Form 10-Q
period 1996-09-30
ALLEGHENY TELEDYNE INC
filed 1996-11-14
CIK 1018963

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.  20549

                                       FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended September 30, 1996

                                           OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period From       to
                                         -----    -----

                         Commission File Number 1-12001

                           ALLEGHENY TELEDYNE INCORPORATED
               ------------------------------------------------------
               (Exact Name of Registrant as Specified in its Charter)


                    Delaware                            25-1792394
          -------------------------------          -----------------
          (State or Other Jurisdiction of          (I.R.S. Employer
          Incorporation or Organization)           Identification No.)


               1000 Six PPG Place
               Pittsburgh, Pennsylvania                 15222-5479
          ----------------------------------------      -----------
          (Address of Principal Executive Offices)      (Zip Code)

                                    (412) 394-2800
                     ---------------------------------------------------
                     (Registrant's Telephone Number, Including Area Code)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes     X           No
                -----              --------


          At November 8, 1996, Registrant had outstanding 174,320,036 shares of its Common Stock.

                               ALLEGHENY TELEDYNE INCORPORATED
                                        SEC FORM 10-Q
                               QUARTER ENDED SEPTEMBER 30, 1996


                                          INDEX

                                                                   Page No.
               PART I. - FINANCIAL INFORMATION

                    Item 1.  Financial Statements

                         Condensed Consolidated Balance Sheets           3

                         Condensed Consolidated Statements of Income     5

                         Condensed Consolidated Statements of Cash Flows 6

                         Notes to Condensed Consolidated Financial
                              Statements                                 8

                    Item 2.  Management's Discussion and Analysis
                             of Financial Condition and Results
                             of Operations                              15

               PART II. - OTHER INFORMATION

                    Item 6.  Exhibits and Reports on Form 8-K           22

                    Signatures                                          23

                             PART I.  FINANCIAL INFORMATION
          Item 1.  Financial Statements

                  ALLEGHENY TELEDYNE INCORPORATED AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In millions except share and per share amounts)
                                   (Unaudited)
                                                September 30,  December 31,
                                                    1996          1995
                                               -------------  ------------
          ASSETS
          Cash and cash equivalents               $  204.8        $  112.6
          Receivables                                520.1           554.5
          Inventories                                461.7           465.9
          Deferred income taxes                       62.6            59.8
          Prepaid expenses and other current assets   24.0            27.2
                                                   -------        --------
                   Total current assets            1,273.2         1,220.0
          Property and Equipment                     730.0           755.9
          Prepaid Pension Cost                       366.5           314.9
          Cost in Excess of Net Assets Acquired      173.2           161.0
          Other Assets                               130.3           163.7
                                                  --------         --------
          Total Assets                            $2,673.2       $ 2,615.5
                                                 =========       =========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          Accounts payable                        $  198.8        $  223.9
          Accrued liabilities                        339.5           332.2
          Current portion of long-term debt            5.8             8.7
                                                  --------        --------
                    Total current liabilities        544.1           564.8
          Long-Term Debt                             590.7           561.1
          Accrued Postretirement Benefits            565.1           541.8
          Other Long-Term Liabilities                128.6           128.9
                                                  --------        --------
                    Total Liabilities              1,828.5         1,796.6
                                                  --------        --------
          Redeemable Preferred Stock, par value
             $1.00: authorized- 2,500,000
             shares; issued- 2,209,122 shares
             in 1995                                     -            33.1
                                                  --------        --------
          Stockholders' Equity:
          Preferred Stock, par value $0.10:
             authorized- 50,000,000 shares;
             issued- none
          Common Stock, par value $0.10:
             authorized- 600,000,000 shares,
             issued and outstanding- 174,167,144
             shares in 1996 and 174,486,110 shares
             in 1995                                  17.4            17.4

                  ALLEGHENY TELEDYNE INCORPORATED AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In millions except share and per share amounts)
                                   (Unaudited)

                                   -Continued-

                                                September 30,  December 31,
                                                    1996          1995
                                                -------------  ------------
                                                 (Unaudited)

          Additional Paid-in Capital                 244.8           255.8

          Retained Earnings                          573.2           498.1
          Net Unrealized Appreciation                  6.6            10.3
          Currency Translation Adjustment              2.7             4.2
                                                 ---------        --------
                    Total stockholders' equity       844.7           785.8
                                                 ---------        --------
          Total Liabilities and
             Stockholders' Equity                 $2,673.2        $2,615.5
                                                  ========        ========

          The accompanying notes are an integral part of these statements.

                  ALLEGHENY TELEDYNE INCORPORATED AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (In millions except per share amounts)
                                     (Unaudited)

                                      Three Months Ended  Nine Months Ended
                                        September 30,       September 30,
                                       1996      1995       1996     1995
                                      ------    ------    -------- --------

          Sales                       $879.7    $962.8    $2,895.3 $3,075.8

          Costs and Expenses:

             Cost of sales             664.0     746.2     2,219.8  2,395.3

             Selling and administrative
               expenses                132.3     117.1       383.1    356.4

             Merger and restructuring
               costs                    31.9       0.3        38.6      6.1

             Interest expense, net       9.4       9.1        29.1     28.5
                                      ------    ------     ------- --------
                                       837.6     872.7     2,670.6  2,786.3
                                      ------    ------    -------- --------

          Earnings Before Other Income  42.1      90.1       224.7    289.5

          Other Income                   1.4       8.3        52.5     71.1
                                      ------    ------    -------- --------
          Income before Income Taxes    43.5      98.4       277.2    360.6

          Provision for Income Taxes    23.9      33.7       115.6    135.7
                                      ------    ------    -------- --------
          Net Income                    19.6      64.7       161.6    224.9

          Preferred Stock Dividends        -       0.5         2.0      0.9
                                      ------    ------    -------- --------
          Net Income Applicable to
            Common Stockholders       $ 19.6    $ 64.2    $  159.6 $  224.0
                                      ======    ======    ======== ========

          Net Income Per Common Share $ 0.11    $ 0.36    $   0.91 $   1.27
                                      ======    ======    ======== ========

          Dividends Per Common Share  $ 0.16    $ 0.13     $  0.48 $   0.38
                                      ======    ======     ======= ========
          The accompanying notes are an integral part of these statements.

                     ALLEGHENY TELEDYNE INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In millions)
                                     (Unaudited)
                                                         Nine Months Ended
                                                           September 30,
                                                         -----------------
                                                           1996     1995
                                                         --------  -------
          Operating Activities:
            Net income                                    $ 161.6  $ 224.9
            Adjustments to reconcile net income to net cash
             provided by (used in) operating activities:
              Gains on sales of businesses                  (44.3)   (51.1)
              Depreciation and amortization of
               property and equipment                        82.8     84.2
              Deferred income taxes                          19.2     31.8
              Increase in prepaid pension costs             (56.2)   (79.5)
              Increase (decrease) in accrued
               postretirement benefits                        9.3     (2.8)
              Decrease (increase) in receivables             17.9    (10.0)
              Decrease (increase) in inventories            (11.8)     7.4
              Decrease in accounts payable                  (18.6)   (51.8)
              Increase in accrued liabilities                12.8     28.5
              Other                                         (11.0)    (0.1)
                                                          -------  -------
            Cash provided by operating activities           161.7    181.5
                                                          -------  -------
          Investing Activities:
             Proceeds from the sales of businesses          106.0     69.0
             Purchase of property and equipment, net        (46.9)   (55.5)
             Purchases of businesses                        (17.0)    (9.5)
             Other                                           (5.2)   (11.3)
                                                          -------  --------
             Cash provided by (used in) investing
               activities                                    36.9     (7.3)
                                                          -------  --------
          Financing Activities:
             Dividends paid - common and preferred stock    (78.2)   (34.4)
             Redemption of preferred stock                  (41.4)       -
             Increase in long term debt                      34.6     15.8
             Purchase of common stock                       (23.7)   (50.5)
             Payments on long-term debt and capital leases  (10.4)    (7.2)
             Exercises of stock options                      12.7      6.2
                                                          -------  -------
             Net cash used in financing activities         (106.4)   (70.1)
                                                          -------  -------
          Increase in cash and cash equivalents              92.2    104.1

                     ALLEGHENY TELEDYNE INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In millions)
                                     (Unaudited)

                                     -Continued-
                                                         Nine Months Ended
                                                           September 30,
                                                         -----------------
                                                           1996     1995
                                                         --------  -------

          Cash and cash equivalents at beginning
               of period                                    112.6     40.9
                                                          -------  -------

          Cash and cash equivalents at end of period      $ 204.8  $ 145.0
                                                          =======  =======

          Non-cash transactions:
            Preferred stock dividend on common stock      $   8.3  $  24.8
                                                          =======  =======

          The accompanying notes are an integral part of these statements.

                      ALLEGHENY TELEDYNE INCORPORATED AND SUBSIDIARIES
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                      (Unaudited)

          Note 1.  Accounting Policies -

          Basis of Presentation

               The interim consolidated financial statements include the accounts of Allegheny Teledyne Incorporated and its subsidiaries. As described in Note 2, on August 15, 1996 Allegheny Ludlum Corporation ("Allegheny Ludlum") and Teledyne, Inc. ("Teledyne") combined to form Allegheny Teledyne Incorporated. The combination was accounted for under the pooling of interests method of accounting and these consolidated financial statements reflect the combined financial position, operating results and cash flows of Allegheny Ludlum and of Teledyne as if they had been combined for all periods presented.

               These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles
          for complete financial statements.   In the opinion of
          management, all adjustments (which include only recurring normal adjustments except as discussed below) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company s Current Report on Form 8-K dated August 30, 1996. The results of operations for these interim periods are not necessarily indicative of the operating results for a full year.

          Depreciation and Amortization

               The straight-line method of depreciation was adopted for all property placed into service after July 1, 1996. For buildings and equipment acquired prior to July 1, 1996, depreciation is computed using a combination of accelerated and straight-line methods. The Company believes the new method will more appropriately reflect its financial results by better allocating costs of new property over the useful lives of these assets. In addition, the new method more closely conforms with that prevalent in the industries in which the Company operates and to that used by the Company's other operating entities. The effect of this change on net income for the period ended September 30, 1996 was not material.

          Note 2.  Combination of Allegheny Ludlum and Teledyne -

               On August 15, 1996, Allegheny Ludlum and Teledyne became wholly owned subsidiaries of Allegheny Teledyne Incorporated. Allegheny Ludlum shareholders received one share of common stock in Allegheny Teledyne Incorporated for each one of their shares in Allegheny Ludlum. Teledyne stockholders received 1.925 shares of common stock in Allegheny Teledyne for each of their Teledyne common shares. There were 174.2 million shares of Allegheny Teledyne Incorporated issued in the combination. Revenues and net income for the six months ended June 30, 1996 (the most recent interim period prior to the pooling) were $691.7 million and $39.6 million, respectively, for Allegheny Ludlum and $1,331.5 million and $102.4 million, respectively, for Teledyne. Intercompany transactions prior to the combination were not material.

          Note 3.  Inventories -

               Inventories were as follows (in millions):

                                            September 30,    December 31,
                                                1996             1995
                                            -------------    ------------
          Raw materials and supplies          $110.1            $141.7
          Work-in-process                      501.9             544.4
          Finished goods                       128.4              97.1
                                              ------             ------
          Total inventories at current cost    740.4             783.2

          Less allowances to reduce current
            cost values to LIFO basis         (247.9)           (273.0)

          Progress payments                    (30.8)            (44.3)
                                              ------            ------
                                              $461.7            $465.9
                                              ======            ======

          Note 4.  Credit Agreement and Long-Term Debt -

          Credit Agreement

               In August 1996, the domestic credit facilities of Allegheny Ludlum and Teledyne were replaced with a new five year credit agreement for Allegheny Teledyne Incorporated that provides for borrowings of up to $500 million on a revolving credit basis. Interest is payable at prime or other alternative interest rate bases, at the Company's option. The agreement provides for an annual facility fee of 0.075%.

               The credit agreement has various covenants which limit the Company's ability to dispose of properties and merge with another corporation. The Company is also required to maintain certain financial ratios as defined in the agreement which can also limit the amount of dividend payments and share repurchases. Under the most restrictive requirement, approximately 50% of the Company's retained earnings are currently free of restrictions pertaining to cash dividend distributions and share repurchases. Borrowings outstanding under the credit agreement are unsecured.

          Long Term Debt

              During the 1996 third quarter, the Company guaranteed the payment of outstanding Teledyne 10% subordinated debentures, due in 2004, Teledyne 7% subordinated debentures, due in 1999, and Allegheny Ludlum 6.95% debentures, due in 2025.

               During the 1996 third quarter, the Company called for the redemption of the Teledyne 10% subordinated debentures, due in 2004. These debentures were subsequently redeemed on October 9, 1996 utilizing $250 million from the new credit facilities discussed above and $115 million from cash on hand. As a result, an extraordinary loss of $22.3 million pretax, or approximately $0.08 per share net of tax, will be recognized in the 1996 fourth quarter to expense the related unamortized original issue discount.

          Note 5.  Redemption of Preferred Stock -

               On August 14, 1996, all of the outstanding shares of Teledyne Series E Cumulative Preferred Stock were redeemed at $15.00 per share, together with an additional $0.60 per share, representing an amount equal to the dividend payment that would have otherwise been due September 1, 1996.

          Note 6.  Business Segments -

                Information on the Company's business segments for the three and nine months ended September 30, 1996 and 1995 was as follows (in millions):
                                    Three Months Ended   Nine Months Ended
                                      September 30,        September 30,
                                    -------- --------   -------  --------
                                      1996     1995       1996      1995
                                    -------- --------   --------  --------
          Sales:
          Specialty metals           $486.4    $545.0   $1,562.4  $1,683.3

          Aerospace and electronics   223.7     223.5      735.0     682.8

          Industrial                  100.2      91.2      343.2     287.8

          Consumer                     68.2      67.7      207.2     195.8
                                     ------    ------   --------- --------

                                   Three Months Ended   Nine Months Ended
                                     September 30,        September 30,
                                   --------  --------   --------  --------
                                      1996      1995      1996      1995
                                   --------  --------   --------  --------

          Total Continuing Operations 878.5     927.4    2,847.8   2,849.7
          Discontinued Operations       1.2      35.4       47.5     226.1
                                     ------    ------   --------- --------
                                     $879.7    $962.8   $2,895.3  $3,075.8
                                     ======    ======   ========  ========

          Operating Profit:
            Specialty metals          $59.2    $ 76.2      $208.3   $243.5

            Aerospace and electronics  19.0      21.7        65.1     66.7

            Industrial                  8.7       8.5        32.9     29.0

            Consumer                    3.2       4.0        12.5      7.9
                                      -----    ------      ------   ------
            Total operating profit     90.1     110.4       318.8    347.1

          Closed operations             0.6      (0.7)       44.2     62.7
          Corporate expenses          (12.2)     (4.3)      (32.3)   (29.8)
          Merger and restructuring
             costs                    (31.9)     (0.3)      (38.6)    (6.1)
          Interest expense, net        (9.4)     (9.1)      (29.1)   (28.5)
          Operating income from
             assets held for sale       0.3       2.4         2.2      9.7
          Excess pension income         6.0         -        12.0      5.5
                                      -----    ------      ------   ------
          Income before income taxes  $43.5    $ 98.4      $277.2   $360.6
                                      =====    ======      ======   ======

               Operating results for closed operations for the nine months include pretax gains of $41.0 million on the sale of the defense vehicle business in 1996 and $50.7 million on the sale of the defense electronics systems business in 1995. These amounts are included with other income in the statements of income for the respective periods.

               Corporate expenses for the 1995 periods include $5.9 million for the recovery of an amount previously written off. Merger and restructuring costs include proxy expenses in 1995.

               Pension income in excess of amounts allocated to business segments to offset pension and other post retirement benefit expenses is presented separately.

          Note 7.  Net Income Per Share -

               The weighted average number of shares of common stock used in the computation of net income per share for the three and nine months ended September 30, 1996 was 174,068,161 and 174,010,470, respectively, and 176,186,299 and 176,879,918, respectively, for the same periods in 1995.

          Note 8.  Commitments and Contingencies -

               The Company is subject to federal, state and local environmental laws and regulations which require that it investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including sites at which the Company has been identified as a potentially responsible party under the federal Superfund laws and comparable state laws. The Company is currently involved in the investigation and remediation of a number of sites under these laws.

               The Company accrues for losses associated with environmental remediation obligations when the Company's liability is probable and the costs are reasonably estimable. In many cases, however, investigations are not yet at a stage where the Company has been able to determine whether it is liable or, if liability is probable, to reasonably estimate the loss or range of loss, or certain components thereof. Estimates of the Company's liability are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluations and estimates of appropriate cleanup technology, methodology and cost, the extent of corrective actions that may be required, and the number and financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation. Accordingly, as investigation and remediation of these sites proceeds, it is likely that adjustments in the Company's accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on the Company's results of operations in a given period, but are not reasonably estimable. Based on currently available information, however, management does not believe future environmental costs at sites with which the Company has been identified in excess of those accrued are likely to have a material adverse effect on the Company's financial condition or liquidity.

               At September 30, 1996, the Company's reserves for environmental remediation obligations totaled approximately $49 million, of which approximately $18 million was included in other current liabilities. The reserve includes estimated probable future costs of $18 million for federal Superfund and comparable state-managed sites; $9 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $10 million for owned or controlled sites at which Company operations have been discontinued; and $12 million for sites utilized by the Company in its ongoing operations. The Company is evaluating whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties other than participating potentially responsible parties.

               The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years, and will complete remediation of all sites with which it has been identified in up to thirty years.

               Various claims (whether based on U.S. government or Company audits and investigations or otherwise) have been or may be instituted or asserted against the Company related to its U.S. government contract work, including claims based on business practices and cost classifications and actions under the False Claims Act. Although such claims are generally resolved by detailed fact-finding and negotiation, on those occasions when they are not so resolved, civil or criminal legal or administrative proceedings may ensue. Depending on the circumstances and the outcome, such proceedings could result in fines, penalties, compensatory and treble damages or the cancellation or suspension of payments under one or more U.S. government contracts. Under government regulations, a company, or one or more of its operating divisions or units, can also be suspended or debarred from government contracts based on the results of investigations. However, although the outcome of these matters cannot be predicted with certainty, management does not believe there is any audit, review or investigation currently pending against the Company of which management is aware that is likely to result in suspension or debarment of the Company, or that is otherwise likely to have a material adverse effect on the Company's financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period.

               In October 1996, the Company reached an agreement in principle with the U.S. government for a joint settlement of two cases, one involving the Company's former Teledyne Neosho unit, divested in 1992 and the other involving the Company's Teledyne Thermatics unit, divested in 1996, for an aggregate of $11.5 million. The matter involving Teledyne Neosho was an action brought in 1991 under the False Claims Act in the U.S. District Court for the Western District of Missouri and related to alleged misappropriations of government-owned aircraft parts and falsification of inventory control documents. The matter involving Teledyne Thermatics commenced in 1993 when Teledyne Thermatics sought admission into the Department of Defense Voluntary Disclosure Program with respect to testing practices at variance from military specifications. Previously established reserves for these matters amounted to $3.8 million. The agreement in principle to settle these cases is subject to formal approval by the Department of Justice and negotiation of a final settlement agreement both of which are expected to be consummated before year end.

               The Company learns from time to time that it has been named as a defendant in civil actions filed under seal pursuant to the False Claims Act. Generally, as these cases are under seal, the Company does not possess sufficient information to determine whether the Company will sustain a material loss in such matters, or to reasonably estimate the amount of any loss attributable to such case or cases. Consequently, the Company is not able to identify whether a material loss contingency could arise therefrom.

               A number of other lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, stockholder and tax matters. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company's financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period.

               In June 1996, the United States Court of Appeals for the Third Circuit upheld a lower court ruling that found in favor of Allegheny Ludlum in a case brought by Allegheny International, Inc. ("AI") to recover a $5.5 million refund received by Allegheny Ludlum in 1989 with respect to a federal income tax overpayment. The case, which was brought in the United States District Court for the Western District of Pennsylvania, arose out of the 1980 management-led buyout of Allegheny Ludlum from AI and was pursued by Sunbeam Corporation, the successor to AI following AI's bankruptcy reorganization. The Third Circuit denied Sunbeam's request for a rehearing. No further appeals are available to Sunbeam.

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          COMBINATION OF ALLEGHENY LUDLUM AND TELEDYNE

               On August 15, 1996, Allegheny Ludlum Corporation ("Allegheny Ludlum") and Teledyne, Inc. ("Teledyne") combined to form Allegheny Teledyne Incorporated. As a result of the combination, Allegheny Ludlum and Teledyne became wholly owned subsidiaries of Allegheny Teledyne Incorporated. Allegheny Ludlum shareholders received one share of common stock in Allegheny Teledyne Incorporated for each one of their shares in Allegheny Ludlum. Teledyne stockholders received 1.925 shares of common stock in Allegheny Teledyne for each of their Teledyne common shares. The combination was accounted for under the pooling of interests method of accounting and the consolidated financial statements reflect the combined financial position, operating results and cash flows of Allegheny Ludlum and Teledyne as if they had been combined for all periods presented. As a result, income includes nonrecurring merger and restructuring costs of $31.9 million, $26.3 net of tax, in the 1996 third quarter and $38.6 million, $31.5 million net of tax, for the 1996 nine months.
          Additionally, income for the 1995 nine months was adversely affected by costs of $6.1 million, $3.7 million net of tax, related to an unsolicited merger proposal and ensuing proxy contest involving Teledyne.

          RESULTS OF OPERATIONS

                Allegheny Teledyne Incorporated is a federation of technology-based manufacturing businesses with significant concentration in specialty metals complemented by aerospace and electronics, industrial, and consumer products.

               Sales and operating profit for the Company's four business segments are discussed below.

          Specialty Metals

               Sales declined 10.7 percent to $486.4 million and operating profit declined 22.3 percent to $59.2 million for the 1996 third quarter compared to 1995. For the 1996 nine months, sales declined 7.2 percent to $1,562.4 million and operating profit declined 14.4 percent to $208.3 million from the comparable periods of 1995.

                In flat rolled products, sales and operating profits for Allegheny Ludlum and Rodney Metals combined declined 20.5 percent and 47.0 percent, respectively, from the 1995 third quarter and declined 13.7 percent and 30.9 percent, respectively, from the 1995 nine months. Sales and operating profit for all other businesses in the specialty metals segment increased 18.0 percent and 161.6 percent, respectively, over the year ago third quarter and increased 12.6 percent and 102.7 percent, respectively, over the 1995 nine months. This performance was helped by robust sales to commercial aerospace and industrial markets that use highly specialized metals from Allvac and Wah Chang.

                Commodity stainless steel pricing declined steeply under heavy pressure from European and Asian commodity stainless steel imports. At the same time, flat rolled tonnage shipments were weaker than recent third quarter levels. Tons shipped in the third quarter and first nine months of 1996 were 126,000 and 409,000 respectively, compared to 139,000 and 461,000 for the same periods of 1995. The average price per ton of flat rolled specialty metals shipped in the quarter was $2,554 compared with $2,880 in the 1995 third quarter. Even with the price declines, higher valued non-commodity products at Allegheny Ludlum and Rodney Metals kept the average price per ton higher than the balance of the industry. Lower raw material costs and tight operating controls did not offset the price and volume declines.

               On November 6, 1996, Allegheny Ludlum announced price increases of approximately 5% for stainless steel sheet, strip, continuous mill plate and plate mill plate, effective with shipments March 3, 1997. All current raw material surcharges will continue to apply.

          Aerospace and Electronics

               On sales of $223.7 million, the same level as last year, third quarter operating profit declined 12.8 percent to $19.0 million from the comparable 1995 quarter. For the 1996 nine months, sales increased 7.6 percent to $735.0 million while operating profit declined 2.4 percent to $65.1 million compared to the 1995 period.

               Sales improvements resulted from increased development work on the "Global Hawk". Sales also increased for electronic devices and electromechanical relays for commercial customers, and engineering services related to environmental cleanup of chemical munitions. Sales declined in electronic countermeasure equipment for the international market, and fabricated products and airframe structures for the U.S. Government. Increases in operating profit primarily due to improved performance from electronic devices and instruments, and electromechanical relays, were more than offset by higher research, development and contract proposal costs.

          Industrial

               Sales increased 9.8 percent to $100.2 million and operating profit increased 2.4 percent to $8.7 million for the 1996 third quarter compared to the same period of 1995. For the 1996 nine months, sales increased 19.2 percent to $343.2 million and operating profit increased 13.4 percent to $32.9 million for the same period last year. The improvement in sales and operating profit was due principally to the acquisition in December 1995 of the European-based Stellram Group, a manufacturer of high precision milling, boring and drilling systems.

          Consumer

               While sales of $68.2 million in the 1996 third quarter were marginally higher compared to the same period of 1995, operating profit decreased by 20.0 percent to $3.2 million. For the 1996 nine months, sales increased 5.8 percent to $207.2 million and operating profit improved 58.2 percent to $12.5 million. Sales improved primarily due to two acquisitions: Jandy Industries, a major United States producer of water flow control valves and electronic control systems for the swimming pool industry, and Envases Comerciales, S.A., a Costa Rican manufacturer of specialty packaging for pharmaceutical and food companies. These improved sales were partially offset by declining revenues in oral health, shower, and filtration products. Operating profit benefited from reduced product introduction expenses in the 1996 nine months compared to the 1995 period. Operating profit for the 1996 third quarter was adversely affected by a patent litigation settlement.

          DISPOSITIONS

               In March 1996, the Company sold Teledyne Vehicle Systems, a defense supplier, at a pretax gain of $41.0 million, which is included in other income. In January 1995, the Company sold substantially all of its defense electronic systems business and related assets at a pretax gain of $50.7 million, which is included in other income.

          INCOME TAXES

               The Company's higher effective tax rates for 1996 third quarter and nine months were the result of non-deductible merger and restructuring costs.

          FINANCIAL CONDITION AND LIQUIDITY

               Working capital increased to $729.1 million at September 30, 1996 compared to $655.2 million at the end of 1995. The current ratio increased to 2.3 from 2.2 in the same periods. The increase in working capital of $73.9 million was primarily due to an increase in cash balances of $92.2 million and lower accounts payable partially offset by a decrease in receivables.

                In the first nine months of 1996, cash generated from operations of $161.7 million, proceeds from the sales of businesses of $106.0 million and an increase in net borrowings of $24.2 million were used to pay dividends on common and preferred stock of $78.2 million and invest $63.9 million in capital equipment and business expansion. In addition, prior to the combination, $41.4 million was used to redeem the outstanding Teledyne Series E Preferred Stock and $23.7 million was used to repurchase common stock. Cash transactions plus cash on hand at the beginning of the year resulted in a cash position of $204.8 million at September 30, 1996. Allegheny Ludlum and Teledyne terminated their respective stock repurchase programs on or before April 1, 1996. Minor amounts of common stock are acquired from time to time under stock-based employee compensation plans.

               Capital expenditures for 1996 are expected to approximate $110 million.

               In August 1996, the domestic credit facilities of Allegheny Ludlum and Teledyne were replaced with a new five year credit agreement for Allegheny Teledyne Incorporated that provides for borrowings of up to $500 million on a revolving credit basis. Interest is payable at prime or other alternative interest rate bases, at the Company's option. For additional discussion of the new credit agreement, see Note 4 to the condensed consolidated financial statements of the Company.

              During the 1996 third quarter, the Company guaranteed the payment of the outstanding Teledyne 10% subordinated debentures, due in 2004, Teledyne 7% subordinated debentures, due in 1999, and Allegheny Ludlum 6.95% debentures, due in 2025.

               During the 1996 third quarter the Company called for the redemption of the Teledyne 10% subordinated debentures, due in 2004. These debentures were subsequently redeemed on October 9, 1996 utilizing $250 million from the new credit facilities discussed above and $115 million from cash on hand. As a result, an extraordinary loss of $22.3 million pre-tax, or approximately $0.08 per share net of tax, will be recognized in the 1996 fourth quarter to expense the related unamortized original issue discount.

               Additionally, in the 1996 fourth quarter, the Company completed a $25 million sale of commercial real estate related to a business previously sold. The Company expects to record a gain on this transaction.

               During the 1996 third and fourth quarters, the underfunded defined benefit pension plans of Allegheny Ludlum are being merged with overfunded defined benefit pension plans of Teledyne. The resulting pension plan will be fully funded with assets significantly in excess of the projected benefit obligations. As a result, the Company does not anticipate that it will have to contribute to its defined benefit pension plans for the indefinite future. Under current Internal Revenue Code regulations, certain amounts paid for retiree medical expenses may be reimbursed annually from the excess pension plan assets.

               The Company believes that internally generated funds, current cash on hand and borrowing from existing credit lines will be adequate to meet foreseeable needs.

          OTHER MATTERS

          Environmental

               The Company is subject to federal, state and local environmental laws and regulations which require that it investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including sites at which the Company has been identified as a potentially responsible party under the federal Superfund laws and comparable state laws. The Company is currently involved in the investigation and remediation of a number of sites under these laws.

               The Company's reserves for environmental investigation and remediation totaled approximately $49 million at September 30, 1996, of which approximately $18 million was included in other current liabilities. The reserve includes estimated probable future costs of $18 million for federal Superfund and comparable state-managed sites; $9 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $10 million for owned or controlled sites at which Company operations have been discontinued; and $12 million for sites utilized by the Company in its ongoing operations.

               With respect to proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, or similar state statutes, the Company has been identified as a potentially responsible party at approximately 60 of such sites, excluding those at which it believes it has no future liability. The Company's involvement is very limited or de minimis at approximately 50 of these sites, and the potential loss exposure with respect to any individual site is not considered to be material.

               The measurement of environmental liabilities by the Company is based on currently available facts, present laws and regulations, and current technology. As investigation and remediation of these sites proceeds, it is likely that adjustments in the Company's accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on the Company's results of operations in any one period, but are not reasonably estimable. Based on currently available information, however, management does not believe future environmental costs at sites with which the Company has been identified in excess of those accrued are likely to have a material adverse effect on the Company's financial condition or liquidity.

                For additional discussion of environmental matters, see
          Note 8 to the condensed consolidated financial statements of the Company.

          Government Contracts

               A number of Company subsidiaries perform work on contracts with the U.S. government. Many of these contracts include price redetermination clauses, and most are terminable at the convenience of the government. Certain of these contracts are fixed-price or fixed-price incentive development contracts.
          There is risk on such contracts that costs may exceed those expected when the contracts were negotiated. Absent modification of these contracts, any costs incurred in excess of the fixed or ceiling prices must be borne by the Company. In addition, virtually all defense programs are subject to curtailment or cancellation due to the year-to-year nature of the government appropriations and allocations process. A material reduction in U.S. government appropriations may have an adverse effect on the Company's business, depending upon the specific programs affected by any such reduction. Since certain contracts extend over a long period of time, all revisions in cost and funding estimates during the progress of work have the effect of adjusting the current period earnings on a cumulative catch-up basis. When the current contract estimate indicates a loss, provision is made for the total anticipated loss.

               Various claims (whether based on U.S. government or Company audits and investigations or otherwise) have been or may be instituted or asserted against the Company related to its U.S. government contract work, including claims based on business practices and cost classifications and actions under the False Claims Act. Although such claims are generally resolved by detailed fact-finding and negotiation, on those occasions when they are not so resolved, civil or criminal legal or administrative proceedings may ensue. Depending on the circumstances and the outcome, such proceedings could result in fines, penalties, compensatory and treble damages or the cancellation or suspension of payments under one or more U.S. government contracts. Under government regulations, a company, or one or more of its operating divisions or units, can also be suspended or debarred from government contracts based on the results of investigations. Given the extent of the Company's business with the U.S. government, a suspension or debarment of the Company could have a material adverse effect on the future operating results and consolidated financial condition of the Company. However, although the outcome of these matters cannot be predicted with certainty, management does not believe there is any audit, review or investigation currently pending against the Company of which management is aware that is likely to result in suspension or debarment of the Company, or that is otherwise likely to have a material adverse effect on the Company's financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period.

               For additional discussion of government contract matters, see Note 8 to the condensed consolidated financial statements of the Company.

          FORWARD-LOOKING STATEMENTS

               Certain forward-looking statements are contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 8 to the condensed consolidated financial statements of the Company, including statements concerning anticipated effects of the business combination of Allegheny Ludlum and Teledyne on future earnings, cost savings and operations of the Company (including anticipated benefits relating to the merger of the respective pension plans of Allegheny Ludlum and Teledyne), expected capital expenditures, the outcome of any government inquiries, litigation or other proceedings related to government contract or other matters, and future environmental costs. These statements are based on current expectations that involve a number of risks and uncertainties, including those described above under the captions "Other Matters--Government Contracts" and "Other Matters-- Environmental." In addition, realization of the anticipated benefits of the combination of Allegheny Ludlum and Teledyne could take longer than expected and implementation difficulties and market factors could alter the anticipated benefits. Actual results may differ materially from the results anticipated in the forward-looking statements. Additional risk factors are described from time to time in the Company's filings with the Securities and Exchange Commission, including its Report on Form 8-K dated August 30, 1996.

                             PART II.  OTHER INFORMATION


          Item 6.  Exhibits and Reports on Form 8-K

               (a)  Exhibits -

                    10   Credit Agreement dated as of August 30, 1996

                    18   Letter re change in accounting principles

                    27   Financial data schedule

               (b) Registrant filed the following reports on Form 8-K relating to items 2, 5 and 7: August 21, 1996 relating to the guarantee of debt and August 30, 1996 related to the combination.

                                     SIGNATURES





               Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ALLEGHENY TELEDYNE INCORPORATED
                                        (Registrant)




          Date: November 13, 1996       By  /s/ James L. Murdy
                                           ------------------------------
                                           James L. Murdy
                                           Senior Vice President - Finance
                                           and Chief Financial Officer
                                           (Duly Authorized Officer and
                                           Principal Financial Officer)

                                      EXHIBIT INDEX


           Exhibit                                         Sequential Page
            Number                                              Number
          --------                                         ----------------

             10     Credit Agreement dated as of August 30, 1996

             18     Letter re change in accounting principles

             27     Financial data schedule