Form 10-K
period 1996-12-31
ALLEGHENY TELEDYNE INC
filed 1997-03-27
CIK 1018963

                                                                           1996
===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______

                         Commission file number 1-12001

                        ALLEGHENY TELEDYNE INCORPORATED
             (Exact name of registrant as specified in its charter)

          Delaware                                            25-1792394
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)

1000 Six PPG Place, Pittsburgh, Pennsylvania                   15222-5479
  (Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (412) 394-2800

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

================================================================================================
Title of each class                                    Name of each exchange on which registered
------------------------------------------------------------------------------------------------
Common Stock, $0.10 Par Value                          New York Stock Exchange
Teledyne, Inc. 7% Subordinated Debentures due 1999     New York Stock Exchange
================================================================================================

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At March 14, 1997, the Registrant had outstanding 176,093,974 shares of its Common Stock. The aggregate market value of the Registrant's voting stock held by non-affiliates at this date was approximately $3.9 billion, based on the closing price of $28.625 as reported on the New York Stock Exchange. Shares of common stock known by the Registrant to be beneficially owned by executive officers or directors of the Registrant are not included in the computation. The Registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

                      Documents Incorporated By Reference

Selected portions of the 1996 Annual Report to Stockholders - Part I, Part II and Part IV of this Report.

Selected portions of the 1997 Proxy Statement - Part III of this Report.

===============================================================================

                        ALLEGHENY TELEDYNE INCORPORATED
                                 SEC FORM 10-K
                      FISCAL YEAR ENDED DECEMBER 31, 1996

                                     INDEX

PART I                                                                   PAGE NO.
         Item 1.  Business                                                   3

         Item 2.  Properties                                                17

         Item 3.  Legal Proceedings                                         20

         Item 4.  Submission of Matters to a Vote of Security Holders       21

PART II

         Item 5.  Market for Registrant's Common Stock and Related
                     Stockholder Matters                                    22

         Item 6.  Selected Financial Data                                   22

         Item 7.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                    22

         Item 8.  Financial Statements and Supplementary Data               22

         Item 9.  Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                    22

PART III

         Item 10. Directors and Executive Officers of the Registrant        22

         Item 11. Executive Compensation                                    22

         Item 12. Security Ownership of Certain Beneficial Owners and
                     Management                                             23

         Item 13. Certain Relationships and Related Transactions            23

PART IV

         Item 14. Exhibits and Financial Statement Schedules                23

SIGNATURES                                                                  24

EXHIBIT INDEX                                                               26

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

         Allegheny Teledyne Incorporated is a Delaware corporation with its principal executive offices located at 1000 Six PPG Place, Pittsburgh, Pennsylvania 15222-5479, telephone (412) 394-2800. Allegheny Teledyne was formed on August 15, 1996 by the combination of Allegheny Ludlum Corporation ("Allegheny Ludlum") and Teledyne, Inc. ("Teledyne"), which became wholly owned subsidiaries of Allegheny Teledyne. In the combination, Allegheny Ludlum shareholders received one share of Allegheny Teledyne common stock for each one of their Allegheny Ludlum common shares, and Teledyne stockholders received
1.925 shares of Allegheny Teledyne common stock for each of their Teledyne common shares. The combination was accounted for under the pooling of interests method of accounting. References to "Allegheny Teledyne," the "Company" or the "Registrant" mean Allegheny Teledyne Incorporated and its subsidiaries, unless the context otherwise requires.

         The Company is a group of technology-based manufacturing businesses with significant concentration in specialty metals, complemented by aerospace and electronics, industrial, and consumer products. The Company operates in four business segments - specialty metals, aerospace and electronics, industrial, and consumer - which accounted for 54.3%, 26.2%, 11.9%, and 7.6%, respectively, of the Company's total operating revenues of $3.8 billion for the year ended December 31, 1996. Additional financial information with respect to the Company's business segments, including their contributions to operating earnings and their identifiable assets, for the three years ended December 31, 1996 is presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations" on pages 23 to 29 of the 1996 Annual Report to Stockholders (the "1996 Annual Report") and in Note 11 of Notes to Consolidated Financial Statements beginning on page 35 of the 1996 Annual Report and is incorporated herein by reference.

SPECIALTY METALS SEGMENT

         The products of this business segment are representative of the practical application of metallurgical science and technology as it is known and practiced throughout the world. Their unique characteristics are derived from the nature of the metals produced, the particular properties of the alloys melted, and the various processes, methods, forms, shapes and end products manufactured. Companies in the specialty metals segment include Allegheny Ludlum, Allvac, Rodney Metals, Wah Chang, Casting Service, and Portland Forge. These companies offer a number of products including:

         Specialty Steels, Super Alloys and Other Alloys. The term "specialty steel" refers to stainless steels, high speed and tool steels, high temperature alloys (super alloys), electronic and thermostatic alloys, and electrical steels. As compared with carbon steel, stainless steel alloys contain elements such as chromium, nickel, and molybdenum to make them corrosion- and heat-resistant; tool steel alloys, which contain more carbon than stainless steel, include tungsten, molybdenum, and other metals to make them both hard and malleable; and electrical steel contains silicon to minimize energy loss. Most high temperature alloys, electronic alloys and thermostatic alloys are not steel by definition and are more properly referred to as specialty metals.

         Unlike high-volume carbon steel producers, specialty steelmakers produce smaller quantities with special equipment. Because of the need to meet more exacting technical and metallurgical requirements, stainless and other specialty steels are made with special processing techniques and generally utilize different alloying elements such as nickel, ferrochromium, molybdenum, niobium, titanium and cobalt.

         Specialty steel is produced in a variety of forms (sheet, strip, foil, plate, wire, ingot, billet, rod, bar, tubing, and shapes) and is selected for use in environments that demand materials having exceptional hardness, toughness, strength, resistance to heat, corrosion or abrasion or a combination of these characteristics. Common end uses of specialty steel include automobiles, appliances, communications and electronics equipment, marine equipment, electric power generating and distribution equipment, environmental equipment, home utensils and cutlery, construction products, tools and dies, food and chemical processing equipment, medical and health equipment, and aircraft and defense equipment.

         High-purity and high-performance superalloys, other alloys, and specialty steels are refined, partially finished, then sold to a wide variety of customers worldwide for many different applications in diverse industries, including aerospace, biomedical, marine, oil and gas, chemical processing, nuclear, and transportation industries.

         Allegheny Teledyne is able to produce a wide range of premium grade, nickel-based, cobalt-based, and titanium alloys that are designed to meet the high performance requirements of the aircraft, aerospace, gas turbine, nuclear energy, and chemical processing industries. These products, in various forms, are engineered to retain exceptional strength and corrosion resistance at temperatures through 2,000 degrees Fahrenheit and are used in critical, high-stress applications.

         Allegheny Teledyne high-speed steels provide the high temperature hardness required for lathe bits, drills, milling cutters, taps and dies, and other cutting tools. Related alloy steels, including a cobalt-free maraging grade, are produced for bearings, gears, special aerospace hardware, and high-strength applications.

         Thin-rolled metals are fabricated in a broad range of gauges, widths, and coatings to meet the specialized needs of a diverse international customer base. These customers then use the metal to fabricate a variety of different products ranging from automobile components to photographic, personal computer, and consumer products. A significant portion of these metals are distributed through a network of Company service centers, some located in foreign countries.

         Refractory and Reactive Metals. High-purity metals that exhibit unique properties (primarily zirconium, but including hafnium, vanadium, niobium, and titanium) are melted, refined, partially finished, then sold to domestic and foreign customers primarily in the nuclear energy, chemical processing, medical, and aerospace industries.

         Allegheny Teledyne is a leading U.S. producer of zirconium, a highly corrosion-resistant metal that is transparent to neutrons. It is used for fuel tubes and structural parts in nuclear power reactors and for corrosion-resistant chemical industry applications. Other users of zirconium include the jewelry and personal hygiene industries. Hafnium, derived as a by-product of zirconium, is used for control rods in nuclear reactors due to its ability to absorb neutrons.

         Niobium, also known as columbium, is a high-technology metal produced by Allegheny Teledyne in various forms and alloys. It is used as an alloying element in the manufacture of many steels. The higher quality grades produced by Allegheny Teledyne are used in superalloys for jet engines and special alloys for aerospace applications such as rocket nozzles. When alloyed with titanium, niobium is used in applications requiring superconducting characteristics for high-strength magnets. This area includes medical devices for body-scanning, accelerators for high-energy physics, and fusion energy projects for future generation of electricity.

         Tantalum, one of the most corrosion-resistant metals, is produced by Allegheny Teledyne for medical implants, chemical process equipment, and aerospace engine components.

         Forgings and Castings. Allegheny Teledyne also processes metals by casting, forging, rolling, drawing, and extruding the metals into finished forms that are used in a diverse number of industries. With the latest screw-type forging presses, the Company is a major U.S. producer of carbon and alloy steel forgings in sizes ranging from one pound to more than 200 pounds. In addition to supplying the transportation, construction, and other basic industries, the Company has the ability to forge the more difficult alloys, which are used in aerospace, medical implants, and other critical applications.

         Allegheny Teledyne also casts a variety of metals into forms ranging from diesel locomotive engine blocks to lightweight aluminum and magnesium aircraft parts. Housings and parts are also made for power generation equipment, tools, and automobiles. Cold-drawn stainless steel and custom-fabricated tubing is also produced.

AEROSPACE AND ELECTRONICS SEGMENT

         Companies in the aerospace and electronics segment include Teledyne Ryan Aeronautical, Teledyne Brown Engineering, Teledyne Electronic Technologies, Teledyne Continental Motors, Teledyne Controls and Teledyne Economic Development. These companies offer a variety of products and services including:

         Unmanned Aerial Vehicles and Targets. Unmanned aerial vehicles and targets are designed, manufactured, and sold for defense-related purposes to the U. S. Government and to the international market. Allegheny Teledyne's background in airframe manufacture goes back to Charles Lindbergh's Spirit of St. Louis, which was built by Ryan Airlines, Inc., the predecessor to today's Teledyne Ryan Aeronautical. More than 25 types of remotely piloted aircraft, usually called Unmanned Aerial Vehicles ("UAVs"), have been built by Ryan, in both supersonic and subsonic versions. These recoverable and reusable vehicles are used for sophisticated military missions, such as reconnaissance, with the pilots safely flying them from remote control centers. Ryan heads the team developing the Global Hawk UAV for the U.S. Government. Through the production of sophisticated UAVs, Allegheny Teledyne has also developed broad experience in the use of advanced materials, such as graphite composites, and has facilities for the numerically controlled machining of airfoils from honey-comb materials.

         Allegheny Teledyne has built the airframe for the U. S. Army's Apache attack helicopter and, during 1997, expects to begin building this airframe for attack helicopters used by the United Kingdom and The Netherlands.

         Aviation Propulsion Systems. Aviation propulsion systems, including small gas turbine engines and piston engines, are designed, manufactured and sold domestically and internationally for general aviation and defense-related purposes. Small gas turbine engines are used primarily in aerial targets and missiles. The piston engine products, sold under the Teledyne Continental Motors name, are used by several general aviation aircraft original equipment manufacturers ("OEMs") and after-market suppliers. Continental Motors' piston engines have been powering airplanes for 60 years, and today about half of the general aviation piston engines produced in the U.S. are built by Allegheny Teledyne.

         Engineering Services. A wide range of engineering services is offered to government defense and aerospace customers as well as commercial customers. These services include payload integration for the space shuttle and systems engineering for ballistic missile defense. In addition, computer software has been developed for simulations and hardware performance evaluations.

         Sensing, Analysis and Instrumentation Systems and Instruments. A diverse range of sensing, analysis, and instrumentation systems and instruments are designed, manufactured and sold to a number of customers, including the U.S. Federal Aviation Administration, domestic and foreign airlines, commercial aircraft OEMs, and a broad base of companies in different industrial sectors.

         Allegheny Teledyne currently produces equipment for telemetering data from remote sources, which is used by major airlines and helicopter fleets to record in-flight performance and maintenance data on their aircraft.

         Sensors, analyzers (on-line and portable), and custom-engineered systems incorporate a broad range of principles of measurement, including electrochemical, electrolytic diffusion, chemiluminescence, absorption photometry, thermal conductivity, flame ionization, and catalytic oxidation.

         Oxygen sensors are designed to be accurate, sensitive, reliable, and versatile in their applications. Photometric detectors for specific chemicals cover the complete spectrum of absorption analysis, from ultraviolet to visible to infrared wave-lengths. Polarographic sensors for carbon monoxide and hydrogen sulfide gas analysis also monitor chlorine, fluorine, and reducing gases.

         Allegheny Teledyne produces equipment for geophysical exploration and analysis for oil and gas exploration surveys and the measurement of seismic earth motion. It is a leader in the production of a family of hydrophones based on piezoelectric ceramics. For over a half century, precise seismometers developed and manufactured by Allegheny Teledyne have been used for detecting natural and man-made earth motion. Today, smaller, more sensitive instruments and microprocessor-based, portable systems are designed to quickly extract and analyze seismic information.

         Controlled Explosive Devices. Controlled explosive devices are designed, manufactured, and sold for defense-related, aerospace and commercial purposes. These devices are used in a wide range of pilot ejection systems, airframe separation, and other similar aerospace-related systems. Commercially, the devices are used in vehicle airbags and petroleum industry drilling systems, among other uses.

         Electronic Components and Subsystems. A wide range of electronic chips, components and subsystems are designed, manufactured, and sold worldwide for a variety of aerospace, defense-related, medical, industrial, and consumer applications.

         Allegheny Teledyne's hybrid microcircuits are used in a variety of military, space, industrial, and medical applications. These compact and complex electronic building blocks combine multiple transistors and integrated circuits in multi-chip modules where small packaging sizes, reliability, and light weight are of paramount importance. Thousands of these microcircuits, the size of postage stamps, have been produced, and are being used for heart pacemakers and interplanetary missions, as well as many other uses.

         Using microcircuit technology and encryption algorithms, Allegheny Teledyne is developing equipment to provide cryptographic security for commercial wideband telecommunications applications.

         Allegheny Teledyne's high power traveling wave tubes are used to transmit thousands of telephone conversations or a dozen television channels around the world simultaneously via satellite networks. Similar types of traveling wave tubes are used in airborne and ground-based electronic countermeasure equipment.

         In the microwave industry, Allegheny Teledyne is a leading supplier of ferrite components and switching devices, as well as filters, oscillators, and integrated subsystems. Monolithic microwave integrated circuits are provided for both commercial and military applications.

         Other components include operational amplifiers, digital-analog converters, miniature relays, hybrid switching devices, radar augmenters, lower power microwave tubes, flexible printed-circuit interconnections, switches, terminals, and a line of aircraft, tank and truck batteries.

INDUSTRIAL SEGMENT

         Companies in Allegheny Teledyne's industrial segment include Teledyne Advanced Materials, Teledyne Fluid Systems, and Teledyne Specialty Equipment. These companies offer a variety of products including:

         Cutting Tools and Tungsten Products. For the metalworking, mining and other industries requiring tools with extra hardness, Allegheny Teledyne produces a line of sintered tungsten carbide products, made under heat, to produce a material that approaches diamond hardness. Cemented carbide products, which may be coated or uncoated, are used as super-hard cutters in the high-speed machining and cutting of steel and other applications where hardness and wear resistance are important. Technical developments related to ceramics, coatings, and other disciplines are incorporated in these products. In December 1995 the Company acquired the

Stellram Group, manufacturers of high precision threading, milling, boring, and drilling systems for the European market.

         Allegheny Teledyne is a producer of tungsten for the worldwide market, starting with numerous and varied tungsten-bearing raw materials and resulting in tungsten and tungsten carbide powders and mill products. Previously used cemented carbide parts are also recycled into tungsten carbide powder. Wrought or ductile tungsten products are used in diverse applications including light bulb filaments, inert gas welding electrodes, electrical contacts, x-ray shielding, and aircraft counterweights.

         Molybdenum, a sister metal to tungsten, which also has a very high melting point, is produced by Allegheny Teledyne in powder form and then shaped into solid forms through powder metallurgy techniques. It is an important alloying element for steels and is used for plasma arc spraying of piston rings, for electrodes in glass melting, and for structural parts in high temperature furnaces.

         Nitrogen Gas Systems. Nitrogen gas springs are designed, manufactured and sold worldwide to industries that, as part of their manufacturing processes, must form metal. Major industries served include automobile, appliance, and can-making. Nitrogen gas systems overcome manufacturing difficulties encountered in high speed metal forming operations.

         Valves, Pumps and Boosters. Many different types of pressure relief valves, pumps, and boosters are designed, manufactured and sold domestically and internationally to a variety of industries, including transportation, hydrocarbon and petrochemical processing, pharmaceutical, and industrial components.

         Transportable Material Handlers. Allegheny Teledyne designs and manufactures, through domestic and foreign operations, a series of specialty forklifts that ride as outriggers on delivery trucks. They are designed to save valuable cargo space, and their design and stability make them an asset at rough construction sites where positioning of the delivered product is extremely important.

         Mining and Construction Equipment. Rugged, high-performance mining and construction equipment such as breakers, boom systems and scalers, are designed and manufactured for the construction, quarry, and mining industries.

         Dies and Molds. Metal stamping dies and plastic compression molds are designed, manufactured and sold primarily to the domestic automotive and truck parts industries.

CONSUMER SEGMENT

         Companies in Allegheny Teledyne's consumer segment include Teledyne Water Pik, Teledyne Laars, and Teledyne Packaging. These companies manufacture a number of specialty products including:

         Oral Health Products. A wide range of consumer and professional oral health products and devices are designed, manufactured, and sold primarily through retail and professional dental networks. These products include a high-speed sonic plaque control toothbrush, a mechanical toothbrush model, and oral irrigation devices that are sold under the brand name of Teledyne Water Pik. Allegheny Teledyne also produces apparatus and products used in professional dental practices.

         Shower Heads. Also marketed under the Teledyne Water Pik brand name are pulsating shower heads in a wide range of models. Allegheny Teledyne designs, manufactures and sells the shower heads through domestic and foreign mass merchandise and specialty retail outlets.

         Residential Water Filtration. A wide range of residential water filtration devices are designed, manufactured, and sold to domestic and foreign consumers primarily through mass merchandise and specialty retail outlets. The Instapure(R) line includes faucet-mounted, under-the-counter, and whole house water filters for improving the quality of water used in the home. The Waterfresh(R) pour through water filter for home water filtration is designed to remove up to 99% of the chlorine, sediment, bad taste, and odor from residential water, employing a filter which is made up of 100% natural ingredients and is biodegradable. Allegheny Teledyne's water filtration product line can be adapted for many water delivery systems throughout the world.

         Pool Equipment and Heating Systems. The Company manufactures under the Teledyne Laars brand name a variety of heating systems and a water treatment system for residential and commercial swimming pools and spas. The Hi-E(R) line of swimming pool heaters is designed to be up to 97% efficient and to produce low emissions. The pool sanitizing system uses highly effective ozone technology. The Company also produces a broad line of water heating equipment that provides hot water and heating for commercial, residential, and industrial applications. Also included in this group are heating elements produced for OEMs of consumer kitchen equipment. In 1996 the Company acquired Jandy Industries, Inc., a United States producer of water flow control valves and electronic control systems for the swimming pool industry.

         Collapsible Tubes. Metal, laminate, and plastic collapsible tubes are designed, manufactured and sold to domestic and foreign companies that sell pharmaceutical, dentifrice, cosmetic, food, household, and industrial products.

COMPETITION

         Markets for most of the Company's products and services in each of its principal business segments are highly competitive. The Company competes with many manufacturers which, depending on the product involved, range from large diversified enterprises to smaller companies specializing in particular products. Factors that effect the Company's competitive posture are the quality of its products, services and delivery capabilities, its research and development efforts, its marketing strategies, and price.

         Through its specialty metals segment, the Company is a leading producer of specialty steel. Companies in this segment face active competition from domestic competitors and from foreign competitors, a number of which are government subsidized. Sales for Allegheny Ludlum and Rodney Metals, which consisted primarily of flat rolled products, declined 14% in 1996. The decline was caused by lower shipments coupled with significant pricing pressure in commodity stainless steel products. Allegheny Ludlum has announced price increases of approximately 5% for its stainless steel sheet, strip and plate shipments effective March 3, 1997 and price increases of approximately 4% for all tool steel plates and bars cut from plate effective with shipments March 31, 1997. Allegheny Ludlum has also announced price increases of approximately 5% for its stainless steel sheet, strip, and plate shipments effective May 5, 1997. The ability to effect and maintain these price increases will depend in part on market pricing pressures, including pricing by foreign competitors.

         Companies in Allegheny Teledyne's aerospace and electronics segment obtain many U.S. Government contracts through the process of competitive bidding. There can be no assurance that the Company will continue to be successful in having its bids accepted.

RAW MATERIALS AND SUPPLIES

         Substantially all parts and materials required in the manufacture of the Company's products are available from more than one supplier and, in the Company's opinion, the sources and availability of raw materials essential to its businesses are adequate.

         The principal materials used by the Company in the production of its specialty steel are scrap (including nickel-, chromium-, and molybdenum-bearing scrap), nickel and nickel alloys, ferrochromium, ferrosilicon, molybdenum and molybdenum alloys, manganese and manganese alloys, and other alloying materials. Certain of these raw materials, such as ferrochromium and nickel, can be acquired by the Company and its specialty steel industry competitors, in large part, only from foreign sources. The Company purchases its nickel requirements principally from producers in Australia, Canada, Norway, the Commonwealth of Independent States, the Dominican Republic, and the U.S. Ferrochromium is purchased primarily from producers in South Africa, Zimbabwe, Turkey, and the Commonwealth of Independent States. Some of these foreign sources are located in countries that may be subject to unstable political and economic conditions, which might disrupt supplies or affect the price of these materials. More than 80% of the world's reserves of ferrochromium are located in South Africa, Zimbabwe, Albania, and Kazakhstan. The Company's specialty metals businesses also use large amounts of electricity and natural gas in the manufacture of their products. See "Forward Looking and Other Statements."

GOVERNMENT CONTRACTS

         For the year ended December 31, 1996, approximately 18% of the Company's revenues were attributable to sales under contracts with the U.S. Government. Sales to the Department of Defense accounted for approximately 12% of total sales in 1996. Sales by the Company to the U.S. Government included sales by the specialty metals segment of $77.1 million in 1996, $44.3 million in 1995, and $50.5 million in 1994, the aerospace and electronics segment of $581.8 million in 1996, $518.0 million in 1995, and $485.0 million in 1994, and the industrial and consumer segments of $1.4 million in 1996, $2.8 million in 1995, and $3.5 million in 1994. Many of the Company's contracts with the U.S. Government include price redetermination clauses, and most are terminable at the convenience of the government.

         See the discussion of related matters herein under the caption "Forward Looking and Other Statements" and in Item 3. Legal Proceedings. Additional related information is presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of

Operations--Other Matters--Government Contracts" on page 28 of the 1996 Annual Report and in Note 13 of Notes to Consolidated Financial Statements beginning on page 35 of the 1996 Annual Report.

EXPORT SALES AND FOREIGN OPERATIONS

         Foreign sales represented approximately 17%, 15%, and 17% of the Company's total sales in 1996, 1995, and 1994, respectively. These figures include export sales by U.S. operations to customers in foreign countries, which accounted for approximately 12% in 1996 and 13% in 1995 and 1994 of the Company's total sales. See "Forward Looking and Other Statements." The Company's overseas sales, marketing and distribution efforts are aided by 12 international marketing offices in Europe, Asia, South America, and the Middle East.

         During the fiscal years ended December 31, 1996, 1995, and 1994, the Company and its subsidiaries did not engage in material manufacturing operations in foreign countries. However, recent initiatives by the Company, including those discussed below, have expanded the Company's presence internationally.

         In February 1996 Allegheny Teledyne established a joint venture company in the People's Republic of China with Shanghai No. 10 Steel Limited Company for the production and sale of precision rolled stainless steel strip. The Company, which owns 60% of the joint venture company, will provide technology and engineering, technical, and management services. The joint venture will be known as Shanghai STAL Precision Stainless Steel Limited Company. The new plant will be located in Shanghai to produce and sell up to 15,000 metric tonnes of the Company's Precision Rolled Strip( products. Completion of the plant is anticipated in 1998. This venture should enable both Allegheny Ludlum and Rodney Metals to participate more effectively in the Asian market.

         In January 1995 the Company acquired the material handling business of Kooi B.V., a Netherlands company that is one of Europe's largest suppliers of portable material handlers. In December 1995 the Company completed the acquisitions of the Stellram Group, based in Europe, and Envases Comerciales, S.A. in Costa Rica. With facilities in Great Britain, Germany, France and Switzerland, the Stellram Group is a leader in highly engineered tooling for milling, boring, threading, and drilling, and is expected to enhance the position of Teledyne Advanced Materials in the global cutting tools market. Envases Comerciales, S.A. is a Costa Rican manufacturer of specialty packaging for pharmaceutical and food companies throughout Central America and Mexico. The acquisition of Envases Comerciales should open new markets for Teledyne Packaging's metal, laminate, and plastic collapsible tubes used for consumer products.

BACKLOG, SEASONALITY AND CYCLICALITY

         The Company's backlog of confirmed orders was approximately $1.2 billion at December 31, 1996 and $1.2 billion at December 31, 1995. During the year ending December 31, 1997, it is anticipated that approximately 98% of confirmed orders on hand at December 31, 1996 will be filled. Backlog of confirmed orders of the specialty metals segment was $658.8 million at December 31, 1996 and $564.9 million at December 31, 1995. During the year ending December 31, 1997, it is anticipated that approximately 99% of the confirmed orders on hand at December 31, 1996 for this segment will be filled. Backlog of confirmed orders of the aerospace and electronics segment was $439.2 million at December 31, 1996 and $493.5 million at December 31, 1995. During the year ending December 31, 1997, it is anticipated that approximately 96% of the confirmed orders on hand at December 31, 1996 for this segment will be filled.

         Generally, sales and operations of the Company's business segments are not seasonal. However, demand for products of the Company's specialty metals businesses is cyclical over longer periods because the industries in which customers in such businesses operate are cyclical and are subject to changes in general economic conditions. See "Forward Looking and Other Statements."

RESEARCH, DEVELOPMENT AND TECHNICAL SERVICES

         Management of the Company believes that the Company's research and development capabilities give it an edge in developing new products with profitable growth potential on a long-term basis, although these projects may not have immediate impact on profitability. Research and development is conducted by the Company at its various operating locations both for its own account and for customers on a contract basis. Estimates of the components of research and development, including bid and proposal costs, for the years ended December 31, 1996, 1995, and 1994 included the following:

(In millions)                          1996        1995         1994
                                       ----        ----         ----
Customer-Sponsored:
Specialty metals segment             $   3.8     $   3.7      $   5.2
Aerospace and electronics segment      295.4       204.2        166.7
Other                                    3.9        26.0         58.3
                                     -------     -------      -------
                                       303.1       233.9        230.2
                                     -------     -------      -------

Company-Sponsored:
Specialty metals segment                16.8        20.4         17.1
Aerospace and electronics segment       35.4        30.0         31.0
Other                                   14.0        16.1         26.0
                                     -------     -------      -------
                                        66.2        66.5         74.1
                                     -------     -------      -------

Total Research and Development       $ 369.3     $ 300.4      $ 304.3
                                     =======     =======      =======

         Ongoing research and development efforts in the aerospace and electronics segment include the following: Teledyne Ryan Aeronautical's development of the Global Hawk for the U.S. Department of Defense; Ryan's development of a new low-cost miniature air launched decoy UAV for the Department of Defense; and Teledyne Brown Engineering's work, in a joint venture, to determine the commercial feasibility of a new technology for safely destroying old chemical weapons without incineration. In addition, NASA has announced that Teledyne Continental Motors has been selected to lead an industry team developing a new piston-driven engine for small aircraft.

         With respect to the specialty metals segment, the Company's research, development and technical service activities are closely interrelated and are directed toward cost reduction, process improvement, process control, quality assurance and control, system development, the development of new manufacturing methods, the improvement of existing manufacturing methods, the improvement of existing products, and the development of new products where a proprietary position is possible.

         The Company owns over 500 United States patents, many of which are also filed under the patent laws of other nations. Although these patents, as well as the Company's numerous trademarks, technical information license agreements, and other intellectual property, have been and are expected to be of value, in the opinion of the Company, the loss of any single such item or technically related group of such items would not materially affect the conduct of its business.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

         The Company (and the industries in which it competes) is subject to environmental laws and regulations concerning emissions to the air, discharges to waterways, and the generation, handling, storage, transportation, treatment and disposal of waste materials, and is also subject to other federal and state laws and regulations regarding health and safety matters. Each of the Company's production facilities has permits and licenses allowing and regulating air emissions and water discharges. The Company believes its businesses are being operated in compliance in all material respects with applicable environmental laws and regulations.

         The Company is currently involved in the investigation and remediation of a number of sites under the environmental laws, including approximately 60 sites at which the Company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, or similar state statutes. The Company's involvement is very limited or de minimis at approximately 50 of these sites, and the potential loss exposure with respect to any individual site is not considered to be material.

         During 1997, the Company expects to spend approximately $13.3 million for additional or upgraded environmental control equipment and facilities. The Company, like many manufacturers, would be required to expend significant additional funds to meet stringent air emission limits if the U.S. Environmental Protection Agency's proposed revisions to the National Ambient Air Quality Standards for Ozone and Particulate Matter are adopted. The proposed standards could increase the cost and the difficulty of obtaining operating permits for new operations or major modifications to existing operations.

         See the discussion of related matters herein under the caption "Forward Looking and Other Statements" and in Item 3. Legal Proceedings. Additional related information is presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Other Matters--Environmental" on page 28 of the 1996 Annual Report and in Notes 1 and 13 of Notes to Consolidated Financial Statements beginning on page 35 of the 1996 Annual Report.

EMPLOYEES

         The Company and its subsidiaries employ approximately 24,000 persons, 10,000 of whom are employed at companies in the specialty metals segment. Approximately 26% of the Company's workforce is covered by various union contracts, certain of which are described below.

         Approximately 400 employees at Allegheny Ludlum's Washington Plant are covered by a labor contract with the United Steelworkers of America ("USWA") which is effective through September 30, 1999. Substantially all of Allegheny Ludlum's 3,600 other production and maintenance employees are covered by a four-year labor contract between the Company and the USWA, which is effective though July 1, 1998. In addition, approximately 600 Wah Chang employees are covered by a labor contract with the USWA which is effective through October 10, 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Executive officers of the Company as of March 15, 1997 are as follows:

NAME                   AGE     TITLE
----                   ---     -----
Richard P. Simmons     65      Chairman, President and Chief Executive Officer
Robert P. Bozzone      63      Vice Chairman
Arthur H. Aronson      61      Executive Vice President
James L. Murdy         58      Executive Vice President, Finance and
                               Administration and Chief Financial Officer
Jon D. Walton          54      Vice President, General Counsel and Secretary

         Richard P. Simmons has been Chairman of the Board of the Company since August 1996 and President and Chief Executive Officer since February 1997. Previously, he was Chairman of the Board of Allegheny Ludlum, having begun his service on that Board in 1980. He also served as Chief Executive Officer of Allegheny Ludlum until 1990.

         Robert P. Bozzone has been Vice Chairman of the Company since August 1996. He has served as Vice Chairman of Allegheny Ludlum beginning in August 1994, and previously was President and Chief Executive Officer of Allegheny Ludlum.

         Arthur H. Aronson has been Executive Vice President of the Company since August 1996 and is responsible for the Company's specialty metals businesses. He has been President of Allegheny Ludlum since August 1994 and has served as a director of Allegheny Ludlum since 1990. Mr. Aronson was the Chief Executive Officer of Allegheny Ludlum from August 1994 to August 1996. Previously, he served as Executive Vice President and Chief Operating Officer of Allegheny Ludlum.

         James L. Murdy has been Chief Financial Officer and a Vice President of the Company since August 1996 and Executive Vice President, Finance and Administration since December 1996. Mr. Murdy previously served as the Senior Vice President-Finance and Chief Financial Officer of Allegheny Ludlum.

         Jon D. Walton has been Vice President, General Counsel and Secretary of the Company since August 1996, having previously served in the same capacity as an officer of Allegheny Ludlum.

FORWARD LOOKING AND OTHER STATEMENTS

         This Report on Form 10-K and the 1996 Annual Report contain various "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which represent the Company's expectations or beliefs concerning various future events, include the following: statements concerning anticipated effects of the combination of the businesses of Allegheny Ludlum and Teledyne on future earnings, cost savings and operations of the Company; announced price increases for stainless steel sheet, strip and plate and tool steel; net cash flow; aviation industry trends; certain expected capital expenditures; the outcome of any government inquiries, litigation or other proceedings related to government contracts or other matters; and future environmental costs. These statements are based on current expectations that involve a number of risks and uncertainties, including the following:

         Demand for Specialty Metals. Demand for products of the Company's specialty metals businesses, which accounted for a significant portion of the Company's 1996 total sales and its 1996 total income, is cyclical because the industries in which customers of such businesses operate are cyclical and are subject to changes in general economic conditions, including decreases in the rate of consumption or use of their products due to economic recessions or due to increases in use or decreases in price of other materials which may be used in lieu of the materials they produce, national and international overcapacity, fluctuations in the value of the U.S. dollar against other currencies, and levels of lower priced imports, which affect market demand for specialty materials. From time to time, these industries have experienced significant downturns. Significant downturns in the domestic economy are believed to have adversely affected the results of operations of each of Allegheny Ludlum and Teledyne from time to time during their respective histories. As a result, the Company's operating results could be subject to significant fluctuation.

         Raw Materials for Specialty Metals. Certain of the principal raw materials used to produce specialty metals can be acquired in large part only from foreign sources, some of which are located in countries that may be subject to unstable political and economic conditions which might disrupt supplies or affect the prices of these materials. Purchase prices of certain critical raw materials are volatile. As a result, the Company's operating results could be subject to significant fluctuation. The Company enters into raw material futures contracts from time to time to hedge its exposure to price fluctuations. The Company believes that adequate controls are in place to monitor these activities, which are not financially material.

         Environmental Matters. The Company is subject to various federal, state, local and foreign environmental laws and regulations. Environmental laws and regulations have changed rapidly in recent years, and it is likely that the Company will be subject to increasingly stringent environmental standards in the future. The Company believes that its businesses are being operated in compliance in all material respects with applicable environmental laws and regulations. The Company is a party to lawsuits and other proceedings involving alleged violations of environmental laws. The Company records environmental liabilities when the Company's liability is probable and the costs are reasonably estimable. In many cases, however, investigations are not yet at a stage where the Company has been able to determine whether it is liable or, if liability is probable, to reasonably estimate the loss or range of loss, or certain components thereof. Estimates of the Company's liability are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluations and estimates of appropriate cleanup technology, methodology and cost, the extent of corrective actions that may be required, and the number and financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation. Accordingly, as investigation and remediation of these sites proceeds, it is likely that adjustments in the Company's accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on the Company's results of operations in a given period, but are not reasonably estimable. Based on currently available information, management does not believe that future environmental costs in excess of those accrued with respect to sites with which the Company has been identified are likely to have a material adverse effect on the Company's financial condition or liquidity. However, there can be no assurance that additional future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on the Company's financial condition or results of operations.

         Government Contracts. A number of the Company's subsidiaries perform work on contracts with the U.S. Government. Many of these contracts include price redetermination clauses, and most are terminable at the convenience of the government. Certain of these contracts are fixed-priced or fixed-price incentive development contracts which involve a risk that costs may exceed those expected when the contracts were negotiated. Absent modification of these contracts, any costs incurred in excess of the fixed or ceiling prices must be borne by the Company. In addition, virtually all defense programs are subject to curtailment or cancellation due to the year-to-year nature of the government appropriations and allocations process. A material reduction in U.S. Government appropriations may have an adverse effect on the Company's business, depending upon the specific programs affected by any such reduction. Since certain contracts extend over a long period of time, all revisions in cost and funding estimates during the progress of work have the effect of adjusting the current period earnings on a cumulative catch-up basis. When the current contract estimate indicates a loss, provision is made for the total anticipated loss. The Company obtains many U.S. Government contracts through the process of competitive bidding. There can be no assurance that the Company will continue to be successful in having its bids accepted.

         Various claims (whether based on U.S. Government or Company audits and investigations or otherwise) have been or may be asserted against the Company related to its U.S. Government contract work, including claims based on business practices and cost classifications and actions under the False Claims Act. The False Claims Act permits a person to assert the rights of the U.S. Government by initiating a suit under seal against a contractor if such person purports to have information that the contractor falsely submitted a claim to the U.S.

Government for payment. If it chooses, the U.S. Government may intervene and assume control of the case.

         Although government contracting claims are generally resolved by detailed fact-finding and negotiation, on those occasions when they are not so resolved, civil or criminal legal or administrative proceedings may ensue. Depending on the circumstances and the outcome, such proceedings could result in fines, penalties, compensatory and treble damages or the cancellation or suspension of payments under one or more U.S. Government contracts. Under government regulations, a company, or one or more of its operating divisions or units, can also be suspended or debarred from government contracts based on the results of investigations. Given the extent of the Company's business with the U.S. Government, a suspension or debarment of the Company could have a material adverse effect on future operating results and the consolidated financial condition of the Company. However, although the outcome of these matters cannot be predicted with certainty, management does not believe there is any audit, review or investigation currently pending against the Company of which management is aware that is likely to result in suspension or debarment of the Company, or that is otherwise likely to have a material adverse effect on the Company's financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period.

         Export Sales. It is anticipated that export sales will continue to account for a significant percentage of the Company's sales. Among the risks associated with export sales are export controls, changes in legal and regulatory requirements, policy changes affecting the markets for the Company's products, changes in tax laws and tariffs, exchange rate fluctuations (which may affect sales to foreign customers and the value of, and profits earned on, such sales when translated into U.S. dollars), political and economic instability, accounts receivable collection, and the seasonality of foreign sales. Any of these factors could have a material adverse effect on the Company's results of operations.

         Uncertainties Relating to Synergies. There can be no assurance that the Company will be able to realize, or do so within any particular time frame, the cost reductions, cash-flow increases or other synergies expected to result from the combination or generate additional revenue to offset any unanticipated inability to realize such expected synergies. Realization of the anticipated benefits of the combination could take longer than expected and implementation difficulties and market factors could alter the anticipated benefits.

ITEM 2.  PROPERTIES

         The Company's principal domestic facilities as of December 31, 1996 are listed below by segment. Of those facilities listed below which are owned, three are subject to mortgages or similar encumbrances securing borrowings under certain industrial development authority financings. See Note 4 of the Notes to Consolidated Financial Statements beginning on page 35 of the 1996 Annual Report. Although the facilities vary in terms of age and condition, management believes that these facilities have generally been well-maintained.

                                                                                                    SQUARE FOOTAGE
FACILITY LOCATION                   PRINCIPAL USE                                                   (OWNED/LEASED)
-----------------                   -------------                                                   --------------
SPECIALTY METALS
Allegheny Ludlum
   Brackenridge Works               Manufacturing of stainless steel and specialty                 2,443,000 (owned)
   Brackenridge and Natrona, PA     metals strip, sheet, and plate, silicon electrical steel
                                    strip and sheet, and other specialty steel strip and
                                    sheet.

   West Leechburg Works             Manufacturing of stainless steel and specialty                 1,415,000 (owned)
   West Leechburg and               metals strip and sheet, silicon electrical steel strip
   Bagdad, PA                       and sheet, and other specialty steel strip and sheet.

   Vandergrift Plant                Manufacturing of stainless steel strip and sheet.                966,000 (owned)
   Vandergrift, PA

   Washington Plant                 Manufacturing of stainless steel and tool steel                  615,000 (owned)
   Washington, PA                   plate products.


   Wallingford Plant                Manufacturing of stainless steel and specialty                   591,000 (owned)
   Wallingford and                  metals strip and sheet and other specialty strip
   Waterbury, CT                    and sheet.

   Lockport Plant                   Manufacturing of stainless steel and other                       282,000 (owned)
   Lockport, NY                     specialty metals products.

   New Castle Plant                 Manufacturing of stainless steel sheet.                          178,000 (owned)
   New Castle, IN

Allvac
   Monroe, NC                       Production of nickel and titanium products, tool                 587,000 (owned)
                                    and high speed steel, and other specialty steel long
                                    products.

   Latrobe, PA                      Production of nickel and titanium products, tool                 468,000 (owned)
                                    and high speed steel, and other specialty steel long
                                    products.

   Richburg, SC                     Production of nickel and titanium products, tool                214,000 (leased)
                                    and high speed steel, and other specialty steel long
                                    products.

Casting Service
   La Porte, IN                     Manufacturing of large ductile and grey iron                     453,000 (owned)
                                    castings for diesel engines, automotive dies,
                                    machine tools and power generation.

   Pomona, CA                       Manufacturing of aluminum and magnesium                          231,000 (owned)
                                    castings for air frames, turbine engines and
                                    missiles.

Portland Forge
   Portland, IN                     Manufacturing of carbon and alloy steel forgings                 215,000 (owned)
                                    as transmissions, pistons, and other power train
                                    components.

   Lebanon, KY                      Manufacturing of carbon and alloy steel forgings.                100,000 (owned)

Rodney Metals
   New Bedford, MA                  Manufacturing of stainless steel precision rolled               250,000 (leased)
                                    and coated thin sheet strip and foil, custom roll-
                                    formed and stretch-formed shapes.

   Koppel, PA                       Manufacturing of specialty welded, seamless, and                 151,000 (owned)
                                    fabricated tubing.

Wah Chang
   Albany, OR                       Production of zirconium, halfnium, niobium,                    1,125,000 (owned)
                                    titanium, and tantalum.

AEROSPACE & ELECTRONICS
Teledyne Brown Engineering
   Huntsville, AL                   Provision of engineered services and products,                   475,000 (owned)
                                    including systems engineering, optical                          123,000 (leased)
                                    engineering, software and hardware engineering,                  28,000 (leased)
                                    and instrumentation technology.                                  25,000 (leased)

Teledyne Continental Motors
   Mobile, AL                       Design, development, and production of new and                1,141,000 (leased)
                                    rebuilt piston engines, ignition systems, and spare             536,000 (leased)
                                    parts for general aviation market.

   Redlands, CA                     Manufacturing of batteries for the general aviation               91,000 (owned)
                                    market.

Teledyne Controls                   Production of digital data acquisition systems for              154,000 (leased)
   Los Angeles, CA                  monitoring commercial aircraft and engines.

Teledyne Electronic
Technologies
   Los Angeles, CA                  Development and production of electronic                        141,000 (leased)
                                    components and subsystems.                                        83,000 (owned)

   Lewisburg, TN                    Development and production of electronic                        153,000 (leased)
                                    components and subsystems.

   Mt. View, CA                     Production of ferrite components, switching                      100,000 (owned)
                                    devices, filters, and monolithic microwave integrated
                                    circuits.

Teledyne Ryan Aeronautical
   San Diego, CA                    Production of unmanned aerial vehicles, airframes,            1,100,000 (leased)
                                    and high-performance aerial target systems.

   Toledo, OH                       Design, development, and production of small                    351,000 (leased)
                                    turbine engines for aerospace and automotive
                                    markets.

   Hollister, CA                    Manufacturing of controlled explosive devices.                   221,000 (owned)

INDUSTRIAL
Teledyne Advanced Materials
   Waynesboro, PA                   Production of thread-cutting and roll forming                    386,000 (owned)
                                    equipment and perishable tools.

   Huntsville, AL                   Production of molybdenum, tungsten, and                          244,000 (owned)
                                    tungsten carbide powders and milled products.

   Nashville, TN                    Production of tungsten carbide and cutting tools.                134,000 (owned)

Teledyne Fluid Systems
   Brecksville, OH                  Manufacturing of nitrogen cylinder systems and                   125,000 (owned)
                                    industrial and pressure release valves.

   Independence, OH                 Manufacturing of sheet metal stamping dies                       121,000 (owned)
                                    and plastic compression molds.

Teledyne Specialty Equipment        Manufacturing of transportable material handlers.                 41,000 (owned)
   Canal Winchester, OH

CONSUMER
Teledyne Packaging
   Carrollton, KY                   Manufacturing of aluminum, tin, foil, and non-foil                74,000 (owned)
                                    laminate collapsible tubes.

   Chester, PA                      Production of aluminum, tin, foil and non-foil                   130,000 (owned)
                                    laminate collapsible tubes.
Teledyne Laars
   Moorpark, CA                     Manufacturing of pool heaters, pool filtration, and              200,000 (owned)
                                    spa control equipment.

   Cookeville, TN                   Manufacturing of heating elements.                                91,000 (owned)

   Rochester, NH                    Manufacturing of heating elements.                                80,000 (owned)

Teledyne Water Pik                  Manufacturing of shower heads, water filtration                  243,000 (owned)
   Fort Collins, CO                 products, and oral health products.                              46,000 (leased)

         The Company also owns or leases facilities in a number of foreign countries, including the United Kingdom, Germany, France, The Netherlands, Switzerland, Sweden, and Costa Rica.

         Many of the Company's manufacturing facilities operated at or near their productive capacities during 1996. With respect to the specialty metals segment, Allegheny Ludlum's Brackenridge primary melting and continuous slab casting facilities have operated at high levels for the past five years. Allegheny Ludlum's stainless steel finishing plants have operated at approximately 85% to 95% of capacity for the past five years. The Company's plants that primarily produce silicon electrical steels have operated at approximately 50% to 90% of capacity since 1980 and are currently operating at a rate of approximately 70%.

         The Company's executive offices, located at PPG Place in Pittsburgh, Pennsylvania, and its West Coast Regional offices, located at Century Park in Los Angeles, California, are leased from third parties. These facilities are modern and sufficient for the Company to carry on its activities.

ITEM 3.  LEGAL PROCEEDINGS

         The Company becomes involved from time to time in various lawsuits, claims and proceedings relating to the conduct of its business, including those pertaining to environmental, government contracting, product liability, patent infringement, commercial, employment, employee benefits, and stockholder matters.

         As reported by Teledyne prior to the combination, in January 1996, Teledyne entered into a global settlement of several stockholder derivative suits against certain of Teledyne's directors, executive officers and employees and against Teledyne as a "nominal" defendant. These suits alleged, among other things, breaches of fiduciary duty and gross mismanagement in connection with the management and administration of certain Teledyne business units and with respect to foreign military sales efforts. In March 1996 an objecting stockholder in one of these cases appealed to the California Court of Appeal, challenging the global settlement. The Company will take action to uphold the validity of the settlement. In addition, prior to the combination, Teledyne reported that in March 1995 a putative class of its stockholders had filed suit against Teledyne and certain of its directors for breach of fiduciary duty based on the Teledyne board's rejection of an unsolicited acquisition proposal from WHX Corporation. Additional similar suits were consolidated with this suit in March 1996. If this action is pursued by the plaintiffs, the Company will seek its dismissal.

         In June 1995 the U.S. Department of Justice commenced an action against Allegheny Ludlum in the United States District Court for the Western District of Pennsylvania, alleging multiple violations of the federal Clean Water Act. The complaint seeks injunctive relief and assessment of penalties of up to $25,000 per day of violation. Also, in January 1997 the U.S. EPA filed suit in the United States District Court for the Western District of Pennsylvania against Allegheny Ludlum alleging failure to comply with a unilateral administrative order ("UAO") issued in May 1996. The complaint asks for injunctive relief and assessment of penalties of up to $25,000 per day of violation. The UAO seeks physical control of a portion of Allegheny Ludlum's Natrona plant for at least 30 years for a treatment facility to be built by another company in conjunction with that company's remediation of a nearby Superfund site. The Company is challenging the UAO and has filed a declaratory judgment action to protect its rights.

         While the outcome of litigation, including the matters specified above, cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company's financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period.

         See the discussion of related matters in Item 1 of Part I of this Form 10-K under the captions "Environmental, Health and Safety Matters" and "Government Contracts."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         Information required by this item is incorporated by reference from
Note 14 of the Notes to Consolidated Financial Statements beginning on page 35 of the 1996 Annual Report and from "Common Stock Price" on page 50 of the 1996 Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA

         Information required by this item is incorporated by reference from "Selected Financial Data" on pages 52 and 53 of the 1996 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         Information required by this item is incorporated by reference from "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 23 to 29 of the 1996 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements and Notes to Consolidated Financial Statements listed in Item 14(a)(1) are incorporated by reference from pages 30 to 49 of the 1996 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         In addition to the information set forth under the caption "Executive Officers of the Registrant" in Part I of this report, the information concerning the directors of the Company required by this item is incorporated by reference from "Election of Directors" as set forth in the 1997 Proxy Statement filed by the Registrant pursuant to Regulation 14A.

ITEM 11.  EXECUTIVE COMPENSATION

         Information required by this item is incorporated by reference from "Information About the Board of Directors - Compensation of Directors," "Executive Compensation," and

"Cumulative Total Stockholder Return," as set forth in the 1997 Proxy Statement filed by the Registrant pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this item is incorporated by reference from "Security Ownership" as set forth in the 1997 Proxy Statement filed by the Registrant pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item is incorporated by reference from "Certain Transactions" as set forth in the 1997 Proxy Statement filed by the Registrant pursuant to Regulation 14A.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

         (1)  FINANCIAL STATEMENTS

         The following consolidated financial statements included on pages 30 through 49 of the 1996 Annual Report are incorporated by reference:

Consolidated Statements of Income - Years Ended December 31, 1996, 1995 and
   1994
Consolidated Balance Sheets at December 31, 1996 and 1995
Consolidated Statements of Cash Flows - Years Ended December 31, 1996, 1995 and
   1994
Consolidated Statements of Stockholders' Equity - Years Ended December 31,
   1996, 1995 and 1994
Notes to Consolidated Financial Statements
Report of Ernst & Young LLP, Independent Auditors

         The report of Arthur Andersen LLP relating to the consolidated balance sheet of Teledyne, Inc. as of December 31, 1995 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years ended December 31, 1995 is filed herewith as Exhibit 99.1.

         (2)  FINANCIAL STATEMENT SCHEDULES

         All schedules set forth in the applicable accounting regulations of the Commission either are not required under the related instructions or are not applicable and, therefore, have been omitted.

         (3) EXHIBITS

         A list of exhibits included in this Report or incorporated by reference is found in the Exhibit Index beginning on page 26 of this Report and incorporated by reference.

(b)  REPORTS ON FORM 8-K FILED IN THE FOURTH QUARTER OF 1996:

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ALLEGHENY TELEDYNE INCORPORATED


Date:  March 27, 1997                   By       /s/ RICHARD P. SIMMONS
                                           ------------------------------------
                                                    Richard P. Simmons
                                           Chairman of the Board, President and
                                                  Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the 27th day of March 1997.

            /s/ RICHARD P. SIMMONS                                                /s/ JAMES L. MURDY
------------------------------------------------                    ------------------------------------------------
             Richard P. Simmons                                                     James L. Murdy
     Chairman of the Board, President and                                Executive Vice President, Finance and
     Chief Executive Officer and Director                              Administration and Chief Financial Officer
        (Principal Executive Officer)                                  (Principal Financial Officer and Principal
                                                                                  Accounting Officer)


            /s/ ARTHUR H. ARONSON                                               /s/ ROBERT P. BOZZONE
------------------------------------------------                    ------------------------------------------------
              Arthur H. Aronson                                                     Robert P. Bozzone
      Executive Vice President and Director                              Vice Chairman of the Board and Director


           /s/ PAUL S. BRENTLINGER                                              /s/ FRANK V. CAHOUET
------------------------------------------------                    ------------------------------------------------
             Paul S. Brentlinger                                                  Frank V. Cahouet
                  Director                                                            Director

              /s/ DIANE C. CREEL                                               /s/ C. FRED FETTEROLF
------------------------------------------------                    ------------------------------------------------
                Diane C. Creel                                                    C. Fred Fetterolf
                   Director                                                            Director

             /s/ THOMAS MARSHALL                                              /s/ W. CRAIG McCLELLAND
------------------------------------------------                    ------------------------------------------------
               Thomas Marshall                                                   W. Craig McClelland
                  Director                                                             Director


            /s/ ROBERT MEHRABIAN                                               /s/ WILLIAM G. OUCHI
------------------------------------------------                    ------------------------------------------------
               Robert Mehrabian                                                  William G. Ouchi
                   Director                                                          Director

        /s/ CHARLES J. QUEENAN, JR.                                            /s/ GEORGE A. ROBERTS
------------------------------------------------                    ------------------------------------------------
           Charles J. Queenan, Jr.                                                George A. Roberts
                  Director                                                             Director


            /s/ JAMES E. ROHR                                                    /s/ FAYEZ SAROFIM
------------------------------------------------                    ------------------------------------------------
              James E. Rohr                                                        Fayez Sarofim
                 Director                                                             Director


         /s/ HENRY E. SINGLETON
------------------------------------------------
            Henry E. Singleton
                 Director

                                 EXHIBIT INDEX

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
3.1          Restated Certificate of Incorporation of Allegheny Teledyne
             Incorporated (incorporated by reference from Exhibit 3.1 to the
             Company's Registration Statement on Form S-4 (No. 333-8235),
             appears as Annex A to Appendix A of the Joint Proxy
             Statement/Prospectus forming part of the Registration Statement).

3.2          Amended and Restated Bylaws of Allegheny Teledyne Incorporated
             (incorporated by reference from Exhibit 3.1 to the Company's
             Registration Statement on Form S-4 (No. 333-8235), appears as Annex
             B to Appendix A of the Joint Proxy Statement/Prospectus forming part of the Registration Statement).

4.1 Credit Agreement dated as of August 30, 1996 (incorporated by reference from Exhibit 10 to Form 10-Q for the quarter ended
             September 30, 1996 (File No. 1-12001)).

4.2          Indenture dated as of December 15, 1995 between Allegheny Ludlum
             Corporation and The Chase Manhattan Bank (National Association), as trustee (relating to Allegheny Ludlum Corporation's 6.95%
             Debentures due 2025) (incorporated by reference from Exhibit 4(a) to Allegheny Ludlum Corporation's Form 10-K for the year ended
             December 31, 1995 (File No. 1-9498)).

4.3          Indenture dated as of June 1, 1969 between Continental Motors
             Corporation and Bank of America National Trust and Savings
             Association, as supplemented by First Supplemental Indenture dated as of October 31, 1969 between Continental Motors Corporation and
             Bank of America National Trust and Savings Association and Second
             Supplemental Indenture dated as of December 16, 1969 among
             Teledyne, Inc., Continental Motors Corporation, and Security
             Pacific National Bank (relating to Teledyne, Inc.'s 7% Subordinated
             Debentures due 1999) (incorporated by reference from Exhibit 4.1 to Teledyne Inc.'s Form 10-K/A for the year ended December 31, 1992
             (File No. 1-5212)).

4.4          Third Supplemental Indenture dated as of July 12, 1994 among
             Teledyne, Inc., Bank of America National Trust and Savings
             Association, and Harris Trust Company of California (relating to
             Teledyne, Inc.'s 7% Subordinated Debentures due 1999) (incorporated by reference from Exhibit 4.1 to Teledyne, Inc.'s Form 10-K for the year ended December 31, 1994 (File No. 1-5212)).

4.5          Fourth Supplemental Indenture dated as of August 15, 1996 among
             Allegheny Teledyne Incorporated, Teledyne, Inc., and Harris Trust
             Company of California, as trustee (relating to Teledyne, Inc.'s 7%
             Subordinated Debentures due 1999) (incorporated by reference from
             Exhibit 4.2 to the Company's Form 8-K filed August 21, 1996 (File
             No. 1-12001)).

10.1 Allegheny Teledyne Incorporated 1996 Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company's Registration
             Statement on Form S-4 (No. 333-8235), appears as Annex E to
             Appendix A of the Joint Proxy Statement/Prospectus forming part of the Registration Statement).*

10.2         Allegheny Teledyne Incorporated Stock Acquisition and Retention
             Program.*

10.3         Allegheny Teledyne Incorporated 1996 Non-Employee Director Stock
             Compensation Plan, as amended and restated effective as of December
             12, 1996.*

10.4         Allegheny Teledyne Incorporated Fee Continuation Plan for
             Non-Employee Directors.*

10.5         Allegheny Ludlum Corporation Additional Compensation Plan
             (presently known as the Performance Management System Plan)
             (incorporated by reference from Exhibit 10(c) to Allegheny Ludlum
             Corporation's Registration Statement on Form S-1 (No. 33-12940)).*

10.6         Allegheny Ludlum Corporation Key Man Salary Continuation Plan
             (presently known as the Supplemental Pension Plan for certain key employees of Allegheny Ludlum Corporation) (incorporated by reference from Exhibit 10(e) to Allegheny Ludlum Corporation's
             Registration Statement on Form S-1 (No. 33-12940)).*

10.7 Allegheny Ludlum Corporation Benefit Restoration Plan (incorporated by reference from Exhibit 10(e) to Allegheny Ludlum Corporation's
             Form 10-K for the year ended December 30, 1990 (File No. 1-9498)).

10.8 Allegheny Ludlum Corporation 1987 Stock Option Incentive Plan (as amended and restated) (incorporated by reference from Exhibit 10(f) to Allegheny Ludlum Corporation's Form 10-K for the year ended
             December 31, 1995 (File No. 1-9498)).*

10.9 Allegheny Ludlum Corporation Performance Share Plan (as amended and restated) (incorporated by reference from the Registration
             Statement on Form S-4 (No. 333-8235) of Allegheny Teledyne
             Incorporated, appears as Appendix F to the Joint Proxy
             Statement/Prospectus forming part of the Registration Statement).*

10.10 Allegheny Ludlum Corporation Stock Acquisition and Retention Plan, as restated effective as of August 15, 1996.*

10.11 Teledyne, Inc. 1990 Stock Option Plan (incorporated by reference from Exhibit 10 to Teledyne, Inc.'s Form 10-K for the year ended
             December 31, 1990 (File No. 1-5212)).*

10.12 Teledyne, Inc. 1994 Long-Term Incentive Plan (incorporated by reference from Exhibit A to Teledyne, Inc.'s 1994 proxy statement
             (File No. 1-5212)).*

10.13        Teledyne, Inc. 1995 Non-Employee Director Stock Option Plan
             (incorporated by reference from Exhibit A to Teledyne, Inc.'s 1995 proxy statement (File No. 1-5212)).*

10.14 Teledyne, Inc. Senior Executive Performance Plan (incorporated by reference form the Registration Statement on Form S-4 (No.
             333-8235) of Allegheny Teledyne Incorporated, appears as Appendix G to the Joint Proxy Statement/Prospectus forming part of the Registration Statement).*

10.15 Summary of Teledyne, Inc. Executive Deferred Compensation Plan, as restated effective September 1, 1994 (incorporated by reference from Exhibit 10.2 to Teledyne, Inc.'s Form 10-K for the year ended
             December 31, 1994 (File No. 1-5212)).*

10.16 First Amendment dated as of August 14, 1995 and Second Amendment dated as of December 4, 1995 to the Summary of Teledyne, Inc.
             Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10.2 to Teledyne, Inc.'s Form 10-K for the year ended
             December 31, 1995 (File No. 1-5212)).*

10.17        Employment Agreement dated July 15, 1996 between Allegheny Teledyne
             Incorporated and Arthur H. Aronson (incorporated by reference from
             Exhibit 10.3 to the Company's Registration Statement on Form S-4
             (No. 333-8235)).*

10.18        Employment Agreement dated July 15, 1996 between Allegheny Teledyne
             Incorporated and James L. Murdy (incorporated by reference from
             Exhibit 10.4 to the Company's Registration Statement on Form S-4
             (No. 333-8235)).*

10.19        Employment Agreement dated July 15, 1996 between Allegheny Teledyne
             Incorporated and Jon D. Walton (incorporated by reference from
             Exhibit 10.5 to the Company's Registration Statement on Form S-4
             (No. 333-8235)).*

10.20        Separation Agreement dated March 6, 1997 between Allegheny Teledyne
             Incorporated and William P. Rutledge.*

10.21 Form of severance agreement dated as of March 5, 1995 between Teledyne, Inc. and Douglas J. Grant (severance compensation multiple of 2.25) (incorporated by reference from Exhibit 10 to Teledyne, Inc.'s Form 10-Q for the quarter ended June 30, 1995
             (File No. 1-5212)).*

13.1         Pages 23 through 53 inclusive of the Annual Report of Allegheny
             Teledyne Incorporated for the year ended December 31, 1996.

21.1         Subsidiaries of the Registrant.

23.1         Consent of Ernst & Young LLP.

23.2         Consent of Arthur Andersen LLP.

27.1         Financial Data Schedule.

99.1         Report of Arthur Andersen LLP.

* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Report.

  Certain instruments defining the rights of holders of long-term debt of the Company and its subsidiaries have been omitted from the Exhibits in accordance with Item 601(b)(4)(iii) of Regulation S-K. A copy of any omitted document will be furnished to the Commission upon request.