Form 10-Q
period 1997-03-31
ALLEGHENY TELEDYNE INC
filed 1997-05-13
CIK 1018963

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1997
OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From       to
                               -----    -----

                        Commission File Number 1-12001

                        ALLEGHENY TELEDYNE INCORPORATED
               ------------------------------------------------------
               (Exact Name of Registrant as Specified in its Charter)


         Delaware                                     25-1792394
-------------------------------                     ---------------
(State or Other Jurisdiction of                     (I.R.S. Employer
Incorporation or Organization)                     Identification Number)

     1000 Six PPG Place
     Pittsburgh, Pennsylvania                         15222-5479
----------------------------------------              ----------
(Address of Principal Executive Offices)              (Zip Code)

                (412) 394-2800
----------------------------------------------------
(Registrant's Telephone Number, Including Area Code)



Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                      No
     ----                        ----
At May 5, 1997, Registrant had outstanding 175,917,125 shares of its Common
Stock.

                        ALLEGHENY TELEDYNE INCORPORATED
                                SEC FORM 10-Q
                         QUARTER ENDED MARCH 31, 1997


INDEX

                                                                    Page No.
PART I. - FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Balance Sheets                                  3

          Consolidated Statements of Income                            4

          Consolidated Statements of Cash Flows                        5

          Notes to Consolidated Financial Statements                   6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations           10

PART II. - OTHER INFORMATION

     Item 1.  Legal Proceedings                                       14

     Item 6.  Exhibits and Reports on Form 8-K                        15

     Signatures                                                       16

                       PART I.  FINANCIAL INFORMATION
                      Item 1.  Financial Statements

               ALLEGHENY TELEDYNE INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
               (In millions except share and per share amounts)
                                                       March 31,  December 31,
                                                         1997        1996
                                                       ---------   -----------
ASSETS                                                (Unaudited)
Cash and cash equivalents                              $   84.4       $   62.5
Accounts receivables                                      561.9          525.3
Inventories                                               478.0          518.4
Deferred income taxes                                      57.2           70.1
Prepaid expenses and other current assets                  18.7           23.5
                                                       --------       --------
     Total Current Assets                               1,200.2        1,199.8
Property, plant and equipment                             714.8          731.4
Prepaid pension cost                                      370.8          352.5
Cost in excess of net assets acquired                     176.0          177.1
Other assets                                              147.2          145.6
                                                       --------       --------
Total Assets                                           $2,609.0       $2,606.4
                                                       ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                       $  201.6       $  241.7
Accrued liabilities                                       333.8          339.6
Current portion of long-term debt                           5.7            4.5
                                                       --------       --------
Total Current Liabilities                                 541.1          585.8
Long-term debt                                            431.4          443.4
Accrued postretirement benefits                           569.8          567.5
Other                                                     133.0          138.2
                                                        -------        -------
     Total Liabilities                                  1,675.3        1,734.9
                                                        -------        -------
Stockholders' Equity:
Preferred value, par value $0.10: authorized-                 -              -
 50,000,000-shares; issued-None
 Common stock, par value $0.10, authorized-600,000,000
   shares; issued and outstanding-176,083,011
   shares at March 31, 1997 and 174,389,377
   shares at December 31, 1996                             17.6           17.4
Additional paid-in capital                                275.2          246.6
Retained earnings                                         632.1          596.7
Other                                                       8.8           10.8
                                                          -----          -----
     Total Stockholders' Equity                           933.7          871.5
                                                          =====          =====

Total Liabilities and Stockholders' Equity             $2,609.0       $2,606.4
                                                       ========       ========

The accompanying notes are an integral part of these statements.

               ALLEGHENY TELEDYNE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                    (In millions except per share amounts)
                               (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                           1997        1996
                                                           ----        ----

Sales                                                   $  957.9    $1,017.9

Costs and expenses:
  Cost of sales                                            731.8       795.6
  Selling and administrative expenses                      120.2       123.0
  Merger and restructuring costs                             7.2         -
  Interest expense, net                                      5.7        10.0
                                                           -----       -----
                                                           864.9       928.6
                                                           -----       -----

Earnings Before Other Income                                93.0        89.3
Other Income                                                10.8        44.1
                                                            ----        ----

Income before Income Taxes                                 103.8       133.4

Provision for Income Taxes                                  40.4        51.8
                                                            ----        ----

Net Income                                                  63.4        81.6


Dividends on Preferred Stock                                  -          0.7
                                                            ----        ----

Net Income Available to Common Stockholders                 63.4      $ 80.9
                                                          ======      ======

Net Income Per Common Share                               $ 0.36      $ 0.46
                                                          ======      ======

Cash Dividends Per Equivalent Common Share                $ 0.16      $ 0.12
                                                          =======     ======

Average common shares outstanding                     175,163,476  174,122,080

The accompanying notes are an integral part of these statements.

               ALLEGHENY TELEDYNE INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In millions)
                               (Unaudited)
                                                           Three Months Ended
                                                              March 31,
                                                           1997         1996
                                                           ----         ----
Operating Activities:
  Net income                                              $ 63.4      $ 81.6
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                          24.9        29.5
     Gains on sales of businesses                          (14.6)      (41.0)
     Deferred income taxes                                  10.8        15.0
     Change in operating assets and liabilities:
     Accounts payable                                      (40.1)      (17.6)
     Accounts receivables                                  (39.9)      (30.8)
     Inventories                                            39.1        (0.2)
     Prepaid pension cost                                  (15.8)      (17.1)
     Accrued postretirement benefits                         2.3         3.3
     Accrued liabilities                                    (2.4)        2.5
     Other                                                   7.7        14.2
                                                            ----        ----
Cash provided by operating activities                       35.4        39.4
                                                            ----        ----
Investing Activities:
  Proceeds from the sales of businesses                     25.5        84.5
  Purchases of property, plant and equipment               (20.5)      (16.6)
  Purchases of businesses                                   (2.5)         -
  Disposals of property, plant and equipment                 2.3         1.6
  Other                                                     (2.5)       (6.2)
                                                            -----       -----
Cash provided by investing activities                        2.3        63.3
                                                             ---        ----
Financing Activities:
  Payments on long-term debt                                (3.0)       (2.9)
  Increase in long-term debt                                 1.7         0.8
                                                             ----       ----
  Net decrease in long-term debt                            (1.3)       (2.1)
  Cash dividends                                           (28.0)      (14.0)
  Exercises of stock options                                15.1         2.8
  Purchase of treasury stock                                (0.9)      (23.7)
  Other                                                     (0.7)        0.3
                                                           ------      ------
Cash used in financing activities                          (15.8)      (36.7)
                                                           ------      ------
Increase in cash and cash equivalents                       21.9        66.0
                                                            ----        ----
Cash and cash equivalents at beginning of the year          62.5       112.6
                                                            ----       -----
Cash and cash equivalents at end of period                 $84.4      $178.6
                                                           =====      ======
The accompanying notes are an integral part of these statements.

               ALLEGHENY TELEDYNE INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

Note 1.  Accounting Policies -

Basis of Presentation

     The interim consolidated financial statements include the accounts of Allegheny Teledyne Incorporated and its subsidiaries.

     These unaudited statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial
statements.   In the opinion of the Company, all adjustments (which include only recurring normal adjustments) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report. The results of operations for these interim periods are not necessarily indicative of the operating results for a full year.

Note 2.  Inventories -

     Inventories were as follows (in millions):

                                                 March 31,     December 31,
                                                   1997          1996
                                                 ---------     ------------
Raw materials and supplies                         $138.0         $153.8
Work-in-process                                     483.4          515.1
Finished goods                                      105.1          104.8
                                                   ------         ------
Total inventories at current cost                   726.5          773.7
Less allowances to reduce current cost
     values to LIFO basis                          (228.4)        (229.6)
Progress payments                                   (20.1)         (25.7)
                                                   -------        -------
Total Inventories                                  $478.0         $518.4
                                                   ======         ======


Note 3.  Business Segments -

     Information on the Company's business segments for the three months ended March 31, 1997 and 1996 was as follows (in millions):

                                                      Three Months Ended
                                                          March 31,
                                                      ------------------
                                                        1997       1996
                                                        ----       ----

Sales:
Specialty metals                                      $  543.5   $  537.4

Aerospace and electronics                                236.3      259.4

Industrial                                               109.4      118.0

Consumer                                                  68.7       66.0
                                                         -----      -----

Total continuing operations                              957.9      980.8
Operations sold or held for sale                           -         37.1
                                                        ------   --------
Total Sales                                             $957.9   $1,017.9
                                                        ======   ========

Operating Profit:

Specialty metals                                        $ 72.3     $ 67.9

Aerospace and electronics                                 24.5       24.4

Industrial                                                13.0       12.3

Consumer                                                   3.4        3.4
                                                         -----      -----

Total operating profit                                   113.2      108.0
                                                         -----      -----

Merger and restructuring costs                            (7.2)       -
Corporate expenses                                        (8.7)     (10.4)
Interest expense, net                                     (5.7)     (10.0)
Operations sold or held for sale                           8.2       42.7
Excess pension income                                      4.0        3.1
                                                           ---       ----

Income before income taxes                              $103.8     $133.4
                                                        ======     ======

     Operations sold or held for sale for 1997 included a pretax gain of $15.3 million on the sale of the Company's investment in Nitinol Development Corporation and a pretax charge of $5.3 million to write-off a research and development venture.

     In 1996, operations sold or held for sale included a pretax gain of $41.0 million on the sale of the company's defense vehicle business.

     Pension income in excess of amounts allocated to business segments to offset pension and other postretirement benefit expenses is presented separately.


Note 4.  Net Income Per Share -

     The weighted average number of shares of common stock used in the computation of net income per share for the three months ended March 31, 1997, was 175,163,476 and 174,122,080 for the same period in 1996.

In February 1997, the Financial Accounting Standards Board issued
Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of this change on earnings per share for the quarters ended March 31, 1997 and 1996 is not expected to be material.


Note 5.  Commitments and Contingencies -

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

     Environmental liabilities are recorded when the Company's liability is probable and the costs are reasonably estimable. In many cases, however, investigations are not yet at a stage where the Company has been able to determine whether it is liable or, if liability is probable, to reasonably estimate the loss or range of loss, or certain components thereof. Estimates of the Company's liability are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluations and estimates of appropriate cleanup technology, methodology and cost, the extent of corrective actions that may be required, and the number and financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation. Accordingly, as investigation and remediation of these sites proceed, it is likely that adjustments in the Company's accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on the Company's results of operations in a given period, but are not reasonably estimable. Based on currently available information, however, management does not believe future environmental costs in excess of those accrued with respect to sites with which the Company has been identified are likely to have a material adverse effect on the Company's financial condition or liquidity. However, there can be no assurance that additional future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on the Company's financial condition or results of operations.

     At March 31, 1997, the Company's reserves for environmental remediation obligations totaled approximately $41 million, of which approximately $10 million was included in other current liabilities. The reserve includes estimated probable future costs of $17 million for federal Superfund and comparable state-managed sites; $4 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $9 million for owned or controlled sites at which Company operations have been discontinued; and $11 million for sites utilized by the Company in its ongoing operations. The Company is evaluating whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties other than participating potentially responsible parties.

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

     In 1996, Statement of Position 96-1, Environmental Remediation Liabilities, which was issued by the American Institute of Certified Public Accountants, establishes accounting standards for recognition of environmental costs. This statement, which became effective in 1997, did not have a meterial effect on the consolidated financial statements.

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

     The Company learns from time to time that it has been named as a defendant in civil actions filed under seal pursuant to the False Claims Act. Generally, since such cases are under seal, the Company does not in all cases possess sufficient information to determine whether the Company will sustain a material loss in connection with such cases, or to reasonably estimate the amount of any loss attributable to such cases.

     A number of other lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, and stockholder matters. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company's financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Allegheny Teledyne Incorporated is a group of technology-based manufacturing businesses with significant concentration in specialty metals, complemented by aerospace and electronics, industrial, and consumer products.

     This discussion should be read in conjunction with the information in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

     Sales and operating profit for the Company's four business segments are discussed below.

Specialty Metals

     First quarter 1997 operating profit improved 6 percent to $72.3 million compared to the same period in 1996 while sales rose 1 percent to $543.5 million. Operating profit from businesses other than flat-rolled products doubled compared with the same period in 1996 with sales increasing 24 percent. These results reflected strong commercial demand and increased pricing for specialized metals, such as nickel-based superalloys, titanium, and zirconium and its byproducts. Tight operating cost controls remained in effect throughout the specialty metals segment.

     Operating profits from Allegheny Ludlum and Rodney Metals declined 20 percent from the strong 1996 first quarter. Sales dropped 8 percent, reflecting continued weakness in U.S. commodity stainless steel prices. The price increase previously announced by Allegheny Ludlum on stainless steel sheet, strip, and plate which was to become effective May 5, 1997 has been delayed.

     Tons of flat-rolled specialty metals shipped in the first quarter 1997 were 147,000 compared to 140,000 for the same period in 1996. The average price per ton shipped in the first quarter 1997 was $2,420 compared to $2,750 in the 1996 first quarter. The product mix at Allegheny Ludlum and Rodney

Metals has consistently realized a higher average price per ton than the industry.

Aerospace and Electronics Segment

     Operating profit was up slightly to $24.5 million compared to the same period in 1996 while sales declined 9 percent to $236.3 million. Operating profit increased at Teledyne Ryan Aeronautical with completion of a Department of Defense contract to supply medium range unmanned aerial vehicles. Also, Teledyne Electronic Technologies showed improvements in its electronic devices and electromechanical relays businesses. These gains were largely offset by declines in operating profit at Teledyne Brown Engineering and Teledyne Continental Motors. The drop in segment sales was primarily due to the scheduled wind-down of the current phases of the Global Hawk unmanned aerial vehicle and the United States Apache helicopter programs.

Industrial Segment

     First quarter 1997 operating profit improved 6 percent to $13.0 million compared to the first quarter 1996. Sales declined 7 percent to $109.4 million. Margin improvements for cutting tools and tungsten products along with mining and construction equipment overcame the effect of reductions in shipments of metal stamping dies and plastic compression molds to the automotive industry.

Consumer Segment

     First quarter 1997 operating profit was virtually unchanged at $3.4 million compared to the same period in 1996 while sales increased 4 percent to $68.7 million. The sales increase reflected results of the first quarter 1996 acquisition of a swimming pool products manufacturer. However, operating profit did not show a comparable increase primarily due to one-time costs associated with the consolidation of manufacturing facilities.

Unusual Items

     After-tax gains from unusual items were $1.3 million, or $0.01 per share in the 1997 first quarter. These unusual items included the previously announced gain of $9.2 million on the sale of the Company's investment in Nitinol Development Corporation. This gain was largely offset by $7.9 million from merger and restructuring costs and the write-off of a research and development venture.

     First quarter 1996 net income included an after-tax gain of $24.8 million or $0.14 per share, on the sale of the Company's defense vehicle business.

Earnings per Share

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of this change on earnings per share for the quarters ended March 31, 1997 and 1996 is not expected to be material.

FINANCIAL CONDITION AND LIQUIDITY

     Working capital increased to $659.1 million at March 31, 1997, compared to $614.0 million for the same period of 1996. The current ratio increased to
2.2 from 2.0 in the same periods. The increase in working capital was primarily due to higher balances of cash and accounts receivables.

     In the first three months of 1997, cash generated from operations of $35.4 million, proceeds from the sales of businesses of $25.5 million and proceeds from the exercise of stock options of $15.1 million were used to pay dividends of $28.0 million, and invest $23.0 million in capital equipment and business expansion. These transactions plus cash on hand at the beginning of the year resulted in a cash position of $84.4 million at March 31, 1997. Capital expenditures for 1997 are expected to approximate $130 million.

     In mid-March 1997, the Company's board of directors authorized a 12 million share repurchase program. Share repurchases on the open market began shortly thereafter.

     The Company has begun the process of divesting eight businesses which did not meet long-term criteria for critical mass, strategic fit and opportunities for growth. Taken together, these businesses account for about $200 million in annual revenue and approximately $15 million in annual operating profit.

     The Company believes that internally generated funds, current cash on hand and borrowing from existing credit lines will be adequate to meet foreseeable needs.

OTHER MATTERS

Environmental

     The Company is subject to federal, state and local environmental laws and regulations which require that it investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including sites at which the Company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, and comparable state laws. The Company is currently involved in the investigation and remediation of a number of sites under these laws. The Company's reserves for environmental investigations and remediation totaled approximately $41 million at March 31, 1997. Based on currently available information, management does not believe future environmental costs at sites with which the Company has been identified in excess of those accrued are likely to have a material adverse effect on the Company's financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period.

     With respect to proceedings brought under the federal Superfund laws, or similar state statutes, the Company has been identified as a potentially responsible party at approximately 60 of such sites, excluding those at which it believes it has no future liability. The Company's involvement is very limited or de minimis at approximately 50 of these sites, and the potential loss exposure with respect to any individual site is not considered to be material.

     In 1996, Statement of Position 96-1, Environmental Remediation Liabilities, which was issued by the American Institute of Certified Public Accountants, establishes accounting standards for recognition of environmental costs. This statement, which became effective in 1997, did not have a meterial effect on the consolidated financial statements.

     For additional discussion of environmental matters, see Note 5 of the Notes to Consolidated Financial Statements.

Government Contracts

     A number of Company's subsidiaries perform work on contracts with the U.S. Government. Many of these contracts include price redetermination clauses, and most are terminable at the convenience of the government.
Certain of these contracts are fixed-price or fixed-price inventive development contracts which involve a risk that costs may exceed those expected when the contracts were negotiated. Absent modification of these contracts, any costs incurred in excess of the fixed or ceiling prices must be borne by the Company. In addition, virtually all defense programs are subject to curtailment or cancellation due to the year-to-year nature of the government appropriations and allocations process. A material reduction in U.S. Government appropriations may have an adverse effect on the Company's business, depending upon the specific programs affected by any such reduction. Since certain contracts extend over a long period of time, all revisions in cost and funding estimates during the progress of work have the effect of adjusting the current period earnings on a cumulative catch-up basis. When the current contract estimate indicates a loss, provision is made for the total anticipated loss. The Company obtains many U.S. Government contracts through the process of competitive bidding. There can be no assurance that the Company will continue to be successful in having its bids accepted.

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

     Although government contracting claims may be resolved by detailed fact-finding and negotiation, on those occasions when they are not so resolved, civil or criminal legal or administrative proceedings may ensue. Depending on the circumstances and the outcome, such proceedings could result in fines, penalties, compensatory and treble damages or the cancellation or suspension of payments under one or more U.S. Government contracts. Under government regulations, a company, or one or more of its operating divisions or units, can also be suspended or debarred from government contracts based on the results of investigations. Given the extent of the Company's business with the U.S. Government, a suspension or debarment of the Company could have a material adverse effect on the future operating results and consolidated financial condition of the Company. However, although the outcome of these matters cannot be predicted with certainty, management does not believe there is any audit, review or investigation currently pending against the Company of which management is aware that is likely to result in suspension or debarment of the Company, or that is otherwise likely to have a material adverse effect on the Company's financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period.

     For additional discussion of government contract matters see Note 5 of the Notes to Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

     Certain forward-looking statements are contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 5 to the consolidated financial statements of the Company, including statements concerning the expected adequacy of available funds to meet foreseeable needs, proposed divestitures, the outcome of any government inquiries, litigation or other future proceedings related to government contract or other matters, and environmental costs. These statements are based on current expectations that involve a number of risks and uncertainties, including those described above under the captions "Other Matters - Environmental" and "Other Matters - Government Contracts." In addition, realization of the anticipated benefits of the combination of Allegheny Ludlum and Teledyne could take longer than expected and implementation difficulties and market factors could alter the anticipated benefits. Actual results may differ materially from the results anticipated in the forward-looking statements. Additional risk factors are described from time to time in the Company's filings with the Securities and Exchange Commission, including its Report on Form 10-K for the year ended December 31, 1996.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company becomes involved from time to time in various lawsuits, claims and proceedings relating to the conduct of its business, including those pertaining to environmental, government contracting, product liability, patent infringement, commercial, employment, employee benefits, and stockholder matters.

     As previously reported in the Company Form 10-K for the fiscal year ended December 31, 1996, in June 1995 the U. S. Department of Justice commenced an action against Allegheny Ludlum in the United States District Court for the Western District of Pennsylvania, alleging multiple violations of the federal Clean Water Act. The complaint seeks injunctive relief and assessment of penalties of up to $25,000 per day of violation. In April 1997 the Department of Justice filed an amended complaint which essentially extended the government's claims to include similar alleged violations through April 1997.

     While the outcome of litigation, including the matter specified above, cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matter is likely to have a material adverse effect on the Company's financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period.


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits -

          27  Financial data schedule

     (b)  Registrant filed the following reports on Form 8-K relating to
          Item 5: February 12, 1997 relating to the resignation of William P. Rutledge and election of Richard P. Simmons as President and Chief Executive Officer; February 20, 1997 relating to statements of sales and operating profit by business segment; and March 7, 1997 relating to the resignation of Mr. Rutledge from the Company's Board of Directors and the resignation of Douglas J. Grant as Vice President-Finance and Deputy Chief Financial Officer.

                                  SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           ALLEGHENY TELEDYNE INCORPORATED
                                           (Registrant)





Date:  May 13, 1997                        By /s/ James L. Murdy
                                              --------------------------------
                                              James L. Murdy
                                              Executive Vice President,
                                              Finance and Administration and
                                              Chief Financial officer
                                              (Duly Authorized Officer)




Date:  May 13, 1997                        By /s/ Dale G. Reid
                                              --------------------------------
                                              Dale G. Reid
                                              Vice President-Controller
                                              (Principal Accounting Officer)

                                 EXHIBIT INDEX




Exhibit Number                                         Sequential Page Number
--------------                                         ----------------------
    27        Financial Data Schedule                           18