Form 10-Q
period 1997-06-30
ALLEGHENY TELEDYNE INC
filed 1997-08-14
CIK 1018963

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1997
                                       OR
         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From _____ to _____

                         Commission File Number 1-12001

                         ALLEGHENY TELEDYNE INCORPORATED

            (Exact Name of Registrant as Specified in its Charter)


             Delaware                                   25-1792394
    --------------------------------                ----------------------
    (State or Other Jurisdiction of                 (I.R.S. Employer
    Incorporation or Organization)                  Identification Number)


        1000 Six PPG Place
     Pittsburgh, Pennsylvania                         15222-5479
----------------------------------------              ----------
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

Yes    X                                            No
     -----                                             -----

At July 31, 1997, Registrant had outstanding 175,929,919 shares of its Common Stock.

                         ALLEGHENY TELEDYNE INCORPORATED
                                  SEC FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997


                                      INDEX

                                                               Page No.
PART I. - FINANCIAL INFORMATION

      Item 1.    Financial Statements

      Condensed Consolidated Balance Sheets                       3

      Condensed Consolidated Statements of Income                 4

      Condensed Consolidated Statements of Cash Flows             5

      Notes to Condensed Consolidated Financial
        Statements                                                6

      Item 2.    Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                    10

PART II. - OTHER INFORMATION

      Item 1.    Legal Proceedings                                14

      Item 4.    Submission of Matters to a Vote
                 of Security Holders                              15

      Item 6.    Exhibits and Reports on Form 8-K                 15

      Signatures                                                  16

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

               ALLEGHENY TELEDYNE INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (In millions except share and per share amounts)

                                                       June 30,     December 31,
                                                          1997           1996
                                                       -------      ------------
ASSETS
Cash and cash equivalents                            $     46.2      $      62.5
Accounts receivables                                      562.0            525.3
Inventories                                               506.9            518.4
Deferred income taxes                                      53.5             70.1
Tax refund                                                 46.5              -
Prepaid expenses and other current assets                  26.5             23.5
                                                     ----------      -----------
   Total Current Assets                                 1,241.6          1,199.8
Property, plant and equipment                             705.9            731.4
Prepaid pension cost                                      378.5            352.5
Cost in excess of net assets acquired                     176.2            177.1
Other assets                                              106.5            145.6
                                                     ----------      -----------
   Total Assets                                      $  2,608.7      $   2,606.4
                                                     ==========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                     $    216.3      $     241.7
Accrued liabilities                                       338.3            339.6
Current portion of long-term debt                           5.3              4.5
                                                     ----------      -----------
   Total Current Liabilities                              559.9            585.8
Long-term debt                                            386.0            443.4
Accrued postretirement benefits                           575.4            567.5
Other                                                     130.2            138.2
                                                     ----------      -----------
   Total Liabilities                                    1,651.5          1,734.9
                                                     ----------      -----------

Stockholders' Equity:
Preferred stock, par value $0.10: authorized-               -                -
 50,000,000-shares; issued-None
Common  stock,  par  value  $0.10,  authorized-600,000,000
  shares;  issued  and outstanding-175,526,083
  shares at June 30, 1997 and 174,389,377
  shares at December 31, 1996                              17.6             17.4
Additional paid-in capital                                269.0            246.6
Retained earnings                                         690.9            596.7
Treasury Stock                                            (21.7)             -
Other                                                       1.4             10.8
                                                     ----------      -----------
   Total Stockholders' Equity                             957.2            871.5
                                                     ----------      -----------

   Total Liabilities and Stockholders' Equity        $  2,608.7      $   2,606.4
                                                     ==========      ===========


The accompanying notes are an integral part of these statements.

               ALLEGHENY TELEDYNE INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In millions except per share amounts)
                                   (Unaudited)

                                   Six Months Ended       Three Months Ended
                                       June 30,                June 30,
                                    1997      1996            1997    1996
                                    ----      ----            ----    ----

Sales                             $1,915.0   $2,015.6        $957.1  $997.7

Costs and expenses:
  Cost of sales                    1,448.6    1,555.8         716.8   760.2
  Selling and administrative
    expenses                         239.0      250.8         118.8   127.8
  Merger and restructuring costs      10.4        6.7           3.2     6.7
  Interest expense, net               10.2       19.7           4.5     9.7
                                   -------    -------       ------- -------
                                   1,708.2    1,833.0         843.3   904.4
                                   -------    -------       ------- -------

Earnings Before Other Income         206.8      182.6         113.8    93.3
Other Income                          38.1       51.1          27.3     7.0
                                   -------    -------       ------- -------

Income before Income Taxes           244.9      233.7         141.1   100.3

Provision for Income Taxes            94.5       91.7          54.1    39.9
                                   -------    -------       ------- -------

Net Income                           150.4      142.0          87.0    60.4

Dividends on Preferred Stock           -          2.0           -       1.3
                                   -------    -------       ------- -------

Net Income Available to
  Common Stockholders               $150.4     $140.0         $87.0   $59.1
                                   =======    =======       ======= =======

Net Income Per Common Share          $0.86      $0.80         $0.50   $0.34
                                   =======    =======       ======= =======

Cash Dividends Per Equivalent
  Common Share                       $0.32      $0.27         $0.16   $0.15
                                   =======    =======       ======= =======



The accompanying notes are an integral part of these statements.

                ALLEGHENY TELEDYNE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)
                                                          Six Months Ended
                                                              June 30,
                                                        1997           1996
                                                      ----------    ----------
 Operating Activities:
   Net income                                         $ 150.4         $ 142.0
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                       49.7            59.1
     Gains on sales of businesses and investments       (45.3)          (43.7)
     Deferred income taxes                                8.5            21.3
     Change in operating assets and liabilities:
     Accounts receivables                               (44.3)          (20.5)
     Accounts payables                                  (25.5)          (17.9)
     Prepaid pension cost                               (24.5)          (34.5)
     Inventories                                         10.2             4.3
     Accrued postretirement benefits                      7.9             7.0
     Accrued liabilities                                  0.5           (10.5)
     Other                                                7.1           (13.5)
                                                   ----------      ----------
 Cash provided by operating activities                   94.7            93.1
                                                   ----------      ----------
Investing Activities:
   Proceeds from the sales of businesses and
     investments                                         58.4           104.2
   Purchases of property, plant and equipment           (38.3)          (34.8)
   Disposals of property, plant and equipment             8.2             5.7
   Purchases of businesses                               (2.5)          (13.5
   Other                                                (13.1)          (10.2)
                                                   ----------      ----------
 Cash provided by investing activities                   12.7            51.4
                                                   ----------      ----------
Financing Activities:
   Payments on long-term debt                           (49.9)           (4.1)
   Increase in long-term debt                             1.9             1.4
                                                   ----------      ----------
  Net decrease in long-term debt                        (48.0)           (2.7)
   Cash dividends                                       (56.2)          (41.6)
   Purchases of treasury stock                          (46.1)          (23.7)
   Exercises of stock options                            26.6             4.9
   Other                                                  -               0.5
                                                   ----------      ----------
Cash used in financing activities                      (123.7)          (62.6)
                                                    ----------     ----------
Increase in cash and cash equivalents                   (16.3)           81.9
                                                    ----------      ---------
Cash and cash equivalents at beginning of the year       62.5           112.6
                                                    ----------      ---------
Cash and cash equivalents at end of period             $ 46.2         $ 194.5
                                                    =========        ========
The accompanying notes are an integral part of these statements.

               ALLEGHENY TELEDYNE INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Accounting Policies -

Basis of Presentation
---------------------

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

Accounting Pronouncements
-------------------------

     FAS  No.  130,   "Reporting   Comprehensive   Income,"  and  FAS  No.  131,
"Disclosures about Segments of an Enterprise and Related Information," were issued in 1997. These statements will be adopted by the Company when required, and are not expected to have a material effect on the consolidated financial statements.

Note 2.  Inventories -

     Inventories were as follows (in millions):

                                                      June 30,    December 31,
                                                        1997          1996
                                                      --------    ------------
Raw materials and supplies                           $   130.4      $   153.8
Work-in-process                                          517.4          515.1
Finished goods                                           109.2          104.8
                                                     ---------      ---------
Total inventories at current cost                        757.0          773.7
Less allowances to reduce current cost
      values to LIFO basis                              (228.0)        (229.6)
Progress payments                                        (22.1)         (25.7)
                                                     ---------      ---------
Total Inventories                                    $   506.9      $   518.4
                                                     =========      =========


Note 3.  Business Segments -

      Information on the Company's business segments was as follows (in millions):

                  ALLEGHENY TELEDYNE INCORPORATED AND SUBSIDIARIES
                   SALES AND OPERATING PROFIT BY BUSINESS SEGMENT
                                  (In millions)


                                        Six Months Ended    Three Months Ended
                                            June 30,             June 30,
                                      1997          1996       1997      1996
                                      ----          ----       ----      ----

 Sales

 Specialty metals                   $1,074.2      $1,076.0    $530.7    $538.6

 Aerospace and electronics             466.0         511.3     229.7     251.9

 Industrial                            223.3         243.0     113.9     125.0

 Consumer                              151.5         139.0      82.8      73.0
                                      -------      -------     -----     -----

 Total continuing operations         1,915.0       1,969.3     957.1     988.5
 Operations sold or held for sale        -            46.3       -         9.2
                                      -------     --------     -----    ------
 Total Sales                        $1,915.0      $2,015.6    $957.1    $997.7
                                     ========     ========    ======    ======

 Operating Profit

 Specialty metals                    $ 153.4       $ 149.1    $ 81.1    $ 81.2

 Aerospace and electronics              44.5          46.1      20.0      21.7

 Industrial                             27.9          24.2      14.9      11.9

 Consumer                               16.6           9.3      13.2       5.9
                                      -------       ------     -----     -----

 Total operating profit                242.4         228.7     129.2     120.7
                                      -------       ------     -----     -----

 Merger and restructuring costs        (10.4)         (6.7)     (3.2)     (6.7)
 Corporate expenses                    (16.2)        (20.1)     (7.5)     (9.7)
 Interest expense, net                 (10.2)        (19.7)     (4.5)     (9.7)
Investments and operations sold or
  held for sale                         31.3          45.5      23.1       2.8
 Excess pension income                   8.0           6.0       4.0       2.9
                                      -------       ------     -----     -----

 Income before income taxes          $ 244.9        $233.7    $141.1    $100.3
                                      =======       ======    ======    ======

      Investments and operations sold or held for sale in the 1997 second quarter included a $27.6 million gain on sale of the company's investment in Semtech Corporation common stock and a $3.1 million gain on other investments. These 1997 second quarter gains were partially offset by a charge of $6.8 million for a legal settlement of a U.S. government contract dispute related to a unit divested in 1995. The 1997 first quarter included a gain of $15.3 million on the sale of the company's investment in Nitinol Development Corporation partially offset by a charge of $5.3 million to write-off of a research and development venture.

  In the 1996 first quarter, investments and operations sold or held for sale included a gain of $41.0 million on the sale of the company's defense vehicle business.

  Pension income in excess of amounts allocated to business segments to offset pension and other postretirement benefit expenses is presented separately.


Note 4. Net Income Per Share -

     The weighted average number of shares of common stock used in the computation of net income per share for the three and six months ended June 30, 1997, was 175,766,313 and 175,464,894, respectively, and 173,841,171 and
173,981,627 for the same periods in 1996.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of this change on earnings per share for the three and six months ended June 30, 1997 and for the same periods in 1996 was not material.


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

     At June 30, 1997, the Company's reserves for environmental remediation obligations totaled approximately $39 million, of which approximately $9 million was included in other current liabilities. The reserve includes estimated probable future costs of $14 million for federal Superfund and comparable state-managed sites; $4 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $9 million for owned or controlled sites at which Company operations have been discontinued; and $12 million for sites utilized by the Company in its ongoing operations. The Company is evaluating whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties other than participating potentially responsible parties.

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

     In 1996, Statement of Position 96-1, Environmental Remediation Liabilities, which was issued by the American Institute of Certified Public Accountants, establishes accounting standards for recognition of environmental costs. This statement, which became effective in 1997, did not have a material effect on the consolidated financial statements.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     Allegheny   Teledyne   Incorporated   is  a   group   of   technology-based
manufacturing companies with significant concentration in specialty metals complemented by aerospace and electronics, industrial, and consumer products.

     This discussion should be read in conjunction with the information in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

     Sales and operating profit for the Company's four business segments are discussed below.

  SPECIALTY METALS

     Operating profit was $81.1 million in the second quarter 1997 and almost equal to the 1996 second quarter. Sales for the 1997 second quarter decreased 1 percent to $530.7 million. For the 1997 six months, operating profit increased 3 percent to $153.4 million while sales remained essentially constant at $1,074.2 million. Tight operating cost controls remained in effect throughout the specialty metals segment.

     Operating profit and sales from businesses other than flat-rolled products increased 67 percent and 18 percent, respectively, over the 1996 second quarter and increased 81 percent and 21 percent, respectively, over the 1996 six months. These results reflected strong commercial aerospace demand and increased prices for specialized metals, such as nickel-based superalloys, titanium, and zirconium and its byproducts.

     Combined operating profits and sales from Allegheny Ludlum and Rodney Metals fell 27 percent and 10 percent, respectively, for the quarter and 24 percent and 9 percent, respectively, for the six months from the stronger 1996 periods. These results reflected weakness in U.S. commodity stainless steel prices compared to the same periods last year. Price comparisons with 1996 are expected to improve in the second half.

     Tons of flat-rolled specialty metals shipped in the second quarter and six months of 1997 were 137,000 and 284,000, respectively, compared to 142,000 and 282,000 for the same periods of 1996. The average price per ton shipped in the second quarter 1997 was $2,416 compared to $2,593 in the 1996 second quarter.
The average price per ton for commodity stainless steel products improved somewhat from 1997's first quarter even though the average price per ton for all flat-rolled products was unchanged due to variations in product mix.

  AEROSPACE AND ELECTRONICS SEGMENT

     Second quarter 1997 operating profit decreased 8 percent to $20.0 million compared to the same period in 1996, and sales decreased 9 percent to $229.7 million. For the 1997 six months, operating profit decreased 3 percent to $44.5 million and sales decreased 9 percent to $466.0 million.

     Nonrecurring write-offs, primarily research and development-related expenses for avionics, resulted in a loss for the 1997 second quarter and six months at Controls. New process manufacturing difficulties reduced both sales and operating profit at Continental Motors. Ryan Aeronautical experienced declines in sales and operating profit primarily due to the scheduled wind-down of the current phases of the Apache helicopter and the Global Hawk unmanned aerial vehicle programs. Partially offsetting these declines, sales and operating profit increased for Electronic Technologies as demand continued to improve for electromechanical relays and electronic components.

  INDUSTRIAL SEGMENT

     Operating profit for the second quarter 1997 increased 25 percent to $14.9 million while sales decreased 9 percent to $113.9 million compared to the same period of 1996. For the 1997 six months, operating profit increased 15 percent to $27.9 million while sales decreased 8 percent to $223.3 million.

     Shipments of Fluid Systems' metal stamping dies and plastic compression molds declined for the 1997 second quarter and six months as the company phases down this business. Although Advanced Materials experienced lower sales of cutting tools in Europe, operating profits and margins improved for this business unit due to cost reductions. Margins also improved for Specialty Equipment's material handlers and mining and construction equipment, and at Fluid Systems' remaining businesses.

  CONSUMER SEGMENT

     Operating profit in the 1997 second quarter more than doubled to $13.2 million compared to the second quarter of 1996 and sales climbed 13 percent to $82.8 million. For the 1997 six months, operating profit increased 78 percent to $16.6 million and sales increased 9 percent to $151.5 million from the comparable 1996 period.

     Sales and margins improved for Teledyne Laars swimming pool products and commercial heating systems due to cost reductions and the effect of a May, 1996 acquisition. In addition, operating results for Teledyne Water Pik shower and oral health products increased due to favorable product performance and improved margins from cost reductions.

  SPECIAL ITEMS

     Special items resulted in a net after-tax gain of $12.2 million, or $0.07 per share, in the 1997 second quarter. This after-tax gain included a $17.0 million gain on sale of the company's investment in Semtech Corporation common stock and a $1.9 million gain on other investments. These gains were partially offset by after-tax charges of $4.1 million for a legal settlement of a U.S. government contract dispute related to a unit divested in 1995 and $2.6 million related to merger and restructuring costs. Special items in the 1997 first quarter included a net after-tax gain of $9.2 million on the sale of the company's investment in Nitinol Development Corporation. This gain was largely offset by an after-tax charge of $7.9 million from merger and restructuring costs and the write-off of a research and development venture.

     Second quarter 1996 unusual items resulted in a decrease in after-tax income of $3.6 million, or $0.02 per share due to a charge for costs related to a Teledyne, Inc. proxy contest and merger and restructuring costs which were partially offset by a gain on the sale of a business. First quarter 1996 net income included an after-tax gain of $24.8 million or $0.14 per share, on the sale of the Company's defense vehicle business.

  EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of this change on earnings per share for the three and six months ended June 30, 1997 and for the same periods in 1996 was not material.


  INCOME TAXES

     The Company's effective tax rate declined to 38.3 percent and 38.6 percent, respectively, for the 1997 second quarter and six months from 39.8 percent and
39.2 percent, respectively, for the same periods in 1996 primarily due to non-deductible business combination costs incurred in 1996.

FINANCIAL CONDITION AND LIQUIDITY

     Working capital increased to $681.7 million at June 30, 1997, compared to $614.0 million at December 31, 1996. The current ratio increased to 2.2 from 2.0 in this same period. The increase in working capital was primarily due to a reclassification to current assets of a tax refund formerly carried in other assets, higher accounts receivable and lower accounts payable balances.

     In the first six months of 1997, cash generated from operations of $94.7 million, proceeds from the sales of businesses and investments of $58.4 million and proceeds from the exercise of stock options of $26.6 million were used to pay dividends of $56.2 million, reduce long-term debt $48.0 million, repurchase treasury stock of $46.1 million, and invest $45.7 million in capital equipment and business expansion. These transactions plus cash on hand at the beginning of the year resulted in a cash position of $46.2 million at June 30, 1997. Capital expenditures for 1997 are expected to approximate $130 million.

     In mid-March, the Company's board of directors authorized a 12 million share repurchase program. As of July 31, 1997, the company had repurchased 1.9 million shares on the open market for a cost of $52.2 million at per-share prices ranging from $25 1/8 to $31. Average common shares outstanding increased 1 percent from the second quarter of 1996 due to stock option exercises net of share repurchases.

     On July 31, 1997, the board of directors declared a regular quarterly dividend of $0.16 per share of common stock. The dividend is payable August 29, 1997 to shareholders of record at the close of business August 15, 1997.

     The Company has announced that the Teledyne, Inc. 7% subordinated debentures, due 1999 are being called for redemption. The redemption date is on September 23, 1997. Payment will be made upon redemption of the debentures in an amount equal to 100% of the principal amount of the debentures, in the aggregate amount of approximately $20 million, plus accrued interest to the redemption date.

     The Company believes that internally generated funds, current cash on hand and borrowing from existing credit lines will be adequate to meet foreseeable needs.

OTHER MATTERS

  ENVIRONMENTAL

     The Company is subject to federal, state and local environmental laws and regulations which require that it investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including sites at which the Company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, and comparable state laws. The Company is currently involved in the investigation and remediation of a number of sites under these laws. The Company's reserves for environmental investigation and remediation totaled approximately $39 million at June 30, 1997. Based on currently available information, management does not believe future environmental costs at sites with which the Company has been identified in excess of those accrued are likely to have a material adverse effect on the Company's financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period.

     With respect to proceedings brought under the federal Superfund laws, or similar state statutes, the Company has been identified as a potentially responsible party at approximately 55 such sites, excluding those at which it believes it has no future liability. The Company's involvement is very limited or de minimus at approximately 40 of these sites, and the potential loss exposure with respect to any individual site is not considered to be material.

     In 1996, Statement of Position 96-1, Environmental Remediation Liabilities, which was issued by the American Institute of Certified Public Accountants, establishes accounting standards for recognition of environmental costs. This statement, which became effective in 1997, did not have a material effect on the consolidated financial statements.

     For additional discussion of environmental matters, see Note 5 to the consolidated financial statements of the Company.

  GOVERNMENT CONTRACTS

     A number of the Company's subsidiaries perform work on contracts with the U.S. Government. Many of these contracts include price redetermination clauses, and most are terminable at the convenience of the government. Certain of these contracts are fixed-price or fixed-price incentive development contracts which involve a risk that costs may exceed those expected when the contracts were negotiated. Absent modification of these contracts, any costs incurred in excess of the fixed or ceiling prices must be borne by the Company. In addition, virtually all defense programs are subject to curtailment or cancellation due to the year-to-year nature of the government appropriations and allocations process. A material reduction in U.S. government appropriations may have an adverse effect on the Company's business, depending upon the specific programs affected by any such reduction. Since certain contracts extend over a long period of time, all revisions in cost and funding estimates during the progress of work have the effect of adjusting the current period earnings on a cumulative catch-up basis. When the current contract estimate indicates a loss, provision is made for the total anticipated loss. The Company obtains many U.S. Government contracts through the process of competitive bidding. There can be no assurance that the Company will continue to be successful in having its bids accepted.

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

     For additional discussion of government contract matters, see Note 5 to the consolidated financial statements of the Company.

   ELECTION OF OFFICERS

     The Company's Board of Directors has elected Robert Mehrabian, a member of the Company's Board of Directors, to serve as Senior Vice President and the segment executive for the Company's Aerospace and Electronics division. The Board of Directors has also elected Jon D. Walton to serve as the Company's Senior Vice President, General Counsel and Secretary. Formerly, Mr. Walton served as Vice President, General Counsel and Secretary.

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

                           PART II. OTHER INFORMATION



Item 1.  Legal Proceedings

     The Company becomes involved from time to time in various lawsuits, claims and proceedings relating to the conduct of its business, including those pertaining to environmental, government contracting, product liability, patent infringement, commercial, employment, employee benefits and stockholder matters.

     While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matter is likely to have a material adverse effect on the Company's results of operations for that period.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's 1997 annual meeting of stockholders was held on May 1, 1997. At that meeting, the four nominees for director named in the proxy statement for the meeting were elected, having received the following number of votes:

Name                           No. of Votes For         No of Votes Withheld
Diane C. Creel                    152,882,188                 1,409,852
C. Fred Fetterolf                 152,869,351                 1,422,689
Robert Mehrabian                  152,882,932                 1,409,108
Richard P. Simmons                152,863,117                 1,428,923


     In addition, the stockholders voted on and approved the ratification of the selection of Ernst & Young LLP as independent auditors of the Company for the 1997 fiscal year. The number of votes cast for approval was 153,600,750, against was 364,867, and to abstain was 326,423 and there were no broker non-votes in connection with the ratification of the selection of Ernst & Young LLP.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits -

          27   Financial data schedule

     (b)   Registrant did not file any Form 8-K reports during the period

                                   SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      ALLEGHENY TELEDYNE INCORPORATED
                                      (Registrant)



Date: August 14, 1997            By   /s/ James L. Murdy
                                      _____________________________________
                                      James L. Murdy
                                      Executive Vice President, Finance and
                                        Administration and Chief Financial
                                        Officer
                                      (Duly Authorized Officer)


Date: August 14, 1997            By   /s/ Dale G. Reid
                                      ______________________________________
                                      Dale G. Reid
                                      Vice President-Controller
                                      (Principal Accounting Officer)