Form 10-Q
period 1997-09-30
ALLEGHENY TELEDYNE INC
filed 1997-11-14
CIK 1018963

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q
         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 1997
                                      OR
         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From _____ to _____

                        Commission File Number 1-12001

                       ALLEGHENY TELEDYNE INCORPORATED
            -----------------------------------------------------


            (Exact Name of Registrant as Specified in its Charter)


             Delaware                                   25-1792394
    ------------------------------                  ---------------------

    (State or Other Jurisdiction of                 (I.R.S. Employer
    Incorporation or Organization)                  Identification Number)


        1000 Six PPG Place
     Pittsburgh, Pennsylvania                         15222-5479
---------------------------------------               ----------
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

Yes     X                                                 No
     -------                                                  -------

At November 5, 1997, Registrant had outstanding 174,265,645 shares of its Common Stock.

                       ALLEGHENY TELEDYNE INCORPORATED
                                SEC FORM 10-Q
                       QUARTER ENDED SEPTEMBER 30, 1997


                                    INDEX

                                                               Page No.
         PART I. - FINANCIAL INFORMATION

              Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheets               3

                 Condensed Consolidated Statements of Income         4

                 Condensed Consolidated Statements of Cash Flows     5

                 Notes to Condensed Consolidated Financial
                  Statements                                         6

              Item 2.  Management's Discussion and Analysis
                       of Financial Condition and Results
                       of Operations                                11

         PART II. - OTHER INFORMATION

              Item 1.  Legal Proceedings                            16

              Item 6.  Exhibits and Reports on Form 8-K             16

              Signatures                                            17

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

               ALLEGHENY TELEDYNE INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (In millions except share and per share amounts)

                                                     September 30,  December 31,
                                                        1997            1996
                                                        ----            ----
                                                      (Unaudited)

ASSETS
Cash and cash equivalents                            $     32.9      $      62.5
Accounts receivables                                      533.4            525.3
Inventories                                               550.4            518.4
Deferred income taxes                                      47.7             70.1
Tax refund                                                 51.5              -
Prepaid expenses and other current assets                  27.8             23.5
                                                     ----------      -----------
   Total Current Assets                                 1,243.7          1,199.8
Property, plant and equipment                             701.6            731.4
Prepaid pension cost                                      395.3            352.5
Cost in excess of net assets acquired                     174.0            177.1
Other assets                                              124.7            145.6
                                                     ----------      -----------
   Total Assets                                      $  2,639.3      $   2,606.4
                                                     ==========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                     $    210.5      $     241.7
Accrued liabilities                                       334.5            339.6
Current portion of long-term debt                           3.4              4.5
                                                     ----------      -----------
   Total Current Liabilities                              548.4            585.8
Long-term debt                                            409.6            443.4
Accrued postretirement benefits                           577.0            567.5
Other                                                     140.3            138.2
                                                     ----------      -----------
   Total Liabilities                                    1,675.3          1,734.9
                                                     ----------      -----------


Stockholders' Equity:
Preferred stock, par value $0.10: authorized-
   50,000,000 shares; issued-None                           -                -
Common stock, par value $0.10, authorized-600,000,000
   shares; issued and outstanding-174,967,635
   shares at September 30, 1997 and 174,389,377
   shares at December 31, 1996                             17.6             17.4
Additional paid-in capital                                288.4            246.6
Retained earnings                                         699.4            596.7
Treasury stock                                            (42.1)             -
Other                                                       0.7             10.8
                                                     ----------      -----------
   Total Stockholders' Equity                             964.0            871.5
                                                     ----------      -----------

   Total Liabilities and Stockholders' Equity        $  2,639.3      $   2,606.4
                                                     ==========      ===========

The accompanying notes are an integral part of these statements.

                 ALLEGHENY TELEDYNE INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In millions except per share amounts)
                                   (Unaudited)

                                                Nine Months Ended    Three Months Ended
                                                  September 30,        September 30,
                                                 1997      1996       1997       1996
                                                 ----      ----       ----       ----

Sales                                           $2,824.2 $2,895.3      $909.2    $879.7

Costs and expenses:
  Cost of sales                                  2,147.2  2,219.8       698.6     664.0
  Selling and administrative expenses              351.8    383.1       112.8     132.3
  Merger and restructuring costs                    10.4     38.6         -        31.9
  Interest expense, net                             15.9     29.1         5.7       9.4
                                                 -------  -------     -------   -------
                                                 2,525.3  2,670.6       817.1     837.6
                                                 -------  -------     -------   -------

Earnings before Other Income                       298.9    224.7        92.1      42.1
Other Income                                        47.6     52.5         9.5       1.4
                                                 -------  -------     -------   -------

Income before Income Taxes                         346.5    277.2       101.6      43.5

Provision for Income Taxes                         131.8    115.6        37.3      23.9
                                                 -------  -------     -------   -------

Net Income                                         214.7    161.6        64.3      19.6

Dividends on Preferred Stock                           -      2.0           -         -
                                                 -------  -------     -------   -------

Net Income Available to                           $214.7   $159.6       $64.3      19.6
Common Stockholders                              =======  =======     =======   =======

Net Income Per Common Share                        $1.22    $0.91       $0.37     $0.11
                                                 =======  =======     =======   =======

Cash Dividends Per Equivalent Common Share         $0.48    $0.43       $0.16     $0.16
                                                 =======  =======     =======   =======



The accompanying notes are an integral part of these statements.

              ALLEGHENY TELEDYNE INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In millions)
                                 (Unaudited)
                                                                 Nine Months Ended
                                                                   September 30,
                                                                1997           1996
                                                                ----           ----
Operating Activities:
  Net income                                                    $ 214.7       $  161.6
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                  76.5           82.8
    Gains on sales of businesses and investments                  (53.7)         (44.3)
    Deferred income taxes                                          (3.2)          19.2
    Change in operating assets and liabilities:
    Prepaid pension cost                                          (41.3)         (56.2)
    Inventories                                                   (33.3)         (11.8)
    Accounts payables                                             (30.6)         (18.6)
    Accrued postretirement benefits                                 9.5            9.3
    Accounts receivables                                           (5.0)          17.9
    Accrued liabilities                                             2.4           15.5
    Other                                                           5.0           (8.7)
                                                             ----------     ----------
Cash provided by operating activities                             141.0          166.7
                                                             ----------     ----------
Investing Activities:
  Purchases of property, plant and equipment                      (65.6)         (54.9)
  Proceeds from the sales of businesses and investments            58.4          106.0
  Disposals of property, plant and equipment                       13.4            8.0
  Investment in ventures and purchases of businesses              (12.4)         (22.0)
  Other                                                            (4.7)          (5.2)
                                                             ----------     ----------
Cash (used) provided by investing activities                      (10.9)          31.9
                                                             ----------     ----------
Financing Activities:
  Payments on long-term debt                                      (25.8)         (10.4)
  Increase in long-term debt                                        2.5           34.6
                                                             ----------     ----------
  Net (decrease) increase in long-term debt                       (23.3)          24.2
  Purchases of treasury stock                                     (86.7)         (23.7)
  Cash dividends                                                  (84.3)         (78.2)
  Exercises of stock options                                       34.6           12.7
  Redemption of preferred stock                                       -          (41.4)
                                                             ----------     ----------
Cash used in financing activities                                (159.7)        (106.4)
                                                             ----------     ----------
Increase (decrease) in cash and cash equivalents                  (29.6)          92.2
                                                             ----------     ----------
Cash and cash equivalents at beginning of the year                 62.5          112.6
                                                             ----------     ----------
Cash and cash equivalents at end of period                      $  32.9       $  204.8
                                                             ==========     ==========
The accompanying notes are an integral part of these statements.

               ALLEGHENY TELEDYNE INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1.  Accounting Policies -

Basis of Presentation

     The interim consolidated financial statements include the accounts of Allegheny Teledyne Incorporated and its subsidiaries.

     These unaudited statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (which include only recurring normal adjustments) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report. The results of operations for these interim periods are not necessarily indicative of the operating results for any future period or for a full year. Certain amounts for 1996 have been reclassified to conform with the 1997 presentation.

Accounting Pronouncements

     Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income," and Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," were issued in 1997. These statements will be adopted by the Company in 1998, and are not expected to have a material effect on the consolidated financial statements.

Note 2.  Inventories -

   Inventories were as follows (in millions):

                                                   September 30,   December 31,
                                                       1997            1996
                                                       ----            ----
Raw materials and supplies                           $   144.7      $   153.8
Work-in-process                                          543.1          515.1
Finished goods                                           110.6          104.8
                                                     ---------      ---------
Total inventories at current cost                        798.4          773.7
Less allowances to reduce current cost
      values to LIFO basis                              (226.8)        (229.6)
Progress payments                                        (21.2)         (25.7)
                                                     ---------      ---------
Total Inventories                                    $   550.4      $   518.4
                                                     =========      =========


Note 3.  Business Segments -

     Following is certain financial information with respect to the Company's business segments for the periods presented (in millions):

                ALLEGHENY TELEDYNE INCORPORATED AND SUBSIDIARIES
                 SALES AND OPERATING PROFIT BY BUSINESS SEGMENT


                                             Nine Months Ended      Three Months Ended
                                               September 30,          September 30,
                                                1997        1996       1997        1996
                                                ----        ----       ----        ----

Sales

Specialty metals                            $1,584.2    $1,562.4     $510.0      $486.4

Aerospace and electronics                      654.0       698.9      208.8       211.5

Industrial                                     327.6       343.2      104.3       100.2

Consumer                                       226.5       207.2       75.0        68.2
                                             -------    --------    -------     -------

Total continuing operations                  2,792.3     2,811.7      898.1       866.3
Operations sold or held for sale                31.9        83.6       11.1        13.4
                                             -------     --------   -------     -------
Total Sales                                 $2,824.2    $2,895.3     $909.2      $879.7
                                            ========   =========    =======     =======

Operating Profit

Specialty metals                             $ 215.7     $ 208.3     $ 62.3      $ 59.2

Aerospace and electronics                       61.2        63.3       17.7        18.4

Industrial                                      40.0        32.9       12.1         8.7

Consumer                                        25.9        12.5        9.3         3.2
                                             -------      -------   -------     -------

Total operating profit                         342.8       317.0      101.4        89.5
                                             -------      -------   -------     -------

Merger and restructuring costs                 (10.4)      (38.6)        -        (31.9)
Corporate expenses                             (22.8)      (32.3)      (6.6)      (12.2)
Interest expense, net                          (15.9)      (29.1)      (5.7)       (9.4)
Investments and operations sold or
  held for sale                                 40.8        48.2        8.5         1.5
Excess pension income                           12.0        12.0        4.0         6.0
                                             -------     -------    -------     -------

Income before income taxes                   $ 346.5      $277.2     $101.6       $43.5
                                             =======    ========    =======     =======

     Investments and operations sold or held for sale in the 1997 third quarter included an $8.4 million gain on the sale of Teledyne Economic Development.

     In addition, the nine months ended September 1997 included a $27.6 million gain on the sale of the Company's investment in Semtech Corporation common stock, a gain of $15.3 million on the sale of the Company's investment in Nitinol Development Corporation, and a $3.1 million gain on other investments. These gains were partially offset by a charge of $6.8 million for a settlement of a U.S. government contract dispute related to a unit divested in 1995 and by a charge of $5.3 million to write-off the Company's investment in a research and development venture.

     In the nine months ended September 1996, investments and operations sold or held for sale included a gain of $41.0 million on the sale of the Company's defense vehicle business.

     Pension  income in excess of amounts  allocated  to  business  segments  to
offset  pension  and  other   postretirement   benefit   expenses  is  presented
separately.

Note 4. Net Income Per Share -

     The  weighted  average  number  of  shares  of  common  stock  used  in the computation of net income per share for the three and nine months ended September 30, 1997 was 175,508,743 and 175,479,511, respectively, and
174,068,161 and 174,010,470 for the same periods in 1996.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of this change on earnings per share for the three and nine months ended September 30, 1997 and for the same periods in 1996 was not material.

Note 5.  Redemption of 7% Subordinated Debentures -

     The Company redeemed the Teledyne, Inc. 7% subordinated debentures on September 23, 1997. Payment was made in an amount equal to 100% of the principal amount of the debentures, in the aggregate amount of $19.5 million, plus accrued interest to the redemption date.

Note 6.  Redemption of Preferred Stock -

     On August 14, 1996, all of the outstanding shares of Teledyne Series E Cumulative Preferred Stock were redeemed at $15.00 per share, together with an additional $0.60 per share, representing an amount equal to the dividend payment that would have otherwise been due September 1, 1996.

Note 7.  Commitments and Contingencies -

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

     At September 30, 1997, the Company's reserves for environmental remediation obligations totaled approximately $36 million, of which approximately $11 million was included in other current liabilities. The reserve includes estimated probable future costs of $13 million for federal Superfund and comparable state-managed sites; $4 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $7 million for owned or controlled sites at which Company operations have been discontinued; and $12 million for sites utilized by the Company in its ongoing operations. The Company is evaluating whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties other than participating potentially responsible parties.

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

     In 1996, Statement of Position 96-1, "Environmental Remediation Liabilities," which was issued by the American Institute of Certified Public Accountants, establishes accounting standards for recognition of environmental costs. This statement, which became effective in 1997, did not have a material effect on the consolidated financial statements.

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

Note 8.  Proposed Acquisition Of Oregon Metallurgical Corporation -

     As previously announced, on October 31, 1997, the Company and Oregon Metallurgical Corporation (OREMET) entered into an Agreement and Plan of Merger. Pursuant to this Agreement, the Company agreed to acquire OREMET as a wholly owned subsidiary and each outstanding share of OREMET common stock will be converted into 1.296 shares of Company common stock. Upon the closing of the transaction, former OREMET shareholders would own approximately 11 percent pro-forma ownership of Company Common Stock. The following table sets forth pro-forma combined sales for the two companies for the twelve months ended September 30, 1997:

Business Segment                  Sales ($ millions)        Percent of total
Specialty Metals
   - Stainless steel                  $1,000                      25%
   - Titanium                            426                      11
   - Nickel-based super alloys           274                       7
   - Other specialty metals              643                      16
                                       -----                      --
                    Subtotal           2,343                      59

Aerospace and Electronics                895                      22
Industrial                               432                      11
Consumer                                 307                       8
                                      ======                     ===
                    TOTAL             $3,977                     100%

     Combined net income of the two companies, based on pro-forma financial results for the twelve month period ending September 30, 1997, was $298 million. Combined assets totaled $2.9 billion. The merger is expected to be tax free to OREMET shareholders and will be accounted for under the pooling of interests method. The transaction is subject to the approval of the shareholders of OREMET as well as regulatory approval and other customary closing conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Allegheny   Teledyne   Incorporated   is  a   group   of   technology-based
manufacturing companies with significant concentration in specialty metals complemented by aerospace and electronics, industrial, and consumer products.

     On October 31, 1997, the Company and OREMET announced that they had entered into an Agreement and Plan of Merger. See Note 8 of the Notes to Condensed Consolidated Financial Statements (Unaudited).

     Sales and operating profit for the Company's four business segments are discussed below.

     This discussion should be read in conjunction with the information in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

SPECIALTY METALS

     Operating profit increased 5 percent to $62.3 million in the third quarter 1997 compared to $59.2 million for the same quarter last year despite an increasingly difficult pricing environment for stainless steel commodity grades. Sales for the 1997 third quarter increased 5 percent to $510.0 million. For the 1997 nine months, operating profit increased 4 percent to $215.7 million while sales increased 1 percent to $1,584.2 million. Tight operating cost controls remained in effect throughout the specialty metals segment.

     Operating profit and sales from businesses other than flat-rolled products increased 41 percent and 15 percent, respectively, compared to the third quarter 1996 and increased 63 percent and 19 percent, respectively, over the 1996 nine months. These results reflected strong demand from commercial aerospace and chemical processing industries for specialized metals such as nickel-based superalloys, titanium, niobium, and zirconium.

     Combined operating profits and sales from Allegheny Ludlum and Rodney Metals fell 17 percent and 1 percent, respectively, for the third quarter and 22 percent and 7 percent, respectively, for the nine months from the stronger 1996 periods. Tons shipped from Allegheny Ludlum and Rodney Metals increased 3 percent and 1 percent in the 1997 third quarter and nine months compared to the same periods in 1996, but sales dropped due to depressed prices.

     Tons of flat-rolled specialty metals shipped in the third quarter and nine months of 1997 were 130,000 and 414,000, respectively, compared to 126,000 and 409,000 for the same periods of 1996. The average price per ton shipped in the third quarter was $2,417 compared to $2,554 in the 1996 third quarter.

AEROSPACE AND ELECTRONICS SEGMENT

     Third quarter 1997 operating profit decreased 4 percent to $17.7 million compared to the same period in 1996, and sales decreased 1 percent to $208.8 million. For the 1997 nine months, operating profit decreased 3 percent to $61.2 million and sales decreased 6 percent to $654.0 million compared to the same period in 1996.

     For the 1997 third quarter and nine months, Teledyne Ryan Aeronautical experienced declines in sales and operating profit primarily due to the scheduled wind-downs of certain phases of the Apache helicopter and Global Hawk unmanned aerial vehicle programs. In September, 1997, Ryan received authorization from the Pentagon to build two additional Global Hawk vehicles and to begin procuring certain items for a fifth vehicle. For the nine months ended September 30, 1997, nonrecurring write-offs, primarily research and development-related expenses for avionics, resulted in declines in operating profit at Teledyne Controls. New process manufacturing difficulties reduced both sales and operating profit at Teledyne Continental Motors. Teledyne Electronic Technologies continued to be the largest contributor to the segment's sales and profit for the quarter and nine months ended September 30, 1997. Demand for electromechanical relays, circuit board contract manufacturing, and microelectronic hybrid products paced these results.

INDUSTRIAL SEGMENT

     Operating profit in the third quarter 1997 increased 39 percent to $12.1 million compared to the third quarter of 1996, and sales rose 4 percent to $104.3 million. For the 1997 nine months, operating profit increased 22 percent to $40.0 million while sales decreased 5 percent to $327.6 million.

     Operating profit improved for Teledyne Metalworking Products, formerly called Teledyne Advanced Materials. This business unit is the largest revenue and profit producer in this segment. It manufactures tungsten and tungsten carbide products, including cutting tools and inserts, for the global metalforming market. Also, sales and operating profit improved for Teledyne Specialty Equipment's mining and construction equipment and material handler businesses. Shipments of Fluid Systems' metal stamping dies and plastic compression molds declined for the 1997 nine months as the Company phases down this business.

CONSUMER SEGMENT

     Operating profit in the 1997 third quarter almost tripled to $9.3 million compared to the third quarter 1996, and sales grew 10 percent to $75.0 million. For the 1997 nine months, operating profit more than doubled to $25.9 million and sales increased 9 percent to $226.5 million from the comparable 1996 period. Profit improved at all of the segment's operating companies. Teledyne Water Pik's improvement was particularly strong due to the favorable performance of new products and cost reductions. Sales improved at Teledyne Laars due to the successful introduction of a new pool heater product and increased seasonal demand for commercial water heating systems.

SPECIAL ITEMS

     Special items resulted in a net after-tax gain of $3.9 million, or $0.02 per share, in the 1997 third quarter. This after-tax gain included a gain on sale of Teledyne Economic Development which was partially offset by a charge relating to legal matters. Third quarter 1996 special items reduced after-tax income by $26.3 million, or $0.15 per share, primarily due to charges related to merger and restructuring.

     In addition, the nine months ended September 1997 included after-tax gains of $17.0 million on the sale of the Company's investment in Semtech Corporation common stock, $9.2 million on the sale of the Company's investment in Nitinol Development Corporation, and $1.9 million on other investments. These gains were partially offset by after-tax charges of $4.1 million for a settlement of a U.S. government contract dispute related to a unit divested in 1995, $3.5 million to write-off a research and development venture and $6.3 million from merger and restructuring costs.

     In addition to the merger and restructuring costs discussed above, the nine months ended September 30, 1996 also included an after-tax gain of $24.8 million on the sale of the Company's defense vehicle business partially offset by a charge of $3.6 million for costs related to a Teledyne, Inc. proxy contest.

     Net gains from special items are expected to continue as Allegheny Teledyne proceeds with previously announced non-strategic divestitures and the sale of surplus real estate holdings.

NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of this change on earnings per share for the three and nine months ended September 30, 1997 and for the same periods in 1996 was not material.

     Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income," and Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," were also issued in 1997. These statements will be adopted by the Company in 1998, and are not expected to have a material effect on the consolidated financial statements.

INCOME TAXES

     The Company's effective tax rate declined to 36.7 percent and 38.0 percent, respectively, for the 1997 third quarter and nine months from 54.9 percent and
41.7 percent, respectively, for the same periods in 1996 primarily due to non-deductible business combination costs incurred in 1996.

FINANCIAL CONDITION AND LIQUIDITY

     Working capital increased to $695.3 million at September 30, 1997, compared to $614.0 million at December 31, 1996. The current ratio increased to 2.3 from
2.0 in this same period. The increase in working capital was primarily due to a reclassification to current assets of a tax refund formerly carried in other assets, higher inventories and lower accounts payable balances.

     In the first nine months of 1997, cash generated from operations of $141.0 million, proceeds from the sales of businesses and investments of $58.4 million and proceeds from the exercise of stock options of $34.6 million were used to purchase treasury stock of $86.7 million, pay dividends of $84.3 million, invest $69.3 million in capital equipment and business expansion and reduce long-term debt by $23.3 million. These transactions plus cash on hand at the beginning of the year resulted in a cash position of $32.9 million at September 30, 1997. Capital expenditures for 1997 are expected to approximate $100 million.

     In mid-March 1997, the Company's Board of Directors authorized a 12 million share repurchase program. As of October 31, 1997, the company had repurchased
3.7 million shares on the open market for a cost of $106.8 million at per-share prices ranging from $25 1/8 to $32 3/4. However, the average common shares outstanding is slightly higher than in the third quarter of 1996 because of stock option exercises net of share repurchases. On October 31, 1997, the Company announced that it had terminated its stock repurchase program.

     The Company redeemed the Teledyne, Inc. 7% subordinated debentures on September 23, 1997. Payment was made in an amount equal to 100% of the principal amount of the debentures, in the aggregate amount of $19.5 million, plus accrued interest to the redemption date.

     On October 3, 1997, the Company announced that the sale of Teledyne Economic Development had been completed. On October 31, 1997, the Company sold the assets of Teledyne Packaging for approximately $31 million. These are two of eight non-strategic businesses identified by the Company for divestiture earlier in the year.

     The Company believes that internally generated funds, current cash on hand and borrowing from existing credit lines will be adequate to meet foreseeable needs.

     On October 23, 1997, the Board of Directors declared a regular quarterly dividend of $0.16 per share of common stock. The dividend is payable November 28, 1997 to shareholders of record at the close of business November 14, 1997.


OTHER MATTERS

     ENVIRONMENTAL

     The Company is subject to federal, state and local environmental laws and regulations which require that it investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including sites at which the Company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, and comparable state laws. The Company is currently involved in the investigation and remediation of a number of sites under these laws. The Company's reserves for environmental investigation and remediation totaled approximately $36 million at September 30, 1997. Based on currently available information, management does not believe future environmental costs at sites with which the Company has been identified in excess of those accrued are likely to have a material adverse effect on the Company's financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period.

    With respect to proceedings brought under the federal Superfund laws, or similar state statutes, the Company has been identified as a potentially responsible party at approximately 35 such sites, excluding those at which it believes it has no future liability. The Company's involvement is very limited or de minimus at approximately 20 of these sites, and the potential loss exposure with respect to any individual site is not considered to be material.

     In 1996, Statement of Position 96-1, "Environmental Remediation Liabilities," which was issued by the American Institute of Certified Public Accountants, establishes accounting standards for recognition of environmental costs. This statement, which became effective in 1997, did not have a material effect on the consolidated financial statements.

     For additional discussion of environmental matters, see Note 7 of the Notes to Condensed Consolidated Financial Statements (Unaudited).

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

     For additional discussion of government contract matters, see Note 7 of the Notes to Condensed Consolidated Financial Statements (Unaudited).


FORWARD-LOOKING STATEMENTS

     Certain forward-looking statements are contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 7 of the Notes to Condensed Consolidated Financial Statements (Unaudited), including statements concerning the expected adequacy of available funds to meet foreseeable needs, proposed acquisitions and divestitures, the outcome of any government inquiries, litigation or other future proceedings related to government contract or other matters, and environmental costs. These statements are based on current expectations that involve a number of risks and uncertainties, including those described above under the captions "Other Matters
- Environmental" and "Other Matters - Government Contracts." In addition, realization of the anticipated benefits of the combination of Allegheny Ludlum and Teledyne could take longer than expected and implementation difficulties and market factors could alter the anticipated benefits. Actual results may differ materially from the results anticipated in the forward-looking statements. Additional risk factors are described from time to time in the Company's filings with the Securities and Exchange Commission, including its Report on Form 10-K for the year ended December 31, 1996.

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


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits -

          4 Assignment and Assumption Agreements dated as of August 22, 1997 and First Amendment to Credit Agreement dated as of August 31, 1997 relating to Credit Agreement dated as of August 30, 1996

          27   Financial data schedule

     (b) Registrant did not file any Form 8-K reports during the quarter for which this report is filed.

                                  SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 ALLEGHENY TELEDYNE INCORPORATED
                                 (Registrant)



Date: November 14, 1997          By /s/ James L. Murdy
                                    ---------------------------------------
                                    James L. Murdy
                                      Executive Vice President, Finance and
                                         Administration and Chief Financial
                                         Officer
                                      (Duly Authorized Officer)


Date: November 14, 1997          By /s/ Dale G. Reid
                                    ---------------------------------------
                                    Dale G. Reid
                                      Vice President - Controller
                                      (Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit Number      Description                                  Page No.
--------------      -----------                                  --------

     4              Assignment and Assumption Agreements            19
                    dated as of August 22, 1997 and First
                    Amendment to Credit Agreement dated as
                    of August 31, 1997 relating to Credit
                    Agreement dated as of August 30, 1996

    27              Financial data schedule                         37