Form 10-K405
period 1997-12-31
ALLEGHENY TELEDYNE INC
filed 1998-03-23
CIK 1018963

                                                                         1997

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM              TO
                                           ------------    ------------

                         Commission file number 1-12001


                         ALLEGHENY TELEDYNE INCORPORATED
             (Exact name of registrant as specified in its charter)

                   Delaware                                 25-1792394
(State or other jurisdiction of incorporation            (I.R.S. Employer
               or organization)                       Identification Number)

1000 Six PPG Place, Pittsburgh, Pennsylvania                 15222-5479
  (Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (412) 394-2800

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


-------------------------------------------------------------------------------
Title of each class                          Name of each exchange on which
registered
-------------------------------------------------------------------------------
Common Stock, $0.10 Par Value                New York Stock Exchange
===============================================================================

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At March 20, 1998, the Registrant had outstanding 174,934,668 shares of its Common Stock. The aggregate market value of the Registrant's voting stock held by non-affiliates at this date was approximately $4.2 billion, based on the closing price of $28.25 as reported on the New York Stock Exchange. Shares of common stock known by the Registrant to be beneficially owned by directors of the Registrant and officers of the Registrant subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are not included in the computation. The Registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Exchange Act.

                       Documents Incorporated By Reference

Selected portions of the 1997 Annual Report to Stockholders - Part I, Part II and Part IV of this Report.

Selected portions of the 1998 Proxy Statement - Part III of this Report.
================================================================================

                         ALLEGHENY TELEDYNE INCORPORATED
                                  SEC FORM 10-K
                       FISCAL YEAR ENDED DECEMBER 31, 1997

                                      INDEX

PART I                                                                                    PAGE NO.

         Item 1.    Business                                                                 3

         Item 2.    Properties                                                              20

         Item 3.    Legal Proceedings                                                       23

         Item 4.    Submission of Matters to a Vote of Security Holders                     24

PART II

         Item 5.    Market for Registrant's Common Equity and Related
                         Stockholder Matters                                                24

         Item 6.    Selected Financial Data                                                 24

         Item 7.    Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                                24

         Item 8.    Financial Statements and Supplementary Data                             24

         Item 9.    Changes in and Disagreements with Accountants on
                         Accounting and Financial Disclosure                                24

PART III

         Item 10.   Directors and Executive Officers of the Registrant                      25

         Item 11.   Executive Compensation                                                  25

         Item 12.   Security Ownership of Certain Beneficial Owners and
                         Management                                                         25

         Item 13.   Certain Relationships and Related Transactions                          25

PART IV

         Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K        25

SIGNATURES                                                                                  27

EXHIBIT INDEX                                                                               29

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

     Allegheny Teledyne Incorporated (the "Company" or "Allegheny Teledyne") is a group of technology-based manufacturing businesses with significant concentration in specialty metals, complemented by aerospace and electronics, industrial, and consumer products. The Company operates in four business segments - specialty metals, aerospace and electronics, industrial, and consumer
- which accounted for 53.0%, 25.4%, 14.6%, and 7.0%, respectively, of the Company's total revenues from continuing operations of $3.647 billion for the year ended December 31, 1997.

     Allegheny Teledyne is a Delaware corporation with its principal executive offices located at 1000 Six PPG Place, Pittsburgh, Pennsylvania 15222-5479, telephone (412) 394-2800. Allegheny Teledyne was formed on August 15, 1996 by the combination of Allegheny Ludlum Corporation ("Allegheny Ludlum") and Teledyne, Inc. ("Teledyne"), which became wholly owned subsidiaries of Allegheny Teledyne. References to "Allegheny Teledyne," the "Company" or the "Registrant" mean Allegheny Teledyne Incorporated and its subsidiaries, unless the context otherwise requires.

     Additional financial information with respect to the Company's business segments, including their contributions to operating earnings and their identifiable assets, for the three years ended December 31, 1997 is presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations" on pages 23 to 25 of the 1997 Annual Report to Stockholders (the "1997 Annual Report") and in Note 11 of Notes to Consolidated Financial Statements on pages 44 to 45 of the 1997 Annual Report and is incorporated herein by reference. The business segment information presented herein reflects adjustments made during the 1997 fiscal year.

SPECIALTY METALS SEGMENT

     The products of this business segment are representative of the practical application of metallurgical science and technology as it is known and practiced throughout the world. Their unique characteristics are derived from the nature of the metals produced, the particular properties of the alloys melted, and the various processes, methods, forms, shapes and end products manufactured. Companies in the specialty metals segment include Allegheny Ludlum, Allvac, Rodney Metals, Wah Chang, and acquired in 1998, Special Melted Products Limited and Jessop Saville Limited (United Kingdom companies). These companies offer a number of products including the following:

     Specialty Steels, Super Alloys and Other Alloys. The term "specialty steel" refers to stainless steels, high speed and tool steels, high temperature alloys (super alloys), electronic and thermostatic alloys, and electrical steels. As compared with carbon steel, stainless steel alloys contain elements such as chromium, nickel, and molybdenum to make them corrosion- and heat-resistant; tool steel alloys, which contain more carbon than stainless steel, include tungsten, molybdenum and other metals to make them both hard and malleable; and electrical steel contains silicon to minimize energy loss. Most high temperature alloys, electronic alloys and thermostatic alloys are not steel by definition and are more properly referred to as specialty metals.

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

     The Company is able to produce a wide range of premium grade, nickel-based, cobalt-based, and titanium alloys that are designed to meet the high performance requirements of the aircraft, aerospace, gas turbine, nuclear energy, and chemical processing industries. These products, in various forms, are engineered to retain exceptional strength and corrosion resistance at temperatures through 2,000 degrees Fahrenheit and are used in critical, high-stress applications.

     The Company's high-speed steels provide the high temperature hardness required for lathe bits, drills, milling cutters, taps and dies, and other cutting tools. Related alloy steels, including a cobalt-free maraging grade, are produced for bearings, gears, special aerospace hardware, and high-strength applications.

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

     In February 1998, Allegheny Teledyne acquired manufacturing capability in the United Kingdom for high integrity vacuum melted and remelted steel and nickel alloys, forging capacity, and high technology testing services for the steel and related metals manufacturing industry by purchasing Special Melted Products Limited and other assets of the aerospace division of Sheffield Forgemasters. This acquisition also is expected to benefit sales and distribution of nickel-based alloys and titanium in Europe. As part of this acquisition, the Company also acquired Jessop Saville Limited, a United Kingdom operation, which produces non-magnetic drill collars and downhole components for the oil and gas industry and two sales companies in the United States.

     Refractory and Reactive Metals. High-purity metals that exhibit unique properties (primarily zirconium, but including hafnium, vanadium, niobium, and titanium) are melted, refined, partially finished, then sold to domestic and foreign customers primarily in the nuclear energy, chemical processing, medical, and aerospace industries.

     The Company is a leading U.S. producer of zirconium, a highly corrosion-resistant metal that is transparent to neutrons. It is used for fuel tubes and structural parts in nuclear power reactors and for corrosion-resistant chemical industry applications. Other users of zirconium include the jewelry and personal hygiene industries. Hafnium, derived as a by-product of zirconium, is used for control rods in nuclear reactors due to its ability to absorb neutrons.

     Niobium, also known as columbium, is a high-technology metal produced by the Company in various forms and alloys. It is used as an alloying element in the manufacture of many steels. The higher quality grades produced by the Company are used in superalloys for jet engines and special alloys for aerospace applications such as rocket nozzles. When alloyed with titanium, niobium is used in applications requiring superconducting characteristics for high-strength magnets. This area includes medical devices for body-scanning, accelerators for high-energy physics, and fusion energy projects for future generation of electricity.

     Tantalum, one of the most corrosion-resistant metals, is produced by the Company for medical implants, chemical process equipment, and aerospace engine components.

     Pending Acquisitions. Allegheny Teledyne expects the acquisition of Oregon Metallurgical Corporation ("OREMET(R) Titanium" or "OREMET"), which is scheduled to be completed in March 1998, to enhance the competitiveness of the specialty metals segment, particularly the higher value-added high performance specialty metals markets. OREMET is one of two United States integrated producers of titanium metal and related products. OREMET produces and distributes titanium sponge, ingot, mill products and castings for use in the aerospace, industrial, recreational and military markets. Titanium sponge is used by Allegheny Teledyne's Allvac and Wah Chang units and Wah Chang's principal operations are located near those of OREMET. Allegheny Teledyne expects the combined companies to achieve significant efficiencies by consolidating administrative, sales and marketing and research and development functions and to benefit from lower raw materials costs. Allegheny Teledyne also believes that the combined companies can benefit from the ability to offer a wider array of titanium-based and other specialty metals and alloys to customers and from the coordinated utilization of service center and other distribution and sales attributes of the companies both in the United States and abroad.

     OREMET operates manufacturing and finishing facilities in Oregon and Pennsylvania, nine United States service centers, additional service centers in the United Kingdom, Germany, Singapore, and Canada, and other United States and foreign distribution and sales operations. OREMET employs approximately 850 employees.

     The Company has announced that that it has entered into three agreements with Bethlehem Steel Corporation ("Bethlehem") which will become effective upon completion of Bethlehem's pending acquisition of Lukens Inc. ("Lukens"), subject to customary closing conditions. These agreements would enable the Company to produce wide stainless steel products and provide additional melt capacity. Under a 20-year conversion agreement, Bethlehem is to provide the Company with up to 15% of the available time on Lukens' Coatesville, Pennsylvania electric furnace melt shop and caster and Lukens' Conshohocken, Pennsylvania Steckel mill for the melting, casting and rolling of the Company's wide stainless steel products. Under an asset sales agreement, the Company would acquire certain assets of Lukens including the Houston, Pennsylvania plant for melting, casting and rolling stainless steel, the wide anneal and pickle line recently installed at Lukens' Massillon, Ohio plant and the vacuum-oxygen decarburization unit used in the refining of stainless steel at Lukens' Coatesville, Pennsylvania plant. The Company has also agreed to supply Bethlehem with up to 150,000 tons of stainless bands for processing at the Lukens' stainless cold finishing facilities in southwestern Pennsylvania and eastern Ohio until Bethlehem sells these facilities.

     Additional information about recent and pending acquisitions is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Acquisitions and Divestitures" on page 21 to 22 of the 1997 Annual Report and in Notes 15 and 16 to the Notes to Consolidated Financial Statements on pages 49 to 52 of the 1997 Annual Report. Also see "Forward Looking and Other Statements" herein.

AEROSPACE AND ELECTRONICS SEGMENT

     Companies in the aerospace and electronics segment include Teledyne Ryan Aeronautical, Teledyne Brown Engineering, Teledyne Electronic Technologies and Teledyne Continental Motors. In 1997, Teledyne Controls was merged into and now functions as a business unit of Teledyne Electronic Technologies. The companies in this segment offer a variety of products and services including the following:

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

     The Company has built the airframe for the U. S. Army's Apache attack helicopter since the inception of the program in the mid-1970's. In 1997, The Boeing Co. notified Ryan that it has decided to terminate the long-standing agreement with Ryan to fabricate the Apache helicopter fuselage. Future business for this product from Boeing appears unlikely.

     Casting Services. The Company casts lightweight aluminum and magnesium aircraft parts.

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

     Aerotronics Controls, Inc., a majority owned start-up company acquired in 1997, is engaged in the design and development for production of advanced electronic engine controls and engine management systems for piston aircraft engines, including Continental Motors' piston engines.

     Engineering Services. A wide range of engineering services is offered to government defense and aerospace customers as well as commercial customers. These services include payload integration for the space shuttle and systems engineering for ballistic missile defense. In addition, computer software has been developed for simulations and hardware performance evaluations.

     Sensing, Analysis and Instrumentation Systems and Instruments. A diverse range of sensing, analysis, and instrumentation systems and instruments is designed, manufactured and sold to a number of customers, including the U.S. Federal Aviation Administration, domestic and foreign airlines, commercial aircraft OEMs, and a broad base of companies in different industrial sectors.

     The Company currently produces equipment for telemetering data from remote sources, which is used by major airlines and helicopter fleets to record in-flight performance and maintenance data on their aircraft. Voice, data and facsimile transmission equipment is also provided for business and commuter aircraft.

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

     The Company produces equipment for geophysical exploration and analysis for oil and gas exploration surveys and the measurement of seismic earth motion. It is a leader in the production of a family of hydrophones based on piezoelectric ceramics. For over a half century, precise seismometers developed and manufactured by the Company have been used for detecting natural and man-made earth motion. Today, smaller, more sensitive instruments and microprocessor-based, portable systems are designed to quickly extract and analyze seismic information.

     Controlled Explosive Devices. Controlled explosive devices are designed, manufactured, and sold for defense-related, aerospace and commercial purposes. These devices are used in a wide range of pilot ejection systems, aircraft separation, and other similar aerospace-related systems. Commercially, the devices are used in vehicle airbags and petroleum industry drilling systems, among other uses.

     Electronic Components and Subsystems. A wide range of electronic chips, components and subsystems is designed, manufactured, and sold worldwide for a variety of communications, aerospace, defense-related, medical, industrial, and consumer applications.

     The Company's hybrid microcircuits are used in a variety of military, space, industrial, and medical applications. These compact and complex electronic building blocks combine multiple transistors and integrated circuits in multi-chip modules where small packaging sizes, reliability, and light weight are of paramount importance.

     Allegheny Teledyne's high power traveling wave tubes are used to transmit thousands of telephone conversations or a dozen television channels around the world simultaneously via satellite networks. Similar types of traveling wave tubes are used in airborne and ground-based electronic countermeasure equipment.

     In the microwave industry, Allegheny Teledyne is a leading supplier of filters, switching devices, oscillators and integrated subsystems for wireless equipment. Monolithic microwave provide power amplification for satellite communication systems and wireless local area networks.

     Other components include operational amplifiers, digital-analog converters, miniature relays, hybrid switching devices, connectors, flexible printed-circuit interconnections, switches, terminals, and a line of aircraft, tank and truck batteries.

INDUSTRIAL SEGMENT

     Companies in Allegheny Teledyne's industrial segment include Teledyne Metalworking Products, Teledyne Fluid Systems, Teledyne Specialty Equipment, Casting Service, Portland Forge and Green River Steel Corporation. These companies offer a variety of products including the following:

     Cutting Tools and Tungsten Products. For the metalworking, mining and other industries requiring tools with extra hardness, Allegheny Teledyne produces a line of sintered tungsten carbide products, made under heat, to produce a material that approaches diamond hardness. Cemented carbide products, which may be coated or uncoated, are used as super-hard cutters in the high-speed machining and cutting of steel and other applications where hardness and wear resistance are important. Technical developments related to ceramics, coatings, and other disciplines are incorporated in these products. In December 1995, the Company acquired the

Stellram Group, manufacturers of high precision threading, milling, boring, and drilling systems for the European market.

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

     Transportable Material Handlers. Allegheny Teledyne designs and manufactures, through domestic and foreign operations, a series of specialty forklifts that can ride as outriggers on delivery trucks. They are designed to save valuable cargo space, and their design and stability make them an asset at rough construction sites where positioning of the delivered product is extremely important.

     Mining and Construction Equipment. Rugged, high-performance mining and construction equipment such as hydraulic breakers, boom systems and underground mobile equipment, are designed and manufactured for the construction, quarry, and mining industries.

     Forgings and Castings. Allegheny Teledyne also processes metals by casting and forging the metals into finished forms that are used in a diverse number of industries. With the latest screw-type forging presses, the Company is a major U.S. producer of carbon and alloy steel forgings in sizes ranging from one pound to more than 200 pounds. In addition to supplying the transportation, construction, and other basic industries, the Company has the ability to forge the more difficult alloys, which are used in aerospace, medical implants, and other critical applications.

     Allegheny Teledyne also casts a variety of metals into forms ranging from diesel locomotive engine blocks to housings and parts for power generation equipment, tools, and automobiles.

CONSUMER SEGMENT

     Companies in Allegheny Teledyne's consumer segment include Teledyne Water Pik and Teledyne Laars. These companies manufacture a number of specialty products including the following:

     Oral Health Products. A wide range of consumer and professional oral health products and devices are designed, manufactured, and sold primarily through retail and professional dental networks. These products include a high-speed sonic plaque control toothbrush, a mechanical toothbrush model, and oral irrigation devices that are sold under the brand name of Teledyne Water Pik. The Company also produces apparatus and products used in professional dental practices.

     Shower Heads. Also marketed under the Teledyne Water Pik brand name are pulsating shower heads in a wide range of models including the new Flexible Shower Massage product. The Company designs, manufactures and sells these products through domestic and foreign mass merchandise and specialty retail outlets.

     Residential Water Filtration. A wide range of residential water filtration devices is designed, manufactured, and sold to domestic and foreign consumers primarily through mass merchandise and specialty retail outlets. The Instapure(R) line includes faucet-mounted, under-the-counter, and whole house water filters for improving the quality of water used in the home. The Waterfresh(R) pour through water filter for home water filtration is designed to remove up to 99% of the chlorine, sediment, bad taste, and odor from residential water, employing a filter which is made up of 100% natural ingredients and is biodegradable. The Company's water filtration product line can be adapted for many water delivery systems throughout the world.

     Pool Equipment and Heating Systems. The Company manufactures under the Teledyne Laars brand name a variety of heating systems for residential and commercial swimming pools and spas. The Hi-E(R) line of swimming pool heaters is designed to be up to 97% efficient and to produce low emissions. The Company also produces a broad line of water heating equipment that provides hot water and heating for commercial, residential, and industrial applications. In 1996, the Company acquired Jandy Industries, Inc., a United States producer of water flow control valves and electronic control systems for the swimming pool and spa industry. In 1998, the Company has begun offering fiber optic lighting to the pool and spa industry under an agreement with Lumenyte International Corporation.

COMPETITION

     Markets for the Company's products and services in each of its principal business segments are highly competitive. The Company competes with many manufacturers which, depending on the product involved, range from large diversified enterprises to smaller companies specializing in particular products. Factors that effect the Company's competitive posture are the quality of its products, services and delivery capabilities, its research and development efforts, its marketing strategies, and price.

     Through its specialty metals segment, the Company is a leading producer of specialty steel. Companies in this segment face active competition from domestic competitors and from foreign competitors, a number of which are government subsidized. Sales for Allegheny Ludlum and Rodney Metals, which consisted primarily of flat rolled products, declined 6% in 1997, even though tons shipped increased 1% in 1997. Sales declined due to continued European and Asian pricing pressure and increased imports in the U.S. markets for commodity stainless steel products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Results of Operations - Specialty Metals - 1997 Compared to 1996" on page 23 of the Annual Report.

     Companies in Allegheny Teledyne's aerospace and electronics segment obtain many U.S. Government contracts through the process of competitive bidding. There can be no assurance that the Company will continue to be successful in having its bids accepted.

RAW MATERIALS AND SUPPLIES

     Substantially all parts and materials required in the manufacture of the Company's products are available from more than one supplier and the sources and availability of raw materials essential to its businesses are adequate.

     The principal materials used by the Company in the production of its specialty steel are scrap (including nickel-, chromium-, and molybdenum-bearing scrap), nickel and nickel alloys, ferrochromium, ferrosilicon, molybdenum and molybdenum alloys, manganese and manganese alloys, and other alloying materials. Certain of these raw materials, such as ferrochromium and nickel, can be acquired by the Company and its specialty steel industry competitors, in large part, only from foreign sources. The Company purchases its nickel requirements principally from producers in Australia, Canada, Norway, the Commonwealth of Independent States, the Dominican Republic, and the U.S. Ferrochromium is purchased primarily from producers in South Africa, Zimbabwe, Turkey, and the Commonwealth of Independent States. Some of these foreign sources are located in countries that may be subject to unstable political and economic conditions, which might disrupt supplies or affect the price of these materials. More than 80% of the world's reserves of ferrochromium are located in South Africa, Zimbabwe, Albania, and Kazakhstan. The Company's specialty metals businesses also use large amounts of electricity and natural gas in the manufacture of their products. See "Forward Looking and Other Statements--Raw Materials for Specialty Metals."

GOVERNMENT CONTRACTS

     For the year ended December 31, 1997, approximately 14% of the Company's revenues were attributable to sales under contracts with the U.S. Government. Sales to the Department of Defense accounted for approximately 9% of total sales in 1997. Sales by the Company to the U.S. Government included sales by the specialty metals segment of $47.0 million in 1997, $66.9 million in 1996, and $37.3 million in 1995, sales by the aerospace and electronics segment of $428.1 million in 1997, $543.1 million in 1996, and $485.5 million in 1995, and sales by the industrial and consumer segments of $2.1 million in 1997, $2.3 million in 1996, and $3.5 million in 1995. Many of the Company's contracts with the U.S. Government include price redetermination clauses, and most are terminable at the convenience of the government.

     See the discussion of related matters herein under the caption "Forward Looking and Other Statements--Government Contracts" and in Item 3. Legal Proceedings. Additional related information is presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Other Matters--Government Contracts" on pages 27 to 28 of the 1997 Annual Report and in Notes 11 and 14 of Notes to Consolidated Financial Statements on pages 44 to 45 and 48 to 49 of the 1997 Annual Report.

EXPORT SALES AND FOREIGN OPERATIONS

     Foreign sales represented approximately 17% of the Company's total sales in 1997 and 1996 and 15% of total sales in 1995. These figures include export sales by U.S. operations to customers in foreign countries, which accounted for approximately 13%, 12% and 13% of the Company's total sales in 1997, 1996 and 1995, respectively. See "Forward Looking and Other Statements--Export Sales." The Company's overseas sales, marketing and distribution efforts are aided by 12 international marketing offices in Europe, Asia, South America, and the Middle East.

     During the fiscal years 1997, 1996, and 1995, the Company and its subsidiaries did not engage in material manufacturing operations in foreign countries. However, recent initiatives by the Company, including those discussed below, will continue to expand the Company's presence internationally.

     In February 1998, Allegheny Teledyne acquired United Kingdom manufacturing capability for high integrity vacuum melted and remelted steel and nickel alloys, forging capacity, and high technology testing services for the steel and related metals manufacturing industry by purchasing Special Melted Products Limited and other assets of the aerospace division of Sheffield Forgemasters Limited. This acquisition also is expected to benefit sales and distribution of nickel-based alloys and titanium in Europe.

     In February 1996, Allegheny Ludlum established a joint venture company in the People's Republic of China with Shanghai No. 10 Steel Limited Company for the production and sale of precision rolled stainless steel strip. Allegheny Ludlum, which owns 60% of the joint venture company, will provide technology and engineering, technical, and management services. The joint venture is known as Shanghai STAL Precision Stainless Steel Limited Company. The new plant, currently under construction in Shanghai, will produce and sell up to 15,000 metric tonnes of the Company's Precision Rolled Strip(R) products. Completion of the plant is anticipated in 1998. This venture should enable both Allegheny Ludlum and Rodney Metals to participate more effectively in the Asian market.

     In December 1995, the Company completed the acquisition of the Stellram Group, based in Europe. With facilities in the United Kingdom, Germany, France and Switzerland, the Stellram Group is a leader in highly engineered tooling for milling, boring, threading, and drilling, and has enhanced the position of Teledyne Metalworking Products in the global cutting tools market.

BACKLOG, SEASONALITY AND CYCLICALITY

     The Company's backlog of confirmed orders was approximately $1.3 billion at December 31, 1997 and $1.2 billion at December 31, 1996. During the year ending December 31, 1998, it is anticipated that approximately 97% of confirmed orders on hand at December 31, 1997 will be filled. Backlog of confirmed orders of the specialty metals segment was $631.9 million at December 31, 1997 and $578.0 million at December 31, 1996. During the year ending December 31, 1998, it is anticipated that approximately 99 % of the confirmed orders on hand at December 31, 1997 for this segment will be filled. Backlog of confirmed orders of the aerospace and electronics segment was $523.8 million at December 31, 1997 and $453.4 million at December 31, 1996. During the year ending December 31, 1998, it is anticipated that approximately 92% of the confirmed orders on hand at December 31, 1997 for this segment will be filled.

     Generally, sales and operations of the Company's business segments are not seasonal. However, demand for products of the Company's specialty metals businesses is cyclical over longer periods because specialty metals customers operate in cyclical industries and are subject to changes in general economic conditions. See "Forward Looking and Other Statements--Demand for Specialty Metals."

RESEARCH, DEVELOPMENT AND TECHNICAL SERVICES

     Management of the Company believes that the Company's research and development capabilities give it an edge in developing new products with profitable growth potential on a long-term basis. Research and development is conducted by the Company at its various operating locations both for its own account and for customers on a contract basis. Estimates of the components of research and development, including bid and proposal costs, for the years ended December 31, 1997, 1996, and 1995 included the following:

(In millions)                                                       1997              1996             1995
                                                                    ----              ----             ----
Customer-Sponsored:
     Specialty metals segment                                    $  2.5             $  3.8           $  3.7
     Aerospace and electronics segment                            183.9              295.4            204.2
     Other                                                           --                3.9             26.0
                                                                 ------             ------           ------
                                                                  186.4              303.1            233.9
                                                                 ------             ------           ------

Company-Sponsored:
     Specialty metals segment                                      14.7               16.8             20.4
     Aerospace and electronics segment                             31.0               35.4             30.0
     Other                                                         14.6               14.0             16.1
                                                                 ------             ------           ------
                                                                   60.3               66.2             66.5
                                                                 ------             ------           ------

         Total Research and Development                          $246.7             $369.3           $300.4
                                                                 ======             ======           ======


     Ongoing research and development efforts in the aerospace and electronics segment include the following: Teledyne Ryan Aeronautical's development of the Global Hawk for the U.S. Department of Defense; Ryan's development of a new low-cost miniature air launched decoy UAV for the Department of Defense; and Teledyne Brown Engineering's work, in a joint venture, to determine the commercial feasibility of a new technology for safely destroying chemical weapons without incineration. In addition, Teledyne Continental Motors is leading an industry team to develop a new piston-driven engine for small aircraft.

     With respect to the specialty metals segment, the Company's research, development and technical service activities are closely interrelated and are directed toward cost reduction, process improvement, process control, quality assurance and control, system development, the development of new manufacturing methods, the improvement of existing manufacturing methods, the improvement of existing products, and the development of new products.

     The Company owns over 500 United States patents, many of which are also filed under the patent laws of other nations. Although these patents, as well as the Company's numerous trademarks, technical information license agreements, and other intellectual property, have been and are expected to be of value, management believes that the loss of any single such item or technically related group of such items would not materially affect the conduct of its business.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

     The Company is (and the industries in which it competes are) subject to environmental laws and regulations concerning emissions to the air, discharges to waterways, and the generation, handling, storage, transportation, treatment and disposal of waste materials, and is also subject to other federal and state laws and regulations regarding health and safety matters. Each of the Company's production facilities has permits and licenses allowing and regulating air emissions and water discharges. The Company believes its businesses are being operated in compliance in all material respects with applicable environmental laws and regulations.

     The Company is currently involved in the investigation and remediation of a number of sites under the environmental laws, including approximately 35 sites at which the Company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, or similar state statutes. The Company's involvement is very limited or de minimis at approximately 10 of these sites, and the potential loss exposure with respect to any of the 35 individual sites is not considered to be material.

     During 1998, the Company expects to spend approximately $8.4 million for additional or upgraded environmental control equipment and facilities. The Company, like many manufacturers, would be required to expend significant additional funds to meet stringent air emission limits if the U.S. Environmental Protection Agency's proposed revisions to the National Ambient Air Quality Standards for Ozone and Particulate Matter are adopted. The proposed standards could increase the cost and the difficulty of obtaining operating permits for new operations or major modifications to existing operations.

     See the discussion of related matters herein under the caption "Forward Looking and Other Statements--Environmental Matters" and in Item 3. Legal Proceedings. Additional related information is presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Other Matters--Environmental" on page 27 of the 1997 Annual Report and in Notes 1 and 14 of Notes to Consolidated Financial Statements on pages 35 to 36 and 48 of the 1997 Annual Report.

EMPLOYEES

     The Company and its subsidiaries employ approximately 22,000 persons, 9,000 of whom are employed at companies in the specialty metals segment. Approximately 24% of the Company's workforce is covered by various union contracts, certain of which are described below.

     In February 1998, the United Steelworkers of America ("USWA") ratified a three-year collective bargaining agreement covering substantially all of Allegheny Ludlum's 3,300 production and maintenance employees. The new agreement extends through June 30, 2001. Approximately 400 employees at Allegheny Ludlum's Washington Plant are covered by a separate labor contract with the USWA which is effective through September 30, 1999. In addition, approximately 700 Wah Chang employees are covered by a labor contract with the USWA which is effective through October 10, 2000.

CORPORATE OFFICERS OF THE REGISTRANT

         Corporate officers of the Company as of March 16, 1998 are as follows:

NAME                                     AGE         TITLE
Richard P. Simmons                        66         Chairman, President and Chief Executive Officer*
Robert P. Bozzone                         64         Vice Chairman*
Arthur H. Aronson                         62         Executive Vice President*
James L. Murdy                            59         Executive Vice President, Finance and Administration and Chief
                                                     Financial Officer*
Judd R. Cool                              62         Senior Vice President, Human Relations
Robert Mehrabian                          56         Senior Vice President*
Jon D. Walton                             55         Senior Vice President, General Counsel & Secretary*
David F. Lewis                            49         Vice President and Executive Assistant to the Chief Executive Officer
Dale G. Reid                              42         Vice President-Controller and Chief Accounting Officer*
Robert S. Park                            53         Vice President-Treasurer
Gary R. Stechmesser                       54         Vice President, Corporate Communications and Investor Relations


     Set forth below are descriptions of the business background for the past five years of the corporate officers of the Company.

     Richard P. Simmons has been Chairman of the Board of the Company since August 1996 and President and Chief Executive Officer since February 1997. Previously, he was Chairman of the Board of Allegheny Ludlum, having begun his service on that Board in 1980. He also served as Chief Executive Officer of Allegheny Ludlum until 1990.

-----------

*Such officers are subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended.

     Robert P. Bozzone has been Vice Chairman of the Board of the Company since August 1996. He has served as Vice Chairman of Allegheny Ludlum beginning in August 1994, and previously was President and Chief Executive Officer of Allegheny Ludlum.

     Arthur H. Aronson has been Executive Vice President of the Company since August 1996 and is responsible for the Company's specialty metals businesses. He also serves as a director of the Company. He was President of Allegheny Ludlum from August 1994 to January 1998 and has served as a director of Allegheny Ludlum since 1990. Mr. Aronson was the Chief Executive Officer of Allegheny Ludlum from August 1994 to August 1996. Previously, he served as Executive Vice President and Chief Operating Officer of Allegheny Ludlum.

     James L. Murdy has been Chief Financial Officer and a Vice President of the Company since August 1996 and Executive Vice President, Finance and Administration since December 1996. Mr. Murdy previously served as the Senior Vice President-Finance and Chief Financial Officer of Allegheny Ludlum.

     Judd R. Cool has been Senior Vice President, Human Resources since September 1997. Prior to joining the Company, Mr. Cool served as Vice President for Human Resources for Inland Steel Industries.

     Robert Mehrabian has been Senior Vice President of the Company since August 1997 and is responsible for the Company's aerospace and electronics businesses. He also serves as a director of the Company. Prior to joining the Company, Dr. Mehrabian served as the President of Carnegie Mellon University from 1990 to July 1997.

     Jon D. Walton has been Senior Vice President, General Counsel and Secretary of the Company since August 1997 and served as Vice President, General Counsel and Secretary of the Company from August 1996 to August 1997, having previously served in the same capacity as an officer of Allegheny Ludlum.

     David F. Lewis has been Vice President and Executive Assistant to the Chairman since August 1997. He previously had served as President of Teledyne Specialty Equipment since August 1996. Prior to joining Teledyne Specialty Equipment, Mr. Lewis was general manager of television and digital manufacturing in the Americas for Thomson Consumer Electronics.

     Dale G. Reid has served as a Vice President of the Company since May 1997 and Controller since August 1996. Mr. Reid previously served as Chief Accounting Officer and Controller of Teledyne.

     Robert S. Park has served as Vice President-Treasurer of the Company since August 1996. From May 1994 to August 1996, Mr. Park served as Vice President-Treasurer of Allegheny Ludlum. Previously, he served as Treasurer of Allegheny Ludlum.

     Gary R. Stechmesser has served as Vice President, Corporate Communications and Investor Relations since December 1996. Previously, he served as Vice President, Corporate Relations for Thomas & Betts Corporation. Prior to joining Thomas & Betts, he was Assistant Vice President, Industry and Government Affairs for AT&T Global Information Solutions.

FORWARD LOOKING AND OTHER STATEMENTS

     This Report on Form 10-K and the 1997 Annual Report contain various "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which represent the Company's expectations or beliefs concerning various future events, include the following: statements concerning anticipated effects of the potential acquisition of Oregon Metallurgical Corporation, the acquisition of the aerospace division of Sheffield Forgemasters, the agreements with Bethlehem Steel Corporation and the acquisition of Aerotronics Controls, Inc. on earnings, cost savings and operations of the Company; net cash flow; aviation and aerospace industry trends; certain expected capital expenditures; computer software modification and replacement; the outcome of any government inquiries, litigation or other proceedings related to government contracts or other matters; and future environmental costs. These statements are based on current expectations that involve a number of risks and uncertainties, including the following:

     Demand for Specialty Metals. Demand for products of the Company's specialty metals businesses, which accounted for a significant portion of the Company's 1997 total sales and its 1997 total income, is cyclical because the industries in which customers of such businesses operate are cyclical and are subject to changes in general economic conditions, including decreases in the rate of consumption or use of their products due to economic recessions or due to increases in use or decreases in price of other materials which may be used in lieu of the materials they produce, national and international overcapacity, fluctuations in the value of the U.S. dollar against other currencies, and levels of lower priced imports, which affect market demand for specialty materials. From time to time, these industries have experienced significant downturns. Significant downturns in the domestic economy are believed to have adversely affected the results of operations of Allegheny Ludlum, Teledyne and OREMET from time to time during their respective histories. As a result, the Company's operating results could be subject to significant fluctuation.

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

     Acquisition and Disposition Strategy. The Company intends to continue to strategically position its businesses in order to improve its competitive posture by seeking specialty niches, expanding its global presence, acquiring businesses complementary to existing strengths and continually evaluating the performance and strategic fit of existing businesses. Accordingly, the Company regularly considers acquisition and business combination opportunities as well as possible business dispositions, and its management from time to time holds discussions with management of other companies to explore such opportunities and possible dispositions. As a result, the businesses comprising the Company are subject to change.

     Uncertainties Relating to Synergies. There can be no assurance that the Company will be able to realize, or do so within any particular time frame, the cost reductions, cash-flow increases or other synergies expected to result from acquisitions and other transactions in which the Company has made or may make or generate additional revenue to offset any unanticipated inability to realize such expected synergies. Realization of the anticipated benefits of acquisitions and other transactions could take longer than expected and implementation difficulties and market factors could alter the anticipated benefits.

ITEM 2. PROPERTIES

     The Company's principal domestic facilities as of December 31, 1997 are listed below by segment. Of those facilities listed below which are owned, three are subject to mortgages or similar encumbrances securing borrowings under certain industrial development authority financings. See Note 4 of the Notes to Consolidated Financial Statements beginning on page 37 of the 1997 Annual Report. Although the facilities vary in terms of age and condition, management believes that these facilities have generally been well maintained.

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

   West Leechburg Works              Manufacturing of stainless steel and specialty          1,415,000 (owned)
   West Leechburg and                metals strip and sheet, silicon electrical steel
   Bagdad, PA                        strip and sheet, and other specialty steel strip
                                     and sheet.

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

   New Castle Plant                  Manufacturing of stainless steel sheet.                  178,000 (owned)
   New Castle, IN

Allvac
   Monroe, NC                        Production of nickel and titanium products, tool         640,000 (owned)
                                     and high speed steel, and other specialty steel
                                     long products.

   Latrobe, PA                       Production of nickel and titanium products, tool         468,000 (owned)
                                     and high speed steel, and other specialty steel
                                     long products.

   Richburg, SC                      Production of nickel and titanium products, tool         221,000 (leased)
                                     and high speed steel, and other specialty steel
                                     long products.

                                                                                               SQUARE FOOTAGE
FACILITY LOCATION                    PRINCIPAL USE                                             (OWNED/LEASED)
-----------------                    -------------                                             --------------
   South Boston, VA                  Production of nickel and titanium products, tool         116,000 (leased)
                                     and high speed steel, and other specialty steel
                                     long products.
Rodney Metals
   New Bedford, MA                   Manufacturing of stainless steel precision rolled        250,000 (leased)
                                     and coated thin sheet strip and foil, custom
                                     roll-formed and stretch-formed shapes.

Dynamic Metals
   Koppel, PA                        Manufacturing of specialty welded, seamless, and         151,000 (owned)
                                     fabricated tubing.

Wah Chang
   Albany, OR                        Production of zirconium, halfnium, niobium,             1,215,000 (owned)
                                     titanium, and tantalum.

AEROSPACE & ELECTRONICS
Teledyne Brown Engineering
   Huntsville, AL                    Provision of engineered services and products,           475,000 (owned)
                                     including systems engineering, optical                   123,000 (leased)
                                     engineering, software and hardware engineering,          31,000 (leased)
                                     and instrumentation technology.                          25,000 (leased)

   Grove Hill, AL                    Provision of engineered services and products,           208,000 (owned)
                                     including systems engineering, optical
                                     engineering, software and hardware engineering,
                                     and instrumentation technology.

Teledyne Continental Motors
   Mobile, AL                        Design, development, and production of new and           993,000 (leased)
                                     rebuilt piston engines, ignition systems, and            536,000 (leased)
                                     spare parts for general aviation market.

   Redlands, CA                      Manufacturing of batteries for the general                91,000 (owned)
                                     aviation market.

Teledyne Electronic Technologies
   Los Angeles, CA
                                     Development and production of electronic                 141,000 (leased)
                                     components and subsystems.                                83,000 (owned)

   Los Angeles, CA                   Production of digital data acquisition systems           154,000 (leased)
                                     for monitoring commercial aircraft and engines.

   Lewisburg, TN                     Development and production of electronic                 153,000 (owned)
                                     components and subsystems.

   Mt. View, CA                      Production of ferrite components, switching              100,000 (owned)
                                     devices, filters, and monolithic microwave
                                     integrated circuits.

Teledyne Ryan Aeronautical
   San Diego, CA                     Production of unmanned aerial vehicles,                 1,100,000 (leased)
                                     airframes, and high-performance aerial target
                                     systems.

                                                                                               SQUARE FOOTAGE
FACILITY LOCATION                    PRINCIPAL USE                                             (OWNED/LEASED)
-----------------                    -------------                                             --------------
   Toledo, OH                        Design, development, and production of small             351,000 (leased)
                                     turbine engines for aerospace and automotive
                                     markets.

   Hollister, CA                     Manufacturing of controlled explosive devices.           221,000 (owned)

Cast Products and Picco
   Pomona, CA Manufacturing of aluminum and magnesium castings 231,000 (owned) for air frames, turbine engines and missiles.


INDUSTRIAL
Teledyne Metalworking Products
   Waynesboro, PA                    Production of thread-cutting and roll forming            386,000 (owned)
                                     equipment and perishable tools.

   Huntsville, AL                    Production of molybdenum, tungsten, and tungsten         293,000 (owned)
                                     carbide powders and milled products.

   Nashville, TN                     Production of tungsten carbide and cutting tools.        134,000 (owned)

Teledyne Fluid Systems
   Brecksville, OH                   Manufacturing of nitrogen cylinder systems and           138,000 (owned)
                                     industrial and pressure release valves.

Teledyne Specialty Equipment
   Canal Winchester, OH              Manufacturing of transportable material handlers.         41,000 (owned)

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

   Lebanon, KY                       Manufacturing of carbon and alloy steel forgings.        100,000 (owned)

CONSUMER
Teledyne Laars
   Moorpark, CA                      Manufacturing of pool heaters, pool filtration,          200,000 (owned)
                                     and spa control equipment.

   Rochester, NH                     Manufacturing of heating elements.                        80,000 (owned)

Teledyne Water Pik
   Fort Collins, CO                  Manufacturing of shower heads, water filtration          243,000 (owned)
                                     products, and oral health products.

   Loveland, CO                      Manufacturing of shower heads, water filtration          134,000 (owned)
                                     products, and oral health products.

     The Company also owns or leases facilities in a number of foreign countries, including Canada, the United Kingdom, Germany, France, The Netherlands, Switzerland, Sweden, Mexico and Taiwan. In connection with the Company's February 1998 acquisition of Special Melted Products Limited, the Company acquired facilities aggregating 625,000 square feet for melt and remelt, machining and bar mill operations, laboratories and offices located on a 25 acre site in Sheffield, England. The related acquisition of Jessop Saville Limited includes a 40,000 square foot leased facility for computer numerically controlled milling and machine operations.

     Many of the Company's manufacturing facilities operated at or near their productive capacities during 1997. With respect to the specialty metals segment, Allegheny Ludlum's Brackenridge primary melting and continuous slab casting facilities have operated at high levels for the past five years. Allegheny Ludlum's stainless steel finishing plants have operated at approximately 85% to 95% of capacity for the past five years. The Company's plants that primarily produce silicon electrical steels have operated at approximately 50% to 90% of capacity since 1980 and are currently operating at a rate of approximately 70%.

     The Company's executive offices, located at PPG Place in Pittsburgh, Pennsylvania, and its West Coast Regional offices, located at Century Park in Los Angeles, California, are leased from third parties. These facilities are modern and sufficient for the Company to carry on its activities.

ITEM 3. LEGAL PROCEEDINGS

     The Company becomes involved from time to time in various lawsuits, claims and proceedings relating to the conduct of its business, including those pertaining to environmental, government contracting, product liability, patent infringement, commercial, employment, taxes, employee benefits, and stockholder matters.

     In June 1995, the U.S. Department of Justice commenced an action against Allegheny Ludlum in the United States District Court for the Western District of Pennsylvania, alleging multiple violations of the federal Clean Water Act . The complaint seeks injunctive relief and assessment of penalties of up to $25,000 per day of violation. Also, in January 1997, the U.S. EPA filed suit in the United States District Court for the Western District of Pennsylvania against Allegheny Ludlum alleging failure to comply with a unilateral administrative order ("UAO") issued in May 1996. The complaint asks for injunctive relief and assessment of penalties of up to $25,000 per day of violation. The UAO seeks physical control of a portion of Allegheny Ludlum's Natrona plant for at least 30 years for a treatment facility to be built by another company in conjunction with that company's remediation of a nearby Superfund site. The Company is challenging the UAO and has filed a declaratory judgment action to protect its rights.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     Information required by this item is incorporated by reference from Note 17 of the Notes to Consolidated Financial Statements on page 53 of the 1997 Annual Report and from "Common Stock Price" on page 54 of the 1997 Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

     Information required by this item is incorporated by reference from "Selected Financial Data" on pages 56 and 57 of the 1997 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     Information required by this item is incorporated by reference from "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 21 to 29 of the 1997 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and Notes to Consolidated Financial Statements listed in Item 14(a)(1) are incorporated by reference from pages 30 to 53 of the 1997 Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     In addition to the information set forth under the caption "Corporate Officers of the Registrant" in Part I of this report, the information concerning the directors of the Company required by this item is incorporated by reference from "Election of Directors" as set forth in the 1998 Proxy Statement filed by the Registrant pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this item is incorporated by reference from "Information About the Board of Directors - Compensation of Directors," "Executive Compensation," and "Cumulative Total Stockholder Return," as set forth in the 1998 Proxy Statement filed by the Registrant pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated by reference from "Security Ownership" as set forth in the 1998 Proxy Statement filed by the Registrant pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated by reference from "Certain Transactions" as set forth in the 1998 Proxy Statement filed by the Registrant pursuant to Regulation 14A.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

     (1) FINANCIAL STATEMENTS

     The following consolidated financial statements included on pages 30 to 53 of the 1997 Annual Report are incorporated by reference:

     Consolidated Statements of Income - Years Ended December 31, 1997,
       1996 and 1995

     Consolidated Balance Sheets at December 31, 1997 and 1996

     Consolidated Statements of Cash Flows - Years Ended December 31, 1997,
       1996 and 1995

     Consolidated Statements of Stockholders' Equity - Years Ended December 31,
       1997, 1996 and 1995

     Report of Ernst & Young LLP, Independent Auditors

     Notes to Consolidated Financial Statements

     The report of Arthur Andersen LLP relating to the consolidated statements of operations, shareholders' equity, and cash flows of Teledyne, Inc. for the year ended December 31, 1995 is filed herewith as Exhibit 99.1.

     (2) FINANCIAL STATEMENT SCHEDULES

     All schedules set forth in the applicable accounting regulations of the Commission either are not required under the related instructions or are not applicable and, therefore, have been omitted.

     (3) EXHIBITS

     A list of exhibits included in this Report or incorporated by reference is found in the Exhibit Index beginning on page 29 of this Report and incorporated by reference.

(B) REPORTS ON FORM 8-K FILED IN THE FOURTH QUARTER OF 1997:

     Current Reports on Form 8-K were filed by the Company on November 3, 1997 (with respect to a press release concerning Registrant's agreement to acquire Oregon Metallurgical Corporation) and December 23, 1997 (with respect to a press release concerning Registrant's proposal to acquire Lukens Inc.).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ALLEGHENY TELEDYNE INCORPORATED



Date:  March 23, 1998                  By        /s/ RICHARD P. SIMMONS
                                          ------------------------------------
                                                   Richard P. Simmons
                                          Chairman of the Board, President and
                                                 Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the 23rd day of March 1998.

             /s/ RICHARD P. SIMMONS                                             /s/ JAMES L. MURDY
-------------------------------------------------              ------------------------------------------------------
               Richard P. Simmons                                                 James L. Murdy
   Chairman of the Board, President and Chief                  Executive Vice President, Finance and Administration
   Executive Officer and Director (Principal                     and Chief Financial Officer (Principal Financial
               Executive Officer)                                                    Officer)

             /s/ ARTHUR H. ARONSON                                               /s/ DALE G. REID
-------------------------------------------------              ------------------------------------------------------
               Arthur H. Aronson                                                   Dale G. Reid
     Executive Vice President and Director                                 Vice President-Controller and
                                                                             Chief Accounting Officer
                                                                          (Principal Accounting Officer)

             /s/ ROBERT P. BOZZONE                                            /s/ PAUL S. BRENTLINGER
-------------------------------------------------              ------------------------------------------------------
               Robert P. Bozzone                                                Paul S. Brentlinger
    Vice Chairman of the Board and Director                                          Director

              /s/ FRANK V. CAHOUET                                              /s/ DIANE C. CREEL
-------------------------------------------------              ------------------------------------------------------
                Frank V. Cahouet                                                  Diane C. Creel
                    Director                                                         Director

             /s/ C. FRED FETTEROLF                                            /s/ W. CRAIG McCLELLAND
-------------------------------------------------              ------------------------------------------------------
               C. Fred Fetterolf                                                W. Craig McClelland
                    Director                                                         Director

              /s/ ROBERT MEHRABIAN                                             /s/ WILLIAM G. OUCHI
-------------------------------------------------              ------------------------------------------------------
                Robert Mehrabian                                                 William G. Ouchi
                    Director                                                         Director

          /s/ CHARLES J. QUEENAN, JR.                                          /s/ GEORGE A. ROBERTS
-------------------------------------------------              ------------------------------------------------------
            Charles J. Queenan, Jr.                                              George A. Roberts
                    Director                                                         Director

               /s/ JAMES E. ROHR                                                 /s/ FAYEZ SAROFIM
-------------------------------------------------              ------------------------------------------------------
                 James E. Rohr                                                     Fayez Sarofim
                    Director                                                         Director

                                  EXHIBIT INDEX

 EXHIBIT
   NO.                                  DESCRIPTION
---------                               -----------
3.1       Restated Certificate of Incorporation of Allegheny Teledyne Incorporated
          (incorporated by reference from Exhibit 3.1 to the Registrant's
          Registration Statement on Form S-4 (No. 333-8235), appears as Annex A to Appendix A of the Joint Proxy Statement/Prospectus forming part of the Registration Statement filed July 17, 1996).

3.2       Amended and Restated Bylaws of Allegheny Teledyne Incorporated
          (incorporated by reference from Exhibit 3.1 to the Registration
          Statement on Form S-4 (No. 333-8235), appears as Annex B to Appendix A of the Joint Proxy Statement/Prospectus forming part of the Registration Statement filed July 17, 1996).

4.1 Credit Agreement dated as of August 30, 1996 (incorporated by reference from Exhibit 10 to Form 10-Q for the quarter ended
          September 30, 1996 (File No. 1-12001)) and Assignment and Assumption
          Agreements dated as of August 22, 1997 and First Amendment to Credit
          Agreement dated as of August 31, 1997 relating to Credit Agreement dated as of August 30, 1996 (incorporated by reference from Exhibit 4 to Registrant's Form 10-Q for the quarter ended September 30, 1997
          (File No. 1-12001)).

4.2       Indenture dated as of December 15, 1995 between Allegheny Ludlum
          Corporation and The Chase Manhattan Bank (National Association), as trustee (relating to Allegheny Ludlum Corporation's 6.95% Debentures due 2025) (incorporated by reference from Exhibit 4(a) to Allegheny
          Ludlum Corporation's Form 10-K for the year ended December 31, 1995
          (File No. 1-9498)), and First Supplemental Indenture by and among
          Allegheny Teledyne Incorporated, Allegheny Ludlum Corporation and The
          Chase Manhattan Bank (National Association), as Trustee, dated as of
          August 15, 1996 (incorporated by reference from Exhibit 4.1 to
          Registrant's Current Report on From 8-K dated August 15, 1996 (File
          No. 1-12001)).

4.3       Rights Agreement dated March 12, 1998, including Certificate of
          Designation for Series A Junior Participating Preferred Stock as filed with the State of Delaware on March 13, 1998 (incorporated by reference from Exhibit 1 to the Registrant's Current Report on Form
          8-K dated March 12, 1998 (File No. 1-12001)).

10.1      Allegheny Teledyne Incorporated 1996 Incentive Plan, as amended as of
          December 31, 1997. (1),(2)

10.2      Allegheny Teledyne Incorporated Stock Acquisition and Retention
          Program effective January 1, 1997 (incorporated by reference from
          Exhibit 10.2 to the Registrant's Form 10-K for the year ended December
          31, 1996 (File No. 1-12001)). (1)

10.3      Allegheny Teledyne Incorporated Stock Acquisition and Retention
          Program effective January 1, 1998. (1),(2)

10.4      Allegheny Teledyne Incorporated 1996 Non-Employee Director Stock
          Compensation Plan, as amended and restated effective as of December
          31, 1997. (1),(2)

10.5      Allegheny Teledyne Incorporated Fee Continuation Plan for Non-Employee
          Directors (incorporated by reference from Exhibit 10.4 to Registrant's
          Form 10-K for the year ended December 31, 1996 (File No. 1-12001)). (1)

10.7      Supplemental Pension Plan for Certain Key Employees of Allegheny
          Teledyne and its subsidiaries (formerly known as the Allegheny Ludlum
          Corporation Key Man Salary Continuation Plan). (1),2

10.8      Allegheny Teledyne Incorporated Benefit Restoration Plan formerly known as the Allegheny Ludlum Corporation Benefit Restoration Plan
          (incorporated by reference from Exhibit 10(e) to Allegheny Ludlum
          Corporation's Form 10-K for the year ended December 30, 1990 (File No. 1-9498)). (1)

10.9      Allegheny Ludlum Corporation 1987 Stock Option Incentive Plan (as
          amended and restated) (incorporated by reference from Exhibit 10(f) to
          Allegheny Ludlum Corporation's Form 10-K for the year ended December 31, 1995
          (File No. 1-9498)). (1)

10.10 Allegheny Ludlum Corporation Performance Share Plan (as amended and restated) (incorporated by reference from the Registration Statement on Form S-4 (No. 333-8235) of Allegheny Teledyne Incorporated, appears as Appendix F to the Joint Proxy Statement/Prospectus forming part of the Registration Statement). (1)

10.11 Allegheny Ludlum Corporation Stock Acquisition and Retention Plan, as restated effective as of August 15, 1996 (incorporated by reference from Exhibit 10.10 to Registrant's Form 10-K for the year ended
          December 31, 1996 (File No. 1-12001)).(1)

10.12     Teledyne, Inc. 1990 Stock Option Plan (incorporated by reference from
          Exhibit 10 to Teledyne, Inc.'s Form 10-K for the year ended December 31, 1990
          (File No. 1-5212)).(1)

10.13 Teledyne, Inc. 1994 Long-Term Incentive Plan (incorporated by reference from Exhibit A to Teledyne, Inc.'s 1994 proxy statement
          (File No. 1-5212)). (1)

10.14     Teledyne, Inc. 1995 Non-Employee Director Stock Option Plan
          (incorporated by reference from Exhibit A to Teledyne, Inc.'s 1995 proxy statement (File No. 1-5212)). (1)

10.15 Teledyne, Inc. Senior Executive Performance Plan (incorporated by reference form the Registration Statement on Form S-4 (No. 333-8235) of Allegheny Teledyne Incorporated, appears as Appendix G to the Joint
          Proxy Statement/Prospectus forming part of the Registration
          Statement). (1)

10.16     Summary of Teledyne, Inc. Executive Deferred Compensation Plan, as
          restated effective September 1, 1994 (incorporated by reference from
          Exhibit 10.2 to Teledyne, Inc.'s Form 10-K for the year ended December 31, 1994
          (File No. 1-5212)). (1)

10.17 First Amendment dated as of August 14, 1995 and Second Amendment dated as of December 4, 1995 to the Summary of Teledyne, Inc. Executive
          Deferred Compensation Plan (incorporated by reference from Exhibit
          10.2 to Teledyne, Inc.'s Form 10-K for the year ended December 31,
          1995 (File No. 1-5212)). (1)

10.18     Employment Agreement dated July 15, 1996 between Allegheny Teledyne
          Incorporated and Arthur H. Aronson (incorporated by reference from
          Exhibit 10.3 to the Company's Registration Statement on Form S-4 (No.
          333-8235)). (1)

10.19     Employment Agreement dated July 15, 1996 between Allegheny Teledyne
          Incorporated and James L. Murdy (incorporated by reference from
          Exhibit 10.4 to the Company's Registration Statement on Form S-4 (No.
          333-8235)). (1)

10.20     Employment Agreement dated July 15, 1996 between Allegheny Teledyne
          Incorporated and Jon D. Walton (incorporated by reference from Exhibit
          10.5 to the Company's Registration Statement on Form S-4 (No.
          333-8235)). (1)

10.21     Separation Agreement dated March 6, 1997 between Allegheny Teledyne
          Incorporated and William P. Rutledge (incorporated by reference from
          Exhibit 10.10 to Registrant's Form 10-K for the year ended December
          31, 1996 (File No. 1-12001)). (1)

10.22     Agreement and Plan of Merger dated as of October 31, 1997 among
          Allegheny Teledyne Incorporated, Sea Merger Inc. and Oregon
          Metallurgical Corporation (incorporated by reference from Exhibit 2.1 to the Company's Registration Statement on Form S-4 (No. 333-46695)). (1)

13.1      Pages 21 through 57 inclusive of the Annual Report of Allegheny
          Teledyne Incorporated for the year ended December 31, 1997.(2)

21.1      Subsidiaries of the Registrant.(2)

23.1      Consent of Ernst & Young LLP.(2)

23.2      Consent of Arthur Andersen LLP.(2)

27.1      Financial Data Schedule for Year Ended December 31, 1997.(2)

27.2      Restated Financial Data Schedule for Year Ended December 31, 1996.(2)

27.3      Restated Financial Data Schedule for Nine Months ended
          September 30, 1997 and 1996.(2)

27.4      Restated Financial Data Schedule for Six Months ended
          June 30, 1997.(2)

27.5      Restated Financial Data Schedule for Three Months Ended
          June 30, 1997.(2)

99.1      Report of Arthur Andersen LLP.(2)

---------------

(1) Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Report.

(2)  Filed herewith.

     Certain instruments defining the rights of holders of long-term debt of the Company and its subsidiaries have been omitted from the Exhibits in accordance with Item 601(b)(4)(iii) of Regulation S-K. A copy of any omitted document will be furnished to the Commission upon request.