Form 10-Q
period 1998-03-31
ALLEGHENY TELEDYNE INC
filed 1998-05-15
CIK 1018963

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

                                       OR

          ( ) TRANSITION REPORT PURSUAN T TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to _____

                         Commission File Number 1-12001


                         ALLEGHENY TELEDYNE INCORPORATED
         -------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


             Delaware                                   25-1792394
   --------------------------------            ----------------------------
    (State or Other Jurisdiction of                 (I.R.S. Employer
    Incorporation or Organization)                  Identification Number)


        1000 Six PPG Place
     Pittsburgh, Pennsylvania                           15222-5479
   --------------------------------            ----------------------------
(Address of Principal Executive Offices)                (Zip Code)


                                 (412) 394-2800
          -------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)



    Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    / X /                                                No     /  /

At May 8, 1998, the Registrant had outstanding 196,625,335 shares of its Common Stock.

                       ALLEGHENY TELEDYNE INCORPORATED
                                SEC FORM 10-Q
                         QUARTER ENDED MARCH 31, 1998


                                    INDEX

                                                               Page No.
         PART I. - FINANCIAL INFORMATION

              ITEM 1.  FINANCIAL STATEMENTS

              Condensed Consolidated Balance Sheets                 3

              Condensed Consolidated Statements of Income           4

              Condensed Consolidated Statements of Cash Flows       5

              Notes to Condensed Consolidated Financial
                  Statements                                        6

              ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                       OF OPERATIONS                               13

              ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                       ABOUT MARKET RISK                           18

         PART II. - OTHER INFORMATION

              ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS   18

              ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K            18

              SIGNATURES                                           19


                          PART I. FINANCIAL INFORMATION
 ITEM 1. FINANCIAL STATEMENTS

                ALLEGHENY TELEDYNE INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (In millions except share and per share amounts)
                                   (Unaudited)

                                                        March 31,    December 31,
                                                          1998           1997
                                                          ----           ----
ASSETS
Cash and cash equivalents                            $     51.4      $      53.7
Short-term investments available for sale                  --               34.4
Accounts receivable                                       623.3            576.0
Inventories                                               698.5            697.9
Deferred income taxes                                      37.4             40.3
Tax refund                                                  9.3              9.4
Prepaid expenses and other current assets                  35.1             32.3
                                                     ----------      -----------
   Total Current Assets                                 1,455.0          1,444.0
Property, plant and equipment                             778.1            753.8
Prepaid pension cost                                      385.3            379.7
Cost in excess of net assets acquired                     251.3            186.5
Other assets                                              136.5            134.2
                                                     ----------      -----------
   Total Assets                                      $  3,006.2      $   2,898.2
                                                     ==========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                     $    258.1      $     267.9
Accrued liabilities                                       328.0            328.8
Current portion of long-term debt                           4.1              4.7
                                                     ----------      -----------
   Total Current Liabilities                              590.2            601.4
Long-term debt                                            432.9            330.4
Accrued postretirement benefits                           574.1            574.5
Other                                                     153.0            147.3
                                                     ----------      -----------
   Total Liabilities                                    1,750.2          1,653.6
                                                     ----------      -----------

STOCKHOLDERS' EQUITY:
Preferred value, par value $0.10: authorized-
   50,000,000 shares; issued-None                          --               --
Common stock, par value $0.10,
   authorized-600,000,000 shares;
   issued-197,937,664 shares
   at March 31, 1998 and
   197,730,720 shares at
   December 31, 1997; outstanding-196,527,612
   shares at March 31, 1998
   and 195,713,604 shares at
   December 31, 1997                                       19.8            19.8
Additional paid-in capital                                449.4           463.5
Retained earnings                                         830.5           822.6
Treasury stock: 1,410,052 shares at March 31, 1998
   and 2,017,116 shares at December 31, 1997              (42.0)          (60.2)
Foreign currency translation losses                        (3.7)           (2.4)
Unrealized gains on securities                              2.0             1.3
                                                     ----------      -----------
   Total Stockholders' Equity                           1,256.0         1,244.6
                                                     ----------      -----------

   Total Liabilities and Stockholders' Equity        $  3,006.2     $   2,898.2
                                                     ==========      ===========

The accompanying notes are an integral part of these statements.


               ALLEGHENY TELEDYNE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                    (In millions except per share amounts)
                                 (Unaudited)

                                                Three Months Ended
                                                    March 31,
                                              -----------------------
                                                 1998        1997
                                             -----------  ----------
Sales                                           $1,002.2   $1,029.9

Costs and expenses:
  Cost of sales                                    773.3      785.5
  Selling and administrative expenses              119.0      125.8
  Merger and restructuring costs                    60.6        7.2
  Interest expense, net                              3.9        5.1
                                              -----------  ----------
                                                   956.8      923.6

Earnings before other income                        45.4      106.3
Other income                                         0.3       10.5
                                              -----------  ----------

Income before income taxes                          45.7      116.8

Provision for income taxes                          18.8       45.7
                                              -----------  ----------

Net income                                          26.9       71.1
                                              ===========  ==========

Basic net income per common share                  $0.14      $0.36
                                              ===========  ==========

Diluted net income per common share                $0.14      $0.35
                                              ===========  ==========


The accompanying notes are an integral part of these statements.


                ALLEGHENY TELEDYNE INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In millions)
                                 (Unaudited)
                                                              Three Months Ended
                                                                  March 31,
                                                       -------------------------------
                                                              1998             1997
                                                       --------------   ---------------

OPERATING ACTIVITIES:
  Net income                                                   $   26.9   $  71.1
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Non-cash restructuring costs                                   33.9       --
    Depreciation and amortization                                  28.0      26.0
    Deferred income taxes                                          (1.6)     12.5
    Gains on sales of businesses and investments                     --     (14.6)
  Change in operating assets and liabilities:
    Accounts payable                                              (26.7)    (51.3)
    Prepaid pension cost                                          (25.2)    (15.8)
    Accounts receivable                                           (24.4)    (56.5)
    Inventories                                                    22.9      38.2
    Accrued income taxes                                          (19.9)      4.9
    Accrued liabilities                                             6.8      (5.4)
    Accrued postretirement benefits                                (0.4)      2.3
  Other                                                             2.6       7.0
                                                                 ------     -----
CASH PROVIDED BY OPERATING ACTIVITIES                              22.9      18.4

INVESTING ACTIVITIES:
  Short-term investments - sales                                   34.4      23.7
  Short-term investments - purchases                                --       (2.5)
                                                                 ------     -----
                                                                   34.4      21.2
  Purchases of businesses and investment
   in ventures                                                   (107.7)     (4.1)
  Purchases of property, plant and equipment                      (32.7)    (22.1)
  Disposals of property, plant and equipment                        1.6       2.3
  Proceeds from the sales of businesses
    and investments                                                 --       25.6
  Other                                                            (0.5)     (2.6)
                                                                 ------     -----
CASH (USED) PROVIDED BY INVESTING ACTIVITIES                     (104.9)     20.3

FINANCING ACTIVITIES:
  Increase in long-term debt                                      106.8       1.7
  Payments on long-term debt                                       (3.1)     (4.4)
                                                                 ------     -----
  Net increase (decrease) in long-term debt                       103.7      (2.7)
  Cash dividends                                                  (27.9)    (28.0)
  Exercises of stock options                                        3.9      15.1
  Purchases of treasury stock                                       --       (0.9)
  Other                                                             --       (0.8)
                                                                 ------     -----
CASH PROVIDED (USED) IN FINANCING ACTIVITIES                       79.7     (17.3)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (2.3)     21.4

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR                 53.7      64.0
                                                                 ------     -----

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $   51.4   $  85.4
                                                                 ======     =====

The accompanying notes are an integral part of these statements.


               ALLEGHENY TELEDYNE INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  ACCOUNTING POLICIES

BASIS OF PRESENTATION

   The interim consolidated financial statements include the accounts of Allegheny Teledyne Incorporated and its subsidiaries ("Allegheny Teledyne" or the "Company"). As described in Note 6, on March 24, 1998, Allegheny Teledyne acquired the stock of Oregon Metallurgical Corporation ("OREMET"). The merger was accounted for under the pooling of interests method of accounting and these unaudited consolidated financial statements reflect the combined financial position, operating results and cash flows of Allegheny Teledyne and OREMET as if they had been combined for all periods presented.

   These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report. The results of operations for these interim periods are not necessarily indicative of the operating results for a full year.

ACCOUNTING PRONOUNCEMENTS

   Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued in June 1997. This statement has been adopted by the Company in 1998, and did not have a material effect on the consolidated financial statements.

   Financial Accounting Standards Board Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued in February 1998. This statement revises employers' disclosures about pension and postretirement benefit plans. It does not change the measurement or recognition of those plans. The Company will adopt this statement in 1998.

NOTE 2.  INVENTORIES


   Inventories were as follows (in millions):
                                                     March 31,    December 31,
                                                       1998           1997
                                                       ----           ----
Raw materials and supplies                           $   197.3      $   212.8
Work-in-process                                          571.2          561.2
Finished goods                                           146.7          145.5
                                                     ---------      ---------
Total inventories at current cost                        915.2          919.5
Less allowances to reduce current cost
   values to LIFO basis                                 (200.5)        (206.4)
Progress payments                                        (16.2)         (15.2)
                                                     ---------      ---------
Total inventories                                    $   698.5      $   697.9
                                                     =========      =========

NOTE 3.  BUSINESS SEGMENTS

   Information on the Company's business segments was as follows (in millions):


                                              Three Months Ended
                                                   March 31,
                                       ----------------------------------
                                            1998              1997
                                      ----------------  ----------------
Sales:
Specialty metals                         $   544.8         $   562.6
Aerospace and electronics                    237.9             235.7
Industrial                                   138.3             133.3
Consumer                                      51.5              54.1
                                       ----------------  ----------------

Total continuing operations                  972.5             985.7
Operations sold or held for sale              29.7              44.2
                                       ----------------  ----------------

Total sales                              $ 1,002.2         $ 1,029.9
                                       ================  ================

Operating Profit:

Specialty metals                         $    70.4         $    83.3
Aerospace and electronics                     21.9              24.9
Industrial                                    14.7              15.6
Consumer                                       1.8               2.9
                                       ----------------  ----------------

Total operating profit                       108.8             126.7

Merger and restructuring costs               (60.6)             (7.2)
Corporate expenses                            (9.1)            (11.3)
Interest expense, net                         (3.9)             (5.1)
Operations sold or held for sale              (0.1)              9.9
Excess pension income                         10.6               3.8
                                       ----------------  ----------------

Income before income taxes               $    45.7         $   116.8
                                       ================  ================

  In the 1998 first quarter, merger and restructuring costs included deal costs of $10.3 million related to the acquisition of OREMET, along with pretax charges of $5.8 million for a planned salaried workforce reduction related to integrating the operations of OREMET and Wah Chang. Allegheny Ludlum also recorded a $12.1 million pretax charge due to a planned salaried workforce reduction. In addition, pretax charges of $32.4 million were recorded for equipment write-offs and other reserves at Allegheny Ludlum and reserves for pending asset sales at other specialty metals units.

  In the 1997 first quarter, operations sold or held for sale included a pretax gain of $15.3 million on the sale of the Company's investment in Nitinol Development Corporation and a pretax charge of $5.3 million to write-off a research and development venture.

  Pension income in excess of amounts allocated to business segments to offset pension and other postretirement benefit expenses is presented separately.

NOTE 4. NET INCOME PER SHARE

  In 1997, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings per Share." Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is computed in a manner similar to fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement No. 128 requirements.

The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

                                             Three Months Ended
                                                 March 31,
                                         ---------------------------
                                            1998           1997
                                         ------------   ------------
Numerator:
  Numerator for basic and diluted
    net income per common share -
    net income available to common
    stockholders                           $  26.9        $  71.1
                                         ============   ============

Denominator:
    Weighted average shares                   196.1         196.1
    Contingent issuable stock                   0.1           0.2
                                         ------------   ------------
  Denominator for basic net income
    per common share                         196.2          196.3

Effect of dilutive securities:
    Employee stock options                     2.2            4.2
                                         ------------   ------------
  Dilutive potential common shares             2.2            4.2

  Denominator for diluted net income
   per common share - adjusted
   weighted average shares and
   assumed conversions                       198.4          200.5
                                         ============   ============

Basic net income per common share          $   0.14      $    0.36
                                         ============   ============

Diluted net income per common share        $   0.14      $    0.35
                                         ============   ============

NOTE 5. COMPREHENSIVE INCOME

   As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income". Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components. Statement No. 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation gains or losses, which are reported separately in stockholders' equity, to be included in other comprehensive income. The adoption of this statement had no impact on the Company's net income or stockholders' equity.

   The components of comprehensive income were as follows (in millions):

                                                  Three Months Ended
                                                      March 31,
                                                 ---------------------
                                                   1998        1997
                                                 ---------   ---------
Net income                                       $ 26.9      $ 71.1

Foreign currency translation losses                (1.3)       (2.9)

Unrealized gains on securities                      0.7         2.3
                                                 ---------   ---------

Comprehensive income                             $ 26.3      $ 70.5
                                                 =========   =========


NOTE 6. ACQUISITION OF OREMET

   On March 24, 1998, Allegheny Teledyne completed its acquisition of the stock of OREMET. Under the terms of the merger agreement, OREMET shareholders received
1.296 shares of Allegheny Teledyne common stock in a tax-free exchange for each share of OREMET common stock. There were 21.6 million shares of Allegheny Teledyne stock issued in connection with the merger. The merger was accounted for under the pooling of interests accounting method. Revenues and net income for the year ended December 31, 1997 (the most recent period prior to the pooling) were $3,745.1 million and $297.6 million, respectively, for Allegheny Teledyne and $285.0 million and $31.2 million, respectively, for OREMET. Intercompany transactions prior to the merger were not material. The effect of conforming accounting policies is not expected to be material.

   The Company recorded merger and restructuring costs of $16.1 million ($13.8 million net of tax) in the 1998 first quarter for financial advisory, legal, accounting, severance and other costs associated with the merger.

   OREMET is an integrated producer and distributor of titanium sponge, ingot, mill products and castings for use in the aerospace, industrial, recreational and military markets. It operates manufacturing and finishing facilities in Oregon and Pennsylvania and has nine service centers in the United States, with additional centers in the United Kingdom, Germany, Singapore and Canada.

NOTE 7. AEROSPACE DIVISION OF SHEFFIELD FORGEMASTERS

   In February 1998, the Company acquired the assets of the aerospace division of Sheffield Forgemasters Limited, a private company in the United Kingdom, for approximately $110 million in an all-cash transaction. This acquisition is being accounted for under the purchase method of accounting. The financial statements reflect results since the date of acquisition.

   Sheffield Forgemasters' aerospace division, now known as Allvac-SMP, produces high integrity vacuum melted and remelted steel and nickel alloys in various forms and non-magnetic drill collars and downhole components for the oil and gas industry. It also offers high technology testing services to the steel and related metals manufacturing industries.

NOTE 8. AGREEMENTS WITH BETHLEHEM STEEL CORPORATION

   In January 1998, Bethlehem Steel Corporation ("Bethlehem") and the Company jointly announced that they had entered into three agreements that would become effective after Bethlehem closes its previously announced acquisition of Lukens Inc. ("Lukens").

   Under these agreements, Bethlehem would provide the Company with conversion services for stainless steel hot bands and coiled plate wider than the Company can currently produce; the Company would purchase certain assets that Lukens uses in the manufacture of stainless steel products; and the Company would supply hot roll bands to Bethlehem for further processing on the stainless steel coil finishing facilities that Lukens currently owns.

   Under the conversion agreement, Bethlehem has agreed, for a 20-year period, to provide the Company with up to 15 percent of the available time on Lukens' Coatesville, Pennsylvania electric furnace melt shop and caster and Lukens' Conshohocken, Pennsylvania Steckel mill for the melting, casting and rolling of the Company's requirements for wide stainless steel products.

   Under the asset sales agreement, the Company would acquire certain assets of Lukens for $175 million. These assets include the Houston, Pennsylvania plant of Lukens' Washington Steel Division, which is used for the melting, casting and rolling of stainless steel hot bands; the wide anneal and pickle line recently installed at the Lukens' Massillon, Ohio plant; and the vacuum-oxygen decarburization unit used in the refining of stainless steel at Lukens' Coatesville, Pennsylvania plant.

   Under the hot band supply agreement, the Company would supply Bethlehem with up to 150,000 tons of stainless bands for further processing at Lukens' stainless cold finishing facilities at its Washington, Pennsylvania and Massillon, Ohio plants until Bethlehem sells these facilities, as previously announced.

   The agreements are subject to the completion of Bethlehem's acquisition of Lukens as well as customary closing conditions. Subject to satisfactory completion of the Company's due diligence, it is anticipated that the agreements will be effective and that the asset purchases will be closed soon after Bethlehem's acquisition of Lukens is consummated.

NOTE 9. STOCKHOLDERS' EQUITY

  Allegheny Teledyne paid a cash dividend of $0.16 per common share in both the 1998 and 1997 first quarters. OREMET did not pay any dividends during these quarters.

   On March 12, 1998, the Company's Board of Directors unanimously adopted a stockholder rights plan under which preferred share purchase rights were distributed as a dividend on shares of Allegheny Teledyne common stock.

   The rights will be exercisable only if a person or group acquires 15 percent or more of the Company's common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15 percent or more of the common stock. Each right will entitle stockholders to buy one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $100.

   The dividend distribution was made on March 23, 1998, payable to stockholders of record on that date. The rights will expire on March 12, 2008, subject to earlier redemption or exchange by Allegheny Teledyne as described in the plan. The rights distribution is not taxable to stockholders.

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

  Environmental liabilities are recorded when the Company's liability is probable and the costs are reasonably estimable. In many cases, however, investigations are not yet at a stage where the Company has been able to determine whether it is liable or, if liability is probable, to reasonably estimate the loss or range of loss, or certain components thereof. Estimates of the Company's liability are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluations and estimates of appropriate cleanup technology, methodology and cost, the extent of corrective actions that may be required, and the number and financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation. Accordingly, as investigation and remediation of these sites proceeds, it is likely that adjustments in the Company's accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on the Company's results of operations in a given period, but the amounts, and the possible range of loss in excess of amounts accrued, are not reasonably estimable. Based on currently available information, however, management does not believe future environmental costs in excess of those accrued with respect to sites with which the Company has been identified are likely to have a material adverse effect on the Company's financial condition or liquidity. However, there can be no assurance that additional future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on the Company's financial condition or results of operations.

  At March 31, 1998, the Company's reserves for environmental remediation obligations totaled approximately $42.3 million, of which approximately $7.8 million was included in other current liabilities. The reserve includes estimated probable future costs of $11.7 million for federal Superfund and comparable state-managed sites; $7.4 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $4.7 million for owned or controlled sites at which Company operations have been discontinued; and $18.5 million for sites utilized by the Company in its ongoing operations. The Company is evaluating whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties other than participating potentially responsible parties.

  The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years, and will complete remediation of all sites for which it has identified remediation obligations in up to thirty years.

  In 1996, AICPA Statement of Position 96-1, "Environmental Remediation Liabilities," was issued and established accounting standards for recognition of environmental costs. This statement, which was adopted in 1997, did not have a material effect on the consolidated financial statements.

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

  A number of other lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, tax, and stockholder matters. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company's financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Allegheny Teledyne Incorporated is a group of technology-based manufacturing businesses with significant concentration in specialty metals, complemented by aerospace and electronics, industrial, and consumer products. The Company's specialty metals business segment accounted for 56 percent of the Company's total sales from continuing operations of $972.5 million for the quarter ended March 31, 1998. Its aerospace and electronics, industrial and consumer business segments accounted for 25 percent, 14 percent and 5 percent, respectively, of total sales from continuing operations. Such percentages were approximately the same for the first quarter of 1997, where total sales from continuing operations were $985.7 million.

  The following discussion should be read in conjunction with the information in the Company's consolidated financial statements and notes to the consolidated financial statements contained herein and in the Company's 1997 Annual Report and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1997 Annual Report.

  Sales and operating profit for the Company's four business segments are discussed below.

SPECIALTY METALS

   First quarter operating profit declined to $70.4 million from $83.3 million in the same year-ago period. Sales decreased 3 percent to $544.8 million. Operating profit as a percent of sales decreased to 12.9 percent from 14.8 percent in the same 1997 period.

FLAT-ROLLED PRODUCTS
  Operating profits for Allegheny Ludlum Corporation and Rodney Metals, whose products consist primarily of flat-rolled products, declined 29 percent from the 1997 first quarter reflecting the impact of European and Asian pricing pressure and increased imports into the U.S. market.

  Sales declined 11 percent compared to the year-ago quarter due primarily to significant competitive pressure in commodity stainless steel products. The average price of flat-rolled specialty materials declined 7 percent to $2,251 per ton in the quarter from $2,408 in the same period last year. Tons of flat-rolled specialty metals shipped decreased 5 percent in the quarter to 139,000 tons from 147,000 tons in the comparable year-ago period.

  Raw material costs were lower for flat-rolled products in the first quarter of 1998, as compared to the same year-ago period. Costs of nickel, a key raw material in the manufacture of stainless steel, continued to decline during the first 1998 quarter.

HIGH PERFORMANCE METALS
  Operating   results  for  high   performance   metals  such  as   nickel-based
superalloys,  titanium and  zirconium  include the results of two  acquisitions:
OREMET, which was accounted for using the pooling of interests method of accounting; and the aerospace division of Sheffield Forgemasters, acquired for $110 million in an all-cash transaction in February 1998. The business acquired from Sheffield Forgemasters is now known as Allvac-SMP.

  Operating profit for high performance metals declined 2 percent compared to the same period in 1997. Sales increased 11 percent in the quarter compared to the same period a year ago. Sales and operating profit for the 1998 first quarter were adversely affected by inventory adjustments at jet engine manufacturers although consumption remains at high levels. An equipment outage at a major customer of nickel-based products also reduced sales. Operating profits were lower due to operating inefficiencies in certain businesses within this segment.

AEROSPACE AND ELECTRONICS SEGMENT

  Operating profit decreased to $21.9 million for the quarter from $24.9 million in the same 1997 period. Sales increased 1% to $237.9 million. Operating profit as a percent of sales decreased to 9.2 percent from 10.6 percent in the same year-ago period.

  Businesses involved in instrumentation products and investment castings for the aerospace market performed particularly well in both operating profit and sales. However, operating results for the quarter in the unmanned aerial vehicle business did not match the strong first quarter results of a year ago when a major unmanned aerial target and vehicles program concluded. Sales improved for businesses in electronic technologies and piston aircraft engines, but operating results in these businesses were adversely affected by new product development costs.

INDUSTRIAL SEGMENT

  Operating profit declined to $14.7 million for the first quarter 1998 compared to $15.6 million for the same quarter of 1997. Sales increased 4 percent to $138.3 million. Operating profit as a percent of sales decreased to 10.6 percent from 11.7 percent in the same year-ago period.

  Operating profit and sales increased for material handling equipment and at the segment's forging operation. Operating profit for tungsten powder and semi-finished tungsten products was below first quarter 1997 levels as these businesses incurred higher product marketing expenses to invest in future growth. Sales and profit for the Company's gray iron casting business were adversely affected by discontinuation of certain product lines in the quarter.

CONSUMER SEGMENT

  Operating profit decreased to $1.8 million in the first quarter from $2.9 million in the same 1997 period. Sales declined 5 percent to $51.5 million. Operating profit as a percent of sales decreased to 3.5 percent from 5.4 percent during the same year-ago period.

  Demand for oral health products declined in the first quarter. Operating profit decreased in the swimming pool heating systems business compared to the same period a year ago when the business benefited from a new product introduction.

  In relation to the businesses in the consumer segment, consisting of Water Pik and Laars, the Company is currently working with investment bankers to examine the possibility of a limited public offering of shares of a new stand-alone company and/or its tax-free spin-off to the Company's stockholders.

SPECIAL ITEMS

  Non-recurring events resulted in an after-tax charge of $40.9 million, or $0.21 per share in the 1998 first quarter. These events included deal costs of $10.3 million, or $0.05 per share, related to the acquisition of OREMET, along with charges of $3.5 million, or $0.02 per share, for a planned salaried workforce reduction related to integrating the operations of OREMET and Wah Chang.

  Allegheny Ludlum also recorded a $7.4 million, or $0.04 per share, charge due to a planned salaried workforce reduction. In addition, charges of $19.7 million, or $0.10 per share, were recorded for equipment write-offs and other reserves at Allegheny Ludlum and reserves for pending asset sales at other specialty metals units.

  In the 1997 first quarter, special items resulted in gains of $1.3 million, or $0.01 per share. These items included a gain of $9.2 million on the sale of a company investment, largely offset by $7.9 million from merger and restructuring costs and the write-off of a research and development venture.

NEW ACCOUNTING PRONOUNCEMENTS

   Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued in June 1997. This statement has been adopted by the Company in 1998, and did not have a material effect on the consolidated financial statements.

   Financial Accounting Standards Board Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued in February 1998. This statement revises employers' disclosures about pension and postretirement benefit plans. It does not change the measurement or recognition of those plans. The Company will adopt this statement in 1998.

INCOME TAXES

  The Company's effective tax rate increased to 41.1 percent for the 1998 first quarter from 39.1 percent for the same period in 1997 primarily due to non-deductible business combination costs incurred in the 1998 first quarter.

FINANCIAL CONDITION AND LIQUIDITY

  Working capital increased to $864.8 million at March 31, 1998, compared to $842.6 million at December 31, 1997. The current ratio increased to 2.5 from 2.4 in this same period. The increase in working capital was primarily due to higher receivables and lower accounts payable balances offset by lower short-term investments available for sale.

  In the first quarter of 1998, cash generated from operations of $22.9 million, proceeds from the sale of short-term investments of $34.4 million, proceeds from the increase in long-term debt of $103.7 million and proceeds from the exercise of stock options of $3.9 million were used to pay dividends of $27.9 million, and invest $140.4 million in capital equipment and business expansion. Cash transactions plus cash on hand at the beginning of the year resulted in a cash position of $51.4 million at March 31, 1998. Capital expenditures for 1998 are expected to approximate $200 million, of which $32.7 million were spent during the first quarter.

  On May 14,  1998,  the  Board  of  Directors  declared   a  regular  quarterly
dividend of $0.16 per share of common stock. The dividend is payable on June 16, 1998 to stockholders of record at the close of business on June 1, 1998.

  The Company believes that internally generated funds, current cash on hand and borrowing from existing credit lines will be adequate to meet foreseeable needs.

OTHER MATTERS

ENVIRONMENTAL
  The Company is subject to federal, state and local environmental laws and regulations which require that it investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including sites at which the Company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, and comparable state laws. The Company is currently involved in the investigation and remediation of a number of sites under these laws. The Company's reserves for environmental investigation and remediation totaled approximately $42.3 million at March 31, 1998. Based on currently available information, management does not believe future environmental costs at sites with which the Company has been identified in excess of those accrued are likely to have a material adverse effect on the Company's financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period.

    With respect to proceedings brought under the federal Superfund laws, or similar state statutes, the Company has been identified as a potentially responsible party at approximately 36 such sites, excluding those at which it believes it has no future liability. The Company's involvement is very limited or de minimus at approximately 16 of these sites, and the potential loss exposure with respect to any of these 36 sites is not considered to be material.

  In 1996, AICPA Statement of Position 96-1, "Environmental Remediation Liabilities," was issued which established accounting standards for recognition of environmental costs. This statement, which became effective in 1997, did not have a material effect on the consolidated financial statements.

  For additional discussion of environmental matters, see Note 10 to the consolidated financial statements of the Company.

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

  For additional discussion of government contract matters, see Note 10 to the consolidated financial statements of the Company.

IMPACT OF YEAR 2000 ON COMPUTER SYSTEMS

  The Company continues to work on modifying or replacing portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. Year 2000 identification, solution development and implementation initiatives are in process at each of the operating companies and are included in the Company's integration plans for OREMET-WAH CHANG and Allvac-SMP. Efforts continue to be made to identify and resolve customer and supplier-based Year 2000 issues that could affect the Company. The Company anticipates spending approximately $11 million in 1998 and another estimated $7 million in 1999 to address the Year 2000 issue. These amounts include estimated expenditures at OREMET-WAH CHANG and Allvac-SMP. Additional amounts may be spent in subsequent years.

   Based upon internal assessments, formal communications with suppliers and customers with which the Company exchanges electronic data, and work completed to date, the Company expects that all necessary modifications will be completed prior to any significant impact on the Company's operating systems.

FORWARD-LOOKING STATEMENTS

  From time to time the Company has made and may continue to make forward-looking statements. Certain forward-looking statements are contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 10 to the consolidated financial statements of the Company, including statements concerning the expected adequacy of available funds to meet foreseeable needs, proposed divestitures, proposed and completed acquisitions, anticipated expenditures to address and the impact of Year-2000-computer-systems issues, the outcome of any government inquiries, litigation or other future proceedings related to government contract or other matters, and environmental costs. These statements are based on current expectations that involve a number of risks and uncertainties, including those described above under the captions "Other Matters - Environmental" and "Other Matters - Government Contracts" and elsewhere herein. In addition, realization of the anticipated benefits of the combination of Allegheny Teledyne and OREMET and other acquisitions could take longer than expected and implementation difficulties and market factors could alter the anticipated benefits. Realization of the anticipated benefits of the Company's international sales and manufacturing expansion initiatives could be affected by export controls, exchange rate fluctuations and domestic and foreign political and economic conditions, among other factors. Actual results may differ materially from the results anticipated in the forward-looking statements. Additional risk factors are described from time to time in the Company's filings with the Securities and Exchange Commission, including its Report on Form 10-K for the year ended December 31, 1997. The Company assumes no duty to update its forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company uses derivative financial instruments from time to time to hedge ordinary business risks regarding foreign currencies on product sales and to partially hedge against volatile raw material cost fluctuations in the specialty metals segment. The Company believes that adequate controls are in place to monitor these activities, which are not financially material.


                          PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

  As previously reported in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 1998, the Company adopted a stockholders rights plan, whereby a dividend of one preferred share purchase right for each outstanding share of common stock was paid to stockholders of record at the close of business on March 23, 1998. Such stockholder rights plan may have an anti-takeover effect.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits -

     4 Second Amendment to Credit Agreement dated as of March 24, 1998 to certain Credit Agreement dated as of August 30, 1996, as amended by First Amendment to Credit Agreement dated as of August 31, 1997.

     27.1 Financial  Data  Schedule  for  Three  Months Ended March 31, 1998 and
          Restated   Financial  Data  Schedule  for Three Months Ended March 31,
          1997.

     27.2 Restated Financial Data Schedule for Year Ended December 31, 1997.

     27.3 Restated Financial Data Schedule for Year Ended December 31, 1996.

     27.4 Restated Financial Data Schedule for Nine Months Ended September 30, 1997.

     27.5 Restated Financial Data Schedule for Six Months Ended June 30,  1997.

     (b) Current Reports on Form 8-K were filed by the Company on January 30, 1998 (with respect to a press release concerning the Company's agreement with Bethlehem Steel Corporation), March 13, 1998 (with respect to the dividend declaration by the Company of one preferred share purchase right for each outstanding share of common stock), March 17, 1998 (with respect to a press release on the Company's earnings outlook), and April 4, 1998 (with respect to consummation by the Company of the acquisition of Oregon Metallurgical Corporation).

                                  SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



              ALLEGHENY TELEDYNE INCORPORATED
--------------------------------------------------------------------------------
              (REGISTRANT)




Date: May 15, 1998               By /s/ James L. Murdy
                                   ----------------------------------------
                                   James L. Murdy
                                      Executive Vice President, Finance and
                                         Administration and Chief Financial
                                         Officer
                                      (Duly Authorized Officer)


Date: May 15, 1998               By /s/ Dale G. Reid
                                   ---------------------------------------
                                    Dale G. Reid
                                      Vice President - Controller and Chief
                                         Accounting Officer
                                      (Principal Accounting Officer)

                                EXHIBIT INDEX

EXHIBIT NO.                      DESCRIPTION

4 Second Amendment to Credit Agreement dated as of March 24, 1998 to certain Credit Agreement dated as of Augus 30, 1996, as amended by First Amendment to Credit Agreement dated as of August 31, 1997.


27.1 Financial Data Schedule for Three Months Ended March 31, 1998 and Restated Financial Data Schedule for Three Months Ended March 31, 1997.


27.2          Restated  Financial   Data  Schedule  for Year Ended  December 31,
              1997.

27.3          Restated   Financial  Data   Schedule for Year Ended  December 31,
              1996.


27.4          Restated   Financial   Data    Schedule  for   Nine  Months  Ended
              September 30, 1997.


27.5          Restated  Financial   Data Schedule  for Six Months Ended June 30,
              1997.