Form 10-K405/A
period 1997-12-31
ALLEGHENY TELEDYNE INC
filed 1998-06-26
CIK 1018963

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)
(Mark One)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934
For the fiscal year ended December 31, 1997
                                       or
[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
For the transition period from ________ to _______

                         Commission file number: 1-12001

                         Allegheny Teledyne Incorporated
             (Exact name of registrant as specified in its charter)

            Delaware                                       25-1792394
 (State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                        Identification No.)

    1000 Six PPG Place, Pittsburgh, Pennsylvania                  15222-5479
      (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:           (412) 394-8400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:                 Name of each exchange on which registered:
--------------------                 ------------------------------------------
Common Stock, $0.10 par value        New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None.

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

         At March 20, 1998, the Registrant had outstanding 174,934,668 shares of its Common Stock. The aggregate market value of the Registrant's voting stock held by non-affiliates at this date was approximately $4.2 billion, based on the closing price of $28.25 as reported on the New York Stock Exchange. Shares of Common Stock known by the Registrant to be owned beneficially by directors of the Registrant and officers of the Registrant subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are not included in the computation. The Registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Exchange Act.

                       DOCUMENTS INCORPORATED BY REFERENCE


         Selected portions of the 1997 Annual Report to Shareholders ("1997 Annual Report") - Part I, Part II and Part IV of this Report.

         Selected portions of the 1998 Proxy Statement - Part III of this
         Report.

         EXPLANATORY NOTE: Pursuant to this Form 10-K/A (Amendment No. 1) ("Amendment No. 1"), Allegheny Teledyne Incorporated (the "Company") amends and restates in its entirety "Item 8. Financial Statements and Supplementary Data" of Part II and "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" of Part IV of its Annual Report on Form 10-K for the year ended December 31, 1997 ("1997 Form 10-K"), in order to file in accordance with Rule 15d-21 under the Exchange Act, financial statements required by Form 11-K for the following plans: (1) Allegheny Ludlum Retirement Savings Plan; (2) 401(k) Savings Account Plan for Employees of the Washington Plant; (3) Savings and Security Plan of the Tubular Products/Plate Products Divisions of Allegheny Ludlum Corporation; (4) Savings and Security Plan of the Lockport and Waterbury Facilities of Allegheny Ludlum Corporation; (5) Allegheny Ludlum Corporation Personal Retirement and 401(k) Savings Account Plan; (6) Teledyne, Inc. 401(k) Plan; and (7) Oregon Metallurgical Corporation Savings Plan. As of January 1, 1998, the Savings and Security Plan of the Tubular Products/Plate Products Divisions of Allegheny Ludlum Corporation was terminated as the remaining plan assets were merged into the Allegheny Ludlum Retirement Savings Plan.


         "Item 8. Financial Statements and Supplementary Data" of Part II of the 1997 Form 10-K is hereby amended and restated in its entirety to read as follows:

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements and Notes to Consolidated Financial Statements listed in Item 14(a)(1)(A) are incorporated by reference from pages 30 to 53 of the 1997 Annual Report.

         The following financial statements are filed by the Company with respect to the following plans in accordance with Rule 15d-21 under the Exchange
Act:

                  Plan                                                  Page No.
                  ----                                                  --------

Allegheny Ludlum Retirement Savings Plan.................................   4

401(k) Savings Account Plan for Employees of the Washington Plant........  24

Savings and Security Plan of the Tubular Products/Plate
Products Divisions of Allegheny Ludlum Corporation.......................  43

Savings and Security Plan of the Lockport and Waterbury
Facilities of Allegheny Ludlum Corporation...............................  65

Allegheny Ludlum Corporation Personal Retirement and
401(k) Savings Account Plan..............................................  85

Teledyne, Inc. 401(k) Plan............................................... 105

Oregon Metallurgical Corporation Savings Plan............................ 117

                                          Audited Financial Statements

                                          ALLEGHENY LUDLUM
                                          RETIREMENT SAVINGS PLAN

                                          Years ended December 31, 1997 and 1996
                                          with Report of Independent Auditors

                    Allegheny Ludlum Retirement Savings Plan

                          Audited Financial Statements

                     Years ended December 31, 1997 and 1996




                                    CONTENTS

Report of Independent Auditors ...................................................  6

Audited Financial Statements

Statements of Net Assets Available for Benefits with Fund Information.............  7
Statements of Changes in Net Assets Available for Benefits with Fund Information.. 10
Notes to Financial Statements .................................................... 11


Schedules

Item 27a--Schedule of Assets Held for Investment Purposes ........................ 22
Item 27d--Schedule of Reportable Transactions..................................... 23

                         REPORT OF INDEPENDENT AUDITORS

Personnel and Compensation Committee
Allegheny Ludlum Corporation

We have audited the accompanying statements of net assets available for benefits of the Allegheny Ludlum Retirement Savings Plan (the Plan) as of December 31, 1997 and 1996, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Allegheny Ludlum Retirement Savings Plan at December 31, 1997 and 1996, and the changes in its net assets available for benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedules of assets held for investment purposes as of December 31, 1997 and reportable transactions for the year then ended, are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the financial statements. The Fund Information in the statement of net assets available for benefits and the statement of changes in net assets available for benefits is presented for purposes of additional analysis rather than to present the net assets available for benefits and changes in net assets available for benefits of each fund. The supplemental schedules and Fund Information have been subjected to the auditing procedures applied in our audit of the financial statements and, in our opinion, are fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ ERNST & YOUNG LLP
June 5, 1998

                    Allegheny Ludlum Retirement Savings Plan

      Statement of Net Assets Available for Benefits with Fund Information

                                December 31, 1997




                               LIFESTYLE      LIFESTYLE      LIFESTYLE       ALLIANCE         FIXED          DREYFUS
                               GROWTH AND       GROWTH        INCOME          EQUITY         INCOME        DISCIPLINED
                              INCOME FUND       FUND           FUND            FUND           FUND          STOCK FUND
                             ----------------------------------------------------------------------------------------------

ASSETS
Investments:
   Interest in Allegheny
     Ludlum Corporation
     Master Trusts            $18,995,349     $4,156,514     $1,492,055     $49,094,068     $99,746,033     $        --
   Interest in registered
     investment company                --             --             --              --              --      27,858,603
Participant notes
   receivable                          --             --             --              --              --              --
Other                                  --             --             --              --              --              --
                             ----------------------------------------------------------------------------------------------
Net assets available
   for benefits               $18,995,349     $4,156,514     $1,492,055     $49,094,068     $99,746,033     $27,858,603
                             ==============================================================================================

                               DREYFUS
                                SMALL          DREYFUS
                               COMPANY      INTERNATIONAL     COMPANY          SELF-
                               VALUE            VALUE          STOCK         DIRECTED      PARTICIPANT
                                FUND             FUND           FUND           FUND           LOANS            TOTAL
                             -------------------------------------------------------------------------------------------

ASSETS
Investments:
   Interest in Allegheny
     Ludlum Corporation
     Master Trusts            $        --     $       --     $27,656,220      $     --      $       --      $201,140,239
   Interest in registered
     investment company        15,446,354      2,964,614              --       340,241              --        46,609,812
Participant notes
   receivable                          --             --              --            --       4,367,721         4,367,721
Other                                  --             --              --       (30,000)             --           (30,000)
                             -------------------------------------------------------------------------------------------
Net assets available
   for benefits               $15,446,354     $2,964,614     $27,656,220      $310,241      $4,367,721      $252,087,772
                             ===========================================================================================

See accompanying notes.

                    Allegheny Ludlum Retirement Savings Plan

      Statement of Net Assets Available for Benefits with Fund Information

                                December 31, 1996




                               LIFESTYLE      LIFESTYLE      LIFESTYLE       ALLIANCE         FIXED          DREYFUS
                               GROWTH AND       GROWTH        INCOME          EQUITY         INCOME        DISCIPLINED
                              INCOME FUND       FUND           FUND            FUND           FUND          STOCK FUND
                             -------------------------------------------------------------------------------------------

ASSETS
Investments:
   Interest in Allegheny
     Ludlum Corporation
     Master Trusts            $14,879,939     $1,611,821     $439,188     $44,539,226     $104,124,226     $        --
   Interest in registered
     investment company                --             --           --              --               --      14,395,124
Participant notes
   receivable                          --             --           --              --               --              --
                             -------------------------------------------------------------------------------------------
Net assets available
   for benefits               $14,879,939     $1,611,821     $439,188     $44,539,226     $104,124,226     $14,395,124
                             ===========================================================================================

                                DREYFUS
                                 SMALL        DREYFUS
                                COMPANY    INTERNATIONAL      COMPANY
                                 VALUE         VALUE           STOCK          PARTICIPANT
                                 FUND          FUND            FUND              LOANS          TOTAL
                             ----------------------------------------------------------------------------

ASSETS
Investments:
   Interest in Allegheny
     Ludlum Corporation
     Master Trusts            $       --     $     --       $27,817,471       $       --     $193,411,871
   Interest in registered
     investment company        3,896,312      797,458                --               --       19,088,894
Participant notes
   receivable                         --           --                --        3,920,878        3,920,878
                             ----------------------------------------------------------------------------
Net assets available
   for benefits               $3,896,312     $797,458       $27,817,471       $3,920,878     $216,421,643
                             ============================================================================


See accompanying notes.

                    Allegheny Ludlum Retirement Savings Plan

 Statement of Changes in Net Assets Available for Benefits with Fund Information

                          Year ended December 31, 1997



                                LIFESTYLE       LIFESTYLE      LIFESTYLE       ALLIANCE            FIXED            DREYFUS
                               GROWTH AND         GROWTH        INCOME          EQUITY             INCOME         DISCIPLINED
                               INCOME FUND         FUND          FUND            FUND               FUND           STOCK FUND
                              ------------------------------------------------------------------------------------------------
ADDITIONS
Cash contributions:
   Employer                    $   702,727     $  249,631     $   62,837      $ 2,004,482       $  3,677,232      $ 1,145,475
   Employee                        565,903        183,655         47,169        1,510,645          2,153,794          964,562
   Investment income:
     Allocation of net
       earnings from
       Allegheny Ludlum
       Corporation
       Master Trusts             3,216,461        728,854        122,079       11,149,275          6,587,944               --
     Earnings from
       registered
       investment
       companies                        --             --             --               --                 --        5,946,391
     Interest income                    --             --             --               --              1,396               --
     Interfund transfers           243,216      1,525,897        907,445       (7,998,026)        (7,564,050)       6,009,014
                              ------------------------------------------------------------------------------------------------
                                 4,728,307      2,688,037      1,139,530        6,666,376          4,856,316       14,065,442
Deductions:
   Distributions to
     participants                  612,897        143,344         86,663        2,111,534          9,234,509          601,963
   Administrative expenses              --             --             --               --                 --               --
                              ------------------------------------------------------------------------------------------------

Net additions (deductions)       4,115,410      2,544,693      1,052,867        4,554,842         (4,378,193)      13,463,479
Net assets available
   for benefits at
   beginning of year            14,879,939      1,611,821        439,188       44,539,226        104,124,226       14,395,124
                              ------------------------------------------------------------------------------------------------
Net assets available for
   benefits at end of year     $18,995,349     $4,156,514     $1,492,055      $49,094,068       $ 99,746,033      $27,858,603
                              ================================================================================================


                                DREYFUS
                                 SMALL          DREYFUS
                                COMPANY      INTERNATIONAL      COMPANY         SELF-
                                 VALUE           VALUE           STOCK        DIRECTED     PARTICIPANT
                                  FUND            FUND            FUND          FUND          LOANS             TOTAL
                              ------------------------------------------------------------------------------------------
ADDITIONS
Cash contributions:
   Employer                   $   625,035     $  160,574      $   398,923      $     --      $       --     $  9,026,916
   Employee                       566,507        134,766          311,109            --              --        6,438,110
   Investment income:
     Allocation of net
       earnings from
       Allegheny Ludlum
       Corporation
       Master Trusts                   --             --        3,977,292            --              --       25,781,905
     Earnings from
       registered
       investment
       companies                2,345,108         89,494               --        28,693              --        8,409,686
     Interest income                   --             --               --            --         377,707          379,103
     Interfund transfers        8,238,142      1,802,110       (3,514,614)      281,730          69,136               --
                              ------------------------------------------------------------------------------------------
                               11,774,792      2,186,944        1,172,710       310,423         446,843       50,035,720
Deductions:
   Distributions to
     participants                 224,750         19,788        1,333,961            --              --       14,369,409
   Administrative expenses             --             --               --           182              --              182
                              ------------------------------------------------------------------------------------------

Net additions (deductions)     11,550,042      2,167,156         (161,251)      310,241         446,843       35,666,129
Net assets available
   for benefits at
   beginning of year            3,896,312        797,458       27,817,471            --       3,920,878      216,421,643
                              ------------------------------------------------------------------------------------------
Net assets available for
   benefits at end of year    $15,446,354     $2,964,614      $27,656,220      $310,241      $4,367,721     $252,087,772
                              ==========================================================================================

See accompanying notes.

                    Allegheny Ludlum Retirement Savings Plan

 Statement of Changes in Net Assets Available for Benefits with Fund Information

                          Year ended December 31, 1996





                                LIFESTYLE       LIFESTYLE      LIFESTYLE       ALLIANCE            FIXED            DREYFUS
                               GROWTH AND         GROWTH        INCOME          EQUITY             INCOME         DISCIPLINED
                               INCOME FUND         FUND          FUND            FUND               FUND           STOCK FUND
                             ==================================================================================================
ADDITIONS
Cash contributions:
   Employer                  $   386,847      $   57,089         $ 18,517     $ 1,848,054      $  4,489,026      $   416,100
   Employee                      270,372          39,757           15,274       1,739,640         2,657,007          311,427
Investment income:
   Allocation of net
     earnings from
     Allegheny Ludlum
     Corporation Master
     Trusts                    1,125,886          86,964           19,237       5,992,506         6,502,404               --
   Net gain from
     collective                       --              --               --              --                --               --
     investment funds
   Earnings from
     registered
     investment                      319           1,263              579              --                --        2,028,289
     companies
   Interest                           --              --               --             437             4,216               --
   Dividend income                    --              --               --              --                --               --
   Net appreciation in
     fair value of                    --              --               --              --                --               --
     assets
Transfer (to) from other
   ALC savings plans                  --          (9,380)              --           8,421           (15,060)           7,829
Interfund transfers           13,475,766       1,436,440          386,380       1,572,011        (8,122,082)      11,765,432
                             --------------------------------------------------------------------------------------------------
                              15,259,190       1,612,133          439,987      11,161,069         5,515,511       14,529,077
Deductions:
   Distributions to
     participants                379,251             312              799       1,426,689        10,537,442          133,953
   Fees                               --              --               --             741             3,426               --
                             --------------------------------------------------------------------------------------------------
                                 379,251             312              799       1,427,430        10,540,868          133,953
                             --------------------------------------------------------------------------------------------------

Net additions                 14,879,939       1,611,821          439,188       9,733,639        (5,025,357)      14,395,124
   (deductions)
Net assets available
   for benefits at
   beginning
   of year                            --              --               --      34,805,587       109,149,583               --
                             --------------------------------------------------------------------------------------------------
Net assets available
   for benefits at
   end of year               $14,879,939      $1,611,821         $439,188     $44,539,226      $104,124,226      $14,395,124
                             ==================================================================================================

                                DREYFUS
                                 SMALL        DREYFUS
                                COMPANY    INTERNATIONAL     COMPANY          STOCK
                                 VALUE         VALUE          STOCK           INDEX      DIVERSIFIED     PARTICIPANT
                                  FUND          FUND           FUND            FUND         FUND            LOANS          TOTAL
                             ======================================================================================================
ADDITIONS
Cash contributions:
   Employer                  $   79,076     $   28,971     $ 1,449,105    $   150,926   $    191,521     $       --    $  9,115,232
   Employee                      63,784         22,649         381,914        193,218        287,014             --       5,982,056
Investment income:
   Allocation of net
     earnings from
     Allegheny Ludlum
     Corporation Master
     Trusts                          --             --       4,553,778             56        520,330             --      18,801,161
   Net gain from
     collective                      --             --              --        308,832             --             --         308,832
     investment funds
   Earnings from
     registered
     investment                 255,400         30,519              99         38,837             --             --       2,355,305
     companies
   Interest                          --             --           1,438          1,457            104        304,416         312,068
   Dividend income                   --             --         184,751             --             --             --         184,751
   Net appreciation in
     fair value of                   --             --       2,102,392             --             --             --       2,102,392
     assets
Transfer (to) from other
   ALC savings plans             10,443             --         (23,657)            --             --             --         (21,404)
Interfund transfers           3,528,950        715,915      (5,732,031)    (6,080,798)   (12,852,269)       (93,714)             --
                             ------------------------------------------------------------------------------------------------------
                              3,937,653        798,054       2,917,789     (5,387,472)   (11,853,300)       210,702      39,140,393
Deductions:
   Distributions to
     participants                41,341            596       1,139,278         75,302        277,037             --      14,012,000
   Fees                              --             --           2,646          4,716            482             --          12,011
                             ------------------------------------------------------------------------------------------------------
                                 41,341            596       1,141,924         80,018        277,519             --      14,024,011
                             ------------------------------------------------------------------------------------------------------

Net additions                 3,896,312        797,458       1,775,865     (5,467,490)   (12,130,819)       210,702      25,116,382
   (deductions)
Net assets available
   for benefits at
   beginning
   of year                           --             --      26,041,606      5,467,490     12,130,819      3,710,176     191,305,261
                             ------------------------------------------------------------------------------------------------------
Net assets available
   for benefits at
   end of year               $3,896,312     $  797,458     $27,817,471    $        --   $         --     $3,920,878    $216,421,643
                            ======================================================================================================


See accompanying notes.

                    Allegheny Ludlum Retirement Savings Plan

                          Notes to Financial Statements

                                December 31, 1997


1. SIGNIFICANT ACCOUNTING POLICIES

Investments are stated at fair value determined as follows:

       Allegheny Teledyne Incorporated (Allegheny Teledyne) common stock in the Company Stock Fund is stated at the quoted market price on the New York Stock Exchange.

       The Fixed Income Fund is stated at cost plus net earnings.

       All other funds are stated at their net asset value, based on the quoted market prices of the securities held in such funds on applicable exchanges.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

2. DESCRIPTION OF THE PLAN

The Allegheny Ludlum Retirement Savings Plan (the Plan) is a defined contribution plan within the meaning of the Employee Retirement Income Security Act of 1974 (ERISA). Allegheny Ludlum Corporation (ALC) is a wholly owned subsidiary of Allegheny Teledyne.

Depending on participants' years of service, participants can defer between 1% and 14%, subject to Internal Revenue Service limitations, of their eligible wages, including profit sharing awards, and contribute them to the Plan. ALC contributes 6.5% of participants monthly pensionable earnings, as described in the Plan, and in addition contributes $43.34 per month per participant.

During 1996, the Plan was amended to allow for additional investment options and to discontinue the Stock Index Fund and Diversified investment options. The investment options provided by the Plan for the years ended December 31, 1997 and 1996 are as follows:

       Lifestyle Growth and Income Fund--invests in equity and fixed income securities and may invest up to 15% of its assets in international securities.

       Lifestyle Growth Fund--invests in equity and fixed income securities and may invest up to 25% of its assets in international securities.

       Lifestyle Income Fund--consists of common stock, fixed income securities and short-term money market instruments.

       Alliance Equity Fund--consists of common stocks.

       Fixed Income Fund--consists of amounts invested in insurance companies or other financial institutions under an agreement with repayment in full, plus interest at a fixed rate.

       Dreyfus Disciplined Stock Fund--invests in equity securities and may invest up to 20% of its assets in high quality money market accounts.

       Dreyfus Small Company Value Fund--invests primarily in small company equities and to a limited degree in bonds and money market instruments.

       Dreyfus International Value Fund--consists of equity securities of foreign company equities, and to a limited degree, in bonds and money market instruments.

       Company Stock Fund--consists of Allegheny Teledyne common stock.

       Stock Index Fund--invests in a collective trust that invests in common stocks of companies comprising the S&P 500.

       Diversified Fund--consists of a combination of common or preferred capital stocks, bonds, notes, and debentures.

Effective April 1, 1997, participants can elect to participate in the self-directed account if they have at least a $10,000 balance in the Plan. The minimum initial investment amount in the self-directed fund, which is comprised of various mutual funds, is $5,000.

Separate accounts are maintained by the Plan Sponsor for each participating employee. Trustee fees and asset management fees charged for the administration of all funds are charged against net assets available for benefits of the respective fund. Certain other expenses of administering the Plan are paid by the Plan Sponsor.

Under certain provisions of the Plan, contributions by the Plan Sponsor, which have been allocated to the accounts of the participants, may be subject to forfeiture upon participants' termination of employment. Such forfeitures will be used to reduce contributions by the employer and were $189,738 and $3,370 during 1997 and 1996, respectively. Employer contributions allocated to a participant's account become fully vested after a participant completes five full years of service. Employee contributions and the fixed dollar retirement contributions are fully vested at all times.

Active employees can borrow up to 50% of their vested account balances minus any outstanding loans. The loan amounts are further limited to a minimum of $1,000 and a maximum of $50,000, and an employee can obtain no more than three loans at one time. Interest rates are determined based on commercially accepted criteria, and payment schedules vary based on the type of the loan. General purpose loans are repaid over 12 to 60 months, and primary residence loans are repaid up to 180 months. Payments are made by payroll deductions.

In the event that the Plan is partially or completely terminated, or the Plan Sponsor permanently discontinues making contributions, all amounts credited to the accounts of the affected participants become fully vested and nonforfeitable.

Effective January 1, 1998, Plan assets of $880,000 were transferred in from another plan sponsored by ALC.

Information about the Plan is contained in the Summary Plan Description. Copies of this Summary Plan Description are available from the Allegheny Teledyne Personnel and Compensation Committee (Committee).

3. INVESTMENTS

The Plan is a participant in the ALC Fixed Income Master Trust, the ALC Alliance Equity Master Trust, the ALC ATI Common Stock Master Trust, ALC Lifestyle Growth Fund Master Trust, the ALC Lifestyle Income Fund Master Trust, and the ALC Lifestyle Growth and Income Fund Master Trust. The Plan's participating interests in these master trusts as of December 31 were as follows:

                                                         1997           1996
                                                     ---------------------------

ALC Fixed Income Master Trust                           73.72%         73.50%
ALC Alliance Equity Master Trust                        81.57%         83.15%
ALC ATI Common Stock Master Trust                       77.65%         78.46%
ALC Lifestyle Growth Fund Master Trust                  81.23%         82.69%
ALC Lifestyle Income Fund Master Trust                  81.72%         74.41%
ALC Lifestyle Growth and Income Fund Master Trust       83.53%         82.44%

The composition of the net assets of the ALC Fixed Income Master Trust at December 31, 1997 and 1996 was as follows:
                                                   1997                1996
                                             -----------------------------------

Guaranteed investment contracts:
   Confederation Life Insurance Company           $    29,118       $  4,024,149
   Continental Assurance Company                    6,718,924          9,404,989
   John Hancock Life Insurance Company              2,600,000                 --
   Life Insurance Company of Virginia               8,725,219         15,918,713
   New York Life Insurance Company                 15,169,828         14,124,589
   Pacific Mutual Life Insurance Company            5,793,190          5,441,658
   Peoples Security Life Insurance Company         11,038,629         10,403,430
   Prudential Insurance Company                     6,144,220         14,396,590
   Southland Life Insurance Company                16,288,645         15,200,545
   Security Life of Denver                                 --          5,000,000
   Protective Life Insurance Company                       --          3,751,970
   Transamerica Occidental                         10,936,663         10,597,526
                                             -----------------------------------
                                                   83,444,436        108,264,159

                                                      1997             1996
                                                --------------------------------
Synthetic contracts:
   Caisse des Depots et Consignations                3,879,321        3,642,950
   Peoples Security                                  2,948,698               --
   Transamerica Occidental                          13,865,850               --
   Union Bank of Switzerland                         5,937,712        5,920,612
   Westdeutsche Landesbank                          13,727,581       13,668,143
                                                --------------------------------
                                                    40,359,162       23,231,705

Temporary short-term investments                    10,765,309        9,512,226
Accrued interest receivable                            733,753          655,473
Other payables                                          (6,169)          (4,306)
                                                --------------------------------
Total net assets                                  $135,296,491     $141,659,257
                                                ================================

In May 1997, the Allegheny Ludlum Corporation Fixed Income Master Trust received approximately $4,500,000 related to the Confederation Life Insurance Company Guaranteed Investment Contract in accordance with the liquidation plan. Management is unable to determine additional amounts, if any, that will be received by the Allegheny Ludlum Corporation Fixed Income Master Trust.

The composition of net assets of the ALC Alliance Equity Master Trust at December 31, 1997 and 1996 was as follows:

                                                      1997             1996
                                                --------------------------------

Investment in registered investment companies:
   Alliance Equity Fund S.A. #4 (865.1940 and
     994.6310 shares, respectively)                $60,199,619      $53,579,310
   Cash                                                     90               --
   Operating payables                                  (10,341)         (16,348)
                                                --------------------------------
Total net assets                                   $60,189,368      $53,562,962
                                                ================================

The composition of net assets of the ALC ATI Common Stock Master Trust at December 31, 1997 and 1996 was as follows:

                                                         1997           1996
                                                   -----------------------------

Allegheny Teledyne Incorporated Common Stock
   (1,347.732 and 1,537.708 shares, respectively)    $34,872,566    $35,367,284
Receivables                                                4,527         58,750
Short Term Investment Fund                               738,595         48,275
Operating payables                                          (822)          (564)
                                                   -----------------------------
Total net assets                                     $35,614,866    $35,473,745
                                                   =============================

The composition of assets of the ALC Lifestyle Growth Fund Master Trust at December 31, 1997 and 1996 was as follows:

                                                         1997           1996
                                                   -----------------------------

Dreyfus Lifestyle Growth Fund                         $5,117,053     $1,949,121
Operating payables                                            (5)            (1)
                                                   -----------------------------
                                                      $5,117,048     $1,949,120
                                                   =============================

The composition of assets of the ALC Lifestyle Income Fund Master Trust at December 31, 1997 and 1996 was as follows:

                                                         1997           1996
                                                   -----------------------------

Dreyfus Lifestyle Income Fund                         $1,825,632       $590,191
Operating payables                                            (2)            --
                                                   -----------------------------
                                                      $1,825,630       $590,191
                                                   =============================

The composition of assets of the ALC Lifestyle Growth and Income Fund Master Trust at December 31, 1997 and 1996 was as follows:

                                                     1997             1996
                                           -------------------------------------

Dreyfus Lifestyle Growth and Income Fund          $22,740,752      $18,049,004
Receivables                                                56                1
                                           -------------------------------------
                                                  $22,740,808      $18,049,005
                                           =====================================

Detail information regarding the composition of the various Lifestyle funds are reported in the separate collective trust filings.

The composition of the changes in net assets of the various master trusts is as follows:

                                  ALC FIXED INCOME MASTER          ALC ALLIANCE EQUITY MASTER        ALC ATI COMMON STOCK MASTER
                                           TRUST                              TRUST                             TRUST
                            -----------------------------------------------------------------------------------------------------
                                                                    YEAR ENDED DECEMBER 31
                            -----------------------------------------------------------------------------------------------------
                                 1997               1996             1997             1996              1997              1996
                            -----------------------------------------------------------------------------------------------------

Investment income:
   Interest income
   (loss)                      $  8,694,877      $  8,225,640      $        --      $    16,937      $    (1,554)     $    15,713
   Realized gains on
     sale of investments                 --                --               --               --        1,835,342        1,588,011
   Unrealized appreciation
     in fair value
     of investments                      --                --               --               --        2,318,151        3,346,346
   Dividends                             --                --               --               --          837,662          537,617
   Net gain, registered
     registered
     companies                           --                --       13,819,313        7,335,440               --               --
   Net gain, common
     collective funds               468,281           743,008               --               --           73,411               --
Other income                          1,343                --               --               --               --               --
Administrative
   expenses                        (189,938)         (256,059)        (211,873)        (173,713)         (27,286)         (14,043)
Transfers                       (15,337,329)      (10,804,451)      (6,981,034)       5,469,649       (4,894,605)      30,000,101
                              ---------------------------------------------------------------------------------------------------
Net increase (decrease)          (6,362,766)       (2,091,862)       6,626,406       12,648,313          141,121       35,473,745
Total net assets at
   beginning of year            141,659,257       143,751,119       53,562,962       40,914,649       35,473,745               --
                              ---------------------------------------------------------------------------------------------------
Total net assets at
   end of year                 $135,296,491      $141,659,257      $60,189,368      $53,562,962      $35,614,866      $35,473,745
                              ===================================================================================================

                             ALC LIFESTYLE GROWTH FUND          ALC LIFESTYLE INCOME FUND           ALC LIFESTYLE GROWTH AND
                                   MASTER TRUST                        MASTER TRUST                 INCOME FUND MASTER TRUST
                       -------------------------------------------------------------------------------------------------------
                                                                 YEAR ENDED DECEMBER 31
                       -------------------------------------------------------------------------------------------------------
                              1997              1996              1997             1996             1997              1996
                       -------------------------------------------------------------------------------------------------------

Investment income:
   Interest income         $        --       $        --       $       105       $      --       $         1      $        110
   Realized gains on
     sale of                        --                --                --              --                --         3,769,730
     investments
   Unrealized
     depreciation in
     fair value of                  --                --                --              --                --        (3,794,673)
     investments
   Net gain, common
     collective funds          882,650           113,120           152,034          24,356         3,853,009         1,384,385
Transfers                    2,285,394         1,836,065         1,083,338         565,870           838,793           762,689
Administrative
   expenses                       (116)              (65)              (38)            (35)               --              (402)
                       -------------------------------------------------------------------------------------------------------
Net increase                 3,167,928         1,949,120         1,235,439         590,191         4,691,803         2,121,839
Total net assets at
   beginning of year         1,949,120                --           590,191              --        18,049,005        15,927,166
                       -------------------------------------------------------------------------------------------------------
Total net assets at
   end of year             $ 5,117,048       $ 1,949,120       $ 1,825,630       $ 590,191       $22,740,808      $ 18,049,005
                       =======================================================================================================

The average yield for 1997 and 1996 for the ALC Fixed Income Master Trust was 6.57% and 6.43%, respectively. Credited interest rates on the contracts ranged from 5.60% to 8.18% and 5.24% to 8.18% for 1997 and 1996, respectively, and are determined at contract inception.

Interest, realized and unrealized gains and losses, and management fees from the master trusts are included in the allocation of net earnings (losses) from master trusts on the statement of changes in net assets available for benefits.

The changes in cumulative net unrealized gain (loss) for the years ended December 31, 1997 and 1996 are as follows:

                     LIFESTYLE
                      GROWTH                                                      DREYFUS
                        AND          LIFESTYLE    LIFESTYLE       ALLIANCE      DISCIPLINED
                      INCOME          GROWTH       INCOME          EQUITY          STOCK
                       FUND            FUND         FUND            FUND            FUND
                    --------------------------------------------------------------------------
Balance at
  December 31,
   1995             $ 2,841,405       $     --     $    --      $12,961,877      $       --
   Unrealized
     gain (loss)     (1,776,840)        81,197       8,777        5,733,121         169,246
                    --------------------------------------------------------------------------
Balance at
  December 31,
  1996                1,064,565         81,197       8,777       18,694,998         169,246
     Unrealized
     gain (loss)      2,588,204        463,784      52,212       (7,699,031)      2,133,690
                    --------------------------------------------------------------------------
Balance at
  December 31,
  1997              $ 3,652,769       $544,981     $60,989      $10,995,967      $2,302,936
                    ==========================================================================


                       DREYFUS            DREYFUS
                        SMALL              INTER-
                       COMPANY            NATIONAL       COMPANY           STOCK
                        VALUE              VALUE          STOCK            INDEX
                        FUND                FUND           FUND             FUND           TOTAL
                    -------------------------------------------------------------------------------
Balance at
  December 31,
   1995                $       --         $     --      $ 5,516,526       $ 728,110     $22,047,918
   Unrealized
     gain (loss)         (199,140)          14,680        2,102,392        (728,110)      5,405,323
                    -------------------------------------------------------------------------------
Balance at
  December 31,
  1996                   (199,140)          14,680        7,618,918              --      27,453,241
     Unrealized
     gain (loss)        1,529,186          (88,996)      (4,166,023)             --      (5,186,974)
                    -------------------------------------------------------------------------------
Balance at
  December 31,
  1997                 $1,330,046         $(74,316)     $ 3,452,895       $      --     $22,266,267
                    ===============================================================================


4. INCOME TAX STATUS

The Plan has received a determination letter from the Internal Revenue Service dated July 23, 1996, stating that the Plan is qualified under Section 401(a) of the Internal Revenue Code of 1986 (the Code) and that the trust, therefore, is exempt from taxation. Once qualified, the Plan is required to operate in conformity with the Code and ERISA to maintain its tax-exempt status. The administrator is not aware of any course of action or series of events that have occurred that might adversely affect the Plan's qualified status.

5. TRANSACTIONS WITH PARTIES-IN-INTEREST

Investment fees paid during the year for services rendered were based on customary and reasonable rates for such services.

6. YEAR 2000 (UNAUDITED)

Allegheny Teledyne has initiated formal communications with its significant service providers (plan trustee and plan recordkeeper) to determine the extent to which the Plan's systems or operations are vulnerable to those parties' failure to remediate their own Year 2000 issues. In addition, Allegheny Teledyne has been reviewing its own internal systems that impact the processing of employee benefits. Allegheny Teledyne expects that all necessary modifications to these internal systems will be completed prior to any significant impact on these internal systems.

The Plan's service providers have indicated that they are presently taking steps to ensure that the Plan's systems and operations will be Year 2000 compliant.

                                    SCHEDULES

                    Allegheny Ludlum Retirement Savings Plan

            Item 27a--Schedule of Assets Held for Investment Purposes

                                December 31, 1997


                                                                                                        MARKET
                     DESCRIPTION                             UNITS/SHARES           COST VALUE           VALUE
---------------------------------------------------------------------------------------------------------------------

Dreyfus Disciplined Stock Fund*:
   Interest in Dreyfus Disciplined Stock Fund            895,199.333 shares          $25,555,667      $27,858,603

Dreyfus Small Company Value Fund*:
   Interest in Dreyfus Small Company Value Fund          733,097.031 shares           14,116,308       15,446,354

Dreyfus International Value Fund*:
   Interest in Dreyfus International Value Fund          203,055.763 shares            3,038,930        2,964,614

Self-Directed Fund:
   Dreyfus 100% U.S. Treasury Money Market Fund*          30,435.300 shares               30,435           30,435
   Dreyfus Appreciation Fund, Inc.*                          658.430 shares               20,209           21,320
   Dreyfus/Laurel Funds, Inc. Premier Midcap Stock
     Fund*                                                   218.223 shares                3,643            3,341
   Dreyfus Growth & Value Funds--Midcap Value*             1,817.114 shares               40,033           37,287
   Dreyfus Growth & Income Small Co. Value Fund*             214.839 shares                4,527            4,527
   Fidelity Puritan Tr. Puritan Fund                       1,082.136 shares               19,940           20,972
   Fidelity Low Priced Stock Fund                            460.092 shares               10,808           11,562
   Fidelity Secs. Fund Growth & Income Portfolio             299.125 shares               10,488           11,397
   Fidelity Secs. Fund Dividend Growth Fund                  491.449 shares               11,066           11,436
   Janus Investment Fund Sh. Ben. Int.                       705.607 shares               18,282           17,570
   Janus Investment Fund Growth & Income Fund                713.463 shares               14,856           16,517
   Janus Investment Fund Worldwide Fund                    2,102.039 shares               75,000           79,415
   Janus Investment Fund Overseas Fund                     1,312.649 shares               22,035           22,827
   T. Rowe Price Mid Cap Growth Fund                         561.174 shares               15,010           16,050
   T. Rowe Price Intl. Funds Inc. European Stock Fund        783.325 shares               15,000           15,165
   Templeton Funds Inc. World Fund Class I                 1,214.114 shares               20,758           20,420
                                                                                 ------------------------------------
                                                                                         332,090          340,241
Participant Loans:
   Interest in Participant Loans                            9.25% to 9.50%                     -        4,367,721


                                                                                 ------------------------------------
                                                                                     $43,042,995      $50,977,533
                                                                                 ====================================


*Party-in-interest

                    Allegheny Ludlum Retirement Savings Plan

                  Item 27d--Schedule of Reportable Transactions

                          Year ended December 31, 1997



                                       PURCHASE         PURCHASE          SALE           SELLING
       DESCRIPTION OF ASSETS         TRANSACTIONS        PRICE        TRANSACTIONS        PRICE           GAIN
---------------------------------------------------------------------------------------------------------------------

Type (iii) transactions:
   Dreyfus Disciplined Stock
     Fund                                 159           $16,707,971         --           $       --      $     --
   Dreyfus Disciplined Stock
     Fund                                  --                    --        104            9,195,020       925,568
   Dreyfus Small Company Value
     Fund                                 166            15,781,953         --                   --            --
   Dreyfus Small Company Value
     Fund                                  --                    --        100            6,572,006       530,983
   Dreyfus International Value
     Fund                                 128             3,598,523         --                   --            --
   Dreyfus International Value
     Fund                                  --                    --         72            1,520,736        84,197


There were no Type (i), (ii), or (iv) transactions during the year ended December 31, 1997.

                               Audited Financial Statements

                               401(k) SAVINGS ACCOUNT PLAN
                               FOR EMPLOYEES OF THE
                               WASHINGTON PLANT

                               Year ended December 31, 1997 and
                               period April 1, 1996 through December 31, 1996 with Report of Independent Auditors

                           401(k) Savings Account Plan
                      for Employees of the Washington Plant

                          Audited Financial Statements

                        Year ended December 31, 1997 and
                 period April 1, 1996 through December 31, 1996




                                    CONTENTS

Report of Independent Auditors ....................................................   26

Audited Financial Statements

Statements of Net Assets Available for Benefits with Fund Information..............   27
Statements of Changes in Net Assets Available for Benefits with Fund Information...   29
Notes to Financial Statements .....................................................   31


Schedules

Item 27a--Schedule of Assets Held for Investment Purposes..........................   41
Item 27d--Schedule of Reportable Transactions......................................   42

                         REPORT OF INDEPENDENT AUDITORS

The Plan Administrator
401(k) Savings Account Plan for Employees of the Washington Plant

We have audited the accompanying statements of net assets available for benefits of the 401(k) Savings Account Plan for Employees of the Washington Plant (the
Plan) as of December 31, 1997 and 1996, and the related statements of changes in net assets available for benefits for the year ended December 31, 1997 and the period April 1, 1996 (date of the Plan's inception) through December 31, 1996. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1997 and 1996, and the changes in net assets available for benefits for the year ended December 31, 1997 and the period April 1, 1996 through December 31, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedules of assets held for investment purposes as of December 31, 1997 and reportable transactions for the year then ended, are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the financial statements. The Fund Information in the statements of net assets available for benefits and the statements of changes in net assets available for benefits is presented for purposes of additional analysis rather than to present the net assets available for benefits and changes in net assets available for benefits of each fund. The supplemental schedules and Fund Information have been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, are fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ ERNST & YOUNG LLP
June 5, 1998

                           401(k) Savings Account Plan
                      for Employees of the Washington Plant

      Statement of Net Assets Available for Benefits with Fund Information

                                December 31, 1997




                             LIFESTYLE      LIFESTYLE       LIFESTYLE        ALLIANCE         FIXED
                             GROWTH AND       GROWTH         INCOME           EQUITY         INCOME
                            INCOME FUND        FUND           FUND             FUND           FUND
                           -----------------------------------------------------------------------------

ASSETS
Investments:
   Interest in Allegheny
     Ludlum Corporation
     Master Trusts              $98,019      $4,596           $157           $263,569        $67,853
   Interest in registered
     investment companies            --          --             --                 --             --
                           -----------------------------------------------------------------------------
Net assets available for
   benefits                     $98,019      $4,596           $157           $263,569        $67,853
                           =============================================================================


                                              DREYFUS
                                               SMALL         DREYFUS
                               DREYFUS        COMPANY     INTERNATIONAL      COMPANY
                             DISCIPLINED       VALUE          VALUE           STOCK
                              STOCK FUND        FUND           FUND           FUND             TOTAL
                           ------------------------------------------------------------------------------

ASSETS
Investments:
   Interest in Allegheny
     Ludlum Corporation
     Master Trusts              $     --       $    --         $   --         $35,008        $469,202
   Interest in registered
     investment companies        223,415        49,231          9,328              --         281,974
                           ------------------------------------------------------------------------------
Net assets available for
   benefits                     $223,415       $49,231         $9,328         $35,008        $751,176
                           ==============================================================================

See accompanying notes.

                           401(k) Savings Account Plan
                      for Employees of the Washington Plant

      Statement of Net Assets Available for Benefits with Fund Information

                                December 31, 1996




                             LIFESTYLE      LIFESTYLE       ALLIANCE         FIXED           DREYFUS
                             GROWTH AND       GROWTH         EQUITY          INCOME        DISCIPLINED
                            INCOME FUND        FUND           FUND            FUND         STOCK FUND
                           ----------------------------------------------------------------------------

ASSETS
Investments:
   Interest in Allegheny
     Ludlum Corporation
     Master Trusts              $36,746        $127          $133,664         $20,871       $    --
   Interest in registered
     investment companies            --          --                --              --        83,181
                           ----------------------------------------------------------------------------
Net assets available for
   benefits                     $36,746        $127          $133,664         $20,871       $83,181
                           ============================================================================

                               DREYFUS
                                SMALL         DREYFUS
                               COMPANY     INTERNATIONAL      COMPANY
                                VALUE          VALUE           STOCK
                                 FUND           FUND           FUND             TOTAL
                           --------------------------------------------------------------

ASSETS
Investments:
   Interest in Allegheny
     Ludlum Corporation
     Master Trusts               $  --          $   --        $13,752         $205,160
   Interest in registered
     investment companies         938            3,001             --           87,120
                           --------------------------------------------------------------
Net assets available for
   benefits                      $938           $3,001        $13,752         $292,280
                           ==============================================================


See accompanying notes.

                           401(k) Savings Account Plan
                      for Employees of the Washington Plant

 Statement of Changes in Net Assets Available for Benefits with Fund Information

                          Year ended December 31, 1997



                                LIFESTYLE
                                 GROWTH      LIFESTYLE    LIFESTYLE     ALLIANCE         FIXED
                               AND INCOME     GROWTH       INCOME        EQUITY         INCOME
                                  FUND         FUND         FUND          FUND           FUND
                              ------------------------------------------------------------------
ADDITIONS
Employee contributions          $37,068       $3,085        $151       $108,583        $35,755
Investment income:
   Allocation of net
     earnings from Allegheny
     Ludlum Corporation
     Master Trusts               11,610          513           6         53,012          3,154
   Earnings from registered
     investment companies            --           --          --             --             --
Interfund transfers              12,661          874          --        (31,297)         8,642
                              ------------------------------------------------------------------
                                 61,339        4,472         157        130,298         47,551
Deductions:
   Distributions to
     participants                    66            3          --            393            569
                              ------------------------------------------------------------------

Net additions                    61,273        4,469         157        129,905         46,982
Net assets available for
   benefits at
   beginning of year             36,746          127          --        133,664         20,871
                              ------------------------------------------------------------------
Net assets available for
   benefits
   at end of year               $98,019       $4,596        $157       $263,569        $67,853
                              ==================================================================


                                              DREYFUS
                                 DREYFUS       SMALL       DREYFUS
                               DISCIPLINED    COMPANY   INTERNATIONAL     COMPANY
                                  STOCK        VALUE        VALUE          STOCK
                                   FUND        FUND          FUND          FUND            TOTAL
                              ----------------------------------------------------------------------
ADDITIONS
Employee contributions         $  95,405     $43,193       $6,849         $15,781        $345,870
Investment income:
   Allocation of net
     earnings from Allegheny
     Ludlum Corporation
     Master Trusts                    --          --           --           1,773          70,068
   Earnings from registered
     investment companies         40,440       4,084          209              --          44,733
Interfund transfers                5,016       1,016         (614)          3,702              --
                              -----------------------------------------------------------------------
                                 140,861      48,293        6,444          21,256         460,671
Deductions:
   Distributions to
     participants                    627          --          117              --           1,775
                              -----------------------------------------------------------------------

Net additions                    140,234      48,293        6,327          21,256         458,896
Net assets available for
   benefits at
   beginning of year              83,181         938        3,001          13,752         292,280
                              -----------------------------------------------------------------------
Net assets available for
   benefits at
   end of year                  $223,415     $49,231       $9,328         $35,008        $751,176
                              =======================================================================

See accompanying notes.

                           401(k) Savings Account Plan
                      for Employees of the Washington Plant

 Statement of Changes in Net Assets Available for Benefits with Fund Information

                 Period April 1, 1996 through December 31, 1996



                                LIFESTYLE                                             DREYFUS
                                 GROWTH      LIFESTYLE    ALLIANCE        FIXED     DISCIPLINED
                               AND INCOME     GROWTH       EQUITY        INCOME        STOCK
                                  FUND         FUND         FUND          FUND          FUND
                              -------------------------------------------------------------------
ADDITIONS
Employee contributions            $36,271      $313      $123,206         $19,407      $74,617
Investment income:
   Allocation of net
     earnings from Allegheny
     Ludlum Corporation
     Master Trusts                  2,183        48         8,671             576           --
   Net gain from Collective
     Investment Funds                  --        --            --              --        5,130
   Earnings from registered
     investment companies              --        --            --              --        6,405
   Dividend income                     --        --            --              --           --
   Net appreciation in fair
     value of investments              --        --            --              --           --
Interfund transfers                (1,708)     (234)        1,787             888       (2,971)
                              -------------------------------------------------------------------
                                   36,746       127       133,664          20,871       83,181
Deductions:
   Distributions to
     participants                      --        --            --              --           --
                              -------------------------------------------------------------------
                                       --        --            --              --           --
                              -------------------------------------------------------------------

Net additions                      36,746       127       133,664          20,871       83,181
Net assets available for
   benefits at
   beginning of period                 --        --            --              --           --
                              -------------------------------------------------------------------
Net assets available for
   benefits at
   end of period                  $36,746      $127      $133,664         $20,871      $83,181
                              ===================================================================


                               DREYFUS
                                SMALL       DREYFUS
                               COMPANY   INTERNATIONAL     COMPANY
                                VALUE        VALUE          STOCK
                                FUND          FUND          FUND            TOTAL
                              -------------------------------------------------------
ADDITIONS
Employee contributions           $887       $  877         $11,269        $266,847
Investment income:
   Allocation of net
     earnings from Allegheny
     Ludlum Corporation
     Master Trusts                 --           --           1,648          13,126
   Net gain from Collective
     Investment Funds               1           --               7           5,138
   Earnings from registered
     investment companies          50           65              --           6,520
   Dividend income                 --           --              39              39
   Net appreciation in fair
     value of investments           --          --             610             610
Interfund transfers                 --       2,059             179              --
                              -------------------------------------------------------
                                  938        3,001          13,752         292,280
Deductions:
   Distributions to
     participants                  --           --              --              --
                              -------------------------------------------------------
                                   --           --              --              --
                              -------------------------------------------------------

Net additions                     938        3,001          13,752         292,280
Net assets available for
   benefits at
   beginning of period             --           --              --              --
                              -------------------------------------------------------
Net assets available for
   benefits at
   end of period                 $938       $3,001         $13,752        $292,280
                              =======================================================

See accompanying notes.

                           401(k) Savings Account Plan
                      for Employees of the Washington Plant

                          Notes to Financial Statements

                                December 31, 1997


1. SIGNIFICANT ACCOUNTING POLICIES

Investments are stated at fair value determined as follows:

       Allegheny Teledyne Incorporated (Allegheny Teledyne) common stock in the Company Stock Fund is stated at the quoted market price on the New York Stock Exchange.

       The Fixed Income Fund is stated at cost plus net earnings, which approximates market value.

       All other funds are stated at their net asset value, based on the quoted market prices of the securities held in such funds on applicable exchanges.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. DESCRIPTION OF THE PLAN

The 401(k) Savings Account Plan for Employees of the Washington Plant (the Plan) is a defined contribution plan within the meaning of the Employee Retirement Income Security Act of 1974 (ERISA).

The purpose of the Plan is to encourage thrift and to assist union employees accumulate a fund to supplement retirement income by allowing eligible employees to make tax-deferred contributions to the Plan. Employee contributions to the Plan can range between 1% and 18% of eligible wages subject to Internal Revenue Service (IRS) limitations. In addition, the employee's annual pretax profit sharing award and pretax Longevity Incentive Payment Plan award may be contributed at the employee's discretion.

The investment options provided by the Plan are as follows:

       Lifestyle Growth and Income Fund--invests in equity and fixed income securities and may invest up to 15% of its assets in international securities.

       Lifestyle Growth Fund--invests in equity and fixed income securities and may invest up to 25% of its assets in international securities.

       Lifestyle Income Fund--consists of common stock, fixed income securities and short-term money market instruments.

       Alliance Equity Fund--consists of common stock.

       Fixed Income Fund--consists of amounts invested in insurance companies or other financial institutions under an agreement with repayment in full, plus interest at a fixed rate.

       Dreyfus Disciplined Stock Fund--invests in equity securities and may invest up to 20% of its assets in high quality money market accounts.

       Dreyfus Small Company Value Fund--invests primarily in small domestic and foreign company equities and to a limited degree, in bonds and money market instruments.

       Dreyfus International Value Fund--consists of equity securities of foreign company equities, and to a limited degree, in bonds and money market instruments.

       Company Stock Fund--consists of Allegheny Teledyne common stock.

Separate accounts are maintained by the plan sponsor for each participating employee. Trustee fees and asset management fees charged for the administration of all funds are charged against net assets available for benefits of the respective fund. Certain other expenses of administering the Plan are paid by the plan sponsor.

In the event that the Plan is partially or completely terminated, all amounts credited to the accounts of the affected participants become fully vested.

Information about the Plan is contained in the Summary Plan Description. Copies of this Summary Plan Description are available from the Allegheny Teledyne Personnel and Compensation Committee (the Committee).

3. INVESTMENTS

The Plan is a participant in the ALC Fixed Income Master Trust, the ALC Alliance Equity Master Trust, ALC ATI Common Stock Master Trust, ALC Lifestyle Growth Fund Master Trust, ALC Lifestyle Income Fund Master Trust and ALC Lifestyle Growth and Income Fund Master Trust. The Plan's participating interests in these master trusts as of December 31 were as follows:

                                                        1997         1996
                                                    -------------------------

ALC Fixed Income Master Trust                           0.05%        0.01%
ALC Alliance Equity Master Trust                        0.44%        0.25%
ALC ATI Common Stock Master Trust                       0.10%        0.04%
ALC Lifestyle Growth Fund Master Trust                   .09%         .01%
ALC Lifestyle Income Fund Master Trust                    --           --
ALC Lifestyle Growth and Income Fund Master Trust        .43%         .20%

The composition of the net assets of the ALC Fixed Income Master Trust at December 31, 1997 and 1996 was as follows:

                                                     1997             1996
                                             -----------------------------------

Guaranteed investment contracts:
   Confederation Life Insurance Company            $    29,118      $  4,024,149
   Continental Assurance Company                     6,718,924         9,404,989
   John Hancock Life Insurance Company               2,600,000                --
   Life Insurance Company of Virginia                8,725,219        15,918,713
   New York Life Insurance Company                  15,169,828        14,124,589
   Pacific Mutual Life Insurance Company             5,793,190         5,441,658
   Peoples Security Life Insurance Company          11,038,629        10,403,430
   Prudential Insurance Company                      6,144,220        14,396,590
   Southland Life Insurance Company                 16,288,645        15,200,545
   Security Life of Denver                                  --         5,000,000
   Protective Life Insurance Company                        --         3,751,970
   Transamerica Occidental                          10,936,663        10,597,526
                                             -----------------------------------
                                                    83,444,436       108,264,159

                                                     1997              1996
                                              ----------------------------------

Synthetic contracts:
   Caisse des Depots et Consignations               3,879,321         3,642,950
   Peoples Security                                 2,948,698                --
   Transamerica Occidental                         13,865,850                --
   Union Bank of Switzerland                        5,937,712         5,920,612
   Westdeutsche Landesbank                         13,727,581        13,668,143
                                              ----------------------------------
                                                   40,359,162        23,231,705

Temporary short-term investments                   10,765,309         9,512,226
Accrued interest receivable                           733,753           655,473
Other payables                                         (6,169)           (4,306)
                                              ----------------------------------
Total net assets                                 $135,296,491      $141,659,257
                                              ==================================

In May 1997, the Allegheny Ludlum Corporation Fixed Income Master Trust received approximately $4,500,000 related to the Confederation Life Insurance Company Guaranteed Investment Contract in accordance with the liquidation plan. Management is unable to determine additional amounts, if any, that will be received by the Allegheny Ludlum Corporation Fixed Income Master Trust.

The composition of net assets of the ALC Alliance Equity Master Trust at December 31, 1997 and 1996 was as follows:

                                                     1997              1996
                                              ----------------------------------

Investment in registered investment companies:
   Alliance Equity Fund S.A. #4 (865.1940 and
     994.6310 shares, respectively)               $60,199,619       $53,579,310
   Cash                                                    90                --
   Operating payables                                 (10,341)          (16,348)
                                              ----------------------------------
Total net assets                                  $60,189,368       $53,562,962
                                              ==================================

The composition of net assets of the ALC ATI Common Stock Master Trust at December 31, 1997 and 1996 was as follows:

                                                        1997            1996
                                                   -----------------------------

Allegheny Teledyne Incorporated Common Stock
   (1,347.732 and 1,537.708 shares, respectively)    $34,872,566    $35,367,284
Receivables                                                4,527         58,750
Short Term Investment Fund                               738,595         48,275
Operating payables                                          (822)          (564)
                                                   -----------------------------
Total net assets                                     $35,614,866    $35,473,745
                                                   =============================

The composition of assets of the ALC Lifestyle Growth Fund Master Trust at December 31, 1997 and 1996 was as follows:
                                                        1997            1996
                                                   -----------------------------

Dreyfus Lifestyle Growth Fund                         $5,117,053     $1,949,121
Operating payables                                            (5)            (1)
                                                   -----------------------------
                                                      $5,117,048     $1,949,120
                                                   =============================

The composition of assets of the ALC Lifestyle Income Fund Master Trust at December 31, 1997 and 1996 was as follows:

                                                        1997            1996
                                                   -----------------------------

Dreyfus Lifestyle Income Fund                         $1,825,632       $590,191
Operating payables                                            (2)            --
                                                   -----------------------------
                                                      $1,825,630       $590,191
                                                   =============================

The composition of assets of the ALC Lifestyle Growth and Income Fund Master Trust at December 31, 1997 and 1996 was as follows:

                                                        1997            1996
                                                   -----------------------------

Dreyfus Lifestyle Growth & Income Fund               $22,740,752    $18,049,004
Receivables                                                   56              1
                                                   -----------------------------
                                                     $22,740,808    $18,049,005
                                                   =============================

Detail information regarding the composition of the various lifestyle funds are reported in the separate collective trust filings.

3. INVESTMENTS (CONTINUED)

The composition of the changes in net assets of the various master trusts is as follows:

                                  ALC FIXED INCOME MASTER          ALC ALLIANCE EQUITY MASTER         ALC ATI COMMON STOCK MASTER
                                           TRUST                              TRUST                                TRUST
                       ----------------------------------------------------------------------------------------------------------
                                                                     YEAR ENDED DECEMBER 31
                       ----------------------------------------------------------------------------------------------------------
                                   1997              1996            1997              1996             1997              1996
                       ----------------------------------------------------------------------------------------------------------

Investment income:
   Interest income (loss)      $  8,694,877      $  8,225,640      $        --      $    16,937      $    (1,554)     $    15,713
   Realized gains on
     sale of investments                 --                --               --               --        1,835,342        1,588,011
   Unrealized appreciation
     in fair value
     of investments                      --                --               --               --        2,318,151        3,346,346
   Dividends                             --                --               --               --          837,662          537,617
   Net gain, registered
     investment
     companies                           --                --       13,819,313        7,335,440               --               --
   Net gain, common
     collective funds               468,281           743,008               --               --           73,411               --
Other income                          1,343                --               --               --               --               --
Administrative expenses            (189,938)         (256,059)        (211,873)        (173,713)         (27,286)         (14,043)
Transfers                       (15,337,329)      (10,804,451)      (6,981,034)       5,469,649       (4,894,605)      30,000,101
                       ----------------------------------------------------------------------------------------------------------
Net increase (decrease)          (6,362,766)       (2,091,862)       6,626,406       12,648,313          141,121       35,473,745
Total net assets at
   beginning of year            141,659,257       143,751,119       53,562,962       40,914,649       35,473,745               --
                       ----------------------------------------------------------------------------------------------------------
Total net assets at
   end of year                 $135,296,491      $141,659,257      $60,189,368      $53,562,962      $35,614,866      $35,473,745
                       ==========================================================================================================

                         ALC LIFESTYLE GROWTH FUND      ALC LIFESTYLE INCOME FUND        ALC LIFESTYLE GROWTH AND
                               MASTER TRUST                    MASTER TRUST              INCOME FUND MASTER TRUST
                       ----------------------------------------------------------------------------------------------
                                                          YEAR ENDED DECEMBER 31
                       ----------------------------------------------------------------------------------------------
                            1997           1996            1997            1996            1997            1996
                       ----------------------------------------------------------------------------------------------

Investment income:
   Interest income      $       --      $       --      $      105        $     --     $         1     $       110
   Realized gains on
     sale of                    --              --              --              --              --       3,769,730
     investments
   Unrealized
     depreciation in
     fair value of              --              --              --              --              --      (3,794,673)
     investments
   Net gain, common
     collective funds      882,650         113,120         152,034          24,356       3,853,009       1,384,385
Transfers                2,285,394       1,836,065       1,083,338         565,870         838,793         762,689
Administrative
   expenses                   (116)            (65)            (38)            (35)             --            (402)
                       ----------------------------------------------------------------------------------------------
Net increase             3,167,928       1,949,120       1,235,439         590,191       4,691,803       2,121,839
Total net assets at
   beginning of year     1,949,120              --         590,191              --      18,049,005      15,927,166
                       ----------------------------------------------------------------------------------------------
Total net assets at
   end of year          $5,117,048      $1,949,120      $1,825,630        $590,191     $22,740,808     $18,049,005
                       ==============================================================================================

The average yield for 1997 and 1996 for the ALC Fixed Income Master Trust was 6.57% and 6.43%, respectively. Credited interest rates on the contracts ranged from 5.60% to 8.18% and 5.24% to 8.18% for 1997 and 1996, respectively, and are determined at contract inception.

Interest, realized and unrealized gains and losses, and management fees from the master trusts are included in the allocation of net earnings (losses) from master trusts on the statement of changes in net assets available for benefits.

The changes in cumulative net unrealized gain (loss) for the period April 1, 1996 through December 31, 1997 are as follows:

                      LIFESTYLE                                               DREYFUS     DREYFUS
                       GROWTH                                    DREYFUS       SMALL      INTER-
                         AND    LIFESTYLE LIFESTYLE  ALLIANCE  DISCIPLINED    COMPANY    NATIONAL    COMPANY
                       INCOME    GROWTH     INCOME    EQUITY      STOCK        VALUE       VALUE      STOCK
                        FUND      FUND       FUND      FUND        FUND        FUND        FUND        FUND      TOTAL
                      ----------------------------------------------------------------------------------------------------

Balance at April 1,
   1996               $    --     $ --       $--     $    --     $    --      $   --       $ --       $   --    $    --
     Unrealized gain
       (loss)           2,046        6        --       6,084         884         (41)        17        1,647     10,643
                      ----------------------------------------------------------------------------------------------------
Balance at
   December 31, 1996    2,046        6        --       6,084         884         (41)        17        1,647     10,643
     Unrealized gain
       (loss)          10,614      378         6      46,060      15,774       2,598        (89)         (77)    75,264
                      ----------------------------------------------------------------------------------------------------
Balance at
   December 31, 1997  $12,660     $384       $ 6     $52,144     $16,658      $2,557       $(72)      $1,570    $85,907
                      ====================================================================================================

4. INCOME TAX STATUS

The Plan has received a determination letter from the Internal Revenue Service dated March 3, 1998, stating that the Plan is qualified under Section 401(a) of the Internal Revenue Code of 1986 (the Code) and that the trust, therefore, is exempt from taxation. Once qualified, the Plan is required to operate in conformity with the Code and ERISA to maintain its tax-exempt status. The administrator is not aware of any course of action or series of events that have occurred that might adversely affect the Plan's qualified status.

5. TRANSACTIONS WITH PARTIES-IN-INTEREST

Investment fees paid during the period for services rendered were based on customary and reasonable rates for such services.

6. YEAR 2000 (UNAUDITED)

Allegheny Teledyne has initiated formal communications with its significant service providers (plan trustee and plan recordkeeper) to determine the extent to which the Plan's systems or operations are vulnerable to those parties' failure to remediate their own Year 2000 issues. In addition, Allegheny Teledyne has been reviewing its own internal systems that impact the processing of employee benefits. Allegheny Teledyne expects that all necessary modifications to these internal systems will be completed prior to any significant impact on these internal systems.

The Plan's service providers have indicated that they are presently taking steps to ensure that the Plan's systems and operations will be Year 2000 compliant.

                                    SCHEDULES

                           401(k) Savings Account Plan
                      for Employees of the Washington Plant

            Item 27a--Schedule of Assets Held for Investment Purposes

                                December 31, 1997


                         DESCRIPTION                              UNITS/SHARES            COST          MARKET VALUE
-----------------------------------------------------------------------------------------------------------------------

Dreyfus Disciplined Stock Fund*:
   Interest in Dreyfus Disciplined Stock Fund                   7,179.137 shares          $206,757         $223,415

Dreyfus Small Company Value Fund*:
   Interest in Dreyfus Small Company Value Fund                 2,336.477 shares            46,673           49,231

Dreyfus International Value Fund*:
   Interest in Dreyfus International Value Fund                   638.833 shares             9,399            9,328
                                                                                    -----------------------------------
Total investments                                                                         $262,829         $281,974
                                                                                    ===================================


*Represents party-in-interest.

                           401(k) Savings Account Plan
                      for Employees of the Washington Plant

                  Item 27d--Schedule of Reportable Transactions

                          Year ended December 31, 1997


                                                PURCHASE        PURCHASE        SALE         SELLING        GAIN
           DESCRIPTION OF ASSETS              TRANSACTIONS       PRICE      TRANSACTIONS      PRICE        (LOSS)
---------------------------------------------------------------------------------------------------------------------

Type (i) Transactions
   Dreyfus Disciplined Stock Fund                    1          $ 10,587          --          $    --      $   --
   Dreyfus Disciplined Stock Fund                   --                --           1            6,005         924
   Dreyfus Small Co. Value Fund                      1             5,331          --               --          --
   Dreyfus Small Co. Value Fund                      1             4,401          --               --          --
   Dreyfus Disciplined Stock Fund                    1             9,085          --               --          --

Type (iii) Transactions
   Dreyfus Disciplined Stock Fund                   40           113,621          --               --          --
   Dreyfus Disciplined Stock Fund                   --                --           6           13,827       1,939
   Dreyfus Small Company Value Fund                 29            49,670          --               --          --
   Dreyfus Small Company Value Fund                 --                --           2            5,462         659
   Dreyfus International Value Fund                 29             7,729          --               --          --
   Dreyfus International Value Fund                 --                --           3            1,611           7


There were no Type (ii) or (iv) transactions during the year ended December 31, 1997.

                                        Audited Financial Statements

                                        SAVINGS AND SECURITY PLAN
                                        OF THE TUBULAR PRODUCTS/PLATE
                                        PRODUCTS DIVISIONS OF ALLEGHENY
                                        LUDLUM CORPORATION

                                        One Month ended January 31, 1998 and the years ended December 31, 1997 and 1996 with Report of Independent Auditors

                        Savings and Security Plan of the
                    Tubular Products/Plate Products Divisions
                         of Allegheny Ludlum Corporation

                          Audited Financial Statements

                    One Month ended January 31, 1998 and the
                     years ended December 31, 1997 and 1996




                                    CONTENTS

Report of Independent Auditors ..........................................  45

Audited Financial Statements

Statements of Net Assets Available for Benefits
   with Fund Information ................................................  46
Statements of Changes in Net Assets Available for Benefits
   with Fund Information ................................................  49
Notes to Financial Statements ...........................................  52


Schedules

Item 27a--Schedule of Assets Held for Investment Purposes ...............  63
Item 27d--Schedule of Reportable Transactions............................  64

                         REPORT OF INDEPENDENT AUDITORS

Personnel and Compensation Committee
Allegheny Ludlum Corporation

We have audited the accompanying statements of net assets available for benefits of the Savings and Security Plan of the Tubular Products/Plate Products Divisions of Allegheny Ludlum Corporation (the Plan) as of January 31, 1998 and December 31, 1997 and 1996, and the related statements of changes in net assets available for benefits for the one-month period and years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Savings and Security Plan of the Tubular Products/Plate Products Division of Allegheny Ludlum Corporation at January 31, 1998 and December 31, 1997 and 1996, and the changes in its net assets available for benefits for the one-month period and years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedules of assets held for investment purposes as of December 31, 1997, and reportable transactions for the year then ended, are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the financial statements. The Fund Information in the statement of net assets available for benefits and the statement of changes in net assets available for benefits is presented for purposes of additional analysis rather than to present the net assets available for benefits and changes in net assets available for benefits of each fund. The supplemental schedules and Fund Information have been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, are fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ ERNST & YOUNG LLP
June 5, 1998

                        Savings and Security Plan of the
                    Tubular Products/Plate Products Divisions
                         of Allegheny Ludlum Corporation

      Statement of Net Assets Available for Benefits with Fund Information

                                January 31, 1998


                            LIFESTYLE
                             GROWTH
                               AND      LIFESTYLE   LIFESTYLE    ALLIANCE       FIXED         DREYFUS
                             INCOME      GROWTH       INCOME      EQUITY       INCOME       DISCIPLINED
                              FUND        FUND         FUND        FUND         FUND        STOCK FUND
                           -------------------------------------------------------------------------------

Net assets available for
   benefits                  $--          $--          $--        $--           $--           $--
                           ===============================================================================


                             DREYFUS
                              SMALL          DREYFUS
                             COMPANY      INTERNATIONAL      COMPANY
                              VALUE           VALUE           STOCK      PARTICIPANT
                               FUND            FUND           FUND          LOANS        TOTAL
                           ------------------------------------------------------------------------

Net assets available for
   benefits                   $--             $--              $--           $--          $--
                           ========================================================================

See accompanying notes.

                        Savings and Security Plan of the
                    Tubular Products/Plate Products Divisions
                         of Allegheny Ludlum Corporation

      Statement of Net Assets Available for Benefits with Fund Information

                                December 31, 1997


                            LIFESTYLE
                             GROWTH
                               AND      LIFESTYLE   LIFESTYLE    ALLIANCE        FIXED        DREYFUS
                             INCOME      GROWTH       INCOME      EQUITY        INCOME      DISCIPLINED
                              FUND        FUND         FUND        FUND          FUND       STOCK FUND
                           ------------------------------------------------------------------------------

ASSETS
Investments:
   Interest in Allegheny
     Ludlum Corporation
     Master Trusts           $73,012     $23,373      $9,801     $142,442       $297,806      $     --
   Interest in registered
     investment companies         --          --          --           --             --       122,220
Participant notes
   receivable                     --          --          --           --             --            --
                           ------------------------------------------------------------------------------
Net assets available for
   benefits                  $73,012     $23,373      $9,801     $142,442       $297,806      $122,220
                           ==============================================================================


                                DREYFUS
                                 SMALL          DREYFUS
                                COMPANY      INTERNATIONAL      COMPANY
                                 VALUE           VALUE           STOCK      PARTICIPANT
                                  FUND            FUND           FUND          LOANS         TOTAL
                           ---------------------------------------------------------------------------

ASSETS
Investments:
   Interest in Allegheny
     Ludlum Corporation
     Master Trusts                $    --        $    --        $154,795       $    --      $701,229
   Interest in registered
     investment companies          15,106         10,413              --            --       147,739
Participant notes
   receivable                          --             --              --        31,290        31,290
                           ----------------------------------------------------------------------------
Net assets available for
   benefits                       $15,106        $10,413        $154,795       $31,290      $880,258
                           ============================================================================

See accompanying notes.

                        Savings and Security Plan of the
                    Tubular Products/Plate Products Divisions
                         of Allegheny Ludlum Corporation

      Statement of Net Assets Available for Benefits with Fund Information

                                December 31, 1996


                            LIFESTYLE
                             GROWTH
                               AND      LIFESTYLE   LIFESTYLE    ALLIANCE       FIXED          DREYFUS
                             INCOME      GROWTH       INCOME      EQUITY       INCOME        DISCIPLINED
                              FUND        FUND         FUND        FUND         FUND         STOCK FUND
                           ------------------------------------------------------------------------------

ASSETS
Investments:
   Interest in Allegheny
     Ludlum Corporation
     Master Trusts          $254,640     $50,898     $29,770     $636,462     $3,554,103      $     --
   Interest in registered
     investment companies         --          --          --           --             --       233,970
Participant notes
   receivable                     --          --          --           --             --            --
                           ==============================================================================
Net assets available for
   benefits                 $254,640     $50,898     $29,770     $636,462     $3,554,103      $233,970
                           ==============================================================================


                               DREYFUS
                                SMALL          DREYFUS
                               COMPANY      INTERNATIONAL      COMPANY
                                VALUE           VALUE           STOCK      PARTICIPANT
                                 FUND            FUND           FUND          LOANS          TOTAL
                           --------------------------------------------------------------------------

ASSETS
Investments:
   Interest in Allegheny
     Ludlum Corporation
     Master Trusts               $    --        $    --        $817,568      $     --     $5,343,441
   Interest in registered
     investment companies         31,553         54,275              --            --        319,798
Participant notes
   receivable                         --             --              --       369,623        369,623
                           ==========================================================================
Net assets available for
   benefits                      $31,553        $54,275        $817,568      $369,623     $6,032,862
                           ==========================================================================

See accompanying notes.

                        Savings and Security Plan of the
                    Tubular Products/Plate Products Divisions
                         of Allegheny Ludlum Corporation

 Statement of Changes in Net Assets Available for Benefits with Fund Information

                        One Month ended January 31, 1998

                            LIFESTYLE
                             GROWTH
                               AND      LIFESTYLE   LIFESTYLE    ALLIANCE       FIXED         DREYFUS
                             INCOME      GROWTH       INCOME      EQUITY       INCOME       DISCIPLINED
                              FUND        FUND         FUND        FUND         FUND        STOCK FUND
                           ------------------------------------------------------------------------------
Additions:
   Cash contributions:
     Employer              $     --    $     --     $    --    $      --      $      --     $      --
     Employee                    --          --          --           --             --            --
   Investment income:
     Allocation of net
       earnings from
       Allegheny Ludlum
       Corporation Master
       Trusts                    --          --          --           --             --            --
     Earnings from registered
       investment companies      --          --          --           --             --            --
     Interest income             --          --          --           --             --            --
   Transfer to other plans  (73,012)    (23,373)     (9,801)    (142,442)      (297,806)     (122,220)
   Interfund transfers           --          --          --           --             --            --
                           ------------------------------------------------------------------------------
                            (73,012)    (23,373)     (9,801)    (142,442)      (297,806)     (122,220)
Deductions:
   Distributions to
     participants                --          --          --           --             --            --
   Fees                          --          --          --           --             --            --
                           ------------------------------------------------------------------------------
                                 --          --          --           --             --            --
                           ------------------------------------------------------------------------------

Net deductions              (73,012)    (23,373)     (9,801)    (142,442)      (297,806)     (122,220)
Net assets available for
   benefits at beginning
   of period                 73,012      23,373       9,801      142,442        297,806       122,220
                           ------------------------------------------------------------------------------
Net assets available for
   benefits at end of
   period                  $     --    $     --     $    --    $      --      $      --     $      --
                           ==============================================================================


                              DREYFUS
                               SMALL          DREYFUS
                              COMPANY      INTERNATIONAL      COMPANY
                               VALUE           VALUE           STOCK      PARTICIPANT
                                FUND            FUND           FUND          LOANS        TOTAL
                           -------------------------------------------------------------------------
Additions:
   Cash contributions:
     Employer                 $     --       $     --        $      --      $     --    $     --
     Employee                       --             --               --            --          --
   Investment income:
     Allocation of net
       earnings from
       Allegheny Ludlum
       Corporation Master
       Trusts                       --             --               --            --          --
     Earnings from registered
       investment companies         --             --               --            --          --
     Interest income                --             --               --            --          --
   Transfer to other plans     (15,106)       (10,413)        (154,795)      (31,290)   (880,258)
   Interfund transfers              --             --               --            --          --
                           -------------------------------------------------------------------------
                               (15,106)       (10,413)        (154,795)      (31,290)   (880,258)
Deductions:
   Distributions to
     participants                   --             --               --            --          --
   Fees                             --             --               --            --          --
                           -------------------------------------------------------------------------
                                    --             --               --            --          --
                           -------------------------------------------------------------------------

Net deductions                 (15,106)       (10,413)        (154,795)      (31,290)   (880,258)
Net assets available for
   benefits at beginning
   of period                    15,106         10,413          154,795        31,290     880,258
                           -------------------------------------------------------------------------
Net assets available for
   benefits at end of
   period                     $     --       $     --        $      --      $     --    $     --
                           =========================================================================

See accompanying notes.

                        Savings and Security Plan of the
                    Tubular Products/Plate Products Divisions
                         of Allegheny Ludlum Corporation

 Statement of Changes in Net Assets Available for Benefits with Fund Information

                          Year ended December 31, 1997

                            LIFESTYLE
                             GROWTH
                               AND      LIFESTYLE   LIFESTYLE    ALLIANCE       FIXED         DREYFUS
                             INCOME      GROWTH       INCOME      EQUITY       INCOME       DISCIPLINED
                              FUND        FUND         FUND        FUND         FUND        STOCK FUND
                           -------------------------------------------------------------------------------
Additions:
   Cash contributions:
     Employer                $  14,822  $  2,558    $     990     $  25,084  $     83,312    $  17,563
     Employee                    6,822     1,754          389        14,009        42,698        8,791
   Investment income:
     Allocation of net
       earnings from
       Allegheny Ludlum
       Corporation Master
       Trusts                   34,609     8,566        4,890        94,248       134,927           --
     Earnings from
       registered
       investment
       companies                    --        --           --            --            --       63,976
     Interest income                --        --           --            --            --           --
   Transfer to other plans    (191,129)  (28,205)     (98,380)     (592,687)   (3,326,938)    (275,985)
   Interfund transfers         (36,119)   (7,908)      72,235       (17,285)      171,695       86,629
                           -------------------------------------------------------------------------------
                              (170,995)  (23,235)     (19,876)     (476,631)   (2,894,306)     (99,026)
Deductions:
   Distributions to
     participants               10,633     4,290           93        17,389       360,591       12,724
   Fees                             --        --           --            --         1,400           --
                           -------------------------------------------------------------------------------
                                10,633     4,290           93        17,389       361,991       12,724
                           -------------------------------------------------------------------------------

Net deductions                (181,628)  (27,525)     (19,969)     (494,020)   (3,256,297)    (111,750)
Net assets available for
   benefits at beginning
   of year                     254,640    50,898       29,770       636,462     3,554,103      233,970
                           -------------------------------------------------------------------------------
Net assets available for
   benefits at end of year   $  73,012   $23,373     $  9,801      $142,442   $   297,806     $122,220
                           ===============================================================================

                              DREYFUS
                               SMALL          DREYFUS
                              COMPANY      INTERNATIONAL      COMPANY
                               VALUE           VALUE           STOCK      PARTICIPANT
                                FUND            FUND           FUND          LOANS        TOTAL
                           -------------------------------------------------------------------------
Additions:
   Cash contributions:
     Employer                  $   3,023     $  3,099         $  23,801     $      --  $   174,252
     Employee                      1,791        1,904             9,902            --       88,060
   Investment income:
     Allocation of net
       earnings from
       Allegheny Ludlum
       Corporation Master
       Trusts                         --           --           123,211            --      400,451
     Earnings from
       registered
       investment
       companies                  13,685        8,049                --            --       85,710
     Interest income                  --           --                --         9,127        9,127
   Transfer to other plans      (106,003)     (60,995)         (476,390)     (297,720)  (5,454,432)
   Interfund transfers            72,167        4,451          (296,125)      (49,740)          --
                           -------------------------------------------------------------------------
                                 (15,337)     (43,492)         (615,601)     (338,333)  (4,696,832)
Deductions:
   Distributions to
     participants                  1,110          370            47,144            --      454,344
   Fees                               --           --                28            --        1,428
                           -------------------------------------------------------------------------
                                   1,110          370            47,172            --      455,772
                           -------------------------------------------------------------------------

Net deductions                   (16,447)     (43,862)         (662,773)     (338,333)  (5,152,604)
Net assets available for
   benefits at beginning
   of year                        31,553       54,275           817,568       369,623    6,032,862
                           -------------------------------------------------------------------------
Net assets available for
   benefits at end of year     $  15,106     $ 10,413         $ 154,795     $  31,290  $   880,258
                           =========================================================================

See accompanying notes.

                        Savings and Security Plan of the
                    Tubular Products/Plate Products Divisions
                         of Allegheny Ludlum Corporation

 Statement of Changes in Net Assets Available for Benefits with Fund Information

                          Year ended December 31, 1996

                                                                                              DREYFUS
                           LIFESTYLE                                               DREYFUS     SMALL
                            GROWTH     LIFESTYLE  LIFESTYLE ALLIANCE    FIXED    DISCIPLINED  COMPANY
                          AND INCOME     GROWTH    INCOME    EQUITY     INCOME      STOCK      VALUE
                             FUND         FUND      FUND      FUND       FUND       FUND        FUND
                         ------------------------------------------------------------------------------
Additions:
   Cash contributions:
     Employer               $  9,312    $   898   $   766   $ 31,745  $  256,863  $ 14,857    $   412
     Employee                  5,151        785       472     35,473     136,058    10,767        372
   Investment income:
     Allocation of net
       earnings from
       Allegheny Ludlum
       Corporation
       Master Trusts          16,317      5,386     1,436     83,357     221,715        --         --
     Earnings from
       registered
       investment
       companies                  --         --        --         --          --    37,487      3,537
     Interest income              --         --        --          4          37        --         --
     Dividend income              --         --        --         --          --        --         --
     Net appreciation
       in fair value of
       investments                --         --        --         --          --        --         --
   Transfer (to) from
     other plans              (1,565)        --        --     (7,395)    (58,701)       11    (10,860)
   Interfund transfers       251,085     43,859    27,096    144,953    (379,553)  189,389     38,092
                         ------------------------------------------------------------------------------
                             280,300     50,928    29,770    288,137     176,419   252,511     31,553
Deductions:
   Distributions to
     participants             25,660         30        --     42,763     330,808    18,541         --
   Fees                           --         --        --         --       1,241        --         --
                         ------------------------------------------------------------------------------
                              25,660         30        --     42,763     332,049    18,541         --
                         ------------------------------------------------------------------------------

Net additions                254,640     50,898    29,770    245,374    (155,630)  233,970     31,553
   (deductions)
Net assets available
   for benefits at
   beginning of year              --         --        --    391,088   3,709,733        --         --
                         ------------------------------------------------------------------------------
Net assets available for
   benefits at end of
   year                     $254,640    $50,898   $29,770   $636,462  $3,554,103  $233,970    $31,553
                         ==============================================================================


                           DREYFUS
                         INTERNATIONAL COMPANY     STOCK
                            VALUE       STOCK      INDEX   DIVERSIFIED PARTICIPANT
                             FUND        FUND      FUND       FUND        LOANS       TOTAL
                         ----------------------------------------------------------------------
Additions:
   Cash contributions:
     Employer              $ 1,747      $ 71,220  $  11,300  $   5,294    $     --   $  404,414
     Employee                1,241        31,537      9,747      8,621          --      240,224
   Investment income:
     Allocation of net
       earnings from
       Allegheny Ludlum
       Corporation
       Master Trusts            --       122,236         --      8,224          --      458,671
     Earnings from
       registered
       investment
       companies             2,932            --      6,685         --          --       50,641
     Interest income            --            32        120          2      24,409       24,604
     Dividend income            --         5,119         --         --          --        5,119
     Net appreciation
       in fair value of
       investments              --        62,690         --         --          --       62,690
   Transfer (to) from
     other  plans               --         6,304     (9,861)       862          --      (81,205)
   Interfund transfers      48,355      (111,806)  (107,732)  (202,192)     58,454           --
                         ----------------------------------------------------------------------
                            54,275       187,332    (89,741)  (179,189)     82,863    1,165,158
Deductions:
   Distributions to
     participants               --       123,415     11,868      3,913          --      556,998
   Fees                         --         1,100         --         --          --        2,341
                         ----------------------------------------------------------------------
                                --       124,515     11,868      3,913          --      559,339
                         ----------------------------------------------------------------------

Net additions               54,275        62,817   (101,609)  (183,102)     82,863      605,819
   (deductions)
Net assets available
   for benefits at
   beginning of year            --       754,751    101,609    183,102     286,760    5,427,043
                         ----------------------------------------------------------------------
Net assets available
   for benefits at
   end of year             $54,275      $817,568  $      --  $      --    $369,623   $6,032,862
                         ======================================================================

See accompanying notes.

                        Savings and Security Plan of the
                    Tubular Products/Plate Products Divisions
                         of Allegheny Ludlum Corporation

                          Notes to Financial Statements

                     January 31, 1998 and December 31, 1997


1. SIGNIFICANT ACCOUNTING POLICIES

Investments are stated at fair value determined as follows:

       Allegheny Teledyne Incorporated (Allegheny Teledyne) common stock in the Company Stock Fund is stated at the quoted market price on the New York Stock Exchange.

       The Fixed Income Fund is stated at cost plus net earnings, which approximates market value.

       All other funds are stated at their net asset value, based on the quoted market prices of the securities held in such funds on applicable exchanges.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

2. DESCRIPTION OF THE PLAN

The purpose of the Savings and Security Plan of the Tubular Products/Plate Products Division of Allegheny Ludlum Corporation (the Plan) is to provide a savings and retirement plan to eligible employees of the Tubular Products/Plate Products Divisions of Allegheny Ludlum Corporation (ALC) by allowing a portion of their salary to be set aside each month through payroll deductions. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. ALC is a wholly owned subsidiary of Allegheny Teledyne.

Depending on participant's years of service, participants can defer between 1% and 16%, subject to Internal Revenue Service limitations, of their eligible wages and contribute them to the Plan. Union represented participants can elect to defer up to 18% effective July 1, 1997. ALC will match 50% of participant deferrals up to 8% of each participant's deferral based on years of continuous service as described in the Plan. In addition, ALC will contribute 6.5% of nonrepresented participant's monthly eligible wages regardless if they elect to contribute to the savings part of the Plan and 5% for represented participants. Effective July 1, 1997, the security contribution for represented participants increased to 6.5%. Participants at the Tubular Products Division also receive a Company contribution of $43.34 per month.

During 1996, the Plan was amended to allow for additional investment options and to discontinue the Stock Index Fund and Diversified Fund investment options. The investment options provided by the Plan are as follows:

       Lifestyle Growth and Income Fund--invests in equity and fixed income securities and may invest up to 15% of its assets in international securities.

       Lifestyle Growth Fund--invests in equity and fixed income securities and may invest up to 25% of its assets in international securities.

       Lifestyle Income Fund--consists of common stock, fixed income securities and short-term money market instruments.

       Alliance Equity Fund--consists of common stocks.

       Fixed Income Fund--consists of amounts invested in insurance companies or other financial institutions under an agreement with repayment in full, plus interest at a fixed rate.

       Dreyfus Disciplined Stock Fund--invests in equity securities and may invest up to 20% of its assets in high quality money market accounts.

       Dreyfus Small Company Value Fund--invests primarily in small company equities and to a limited degree in bonds and money market instruments.

       Dreyfus International Value Fund--consists of equity securities of foreign company equities, and to a limited degree, in bonds and money market instruments.

       Company Stock Fund--consists of Allegheny Teledyne common stock.

       Stock Index Fund--invests in a collective trust that invests in common stocks of companies comprising the S&P 500.

       Diversified Fund--consists of a combination of common or preferred capital stocks, bonds, notes, and debentures.

Separate accounts are maintained by the Plan Sponsor for each participating employee. Trustee fees and asset management fees charged for the administration of all funds are charged against net assets available for benefits of the respective fund. Certain other expenses of administering the Plan are paid by the Plan Sponsor.

Active employees can borrow up to 50% of their vested account balances. The loan amounts are further limited to a minimum of $1,000 and a maximum of $50,000, and an employee can obtain no more than three loans at one time. Interest rates are determined based on commercially accepted criteria, and payment schedules vary based on the type of the loan. General purpose loans are repaid over 6 to 60 months, and primary residence loans are repaid up to 180 months. Payments are made by payroll deductions.

In the event that the Plan is partially or completely terminated, or ALC permanently discontinues making contributions, all amounts credited to the accounts of affected participants become fully vested and nonforfeitable.

In March 1997, the Tubular Products Division of Allegheny Ludlum Corporation was sold to International Tubular Products Corporation (ITPC). As a result, ITPC has assumed all net assets and administrative responsibilities for the active employees of the Tubular Products Division. The net assets related to the employees of the Plate Products Division and the terminated employees of the Tubular Products Division have remained in the Plan.

Effective January 1, 1998, the remaining Plan assets were merged into another plan, the Allegheny Ludlum Corporation Retirement Savings Plan (RSP Plan), sponsored by ALC. The investment options in the RSP Plan are consistent with the Plan with the availability of an additional self-directed investment option. Participants' contributions will be limited to 14% versus 16% of compensation and participants at the Plate Products Division are not eligible to receive the fixed dollar contribution. All other provisions are generally consistent with that of the Plan.

Information about the Plan is contained in the Summary Plan Description. Copies of the Summary Plan Description are available from the Allegheny Teledyne Personnel and Compensation Committee (the Committee).

3. INVESTMENTS

The Plan is a participant in the ALC Fixed Income Master Trust, the ALC Alliance Equity Master Trust, ALC ATI Common Stock Master Trust, ALC Lifestyle Growth Fund Master Trust, ALC Lifestyle Income Fund Master Trust and ALC Lifestyle Growth and Income Fund Master Trust. The Plan's participating interests in these master trusts as of December 31 were as follows:

                                                                               1997                  1996
                                                                       --------------------------------------------

ALC Fixed Income Master Trust                                                  0.22%                 2.51%
ALC Alliance Equity Master Trust                                               0.24%                 1.19%
ALC ATI Common Stock Master Trust                                              0.43%                 2.30%
ALC Lifestyle Growth Fund Master Trust                                         0.45%                 2.61%
ALC Lifestyle Income Fund Master Trust                                         0.54%                 5.04%
ALC Lifestyle Growth and Income Fund Master Trust                              0.32%                 1.41%

The composition of the net assets of the ALC Fixed Income Master Trust at December 31, 1997 and 1996 was as follows:

                                                      1997            1996
                                                --------------------------------

Guaranteed investment contracts:
   Confederation Life Insurance Company            $    29,118     $  4,024,149
   Continental Assurance Company                     6,718,924        9,404,989
   John Hancock Life Insurance Company               2,600,000               --
   Life Insurance Company of Virginia                8,725,219       15,918,713
   New York Life Insurance Company                  15,169,828       14,124,589
   Pacific Mutual Life Insurance Company             5,793,190        5,441,658
   Peoples Security Life Insurance Company          11,038,629       10,403,430
   Prudential Insurance Company                      6,144,220       14,396,590
   Southland Life Insurance Company                 16,288,645       15,200,545
   Security Life of Denver                                  --        5,000,000
   Protective Life Insurance Company                        --        3,751,970
   Transamerica Occidental                          10,936,663       10,597,526
                                                --------------------------------
                                                    83,444,436      108,264,159

                                                     1997             1996
                                           ------------------------------------

Synthetic contracts:
   Caisse des Depots et Consignations            $  3,879,321      $  3,642,950
   Peoples Security                                 2,948,698                --
   Transamerica Occidental                         13,865,850                --
   Union Bank of Switzerland                        5,937,712         5,920,612
   Westdeutsche Landesbank                         13,727,581        13,668,143
                                           ------------------------------------
                                                   40,359,162        23,231,705

Temporary short-term investments                   10,765,309         9,512,226
Accrued interest receivable                           733,753           655,473
Other payables                                         (6,169)           (4,306)
                                           ------------------------------------
Total net assets                                 $135,296,491      $141,659,257
                                           ====================================

In May 1997, the Allegheny Ludlum Corporation Fixed Income Master Trust received approximately $4,500,000 related to the Confederation Life Insurance Company Guaranteed Investment Contract in accordance with the liquidation plan. Management is unable to determine additional amounts, if any, that will be received by the Allegheny Ludlum Corporation Fixed Income Master Trust.

The composition of net assets of the ALC Alliance Equity Master Trust at December 31, 1997 and 1996 was as follows:

                                                     1997             1996
                                           ------------------------------------

Investment in registered investment companies:
   Alliance Equity Fund S.A. #4 (865.1940 and
   994.6310 shares, respectively)                 $60,199,619       $53,579,310
   Cash                                                    90                --
   Operating payables                                 (10,341)          (16,348)
                                           ------------------------------------
Total net assets                                  $60,189,368       $53,562,962
                                           ====================================

The composition of net assets of the ALC ATI Common Stock Master Trust at December 31, 1997 and 1996 was as follows:

                                                            1997            1996
                                                      --------------------------------
Allegheny Teledyne Incorporated Common Stock
   (1,347.732 and 1,537.708 shares, respectively)       $34,872,566     $35,367,284
Receivables                                                   4,527          58,750
Short Term Investment Fund                                  738,595          48,275
Operating payables                                             (822)           (564)
                                                      --------------------------------
Total net assets                                        $35,614,866     $35,473,745
                                                      ================================

The composition of assets of the ALC Lifestyle Growth Fund Master Trust at December 31, 1997 and 1996 was as follows:

                                                            1997            1996
                                                      --------------------------------
Dreyfus Lifestyle Growth Fund                            $5,117,053      $1,949,121
Operating payables                                               (5)             (1)
                                                      --------------------------------
                                                         $5,117,048      $1,949,120
                                                      ================================

The composition of assets of the ALC Lifestyle Income Fund Master Trust at December 31, 1997 and 1996 was as follows:

                                                            1997            1996
                                                      --------------------------------
Dreyfus Lifestyle Income Fund                            $1,825,632        $590,191
Operating payables                                               (2)             --
                                                      --------------------------------
                                                         $1,825,630        $590,191
                                                      ================================

The composition of assets of the ALC Lifestyle Growth and Income Fund Master Trust at December 31, 1997 and 1996 was as follows:

                                                1997            1996
                                          -----------------------------------

Dreyfus Lifestyle Growth and Income Fund     $22,740,752     $18,049,004
Receivables                                           56               1
                                          -----------------------------------
                                             $22,740,808     $18,049,005
                                          ===================================

Detail information regarding the composition of the various Lifestyle Funds are reported in the separate collective trust filings.

The composition of the changes in net assets of the various Master Trusts is as follows:

                         ALC FIXED INCOME MASTER        ALC ALLIANCE EQUITY MASTER     ALC ATI COMMON STOCK MASTER
                                 TRUST                            TRUST                           TRUST
                       ----------------------------------------------------------------------------------------------
                                                          YEAR ENDED DECEMBER 31
                       ----------------------------------------------------------------------------------------------
                            1997           1996            1997            1996            1997            1996
                       ----------------------------------------------------------------------------------------------

Investment income:
   Interest income
   (loss)               $  8,694,877    $  8,225,640    $        --      $    16,937     $    (1,554)   $    15,713
   Realized gains on
     sale of investments          --              --             --               --       1,835,342      1,588,011
   Unrealized appreciation
     in fair value of
     investments                  --              --             --               --       2,318,151      3,346,346
   Dividends                      --              --             --               --         837,662        537,617
   Net gain,
     registered
     investment
     companies                    --              --     13,819,313        7,335,440              --             --
   Net gain, common
     collective funds        468,281         743,008             --               --          73,411             --
Other income                   1,343              --             --               --              --             --
Administrative expenses     (189,938)       (256,059)      (211,873)        (173,713)        (27,286)       (14,043)
Transfers                (15,337,329)    (10,804,451)    (6,981,034)       5,469,649      (4,894,605)    30,000,101
                       ----------------------------------------------------------------------------------------------
Net increase (decrease)   (6,362,766)     (2,091,862)     6,626,406       12,648,313         141,121     35,473,745
Total net assets at
   beginning of year     141,659,257     143,751,119     53,562,962       40,914,649      35,473,745             --
                       ----------------------------------------------------------------------------------------------
Total net assets at
   end of year          $135,296,491    $141,659,257    $60,189,368      $53,562,962     $35,614,866    $35,473,745
                       ==============================================================================================

                         ALC LIFESTYLE GROWTH FUND      ALC LIFESTYLE INCOME FUND        ALC LIFESTYLE GROWTH AND
                               MASTER TRUST                    MASTER TRUST              INCOME FUND MASTER TRUST
                       ----------------------------------------------------------------------------------------------
                                                          YEAR ENDED DECEMBER 31
                       ----------------------------------------------------------------------------------------------
                            1997           1996            1997            1996            1997            1996
                       ----------------------------------------------------------------------------------------------

Investment income:
   Interest income      $       --      $       --      $      105        $     --     $         1      $       110
   Realized gains on
     sale of                    --              --              --              --              --        3,769,730
     investments
   Unrealized
     depreciation in
     fair value of              --              --              --              --              --       (3,794,673)
     investments
   Net gain, common
     collective funds      882,650         113,120         152,034          24,356       3,853,009        1,384,385
Transfers                2,285,394       1,836,065       1,083,338         565,870         838,793          762,689
Administrative expenses       (116)            (65)            (38)            (35)             --             (402)
                       ----------------------------------------------------------------------------------------------
Net increase             3,167,928       1,949,120       1,235,439         590,191       4,691,803        2,121,839
Total net assets at
   beginning of year     1,949,120              --         590,191              --      18,049,005       15,927,166
                       ----------------------------------------------------------------------------------------------
Total net assets at
   end of year          $5,117,048      $1,949,120      $1,825,630        $590,191     $22,740,808      $18,049,005
                       ==============================================================================================

The average yield for 1997 and 1996 for the ALC Fixed Income Master Trust was 6.57% and 6.43%, respectively. Credited interest rates on the contracts ranged from 5.60% to 8.18% and 5.24% to 8.18% for 1997 and 1996, respectively, and are determined at contract inception.

Interest, realized and unrealized gains and losses, and management fees from the master trusts are included in the allocation of net earnings (losses) from master trusts on the statement of changes in net assets available for benefits.

The changes in cumulative net unrealized gain (loss) for the years ended December 31, 1997 and 1996 are as follows:

                                                                  DREYFUS   DREYFUS
            LIFESTYLE                                  DREYFUS     SMALL    INTER-
             GROWTH    LIFESTYLE LIFESTYLE ALLIANCE  DISCIPLINED  COMPANY  NATIONAL   COMPANY     STOCK
           AND INCOME   GROWTH    INCOME    EQUITY      STOCK      VALUE     VALUE     STOCK      INDEX   DIVERSIFIED
              FUND       FUND      FUND      FUND       FUND       FUND      FUND       FUND      FUND       FUND       TOTAL
           ---------------------------------------------------------------------------------------------------------------------
Balance at
 December
 31, 1995      $    --    $   --   $    --  $ 144,868   $    --     $    --  $    --   $146,177  $ 18,002    $ 42,776  $ 351,823

   Unrealized
     gain
     (loss)     15,499     4,503     1,293   (112,208)    4,313      (1,168)   1,569    (33,310)  (18,002)    (42,776)  (180,287)
           ---------------------------------------------------------------------------------------------------------------------
Balance at
   December
   31, 1996     15,499     4,503     1,293     32,660     4,313      (1,168)   1,569    112,867        --          --    171,536

   Unrealized
    gain (loss) (1,553)      420    (1,037)        63     8,319       2,966   (1,039)   (81,643)       --          --    (73,504)
           ---------------------------------------------------------------------------------------------------------------------
Balance at
 December
 31, 1997      $13,946    $4,923   $   256  $  32,723   $12,632     $ 1,798  $   530   $ 31,224  $     --    $     --  $  98,032
           =====================================================================================================================

4. INCOME TAX STATUS

The Plan has received a determination letter from the Internal Revenue Service dated January 1, 1996, stating that the Plan is qualified under Section 401(a) of the Internal Revenue Code of 1986 (the "Code") and that the trust, therefore, is exempt from taxation. Once qualified, the Plan is required to operate in conformity with the Code and ERISA to maintain its tax-exempt status. The administrator is not aware of any course of action or series of events that have occurred that might adversely affect the Plan's qualified status.

5. TRANSACTIONS WITH PARTIES-IN-INTEREST

Investment fees paid during the year for services rendered were based on customary and reasonable rates for such services.

6. YEAR 2000 (UNAUDITED)

Allegheny Teledyne has initiated formal communications with its significant service providers (plan trustee and plan recordkeeper) to determine the extent to which the Plan's systems or operations are vulnerable to those parties' failure to remediate their own Year 2000 issues. In addition, Allegheny Teledyne has been reviewing its own internal systems that impact the processing of employee benefits. Allegheny Teledyne expects that all necessary modifications to these internal systems will be completed prior to any significant impact on these internal systems.

The Plan's service providers have indicated that they are presently taking steps to ensure that the Plan's systems and operations will be Year 2000 compliant.

                                    SCHEDULES

                        Savings and Security Plan of the
                    Tubular Products/Plate Products Divisions
                         of Allegheny Ludlum Corporation

            Item 27a--Schedule of Assets Held for Investment Purposes

                                December 31, 1997


                     DESCRIPTION                         UNITS/SHARES         COST VALUE           MARKET VALUE
---------------------------------------------------------------------------------------------------------------------

Dreyfus Disciplined Stock Fund*:
   Interest in Dreyfus Disciplined Stock Fund          3,927.389 shares          $109,588              $122,220

Dreyfus Small Company Value Fund*:
   Interest in Dreyfus Small Company Value Fund          716.929 shares            13,308                15,106

Dreyfus International Value Fund*:
   Interest in Dreyfus International Value Fund          713.190 shares             9,883                10,413

Participant loans                                        9.25% to 9.50%                --                31,290
                                                                         --------------------------------------------
                                                                                 $132,779              $179,029
                                                                         ============================================


*Represents party-in-interest.

                        Savings and Security Plan of the
                    Tubular Products/Plate Products Divisions
                         of Allegheny Ludlum Corporation

                  Item 27d--Schedule of Reportable Transactions

                          Year ended December 31, 1997


                                                   PURCHASE       PURCHASE         SALE          SELLING       GAIN
             DESCRIPTION OF ASSETS               TRANSACTIONS      PRICE       TRANSACTIONS       PRICE       (LOSS)
-----------------------------------------------------------------------------------------------------------------------

Type (i) Transactions
   Dreyfus Disciplined Stock Fund                       1           $ 76,945        --          $     --     $    --
   Dreyfus Disciplined Stock Fund                      --                 --         1           275,985      38,743
   Dreyfus Small Company Value Fund                     1             42,973        --                --          --
   Dreyfus Small Company Value Fund                    --                 --         1           106,004      10,116
   Dreyfus International Value Fund                    --                 --         1            60,995       8,406

Type (iii) Transactions
   Dreyfus Disciplined Stock Fund                      37            156,730        --                --          --
   Dreyfus Disciplined Stock Fund                      --                 --        32           332,455      42,538
   Dreyfus Small Company Value Fund                    36            117,112        --                --          --
   Dreyfus Small Company Value Fund                    --                 --         9           147,244      10,446
   Dreyfus International Value Fund                    30             12,812        --                --          --
   Dreyfus International Value Fund                    --                 --         4            64,724       8,766



There were no Type (ii) or (iv) transactions during the year ended December 31, 1997.

                                          Audited Financial Statements

                                          SAVINGS AND SECURITY PLAN
                                          OF THE LOCKPORT AND WATERBURY
                                          FACILITIES OF ALLEGHENY
                                          LUDLUM CORPORATION

                                          Years ended December 31, 1997 and 1996
                                          with Report of Independent Auditors

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities
                         of Allegheny Ludlum Corporation

                          Audited Financial Statements

                     Years ended December 31, 1997 and 1996




                                    CONTENTS

Report of Independent Auditors ......................................................  67

Audited Financial Statements

Statements of Net Assets Available for Benefits with Fund Information................  68
Statements of Changes in Net Assets Available for Benefits with Fund Information.....  70
Notes to Financial Statements .......................................................  72


Schedules

Item 27a--Schedule of Assets Held for Investment Purposes ...........................  83
Item 27d--Schedule of Reportable Transactions........................................  84

                         REPORT OF INDEPENDENT AUDITORS

Personnel and Compensation Committee
Allegheny Ludlum Corporation

We have audited the accompanying statements of net assets available for benefits of the Savings and Security Plan of the Lockport and Waterbury Facilities of Allegheny Ludlum Corporation (the Plan) as of December 31, 1997 and 1996, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Savings and Security Plan of the Lockport and Waterbury Facilities of Allegheny Ludlum Corporation at December 31, 1997 and 1996, and the changes in its net assets available for benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedules of assets held for investment purposes as of December 31, 1997, and reportable transactions for the year ended December 31, 1997, are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the financial statements. The Fund Information in the statement of net assets available for benefits and the statement of changes in net assets available for benefits is presented for purposes of additional analysis rather than to present the net assets available for benefits and changes in net assets available for benefits of each fund. The supplemental schedules and Fund Information have been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, are fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ ERNST & YOUNG LLP
June 5, 1998

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities
                         of Allegheny Ludlum Corporation

      Statement of Net Assets Available for Benefits with Fund Information

                                December 31, 1997


                            LIFESTYLE
                             GROWTH
                               AND      LIFESTYLE   LIFESTYLE    ALLIANCE       FIXED         DREYFUS
                             INCOME      GROWTH       INCOME      EQUITY       INCOME       DISCIPLINED
                              FUND        FUND         FUND        FUND         FUND        STOCK FUND
                           ------------------------------------------------------------------------------
ASSETS
Investments:
   Interest in Allegheny
     Ludlum Corporation
     Master Trusts          $179,113     $42,269     $23,644     $241,674     $2,876,809      $     --
   Interest in registered
     investment companies         --          --          --           --             --       548,495
Participant notes
   receivable                     --          --          --           --             --            --
                           ------------------------------------------------------------------------------
Net assets available for
   benefits                 $179,113     $42,269     $23,644     $241,674     $2,876,809      $548,495
                           ==============================================================================


                              DREYFUS
                               SMALL          DREYFUS
                              COMPANY      INTERNATIONAL      COMPANY
                               VALUE           VALUE           STOCK      PARTICIPANT
                                FUND            FUND           FUND          LOANS        TOTAL
                           -------------------------------------------------------------------------
ASSETS
Investments:
   Interest in Allegheny
     Ludlum Corporation
     Master Trusts             $     --        $    --        $511,952      $     --     $3,875,461
   Interest in registered
     investment companies       612,903         17,654              --            --      1,179,052
Participant notes
   receivable                        --             --              --       152,629        152,629
                           -------------------------------------------------------------------------
Net assets available for
   benefits                    $612,903        $17,654        $511,952      $152,629     $5,207,142
                           =========================================================================

See accompanying notes.

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities
                         of Allegheny Ludlum Corporation

      Statement of Net Assets Available for Benefits with Fund Information

                                December 31, 1996


                            LIFESTYLE
                             GROWTH
                               AND      LIFESTYLE   LIFESTYLE    ALLIANCE       FIXED         DREYFUS
                             INCOME      GROWTH       INCOME      EQUITY       INCOME       DISCIPLINED
                              FUND        FUND         FUND        FUND         FUND        STOCK FUND
                           ------------------------------------------------------------------------------
ASSETS
Investments:
   Interest in Allegheny
     Ludlum Corporation
     Master Trusts          $184,475     $30,780     $12,023     $323,553     $2,664,327      $     --
   Interest in registered
     investment companies         --          --          --           --             --       150,006
Participant notes
   receivable                     --          --          --           --             --            --
                           ------------------------------------------------------------------------------
Net assets available for
   benefits                 $184,475     $30,780     $12,023     $323,553     $2,664,327      $150,006
                           ==============================================================================


                             DREYFUS
                              SMALL          DREYFUS
                             COMPANY      INTERNATIONAL      COMPANY
                              VALUE           VALUE           STOCK      PARTICIPANT
                               FUND            FUND           FUND          LOANS        TOTAL
                           ------------------------------------------------------------------------
ASSETS
Investments:
   Interest in Allegheny
     Ludlum Corporation
     Master Trusts             $    --        $    --        $636,089      $     --     $3,851,247
   Interest in registered
     investment companies       24,817         17,917              --            --        192,740
Participant notes
   receivable                       --             --              --       117,137        117,137
                           ------------------------------------------------------------------------
Net assets available for
   benefits                    $24,817        $17,917        $636,089      $117,137     $4,161,124
                           ========================================================================

See accompanying notes.

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities
                         of Allegheny Ludlum Corporation

 Statement of Changes in Net Assets Available for Benefits with Fund Information

                          Year ended December 31, 1997

                           LIFESTYLE
                            GROWTH                                                            DREYFUS
                              AND       LIFESTYLE   LIFESTYLE    ALLIANCE       FIXED       DISCIPLINED
                            INCOME       GROWTH       INCOME      EQUITY       INCOME          STOCK
                             FUND         FUND         FUND        FUND         FUND           FUND
                         --------------------------------------------------------------------------------
ADDITIONS
Cash contributions:
   Employer               $ 12,129       $ 3,640      $ 1,630   $ 16,223     $  270,256      $ 19,079
   Employee                 10,826         2,555        1,582     14,258        145,270        17,420
Investment income:
   Allocation of net
     earnings from
     Allegheny Ludlum
     Corporation Master
     Trusts                 36,335        10,847        1,453     80,992        180,421            --
   Earnings from
    registered investment
     companies                  --            --           --         --             --        90,547
   Interest income              --            --           --         --             --            --
   Interfund transfers     (62,902)       (2,136)       6,956   (183,386)      (349,504)      272,994
                         --------------------------------------------------------------------------------
                            (3,612)       14,906       11,621    (71,913)       246,443       400,040
Deductions:
   Distributions to
     participants            1,750         3,417           --      9,966         33,961         1,551
                         --------------------------------------------------------------------------------

Net additions
   (deductions)             (5,362)       11,489       11,621    (81,879)       212,482       398,489
Net assets available
   for benefits at
   beginning of year       184,475        30,780       12,023    323,553      2,664,327       150,006
                         --------------------------------------------------------------------------------
Net assets available
   for benefits at
   end of year            $179,113       $42,269      $23,644   $241,674     $2,876,809      $548,495
                         ================================================================================


                             DREYFUS
                              SMALL          DREYFUS
                             COMPANY      INTERNATIONAL      COMPANY
                              VALUE           VALUE           STOCK      PARTICIPANT
                               FUND            FUND           FUND          LOANS        TOTAL
                         --------------------------------------------------------------------------
ADDITIONS
Cash contributions:
   Employer                  $ 13,963        $   646        $  15,303       $     --   $  352,869
   Employee                    11,256            269            9,991             --      213,427
Investment income:
   Allocation of net
     earnings from
     Allegheny Ludlum
     Corporation Master
     Trusts                        --             --           88,729             --      398,777
   Earnings from
    registered investment
     companies                 64,370            264               --             --      155,181
   Interest income                 --             --               --         12,137       12,137
   Interfund transfers        504,045           (890)        (208,532)        23,355            -
                         --------------------------------------------------------------------------
                              593,634            289          (94,509)        35,492    1,132,391
Deductions:
   Distributions to
     participants               5,548            552           29,628             --       86,373
                         --------------------------------------------------------------------------

Net additions
   (deductions)               588,086           (263)        (124,137)        35,492    1,046,018
Net assets available
   for benefits at
   beginning of year           24,817         17,917          636,089        117,137    4,161,124
                         --------------------------------------------------------------------------
Net assets available
   for benefits at
   end of year               $612,903        $17,654        $ 511,952       $152,629   $5,207,142
                         ==========================================================================

See accompanying notes.

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities
                         of Allegheny Ludlum Corporation

 Statement of Changes in Net Assets Available for Benefits with Fund Information

                          Year ended December 31, 1996

                         LIFESTYLE                                                             DREYFUS
                           GROWTH                                                  DREYFUS      SMALL
                            AND      LIFESTYLE  LIFESTYLE   ALLIANCE    FIXED    DISCIPLINED   COMPANY
                           INCOME     GROWTH      INCOME     EQUITY     INCOME      STOCK       VALUE
                            FUND       FUND        FUND       FUND       FUND        FUND        FUND
                         -------------------------------------------------------------------------------
ADDITIONS
Cash contributions:
   Employer              $   7,798   $ 2,490     $   100   $ 19,325  $  327,408   $ 11,367      $ 1,994
   Employee                  6,939     2,134         132     29,848     159,431     12,076        2,109
Investment income:
   Allocation of net
     earnings from
     Allegheny Ludlum
     Corporation Master
     Trusts                 11,857     2,293         181     43,018     141,856         --           --
   Net gain from
     collective
     investment funds          --         --          --         --          --         --           --
   Earnings from
     registered
     investment companies      --         --          --         --          --     22,728        1,917
   Interest income             --         --          --          3          36         --           --
   Dividend income             --         --          --         --          --         --           --
   Net appreciation in fair
     value of investments      --         --          --         --          --         --           --
Interfund transfers       158,660     23,863      11,610     14,108    (124,394)   104,133       18,797
Transfers from other
  plans                        --         --          --         --          --         --           --
                         -------------------------------------------------------------------------------
                          185,254     30,780      12,023    106,302     504,337    150,304       24,817
Deductions:
   Distributions to
     participants             779         --          --      2,339      33,596        298           --
   Other                       --         --          --         --         953         --           --
                         -------------------------------------------------------------------------------
                              779         --          --      2,339      34,549        298           --
                         -------------------------------------------------------------------------------

Net additions
   (deductions)           184,475     30,780      12,023    103,963     469,788    150,006       24,817
Net assets available
   for benefits at
   beginning of year           --         --          --    219,590   2,194,539         --           --
                         -------------------------------------------------------------------------------
Net assets available
   for benefits at
   end of year           $184,475    $30,780     $12,023   $323,553  $2,664,327   $150,006      $24,817
                         ===============================================================================



                             DREYFUS
                          INTERNATIONAL    COMPANY      STOCK
                              VALUE         STOCK       INDEX     DIVERSIFIED   PARTICIPANT
                               FUND          FUND        FUND        FUND          LOANS         TOTAL
                         ----------------------------------------------------------------------------------
ADDITIONS
Cash contributions:
   Employer                   $   703       $ 45,600   $  3,012     $   1,968     $     --      $  421,765
   Employee                       840         30,785      7,007        11,667           --         262,968
Investment income:
   Allocation of net
     earnings from
     Allegheny Ludlum
     Corporation Master
     Trusts                        --         99,569         --         4,946           --         303,720
   Net gain from
     collective
     investment funds              --             --      1,969            --           --           1,969
   Earnings from
     registered
     investment companies         982             --         --            --           --          25,627
   Interest income                 --             43         32             2        7,805           7,921
   Dividend income                 --          3,756         --            --           --           3,756
   Net appreciation in fair
     value of investments          --         43,671         --            --           --          43,671
Interfund transfers            15,392        (86,743)   (48,676)     (126,872)      40,122               -
Transfers from other
  plans                            --            141         --            --           --             141
                         ----------------------------------------------------------------------------------
                               17,917        136,822    (36,656)     (108,289)      47,927       1,071,538
Deductions:
   Distributions to
     participants                  --         17,029         --           267           --          54,308
   Other                           --          1,192         --            --           --           2,145
                         ----------------------------------------------------------------------------------
                                   --         18,221         --           267           --          56,453
                         ----------------------------------------------------------------------------------
Net additions
   (deductions)                17,917        118,601    (36,656)     (108,556)      47,927       1,015,085
Net assets available
   for benefits at
   beginning of year               --        517,488     36,656       108,556       69,210       3,146,039
                         ----------------------------------------------------------------------------------
Net assets available
   for benefits at
   end of year                $17,917       $636,089   $     --     $      --     $117,137      $4,161,124
                         ==================================================================================

See accompanying notes.

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities
                         of Allegheny Ludlum Corporation

                          Notes to Financial Statements

                                December 31, 1997


1. SIGNIFICANT ACCOUNTING POLICIES

Investments are stated at fair value determined as follows:

       Allegheny Teledyne Incorporated (Allegheny Teledyne) common stock in the Company Stock Fund is stated at the quoted market price on the New York Stock Exchange.

       The Fixed Income Fund is stated at cost plus net earnings, which approximates market value.

       All other funds are stated at their net asset value, based on the quoted market prices of the securities held in such funds on applicable exchanges.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

2. DESCRIPTION OF THE PLAN

The purpose of the Savings and Security Plan of the Lockport and Waterbury Facilities of Allegheny Ludlum Corporation (the Plan) is to provide a savings and retirement plan to eligible employees of the Lockport and Waterbury Facilities of Allegheny Ludlum Corporation (ALC) by allowing a portion of their salary to be set aside each month through payroll deductions. The Plan is subjected to the provisions of the Employee Retirement Income Security Act of 1974. ALC is a wholly owned subsidiary of Allegheny Teledyne.

Depending on participants' years of service, participants can defer between 1% and 16%, subject to Internal Revenue Service limitations, of their eligible wages and contribute them to the Plan. ALC will match 50% of participant deferrals up to 8% of each participant's deferral based on years of service as described in the Plan. In addition, ALC will contribute 5% of monthly eligible wages regardless if participants elect to contribute to the savings portion of the Plan. Effective July 1, 1996, the security contribution increased to 6.5%. ALC also contributes $.50 for each hour participants work.

An employee can elect to contribute an additional amount up to a maximum of 16% of the employee's salary. Additional contributions over the basic amount are not matched by the Plan Sponsor. In addition, the Plan Sponsor contributes 5% of all eligible employees' salaries to the Security part of the Plan regardless of whether or not the employee elects to participate in the Savings part.

During 1996, the Plan was amended to allow for additional investment options and to discontinue the Stock Index Fund and Diversified Fund investment options. The investment options provided by the Plan are as follows:

       Lifestyle Growth and Income Fund--invests in equity and fixed income securities and may invest up to 15% of its assets in international securities.

       Lifestyle Growth Fund--invests in equity and fixed income securities and may invest up to 25% of its assets in international securities.

       Lifestyle Income Fund--consists of common stock, fixed income securities and short-term money market instruments.

       Alliance Equity Fund--consists of common stocks.

       Fixed Income Fund--consists of amounts invested in insurance companies or other financial institutions under an agreement with repayment in full, plus interest at a fixed rate.

       Dreyfus Disciplined Stock Fund--invests in equity securities and may invest up to 20% of its assets in high quality money market accounts.

       Dreyfus Small Company Value Fund--invests primarily in small company equities and to a limited degree in bonds and money market instruments.

       Dreyfus International Value Fund--consists of equity securities of foreign company equities, and to a limited degree, in bonds and money market instruments.

       Company Stock Fund--consists of Allegheny Teledyne common stock.

       Stock Index Fund--invests in a collective trust that invests in common stocks of companies comprising the S&P 500.

       Diversified Fund--consists of a combination of common or preferred capital stocks, bonds, notes, and debentures.

Separate accounts are maintained by the Plan Sponsor for each participating employee. Trustee fees and asset management fees charged for the administration of all funds are charged against net assets available for benefits of the respective fund. Certain other expenses of administering the Plan are paid by the Plan Sponsor.

Active employees can borrow up to 50% of their vested account balances. The loan amounts are further limited to a minimum of $1,000 and a maximum of $50,000, and an employee can obtain no more than three loans at one time. Interest rates are determined based on commercially accepted criteria, and payment schedules vary based on the type of the loan. General purpose loans are repaid over 6 to 60 months, and primary residence loans are repaid up to 180 months. Payments are made by payroll deductions and cannot exceed 15% of the participant's monthly base salary.

In the event that the Plan is partially or completely terminated, or the Plan Sponsor permanently discontinues making contributions, all amounts credited to the accounts of affected participants become fully vested and nonforfeitable.

Information about the Plan is contained in the Summary Plan Description. Copies of the Summary Plan Description are available from the Allegheny Teledyne Personnel and Compensation Committee (the Committee).

3. INVESTMENTS

The Plan is a participant in the ALC Fixed Income Master Trust, the ALC Alliance Equity Master Trust, the ALC ATI Common Stock Master Trust, the ALC Lifestyle Growth Fund Master Trust, the ALC Lifestyle Income Fund Master Trust, and the ALC Lifestyle Growth and Income Fund Master Trust. The Plan's participating interests in these master trusts as of December 31 were as follows:

                                                       1997          1996
                                                    -------------------------

ALC Fixed Income Master Trust                          2.13%         1.88%
ALC Alliance Equity Master Trust                        .39%         0.60%
ALC ATI Common Stock Master Trust                      1.44%         1.79%
ALC Lifestyle Growth Fund Master Trust                  .83%         1.58%
ALC Lifestyle Income Fund Master Trust                 1.31%         2.04%
ALC Lifestyle Growth and Income Fund Master Trust       .79%         1.02%

The composition of the net assets of the ALC Fixed Income Master Trust at December 31, 1997 and 1996 was as follows:

                                                    1997              1996
                                            ------------------------------------

Guaranteed investment contracts:
   Confederation Life Insurance Company          $    29,118     $  4,024,149
   Continental Assurance Company                   6,718,924        9,404,989
   John Hancock Life Insurance Company             2,600,000                -
   Life Insurance Company of Virginia              8,725,219       15,918,713
   New York Life Insurance Company                15,169,828       14,124,589
   Pacific Mutual Life Insurance Company           5,793,190        5,441,658
   Peoples Security Life Insurance Company        11,038,629       10,403,430
   Prudential Insurance Company                    6,144,220       14,396,590
   Southland Life Insurance Company               16,288,645       15,200,545
   Security Life of Denver                                 -        5,000,000
   Protective Life Insurance Company                       -        3,751,970
   Transamerica Occidental                        10,936,663       10,597,526
                                            ------------------------------------
                                                  83,444,436      108,264,159

                                                     1997             1996
                                                --------------------------------
Synthetic contracts:
   Caisse des Depots et Consignations               3,879,321       3,642,950
   Peoples Security                                 2,948,698              --
   Transamerica Occidental                         13,865,850              --
   Union Bank of Switzerland                        5,937,712       5,920,612
   Westdeutsche Landesbank                         13,727,581      13,668,143
                                                --------------------------------
                                                   40,359,162      23,231,705

Temporary short-term investments                   10,765,309       9,512,226
Accrued interest receivable                           733,753         655,473
Other payables                                         (6,169)         (4,306)
                                                --------------------------------
Total net assets                                 $135,296,491    $141,659,257
                                                ================================


In May 1997, the Allegheny Ludlum Corporation Fixed Income Master Trust received approximately $4,500,000 related to the Confederation Life Insurance Company Guaranteed Investment Contract in accordance with the liquidation plan. Management is unable to determine additional amounts, if any, that will be received by the Allegheny Ludlum Corporation Fixed Income Master Trust.

The composition of net assets of the ALC Alliance Equity Master Trust at December 31, 1997 and 1996 was as follows:

                                                     1997             1996
                                                --------------------------------

Investment in registered investment companies:
   Alliance Equity Fund S.A. #4 (865.1940 and
     994.6310 shares, respectively)               $60,199,619     $53,579,310
   Cash                                                    90              --
   Operating payables                                 (10,341)        (16,348)
                                                --------------------------------
Total net assets                                  $60,189,368     $53,562,962
                                                ================================

The composition of net assets of the ALC ATI Common Stock Master Trust at December 31, 1997 and 1996 was as follows:

                                                           1997              1996
                                                    -------------------------------------
Allegheny Teledyne Incorporated Common Stock
   (1,347.732 and 1,537.708 shares, respectively)       $34,872,566       $35,367,284
Receivables                                                   4,527            58,750
Short Term Investment Fund                                  738,595            48,275
Operating payables                                             (822)             (564)
                                                    -------------------------------------
Total net assets                                        $35,614,866       $35,473,745
                                                    =====================================

The composition of assets of the ALC Lifestyle Growth Fund Master Trust at December 31, 1997 and 1996 was as follows:

                                                           1997              1996
                                                    -------------------------------------
Dreyfus Lifestyle Growth Fund                            $5,117,053        $1,949,121
Operating payables                                               (5)               (1)
                                                    -------------------------------------
                                                         $5,117,048        $1,949,120
                                                    =====================================


The composition of assets of the ALC Lifestyle Income Fund Master Trust at December 31, 1997 and 1996 was as follows:

                                                           1997              1996
                                                    -------------------------------------
Dreyfus Lifestyle Income Fund                            $1,825,632          $590,191
Operating payables                                               (2)               --
                                                    -------------------------------------
                                                         $1,825,630          $590,191
                                                    =====================================


The composition of assets of the ALC Lifestyle Growth and Income Fund Master Trust at December 31, 1997 and 1996 was as follows:

                                                      1997            1996
                                               ---------------------------------

Dreyfus Lifestyle Growth and Income Fund           $22,740,752     $18,049,004
Receivables                                                 56               1
                                               ---------------------------------
                                                   $22,740,808     $18,049,005
                                               =================================

Detail information regarding the composition of the various Lifestyle funds are reported in the separate collective trust filings.

The composition of the changes in net assets of the various master trusts is as follows:

                         ALC FIXED INCOME MASTER        ALC ALLIANCE EQUITY MASTER     ALC ATI COMMON STOCK MASTER
                                  TRUST                           TRUST                           TRUST
                       ----------------------------------------------------------------------------------------------
                                                          YEAR ENDED DECEMBER 31
                       ----------------------------------------------------------------------------------------------
                            1997           1996            1997            1996            1997            1996
                       ----------------------------------------------------------------------------------------------

Investment income:
   Interest income
   (loss)               $  8,694,877    $  8,225,640    $        --      $    16,937     $    (1,554)   $    15,713
   Realized gains on
     sale of                      --              --             --               --       1,835,342      1,588,011
     investments
   Unrealized
     appreciation in
     fair value of                --              --             --               --       2,318,151      3,346,346
     investments
   Dividends                      --              --             --               --         837,662        537,617
   Net gain,
     registered
     investment                   --              --     13,819,313        7,335,440              --             --
     companies
   Net gain, common
     collective funds        468,281         743,008             --               --          73,411             --
Other income                   1,343              --             --               --              --             --
Administrative              (189,938)       (256,059)      (211,873)        (173,713)        (27,286)       (14,043)
   expenses
Transfers                (15,337,329)    (10,804,451)    (6,981,034)       5,469,649      (4,894,605)    30,000,101
                       ----------------------------------------------------------------------------------------------
Net increase              (6,362,766)     (2,091,862)     6,626,406       12,648,313         141,121     35,473,745
   (decrease)
Total net assets at
   beginning of year     141,659,257     143,751,119     53,562,962       40,914,649      35,473,745             --
                       ----------------------------------------------------------------------------------------------
Total net assets at
   end of year          $135,296,491    $141,659,257    $60,189,368      $53,562,962     $35,614,866    $35,473,745
                       ==============================================================================================

                         ALC LIFESTYLE GROWTH FUND      ALC LIFESTYLE INCOME FUND        ALC LIFESTYLE GROWTH AND
                               MASTER TRUST                    MASTER TRUST              INCOME FUND MASTER TRUST
                       ----------------------------------------------------------------------------------------------
                                                          YEAR ENDED DECEMBER 31
                       ----------------------------------------------------------------------------------------------
                            1997           1996            1997            1996            1997            1996
                       ----------------------------------------------------------------------------------------------

Investment income:
   Interest income      $       --      $       --      $      105        $     --     $         1     $       110
   Realized gains on
     sale of investments        --              --              --              --              --       3,769,730
   Unrealized depreciation
     in fair value of
     investments                --              --              --              --              --      (3,794,673)
   Net gain, common
     collective funds      882,650         113,120         152,034          24,356       3,853,009       1,384,385
Transfers                2,285,394       1,836,065       1,083,338         565,870         838,793         762,689
Administrative expenses       (116)            (65)            (38)            (35)             --            (402)
                       ----------------------------------------------------------------------------------------------
Net increase             3,167,928       1,949,120       1,235,439         590,191       4,691,803       2,121,839
Total net assets at
   beginning of year     1,949,120              --         590,191              --      18,049,005      15,927,166
                       ----------------------------------------------------------------------------------------------
Total net assets at
   end of year          $5,117,048      $1,949,120      $1,825,630        $590,191     $22,740,808     $18,049,005
                       ==============================================================================================

The average yield for 1997 and 1996 for the ALC Fixed Income Master Trust was 6.57% and 6.43%, respectively. Credited interest rates on the contracts ranged from 5.60% to 8.18% and 5.24% to 8.18% for 1997 and 1996, respectively, and are determined at contract inception.

Interest, realized and unrealized gains and losses, and management fees from the master trusts are included in the allocation of net earnings (losses) from master trusts on the statement of changes in net assets available for benefits.

The changes in cumulative net unrealized gain (loss) for the years ended December 31, 1997 and 1996 are as follows:

             LIFESTYLE                                          DREYFUS    DREYFUS
              GROWTH                                  DREYFUS     SMALL     INTER-
                AND   LIFESTYLE LIFESTYLE ALLIANCE  DISCIPLINED  COMPANY   NATIONAL   COMPANY                STOCK
              INCOME   GROWTH    INCOME    EQUITY      STOCK      VALUE      VALUE     STOCK    DIVERSIFIED  INDEX
               FUND     FUND      FUND      FUND       FUND        FUND      FUND       FUND       FUND       FUND     TOTAL
              -----------------------------------------------------------------------------------------------------------------
Balance at
  December
  31, 1995    $    --  $   --      $ --   $82,346    $     --    $    --   $    --    $67,259    $ 25,598   $19,498  $194,701

  Unrealized
  gain (loss)  11,461   1,931       181   (67,296)      1,348     (1,010)      503     21,594     (25,598)  (19,498)  (76,384)
              -----------------------------------------------------------------------------------------------------------------
Balance at
  December
  31, 1996     11,461   1,931       181    15,050       1,348     (1,010)      503     88,853          --        --   118,317

  Unrealized
  gain (loss)  22,418   5,681       (55)   41,900     (15,234)    35,252    (1,215)     9,417          --        --    98,164
              -----------------------------------------------------------------------------------------------------------------
Balance at
  December
  31, 1997    $33,879  $7,612      $126   $56,950    $(13,886)   $34,242   $  (712)   $98,270    $     --   $    --  $216,481
              =================================================================================================================

4. INCOME TAX STATUS

The Plan has received a determination letter from the Internal Revenue Service dated February 1, 1996, stating that the Plan is qualified under Section 401(a) of the Internal Revenue Code of 1986 (the Code) and that the trust, therefore, is exempt from taxation. Once qualified, the Plan is required to operate in conformity with the Code and ERISA to maintain its tax-exempt status. The administrator is not aware of any course of action or series of events that have occurred that might adversely affect the Plan's qualified status.

5. TRANSACTIONS WITH PARTIES-IN-INTEREST

Investment fees paid during the year for services rendered were based on customary and reasonable rates for such services.

6. YEAR 2000 (UNAUDITED)

Allegheny Teledyne has initiated formal communications with its significant service providers (plan trustee and plan recordkeeper) to determine the extent to which the Plan's systems or operations are vulnerable to those parties' failure to remediate their own Year 2000 issues. In addition, Allegheny Teledyne has been reviewing its own internal systems that impact the processing of employee benefits. Allegheny Teledyne expects that all necessary modifications to these internal systems will be completed prior to any significant impact on these internal systems.

The Plan's service providers have indicated that they are presently taking steps to ensure that the Plan's systems and operations will be Year 2000 compliant.

                                    SCHEDULES

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities
                         of Allegheny Ludlum Corporation

            Item 27a--Schedule of Assets Held for Investment Purposes

                                December 31, 1997


                     DESCRIPTION                         UNITS/SHARES            COST              MARKET VALUE
---------------------------------------------------------------------------------------------------------------------

Dreyfus Disciplined Stock Fund*:
   Interest in Dreyfus Disciplined Stock Fund         17,625.152 shares        $  562,381            $  548,495

Dreyfus Small Company Value Fund*:
   Interest in Dreyfus Small Company Value Fund       29,088.890 shares           578,661               612,903

Dreyfus International Value Fund*:
   Interest in Dreyfus International Value Fund        1,209.206 shares            18,366                17,654

Participant loans                                        9.25% to 9.50%                --               152,629
                                                                         --------------------------------------------
                                                                               $1,159,408            $1,331,681
                                                                         ============================================


* Party-in-interest

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities
                         of Allegheny Ludlum Corporation

                  Item 27d--Schedule of Reportable Transactions

                          Year ended December 31, 1997

                                                 PURCHASE        PURCHASE         SALE         SELLING       GAIN
            DESCRIPTION OF ASSETS              TRANSACTIONS       PRICE       TRANSACTIONS      PRICE       (LOSS)
----------------------------------------------------------------------------------------------------------------------

Type (i) Transactions
   Dreyfus Small Company Value Fund                   1          $ 28,338          --          $     --     $    --
   Dreyfus Small Company Value Fund                   1            40,616          --                --          --
   Dreyfus Small Company Value Fund                   1            45,271          --                --          --
   Dreyfus Small Company Value Fund                   1            36,319          --                --          --
   Dreyfus Small Company Value Fund                   1            84,830          --                --          --
   Dreyfus Small Company Value Fund                   1            58,913          --                --          --
   Dreyfus Small Company Value Fund                   1            26,943          --                --          --
   Dreyfus Small Company Value Fund                   1            31,491          --                --          --
   Dreyfus Small Company Value Fund                  --                --           1            85,237      13,608
   Dreyfus Small Company Value Fund                   1            57,883          --                --          --
   Dreyfus Small Company Value Fund                  --                --           1            58,889       5,965
   Dreyfus Small Company Value Fund                   1            49,683          --                --          --
   Dreyfus Small Company Value Fund                   1            16,954          --                --          --
   Dreyfus Small Company Value Fund                   1            21,961          --                --          --
   Dreyfus Small Company Value Fund                   1            24,676          --                --          --
   Dreyfus Small Company Value Fund                   1            16,700          --                --          --
   Dreyfus Small Company Value Fund                   1            19,022          --                --          --
   Dreyfus Disciplined Stock Fund                     1            16,209          --                --          --
   Dreyfus Disciplined Stock Fund                    --            18,455          --                --          --
   Dreyfus Disciplined Stock Fund                     1            16,994          --                --          --
   Dreyfus Disciplined Stock Fund                     1            36,319          --                --          --
   Dreyfus Disciplined Stock Fund                    --                --           1            60,738      10,690
   Dreyfus Disciplined Stock Fund                     1            86,825          --                --          --
   Dreyfus Disciplined Stock Fund                    --                --           1            90,908      14,093
   Dreyfus Disciplined Stock Fund                     1           149,768          --                --          --
   Dreyfus Disciplined Stock Fund                    --                --           1           152,809      18,796
   Dreyfus Disciplined Stock Fund                     1           152,625          --                --          --
   Dreyfus Disciplined Stock Fund                     1            49,683          --                --          --

Type (iii) Transactions
   Dreyfus Disciplined Stock Fund                    73           664,005          --                --          --
   Dreyfus Disciplined Stock Fund                    --                --          14           355,400      47,797
   Dreyfus Small Company Value Fund                  77           697,812          --                --          --
   Dreyfus Small Company Value Fund                  --                --          12           174,096      18,710
   Dreyfus International Value Fund                  29            19,007          --                --          --
   Dreyfus International Value Fund                  --                --           6            18,941         290

There were no Type (ii) or (iv) transactions during the year ended December 31, 1997.

                                      Audited Financial Statements

                                      ALLEGHENY LUDLUM
                                      CORPORATION PERSONAL
                                      RETIREMENT AND 401(k)
                                      SAVINGS ACCOUNT PLAN

                                      Years ended December 31, 1997 and 1996
                                      with Report of Independent Auditors

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

                          Audited Financial Statements

                     Years ended December 31, 1997 and 1996




                                    CONTENTS

Report of Independent Auditors .................................................................................    87

Audited Financial Statements

Statements of Net Assets Available for Benefits with Fund Information...........................................    88
Statements of Changes in Net Assets Available for Benefits with Fund Information................................    90
Notes to Financial Statements ..................................................................................    92


Schedules

Item 27a--Schedule of Assets Held for Investment Purposes........................................................  103
Item 27d--Schedule of Reportable Transactions....................................................................  104

                         REPORT OF INDEPENDENT AUDITORS


Personnel and Compensation Committee
Allegheny Ludlum Corporation

We have audited the accompanying statements of net assets available for benefits of the Allegheny Ludlum Corporation Personal Retirement and 401(k) Savings Account Plan (the Plan) as of December 31, 1997 and 1996, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Allegheny Ludlum Corporation Personal Retirement and 401(k) Savings Account Plan as of December 31, 1997 and 1996, and the changes in its net assets available for benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedules of assets held for investment purposes as of December 31, 1997 and reportable transactions for the year ended December 31, 1997, are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the financial statements. The Fund Information in the statement of net assets available for benefits and the statement of changes in net assets available for benefits is presented for purposes of additional analysis rather than to present the net assets available for benefits and changes in net assets available for benefits of each fund. The supplemental schedules and Fund Information have been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, are fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/Ernst & Young LLP
June 5, 1998

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

      Statement of Net Assets Available for Benefits with Fund Information

                                December 31, 1997




                                   LIFESTYLE     LIFESTYLE     LIFESTYLE     ALLIANCE      FIXED
                                  GROWTH AND       GROWTH       INCOME        EQUITY       INCOME
                                  INCOME FUND       FUND         FUND          FUND         FUND
                                --------------------------------------------------------------------
        ASSETS
        Investments:
           Interest in
             Allegheny Ludlum
             Corporation
             Master Trusts        $3,395,294     $890,297       $299,973    $10,447,614  $32,302,520
           Interest in
             registered                    -            -              -              -            -
             investment
             companies
        Participant loans                  -            -              -              -            -
                                ====================================================================
        Net assets available
           for benefits           $3,395,294     $890,297       $299,973    $10,447,614  $32,302,520
                                ====================================================================



                                                DREYFUS
                                                 SMALL        DREYFUS
                                  DREYFUS       COMPANY    INTERNATIONAL    COMPANY
                                DISCIPLINED      VALUE         VALUE         STOCK      PARTICIPANT
                                 STOCK FUND       FUND         FUND          FUND          LOANS        TOTAL
                              ------------------------------------------------------------------------------------
        ASSETS
        Investments:
           Interest in
             Allegheny Ludlum
             Corporation
             Master Trusts       $        -    $        -     $      -     $7,256,888   $        -    $54,592,586
           Interest in
             registered           5,119,259     2,939,535      586,660              -            -      8,645,454
             investment
             companies
        Participant loans                 -             -            -              -    2,607,131      2,607,131
                              ====================================================================================
        Net assets available
           for benefits          $5,119,259    $2,939,535     $586,660     $7,256,888   $2,607,131    $65,845,171
                              ====================================================================================


        See accompanying notes.

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

      Statement of Net Assets Available for Benefits with Fund Information

                                December 31, 1996




                                 LIFESTYLE     LIFESTYLE    LIFESTYLE     ALLIANCE       FIXED
                                GROWTH AND      GROWTH        INCOME       EQUITY        INCOME
                                INCOME FUND      FUND          FUND         FUND          FUND
                               --------------------------------------------------------------------
        ASSETS
        Investments:
           Interest in
             Allegheny Ludlum
             Corporation
             Master Trusts       $2,692,942   $255,493        $109,210    $7,928,265   $31,266,989
           Interest in
             registered
             investment                   -          -               -             -             -
             companies
        Participant loans                 -          -               -             -             -
                               ====================================================================
        Net assets available
           for benefits          $2,692,942   $255,493        $109,210    $7,928,265   $31,266,989
                               ====================================================================


                                                DREYFUS
                                                 SMALL         DREYFUS
                                  DREYFUS       COMPANY     INTERNATIONAL    COMPANY
                                DISCIPLINED      VALUE          VALUE         STOCK       PARTICIPANT
                                STOCK FUND        FUND          FUND           FUND          LOANS           TOTAL
                              ---------------------------------------------------------------------------------------
        ASSETS
        Investments:
           Interest in
             Allegheny Ludlum
             Corporation
             Master Trusts       $        -    $      -        $      -     $6,173,124   $        -       $48,426,023
           Interest in
             registered
             investment           2,338,361     498,316         208,387              -            -         3,045,064
             companies
        Participant loans                 -           -               -              -    1,964,483         1,964,483
                              =======================================================================================
        Net assets available
           for benefits          $2,338,361    $498,316        $208,387     $6,173,124   $1,964,483       $53,435,570
                              =======================================================================================


See accompanying notes.

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

 Statement of Changes in Net Assets Available for Benefits with Fund Information

                          Year ended December 31, 1997


                               LIFESTYLE
                                GROWTH      LIFESTYLE   LIFESTYLE   ALLIANCE       FIXED
                              AND INCOME     GROWTH      INCOME      EQUITY       INCOME
                                 FUND         FUND        FUND        FUND         FUND
                             ----------------------------------------------------------------
     ADDITIONS
     Cash contributions:
        Employer             $     68,380  $  28,734   $    8,998  $           $  1,975,995
                                                                       201,521
        Employee                  241,851    114,142       37,916      751,807    2,098,166
     Investment income:
        Allocation of net
          earnings from
          Allegheny Ludlum
          Corporation
          Master
          Trusts                  570,237    134,743       25,255    2,223,395    2,075,054
        Earnings from
          registered
          investment
          companies                     -          -            -            -            -
        Interest income                 -          -            -            -            -
     Interfund transfers          (95,907)   362,740      119,771     (511,598)  (3,241,130)
                             ----------------------------------------------------------------
                                  784,561    640,359      191,940    2,665,125    2,908,085
     Deductions:
        Distributions to
          participants             82,209      5,555        1,177      145,776    1,872,554
                             ----------------------------------------------------------------
                                   82,209      5,555        1,177      145,776    1,872,554
                             ----------------------------------------------------------------

     Net additions                702,352    634,804      190,763    2,519,349    1,035,531
     Net assets available
        for benefits at
        beginning
        of year                 2,692,942    255,493      109,210    7,928,265   31,266,989
                             ----------------------------------------------------------------
     Net assets available
        for benefits at
        end of year            $3,395,294   $890,297     $299,973  $10,447,614  $32,302,520
                             ================================================================



                                             DREYFUS
                                DREYFUS       SMALL        DREYFUS
                              DISCIPLINED    COMPANY    INTERNATIONAL      COMPANY
                                 STOCK        VALUE         VALUE           STOCK       PARTICIPANT
                                 FUND          FUND          FUND           FUND           LOANS            TOTAL
                             -------------------------------------------------------------------------------------------
     ADDITIONS
     Cash contributions:
        Employer              $   152,920  $     91,965   $  27,724     $   229,621    $               $  2,785,858
                                                                                                  -
        Employee                  509,756       316,135     110,902         503,062               -       4,683,737
     Investment income:
        Allocation of net
          earnings from
          Allegheny Ludlum
          Corporation
          Master
          Trusts                        -            -            -         847,855               -       5,876,539
        Earnings from
          registered
          investment
          companies               979,736      393,809       27,398               -               -       1,400,943
        Interest income                 -            -            -               -         197,613         197,613
     Interfund transfers        1,203,696    1,668,466      231,424        (182,497)        445,035               -
                             -------------------------------------------------------------------------------------------
                                2,846,108    2,470,375      397,448       1,398,041         642,648      14,944,690
     Deductions:
        Distributions to
          participants             65,210       29,156       19,175         314,277               -       2,535,089
                             -------------------------------------------------------------------------------------------
                                   65,210       29,156       19,175         314,277               -       2,535,089
                             -------------------------------------------------------------------------------------------

     Net additions              2,780,898    2,441,219      378,273       1,083,764         642,648      12,409,601
     Net assets available
        for benefits at
        beginning
        of year                 2,338,361      498,316      208,387       6,173,124       1,964,483      53,435,570
                             -------------------------------------------------------------------------------------------
     Net assets available
        for benefits at
        end of year            $5,119,259   $2,939,535     $586,660      $7,256,888      $2,607,131     $65,845,171
                             ===========================================================================================



     See accompanying notes.

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

 Statement of Changes in Net Assets Available for Benefits with Fund Information

                          Year ended December 31, 1996


                          LIFESTYLE                                                      DREYFUS
                           GROWTH    LIFESTYLE LIFESTYLE    ALLIANCE        FIXED      DISCIPLINED
                         AND INCOME   GROWTH     INCOME      EQUITY         INCOME        STOCK       DIVERSIFIED
                            FUND       FUND       FUND        FUND           FUND         FUND            FUND
                         ----------------------------------------------------------------------------------------
ADDITIONS
Cash contributions:
   Employer              $   24,772  $   5,491   $  2,339    $  141,489   $ 2,327,020   $   46,719   $     9,854
   Employee                  77,598     21,486      7,778     1,028,715     2,121,949      140,656       260,122
Investment income:
   Allocation of net
     earnings from
     Allegheny Ludlum
     Corporation Master
     Trusts                 202,963     18,207      3,466     1,051,113     1,848,325            -        89,867
   Earnings from
     registered
     investment
     companies                    -        274        134          (126)           (2)     187,323            42
   Net gain from
     collective                   -          -          -             -         1,792      120,163             -
     investment fund
   Interest income                -          -          -           143           469            -             -
Dividend income                   -          -          -             -             -            -             -
Net appreciation in
   fair value of
   investments                    -          -          -             -             -            -             -
Transfer (to) from other
   ALC savings plans         (8,810)      (771)      (770)      124,441      (230,235)      (9,680)       82,921
Interfund transfers       2,424,263    211,059     96,505       219,643    (2,776,394)   1,863,139    (2,384,841)
                         ----------------------------------------------------------------------------------------
                          2,720,786    255,746    109,452     2,565,418     3,292,924    2,348,320    (1,942,035)
Deductions:
   Distributions to
     participants            27,844        253        242       164,352     1,628,885        9,959        15,882
   Other                          -          -          -           702         2,417            -           430
                         ----------------------------------------------------------------------------------------
                             27,844        253        242       165,054     1,631,302        9,959        16,312
                         ----------------------------------------------------------------------------------------

Net additions
   (deductions)           2,692,942    255,493    109,210     2,400,364     1,661,622    2,338,361    (1,958,347)
Net assets available
   for benefits at
   beginning of year              -          -          -     5,527,901    29,605,367            -     1,958,347
                         ----------------------------------------------------------------------------------------
Net assets available
   for benefits at
   end of year           $2,692,942  $255,493    $109,210    $7,928,265   $31,266,989   $2,338,361   $         -
                         ========================================================================================



                         DREYFUS
                          SMALL       DREYFUS
                         COMPANY   INTERNATIONAL   COMPANY        STOCK
                          VALUE        VALUE        STOCK         INDEX     PARTICIPANT
                          FUND         FUND          FUND          FUND        LOANS         TOTAL
                        ------------------------------------------------------------------------------
ADDITIONS
Cash contributions:
   Employer              $  6,717      $  4,300     $  306,033   $  20,707    $        -   $ 2,895,441
   Employee                20,616        15,846        513,926     134,178             -     4,342,870
Investment income:
   Allocation of net
     earnings from
     Allegheny Ludlum
     Corporation Master
     Trusts                     -             -        977,001           -             -     4,190,942
   Earnings from
     registered
     investment
     companies             35,615         7,195             74         348             -       230,877
   Net gain from
     collective             5,279           490              -      34,058             -       161,782
     investment fund
   Interest income              -             -            217           -       122,462       123,291
Dividend income                 -             -         30,865           -             -        30,865
Net appreciation in
   fair value of
   investments                  -             -        298,987           -             -       298,987
Transfer (to) from other
   ALC savings plans      (15,879)      (14,462)       162,340      22,757             -       111,852
Interfund transfers       453,224       195,156       (227,541)   (790,143)      715,930             -
                        ------------------------------------------------------------------------------
                          505,572       208,525      2,061,902    (578,095)      838,392    12,386,907
Deductions:
   Distributions to
     participants           7,256           138        204,121      12,735             -     2,071,667
   Other                        -             -          3,397         899             -         7,845
                        ------------------------------------------------------------------------------
                            7,256           138        207,518      13,634             -     2,079,512
                        ------------------------------------------------------------------------------

Net additions
   (deductions)           498,316       208,387      1,854,384    (591,729)      838,392    10,307,395
Net assets available
   for benefits at
   beginning of year            -             -      4,318,740     591,729     1,126,091    43,128,175
                        ------------------------------------------------------------------------------
Net assets available
   for benefits at
   end of year           $498,316      $208,387     $6,173,124   $       -    $1,964,483   $53,435,570
                        ==============================================================================



See accompanying notes.

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

                          Notes to Financial Statements

                                December 31, 1997


1. SIGNIFICANT ACCOUNTING POLICIES

Investments are stated at fair value determined as follows:

       Allegheny Teledyne Incorporated (Allegheny Teledyne) common stock in the Company Stock Fund is stated at the quoted market price on the New York Stock Exchange.

       The Fixed Income Fund is stated at cost plus net earnings, which approximates market value.

       All other funds are stated at their net asset value, based on the quoted market prices of the securities held in such funds on applicable exchanges.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

2. DESCRIPTION OF THE PLAN

The purpose of the Plan is to provide retirement benefits to eligible employees of Allegheny Ludlum Corporation (ALC) through company contributions and to encourage employee thrift by permitting eligible employees to defer a part of their compensation and contribute such deferral to the Plan. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. ALC is a wholly owned subsidiary of Allegheny Teledyne.

The Plan Sponsor contributes to the Plan fifty cents per hour worked per eligible employee. Unless otherwise specified by the participant, all contributions are made to the Fixed Income Fund. Such contributions are made only from current income or accumulated earnings of the Plan Sponsor.

The Plan allows participants to direct contributions made on their behalf to any of the investment alternatives. The Plan allows employees to set aside up to 18% of eligible wages each pay period through payroll deductions subject to Internal Revenue Service (IRS) limitations.

During 1996, the Plan was amended to allow for additional investment options and to discontinue the Stock Index Fund and Diversified Fund investment options. The investment options provided by the Plan for the years ended December 31, 1997 and 1996 are as follows:

       Lifestyle Growth and Income Fund--invests in equity and fixed income securities and may invest up to 15% of its assets in international securities.

       Lifestyle Growth Fund--invests in equity and fixed income securities and may invest up to 25% of its assets in international securities.

       Lifestyle Income Fund--consists of common stock, fixed income securities and short-term money market instruments.

       Alliance Equity Fund--consists of common stocks.

       Fixed Income Fund--consists of amounts invested in insurance companies or other financial institutions under an agreement with repayment in full, plus interest at a fixed rate.

       Dreyfus Disciplined Stock Fund--invests in equity securities and may invest up to 20% of its assets in high quality money market accounts.

       Diversified Fund--consists of a combination of common or preferred capital stocks, bonds, notes, and debentures.

       Dreyfus Small Company Value Fund--invests primarily in small company equities and to a limited degree in bonds and money market instruments.

       Dreyfus International Value Fund--consists of equity securities of foreign company equities, and to a limited degree, in bonds and money market instruments.

       Company Stock Fund--consists of Allegheny Teledyne common stock.

       Stock Index Fund--invests in a collective trust that invests in common stocks of companies comprising the S&P 500.

Separate accounts are maintained by the Plan Sponsor for each participating employee. Trustee fees and asset management fees charged for the administration of all funds are charged against net assets available for benefits of the respective fund. Certain other expenses of administering the Plan are paid by the Plan Sponsor.

A participant may make an "in-service" withdrawal of all or part of the value of his account attributable to employer contributions and earnings on such contributions. Contributions made to an employee's 401(k) account may be withdrawn at age 59-1/2, or in the event of financial hardship prior to age 59-1/2. Upon termination of employment or retirement, a participant is fully entitled to his account balance.

In the event that the Plan is completely or partially terminated or ALC completely discontinues contributions, all amounts then credited to the accounts of the affected participants shall immediately become fully vested and nonforfeitable.

Information about the Plan is contained in the Summary Plan Description. Copies of this Summary Plan Description are available from the Allegheny Teledyne Personnel and Compensation Committee (Committee).

3. INVESTMENTS

The Plan is a participant in the ALC Fixed Income Master Trust, the ALC Alliance Equity Master Trust, the ALC ATI Common Stock Master Trust, the ALC Lifestyle Growth Fund Master Trust, the ALC Lifestyle Income Fund Master Trust, and the ALC Lifestyle Growth and Income Fund Master Trust. The Plan's participating interests in these master trusts as of December 31 were as follows:

                                                                               1997                  1996
                                                                       --------------------------------------------
ALC Fixed Income Master Trust                                                 23.88%                22.07%
ALC Alliance Equity Master Trust                                              17.36%                14.80%
ALC ATI Common Stock Master Trust                                             20.38%                17.40%
ALC Lifestyle Growth Fund Master Trust                                        17.40%                13.11%
ALC Lifestyle Income Fund Master Trust                                        16.43%                18.50%
ALC Lifestyle Growth and Income Fund Master Trust                             14.93%                14.92%

The composition of the net assets of the ALC Fixed Income Master Trust at December 31, 1997 and 1996 was as follows:

                                                                               1997                  1996
                                                                       --------------------------------------------
Guaranteed investment contracts:
   Confederation Life Insurance Company                                        $    29,118          $  4,024,149
   Continental Assurance Company                                                 6,718,924             9,404,989
   John Hancock Life Insurance Company                                           2,600,000                     -
   Life Insurance Company of Virginia                                            8,725,219            15,918,713
   New York Life Insurance Company                                              15,169,828            14,124,589
   Pacific Mutual Life Insurance Company                                         5,793,190             5,441,658
   Peoples Security Life Insurance Company                                      11,038,629            10,403,430
   Prudential Insurance Company                                                  6,144,220            14,396,590
   Southland Life Insurance Company                                             16,288,645            15,200,545
   Security Life of Denver                                                               -             5,000,000
   Protective Life Insurance Company                                                     -             3,751,970
   Transamerica Occidental                                                      10,936,663            10,597,526
                                                                       --------------------------------------------
                                                                                83,444,436           108,264,159

                                                                               1997                  1996
                                                                       --------------------------------------------
Synthetic contracts:
   Caisse des Depots et Consignations                                            3,879,321             3,642,950
   Peoples Security                                                              2,948,698                     -
   Transamerica Occidental                                                      13,865,850                     -
   Union Bank of Switzerland                                                     5,937,712             5,920,612
   Westdeutsche Landesbank                                                      13,727,581            13,668,143
                                                                       --------------------------------------------
                                                                                40,359,162            23,231,705

Temporary short-term investments                                                10,765,309             9,512,226
Accrued interest receivable                                                        733,753               655,473
Other payables                                                                      (6,169)               (4,306)
                                                                       ============================================
Total net assets                                                              $135,296,491          $141,659,257
                                                                       ============================================

In May 1997, the Allegheny Ludlum Corporation Fixed Income Master Trust received approximately $4,500,000 related to the Confederation Life Insurance Company Guaranteed Investment Contract in accordance with the liquidation plan. Management is unable to determine additional amounts, if any, that will be received by the Allegheny Ludlum Corporation Fixed Income Master Trust.

The composition of net assets of the ALC Alliance Equity Master Trust at December 31, 1997 and 1996 was as follows:

                                                                               1997                  1996
                                                                       --------------------------------------------
Investment in registered investment companies:
   Alliance Equity Fund S.A. #4 (865.1940 and 994.6310 shares,
     respectively)                                                             $60,199,619           $53,579,310
   Cash                                                                                 90                     -
   Operating payables                                                              (10,341)              (16,348)
                                                                       ============================================
Total net assets                                                               $60,189,368           $53,562,962
                                                                       ============================================

The composition of net assets of the ALC ATI Common Stock Master Trust at December 31, 1997 and 1996 was as follows:

                                                                                   1997                  1996
                                                                       --------------------------------------------
Allegheny Teledyne Incorporated Common Stock (1,347.732 and
   1,537.708 shares, respectively)                                             $34,872,566           $35,367,284
Receivables                                                                          4,527                58,750
Short Term Investment Fund                                                         738,595                48,275
Operating payables                                                                    (822)                 (564)
                                                                       ============================================
Total net assets                                                               $35,614,866           $35,473,745
                                                                       ============================================

The composition of assets of the ALC Lifestyle Growth Fund Master Trust at December 31, 1997 and 1996 was as follows:

                                                                                   1997                  1996
                                                                       --------------------------------------------
Dreyfus Lifestyle Growth Fund                                                  $5,117,053            $1,949,121
Operating payables                                                                     (5)                   (1)
                                                                       ============================================
                                                                               $5,117,048            $1,949,120
                                                                       ============================================

The composition of assets of the ALC Lifestyle Income Fund Master Trust at December 31, 1997 and 1996 was as follows:

                                                                                   1997                  1996
                                                                       --------------------------------------------
Dreyfus Lifestyle Income Fund                                                  $1,825,632              $590,191
Operating payables                                                                     (2)                    -
                                                                       ============================================
                                                                               $1,825,630              $590,191
                                                                       ============================================

The composition of assets of the ALC Lifestyle Growth and Income Fund Master Trust at December 31, 1997 and 1996 was as follows:

                                                                               1997                  1996
                                                                       --------------------------------------------
Dreyfus Lifestyle Growth and Income Fund                                      $22,740,752           $18,049,004
Receivables                                                                            58                     1
                                                                       ============================================
                                                                              $22,740,808           $18,049,005
                                                                       ============================================

Detail information regarding the composition of the various Lifestyle funds are reported in the separate collective trust filings.

The composition of the changes in net assets of the various master trusts is as follows:

                       ALC FIXED INCOME MASTER TRUST    ALC ALLIANCE EQUITY MASTER     ALC ATI COMMON STOCK MASTER
                                                                  TRUST                           TRUST
                       ------------------------------ ------------------------------- ------------------------------
                                                          YEAR ENDED DECEMBER 31
                       ---------------------------------------------------------------------------------------------
                            1997           1996            1997            1996            1997            1996
                       --------------- -------------- ---------------- -------------- --------------- --------------
Investment income:
   Interest income
   (loss)               $  8,694,877    $  8,255,640    $         -      $    16,937     $    (1,554)   $    15,713
   Realized gains on
     sale of
     investments                   -               -              -                -       1,835,342      1,588,011
   Unrealized
     appreciation in
     fair value of
     investments                   -               -              -                -       2,318,151      3,346,346
   Dividends                       -               -              -                -         837,662        537,617
   Net gain,
     registered
     investment
     companies                     -               -     13,819,313        7,335,440               -              -
   Net gain, common
     collective funds        468,281         743,008              -                -          73,411              -
Other income                   1,343               -              -                -               -              -
Administrative
   expenses                 (189,938)       (256,059)      (211,873)        (173,713)        (27,286)       (14,043)
Transfers                (15,337,329)    (10,804,451)    (6,981,034)       5,469,649      (4,894,605)    30,000,101
                        --------------------------------------------------------------------------------------------
Net increase
   (decrease)             (6,362,766)     (2,091,862)     6,626,406       12,648,313         141,121     35,473,745
Total net assets at
   beginning of year     141,659,257     143,751,119     53,562,962       40,914,649      35,473,745              -
                        ============================================================================================
Total net assets at
   end of year          $135,296,491    $141,659,257    $60,189,368      $53,562,962     $35,614,866    $35,473,745
                        ============================================================================================

                         ALC LIFESTYLE GROWTH FUND      ALC LIFESTYLE INCOME FUND        ALC LIFESTYLE GROWTH AND
                               MASTER TRUST                    MASTER TRUST              INCOME FUND MASTER TRUST
                       ------------------------------ ------------------------------- ------------------------------
                                                          YEAR ENDED DECEMBER 31
                       ---------------------------------------------------------------------------------------------
                            1997           1996            1997            1996            1997            1996
                       --------------- -------------- ---------------- -------------- --------------- --------------
Investment income:
   Interest income      $        -      $        -      $      105        $      -     $         -     $       110
   Realized gains on
     sale of                     -               -               -               -               -       3,769,730
     investments
   Unrealized
     depreciation in
     fair value of               -               -               -               -               -      (3,794,673)
     investments
   Net gain, common
     collective funds      882,650         113,120         152,034          24,356       3,853,009       1,384,385
Transfers                2,285,394       1,836,065       1,083,338         565,870         838,793         762,689
Administrative                (116)            (65)            (38)            (35)              -            (402)
   expenses
                        -------------------------------------------------------------------------------------------
Net increase             3,167,928       1,949,120       1,235,439         590,191       4,691,803       2,121,839
Total net assets at
   beginning of year     1,949,120               -         590,191               -      18,049,005      15,927,166
                        ===========================================================================================
Total net assets at
   end of year          $5,117,048      $1,949,120      $1,825,630        $590,191     $22,740,808     $18,049,005
                        ===========================================================================================

The average yield for 1997 and 1996 for the ALC Fixed Income Master Trust was 6.57% and 6.43%, respectively. Credited interest rates on the contracts ranged from 5.60% to 8.18% and 5.24% to 8.18% for 1997 and 1996, respectively, and are determined at contract inception.

Interest, realized and unrealized gains and losses, and management fees from the master trusts are included in the allocation of net earnings (losses) from master trusts on the statement of changes in net assets available for benefits.

The changes in cumulative net unrealized gain (loss) for the years ended December 31, 1997 and 1996 are as follows:

                                                                                                    DREYFUS      DREYFUS
                                  LIFESTYLE                                           DREYFUS        SMALL        INTER-
                                   GROWTH     LIFESTYLE   LIFESTYLE    ALLIANCE     DISCIPLINED     COMPANY      NATIONAL
                                 AND INCOME    GROWTH      INCOME       EQUITY         STOCK         VALUE         VALUE
                                    FUND        FUND        FUND         FUND          FUND          FUND          FUND
                                ---------------------------------------------------------------------------------------------
  Balance at December 31, 1995     $      -   $      -     $     -   $ 2,060,176      $      -     $      -       $      -
       Unrealized gain (loss)       196,606     16,304       3,120    (1,711,785)       16,419      (16,463)         3,608
                                ---------------------------------------------------------------------------------------------
  Balance at December 31, 1996      196,606     16,304       3,120       348,391        16,419      (16,463)         3,608
       Unrealized gain (loss)       487,633    112,824      12,082     1,981,168       267,954      262,658        (20,924)
                                ---------------------------------------------------------------------------------------------
   Balance at December 31, 1997    $684,239   $129,128     $15,202   $ 2,329,559      $284,373     $246,195       $(17,316)
                                =============================================================================================





                                   COMPANY        STOCK
                                    STOCK         INDEX      DIVERSIFIED
                                     FUND          FUND         FUND          TOTAL
                                --------------------------------------------------------
  Balance at December 31, 1995     $284,448     $ 65,352      $ 458,411    $ 2,868,387
       Unrealized gain (loss)       556,710      (65,352)      (458,411)    (1,459,244)
                                --------------------------------------------------------
  Balance at December 31, 1996      841,158            -              -      1,409,143
       Unrealized gain (loss)       113,745            -              -      3,217,140
                                --------------------------------------------------------
   Balance at December 31, 1997    $954,903     $      -       $      -    $ 4,626,283
                                ========================================================

4. INCOME TAX STATUS

The Plan has received a determination letter from the Internal Revenue Service dated November 30, 1995, stating that the Plan is qualified under Section 401(a) of the Internal Revenue Code of 1986 (the Code) and that the trust, therefore, is exempt from taxation. Once qualified, the Plan is required to operate in conformity with the Code and ERISA to maintain its tax-exempt status. The administrator is not aware of any course of action or series of events that have occurred that might adversely affect the Plan's qualified status.

5. TRANSACTIONS WITH PARTIES-IN-INTEREST

Investment fees paid during the year for services rendered were based on customary and reasonable rates for such services.

6. YEAR 2000 (UNAUDITED)

Allegheny Teledyne has initiated formal communications with its significant service providers (plan trustee and plan recordkeeper) to determine the extent to which the Plan's systems or operations are vulnerable to those parties' failure to remediate their own Year 2000 issues. In addition, Allegheny Teledyne has been reviewing its own internal systems that impact the processing of employee benefits. Allegheny Teledyne expects that all necessary modifications to these internal systems will be completed prior to any significant impact on these internal systems.

The Plan's service providers have indicated that they are presently taking steps to ensure that the Plan's systems and operations will be Year 2000 compliant.

                                    SCHEDULES

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

            Item 27a--Schedule of Assets Held for Investment Purposes

                                December 31, 1997


                    DESCRIPTION                          UNIT/SHARE           COST VALUE           MARKET VALUE
---------------------------------------------------------------------------------------------------------------------
Dreyfus Disciplined Stock Fund*:
   Interest in Dreyfus Disciplined Stock Fund        164,500.6140 shares       $4,834,886           $ 5,119,259

Dreyfus Small Company Value Fund*:
   Interest in Dreyfus Small Company Value Fund      139,512.8390 shares        2,693,340             2,939,535

Dreyfus International Value Fund*:
   Interest in Dreyfus International Value Fund       40,182.1880 shares          603,977               586,660

Participant loans                                      9.25% to 9.50%                   -             2,607,131
                                                                         --------------------------------------------
                                                                               $8,132,203           $11,252,585
                                                                         ============================================


*Represents party-in-interest.

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

                  Item 27d--Schedule of Reportable Transactions

                          Year ended December 31, 1997



                                                   PURCHASE       PURCHASE         SALE         SELLING       GAIN
             DESCRIPTION OF ASSETS               TRANSACTIONS      PRICE       TRANSACTIONS      PRICE       (LOSS)
-----------------------------------------------------------------------------------------------------------------------
Type (iii) Transactions
-----------------------
   Dreyfus Disciplined Stock Fund                     152         $3,692,460         -          $        -   $      -

   Dreyfus Disciplined Stock Fund                       -                  -       100           1,704,653    186,113

   Dreyfus Small Company Value Fund                   164          3,014,427         -                   -          -

   Dreyfus Small Company Value Fund                     -                  -        77             892,776     73,891

   Dreyfus International Value Fund                   127            871,352         -                   -          -

   Dreyfus International Value Fund                     -                  -        70             490,446     29,922


There were no Type (i), (ii) or (iv) transactions during the year ended December 31, 1997.

                                         Audited Financial Statements

                                         TELEDYNE
                                         401(k) PLAN

                                         Years ended December 31, 1997 and 1996
                                         with Report of Independent Auditors

                                    Teledyne
                                   401(k) Plan

                          Audited Financial Statements

                     Years ended December 31, 1997 and 1996




                                    CONTENTS

Report of Independent Auditors .................................................................................   107

Audited Financial Statements

Statements of Net Assets Available for Benefits ................................................................   108
Statements of Changes in Net Assets Available for Benefits
   with Fund Information .......................................................................................   109
Notes to Financial Statements ..................................................................................   111

Schedules

Item 27a--Schedule of Assets Held for Investment Purposes........................................................  115
Item 27d--Schedule of Reportable Transactions....................................................................  116

                         REPORT OF INDEPENDENT AUDITORS

Personnel and Compensation Committee
Allegheny Teledyne Incorporated

We have audited the accompanying statements of net assets available for benefits of the Teledyne 401(k) Plan ("the Plan") as of December 31, 1997 and 1996, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, information regarding the Plan's net assets available for benefits at December 31, 1997 and 1996, and the changes therein for the years then ended, in conformity with generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of assets held for investment purposes as of December 31, 1997, and reportable transactions for the year then ended, are presented for the purpose of additional analysis and are not a required part of the basic financial statements but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The fund information in the statement of net assets available for benefits and the statement of changes in net assets available for benefits is presented for purposes of additional analysis rather than to present the net assets available for benefits and changes in net assets available for benefits of each fund. The supplemental schedules and Fund information have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Ernst & Young LLP
June 5, 1998

                                    Teledyne
                                   401(k) Plan

                 Statements of Net Assets Available for Benefits

                                 (000s Omitted)


                                                                                           DECEMBER 31
                                                                                      1997             1996
                                                                                -----------------------------------
Investments at fair value:
   Income Accumulation Fund                                                           $ 14,695        $  12,097
   Growth Stock Fund                                                                    21,453           18,457
   Bond Index Fund                                                                       5,475            4,126
   Country Selector Fund                                                                 4,450            4,121
   Allegheny Teledyne Stock Fund                                                        18,329           14,626
   S&P 500 Stock Fund                                                                   78,949           51,413
   LifePath 2000 Fund                                                                    2,067            1,691
   LifePath 2010 Fund                                                                    5,904            4,228
   LifePath 2020 Fund                                                                   24,741           19,969
   LifePath 2030 Fund                                                                    4,967            3,187
   LifePath 2040 Fund                                                                    4,298            2,191
   Loans receivable from participants                                                    5,385            3,483
                                                                                ===================================
Net assets available for benefits                                                     $190,713         $139,589
                                                                                ===================================


See accompanying notes.

                                    Teledyne
                                   401(k) Plan

                          Notes to Financial Statements

                                December 31, 1997


1. ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements of the Teledyne 401(k) Plan ("the Plan") have been prepared on an accrual basis.

VALUATION OF INVESTMENTS

Funds managed by the Plan Trustee are valued at market. Allegheny Teledyne Incorporated ("Allegheny Teledyne") stock is publicly traded and valued at market.

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. DESCRIPTION

The Plan is a defined contribution plan available to employees of eligible Allegheny Teledyne Incorporated subsidiaries (primarily Teledyne Industries, Inc.) and divisions ("companies"). Qualifying employee contributions are partially matched by Allegheny Teledyne up to a maximum of $300 annually for each participant. Effective January 1, 1998, the match was increased to $1,000 annually per participant. A more detailed description of plan provisions is found in the formal plan documents and in summary materials distributed to participants.

3. CHANGE IN TRUSTEE

Effective January 1, 1996, BZW Barclays Global Investors, N.A. ("Barclays") became the Trustee of the Plan. In 1997, the retirement services division of Barclays was sold to Merrill Lynch, Pierce, Fenner & Smith, Inc. ("Merrill Lynch"). Accordingly, Merrill Lynch became the plan trustee and recordkeeper.

4. INVESTMENT PROGRAMS

Plan participants can invest their contributions in any or all of the eleven investment programs managed by the plan trustee listed below:

         Income Accumulation Fund: This fund invests in U.S. Government and agency securities, investment contracts, and other short-term, fixed-income securities. The objective of this fund is to provide a stable level of income without significant principle fluctuations.

         Growth Stock Fund: This fund invests in stocks expected to have above-average rates in revenues and earnings. Approximately 60% of the holdings are of well-known established companies with stable long-term growth prospects. The remaining 40% includes newly issued stocks as well as smaller, more aggressive companies. This fund seeks to outperform the S&P 500 Index over a period of three to five years and limit the level of risk through diversification.

         Bond Index Fund: This fund invests in a diversified portfolio of high-quality U.S. Government and investment-grade corporate bonds. The objective of this fund is to earn moderate returns with a moderate level of risk.

         Country Selector Fund: This fund invests in international stocks from 20 countries, after first determining the appropriate allocation among the countries. The fund seeks high returns by selecting the mix of foreign equities believed to offer the best reward given the overall fund risk.

         Allegheny Teledyne Stock Fund: This fund invests in Allegheny Teledyne stock. The rate of return is based on the performance of Allegheny Teledyne stock and dividends received, and may increase or decrease in value.

         S&P 500 Stock Fund: This fund invests in a large portfolio of stocks, represented in the Standard and Poor's 500 Composite Index, and emphasizes long-term performance. There is no fixed rate of return; the fund is designed to conform as closely as possible to the performance of the Standard and Poor's 500 Composite Index, and may increase or decrease in value.

         LifePath Funds: There are five LifePath Funds: LifePath 2000, LifePath 2010, LifePath 2020, LifePath 2030, and LifePath 2040. The numbers in the names refer to the target date of the fund. These funds invest in a mix of U.S. and international stocks, bonds, and money market instruments. Each fund adjusts its mix of investments based on the expected risk and return of the different asset classes in which they invest. The objective of each fund is to maximize returns while maintaining a level of risk appropriate to its target date. The nearer the target date, the more conservatively the fund invests.

5. FEDERAL INCOME TAX STATUS

The Plan has received a determination letter from the Internal Revenue Service dated December 2, 1997, stating that the Plan is qualified under section 401(a) of the Internal Revenue Code of 1986 (the "Code") and that the trust, therefore, is exempt from taxation. Once qualified, the Plan is required to operate in conformity with the Code and ERISA to maintain its tax-exempt status. The administrator is not aware of any course of action or series of events that have occurred that might adversely affect the Plan's qualified status.

6. YEAR 2000 (UNAUDITED)

Allegheny Teledyne has initiated formal communications with its significant service providers (plan trustee and plan recordkeeper) to determine the extent to which the Plan's systems or operations are vulnerable to those parties' failure to remediate their own Year 2000 issues. In addition, Allegheny Teledyne has been reviewing its own internal systems that impact the processing of employee benefits. Allegheny Teledyne expects that all necessary modifications to these internal systems will be completed prior to any significant impact on these internal systems.

The Plan's service providers have indicated that they are presently taking steps to ensure that the Plan's systems and operations will be Year 2000 compliant.

                                    SCHEDULES

                                    Teledyne
                                   401(k) Plan

            Item 27a--Schedule of Assets Held for Investment Purposes

                                December 31, 1997

                                 (000s Omitted)
                        Except for share/unit information


            ISSUE, INVESTMENT DESCRIPTION,                      SHARES/                            MARKET VALUE
            RATE OF INTEREST, MATURITY DATE                      UNITS                COST
-------------------------------------------------------- ---------------------- ----------------- ----------------
Collective/Common Trust funds
-----------------------------
   Income Accumulation Fund                                 1,053,084.849           $  14,695         $  14,695
   Growth Stock Fund                                        1,043,426.987              19,955            21,453
   Bond Index Fund                                            481,493.555               4,919             5,475
   Country Selector Fund                                      445,439.210               4,602             4,450
   Allegheny Teledyne Stock Fund*                             885,900.624              12,725            18,329
   S&P 500 Stock Fund                                       4,837,566.418              52,785            78,949
   LifePath 2000 Fund                                         177,424.209               1,856             2,067
   LifePath 2010 Fund                                         473,807.864               4,979             5,904
   LifePath 2020 Fund                                       1,828,633.782              18,969            24,741
   LifePath 2030 Fund                                         364,961.643               3,922             4,967
   LifePath 2040 Fund                                         307,459.216               3,533             4,298
Participant loans                                           5.85% to 9%                     -             5,385
                                                                                ----------------------------------
                                                                                     $142,940          $190,713
                                                                                ==================================


* Party-in-interest

                                    Teledyne
                                   401(k) Plan

                  Item 27d--Schedule of Reportable Transactions

                          Year ended December 31, 1997

                                 (000s Omitted)
                    Except for purchase and sale transactions


                                            PURCHASE          PURCHASE           SALE
         DESCRIPTION OF ASSETS            TRANSACTIONS         PRICE          TRANSACTIONS     SELLING PRICE      GAIN (LOSS)
---------------------------------------- ---------------- ----------------- ---------------- ----------------- ----------------
Type (iii) transactions:
------------------------
Income Accumulation Fund                       138             $7,528                 -             $    -         $    -
Income Accumulation Fund                         -                  -               115              5,773              -
Growth Stock Fund                              140              6,117                 -                  -              -
Growth Stock Fund                                -                  -               113              3,941            138
Allegheny Teledyne Stock Fund                  144              6,954                 -                  -              -
Allegheny Teledyne Stock Fund                    -                  -               109              5,329          2,233
S&P 500 Stock Fund                             164             12,925                 -                  -              -
S&P 500 Stock Fund                               -                  -                89              3,925          1,095


There were no Type (i), (ii) or (iv) transactions during the year ended December 31, 1997.

                                    Teledyne
                                   401(k) Plan

 Statement of Changes in Net Assets Available for Benefits with Fund Information

                          Year ended December 31, 1997

                                 (000s Omitted)

                       INCOME       GROWTH      BOND       COUNTRY     ALLEGHENY     S&P 500    LIFEPATH   LIFEPATH
                    ACCUMULATION     STOCK      INDEX     SELECTOR     TELEDYNE       STOCK       2000       2010
                        FUND         FUND       FUND        FUND      STOCK FUND      FUND        FUND       FUND
                   --------------------------------------------------------------------------------------------------
Net investments
 income:
   Interest            $   841      $     -     $    -     $    -       $     -      $     -     $    -     $    -
     income
   Net realized/
     unrealized
     appreciation
     (depreciation)
     in fair value
     of investments          -          821        452       (163)        2,079       18,536        178        732
   Expenses                (11)          (8)        (1)        (1)          (10)         (29)        (1)         -
                   --------------------------------------------------------------------------------------------------
                           830          813        451       (164)        2,069       18,507        177        732
Contributions
  from participants      2,408        5,409      1,268      1,391         2,434       10,475        387      1,170
Contributions
  from employer            346          555        147        144           280        1,050         41        113
Rollover
  contributions            495          417        117         84           130          713          5         68
Other, net                 289           82          -         (2)           10           (5)        (2)        (7)
                   --------------------------------------------------------------------------------------------------
                         4,368        7,276      1,983      1,453         4,923       30,740        608      2,076
Distributions
   to participant
   or their
   beneficiaries        (2,505)      (1,161)      (432)      (378)       (1,726)      (4,381)      (175)      (320)
Interfund
   transfers               784       (3,027)      (197)      (738)          589        1,280        (48)       (75)
Transfers
   of plan
   assets                  (49)         (92)        (5)        (8)          (83)        (103)        (9)        (5)
                   --------------------------------------------------------------------------------------------------
Increase in net
   assets
   available
   for benefits          2,598        2,996      1,349        329         3,703       27,536        376      1,676
Net assets
   available
   for benefits
   at beginning
   of year              12,097       18,457      4,126      4,121        14,626       51,413      1,691      4,228
                   --------------------------------------------------------------------------------------------------
Net assets
   available
   for benefits
   at end of year      $14,695      $21,453     $5,475     $4,450       $18,329      $78,949     $2,067     $5,904
                   ==================================================================================================



                    LIFEPATH   LIFEPATH   LIFEPATH
                      2020       2030       2040     LOAN     SWEEP
                      FUND       FUND       FUND     FUND     ACCOUNT   TOTAL
                   -------------------------------------------------------------
Net investments
 income:
   Interest          $     -   $    -     $    -    $  372     $  1    $  1,214
     income
   Net realized/
     unrealized
     appreciation
     (depreciation)
     in fair value
     of investments    3,898      812        668         -        -      28,013
   Expenses              (10)      (2)        (3)        -      (10)        (86)
                   -------------------------------------------------------------
                       3,888      810        665       372       (9)     29,141
Contributions
  from participants    3,089    1,048        948         -        -      30,027
Contributions
  from employer          343      120        111         -        -       3,250
Rollover
  contributions          150       69         69         -        -       2,317
Other, net                50       (1)        (1)        -       (8)        405
                   -------------------------------------------------------------
                       7,520    2,046      1,792       372      (17)     65,140
Distributions
   to participant
   or their
   beneficiaries      (1,563)    (256)
Interfund
   transfers          (1,105)     (10)       473     2,054       20           -
Transfers
   of plan
   assets                (80)       -          -         -        -        (434)
                   -------------------------------------------------------------
Increase in net
   assets
   available
   for benefits        4,772    1,780      2,107     1,902        -      51,124
Net assets
   available
   for benefits
   at beginning
   of year            19,969    3,187      2,191     3,483        -     139,589
                   -------------------------------------------------------------
Net assets
   available
   for benefits
   at end of year    $24,741   $4,967     $4,298    $5,385     $  -    $190,713
                   =============================================================



See accompanying notes.

                                    Teledyne
                                   401(k) Plan

 Statement of Changes in Net Assets Available for Benefits with Fund Information

                          Year ended December 31, 1996

                                 (000s Omitted)

                        INCOME       GROWTH      BOND      COUNTRY      ALLEGHENY     S&P 500    LIFEPATH   LIFEPATH
                     ACCUMULATION     STOCK      INDEX     SELECTOR      TELEDYNE      STOCK       2000       2010
                         FUND         FUND       FUND        FUND       STOCK FUND     FUND        FUND       FUND
                    --------------------------------------------------------------------------------------------------
Net investments
 income:
   Interest
     income            $   633      $           $    -     $    -       $     -      $     -     $    -     $    -
   Net realized/
     unrealized
     appreciation
     in fair value
     of investments          -          846        189         35         6,426        9,409         90        304
   Expenses                 (6)          (3)        (1)        (1)           (5)         (15)         -          -
                    --------------------------------------------------------------------------------------------------
                           627          843        188         34         6,421        9,394         90        304
Contributions
  from participants      2,904        4,466      1,019      1,180         1,972        9,684        328        871
Contributions
  from employer            654          309         91         90           290        1,150         24         61
Rollover
  contributions            118          223         48         25            29          358         26         38
Other, net                 282            7          9          6            24           45          8          1
                    --------------------------------------------------------------------------------------------------
                         4,585        5,848      1,355      1,335         8,736       20,631        476      1,275
Distributions to
   participant or
   their
   beneficiaries        (1,845)        (450)      (169)       (92)       (1,100)      (3,617)       (80)       (36)
Interfund transfers     (4,673)      13,059      2,944      2,880        (1,666)     (10,076)     1,299      2,989
Transfers of plan
   assets                  (34)           -         (4)        (2)          (68)        (124)        (4)         -
                    --------------------------------------------------------------------------------------------------
Increase
   (decrease) in
   net assets
   available
   for benefits         (1,967)      18,457      4,126      4,121         5,902        6,814      1,691      4,228
Net assets
   available
   for benefits
   at beginning
   of year              14,064            -          -          -         8,724       44,599          -          -
                    ==================================================================================================
Net assets
   available
   for benefits
   at end of year      $12,097      $18,457     $4,126     $4,121       $14,626      $51,413     $1,691     $4,228
                    ==================================================================================================



                    LIFEPATH   LIFEPATH   LIFEPATH
                      2020       2030       2040     LOAN      SWEEP
                      FUND       FUND       FUND     FUND     ACCOUNT    TOTAL
                    ------------------------------------------------------------
Net investments
 income:
   Interest
     income          $         $    -     $    -    $  179     $  4    $    816
   Net realized/
     unrealized
     appreciation
     in fair value
     of investments    2,600      307        209         -        -      20,415
   Expenses               (7)      (1)        (1)        -       (4)        (44)
                    ------------------------------------------------------------
                       2,593      306        208       179        -      21,187
Contributions
  from participants    3,873      726        569         -        -      27,592
Contributions
  from employer          557       72         67         -        -       3,365
Rollover
  contributions          175       28         38         -        -       1,106
Other, net                 2        2          2         -      (19)        369
                    ------------------------------------------------------------
                       7,200    1,134        884       179      (19)     53,619
Distributions to
   participant or
   their
   beneficiaries      (1,895)     (51)       (59)     (272)      (3)     (9,669)
Interfund transfers  (12,640)   2,104      1,366     2,392       22           -
Transfers of plan
   assets                (60)       -          -         -        -        (296)
                    ------------------------------------------------------------
Increase
   (decrease) in
   net assets
   available
   for benefits       (7,395)   3,187      2,191     2,299        -      43,654
Net assets
   available
   for benefits
   at beginning
   of year            27,364        -          -     1,184        -      95,935
                    ============================================================
Net assets
   available
   for benefits
   at end of year    $19,969   $3,187     $2,191    $3,483     $  -    $139,589
                    ============================================================


See accompanying notes.

                                     Audited Financial Statements

                                     OREGON METALLURGICAL
                                     CORPORATION SAVINGS PLAN
                                     Employer Identification Number 93-0448167
                                     Plan Number 004

                                     Years ended December 31, 1997 and 1996
                                     with Report of Independent Auditors

                          Audited Financial Statements

                  Oregon Metallurgical Corporation Savings Plan
                    Employer Identification Number 93-0448167
                                 Plan Number 004

                     Years ended December 31, 1997 and 1996
                       with Report of Independent Auditors

                  Oregon Metallurgical Corporation Savings Plan
                    Employer Identification Number 93-0448167
                                 Plan Number 004

                          Audited Financial Statements

                     Years ended December 31, 1997 and 1996



                                    CONTENTS

Report of Independent Auditors .................................................................................   120

Audited Financial Statements

Statement of Net Assets Available for Benefits with Fund Information--
   December 31, 1997 ...........................................................................................   121
Statement of Net Assets Available for Benefits with Fund Information--
   December 31, 1996 ...........................................................................................   122
Statement of Changes in Net Assets Available for Benefits with Fund Information--
   Year ended December 31, 1997 ................................................................................   123
Statement of Changes in Net Assets Available for Benefits with Fund Information--
   Year ended December 31, 1996 ................................................................................   124
Notes to Financial Statements ..................................................................................   125


Schedules

Item 27a--Schedule of Assets Held for Investment Purposes .......................................................  132
Item 27d--Schedule of Reportable Transactions....................................................................  133

                         Report of Independent Auditors


To the Plan Administrator and Plan Participants
Oregon Metallurgical Corporation Savings Plan

We have audited the accompanying statement of net assets available for benefits of Oregon Metallurgical Corporation Savings Plan (the Plan) as of December 31, 1997, and the related statement of changes in net assets available for benefits for the year then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Plan as of December 31, 1996, and for the year then ended, were audited by other auditors whose report dated June 10, 1997 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits at December 31, 1997, and the changes in net assets available for benefits for the year then ended in conformity with generally accepted accounting principles.

Our audit was performed for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental schedules of assets held for investment purposes as of December 31, 1997 and reportable transactions for the year ended December 31, 1997 are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The Fund Information in the statement of net assets available for benefits and the statement of changes in net assets available for benefits is presented for purposes of additional analysis rather than to present the net assets available for benefits and changes in net assets available for benefits of each fund. The supplemental schedules and Fund Information have been subjected to the auditing procedures applied in the audit of the 1997 financial statements and, in our opinion, are fairly stated in all material respects in relation to the 1997 financial statements taken as a whole.

The schedule of assets held for investment purposes that accompanies the Plan's financial statements does not disclose the historical cost of certain plan assets held by the plan trustee because this information is not available. Disclosure of this information is required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974.

/s/Ernst & Young LLP
June 15, 1998

                  Oregon Metallurgical Corporation Savings Plan

      Statement of Net Assets Available for Benefits with Fund Information

                                December 31, 1997


                                                                          FUND INFORMATION
                                       -----------------------------------------------------------------------------------------

                                                                      PARTICIPANT DIRECTED FUNDS
                                       -----------------------------------------------------------------------------------------


                                           U.S.                     FIXED     COMMON    INTERNATIONAL                   REAL
                                        GOVERNMENT    BALANCED     INCOME      STOCK        STOCK        SPECIAL       ESTATE
                                       -----------------------------------------------------------------------------------------
ASSETS
Investments, at fair value                $208,315    $1,162,980   $315,615  $1,199,560    $598,492    $1,499,511    $222,199
Receivables:
   Participants' contribution                2,248        13,861      4,225      12,955      10,799        19,945       1,531
   Employer's matching contribution              -             -          -           -           -             -           -
   Employer's share-per-day
     contribution                                -             -          -           -           -             -           -
Interfund transfers                         (1,680)       11,879       (949)      7,326       3,556         2,822     (22,954)
                                       -----------------------------------------------------------------------------------------
Total assets                               208,883     1,188,720    318,891   1,219,841     612,847     1,522,278     200,776

LIABILITIES
Payable to participants                     13,656        86,008     15,097     114,863      45,376       122,192      10,901
                                       =========================================================================================
Net assets available for benefits         $195,227    $1,102,712   $303,794  $1,104,978    $567,471    $1,400,086    $189,875
                                       =========================================================================================



                                            FUND INFORMATION
                                      ------------------------------
                                        NONPARTICIPANT
                                           DIRECTED
                                        ----------------
                                            OREGON
                                         METALLURGICAL
                                          CORPORATION    PARTICIPANT
                                             STOCK          LOANS         TOTAL
                                      -----------------------------------------------
ASSETS
Investments, at fair value               $  9,336,361      $263,943     $14,806,976
Receivables:
   Participants' contribution                       -             -          65,564
   Employer's matching contribution           912,105             -         912,105
   Employer's share-per-day
     contribution                           3,062,606             -       3,062,606
Interfund transfers                                 -             -               -
                                      -----------------------------------------------
Total assets                               13,311,072       263,943      18,847,251

LIABILITIES
Payable to participants                             -             -         408,093
                                      ===============================================
Net assets available for benefits         $13,311,072      $263,943     $18,439,158
                                      ===============================================



See accompanying notes.

                  Oregon Metallurgical Corporation Savings Plan

      Statement of Net Assets Available for Benefits with Fund Information

                                December 31, 1996


                                                                             FUND INFORMATION
                                        --------------------------------------------------------------------------------------------

                                                                         PARTICIPANT DIRECTED FUNDS
                                        --------------------------------------------------------------------------------------------


                                               U.S.                          FIXED         COMMON      INTERNATIONAL
                                            GOVERNMENT       BALANCED       INCOME          STOCK          STOCK          SPECIAL
                                        --------------------------------------------------------------------------------------------
ASSETS
Investments, at fair value                   $100,053        $503,709      $178,513        $430,309        $285,029       $752,236
Receivables:
   Participants' contribution                   2,171          10,194         2,496           9,116           5,300         15,898
   Employer's matching contribution                 -               -             -               -               -              -
   Employer's share-per-day                         -               -             -               -               -              -
     contribution
Interfund transfers                            (4,343)         (3,122)       (1,106)          9,289          (1,665)           947
                                        --------------------------------------------------------------------------------------------
Total assets                                   97,881         510,781       179,903         448,714         288,664        769,081

LIABILITIES
Payable to participants                         7,556          47,478        10,444          44,560          23,521         72,761
                                        ============================================================================================
Net assets available for benefits           $  90,325        $463,303      $169,459        $404,154        $265,143       $696,320
                                        ============================================================================================


                                               FUND INFORMATION
                                        --------------------------------
                                           NONPARTICIPANT
                                              DIRECTED
                                          -----------------
                                                OREGON
                                             METALLURGICAL
                                              CORPORATION    PARTICIPANT
                                                 STOCK          LOANS         TOTAL
                                        -----------------------------------------------
ASSETS
Investments, at fair value                   $5,207,245        $28,745   $  7,485,839
Receivables:
   Participants' contribution                         -              -         45,175
   Employer's matching contribution             291,895              -        291,895
   Employer's share-per-day                   2,209,480              -      2,209,480
     contribution
Interfund transfers                                   -              -              -
                                        -----------------------------------------------
Total assets                                  7,708,620         28,745     10,032,389

LIABILITIES
Payable to participants                               -              -        206,320
                                        ===============================================
Net assets available for benefits            $7,708,620        $28,745   $  9,826,069
                                        ===============================================

See accompanying notes.

                  Oregon Metallurgical Corporation Savings Plan

 Statement of Changes in Net Assets Available for Benefits with Fund Information

                          Year ended December 31, 1997

                                                                        FUND INFORMATION
                                       ------------------------------------------------------------------------------------------

                                                                      PARTICIPANT DIRECTED FUNDS
                                       ------------------------------------------------------------------------------------------


                                            U.S.                    FIXED      COMMON     INTERNATIONAL                   REAL
                                         GOVERNMENT    BALANCED    INCOME       STOCK         STOCK        SPECIAL       ESTATE
                                       ------------------------------------------------------------------------------------------
Additions:
   Additions to net assets attributed
   to:
     Contributions:
       Participants' pretax wage
         reductions                        $ 71,499   $  322,180  $ 73,143   $  305,135     $173,582      $  490,465    $ 13,303
       Participants' after-tax wage
         reductions                             560        6,015         -        5,112        4,832           4,692         945
       Employer's matching
         contribution                             -            -         -            -            -               -           -
       Employer's share-per-day                   -            -         -            -            -               -           -
       Participants' rollovers               15,510       70,471    27,362       75,135       15,648          54,220           -
                                       ------------------------------------------------------------------------------------------
     Total contributions                     87,569      398,666   100,505      385,382      194,062         549,377      14,248

   Investment income:
     Dividend and interest income             8,153      126,210    16,729      103,496       67,748         140,425      10,199
     Net appreciation (depreciation)
       in fair value of investments           1,343       18,774     7,648       73,008      (24,988)          7,977       3,267
                                       ------------------------------------------------------------------------------------------
   Total investment income                    9,496      144,984    24,377      176,504       42,760         148,402      13,466
                                       ------------------------------------------------------------------------------------------
Total additions                              97,065      543,650   124,882      561,886      236,822         697,779      27,714

Deductions:
   Benefits paid to participants                (44)     (18,987)     (594)      (7,671)      (8,447)        (39,895)     (6,664)
                                       ------------------------------------------------------------------------------------------
Increase prior to interfund transfers        97,021      524,663   124,288      554,215      228,375         657,884      21,050

Participant directed transfers                7,881      114,746    10,047      146,609       73,953          45,882     168,825
                                       ------------------------------------------------------------------------------------------
Net increase                                104,902      639,409   134,335      700,824      302,328         703,766     189,875

Net assets available for benefits:
   Beginning of year                         90,325      463,303   169,459      404,154      265,143         696,320           -
                                       ==========================================================================================
   End of year                             $195,227   $1,102,712  $303,794   $1,104,978     $567,471      $1,400,086    $189,875
                                       ==========================================================================================




                                             FUND INFORMATION
                                       ------------------------------
                                           NONPARTICIPANT
                                             DIRECTED
                                          ----------------
                                              OREGON
                                           METALLURGICAL
                                            CORPORATION   PARTICIPANT
                                               STOCK         LOANS         TOTAL
                                       ---------------------------------------------
Additions:
   Additions to net assets attributed
   to:
     Contributions:
       Participants' pretax wage
         reductions                        $         -      $      -   $ 1,449,307
       Participants' after-tax wage
         reductions                                  -             -        22,156
       Employer's matching
         contribution                          912,105             -       912,105
       Employer's share-per-day              4,489,154             -     4,489,154
       Participants' rollovers                       -             -       258,346
                                       ---------------------------------------------
     Total contributions                     5,401,259             -     7,131,068

   Investment income:
     Dividend and interest income                    -         6,650       479,610
     Net appreciation (depreciation)
       in fair value of investments          1,139,533             -     1,226,562
                                       ---------------------------------------------
   Total investment income                   1,139,533         6,650     1,706,172
                                       ---------------------------------------------
Total additions                              6,540,792         6,650     8,837,240

Deductions:
   Benefits paid to participants              (139,079)       (2,770)     (224,151)
                                       ---------------------------------------------
Increase prior to interfund transfers        6,401,713         3,880     8,613,089

Participant directed transfers                (799,261)      231,318             -
                                       ---------------------------------------------
Net increase                                 5,602,452       235,198     8,613,089

Net assets available for benefits:
   Beginning of year                         7,708,620        28,745     9,826,069
                                       =============================================
   End of year                             $13,311,072      $263,943   $18,439,158
                                       =============================================



See accompanying notes.

                  Oregon Metallurgical Corporation Savings Plan

 Statement of Changes in Net Assets Available for Benefits with Fund Information
                          Year ended December 31, 1996

                                                                            FUND INFORMATION
                                        --------------------------------------------------------------------------------------------

                                                                         PARTICIPANT DIRECTED FUNDS
                                        --------------------------------------------------------------------------------------------


                                               U.S.                         FIXED         COMMON      INTERNATIONAL
                                            GOVERNMENT     BALANCED        INCOME          STOCK          STOCK          SPECIAL
                                        --------------------------------------------------------------------------------------------
Additions:
   Additions to net assets attributed
   to:
     Contributions:
       Participants' pretax wage
         reductions                          $53,883        $232,714       $ 54,585      $194,864         $120,675       $361,795
       Participants' after-tax wage
         reductions                            2,070           7,027          1,510         7,866            8,014          9,578
       Employer's matching contribution            -               -              -             -                -              -
       Employer's share-per-day                    -               -              -             -                -              -
       Participants' rollovers                 4,769          40,755         67,578         8,243            1,045          5,555
                                        --------------------------------------------------------------------------------------------
     Total contributions                      60,722         280,496        123,673       210,973          129,734        376,928

   Investment income:
     Dividend and interest income              3,241          14,522          7,637         3,530            4,307              -
     Net appreciation (depreciation)
       in fair value of investments             (216)         30,897           (379)       51,070           26,456         62,100
                                        --------------------------------------------------------------------------------------------
   Total investment income                     3,025          45,419          7,258        54,600           30,763         62,100
                                        --------------------------------------------------------------------------------------------
Total additions                               63,747         325,915        130,931       265,573          160,497        439,028

Deductions:
   Benefits paid to participants              (3,194)        (53,892)        (1,033)      (26,634)         (14,236)       (48,241)
                                        --------------------------------------------------------------------------------------------
Increase prior to interfund transfers         60,553         272,023        129,898       238,939          146,261        390,787

Participant directed transfers                (7,410)        (12,885)        (6,016)       11,782           (4,158)        (9,939)
                                        --------------------------------------------------------------------------------------------
Net increase                                  53,143         259,138        123,882       250,721          142,103        380,848

Net assets available for benefits:
   Beginning of year                          37,182         204,165         45,577       153,433          123,040        315,472
                                        ============================================================================================
   End of year                               $90,325        $463,303       $169,459      $404,154         $265,143       $696,320
                                        ============================================================================================



                                                 FUND INFORMATION
                                        ----------------------------------
                                            NONPARTICIPANT
                                               DIRECTED
                                           -----------------
                                                OREGON
                                             METALLURGICAL
                                              CORPORATION      PARTICIPANT
                                                 STOCK            LOANS         TOTAL
                                        -------------------------------------------------
Additions:
   Additions to net assets attributed
   to:
     Contributions:
       Participants' pretax wage
         reductions                           $        -        $     -      $1,018,516
       Participants' after-tax wage
         reductions                                    -              -          36,065
       Employer's matching contribution          764,648              -         764,648
       Employer's share-per-day                3,265,688              -       3,265,688
       Participants' rollovers                         -              -         127,945
                                        -------------------------------------------------
     Total contributions                       4,030,336              -       5,212,862

   Investment income:
     Dividend and interest income                      -            119          33,356
     Net appreciation (depreciation)
       in fair value of investments            2,864,795              -       3,034,723
                                        -------------------------------------------------
   Total investment income                     2,864,795            119       3,068,079
                                        -------------------------------------------------
Total additions                                6,895,131            119       8,280,941

Deductions:
   Benefits paid to participants                (436,601)             -        (583,831)
                                        -------------------------------------------------
Increase prior to interfund transfers          6,458,530            119       7,697,110

Participant directed transfers                         -         28,626               -
                                        -------------------------------------------------
Net increase                                   6,458,530         28,745       7,697,110

Net assets available for benefits:
   Beginning of year                           1,250,090              -       2,128,959
                                        =================================================
   End of year                                $7,708,620        $28,745      $9,826,069
                                        =================================================



See accompanying notes.

                  Oregon Metallurgical Corporation Savings Plan

                          Notes to Financial Statements

                                December 31, 1997


1. PLAN DESCRIPTION

The following description of the Oregon Metallurgical Corporation (Company) Savings Plan (the Plan) provides only general information. Participants should refer to the plan agreement for a more complete description of the Plan's provisions.

GENERAL

The Plan is a profit sharing plan covering all employees of the Company who have completed 120 calendar days of employment with the Company. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

CONTRIBUTIONS

         Salary Reduction and Matching Contributions--Each year, participants may contribute up to 15%, subject to Internal Revenue Service limitations, of pretax annual compensation, as defined in the Plan. Participants may also contribute amounts representing distributions from other qualified defined benefit or defined contribution plans. The Company contributes, based on its return on equity, matching contributions of up to 3% of participant's salary reduction contributions.

         Equity Contributions--Each year the Company will contribute 1 share of Company common stock for each day worked by a salaried employee, and .125 shares of Company common stock for each hour worked up to 12 hours by hourly employees subject to collective bargaining agreements.

         Company Voluntary Contributions--Each year the Company may contribute a supplemental company contribution in an amount to be determined by the discretion of the Board of Directors. These contributions are subject to certain provisions of the Plan. There were no Company Voluntary Contributions in 1997 and 1996.

PARTICIPANT ACCOUNTS

The Company maintains separate accounts for each participant including a Company Discretionary Contribution Account, a Salary Reduction Contribution Account, a Matching Contribution Account, an Equity Contribution Account, and an ESOP (or other) rollover account. Each participant's account is credited with the participant's contributions and allocations of (a) the Company's matching, equity and discretionary contributions and (b) plan earnings. A participant is entitled to the total benefit which can be provided from the account, subject to the Plan's vesting provisions.

VESTING

Participants are immediately vested in their salary reduction and equity contributions plus actual earnings thereon. Vesting in the Company matching and discretionary contribution portion of their accounts plus actual earnings thereon is based on years of continuous service. A participant is 100% vested after five years of credited service.

INVESTMENT OPTIONS

Upon enrollment in the Plan, a participant may direct employee and employer contributions in any of seven Columbia Common Trust Fund investment options offered by the Plan:

         U.S. Government Securities Fund--This fund invests substantially all assets in direct obligations of the U.S. Government. These include treasury bills, notes and bonds, all having a maturity of three years or less.

         Balanced Fund--This fund invests in common stocks and fixed income securities. Generally, the fund may allocate 35% to 65% of fund assets between common stock and fixed income securities and allocate up to 10% to cash.

         Fixed Income Securities Fund--This fund invests in a broad range of intermediate to long-term fixed income securities. Generally, at least 95% of the fund's assets will be invested in investment-grade securities.

         Common Stock Fund--This fund invests in a diversified portfolio of common stock. The fund typically invests in larger companies that are well established. One-third of its portfolio may be in common stocks issued by companies located in developed foreign countries, principally those companies located in North America, Western Europe or Asia.

         International Stock Fund--This fund invests primarily in equity securities of companies based outside the United States. The fund invests at least 75% of the portfolio in stocks of established companies with market valuations over $500 million.

         Special Fund--This fund invests in small to mid-size companies. In special situations investments may be made in new issues; companies that may benefit from technological or product development or new management; or companies involved in tender offers, leveraged buyouts or mergers. The fund may invest up to 33% of the fund assets in foreign securities.

         Real Estate Fund--This fund is an open-ended fund whose investment objective seeks capital appreciation and above-average current income, with equal emphasis. The fund seeks to achieve its objective by investing primarily in equity securities of companies that are principally engaged in the real estate industry.

Participants may change their investment options quarterly.

LOANS TO PARTICIPANTS

Active participants may borrow from their salary reduction contribution, voluntary contribution and rollover accounts a minimum of $1,000 up to a maximum of $50,000 or 50% of their account balance. Loan transactions are treated as a transfer from (to) the investment fund to (from) the loan fund. Loan terms range from 1 to 5 years or up to 10 years for the purchase of a primary residence. The loans are secured by the balance in the participant's account and bear interest at a rate commensurate with local prevailing rates as determined quarterly by the plan administrator. Principal and interest are paid ratably through monthly payroll deductions.

PAYMENT OF BENEFITS

On termination of service, a participant may receive a lump-sum amount equal to the vested value of his or her account, or upon death, disability or retirement, elect to receive annual installments over a ten-year period.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

The financial statements of the Plan are prepared under the accrual method of accounting.

INVESTMENT VALUATION AND INCOME RECOGNITION

The Plan's investments are stated at fair value. The shares of registered investment companies are valued at quoted market prices which represent the net asset values of shares held by the Plan at year-end. Company common stock is stated at the quoted market price on the New York Stock Exchange. The participant notes receivable are valued at their outstanding balances, which approximate fair value.

INVESTMENT VALUATION AND INCOME RECOGNITION (CONTINUED)

Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RISKS AND UNCERTAINTIES

The Plan provides for various investment options in several mutual funds and the Company's common stock. Investment options are exposed to certain risks, such as interest rate, market and credit. Due to the level of risk associated with these investment options and the level of uncertainty related to changes in the value of these investments, it is at least reasonably possible that changes in risks in the near term would materially affect participants' account balances and the amounts reported in the statements of net assets available for benefits and the statements of changes in net assets available for benefits.

3. CONTRIBUTIONS RECEIVABLE

The Plan has receivables from the Company for matching and share-per-day contributions of $912,105 and $3,062,606, respectively, at December 31, 1997 ($291,895 and $2,209,480, respectively, in 1996). The receivable for the employer share-per-day contribution is determined based upon the number of shares to be contributed and the value of the per-share price of the Company common stock at year-end. Employer share-per-day contributions are valued based upon the share price of the Company's common stock on the dates earned. Changes in stock price between the date shares are earned and the date delivered to the trustee are reflected as net appreciation (depreciation) in fair value of investments.

4. TRANSACTIONS WITH RELATED PARTIES

Certain legal and accounting fees, and certain administrative expense relating to the maintenance of participant eligibility records are paid by the Company.

5. INCOME TAX STATUS

The Plan has received a determination letter from the Internal Revenue Service dated February 4, 1997, stating that the Plan is qualified under Section 401(a) of the Internal Revenue Code of 1986 (the Code) and that the trust, therefore, is exempt from taxation. Once qualified, the Plan is required to operate in conformity with the Code and ERISA to maintain its tax-exempt status. The administrator is not aware of any course of action or series of events that have occurred that might adversely affect the Plan's qualified status.

6. PLAN TERMINATION

Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA. In the event of plan termination, participants will become 100% vested in their accounts.

7. SUBSEQUENT EVENT

Effective March 24, 1998, the Company was acquired via merger by Allegheny Teledyne Inc. (ATI). As a result of the merger, each share of the Company stock was converted into 1.296 shares of ATI stock. The terms of the Plan other than the conversion of stock have not changed at the current time.

8. YEAR 2000 (UNAUDITED)

ATI has initiated communications with its significant service providers (plan trustee and plan recordkeeper) to determine the extent to which the Plan's systems or operations are vulnerable to those parties' failure to remediate their own Year 2000 issues. In addition, ATI has been reviewing its own internal systems that impact the processing of employee benefits. ATI expects that all necessary modifications to these internal systems will be completed prior to any significant impact on these internal systems.

The Plan's service providers have indicated that they are presently taking steps to ensure that the Plan's systems and operations will be Year 2000 compliant.

9. RECONCILIATION OF FINANCIAL STATEMENTS TO FORM 5500

The following is a reconciliation of net assets available for benefits per the financial statements to the Form 5500:

                                                                                DECEMBER 31
                                                                                    1997
Net assets available for benefits per the financial statements                  $18,439,158
Amounts allocated to withdrawing participants                                      (142,574)
                                                                                -----------
Net assets available for benefits per the Form 5500                             $18,296,584

The following is a reconciliation of benefits paid to participants per the financial statements to the Form 5500:

                                                                                YEAR ENDED
                                                                                DECEMBER 31
                                                                                   1997
Benefits paid to participants per the financial statements                      $224,151
Add: Amounts allocated to withdrawing participants at
  December 31, 1997                                                              142,574
                                                                                --------
Benefits paid to participants per the Form 5500                                 $366,725


Amounts allocated to withdrawing participants are recorded on the Form 5500 for benefit claims that have been processed and approved for payment prior to December 31 but not yet paid as of that date.

                                    SCHEDULES

                  Oregon Metallurgical Corporation Savings Plan

            Item 27a--Schedule of Assets Held for Investment Purposes

                                December 31, 1997


                                                                                                      CURRENT
           IDENTITY OF ISSUE                       NUMBER OF SHARES                   COST             VALUE
-------------------------------------------------------------------------------------------------------------------
Columbia Funds*:
   U.S. Government                      25,065                                        N/A             $   208,315
   Balanced                             54,209                                        N/A               1,162,980
   Fixed Income                         23,516                                        N/A                 315,615
   Common Stock                         54,421                                        N/A               1,199,560
   International                        43,639                                        N/A                 598,492
   Special                              73,804                                        N/A               1,499,511
   Real Estate                          11,801                                        N/A                 222,199

Oregon Metallurgical
   Corporation Stock*                  278,652                                        N/A               9,336,361

Participant loans                                                                       -                 263,943
                                                                                -----------------------------------
                                                                                        -             $14,806,976
                                                                                ===================================


*  Party-in-interest

N/A--Not Available

                  Oregon Metallurgical Corporation Savings Plan

                  Item 27d--Schedule of Reportable Transactions

                          Year ended December 31, 1997


Transactions which, when aggregated, involved more than 5% of the current values of beginning plan assets for the year ended December 31, 1997 were as follows:



                                      PURCHASE        PURCHASE          SALES          SELLING
     DESCRIPTION OF ASSETS          TRANSACTIONS        PRICE       TRANSACTIONS        PRICE            GAIN
--------------------------------- ----------------- -------------- ---------------- -------------- -----------------
Type (iii) Transactions:
------------------------
Columbia Common Stock Fund                98         $  806,731            26          $107,938         $13,067

Columbia Special Fund                     93          1,015,936            33           282,726           4,220

Columbia Balanced Fund                    95            768,234            23           129,723          11,158

Oregon Metallurgical
  Corporation Stock                        1              7,864            26           846,999          84,923

Victory Institutional Money
  Market Fund                             42            846,362            29           854,118               -



There were no Type (i), (ii) or (iv) transactions during the year ended December 31, 1997.

"Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" of
Part IV of the 1997 Form 10-K is hereby amended and restated in its entirety to read as follows:

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

(a) EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

     (1) FINANCIAL STATEMENTS

     (A) The following consolidated financial statements included on pages 30 to 53 of the 1997 Annual Report are incorporated herein by reference:

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

         The report of Arthur Anderson LLP relating to the consolidated statements of operations, shareholders' equity, and cash flows of Teledyne, Inc. for the year ended December 31, 1995 is filed as Exhibit 99.1 to the 1997 Form 10-K.

         (B) The following financial statements for the plans listed below are filed with this Amendment No. 1 under Item 8 of Part II:

     (i)     Allegheny Ludlum Retirement Savings Plan

             Report of Independent Auditors
             Statement of Net Assets Available for Benefits with Fund
               Information - December 31, 1997
             Statement of Net Assets Available for Benefits with Fund
               Information - December 31, 1997
             Statement of Changes in Net Assets Available for Benefits with Fund
               Information - Year Ended December 31, 1997
             Statement of Changes in Net Assets Available for Benefits with Fund
               Information - Year Ended December 31, 1996
             Notes to Financial Statements

     (ii)    401(k) Savings Account Plan for Employees of the Washington Plant

             Report of Independent Auditors
             Statement of Net Assets Available for Benefits with Fund
               Information - December 31, 1997
             Statement of Net Assets Available for Benefits with Fund
               Information

               - December 31, 1996
             Statement of Changes in Net Assets Available for Benefits with Fund
               Information - Year Ended December 31, 1997
             Statement of Changes in Net Assets Available for Benefits with Fund
               Information - Period April 1, 1996 through December 31, 1996
             Notes to Financial Statements

     (iii) Savings and Security Plan of the Tubular Products/Plate Products Divisions of Allegheny Ludlum Corporation

             Report of Independent Auditors
             Statement of Net Assets Available for Benefits with Fund
               Information - January 31, 1996
             Statement of Net Assets Available for Benefits with Fund
               Information - December 31, 1997
             Statement of Net Assets Available for Benefits with Fund
               Information -December 31, 1996
             Statement of Changes in Net Assets Available for Benefits with Fund
               Information - One Month Ended January 31, 1998
             Statement of Changes in Net Assets Available for Benefits with Fund
               Information - Year Ended December 31, 1997
             Statement of Changes in Net Assets Available for Benefits with Fund
               Information Year Ended December 31, 1996
             Notes to Financial Statements

     (iv) Savings and Security Plan of the Lockport and Waterbury Facilities of Allegheny Ludlum Corporation

             Report of Independent Auditors
             Statement of Net Assets Available for Benefits with Fund
               Information - December 31, 1997
             Statement of Net Assets Available for Benefits with Fund
               Information - December 31, 1996
             Statement of Changes in Net Assets Available for Benefits with Fund
               Information - Year Ended December 31, 1997
             Statement of Changes in Net Assets Available for Benefits with Fund
               Information - Year Ended December 31, 1996
             Notes to Financial Statements

     (v) Allegheny Ludlum Corporation Personal Retirement and 401(k) Savings Account Plan

             Report of Independent Auditors
             Statement of Net Assets Available for Benefits with Fund
               Information - December 31, 1997
             Statement of Net Assets Available for Benefits with Fund
               Information - December 31, 1996

             Statement of Changes in Net Assets Available for Benefits with Fund
               Information - Year Ended December 31, 1997
             Statement of Changes in Net Assets Available for Benefits with Fund
               Information - Year Ended December 31, 1996
             Notes to Financial Statements

     (vi)    Teledyne, Inc. 401(k) Plan

             Report of Independent Auditors
             Statement of Net Assets Available for Benefits - December 31, 1997
               and December 31, 1996
             Statement of Changes in Net Assets Available for Benefits with Fund
               Information - Year Ended December 31, 1997
             Statement of Changes in Net Assets Available for Benefits with Fund
               Information - Year Ended December 31, 1996
             Notes to Financial Statements

     (vii)   Oregon Metallurgical Corporation Savings Plan

             Report of Independent Auditors
             Statement of Net Assets Available for Benefits with Fund
               Information --December 31, 1997
             Statement of Net Assets Available for Benefits with Fund
               Information -- December 31, 1996
             Statement of Changes in net Assets Available for Benefits with Fund
               Information -- Year Ended December 31, 1997
             Statement of Changes in Net Assets Available for Benefits with Fund
               Information -- Year Ended December 31, 1996
             Notes to Financial Statements

     (2) FINANCIAL STATEMENT SCHEDULES

    The following financial statement schedules with respect to the plans listed below are filed with this Amendment No. 1 under Item 8 of Part II:

     (i)     Allegheny Ludlum Retirement Savings Plan

             Item 27a - Schedule of Assets Held for Investment Purposes
               - December 31, 1997
             Item 27d - Schedule of Reportable Transactions - Year Ended
               December 31, 1997

     (ii)    401(k) Savings Account Plan for Employees of the Washington Plant

             Item 27a - Schedule of Assets Held for Investment Purposes
               - December 31, 1997

             Item 27d - Schedule of Reportable Transactions - Year Ended December 31, 1997

     (iii) Savings and Security Plan of the Tubular Products/Plate Products Divisions of Allegheny Ludlum Corporation

             Item 27a - Schedule of Assets Held for Investment Purposes
             - December 31, 1997
             Item 27d - Schedule of Reportable Transactions - Year Ended December 31, 1997

     (iv) Savings and Security Plan of the Lockport and Waterbury Facilities of Allegheny Ludlum Corporation

             Item 27a - Schedule of Assets Held for Investment Purposes
             - December 31, 1997
             Item 27d - Schedule of Reportable Transactions - Year Ended December 31, 1997

     (v) Allegheny Ludlum Corporation Personal Retirement and 401(k) Savings Account Plan

             Item 27a - Schedule of Assets Held for Investment Purposes
             - December 31, 1997
             Item 27d - Schedule of Reportable Transactions - Year Ended December 31, 1997

     (vi)    Teledyne, Inc. 401(k) Plan

             Item 27a - Schedule of Assets Held for Investment Purposes
             - December 31, 1997
             Item 27d - Schedule of Reportable Transactions - Year Ended December 31, 1997

     (vii)   Oregon Metallurgical Corporation Savings Plan

             Item 27a - Schedule of Assets Held for Investment
             Purposes-December 31, 1997
             Item 27d - Schedule of Reportable Transactions-Year Ended December 31, 1997

     (3)   EXHIBITS

         A list of exhibits included in the 1997 Form 10-K or incorporated therein by reference is found in the Exhibit Index beginning on page
     29 of the 1997 Form 10-K and incorporated herein by reference. In addition, by virtue of Amendment No. 1, the following two exhibits are added to such
     Exhibit Index, after Exhibit 23.2, and filed with Amendment No. 1:

          Exhibit No.               Description
          -----------               -----------
             23.3                   Consent of Ernst & Young LLP
             23.4                   Consent of Coopers & Lybrand L.L.P.

(b) REPORTS ON FORM 8-K FILED IN THE FOURTH QUARTER OF 1997:

     Current Reports on Form 8-K were filed by the Company on November 3, 1997 (with respect to a press release concerning Registrant's agreement to acquire Oregon Metallurgical Corporation) and December 23, 1997 (with respect to a press release concerning Registrant's proposal to acquire Lukens Inc.).

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A (Amendment No. 1) to be signed on its behalf by the undersigned duly authorized.

                                     Allegheny Teledyne Incorporated


Date:   June 26, 1998                By: /s/ JUDD R. COOL
                                         ----------------
                                         Judd R. Cool
                                         Senior Vice President, Human Resources

                                  EXHIBIT INDEX

          Exhibit No.               Description                                         Method of Filing
          -----------               -----------                                         ----------------
         23.3                       Consent of Ernst & Young LLP                        Filed herewith

         23.4                       Consent of Coopers & Lybrand L.L.P.                 Filed herewith