Form 10-Q
period 1998-06-30
ALLEGHENY TELEDYNE INC
filed 1998-08-14
CIK 1018963

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to _____

                         Commission File Number 1-12001


                         ALLEGHENY TELEDYNE INCORPORATED

 _____________________________________________________________________________
             (Exact Name of Registrant as Specified in its Charter)


          Delaware                                      25-1792394
_________________________________              _______________________________
 (State or Other Jurisdiction of                  (I.R.S. Employer
 Incorporation or Organization)                   Identification Number)

      1000 Six PPG Place
  Pittsburgh, Pennsylvania                             15222-5479
________________________________________       _______________________________
(Address of Principal Executive Offices)               (Zip Code)

                                 (412) 394-2800
              ____________________________________________________
              (Registrant's Telephone Number, Including Area Code)



     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes  X                                                             No
    _____                                                              ____


     At August 7, 1998, the Registrant had outstanding 197,030,306 shares of its Common Stock.

                         ALLEGHENY TELEDYNE INCORPORATED
                                  SEC FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998


                                      INDEX

                                                                   Page No.
  PART I. - FINANCIAL INFORMATION

        Item 1.    Financial Statements                             3

                    Condensed Consolidated Balance Sheets           3

                    Condensed Consolidated Statements of Income     4

                    Condensed Consolidated Statements of Cash Flows 5

                    Notes to Condensed Consolidated Financial
                    Statements                                      6

        Item 2.    Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                   14

        Item 3.    Quantitative and Qualitative Disclosures
                   About Market Risk                               21

  PART II. - OTHER INFORMATION

        Item 4.    Submission of Matters to Vote of
                   Security Holders                                22

        Item 6.    Exhibits and Reports on Form 8-K                22

  Signatures                                                       23

                          PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements

                ALLEGHENY TELEDYNE INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (In millions except share and per share amounts)
                                   (Unaudited)

                                                                                   June 30,              December 31,
                                                                                     1998                    1997
---                                                                                  ----                    ----
ASSETS
Cash and cash equivalents                                                    $         89.8          $         53.7
Short-term investments available for sale                                              --                      34.4
Accounts receivable                                                                   576.5                   576.0
Inventories                                                                           706.7                   697.9
Deferred income taxes                                                                  80.8                    40.3
Tax refund                                                                              9.0                     9.4
Prepaid expenses and other current assets                                              29.4                    32.3
                                                                             --------------          --------------
     Total Current Assets                                                           1,492.2                 1,444.0
Property, plant and equipment                                                         791.2                   753.8
Prepaid pension cost                                                                  401.0                   379.7
Cost in excess of net assets acquired                                                 251.3                   186.5
Other assets                                                                          101.8                   134.2
                                                                             --------------          --------------
     Total Assets                                                            $      3,037.5          $      2,898.2
                                                                             ==============          ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                             $        244.7          $        267.9
Accrued liabilities                                                                   276.8                   328.8
Current portion of long-term debt                                                       3.0                     4.7
                                                                             --------------          --------------
     Total Current Liabilities                                                        524.5                   601.4
Long-term debt                                                                        446.0                   330.4
Accrued postretirement benefits                                                       574.5                   574.5
Other                                                                                 191.3                   147.3
                                                                             --------------          --------------
     Total Liabilities                                                              1,736.3                 1,653.6
                                                                             --------------          --------------

Stockholders' Equity:
Preferred stock, par value $0.10: authorized-
     50,000,000 shares; issued-None                                                    --                      --
Common stock, par value $0.10: authorized-600,000,000
     shares; issued-197,937,664 shares at June 30, 1998 and 197,730,720 shares at December 31, 1997; outstanding-196,781,483 shares at June 30, 1998
     and 195,713,604 shares at December 31, 1997                                       19.8                    19.8
Additional paid-in capital                                                            466.1                   463.5
Retained earnings                                                                     854.8                   822.6
Treasury stock: 1,156,181 shares at June 30, 1998
     and 2,017,116 shares at December 31, 1997                                        (34.4)                  (60.2)
Foreign currency translation losses                                                    (6.0)                   (2.4)
Unrealized gains on securities                                                          0.9                     1.3
                                                                             --------------          --------------
     Total Stockholders' Equity                                                     1,301.2                 1,244.6
                                                                             --------------          --------------
     Total Liabilities and Stockholders' Equity                              $      3,037.5          $      2,898.2
                                                                             ==============          ==============

The accompanying notes are an integral part of these statements.

                ALLEGHENY TELEDYNE INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In millions except per share amounts)
                                   (Unaudited)

                                                                 Three Months Ended                  Six Months Ended
                                                                      June 30,                           June 30,
                                                         ----------------------------------- ----------------------------------
                                                              1998               1997              1998              1997
                                                         ----------------  ----------------- -----------------  ---------------
Sales                                                           $1,019.1          $1,024.5           $2,021.3        $2,054.4

Costs and expenses:
  Cost of sales                                                    767.7             766.1            1,541.0         1,551.6
  Selling and administrative expenses                              122.4             125.2              241.4           251.0
  Merger and restructuring costs                                     7.2               3.2               67.8            10.4
  Interest expense, net                                              4.8               3.9                8.7             9.0
                                                         ----------------  ----------------- -----------------  ---------------
                                                                   902.1             898.4            1,858.9         1,822.0

Earnings before other income                                       117.0             126.1              162.4           232.4
Other income                                                         1.8              27.1                2.1            37.6
                                                         ----------------  ----------------- -----------------  ---------------

Income before income taxes                                         118.8             153.2              164.5           270.0

Provision for income taxes                                          43.3              58.6               62.1           104.3
                                                         ----------------  ----------------- -----------------  ---------------

Net income                                                      $   75.5          $   94.6           $  102.4        $  165.7
                                                         ================  ================= =================  ===============

Basic net income per common share                               $   0.38          $   0.48           $   0.52        $   0.84
                                                         ================  ================= =================  ===============

Diluted net income per common share                             $   0.38          $   0.47           $   0.52        $   0.83
                                                         ================  ================= =================  ===============


The accompanying notes are an integral part of these statements.

                ALLEGHENY TELEDYNE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)

                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                    ---------------------------------------------
                                                                                            1998                   1997
                                                                                            ----                   ----

Operating Activities:
  Net income                                                                                $ 102.4                $165.7
   Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                                              55.2                  52.0
    Non-cash restructuring costs                                                               51.7                    --
    Deferred income taxes                                                                       5.2                  11.9
    Gains on sales of businesses and investments                                               (0.2)                (45.3)
  Change in operating assets and liabilities:
    Prepaid pension cost                                                                      (45.0)                (24.5)
    Accrued income taxes                                                                      (38.7)                 16.6
    Accounts payable                                                                          (38.3)                (33.1)
    Accounts receivable                                                                        16.9                 (56.3)
    Accrued liabilities                                                                        (9.3)                 (6.9)
    Inventories                                                                                 6.6                   6.8
    Accrued postretirement benefits                                                             --                    7.9
  Other                                                                                        10.6                  (4.1)
                                                                                    ---------------------  ----------------------
Cash provided by operating activities                                                         117.1                  90.7

Investing Activities:
  Short-term investments - sales                                                               34.4                  12.3
  Short-term investments - purchases                                                            --                   (2.5)
                                                                                    ---------------------  ----------------------
                                                                                               34.4                   9.8
  Purchases of businesses and investment in ventures                                         (118.3)                (11.4)
  Purchases of property, plant and equipment                                                  (76.9)                (43.2)
  Proceeds from the sale of businesses and investments                                         16.4                  58.4
  Disposals of property, plant and equipment                                                    3.1                   8.2
  Other                                                                                        (1.0)                 (4.1)
                                                                                    ---------------------  ----------------------
Cash (used) provided by investing activities                                                 (142.3)                 17.7

Financing Activities:
  Increase in long-term debt                                                                  122.0                   1.8
  Payments on long-term debt                                                                   (6.8)                (51.9)
                                                                                    ---------------------  ----------------------
  Net increase (decrease) in long-term debt                                                   115.2                 (50.1)
  Cash dividends                                                                              (59.4)                (56.2)
  Exercises of stock options                                                                    5.5                  26.6
  Purchases of treasury stock                                                                   --                  (46.1)
                                                                                    ---------------------  ----------------------
Cash provided (used) in financing activities                                                   61.3                (125.8)

Increase (decrease) in cash and cash equivalents                                               36.1                 (17.4)

Cash and cash equivalents at beginning of the year                                             53.7                  64.0
                                                                                    ---------------------  ----------------------

Cash and cash equivalents at end of period                                                   $ 89.8                 $46.6
                                                                                    =====================  ======================

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

    Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is presently evaluating the effect of adopting this statement.

Note 2.  Inventories

    Inventories were as follows (in millions):

                                                                                 June 30,             December 31,
                                                                                   1998                   1997
                                                                                   ----                   ----

Raw materials and supplies                                                    $      194.7          $      212.8
Work-in-process                                                                      547.6                 561.2
Finished goods                                                                       155.1                 145.5
                                                                              ------------          ------------
Total inventories at current cost                                                    897.4                 919.5
Less allowances to reduce current cost
     values to LIFO basis                                                           (182.1)               (206.4)
Progress payments                                                                     (8.6)                (15.2)
                                                                              ------------          ------------
Total inventories                                                             $      706.7          $      697.9
                                                                              ============          ============

Note 3.  Business Segments

     Information on the Company's business segments was as follows (in millions):

                                                   Three Months Ended                         Six Months Ended
                                                        June 30,                                  June 30,
                                          -------------------------------------     -------------------------------------
                                               1998                 1997                 1998                 1997
                                          ----------------     ----------------     ----------------     ----------------
Sales:

Specialty metals                          $   527.7            $   540.3            $ 1,072.5            $ 1,102.9
Aerospace and electronics                     257.1                231.5                495.0                467.2
Industrial                                    138.4                133.5                270.3                262.1
Consumer                                       60.2                 67.2                111.7                121.3
                                          ----------------     ----------------     ----------------     ----------------

Total continuing
   operations                                 983.4                972.5              1,949.5              1,953.5
Operations sold or held
   for sale                                    35.7                 52.0                 71.8                100.9
                                          ----------------     ----------------     ----------------     ----------------

Total sales                               $ 1,019.1            $ 1,024.5            $ 2,021.3            $ 2,054.4
                                          ================     ================     ================     ================

Operating Profit:

Specialty metals                          $    78.8            $    87.4            $   149.2            $   170.7
Aerospace and electronics                      27.6                 20.9                 49.5                 45.8
Industrial                                     18.3                 18.9                 32.6                 34.4
Consumer                                        6.0                 11.9                  7.8                 14.8
                                          ----------------     ----------------     ----------------     ----------------

Total operating profit                        130.7                139.1                239.1                265.7

Merger and restructuring
   costs                                       (7.2)                (3.2)               (67.8)               (10.4)
Corporate expenses                             (9.3)               (10.6)               (18.4)               (21.9)
Interest expense, net                          (4.8)                (3.9)                (8.7)                (9.0)
Investments and
  operations sold or held
  for sale                                     (1.2)                28.0                 (0.9)                38.0
Excess pension income                          10.6                  3.8                 21.2                  7.6
                                          ----------------     ----------------     ----------------     ----------------

Income before income
   taxes                                  $   118.8            $   153.2            $   164.5            $   270.0

                                          ================     ================     ================     ================

   In the 1998 second quarter, restructuring costs resulted in a $7.2 million pretax charge, primarily attributable to the previously announced planned salaried workforce reduction at Allegheny Ludlum.

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

   In the 1997 second quarter, investments and operations sold or held for sale included a pretax gain of $27.6 on the sale of the Company's investment in Semtech Corporation common stock and a $3.1 million pretax gain on other investments. These gains were partially offset by a pretax charge of $6.8 million for a legal settlement of an U.S. government contract dispute related to a unit divested in 1995. The 1997 first quarter included a pretax gain of $15.3 million on the sale of the Company's investment in Nitinol Development Corporation and a pretax charge of $5.3 million to write-off a research and development venture.

   Pension income in excess of amounts allocated to business segments to offset pension and other postretirement benefit expenses is presented separately.

Note 4. Net Income Per Share

   In 1997, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings per Share." Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is computed in a manner similar to fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to Statement No. 128 requirements.

   The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

                                                              Three Months Ended                  Six Months Ended
                                                                   June 30,                           June 30,
                                                       ---------------------------------- ----------------------------------
                                                             1998             1997              1998             1997
                                                       ---------------------------------- ----------------- ----------------
Numerator:
  Numerator for basic and diluted
    net income per common share -
    net income available to common
    stockholders                                             $  75.5          $  94.6           $ 102.4          $  165.7
                                                       ================================== ================= ================

Denominator:
    Weighted average shares                                    196.7            196.9             196.4             196.5
    Contingent issuable stock                                    0.1              0.2               0.1               0.2
                                                       ---------------------------------- ----------------- ----------------
  Denominator for basic net income
    per common share                                           196.8            197.1             196.5             196.7

Effect of dilutive securities:
    Employee stock options                                       1.6              3.4               1.9               3.8
                                                       ---------------------------------- ----------------- ----------------
  Dilutive potential common shares                               1.6              3.4               1.9               3.8

  Denominator for diluted net
    income per common share  -
    adjusted weighted average
    shares and assumed conversions                             198.4            200.5             198.4             200.5
                                                       ================================== ================= ================

Basic net income per common share                            $   0.38        $    0.48          $   0.52         $    0.84
                                                       ================================== ================= ================

Diluted net income per common share                          $   0.38        $    0.47          $   0.52         $    0.83
                                                       ================================== ================= ================

Note 5. Comprehensive Income

     As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components. Statement No. 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation gains or losses, which are reported separately in stockholders' equity, to be included in other comprehensive income. The adoption of this statement had no impact on the Company's net income or stockholders' equity.

    The components of comprehensive income, net of tax, were as follows (in millions):


                                                           Three Months Ended              Six Months Ended
                                                                June 30,                       June 30,
                                                       ----------------------------   ----------------------------
                                                          1998            1997           1998            1997
                                                       ------------    ------------   ------------    ------------
Net income                                             $ 75.5          $ 94.6         $102.4          $165.7

Foreign currency translation losses                      (2.3)           (0.5)          (3.6)           (3.4)

Unrealized losses on securities:
  Unrealized holding gains (losses)
      arising during period                              (1.1)            8.5           (0.4)           10.8
  Less: realized gain included
      in net income                                        --           (17.0)            --           (17.0)
                                                       ------------    ------------   ------------    ------------
                                                         (1.1)           (8.5)          (0.4)           (6.2)

Comprehensive income                                   $ 72.1          $ 85.6         $ 98.4          $156.1
                                                       ============    ============   ============    ============

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

Note 8. Agreements with Bethlehem Steel Corporation

   In January 1998, Bethlehem Steel Corporation ("Bethlehem") and the Company jointly announced that they had entered into three agreements that would become effective after Bethlehem closed its previously announced acquisition of Lukens Inc. ("Lukens"). Bethlehem completed its acquisition of Lukens on May 29, 1998.

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

   The agreements are subject to the satisfactory completion of the Company's due diligence and transition planning. The Company currently anticipates that the Company's due diligence will be completed during the third quarter of 1998 and that the agreements will be effective and that the asset purchases will begin to be consummated soon thereafter.

Note 9. Stockholders' Equity

   Allegheny Teledyne paid a cash dividend of $0.16 per common share in each of the 1998 and 1997 first and second quarters. OREMET did not pay any dividends during these quarters.

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

   At June 30, 1998, the Company's reserves for environmental remediation obligations totaled approximately $41.6 million, of which approximately $7.4 million was included in other current liabilities. The reserve includes estimated probable future costs of $12.2 million for federal Superfund and comparable state-managed sites; $8.3 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $6.8 million for owned or controlled sites at which Company operations have been discontinued; and $14.3 million for sites utilized by the Company in its ongoing operations. The Company is evaluating whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties other than participating potentially responsible parties.

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

Results of Operations

   Allegheny Teledyne Incorporated is a group of technology-based manufacturing businesses with significant concentration in specialty metals, complemented by aerospace and electronics, industrial, and consumer products. The Company's specialty metals business segment accounted for 55 percent of the Company's total sales from continuing operations of $1,949.5 million for the six months ended June 30, 1998. Its aerospace and electronics, industrial and consumer business segments accounted for 25 percent, 14 percent and 6 percent, respectively, of total sales from continuing operations. Such percentages were approximately the same for the first six months of 1997, where total sales from continuing operations were $1,953.5 million.

   For the six months ended June 30, 1998, operating profit was $239.1 million compared to $265.7 million for the same 1997 period. Sales from continuing operations were $1,949.5 million for the first six months of 1998 compared to $1,953.5 million for the 1997 period. The results reflect the continuing softness in titanium and commodity stainless steel prices, continuing inventory adjustments associated with commercial aerospace and the impacts of the Asian financial crisis.

   Net income was $102.4 million, or $0.52 per diluted share, for the six months ended June 30, 1998, compared to $165.7 million, or $0.83 per diluted share, for the same 1997 period. Net income for the six month 1998 period was adversely affected by merger and restructuring charges of $45.8 million after-tax, while net income for the same period of 1997 included gains on the sales of investments offset by merger, restructuring and other charges, resulting in a net after-tax gain of $15.7 million.

   Sales and operating profit for the Company's four business segments are discussed below.

Specialty Metals

      Second quarter 1998 operating profit declined to $78.8 million from $87.4 million in the same year-ago period and sales decreased 2 percent to $527.7 million. For the 1998 six months compared to the same period in 1997, operating profit declined 13 percent to $149.2 million and sales declined 3 percent to $1,072.5 million.

  Flat-Rolled Products

   Combined sales and operating profits for Allegheny Ludlum and Rodney Metals, whose products consist primarily of flat-rolled products, declined 9 and 8 percent, respectively, for the 1998 second quarter from the 1997 second quarter and 10 and 21 percent, respectively, for the 1998 six months from the 1997 six months. This decline is due to the continuing impact of European and Asian pricing pressure and increased imports into the U.S. market of commodity stainless steel products.

   Tons of flat-rolled specialty materials shipped in the second quarter and six months of 1998 were 133,000 tons and 272,000 tons, respectively, compared to 137,000 tons and 284,000 tons for the same periods of 1997. The average price of flat-rolled specialty materials in the second quarter and six months of 1998 was $2,255 and $2,254 per ton, respectively, compared to $2,414 and $2,412 per ton in the same 1997 periods. Tight cost controls and cost reduction efforts continue. The Company expects that the previously announced salaried workforce reduction at Allegheny Ludlum will result in annualized net pre-tax savings of $16 million beginning in the third quarter of 1998.

   Raw material costs were lower for flat-rolled products in 1998, as compared to the same year-ago periods. Costs of nickel, a key raw material in the manufacture of stainless steel, continued to decline during the first six months of 1998.

    In June 1998, Allegheny Ludlum and other domestic producers of flat-rolled stainless steel sheet and strip products filed petitions with the International Trade Commission ("ITC") and the U.S. Department of Commerce charging eight foreign countries with violations of U.S. trade laws. In response, on July 7, 1998, the Department of Commerce formally initiated antidumping and countervailing duty cases. On July 24, 1998, the ITC found preliminarily that imports of stainless steel sheet and strip from certain countries are materially injuring the domestic industry. As a result, the U.S. Department of Commerce will continue to conduct countervailing duty and antidumping investigations of imports of certain stainless steel sheet and strip, with its preliminary determinations expected to be made in mid-November 1998.

   On August 5, 1998, the Company announced that it would be increasing prices for stainless steel hot rolled and cold rolled sheet, strip and coiled plate effective with shipments October 5, 1998. These price increases will range from 4 to 6 percent depending on the product, and are intended to support additional investment in the flat-rolled products business to further improve product quality and continue the Company's position as a low-cost world-class supplier of specialty steels. The ability to effect and maintain these price increases will depend in part on market pricing pressures, including pricing by foreign producers.

  High Performance Metals

   Operating profit and sales for high performance metals such as nickel-based superalloys, titanium and zirconium declined 12 percent and increased 9 percent, respectively, in the 1998 second quarter over the 1997 second quarter and declined 5 percent and increased 10 percent, respectively, in the 1998 six months over the 1997 six months. The decline in operating results in both 1998 periods occurred primarily in titanium products as aircraft and jet engine manufacturers continued to adjust production rates. In addition, production inefficiencies and equipment outages negatively affected operating margins for titanium products. These developments were partially offset by strong performance at Wah Chang, especially in zirconium and niobium products, at Allvac, and at Allvac-SMP, a nickel-based superalloys producer acquired in the 1998 first quarter, and lower raw material costs. Lower costs benefited all of these businesses.

   Operating results for high performance metals include the results of two acquisitions: OREMET, which was accounted for using the pooling of interests method of accounting; and Allvac-SMP, acquired for $110 million in an all-cash transaction in February 1998.

Aerospace and Electronics Segment

   Operating profit increased 32 percent to $27.6 million for the 1998 second quarter from $20.9 million in the same 1997 period, and sales increased 11 percent to $257.1 million. For the 1998 six months compared to the 1997 six months, operating profit increased 8 percent to $49.5 million and sales increased 6 percent to $495.0 million.

   Sales and operating profit improved in both 1998 periods for most companies in the segment. Margins on higher sales and lower new product development costs, particularly for electronic components and piston engines, contributed to the strong results. In addition, the 1998 periods benefited from improved results for instrumentation products and increased systems engineering efforts on defense programs. However, operating results for the 1998 six months in the unmanned aerial vehicle business did not match the strong six months results of 1997 which included the result when a major unmanned aerial target and vehicles program concluded in 1997.

Industrial Segment

   Operating profit for the 1998 second quarter was $18.3 million compared to $18.9 million for the same quarter of 1997, and sales increased 4 percent to $138.4 million. For the 1998 six months compared to the same 1997 period, operating profit decreased 5 percent to $32.6 million while sales increased 3 percent to $270.3 million.

   Operating profit and sales continued to improve at the segment's forging operation and for material handling equipment for the mining and quarry industries. Sales increased but operating margins were adversely affected for tungsten and tungsten carbide products in both 1998 periods due to increased marketing costs for business expansion. Sales and profit for the Company's gray iron casting business in both periods of 1998 were adversely affected by the discontinuation of certain product lines.

Consumer Segment

   Operating profit decreased to $6.0 million in the second quarter from $11.9 million in the same 1997 period and sales declined 10 percent to $60.2 million. For the 1998 six months, operating profit decreased to $7.8 million from $14.8 million and sales decreased 8 percent to $111.7 million from the comparable 1997 period.

   Sales and operating profit decreased compared to both of the 1997 periods when the segment benefited from strong demand for a new showerhead product and oral health products. In addition, sales and operating margins for both 1998 periods for swimming pool products were adversely affected primarily by unfavorable weather conditions and new product introduction costs. Operating profit decreased in the swimming pool heating systems business compared to the same periods a year ago when the business benefited from a new product introduction.

   In relation to the businesses in the consumer segment, consisting of Water Pik and Laars, the Company continues to examine the possibility of a limited public offering of shares of a new stand-alone company and/or its tax-free spin-off to the Company's stockholders.

Special Items

   Restructuring charges in the second quarter 1998 resulted in an after-tax non-cash charge of $4.9 million, or $0.02 per diluted share, primarily attributable to the previously announced planned salaried workforce reduction at Allegheny Ludlum.

   Non-recurring events resulted in an after-tax charge of $40.9 million, or $0.21 per diluted share in the 1998 first quarter. These events included deal costs of $10.3 million, or $0.05 per diluted share, related to the acquisition of OREMET, along with charges of $3.5 million, or $0.02 per diluted share, for a planned salaried workforce reduction related to integrating the operations of OREMET and Wah Chang. Allegheny Ludlum also recorded a $7.4 million, or $0.04 per diluted share, charge due to a planned salaried workforce reduction. In addition, charges of $19.7 million, or $0.10 per diluted share, were recorded for equipment write-offs and other reserves at Allegheny Ludlum and reserves for pending asset sales at other specialty metals units.

    In the 1997 second quarter, special items resulted in a gain of $14.4 million, or $0.07 per diluted share. This after-tax gain included a $17.0 million gain on the sale of the Company's investment in Semtech Corporation common stock that was partially offset by $2.6 million charge related to merger and restructuring costs.

   In the 1997 first quarter, special items resulted in gains of $1.3 million, or $0.01 per diluted share. These items included a gain of $9.2 million on the sale of a company investment, largely offset by $7.9 million from merger and restructuring costs and the write-off of a research and development venture.

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

    Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is presently evaluating the effect of adopting this statement.

Income Taxes

  The Company's effective tax rate decreased to 36.4 percent and 37.8 percent, respectively, for the 1998 second quarter and six months from 38.3 percent and
38.6 percent, respectively, for the same periods in 1997 primarily due to the net effect of favorable adjustments to prior years' tax liabilities and non-deductible business combination costs incurred during 1998.

Financial Condition and Liquidity

   Working capital increased to $967.7 million at June 30, 1998, compared to $842.6 million at December 31, 1997. The current ratio increased to 2.8 from 2.4 in this same period. The increase in working capital was primarily due to higher cash and deferred tax assets and lower accounts payable and accrued liabilities offset by lower short-term investments available for sale.

   In the first six months of 1998, cash generated from operations of $117.1 million, proceeds from the sale of short-term investments of $34.4 million, proceeds from the increase in long-term debt of $115.2 million, proceeds from the sale of businesses and investments of $16.4 million and proceeds from the exercise of stock options of $5.5 million were used to invest $195.2 million in capital equipment and business expansion and to pay dividends of $59.4 million. Cash transactions plus cash on hand at the beginning of the year resulted in a cash position of $89.8 million at June 30, 1998. Capital expenditures for 1998 are expected to approximate $150 million, of which $76.9 million were spent during the first six months.

   On August 13, 1998, the Board of Directors declared a regular quarterly dividend of $0.16 per share of common stock. The dividend is payable on September 15, 1998 to stockholders of record at the close of business on August 31, 1998.

   The Company believes that internally generated funds, current cash on hand and borrowing from existing credit lines will be adequate to meet foreseeable needs.

Other Matters

   Environmental

   The Company is subject to federal, state and local environmental laws and regulations which require that it investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including sites at which the Company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, and comparable state laws. The Company is currently involved in the investigation and remediation of a number of sites under these laws. The Company's reserves for environmental investigation and remediation totaled approximately $41.6 million at June 30, 1998. Based on currently available information, management does not believe future environmental costs at sites with which the Company has been identified in excess of those accrued are likely to have a material adverse effect on the Company's financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period.

   With respect to proceedings brought under the federal Superfund laws, or similar state statutes, the Company has been identified as a potentially responsible party at approximately 36 such sites, excluding those at which it believes it has no future liability. The Company's involvement is very limited or de minimus at approximately 16 of these sites, and the potential loss exposure with respect to any of remaining 20 sites is not considered to be material.

   For additional discussion of environmental matters, see Note 10 to the consolidated financial statements of the Company.

   Government Contracts

   A number of the Company's operating companies performs work on contracts with the U.S. government. Many of these contracts include price redetermination clauses, and most are terminable at the convenience of the government. Certain of these contracts are fixed-price or fixed-price incentive development contracts which involve a risk that costs may exceed those expected when the contracts were negotiated. Absent modification of these contracts, any costs incurred in excess of the fixed or ceiling prices must be borne by the Company. In addition, virtually all defense programs are subject to curtailment or cancellation due to the year-to-year nature of the government appropriations and allocations process. A material reduction in U.S. Government appropriations may have an adverse effect on the Company's business, depending upon the specific programs affected by any such reduction. Since certain contracts extend over a long period of time, all revisions in cost and funding estimates during the progress of work have the effect of adjusting the current period earnings on a cumulative catch-up basis. When the current contract estimate indicates a loss, provision is made for the total anticipated loss. The Company obtains many U.S. Government contracts through the process of competitive bidding. There can be no assurance that the Company will continue to be successful in having its bids accepted.

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

  Impact of Year 2000 on Computer Systems

  Over the past several years, the Company has put in place committees at its operating companies to identify whether its computer systems, which include business computers, mill equipment and process control computers and other devices using a microprocessor, as well as telecommunication and payroll and employee benefit processing systems, would function properly with respect to dates in the Year 2000 and thereafter. These committees report to the Executive Resource Information Committee, a senior management committee charged with reviewing and establishing priorities for information technology-related matters, including Year 2000 issues, and which reports to the Audit and Finance Committee of the Company's Board of Directors. Through these committees' efforts, Year 2000 identification, solution development, testing and implementation initiatives, and more recently contingency planning initiatives, are in process at Allegheny Teledyne and each of the operating companies and are included in the Company's integration plans for OREMET and Allvac-SMP.

  In part as a result of its Year 2000 initiatives, but mostly due to evolving business needs and continuing technological advancements, the Company has been modifying and replacing portions of its computer software and hardware systems. The Company currently targets having substantially all internal solutions relating to Year 2000 functionality of its computer systems developed and implemented by June 1999. This targeted completion date depends, however, on numerous assumptions, including continued availability of trained personnel in this area. In addition, efforts continue to be made to identify and resolve customer and supplier-based Year 2000 issues that could affect the Company and its operating and support systems. The Company believes that it has identified substantially all material customer and supplier-based Year 2000 issues.

  Excluding expenditures necessitated by ordinary business needs and continuing technological advancements in the computer industry, the Company anticipates spending approximately $11 million in 1998 and another estimated $7 million in 1999 to address the Year 2000 issue. Substantially all costs related to the Company's Year 2000 initiatives are expensed as incurred and funded through operating cash flows. Additional amounts may be spent in subsequent years.

  Based upon internal assessments, formal communications with suppliers and customers with which the Company exchanges electronic data, and work completed to date, the Company believes that the Year 2000 issue should not pose significant operational problems or have a material impact on the Company's consolidated financial position, results of operations or cash flow. A failure of third party vendors to be Year 2000 ready could adversely affect these beliefs and is not quantifiable. Also, while the Company has been conducting a comprehensive Year 2000 review of its computer systems, there may be Year 2000-related matters that have not been identified. Actual dollar amounts spent by the Company to address Year 2000 issues could materially differ from the estimates for a number of reasons, including changes in the availability or costs of personnel trained in this area or changes made to remediation plans or identification of other Year 2000-related matters.

Forward-Looking Statements

     From time to time the Company has made and may continue to make forward-looking statements. Certain forward-looking statements are contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 10 to the consolidated financial statements of the Company, including statements concerning the expected adequacy of available funds to meet foreseeable needs, proposed divestitures, proposed and completed acquisitions, anticipated expenditures to address and the impact of Year 2000-computer-systems issues, the Company's use of financial derivative instruments, the outcome of any government inquiries, litigation or other future proceedings related to government contract or other matters, and environmental costs. These statements are based on current expectations that involve a number of risks and uncertainties, including those described above under the captions "Other Matters
- Environmental" and "Other Matters - Government Contracts" and elsewhere herein. In addition, realization of the anticipated benefits of the acquisition of OREMET and other acquisitions could take longer than expected and implementation difficulties, market factors and adverse changes in economic conditions could alter the anticipated benefits. Realization of the anticipated benefits of the Company's international sales and manufacturing expansion initiatives could be affected by export controls, exchange rate fluctuations and domestic and foreign political and economic conditions, among other factors. Actual results may differ materially from the results anticipated in the forward-looking statements. Additional risk factors are described from time to time in the Company's filings with the Securities and Exchange Commission, including its Report on Form 10-K for the year ended December 31, 1997. The Company assumes no duty to update its forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

   The Company uses derivative financial instruments from time to time to hedge ordinary business risks regarding foreign currencies on product sales and to partially hedge against volatile raw material cost fluctuations in the specialty metals segment.

   Foreign currency exchange contracts are used to limit transactional exposure to changes in currency exchange rates. The Company sometimes purchases foreign currency forward contracts that effectively permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts, which are not financially material, are designated as hedges of export sales transactions in which settlement will occur in future periods, which otherwise would expose the Company, on the basis of its aggregate net cash flows in respective currencies, to foreign currency risk.

   A portion of the Company's operations consists of investments in foreign subsidiaries. As a result, the Company's financial results could be affected by changes in foreign currency exchange rates. To mitigate this foreign currency translation risk, the Company has a practice of recapitalizing operations using local foreign currency debt to replace direct equity investment. The average interest rate to service this foreign debt is favorable to current U.S. interest rates.

   As part of its risk management strategy, the Company purchases exchange-traded futures contracts to manage exposure to changes in nickel prices, a component of raw material cost for some of the specialty metals companies. The nickel futures contracts obligate the Company to make or receive a payment equal to the net change in value of the contract at its maturity. Some of these contracts can be designated as hedges of the Company' firm sales commitments and are short-term in nature to correspond to the commitment period. The gains and losses on these contracts are deferred and recognized in earnings when realized as an adjustment to cost of goods sold. Historically, the Company has not closed any contracts prior to the execution of the underlying sale transaction, nor have any of the underlying sales transactions failed to occur.

   The Company guarantees the outstanding Allegheny Ludlum fixed rate 6.95% debentures due in 2025. In a period of declining interest rates, the Company faces the risk of required interest payments exceeding those based on the then current market rate. To mitigate interest rate risk, the Company attempts to maintain a reasonable balance between fixed and variable rate debt to keep financing costs as low as possible.

   The Company believes that adequate controls are in place to monitor these activities, which are not financially material. However, many factors, including those beyond the control of the Company such as changes in domestic and foreign political and economic conditions, as well as the magnitude and timing of interest rate changes, could adversely affect these activities.


                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

   The Company's 1998 annual meeting of stockholders was held on May 14, 1998. At that meeting, the five nominees for director named in the proxy statement for the meeting were elected, having received the following number of votes:


                         Number of Votes    Number of Votes
Name                         For               Withheld
----                         ---               --------
Arthur H. Aronson        153,321,828         895,140
Paul S. Brentlinger      153,375,449         841,519
Ray J. Groves            153,366,795         850,173
William G. Ouchi         153,394,871         822,097
James E. Rohr            153,394,236         822,732

   In addition, the stockholders voted on and approved the ratification of the selection of Ernst & Young LLP as independent auditors of the Company for the 1998 fiscal year. The number of votes cast for approval was 153,558,492, against approval was 248,268 and to abstain was 410,208. There were no broker non-votes in connection with the ratification of the selection of Ernst & Young LLP.

Item 6.  Exhibits and Reports on Form 8-K

        (a)     Exhibits -

          Exhibit
            No.         Description
            ---         -----------

            27    Financial Data Schedule for Six Months Ended June 30, 1998.

        (b) Current Reports on Form 8-K were filed by the Company on April 4, 1998 (with respect to consummation by the Company of the acquisition of Oregon Metallurgical Corporation) and May 29, 1998 (with respect to restated sales and operating profit by business segment).

                                   SIGNATURES





        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Allegheny Teledyne Incorporated
                              (Registrant)


                                        /s/ James L. Murdy
Date: August 14, 1998         By     _____________________________________
                                     James L. Murdy
                                     Executive Vice President, Finance and
                                       Administration and Chief Financial
                                       Officer
                                     (Duly Authorized Officer)


                                        /s/ Dale G. Reid
Date: August 14, 1998          By     _____________________________________
                                      Dale G. Reid
                                      Vice President - Controller and Chief
                                        Accounting Officer
                                      (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.                        Description
-----------                        -----------


  27           Financial Data Schedule for Six Months Ended June 30, 1998.