Form 10-Q
period 1998-09-30
ALLEGHENY TELEDYNE INC
filed 1998-11-16
CIK 1018963

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended September 30, 1998

                                    OR

        ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period From _____ to _____

                    Commission File Number 1-12001


                    ALLEGHENY TELEDYNE INCORPORATED
______________________________________________________________________
         (Exact Name of Registrant as Specified in its Charter)

               Delaware                          25-1792394
_______________________________________   ____________________________
    (State or Other Jurisdiction of          (I.R.S. Employer
    Incorporation or Organization)           Identification Number)

        1000 Six PPG Place
     Pittsburgh, Pennsylvania                     15222-5479
_______________________________________   ____________________________
(Address of Principal Executive Offices)          (Zip Code)

                             (412) 394-2800
           ___________________________________________________
          (Registrant's Telephone Number, Including Area Code)



Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X                                             No
       ---                                                  ---
At November 6, 1998, the Registrant had outstanding 196,182,548 shares of its common stock.

                       ALLEGHENY TELEDYNE INCORPORATED
                                 SEC FORM 10-Q
                       QUARTER ENDED SEPTEMBER 30, 1998


                                  INDEX

                                                                   Page No.
PART I. - FINANCIAL INFORMATION

     Item 1.  Financial Statements                                    3

     Consolidated Balance Sheets                                      3

     Consolidated Statements of Income                                4

     Consolidated Statements of Cash Flows                            5

     Notes to Consolidated Financial Statements                       6

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                          14

     Item 3.   Quantitative and Qualitative Disclosures
               About Market Risk                                      22

PART II. - OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K                       23

Signatures                                                            24

                        PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                  ALLEGHENY TELEDYNE INCORPORATED AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                 (In millions except share and per share amounts)
                                    (Unaudited)

                                                    September 30, December 31,
                                                        1998         1997
                                                        ----         ----
ASSETS
Cash and cash equivalents                            $    68.4   $    53.7
Short-term investments available for sale                 --          34.4
Accounts receivable                                      540.9       576.0
Inventories                                              670.1       697.9
Deferred income taxes                                     65.3        40.3
Tax refund                                                 8.5         9.4
Prepaid expenses and other current assets                 35.1        32.3
                                                     ----------  ----------
     Total Current Assets                              1,388.3     1,444.0
Property, plant and equipment                            806.2       753.8
Prepaid pension cost                                     422.9       379.7
Cost in excess of net assets acquired                    257.4       186.5
Other assets                                             110.3       134.2
                                                     ----------  ----------
     Total Assets                                    $ 2,985.1   $ 2,898.2
                                                     ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                     $   214.0   $   267.9
Accrued liabilities                                      325.0       328.8
Current portion of long-term debt                          2.4         4.7
     Total Current Liabilities                           541.4       601.4
Long-term debt                                           369.6       330.4
Accrued postretirement benefits                          575.6       574.5
Other                                                    159.9       147.3
                                                     ----------  ----------
     Total Liabilities                                 1,646.5     1,653.6
                                                     ----------  ----------

Stockholders' Equity:
Preferred stock, par value $0.10: authorized-
     50,000,000 shares; issued-None                         --          --
Common stock, par value $0.10: authorized-600,000,000
     shares; issued-197,937,664 shares at September 30, 1998
     and 197,730,720 shares at December 31, 1997;
     outstanding-197,131,264 shares at September 30, 1998
     and 195,713,604 shares at December 31, 1997          19.8        19.8
Additional paid-in capital                               467.0       463.5
Retained earnings                                        883.2       822.6
Treasury stock: 806,400 shares at September 30, 1998
   and 2,017,116 shares at December 31, 1997             (24.0)      (60.2)
Foreign currency translation losses                       (8.9)       (2.4)
Unrealized gains on securities                             1.5         1.3
                                                     ----------  ----------

     Total Stockholders' Equity                        1,338.6     1,244.6
                                                     ----------  ----------
     Total Liabilities and Stockholders' Equity      $ 2,985.1   $ 2,898.2
                                                     ==========  ==========

The accompanying notes are an integral part of these statements.

               ALLEGHENY TELEDYNE INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In millions except per share amounts)
                                  (Unaudited)

                                    Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
                                   ---------------------   ---------------------
                                      1998       1997         1998       1997
                                   ---------   ---------   ---------   ---------
Sales                               $  927.1   $   984.2    $2,948.4   $3,038.6

Costs and expenses:
  Cost of sales                        707.8       752.7     2,248.8    2,304.3
  Selling and administrative expenses  117.9       119.4       359.3      370.4
  Merger and restructuring costs        --          --          67.8       10.4
  Interest expense, net                  4.0         5.1        12.7       14.1
                                    ---------   ---------   ---------  ---------
                                       829.7       877.2     2,688.6    2,699.2

Earnings before other income            97.4       107.0       259.8      339.4
Other income                             9.7         9.2        11.8       46.8
                                    ---------   ---------   ---------  ---------

Income before income taxes             107.1       116.2       271.6      386.2

Provision for income taxes              41.6        42.6       103.7      146.9
                                    ---------   ---------   ---------  ---------

Net income                          $   65.5    $   73.6    $  167.9   $  239.3
                                    =========   =========   =========  =========

Basic net income per common share   $   0.33    $   0.37    $    0.85  $    1.22
                                    ========    ========    =========  =========

Diluted net income per common share $   0.33    $   0.37    $    0.85  $    1.19
                                    ========    ========    =========  =========


The accompanying notes are an integral part of these statements.

                   ALLEGHENY TELEDYNE INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In millions)
                                      (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                          -------------------
                                                            1998      1997
                                                          --------  ---------
Operating Activities:
  Net income                                              $ 167.9   $ 239.3
   Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                            81.2      80.5
    Non-cash restructuring costs                             50.8      --
    Deferred income taxes                                     1.7      --
    Gains on sales of businesses and investments             (0.2)    (53.7)
  Change in operating assets and liabilities:
    Accounts payable                                        (70.3)    (33.0)
    Prepaid pension cost                                    (66.1)    (41.3)
    Accounts receivable                                      55.0     (29.9)
    Inventories                                              39.7     (30.5)
    Accrued income taxes                                    (28.6)      8.4
    Accrued liabilities and other                             7.0      10.1
                                                          --------- ---------
Cash provided by operating activities                       238.1     149.9

Investing Activities:
  Short-term investments - sales                             34.4      31.6
  Short-term investments - purchases                         --        (2.5)
                                                          --------- ---------
                                                             34.4      29.1
  Purchases of businesses and investment in ventures       (129.3)    (37.5)
  Purchases of property, plant and equipment               (118.3)    (76.5)
  Proceeds from the sale of businesses and investments       27.2      58.4
  Disposals of property, plant and equipment                 12.5      13.4
  Other                                                      (6.9)     (4.7)
                                                          --------- ---------
Cash used by investing activities                          (180.4)    (17.8)

Financing Activities:
  Increase in long-term debt                                 47.0       2.5
  Payments on long-term debt                                 (8.1)    (28.0)
                                                          --------- ---------
  Net increase (decrease) in long-term debt                  38.9     (25.5)
  Cash dividends paid                                       (91.0)    (84.3)
  Exercises of stock options                                  9.1      34.6
  Purchases of treasury stock                                --       (86.7)
  Other                                                      --         1.1
                                                          --------- ---------
Cash used in financing activities                           (43.0)   (160.8)

Increase (decrease) in cash and cash equivalents             14.7     (28.7)

Cash and cash equivalents at beginning of the year           53.7      64.0
                                                          --------- ---------

Cash and cash equivalents at end of period                $  68.4   $  35.3
                                                          ========= =========

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

  Financial Accounting Standards Board Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued in February 1998. This statement revises employers' disclosures about pension and postretirement benefit plans. It does not change the measurement or recognition of those plans. The Company will adopt this statement beginning with its 1998 Annual Report.

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

Note 2.  Inventories

    Inventories were as follows (in millions):

                                            September 30,          December 31,
                                                1998                   1997
                                               -------               -------
Raw materials and supplies                   $  180.7              $  212.8
Work-in-process                                 520.8                 561.2
Finished goods                                  143.0                 145.5
                                             ---------             ---------
Total inventories at current cost               844.5                 919.5
Less allowances to reduce current cost
     values to LIFO basis                      (165.4)               (206.4)
Progress payments                                (9.0)                (15.2)
                                             ---------             ---------
Total inventories                            $  670.1              $  697.9
                                             =========             =========


Note 3.  Business Segments

  Information on the Company's business segments was as follows (in millions):

                              Three Months Ended      Nine Months Ended
                                September 30,            September 30,
                            ---------------------    -----------------------
                               1998       1997          1998         1997
                            ---------   ---------    ---------    ---------
Sales:

Specialty metals            $   486.9   $  531.8     $ 1,559.4    $ 1,634.7
Aerospace and electronics       244.4      221.7         739.4        688.9
Industrial                      119.7      121.7         390.0        383.8
Consumer                         59.5       60.2         171.2        181.5
                            ---------   --------     ---------    ---------

Total continuing
   operations                   910.5      935.4       2,860.0      2,888.9
Operations sold or held
   for sale                      16.6       48.8          88.4        149.7
                            ---------   --------     ---------    ---------

Total sales                 $   927.1   $  984.2     $ 2,948.4    $ 3,038.6
                            =========   ========     =========    =========

Operating Profit:

Specialty metals            $    59.6   $   77.5     $   208.8    $   248.2
Aerospace and electronics        25.0       20.0          74.5         65.8
Industrial                       10.9       12.3          43.5         46.7
Consumer                          5.9        8.1          13.7         22.9
                            ---------   --------     ---------    ---------

Total operating profit          101.4      117.9         340.5        383.6

Merger and restructuring
   costs                         --         --           (67.8)       (10.4)
Corporate expenses               (8.9)      (9.4)        (27.3)       (31.3)
Interest expense, net            (4.0)      (5.1)        (12.7)       (14.1)
Investments and
  operations sold or held
  for sale
                                  8.0        9.0           7.1         47.0
Excess pension income            10.6        3.8          31.8         11.4
                             --------   --------     ---------    ---------

Income before income
   taxes                    $   107.1  $   116.2     $   271.6    $   386.2
                            =========  =========     =========    =========

  In the 1998 nine months, merger and restructuring costs included deal costs of $10.3 million related to the acquisition of OREMET, along with pretax charges of $5.8 million for a planned salaried workforce reduction related to integrating the operations of OREMET and Wah Chang. Allegheny Ludlum also recorded a $19.3 million pretax charge due to a reduction in salaried workforce. In addition, pretax charges of $32.4 million were recorded for equipment write-offs and other reserves at Allegheny Ludlum and reserves for asset sales at other specialty metals units.

  In the 1997 third quarter, investments and operations sold or held for sale included an $8.4 million gain on the sale of Teledyne Economic Development.

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

  The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):



                                       Three Months Ended    Nine Months Ended
                                          September 30,        September 30,
                                       ------------------    -------------------
                                        1998       1997        1998       1997
                                       --------  --------    --------   --------
Numerator:
  Numerator for basic and diluted
    net income per common share -
    net income available to common
    stockholders                      $ 65.5     $ 73.6      $ 167.9   $ 239.3
                                      ========   ========    ========  =========

Denominator:
    Weighted average shares            197.0      196.8        196.6     196.6
    Contingent issuable stock            0.4        0.2          0.3       0.2
                                      --------   --------    --------  ---------
  Denominator for basic net income
    per common share                   197.4      197.0        196.9     196.8

Effect of dilutive securities:
    Employee stock options               1.0        3.1          1.6       3.6
                                      --------   --------    --------  ---------
  Dilutive potential common shares       1.0        3.1          1.6       3.6

  Denominator for diluted net
    income per common share -
    adjusted weighted average
    shares and assumed conversions     198.4      200.1        198.5     200.4
                                      ========   ========    ========  =========

Basic net income per common share     $  0.33    $  0.37     $   0.85  $   1.22
                                      ========   ========    ========  =========

Diluted net income per common share   $  0.33    $  0.37     $   0.85  $   1.19
                                      ========   ========    ========  =========


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

  The components of comprehensive income, net of tax, were as follows (in millions):


                                     Three Months Ended      Nine Months Ended
                                        September 30,          September 30,
                                     ------------------      ------------------
                                       1998       1997        1998       1997
                                     --------  --------      --------  --------

Net income                          $  65.5    $ 73.6       $ 167.9    $ 239.3

Foreign currency translation losses    (2.9)     (1.5)         (6.5)      (4.9)

Unrealized gains (losses) on
  securities:
  Unrealized holding gains
      arising during period             0.6       0.5           0.2       11.3
  Less: realized gain included
      in net income                     --        --            --       (17.0)
                                    ---------  --------     ---------  ---------
                                        0.6       0.5           0.2       (5.7)

Comprehensive income                $  63.2    $ 72.6      $  161.6    $ 228.7
                                    =========  ========     =========  =========

Note 6. Acquisition of OREMET

  On March 24, 1998, Allegheny Teledyne completed its acquisition of the stock of OREMET. Under the terms of the merger agreement, OREMET shareholders received
1.296 shares of Allegheny Teledyne common stock in a tax-free exchange for each share of OREMET common stock. There were 21.6 million shares of Allegheny Teledyne stock issued in connection with the merger. The merger was accounted for under the pooling of interests accounting method. Revenues and net income for the year ended December 31, 1997 (the most recent period prior to the pooling) were $3,745.1 million and $297.6 million, respectively, for Allegheny Teledyne and $285.0 million and $31.2 million, respectively, for OREMET. Intercompany transactions prior to the merger were not material. The effect of conforming accounting policies was not material.

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

  Under these agreements, Bethlehem would provide the Company with conversion services for stainless steel and specialty metal hot bands and coiled plate wider than the Company can currently produce; the Company would purchase certain assets that Lukens uses in the manufacture of specialty metals; and the Company would supply hot roll bands to Bethlehem for further processing on the stainless steel coil finishing facilities that Lukens currently owns.

  Under the conversion agreement, Bethlehem has agreed, for a 20-year period, to provide the Company with up to 15 percent of the available time on Lukens' Coatesville, Pennsylvania electric furnace melt shop and caster and Lukens' Conshohocken, Pennsylvania Steckel mill for the melting, casting and rolling of the Company's requirements for wide stainless steel and specialty metals.

  Under the asset sales agreement, the Company would acquire certain assets of Lukens for $175 million. These assets include the Houston, Pennsylvania plant of Lukens' Washington Steel Division, which is used by Lukens for the melting, casting and rolling of stainless steel hot bands; the wide anneal and pickle line recently installed at the Lukens' Massillon, Ohio plant; and the vacuum-oxygen decarburization unit used in the refining of stainless steel at Lukens' Coatesville, Pennsylvania plant.

  Under the hot band supply agreement, the Company would supply Bethlehem with up to 150,000 tons of stainless bands for further processing at Lukens' stainless cold finishing facilities at its Washington, Pennsylvania and Massillon, Ohio plants until Bethlehem sells these facilities, as previously announced.

  The agreements are subject to the satisfactory completion of the Company's due diligence and transition planning. The Company currently anticipates that the Company's due diligence will be completed during the fourth quarter of 1998 and that the agreements will be effective and that asset purchases will be consummated soon thereafter.

Note 9. Stockholders' Equity

  Allegheny Teledyne paid a cash dividend of $0.16 per share of common stock in each of the 1998 and 1997 first, second and third quarters. OREMET did not pay any dividends during these quarters. The Company's Board of Directors has declared a regular quarterly dividend of $0.16 per share of common stock.
The dividend is payable on December 15, 1998 to stockholders of record at the close of business on November 30, 1998.

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

  On October 1, 1998, the Company's Board of Directors authorized a stock repurchase program to acquire up to 20 million shares of Allegheny Teledyne's common stock. The shares may be purchased from time-to-time in the open market. As of November 6, 1998, the Company had purchased 997,500 shares under this program.

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

  At September 30, 1998, the Company's reserves for environmental remediation obligations totaled approximately $38.2 million, of which approximately $8.8 million was included in other current liabilities. The reserve includes estimated probable future costs of $12.3 million for federal Superfund and comparable state-managed sites; $5.4 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $7.7 million for owned or controlled sites at which Company operations have been discontinued; and $12.8 million for sites utilized by the Company in its ongoing operations. The Company is evaluating whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties other than participating potentially responsible parties.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion should be read in conjunction with the information in the Company's consolidated financial statements and notes to the consolidated financial statements contained herein and in the Company's 1997 Annual Report and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1997 Annual Report.

Results of Operations
---------------------

  Allegheny Teledyne Incorporated is a group of technology-based manufacturing businesses with significant concentration in specialty metals, complemented by aerospace and electronics, industrial, and consumer products. The Company's specialty metals business segment accounted for 54 percent of the Company's total sales from continuing operations of $2,860.0 million for the nine months ended September 30, 1998. Its aerospace and electronics, industrial and consumer business segments accounted for 26 percent, 14 percent and 6 percent, respectively, of total sales from continuing operations for the first nine months of 1998. Such percentages were approximately the same for the first nine months of 1997, where total sales from continuing operations were $2,888.9 million.

  For the nine months ended September 30, 1998, operating profit was $340.5 million compared to $383.6 million for the same 1997 period. Sales from continuing operations declined 1 percent to $2,860.0 million for the first nine months of 1998 compared to $2,888.9 million for the 1997 period. The results reflect the continuing softness in titanium and commodity stainless steel prices, the effects of the Boeing-Timet supply arrangements, reduced demand for titanium products, continuing inventory adjustments and leveling off of production associated with commercial aerospace and the impacts of the Asian financial crisis. Strong cost controls, lower raw material costs, and the diversification of the Company's businesses partially offset the negative economic impacts experienced in some businesses.

  Net income was $167.9 million, or $0.85 per diluted share, for the nine months ended September 30, 1998, compared to $239.3 million, or $1.19 per diluted share, for the same 1997 period. Net income for the nine month 1998 period was adversely affected by merger and restructuring charges of $45.8 million after-tax, while net income for the same period of 1997 included gains on the sales of investments and Teledyne Economic Development offset by merger, restructuring and other charges, resulting in a net after-tax gain of $19.6 million.

  The Company continues to be cautious of the uncertain business outlook in the United States and concerned about the global economic outlook. During the fourth quarter of 1998, the Company plans to further conserve its financial resources by reinforcing cost reduction efforts, maintaining tighter controls on working capital and lowering capital spending plans.

  Sales and operating profit for the Company's four business segments are discussed below.

Specialty Metals

  Third quarter 1998 operating profit declined to $59.6 million from $77.5 million in the same year-ago period and sales decreased 8 percent to $486.9 million. For the 1998 nine months compared to the same period in 1997, operating profit declined 16 percent to $208.8 million and sales declined 5 percent to $1,559.4 million.

  Flat-Rolled Products
  --------------------

  Combined operating profit for Allegheny Ludlum and Rodney Metals, whose products consist primarily of flat-rolled products, remained essentially level for the 1998 third quarter compared with the 1997 third quarter, and combined sales declined 9 percent. For the 1998 nine months compared to the 1997 nine months, combined operating profit declined 17 percent and combined sales decreased 10 percent. These declines are due to the continuing impact of European and Asian pricing pressure and increased imports into the U.S. market of commodity stainless steel products. The third quarter 1998 operating profit shows the best quarter-to-quarter comparison for flat-rolled products since the second quarter of 1996, and was achieved despite the negative impact of lower sales and start-up costs associated with entering the titanium flat-roll business.

  Tons of flat-rolled specialty materials shipped in the third quarter and nine months of 1998 were 130,000 tons and 402,000 tons, respectively, compared to 130,000 tons and 413,000 tons for the same periods of 1997. The average price of flat-rolled specialty materials in the third quarter and nine months of 1998 was $2,181 and $2,230 per ton, respectively, compared to $2,400 and $2,408 per ton in the same 1997 periods. Tight cost controls and cost reduction efforts continue. The Company expects that the previously announced salaried workforce reduction at Allegheny Ludlum that was completed in the third quarter of 1998 will result in annualized net pre-tax savings of $16 million.

  Raw material costs were lower for flat-rolled products in 1998, as compared to the same year-ago periods. Costs of nickel, a key raw material in the manufacture of stainless steel, continued to decline during the first nine months of 1998.

  In June 1998, Allegheny Ludlum and other domestic producers of flat-rolled stainless steel sheet and strip products filed petitions with the International Trade Commission ("ITC") and the U.S. Department of Commerce ("DOC") charging eight foreign countries with violations of U.S. trade laws. In response, on July 7, 1998, the DOC formally initiated antidumping and countervailing duty cases. On July 24, 1998, the ITC found preliminarily that imports of stainless steel sheet and strip from certain countries are materially injuring the domestic industry. As a result, the DOC is conducting countervailing duty and antidumping investigations of imports of certain stainless steel sheet and strip. These investigations were extended 30 days at the request of U.S. producers, and the DOC is now expected to announce preliminary antidumping margins on December 17, 1998. In addition, on October 30, 1998, U.S. producers requested that the DOC apply the "critical circumstances" provision of the U.S. trade laws to combat recent import surges. An affirmative finding would impose antidumping duties retroactively to September 18, 1998. On November 10, 1998, the DOC announced preliminary countervailing duty rates on stainless steel sheet and strip imports from France, Italy and South Korea. By statute, the ITC and the DOC must conclude their investigations and announce final orders by March 24, 1999.

   On August 5, 1998, the Company announced that it would be increasing prices for stainless steel hot rolled and cold rolled sheet, strip and coiled plate effective with shipments October 5, 1998. These price increases range from 4 to 6 percent depending on the product, and are intended to support additional investment in the flat-rolled products business to further improve product quality and continue the Company's position as a low-cost world-class supplier of specialty steels. While the ability to maintain these price increases depends in part on market pricing pressures, including pricing by foreign producers, these price increases appear to be holding.

  High Performance Metals
  -----------------------

   Operating profit for high performance metals such as nickel-based superalloys, titanium and zirconium declined 36 percent in the 1998 third quarter over the 1997 third quarter and sales declined 8 percent. For the 1998 nine months compared to the 1997 nine months, operating profit for high performance metals declined 15 percent and sales increased 4 percent. The decline in operating results in both 1998 periods occurred primarily in titanium products as aircraft and jet engine manufacturers continued to adjust inventory and level off production rates. Production inefficiencies and equipment outages also negatively affected operating margins for titanium products in the 1998 nine month period. In addition, third quarter 1998 titanium sales at Oremet-Wah Chang and Allvac were negatively affected by the Boeing-Timet supply agreements, and reduced demand in chemical process and recreational markets. Start-up costs associated with Oremet-Wah Chang's new electron beam furnace negatively impacted operating margins for titanium products as well. These developments were partially offset by strong performance at Wah Chang, especially in zirconium and niobium products, and at Allvac and Allvac-SMP, a nickel-based superalloys producer acquired in the 1998 first quarter. Lower costs, including lower raw material costs, benefited all of these businesses.

   Operating results for high performance metals include the results of two acquisitions: OREMET, which was accounted for using the pooling of interests method of accounting; and Allvac-SMP, acquired for $110 million in an all-cash transaction in February 1998.

Aerospace and Electronics Segment

   Operating profit increased 25 percent to $25.0 million for the 1998 third quarter from $20.0 million in the same 1997 period, and sales increased 10 percent to $244.4 million. For the 1998 nine months compared to the 1997 nine months, operating profit increased 13 percent to $74.5 million and sales increased 7 percent to $739.4 million.

   Sales and operating profit improved in both 1998 periods for most companies in the segment compared to the comparable 1997 periods. Margins on higher sales and lower new product development costs, particularly for electronic components, contributed to the strong results. In addition, the 1998 periods benefited from lower product liability costs, primarily for piston engines, improved results for instrumentation products and increased systems engineering efforts on defense programs. However, operating results for the 1998 nine months in the unmanned aerial vehicle business did not match the strong nine months results of 1997 which included the results of a major unmanned aerial target and vehicles program which concluded in 1997. The third quarter 1998 results benefited from higher sales and improved margins at Ryan Aeronautical on the Global Hawk development program and increased sales during the closing months of helicopter airframe production. In 1998, The Boeing Company terminated its agreement with the Company to fabricate this product. The Asian financial situation has negatively affected sales of certain electronic products during the third quarter of 1998.

Industrial Segment

   Operating profit for the 1998 third quarter was $10.9 million compared to $12.3 million for the same quarter of 1997, and sales decreased 2 percent to $119.7 million. For the 1998 nine months compared to the same 1997 period, operating profit decreased 7 percent to $43.5 million while sales increased 2 percent to $390.0 million.

  The decline in sales in the 1998 third quarter and operating profit in both 1998 periods resulted from reduced demand for tungsten, tungsten carbide and carbide cutting tools due to weaker economic conditions and increased marketing costs for business expansion affecting Metalworking Products. The residual impact of the General Motors strike also negatively affected sales and operating profit during the 1998 third quarter. These negative developments were partially offset by continued improvement in sales and operating profit at Casting Service and Portland Forge. Improved sales of forged products resulted in increased segment sales for the 1998 nine months.

Consumer Segment

   Operating profit decreased to $5.9 million in the third quarter from $8.1 million in the same 1997 period and sales declined 1 percent to $59.5 million. For the 1998 nine months, operating profit decreased to $13.7 million from $22.9 million and sales decreased 6 percent to $171.2 million from the comparable 1997 period.

  Sales and operating profit decreased compared to both of the 1997 periods when the segment benefited from strong demand for a new showerhead product. Operating results for the 1998 periods were adversely affected by development and product costs related to new water filtration products. These negative developments were partially offset in the 1998 third quarter as compared to the same 1997 period by stronger sales and improved margins on Laars swimming pool products.

   In relation to the businesses in the consumer segment, consisting of Water Pik and Laars, the Company is continuing to pursue the possibility of a limited public offering of shares of a new stand-alone company and/or its tax-free spin-off to the Company's stockholders.

    As previously announced, on October 5, 1998, Michael P. Hoopis joined the Company as president and chief executive officer of the consumer segment.

Corporate Expenses

  Corporate expenses continued to decline and were 5.3 and 12.8 percent lower in the 1998 third quarter and 1998 nine months, respectively, compared to the comparable 1997 periods. Net interest expense in the 1998 third quarter and 1998 nine months declined $1.1 million and $1.4 million, respectively, from the 1997 third quarter and 1997 nine months. Excess pension income increased in both 1998 periods compared to the same 1997 periods as a result of strong investment performance.

Special Items

   No special items occurred in the third quarter of 1998. Merger and restructuring costs resulted in an after-tax charge of $45.8 million, or $0.23 per diluted share in the 1998 nine months. These events included deal costs of $10.3 million, or $0.05 per diluted share, related to the acquisition of OREMET, along with charges of $3.5 million, or $0.02 per diluted share, for a planned salaried workforce reduction related to integrating the operations of OREMET and Wah Chang. Allegheny Ludlum also recorded a $12.3 million, or $0.06 per diluted share, charge due to a reduction in salaried workforce. In addition, charges of $19.7 million, or $0.10 per diluted share, were recorded for equipment write-offs and other reserves at Allegheny Ludlum and reserves for asset sales at other specialty metals units.

   In the 1997 third quarter, special items resulted in a net after-tax gain of $3.9 million, or $0.02 per diluted share. This net after-tax gain included a gain on the sale of the Company's Economic Development business, partially offset by charges relating to legal matters. The nine months ended September 30, 1997 included an after-tax gain of $15.7 million, or $0.08 per diluted share. This after-tax gain included a $17.0 million gain on the sale of the Company's investment in Semtech Corporation common stock and a $9.2 million gain on the sale of the Company's investment in Nitinol Development
Corporation that was partially offset by $10.5 million from merger and restructuring costs and the write-off of a research and development venture.

New Accounting Pronouncements

    Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued in June 1997. This statement has been adopted by the Company in 1998, and did not have a material effect on the consolidated financial statements.

    Financial Accounting Standards Board Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued in February 1998. This statement revises employers' disclosures about pension and postretirement benefit plans. It does not change the measurement or recognition of those plans. The Company will adopt this statement beginning with its 1998 Annual Report.

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

Income Taxes

  The Company's effective tax rate increased to 38.8 percent and 38.2 percent, respectively, for the 1998 third quarter and nine months from 36.7 percent and
38.0 percent, respectively, for the same periods in 1997. The increase in the 1998 third quarter effective tax rate as compared to the same 1997 period is primarily due to the net effect of favorable adjustments in 1997 to prior years' tax liabilities.

Financial Condition and Liquidity
---------------------------------

   Working capital increased to $846.9 million at September 30, 1998, compared to $842.6 million at December 31, 1997. The current ratio increased to 2.6 from
2.4 in this same period. The increase in working capital was primarily due to working capital acquired in acquisitions, deferred tax asset adjustments and lower accounts payable offset by lower accounts receivable and inventory balances and reduced cash and short-term investments.

   In the first nine months of 1998, cash generated from operations of $238.1 million, proceeds from the sale of short-term investments of $34.4 million, proceeds from the increase in long-term debt of $38.9 million, proceeds from the sale of businesses and investments of $27.2 million and proceeds from the exercise of stock options of $9.1 million were used to invest $247.6 million in capital equipment and business expansion and to pay dividends of $91.0 million. Cash transactions plus cash on hand at the beginning of the year resulted in a cash position of $68.4 million at September 30, 1998. Capital expenditures for 1998 are expected to approximate $150 million, of which $118.3 million were spent during the first nine months. In the third quarter of 1998, the Company entered into uncommitted short-term line of credit facilities aggregating $185 million, none of which has been advanced as of the date of this filing.

   On October 1, 1998, the Company's Board of Directors authorized a stock repurchase program to acquire up to 20 million shares of Allegheny Teledyne's common stock. The shares may be purchased from time-to-time in the open market. As of November 6, 1998, the Company had repurchased 997,500 shares on the open market for a cost of $19.2 million at per share prices ranging from $17.45 to $21.94.

  The Board of Directors has declared a regular quarterly dividend of $0.16 per share of common stock. The dividend is payable on December 15, 1998 to stockholders of record at the close of business on November 30, 1998.

  The Company believes that internally generated funds, current cash on hand and borrowing from existing credit lines will be adequate to meet foreseeable needs. The Company may choose, however, to issue additional debt depending on market conditions.

Other Matters
-------------

  Environmental
  -------------

  The Company is subject to federal, state and local environmental laws and regulations which require that it investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including sites at which the Company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, and comparable state laws. The Company is currently involved in the investigation and remediation of a number of sites under these laws. The Company's reserves for environmental investigation and remediation totaled approximately $38.2 million at September 30, 1998. Based on currently available information, management does not believe future environmental costs at sites with which the Company has been identified in excess of those accrued are likely to have a material adverse effect on the Company's financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period.

  With respect to proceedings brought under the federal Superfund laws, or similar state statutes, the Company has been identified as a potentially responsible party at approximately 37 such sites, excluding those at which it believes it has no future liability. The Company's involvement is very limited or de minimus at approximately 16 of these sites, and the potential loss exposure with respect to any of remaining 21 sites is not considered to be material.

  For additional discussion of environmental matters, see Note 10 to the consolidated financial statements of the Company.

  Government Contracts
  --------------------

  A number of the Company's operating companies perform work on contracts with the U.S. government. Many of these contracts include price redetermination clauses, and most are terminable at the convenience of the government. Certain of these contracts are fixed-price or fixed-price incentive development contracts which involve a risk that costs may exceed those expected when the contracts were negotiated. Absent modification of these contracts, any costs incurred in excess of the fixed or ceiling prices must be borne by the Company. In addition, virtually all defense programs are subject to curtailment or cancellation due to the year-to-year nature of the government appropriations and allocations process. A material reduction in U.S. Government appropriations may have an adverse effect on the Company's business, depending upon the specific programs affected by any such reduction. Since certain contracts extend over a long period of time, all revisions in cost and funding estimates during the progress of work have the effect of adjusting the current period earnings on a cumulative catch-up basis. When the current contract estimate indicates a loss, provision is made for the total anticipated loss. The Company obtains many U.S. Government contracts through the process of competitive bidding. There can be no assurance that the Company will continue to be successful in having its bids accepted.

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

  Impact of the Introduction of the Euro
  --------------------------------------

  The Company has initiated an internal analysis to determine effects of the January 1, 1999 conversion and related transition by 11 member states of the European Union to a common currency, the "euro". The United Kingdom, where a significant portion of the Company's European operations is located, is not currently a participating country. Based on preliminary findings, the Company does not expect the euro conversion to have a material impact on the Company's results of operation or financial condition. Like other companies with European sales and operations, the Company anticipates that it will face wage and product pricing transparency issues in participating countries; however, the Company does not expect the resolution of these issues to have a material adverse effect on the Company. Additionally, while the Company expects to encounter some technical challenges to adapt information technology and other systems to accommodate euro-denominated transactions, it does not anticipate associated costs to be material. Mostly due to evolving business needs and continuing technological advances, the Company has been modifying and replacing its computer software and hardware at its European operations.

  Year 2000 Readiness Disclosure -
  Impact of Year 2000 on Computer Systems
  ---------------------------------------

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

  In part as a result of its Year 2000 initiatives, but mostly due to evolving business needs and continuing technological advancements, the Company has been modifying and replacing portions of its computer software and hardware systems. The Company currently targets having substantially all internal solutions relating to Year 2000 functionality of its computer systems developed and implemented by June 1999. This targeted completion date depends, however, on numerous assumptions, including continued availability of trained personnel in this area. In addition, efforts continue to be made to identify and resolve customer- and supplier-based Year 2000 issues that could affect the Company and its operating and support systems. The Company believes that it has identified substantially all material customer- and supplier-based Year 2000 issues. Efforts also continue to be made to identify whether products produced and sold by Allegheny Teledyne's operating companies have Year 2000 issues. The Company believes that it has identified substantially all products that have Year 2000 issues and is working to resolve such issues.

  Excluding expenditures necessitated by ordinary business needs and continuing technological advancements in the computer industry, the Company anticipates spending approximately $11 million in 1998 and another estimated $7 million in 1999 to address Year 2000 issues. These expenditures do not include expenditures that may be required to address Year 2000 issues associated with some products. Substantially all costs related to the Company's Year 2000 initiatives are expensed as incurred and funded through operating cash flows. Additional amounts may be spent in subsequent years.

  Based upon internal assessments, formal communications with suppliers and customers with which the Company exchanges electronic data, and work completed to date, the Company believes that Year 2000 issues should not pose significant operational problems or have a material impact on the Company's consolidated financial position, results of operations or cash flow. A failure of third party vendors or customers to be Year 2000 ready, however, could adversely affect these beliefs and is not quantifiable. Such failure could have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow in a given period, but probably not over the long-term. The most reasonably likely worse case scenario of failure by the Company or its suppliers or customers to resolve Year 2000 problems would be a temporary slowdown or cessation of manufacturing operations at one or more of the Company's facilities and a temporary inability on the part of the Company to timely process orders and to deliver finished products to customers. Delays in meeting customers' orders would affect the timing of billings to and payments received from customers in respect of orders and could result in other liabilities. Customers' Year 2000 problems could also delay the timing of payments to the Company for orders.

  While the Company has been conducting a comprehensive Year 2000 review of its computer systems, there may be Year 2000-related matters that have not been identified. Actual dollar amounts spent by the Company to address Year 2000 issues could materially differ from the estimates for a number of reasons, including changes in the availability or costs of personnel trained in this area, changes made to the Company's remediation plans, the ability of the Company's significant suppliers, customers and others with which it conducts business, including governmental agencies, to identify and resolve their own Year 2000 issues or identification of other Year 2000-related matters.

Forward-Looking Statements

   From time to time the Company has made and may continue to make forward-looking statements. Certain forward-looking statements are contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 10 to the consolidated financial statements of the Company, including statements concerning the expected adequacy of available funds to meet foreseeable needs, proposed divestitures, proposed and completed acquisitions, further cost reduction efforts, capital spending plans, anticipated effects of the euro conversion, anticipated expenditures to address and the impact of Year 2000-computer-systems issues, the Company's use of financial derivative instruments, the outcome of any government inquiries, litigation or other future proceedings related to government contract or other matters, and environmental costs. These statements are based on current expectations that involve a number of risks and uncertainties, including those described above under the captions "Other Matters - Environmental" and "Other Matters - Government Contracts" and elsewhere herein. In addition, realization of the anticipated benefits of the acquisition of OREMET and other acquisitions could take longer than expected and implementation difficulties, market factors and further deterioration in domestic or global economic conditions could alter the anticipated benefits. Realization of the anticipated benefits of the Company's international sales and manufacturing expansion initiatives could be affected by export controls, exchange rate fluctuations, the euro conversion and domestic and foreign political conditions, as well as further deterioration in domestic and foreign economic conditions, among other factors. Actual results may differ materially from the results anticipated in the forward-looking statements. Additional risk factors are described from time to time in the Company's filings with the Securities and Exchange Commission, including its Report on Form 10-K for the year ended December 31, 1997. The Company assumes no duty to update its forward-looking statements.

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

   As part of its risk management strategy, the Company purchases exchange-traded futures contracts to manage exposure to changes in nickel prices, a component of raw material cost for some of the specialty metals companies. The nickel futures contracts obligate the Company to make or receive a payment equal to the net change in value of the contract at its maturity. Some of these contracts can be designated as hedges of the Company's firm sales commitments and are short-term in nature to correspond to the commitment period. The gains and losses on these contracts are deferred and recognized in earnings when realized as an adjustment to cost of goods sold. Historically, the Company has not closed any significant contracts prior to the execution of the underlying sale transaction, nor have any of the underlying sales transactions failed to occur.

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

   The Company believes that adequate controls are in place to monitor these activities, which are not financially material. However, many factors, including those beyond the control of the Company such as changes in domestic and foreign political and economic conditions, as well as the magnitude and timing of interest rate changes, could adversely affect these activities. The Company believes that the euro conversion will not have a material adverse effect on its foreign currency activities.


                       PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits -

             Exhibit
               No.     Description
             -------   -----------

               27 Financial Data Schedule for Nine Months Ended September 30, 1998.

        (b) Registrant did not file any Form 8-K reports during the quarter for which this report is filed.

                                  SIGNATURES
                                  ----------




        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Allegheny Teledyne Incorporated
                                           (Registrant)


                                          /s/ James L. Murdy
Date: November 16, 1998            By     _____________________________________
                                          James L. Murdy
                                          Executive Vice President, Finance and
                                             Administration and Chief Financial
                                             Officer
                                          (Duly Authorized Officer)

                                         /s/ Dale G. Reid
Date: November 16, 1998            By     _____________________________________
                                          Dale G. Reid
                                          Vice President - Controller and Chief
                                             Accounting Officer
                                          (Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.                       Description
-----------                       -----------

     27              Financial Data Schedule for Nine Months Ended
                     September 30, 1998.