Form 10-K405
period 1998-12-31
ALLEGHENY TELEDYNE INC
filed 1999-03-19
CIK 1018963

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

================================================================================
Title of each class                               Name of each exchange on which
                                                  registered
--------------------------------------------------------------------------------
Common Stock, $0.10 Par Value                     New York Stock Exchange
================================================================================

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         At March 15, 1999, the Registrant had outstanding 193,696,608 shares of its Common Stock. The aggregate market value of the Registrant's voting stock held by non-affiliates at this date was approximately $3.4 billion, based on the closing price per share of Common Stock on this date of $20.00 as reported on the New York Stock Exchange. Shares of Common Stock known by the Registrant to be beneficially owned by directors of the Registrant and officers of the Registrant subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are not included in the computation. The Registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

                       Documents Incorporated By Reference

Selected portions of the 1998 Annual Report to Stockholders - Part I, Part II and Part IV of this Report.

Selected portions of the Proxy Statement for 1999 Annual Meeting of Stockholders
- Part III of this Report. The information included in the Proxy Statement as required by paragraphs (k) and (l) of Item 402 of Regulation S-K is not incorporated by reference in this Form 10-K.
================================================================================

                                      INDEX

                                                                                           PAGE
                                                                                          NUMBER
                                                                                          ------
PART I                                                                                       3

         Item 1.    Business                                                                 3

         Item 2.    Properties                                                              25

         Item 3.    Legal Proceedings                                                       29

         Item 4.    Submission of Matters to a Vote of Security Holders                     29

PART II                                                                                     30

         Item 5.    Market for Registrant's Common Equity and Related                       30
                         Stockholder Matters

         Item 6.    Selected Financial Data                                                 30

         Item 7.    Management's Discussion and Analysis of Financial                       30
                         Condition and Results of Operations

         Item 7A.   Quantitative and Qualitative Disclosures                                30
                         about Market Risk

         Item 8.    Financial Statements and Supplementary Data                             30

         Item 9.    Changes in and Disagreements with Accountants on                        30
                         Accounting and Financial Disclosure

PART III                                                                                    30

         Item 10.   Directors and Executive Officers of the Registrant                      30

         Item 11.   Executive Compensation                                                  30

         Item 12.   Security Ownership of Certain Beneficial Owners and                     31
                         Management

         Item 13.   Certain Relationships and Related Transactions                          31

PART IV                                                                                     31

         Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K        31

SIGNATURES                                                                                  32

EXHIBIT INDEX                                                                               33

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

         Allegheny Teledyne Incorporated is a diversified manufacturing company serving global markets with specialty metals, aerospace, electronic, industrial and consumer products. The Company operates in the following four business segments, which accounted for the following percentages of total revenues from continuing operations of $3.8 billion for each of the three years ended December 31, 1998:

                                      1998        1997      1996
                                      -----       ----      ----
        Specialty Metals              53.7%       56.0%     55.2%
        Aerospace and Electronics     26.3%       24.1%     25.6%
        Industrial                    13.5%       13.3%     13.2%
        Consumer                       6.5%        6.6%      6.0%

Certain business segment information presented for 1997 and 1996 has been reclassified to conform with the 1998 presentation. Additional financial information with respect to the Company's business segments, including their contributions to operating profit and their identifiable assets, for the three years ended December 31, 1998, is presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Results of Operations" on pages 21 through 23 of the 1998 Annual Report to Stockholders (the "1998 Annual Report") and in Note 12 of Notes to Consolidated Financial Statements on pages 45 through 46 of the 1998 Annual Report and is incorporated herein by reference.

         Allegheny Teledyne Incorporated is a Delaware corporation with its principal executive offices located at 1000 Six PPG Place, Pittsburgh, Pennsylvania 15222-5479, telephone number (412) 394-2800. Allegheny Teledyne was formed on August 15, 1996 by the combination of Allegheny Ludlum Corporation ("Allegheny Ludlum") and Teledyne, Inc. ("Teledyne"), which became wholly owned subsidiaries of Allegheny Teledyne. References to "Allegheny Teledyne," the "Company" or the "Registrant" mean Allegheny Teledyne Incorporated and its subsidiaries, unless the context otherwise requires.

STRATEGIC TRANSFORMATION

         Following extensive studies and strategic analyses initiated in the summer of 1998, the Company announced in January 1999 that it intends to pursue a course of action that would result in a significant transformation and reconfiguration of the Company during 1999. Assuming legal, tax, financial and other considerations can be resolved successfully, the anticipated transformation would include a tax-free spin-off of a new public company and a public offering of the new company's stock. The new company would be comprised of four former Teledyne companies in the Aerospace and Electronics Segment. The four businesses are:

         o        Electronic Technologies headquartered in Los Angeles,
                  California;
         o        Brown Engineering headquartered in Huntsville, Alabama;
         o        Continental Motors headquartered in Mobile, Alabama; and
         o        Cast Parts located in southern California.

Combined 1998 revenues of the businesses of the proposed new company were approximately $800 million. The new company is expected to be headquartered in Los Angeles, California.

         The Company is proceeding simultaneously with the consideration of a spin-off and public offering of the Consumer Segment into a free-standing public company, as announced in the 1998 second quarter. The new company is expected to be headquartered in the Los Angeles area. Annual revenues of the Consumer Segment were approximately $250 million in 1998.

         The Company plans to submit a request for a private letter ruling to the Internal Revenue Service with respect to the tax-free nature of the proposed spin-offs by the end of the 1999 first quarter.

         Names for the new companies have not yet been selected.

         After the spin-offs, Allegheny Teledyne, headquartered in Pittsburgh, Pennsylvania, will be focused as one of the largest and most diversified specialty metals companies in the world with annual revenues of approximately $2.5 billion in 1998. It would consist of:

         o        Allegheny Ludlum/Rodney - a major flat-rolled producer of
                  stainless steel, specialty metals and titanium;
         o        Allvac and Allvac-SMP - major producers of nickel-based
                  superalloys, titanium alloys and specialty steels in ingot, billet, bar, rod, wire and coil forms;
         o Oremet-Wah Chang - a diversified producer of zirconium, titanium and other specialty metals including niobium, tantalum and hafnium;
         o        Titanium Industries - a titanium distribution company;
         o Rome Metals - a processor of titanium and other specialty metals;
         o Metalworking Products - a major producer of tungsten mill products, tungsten carbide materials and tungsten carbide cutting tools;
         o Casting Service - a foundry specializing in large grey and ductile iron castings; and o Portland Forge - a custom impression die forging company.

         In addition, the Company is exploring the sale of Ryan Aeronautical, a producer of unmanned aerial vehicles and target drones, which is located in San Diego, California. The Company intends to sell two additional businesses:

         o Fluid Systems - a manufacturer of nitrogen gas springs, pressure relief valves and vehicle control valves headquartered in Brecksville, Ohio; and
         o Specialty Equipment - consisting of two divisions, one of which is located in Canada and is an assembler of hydraulic attachments for mining and construction equipment and the other of which is a manufacturer of transportable forklifts in the United States and the Netherlands.

Combined revenues of the three businesses were nearly $400 million in 1998.

ACQUISITIONS

         Aerospace Division of Sheffield Forgemasters Limited. In February 1998, the Company acquired the assets of the aerospace division of Sheffield Forgemasters Limited, a private company in the United Kingdom, for approximately $110 million in an all-cash transaction.

         The acquisition of Sheffield Forgemasters' aerospace division, now known as Allvac-SMP, provides significant support to the Company's high performance metals businesses, primarily Allvac, and has enhanced service to customers by improving the sales and distribution network for the Company's nickel-based and titanium alloys and specialty steels in Europe. The acquisition provides additional vacuum melting, vacuum consumable remelting, electroslag remelting and forging capacity, which complements Allvac's facilities. Allvac-SMP's rotary forging machine is one of the largest in the world.

         Oregon Metallurgical Corporation. In October 1997, the Company announced that it had entered into a definitive merger agreement to acquire the stock of Oregon Metallurgical Corporation ("OREMET"). Under the terms of the merger, which was completed in March 1998, OREMET shareholders received 1.296 shares of Allegheny Teledyne common stock in a tax-free exchange for each share of OREMET common stock. A total of 21.6 million shares of Allegheny Teledyne stock was issued in connection with the merger. The merger was accounted for under the pooling of interests accounting method.

         OREMET is an integrated producer and distributor of titanium sponge, ingot, mill products and castings for use in the aerospace, industrial, recreational and military markets. It operates manufacturing and finishing facilities in Oregon, Washington and Pennsylvania and has nine service centers in the United States with additional service centers in the United Kingdom, Germany, Singapore and Canada.

         Agreements with Bethlehem Steel Corporation. In January 1998, Bethlehem Steel Corporation ("Bethlehem") and the Company jointly announced that they had entered into three agreements that would become effective after Bethlehem completed its previously announced acquisition of Lukens Inc. ("Lukens"). Bethlehem completed its acquisition of Lukens on May 29, 1998. On November 20, 1998, the asset sale agreement previously signed by both companies was closed and the related conversion services and hot band supply agreements began to be implemented.

         Under the asset sale agreement, Allegheny Ludlum acquired certain assets that Bethlehem had acquired from Lukens. These assets include the melting and hot rolling facilities located at the Houston, Pennsylvania plant and the wide anneal and pickle line at the Massillon, Ohio plant.

         Under the conversion services agreement, Bethlehem agreed, for a 20-year period, to provide Allegheny Ludlum exclusive access to the Lukens' Coatesville, Pennsylvania melt shop and caster for the production of stainless steel slabs, and to the Lukens' Conshohocken, Pennsylvania, 110-inch Steckel mill for the rolling of stainless steel slabs and stainless precipitation hardening grades, maraging grades, and nickel and nickel-based alloys.

         After jointly conducting due diligence, Allegheny Ludlum and Bethlehem agreed that improvements to the 110-inch Steckel mill would enhance performance for the benefit of both parties, and they would share in the cost of certain of these improvements. Using independent consultants, Allegheny Ludlum and Bethlehem concluded that improvements to the computer control system, increasing the power of the roughing mill and undertaking other projects to improve the mill's capability will enhance performance of the mill for carbon, alloy and stainless steel. Two 8,000 horsepower roughing mill motors will be installed, and Allegheny Ludlum will share in the ownership of the motors up to a maximum investment of $9 million. The total cost of all improvements to the 110-inch Steckel mill is currently estimated to be about $25 million.

         At the closing of the asset sale and conversion services agreement, Allegheny Ludlum paid Bethlehem $105 million in cash of the previously announced $175 million asset purchase price, and issued a non-interest bearing promissory note for the remaining $70 million. The note will be paid after the improvements to the 110-inch Steckel mill are completed and the mill returns to a regularly scheduled operating basis.

         In addition, under the hot band supply agreement, Allegheny Ludlum agreed to supply Bethlehem with up to 150,000 tons annually of stainless steel bands for further processing at Lukens' cold finishing facilities at its Washington, Pennsylvania and Massillon, Ohio plants until Bethlehem sells these facilities. Bethlehem has announced that it plans to cease operations at these two facilities, but that it continues to pursue the sale of the facilities.

         Additional Information. Additional information about recent acquisitions is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Acquisitions and Divestitures" on page 20 of the 1998 Annual Report and in Notes 3 and 11 to the Notes to Consolidated Financial Statements on pages 36, 44 and 45 of the 1998 Annual Report, which information is incorporated herein by reference. Also see "Forward Looking and Other Statements - Uncertainties Relating to Synergies" herein.

SPECIALTY METALS SEGMENT

         Through the Specialty Metals Segment, the Company is one of the largest and most diversified specialty metals companies in the world. The products of the Specialty Metals Segment are representative of the practical application of metallurgical science and technology as it is known and practiced throughout the world. Their unique characteristics are derived from the nature of the metals produced, the particular properties of the alloys melted, and the various processes, methods, forms, shapes and end products manufactured.

         Companies in the Specialty Metals Segment include:

         o   Allegheny Ludlum
         o   Rodney Metals
         o   Allvac
         o   Allvac-SMP
         o   Oremet-Wah Chang
         o   Titanium Industries
         o   Rome Metals
         o   ALstrip

         Specialty Metals. The term "specialty steel" refers to stainless steels, high speed and tool steels, high temperature alloys (superalloys), electronic and thermostatic alloys, and electrical steels. As compared with carbon steel, stainless steel alloys contain elements such as chromium, nickel and molybdenum to make them corrosion- and heat-resistant; tool steel alloys, which contain more carbon than stainless steel, include tungsten, molybdenum and other metals to make them both hard and malleable; and electrical steel contains silicon to minimize energy loss. Most high temperature alloys, electronic alloys and thermostatic alloys are not steel by definition and are more properly referred to as specialty metals.

         Unlike high-volume carbon steel producers, makers of specialty metals produce smaller quantities with special equipment. Because of the need to meet more exacting technical and metallurgical requirements, stainless and other specialty metals are made with special processing techniques and generally utilize different alloying elements such as nickel, chromium, molybdenum, niobium, titanium and cobalt.

         Specialty metals are produced in a variety of forms (sheet, strip, foil, plate, wire, ingot, billet, rod, bar, tubing, and shapes) and are selected for use in environments that demand materials having exceptional hardness, toughness, strength, resistance to heat, corrosion or abrasion or a combination of these characteristics. Common end uses of specialty metals include automobiles, appliances, communications and electronics equipment, marine equipment, electric power generating and distribution equipment, environmental equipment, home utensils and cutlery, construction products, tools and dies, food and chemical processing equipment, medical and health equipment, aircraft structures, jet engines and defense equipment.

         High-purity and high-performance superalloys, other alloys, and specialty steels are refined, partially finished, and then sold to a wide variety of customers worldwide for many different applications in diverse industries, including aerospace, biomedical, marine, oil and gas, chemical processing, nuclear, and transportation industries.

         Flat-Rolled Products. Allegheny Ludlum is a world leader in the production of sheet, strip and plate specialty materials including stainless steel, nickel-based alloys and titanium. The company also produces grain-oriented silicon electrical steel and tool steel plate. It produces a broad selection of grades, sizes and finishes designed to meet international specifications.

         Stainless steel sheet is used in a wide variety of consumer and industrial applications that require cleaning, fabricability and corrosion resistance. Approximately 60% of the company's stainless steel sheet is sold to service centers, which have slitting, cutting or other processing facilities.

          Stainless steel strip is used in a variety of consumer products and a wide range of automotive components. Allegheny Ludlum/Rodney's Precision Rolled Strip(R) products range in thinness from 0.015 inch to less than 0.0015 inch. Precision Rolled Strip product materials include stainless steel, nickel-based alloys and titanium alloys. Customers use this thin-rolled metal to fabricate a variety of different products ranging from automobile components to photographic, personal computer, and consumer products. Approximately 50% of the Company's stainless steel strip is sold directly to end-use customers, with the remainder sold to service centers, including the Company's own distributors for stainless steel strip, which are known as the Allegheny Rodney Strip Service Center Division of Allegheny Ludlum.

         Allegheny Ludlum processes and distributes stainless steel and nickel alloy plate (at least 0.1875 inch thick and 10 inches wide) products in a wide variety of grades and gauges. Finishing capabilities include plasma arc cutting, shearing, abrasive cutting, sawing and machining. Stainless steel heads, rolled and welded rings, formed channels and angles are available. Stainless steel plate is primarily used in industrial equipment that requires cleanliness or corrosion-resistant capabilities such as pollution control scrubbers, food processing equipment, pulp and paper equipment, chemical processing equipment and power generation equipment. Approximately 80% of Allegheny Ludlum's plate products is sold to service centers.

         With the acquisition of OREMET, Allegheny Ludlum also produces flat-rolled titanium sheet and plate.

         Allegheny Ludlum's grain-oriented silicon electrical steel products are used generally in applications in which electrical conductivity and magnetic properties are important. These products are sold directly to end-use customers, including manufacturers of transformers and communications equipment.

         High Performance Metals. The Company's High Performance Metals Group consists of Allvac, Allvac-SMP and Oremet-Wah Chang. The companies in this group are able to produce a wide range of premium grade, nickel-based, cobalt-based, and titanium alloys and superalloys that are designed to meet the high performance requirements of the airframe, jet engine, gas turbine, nuclear energy, oil and gas, and chemical processing industries. These products, in various forms, are engineered to retain exceptional strength and corrosion resistance at temperatures through 2,000 degrees Fahrenheit and are used in critical, high-stress applications.

         High-purity metals that exhibit unique properties (including titanium, zirconium, hafnium, vanadium, and niobium) are melted, refined, partially finished, then sold to domestic and foreign customers primarily in the nuclear energy, chemical processing, biomedical, and aerospace industries.

         Allvac and Allvac-SMP manufacture nickel-, iron-, cobalt- and titanium-based alloys for use in critical environments in the aerospace, oil and gas, chemical processing, transportation, power generation, biomedical, marine and nuclear industries. Product forms include ingot, billet, bar, rod, wire and coil.

         Oremet-Wah Chang is one of two fully integrated U.S. producers of titanium. Titanium and titanium alloys are high performance metals with a variety of uses, including commercial and military aerospace, corrosion-resistant and industrial applications and recreational uses.

         Oremet-Wah Chang is also a leading U.S. producer of zirconium, a highly corrosion-resistant metal that is transparent to neutrons. It is used for fuel tubes and structural parts in nuclear power reactors and for corrosion-resistant chemical industry applications. Other users of zirconium include the jewelry and personal hygiene industries. Hafnium, derived as a by-product of zirconium, is used for control rods in nuclear reactors due to its ability to absorb neutrons.

         Oremet-Wah Chang produces niobium, also known as columbium, in various forms and alloys. Niobium, a high-technology metal, is used as an alloying element in the manufacture of many steels. The higher quality grades produced by Oremet-Wah Chang are used in superalloys for jet engines and special alloys for aerospace applications such as rocket nozzles. When alloyed with titanium, niobium is used in applications requiring superconducting characteristics for high-strength magnets. This area includes medical devices for body-scanning, accelerators for high-energy physics, and fusion energy projects for future generation of electricity.

         Oremet-Wah Chang produces tantalum, one of the most corrosion-resistant metals, for medical implants, chemical process equipment, and aerospace engine components.

         Titanium Industries distributes titanium and zirconium products for industrial, aerospace, orthopedic and specialty markets. Products include sheet, plate, billet, bar, rod, wire, pipe, tubing, fittings and fasteners.

         Rome Metals provides finishing services to titanium, zirconium, nickel-based alloys and other high-end specialty metals producers.

         Expanding Capabilities. See "Acquisitions" for a description of the 1998 acquisitions made to enhance the capabilities and products offered by the Specialty Metals Segment.

         The acquisitions of OREMET and the assets of the aerospace division of Sheffield Forgemasters Limited, now known as Allvac-SMP, have enhanced the Company's titanium production capabilities and high performance metals businesses. In addition, two major capital investments were completed in the 1998 fourth quarter to increase the production capabilities of the Company's high performance metals businesses. At Allvac, a new vacuum induction furnace capable of producing 50,000 pound heats began production. This state-of-the-art furnace is intended to provide capacity to meet the growing demands for nickel-based superalloys from several markets, including large land-based turbines for power generation. At Oremet-Wah Chang, a new electron beam melt facility began producing titanium slabs. This new facility contains one of the largest and most advanced electron beam melt furnaces in the world and is expected to enhance the Company's position as a low cost producer of high quality titanium ingots and slabs.

         The agreements with Bethlehem are geared toward increasing the Company's melting and hot-rolling capacity and enabling the Company to roll wider stainless steel and alloy plate. As 1998 concluded, Allegheny Ludlum began initial operation of a new 60-inch Sendzimir mill. This mill, together with a modified anneal line and temper mill scheduled to be completed in the second quarter of 1999, will enable Allegheny Ludlum to participate in a growing market for wide stainless steel sheet. A strategic goal of Allegheny Ludlum's Chinese joint venture, described under "Export Sales and Foreign Operations," is to expand the Company's Precision Rolled Strip product offerings in the Asian market and globally.

AEROSPACE AND ELECTRONICS SEGMENT

         Companies in the Aerospace and Electronics Segment include:

         o   Teledyne Electronic Technologies
         o   Teledyne Brown Engineering
         o   Teledyne Continental Motors
         o   Teledyne Cast Parts
         o   Ryan Aeronautical

         The companies in the Aerospace and Electronics Segment offer a variety of products and services including:

         Data Acquisition and Communications Systems. Teledyne Electronic Technologies is a leading supplier of total aircraft information management solutions designed to increase the safety and efficiency of airline transportation throughout the world. The company's data acquisition and communications systems perform aircraft performance monitoring, engine condition monitoring and flight operations quality assurance functions. Teledyne Electronic Technologies has broadened its product line to extend information services to business and commuter aircraft with air to ground telephony, facsimile and data transmission. Customers include the U.S. Federal Aviation Administration, domestic and foreign airlines, commercial aircraft original equipment manufacturers ("OEMs"), and a broad base of companies in different industrial sectors.

         Teledyne Electronic Technologies also produces power amplifiers used in the L, C and Ku band satellite uplink transmitters. These products encompass both solid state monolithic microwave integrated circuits and high power helix traveling wave tubes. The company provides similar power amplifiers for transmitters for radar, electronic countermeasure systems and electromagnetic compatibility test equipment. Other components of the company used in both wireless and satellite infrastructure equipment include coaxial microwave switches and light weight, low cost cavity filters produced with a patented injection molding technique.

         Precision Electronic Devices. Teledyne Electronic Technologies' hybrid microcircuits are used in applications such as aerospace, medical and instrumentation systems where small size, high performance and reliability are of paramount importance. These compact and complex electronic building blocks combine multiple transistors and integrated circuits in multi-chip modules ("MCMs"). MCMs, including fiber optic, power management and digital signal processors, provide dense packaging for satellites, the multinational Space Station, and various military and instrumentation systems. The company's miniature electromechanical relays are used where maintenance of signal fidelity is essential. Examples of applications include switching of high-speed digital and microwave signals in semiconductor and microwave test equipment, wireless systems and communications satellites.

         Teledyne Electronic Technologies has applied its MCM technology to the manufacture of life sustaining and life enhancing implanted medical devices, including cardiac pacemakers and defibrillators, neural stimulators and cochlear implant hearing aids.

         The company's sensor and instrumentation technology also extends to process applications in semiconductor and petrochemical manufacturing with a broad line of analyzers for oxygen and other gases, vacuum gauges, and mass flow meters and controllers.

         Teledyne Electronic Technologies' products are distributed principally through an internal sales force.

         Electronic Contract Manufacturing Services. Teledyne Electronic Technologies operates turnkey manufacturing facilities in Tennessee, Mexico and Scotland for low-to-moderate volume high technology products used in the aerospace, medical and communications industries. Products manufactured range from individual printed circuit board assemblies to complete electronic systems. The company's REGAL(R) rigid-flex technology combines rigid and flexible printed circuits into one assembly that eliminates board-to-board connectors. These boards are used in military and commercial aerospace and medical applications.

         Software and Engineering Services. Teledyne Brown Engineering offers a wide range of engineering services to government defense and aerospace customers as well as commercial customers. These services include payload integration for the space shuttle and systems engineering for ballistic missile defense. In addition, comprehensive computer software has been developed by Teledyne Brown Engineering for simulations and hardware performance evaluations. Teledyne Brown Engineering also serves the environmental market. As the prime contractor for the U.S. Army's Stockpile Chemical Materiel Demilitarization program, the company has been designing, fabricating and operating equipment to destroy chemical munitions.

         Aviation Propulsion Systems. Teledyne Continental Motors designs, manufactures and sells aviation propulsion systems, including piston engines and small gas turbine engines, domestically and internationally, for general aviation and defense-related purposes. The piston engine products are used by several general aviation aircraft OEMs and in the after-market. Continental Motors' piston engines have been powering airplanes for over 70 years, and today about half of the general aviation piston engines in use in the U.S. were built by Continental Motors. In 1998, four new composite aircraft, ranging from a training aircraft to a six-seat business aircraft, received certification for production. Each of these aircraft was certified with a Teledyne Continental Motors engine. Small gas turbine engines are used primarily in aerial targets and missiles.

         Teledyne Continental Motors also produces deep-cycle lead acid batteries for the general aviation industry.

         Aerosance, Inc., a majority owned start-up company acquired in 1997, is engaged in the design and development for production of advanced electronic engine controls and engine management systems for piston aircraft engines, including Teledyne Continental Motors' piston engines.

         Cast Parts. Teledyne Cast Parts produces a wide range of aluminum and magnesium castings and nickel-based superalloy and stainless steel investment castings for the aerospace and defense industries.

         Unmanned Aerial Vehicles and Targets. Ryan Aeronautical designs, manufactures and sells unmanned aerial vehicles ("UAVs") and targets for defense-related purposes to the U. S. Government and to international military customers. Ryan Aeronautical's UAVs are generally recoverable and reusable vehicles used for sophisticated military missions, such as reconnaissance, with the operators safely flying them from remote control centers. Ryan Aeronautical heads the team developing the Global Hawk UAV for the U.S. Air Force. As mentioned under "Strategic Transformation", the Company is exploring the possible sale of Ryan Aeronautical.

         Controlled Explosive Devices. Controlled explosive devices are designed, manufactured, and sold by Ryan Aeronautical's McCormick Selph Ordnance Unit for defense-related, aerospace and commercial purposes. These devices are used in a wide range of pilot ejection systems, aircraft separation, and other similar aerospace-related systems. Commercially, the devices are used in vehicle airbags and petroleum industry drilling systems, among other uses. The Company continues to pursue the sale of the McCormick Selph Ordnance Unit.

INDUSTRIAL SEGMENT

         Companies in Allegheny Teledyne's Industrial Segment include:

         o        Metalworking Products
         o        Casting Service
         o        Portland Forge
         o        Fluid Systems
         o        Specialty Equipment

         The Industrial Segment's companies offer a variety of products including the following:

         Cutting Tools and Tungsten Products. For the metalworking, mining and other industries requiring tools with extra hardness, Metalworking Products produces a line of sintered tungsten carbide products, made under heat, to produce a material that approaches diamond hardness. Cemented carbide products, which may be coated or uncoated, are used as super-hard cutters in the high-speed machining and cutting of steel and other applications where hardness and wear resistance are important. Technical developments related to ceramics, coatings, and other disciplines are incorporated in these products. In December 1995, the Company acquired the Stellram Group, manufacturers of high precision threading, milling, boring, and drilling systems for the European market.

         Metalworking Products is a producer of tungsten for the worldwide market, starting with numerous and varied tungsten-bearing raw materials and resulting in tungsten and tungsten carbide powders and mill products. Previously used cemented carbide parts are also recycled into tungsten carbide powder. Wrought or ductile tungsten products are used in diverse applications including light bulb filaments, inert gas welding electrodes, electrical contacts, x-ray shielding, and aircraft counterweights.

         Molybdenum, a sister metal to tungsten, which also has a very high melting point, is produced by Metalworking Products in powder form and then shaped into solid forms through powder metallurgy techniques. It is an important alloying element for steels and is used for plasma arc spraying of piston rings, for electrodes in glass melting, and for structural parts in high temperature furnaces.

         Forgings and Castings. Portland Forge processes metals by forging metals into finished forms that are used in a diverse number of industries. With the latest screw-type forging presses, Portland Forge is a major U.S. producer of carbon and alloy steel forgings in sizes ranging from one pound to more than 200 pounds. In addition to supplying the transportation, construction, and other basic industries, Portland Forge has the ability to forge the more difficult alloys, which are used in aerospace, medical implants, and other critical applications.

         Casting Service casts a variety of metals in sizes ranging from 1,000 pounds to 160,000 pounds and forms ranging from diesel locomotive engine blocks to housings and parts for power generation equipment, tools, and automobiles.

         Nitrogen Gas Systems, Valves, Pumps and Boosters. The Company's Fluid Systems business designs, manufactures and sells worldwide nitrogen gas springs and manifold systems for the automotive, appliance and other metal forming industries. Nitrogen gas springs and manifold systems are designed to overcome manufacturing difficulties encountered in high-speed metal forming operations. Fluid Systems also designs, manufactures and sells spring loaded and pilot operated pressure relief valves domestically and internationally for use in processing industries such as refineries, petrochemical/chemical industries and pharmaceutical manufacturing. In addition, Fluid Systems provides specialty hydraulic and pneumatic valves and air-driven pumps and gas boosters that are used in general industrial applications. As mentioned under "Strategic Transformation", the Company intends to sell its Fluid Systems business.

         Transportable Material Handlers; and Mining and Construction Equipment. The domestic and foreign operations of Specialty Equipment design and manufacture a series of specialty forklifts that ride as outriggers on delivery trucks. Specialty Equipment also designs and manufactures rugged, high-performance mining and construction equipment such as hydraulic breakers, boom systems and underground mobile equipment for the construction, quarry, and mining industries. As mentioned under "Strategic Transformation", the Company intends to sell its Specialty Equipment business.

CONSUMER SEGMENT

         Companies in Allegheny Teledyne's Consumer Segment include:

         o        Water Pik
         o        Laars

         These companies manufacture a number of products including:

         Oral Health Products. A wide range of consumer and professional oral health products and devices are designed, manufactured, and sold primarily through retail and professional dental networks. Oral health products include a high-speed sonic plaque control toothbrush, a mechanical toothbrush model, and oral irrigation devices that are sold under the brand name of

Teledyne Water Pik. Water Pik also produces products used in professional dental practices, which are marketed under the DENAR(R) brand, Getz(R) brand and HANAU(TM) brand.

         Professional dental products and select consumer products may now also be purchased on-line at www.waterpik.com.

         Shower Heads. Also marketed under the Teledyne Water Pik brand name are pulsating shower heads in a wide range of models including the Flexible Shower Massage(TM) product. Water Pik designs, manufactures and sells these products through domestic and foreign mass merchandise and specialty retail outlets.

         Residential Water Filtration. A wide range of residential water filtration devices are designed, manufactured and sold by Water Pik to domestic and foreign consumers primarily through mass merchandise and specialty retail outlets. The Instapure(R) line includes faucet-mounted, under-the-counter, and whole-house water filters for improving the quality of water used in the home. Water Pik's water filtration product line can be adapted for many water delivery systems throughout the world.

         Pool Equipment. Laars manufactures an extensive line of swimming pool and spa heaters. Laars offers oil, natural gas and propane fired residential and commercial pool heaters in both standard efficiency (82%) and high efficiency (95%) models. In 1996, Laars acquired Jandy Industries, Inc., a United States producer of electronic control systems, automatic valves, automatic cleaners and water features for the swimming pool and spa industries. In 1998, the company first offered fiber optic lighting to the pool and spa industries under an exclusive agreement with Lumenyte International Corporation.

         Boilers; Water Heaters. Laars also produces a comprehensive line of water heating equipment that provides hot water and hydronic heating for commercial, residential, and industrial applications. In August 1998, the company acquired Trianco Heatmaker, Inc., a manufacturer of high efficiency gas- and oil-fired boiler and water heating products based in Randolph, Massachusetts.

COMPETITION

         Markets for the Company's products and services in each of its principal business segments are highly competitive. The Company competes with many manufacturers which, depending on the product involved, range from large diversified enterprises to smaller companies specializing in particular products. Factors that affect the Company's competitive posture are the quality of its products, services and delivery capabilities, its research and development efforts, its marketing strategies, and price. Technological capabilities are an increasingly important competitive factor for companies in the Aerospace and Electronics Segment.

         Through its Specialty Metals Segment, the Company is a leading producer of specialty metals. Companies in this Segment face competition from domestic and foreign competitors, a number of which are government subsidized. Sales and operating profit for Allegheny Ludlum/Rodney Metals, which consist primarily of flat-rolled products, declined 8% and 10%, respectively, in 1998. Sales declined primarily due to the impact on pricing of imports of commodity stainless steel products into the U.S. market from Europe and Asia. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations Specialty Metals - 1998 Compared to 1997" on page 21 of the 1998 Annual Report, which section includes a discussion of antidumping and countervailing duty cases filed by Allegheny Ludlum and other domestic producers of flat-rolled stainless steel sheet and strip products and several unions.

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

         The principal materials used by the Company in the production of its specialty metals are scrap (including nickel-, chromium-, titanium- and molybdenum-bearing scrap), nickel and titanium sponge, zirconium, ferrochromium, ferrosilicon, molybdenum and molybdenum alloys, manganese and manganese alloys, cobalt, niobium and other alloying materials. Certain of these raw materials, such as nickel, cobalt and ferrochromium, can be acquired by the Company and its specialty metals industry competitors, in large part, only from foreign sources. The Company purchases its nickel requirements principally from producers in Australia, Canada, Norway, the Commonwealth of Independent States, the Dominican Republic and the U.S. Zirconium sponge is purchased from a source in France, while zircon sand is purchased from both U.S. and Australian sources. Cobalt is purchased primarily from producers in Canada. Ferrochromium is purchased primarily from producers in South Africa, Zimbabwe, Turkey, and the Commonwealth of Independent States. Some of these foreign sources are located in countries that may be subject to unstable political and economic conditions, which might disrupt supplies or affect the price of these materials. More than 80% of the world's reserves of ferrochromium are located in South Africa, Zimbabwe, Albania, and Kazakhstan. Titanium tetrachloride, the principal raw material required for the production of titanium sponge, is supplied to the Company under a long-term contract with an U.S. source. The Specialty Metals Segment also uses large amounts of electricity and natural gas in the manufacture of its products. See "Forward Looking and Other Statements--Unavailability of Raw Materials for Specialty Metals."

GOVERNMENT CONTRACTS

         For the year ended December 31, 1998, approximately 13% of the Company's continuing revenues were attributable to continuing sales under contracts with the U.S. Government. Continuing sales to the Department of Defense accounted for approximately 10% of total continuing sales in 1998. Sales by the Company's business segments to the U.S. Government for each of the three years ended December 31, 1998 were:

        (In millions)
                                          1998       1997       1996
                                         ------     ------     ------
         Specialty Metals                $ 46.1     $ 50.1     $ 69.5
         Aerospace and Electronics        458.5      428.1      543.1
         Industrial and Consumer            1.5        2.1        2.3

Many of the Company's contracts with the U.S. Government include price redetermination clauses, and most are terminable at the convenience of the government.

         See the discussion of related matters under the caption "Forward Looking and Other Statements - Risks Associated with Government Contracts" and in Item 3. Legal Proceedings. Additional related information is presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters - Government Contracts" on pages 26 to 27 of the 1998 Annual Report and in Notes 12 and 15 of Notes to Consolidated Financial Statements on pages 45 and 49 to 50 of the 1998 Annual Report.

EXPORT SALES AND FOREIGN OPERATIONS

         Continuing foreign sales represented approximately 20% of the Company's total continuing sales in 1998 and 18% of the Company's total continuing sales in each of 1997 and 1996. These figures include continuing export sales by U.S. operations to customers in foreign countries, which accounted for approximately 13% of the Company's total continuing sales in each of 1998 and 1997 and 12% of the Company's total continuing sales in 1996. See "Forward Looking and Other Statements - Risks of Export Sales." The Company's overseas sales, marketing and distribution efforts are aided by international marketing offices in Europe, Asia, South America, and the Middle East.

         During 1997 and 1996, the Company did not engage in material manufacturing operations in foreign countries. In 1998, the Company expanded its presence internationally and expects to continue such expansion. In February 1998, Allegheny Teledyne acquired United Kingdom manufacturing capability through its acquisition of the aerospace division of Sheffield Forgemasters Limited. This acquisition has enhanced service to customers by improving the sales and distribution network for the Company's nickel-based alloys and titanium in Europe.

         In February 1996, Allegheny Ludlum established a joint venture company in the People's Republic of China with Shanghai No. 10 Steel Limited Company for the production and sale of precision rolled stainless steel strip. The joint venture, 60% of which is owned by Allegheny Ludlum, is known as Shanghai STAL Precision Stainless Steel Limited Company. In early 1999, the joint venture's facility located in Shanghai began limited production. The new plant is a fully integrated finishing facility equipped with two Sendzimir mills, a bright anneal line, slitters, a tension leveler and roll grinders. It is expected to produce and sell up to 15,000 metric tonnes of Precision Rolled Strip(R) products. This venture should enable both Allegheny Ludlum and Rodney Metals to participate more effectively in the Asian market and other highly competitive global markets.

BACKLOG, SEASONALITY AND CYCLICALITY

         The Company's backlog of confirmed orders was approximately $1.2 billion at December 31, 1998 and $1.4 billion at December 31, 1997. During the year ending December 31, 1999, it is anticipated that approximately 95% of confirmed orders on hand at December 31, 1998 will be filled. Backlog of confirmed orders of the Specialty Metals Segment was $618.7 million at December 31, 1998 and $760.4 million at December 31, 1997. During the year ending December 31, 1999, it is anticipated that approximately 92% of the confirmed orders on hand at December 31, 1998 for this Segment will be filled. Backlog of confirmed orders of the Aerospace and Electronics Segment was $504.4 million at December 31, 1998 and $523.8 million at December 31, 1997. During the year ending December 31, 1999, it is anticipated that approximately 97% of the confirmed orders on hand at December 31, 1998 for this Segment will be filled.

        Generally, sales and operations of the Company's business segments are not seasonal. However, demand for products of the Company's Specialty Metals Segment is cyclical over longer periods because specialty metals customers operate in cyclical industries and are subject to changes in general economic conditions. See "Forward Looking and Other Statements--Cyclical Demand for Specialty Metals."

RESEARCH, DEVELOPMENT AND TECHNICAL SERVICES

         Management of the Company believes that the Company's research and development capabilities give it an edge in developing new products with profitable growth potential on a long-term basis. The Company conducts research and development at its various operating locations both for its own account and for customers on a contract basis. Estimates of the components of research and development, including bid and proposal costs, for the years ended December 31, 1998, 1997, and 1996 included the following:

(In millions)                                  1998       1997       1996
                                               ----       ----       ----
Customer-Sponsored:
     Specialty Metals Segment                 $  0.7     $  2.5     $  3.8
     Aerospace and Electronics Segment         185.9      183.9      295.4
     Other                                        --         --        3.9
                                              ------     ------     ------
                                               186.6      186.4      303.1
                                              ------     ------     ------

Company-Sponsored:
     Specialty Metals Segment                   15.7       17.5       18.7
     Aerospace and Electronics Segment          28.6       31.0       35.4
     Other                                      13.2       14.6       14.0
                                              ------     ------     ------
                                                57.5       63.1       68.1
                                              ------     ------     ------
         Total Research and Development       $244.1     $249.5     $371.2
                                              ======     ======     ======

         Ongoing research and development efforts in the Aerospace and Electronics Segment include the following: Teledyne Electronic Technologies' pursuit of the development of advanced electronic components for the next generation broad band, high-speed satellite and communication systems; Teledyne Continental Motors' development of an advanced Jet-A fuel engine design (which is co-sponsored by NASA); and Aerosance, Inc.'s. development of digital electronic controls for piston engines. Ryan Aeronautical continues to develop for the U.S. Air Force the Global Hawk UAV and a low-cost miniature air launched decoy.

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

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

         The Company and the industries in which it competes are subject to environmental laws and regulations concerning emissions to the air, discharges to waterways, and the generation, handling, storage, transportation, treatment and disposal of waste materials, and is also subject to other federal and state laws and regulations regarding health and safety matters. Each of the Company's production facilities has permits and licenses allowing and regulating air emissions and water discharges. The Company believes its businesses are being operated in compliance in all material respects with applicable environmental laws and regulations.

         The Company is currently involved in the investigation and remediation of a number of sites under the environmental laws, including approximately 37 sites at which the Company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, or similar state statutes. The Company's involvement is very limited or de minimis at approximately 17 of these sites, and the potential loss exposure with respect to the remaining 20 individual sites is not considered to be material.

         During 1999, the Company expects to spend approximately $11 million for additional or upgraded environmental control equipment and facilities. The Company, like other manufacturers, may be required to expend significant additional funds to meet stringent air emission limits as a result of the U.S. Environmental Protection Agency's revisions to the National Ambient Air Quality Standards for Ozone and Particulate Matter adopted in July 1997. The Company believes that the revised standards could increase the cost and the difficulty of obtaining operating permits for new operations and major modifications to existing operations.

         See the discussion of related matters herein under the caption "Forward Looking and Other Statements--Risks Associated with Environmental Matters" and in Item 3. Legal Proceedings. Additional related information is presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Other Matters--Environmental" on page 26 of the 1998 Annual Report and in Notes 1 and 15 of Notes to Consolidated Financial Statements on pages 35 and 49 of the 1998 Annual Report.

EMPLOYEES

         The Company and its subsidiaries employ approximately 21,500 persons, 9,400 of whom are employed at companies in the Specialty Metals Segment. Approximately 32% of the Company's workforce is covered by various collective bargaining agreements, principally with the United Steel Workers of America ("USWA"), certain of which are listed below.

         o Approximately 400 OREMET employees are covered by a collective bargaining agreement with the USWA, which is effective through July 31, 2000.
         o Approximately 700 Wah Chang employees are covered by a collective bargaining agreement with the USWA, which is effective through October 1, 2000.
         o Approximately 400 employees of Teledyne Continental Motors are covered by a collective bargaining agreement with the United Automobile, Aerospace and Agricultural Implement Workers of America, which is effective through December 16, 2000.
         o Approximately 400 employees at Allegheny Ludlum's Washington, Pennsylvania plant are covered by a collective bargaining agreement with the USWA, which is effective through September 30, 1999.
         o Substantially all of Allegheny Ludlum's 3,600 other production and maintenance employees are covered by collective bargaining agreements between Allegheny Ludlum and the USWA, which are effective through June 30, 2001.

         In 1994, following the expiration of a prior collective bargaining agreement between Allegheny Ludlum and the USWA, the USWA authorized a strike by its members that lasted 10 weeks and materially adversely affected Allegheny Ludlum's operating results. There can be no assurance that the Company will succeed in concluding collective bargaining agreements with the USWA or other unions to replace those that expire.

PRINCIPAL OFFICERS OF THE REGISTRANT

         Principal officers of the Company as of March 15, 1999 are as follows:

NAME                                       AGE        TITLE
----                                       ---        -----
Richard P. Simmons                         67         Chairman, President and Chief Executive Officer*
Robert Mehrabian                           57         Executive Vice President and Segment Executive,
                                                      Aerospace and Electronics and Industrial*
James L. Murdy                             60         Executive Vice President, Finance and Administration and
                                                      Chief Financial Officer*
Judd R. Cool                               63         Senior Vice President, Human Relations
Jon D. Walton                              56         Senior Vice President, General Counsel & Secretary*
Richard J. Harshman                        42         Vice President, Investor Relations and Corporate
                                                      Communications
Robert S. Park                             54         Vice President, Treasurer
Dale G. Reid                               43         Vice President, Controller and Chief Accounting Officer*

         Set forth below are descriptions of the business background for the past five years of the principal officers of the Company.

         Richard P. Simmons has been Chairman of the Board of the Company since August 1996 and President and Chief Executive Officer since February 1997. Previously, he was Chairman of

--------
*Such officers are subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended.

the Board of Allegheny Ludlum, having begun his service on that Board in 1980. He also served as Chief Executive Officer of Allegheny Ludlum until 1990.

         Robert Mehrabian was Senior Vice President of the Company from August 1997 until his appointment as Executive Vice President of the Company in May 1998. Dr. Mehrabian has been the Segment Executive for the Company's Aerospace and Electronics Segment since August 1997 and for the Company's Industrial Segment since April 1998. From April 1998 to October 1998, he also had responsibility for the Consumer Segment. Dr. Mehrabian serves as a director of the Company. Prior to joining the Company, Dr. Mehrabian served as the President of Carnegie Mellon University from 1990 to July 1997.

         James L. Murdy has been Chief Financial Officer and a Senior Vice President of the Company since August 1996 and Executive Vice President, Finance and Administration since December 1996. Mr. Murdy previously served as the Senior Vice President-Finance and Chief Financial Officer of Allegheny Ludlum. Mr. Murdy also serves as a director of the Company.

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

         Richard J. Harshman has served as Vice President, Investor Relations and Corporate Communications since July 1998. He had been Senior Vice President, Finance and Administration, at Allvac since 1995. Prior thereto, he served in a number of financial and management corporate and operating positions with Teledyne.

         Robert S. Park has served as Vice President, Treasurer of the Company since August 1996. From May 1994 to August 1996, Mr. Park served as Vice President, Treasurer of Allegheny Ludlum. Previously, he served as Treasurer of Allegheny Ludlum.

         Dale G. Reid has served as a Vice President of the Company since May 1997 and Controller since August 1996. Mr. Reid previously served as Chief Accounting Officer and Controller of Teledyne.

         Messrs. Murdy and Walton have employment agreements with the Company which were entered into in connection with the combination of Allegheny Ludlum and Teledyne in 1996. Copies of the employment agreements are filed as Exhibits
10.19 and 10.20 to this Form 10-K.

FORWARD LOOKING AND OTHER STATEMENTS

         From time to time, the Company has made and may continue to make "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Report on Form 10-K and the 1998 Annual Report contain many forward-looking statements. These statements, which represent the Company's expectations or beliefs concerning various future events, include but are not limited to statements concerning the following:

         o anticipated effects of the proposed strategic transformation and dispositions by the Company;

         o anticipated effects of the acquisitions of OREMET and Allvac-SMP and the agreements with Bethlehem on earnings, cost savings and operations of the Company; cash flow;
         o        aviation and aerospace industry trends;
         o        cost reductions;
         o        certain expected capital expenditures;
         o        computer software modification or replacement;
         o anticipated expenditures to address the impact of Year 2000 issues;
         o        anticipated effects of the euro currency conversion;
         o the outcome of any government inquiries, litigation or other proceedings related to government contracts or other matters; and
         o        future environmental costs.

Actual results may differ materially from results anticipated in forward looking statements. The Company assumes no obligation to update its forward looking statements.

         Forwardlooking statements are based on current expectations that involve a number of risks and uncertainties, including the following:

         Uncertainties Relating to Proposed Strategic Transformation. The Company has identified anticipated benefits expected to result from the transformation and dispositions described under the caption "Strategic Transformation" above. Completing the transactions and achieving the anticipated results involves inherent uncertainties, including those relating to:

         o whether legal, tax, financial and other considerations applicable to the spin-offs and the public offerings can be successfully resolved;
         o whether the contemplated dispositions can be accomplished on terms acceptable to the Company; and
         o business and other risks affecting the business of the Company, the two new companies expected to result from the transformation and the businesses the Company intends to sell.

Consummation of the transactions and realization of the anticipated results could take longer than expected and implementation difficulties and market factors could change the anticipated results. Accordingly, there can be no assurance that the Company will be able to realize, or do so within any particular time frame, the expected benefits anticipated to be achieved as a result of the proposed transformation and dispositions.

         Cyclical Demand for Specialty Metals. The Company's Specialty Metals Segment accounted for a significant portion of the Company's 1998 total sales and its 1998 total income. Demand for products of these businesses is cyclical because the industries in which customers of such businesses operate are cyclical. Various changes in general economic conditions affect these industries, including decreases in the rate of consumption or use of their products due to economic recessions.

         Significant downturns in the domestic economy are believed to have adversely affected the results of operations of Allegheny Ludlum, Teledyne and OREMET from time to time during their respective histories. Other factors causing fluctuation in market demand and volatile pricing include national and international overcapacity, currency fluctuations, lower-priced imports and increase in use or decrease in prices of substitute materials.

         The current trend of price deflation for many commodity products may also adversely affect prices for commodity grades of specialty metals. As a result of these factors, the Company's operating results could be subject to significant fluctuation. For example, an adverse pricing environment for commodity grades of stainless steel in 1998 and 1997 and an adverse pricing environment for titanium products in 1998 negatively affected sales and operating profit of the Company's specialty metals businesses.

         Unavailability of Raw Materials for Specialty Metals. Certain important raw materials used to produce specialty metals must be acquired in large part only from foreign sources. Some of these sources operate in countries that may be subject to unstable political and economic conditions. These conditions may disrupt supplies or affect the prices of these materials. Purchase prices of certain critical raw materials are volatile. As a result, the Company's operating results could be subject to significant fluctuation. The Company enters into raw material futures contracts from time to time to hedge its exposure to price fluctuations. The Company believes that adequate controls are in place to monitor such activities, which are not financially material.

         Risks Associated with Environmental Matters. The Company is subject to various domestic and international environmental laws and regulations. These laws have changed in recent years, and the Company expects to face increasingly stringent environmental standards in the future.

         The Company believes that it operates its businesses in compliance in all material respects with applicable environmental laws and regulations. However, the Company is a party to lawsuits and other proceedings involving alleged violations of environmental laws. When the Company's liability is probable and it can reasonably estimate its costs, the Company records environmental liabilities on its financial statements. However, some of these environmental investigations are not at a stage where the Company has been able to determine liability, or if liability is probable, to reasonably estimate the loss or range of loss. Estimates of the Company's liability remain subject to additional uncertainties regarding:

         o        the nature and extent of site contamination;
         o        the range of remediation alternatives available;
         o        evolving remediation standards;
         o imprecise engineering evaluations and estimates of appropriate cleanup technology, methodology and cost;
         o        the extent of corrective actions that may be required; and
         o the number and financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation.

Accordingly, as investigation and remediation of these sites proceed and the Company receives new information, the Company expects that it will adjust its accruals to reflect new information. Future adjustments could have a material adverse effect on the Company's results of operations in a given period, but the Company cannot reliably predict the amounts of such future adjustments.

         Based on currently available information, the Company's management does not believe that future environmental costs, in excess of those already accrued, will materially adversely affect the Company's financial condition or results of operations. However, the Company cannot provide any assurance that additional future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on the Company's financial condition or results of operations.

         Risks Associated with Government Contracts. A number of the Company's subsidiaries perform work on contracts with the U.S. Government. For the year ended December 31, 1998, the Company's total continuing sales under government contracts were approximately 13% of the Company's total continuing sales, of which about 10% of total continuing sales were under contracts with the Department of Defense. The government may terminate most of these contracts at its convenience. Many of these contracts also include clauses which allow the price to be redetermined at the request of the government.

         Some of the Company's government contracts have fixed prices, which involve a risk that current costs may exceed the costs that were expected when the contract was negotiated. In such a situation, the Company must bear the excess costs, unless the contract is modified.

         Revisions in the cost and funding estimates for some of the Company's long-term government contracts require the Company to adjust current earnings on a cumulative basis. If the current contract estimates indicate a loss, the Company makes a provision for the total anticipated loss.

         Additionally, virtually all defense programs are subject to curtailment or cancellation due to the annual government appropriations and allocations process. A material reduction in U.S. Government appropriations may adversely affect the Company's business, depending upon the specific programs affected by the reduction.

         Various claims have been or may be asserted against the Company related to government contracts, including claims based on business practices and cost classifications and actions under the False Claims Act. Under the False Claims Act, a person may assert the rights of the U.S. Government by initiating a suit under seal against a contractor. For the claim to be successful, that person must have information that the contractor falsely submitted a claim to the U.S. Government for payment. The U.S. Government may choose to intervene and assume control of the case.

         Detailed fact-finding and negotiation generally resolve government contracting claims. When they are not resolved in this way, civil or criminal legal or administrative proceedings may be brought. Depending on the circumstances and the outcome, these proceedings could result in fines, penalties, compensatory and punitive damages or the cancellation or suspension of payments under one or more government contracts. Under government regulations, a company or one or more of its operating divisions or units can also be suspended or debarred from government contracts based on the results of investigations.

         Suspension or inability to enter into government contracts could materially adversely affect the Company's future operating results and consolidated financial condition. However, although the Company cannot predict the outcome of these matters with certainty, the

Company's management is not aware of any pending matter that is likely to result in such action, or that is otherwise likely to have a material adverse effect on the Company's financial condition or liquidity. The resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period.

         Risks of Export Sales. The Company anticipates that export sales will continue to account for a significant percentage of the Company's sales. Risks associated with export sales include:

         o political and economic instability, including the current prevailing weak condition in several of the world's economies;
         o        accounts receivable collection;
         o        export controls;
         o        changes in legal and regulatory requirements;
         o policy changes affecting the markets for the Company's products;
         o        changes in tax laws and tariffs;
         o        euro currency conversion; and
         o exchange rate fluctuations (which may affect sales to international customers and the value of and profits earned on exports sales when converted into U.S. dollars).

Any of these factors could materially adverse affect the Company's results of operations.

         Risks Associated with Acquisition and Disposition Strategy. The Company intends to continue to strategically position its businesses in order to improve its ability to compete. The Company plans to do this by seeking specialty niches, expanding its global presence, acquiring businesses complementary to existing strengths and continually evaluating the performance and strategic fit of existing businesses. The Company regularly considers acquisition and business combination opportunities as well as possible business dispositions. Its management from time to time holds discussions with management of other companies to explore such opportunities and possible dispositions. As a result, the relative makeup of the businesses comprising the Company are subject to change.

         Acquisitions involve various inherent risks, such as:

         o assessing accurately the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition candidates;
         o        the potential loss of key personnel of an acquired business;
         o the Company's ability to achieve identified financial and operating synergies anticipated to result from an acquisition; and
         o unanticipated changes in business and economic conditions affecting an acquired business.

         International acquisitions could be affected by:

         o        export controls;
         o        exchange rate fluctuations;
         o        the euro currency conversion;
         o        domestic and foreign political conditions; and

         o further deterioration in domestic and foreign economic conditions.

         Uncertainties Relating to Synergies. There can be no assurance that the Company will be able to realize, or do so within any particular time frame, the cost reductions, cash flow increases or other synergies expected to result from the acquisitions and other transactions the Company has made or may make or generate additional revenue to offset any unanticipated inability to realize such expected synergies. Realization of the anticipated benefits of acquisitions and other transactions, including the OREMET and Allvac-SMP acquisitions and the agreements with Bethlehem, could take longer than expected and implementation difficulties, market factors and further deterioration in domestic or global economic conditions could alter the anticipated benefits.

YEAR 2000 READINESS DISCLOSURE

         Year 2000 Task Forces. Over the past several years, the Company has put in place management task forces at its operating companies to identify whether its computer systems, which include business computers, mill equipment and process control computers and other devices using a microprocessor, as well as telecommunication and payroll and employee benefit processing systems, would function properly with respect to dates in the Year 2000 and thereafter. These task forces report to the Executive Resource Information Committee, a senior management committee charged with reviewing and establishing priorities for information technology-related matters, including Year 2000 issues, and which reports to the Audit and Finance Committee of the Company's Board of Directors. Through these efforts, Year 2000 identification, solution development, testing and implementation initiatives, and contingency planning initiatives, are in process at Allegheny Teledyne and each of the operating companies and are included in the Company's integration plans for OREMET and Allvac-SMP.

         Targeted Completion of Internal Solutions. In part as a result of its Year 2000 initiatives, but mostly due to evolving business needs and continuing technological advancements, the Company has been modifying and replacing portions of its computer software and hardware systems. The Company estimates, based on dollars expended, that installation of solutions to identified Year 2000 issues relating to its information technology systems is approximately 90% complete. While the Company estimates that based on dollars expended, about 95% of solutions have been implemented for its non-information technology systems, the Company continues to work to resolve various manufacturing-related Year 2000 issues. The Company continues to target having substantially all internal solutions relating to Year 2000 functionality of its computer systems developed and implemented by June 1999. This targeted completion date depends, however, on numerous assumptions, including continued availability of trained personnel in this area.

         Other Year 2000 Areas of Focus. Efforts continue to be made to identify and resolve customer- and supplier-based Year 2000 issues that could affect the Company and its operating and support systems. The Company believes that it has identified substantially all material customer- and supplier-based Year 2000 issues. Efforts also continue to be made to identify whether products produced and sold by Allegheny Teledyne's operating companies have Year 2000 issues. The Company believes that it has identified substantially all products that have Year 2000 issues and is working to resolve such issues. The Company believes that there are no significant product-related Year 2000 issues. The Company has not conducted any review of products manufactured and sold by discontinued businesses or businesses that it has sold.

         Year 2000 Expenditures. Excluding expenditures necessitated by ordinary business needs and continuing technological advancements in the computer industry, the Company spent approximately $11 million in 1998 and anticipates spending another estimated $7 million in 1999 to address Year 2000 issues. These expenditures do not include expenditures that may be required to address Year 2000 issues associated with some products. Substantially all costs related to the Company's Year 2000 initiatives are expensed as incurred and funded through operating cash flows. Additional amounts may be spent in subsequent years.

         Overall Assessment; Worst Case Scenario. Based upon internal assessments, formal communications with suppliers and customers with which the Company exchanges electronic data, and work completed to date, the Company believes that Year 2000 issues should not pose significant operational problems or have a material impact on the Company's consolidated financial position, results of operations or cash flow. A failure of third party vendors or customers to be Year 2000 ready, however, could adversely affect these beliefs and is not quantifiable. Such failure could have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow in a given period, but probably not over the long-term. The most reasonably likely worst case scenario of failure by the Company or its suppliers or customers to resolve Year 2000 problems would be a temporary slowdown or cessation of manufacturing operations at one or more of the Company's facilities and a temporary inability on the part of the Company to timely process orders and to deliver finished products to customers. Delays in meeting customers' orders would affect the timing of billings to and payments received from customers with respect to orders and could result in other liabilities. Customers' Year 2000 problems could also delay the timing of payments to the Company for orders. Efforts are underway to identify contingency plans should unplanned situations arise on January 1, 2000.

         Factors that May Affect Year 2000 Estimates. While the Company has been conducting a comprehensive Year 2000 review of its computer systems and products, there may be Year 2000-related matters that have not been identified. Actual dollar amounts spent by the Company to address Year 2000 issues could materially differ from the estimates for a number of reasons, including:

         o changes in the availability or costs of personnel trained in this area;
         o        changes made to the Company's remediation plans;
         o the ability of the Company's significant suppliers, customers and others with which it conducts business, including governmental agencies, to identify and resolve their own Year 2000 issues; or
         o        identification of other Year 2000-related matters.

ITEM 2.  PROPERTIES

         The Company's principal domestic facilities as of December 31, 1998 are listed below by segment. Of those facilities listed below which are owned, three are subject to mortgages or similar encumbrances securing borrowings under certain industrial development authority financings. See Note 5 of the Notes to Consolidated Financial Statements beginning on page 37 of the 1998 Annual Report. Although the facilities vary in terms of age and condition, the Company's management believes that these facilities have generally been well-maintained.

                                                                                                  APPROXIMATE
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

   Houston Plant                      Manufacturing of stainless steel and other                  298,000 (owned)
   Houston, PA                        specialty metals products.

   Lockport Plant                     Manufacturing of stainless steel and other                  282,000 (owned)
   Lockport, NY                       specialty metals products.

   New Castle Plant                   Manufacturing of stainless steel sheet.                     178,000 (owned)
   New Castle, IN

   Massillon Plant                    96-inch wide anneal and pickle line for                     165,000 (owned)
   Massillon, OH                      manufacture of stainless steel and other specialty
                                      metals plate.

Allvac
   Monroe                             Plant Production of nickel and titanium products and        640,000 (owned)
   Monroe, NC                         other specialty steel long products.


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

   Bakers Plant                       Production of titanium ingot.                                60,000 (owned)
   Monroe, NC

Rodney Metals
   New Bedford, MA                    Manufacturing of stainless steel precision rolled           250,000 (leased)
                                      and coated thin sheet strip and foil, custom
                                      roll-formed and stretch-formed shapes.

Oremet-Wah Chang
   Albany, OR                         Production of zirconium, halfnium, niobium,               1,215,000 (owned)
                                      titanium, and tantalum.

   Albany, OR                         Production of titanium sponge, ingot, mill                  461,000 (owned)
                                      products and castings.

   Richland, WA                       Production of titanium ingots, slabs and                    103,000 (owned)
                                      electrodes.

AEROSPACE & ELECTRONICS
Brown Engineering
   Huntsville, AL                     Provision of engineered services and products,              475,000 (owned)
                                      including systems engineering, optical                      123,000 (leased)
                                      engineering, software and hardware engineering,
                                      and instrumentation technology.

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

   Toledo, OH                         Design, development and production of small                 351,000 (leased)
                                      turbine engines for aerospace and automotive
                                      markets.

Electronic Technologies
   Los Angeles, CA                    Development and production of electronic                    141,000 (leased)
                                      components and subsystems.                                   83,000 (owned)

   Los Angeles, CA                    Production of digital data acquisition systems for          154,000 (leased)
                                      monitoring commercial aircraft and engines.

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

Ryan Aeronautical
   San Diego, CA                      Production of unmanned aerial vehicles and aerial         1,100,000 (leased)
                                      target systems.

   Hollister, CA                      Manufacturing of controlled explosive devices.              221,000 (owned)

Cast Parts
   Pomona, CA                         Manufacturing of aluminum and magnesium castings            231,000 (owned)
                                      for air frames, turbine engines and missiles.

INDUSTRIAL
Metalworking Products
   Waynesboro, PA                     Production of thread-cutting and roll forming               386,000 (owned)
                                      equipment and perishable tools.

   Huntsville, AL                     Production of molybdenum, tungsten, and tungsten            293,000 (owned)
                                      carbide powders and milled products.

   Huntsville, AL                     Production of tungsten and molybdenum products.             183,000 (leased)

   Grant, AL                          Production of primary tungsten sintered parts.               88,000 (leased)

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

   Lebanon, KY                        Manufacturing of carbon and alloy steel forgings.           100,000 (owned)

CONSUMER
Laars
   Moorpark, CA                       Manufacturing of pool heaters, pool filtration,             200,000 (owned)
                                      and spa control equipment.

   Rochester, NH                      Manufacturing of heating elements.                           80,000 (owned)

   Randolph, MA                       Manufacturing of boiler and water heating products.          63,600 (leased)

Water Pik
   Fort Collins, CO                   Manufacturing of shower heads, water filtration             243,000 (owned)
                                      products, and oral health products.

   Loveland, CO                       Manufacturing of showerheads, water filtration              134,000 (owned)
                                      products, and oral health products.


         The Company also owns or leases facilities in a number of foreign countries, including Canada, the United Kingdom, Germany, France, The Netherlands, Switzerland, Sweden, Costa Rica, Mexico and Taiwan. In connection with the Company's February 1998 acquisition of the aerospace division of Sheffield Forgemasters, the Company acquired 625,000 square foot facilities for melt and remelt, machining and bar mill operations, laboratories and offices located on a 25-acre site in Sheffield, England. The related acquisition of Jessop Saville Limited includes a 40,000 square foot leased facility for computer numerically controlled milling and machine operations.

         The Company's executive offices, located at PPG Place in Pittsburgh, Pennsylvania, and its West Coast Regional offices, located at Century Park in Los Angeles, California, are leased from third parties. These facilities are modern and sufficient for the Company to carry on its current activities.

ITEM 3.  LEGAL PROCEEDINGS

         The Company becomes involved from time to time in various lawsuits, claims and proceedings relating to the conduct of its business, including those pertaining to environmental, government contracting, product liability, patent infringement, commercial, employment, employee benefits, and stockholder matters.

         In June 1995, the U.S. Department of Justice commenced an action against Allegheny Ludlum in the United States District Court for the Western District of Pennsylvania, alleging multiple violations of the federal Clean Water Act. The complaint seeks injunctive relief and assessment of penalties of up to $25,000 per day of violation. In this proceeding, the Company is currently participating in Court-ordered non-binding mediation and, if unsuccessful, discovery will resume.

         In January 1997, the U.S. EPA filed suit in the United States District Court for the Western District of Pennsylvania against Allegheny Ludlum alleging failure to comply with a unilateral administrative order ("UAO") issued in May 1996. The complaint seeks an assessment of penalties of up to $25,000 per day of violation. The UAO seeks physical control of a portion of Allegheny Ludlum's Natrona plant for at least 30 years for a treatment facility to be built by another company in conjunction with that company's remediation of a nearby Superfund site. The Company has been challenging the UAO and has filed a declaratory judgment action to protect its rights. The District Court ordered a trial date of March 22, 1999. While continuing to deny liability, but in an effort to avoid protracted litigation, the Company agreed to settle this matter with the EPA with payment by the Company of $150,000.

         While the outcome of litigation, including the matters specified above, cannot be predicted with certainty, and some lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company's financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period.

         See the discussion of related matters in Item 1 of Part I of this Form 10-K under the captions "Environmental, Health and Safety Matters" and "Government Contracts."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's security holders in the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         Information required by this item is incorporated by reference to Note 8 of the Notes to Consolidated Financial Statements on pages 39 to 40 of the 1998 Annual Report and to "Common Stock Price" on page 52 of the 1998 Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA

         Information required by this item is incorporated by reference to "Selected Financial Data" on pages 54 and 55 of the 1998 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         Information required by this item is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19 through 29 of the 1998 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information required by this item is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters - Impact of the Introduction of the Eurodollar" and "-- Hedging" on pages 25 to 26 of the 1998 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements and Notes to Consolidated Financial Statements listed in Item 14(a)(1) are incorporated by reference to pages 30 through 51 of the 1998 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         In addition to the information set forth under the caption "Principal Officers of the Registrant" in Part I of this report, the information concerning the directors of the Company required by this item is incorporated by reference to "Election of Directors" as set forth in the 1999 Proxy Statement filed by the Registrant pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

         Information required by this item is incorporated by reference to "Directors Compensation", "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" as set forth in the 1999 Proxy Statement filed by the Registrant pursuant to

Regulation 14A. The Registrant does not incorporate by reference in this Form 10-K either the "Report on Executive Compensation" or the "Cumulative Total Stockholder Return" section of the 1999 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this item is incorporated by reference to "Stock Ownership Information" as set forth in the 1999 Proxy Statement filed by the Registrant pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item is incorporated by reference to "Certain Transactions" as set forth in the 1999 Proxy Statement filed by the Registrant pursuant to Regulation 14A.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

         (1) FINANCIAL STATEMENTS

         The following consolidated financial statements included on pages 30 through 51 of the 1998 Annual Report are incorporated by reference:

         Consolidated Statements of Income - Years Ended December 31, 1998, 1997
           and 1996
         Consolidated Balance Sheets at December 31, 1998 and 1997
         Consolidated Statements of Cash Flows - Years Ended December 31, 1998,
           1997 and 1996
         Consolidated Statements of Stockholders' Equity - Years Ended December
           31, 1998, 1997 and 1996
         Report of Ernst & Young LLP, Independent Auditors
         Notes to Consolidated Financial Statements

         The report of Coopers & Lybrand L.L.P. (now PricewaterhouseCoopers LLP) relating to its audits of the consolidated financial statements of OREMET as of December 31, 1997 and 1996 and for the years then ended is filed herewith as
Exhibit 99.1.

         (2) FINANCIAL STATEMENT SCHEDULES

         All schedules set forth in the applicable accounting regulations of the Commission either are not required under the related instructions or are not applicable and, therefore, have been omitted.

         (3) EXHIBITS

         A list of exhibits included in this Report or incorporated by reference is found in the Exhibit Index beginning on page 33 of this Report and incorporated by reference.

(b) REPORTS ON FORM 8-K FILED IN THE FOURTH QUARTER OF 1998:

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ALLEGHENY TELEDYNE INCORPORATED


Date:  March 18, 1999                 By        /s/ Richard P. Simmons
                                          -------------------------------------
                                                   Richard P. Simmons
                                          Chairman of the Board, President and
                                               Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the 18th day of March 1999.

             /s/ Richard P. Simmons                                              /s/ James L. Murdy
--------------------------------------------------              ------------------------------------------------------
               Richard P. Simmons                                                  James L. Murdy
   Chairman of the Board, President and Chief                   Executive Vice President, Finance and Administration
    Executive Officer and Director (Principal                    and Chief Financial Officer and Director (Principal
               Executive Officer)                                                Financial Officer)

              /s/ Robert P. Bozzone                                               /s/ Dale G. Reid
--------------------------------------------------              ------------------------------------------------------
                Robert P. Bozzone                                                   Dale G. Reid
     Vice Chairman of the Board and Director                                Vice President-Controller and
                                                                               Chief Accounting Officer
                                                                           (Principal Accounting Officer)

             /s/ Paul S. Brentlinger                                            /s/ Frank V. Cahouet
--------------------------------------------------              ------------------------------------------------------
               Paul S. Brentlinger                                                Frank V. Cahouet
                    Director                                                          Director

               /s/ Diane C. Creel                                               /s/ C. Fred Fetterolf
--------------------------------------------------              ------------------------------------------------------
                 Diane C. Creel                                                   C. Fred Fetterolf
                    Director                                                          Director

                /s/ Ray J. Groves                                               /s/ Frank J. Lucchino
--------------------------------------------------              ------------------------------------------------------
                  Ray J. Groves                                                   Frank J. Lucchino
                    Director                                                          Director

             /s/ W. Craig McClelland                                            /s/ Robert Mehrabian
--------------------------------------------------              ------------------------------------------------------
               W. Craig McClelland                                                Robert Mehrabian
                    Director                                                          Director

              /s/ William G. Ouchi                                           /s/ Charles J. Queenan, Jr.
--------------------------------------------------              ------------------------------------------------------
                William G. Ouchi                                               Charles J. Queenan, Jr.
                    Director                                                          Director

                /s/ James E. Rohr
--------------------------------------------------
                  James E. Rohr
                    Director

                                  EXHIBIT INDEX

        EXHIBIT
          NO.                      DESCRIPTION
        -------                    -----------

          3.1 Restated Certificate of Incorporation of Allegheny Teledyne Incorporated (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (No. 333-8235), appears as Annex A to Appendix A of the Joint Proxy Statement/Prospectus forming part of the Registration Statement).

          3.2 Amended and Restated Bylaws of Allegheny Teledyne Incorporated (filed herewith).

          4.1 Credit Agreement dated as of August 30, 1996 (incorporated by reference to Exhibit 10 to the Registrant's Form 10-Q for the quarter ended September 30, 1996 (File No. 1-12001)), Assignment and Assumption Agreements dated as of August 22, 1997 and First Amendment to Credit Agreement dated as of August 31, 1996 (incorporated by reference to Exhibit 4 to Registrant's Form 10-Q for the quarter ended September 30, 1997 (File No. 1-12001)), and Second Amendment to Credit Agreement dated as of March 24, 1998 to certain Credit Agreement dated as of August 30, 1996, as amended by First Amendment to Credit Agreement dated as of August 31, 1997 (incorporated by reference to Exhibit 4 to the Registrant's Form 10-K for the quarter ended March 31, 1998 (File No. 1-12001)).

          4.2 Indenture dated as of December 15, 1995 between Allegheny Ludlum Corporation and The Chase Manhattan Bank (National Association), as trustee (relating to Allegheny Ludlum Corporation's 6.95% Debentures due 2025) (incorporated by reference to Exhibit 4(a) to Allegheny Ludlum Corporation's Form 10-K for the year ended December 31, 1995 (File No. 1-9498)), and First Supplemental Indenture by and among Allegheny Teledyne Incorporated, Allegheny Ludlum Corporation and The Chase Manhattan Bank (National Association), as Trustee, dated as of August 15, 1996 (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K dated August 15, 1996 (File No. 1-12001)).

          4.3 Rights Agreement dated March 12, 1998, including Certificate of Designation for Series A Junior Participating Preferred Stock as filed with the State of Delaware on March 13, 1998 (incorporated by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K dated March 12, 1998 (File No. 1-12001)).

         10.1 Allegheny Teledyne Incorporated 1996 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-K for the year ended December 31, 1997 (File No. 1-12001)).*

         10.2 Allegheny Teledyne Incorporated Stock Acquisition and Retention Plan effective January 1, 1997 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-K for the year ended December 31, 1996 (File No. 1-12001)).*

         10.3 Allegheny Teledyne Incorporated Stock Acquisition and Retention Program effective January 1, 1998, as amended and restated (filed herewith).*

         10.4 Allegheny Teledyne Incorporated 1996 Non-Employee Director Stock Compensation Plan, as amended December 17, 1998 (filed herewith).*

         10.5 Allegheny Teledyne Incorporated Fee Continuation Plan for Non-Employee Directors (incorporated by reference to Exhibit
                  10.4 to the Company's Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12001)).*

         10.6 Supplemental Pension Plan for Certain Key Employees of Allegheny Teledyne Incorporated and its subsidiaries (formerly known as the Allegheny Ludlum Corporation Key Man Salary Continuation Plan) (incorporated by reference to Exhibit 10.7 to the Company's Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12001)).*

         10.7 Allegheny Ludlum Corporation Additional Compensation Plan (presently known as the Performance Management System Plan) (incorporated by reference to Exhibit 10(c) to Allegheny Ludlum Corporation's Registration Statement on Form S-1 (No. 33-12940)).*

         10.8 Allegheny Teledyne Incorporated Benefit Restoration Plan (filed herewith).*

         10.9 Allegheny Ludlum Corporation 1987 Stock Option Incentive Plan (as amended and restated) (incorporated by reference to Exhibit 10(f) to Allegheny Ludlum Corporation's Form 10-K for the year ended December 31, 1995 (File No. 1-9498)).*

         10.10 Allegheny Ludlum Corporation Performance Share Plan (as amended and restated) (incorporated by reference to the Registration Statement on Form S-4 (No. 333-8235) of Allegheny Teledyne Incorporated, appears as Appendix F to the Joint Proxy Statement/Prospectus forming part of the Registration Statement).*

         10.11 Allegheny Ludlum Corporation Stock Acquisition and Retention Plan, as restated effective as of August 15, 1996 (incorporated by reference to Exhibit 10.10 to the Company's Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12001)).*

         10.12 Teledyne, Inc. 1990 Stock Option Plan (incorporated by reference to Exhibit 10 to Teledyne, Inc.'s Form 10-K for the year ended December 31, 1990 (File No. 1-5212)).*

         10.13 Teledyne, Inc. 1994 Long-Term Incentive Plan (incorporated by reference to Exhibit A to Teledyne, Inc.'s 1994 proxy statement (File No. 1-5212)).*

         10.14 Teledyne, Inc. 1995 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit A to Teledyne, Inc.'s 1995 proxy statement (File No. 1-5212)).*

         10.15 Teledyne, Inc. Senior Executive Performance Plan (incorporated by reference to the Registration Statement on Form S-4 (No. 333-8235) of Allegheny Teledyne Incorporated, appears as Appendix G to the Joint Proxy Statement/Prospectus forming part of the Registration Statement).*

         10.16 Summary of Teledyne, Inc. Executive Deferred Compensation Plan, as restated effective September 1, 1994 (incorporated by reference to Exhibit 10.2 to Teledyne, Inc.'s Form 10-K for the year ended December 31, 1994 (File No. 1-5212)).*

         10.17 First Amendment dated as of August 14, 1995 and Second Amendment dated as of December 4, 1995 to the Summary of Teledyne, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to Teledyne, Inc.'s Form 10-K for the year ended December 31, 1995 (File No. 1-5212)).*

         10.18 Employment Agreement dated July 15, 1996 between Allegheny Teledyne Incorporated and Arthur H. Aronson (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4 (No. 333-8235)).*

         10.19 Employment Agreement dated July 15, 1996 between Allegheny Teledyne Incorporated and James L. Murdy (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-4 (No. 333-8235)).*

         10.20 Employment Agreement dated July 15, 1996 between Allegheny Teledyne Incorporated and Jon D. Walton (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-4 (No. 333-8235)).*

         10.21 Allegheny Teledyne Incorporated Executive Deferred Compensation Plan (filed herewith).*

         10.22 Allegheny Teledyne Incorporated Performance Share Program (filed herewith).*

         10.23 Allegheny Teledyne Incorporated Annual Incentive Plan (filed herewith).*

         13.1 Pages 19 through 55 inclusive of the Annual Report of Allegheny Teledyne Incorporated for the year ended December 31, 1998 (filed herewith).

         21.1     Subsidiaries of the Registrant (filed herewith).

         23.1     Consent of Ernst & Young LLP (filed herewith).

         23.2     Consent of PricewaterhouseCoopers LLP (filed herewith).

         27.1     Financial Data Schedule (filed herewith).

         99.1     Report of Coopers & Lybrand L.L.P. (now PricewaterhouseCoopers
                  LLP)(filed herewith).

* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Report.

Certain instruments defining the rights of holders of long-term debt of the Company and its subsidiaries have been omitted from the Exhibits in accordance with Item 601(b)(4)(iii) of Regulation S-K. A copy of any omitted document will be furnished to the Commission upon request.