Form 10-Q
period 1999-03-31
ALLEGHENY TELEDYNE INC
filed 1999-05-17
CIK 1018963

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to _____


                         Commission File Number 1-12001


                         ALLEGHENY TELEDYNE INCORPORATED
 _____________________________________________________________________________

             (Exact Name of Registrant as Specified in its Charter)


               Delaware                                   25-1792394
_______________________________________            ___________________________
  (State or Other Jurisdiction of                  (I.R.S. Employer
  Incorporation or Organization)                   Identification Number)

        1000 Six PPG Place
     Pittsburgh, Pennsylvania                             15222-5479
_______________________________________            ___________________________
Address of Principal Executive Offices)                     (Zip Code)


                                  (412) 394-2800
                  ___________________________________________________
                  Registrant's Telephone Number, Including Area Code)



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


      At May 10, 1999, Registrant had outstanding 192,708,670 shares of its Common Stock.

                         ALLEGHENY TELEDYNE INCORPORATED
                                  SEC FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999


                                     INDEX

                                                                    Page No.
   PART I. - FINANCIAL INFORMATION

        Item 1.  Financial Statements                                 3

        Consolidated Balance Sheets                                   3

        Consolidated Statements of Income                             4

        Consolidated Statements of Cash Flows                         5

        Notes to Consolidated Financial Statements                    6

        Item 2.    Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                      11

        Item 3.    Quantitative and Qualitative Disclosures
                   About Market Risk                                  18

   PART II. - OTHER INFORMATION

        Item 6.      Exhibits and Reports on Form 8-K                 20

   SIGNATURES                                                         21

   EXHIBIT INDEX                                                      22

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                ALLEGHENY TELEDYNE INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (In millions except share and per share amounts)



                                                        March 31,     December 31,
                                                          1999           1998
                                                          ----           ----
                                                       (Unaudited)

ASSETS
Cash and cash equivalents                               $     57.5  $     74.8
Accounts receivable                                          565.7       534.7
Inventories                                                  632.9       659.9
Deferred income taxes                                         58.6        59.3
Tax refund                                                     3.6         5.9
Prepaid expenses and other current assets                     28.4        29.9
                                                           --------    --------
     Total Current Assets                                  1,346.7     1,364.5
Property, plant and equipment                                997.4     1,003.6
Prepaid pension cost                                         445.8       418.6
Cost in excess of net assets acquired                        253.3       256.0
Other assets                                                 119.3       132.8
                                                           --------    --------
     Total Assets                                       $  3,162.5  $  3,175.5
                                                           ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                        $    221.0  $    227.0
Accrued liabilities                                          296.4       327.1
Short-term debt and current portion of long-term debt        133.7        68.2
                                                           --------    --------
     Total Current Liabilities                               651.1       622.3
Long-term debt                                               394.8       446.8
Accrued postretirement benefits                              582.1       582.6
Other                                                        201.2       183.9
                                                           --------    --------
     Total Liabilities                                     1,829.2     1,835.6
                                                           --------    --------

Stockholders' Equity:
Preferred value, par value $0.10: authorized-
     50,000,000 shares; issued-None                           --          --
Common stock, par value $0.10,
   authorized-600,000,000 shares; issued-197,937,664
   shares at March 31, 1999 and 197,937,664 shares at
   December 31, 1998; outstanding-193,160,199 shares
   at March 31, 1999 and 194,873,151
   shares at December 31, 1998                                19.8        19.8
Additional paid-in capital                                   468.8       467.3
Retained earnings                                            948.6       923.9
Treasury stock: 4,777,465 shares at March 31, 1999
   and 3,064,513 shares at December 31, 1998                (101.0)      (67.6)
Foreign currency translation losses                           (6.1)       (5.9)
Unrealized gains on securities                                 3.2         2.4
                                                           --------    --------
     Total Stockholders' Equity                            1,333.3     1,339.9
                                                           --------    --------
     Total Liabilities and Stockholders' Equity         $  3,162.5  $  3,175.5
                                                           ========    ========


The accompanying notes are an integral part of these statements.

                ALLEGHENY TELEDYNE INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In millions except per share amounts)
                                   (Unaudited)

                                          Three Months Ended
                                                March 31,
                                         -----------------------
                                           1999          1998
                                         ---------     ---------

Sales                                   $   934.6   $ 1,002.2

Costs and expenses:
  Cost of sales                             716.9       773.3
  Selling and administrative expenses       114.9       121.5
  Merger and restructuring costs              0.9        60.6
  Interest expense, net                       8.9         3.9
                                          --------    --------
                                            841.6       959.3

Earnings before other income                 93.0        42.9
Other income                                  0.2         2.8
                                          --------    --------

Income before income taxes                   93.2        45.7

Provision for income taxes                   32.6        18.8
                                          --------    --------

Net income                              $    60.6   $    26.9
                                          ========    ========

Basic net income per common share       $     0.31  $     0.14
                                          ========    ========

Diluted net income per common share     $     0.31  $     0.14
                                          ========    ========



The accompanying notes are an integral part of these statements.

                ALLEGHENY TELEDYNE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)



                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                               1999      1998
                                                               ----      ----
Operating Activities:
  Net income                                                $  60.6   $  26.9
   Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                              32.0      28.0
    Deferred income taxes                                       3.4      (1.6)
    Non-cash restructuring costs                               --        33.9
  Change in operating assets and liabilities:
    Prepaid pension cost                                      (27.3)    (25.2)
    Inventories                                                27.0      22.9
    Accounts receivable                                       (25.6)    (24.4)
    Accrued liabilities                                       (17.2)      6.8
    Accrued income taxes                                        6.5     (19.9)
    Accounts payable                                           (6.3)    (26.7)
  Other                                                        16.3       2.2
                                                              ------    ------
Cash provided by operating activities                          69.4      22.9

Investing Activities:
  Purchases of property, plant and equipment                  (24.1)    (32.7)
  Proceeds from the sales of businesses and investments         5.8       --
  Purchases of businesses and investment in ventures           (1.1)   (107.7)
  Disposals of property, plant and equipment                    0.9       1.6
  Sales of short-term investments                               --       34.4
  Other                                                        (1.9)     (0.5)
                                                              ------    ------
Cash used in investing activities                             (20.4)   (104.9)

Financing Activities:
  Net borrowings under credit agreements                       15.1     105.1
  Payments on long-term debt and capital leases                (1.0)     (1.4)
                                                              ------    ------
    Net increase in debt                                       14.1     103.7
  Purchases of treasury stock                                 (52.2)      --
  Cash dividends                                              (31.1)    (27.9)
  Exercises of stock options                                    2.9       3.9
                                                              ------    ------
Cash provided by (used in) financing activities               (66.3)     79.7

Decrease in cash and cash equivalents                         (17.3)     (2.3)
Cash and cash equivalents at beginning of the year             74.8      53.7
                                                              ------    ------

Cash and cash equivalents at end of period                  $  57.5   $  51.4
                                                              ======    ======

The accompanying notes are an integral part of these statements

                ALLEGHENY TELEDYNE INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Accounting Policies

Basis of Presentation

     These interim consolidated financial statements include the accounts of Allegheny Teledyne Incorporated and its subsidiaries ("Allegheny Teledyne" or the "Company"). These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report. The results of operations for these interim periods are not necessarily indicative of the operating results for a full year.

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

Note 2.  Inventories

    Inventories were as follows (in millions):

                                         March 31,   December 31,
                                           1999          1998
                                       -----------   ------------

Raw materials and supplies               $  169.2     $  196.1
Work-in-process                             453.7        471.6
Finished goods                              137.8        133.4
                                           ------       ------
Total inventories at current cost           760.7        801.1
Less allowances to reduce current cost
     values to LIFO basis                  (112.6)      (128.7)
Progress payments                           (15.2)       (12.5)
                                           ------       ------
Total inventories                        $  632.9     $  659.9
                                           ======       ======

                                       6

Note 3.  Business Segments

    Information on the Company's business segments was as follows (in millions):



                                       Three Months Ended
                                            March 31,
                                       ------------------
                                        1999        1998
                                       -------    -------
Sales:

Specialty metals                       $ 507.2     $ 544.8
Aerospace and electronics                242.3       237.9
Industrial                               122.1       131.9
Consumer                                  56.4        51.5
                                        -------    --------

Total continuing operations              928.0       966.1
Operations sold or held for sale           6.6        36.1
                                        -------    --------

Total sales                            $ 934.6    $1,002.2
                                        =======    ========

Operating Profit:

Specialty metals                       $  59.3    $   70.4
Aerospace and electronics                 25.7        21.9
Industrial                                12.6        14.3
Consumer                                   2.3         1.8
                                        -------    --------

Total operating profit                    99.9       108.4

Merger and restructuring costs            (0.9)      (60.6)
Corporate expenses                        (9.2)      (10.3)
Interest expense, net                     (8.9)       (3.9)
Investments and operations sold or
   held for sale                          (3.8)        1.5
Excess pension income                     16.1        10.6
                                        -------    --------

Income before income taxes             $  93.2    $   45.7
                                        =======    ========



   In the 1999 first quarter, merger and restructuring costs included costs of $0.9 million related to the previously announced proposed spin-offs of the Aerospace and Electronics and the Consumer Segments into two freestanding public companies.

   In the 1998 first quarter, merger and restructuring costs included deal costs of $10.3 million related to the acquisition of OREMET, along with pretax charges of $5.8 million for a planned salaried workforce reduction related to integrating the operations of OREMET and Wah Chang. Allegheny Ludlum also recorded a $12.1 million pretax charge due to a planned salaried workforce reduction. In addition, pretax charges of $32.4 million were recorded for costs associated with exiting certain product lines and asset impairments resulting from recently completed capital expenditure programs.

   Pension income in excess of amounts allocated to business segments to offset pension and other postretirement benefit expenses is presented separately.

Note 4. Net Income Per Share

   The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

                                               Three Months Ended
                                                    March 31,
                                            -------------------------
                                                 1999       1998
                                               --------   --------
Numerator:
  Numerator for basic and diluted
    net income per common share -
    net income available to common
    stockholders                              $  60.6   $  26.9
                                               =======   =======

Denominator:
    Weighted average shares                     194.2     196.1
    Contingent issuable stock                     0.2       0.1
                                               -------   -------
  Denominator for basic net income
    per common share                            194.4     196.2

Effect of dilutive securities:
    Employee stock options                        1.0       2.2
                                               -------   -------
  Dilutive potential common shares                1.0       2.2

  Denominator for diluted net income
   per common share  - adjusted
   weighted average shares                      195.4     198.4
                                               =======   =======

Basic net income per common share             $   0.31  $   0.14
                                               =======   =======

Diluted net income per common share           $   0.31  $   0.14
                                               =======   =======

Note 5. Comprehensive Income

   The components of comprehensive income, net of tax, were as follows (in millions):


                                      Three Months Ended
                                           March 31,
                                      --------------------
                                        1999        1998
                                      --------    --------

Net income                            $  60.6    $  26.9

Foreign currency translation losses      (0.2)      (1.3)

Unrealized gains on securities            0.8        0.7
                                       -------     -------

Comprehensive income                  $  61.2    $  26.3
                                       =======     =======


Note 6. Stockholders' Equity

   Allegheny Teledyne paid a cash dividend of $0.16 per share of common stock in both the 1999 and 1998 first quarters. On May 13, 1999, the Company's Board of Directors declared a regular quarterly dividend of $0.16 per share of common stock. The dividend is payable on June 15, 1999 to stockholders of record at the close of business on June 1, 1999.

    On October 1, 1998, the Company's Board of Directors authorized a stock repurchase program to acquire up to 20 million shares of Allegheny Teledyne's common stock. The shares may be purchased from time-to-time in the open market or in negotiated transactions. In the 1999 first quarter, the Company had purchased 2.6 million shares for $52.2 million under this program. From the inception of the share repurchase program through May 12, 1999, the Company has repurchased approximately 5.8 million shares at an aggregate cost of $118.0 million.

Note 7.  Commitments and Contingencies

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

   At March 31, 1999, the Company's reserves for environmental remediation obligations totaled approximately $31.7 million, of which approximately $8.3 million was included in other current liabilities. The reserve includes estimated probable future costs of $11.7 million for federal Superfund and comparable state-managed sites; $4.1 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $8.1 million for owned or controlled sites at which Company operations have been discontinued; and $7.8 million for sites utilized by the Company in its ongoing operations. The Company is evaluating whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties other than participating potentially responsible parties.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

   Allegheny Teledyne Incorporated is a group of technology-based manufacturing businesses with significant concentration in specialty metals, complemented by aerospace and electronics, industrial, and consumer products. The Company's Specialty Metals Segment accounted for 55 percent of the Company's total sales from continuing operations of $928.0 million for the 1999 first quarter. Its Aerospace and Electronics, Industrial and Consumer Segments accounted for 26 percent, 13 percent and 6 percent, respectively, of total sales from continuing operations for the 1999 first quarter. Such percentages were approximately the same for the 1998 first quarter, where total sales from continuing operations were $966.1 million.

    For the 1999 first quarter, operating profit was $99.9 million compared to $108.4 million for the same 1998 period. Sales from continuing operations declined 3.9 percent to $928.0 million for the 1999 first quarter compared to $966.1 million for the 1998 period. The lower results were due mainly to continuing difficult pricing conditions in stainless steel, titanium and tungsten carbide markets and reduced demand for high performance metals in the commercial aerospace and oil and gas markets. Continuing cost reduction efforts, lower raw material costs, and the diversification of the Company's specialty metals businesses partially offset the impacts of continuing weak conditions in several of the Company's markets.

   Net income was $60.6 million, or $0.31 per diluted share, for the 1999 first quarter, compared to $26.9 million, or $0.14 per diluted share, for the same 1998 period. Net income in the first quarter 1999 was impacted by $4.4 million, or $0.02 per diluted share, relating to start-up costs associated with several recent major strategic capital investments in the Specialty Metals Segment, operating losses associated with businesses sold during the quarter, and costs relating to the previously announced proposed spin-offs of the Aerospace and Electronics and Consumer Segments. In addition, net income for the first quarter 1999 was also impacted by higher interest expenses as a result of higher levels of debt from more than $400 million in cash outlays for strategic acquisitions and capital investments in 1998. Net income in the first quarter 1998 was reduced by $40.9 million, or $0.21 per diluted share, relating to merger and restructuring costs in the Specialty Metals Segment.

   The Company continues to be cautious of the uncertain business outlook in the United States and concerned about the global economic outlook. During 1999, the Company has continued to conserve its financial resources by reinforcing cost reduction efforts, maintaining tighter controls on working capital and lowering capital spending plans.

   Sales and operating profit for the Company's four business segments are discussed below.

Specialty Metals

   First quarter 1999 operating profit decreased to $59.3 million from $70.4 million in the same year-ago period. Sales decreased 6.9 percent to $507.2 million compared to the prior year period due mainly to reduced prices for commodity stainless steel and titanium, reduced demand in commercial aerospace markets, and lower demand for nickel-based and specialty steel alloys in U.S. and European oil and gas markets. Special items relating to start-up costs associated with several recent strategic capital projects reduced first quarter 1999 operating profit by approximately $3.4 million. These projects include Allegheny Ludlum's new Sendzimir mill and wide anneal and pickle line, Allvac's new vacuum induction furnace, and Oremet-Wah

Chang's new electron beam melt facility. In addition to these special items, the quarter was negatively impacted during the early period of integrating the stainless steel melting, rolling and finishing assets purchased in November 1998 from Bethlehem Steel.

   Allegheny Ludlum
   ----------------
   Operating profit after special items for Allegheny Ludlum increased 20.6 percent in the first quarter 1999 compared to the same period in 1998. First quarter 1999 sales declined less than 1.0 percent compared to the 1998 first quarter in spite of lower prices for commodity stainless steel products. The increase in operating profit was achieved despite lower prices for commodity stainless steel products and the impact of the special items, due to reasonably good demand, lower raw material costs and continuing cost reductions.

   The average price of flat-rolled specialty metals, excluding semi-finished products, declined 4.6 percent in the quarter, to $2,148 per ton from $2,251 per ton in the first quarter 1998, due primarily to lower prices for commodity stainless steel sheet and strip. The average price in the quarter of total flat-rolled specialty metals products, including semi-finished products, declined 10.0 percent, to $2,025 per ton from $2,251 per ton in the first quarter 1998. Semi-finished product shipments increased in the first quarter 1999 following completion of the asset purchases from Bethlehem Steel in November 1998. Total tons of flat-rolled specialty metals shipped in the first quarter 1999 increased 10.1 percent to 153,400 tons, compared to 139,300 tons in the year ago period.

   High Performance Metals
   -----------------------

   Operating profit after special items for high performance metals declined
40.9 percent in the first quarter 1999 compared to the same period in 1998. Sales decreased 15.0 percent in the quarter compared to the same period a year ago. The decline in operating results occurred primarily in the titanium business due to lower prices, continuing inventory adjustments in commercial aerospace and leveling-off of new aircraft production, and reduced demand from chemical processing and recreational markets. Also, reduced demand in U.S. and European oil and gas markets for nickel-based and specialty steel alloys and the special items at Oremet-Wah Chang and Allvac negatively impacted this year's first quarter. These items were partially offset by strong demand for nickel-based superalloys for large land-based power generation turbines, reasonably good demand for premium titanium alloys for jet engines and spares, lower raw material costs, and continuing cost reduction efforts.

Aerospace and Electronics Segment

    Operating profit increased 17.4 percent to $25.7 million for the first quarter 1999 from $21.9 million in the same 1998 period. Sales increased 1.8 percent to $242.3 million compared to the prior year period.

    Increased sales and operating profit at Brown Engineering, Continental Motors and Ryan Aeronautical more than offset declines at Electronic Technologies and Cast Parts. At Brown Engineering and Continental Motors, sales and operating margins increased in most product lines with especially strong results for Continental Motors' turbine engines. Ryan Aeronautical sales increased in all product lines except the Apache helicopter program, which completed deliveries of airframes in the fourth quarter of 1998, and operating margins improved in all product lines. At Electronic Technologies, increased demand for advanced data acquisition and communication products partially offset reduced demand for contract manufacturing services and precision electronic devices. Operating results for Cast Parts were adversely affected by reduced demand from commercial aerospace markets.

Industrial Segment

   Operating profit for the first quarter 1999 decreased 11.9 percent to $12.6 million from $14.3 million in the same period of 1998. Sales decreased 7.4 percent to $122.1 million compared to the prior year period.

   The decline in sales and operating profit in the 1999 first quarter resulted primarily from reduced demand for tungsten, tungsten carbide, and carbide cutting tools due to weaker global market conditions affecting Metalworking Products.

Consumer Segment

   Operating profit increased to $2.3 million in the first quarter 1999 from $1.8 million in the same 1998 period. Sales increased 9.5 percent to $56.4 million compared to the prior year period. Sales and operating profit improved at both Laars and Water Pik. The first quarter is normally the weakest quarter for the seasonal businesses of the Consumer Segment.

Corporate Items

   Corporate expenses for the first quarter 1999 decreased by 10.7 percent to $9.2 million. Net interest expense increased $5.0 million from the first quarter 1998 due to higher levels of debt resulting from more than $400 million of purchases of businesses and investments in ventures and increased capital spending during 1998. Excess pension income increased to $16.1 million in the first quarter 1999 compared to $10.6 million in the same 1998 period due to higher pension assets as a result of strong investment performance during 1998.

Special Items

   In the 1999 first quarter, special items reduced net income by $4.4 million, or $0.02 per diluted share. These items, net of taxes, included start-up costs of $2.2 million, or $0.01 per share, in the Specialty Metals Segment associated with recently completed strategic capital investments, operating losses on businesses sold during the quarter of $1.6 million, or $0.01 per share, and costs of $0.6 million related to the previously announced proposed spin-offs of the Aerospace and Electronics and the Consumer Segments into two freestanding public companies.

   Non-recurring events resulted in an after-tax charge of $40.9 million, or $0.21 per diluted share in the 1998 first quarter. These events included deal costs of $10.3 million, or $0.05 per share, related to the acquisition of OREMET, along with charges of $3.5 million, or $0.02 per share, for a planned salaried workforce reduction related to integrating the operations of OREMET and Wah Chang. Also, Allegheny Ludlum recorded a $7.4 million charge, or $0.04 per share, due to a salaried workforce reduction. In addition, costs of $19.7 million, or $0.10 per share, relating to the Specialty Metals Segment were recorded associated with exiting certain product lines and asset impairments resulting from recently completed capital expenditure programs.

Transformation and Reconfiguration Initiatives

  In early April 1999, the Company submitted a request for a private letter ruling to the Internal Revenue Service with respect to the tax-free nature of the two proposed spin-offs.

New Accounting Pronouncements

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

Income Taxes

  The Company's first quarter 1999 effective tax rate was 35.0 percent, compared to 41.1 percent for the same period in 1998. This lower rate reflects the impact of non-deductible merger and restructuring charges in the first quarter of 1998 and benefits from federal and state tax planning initiatives.

Financial Condition and Liquidity
---------------------------------

    Working capital decreased to $695.6 million at March 31, 1999, compared to $742.2 million at December 31, 1998. The current ratio decreased to 2.1 from 2.2 in this same period. The decrease in working capital was primarily due to lower inventories and higher short-term debt and current portion of long-term debt offset by higher receivables and lower accrued liabilities balances.

    In the first quarter of 1999, cash generated from operations of $69.4 million, proceeds from the net increase in debt of $14.1 million and proceeds from the sale of businesses and investments of $5.8 million were used to repurchase shares for $52.2 million, pay dividends of $31.1 million, and invest $25.2 million in capital equipment and business expansion. Cash transactions plus cash on hand at the beginning of the year resulted in a cash position of $57.5 million at March 31, 1999. Capital expenditures for 1999 are expected to approximate $128 million, of which $24.1 million were spent during the first three months of 1999.

  On October 1, 1998, the Company's Board of Directors authorized a stock repurchase program to acquire up to 20 million shares of Allegheny Teledyne's common stock. The shares may be purchased from time-to-time in the open market. During the first quarter of 1999, the Company repurchased 2.6 million shares at a cost of $52.2 million. From the inception of the share repurchase program through May 12, 1999, the Company has repurchased a total of approximately 5.8 million shares at a cost of $118.0 million.

    On May 13, 1999, the Board of Directors declared a regular quarterly dividend of $0.16 per share of common stock. The dividend is payable June 15, 1999 to shareholders of record at the close of business June 1, 1999.

    The Company believes that internally generated funds, current cash on hand and borrowing from existing credit lines will be adequate to meet foreseeable needs. The Company may choose, however, to issue additional debt depending on market conditions.

Other Matters
-------------

Environmental

   The Company is subject to federal, state and local environmental laws and regulations which require that it investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including sites at which the Company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, and comparable state laws. The Company is currently involved in the investigation and remediation of a number of sites under these laws. The Company's reserves for environmental investigation and remediation totaled approximately $31.7 million at March 31, 1999. Based on currently available information, management does not believe future environmental costs at sites with which the Company has been identified in excess of those accrued are likely to have a material adverse effect on the Company's financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period.

  With respect to proceedings brought under the federal Superfund laws, or similar state statutes, the Company has been identified as a potentially responsible party at approximately 34 such sites, excluding those at which it believes it has no future liability. The Company's involvement is very limited or de minimus at approximately 12 of these sites, and the potential loss exposure with respect to any of remaining 22 sites is not considered to be material.

   For additional discussion of environmental matters, see Note 7 to the consolidated financial statements of the Company.

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

   For additional discussion of government contract matters, see Note 7 to the consolidated financial statements of the Company.

Impact of the Introduction of the Euro

  The Company has continued to evaluate effects of the January 1, 1999 conversion and related transition by 11 member states of the European Union to a common currency, the "euro". The United Kingdom, where a significant portion of the Company's European operations is located, is not currently a participating country. Based on preliminary findings, the Company does not expect the euro conversion to have a material impact on the Company's results of operation or financial condition. Like other companies with European sales and operations, the Company anticipates that it will face wage and product pricing transparency issues in participating countries; however, the Company does not expect the resolution of these issues to have a material adverse effect on the Company. Additionally, while the Company expects to encounter some technical challenges to adapt information technology and other systems to accommodate euro-denominated transactions, it does not anticipate associated costs to be material. Mostly due to evolving business needs and continuing technological advances, the Company has been modifying and replacing its computer software and hardware at its European operations. The Company believes that the euro conversion will not have a material adverse effect on its foreign currency activities described below.

Year 2000 Readiness Disclosure

  Over the past several years, the Company has put in place management task forces at its operating companies to identify whether its computer systems, which include business computers, mill equipment and process control computers and other devices using a microprocessor, as well as telecommunication and payroll and employee benefit processing systems, would function properly with respect to dates in the Year 2000 and thereafter. These task forces report to the Executive Resource Information Committee, a senior management committee charged with reviewing and establishing priorities for information technology-related matters, including Year 2000 issues, and which reports to the Audit and Finance Committee of the Company's Board of Directors. Through these efforts, Year 2000 identification, solution development, testing and implementation initiatives, and contingency planning initiatives are in process at Allegheny Teledyne and each of the operating companies.

  In part as a result of its Year 2000 initiatives, but mostly due to evolving business needs and continuing technological advancements, the Company has been modifying and replacing portions of its computer software and hardware systems. The Company estimates, based on dollars expended, that installation of solutions to identified Year 2000 issues relating to its information technology systems is approximately 95 percent complete. While the Company estimates that based on dollars expended, about 95 percent of solutions have been implemented for its non-information technology systems, the Company continues to work to resolve various manufacturing-related Year 2000 issues. The Company continues to target having substantially all internal solutions relating to Year 2000 functionality of its computer systems developed and implemented by June 1999. This targeted completion date depends, however, on numerous assumptions, including continued availability of trained personnel in this area.

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

  Based upon internal assessments, formal communications with suppliers and customers with which the Company exchanges electronic data, and work completed to date, the Company believes that Year 2000 issues should not pose significant operational problems or have a material impact on the Company's consolidated financial position, results of operations or cash flow. A failure of third party vendors or customers to be Year 2000 ready, however, could adversely affect these beliefs and is not quantifiable. Such failure could have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow in a given period, but probably not over the long-term. The most reasonably likely worst case scenario of failure by the Company or its suppliers or customers to resolve Year 2000 problems would be a temporary slowdown or cessation of manufacturing operations at one or more of the Company's facilities and a temporary inability on the part of the Company to timely process orders and to deliver finished products to customers. Delays in meeting customers' orders would affect the timing of billings to and payments received from customers in respect of orders and could result in other liabilities. Customers' Year 2000 problems could also delay the timing of payments to the Company for orders. Efforts continue to be underway to identify contingency plans should unplanned situations arise as a result of January 1, 2000.

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

Forward-Looking Statements

   From time to time the Company has made and may continue to make forward-looking statements. Certain forward-looking statements are contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 7 to the consolidated financial statements of the Company, including statements concerning the anticipated effects of the proposed strategic transformation and dispositions by the Company, completed acquisitions, further cost reduction efforts, new material costs, capital spending plans, adequacy of available funds to meet foreseeable needs, anticipated effects of the euro conversion, anticipated expenditures to address and the impact of Year 2000-computer-systems issues, the Company's use of financial derivative instruments, the outcome of any government inquiries, litigation or other future proceedings related to government contract or other matters, and environmental costs. These statements are based on current expectations that involve a number of risks and uncertainties, including those described above under the captions "Other Matters - Environmental" and "Other Matters - Government Contracts" and elsewhere herein. Completion of the proposed spin-offs and public offerings and achieving anticipated results involve inherent uncertainties, including those related to whether legal, financial and other considerations can be successfully resolved. In addition, realization of the anticipated benefits of such proposed strategic transactions, as well as the Company's completed acquisitions, including OREMET, Allvac-SMP and the Bethlehem agreements, could take longer than expected and implementation difficulties, market factors and further deterioration in domestic or global economic conditions could alter the anticipated benefits. Actual results may differ materially from the results anticipated in the forward-looking statements. Additional risk factors are described from time to time in the Company's filings with the Securities and Exchange Commission, including its Report on Form 10-K for the year ended December 31, 1998. The Company assumes no duty to update its forward-looking statements.

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

   As part of its risk management strategy, the Company purchases exchange-traded futures contracts to manage exposure to changes in nickel prices, a component of raw material cost for some of the specialty metals companies. The nickel futures contracts obligate the Company to make or receive a payment equal to the net change in value of the contract at its maturity. Some of these contracts can be designated as hedges of the Company's firm sales commitments and are short-term in nature to correspond to the commitment period. The gains and losses on these contracts are deferred and recognized in earnings when realized as an adjustment to cost of goods sold. Historically, the Company has not closed any significant contracts prior to the execution of the underlying sale transaction, nor have any of the underlying sales transactions failed to occur which resulted in a material adverse effect on the Company.

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

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits - The following exhibits are filed herewith:

                4 Third Amendment to Credit Agreement dated as of March 30, 1999, to certain Credit Agreement dated as of August 30, 1996, as amended by the First Amendment dated as of August 31, 1997, and the Second Amendment dated as of March 24, 1998.

               27     Financial data schedule.

        (b) The Registrant did not file any Current Reports on Form 8-K during the quarter for which this report is filed.

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


                                    Allegheny Teledyne Incorporated
                                            (Registrant)

                                        /s/ James L. Murdy
Date: May 14, 1999                  By______________________________________
                                      James L. Murdy
                                      Executive Vice President, Finance and
                                         Administration and Chief Financial
                                         Officer
                                      (Duly Authorized Officer)

                                        /s/ Dale G. Reid
Date: May 14, 1999                  By______________________________________
                                      Dale G. Reid
                                      Vice President - Controller and Chief
                                         Accounting Officer
                                      (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.   Description
----------    ------------
   4 Third Amendment to Credit Agreement dated as of March 30, 1999, to certain Credit Agreement dated as of August 30, 1996, as amended by the First Amendment dated as of August 31, 1997, and the Second Amendment dated as of March 24, 1998.

   27           Financial Data Schedule for Three Months Ended March 31, 1999.