Form 10-K/A
period 1998-12-31
ALLEGHENY TELEDYNE INC
filed 1999-06-30
CIK 1018963

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

         Indicate by check mark if disclosure of delinquent files pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

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

                       Documents Incorporated By Reference


         Selected portions of the 1998 Annual Report to Stockholders ("1998 Annual Report") - Part I, Part II and Part IV of this Report.

         Selected portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders - Part III of this Report. The information included in the Proxy Statement as required by paragraphs (k) and (l) of Item 402 of Regulation S-K is not incorporated by reference in this Form 10-K/A (Amendment No. 1).

         EXPLANATORY NOTE: Pursuant to this Form 10-K/A (Amendment No. 1) ("Amendment No. 1"), Allegheny Teledyne Incorporated (the "Registrant" or the "Company") amends and restates in its entirety "Item 8. Financial Statements and Supplementary Data" of Part II and "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" of
         Part IV of its Annual Report on Form 10-K for the year ended December 31, 1998 ("1998 Form 10-K"), in order to file in accordance with Rule 15d-21 under the Exchange Act, financial statements required by Form 11-K for the following plans: (1) Allegheny Ludlum Retirement Savings Plan; (2) 401(k) Savings Account Plan for Employees of the Washington Plant; (3) Savings and Security Plan of the Lockport and Waterbury Facilities of Allegheny Ludlum Corporation; (4) Allegheny Ludlum Corporation Personal Retirement and 401(k) Savings Account Plan; (5) Teledyne 401(k) Plan; and (6) Oregon Metallurgical Corporation Savings Plan.


"Item 8. Financial Statements and Supplementary Data" of Part II of the 1998 Form 10-K is hereby amended and restated in its entirety to read as follows:

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements and Notes to Consolidated Financial Statements listed in Item 14(a)(1) are incorporated by reference from pages 30 to 51 of the 1998 Annual Report.

         The following financial statements are filed by the Company with respect to the following plans in accordance with Rule 15d-21 under the Exchange
Act:

                  Plan                                                  Page No.
                  ----                                                  --------

Allegheny Ludlum Retirement Savings Plan...............................     4

401(k) Savings Account Plan for
Employees of the Washington Plant......................................    23

Savings and Security Plan of the
Lockport and Waterbury Facilities
of Allegheny Ludlum Corporation........................................    40

Allegheny Ludlum Corporation Personal
Retirement and 401(k) Savings Account Plan.............................    60

Teledyne 401(k) Plan...................................................    78

Oregon Metallurgical Corporation Savings Plan..........................    92

                          Audited Financial Statements

                                Allegheny Ludlum
                             Retirement Savings Plan

                     Years ended December 31, 1998 and 1997
                       with Report of Independent Auditors

                    Allegheny Ludlum Retirement Savings Plan

                          Audited Financial Statements

                     Years ended December 31, 1998 and 1997




                                    CONTENTS

Report of Independent Auditors .............................................6

Audited Financial Statements

Statement of Net Assets Available for Benefits, with Fund Information as of December 31, 1998 .................................................7
Statement of Net Assets Available for Benefits, with Fund Information as of December 31, 1997 .................................................8
Statement of Changes in Net Assets Available for Benefits, with Fund
   Information, Year ended December 31, 1998................................9
Statement of Changes in Net Assets Available for Benefits, with Fund
   Information, Year ended December 31, 1997...............................10
Notes to Financial Statements .............................................11


Supplemental Schedules

Line 27a--Schedule of Assets Held for Investment Purposes .................20
Line 27d--Schedule of Reportable Transactions..............................22

                         Report of Independent Auditors


Personnel and Compensation Committee
Allegheny Ludlum Corporation

We have audited the accompanying statements of net assets available for benefits of the Allegheny Ludlum Retirement Savings Plan as of December 31, 1998 and 1997, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Allegheny Ludlum Retirement Savings Plan at December 31, 1998 and 1997, and the changes in its net assets available for benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedules of assets held for investment purposes as of December 31, 1998, and reportable transactions for the year then ended, are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the financial statements. The Fund Information in the statements of net assets available for benefits and the statements of changes in net assets available for benefits is presented for purposes of additional analysis rather than to present the net assets available for benefits and changes in net assets available for benefits of each fund. The supplemental schedules and Fund Information have been subjected to the auditing procedures applied in our audit of the financial statements and, in our opinion, are fairly stated in all material respects in relation to the financial statements taken as a whole.

                                           /s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
June 11, 1999

                    Allegheny Ludlum Retirement Savings Plan

      Statement of Net Assets Available for Benefits, with Fund Information

                                December 31, 1998


                                DREYFUS           DREYFUS             DREYFUS
                               LIFESTYLE         LIFESTYLE           LIFESTYLE        ALLIANCE              FIXED
                               GROWTH AND         GROWTH              INCOME           EQUITY              INCOME
                              INCOME FUND          FUND                FUND             FUND                FUND
                            ----------------------------------------------------------------------------------------------
ASSETS
Investments:
   Interest in
     Allegheny Ludlum
     Corporation
     Master Trusts          $          --      $          --     $          --      $  38,128,531      $  87,165,844
   Interest in
     registered
     investment company                --                 --                --                 --                 --
   Interest in common
     collective trusts         20,612,832          7,043,546         2,265,859                 --                 --
Participant notes
   receivable                          --                 --                --                 --                 --
Other                                  --                 --                --                 --                 --
Other (payables)
   receivables                    (95,293)            38,623           (34,511)          (415,472)          (104,171)
                            ----------------------------------------------------------------------------------------------
Net assets available
   for benefits             $  20,517,539      $   7,082,169     $   2,231,348      $  37,713,059      $  87,061,673
                            ==============================================================================================


                                                  DREYFUS
                              ALLEGHENY            SMALL             DREYFUS
                              TELEDYNE            COMPANY         INTERNATIONAL       COMPANY             SELF-
                             DISCIPLINED           VALUE              VALUE            STOCK            DIRECTED
                             STOCK FUND            FUND               FUND             FUND               FUND
                            --------------------------------------------------------------------------------------------
ASSETS
Investments:
   Interest in
     Allegheny Ludlum
     Corporation
     Master Trusts          $  35,230,900      $          --     $          --     $  22,853,067      $          --
   Interest in
     registered
     investment company                --         10,425,125         3,097,947                --          1,237,357
   Interest in common
     collective trusts                 --                 --                --                --                 --
Participant notes
   receivable                          --                 --                --                --                 --
Other                                  --                 --                --                --             29,124
Other (payables)
   receivables                    (84,271)           104,499            46,454           (28,619)                --
                            --------------------------------------------------------------------------------------------
Net assets available
   for benefits             $  35,146,629      $  10,529,624     $   3,144,401     $  22,824,448      $   1,266,481
                            ============================================================================================


                             PARTICIPANT
                                LOANS             TOTAL
                            --------------------------------
ASSETS
Investments:
   Interest in
     Allegheny Ludlum
     Corporation
     Master Trusts          $          --     $ 183,378,342
   Interest in
     registered
     investment company                --        14,760,429
   Interest in common
     collective trusts                 --        29,922,237
Participant notes
   receivable                   3,749,111         3,749,111
Other                                  --            29,124
Other (payables)
   receivables                      5,673          (567,088)
                            --------------------------------
Net assets available
   for benefits             $   3,754,784     $ 231,272,155
                            ================================


See accompanying notes.

                    Allegheny Ludlum Retirement Savings Plan

      Statement of Net Assets Available for Benefits, with Fund Information

                                December 31, 1997


                                DREYFUS           DREYFUS           DREYFUS
                               LIFESTYLE         LIFESTYLE         LIFESTYLE        ALLIANCE             FIXED
                               GROWTH AND         GROWTH            INCOME           EQUITY             INCOME
                              INCOME FUND          FUND              FUND             FUND               FUND
                            ----------------------------------------------------------------------------------------------
ASSETS
Investments:
   Interest in
     Allegheny Ludlum
     Corporation
     Master Trusts          $  18,995,349     $   4,156,514     $   1,492,055     $  49,094,068     $  99,746,033
   Interest in
     registered
     investment company                --                --                --                --                --
Participant notes
   receivable                          --                --                --                --                --
Other                                  --                --                --                --                --
                            ----------------------------------------------------------------------------------------------
Net assets available
   for benefits             $  18,995,349     $   4,156,514     $   1,492,055     $  49,094,068     $  99,746,033
                            ==============================================================================================


                                                 DREYFUS
                                                  SMALL             DREYFUS
                               DREYFUS           COMPANY         INTERNATIONAL       COMPANY            SELF-
                             DISCIPLINED          VALUE              VALUE            STOCK           DIRECTED
                             STOCK FUND           FUND               FUND             FUND              FUND
                            -------------------------------------------------------------------------------------------
ASSETS
Investments:
   Interest in
     Allegheny Ludlum
     Corporation
     Master Trusts          $          --     $          --     $          --     $  27,656,220     $          --
   Interest in
     registered
     investment company        27,858,603        15,446,354         2,964,614                --           340,241
Participant notes
   receivable                          --                --                --                --                --
Other                                  --                --                --                --           (30,000)
                            -------------------------------------------------------------------------------------------
Net assets available
   for benefits             $  27,858,603     $  15,446,354     $   2,964,614     $  27,656,220     $     310,241
                            ===========================================================================================


                             PARTICIPANT
                                LOANS             TOTAL
                            --------------------------------
ASSETS
Investments:
   Interest in
     Allegheny Ludlum
     Corporation
     Master Trusts          $          --     $ 201,140,239
   Interest in
     registered
     investment company                --        46,609,812
Participant notes
   receivable                   4,367,721         4,367,721
Other                                  --           (30,000)
                            --------------------------------
Net assets available
   for benefits             $   4,367,721     $ 252,087,772
                            ================================


See accompanying notes.

                    Allegheny Ludlum Retirement Savings Plan

Statement of Changes in Net Assets Available for Benefits, with Fund Information

                          Year ended December 31, 1998


                                 DREYFUS             DREYFUS          DREYFUS
                                LIFESTYLE           LIFESTYLE        LIFESTYLE          ALLIANCE             FIXED
                               GROWTH AND            GROWTH           INCOME             EQUITY             INCOME
                               INCOME FUND            FUND             FUND               FUND               FUND
                             ----------------------------------------------------------------------------------------------
Additions:
   Contributions:
     Employer                $     753,484      $     363,687     $     102,129      $   1,897,236      $   3,311,379
     Employee                      618,058            333,937            88,607          1,458,599          2,197,227
   Investment income:
     Net gain (loss)
       from interest in
       Allegheny Ludlum
       Corporation
       Master Trusts             1,375,578            441,132           101,399         (1,744,436)         6,577,957
     Net gain (loss)
       from interest in
       registered
       investment
       companies                        --                 --                --                 --                 --
     Net gain from
       common interest
       in collective
       trusts                    2,167,257            726,497           157,406                 --                 --
     Interest income                    --                 --                --                 --                 --
     Other income (loss)             3,643                955              (247)              (763)             3,285
     Transfers in from
       outside of Plan             312,833            204,551                --            176,557            206,138
     Interfund transfers          (253,340)         1,454,628         1,080,791         (7,866,805)         6,926,458
                             ----------------------------------------------------------------------------------------------
Total additions                  4,977,513          3,525,387         1,530,085         (6,079,612)        19,222,444
Deductions:
   Distributions to
     participants                3,455,323            599,728           790,784          5,301,355         31,906,541
   Administrative
     expenses                           --                  4                 8                 42                263
                             ----------------------------------------------------------------------------------------------
Total deductions                 3,455,323            599,732           790,792          5,301,397         31,906,804
                             ----------------------------------------------------------------------------------------------
Net additions
   (deductions)                  1,522,190          2,925,655           739,293        (11,381,009)       (12,684,360)
Net assets available
   for benefits at
   beginning of year            18,995,349          4,156,514         1,492,055         49,094,068         99,746,033
                             ----------------------------------------------------------------------------------------------
Net assets available
   for benefits at end
   of year                   $  20,517,539      $   7,082,169     $   2,231,348      $  37,713,059      $  87,061,673
                             ==============================================================================================


                                                     DREYFUS
                               ALLEGHENY              SMALL           DREYFUS
                               TELEDYNE              COMPANY       INTERNATIONAL           COMPANY            SELF-
                              DISCIPLINED             VALUE            VALUE                STOCK           DIRECTED
                              STOCK FUND              FUND             FUND                 FUND              FUND
                             ----------------------------------------------------------------------------------------------
Additions:
   Contributions:
     Employer                $   1,417,870      $     735,018      $     202,162      $     430,142      $          --
     Employee                    1,166,369            597,598            155,845            376,066                 --
   Investment income:
     Net gain (loss)
       from interest in
       Allegheny Ludlum
       Corporation
       Master Trusts             3,662,203                 --                 --         (3,941,336)                --
     Net gain (loss)
       from interest in
       registered
       investment
       companies                 3,180,359         (1,003,817)           269,959                 --            142,045
     Net gain from
       common interest
       in collective
       trusts                           --                 --                 --                 --                 --
     Interest income                    --                 --                 --                 --                 --
     Other income (loss)           (17,366)            (2,921)              (254)             2,496                 --
     Transfers in from
       outside of Plan             983,304                 --             99,438            185,261                 --
     Interfund transfers         1,511,346         (3,750,226)            21,801            663,451            814,195
                             ----------------------------------------------------------------------------------------------
Total additions                 11,904,085         (3,424,348)           748,951         (2,283,920)           956,240
Deductions:
   Distributions to
     participants                4,615,901          1,492,315            569,164          2,547,844                 --
   Administrative
     expenses                          158                 67                 --                  8                 --
                             ----------------------------------------------------------------------------------------------
Total deductions                 4,616,059          1,492,382            569,164          2,547,852                 --
                             ----------------------------------------------------------------------------------------------
Net additions
   (deductions)                  7,288,026         (4,916,730)           179,787         (4,831,772)           956,240
Net assets available
   for benefits at
   beginning of year            27,858,603         15,446,354          2,964,614         27,656,220            310,241
                             ----------------------------------------------------------------------------------------------
Net assets available
   for benefits at end
   of year                   $  35,146,629      $  10,529,624      $   3,144,401      $  22,824,448      $   1,266,481
                             ==============================================================================================


                              PARTICIPANT
                                 LOANS               TOTAL
                             ---------------------------------
Additions:
   Contributions:
     Employer                $          --      $   9,213,107
     Employee                           --          6,992,306
   Investment income:
     Net gain (loss)
       from interest in
       Allegheny Ludlum
       Corporation
       Master Trusts                    --          6,472,497
     Net gain (loss)
       from interest in
       registered
       investment
       companies                        --          2,588,546
     Net gain from
       common interest
       in collective
       trusts                           --          3,051,160
     Interest income               377,538            377,538
     Other income (loss)                --            (11,172)
     Transfers in from
       outside of Plan              40,632          2,208,714
     Interfund transfers          (602,299)                --
                             ---------------------------------
Total additions                   (184,129)        30,892,696
Deductions:
   Distributions to
     participants                  428,808         51,707,763
   Administrative
     expenses                           --                550
                             ---------------------------------
Total deductions                   428,808         51,708,313
                             ---------------------------------
Net additions
   (deductions)                   (612,937)       (20,815,617)
Net assets available
   for benefits at
   beginning of year             4,367,721        252,087,772
                             ---------------------------------
Net assets available
   for benefits at end
   of year                   $   3,754,784      $ 231,272,155
                             =================================


See accompanying notes.

                    Allegheny Ludlum Retirement Savings Plan

Statement of Changes in Net Assets Available for Benefits, with Fund Information

                          Year ended December 31, 1997


                                 DREYFUS             DREYFUS          DREYFUS
                                LIFESTYLE           LIFESTYLE        LIFESTYLE          ALLIANCE             FIXED
                               GROWTH AND            GROWTH           INCOME             EQUITY             INCOME
                               INCOME FUND            FUND             FUND               FUND               FUND
                             ----------------------------------------------------------------------------------------------
Additions:
   Contributions:
     Employer                $     702,727     $     249,631     $      62,837     $   2,004,482      $   3,677,232
     Employee                      565,903           183,655            47,169         1,510,645          2,153,794
   Investment income:
     Net gain from
       interest in
       Allegheny Ludlum
       Corporation
       Master Trusts             3,216,461           728,854           122,079        11,149,275          6,587,944
     Net gain from
       interest in
       registered
       investment
       companies                        --                --                --                --                 --
     Interest income                    --                --                --                --              1,396
     Interfund transfers           243,216         1,525,897           907,445        (7,998,026)        (7,564,050)
                             ----------------------------------------------------------------------------------------------
Total additions                  4,728,307         2,688,037         1,139,530         6,666,376          4,856,316
Deductions:
   Distributions to
     participants                  612,897           143,344            86,663         2,111,534          9,234,509
   Administrative
     expenses                           --                --                --                --                 --
                             ----------------------------------------------------------------------------------------------
Total deductions                   612,897           143,344            86,663         2,111,534          9,234,509
                             ----------------------------------------------------------------------------------------------
Net additions
   (deductions)                  4,115,410         2,544,693         1,052,867         4,554,842         (4,378,193)
Net assets available
   for benefits at
   beginning of year            14,879,939         1,611,821           439,188        44,539,226        104,124,226
                             ----------------------------------------------------------------------------------------------
Net assets available
   for benefits at end
   of year                   $  18,995,349     $   4,156,514     $   1,492,055     $  49,094,068      $  99,746,033
                             ==============================================================================================


                                                     DREYFUS
                                                      SMALL           DREYFUS
                                DREYFUS              COMPANY       INTERNATIONAL           COMPANY            SELF-
                              DISCIPLINED             VALUE            VALUE                STOCK           DIRECTED
                              STOCK FUND              FUND             FUND                 FUND              FUND
                             ----------------------------------------------------------------------------------------------
Additions:
   Contributions:
     Employer                $   1,145,475     $     625,035     $     160,574     $     398,923      $          --
     Employee                      964,562           566,507           134,766           311,109                 --
   Investment income:
     Net gain from
       interest in
       Allegheny Ludlum
       Corporation
       Master Trusts                    --                --                --         3,977,292                 --
     Net gain from
       interest in
       registered
       investment
       companies                 5,946,391         2,345,108            89,494                --             28,693
     Interest income                    --                --                --                --                 --
     Interfund transfers         6,009,014         8,238,142         1,802,110        (3,514,614)           281,730
                             ----------------------------------------------------------------------------------------------
Total additions                 14,065,442        11,774,792         2,186,944         1,172,710            310,423
Deductions:
   Distributions to
     participants                  601,963           224,750            19,788         1,333,961                 --
   Administrative
     expenses                           --                --                --                --                182
                             ----------------------------------------------------------------------------------------------
Total deductions                   601,963           224,750            19,788         1,333,961                182
                             ----------------------------------------------------------------------------------------------
Net additions
   (deductions)                 13,463,479        11,550,042         2,167,156          (161,251)           310,241
Net assets available
   for benefits at
   beginning of year            14,395,124         3,896,312           797,458        27,817,471                 --
                             ----------------------------------------------------------------------------------------------
Net assets available
   for benefits at end
   of year                   $  27,858,603     $  15,446,354     $   2,964,614     $  27,656,220      $     310,241
                             ==============================================================================================


                              PARTICIPANT
                                 LOANS               TOTAL
                             ---------------------------------
Additions:
   Contributions:
     Employer                $          --     $   9,026,916
     Employee                           --         6,438,110
   Investment income:
     Net gain from
       interest in
       Allegheny Ludlum
       Corporation
       Master Trusts                    --        25,781,905
     Net gain from
       interest in
       registered
       investment
       companies                        --         8,409,686
     Interest income               377,707           379,103
     Interfund transfers            69,136                --
                             ---------------------------------
Total additions                    446,843        50,035,720
Deductions:
   Distributions to
     participants                       --        14,369,409
   Administrative
     expenses                           --               182
                             ---------------------------------
Total deductions                        --        14,369,591
                             ---------------------------------
Net additions
   (deductions)                    446,843        35,666,129
Net assets available
   for benefits at
   beginning of year             3,920,878       216,421,643
                             ---------------------------------
Net assets available
   for benefits at end
   of year                   $   4,367,721     $ 252,087,772
                             =================================


See accompanying notes.

                    Allegheny Ludlum Retirement Savings Plan

                          Notes to Financial Statements

                                December 31, 1998


1. SIGNIFICANT ACCOUNTING POLICIES

Investments are stated at fair value determined as follows:

       The Company Stock Fund consists of investments in Allegheny Teledyne Incorporated (Allegheny Teledyne) common stock and is stated at the quoted market price as listed on the New York Stock Exchange.

       The Fixed Income Fund is stated at cost plus net earnings, which approximates market value and is provided by the Plan's trustee.

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

2. DESCRIPTION OF THE PLAN

The Allegheny Ludlum Retirement Savings Plan (the Plan) is a defined contribution plan and is subject to the provisions of the Employee Retirement Income Security Act of 1974. Allegheny Ludlum Corporation (ALC) is a wholly owned subsidiary of Allegheny Teledyne.

Depending on participants' years of service, participants can defer between 1% and 14%, subject to Internal Revenue Service limitations, of their eligible wages, including profit sharing awards, and contribute them to the Plan. ALC contributes 6.5% of participants' monthly pensionable earnings, as described in the Plan, and in addition contributes $43.34 per month per participant.

The investment options provided by the Plan are as follows:

       Dreyfus Lifestyle Growth and Income Fund--invests in equity and fixed income securities and may invest up to 15% of its assets in international securities.

       Dreyfus Lifestyle Growth Fund--invests in equity and fixed income securities and may invest up to 25% of its assets in international securities.

                    Allegheny Ludlum Retirement Savings Plan

2. DESCRIPTION OF THE PLAN (CONTINUED)

       Dreyfus Lifestyle Income Fund--consists of common stock, fixed income securities and short-term money market instruments.

       Alliance Equity Fund--consists of common stock.

       Fixed Income Fund--consists of amounts invested in insurance companies or other financial institutions under an agreement with repayment in full, plus interest at a fixed rate.

       Allegheny Teledyne Disciplined Stock Fund--invests in equity securities and may invest up to 20% of its assets in high quality money market accounts. Effective November 1, 1998, the Dreyfus Disciplined Stock Fund changed from a mutual fund to a separate account structure, and will be known as the Allegheny Teledyne Disciplined Stock Fund. Investment objective and strategy remain the same.

       Dreyfus Small Company Value Fund--invests primarily in small company equities, and to a limited degree, in bonds and money market instruments.

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

Under certain provisions of the Plan, contributions by the Plan Sponsor, which have been allocated to the accounts of the participants, may be subject to forfeiture upon participants' termination of employment. Such forfeitures will be used to reduce future contributions by the employer. Employer contributions allocated to a participant's account become fully vested after a participant completes five full years of service. Employee contributions and the fixed dollar retirement contributions are fully vested at all times.

                    Allegheny Ludlum Retirement Savings Plan

2. DESCRIPTION OF THE PLAN (CONTINUED)

Active employees can borrow up to 50% of their vested account balances minus any outstanding loans. The loan amounts are further limited to a minimum of $1,000 and a maximum of $50,000, and an employee can obtain no more than three loans at one time. Interest rates are determined based on commercially accepted criteria, and payment schedules vary based on the type of the loan. General purpose loans are repaid over 12 to 60 months, and primary residence loans are repaid over periods up to 180 months. Payments are made by payroll deductions.

In the event that the Plan is partially or completely terminated, or the Plan Sponsor permanently discontinues making contributions, all amounts credited to the accounts of the affected participants become fully vested and nonforfeitable.

Further information about the Plan, including eligibility, vesting, contributions, and withdrawals, is contained in the Summary Plan Description and related contracts. Copies of this Summary Plan Description are available from the Allegheny Teledyne Personnel and Compensation Committee.

3. INVESTMENTS

As of December 31, 1998, the Plan is a participant in the ALC Fixed Income Master Trust, the ALC Alliance Equity Master Trust, the ALC ATI Common Stock Master Trust, and the ALC Dreyfus Disciplined Stock Fund Master Trust. During 1998, the Dreyfus Lifestyle Growth and Income Fund, the Dreyfus Lifestyle Growth Fund, and the Dreyfus Lifestyle Income Fund were reclassified as common collective trusts from master trusts while the Allegheny Teledyne Disciplined Stock Fund was reclassified to a master trust from the Dreyfus Disciplined Stock Fund, a registered investment company. The Plan's participating interests in these master trusts as of December 31, 1998 and 1997 were as follows:

                                                                                1998                  1997
                                                                        --------------------------------------------
ALC Fixed Income Master Trust                                                  68.81%                73.72%
ALC Alliance Equity Master Trust                                               80.47%                81.57%
ALC ATI Common Stock Master Trust                                              70.95%                77.65%
ALC Lifestyle Growth Fund Master Trust                                            --%                81.23%
ALC Lifestyle Income Fund Master Trust                                            --%                81.72%
ALC Lifestyle Growth and Income Fund Master Trust                                 --%                83.53%
Allegheny Teledyne Disciplined Stock Fund Master Trust                         81.55%                   --%

                    Allegheny Ludlum Retirement Savings Plan

3. INVESTMENTS (CONTINUED)

The composition of the net assets of the ALC Fixed Income Master Trust at December 31, 1998 and 1997 was as follows:

                                                        1998               1997
                                                -------------------------------------
Guaranteed investment contracts:
   Confederation Life Insurance Company           $       2,575      $      29,118
   Continental Assurance Company                             --          6,718,924
   John Hancock Life Insurance Company                5,100,000          2,600,000
   Life Insurance Company of Virginia                        --          8,725,219
   New York Life Insurance Company                   13,258,607         15,169,828
   Pacific Mutual Life Insurance Company              6,167,430          5,793,190
   Peoples Security Life Insurance Company           10,367,671         11,038,629
   Prudential Insurance Company                              --          6,144,220
   Southland Life Insurance Company                  10,752,479         16,288,645
   Transamerica Occidental                           11,296,810         10,936,663
   Sun America, Inc.                                  3,000,000                 --
   Business Mens Assurance Company of America         2,505,536                 --
   Protective Life Insurance Company                  3,002,482                 --
   Safeco Life Insurance                              3,000,000                 --
                                                -------------------------------------
                                                     68,453,590         83,444,436
Synthetic contracts:
   Caisse des Depots et Consignations                12,865,126          3,879,321
   Peoples Security Life Insurance Company            2,968,196          2,948,698
   Transamerica Occidental                           13,859,523         13,865,850
   Union Bank of Switzerland                          5,935,391          5,937,712
   Westdeutsche Landesbank Girozentrale              16,952,480         13,727,581
                                                -------------------------------------
                                                     52,580,716         40,359,162

Temporary short-term investments                      4,248,515         10,765,309
Accrued interest receivable                           1,443,795            733,753
Other payables                                          (88,501)            (6,169)
                                                -------------------------------------
Total net assets                                  $ 126,638,115      $ 135,296,491
                                                =====================================

In May 1997, the ALC Fixed Income Master Trust received approximately $4,500,000 related to the Confederation Life Insurance Company Guaranteed Investment Contract in accordance with the liquidation plan. Management is unable to determine additional amounts, if any, that will be received by the ALC Fixed Income Master Trust.

                    Allegheny Ludlum Retirement Savings Plan

3. INVESTMENTS (CONTINUED)

The composition of net assets of the ALC Alliance Equity Master Trust at December 31, 1998 and 1997 was as follows:

                                                                       1998              1997
                                                                 ----------------------------------
Investment in registered investment companies:
   Alliance Equity Fund S.A. #4 (6,966.434 and 865.194 shares,
     respectively)                                                 $ 47,408,255      $ 60,199,619
   Cash                                                                     117                90
   Operating payables                                                   (26,007)          (10,341)
                                                                 ----------------------------------
Total net assets                                                   $ 47,382,365      $ 60,189,368
                                                                 ==================================

The composition of net assets of the ALC ATI Common Stock Master Trust at December 31, 1998 and 1997 was as follows:

                                                                       1998              1997
                                                                 ----------------------------------
Allegheny Teledyne Incorporated common stock (1,544,975 and
   1,347,732 shares, respectively)                                 $ 31,575,427      $ 34,872,566
Receivables                                                             196,291             4,527
Short-Term Investment Fund                                              450,324           738,595
Operating payables                                                      (10,492)             (822)
                                                                 ----------------------------------
Total net assets                                                   $ 32,211,550      $ 35,614,866
                                                                 ==================================

The composition of assets of the ALC Lifestyle Growth Fund Master Trust at December 31, 1998 and 1997 was as follows:

                                                                       1998              1997
                                                                 ----------------------------------
Dreyfus Lifestyle Growth Fund                                      $         --      $ 5,117,053
Operating payables                                                           --               (5)
                                                                 ----------------------------------
                                                                   $         --      $ 5,117,048
                                                                 ==================================

The composition of assets of the ALC Lifestyle Income Fund Master Trust at December 31, 1998 and 1997 was as follows:

                                                                       1998              1997
                                                                 ----------------------------------
Dreyfus Lifestyle Income Fund                                      $         --      $ 1,825,632
Operating payables                                                           --               (2)
                                                                 ----------------------------------
                                                                   $         --      $ 1,825,630
                                                                 ==================================

                    Allegheny Ludlum Retirement Savings Plan

3. INVESTMENTS (CONTINUED)

The composition of assets of the ALC Lifestyle Growth and Income Fund Master Trust at December 31, 1998 and 1997 was as follows:

                                                                       1998              1997
                                                                 ----------------------------------
Dreyfus Lifestyle Growth and Income Fund                           $         --      $ 22,740,752
Receivables                                                                  --                56
                                                                 ----------------------------------
                                                                   $         --      $ 22,740,808
                                                                 ==================================

The composition of net assets of the Allegheny Teledyne Disciplined Stock Fund Master Trust at December 31, 1998 and 1997 was as follows:

                                                                       1998              1997
                                                                 ----------------------------------
Corporate common stock                                             $ 41,699,413      $         --
Noninterest-bearing cash                                                 (5,217)               --
Receivables                                                              58,761                --
Short-Term Investment Fund                                            1,499,311                --
Operating payables                                                      (51,809)               --
                                                                 ----------------------------------
Total net assets                                                   $ 43,200,459      $         --
                                                                 ==================================

                    Allegheny Ludlum Retirement Savings Plan

3. INVESTMENTS (CONTINUED)

The composition of the changes in net assets of the various master trusts is as follows:

                              ALC FIXED INCOME MASTER       ALC ALLIANCE EQUITY MASTER     ALC ATI COMMON STOCK MASTER
                                       TRUST                          TRUST                           TRUST
                            ---------------------------------------------------------------------------------------------
                                                               YEAR ENDED DECEMBER 31
                            ---------------------------------------------------------------------------------------------
                                1998           1997            1998            1997            1998            1997
                            ---------------------------------------------------------------------------------------------
Investment income (loss):
   Interest income (loss)    $  8,359,937  $  8,694,877     $        --     $        --      $      (113)   $    (1,554)
   Realized (loss) gain
     on sale of                        --            --              --              --         (620,712)     1,835,342
     investments
   Unrealized
     (depreciation)
     appreciation in fair
     value of investments              --            --              --              --       (5,308,345)     2,318,151
   Dividends                           --            --              --              --          934,022        837,662
   Net (loss) gain,
     registered
     investment companies              --            --      (2,106,215)     13,819,313               --             --
   Net gain, common
     collective trusts            408,717       468,281              --              --           41,352         73,411
Other income                        1,147         1,343              --              --               --             --
Administrative expenses          (191,163)     (189,938)       (237,876)       (211,873)         (24,196)       (27,286)
Transfers                     (17,237,014)  (15,337,329)    (10,462,912)     (6,981,034)       1,574,676     (4,894,605)
                            ---------------------------------------------------------------------------------------------
Net increase (decrease)        (8,658,376)   (6,362,766)    (12,807,003)      6,626,406       (3,403,316)       141,121
Total net assets at
   beginning of year          135,296,491   141,659,257      60,189,368      53,562,962       35,614,866     35,473,745
                            ---------------------------------------------------------------------------------------------
Total net assets at end
   of year                   $126,638,115  $135,296,491     $47,382,365     $60,189,368      $32,211,550    $35,614,866
                            =============================================================================================

                    Allegheny Ludlum Retirement Savings Plan

3. INVESTMENTS (CONTINUED)



                              ALC LIFESTYLE GROWTH          ALC LIFESTYLE INCOME        ALC LIFESTYLE GROWTH AND
                                FUND MASTER TRUST            FUND MASTER TRUST          INCOME FUND MASTER TRUST
                           ----------------------------------------------------------------------------------------
                                                           YEAR ENDED DECEMBER 31
                           ----------------------------------------------------------------------------------------
                                1998*          1997           1998*          1997          1998*          1997
                           ----------------------------------------------------------------------------------------
Investment income (loss):
   Interest income (loss)  $         --   $         --   $         --   $        105   $         --   $          1
   Realized gain on sale
     of investments                  --             --             --             --             --             --
   Unrealized
     appreciation in
     fair value of
     investments                     --             --             --             --             --             --
   Dividends                         --             --             --             --             --             --
   Net gain, common
     collective trusts          514,556        882,650        109,828        152,034      1,558,031      3,853,009
Other loss                          (14)            --             --             --            (10)            --
Administrative expenses             (94)          (116)           (34)           (38)          (229)            --
Transfers                    (5,631,496)     2,285,394     (1,935,424)     1,083,338    (24,298,600)       838,793
                           ----------------------------------------------------------------------------------------
Net increase (decrease)      (5,117,048)     3,167,928     (1,825,630)     1,235,439    (22,740,808)     4,691,803
Total net assets at
   beginning of year          5,117,048      1,949,120      1,825,630        590,191     22,740,808     18,049,005
                           ----------------------------------------------------------------------------------------
Total net assets at end
   of year                 $         --   $  5,117,048   $         --   $  1,825,630   $         --   $ 22,740,808
                           ========================================================================================


                               ALLEGHENY TELEDYNE
                             DISCIPLINED STOCK FUND
                                  MASTER TRUST
                           ------------------------
                            YEAR ENDED DECEMBER 31
                           ------------------------
                                 1998        1997
                           ------------------------
Investment income (loss):
   Interest income (loss)   $       (925)  $   --
   Realized gain on sale
     of investments              107,964       --
   Unrealized
     appreciation in
     fair value of
     investments               4,322,009       --
   Dividends                      87,868       --
   Net gain, common
     collective trusts            26,165       --
Other loss                            --       --
Administrative expenses          (51,809)      --
Transfers                     38,709,187       --
                           ------------------------
Net increase (decrease)       43,200,459       --
Total net assets at
   beginning of year                  --       --
                           ------------------------
Total net assets at end
   of year                  $ 43,200,459   $   --
                           ========================


*  Partial year only. Reclassified as common collective trusts.

The average yield for 1998 and 1997 for the ALC Fixed Income Master Trust was 6.55% and 6.57%, respectively. Credited interest rates on the contracts ranged from 5.13% to 8.18% and 5.60% to 8.18% for 1998 and 1997, respectively, and are determined at contract inception.

Interest, realized and unrealized gains and losses, and management fees from the master trusts are included in the net gain (loss) from interest in Allegheny Ludlum Corporation Master Trusts on the statement of changes in net assets available for benefits.

                    Allegheny Ludlum Retirement Savings Plan

4. INCOME TAX STATUS

The Plan has received a determination letter from the Internal Revenue Service dated July 23, 1996, stating that the Plan is qualified under Section 401(a) of the Internal Revenue Code of 1986 (the Code) and, therefore, the related trust is exempt from taxation. Once qualified, the Plan is required to operate in conformity with the Code to maintain its qualification. The plan administrator believes that the Plan is being operated in compliance with the applicable requirements of the Code and, therefore, believes that the Plan is qualified and the related trust is tax-exempt.

5. TRANSACTIONS WITH PARTIES-IN-INTEREST

Investment fees paid during the year for services rendered were based on customary and reasonable rates for such services.

6. YEAR 2000 READINESS DISCLOSURE (UNAUDITED)

The Plan Sponsor has determined that it will be necessary to take certain steps in order to ensure that the Plan's information systems are prepared to handle Year 2000 dates. The Plan Sponsor is taking a two-phase approach. The first phase addresses internal systems that must be modified or replaced to function properly. Internal resources are being utilized to upgrade or modify existing software applications, and test the software and equipment for the Year 2000 modifications. The Plan Sponsor believes that it has substantially completed this phase of the project. Costs associated with modifying software and equipment are not estimated to be significant and will be paid by the Plan Sponsor.

For the second phase of the project, plan management established formal communications with its third party service providers to determine that they have developed plans to address their own Year 2000 problems as they relate to the Plan's operations. All third party service providers have indicated that they expect to be Year 2000 compliant by mid-1999. If modification of data processing systems of either the Plan, the Plan Sponsor, or its service providers are not completed timely, the Year 2000 problem could have a material impact on the operations of the Plan. Plan management has not developed a contingency plan because they are confident that all material systems will be Year 2000 ready.

7. SUBSEQUENT EVENT

Effective July 1, 1999, the Plan will no longer offer the Dreyfus Small Company Value Fund as an investment option. The Dreyfus Emerging Leaders Fund will be offered to participants as a new investment option as of this date.

                    Allegheny Ludlum Retirement Savings Plan

                             EIN 25-1364894 Plan 004

            Line 27a--Schedule of Assets Held for Investment Purposes

                                December 31, 1998

                                                                                                         CURRENT
                     DESCRIPTION                             UNITS/SHARES            COST VALUE           VALUE
----------------------------------------------------------------------------------------------------------------------
Common Collective Trusts
------------------------
Dreyfus Lifestyle Growth and Income Fund*:
   Interest in Dreyfus Lifestyle Growth and
   Income Fund                                          1,319,441.510 shares         $18,553,762       $20,612,832

Dreyfus Lifestyle Growth Fund*:
   Interest in Dreyfus Lifestyle Growth Fund              396,724.803 shares           6,309,277         7,043,546

Dreyfus Lifestyle Income Fund*:
   Interest in Dreyfus Lifestyle Income Fund              171,183.496 shares           2,159,031         2,265,859
                                                                                 -------------------------------------
Total Common Collective Trusts                                                        27,022,070        29,922,237

Registered Investment Companies
-------------------------------
Dreyfus Small Company Value Fund*:
   Interest in Dreyfus Small Company Value Fund           527,854.405 shares          10,119,212        10,425,125

Dreyfus International Value Fund*:
   Interest in Dreyfus International Value Fund           204,620.016 shares           3,109,456         3,097,947

Self-Directed Fund:
   American Century Quantitative Equity Growth Fund         1,380.485 shares              30,643            31,351
   American Century 20th Century Ultra Fund                   300.726 shares              10,854            10,047
   Barron Asset Fund                                          834.709 shares              43,034            42,186
   Berger Small Cap Value Fund                              1,680.335 shares              31,474            32,464
   Dreyfus 100% U.S. Treasury Money Market Fund*          162,294.820 shares             162,295           162,295
   Dreyfus Appreciation Fund, Inc.*                           663.109 shares              20,405            27,897
   Dreyfus Technology Growth Fund*                          3,005.487 shares              50,245            62,364
   Fidelity Puritan Fund                                    1,218.333 shares              22,422            24,452
   Fidelity Low Priced Stock Fund                             508.686 shares              11,803            11,623
   Fidelity Growth & Income Fund                              318.998 shares              12,198            14,623
   Fidelity Dividend Growth Fund                              540.766 shares              12,221            15,536
   Fidelity Select Financial Services Portfolio                96.358 shares              10,109             9,504
   Fidelity Select Home Finance Portfolio                     190.367 shares              10,035             8,239
   Fidelity Select Biotechnology Portfolio                    305.157 shares              10,035            12,136
   Fidelity Select Brokerage and Investment Management        220.459 shares              10,035             8,481
   Fidelity Select Electronics Portfolio                      345.873 shares              11,853            16,104
   Fidelity Select Computer Portfolio                         207.383 shares              10,035            14,042
   Gabelli Global Interactive Couch Potato Fund               126.291 shares               2,091             2,146
   Gabelli Growth Fund                                      1,249.010 shares              41,182            44,215
   Invesco Health Science Portfolio                            42.852 shares               2,794             2,616
   Janus Growth and Income Fund                             1,500.554 shares              37,228            43,666
   Janus Worldwide Fund                                     2,622.608 shares             100,606           124,207
   Janus Twenty Fund                                        2,559.909 shares             111,708           136,443
   Janus Special Situations Fund                              607.227 shares               9,176            10,572
   Janus Overseas Fund                                      3,034.335 shares              55,706            60,929
   Janus Fund                                               1,193.072 shares              32,827            40,147
   Guardian Park Ave Fund                                     937.402 shares              46,508            48,632
   Phoenix Strategic Theme Fund Class A                       121.569 shares               2,002             1,980
   T. Rowe Price Equity Income Fund                           407.642 shares              10,843            10,729

                                                                                                         CURRENT
                     DESCRIPTION                             UNITS/SHARES            COST VALUE           VALUE
----------------------------------------------------------------------------------------------------------------------
   T. Rowe Price Mid-Cap Growth Fund                        1,196.476 shares              37,562            40,776
   T. Rowe Price Value Fund                                 1,813.642 shares              34,400            33,208
   Safeco Growth Fund                                         390.930 shares              10,035             8,874
   Strong American Utilities Fund                           4,178.117 shares              63,829            70,234
   Vanguard/Windsor II Portfolio                              173.899 shares               5,559             5,191
   Vanguard Index Trust 500 Portfolio                         433.947 shares              43,000            49,448
                                                                                 -------------------------------------
   Total Self-Directed Fund                                                            1,116,752         1,237,357
                                                                                 -------------------------------------
Total Registered Investment Companies                                                 14,345,420        14,760,429

Participant loans                                             8.75% to 9.50%                  --         3,749,111
                                                                                 -------------------------------------
                                                                                     $41,367,490       $48,431,777
                                                                                 =====================================


*Party-in-interest

                    Allegheny Ludlum Retirement Savings Plan

                             EIN 25-1364894 Plan 004

                  Line 27d--Schedule of Reportable Transactions

                          Year ended December 31, 1998


                                                                                       CURRENT
                                                                                       VALUE OF
                                                                                       ASSETS ON
                                       PURCHASE        SELLING          COST OF       TRANSACTION         NET
           DESCRIPTION                  PRICE           PRICE            ASSET           DATE            GAIN
------------------------------------------------------------------------------------------------------------------
Type (i) transactions:
   Dreyfus Disciplined Stock
     Fund                             $        --     $31,378,316     $27,898,261     $31,378,316     $ 3,480,055
   Dreyfus Lifestyle Growth
     and Income Fund                   20,277,990              --      20,277,990      20,277,990              --

Type (iii) transactions:
   Dreyfus Disciplined Stock Fund      16,957,031              --      16,957,031      16,957,031              --
   Dreyfus Disciplined Stock Fund              --      47,960,058      42,709,908      47,960,058       5,250,150
   Dreyfus Small Company Value
     Fund                               5,971,806              --       5,971,806       5,971,806              --
   Dreyfus Small Company Value
     Fund                                      --       9,993,746       9,986,738       9,993,746           7,008
   Dreyfus Lifestyle Growth and
     Income Fund                       22,349,396              --      22,349,396      22,349,396              --
   Dreyfus Lifestyle Growth and
     Income Fund                               --       3,903,821       3,795,634       3,903,821         108,187


There were no Type (ii) or (iv) transactions during the year ended December 31, 1998.

                          Audited Financial Statements

                           401(k) Savings Account Plan
                              for Employees of the
                                Washington Plant

                     Years ended December 31, 1998 and 1997
                       with Report of Independent Auditors

                           401(k) Savings Account Plan
                      for Employees of the Washington Plant

                          Audited Financial Statements

                     Years ended December 31, 1998 and 1997


                                    CONTENTS

Report of Independent Auditors ...........................................25

Audited Financial Statements

Statement of Net Assets Available for Benefits, with Fund
   Information as of December 31, 1998 ...................................26
Statement of Net Assets Available for Benefits, with Fund
   Information as of December 31, 1997 ...................................27
Statement of Changes in Net Assets Available for Benefits, with Fund
   Information, Year ended December 31, 1998 .............................28
Statement of Changes in Net Assets Available for Benefits, with Fund
   Information, Year ended December 31, 1997 .............................29
Notes to Financial Statements ............................................30


Supplemental Schedules

Line 27a--Schedule of Assets Held for Investment Purposes.................38
Line 27d--Schedule of Reportable Transactions.............................39

                         Report of Independent Auditors

The Plan Administrator
401(k) Savings Account Plan for Employees of the Washington Plant

We have audited the accompanying statements of net assets available for benefits of the 401(k) Savings Account Plan for Employees of the Washington Plant as of December 31, 1998 and 1997, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the 401(k) Savings Account Plan for Employees of the Washington Plant as of December 31, 1998 and 1997, and the changes in net assets available for benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedules of assets held for investment purposes as of December 31, 1998, and reportable transactions for the year then ended, are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the financial statements. The Fund Information in the statements of net assets available for benefits and the statements of changes in net assets available for benefits is presented for purposes of additional analysis rather than to present the net assets available for benefits and changes in net assets available for benefits of each fund. The supplemental schedules and Fund Information have been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, are fairly stated in all material respects in relation to the financial statements taken as a whole.

                                           /s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
June 11, 1999

                           401(k) Savings Account Plan
                      for Employees of the Washington Plant

      Statement of Net Assets Available for Benefits, with Fund Information

                                December 31, 1998



                                DREYFUS        DREYFUS        DREYFUS
                               LIFESTYLE      LIFESTYLE      LIFESTYLE       ALLIANCE         FIXED
                              GROWTH AND       GROWTH         INCOME          EQUITY         INCOME
                              INCOME FUND       FUND           FUND            FUND           FUND
                              --------------------------------------------------------------------------
ASSETS
Investments:
   Interest in Allegheny
     Ludlum Corporation
     Master Trusts            $       --     $       --     $       --     $  279,582     $  143,364
   Interest in registered
     investment companies             --             --             --             --             --
   Interest in common
     collective trusts           143,554         57,108          7,667             --             --
                              --------------------------------------------------------------------------
Net assets available for
   benefits                   $  143,554     $   57,108     $    7,667     $  279,582     $  143,364
                              ==========================================================================

                                              DREYFUS
                              ALLEGHENY        SMALL         DREYFUS
                               TELEDYNE       COMPANY     INTERNATIONAL    COMPANY
                             DISCIPLINED       VALUE          VALUE         STOCK
                              STOCK FUND        FUND           FUND         FUND          TOTAL
                            -----------------------------------------------------------------------
ASSETS
Investments:
   Interest in Allegheny
     Ludlum Corporation
     Master Trusts          $  403,630     $       --     $       --     $  115,325     $  941,901
   Interest in registered
     investment companies           --         56,201         12,472             --         68,673
   Interest in common
     collective trusts              --             --             --             --        208,329
                            ----------------------------------------------------------------------
Net assets available for
   benefits                 $  403,630     $   56,201     $   12,472     $  115,325     $1,218,903
                            =====================================================================-


See accompanying notes.

                           401(k) Savings Account Plan
                      for Employees of the Washington Plant

      Statement of Net Assets Available for Benefits, with Fund Information

                                December 31, 1997


                                 DREYFUS        DREYFUS         DREYFUS
                                LIFESTYLE      LIFESTYLE       LIFESTYLE     ALLIANCE         FIXED
                               GROWTH AND       GROWTH          INCOME        EQUITY         INCOME
                               INCOME FUND        FUND           FUND          FUND           FUND
                               ----------------------------------------------------------------------
ASSETS
Investments:
   Interest in Allegheny
     Ludlum Corporation
     Master Trusts              $ 98,019       $  4,596       $    157       $263,569       $ 67,853
   Interest in registered
     investment companies             --             --             --             --             --
                               ----------------------------------------------------------------------
Net assets available for
   benefits                     $ 98,019       $  4,596       $    157       $263,569       $ 67,853
                               ======================================================================

                                               DREYFUS
                                                SMALL         DREYFUS
                                 DREYFUS       COMPANY     INTERNATIONAL      COMPANY
                               DISCIPLINED      VALUE          VALUE           STOCK
                                STOCK FUND       FUND           FUND            FUND         TOTAL
                               ---------------------------------------------------------------------
ASSETS
Investments:
   Interest in Allegheny
     Ludlum Corporation
     Master Trusts              $     --       $     --       $     --       $ 35,008       $469,202
   Interest in registered
     investment companies        223,415         49,231          9,328             --        281,974
                                --------------------------------------------------------------------
Net assets available for
   benefits                     $223,415       $ 49,231       $  9,328       $ 35,008       $751,176
                                ====================================================================

See accompanying notes.

                           401(k) Savings Account Plan
                      for Employees of the Washington Plant

           Statement of Changes in Net Assets Available for Benefits,
                             with Fund Information

                          Year ended December 31, 1998


                                      DREYFUS
                                    LIFESTYLE          DREYFUS            DREYFUS
                                     GROWTH           LIFESTYLE          LIFESTYLE      ALLIANCE            FIXED
                                    AND INCOME         GROWTH             INCOME         EQUITY            INCOME
                                       FUND              FUND              FUND           FUND              FUND
                                   --------------------------------------------------------------------------------
Additions:
   Employee contributions          $   42,302        $   32,556       $    6,467       $   84,765        $   39,230
   Investment income (loss):
     Net gain from interest
       in common collective
       trusts                          14,421             5,624              362               --                --
     Net gain (loss) from
       interest in Allegheny
       Ludlum Corporation Master
       Trusts                           5,945               850               61          (11,578)            7,192
     Net gain (loss) from
       interest in
       registered investment
       companies                           --                --               --               --                --
   Interfund transfers                (17,133)           13,482              620          (57,174)           29,089
                                   --------------------------------------------------------------------------------
Total additions                        45,535            52,512            7,510           16,013            75,511
Deductions:
   Distributions to
     participants                          --                --               --               --                --
                                   --------------------------------------------------------------------------------

Net additions                          45,535            52,512            7,510           16,013            75,511
Net assets available for
   benefits at beginning of year       98,019             4,596              157          263,569            67,853
                                   --------------------------------------------------------------------------------
Net assets available for
   benefits at end of year         $  143,554        $   57,108       $    7,667       $  279,582        $  143,364
                                   ================================================================================

                                     ALLEGHENY         DREYFUS
                                     TELEDYNE           SMALL             DREYFUS
                                    DISCIPLINED        COMPANY         INTERNATIONAL      COMPANY
                                      STOCK             VALUE              VALUE           STOCK
                                       FUND              FUND              FUND            FUND              TOTAL
                                   ----------------------------------------------------------------------------------
Additions:
   Employee contributions          $  112,162       $   41,426        $    6,606        $   20,658        $  386,172
   Investment income (loss):
     Net gain from interest
       in common collective
       trusts                              --               --                --                --            20,407
     Net gain (loss) from
       interest in Allegheny
       Ludlum Corporation Master
       Trusts                          41,780               --                --              (116)           44,134
     Net gain (loss) from
       interest in
       registered investment
       companies                       22,373           (6,368)            1,009                --            17,014
   Interfund transfers                  3,900          (28,088)           (4,471)           59,775                --
                                   ---------------------------------------------------------------------------------
Total additions                       180,215            6,970             3,144            80,317           467,727
Deductions:
   Distributions to
     participants                          --               --                --                --                --
                                   ---------------------------------------------------------------------------------

Net additions                         180,215            6,970             3,144            80,317           467,727
Net assets available for
   benefits at beginning of year      223,415           49,231             9,328            35,008           751,176
                                   ---------------------------------------------------------------------------------
Net assets available for
   benefits at end of year         $  403,630       $   56,201        $   12,472        $  115,325        $1,218,903
                                   =================================================================================

See accompanying notes.

                           401(k) Savings Account Plan
                      for Employees of the Washington Plant

           Statement of Changes in Net Assets Available for Benefits,
                             with Fund Information

                          Year ended December 31, 1997


                                  DREYFUS
                                 LIFESTYLE     DREYFUS     DREYFUS
                                  GROWTH      LIFESTYLE   LIFESTYLE     ALLIANCE         FIXED
                                AND INCOME     GROWTH      INCOME        EQUITY         INCOME
                                   FUND         FUND        FUND          FUND           FUND
                               ----------------------------------------------------------------
Additions:
   Employee contributions        $37,068       $3,085        $151      $108,583         $35,755
   Investment income:
     Net gain from interest
       in Allegheny Ludlum
       Corporation Master
       Trusts                     11,610          513           6        53,012           3,154
     Net gain from interest
       in registered
       investment companies           --           --          --            --              --
   Interfund transfers            12,661          874          --       (31,297)          8,642
                               ----------------------------------------------------------------
Total additions                   61,339        4,472         157       130,298          47,551
Deductions:
   Distributions to
     participants                     66            3          --           393             569
                               ----------------------------------------------------------------

Net additions                     61,273        4,469         157       129,905          46,982
Net assets available for
   benefits at beginning of
     year                         36,746          127          --       133,664          20,871
                               ----------------------------------------------------------------
Net assets available for
   benefits at end of year       $98,019       $4,596        $157      $263,569         $67,853
                               ================================================================

                                              DREYFUS
                                  DREYFUS      SMALL        DREYFUS
                                DISCIPLINED   COMPANY    INTERNATIONAL     COMPANY
                                   STOCK       VALUE         VALUE          STOCK
                                   FUND         FUND          FUND           FUND          TOTAL
                               -------------------------------------------------------------------
Additions:
   Employee contributions       $  95,405     $43,193       $6,849         $15,781        $345,870
   Investment income:
     Net gain from interest
       in Allegheny Ludlum
       Corporation Master
       Trusts                          --          --           --           1,773          70,068
     Net gain from interest
       in  registered
       investment companies        40,440       4,084          209              --          44,733
   Interfund transfers              5,016       1,016         (614)          3,702              --
                               -------------------------------------------------------------------
Total additions                   140,861      48,293        6,444          21,256         460,671
Deductions:
   Distributions to
     participants                     627          --          117              --           1,775
                               -------------------------------------------------------------------

Net additions                     140,234      48,293        6,327          21,256         458,896
Net assets available for
   benefits at beginning of
     year                          83,181         938        3,001          13,752         292,280
                               -------------------------------------------------------------------
Net assets available for
   benefits at end of year     $  223,415     $49,231       $9,328         $35,008        $751,176
                               ===================================================================

See accompanying notes.

                           401(k) Savings Account Plan
                      for Employees of the Washington Plant

                          Notes to Financial Statements

                                December 31, 1998


1. SIGNIFICANT ACCOUNTING POLICIES

Investments are stated at fair value determined as follows:

       The Company Stock Fund consists of investments in Allegheny Teledyne Incorporated (Allegheny Teledyne) common stock and is stated at the quoted market price as listed on the New York Stock Exchange.

       The Fixed Income Fund is stated at cost plus net earnings, which approximates market value and is provided by the Plan's trustee.

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

2. DESCRIPTION OF THE PLAN

The 401(k) Savings Account Plan for Employees of the Washington Plant (the Plan) is a defined contribution plan and is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

The purpose of the Plan is to encourage thrift and to assist union employees in accumulating a fund to supplement retirement income by allowing eligible employees to make tax-deferred contributions to the Plan. Employee contributions to the Plan can range between 1% and 18% of eligible wages subject to Internal Revenue Service (IRS) limitations. In addition, the employee's annual pretax profit sharing award and pretax Longevity Incentive Payment Plan award may be contributed at the employee's discretion. The Plan is comprised, solely, of employee contributions.

                           401(k) Savings Account Plan
                      for Employees of the Washington Plant

                    Notes to Financial Statements (continued)


2. DESCRIPTION OF THE PLAN (CONTINUED)

The investment options provided by the Plan are as follows:

       Dreyfus Lifestyle Growth and Income Fund--invests in equity and fixed income securities and may invest up to 15% of its assets in international securities.

       Dreyfus Lifestyle Growth Fund--invests in equity and fixed income securities and may invest up to 25% of its assets in international securities.

       Dreyfus Lifestyle Income Fund--consists of common stock, fixed income securities and short-term money market instruments.

       Alliance Equity Fund--consists of common stock.

       Fixed Income Fund--consists of amounts invested in insurance companies or other financial institutions under an agreement with repayment in full, plus interest at a fixed rate.

       Allegheny Teledyne Disciplined Stock Fund--invests in equity securities and may invest up to 20% of its assets in high quality money market accounts. Effective November 1, 1998, the Dreyfus Disciplined Stock Fund changed from a mutual fund to a separate account structure, and will be known as the Allegheny Teledyne Disciplined Stock Fund. Investment objective and strategy remain the same.

       Dreyfus Small Company Value Fund--invests primarily in small domestic and foreign company equities, and to a limited degree, in bonds and money market instruments.

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

                           401(k) Savings Account Plan
                      for Employees of the Washington Plant

                    Notes to Financial Statements (continued)


2. DESCRIPTION OF THE PLAN (CONTINUED)

In the event that the Plan is partially or completely terminated, all amounts credited to the accounts of the affected participants become fully vested.

Further information about the Plan, including eligibility, vesting, contributions, and withdrawals, is contained in the Summary Plan Description and related contracts. Copies of this Summary Plan Description are available from the Allegheny Teledyne Personnel and Compensation Committee.

3. INVESTMENTS

As of December 31, 1998, the Plan is a participant in the ALC Fixed Income Master Trust, the ALC Alliance Equity Master Trust, the ALC ATI Common Stock Master Trust, and the ALC Dreyfus Disciplined Stock Fund Master Trust. During 1998, the Dreyfus Lifestyle Growth and Income Fund, the Dreyfus Lifestyle Growth Fund, and the Dreyfus Lifestyle Income Fund were reclassified as common collective trusts from master trusts, while the Allegheny Teledyne Disciplined Stock Fund was reclassified to a master trust from the Dreyfus Disciplined Stock Fund, a registered investment company. The Plan's participating interests in these master trusts as of December 31, 1998 and 1997 were as follows:

                                                                                1998                 1997
                                                                             -------------------------------
ALC Fixed Income Master Trust                                                   0.11%                 0.05%
ALC Alliance Equity Master Trust                                                0.59%                 0.44%
ALC ATI Common Stock Master Trust                                               0.36%                 0.10%
ALC Lifestyle Growth Fund Master Trust                                            --%                  .09%
ALC Lifestyle Income Fund Master Trust                                            --%                   --%
ALC Lifestyle Growth and Income Fund Master Trust                                 --%                 0.43%
Allegheny Teledyne Disciplined Stock Fund Master Trust                          0.93%                   --%

The composition of the net assets of the ALC Fixed Income Master Trust at December 31, 1998 and 1997 was as follows:

                                                                                 1998              1997
                                                                              ----------------------------
Guaranteed investment contracts:
   Confederation Life Insurance Company                                       $     2,575      $    29,118
   Continental Assurance Company                                                       --        6,718,924
   John Hancock Life Insurance Company                                          5,100,000        2,600,000
   Life Insurance Company of Virginia                                                  --        8,725,219
   New York Life Insurance Company                                             13,258,607       15,169,828
   Pacific Mutual Life Insurance Company                                        6,167,430        5,793,190
   Peoples Security Life Insurance Company                                     10,367,671       11,038,629
   Prudential Insurance Company                                                        --        6,144,220

                           401(k) Savings Account Plan
                      for Employees of the Washington Plant

                    Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

                                                                             1998                  1997
                                                                        --------------------------------------
   Southland Life Insurance Company                                        10,752,479            16,288,645
   Transamerica Occidental                                                 11,296,810            10,936,663
   Sun America, Inc.                                                        3,000,000                    --
   Business Mens Assurance Company of America                               2,505,536                    --
   Protective Life Insurance Company                                        3,002,482                    --
   Safeco Life Insurance                                                    3,000,000                    --
                                                                        --------------------------------------
                                                                           68,453,590            83,444,436
Synthetic contracts:
   Caisse des Depots et Consignations                                      12,865,126             3,879,321
   Peoples Security Life Insurance Company                                  2,968,196             2,948,698
   Transamerica Occidental                                                 13,859,523            13,865,850
   Union Bank of Switzerland                                                5,935,391             5,937,712
   Westdeutsche Landesbank Girozentrale                                    16,952,480            13,727,581
                                                                        --------------------------------------
                                                                           52,580,716            40,359,162

Temporary short-term investments                                            4,248,515            10,765,309
Accrued interest receivable                                                 1,443,795               733,753
Other payables                                                                (88,501)               (6,169)
                                                                        --------------------------------------
Total net assets                                                         $126,638,115          $135,296,491
                                                                        ======================================

In May 1997, the ALC Fixed Income Master Trust received approximately $4,500,000 related to the Confederation Life Insurance Company Guaranteed Investment Contract in accordance with the liquidation plan. Management is unable to determine additional amounts, if any, that will be received by the ALC Fixed Income Master Trust.

The composition of net assets of the ALC Alliance Equity Master Trust at December 31, 1998 and 1997 was as follows:

                                                                             1998                  1997
                                                                        ------------------------------------
Investment in registered investment companies:
   Alliance Equity Fund S.A. #4 (6,966.434 and 865.194 shares,
     respectively)                                                        $47,408,255           $60,199,619
   Cash                                                                           117                    90
   Operating payables                                                         (26,007)              (10,341)
                                                                        ------------------------------------
Total net assets                                                          $47,382,365           $60,189,368
                                                                        ====================================

                           401(k) Savings Account Plan
                      for Employees of the Washington Plant

                    Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

The composition of net assets of the ALC ATI Common Stock Master Trust at December 31, 1998 and 1997 was as follows:

                                                                                   1998                  1997
                                                                              -------------------------------------
Allegheny Teledyne Incorporated common stock (1,544,975 and 1,347,732
   shares, respectively)                                                        $31,575,427           $34,872,566
Receivables                                                                         196,291                 4,527
Short-Term Investment Fund                                                          450,324               738,595
Operating payables                                                                  (10,492)                 (822)
                                                                              -------------------------------------
Total net assets                                                                $32,211,550           $35,614,866
                                                                              =====================================

The composition of assets of the ALC Lifestyle Growth Fund Master Trust at December 31, 1998 and 1997 was as follows:

                                                                                   1998                1997
                                                                             ------------------ -------------------

Dreyfus Lifestyle Growth Fund                                                         $--            $5,117,053
Operating payables                                                                     --                    (5)
                                                                             ------------------ -------------------
                                                                                      $--            $5,117,048
                                                                             ================== ===================

The composition of assets of the ALC Lifestyle Income Fund Master Trust at December 31, 1998 and 1997 was as follows:

                                                                                    1998               1997
                                                                             ------------------ -------------------
Dreyfus Lifestyle Income Fund                                                         $--            $1,825,632
Operating payables                                                                     --                    (2)
                                                                             ------------------ -------------------
                                                                                      $--            $1,825,630
                                                                             ================== ===================

The composition of assets of the ALC Lifestyle Growth and Income Fund Master Trust at December 31, 1998 and 1997 was as follows:

                                                                                    1998              1997
                                                                             ------------------ -------------------
Dreyfus Lifestyle Growth and Income Fund                                              $--           $22,740,752
Receivables                                                                            --                    56
                                                                             ------------------ -------------------
                                                                                      $--           $22,740,808
                                                                             ================== ===================

                           401(k) Savings Account Plan
                      for Employees of the Washington Plant

                    Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

The composition of net assets of the Allegheny Teledyne Disciplined Stock Fund Master Trust at December 31, 1998 and 1997 was as follows:

                                                                                    1998                1997
                                                                             ------------------ -------------------
Corporate common stock                                                           $41,699,413             $--
Noninterest-bearing cash                                                              (5,217)             --
Receivables                                                                           58,761              --
Short-Term Investment Fund                                                         1,499,311              --
Operating payables                                                                   (51,809)             --
                                                                             ------------------ -------------------
Total net assets                                                                 $43,200,459             $--
                                                                             ================== ===================

The composition of the changes in net assets of the various master trusts is as follows:

                                 ALC FIXED INCOME MASTER          ALC ALLIANCE EQUITY MASTER         ALC ATI COMMON STOCK MASTER
                                          TRUST                             TRUST                              TRUST
                             -----------------------------------------------------------------------------------------------------
                                                                    YEAR ENDED DECEMBER 31
                             -----------------------------------------------------------------------------------------------------
                                  1998             1997               1998           1997              1998               1997
                             -------------     -------------     -------------   -------------     -------------     -------------
Investment income (loss):
   Interest income (loss)    $   8,359,937     $   8,694,877     $          --   $          --     $        (113)    $      (1,554)

   Realized (loss) gain
     on sale of investments             --                --                --              --          (620,712)        1,835,342
   Unrealized
     (depreciation)
     appreciation in fair
     value of investments               --                --                --              --        (5,308,345)        2,318,151
   Dividends                            --                --                --              --           934,022           837,662
   Net (loss) gain,
     registered
     investment companies               --                --        (2,106,215)     13,819,313                --                --
   Net gain, common
     collective trusts             408,717           468,281                --              --            41,352            73,411
Other income                         1,147             1,343                --              --                --                --
Administrative expenses           (191,163)         (189,938)         (237,876)       (211,873)          (24,196)          (27,286)
Transfers                      (17,237,014)      (15,337,329)      (10,462,912)     (6,981,034)        1,574,676        (4,894,605)
                             -------------     -------------     -------------   -------------     -------------     -------------
Net increase (decrease)         (8,658,376)       (6,362,766)      (12,807,003)      6,626,406        (3,403,316)          141,121
Total net assets at
   beginning of year           135,296,491       141,659,257        60,189,368      53,562,962        35,614,866        35,473,745
                             -------------     -------------     -------------   -------------     -------------     -------------
Total net assets at end
   of year                   $ 126,638,115     $ 135,296,491     $  47,382,365   $  60,189,368     $  32,211,550     $  35,614,866
                             =============     =============     =============   =============     =============     =============

                           401(k) Savings Account Plan
                      for Employees of the Washington Plant

                    Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

                                                                                                              ALLEGHENY TELEDYNE
                               ALC LIFESTYLE GROWTH      ALC LIFESTYLE INCOME      ALC LIFESTYLE GROWTH AND  DISCIPLINED STOCK FUND
                                FUND MASTER TRUST         FUND MASTER TRUST       INCOME FUND MASTER TRUST        MASTER TRUST
                             ----------------------------------------------------------------------------------------------------
                                                                     YEAR ENDED DECEMBER 31
                             ----------------------------------------------------------------------------------------------------
                                1998*         1997        1998*         1997          1998*          1997         1998      1997
                             -----------   ----------  -----------   -----------  ------------   -----------  -----------  ------

Investment income:
   Interest income (loss)     $       --   $       --  $        --  $        105   $        --   $         1  $      (925)  $ --
   Realized gain on sale
     of investments                   --           --           --            --            --            --      107,964     --
   Unrealized
     appreciation in
     fair value of
     investments                      --           --           --            --            --            --    4,322,009     --
   Dividends                          --           --           --            --            --            --       87,868     --
   Net gain, common
     collective trusts           514,556      882,650      109,828       152,034     1,558,031     3,853,009       26,165     --
Other loss                           (14)          --           --            --           (10)           --           --     --
Administrative expenses              (94)        (116)         (34)          (38)         (229)           --      (51,809)    --
Transfers                     (5,631,496)   2,285,394   (1,935,424)    1,083,338   (24,298,600)      838,793   38,709,187     --
                             -----------   ----------  -----------   -----------  ------------   -----------  -----------   ----
Net increase (decrease)       (5,117,048)   3,167,928   (1,825,630)    1,235,439   (22,740,808)    4,691,803   43,200,459     --
Total net assets at
   beginning of year           5,117,048    1,949,120    1,825,630       590,191    22,740,808    18,049,005           --     --
                             -----------   ----------  -----------   -----------  ------------   -----------  -----------   ----
Total net assets at end
   of year                   $        --   $5,117,048  $        --   $ 1,825,630  $         --   $22,740,808  $43,200,459   $ --
                             ===========   ==========  ===========   ===========  ============   ===========  ===========   ====

*  Partial year only. Reclassified as common collective trusts.

The average yield for 1998 and 1997 for the ALC Fixed Income Master Trust was 6.55% and 6.57%, respectively. Credited interest rates on the contracts ranged from 5.13% to 8.18% and 5.60% to 8.18% for 1998 and 1997, respectively, and are determined at contract inception.

Interest, realized and unrealized gains and losses, and management fees from the master trusts are included in the net gain (loss) from interest in Allegheny Ludlum Corporation Master Trusts on the statement of changes in net assets available for benefits.

                           401(k) Savings Account Plan
                      for Employees of the Washington Plant

                    Notes to Financial Statements (continued)


4. INCOME TAX STATUS

The Plan has received a determination letter from the Internal Revenue Service dated March 3, 1998, stating that the Plan is qualified under Section 401(a) of the Internal Revenue Code of 1986 (the Code) and, therefore, the related trust is exempt from taxation. Once qualified, the Plan is required to operate in conformity with the Code to maintain its qualification. The plan administrator believes that the Plan is being operated in compliance with the applicable requirements of the Code and, therefore, believes that the Plan is qualified and the related trust is tax-exempt.

5. TRANSACTIONS WITH PARTIES-IN-INTEREST

Investment fees paid during the period for services rendered were based on customary and reasonable rates for such services.

6. YEAR 2000 READINESS DISCLOSURE (UNAUDITED)

The Plan Sponsor has determined that it will be necessary to take certain steps in order to ensure that the Plan's information systems are prepared to handle Year 2000 dates. The Plan Sponsor is taking a two-phase approach. The first phase addresses internal systems that must be modified or replaced to function properly. Internal resources are being utilized to upgrade or modify existing software applications, and test the software and equipment for the Year 2000 modifications. The Plan Sponsor believes that it has substantially completed this phase of the project. Costs associated with modifying software and equipment are not estimated to be significant and will be paid by the Plan Sponsor.

For the second phase of the project, plan management established formal communications with its third party service providers to determine that they have developed plans to address their own Year 2000 problems as they relate to the Plan's operations. All third party service providers have indicated that they expect to be Year 2000 compliant by mid-1999. If modification of data processing systems of either the Plan, the Plan Sponsor, or its service providers are not completed timely, the Year 2000 problem could have a material impact on the operations of the Plan. Plan management has not developed a contingency plan because they are confident that all material systems will be Year 2000 ready.

7. SUBSEQUENT EVENT

Effective July 1, 1999, the Plan will no longer offer the Dreyfus Small Company Value Fund as an investment option. The Dreyfus Emerging Leaders Fund will be offered to participants as a new investment option as of this date.

                           401(k) Savings Account Plan
                      for Employees of the Washington Plant

                             EIN 25-0575410 Plan 020

            Line 27a--Schedule of Assets Held for Investment Purposes

                                December 31, 1998

                                                                                             CURRENT
            DESCRIPTION                                 UNITS/SHARES           COST           VALUE
-----------------------------------------------------------------------------------------------------
Common Collective Trusts
------------------------
Dreyfus Lifestyle Growth and Income Fund*             9,188.988 shares        129,203        143,554

Dreyfus Lifestyle Growth Fund*                        3,216.593 shares         51,364         57,108

Dreyfus Lifestyle Income Fund*                          579.241 shares          7,277          7,667
                                                                             -----------------------
Total Common Collective Trusts                                                187,844        208,329

Registered Investment Companies
-------------------------------
Dreyfus Small Company Value Fund*:
   Interest in Dreyfus Small Company Value Fund       2,845.644 shares       $ 56,846       $ 56,201

Dreyfus International Value Fund*:
   Interest in Dreyfus International Value Fund         823.753 shares         12,485         12,472
                                                                             -----------------------
Total Registered Investment Companies                                          69,331         68,673
                                                                             -----------------------
                                                                             $257,175       $277,002
                                                                             =======================


*Party-in-interest

                           401(k) Savings Account Plan
                      for Employees of the Washington Plant

                             EIN 25-0575410 Plan 020

                  Line 27d--Schedule of Reportable Transactions

                          Year ended December 31, 1998


                                                                                         CURRENT
                                                                                         VALUE OF
                                                                                         ASSETS ON         NET
                                               PURCHASE          SELLING    COST OF     TRANSACTION       GAIN
                 DESCRIPTION                     PRICE            PRICE      ASSET          DATE          (LOSS)
------------------------------------------------------------------------------------------------------------------
Type (i) Transactions
---------------------
   Dreyfus Disciplined Stock Fund               $     --         $311,849   $283,329      $311,849        $28,520
   Dreyfus Lifestyle Growth and Income Fund      113,074               --    113,074       113,074             --

Type (iii) Transactions
-----------------------
   Dreyfus Disciplined Stock Fund                223,069               --    223,069       223,069             --
   Dreyfus Disciplined Stock Fund                     --          468,294    430,706       468,294         37,588
   Dreyfus Small Company Value Fund               41,012               --     41,012        41,012             --
   Dreyfus Small Company Value Fund                   --           27,628     30,840        27,628         (3,212)
   Dreyfus Lifestyle Growth and Income Fund      133,733               --    133,733       133,733             --
   Dreyfus Lifestyle Growth and Income Fund           --            4,600      4,530         4,600             70
   Dreyfus Lifestyle Growth Fund                  53,522               --     53,522        53,522             --
   Dreyfus Lifestyle Growth Fund                      --            2,037      2,157         2,037           (120)


There were no Type (ii) or (iv) transactions during the year ended December 31, 1998.

                          Audited Financial Statements

                        Savings and Security Plan of the
                       Lockport and Waterbury Facilities
                        of Allegheny Ludlum Corporation

                     Years ended December 31, 1998 and 1997
                       with Report of Independent Auditors

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities
                         of Allegheny Ludlum Corporation

                          Audited Financial Statements

                     Years ended December 31, 1998 and 1997




                                    CONTENTS

Report of Independent Auditors .............................................42

Audited Financial Statements

Statement of Net Assets Available for Benefits, with Fund
   Information as of December 31, 1998 .....................................43
Statement of Net Assets Available for Benefits, with Fund
   Information as of December 31, 1997 .....................................44
Statement of Changes in Net Assets Available for Benefits,
   with Fund Information, Year ended December 31, 1998 .....................45
Statement of Changes in Net Assets Available for Benefits,
   with Fund Information, Year ended December 31, 1997 .....................46
Notes to Financial Statements ..............................................47


Supplemental Schedules

Line 27a--Schedule of Assets Held for Investment Purposes ..................58
Line 27d--Schedule of Reportable Transactions...............................59

                         Report of Independent Auditors

Personnel and Compensation Committee
Allegheny Ludlum Corporation

We have audited the accompanying statements of net assets available for benefits of the Savings and Security Plan of the Lockport and Waterbury Facilities of Allegheny Ludlum Corporation as of December 31, 1998 and 1997, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Savings and Security Plan of the Lockport and Waterbury Facilities of Allegheny Ludlum Corporation at December 31, 1998 and 1997, and the changes in its net assets available for benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedules of assets held for investment purposes as of December 31, 1998, and reportable transactions for the year then ended are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the financial statements. The Fund Information in the statements of net assets available for benefits and the statements of changes in net assets available for benefits is presented for purposes of additional analysis rather than to present the net assets available for benefits and changes in net assets available for benefits of each fund. The supplemental schedules and Fund Information have been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, are fairly stated in all material respects in relation to the financial statements taken as a whole.

                                           /s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
June 11, 1999

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities
                         of Allegheny Ludlum Corporation

      Statement of Net Assets Available for Benefits, with Fund Information

                                December 31, 1998

                               DREYFUS
                              LIFESTYLE
                               GROWTH      DREYFUS      DREYFUS                               ALLEGHENY
                                 AND      LIFESTYLE    LIFESTYLE    ALLIANCE       FIXED       TELEDYNE
                               INCOME       GROWTH       INCOME      EQUITY       INCOME     DISCIPLINED
                                FUND         FUND         FUND        FUND         FUND       STOCK FUND
                             ----------------------------------------------------------------------------
ASSETS
Investments:
   Interest in Allegheny
     Ludlum Corporation
     Master Trusts            $     --    $     --      $    --     $283,093     $3,092,525     $721,478
   Interest in registered
     investment companies           --          --           --           --             --           --
   Interest in common
     collective trusts         188,843     152,562       30,833           --             --           --
Participant notes receivable        --          --           --           --             --           --
Contributions receivable           192         236           70          436          9,010          773
Other receivables                   --          13            6           74            802          183
                             ----------------------------------------------------------------------------
Net assets available for
   benefits                   $189,035    $152,811      $30,909     $283,603     $3,102,337     $722,434
                             ============================================================================


                              DREYFUS
                               SMALL         DREYFUS
                              COMPANY     INTERNATIONAL    COMPANY
                               VALUE          VALUE         STOCK       PARTICIPANT
                                FUND          FUND           FUND          LOANS          TOTAL
                             -------------------------------------------------------------------------
ASSETS
Investments:
   Interest in Allegheny
     Ludlum Corporation
     Master Trusts             $     --      $    --       $403,931       $     --     $4,501,027
   Interest in registered
     investment companies       507,604       15,511             --             --        523,115
   Interest in common
     collective trusts               --           --             --             --        372,238
Participant notes receivable         --           --             --        128,691        128,691
Contributions receivable            446           66            344             --         11,573
Other receivables                   180           17             21             15          1,311
                             -------------------------------------------------------------------------
Net assets available for
   benefits                    $508,230      $15,594       $404,296       $128,706     $5,537,955
                             =========================================================================

See accompanying notes.

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities
                         of Allegheny Ludlum Corporation

      Statement of Net Assets Available for Benefits, with Fund Information

                                December 31, 1997


                                     DREYFUS
                                    LIFESTYLE
                                     GROWTH      DREYFUS     DREYFUS
                                       AND      LIFESTYLE   LIFESTYLE    ALLIANCE       FIXED         DREYFUS
                                     INCOME      GROWTH       INCOME      EQUITY       INCOME       DISCIPLINED
                                      FUND        FUND         FUND        FUND         FUND        STOCK FUND
                                   -----------------------------------------------------------------------------
ASSETS
Investments:
   Interest in Allegheny
     Ludlum Corporation
     Master Trusts                  $179,113     $42,269     $23,644     $241,674     $2,876,809      $     --
   Interest in registered
     investment companies                 --          --          --           --             --       548,495
Participant notes receivable              --          --          --           --             --            --
                                   -----------------------------------------------------------------------------
Net assets available for
   benefits                         $179,113     $42,269     $23,644     $241,674     $2,876,809      $548,495
                                   =============================================================================


                                       DREYFUS
                                        SMALL          DREYFUS
                                       COMPANY      INTERNATIONAL      COMPANY
                                        VALUE           VALUE           STOCK      PARTICIPANT
                                         FUND            FUND           FUND          LOANS        TOTAL
                                   --------------------------------------------------------------------------
ASSETS
Investments:
   Interest in Allegheny
     Ludlum Corporation
     Master Trusts                      $     --        $    --        $511,952      $     --     $3,875,461
   Interest in registered
     investment companies                612,903         17,654              --            --      1,179,052
Participant notes receivable                  --             --              --       152,629        152,629
                                   --------------------------------------------------------------------------
Net assets available for
   benefits                             $612,903        $17,654        $511,952      $152,629     $5,207,142
                                   ==========================================================================


See accompanying notes.

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities
                         of Allegheny Ludlum Corporation

           Statement of Changes in Net Assets Available for Benefits,
                              with Fund Information

                          Year ended December 31, 1998

                              DREYFUS
                             LIFESTYLE                                                                   ALLEGHENY
                              GROWTH         DREYFUS      DREYFUS                                        TELEDYNE
                                AND         LIFESTYLE    LIFESTYLE     ALLIANCE            FIXED        DISCIPLINED
                               INCOME        GROWTH        INCOME       EQUITY            INCOME          STOCK
                                FUND          FUND          FUND         FUND              FUND           FUND
                             -------------------------------------------------------------------------------------
Additions
   Contributions:
     Employer                $   7,846      $  5,964     $  2,285      $  15,234      $   176,984      $ 19,644
     Employee                    6,130         5,092        1,597         12,929          148,226        17,512
   Investment income
     (loss):
     Net gain (loss)
       from interest in
       Allegheny Ludlum
       Corporation
       Master
       Trusts                   11,865         3,322        1,447         (9,993)         182,650        72,986
     Net gain (loss)
       from interest in
       registered
       investment
       companies                    --            --           --             --               --        75,615
     Net gain from
       interest in common
       collective trusts        19,217        17,026        2,984             --               --            --
     Interest income                --            --           --             --               --            --
     Other income                   --            --           --             38                1            31
     Interfund transfers       (16,406)       81,710       (1,048)        51,634          (23,997)        6,840
                             ------------------------------------------------------------------------------------
Total additions                 28,652       113,114        7,265         69,842          483,864       192,628
Deductions:
   Distributions to
     participants               18,730         2,572           --         27,913          258,336        18,689
                             ------------------------------------------------------------------------------------
Net additions
   (deductions)                  9,922       110,542        7,265         41,929          225,528       173,939
Net assets available
   for benefits at
   beginning of year           179,113        42,269       23,644        241,674        2,876,809       548,495
                             ------------------------------------------------------------------------------------
Net assets available
   for benefits at end
   of year                   $ 189,035      $152,811     $ 30,909      $ 283,603      $ 3,102,337      $722,434
                             ====================================================================================

                               DREYFUS
                                SMALL       DREYFUS
                               COMPANY    INTERNATIONAL    COMPANY
                                VALUE        VALUE          STOCK        PARTICIPANT
                                 FUND        FUND           FUND           LOANS          TOTAL
                            -----------------------------------------------------------------------
Additions
   Contributions:
     Employer                $  21,134      $  1,294      $  15,508      $      --     $   265,893
     Employee                   17,691           873         10,222             --         220,272
   Investment income
     (loss):
     Net gain (loss)
       from interest in
       Allegheny Ludlum
       Corporation
       Master Trusts                --            --       (106,228)            --         156,049
     Net gain (loss)
       from interest in
       registered
       investment
       companies               (24,486)        1,827             --             --          52,956
     Net gain from
       interest in common
       collective trusts            --            --             --             --          39,227
     Interest income                --            --             --         12,981          12,981
     Other income                   24            --             --             15             109
     Interfund transfers      (110,585)       (3,657)        33,724        (18,215)             --
                             ----------------------------------------------------------------------
Total additions                (96,222)          337        (46,774)        (5,219)        747,487
Deductions:
   Distributions to
     participants                8,451         2,397         60,882         18,704         416,674
                             ----------------------------------------------------------------------
Net additions
   (deductions)               (104,673)       (2,060)      (107,656)       (23,923)        330,813
Net assets available
   for benefits at
   beginning
   of year                     612,903        17,654        511,952        152,629       5,207,142
                             ----------------------------------------------------------------------
Net assets available
   for benefits at end
   of year                   $ 508,230      $ 15,594      $ 404,296      $ 128,706      $5,537,955
                             ======================================================================

See accompanying notes.

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities
                         of Allegheny Ludlum Corporation

           Statement of Changes in Net Assets Available for Benefits,
                              with Fund Information

                          Year ended December 31, 1997

                                 DREYFUS
                                LIFESTYLE
                                  GROWTH       DREYFUS     DREYFUS                                  DREYFUS
                                   AND        LIFESTYLE   LIFESTYLE    ALLIANCE       FIXED       DISCIPLINED
                                  INCOME       GROWTH       INCOME      EQUITY       INCOME          STOCK
                                   FUND         FUND         FUND        FUND         FUND           FUND
                              --------------------------------------------------------------------------------
Additions:
   Contributions:
     Employer                  $ 12,129        $ 3,640      $ 1,630  $  16,223     $  270,256      $ 19,079
     Employee                    10,826          2,555        1,582     14,258        145,270        17,420
   Investment income:
     Net gain from
       interest in
       Allegheny Ludlum
       Corporation
       Master Trusts             36,335         10,847        1,453     80,992        180,421            --
     Net gain from
       interest in
       registered
       investment
       companies                     --             --           --         --             --        90,547
     Interest income                 --             --           --         --             --            --
     Interfund transfers        (62,902)        (2,136)       6,956   (183,386)      (349,504)      272,994
                              --------------------------------------------------------------------------------
                                 (3,612)        14,906       11,621    (71,913)       246,443       400,040
Deductions:
   Distributions to
     participants                 1,750          3,417           --      9,966         33,961         1,551
                              --------------------------------------------------------------------------------

Net additions (deductions)       (5,362)        11,489       11,621    (81,879)       212,482       398,489
Net assets available for
   benefits at beginning
   of year                      184,475         30,780       12,023    323,553      2,664,327       150,006
                              --------------------------------------------------------------------------------
Net assets available for
   benefits at end of year     $179,113        $42,269      $23,644  $ 241,674     $2,876,809      $548,495
                              ================================================================================

                                DREYFUS
                                 SMALL          DREYFUS
                                COMPANY      INTERNATIONAL      COMPANY
                                 VALUE           VALUE           STOCK      PARTICIPANT
                                  FUND            FUND           FUND          LOANS        TOTAL
                              ------------------------------------------------------------------------
Additions:
   Contributions:
     Employer                   $ 13,963        $   646        $  15,303       $     --   $  352,869
     Employee                     11,256            269            9,991             --      213,427
   Investment income:
     Net gain from
       interest in
       Allegheny Ludlum
       Corporation
       Master Trusts                  --             --           88,729             --      398,777
     Net gain from
       interest in
       registered
       investment
       companies                  64,370            264               --             --      155,181
     Interest income                  --             --               --         12,137       12,137
     Interfund transfers         504,045           (890)        (208,532)        23,355           --
                              ------------------------------------------------------------------------
                                 593,634            289          (94,509)        35,492    1,132,391
Deductions:
   Distributions to
     participants                  5,548            552           29,628             --       86,373
                              ------------------------------------------------------------------------

Net additions (deductions)       588,086           (263)        (124,137)        35,492    1,046,018

Net assets available
   for benefits at
   beginning
   of year                        24,817         17,917          636,089        117,137    4,161,124
                              ------------------------------------------------------------------------
Net assets available
   for benefits at end of
   year                         $612,903        $17,654        $ 511,952       $152,629   $5,207,142
                              ========================================================================

See accompanying notes.

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities
                         of Allegheny Ludlum Corporation

                          Notes to Financial Statements

                                December 31, 1998


1. SIGNIFICANT ACCOUNTING POLICIES

Investments are stated at fair value determined as follows:

       The Company Stock Fund consists of investments in Allegheny Teledyne Incorporated (Allegheny Teledyne) common stock and is stated at the quoted market price as listed on the New York Stock Exchange.

       The Fixed Income Fund is stated at cost plus net earnings, which approximates market value and is provided by the Plan's trustee.

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

Depending on participants' years of service, participants can defer between 1% and 16%, subject to Internal Revenue Service limitations, of their eligible wages and contribute them to the Plan. ALC will match 50% of participant deferrals up to 8% of each participant's deferral based on years of service as described in the Plan. Any contributions made by participants in excess of the eligible matched portion will not be matched by ALC. In addition, ALC will contribute 6.5% of monthly eligible wages regardless if participants elect to contribute to the savings portion of the Plan. ALC also contributes $.50 for each hour participants work. Effective July 1, 1998, ALC increased this contribution to $.59 for each hour participants work.

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities
                         of Allegheny Ludlum Corporation

                    Notes to Financial Statements (continued)


2. DESCRIPTION OF THE PLAN (CONTINUED)

The investment options provided by the Plan are as follows:

       Dreyfus Lifestyle Growth and Income Fund--invests in equity and fixed income securities and may invest up to 15% of its assets in international securities.

       Dreyfus Lifestyle Growth Fund--invests in equity and fixed income securities and may invest up to 25% of its assets in international securities.

       Dreyfus Lifestyle Income Fund--consists of common stock, fixed income securities and short-term money market instruments.

       Alliance Equity Fund--consists of common stock.

       Fixed Income Fund--consists of amounts invested in insurance companies or other financial institutions under an agreement with repayment in full, plus interest at a fixed rate.

       Allegheny Teledyne Disciplined Stock Fund--invests in equity securities and may invest up to 20% of its assets in high quality money market accounts. Effective November 1, 1998, the Dreyfus Disciplined Stock Fund changed from a mutual fund to a separate account structure, and will be known as the Allegheny Teledyne Disciplined Stock Fund. Investment objective and strategy remain the same.

       Dreyfus Small Company Value Fund--invests primarily in small company equities, and to a limited degree, in bonds and money market instruments.

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

       Company Stock Fund--consists of Allegheny Teledyne common stock.

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities
                         of Allegheny Ludlum Corporation

                    Notes to Financial Statements (continued)


2. DESCRIPTION OF THE PLAN (CONTINUED)

Separate accounts are maintained by the Plan Sponsor for each participating employee. Trustee fees and asset management fees charged for the administration of all funds are charged against net assets available for benefits of the respective fund. Certain other expenses of administering the Plan are paid by the Plan Sponsor.

Active employees can borrow up to 50% of their vested account balances. The loan amounts are further limited to a minimum of $500 and a maximum of $50,000, and an employee can obtain no more than three loans at one time. Interest rates are determined based on commercially accepted criteria, and payment schedules vary based on the type of the loan. General purpose loans are repaid over 6 to 60 months, and primary residence loans are repaid over periods up to 180 months. Payments are made by payroll deductions.

In the event that the Plan is partially or completely terminated, or the Plan Sponsor permanently discontinues making contributions, all amounts credited to the accounts of affected participants become fully vested and nonforfeitable.

Further information about the Plan, including eligibility, vesting, contributions, and withdrawals, is contained in the Summary Plan Description and related contracts. Copies of this Summary Plan Description are available from the Allegheny Teledyne Personnel and Compensation Committee.

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities
                         of Allegheny Ludlum Corporation

                    Notes to Financial Statements (continued)


3. INVESTMENTS

As of December 31, 1998, the Plan is a participant in the ALC Fixed Income Master Trust, the ALC Alliance Equity Master Trust, the ALC ATI Common Stock Master Trust, and the ALC Dreyfus Disciplined Stock Fund Master Trust. During 1998, the Dreyfus Lifestyle Growth and Income Fund, the Dreyfus Lifestyle Growth Fund and the Dreyfus Lifestyle Income Fund were reclassified as common collective trusts from master trusts while the Allegheny Teledyne Disciplined Stock Fund was reclassified to a master trust from the Dreyfus Disciplined Stock Fund, a registered investment company. The Plan's participating interests in these master trusts as of December 31, 1998 and 1997 were as follows:

                                                                                1998                  1997
                                                                        --------------------------------------------
ALC Fixed Income Master Trust                                                   2.44%                 2.13%
ALC Alliance Equity Master Trust                                                0.60%                  .39%
ALC ATI Common Stock Master Trust                                               1.25%                 1.44%
ALC Lifestyle Growth Fund Master Trust                                            --%                  .83%
ALC Lifestyle Income Fund Master Trust                                            --%                 1.31%
ALC Lifestyle Growth and Income Fund Master Trust                                 --%                  .79%
Allegheny Teledyne Disciplined Stock Fund Master Trust                          1.67%                   --%

The composition of the net assets of the ALC Fixed Income Master Trust at December 31, 1998 and 1997 was as follows:

                                                                                  1998                  1997
                                                                        --------------------------------------------
Guaranteed investment contracts:
   Confederation Life Insurance Company                                        $      2,575          $     29,118
   Continental Assurance Company                                                         --             6,718,924
   John Hancock Life Insurance Company                                            5,100,000             2,600,000
   Life Insurance Company of Virginia                                                    --             8,725,219
   New York Life Insurance Company                                               13,258,607            15,169,828
   Pacific Mutual Life Insurance Company                                          6,167,430             5,793,190
   Peoples Security Life Insurance Company                                       10,367,671            11,038,629
   Prudential Insurance Company                                                          --             6,144,220
   Southland Life Insurance Company                                              10,752,479            16,288,645
   Transamerica Occidental                                                       11,296,810            10,936,663
   Sun America, Inc.                                                              3,000,000                    --
   Business Mens Assurance Company of America                                     2,505,536                    --
   Protective Life Insurance Company                                              3,002,482                    --
   Safeco Life Insurance                                                          3,000,000                    --
                                                                        --------------------------------------------
                                                                                 68,453,590            83,444,436

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities
                         of Allegheny Ludlum Corporation

                    Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

                                                                                  1998                  1997
                                                                        --------------------------------------------
Synthetic contracts:
   Caisse des Depots et Consignations                                            12,865,126             3,879,321
   Peoples Security Life Insurance Company                                        2,968,196             2,948,698
   Transamerica Occidental                                                       13,859,523            13,865,850
   Union Bank of Switzerland                                                      5,935,391             5,937,712
   Westdeutsche Landesbank Girozentrale                                          16,952,480            13,727,581
                                                                        --------------------------------------------
                                                                                 52,580,716            40,359,162

Temporary short-term investments                                                  4,248,515            10,765,309
Accrued interest receivable                                                       1,443,795               733,753
Other payables                                                                      (88,501)               (6,169)
                                                                        --------------------------------------------
Total net assets                                                               $126,638,115          $135,296,491
                                                                        ============================================

In May 1997, the ALC Fixed Income Master Trust received approximately $4,500,000 related to the Confederation Life Insurance Company Guaranteed Investment Contract in accordance with the liquidation plan. Management is unable to determine additional amounts, if any, that will be received by the ALC Fixed Income Master Trust.

The composition of net assets of the ALC Alliance Equity Master Trust at December 31, 1998 and 1997 was as follows:

                                                                                  1998                   1997
                                                                        --------------------------------------------
Investment in registered investment companies:
   Alliance Equity Fund S.A. #4 (6,966.434 and 865.194 shares,
     respectively)                                                              $47,408,255           $60,199,619
   Cash                                                                                 117                    90
   Operating payables                                                               (26,007)              (10,341)
                                                                        --------------------------------------------
Total net assets                                                                $47,382,365           $60,189,368
                                                                        ============================================

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities
                         of Allegheny Ludlum Corporation

                    Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

The composition of net assets of the ALC ATI Common Stock Master Trust at December 31, 1998 and 1997 was as follows:

                                                                                1998                    1997
                                                                        --------------------------------------------
Allegheny Teledyne Incorporated common stock (1,544,975 and 1,347,732
   shares, respectively)                                                       $31,575,427           $34,872,566
Receivables                                                                        196,291                 4,527
Short-Term Investment Fund                                                         450,324               738,595
Operating payables                                                                 (10,492)                 (822)
                                                                        --------------------------------------------
Total net assets                                                               $32,211,550           $35,614,866
                                                                        ============================================

The composition of assets of the ALC Lifestyle Growth Fund Master Trust at December 31, 1998 and 1997 was as follows:

                                                                                1998                     1997
                                                                        --------------------------------------------

Dreyfus Lifestyle Growth Fund                                                    $--                  $5,117,053
Operating payables                                                                --                          (5)
                                                                        --------------------------------------------
                                                                                 $--                  $5,117,048
                                                                        ============================================

The composition of assets of the ALC Lifestyle Income Fund Master Trust at December 31, 1998 and 1997 was as follows:

                                                                                1998                     1997
                                                                        --------------------------------------------

Dreyfus Lifestyle Income Fund                                                    $--                  $1,825,632
Operating payables                                                                --                          (2)
                                                                        --------------------------------------------
                                                                                 $--                  $1,825,630
                                                                        ============================================

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities
                         of Allegheny Ludlum Corporation

                    Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

The composition of assets of the ALC Lifestyle Growth and Income Fund Master Trust at December 31, 1998 and 1997 was as follows:

                                                                                1998                    1997
                                                                        --------------------------------------------
Dreyfus Lifestyle Growth and Income Fund                                         $--                 $22,740,752
Receivables                                                                       --                          56
                                                                        --------------------------------------------
                                                                                 $--                 $22,740,808
                                                                        ============================================


The composition of net assets of the Allegheny Teledyne Disciplined Stock Fund Master Trust at December 31, 1998 and 1997 was as follows:

                                                                                 1998                  1997
                                                                         ---------------------- --------------------
Corporate common stock                                                          $41,699,413              $--
Noninterest-bearing cash                                                             (5,217)              --
Receivables                                                                          58,761               --
Short-Term Investment Fund                                                        1,499,311               --
Operating payables                                                                  (51,809)              --
                                                                         ---------------------- --------------------
Total net assets                                                                $43,200,459              $--
                                                                         ====================== ====================

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities
                         of Allegheny Ludlum Corporation

                    Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

The composition of the changes in net assets of the various master trusts is as follows:

                                  ALC FIXED INCOME MASTER       ALC ALLIANCE EQUITY MASTER     ALC ATI COMMON STOCK MASTER
                                           TRUST                          TRUST                           TRUST
                                ----------------------------- ------------------------------- -------------------------------
                                                                   YEAR ENDED DECEMBER 31
                                ---------------------------------------------------------------------------------------------
                                    1998            1997           1998            1997            1998            1997
                                -------------- --------------- -------------- --------------- --------------- ---------------
Investment income (loss):
   Interest income (loss)       $   8,359,937   $  8,694,877     $        --     $       --       $     (113)    $    (1,554)
   Realized (loss) gain
     on sale of investments                --             --              --             --         (620,712)      1,835,342
   Unrealized
     (depreciation)
     appreciation in fair
     value of investments                  --             --              --             --       (5,308,345)      2,318,151
   Dividends                               --             --              --             --          934,022         837,662
   Net (loss) gain,
     registered
     investment companies                  --             --      (2,106,215)    13,819,313               --              --
   Net gain, common
     collective trusts                408,717        468,281              --             --           41,352          73,411
Other income                            1,147          1,343              --             --               --              --
Administrative expenses              (191,163)      (189,938)       (237,876)      (211,873)         (24,196)        (27,286)
Transfers                         (17,237,014)   (15,337,329)    (10,462,912)    (6,981,034)       1,574,676      (4,894,605)
                                -------------- --------------- -------------- --------------- --------------- ---------------
Net increase (decrease)            (8,658,376)    (6,362,766)    (12,807,003)     6,626,406       (3,403,316)        141,121
Total net assets at
   beginning of year              135,296,491    141,659,257      60,189,368     53,562,962       35,614,866      35,473,745
                                -------------- --------------- -------------- --------------- --------------- ---------------
Total net assets at end
   of year                       $126,638,115   $135,296,491     $47,382,365    $60,189,368      $32,211,550     $35,614,866
                                ============== =============== ============== =============== =============== ===============

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities
                         of Allegheny Ludlum Corporation

                    Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)



                                   ALC LIFESTYLE GROWTH              ALC LIFESTYLE INCOME               ALC LIFESTYLE GROWTH AND
                                     FUND MASTER TRUST                 FUND MASTER TRUST                INCOME FUND MASTER TRUST
                              ------------------------------------------------------------------------------------------------------
                                                                                        YEAR ENDED DECEMBER 31
                              ------------------------------------------------------------------------------------------------------
                                  1998*             1997              1998*             1997              1998*             1997
                              ------------------------------------------------------------------------------------------------------
Investment income (loss):
   Interest income (loss)     $         --      $         --      $         --      $        105      $         --      $          1

   Realized gain on sale
     of investments                     --                --                --                --                --                --
   Unrealized
     appreciation in
     fair value of
     investments                        --                --                --                --                --                --
   Dividends                            --                --                --                --                --                --
   Net gain, common
     collective trusts             514,556           882,650           109,828           152,034         1,558,031         3,853,009
Other loss                             (14)               --                --                --               (10)               --
Administrative expenses                (94)             (116)              (34)              (38)             (229)               --
Transfers                       (5,631,496)        2,285,394        (1,935,424)        1,083,338       (24,298,600)          838,793
                              ------------      ------------      ------------      ------------      ------------      ------------
Net increase (decrease)         (5,117,048)        3,167,928        (1,825,630)        1,235,439       (22,740,808)        4,691,803
Total net assets at
   beginning of year             5,117,048         1,949,120         1,825,630           590,191        22,740,808        18,049,005
                              ------------      ------------      ------------      ------------      ------------      ------------
Total net assets at end
   of year                    $         --      $  5,117,048      $         --      $  1,825,630      $         --      $ 22,740,808
                              ============      ============      ============      ============      ============      ============

                                  ALLEGHENY TELEDYNE
                                DISCIPLINED STOCK FUND
                                     MASTER TRUST
                              -------------------------
                                YEAR ENDED DECEMBER 31
                              -------------------------
                                      1998         1997
                              -------------------------
Investment income (loss):
   Interest income (loss)        $       (925)     $ --

   Realized gain on sale
     of investments                   107,964        --
   Unrealized
     appreciation in
     fair value of
     investments                    4,322,009        --
   Dividends                           87,868        --
   Net gain, common
     collective trusts                 26,165        --
Other loss                                 --        --
Administrative expenses               (51,809)       --
Transfers                          38,709,187        --
                                 ------------      ----
Net increase (decrease)            43,200,459        --
Total net assets at
   beginning of year                       --        --
                                 ------------      ----
Total net assets at end
   of year                       $ 43,200,459      $ --
                                 ============      ====

*  Partial year only. Reclassified as common collective trusts.

The average yield for 1998 and 1997 for the ALC Fixed Income Master Trust was 6.55% and 6.57%, respectively. Credited interest rates on the contracts ranged from 5.13% to 8.18% and 5.60% to 8.18% for 1998 and 1997, respectively, and are determined at contract inception.

Interest, realized and unrealized gains and losses, and management fees from the master trusts are included in the net gain (loss) from interest in Allegheny Ludlum Corporation Master Trusts on the statement of changes in net assets available for benefits.

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities
                         of Allegheny Ludlum Corporation

                    Notes to Financial Statements (continued)


4. INCOME TAX STATUS

The Plan has received a determination letter from the Internal Revenue Service dated February 1, 1996, stating that the Plan is qualified under Section 401(a) of the Internal Revenue Code of 1986 (the Code) and, therefore, the related trust is exempt from taxation. Once qualified, the Plan is required to operate in conformity with the Code to maintain its qualification. The plan administrator believes that the Plan is being operated in compliance with the applicable requirements of the Code and, therefore, believes that the Plan is qualified and the related trust is tax-exempt.

5. TRANSACTIONS WITH PARTIES-IN-INTEREST

Investment fees paid during the year for services rendered were based on customary and reasonable rates for such services.

6. YEAR 2000 READINESS DISCLOSURE (UNAUDITED)

The Plan Sponsor has determined that it will be necessary to take certain steps in order to ensure that the Plan's information systems are prepared to handle Year 2000 dates. The Plan Sponsor is taking a two-phase approach. The first phase addresses internal systems that must be modified or replaced to function properly. Internal resources are being utilized to upgrade or modify existing software applications, and test the software and equipment for the Year 2000 modifications. The Plan Sponsor believes that it has substantially completed this phase of the project. Costs associated with modifying software and equipment are not estimated to be significant and will be paid by the Plan Sponsor.

For the second phase of the project, plan management established formal communications with its third party service providers to determine that they have developed plans to address their own Year 2000 problems as they relate to the Plan's operations. All third party service providers have indicated that they expect to be Year 2000 compliant by mid-1999. If modification of data processing systems of either the Plan, the Plan Sponsor, or its service providers are not completed timely, the Year 2000 problem could have a material impact on the operations of the Plan. Plan management has not developed a contingency plan because they are confident that all material systems will be Year 2000 ready.

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities
                         of Allegheny Ludlum Corporation

                    Notes to Financial Statements (continued)


7. SUBSEQUENT EVENT

Effective July 1, 1999, the Plan will no longer offer the Dreyfus Small Company Value Fund as an investment option. The Dreyfus Emerging Leaders Fund will be offered to participants as a new investment option as of this date.

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities
                         of Allegheny Ludlum Corporation

                             EIN 25-1364874 Plan 007

            Line 27a--Schedule of Assets Held for Investment Purposes

                                December 31, 1998

                     DESCRIPTION                          UNITS/SHARES            COST              CURRENT VALUE
----------------------------------------------------------------------------------------------------------------------
Common Collective Trusts
Dreyfus Lifestyle Growth and Income Fund*              12,087.957 shares          $169,644           $   188,843

Dreyfus Lifestyle Growth Fund*                          8,593.007 shares           135,527               152,562

Dreyfus Lifestyle Income Fund*                          2,329.426 shares            29,010                30,833
                                                                          --------------------------------------------
Total Common Collective Trusts                                                     334,181               372,238

Registered Investment Companies
Dreyfus Small Company Value Fund*:
   Interest in Dreyfus Small Company Value Fund        25,701.455 shares           507,561               507,604

Dreyfus International Value Fund*:
   Interest in Dreyfus International Value Fund         1,024.492 shares            15,688                15,511
                                                                          --------------------------------------------
Total Registered Investment Companies                                              523,249               523,115
Participant loans                                         8.75% to 9.50%                 -               128,691
                                                                          --------------------------------------------
                                                                                  $857,430            $1,024,044
                                                                          ============================================


* Party-in-interest

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities
                         of Allegheny Ludlum Corporation

                             EIN 25-1364894 Plan 007

                  Line 27d--Schedule of Reportable Transactions

                          Year ended December 31, 1998

                                                                                             CURRENT
                                                                                            VALUE OF
                                                                                            ASSETS ON
                                           PURCHASE          SELLING         COST OF       TRANSACTION            NET
                 DESCRIPTION                PRICE             PRICE           ASSET            DATE              GAIN
-------------------------------------------------------------------------------------------------------------------------
Type (i) Transactions
---------------------
   Dreyfus Disciplined Stock Fund         $       --       $  696,463       $  680,132       $  696,463       $   16,331


Type (iii) Transactions
-----------------------
   Dreyfus Disciplined Stock Fund          1,003,544               --        1,003,544        1,003,544               --

   Dreyfus Disciplined Stock Fund                 --        1,626,969        1,567,313        1,626,969           59,656

   Dreyfus Small Company Value Fund          382,092               --          382,092          382,092               --

   Dreyfus Small Company Value Fund               --          462,905          453,192          462,905            9,713

   Dreyfus Lifestyle Income Fund             359,342               --          359,342          359,342               --

   Dreyfus Lifestyle Income Fund                  --          331,493          330,332          331,493            1,161


There were no Type (ii) or (iv) transactions during the year ended December 31, 1998.

                          Audited Financial Statements

                          Allegheny Ludlum Corporation
              Personal Retirement and 401(k) Savings Account Plan

                     Years ended December 31, 1998 and 1997
                       with Report of Independent Auditors

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

                          Audited Financial Statements

                     Years ended December 31, 1998 and 1997



                                    CONTENTS
Report of Independent Auditors ...............................................62

Audited Financial Statements

Statement of Net Assets Available for Benefits, with Fund Information as of December 31, 1998 ...................................................63
Statement of Net Assets Available for Benefits, with Fund Information as of December 31, 1997 ...................................................64
Statement of Changes in Net Assets Available for Benefits, with Fund
   Information, Year ended December 31, 1998 .................................65
Statement of Changes in Net Assets Available for Benefits, with Fund
   Information, Year ended December 31, 1997 .................................66
Notes to Financial Statements ................................................67


Supplemental Schedules

Line 27a--Schedule of Assets Held for Investment Purposes.....................76
Line 27d--Schedule of Reportable Transactions.................................77

                         Report of Independent Auditors


Personnel and Compensation Committee
Allegheny Ludlum Corporation

We have audited the accompanying statements of net assets available for benefits of the Allegheny Ludlum Corporation Personal Retirement and 401(k) Savings Account Plan as of December 31, 1998 and 1997, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Allegheny Ludlum Corporation Personal Retirement and 401(k) Savings Account Plan as of December 31, 1998 and 1997, and the changes in its net assets available for benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedules of assets held for investment purposes as of December 31, 1998, and reportable transactions for the year then ended, are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the financial statements. The Fund Information in the statements of net assets available for benefits and the statements of changes in net assets available for benefits is presented for purposes of additional analysis rather than to present the net assets available for benefits and changes in net assets available for benefits of each fund. The supplemental schedules and Fund Information have been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, are fairly stated in all material respects in relation to the financial statements taken as a whole.

                                            /s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
June 11, 1999

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

      Statement of Net Assets Available for Benefits, with Fund Information

                                December 31, 1998


                                 DREYFUS          DREYFUS          DREYFUS                                            ALLEGHENY
                                LIFESTYLE        LIFESTYLE        LIFESTYLE        ALLIANCE            FIXED           TELEDYNE
                                GROWTH AND        GROWTH           INCOME           EQUITY            INCOME         DISCIPLINED
                               INCOME FUND         FUND             FUND             FUND              FUND           STOCK FUND
                             -------------------------------------------------------------------------------------------------------
ASSETS
Investments:
   Interest in
     Allegheny Ludlum
     Corporation Master
     Trusts                  $         --     $         --     $         --      $  8,691,158      $ 36,265,505      $  6,844,452
   Interest in
     registered
     investment companies              --               --               --                --                --                --
   Interest in common
     collective trusts          4,543,488        1,633,809          636,848                --                --                --
Participant notes
  receivable                           --               --               --                --                --                --
Contributions receivable              380              339              265               379             5,577               655
Other receivables
   (payables)                         482            2,958           (5,753)          (24,153)          (22,957)           (4,570)
                             -------------------------------------------------------------------------------------------------------
Net assets available
   for benefits              $  4,544,350     $  1,637,106     $    631,360      $  8,667,384      $ 36,248,125      $  6,840,537
                             =======================================================================================================

                                   DREYFUS
                                    SMALL            DREYFUS
                                   COMPANY        INTERNATIONAL      COMPANY
                                    VALUE             VALUE           STOCK           PARTICIPANT
                                    FUND              FUND            FUND              LOANS            TOTAL
                             --------------------------------------------------------------------------------------
ASSETS
Investments:
   Interest in
     Allegheny Ludlum
     Corporation Master
     Trusts                     $         --      $         --     $  8,839,227      $         --     $ 60,640,342
   Interest in
     registered
     investment companies          2,469,580           649,083               --                --        3,118,663
   Interest in common
     collective trusts                    --                --               --                --        6,814,145
Participant notes
  receivable                              --                --               --         2,933,000        2,933,000
Contributions receivable                 442                91            1,202                --            9,330
Other receivables
   (payables)                         (6,315)            4,741          (12,235)            1,631          (66,171)
                             --------------------------------------------------------------------------------------
Net assets available
   for benefits                 $  2,463,707      $    653,915     $  8,828,194      $  2,934,631     $ 73,449,309
                             ======================================================================================


See accompanying notes.

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

      Statement of Net Assets Available for Benefits, with Fund Information

                                December 31, 1997



                              DREYFUS         DREYFUS          DREYFUS
                             LIFESTYLE       LIFESTYLE       LIFESTYLE       ALLIANCE          FIXED            DREYFUS
                             GROWTH AND       GROWTH           INCOME         EQUITY          INCOME          DISCIPLINED
                            INCOME FUND        FUND             FUND           FUND            FUND           STOCK FUND
                         --------------------------------------------------------------------------------------------------
ASSETS
Investments:
   Interest in
     Allegheny Ludlum
     Corporation Master
     Trusts                 $ 3,395,294     $   890,297     $   299,973     $10,447,614     $32,302,520     $        --
   Interest in
     registered
     investment
     companies                       --              --              --              --              --       5,119,259
Participant notes
  receivable                         --              --              --              --              --              --
                         --------------------------------------------------------------------------------------------------
Net assets available
   for benefits             $ 3,395,294     $   890,297     $   299,973     $10,447,614     $32,302,520     $ 5,119,259
                         ==================================================================================================


                            DREYFUS
                             SMALL            DREYFUS
                            COMPANY        INTERNATIONAL     COMPANY
                             VALUE             VALUE          STOCK         PARTICIPANT
                             FUND              FUND           FUND             LOANS          TOTAL
                         ----------------------------------------------------------------------------
ASSETS
Investments:
   Interest in
     Allegheny Ludlum
     Corporation Master
     Trusts               $        --     $        --     $ 7,256,888     $        --     $54,592,586
   Interest in
     registered
     investment
     companies              2,939,535         586,660              --              --       8,645,454
Participant notes
  receivable                       --              --              --       2,607,131       2,607,131
                         ----------------------------------------------------------------------------
Net assets available
   for benefits           $ 2,939,535     $   586,660     $ 7,256,888     $ 2,607,131     $65,845,171
                         =============================================================================


See accompanying notes.

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

Statement of Changes in Net Assets Available for Benefits, with Fund Information

                          Year ended December 31, 1998

                               DREYFUS                                                                                ALLEGHENY
                              LIFESTYLE          DREYFUS          DREYFUS                                              TELEDYNE
                               GROWTH           LIFESTYLE        LIFESTYLE           ALLIANCE          FIXED         DISCIPLINED
                              AND INCOME         GROWTH           INCOME              EQUITY          INCOME            STOCK
                                 FUND              FUND            FUND                FUND            FUND             FUND
                         -----------------------------------------------------------------------------------------------------------
Additions:
   Contributions:
     Employer                $     79,040     $     46,437     $     12,287      $    186,107      $  1,748,743      $    194,787
     Employee                     303,146          193,229           50,999           715,924         2,060,043           660,058
   Investment income
    (loss):
     Net gain (loss)
       from interest in
       Allegheny Ludlum
       Corporation
       Master Trusts              237,100           92,517           16,687          (436,144)        2,131,558           714,305
     Net gain (loss)
       from interest in
       registered
       investment
       companies                       --               --               --                --                --           539,236
     Net gain from
       interest in
       common collective
       trusts                     447,790          165,195           29,974                --                --                --
     Interest income                   --               --               --                --                --                --
     Other income (loss)                2               12              (14)            2,068              (148)            2,014
   Interfund transfers            224,638          286,786          233,801        (1,993,467)          (50,215)         (120,595)
                         -----------------------------------------------------------------------------------------------------------
Total additions                 1,291,716          784,176          343,734        (1,525,512)        5,889,981         1,989,805

Deductions:
   Distributions to
     participants                 142,660           37,367           12,347           254,718         1,944,376           268,527
                         -----------------------------------------------------------------------------------------------------------

Net additions
   (deductions)                 1,149,056          746,809          331,387        (1,780,230)        3,945,605         1,721,278
Net assets available
   for benefits at
   beginning of year            3,395,294          890,297          299,973        10,447,614        32,302,520         5,119,259
                         -----------------------------------------------------------------------------------------------------------
Net assets available
   for benefits at end
   of year                   $  4,544,350     $  1,637,106     $    631,360      $  8,667,384      $ 36,248,125      $  6,840,537
                         ===========================================================================================================

                                DREYFUS
                                 SMALL             DREYFUS
                                COMPANY         INTERNATIONAL        COMPANY
                                 VALUE              VALUE             STOCK          PARTICIPANT
                                  FUND              FUND               FUND             LOANS           TOTAL
                         --------------------------------------------------------------------------------------
Additions:
   Contributions:
     Employer               $    108,429      $     27,702      $    192,191      $         --     $  2,595,723
     Employee                    368,202           116,677           428,865                --        4,897,143
   Investment income
    (loss):
     Net gain (loss)
       from interest in
       Allegheny Ludlum
       Corporation
       Master Trusts                  --                --          (776,221)               --        1,979,802
     Net gain (loss)
       from interest in
       registered
       investment
       companies                (247,964)           61,006                --                --          352,278
     Net gain from
       interest in
       common collective
       trusts                         --                --                --                --          642,959
     Interest income                  --                --                --           246,535          246,535
     Other income (loss)             598               178               471                 4            5,185
   Interfund transfers          (621,794)         (126,367)        2,020,274           146,939               --
                         --------------------------------------------------------------------------------------
Total additions                 (392,529)           79,196         1,865,580           393,478       10,719,625

Deductions:
   Distributions to
     participants                 83,299            11,941           294,274            65,978        3,115,487
                         --------------------------------------------------------------------------------------

Net additions
   (deductions)                 (475,828)           67,255         1,571,306           327,500        7,604,138
Net assets available
   for benefits at
   beginning of year           2,939,535           586,660         7,256,888         2,607,131       65,845,171
                         --------------------------------------------------------------------------------------
Net assets available
   for benefits at end
   of year                  $  2,463,707      $    653,915      $  8,828,194      $  2,934,631     $ 73,449,309
                         =======================================================================================

See accompanying notes.

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

Statement of Changes in Net Assets Available for Benefits, with Fund Information

                          Year ended December 31, 1997


                               DREYFUS
                              LIFESTYLE          DREYFUS          DREYFUS                                              DREYFUS
                               GROWTH           LIFESTYLE        LIFESTYLE        ALLIANCE           FIXED           DISCIPLINED
                             AND INCOME          GROWTH           INCOME           EQUITY            INCOME             STOCK
                                FUND              FUND             FUND             FUND              FUND              FUND
                         -----------------------------------------------------------------------------------------------------------
Additions:
   Contributions:
     Employer               $     68,380      $     28,734     $      8,998     $    201,521      $  1,975,995      $    152,920
     Employee                    241,851           114,142           37,916          751,807         2,098,166           509,756
   Investment income:
     Net gain from
       interest in
       Allegheny Ludlum
       Corporation
       Master Trusts             570,237           134,743           25,255        2,223,395         2,075,054                --
     Net gain from
       interest in
       registered
       investment
       companies                      --                --               --               --                --           979,736
     Interest income                  --                --               --               --                --                --
   Interfund transfers           (95,907)          362,740          119,771         (511,598)       (3,241,130)        1,203,696
                         -----------------------------------------------------------------------------------------------------------
Total additions                  784,561           640,359          191,940        2,665,125         2,908,085         2,846,108

Deductions:
   Distributions to
     participants                 82,209             5,555            1,177          145,776         1,872,554            65,210
                         -----------------------------------------------------------------------------------------------------------

Net additions                    702,352           634,804          190,763        2,519,349         1,035,531         2,780,898
Net assets available
   for benefits at
   beginning of year           2,692,942           255,493          109,210        7,928,265        31,266,989         2,338,361
                         -----------------------------------------------------------------------------------------------------------
Net assets available
   for benefits at end
   of year                  $  3,395,294      $    890,297     $    299,973     $ 10,447,614      $ 32,302,520      $  5,119,259
                         ===========================================================================================================


                              DREYFUS
                               SMALL          DREYFUS
                              COMPANY      INTERNATIONAL         COMPANY
                               VALUE           VALUE             STOCK         PARTICIPANT
                               FUND            FUND              FUND             LOANS           TOTAL
                         ----------------------------------------------------------------------------------
Additions:
   Contributions:
     Employer             $     91,965     $     27,724     $    229,621      $         --     $  2,785,858
     Employee                  316,135          110,902          503,062                --        4,683,737
   Investment income:
     Net gain from
       interest in
       Allegheny Ludlum
       Corporation
       Master Trusts                --               --          847,855                --        5,876,539
     Net gain from
       interest in
       registered
       investment
       companies               393,809           27,398               --                --        1,400,943
     Interest income                --               --               --           197,613          197,613
   Interfund transfers       1,668,466          231,424         (182,497)          445,035               --
                         ----------------------------------------------------------------------------------
Total additions              2,470,375          397,448        1,398,041           642,648       14,944,690

Deductions:
   Distributions to
     participants               29,156           19,175          314,277                --        2,535,089
                         ----------------------------------------------------------------------------------

Net additions                2,441,219          378,273        1,083,764           642,648       12,409,601
Net assets available
   for benefits at
   beginning of year           498,316          208,387        6,173,124         1,964,483       53,435,570
                         ----------------------------------------------------------------------------------
Net assets available
   for benefits at end
   of year                $  2,939,535     $    586,660     $  7,256,888      $  2,607,131     $ 65,845,171
                         ==================================================================================


See accompanying notes.

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

                          Notes to Financial Statements

                                December 31, 1998


1. SIGNIFICANT ACCOUNTING POLICIES

Investments are stated at fair value determined as follows:

       The Company Stock Fund consists of investments in Allegheny Teledyne Incorporated (Allegheny Teledyne) common stock and is stated at the quoted market price as listed on the New York Stock Exchange.

       The Fixed Income Fund is stated at cost plus net earnings, which approximates market value and is provided by the Plan's trustee.

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

2. DESCRIPTION OF THE PLAN

The purpose of the Allegheny Ludlum Corporation Personal Retirement and 401(k) Savings Account Plan (the Plan) is to provide retirement benefits to eligible employees of Allegheny Ludlum Corporation (ALC) through company contributions and to encourage employee thrift by permitting eligible employees to defer a part of their compensation and contribute such deferral to the Plan. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. ALC is a wholly owned subsidiary of Allegheny Teledyne.

ALC, the Plan Sponsor, contributes to the Plan fifty cents per hour worked per eligible employee. Unless otherwise specified by the participant, all contributions are made to the Fixed Income Fund. Such contributions are made only from current income or accumulated earnings of the Plan Sponsor.

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

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

                    Notes to Financial Statements (continued)

2. DESCRIPTION OF THE PLAN (CONTINUED)

The investment options provided by the Plan are as follows:

       Dreyfus Lifestyle Growth and Income Fund--invests in equity and fixed income securities and may invest up to 15% of its assets in international securities.

       Dreyfus Lifestyle Growth Fund--invests in equity and fixed income securities and may invest up to 25% of its assets in international securities.

       Dreyfus Lifestyle Income Fund--consists of common stock, fixed income securities and short-term money market instruments.

       Alliance Equity Fund--consists of common stock.

       Fixed Income Fund--consists of amounts invested in insurance companies or other financial institutions under an agreement with repayment in full, plus interest at a fixed rate.

       Allegheny Teledyne Disciplined Stock Fund--invests in equity securities and may invest up to 20% of its assets in high quality money market accounts. Effective November 1, 1998, the Dreyfus Disciplined Stock Fund changed from a mutual fund to a separate account structure, and will be known as the Allegheny Teledyne Disciplined Stock Fund. Investment objective and strategy remain the same.

       Dreyfus Small Company Value Fund--invests primarily in small company equities, and to a limited degree, in bonds and money market instruments.

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

A participant may make an "in-service" withdrawal of all or part of the value of his account attributable to employer contributions. Contributions made to an employee's 401(k) account may

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

                    Notes to Financial Statements (continued)

2. DESCRIPTION OF THE PLAN (CONTINUED)

be withdrawn at age 59-1/2, or in the event of financial hardship prior to age 59-1/2. Upon termination of employment or retirement, a participant is fully entitled to his account balance.

In the event that the Plan is completely or partially terminated or ALC completely discontinues contributions, all amounts credited to the accounts of the affected participants shall immediately become fully vested and nonforfeitable.

Further information about the Plan, including eligibility, vesting, contributions and withdrawals, is contained in the Summary Plan Description and related contracts. Copies of this Summary Plan Description are available from the Allegheny Teledyne Personnel and Compensation Committee.

3. INVESTMENTS

As of December 31, 1998, the Plan is a participant in the ALC Fixed Income Master Trust, the ALC Alliance Equity Master Trust, the ALC ATI Common Stock Master Trust, and the ALC Dreyfus Disciplined Stock Fund Master Trust. During 1998, the Dreyfus Lifestyle Growth and Income Fund, the Dreyfus Lifestyle Growth Fund, and the Dreyfus Lifestyle Income Fund were reclassified as common collective trusts from master trusts, while the Allegheny Teledyne Disciplined Stock Fund was reclassified to a master trust from the Dreyfus Disciplined Stock Fund, a registered investment company. The Plan's participating interests in these master trusts as of December 31, 1998 and 1997 were as follows:

                                                                                1998                  1997
                                                                        --------------------------------------------
ALC Fixed Income Master Trust                                                  28.63%                23.88%
ALC Alliance Equity Master Trust                                               18.34%                17.36%
ALC ATI Common Stock Master Trust                                              27.44%                20.38%
ALC Lifestyle Growth Fund Master Trust                                            --%                17.40%
ALC Lifestyle Income Fund Master Trust                                            --%                16.43%
ALC Lifestyle Growth and Income Fund Master Trust                                 --%                14.93%
Allegheny Teledyne Disciplined Stock Fund Master Trust                         15.84%                   --%

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

                    Notes to Financial Statements (continued)

3. INVESTMENTS (CONTINUED)

The composition of the net assets of the ALC Fixed Income Master Trust at December 31, 1998 and 1997 was as follows:

                                                       1998                1997
                                               ----------------------------------------
Guaranteed investment contracts:
   Confederation Life Insurance Company           $       2,575      $      29,118
   Continental Assurance Company                             --          6,718,924
   John Hancock Life Insurance Company                5,100,000          2,600,000
   Life Insurance Company of Virginia                        --          8,725,219
   New York Life Insurance Company                   13,258,607         15,169,828
   Pacific Mutual Life Insurance Company              6,167,430          5,793,190
   Peoples Security Life Insurance Company           10,367,671         11,038,629
   Prudential Insurance Company                              --          6,144,220
   Southland Life Insurance Company                  10,752,479         16,288,645
   Transamerica Occidental                           11,296,810         10,936,663
   Sun America, Inc.                                  3,000,000                 --
   Business Mens Assurance Company of America         2,505,536                 --
   Protective Life Insurance Company                  3,002,482                 --
   Safeco Life Insurance                              3,000,000                 --
                                               ----------------------------------------
                                                     68,453,590         83,444,436

Synthetic contracts:
   Caisse des Depots et Consignations                12,865,126          3,879,321
   Peoples Security Life Insurance Company            2,968,196          2,948,698
   Transamerica Occidental                           13,859,523         13,865,850
   Union Bank of Switzerland                          5,935,391          5,937,712
   Westdeutsche Landesbank Girozentrale              16,952,480         13,727,581
                                               ----------------------------------------
                                                     52,580,716         40,359,162

Temporary short-term investments                      4,248,515         10,765,309
Accrued interest receivable                           1,443,795            733,753
Other payables                                          (88,501)            (6,169)
                                               ----------------------------------------
Total net assets                                  $ 126,638,115      $ 135,296,491
                                               ========================================

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

                    Notes to Financial Statements (continued)

3. INVESTMENTS (CONTINUED)

In May 1997, the ALC Fixed Income Master Trust received approximately $4,500,000 related to the Confederation Life Insurance Company Guaranteed Investment Contract in accordance with the liquidation plan. Management is unable to determine additional amounts, if any, that will be received by the ALC Fixed Income Master Trust.

The composition of net assets of the ALC Alliance Equity Master Trust at December 31, 1998 and 1997 was as follows:

                                                                                  1998                  1997
                                                                        --------------------------------------------
Investment in registered investment companies:
   Alliance Equity Fund S.A. #4 (6,966.434 and 865.194 shares,
     respectively)                                                             $ 47,408,255          $ 60,199,619
   Cash                                                                                 117                    90
   Operating payables                                                               (26,007)              (10,341)
                                                                        --------------------------------------------
Total net assets                                                               $ 47,382,365          $ 60,189,368
                                                                        ============================================

The composition of net assets of the ALC ATI Common Stock Master Trust at December 31, 1998 and 1997 was as follows:

                                                                                  1998                  1997
                                                                        --------------------------------------------
Allegheny Teledyne Incorporated common stock (1,544,975 and 1,347,732
   shares, respectively)                                                       $ 31,575,427          $ 34,872,566
Receivables                                                                         196,291                 4,527
Short-Term Investment Fund                                                          450,324               738,595
Operating payables                                                                  (10,492)                 (822)
                                                                        --------------------------------------------
Total net assets                                                               $ 32,211,550          $ 35,614,866
                                                                        ============================================

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

                    Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

The composition of assets of the ALC Lifestyle Growth Fund Master Trust at December 31, 1998 and 1997 was as follows:

                                                                                  1998                  1997
                                                                        --------------------------------------------
Dreyfus Lifestyle Growth Fund                                                  $        --           $ 5,117,053
Operating payables                                                                      --                    (5)
                                                                        --------------------------------------------
                                                                               $        --           $ 5,117,048
                                                                        ============================================

The composition of assets of the ALC Lifestyle Income Fund Master Trust at December 31, 1998 and 1997 was as follows:

                                                                                  1998                  1997
                                                                        --------------------------------------------
Dreyfus Lifestyle Income Fund                                                  $        --           $ 1,825,632
Operating payables                                                                      --                    (2)
                                                                        --------------------------------------------
                                                                               $        --           $ 1,825,630
                                                                        ============================================

The composition of assets of the ALC Lifestyle Growth and Income Fund Master Trust at December 31, 1998 and 1997 was as follows:

                                                                                  1998                  1997
                                                                        --------------------------------------------
Dreyfus Lifestyle Growth and Income Fund                                       $        --           $22,740,752
Receivables                                                                             --                    56
                                                                        ============================================
                                                                               $        --           $22,740,808
                                                                        ============================================

The composition of net assets of the Allegheny Teledyne Disciplined Stock Fund Master Trust at December 31, 1998 and 1997 was as follows:

                                                                                  1998                  1997
                                                                        --------------------------------------------
Corporate common stock                                                         $41,699,413           $        --
Noninterest-bearing cash                                                            (5,217)                   --
Receivables                                                                         58,761                    --
Short-Term Investment Fund                                                       1,499,311                    --
Operating payables                                                                 (51,809)                   --
                                                                        --------------------------------------------
Total net assets                                                               $43,200,459           $        --
                                                                        ============================================

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

                    Notes to Financial Statements (continued)



3. INVESTMENTS (CONTINUED)

The composition of the changes in net assets of the various master trusts is as follows:

                                ALC FIXED INCOME MASTER       ALC ALLIANCE EQUITY MASTER    ALC ATI COMMON STOCK MASTER
                                        TRUST                           TRUST                          TRUST
                            ----------------------------------------------------------------------------------------------
                                                              YEAR ENDED DECEMBER 31
                            ----------------------------------------------------------------------------------------------
                                 1998            1997            1998           1997            1998            1997
                            ----------------------------------------------------------------------------------------------
Investment income (loss):
   Interest income (loss)   $  8,359,937    $  8,694,877     $        --     $        --   $      (113)     $    (1,554)
   Realized (loss) gain
     on sale of investments           --              --              --              --      (620,712)       1,835,342
   Unrealized
     (depreciation)
     appreciation in fair
     value of investments             --              --              --              --    (5,308,345)       2,318,151
   Dividends                          --              --              --              --       934,022          837,662
   Net (loss) gain,
     registered
     investment companies             --              --      (2,106,215)     13,819,313            --               --
   Net gain, common
     collective trusts           408,717         468,281              --              --        41,352           73,411
Other income                       1,147           1,343              --              --            --               --
Administrative expenses         (191,163)       (189,938)       (237,876)       (211,873)      (24,196)         (27,286)
Transfers                    (17,237,014)    (15,337,329)    (10,462,912)     (6,981,034)    1,574,676       (4,894,605)
                            ----------------------------------------------------------------------------------------------
Net increase (decrease)       (8,658,376)     (6,362,766)    (12,807,003)      6,626,406    (3,403,316)         141,121
Total net assets at
   beginning of year         135,296,491     141,659,257      60,189,368      53,562,962    35,614,866       35,473,745
                            ----------------------------------------------------------------------------------------------
Total net assets at end
   of year                  $126,638,115    $135,296,491     $47,382,365     $60,189,368   $32,211,550      $35,614,866
                            ==============================================================================================

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

                    Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)


                                                                                    ALC LIFESTYLE GROWTH      ALLEGHENY TELEDYNE
                              ALC LIFESTYLE GROWTH     ALC LIFESTYLE INCOME FUND   AND INCOME FUND MASTER     DISCIPLINED STOCK
                               FUND MASTER TRUST             MASTER TRUST                   TRUST             FUND MASTER TRUST
                            -------------------------------------------------------------------------------------------------------
                                                                    YEAR ENDED DECEMBER 31
                            -------------------------------------------------------------------------------------------------------
                               1998*        1997         1998*          1997         1998*        1997         1998        1997
                            -------------------------------------------------------------------------------------------------------
Investment income:
   Interest income (loss)   $       --   $       --   $       --    $      105   $        --  $         1  $      (925)    $ --
   Realized gain on sale
     of investments                 --           --           --            --            --           --      107,964       --
   Unrealized
     appreciation in fair
     value of investments           --           --           --            --            --           --    4,322,009       --
   Dividends                        --           --           --            --            --           --       87,868       --
   Net gain, common
     collective trusts         514,556      882,650      109,828       152,034     1,558,031    3,853,009       26,165       --
Other loss                         (14)          --           --            --           (10)          --           --       --
Administrative expenses            (94)        (116)         (34)          (38)         (229)          --      (51,809)      --
Transfers                   (5,631,496)   2,285,394   (1,935,424)    1,083,338   (24,298,600)     838,793   38,709,187       --
                            -------------------------------------------------------------------------------------------------------
Net increase (decrease)     (5,117,048)   3,167,928   (1,825,630)    1,235,439   (22,740,808)   4,691,803   43,200,459       --
Total net assets at
   beginning of year         5,117,048    1,949,120    1,825,630       590,191    22,740,808   18,049,005           --       --
                            -------------------------------------------------------------------------------------------------------
Total net assets at end
   of year                  $       --   $5,117,048   $       --    $1,825,630   $        --  $22,740,808  $43,200,459     $ --
                            =======================================================================================================

* Partial year only. Reclassed as common collective trusts.

The average yield for 1998 and 1997 for the ALC Fixed Income Master Trust was 6.55% and 6.57%, respectively. Credited interest rates on the contracts ranged from 5.13% to 8.18% and 5.60% to 8.18% for 1998 and 1997, respectively, and are determined at contract inception.

Interest, realized and unrealized gains and losses, and management fees from the master trusts are included in the net gain (loss) from interest in Allegheny Ludlum Corporation Master Trusts on the statement of changes in net assets available for benefits.

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

                    Notes to Financial Statements (continued)

4. INCOME TAX STATUS

The Plan has received a determination letter from the Internal Revenue Service dated November 30, 1995, stating that the Plan is qualified under Section 401(a) of the Internal Revenue Code of 1986 (the Code) and, therefore, the related trust is exempt from taxation. Once qualified, the Plan is required to operate in conformity with the Code to maintain its qualification. The plan administrator believes that the Plan is being operated in compliance with the applicable requirements of the Code and, therefore, believes that the Plan is qualified and the related trust is tax-exempt.

5. TRANSACTIONS WITH PARTIES-IN-INTEREST

Investment fees paid during the year for services rendered were based on customary and reasonable rates for such services.

6. YEAR 2000 READINESS DISCLOSURE (UNAUDITED)

The Plan Sponsor has determined that it will be necessary to take certain steps in order to ensure that the Plan's information systems are prepared to handle Year 2000 dates. The Plan Sponsor is taking a two-phase approach. The first phase addresses internal systems that must be modified or replaced to function properly. Internal resources are being utilized to upgrade or modify existing software applications, and test the software and equipment for the Year 2000 modifications. The Plan Sponsor believes that it has substantially completed this phase of the project. Costs associated with modifying software and equipment are not estimated to be significant and will be paid by the Plan Sponsor.

For the second phase of the project, plan management established formal communications with its third party service providers to determine that they have developed plans to address their own Year 2000 problems as they relate to the Plan's operations. All third party service providers have indicated that they expect to be Year 2000 compliant by mid-1999. If modification of data processing systems of either the Plan, the Plan Sponsor, or its service providers are not completed timely, the Year 2000 problem could have a material impact on the operations of the Plan. Plan management has not developed a contingency plan because they are confident that all material systems will be Year 2000 ready.

7. SUBSEQUENT EVENT

Effective July 1, 1999, the Plan will no longer offer the Dreyfus Small Company Value Fund as an investment option. The Dreyfus Emerging Leaders Fund will be offered to participants as a new investment plan as of this date.

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

                             EIN 25-1364894 Plan 005

            Line 27a--Schedule of Assets Held for Investment Purposes

                                December 31, 1998


                    DESCRIPTION                          UNITS/SHARES            COST VALUE         CURRENT VALUE
----------------------------------------------------------------------------------------------------------------------
Common Collective Trusts
------------------------

Dreyfus Lifestyle Growth and Income Fund*             290,831.764 shares        $4,092,946          $  4,543,488

Dreyfus Lifestyle Growth Fund*                         92,023.631 shares         1,458,356             1,633,809

Dreyfus Lifestyle Income Fund*                         48,113.299 shares           607,095               636,848
                                                                          --------------------------------------------
Total Common Collective Trusts                                                   6,158,397             6,814,145

Registered Investment Companies
-------------------------------

Dreyfus Small Company Value Fund*:
   Interest in Dreyfus Small Company Value Fund       125,042.004 shares         2,444,924             2,469,580

Dreyfus International Value Fund*:
   Interest in Dreyfus International Value Fund        42,872.062 shares           656,677               649,083
                                                                          --------------------------------------------
Total Registered Investment Companies                                            3,101,601             3,118,663

Participant loans                                       8.75% to 9.50%                  --             2,933,000
                                                                          --------------------------------------------
                                                                                $9,259,998           $12,865,808
                                                                          ============================================


*Party-in-interest

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

                             EIN 25-1364894 Plan 005

                  Line 27d--Schedule of Reportable Transactions

                          Year ended December 31, 1998


                                                                                             CURRENT
                                                                                             VALUE OF
                                                                                             ASSETS ON         NET
                                                   PURCHASE      SELLING       COST OF      TRANSACTION        GAIN
                  DESCRIPTION                       PRICE         PRICE         ASSET           DATE          (LOSS)
-----------------------------------------------------------------------------------------------------------------------
Type (i) Transactions
---------------------

   Dreyfus Disciplined Stock Fund                $        --   $5,863,898    $5,316,402    $5,863,898       $547,496

   Dreyfus Lifestyle Growth and Income Fund        3,918,436           --     3,918,436     3,918,436             --

Type (iii) Transactions
-----------------------

   Dreyfus Disciplined Stock Fund                  3,175,393           --     3,175,393     3,175,393             --

   Dreyfus Disciplined Stock Fund                          -    8,827,353     8,026,593     8,827,353        800,760

   Dreyfus Lifestyle Growth and Income Fund        4,418,302           --     4,418,302     4,418,302             --

   Dreyfus Lifestyle Growth and Income Fund               --      322,604       325,355       322,604         (2,751)


There were no Type (ii) or (iv) transactions during the year ended December 31, 1998.

                          Audited Financial Statements

                                    Teledyne
                                   401(k) Plan

                     Years ended December 31, 1998 and 1997
                       with Report of Independent Auditors

                                    Teledyne
                                   401(k) Plan

                          Audited Financial Statements

                     Years ended December 31, 1998 and 1997




                                    CONTENTS

Report of Independent Auditors .......................................................80

Audited Financial Statements

Statements of Net Assets Available for Benefits ......................................81
Statement of Changes in Net Assets Available for Benefits, with Fund Information,
   Year ended December 31, 1998 ......................................................82
Statement of Changes in Net Assets Available for Benefits, with Fund Information,
   Year ended December 31, 1997 ......................................................83
Notes to Financial Statements ........................................................84


Supplemental Schedules

Line 27a--Schedule of Assets Held for Investment Purposes.............................90
Line 27d--Schedule of Reportable Transactions.........................................91

                         Report of Independent Auditors

Personnel and Compensation Committee
Allegheny Teledyne Incorporated

We have audited the accompanying statements of net assets available for benefits of the Teledyne 401(k) Plan as of December 31, 1998 and 1997, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, information regarding the Plan's net assets available for benefits at December 31, 1998 and 1997, and the changes therein for the years then ended, in conformity with generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of assets held for investment purposes as of December 31, 1998, and reportable transactions for the year then ended, are presented for the purpose of additional analysis and are not a required part of the basic financial statements but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The Fund Information in the statements of changes in net assets available for benefits is presented for purposes of additional analysis rather than to present the changes in net assets available for benefits of each fund. The supplemental schedules and Fund Information have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                          /s/ Ernst & Young LLP


Pittsburgh, Pennsylvania
June 11, 1999

                                    Teledyne
                                   401(k) Plan

                 Statements of Net Assets Available for Benefits

                                 (000s Omitted)

                                                             DECEMBER 31
                                                         1998           1997
                                                       ------------------------
Investments at fair value:
   Interest in collective investment fund:
     Income Accumulation Fund                          $ 18,689       $ 14,695
     Growth Stock Fund                                       --         21,453
                                                       -----------------------
   Total interest in collective investment funds         18,689         36,148

   Mutual funds:
     Pioneer Growth Fund                                 23,626             --

   Teledyne custom funds:
     Teledyne Bond Index Fund                             9,266          5,475
     Teledyne Country Selector Fund                       5,793          4,450
     Allegheny Teledyne Stock Fund                       15,936         18,329
     Teledyne S&P 500 Stock Fund                        109,171         78,949
     Teledyne LifePath 2000 Fund                          2,696          2,067
     Teledyne LifePath 2010 Fund                          7,845          5,904
     Teledyne LifePath 2020 Fund                         30,589         24,741
     Teledyne LifePath 2030 Fund                          7,120          4,967
     Teledyne LifePath 2040 Fund                          6,623          4,298
                                                       -----------------------
   Total Teledyne custom funds                          195,039        149,180

Loans receivable from participants                        7,002          5,385
                                                       -----------------------
Net assets available for benefits                      $244,356       $190,713
                                                       =======================


See accompanying notes.

                                    Teledyne
                                   401(k) Plan

           Statement of Changes in Net Assets Available for Benefits,
                              with Fund Information

                          Year ended December 31, 1998

                                 (000s Omitted)

                                                                   TELEDYNE    TELEDYNE                      TELEDYNE
                           INCOME        GROWTH      PIONEER         BOND       COUNTRY      ALLEGHENY       S&P 500      TELEDYNE
                        ACCUMULATION     STOCK        GROWTH        INDEX      SELECTOR      TELEDYNE         STOCK      LIFEPATH
                            FUND          FUND         FUND          FUND        FUND        STOCK FUND        FUND      2000 FUND
                          ---------     ---------    ---------     ---------   ---------      ---------      ---------    ---------
Additions:
   Interest income        $     982     $      --    $      --     $      --   $      --      $      --      $      --    $      --
   Net realized/
     unrealized
     appreciation
     (depreciation)
     in fair value of
     investments                 --           261        1,614           638         903         (3,340)        23,350          223
  Contributions from
     participants             2,476         4,585          238         1,412       1,162          2,348         11,699          339
  Contributions from
     employer                   693         1,156           26           346         281            653          2,768           87
  Rollover
     contributions              116           217           11           137          48             62            419           10
  Other, net                    255           (16)          --            12          (7)            (6)           (72)           4
  Interfund transfers         2,205       (25,571)      21,798         1,851        (478)          (736)          (412)         257
                          ---------     ---------    ---------     ---------   ---------      ---------      ---------    ---------
Total additions               6,727       (19,368)      23,687         4,396       1,909         (1,019)        37,752          920

Deductions:
  Distributions to
     participants or
     their beneficiaries      2,562         1,906           61           556         464          1,171          6,506          286
  Transfers of plan
     assets                     171           179           --            49         102            203          1,024            5
                          ---------     ---------    ---------     ---------   ---------      ---------      ---------    ---------
Total deductions              2,733         2,085           61           605         566          1,374          7,530          291
                          ---------     ---------    ---------     ---------   ---------      ---------      ---------    ---------
Net additions
   (deductions)               3,994       (21,453)      23,626         3,791       1,343         (2,393)        30,222          629
Net assets available
   for benefits at
   beginning of year         14,695        21,453           --         5,475       4,450         18,329         78,949        2,067
                          ---------     ---------    ---------     ---------   ---------      ---------      ---------    ---------
Net assets available
   for benefits at
   end of year            $  18,689     $      --    $  23,626     $   9,266   $   5,793      $  15,936      $ 109,171    $   2,696
                          =========     =========    =========     =========   =========      =========      =========    =========


                            TELEDYNE       TELEDYNE      TELEDYNE      TELEDYNE
                          LIFEPATH       LIFEPATH       LIFEPATH       LIFEPATH         LOAN          SWEEP
                          2010 FUND      2020 FUND      2030 FUND      2040 FUND        FUND         ACCOUNT         TOTAL
                           ---------     ---------      ---------      ---------      ---------     ---------      ---------
Additions:
   Interest income         $      --     $      --      $      --      $      --      $     549     $      --      $   1,531
   Net realized/
     unrealized
     appreciation
     (depreciation)
     in fair value of
     investments                 944         4,703          1,185          1,178             --           (13)        31,646
  Contributions from
     participants              1,156         3,022          1,098          1,216             --            --         30,751
  Contributions from
     employer                    267           771            283            308             --            --          7,639
  Rollover
     contributions                29           187             87             87             --            --          1,410
  Other, net                      46           (27)           (11)            (4)            --            (1)           173
  Interfund transfers             27        (1,024)           155             87          1,816            25             --
                           ---------     ---------      ---------      ---------      ---------     ---------      ---------
Total additions                2,469         7,632          2,797          2,872          2,365            11         73,150

Deductions:
  Distributions to
     participants or
     their beneficiaries         386         1,482            553            425            748            11         17,117
  Transfers of plan
     assets                      142           302             91            122             --            --          2,390
                           ---------     ---------      ---------      ---------      ---------     ---------      ---------
Total deductions                 528         1,784            644            547            748            11         19,507
                           ---------     ---------      ---------      ---------      ---------     ---------      ---------
Net additions
   (deductions)                1,941         5,848          2,153          2,325          1,617            --         53,643
Net assets available
   for benefits at
   beginning of year           5,904        24,741          4,967          4,298          5,385            --        190,713
                           ---------     ---------      ---------      ---------      ---------     ---------      ---------
Net assets available
   for benefits at
   end of year             $   7,845     $  30,589      $   7,120      $   6,623      $   7,002     $      --      $ 244,356
                           =========     =========      =========      =========      =========     =========      =========


See accompanying notes.

                                    Teledyne
                                   401(k) Plan

           Statement of Changes in Net Assets Available for Benefits,
                             with Fund Information

                          Year ended December 31, 1997

                                 (000s Omitted)

                                                     TELEDYNE      TELEDYNE
                           INCOME       GROWTH         BOND        COUNTRY      ALLEGHENY     TELEDYNE      TELEDYNE
                        ACCUMULATION    STOCK         INDEX        SELECTOR     TELEDYNE      S&P 500       LIFEPATH
                            FUND         FUND          FUND          FUND       STOCK FUND   STOCK FUND     2000 FUND
                          --------     --------      --------      --------      --------     --------      --------
Additions:
  Interest income         $    830     $     --      $     --      $     --      $     --     $     --      $     --
   Net realized/
     unrealized
     appreciation
     (depreciation)
     in fair value of
     investments                --          813           451          (164)        2,069       18,507           177
  Contributions from
     participants            2,408        5,409         1,268         1,391         2,434       10,475           387
  Contributions from
     employer                  346          555           147           144           280        1,050            41
  Rollover
     contributions             495          417           117            84           130          713             5
  Other, net                   289           82            --            (2)           10           (5)           (2)
  Interfund transfers          784       (3,027)         (197)         (738)          589        1,280           (48)
                          --------     --------      --------      --------      --------     --------      --------
Total additions              5,152        4,249         1,786           715         5,512       32,020           560

Deductions:
  Distributions to
     participants or
     their beneficiaries     2,505        1,161           432           378         1,726        4,381           175
  Transfers of plan
     assets                     49           92             5             8            83          103             9
                          --------     --------      --------      --------      --------     --------      --------
Total deductions             2,554        1,253           437           386         1,809        4,484           184
                          --------     --------      --------      --------      --------     --------      --------
Net additions
   (deductions)              2,598        2,996         1,349           329         3,703       27,536           376
Net assets available
   for benefits at
   beginning of year        12,097       18,457         4,126         4,121        14,626       51,413         1,691
                          --------     --------      --------      --------      --------     --------      --------
Net assets available
   for benefits at
   end of year            $ 14,695     $ 21,453      $  5,475      $  4,450      $ 18,329     $ 78,949      $  2,067
                          ========     ========      ========      ========      ========     ========      ========


                          TELEDYNE     TELEDYNE      TELEDYNE        TELEDYNE
                          LIFEPATH      LIFEPATH      LIFEPATH       LIFEPATH       LOAN        SWEEP
                          2010 FUND     2020 FUND     2030 FUND     2040 FUND       FUND       ACCOUNT        TOTAL
                          --------      --------      --------      --------      --------     --------      --------
Additions:
  Interest income         $     --      $     --      $     --      $     --      $    372     $      1      $   1,203
   Net realized/
     unrealized
     appreciation
     (depreciation)
     in fair value of
     investments               732         3,888           810           665            --          (10)        27,938
  Contributions from
     participants            1,170         3,089         1,048           948            --           --         30,027
  Contributions from
     employer                  113           343           120           111            --           --          3,250
  Rollover
     contributions              68           150            69            69            --           --          2,317
  Other, net                    (7)           50            (1)           (1)           --           (8)           405
  Interfund transfers          (75)       (1,105)          (10)          473         2,054           20             --
                          --------      --------      --------      --------      --------     --------      ---------
Total additions              2,001         6,415         2,036         2,265         2,426            3         65,140

Deductions:
  Distributions to
     participants or
     their beneficiaries       320         1,563           256           158           524            3         13,582
  Transfers of plan
     assets                      5            80            --            --            --           --            434
                          --------      --------      --------      --------      --------     --------      ---------
Total deductions               325         1,643           256           158           524            3         14,016
                          --------      --------      --------      --------      --------     --------      ---------
Net additions
   (deductions)              1,676         4,772         1,780         2,107         1,902           --         51,124
Net assets available
   for benefits at
   beginning of year         4,228        19,969         3,187         2,191         3,483           --        139,589
                          --------      --------      --------      --------      --------     --------      ---------
Net assets available
   for benefits at
   end of year            $  5,904      $ 24,741      $  4,967      $  4,298      $  5,385     $     --      $ 190,713
                          ========      ========      ========      ========      ========     ========      =========

See accompanying notes.

                                    Teledyne
                                   401(k) Plan

                          Notes to Financial Statements

                                December 31, 1998


1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements of the Teledyne 401(k) Plan ("the Plan") have been prepared on an accrual basis.

VALUATION OF INVESTMENTS

The Teledyne custom funds are stated at their unit values established for each fund at each valuation date, which fluctuate with the value of the assets in the fund. Units of the Allegheny Teledyne Stock Fund are valued principally on the basis of the market value of the Allegheny Teledyne Incorporated ("Allegheny Teledyne") common stock in which it invests. Although the performance of the Allegheny Teledyne Stock Fund is based on the performance of the underlying stock, the value of a fund unit is different from the price of one share of the stock, which is stated at the quoted market price as listed on the New York Stock Exchange. All other funds of the Plan are stated at their net asset value, based on the quoted market prices of the securities held in such funds on applicable exchanges.

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

Participants can defer between 1% and 15%, subject to Internal Revenue Service limitations, of their eligible wages and contribute them to the Plan. Qualifying employee contributions are partially matched by Allegheny Teledyne up to a maximum of $1,000 annually for each participant. Prior to January 1, 1998, the maximum match was $300 annually per participant.

                                    Teledyne
                                   401(k) Plan

                    Notes to Financial Statements (continued)


2. DESCRIPTION OF THE PLAN (CONTINUED)

Separate accounts are maintained by the Plan Sponsor for each participating employee. Trustee fees and asset management fees charged for the administration of all funds are charged against net assets available for benefits of the respective fund. Certain other expenses of administering the Plan are paid by the plan sponsor.

Active employees can borrow up to 50% of their vested account balances. The loan amounts are further limited to a minimum of $500 and a maximum of $50,000, and an employee can have no more than one loan outstanding at any given time. Interest rates are determined based on commercially accepted criteria, and payment schedules vary based on the type of the loan. Loans may be prepaid in full or in part at any time. The participant may choose the loan repayment period which should not exceed five years, except primary residence loans, which can be repaid over periods up to 180 months. Payments are generally made by payroll deductions.

In the event that the Plan is partially or completely terminated, or the plan sponsor permanently discontinues making contributions, all amounts credited to the accounts of affected participants become fully vested and nonforfeitable.

Further information about the Plan, including eligibility, vesting, contributions, and withdrawals, is contained in the Summary Plan Description. Copies of this Summary Plan Description are available from the Allegheny Teledyne Personnel and Compensation Committee.

3. INVESTMENTS

Plan participants can invest their contributions in any or all of the eleven investment programs managed by the plan trustee listed below:

         Income Accumulation Fund: This collective investment fund invests in U.S. Government and agency securities, investment contracts, and other short-term, fixed-income securities. The objective of this fund is to provide a stable level of income without significant principal fluctuations.

                                    Teledyne
                                   401(k) Plan

                    Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

         Pioneer Growth Fund: The objective of this mutual fund is to seek appreciation of capital by investing in common stocks, preferred stocks, bonds and convertible securities. In selecting its investments, this fund seeks companies that have competitive strengths and benefit from industry dynamics and broader trends. This fund also seeks to invest in companies in a variety of industries in order to reduce its overall exposure to investment and market risks. This fund may also invest in the securities of foreign issuers. All balances in the Growth Stock Fund, a collective investment fund, were automatically transferred to this fund on December 18, 1998.

         Teledyne Bond Index Fund: This Teledyne custom fund invests in a diversified portfolio of high-quality U.S. Government and investment-grade corporate bonds. The objective of this fund is to earn moderate returns with a moderate level of risk.

         Teledyne Country Selector Fund: This Teledyne custom fund invests in international stocks from up to 20 countries, after first determining the appropriate allocation among the countries. The fund seeks high returns by selecting the mix of foreign equities believed to offer the best reward given the overall fund risk.

         Allegheny Teledyne Stock Fund: This Teledyne custom fund invests principally in Allegheny Teledyne stock. The rate of return is based on the performance of Allegheny Teledyne stock and dividends received.

         Teledyne S&P 500 Stock Fund: This Teledyne custom fund invests in a large portfolio of stocks, represented in the Standard and Poor's 500 Composite Index, and emphasizes long-term performance. There is no fixed rate of return; the fund is designed to conform as closely as possible to the performance of the Standard and Poor's 500 Composite Index, and may increase or decrease in value.

                                    Teledyne
                                   401(k) Plan

                    Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

         Teledyne LifePath Funds: There are five Teledyne LifePath Funds:
         Teledyne LifePath 2000, Teledyne LifePath 2010, Teledyne LifePath 2020, Teledyne LifePath 2030, and Teledyne LifePath 2040. The numbers in the names refer to the target date of the fund. These Teledyne custom funds invest in a mix of U.S. and international stocks, bonds, and money market instruments. Each fund adjusts its mix of investments based on the expected risk and return of the different asset classes in which they invest. The objective of each fund is to maximize returns while maintaining a level of risk appropriate to its target date.
         The nearer the target date, the more conservatively the fund invests.

Teledyne custom funds are unregistered separate accounts created for the Plan. Although these investments are referred to as funds, they are legally structured as nonpooled separate accounts. The only investors in these accounts are participants in the Plan. The funds, with the exception of the Allegheny Teledyne Stock Fund, invest in underlying collective investment funds, which in turn invest in securities. The Allegheny Teledyne Stock Fund provides the participant with a vehicle for investing in Allegheny Teledyne common stock. The funds or the underlying funds may also invest in cash and use derivatives (including futures) for nonspeculative purposes which involves certain risks. All income, dividends, and capital gains are reinvested in the funds and are reflected in the unit values.

The number of units held by the Teledyne custom funds was as follows as of December 31, 1998 and 1997 (000s omitted, except for unit information):

                                              DECEMBER 31, 1998
                                   -----------------------------------------
                                        NUMBER OF UNITS       FAIR VALUE
                                   -----------------------------------------
Teledyne Bond Index Fund                   743,084.951        $   9,266
Teledyne Country Selector Fund             485,954.533            5,793
Allegheny Teledyne Stock Fund              948,007.286           15,936
Teledyne S&P 500 Stock Fund              5,203,557.376          109,171
Teledyne LifePath 2000 Fund                210,445.745            2,696
Teledyne LifePath 2010 Fund                548,237.301            7,845
Teledyne LifePath 2020 Fund              1,905,859.634           30,589
Teledyne LifePath 2030 Fund                429,929.649            7,120
Teledyne LifePath 2040 Fund                379,574.551            6,623
                                                              ---------
                                                              $ 195,039
                                                              =========

                                    Teledyne
                                   401(k) Plan

                    Notes to Financial Statements (continued)

3. INVESTMENTS (CONTINUED)

                                                         DECEMBER 31, 1997
                                              -----------------------------------------
                                                 NUMBER OF UNITS        FAIR VALUE
                                              -----------------------------------------

Teledyne Bond Index Fund                              481,493.555       $   5,475
Teledyne Country Selector Fund                        445,439.210           4,450
Allegheny Teledyne Stock Fund                         885,900.624          18,329
Teledyne S&P 500 Stock Fund                         4,837,566.418          78,949
Teledyne LifePath 2000 Fund                           177,424.209           2,067
Teledyne LifePath 2010 Fund                           473,807.864           5,904
Teledyne LifePath 2020 Fund                         1,828,633.782          24,741
Teledyne LifePath 2030 Fund                           364,961.643           4,967
Teledyne LifePath 2040 Fund                           307,459.216           4,298
                                                                        ---------
                                                                        $ 149,180
                                                                        =========

4. INCOME TAX STATUS

The Plan has received a determination letter from the Internal Revenue Service dated December 2, 1997, stating that the Plan is qualified under Section 401(a) of the Internal Revenue Code of 1986 ("the Code") and, therefore, the related trust is exempt from taxation. Once qualified, the Plan is required to operate in conformity with the Code to maintain its qualification. The plan administrator believes that the Plan is being operated in compliance with the applicable requirements of the Code and, therefore, believes that the Plan is qualified and the related trust is tax-exempt.

5. YEAR 2000 READINESS DISCLOSURE (UNAUDITED)

The Plan Sponsor has determined that it will be necessary to take certain steps in order to ensure that the Plan's information systems are prepared to handle Year 2000 dates. The Plan Sponsor is taking a two-phase approach. The first phase addresses internal systems that must be modified or replaced to function properly. Both internal and external resources are being utilized to replace or modify existing software applications, and test the software and equipment for the Year 2000 modifications. The Plan Sponsor anticipates substantially completing this phase of the project by June 1999. Costs associated with modifying software and equipment are not estimated to be significant and will be paid by the Plan Sponsor.

                                    Teledyne
                                   401(k) Plan

                    Notes to Financial Statements (continued)


5. YEAR 2000 READINESS DISCLOSURE (UNAUDITED) (CONTINUED)

For the second phase of the project, plan management established formal communications with its third party service providers to determine that they have developed plans to address their own Year 2000 problems as they relate to the Plan's operations. All third party service providers have indicated that they expect to be Year 2000 compliant by mid-1999. If modification of data processing systems of either the Plan, the Plan Sponsor, or its service providers are not completed timely, the Year 2000 problem could have a material impact on the operations of the Plan. Plan management has not developed a contingency plan because they are confident that all material systems will be Year 2000 ready.

6. SUBSEQUENT EVENTS

On January 19, 1999, Allegheny Teledyne announced that it intends to pursue a course of action that would result in a significant transformation and reconfiguration of the company during 1999. Assuming legal, tax, financial and other considerations can be resolved successfully, the anticipated transformation would include a tax-free spin-off of a new public company and a public offering of the new company's stock. The new company would be comprised of four former Teledyne companies in the Aerospace and Electronics Segment. The four businesses are Electronic Technologies headquartered in Los Angeles, California; Brown Engineering headquartered in Huntsville, Alabama; Continental Motors headquartered in Mobile, Alabama; and Cast Parts located in southern California. Additionally, Allegheny Teledyne will be proceeding simultaneously with a spin-off and public offering of the Consumer Segment into a freestanding public company that will be headquartered in the Los Angeles area.

On May 27, 1999, Allegheny Teledyne announced that Northrop Grumman Corporation has agreed to acquire Ryan Aeronautical for $140 million in cash. A definitive agreement has been signed which should lead to a closing in the third quarter of 1999. The closing is subject to various regulatory approvals and conditions.

Allegheny Teledyne is currently working with the Plan Trustee to determine how the proposed transformation and reconfiguration of Allegheny Teledyne will affect the Plan.

                                    Teledyne
                                   401(k) Plan

                             EIN 95-2282626 Plan 098

            Line 27a--Schedule of Assets Held for Investment Purposes

                                December 31, 1998

                                 (000s Omitted)
                        Except for unit/share information


      INVESTMENT DESCRIPTION                                   UNITS/SHARES          COST VALUE      CURRENT VALUE
---------------------------------------------------------- ---------------------- ---------------- -----------------

Collective Investment Fund:
   Income Accumulation Fund*                                  1,261,659.667           $  18,689        $  18,689

Mutual Fund:
   Pioneer Growth Fund                                        1,162,704.932              22,013           23,626

Teledyne Custom Funds:
   Teledyne Bond Index Fund*                                    743,084.951               8,288            9,266
   Teledyne Country Selector Fund*                              485,954.533               5,167            5,793
   Allegheny Teledyne Stock Fund*                               948,007.286              14,621           15,936
   Teledyne S&P 500 Stock Fund*                               5,203,557.376              62,582          109,171
   Teledyne LifePath 2000 Fund*                                 210,445.745               2,355            2,696
   Teledyne LifePath 2010 Fund*                                 548,237.301               6,174            7,845
   Teledyne LifePath 2020 Fund*                               1,905,859.634              20,842           30,589
   Teledyne LifePath 2030 Fund*                                 429,929.649               5,125            7,120
   Teledyne LifePath 2040 Fund*                                 379,574.551               4,980            6,623
                                                                                  ---------------- -----------------
Total Teledyne Custom Funds                                                             130,134          195,039

Participant loans                                             5.95% to 8.9%                  --            7,002
                                                                                  ---------------- -----------------
                                                                                      $ 170,836        $ 244,356
                                                                                  ================ =================


* Party-in-interest

                                    Teledyne
                                   401(k) Plan

                             EIN 95-2282626 Plan 098

                  Line 27d--Schedule of Reportable Transactions

                          Year ended December 31, 1998

                                 (000s Omitted)



                                                                                             CURRENT VALUE
                                                                                             OF ASSETS ON
                                            PURCHASE         SELLING                          TRANSACTION
        DESCRIPTION OF ASSETS                PRICE            PRICE         COST OF ASSET         DATE        NET GAIN
------------------------------------------------------------------------------------------------------------------------

Type (iii) transactions
-----------------------
     Income Accumulation Fund               $ 9,202          $    --          $ 9,202          $ 9,202          $   --
     Income Accumulation Fund                    --            6,200            6,200            6,200              --
     Growth Stock Fund                        4,958               --            4,958            4,958              --
     Growth Stock Fund                           --           26,682           24,914           26,682           1,768
     Pioneer Growth Fund                     22,056               --           22,056           22,056              --
     Pioneer Growth Fund                         --               45               42               45               3
     Allegheny Teledyne Stock Fund            6,104               --            6,104            6,104              --
     Allegheny Teledyne Stock Fund               --            5,170            4,208            5,170             962
     Teledyne S&P 500 Stock Fund             15,035               --           15,035           15,035              --
     Teledyne S&P 500 Stock Fund                 --            8,201            5,237            8,201           2,964


There were no Type (i), (ii) or (iv) transactions during the year ended December 31, 1998.

                          Audited Financial Statements

                  Oregon Metallurgical Corporation Savings Plan

                     Years ended December 31, 1998 and 1997
                       with Report of Independent Auditors

                  Oregon Metallurgical Corporation Savings Plan

                          Audited Financial Statements

                     Years ended December 31, 1998 and 1997


                                    CONTENTS
Report of Independent Auditors ......................................................94

Audited Financial Statements

Statement of Net Assets Available for Benefits, with Fund Information--
   December 31, 1998 ................................................................96
Statement of Net Assets Available for Benefits, with Fund Information--
   December 31, 1997 ................................................................97
Statement of Changes in Net Assets Available for Benefits, with Fund Information--
   Year ended December 31, 1998 .....................................................98
Statement of Changes in Net Assets Available for Benefits, with Fund Information--
   Year ended December 31, 1997 .....................................................99
Notes to Financial Statements ......................................................100


Supplemental Schedules

Line 27a--Schedule of Assets Held for Investment Purposes .........................105
Line 27d--Schedule of Reportable Transactions......................................106
Line 27f--Schedule of Nonexempt Transactions.......................................107

                         Report of Independent Auditors


To the Plan Administrator and Plan Participants
Oregon Metallurgical Corporation Savings Plan

We have audited the accompanying statements of net assets available for benefits of Oregon Metallurgical Corporation Savings Plan as of December 31, 1998 and 1997, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 1998 and 1997, and the changes in net assets available for benefits for the years then ended in conformity with generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental schedules of assets held for investment purposes and nonexempt transactions as of December 31, 1998, and reportable transactions for the year then ended, are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The Fund Information in the statements of net assets available for benefits and the statements of changes in net assets available for benefits is presented for purposes of additional analysis rather than to present the net assets available for benefits and changes in net assets available for benefits of each fund. The supplemental schedules and Fund Information have been subjected to the auditing procedures applied in the audits of the financial statements and, in our opinion, are fairly stated in all material respects in relation to the financial statements taken as a whole.

The schedule of assets held for investment purposes that accompanies the Plan's financial statements does not disclose the historical cost of plan assets held by the plan trustee because this information is not available. Disclosure of this information is required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974.

                                               /s/ Ernst & Young LLP



Pittsburgh, Pennsylvania
May 20, 1999

                  Oregon Metallurgical Corporation Savings Plan

      Statement of Net Assets Available for Benefits, with Fund Information

                                December 31, 1998


                                                                          PARTICIPANT DIRECTED
                                     ----------------------------------------------------------------------------------------------

                                        U.S.                        FIXED        COMMON    INTERNATIONAL                    REAL
                                     GOVERNMENT     BALANCED       INCOME        STOCK        STOCK          SPECIAL       ESTATE
                                     ----------------------------------------------------------------------------------------------
ASSETS
Cash                                 $      38    $       133    $  15,126    $       283    $  34,558    $       712    $  45,645
Investments, at fair value             305,418      1,941,291      367,893      2,415,140      910,253      2,286,917      731,848
Receivables:
   Participants' contribution            3,970         23,726        3,532         30,687       11,049         30,886        9,111
   Employer's matching contribution         --             --           --             --           --             --           --
   Employer's share-per-day
     contribution                           --             --           --             --           --             --           --
Interfund transfers                     21,768          9,535      (14,228)        91,050      (58,578)        (1,251)     (48,296)
                                     ----------------------------------------------------------------------------------------------
Total assets                           331,194      1,974,685      372,323      2,537,160      897,282      2,317,264      738,308

LIABILITIES
Payable to participants                 (1,432)       (18,536)      (3,119)       (23,298)      (5,654)       (17,358)      (1,694)
Other                                   12,754         18,212       (2,663)        20,403       (5,952)        28,822        4,304
                                     ----------------------------------------------------------------------------------------------
Net assets available for benefits    $ 342,516    $ 1,974,361    $ 366,541    $ 2,534,265    $ 885,676    $ 2,328,728    $ 740,918
                                     ==============================================================================================


                                      NONPARTICIPANT
                                         DIRECTED
                                      --------------
                                        ALLEGHENY
                                        TELEDYNE
                                      INCORPORATED     PARTICIPANT
                                      COMMON STOCK        LOANS          TOTAL
                                      --------------------------------------------
ASSETS
Cash                                  $     75,227     $        --   $    171,722
Investments, at fair value               7,596,884       1,164,764     17,720,408
Receivables:
   Participants' contribution                   --              --        112,961
   Employer's matching contribution        690,595              --        690,595
   Employer's share-per-day
     contribution                        3,045,790              --      3,045,790
Interfund transfers                             --              --             --
                                      --------------------------------------------
Total assets                            11,408,496       1,164,764     21,741,476

LIABILITIES
Payable to participants                         --              --        (71,091)
Other                                      (94,110)             --        (18,230)
                                      --------------------------------------------
Net assets available for benefits     $ 11,314,386    $  1,164,764   $ 21,652,155
                                      ============================================


See accompanying notes.

                  Oregon Metallurgical Corporation Savings Plan

      Statement of Net Assets Available for Benefits, with Fund Information

                                December 31, 1997


                                                                          PARTICIPANT DIRECTED
                                      ---------------------------------------------------------------------------------------------


                                          U.S.                       FIXED       COMMON    INTERNATIONAL                  REAL
                                       GOVERNMENT    BALANCED       INCOME       STOCK         STOCK       SPECIAL       ESTATE
                                      ---------------------------------------------------------------------------------------------
ASSETS
Investments, at fair value            $  208,315    $1,162,980   $  315,615    $1,199,560   $  598,492   $1,499,511   $  222,199
Receivables:
   Participants' contribution              2,248        13,861        4,225        12,955       10,799       19,945        1,531
   Employer's matching contribution           --            --           --            --           --           --           --
   Employer's share-per-day
     contribution                             --            --           --            --           --           --           --
Interfund transfers                       (1,680)       11,879         (949)        7,326        3,556        2,822      (22,954)
                                      ---------------------------------------------------------------------------------------------
Total assets                             208,883     1,188,720      318,891     1,219,841      612,847    1,522,278      200,776

LIABILITIES
Payable to participants                   13,656        86,008       15,097       114,863       45,376      122,192       10,901
                                      ---------------------------------------------------------------------------------------------
Net assets available for benefits     $  195,227    $1,102,712   $  303,794    $1,104,978   $  567,471   $1,400,086   $  189,875
                                      =============================================================================================


                                      NONPARTICIPANT
                                         DIRECTED
                                      --------------
                                         OREGON
                                      METALLURGICAL
                                       CORPORATION   PARTICIPANT
                                         STOCK          LOANS         TOTAL
                                      ------------------------------------------
ASSETS
Investments, at fair value            $ 9,336,361   $   263,943   $14,806,976
Receivables:
   Participants' contribution                  --            --        65,564
   Employer's matching contribution       912,105            --       912,105
   Employer's share-per-day
     contribution                       3,062,606            --     3,062,606
Interfund transfers                            --            --            --
                                      ------------------------------------------
Total assets                           13,311,072       263,943    18,847,251

LIABILITIES
Payable to participants                        --            --       408,093
                                      ------------------------------------------
Net assets available for benefits     $13,311,072   $   263,943   $18,439,158
                                      ==========================================


See accompanying notes.

                  Oregon Metallurgical Corporation Savings Plan

Statement of Changes in Net Assets Available for Benefits, with Fund Information

                          Year ended December 31, 1998

                                                                        PARTICIPANT DIRECTED
                                       --------------------------------------------------------------------------------------------


                                          U.S.                       FIXED       COMMON    INTERNATIONAL                    REAL
                                       GOVERNMENT    BALANCED       INCOME        STOCK        STOCK         SPECIAL       ESTATE
                                       --------------------------------------------------------------------------------------------
Additions:
   Additions to net assets
   attributed to:
     Contributions:
       Participants' pretax wage
         reductions                    $  74,019   $   361,202    $  57,060   $   465,305    $ 197,298    $   512,954    $  132,329

       Participants' after-tax wage
         reductions                        1,000         3,929           --         4,929        4,429          3,429         4,429
       Employer's matching
         contribution                         --            --           --            --           --             --            --
       Employer's share-per-day
         contribution                         --            --           --            --           --             --            --
       Participants' rollovers             3,351        13,912        4,104        18,052        3,633         14,289        32,364
                                       --------------------------------------------------------------------------------------------
     Total contributions                  78,370       379,043       61,164       488,286      205,360        530,672       169,122

   Investment income (loss):
     Dividend and interest income         13,690       190,779       25,955       295,345          442          1,142        34,514
     Net appreciation (depreciation)
       in fair value of investments        2,971       112,914          604       160,366       95,574        314,849      (126,915)
                                       --------------------------------------------------------------------------------------------
   Total investment income (loss)         16,661       303,693       26,559       455,711       96,016        315,991       (92,401)
                                       --------------------------------------------------------------------------------------------
Total additions                           95,031       682,736       87,723       943,997      301,376        846,663        76,721

Deductions:
   Benefits paid to participants         (34,000)     (104,987)     (23,384)     (138,452)     (60,170)      (200,899)      (11,085)
                                       --------------------------------------------------------------------------------------------
Increase prior to transfers               61,031       577,749       64,339       805,545      241,206        645,764        65,636

Transfers:
   Stock transfer                             --            --           --            --           --             --            --
   Participant directed transfers         86,258       293,900       (1,592)      623,742       76,999        282,878       485,407
                                       --------------------------------------------------------------------------------------------
Net increase (decrease)                  147,289       871,649       62,747     1,429,287      318,205        928,642       551,043

Net assets available for benefits:
   Beginning of year                     195,227     1,102,712      303,794     1,104,978      567,471      1,400,086       189,875
                                       --------------------------------------------------------------------------------------------
   End of year                         $ 342,516   $ 1,974,361    $ 366,541   $ 2,534,265    $ 885,676    $ 2,328,728    $  740,918
                                       ============================================================================================

                                          NONPARTICIPANT DIRECTED
                                       -------------------------------
                                                         ALLEGHENY
                                          OREGON         TELEDYNE
                                       METALLURGICAL   INCORPORATED
                                        CORPORATION       COMMON         PARTICIPANT
                                           STOCK          STOCK             LOANS         TOTAL
                                       ------------------------------------------------------------
Additions:
   Additions to net assets
   attributed to:
     Contributions:
       Participants' pretax wage
         reductions                    $         --    $         --    $         --    $  1,800,167
       Participants' after-tax wage
         reductions                              --              --              --          22,145
       Employer's matching
         contribution                            --         690,595              --         690,595
       Employer's share-per-day
         contribution                            --       3,045,790              --       3,045,790
       Participants' rollovers                   --              --              --          89,705
                                       ------------------------------------------------------------
     Total contributions                         --       3,736,385              --       5,648,402

   Investment income (loss):
     Dividend and interest income                --         185,828          45,495         793,190
     Net appreciation (depreciation)
       in fair value of investments       1,264,328      (3,531,108)             --      (1,706,417)
                                       ------------------------------------------------------------
   Total investment income (loss)         1,264,328      (3,345,280)         45,495        (913,227)
                                       ------------------------------------------------------------
Total additions                           1,264,328         391,105          45,495       4,735,175

Deductions:
   Benefits paid to participants            (99,090)       (832,473)        (17,638)     (1,522,178)
                                       ------------------------------------------------------------
Increase prior to transfers               1,165,238        (441,368)         27,857       3,212,997

Transfers:
   Stock transfer                       (12,524,143)     12,524,143              --              --
   Participant directed transfers        (1,952,167)       (768,389)        872,964              --
                                       ------------------------------------------------------------
Net increase (decrease)                 (13,311,072)     11,314,386         900,821       3,212,997

Net assets available for benefits:
   Beginning of year                     13,311,072              --         263,943      18,439,158
                                       ------------------------------------------------------------
   End of year                         $         --    $ 11,314,386    $  1,164,764    $ 21,652,155
                                       ============================================================

See accompanying notes.

                  Oregon Metallurgical Corporation Savings Plan

Statement of Changes in Net Assets Available for Benefits, with Fund Information

                          Year ended December 31, 1997


                                                                          PARTICIPANT DIRECTED
                                          -----------------------------------------------------------------------------------------


                                             U.S.                     FIXED       COMMON    INTERNATIONAL                 REAL
                                          GOVERNMENT    BALANCED      INCOME      STOCK        STOCK        SPECIAL      ESTATE
                                          -----------------------------------------------------------------------------------------
Additions:
   Additions to net assets attributed
   to:
     Contributions:
       Participants' pretax wage
         reductions                       $  71,499   $   322,180   $  73,143  $   305,135   $ 173,582   $   490,465   $  13,303
       Participants' after-tax wage
         reductions                             560         6,015          --        5,112       4,832         4,692         945
       Employer's matching contribution          --            --          --           --          --            --          --
       Employer's share-per-day
         contribution                            --            --          --           --          --            --          --
       Participants' rollovers               15,510        70,471      27,362       75,135      15,648        54,220          --
                                          -----------------------------------------------------------------------------------------
     Total contributions                     87,569       398,666     100,505      385,382     194,062       549,377      14,248

   Investment income:
     Dividend and interest income             8,153       126,210      16,729      103,496      67,748       140,425      10,199
     Net appreciation (depreciation)
       in fair value of investments           1,343        18,774       7,648       73,008     (24,988)        7,977       3,267
                                          -----------------------------------------------------------------------------------------
   Total investment income                    9,496       144,984      24,377      176,504      42,760       148,402      13,466
                                          -----------------------------------------------------------------------------------------
Total additions                              97,065       543,650     124,882      561,886     236,822       697,779      27,714

Deductions:
   Benefits paid to participants                (44)      (18,987)       (594)      (7,671)     (8,447)      (39,895)     (6,664)
                                          -----------------------------------------------------------------------------------------
Increase prior to interfund transfers        97,021       524,663     124,288      554,215     228,375       657,884      21,050

Participant directed transfers                7,881       114,746      10,047      146,609      73,953        45,882     168,825
                                          -----------------------------------------------------------------------------------------
Net increase                                104,902       639,409     134,335      700,824     302,328       703,766     189,875

Net assets available for benefits:
   Beginning of year                         90,325       463,303     169,459      404,154     265,143       696,320          --
                                          -----------------------------------------------------------------------------------------
   End of year                            $ 195,227   $ 1,102,712   $ 303,794  $ 1,104,978   $ 567,471   $ 1,400,086   $ 189,875
                                          =========================================================================================


                                           NONPARTICIPANT
                                             DIRECTED
                                          ----------------
                                              OREGON
                                           METALLURGICAL
                                            CORPORATION      PARTICIPANT
                                               STOCK            LOANS         TOTAL
                                          ---------------------------------------------
Additions:
   Additions to net assets attributed
   to:
     Contributions:
       Participants' pretax wage
         reductions                       $         --    $         --    $  1,449,307
       Participants' after-tax wage
         reductions                                 --              --          22,156
       Employer's matching contribution        912,105              --         912,105
       Employer's share-per-day
         contribution                        4,489,154              --       4,489,154
       Participants' rollovers                      --              --         258,346
                                          ---------------------------------------------
     Total contributions                     5,401,259              --       7,131,068

   Investment income:
     Dividend and interest income                   --           6,650         479,610
     Net appreciation (depreciation)
       in fair value of investments          1,139,533              --       1,226,562
                                          ---------------------------------------------
   Total investment income                   1,139,533           6,650       1,706,172
                                          ---------------------------------------------
Total additions                              6,540,792           6,650       8,837,240

Deductions:
   Benefits paid to participants              (139,079)         (2,770)       (224,151)
                                          ---------------------------------------------
Increase prior to interfund transfers        6,401,713           3,880       8,613,089

Participant directed transfers                (799,261)        231,318              --
                                          ---------------------------------------------
Net increase                                 5,602,452         235,198       8,613,089

Net assets available for benefits:
   Beginning of year                         7,708,620          28,745       9,826,069
                                          ---------------------------------------------
   End of year                            $ 13,311,072    $    263,943    $ 18,439,158
                                          =============================================


See accompanying notes.

                  Oregon Metallurgical Corporation Savings Plan

                          Notes to Financial Statements

                                December 31, 1998


1. PLAN DESCRIPTION

The following description of the Oregon Metallurgical Corporation Savings Plan (the Plan) provides only general information. Participants should refer to the plan agreement for a more complete description of the Plan's provisions.

GENERAL

On March 24, 1998, the common stock of Oregon Metallurgical Corporation (OREMET or Company) was acquired by Allegheny Teledyne Incorporated (ATI). Under the terms of the merger agreement, OREMET shareholders received 1.296 shares of ATI common stock in a tax-free exchange for each share of OREMET common stock. Other than the exchange of shares, the acquisition had no effect on the operation or administration of the Plan.

The Plan is a profit sharing plan covering all employees of the former OREMET who have completed 120 calendar days of employment. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

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

         Equity Contributions--Each year the Company will contribute 1 share of Company common stock for each day worked by a salaried employee, and .125 shares of Company common stock for each regular hour worked by hourly employees subject to collective bargaining agreements. The equity contributions are subject to an annual limitation.

         Company Voluntary Contributions--Each year the Company may contribute a supplemental Company contribution in an amount to be determined by the discretion of the Board of Directors. These contributions are subject to certain provisions of the Plan. There were no Company voluntary contributions in 1998 and 1997.

                 Oregon Metallurgical Corporation Savings Plan

1. PLAN DESCRIPTION (CONTINUED)

PARTICIPANT ACCOUNTS

Each participant's account is credited with the participant's contributions and allocations of (a) the Company's matching, equity and discretionary contributions and (b) plan earnings. A participant is entitled to the total benefit which can be provided from the account, subject to the Plan's vesting provisions.

VESTING

Participants are immediately vested in their salary reduction and equity contributions plus actual earnings thereon. Vesting in the Company's matching and discretionary contribution portion of their accounts plus actual earnings thereon is based on years of continuous service. A participant is 100% vested after five years of credited service.

LOANS TO PARTICIPANTS

Active participants may borrow from their salary reduction contribution, voluntary contribution and rollover accounts a minimum of $1,000 up to a maximum of $50,000 or 50% of their account balance. Loan transactions are treated as a transfer from (to) the investment fund to (from) the loan fund. Loan payments are credited to participant directed funds in accordance with participant contribution instructions. For participants who have not provided the plan administrators with contribution instructions, loan payments are credited to the U.S. Government fund. Loan terms range from one to five years or up to ten years for the purchase of a primary residence. The loans are secured by the balance in the participant's account and bear interest at a rate commensurate with local prevailing rates as determined quarterly by the plan administrator. Principal and interest are paid ratably through monthly payroll deductions.

PAYMENT OF BENEFITS

On termination of service, a participant may receive a lump-sum amount equal to the vested value of his or her account, or upon death, disability or retirement, elect to receive annual installments over a ten-year period.

                 Oregon Metallurgical Corporation Savings Plan

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

3. CONTRIBUTIONS RECEIVABLE

The receivable for the employer share-per-day contribution is determined based upon the number of shares to be contributed and based upon the share price of the Company's common stock on the dates contributed.

                 Oregon Metallurgical Corporation Savings Plan

4. TRANSACTIONS WITH RELATED PARTIES

Certain legal and accounting fees, and administrative fees are paid by the Company.

5. INCOME TAX STATUS

The Plan has received a determination letter from the Internal Revenue Service dated February 4, 1997, stating that the Plan is qualified under Section 401(a) of the Internal Revenue Code of 1986 (the Code) and that the trust, therefore, is exempt from taxation under Section 501(a) of the Code. Once qualified, the Plan is required to operate in conformity with the Code and ERISA to maintain its tax-exempt status. The Plan was amended subsequent to the IRS determination letter. Therefore, the amendment is not covered by the determination letter. The plan administrator is not aware of any course of action or series of events that have occurred that might adversely affect the Plan's qualified status.

6. PLAN TERMINATION

Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA. In the event of plan termination, participants will become 100% vested in their accounts.

7. YEAR 2000 READINESS DISCLOSURE (UNAUDITED)

OREMET determined that it was necessary to take certain steps in order to ensure that the Plan's information systems will be prepared to handle Year 2000 dates. OREMET took a two-phase approach. The first phase addressed internal systems that were modified or replaced to function properly. Both internal and external resources were utilized to replace or modify existing software applications, and test the software and equipment for the Year 2000 modifications. OREMET believes that the phase of the project relating to systems which affect the Plan's operations is complete. Costs associated with modifying software and equipment were not significant and were paid by OREMET.

For the second phase of the project, plan management established communications with its third party service providers to determine that they have developed plans to address their own Year 2000 problems as they relate to the Plan's operations. OREMET believes that third party service providers will be Year 2000 compliant. If modification of data processing systems of either the Plan, OREMET, or its service providers are not completed timely, the Year 2000 problem could have a material impact on the operations of the Plan. Plan management has not developed a contingency plan, because they are confident that all material systems will be Year 2000 ready.

                 Oregon Metallurgical Corporation Savings Plan

8. SUBSEQUENT EVENT

Effective January 1, 1999, salaried employees became participants in another plan sponsored by ATI, the Teledyne 401(k) Plan (Teledyne Plan). In April 1999, approximately $6.3 million was transferred out of the Plan into the Teledyne Plan.

9. RECONCILIATION OF FINANCIAL STATEMENTS TO FORM 5500

The following is a reconciliation of net assets available for benefits per the financial statements to the Form 5500:

                                                                                        DECEMBER 31
                                                                                    1998                  1997
                                                                         -------------------------------------------
Net assets available for benefits per the financial statements                 $ 21,652,155          $ 18,439,158
Amounts allocated to withdrawing participants                                      (750,755)             (142,574)
                                                                         -------------------------------------------
Net assets available for benefits per the Form 5500                            $ 20,901,400          $ 18,296,584
                                                                         ===========================================

The following is a reconciliation of benefits paid to participants per the financial statements to the Form 5500:

                                                                                    YEAR ENDED DECEMBER 31
                                                                                    1998                  1997
                                                                         -------------------------------------------
Benefits paid to participants per the financial statements                     $  1,522,178          $    224,151
Add: Amounts allocated to withdrawing participants at December 31,
   1998                                                                             750,755               142,574
Deduct: Amounts allocated to withdrawing participants at December 31,
   1997                                                                            (142,574)                   --
                                                                         -------------------------------------------
Benefits paid to participants per the Form 5500                                $  2,130,359          $    366,725
                                                                         ===========================================

Amounts allocated to withdrawing participants are recorded on the Form 5500 for requests for benefit payments that have been processed and approved for payment prior to December 31 but not yet paid as of that date.

                  Oregon Metallurgical Corporation Savings Plan

                             EIN 93-0448167 Plan 004

            Line 27a--Schedule of Assets Held for Investment Purposes

                                December 31, 1998


                                                    DESCRIPTION                                           CURRENT
                      IDENTITY OF ISSUE            OF INVESTMENT                     COST                  VALUE
----------------------------------------------------------------------------------------------------------------------
   (a)                       (b)                               (c)                    (d)                (e)
    *      Columbia Funds:
              U.S. Government                      36,403 shares                      N/A             $     305,418
              Balanced                             83,785 shares                      N/A                 1,941,291
              Fixed Income                         27,414 shares                      N/A                   367,893
              Common Stock                         98,981 shares                      N/A                 2,415,140
              International Stock                  58,916 shares                      N/A                   910,253
              Special                              96,821 shares                      N/A                 2,286,917
              Real Estate                          46,437 shares                      N/A                   731,848

    *      Allegheny Teledyne
              Incorporated
              Common Stock                        371,713 shares                      N/A                 7,596,884

           Participant loans                      6.00% to 7.25%                       --                 1,164,764
                                                                               ---------------------------------------
                                                                                       --              $ 17,720,408
                                                                               =======================================


*Party-in-interest to the Plan

N/A--Not Available

                  Oregon Metallurgical Corporation Savings Plan

                             EIN 93-0448167 Plan 004

                  Line 27d--Schedule of Reportable Transactions

                          Year ended December 31, 1998


                                                                                                      CURRENT
                                                                             EXPENSE                 VALUE ON
   IDENTITY OF                                   PURCHASE     SELLING     INCURRED WITH   COST OF   TRANSACTION   NET GAIN OR
 PARTY INVOLVED       DESCRIPTION OF ASSET         PRICE       PRICE       TRANSACTION     ASSET       DATE          (LOSS)
------------------------------------------------------------------------------------------------------------------------------
       (a)                     (b)                  (c)         (d)          (f)           (g)          (h)         ( i )

Category (i)--Individual transactions in excess of 5% of plan assets:
---------------------------------------------------------------------
Key Trust         Oregon Metallurgical
                    Corporation Common Stock    $        -- $   735,174   $      25   $   569,176   $   735,174     $165,973

Category (iii)--Series of transactions in excess of 5% of plan assets:
----------------------------------------------------------------------
Key Trust         Allegheny Teledyne
                    Incorporated
                    Common Stock                      6,385          --          --            --         6,385           --
                  Allegheny Teledyne
                    Incorporated
                    Common Stock                         --     958,753       3,191       836,765       958,753      118,797
                  Colombia Common Stock           1,295,624          --          --     1,295,624     1,295,624           --
                  Colombia Common Stock                  --     525,448          70       479,936       525,448       45,442
                  Columbia Balanced Fund          1,107,337          --          --     1,107,337     1,107,337           --
                  Columbia Balanced Fund                 --     441,913          90       417,782       441,913       24,041
                  Columbia International Stock      483,040          --          --       483,040       483,040           --
                  Columbia International Stock           --     266,192          30       260,148       266,192        6,014
                  Columbia Real Estate              945,444          --          --       945,444       945,444           --
                  Columbia Real Estate                   --     264,301          60       279,503       264,301      (15,262)
                  Columbia Special Fund           1,172,163          --          --     1,172,163     1,172,163           --
                  Columbia Special Fund                  --     695,321         110       686,500       695,321        8,711
                  Mutual Fund Receivable                 --   3,849,067          --     3,849,067     3,849,067           --
                  Mutual Fund Receivable          3,849,067          --          --     3,849,067     3,849,067           --
                  Oregon Metallurgical
                    Corporation Common  Stock            --   2,002,681         562     1,499,373     2,002,681      502,746
                  Victory Institutional Money
                    Market Fund                          --   6,857,070          --     6,857,070     6,857,070           --
                  Victory Institutional Money
                    Market Fund                   6,960,851          --          --     6,968,851     6,960,851           --

There were no Category (ii) or (iv) transactions during the year ended December 31, 1998.

Column (e) was not used.

                  Oregon Metallurgical Corporation Savings Plan

                             EIN 93-0448167 Plan 004

                  Line 27f--Schedule of Nonexempt Transactions

                                December 31, 1998



              IDENTITY                 RELATIONSHIP TO PLAN, EMPLOYER
         OF PARTY INVOLVED               OR OTHER PARTY-IN-INTEREST               DESCRIPTION OF TRANSACTION
----------------------------------------------------------------------------------------------------------------------
                (a)                                  (b)                                     (c)
----------------------------------------------------------------------------------------------------------------------
OREMET                                            Plan Sponsor             Failure to timely segregate participant
                                                                             contributions for October 1998 in the
                                                                             amount of $18,058.


No information to report in columns (d) through (j).

 "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" of
Part IV of the 1998 Form 10-K is hereby amended and restated in its entirety to read as follows:

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

(a)      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

         (1)      FINANCIAL STATEMENTS

         (A) The following consolidated financial statements included on pages 30 to 51 of the 1998 Annual Report are incorporated herein by reference:

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

         The report of Coopers & Lybrand L.L.P. (now PricewaterhouseCoopers LLP) relating to the consolidated financial statements of Oregon Metallurgical Corporation as of December 31, 1997 and 1996 and for the years then ended is filed as Exhibit 99.1 to the 1998 Form 10-K.

         (B) The following financial statements for the plans listed below are filed with this Amendment No. 1 under Item 8 of Part II:

(i)      Allegheny Ludlum Retirement Savings Plan

             Report of Independent Auditors
             Statement of Net Assets Available for Benefits, with Fund
                Information as of December 31, 1998
             Statement of Net Assets Available for Benefits, with Fund
                Information as of December 31, 1997
             Statement of Changes in Net Assets Available for Benefits, with
                Fund Information, Year Ended December 31, 1998
             Statement of Changes in Net Assets Available for Benefits, with
                Fund Information, Year Ended December 31, 1997
             Notes to Financial Statements

(ii)     401(k) Savings Account Plan for Employees of the Washington Plant

             Report of Independent Auditors
             Statement of Net Assets Available for Benefits, with Fund
                Information, as of December 31, 1998
             Statement of Net Assets Available for Benefits, with Fund
                Information as of December 31, 1997

             Statement of Changes in Net Assets Available for Benefits, with
                Fund Information, Year Ended December 31, 1998
             Statement of Changes in Net Assets Available for Benefits, with
                Fund Information, Year Ended December 31, 1997
             Notes to Financial Statements

(iii) Savings and Security Plan of the Lockport and Waterbury Facilities of Allegheny Ludlum Corporation

             Report of Independent Auditors
             Statement of Net Assets Available for Benefits, with Fund
                Information as of December 31, 1998
             Statement of Net Assets Available for Benefits, with Fund
                Information as of December 31, 1997
             Statement of Changes in Net Assets Available for Benefits, with
                Fund Information, Year Ended December 31, 1998
             Statement of Changes in Net Assets Available for Benefits, with
                Fund Information, Year Ended December 31, 1997
             Notes to Financial Statements

(iv) Allegheny Ludlum Corporation Personal Retirement and 401(k) Savings Account Plan

             Report of Independent Auditors
             Statement of Net Assets Available for Benefits, with Fund
                Information, as of December 31, 1998
             Statement of Net Assets Available for Benefits, with Fund
                Information, as of December 31, 1997
             Statement of Changes in Net Assets Available for Benefits, with
                Fund Information, Year Ended December 31, 1998
             Statement of Changes in Net Assets Available for Benefits, with
                Fund Information, Year Ended December 31, 1997
             Notes to Financial Statements

(v)      Teledyne 401(k) Plan

             Report of Independent Auditors
             Statement of Net Assets Available for Benefits, December 31, 1998
               and December 31, 1997
             Statement of Changes in Net Assets Available for Benefits, with
                Fund Information, Year Ended December 31, 1998
             Statement of Changes in Net Assets Available for Benefits, with
                Fund Information, Year Ended December 31, 1997
             Notes to Financial Statements

(vi)     Oregon Metallurgical Corporation Savings Plan

             Report of Independent Auditors

             Statement of Net Assets Available for Benefits, with Fund
                Information -- December 31, 1998
             Statement of Net Assets Available for Benefits, with Fund
                Information -- December 31, 1997
             Statement of Changes in Net Assets Available for Benefits, with
                Fund Information -- Year Ended December 31, 1998
             Statement of Changes in Net Assets Available for Benefits, with
                Fund Information -- Year Ended December 31, 1997
             Notes to Financial Statements

         (2)      FINANCIAL STATEMENT SCHEDULES

         The following financial statement schedules with respect to the plans listed below are filed with this Amendment No. 1 under Item 8 of Part II:

         (i)      Allegheny Ludlum Retirement Savings Plan

                  Item 27a - Schedule of Assets Held for Investment Purposes - December 31, 1998
                  Item 27d - Schedule of Reportable Transactions - Year Ended December 31, 1998

         (ii)     401(k) Savings Account Plan for Employees of the Washington
                  Plant

                  Item 27a - Schedule of Assets Held for Investment Purposes - December 31, 1998
                  Item 27d - Schedule of Reportable Transactions - Year Ended December 31, 1998

         (iii) Savings and Security Plan of the Lockport and Waterbury Facilities of Allegheny Ludlum Corporation

                  Item 27a - Schedule of Assets Held for Investment Purposes - December 31, 1998
                  Item 27d - Schedule of Reportable Transactions - Year Ended December 31, 1998

         (iv) Allegheny Ludlum Corporation Personal Retirement and 401(k) Savings Account Plan

                  Item 27a - Schedule of Assets Held for Investment Purposes - December 31, 1998
                  Item 27d - Schedule of Reportable Transactions - Year Ended December 31, 1998

         (v)      Teledyne 401(k) Plan

                  Item 27a - Schedule of Assets Held for Investment Purposes - December 31, 1998
                  Item 27d - Schedule of Reportable Transactions - Year Ended December 31, 1998

         (vi)     Oregon Metallurgical Corporation Savings Plan

                  Item 27a - Schedule of Assets Held for Investment Purposes - December 31, 1998
                  Item 27d - Schedule of Reportable Transactions - Year Ended December 31, 1998
                  Item 27f - Schedule of Nonexempt Transactions - Year Ended December 31, 1998

         (3)      EXHIBITS

         A list of exhibits included in the 1998 Form 10-K or incorporated by reference is found in the Exhibit Index beginning on page 33 of the 1998 Form 10-K and incorporated herein by reference. In addition, by virtue of Amendment No. 1, the following exhibit is added to such Exhibit Index, after Exhibit 23.2, and filed with Amendment No. 1:

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

                                     Allegheny Teledyne Incorporated


Date:   June 28, 1999                By: /s/ Judd R. Cool
                                         ---------------------------------------
                                         Judd R. Cool
                                         Senior Vice President, Human Resources

                                  EXHIBIT INDEX

Exhibit No.               Description                         Method of Filing
-----------               -----------                         ----------------

23.3                      Consent of Ernst & Young LLP        Filed herewith