Form 10-Q
period 1999-06-30
ALLEGHENY TELEDYNE INC
filed 1999-08-16
CIK 1018963

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to _____

                         Commission File Number 1-12001


                         ALLEGHENY TELEDYNE INCORPORATED
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                       25-1792394
-------------------------------                        ----------------
(State or Other Jurisdiction of                        (I.R.S. Employer
 Incorporation of Organization)                     Identification Number)

       1000 Six PPG Place
    Pittsburgh, Pennsylvania                              15222-5479
    -------------------------                             ----------
      (Address of Principal                               (Zip Code)
       Executive Offices)


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

Yes __X__                                                   No _____

   At August 6, 1999, the Registrant had outstanding 190,519,637 shares of its Common Stock.

                         ALLEGHENY TELEDYNE INCORPORATED
                                  SEC FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999


                                      INDEX

                                                                       Page No.
PART I. - FINANCIAL INFORMATION
       Item 1.  Financial Statements                                      3

       Consolidated Balance Sheets                                        3

       Consolidated Statements of Income                                  4

       Consolidated Statements of Cash Flows                              5

       Notes to Consolidated Financial
              Statements                                                  6

       Item 2.    Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                           12

       Item 3.    Quantitative and Qualitative Disclosures
                  About Market Risk                                       22

PART II. - OTHER INFORMATION

       Item 4.    Submission of Matters to Vote of                        23
                  Security Holders

       Item 6.    Exhibits and Reports on Form 8-K                        23

       Signatures                                                         24

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                ALLEGHENY TELEDYNE INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (In millions except share and per share amounts)

                                                                             (Unaudited)      (Audited)
                                                                              June 30,      December 31,
                                                                                1999            1998
                                                                                ----            ----
ASSETS
Cash and cash equivalents                                                    $     60.0       $     74.8
Accounts receivable                                                               549.5            534.7
Inventories                                                                       653.4            659.9
Deferred income taxes                                                              58.7             59.3
Tax refund                                                                          3.5              5.9
Prepaid expenses and other current assets                                          27.8             29.9
                                                                             ----------       ----------
     Total Current Assets                                                       1,352.9          1,364.5
Property, plant and equipment                                                   1,023.1          1,003.6
Prepaid pension cost                                                              474.2            418.6
Cost in excess of net assets acquired                                             250.1            256.0
Other assets                                                                      105.8            132.8
                                                                             ----------       ----------
     Total Assets                                                            $  3,206.1       $  3,175.5
                                                                             ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                             $    238.5       $    227.0
Accrued liabilities                                                               297.0            327.1
Short-term debt and current portion
   of long-term debt                                                              128.1             68.2
                                                                             ----------       ----------
     Total Current Liabilities                                                    663.6            622.3
Long-term debt                                                                    439.1            446.8
Accrued postretirement benefits                                                   582.0            582.6
Other                                                                             216.8            183.9
                                                                             ----------       ----------
     Total Liabilities                                                          1,901.5          1,835.6
                                                                             ----------       ----------

Stockholders' Equity:
Preferred stock, par value $0.10: authorized-
     50,000,000 shares; issued-none                                                --               --
Common stock, par value $0.10: authorized-600,000,000
     shares; issued-197,937,664 shares at June 30, 1999
     and December 31, 1998; outstanding-190,706,077
     shares at June 30, 1999 and 194,873,151 shares
     at December 31, 1998                                                          19.8             19.8
Additional paid-in capital                                                        469.0            467.3
Retained earnings                                                                 974.6            923.9
Treasury stock: 7,231,587 shares at June 30, 1999
     and 3,064,513 shares at December 31, 1998                                   (154.8)           (67.6)
Foreign currency translation losses                                               (11.0)            (5.9)
Unrealized gains on securities                                                      7.0              2.4
                                                                             ----------       ----------
     Total Stockholders' Equity                                                 1,304.6          1,339.9
                                                                             ----------       ----------
     Total Liabilities and Stockholders' Equity                              $  3,206.1       $  3,175.5
                                                                             ==========       ==========

The accompanying notes are an integral part of these statements.

                ALLEGHENY TELEDYNE INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In millions except per share amounts)
                                   (Unaudited)

                                                Three Months Ended                Six Months Ended
                                                     June 30,                          June 30,
                                             --------------------------      ----------------------------
                                                1999           1998             1999             1998
                                             ---------      -----------      -----------      -----------
Sales                                        $   917.9      $   1,019.1      $   1,852.5      $   2,021.3

Costs and expenses:
  Cost of sales                                  701.9            767.7          1,418.8          1,541.0
  Selling and administrative expenses            116.1            122.5            231.0            244.0
  Transformation, merger and
    restructuring costs                            3.4              7.2              4.3             67.8
  Interest expense, net                            8.4              4.8             17.3              8.7
                                             ---------      -----------      -----------      -----------
                                                 829.8            902.2          1,671.4          1,861.5

Earnings before other income                      88.1            116.9            181.1            159.8
Other income                                       2.9              1.9              3.1              4.7
                                             ---------      -----------      -----------      -----------

Income before income taxes                        91.0            118.8            184.2            164.5

Provision for income taxes                        33.7             43.3             66.3             62.1
                                             ---------      -----------      -----------      -----------

Net income                                   $    57.3      $      75.5      $     117.9      $     102.4
                                             =========      ===========      ===========      ===========

Basic net income per common share            $    0.30      $      0.38      $      0.61      $      0.52
                                             =========      ===========      ===========      ===========

Diluted net income per common share          $    0.30      $      0.38      $      0.61      $      0.52
                                             =========      ===========      ===========      ===========

Dividends declared per common share          $    0.16      $      0.16      $      0.32      $      0.32
                                             =========      ===========      ===========      ===========


The accompanying notes are an integral part of these statements.

                ALLEGHENY TELEDYNE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)

                                                                  Six Months Ended
                                                                     June 30,
                                                              ------------------------
                                                                1999           1998
                                                              ---------      ---------
Operating Activities:
  Net income                                                  $  117.9       $  102.4
   Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                 62.3           55.2
    Deferred income taxes                                          3.8            5.2
    Non-cash restructuring costs                                  --             51.7
    Gains on sales of businesses and investments                  --             (0.2)
  Change in operating assets and liabilities:
    Prepaid pension cost                                         (55.1)         (45.0)
    Accrued liabilities                                          (13.9)          (9.3)
    Accrued income taxes                                          11.8          (38.7)
    Accounts payable                                              11.4          (38.3)
    Accounts receivable                                           (9.0)          16.9
    Inventories                                                    7.5            6.6
  Other                                                            9.3           14.1
                                                              --------       --------
Cash provided by operating activities                            146.0          120.6

Investing Activities:
  Purchases of property, plant and equipment                     (52.8)         (76.9)
  Disposals of property, plant and equipment                       7.6            3.1
  Proceeds from the sale of businesses and investments             6.0           16.4
  Purchases of businesses and investment in ventures              (1.7)        (118.3)
  Sale of short-term investments                                    --           34.4
  Other                                                             --           (4.5)
                                                              --------       --------
Cash used by investing activities                                (40.9)        (145.8)

Financing Activities:
  Net borrowings under credit agreements                          48.2          119.6
  Payments on long-term debt and capital leases                   (1.2)          (4.4)
                                                              --------       --------
  Net increase in debt                                            47.0          115.2
  Purchases of treasury stock                                   (108.6)           --
  Cash dividends                                                 (61.8)         (59.4)
  Exercises of stock options                                       3.5            5.5
                                                              --------       --------
Cash provided (used) by financing activities                    (119.9)          61.3

Increase (decrease) in cash and cash equivalents                 (14.8)          36.1

Cash and cash equivalents at beginning of the year                74.8           53.7
                                                              --------       --------

Cash and cash equivalents at end of period                    $   60.0       $   89.8
                                                              ========       ========

Non-cash transactions:
  Assets sold under promissory note                           $    1.3       $     --
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

Accounting Pronouncements
-------------------------

   Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, Financial Accounting Standards Board Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities: Deferral of the Effective Date of FASB Statement No. 133" was issued. This statement delays the effective date of Statement No. 133 to all fiscal quarters beginning after June 15, 2000. The Company is presently evaluating the effect of adopting these statements.

Note 2.  Inventories

   Inventories were as follows (in millions):

                                              June 30,     December 31,
                                                1999           1998
                                              --------     ------------
Raw materials and supplies                    $  150.4       $  196.1
Work-in-process                                  492.3          471.6
Finished goods                                   143.3          133.4
                                              --------       --------
Total inventories at current cost                786.0          801.1
Less allowances to reduce current cost
     values to LIFO basis                       (115.4)        (128.7)
Progress payments                                (17.2)         (12.5)
                                              --------       --------
Total inventories                             $  653.4       $  659.9
                                              ========       ========

Note 3.  Business Segments

   Information on the Company's business segments was as follows (in millions):

                                   Three Months Ended                 Six Months Ended
                                         June 30,                         June 30,
                                 -------------------------       ---------------------------
                                   1999            1998             1999             1998
                                 --------       ----------       ----------       ----------
Sales:

Specialty metals                 $  504.0       $    527.7       $  1,011.2       $  1,072.5
Aerospace and electronics           195.3            203.6            400.3            404.1
Industrial                          115.3            138.4            237.4            270.3
Consumer                             64.9             56.8            118.5            105.5
                                 --------       ----------       ----------       ----------

Total continuing
   Operations                       879.5            926.5          1,767.4          1,852.4
Operations sold or held
   for sale                          38.4             92.6             85.1            168.9
                                 --------       ----------       ----------       ----------

Total sales                      $  917.9       $  1,019.1       $  1,852.5       $  2,021.3
                                 ========       ==========       ==========       ==========

Operating Profit:

Specialty metals                 $   51.8       $     78.8       $    111.1       $    149.2
Aerospace and electronics            18.5             23.4             37.9             42.9
Industrial                            8.3             18.3             20.9             32.6
Consumer                              5.8              5.5              8.1              7.4
                                 --------       ----------       ----------       ----------

Total operating profit               84.4            126.0            178.0            232.1

Transformation, merger
   and restructuring
   costs                             (3.4)            (7.2)            (4.3)           (67.8)
Corporate expenses                   (7.8)            (8.1)           (17.0)           (18.4)
Interest expense, net                (8.4)            (4.8)           (17.3)            (8.7)
Investments and
  operations sold or held
  for sale                           10.5              2.3             13.0              6.1
Excess pension income                15.7             10.6             31.8             21.2
                                 --------       ----------       ----------       ----------

Income before income
   Taxes                         $   91.0       $    118.8       $    184.2       $    164.5
                                 ========       ==========       ==========       ==========


   In the 1999 second quarter, transformation, merger and restructuring costs included pre-tax costs of $3.4 million related to the previously announced proposed spin-offs of the Aerospace and Electronics and the Consumer segments into two freestanding public companies.

   In the 1999 first quarter, transformation, merger and restructuring costs included pre-tax costs of $0.9 million related to the proposed transformation of the Company.

   In the 1998 second quarter, transformation, merger and restructuring costs included a $7.2 million pre-tax charge, primarily attributable to the salaried workforce reduction at Allegheny Ludlum.

   In the 1998 first quarter, transformation, merger and restructuring costs included deal costs of $10.3 million related to the acquisition of OREMET, along with pre-tax charges of $5.8 million for a salaried workforce reduction related to integrating the operations of OREMET and Wah Chang. Allegheny Ludlum also recorded a $12.1 million pre-tax charge due to a planned salaried workforce reduction. In addition, pre-tax charges of $32.4 million were recorded for costs associated with exiting certain product lines and asset impairments resulting from capital expenditure programs completed in 1998.

   Pension income in excess of amounts allocated to business segments to offset pension and other postretirement benefit expenses is presented separately.

Note 4. Net Income Per Share

   The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

                                             Three Months Ended             Six Months Ended
                                                  June 30,                      June 30,
                                           ------------------------      ------------------------
                                             1999           1998           1999            1998
                                           ---------      ---------      ---------      ---------
Numerator:
  Numerator for basic and diluted
    net income per common share -
    net income available to common
    stockholders                           $    57.3      $    75.5      $   117.9      $   102.4
                                           =========      =========      =========      =========

Denominator:
    Weighted average shares                    192.1          196.7          193.2          196.4
    Contingent issuable stock                    0.1            0.1            0.1            0.1
                                           ---------      ---------      ---------      ---------
  Denominator for basic net income
    per common share                           192.2          196.8          193.3          196.5

Effect of dilutive securities:
    Employee stock options                       1.0            1.6            1.0            1.9
                                           ---------      ---------      ---------      ---------
  Dilutive potential common shares               1.0            1.6            1.0            1.9

  Denominator for diluted net
     income per common share -
     adjusted weighted average shares          193.2          198.4          194.3          198.4
                                           =========      =========      =========      =========

Basic net income per common share          $    0.30      $    0.38      $    0.61      $    0.52
                                           =========      =========      =========      =========

Diluted net income per common share        $    0.30      $    0.38      $    0.61      $    0.52
                                           =========      =========      =========      =========

Note 5. Comprehensive Income

   The components of comprehensive income, net of tax, were as follows (in millions):

                                            Three Months Ended           Six Months Ended
                                                 June 30,                     June 30,
                                           ---------------------       -----------------------
                                            1999          1998           1999            1998
                                           -------       -------       --------       --------
Net income                                 $  57.3       $  75.5       $  117.9       $  102.4

Foreign currency translation losses           (4.9)         (2.3)          (5.1)          (3.6)

Unrealized holding gains (losses)
    arising during period                      3.8          (1.1)           4.6           (0.4)
                                           -------       -------       --------       --------

Comprehensive income                       $  56.2       $  72.1       $  117.4       $   98.4
                                           =======       =======       ========       ========

Note 6. Stockholders' Equity

   Allegheny Teledyne paid a cash dividend of $0.16 per common share in each of the 1999 and 1998 first and second quarters. On August 12, 1999, the Company's Board of Directors declared a regular quarterly dividend of $0.16 per share of common stock. The dividend is payable on September 14, 1999 to stockholders of record at the close of business on August 30, 1999.

   On October 1, 1998, the Company's Board of Directors authorized a stock repurchase program to acquire up to 20 million shares of Allegheny Teledyne's common stock. The shares may be purchased from time-to-time in the open market or in negotiated transactions. In the first six months of 1999, the Company had purchased 5.2 million shares for $108.6 million under this program. In the 1999 second quarter, the Company had purchased 2.6 million shares for $56.4 million under this program. From the inception of the share repurchase program through August 6, 1999, the Company has repurchased approximately 8.1 million shares at an aggregate cost of $168.2 million.

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

   At June 30, 1999, the Company's reserves for environmental remediation obligations totaled approximately $33.2 million, of which approximately $8.0 million was included in other current liabilities. The reserve includes estimated probable future costs of $12.9 million for federal Superfund and comparable state-managed sites; $4.3 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $7.2 million for owned or controlled sites at which Company operations have been discontinued; and $8.8 million for sites utilized by the Company in its ongoing operations. The Company is evaluating whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties other than participating potentially responsible parties.

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

Note 8. Subsequent Events

   In July 1999, the Company completed the previously announced sales of Ryan Aeronautical, the McCormick Selph Ordnance business unit and the Drinkware business unit of Water Pik. Also in July 1999, the Company announced definitive agreements for the sale of Fluid Systems. In August 1999, the Company completed the sale of Teledyne Specialty Equipment's Construction and Mining business unit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

   Allegheny Teledyne Incorporated is a diversified manufacturing company serving global markets with specialty metals, aerospace, electronic, industrial, and consumer products. The Company is one of the largest and most diversified specialty metals producers in the world. The Company's Specialty Metals business segment accounted for 57 percent of the Company's total sales from continuing operations of $1,767.4 million for the six months ended June 30, 1999. Its Aerospace and Electronics, Industrial and Consumer business segments accounted for 23 percent, 13 percent and 7 percent, respectively, of total sales from continuing operations. Such percentages were approximately the same for the first six months of 1998, where total sales from continuing operations were $1,852.4 million.

   For the 1999 six months, operating profit was $178.0 million compared to $232.1 million for the same 1998 period. Sales from continuing operations declined 4.6 percent to $1,767.4 million for the 1999 six months compared to $1,852.4 million for the 1998 period. The lower results were due mainly to continuing difficult pricing conditions in stainless steel, titanium and tungsten carbide markets, reduced demand for high performance metals in the commercial aerospace and oil and gas markets and reduced demand for tungsten, tungsten carbide and tungsten carbide-cutting tools due to weak global market conditions. Strong cost controls, lower raw material costs, and the diversification of the Company's businesses partially offset the negative economic impacts experienced in some businesses.

   Net income was $117.9 million, or $0.61 per diluted share, for the 1999 six months, compared to $102.4 million, or $0.52 per diluted share, for the same 1998 period. Net income was $57.3 million, or $0.30 per diluted share, for the 1999 second quarter, compared to $75.5 million, or $0.38 per diluted share, for the same 1998 period. Net income in the second quarter 1999 was impacted by $6.4 million, or $0.03 per diluted share, relating to costs associated with the previously announced proposed spin-offs of the Aerospace and Electronics and Consumer segments, and facility consolidations, workforce reductions and start-up costs. Net income in the second quarter of 1998 was reduced by $4.9 million, or $0.02 per diluted share, primarily relating to a salaried workforce reduction at Allegheny Ludlum.

   Sales and operating profit for the Company's four business segments are discussed below.

Specialty Metals

   Second quarter 1999 operating profit decreased to $51.8 million from $78.8 million in the same year-ago period. Sales decreased 4 percent to $504.0 million compared to the prior year period due to lower prices for commodity stainless steel and titanium, and reduced demand in aerospace and oil and gas markets. Operating profit in the 1999 second quarter included $1.8 million in start-up costs relating to Oremet-Wah Chang's new electron beam furnace and Allegheny Ludlum's joint venture in China, as well as costs related to a workforce reduction at Allvac's operations in the United Kingdom. For the 1998 six months, operating profit declined 26 percent to $111.1 million and sales declined 6 percent to $1,011.2 million.

Allegheny Ludlum
----------------

   Combined sales and operating profits for Allegheny Ludlum, whose products consist primarily of flat-rolled products, increased 7 percent and declined 18 percent, respectively, for the 1999 second quarter from the 1998 second quarter and increased 3 percent and declined 1 percent, respectively, for the 1999 six-month period from the 1998 six-month period. Sales increased due to higher shipments compared to 1998, as a result of strong demand and the utilization and capability of new strategic assets, which include the Houston, PA melt shop, the Massillon, OH wide anneal and pickle line and the 60-inch wide Sendzimir mill in Vandergrift, PA. Operating profit declined due to lower prices for commodity stainless steel products and product mix, as well as start-up costs relating to Allegheny Ludlum's joint venture in China.

   With rising raw material costs, principally nickel, increased demand and lower imports reflecting the impact of favorable trade cases, Allegheny Ludlum put into effect a price increase of approximately 7 percent for most stainless steel sheet, strip and coiled plate products effective July 19, 1999. On August 12, 1999, Allegheny Ludlum further announced that it is increasing prices for stainless steel hot rolled and cold rolled sheet and strip and coiled plate by approximately 6 to 7 percent, effective with shipments August 23, 1999. It also announced that it is increasing prices for all nickel alloy hot rolled and cold rolled sheet and strip, mill plate and coiled plate by 10 percent, effective with shipments August 12, 1999. In addition, Allegheny Ludlum announced that, effective October 4, 1999, it will change the raw material surcharge base levels for both nickel and chromium for all stainless steel sheet, strip, continuous mill plate, plate mill plate, and tool steels. The ability to maintain price increases and surcharges will depend on market conditions, including pricing by foreign producers.

   Tons of flat-rolled specialty materials shipped in the second quarter and six months of 1999 were 158,700 tons and 312,100 tons, respectively, compared to 132,700 tons and 272,000 tons for the same periods of 1998. The average prices of flat-rolled specialty materials in the second quarter and six months of 1999 were $2,019 and $2,022 per ton, respectively, compared to $2,255 and $2,254 per ton in the same 1998 periods. The declines were due primarily to lower prices for commodity stainless steel sheet and strip and the effect of product mix.

High Performance Metals
-----------------------

   Operating profit and sales for high performance metals declined 48 percent and 20 percent, respectively, over the 1998 second quarter and declined 44 percent and 17 percent, respectively, in the 1999 six months over the 1998 six months. The decline in operating results in 1999 occurred due to lower prices and volume for nickel alloy and titanium products resulting from continuing weak demand in aerospace and oil and gas markets. This weakness was partially offset by strong demand for nickel-based superalloys for large land-based power generation turbines. Results for the 1999 second quarter reflect start-up costs associated with Oremet-Wah Chang's new electron beam melt facility and costs related to a workforce reduction at Allvac's operations in the United Kingdom. The results for the 1999 six months also reflect start-up costs associated with Allvac's new vacuum induction furnace.

Aerospace and Electronics Segment

   Operating profit decreased 21 percent to $18.5 million for the 1999 second quarter from $23.4 million in the same 1998 period, and sales decreased 4 percent to $195.3 million. For the 1999 six months, operating profit decreased 12 percent to $37.9 million and sales decreased 1 percent to $400.3 million. Product recall costs at Teledyne Continental Motors and a continuing slow economic recovery in Asian markets negatively impacted the segment's performance. Results have been restated to exclude Ryan Aeronautical and the McCormick Selph Ordnance business unit, which are now reported in investments and operations sold or held for sale.

   While sales at Teledyne Continental Motors improved in the 1999 second quarter and six months compared to the same periods in 1998, sales and operating profit were negatively impacted by a recall of piston engines. Efforts associated with the recall resulted in a $3.0 million charge and impacted sales during the 1999 second quarter. Sales and operating results for Teledyne Continental Motors' turbine engines increased in both the 1999 second quarter and the 1999 six-month period. At Teledyne Electronic Technologies, increased demand for business and commuter aircraft systems and medical devices partially offset lower sales for microelectronics, relays, and lighting and display products for both the 1999 second quarter and six months. These results were also impacted by costs related to a workforce reduction at Teledyne Electronic Technologies. At Teledyne Brown Engineering, increased 1999 second quarter and 1999 six months sales in defense and environmental programs partially offset lower sales for instrumentation products for offshore oil and gas exploration.

Industrial Segment

   Operating profit for the 1999 second quarter was $8.3 million compared to $18.3 million for the same quarter of 1998, and sales decreased 17 percent to $115.3 million. For the 1999 six months, operating profit decreased 36 percent to $20.9 million while sales decreased 12 percent to $237.4 million. The decline in sales and operating profit in both 1999 periods resulted primarily from reduced demand for tungsten, tungsten carbide, and carbide-cutting tools due to continued weak global market conditions. Metalworking Products' 1999 second quarter results also reflect $1.5 million in costs related to a workforce reduction.

Consumer Segment

   Operating profit increased to $5.8 million in the 1999 second quarter from $5.5 million in the same 1998 period and sales increased 14 percent to $64.9 million. For the 1999 six-month period, operating profit increased to $8.1 million from $7.4 million and sales increased 12 percent to $118.5 million from the comparable 1998 period. Operating profit in the 1999 second quarter includes a $1.0 million charge for the consolidation of manufacturing facilities.

   In August 1999, the Company completed the purchase of substantially all of the assets of Les Agences Claude Marchand, Inc., a pool accessories manufacturer and distributor, based in Montreal, Quebec, and doing business in Canada as Olympic Pool Accessories.

Corporate Items

   Corporate expenses decreased by 4 percent to $7.8 million for the 1999 second quarter and decreased 8 percent to $17.0 million for the 1999 six months, compared to the respective 1998 periods. Net interest expense increased $3.6 million and $8.6 million in the 1999 second quarter and 1999 six-month period from the 1998 second quarter and 1998 six-month period, respectively, due to higher levels of debt resulting from the expenditure of more than $400 million to purchase businesses and complete capital investments in 1998. Excess pension income increased to $15.7 million in the 1999 second quarter and $31.8 million in the 1999 six-month period compared to $10.6 million in the 1998 second quarter and $21.2 million in the 1998 six-month period due to higher pension assets as a result of strong investment performance during 1998.

   Investments and operations sold or held for sale, which includes Ryan Aeronautical and the McCormick Selph Ordnance business unit, realized income before taxes of $10.5 million in the 1999 second quarter and $13.0 million in the 1999 six-month period, compared to $2.3 million in the 1998 second quarter and $6.1 million in the 1998 six-month period.

Special Items

   In the 1999 second quarter special items reduced net income by $6.4 million, or $0.03 per diluted share. These after-tax items include costs related to the previously announced proposed transformation of Allegheny Teledyne, facility consolidations or workforce reductions at Metalworking Products, Water Pik, Laars, Teledyne Electronic Technologies and Allvac's United Kingdom operations, as well as start-up costs at Oremet-Wah Chang and Allegheny Ludlum's joint venture in China.

   In the 1999 first quarter, special items reduced net income by $4.4 million, or $0.02 per diluted share. These items, net of taxes, included start-up costs of $2.2 million, or $0.01 per share, in the Specialty Metals segment associated with recently completed strategic capital investments, operating losses on businesses sold during the quarter of $1.6 million, or $0.01 per share, and costs of $0.6 million related to the proposed transformation of Allegheny Teledyne.

   In the 1998 second quarter special items resulted in an after-tax charge of $4.9 million, or $0.02 per diluted share, primarily due to a salaried workforce reduction at Allegheny Ludlum.

   Non-recurring events resulted in an after-tax charge of $40.9 million, or $0.21 per diluted share, in the 1998 first quarter. These events included deal costs of $10.3 million, or $0.05 per share, related to the acquisition of OREMET, along with charges of $3.5 million, or $0.02 per share, for a salaried workforce reduction related to integrating the operations of OREMET and Wah Chang. Also, Allegheny Ludlum recorded a $7.4 million charge, or $0.04 per share, due to a salaried workforce reduction. In addition, charges of $19.7 million, or $0.10 per share, relating to the Specialty Metals segment were recorded associated with exiting certain product lines and asset impairments resulting from capital expenditure programs completed in 1998.

Transformation Initiatives

   In July 1999, as the Company proceeds toward implementing its transformation initiatives, the Company announced three executive appointments in the Consumer segment and one in the Aerospace and Electronics segment as follows:

Consumer:
Robert A. Shortt           Executive Vice President Sales, Marketing &
                           Business Development
Victor C. Streufert        Vice President-Finance and Chief Financial Officer
Richard P. Bisson          Vice President-Operations

Aerospace and Electronics:
Stefan C. Riesenfeld       Executive Vice President and Chief Financial Officer

Allegheny Teledyne's management believes that it should be able to complete the proposed spin-offs in the 1999 fourth quarter, subject to legal, tax, financial and other considerations being resolved successfully.

   In July 1999, the Company completed the previously announced sales of Ryan Aeronautical, the McCormick Selph Ordnance business unit and the Drinkware business unit of Water Pik. Also in July 1999, the Company announced definitive agreements for the sale of Fluid Systems. In August 1999, the Company completed the sale of Teledyne Specialty Equipment's Construction and Mining business unit. Total proceeds from these transactions, plus two smaller asset sales completed in the first quarter of 1999, are expected to be over $340 million. Discussions with potential buyers are ongoing concerning the sale of Teledyne Specialty Equipment's Material Handling business unit.

New Accounting Pronouncements

   Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, Financial Accounting Standards Board Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities: Deferral of the Effective Date of FASB Statement No. 133" was issued. This statement delays the effective date of Statement No. 133 to all fiscal quarters beginning after June 15, 2000. The Company is presently evaluating the effect of adopting these statements.

Income Taxes

   The Company's effective tax rate was 37.0 percent and 36.0 percent, respectively, for the 1999 second quarter and six months, compared to 36.4 percent and 37.8 percent, respectively, for the same periods in 1998. The second quarter 1999 effective tax rate reflects the effect of certain non-deductible costs recorded in the second quarter of 1999. The 1998 six month effective tax rate reflects the effect of non-deductible business combination costs associated with the merger with OREMET recorded in the 1998 first quarter.

Financial Condition and Liquidity
---------------------------------

   Working capital decreased to $689.3 million at June 30, 1999, compared to $742.2 million at December 31, 1998. The current ratio decreased to 2.0 from

2.2 in this same period. The decrease in working capital was primarily due to higher short-term debt and current portion of long-term debt and accounts payable balances and lower cash balances offset by higher accounts receivable and lower accrued liabilities balances.

   In the first six months of 1999, cash generated from operations of $146.0 million, proceeds from the net increase in debt of $47.0 million, proceeds from the sale of businesses and investments and disposals of property, plant and equipment of $13.6 million and proceeds from the exercise of stock options of $3.5 million were used to repurchase common stock for $108.6 million, pay dividends of $61.8 million and to invest $54.5 million in capital equipment and business expansion. Cash transactions plus cash on hand at the beginning of the year resulted in a cash position of $60.0 million at June 30, 1999. Capital expenditures for 1999 are expected to approximate $128 million, of which $52.8 million were spent during the first six months.

   On October 1, 1998, the Company's Board of Directors authorized a stock repurchase program to acquire up to 20 million shares of Allegheny Teledyne's common stock. The shares may be repurchased from time-to-time in the open market. During the second quarter of 1999, the Company repurchased 2.6 million shares at a cost of $56.4 million. During the 1999 six months, the Company repurchased 5.2 million shares at a cost of $108.6 million. From the inception of the share repurchase program through August 6, 1999, the Company has repurchased a total of approximately 8.1 million shares at a cost of $168.2 million.

   On August 12, 1999, the Board of Directors declared a regular quarterly dividend of $0.16 per share of common stock. The dividend is payable on September 14, 1999 to stockholders of record at the close of business on August 30, 1999.

   The Company believes that internally generated funds, current cash on hand and borrowing from existing credit lines will be adequate to meet foreseeable needs. The Company may choose, however, to issue additional debt depending on market conditions.

Other Matters
-------------

Environmental
-------------

   The Company is subject to federal, state and local environmental laws and regulations which require that it investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including sites at which the Company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, and comparable state laws. The Company is currently involved in the investigation and remediation of a number of sites under these laws. The Company's reserves for environmental investigation and remediation totaled approximately $33.2 million at June 30, 1999. Based on currently available information, management does not believe future environmental costs at sites with which the Company has been identified in excess of those accrued are likely to have a material adverse effect on the Company's financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period.

   With respect to proceedings brought under the federal Superfund laws, or similar state statutes, the Company has been identified as a potentially responsible party at approximately 36 such sites, excluding those at which it believes it has no future liability. The Company's involvement is very limited or de minimus at approximately 14 of these sites, and the potential loss exposure with respect to any of these 36 sites is not considered to be material.

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

Impact of the Introduction of the Euro
--------------------------------------

   The Company has continued to evaluate effects of the January 1, 1999 conversion and related transition by 11 member states of the European Union to a common currency, the "Euro". The United Kingdom, where a significant portion of the Company's European operations is located, is not currently a participating country. Based on its evaluation, the Company currently does not expect the Euro conversion to have a material impact on the Company's results of operation or financial condition. Like other companies with European sales and operations, the Company anticipates that it will face wage and product pricing transparency issues in participating countries; however, the Company does not expect the resolution of these issues to have a material adverse effect on the Company. Additionally, while the Company expects to encounter some technical challenges to adapt information technology and other systems to accommodate euro-denominated transactions, associated costs to date have not been material. Mostly due to evolving business needs and continuing technological advances, the Company has been modifying and replacing its computer software and hardware at its European operations. The Company believes that the Euro conversion will not have a material adverse effect on its foreign currency activities described below.

Year 2000 Readiness Disclosure
------------------------------

   Over the past several years, the Company has put in place management task forces at its operating companies to identify whether its computer systems, which include business computers, mill equipment and process control computers and other devices using a microprocessor, as well as telecommunication and payroll and employee benefit processing systems, would function properly with respect to dates in the Year 2000 and thereafter. These task forces report to the Executive Resource Information Committee, a senior management committee charged with reviewing and establishing priorities for information technology-related matters, including Year 2000 issues, which reports to the Audit and Finance Committee of the Company's Board of Directors. Through these efforts, Year 2000 identification, solution development, testing and implementation initiatives and contingency planning initiatives have proceeded at Allegheny Teledyne and each of the operating companies.

   In part as a result of its Year 2000 initiatives, but mostly due to evolving business needs and continuing technological advancements, the Company has been modifying and replacing portions of its computer software and hardware systems. The Company estimates, based on dollars expended, that installation of solutions to identified Year 2000 issues relating to its information technology systems is over 95 percent complete. While the Company estimates that based on dollars expended, approximately 90 percent of the solutions have been implemented for its non-information technology systems, the Company continues to work to resolve various manufacturing-related Year 2000 issues. The Company believes that a substantial portion of its internal solutions relating to Year 2000 functionality of its computer systems have been completed, and currently targets having substantially all such internal solutions developed and implemented by September 30, 1999. This targeted completion date depends, however, on numerous assumptions, including continued availability of trained personnel in this function.

   Efforts have continued to identify and resolve customer- and supplier-based Year 2000 issues that could affect the Company and its operating and support systems. The Company believes that it has identified substantially all material customer- and supplier-based Year 2000 issues. Efforts also continue to identify whether products produced and sold by Allegheny Teledyne's operating companies have Year 2000 issues. The Company believes that it has identified substantially all products that have Year 2000 issues, primarily a limited number of products of Teledyne Electronic Technologies and Teledyne Brown Engineering, and is working to resolve such issues. The Company believes that there are no significant product-related Year 2000 issues. The Company has not conducted any review of products manufactured and sold by discontinued businesses or businesses that it has sold.

   Excluding expenditures necessitated by ordinary business needs and continuing technological advancements in the computer industry, the Company spent approximately $11 million in 1998 and anticipates spending another estimated $7 million in 1999 to address Year 2000 issues, of which approximately $5 million were spent during the first half of 1999. These expenditures do not include expenditures relating to Year 2000 issues associated with the products identified above. Substantially all costs related to the Company's Year 2000 initiatives are expensed as incurred and funded through operating cash flows. Additional amounts may be spent in subsequent years.

   Based upon internal assessments, formal communications with suppliers and customers with which the Company exchanges electronic data, and work completed to date, the Company believes that Year 2000 issues should not pose significant operational problems or have a material impact on the Company's consolidated financial position, results of operations or cash flow. A failure of third party vendors or customers to be Year 2000 ready, however, could adversely affect these beliefs and is not quantifiable. Such failure could have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow in a given period, but probably not over the long-term. The most reasonably likely worse case scenario of failure by the Company or its suppliers or customers to resolve Year 2000 problems would be a temporary slowdown or cessation of manufacturing operations at one or more of the Company's facilities and a temporary inability on the part of the Company to timely process orders and to deliver finished products to customers. Delays in meeting customers' orders would affect the timing of billings to and payments received from customers in respect to orders and could result in other liabilities. Customers' Year 2000 problems could also delay the timing of payments to the Company for orders. Efforts continue to be underway to identify contingency plans should unplanned situations arise as a result of January 1, 2000.

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

Forward-Looking Statements

   From time to time the Company has made and may continue to make forward-looking statements. Certain forward-looking statements are contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 7 to the consolidated financial statements of the Company, including statements concerning cost savings, raw material costs, capital spending plans, the adequacy of available funds to meet foreseeable needs, anticipated effects of the euro conversion, anticipated expenditures to address Year 2000-computer-systems issues, the impact of Year 2000-computer-systems issues, the Company's use of derivative instruments, the outcome of any government inquiries, litigation or other future proceedings related to government contract or other matters and environmental costs. These statements are based on current expectations that involve a number of risks and uncertainties, including those described above under the captions "Other Matters
- Environmental" and "Other Matters - Government Contracts" and elsewhere herein. Completion of the proposed spin-offs and public offerings and achieving anticipated results involve inherent uncertainties, including those related to whether legal, tax, financial and other considerations can be successfully resolved. Realization of the anticipated benefits of the proposed transformation could take longer than expected and implementation difficulties, market factors and further deterioration in domestic or global economic conditions could alter the anticipated benefits. Actual results may differ materially from the results anticipated in the forward-looking statements. Additional risk factors are described from time to time in the Company's filings with the Securities and Exchange Commission, including its Report on Form 10-K for the year ended December 31, 1998. The Company assumes no duty to update its forward-looking statements.

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

   As part of its risk management strategy, the Company purchases exchange-traded futures contracts to manage exposure to changes in nickel prices, a component of raw material cost for some of the Specialty Metals companies. The nickel futures contracts obligate the Company to make or receive a payment equal to the net change in value of the contract at its maturity. These contracts can also be designated as hedges of the Company' firm sales commitments, are short-term in nature to correspond to the commitment period, and are effective in hedging the Company's exposure to changes in nickel prices during the cycle. The gains and losses on these contracts are deferred and recognized in earnings when realized as an adjustment to cost of goods sold. Historically, the Company has not closed any significant contracts prior to the execution of the underlying sale transaction, nor have any of the underlying sales transactions failed to occur which resulted in a material adverse effect on the Company.

   The Company guarantees the outstanding Allegheny Ludlum fixed rate 6.95% debentures due in 2025. In a period of declining interest rates, the Company faces the risk of required interest payments exceeding those based on the current market rate. To mitigate interest rate risk, the Company attempts to maintain a reasonable balance between fixed and variable rate debt to keep financing costs as low as possible.

   The Company believes that adequate controls are in place to monitor these activities, which are not financially material. However, many factors, including those beyond the control of the Company such as changes in domestic and foreign political and economic conditions, as well as the magnitude and timing of interest rate changes, could adversely affect these activities.

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders

   The Company's 1999 annual meeting of stockholders was held on May 13, 1999. At that meeting, the five nominees for directors named in the proxy statement for the meeting were elected, having received the following number of votes:

                             Number of Votes              Number of Votes
Name                               For                        Withheld
--------------------         ---------------              ----------------
Robert P. Bozzone              169,311,197                    1,369,585
Frank V. Cahouet               169,296,729                    1,389,053
Frank J. Lucchino              169,303,077                    1,382,705
W. Craig McClelland            169,355,218                    1,330,564
Charles J. Queenan, Jr.        169,291,603                    1,394,179

   In addition, the stockholders voted on and approved the ratification of the selection of Ernst & Young LLP as independent auditors of the Company for the 1999 fiscal year. The number of votes casts for approval was 169,937,335, against approval was 302,589 and to abstain was 445,858. There were no broker non-votes in connection with the ratification of the selection of Ernst & Young LLP.

Item 6. Exhibits and Reports on Form 8-K

    (a)  Exhibits -

         4 Fourth Amendment to Credit Agreement and Waiver dated as of August 6, 1999, to certain Credit Agreement dated as of August 30, 1996, as amended by the First Amendment dated as of August 31, 1997, the Second Amendment dated as of March 24, 1998, and the Third Amendment dated as of March 30, 1999.

         27    Financial Data Schedule for Six Months Ended June 30, 1999.

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



                                   ALLEGHENY TELEDYNE INCORPORATED
                                   (Registrant)



Date: August 13, 1999              By /s/ James L. Murdy
                                     ---------------------------------
                                     James L. Murdy
                                     Executive Vice President, Finance and
                                       Administration and Chief Financial
                                       Officer
                                     (Duly Authorized Officer)


Date: August 13, 1999              By /s/ Dale G. Reid
                                     ---------------------------------
                                     Dale G. Reid
                                     Vice President - Controller and Chief
                                       Accounting Officer
                                     (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.                        Description
-----------                        -----------

4 Fourth Amendment to Credit Agreement and Waiver dated as of August 6, 1999, to certain Credit Agreement dated as of August 30, 1996, as amended by the First Amendment dated as of August 31, 1997, the Second Amendment dated as of March 24, 1998, and the Third Amendment dated as of March 30, 1999.

27            Financial Data Schedule for Six Months Ended June 30, 1999.