Form 10-Q
period 1999-09-30
ALLEGHENY TELEDYNE INC
filed 1999-11-15
CIK 1018963

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to _____

                         Commission File Number 1-12001


                         ALLEGHENY TELEDYNE INCORPORATED
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



               Delaware                                25-1792394
-------------------------------              -------------------------------
(State or Other Jurisdiction of              (I.R.S. Employer Identification
 Incorporation of Organization)                          Number)



       1000 Six PPG Place
    Pittsburgh, Pennsylvania                            15222-5479
--------------------------------             -------------------------------
(Address of Principal Executive                         (Zip Code)
         Offices)


                                 (412) 394-2800
             -------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


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

At November 5, 1999, the Registrant had outstanding 187,114,591 shares of its Common Stock.

                         ALLEGHENY TELEDYNE INCORPORATED
                                  SEC FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999


                                      INDEX

                                                                     Page No.
   PART I. - FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Consolidated Balance Sheets                                    2

          Consolidated Statements of Income                              3

          Consolidated Statements of Cash Flows                          4

          Notes to Consolidated Financial
                 Statements                                              5

          Item 2.    Management's Discussion and Analysis
                       of Financial Condition and Results
                       of Operations                                    19

          Item 3.    Quantitative and Qualitative Disclosures
                       About Market Risk                                30

   PART II. - OTHER INFORMATION

          Item 6.      Exhibits and Reports on Form 8-K                 31

          Signatures                                                    32

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                ALLEGHENY TELEDYNE INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (In millions except share and per share amounts)

                                                                               September 30,     December 31,
                                                                                   1999              1998
                                                                                   ----              ----
                                                                                (Unaudited)
ASSETS
Cash and cash equivalents                                                       $     49.2        $     74.8
Accounts receivable                                                                  500.8             534.7
Inventories                                                                          647.6             659.9
Deferred income taxes                                                                 60.8              59.3
Tax refund                                                                             3.5               5.9
Prepaid expenses and other current assets                                             28.1              29.9
                                                                                ----------        ----------
     Total Current Assets                                                          1,290.0           1,364.5
Property, plant and equipment                                                        994.3           1,003.6
Prepaid pension cost                                                                 501.9             418.6
Cost in excess of net assets acquired                                                242.8             256.0
Other assets                                                                         112.0             132.8
                                                                                ----------        ----------
     Total Assets                                                               $  3,141.0        $  3,175.5
                                                                                ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                                $    238.9        $    227.0
Accrued liabilities                                                                  324.6             327.1
Current portion of long-term debt                                                     73.9              68.2
                                                                                ----------        ----------
     Total Current Liabilities                                                       637.4             622.3
Long-term debt                                                                       256.7             446.8
Accrued postretirement benefits                                                      578.0             582.6
Other                                                                                251.2             183.9
                                                                                ----------        ----------
     Total Liabilities                                                             1,723.3           1,835.6
                                                                                ----------        ----------

Stockholders' Equity:
Preferred stock, par value $0.10: authorized-
     50,000,000 shares; issued-None                                                   --                --
Common stock, par value $0.10: authorized-600,000,000
     shares; issued-197,937,664 shares at September 30, 1999 and
     December 31, 1998; outstanding-189,059,875 shares at September 30,
     1999 and 194,873,151 shares at December 31, 1998                                 19.8              19.8
Additional paid-in capital                                                           470.8             467.3
Retained earnings                                                                  1,107.7             923.9
Treasury stock: 8,877,789 shares at September 30, 1999
     and 3,064,513 shares at December 31, 1998                                      (183.9)            (67.6)
Foreign currency translation losses                                                   (4.4)             (5.9)
Unrealized gains on securities                                                         7.7               2.4
                                                                                ----------        ----------
     Total Stockholders' Equity                                                    1,417.7           1,339.9
                                                                                ----------        ----------
     Total Liabilities and Stockholders' Equity                                 $  3,141.0        $  3,175.5
                                                                                ==========        ==========


The accompanying notes are an integral part of these statements.

                ALLEGHENY TELEDYNE INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In millions except per share amounts)
                                   (Unaudited)

                                                     Three Months Ended                Nine Months Ended
                                                        September 30,                    September 30,
                                                 ------------------------          --------------------------
                                                  1999              1998             1999              1998
                                                 ------            ------          --------          --------

Sales                                            $855.9            $927.1          $2,708.4          $2,948.4

Costs and expenses:
  Cost of sales                                   675.0             707.8           2,093.8           2,248.8
  Selling and administrative expenses             118.1             119.4             349.1             363.4
  Transformation, merger and
     restructuring costs                            3.1                --               7.4              67.8
  Interest expense, net                             2.5               4.0              19.8              12.7
                                                 ------            ------          --------          --------
                                                  798.7             831.2           2,470.1           2,692.7

Earnings before other income                       57.2              95.9             238.3             255.7
Other income                                        2.0              11.2               5.1              15.9
                                                 ------            ------          --------          --------

Income before income taxes and
  extraordinary gains                              59.2             107.1             243.4             271.6

Provision for income taxes                         21.2              41.6              87.5             103.7
                                                 ------            ------          --------          --------

Income before extraordinary gains                  38.0              65.5             155.9             167.9

Extraordinary gains on sales of
   operations, net of income tax                  129.6                --             129.6                --
                                                 ------            ------          --------          --------

Net income                                       $167.6            $ 65.5          $  285.5          $  167.9
                                                 ======            ======          ========          ========

Basic net income per common share:
  Income before extraordinary gains              $ 0.20            $ 0.33          $   0.81          $   0.85
  Extraordinary gains                              0.68                --              0.67                --
                                                 ------            ------          --------          --------
Basic net income per common share                $ 0.88            $ 0.33          $   1.48          $   0.85
                                                 ======            ======          ========          ========

Diluted net income per common share:
  Income before extraordinary gains              $ 0.20            $ 0.33          $   0.81          $   0.85
  Extraordinary gains                              0.68                --              0.67                --
                                                 ------            ------          --------          --------
Diluted net income per common share              $ 0.88            $ 0.33          $   1.48          $   0.85
                                                 ======            ======          ========          ========


Dividends declared per common share              $ 0.16             $0.16          $   0.48          $   0.48
                                                 ======            ======          ========          ========


The accompanying notes are an integral part of these statements.

                ALLEGHENY TELEDYNE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In millions)(Unaudited)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                            ------------------------------
                                                                             1999                   1998
                                                                            -------                -------
Operating Activities:
  Net income                                                                $ 285.5                $ 167.9
   Adjustments to reconcile net income to net cash
    provided by operating activities:
    Gains on sales of businesses and investments                             (209.3)                  (0.2)
    Depreciation and amortization                                              92.6                   81.2
    Deferred income taxes                                                       7.4                    1.7
    Non-cash restructuring costs                                                 --                   50.8
  Change in operating assets and liabilities:
    Prepaid pension cost                                                      (83.3)                 (66.1)
    Accrued income taxes                                                       40.4                  (28.6)
    Accounts payable                                                           22.7                  (70.3)
    Accrued liabilities                                                       (16.3)                  22.1
    Accounts receivable                                                        (1.9)                  55.0
    Inventories                                                                (6.9)                  39.7
  Other                                                                         8.6                  (15.1)
                                                                            -------                -------
Cash provided by operating activities                                         139.5                  238.1

Investing Activities:
  Proceeds from the sale of businesses and investments                        346.8                   27.2
  Purchases of property, plant and equipment                                  (78.6)                (118.3)
  Disposals of property, plant and equipment                                   10.0                   12.5
  Purchases of businesses and investment in ventures                           (9.4)                (129.3)
  Short-term investments - sales                                                --                    34.4
  Other                                                                        (1.5)                  (6.9)
                                                                            -------                -------
Cash provided (used) by investing activities                                  267.3                 (180.4)

Financing Activities:
  Net borrowings (repayments) under credit agreements                        (196.8)                  43.2
  Payments on long-term debt and capital leases                                (1.5)                  (4.3)
                                                                            -------                -------
  Net increase (decrease) in debt                                            (198.3)                  38.9
  Purchases of treasury stock                                                (148.3)                    --
  Cash dividends                                                              (92.2)                 (91.0)
  Exercises of stock options                                                    6.4                    9.1
                                                                            -------                -------
Cash used by financing activities                                            (432.4)                 (43.0)

Increase (decrease) in cash and cash equivalents                              (25.6)                  14.7

Cash and cash equivalents at beginning of the year                             74.8                   53.7
                                                                            -------                -------

Cash and cash equivalents at end of period                                  $  49.2                $  68.4
                                                                            =======                =======

Non-cash transactions:
  Assets acquired under promissory note                                     $  6.6                 $    --
                                                                            =======                =======


  Cash provided by operating activities in the 1999 nine months is net of payments of taxes on gains on sales of businesses of $79.9 million. Excluding these tax payments, cash provided by operating activities was $219.4 million. The accompanying notes are an integral part of these statements.

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

Accounting Pronouncements

    Financial Accounting Standards Board ("FASB") Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, FASB Statement No. 137, "Accounting for Derivative Instruments and Hedging
Activities: Deferral of the Effective Date of FASB Statement No. 133" was issued. This statement delays the effective date of FASB Statement No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is presently evaluating the effect of adopting this statement.

Note 2.  Inventories

    Inventories were as follows (in millions):

                                                         September 30,         December 31,
                                                             1999                  1998
                                                             ----                  ----
Raw materials and supplies                               $    145.7            $    196.1
Work-in-process                                               491.9                 471.6
Finished goods                                                145.8                 133.4
                                                         ----------            ----------
Total inventories at current cost                             783.4                 801.1
Less allowances to reduce current cost
     values to LIFO basis                                    (122.5)               (128.7)
Progress payments                                             (13.3)                (12.5)
                                                         ----------            ----------
Total inventories                                        $    647.6            $    659.9
                                                         ==========            ==========


Note 3.  Business Segments

    Information on the Company's business segments was as follows (in millions):

                                      Three Months Ended                Nine Months Ended
                                         September 30,                    September 30,
                                  ------------------------        ----------------------------
                                    1999            1998             1999              1998
                                  --------        --------        ----------        ----------
Sales:

Specialty metals                  $  495.5        $  487.0        $  1,506.7        $  1,559.5
Aerospace and electronics            206.0           192.4             606.3             596.5
Industrial                            67.0            80.8             214.0             266.6
Consumer                              58.0            56.5             176.5             162.0
                                  --------        --------        ----------        ----------

Total continuing
   operations                        826.5           816.7           2,503.5           2,584.6
Operations sold or held
   for sale                           29.4           110.4             204.9             363.8
                                  --------        --------        ----------        ----------


Total sales                       $  855.9        $  927.1        $  2,708.4        $  2,948.4
                                  ========        ========        ==========        ==========

Operating Profit:

Specialty metals                  $   28.4        $   59.6        $    139.5        $    208.8
Aerospace and electronics             23.6            21.8              61.5              64.7
Industrial                             1.8             8.0              10.2              30.5
Consumer                               3.9             5.7              12.0              13.1
                                  --------        --------        ----------        ----------


Total operating profit                57.7            95.1             223.2             317.1

Transformation, merger
  and restructuring costs             (3.1)           --                (7.4)            (67.8)
Corporate expenses                   (10.8)           (8.9)            (27.8)            (27.3)
Interest expense, net                 (2.5)           (4.0)            (19.8)            (12.7)
Investments and
  operations sold or held
  for sale                             0.5            14.3              26.0              30.5
Excess pension income                 17.4            10.6              49.2              31.8
                                  --------        --------        ----------        ----------

Income before income
   taxes and
   extraordinary gains            $   59.2        $  107.1        $    243.4        $    271.6
                                  ========        ========        ==========        ==========


   In the 1999 third quarter and 1999 nine months, transformation, merger and restructuring costs included costs of $3.1 million and $7.4 million, respectively, related to the previously announced transformation of the Company.

   In the 1998 nine months, transformation, merger and restructuring costs included deal costs of $10.3 million related to the acquisition of OREMET, along with pretax charges of $5.8 million for a planned salaried workforce reduction related to integrating the operations of OREMET and Wah Chang. Allegheny Ludlum also recorded a $19.3 million pretax charge due to a planned salaried workforce reduction. In addition, pretax charges of $32.4 million were recorded for costs associated with exiting certain product lines and asset impairments resulting from capital expenditure programs.

   Pension income in excess of amounts allocated to business segments to offset pension and other postretirement benefit expenses is presented separately.

Note 4.  Divestitures

   In the 1999 third quarter, the Company completed the sale of its unmanned aerial vehicle and its pyrotechnic components and systems businesses, Ryan Aeronautical and McCormick Selph Ordnance Unit. In addition, the Company sold its pressure relief valve, vehicle control valve, nitrogen gas springs, consumer drinkware and its construction and mining equipment businesses.

   During the 1999 third quarter, the Company realized more than $340 million in gross proceeds and recognized extraordinary gains of $129.6 million, net of $79.9 million in taxes, in connection with the sales of these businesses.

Note 5.  Net Income Per Share

    The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

                                                              Three Months Ended                  Nine Months Ended
                                                                 September 30,                      September 30,
                                                       ---------------------------------- ----------------------------------
                                                             1999             1998              1999             1998
                                                       ---------------------------------- ----------------- ----------------
Numerator:
  Income before extraordinary gains                          $  38.0          $  65.5           $ 155.9           $ 167.9
  Extraordinary gains on sales of
    operations                                                 129.6             --               129.6              --
                                                             -------          -------           -------           -------
  Numerator for basic and diluted
    net income per common share -
    net income available to common
    stockholders                                             $ 167.6          $  65.5           $ 285.5           $ 167.9
                                                             =======          =======           =======           =======

Denominator:
    Weighted average shares                                    190.3            197.0             192.2             196.6
    Contingent issuable stock                                    0.2              0.4               0.2               0.3
                                                             -------          -------           -------           -------

  Denominator for basic net income
    per common share                                           190.5            197.4             192.4             196.9

Effect of dilutive securities:
    Employee stock options                                       0.7              1.0               0.9               1.6
                                                             -------          -------           -------           -------
  Dilutive potential common shares                               0.7              1.0               0.9               1.6

  Denominator for diluted net
     income per common share -
  Adjusted weighted average shares                             191.2            198.4             193.3             198.5
                                                             =======          =======           =======           =======

Basic net income per common share:
  Income before extraordinary gains                          $  0.20          $  0.33           $  0.81           $  0.85
  Extraordinary gains on sales of
    operations                                                  0.68             --                0.67              --
                                                             -------          -------           -------           -------
Basic net income per common share                            $  0.88          $  0.33           $  1.48           $  0.85
                                                             =======          =======           =======           =======

Diluted net income per common share:
  Income before extraordinary gains                          $  0.20          $  0.33           $  0.81           $  0.85
  Extraordinary gains on sales of
    operations                                                  0.68             --                0.67              --
                                                             -------          -------           -------           -------
Diluted net income per common share                          $  0.88          $  0.33           $  1.48           $  0.85
                                                             =======          =======           =======           =======


Note 6.  Comprehensive Income

    The components of comprehensive income, net of tax, were as follows (in millions):


                                                            Three Months Ended              Nine Months Ended
                                                               September 30,                  September 30,
                                                        ----------------------------   ----------------------------
                                                           1999            1998           1999            1998
                                                        ------------    ------------   ------------   -------------

Net income                                              $167.6          $ 65.5         $285.5         $167.9

Foreign currency translation gains
    (losses) arising during the
    period                                                 1.7            (2.9)          (3.4)          (6.5)
Less:  foreign currency translation
    losses due to sale of foreign entities                (4.9)             --           (4.9)            --
                                                        ------          ------         ------         ------
                                                           6.6            (2.9)           1.5           (6.5)

Unrealized holding gains arising
    during period                                          0.7             0.6            5.3            0.2
                                                        ------          ------         ------         ------

Comprehensive income                                    $174.9          $ 63.2         $292.3         $161.6
                                                        ======          ======         ======         ======

Note 7.  Stockholders' Equity

   Allegheny Teledyne paid a cash dividend of $0.16 per common share in each of the 1999 and 1998 first, second and third quarters. On November 11, 1999, the Company's Board of Directors declared a regular quarterly dividend of $0.16 per share of common stock. The dividend is payable on December 14, 1999 to stockholders of record at the close of business on November 22, 1999.

    At a stockholders meeting held on November 11, 1999, Allegheny Teledyne's stockholders approved a one-for-two reverse split of the Company's stock. The reverse split will be effective immediately following the spin-offs of the Company's Aerospace and Electronics and Consumer segments to Allegheny Teledyne's stockholders. Allegheny Teledyne will complete the spin-offs on November 29, 1999.

    The Board of Directors has preliminarily approved setting the regular quarterly dividend at $0.10 per share of common stock, or $0.20 per share after giving effect to the reverse split. It is anticipated that this new dividend rate will be implemented with the regular quarterly dividend payable in March 2000.

    On October 1, 1998, the Company's Board of Directors authorized a stock repurchase program to acquire up to 20 million shares of Allegheny Teledyne's common stock. The shares may be purchased from time-to-time in the open market or in negotiated transactions. In the first nine months of 1999, the Company had purchased 7.3 million shares for $148.3 million under this program. In the 1999 third quarter, the Company had purchased 2.1 million shares for $39.7 million under this program. During the month of October 1999 the Company purchased over
1.7 million shares at a cost of approximately $28 million. From the inception of the share repurchase program through November

9, 1999, the Company has repurchased approximately 12.0 million shares at an aggregate cost of $232.5 million.

    On November 12, 1999, the Company announced that its board of directors had set November 22, 1999 as the record date and November 29, 1999 as the distribution date for the spin-offs of the Company's Aerospace and Electronics and Consumer segments. The Aerospace and Electronics segment will be spun off to Allegheny Teledyne's stockholders at the ratio of one share of the common stock of the new aerospace and electronics company, which will be known as Teledyne Technologies Incorporated, for each seven shares of Allegheny Teledyne common stock. The Consumer segment will be spun off to Allegheny Teledyne's stockholders at the ratio of one share of the common stock of the new consumer company, which will be known as Water Pik Technologies, Inc., for each 20 shares of Allegheny Teledyne common stock.

Note 8.  Commitments and Contingencies

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

   At September 30, 1999, the Company's reserves for environmental remediation obligations totaled approximately $44.0 million, of which approximately $10.6 million was included in other current liabilities. The reserve includes estimated probable future costs of $12.6 million for federal Superfund and comparable state-managed sites; $14.5 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $6.4 million for owned or controlled sites at which Company operations have been discontinued; and $10.5 million for sites utilized by the Company in its ongoing operations. The Company is evaluating whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties other than participating potentially responsible parties.

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

Note 9.  Subsequent Events

   In November 1999, the Company completed the previously announced sale of Specialty Equipment's material handling business to Terex Corporation. The Material Handling business is the last remaining business to be sold as part of the transformation initiatives Allegheny Teledyne announced in January 1999.

   On November 12, 1999, the Company announced that its subsidiary, Allegheny Ludlum Corporation, has entered into a definitive agreement with Bethlehem Steel Corporation in which Allegheny Ludlum will acquire the Washington, PA plant of Lukens' Washington Steel Division for approximately $20 million. The plant has been idle since April 1999 and was formerly used to cold roll and finish stainless steel sheet and strip. The agreement is subject to customary regulatory approval and closing conditions.

Note 10.  Unaudited Pro Forma Financial Information

   Following extensive studies and strategic analyses initiated in the summer of 1998, the Company announced in January 1999 that it would pursue a significant strategic transformation and reconfiguration of the Company. As part of this transformation, the Company is spinning off its Aerospace and Electronics segment as a stand-alone company (which will be called Teledyne Technologies Incorporated) and its Consumer segment as a stand-alone company (which will be called Water Pik Technologies, Inc.) on November 29, 1999. In addition, the Company has sold several of its businesses as described in Note 4 and Note 9.

   At the time of the spin-offs, Allegheny Teledyne will change its name to Allegheny Technologies Incorporated ("Allegheny Technologies"). In addition, the Company will effect a one-for-two reverse split of its common stock immediately after the spin-offs. The reverse stock split was approved by the Company's stockholders at a special meeting held on November 11, 1999.

   The following unaudited pro forma consolidated income statements for the nine months ended September 30, 1999 and 1998 and the year ended December 31, 1998 and the unaudited pro forma balance sheet at September 30, 1999 present the results of operations and financial position of Allegheny Technologies assuming that the transactions contemplated by the spin-offs of the Aerospace and Electronics and Consumer segments and the reverse stock split had been completed as of the beginning of 1998 with respect to the consolidated income statements and as of September 30, 1999 with respect to the consolidated balance sheet. In addition, the statements reflect the operations of the segments to be spun-off and the companies sold or to be sold as discontinued. In the opinion of management, the statements include all material adjustments necessary to reflect, on a pro forma basis, the impact of the spin-off transactions and the reverse stock split on the historical financial information of Allegheny Teledyne Incorporated. The adjustments are described in the notes to pro forma consolidated financial information and are set forth in the "Pro Forma Adjustments" column.

    The unaudited pro forma financial information has been presented for informational purposes only and does not reflect the results of operations or financial position of Allegheny Technologies that would have occurred had Allegheny Technologies operated as a company without the spun-off operations and the companies sold or to be sold for the period represented. Actual results might have differed. The unaudited pro forma consolidated information should not be relied upon as being indicative of results Allegheny Technologies would have had or of future results after the spin-offs and sales of companies.

              ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                      PRO FORMA CONSOLIDATED BALANCE SHEET
                               September 30, 1999
                                   (Unaudited)

                                                                   Historical                         Pro Forma
                                                                    Allegheny         Pro Forma        Allegheny
(In millions)                                                    Technologies       Adjustments     Technologies
-----------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                           $   49.2           $ 133.7         $  182.9
Accounts receivable                                                    504.3            (163.8)           340.5
Inventories                                                            647.6             (88.5)           559.1
Deferred income taxes                                                   60.8             (26.0)            34.8
Prepaid expenses and other current assets                               28.1              (3.6)            24.5
-----------------------------------------------------------------------------------------------------------------
   Total Current Assets                                              1,290.0            (148.2)         1,141.8
Property, plant and equipment                                          994.3             (88.7)           905.6
Prepaid pension cost                                                   501.9              16.5            518.4
Cost in excess of net assets acquired                                  242.8             (36.5)           206.3
Net assets of discontinued operations                                   --                20.7             20.7
Other assets                                                           112.0             (15.7)            96.3
-----------------------------------------------------------------------------------------------------------------
   Total Assets                                                     $3,141.0           $(251.9)        $2,889.1
-----------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                    $  238.9           $ (76.3)        $  162.6
Accrued liabilities                                                    324.6             (75.0)           249.6
Short-term debt and current portion of long-term debt                   73.9              (0.2)            73.7
-----------------------------------------------------------------------------------------------------------------
   Total Current Liabilities                                           637.4            (151.5)           485.9
Long-term debt                                                         256.7              (6.8)           249.9
Accrued postretirement benefits                                        578.0             (33.3)           544.7
Other                                                                  251.2             (11.1)           240.1
-----------------------------------------------------------------------------------------------------------------
   Total Liabilities                                                 1,723.3            (202.7)         1,520.6
-----------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
   Preferred stock                                                        --                --               --
   Common stock                                                         19.8              (9.9)             9.9
   Additional paid-in capital                                          470.8               9.9            480.7
   Retained earnings                                                 1,107.7             (50.1)         1,057.6
   Treasury stock                                                     (183.9)               --           (183.9)
   Foreign currency translation losses                                  (4.4)              0.9             (3.5)
   Unrealized gains on securities                                        7.7                --              7.7
-----------------------------------------------------------------------------------------------------------------
   Total Stockholders' Equity                                        1,417.7             (49.2)          1,368.5
-----------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                          $3,141.0           $(251.9)         $2,889.1
-----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

              ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                   PRO FORMA CONSOLIDATED STATEMENT OF INCOME
                  For the Nine Months Ended September 30, 1999
                                   (Unaudited)

                                                                                                                  Pro Forma
                                                             Historical                         Pro Forma         Effect of
                                                              Allegheny        Pro Forma         Allegheny          Reverse
(In millions except per share amounts)                     Technologies      Adjustments      Technologies      Stock Split
-----------------------------------------------------------------------------------------------------------------------------
Sales                                                       $  2,708.4     $     (987.7)        $  1,720.7
-----------------------------------------------------------------------------------------------------------------------------

Costs and expenses:
   Cost of sales                                               2,093.8           (701.2)           1,392.6
   Selling and administrative expenses                           349.1           (190.0)             159.1
   Transformation costs                                            7.4             (7.4)                --
   Interest expense, net                                          19.8             (0.1)              19.7
-----------------------------------------------------------------------------------------------------------------------------
                                                               2,470.1           (898.7)           1,571.4
-----------------------------------------------------------------------------------------------------------------------------
Earnings before other income                                     238.3            (89.0)             149.3
Other income                                                       5.1             (1.5)               3.6
-----------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income
   taxes and extraordinary gains                                 243.4            (90.5)             152.9
Provision for income taxes                                        87.5            (38.9)              48.6
-----------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before
   extraordinary gains                                           155.9            (51.6)             104.3
Income from discontinued operations, net of
   income taxes                                                     --             51.6               51.6
Extraordinary gains on sales of operations, net
   of income taxes                                               129.6               --              129.6
-----------------------------------------------------------------------------------------------------------------------------
Net income                                                  $    285.5       $       --       $      285.5
-----------------------------------------------------------------------------------------------------------------------------

Basic net income per common share:
   Income from continuing operations before
      extraordinary gains                                   $     0.81       $    (0.27)        $     0.54       $     1.08
   Income from discontinued operations                              --             0.27               0.27             0.54
-----------------------------------------------------------------------------------------------------------------------------
   Extraordinary gains on sales of operations                     0.67               --               0.67             1.34
-----------------------------------------------------------------------------------------------------------------------------
Basic net income per common share                           $     1.48        $      --         $     1.48       $     2.96
-----------------------------------------------------------------------------------------------------------------------------
Diluted net income per common share:
   Income from continuing operations before
      extraordinary gains                                   $     0.81       $    (0.27)        $     0.54       $     1.08
   Income from discontinued operations                              --             0.27               0.27             0.54
-----------------------------------------------------------------------------------------------------------------------------
   Extraordinary gains on sales of operations                     0.67               --               0.67             1.34
-----------------------------------------------------------------------------------------------------------------------------
Diluted net income per common share                         $     1.48        $      --         $     1.48       $     2.96
-----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

              ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                   PRO FORMA CONSOLIDATED STATEMENT OF INCOME
                      For the Year Ended December 31, 1998
                                   (Unaudited)

                                                                                                                  Pro Forma
                                                             Historical                         Pro Forma         Effect of
                                                              Allegheny        Pro Forma         Allegheny          Reverse
(In millions except per share amounts)                     Technologies      Adjustments      Technologies      Stock Split
-----------------------------------------------------------------------------------------------------------------------------
Sales                                                       $  3,923.4      $  (1,521.0)        $  2,402.4
-----------------------------------------------------------------------------------------------------------------------------

Costs and expenses:
   Cost of sales                                               2,950.2         (1,118.5)           1,831.7
   Selling and administrative expenses                           507.6           (263.2)             244.4
   Transformation, merger and restructuring costs                 67.8               --               67.8
   Interest expense, net                                          19.3              0.1               19.4
-----------------------------------------------------------------------------------------------------------------------------
                                                               3,544.9         (1,381.6)           2,163.3
-----------------------------------------------------------------------------------------------------------------------------
Earnings before other income                                     378.5           (139.4)             239.1
Other income                                                      12.7             (2.0)              10.7
-----------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income
   taxes                                                         391.2           (141.4)             249.8
Provision for income taxes                                       150.0            (55.2)              94.8
-----------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                241.2            (86.2)             155.0
Income from discontinued operations, net of
   income taxes                                                     --             86.2               86.2
-----------------------------------------------------------------------------------------------------------------------------
Net income                                                  $    241.2      $        --       $      241.2
-----------------------------------------------------------------------------------------------------------------------------

Basic net income per common share:
   Income from continuing operations                        $     1.23       $    (0.44)        $     0.79       $     1.58
   Income from discontinued operations                              --             0.44               0.44             0.88
-----------------------------------------------------------------------------------------------------------------------------
Basic net income per common share                           $     1.23        $      --         $     1.23       $     2.46
-----------------------------------------------------------------------------------------------------------------------------

Diluted net income per common share:
   Income from continuing operations                        $     1.23       $    (0.44)        $     0.79       $     1.58
   Income from discontinued operations                              --             0.44               0.44             0.88
-----------------------------------------------------------------------------------------------------------------------------
Diluted net income per common share                         $     1.23        $      --         $     1.23       $     2.46
-----------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these statements.

              ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                   PRO FORMA CONSOLIDATED STATEMENT OF INCOME
                  For the Nine Months Ended September 30, 1998
                                   (Unaudited)

                                                                                                                  Pro Forma
                                                             Historical                         Pro Forma         Effect of
                                                              Allegheny        Pro Forma         Allegheny          Reverse
(In millions except per share amounts)                     Technologies      Adjustments      Technologies      Stock Split
-----------------------------------------------------------------------------------------------------------------------------
Sales                                                       $  2,948.4      $  (1,122.3)        $  1,826.1
-----------------------------------------------------------------------------------------------------------------------------

Costs and expenses:
   Cost of sales                                               2,248.8           (835.0)           1,413.8
   Selling and administrative expenses                           363.4           (194.7)             168.7
   Transformation, merger and restructuring costs                 67.8               --               67.8
   Interest expense, net                                          12.7              0.1               12.8
-----------------------------------------------------------------------------------------------------------------------------
                                                               2,692.7         (1,029.6)           1,663.1
-----------------------------------------------------------------------------------------------------------------------------
Earnings before other income                                     255.7            (92.7)             163.0
Other income                                                      15.9             (2.1)              13.8
-----------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income
   taxes                                                         271.6            (94.8)             176.8
Provision for income taxes                                       103.7            (37.1)              66.6
-----------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                167.9            (57.7)             110.2
Income from discontinued operations, net of
   income taxes                                                     --             57.7               57.7
-----------------------------------------------------------------------------------------------------------------------------
Net income                                                  $    167.9       $       --       $      167.9
-----------------------------------------------------------------------------------------------------------------------------

Basic net income per common share:
   Income from continuing operations                        $     0.85       $    (0.29)        $     0.56       $     1.12
   Income from discontinued operations                              --             0.29               0.29             0.58
-----------------------------------------------------------------------------------------------------------------------------
Basic net income per common share                           $     0.85        $      --         $     0.85       $     1.70
-----------------------------------------------------------------------------------------------------------------------------

Diluted net income per common share:
   Income from continuing operations                        $     0.85       $    (0.29)        $     0.56       $     1.12
   Income from discontinued operations                              --             0.29               0.29             0.58
-----------------------------------------------------------------------------------------------------------------------------
Diluted net income per common share                         $     0.85        $      --         $     0.85       $     1.70
-----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

   The pro forma unaudited consolidated balance sheet was prepared assuming the spin-offs and reverse stock split occurred on September 30, 1999 and includes "Pro Forma Adjustments" as follows:

    (a) To reclassify the operations sold or to be sold and operations to be spun-off as discontinued operations.

    (b) To record cash proceeds of $134 million from credit facilities established by Allegheny Teledyne on behalf of Teledyne Technologies Incorporated and Water Pik Technologies, Inc. The repayment obligations of $100 million and $34 million under these credit facilities will be assumed by Teledyne Technologies Incorporated and Water Pik Technologies, Inc., respectively.

    (c) To record the distribution of the spun-off companies to Allegheny Teledyne stockholders. (d) To reflect the one-for-two reverse stock split.

   The pro forma unaudited consolidated income statements were prepared assuming the spin-offs and reverse stock split occurred at the beginning of 1998. These statements include "Pro Forma Adjustments" as follows:

    (a) To reclassify the operations sold or to be sold and operations to be spun-off as discontinued operations.

    (b) To reflect the one-for-two reverse stock split.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

   Allegheny Teledyne Incorporated is a group of technology-based manufacturing businesses with significant concentration in specialty metals, complemented by aerospace and electronics, industrial, and consumer products. The Company's Specialty Metals business segment accounted for 60 percent of the Company's total sales from continuing operations of $2,503.5 million for the nine months ended September 30, 1999. Its Aerospace and Electronics, Industrial and Consumer business segments accounted for 24 percent, 9 percent and 7 percent, respectively, of total sales from continuing operations. Such percentages were approximately the same for the first nine months of 1998, where total sales from continuing operations were $2,584.6 million.

    For the 1999 nine months, operating profit was $223.2 million compared to $317.1 million for the same 1998 period. Sales from continuing operations declined 3.1 percent to $2,503.5 million for the 1999 nine months compared to $2,584.6 million for the same 1998 period. The lower results were due mainly to continuing difficult pricing conditions in stainless steel, nickel alloys, titanium and tungsten carbide markets, higher raw material costs (primarily nickel), and reduced demand for high performance metals in the commercial aerospace and oil and gas markets. Strong cost controls partially offset the negative market conditions experienced in some businesses.

   Net income was $285.5 million, or $1.48 per diluted share, for the 1999 nine months, compared to $167.9 million, or $0.85 per diluted share, for the same 1998 period. Net income was $167.6 million, or $0.88 per diluted share, for the 1999 third quarter, compared to $65.5 million, or $0.33 per diluted share, for the same 1998 period. Net income in the third quarter 1999 was impacted by $129.6 million, or $0.68 per diluted share from extraordinary gains on the sales of operations and $5.6 million, or $0.03 per diluted share, relating to costs associated with the previously announced planned spin-offs of certain businesses of the Aerospace and Electronics and Consumer segments, workforce reductions and facilities start-up costs.

   Sales and operating profit for the Company's four business segments are discussed below.

Specialty Metals

      Third quarter 1999 operating profit declined to $28.4 million from $59.6 million in the same year-ago period and sales increased 2 percent to $495.5 million. For the 1999 nine months, operating profit declined 33 percent to $139.5 million and sales declined 3 percent to $1,506.7 million.

Allegheny Ludlum

   Combined sales and operating profits for Allegheny Ludlum, whose products consist primarily of flat-rolled products, increased 15 percent and declined 57 percent, respectively, from the 1998 third quarter and increased 7 percent and declined 18 percent, respectively, from the 1998 nine months. Sales increased due to higher shipments compared to 1998, as a result of strong demand and the utilization and capability of new strategic assets. Operating profit declined due primarily to significantly higher nickel costs and relatively flat prices for commodity stainless steel products.

   With rising nickel costs, increased demand and lower imports reflecting the impact of favorable trade cases, in the 1999 third quarter Allegheny Ludlum announced two price increases totaling approximately 12 to 14 percent for most stainless steel sheet, strip and coiled plate products. In addition, Allegheny Ludlum reduced the surcharge mechanism for nickel to $2.75 per pound from $3.50 per pound effective with shipments beginning October 4, 1999. Due to existing contracts, the full benefits of the price increases and surcharge change are not expected to be realized until the first quarter 2000. The ability to maintain price increases depends on market conditions, including pricing by foreign producers.

   Tons of flat-rolled specialty materials shipped in the third quarter and nine months of 1999 increased to 168,200 tons and 480,200 tons, respectively, compared to 130,200 tons and 402,200 tons for the same periods of 1998. The average prices of flat-rolled specialty materials in the third quarter and nine months of 1999 declined to $1,940 and $1,993 per ton, respectively, compared to $2,181 and $2,230 per ton in the same 1998 periods due primarily to product mix, including an increase in sales of semi-finished stainless steel products. Tight cost controls and cost reduction efforts continue.

High Performance Metals

   Operating profit and sales for high performance metals declined 48 percent and 17 percent, respectively, over the 1998 third quarter and declined 45 percent and 17 percent, respectively, over the 1998 nine months. The decline in operating results in 1999 occurred primarily due to lower prices and volume for nickel alloy and titanium products resulting from continuing weak demand in aerospace and oil and gas markets. This weakness was partially offset by strong demand for nickel-based superalloys for large land-based power generation turbines and medical implant devices. Results for the 1999 third quarter also include start-up costs associated with Oremet-Wah Chang's new electron beam melt facility. The results for the 1999 nine months include this item as well as start-up costs associated with Allvac's new vacuum induction furnace and costs related to a workforce reduction at Allvac's operation in the United Kingdom.

Aerospace and Electronics Segment

      Operating profit increased 8 percent to $23.6 million for the 1999 third quarter from $21.8 million in the same 1998 period, and sales increased 7 percent to $206.0 million. For the 1999 nine months, operating profit decreased 5 percent to $61.5 million and sales increased 2 percent to $606.3 million. Product recall costs at Continental Motors and a continuing slow economic recovery in some Asian markets negatively impacted performance during the 1999 nine-month period.

    While sales at Continental Motors improved in the 1999 third quarter and nine months, operating profit for the 1999 nine months was negatively impacted by a recall of piston engines produced in 1998. Efforts associated with the recall resulted in a $3.0 million charge during the 1999 nine months. Sales and operating results for Continental Motors' turbine engines increased in both the 1999 third quarter and nine months. At Electronic Technologies, increased demand for business and commuter aircraft systems and medical devices in both the 1999 third quarter and nine months were more than offset by lower sales for microelectronics for the 1999 third quarter and lower sales for contract manufacturing services and precision electronic devices for the 1999 nine months. These results were also impacted by costs related to workforce reductions at Electronic Technologies. At Brown Engineering, increased 1999 third quarter and nine-month sales in defense energy systems and environmental programs partially offset lower sales for marine instrumentation products. The decrease in operating results for marine instrumentation products was attributable, in large part, to adverse conditions in the oil industry. Third quarter 1999 and the 1999 nine months operating results for Teledyne Cast Parts were adversely affected by reduced demand from commercial aerospace markets.

Industrial Segment

   Operating profit for the 1999 third quarter was $1.8 million compared to $8.0 million for the same quarter of 1998, and sales decreased 17 percent to $67.0 million. For the 1999 nine months, operating profit decreased 67 percent to $10.2 million while sales decreased 20 percent to $214.0 million.

   The decline in sales and operating profit in the 1999 third quarter and nine months resulted primarily from reduced demand for tungsten, tungsten carbide, and carbide cutting tools due to weaker global market conditions affecting Metalworking Products. In addition, the 1999 third quarter and nine months operating profit includes $2.1 million and $3.6 million, respectively, in costs related to a workforce reduction at Metalworking Products.

Consumer Segment

   Operating profit decreased to $3.9 million in the 1999 third quarter from $5.7 million in the same 1998 period and sales increased 3 percent to $58.0 million. For the 1999 nine months, operating profit decreased to $12.0 million from $13.1 million and sales increased 9 percent to $176.5 million from the comparable 1998 period.

Corporate Items

   Corporate expenses increased by 21 percent to $10.8 million for the 1999 third quarter primarily due to one-time costs related to executive management transition. Corporate expenses increased 2 percent to $27.8 million for the 1999 nine months. Net interest expense decreased $1.5 million from the third quarter 1998 as substantial proceeds received from asset sales completed during the quarter were used to reduce debt. Net interest expense for the 1999 nine months increased $7.1 million from the nine months 1998 due to higher levels of debt resulting from more than $400 million of purchases of businesses and investments in ventures and increased capital spending during 1998. Excess pension income increased to $17.4 million in the third quarter 1999 and $49.2 million in the 1999 nine months compared to $10.6 million in the third quarter 1998 and $31.8 million in the 1998 nine months due to higher pension assets as a result of strong investment performance during 1998.

Special and Extraordinary Items

   Net income in the 1999 third quarter was reduced by special items of $5.6 million, or $0.03 per diluted share, relating to costs associated with the previously announced spin-offs of certain businesses of the Aerospace and Electronics and Consumer segments, workforce reductions at Metalworking Products, Water Pik and Teledyne Electronic Technologies and facilities start-up costs at Oremet-Wah Chang and Allegheny Ludlum's joint venture in China.

   Also, net income in the third quarter 1999 includes $129.6 million, or $0.68 per diluted share, from extraordinary gains on the sale of several businesses including Fluid Systems, McCormick Selph Ordnance Unit, Ryan Aeronautical and Specialty Equipment's construction and mining business.

   In addition to the items described above, net income in the 1999 nine months was reduced by special items of $10.8 million, or $0.05 per diluted share, relating to costs associated with the previously announced spin-offs of the Aerospace and Electronics and Consumer segments, facility consolidations in the Consumer segment, workforce reductions at Allvac's operations in the United Kingdom, Metalworking Products and Teledyne Electronic Technologies, start-up costs relating to Oremet-Wah Chang's new electron beam melt facility and Allegheny Ludlum's joint venture in China and operating losses on certain businesses sold in the 1999 first quarter.

   Non-recurring events resulted in an after-tax charge of $45.8 million, or $0.23 per diluted share in the 1998 nine months. These events included deal costs of $10.3 million, or $0.05 per share, related to the acquisition of OREMET, along with charges of $3.5 million, or $0.02 per share, for a planned salaried workforce reduction related to integrating the operations of OREMET and Wah Chang. Also, Allegheny Ludlum recorded a $12.3 million charge, or $0.06 per share, due to a planned salaried workforce reduction. In addition, charges of $19.7 million, or $0.10 per share, relating to the Specialty Metals segment were recorded associated with exiting certain product lines and asset impairments resulting from capital expenditure programs.

Transformation Initiatives

         Following extensive studies and strategic analyses initiated in the summer of 1998, the Company announced in January 1999 that it would pursue a significant strategic transformation and reconfiguration of the Company. As part of this transformation, the Company is spinning off certain businesses of its Aerospace and Electronics segment as a stand-alone company (which will be called Teledyne Technologies Incorporated) and its Consumer segment as a stand-alone company (which will be called Water Pik Technologies, Inc.).

    On November 12, 1999, the Company announced that its board of directors had set November 22, 1999 as the record date and November 29, 1999 as the distribution date for the spin-offs of the two new companies. Teledyne Technologies Incorporated will be spun off to Allegheny Teledyne's stockholders at the ratio of one share of the common stock of Teledyne Technologies for each seven shares of Allegheny Teledyne common stock. Water Pik Technologies, Inc. will be spun off to Allegheny Teledyne's stockholders at the ratio of one share of the common stock of Water Pik Technologies for each 20 shares of Allegheny Teledyne common stock.

    At a special meeting held on November 11, 1999, Allegheny Teledyne's stockholders approved a one-for-two reverse split of the Company's stock. The reverse split will be effective immediately following the spin-offs of the Company's Aerospace and Electronics and Consumer segments to Allegheny Teledyne's stockholders.

    At the time of the spin-offs, Allegheny Teledyne will change its name to Allegheny Technologies Incorporated. After the spin-offs, Allegheny Technologies common stock will be traded on the New York Stock Exchange under the symbol "ATI."

   Additionally, as part of this strategic transformation, the Company sold several of its businesses. In the 1999 third quarter, the Company completed the sale of its unmanned aerial vehicle and its pyrotechnic components and systems businesses, Ryan Aeronautical and McCormick Selph Ordnance Unit. In addition, the Company sold its pressure relief valve, vehicle control valve, nitrogen gas springs, consumer drinkware and its construction and mining equipment businesses. During the 1999 third quarter, the Company realized more than $340 million in gross proceeds and recognized extraordinary gains of $129.6 million, net of $79.9 million in taxes in connection with the sales of these businesses.

New Accounting Pronouncements

    Financial Accounting Standards Board ("FASB") Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, FASB Statement No. 137, "Accounting for Derivative Instruments and Hedging
Activities: Deferral of the Effective Date of FASB Statement No. 133" was issued. This statement delays the effective date of FASB Statement No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is presently evaluating the effect of adopting this statement.

Income Taxes

    The Company's effective tax rate decreased to 35.8 percent and 35.9 percent, respectively, for the 1999 third quarter and nine months from 38.8 percent and
38.2 percent, respectively, for the same periods in 1998. The decrease in the 1999 rate reflects the impact of non-deductible merger and restructuring charges in the first quarter of 1998, favorable adjustments to prior years' tax liabilities, and favorable effects of tax planning initiatives.

Financial Condition and Liquidity

   Working capital decreased to $652.6 million at September 30, 1999, compared to $742.2 million at December 31, 1998. The current ratio decreased to 2.0 from
2.2 in this same period. The decrease in working capital was primarily due to lower cash, accounts receivable and inventories balances and higher accounts payable balances.

   In the first nine months of 1999, cash generated from operations of $139.5 million, proceeds from the sale of businesses and investments and disposals of property, plant and equipment of $356.8 million and proceeds from the exercise of stock options of $6.4 million were used to pay net debt of $198.3 million, repurchase common stock for $148.3 million, pay dividends of $92.2 million and to invest $88.0 million in capital equipment and business expansion. Cash generated from operations of $139.5 million is net of payments of taxes on gains on sales of businesses of $79.9 million. Excluding these tax payments, cash generated from operations is $219.4 million. Cash transactions plus cash on hand at the beginning of the year resulted in a cash position of $49.2 million at September 30, 1999. Capital expenditures for 1999 are expected to approximate $115 million, of which $78.6 million were spent during the first nine months.

   On October 1, 1998, the Company's Board of Directors authorized a stock repurchase program to acquire up to 20 million shares of Allegheny Teledyne's common stock. The shares may be repurchased from time-to-time in the open market. During the third quarter of 1999, the Company repurchased 2.1 million shares at a cost of $39.7 million. During the 1999 nine months, the Company repurchased 7.3 million shares at a cost of $148.3 million. During the month of October 1999, the Company purchased over 1.7 million shares at a cost of approximately $28 million. From the inception of the share repurchase program through November 9, 1999, the Company has repurchased a total of approximately
12.0 million shares at a cost of $232.5 million.

   The Company will effect a one-for-two reverse split of its common stock immediately after the completion of the previously announced spin-offs of certain businesses of its Aerospace and Electronics and its Consumer segments. The reverse stock split was approved by Allegheny Teledyne's stockholders at a special meeting held on November 11, 1999. The spin-offs will be completed on November 29, 1999.

   On November 11, 1999, the Board of Directors declared a regular quarterly dividend of $0.16 per share of common stock. The dividend is payable on December 14, 1999 to stockholders of record at the close of business on November 22, 1999. The Board of Directors has preliminarily approved setting the regular quarterly dividend at $0.10 per share of common stock, or $0.20 per share after giving effect to the reverse split. It is anticipated that this new dividend rate will be implemented with the regular quarterly dividend payable in March 2000.

   The Company believes that internally generated funds, current cash on hand and borrowing from existing credit lines will be adequate to meet foreseeable needs. The Company may choose, however, to issue additional debt depending on market conditions.

Other Matters

Environmental

   The Company is subject to federal, state and local environmental laws and regulations which require that it investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including sites at which the Company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, and comparable state laws. The Company is currently involved in the investigation and remediation of a number of sites under these laws. The Company's reserves for environmental investigation and remediation totaled approximately $44.0 million at September 30, 1999. Based on currently available information, management does not believe future environmental costs at sites with which the Company has been identified in excess of those accrued are likely to have a material adverse effect on the Company's financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period.

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

   For additional discussion of environmental matters, see Note 8 to the consolidated financial statements of the Company.

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

  For additional discussion of government contract matters, see Note 8 to the consolidated financial statements of the Company.

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

  In part as a result of its Year 2000 initiatives, but mostly due to evolving business needs and continuing technological advancements, the Company has been modifying and replacing portions of its computer software and hardware systems. The Company estimates, based on dollars expended, that installation of solutions to identified Year 2000 issues relating to its information technology systems is nearly 100 percent complete. While the Company estimates that based on dollars expended, nearly 100 percent of solutions have been implemented for its non-information technology systems, the Company continues to work to resolve various manufacturing-related Year 2000 issues. The Company believes that a substantial portion of its internal solutions relating to Year 2000 functionality of its computer systems have been completed and implemented. Confirmatory testing of implemented solutions is ongoing.

  We have provided many customers and suppliers who we believe to be material to our business with Year 2000 questionnaires. None of the responding customers and suppliers have identified for the Company any material Year

2000 issues. Efforts continue to be made to identify and resolve customer- and supplier-based Year 2000 issues that could affect the Company and its operating and support systems. The Company believes that it has identified substantially all material customer- and supplier-based Year 2000 issues. Efforts also continue to identify whether products produced and sold by Allegheny Teledyne's operating companies have Year 2000 issues. The Company believes that it has identified substantially all products that have Year 2000 issues, primarily a limited number of products of Teledyne Electronic Technologies and Teledyne Brown Engineering, and is working to resolve such issues. The Company believes that there are no significant product-related Year 2000 issues. The Company has not conducted any extensive review of products manufactured and sold by discontinued businesses or businesses that it has sold.

  Excluding expenditures necessitated by ordinary business needs and continuing technological advancements in the computer industry, the Company spent approximately $11 million in 1998 and anticipates spending another estimated $7 million in 1999 to address Year 2000 issues. These expenditures do not include expenditures relating to Year 2000 issues associated with the products identified above. Substantially all costs related to the Company's Year 2000 initiatives are expensed as incurred and funded through operating cash flows. Although we currently do not have any plans for additional expenditures, additional amounts may be spent in subsequent years.

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

  The Company has been working to establish contingency plans with respect to our critical business and operating systems should unplanned situations arise on or after January 1, 2000, and expect such contingency plans to be in place prior to December 31, 1999. Most of the Company's current contingency plans contemplate the use of current personnel to make certain manual adjustments to systems or to perform various tasks manually. Vacations for information technology professionals and other relevant personnel are expected to be limited toward the end of December 1999 and the early part of 2000 in order to have employees on hand to assist in avoiding and responding to adverse scenarios. The Company is also considering establishing additional inventories and back-up procedures in the event suppliers are unable to deliver raw materials and services in a timely manner.

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

Forward-Looking Statements

   From time to time the Company has made and may continue to make forward-looking statements. Certain forward-looking statements are contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 8 to the consolidated financial statements of the Company, including statements concerning the transformation of the Company, pricing, cost savings, raw material costs, market conditions, capital spending plans, the amount of dividends to be paid to the Company's stockholders, the adequacy of available funds to meet foreseeable needs, anticipated effects of the Euro conversion, anticipated expenditures to address Year 2000-computer-systems issues, the impact of Year 2000-computer-systems issues, the Company's use of derivative instruments, the outcome of any government inquiries, litigation or other future proceedings related to government contract or other matters and environmental costs. These statements are based on current expectations that involve a number of risks and uncertainties, including those described above under the captions "Other Matters - Environmental" and "Other Matters - Government Contracts" and elsewhere herein. Completion of the previously announced spin-offs and public offerings by the new companies being formed in the spin-offs and achieving anticipated results involve inherent uncertainties, including those related to whether legal, tax, financial and other considerations can be successfully resolved. Realization of the anticipated benefits described in the forward-looking statements could take longer than expected and implementation difficulties, market factors and further deterioration in domestic or global economic conditions could alter the anticipated benefits. Actual results may differ materially from the results anticipated in the forward-looking statements. Additional risk factors are described from time to time in the Company's filings with the Securities and Exchange Commission, including its Report on Form 10-K for the year ended December 31, 1998. The Company assumes no duty to update its forward-looking statements.

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

  As part of its risk management strategy, the Company purchases exchange-traded futures contracts to manage exposure to changes in nickel prices, a component of raw material cost for some of the specialty metals companies. The nickel futures contracts obligate the Company to make or receive a payment equal to the net change in value of the contract at its maturity. These contracts can also be designated as hedges of the Company' firm sales commitments, are short-term in nature to correspond to the commitment period, and are effective in hedging the Company's exposure to changes in nickel prices during the cycle. The gains and losses on these contracts are deferred and recognized in earnings when realized as an adjustment to cost of goods sold. Historically, the Company has not closed any significant contracts prior to the execution of the underlying sale transaction, nor has any of the underlying sales transactions failed to occur which resulted in a material adverse effect on the Company.

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

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits -

         10(a) Employment Agreement made August 17, 1999 between Allegheny Teledyne and Thomas A. Corcoran

         10(b) Restricted Stock Agreement made September 16, 1999 between Allegheny Teledyne Incorporated and Thomas A. Corcoran

         10(c) Supplemental Pension Plan Agreement made September 16, 1999 between Allegheny Teledyne Incorporated and Thomas A. Corcoran

         27     Financial Data Schedule for Nine Months Ended September 30,
                1999.

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



                                 ALLEGHENY TELEDYNE INCORPORATED
                                 (Registrant)



Date: November 15, 1999          By     /s/ James L. Murdy
                                    --------------------------------------
                                    James L. Murdy
                                    Executive Vice President, Finance and
                                       Administration and Chief Financial
                                       Officer
                                   (Duly Authorized Officer)


Date: November 15, 1999          By     /s/ Dale G. Reid
                                    --------------------------------------
                                    Dale G. Reid
                                    Vice President - Controller and Chief
                                       Accounting Officer
                                    (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.                         Description
-----------                         -----------

10(a) Employment Agreement made August 17, 1999 between Allegheny Teledyne and Thomas A. Corcoran

10(b) Restricted Stock Agreement made September 16, 1999 between Allegheny Teledyne Incorporated and Thomas A. Corcoran

10(c) Supplemental Pension Plan Agreement made September 16, 1999 between Allegheny Teledyne Incorporated and Thomas A. Corcoran

27            Financial Data Schedule for Nine Months Ended September 30, 1999.