Form 10-K405
period 1999-12-31
ALLEGHENY TECHNOLOGIES INC
filed 2000-03-21
CIK 1018963

                                                                            1999
================================================================================
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                           ---------------------------

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

                         Commission file number 1-12001

                       ALLEGHENY TECHNOLOGIES INCORPORATED
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

================================================================================
Title of each class                    Name of each exchange on which registered
--------------------------------------------------------------------------------
Common Stock, $0.10 Par Value          New York Stock Exchange
Preferred Stock Purchase Rights        New York Stock Exchange
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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        At March 15, 2000, the Registrant had outstanding 85,061,059 shares of its Common Stock. The aggregate market value of the Registrant's voting stock held by non-affiliates at this date was approximately $1.3 billion, based on the closing price per share of Common Stock on this date of $17-15/16 as reported on the New York Stock Exchange. Shares of Common Stock known by the Registrant to be beneficially owned by directors of the Registrant and officers of the Registrant subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are not included in the computation. The Registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

                       Documents Incorporated By Reference

Selected portions of the 1999 Annual Report to Stockholders - Part I, Part II and Part IV of this Report.

Selected portions of the Proxy Statement for 2000 Annual Meeting of Stockholders
- Part III of this Report. The information included in the Proxy Statement as required by paragraphs (k) and (l) of Item 402 of Regulation S-K is not incorporated by reference in this Form 10-K.

================================================================================

                                      INDEX

                                                                                                           PAGE
                                                                                                          NUMBER
                                                                                                          ------
PART I..................................................................................................     3

         Item 1.      Business..........................................................................     3

         Item 2.      Properties........................................................................    19

         Item 3.      Legal Proceedings.................................................................    21

         Item 4.      Submission of Matters to a Vote of Security Holders...............................    21

PART II ................................................................................................    22

         Item 5.      Market for Registrant's Common Equity and Related
                           Stockholder Matters..........................................................    22

         Item 6.      Selected Financial Data...........................................................    22

         Item 7.      Management's Discussion and Analysis of Financial Condition
                           and Results of Operations....................................................    22

         Item 7A.     Quantitative and Qualitative Disclosures About Market Risk........................    22

         Item 8.      Financial Statements and Supplementary Data.......................................    22

         Item 9.      Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure..........................................    22

PART III ...............................................................................................    22

         Item 10.     Directors and Executive Officers of the Registrant................................    22

         Item 11.     Executive Compensation............................................................    23

         Item 12.     Security Ownership of Certain Beneficial Owners and
                           Management...................................................................    23

         Item 13.     Certain Relationships and Related Transactions....................................    23

PART IV ................................................................................................    23

         Item 14.     Exhibits, Financial Statement Schedules, and Report on Form 8-K...................    23

SIGNATURES..............................................................................................    25

EXHIBIT INDEX...........................................................................................    26

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

         Allegheny Technologies is one of the largest and most diversified producers of specialty materials in the world. We offer to global markets a wide range of specialty materials which include stainless steel, nickel- and cobalt-based alloys and superalloys, titanium and titanium alloys, specialty steel alloys, zirconium and related alloys, and tungsten-based specialty materials, as well as precision forgings and large grey and ductile iron castings. The Company operates in the following three business segments, which accounted for the following percentages of total revenues of $2.3 billion, $2.4 billion and $2.5 billion for each of the three years ended December 31, 1999:

                                          1999             1998             1997
                                          ----             ----             ----
        Flat-Rolled Products               56%              49%              51%
        High Performance Metals            32%              36%              35%
        Industrial Products                12%              15%              14%


Business segment information presented for 1998 and 1997 has been restated to conform with the 1999 presentation. Additional financial information with respect to the Company's business segments, including their contributions to operating profit and their identifiable assets, for the three years ended December 31, 1999, is presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations" on pages 20 through 23 of the 1999 Annual Report to Stockholders (the "1999 Annual Report") and in Note 12 of Notes to Consolidated Financial Statements on pages 46 through 47 of the 1999 Annual Report and is incorporated herein by reference.

         Allegheny Technologies Incorporated is a Delaware corporation with its principal executive offices located at 1000 Six PPG Place, Pittsburgh, Pennsylvania 15222-5479, telephone number (412) 394-2800. Allegheny Technologies, which changed its name from Allegheny Teledyne Incorporated effective November 29, 1999, was formed on August 15, 1996 in the combination of Allegheny Ludlum Corporation ("Allegheny Ludlum") and Teledyne, Inc., which became wholly owned subsidiaries of Allegheny Technologies. References to "Allegheny Technologies," the "Company" or the "Registrant" mean Allegheny Technologies Incorporated and its subsidiaries, unless the context otherwise requires.

COMPLETION OF STRATEGIC TRANSFORMATION

         In 1999, the Company completed a major transformation, announced in January 1999, that included the spin-offs of Teledyne Technologies Incorporated ("Teledyne"), which was comprised of certain businesses in the Company's former Aerospace and Electronics segment, and Water Pik Technologies, Inc. ("Water Pik"), which was comprised of businesses in the Company's former Consumer segment. The spin-offs were completed on November 29, 1999, when the Company distributed all of the stock of Teledyne (NYSE:TDY) and Water Pik (NYSE:PIK) to the Company's stockholders of record on November 22, 1999. Prior to the spin-offs, the Company received a ruling from the Internal Revenue Service that the spin-offs would be tax-free to the Company and its stockholders.

         Immediately following the spin-offs, the Company effected a one-for-two reverse split of its common stock and changed its name from Allegheny Teledyne Incorporated to Allegheny Technologies Incorporated.

         Additionally, as part of this strategic transformation, the Company sold several businesses, including the following:

         o Teledyne Specialty Equipment -- an assembler of hydraulic attachments for mining and construction equipment, and a manufacturer of transportable forklifts.

         o Teledyne Fluid Systems -- a manufacturer of nitrogen gas springs, pressure relief valves and vehicle control valves.

         o Teledyne Ryan Aeronautical -- a manufacturer of unmanned aerial vehicles and target drones.

         o McCormick Selph Ordnance -- a manufacturer of advanced controlled pyrotechnic components and systems for the aerospace industry and automotive safety products.

ACQUISITIONS

         The Company has recently made several strategic acquisitions:

         Flat-Roll Finishing Facility. On December 22, 1999, the Company acquired the Washington, Pennsylvania stainless steel sheet and strip finishing plant of Bethlehem Steel Corporation ("Bethlehem") for $20.5 million in cash. The plant's Sendzimir mills and anneal and pickle lines provide incremental production capacity for our flat-rolled sheet and strip products. Company production at this plant began in the first quarter of 2000.

         Melting and Hot Rolling Facilities. In the fourth quarter of 1998, the Company acquired melting and hot rolling facilities in Houston, Pennsylvania and a wide anneal and pickle line in Massillon, Ohio from Bethlehem, and entered into a 20-year conversion services agreement with Bethlehem to provide for the melting, casting and rolling of the Company's wide stainless steel continuous mill plate products and nickel-based alloys, for $105 million in cash and $70 million in a promissory note that was paid in 1999. These transactions provide the Company with additional melting capacity and enable the Company to produce wide continuous mill plate.

         Titanium Production Facilities. In March 1998, the Company acquired the stock of Oregon Metallurgical Corporation ("Oremet"), an integrated producer and distributor of titanium sponge, ingot, mill products and castings, in exchange for Company stock, which expanded the capabilities of our High Performance Metals segment and also enabled Allegheny Ludlum to enter the titanium flat-rolled business. Oremet's operations have been integrated into our High Performance Metals segment.

         United Kingdom Specialty Steel, Nickel-Based Alloy and Titanium Production Facilities. In February 1998, the Company acquired assets in the United Kingdom, for $110 million in cash, that provide significant support for and additional capacities in the Company's High

Performance Metals segment and enhance the sales and distribution network for the Company's nickel-based alloy, specialty steel and titanium products in Europe. The acquisition also provides additional vacuum melting, vacuum consumable remelting, electroslag remelting, and forging capacity.

         Strategic Capital Investments. During 1998 and 1999, the Company completed the installation of and began production on a new vacuum induction melt furnace capable of producing 50,000 pound heats. This state-of-the-art furnace provides additional capacity to meet the growing demands for nickel-based superalloys from several markets, including large land-based turbines for power generation. The Company also installed and began production on a new electron beam melt facility for titanium slabs. This new facility contains one of the largest and most advanced electron beam melt furnaces in the world and has enhanced the Company's position as a low cost producer of high quality titanium ingots and slabs. During this same time frame, the Company installed and began production on a new 60" Sendzimir mill which provides additional capacity primarily for stainless steel sheet and strip products.

         Additional Information. Additional information about recent acquisitions is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Strategic Acquisitions" on page 20 of the 1999 Annual Report and in Notes 3 and 11 to the Notes to Consolidated Financial Statements on pages 37 and 45 of the 1999 Annual Report, which information is incorporated herein by reference. Also see "Forward Looking and Other Statements
- Uncertainties Relating to Synergies" herein.

OUR BUSINESS

         Specialty materials play a significant role in our lives. Allegheny Technologies is a world leader in the manufacture of specialty materials, including stainless steel, nickel- and cobalt-based alloys and superalloys, titanium and titanium alloys, specialty steel alloys, zirconium and related alloys, and also produces tungsten-based specialty materials, precision forgings and large grey and ductile iron castings. Specialty materials are produced in a variety of forms, including sheet, strip, foil, plate, slab, ingot, billet, bar, rod, wire, coil, tubing, and shapes, and are selected for use in environments that demand materials having exceptional hardness, toughness, strength, resistance to heat, corrosion or abrasion, or a combination of these characteristics. Common end uses of our products include jet engines, air frames, electrical energy, automotive, chemical processing, oil and gas, construction and mining, machine and cutting tools, appliances and food equipment, transportation and medical.

Flat-Rolled Products Segment

        The Company produces, converts and distributes stainless steel, nickel-based alloys and superalloys, titanium and titanium-based alloys in sheet, strip, plate and foil, and Precision Rolled Strip(R) products, as well as silicon electric steels and tool steels. Our Flat-Rolled Products segment consists of Allegheny Ludlum and its 60% interest in the Chinese joint venture company known as Shanghai Precision Stainless Steel Company Limited ("STAL"), which began limited commercial production in 1999.

        As compared with carbon steel, stainless steel and nickel-based alloys contain elements such as chromium, nickel and molybdenum to make them corrosion- and heat-resistant; titanium and titanium-based alloys provide higher strength-to-weight ratios and are corrosion-resistant; tool steel alloys, which contain more carbon than stainless steel, include tungsten, molybdenum and other metals to make them both hard and malleable; and electrical steel contains silicon to minimize electrical energy loss when in use. We offer these flat-rolled products in a broad selection of grades, sizes and finishes designed to meet international specifications. Finishing capabilities include plasma arc cutting, shearing, abrasive cutting, sawing and machining. We provide technical support for material selection and our market basket of alloys and product forms provides customers with choices to select the optimum alloy for their application.

         Sheet. Stainless steel, nickel-based alloy and titanium alloy sheet products (24-inches and wider and less than 0.1875-inch thick) are used in a wide variety of consumer and industrial applications such as food preparation, appliance, automotive and medical applications that require cleanability, fabricability and corrosion resistance. Approximately 60% of the Company's flat-rolled sheet products are sold to service centers, which have slitting, cutting or other processing facilities, with the remainder sold directly to end-use customers.

          Strip. Stainless steel, nickel-based alloy and titanium alloy strip products (less than 24-inches wide and less than 0.1875-inch thick) are used in a variety of consumer products and a wide range of automotive components. We also offer very thin Precision Rolled Strip(R) products which range in thinness from 0.015 inch to less than 0.0015 inch (0.038 - 0.003 mm). Our Precision Rolled Strip(R) products include stainless steel, nickel-based alloys, titanium and titanium alloys, and carbon and coated-carbon steel which are used by customers to fabricate a variety of different products ranging from automobile components to photographic, personal computer, building and construction and consumer products. Approximately 50% of the Company's flat-rolled strip products are sold directly to end-use customers, with the remainder sold to service centers, including the Company's own distribution network for flat-rolled strip materials which is known as the Allegheny Rodney Strip Service Center Division of Allegheny Ludlum.

         Plate. Stainless steel, nickel-based alloy and titanium alloy plate products (0.1875-inch and thicker and 10-inches wide) are primarily used in industrial equipment that requires cleanability or corrosion-resistant capabilities such as pollution control scrubbers, food processing equipment, pulp and paper equipment, chemical processing equipment and power generation equipment. With our flat-roll capabilities, we process and distribute stainless steel and nickel alloy plate and titanium and titanium alloy plate products in a wide variety of grades and gauges. Approximately 80% of our flat-rolled plate products are sold directly to service centers, with the remainder sold to end-use customers.

         Silicon Electric Steel. The Company's grain-oriented silicon electrical steel products are used generally in applications in which electrical conductivity and magnetic properties are important. These products are sold directly to end-use customers, including manufacturers of transformers and communications equipment.

         STAL. In February 1996, the Company established a joint venture company in the People's Republic of China with Shanghai No. 10 Steel Company Limited for the production and sale of Precision Rolled Strip(R) products. The joint venture, 60% of which is owned by Allegheny Ludlum, is known as STAL. In 1999, the joint venture began limited commercial production. The new plant is a fully integrated finishing facility equipped with two Sendzimir mills, a bright anneal line, slitters, a tension leveler and roll grinders. It is expected to produce and sell up to 15,000 metric tonnes of Precision Rolled Strip(R) products. This venture is expected to enhance Allegheny Technologies' participation in the Asian market and other highly competitive global markets.

High Performance Metals

         The Company's High Performance Metals segment produces, converts and distributes a wide range of high performance alloys, including nickel- and cobalt-based alloys and superalloys, titanium and titanium-based alloys, zirconium and related alloys, hafnium, niobium, tantalum, and other specialty materials, primarily in slab, ingot, billet, bar, rod, wire and coil forms, and zirconium chemicals. Generally, high performance metals have high strength, withstand high temperatures, are corrosion resistant or have a combination of these properties. Our High Performance Metals segment consists of Allvac, Allvac Ltd, Wah Chang, Titanium Industries, and Rome Metals. The Company is one of two fully integrated U.S. producers of titanium.

         Nickel-, Cobalt- and Titanium-Based Alloys and Superalloys. Our nickel-, iron-, cobalt- and titanium-based alloys and superalloys are engineered to retain exceptional strength and corrosion resistance at temperatures through 2,000 degrees Fahrenheit and are used in critical, high-stress applications. These products are designed for the high performance requirements of aerospace, oil and gas, chemical processing, transportation, power generation, biomedical, marine and nuclear industries.

         Two major capital investments were completed in 1998-1999 which increase the production capabilities of the Company's High Performance Metals businesses. A new vacuum induction furnace capable of producing 50,000-pound heats provides additional capacity for our nickel-based superalloys capacity. A new electron beam melt facility located in Richland, Washington produces titanium ingots and slabs.

         Zirconium and Hafnium. We are also a leading U.S. producer of zirconium, a highly corrosion-resistant metal that is transparent to neutrons. It is used for fuel tubes and structural parts in nuclear power reactors and for corrosion-resistant chemical industry applications. Other users of zirconium include the jewelry and personal hygiene industries. Hafnium, derived as a by-product of zirconium, is used for control rods in nuclear reactors due to its ability to absorb neutrons.

         Niobium and Tantalum. The Company produces niobium, also known as columbium, in various forms and alloys. Niobium, a high-technology metal, is used as an alloying element in the manufacture of many steels. The higher quality grades the Company produces are used as an alloying addition in superalloys for jet engines and other specialty alloys for aerospace applications such as rocket nozzles. When alloyed with titanium, niobium is used in applications requiring superconducting characteristics for high-strength magnets. Niobium-titanium alloys are also used in medical devices for body-scanning, accelerators for high-energy physics, and fusion energy projects for the generation of electricity.

         The Company also produces tantalum, one of the most corrosion-resistant metals, for medical implants, chemical process equipment and aerospace engine components.

Industrial Segment

         The Industrial Products segment's principal business produces tungsten powder, tungsten carbide materials and carbide cutting tools. The segment also produces large grey and ductile iron castings and carbon, alloy steel and non-ferrous forgings. The companies in this segment are Metalworking Products, Casting Service and Portland Forge.

         Cutting Tools and Tungsten Products. For the metalworking, mining and other industries requiring tools with extra hardness, the Company produces a line of sintered tungsten carbide products, made under heat, to produce a material that approaches diamond hardness. Cemented carbide products, which may be coated or uncoated, are used as super-hard cutters in the high-speed machining and cutting of steel and other applications where hardness and wear resistance are important. Technical developments related to ceramics, coatings, and other disciplines are incorporated in these products.

         The Company also produces tungsten for the worldwide market, starting with numerous and varied tungsten-bearing raw materials and resulting in tungsten and tungsten carbide powders. Previously used cemented carbide parts are also recycled into tungsten carbide powder.

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

         Forgings and Castings. The Company forges carbon and alloy steel into finished forms that are used in a diverse number of industries. With the latest screw-type forging presses, Portland Forge produces carbon and alloy steel forgings in sizes ranging from one pound to more than 200 pounds.

         We also cast a variety of metals in sizes ranging from 1,000 pounds to 160,000 pounds and forms ranging from diesel locomotive engine blocks to housings and parts for power generation equipment, tools, and automobiles.

COMPETITION

         Markets for the Company's products and services in each of its principal business segments are highly competitive. The Company competes with many manufacturers which, depending on the product involved, range from large diversified enterprises to smaller companies specializing in particular products. Factors that affect the Company's competitive posture are the quality of its products, services and delivery capabilities, its research and development efforts, its marketing strategies and price.

         Our companies face competition from domestic and foreign competitors, a number of which are government subsidized. By July 1999, the United States had imposed antidumping and countervailing duties ranging up to 60% on dumped and subsidized imports of stainless steel sheet and strip in coils and stainless steel plate in coils from companies in ten foreign countries. Allegheny Ludlum and other domestic producers of flat-rolled stainless steel sheet and strip products in coils and stainless steel plate in coils and several unions had filed petitions with the International Trade Commission and the Department of Commerce in 1998 charging companies in these ten countries with violations of U.S. trade laws.

RAW MATERIALS AND SUPPLIES

         Substantially all parts and materials required in the manufacture of the Company's products are available from more than one supplier and the sources and availability of raw materials essential to its businesses are adequate.

         The principal materials used by the Company in the production of its specialty materials are scrap (including nickel-, chromium-, titanium- and molybdenum-bearing scrap), nickel, titanium sponge, zirconium, ferrochromium, ferrosilicon, molybdenum and molybdenum alloys, manganese and manganese alloys, cobalt, niobium and other alloying materials.

         Purchase prices of certain critical raw materials are volatile. As a result, the Company's operating results could be subject to significant fluctuation. For example, since the Company generally uses in excess of 47,500 tons of nickel each year, a hypothetical change of $1.00 per pound in nickel prices would result in increased costs of approximately $95 million.

         In addition, certain of these raw materials, such as nickel, cobalt and ferrochromium, can be acquired by the Company and its specialty materials industry competitors, in large part, only from foreign sources. Some of these foreign sources are located in countries that may be subject to unstable political and economic conditions, which might disrupt supplies or affect the price of these materials.

         The Company purchases its nickel requirements principally from producers in Australia, Canada, Norway, Russia, and the Dominican Republic. Zirconium sponge is purchased from a source in France, while zirconium sand is purchased from both U.S. and Australian sources. Cobalt is purchased primarily from producers in Canada. More than 80% of the world's reserves of ferrochromium are located in South Africa, Zimbabwe, Albania, and Kazakhstan. Titanium tetrachloride, the principal raw material required for the production of titanium sponge, is supplied to the Company under a long-term contract with a U.S. source. We also use large amounts of electricity and natural gas in the manufacture of our products.

         See "Forward Looking and Other Statements - Volatility of Prices of Critical Raw Materials; Unavailability of Raw Materials."

GOVERNMENT CONTRACTS

         For the year ended December 31, 1999, approximately 2% of the Company's total sales were attributable to sales under contracts with the U.S. Government. Sales to the Department of Defense accounted for approximately 1% of total sales in 1999. Most of the Company's contracts with the U.S. Government are terminable at the convenience of the government.

         See the discussion of related matters under the caption "Forward Looking and Other Statements - Risks Associated with Government Contracts." Additional related information is presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters - Government Contracts" on page 26 of the 1999 Annual Report and in Note 15 of Notes to Consolidated Financial Statements on pages 49 to 50 of the 1999 Annual Report.

EXPORT SALES AND FOREIGN OPERATIONS

         International sales represented approximately 20%, 19%, and 16% of the Company's total sales in 1999, 1998, and 1997 respectively. These figures include export sales by U.S. operations to customers in foreign countries, which accounted for approximately 13%, 11%, and 12% of the Company's total sales in each of 1999, 1998 and 1997, respectively. See "Forward Looking and Other Statements - Risks of Export Sales." The Company's overseas sales, marketing and distribution efforts are aided by international marketing offices or representatives located in Europe, Asia, South America, and the Middle East.

         In December 1995, the Company acquired the Stellram group, manufacturers of high precision threading, milling, boring and drilling systems for the European market. In 1998, the Company expanded its presence internationally and expects to continue such expansion. In February 1998, the Company acquired manufacturing capabilities in the United Kingdom. This acquisition has enhanced service to customers by improving the sales and distribution network for the Company's nickel-based alloys, specialty steel and titanium in Europe. In 1999, the STAL joint venture in the People's Republic of China, which was established in 1996, completed plant construction and began limited commercial production of Precision Rolled Strip(R) products. This venture should enable the Company to offer its Precision Rolled Strip(R) products more effectively to the Asian markets.

BACKLOG, SEASONALITY AND CYCLICALITY

         The Company's backlog of confirmed orders was approximately $595.8 million at December 31, 1999 and $697.2 million at December 31, 1998. During the year ending December 31, 2000, it is anticipated that approximately 87% of confirmed orders on hand at December 31, 1999 will be filled. Backlog of confirmed orders of the Flat-Rolled Products segment was $138.4 million at December 31, 1999 and $186.0 million at December 31, 1998. During the year ending December 31, 2000, it is anticipated that approximately 100% of the confirmed orders on hand at December 31, 1999 for this segment will be filled. Backlog of confirmed orders of the High Performance Metals segment was $395.8 million at December 31, 1999 and $432.6 million at December 31, 1998. During the year ending December 31, 2000, it is anticipated that approximately 80% of the confirmed orders on hand at December 31, 1999 for this segment will be filled.

        Generally, sales and operations of the Company's businesses are not seasonal. However, demand for products of the Company's businesses are cyclical over longer periods because specialty materials customers operate in cyclical industries and are subject to changes in general economic conditions. See "Forward Looking and Other Statements - Cyclical Demand for Products."

RESEARCH, DEVELOPMENT AND TECHNICAL SERVICES

         The Company's management believes that the Company's research and development capabilities give it an edge in developing new products with profitable growth potential on a long-term basis. The Company conducts research and development at its various operating locations both for its own account and, on a limited basis, for customers on a contract basis. Estimates of the components of research and development for each of the Company's segments, including bid and proposal costs, for the years ended December 31, 1999, 1998, and 1997 included the following:


(In millions)                                                     1999                1998            1997
                                                                  ----                ----            ----
Customer-Sponsored:
     High Performance Metals                                       $1.1               $ 0.8           $ 2.5

Company-Sponsored:
     Flat-Rolled Products                                           7.3                 7.4             8.3
     High Performance Metals                                        5.7                 8.3             9.2
     Industrial Products                                            2.2                 2.4             1.7
                                                                  -----               -----           -----
                                                                   15.2                18.1            19.2
         Total Research and Development                           $16.3               $18.9           $21.7
                                                                  =====               =====           =====

         With respect to the Flat-Rolled Products and High Performance Metals segments, the Company's research, development and technical service activities are closely interrelated and are directed toward cost reduction, process improvement, process control, quality assurance and control, system development, the development of new manufacturing methods, the improvement of existing manufacturing methods, the improvement of existing products, and the development of new products.

         The Company owns several hundred United States patents, many of which are also filed under the patent laws of other nations. Although these patents, as well as the Company's numerous trademarks, technical information license agreements, and other intellectual property, have been and are expected to be of value, management believes that the loss of any single such item or technically related group of such items would not materially affect the conduct of its business.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

         The Company is subject to various domestic and international environmental laws and regulations which require that it investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including sites at which the Company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, and comparable state laws. The Company is currently involved in the investigation and remediation of a number of sites under these laws. The Company's reserves for environmental remediation totaled approximately $58.1 million at December 31, 1999. Based on currently available information, management does not believe that future environmental costs in excess of those accrued with respect to sites with which the Company has been identified are likely to have a material adverse effect on the Company's financial condition or liquidity. The resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period. In addition, there can be no assurance that additional future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on the Company's financial condition or results of operation.

         With respect to proceedings brought under the federal Superfund laws, or similar state statutes, the Company has been identified as a potentially responsible party at approximately 32 of such sites, excluding those at which it believes it has no future liability. The Company's involvement is very limited or de minimis at approximately 14 of these sites, and the potential loss exposure with respect to any of the remaining 18 individual sites is not considered to be material.

         See the discussion of related matters herein under the caption "Forward Looking and Other Statements - Risks Associated with Environmental Matters" and in Item 3. Legal Proceedings. Additional related information is presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters -Environmental" on page 26 of the 1999 Annual Report and in Notes 1 and 15 of Notes to Consolidated Financial Statements on pages 35 and 49-50 of the 1999 Annual Report.

EMPLOYEES

         The Company has approximately 11,500 employees. Approximately 48% of the Company's workforce is covered by various collective bargaining agreements, principally with the United Steelworkers of America ("USWA"), including: approximately 400 Oremet employees covered by a collective bargaining agreement with the USWA, which is effective through July 31, 2000; approximately 600 Wah Chang employees covered by a collective bargaining agreement with the USWA, which is effective through October 1, 2000; and approximately 3,900 Allegheny Ludlum production and maintenance employees covered by collective bargaining agreements between Allegheny Ludlum and the USWA, which are effective through June 30, 2001.

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

PRINCIPAL OFFICERS OF THE REGISTRANT

         Principal officers of the Company as of March 15, 2000 are as follows:


NAME                                       AGE        TITLE
----                                       ---        -----
Thomas A. Corcoran                         55         President and Chief Executive Officer*
James L. Murdy                             61         Executive Vice President, Finance and Administration and Chief
                                                      Financial Officer*
Judd R. Cool                               64         Senior Vice President, Human Relations*
Jon D. Walton                              57         Senior Vice President, General Counsel & Secretary*
Terry L. Dunlap                            40         Vice President, e-Business
Richard J. Harshman                        43         Vice President, Investor Relations and Corporate Communications
Robert S. Park                             55         Vice President, Treasurer
Dale G. Reid                               44         Vice President, Controller and Chief Accounting Officer*


         Set forth below are descriptions of the business background for the past five years of the principal officers of the Company.

         Thomas A. Corcoran has been President and Chief Executive Officer since October 1999. Mr. Corcoran also serves as a director of the Company. Prior to joining the Company, Mr. Corcoran served as the President and Chief Operating Officer of the Electronics Sector of Lockheed Martin Corporation from March 1995 through October 1998, and he was President and Chief Operating Officer of the Lockheed Martin Space Sector from October 1998 through September 1999. Mr. Corcoran will become Chairman of the Company's Board of Directors following the retirement of Richard P. Simmons as Chairman on May 11, 2000.

         James L. Murdy has been Chief Financial Officer and a Senior Vice President of the Company since August 1996 and Executive Vice President, Finance and Administration since December 1996. Mr. Murdy previously served as the Senior Vice President-Finance and Chief Financial Officer of Allegheny Ludlum. Mr. Murdy also serves as a director of the Company.

         Judd R. Cool has been Senior Vice President, Human Resources since September 1997. Prior to joining the Company, Mr. Cool served as Vice President for Human Resources for Inland Steel Industries, Inc.

         Jon D. Walton has been Senior Vice President, General Counsel and Secretary of the Company since August 1997 and served as Vice President, General Counsel and Secretary of the

--------------
* Such officers are subject to the reporting and other requirements of
Section 16 of the Securities Exchange Act of 1934, as amended.

Company from August 1996 to August 1997, having previously served in the same capacity as an officer of Allegheny Ludlum.

         Terry L. Dunlap will serve as Vice President, e-Business effective April 1, 2000. He has served as General Manager, Sheet Products for Allegheny Ludlum since 1998. Mr. Dunlap previously served in a number of management positions with Allegheny Ludlum.

         Richard J. Harshman has served as Vice President, Investor Relations and Corporate Communications since July 1998. He had been Senior Vice President, Finance and Administration, at Allvac since 1995. Prior thereto, he served in a number of financial and management corporate and operating positions with Teledyne, Inc.

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

         Messrs. Corcoran, Murdy and Walton have employment agreements with the Company. Copies of the employment agreements are filed as Exhibits 10.19, 10.17, and 10.18 to this Form 10-K. Other employment related agreements with Mr. Corcoran are filed as Exhibits 10.20 and 10.21 to this Form 10-K.

         The Company has executed change in control agreements with certain key employees, including all of our principal officers listed above, a form of which is filed as Exhibit 10.22 to this Form 10-K.

FORWARD LOOKING AND OTHER STATEMENTS

         From time to time, the Company has made and may continue to make "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This annual report contains many forward looking statements. These statements, which represent the Company's expectations or beliefs concerning various future events, include statements concerning: product demand, including projected growth in stainless steel consumption; prices; raw material costs; anticipated effects of acquisitions on earnings, cost savings and operations of the Company; cash flow; anticipated business and economic conditions; aerospace industry trends; cost reductions; certain expected capital expenditures; impact of Year 2000 issues; effects of the euro currency conversion; the outcome of any government inquiries, litigation or other proceedings related to government contracts or other matters; and future environmental costs. These statements are based on current expectations that involve a number of risks and uncertainties, including those described under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operation - Other Matters - Environmental" and "Management's Discussion and Analysis of Financial Condition and Results of Operation - Other Matters - Government Contracts" on page 26 of the 1999 Annual Report. Actual results may differ materially from results anticipated in forward looking statements. The Company assumes no duty to update its forward-looking statements. Other important factors that could cause actual results to differ from those in such forward-looking statements include the following:

         Cyclical Demand for Products. Demand for the Company's products is cyclical because the industries in which customers of such businesses operate are cyclical. Various changes in general economic conditions affect these industries, including decreases in the rate of consumption or use of their products due to economic recessions. Significant downturns in the domestic economy are believed to have adversely affected the Company's results of operations from time to time. Other factors causing fluctuation in market demand and volatile pricing include national and international overcapacity, currency fluctuations, lower priced imports and increases in use or decreases in prices of substitute materials.

         The current trend of price deflation for many commodity products may also adversely affect prices for commodity grades of specialty materials and industrial products. As a result of these factors, the Company's operating results could be subject to significant fluctuation. For example, in recent years, adverse pricing environments for commodity grades of stainless steel, titanium and tungsten products have negatively affected the Company's sales and operating profit.

         Volatility of Prices of Critical Raw Materials; Unavailability of Raw Materials. Purchase prices of certain critical raw materials are volatile. As a result, the Company's operating results could be subject to significant fluctuation. For example, since the Company generally uses in excess of 47,500 tons of nickel each year, a hypothetical change of $1.00 per pound in nickel prices would result in increased costs of approximately $95 million. While nickel surcharges are intended to offset the impact of increased nickel costs, competitive factors in the marketplace can limit the Company's ability to institute surcharges and there can be a delay between the increase in the price of nickel and the realization of the benefit of the surcharges. The Company enters into raw material future contracts from time to time to hedge its exposure to price fluctuation. The Company believes that it has adequate controls to monitor these contracts, which are not financially material.

         Certain important raw materials used to produce specialty materials must be acquired from foreign sources. Some of these sources operate in countries that may be subject to unstable political and economic conditions. These conditions may disrupt supplies or affect the prices of these materials.

         Risks of Export Sales. The Company believes that export sales will account for an increasing percentage of the Company's sales. Risks associated with export sales include: political and economic instability, including weak conditions in the world's economies; accounts receivable collection; export controls; changes in legal and regulatory requirements; policy changes affecting the markets for the Company's products; changes in tax laws and tariffs; and exchange rate fluctuations (which may affect sales to international customers and the value of and profits earned on export sales when converted into dollars). Any of these factors could materially adversely effect the Company's results.

         Risks Associated with Acquisition and Disposition Strategies. The Company intends to continue to strategically position its businesses in order to improve its ability to compete. The Company plans to do this by seeking specialty niches, expanding its global presence, acquiring businesses complementary to existing strengths and continually evaluating the performance and strategic fit of existing business units. The Company regularly considers acquisition and business combination opportunities as well as possible business unit dispositions. Its management from time to time holds discussions with management of other companies to explore such opportunities. As a result, the relative makeup of the businesses comprising the Company is subject to change. Acquisitions involve various inherent risks, such as: assessing accurately the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition candidates; the potential loss of key personnel of an acquired business; the Company's ability to achieve identified financial and operating synergies anticipated to result from an acquisition; and unanticipated changes in business and economic conditions affecting an acquired business. International acquisitions could be affected by export controls, exchange rate fluctuations, the euro conversion, domestic and foreign political conditions and a deterioration in domestic and foreign economic conditions.

         Uncertainties Relating to Synergies. There can be no assurance that the Company will be able to realize, or do so within any particular time frame, the cost reductions, cash flow increases or other synergies expected to result from acquisitions and other transactions the Company may undertake or be able to generate additional revenue to offset any unanticipated inability to realize such expected synergies. Realization of the anticipated benefits of acquisitions and other transactions could take longer than expected and implementation difficulties, market factors and a deterioration in domestic or global economic conditions could alter the anticipated benefits.

         Uncertainties Relating to Spin-Offs - General. In the spin-offs of Teledyne and Water Pik, completed in November 1999, the new companies agreed to assume and to defend and hold the Company harmless against all liabilities (other than certain income tax liabilities) associated with the historical operations of their businesses, including all government contracting, environmental, product liability and other claims and demands, whenever any such claims or demands might arise or be made. If the new companies were unable or otherwise fail to satisfy these assumed liabilities, the Company could be required to satisfy them, which could have a material adverse effect on the Company's results of operations and financial condition.

         Uncertainties Relating to Spin-Offs - Tax Ruling. While the tax ruling relating to the qualification of the spin-offs of Teledyne and Water Pik as tax-free distributions within the meaning of the Internal Revenue Code generally is binding on the Internal Revenue Service, the continuing validity of the tax ruling is subject to certain factual representations and uncertainties that, among other things, require the new companies to take or refrain from taking certain actions. If a spin-off were not to qualify as a tax-free distribution within the meaning of the Internal Revenue Code, the Company would recognize taxable gain generally equal to the amount by which the fair market value of the common stock distributed to the Company's stockholders in the spin-off exceeded the Company's basis in the new company's assets. In addition, the distribution of the new company's common stock to Company stockholders would generally be treated as taxable to the Company's stockholders in an amount equal to the fair market value of the common stock they received. If a spin-off qualified as a distribution within the meaning of the Internal Revenue Code but was disqualified as tax-free to the Company because of certain post-spin-off circumstances, the Company would recognize taxable gain as described in the preceding sentence, but the distribution of the new company's common stock to the Company's stockholders in the spin-off would generally be tax-free to each Company stockholder. In the spin-offs, the new companies executed tax sharing and indemnification agreements in which each agreed to be responsible for any taxes imposed on and other amounts paid by the Company, its agents and representatives and its stockholders as a result of the failure of the spin-off to qualify as a tax-free distribution within the meaning of the Internal Revenue Code if the failure or disqualification is caused by post-spin-off actions by or with respect to that company or its stockholders. Potential liabilities under these agreements could exceed the respective new company's net worth by a substantial amount. If either or both of the spin-offs were not to qualify as tax-free distributions to the Company or its stockholders, and either or both of the new companies were unable to or otherwise failed to satisfy the liabilities they assumed under the tax sharing and indemnification agreements, the Company could be required to satisfy them without full recourse against the new companies. This could have a material adverse effect on the Company's results of operations and financial condition.

         Risks Associated with Environmental Matters. The Company is subject to various domestic and international environmental laws and regulations. These laws have changed in recent years, and the Company expects to face increasingly stringent environmental standards in the future.

         The Company believes that it operates its businesses in compliance in all material respects with applicable environmental laws and regulations. However, the Company is a party to lawsuits and other proceedings involving alleged violations of environmental laws. When the Company's liability is probable and it can reasonably estimate its costs, the Company records environmental liabilities on its financial statements. However, some of these environmental investigations are not at a stage where the Company has been able to determine liability, or if liability is probable, to reasonably estimate the loss or range of loss. Estimates of the Company's liability remain subject to additional uncertainties regarding: the nature and extent of site contamination; the range of remediation alternatives available; evolving remediation standards; imprecise engineering evaluations and estimates of appropriate cleanup technology, methodology and cost; the extent of corrective actions that may be required; and the number and financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation. Accordingly, as investigation and remediation of these sites proceed and the Company receives new information, the Company expects that it will adjust its accruals to reflect new information. Future adjustments could have a material adverse effect on the Company's results of operations in a given period, but the Company cannot reliably predict the amounts of such future adjustments.

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

         Risks Associated with Government Contracts. One of the Company's operating companies directly performs work on contracts with the U.S. Government. Various claims (whether based on U.S. Government or Company audits and investigations or otherwise) have been or may be asserted against the Company related to its U.S. Government contract work, principally related to the former operations of Teledyne, Inc., including claims based on business practices and cost classifications and actions under the False Claims Act. Under the False Claims Act, a person may assert the rights of the U.S. Government by initiating a suit under seal against a contractor. For the claim to be successful, the person must have information that the contractor falsely submitted a claim to the U.S. Government for payment. The U.S. Government may choose to intervene and assume control of the case.

         Government contracting claims may be resolved by detailed fact-finding and negotiation. When they are not resolved in that way, civil or criminal legal or administrative proceedings may ensue. Depending on the circumstances and the outcome, such proceedings could result in fines, penalties, compensatory and treble damages or the cancellation or suspension of payments under one or more U.S. Government contracts. Under government regulations, a company, or one or more of its operating divisions or units, can also be suspended or debarred from government contracts based on the results of investigations.

         Given the limited extent of the Company's business with the U.S. Government, the Company believes that a suspension or debarment of the Company would not have a material adverse effect on the future operating results and consolidated financial condition of the Company. Although the outcome of these matters cannot be predicted with certainty, management does not believe there is any audit, review or investigation currently pending against the Company of which management is aware that is likely to have a material adverse effect on the Company's financial condition or liquidity. The resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period.

         Risks Associated with the Year 2000. The Company did not experience any significant malfunctions or errors in its operating or business systems when the year changed from 1999 to 2000. Based on its operational experience since January 1, 2000, the Company does not expect that Year 2000 matters will have a significant adverse effect on its business in the future. The full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, may, however, not yet be fully known. For example, it is possible that Year 2000 or related problems such as those possibly associated with the fact that 2000 is a leap year, could occur with respect to billing, payroll or financial closings at month-, quarter- or year-end. The Company believes that any such problems are not likely to be material. In addition, Year 2000 or similar problems that adversely affect the Company's customers or suppliers could have an impact on the Company. To date, the Company has not experienced significant difficulties resulting from Year 2000 problems of its customers and suppliers.

         The Company expended $16 million on Year 2000 readiness efforts in 1998 and 1999. These efforts included replacing outdated, noncompliant hardware and noncompliant software as well as identifying and remediating other Year 2000 problems. Substantially all costs related to the Company's Year 2000 initiatives were expensed as incurred and funded through operating cash flows.

ITEM 2.  PROPERTIES

         The Company's principal domestic facilities as of December 31, 1999 are listed below by segment. Of those facilities listed below which are owned, three are subject to mortgages or similar encumbrances securing borrowings under certain industrial development authority financings. See Note 5 of the Notes to Consolidated Financial Statements beginning on page 38 of the 1999 Annual Report. Although the facilities vary in terms of age and condition, the Company's management believes that these facilities have generally been well-maintained.

                                                                                                   APPROXIMATE
                                                                                                  SQUARE FOOTAGE
         FACILITY LOCATION                                PRINCIPAL USE                           (OWNED/LEASED)
         -----------------                                -------------                           --------------
FLAT-ROLLED PRODUCTS

   Brackenridge Works                 Manufacturing of stainless steel and specialty            2,443,000 (owned)
   Brackenridge and Natrona, PA       material strip, sheet, and plate, silicon electrical
                                      steel strip and sheet, and other specialty steel
                                      strip and sheet.

   West Leechburg Works               Manufacturing of stainless steel and specialty            1,415,000 (owned)
   West Leechburg and                 material strip and sheet, silicon electrical steel
   Bagdad, PA                         strip and sheet, and other specialty steel strip and
                                      sheet.

   Vandergrift Plant                  Manufacturing of stainless steel strip and sheet.          966,000 (owned)
   Vandergrift, PA

   Washington Plant                   Manufacturing of stainless steel and tool steel plate      615,000 (owned)
   Washington, PA                     products.

   Washington Flat-Roll Plant         Anneal, pickle, roll and finish stainless steel sheet      350,000 (owned)
   Washington, PA                     products.

   Wallingford Plant                  Manufacturing of stainless steel and specialty             591,000 (owned)
   Wallingford and                    material strip and sheet and other specialty strip
   Waterbury, CT                      and sheet.

   Houston Plant                      Manufacturing of stainless steel and other specialty       298,000 (owned)
   Houston, PA                        material products.

   Lockport Plant                     Manufacturing of stainless steel and other specialty       282,000 (owned)
   Lockport, NY                       material products.

   New Castle Plant                   Manufacturing of stainless steel sheet.                    178,000 (owned)
   New Castle, IN

   Massillon Plant                    96-inch wide anneal and pickle line for manufacture        165,000 (owned)
   Massillon, OH                      of stainless steel and other specialty material plate.

   Allegheny Rodney Strip Plant       Manufacturing of stainless steel precision rolled and      250,000 (owned)
   New Bedford, MA                    coated thin sheet strip and foil, custom roll-formed
                                      and stretch-formed shapes.

                                                                                                   APPROXIMATE
                                                                                                  SQUARE FOOTAGE
         FACILITY LOCATION                                PRINCIPAL USE                           (OWNED/LEASED)
         -----------------                                -------------                           --------------
HIGH PERFORMANCE METALS

   Monroe Plant                       Production of nickel and titanium products and other       640,000 (owned)
   Monroe, NC                         specialty steel long products.


   Latrobe Plant                      Production of nickel and titanium products, tool and       468,000 (owned)
   Latrobe, PA                        high speed steel, and other specialty steel long
                                      products.

   Richburg Plant                     Production of nickel and titanium products, tool and       221,000 (owned)
   Richburg, SC                       high speed steel, and other specialty steel long
                                      products.

   Bakers Plant                       Production of titanium ingot.                               60,000 (owned)
   Monroe, NC

   Oremet Facility                    Production of titanium sponge, ingot, mill products        461,000 (owned)
   Albany, OR                         and castings.

   Wah Chang Facility                 Production of zirconium, hafnium, niobium, titanium       1,215,000 (owned)
   Albany, OR                         and tantalum.

   Richland Plant                     Production of titanium ingots, slabs and electrodes.       103,000 (owned)
   Richland, WA

INDUSTRIAL PRODUCTS

   Waynesboro, PA                     Production of thread-cutting and roll-forming              386,000 (owned)
                                      equipment and perishable tools.

   Huntsville, AL                     Production of molybdenum, tungsten, and tungsten           293,000 (owned)
                                      carbide powders.

   Grant, AL                          Production of primary tungsten sintered parts.             88,000 (leased)

   Nashville, TN                      Production of tungsten carbide and cutting tools.          134,000 (leased)

   La Porte, IN                       Manufacturing of large ductile and grey iron castings.     453,000 (owned)

   Portland, IN                       Manufacturing of carbon and alloy steel forgings.          215,000 (owned)

   Lebanon, KY                        Manufacturing of carbon and alloy steel forgings.          100,000 (owned)


         The Company also owns or leases facilities in a number of foreign countries, including the United Kingdom, Germany, France, Italy, Spain, and Switzerland. In connection with the Company's February 1998 acquisition of assets in the United Kingdom, the Company acquired 625,000-square foot facilities for melt and remelt, machining and bar mill operations, laboratories and offices located on a 25-acre site in Sheffield, England, and 40,000-square foot leased facility for computer numerically controlled milling and machine operations.

         The Company's executive offices, located at PPG Place in Pittsburgh, Pennsylvania are leased from third parties. These facilities are modern and sufficient for the Company to carry on its current activities.

ITEM 3.  LEGAL PROCEEDINGS

         The Company becomes involved from time to time in various lawsuits, claims and proceedings relating to the conduct of its business, including those pertaining to environmental, government contracting, product liability, patent infringement, commercial, employment, employee benefits, and stockholder matters.

         In June 1995, the U.S. Department of Justice commenced an action against Allegheny Ludlum in the United States District Court for the Western District of Pennsylvania, alleging multiple violations of the federal Clean Water Act. The complaint seeks injunctive relief and assessment of penalties of up to $25,000 per day of violation. Discovery has been completed. The Company believes that a trial of the case would begin no earlier than the first quarter of 2001.

         As previously announced, the Company has received a subpoena from a federal grand jury investigating possible violations of the federal antitrust laws in the nickel alloys industry. The Company has cooperated with the Department of Justice regarding their investigation. Sales of nickel-based alloys represent less than ten percent of the Company's revenue. The Company has a comprehensive program designed to ensure that the antitrust laws are complied with. The Company believes that its program is effective and well understood by its employees and that its employees would not violate the antitrust laws.

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

         See the discussion of related matters in Item 1 of Part I of this Form 10-K under the captions "Environmental, Health and Safety Matters."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On November 11, 1999, the Company held a special meeting of stockholders. At that meeting, an amendment to the Company's Restated Certificate of Incorporation was approved to effect a one-for-two reverse split of the Company's common stock and to reduce the number of authorized shares of common stock. The number of votes cast for the proposal was 144,370,015, against was 19,160,802, and in abstention was 662,341, and there were no broker non-votes.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         Information required by this item is incorporated by reference to Note 16 of the Notes to Consolidated Financial Statements on page 51 of the 1999 Annual Report and to "Common Stock Price" on page 52 of the 1999 Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA

         Information required by this item is incorporated by reference to "Selected Financial Data" on pages 53 and 54 of the 1999 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information required by this item is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19 through 28 of the 1999 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information required by this item is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters -Hedging" on pages 25 and 26 of the 1999 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Consolidated Financial Statements and Notes to Consolidated Financial Statements listed in Item 14(a)(1) are incorporated by reference to pages 29 through 51 of the 1999 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         In addition to the information set forth under the caption "Principal Officers of the Registrant" in Part I of this report, the information concerning the directors of the Company required by this item is incorporated by reference to "Election of Directors" as set forth in the 2000 Proxy Statement filed by the Registrant pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

         Information required by this item is incorporated by reference to "Directors Compensation," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" as set forth in the 2000 Proxy Statement filed by the Registrant pursuant to Regulation 14A. The Registrant does not incorporate by reference in this Form 10-K either the "Report on Executive Compensation" or the "Cumulative Total Stockholder Return" section of the 2000 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this item is incorporated by reference to "Stock Ownership Information" as set forth in the 2000 Proxy Statement filed by the Registrant pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item is incorporated by reference to "Certain Transactions" as set forth in the 2000 Proxy Statement filed by the Registrant pursuant to Regulation 14A.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

         (1)  FINANCIAL STATEMENTS

         The following consolidated financial statements included on pages 29 through 51 of the 1999 Annual Report are incorporated by reference:

         Consolidated Statements of Income - Years Ended December 31, 1999, 1998
           and 1997
         Consolidated Balance Sheets at December 31, 1999 and 1998
         Consolidated Statements of Cash Flows - Years Ended December 31, 1999,
           1998 and 1997
         Consolidated Statements of Stockholders' Equity - Years Ended
           December 31, 1999, 1998 and 1997
         Report of Ernst & Young LLP, Independent Auditors
         Notes to Consolidated Financial Statements

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

(b)  REPORT ON FORM 8-K FILED IN THE FOURTH QUARTER OF 1999:

         The Company filed a current report on Form 8-K on November 29, 1999 regarding the completion of the spin-offs of Teledyne Technologies Incorporated and Water Pik Technologies, Inc. The Company also reported unaudited pro forma financial information to reflect the reclassification of sold and spun-off companies as discontinued operations and to reflect the Company's Flat-Rolled Products, High Performance Metals, and Industrial Products segments.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ALLEGHENY TECHNOLOGIES INCORPORATED

Date:  March 21, 2000                By           /s/ Thomas A. Corcoran
                                       -----------------------------------------
                                                     Thomas A. Corcoran
                                         President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the 21st day of March, 2000.

             /s/ Richard P. Simmons                                              /s/ James L. Murdy
--------------------------------------------------              ------------------------------------------------------
               Richard P. Simmons                                                  James L. Murdy
              Chairman of the Board                             Executive Vice President, Finance and Administration
                                                                 and Chief Financial Officer and Director (Principal
                                                                                 Financial Officer)

             /s/ Thomas A. Corcoran                                               /s/ Dale G. Reid
--------------------------------------------------              ------------------------------------------------------
               Thomas A. Corcoran                                                   Dale G. Reid
      President and Chief Executive Officer                                 Vice President-Controller and
                                                                               Chief Accounting Officer
                                                                           (Principal Accounting Officer)

              /s/ Robert P. Bozzone                                            /s/ Paul S. Brentlinger
--------------------------------------------------              ------------------------------------------------------
                Robert P. Bozzone                                                Paul S. Brentlinger
     Vice Chairman of the Board and Director                                          Director

              /s/ Frank V. Cahouet                                               /s/ Diane C. Creel
--------------------------------------------------              ------------------------------------------------------
                Frank V. Cahouet                                                   Diane C. Creel
                    Director                                                          Director

              /s/ C. Fred Fetterolf                                               /s/ Ray J. Groves
--------------------------------------------------              ------------------------------------------------------
                C. Fred Fetterolf                                                   Ray J. Groves
                    Director                                                          Director

              /s/ William G. Ouchi                                             /s/ W. Craig McClelland
--------------------------------------------------              ------------------------------------------------------
                William G. Ouchi                                                 W. Craig McClelland
                    Director                                                          Director

                /s/ James E. Rohr                                            /s/ Charles J. Queenan, Jr
--------------------------------------------------              ------------------------------------------------------
                  James E. Rohr                                                Charles J. Queenan, Jr.
                    Director                                                          Director

                                  EXHIBIT INDEX

EXHIBIT
  NO.                                DESCRIPTION
-------                              -----------
2.1      Separation and Distribution Agreement dated November 29, 1999 among
         Allegheny Teledyne Incorporated (now known as Allegheny Technologies
         Incorporated), TDY Holdings, LLC, Teledyne Industries, Inc., and
         Teledyne Technologies Incorporated (incorporated by reference to
         Exhibit 2.1 to Registrant's Current Report on Form 8-K dated November
         29, 1999 (File No. 1-12001)).

2.2      Separation and Distribution Agreement dated November 29, 1999 among
         Allegheny Teledyne Incorporated (now known as Allegheny Technologies
         Incorporated), TDY Holdings, LLC, Teledyne Industries, Inc., and Water
         Pik Technologies, Inc. (incorporated by reference to Exhibit 2.2 to
         Registrant's Current Report on Form 8-K dated November 29, 1999 (File
         No. 1-12001)).

3.1 Certificate of Incorporation of Allegheny Technologies Incorporated, as amended (filed herewith).

3.2      Amended and Restated Bylaws of Allegheny Technologies Incorporated
         (incorporated by reference to Exhibit 3.2 to the Registrant's Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12001)).

4.1 Credit Agreement dated as of August 30, 1996 (incorporated by reference to Exhibit 10 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 1-12001)), Assignment and Assumption
         Agreements dated as of August 22, 1997 and First Amendment to Credit
         Agreement dated as of August 31, 1996 (incorporated by reference to Exhibit 4 to the Registrant's Report on Form 10-Q for the quarter ended
         September 30, 1997 (File No. 1-12001)), and Second Amendment to Credit
         Agreement dated as of March 24, 1998 to certain Credit Agreement dated as of August 30, 1996, as amended by First Amendment to Credit
         Agreement dated as of August 31, 1997 (incorporated by reference to Exhibit 4 to the Registrant's Report on Form 10-K for the quarter ended
         March 31, 1998 (File No. 1-12001), and Third Amendment to Credit
         Agreement dated as of March 30, 1999 (incorporated by reference to Exhibit 4 to the Registrant's Report on Form 10-Q for the quarter ended
         March 31, 1999 (File No. 1-12001)) and Fourth Amendment to Credit
         Agreement dated as of August 6, 1999 (incorporated by reference to Exhibit 4 to the Registrant's Report on Form 10-Q for the quarter ended
         June 30, 1999 (File No. 1-12001)).

4.2      Indenture dated as of December 15, 1995 between Allegheny Ludlum
         Corporation and The Chase Manhattan Bank (National Association), as trustee (relating to Allegheny Ludlum Corporation's 6.95% Debentures due 2025) (incorporated by reference to Exhibit 4(a) to Allegheny
         Ludlum Corporation's Report on Form 10-K for the year ended December
         31, 1995 (File No. 1-9498)), and First Supplemental Indenture by and among Allegheny Technologies Incorporated, Allegheny Ludlum Corporation and The Chase Manhattan Bank (National Association), as Trustee, dated as of August 15, 1996

         (incorporated by reference to Exhibit 4.1 to Registrant's Current
         Report on Form 8-K dated August 15, 1996 (File No. 1-12001)).

4.3      Rights Agreement dated March 12, 1998, including Certificate of
         Designation for Series A Junior Participating Preferred Stock as filed with the State of Delaware on March 13, 1998 (incorporated by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K dated March
         12, 1998 (File No. 1-12001)).

10.1 Allegheny Technologies Incorporated 1996 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12001)).*

10.2     Allegheny Technologies Incorporated Stock Acquisition and Retention
         Plan effective January 1, 1997 (incorporated by reference to Exhibit
         10.2 to the Registrant's Report on Form 10-K for the year ended
         December 31, 1996 (File No. 1-12001)).*

10.3     Allegheny Technologies Incorporated Stock Acquisition and Retention
         Program effective January 1, 1998, as amended and restated
         (incorporated by reference to Exhibit 10.3 to the Registrant's Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12001)).*

10.4 Allegheny Technologies Incorporated Stock Acquisition Retention Program effective January 1, 2000 (filed herewith).*

10.5     Allegheny Technologies Incorporated 1996 Non-Employee Director Stock
         Compensation Plan, as amended December 17, 1998 (incorporated by reference to Exhibit 10.4 to the Registrant's Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12001)).*

10.6     Allegheny Technologies Incorporated Fee Continuation Plan for
         Non-Employee Directors (incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-K for the year ended December 31, 1997
         (File No. 1-12001)).*

10.7     Supplemental Pension Plan for Certain Key Employees of Allegheny
         Technologies Incorporated and its subsidiaries (formerly known as the Allegheny Ludlum Corporation Key Man Salary Continuation Plan)
         (incorporated by reference to Exhibit 10.7 to the Company's Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12001)).*

10.8 Allegheny Technologies Incorporated Benefit Restoration Plan, as amended (filed herewith).*

10.9 Allegheny Ludlum Corporation 1987 Stock Option Incentive Plan (as amended and restated) (incorporated by reference to Exhibit 10(f) to Allegheny Ludlum Corporation's Report on Form 10-K for the year ended
         December 31, 1995 (File No. 1-9498)).*

10.10 Allegheny Ludlum Corporation Performance Share Plan (as amended and restated) (incorporated by reference to the Registration Statement on Form S-4 (No. 333-8235) of Allegheny Technologies Incorporated, appears as Appendix F to the Joint Proxy Statement/Prospectus forming part of the Registration Statement).*

10.11 Allegheny Ludlum Corporation Stock Acquisition and Retention Plan, as restated effective as of August 15, 1996 (incorporated by reference to Exhibit 10.10 to the Company's Report on Form 10-K for the year ended
         December 31, 1997 (File No. 1-12001)).*

10.12    Teledyne, Inc. 1990 Stock Option Plan (incorporated by reference to
         Exhibit 10 to Teledyne, Inc.'s Report on Form 10-K for the year ended
         December 31, 1990 (File No. 1-5212)).*

10.13 Teledyne, Inc. 1994 Long-Term Incentive Plan (incorporated by reference to Exhibit A to Teledyne, Inc.'s 1994 proxy statement (File No.
         1-5212)).*

10.14    Teledyne, Inc. 1995 Non-Employee Director Stock Option Plan
         (incorporated by reference to Exhibit A to Teledyne, Inc.'s 1995 proxy statement (File No. 1-5212)).*

10.15 Summary of Teledyne, Inc. Executive Deferred Compensation Plan, as restated effective September 1, 1994 (incorporated by reference to Exhibit 10.2 to Teledyne, Inc.'s Report on Form 10-K for the year ended
         December 31, 1994 (File No. 1-5212)).*

10.16 First Amendment dated as of August 14, 1995 and Second Amendment dated as of December 4, 1995 to the Summary of Teledyne, Inc. Executive
         Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to Teledyne, Inc.'s Report on Form 10-K for the year ended December 31,
         1995 (File No. 1-5212)).*

10.17    Employment Agreement dated July 15, 1996 between Allegheny Technologies
         Incorporated and James L. Murdy (incorporated by reference to Exhibit
         10.4 to the Company's Registration Statement on Form S-4
         (No. 333-8235)).*

10.18    Employment Agreement dated July 15, 1996 between Allegheny Technologies
         Incorporated and Jon D. Walton (incorporated by reference to Exhibit
         10.5 to the Company's Registration Statement on Form S-4
         (No. 333-8235)).*

10.19    Employment Agreement dated August 17, 1999 between Allegheny
         Technologies Incorporated and Thomas A. Corcoran (incorporated by reference to Exhibit 10(a) of the Company's Report on Form 10-Q for the period ending September 30, 1999 (File No. 1-12001)).*

10.20    Restricted Stock Agreement dated September 16, 1999 between Allegheny
         Technologies Incorporated and Thomas A. Corcoran (incorporated by reference to Exhibit 10(b) to the Company's Report on Form 10-Q for the period ending September 30, 1999 (File No. 12001)).*

10.21    Supplemental Pension Plan Agreement dated September 16, 1999 between
         Allegheny Technologies Incorporated and Thomas A. Corcoran
         (incorporated by reference to Exhibit 10(c) to the Company's Report on Form 10-Q for the period ending September 30, 1999 (File No.
         1-12001)).*

10.22    Form of Change in Control Severance Agreement (filed herewith).*

10.23    Employee Benefits Agreement dated November 29, 1999 between Allegheny
         Technologies Incorporated and Teledyne Technologies Incorporated (filed herewith).*

10.24    Employee Benefits Agreement dated November 29, 1999 between Allegheny
         Technologies Incorporated and Water Pik Technologies, Inc. (filed herewith).*

10.25 Tax Sharing and Indemnification Agreement dated November 29, 1999 between Allegheny Technologies Incorporated and Teledyne Technologies
         Incorporated (filed herewith).

10.26 Tax Sharing and Indemnification Agreement dated November 29, 1999 between Allegheny Technologies Incorporated and Teledyne Technologies
         Incorporated (filed herewith).

10.27    Allegheny Technologies Incorporated Executive Deferred Compensation
         Plan, as amended (filed herewith).*

10.28    Allegheny Technologies Incorporated Performance Share Program
         (incorporated by reference to Exhibit 10.22 to the Registrant's Report on Form 10-K for 1998 (File 1-12001)).

10.29 Allegheny Technologies Incorporated Annual Incentive Plan (incorporated by reference to Exhibit 10.23 to the Registrant's Report on Form 10-K for the year ended December 31, 1998 (File 1-12001)).

10.30    Allegheny Technologies Incorporated 2000 Incentive Plan (filed herewith).*

13.1     Pages 19 through 54 inclusive of the Annual Report of Allegheny
         Technologies Incorporated for the year ended December 31, 1999 (filed herewith).

21.1     Subsidiaries of the Registrant (filed herewith).

23.1     Consent of Ernst & Young LLP (filed herewith).

27.1     Financial Data Schedule for 1999 (filed herewith).

27.2     Restated Financial Data Schedule for 1998 (filed herewith).

27.3     Restated Financial Data Schedule for 1997 (filed herewith).

*Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Report.

Certain instruments defining the rights of holders of long-term debt of the Company and its subsidiaries have been omitted from the Exhibits in accordance with Item 601(b)(4)(iii) of Regulation S-K. A copy of any omitted document will be furnished to the Commission upon request.