Form 10-Q
period 2000-03-31
ALLEGHENY TECHNOLOGIES INC
filed 2000-05-05
CIK 1018963

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to _____

                         Commission File Number 1-12001

                       ALLEGHENY TECHNOLOGIES INCORPORATED
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


              Delaware                                           25-1792394
----------------------------------------                  ----------------------
    (State or Other Jurisdiction of                          (I.R.S. Employer
     Incorporation or Organization)                       Identification Number)

         1000 Six PPG Place
     Pittsburgh, Pennsylvania                                    15222-5479
----------------------------------------                  ----------------------
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

At April 28, 2000, Registrant had outstanding 83,204,001 shares of its Common Stock.

                       ALLEGHENY TECHNOLOGIES INCORPORATED
                                  SEC FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000


                                      INDEX

                                                                        Page No.
PART I. - FINANCIAL INFORMATION

       Item 1.  Financial Statements

       Consolidated Balance Sheets                                             3

       Consolidated Statements of Income                                       4

       Consolidated Statements of Cash Flows                                   5

       Notes to Consolidated Financial Statements                              6

       Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                                 13

       Item 3.  Quantitative and Qualitative
                Disclosures About Market Risk                                 17

PART II. - OTHER INFORMATION

       Item 6.    Exhibits and Reports on Form 8-K                            19

       Signatures                                                             20

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

              ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (In millions except share and per share amounts)

                                                                             March 31,         December 31,
                                                                               2000               1999
                                                                               ----               ----
                                                                             (Unaudited)
ASSETS
------
Cash and cash equivalents                                                    $   53.2           $   50.7
Accounts receivable                                                             356.5              341.2
Inventories                                                                     556.4              558.3
Deferred income taxes                                                            45.9               62.6
Prepaid expenses and other current assets                                        37.4               20.7
                                                                             --------           --------
     Total Current Assets                                                     1,049.4            1,033.5
Property, plant and equipment                                                   900.4              912.4
Prepaid pension cost                                                            536.3              503.7
Cost in excess of net assets acquired                                           202.0              204.2
Other assets                                                                     84.8               96.8
                                                                             --------           --------
     Total Assets                                                            $2,772.9           $2,750.6
                                                                             ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Accounts payable                                                             $  185.3           $  172.9
Accrued liabilities                                                             214.3              214.4
Short-term debt and current portion of long-term debt                            46.1              152.7
                                                                             --------           --------
     Total Current Liabilities                                                  445.7              540.0
Long-term debt                                                                  423.2              200.3
Accrued postretirement benefits                                                 541.5              544.8
Other                                                                           274.0              265.3
                                                                             --------           --------
     Total Liabilities                                                        1,684.4            1,550.4
                                                                             --------           --------

STOCKHOLDERS' EQUITY:

Preferred value, par value $0.10: authorized-
     50,000,000 shares; issued-None                                              --                 --
Common stock, par value $0.10, authorized-500,000,000
     shares; issued-98,951,490 shares at March 31, 2000
     and December 31, 1999; outstanding-83,810,084 shares
     at March 31, 2000 and 90,368,196 shares at
     December 31, 1999                                                            9.9                9.9
Additional paid-in capital                                                      481.0              481.0
Retained earnings                                                             1,016.4              994.5
Treasury stock: 15,141,406 shares at March 31, 2000
   and 8,583,294 shares at December 31, 1999                                   (413.4)            (288.7)
Foreign currency translation losses                                              (5.8)              (3.7)
Unrealized gains on securities                                                    0.4                7.2
                                                                             --------           --------
     Total Stockholders' Equity                                               1,088.5            1,200.2
                                                                             --------           --------
     Total Liabilities and Stockholders' Equity                              $2,772.9           $2,750.6
                                                                             ========           ========


The accompanying notes are an integral part of these statements.

              ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In millions except per share amounts)
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                 --------------------------
                                                                                  2000                1999
                                                                                 ------              ------
Sales                                                                            $625.4              $585.5

Costs and expenses:
  Cost of sales                                                                   510.7               462.9
  Selling and administrative expenses                                              51.0                51.8
  Interest expense, net                                                             6.9                 9.0
                                                                                 ------              ------
                                                                                  568.6               523.7

Earnings before other income                                                       56.8                61.8
Other income                                                                        8.4                 0.4
                                                                                 ------              ------
Income from continuing operations before income
  taxes                                                                            65.2                62.2
Provision for income taxes                                                         23.9                21.8
                                                                                 ------              ------

Income from continuing operations                                                  41.3                40.4
Income from discontinued operations, net of tax                                     --                 20.2
                                                                                 ------              ------
Net income                                                                       $ 41.3              $ 60.6
                                                                                 ======              ======

Basic net income per common share:
  Income from continuing operations                                              $ 0.47              $ 0.41
  Income from discontinued operations                                               --                 0.21
                                                                                 ------              ------
Basic net income per common share                                                $ 0.47              $ 0.62
                                                                                 ======              ======

Diluted net income per common share:
  Income from continuing operations                                              $ 0.47              $ 0.41
  Income from discontinued operations                                               --                 0.21
                                                                                 ------              ------
Diluted net income per common share                                              $ 0.47              $ 0.62
                                                                                 ======              ======

Dividends declared per common share                                              $ 0.20              $ 0.32
                                                                                 ======              ======


The accompanying notes are an integral part of these statements.

              ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)

                                                                                             Three Months Ended
                                                                                                   March 31,
                                                                                           ----------------------
                                                                                            2000            1999
                                                                                           -------         ------
OPERATING ACTIVITIES:
  Net income                                                                               $  41.3         $ 60.6
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                                             24.8           24.0
    Deferred income taxes                                                                     15.8            6.6
    Gains on sales of investments and businesses                                             (10.5)          (0.1)
    Income from discontinued operations, net of tax                                            --           (20.2)

  Change in operating assets and liabilities:
    Prepaid pension cost                                                                     (32.5)         (25.3)
    Accounts receivable                                                                      (15.3)         (16.0)
    Accounts payable                                                                          12.4          (14.9)
    Inventories                                                                                1.9           29.8
    Accrued income taxes                                                                       --             6.1
  Other                                                                                       (8.1)           4.3
                                                                                           -------         ------
CASH PROVIDED BY OPERATING ACTIVITIES                                                         29.8           54.9

INVESTING ACTIVITIES:
  Proceeds from the sales of investments and businesses                                       14.2            5.8
  Purchases of property, plant and equipment                                                 (12.2)         (19.6)
  Disposals of property, plant and equipment                                                   1.7            0.5
  Purchases of businesses and investment in ventures                                           --            (1.1)
  Other                                                                                       (0.6)          (1.5)
                                                                                           -------         ------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                                3.1          (15.9)

FINANCING ACTIVITIES:
  Net borrowings under credit agreements                                                     115.6           15.1
  Borrowings on long-term debt                                                                 2.4            --
  Payments on long-term debt and capital leases                                               (0.7)          (1.0)
                                                                                           -------         ------
    Net increase in debt                                                                     117.3           14.1
  Purchases of treasury stock                                                               (130.6)         (52.2)
  Cash dividends                                                                             (17.3)         (31.1)
  Exercises of stock options                                                                   0.2            2.9
                                                                                           -------         ------
CASH USED IN FINANCING ACTIVITIES                                                            (30.4)         (66.3)

CASH PROVIDED BY DISCONTINUED OPERATIONS                                                       --             9.3

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               2.5          (18.0)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR                                            50.7           74.2
                                                                                           -------         ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $  53.2         $ 56.2
                                                                                           =======         ======

Cash provided by operating activities in 2000 is net of payment of taxes on gain on sale of investments of $3.8 million. Excluding this tax payment, cash provided by operating activities was $33.6 million.

The accompanying notes are an integral part of these statements.

              ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  ACCOUNTING POLICIES

Basis of Presentation

     The interim consolidated financial statements include the accounts of Allegheny Technologies Incorporated and its subsidiaries. Unless the context requires otherwise, "Allegheny Technologies" and the "Company" refer to Allegheny Technologies Incorporated and its subsidiaries.

     Certain amounts from 1999 have been reclassified to conform with the 2000 presentation, including classification of companies spun-off and sold as discontinued operations.

     At a stockholders' meeting held on November 11, 1999, the Company's stockholders approved a reduction in the authorized number of shares of the Company's common stock and a one-for-two reverse stock split of the common stock. The reverse stock split was effective immediately following the spin-offs of Teledyne Technologies Incorporated and Water Pik Technologies, Inc. on November 29, 1999. All references in the financial statements and notes to the number of shares and per share amounts, have been restated to reflect this reverse stock split.

     These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report. The results of operations for these interim periods are not necessarily indicative of the operating results for a full year.

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

NOTE 2.  DISCONTINUED OPERATIONS

     On January 19, 1999, the Company announced its plans to effect a major strategic transformation of the Company that included the sales of several of the Company's businesses and the spin-offs of certain businesses in two of the Company's former business segments into independent, publicly-traded companies (the "spin-offs"). Teledyne Technologies Incorporated ("Teledyne") is comprised of certain businesses in the Company's former Aerospace and

Electronics segment. Water Pik Technologies, Inc. ("Water Pik") is comprised of the Company's former Consumer segment.

     Prior to the spin-offs, the Company received a tax ruling from the Internal Revenue Service that the spin-offs would be tax-free to the Company and to the Company's stockholders.

     On November 29, 1999, the Company distributed all of the common stock of Teledyne and Water Pik to the Company's stockholders of record as of November 22, 1999. Stockholders of record received one share of Teledyne common stock for every seven shares of Allegheny Technologies common stock and one share of Water Pik common stock for every twenty shares of Allegheny Technologies common stock, based on the number of shares of Allegheny Technologies common stock they held prior to the reverse split. Immediately following the spin-offs, the Company effected a one-for-two reverse split of its common stock and changed its name from Allegheny Teledyne Incorporated to Allegheny Technologies Incorporated.

     In 1999, the Company sold its unmanned aerial vehicle and its pyrotechnic components and systems businesses, known as Ryan Aeronautical and McCormick Selph Ordnance Unit, respectively, as well as the pressure relief valve, vehicle control valve, nitrogen gas springs, consumer drinkware, construction and mining equipment and material handling businesses. The Company recognized extraordinary gains of $129.6 million, net of $79.9 million in taxes, in the 1999 third quarter in connection with the sales of these businesses.

     Discontinued operations include all companies that were spun-off or have been sold.

     Results of discontinued operations for the 1999 first quarter were as follows (in millions):

         Net sales                                              $349.1
                                                                ======

         Income before taxes                                      31.0
         Provision for income taxes                               10.8
                                                                ------
         Income from discontinued operations                    $ 20.2
                                                                ======

NOTE 3.  INVENTORIES

     Inventories were as follows (in millions):

                                                                             March 31,      December 31,
                                                                               2000             1999
                                                                             ---------      ------------
Raw materials and supplies                                                    $ 105.0          $108.1
Work-in-process                                                                 470.8           437.8
Finished goods                                                                  104.7           113.1
                                                                              -------          ------
Total inventories at current cost                                               680.5           659.0
Less allowances to reduce current cost
     values to LIFO basis                                                      (115.7)          (95.0)
Progress payments                                                                (8.4)           (5.7)
                                                                              -------          ------
Total inventories                                                             $ 556.4          $558.3
                                                                              =======          ======

NOTE 4.  BUSINESS SEGMENTS

     Information on the Company's business segments was as follows (in millions):

                                                               Three Months Ended
                                                                    March 31,
                                                             ------------------------
                                                              2000              1999
                                                             ------            ------
Total sales:

Flat-Rolled Products                                         $380.6            $315.2
High Performance Metals                                       197.3             212.8
Industrial Products                                            71.9              78.3
                                                             ------            ------
                                                              649.8             606.3

Intersegment sales:

Flat-Rolled Products                                            6.6               4.6
High Performance Metals                                        17.8              16.2
                                                             ------            ------
                                                               24.4              20.8

Sales to external customers:

Flat-Rolled Products                                          374.0             310.6
High Performance Metals                                       179.5             196.6
Industrial Products                                            71.9              78.3
                                                             ------            ------
                                                             $625.4            $585.5
                                                             ======            ======

                                                              Three Months Ended
                                                                    March 31,
                                                             ----------------------
                                                              2000            1999
                                                             ------          ------

Operating Profit:

Flat-Rolled Products                                         $36.4           $33.7
High Performance Metals                                       14.3            25.7
Industrial Products                                            6.6             7.4
                                                             -----           -----
Total operating profit                                        57.3            66.8

Corporate expenses                                            (8.3)           (9.1)
Interest expense, net                                         (6.9)           (9.0)
Gains on asset sales and other                                 0.5            (1.4)
Excess pension income                                         22.6            14.9
                                                             -----           -----

Income from continuing operations
  before income taxes                                        $65.2           $62.2
                                                             =====           =====

     Excess pension income represents the amount of pension income in excess of amounts allocated to business segments to offset pension and other postretirement benefit expenses.

NOTE 5. NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

                                                                            Three Months Ended
                                                                                 March 31,
                                                                         -------------------------
                                                                         2000                1999
                                                                         -----               -----
Numerator:
  Income from continuing operations                                      $41.3               $40.4
  Income from discontinued operations                                     --                  20.2
                                                                         -----               -----
  Numerator for basic and diluted net
    income per common share - net income
    available to common stockholders                                     $41.3               $60.6
                                                                         =====               =====

Denominator:
  Weighted average shares                                                 87.2                97.1
  Contingent issuable stock                                                0.1                 0.2
                                                                         -----               -----
  Denominator for basic net income per
    common share                                                          87.3                97.3

Effect of dilutive securities:
  Employee stock options                                                   0.1                 0.5
                                                                         -----               -----
  Dilutive potential common shares                                         0.1                 0.5
  Denominator for diluted net income per
    common share - adjusted weighted
    average shares                                                        87.4                97.8
                                                                         =====               =====

                                                                                Three Months Ended
                                                                                     March 31,
                                                                             -------------------------
                                                                             2000                1999
                                                                             -----               -----
Basic net income per common share:
  Income from continuing operations                                          $0.47               $0.41
  Income from discontinued operations                                          --                 0.21
                                                                             -----               -----
Basic net income per common share                                            $0.47               $0.62
                                                                             =====               =====

Diluted net income per common share:
  Income from continuing operations                                          $0.47               $0.41
  Income from discontinued operations                                          --                 0.21
                                                                             -----               -----
Diluted net income per common share                                          $0.47               $0.62
                                                                             =====               =====

NOTE 6. COMPREHENSIVE INCOME

     The components of comprehensive income, net of tax, were as follows (in millions):

                                                                               Three Months Ended
                                                                                    March 31,
                                                                             ----------------------
                                                                              2000            1999
                                                                             ------          ------
Net income                                                                   $41.3           $60.6

Foreign currency translation losses                                           (2.1)           (0.2)

Unrealized gains (losses) on securities:
  Unrealized holding gains arising during
    period                                                                     0.6             0.8
  Less: realized gains included in net
    income                                                                     7.4              --
                                                                             -----           -----
                                                                              (6.8)            0.8
                                                                             -----           -----

Comprehensive income                                                         $32.4           $61.2
                                                                             =====           =====


NOTE 7. STOCKHOLDERS' EQUITY

     Allegheny Technologies paid a cash dividend of $0.20 per share of common stock in the 2000 first quarter and $0.32 per share in the 1999 first quarter.

     On October 1, 1998, the Company's Board of Directors authorized a stock repurchase program to acquire up to 10 million shares of Allegheny Technologies common stock. In December 1999, the Company's Board of Directors increased the number of shares authorized for purchase in the stock repurchase program by 10 million shares. The shares may be purchased from time-to-time in the open market or in negotiated transactions. In the first quarter 2000, the Company had repurchased 6.8 million shares for $130.6 million under this program. From the inception of the share repurchase program through April 28, 2000, the Company has repurchased 16.6 million shares at a cost of $452.1 million.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

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

     Environmental liabilities are recorded when the Company's liability is probable and the costs are reasonably estimable. In many cases, however, investigations are not yet at a stage where the Company has been able to determine whether it is liable or, if liability is probable, to reasonably estimate the loss or range of loss, or certain components thereof. Estimates of the Company's liability are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluations and estimates of appropriate cleanup technology, methodology and cost, the extent of corrective actions that may be required, and the number and financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation. Accordingly, as investigation and remediation of these sites proceed, it is likely that adjustments in the Company's accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on the Company's results of operations in a given period, but the amounts, and the possible range of loss in excess of amounts accrued, are not reasonably estimable. Based on currently available information, however, management does not believe future environmental costs in excess of those accrued with respect to sites with which the Company has been identified are likely to have a material adverse effect on the Company's financial condition or results of operation. The resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operation of that period. In addition, there can be no assurance that additional future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on the Company's financial condition or results of operations.

     At March 31, 2000, the Company's reserves for environmental remediation obligations totaled approximately $58.0 million, of which approximately $17.3 million was included in other current liabilities. The reserve includes estimated probable future costs of $22.8 million for federal Superfund and comparable state-managed sites; $4.1 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $18.2 million for owned or controlled sites at which Company operations have been discontinued; and $12.9 million for sites utilized by the Company in its ongoing operations. The Company is evaluating whether it may be able to recover a portion of future costs for environmental liabilities from third parties other than participating potentially responsible parties.

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

     The Company learns from time to time that it has been named as a defendant in civil actions filed under seal pursuant to the False Claims Act, principally related to the former operations of Teledyne, Inc. Generally, since such cases are under seal, the Company does not in all cases possess sufficient information to determine whether the Company will sustain a material loss in connection with such cases, or to reasonably estimate the amount of any loss attributable to such cases.

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

     In connection with the spin-offs of Teledyne and Water Pik, the Company received a tax ruling from the Internal Revenue Service stating that the spin-offs will be tax-free to the Company and the Company's stockholders. While the tax ruling relating to the qualification of the spin-offs as tax-free distributions within the meaning of the Internal Revenue Code generally is binding on the Internal Revenue Service, the continuing validity of the tax ruling is subject to certain factual representations and uncertainties that, among other things, require the new companies to take or refrain from taking certain actions. If a spin-off were not to qualify as a tax-free distribution within the meaning of the Internal Revenue Code, the Company would recognize taxable gain generally equal to the amount by which the fair market value of the common stock distributed to the Company's stockholders in the spin-off exceeded the Company's basis in the new company's assets. In addition, the distribution of the new company's common stock to Company stockholders would generally be treated as taxable to the Company's stockholders in an amount equal to the fair market value of the common stock they received. If a spin-off qualified as a distribution within the meaning of the Internal Revenue Code but was disqualified as tax-free to the Company because of certain post-spin-off circumstances, the Company would recognize taxable gain as described in the preceding sentence, but the distribution of the new company's common stock to the Company's stockholders in the spin-off would generally be tax-free to each Company stockholder. In the spin-offs, the new companies executed tax sharing and indemnification agreements in which each agreed to be responsible for any taxes imposed on and other amounts paid by the Company, its agents and representatives and its stockholders as a result of the failure of the spin-off to qualify as a tax-free distribution within the meaning of the Internal Revenue Code if the failure or disqualification is caused by post-spin-off actions by or with respect to that company or its stockholders. Potential liabilities under these agreements could exceed the respective new company's net worth by a substantial amount. If either or both of the spin-offs were not to qualify as tax-free distributions to the Company or its stockholders, and either or both of the new companies were unable or otherwise failed to satisfy the liabilities they assumed under the tax sharing and indemnification agreements, the Company could be required to satisfy them without full recourse against the new companies. This could have a material adverse effect on the Company's results of operations and financial condition.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Allegheny Technologies is one of the largest and most diversified producers of specialty materials in the world. It operates in the following three business segments which accounted for the following percentages of total sales for the 2000 and 1999 first quarters:

                                                     2000            1999
                                                     ----            ----
                 Flat-Rolled Products                60%             53%
                 High Performance Metals             29%             34%
                 Industrial Products                 11%             13%

     For the first quarter 2000, operating profit was $57.3 million compared to $66.8 million for the same 1999 period. Sales increased 6.8 percent to $625.4 million for the first quarter 2000 compared to $585.5 million for the 1999 period.

     Income from continuing operations was $41.3 million, or $0.47 per diluted share, for the first quarter 2000, compared to $40.4 million, or $0.41 per diluted share, for the 1999 first quarter. Net income was $41.3 million, or $0.47 per diluted share, for the 2000 first quarter, compared to $60.6 million, or $0.62 per diluted share, for the same 1999 period. Net income in the first quarter 2000 was increased by $5.0 million, or $0.06 per share, which included a gain on the sale of a minority interest in Gul Technologies Singapore Ltd., partially offset by a charge for exiting the tungsten mill products business of Metalworking Products.

     Sales and operating profit for the Company's three business segments are discussed below.

FLAT-ROLLED PRODUCTS SEGMENT

     First quarter 2000 operating profit increased to $36.4 million from $33.7 million in the same year-ago period in spite of significantly higher raw materials costs. Sales increased 20.4 percent to $374.0 million compared to the prior year period. The improvement in sales and operating profit resulted from continued strong demand, combined with the impact of revised raw materials surcharge base levels and a series of price increases. The segment also benefited from ongoing cost reductions.

     The average price of flat-rolled products increased 13.4 percent in the quarter, to $2,297 per ton from $2,025 per ton in the first quarter 1999, due primarily to the impact of revised raw materials surcharge base levels and a series of price increases. Shipments of 162,800 tons increased 6.1 percent compared to the year-ago period of 153,400 tons shipped.

HIGH PERFORMANCE METALS SEGMENT

     Operating profit decreased 44.4 percent to $14.3 million in the first quarter 2000 compared to $25.7 million in the same period in 1999. Sales decreased 8.7 percent to $179.5 million in the first quarter 2000 compared to the prior year period. The decline in sales and operating profit resulted from continued weak demand and pricing pressure in the aerospace market, primarily related to titanium products, and in the chemical processing market, for zirconium. Costs were also higher in the first quarter 2000 reflecting unfavorable quality and production issues and adjustments for slow-moving inventory in titanium and zirconium. These factors were partially offset by strong demand from the growing market for gas-fired electrical power generation turbines.

     Comparative information on the segment's major products is provided in the following table:

                                                                       Three Months Ended
                                                                             March 31,
                                                                    --------------------------
                                                                     2000                1999
                                                                    ------              ------
Volume (000's pounds):
  Nickel-based and specialty steel alloys                           12,223              11,921
  Titanium mill products                                             6,109               5,941
  Zirconium and related alloys                                         930               1,258

Average prices (per pound):
  Nickel-based and specialty steel alloys                           $ 5.71              $ 6.11
  Titanium mill products                                            $10.98              $12.76
  Zirconium and related alloys                                      $30.61              $26.89

INDUSTRIAL PRODUCTS SEGMENT

     Operating profit for the first quarter 2000 decreased 10.8 percent to $6.6 million from $7.4 million in the same period of 1999. Sales decreased 8.2 percent to $71.9 million compared to the prior year period. Sales and operating profit at Metalworking Products, the largest company in the segment, improved compared to the fourth quarter of 1999 due to stronger industrial demand and cost savings, including previously announced workforce reductions of nearly 14 percent. Compared to the same period last year, first quarter 2000 financial performance at Portland Forge was essentially flat, but lower at Casting Service.

CORPORATE ITEMS

     Corporate expenses for the first quarter 2000 decreased to $8.3 million from $9.1 million in the year ago period due to continued strong cost controls, including 20 percent fewer employees. Net interest expense decreased to $6.9 million for the first quarter 2000 from $9.0 million in the prior year. Excess pension income increased to $22.6 million in the first quarter 2000 compared to $14.9 million in the same 1999 period due to higher pension assets as a result of strong investment performance during 1999.

SPECIAL ITEMS

     In the first quarter 2000, special items increased net income by $5.0 million, or $0.06 per share. These items include a gain on the sale of a minority interest in Gul Technologies Singapore Ltd., included in other income, partially offset by a charge for exiting the tungsten mill products business of Metalworking Products included in cost of sales.

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

INCOME TAXES

     The Company's effective tax rate from continuing operations was 36.7 percent and 35.0 percent in the 2000 and 1999 first quarters, respectively. The 1999 rate reflects benefits from federal and state tax planning initiatives.

FINANCIAL CONDITION AND LIQUIDITY

     Working capital increased to $603.7 million at March 31, 2000, compared to $493.5 million at December 31, 1999. The current ratio increased to 2.4 from 1.9 in this same period. The increase in working capital was primarily due to the shifting of short-term debt to long-term debt.

     In the first quarter of 2000, cash generated from operations of $29.8 million, proceeds from the net increase in debt of $117.3 million and proceeds from the sale of investments of $14.2 million were used to repurchase shares for $130.6 million, pay dividends of $17.3 million and invest $12.2 million in capital equipment and business expansion. Cash transactions plus cash on hand at the beginning of the year resulted in a cash position of $53.2 million at March 31, 2000.

     Capital expenditures for 2000 are expected to approximate $95 million, of which $12.2 million had been expended through March 31, 2000.

     On October 1, 1998, the Company's Board of Directors authorized a stock repurchase program to acquire up to 10 million shares of Allegheny Technologies common stock. In December 1999, the Company's Board of

Directors increased the number of shares authorized for purchase in the stock repurchase program by 10 million shares. The shares may be purchased from time-to-time in the open market or in negotiated transactions. In the 2000 first quarter, the Company had repurchased 6.8 million shares for $130.6 million under this program. From the inception of the share repurchase program through April 28, 2000, the Company has repurchased 16.6 million shares at a cost of $452.1 million.

     At a stockholders' meeting held on November 11, 1999, the Company's stockholders approved a one-for-two reverse split of the Company's stock. The reverse split was effective immediately following the spin-offs of Teledyne and Water Pik on November 29, 1999. Share and per share amounts have been adjusted for all periods presented to reflect this one-for-two reverse stock split.

     The Company believes that internally generated funds, current cash on hand and borrowing from existing credit lines will be adequate to meet foreseeable needs. The Company may choose, however, to issue additional debt depending on market conditions.

OTHER MATTERS

Environmental

     The Company is subject to various domestic and international environmental laws and regulations which require that it investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including sites at which the Company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, and comparable state laws. The Company is currently involved in the investigation and remediation of a number of sites under these laws. The Company's reserves for environmental investigation and remediation totaled approximately $58.0 million at March 31, 2000. Based on currently available information, management does not believe future environmental costs at sites with which the Company has been identified in excess of those accrued with respect to sites with which the Company has been identified are likely to have a material adverse effect on the Company's financial condition or liquidity. The resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period.

     With respect to proceedings brought under the federal Superfund laws, or similar state statutes, the Company has been identified as a potentially responsible party at approximately 31 such sites, excluding those at which it believes it has no future liability. The Company's involvement is very limited or de minimus at approximately 12 of these sites, and the potential loss exposure with respect to any of remaining 19 sites is not considered to be material.

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

Forward-Looking Statements

     From time to time the Company has made and may continue to make forward-looking statements. Certain forward-looking statements are contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 8 to the consolidated financial statements of the Company, including statements concerning: product demand; prices; raw material costs; cash flow; anticipated business and economic conditions; aerospace, oil and gas and other industry trends; cost reductions and cost reduction programs; expected capital expenditures; potential repurchases of the Company's stock; the outcome of any government inquiries, litigation or other proceedings related to government contracts or other matters; and future environmental costs. These statements are based on current expectations that involve a number of risks and uncertainties, including our ability to achieve our growth strategies and cost reduction programs; cyclical demand for our products; volatility of prices for and unavailability of critical raw materials; our ability to implement and maintain raw material surcharges and price increases which may depend on market conditions, including pricing by foreign producers; the effect of market conditions on the performance of pension assets; anticipated effects of acquisitions on earnings, as well as those risks and uncertainties described above under the captions "Other Matters - Environmental" and "Other Matters - Government Contracts" and elsewhere herein. Realization of the anticipated benefits described in the forward-looking statements could take longer than expected and implementation difficulties, market factors and deterioration in domestic or global economic conditions could alter the anticipated benefits. Actual results may differ materially from anticipated results in forward-looking statements. Additional risk factors are described from time to time in the Company's filings with the Securities and Exchange Commission, including its Report on Form 10-K for the year ended December 31, 1999. The Company assumes no duty to update its forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company uses derivative financial instruments from time to time to hedge ordinary business risks regarding foreign currencies on product sales and to partially hedge against volatile raw material cost fluctuations in the Flat-Rolled Products and High Performance Metals segments.

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

     As part of its risk management strategy, from time to time, the Company purchases exchange-traded futures contracts to manage exposure to changes in nickel prices, a component of raw material cost for some of its flat-rolled and high performance metals products. The nickel futures contracts obligate the Company to make or receive a payment equal to the net change in value of the contract at its maturity. Some of these contracts can be designated as hedges of the Company's firm sales commitments and are short-term in nature to correspond to the commitment period. The gains and losses on these contracts are deferred and recognized in earnings when realized as an adjustment to cost of goods sold. Historically, the Company has not closed any significant contracts prior to the execution of the underlying sales transactions, nor have any of the underlying sales transactions for such significant contracts failed to occur which resulted in a material adverse effect on the Company.

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

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits -

               27.1        Financial data schedule - March 31, 2000
               27.2        Financial data schedule - Restated March 31, 1999
               27.3        Financial data schedule - Restated June 30, 1999
               27.4        Financial data schedule - Restated September 30, 1999

        (b)    Current Reports on Form 8-K filed by the Company -

               None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       ALLEGHENY TECHNOLOGIES INCORPORATED
--------------------------------------------------------------------------------
                                  (REGISTRANT)


Date: May 5, 2000                   By     /s/ J.L Murdy
                                           -------------------------------------
                                           James L. Murdy
                                           Executive Vice President, Finance and
                                              Administration and Chief Financial
                                              Officer
                                           (Duly Authorized Officer)


Date: May 5, 2000                   By     /s/ D.G. Reid
                                           -------------------------------------
                                           Dale G. Reid
                                           Vice President - Controller and Chief
                                              Accounting Officer
                                           (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

27.1           Financial Data Schedule for Three Months Ended March 31, 2000.

27.2           Restated Financial Data Schedule for Three Months Ended
               March 31, 1999.

27.3           Restated Financial Data Schedule for Six Months Ended
               June 30, 1999.

27.4           Restated Financial Data Schedule for Nine Months Ended
               September 30, 1999.