Form 10-K/A
period 1999-12-31
ALLEGHENY TECHNOLOGIES INC
filed 2000-06-28
CIK 1018963

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

                         Commission file number: 1-12001

                       ALLEGHENY TECHNOLOGIES INCORPORATED
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                    Delaware                           25-1792394
         -------------------------------           -------------------
         (State or other jurisdiction of             (IRS Employer
         incorporation or organization)            Identification No.)

    1000 Six PPG Place, Pittsburgh, Pennsylvania       15222-5479
    --------------------------------------------       ----------
      (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:  (412) 394-2800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:                 Name of each exchange on which registered:
-------------------                  -----------------------------------------
Common Stock, $0.10 par value        New York Stock Exchange
Preferred Stock Purchase Rights      New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None.

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

         Indicate by check mark if disclosure of delinquent files pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

         At April 28, 2000, the Registrant had outstanding 83,204,001 shares of its Common Stock. The aggregate market value of the Registrant's voting stock held by non-affiliates at this date was approximately $2.0 billion, based on the closing price per share of Common Stock on this date of $24.1875 as reported on the New York Stock Exchange. Shares of Common Stock known by the Registrant to be owned beneficially by directors of the Registrant and officers of the Registrant subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are not included in the computation. The Registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Exchange Act.

                       Documents Incorporated By Reference


         Selected portions of the 1999 Annual Report to Stockholders ("1999 Annual Report") - Part I, Part II and Part IV of this Report.

         Selected portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders - Part III of this Report. The information included in the Proxy Statement as required by paragraphs (k) and (l) of Item 402 of Regulation S-K is not incorporated by reference in this Form 10-K/A (Amendment No. 1).

         EXPLANATORY NOTE: Pursuant to this Form 10-K/A (Amendment No. 1) ("Amendment No. 1"), Allegheny Technologies Incorporated (the "Registrant" or the "Company") amends and restates in its entirety "Item 8. Financial Statements and Supplementary Data" of Part II and "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" of Part IV of its Annual Report on Form 10-K for the year ended December 31, 1999 ("1999 Form 10-K"), in order to file in accordance with Rule 15d-21 under the Exchange Act, financial statements required by Form 11-K for the following plans: (1) Allegheny Ludlum Retirement Savings Plan; (2) 401(k) Savings Account Plan for Employees of the Washington Plant; (3) Savings and Security Plan of the Lockport and Waterbury Facilities of Allegheny Ludlum Corporation; (4) Allegheny Ludlum Corporation Personal Retirement and 401(k) Savings Account Plan;
         (5) Teledyne 401(k) Plan; and (6) Oregon Metallurgical Corporation Savings Plan.


"Item 8. Financial Statements and Supplementary Data" of Part II of the 1999 Form 10-K is hereby amended and restated in its entirety to read as follows:

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements and Notes to Consolidated Financial Statements listed in Item 14(a)(1) are incorporated by reference from pages 29 to 51 of the 1999 Annual Report.

         The following financial statements are filed by the Company with respect to the following plans in accordance with Rule 15d-21 under the Exchange
Act:

                  Plan                                                 Page No.
                  ----                                                 --------
Allegheny Ludlum Retirement Savings Plan..............................     4

401(k) Savings Account Plan for Employees of the Washington Plant.....    21

Savings and Security Plan of the Lockport and Waterbury
Facilities of Allegheny Ludlum Corporation............................    36

Allegheny Ludlum Corporation Personal Retirement and
401(k) Savings Account Plan...........................................    52

Teledyne 401(k) Plan..................................................    67

Oregon Metallurgical Corporation Savings Plan.........................    82

                                          Audited Financial Statements
                                          and Supplemental Schedule

                                          Allegheny Ludlum
                                          Retirement Savings Plan

                                          Years ended December 31, 1999 and 1998
                                          with Report of Independent Auditors

                    Allegheny Ludlum Retirement Savings Plan

                          Audited Financial Statements
                            and Supplemental Schedule

                     Years ended December 31, 1999 and 1998



                                    CONTENTS

Report of Independent Auditors ................................................6

Audited Financial Statements

Statements of Net Assets Available for Benefits................................7
Statements of Changes in Net Assets Available for Benefits.....................8
Notes to Financial Statements .................................................9


Supplemental Schedule

Schedule H, Line 4(i)--Schedule of Assets Held for Investment Purposes
at End of Year................................................................19

                         Report of Independent Auditors

Personnel and Compensation Committee
Allegheny Ludlum Corporation

We have audited the accompanying statements of net assets available for benefits of the Allegheny Ludlum Retirement Savings Plan as of December 31, 1999 and 1998, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 1999 and 1998, and the changes in its net assets available for benefits for the years then ended, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedule of assets held for investment purposes as of December 31, 1999 is presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and is not a required part of the financial statements. The supplemental schedule has been subjected to the auditing procedures applied in our audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


                                                      /s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
June 9, 2000

                    Allegheny Ludlum Retirement Savings Plan

                 Statements of Net Assets Available for Benefits


                                                                            DECEMBER 31
                                                                     1999                  1998
                                                                ----------------------------------

ASSETS
Investments:
   Interest in Allegheny Ludlum Corporation Master Trusts       $188,502,545          $183,378,342
   Interest in registered investment companies                    22,920,560            14,760,429
   Interest in common collective trusts                           33,760,823            29,922,237
   Common stock                                                       11,310                    --
   Participant notes receivable                                    3,908,588             3,749,111
                                                                ----------------------------------
Total investments                                                249,103,826           231,810,119

Other payables                                                        (2,277)             (537,964)
                                                                ----------------------------------
Net assets available for benefits                               $249,101,549          $231,272,155
                                                                ==================================


See accompanying notes.

                    Allegheny Ludlum Retirement Savings Plan

           Statements of Changes in Net Assets Available for Benefits


                                                                                 YEAR ENDED DECEMBER 31
                                                                               1999                 1998
                                                                          ---------------------------------

Additions:
   Contributions:
     Employer                                                             $  8,856,452         $  9,213,107
     Employee                                                                6,800,720            6,992,306
   Investment income:
     Net gain from interest in Allegheny Ludlum Corporation Master
       Trusts                                                               15,876,181            6,472,497
     Net gain from interest in registered investment companies
                                                                             5,499,995            2,588,546
     Net gain from common interest in collective trusts                      3,214,351            3,051,160
     Interest income                                                           341,925              377,538
     Other                                                                        (904)             (11,172)
   Transfers in from outside of Plan                                            38,758            2,208,714
                                                                          ---------------------------------
Total additions                                                             40,627,478           30,892,696

Deductions:
   Distributions to participants                                            22,766,058           51,707,763
   Administrative expenses                                                       1,526                  550
   Pending transfer to SDA account                                              30,500                   --
                                                                          ---------------------------------
Total deductions                                                            22,798,084           51,708,313
                                                                          ---------------------------------

Net additions (deductions)                                                  17,829,394          (20,815,617)
Net assets available for benefits at beginning of year                     231,272,155          252,087,772
                                                                          ---------------------------------
Net assets available for benefits at end of year                          $249,101,549         $231,272,155
                                                                          =================================

See accompanying notes.

                    Allegheny Ludlum Retirement Savings Plan

                          Notes to Financial Statements

                                December 31, 1999

1. SIGNIFICANT ACCOUNTING POLICIES

Investments are stated at fair value determined as follows:

       The Common Stock Master Trusts consist of investments in either Allegheny Technologies Incorporated (Allegheny Teledyne as of December 31, 1998), Teledyne Technologies Incorporated or Water Pik Technologies Inc. common stock and are stated at the quoted market price as listed on the New York Stock Exchange.

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

2. DESCRIPTION OF THE PLAN

The Allegheny Ludlum Retirement Savings Plan (the Plan) is a defined contribution plan and is subject to the provisions of the Employee Retirement Income Security Act of 1974. Allegheny Ludlum Corporation (ALC) is a wholly owned indirect subsidiary of Allegheny Technologies Incorporated (ATI).

Depending on participants' years of service, participants can defer between 1% and 14%, subject to Internal Revenue Service limitations, of their eligible wages, including profit sharing awards, and contribute them to the Plan. The Plan Sponsor contributes 6.5% of participants' monthly pensionable earnings, as described in the Plan, and in addition contributes $43.34 per month per participant.

Effective April 1, 1997, participants can elect to participate in the self-directed account if they have at least a $10,000 balance in the Plan. The minimum initial investment amount in the self-directed fund, which is comprised of various mutual funds, is $5,000.

                    Allegheny Ludlum Retirement Savings Plan

2. DESCRIPTION OF THE PLAN (CONTINUED)

Separate accounts are maintained by the Plan Sponsor for each participating employee. Trustee fees and asset management fees charged by the Plan's trustee, Dreyfus Retirement Services, for the administration of all funds are charged against net assets available for benefits of the respective fund. Certain other expenses of administering the Plan are paid by the Plan Sponsor.

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

Effective November 29, 1999, Allegheny Teledyne's (the Plan Sponsor) name was changed to Allegheny Technologies Incorporated. Also, the Aerospace and Electronics and Consumer segments of Allegheny Teledyne were spunoff into two new freestanding public companies--Teledyne Technologies Incorporated and Water Pik Technologies Inc. Stockholders of Allegheny Teledyne became stockholders of Teledyne Technologies Incorporated and Water Pik Technologies Inc., thus creating two new master trusts. Participants may continue to hold interest in the two new companies until December 31, 2002, at which time these two master trusts will be terminated and the assets will be transferred to one of the other plan investment options.

In conjunction with the spin-off of the Aerospace and Electronics and Consumer segments of Allegheny Teledyne into two new freestanding companies, the Plan as a holder of shares of common stock prior to the spin-off received the following distributions on November 29, 1999: one share of Water Pik Technologies Inc. for every seven shares held of Allegheny Teledyne and one share of Teledyne Technologies Incorporated for every twenty shares held of Allegheny Teledyne. Additionally, a reverse stock split occurred on the spin-off date and resulted in one share of Allegheny Technologies Incorporated common stock for every two shares held of Allegheny Teledyne common stock.

                    Allegheny Ludlum Retirement Savings Plan

2. DESCRIPTION OF THE PLAN (CONTINUED)

Certain financial information for the year ended December 31, 1998 has been reclassified to conform with the financial statement presentation for the year ended December 31, 1999. These reclassifications did not impact total net assets available for benefits.

In the event that the Plan is partially or completely terminated, or the Plan Sponsor permanently discontinues making contributions, all amounts credited to the accounts of the affected participants become fully vested and nonforfeitable.

Further information about the Plan, including eligibility, vesting, contributions, and withdrawals, is contained in the Summary Plan Description and related contracts. Copies of this Summary Plan Description are available from the Allegheny Technologies Personnel and Compensation Committee.

3. INVESTMENTS

The following presents investments that represent 5% or more of the Plan's net assets.

                                                                  DECEMBER 31
                                                           1999                 1998
                                                       ---------------------------------
Dreyfus Lifestyle Growth and Income Fund               $20,820,050           $20,517,539
Alliance Equity Fund                                    46,304,854            37,713,059
Fixed Income Fund                                       89,488,628            87,061,673
Allegheny Technologies Disciplined Stock Fund           35,700,077            35,146,629
Company Stock Fund                                      14,654,933            22,824,448

                    Allegheny Ludlum Retirement Savings Plan

3. INVESTMENTS (CONTINUED)

As of December 31, 1999, the Plan is a participant in the Fixed Income Master Trust, the Alliance Equity Master Trust, the ATI Common Stock Master Trust, and the Allegheny Technologies Disciplined Stock Fund Master Trust. During 1998, the Dreyfus Lifestyle Growth and Income Fund, the Dreyfus Lifestyle Growth Fund, and the Dreyfus Lifestyle Income Fund were reclassified as common collective trusts from master trusts while the Allegheny Technologies Disciplined Stock Fund was reclassified to a master trust from the Dreyfus Disciplined Stock Fund, a registered investment company. The Plan's participating interests in these master trusts as of December 31, 1999 and 1998 were as follows:

                                                                                   1999                1998
                                                                               --------------------------------

Fixed Income Master Trust                                                         66.52%               68.81%
Alliance Equity Master Trust                                                      78.49                80.47
ATI Common Stock Master Trust                                                     72.40                70.95
Allegheny Technologies Disciplined Stock Fund Master Trust                        78.61                81.55
Teledyne Technologies Incorporated Common Stock Master Trust                      72.70                   --
Water Pik Technologies Inc. Common Stock Master Trust                             72.78                   --

                    Allegheny Ludlum Retirement Savings Plan

3. INVESTMENTS (CONTINUED)

The composition of the net assets of the Fixed Income Master Trust at December 31, 1999 and 1998 was as follows:

                                                                              1999                  1998
                                                                       ---------------------------------------

Guaranteed investment contracts:
   Confederation Life Insurance Company                                  $         --          $      2,575
   John Hancock Life Insurance Company                                      8,328,120             5,100,000
   New York Life Insurance Company                                                 --            13,258,607
   Pacific Mutual Life Insurance Company                                    6,565,846             6,167,430
   Peoples Security Life Insurance Company                                  6,474,471            10,367,671
   Southland Life Insurance Company                                         5,796,035            10,752,479
   Transamerica Occidental                                                 11,678,338            11,296,810
   Sun America, Inc.                                                        3,007,834             3,000,000
   Business Mens Assurance Company of America                               2,497,621             2,505,536
   Protective Life Insurance Company                                        2,999,471             3,002,482
   Safeco Life Insurance                                                    3,000,504             3,000,000
   United of Omaha                                                          5,044,635                    --
   Ohio National Life                                                       4,577,686                    --
   Combined Life Insurance Company                                          4,658,686                    --
   Canada Life                                                              4,136,813                    --
   Monumental Life Insurance Company                                        1,999,853                    --
   Hartford Life Insurance Company                                          2,000,000                    --
   Pruco Pace Credit Enhanced                                               3,062,854                    --
                                                                       ---------------------------------------
                                                                           75,828,767            68,453,590

Synthetic contracts:
   Caisse des Depots et Consignations                                      11,135,225            12,865,126
   Peoples Security Life Insurance Company                                  2,977,064             2,968,196
   Transamerica Occidental                                                 13,970,912            13,859,523
   Union Bank of Switzerland                                                5,949,968             5,935,391
   Westdeutsche Landesbank Girozentrale                                    17,030,049            16,952,480
                                                                       ---------------------------------------
                                                                           51,063,218            52,580,716

Temporary short-term investments                                            6,293,422             4,248,515
Accrued interest receivable                                                 1,435,635             1,572,918
Other payables                                                                (85,522)              (88,501)
                                                                       ---------------------------------------
Total net assets                                                         $134,535,520          $126,667,238
                                                                       =======================================

                    Allegheny Ludlum Retirement Savings Plan

3. INVESTMENTS (CONTINUED)

The composition of net assets of the Alliance Equity Master Trust at December 31, 1999 and 1998 was as follows:

                                                                                   1999                  1998
                                                                             ---------------------------------------
Investment in registered investment companies:
   Alliance Equity Fund S.A. #4 (6,387.664 and 6,966.434 shares,
     respectively)                                                              $59,022,910           $47,408,255
   Cash                                                                                  --                   117
   Operating payables                                                               (28,676)              (26,007)
                                                                             ---------------------------------------
Total net assets                                                                $58,994,234           $47,382,365
                                                                             =======================================

The composition of net assets of the ATI Common Stock Master Trust at December 31, 1999 and 1998 was as follows:

                                                                                   1999                  1998
                                                                             ---------------------------------------

Allegheny Technologies Incorporated common stock (883,159 and
   1,544,975 shares, respectively)                                              $19,815,880           $31,575,427
Receivables                                                                         101,879               196,291
Short-Term Investment Fund                                                          326,907               450,324
Operating payables                                                                   (4,276)              (10,492)
                                                                             ---------------------------------------
Total net assets                                                                $20,240,390           $32,211,550
                                                                             =======================================

The composition of net assets of the Allegheny Technologies Disciplined Stock Fund Master Trust at December 31, 1999 and 1998 was as follows:

                                                                                   1999                  1998
                                                                             ---------------------------------------

Corporate common stock                                                         $44,796,765            $41,699,413
Noninterest-bearing cash                                                            13,151                 (5,217)
Receivables                                                                         44,689                 58,761
Short-Term Investment Fund                                                         589,843              1,499,311
Operating payables                                                                 (28,719)               (51,809)
                                                                             ---------------------------------------
Total net assets                                                               $45,415,729            $43,200,459
                                                                             =======================================

                    Allegheny Ludlum Retirement Savings Plan

3. INVESTMENTS (CONTINUED)

The composition of net assets of the Teledyne Technologies Incorporated Common Stock Master Trust at December 31, 1999 and 1998 was as follows:

                                                                                   1999                1998
                                                                              -------------------------------

Teledyne Technologies Incorporated common stock (248,073 and -0-
   shares, respectively)                                                        $2,341,189              $--
Short-Term Investment Fund                                                          41,774               --
Receivables                                                                          6,135               --
Operating payables                                                                    (133)              --
                                                                              -------------------------------
Total net assets                                                                $2,388,965              $--
                                                                              ===============================

The composition of net assets of the Water Pik Technologies Inc. Common Stock Master Trust at December 31, 1999 and 1998 was as follows:

                                                                                    1999                1998
                                                                              -------------------------------
Water Pik Technologies Inc. common stock
   (87,153 and -0- shares, respectively)                                          $833,401              $--
Short-Term Investment Fund                                                           2,765               --
Receivables                                                                         11,909               --
Operating payables                                                                     (41)              --
                                                                              -------------------------------
Total net assets                                                                  $848,034              $--
                                                                              ===============================

                    Allegheny Ludlum Retirement Savings Plan

3. INVESTMENTS (CONTINUED)

The composition of the changes in net assets of the various master trusts is as follows:

                                  FIXED INCOME MASTER           ALLIANCE EQUITY MASTER           ATI COMMON STOCK MASTER
                                         TRUST                            TRUST                            TRUST
                             -----------------------------------------------------------------------------------------------
                                                                 YEAR ENDED DECEMBER 31
                             -----------------------------------------------------------------------------------------------
                                  1999             1998            1999            1998              1999            1998
                             -----------------------------------------------------------------------------------------------

Investment income (loss):
   Interest income (loss)    $  7,765,761     $  8,359,937     $        --     $         --     $       (465)    $      (113)
   Realized gain (loss)
     on sale of                        --               --              --               --          387,154        (620,712)
     investments
   Unrealized
     depreciation in fair
     value of investments              --               --              --               --      (11,018,180)     (5,308,345)
   Dividends                           --               --              --               --          960,419         934,022
   Net gain (loss),
     registered
     investment companies              --               --      15,731,932       (2,106,215)              --              --
   Net gain, common
     collective trusts            293,007          413,402              --               --           34,305          41,352
Other income                       18,993            1,138              --               --               --              --
Administrative expenses          (183,985)        (191,163)       (202,397)        (237,876)         (21,480)        (24,196)
Transfers                         (25,494)     (17,218,779)     (3,917,666)     (10,462,912)      (2,312,913)      1,574,676
                             -----------------------------------------------------------------------------------------------
Net increase (decrease)         7,868,282       (8,635,465)     11,611,869      (12,807,003)     (11,971,160)     (3,403,316)
Total net assets at
   beginning of year          126,667,238      135,302,703      47,382,365       60,189,368       32,211,550      35,614,866
                             -----------------------------------------------------------------------------------------------
Total net assets at end
   of year                   $134,535,520     $126,667,238     $58,994,234     $ 47,382,365     $ 20,240,390     $32,211,550
                             ===============================================================================================

                    Allegheny Ludlum Retirement Savings Plan

3. INVESTMENTS (CONTINUED)

                                                                            DREYFUS
                                 DREYFUS              DREYFUS        LIFESTYLE GROWTH AND        ALLEGHENY TECHNOLOGIES
                            LIFESTYLE GROWTH  LIFESTYLE INCOME FUND   INCOME FUND MASTER         DISCIPLINED STOCK FUND
                           FUND MASTER TRUST       MASTER TRUST             TRUST                     MASTER TRUST
                           -------------------------------------------------------------------------------------------------
                                                                                        YEAR ENDED DECEMBER 31
                           -------------------------------------------------------------------------------------------------
                           1999      1998*       1999       1998*     1999       1998*            1999           1998*
                           -------------------------------------------------------------------------------------------------
Investment income (loss):
   Interest loss           $--   $        --     $--            --     $--   $         --     $      (383)    $      (925)
   Realized (loss) gain
     on sale of             --            --      --            --      --             --         (58,566)        107,964
     investments
   Unrealized
     appreciation
     (depreciation) in      --            --      --            --      --             --       7,190,385       4,322,009
     fair value of
     investments
   Dividends                --            --      --            --      --             --         531,414          87,868
   Net gain, common
     collective trusts      --       514,556      --       109,828      --      1,558,031          43,173          26,165
Other loss                  --           (14)     --            --      --            (10)             --              --
Administrative expenses     --           (94)     --           (34)     --           (229)       (347,043)        (51,809)
Transfers                   --    (5,631,496)     --    (1,935,424)     --    (24,298,600)     (5,143,710)     38,709,187
                           ----------------------------------------------------------------------------------------------
Net (decrease) increase     --    (5,117,048)     --    (1,825,630)     --    (22,740,808)      2,215,270      43,200,459
Total net assets at
   beginning of year        --     5,117,048      --     1,825,630      --     22,740,808      43,200,459              --
                           ----------------------------------------------------------------------------------------------
Total net assets at end
   of year                 $--   $        --     $--   $        --     $--   $         --     $45,415,729     $43,200,459
                           ==============================================================================================

                                    TELEDYNE              WATER PIK
                                  TECHNOLOGIES         TECHNOLOGIES INC.
                               INCORPORATED COMMON   COMMON STOCK MASTER
                               STOCK MASTER TRUST            TRUST
                             --------------------------------------------

                             --------------------------------------------
                                 1999         1998      1999      1998
                             --------------------------------------------

Investment income (loss):
   Interest loss               $        9     $--    $     --     $--
   Realized (loss) gain
     on sale of                   (21,035)     --      (3,052)     --
     investments
   Unrealized
     appreciation
     (depreciation) in           (640,748)     --     (88,259)     --
     fair value of
     investments
   Dividends                           --      --          --      --
   Net gain, common
     collective trusts                176      --          38      --
Other loss                             --      --          --      --
Administrative expenses              (133)     --         (41)     --
Transfers                       3,050,696      --     939,348      --
                               ----------     ---   ---------     ---
Net (decrease) increase         2,388,965      --     848,034      --
Total net assets at
   beginning of year                   --      --          --      --
                               ----------     ---   ---------     ---
Total net assets at end
   of year                     $2,388,965     $--   $ 848,034     $--
                               ==========     ===   =========     ===

* Partial year only. Reclassified as common collective trusts.

The investment contracts underlying the Fixed Income Master Trust have fully benefit-responsive features. The average yield for 1999 and 1998 for the Fixed Income Master Trust was 6.46% and 6.55%, respectively. Credited interest rates on the contracts ranged from 5.13% to 7.28% and 5.13% to 8.18% for 1999 and 1998, respectively, and are determined at contract inception.

Interest, realized and unrealized gains and losses, and management fees from the master trusts are included in the net gain (loss) from interest in Allegheny Ludlum Corporation Master Trusts on the statement of changes in net assets available for benefits.

                    Allegheny Ludlum Retirement Savings Plan

4. INCOME TAX STATUS

The Plan has received a determination letter from the Internal Revenue Service dated July 23, 1996, stating that the Plan is qualified under Section 401(a) of the Internal Revenue Code (the Code) and, therefore, the related trust is exempt from taxation. Once qualified, the Plan is required to operate in conformity with the Code to maintain its qualification. The plan administrator believes that the Plan is being operated in compliance with the applicable requirements of the Code and, therefore, believes that the Plan is qualified and the related trust is tax-exempt.

5. TRANSACTIONS WITH PARTIES-IN-INTEREST

Certain Plan investments are shares of mutual funds managed by Dreyfus Retirement Services. Dreyfus Retirement Services is the trustee as defined by the Plan and, therefore, these transactions qualify as part-in-interest. Trustee and investment fees paid during 1999 and 1998 were based upon customary and reasonable rates for such services.

One of the investment vehicles available to employees, the Allegheny Technologies Incorporated Company Stock Fund, contains stock of Allegheny Technologies (Allegheny Teledyne as of December 31, 1998). Allegheny Teledyne changed its name to Allegheny Technologies on November 29, 1999.

In conjunction with the spin-offs of the Aerospace and Electronics and Consumer segments of Allegheny Teledyne into two new freestanding companies on November 29, 1999 (see Note 2), the Plan as a holder of shares of common stock prior to the spin-off received shares of the two new freestanding companies. Additionally, a reverse stock split occurred on the spin-off date (see Note 2).

                    Allegheny Ludlum Retirement Savings Plan

                             EIN 25-1364894 Plan 004

     Schedule H, Line 4(i)--Schedule of Assets Held for Investment Purposes
                                 at End of Year

                                December 31, 1999

                                                                                                        CURRENT
                                DESCRIPTION                                      UNITS/SHARES            VALUE
----------------------------------------------------------------------------------------------------------------------

Common Collective Trusts
------------------------
Dreyfus Lifestyle Growth and Income Fund*:
   Interest in Dreyfus Lifestyle Growth and Income Fund                      1,230,563.390 shares      $20,820,050

Dreyfus Lifestyle Growth Fund*:
   Interest in Dreyfus Lifestyle Growth Fund                                   525,349.077 shares       10,843,803

Dreyfus Lifestyle Income Fund*:
   Interest in Dreyfus Lifestyle Income Fund                                   151,921.774 shares        2,096,970
                                                                                                   -------------------
Total common collective trusts                                                                         $33,760,823
                                                                                                   ===================

Registered Investment Companies
-------------------------------
Dreyfus Emerging Leaders Fund*:
   Interest in Dreyfus Emergency Leaders Fund                                  356,500.550 shares      $13,094,265

Dreyfus International Value Fund*:
   Interest in Dreyfus International Value Fund                                194,107.813 shares        3,507,528
                                                                                                   -------------------
                                                                                                        16,601,793
Self-Directed Fund:
   AIM Weingarten Fund Class A Shares                                            1,086.500 shares           32,714
   AIM Blue Chip Fund Class A Shares                                               591.394 shares           30,823
   AIM Group Value Fund                                                            632.691 shares           30,894
   Alliance Premier Growth Fund                                                  1,271.262 shares           46,401
   Alliance Technology Fund                                                        147.609 shares           17,945
   American Century Quantitative Equity Growth Fund                              1,415.990 shares           37,141
   American Century Target Mats                                                    556.881 shares           13,738
   American Century 20th Century Ultra Fund                                        310.465 shares           14,213
   Barron Asset Fund                                                               164.999 shares            9,697
   Barron Asset Fund Small Cap Fund                                              1,909.587 shares           34,373
   Berger Small Cap Value Fund                                                   1,714.921 shares           37,111
   Capital World Growth & Income Fund                                              578.921 shares           17,269
   Dreyfus 100% U.S. Treasury Money Market Fund*                               564,969.870 shares          564,970
   Dreyfus Appreciation Fund, Inc.*                                                501.703 shares           22,943
   Dreyfus Technology Growth Fund*                                              11,179.073 shares          595,286
   Dreyfus Short Term Income Fund*                                                 870.209 shares           10,164
   Dreyfus Investment Grade Bond Fund*                                             803.544 shares            9,860
   Dreyfus/Laurel S&P 500 Stock Index Fund*                                      7,230.651 shares          221,764
   Dreyfus/Laurel Disciplined Stock Fund*                                          209.100 shares            8,941
   Dreyfus Index Funds--S&P 500 Fund*                                               65.022 shares            2,790
   Dreyfus High Yield Securities Fund*                                             856.257 shares            9,667
   Fidelity Puritan Fund                                                         1,321.642 shares           25,151
   Fidelity Low Priced Stock Fund                                                  539.488 shares           12,214
   Fidelity Growth & Income Fund                                                   342.363 shares           16,146
   Fidelity Dividend Growth Fund                                                   583.131 shares           16,905
   Fidelity Select Electronics Portfolio                                         3,582.719 shares          318,432
   Fidelity Select Computer Portfolio                                            2,959.305 shares          309,277
   Fidelity Investment Trust Diversified International Fund                        217.419 shares            5,570
   Fidelity Select Technology Portfolio                                            187.308 shares           28,544

     Schedule H, Line 4(i)--Schedule of Assets Held for Investment Purposes
                           at End of Year (continued)


                                                                                                        CURRENT
                                DESCRIPTION                                      UNITS/SHARES            VALUE
----------------------------------------------------------------------------------------------------------------------
   Fidelity Select Health Care Portfolio                                            73.432 shares            9,166
   Fidelity Select Software and Computer Services Portfolio                        298.436 shares           28,907
   Gabelli Global Interactive Couch Potato Fund                                    196.582 shares            6,914
   Gabelli Growth Fund                                                           1,035.872 shares           48,178
   Growth Fund America, Inc.                                                       422.482 shares           12,311
   Invesco Health Science Fund                                                   1,339.558 shares           73,528
   Invesco Specialty--Worldwide Communications Fund                                861.142 shares           44,461
   Investment Co. of America                                                       491.100 shares           15,941
   Janus Investment Fund                                                         3,811.151 shares          167,881
   Janus Global Technology Fund                                                 14,801.880 shares          457,822
   Janus Olympus Fund                                                            5,071.923 shares          270,131
   Janus High Yield Fund                                                           947.315 shares            9,739
   Janus Enterprise Fund                                                         1,597.820 shares          122,505
   Janus Mercury Fund                                                           12,520.594 shares          548,527
   Janus Balanced Fund                                                           1,022.602 shares           23,919
   Janus Growth and Income Fund                                                  4,663.742 shares          195,597
   Janus Worldwide Fund                                                          3,612.203 shares          276,081
   Janus Twenty Fund                                                             5,272.964 shares          439,923
   Janus Overseas Fund                                                           3,047.632 shares          113,372
   Kaufmann Fund Inc.                                                           17,452.619 shares          103,843
   Massachusetts Growth Stock Fund                                               1,596.584 shares           32,459
   Park Avenue Portfolio Guardian Park Avenue Fund                               1,065.999 shares           63,342
   PBHG Technology & Communications Fund                                           742.689 shares           50,548
   Phoenix Strategic Equity Series Theme Fund Class A                              150.072 shares            3,022
   RS Emerging Growth Fund                                                       1,647.699 shares           99,950
   RS Information Age Fund                                                         943.482 shares           30,000
   T. Rowe Price International Funds                                               346.681 shares            5,519
   T. Rowe Price Science and Technology Fund                                     2,521.468 shares          160,643
   T. Rowe Price Equity Income Fund                                                448.994 shares           11,140
   T. Rowe Price Mid-Cap Growth Fund                                               314.344 shares           12,615
   T. Rowe Price Value Fund                                                      2,071.365 shares           36,249
   Rydex Series Trust OTC Fund                                                     122.205 shares           10,065
   Scudder International Fund Greater Europe Growth Fund                            98.192 shares            3,488
   Scudder Securities Trust Technology Fund                                      1,075.763 shares           44,031
   Strong Conservative Equity Funds--American Utilities Fund                     4,792.702 shares           70,644
   Van Kampen American Cap Emerging Growth Fund                                    376.205 shares           32,869
   Vanguard Index Trust 500 Portfolio                                              888.000 shares          120,173
   Vanguard/Primecap Fund                                                          537.965 shares           33,391
   Vanguard International Equity Index Fund                                        594.976 shares           17,153
   Vanguard Index--Growth Portfolio                                                110.730 shares            4,366
   Warburg Pincus Japan Growth Fund                                                 84.459 shares            2,916
   Wilshire Target Funds--Large Growth Portfolio Investment                        103.101 shares            4,495
                                                                                                   -------------------
Total Self-Directed Fund                                                                                 6,318,767
                                                                                                   -------------------
Total registered investment companies                                                                  $22,920,560
                                                                                                   ===================

Common Stock
Telebanc Financial Corp                                                            435.000 shares      $    11,310
                                                                                                   ===================

Participant notes receivable*                                                   8.75% to 9.5%          $ 3,908,588
                                                                                                   ===================


*Party-in-interest

                                          Audited Financial Statements
                                          and Supplemental Schedule

                                          401(k) Savings Account Plan
                                          for Employees of the
                                          Washington Plant

                                          Years ended December 31, 1999 and 1998
                                          with Report of Independent Auditors

                           401(k) Savings Account Plan
                      for Employees of the Washington Plant

                          Audited Financial Statements
                            and Supplemental Schedule

                     Years ended December 31, 1999 and 1998




                                    CONTENTS

Report of Independent Auditors..............................................23

Audited Financial Statements

Statements of Net Assets Available for Benefits.............................24
Statements of Changes in Net Assets Available for Benefits..................25
Notes to Financial Statements ..............................................26


Supplemental Schedule

Schedule H, Line 4(i)--Schedule of Assets Held for Investment Purposes at
  End of Year...............................................................35

                         Report of Independent Auditors

The Plan Administrator
401(k) Savings Account Plan for Employees of the Washington Plant

We have audited the accompanying statements of net assets available for benefits of the 401(k) Savings Account Plan for Employees of the Washington Plant as of December 31, 1999 and 1998, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1999 and 1998, and the changes in net assets available for benefits for the years then ended, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedule of assets held for investment purposes as of December 31, 1999 is presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and is not a required part of the financial statements. The supplemental schedule has been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


                                                  /s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
June 9, 2000

                           401(k) Savings Account Plan
                      for Employees of the Washington Plant

                 Statements of Net Assets Available for Benefits


                                                                                             DECEMBER 31
                                                                                     1999                   1998
                                                                                ------------------------------------
ASSETS
Investments, at fair value:
   Interest in Allegheny Ludlum Corporation Master Trusts                         $1,385,099           $   941,901
   Interest in registered investment companies                                       138,514                68,673
   Interest in common collective trusts                                              333,101               208,329
                                                                                ------------------------------------
Net assets available for benefits                                                 $1,856,714            $1,218,903
                                                                                ====================================


See accompanying notes.

                           401(k) Savings Account Plan
                      for Employees of the Washington Plant

           Statements of Changes in Net Assets Available for Benefits


                                                                                     YEAR ENDED DECEMBER 31
                                                                                 1999                      1998
                                                                            ----------------------------------------
Additions:
   Employee contributions                                                    $  436,376                 $  386,172
   Investment income:
     Net gain from interest in common collective trusts                          28,477                     20,407
     Net gain from interest in Allegheny Ludlum
       Corporation Master Trusts                                                172,185                     44,134
     Net gain from interest in registered investment
       companies                                                                 34,508                     17,014
                                                                            ----------------------------------------
Total additions                                                                 671,546                    467,727

Deductions:
   Distributions to participants                                                 33,735                         --
                                                                            ----------------------------------------

Net additions                                                                   637,811                    467,727
Net assets available for benefits at beginning of year                        1,218,903                    751,176
                                                                            ----------------------------------------
Net assets available for benefits at end of year                             $1,856,714                 $1,218,903
                                                                            ========================================


See accompanying notes.

                           401(k) Savings Account Plan
                      for Employees of the Washington Plant

                          Notes to Financial Statements

                                December 31, 1999


1. SIGNIFICANT ACCOUNTING POLICIES

Investments are stated at fair value determined as follows:

       The Common Stock Master Trusts consist of investments in either Allegheny Technologies Incorporated (Allegheny Teledyne as of December 31, 1998), Teledyne Technologies Incorporated or Water Pik Technologies Inc. common stock and are stated at the quoted market price as listed on the New York Stock Exchange.

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

The purpose of the Plan is to encourage thrift and to assist union employees in accumulating a fund to supplement retirement income by allowing eligible employees to make tax-deferred contributions to the Plan. Employee contributions to the Plan can range between 1% and 18% of eligible wages subject to Internal Revenue Service limitations. In addition, the employee's annual pretax profit sharing award and pretax Longevity Incentive Payment Plan award may be contributed at the employee's discretion. The Plan is comprised, solely, of employee contributions.

Separate accounts are maintained by the Plan Sponsor for each participating employee. Trustee fees and asset management fees charged by the Plan's trustee, Dreyfus Retirement Services, for the administration of all funds are charged against net assets available for benefits of the respective fund. Certain other expenses of administering the Plan are paid by the Plan Sponsor.

                           401(k) Savings Account Plan
                      for Employees of the Washington Plant

                    Notes to Financial Statements (continued)


2. DESCRIPTION OF THE PLAN (CONTINUED)

Effective November 29, 1999, Allegheny Teledyne's (the Plan Sponsor) name was changed to Allegheny Technologies Incorporated (ATI). Also, the Aerospace and Electronics and Consumer segments of Allegheny Teledyne were spunoff into two new freestanding public companies--Teledyne Technologies Incorporated and Water Pik Technologies Inc. Stockholders of Allegheny Teledyne became stockholders of Teledyne Technologies Incorporated and Water Pik Technologies Inc., thus creating two new master trusts. Participants may continue to hold interest in the two new companies until December 31, 2002, at which time these two master trusts will be terminated and the assets will be transferred to one of the other plan investment options.

In conjunction with the spin-offs of the Aerospace and Electronics and Consumer segments of Allegheny Teledyne into two new freestanding companies, the Plan as a holder of shares of common stock prior to the spin-off received the following distributions on November 29, 1999: one share of Water Pik Technologies Inc. for every seven shares held of Allegheny Teledyne and one share of Teledyne Technologies Incorporated for every twenty shares held of Allegheny Teledyne. Additionally, a reverse stock split occurred on the spin-off date and resulted in one share of Allegheny Technologies Incorporated common stock for every two shares held of Allegheny Teledyne common stock.

Certain financial information for the year ended December 31, 1998 has been reclassified to conform with the financial statement presentation for the year ended December 31, 1999. These reclassifications did not impact total net assets available for benefits.

In the event that the Plan is partially or completely terminated, all amounts credited to the accounts of the affected participants become fully vested.

Further information about the Plan, including eligibility, vesting, contributions, and withdrawals, is contained in the Summary Plan Description and related contracts. Copies of this Summary Plan Description are available from the Allegheny Technologies Personnel and Compensation Committee.

                           401(k) Savings Account Plan
                      for Employees of the Washington Plant

                    Notes to Financial Statements (continued)


3. INVESTMENTS

The following presents investments that represent 5% or more of the Plan's net assets.

                                                                                         DECEMBER 31

                                                                                  1999                  1998
                                                                              ---------------------------------
Dreyfus Lifestyle Growth Fund                                                   $108,766             $ 57,108
Dreyfus Lifestyle Growth and Income Fund                                         211,393              143,554
Alliance Equity Fund                                                             456,980              279,582
Fixed Income Fund                                                                258,094              143,364
Allegheny Technologies Disciplined Stock Fund                                    585,847              403,630
Company Stock Fund                                                                72,709              115,325
Dreyfus Emerging Leaders Fund                                                    111,837                   --

As of December 31, 1999, the Plan is a participant in the Fixed Income Master Trust, the Alliance Equity Master Trust, the ATI Common Stock Master Trust, and the Allegheny Technologies Disciplined Stock Fund Master Trust. During 1998, the Dreyfus Lifestyle Growth and Income Fund, the Dreyfus Lifestyle Growth Fund, and the Dreyfus Lifestyle Income Fund were reclassified as common collective trusts from master trusts, while the Allegheny Technologies Disciplined Stock Fund was reclassified to a master trust from the Dreyfus Disciplined Stock Fund, a registered investment company. The Plan's participating interests in these master trusts as of December 31, 1999 and 1998 were as follows:

                                                                            1999                  1998
                                                                         --------------------------------
Fixed Income Master Trust                                                   0.19%                 0.11%
Alliance Equity Master Trust                                                0.77                  0.59
ATI Common Stock Master Trust                                               0.36                  0.36
Allegheny Technologies Disciplined Stock Fund Master Trust                  1.29                  0.93
Teledyne Technologies Incorporated Common Stock Master Trust                0.35                    --
Water Pik Technologies Inc. Common Stock Master Trust                       0.35                    --

                           401(k) Savings Account Plan
                      for Employees of the Washington Plant

                    Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

The composition of the net assets of the Fixed Income Master Trust at December 31, 1999 and 1998 was as follows:

                                                          1999                 1998
                                                     ----------------------------------
Guaranteed investment contracts:
   Confederation Life Insurance Company              $         --         $      2,575
   John Hancock Life Insurance Company                  8,328,120            5,100,000
   New York Life Insurance Company                             --           13,258,607
   Pacific Mutual Life Insurance Company                6,565,846            6,167,430
   Peoples Security Life Insurance Company              6,474,471           10,367,671
   Southland Life Insurance Company                     5,796,035           10,752,479
   Transamerica Occidental                             11,678,338           11,296,810
   Sun America, Inc.                                    3,007,834            3,000,000
   Business Mens Assurance Company of America           2,497,621            2,505,536
   Protective Life Insurance Company                    2,999,471            3,002,482
   Safeco Life Insurance                                3,000,504            3,000,000
   United of Omaha                                      5,044,635                   --
   Ohio National Life                                   4,577,686                   --
   Combined Life Insurance Company                      4,658,686                   --
   Canada Life                                          4,136,813                   --
   Monumental Life Insurance Company                    1,999,853                   --
   Hartford Life Insurance Company                      2,000,000                   --
   Pruco Pace Credit Enhanced                           3,062,854                   --
                                                     ---------------------------------
                                                       75,828,767           68,453,590
Synthetic contracts:
   Caisse des Depots et Consignations                  11,135,225           12,865,126
   Peoples Security Life Insurance Company              2,977,064            2,968,196
   Transamerica Occidental                             13,970,912           13,859,523
   Union Bank of Switzerland                            5,949,968            5,935,391
   Westdeutsche Landesbank Girozentrale                17,030,049           16,952,480
                                                     ---------------------------------
                                                       51,063,218           52,580,716

Temporary short-term investments                        6,293,422            4,248,515
Accrued interest receivable                             1,435,635            1,572,918
Other payables                                            (85,522)             (88,501)
                                                     ---------------------------------
Total net assets                                     $134,535,520         $126,667,238
                                                     =================================

                           401(k) Savings Account Plan
                      for Employees of the Washington Plant

                    Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

The composition of net assets of the Alliance Equity Master Trust at December 31, 1999 and 1998 was as follows:

                                                                                   1999                    1998
                                                                             ---------------------------------------

Investment in registered investment companies:
   Alliance Equity Fund S.A. #4 (6,387.664 and 6,966.434 shares,
     respectively)                                                              $59,022,910           $47,408,255
   Cash                                                                                  --                   117
   Operating payables                                                               (28,676)              (26,007)
                                                                             ---------------------------------------
Total net assets                                                                $58,994,234           $47,382,365
                                                                             =======================================

The composition of net assets of the ATI Common Stock Master Trust at December 31, 1999 and 1998 was as follows:

                                                                                   1999                    1998
                                                                             ---------------------------------------


Allegheny Technologies Incorporated common stock (883,159 and
   1,544,975 shares, respectively)                                              $19,815,880           $31,575,427
Receivables                                                                         101,879               196,291
Short-Term Investment Fund                                                          326,907               450,324
Operating payables                                                                   (4,276)              (10,492)
                                                                             ---------------------------------------
Total net assets                                                                $20,240,390           $32,211,550
                                                                             =======================================

                           401(k) Savings Account Plan
                      for Employees of the Washington Plant

                    Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

The composition of net assets of the Allegheny Technologies Disciplined Stock Fund Master Trust at December 31, 1999 and 1998 was as follows:

                                                                                      1999                1998
                                                                                -----------------------------------
Corporate common stock                                                            $44,796,765        $41,699,413
Noninterest-bearing cash                                                               13,151             (5,217)
Receivables                                                                            44,689             58,761
Short-Term Investment Fund                                                            589,843          1,499,311
Operating payables                                                                    (28,719)           (51,809)
                                                                                -----------------------------------
Total net assets                                                                  $45,415,729        $43,200,459
                                                                                ===================================

The composition of net assets of the Teledyne Technologies Incorporated Common Stock Master Trust at December 31, 1999 and 1998 was as follows:

                                                                                      1999                1998
                                                                                -----------------------------------

Teledyne Technologies Incorporated common stock (248,073
   and -0- shares, respectively)                                                   $2,341,189            $--
Short-Term Investment Fund                                                             41,774             --
Receivables                                                                             6,135             --
Operating payables                                                                       (133)            --
                                                                                -----------------------------------
Total net assets                                                                   $2,388,965            $--
                                                                                ===================================

The composition of net assets of the Water Pik Technologies Inc. Common Stock Master Trust at December 31, 1999 and 1998 was as follows:

                                                                                      1999                1998
                                                                                -----------------------------------
Water Pik Technologies Inc. common stock
   (87,153 and -0- shares, respectively)                                           $833,401              $--
Short-Term Investment Fund                                                            2,765               --
Receivables                                                                          11,909               --
Operating payables                                                                      (41)              --
                                                                                -----------------------------------
Total net assets                                                                   $848,034              $--
                                                                                ===================================

                           401(k) Savings Account Plan
                      for Employees of the Washington Plant
                    Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

The composition of the changes in net assets of the various master trusts is as follows:

                                    FIXED INCOME MASTER             ALLIANCE EQUITY MASTER            ATI COMMON STOCK MASTER
                                          TRUST                              TRUST                              TRUST
                              -----------------------------------------------------------------------------------------------------
                                                                     YEAR ENDED DECEMBER 31
                              -----------------------------------------------------------------------------------------------------
                                   1999              1998             1999             1998              1999             1998
                              -----------------------------------------------------------------------------------------------------
Investment income (loss):
   Interest income (loss)     $  7,765,761      $  8,359,937      $        --      $         --      $       (465)     $      (113)
   Realized gain (loss)
     on sale of
     investments                        --                --               --                --           387,154         (620,712)
   Unrealized
     depreciation in fair
     value of investments               --                --               --                --       (11,018,180)      (5,308,345)
   Dividends                            --                --               --                --           960,419          934,022
   Net gain (loss),
     registered
     investment companies               --                --       15,731,932        (2,106,215)               --               --
   Net gain, common
     collective trusts             293,007           413,402               --                --            34,305           41,352
Other income                        18,993             1,138               --                --                --               --
Administrative expenses           (183,985)         (191,163)        (202,397)         (237,876)          (21,480)         (24,196)
Transfers                          (25,494)      (17,218,779)      (3,917,666)      (10,462,912)       (2,312,913)       1,574,676
                              -----------------------------------------------------------------------------------------------------
Net increase (decrease)          7,868,282        (8,635,465)      11,611,869       (12,807,003)      (11,971,160)      (3,403,316)
Total net assets at
   beginning of year           126,667,238       135,302,703       47,382,365        60,189,368        32,211,550       35,614,866
                              -----------------------------------------------------------------------------------------------------
Total net assets at end
   of year                    $134,535,520      $126,667,238      $58,994,234      $ 47,382,365      $ 20,240,390      $32,211,550
                              =====================================================================================================

                           401(k) Savings Account Plan
                      for Employees of the Washington Plant

                    Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

                                                                                  DREYFUS
                                DREYFUS                   DREYFUS          LIFESTYLE GROWTH AND
                           LIFESTYLE GROWTH        LIFESTYLE INCOME FUN     INCOME FUND MASTER         DISCIPLINED STOCK FUND
                           FUND MASTER TRUST            MASTER TRUST               TRUST                    MASTER TRUST
                           --------------------------------------------------------------------------------------------------------
                                                                                     YEAR ENDED DECEMBER 31
                           --------------------------------------------------------------------------------------------------------
                           1999        1998*        1999           1998*    1999         1998*           1999           1998*
                           --------------------------------------------------------------------------------------------------------
Investment income (loss):
   Interest loss           $--    $        --        $--     $        --     $--    $         --     $      (383)    $      (925)
   Realized (loss) gain
     on sale of
     investments            --             --         --              --      --              --         (58,566)        107,964
   Unrealized
     appreciation
     (depreciation) in
     fair value of
     investments            --             --         --              --      --              --       7,190,385       4,322,009
   Dividends                --             --         --              --      --              --         531,414          87,868
   Net gain, common
   collective trusts        --        514,556         --         109,828      --       1,558,031          43,173          26,165
Other loss                  --            (14)        --              --      --             (10)             --              --
Administrative expenses     --            (94)        --             (34)     --            (229)       (347,043)        (51,809)
Transfers                   --     (5,631,496)        --      (1,935,424)     --     (24,298,600)     (5,143,710)     38,709,187
                           --------------------------------------------------------------------------------------------------------
Net (decrease) increase     --     (5,117,048)        --      (1,825,630)     --     (22,740,808)      2,215,270      43,200,459
Total net assets at
   beginning of year        --      5,117,048         --       1,825,630      --      22,740,808      43,200,459              --
                           --------------------------------------------------------------------------------------------------------
Total net assets at end
   of year                 $--    $        --        $--     $        --     $--    $         --     $45,415,729     $43,200,459
                           ========================================================================================================


                                   TELEDYNE             WATER PIK
                                 TECHNOLOGIES        TECHNOLOGIES INC.
                             INCORPORATED COMMON    COMMON STOCK MASTER
                              STOCK MASTER TRUST          TRUST
                            --------------------------------------------

                            --------------------------------------------
                                1999         1998     1999       1998
                            --------------------------------------------
Investment income (loss):
   Interest loss              $        9     $--    $     --     $--
   Realized (loss) gain
     on sale of
     investments                 (21,035)     --      (3,052)     --
   Unrealized
     appreciation
     (depreciation) in
     fair value of
     investments                (640,748)     --     (88,259)     --
   Dividends                          --      --          --      --
   Net gain, common
   collective trusts                 176      --          38      --
Other loss                            --      --          --      --
Administrative expenses             (133)     --         (41)     --
Transfers                      3,050,696      --     939,348      --
                            ----------------------------------------
Net (decrease) increase        2,388,965      --     848,034      --
Total net assets at
   beginning of year                  --      --          --      --
                            ----------------------------------------
Total net assets at end
   of year                    $2,388,965     $--    $848,034     $--
                            ========================================

*  Partial year only. Reclassfied as common collective trusts.

The investment contracts underlying the Fixed Income Master Trust have fully benefit-responsive features. The average yield for 1999 and 1998 for the Fixed Income Master Trust was 6.46% and 6.55%, respectively. Credited interest rates on the contracts ranged from 5.13% to 7.28% and 5.13% to 8.18% for 1999 and 1998, respectively, and are determined at contract inception.

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

                           401(k) Savings Account Plan
                      for Employees of the Washington Plant

                    Notes to Financial Statements (continued)


4. INCOME TAX STATUS

The Plan has received a determination letter from the Internal Revenue Service dated March 3, 1998, stating that the Plan is qualified under Section 401(a) of the Internal Revenue Code (the Code) and, therefore, the related trust is exempt from taxation. Once qualified, the Plan is required to operate in conformity with the Code to maintain its qualification. The plan administrator believes that the Plan is being operated in compliance with the applicable requirements of the Code and, therefore, believes that the Plan is qualified and the related trust is tax-exempt.

5. TRANSACTIONS WITH PARTIES-IN-INTEREST

Certain Plan investments are shares of mutual funds managed by Dreyfus Retirement Services. Dreyfus Retirement Services is the trustee as defined by the Plan and, therefore, these transactions qualify as party-in-interest. Trustee and investment fees paid during 1999 and 1998 were based upon customary and reasonable rates for such services.

One of the investment vehicles available to employees, the Allegheny Technologies Incorporated Company Stock Fund, contains stock of Allegheny Technologies (Allegheny Teledyne as of December 31, 1998). Allegheny Teledyne changed its name to Allegheny Technologies on November 29, 1999.

In conjunction with the spin-offs of the Aerospace and Electronics and Consumer segments of Allegheny Teledyne into two new freestanding companies on November 29, 1999 (see Note 2), the Plan as a holder of shares of common stock prior to the spin-off received shares of the two new freestanding companies. Additionally, a reverse stock split occurred on the spin-off date (see Note 2).

6. SUBSEQUENT EVENT

Effective January 1, 2000, a loan provision for general purpose loans was added to this Plan. An eligible participant may take up to two (2) loans at any one time. The minimum amount for a loan is $500 and the maximum is 50% of the participant's entire 401(k) savings balance or $50,000, whichever is less, minus any existing loan amount. The repayment period is a minimum of 6 months and a maximum of 60 months. The interest rate charged will be the prime rate plus 1%. Loans are repaid through regular payroll deductions.

                           401(k) Savings Account Plan
                      for Employees of the Washington Plant

                             EIN 25-0575410 Plan 020

     Schedule H, Line 4(i)--Schedule of Assets Held for Investment Purposes
                                 at End of Year

                                December 31, 1999


                               DESCRIPTION                                      UNITS/SHARES         CURRENT VALUE
----------------------------------------------------------------------------------------------------------------------

Common Collective Trusts
------------------------

Dreyfus Lifestyle Growth and Income Fund*                                    12,494.328 shares          $211,393

Dreyfus Lifestyle Growth Fund*                                                5,269.399 shares           108,766

Dreyfus Lifestyle Income Fund*                                                  937.618 shares            12,942
                                                                                                   -------------------
Total common collective trusts                                                                          $333,101
                                                                                                   ===================

Registered Investment Companies
-------------------------------
Dreyfus Emerging Leaders Fund*:
   Interest in Dreyfus Emerging Leaders Fund                                  3,044.834 shares          $111,837

Dreyfus International Value Fund*:
   Interest in Dreyfus International Value Fund                               1,476.329 shares            26,677
                                                                                                   -------------------
Total registered investment companies                                                                   $138,514
                                                                                                   ===================


*Party-in-interest

                            Audited Financial Statements
                            and Supplemental Schedule

                            Savings and Security Plan
                            of the Lockport and Waterbury
                            Facilities of Allegheny
                            Ludlum Corporation

                            Years ended December 31, 1999 and 1998
                            with Report of Independent Auditors

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities
                         of Allegheny Ludlum Corporation

                          Audited Financial Statements
                            and Supplemental Schedule

                     Years ended December 31, 1999 and 1998




                                    CONTENTS

Report of Independent Auditors .............................................38

Audited Financial Statements

Statements of Net Assets Available for Benefits.............................39
Statements of Changes in Net Assets Available for Benefits..................40
Notes to Financial Statements ..............................................41


Supplemental Schedule

Schedule H, Line 4(i)--Schedule of Assets Held for Investment Purposes
at End of Year.............................................................51

                         Report of Independent Auditors

Personnel and Compensation Committee
Allegheny Ludlum Corporation

We have audited the accompanying statements of net assets available for benefits of the Savings and Security Plan of the Lockport and Waterbury Facilities of Allegheny Ludlum Corporation as of December 31, 1999 and 1998, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1999 and 1998, and the changes in its net assets available for benefits for the years then ended, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedule of assets held for investment purposes as of December 31, 1999 is presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and is not a required part of the financial statements. The supplemental schedule has been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


                                                          /s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
June 9, 2000

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities
                         of Allegheny Ludlum Corporation

                 Statements of Net Assets Available for Benefits


                                                                               DECEMBER 31
                                                                        1999                  1998
                                                              -------------------------------------------

ASSETS
Investments, at fair value:
   Interest in Allegheny Ludlum Corporation Master Trusts            $5,087,089            $4,501,027
   Interest in registered investment companies                          723,456               523,115
   Interest in common collective trusts                                 449,111               372,238
   Participant notes receivable                                         137,888               128,691
                                                              -------------------------------------------
Total investments                                                     6,397,544             5,525,071

Contributions receivable                                                 13,570                11,573
Other receivables                                                         1,382                 1,311
                                                              -------------------------------------------
Net assets available for benefits                                    $6,412,496            $5,537,955
                                                              ===========================================


See accompanying notes.

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities
                         of Allegheny Ludlum Corporation

           Statements of Changes in Net Assets Available for Benefits


                                                                                       YEAR ENDED DECEMBER 31
                                                                                     1999                  1998
                                                                           -------------------------------------------
Additions:
   Contributions:
     Employer                                                                    $   347,322           $   265,893
     Employee                                                                        244,700               220,272
   Investment income:
     Net gain from interest in Allegheny Ludlum Corporation Master
       Trusts                                                                        299,580               156,049
     Net gain from interest in registered investment companies                       181,357                52,956
     Net gain from interest in common collective trusts                               43,552                39,227
     Interest income                                                                  10,481                12,981
     Other income                                                                         --                   109
                                                                           -------------------------------------------
Total additions                                                                    1,126,992               747,487

Deductions:
   Transfers out of Plan                                                               9,559                    --
   Distributions to participants                                                     242,892               416,674
                                                                           -------------------------------------------
Total deductions                                                                     252,451               416,674
                                                                           -------------------------------------------

Net additions                                                                        874,541               330,813
Net assets available for benefits at beginning of year                             5,537,955             5,207,142
                                                                           -------------------------------------------
Net assets available for benefits at end of year                                  $6,412,496            $5,537,955
                                                                           ===========================================


See accompanying notes.

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities
                         of Allegheny Ludlum Corporation

                          Notes to Financial Statements

                                December 31, 1999


1. SIGNIFICANT ACCOUNTING POLICIES

Investments are stated at fair value determined as follows:

       The Common Stock Master Trusts consist of investments in either Allegheny Technologies Incorporated (Allegheny Teledyne as of December 31, 1998), Teledyne Technologies Incorporated or Water Pik Technologies Inc. common stock and are stated at the quoted market price as listed on the New York Stock Exchange.

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

2. DESCRIPTION OF THE PLAN

The purpose of the Savings and Security Plan of the Lockport and Waterbury Facilities of Allegheny Ludlum Corporation (the Plan) is to provide a savings and retirement plan to eligible employees of the Lockport and Waterbury Facilities of Allegheny Ludlum Corporation (ALC) by allowing a portion of their salary to be set aside each month through payroll deductions. The Plan is a defined contribution plan and is subject to the provisions of the Employee Retirement Income Security Act of 1974. ALC is a wholly owned indirect subsidiary of Allegheny Technologies Incorporated (ATI).

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities
                         of Allegheny Ludlum Corporation

                    Notes to Financial Statements (continued)


2. DESCRIPTION OF THE PLAN (CONTINUED)

Depending on participants' years of service, participants can defer between 1% and 16%, subject to Internal Revenue Service limitations, of their eligible wages and contribute them to the Plan. The Plan Sponsor will match 50% of participant deferrals up to 8% of each participant's deferral based on years of service as described in the Plan. Any contributions made by participants in excess of the eligible matched portion will not be matched by the Plan Sponsor. In addition, the Plan Sponsor will contribute 6.5% of monthly eligible wages regardless if participants elect to contribute to the savings portion of the Plan. The Plan Sponsor also contributes $.50 for each hour participants work. Effective July 1, 1998, the Plan Sponsor increased this contribution to $.59 for each hour participants work.

Separate accounts are maintained by the Plan Sponsor for each participating employee. Trustee fees and asset management fees charged by the Plan's trustee, Dreyfus Retirement Services, for the administration of all funds are charged against net assets available for benefits of the respective fund. Certain other expenses of administering the Plan are paid by the Plan Sponsor.

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

Effective November 29, 1999, Allegheny Teledyne's (the Plan Sponsor) name was changed to Allegheny Technologies Incorporated. Also, the Aerospace and Electronics and Consumer segments of Allegheny Teledyne were spunoff into two new freestanding public companies--Teledyne Technologies Incorporated and Water Pik Technologies Inc. Stockholders of Allegheny Teledyne became stockholders of Teledyne Technologies Incorporated and Water Pik Technologies Inc., thus creating two new master trusts. Participants may continue to hold interest in the two new companies until December 31, 2002, at which time these two master trusts will be terminated and the assets will be transferred to one of the other plan investment options.

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities
                         of Allegheny Ludlum Corporation

                    Notes to Financial Statements (continued)



2. DESCRIPTION OF THE PLAN (CONTINUED)

In conjunction with the spin-offs of the Aerospace and Electronics and Consumer segments of Allegheny Teledyne into two new freestanding companies, the Plan as a holder of shares of common stock prior to the spin-off received the following distributions on November 29, 1999: one share of Water Pik Technologies Inc. for every seven shares held of Allegheny Teledyne and one share of Teledyne Technologies Incorporated for every twenty shares held of Allegheny Teledyne. Additionally, a reverse stock split occurred on the spin-off date and resulted in one share of Allegheny Technologies Incorporated common stock for every two shares held of Allegheny Teledyne common stock.

Certain financial information for the year ended December 31, 1998 has been reclassified to conform with the financial statement presentation for the year ended December 31, 1999. These reclassifications did not impact total net assets available for benefits.

In the event that the Plan is partially or completely terminated, or the Plan Sponsor permanently discontinues making contributions, all amounts credited to the accounts of affected participants become fully vested and nonforfeitable.

Further information about the Plan, including eligibility, vesting, contributions, and withdrawals, is contained in the Summary Plan Description and related contracts. Copies of this Summary Plan Description are available from the Allegheny Technologies Personnel and Compensation Committee.

3. INVESTMENTS

The following presents investments that represent 5% or more of the Plan's net assets.

                                                                     DECEMBER 31
                                                              1999                   1998
                                                    --------------------------------------------

Alliance Equity Fund                                       $   408,444           $   283,603
Fixed Income Fund                                            3,705,595             3,102,337
Allegheny Technologies Disciplined Stock Fund                  696,006               722,434
Dreyfus Small Company Value Fund                                    --               508,230
Company Stock Fund                                                  --               404,296
Dreyfus Emerging Leaders Fund                                  699,809                     -

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities
                         of Allegheny Ludlum Corporation

                    Notes to Financial Statements (continued)



3. INVESTMENTS

As of December 31, 1999, the Plan is a participant in the Fixed Income Master Trust, the Alliance Equity Master Trust, the ATI Common Stock Master Trust, and the Allegheny Technologies Disciplined Stock Fund Master Trust. During 1998, the Dreyfus Lifestyle Growth and Income Fund, the Dreyfus Lifestyle Growth Fund and the Dreyfus Lifestyle Income Fund were reclassified as common collective trusts from master trusts while the Allegheny Technologies Disciplined Stock Fund was reclassified to a master trust from the Dreyfus Disciplined Stock Fund, a registered investment company. The Plan's participating interests in these master trusts as of December 31, 1999 and 1998 were as follows:

                                                                           1999              1998
                                                                    ----------------------------------------
Fixed Income Master Trust                                                  2.75%             2.44%
Alliance Equity Master Trust                                               0.69              0.60
ATI Common Stock Master Trust                                              1.18              1.25
Allegheny Technologies Disciplined Stock Fund Master Trust                 1.53              1.67
Teledyne Technologies Incorporated Common Stock Master Trust               1.18                --
Water Pik Technologies Inc. Common Stock Master Trust                      1.18                --

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities
                         of Allegheny Ludlum Corporation

                    Notes to Financial Statements (continued)



3. INVESTMENTS (CONTINUED)

The composition of the net assets of the Fixed Income Master Trust at December 31, 1999 and 1998 was as follows:

                                                             1999                  1998
                                                       ---------------------------------------

Guaranteed investment contracts:
   Confederation Life Insurance Company                $          --           $       2,575
   John Hancock Life Insurance Company                     8,328,120               5,100,000
   New York Life Insurance Company                                --              13,258,607
   Pacific Mutual Life Insurance Company                   6,565,846               6,167,430
   Peoples Security Life Insurance Company                 6,474,471              10,367,671
   Southland Life Insurance Company                        5,796,035              10,752,479
   Transamerica Occidental                                11,678,338              11,296,810
   Sun America, Inc.                                       3,007,834               3,000,000
   Business Mens Assurance Company of America              2,497,621               2,505,536
   Protective Life Insurance Company                       2,999,471               3,002,482
   Safeco Life Insurance                                   3,000,504               3,000,000
   United of Omaha                                         5,044,635                      --
   Ohio National Life                                      4,577,686                      --
   Combined Life Insurance Company                         4,658,686                      --
   Canada Life                                             4,136,813                      --
   Monumental Life Insurance Company                       1,999,853                      --
   Hartford Life Insurance Company                         2,000,000                      --
   Pruco Pace Credit Enhanced                              3,062,854                      --
                                                       ----------------------------------------
                                                          75,828,767              68,453,590
Synthetic contracts:
   Caisse des Depots et Consignations                     11,135,225              12,865,126
   Peoples Security Life Insurance Company                 2,977,064               2,968,196
   Transamerica Occidental                                13,970,912              13,859,523
   Union Bank of Switzerland                               5,949,968               5,935,391
   Westdeutsche Landesbank Girozentrale                   17,030,049              16,952,480
                                                       ----------------------------------------
                                                          51,063,218              52,580,716

Temporary short-term investments                           6,293,422               4,248,515
Accrued interest receivable                                1,435,635               1,572,918
Other payables                                               (85,522)                (88,501)
                                                       ----------------------------------------
Total net assets                                       $ 134,535,520           $ 126,667,238
                                                       ========================================

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities
                         of Allegheny Ludlum Corporation

                    Notes to Financial Statements (continued)



3. INVESTMENTS (CONTINUED)

The composition of net assets of the Alliance Equity Master Trust at December 31, 1999 and 1998 was as follows:


                                                                      1999                  1998
                                                            --------------------------------------------
Investment in registered investment companies:
   Alliance Equity Fund S.A. #4 (6,387.664 and
     6,966.434 shares, respectively)                               $59,022,910           $47,408,255
   Cash                                                                     --                   117
   Operating payables                                                  (28,676)              (26,007)
                                                            --------------------------------------------
Total net assets                                                   $58,994,234           $47,382,365
                                                            ============================================


The composition of net assets of the ATI Common Stock Master Trust at December 31, 1999 and 1998 was as follows:

                                                                      1999                  1998
                                                            --------------------------------------------
Allegheny Technologies Incorporated common stock
   (883,159 and 1,544,975 shares, respectively)                    $19,815,880           $31,575,427
Receivables                                                            101,879               196,291
Short-Term Investment Fund                                             326,907               450,324
Operating payables                                                      (4,276)              (10,492)
                                                            --------------------------------------------
Total net assets                                                   $20,240,390           $32,211,550
                                                            ============================================

The composition of net assets of the Allegheny Technologies Disciplined Stock Fund Master Trust at December 31, 1999 and 1998 was as follows:

                                                          1999                  1998
                                               -------------------------------------------
Corporate common stock                                $44,796,765           $41,699,413
Noninterest-bearing cash                                   13,151                (5,217)
Receivables                                                44,689                58,761
Short-Term Investment Fund                                589,843             1,499,311
Operating payables                                        (28,719)              (51,809)
                                               -------------------------------------------
Total net assets                                      $45,415,729           $43,200,459
                                               ===========================================

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities
                         of Allegheny Ludlum Corporation

                    Notes to Financial Statements (continued)




3. INVESTMENTS (CONTINUED)

The composition of net assets of the Teledyne Technologies Incorporated Common Stock Master Trust at December 31, 1999 and 1998 was as follows:

                                                                         1999                1998
                                                              -----------------------------------------

Teledyne Technologies Incorporated common stock
   (248,073 and -0- shares, respectively)                             $2,341,189             $ --
Short-Term Investment Fund                                                41,774               --
Receivables                                                                6,135               --
Operating payables                                                          (133)              --
                                                              -----------------------------------------
Total net assets                                                      $2,388,965             $ --
                                                              =========================================

The composition of net assets of the Water Pik Technologies Inc. Common Stock Master Trust at December 31, 1999 and 1998 was as follows:

                                                               1999                1998
                                                    -----------------------------------------

Water Pik Technologies Inc. common stock
   (87,153 and -0- shares, respectively)                     $833,401              $ --
Short-Term Investment Fund                                      2,765                --
Receivables                                                    11,909                --
Operating payables                                                (41)               --
                                                    -----------------------------------------
Total net assets                                             $848,034              $ --
                                                    =========================================

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities
                         of Allegheny Ludlum Corporation

                    Notes to Financial Statements (continued)




3. INVESTMENTS (CONTINUED)

The composition of the changes in net assets of the various master trusts is as follows:

                                  FIXED INCOME MASTER              ALLIANCE EQUITY MASTER             ATI COMMON STOCK MASTER
                                        TRUST                               TRUST                               TRUST
                            -------------------------------------------------------------------------------------------------------
                                                                    YEAR ENDED DECEMBER 31
                            -------------------------------------------------------------------------------------------------------
                                  1999            1998               1999             1998              1999               1998
                            -------------------------------------------------------------------------------------------------------

Investment income (loss):
   Interest income (loss)     $  7,765,761      $  8,359,937      $        --      $         --      $       (465)     $      (113)
   Realized gain (loss)
     on sale of                         --                --               --                --           387,154         (620,712)
     investments
   Unrealized
     depreciation in fair
     value of investments               --                --               --                --       (11,018,180)      (5,308,345)
   Dividends                            --                --               --                --           960,419          934,022
   Net gain (loss),
     registered
     investment companies               --                --       15,731,932        (2,106,215)               --               --
   Net gain, common
     collective trusts             293,007           413,402               --                --            34,305           41,352
Other income                        18,993             1,138               --                --                --               --
Administrative expenses           (183,985)         (191,163)        (202,397)         (237,876)          (21,480)         (24,196)
Transfers                          (25,494)      (17,218,779)      (3,917,666)      (10,462,912)       (2,312,913)       1,574,676
                              ----------------------------------------------------------------------------------------------------
Net increase (decrease)          7,868,282        (8,635,465)      11,611,869       (12,807,003)      (11,971,160)      (3,403,316)
Total net assets at
   beginning of year           126,667,238       135,302,703       47,382,365        60,189,368        32,211,550       35,614,866
                              ----------------------------------------------------------------------------------------------------
Total net assets at end
   of year                    $134,535,520      $126,667,238      $58,994,234      $ 47,382,365      $ 20,240,390      $32,211,550
                              ====================================================================================================

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities
                         of Allegheny Ludlum Corporation

                    Notes to Financial Statements (continued)


3.       INVESTMENTS (CONTINUED)

                                                                                                        DREYFUS
                                        DREYFUS                       DREYFUS                     LIFESTYLE GROWTH AND
                                    LIFESTYLE GROWTH             LIFESTYLE INCOME                  INCOME FUND MASTER
                                   FUND MASTER TRUST             FUND MASTER TRUST                      TRUST
                           ----------------------------------------------------------------------------------------------------
                                                                    YEAR ENDED DECEMBER 31
                           ----------------------------------------------------------------------------------------------------
                                 1999           1998*            1999          1998*             1999           1998*
                           ----------------------------------------------------------------------------------------------------

Investment income (loss):
   Interest loss                  $-         $        --          $-         $        --          $-         $         --
   Realized (loss) gain
     on sale of
     investments                   -                  --           -                  --           -                   --
   Unrealized
     appreciation
     (depreciation) in
     fair value of
     investments                   -                  --           -                  --           -                   --
   Dividends                       -                  --           -                  --           -                   --
   Net gain, common
     collective trusts             -             514,556           -             109,828           -            1,558,031
Other loss                         -                 (14)          -                  --           -                  (10)
Administrative expenses            -                 (94)          -                 (34)          -                 (229)
Transfers                          -          (5,631,496)          -          (1,935,424)          -          (24,298,600)
                           ----------------------------------------------------------------------------------------------------
Net (decrease) increase            -          (5,117,048)          -          (1,825,630)          -          (22,740,808)
Total net assets at
   beginning of year               -           5,117,048           -           1,825,630           -           22,740,808
                           ----------------------------------------------------------------------------------------------------
Total net assets at end
   of year                        $-         $        --          $-         $        --          $-         $         --
                           ====================================================================================================




                                                                                  TELEDYNE                      WATER PIK
                                          ALLEGHENY TECHNOLOGIES                TECHNOLOGIES                 TECHNOLOGIES INC.
                                          DISCIPLINED STOCK FUND             INCORPORATED COMMON            COMMON STOCK MASTER
                                              MASTER TRUST                    STOCK MASTER TRUST                   TRUST
                               ----------------------------------------------------------------------------------------------------
                                                                    YEAR ENDED DECEMBER 31
                               ----------------------------------------------------------------------------------------------------
                                       1999                 1998*            1999             1998          1999            1998
                               ----------------------------------------------------------------------------------------------------

Investment income (loss):
   Interest loss                  $       (383)         $       (925)     $         9          $-         $      --         $--
   Realized (loss) gain
     on sale of
     investments                       (58,566)              107,964          (21,035)          -            (3,052)         --
   Unrealized
     appreciation
     (depreciation) in
     fair value of
     investments                     7,190,385             4,322,009         (640,748)          -           (88,259)         --
   Dividends                           531,414                87,868               --           -                --          --
   Net gain, common
     collective trusts                  43,173                26,165              176           -                38          --
Other loss                                  --                    --               --           -                --          --
Administrative expenses               (347,043)              (51,809)            (133)          -               (41)         --
Transfers                           (5,143,710)           38,709,187        3,050,696           -           939,348          --
                               ----------------------------------------------------------------------------------------------------
Net (decrease) increase              2,215,270            43,200,459        2,388,965           -           848,034          --
Total net assets at
   beginning of year                43,200,459                    --               --           -                --          --
                               ----------------------------------------------------------------------------------------------------
Total net assets at end
   of year                        $ 45,415,729          $ 43,200,459      $ 2,388,965          $-         $ 848,034         $--
                               ====================================================================================================


* Partial year only. Reclassified as common collective trusts.

The investment contracts underlying the Fixed Income Master Trust have fully benefit-responsive features. The average yield for 1999 and 1998 for the Fixed Income Master Trust was 6.46% and 6.55%, respectively. Credited interest rates on the contracts ranged from 5.13% to 7.28% and 5.13% to 8.18% for 1999 and 1998, respectively, and are determined at contract inception.

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

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities
                         of Allegheny Ludlum Corporation

                    Notes to Financial Statements (continued)



4. INCOME TAX STATUS

The Plan has received a determination letter from the Internal Revenue Service dated February 1, 1996, stating that the Plan is qualified under Section 401(a) of the Internal Revenue Code (the Code) and, therefore, the related trust is exempt from taxation. Once qualified, the Plan is required to operate in conformity with the Code to maintain its qualification. The plan administrator believes that the Plan is being operated in compliance with the applicable requirements of the Code and, therefore, believes that the Plan is qualified and the related trust is tax-exempt.

5. TRANSACTIONS WITH PARTIES-IN-INTEREST

Certain Plan investments are shares of mutual funds managed by Dreyfus Retirement Services. Dreyfus Retirement Services is the trustee as defined by the Plan and, therefore, these transactions qualify as party-in-interest. Trustee and investment fees paid during 1999 and 1998 were based upon customary and reasonable rates for such services.

One of the investments vehicles available to employees, the Allegheny Technologies Incorporated Company Stock Fund, contains stock of Allegheny Technologies (Allegheny Teledyne as of December 31, 1998). Allegheny Teledyne changed its name to Allegheny Technologies on November 29, 1999.

In conjunction with the spin-offs of the Aerospace and Electronics and Consumer segments of Allegheny Teledyne into two new freestanding companies on November 29, 1999 (see Note 2), the Plan as a holder of shares of common stock prior to the spin-off received shares of the two new freestanding companies. Additionally, a reverse stock split occurred on the spin-off date (see Note 2).

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities
                         of Allegheny Ludlum Corporation

                             EIN 25-1364874 Plan 007

     Schedule H, Line 4(i)--Schedule of Assets Held for Investment Purposes
                                 at End of Year

                                December 31, 1999


                 DESCRIPTION                             UNITS/SHARES         CURRENT VALUE
-----------------------------------------------------------------------------------------------
Common Collective Trusts
------------------------

Dreyfus Lifestyle Growth and Income Fund*              10,137.272 shares          $171,514

Dreyfus Lifestyle Growth Fund*                         10,829.882 shares           223,541

Dreyfus Lifestyle Income Fund*                          3,916.253 shares            54,056
                                                                            -------------------
Total common collective trusts                                                    $449,111
                                                                            ===================

Registered Investment Companies
-------------------------------

Dreyfus Small Company Value Fund*:
Interest in Dreyfus Small Company Value Fund                0.046 shares          $      1

Dreyfus Emerging Leaders Fund*:
Interest in Dreyfus Emerging Leaders Fund              19,052.786 shares           699,809

Dreyfus International Value Fund*:
Interest in Dreyfus International Value Fund            1,308.566 shares            23,646
                                                                            -------------------
Total registered investment companies                                             $723,456
                                                                            ===================

Participant notes receivable                           8.75% to 9.5%              $137,888
                                                                            ===================

* Party-in-interest

                                    Audited Financial Statements
                                    and Supplemental Schedule

                                    Allegheny Ludlum
                                    Corporation Personal
                                    Retirement and 401(k)
                                    Savings Account Plan

                                    Years ended December 31, 1999 and 1998
                                    with Report of Independent Auditors

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

                          Audited Financial Statements
                            and Supplemental Schedule

                     Years ended December 31, 1999 and 1998




                                    CONTENTS

Report of Independent Auditors .............................................54

Audited Financial Statements

Statements of Net Assets Available for Benefits.............................55
Statements of Changes in Net Assets Available for Benefits..................56
Notes to Financial Statements ..............................................57


Supplemental Schedule

Schedule H, Line 4(i)--Schedule of Assets Held for Investment Purposes
     at End of Year.........................................................66

                         Report of Independent Auditors

Personnel and Compensation Committee
Allegheny Ludlum Corporation

We have audited the accompanying statements of net assets available for benefits of the Allegheny Ludlum Corporation Personal Retirement and 401(k) Savings Account Plan as of December 31, 1999 and 1998, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1999 and 1998, and the changes in its net assets available for benefits for the years then ended, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedule of assets held for investment purposes as of December 31, 1999 is presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and is not a required part of the financial statements. The supplemental schedule has been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                                       /s/ Ernst & Young LLP


Pittsburgh, Pennsylvania
June 9, 2000

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

                 Statements of Net Assets Available for Benefits


                                                                             DECEMBER 31
                                                                       1999                 1998
                                                                   -----------          -----------
ASSETS
Investments, at fair value:
   Interest in Allegheny Ludlum Corporation Master Trusts          $67,448,143          $60,640,342
   Interest in registered investment companies                       4,649,113            3,118,663
   Interest in common collective trusts                              8,621,817            6,814,145
   Participant notes receivable                                      3,419,635            2,933,000
                                                                   -----------          -----------
Total investments                                                   84,138,708           73,506,150

Contributions receivable                                                11,756                9,330
Other receivables (payables)                                             4,402              (66,171)
                                                                   -----------          -----------
Net assets available for benefits                                  $84,154,866          $73,449,309
                                                                   ===========          ===========


See accompanying notes.

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

           Statements of Changes in Net Assets Available for Benefits

                                                                                  YEAR ENDED DECEMBER 31
                                                                                1999                   1998
                                                                            ------------           -----------
Additions:
   Contributions:
     Employer                                                               $ 2,664,707           $ 2,595,723
     Employee                                                                 5,197,756             4,897,143
   Investment income:
     Net gain from interest in Allegheny Ludlum Corporation Master
       Trusts                                                                 4,022,816             1,979,802
     Net gain from interest in registered investment companies                1,124,340               352,278

     Net gain from interest in common collective trusts                         803,382               642,959
     Interest income                                                            266,642               246,535
     Other (loss) income                                                            (98)                5,185
                                                                            -----------           -----------
Total additions                                                              14,079,545            10,719,625

Deductions:
   Transfers out                                                                 29,199                    --
   Distributions to participants                                              3,344,789             3,115,487
                                                                            -----------           -----------
Total deductions                                                              3,373,988             3,115,487
                                                                            -----------           -----------

Net additions                                                                10,705,557             7,604,138
Net assets available for benefits at beginning of year                       73,449,309            65,845,171
                                                                            -----------           -----------
Net assets available for benefits at end of year                            $84,154,866           $73,449,309
                                                                            ===========           ===========

See accompanying notes.

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

                          Notes to Financial Statements

                                December 31, 1999


1. SIGNIFICANT ACCOUNTING POLICIES

Investments are stated at fair value determined as follows:

         The Common Stock Master Trusts consist of investments in either Allegheny Technologies Incorporated (Allegheny Teledyne as of December 31, 1998), Teledyne Technologies Incorporated, or Water Pik Technologies Inc. common stock and are stated at the quoted market price as listed on the New York Stock Exchange.

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

2. DESCRIPTION OF THE PLAN

The purpose of the Allegheny Ludlum Corporation Personal Retirement and 401(k) Savings Account Plan (the Plan) is to provide retirement benefits to eligible employees of Allegheny Ludlum Corporation (ALC) through company contributions and to encourage employee thrift by permitting eligible employees to defer a part of their compensation and contribute such deferral to the Plan. The Plan is a defined contribution plan and subject to the provisions of the Employee Retirement Income Security Act of 1974. ALC is a wholly owned indirect subsidiary of Allegheny Technologies Incorporated (ATI).

ALC, the Plan Sponsor, contributes to the Plan fifty cents per hour worked per eligible employee. Unless otherwise specified by the participant, all contributions are made to the Fixed Income Fund. Such contributions are made only from current income or accumulated earnings of the Plan Sponsor.

The Plan allows participants to direct contributions made on their behalf to any of the investment alternatives. The Plan allows employees to set aside up to 18% of eligible wages each pay period through payroll deductions subject to Internal Revenue Service limitations.

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

                    Notes to Financial Statements (continued)



2. DESCRIPTION OF THE PLAN (CONTINUED)

Separate accounts are maintained by the Plan Sponsor for each participating employee. Trustee fees and asset management fees charged by the Plan's trustee, Dreyfus Retirement Services, for the administration of all funds are charged against net assets available for benefits of the respective fund. Certain other expenses of administering the Plan are paid by the Plan Sponsor.

A participant may make an "in-service" withdrawal of all or part of the value of his account attributable to employer contributions. Contributions made to an employee's 401(k) account may be withdrawn at age 59-1/2, or in the event of financial hardship prior to age 59-1/2. Upon termination of employment or retirement, a participant is fully entitled to his account balance.

Effective November 29, 1999, Allegheny Teledyne's (the Plan Sponsor) name was changed to Allegheny Technologies Incorporated. Also, the Aerospace and Electronics and Consumer segments of Allegheny Teledyne were spunoff into two new freestanding public companies--Teledyne Technologies Incorporated and Water Pik Technologies Inc. Stockholders of Allegheny Teledyne became stockholders of Teledyne Technologies Incorporated and Water Pik Technologies Inc., thus creating two new master trusts. Participants may continue to hold interest in the two new companies until December 31, 2002, at which time these two master trusts will be terminated and the assets will be transferred to one of the other plan investment options.

In conjunction with the spin-offs of the Aerospace and Electronics and Consumer segments of Allegheny Teledyne into two new freestanding companies, the Plan as a holder of shares of common stock prior to the spin-off received the following distributions on November 29, 1999: one share of Water Pik Technologies Inc. for every seven shares held of Allegheny Teledyne and one share of Teledyne Technologies Incorporated for every twenty shares held of Allegheny Teledyne. Additionally, a reverse stock split occurred on the spin-off date and resulted in one share of Allegheny Technologies Incorporated common stock for every two shares held of Allegheny Teledyne common stock.

Certain financial information for the year ended December 31, 1998 has been reclassified to conform with the financial statement presentation for the year ended December 31, 1999. These reclassifications did not impact total net assets available for benefits.

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

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

                    Notes to Financial Statements (continued)



2. DESCRIPTION OF THE PLAN (CONTINUED)

Further information about the Plan, including eligibility, vesting, contributions and withdrawals, is contained in the Summary Plan Description and related contracts. Copies of this Summary Plan Description are available from the Allegheny Technologies Personnel and Compensation Committee.

3. INVESTMENTS

The following presents investments that represent 5% or more of the Plan's net assets.

                                                          DECEMBER 31
                                                     1999            1998
                                                  -----------     -----------

Dreyfus Lifestyle Growth and Income Fund          $ 5,039,736     $ 4,544,350
Alliance Equity Fund                               11,823,956       8,667,384
Fixed Income Fund                                  41,083,204      36,148,125
Allegheny Technologies Disciplined Stock Fund       8,433,805       6,840,537
Company Stock Fund                                  5,273,832       8,828,194

As of December 31, 1999, the Plan is a participant in the Fixed Income Master Trust, the Alliance Equity Master Trust, the ATI Common Stock Master Trust, and the Allegheny Technologies Disciplined Stock Fund Master Trust. During 1998, the Dreyfus Lifestyle Growth and Income Fund, the Dreyfus Lifestyle Growth Fund, and the Dreyfus Lifestyle Income Fund were reclassified as common collective trusts from master trusts, while the Allegheny Technologies Disciplined Stock Fund was reclassified to a master trust from the Dreyfus Disciplined Stock Fund, a registered investment company. The Plan's participating interests in these master trusts as of December 31, 1999 and 1998 were as follows:

                                                            1999         1998
                                                           ------       ------

Fixed Income Master Trust                                   30.54%       28.63%
Alliance Equity Master Trust                                20.04        18.34
ATI Common Stock Master Trust                               26.06        27.44
Allegheny Technologies Disciplined Stock Fund
     Master Trust                                           18.57        15.84
Teledyne Technologies Incorporated Common Stock
     Master Trust                                           25.77           --
Water Pik Technologies Inc. Common Stock
     Master Trust                                           25.69           --

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

                    Notes to Financial Statements (continued)



3. INVESTMENTS (CONTINUED)

The composition of the net assets of the Fixed Income Master Trust at December 31, 1999 and 1998 was as follows:

                                                     1999            1998
                                                 ------------    ------------
Guaranteed investment contracts:
   Confederation Life Insurance Company          $         --    $      2,575
   John Hancock Life Insurance Company              8,328,120       5,100,000
   New York Life Insurance Company                         --      13,258,607
   Pacific Mutual Life Insurance Company            6,565,846       6,167,430
   Peoples Security Life Insurance Company          6,474,471      10,367,671
   Southland Life Insurance Company                 5,796,035      10,752,479
   Transamerica Occidental                         11,678,338      11,296,810
   Sun America, Inc.                                3,007,834       3,000,000
   Business Mens Assurance Company of America       2,497,621       2,505,536
   Protective Life Insurance Company                2,999,471       3,002,482
   Safeco Life Insurance                            3,000,504       3,000,000
   United of Omaha                                  5,044,635              --
   Ohio National Life                               4,577,686              --
   Combined Life Insurance Company                  4,658,686              --
   Canada Life                                      4,136,813              --
   Monumental Life Insurance Company                1,999,853              --
   Hartford Life Insurance Company                  2,000,000              --
   Pruco Pace Credit Enhanced                       3,062,854              --
                                                 ------------    ------------
                                                   75,828,767      68,453,590
Synthetic contracts:
   Caisse des Depots et Consignations              11,135,225      12,865,126
   Peoples Security Life Insurance Company          2,977,064       2,968,196
   Transamerica Occidental                         13,970,912      13,859,523
   Union Bank of Switzerland                        5,949,968       5,935,391
   Westdeutsche Landesbank Girozentrale            17,030,049      16,952,480
                                                 ------------    ------------
                                                   51,063,218      52,580,716

Temporary short-term investments                    6,293,422       4,248,515
Accrued interest receivable                         1,435,635       1,572,918
Other payables                                        (85,522)        (88,501)
                                                 ------------    ------------
Total net assets                                 $134,535,520    $126,667,238
                                                 ============    ============

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

                    Notes to Financial Statements (continued)




3. INVESTMENTS (CONTINUED)

The composition of net assets of the Alliance Equity Master Trust at December 31, 1999 and 1998 was as follows:

                                                      1999           1998
                                                   -----------    -----------
Investment in registered investment companies:
   Alliance Equity Fund S.A. #4 (6,387.664 and
     6,966.434 shares, respectively)               $59,022,910    $47,408,255
   Cash                                                     --            117
   Operating payables                                  (28,676)       (26,007)
                                                   -----------    -----------
Total net assets                                   $58,994,234    $47,382,365
                                                   ===========    ===========

The composition of net assets of the ATI Common Stock Master Trust at December 31, 1999 and 1998 was as follows:

                                                       1999          1998
                                                    -----------   -----------
Allegheny Technologies Incorporated common stock
  (883,159 and 1,544,975 shares, respectively)      $19,815,880   $31,575,427
Receivables                                             101,879       196,291
Short-Term Investment Fund                              326,907       450,324
Operating payables                                       (4,276)      (10,492)
                                                    -----------   -----------
Total net assets                                    $20,240,390   $32,211,550
                                                    ===========   ===========

The composition of net assets of the Allegheny Technologies Disciplined Stock Fund Master Trust at December 31, 1999 and 1998 was as follows:

                                       1999                  1998
                                    -----------           -----------
Corporate common stock              $44,796,765           $41,699,413
Noninterest-bearing cash                 13,151                (5,217)
Receivables                              44,689                58,761
Short-Term Investment Fund              589,843             1,499,311
Operating payables                      (28,719)              (51,809)
                                    -----------           -----------
Total net assets                    $45,415,729           $43,200,459
                                    ===========           ===========

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

                    Notes to Financial Statements (continued)



3. INVESTMENTS (CONTINUED)

The composition of net assets of the Teledyne Technologies Incorporated Common Stock Master Trust at December 31, 1999 and 1998 was as follows:

                                                      1999          1998
                                                   ----------    ----------
Teledyne Technologies Incorporated common stock
  (248,073 and -0- shares, respectively)           $2,341,189    $       --
Short-Term Investment Fund                             41,774            --
Receivables                                             6,135            --
Operating payables                                       (133)           --
                                                   ----------    ----------
Total net assets                                   $2,388,965    $       --
                                                   ==========    ==========

The composition of net assets of the Water Pik Technologies Inc. Common Stock Master Trust at December 31, 1999 and 1998 was as follows:

                                                       1999        1998
                                                     --------    --------
Water Pik Technologies Inc. common stock
  (87,153 and -0- shares, respectively)              $833,401    $     --
Short-Term Investment Fund                              2,765          --
Receivables                                            11,909          --
Operating payables                                        (41)         --
                                                     --------    --------
Total net assets                                     $848,034    $     --
                                                     ========    ========

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

                    Notes to Financial Statements (continued)



3. INVESTMENTS (CONTINUED)

The composition of the changes in net assets of the various master trusts is as follows:

                                       FIXED INCOME MASTER            ALLIANCE EQUITY MASTER        ATI COMMON STOCK MASTER
                                              TRUST                          TRUST                           TRUST
                                   ----------------------------    ---------------------------    ---------------------------
                                                                      YEAR ENDED DECEMBER 31
                                   ------------------------------------------------------------------------------------------
                                       1999            1998            1999           1998            1999            1998
                                   ------------    ------------    -----------    ------------    ------------    -----------

Investment income
     (loss):
     Interest income (loss)        $  7,765,761    $  8,359,937    $        --    $         --    $       (465)   $      (113)

     Realized gain (loss) on
          sale of investments                --              --             --              --         387,154       (620,712)
     Unrealized depreciation in
          fair value of
          investments                        --              --             --              --     (11,018,180)    (5,308,345)
   Dividends                                 --              --             --              --         960,419        934,022
   Net gain (loss), registered
          investment companies               --              --     15,731,932      (2,106,215)             --             --
   Net gain, common
          collective trusts             293,007         413,402             --              --          34,305         41,352
Other income                             18,993           1,138             --              --              --             --
Administrative expenses                (183,985)       (191,163)      (202,397)       (237,876)        (21,480)       (24,196)
Transfers                               (25,494)    (17,218,779)    (3,917,666)    (10,462,912)     (2,312,913)     1,574,676
                                   ------------    ------------    -----------    ------------    ------------    -----------
Net increase (decrease)               7,868,282      (8,635,465)    11,611,869     (12,807,003)    (11,971,160)    (3,403,316)
Total net assets at
     beginning of year              126,667,238     135,302,703      47,382,365      60,189,368      32,211,550     35,614,866
                                   ------------    ------------    -----------    ------------    ------------    -----------
Total net assets at end
     of year                       $134,535,520    $126,667,238    $58,994,234    $ 47,382,365    $ 20,240,390    $32,211,550
                                   ============    ============    ===========    ============    ============    ===========


                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

                    Notes to Financial Statements (continued)

3. INVESTMENTS (CONTINUED)

                                                                                     DREYFUS
                                  DREYFUS                   DREYFUS            LIFESTYLE GROWTH AND
                           LIFESTYLE GROWTH FUND     LIFESTYLE INCOME FUND      INCOME FUND MASTER
                               MASTER TRUST              MASTER TRUST                 TRUST
                           ---------------------     ---------------------   ------------------------
                                                    YEAR ENDED DECEMBER 31
                           ----------------------------------------------------------------------
                             1999       1998*          1999       1998*          1999       1998*
                           --------  -----------     --------  -----------     --------  ------------


Investment income (loss):
   Interest loss           $     --  $        --     $     --  $        --     $     --  $         --
   Realized (loss) gain
     on sale of                  --           --           --           --           --            --
     investments
   Unrealized
     appreciation
     (depreciation) in           --           --           --           --           --            --
     fair value of
     investments
   Dividends                     --           --           --           --           --            --
   Net gain, common
     collective trusts           --      514,556           --      109,828           --     1,558,031
Other loss                       --          (14)          --           --           --           (10)
Administrative expenses          --          (94)          --          (34)          --          (229)
Transfers                        --   (5,631,496)          --   (1,935,424)          --   (24,298,600)
                           --------  -----------     --------  -----------     --------  ------------
Net (decrease) increase          --   (5,117,048)          --   (1,825,630)          --   (22,740,808)
Total net assets at
   beginning of year             --    5,117,048           --    1,825,630           --    22,740,808
                           --------  -----------     --------  -----------     --------  ------------
Total net assets at end
   of year                 $     --  $        --     $     --  $        --     $     --  $         --
                           ----====  ===========     ----====  ===========     ----====  ============



                                                              TELEDYNE               WATER PIK
                             ALLEGHENY TECHNOLOGIES         TECHNOLOGIES         TECHNOLOGIES INC.
                             DISCIPLINED STOCK FUND     INCORPORATED COMMON     COMMON STOCK MASTER
                                  MASTER TRUST           STOCK MASTER TRUST            TRUST
                           ------------------------     -------------------    --------------------

                           ------------------------------------------------------------------------
                              1999         1998*           1999       1998       1999        1998
                           -----------  -----------     ----------  -------    --------  ----------


Investment income (loss):
   Interest loss           $      (383) $      (925)    $        9  $    --    $     --  $       --
   Realized (loss) gain
     on sale of                (58,566)     107,964        (21,035)      --      (3,052)         --
     investments
   Unrealized
     appreciation
     (depreciation) in       7,190,385    4,322,009       (640,748)      --     (88,259)         --
     fair value of
     investments
   Dividends                   531,414       87,868             --       --          --          --
   Net gain, common
     collective trusts          43,173       26,165            176       --          38          --
Other loss                          --           --             --       --          --          --
Administrative expenses       (347,043)     (51,809)          (133)      --         (41)         --
Transfers                   (5,143,710)  38,709,187      3,050,696       --     939,348          --
                           -----------  -----------     ----------  -------    --------        ----
Net (decrease) increase      2,215,270   43,200,459      2,388,965       --     848,034          --
Total net assets at
   beginning of year        43,200,459           --             --       --          --          --
                           -----------  -----------     ----------  -------    --------   ---------
Total net assets at end
   of year                 $45,415,729  $43,200,459     $2,388,965  $    --    $848,034  $      --
                           ===========  ===========     ==========  =======    ========  =========




* Partial year only. Reclassified as common collective trusts.

The investment contracts underlying the Fixed Income Master Trust have fully benefit-responsive features. The average yield for 1999 and 1998 for the Fixed Income Master Trust was 6.46% and 6.55%, respectively. Credited interest rates on the contracts ranged from 5.13% to 7.28% and 5.13% to 8.18% for 1999 and 1998, respectively, and are determined at contract inception.

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

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

                    Notes to Financial Statements (continued)




4. INCOME TAX STATUS

The Plan has received a determination letter from the Internal Revenue Service dated November 30, 1995, stating that the Plan is qualified under Section 401(a) of the Internal Revenue Code (the Code) and, therefore, the related trust is exempt from taxation. Once qualified, the Plan is required to operate in conformity with the Code to maintain its qualification. The plan administrator believes that the Plan is being operated in compliance with the applicable requirements of the Code and, therefore, believes that the Plan is qualified and the related trust is tax-exempt.

5. TRANSACTIONS WITH PARTIES-IN-INTEREST

Certain Plan investments are shares of mutual funds managed by Dreyfus Retirement Services. Dreyfus Retirement Services is the trustee as defined by the Plan and, therefore, these transactions qualify as party-in-interest. Trustee and investment fees paid during 1999 and 1998 were based upon customary and reasonable rates for such services.

One of the investment vehicles available to employees, the Allegheny Technologies Incorporated Company Stock Fund, contains stock of Allegheny Technologies (Allegheny Teledyne as of December 31, 1998). Allegheny Teledyne changed its name to Allegheny Technologies on November 29, 1999.

In conjunction with the spin-offs of the Aerospace and Electronics and Consumer segments of Allegheny Teledyne into two new freestanding companies on November 29, 1999 (see Note 2), the Plan as a holder of shares of common stock prior to the spin-off received shares of the two new freestanding companies. Additionally, a reverse stock split occurred on the spin-off date (see Note 2).

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

                             EIN 25-1364894 Plan 005

     Schedule H, Line 4(i)--Schedule of Assets Held for Investment Purposes
                                 at End of Year

                                December 31, 1999


           DESCRIPTION                                      UNITS/SHARES         CURRENT VALUE
----------------------------------------------------------------------------------------------

Common Collective Trusts
------------------------
Dreyfus Lifestyle Growth and Income Fund*                297,872.209 shares        $5,039,736

Dreyfus Lifestyle Growth Fund*                           141,437.068 shares         2,919,422

Dreyfus Lifestyle Income Fund*                            48,008.507 shares           662,659
                                                                                   ----------
Total common collective trusts                                                     $8,621,817
                                                                                   ==========

Registered Investment Companies
-------------------------------
Dreyfus Emerging Leaders Fund*:
   Interest in Dreyfus Emergency Leaders Fund             98,919.02 shares         $3,633,296
                                                                                   ==========

Dreyfus International Value Fund*:
   Interest in Dreyfus International Value Fund           56,215.674 shares         1,015,817
                                                                                   ----------
Total registered investment companies                                              $4,649,113
                                                                                   ==========

Participant notes receivable*                              8.75% to 9.50%          $3,419,635
                                                                                   ==========


*Party-in-interest

                                    Audited Financial Statements

                                    Teledyne
                                    401(k) Plan

                                    Years ended December 31, 1999 and 1998
                                    with Report of Independent Auditors

                                    Teledyne
                                   401(k) Plan

                          Audited Financial Statements

                     Years ended December 31, 1999 and 1998




                                    CONTENTS

Report of Independent Auditors .............................................69

Audited Financial Statements

Statements of Net Assets Available for Benefits ............................70
Statements of Changes in Net Assets Available for Benefits..................71
Notes to Financial Statements ..............................................72


Supplemental Schedule

Schedule H, Line 4(i)--Schedule of Assets Held for Investment Purposes
   at End of Year..........................................................81

                         Report of Independent Auditors

Personnel and Compensation Committee
Allegheny Technologies Incorporated

We have audited the accompanying statements of net assets available for benefits of the Teledyne 401(k) Plan as of December 31, 1999 and 1998, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 1999 and 1998, and the changes in its net assets available for benefits for the years then ended, in conformity with accounting principles generally accepted in the United States.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental schedule of assets held for investment purposes at end of year as of December 31, 1999 is presented for the purpose of additional analysis and is not a required part of the basic financial statements but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                                  /s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
June 23, 2000

                                    Teledyne
                                   401(k) Plan

                 Statements of Net Assets Available for Benefits

                                 (000s Omitted)


                                                                                            DECEMBER 31
                                                                                      1999              1998
                                                                                ------------------------------------
Investments at fair value:
   Interest in collective investment fund                                             $ 23,023          $ 18,689
   Mutual fund                                                                          30,408            23,626
   Teledyne custom funds                                                               221,532           195,039
   Participant loans                                                                     7,794             7,002
                                                                                ------------------------------------
Total investments                                                                      282,757           244,356

Contributions receivable                                                                 1,215                --
Other                                                                                     (229)               --
                                                                                ------------------------------------
Net assets available for benefits                                                     $283,743          $244,356
                                                                                ====================================


See accompanying notes.

                                    Teledyne
                                   401(k) Plan

           Statements of Changes in Net Assets Available for Benefits

                                 (000s Omitted)


                                                                                      YEAR ENDED DECEMBER 31
                                                                                    1999                  1998
                                                                             -------------------- ---------------------
 Additions:
   Contributions:
     Employer                                                                       $  7,123              $  7,639
     Employee                                                                         30,317                32,161
   Interest and dividend income                                                        2,882                 1,531
  Net appreciation in fair value of investments                                       26,193                31,646
   Transfers to (from) plan                                                            6,298                (2,390)
   Other, net                                                                            461                   173
                                                                             -------------------- ---------------------
 Total additions                                                                      73,274                70,760

 Deductions:
   Distributions to participants                                                      33,887                17,117
                                                                             -------------------- ---------------------

 Net additions                                                                        39,387                53,643
 Net assets available for benefits at beginning of year                              244,356               190,713
                                                                             -------------------- ---------------------
 Net assets available for benefits at end of year                                   $283,743              $244,356
                                                                             ==================== =====================


See accompanying notes.

                                    Teledyne
                                   401(k) Plan

                          Notes to Financial Statements

                                December 31, 1999


1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements of the Teledyne 401(k) Plan ("the Plan") have been prepared on an accrual basis.

VALUATION OF INVESTMENTS

The Teledyne custom funds are stated at their unit values established for each fund at each valuation date, which fluctuate with the value of the assets in the fund. Units of the Allegheny Technologies Incorporated, Teledyne Technologies Incorporated and Water Pik Technologies, Inc. Stock Funds are valued principally on the basis of the market value of the Allegheny Technologies Incorporated ("Allegheny Technologies" or the "Company"), Teledyne Technologies Incorporated ("Teledyne Technologies") and Water Pik Technologies, Inc. ("Water Pik Technologies") common stock, respectively, in which it invests. Although the performance of the Allegheny Technologies, Teledyne Technologies and Water Pik Technologies Stock Funds is based on the performance of the underlying stock, the value of a fund unit is different from the price of one share of the stock, which is stated at the quoted market price as listed on the New York Stock Exchange. All other funds of the Plan are stated at their net asset value, based on the quoted market prices of the securities held in such funds on applicable exchanges.

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain financial information for the year ended December 31, 1998 has been reclassified to conform with the financial statement presentation for the year ended December 31, 1999. These reclassifications did not impact total net assets available for benefits.

                                    Teledyne
                                   401(k) Plan

                    Notes to Financial Statements (continued)


2. DESCRIPTION OF THE PLAN

The Plan is a defined contribution plan available to employees of eligible Allegheny Technologies subsidiaries (primarily TDY Industries, Inc.) and divisions ("companies"). The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974.

On January 1, 1999, the salaried employees of Oregon Metallurgical Corporation became eligible to participate in the Plan. As a result of the plan merger, during 1999, approximately $6.3 million in net assets were transferred to the Plan.

Participants can defer between 1% and 15%, subject to Internal Revenue Service limitations, of their eligible wages and contribute them to the Plan. Qualifying employee contributions are partially matched by the Plan Sponsor up to a maximum of $1,000 annually for each participant.

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

                                    Teledyne
                                   401(k) Plan

                    Notes to Financial Statements (continued)


2. DESCRIPTION OF THE PLAN (CONTINUED)

Effective November 29, 1999, Allegheny Teledyne Incorporated's name was changed to Allegheny Technologies Incorporated. Also, the Aerospace and Electronics and Consumer segments of Allegheny Teledyne were spun off into two new freestanding public companies--Teledyne Technologies Incorporated and Water Pik Technologies, Inc. As a result of this spin-off, changes were made to the Allegheny Teledyne Incorporated Stock Fund within the Plan. The name of the stock fund was changed from the Allegheny Teledyne Incorporated Stock Fund to the Allegheny Technologies Incorporated Stock Fund. In addition, stockholders of the Allegheny Technologies Stock Fund became stockholders of Teledyne Technologies and Water Pik Technologies. The Plan includes two new common stock funds--the Teledyne Technologies Incorporated Stock Fund and the Water Pik Technologies Inc. Stock Fund. Participants in the Plan may continue to hold interests in the Teledyne Technologies and Water Pik Technologies Stock Funds until December 31, 2002, at which time these two stock funds will be terminated and the assets transferred to one of the other plan investment options.

The Plan was amended effective November 29, 1999 to operate as a "Multiple Employer Plan." As of December 31, 1999, the Plan was comprised of the Allegheny Technologies Incorporated Plan, the Teledyne Technologies Incorporated Plan and the Water Pik Technologies, Inc. Plan.

Further information about the Plan, including eligibility, vesting, contributions, and withdrawals, is contained in the Summary Plan Description. Copies of this Summary Plan Description are available from the Allegheny Technologies Personnel and Compensation Committee.

                                    Teledyne
                                   401(k) Plan

                    Notes to Financial Statements (continued)


3. INVESTMENTS

Plan participants can invest their contributions in any or all of the thirteen investment programs managed by the plan trustee listed below:

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

         Bond Index Fund: This custom fund invests in a diversified portfolio of high-quality U.S. Government and investment-grade corporate bonds. The objective of this fund is to earn moderate returns with a moderate level of risk.

         Country Selector Fund: This custom fund invests in international stocks from up to 20 countries, after first determining the appropriate allocation among the countries. The fund seeks high returns by selecting the mix of foreign equities believed to offer the best reward given the overall fund risk.

         Allegheny Technologies Stock Fund: This custom fund invests principally in Allegheny Technologies stock. The rate of return is based on the performance of Allegheny Technologies stock and dividends received. Participants can only contribute to, or transfer funds into, the company stock of their employer.

         Teledyne Technologies Stock Fund: This custom fund invests principally in Teledyne Technologies stock. The rate of return is based on the performance of Teledyne Technologies stock and dividends received. Participants can only contribute to, or transfer funds into, the company stock of their employer.

                                    Teledyne
                                   401(k) Plan

                    Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

         Water Pik Technologies Stock Fund: This custom fund invests principally in Water Pik Technologies stock. The rate of return is based on the performance of Water Pik Technologies stock and dividends received. Participants can only contribute to, or transfer funds into, the company stock of their employer.

         S&P 500 Stock Fund: This custom fund invests in a large portfolio of stocks, represented in the Standard and Poor's 500 Composite Index, and emphasizes long-term performance. There is no fixed rate of return; the fund is designed to conform as closely as possible to the performance of the Standard and Poor's 500 Composite Index, and may increase or decrease in value.

         LifePath Funds: There are five LifePath Funds: Teledyne LifePath Income, Teledyne LifePath 2010, Teledyne LifePath 2020, Teledyne LifePath 2030, and Teledyne LifePath 2040. The numbers in the names refer to the target date of the fund. These custom funds invest in a mix of U.S. and international stocks, bonds, and money market instruments. Each fund adjusts its mix of investments based on the expected risk and return of the different asset classes in which they invest. The objective of each fund is to maximize returns while maintaining a level of risk appropriate to its target date. The nearer the target date, the more conservatively the fund invests.

The Custom Funds are unregistered separate accounts created for the Plan. Although these investments are referred to as funds, they are legally structured as nonpooled separate accounts. The only investors in these accounts are participants in the Plan. The funds, with the exception of the Allegheny Technologies, Teledyne Technologies and Water Pik Technologies Stock Funds invest in underlying collective investment funds and interest-bearing cash, which in turn invest in securities. The Allegheny Technologies, Teledyne Technologies and Water Pik Technologies Stock Funds provide the participant with a vehicle for investing in Allegheny Technologies, Teledyne Technologies or Water Pik Technologies common stock, respectively. The funds or the underlying funds may also invest in cash and use derivatives (including futures) for nonspeculative purposes which involve certain risks. All income, dividends, and capital gains are reinvested in the funds and are reflected in the unit values.

                                    Teledyne
                                   401(k) Plan

                    Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

The following presents investments that represent 5% or more of the Plan's net assets (000s omitted).

                                                                                        DECEMBER 31
                                                                                 1999                 1998
                                                                          ------------------------------------------
Income Accumulation Fund                                                         $ 23,023             $ 18,689
Pioneer Growth Fund                                                                30,408               23,626
Allegheny Technologies Stock Fund                                                      --               15,936
S&P 500 Stock Fund                                                                130,527              109,171
LifePath 2020 Fund                                                                 33,305               30,589

The composition of the changes in net assets of the various nonpooled separate accounts is as follows (000s omitted):

                                                                                              ALLEGHENY TECHNOLOGIES
                              TELEDYNE BOND INDEX FUND    TELEDYNE COUNTRY SELECTOR FUND            STOCK FUND
                            ----------------------------- ------------------------------- -------------------------------
                                                               YEAR ENDED DECEMBER 31
                            ---------------------------------------------------------------------------------------------
                                1999           1998            1999            1998            1999            1998
                            -------------- -------------- ---------------- -------------- ---------------- --------------
Net appreciation
  (depreciation) in fair
  value of investments         $  (209)        $  638         $1,305           $  903        $(6,055)         $(3,340)
Employee contributions           1,368          1,549            997            1,210          1,640            2,410
Employer contributions             336            346            242              281            477              653
Interfund transfers             (1,032)         1,851           (467)            (478)          (372)            (736)
Transfers from other plans          72             --            248               --          3,250               --
Other, net                          (9)            12            (20)              (7)        (2,076)              (6)
Distributions to
   participants or their
   beneficiaries                (1,095)          (556)          (631)            (464)        (2,058)          (1,171)
Transfers to other plans            --            (49)            --             (102)            --             (203)
                            -------------- -------------- ---------------- -------------- ---------------- --------------
Net increase (decrease)           (569)         3,791          1,674            1,343         (5,194)          (2,393)
Total net assets at
   beginning of year             9,266          5,475          5,793            4,450         15,936           18,329
                            -------------- -------------- ---------------- -------------- ---------------- --------------
Total net assets at end
   of year                     $ 8,697         $9,266         $7,467           $5,793        $10,742          $15,936
                            ============== ============== ================ ============== ================ ==============

                                    Teledyne
                                   401(k) Plan

                    Notes to Financial Statements (continued)




3. INVESTMENTS (CONTINUED)

                                 S&P 500 STOCK FUND             LIFEPATH INCOME FUND            LIFEPATH 2010 FUND
                            ----------------------------- ------------------------------- -------------------------------
                                                               YEAR ENDED DECEMBER 31
                            ---------------------------------------------------------------------------------------------
                                1999           1998            1999            1998            1999            1998
                            -------------- -------------- ---------------- -------------- ---------------- --------------
Net appreciation
  (depreciation) in fair
  value of investments        $ 22,866       $ 23,350         $  150           $  223         $  799           $  944
Employee contributions          12,031         12,118            260              349          1,048            1,185
Employer contributions           2,670          2,768             72               87            245              267
Interfund transfers             (2,652)          (412)            23              257           (169)              27
Transfers from other plans         931             --             --               --             --               --
Other, net                        (709)           (72)             8                4            (69)              46
Distributions to
   participants or their
   beneficiaries               (13,781)        (6,506)          (252)            (286)        (1,017)            (386)
Transfers to other plans            --         (1,024)            --               (5)            --             (142)
                            -------------- -------------- ---------------- -------------- ---------------- --------------
Net increase (decrease)         21,356         30,222            261              629            837            1,941
Total net assets at
   beginning of year           109,171         78,949          2,696            2,067          7,845            5,904
                            -------------- -------------- ---------------- -------------- ---------------- --------------
Total net assets at end
   of year                    $130,527       $109,171         $2,957           $2,696         $8,682           $7,845
                            ============== ============== ================ ============== ================ ==============

                                 LIFEPATH 2020 FUND             LIFEPATH 2030 FUND              LIFEPATH 2040 FUND
                            ----------------------------- ------------------------------- -------------------------------
                                                               YEAR ENDED DECEMBER 31
                            ---------------------------------------------------------------------------------------------
                                1999           1998            1999            1998            1999            1998
                            -------------- -------------- ---------------- -------------- ---------------- --------------
Net appreciation
  (depreciation) in fair
  value of investments         $ 4,399        $ 4,703          $1,252          $1,185         $1,556           $1,178
Employee contributions           2,669          3,209           1,169           1,185          1,351            1,303
Employer contributions             678            771             280             283            318              308
Interfund transfers             (1,132)        (1,024)           (287)            155             33               87
Transfers to other plans           555             --              --              --             --               --
Other, net                        (252)           (27)            (48)            (11)           (86)              (4)
Distributions to
   participants or their
   beneficiaries                (4,201)        (1,482)           (895)           (553)        (1,009)            (425)
Transfers to other plans            --           (302)             --             (91)            --             (122)
                            -------------- -------------- ---------------- -------------- ---------------- --------------
Net increase (decrease)          2,716          5,848           1,471           2,153          2,163            2,325
Total net assets at
   beginning of year            30,589         24,741           7,120           4,967          6,623            4,298
                            -------------- -------------- ---------------- -------------- ---------------- --------------
Total net assets at end
   of year                     $33,305        $30,589          $8,591          $7,120         $8,786           $6,623
                            ============== ============== ================ ============== ================ ==============

                                    Teledyne
                                   401(k) Plan

                    Notes to Financial Statements (continued)

3. INVESTMENTS (CONTINUED)

                                                         TELEDYNE TECHNOLOGIES         WATER PIK TECHNOLOGIES
                                                               STOCK FUND                    STOCK FUND
                                                     ------------------------------- ----------------------------
                                                                       YEAR ENDED DECEMBER 31
                                                     ------------------------------------------------------------
                                                          1999            1998           1999          1998
                                                     --------------- --------------- ------------- --------------
Net appreciation
  (depreciation) in
  fair value of                                          $ (160)           $--           $ (89)          $--
  investments
Employee contributions                                       64             -               12            --
Employer contributions                                        9             --               2            -
Interfund transfers                                          (6)            --              (2)           --
Transfers from other plans                                   --             --              --            --
Other, net                                                1,435             --             539            --
Distributions to
   participants or
   their beneficiaries                                      (20)            --              (6)           --
Transfers to other plans                                     --             --              --            --
                                                     --------------- --------------- ------------- --------------
Net increase (decrease)                                   1,322             --             456            --
Total net assets at
   beginning of year                                         --             --              --            --
                                                     --------------- --------------- ------------- --------------
Total net assets at end
   of year                                               $1,322            $--            $456           $--
                                                     =============== =============== ============= ==============

4. INCOME TAX STATUS

The Plan has received a determination letter from the Internal Revenue Service dated December 2, 1997, stating that the Plan is qualified under Section 401(a) of the Internal Revenue Code ("the Code") and, therefore, the related trust is exempt from taxation. Once qualified, the Plan is required to operate in conformity with the Code to maintain its qualification. The plan administrator believes that the Plan is being operated in compliance with the applicable requirements of the Code and, therefore, believes that the Plan is qualified and the related trust is tax-exempt.

                                    Teledyne
                                   401(k) Plan

                    Notes to Financial Statements (continued)


5. PARTIES-IN-INTEREST

Plan investments, with the exception of the Pioneer Growth Fund, are units of the Custom Funds or the Income Accumulated Fund managed by Merrill Lynch. Merrill Lynch is the trustee as defined by the Plan and, therefore, these transactions qualify as party-in-interest. Trustee and investment fees paid during 1999 and 1998 were based on customary and reasonable rates for such services.

One of the investment vehicles available to employees is the Company Stock Fund. As of December 31, 1998, this fund was comprised of common stock of Allegheny Teledyne. In conjunction with the spin-offs of the Aerospace and Electronics and Consumer segments of Allegheny Teledyne into two new freestanding companies on November 29, 1999 (see Note 2), the Plan as a holder of shares of common stock prior to the spin-off received shares of the two new freestanding companies. As of December 31, 1999, the Company Stock Fund is comprised of common stock of the participating company. The participating company common stocks are either Allegheny Technologies, Teledyne Technologies Incorporated or Water Pik Technologies Inc.

6. SUBSEQUENT EVENTS

Effective April 1, 2000, Teledyne Technologies and Water Pik Technologies each established their own 401(k) plans. The Plan was then amended to operate as a "Single Employer Plan."

The two new companies will be responsible for their own recordkeeping and plan administration. Different investment opportunities for the three company stock funds are available to plan participants based upon which company employed the participant after the spin-off.

                                    Teledyne
                                   401(k) Plan

                             EIN 95-2282626 Plan 098

     Schedule H, Line 4(i)--Schedule of Assets Held for Investment Purposes
                                 at End of Year

                                December 31, 1999

                                 (000s Omitted)
                        Except for unit/share information



                           INVESTMENT DESCRIPTION                                 UNITS/SHARES        CURRENT VALUE
----------------------------------------------------------------------------- --------------------- ------------------
Collective Investment Fund:
   Income Accumulation Fund*                                                     1,467,162.1428            $ 23,023
                                                                                                    ==================

Mutual Fund:
   Pioneer Growth Fund                                                           1,508,364.6273            $ 30,408
                                                                                                    ==================

Custom Funds:
   Bond Index Fund*                                                                714,031.4326            $  8,697
   Country Selector Fund*                                                          518,560.1339               7,467
   Allegheny Technologies Stock Fund*                                            1,122,437.4185              10,742
   Teledyne Technologies Stock Fund*                                               129,832.9801               1,322
   Water Pik Technologies Stock Fund*                                               37,938.2079                 456
   S&P 500 Stock Fund*                                                           5,148,984.3930             130,527
   LifePath Income Fund*                                                           219,038.3169               2,957
   LifePath 2010 Fund*                                                             551,925.5844               8,682
   LifePath 2020 Fund*                                                           1,809,104.7604              33,305
   LifePath 2030 Fund*                                                             443,289.8402               8,591
   LifePath 2040 Fund*                                                             412,485.1826               8,786
                                                                                                    ------------------
Total Custom Funds                                                                                         $221,532
                                                                                                    ==================

Participant loans*                                                                6.0% to 9.5%             $  7,794
                                                                                                    ==================


* Party-in-interest

                                          Audited Financial Statements
                                          and Supplemental Schedules

                                          Oregon Metallurgical
                                          Corporation Savings Plan

                                          Years ended December 31, 1999 and 1998
                                          with Report of Independent Auditors

                  Oregon Metallurgical Corporation Savings Plan

                          Audited Financial Statements
                           and Supplemental Schedules

                     Years ended December 31, 1999 and 1998




                                    CONTENTS

Report of Independent Auditors ...............................................84

Audited Financial Statements

Statements of Net Assets Available for Benefits ..............................85
Statements of Changes in Net Assets Available for Benefits ...................86
Notes to Financial Statements ................................................87


Supplemental Schedules

Schedule H, Line 4i--Schedule of Assets Held for Investment Purposes at
  End of Year ................................................................96
Schedule H, Line 4j--Schedule of Reportable Transactions......................97

                         Report of Independent Auditors

To the Plan Administrator and Plan Participants
Oregon Metallurgical Corporation Savings Plan

We have audited the accompanying statements of net assets available for benefits of Oregon Metallurgical Corporation Savings Plan as of December 31, 1999 and 1998, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 1999 and 1998, and the changes in net assets available for benefits for the years then ended in conformity with accounting principles generally accepted in the United States.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental schedules of assets held for investment purposes at end of year as of December 31, 1999, and reportable transactions for the year then ended, are presented for the purpose of additional analysis and are not a required part of the financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These supplemental schedules are the responsibility of the Plan's management. The supplemental schedules have been subjected to the auditing procedures applied in the audits of the financial statements and, in our opinion, are fairly stated in all material respects in relation to the financial statements taken as a whole.


                                                        /s/ Ernst & Young LLP


Pittsburgh, Pennsylvania
June 19, 2000

                  Oregon Metallurgical Corporation Savings Plan

                 Statements of Net Assets Available for Benefits


                                                          DECEMBER 31
                                                    1999                1998
                                                --------------------------------

ASSETS
Cash                                            $   186,433         $   171,722
Investments, at fair value                       14,647,725          17,720,408
Receivables:
   Participants' contribution                            --             112,961
   Employer's matching contribution                 119,857             690,595
   Employer's share-per-day contribution            904,368           3,045,790
   Interest/dividends                                 8,934                  --
                                                -------------------------------
Total assets                                     15,867,317          21,741,476

LIABILITIES
Payable to participants                                  --             (71,091)
Payable to affiliated plan                          (16,522)                 --
Other                                                    --             (18,230)
                                                -------------------------------
Net assets available for benefits               $15,850,795         $21,652,155
                                                ===============================

See accompanying notes.

                  Oregon Metallurgical Corporation Savings Plan

           Statements of Changes in Net Assets Available for Benefits


                                                                YEAR ENDED DECEMBER 31
                                                               1999                1998
                                                         ----------------------------------

Additions:
   Additions to net assets attributed to:
     Contributions:
       Participants' pretax wage reductions               $ 1,168,499         $ 1,800,167
       Participants' after-tax wage reductions                     --              22,145
       Employer's matching contribution                       119,857             690,595
       Employer's share-per-day contribution                  921,273           3,045,790
       Participants' rollovers                                     --              89,705
                                                         ----------------------------------
     Total contributions                                    2,209,629           5,648,402

   Investment income (loss):
     Dividend and interest income                           1,018,183             793,190
     Net depreciation in fair value of investments         (1,282,484)         (1,706,417)
                                                         ----------------------------------
   Total investment loss                                     (264,301)           (913,227)
                                                         ----------------------------------
Total additions                                             1,945,328           4,735,175

Deductions:
   Benefits paid to participants                           (1,448,626)         (1,522,178)
   Transfer to affiliated plan                             (6,298,062)                 --
                                                         ----------------------------------
Net (decrease) increase                                    (5,801,360)          3,212,997

Net assets available for benefits:
   Beginning of year                                       21,652,155          18,439,158
                                                         ----------------------------------
   End of year                                            $15,850,795         $21,652,155
                                                         ==================================

See accompanying notes.

                  Oregon Metallurgical Corporation Savings Plan

                          Notes to Financial Statements

                                December 31, 1999


1. PLAN DESCRIPTION

The following description of the Oregon Metallurgical Corporation Savings Plan (the Plan) provides only general information. Participants should refer to the summary plan description for a more complete description of the Plan's provisions.

GENERAL

On March 24, 1998, the common stock of Oregon Metallurgical Corporation (OREMET or Company) was acquired by Allegheny Teledyne Incorporated (ATI). Under the terms of the merger agreement, OREMET shareholders received 1.296 shares of Allegheny Teledyne common stock in a tax-free exchange for each share of OREMET common stock.

Effective November 29, 1999, ATI's (the Plan Sponsor) name was changed to Allegheny Technologies Incorporated (ATI). In addition, two segments of the former ATI were spun off into two new freestanding public companies, Teledyne Technologies Incorporated and Water Pik Technologies, Inc. In conjunction with the spin-off, holders of ATI stock received the following distributions on November 29, 1999: one share of Water Pik Technologies, Inc. for every seven shares held of the former ATI shares and one share of Teledyne Technologies Incorporated for every twenty shares held of the former ATI shares held. A reverse stock split also occurred on November 29, 1999 in connection with the spin-off and resulted in one share of the new ATI shares for every two shares held of the former ATI shares.

In addition, effective January 1, 1999, salaried employees of OREMET became participants in another plan sponsored by ATI. As a result, during 1999, approximately $6.3 million in net assets were transferred out of the Plan.

The Plan is a profit sharing plan covering substantially all employees of the former OREMET who have completed 120 calendar days of employment. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

CONTRIBUTIONS

         Salary Reduction and Matching Contributions--Each year, participants may contribute up to 15%, subject to Internal Revenue Code limitations, of pretax annual compensation, as defined in the Plan. Participants may also contribute amounts representing distributions from other qualified defined benefit or defined contribution plans. During 1999 and 1998, the matching contribution was 25% and 100%, respectively, of the first 3% of a participant's eligible compensation limited to the respective participant's salary reduction contribution.

                  Oregon Metallurgical Corporation Savings Plan

1. PLAN DESCRIPTION (CONTINUED)

CONTRIBUTIONS (CONTINUED)

         Equity Contributions--During 1999 and in connection with the spin-off, the equity contribution was .0625 shares of the new ATI stock for each regular hour worked by the hourly employees subject to collective bargaining agreements. During 1998, the Company contributed one share of the former ATI stock for each day worked by a salaried employee and .125 shares of the former ATI stock for each regular hour worked by hourly employees subject to collective bargaining agreements.

         Company Voluntary Contributions--Each year the Company may contribute a supplemental Company contribution in an amount to be determined by the discretion of the Board of Directors. These contributions are subject to certain provisions of the Plan. There were no Company voluntary contributions in 1999 and 1998.

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

LOANS TO PARTICIPANTS

Active participants may borrow from their participant accounts a minimum of $1,000 up to a maximum of the lesser of (i) $50,000, reduced by the amount of all loans made to the participant during the twelve-month period prior to the loan being made, or (ii) 50% of vested balance of the participant's balance. Loan payments are credited to participant-directed funds in accordance with participant contribution instructions. Loan terms range from one to five years or up to ten years for the purchase of a primary residence. The loans are secured by the balance in the participant's account and bear interest at a rate commensurate with local prevailing rates as determined quarterly by the plan administrator. Principal and interest are paid ratably through monthly payroll deductions.

                  Oregon Metallurgical Corporation Savings Plan

1. PLAN DESCRIPTION (CONTINUED)

PAYMENT OF BENEFITS

On termination or upon death, disability or retirement of service, a participant or beneficiary may receive a lump-sum amount equal to the vested value of his or her account.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

The financial statements of the Plan are prepared under the accrual method of accounting.

INVESTMENT VALUATION AND INCOME RECOGNITION

The Plan's investments are stated at fair value. The shares of registered investment companies are valued at quoted market prices which represent the net asset values of shares held by the Plan at year-end. Shares of common stock are stated at the quoted market price on the New York Stock Exchange. The participant notes receivable are valued at their outstanding balances, which approximate fair value.

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

RECLASSIFICATION

Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

                  Oregon Metallurgical Corporation Savings Plan

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RISKS AND UNCERTAINTIES

The Plan provides for various investment options in several mutual funds and common stocks. Investment options are exposed to certain risks, such as interest rate, market and credit. Due to the level of risk associated with these investment options and the level of uncertainty related to changes in the value of these investments, it is at least reasonably possible that changes in risks in the near term would materially affect participants' account balances and the amounts reported in the statements of net assets available for benefits and the statements of changes in net assets available for benefits.

3. INVESTMENTS

The following presents investments that represent 5% or more of the Plan's net assets:

                                                                      DECEMBER 31
                                                                1999               1998
                                                            --------------------------------

Columbia Balanced Fund                                        $1,715,872       $1,941,291
Columbia Common Stock Fund                                     2,443,321        2,415,140
Columbia Special Fund                                          2,332,529        2,286,917
Allegheny Technologies, Inc. common stock*                     3,484,868        7,596,884
Columbia International Stock Fund                                857,280          910,253

*Nonparticipant-directed

The Plan's investments (including investments bought, sold and held during the year) appreciated (depreciated) in value during 1999 and 1998 as follows:

                                                               YEAR ENDED DECEMBER 31
                                                              1999                  1998
                                                         -------------------------------------

Mutual funds                                               $ 1,070,930          $    560,363
Oregon Metallurgical Corporation stock                              --             1,264,328
Allegheny Technologies, Inc. common stock                   (2,386,511)           (3,531,108)
Teledyne Technologies Incorporated common stock                  7,916                    --
Water Pik Technologies, Inc. common stock                       25,181                    --
                                                         -------------------------------------
                                                           $(1,282,484)          $(1,706,417)
                                                         =====================================

]                  Oregon Metallurgical Corporation Savings Plan

3. INVESTMENTS (CONTINUED)

Information about the net assets and the significant components of the changes in net assets relating to the nonparticipant-directed investments is as follows:

                                                                                  DECEMBER 31
                                                                      1999                             1998
                                              ------------------------------------------------------------------
                                                                   TELEDYNE
                                                 ALLEGHENY       TECHNOLOGIES       WATER PIK       ALLEGHENY
                                               TECHNOLOGIES,     INCORPORATED     TECHNOLOGIES,   TELEDYNE, INC.
                                                INC. COMMON      COMMON STOCK      INC. COMMON       COMMON
                                                   STOCK             STOCK            STOCK           STOCK
                                              ------------------------------------------------------------------
ASSETS
Cash                                            $   80,695         $     --        $     --        $    75,227
Investments, at fair value                       3,484,868          418,821         148,571          7,596,884
Receivables:
   Employer's matching contributions               119,857               --              --            690,595
   Employer's share-per-day contribution           904,368               --              --          3,045,790
   Interest/dividends                                8,575               --              --                 --
                                              ------------------------------------------------------------------
Total assets                                     4,598,363          418,821         148,571         11,408,496

LIABILITIES
Payable to affiliated plan                         (16,522)              --              --                 --
Other                                                   --               --              --            (94,110)
                                              ------------------------------------------------------------------
Net assets available for benefits               $4,581,841         $418,821        $148,571        $11,314,386
                                              ==================================================================

                  Oregon Metallurgical Corporation Savings Plan

3. INVESTMENTS (CONTINUED)

                                                                     DECEMBER 31, 1999
                                                  ---------------------------------------------------
                                                                 NONPARTICIPANT-DIRECTED
                                                  ---------------------------------------------------
                                                      ALLEGHENY          TELEDYNE         WATER PIK
                                                  TECHNOLOGIES, INC.  TECHNOLOGIES      TECHNOLOGIES,
                                                       COMMON         INCORPORATED      INC. COMMON
                                                       STOCK          COMMON STOCK         STOCK
                                                  ---------------------------------------------------

Additions:
   Additions to net assets attributed to:
     Contributions:
       Employer's matching contribution             $   119,857         $     --         $     --
       Employer's share-per-day contribution            921,081              132               60
                                                  -------------------------------------------------
     Total contributions                              1,040,938              132               60

   Investment income (loss):
     Dividend and interest income                       233,188               --               --
     Net (depreciation) appreciation in fair
       value of investments                          (2,386,511)           7,916           25,181
                                                  -------------------------------------------------
   Total investment (loss) income                    (2,153,323)           7,916           25,181
                                                  -------------------------------------------------
Total additions                                      (1,112,385)           8,048           25,241

Deductions:
   Benefits paid to participants                       (649,850)          (1,249)            (390)
                                                  -------------------------------------------------
(Decrease) increase prior to transfers               (1,762,235)           6,799           24,851

Transfers:
   Transfers to affiliated plan                      (3,272,584)              --               --
   Stock transfer                                      (541,828)         416,682          125,146
   Participant-directed transfers                    (1,155,898)          (4,660)          (1,426)
                                                  -------------------------------------------------
Net (decrease) increase                              (6,732,545)         418,821          148,571

Net assets available for benefits:
   Beginning of year                                 11,314,386               --               --
                                                  -------------------------------------------------
   End of year                                      $ 4,581,841         $418,821         $148,571
                                                  =================================================

                  Oregon Metallurgical Corporation Savings Plan

3. INVESTMENTS (CONTINUED)

                                                                                 DECEMBER 31, 1998
                                                                         --------------------------------
                                                                              NONPARTICIPANT-DIRECTED
                                                                         --------------------------------
                                                                            OREGON
                                                                         METALLURGICAL         ALLEGHENY
                                                                          CORPORATION        TELEDYNE, INC.
                                                                             STOCK           COMMON STOCK
                                                                         --------------------------------

Additions:
   Additions to net assets attributed to:
     Contributions:
       Employer's matching contribution                                  $         --         $   690,595
       Employer's share-per-day contribution                                       --           3,045,790
                                                                         --------------------------------
     Total contributions                                                           --           3,736,385

   Investment income (loss):
     Dividend and interest income                                                  --             185,828
     Net appreciation (depreciation) in fair value of investments
                                                                            1,264,328          (3,531,108)
                                                                         --------------------------------
   Total investment income (loss)                                           1,264,328          (3,345,280)
                                                                         --------------------------------
Total additions                                                             1,264,328             391,105

Deductions:
   Benefits paid to participants                                              (99,090)           (832,473)
                                                                         --------------------------------
Increase (decrease) prior to transfers                                      1,165,238            (441,368)

Transfers:
   Stock transfer                                                         (12,524,143)         12,524,143
   Participant-directed transfers                                          (1,952,167)           (768,389)
                                                                         --------------------------------
Net (decrease) increase                                                   (13,311,072)         11,314,386

Net assets available for benefits:
   Beginning of year                                                       13,311,072                  --
                                                                         --------------------------------
   End of year                                                           $         --         $11,314,386
                                                                         ================================

                  Oregon Metallurgical Corporation Savings Plan

4. TRANSACTIONS WITH RELATED PARTIES

Certain legal and accounting fees, and administrative fees are paid by the Company. The Plan holds 155,311, 44,376, and 15,536, respectively, of ATI, Teledyne Technologies Incorporated and Water Pik Technologies, Inc. shares of common stock at December 31, 1999.

5. INCOME TAX STATUS

The Plan has received a determination letter from the Internal Revenue Service
(IRS) dated February 4, 1997, stating that the Plan is qualified under Section 401(a) of the Internal Revenue Code (the Code) and, therefore, the related trust is exempt from taxation. Once qualified, the Plan is required to operate in conformity with the Code to maintain its qualification. The plan administrator believes the Plan is being operated in compliance with the applicable requirements of the Code and, therefore, believes that the Plan is qualified and the related trust is tax-exempt.

6. PLAN TERMINATION

Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA. In the event of plan termination, participants will become 100% vested in their accounts.

7. RECONCILIATION OF FINANCIAL STATEMENTS TO FORM 5500

The following is a reconciliation of net assets available for benefits per the financial statements to the Form 5500:

                                                                                          DECEMBER 31
                                                                                   1999                   1998
                                                                              --------------------------------------

Net assets available for benefits per the financial statements                  $15,850,795           $21,652,155
Amounts allocated to withdrawing participants                                       (12,480)             (750,755)
                                                                              --------------------------------------
Net assets available for benefits per the Form 5500                             $15,838,315           $20,901,400
                                                                              ======================================

                  Oregon Metallurgical Corporation Savings Plan

7. RECONCILIATION OF FINANCIAL STATEMENTS TO FORM 5500 (CONTINUED)

The following is a reconciliation of benefits paid to participants per the financial statements to the Form 5500:

                                                                                                    YEAR ENDED
                                                                                                    DECEMBER 31
                                                                                                        1999
                                                                                                  ----------------

Benefits paid to participants per the financial statements                                           $1,448,626
Add:  Amounts allocated to withdrawing participants at December 31, 1999
                                                                                                         12,480
Deduct:  Amounts allocated to withdrawing participants at December 31,
   1998                                                                                                (750,755)
                                                                                                  ----------------
Benefits paid to participants per the Form 5500                                                      $  710,351
                                                                                                  ================

Amounts allocated to withdrawing participants are recorded on the Form 5500 for requests for benefit payments that have been processed and approved for payment prior to December 31 but not yet paid as of that date.

                  Oregon Metallurgical Corporation Savings Plan

                             EIN 93-0448167 Plan 004

      Schedule H, Line 4i--Schedule of Assets Held for Investment Purposes
                                 at End of Year

                                December 31, 1999


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

           Columbia Funds:
              U.S. Government                      35,908 shares                      NR                $   294,448
              Balanced Fund                        69,412 shares                      NR                  1,715,872
              Fixed Income Fund                    23,943 shares                      NR                    297,847
              Common Stock Fund                    84,544 shares                      NR                  2,443,321
              International Stock Fund             37,583 shares                      NR                    857,280
              Special Fund                         77,932 shares                      NR                  2,332,529
              Real Estate Equity Fund              28,353 shares                      NR                    413,104
              Growth Fund                          11,083 shares                      NR                    542,093
              Small Cap Fund                        1,454 shares                      NR                     39,647

           Victory Institutional Money
              Market Fund                                                                                   186,433

    *      Allegheny Technologies Incorporated
              Common Stock                        155,311 shares                  $5,272,172              3,484,868

    *      Teledyne Technologies Incorporated
              Common Stock                         44,376 shares                     526,855                418,821

    *      Water Pik Technologies, Inc. Common
              Stock                                15,536 shares                     158,673                148,571

           Participant loans                       5.9% to 7.25%                          --              1,659,324
                                                                                                     -----------------
                                                                                                        $14,834,158
                                                                                                     =================

*Party-in-interest to the Plan

NR--Not required

                  Oregon Metallurgical Corporation Savings Plan

                             EIN 93-0448167 Plan 004

            Schedule H, Line 4j--Schedule of Reportable Transactions

                          Year ended December 31, 1999


                                                                                                   CURRENT
                                                                         EXPENSE                  VALUE ON
   IDENTITY OF                                PURCHASE     SELLING   INCURRED WITH   COST OF    TRANSACTION       NET GAIN OR
 PARTY INVOLVED     DESCRIPTION OF ASSET       PRICE       PRICE      TRANSACTION     ASSET         DATE            (LOSS)
------------------------------------------------------------------------------------------------------------------------------
       (a)                  (b)                 (c)         (d)          (f)           (g)          (h)               (i)

Category (iii)--Series of transactions in excess of 5% of plan assets
---------------------------------------------------------------------
Key Trust     Allegheny Technologies
                Incorporated Common Stock   $       --  $1,460,161       $--      $1,368,689    $1,460,161         $91,472
              Allegheny Technologies
                Incorporated Common Stock       64,317          --        --          64,317        64,317              --
              Victory Institutional Money
                Market Fund                         --   1,264,589        --       1,264,589     1,264,589              --
              Victory Institutional Money
                Market Fund                  1,263,290          --        --       1,263,290     1,263,290              --

There were no Category (i), (ii) or (iv) transactions during the year ended December 31, 1999.

Column (e) was not used.

 "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" of
Part IV of the 1999 Form 10-K is hereby amended and restated in its entirety to read as follows:

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

(A)      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

(1)      FINANCIAL STATEMENTS

         (A) The following consolidated financial statements included on pages 29 to 51 of the 1999 Annual Report are incorporated herein by reference:

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

     Report of Ernst & Young LLP, Independent Auditors

     Notes to Consolidated Financial Statements

         (B) The following financial statements for the plans listed below are filed with this Amendment No. 1 under Item 8 of Part II:

(i)      Allegheny Ludlum Retirement Savings Plan

             Report of Independent Auditors
             Statement of Net Assets Available for Benefits at December 31,
               1999 and December 31, 1998
             Statement of Changes in Net Assets Available for Benefits, Year
                Ended December 31, 1999 and December 31, 1998
             Notes to Financial Statements

(ii)     401(k) Savings Account Plan for Employees of the Washington Plant

             Report of Independent Auditors
             Statement of Net Assets Available for Benefits at December 31,
               1999 and December 31, 1998
             Statement of Changes in Net Assets Available for Benefits, Year
               Ended December 31, 1999 and December 31, 1998
             Notes to Financial Statements

(iii) Savings and Security Plan of the Lockport and Waterbury Facilities of Allegheny Ludlum Corporation

             Report of Independent Auditors
             Statement of Net Assets Available for Benefits at December 31,
               1999 and December 31, 1998
             Statement of Changes in Net Assets Available for Benefits, Year
               Ended December 31, 1999 and December 31, 1998
             Notes to Financial Statements

(iv) Allegheny Ludlum Corporation Personal Retirement and 401(k) Savings Account Plan

             Report of Independent Auditors
             Statement of Net Assets Available for Benefits at December 31,
               1999 and December 31, 1998
             Statement of Changes in Net Assets Available for Benefits, Year
               Ended December 31, 1999 and December 31, 1998
             Notes to Financial Statements

(v)      Teledyne 401(k) Plan

             Report of Independent Auditors
             Statement of Net Assets Available for Benefits at December 31,
               1999 and December 31, 1998
             Statement of Changes in Net Assets Available for Benefits, Year
               Ended December 31, 1999 and December 31, 1998
             Notes to Financial Statements


(vi)     Oregon Metallurgical Corporation Savings Plan

             Report of Independent Auditors
             Statement of Net Assets Available for Benefits at December 31,
                1999 and December 31, 1998
             Statement of Changes in Net Assets Available for Benefits, Year
               Ended December 31, 1999 and December 31, 1998
             Notes to Financial Statements

(2)      FINANCIAL STATEMENT SCHEDULES

    The following financial statement schedules with respect to the plans listed below are filed with this Amendment No. 1 under Item 8 of Part II:

(i)      Allegheny Ludlum Retirement Savings Plan

         Schedule H, Line 4(i) - Schedule of Assets Held for Investment Purposes - December 31, 1999

(ii)     401(k) Savings Account Plan for Employees of the Washington Plant

         Schedule H, Line 4(i) - Schedule of Assets Held for Investment Purposes - December 31, 1999

(iii) Savings and Security Plan of the Lockport and Waterbury Facilities of Allegheny Ludlum Corporation

         Schedule H, Line 4(i) - Schedule of Assets Held for Investment Purposes - December 31, 1999

(iv) Allegheny Ludlum Corporation Personal Retirement and 401(k) Savings Account Plan

         Schedule H, Line 4(i) - Schedule of Assets Held for Investment Purposes - December 31, 1999

(v)      Teledyne 401(k) Plan

         Schedule H, Line 4(i) - Schedule of Assets Held for Investment Purposes - December 31, 1999

(vi)     Oregon Metallurgical Corporation Savings Plan

         Schedule H, Line 4(i) - Schedule of Assets Held for Investment Purposes - December 31, 1999

         Schedule H, Line 4(j) - Schedule of Reportable Transactions - Year Ended December 31, 1999



(3)      EXHIBITS

         A list of exhibits included in the 1999 Form 10-K or incorporated by reference is found in the Exhibit Index beginning on page 26 of the 1999 Form 10-K and incorporated herein by reference. In addition, by virtue of Amendment No. 1, the following exhibit is added to such Exhibit Index, as Exhibit 23.2, and filed with Amendment No. 1:

          Exhibit No.               Description
          -----------               -----------
             23.2                   Consent of Ernst & Young LLP

(B)      REPORTS ON FORM 8-K FILED IN THE FOURTH QUARTER OF 1999:

          The Company filed a current year report on Form 8-K on November 29, 1999, regarding the completion of the spin-offs of Teledyne Technologies Incorporated and Water Pik Technologies, Inc. The Company also reported unaudited pro forma financial information to reflect the reclassification of sold and spun-off companies as discontinued operations and to reflect the Company's Flat-Rolled Products, High Performance Metals, and Industrial Products segments.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A (Amendment No. 1) to be signed on its behalf by the undersigned duly authorized.

                                   Allegheny Technologies Incorporated


Date:   June 28, 2000              By: /s/ Judd R. Cool
                                      ---------------------------------------
                                       Judd R. Cool
                                       Senior Vice President, Human Resources

                                  EXHIBIT INDEX

Exhibit No.          Description                            Method of Filing
-----------          -----------                            ----------------
   23.2              Consent of Ernst & Young LLP           Filed herewith