Form 10-Q
period 2000-06-30
ALLEGHENY TECHNOLOGIES INC
filed 2000-08-07
CIK 1018963

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From         to
                                                ---------  ---------
                         Commission File Number 1-12001

                       ALLEGHENY TECHNOLOGIES INCORPORATED
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


               Delaware                                    25-1792394
    -------------------------------                   ---------------------
    (State or Other Jurisdiction of                     (I.R.S. Employer
     Incorporation or Organization)                   Identification Number)

          1000 Six PPG Place
       Pittsburgh, Pennsylvania                            15222-5479
 --------------------------------------               ---------------------
(Address of Principal Executive Offices)                   (Zip Code)

                                 (412) 394-2800
               --------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)



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

At July 31, 2000, the Registrant had outstanding 81,305,923 shares of its Common Stock.

                       ALLEGHENY TECHNOLOGIES INCORPORATED
                                  SEC FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000


                                      INDEX

                                                                        Page No.

PART I. - FINANCIAL INFORMATION

       Item 1.  Financial Statements

       Consolidated Balance Sheets                                          3

       Consolidated Statements of Income                                    4

       Consolidated Statements of Cash Flows                                5

       Notes to Consolidated Financial Statements                           6

       Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                              13

       Item 3.  Quantitative and Qualitative
                Disclosures About Market Risk                              18

PART II. - OTHER INFORMATION

       Item 1.  Legal Proceedings                                          20

       Item 4.  Submission of Matters to a Vote
                of Security Holders                                        20

       Item 6.  Exhibits and Reports on Form 8-K                           20

       Signatures                                                          21

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

              ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (In millions except share and per share amounts)

                                                       June 30,    December 31,
                                                         2000         1999
                                                       --------     --------
                                                      (Unaudited)
ASSETS
------
Cash and cash equivalents                              $   41.5     $   50.7
Accounts receivable                                       347.1        341.2
Inventories                                               619.4        558.3
Deferred income taxes                                      47.4         62.6
Prepaid expenses and other current assets                  19.6         20.7
                                                       --------     --------
     Total Current Assets                               1,075.0      1,033.5
Property, plant and equipment                             904.6        912.4
Prepaid pension cost                                      567.5        503.7
Cost in excess of net assets acquired                     196.0        204.2
Other assets                                               90.6         96.8
                                                       --------     --------
     Total Assets                                      $2,833.7     $2,750.6
                                                       ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Accounts payable                                       $  192.4     $  172.9
Accrued liabilities                                       212.6        214.4
Short-term debt and current portion of long-term
     debt                                                  28.7        152.7
                                                       --------     --------
     Total Current Liabilities                            433.7        540.0
Long-term debt                                            529.7        200.3
Accrued postretirement benefits                           537.7        544.8
Other                                                     275.2        265.3
                                                       --------     --------
     Total Liabilities                                  1,776.3      1,550.4
                                                       --------     --------

STOCKHOLDERS' EQUITY:
Preferred value, par value $0.10: authorized-
     50,000,000 shares; issued-None                          --           --
Common stock, par value $0.10, authorized-500,000,000
     shares; issued-98,951,490 shares at June 30, 2000
     and December 31, 1999; outstanding-81,665,235 shares
     at June 30, 2000 and 90,368,196 shares at
     December 31, 1999                                      9.9          9.9
Additional paid-in capital                                481.1        481.0
Retained earnings                                       1,041.3        994.5
Treasury stock: 17,286,255 shares at June 30, 2000
   and 8,583,294 shares at December 31, 1999             (459.5)      (288.7)
Foreign currency translation losses                       (16.9)        (3.7)
Unrealized gains on securities                              1.5          7.2
                                                       --------     --------
     Total Stockholders' Equity                         1,057.4      1,200.2
                                                       --------     --------
     Total Liabilities and Stockholders' Equity        $2,833.7     $2,750.6
                                                       ========     ========

The accompanying notes are an integral part of these statements.

              ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In millions except per share amounts)
                                   (Unaudited)

                                                Three Months Ended             Six Months Ended
                                                     June 30,                      June 30,
                                               --------------------         ----------------------
                                                2000          1999           2000            1999
                                               ------        ------         ------          ------

Sales                                          $638.3        $572.7        $1,263.7        $1,158.2

Costs and expenses:
  Cost of sales                                 514.8         458.4         1,025.5           921.3
  Selling and administrative expenses            53.0          50.6           104.0           102.4
  Interest expense, net                           7.4           8.4            14.3            17.4
                                               ------        ------        --------        --------
                                                575.2         517.4         1,143.8         1,041.1

Earnings before other income                     63.1          55.3           119.9           117.1
Other income                                      5.5           2.8            13.9             3.2
                                               ------        ------        --------        --------

Income from continuing operations
  before income taxes                            68.6          58.1           133.8           120.3

Provision for income taxes                       24.9          21.5            48.8            43.3
                                               ------        ------        --------        --------


Income from continuing operations                43.7          36.6            85.0            77.0

Income from discontinued operations,
  net of tax                                       --          20.7              --            40.9
                                               ------        ------        --------        --------


Net income                                     $ 43.7        $ 57.3        $   85.0        $  117.9
                                               ======        ======        ========        ========

Basic net income per common share:
  Income from continuing operations            $ 0.53        $ 0.38        $   1.00        $   0.80
  Income from discontinued operations              --          0.22              --            0.42
                                               ------        ------        --------        --------
Basic net income per common share              $ 0.53        $ 0.60        $   1.00        $   1.22
                                               ======        ======        ========        ========

Diluted net income per common share:
  Income from continuing operations            $ 0.53        $ 0.38        $   1.00        $   0.79
  Income from discontinued operations              --          0.21              --            0.42
                                               ------        ------        --------        --------
Diluted net income per common share            $ 0.53        $ 0.59        $   1.00        $   1.21
                                               ======        ======        ========        ========

Dividends declared per common share            $ 0.20        $ 0.32        $   0.40        $   0.64
                                               ======        ======        ========        ========


The accompanying notes are an integral part of these statements.

              ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)

                                                                     Six Months Ended
                                                                          June 30,
                                                                  -----------------------
                                                                   2000            1999
                                                                  ------          ------
OPERATING ACTIVITIES:
  Net income                                                     $  85.0         $ 117.9
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                   49.9            47.2
    Deferred income taxes                                           13.7            (2.0)
    Gains on sales of investments and businesses                   (11.4)           (0.2)
    Income from discontinued operations, net of tax                   --           (40.9)
  Change in operating assets and liabilities:
    Prepaid pension cost                                           (63.7)          (51.2)
    Inventories                                                    (54.9)           10.0
    Accounts payable                                                19.5             5.1
    Accounts receivable                                             (5.9)          (20.8)
    Accrued income taxes                                             0.1            11.6
  Other                                                              2.5             2.0
                                                                 -------         -------
CASH PROVIDED BY OPERATING ACTIVITIES                               34.8            78.7

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                       (28.0)          (42.8)
  Purchases of businesses and investment in ventures               (25.4)           (1.7)
  Proceeds from the sales of investments and businesses             16.7             6.0
  Disposals of property, plant and equipment                         4.0             7.3
  Other                                                             (3.0)            2.0
                                                                 -------         -------
CASH USED IN INVESTING ACTIVITIES                                  (35.7)          (29.2)

FINANCING ACTIVITIES:
  Net borrowings under credit agreements                           206.1            48.2
  Borrowings on long-term debt                                       2.4            --
  Payments on long-term debt and capital leases                     (0.9)           (1.2)
                                                                 -------         -------
    Net increase in debt                                           207.6            47.0
  Purchases of treasury stock                                     (183.7)         (108.6)
  Cash dividends                                                   (33.8)          (61.8)
  Exercises of stock options                                         1.6             3.5
                                                                 -------         -------
CASH USED IN FINANCING ACTIVITIES                                   (8.3)         (119.9)

CASH PROVIDED BY DISCONTINUED OPERATIONS                              --            55.4
                                                                 -------         -------
DECREASE IN CASH AND CASH EQUIVALENTS                               (9.2)          (15.0)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR                  50.7            74.2
                                                                 -------         -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  41.5         $  59.2
                                                                 =======         =======

Cash provided by operating activities in 2000 is net of payment of taxes on gain on sale of investments of $4.2 million. Excluding this tax payment, cash provided by operating activities was $39.0 million.

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

Accounting Pronouncements

         Financial Accounting Standards Board ("FASB") Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998, and amended in June 2000, pursuant to FASB Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities: an amendment of FASB No. 133." These statements establish accounting and reporting standards for derivative instruments and hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, FASB Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities: Deferral of the Effective Date of FASB Statement No. 133" was issued. This statement delays the effective date of FASB Statement No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is presently evaluating the effect of adopting these statements as they relate to derivative instruments and hedging activities.

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

         Discontinued operations include all companies that were spun-off or sold.

         Results of discontinued operations were as follows (in millions):

                                           Three Months       Six Months
                                              Ended             Ended
                                          June 30, 1999     June 30, 1999
                                          -------------     -------------

Net sales                                    $345.3            $694.4
                                             ======            ======

Income before taxes                            32.9              63.9
Provision for income taxes                     12.2              23.0
                                             ------            ------
Income from discontinued operations          $ 20.7            $ 40.9
                                             ======            ======

NOTE 3.  INVENTORIES

         Inventories were as follows (in millions):

                                                 June 30,         December 31,
                                                   2000              1999
                                                 -------           -------

Raw materials and supplies                       $ 122.0           $108.1
Work-in-process                                    537.8            437.8
Finished goods                                     105.1            113.1
                                                 -------           ------
Total inventories at current cost                  764.9            659.0
Less allowances to reduce current cost
     values to LIFO basis                         (137.0)           (95.0)
Progress payments                                   (8.5)            (5.7)
                                                 -------           ------
Total inventories                                $ 619.4           $558.3
                                                 =======           ======

NOTE 4.  BUSINESS SEGMENTS

         Information on the Company's business segments was as follows (in millions):

                                    Three Months Ended      Six Months Ended
                                         June 30,                June 30,
                                    ------------------      ------------------
                                     2000        1999        2000        1999
                                    ------      ------      ------      ------
Total sales:
Flat-Rolled Products                $393.3      $326.5     $  773.9    $  641.7
High Performance Metals              200.9       202.9        398.2       415.7
Industrial Products                   71.1        68.7        143.0       147.0
                                    ------      ------     --------    --------
                                     665.3       598.1      1,315.1     1,204.4
Intersegment sales:

Flat-Rolled Products                  10.0         6.2         16.6        10.8
High Performance Metals               17.0        19.2         34.8        35.4
                                    ------      ------     --------    --------
                                      27.0        25.4         51.4        46.2

Sales to external customers:

Flat-Rolled Products                 383.3       320.3        757.3       630.9
High Performance Metals              183.9       183.7        363.4       380.3
Industrial Products                   71.1        68.7        143.0       147.0
                                    ------      ------     --------    --------
                                    $638.3      $572.7     $1,263.7    $1,158.2
                                    ======      ======     ========    ========


Operating Profit:

Flat-Rolled Products                $ 32.6      $ 28.2     $   69.0    $   61.9
High Performance Metals               17.4        23.5         31.7        49.2
Industrial Products                    7.4         1.0         14.0         8.4
                                    ------      ------     --------    --------
Total operating profit                57.4        52.7        114.7       119.5

Corporate expenses                    (7.6)       (7.9)       (15.9)      (17.0)
Interest expense, net                 (7.4)       (8.4)       (14.3)      (17.4)
Gains on asset sales and other         3.5         7.3          4.0         5.9
Excess pension income                 22.7        14.4         45.3        29.3
                                    ------      ------     --------    --------

Income from continuing
    operations before income
    taxes                           $ 68.6      $ 58.1     $  133.8    $  120.3
                                    ======      ======     ========    ========

Excess pension income represents the amount of pension income in excess of amounts allocated to business segments to offset pension and other postretirement benefit expenses.

NOTE 5. NET INCOME PER SHARE

         The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

                                          Three Months Ended     Six Months Ended
                                               June 30,              June 30,
                                          ------------------     ----------------
                                           2000        1999       2000       1999
                                          ------      ------     ------     ------
Numerator:
  Income from continuing operations       $43.7       $36.6       $85.0     $ 77.0
  Income from discontinued
   operations                                --        20.7          --       40.9
                                          -----       -----       -----     ------
  Numerator for basic and diluted
    net income per common share -
    net income available to common
    stockholders                          $43.7       $57.3       $85.0     $117.9
                                          =====       =====       =====     ======

Denominator:
  Weighted average shares                  82.8        96.1        85.0       96.6
  Contingent issuable stock                 0.1         0.1         0.1        0.1
                                          -----       -----       -----     ------
  Denominator for basic net
    income per common share                82.9        96.2        85.1       96.7

Effect of dilutive securities:
  Employee stock options                    0.1         0.6         0.1        0.6
                                          -----       -----       -----     ------
  Dilutive potential common
    shares                                  0.1         0.6         0.1        0.6

  Denominator for diluted net
    income per common share -
    adjusted weighted average shares       83.0        96.8        85.2       97.3
                                          =====       =====       =====     ======

Basic net income per common share:
  Income from continuing operations       $0.53       $0.38       $1.00     $ 0.80
  Income from discontinued
    operations                               --        0.22          --       0.42
                                          -----       -----       -----     ------
Basic net income per common share         $0.53       $0.60       $1.00     $ 1.22
                                          =====       =====       =====     ======

Diluted net income per common share:
  Income from continuing operations       $0.53       $0.38       $1.00     $ 0.79
  Income from discontinued
    operations                               --        0.21          --       0.42
                                          -----       -----       -----     ------
Diluted net income per common share       $0.53       $0.59       $1.00     $ 1.21
                                          =====       =====       =====     ======



NOTE 6. COMPREHENSIVE INCOME

         The components of comprehensive income, net of tax, were as follows (in millions):

                                              Three Months Ended     Six Months Ended
                                                  June 30,                June 30,
                                              ------------------     ----------------
                                               2000        1999       2000      1999
                                              ------      ------     ------    ------

Net income                                   $ 43.7       $57.3     $ 85.0     $117.9
Foreign currency translation losses           (11.1)       (4.9)     (13.2)      (5.1)

Unrealized gains (losses) on securities:
  Unrealized holding gains arising
    during period                               1.1         3.8        1.7        4.6
  Less: realized gains included in
    net income                                   --          --        7.4         --
                                             ------       -----     ------     ------
                                                1.1         3.8       (5.7)       4.6
                                             ------       -----     ------     ------

Comprehensive income                         $ 33.7       $56.2     $ 66.1     $117.4
                                             ======       =====     ======     ======

NOTE 7. STOCKHOLDERS' EQUITY

         Allegheny Technologies paid a cash dividend of $0.20 per share of common stock in each of the 2000 first and second quarters and paid a cash dividend of $0.32 per share of common stock in each of the 1999 first and second quarters.

         On October 1, 1998, the Company's Board of Directors authorized a stock repurchase program to acquire up to 10 million shares of Allegheny Technologies common stock. In December 1999, the Company's Board of Directors increased the number of shares authorized for purchase in the stock repurchase program by 10 million shares. The shares may be purchased from time-to-time in the open market or in negotiated transactions. In the first six months of 2000, the Company had repurchased 9.2 million shares for $183.7 million under this program. From the inception of the share repurchase program through July 31, 2000, the Company has repurchased 18.7 million shares at a cost of $497.6 million.

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

         At June 30, 2000, the Company's reserves for environmental remediation obligations totaled approximately $57.0 million, of which approximately $15.8 million was included in other current liabilities. The reserve includes estimated probable future costs of $21.9 million for federal Superfund and comparable state-managed sites; $4.0 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $18.3 million for owned or controlled sites at which Company operations have been discontinued; and $12.8 million for sites utilized by the Company in its ongoing operations. The Company is evaluating whether it may be able to recover a portion of future costs for environmental liabilities from third parties other than participating potentially responsible parties.

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

         Various claims (whether based on U.S. Government or Company audits and investigations or otherwise) have been or may be asserted against the Company related to its U.S. Government contract work, principally related to the former operations of Teledyne, Inc., including claims based on business practices and cost classifications. The Company also learns from time to time that it has been named as a defendant in civil actions filed under seal pursuant to the False Claims Act, principally related to the former operations of Teledyne, Inc. Although such claims are generally resolved by detailed fact-finding and negotiation, on those occasions when they are not so resolved, civil or criminal legal or administrative proceedings may ensue. Depending on the circumstances and the outcome, such proceedings could result in fines, penalties, compensatory and treble damages or the cancellation or suspension of payments under one or more U.S. Government contracts. Under government regulations, a company, or one or more of its operating divisions or units, can also be suspended or debarred from government contracts based on the results of investigations. Given the limited extent of the Company's business with the U.S. Government, the Company believes that a suspension or debarment of the Company would not have a material adverse effect on the future operating results and consolidated financial condition of the Company. Although the outcome of these matters cannot be predicted with certainty, management does not believe there is any audit, review or investigation currently pending against the Company of which management is aware that is likely to have a material adverse effect on the Company's financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period. Generally, since False Claims Act cases are under seal, the Company does not in all cases possess sufficient information to determine whether the Company will sustain a material loss in connection with such cases, or to reasonably estimate the amount of any loss attributable to such cases.

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

         In connection with the spin-offs of Teledyne and Water Pik, the Company received a tax ruling from the Internal Revenue Service stating that the spin-offs will be tax-free to the Company and the Company's stockholders. While the tax ruling, as supplemented, relating to the qualification of the spin-offs as tax-free distributions within the meaning of the Internal Revenue Code generally is binding on the Internal Revenue Service, the continuing validity of the tax ruling, as supplemented, is subject to certain factual representations and uncertainties that, among other things, require the new companies to take or refrain from taking certain actions. If a spin-off were not to qualify as a tax-free distribution within the meaning of the Internal Revenue Code, the Company would recognize taxable gain generally equal to the amount by which the fair market value of the common stock distributed to the Company's stockholders in the spin-off exceeded the Company's basis in the new company's assets. In addition, the distribution of the new company's common stock to Company stockholders would generally be treated as taxable to the Company's stockholders in an amount equal to the fair market value of the common stock they received. If a spin-off qualified as a distribution within the meaning of the Internal Revenue Code but was disqualified as tax-free to the Company because of certain post-spin-off circumstances, the Company would recognize taxable gain as described in the preceding sentence, but the distribution of the new company's common stock to the Company's stockholders in the spin-off would generally be tax-free to each Company stockholder. In the spin-offs, the new companies executed tax sharing and indemnification agreements in which each agreed to be responsible for any taxes imposed on and other amounts paid by the Company, its agents and representatives and its stockholders as a result of the failure of the spin-off to qualify as a tax-free distribution within the meaning of the Internal Revenue Code if the failure or disqualification is caused by post-spin-off actions by or with respect to that company or its stockholders. Potential liabilities under these agreements could exceed the respective new company's net worth by a substantial amount. If either or both of the spin-offs were not to qualify as tax-free distributions to the Company or its stockholders, and either or both of the new companies were unable or otherwise failed to satisfy the liabilities they assumed under the tax sharing and indemnification agreements, the Company could be required to satisfy them without full recourse against the new companies. This could have a material adverse effect on the Company's results of operations and financial condition.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Allegheny Technologies is one of the largest and most diversified producers of specialty materials in the world. It operates in the following three business segments which accounted for the following percentages of total sales for the 2000 and 1999 six months:

                                               2000         1999
                                              ------       ------

               Flat-Rolled Products             60%          54%
               High Performance Metals          29%          33%
               Industrial Products              11%          13%

         For the 2000 six months, operating profit was $114.7 million compared to $119.5 million for the same 1999 period. Sales increased 9.1 percent to $1,263.7 million for the 2000 six months compared to $1,158.2 million for the same 1999 period.

         Income from continuing operations was $85.0 million, or $1.00 per diluted share, for the 2000 six months, compared to $77.0 million, or $0.79 per diluted share, for the 1999 six months. Net income was $85.0 million, or $1.00 per diluted share for the 2000 six months, compared to $117.9 million, or $1.21 per diluted share, for the same 1999 period. Net income in the first six months of 2000 was increased by $5.0 million, or $0.06 per share, which included a gain on the sale of a minority interest in Gul Technologies Singapore Ltd., partially offset by a charge for exiting the tungsten mill products business of Metalworking Products.

         Sales and operating profit for the Company's three business segments are discussed below.

FLAT-ROLLED PRODUCTS SEGMENT

         Second quarter 2000 operating profit increased to $32.6 million from $28.2 million in the same year-ago period in spite of significantly higher raw materials costs. Sales increased 19.7 percent to $383.3 million compared to the prior year second quarter. For the six-month period, operating profit increased to $69.0 million and sales increased 20.0 percent to $757.3 million from the comparable 1999 period. The overall improvement in sales and operating profit resulted from the segment's diversified product mix and markets as well as flexible production capabilities. Strong demand in the 2000 second quarter for standard strip, high-value Precision Rolled Strip(R), pipe and tube, emission control and silicon steel products offset lower demands for some commodity stainless steel products sold to service centers and the impact of increased imports of these products during 2000. The segment continued to benefit from on-going cost reduction efforts.

         The average prices of flat-rolled products in the second quarter and six months of 2000 were $2,403 and $2,350 per ton, respectively, compared to $2,019 and $2,022 per ton in the same 1999 periods. This increase was due primarily to the impact of revised raw materials surcharge base levels, price increases and a favorable product mix. Tons shipped in the second quarter and six month periods of 2000 were 159,535 tons and 322,344 tons respectively, compared to 158,687 tons and 312,061 tons for the same periods of 1999.

HIGH PERFORMANCE METALS SEGMENT

         Operating profit decreased 35.6 percent and 26.0 percent compared to the 1999 six months and second quarter, respectively. Sales for the 2000 six months decreased 4.4% compared to the 1999 six months and was relatively unchanged for the second quarter 2000 compared to the 1999 period. The declines in sales and operating profit resulted from continued pricing pressure related to titanium products and an unfavorable $6.5 million swing in the net effect of LIFO changes, resulting primarily from higher nickel costs in the second quarter 2000. These factors were partially offset by continued strong demand for nickel-based superalloys and specialty steel alloys from the growing markets for electrical power generation turbines and biomedical products. In addition, shipments were strong for niobium-titanium alloys for superconducting applications, nickel-titanium shape memory alloys for cellular phones and nickel-titanium super-elastic alloys for the medical industry.

         Comparative information on the segment's major products is provided in the following table:

                                               Three Months Ended      Six Months Ended
                                                     June 30,              June 30,
                                               ------------------     ------------------
                                                2000        1999       2000        1999
                                               ------      ------     ------      ------

Volume (000's pounds):
 Nickel-based and specialty steel alloys        11,671     11,051     23,894      22,972
 Titanium mill products                          5,849      6,246     11,958      12,187
 Zirconium and related alloys                    1,046      1,016      1,976       2,274

Average prices (per pound):
 Nickel-based and specialty steel alloys       $  5.80    $  5.89    $  5.76     $  6.00
 Titanium mill products                        $ 10.79    $ 11.27    $ 10.89     $ 11.99
 Zirconium and related alloys                  $ 32.58    $ 30.76    $ 31.65     $ 28.62

INDUSTRIAL PRODUCTS SEGMENT

         Operating profit for the 2000 second quarter was $7.4 million compared to $1.0 million for the same quarter of 1999, and sales increased 3.5 percent to $71.1 million compared to the same prior period. For the 2000 six months, operating profit increased 66.7 percent to $14.0 million while sales decreased
2.7 percent to $143.0 million. Sales and operating profit at Metalworking Products, the largest company in the segment, improved compared to the same 1999 periods due to stronger industrial demand and cost savings, including previously announced workforce reductions. On June 20, 2000, the Company announced its intention to sell Portland Forge and Casting Service.

CORPORATE ITEMS

         Corporate expenses decreased to $7.6 million for the 2000 second quarter and decreased to $15.9 million for the 2000 six months, compared to the respective 1999 periods, due to continued cost controls including 25 percent fewer employees. Net interest expense decreased to $7.4 million for the second quarter 2000 from $8.4 million for the second quarter 1999. Net interest expense decreased to $14.3 million for the 2000 six months compared to $17.4 million for the 1999 six months due to a decrease in the average debt outstanding. Excess pension income increased to $22.7 million for the 2000 second quarter and increased to $45.3 million 2000 six months compared to $14.4 million and $29.3 million, respectively, in the same 1999 periods due to higher pension assets as a result of strong investment performance during 1999.

SPECIAL ITEMS

         Six months 2000 results include first quarter special items of $5.0 million, or $0.06 per share. These items include a gain on the sale of a minority interest in Gul Technologies Singapore Ltd., included in other income, partially offset by a charge for exiting the tungsten mill products business of Metalworking Products included in cost of sales. Net income in the second quarter 2000 and 1999 was not impacted by special items.

NEW ACCOUNTING PRONOUNCEMENTS

         Financial Accounting Standards Board ("FASB") Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998, and amended in June 2000, pursuant to FASB Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities: an amendment of FASB No. 133. These statements establish accounting and reporting standards for derivative instruments and hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, FASB Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities: Deferral of the Effective Date of FASB Statement No. 133" was issued. This statement delays the effective date of FASB Statement No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is presently evaluating the effect of adopting these statements as they relate to derivative instruments and hedging activities.

INCOME TAXES

         The Company's effective tax rate from continuing operations was 36.3 percent and 36.5 percent, respectively, for the 2000 second quarter and six months, compared to 37.0 percent and 36.0 percent, respectively, for the same periods in 1999. The 2000 and 1999 rates reflect benefits from federal and state tax planning initiatives.

FINANCIAL CONDITION AND LIQUIDITY

         Working capital increased to $641.3 million at June 30, 2000, compared to $493.5 million at December 31, 1999. The current ratio increased to 2.5 from
1.9 in this same period. The increase in working capital was primarily due to the shifting of short-term debt to long-term debt and higher inventory resulting partially from increased costs for nickel.

         In the first six months of 2000, cash generated from operations of $34.8 million, proceeds from the net increase in debt of $207.6 million and proceeds from the sale of investments of $16.7 million were used to repurchase shares for $183.7 million, pay dividends of $33.8 million and invest $28.0 million in capital equipment and business expansion. Cash transactions plus cash on hand at the beginning of the year resulted in a cash position of $41.5 million at June 30, 2000.

         Capital expenditures for 2000 are expected to approximate $80.0 million, of which $28.0 million had been expended through June 30, 2000.

         On October 1, 1998, the Company's Board of Directors authorized a stock repurchase program to acquire up to 10 million shares of Allegheny Technologies common stock. In December 1999, the Company's Board of Directors increased the number of shares authorized for purchase in the stock repurchase program by 10 million shares. The shares may be purchased from time-to-time in the open market or in negotiated transactions. In the first six months of 2000, the Company had repurchased 9.2 million shares for $183.7 million under this program. From the inception of the share repurchase program through July 31, 2000, the Company has repurchased 18.7 million shares at a cost of $497.6 million.

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

OTHER MATTERS

Growth Strategy Analysis

         In June 2000, the Company announced the results of its growth strategy analysis. The Company's objective is to reach an annualized sales rate that is at least 75 percent higher by the end of 2003 than in 1999, while maintaining the Company's historically high level of return on capital employed.

Environmental

         The Company is subject to various domestic and international environmental laws and regulations which require that it investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including sites at which the Company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as

Superfund, and comparable state laws. The Company is currently involved in the investigation and remediation of a number of sites under these laws. The Company's reserves for environmental investigation and remediation totaled approximately $57.0 million at June 30, 2000. Based on currently available information, management does not believe future environmental costs at sites with which the Company has been identified in excess of those accrued with respect to sites with which the Company has been identified are likely to have a material adverse effect on the Company's financial condition or liquidity. The resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period.

         With respect to proceedings brought under the federal Superfund laws, or similar state statutes, the Company has been identified as a potentially responsible party at approximately 33 such sites, excluding those at which it believes it has no future liability. The Company's involvement is very limited or de minimis at approximately 13 of these sites, and the potential loss exposure with respect to any of remaining 20 sites is not considered to be material.

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

Forward-Looking Statements

         From time to time the Company has made and may continue to make forward-looking statements. Certain forward-looking statements are contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 8 to the consolidated financial statements of the Company, including statements concerning: the results of its growth strategy analysis, increased sales and earnings, financial performance and growth, product demand; prices; raw material availability and costs; working capital; cash flow; anticipated business, economic and market conditions; aerospace, oil and gas and other industry trends; cost reductions and cost reduction programs; expected capital expenditures; potential repurchases of the Company's stock; the outcome of any government inquiries, litigation or other proceedings related to government contracts or other matters; and future environmental costs. These forward-looking statements are based on management's current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company's actual results or performance to materially differ from any future results or performance expressed or implied by such statements. Factors that could cause actual results to differ materially from those projected in forward-looking statements, include, but are not limited to, our ability to achieve our growth strategies and cost reduction programs; cyclical demand for our products; volatility of prices for and unavailability of critical raw materials; our ability to implement and maintain raw material surcharges and price increases which may depend on market conditions, including pricing by foreign producers; the effect of market conditions on the performance of pension assets; anticipated effects of acquisitions on earnings, as well as those risks and uncertainties described above under the captions "Other Matters - Environmental" and "Other Matters - Government Contracts" and elsewhere herein. Realization of anticipated benefits described in forward-looking statements could take longer than expected and implementation difficulties, market factors and deterioration in domestic or global economic conditions could alter anticipated benefits. Additional risk factors are described from time to time in the Company's filings with the Securities and Exchange Commission, including its Report on Form 10-K for the year ended December 31, 1999 and its Reports on Form 10-Q. The Company assumes no duty to update its forward-looking statements.

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

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         On June 27, 2000, the Company received written confirmation from the U.S. Department of Justice that the previously disclosed grand jury investigation of the nickel alloy industry has been terminated with respect to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's 2000 annual meeting of stockholders was held on May 11, 2000. Proxies for the meeting were solicited by Allegheny Technologies Incorporated pursuant to Regulation 14A under the Securities Exchange Act of 1934. At that meeting, the four nominees for directors named in the proxy statement for the meeting were elected, having received the following number of votes:

                            Number of Votes     Number of Votes
Name                        For                 Withheld
----                        ----------          -------
Thomas A. Corcoran          74,922,049          723,994
Diane C. Creel              74,882,996          763,047
C. Fred Fetterolf           74,909,110          736,933
James E. Rohr               74,924,085          721,958


In addition, the stockholders voted on and approved the ratification of the selection of Ernst & Young LLP as independent auditors of the Company for the 2000 fiscal year and also voted on and approved a new Incentive Plan. The number of votes cast for the ratification of the selection of the independent auditors was 75,162,469, against approval was 176,270 and to abstain was 307,305. There were no broker no-votes in connection with the ratification of the selection of Ernst & Young LLP. In the matter related to the new Incentive Plan, the number of votes cast for approval was 48,181,645, against approval was 20,120,428 and to abstain was 560,776. There were no broker no-votes in connection with the ratification of the new Incentive plan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits -

            27.1     Financial data schedule - June 30, 2000

     (b)    Current Reports on Form 8-K filed by the Company -

            None.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 ALLEGHENY TECHNOLOGIES INCORPORATED
                                             (REGISTRANT)



Date: August 7, 2000                By /s/ J.L Murdy
                                       -----------------------------------------
                                       James L. Murdy
                                       Executive Vice President, Finance and
                                          Administration and Chief Financial
                                          Officer
                                       (Duly Authorized Officer)


Date: August 7, 2000                By /s/ D.G. Reid
                                       -----------------------------------------
                                       Dale G. Reid
                                       Vice President - Controller and Chief
                                          Accounting Officer
                                       (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.        Description
-----------        -----------


   27.1            Financial Data Schedule for Six Months Ended June 30, 2000.