Form 10-Q
period 2000-09-30
ALLEGHENY TECHNOLOGIES INC
filed 2000-11-03
CIK 1018963

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to _____

                         Commission File Number 1-12001

                       ALLEGHENY TECHNOLOGIES INCORPORATED
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                 Delaware                                      25-1792394
      -------------------------------                     ----------------------
      (State or Other Jurisdiction of                       (I.R.S. Employer
      Incorporation or Organization)                      Identification Number)

           1000 Six PPG Place
        Pittsburgh, Pennsylvania                               15222-5479
----------------------------------------                  ----------------------
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

Yes     X                                                 No
     -------                                                  -----------

At October 27, 2000, the Registrant had outstanding 80,368,768 shares of its Common Stock.

                       ALLEGHENY TECHNOLOGIES INCORPORATED
                                  SEC FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000


                                      INDEX

                                                                                Page No.

PART I. - FINANCIAL INFORMATION

       Item 1.      Financial Statements                                             3

       Consolidated Balance Sheets                                                   3

       Consolidated Statements of Income                                             4

       Consolidated Statements of Cash Flows                                         5

       Notes to Consolidated Financial Statements                                    6

       Item 2.      Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                                   13

       Item 3.      Quantitative and Qualitative
                    Disclosures About Market Risk                                   19

PART II. - OTHER INFORMATION

       Item 6.      Exhibits and Reports on Form 8-K                                21

       Signatures                                                                   22

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

              ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (In millions except share and per share amounts)

                                                                                  September 30,   December 31,
                                                                                      2000           1999
                                                                                      ----           ----
                                                                                   (Unaudited)
ASSETS
Cash and cash equivalents                                                          $     43.6     $     50.7
Accounts receivable                                                                     345.0          341.2
Inventories                                                                             608.5          558.3
Deferred income taxes                                                                    59.9           62.6
Prepaid expenses and other current assets                                                18.7           20.7
                                                                                   ----------     ----------
     Total Current Assets                                                             1,075.7        1,033.5
Property, plant and equipment                                                           898.9          912.4
Prepaid pension cost                                                                    600.5          503.7
Cost in excess of net assets acquired                                                   194.8          204.2
Other assets                                                                             92.0           96.8
                                                                                   ----------     ----------
     Total Assets                                                                  $  2,861.9     $  2,750.6
                                                                                   ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                                   $    165.4     $    172.9
Accrued liabilities                                                                     190.6          214.4
Short-term debt and current portion of long-term
     debt                                                                                 6.1          152.7
                                                                                   ----------     ----------
     Total Current Liabilities                                                          362.1          540.0
Long-term debt                                                                          599.9          200.3
Accrued postretirement benefits                                                         530.2          544.8
Other                                                                                   306.4          265.3
                                                                                   ----------     ----------
     Total Liabilities                                                                1,798.6        1,550.4
                                                                                   ----------     ----------

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.10: authorized-
     50,000,000 shares; issued-none                                                      --             --
Common stock, par value $0.10, authorized-500,000,000
     shares; issued-98,951,490 shares at September 30, 2000 and December 31,
     1999; outstanding-80,651,597 shares at September 30, 2000 and 90,368,196
     shares at December 31, 1999                                                          9.9            9.9
Additional paid-in capital                                                              481.1          481.0
Retained earnings                                                                     1,066.9          994.5
Treasury stock: 18,299,893 shares at
     September 30, 2000 and 8,583,294 shares
     at December 31, 1999                                                              (481.6)        (288.7)
Foreign currency translation losses                                                     (16.6)          (3.7)
Unrealized gains on securities                                                            3.6            7.2
                                                                                   ----------     ----------
     Total Stockholders' Equity                                                       1,063.3        1,200.2
                                                                                   ----------     ----------
Total Liabilities and Stockholders' Equity                                         $  2,861.9     $  2,750.6
                                                                                   ==========     ==========


The accompanying notes are an integral part of these statements.

              ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In millions except per share amounts)
                                   (Unaudited)

                                                    Three Months Ended                   Nine Months Ended
                                                       September 30,                       September 30,
                                               ----------------------------        ------------------------------
                                                  2000             1999                2000               1999
                                               ---------        -----------        -----------        -----------

Sales                                          $   612.0        $     562.5        $   1,875.7        $   1,720.7

Costs and expenses:
  Cost of sales                                    490.5              471.3            1,516.0            1,392.6
  Selling and administrative expenses               45.0               56.7              149.0              159.1
  Interest expense, net                             11.0                2.3               25.3               19.7
                                               ---------        -----------        -----------        -----------
                                                   546.5              530.3            1,690.3            1,571.4

Earnings before other income                        65.5               32.2              185.4              149.3
Other income                                         0.8                0.4               14.7                3.6
                                               ---------        -----------        -----------        -----------

Income from continuing operations
  before income taxes                               66.3               32.6              200.1              152.9

Provision for income taxes                          24.2               11.7               73.0               55.0
                                               ---------        -----------        -----------        -----------


Income from continuing operations
  before extraordinary gains                        42.1               20.9              127.1               97.9

Income from discontinued operations,
  net of tax                                        --                 17.1               --                 58.0
Extraordinary gains on sales of
  operations, net of tax                            --                129.6               --                129.6
                                               ---------        -----------        -----------        -----------

Net income                                     $    42.1        $     167.6        $     127.1        $     285.5
                                               =========        ===========        ===========        ===========

Basic net income per common share:
  Income from continuing operations
    before extraordinary gains                 $    0.52        $      0.22        $      1.52        $      1.02
  Income from discontinued operations               --                 0.18               --                 0.60
  Extraordinary gains on sales of
    operations                                      --                 1.36               --                 1.35
                                               ---------        -----------        -----------        -----------
Basic net income per common share              $    0.52        $      1.76        $      1.52        $      2.97
                                               =========        ===========        ===========        ===========

Diluted net income per common share:
  Income from continuing operations
    before extraordinary gains                 $    0.52        $      0.21        $      1.52        $      1.01
  Income from discontinued operations               --                 0.18               --                 0.60
  Extraordinary gains on sales of
    operations                                      --                 1.36               --                 1.34
                                               ---------        -----------        -----------        -----------
Diluted net income per common share            $    0.52        $      1.75        $      1.52        $      2.95
                                               =========        ===========        ===========        ===========

Dividends declared per common share            $    0.20        $      0.32        $      0.60        $      0.96
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

              ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                 -------------------------
                                                                   2000             1999
                                                                 --------         --------
OPERATING ACTIVITIES:
  Net income                                                     $  127.1         $  285.5
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Extraordinary gains on sales of operations, net                  --             (129.6)
    Income from discontinued operations, net of tax                  --              (58.0)
    Depreciation and amortization                                    75.6             71.5
    Deferred income taxes                                            51.6              4.1
    Gains on sales of investments and businesses                    (11.1)            --
  Change in operating assets and liabilities:
    Prepaid pension cost                                            (96.7)           (77.6)
    Inventories                                                     (43.2)            (0.9)
    Accounts payable                                                 (7.5)            21.8
    Accounts receivable                                              (3.8)           (27.5)
    Accrued income taxes                                              0.1             40.2
  Other                                                             (41.4)            47.4
                                                                 --------         --------
CASH PROVIDED BY OPERATING ACTIVITIES                                50.7            176.9

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                        (45.1)           (57.6)
  Purchases of businesses and investment in ventures                (25.4)            (6.9)
  Proceeds from the sales of investments and businesses              16.7              1.3
  Disposals of property, plant and equipment                          4.5              8.7
  Other                                                              (8.0)             0.9
                                                                 --------         --------
CASH USED IN INVESTING ACTIVITIES                                   (57.3)           (53.6)

FINANCING ACTIVITIES:
  Net borrowings (payments) under credit agreements                 251.4           (196.6)
  Borrowings on long-term debt                                        4.8             --
  Payments on long-term debt and capital leases                      (1.1)            (1.5)
                                                                 --------         --------
    Net increase (decrease) in debt                                 255.1           (198.1)
  Purchases of treasury stock                                      (207.3)          (148.3)
  Cash dividends                                                    (50.0)           (92.2)
  Exercises of stock options                                          1.7              6.4
                                                                 --------         --------
CASH USED IN FINANCING ACTIVITIES                                    (0.5)          (432.2)

CASH PROVIDED BY DISCONTINUED OPERATIONS                             --              283.7
                                                                 --------         --------

DECREASE IN CASH AND CASH EQUIVALENTS                                (7.1)           (25.2)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR                   50.7             74.2
                                                                 --------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $   43.6         $   49.0
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

Accounting Pronouncements

     Financial Accounting Standards Board ("FASB") Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998, and amended in June 2000, pursuant to FASB Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities: an amendment of FASB No. 133". These statements establish accounting and reporting standards for derivative instruments and hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, FASB Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities: Deferral of the Effective Date of FASB Statement No. 133" was issued. This statement delayed the effective date of FASB Statement No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. Effective January 1, 2001, the Company will apply this Standard to its derivative instruments, which are principally used to mitigate raw material commodity price and foreign exchange risks. Upon adoption, the Company will report its derivative contracts on the balance sheet at fair value.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions involving Stock Compensation--an interpretation of APB Opinion No. 25". Among other issues, FIN 44 clarifies the application of Accounting Principles Board Opinion No. 25 ("APB 25") regarding (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The provisions of FIN 44 do not have a material impact on the Company's results of operations or financial condition.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Although SAB 101 does not change existing accounting rules on revenue recognition, changes in accounting to apply the guidance in SAB 101 may be accounted for as a change in accounting principle. The provisions of SAB 101 do not have a material impact on the Company's results of operations or financial condition.

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

     Discontinued operations include all companies that were spun-off or sold. Results of discontinued operations were as follows (in millions):

                                           Three Months         Nine Months
                                               Ended               Ended
                                           September 30,       September 30,
                                               1999                1999
                                             --------            --------
Net sales                                    $  293.3            $  987.7
                                             ========            ========

Income before taxes                              26.6                90.5
Provision for income taxes                        9.5                32.5
                                             --------            --------
Income from discontinued operations          $   17.1            $   58.0
                                             ========            ========

NOTE 3.  INVENTORIES

     Inventories were as follows (in millions):

                                               September 30,       December 31,
                                                  2000                 1999
                                                  ----                 ----

Raw materials and supplies                      $  120.7             $  108.1
Work-in-process                                    515.8                437.8
Finished goods                                     106.0                113.1
                                                --------             --------
Total inventories at current cost                  742.5                659.0
Less allowances to reduce current cost
     values to LIFO basis                         (126.3)               (95.0)
Progress payments                                   (7.7)                (5.7)
                                                --------             --------
Total inventories                               $  608.5             $  558.3
                                                ========             ========


NOTE 4.  BUSINESS SEGMENTS

     Information on the Company's business segments was as follows (in millions):

                                             Three Months Ended                   Nine Months Ended
                                                September 30,                       September 30,
                                        ---------------------------         -----------------------------
                                          2000              1999               2000               1999
                                        --------         ----------         ----------         ----------

Total sales:

Flat-Rolled Products                    $  364.9         $    334.2         $  1,138.8         $    975.9
High Performance Metals                    202.7              191.0              600.9              606.7
Industrial Products                         69.8               67.0              212.8              214.0
                                        --------         ----------         ----------         ----------
                                           637.4              592.2            1,952.5            1,796.6
Intersegment sales:

Flat-Rolled Products                        10.1                7.8               26.7               18.6
High Performance Metals                     15.3               21.9               50.1               57.3
                                        --------         ----------         ----------         ----------
                                            25.4               29.7               76.8               75.9

Sales to external customers:

Flat-Rolled Products                       354.8              326.4            1,112.1              957.3
High Performance Metals                    187.4              169.1              550.8              549.4
Industrial Products                         69.8               67.0              212.8              214.0
                                        --------         ----------         ----------         ----------
                                        $  612.0         $    562.5         $  1,875.7         $  1,720.7
                                        ========         ==========         ==========         ==========
Operating Profit:

Flat-Rolled Products                    $   31.6         $     11.9         $    100.6         $     73.8
High Performance Metals                     24.2               16.5               55.9               65.7
Industrial Products                          4.7                1.8               18.7               10.2
                                        --------         ----------         ----------         ----------

Total operating profit                      60.5               30.2              175.2              149.7

Corporate expenses                          (6.6)             (10.8)             (22.5)             (27.8)
Interest expense, net                      (11.0)              (2.3)             (25.3)             (19.7)
Gains on asset sales and other              (3.9)              (0.7)               0.1                5.2
Excess pension income                       27.3               16.2               72.6               45.5
                                        --------         ----------         ----------         ----------

Income from continuing
    operations before income
    taxes                               $   66.3         $     32.6         $    200.1         $    152.9
                                        ========         ==========         ==========         ==========

Excess pension income represents the amount of pension income in excess of amounts allocated to business segments to offset pension and other postretirement benefit expenses.

NOTE 5. NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

                                                  Three Months Ended                Nine Months Ended
                                                     September 30,                   September 30,
                                              -------------------------        --------------------------
                                                2000            1999             2000             1999
                                              --------        ---------        ---------        ---------
Numerator:
  Income from continuing operations
    before extraordinary gains                $   42.1        $    20.9        $   127.1        $    97.9
  Income from discontinued
    operations                                    --               17.1             --               58.0
  Extraordinary gains on sales of
    operations                                    --              129.6             --              129.6
                                              --------        ---------        ---------        ---------
  Numerator for basic and diluted
    net income per common share -
    Net income                                $   42.1        $   167.6        $   127.1        $   285.5
                                              ========        =========        =========        =========

Denominator:
  Weighted average shares                         81.1             95.2             83.7             96.1
  Contingent issuable stock                        0.1              0.1              0.1              0.2
                                              --------        ---------        ---------        ---------
  Denominator for basic net
    income per common share                       81.2             95.3             83.8             96.3

Effect of dilutive securities:
  Employee stock options                           0.1              0.4              0.1              0.5
                                              --------        ---------        ---------        ---------
  Dilutive potential common
    shares                                         0.1              0.4              0.1              0.5

  Denominator for diluted net
    income per common share -
    adjusted weighted average shares              81.3             95.7             83.9             96.8
                                              ========        =========        =========        =========

Basic net income per common share:
  Income from continuing operations
    before extraordinary gains                $    0.52       $     0.22       $     1.52       $     1.02
  Income from discontinued
    operations                                    --                0.18            --                0.60
  Extraordinary gains on sales of
    operations                                    --                1.36            --                1.35
                                              ---------       ----------       ----------       ----------
Basic net income per common share             $    0.52       $     1.76       $     1.52       $     2.97
                                              =========       ==========       ==========       ==========

Diluted net income per common share:
  Income from continuing operations
    before extraordinary gains                $    0.52       $     0.21       $     1.52       $     1.01
  Income from discontinued
    operations                                    --                0.18            --                0.60
  Extraordinary gains on sales of
    operations                                    --                1.36            --                1.34
                                              ---------       ----------       ----------       ----------
Diluted net income per common share           $    0.52       $     1.75       $     1.52       $     2.95
                                              =========       ==========       ==========       ==========

NOTE 6. COMPREHENSIVE INCOME

     The components of comprehensive income, net of tax, were as follows (in millions):

                                                       Three Months                      Nine Months
                                                          Ended                             Ended
                                                      September 30,                     September 30,
                                                  -----------------------         -------------------------
                                                   2000            1999             2000             1999
                                                  -------        --------         --------         --------

Net income                                        $  42.1        $  167.6         $  127.1         $  285.5
Foreign currency translation gains
  (losses)                                            0.3             1.7            (12.9)            (3.4)
Less:  foreign currency translation
  losses due to sale of foreign
  entities                                           --              (4.9)            --               (4.9)
                                                  -------        --------         --------         --------
                                                      0.3             6.6            (12.9)             1.5
Unrealized gains (losses) on securities:
  Unrealized holding gains arising
    during period                                     2.1             0.7              3.8              5.3
  Less: realized gains included in
    net income                                       --              --                7.4             --
                                                  -------        --------         --------         --------
                                                      2.1             0.7             (3.6)             5.3
                                                  -------        --------         --------         --------

Comprehensive income                              $  44.5        $  174.9         $  110.6         $  292.3
                                                  =======        ========         ========         ========


NOTE 7. STOCKHOLDERS' EQUITY

     Allegheny Technologies paid a cash dividend of $0.20 per share of common stock in each of the 2000 first, second and third quarters and paid a cash dividend of $0.32 per share of common stock in each of the 1999 first, second and third quarters.

     On October 1, 1998, the Company's Board of Directors authorized a stock repurchase program to acquire up to 10 million shares of Allegheny Technologies common stock. In December 1999, the Company's Board of Directors increased the number of shares authorized for purchase in the stock repurchase program by 10 million shares. In September 2000, the Board of Directors authorized an increase of an additional 5 million shares authorized for repurchase in the program, bringing the total authorization to 25 million shares. These shares may be purchased from time-to-time in the open market or in negotiated transactions. In the first nine months of 2000, the Company had repurchased 10.3 million shares for $207.3 million under this program. From the inception of the share repurchase program through October 27, 2000, the Company has repurchased 19.7 million shares at a cost of $517.9 million. For the third quarter 2000, average diluted shares outstanding are down 15 percent from the same year ago period.

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

     At September 30, 2000, the Company's reserves for environmental remediation obligations totaled approximately $52.1 million, of which approximately $13.2 million was included in other current liabilities. The reserve includes estimated probable future costs of $16.9 million for federal Superfund and comparable state-managed sites; $3.6 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $18.5 million for owned or controlled sites at which Company operations have been discontinued; and $13.1 million for sites utilized by the Company in its ongoing operations. The Company is evaluating whether it may be able to recover a portion of future costs for environmental liabilities from third parties other than participating potentially responsible parties.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Allegheny Technologies is one of the largest and most diversified producers of specialty materials in the world. It operates in the following three business segments which accounted for the following percentages of total sales for the 2000 and 1999 nine months:

                                                  2000            1999
                                               -----------     -----------

                 Flat-Rolled Products             59%             56%
                 High Performance Metals          30%             32%
                 Industrial Products              11%             12%

     For the 2000 nine months, operating profit was $175.2 million compared to $149.7 million for the same 1999 period. Sales increased 9.0 percent to $1,875.7 million for the 2000 nine months compared to $1,720.7 million for the same 1999 period.

     Income from continuing operations before extraordinary gains was $127.1 million, or $1.52 per diluted share, for the 2000 nine months, compared to $97.9 million, or $1.01 per diluted share, for the 1999 nine months. Net income was $127.1 million, or $1.52 per diluted share for the 2000 nine months, compared to $285.5 million, or $2.95 per diluted share, for the same 1999 period. Net income for the 1999 nine months included $58.0 million of net income from discontinued operations and $129.6 million of net extraordinary gains in connection with the sales of businesses. Net income in the first nine months of 2000 was increased by $5.0 million, or $0.06 per share, which included a gain on the sale of a minority interest in Gul Technologies Singapore Ltd., partially offset by a charge for exiting the tungsten mill products business of Metalworking Products.

     In safety, the Company's OSHA Total Recordable Incident Rate improved by 34 percent and Lost Workday Case Rate improved by 39 percent as compared to 1999. This performance exceeds the Company's 25 percent safety improvement target for 2000. In addition, $24 million in cost reductions were realized during the third quarter, increasing year-to-date cost reductions to $70 million. The Company is on track to achieve its $90 million cost reduction program in 2000.

     Sales and operating profit for the Company's three business segments are discussed below.

FLAT-ROLLED PRODUCTS SEGMENT

     Third quarter 2000 operating profit increased to $31.6 million from $11.9 million in the same year-ago period in spite of significantly higher raw material costs. Third quarter 2000 sales increased 8.7 percent to $354.8 million compared to the prior year third quarter. For the nine-month period, operating profit increased to $100.6 million and sales increased 16.2 percent to $1,112.1 million from the comparable 1999 period. The overall improvement in sales and operating profit resulted from revised raw material surcharge base levels and a diversified product mix. The segment also continued to benefit from on-going cost reduction efforts.

     The average prices of flat-rolled products in the third quarter and nine months of 2000 were $2,392 and $2,363 per ton, respectively, compared to $1,940 and $1,993, respectively, per ton in the same 1999 periods. This increase was due primarily to the impact of revised raw materials surcharge base levels and an improved product mix. Higher margin product shipments (including strip, Precision Rolled Strip(R), super stainless steel, nickel alloy and titanium products) increased 10 percent in the third quarter substantially replacing lower margin semi-finished product shipments. Tons shipped in the third quarter and nine month periods of 2000 were 148,325 tons and 470,669 tons respectively, compared to 168,181 tons and 480,242 tons for the same periods of 1999. Included in tons shipped were 138 tons of semi-finished products in the 2000 third quarter compared to 15,300 tons in the comparable 1999 period.

HIGH PERFORMANCE METALS SEGMENT

     Operating profit increased 46.7 percent and decreased 14.9 percent compared to the 1999 third quarter and 1999 nine months, respectively. Sales for the 2000 third quarter increased 10.8 percent compared to the 1999 period and 2000 nine months were flat compared to the 1999 nine months. Quarter over quarter sales benefited from increased demand for nickel-based superalloys and specialty steel alloys from the growing markets for electrical power generation turbines and biomedical products and improving conditions in aerospace and oil and gas markets. In addition, shipments were strong for niobium-titanium alloys for superconducting applications, nickel-titanium shape memory alloys for cellular phones, nickel-titanium super-elastic alloys for the medical industry, and hafnium alloys used in the production of super alloys for aerospace applications.

     Comparative information on the segment's major products is provided in the following table:

                                                           Three Months                             Nine Months
                                                              Ended                                    Ended
                                                          September 30,                            September 30,
                                                  ------------------------------          ------------------------------
                                                     2000                1999                2000                1999
                                                  ----------          ----------          ----------          ----------

Volume (000's pounds):
 Nickel-based and specialty steel alloys              11,147              10,709              35,041              33,681
 Titanium mill products                                6,110               5,352              18,068              17,539
 Zirconium and related alloys                          1,014                 793               2,990               3,067

Average prices (per pound):
 Nickel-based and specialty steel alloys          $     5.92          $     5.84          $     5.81          $     5.95
 Titanium mill products                           $    10.78          $    11.76          $    10.85          $    11.92
 Zirconium and related alloys                     $    37.07          $    35.34          $    33.49          $    30.36

INDUSTRIAL PRODUCTS SEGMENT

     Operating profit for the 2000 third quarter was $4.7 million compared to $1.8 million for the same quarter of 1999, and sales increased 4.2 percent to $69.8 million compared to the same prior period. For the 2000 nine months, operating profit increased 83.3 percent to $18.7 million while sales decreased slightly. Sales and operating profit at Metalworking Products, the largest company in the segment, improved compared to the same 1999 periods due to stronger industrial demand and cost savings, including workforce reductions. On June 20, 2000, the Company announced its intention to sell Portland Forge and Casting Service, which are the other two companies that comprise this segment.

CORPORATE ITEMS

     Corporate expenses decreased to $6.6 million for the 2000 third quarter and decreased to $22.5 million for the 2000 nine months, compared to the respective 1999 periods, due to continued cost controls and 21 percent fewer corporate employees over the 1999 third quarter. Net interest expense increased to $11.0 million for the third quarter 2000 from $2.3 million for the third quarter 1999. Net interest expense increased to $25.3 million for the 2000 nine months compared to $19.7 million for the 1999 nine months. The increase in interest expense was primarily due to borrowings used to finance the Company's share repurchase program. Excess pension income increased to $27.3 million for the 2000 third quarter and increased to $72.6 million for the 2000 nine months compared to $16.2 million and $45.5 million, respectively, in the same 1999 periods due to higher pension assets as a result of strong investment performance during 1999. Third quarter 2000 excess pension income increased $4.6 million from the 2000 second quarter due to reduced post-retirement benefit liabilities.

SPECIAL ITEMS

     Nine months 2000 results include first quarter special items of $5.0 million, or $0.06 per share. These items include a gain on the sale of a minority interest in Gul Technologies Singapore Ltd., included in other income, partially offset by a charge for exiting the tungsten mill products business of Metalworking Products included in cost of sales. Net income in the second and third quarters of 2000 and 1999 were not impacted by special items.

NEW ACCOUNTING PRONOUNCEMENTS

     Financial Accounting Standards Board ("FASB") Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998, and amended in June 2000, pursuant to FASB Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities: an amendment of FASB No. 133." These statements establish accounting and reporting standards for derivative instruments and hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, FASB Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities: Deferral of the Effective Date of FASB Statement No. 133" was issued. This statement delays the effective date of FASB Statement No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. Effective January 1, 2001, the Company will apply this Standard to derivative instruments, which are principally used to mitigate certain raw material commodity price and foreign exchange risks. Upon adoption, the Company will report its derivative contracts on the balance sheet at fair value.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions involving Stock Compensation--an interpretation of APB Opinion No. 25. "Among other issues, FIN 44 clarifies the application of Accounting Principles Board Opinion No. 25 ("APB 25") regarding (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The provisions of FIN 44 do not have a material impact on the Company's results of operations or financial condition.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Although SAB 101 does not change existing accounting rules on revenue recognition, changes in accounting to apply the guidance in SAB 101 may be accounted for as a change in accounting principle. SAB 101 is not expected to have a material impact on the Company's results of operations or financial condition.

INCOME TAXES

     The Company's effective tax rate from continuing operations was 36.5 percent for the 2000 third quarter and nine months, compared to 35.9 percent and
36.0 percent, respectively, for the same periods in 1999. The effective tax rates are affected by permanent book to tax differences such as non- deductible goodwill, lobbying expenses and state tax nexus items. The 2000 and 1999 rates also reflect benefits from federal and state tax planning initiatives.

FINANCIAL CONDITION AND LIQUIDITY

     Working capital increased to $713.6 million at September 30, 2000, compared to $493.5 million at December 31, 1999. The current ratio increased to 3.0 from
1.9 in this same period. The increase in working capital was primarily due to the shifting of short-term debt to long-term debt and higher inventory.

     In the first nine months of 2000, cash generated from operations of $50.7 million, proceeds from the net increase in debt of $255.1 million and proceeds from the sale of investments and businesses of $16.7 million were used to repurchase shares for $207.3 million, pay dividends of $50.0 million and invest $70.5 million in capital equipment and business expansion. Cash transactions plus cash on hand at the beginning of the year resulted in a cash position of $43.6 million at September 30, 2000.

     Capital expenditures for 2000 are expected to approximate $65.0 million, of which $45.1 million had been expended through September 30, 2000.

     On October 1, 1998, the Company's Board of Directors authorized a stock repurchase program to acquire up to 10 million shares of Allegheny Technologies common stock. In December 1999, the Company's Board of Directors increased the number of shares authorized for purchase in the stock repurchase program by 10 million shares. In September 2000, the Board of Directors authorized an increase of an additional 5 million shares authorized for repurchase in the program, bringing the total authorization to 25 million shares. The shares may be purchased from time-to-time in the open market or in negotiated transactions. In the first nine months of 2000, the Company has repurchased approximately 10.3 million shares for $207.3 million under this program. From the inception of the share repurchase program through October 27, 2000, the Company has repurchased
19.7 million shares at a cost of $517.9 million. For the third quarter 2000, average diluted shares outstanding are down 15 percent from the same year ago period.

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

OTHER MATTERS

Price Increases

     In September 2000, Allegheny Ludlum, an Allegheny Technologies company, announced that it would increase base prices by approximately 5 to 7 percent on super stainless steel, nickel-based alloy and superalloy grades of sheet, standard strip, Precision Rolled Strip(R), plate-mill-plate and continuous-mill-plate products as well as silicon electrical steel. These price increases were effective with orders received after the close of business on September 29, 2000, except for silicon steel which are effective January 2, 2001. Allegheny Ludlum also announced in September 2000 that it would increase base prices by approximately 4 to 5 percent on commercially pure titanium coil, sheet and plate products effective with new orders received after September 4, 2000. In July 2000, Allvac, an Allegheny Technologies company, announced that it would increase prices by approximately 8 percent to 10 percent on its nickel-based, titanium and specialty steel products. While price increases should have some impact on performance in 2000, the price increases are expected to primarily benefit 2001 performance.

Energy Costs

     Prices and availability of most energy resources are subject to market conditions. These market conditions are often affected by political and economic factors that are generally outside of the Company's control. The uncertainty surrounding the price of oil and the political environment in the Middle East are factors that may impact petroleum costs. The U.S. government is also forecasting that supplies of natural gas may be at historical low levels during the winter of 2000-2001. These factors, among other things, may contribute to increased production costs that could have a material impact on the results of operations of the Company. The Company is evaluating energy factors with regard to production costs including negotiating with an energy partner to assist in cost containment and control of energy consumption.

Growth Strategy Analysis

     In June 2000, the Company announced the results of its growth strategy analysis. The Company's objective is to reach an annualized sales rate that is at least 75 percent higher by the end of 2003 than in 1999, while maintaining the Company's historically high level of return on capital employed.

Environmental

     The Company is subject to various domestic and international environmental laws and regulations which require that it investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including sites at which the Company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, and comparable state laws. The Company is currently involved in the investigation and remediation of a number of sites under these laws. The Company's reserves for environmental investigation and remediation totaled approximately $52.1 million at September 30, 2000. Based on currently available information, management does not believe future environmental costs at sites with which the Company has been identified in excess of those accrued with respect to sites with which the Company has been identified are likely to have a material adverse effect on the Company's financial condition or liquidity. The resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period.

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

Forward-Looking Statements

     From time to time the Company has made and may continue to make forward-looking statements. Certain forward-looking statements are contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 8 to the consolidated financial statements of the Company, including those statements concerning: the results of its growth strategy analysis and initiatives; projected levels of sales, earnings and earnings per share, financial performance, growth and segment margins; operational actions taken to respond to market conditions; product demand; benefits expected to be realized from diversified markets and product mix; prices and price increases; raw material availability and costs; energy costs and actions taken to control costs; working capital; cash flow and the Company's focus on generating cash flow; anticipated business, economic and market conditions; aerospace, oil and gas, automotive and other industry trends; cost reductions and cost reduction programs; expected capital expenditures; projected returns on sales of surplus assets; potential repurchases of the Company's stock; results of labor negotiations; foreign currency fluctuations; the outcome of any government inquiries, litigation or other proceedings related to government contracts or other matters; and future environmental costs. These forward-looking statements are based on management's current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company's actual results or performance to materially differ from any future results or performance expressed or implied by such statements. Factors that could cause actual results to differ materially from those projected in forward-looking statements, include, but are not limited to our ability to achieve our growth strategies and cost reduction programs; cyclical demand for our products; volatility of prices for and unavailability of critical raw materials; our ability to implement and maintain raw material surcharges and price increases which may depend on market conditions, including pricing by foreign producers; the effect of market conditions on the performance of pension assets; anticipated effects of acquisitions on earnings; the effect of energy costs, as well as those risks and uncertainties described above under the captions "Other Matters - Environmental" and "Other Matters - Government Contracts" and elsewhere herein. Realization of anticipated benefits described in forward-looking statements could take longer than expected and implementation difficulties, market factors and deterioration in domestic or global economic conditions could alter anticipated benefits. Additional risk factors are described from time to time in the Company's filings with the Securities and Exchange Commission, including its Report on Form 10-K for the year ended December 31, 1999 and its Reports on Form 10-Q. The Company assumes no duty to update its forward-looking statements.

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

     The Company guarantees the outstanding Allegheny Ludlum fixed rate 6.95 percent debentures due in 2025. In a period of declining interest rates, the Company faces the risk of required interest payments exceeding those based on the then current market rate. To mitigate interest rate risk, the Company attempts to maintain a reasonable balance between fixed and variable rate debt to keep financing costs as low as possible.

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

        (a)    Exhibits -

               27.1     Financial data schedule - September 30, 2000

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



                       ALLEGHENY TECHNOLOGIES INCORPORATED
                                  (REGISTRANT)





Date: November 3, 2000            By     /s/ R.J. Harshman
                                         --------------------------------------
                                         Richard J. Harshman
                                         Vice President - Controller and Acting
                                         Chief Financial Officer
                                         (Principal Financial Officer and
                                          Duly Authorized Officer)

                                  EXHIBIT INDEX

Exhibit No.           Description


  27.1                Financial Data Schedule for Nine Months Ended
                      September 30, 2000.