Form 10-K405
period 2000-12-31
ALLEGHENY TECHNOLOGIES INC
filed 2001-03-14
CIK 1018963

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -----------------------------

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         At February 28, 2001, the Registrant had outstanding 80,133,152 shares of its Common Stock. The aggregate market value of the Registrant's voting stock held by non-affiliates at this date was approximately $1.35 billion, based on the closing price per share of Common Stock on this date of $17.72 as reported on the New York Stock Exchange. Shares of Common Stock known by the Registrant to be beneficially owned by directors of the Registrant and officers of the Registrant subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are not included in the computation. The Registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

                       Documents Incorporated By Reference

Selected portions of the 2000 Annual Report to Stockholders - Part I, Part II and Part IV of this Report.

Selected portions of the Proxy Statement for 2001 Annual Meeting of Stockholders
- Part III of this Report. The information included in the Proxy Statement as required by paragraphs (k) and (l) of Item 402 of Regulation S-K is not incorporated by reference in this Form 10-K.
================================================================================

                                      INDEX

                                                                                                          PAGE
                                                                                                         NUMBER
                                                                                                         ------

PART I.......................................................................................................3

         Item 1.      Business...............................................................................3

         Item 2.      Properties............................................................................24

         Item 3.      Legal Proceedings.....................................................................26

         Item 4.      Submission of Matters to a Vote of Security Holders...................................26

PART II ....................................................................................................26

         Item 5.      Market for Registrant's Common Equity and Related
                           Stockholder Matters..............................................................26

         Item 6.      Selected Financial Data...............................................................27

         Item 7.      Management's Discussion and Analysis of Financial Condition
                           and Results of Operations........................................................27

         Item 7A.     Quantitative and Qualitative Disclosures About Market Risk............................27

         Item 8.      Financial Statements and Supplementary Data...........................................27

         Item 9.      Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure..............................................27

PART III ...................................................................................................27

         Item 10.     Directors and Executive Officers of the Registrant....................................27

         Item 11.     Executive Compensation................................................................27

         Item 12.     Security Ownership of Certain Beneficial Owners and
                           Management.......................................................................28

         Item 13.     Certain Relationships and Related Transactions........................................28

PART IV ....................................................................................................28

         Item 14.     Exhibits, Financial Statement Schedules, and Report on Form 8-K.......................28

SIGNATURES..................................................................................................29

EXHIBIT INDEX...............................................................................................30

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

         Allegheny Technologies Incorporated is one of the largest and most diversified specialty materials producers in the world. The Company's talented people use innovative technologies to offer growing global markets a wide range of specialty materials. High-value products include super stainless steel, nickel-based and cobalt-based alloys and superalloys, titanium and titanium alloys, specialty steels, tungsten materials, exotic alloys, which include zirconium, hafnium and niobium, and highly engineered strip and Precision Rolled Strip(R) products. In addition, we produce general purpose specialty materials such as stainless steel sheet and plate, silicon and tool steels, and forgings and castings. The Company operates in the following three business segments, which accounted for the following percentages of total revenues of $2.46 billion, $2.30 billion, and $2.40 billion for each of the three years ended December 31, 2000:


                                          2000             1999             1998
                                          ----             ----             ----
        Flat-Rolled Products               59%              56%              50%
        High Performance Metals            30%              32%              36%
        Industrial Products                11%              12%              14%

Business segment information presented for 1999 and 1998 has been restated to conform with the 2000 presentation. Additional financial information with respect to the Company's business segments, including their contributions to operating profit and their identifiable assets, for the three years ended December 31, 2000, is presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations" on pages 17 through 20 of the 2000 Annual Report to Stockholders (the "2000 Annual Report") and in Note 10 of Notes to Consolidated Financial Statements on pages 42 through 44 of the 2000 Annual Report and is incorporated herein by reference.

         Allegheny Technologies Incorporated is a Delaware corporation with its principal executive offices located at 1000 Six PPG Place, Pittsburgh, Pennsylvania 15222-5479, telephone number (412) 394-2800. Allegheny Technologies, which changed its name from Allegheny Teledyne Incorporated in November, 1999, was formed on August 15, 1996 in the combination of Allegheny Ludlum Corporation ("Allegheny Ludlum") and Teledyne, Inc., which became wholly owned subsidiaries of Allegheny Technologies. References to "Allegheny Technologies," the "Company" or the "Registrant" mean Allegheny Technologies Incorporated and its subsidiaries, unless the context otherwise requires.


OUR BUSINESS

         Specialty materials play a significant role in our lives. Allegheny Technologies is a world leader in the manufacture of high value and general purpose specialty products. Our high value products accounted for 64 percent of total sales in 2000 and our general purpose products accounted for 36% of total sales in 2000. Specialty materials are produced in a variety of forms, including sheet, strip, foil, plate, slab, ingot, billet, bar, rod, wire, coil, tubing, and shapes, and are selected for use in environments that demand materials having exceptional hardness, toughness, strength, resistance to heat, corrosion or abrasion, or a combination of these characteristics. Common end uses of our products include jet engines, air frames, electrical energy, automotive, chemical processing, oil and gas, construction and mining, machine and cutting tools, appliances and food equipment, transportation and medical.

Flat-Rolled Products Segment

        The Company produces, converts and distributes stainless steel, nickel-based alloys and superalloys, and titanium and titanium-based alloys in sheet, strip, plate and foil, and Precision Rolled Strip(R) products, as well as silicon electric steels and tool steels. Our Flat-Rolled Products segment consists of Allegheny Ludlum, Rome Metals and Allegheny Ludlum's 60% interest in the Chinese joint venture company known as Shanghai STAL Precision Stainless Steel Company Limited ("STAL"), which commenced commercial production in 2000.

        As compared with carbon steel, stainless steel and nickel-based alloys contain elements such as chromium, nickel and molybdenum for strength, corrosion- and heat-resistance; titanium and titanium-based alloys provide higher strength-to-weight ratios and are corrosion-resistant; tool steel alloys, which contain more carbon than stainless steel, include tungsten, molybdenum and other metals to make them both hard and malleable; and electrical steel contains silicon to minimize electrical energy loss when in use. We offer these flat-rolled products in a broad selection of grades, sizes and finishes designed to meet international specifications. Finishing capabilities include plasma arc cutting, shearing, abrasive cutting, sawing and machining. We provide technical support for material selection. Our market basket of alloys and product forms provides customers with choices to select the optimum alloy for their application.

         Sheet. Stainless steel, nickel-based alloy and titanium alloy sheet products are used in a wide variety of consumer and industrial applications such as food preparation, appliance, automotive, aerospace and medical applications that require cleanability, fabricability and corrosion resistance. Approximately 60% of the Company's flat-rolled sheet products are sold to service centers, which have slitting, cutting or other processing facilities, with the remainder sold directly to end-use customers.

         Strip. Stainless steel, nickel-based alloy and titanium alloy strip products are used in a variety of consumer and industrial products and a wide range of automotive components. We also offer very thin Precision Rolled Strip(R) products which range in thinness from 0.015 inch to less than 0.0015 inch (0.038 - 0.003 mm). Our Precision Rolled Strip(R) products include stainless steel, nickel-based alloys, titanium and titanium alloys, and carbon and coated-carbon steel which are used by customers to fabricate a variety of different products ranging from automobile components to photographic, personal computer, building and construction and consumer products. Approximately 50% of the Company's flat-rolled strip products are sold directly to end-use customers, with the remainder sold to service centers, including the Company's own distribution network for flat-rolled strip materials which is known as the Allegheny Rodney Strip Service Center.

         Plate. Stainless steel, nickel-based alloy and titanium alloy plate products are primarily used in industrial equipment that requires cleanability or corrosion-resistant capabilities such as pollution control scrubbers, food processing equipment, pulp and paper equipment, chemical processing equipment, power generation equipment and aerospace applications. With our flat-roll capabilities, we process and distribute stainless steel and nickel alloy plate and titanium and titanium alloy plate products in a wide variety of grades and gauges. Approximately 80% of our flat-rolled plate products are sold to service centers, with the remainder sold directly to end-use customers.

         Silicon Electric Steel. The Company's grain-oriented silicon electrical steel products are used generally in applications in which electrical conductivity and magnetic properties are important. These products are sold directly to end-use customers, including manufacturers of transformers and communications equipment.

         STAL. The Company has established its STAL joint venture in the People's Republic of China with Shanghai No. 10 Steel Company Limited for the production and sale of Precision Rolled Strip(R) products. In 2000, STAL commenced its first year of commercial production. The new plant is a fully integrated finishing facility equipped with two Sendzimir mills, a bright anneal line, slitters, a tension leveler and roll grinders, and is expected to produce and sell up to 15,000 metric tonnes of Precision Rolled Strip(R) products. This venture is expected to enhance Allegheny Technologies' participation in the Asian market and other highly competitive global markets.

High Performance Metals Segment

         The Company's High Performance Metals segment produces, converts and distributes a wide range of high performance alloys, including nickel- and cobalt-based alloys and superalloys, titanium and titanium-based alloys, exotic alloys such as zirconium , hafnium, niobium tantalum, and their related alloys, and other specialty materials, primarily in slab, ingot, billet, bar, rod, wire, coil and seamless tube forms, and zirconium chemicals. Our High Performance Metals segment consists of Allvac, Allvac Ltd (U.K.), Wah Chang, and Titanium Industries.

         Nickel-, Cobalt- and Titanium-Based Alloys and Superalloys. Our nickel-, iron-, cobalt- and titanium-based alloys and superalloys are engineered to retain exceptional strength and corrosion resistance at temperatures through 2,000 degrees Fahrenheit and are used in critical, high-stress applications. These products are designed for the high performance requirements of aerospace, oil and gas, power generation, chemical processing, transportation, biomedical, marine and nuclear industries.

         The Company has approved $50 million for capital investments designed to expand the capabilities at Allvac, Allvac Ltd, and Wah Chang.

         The Company has announced that it is idling its high cost titanium sponge facility effective in 2001. The Company will purchase titanium sponge in the open market going forward.

         Exotic Alloys - Zirconium, Hafnium, Niobium and Tantalum. We are a leading U.S. producer of zirconium, a highly corrosion-resistant metal that is transparent to neutrons. It is used for fuel tubes and structural parts in nuclear power reactors and for corrosion-resistant chemical industry applications. Zirconium is also used in the jewelry and personal hygiene industries. Hafnium, derived as a by-product of zirconium, is principally used for control rods in nuclear reactors due to its ability to absorb neutrons, and as an alloying addition in aerospace applications. The Company also produces niobium, also known as columbium, in various forms and alloys. The higher quality grades the Company produces are used as an alloying addition in superalloys for jet engines and for aerospace applications such as rocket nozzles. Niobium and related alloys are used in applications requiring superconducting characteristics for high-strength magnets and in medical devices for body-scanning, accelerators for high-energy physics, and fusion energy projects for the generation of electricity. The Company also produces tantalum, one of the most corrosion-resistant metals, which is used for medical implants, chemical process equipment and aerospace engine components.

Industrial Segment

         The Industrial Products segment's principal business produces tungsten powder, tungsten heavy alloys, tungsten carbide materials and carbide cutting tools. The segment also produces large grey and ductile iron castings and carbon, alloy steel and non-ferrous forgings. The companies in this segment are Metalworking Products, including a recently acquired producer of tungsten carbide products for the oil and gas drilling industry, Casting Service and Portland Forge.

         Cutting Tools and Tungsten Carbide Products. For the metalworking, mining, oil and gas, and other industries requiring tools with extra hardness, the Company produces a line of sintered tungsten carbide products, made under heat to produce a material that approaches diamond hardness. Cemented carbide products, which may be coated or uncoated, are used as super-hard cutters in the high-speed machining and cutting of steel, high temperature alloys and other applications where hardness and wear resistance are important. Technical developments related to ceramics, coatings, and other disciplines are incorporated in these products.

         The Company also produces tungsten for worldwide markets, starting with numerous and varied tungsten-bearing raw materials and resulting in tungsten and tungsten carbide powders. Previously used cemented carbide parts are also recycled into tungsten carbide powder.

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

STRATEGIC CAPITAL INVESTMENTS

         In late 2000, the Company approved $50 million in capital investments designed to expand the capabilities of Allvac, Allvac Ltd, and Wah Chang. The Company has begun to add a GFM rotary forge and 3,800 ton press forge at Allvac and remelt furnaces at Allvac Ltd, as well as an electron beam furnace for use by Wah Chang. In addition to these capital investments, the Company is installing a cogeneration system at Wah Chang.

GLOSSARY

         The following is a list of key terms describing the Company's products and product forms, melt, re-melt and other processes.

Products and Product Forms

Ammonium Paratungstate (APT) - A purified intermediate tungsten compound made from ore or tungsten scrap that is used as a starting material for making most tungsten powders.

Bar - A long product that is 1/4 inch (6.35 mm) or more in diameter, having round, square, octagonal or hexagonal cross-sections.

Billet - A long product with a diameter range of 8 to 14 inches (203 to 356 mm). Can either be sold in billet form or processed further to make other long products.

Carbide Cutting Tools - Cemented carbides made into forms for removing materials in machining operations such as turning, milling or drilling. Normally, these tools have hard surface coatings consisting of carbides, nitrides and oxides of titanium and aluminum. The coatings are applied by either chemical or physical vapor deposition to a thickness of about 0.0005 inches.

Cemented Carbides or Hardmetals - A class of materials in which refractory metal carbides are "cemented" together with iron group metals (i.e., cobalt, nickel and iron) to form a wear resistant composite, which is both hard and tough.

Exotic Alloys - The Company's classification for its zirconium, niobium, hafnium and tantalum products.

Flat-Rolled Products - A product form classification that includes sheet, strip, Precision Rolled Strip(R) products and plate.

Hafnium - An exotic alloy usually obtained as a by-product of zirconium production with outstanding corrosion resistance and good mechanical properties. It is added to specialty alloys for use in jet engine parts and as control rod material in nuclear reactors.

High Performance Metals - A classification that includes the Company's nickel and nickel-based superalloys, titanium, specialty steel and exotic alloy products, primarily in the form of long products. These products typically exhibit any of the properties of high temperature resistance, high strength, and high temperature oxidation resistance.

Hot Band or Hot Rolled Band (HRB) - A flat-rolled form, such as from a hot strip mill or steckel mill, produced by hot rolling and most often used to make flat-rolled products.

Ingot - A product form resulting when molten metal is cast into molds which can be round, square, or rectangular. Can either be sold in ingot form or processed further to make other products.

Long Products - A product form classification that includes ingot, billet, bar, rod and wire.

Metallurgical Powders - High quality tungsten- and molybdenum-based powders which are further processed into products for applications that require toughness and/or heat resistance.

Nickel-based Superalloys - Nickel alloys developed for very high temperature service where relatively high stresses are encountered and where high surface stability is frequently required. Typical applications are aircraft turbine and land-based turbine components.

Niobium - An exotic alloy valued for its strength at extremely high temperatures and its ability to superconduct, or pass electricity with minimal resistance, at very low temperatures. It is used in aerospace applications, in superconducting magnets in MRI (magnetic resonance imaging) equipment, when alloyed with titanium, and in particle accelerators.

Plate - A flat-rolled product that is 3/16 inch (4.76 mm) thick or greater and over 10 inches (254 mm) wide.

Precision Rolled Strip(R) Products - Flat-rolled products including stainless steel, nickel-based alloys, titanium and titanium alloys, and carbon and coated-carbon steel under 0.015 inch (0.38 mm) thick and up to 24 inches (610 mm) wide, as well as certain strip products with special tempers and thicknesses.

Rod - A long product that is from 0.118 (3 mm) to 3/4 inch (19 mm) in diameter.

Sheet - A flat-rolled product that is greater than 24 inches (610 mm) wide and is less than 3/16 inch (4.76 mm) thick.

Silicon Electrical Steel - Iron-based alloys containing silicon (typically 3.5%) as the major alloying addition. These steels are used generally in applications such as power transformers where electrical conductivity and magnetic properties are important.

Slab - Describes the size and shape of material at an early stage in processing. It may be continuously cast or bloomed from an ingot. A slab is typically 8-1/2 inches (216 mm) thick, 52 inches (1321 mm) wide, and around 200 inches (5080 mm) long. It will be further processed as a hot roll band to a finished product form such as plate, sheet, or strip.

Stainless Steel - A broad classification of iron-based alloys containing at least 10% chromium, known for excellent corrosion and heat resistance. Austenitic (chrome-nickel) grades contain 18% to 30% chromium and 6% to 20% nickel for enhanced surface quality and formability and increased corrosion and wear resistance. These grades are used in appliances, kitchen utensils, processing equipment and a variety of industrial applications. Ferritic (chrome) grades are non-nickel-bearing and contain 11% to 17% chromium content for greater inherent strength and corrosion resistance than carbon steel. These grades are often used in automotive exhaust systems.

Strip - A flat-rolled product up to 24 inches (610 mm) wide and less than 3/16 inch (4.76 mm) thick.

Superalloy - An alloy, usually based on nickel, cobalt or iron, developed for high temperature service where relatively severe mechanical stressing is encountered and where high surface stability is frequently required.

Super Stainless Steel - Stainless steel alloys with significant additions of chromium, nickel, molybdenum or copper. Super stainless steel is used in chemical processing, petroleum refining, marine, heat treating, pollution and waste control industries where there are requirements for extra corrosion protection, strength or heat resistance.

Titanium - Titanium and its alloys have very high strength-to-weight ratios. At normal temperatures, they have high resistance to corrosion. Used primarily in aerospace and chemical processing applications.

Tungsten Carbide Graded Powders - Made by blending tungsten carbide powder with other powder constituents like cobalt, tantalum carbide, niobium carbide, etc. to obtain a desired composition and carbide grain size. These powders, which generally include about 2% wax, are ready to be pressed to a desired shape and then sintered in the range 1350 degrees to 1500 degrees Centigrade to yield a cemented carbide part.

Tungsten Carbide (WC) Powder - Made by heating a mixture of tungsten powder and carbon powder in hydrogen.

Tungsten Heavy Alloys (WHA) - Produced by blending tungsten metal powders with iron group metals, primarily nickel and iron. The alloy powders are pressed and sintered in a process similar to that used for cemented carbides. Although these alloys are not as hard as cemented carbide, they have higher density and are more ductile.

Tungsten Materials - Include tungsten and tungsten carbide powders, sintered tungsten carbide products and cutting tools for the metalworking, mining, oil and gas, and other industries requiring tools with extra hardness.

Tungsten (W) Powder - Made by hydrogen reduction of tungsten oxides derived from APT.

Wire - A long product form that is from 0.030 (0.76 mm) to 1/4 inch (6.35 mm) in diameter, in round, square, octagonal, or hexagonal cross-sections.

Zirconium - An exotic alloy valued for its strength, high corrosion resistance, and low thermal neutron absorption. Applications include nuclear reactors, marine vessels, commercial power generation, and those requiring contact with strong acids and basic environments.

Melt and Remelt

Electric Arc Furnace (EAF) - An open air melting furnace in which scrap and ferroalloys are melted by high power carbon arcs. Refining is accomplished by slags and various gases. The process is often used in conjunction with subsequent refining processes.

Basic Oxygen Furnace (BOF) - A pneumatic process where hot metal is refined to meet chemical specifications by the blowing of oxygen from a top lance submerged in the "hot metal" bath. This reduces the carbon level to an acceptable level, and raw materials are added to achieve chemical specification.

Electroslag Remelt (ESR) - A consumable electrode remelting process in which an AC current is passed from an electrode through a molten slag pool. Molten metal droplets fall through the slag and solidify in a water-cooled copper crucible. This process is utilized to improve both the cleanliness and structure of cast alloy materials.

Electron Beam Furnace (EB) - The EB furnace uses high-energy electron beams in a vacuum environment to melt metals into a water-cooled crucible and is especially useful for titanium and exotic alloys.

Vacuum Arc Remelt (VAR) - A consumable remelting process in which a high current DC arc is maintained under vacuum between an alloy electrode and a molten metal pool contained in a water-cooled copper crucible. Sequential melting produces an ingot with good internal structure, good surface finish and excellent chemical homogeneity.

Vacuum Induction Melt (VIM) - A melting process that uses an induction furnace inside a vacuum chamber to melt and cast steel and other high alloy grades. The process is normally used for grades which require a high alloy content, precise chemistry control and low impurity levels.

Processing

Annealing - Annealing is the process of heating and cooling material in such a way as to soften it, and to produce desired changes in other properties or microstructure.

Bar Mill - A mechanical device used to decrease the cross-sectional area of metal stock and produce certain desired shapes as the metal passes between rotating rolls. Cylindrical rolls produce flat product and grooved rolls produce bar.

Bright Annealing - In bright annealing, the material is annealed by heating and cooling in a furnace in an inert atmosphere filled with gases, such as hydrogen or nitrogen, which prevent oxide scale formation. The material comes out of the bright anneal furnace softer with the same relatively bright surface as it went in.

Chemical Vapor Deposition (CVD) - A process in which precursor chemicals, such as titanium tetrachloride and nitrogen gas, chemically react on the tool surface at temperatures of about 1000 degrees Centigrade to form a hard coating on the tool surface.

Forging Press - A press, usually vertical, used to operate dies to deform metal plastically. May be mechanically or hydraulically operated and either closed die for shaped, part forgings or open die for cogging.

GFM Precision Rotary Forge - A forging process where rapid simultaneous action of forging hammers subjects the work-piece to a high rate of deformation under uniform compressive stressing. The control and reproducibility of the GFM process is designed to provide optimum metallurgical consistency.

Physical Vapor Deposition (PVD) - A process in which metallic metal vapor, such as titanium, is ionized in a plasma and combined with gas ions, such as nitrogen, to form a hard coating on the surface of a tool. The process temperature is usually several hundred degrees lower than is used for CVD, and coatings thickness is usually less than half that of a CVD coating.

Pickling - Pickling is the process of using various acids and acid mixtures to remove scale that can form on material during processing at elevated temperatures (such as hot rolling or annealing).

Slit - The passing of sheet or strip material through the rotary knives of a slitter to cut the material lengthwise.

Sonic Inspection - A nondestructive inspection method in which beams of high-frequency sound waves are introduced into materials for the detection of internal or surface defects such as cracks, voids, inclusions, laps or seams.

Steckel Mill - A single stand reversing hot rolling mill with coil box furnaces to maintain temperature during the multiple hot rolling passes.

Z-Mill -A Z-mill, or Sendzimir mill, is a cold rolling mill characterized by small diameter work rolls backed up by successive clusters of rolls in a pyramid-shaped stack. This allows the mill to exert extremely high forces through the work roll and yet keep the work roll from extreme flexing. The combination of high pressure and tension makes the mill capable of cold rolling metal thin and flat to close tolerances.

COMPLETION OF STRATEGIC TRANSFORMATION

         In 1999, the Company completed a major transformation, that included the spin-offs of Teledyne Technologies Incorporated ("Teledyne"), which was comprised of certain businesses in the Company's former Aerospace and Electronics segment, and Water Pik Technologies, Inc. ("Water Pik"), which was comprised of businesses in the Company's former Consumer segment. The spin-offs were completed on November 29, 1999, when the Company distributed all of the stock of Teledyne (NYSE:TDY) and Water Pik (NYSE:PIK) to the Company's stockholders of record on November 22, 1999. Prior to the spin-offs, the Company received a ruling from the Internal Revenue Service that the spin-offs would be tax-free to the Company and its stockholders.

         Additionally, as part of this strategic transformation, the Company sold several businesses. During 1999, the Company completed the sale of its unmanned aerial vehicle and its pyrotechnic components and systems businesses, known as Ryan Aeronautical and McCormick Selph Ordnance Unit, respectively. In addition, the Company sold its pressure relief valve, nitrogen gas springs, consumer drinkware, construction and mining equipment and material handling businesses.

ACQUISITIONS

         Over the past three years, the Company has made several strategic acquisitions:

         Tungsten Carbide Products Operation. In the second quarter of 2000, the Company acquired a producer of value-added tungsten carbide products for the oil and gas drilling industry which has been integrated into Metalworking Products.

         Flat-Roll Finishing Facility. In December, 1999, the Company acquired the Washington, Pennsylvania stainless steel sheet and strip finishing plant of Bethlehem Steel Corporation ("Bethlehem") for $20.5 million in cash.

         Melting and Hot Rolling Facilities. In the fourth quarter of 1998, the Company acquired melting and hot rolling facilities and a wide anneal and pickle line from Bethlehem, and entered into a 20-year conversion services agreement with Bethlehem to provide for the melting, casting and rolling of the Company's wide stainless steel continuous mill plate products and nickel-based alloys, for $105 million in cash and $70 million in a promissory note that was paid in 1999.

         Titanium Production Facilities. In March 1998, the Company acquired the stock of Oregon Metallurgical Corporation ("Oremet"), a producer and distributor of titanium ingot, mill products and castings, in exchange for Company stock. Oremet's operations have been integrated into our High Performance Metals segment, except for Rome Metals, which is part of our Flat-Rolled Products segment.

         United Kingdom Production Facilities. In February 1998, the Company acquired specialty steel, nickel-based alloy and titanium production assets in the United Kingdom, for $110 million in cash, now known as Allvac Ltd.

         Additional Information. Additional information about recent acquisitions is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Strategic Acquisitions" on page 20 of the 2000 Annual Report and in Note 9 to the Notes to Consolidated Financial Statements on pages 41 and 42 of the 2000 Annual Report, which information is incorporated herein by reference. Also see "Forward Looking and Other Statements
- Uncertainties Relating to Synergies" herein.

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

         Our companies face competition from domestic and foreign competitors, a number of which are government subsidized. In 1999, the United States imposed antidumping and countervailing duties ranging up to 60% on dumped and subsidized imports of stainless steel sheet and strip in coils and stainless steel plate in coils from companies in ten foreign countries. The Company continues to monitor unfairly traded imports from foreign producers for appropriate action.

RAW MATERIALS AND SUPPLIES, INCLUDING ENERGY

         Substantially all parts and materials required in the manufacture of the Company's products are available from more than one supplier and the sources and availability of raw materials essential to its businesses are adequate.

         The principal materials used by the Company in the production of its specialty materials are scrap (including nickel-, chromium-, titanium- and molybdenum-bearing scrap), nickel, titanium sponge, zirconium, ferrochromium, ferrosilicon, molybdenum and molybdenum alloys, ammonium paratungstate, manganese and manganese alloys, cobalt, niobium and other alloying materials.

         Purchase prices of certain critical raw materials are volatile. As a result, the Company's operating results could be subject to significant fluctuation. For example, since the Company generally uses in excess of 40,000 tons of nickel each year, a hypothetical change of $1.00 per pound in nickel prices would result in increased costs of approximately $80 million.

         In addition, certain of these raw materials, such as nickel, cobalt ferrochromium and titanium sponge, can be acquired by the Company and its specialty materials industry competitors, in large part, only from foreign sources. Some of these foreign sources are located in countries that may be subject to unstable political and economic conditions, which might disrupt supplies or affect the price of these materials.

         The Company purchases its nickel requirements principally from producers in Australia, Canada, Norway, Russia, and the Dominican Republic. Zirconium sponge is purchased from a source in France, while zirconium sand is purchased from both U.S. and Australian sources. Cobalt is purchased primarily from producers in Canada. More than 80% of the world's reserves of ferrochromium are located in South Africa, Zimbabwe, Albania, and Kazakhstan. The Company also purchases titanium sponge from sources in Kazakhstan, Japan and Russia.

         We use large amounts of electricity and natural gas in the manufacture of our products. The prices for electricity, natural gas and other energy resources are subject to market conditions and may be volatile. As a result, the Company's operating results could be subject to significant fluctuation.

         See "Forward Looking and Other Statements - Volatility of Energy Prices; Availability of Energy Resources" and "Forward Looking and Other Statements - Volatility of Prices of Critical Raw Materials; Unavailability of Raw Materials."

GOVERNMENT CONTRACTS

         For the year ended December 31, 2000, approximately 2% of the Company's total sales were attributable to sales under contracts with the U.S. Government. Most of the Company's contracts with the U.S. Government are terminable at the convenience of the government.

         See the discussion of related matters under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters - Government Contracts" on page 24 of the 2000 Annual Report and in Note 13 of Notes to Consolidated Financial Statements on pages 46 to 48 of the 2000 Annual Report.

EXPORT SALES AND FOREIGN OPERATIONS

         International sales represented approximately 18%, 20%, and 19% of the Company's total sales in 2000, 1999, and 1998, respectively. These figures include export sales by U.S. operations to customers in foreign countries, which accounted for approximately 12%, 13%, and 11% of the Company's total sales in each of 2000, 1999 and 1998, respectively. See "Forward Looking and Other Statements - Risks of Export Sales." The Company's overseas sales, marketing and distribution efforts are aided by international marketing offices or representatives located at various locations throughout the world.

         The Company's Stellram group manufactures high precision threading, milling, boring and drilling systems for the European market from locations in the United Kingdom, Spain, France, Germany and Switzerland. The Company also has manufacturing capabilities in the

United Kingdom, Allvac Ltd, which has enhanced service to customers by improving the sales and distribution network for the Company's nickel-based alloys, specialty steel and titanium in Europe. In 2000, the STAL joint venture in the People's Republic of China began commercial production of Precision Rolled Strip(R) products. This venture should enable the Company to offer its Precision Rolled Strip(R) products more effectively to the Asian markets.

BACKLOG, SEASONALITY AND CYCLICALITY

         The Company's backlog of confirmed orders was approximately $529.0 million at December 31, 2000 and $595.8 million at December 31, 1999. During the year ending December 31, 2001, it is anticipated that approximately 87% of confirmed orders on hand at December 31, 2000 will be filled. Backlog of confirmed orders of the Flat-Rolled Products segment was $113.2 million at December 31, 2000 and $138.4 million at December 31, 1999. During the year ending December 31, 2001, it is anticipated that approximately 100% of the confirmed orders on hand at December 31, 2000 for this segment will be filled. Backlog of confirmed orders of the High Performance Metals segment was $359.7 million at December 31, 2000 and $395.8 million at December 31, 1999. During the year ending December 31, 2001, it is anticipated that approximately 80% of the confirmed orders on hand at December 31, 2000 for this segment will be filled.

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

RESEARCH, DEVELOPMENT AND TECHNICAL SERVICES

         The Company's management believes that the Company's research and development capabilities give it an edge in developing new products and manufacturing processes that contribute to the profitable growth potential of the Company on a long-term basis. The Company conducts research and development at its various operating locations both for its own account and, on a limited basis, for customers on a contract basis. Estimates of the components of research and development for each of the Company's segments, including bid and proposal costs, for the years ended December 31, 2000, 1999, and 1998 included the following:

(In millions)                               2000           1999          1998
                                            ----           ----          ----

Customer-Sponsored:
     High Performance Metals                 $2.0            $1.1         $0.8

Company-Sponsored:
     Flat-Rolled Products                     6.3             7.3          7.4
     High Performance Metals                  5.0             5.7          8.3
     Industrial Products                      2.3             2.2          2.4
                                              ---             ---          ---
                                             13.6            15.2         18.1
                                             ----            ----         ----
         Total Research and Development     $15.6           $16.3        $18.9
                                             ====            ====         ====

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

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

         The Company is subject to various domestic and international environmental laws and regulations which require that it investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including sites at which the Company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, and comparable state laws. The Company is currently involved in the investigation and remediation of a number of sites under these laws. The Company's reserves for environmental remediation totaled approximately $50.8 million at December 31, 2000. Based on currently available information, management does not believe that future environmental costs in excess of those accrued with respect to sites with which the Company has been identified are likely to have a material adverse effect on the Company's financial condition or liquidity. The resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period. In addition, there can be no assurance that additional future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on the Company's financial condition or results of operation.

         With respect to proceedings brought under the federal Superfund laws, or similar state statutes, the Company has been identified as a potentially responsible party at approximately 31 of such sites, excluding those at which it believes it has no future liability. The Company's involvement is very limited or de minimis at approximately 13 of these sites, and the potential loss exposure with respect to any of the remaining 18 individual sites is not considered to be material.

         See the discussion of related matters herein under the caption "Forward Looking and Other Statements - Risks Associated with Environmental Matters" and in Item 3. Legal Proceedings. Additional related information is presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters -Environmental" on page 24 of the 2000 Annual Report and in Notes 1 and 13 of Notes to Consolidated Financial Statements on pages 32 and 46 to 48 of the 2000 Annual Report.

EMPLOYEES

         The Company has approximately 11,400 employees. Approximately 47% of the Company's workforce is covered by various collective bargaining agreements, principally with the United Steelworkers of America ("USWA"), including: approximately 3,900 Allegheny Ludlum production and maintenance employees covered by collective bargaining agreements between Allegheny Ludlum and the USWA, which are effective through June 30, 2001; approximately 340 Oremet employees covered by a collective bargaining agreement with the USWA, which was effective through July 31, 2000; and approximately 650 Wah Chang employees covered by a collective bargaining agreement with the USWA, which the USWA terminated as of January 28, 2001. Until notice is provided otherwise, Oremet employees are currently working pursuant to the terms of the collective bargaining agreement.

         Generally, agreements that expire may be terminated after notice by the USWA. After termination, the USWA may authorize a strike. A strike by the employees covered by one or more of the collective bargaining agreements could materially adversely affect the Company's operating results. There can be no assurance that the Company will succeed in concluding collective bargaining agreements with the USWA or other unions to replace those that expire.

         In 1994, following the expiration of a prior collective bargaining agreement between Allegheny Ludlum and the USWA, the USWA authorized a strike by its members that lasted 10 weeks and materially adversely affected Allegheny Ludlum's operating results.

PRINCIPAL OFFICERS OF THE REGISTRANT

         Principal officers of the Company as of February 28, 2001 are as follows:

NAME                              AGE        TITLE
----                              ---        -----

Robert P. Bozzone                 67         Chairman, President and Chief Executive Officer*
James L. Murdy                    62         Executive Vice President*
Jon D. Walton                     58         Senior Vice President, General Counsel and Secretary*
Douglas A. Kittenbrink            45         President, Allegheny Ludlum Corporation*
Jack W. Shilling                  57         President, High Performance Metals Group*
Terry L. Dunlap                   41         Vice President, e-Business
Richard J. Harshman               44         Vice President, Finance and Chief Financial Officer*
Robert S. Park                    56         Vice President, Treasurer
Dale G. Reid                      45         Vice President, Controller and Chief Accounting Officer*
David G. Vietmeier                56         Vice President, Procurement

--------
* Such officers are subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended.

         Set forth below are descriptions of the business background for the past five years of the principal officers of the Company.

         Robert P. Bozzone has been Chairman, President and Chief Executive Officer since December 2000. Mr. Bozzone had served as Vice Chairman of the Company since August 1996 and was Vice Chairman of Allegheny Ludlum Corporation from August 1994 to August 1996. Previously, he was President and Chief Executive Officer of Allegheny Ludlum.

         James L. Murdy has been Executive Vice President of the Company since September 2000. He served as Executive Vice President, Finance and Administration and Chief Financial Officer from December 1996 to September 2000. He served as Senior Vice President - Finance and Chief Financial Officer of the Company from August 1996 to December 1996, having previously served as the Senior Vice President-Finance and Chief Financial Officer of Allegheny Ludlum Corporation.

         Douglas A. Kittenbrink has served as President of Allegheny Ludlum since April 2000. Previously he served as Senior Vice President of Allegheny Ludlum. He also served as Vice President, Engineering and Information Technology of Allegheny Ludlum from August 1994 to January 1998.

         Jack W. Shilling has served as President of the High Performance Metals Group since April 2000. Previously he served as President of Allegheny Ludlum. He also served as Executive Vice President of Allegheny Ludlum from 1996 to 1998.

         Jon D. Walton has been Senior Vice President, General Counsel and Secretary of the Company since August 1997 and served as Vice President, General Counsel and Secretary of the Company from August 1996 to August 1997, having previously served in the same capacity as an officer of Allegheny Ludlum.

         Terry L. Dunlap has served as Vice President, e-Business since April, 2000. He had been General Manager, Sheet Products for Allegheny Ludlum since 1998. Mr. Dunlap previously served in a number of management positions with Allegheny Ludlum. Mr. Dunlap is a member of Mr. Bozzone's immediate family.

         Richard J. Harshman has served as Vice President, Finance and Chief Financial Officer since December 2000. Between September 2000 and December 2000, Mr. Harshman served as Vice President, Controller and Acting Chief Financial Officer. Previously, he had been Vice President, Investor Relations and Corporate Communications since July 1998, and prior thereto, Senior Vice President, Finance and Administration, at Allvac since 1995.

         Robert S. Park has served as Vice President, Treasurer of the Company since August 1996. From May 1994 to August 1996, Mr. Park served as Vice President, Treasurer of Allegheny Ludlum. Previously, he served as Treasurer of Allegheny Ludlum.

         Dale G. Reid has served as Vice President, Controller and Chief Accounting Officer of the Company since December 2000 as well as from May 1997 to September 2000. In the interim he served as Vice President, Finance for Allegheny Ludlum. He had served as Controller of the Company from August 1996 to September 2000. Mr. Reid previously served as Chief Accounting Officer and Controller of Teledyne, Inc.

         David G. Vietmeier has served as Vice President, Procurement of the Company since April 1, 2000. Mr. Vietmeier had served as Vice President, Purchasing for Allegheny Ludlum since 1988.

         Messrs. Murdy and Walton have employment agreements with the Company. Copies of the employment agreements are filed as Exhibits 10.17 and 10.18 to this Form 10-K.

         The Company has executed change in control agreements, as amended, with certain key employees, including all of our principal officers listed above other than Mr. Bozzone, a form of which is filed as Exhibit 10.22 to this Form 10-K.

FORWARD LOOKING AND OTHER STATEMENTS

         From time to time, the Company has made and may continue to make "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This annual report contains many forward looking statements, which represent the Company's expectations or beliefs concerning various future events, unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control. Forward looking statements include those statements related to anticipated business, economic and market conditions, and product demand, including projected growth in aerospace, electrical energy, power generation, medical and electronics, and stainless steel; operational actions, including special charges taken to respond to market conditions; sales and earnings, financial condition, financial performance and growth; prices, price increases and surcharges and the effect of price increases and surcharges on performance; raw material and energy costs, expected capital expenditures, cost reductions, including, energy, e-business and procurement initiatives, anticipated cost savings, including the anticipated time periods in which savings may be realized, capital investments and the impact of investments on the Company's capabilities; working capital, cash flow, dividends, potential repurchases of Company stock; projected pension surplus, excess pension income and reimbursement of retiree health care expenditures; realization of deferred income tax assets; anticipated effects of acquisitions, joint ventures or other business combinations on earnings; the outcome of any government inquiries, litigation or other proceedings related to government contracts or other matters; safety performance; and future environmental costs. These statements are based on current expectations that involve a number of risks and uncertainties, including those described under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operation - Other Matters - Environmental" and "Management's Discussion and Analysis of Financial Condition and Results of Operation - Other Matters - Government Contracts" on page 24 of the 2000 Annual Report. Actual results or performance may differ materially from any future results or performance anticipated based on management's current expectations contained in such forward looking statements. The Company assumes no duty to update its forward looking statements. Other important factors that could cause actual results to differ from those in such forward looking statements include the following:

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

         The current trend of price deflation for many commodity products may also adversely affect prices for commodity grades of specialty materials and industrial products. As a result of these factors, the Company's operating results could be subject to significant fluctuation. For example, in recent years, adverse pricing environments for commodity grades of stainless steel have negatively affected the Company's sales and operating profit.

         Volatility of Energy Prices; Availability of Energy Resources: The prices for electricity, natural gas, oil and other energy resources are subject to market conditions and may be volatile. The Company relies upon outside sources for the supply of energy resources to manufacture its products, and the availability of such energy resources are subject to market conditions. These market conditions are often affected by political and economic factors outside the Company's control. The Company's ability to implement or maintain energy surcharges depends on market conditions. In addition, certain of our suppliers and customers may be impacted by power outages or high energy prices. Volatile prices for, or shortages in supply of, energy resources could materially adversely impact the Company's operating results.

         Volatility of Prices of Critical Raw Materials; Unavailability of Raw Materials. Purchase prices of certain critical raw materials are volatile. As a result, the Company's operating results could be subject to significant fluctuation. For example, since the Company generally uses in excess of 40,000 tons of nickel each year, a hypothetical change of $1.00 per pound in nickel prices would result in increased costs of approximately $80 million. While nickel surcharges are intended to offset the impact of increased nickel costs, competitive factors in the marketplace can limit the Company's ability to institute surcharges and there can be a delay between the increase in the price of nickel and the realization of the benefit of the surcharges. The Company enters into raw material future contracts from time to time to hedge its exposure to price fluctuation. The Company believes that it has adequate controls to monitor these contracts which are not financially material.

         Certain important raw materials used to produce specialty materials including nickel, titanium sponge and ammonia paratungstate are acquired from foreign sources. Some of these sources operate in countries that may be subject to unstable political and economic conditions. These conditions may disrupt supplies or affect the prices of these materials.

         Labor Matters. The Company has approximately 11,400 employees. Approximately 47 percent of the Company's workforce is covered by various collective bargaining agreements, principally with the United Steelworkers of America ("USWA"), including: approximately 3,900 Allegheny Ludlum production and maintenance employees covered by collective bargaining agreements between Allegheny Ludlum and the USWA, which are effective through June 30, 2001; approximately 340 Oremet employees covered by a collective bargaining agreement with the USWA which was effective through July 31, 2000; and approximately 650 Wah Chang employees covered by a collective bargaining agreement with the USWA which the USWA terminated as of January 28, 2001. Until notice is provided otherwise, Oremet employees are currently working pursuant to the terms of the collective bargaining agreement.

         Generally, agreements that expire may be terminated after notice by the USWA. After termination, the USWA may authorize a strike. A strike by the employees covered by one or more of the collective bargaining agreements could materially adversely affect the Company's operating results. There can be no assurance that the Company will succeed in concluding collective bargaining agreements with the USWA or other unions to replace those that expire.

         In 1994, following the expiration of a prior collective bargaining agreement between Allegheny Ludlum and the USWA, the USWA authorized a strike by its members that lasted 10 weeks and materially adversely affected Allegheny Ludlum's operating results.

         Risks of Export Sales. The Company believes that export sales will continue to account for a material percentage of the Company's sales. Risks associated with export sales include: political and economic instability, including weak conditions in the world's economies; accounts receivable collection; export controls; changes in legal and regulatory requirements; policy changes affecting the markets for the Company's products; changes in tax laws and tariffs; and exchange rate fluctuations (which may affect sales to international customers and the value of and profits earned on export sales when converted into dollars). Any of these factors could materially adversely effect the Company's results.

         Risks Associated with Acquisition and Disposition Strategies. The Company intends to continue to strategically position its businesses in order to improve its ability to compete. The Company plans to do this by seeking specialty niches, expanding its global presence, acquiring businesses complementary to existing strengths and continually evaluating the performance and strategic fit of existing business units. The Company regularly considers acquisition, joint ventures, and other business combination opportunities as well as possible business unit dispositions. Its management from time to time holds discussions with management of other companies to explore such opportunities. As a result, the relative makeup of the businesses comprising the Company is subject to change. Acquisitions, joint ventures, and other business combinations involve various inherent risks, such as: assessing accurately the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition or other transaction candidates; the potential loss of key personnel of an acquired business; the Company's ability to achieve identified financial and operating synergies anticipated to result from an acquisition or other transaction; and unanticipated changes in business and economic conditions affecting an acquisition or other transaction. International acquisitions and other transactions could be affected by export controls, exchange rate fluctuations, domestic and foreign political conditions and a deterioration in domestic and foreign economic conditions.

         Uncertainties Relating to Synergies. There can be no assurance that the Company will be able to realize, or do so within any particular time frame, the cost reductions, cash flow increases or other synergies expected to result from acquisitions, joint ventures and other transactions or investments the Company may undertake, or be able to generate additional revenue to offset any unanticipated inability to realize such expected synergies. Realization of the anticipated benefits of acquisitions and other transactions could take longer than expected and implementation difficulties, market factors and a deterioration in domestic or global economic conditions could alter the anticipated benefits.

         Uncertainties Relating to Spin-Offs-General. In the spin-offs of Teledyne and Water Pik, completed in November 1999, the new companies agreed to assume and to defend and hold the Company harmless against all liabilities (other than certain income tax liabilities) associated with the historical operations of their businesses, including all government contracting, environmental, product liability and other claims and demands, whenever any such claims or demands might arise or be made. If the new companies were unable or otherwise fail to satisfy these assumed liabilities, the Company could be required to satisfy them, which could have a material adverse effect on the Company's results of operations and financial condition.

         Uncertainties Relating to Spin-Offs-Tax Ruling. While the tax ruling relating to the qualification of the spin-offs of Teledyne and Water Pik as tax-free distributions within the meaning of the Internal Revenue Code generally is binding on the Internal Revenue Service, the continuing validity of the tax ruling is subject to certain factual representations and uncertainties that, among other things, require the new companies to take or refrain from taking certain actions. If a spin-off were not to qualify as a tax-free distribution within the meaning of the Internal Revenue Code, the Company would recognize taxable gain generally equal to the amount by which the fair market value of the common stock distributed to the Company's stockholders in the spin-off exceeded the Company's basis in the new company's assets. In addition, the distribution of the new company's common stock to Company stockholders would generally be treated as taxable to the Company's stockholders in an amount equal to the fair market value of the common stock they received. If a spin-off qualified as a distribution within the meaning of the Internal Revenue Code but was disqualified as tax-free to the Company because of certain post-spin-off circumstances, the Company would recognize taxable gain as described in the preceding sentence, but the distribution of the new company's common stock to the Company's stockholders in the spin-off would generally be tax-free to each Company stockholder. In the spin-offs, the new companies executed tax sharing and indemnification agreements in which each agreed to be responsible for any taxes imposed on and other amounts paid by the Company, its agents and representatives and its stockholders as a result of the failure of the spin-off to qualify as a tax-free distribution within the meaning of the Internal Revenue Code if the failure or disqualification is caused by post-spin-off actions by or with respect to that company or its stockholders. Potential liabilities under these agreements could exceed the respective new company's net worth by a substantial amount. If either or both of the spin-offs were not to qualify as tax-free distributions to the Company or its stockholders, and either or both of the new companies were unable or otherwise failed to satisfy the liabilities they assumed under the tax sharing and indemnification agreements, the Company could be required to satisfy them without full recourse against the new companies. This could have a material adverse effect on the Company's results of operations and financial condition.

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

         Risks Associated with Government Contracts. One of the Company's operating companies directly performs contractual work for the U.S. Government. Various claims (whether based on U.S. Government or Company audits and investigations or otherwise) have been or may be asserted against the Company related to its U.S. Government contract work, principally related to the former operations of Teledyne, Inc., including claims based on business practices and cost classifications and actions under the False Claims Act. Depending on the circumstances and the outcome, such proceedings could result in fines, penalties, compensatory and treble damages or the cancellation or suspension of payments under one or more U.S. Government contracts. Under government regulations, a company, or one or more of its operating divisions or units, can also be suspended or debarred from government contracts based on the results of investigations.

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

ITEM 2.  PROPERTIES

         The Company's principal domestic facilities as of December 31, 2000 are listed below by segment. Of those facilities listed below which are owned, three are subject to mortgages or similar encumbrances securing borrowings under certain industrial development authority financings. See Note 3 of the Notes to Consolidated Financial Statements on page 34 of the 2000 Annual Report. Although the facilities vary in terms of age and condition, the Company's management believes that these facilities have generally been well-maintained.


                                                                                                   APPROXIMATE
                                                                                                  SQUARE FOOTAGE
         FACILITY LOCATION                                PRINCIPAL USE                           (OWNED/LEASED)
         -----------------                                -------------                           --------------

FLAT-ROLLED PRODUCTS

   Brackenridge Works                 Manufacturing of stainless steel and other                2,443,000 (owned)
   Brackenridge and Natrona, PA       specialty material strip, sheet, and plate
                                      and silicon electrical steel strip and sheet.

   West Leechburg Works               Manufacturing of stainless steel and other                1,415,000 (owned)
   West Leechburg and                 specialty material strip and sheet and silicon
   Bagdad, PA                         electrical steel strip and sheet.

   Vandergrift Plant                  Manufacturing of stainless steel strip and sheet.          966,000 (owned)
   Vandergrift, PA

   Washington Plant                   Manufacturing of specialty material plate products.        615,000 (owned)
   Washington, PA

   Washington Flat-Roll Plant         Anneal, pickle, roll and finish stainless steel sheet      350,000 (owned)
   Washington, PA                     products.

   Wallingford Plant                  Manufacturing of stainless steel and other specialty       591,000 (owned)
   Wallingford and                    material strip and sheet.
   Waterbury, CT

   Houston Plant                      Manufacturing of stainless steel and other specialty       298,000 (owned)
   Houston, PA                        material products.

   Latrobe Plant                      Production of nickel-based and other specialty steel       468,000 (owned)
   Latrobe, PA                        products.

   New Castle Plant                   Manufacturing of stainless steel sheet.                    178,000 (owned)
   New Castle, IN

                                                                                                   APPROXIMATE
                                                                                                  SQUARE FOOTAGE
         FACILITY LOCATION                                PRINCIPAL USE                           (OWNED/LEASED)
         -----------------                                -------------                           --------------

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

   Lockport Plant                     Manufacturing nickel-based alloy and other specialty       282,000 (owned)
   Lockport, NY                       material products.

   Richburg Plant                     Production of nickel and titanium product and other        221,000 (owned)
   Richburg, SC                       specialty steel long products.

   Bakers Plant                       Production of titanium ingot.                               60,000 (owned)
   Monroe, NC

   Oremet Facility                    Production of titanium, ingot, mill products and           491,000 (owned)
   Albany, OR                         castings.

   Wah Chang Facility                 Production of zirconium, hafnium, niobium, titanium        917,000 (owned)
   Albany, OR                         and tantalum.

   Richland Plant                     Production of titanium ingots, slabs and electrodes.       103,000 (owned)
   Richland, WA

   Huntsville Plant                   Production of exotic alloys and other specialty             91,000 (owned)
   Huntsville, AL                     material wire.

INDUSTRIAL PRODUCTS

   Waynesboro, PA                     Production of threading systems.                           386,000 (owned)

   Huntsville, AL                     Production of tungsten and tungsten carbide powders.       293,000 (owned)

   Grant, AL                          Production of primary tungsten sintered parts.             88,000 (leased)

   Houston, TX                        Production of tungsten carbide products used in oil        120,000 (owned)
                                      and gas drilling applications.

   Nashville, TN                      Production of tungsten carbide and cutting tools.          134,000 (leased)

   La Porte, IN                       Manufacturing of large ductile and grey iron castings.     453,000 (owned)

   Portland, IN                       Manufacturing of carbon and alloy steel forgings.          215,000 (owned)

   Lebanon, KY                        Manufacturing of carbon and alloy steel forgings.          100,000 (owned)

         The Company also owns or leases production facilities in a number of foreign countries, including the United Kingdom, Germany, France, Spain, and Switzerland. The Company operates 625,000-square foot facilities for melt and remelt, machining and bar mill operations, laboratories and offices located on a 25-acre site in Sheffield, England, and 40,000-square foot leased facility for computer numerically controlled milling and machine operations.

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

         In June 1995, the U.S. Department of Justice commenced an action against Allegheny Ludlum in the United States District Court for the Western District of Pennsylvania, alleging multiple violations of the federal Clean Water Act. Trial of this matter concluded in February 2001 with a favorable jury verdict for Allegheny Ludlum on virtually all claims. The Court is in the process of determining a penalty amount for approximately 150 incidents which Allegheny Ludlum had reported to the appropriate environmental agencies.

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

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

        Information required by this item is incorporated by reference to Note 14 of the Notes to Consolidated Financial Statements on page 48 of the 2000 Annual Report and to "Common Stock Prices" on page 49 of the 2000 Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA

        Information required by this item is incorporated by reference to "Selected Financial Data" on pages 50 and 51 of the 2000 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Information required by this item is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 17 through 26 of the 2000 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information required by this item is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters -Hedging" on pages 23 and 24 of the 2000 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Consolidated Financial Statements and Notes to Consolidated Financial Statements listed in Item 14(a)(1) are incorporated by reference to pages 27 through 48 of the 2000 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        In addition to the information set forth under the caption "Principal Officers of the Registrant" in Part I of this report, the information concerning the directors of the Company required by this item is incorporated by reference to "Election of Directors" as set forth in the 2001 Proxy Statement filed by the Registrant pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

        Information required by this item is incorporated by reference to "Directors Compensation," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" as set forth in the 2001 Proxy Statement filed by the Registrant pursuant to Regulation 14A. The Registrant does not incorporate by reference in this Form 10-K either the "Report on Executive Compensation" or the "Cumulative Total Stockholder Return" section of the 2001 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information required by this item is incorporated by reference to "Stock Ownership Information" as set forth in the 2001 Proxy Statement filed by the Registrant pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required by this item is incorporated by reference to "Certain Transactions" as set forth in the 2001 Proxy Statement filed by the Registrant pursuant to Regulation 14A.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

         (1)  FINANCIAL STATEMENTS

         The following consolidated financial statements included on pages 27 through 48 of the 2000 Annual Report are incorporated by reference:

         Consolidated Statements of Income - Years Ended December 31, 2000, 1999
           and 1998
         Consolidated Balance Sheets at December 31, 2000 and 1999
         Consolidated Statements of Cash Flows - Years Ended December 31, 2000,
           1999 and 1998
         Consolidated Statements of Stockholders' Equity - Years Ended December
           31, 2000, 1999 and 1998
         Report of Ernst & Young LLP, Independent Auditors
         Notes to Consolidated Financial Statements

         (2)  FINANCIAL STATEMENT SCHEDULES

         All schedules set forth in the applicable accounting regulations of the Commission either are not required under the related instructions or are not applicable and, therefore, have been omitted.

         (3)  EXHIBITS

         A list of exhibits included in this Report or incorporated by reference is found in the Exhibit Index beginning on page 30 of this Report and incorporated by reference.

(b)  REPORT ON FORM 8-K FILED IN THE FOURTH QUARTER OF 2000:

         The Company filed a current report on Form 8-K on December 7, 2000 regarding the announced resignation of Thomas A. Corcoran, as Chairman, President and Chief Executive Officer.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ALLEGHENY TECHNOLOGIES INCORPORATED

Date:  March 14, 2001       By              /s/ Robert P. Bozzone
                                 -----------------------------------------------
                                               Robert P. Bozzone
                                 Chairman, President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the 14th day of March, 2001.


              /s/ Robert P. Bozzone                                            /s/ Richard J. Harshman
--------------------------------------------------              ------------------------------------------------------
                Robert P. Bozzone                                                Richard J. Harshman
 Chairman, President and Chief Executive Officer                               Vice President, Finance
                                                                             and Chief Financial Officer
                                                                            (Principal Financial Officer)

                                                                                  /s/ Dale G. Reid
                                                                ------------------------------------------------------
                                                                                    Dale G. Reid
                                                                            Vice President-Controller and
                                                                              Chief Accounting Officer
                                                                           (Principal Accounting Officer)

             /s/ Paul S. Brentlinger                                            /s/ Frank V. Cahouet
--------------------------------------------------              ------------------------------------------------------
               Paul S. Brentlinger                                                Frank V. Cahouet
                    Director                                                          Director

               /s/ Diane C. Creel                                               /s/ C. Fred Fetterolf
--------------------------------------------------              ------------------------------------------------------
                 Diane C. Creel                                                   C. Fred Fetterolf
                    Director                                                          Director

                /s/ Ray J. Groves                                              /s/ George J. Kourpias
--------------------------------------------------              ------------------------------------------------------
                  Ray J. Groves                                                  George J. Kourpias
                    Director                                                          Director

             /s/ W. Craig McClelland                                             /s/ James L. Murdy
--------------------------------------------------              ------------------------------------------------------
               W. Craig McClelland                                                 James L. Murdy
                    Director                                            Executive Vice President and Director

              /s/ William G. Ouchi                                           /s/ Charles J. Queenan, Jr.
--------------------------------------------------              ------------------------------------------------------
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

3.1 Certificate of Incorporation of Allegheny Technologies Incorporated, as amended , (incorporated by reference to Exhibit 3.1 to the Registrant's Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12001)).

3.2 Amended and Restated Bylaws of Allegheny Technologies Incorporated (incorporated by reference to Exhibit 3.2 to the Registrant's Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12001)).

4.1 Credit Agreement dated as of August 30, 1996 (incorporated by reference to Exhibit 10 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 1-12001)), Assignment and Assumption Agreements dated as of August 22, 1997 and First Amendment to Credit Agreement dated as of August 31, 1996 (incorporated by reference to Exhibit 4 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 1-12001)), and Second Amendment to Credit Agreement dated as of March 24, 1998 to certain Credit Agreement dated as of August 30, 1996, as amended by First Amendment to Credit Agreement dated as of August 31, 1997 (incorporated by reference to Exhibit 4 to the Registrant's Report on Form 10-K for the quarter ended March 31, 1998 (File No. 1-12001), and Third Amendment to Credit Agreement dated as of March 30, 1999 (incorporated by reference to Exhibit 4 to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-12001)) and Fourth Amendment to Credit Agreement dated as of August 6, 1999 (incorporated by reference to Exhibit 4 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-12001)), and Fifth Amendment to Credit Agreement dated December 29, 2000 (filed herewith).

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

4.4 Issuing and Paying Agreement dated as of November 2, 2000 between Allegheny Technologies Incorporated and Bank One (filed herewith).

4.5 Commercial Paper Dealer Agreement 4(2) Program between Allegheny Technologies Incorporated and Chase Securities, Inc. dated as of November 2, 2000 (filed herewith).

4.6 Commercial Paper Dealer Agreement 4(2) Program between Allegheny Technologies Incorporated and Goldman, Sachs & Co. dated as of November 2, 2000 (filed herewith).

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

10.3 Allegheny Technologies Incorporated Stock Acquisition and Retention Program effective January 1, 1998, as amended and restated (incorporated by reference to Exhibit 10.3 to the Registrant's Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12001)).*

10.4 Allegheny Technologies Incorporated Stock Acquisition and Retention Program effective December 13, 2000 (filed herewith).*

10.5 Allegheny Technologies Incorporated 1996 Non-Employee Director Stock Compensation Plan, as amended December 17, 1998 (incorporated by reference to Exhibit 10.4 to the Registrant's Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12001)).*

10.6 Allegheny Technologies Incorporated Fee Continuation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12001)).*

10.7 Supplemental Pension Plan for Certain Key Employees of Allegheny Technologies Incorporated and its subsidiaries (formerly known as the Allegheny Ludlum Corporation Key Man Salary Continuation Plan) (incorporated by reference to Exhibit 10.7 to the Company's Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12001)).*

10.8 Allegheny Technologies Incorporated Benefit Restoration Plan, as amended (incorporated by reference to Exhibit 10.8 to the Registrant's Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12001)).*

10.9 Allegheny Ludlum Corporation 1987 Stock Option Incentive Plan (as amended and restated) (incorporated by reference to Exhibit 10(f) to Allegheny Ludlum Corporation's Report on Form 10-K for the year ended December 31, 1995 (File No. 1-9498)).*

10.10 Allegheny Ludlum Corporation Performance Share Plan (as amended and restated) (incorporated by reference to the Registration Statement on Form S-4 (No. 333-8235) of Allegheny Technologies Incorporated, appears as Appendix F to the Joint Proxy Statement/Prospectus forming part of the Registration Statement).*

10.11 Allegheny Ludlum Corporation Stock Acquisition and Retention Plan, as restated effective as of August 15, 1996 (incorporated by reference to Exhibit 10.10 to the Company's Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12001)).*

10.12    Teledyne, Inc. 1990 Stock Option Plan (incorporated by reference to
         Exhibit 10 to Teledyne, Inc.'s Report on Form 10-K for the year ended December 31, 1990 (File No. 1-5212)).*

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

10.19 Employment Agreement dated August 17, 1999 between Allegheny Technologies Incorporated and Thomas A. Corcoran (incorporated by reference to Exhibit 10(a) of the Company's Report on Form 10-Q for the period ending September 30, 1999 (File No. 1-12001)).*

10.20 Restricted Stock Agreement dated September 16, 1999 between Allegheny Technologies Incorporated and Thomas A. Corcoran (incorporated by reference to Exhibit 10(b) to the Company's Report on Form 10-Q for the period ending September 30, 1999 (File No. 12001)).*

10.21 Supplemental Pension Plan Agreement dated September 16, 1999 between Allegheny Technologies Incorporated and Thomas A. Corcoran (incorporated by reference to Exhibit 10(c) to the Company's Report on Form 10-Q for the period ending September 30, 1999 (File No. 1-12001)).*

10.22 Form of Change in Control Severance Agreement (Senior Management), as amended (filed herewith).*

10.23 Employee Benefits Agreement dated November 29, 1999 between Allegheny Technologies Incorporated and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 10.23 to the Registrant's Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12001)).*

10.24 Employee Benefits Agreement dated November 29, 1999 between Allegheny Technologies Incorporated and Water Pik Technologies, Inc. (incorporated by reference to Exhibit 10.24 to the Registrant's Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12001)).*

10.25 Tax Sharing and Indemnification Agreement dated November 29, 1999 between Allegheny Technologies Incorporated and Teledyne Technologies (incorporated by reference to Exhibit 10.25 to the Registrant's Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12001)).*

10.26 Tax Sharing and Indemnification Agreement dated November 29, 1999 between Allegheny Technologies Incorporated and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 10.26 to the Registrant's Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12001)).*

10.27 Allegheny Technologies Incorporated Executive Deferred Compensation Plan, as amended (filed herewith).

10.28 Allegheny Technologies Incorporated Performance Share Program (incorporated by reference to Exhibit 10.22 to the Registrant's Report on Form 10-K for 1998 (File 1-12001)).*

10.29 Allegheny Technologies Incorporated Annual Incentive Plan (incorporated by reference to Exhibit 10.23 to the Registrant's Report on Form 10-K for the year ended December 31, 1998 (File 1-12001)).*

10.30 Allegheny Technologies Incorporated 2000 Incentive Plan (incorporated by reference to Exhibit 10.30 to the Registrant's Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12001)).*

10.31 Settlement Agreement and Release dated February 15, 2001 by and between Thomas A. Corcoran and Allegheny Technologies Incorporated (filed herewith).*

10.32 Allegheny Technologies Incorporated Performance Share Program and form of Participant Agreement for the 2000-2002 Award Period (filed herewith).*

10.33 Allegheny Technologies Incorporated Annual Incentive Plan for the year 2000 (filed herewith).*

13.1 Pages 17 through that part of page 51 referencing financial data, inclusive, of the Annual Report of Allegheny Technologies Incorporated for the year ended December 31, 2000 (filed herewith).

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