Form 10-Q
period 2001-03-03
ALLEGHENY TECHNOLOGIES INC
filed 2001-05-15
CIK 1018963

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Yes    _X_                                         No _____

At May 4, 2001, the Registrant had outstanding 80,202,179 shares of its Common Stock.

                       ALLEGHENY TECHNOLOGIES INCORPORATED
                                  SEC FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001


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

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

              ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                (In millions except share and per share amounts)

                                                                                        March 31,      December 31,
                                                                                             2001              2000
                                                                                             ----              ----
                                                                                      (Unaudited)         (Audited)
ASSETS
Cash and cash equivalents                                                              $     23.5        $     26.2
Accounts receivable                                                                         317.7             325.3
Inventories                                                                                 577.6             585.7
Deferred income taxes                                                                        94.2              61.2
Prepaid expenses and other current assets                                                    27.1              24.4
                                                                                       ----------        ----------
     Total Current Assets                                                                 1,040.1           1,022.8
Property, plant and equipment                                                               875.3             872.0
Prepaid pension cost                                                                        617.5             593.6
Cost in excess of net assets acquired                                                       193.9             194.5
Other assets                                                                                 85.4              93.3
                                                                                       ----------        ----------
     Total Assets                                                                      $  2,812.2        $  2,776.2
                                                                                       ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                                       $    197.8        $    169.3
Accrued liabilities                                                                         187.9             191.0
Short-term debt and current portion of long-term
     debt                                                                                    57.6              53.2
                                                                                       ----------        ----------
     Total Current Liabilities                                                              443.3             413.5
Long-term debt                                                                              501.5             490.6
Accrued postretirement benefits                                                             520.1             525.9
Deferred income taxes                                                                       184.4             158.7
Other                                                                                       138.4             148.3
                                                                                       ----------        ----------
     Total Liabilities                                                                    1,787.7           1,737.0
                                                                                       ----------        ----------

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.10: authorized-
     50,000,000 shares; issued-none                                                            --                --
Common stock, par value $0.10, authorized-500,000,000
     shares; issued-98,951,490 shares at March 31, 2001 and December 31, 2000;
     outstanding-80,133,152 shares at March 31, 2001 and 80,339,957 shares
     at December 31, 2000                                                                     9.9               9.9
Additional paid-in capital                                                                  481.2             481.2
Retained earnings                                                                         1,039.2           1,050.0
Treasury stock: 18,818,338 shares at
     March 31, 2001 and 18,611,533 shares
     at December 31, 2000                                                                  (483.1)           (482.3)
Accumulated other comprehensive
     loss, net of tax                                                                       (22.7)            (19.6)
                                                                                       ----------        ----------
     Total Stockholders' Equity                                                           1,024.5           1,039.2
                                                                                       ----------        ----------
Total Liabilities and Stockholders' Equity                                             $  2,812.2        $  2,776.2
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

              ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In millions except per share amounts)
                                   (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                      -------------------
                                                       2001         2000
                                                       ----         ----

Sales                                                 $542.5       $625.4

Costs and expenses:
  Cost of sales                                        476.9        510.7
  Selling and administrative expenses                   48.4         51.0
  Interest expense, net                                  8.0          6.9
                                                      ------       ------
                                                       533.3        568.6

Earnings before other income                             9.2         56.8
Other income                                             1.2          8.4
                                                      ------       ------

Income before income taxes                              10.4         65.2

Provision for income taxes                               4.0         23.9
                                                      ------       ------

Net income                                            $  6.4       $ 41.3
                                                      ======       ======

Basic and diluted net income per common share
                                                      $ 0.08       $ 0.47
                                                      ======       ======


The accompanying notes are an integral part of these statements.

              ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                             ---------------------
                                                              2001           2000
                                                              ----           ----
OPERATING ACTIVITIES:
  Net income                                                 $  6.4        $  41.3
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                              24.8           24.8
    Deferred income taxes                                      (7.6)          15.8
    Gains on sales of investments and businesses                 --          (10.5)
  Change in operating assets and liabilities:
    Accounts payable                                           28.4           12.4
    Prepaid pension cost                                      (23.9)         (32.5)
    Inventories                                                 8.1            1.9
    Accounts receivable                                         7.6          (15.3)
    Accrued liabilities and other                             (16.8)          (8.1)
                                                             ------        -------

CASH PROVIDED BY OPERATING ACTIVITIES                          27.0           29.8

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                  (24.7)         (12.2)
  Disposals of property, plant and equipment                    0.9            1.7
  Purchases of businesses and investment in ventures           (0.5)            --
  Proceeds from the sale of investments                          --           14.2
  Other                                                        (0.3)          (0.6)
                                                             ------        -------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               (24.6)           3.1

FINANCING ACTIVITIES:
  Net borrowings under credit facilities                        9.6          115.6
  Borrowings on long-term debt                                  4.5            2.4
  Payments on long-term debt and capital leases                (0.2)          (0.7)
                                                             ------        -------
    Net increase in debt                                       13.9          117.3
  Purchases of common stock                                    (3.0)        (130.6)
  Dividends paid                                              (16.0)         (17.3)
  Exercises of stock options                                     --            0.2
                                                             ------        -------
CASH USED IN FINANCING ACTIVITIES                              (5.1)         (30.4)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (2.7)           2.5

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR             26.2           50.7
                                                             ------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 23.5        $  53.2
                                                             ======        =======

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

     Certain amounts from 2000 have been reclassified to conform with the 2001 presentation.

     These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the Company, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report. The results of operations for these interim periods are not necessarily indicative of the operating results for a full year.

New Accounting Pronouncements

     On January 1, 2001, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" was adopted by the Company. This statement establishes accounting and reporting standards requiring the fair value of derivative instruments be recognized as either assets or liabilities in the statement of financial position. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

     Based upon the Company's derivative positions at March 31, 2001, the Company had recognized an unrealized net loss of $5.1 million, net of income taxes, in stockholders' equity as a component of other comprehensive income. The Company had no gain or loss from the cumulative effect of an accounting change recognized in the statement of net income. The cumulative effect on other comprehensive income was immaterial. Derivative instruments are principally used by the Company to hedge certain raw material price, energy price and foreign exchange risks. The Company continually monitors the effectiveness of its derivative instruments. The Company had no gain or loss from hedge ineffectiveness recognized in the statement of net income.

NOTE 2.  INVENTORIES

     Inventories were as follows (in millions):


                                               March 31,       December 31,
                                                 2001             2000
                                                               (audited)
                                                 ----             ----
Raw materials and supplies                     $   95.6        $  110.3
Work-in-process                                   492.9           488.4
Finished goods                                     99.2            99.1
                                               --------        --------
Total inventories at current cost                 687.7           697.8
Less allowances to reduce current cost
     values to LIFO basis                        (103.5)         (108.7)
Progress payments                                  (6.6)           (3.4)
                                               --------        --------
Total inventories                              $  577.6        $  585.7
                                               ========        ========


NOTE 3.  SUPPLEMENTAL BALANCE SHEET INFORMATION

     Property, plant and equipment at March 31, 2001 and December 31, 2000 were as follows (in millions):

                                                  March 31,      December 31,
                                                    2001            2000
                                                                  (audited)
                                                    ----            ----
Land                                              $   31.6        $   31.7
Buildings                                            214.8           216.2
Equipment and leasehold improvements               1,535.2         1,507.9
                                                  --------        --------
                                                   1,781.6         1,755.8
Accumulated depreciation and amortization           (906.3)         (883.8)
                                                  --------        --------
Total property, plant and equipment               $  875.3        $  872.0
                                                  ========        ========


    Accrued liabilities included salaries and wages of $27.3 million and $37.4 million at March 31, 2001 and December 31, 2000, respectively.

NOTE 4.  BUSINESS SEGMENTS

     Information on the Company's business segments was as follows (in millions):

                                       Three Months Ended
                                            March 31,
                                     -----------------------
                                       2001           2000
                                       ----           ----

Total sales:

Flat-Rolled Products                 $  289.5       $  382.5
High Performance Metals                 205.3          195.4
Industrial Products                      72.7           71.9
                                     --------       --------
                                        567.5          649.8
Intersegment sales:

Flat-Rolled Products                      7.0            6.6
High Performance Metals                  18.0           17.8
                                     --------       --------
                                         25.0           24.4

Sales to external customers:

Flat-Rolled Products                    282.5          375.9
High Performance Metals                 187.3          177.6
Industrial Products                      72.7           71.9
                                     --------       --------
                                     $  542.5       $  625.4
                                     ========       ========

                                       Three Months Ended
                                            March 31,
                                     -----------------------
                                       2001           2000
                                       ----           ----
Operating Profit(Loss):

Flat-Rolled Products                 $   (4.5)      $   37.7
High Performance Metals                  11.0           13.0
Industrial Products                       4.1            6.6
                                     --------       --------

Total operating profit                   10.6           57.3

Corporate expenses                       (7.0)          (8.3)
Interest expense, net                    (8.0)          (6.9)
Gains (Losses) on asset sales
  and other                              (1.7)           0.5
Excess pension income                    16.5           22.6
                                     --------       --------

Income before income taxes           $   10.4       $   65.2
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

NOTE 5. NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

                                            Three Months Ended
                                                 March 31,
                                            ------------------
                                             2001        2000
                                             ----        ----
Numerator:
  Numerator for basic and diluted
    net income per common share -
    net income                               $ 6.4       $41.3
                                             =====       =====

Denominator:
  Weighted average shares                     80.2        87.2
  Contingent issuable stock                    0.1         0.1
                                             -----       -----
  Denominator for basic net
    income per common share                   80.3        87.3

Effect of dilutive securities:
  Employee stock options                       0.1         0.1
                                             -----       -----
  Dilutive potential common
    shares                                     0.1         0.1

  Denominator for diluted net
    income per common share -
    adjusted weighted average shares          80.4        87.4
                                             =====       =====

Basic and diluted net income
    per common share                         $0.08       $0.47
                                             =====       =====

NOTE 6. COMPREHENSIVE INCOME

     The components of comprehensive income, net of tax, were as follows (in millions):

                                             Three Months Ended
                                                 March 31,
                                             ------------------
                                             2001         2000
                                             ----         ----

Net income                                   $ 6.4        $41.3
Foreign currency translation gains
  (losses)                                     3.1         (2.1)
Unrealized derivative gains (losses)          (5.1)          --
Unrealized gains (losses) on
  securities:

  Unrealized holding gains arising
    during period                             (1.3)         0.6
  Less: realized gains included in
    net income                                  --          7.4
                                             -----        -----
                                              (1.3)        (6.8)
                                             -----        -----


Comprehensive income                         $ 3.1        $32.4
                                             =====        =====

NOTE 7. STOCKHOLDERS' EQUITY

     Allegheny Technologies paid a cash dividend of $0.20 per share of common stock in each of the 2001 and 2000 first quarters.

     The Company's Board of Directors has authorized up to a total of 25 million shares of Allegheny Technologies common stock to be acquired under the Company's stock repurchase program. These shares may be purchased from time-to-time in the open market or in negotiated transactions. In the first three months of 2001, the Company repurchased 0.2 million shares for $3.0 million under this program. From the inception of the share repurchase program on October 1, 1998 through May 4, 2001, the Company has repurchased 20.5 million shares at a cost of $531.1 million.

NOTE 8.  FINANCIAL INFORMATION FOR SUBSIDIARY AND GUARANTOR PARENT

     The payment obligations under the 6.95% debentures due 2025 issued by Allegheny Ludlum Corporation (the "Subsidiary") are fully and unconditionally guaranteed on a joint and several basis by Allegheny Technologies Incorporated (the "Guarantor Parent"). In accordance with previous positions established by the Securities and Exchange Commission, the following summarized financial information illustrates separately the composition of the Subsidiary, the Non-Guarantor Subsidiaries and the Guarantor Parent. Separate complete financial statements of the Subsidiary are not presented because management has determined that they would not provide additional material information that would be useful in assessing the financial composition of the Subsidiary or the guarantor and non-guarantors. The principal elimination entries eliminate investments in subsidiaries and certain intercompany balances and transactions.

     In 1996, the underfunded defined benefit pension plans of Allegheny Ludlum Corporation were merged with the overfunded defined benefit pension plans of Teledyne, Inc. and Allegheny Technologies became the plan sponsor. As a result, the summarized balance sheet information presented for Allegheny Ludlum Corporation does not include the Allegheny Technologies net prepaid pension asset or the related deferred taxes. Solely for purposes of this presentation, pension income has been allocated to Allegheny Ludlum Corporation to offset pension and postretirement expenses which may be funded with pension assets. This allocated pension income has not been recorded in the financial statements of Allegheny Ludlum Corporation. Additionally, management and royalty fees charged to Allegheny Ludlum Corporation and to the Non-Guarantor Subsidiaries by the parent have been excluded solely for purposes of this presentation.

Summarized Condensed Financial Information

For the quarter ended March 31, 2001 (unaudited)
----------------------------------------------------------------------------------------------------------------
                                                                        Non-
                                    Parent                         Guarantor
(In millions)                    Guarantor      Subsidiary      Subsidiaries      Eliminations      Consolidated
----------------------------------------------------------------------------------------------------------------
Current assets                    $    0.7        $  476.7          $  581.1         $   (18.4)         $1,040.1
----------------------------------------------------------------------------------------------------------------
Non-current assets                 2,521.5         1,146.5             681.7          (2,577.6)          1,772.1
----------------------------------------------------------------------------------------------------------------
Current liabilities                  440.9           157.0             334.1            (488.7)            443.3
----------------------------------------------------------------------------------------------------------------
Non-current liabilities            1,056.8           728.8              61.7            (502.9)          1,344.4
----------------------------------------------------------------------------------------------------------------
Net sales                               --           239.1             303.4                --             542.5
----------------------------------------------------------------------------------------------------------------
Gross profit                            --             1.9              70.6              (6.9)             65.6
----------------------------------------------------------------------------------------------------------------
Net income (loss)                  $   6.4        $   (6.2)         $   26.1         $   (19.9)         $    6.4
----------------------------------------------------------------------------------------------------------------


For the year ended December 31, 2000 (audited)
----------------------------------------------------------------------------------------------------------------
                                                                        Non-
                                    Parent                         Guarantor
(In millions)                    Guarantor      Subsidiary      Subsidiaries      Eliminations      Consolidated
----------------------------------------------------------------------------------------------------------------
Current assets                    $    3.1        $  519.3          $  563.3        $    (62.9)         $1,022.8
----------------------------------------------------------------------------------------------------------------
Non-current assets                 2,514.7         1,125.6             662.1          (2,549.0)          1,753.4
----------------------------------------------------------------------------------------------------------------
Current liabilities                  430.2           172.0             324.5            (513.2)            413.5
----------------------------------------------------------------------------------------------------------------
Non-current liabilities           $1,048.4        $  691.9          $   69.5        $   (486.3)         $1,323.5
----------------------------------------------------------------------------------------------------------------


For the quarter ended March 31, 2000 (unaudited)
----------------------------------------------------------------------------------------------------------------
                                                                        Non-
                                    Parent                         Guarantor
(In millions)                    Guarantor      Subsidiary      Subsidiaries      Eliminations      Consolidated
----------------------------------------------------------------------------------------------------------------
Net sales                         $     --        $  373.8          $  251.6        $       --          $  625.4
----------------------------------------------------------------------------------------------------------------
Gross profit                            --            48.6              73.6              (7.5)            114.7
----------------------------------------------------------------------------------------------------------------
Net income                        $   41.3        $   20.7          $   37.6        $    (58.3)         $   41.3
----------------------------------------------------------------------------------------------------------------


NOTE 9.  COMMITMENTS AND CONTINGENCIES

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

     Environmental liabilities are recorded when the Company's liability is probable and the costs are reasonably estimable. In many cases, however, investigations are not yet at a stage where the Company has been able to determine whether it is liable or, if liability is probable, to reasonably estimate the loss or range of loss, or certain components thereof. Estimates of the Company's liability are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluations and estimates of appropriate cleanup technology, methodology and cost, the extent of corrective actions that may be required, and the number and financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation. Accordingly, as investigation and remediation of these sites proceed, adjustments in the Company's accruals are made to reflect new information. The amounts of any such adjustments could have a material adverse effect on the Company's results of operations in a given period, but the amounts, and the possible range of loss in excess of amounts accrued, are not reasonably estimable. Based on currently available information, however, management does not believe future environmental costs in excess of those accrued with respect to sites with which the Company has been identified are likely to have a material adverse effect on the Company's financial condition or results of operations. The resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations of that period. In addition, there can be no assurance that additional future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on the Company's financial condition or results of operations.

     At March 31, 2001, the Company's reserves for environmental investigation and remediation obligations totaled approximately $49.2 million, of which approximately $18.2 million was included in other current liabilities. The reserve includes estimated probable future costs of $21.1 million for federal Superfund and comparable state-managed sites; $3.5 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $13.7 million for owned or controlled sites at which Company operations have been discontinued; and $10.9 million for sites utilized by the Company in its ongoing operations. The Company is evaluating whether it may be able to recover a portion of future costs for environmental liabilities from third parties other than participating potentially responsible parties.

     The timing of expenditures of these accrued amounts depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years, and will complete remediation of all sites for which it has identified remediation obligations within approximately 30 years.

     Various claims (whether based on U.S. Government or Company audits and investigations or otherwise) have been or may be asserted against the Company related to its U.S. Government contract work, principally related to the former operations of Teledyne, Inc., including claims based on business practices, cost classifications, and the False Claims Act. Depending on the circumstances and the outcome, such proceedings could result in fines, penalties, compensatory and treble damages or the cancellation or suspension of payments under one or more U.S. Government contracts. Under government regulations, a company, or one or more of its operating divisions or units, can also be suspended or debarred from government contracts based on the results of investigations. Given the limited extent of the Company's business with the U.S. Government, the Company believes that a suspension or debarment of the Company would not have a material adverse effect on the future operating results and consolidated financial condition of the Company. Although the outcome of these matters cannot be predicted with certainty, management does not believe there is any audit, review or investigation currently pending against the Company of which management is aware that is likely to have a material adverse effect on the Company's financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period.

     In the spin-offs of Teledyne Technologies Incorporated ("Teledyne") and Water Pik Technologies, Inc. ("Water Pik"), completed in November 1999, the new companies agreed to assume and to defend and hold the Company harmless against all liabilities (other than certain income tax liabilities) associated with the historical operations of their businesses, including all government contracting, environmental, product liability and other claims and demands, whenever any such claims or demands might arise or be made. If the new companies were unable or otherwise fail to satisfy these assumed liabilities, the Company could be required to satisfy them, which could have a material adverse effect on the Company's results of operations and financial condition.

     In connection with the spin-offs of Teledyne and Water Pik, the Company received a tax ruling from the Internal Revenue Service stating that the spin-offs would be tax-free to the Company and the Company's stockholders. While the tax ruling, as supplemented, relating to the qualification of the spin-offs as tax-free distributions within the meaning of the Internal Revenue Code generally is binding on the Internal Revenue Service, the continuing validity of the tax ruling, as supplemented, is subject to certain factual representations and uncertainties that, among other things, require the new companies to take or refrain from taking certain actions. If a spin-off were not to qualify as a tax-free distribution within the meaning of the Internal Revenue Code, the Company would recognize taxable gain generally equal to the amount by which the fair market value of the common stock distributed to the Company's stockholders in the spin-off exceeded the Company's basis in the new company's assets. In addition, the distribution of the new company's common stock to Company stockholders would generally be treated as taxable to the Company's stockholders in an amount equal to the fair market value of the common stock they received. If a spin-off qualified as a distribution within the meaning of the Internal Revenue Code but was disqualified as tax-free to the Company because of certain post-spin-off circumstances, the Company would recognize taxable gain as described above, but the distribution of the new company's common stock to the Company's stockholders in the spin-off would generally be tax-free to each Company stockholder. In the spin-offs, the new companies executed tax sharing and indemnification agreements in which each agreed to be responsible for any taxes imposed on and other amounts paid by the Company, its agents and representatives and its stockholders as a result of the failure of the spin-off to qualify as a tax-free distribution within the meaning of the Internal Revenue Code if the failure or disqualification is caused by post- spin-off actions by or with respect to that company or its stockholders. Potential liabilities under these agreements could exceed either new company's net worth by a substantial amount. If either or both of the spin-offs were not to qualify as tax-free distributions to the Company or its stockholders, and either or both of the new companies were unable or otherwise failed to satisfy the liabilities they assumed under the tax sharing and indemnification agreements, the Company could be required to satisfy them without full recourse against the new companies. This could have a material adverse effect on the Company's results of operations and financial condition.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Allegheny Technologies is one of the largest and most diversified producers of specialty materials in the world. It operates in the following three business segments, which accounted for the following percentages of total sales for the 2001 and 2000 three months ended March 31:

                                                      2001            2000
                                                      ----            ----

                 Flat-Rolled Products                 52%             60%
                 High Performance Metals              35%             29%
                 Industrial Products                  13%             11%

     For the three months ended March 31, 2001, operating profit was $10.6 million compared to $57.3 million for the same 2000 period. Sales decreased 13.3 percent to $542.5 million for the three months ended March 31, 2001 compared to $625.4 million for the same 2000 period.

     Net income for the three months ended March 31, 2001 was $6.4 million, or $0.08 per diluted share compared to $41.3 million, or $0.47 per diluted share, for the three months ended March 31, 2000. Net income for the three months ended March 31, 2000 included $5.0 million, or $0.06 per share, realized on the sale of a minority interest in Gul Technologies Singapore Ltd., partially offset by a charge for exiting the tungsten mill products business of Metalworking Products.

     The Company realized $18.1 million in cost reductions during the three months ended March 31, 2001. The Company has targeted $110.0 million of cost reductions for 2001.

     Sales and operating profit for the Company's three business segments are discussed below.

FLAT-ROLLED PRODUCTS SEGMENT

     The Flat-Rolled Products segment reported a first quarter 2001 operating loss of $4.5 million compared to an operating profit of $37.7 million in the same year-ago period. First quarter 2001 sales decreased 24.8 percent to $282.5 million compared to the prior year first quarter. The overall decrease in sales and operating profit resulted from very weak demand and lower prices for commodity stainless steel products due in part to the weakening U.S. industrial economy. Operating profit was also reduced by $7.2 million, compared to the first quarter 2000, due to higher natural gas prices, which resulted from high demand and low supplies of natural gas in the U.S. The decrease in operating profit was partially offset by ongoing cost reductions in the segment's Allegheny Ludlum operation, including a 10 percent salaried workforce reduction, which was completed in the first quarter of 2001.

     The average price of flat-rolled products in the first quarter 2001 was $2,261 per ton compared to $2,318 per ton in the same 2000 period. General purpose product shipments in the segment (including stainless steel hot roll and cold roll sheet, stainless steel plate and silicon electrical steel) decreased approximately 27.0 percent compared to the first quarter 2000. This decrease was due primarily to very weak demand from service centers due to continued high inventory levels and the weakening U.S. industrial economy. High value product shipments in the segment (including strip, Precision Rolled Strip(R), super stainless steel, and high temperature alloy products) decreased 13.2 percent compared to the 2000 first quarter. Certain of these products, particularly Precision Rolled Strip(R) products, are used primarily in the automotive industry, which has also been impacted by the weakening U.S. economy. Average prices per ton for general purpose products decreased 11.0 percent while average prices per ton of high value products remained flat compared to the 2000 first quarter. Total tons shipped in the first quarter of 2001 were 124,333 tons compared to 163,080 tons for the same period of 2000.

HIGH PERFORMANCE METALS SEGMENT

     Operating profit for the first quarter of 2001 decreased to $11.0 million from $13.0 million in the 2000 first quarter, primarily due to $8.3 million in higher energy costs. Sales for the 2001 first quarter increased 5.5 percent compared to the same 2000 period. First quarter 2001 sales benefited from increased demand for nickel-based super alloys, premium titanium alloys and specialty steel alloys serving the aerospace, electrical energy and oil and gas markets. Higher energy costs particularly affected the segment's Wah Chang facility located in Oregon where the Company is constructing an electrical power cogeneration system to help alleviate this cost issue. This system, which will cost approximately $12.0 million, is expected to begin operating in the third quarter of 2001.

     Certain comparative information on the segment's major products is provided in the following table:
                                                Three Months Ended
                                                    March 31,
                                                ------------------    Percent
                                                 2001        2000      Change
                                                 ----        ----      ------
Volume (000's pounds):
 Nickel-based and specialty steel alloys        12,864      12,088       6.4
 Titanium mill products                          6,139       5,590       9.8
 Zirconium and related alloys                      741         810      (8.5)

Average prices (per pound):
 Nickel-based and specialty steel alloys        $ 6.29      $ 5.72      10.0
 Titanium mill products                         $11.36      $11.92      (4.7)
 Zirconium and related alloys                   $35.80      $33.72       6.2

INDUSTRIAL PRODUCTS SEGMENT

     Operating profit for the 2001 first quarter was $4.1 million compared to $6.6 million for the same quarter of 2000, and sales were flat compared to the same prior period. Sales of tungsten-based specialty materials increased 12.0 percent over the first quarter of 2000 partially due to a 2000 second quarter acquisition, which serves the oil and gas markets. Sales of forgings and castings decreased 27.0 percent in the same time period due to very weak conditions in industrial markets. Higher natural gas costs reduced first quarter 2001 operating profit by $1.0 million compared to the same 2000 period.

CORPORATE ITEMS

     Corporate expenses decreased 15.7 percent to $7.0 million for the 2001 first quarter compared to the respective 2000 period, due to continued cost controls and 13 percent fewer corporate employees. Net interest expense increased to $8.0 million for the first quarter 2001 from $6.9 million for the first quarter 2000 primarily due to higher debt levels. Excess pension income decreased to $16.5 million for the 2001 first quarter compared to $22.6 million in the 2000 first quarter due to weaker equity markets performance during 2000.

SPECIAL ITEMS

     The first quarter of 2000 results include special items of $5.0 million, or $0.06 per share. These items include a gain on the sale of a minority interest in Gul Technologies Singapore Ltd., included in other income, partially offset by a charge for exiting the tungsten mill products business of Metalworking Products included in cost of sales.

NEW ACCOUNTING PRONOUNCEMENTS

     On January 1, 2001, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" was adopted by the Company. This statement establishes accounting and reporting standards requiring the fair value of derivative instruments be recognized as either assets or liabilities in the statement of financial position. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

     Based upon the Company's derivative positions at March 31, 2001, the Company had recognized an unrealized net loss of $5.1 million, net of income taxes, in stockholders' equity as a component of other comprehensive income. The Company had no gain or loss from the cumulative effect of an accounting change recognized in the statement of net income. The cumulative effect on other comprehensive income was immaterial. Derivative instruments are principally used by the Company to hedge certain raw material price, energy price and foreign exchange risks. The Company continually monitors the effectiveness of its derivative instruments. The Company had no gain or loss from hedge ineffectiveness recognized in the statement of net income.

INCOME TAXES

     The Company's effective tax rate was 38.7 percent for the 2001 first quarter compared to 36.5 percent for the same period in 2000. The increase in the effective tax rate was primarily due to a change in the deferred state tax rate affecting cumulative temporary differences and lower income before income taxes.

FINANCIAL CONDITION AND LIQUIDITY

     In the first three months of 2001, cash generated from operations of $27.0 million and proceeds from the net increase in debt of $13.9 million were used to pay dividends of $16.0 million, invest $24.7 million in capital equipment and business expansion, and repurchase shares of $3.0 million. Cash transactions plus cash on hand at the beginning of the year resulted in a cash position of $23.5 million at March 31, 2001.

     Working capital decreased to $596.8 million at March 31, 2001, compared to $609.3 million at December 31, 2000. The current ratio decreased to 2.3 from 2.5 in this same period. The decrease in working capital and current ratio at March 31, 2001 compared to December 31, 2000 was primarily due to higher accounts payable balances and lower levels of inventory and accounts receivable partially offset by a higher level of current deferred taxes.

     Capital expenditures for 2001 are expected to approximate between $100.0 million to $120.0 million, of which $24.7 million had been expended through March 31, 2001.

     On March 13, 2001, a regular quarterly dividend of $0.20 per share of common stock was paid to stockholders of record at the close of business on February 26, 2001. On May 3, 2001, the Board of Directors declared a regular quarterly dividend of $0.20 per share of common stock. The dividend will be paid on June 12, 2001 to stockholders of record at the close of business on May 29, 2001.

     The Company's Board of Directors has authorized up to a total of 25 million shares of Allegheny Technologies common stock to be acquired under the Company's stock repurchase program. The shares may be purchased from time-to-time in the open market or in negotiated transactions. In the first three months of 2001, the Company repurchased approximately 0.2 million shares for $3.0 million under this program. From the inception of the share repurchase program on October 1, 1998 through May 4, 2001, the Company has repurchased 20.5 million shares at a cost of $531.5 million.

     The Company believes that internally generated funds, current cash on hand and borrowing from existing credit lines and its commercial paper program will be adequate to meet foreseeable needs. The Company may choose, however, to issue additional debt depending on market conditions.

OTHER MATTERS

Energy Costs

     Prices and availability of energy resources are subject to market conditions. These market conditions are often affected by political and economic factors that are outside of the Company's control. The U.S. Government is forecasting that supplies of natural gas may be at historically low levels during 2001. Also, supply and demand factors affecting electricity in the western U.S. have caused volatility in the cost of electric power. In addition, the uncertainty surrounding the price of oil and the political environment in the Middle East may impact petroleum costs. These factors, among other things, may contribute to increased production costs that could have a material impact on the results of operations of the Company. The Company is evaluating energy factors with regard to production costs and has engaged an energy provider as a partner to assist in our energy supply and demand initiatives, including cost containment and control of energy consumption. The Company is constructing an electrical power cogeneration system designed to significantly reduce energy costs at Wah Chang located in Oregon. This system is expected to be operating in the third quarter of 2001.

     The Company may also periodically apply natural gas surcharges to certain of its products. The Company's ability to implement or maintain energy surcharges depends on market conditions, including pricing by foreign competitors.

Costs and Pricing

     Although inflationary trends in recent years have been moderate, during the same period certain critical raw material costs, including nickel, have been volatile. The Company primarily uses the last-in, first-out method of inventory accounting that reflects current costs in the cost of products sold. The Company considers these costs, the increasing costs of equipment and other costs in establishing its sales pricing policies and has instituted raw material surcharges on certain of its products to the extent permitted by competitive factors in the marketplace. The Company continues to emphasize cost reductions and containment in all aspects of its business.

     The Company periodically announces price increases on certain of its products. The ability of the Company to implement price increases is dependent on market conditions, economic factors, raw material costs and availability, competitive factors, operating costs and other factors that are beyond the Company's control. Furthermore, the benefits of price increases may be delayed due to long manufacturing lead times and the terms of existing contracts.

Labor Matters

     The Company has approximately 11,400 employees. Approximately 47 percent of the Company's workforce is covered by various collective bargaining agreements, principally with the United Steelworkers of America ("USWA"), including: approximately 3,900 Allegheny Ludlum production and maintenance employees covered by collective bargaining agreements between Allegheny Ludlum and the USWA, which are effective through June 30, 2001; approximately 340 Oremet employees covered by a collective bargaining agreement with the USWA which was effective through July 31, 2000; and approximately 650 Wah Chang employees covered by a collective bargaining agreement with the USWA which the USWA terminated as of January 28, 2001. In April, 2001, the USWA and Allegheny Ludlum, Wah Chang and Oremet jointly announced that they had reached tentative six-year agreements covering approximately 4,900 employees, subject to ratification by the employees. To date, these agreements have not been ratified. The costs associated with the new labor agreements, including the effect on excess pension income, will be reflected in the results of operations commencing with contract ratification.

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

Growth Objective

     The Company's growth objective over the long-term is to realize double-digit annual revenue and earnings growth and earn a return on capital employed of at least 300 basis points in excess of the cost of borrowed capital.

Environmental

     The Company is subject to various domestic and international environmental laws and regulations which require that it investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including sites at which the Company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, and comparable state laws. The Company is currently involved in the investigation and remediation of a number of sites under these laws. The Company's reserves for environmental remediation totaled approximately $49.2 million at March 31, 2001. Based on currently available information, management does not believe that future environmental costs in excess of those accrued with respect to sites with which the Company has been identified are likely to have a material adverse effect on the Company's financial condition or liquidity. The resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period. In addition, there can be no assurance that additional future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on the Company's financial condition or results of operations.

     With respect to proceedings brought under the federal Superfund laws, or similar state statutes, the Company has been identified as a potentially responsible party at approximately 33 of such sites, excluding those at which it believes it has no future liability. The Company's involvement is very limited or de minimis at approximately 11 of these sites, and the potential loss exposure with respect to any of the remaining 22 individual sites is not considered to be material.

     For additional discussion of environmental matters, see Note 9 to the consolidated financial statements of the Company.

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

     Given the limited extent of the Company's business with the U.S. Government, the Company believes that a suspension or debarment of the Company would not have a material adverse effect on the future operating results and consolidated financial condition of the Company. In addition, although the outcome of these matters cannot be predicted with certainty, management does not believe there is any audit, review or investigation currently pending against the Company of which management is aware that is likely to have a material adverse effect on the Company's financial condition or liquidity. The resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period.

     For additional discussion of government contract matters, see Note 9 of the consolidated financial statements of the Company.

FORWARD-LOOKING AND OTHER STATEMENTS

   From time to time, the Company has made and may continue to make "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Certain forward-looking statements are contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 9 to the consolidated financial statements of the Company, which represent the Company's expectations or beliefs concerning various future events, unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control. Forward-looking statements include those statements related to anticipated business, economic and market conditions; operational actions taken to respond to market conditions; sales and earnings, financial condition, financial performance and growth and return on capital; prices, price increases and the effect of price increases on performance and product demand; raw material and energy costs, expected capital expenditures, cost reductions, including energy initiatives, anticipated cost savings, including the anticipated time periods in which savings may be realized, capital investments and the impact of investments on the Company's capabilities; working capital, cash flow, dividends, potential repurchases of Company stock; projected pension surplus, excess pension income and reimbursement of retiree health care expenditures; realization of deferred income tax assets; the ratification of labor agreements as well as the expected benefits and costs under those agreements;

anticipated effects of acquisitions, joint ventures or other business combinations on earnings; the outcome of any government inquiries, litigation or other proceedings related to government contracts or other matters; safety performance; and future environmental costs. These statements are based on current expectations that involve a number of risks and uncertainties, including those described under the captions: "Other Matters - Labor Matters," "Other Matters

- Environmental" and "Other Matters - Government Contracts." Actual results or performance may differ materially from any future results or performance anticipated based on management's current expectations contained in such forward-looking statements. Additional risk factors are described from time to time in the Company's filings with the Securities and Exchange Commission, including its Report on Form 10-K for the year ended December 31, 2000. The Company assumes no duty to update its forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company uses derivative financial instruments from time to time to hedge ordinary business risks for product sales denominated in foreign currencies and to partially hedge against volatile energy and raw material cost fluctuations in the Flat-Rolled Products and High Performance Metals segments.

     Foreign currency exchange contracts are used to limit transactional exposure to changes in currency exchange rates. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts, which are not financially material, are designated as hedges of the variability in cash flows of a portion of the Company's forecasted export sales transactions in which settlement will occur in future periods and which otherwise would expose the Company, on the basis of its aggregate net cash flows in respective currencies, to foreign currency risk. Effective January 1, 2001, the Company began accounting for these contracts as hedges under FASB Statement 133. Changes in the fair value of the Company's foreign currency derivatives will be recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

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

     As part of its risk management strategy, from time to time, the Company purchases exchange-traded futures contracts to manage exposure to changes in nickel prices, a component of raw material cost for some of its flat-rolled and high performance metals products. The nickel futures contracts obligate the Company to make or receive a payment equal to the net change in value of the contract at its maturity. These contracts are designated as hedges of the variability in cash flows of a portion of the Company's forecasted purchases of nickel. Effective January 1, 2001, the Company began accounting for these contracts as hedges under FASB Statement 133. Changes in the fair value of the Company's nickel derivatives will be recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

     The Company also enters into energy swap contracts as part of its overall risk management strategy. The swap contracts are used to manage exposure to changes in energy prices, a component of production costs for its operating units. The energy swap contracts obligate the Company to make or receive a payment equal to the net change in value of the contract at its maturity. These contracts are designated as hedges of the variability in cash flows of a portion of the Company's forecasted energy payments. Effective January 1, 2001, the Company began accounting for these contracts as hedges under FASB Statement 133. Changes in the fair value of the Company's energy derivatives will be recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

     Allegheny Technologies has guaranteed the outstanding Allegheny Ludlum fixed rate 6.95 percent debentures due in 2025. In a period of declining interest rates, the Company faces the risk of required interest payments exceeding those based on the then current market rate. To mitigate interest rate risk, the Company attempts to maintain a reasonable balance between fixed and variable rate debt to keep financing costs as low as possible.

     The Company believes that adequate controls are in place to monitor these hedging activities, which are not financially material. However, many factors, including those beyond the control of the Company such as changes in domestic and foreign political and economic conditions, as well as the magnitude and timing of interest rate, energy price and nickel price changes, could adversely affect these activities.

                           PART II. OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

              10.34 Allegheny Technologies Incorporated Total Shareholder Return Incentive Compensation Plan (filed herewith).*

              10.35 Allegheny Technologies Incorporated Total Shareholder Return Incentive Compensation Program and form of Award Agreement for the 2001-2003 Award Period (filed herewith).*

              10.36 Allegheny Technologies Incorporated Annual Incentive Plan for the year 2001 (filed herewith).*

       (b)    Current Reports on Form 8-K filed by the Company -

              None.








-------------

*Management contract or compensation plan or arrangement required to be filed as an Exhibit to this Report.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       ALLEGHENY TECHNOLOGIES INCORPORATED
                       -----------------------------------
                                  (REGISTRANT)





Date: May 15, 2001               By     /s/ R.J. Harshman
                                        -----------------
                                        Richard J. Harshman
                                        Vice President, Finance and
                                        Chief Financial Officer
                                        (Principal Financial Officer and
                                        Duly Authorized Officer)



Date: May 15, 2001               By     /s/ D.G. Reid
                                        -------------
                                        Dale G. Reid
                                        Vice President, Controller and
                                        Chief Accounting Officer
                                        (Principal Accounting Officer)