Form 10-K405/A
period 2000-12-31
ALLEGHENY TECHNOLOGIES INC
filed 2001-06-29
CIK 1018963

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

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________

                         Commission file number: 1-12001

                       ALLEGHENY TECHNOLOGIES INCORPORATED
                       -----------------------------------
             (Exact name of Registrant as specified in its charter)

                     Delaware                         25-1792394
                     --------                         ----------
          (State or other jurisdiction of           (IRS Employer
          incorporation or organization)          Identification No.)

          1000 Six PPG Place, Pittsburgh, Pennsylvania     15222-5479
          --------------------------------------------     ----------
            (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:  (412) 394-2800

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class:               Name of each exchange on which registered:
   --------------------               ------------------------------------------
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

     At May 31, 2001, the Registrant had outstanding 80,234,909 shares of its Common Stock. The aggregate market value of the Registrant's voting stock held by non-affiliates at this date was approximately $1.6 billion, based on the closing price per share of Common Stock on this date of $20.64 as reported on the New York Stock Exchange. Shares of Common Stock known by the Registrant to be owned beneficially by directors of the Registrant and officers of the Registrant subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are not included in the computation. The Registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Exchange Act.

                       Documents Incorporated By Reference

     Selected portions of the 2000 Annual Report to Stockholders ("2000 Annual Report") - Part I, Part II and Part IV of this Report.

     Selected portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders - Part III of this Report. The information included in the Proxy Statement as required by paragraphs (k) and (l) of Item 402 of Regulation S-K is not incorporated by reference in this Form 10-K/A (Amendment No. 1).

     EXPLANATORY NOTE: Pursuant to this Form 10-K/A (Amendment No. 1) ("Amendment No. 1"), Allegheny Technologies Incorporated (the "Registrant" or the "Company") amends and restates in its entirety "Item 8. Financial Statements and Supplementary Data" of Part II and "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" of Part IV of its Annual Report on Form 10-K for the year ended December 31, 2000 ("2000 Form 10-K"), in order to file in accordance with Rule 15d-21 under the Exchange Act, financial statements required by Form 11-K for the following plans:
     (1) Allegheny Technologies Retirement Savings Plan (formerly the Allegheny Ludlum Retirement Savings Plan); (2) 401(k) Savings Account Plan for Employees of the Washington Plate Plant (formerly the 401(k) Savings Account Plan for Employees of the Washington Plant); (3) Savings and Security Plan of the Lockport and Waterbury Facilities of Allegheny Ludlum Corporation; (4) Allegheny Ludlum Corporation Personal Retirement and 401(k) Savings Account Plan; (5) The 401(k) Plan (formerly the Teledyne 401(k) Plan); and (6) Oregon Metallurgical Corporation Savings Plan.

"Item 8. Financial Statements and Supplementary Data" of Part II of the 2000 Form 10-K is hereby amended and restated in its entirety to read as follows:

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and Notes to Consolidated Financial Statements listed in Item 14(a)(1) are incorporated by reference from pages 27 to 48 of the 2000 Annual Report.

     The following financial statements are filed by the Company with respect to the following plans in accordance with Rule 15d-21 under the Exchange Act:

                                      PLAN                                           PAGE NO.
          ---------------------------------------------------------------------      --------
          Allegheny Technologies Retirement Savings Plan (formerly the                   4
          Allegheny Ludlum Retirement Savings Plan).............................

          401(k) Savings Account Plan for Employees of the Washington Plate
          Plant (formerly the 401(k) Savings Account Plan for Employees of the
          Washington Plant).....................................................        23

          Savings and Security Plan of the Lockport and Waterbury
          Facilities of Allegheny Ludlum Corporation............................        38

          Allegheny Ludlum Corporation Personal Retirement and
          401(k) Savings Account Plan...........................................        54

          The 401(k) Plan (formerly the Teledyne 401(k) Plan)...................        69

          Oregon Metallurgical Corporation Savings Plan.........................        84

ALLEGHENY TECHNOLOGIES RETIREMENT SAVINGS PLAN



Audited Financial Statements and Supplemental Schedule

Years ended December 31, 2000 and 1999 with Report of Independent Auditors

                                    CONTENTS

Report of Independent Auditors ..............................................6

Audited Financial Statements

Statements of Net Assets Available for Benefits..............................7
Statements of Changes in Net Assets Available for Benefits...................8
Notes to Financial Statements ...............................................9


Supplemental Schedule

Schedule H, Line 4(i)--Schedule of Assets (Held at End of Year)..............19

                         Report of Independent Auditors

Allegheny Technologies Incorporated

We have audited the accompanying statements of net assets available for benefits of the Allegheny Technologies Retirement Savings Plan as of December 31, 2000 and 1999, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 2000 and 1999, and the changes in its net assets available for benefits for the years then ended, in conformity with accounting principles generally accepted in the United States.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedule of assets held at end of year as of December 31, 2000 is presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and is not a required part of the financial statements. The supplemental schedule has been subjected to the auditing procedures applied in our audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                                   /s/ Ernst & Young LLP

June 1, 2001

                 Allegheny Technologies Retirement Savings Plan

                 Statements of Net Assets Available for Benefits

                                                                                            DECEMBER 31
                                                                                     2000                  1999
                                                                          --------------------------------------------
ASSETS
Investments:
   Interest in Allegheny Ludlum Corporation Master Trusts                        $155,224,928          $188,502,545
   Interest in registered investment companies                                     34,281,115            22,920,560
   Interest in common collective trusts                                            30,817,957            33,760,823
   Corporate common stock                                                          13,871,318                11,310
   Participant notes receivable                                                     3,876,612             3,908,588
   Contributions receivable                                                            29,474                     -
   Other receivables                                                                  597,365                     -
   Cash                                                                                33,984                     -
                                                                          --------------------------------------------
Total investments                                                                 238,732,753           249,103,826

Benefits payable                                                                      (10,272)                    -
Other payables                                                                       (682,387)               (2,277)
Cash overdraft                                                                        (79,119)                    -
                                                                          --------------------------------------------
Net assets available for benefits                                                $237,960,975          $249,101,549
                                                                          ============================================


See accompanying notes.

                 Allegheny Technologies Retirement Savings Plan

           Statements of Changes in Net Assets Available for Benefits

                                                                                       YEAR ENDED DECEMBER 31
                                                                                     2000                  1999
                                                                            --------------------------------------------
Additions:
   Contributions:
     Employer                                                                    $  8,817,420          $  8,856,452
     Employee                                                                       6,606,246             6,800,720
   Investment income:
     Net (loss) gain from interest in Allegheny Ludlum Corporation
       Master Trusts                                                               (4,157,630)           15,876,181
     Net(loss) gain from interest in registered investment companies               (1,099,300)            5,499,995
     Net (loss) gain from common interest in collective trusts                        (77,949)            3,214,351
     Interest income                                                                  348,601               341,925
     Dividends                                                                        123,114                     -
     Realized gains from sale of assets                                                10,477                     -
     Unrealized depreciation of assets                                             (2,138,880)                    -
     Other                                                                              2,396                  (904)
   Transfers in from outside of Plan                                                        -                38,758
                                                                          --------------------------------------------
Total additions                                                                     8,434,495            40,627,478

Deductions:
   Distributions to participants                                                   19,602,033            22,766,058
   Administrative expenses                                                              3,536                 1,526
   Pending transfer to SDA account                                                    (30,500)               30,500
                                                                          --------------------------------------------
Total deductions                                                                   19,575,069            22,798,084
                                                                          --------------------------------------------

Net (deductions) additions                                                        (11,140,574)           17,829,394
Net assets available for benefits at beginning of year                            249,101,549           231,272,155
                                                                          --------------------------------------------
Net assets available for benefits at end of year                                 $237,960,975          $249,101,549
                                                                          ============================================


See accompanying notes.

                 Allegheny Technologies Retirement Savings Plan

                         Notes to Financial Statements

                               December 31, 2000


1. SIGNIFICANT ACCOUNTING POLICIES

Investments are stated at fair value determined as follows:

     The Common Stock Master Trusts consist of investments in either Allegheny Technologies Incorporated, Teledyne Technologies Incorporated or Water Pik Technologies, Inc. common stock and are stated at the quoted market price as listed on the New York Stock Exchange.

     The Fixed Income Fund is stated at cost plus net earnings, which approximates market value and is provided by the Plan's trustee.

     All other funds are stated at their net asset value, based on the quoted market prices of the securities held in such funds on applicable exchanges.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. DESCRIPTION OF THE PLAN

The Allegheny Technologies Retirement Savings Plan (the Plan) is a defined contribution plan and is subject to the provisions of the Employee Retirement Income Security Act of 1974.

Depending on participants' years of service, participants can defer between 1% and 14%, subject to Internal Revenue Service limitations, of their eligible wages, including profit sharing awards, and contribute them to the Plan. The Plan Sponsor contributes 6.5% of participants' monthly pensionable earnings, as described in the Plan, and in addition contributes $43.34 per month per participant.

                 Allegheny Technologies Retirement Savings Plan

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

A participant may make an "in-service" withdrawal of all or part of the value of his vested account balance attributable to employer matching contributions. Employee contributions made to a 401(k) account may be withdrawn at age 59 1/2, or in the event of financial hardship prior to age 59 1/2. Upon termination of employment or retirement, a participant is fully entitled to his vested account balance. Under certain provisions of the Plan, contributions by the Plan Sponsor, which have been allocated to the accounts of the participants, may be subject to forfeiture upon participants' termination of employment with less than 5 years of service. Such forfeitures will be used to reduce future contributions by the employer. Employer contributions allocated to a participant's account become fully vested after a participant completes five full years of service. Employee contributions and the fixed dollar retirement contributions are fully vested at all times.

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

Effective November 29, 1999, Allegheny Teledyne's (the Plan Sponsor) name was changed to Allegheny Technologies Incorporated. Also, the Aerospace and Electronics and Consumer segments of Allegheny Teledyne were spun off into two new freestanding public companies--Teledyne Technologies Incorporated and Water Pik Technologies, Inc. Stockholders of Allegheny Teledyne became stockholders of Teledyne Technologies Incorporated and Water Pik Technologies, Inc., thus creating two new master trusts. Participants may continue to hold interest in the two new companies until December 31, 2002, at which time these two holdings will be terminated and the assets will be transferred to one of the other plan investment options. Effective October 1, 2000, the Allegheny Technologies Incorporated (ATI) Common Stock Master Trust, Teledyne Technologies Incorporated Common Stock Master Trust, and Water Pik Technologies, Inc. Common Stock Master Trust were deunitized, enabling all participating plans to hold actual shares of the common stocks. Allegheny Ludlum Corporation is a wholly-owned subsidiary of Allegheny Technologies Incorporated.

                 Allegheny Technologies Retirement Savings Plan

2. DESCRIPTION OF THE PLAN (CONTINUED)

In conjunction with the spin-off of the Aerospace and Electronics and Consumer segments of Allegheny Teledyne into two new freestanding companies, the Plan as a holder of shares of common stock prior to the spin-off received the following distributions on November 29, 1999: one share of Water Pik Technologies, Inc. for every twenty shares held of Allegheny Teledyne and one share of Teledyne Technologies Incorporated for every seven shares held of Allegheny Teledyne. Additionally, a reverse stock split occurred on the spin-off date and resulted in one share of Allegheny Technologies Incorporated common stock for every two shares held of Allegheny Teledyne common stock.

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

3. INVESTMENTS

The following presents investments that represent 5% or more of the Plan's net assets:

                                                                                        DECEMBER 31
                                                                                  2000                  1999
                                                                        --------------------------------------------

Allegheny Technologies Disciplined Stock Fund                                  $30,710,160           $35,700,077
Alliance Equity Fund                                                            39,467,959            46,304,854
Company Stock Fund                                                                       -            14,654,933
Dreyfus Emerging Leaders Fund                                                   19,855,407                     -
Dreyfus Lifestyle Growth and Income Fund                                        18,814,507            20,820,050
Fixed Income Fund                                                               85,046,809            89,488,628


                 Allegheny Technologies Retirement Savings Plan

3. INVESTMENTS (CONTINUED)

As of December 31, 2000, the Plan is a participant in the Fixed Income Master Trust, the Alliance Equity Master Trust, and the Allegheny Technologies Disciplined Stock Fund Master Trust. During 2000, the ATI Common Stock Master Trust, Teledyne Technologies Incorporated Common Stock Master Trust, and the Water Pik Technologies, Inc. Common Stock Master Trust were reclassified as corporate common stock. The Plan's participating interests in these master trusts as of December 31, 2000 and 1999 were as follows:

                                                                                   2000                1999
                                                                           -----------------------------------------

Allegheny Technologies Disciplined Stock Fund Master Trust                        33.66%               78.61%
Alliance Equity Master Trust                                                      77.14                78.49
ATI Common Stock Master Trust                                                       -                  72.40
Fixed Income Master Trust                                                         58.87                66.52
Teledyne Technologies Incorporated Common Stock Master Trust                        -                  72.70
Water Pik Technologies, Inc. Common Stock Master Trust                               -                  72.78

                 Allegheny Technologies Retirement Savings Plan

3. INVESTMENTS (CONTINUED)

The composition of the net assets of the Fixed Income Master Trust at December 31, 2000 and 1999 was as follows:

                                                                                   2000                  1999
                                                                        --------------------------------------------
Registered investment companies:
   Merrill Lynch Income Accumulation Fund                                      $  6,258,870          $          -
                                                                        --------------------------------------------
                                                                                  6,258,870                     -
Guaranteed investment contracts:
   Business Mens Assurance Company of America                                     2,498,807             2,497,621
   Canada Life                                                                    4,136,118             4,136,813
   Combined Life Insurance Company                                                4,668,459             4,658,686
   GE Life and Annuity                                                            5,163,549                     -
   Hartford Life Insurance Company                                                5,641,680             2,000,000
   John Hancock Life Insurance Company                                           11,001,797             8,328,120
   Monumental Life Insurance Company                                              1,867,053             1,999,853
   New York Life Insurance Company                                                3,136,760                     -
   Ohio National Life                                                             4,576,017             4,577,686
   Pacific Mutual Life Insurance Company                                          6,200,078             6,565,846
   Peoples Security Life Insurance Company                                        6,096,623             6,474,471
   Protective Life Insurance Company                                              2,012,650             2,999,471
   Pruco Pace Credit Enhanced                                                     7,691,842             3,062,854
   Safeco Life Insurance                                                          2,998,449             3,000,504
   Security Life of Denver                                                        5,131,606                     -
   Southland Life Insurance Company                                                       -             5,796,035
   Sun America, Inc.                                                              2,998,064             3,007,834
   Transamerica Occidental                                                                -            11,678,338
   United of Omaha                                                                5,137,380             5,044,635
                                                                        --------------------------------------------
                                                                                 80,956,932            75,828,767
Synthetic guaranteed investment contracts:
   Caisse des Depots et Consignations                                             8,950,177            11,135,225
   Peoples Security Life Insurance Company                                        3,040,578             2,977,064
   Transamerica Occidental                                                       14,066,106            13,970,912
   Union Bank of Switzerland                                                      5,967,640             5,949,968
   Westdeutsche Landesbank Girozentrale                                          15,715,408            17,030,049
                                                                        --------------------------------------------
                                                                                 47,739,909            51,063,218

Short-term investments                                                            8,087,097             6,293,422
Accrued interest receivable                                                               -             1,435,635
Receivables                                                                       1,191,139                     -
Other                                                                               231,457               (85,522)
                                                                        --------------------------------------------
Total net assets                                                               $144,465,404          $134,535,520
                                                                        ============================================


                 Allegheny Technologies Retirement Savings Plan

3. INVESTMENTS (CONTINUED)

The composition of net assets of the Alliance Equity Master Trust at December 31, 2000 and 1999 was as follows:

                                                                                   2000                  1999
                                                                        --------------------------------------------

Investment in registered investment companies:
   Alliance Equity Fund S.A. #4 (6,616.411 and 6,387.664 shares,
     respectively)                                                             $51,215,520           $59,022,910
   Cash overdraft                                                                  (19,387)                    -
   Operating payables                                                              (31,413)              (28,676)
                                                                        --------------------------------------------
Total net assets                                                               $51,164,720           $58,994,234
                                                                        ============================================

The composition of net assets of the ATI Common Stock Master Trust at December 31, 2000 and 1999 was as follows:

                                                                                2000                   1999
                                                                        --------------------------------------------
Allegheny Technologies Incorporated common stock (-0- and
   883,159 shares, respectively)                                                   $-                $19,815,880
Receivables                                                                         -                    101,879
Short-Term Investment Fund                                                          -                    326,907
Operating payables                                                                  -                     (4,276)
                                                                        --------------------------------------------
Total net assets                                                                   $-                $20,240,390
                                                                        ============================================

The composition of net assets of the Allegheny Technologies Disciplined Stock Fund Master Trust at December 31, 2000 and 1999 was as follows:

                                                                                 2000                  1999
                                                                         -------------------------------------------
Corporate common stock                                                          $89,911,418            $44,796,765
Short-Term Investment Fund                                                        1,415,662                589,843
Noninterest-bearing cash                                                                  -                 13,151
Receivables                                                                          62,651                 44,689
Operating payables                                                                 (147,875)               (28,719)
                                                                         ---------------------- --------------------
Total net assets                                                                $91,241,856            $45,415,729
                                                                         ====================== ====================

                 Allegheny Technologies Retirement Savings Plan

3. INVESTMENTS (CONTINUED)

The composition of net assets of the Teledyne Technologies Incorporated Common Stock Master Trust at December 31, 2000 and 1999 was as follows:

                                                                                 2000                  1999
                                                                         -------------------------------------------

Teledyne Technologies Incorporated common stock (-0- and 248,073
   shares, respectively)                                                           $-                  $2,341,189
Short-Term Investment Fund                                                          -                      41,774
Receivables                                                                         -                       6,135
Operating payables                                                                  -                        (133)
                                                                         -------------------------------------------
Total net assets                                                                   $-                  $2,388,965
                                                                         ===========================================

The composition of net assets of the Water Pik Technologies, Inc. Common Stock Master Trust at December 31, 2000 and 1999 was as follows:

                                                                                 2000                  1999
                                                                         -------------------------------------------

Water Pik Technologies, Inc. common stock
   (-0- and 87,153 shares, respectively)                                           $-                    $833,401
Short-Term Investment Fund                                                          -                       2,765
Receivables                                                                         -                      11,909
Operating payables                                                                  -                         (41)
                                                                         -------------------------------------------
Total net assets                                                                   $-                    $848,034
                                                                         ===========================================

                 Allegheny Technologies Retirement Savings Plan

3. INVESTMENTS (CONTINUED)

The composition of the changes in net assets of the various master trusts is as follows:

                             FIXED INCOME MASTER TRUST    ALLIANCE EQUITY MASTER TRUST   ATI COMMON STOCK MASTER TRUST
                            ------------------------------------------------------------------------------------------
                                                              YEAR ENDED DECEMBER 31
                            -------------------------------------------------------------------------------------------
                                2000            1999           2000           1999            2000           1999
                            -------------------------------------------------------------------------------------------
Investment income (loss):
   Interest income (loss)    $  7,954,724   $  7,765,761   $         -    $         -    $          -    $       (465)
   Realized (loss) gain
     on sale of investments             -              -             -              -      (3,135,099)        387,154
   Unrealized depreciation
     in fair value of
     investments                        -              -             -              -         (70,493)    (11,018,180)
   Dividends                            -              -             -              -         525,069         960,419
   Net gain (loss),
     registered
     investment companies         108,612              -    (9,783,261)    15,731,932               -               -
   Net gain, common
     collective trusts            404,170        293,007             -              -          17,831          34,305
Other income (loss)                   468         18,993             -              -            (708)              -
Administrative expenses          (185,368)      (183,985)     (218,831)      (202,397)         (8,451)        (21,480)
Transfers                       1,647,278        (25,494)    2,172,578     (3,917,666)    (17,568,539)     (2,312,913)
                            -------------------------------------------------------------------------------------------
Net increase (decrease)         9,929,884      7,868,282    (7,829,514)    11,611,869     (20,240,390)    (11,971,160)
Total net assets at
   beginning of year          134,535,520    126,667,238    58,994,234     47,382,365      20,240,390      32,211,550
                            -------------------------------------------------------------------------------------------
Total net assets at end
   of year                   $144,465,404   $134,535,520   $51,164,720    $58,994,234    $          -    $ 20,240,390
                            ===========================================================================================

                 Allegheny Technologies Retirement Savings Plan

                    Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

                                ALLEGHENY TECHNOLOGIES         TELEDYNE TECHNOLOGIES       WATER PIK TECHNOLOGIES,
                                DISCIPLINED STOCK FUND       INCORPORATED COMMON STOCK    INC. COMMON STOCK MASTER
                                     MASTER TRUST                  MASTER TRUST                     TRUST
                             ----------------------------------------------------------------------------------------
                                                             YEAR ENDED DECEMBER 31
                             ----------------------------------------------------------------------------------------
                                 2000            1999           2000          1999          2000           1999
                             ----------------------------------------------------------------------------------------
Investment income (loss):
   Interest (loss) income     $         -    $      (383)   $          -   $        9    $         -     $      -
   Realized (loss) gain on
     sale of investments       (3,170,594)       (58,566)      3,932,735      (21,035)       (31,941)      (3,052)
   Unrealized (depreciation)
     appreciation  in fair
     value of investments      (5,302,024)     7,190,385          (2,024)    (640,748)        (1,265)     (88,259)
   Dividends                      525,391        531,414               -  -                        -            -
   Net gain, common
     collective trusts            138,084         43,173           2,171          176            409           38
Other loss                              -              -          (1,379)           -           (233)           -
Administrative expenses          (414,238)      (347,043)            133         (133)            41          (41)
Transfers                      54,049,508     (5,143,710)     (6,320,601)   3,050,696       (815,045)     939,348
                             ----------------------------------------------------------------------------------------
Net increase (decrease)        45,826,127      2,215,270      (2,388,965)   2,388,965       (848,034)     848,034
Total net assets at
   beginning of year           45,415,729     43,200,459       2,388,965            -        848,034            -
                             ----------------------------------------------------------------------------------------
Total net assets at end of
   year                       $91,241,856    $45,415,729    $          -   $2,388,965    $         -     $848,034
                             ========================================================================================


The investment contracts underlying the Fixed Income Master Trust have fully benefit-responsive features. The average yield for 2000 and 1999 for the Fixed Income Master Trust was 6.56% and 6.46%, respectively. Credited interest rates on the contracts ranged from 5.13% to 8.05% and 5.13% to 7.28% for 2000 and 1999, respectively, and are determined at contract inception.

Interest, realized and unrealized gains and losses, and management fees from the master trusts are included in the net (loss) gain from interest in Allegheny Ludlum Corporation Master Trusts on the statement of changes in net assets available for benefits.

                 Allegheny Technologies Retirement Savings Plan

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

5. TRANSACTIONS WITH PARTIES-IN-INTEREST

Certain plan investments are shares of mutual funds managed by Dreyfus Retirement Services. Dreyfus Retirement Services is the trustee as defined by the Plan and, therefore, these transactions qualify as part-in-interest. Trustee and investment fees paid during 2000 and 1999 were based upon customary and reasonable rates for such services.

In conjunction with the spin-offs of the Aerospace and Electronics and Consumer segments of Allegheny Teledyne into two new freestanding companies on November 29, 1999 (see Note 2), the Plan as a holder of shares of common stock prior to the spin-off received shares of the two new freestanding companies. Additionally, a reverse stock split occurred on the spin-off date (see Note 2).

6. SUBSEQUENT EVENT

Effective April 1, 2001, the salaried employees, who were previously participants in the Alstrip profit sharing plan, became eligible for the Allegheny Technologies Retirement Savings Plan.

Additionally, effective April 1, 2001, the salaried employees at the Plan Sponsor's Rodney Metals plant became eligible for the Allegheny Technologies Retirement Savings Plan.

                 Allegheny Technologies Retirement Savings Plan

                             EIN 25-1364894 Plan 004

         Schedule H, Line 4(i)--Schedule of Assets (Held at End of Year)

                                December 31, 2000

                                                                                                        CURRENT
                                DESCRIPTION                                      UNITS/SHARES            VALUE
----------------------------------------------------------------------------------------------------------------------
Common Collective Trusts
------------------------
Dreyfus Lifestyle Growth and Income Fund*:
   Interest in Dreyfus Lifestyle Growth and Income Fund                          1,094,769.534         $18,814,507

Dreyfus Lifestyle Growth Fund*:
   Interest in Dreyfus Lifestyle Growth Fund                                       490,001.439           9,654,105

Dreyfus Lifestyle Income Fund*:
   Interest in Dreyfus Lifestyle Income Fund                                       161,198.486           2,349,345
                                                                                                   -------------------
Total common collective trusts                                                                         $30,817,957
                                                                                                   ===================

Registered Investment Companies
-------------------------------
Dreyfus Emerging Leaders Fund*:
   Interest in Dreyfus Emerging Leaders Fund                                       501,525.825         $19,855,407
   Prudential Jennison Growth Fund                                                  30,322.385             544,590
                                                                                                   -------------------
                                                                                                        20,399,997

Dreyfus International Value Fund*:
   Interest in Dreyfus International Value Fund                                    248,429.247           4,009,648
   Mas Midcap Growth Fund                                                           91,557.449           2,269,709
                                                                                                   -------------------
                                                                                                         6,279,357

Self-Directed Fund:
   AIM Equity Funds Inc Constallati Fund Class A Shares                                370.466              10,718
   AIM Equity Funds Inc Weingarten Fund Class A Shares                               1,272.607              26,050
   AIM Equity Funds Inc Blue Chip Fund Class A Shares                                2,999.672              47,275
   AIM Funds Group Value Fund Class A Shares                                         2,100.313              26,275
   Alliance Premier Growth Fund Class A                                              1,990.794              53,174
   Alliance Technology Fund Inc Class B                                                158.063              13,424
   Amcap Fund Inc                                                                      457.645               8,137
   American Century Target Mats Tr Benham Target Mats Tr 2025 Invq                     601.616              19,685
   American Century Quantitative Equity Funds Eq Growth Fund Inc                     1,519.197              33,073
   American Century Mut Fds Ultra Twentieth Century Ultra Fund Inv                     543.576              17,596
   Berger Omni Invt Fund Tr Small Cap Value Fund Inc                                 1,850.685              47,063
   Blair William Mut Fds Inc Intl Growth                                               401.230               7,194
   Bond Fd Amer Inc Com                                                                655.593               8,385
   Capital World Bd Fd Sh Ben Int                                                      496.822               7,269
   Capital World Growth & Income Fd Inc                                                812.028              21,494
   Citizens Fds Emerging Growth Fd                                                     240.376               4,894
   Delaware Group Trend Fd Inc Trend Fc Cl A                                           597.278              12,441
   Delaware Technology & Innovation Fd Cl A                                            303.115               1,816
   Dreyfus 100% U.S. Treasury MM Fd                                                109,374.870             109,875
   Dreyfus Short Term Inc Fd Inc                                                       870.209              10,364
   Dreyfus Inv Grade Bd Fds Inter Term Fd                                              803.544              10,318
   Dreyfus/Laurel Fds Inc S&P 500 Stock Index Fd Tr Shs                              6,676.136             183,661
   Dreyfus/Laurel Disc Stk Fd R                                                        219.516               8,116
   Dreyfus Bond Market Index Cl R                                                   15,894.532             156,879
   Dreyfus Growth & Value Fds Inc Premier Techn Growth Fd Cl R                         682.494              26,283
   Dreyfus Technology Growth Fund                                                    9,583.955             367,736



                                                                                                        CURRENT
                                DESCRIPTION                                      UNITS/SHARES            VALUE
----------------------------------------------------------------------------------------------------------------------
   Dreyfus Inc Fds High Ylds Secs Fd                                                   856.257               6,071
   Dreyfus Premier Next Tech Fd CIA                                                 13,000.225             104,132
   Eaton Vance Growth Tr Worldwide Health Sciences Fd Cl A                           1,332.781              15,500
   Euro Pac Growth Fd Sh Ben Int                                                       222.931               6,989
   Federated Eqty Fds Comm Tech Fd Cl A                                              1,402.279              14,345
   Fidelity Invt Tr Diversified Intl Fd                                                231.147               5,071
   Fidelity Mt Vernon Str Tr Growth Co Fd                                              288.052              20,576
   Fidelity Mt Vernon Str Tr Growth Co Fd                                              299.940              10,849
   Fidelity Puritan Tr Puritan Fd                                                    1,439.522              27,106
   Fidelity Secs Fd Growth & Income Portfolio                                          375.910              15,826
   Fidelity Secs Fd Blue Chip Growth Fd                                                 62.117               3,201
   Fidelity Secs Fd Dividend Growth Fd                                                 633.394              18,976
   Fidelity Select Portfolios Technology Portfolio                                     800.098              70,985
   Fidelity Select Portfolios Health Care Portfolio                                     83.429              12,525
   Fidelity Select Portfolios Development Commnts Portfolio                            682.742              20,202
   Fidelity Select Portfolios Reg Bks Portfolio                                        488.040              16,379
   Fidelity Select Portfolios Energy Svc Portfolio                                     942.914              35,312
   Fidelity Select Portfolios Biotechnology Portfolio                                1,447.876             125,676
   Fidelity Select Portfolios Software & Computer Svcs Portfolio                     1,123.809              57,887
   Fidelity Select Portfolios Telecommunications Portfolio                             521.064              26,215
   Fidelity Select Portfolios Brokerage * Invt Mgmt. Portfolio                         680.408              36,157
   Fidelity Select Portfolios Ele Portfolio                                          4,511.411             260,669
   Fidelity Select Portfolios Computers Portfolio                                    3,746.339             196,046
   Firsthand Fds Technology Value Fd                                                   235.923              17,536
   Firsthand Fds Technology Leaders Fund                                               161.067               5,450
   Gabelli Global Ser Fds Inc Interactive Couch Potato Fd                              212.164               4,322
   Gabelli Growth Fd Sh Ben Int                                                      1,476.489              55,796
   Growth Fd Amer  Inc Com                                                           1,386.184              37,538
   Heritage Ser Tr Growth Equity Fd Cl A                                               177.589               6,415
   Invesco Sector Fds Inc Health Sciences Fund                                       1,713.225             101,714
   Invesco Sector Fds Inc Technology Fd Cl II                                          945.407              56,507
   Invesco Sector Fds Inc Telecommunications Fd Inv                                  2,170.119              78,732
   Investment Co America Com                                                         1,748.634              54,313
   Janus Invt Fd Sh Ben Int                                                          5,199.796             173,101
   Janus Invt Fd Growth & Income Fd                                                 10,359.307             366,202
   Janus Invt Fd Worldwide Fd                                                        5,190.853             295,152
   Janus Invt Fd Twenty Fd                                                           4,763.237             261,025
   Janus Invt Fd Flexible Income Fd                                                  4,645.656              42,461
   Janus Invt Fd Orion Fd                                                            9,651.073              67,654
   Janus Invt Fd Strategic Value Fund                                               11,728.969             123,389
   Janus Invt Fd Global Tech Fd                                                      6,641.413             134,289
   Janus Invt Fd Global Life Sciences Fund                                           8,948.702             191,950
   Janus Invt Fd Olympus Fd                                                         15,233.085             626,841
   Janus Invt Fd High Yield Fd                                                         947.315               9,179
   Janus Invt Fd Enterprise Fd                                                       5,915.611             315,125
   Janus Invt Fd Overseas Fd                                                         3,478.667              92,324
   Janus Invt Fd Mercury Fd                                                         19,756.167             586,165
   Janus Invt Fd Balanced Fund                                                       1,101.757              23,401
   Kaufmann Fd Inc Com                                                              25,987.562             115,125
   MFS Ser Tr Strategic Growth Fd Cl A                                                 495.903              13,216
   Massachusetts Invs Growth Stk Fd Inc Cl A                                         1,756.927              30,114
   Munder Gramlington Fds Tr Healthcare Fd Cl A                                        220.769               6,480
   Munder Fds Inc Netnet Fd Cl A                                                        96.280               3,344
   New Economy Fd Sh Ben Int                                                           733.618              16,242


                                                                                                        CURRENT
                                DESCRIPTION                                      UNITS/SHARES            VALUE
----------------------------------------------------------------------------------------------------------------------
   New Perspective Fd Inc Com                                                          258.568               6,219
   New World Fd Inc New Com                                                            270.395               5,951
   PBHG Fds Inc Select Equity Fd                                                       135.692               5,595
   PBHG Fds Inc New Oppty Fd                                                             1.613                  66
   PBHG Fds Inc Technology & Communications Fd                                       1,110.124              38,222
   Park Ave Portfolio Guardian Pk Ave Fd                                             5,237.205             215,667
   Phoenix Strategic Equity Ser Fd Theme Fd Cl A                                       187.869               2,643
   Pioneer Emerging Mkts Fd Cl A Shs                                                   314.663               3,515
   Pioneer Real Estate Shs Cl A                                                        370.662               5,575
   Pioneer Fd CIA Shs                                                                  324.373              14,357
   T. Rowe Price Health Science Fd Inc Com                                             493.270              10,704
   Putnam Fds Tr Intl Growth & Income Fd Cl A                                        1,595.118              17,610
   Putnam High Yield Tr II Cl A                                                      2,701.938              16,239
   Putnam Invt Fds Classic Equity Fd Cl A                                            1,870.630              24,318
   Putnam Invt Fds Growth Opptys Fd Cl A                                               308.008               6,748
   Putnam Vistas Fd Inc Com                                                            633.820               8,252
   Putnam Voyager Fd Inc Cl A                                                          756.239              17,620
   RS Invt Tr Emerging Growth Fd                                                     2,573.702             113,269
   RS Invt Tr Internet Age Fd                                                        3,572.820              23,331
   Reserve Private Eq Ser Small Cap Growth Fc Cl R                                     122.798               5,483
   T. Rowe Price MidCap Growth Fd Inc Com                                              340.577              13,552
   T. Rowe Price Intl Fds Inc Japan Fd                                                 388.035               3,465
   T. Rowe Price Science & Tech Fd Inc Cap Stk                                       3,833.396             136,354
   Royce Fd Opportunity Fd                                                             721.445               5,613
   Rydex Ser Tr OTC Fd                                                               1,883.371              31,848
   Scudder Intl Fd Inc Greater Europe Growth Fd                                        102.095               3,170
   Scudder Secs Tr Technology Fd                                                     4,564.405             133,050
   Selected Amer. Shs Inc. Co.                                                         293.580              10,372
   SIT Mut Fds Inc Small Cap Growth Fd                                                 337.056              11,851
   Small Cap World Fd Inc Com                                                          650.523              18,072
   State Street Resh Portfolios Inc Intl Equity Fd Cl A                                529.676               6,965
   Strong Equity Fds Inc Growth 20 Fd                                                  687.666              17,281
   Strong Equity Fds Inc Enterprise Fd                                                 114.166               3,239
   Strong Conservative Equity Fds Inc Amer Utils Fd                                  6,253.920             109,381
   Strong Opportunity Fd Inc                                                           342.123              14,489
   Templeton Fds Inc World Fd Cl I                                                   1,217.910              20,071
   Van Kampen Amer Cap Emerging Growth Fd Cl A                                         528.305              33,167
   Van Wagoner Fds Inc Post Venture Fd                                                 515.761              13,678
   Van Wagoner Fds Tech Fd                                                             277.771              11,630
   Vanguard Index Tr 500 Portfolio                                                     939.946             114,542
   Vanguard Index Tr Growth Portfolio                                                1,478.368              45,194
   Warburg Pincus Gbl Post Venture Cap Fd Com                                          335.468               7,615
   Warburg Pincus Global Telecommunications Fd Inc Com                                 402.057              16,951
   Washington Mut Invs Fd Inc Com                                                      621.465              18,041
   Wilshire Target Fds Inc Large Growth Portfolio Inv Cl                               104.499               3,794
                                                                                                   -------------------
Total self-directed fund                                                                                 7,601,761
                                                                                                   -------------------
Total registered investment companies                                                                  $34,281,115
                                                                                                   ===================


                                                                                                        CURRENT
                                DESCRIPTION                                      UNITS/SHARES            VALUE
----------------------------------------------------------------------------------------------------------------------
Corporate Common Stock
----------------------
Allegheny Technologies Incorporated                                                673,314.000         $10,688,860
Teledyne Technologies Incorporated                                                 119,197.000           2,816,029
Water Pik Technologies, Inc.                                                        45,196.000             316,372
E Trade Group Inc.                                                                       0.750                   6
Ericsson LM Tel Co Adr CI B Sek 10                                                   1,800.000              20,138
General Electric Co.                                                                   624.000              29,913
                                                                                                   -------------------
Total common stock                                                                                     $13,871,318
                                                                                                   ===================

Participant notes receivable*                                                                          $ 3,876,612
                                                                                                   ===================

                               *Party-in-interest

401(K) SAVINGS ACCOUNT PLAN FOR EMPLOYEES
OF THE WASHINGTON PLATE PLANT

Audited Financial Statements and Supplemental Schedule
Years ended December 31, 2000 and 1999 with Report of Independent Auditors

                    401(k) Savings Account Plan for Employees
                          of the Washington Plate Plant

                          Audited Financial Statements
                            and Supplemental Schedule

                     Years ended December 31, 2000 and 1999








                                    CONTENTS

Report of Independent Auditors ..............................................25

Audited Financial Statements

Statements of Net Assets Available for Benefits..............................26
Statements of Changes in Net Assets Available for Benefits...................27
Notes to Financial Statements ...............................................28


Supplemental Schedule

Schedule H, Line 4(i)--Schedule of Assets (Held at End of Year)..............37

                         Report of Independent Auditors


The Plan Administrator
401(k) Savings Account Plan for Employees of the Washington Plate Plant

We have audited the accompanying statements of net assets available for benefits of the 401(k) Savings Account Plan for Employees of the Washington Plate Plant as of December 31, 2000 and 1999, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 2000 and 1999, and the changes in its net assets available for benefits for the years then ended, in conformity with accounting principles generally accepted in the United States.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedule of assets at end of year as of December 31, 2000 is presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and is not a required part of the financial statements. The supplemental schedule has been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                                      /s/ Ernst & Young LLP

June 1, 2001

                   401(k) Savings Account Plan for Employees
                          of the Washington Plate Plant

                 Statements of Net Assets Available for Benefits

                                                                                           DECEMBER 31
                                                                                     2000                 1999
                                                                           -------------------------------------------

ASSETS
Investments, at fair value:
   Interest in Allegheny Ludlum Corporation Master Trusts                         $1,306,977           $1,385,099
   Interest in common collective trusts                                              420,569              333,101
   Interest in registered investment companies                                       359,377              138,514
   Corporate common stocks                                                            64,166                    -
   Participant notes receivable                                                        7,982                    -
                                                                           -------------------------------------------
Net assets available for benefits                                                 $2,159,071           $1,856,714
                                                                           ===========================================


See accompanying notes.

                    401(k) Savings Account Plan for Employees
                          of the Washington Plate Plant

           Statements of Changes in Net Assets Available for Benefits

                                                                                 YEAR ENDED DECEMBER 31
                                                                                2000                 1999
                                                                        ------------------------------------------
Additions:
   Employee contributions                                                    $  455,077          $  436,376
   Investment income:
     Net (loss) gain from interest in Allegheny Ludlum
       Corporation Master Trusts                                               (107,330)            172,185
     Net (loss) gain from interest in common collective trusts                     (868)             28,477
     Net gain from interest in registered investment
       companies                                                                 13,118              34,508
     Other income                                                                   609                   -
     Dividend income                                                                587                   -
     Unrealized depreciation                                                    (10,867)                  -
                                                                        ------------------------------------------
Total additions                                                                 350,326             671,546

Deductions:
   Distributions to participants                                                 47,969              33,735
                                                                        ------------------------------------------

Net additions                                                                   302,357             637,811
Net assets available for benefits at beginning of year                        1,856,714           1,218,903
                                                                        ------------------------------------------
Net assets available for benefits at end of year                             $2,159,071          $1,856,714
                                                                        ==========================================

See accompanying notes.

                    401(k) Savings Account Plan for Employees
                          of the Washington Plate Plant

                          Notes to Financial Statements

                                December 31, 2000


1. SIGNIFICANT ACCOUNTING POLICIES

Investments are stated at fair value determined as follows:

       The Common Stock Master Trusts consist of investments in either Allegheny Technologies Incorporated, Teledyne Technologies Incorporated or Water Pik Technologies, Inc. common stock and are stated at the quoted market price as listed on the New York Stock Exchange.

       The Fixed Income Fund is stated at cost plus net earnings, which approximates market value and is provided by the Plan's trustee.

       All other funds are stated at their net asset value, based on the quoted market prices of the securities held in such funds on applicable exchanges.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. DESCRIPTION OF THE PLAN

The 401(k) Savings Account Plan for Employees of the Washington Plate Plant (the
Plan) is a defined contribution plan and is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

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

                    401(k) Savings Account Plan for Employees
                          of the Washington Plate Plant

                    Notes to Financial Statements (continued)

                                December 31, 2000


2. DESCRIPTION OF THE PLAN (CONTINUED)

A participant may make an "in-service" withdrawal of all or part of the value of his account attributable to employee contributions. Contributions made to an employee's 401(k) account may be withdrawn at age 59-1/2, or in the event of financial hardship prior to age 59-1/2. Upon termination of employment or retirement, a participant is fully entitled to his account balance.

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

Effective November 29, 1999, Allegheny Teledyne's (the Plan Sponsor) name was changed to Allegheny Technologies Incorporated (ATI). Also, the Aerospace and Electronics and Consumer segments of Allegheny Teledyne were spun off into two new freestanding public companies--Teledyne Technologies Incorporated and Water Pik Technologies, Inc. Stockholders of Allegheny Teledyne became stockholders of Teledyne Technologies Incorporated and Water Pik Technologies, Inc., thus creating two new master trusts. Participants may continue to hold interest in the two new companies until December 31, 2002, at which time these two holdings will be terminated and the assets will be transferred to one of the other plan investment options. Effective October 1, 2000, the ATI Common Stock Master Trust, Teledyne Technologies Incorporated Common Stock Master Trust, and Water Pik Technologies, Inc. Common Stock Master Trust were deunitized, enabling all participating plans to hold actual shares of the common stocks. The Washington Plate Plant is a facility of Allegheny Ludlum Corporation. Allegheny Ludlum Corporation is a wholly-owned subsidiary of Allegheny Technologies Incorporated.

In conjunction with the spin-off of the Aerospace and Electronics and Consumer segments of Allegheny Teledyne into two new freestanding companies, the Plan as a holder of shares of common stock prior to the spin-off received the following distributions on November 29, 1999: one share of Water Pik Technologies, Inc. for every twenty shares held of Allegheny Teledyne and one share of Teledyne Technologies Incorporated for every seven shares held of Allegheny Teledyne. Additionally, a reverse stock split occurred on the spin-off date and resulted in one share of Allegheny Technologies Incorporated common stock for every two shares held of Allegheny Teledyne common stock.

Further information about the Plan, including eligibility, vesting, contributions, and withdrawals, is contained in the Summary Plan Description and related contracts. Copies of this Summary Plan Description are available from the Allegheny Technologies Personnel and Compensation Committee.

                    401(k) Savings Account Plan for Employees
                          of the Washington Plate Plant

                    Notes to Financial Statements (continued)

                                December 31, 2000


3. INVESTMENTS

The following presents investments that represent 5% or more of the Plan's net assets:

                                                                                           DECEMBER 31
                                                                                  2000                  1999
                                                                        --------------------------------------------
Allegheny Technologies Disciplined Stock Fund                                   $549,829              $585,847
Alliance Equity Fund                                                             473,294               456,980
Company Stock Fund                                                                     -                72,709
Dreyfus Emerging Leaders Fund                                                    298,029               111,837
Dreyfus Lifestyle Growth Fund                                                    131,854               108,766
Dreyfus Lifestyle Growth and Income Fund                                         265,849               211,393
Fixed Income Fund                                                                283,854               258,094


As of December 31, 2000, the Plan is a participant in the Fixed Income Master Trust, the Alliance Equity Master Trust, and the Allegheny Technologies Disciplined Stock Fund Master Trust. During 2000, the ATI Common Stock Master Trust, Teledyne Technologies Incorporated Common Stock Master Trust, and the Water Pik Technologies, Inc. Common Stock Master Trust were reclassified as corporate common stock. The Plan's participating interests in these master trusts as of December 31, 2000 and 1999 were as follows:

                                                                                2000                  1999
                                                                        --------------------------------------------
Allegheny Technologies Disciplined Stock Fund
   Master Trust                                                                 0.60%                 1.29%
Alliance Equity Master Trust                                                    0.93                  0.77
ATI Common Stock Master Trust                                                      -                  0.36
Fixed Income Master Trust                                                       0.20                  0.19
Teledyne Technologies Incorporated Common Stock
   Master Trust                                                                    -                  0.35
Water Pik Technologies, Inc. Common
   Stock Master Trust                                                              -                  0.35


                    401(k) Savings Account Plan for Employees
                          of the Washington Plate Plant

                    Notes to Financial Statements (continued)

                                December 31, 2000


3. INVESTMENTS (CONTINUED)

The composition of the net assets of the Fixed Income Master Trust at December 31, 2000 and 1999 was as follows:

                                                                                   2000                   1999
                                                                        --------------------------------------------
Registered investment companies:
   Merrill Lynch Income Accumulation Fund                                      $  6,258,870          $          -
                                                                        --------------------------------------------
                                                                                  6,258,870                     -
Guaranteed investment contracts:
   Business Mens Assurance Company of America                                     2,498,807             2,497,621
   Canada Life                                                                    4,136,118             4,136,813
   Combined Life Insurance Company                                                4,668,459             4,658,686
   GE Life and Annuity                                                            5,163,549                     -
   Hartford Life Insurance Company                                                5,641,680             2,000,000
   John Hancock Life Insurance Company                                           11,001,797             8,328,120
   Monumental Life Insurance Company                                              1,867,053             1,999,853
   New York Life Insurance Company                                                3,136,760                     -
   Ohio National Life                                                             4,576,017             4,577,686
   Pacific Mutual Life Insurance Company                                          6,200,078             6,565,846
   Peoples Security Life Insurance Company                                        6,096,623             6,474,471
   Protective Life Insurance Company                                              2,012,650             2,999,471
   Pruco Pace Credit Enhanced                                                     7,691,842             3,062,854
   Safeco Life Insurance                                                          2,998,449             3,000,504
   Security Life of Denver                                                        5,131,606                     -
   Southland Life Insurance Company                                                       -             5,796,035
   Sun America, Inc.                                                              2,998,064             3,007,834
   Transamerica Occidental                                                                -            11,678,338
   United of Omaha                                                                5,137,380             5,044,635
                                                                        --------------------------------------------
                                                                                 80,956,932            75,828,767
Synthetic guaranteed investment contracts:
   Caisse des Depots et Consignations                                             8,950,177            11,135,225
   Peoples Security Life Insurance Company                                        3,040,578             2,977,064
   Transamerica Occidental                                                       14,066,106            13,970,912
   Union Bank of Switzerland                                                      5,967,640             5,949,968
   Westdeutsche Landesbank Girozentrale                                          15,715,408            17,030,049
                                                                        --------------------------------------------
                                                                                 47,739,909            51,063,218

Short-term investments                                                            8,087,097             6,293,422
Accrued interest receivable                                                               -             1,435,635
Receivables                                                                       1,191,139                     -
Other                                                                               231,457               (85,522)
                                                                        --------------------------------------------
Total net assets                                                               $144,465,404          $134,535,520
                                                                        ============================================


                    401(k) Savings Account Plan for Employees
                          of the Washington Plate Plant

                    Notes to Financial Statements (continued)

                                December 31, 2000


3. INVESTMENTS (CONTINUED)

The composition of net assets of the Alliance Equity Master Trust at December 31, 2000 and 1999 was as follows:

                                                                                   2000                  1999
                                                                        --------------------------------------------
Investment in registered investment companies:
   Alliance Equity Fund S.A. #4 (6,616.411 and 6,387.664
     shares, respectively)                                                      $51,215,520           $59,022,910
   Cash overdraft                                                                   (19,387)                    -
   Operating payables                                                               (31,413)              (28,676)
                                                                        --------------------------------------------
Total net assets                                                                $51,164,720           $58,994,234
                                                                        ============================================

The composition of net assets of the ATI Common Stock Master Trust at December 31, 2000 and 1999 was as follows:

                                                                                   2000                  1999
                                                                        -------------------------------------------
Allegheny Technologies Incorporated common stock (-0- and
   883,159 shares, respectively)                                                         $-           $19,815,880
Receivables                                                                               -               101,879
Short-Term Investment Fund                                                                -               326,907
Operating payables                                                                        -                (4,276)
                                                                        --------------------------------------------
Total net assets                                                                         $-           $20,240,390
                                                                        ============================================


                    401(k) Savings Account Plan for Employees
                          of the Washington Plate Plant

                    Notes to Financial Statements (continued)

                                December 31, 2000


3. INVESTMENTS (CONTINUED)

The composition of net assets of the Allegheny Technologies Disciplined Stock Fund Master Trust at December 31, 2000 and 1999 was as follows:

                                                                                      2000               1999
                                                                             --------------------------------------
Corporate common stock                                                            $89,911,418        $44,796,765
Short-Term Investment Fund                                                          1,415,662            589,843
Noninterest-bearing cash                                                                    -             13,151
Receivables                                                                            62,651             44,689
Operating payables                                                                   (147,875)           (28,719)
                                                                             --------------------------------------
Total net assets                                                                  $91,241,856        $45,415,729
                                                                             ======================================

The composition of net assets of the Teledyne Technologies Incorporated Common Stock Master Trust at December 31, 2000 and 1999 was as follows:

                                                                                      2000               1999
                                                                             --------------------------------------
Teledyne Technologies Incorporated common stock
   (-0- and 248,073 shares, respectively)                                                  $-         $2,341,189
Short-Term Investment Fund                                                                  -             41,774
Receivables                                                                                 -              6,135
Operating payables                                                                          -               (133)
                                                                             --------------------------------------
Total net assets                                                                           $-         $2,388,965
                                                                             ======================================

The composition of net assets of the Water Pik Technologies, Inc. Common Stock Master Trust at December 31, 2000 and 1999 was as follows:

                                                                                      2000               1999
                                                                             --------------------------------------
Water Pik Technologies, Inc. common stock
   (-0- and 87,153 shares, respectively)                                                   $-           $833,401
Short-Term Investment Fund                                                                  -              2,765
Receivables                                                                                 -             11,909
Operating payables                                                                          -                (41)
                                                                             --------------------------------------
Total net assets                                                                           $-           $848,034
                                                                             ======================================


                    401(k) Savings Account Plan for Employees
                          of the Washington Plate Plant

                    Notes to Financial Statements (continued)

                                December 31, 2000


3. INVESTMENTS (CONTINUED)

The composition of the changes in net assets of the various master trusts is as follows:

                            FIXED INCOME MASTER TRUST      ALLIANCE EQUITY MASTER TRUST     ATI COMMON STOCK MASTER TRUST
                           ------------------------------------------------------------------------------------------------
                                                               YEAR ENDED DECEMBER 31
                           ------------------------------------------------------------------------------------------------
                               2000           1999            2000             1999             2000             1999
                           ------------------------------------------------------------------------------------------------
Investment income (loss):
   Interest income (loss)  $  7,954,724   $  7,765,761     $       -        $       -        $        -       $     (465)
   Realized (loss) gain
     on sale of                       -              -               -                -        (3,135,099)         387,154
     investments
   Unrealized depreciation
     in fair value of
     investments                      -              -               -                -           (70,493)     (11,018,180)
   Dividends                          -              -               -                -           525,069          960,419
   Net gain (loss),
     registered investment
     companies                  108,612              -      (9,783,261)      15,731,932                 -                -
   Net gain, common
     collective trusts          404,170        293,007               -                -            17,831           34,305
Other income (loss)                 468         18,993               -                -              (708)               -
Administrative expenses        (185,368)      (183,985)       (218,831)        (202,397)           (8,451)         (21,480)
Transfers                     1,647,278        (25,494)      2,172,578       (3,917,666)      (17,568,539)      (2,312,913)
                           ------------------------------------------------------------------------------------------------
Net increase (decrease)       9,929,884      7,868,282      (7,829,514)      11,611,869       (20,240,390)     (11,971,160)
Total net assets at
   beginning of year        134,535,520    126,667,238      58,994,234       47,382,365        20,240,390       32,211,550
                           ------------------------------------------------------------------------------------------------
Total net assets at end
   of year                 $144,465,404   $134,535,520     $51,164,720      $58,994,234      $          -     $ 20,240,390
                           ================================================================================================

                    401(k) Savings Account Plan for Employees
                          of the Washington Plate Plant

                    Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

                                ALLEGHENY TECHNOLOGIES        TELEDYNE TECHNOLOGIES         WATER PIK TECHNOLOGIES,
                                DISCIPLINED STOCK FUND      INCORPORATED COMMON STOCK      INC. COMMON STOCK MASTER
                                     MASTER TRUST                  MASTER TRUST                      TRUST
                              ----------------------------------------------------------------------------------------
                                                              YEAR ENDED DECEMBER 31
                              ----------------------------------------------------------------------------------------
                                  2000           1999           2000           1999           2000           1999
                              ----------------------------------------------------------------------------------------
Investment (loss) income:
   Interest (loss) gain       $         -    $      (383)    $         -     $        9     $       -      $      -
   Realized (loss) gain on
     sale of investments       (3,170,594)       (58,566)      3,932,735        (21,035)      (31,941)       (3,052)
   Unrealized
     (depreciation)
     appreciation in fair      (5,302,024)     7,190,385          (2,024)      (640,748)       (1,265)      (88,259)
     value of investments
   Dividends                      525,391        531,414               -              -             -             -
   Net gain, common
   collective trusts              138,084         43,173           2,171            176           409            38
Other loss                              -              -          (1,379)             -          (233)            -
Administrative expenses          (414,238)      (347,043)            133           (133)           41           (41)
Transfers                      54,049,508     (5,143,710)     (6,320,601)     3,050,696      (815,045)      939,348
                              ----------------------------------------------------------------------------------------
Net increase (decrease)        45,826,127      2,215,270      (2,388,965)     2,388,965      (848,034)      848,034
Total net assets at
   beginning of year           45,415,729     43,200,459       2,388,965              -       848,034             -
                              ----------------------------------------------------------------------------------------
Total net assets at end of
   year                       $91,241,856    $45,415,729     $         -     $2,388,965     $       -      $848,034
                              ========================================================================================

The investment contracts underlying the Fixed Income Master Trust have fully benefit-responsive features. The average yield for 2000 and 1999 for the Fixed Income Master Trust was 6.56% and 6.46%, respectively. Credited interest rates on the contracts ranged from 5.13% to 8.05% and 5.13% to 7.28% for 2000 and 1999, respectively, and are determined at contract inception.

Interest, realized and unrealized gains and losses, and management fees from the master trusts are included in the net (loss) gain from interest in Allegheny Ludlum Corporation Master Trusts on the statements of changes in net assets available for benefits.

                    401(k) Savings Account Plan for Employees
                          of the Washington Plate Plant

                    Notes to Financial Statements (continued)


4. INCOME TAX STATUS

The Plan has received a determination letter from the Internal Revenue Service
(IRS) dated March 3, 1998, stating that the Plan is qualified under Section 401(a) of the Internal Revenue Code (the Code) and, therefore, the related trust is exempt from taxation. Once qualified, the Plan is required to operate in conformity with the Code to maintain its qualification. The Plan Sponsor has indicated that it will take necessary steps, if any, to maintain the Plan's qualified status.

5. TRANSACTIONS WITH PARTIES-IN-INTEREST

Certain plan investments are shares of mutual funds managed by Dreyfus Retirement Services. Dreyfus Retirement Services is the trustee as defined by the Plan and, therefore, these transactions qualify as party-in-interest. Trustee and investment fees paid during 2000 and 1999 were based upon customary and reasonable rates for such services.

                    401(k) Savings Account Plan for Employees
                          of the Washington Plate Plant

                             EIN 25-1364894 Plan 020

         Schedule H, Line 4(i)--Schedule of Assets (Held at End of Year)

                                December 31, 2000

                               DESCRIPTION                                      UNITS/SHARES         CURRENT VALUE
----------------------------------------------------------------------------------------------------------------------
Common Collective Trusts
------------------------
Dreyfus Lifestyle Growth and Income Fund*                                    15,469.0990                $265,849
Dreyfus Lifestyle Growth Fund*                                                6,692.3420                 131,854
Short-Term Investment Fund                                                      241.8900                     242
Dreyfus Lifestyle Income Fund*                                                1,552.1290                  22,624
                                                                                                   -------------------
Total common collective trusts                                                                          $420,569
                                                                                                   ===================

Registered Investment Companies
-------------------------------
Dreyfus Emerging Leaders Fund*:
   Interest in Dreyfus Emerging Leaders Fund                                  7,527.8810                $298,029

Dreyfus International Value Fund*:
   Interest in Dreyfus International Value Fund                               2,648.6550                  42,749

Dreyfus Bond Market Index Fund:
   Interest in Dreyfus Bond Market Index Fund                                   707.6540                   6,985

MAS Mid Cap Growth Fund
   Interest in MAS Mid Cap Growth Fund                                          151.8420                   3,764

Prudential Investment Portfolios
   Interest in Jennison Growth Fund                                              437.079                   7,850
                                                                                                   -------------------
Total registered investment companies                                                                   $359,377
                                                                                                   ===================

Corporate Common Stocks
-----------------------
Allegheny Technologies Incorporated                                           3,009.000                 $ 47,768
Teledyne Technologies Incorporated                                              628.000                   14,837
Water Pik Technologies, Inc.                                                    223.000                    1,561
                                                                                                   -------------------
Total corporate common stock                                                                            $ 64,166
                                                                                                   ===================

Participant notes receivable                                                                            $  7,982
                                                                                                   ===================

*Party-in-interest

SAVINGS AND SECURITY PLAN OF THE LOCKPORT AND
WATERBURY FACILITIES OF ALLEGHENY LUDLUM CORPORATION

Audited Financial Statements and Supplemental Schedule
Years ended December 31, 2000 and 1999 with Report of Independent Auditors

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities
                         of Allegheny Ludlum Corporation

                          Audited Financial Statements
                            and Supplemental Schedule

                     Years ended December 31, 2000 and 1999




                                    CONTENTS

Report of Independent Auditors ..............................................40

Audited Financial Statements

Statements of Net Assets Available for Benefits..............................41
Statements of Changes in Net Assets Available for Benefits...................42
Notes to Financial Statements ...............................................43


Supplemental Schedule

Schedule H, Line 4(i)--Schedule of Assets (Held at End of Year)..............53

                         Report of Independent Auditors


Allegheny Technologies Incorporated

We have audited the accompanying statements of net assets available for benefits of the Savings and Security Plan of the Lockport and Waterbury Facilities of Allegheny Ludlum Corporation as of December 31, 2000 and 1999, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 2000 and 1999, and the changes in its net assets available for benefits for the years then ended, in conformity with accounting principles generally accepted in the United States.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedule of assets held at end of year as of December 31, 2000 is presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and is not a required part of the financial statements. The supplemental schedule has been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                                  /s/ Ernst & Young LLP

June 1, 2001

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities
                         of Allegheny Ludlum Corporation

                 Statements of Net Assets Available for Benefits

                                                                                            DECEMBER 31
                                                                                    2000                  1999
                                                                          --------------------------------------------

ASSETS
Investments, at fair value:
   Interest in Allegheny Ludlum Corporation Master Trusts                         $4,668,897            $5,087,089
   Interest in registered investment companies                                       998,576               723,456
   Interest in common collective trusts                                              456,870               449,111
   Corporate common stock                                                            222,199                     -
   Participant notes receivable                                                      171,832               137,888
                                                                          --------------------------------------------
Total investments                                                                  6,518,374             6,397,544

Cash                                                                                   9,892                     -
Other payables                                                                       (34,429)                    -
Contributions receivable                                                                   -                13,570
Other receivables                                                                     24,388                 1,382
                                                                          --------------------------------------------
Net assets available for benefits                                                 $6,518,225            $6,412,496
                                                                          ============================================

See accompanying notes.

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities
                         of Allegheny Ludlum Corporation

           Statements of Changes in Net Assets Available for Benefits

                                                                                      YEAR ENDED DECEMBER 31
                                                                                     2000                 1999
                                                                           -------------------------------------------
Additions:
   Contributions:
     Employer                                                                     $  400,701           $  347,322
     Employee                                                                        254,827              244,700
   Investment income:
     Net gain from interest in Allegheny Ludlum Corporation Master
       Trusts                                                                        126,342              299,580
     Net gain from interest in registered investment companies
                                                                                      62,064              181,357
     Net (loss) gain from interest in common collective trusts                        (1,641)              43,552
     Interest income                                                                  10,382               10,481
     Dividend income                                                                   4,435                    -
     Unrealized depreciation                                                         (39,944)                   -
     Net loss on sale of assets                                                      (59,750)                   -
                                                                           -------------------------------------------
Total additions                                                                      757,416            1,126,992

Deductions:
   Transfers out of Plan                                                                   -                9,559
   Distributions to participants                                                     651,687              242,892
                                                                           -------------------------------------------
Total deductions                                                                     651,687              252,451
                                                                           -------------------------------------------

Net additions                                                                        105,729              874,541
Net assets available for benefits at beginning of year                             6,412,496            5,537,955
                                                                           -------------------------------------------
Net assets available for benefits at end of year                                  $6,518,225           $6,412,496
                                                                           ===========================================


See accompanying notes.

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities
                         of Allegheny Ludlum Corporation

                          Notes to Financial Statements

                                December 31, 2000


1. SIGNIFICANT ACCOUNTING POLICIES

Investments are stated at fair value determined as follows:

       The Common Stock Master Trusts consist of investments in either Allegheny Technologies Incorporated, Teledyne Technologies Incorporated or Water Pik Technologies, Inc. common stock and are stated at the quoted market price as listed on the New York Stock Exchange.

       The Fixed Income Fund is stated at cost plus net earnings, which approximates market value and is provided by the Plan's trustee.

       All other funds are stated at their net asset value, based on the quoted market prices of the securities held in such funds on applicable exchanges.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. DESCRIPTION OF THE PLAN

The purpose of the Savings and Security Plan of the Lockport and Waterbury Facilities of Allegheny Ludlum Corporation (the Plan) is to provide a savings and retirement plan to eligible employees of the Lockport and Waterbury Facilities of Allegheny Ludlum Corporation (ALC) by allowing a portion of their salary to be set aside each month through payroll deductions. The Plan is a defined contribution plan and is subject to the provisions of the Employee Retirement Income Security Act of 1974. ALC is a wholly-owned subsidiary of Allegheny Technologies Incorporated (ATI).

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities
                         of Allegheny Ludlum Corporation

                    Notes to Financial Statements (continued)


2. DESCRIPTION OF THE PLAN (CONTINUED)

Depending on participants' years of service, participants can defer between 1% and 16%, subject to Internal Revenue Service limitations, of their eligible wages and contribute them to the Plan. The Plan Sponsor will match 50% of participant deferrals up to 8% of each participant's deferral based on years of service as described in the Plan. Any contributions made by participants in excess of the eligible matched portion will not be matched by the Plan Sponsor. In addition, the Plan Sponsor will contribute 6.5% of monthly eligible wages regardless if participants elect to contribute to the savings portion of the Plan. The Plan Sponsor also contributes $.59 for each hour participants work.

Separate accounts are maintained by the Plan Sponsor for each participating employee. Trustee fees and asset management fees charged by the Plan's trustee, Dreyfus Retirement Services, for the administration of all funds are charged against net assets available for benefits of the respective fund. Certain other expenses of administering the Plan are paid by the Plan Sponsor.

A participant may make an "in-service" withdrawal of all or part of the value of his vested account balance attributable to employer matching contributions. Employee contributions made to a 401(k) account may be withdrawn at age 59 1/2, or in the event of financial hardship prior to age 59 1/2. Upon termination of employment or retirement, a participant is fully entitled to his vested account balance. Under certain provisions of the Plan, contributions by the Plan Sponsor, which have been allocated to the accounts of the participants, may be subject to forfeiture upon participant's termination of employment with less than 5 years of service. Such forfeitures will be used to reduce future contributions by the employer. Employer contributions allocated to a participant's account become fully vested after a participant completes five full years of service. Employee contributions and the fixed dollar retirement contributions are fully vested at all times.

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

Effective November 29, 1999, Allegheny Teledyne's (the Plan Sponsor) name was changed to Allegheny Technologies Incorporated. Also, the Aerospace and Electronics and Consumer segments of Allegheny Teledyne were spun off into two new freestanding public companies--Teledyne Technologies Incorporated and Water Pik Technologies, Inc. Stockholders of Allegheny Teledyne became stockholders of Teledyne Technologies Incorporated and Water Pik Technologies, Inc., thus creating two new master trusts. Participants may continue to hold interest in the two new companies until December 31, 2002, at which time these two holdings will be terminated and the assets will be transferred to one of the other plan investment options. Effective October 1, 2000, this Allegheny Technologies Incorporated (ATI) common stock master trust, Teledyne Technologies Incorporated common stock master trust, and Water Pik Technologies, Inc. common stock master trust were deunitized, enabling all participating plans to hold actual common stocks.

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities
                         of Allegheny Ludlum Corporation

                    Notes to Financial Statements (continued)


2. DESCRIPTION OF THE PLAN (CONTINUED)

In conjunction with the spin-off of the Aerospace and Electronics and Consumer segments of Allegheny Teledyne into two new freestanding companies, the Plan as a holder of shares of common stock prior to the spin-off received the following distributions on November 29, 1999: one share of Water Pik Technologies, Inc., for every twenty shares held of Allegheny Teledyne and one share of Teledyne Technologies Incorporated for every seven shares held of Allegheny Teledyne. Additionally, a reverse stock split occurred on the spin-off date and resulted in one share of Allegheny Technologies Incorporated common stock for every two shares held of Allegheny Teledyne common stock.

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

3. INVESTMENTS

The following presents investments that represent 5% or more of the Plan's net assets:

                                                                                        DECEMBER 31
                                                                                   2000                  1999
                                                                        --------------------------------------------

Fixed Income Fund                                                               $3,853,103            $3,705,595
Dreyfus Emerging Leaders Fund                                                      921,082               699,809
Allegheny Technologies Disciplined Stock Fund                                      545,492               696,006
Alliance Equity Fund                                                                     -               408,444


                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities
                         of Allegheny Ludlum Corporation

                    Notes to Financial Statements (continued)


3. INVESTMENTS

As of December 31, 2000, the Plan is a participant in the Fixed Income Master Trust, the Alliance Equity Master Trust, and the Allegheny Technologies Disciplined Stock Fund Master Trust. During 2000, the ATI Common Stock Master Trust, Teledyne Technologies Incorporated Common Stock Master Trust, and the Water Pik Technologies, Inc. Common Stock Master Trust were reclassified as corporate common stock. The Plan's participating interests in these master trusts as of December 31, 2000 and 1999 were as follows:

                                                                                2000                  1999
                                                                        --------------------------------------------
Allegheny Technologies Disciplined Stock Fund
   Master Trust                                                                 0.60%                 1.53%
Alliance Equity Master Trust                                                    0.53                  0.69
ATI Common Stock Master Trust                                                      -                  1.18
Fixed Income Master Trust                                                       2.67                  2.75
Teledyne Technologies Incorporated Common Stock
   Master Trust                                                                    -                  1.18
Water Pik Technologies, Inc. Common
   Stock Master Trust                                                              -                  1.18


                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities
                         of Allegheny Ludlum Corporation

                    Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

The composition of the net assets of the Fixed Income Master Trust at December 31, 2000 and 1999 was as follows:

                                                                                   2000                  1999
                                                                        --------------------------------------------
Registered investment companies:
   Merrill Lynch Income Accumulation Fund                                      $  6,258,870          $          -
                                                                        --------------------------------------------
                                                                                  6,258,870                     -
Guaranteed investment contracts:
   Business Mens Assurance Company of America                                     2,498,807             2,497,621
   Canada Life                                                                    4,136,118             4,136,813
   Combined Life Insurance Company                                                4,668,459             4,658,686
   GE Life and Annuity                                                            5,163,549                     -
   Hartford Life Insurance Company                                                5,641,680             2,000,000
   John Hancock Life Insurance Company                                           11,001,797             8,328,120
   Monumental Life Insurance Company                                              1,867,053             1,999,853
   New York Life Insurance Company                                                3,136,760                     -
   Ohio National Life                                                             4,576,017             4,577,686
   Pacific Mutual Life Insurance Company                                          6,200,078             6,565,846
   Peoples Security Life Insurance Company                                        6,096,623             6,474,471
   Protective Life Insurance Company                                              2,012,650             2,999,471
   Pruco Pace Credit Enhanced                                                     7,691,842             3,062,854
   Safeco Life Insurance                                                          2,998,449             3,000,504
   Security Life of Denver                                                        5,131,606                     -
   Southland Life Insurance Company                                                       -             5,796,035
   Sun America, Inc.                                                              2,998,064             3,007,834
   Transamerica Occidental                                                                -            11,678,338
   United of Omaha                                                                5,137,380             5,044,635
                                                                        --------------------------------------------
                                                                                 80,956,932            75,828,767
Synthetic guaranteed investment contracts:
   Caisse des Depots et Consignations                                             8,950,177            11,135,225
   Peoples Security Life Insurance Company                                        3,040,578             2,977,064
   Transamerica Occidental                                                       14,066,106            13,970,912
   Union Bank of Switzerland                                                      5,967,640             5,949,968
   Westdeutsche Landesbank Girozentrale                                          15,715,408            17,030,049
                                                                        --------------------------------------------
                                                                                 47,739,909            51,063,218

Short-term investments                                                            8,087,097             6,293,422
Accrued interest receivable                                                               -             1,435,635
Receivables                                                                       1,191,139                     -
Other                                                                               231,457               (85,522)
                                                                        --------------------------------------------
Total net assets                                                               $144,465,404          $134,535,520
                                                                        ============================================


                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities
                         of Allegheny Ludlum Corporation

                    Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

The composition of net assets of the Alliance Equity Master Trust at December 31, 2000 and 1999 was as follows:

                                                                                   2000                  1999
                                                                        --------------------------------------------
Investment in registered investment companies:
   Alliance Equity Fund S.A. #4 (6,616.411 and
     6,387.664 shares, respectively)                                           $51,215,520           $59,022,910
   Cash overdraft                                                                  (19,387)                    -
   Operating payables                                                              (31,413)              (28,676)
                                                                        --------------------------------------------
Total net assets                                                               $51,164,720           $58,994,234
                                                                        ============================================

The composition of net assets of the ATI Common Stock Master Trust at December 31, 2000 and 1999 was as follows:

                                                                                  2000                  1999
                                                                        --------------------------------------------
Allegheny Technologies Incorporated common stock
   (-0- and 883,159 shares, respectively)                                          $-                $19,815,880
Receivables                                                                         -                    101,879
Short-Term Investment Fund                                                          -                    326,907
Operating payables                                                                  -                     (4,276)
                                                                        --------------------------------------------
Total net assets                                                                   $-                $20,240,390
                                                                        ============================================

The composition of net assets of the Allegheny Technologies Disciplined Stock Fund Master Trust at December 31, 2000 and 1999 was as follows:

                                                                                    2000                  1999
                                                                         -------------------------------------------
Corporate common stock                                                          $89,911,418          $44,796,765
Short-Term Investment Fund                                                        1,415,662              589,843
Noninterest-bearing cash                                                                  -               13,151
Receivables                                                                          62,651               44,689
Operating payables                                                                 (147,875)             (28,719)
                                                                         -------------------------------------------
Total net assets                                                                $91,241,856          $45,415,729
                                                                         ===========================================

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities
                         of Allegheny Ludlum Corporation

                    Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

The composition of net assets of the Teledyne Technologies Incorporated Common Stock Master Trust at December 31, 2000 and 1999 was as follows:

                                                                                 2000                     1999
                                                                         -------------------------------------------
Teledyne Technologies Incorporated common stock
   (-0- and 248,073 shares, respectively)                                          $-                  $2,341,189
Short-Term Investment Fund                                                          -                      41,774
Receivables                                                                         -                       6,135
Operating payables                                                                  -                        (133)
                                                                         -------------------------------------------
Total net assets                                                                   $-                  $2,388,965
                                                                         ===========================================

The composition of net assets of the Water Pik Technologies, Inc. Common Stock Master Trust at December 31, 2000 and 1999 was as follows:

                                                                                 2000                  1999
                                                                         -------------------------------------------
Water Pik Technologies, Inc. common stock
   (-0- and 87,153 shares, respectively)                                           $-                    $833,401
Short-Term Investment Fund                                                          -                       2,765
Receivables                                                                         -                      11,909
Operating payables                                                                  -                         (41)
                                                                         -------------------------------------------
Total net assets                                                                   $-                    $848,034
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

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities
                         of Allegheny Ludlum Corporation

                    Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

The composition of the changes in net assets of the various master trusts is as follows:

                              FIXED INCOME MASTER TRUST        ALLIANCE EQUITY MASTER     ATI COMMON STOCK MASTER TRUST
                                                                        TRUST
                           ----------------------------------------------------------------------------------------------
                                                              YEAR ENDED DECEMBER 31
                           ----------------------------------------------------------------------------------------------
                                2000             1999            2000           1999            2000           1999
                           ----------------------------------------------------------------------------------------------
Investment income (loss):
   Interest income (loss)   $  7,954,724    $   7,765,761    $        -     $        -     $          -    $       (465)
   Realized gain (loss)
     on sale of
     investments                       -                -              -              -      (3,135,099)        387,154
   Unrealized
     depreciation in fair
     value of investments              -                -              -              -         (70,493)    (11,018,180)
   Dividends                           -                -              -              -         525,069         960,419
   Net gain (loss),
     registered invest-
     ment companies              108,612                -     (9,783,261)    15,731,932               -               -
   Net gain, common
     collective trusts           404,170          293,007              -              -          17,831          34,305
Other income (loss)                  468           18,993              -              -            (708)              -
Administrative expenses         (185,368)        (183,985)      (218,831)      (202,397)         (8,451)        (21,480)
Transfers                      1,647,278          (25,494)     2,172,578     (3,917,666)    (17,568,539)     (2,312,913)
                           ----------------------------------------------------------------------------------------------
Net increase (decrease)        9,929,884        7,868,282     (7,829,514)    11,611,869     (20,240,390)    (11,971,160)
Total net assets at
  beginning of year          134,535,520      126,667,238     58,994,234     47,382,365      20,240,390      32,211,550
                           ----------------------------------------------------------------------------------------------
Total net assets at
  end of year               $144,465,404     $134,535,520    $51,164,720    $58,994,234    $          -    $ 20,240,390
                           ==============================================================================================

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities
                         of Allegheny Ludlum Corporation

                    Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

                                ALLEGHENY TECHNOLOGIES         TELEDYNE TECHNOLOGIES      WATER PIK TECHNOLOGIES, INC.
                                DISCIPLINED STOCK FUND       INCORPORATED COMMON STOCK     COMMON STOCK MASTER TRUST
                                     MASTER TRUST                   MASTER TRUST
                             ------------------------------------------------------------------------------------------
                                                              YEAR ENDED DECEMBER 31
                             ------------------------------------------------------------------------------------------
                                 2000            1999           2000           1999           2000           1999
                             ------------------------------------------------------------------------------------------
Investment income (loss)
   Interest (loss) gain       $         -    $      (383)    $         -     $        9     $       -       $      -
   Realized (loss) gain on
     sale of investments       (3,170,594)       (58,566)      3,932,735        (21,035)      (31,941)        (3,052)
   Unrealized (depreciation)
     appreciation in fair
     value of investments      (5,302,024)     7,190,385          (2,024)      (640,748)       (1,265)       (88,259)
   Dividends                      525,391        531,414               -              -             -              -
   Net gain, common
     collective trusts            138,084         43,173           2,171            176           409             38
Other loss                              -              -          (1,379)             -          (233)             -
Administrative expenses          (414,238)      (347,043)            133           (133)           41            (41)
Transfers                      54,049,508     (5,143,710)     (6,320,601)     3,050,696      (815,045)       939,348
                             ------------------------------------------------------------------------------------------
Net increase (decrease)        45,826,127      2,215,270      (2,388,965)     2,388,965      (848,034)       848,034
Total net assets at
   beginning of year           45,415,729     43,200,459       2,388,965              -       848,034              -
                             ------------------------------------------------------------------------------------------
Total net assets at end of
   year                       $91,241,856    $45,415,729     $         -     $2,388,965     $       -       $848,034
                             ===========================================================================================

The investment contracts underlying the Fixed Income Master Trust have fully benefit-responsive features. The average yield for 2000 and 1999 for the Fixed Income Master Trust was 6.56% and 6.46%, respectively. Credited interest rates on the contracts ranged from 5.13% to 8.05% and 5.13% to 7.28% for 2000 and 1999, respectively, and are determined at contract inception.

Interest, realized and unrealized gains and losses, and management fees from the master trusts are included in the net gain from interest in Allegheny Ludlum Corporation Master Trusts on the statements of changes in net assets available for benefits.

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

5. TRANSACTIONS WITH PARTIES-IN-INTEREST

Certain plan investments are shares of mutual funds managed by Dreyfus Retirement Services. Dreyfus Retirement Services is the trustee as defined by the Plan and, therefore, these transactions qualify as party-in-interest. Trustee and investment fees paid during 2000 and 1999 were based upon customary and reasonable rates for such services.

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

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities
                         of Allegheny Ludlum Corporation

                             EIN 25-1364874 Plan 007

         Schedule H, Line 4(i)--Schedule of Assets (Held at End of Year)

                                December 31, 2000

                               DESCRIPTION                                    UNITS/SHARES         CURRENT VALUE
---------------------------------------------------------------------------------------------------------------------
Common Collective Trusts
------------------------
Dreyfus Lifestyle Growth and Income Fund*                                       13,587.452              $233,511
Short Term Investment Fund*                                                        292.700                   293
Dreyfus Lifestyle Growth Fund*                                                   7,384.230               145,486
Dreyfus Lifestyle Income Fund*                                                   5,322.468                77,580
                                                                                                ---------------------
Total common collective trusts                                                                          $456,870
                                                                                                =====================
Registered Investment Companies
-------------------------------
Dreyfus Bond Market Index Fund*:
   Interest in Dreyfus Bond Market Index                                         1,191.974              $ 11,765

Dreyfus Emerging Leaders Fund*:
   Interest in Dreyfus Emerging Leaders Fund                                    23,265.576               921,082

Dreyfus International Value Fund*:
   Interest in Dreyfus International Value Fund                                  2,446.370                39,484

MAS Midcap Growth Fund:
   Interest in MAS Midcap Growth Fund                                              756.681                18,758

 Prudential Investment Portfolios:
   Interest in Jennison Growth Fund                                                416.865                 7,487
                                                                                                ---------------------
Total registered investment companies                                                                   $998,576
                                                                                                =====================

Corporate Common Stock

Allegheny Technologies Incorporated                                             10,247.000              $162,671
Teledyne Technologies Incorporated                                               2,320.000                54,810
Water Pik Technologies, Inc.                                                       674.000                 4,718
                                                                                                ---------------------
Total Corporate Common Stock                                                                            $222,199
                                                                                                =====================

Participant notes receivable*                                                                           $171,832
                                                                                               ======================

* Party-in-interest

ALLEGHENY LUDLUM CORPORATION PERSONAL RETIREMENT
AND 401(K) SAVINGS ACCOUNT PLAN

Audited Financial Statements and Supplemental Schedule
Years ended December 31, 2000 and 1999 with Report of Independent Auditors

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

                          Audited Financial Statements
                            and Supplemental Schedule

                     Years ended December 31, 2000 and 1999




                                    CONTENTS

Report of Independent Auditors ............................................56

Audited Financial Statements

Statements of Net Assets Available for Benefits............................57
Statements of Changes in Net Assets Available for Benefits.................58
Notes to Financial Statements .............................................59


Supplemental Schedule

Schedule H, Line 4(i)--Schedule of Assets (Held at End of Year)............68

                         Report of Independent Auditors

Allegheny Technologies Incorporated

We have audited the accompanying statements of net assets available for benefits of the Allegheny Ludlum Corporation Personal Retirement and 401(k) Savings Account Plan as of December 31, 2000 and 1999, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 2000 and 1999, and the changes in its net assets available for benefits for the years then ended, in conformity with accounting principles generally accepted in the United States.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedule of assets held at end of year as of December 31, 2000 is presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and is not a required part of the financial statements. The supplemental schedule has been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                                           /s/ Ernst & Young LLP

June 1, 2001

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

                 Statements of Net Assets Available for Benefits

                                                                                DECEMBER 31
                                                                       2000                    1999
                                                                -----------------------------------------

ASSETS

Investments, at fair value:
   Interest in Allegheny Ludlum Corporation Master Trusts           $62,127,823            $67,448,143
   Interest in registered investment companies                        8,095,070              4,649,113
   Interest in common collective trusts                               8,822,190              8,621,817
   Corporate common stocks                                            5,450,485                     --
   Participant notes receivable                                       3,592,858              3,419,635
                                                                   -----------------------------------
Total investments                                                    88,088,426             84,138,708

Contributions receivable                                                     --                 11,756
Cash overdraft                                                          (45,691)                    --
Other (payables) receivables                                            (27,430)                 4,402
                                                                   -----------------------------------
Net assets available for benefits                                   $88,015,305            $84,154,866
                                                                   ===================================


See accompanying notes.

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

           Statements of Changes in Net Assets Available for Benefits

                                                                                   YEAR ENDED DECEMBER 31
                                                                                2000                    1999
                                                                          ----------------------------------------

Additions:
   Contributions:
     Employer                                                                $ 2,648,506            $ 2,664,707
     Employee                                                                  5,482,813              5,197,756
   Investment income:
     Net gain from interest in Allegheny Ludlum Corporation Master
       Trusts                                                                    146,094              4,022,816
     Net gain from interest in registered investment companies                   335,404              1,124,340
     Net (loss) gain from interest in common collective trusts                   (41,496)               803,382
     Dividend income                                                              47,706                     --
     Unrealized depreciation                                                    (808,604)                    --
     Net gain on sale of assets                                                    7,884                     --
     Interest income                                                             305,116                266,642
     Other (loss)                                                                     --                    (98)
                                                                            -----------------------------------
Total additions                                                                8,123,423             14,079,545

Deductions:
   Transfers out of Plan                                                              --                 29,199
   Distributions to participants                                               4,262,984              3,344,789
                                                                            -----------------------------------
Total deductions                                                               4,262,984              3,373,988
                                                                            -----------------------------------

Net additions                                                                  3,860,439             10,705,557
Net assets available for benefits at beginning of year                        84,154,866             73,449,309
                                                                            -----------------------------------
Net assets available for benefits at end of year                             $88,015,305            $84,154,866
                                                                            ===================================


See accompanying notes.

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

                          Notes to Financial Statements

                                December 31, 2000


1. SIGNIFICANT ACCOUNTING POLICIES

Investments are stated at fair value determined as follows:

         The Common Stock Master Trusts consist of investments in either Allegheny Technologies Incorporated, Teledyne Technologies Incorporated or Water Pik Technologies, Inc. common stock and are stated at the quoted market price as listed on the New York Stock Exchange.

         The Fixed Income Fund is stated at cost plus net earnings, which approximates market value and is provided by the Plan's trustee.

         All other funds are stated at their net asset value, based on the quoted market prices of the securities held in such funds on applicable exchanges.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. DESCRIPTION OF THE PLAN

The purpose of the Allegheny Ludlum Corporation Personal Retirement and 401(k) Savings Account Plan (the Plan) is to provide retirement benefits to eligible employees of Allegheny Ludlum Corporation (ALC) through company contributions and to encourage employee thrift by permitting eligible employees to defer a part of their compensation and contribute such deferral to the Plan. The Plan is a defined contribution plan and subject to the provisions of the Employee Retirement Income Security Act of 1974. ALC is a wholly-owned subsidiary of Allegheny Technologies Incorporated (ATI).

ALC, the Plan Sponsor, contributes to the Plan fifty cents per hour worked per eligible union employee. Unless otherwise specified by the participant, all contributions are made to the Fixed Income Fund. Such contributions are made only from current income or accumulated earnings of the Plan Sponsor.

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

Effective November 29, 1999, Allegheny Teledyne's (the Plan Sponsor) name was changed to Allegheny Technologies Incorporated. Also, the Aerospace and Electronics and Consumer segments of Allegheny Teledyne were spun off into two new freestanding public companies--Teledyne Technologies Incorporated and Water Pik Technologies, Inc. Stockholders of Allegheny Teledyne became stockholders of Teledyne Technologies Incorporated and Water Pik Technologies, Inc., thus creating two new master trusts. Participants may continue to hold interest in the two new companies until December 31, 2002, at which time these two holdings will be terminated and the assets will be transferred to one of the other plan investment options. Effective October 1, 2000, the ATI Common Stock Master Trust, Teledyne Technologies Incorporated Common Stock Master Trust, and Water Pik Technologies, Inc. Common Stock Master Trust were deunitized, enabling all participation plans to hold shares of the actual common stocks.

In conjunction with the spin-off of the Aerospace and Electronics and Consumer segments of Allegheny Teledyne into two new freestanding companies, the Plan as a holder of shares of common stock prior to the spin-off received the following distributions on November 29, 1999: one share of Water Pik Technologies, Inc. for every twenty shares held of Allegheny Teledyne and one share of Teledyne Technologies Incorporated for every seven shares held of Allegheny Teledyne. Additionally, a reverse stock split occurred on the spin-off date and resulted in one share of Allegheny Technologies Incorporated common stock for every two shares held of Allegheny Teledyne common stock.

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

3. INVESTMENTS

The following presents investments that represent 5% or more of the Plan's net assets:

                                                           DECEMBER 31
                                                      2000             1999
                                                 -------------------------------

Allegheny Technologies Disciplined Stock Fund      $ 7,874,739      $ 8,433,805
Alliance Equity Fund                                10,581,519       11,823,956
Company Stock Fund                                          --        5,273,832
Dreyfus Emerging Leaders                             6,398,297               --
Dreyfus Lifestyle Growth and Income Fund             4,991,187        5,039,736
Fixed Income Fund                                   43,671,565       41,083,204

As of December 31, 2000, the Plan is a participant in the Fixed Income Master Trust, the Alliance Equity Master Trust, and the Allegheny Technologies Disciplined Stock Fund Master Trust. During 2000, the ATI Common Stock Master Trust, Teledyne Technologies Incorporated Common Stock Master Trust, and the Water Pik Technologies, Inc. Common Stock Master Trust were reclassified as corporate common stock. The Plan's participating interests in these master trusts as of December 31, 2000 and 1999 were as follows:

                                                          2000         1999
                                                      -------------------------

Allegheny Technologies Disciplined Stock Fund
   Master Trust                                            8.63%       18.57%
Alliance Equity Master Trust                              20.68        20.04
ATI Common Stock Master Trust                                --        26.06
Fixed Income Master Trust                                 30.23        30.54
Teledyne Technologies Incorporated Common Stock
   Master Trust                                              --        25.77
Water Pik Technologies, Inc. Common Stock
   Master Trust                                              --        25.69

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

                    Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

The composition of the net assets of the Fixed Income Master Trust at December 31, 2000 and 1999 was as follows:

                                                            2000                  1999
                                                       ------------------------------------
Registered investment companies:
   Merrill Lynch Income Accumulation Fund               $  6,258,870           $         --
                                                       ------------------------------------
                                                           6,258,870                     --
Guaranteed investment contracts:
   Business Mens Assurance Company of America              2,498,807              2,497,621
   Canada Life                                             4,136,118              4,136,813
   Combined Life Insurance Company                         4,668,459              4,658,686
   GE Life and Annuity                                     5,163,549                     --
   Hartford Life Insurance Company                         5,641,680              2,000,000
   John Hancock Life Insurance Company                    11,001,797              8,328,120
   Monumental Life Insurance Company                       1,867,053              1,999,853
   New York Life Insurance Company                         3,136,760                     --
   Ohio National Life                                      4,576,017              4,577,686
   Pacific Mutual Life Insurance Company                   6,200,078              6,565,846
   Peoples Security Life Insurance Company                 6,096,623              6,474,471
   Protective Life Insurance Company                       2,012,650              2,999,471
   Pruco Pace Credit Enhanced                              7,691,842              3,062,854
   Safeco Life Insurance                                   2,998,449              3,000,504
   Security Life of Denver                                 5,131,606                     --
   Southland Life Insurance Company                               --              5,796,035
   Sun America, Inc.                                       2,998,064              3,007,834
   Transamerica Occidental                                        --             11,678,338
   United of Omaha                                         5,137,380              5,044,635
                                                       ------------------------------------
                                                          80,956,932             75,828,767

Synthetic guaranteed investment contracts:
   Caisse des Depots et Consignations                      8,950,177             11,135,225
   Peoples Security Life Insurance Company                 3,040,578              2,977,064
   Transamerica Occidental                                14,066,106             13,970,912
   Union Bank of Switzerland                               5,967,640              5,949,968
   Westdeutsche Landesbank Girozentrale                   15,715,408             17,030,049
                                                       ------------------------------------
                                                          47,739,909             51,063,218

Short-term investments                                     8,087,097              6,293,422
Accrued interest receivable                                       --              1,435,635
Receivables                                                1,191,139                     --
Other                                                        231,457                (85,522)
                                                       ------------------------------------
Total net assets                                        $144,465,404           $134,535,520
                                                       ====================================

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

                    Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

The composition of net assets of the Alliance Equity Master Trust at December 31, 2000 and 1999 was as follows:

                                                      2000            1999
                                                  ----------------------------

Investment in registered investment companies:
   Alliance Equity Fund S.A. #4 (6,616.411 and
     6,387.664 shares, respectively)              $51,215,520      $59,022,910
   Cash overdraft                                     (19,387)              --
   Operating payables                                 (31,413)         (28,676)
                                                  ----------------------------
Total net assets                                  $51,164,720      $58,994,234
                                                  ============================

The composition of net assets of the ATI Common Stock Master Trust at December 31, 2000 and 1999 was as follows:

                                                        2000          1999
                                                     ---------------------------

Allegheny Technologies Incorporated common stock
   (-0- and 883,159 shares, respectively)               $ --       $19,815,880
Receivables                                               --           101,879
Short-Term Investment Fund                                --           326,907
Operating payables                                        --            (4,276)
                                                     --------------------------
Total net assets                                        $ --       $20,240,390
                                                     ==========================

The composition of net assets of the Allegheny Technologies Disciplined Stock Fund Master Trust at December 31, 2000 and 1999 was as follows:

                                        2000                   1999
                                  ----------------------------------------

Corporate common stock               $89,911,418           $44,796,765
Short-Term Investment Fund             1,415,662               589,843
Noninterest-bearing cash                      --                13,151
Receivables                               62,651                44,689
Operating payables                      (147,875)              (28,719)
                                  ----------------------------------------
Total net assets                     $91,241,856           $45,415,729
                                  ========================================

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

                    Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

The composition of net assets of the Teledyne Technologies Incorporated Common Stock Master Trust at December 31, 2000 and 1999 was as follows:

                                                        2000           1999
                                                       -------------------------

Teledyne Technologies Incorporated common stock
   (-0- and 248,073 shares, respectively)               $ --        $2,341,189
Short-Term Investment Fund                                --            41,774
Receivables                                               --             6,135
Operating payables                                        --              (133)
                                                       -------------------------
Total net assets                                        $ --        $2,388,965
                                                       =========================

The composition of net assets of the Water Pik Technologies, Inc. Common Stock Master Trust at December 31, 2000 and 1999 was as follows:

                                                     2000             1999
                                                 -------------------------------

Water Pik Technologies, Inc. common stock
   (-0- and 87,153 shares, respectively)             $ --            $833,401
Short-Term Investment Fund                             --               2,765
Receivables                                            --              11,909
Operating payables                                     --                 (41)
                                                 -------------------------------
Total net assets                                     $ --            $848,034
                                                 ===============================

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

                    Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

The composition of the changes in net assets of the various master trusts is as follows:

                                 FIXED INCOME MASTER TRUST        ALLIANCE EQUITY MASTER TRUST       ATI COMMON STOCK MASTER TRUST
                            --------------------------------------------------------------------------------------------------------
                                                                    YEAR ENDED DECEMBER 31
                            --------------------------------------------------------------------------------------------------------
                                  2000              1999             2000             1999              2000              1999
                            --------------------------------------------------------------------------------------------------------

Investment income
(loss):
   Interest income (loss)     $  7,954,724      $  7,765,761      $        --      $        --      $         --      $       (465)
   Realized (loss) gain
     on sale of
     investments                        --                --               --               --        (3,135,099)          387,154
   Unrealized
     depreciation in
     fair value of
     investments                        --                --               --               --           (70,493)      (11,018,180)
   Dividends                            --                --               --               --           525,069           960,419
   Net gain (loss),
     registered
     investment
     companies                     108,612                --       (9,783,261)      15,731,932                --                --
   Net gain, common
     collective trusts             404,170           293,007               --               --            17,831            34,305
Other income (loss)                    468            18,993               --               --              (708)               --
Administrative expenses           (185,368)         (183,985)        (218,831)        (202,397)           (8,451)          (21,480)
Transfers                        1,647,278           (25,494)       2,172,578       (3,917,666)      (17,568,539)       (2,312,913)
                              ----------------------------------------------------------------------------------------------------
Net increase (decrease)          9,929,884         7,868,282       (7,829,514)      11,611,869       (20,240,390)      (11,971,160)
Total net assets at
   beginning of year           134,535,520       126,667,238       58,994,234       47,382,365        20,240,390        32,211,550
                              ----------------------------------------------------------------------------------------------------
Total net assets at end
   of year                    $144,465,404      $134,535,520      $51,164,720      $58,994,234      $         --      $ 20,240,390
                              ====================================================================================================

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

                    Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

                                     ALLEGHENY TECHNOLOGIES              TELEDYNE TECHNOLOGIES          WATER PIK TECHNOLOGIES, INC.
                                     DISCIPLINED STOCK FUND            INCORPORATED COMMON STOCK            COMMON STOCK MASTER
                                          MASTER TRUST                        MASTER TRUST                         TRUST
                                ----------------------------------------------------------------------------------------------------
                                                                         YEAR ENDED DECEMBER 31
                                ----------------------------------------------------------------------------------------------------
                                     2000              1999              2000              1999              2000            1999
                                ----------------------------------------------------------------------------------------------------

Investment (loss) income:
   Interest (loss) gain          $        --       $      (383)       $        --       $        9        $      --        $     --
   Realized (loss) gain on
     sale of investments          (3,170,594)          (58,566)         3,932,735          (21,035)         (31,941)         (3,052)
   Unrealized (depreciation)
     appreciation in fair
     value of investments         (5,302,024)        7,190,385             (2,024)        (640,748)          (1,265)        (88,259)
   Dividends                         525,391           531,414                 --               --               --              --
   Net gain, common
     collective trusts               138,084            43,173              2,171              176              409              38
Other loss                                --                --             (1,379)              --             (233)             --
Administrative expenses             (414,238)         (347,043)               133             (133)              41             (41)
Transfers                         54,049,508        (5,143,710)        (6,320,601)       3,050,696         (815,045)        939,348
                                 -----------       -----------        -----------       ----------        ---------        --------
Net increase (decrease)           45,826,127         2,215,270         (2,388,965)       2,388,965         (848,034)        848,034
Total net assets at
   beginning of year              45,415,729        43,200,459          2,388,965               --          848,034              --
                                 -----------       -----------        -----------       ----------        ---------        --------
Total net assets at end of
   year                          $91,241,856       $45,415,729        $        --       $2,388,965        $      --        $848,034
                                 ===========       ===========        ===========       ==========        =========        ========


The investment contracts underlying the Fixed Income Master Trust have fully benefit-responsive features. The average yield for 2000 and 1999 for the Fixed Income Master Trust was 6.56% and 6.46%, respectively. Credited interest rates on the contracts ranged from 5.13% to 8.05% and 5.13% to 7.28% for 2000 and 1999, respectively, and are determined at contract inception.

Interest, realized and unrealized gains and losses, and management fees from the master trusts are included in the net gain from interest in Allegheny Ludlum Corporation Master Trusts on the statements of changes in net assets available for benefits.

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

                    Notes to Financial Statements (continued)




4. INCOME TAX STATUS

The Plan has received a determination letter from the Internal Revenue Service
(IRS) dated November 30, 1995, stating that the Plan is qualified under Section 401(a) of the Internal Revenue Code (the Code) and, therefore, the related trust is exempt from taxation. Once qualified, the Plan is required to operate in conformity with the Code to maintain its qualification. The Plan Sponsor has indicated that it will take the necessary steps, if any, to maintain the Plan's qualified status.

5. TRANSACTIONS WITH PARTIES-IN-INTEREST

Certain plan investments are shares of mutual funds managed by Dreyfus Retirement Services. Dreyfus Retirement Services is the trustee as defined by the Plan and, therefore, these transactions qualify as party-in-interest. Trustee and investment fees paid during 2000 and 1999 were based upon customary and reasonable rates for such services.

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

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

                             EIN 25-1364894 Plan 005

         Schedule H, Line 4(i)--Schedule of Assets (Held at End of Year)

                                December 31, 2000


                                 DESCRIPTION                                       UNITS/SHARES      CURRENT VALUE
----------------------------------------------------------------------------------------------------------------------

Common Collective Trusts
------------------------
Dreyfus Lifestyle Growth and Income Fund*                                           290,424.801         $4,991,187
Short-Term Investment Fund*                                                          92,661.380             92,661
Dreyfus Lifestyle Growth Fund*                                                      157,115.656          3,095,524
Dreyfus Lifestyle Income Fund*                                                       44,100.941            642,818
                                                                                                   -------------------
Total common collective trusts                                                                          $8,822,190
                                                                                                   ===================

Registered Investment Companies
-------------------------------
Dreyfus Emerging Leaders Fund*:
   Interest in Dreyfus Emerging Leaders Fund                                        161,612.454         $6,398,237

Dreyfus International Value Fund*:
   Interest in Dreyfus International Value Fund                                      76,843.282          1,240,251

Dreyfus Bond Market Index*:
   Interest in Dreyfus Bond Market Index                                              4,873.404             48,100

MAS Midcap Growth Fund:
   Interest in MAS Midcap Growth Fund                                                13,428.835            332,901

Prudential investment Portfolios:
  Interest in Jennison Growth Fund                                                    4,208.287             75,581
                                                                                                   -------------------
Total registered investment companies                                                                   $8,095,070
                                                                                                   ===================

Corporate Common Stock:
----------------------
Allegheny Technologies Incorporated                                                 269,710.000         $4,281,646
Teledyne Technologies Incorporated                                                   44,736.000          1,056,888
Water Pik Technologies, Inc.                                                         15,993.000            111,951
                                                                                                   -------------------
Total corporate common stocks                                                                           $5,450,485
                                                                                                   ===================

Participant notes receivable*                                                                           $3,592,858
                                                                                                   ===================


*Party-in-interest

THE 401(K) PLAN
(formerly the Teledyne 401(k) Plan)

Audited Financial Statements

Years ended December 31, 2000 and 1999 with Report of Independent Auditors

                                 The 401(k) Plan
                       (formerly the Teledyne 401(k) Plan)

                          Audited Financial Statements

                     Years ended December 31, 2000 and 1999




                                    CONTENTS

Report of Independent Auditors .............................................71

Audited Financial Statements

Statements of Net Assets Available for Benefits ............................72
Statements of Changes in Net Assets Available for Benefits..................73
Notes to Financial Statements ..............................................74


Supplemental Schedule

Schedule H, Line 4(i)--Schedule of Assets (Held at End of Year).............83

                         Report of Independent Auditors

Allegheny Technologies Incorporated

We have audited the accompanying statements of net assets available for benefits of The 401(k) Plan (formerly the Teledyne 401(k) Plan) as of December 31, 2000 and 1999, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 2000 and 1999, and the changes in its net assets available for benefits for the years then ended, in conformity with accounting principles generally accepted in the United States.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental schedule of assets held at end of year as of December 31, 2000 is presented for the purpose of additional analysis and is not a required part of the basic financial statements but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                                           /s/ Ernst & Young LLP

June 1, 2001

                                 The 401(k) Plan
                       (formerly the Teledyne 401(k) Plan)

                 Statements of Net Assets Available for Benefits

                                 (000s Omitted)


                                                                             DECEMBER 31
                                                                       2000              1999
                                                                 ------------------------------------

Investments at fair value:
   Interest in Allegheny Ludlum Corporation Master Trusts              $ 62,961          $     --
   Interest in common collective investment funds                        31,017            23,023
   Interest in registered investment companies                           25,290            30,408
   Corporate common stock                                                 7,012                --
   Participant notes receivable                                           4,437             7,794
   Interest in common custom funds                                           --           221,532
                                                                 ------------------------------------
Total investments                                                       130,717           282,757

Contributions receivable                                                     --             1,215
Cash overdraft                                                              (33)               --
Other receivables                                                            33                --
Other liabilities                                                           (41)             (229)
                                                                 ------------------------------------
Net assets available for benefits                                      $130,676          $283,743
                                                                 ====================================


See accompanying notes.

                                 The 401(k) Plan
                       (formerly the Teledyne 401(k) Plan)

           Statements of Changes in Net Assets Available for Benefits

                                 (000s Omitted)


                                                                                    YEAR ENDED DECEMBER 31
                                                                                   2000                1999
                                                                                -------------------------------

Additions:
  Contributions:
    Employer                                                                    $   4,398            $  7,123
    Employee                                                                       14,559              30,317
  Interest and dividend income                                                      1,291               2,882
  Net (depreciation) appreciation in fair value of investments                     (8,356)             26,193
                                                                                -----------------------------
Total additions                                                                    11,892              66,515

Deductions:
  Transfers out of (in to) Plan                                                   138,785              (6,298)
  Distributions to participants                                                    26,120              33,887
  Other, net                                                                           54                (461)
                                                                                -----------------------------
Total deductions                                                                  164,959              27,128
                                                                                -----------------------------

Net (deductions) additions                                                       (153,067)             39,387
Net assets available for benefits at beginning of year                            283,743             244,356
                                                                                -----------------------------
Net assets available for benefits at end of year                                $ 130,676            $283,743
                                                                                =============================


See accompanying notes.

                                 The 401(k) Plan
                       (formerly the Teledyne 401(k) Plan)

                          Notes to Financial Statements

                                December 31, 2000


1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements of The 401(k) Plan ("the Plan") have been prepared on an accrual basis. Effective April 1, 2000, the Plan changed its name to The 401(k) Plan.

VALUATION OF INVESTMENTS

The common collective funds are stated at their unit values established for each fund at each valuation date, which fluctuate with the value of the assets in the fund. Effective October 1, 2000, units of the Allegheny Technologies Incorporated ("Allegheny Technologies"), Teledyne Technologies Incorporated ("Teledyne Technologies") and Water Pik Technologies, Inc. ("Water Pik Technologies") stock funds were deunitized, enabling the funds to hold actual common shares of the respective companies. All other funds of the Plan are stated at their net asset value, based on the quoted market prices of the securities held in such funds on applicable exchanges.

ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                                Reclassifications

Certain financial information for the year ended December 31, 1999 has been reclassified to conform with the financial statement presentation for the year ended December 31, 2000. These reclassifications did not impact total net assets available for benefits.

                                 The 401(k) Plan
                       (formerly the Teledyne 401(k) Plan)

                    Notes to Financial Statements (continued)


2. DESCRIPTION OF THE PLAN

The Plan is a defined contribution plan available to employees of eligible Allegheny Technologies subsidiaries and divisions ("companies"). The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. Allegheny Ludlum Corporation is a wholly-owned subsidiary of Allegheny Technologies Incorporated.

Participants can defer between 1% and 15%, subject to Internal Revenue Code limitations, of their eligible wages and contribute them to the Plan. Qualifying employee contributions are partially matched by Allegheny Technologies up to a maximum of $1,000 annually for each participant.

Separate accounts are maintained by the Plan Sponsor for each participating employee. Trustee fees and asset management fees charged for the administration of all funds are charged against net assets available for benefits of the respective fund. Certain other expenses of administering the Plan are paid by the Plan Sponsor.

Active employees can borrow up to 50% of their vested account balances. The loan amounts are further limited to a minimum of $500 and a maximum of $50,000, and an employee can have no more than three loans outstanding at any given time. Interest rates are determined based on commercially accepted criteria, and payment schedules vary based on the type of the loan and payment frequency to the employer. Loans may be prepaid in full or in part at any time. The participant may choose the loan repayment period which should not exceed five years, except primary residence loans, which can be repaid over periods up to 180 months. Payments are generally made by payroll deductions.

In the event that the Plan is partially or completely terminated, or the Plan Sponsor permanently discontinues making contributions, all amounts credited to the accounts of affected participants become fully vested and nonforfeitable.

                                 The 401(k) Plan
                       (formerly the Teledyne 401(k) Plan)

                    Notes to Financial Statements (continued)


2. DESCRIPTION OF THE PLAN (CONTINUED)

Effective November 29, 1999, Allegheny Teledyne Incorporated's name was changed to Allegheny Technologies Incorporated. Also, the Aerospace and Electronics and Consumer segments of Allegheny Teledyne were spun off into two new freestanding public companies--Teledyne Technologies Incorporated and Water Pik Technologies, Inc. As a result of this spin-off, changes were made to the Allegheny Teledyne Incorporated Stock Fund within The 401(k) Plan. The name of the stock fund was changed from the Allegheny Teledyne Incorporated Stock Fund to the Allegheny Technologies Incorporated Stock Fund. In addition, stockholders of the Allegheny Technologies Incorporated Stock Fund became stockholders of Teledyne Technologies and Water Pik Technologies. The Plan includes two new common stock funds--the Teledyne Technologies Incorporated Stock Fund and the Water Pik Technologies, Inc. Stock Fund. Participants in The 401(k) Plan may continue to hold interests in the Teledyne Technologies and Water Pik Technologies stock funds until December 31, 2002, at which time these two stock funds will be terminated and the assets transferred to one of the other plan investment options. Additionally, no new purchases of Teledyne Technologies and Water Pik Technologies are permitted as of April 1, 2001.

The Plan was amended effective November 29, 1999 to operate as a "Multiple Employer Plan," comprised of the Allegheny Technologies Incorporated Plan, the Teledyne Technologies Incorporated Plan and the Water Pik Technologies, Inc. Plan.

Effective April 1, 2000, Teledyne Technologies and Water Pik Technologies each established their own 401(k) plans. The Plan was amended on that date to operate as a "Single Employer Plan". Approximately $138.8 million in assets attributable to the employees of Teledyne Technologies and Water Pik Technologies were transferred to each respective 401(k) plan.

The two new companies are responsible for their own recordkeeping and plan administration. Different investment opportunities for the three company stock funds are available to plan participants based upon which company employed the participant after the spin-off.

On January 1, 1999, the salaried employees of Oregon Metallurgical Corporation became eligible to participate in the Plan. As a result of the plan merger, during 1999, approximately $6.3 million in net assets were transferred to the Plan.

Effective October 1, 2000, the Plan changed its trustee from Merrill Lynch Retirement Services to Dreyfus Retirement Services.

                                 The 401(k) Plan
                       (formerly the Teledyne 401(k) Plan)

                    Notes to Financial Statements (continued)


2. DESCRIPTION OF THE PLAN (CONTINUED)

Further information about the Plan, including eligibility, vesting, contributions, and withdrawals, is contained in the Summary Plan Description. Copies of this Summary Plan Description are available from the Allegheny Technologies Personnel and Compensation Committee.

3. INVESTMENTS

The following presents investments that represent 5% or more of the Plan's net assets (000s omitted).

                                                              DECEMBER 31
                                                           2000          1999
                                                         ----------------------

Dreyfus LifeStyle Growth & Income Fund                    $20,858      $     --
Dreyfus LifeStyle Growth Fund                               8,458            --
Allegheny Technologies Disciplined Stock Fund              51,301            --
Fixed Income Master Trust                                  11,498            --
Prudential Jennison Growth Fund, Class A shares            11,429            --
Income Accumulation Fund                                       --        23,023
Pioneer Growth Fund                                            --        30,408
S&P 500 Stock Fund                                             --       130,527
LifePath 2020 Fund                                             --        33,305

                                 The 401(k) Plan
                       (formerly the Teledyne 401(k) Plan)

                    Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

As of December 31, 2000, the Plan is a participant in the Fixed Income Master Trust, the Alliance Equity Master Trust and the Allegheny Technologies Disciplined Stock Fund Master Trust. The Plan's participating interests in these master trusts as of December 31, 2000 were as follows:

       Allegheny Technologies Disciplined Stock Fund Master Trust        56.23%
       Fixed Income Master Trust                                          7.96
       Alliance Equity Master Trust                                       0.32

The composition of the net assets of the Fixed Income Master Trust at December 31, 2000 was as follows:

       Registered investment companies:
          Merrill Lynch Income Accumulation Fund              $ 6,258,870
                                                           -----------------
                                                                6,258,870
       Guaranteed investment contracts:
          Business Mens Assurance Company of America            2,498,807
          Canada Life                                           4,136,118
          Combined Life Insurance Company                       4,668,459
          GE Life and Annuity                                   5,163,549
          Hartford Life Insurance Company                       5,641,680
          John Hancock Life Insurance Company                  11,001,797
          Monumental Life Insurance Company                     1,867,053
          New York Life Insurance Company                       3,136,760
          Ohio National Life                                    4,576,017
          Pacific Mutual Life Insurance Company                 6,200,078
          Peoples Security Life Insurance Company               6,096,623
          Protective Life Insurance Company                     2,012,650
          Pruco Pace Credit Enhanced                            7,691,842
          Safeco Life Insurance                                 2,998,449
          Security Life of Denver                               5,131,606
          Southland Life Insurance Company                              -
          Sun America, Inc.                                     2,998,064
          Transamerica Occidental                                       -
          United of Omaha                                       5,137,380
                                                           -----------------
                                                               80,956,932

                                 The 401(k) Plan
                       (formerly the Teledyne 401(k) Plan)

                    Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

       Synthetic guaranteed investment contracts:
          Caisse des Depots et Consignations                       8,950,177
          Peoples Security Life Insurance Company                  3,040,578
          Transamerica Occidental                                 14,066,106
          Union Bank of Switzerland                                5,967,640
          Westdeutsche Landesbank Girozentrale                    15,715,408
                                                              -----------------
                                                                  47,739,909

       Temporary short-term investments                            8,087,097
       Receivables                                                 1,191,139
       Other                                                         231,457
                                                              -----------------
       Total net assets                                         $144,465,404
                                                              =================

The composition of net assets of the Alliance Equity Master Trust at December 31, 2000 was as follows:

       Investment in registered investment companies:

          Alliance Equity Fund S.A. #4 (6,616.411 shares)        $51,215,520
          Cash overdraft                                             (19,387)
          Operating payables                                         (31,413)
                                                                -------------
       Total net assets                                          $51,164,720
                                                                =============

The composition of net assets of the Allegheny Technologies Disciplined Stock Fund Master Trust at December 31, 2000 was as follows:

       Corporate common stock                                    $89,911,418
       Short-Term Investment Fund                                  1,415,662
       Receivables                                                    62,651
       Operating payables                                           (147,875)
                                                               --------------
       Total net assets                                          $91,241,856
                                                               ==============

                                 The 401(k) Plan
                       (formerly the Teledyne 401(k) Plan)

                    Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

The composition of the changes in net assets of the various master trusts was as follows:

                                                              FIXED INCOME         ALLIANCE EQUITY         ATI COMMON STOCK
                                                              MASTER TRUST           MASTER TRUST            MASTER TRUST
                                                             -------------------------------------------------------------
                                                                             YEAR ENDED DECEMBER 31, 2000
                                                             -------------------------------------------------------------

Investment income (loss):
   Interest income                                            $  7,954,724             $        --            $         --
   Realized (loss) on sale of investments                               --                      --              (3,135,099)
   Unrealized depreciation in fair value of
     investments                                                        --                      --                 (70,493)
   Dividends                                                            --                      --                 525,069
   Net gain (loss), registered investment companies                108,612              (9,783,261)                     --
   Net gain, common collective trusts                              404,170                      --                  17,831
Other income                                                           468                      --                    (708)
Administrative expenses                                           (185,368)               (218,831)                 (8,451)
Transfers                                                        1,647,278               2,172,578             (17,568,539)
                                                             -------------------------------------------------------------
Net increase (decrease)                                          9,929,884              (7,829,514)            (20,240,390)
Total net assets at beginning of year                          134,535,520              58,994,234              20,240,390
                                                             -------------------------------------------------------------
Total net assets at end of year                               $144,465,404             $51,164,720            $         --
                                                             =============================================================

                                 The 401(k) Plan
                       (formerly the Teledyne 401(k) Plan)

                    Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

                                                           ALLEGHENY             TELEDYNE              WATER PIK
                                                         TECHNOLOGIES          TECHNOLOGIES        TECHNOLOGIES, INC.
                                                      DISCIPLINED STOCK     INCORPORATED COMMON       COMMON STOCK
                                                      FUND MASTER TRUST     STOCK MASTER TRUST        MASTER TRUST
                                                   ------------------------------------------------------------------
                                                                    YEAR ENDED DECEMBER 31, 2000
                                                   ------------------------------------------------------------------

Investment income (loss):
   Realized (loss) gain on sale of investments          $ (3,170,594)           $ 3,932,735              $ (31,941)
   Unrealized depreciation in fair value of
     investments                                          (5,302,024)                (2,024)                (1,265)
   Dividends                                                 525,391                     --                     --
   Net gain, common collective trusts                        138,084                  2,171                    409
Other loss                                                        --                 (1,379)                  (233)
Administrative expenses                                     (414,238)                   133                     41
Transfers                                                 54,049,508             (6,320,601)              (815,045)
                                                        ----------------------------------------------------------
Net increase (decrease)                                   45,826,127             (2,388,965)              (848,034)
Total net assets at beginning of year                     45,415,729              2,388,965                848,034
                                                        ----------------------------------------------------------
Total net assets at end of year                         $ 91,241,856            $        --              $      --
                                                        ==========================================================


The investment contracts underlying the Fixed Income Master Trust have fully benefit-responsive features. The average yield for 2000 for the Fixed Income Master Trust was 6.56%. Credited interest rates on the contracts ranged from 5.13% to 8.05% for 2000, and are determined at contract inception.

Interest, realized and unrealized gains and losses, and management fees from the master trusts are included in the net gain (loss) from interest in Allegheny Ludlum Corporation Master Trusts on the statements of changes in net assets available for benefits.

                                 The 401(k) Plan
                       (formerly the Teledyne 401(k) Plan)

                    Notes to Financial Statements (continued)


4. INCOME TAX STATUS

The Plan has received a determination letter from the Internal Revenue Service
(IRS) dated December 2, 1997, stating that the Plan is qualified under Section 401(a) of the Internal Revenue Code (the Code) and, therefore, the related trust is exempt from taxation. Once qualified, the Plan is required to operate in conformity with the Code to maintain its qualification. The Plan was amended subsequent to the IRS determination letter. The plan administrator believes that the Plan is being operated in compliance with the applicable requirements of the Code and, therefore, believes that the Plan is qualified and the related trust is tax-exempt.

5. PARTIES-IN-INTEREST

Certain plan investments are shares of mutual funds managed by Dreyfus Retirement Services. Dreyfus Retirement Services is the trustee as defined by the Plan and, therefore, these transactions qualify as party-in-interest. Trustee and investment fees paid during 2000 were based upon customary and reasonable rates for such services. Trustee and investment fees paid during 1999 to Merrill Lynch were also based upon customary and reasonable rates for such services.

In conjunction with the spin-offs of the Aerospace and Electronics and Consumer segments of Allegheny Teledyne into two new freestanding companies on November 29, 1999 (see Note 2), the Plan as a holder of shares of common stock prior to the spin-off received shares of the two new freestanding companies. Additionally, a reverse stock split occurred on the spin-off date (see Note 2).

                                 The 401(k) Plan
                       (formerly the Teledyne 401(k) Plan)

                             EIN 95-2282626 Plan 098

         Schedule H, Line 4(i)--Schedule of Assets (Held at End of Year)

                                December 31, 2000
                                 (000s Omitted)
                        Except for unit/share information

                           INVESTMENT DESCRIPTION                                UNITS/SHARES           CURRENT VALUE
------------------------------------------------------------------------------------------------------------------------

Interest in common collective investment funds:
   Dreyfus LifeStyle Growth & Income Fund*                                       1,213,691.465                $20,858
   Dreyfus LifeStyle Growth Fund*                                                  429,296.653                  8,458
   Dreyfus LifeStyle Income Fund*                                                  113,691.730                  1,657
   Short-term investment*                                                           43,750.350                     44
                                                                                                          --------------
                                                                                                              $31,017
                                                                                                          ==============

Interest in registered investment companies:
   Dreyfus Bond Market Index Fund*                                                 480,539.130                $ 4,743
   Dreyfus Emerging Leaders Fund*                                                   10,434.120                    413
   Dreyfus Growth & Value International Fund*                                      229,411.310                  3,703
   MAS Mid Cap Growth Fund, Institutional Shares                                   201,214.967                  4,988
   Dreyfus 100% U.S. Treasury Money Market Fund                                     14,025.480                     14
   Prudential Jennison Growth Fund, Class A Shares                                 636,342.285                 11,429
                                                                                                          --------------
                                                                                                              $25,290
                                                                                                          ==============

Interest in Allegheny Ludlum Corporation Master Trusts:
   Allegheny Technologies Disciplined Stock Fund                                 1,204,835.268                $51,301
   Alliance Capital Growth Stock Fund                                               10,971.730                    162
   Allegheny Ludlum Corporation GIC master trust                                   862,918.877                 11,498
                                                                                                          --------------
                                                                                                              $62,961
                                                                                                          ==============

Interest in corporate common stocks:
   Allegheny Technologies Incorporated common stock*                               334,360.000                $ 5,308
   Teledyne Technologies Incorporated common stock *                                65,198.000                  1,540
   Water Pik Technologies, Inc. common stock*                                       23,339.000                    164
                                                                                                          --------------
                                                                                                              $ 7,012
                                                                                                          ==============

Participant loans*                                                                                            $ 4,437
                                                                                                          ==============

* Party-in-interest

OREGON METALLURGICAL CORPORATION SAVINGS PLAN

Audited Financial Statements and Supplemental Schedules
Years ended December 31, 2000 and 1999 with Report of Independent Auditors

                  Oregon Metallurgical Corporation Savings Plan

                          Audited Financial Statements
                           and Supplemental Schedules

                     Years ended December 31, 2000 and 1999




                                    CONTENTS

Report of Independent Auditors ..............................................86

Audited Financial Statements

Statements of Net Assets Available for Benefits .............................87
Statements of Changes in Net Assets Available for Benefits ..................88
Notes to Financial Statements ...............................................89


Supplemental Schedules

Schedule H, Line 4i--Schedule of Assets (Held at End of Year) ...............97
Schedule H, Line 4j--Schedule of Reportable Transactions ....................98

                         Report of Independent Auditors

To the Plan Administrator and Plan Participants
Oregon Metallurgical Corporation Savings Plan

We have audited the accompanying statements of net assets available for benefits of Oregon Metallurgical Corporation Savings Plan as of December 31, 2000 and 1999, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 2000 and 1999, and the changes in its net assets available for benefits for the years then ended in conformity with accounting principles generally accepted in the United States.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental schedules of assets held at end of year as of December 31, 2000, and reportable transactions for the year then ended, are presented for the purpose of additional analysis and are not a required part of the financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These supplemental schedules are the responsibility of the Plan's management. The supplemental schedules have been subjected to the auditing procedures applied in the audits of the financial statements and, in our opinion, are fairly stated in all material respects in relation to the financial statements taken as a whole.

                                                           /s/ Ernst & Young LLP

May 24, 2001

                  Oregon Metallurgical Corporation Savings Plan

                 Statements of Net Assets Available for Benefits

                                                         DECEMBER 31
                                                 2000                  1999
                                            ----------------------------------

ASSETS

Cash                                            $    47,338     $   186,433
Investments, at fair value                       15,806,419      14,647,725
Receivables:
   Employer's matching contribution                 103,554         119,857
   Employer's share-per-day contribution            803,829         904,368
   Interest/dividends                                 7,554           8,934
                                            ----------------------------------
Total assets                                     16,768,694      15,867,317

LIABILITIES
Payable to affiliated plan                          (18,039)        (16,522)
Other                                                  (263)             --
                                            ----------------------------------
Net assets available for benefits               $16,750,392     $15,850,795
                                            ==================================


See accompanying notes.

                  Oregon Metallurgical Corporation Savings Plan

           Statements of Changes in Net Assets Available for Benefits

                                                               YEAR ENDED DECEMBER 31
                                                                2000             1999
                                                          --------------------------------
Additions:
   Additions to net assets attributed to:
     Contributions:
       Participants' pretax wage reductions                 $ 1,065,170      $ 1,168,499
       Employer's matching contribution                         109,021          119,857
       Employer's share-per-day contribution                    803,829          921,273
                                                          --------------------------------
     Total contributions                                      1,978,020        2,209,629

   Investment income (loss):
     Dividend and interest income                             1,639,922        1,018,183
     Net depreciation in fair value of investments           (1,741,822)      (1,282,484)
                                                          --------------------------------
   Total investment loss                                       (101,900)        (264,301)
                                                          --------------------------------
Total additions                                               1,876,120        1,945,328

Deductions:
   Benefits paid to participants                               (895,642)      (1,448,626)
   Transfer to affiliated plan                                       --       (6,298,062)
   Other                                                        (80,881)              --
                                                          --------------------------------
Net increase (decrease)                                         899,597       (5,801,360)

Net assets available for benefits:
   Beginning of year                                         15,850,795       21,652,155
                                                          --------------------------------
   End of year                                              $16,750,392      $15,850,795
                                                          ================================


See accompanying notes.

                  Oregon Metallurgical Corporation Savings Plan

                          Notes to Financial Statements

                                December 31, 2000


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

Effective November 29, 1999, ATI's (the Plan Sponsor) name was changed to Allegheny Technologies Incorporated (new ATI). In addition, two segments of the former ATI were spun off into two new freestanding public companies, Teledyne Technologies Incorporated and Water Pik Technologies, Inc. In conjunction with the spin-off, holders of the former ATI stock received the following distribution on November 29, 1999: one share of Water Pik Technologies, Inc. for every twenty shares held of the former ATI shares and one share of Teledyne Technologies Incorporated for every seven shares held of the former ATI shares. A reverse stock split also occurred on November 29, 1999 in connection with the spin-off and resulted in one share of the new ATI shares for every two shares held of the former ATI shares.

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

CONTRIBUTIONS

         Salary Reduction and Matching Contributions--Each year, participants may contribute up to 15%, subject to Internal Revenue Code limitations, of pretax annual compensation, as defined in the Plan. Participants may also contribute amounts representing distributions from other qualified defined benefit or defined contribution plans. During 2000 and 1999, the matching contribution was 25% of the first 3% of a participant's eligible compensation limited to the respective participant's salary reduction contribution.

                  Oregon Metallurgical Corporation Savings Plan

1. PLAN DESCRIPTION (CONTINUED)

CONTRIBUTIONS (CONTINUED)

         Equity Contributions--During 2000 and 1999, the equity contribution was .0625 shares of ATI or new ATI common stock as the case may be, for each regular hour worked by the hourly employees subject to collective bargaining agreements.

         Company Voluntary Contributions--Each year the Company may contribute a supplemental Company contribution in an amount to be determined by the discretion of the Board of Directors. These contributions are subject to certain provisions of the Plan. There were no Company voluntary contributions in 2000 and 1999.

PARTICIPANT ACCOUNTS

Each participant's account is credited with the participant's contributions and allocations of (a) the Company's matching, equity and discretionary contributions and (b) plan earnings. A participant is entitled to the total benefit which can be provided from the account, subject to the Plan's vesting provisions.

VESTING

Participants are immediately vested in their salary reduction and equity contributions plus actual earnings thereon. Vesting in the Company's matching and discretionary contribution portion of their accounts plus actual earnings thereon is based on years of service. A participant is 100% vested after five years of credited service.

LOANS TO PARTICIPANTS

Active participants may borrow from their participant accounts a minimum of $1,000 up to a maximum of the lesser of (i) $50,000, reduced by the amount of all loans made to the participant during the twelve-month period prior to the loan being made, or (ii) 50% of the vested balance of the participant's salary reduction contribution, company discretionary contribution, matching contribution, equity contribution, and voluntary contribution accounts. Loan payments are credited to participant-directed funds in accordance with participant contribution instructions. Loan terms range from one to five years or up to ten years for the purchase of a primary residence. The loans are secured by the balance in the participant's account and bear interest at a rate commensurate with local prevailing rates as determined quarterly by the plan administrator. Principal and interest are paid ratably through monthly payroll deductions.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

3. INVESTMENTS

The following presents investments that represent 5% or more of the Plan's net assets:

                                                               DECEMBER 31
                                                          2000            1999
                                                       -------------------------

Allegheny Technologies Incorporated common stock*      $2,859,516     $3,484,868
Columbia Special Fund                                   2,622,904      2,332,529
Columbia Common Stock Fund                              2,482,389      2,443,321
Columbia Balanced Fund                                  2,075,674      1,715,872
Teledyne Technologies Incorporated common stock*          880,456        418,821
Columbia International Stock Fund                         827,807        857,280

*Nonparticipant-directed

The Plan's investments (including investments bought, sold and held during the year) appreciated (depreciated) in value during 2000 and 1999 as follows:

                                                       YEAR ENDED DECEMBER 31
                                                         2000           1999
                                                    ----------------------------

Mutual funds                                         $(1,303,906)   $ 1,070,930
Allegheny Technologies Incorporated common stock        (981,557)    (2,386,511)
Teledyne Technologies Incorporated common stock          581,503          7,916
Water Pik Technologies, Inc. common stock                (37,862)        25,181
                                                    ----------------------------
                                                     $(1,741,822)   $(1,282,484)
                                                    ============================

                  Oregon Metallurgical Corporation Savings Plan

3. INVESTMENTS (CONTINUED)

Information about the net assets and the significant components of the changes in net assets relating to the nonparticipant-directed investments is as follows:

                                                                        DECEMBER 31
                                                                        -----------
                                                     2000                                          1999
                             -----------------------------------------------------------------------------------------------
                                  ALLEGHENY        TELEDYNE      WATER PIK       ALLEGHENY        TELEDYNE      WATER PIK
                                TECHNOLOGIES     TECHNOLOGIES   TECHNOLOGIES,    TELEDYNE       TECHNOLOGIES   TECHNOLOGIES,
                                INCORPORATED     INCORPORATED    INC. COMMON   INCORPORATED     INCORPORATED   INC. COMMON
                                COMMON STOCK     COMMON STOCK      STOCK       COMMON STOCK     COMMON STOCK      STOCK
                                --------------------------------------------------------------------------------------------

          ASSETS

Cash                             $   27,842        $     --       $    --       $   80,695        $     --       $     --
Investments, at fair value        2,859,516         880,456        92,295        3,484,868         418,821        148,571
Receivables:
   Employer's matching
     contributions                  803,829              --            --          119,857              --             --
   Employer's
     share-per-day
     contribution                   103,554              --            --          904,368              --             --
   Interest/dividends                    --              --            --            8,575              --             --
                                 ----------------------------------------------------------------------------------------
Total assets                      3,794,741         880,456        92,295        4,598,363         418,821        148,571

        LIABILITIES

Payable to affiliated plan          (18,039)             --            --          (16,522)             --             --
Other                                  (280)             28             2               --              --             --
                                 ----------------------------------------------------------------------------------------
Net assets available for
   benefits                      $3,776,422        $880,484       $92,297       $4,581,841        $418,821       $148,571
                                 ========================================================================================

                 Oregon Metallurgical Corporation Savings Plan

3. INVESTMENTS (CONTINUED)

                                                                               DECEMBER 31
                                                          2000                                             1999
                                    ----------------------------------------------------------------------------------------------
                                                                        NONPARTICIPANT-DIRECTED
                                    ----------------------------------------------------------------------------------------------
                                        ALLEGHENY       TELEDYNE        WATER PIK       ALLEGHENY        TELEDYNE      WATER PIK
                                      TECHNOLOGIES    TECHNOLOGIES    TECHNOLOGIES,   TECHNOLOGIES     TECHNOLOGIES  TECHNOLOGIES,
                                      INCORPORATED    INCORPORATED    INC. COMMON     INCORPORATED     INCORPORATED   INC. COMMON
                                      COMMON STOCK    COMMON STOCK      STOCK         COMMON STOCK     COMMON STOCK      STOCK
                                    ---------------------------------------------------------------------------------------------
Additions:
   Additions to net assets
   attributed to:
     Contributions:
       Employer's matching
         contribution                  $  103,554       $    428       $     39       $   119,857       $     --       $     --
       Employer's share-per-day
         contribution                     803,829          1,161            121           921,081            132             60
                                       ----------------------------------------------------------------------------------------
     Total contributions                  907,383          1,589            160         1,040,938            132             60

   Investment income (loss):
     Dividend and interest income         148,473             --             --           233,188             --             --
     Net (depreciation)
       appreciation in fair value
       of investments                    (981,557)       581,503        (37,862)       (2,386,511)         7,916         25,181
                                       ----------------------------------------------------------------------------------------
   Total investment (loss) income        (833,084)       581,503        (37,862)       (2,153,323)         7,916         25,181
                                       ----------------------------------------------------------------------------------------
Total additions                            74,299        583,092        (37,702)       (1,112,385)         8,048         25,241

Deductions:
   Benefits paid to participants         (201,622)       (43,753)        (6,193)         (649,850)        (1,249)          (390)
                                       ----------------------------------------------------------------------------------------
(Decrease) increase prior to
   transfers                             (127,323)       539,339        (43,895)       (1,762,235)         6,799         24,851

Transfers:
   Transfers to affiliated plan                --             --             --        (3,272,584)            --             --
   Stock transfer                              --             --             --          (541,828)       416,682        125,146
   Participant-directed transfers        (678,096)       (77,676)       (12,379)       (1,155,898)        (4,660)        (1,426)
                                       ----------------------------------------------------------------------------------------
Net (decrease) increase                  (805,419)       461,663        (56,274)       (6,732,545)       418,821        148,571

Net assets available for benefits:

   Beginning of year                    4,581,841        418,821        148,571        11,314,386             --             --
                                       ----------------------------------------------------------------------------------------
   End of year                         $3,776,422       $880,484       $ 92,297       $ 4,581,841       $418,821       $148,571
                                       ========================================================================================

                 Oregon Metallurgical Corporation Savings Plan

4. TRANSACTIONS WITH RELATED PARTIES

Certain legal and accounting fees, and administrative fees are paid by the Company. The Plan holds 180,127 shares, 37,268 shares, and 13,185 shares, respectively, of new ATI, Teledyne Technologies Incorporated and Water Pik Technologies, Inc., shares of common stock at December 31, 2000.

5. INCOME TAX STATUS

The Plan has received a determination letter from the Internal Revenue Service
(IRS) dated February 4, 1997, stating that the Plan is qualified under Section 401(a) of the Internal Revenue Code (the Code) and, therefore, the related trust is exempt from taxation. Once qualified, the Plan is required to operate in conformity with the Code to maintain its qualification. The Plan has been amended since the date of the determination letter. The plan administrator believes the Plan is being operated in compliance with the applicable requirements of the Code and, therefore, believes that the Plan is qualified and the related trust is tax-exempt.

6. PLAN TERMINATION

Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA. In the event of plan termination, participants will become 100% vested in their accounts.

7. RECONCILIATION OF FINANCIAL STATEMENTS TO FORM 5500

The following is a reconciliation of net assets available for benefits per the financial statements to the Form 5500:

                                                                                      DECEMBER 31
                                                                               2000                 1999
                                                                         ------------------------------------

Net assets available for benefits per the financial statements              $16,750,392         $15,850,795
Amounts allocated to withdrawing participants                                   (16,444)            (12,480)
                                                                         ------------------------------------
Net assets available for benefits per the Form 5500                         $16,733,948         $15,838,315
                                                                         ====================================

                 Oregon Metallurgical Corporation Savings Plan

7. RECONCILIATION OF FINANCIAL STATEMENTS TO FORM 5500 (CONTINUED)

The following is a reconciliation of benefits paid to participants per the financial statements to the Form 5500:

                                                                                    YEAR ENDED
                                                                                    DECEMBER 31
                                                                                        2000
                                                                                    -----------

Benefits paid to participants per the financial statements                           $895,642
Add: Amounts allocated to withdrawing participants at December 31, 2000                16,444
Deduct: Amounts allocated to withdrawing participants at December 31, 1999            (12,480)
                                                                                     --------
Benefits paid to participants per the Form 5500                                      $899,606
                                                                                     ========


Amounts allocated to withdrawing participants are recorded on the Form 5500 for requests for benefit payments that have been processed and approved for payment prior to December 31 but not yet paid as of that date.

                  Oregon Metallurgical Corporation Savings Plan

                             EIN 93-0448167 Plan 004

          Schedule H, Line 4i--Schedule of Assets (Held at End of Year)

                                December 31, 2000

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

           Columbia Funds:
              U.S. Government                       45,728 shares                     NR                $   382,288
              Balanced Fund                         90,404 shares                     NR                  2,075,674
              Fixed Income Fund                     27,298 shares                     NR                    354,057
              Common Stock Fund                    101,988 shares                     NR                  2,482,389
              International Stock Fund              56,047 shares                     NR                    827,807
              Special Fund                         100,920 shares                     NR                  2,622,904
              Real Estate Equity Fund               28,731 shares                     NR                    513,998
              Growth Fund                           19,490 shares                     NR                    780,971
              Small Cap Fund                         4,917 shares                     NR                    127,205

           Victory Institutional Money Market
              Fund                                  47,338 shares               $   47,338                   47,338

    *      Allegheny Technologies Incorporated
              Common Stock                         180,127 shares                5,281,314                2,859,516

    *      Teledyne Technologies Incorporated
              Common Stock                          37,268 shares                  443,578                  880,456

    *      Water Pik Technologies, Inc.
              Common Stock                          13,185 shares                  134,636                   92,295

           Participant loans                        5.88% to 7.37%                      --                1,806,859
                                                                                                        -----------
                                                                                                        $15,853,757
                                                                                                        ===========


*Party-in-interest to the Plan
NR--Not required

                  Oregon Metallurgical Corporation Savings Plan

                             EIN 93-0448167 Plan 004

            Schedule H, Line 4j--Schedule of Reportable Transactions

                          Year ended December 31, 2000


                                                                           EXPENSE                    CURRENT
                                                                          INCURRED                    VALUE ON
   IDENTITY OF                                   PURCHASE     SELLING       WITH         COST OF    TRANSACTION  NET GAIN OR
 PARTY INVOLVED       DESCRIPTION OF ASSET         PRICE       PRICE     TRANSACTION      ASSET         DATE        (LOSS)
------------------------------------------------------------------------------------------------------------------------------
       (a)                     (b)                  (c)         (d)          (f)           (g)          (h)          (i)

Category (iii)--Series of transactions in excess of 5% of plan assets
---------------------------------------------------------------------

Key Trust         Victory Institutional Money
                    Market Fund                    $856,700    $     --      $ --        $856,700      $856,700       $ --
                  Victory Institutional Money
                    Market Fund                          --     900,620        --         900,620       900,620         --


There were no Category (i), (ii) or (iv) transactions during the year ended December 31, 2000.

Column (e) was not used.

         "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" of Part IV of the 2000 Form 10-K is hereby amended and restated in its entirety to read as follows:

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

(A)  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

(1) FINANCIAL STATEMENTS

         (A) The following consolidated financial statements included on pages 27 to 48 of the 2000 Annual Report are incorporated herein by reference:

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

         Consolidated Statements of Stockholders' Equity - Years Ended December 31, 2000, 1999 and 1998

         Report of Ernst & Young LLP, Independent Auditors

         Notes to Consolidated Financial Statements

         (B) The following financial statements for the plans listed below are filed with this Amendment No. 1 under Item 8 of Part II:

         (i) Allegheny Technologies Retirement Savings Plan (formerly the Allegheny Ludlum Retirement Savings Plan)


         Report of Independent Auditors
         Statement of Net Assets Available for Benefits at December 31, 2000 and December 31, 1999
         Statement of Changes in Net Assets Available for Benefits, Year Ended December 31, 2000 and December 31, 1999
         Notes to Financial Statements

         (ii) 401(k) Savings Account Plan for Employees of the Washington Plate Plant (formerly the 401(k) Savings Account Plan for Employees of the Washington Plant)


         Report of Independent Auditors
         Statement of Net Assets Available for Benefits at December 31, 2000 and December 31, 1999
         Statement of Changes in Net Assets Available for Benefits, Year Ended December 31, 2000 and December 31, 1999
         Notes to Financial Statements

                  (iii) Savings and Security Plan of the Lockport and Waterbury Facilities of Allegheny Ludlum Corporation

         Report of Independent Auditors
         Statement of Net Assets Available for Benefits at December 31, 2000 and December 31, 1999
         Statement of Changes in Net Assets Available for Benefits, Year Ended December 31, 2000 and December 31, 1999
         Notes to Financial Statements

                  (iv) Allegheny Ludlum Corporation Personal Retirement and 401(k) Savings Account Plan

         Report of Independent Auditors
         Statement of Net Assets Available for Benefits at December 31, 2000 and December 31, 1999
         Statement of Changes in Net Assets Available for Benefits, Year Ended December 31, 2000 and December 31, 1999
         Notes to Financial Statements

                  (v) The 401(k) Plan (formerly the Teledyne 401(k) Plan)

         Report of Independent Auditors
         Statement of Net Assets Available for Benefits at December 31, 2000 and December 31, 1999
         Statement of Changes in Net Assets Available for Benefits, Year Ended December 31, 2000 and December 31, 1999
         Notes to Financial Statements

                  (vi) Oregon Metallurgical Corporation Savings Plan

         Report of Independent Auditors
         Statement of Net Assets Available for Benefits at December 31, 2000 and December 31, 1999
         Statement of Changes in Net Assets Available for Benefits, Year Ended December 31, 2000 and December 31, 1999
         Notes to Financial Statements

(2) FINANCIAL STATEMENT SCHEDULES

         The following financial statement schedules with respect to the plans listed below are filed with this Amendment No. 1 under Item 8 of Part II:

                  (i) Allegheny Technologies Retirement Savings Plan (formerly the Allegheny Ludlum Retirement Savings Plan)

         Schedule H, Line 4(i) - Schedule of Assets Held for Investment Purposes
         - December 31, 2000

                  (ii) 401(k) Savings Account Plan for Employees of the Washington Plate Plant (formerly the 401(k) Savings Account Plan for Employees of the Washington Plant)

         Schedule H, Line 4(i) - Schedule of Assets Held for Investment Purposes
         - December 31, 2000

                  (iii) Savings and Security Plan of the Lockport and Waterbury Facilities of Allegheny Ludlum Corporation

         Schedule H, Line 4(i) - Schedule of Assets Held for Investment Purposes
         - December 31, 2000

                  (iv) Allegheny Ludlum Corporation Personal Retirement and 401(k) Savings Account Plan

         Schedule H, Line 4(i) - Schedule of Assets Held for Investment Purposes
         - December 31, 2000

                  (v) The 401(k) Plan (formerly the Teledyne 401(k) Plan)

         Schedule H, Line 4(i) - Schedule of Assets Held for Investment Purposes
         - December 31, 2000

                  (vi) Oregon Metallurgical Corporation Savings Plan

         Schedule H, Line 4(i) - Schedule of Assets Held for Investment Purposes
         - December 31, 2000

                  Schedule H, Line 4(j) - Schedule of Reportable Transactions - Year Ended December 31, 2000



(3) EXHIBITS

         A list of exhibits included in the 2000 Form 10-K or incorporated by reference is found in the Exhibit Index beginning on page 30 of the 2000 Form 10-K and incorporated herein by reference. In addition, by virtue of Amendment No. 1, the following exhibit is added to such Exhibit Index, as Exhibit 23.2, and filed with Amendment No. 1:

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

                                   Allegheny Technologies Incorporated

Date: June 29, 2001                By: /s/ Richard J. Harshman
                                       -----------------------------------------
                                       Richard J. Harshman, Vice President,
                                       Finance and Chief Financial Officer

                                  EXHIBIT INDEX

  EXHIBIT NO.             DESCRIPTION                  METHOD OF FILING
  -----------             -----------                  ----------------

     23.2        Consent of Ernst & Young LLP          Filed herewith