Form 10-Q
period 2001-06-30
ALLEGHENY TECHNOLOGIES INC
filed 2001-08-10
CIK 1018963

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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



     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes     X                                  No
             -------                                   -------

At July 29, 2001, the Registrant had outstanding 80,246,388 shares of its Common Stock.

                       ALLEGHENY TECHNOLOGIES INCORPORATED
                                  SEC FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001


                                      INDEX
                                                                        Page No.
PART I. - FINANCIAL INFORMATION

       Item 1.  Financial Statements

       Consolidated Balance Sheets                                          3

       Consolidated Statements of Income                                    4

       Consolidated Statements of Cash Flows                                5

       Notes to Consolidated Financial Statements                           6

       Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                              13

       Item 3.  Quantitative and Qualitative
                Disclosures About Market Risk                              21

PART II. - OTHER INFORMATION

       Item 4.  Submission of Matters to a Vote of
                Security Holders                                           23

       Item 6.  Exhibits and Reports on Form 8-K                           23

SIGNATURES                                                                 24

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

              ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (In millions except share and per share amounts)

                                                                           June 30,           December 31,
                                                                             2001                2000
                                                                             ----                ----
                                                                          (Unaudited)          (Audited)
ASSETS
Cash and cash equivalents                                                  $   22.2             $   26.2
Accounts receivable                                                           333.6                325.3
Inventories                                                                   562.6                585.7
Deferred income taxes                                                         100.2                 61.2
Prepaid expenses and other current assets                                      27.1                 24.4
                                                                           --------             --------
     Total Current Assets                                                   1,045.7              1,022.8
Property, plant and equipment, net                                            877.2                872.0
Prepaid pension cost                                                          606.4                593.6
Cost in excess of net assets acquired                                         192.2                194.5
Other assets                                                                   73.8                 93.3
                                                                           --------             --------
     TOTAL ASSETS                                                          $2,795.3             $2,776.2
                                                                           ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                           $  174.2             $  169.3
Accrued liabilities                                                           198.4                191.0
Short-term debt and current portion
     of long-term debt                                                         57.6                 53.2
                                                                           --------             --------
     Total Current Liabilities                                                430.2                413.5
Long-term debt                                                                509.5                490.6
Accrued postretirement benefits                                               514.8                525.9
Deferred income taxes                                                         190.7                158.7
Other                                                                         139.7                148.3
                                                                           --------             --------
     Total Liabilities                                                      1,784.9              1,737.0
                                                                           --------             --------

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.10: authorized-
     50,000,000 shares; issued-none                                              --                   --
Common stock, par value $0.10, authorized-500,000,000
     shares; issued-98,951,490 shares at June 30, 2001 and
     December 31, 2000; outstanding-80,226,660 shares at
     June 30, 2001 and 80,339,957 shares at December 31, 2000                   9.9                  9.9
Additional paid-in capital                                                    481.2                481.2
Retained earnings                                                           1,028.7              1,050.0
Treasury stock: 18,724,830 shares at June 30, 2001 and
     18,611,533 shares at December 31, 2000                                  (480.7)              (482.3)
Accumulated other comprehensive
     loss, net of tax                                                         (28.7)               (19.6)
                                                                           --------             --------
     Total Stockholders' Equity                                             1,010.4              1,039.2
                                                                           --------             --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $2,795.3             $2,776.2
                                                                           ========             ========

The accompanying notes are an integral part of these statements.

              ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In millions except per share amounts)
                                   (Unaudited)

                                                             Three Months Ended                 Six Months Ended
                                                                  June 30,                          June 30,
                                                          -------------------------         --------------------------
                                                           2001               2000            2001              2000
                                                          ------             ------         --------           -------
Sales                                                     $554.7             $638.3         $1,097.2           $1,263.7

Costs and expenses:
  Cost of sales                                            483.8              514.8            960.7            1,025.5
  Selling and administrative                                52.5               53.0            100.9              104.0
   expenses
  Interest expense, net                                      7.6                7.4             15.6               14.3
                                                          ------             ------         --------           --------
                                                           543.9              575.2          1,077.2            1,143.8

Earnings before other income                                10.8               63.1             20.0              119.9
Other income (expense)                                      (0.2)               5.5              1.0               13.9
                                                          ------             ------         --------           --------

Income before income taxes                                  10.6               68.6             21.0              133.8

Provision for income taxes                                   4.4               24.9              8.4               48.8
                                                          ------             ------         --------           --------

NET INCOME                                                $  6.2             $ 43.7         $   12.6           $   85.0
                                                          ======             ======         ========           ========

BASIC AND DILUTED NET INCOME PER COMMON SHARE
                                                          $ 0.08             $ 0.53         $   0.16           $   1.00
                                                          ======             ======         ========           ========

DIVIDENDS DECLARED PER COMMON SHARE                       $ 0.20             $ 0.20         $   0.40           $   0.40
                                                          ======             ======         ========           ========

              ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)

                                                                  Six Months Ended
                                                                       June 30,
                                                              ------------------------
                                                               2001             2000
                                                              -------         --------
OPERATING ACTIVITIES:
  Net income                                                  $  12.6         $   85.0
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation and amortization                                49.6             49.9
    Non-cash write-off of MetalSpectrum investment                5.5             --
    Deferred income taxes                                        (5.0)            13.7
    Gains on sales of investments and businesses                 (2.7)           (11.4)
  Change in operating assets and liabilities:
    Inventories                                                  23.1            (54.9)
    Prepaid pension cost                                        (12.8)           (63.7)
    Accounts receivable                                          (8.3)            (5.9)
    Accounts payable                                              4.8             19.5
    Accrued liabilities and other                               (16.3)             2.6
                                                              -------         --------
CASH PROVIDED BY OPERATING ACTIVITIES                            50.5             34.8

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                    (49.6)           (28.0)
  Proceeds from the sale of investments                           7.2             16.7
  Disposals of property, plant and equipment                      1.5              4.0
  Purchases of businesses and investment in ventures             (0.5)           (25.4)
  Other                                                          (0.9)            (3.0)
                                                              -------         --------
CASH USED IN INVESTING ACTIVITIES                               (42.3)           (35.7)

FINANCING ACTIVITIES:
  Net borrowings under credit facilities                         18.5            206.1
  Borrowings on long-term debt                                    4.5              2.4
  Payments on long-term debt and capital leases                  (0.3)            (0.9)
                                                              -------         --------
    Net increase in debt                                         22.7            207.6
  Dividends paid                                                (32.1)           (33.8)
  Purchases of common stock                                      (3.0)          (183.7)
  Exercises of stock options                                      0.2              1.6
                                                              -------         --------
CASH USED IN FINANCING ACTIVITIES                               (12.2)            (8.3)

DECREASE IN CASH AND CASH EQUIVALENTS                            (4.0)            (9.2)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR               26.2             50.7
                                                              -------         - ------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                $  22.2         $   41.5
                                                              =======         ========


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

     These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the Company, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report and Report on Form 10-K. The results of operations for these interim periods are not necessarily indicative of the operating results for any future period.

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). These statements change the accounting for business combinations, goodwill, and intangible assets.

     SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 supersedes Accounting Principles Board Opinion No. 16 ("APB 16"); however, certain purchase accounting guidance in APB 16, as well as certain of its amendments and interpretations, have been carried forward to SFAS 141. SFAS 141 changes the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.

     Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives, with no maximum life. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS 142 in their fiscal year beginning after December 15, 2001. Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001, and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period until adoption whereas new goodwill and indefinite lived intangible assets acquired after June 30, 2001 will not.

     The Company is currently evaluating adoption of SFAS 142 and has not yet determined the impact on the overall financial condition of the Company, if any, that may result. Amortization of existing goodwill is $5.8 million annually.

NOTE 2.  INVENTORIES

     Inventories were as follows (in millions):

                                                    June 30,          December 31,
                                                      2001               2000
                                                   -----------        ------------
                                                   (unaudited)          (audited)

Raw materials and supplies                            $108.5             $ 110.3
Work-in-process                                        466.4               488.4
Finished goods                                          91.9                99.1
                                                      ------             -------
Total inventories at current cost                      666.8               697.8
Less allowances to reduce current cost
     values to LIFO basis                              (99.8)             (108.7)
Progress payments                                       (4.4)               (3.4)
                                                      ------             -------
Total inventories                                     $562.6             $ 585.7
                                                      ======             =======

     During 2001, inventory usage resulted in liquidations of last-in, first-out inventory quantities. These inventories were carried at the lower costs prevailing in prior years as compared with the cost of current purchases. The effect of these last-in, first-out liquidations was to increase net income by $3.0 million in 2001.

NOTE 3.  SUPPLEMENTAL BALANCE SHEET INFORMATION

     Property, plant and equipment were as follows (in millions):

                                                       June 30,        December 31,
                                                        2001               2000
                                                     -----------       ------------
                                                     (unaudited)         (audited)
Land                                                  $   31.3           $   31.7
Buildings                                                214.2              216.2
Equipment and leasehold improvements                   1,558.4            1,507.9
                                                      --------           --------
                                                       1,803.9            1,755.8
Accumulated depreciation and amortization               (926.7)            (883.8)
                                                      --------           --------
Total property, plant and equipment, net              $  877.2           $  872.0
                                                      ========           ========

NOTE 4.  BUSINESS SEGMENTS

     Information on the Company's business segments was as follows (in millions):

                                        Three Months Ended              Six Months Ended
                                             June 30,                       June 30,
                                       --------------------         ------------------------
                                        2001          2000            2001            2000
                                       ------        ------         --------        --------
Total sales

Flat-Rolled Products                   $285.7        $395.2         $  575.2        $  777.7
High Performance Metals                 224.0         199.0            429.3           394.4
Industrial Products                      71.1          71.1            143.8           143.0
                                       ------        ------         --------        --------
                                        580.8         665.3          1,148.3         1,315.1
Intersegment sales:

Flat-Rolled Products                      9.7          10.0             16.7            16.6
High Performance Metals                  16.4          17.0             34.4            34.8
                                       ------        ------         --------        --------
                                         26.1          27.0             51.1            51.4

                                             Three Months Ended             Six Months Ended
(Business Segments continued)                     June 30,                      June 30,
                                            --------------------        ------------------------
                                             2001          2000           2001            2000
                                            ------        ------        --------        --------
Sales to external customers:

Flat-Rolled Products                         276.0         385.2           558.5           761.1
High Performance Metals                      207.6         182.0           394.9           359.6
Industrial Products                           71.1          71.1           143.8           143.0
                                            ------        ------        --------        --------
                                            $554.7        $638.3        $1,097.2        $1,263.7
                                            ======        ======        ========        ========

Operating Profit(Loss):

Flat-Rolled Products                        $(12.2)       $ 33.7        $  (16.7)       $   71.4
High Performance Metals                       22.5          16.3            33.5            29.3
Industrial Products                            5.4           7.4             9.5            14.0
                                            ------        ------        --------        --------

Total operating profit                        15.7          57.4            26.3           114.7

Corporate expenses                            (7.0)         (7.6)          (14.0)          (15.9)
Interest expense, net                         (7.6)         (7.4)          (15.6)          (14.3)
Gains (losses) on asset sales
  and other                                   (6.9)          3.5            (8.6)            4.0
Excess pension income                         16.4          22.7            32.9            45.3
                                            ------        ------        --------        --------
Income before income taxes                  $ 10.6        $ 68.6        $   21.0        $  133.8
                                            ======        ======        ========        ========

     Excess pension income represents the amount of pension income in excess of amounts allocated to business segments to offset pension and other postretirement benefit expenses.

NOTE 5. NET INCOME PER COMMON SHARE

     The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

                                               Three Months Ended              Six Months Ended
                                                   June 30,                         June 30,
                                              --------------------           --------------------
                                               2001          2000            2001            2000
                                               -----         -----           -----          -----
Numerator for basic and diluted
     net income per common share -
     net income                                $ 6.2         $43.7           $12.6          $85.0
                                               =====         =====           =====          =====

Denominator:
     Weighted average shares                    80.2          82.8            80.2           85.0
     Contingent issuable stock                   0.1           0.1             0.1            0.1
                                               -----         -----           -----          -----
     Denominator for basic net
         income per common share                80.3          82.9            80.3           85.1

Effect of dilutive securities:
     Employee stock options                      0.2           0.1             0.2            0.1
                                               -----         -----           -----          -----
     Dilutive potential common shares            0.2           0.1             0.2            0.1

Denominator for diluted net
     income per common share -
     adjusted weighted average shares
                                                80.5          83.0            80.5           85.2
                                               =====         =====           =====          =====

Basic and diluted net income per
     common share
                                               $0.08         $0.53           $0.16          $1.00
                                               =====         =====           =====          =====

NOTE 6. COMPREHENSIVE INCOME

     The components of comprehensive income, net of tax, were as follows (in millions):

                                                    Three Months Ended           Six Months Ended
                                                           June 30,                   June 30,
                                                   ---------------------        --------------------
                                                    2001          2000          2001           2000
                                                   -----         ------         -----         ------
Net income                                         $ 6.2         $ 43.7         $12.6         $ 85.0

Foreign currency translation
gains(losses)                                       (1.8)         (11.1)          1.3          (13.2)

Unrealized derivative losses                        (3.6)            --          (8.7)            --

Unrealized gains (losses) on securities:

Unrealized holding gains (losses) arising
during period                                        0.9            1.1          (0.4)           1.7

  Less: realized gains                               1.3
    included in net income                                           --           1.3            7.4
                                                   -----         ------         -----         ------
                                                    (0.4)           1.1          (1.7)          (5.7)
                                                   -----         ------         -----         ------

Comprehensive income                               $ 0.4         $ 33.7         $ 3.5         $ 66.1
                                                   =====         ======         =====         ======

NOTE 7. STOCKHOLDERS' EQUITY

     Allegheny Technologies paid a cash dividend of $0.20 per share of common stock in each of the 2001 and 2000 first and second quarters.

     The Company's Board of Directors has authorized up to a total of 25 million shares of Allegheny Technologies common stock to be acquired under the Company's stock repurchase program. These shares may be purchased from time-to-time in the open market or in negotiated transactions. In the first six months of 2001, the Company repurchased 0.2 million shares for $3.0 million under this program. There were no repurchases made during the second quarter of 2001. From the inception of the share repurchase program on October 1, 1998 through July 29, 2001, the Company has repurchased 20.5 million shares at a cost of $531.1 million.

     On January 1, 2001, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" was adopted by the Company. This statement establishes accounting and reporting standards requiring that the fair value of derivative instruments be recognized as either assets or liabilities in the statement of financial position. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

     Based upon the Company's derivative positions at June 30, 2001, the Company had recognized an unrealized net loss of $8.7 million net of income taxes in stockholders' equity as a component of other comprehensive income. Derivative instruments are principally used by the Company to hedge certain raw material price, energy price and foreign exchange risks. The Company continually monitors the effectiveness of its derivative instruments. For the first six months of 2001, the Company's gain or loss from hedge ineffectiveness recognized in the statement of net income was immaterial.

NOTE 8.  FINANCIAL INFORMATION FOR SUBSIDIARY AND GUARANTOR PARENT

     The payment obligations under the 6.95% debentures due 2025 issued by Allegheny Ludlum Corporation (the "Subsidiary") are fully and unconditionally guaranteed on a joint and several basis by Allegheny Technologies Incorporated (the "Guarantor Parent"). In accordance with previous positions established by the Securities and Exchange Commission, the following summarized financial information illustrates separately the composition of the Subsidiary, the non-guarantor subsidiaries and the Guarantor Parent. Separate complete financial statements of the Subsidiary are not presented because management has determined that they would not provide additional material information that would be useful in assessing the financial composition of the Subsidiary or the Guarantor Parent and non-guarantors. The principal elimination entries eliminate investments in subsidiaries and certain intercompany balances and transactions.

     In 1996, the underfunded defined benefit pension plans of Allegheny Ludlum Corporation were merged with the overfunded defined benefit pension plans of Teledyne, Inc. and Allegheny Technologies became the plan sponsor. As a result, the summarized balance sheet information presented for Allegheny Ludlum Corporation does not include the Allegheny Technologies net prepaid pension asset or the related deferred taxes. Solely for purposes of this presentation, pension income has been allocated to Allegheny Ludlum Corporation to offset pension and postretirement expenses which may be funded with pension assets. This allocated pension income has not been recorded in the financial statements of Allegheny Ludlum Corporation. Additionally, management and royalty fees charged to Allegheny Ludlum Corporation and to the non-guarantor subsidiaries by the Guarantor Parent have been excluded solely for purposes of this presentation.



     Summarized Condensed Financial Information

For the six months ended June 30, 2001 (unaudited)
-------------------------------------------------------------------------------------------------------------------------
                                           Guarantor                    Non-guarantor
(In millions)                                 Parent      Subsidiary     Subsidiaries      Eliminations     Consolidated
-------------------------------------------------------------------------------------------------------------------------
Current assets                                 $ 2.3         $ 496.6          $ 568.7          $ (21.9)         $1,045.7
-------------------------------------------------------------------------------------------------------------------------
Non-current assets                           2,504.8         1,139.3            677.9         (2,572.4)          1,749.6
-------------------------------------------------------------------------------------------------------------------------
Current liabilities                            439.2           141.7            371.2           (521.9)            430.2
-------------------------------------------------------------------------------------------------------------------------
Non-current liabilities                      1,057.6           708.6             66.2           (477.7)          1,354.7
-------------------------------------------------------------------------------------------------------------------------
Net sales                                         --           546.7            550.5               --           1,097.2
-------------------------------------------------------------------------------------------------------------------------
Gross profit                                      --             0.6            149.6            (13.7)            136.5
-------------------------------------------------------------------------------------------------------------------------
Net income (loss)                             $ 12.6         $ (15.1)          $ 64.8          $ (49.7)           $ 12.6
-------------------------------------------------------------------------------------------------------------------------


For the year ended December 31, 2000 (audited)
-------------------------------------------------------------------------------------------------------------------------
                                           Guarantor                    Non-guarantor
(In millions)                                 Parent      Subsidiary     Subsidiaries      Eliminations     Consolidated
-------------------------------------------------------------------------------------------------------------------------
Current assets                              $    3.1        $  519.3           $563.3        $   (62.9)         $1,022.8
-------------------------------------------------------------------------------------------------------------------------
Non-current assets                           2,514.7         1,125.6            662.1         (2,549.0)          1,753.4
-------------------------------------------------------------------------------------------------------------------------
Current liabilities                            430.2           172.0            324.5           (513.2)            413.5
-------------------------------------------------------------------------------------------------------------------------
Non-current liabilities                     $1,048.4        $  691.9           $ 69.5        $  (486.3)         $1,323.5
-------------------------------------------------------------------------------------------------------------------------


For the six months ended June 30, 2000 (unaudited)
------------------------------------------------------------------------------------------------------------------------
                                           Guarantor                    Non-guarantor
(In millions)                                 Parent      Subsidiary     Subsidiaries      Eliminations     Consolidated
-------------------------------------------------------------------------------------------------------------------------
Net sales                                     $   --          $757.5           $506.2         $      --         $1,263.7
-------------------------------------------------------------------------------------------------------------------------
Gross profit                                      --            93.8            156.9            (12.5)            238.2
-------------------------------------------------------------------------------------------------------------------------
Net income                                    $ 85.0          $ 41.8           $ 84.2         $ (126.0)         $   85.0
-------------------------------------------------------------------------------------------------------------------------

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

     Environmental liabilities are recorded when the Company's liability is probable and the costs are reasonably estimable. In many cases, however, investigations are not yet at a stage where the Company has been able to determine whether it is liable or, if liability is probable, to reasonably estimate the loss or range of loss, or certain components thereof. Estimates of the Company's liability are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluations and estimates of appropriate cleanup technology, methodology and cost, the extent of corrective actions that may be required, and the number and financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation. Accordingly, as investigation and remediation of these sites proceed, adjustments in the Company's accruals are made to reflect new information. The amounts of any such adjustments could have a material adverse effect on the Company's results of operations in a given period. Based on currently available information, however, management does not believe future environmental costs in excess of those accrued with respect to sites with which the Company has been identified are likely to have a material adverse effect on the Company's financial condition or results of operations. The resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations of that period. In addition, there can be no assurance that additional future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on the Company's financial condition or results of operations.

     At June 30, 2001, the Company's reserves for environmental investigation and remediation obligations totaled approximately $51.1 million, of which approximately $16.3 million was included in other current liabilities. The reserve includes estimated probable future costs of $22.3 million for federal Superfund and comparable state-managed sites; $3.7 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $14.8 million for owned or controlled sites at which Company operations have been discontinued; and $10.3 million for sites utilized by the Company in its ongoing operations. The Company is evaluating whether it may be able to recover a portion of future costs for environmental liabilities from third parties other than participating potentially responsible parties.

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

     In the spin-offs of Teledyne Technologies Incorporated ("Teledyne") and Water Pik Technologies, Inc. ("Water Pik") completed in November 1999, each of these companies agreed to assume and to defend and hold the Company harmless against all liabilities (other than certain income tax liabilities) associated with the historical operations of their businesses, including all government contracting, environmental, product liability and other claims and demands, whenever any such claims or demands might arise or be made. If these companies were unable or otherwise fail to satisfy these assumed liabilities, the Company could be required to satisfy them, which could have a material adverse effect on the Company's results of operations and financial condition.

     In connection with the spin-offs of Teledyne and Water Pik, the Company received a tax ruling from the Internal Revenue Service stating that the spin-offs would be tax-free to the Company and the Company's stockholders. While the tax ruling, as supplemented, relating to the qualification of the spin-offs as tax-free distributions within the meaning of the Internal Revenue Code generally is binding on the Internal Revenue Service, the continuing validity of the tax ruling, as supplemented, is subject to certain factual representations and uncertainties that, among other things, require the spun-off companies to take or refrain from taking certain actions. If a spin-off were not to qualify as a tax-free distribution within the meaning of the Internal Revenue Code, the Company would recognize taxable gain generally equal to the amount by which the fair market value of the common stock distributed to the Company's stockholders in the spin-off exceeded the Company's basis in the spun-off company's assets. In addition, the distribution of the spun-off company's common stock to Company stockholders would generally be treated as taxable to the Company's stockholders in an amount equal to the fair market value of the common stock they received. If a spin-off qualified as a distribution within the meaning of the Internal Revenue Code but was disqualified as tax-free to the Company because of certain post-spin-off circumstances, the Company would recognize taxable gain as described above, but the distribution of the spun-off company's common stock to the Company's stockholders in the spin-off would generally be tax-free to each Company stockholder. In the spin-offs, the spun-off companies executed tax sharing and indemnification agreements in which each agreed to be responsible for any taxes imposed on and other amounts paid by the Company, its agents and representatives and its stockholders as a result of the failure of the spin-off to qualify as a tax-free distribution within the meaning of the Internal Revenue Code if the failure or disqualification is caused by post-spin-off actions by or with respect to that company or its stockholders. Potential liabilities under these agreements could exceed either spun-off company's net worth by a substantial amount. If either or both of the spin-offs were not to qualify as tax-free distributions to the Company or its stockholders, and either or both of the spun-off companies were unable or otherwise failed to satisfy the liabilities they assumed under the tax sharing and indemnification agreements, the Company could be required to satisfy them without full recourse against the spun-off companies. This could have a material adverse effect on the Company's results of operations and financial condition.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Allegheny Technologies Incorporated is one of the largest and most diversified producers of specialty materials in the world. It operates in the following three business segments, which accounted for the following percentages of total sales for the first six months of 2001 and 2000:

                                                    2001           2000
                                                   ------         ------

           Flat-Rolled Products                      51%            60%
           High Performance Metals                   36%            29%
           Industrial Products                       13%            11%

     For the first six months of 2001, operating profit was $26.3 million compared to $114.7 million for the same 2000 period. Sales decreased 13 percent to $1,097.2 million for the first six months of 2001 compared to $1,263.7 million for the same 2000 period.

     Net income was $12.6 million, or $0.16 per diluted share, for the first six months of 2001 compared to $85.0 million, or $1.00 per diluted share, for the first six months of 2000. Net income for the first six months of 2001 included an after-tax write-off of $3.4 million, or $0.04 per share, for the Company's minority investment in the e-Business site, MetalSpectrum, which terminated operations during the second quarter of 2001. Net income for the first six months of 2000 was increased by $5.0 million, or $0.06 per share, due to a gain recognized on the sale of a minority interest in Gul

Technologies Singapore Ltd., partially offset by a charge for exiting the tungsten mill products business of Metalworking Products.

     The Company realized $44.1 million in cost reductions during the first six months of 2001, including $25.3 million in the 2001 second quarter. The Company has targeted $110.0 million of cost reductions for 2001.

     Sales and operating profit for the Company's three business segments are discussed below.

FLAT-ROLLED PRODUCTS SEGMENT

     The Flat-Rolled Products segment reported a second quarter 2001 operating loss of $12.2 million compared to an operating profit of $33.7 million in the same year-ago period, primarily due to very weak demand and lower prices for stainless steel sheet and plate products, as well as lower demand for strip and Precision Rolled Strip(R) products. In addition, energy related costs on a volume-adjusted basis reduced operating profit by $4.1 million in the quarter compared to the second quarter 2000. Second quarter 2001 sales decreased 28 percent to $276.0 million compared to the prior year second quarter.

     For the first six months of 2001, the segment reported an operating loss of $16.7 million compared to an operating profit of $71.4 million for the first six months of 2000. Sales decreased 27 percent to $558.5 million for the first six months of 2001 from the comparable 2000 period. The decrease in operating profit was primarily due to weak demand and lower prices, partially offset by ongoing cost reductions in the segment's Allegheny Ludlum ("Allegheny Ludlum") operation, including a 10 percent salaried workforce reduction that was completed in the first quarter of 2001.

     The average price of flat-rolled products in the second quarter 2001 decreased by 9 percent to $2,171 per ton compared to $2,395 per ton in the same 2000 period. General-purpose product shipments in the segment (including stainless steel hot roll and cold roll sheet, stainless steel plate and silicon electrical steel, among other products) decreased 23 percent compared to the second quarter 2000. Average prices for general-purpose products decreased 21 percent during the same period. This decrease was primarily due to weak demand for stainless steel sheet and plate from service centers due to continued high inventory levels and the weak U.S. industrial economy. High-value product shipments in the segment (including strip, Precision Rolled Strip(R), super stainless steel, and high temperature alloy products) decreased 12 percent compared to the 2000 second quarter; however, average prices for high-value products decreased only 1 percent. Certain of these high-value products, particularly Precision Rolled Strip(R) products, are used largely in the automotive industry, which has also been impacted by the weak U.S. economy. Total tons shipped in the second quarter of 2001 were 127,780 tons compared to 160,096 tons for the same period of 2000.

     The average price of flat-rolled products for the first six months of 2001 decreased by 6 percent to $2,216 per ton compared to $2,357 per ton in the same 2000 period. General-purpose product shipments in the segment decreased 25 percent compared to the first six months of 2000. Average prices for general-purpose products decreased 16 percent during the same period. High-value product shipments in the segment decreased 11 percent compared to the first six months of 2000, while average prices for high-value products decreased 1 percent during the same period. Total tons shipped in the first six months of 2001 were 252,113 tons compared to 323,176 tons for the same period of 2000.

HIGH PERFORMANCE METALS SEGMENT

     Second quarter operating profit increased 38 percent to $22.5 million from $16.3 million in the same year-ago period primarily due to continuing strong demand for high-value products serving the aerospace, electrical energy, and oil and gas markets. The operating profit improvement was achieved despite higher energy costs of $11.2 million, which were partially offset by $4.2 million in proceeds from the sale of excess power. Sales increased 14 percent to $207.6 million compared to the prior year period. Shipments of nickel-based and specialty steel products grew by 15 percent and average prices increased 9 percent compared to the prior year period. Shipments of titanium products decreased 1 percent and prices increased 12 percent. Shipments of Wah Chang exotic alloys grew 4 percent, however average prices were 6 percent lower due to unfavorable product mix. Despite the growth in shipment volume, Wah Chang's profitability was significantly reduced by high energy costs.

     Operating profit for the first six months of 2001 increased 14 percent to $33.5 million from $29.3 million in the same year-ago period. Sales for the first six months of 2001 increased 10 percent to $394.9 million compared to the prior year period. For the first six months of 2001, shipments of nickel-based and specialty steel products grew by 11 percent and average prices increased 10 percent compared to the prior year period. Shipments of titanium products for the first six months of 2001 increased 5 percent and prices increased 3 percent.

     Higher energy costs in 2001 particularly affected the segment's Wah Chang facility located in Oregon where the Company has constructed an electrical power cogeneration system to help alleviate this cost issue. This system, which cost $14.6 million, began continuous operation in late June 2001. As a result, the Company expects to realize lower and less volatile energy costs beginning with the 2001 third quarter. Certain comparative information on the segment's major products is provided in the following table:

                                                         Three Months Ended
                                                               June 30,
                                                      --------------------------       Percent
                                                       2001                2000        Change
                                                      ------              ------       -------
Volume (000's pounds):
 Nickel-based and specialty steel alloys              13,393              11,671           15
 Titanium mill products                                5,752               5,793           (1)
 Exotic alloys                                         1,120               1,075            4

Average prices (per pound):
 Nickel-based and specialty steel alloys              $ 6.33              $ 5.80            9
 Titanium mill products                               $12.22              $10.90           12
 Exotic alloys                                        $30.27              $32.10           (6)

                                                           Six Months Ended
                                                               June 30,
                                                      --------------------------       Percent
                                                       2001                2000        Change
                                                      ------              ------       -------
Volume (000's pounds):
 Nickel-based and specialty steel alloys              26,257              23,759           11
 Titanium mill products                               11,891              11,343            5
 Exotic alloys                                         1,861               1,828            2

Average prices (per pound):
 Nickel-based and specialty steel alloys              $ 6.31              $ 5.76           10
 Titanium mill products                               $11.77              $11.39            3
 Exotic alloys                                        $32.47              $33.59           (3)


INDUSTRIAL PRODUCTS SEGMENT

     Second quarter 2001 operating profit decreased to $5.4 million compared to $7.4 million in the same 2000 period due to weak U.S. industrial markets. Segment sales were $71.1 million for both the second quarters of 2001 and

2000. For the first six months of 2001, operating profit decreased to $9.5 million compared to $14.0 million for the first six months of 2000. Sales for the first six months of 2001 were flat compared to the prior year. Sales of tungsten-based specialty materials increased 7 percent in the second quarter of 2001 compared to the same prior year period. Sales of forgings and castings decreased by 21 percent compared to the 2000 second quarter due to very weak conditions in these industrial markets. Higher energy costs reduced second quarter 2001 operating profit by $0.4 million.

CORPORATE ITEMS

     Corporate expenses decreased 8 percent to $7.0 million for the 2001 second quarter and decreased 12 percent to $14.0 million for the first six months of 2001, compared to the respective 2000 periods, due to continued cost reductions. Net interest expense increased to $7.6 million for the 2001 second quarter from $7.4 million for the 2000 second quarter. Net interest expense increased to $15.6 million for the first six months of 2001 compared to $14.3 million for the first six months of 2000. The increase in interest expense primarily was due to higher debt levels, partially offset by lower interest rates. Excess pension income decreased to $16.4 million for the 2001 second quarter and decreased to $32.9 million for the first six months of 2001 compared to $22.7 million and $45.3 million in the same 2000 periods, respectively, reflecting the carry-forward impact of lower investment returns in 2000.

     As a result of pension benefit enhancements, primarily associated with new collective bargaining agreements with the United Steelworkers of America ("USWA"), non-cash excess pension income is expected to decline to approximately $10 million per quarter in the third and fourth quarters of 2001. This represents a quarterly decrease of $6.4 million pre-tax, or $0.05 per share after tax, compared to the first and second quarters of 2001.

SPECIAL ITEMS

     The 2001 second quarter results include an after-tax special item of $3.4 million, or $0.04 per share, related to the write-off of the Company's minority investment in the e-Business site, MetalSpectrum, which terminated operations during the second quarter of 2001. This amount was included in other income.

     The 2000 first quarter results include after-tax special items of $5.0 million, or $0.06 per share. These items include a gain on the sale of a minority interest in Gul Technologies Singapore Ltd., included in other income, partially offset by a charge for exiting the tungsten mill products business of Metalworking Products included in cost of sales.

INCOME TAXES

     The Company's effective tax rate was 40.0 percent and 41.5 percent for the first six months of 2001 and for the 2001 second quarter, respectively, compared to 36.5 percent and 36.3 percent for the same periods in 2000. The increase in the effective tax rate was primarily due to a change in the deferred state tax rate affecting cumulative temporary differences and the impact of lower income before income taxes.

FINANCIAL CONDITION AND LIQUIDITY

     During the six months ended June 30, 2001, cash generated from operations of $50.5 million and proceeds from the net increase in debt of $22.7 million were used to pay dividends of $32.1 million, invest $49.6 million in capital equipment and business expansion, primarily in the High Performance Metals Segment, and repurchase shares of $3.0 million. The Company had a cash position of $22.2 million at June 30, 2001.

     Working capital increased to $615.5 million at June 30, 2001 compared to $609.3 million at December 31, 2000. The current ratio decreased to 2.4 from 2.5 in this same period. The change in working capital and current ratio at June 30, 2001 compared to December 31, 2000 was primarily due to higher current deferred income taxes at June 30, 2001 partially offset by a reduction in inventories.

     The Company's defined benefit pension plan is fully funded with assets in excess of the projected benefit obligation. Under current Internal Revenue Code provisions, certain amounts that the Company pays for retiree health care benefits may be reimbursed annually from the excess pension plan assets. During the 2001 second quarter, the Company recovered $35.0 million under these provisions. While not affecting reported operating profit, cash flow from operations increased by the recovered amount.

     Capital expenditures for 2001 are expected to approximate between $110.0 million to $120.0 million, of which $49.6 million had been expended through June 30, 2001.

     On June 12, 2001, a regular quarterly dividend of $0.20 per share of common stock was paid to stockholders of record at the close of business on May 29, 2001. On August 9, 2001, the Board of Directors declared a regular quarterly dividend of $0.20 per share of common stock. The dividend will be paid on September 11, 2001 to stockholders of record at the close of business on August 27, 2001.

     The Company's Board of Directors has authorized up to a total of 25 million shares of Allegheny Technologies common stock to be acquired under the Company's stock repurchase program. The shares may be purchased from time-to-time in the open market or in negotiated transactions. In the first six months of 2001, the Company repurchased approximately 0.2 million shares for $3.0 million under this program. There were no repurchases made during the second quarter of 2001. From the inception of the share repurchase program on October 1, 1998 through July 29, 2001, the Company has repurchased 20.5 million shares at a cost of $531.5 million.

     The Company believes that internally generated funds, current cash on hand and borrowing from existing credit lines and its commercial paper program will be adequate to meet foreseeable needs. The Company may choose, however, to issue additional debt depending on market conditions.


NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). These statements change the accounting for business combinations, goodwill, and intangible assets.

     SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 supersedes Accounting Principles Board Opinion No. 16 ("APB 16"); however, certain purchase accounting guidance in APB 16, as well as certain of its amendments and interpretations, have been carried forward to SFAS 141. SFAS 141 changes the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.

     Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives, with no maximum life. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS 142 in their fiscal year beginning after December 15, 2001. Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001, and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period until adoption whereas new goodwill and indefinite lived intangible assets acquired after June 30, 2001 will not.

     The Company is currently evaluating adoption of SFAS 142 and has not yet determined the impact on the overall financial condition of the Company, if any, that may result. Amortization of existing goodwill is $5.8 million annually.

OTHER MATTERS

Management

     Effective July 1, 2001, James L. Murdy was elected President and Chief Executive Officer by the Company's Board of Directors. Mr. Murdy succeeds Robert
P. Bozzone, who remains Chairman of the Board. Mr. Murdy has been an Executive Vice President since 1996 and was Chief Financial Officer from August 1996 through August 2000. Mr. Murdy has also served as a director of the Company since 1999.

     Additionally, during the second quarter, the Company announced assignments establishing the executive management team reporting to James L. Murdy. Douglas
A. Kittenbrink assumed the position of Executive Vice President, Chief Operating Officer, and Jack W. Shilling became Executive Vice President, Strategic Initiatives and Technology and Chief Technology Officer. Completing the executive management team are Jon D. Walton, who is Senior Vice President, Chief Legal and Administrative Officer, and Richard J. Harshman, Vice President, Finance and Chief Financial Officer.

Board of Directors

     On July 19, 2001, the Company announced the election of James C. Diggs, Senior Vice President and General Counsel of PPG Industries, Inc., to the Company's Board of Directors.

Energy Costs

     Prices and availability of energy resources are subject to market conditions. These market conditions are often affected by political and economic factors that are outside of the Company's control. While the volatile energy markets have begun to stabilize, energy costs remain a concern for the Company. These factors, among other things, may contribute to increased production costs that could have a material impact on the results of operations of the Company. The Company is evaluating energy factors with regard to production costs and has engaged an energy provider as a partner to assist in energy supply and demand initiatives, including cost containment and control of energy consumption. The Company has completed construction of an electrical power cogeneration system designed to reduce costs and volatility at the Wah Chang facility located in Oregon.

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

Labor Matters

     The Company has more than 11,000 employees. Approximately 48 percent of the Company's workforce is represented under various collective bargaining agreements, principally with the USWA, including: approximately 4,000 Allegheny Ludlum production and maintenance employees covered by collective bargaining agreements between Allegheny Ludlum and the USWA, which are effective through June 2007; approximately 300 Oremet employees covered by a collective bargaining agreement with the USWA which are effective through June 2007; and approximately 700 Wah Chang employees covered by a collective bargaining agreement with the USWA which the USWA terminated as of January 28, 2001. The USWA has agreed to provide at least five days notice in the event of its intent to strike at Wah Chang. In July 2001, the employees at Wah Chang represented by the USWA did not ratify a proposed agreement. At this time, these Wah Chang employees continue to work under the terms of the prior agreement.

     The costs associated with the ratified labor agreements including the effect on excess pension income will be reflected in results of operations for the second half of 2001.

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

Environmental

     The Company is subject to various domestic and international environmental laws and regulations which require that it investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including sites at which the Company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, and comparable state laws. The Company is currently involved in the investigation and remediation of a number of sites under these laws. The Company's reserves for environmental remediation totaled approximately $51.1 million at June 30, 2001. Based on currently available information, management does not believe that future environmental costs in excess of those accrued with respect to sites with which the Company has been identified are likely to have a material adverse effect on the Company's financial condition or liquidity. The resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period. In addition, there can be no assurance that additional future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on the Company's financial condition or results of operations.

     With respect to proceedings brought under the federal Superfund laws, or similar state statutes, the Company has been identified as a potentially responsible party at approximately 32 of such sites, excluding those at which it believes it has no future liability. The Company's involvement is very limited or de minimis at approximately 13 of these sites, and the potential loss exposure with respect to any of the remaining 19 individual sites is not considered to be material.

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

FORWARD-LOOKING AND OTHER STATEMENTS

     From time to time, the Company has made and may continue to make "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Certain forward-looking statements are contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 9 to the consolidated financial statements of the Company, which represent the Company's expectations or beliefs concerning various future events, unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control. Forward-looking statements include those statements related to anticipated business, economic, and market conditions, including energy market conditions and actions taken to respond to these conditions, product demand, sales, shipments, prices and price competitiveness, operating profit and earnings, financial performance and growth, energy costs and energy conservation, cost reductions and anticipated cost savings, the effects of the cogeneration system constructed at Wah Chang, sale of excess power, working capital reductions, cash conservation, commodity stainless steel service center inventory levels, financial strength, cash flow and initiatives to improve cash flow, capital expenditures and other investments, the benefits and effects of new and tentative labor agreements, projected pension income, including non-cash excess pension income and reimbursement of retiree health care expenditures. Such forward-looking statements are based on management's current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company's actual results or performance to materially differ from any future results or performance expressed or implied by such statements. These statements are based on current expectations that involve a number of risks and uncertainties, including those described under the captions: "Other Matters - Energy Costs," "Other Materials - Costs and Pricing," "Other Matters - Labor Matters," "Other Matters - Environmental" and "Other Matters - Government Contracts." Actual results or performance may differ materially from any future results or performance anticipated based on management's current expectations contained in such forward-looking statements. Additional risk factors are described from time to time in the Company's filings with the Securities and Exchange Commission, including its Report on Form 10-K for the year ended December 31, 2000 and its quarterly reports on Form 10-Q. The Company assumes no duty to update its forward-looking statements.

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

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's 2001 annual meeting of stockholders was held on May 3, 2001. Proxies for the meeting were solicited by Allegheny Technologies Incorporated pursuant to Regulation 14A under the Securities Exchange Act of 1934. At that meeting, the five nominees for directors named in the proxy statement for the meeting were elected, having received the following number of votes:


                                    Number of Votes            Number of Votes
Name                                For                        Withheld
-------------------                 ---------------            ---------------
Paul S. Brentlinger                 73,265,517                 899,467
Ray J. Groves                       73,288,448                 876,536
George J. Koupias                   73,259,508                 905,476
James L. Murdy                      73,319,664                 845,320
William G. Ouchi                    73,344,241                 820,743


     In addition, the stockholders voted on and approved the ratification of the selection of Ernst & Young LLP as independent auditors of the Company for the 2001 fiscal year. The number of votes cast for the ratification of the selection of the independent auditors was 73,498,449, against approval was 348,508 and to abstain was 315,487. There were no broker no-votes in connection with the ratification of the selection of Ernst & Young LLP.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             None.

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



                       ALLEGHENY TECHNOLOGIES INCORPORATED
                                  (REGISTRANT)



Date: August 10, 2001                  By  /s/ R.J. Harshman
                                           -------------------------------------
                                           Richard J. Harshman
                                           Vice President, Finance and
                                           Chief Financial Officer
                                           (Principal Financial Officer and
                                           Duly Authorized Officer)



Date: August 10, 2001                  By  /s/ D.G. Reid
                                           -------------------------------------
                                           Dale G. Reid
                                           Vice President, Controller and
                                           Chief Accounting Officer
                                           (Principal Accounting Officer)