Form 10-Q
period 2001-09-30
ALLEGHENY TECHNOLOGIES INC
filed 2001-11-14
CIK 1018963

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

At October 31, 2001, the Registrant had outstanding 80,260,713 shares of its Common Stock.

                       ALLEGHENY TECHNOLOGIES INCORPORATED
                                  SEC FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001


                                      INDEX

                                                                      Page No.
                                                                      --------
      PART I. - FINANCIAL INFORMATION

             Item 1.      Financial Statements

             Consolidated Balance Sheets                                 3

             Consolidated Statements of Income                           4

             Consolidated Statements of Cash Flows                       5

             Notes to Consolidated Financial Statements                  6

             Item 2.      Management's Discussion and Analysis
                          of Financial Condition and Results
                          of Operations                                 17

             Item 3.      Quantitative and Qualitative
                          Disclosures About Market Risk                 26

      PART II. - OTHER INFORMATION

             Item 6.  Exhibits and Reports on Form 8-K                  28

      SIGNATURES                                                        29

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

              ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                (In millions except share and per share amounts)

                                                                           September 30,     December 31,
                                                                               2001             2000
                                                                               ----             ----
                                                                            (Unaudited)       (Audited)
ASSETS
Cash and cash equivalents                                                    $    37.8        $    26.2
Accounts receivable                                                              310.5            325.3
Inventories                                                                      548.2            585.7
Deferred income taxes                                                             77.2             61.2
Prepaid expenses and other current assets                                         27.5             24.4
                                                                             ---------        ---------
     Total Current Assets                                                      1,001.2          1,022.8
Property, plant and equipment, net                                               883.5            872.0
Prepaid pension cost                                                             624.4            593.6
Cost in excess of net assets acquired                                            191.1            194.5
Other assets                                                                      74.7             93.3
                                                                             ---------        ---------
     TOTAL ASSETS                                                            $ 2,774.9        $ 2,776.2
                                                                             =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                             $   176.3        $   169.3
Accrued liabilities                                                              190.1            191.0
Short-term debt and current portion
     of long-term debt                                                           384.2             53.2
                                                                             ---------        ---------
     Total Current Liabilities                                                   750.6            413.5
Long-term debt                                                                   200.5            490.6
Accrued postretirement benefits                                                  513.4            525.9
Deferred income taxes                                                            170.9            158.7
Other                                                                            136.9            148.3
                                                                             ---------        ---------
     TOTAL LIABILITIES                                                         1,772.3          1,737.0
                                                                             ---------        ---------

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.10: authorized-
     50,000,000 shares; issued-none                                               --               --
Common stock, par value $0.10, authorized-500,000,000
     shares; issued-98,951,490 shares at September 30, 2001 and
     December 31, 2000; outstanding-80,260,713 shares at September
     30, 2001 and 80,339,957 shares at December 31, 2000                           9.9              9.9
Additional paid-in capital                                                       481.2            481.2
Retained earnings                                                              1,020.0          1,050.0
Treasury stock: 18,690,777 shares at
     September 30, 2001 and 18,611,533 shares
     at December 31, 2000                                                       (479.6)          (482.3)
Accumulated other comprehensive
     loss, net of tax                                                            (28.9)           (19.6)
                                                                             ---------        ---------
     Total Stockholders' Equity                                                1,002.6          1,039.2
                                                                             ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 2,774.9        $ 2,776.2
                                                                             =========        =========


The accompanying notes are an integral part of these statements.

              ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In millions except per share amounts)
                                   (Unaudited)

                                                         Three Months Ended          Nine Months Ended
                                                            September 30,               September 30,
                                                       ---------------------      -------------------------
                                                         2001          2000         2001            2000
                                                       --------      -------      ---------       ---------
Sales                                                  $  537.7      $ 612.0      $ 1,634.9       $ 1,875.7

Costs and expenses:
  Cost of sales                                           470.3        490.5        1,431.0         1,516.0
  Selling and administrative
   expenses                                                45.3         45.0          146.2           149.0
                                                       --------      -------      ---------       ---------
Income before interest, other
  income(expense) and income taxes                         22.1         76.5           57.7           210.7


Interest expense, net                                       7.1         11.0           22.7            25.3
Other income (expense)                                     (0.5)         0.8            0.5            14.7
                                                       --------      -------      ---------       ---------

Income before income taxes                                 14.5         66.3           35.5           200.1

Provision for income taxes                                  6.5         24.2           14.9            73.0
                                                       --------      -------      ---------       ---------

Net income                                             $    8.0      $  42.1      $    20.6       $   127.1
                                                       ========      =======      =========       =========

Basic and diluted net income per
  common share                                         $   0.10      $  0.52      $    0.26       $    1.52
                                                       ========      =======      =========       =========

Dividends declared per common share                    $   0.20      $  0.20      $    0.60       $    0.60
                                                       ========      =======      =========       =========

                  ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                  ----------------------
                                                                   2001          2000
                                                                  -------      ---------
OPERATING ACTIVITIES:
  Net income                                                      $  20.6      $   127.1
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                    74.7           75.6
    Non-cash write-off of MetalSpectrum investment                    5.5            -
    Gains on sales of investments                                    (2.7)         (11.1)
    Deferred income taxes                                            (0.8)          51.6
  Change in operating assets and liabilities:
    Inventories                                                      37.5          (43.2)
    Prepaid pension cost                                            (30.8)         (96.7)
    Accounts receivable                                              14.8           (3.8)
    Accounts payable                                                  7.0           (7.5)
    Accrued liabilities and other                                   (31.4)         (41.3)
                                                                  -------     ----------
CASH PROVIDED BY OPERATING ACTIVITIES                                94.4           50.7

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                        (78.3)         (45.1)
  Proceeds from the sale of investments                               7.2           16.7
  Disposals of property, plant and equipment                          2.6            4.5
  Purchases of businesses and investment in ventures                 (0.5)         (25.4)
  Other                                                              (1.9)          (8.0)
                                                                  -------     ----------
CASH USED IN INVESTING ACTIVITIES                                   (70.9)         (57.3)

FINANCING ACTIVITIES:
  Net borrowings under credit facilities                             35.0          251.4
  Borrowings on long-term debt                                        4.5            4.8
  Payments on long-term debt and capital leases                      (0.5)          (1.1)
                                                                  -------     ----------
    Net increase in debt                                             39.0          255.1
  Dividends paid                                                    (48.1)         (50.0)
  Purchases of common stock                                          (3.0)        (207.3)
  Exercises of stock options                                          0.2            1.7
                                                                  -------     ----------
CASH USED IN FINANCING ACTIVITIES                                   (11.9)          (0.5)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     11.6           (7.1)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR                   26.2           50.7
                                                                  -------     ----------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                    $  37.8     $     43.6
                                                                  =======     ==========



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

     These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the Company, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K. The results of operations for these interim periods are not necessarily indicative of the operating results for any future period.

New Accounting Pronouncements


     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement is effective for fiscal years beginning after December 15, 2001. This statement supercedes SFAS 121, while retaining many of the requirements of that statement. Under SFAS 144, assets held for sale will be included in discontinued operations if the operations and cash flows will be or have been eliminated from continuing operations of the entity and the entity will not have any significant continuing involvement in the operations of the Company. The Company intends to adopt this new statement effective January 1, 2002.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). These statements change the accounting for business combinations, goodwill, and intangible assets.

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

     Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives, with no maximum life. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS 142 in their fiscal year beginning after December 15, 2001. Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001, and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period until adoption, whereas new goodwill and indefinite lived intangible assets acquired after June 30, 2001 will not.

     The Company is currently evaluating adoption of SFAS 142 and has not yet determined the impact on the overall financial condition of the Company, if any, that may result. Amortization of existing goodwill is $5.8 million annually.

NOTE 2.  INVENTORIES

     Inventories were as follows (in millions):


                                                              September 30,  December 31,
                                                                  2001           2000
                                                              -------------  -----------
                                                               (unaudited)    (audited)
Raw materials and supplies                                       $  87.1       $  110.3
Work-in-process                                                    470.7          488.4
Finished goods                                                      93.1           99.1
                                                                 -------       --------
Total inventories at current cost                                  650.9          697.8
Less allowances to reduce current cost
     values to LIFO basis                                          (98.9)        (108.7)
Progress payments                                                   (3.8)          (3.4)
                                                                 -------       --------
Total inventories                                                $ 548.2       $  585.7
                                                                 =======       ========

     During 2001, inventory usage resulted in liquidations of last-in, first-out inventory quantities. These inventories were carried at the lower costs prevailing in prior years as compared with the cost of current purchases. The effect of these last-in, first-out liquidations was to increase net income by $4.8 million in 2001.

NOTE 3.  SUPPLEMENTAL BALANCE SHEET INFORMATION

     Property, plant and equipment were as follows (in millions):


                                                              September 30,  December 31,
                                                                  2001           2000
                                                              -------------  -----------
                                                               (unaudited)    (audited)
Land                                                            $    31.0      $    31.7
Buildings                                                           214.8          216.2
Equipment and leasehold improvements                              1,586.5        1,507.9
                                                                ---------      ---------
                                                                  1,832.3        1,755.8
Accumulated depreciation and amortization                          (948.8)        (883.8)
                                                                ---------      ---------
Total property, plant and equipment, net                        $   883.5      $   872.0
                                                                =========      =========


NOTE 4.  BUSINESS SEGMENTS

     Information on the Company's business segments was as follows (in millions):

                                                    Three Months Ended             Nine Months Ended
                                                       September 30,                 September 30,
                                                   --------------------       -------------------------
                                                     2001        2000           2001            2000
                                                   -------      -------       ---------       ---------
Total sales:

Flat-Rolled Products                               $ 290.0      $ 366.6       $   865.2       $ 1,144.3
High Performance Metals                              205.0        201.0           634.3           595.4
Industrial Products                                   67.2         69.8           211.0           212.8
                                                   -------      -------       ---------       ---------
                                                     562.2        637.4         1,710.5         1,952.5
Intersegment sales:

Flat-Rolled Products                                   8.1         10.1            24.8            26.7
High Performance Metals                               16.4         15.3            50.8            50.1
                                                   -------      -------       ---------       ---------
                                                      24.5         25.4            75.6            76.8


Sales to external customers:

Flat-Rolled Products                                 281.9        356.5           840.4         1,117.6
High Performance Metals                              188.6        185.7           583.5           545.3
Industrial Products                                   67.2         69.8           211.0           212.8
                                                   -------      -------       ---------       ---------
                                                   $ 537.7      $ 612.0       $ 1,634.9       $ 1,875.7
                                                   =======      =======       =========       =========

Operating Profit(Loss):

Flat-Rolled Products                               $  (6.0)     $  32.4       $   (22.7)      $   103.8
High Performance Metals                               22.9         23.4            56.4            52.7
Industrial Products                                    2.5          4.7            12.0            18.7
                                                   -------      -------       ---------       ---------

Total operating profit                                19.4         60.5            45.7           175.2

Corporate expenses                                    (5.7)        (6.6)          (19.7)          (22.5)
Interest expense, net                                 (7.1)       (11.0)          (22.7)          (25.3)
Other costs, net of gains on
  asset sales                                         (2.2)        (3.9)          (10.8)            0.1
Excess pension income                                 10.1         27.3            43.0            72.6
                                                   -------      -------       ---------       ---------
Income before income taxes                         $  14.5      $  66.3       $    35.5       $   200.1
                                                   =======      =======       =========       =========


     Excess pension income represents the amount of pension income in excess of amounts allocated to business segments to offset pension and other postretirement benefit expenses.

     At September 30, 2001, there were no significant remaining unexpended reserves related to previously disclosed transformation, merger and restructuring costs.

NOTE 5. NET INCOME PER COMMON SHARE

     The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):


                                                       Three Months Ended              Nine Months Ended
                                                          September 30,                  September 30,
                                                    -----------------------        -----------------------
                                                      2001           2000            2001            2000
                                                    --------       --------        --------        --------
Numerator for basic and diluted
     net income per common share -
     net income                                     $    8.0       $   42.1        $   20.6        $  127.1
                                                    ========       ========        ========        ========

Denominator:
     Weighted average shares                            80.2           81.1            80.2            83.7
     Contingent issuable stock                           0.1            0.1             0.1             0.1
                                                    --------       --------        --------        --------
     Denominator for basic net
         income per common share                        80.3           81.2            80.3            83.8

Effect of dilutive securities:
     Employee stock options                              0.2            0.1             0.2             0.1
                                                    --------       --------        --------        --------
     Dilutive potential common
     shares                                              0.2            0.1             0.2             0.1

Denominator for diluted net
     income per common share -
     adjusted weighted average
     shares                                             80.5           81.3            80.5            83.9
                                                    ========       ========        ========        ========

Basic and diluted net income per
     common share                                   $   0.10       $   0.52        $   0.26        $   1.52
                                                    ========       ========        ========        ========


NOTE 6. COMPREHENSIVE INCOME

     The components of comprehensive income, net of tax, were as follows (in millions):

                                                       Three Months Ended              Nine Months Ended
                                                          September 30,                  September 30,
                                                    -----------------------        -----------------------
                                                      2001           2000            2001            2000
                                                    --------       --------        --------        --------

Net income                                          $    8.0       $   42.1        $   20.6        $  127.1

Foreign currency translation
gains(losses)                                            1.6            0.3             2.9           (12.9)

Unrealized derivative instrument gains (losses)          0.1             -             (8.6)            -

Unrealized gains (losses) on securities:

Unrealized holding gains (losses) arising
during period                                           (1.9)           2.1            (2.3)            3.8

  Less: realized gains
    included in net income                                -              -              1.3             7.4
                                                    --------       --------        --------        --------
                                                        (1.9)           2.1            (3.6)           (3.6)
                                                    --------       --------        --------        --------

Comprehensive income                                $    7.8       $   44.5        $   11.3        $  110.6
                                                    ========       ========        ========        ========

NOTE 7. STOCKHOLDERS' EQUITY

     Allegheny Technologies paid cash dividends of $0.20 per share of common stock in each of the 2001 and 2000 first, second and third quarters.

     The Company's Board of Directors has authorized up to a total of 25 million shares of Allegheny Technologies common stock to be acquired under the Company's stock repurchase program. These shares may be purchased from time-to-time in the open market or in negotiated transactions. In the first nine months of 2001, the Company repurchased 0.2 million shares for $3.0 million under this program. There were no repurchases made during the second and third quarters of 2001. From the inception of the share repurchase program on October 1, 1998 through October 31, 2001, the Company has repurchased 20.5 million shares at a cost of $531.1 million.

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

     Based upon the Company's derivative positions at September 30, 2001, the Company had recognized an unrealized net loss of $8.6 million net of income taxes in stockholders' equity as a component of other comprehensive income. Derivative instruments are principally used by the Company to hedge certain raw material price, energy price and foreign exchange risks. The Company continually monitors the effectiveness of its derivative instruments. For the first nine months of 2001, the Company's loss from hedge ineffectiveness recognized in the statement of net income was immaterial.

NOTE 8.  FINANCIAL INFORMATION FOR SUBSIDIARY AND GUARANTOR PARENT

     The payment obligations under the $150 million 6.95% debentures due 2025 issued by Allegheny Ludlum Corporation (the "Subsidiary") are fully and unconditionally guaranteed by Allegheny Technologies Incorporated (the "Guarantor Parent"). In accordance with positions established by the Securities and Exchange Commission, the following financial information illustrates separately the composition of the Subsidiary, the non-guarantor subsidiaries and the Guarantor Parent. The principal elimination entries eliminate investments in subsidiaries and certain intercompany balances and transactions.

     In 1996, the underfunded defined benefit pension plans of Allegheny Ludlum Corporation were merged with the overfunded defined benefit pension plans of Teledyne, Inc. and Allegheny Technologies became the plan sponsor. As a result, the balance sheets presented for Allegheny Ludlum Corporation and the non-guarantor subsidiaries do not include the Allegheny Technologies net prepaid pension asset or the related deferred taxes. Solely for purposes of this presentation, pension income has been allocated to Allegheny Ludlum Corporation and the non-guarantor subsidiaries to offset pension and postretirement expenses which may be funded with pension assets. This allocated pension income has not been recorded in the financial statements of Allegheny Ludlum Corporation or the non-guarantor subsidiaries. In addition, solely for this presentation, the balance sheets presented for Allegheny Ludlum Corporation and the non-guarantor subsidiaries do not include the post-retirement liabilities or the related deferred taxes. Additionally, management and royalty fees charged to Allegheny Ludlum Corporation and to the non-guarantor subsidiaries by the Guarantor Parent have been excluded solely for purposes of this presentation.

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
September 30, 2001 (unaudited)

--------------------------------------------------------------------------------------------------------------------

                                          Guarantor                  Non-guarantor
(In millions)                                Parent     Subsidiary    Subsidiaries     Eliminations    Consolidated
--------------------------------------------------------------------------------------------------------------------
Assets:
Cash                                       $    1.3       $   12.0       $    24.5      $         -       $    37.8
Accounts receivable                               -          119.1           191.4                -           310.5
Inventories                                       -          269.1           279.1                -           548.2
Deferred income taxes                          77.2              -               -                -            77.2
Prepaid expenses and other current
 assets                                         1.0            9.0            17.5                -            27.5
                                         ---------------------------------------------------------------------------
  Total current assets                         79.5          409.2           512.5                -         1,001.2
Property, plant, and
 equipment, net                                   -          525.7           357.8                -           883.5
Prepaid pension cost                          624.4              -               -                -           624.4
Cost in excess of net
 assets acquired                                  -          113.0            78.1                -           191.1
Other assets                                1,773.8          541.5           340.4        (2,581.0)            74.7
                                         ---------------------------------------------------------------------------
Total assets                               $2,477.7       $1,589.4       $ 1,288.8      $ (2,581.0)       $ 2,774.9
                                         ===========================================================================

Liabilities and
 stockholders' equity:
Current Liabilities:
Accounts payable                           $    1.1       $   91.2       $    84.0      $        -        $   176.3
Accrued liabilities                           399.1           58.7           245.5          (513.2)           190.1
Short-term debt                               375.0            0.5             8.7               -            384.2
                                         ---------------------------------------------------------------------------
Total current liabilities                     775.2          150.4           338.2          (513.2)           750.6
Long term debt                                    -          370.6            29.8          (199.9)           200.5
Accrued post-retirement
 benefits                                     513.4              -               -                -           513.4
Deferred income taxes                         170.9              -               -                -           170.9
Other long-term liabilities                    15.6           26.4            94.9                -           136.9
                                         ---------------------------------------------------------------------------
Total liabilities                           1,475.1          547.4           462.9          (713.1)         1,772.3
                                         ---------------------------------------------------------------------------
Total stockholders' equity                  1,002.6        1,042.0           825.9        (1,867.9)         1,002.6
                                         ---------------------------------------------------------------------------
Total liabilities and
 stockholders' equity                      $2,477.7       $1,589.4       $ 1,288.8      $ (2,581.0)       $ 2,774.9
                                         ===========================================================================

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Income
For the nine months ended September 30, 2001 (unaudited)

--------------------------------------------------------------------------------------------------------------------
                                          Guarantor                  Non-guarantor
(In millions)                                Parent     Subsidiary    Subsidiaries     Eliminations    Consolidated
--------------------------------------------------------------------------------------------------------------------
Sales                                        $    -        $823.6          $811.3         $     -        $ 1,634.9
Cost of sales                                 (24.0)        814.1           640.9               -          1,431.0
Selling and administrative
 expenses                                       6.2          30.1           109.9               -            146.2
Interest expense (income)                      27.2          (0.6)           (3.9)              -             22.7

Other income(expense)
 including equity in income of
 unconsolidated subsidiaries                   53.2             -             0.6           (53.3)             0.5
                                        ----------------------------------------------------------------------------
Income (loss) before income
 taxes                                         43.8         (20.0)           65.0           (53.3)            35.5
Income tax provision (benefit)                 23.2          (4.5)           22.5           (26.3)            14.9
                                        ----------------------------------------------------------------------------
Net income (loss)                            $ 20.6        $(15.5)         $ 42.5         $ (27.0)       $    20.6
                                        ============================================================================



Condensed Statement of Cash Flows
For the nine months ended September 30, 2001 (unaudited)

--------------------------------------------------------------------------------------------------------------------
                                          Guarantor                  Non-guarantor
(In millions)                                Parent     Subsidiary    Subsidiaries     Eliminations    Consolidated
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating
 activities                                  $ 3.5         $106.2          $ 85.7         $(101.0)       $    94.4
                                        ----------------------------------------------------------------------------
Cash flows from investing
 activities                                    7.4          (14.5)          (61.2)           (2.6)           (70.9)
                                        ----------------------------------------------------------------------------
Cash flows from financing
 activities                                  $(9.7)        $(80.2)         $(25.6)        $ 103.6        $   (11.9)
                                        ============================================================================



                      (This space intentionally left blank)

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
December 31, 2000 (unaudited)

--------------------------------------------------------------------------------------------------------------------

                                          Guarantor                  Non-guarantor
(In millions)                                Parent     Subsidiary    Subsidiaries     Eliminations    Consolidated
--------------------------------------------------------------------------------------------------------------------
Assets:
Cash                                       $    0.1       $    0.5       $    25.6      $         -       $    26.2
Accounts receivable                               -          133.8           191.5                -           325.3
Inventories                                       -          321.1           264.6                -           585.7
Deferred income taxes                          61.2              -               -                -            61.2
Prepaid expenses and other current
 assets                                         1.9            8.2            14.3                -            24.4
                                        ----------------------------------------------------------------------------
  Total current assets                         63.2          463.6           496.0                -         1,022.8
Property, plant, and
 equipment, net                                   -          556.6           315.4                -           872.0
Prepaid pension cost                          593.6              -               -                -           593.6
Cost in excess of net
 assets acquired                                  -          115.7            78.8                -           194.5
Other assets                                1,811.8          509.1           349.3        (2,576.9)            93.3
                                        ----------------------------------------------------------------------------
Total assets                               $2,468.6       $1,645.0       $ 1,239.5      $ (2,576.9)       $ 2,776.2
                                        ============================================================================

Liabilities and
 stockholders' equity:
Current Liabilities:
Accounts payable                           $    2.6       $   83.8       $    82.9      $         -       $   169.3
Accrued liabilities                           385.4           55.4           199.0          (448.8)           191.0
Short-term debt                                50.0            0.5             2.7                -            53.2
                                        ----------------------------------------------------------------------------
Total current liabilities                     438.0          139.7           284.6          (448.8)           413.5
Long term debt                                287.0          403.0            32.7          (232.1)           490.6
Accrued post-retirement
 benefits                                     525.9              -               -                -           525.9
Deferred income taxes                         158.7              -               -                -           158.7
Other long-term liabilities                    19.8           28.2           100.3                -           148.3
                                        ----------------------------------------------------------------------------
Total liabilities                           1,429.4          570.9           417.6          (680.9)         1,737.0
                                        ----------------------------------------------------------------------------
Total stockholders' equity                  1,039.2        1,074.1           821.9        (1,896.0)         1,039.2
                                        ----------------------------------------------------------------------------
Total liabilities and
 stockholders' equity                      $2,468.6       $1,645.0       $ 1,239.5      $ (2,576.9)       $ 2,776.2
                                        ============================================================================


Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Income
For the nine months ended September 30, 2000 (unaudited)

--------------------------------------------------------------------------------------------------------------------

                                          Guarantor                  Non-guarantor
(In millions)                                Parent     Subsidiary    Subsidiaries     Eliminations    Consolidated
--------------------------------------------------------------------------------------------------------------------
Sales                                       $    -      $ 1,112.8         $ 762.9         $     -        $ 1,875.7
Cost of sales                                (42.1)         979.2           578.9               -          1,516.0
Selling and administrative
 expenses                                     10.7           35.6           102.7               -            149.0
Interest expense (income)                     31.5           (1.9)           (4.3)                            25.3
Other income(expense)
 including equity in income of
 unconsolidated subsidiaries                 207.8              -            14.7          (207.8)            14.7
                                        ----------------------------------------------------------------------------
Income (loss) before income
 taxes                                       207.7           99.9           100.3          (207.8)           200.1
Income tax provision
 (benefit)                                    80.6           40.1            32.3           (80.0)            73.0
                                        ----------------------------------------------------------------------------
Net income                                  $127.1      $    59.8         $  68.0         $(127.8)       $   127.1
                                        ============================================================================



Condensed Statement of Cash Flows
For the nine months ended September 30, 2000 (unaudited)

--------------------------------------------------------------------------------------------------------------------

                                          Guarantor                  Non-guarantor
(In millions)                                Parent     Subsidiary    Subsidiaries     Eliminations    Consolidated
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating
 activities                                 $  22.6       $ 132.8         $ 213.6          $(318.3)         $ 50.7
                                        ----------------------------------------------------------------------------
Cash flows from investing
 activities                                   (2.9)         (19.4)          (27.0)            (8.0)          (57.3)
                                        ----------------------------------------------------------------------------
Cash flows from financing
 activities                                 $(19.6)       $(105.7)        $(201.5)         $ 326.3          $ (0.5)
                                        ----------------------------------------------------------------------------

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

     At September 30, 2001, the Company's reserves for environmental investigation and remediation obligations totaled approximately $49.1 million, of which approximately $8.0 million was included in other current liabilities. The reserve includes estimated probable future costs of $21.4 million for federal Superfund and comparable state-managed sites; $3.5 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $14.5 million for owned or controlled sites at which Company operations have been discontinued; and $9.7 million for sites utilized by the Company in its ongoing operations. The Company is evaluating whether it may be able to recover a portion of future costs for environmental liabilities from third parties other than participating potentially responsible parties.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Allegheny Technologies Incorporated is one of the largest and most diversified producers of specialty materials in the world. It operates in the following three business segments, which accounted for the following percentages of total sales for the first nine months of 2001 and 2000:

                                                    2001            2000
                                                    ----            ----

                 Flat-Rolled Products                51%             60%
                 High Performance Metals             36%             29%
                 Industrial Products                 13%             11%

     For the first nine months of 2001, operating profit was $45.7 million compared to $175.2 million for the same 2000 period. Sales decreased 13 percent to $1,634.9 million for the first nine months of 2001 compared to $1,875.7 million for the same 2000 period.

     Net income was $20.6 million, or $0.26 per diluted share, for the first nine months of 2001 compared to $127.1 million, or $1.52 per diluted share, for the first nine months of 2000. Net income for the first nine months of 2001 included an after-tax write-off of $3.4 million, or $0.04 per share, for the Company's minority investment in the e-Business site, MetalSpectrum, which terminated operations during the second quarter of 2001. Net income for the first nine months of 2000 was increased by $5.0 million, or $0.06 per share, due to a gain recognized on the sale of a minority interest in Gul Technologies Singapore Ltd., partially offset by a charge for exiting the tungsten mill products business of Metalworking Products.

     The Company realized $79.1 million in cost reductions during the first nine months of 2001, including $35.0 million in the 2001 third quarter. The Company has targeted $110.0 million of cost reductions for 2001.

     Sales and operating profit for the Company's three business segments are discussed below.


FLAT-ROLLED PRODUCTS SEGMENT

     Flat-Rolled Products segment sales for the third quarter declined 21 percent to $281.9 million, compared to $356.5 million in the third quarter of 2000. The segment also reported a third quarter 2001 operating loss of $6.0 million compared to an operating profit of $32.4 million in the same year-ago period. Higher energy costs on a volume-adjusted basis reduced operating profit by $5.4 million during the third quarter compared to the third quarter of 2000. Operating profit was reduced by $3.4 million in the quarter as accounts receivable reserves were adjusted due to the uncertain economy and reduced availability of credit.

     For the first nine months of 2001, the segment reported an operating loss of $22.7 million compared to an operating profit of $103.8 million for the first nine months of 2000. Sales decreased 25 percent to $840.4 million for the first nine months of 2001 from the comparable 2000 period. The decrease in sales and operating profit was primarily due to weak demand and lower prices. The impact to operating profit was partially offset by ongoing cost reductions in the segment's Allegheny Ludlum ("Allegheny Ludlum") operation, including a 10 percent salaried workforce reduction that was completed in the first quarter of 2001.

     The average price of flat-rolled products in the third quarter 2001 decreased by 10 percent to $2,151 per ton compared to $2,380 per ton in the same 2000 period. Total tons shipped in the third quarter of 2001 declined by 13% to 129,978 tons compared to shipments of 149,080 tons for the same period of 2000. General-purpose product shipments in the segment (including stainless steel hot roll and cold roll sheet, stainless steel plate and silicon electrical steel, among other products) decreased 13 percent compared to the third quarter 2000. Average prices for general-purpose products decreased 15 percent during the same period. This decrease was primarily due to continued weak demand for stainless steel sheet and plate due to the weak U.S. industrial economy. High-value product shipments in the segment (including strip, Precision Rolled Strip(R), super stainless steel, and high temperature alloy products) decreased 12 percent compared to the 2000 third quarter, while average prices for high-value products decreased 3 percent. Certain of these high-value products, particularly Precision Rolled Strip(R) products, are used largely in the automotive industry, which has also been impacted by the weak U.S. economy.

     The average price of flat-rolled products for the first nine months of 2001 decreased by 8 percent to $2,194 per ton compared to $2,372 per ton in the same 2000 period. Total tons shipped in the first nine months of 2001 declined by 19% to 382,091 tons compared to shipments of 472,256 tons for the same period of 2000. General-purpose product shipments in the segment decreased 22 percent compared to the first nine months of 2000. Average prices for general-purpose products decreased 15 percent during the same period. High-value product shipments in the segment decreased 11 percent compared to the first nine months of 2000, while average prices for high-value products decreased 1 percent during the same period.

     On October 22, 2001, the Company announced that it would indefinitely idle the melt and associated service operations located at its Houston, PA facility. The idling is expected to be completed by December 31, 2001, and will impact approximately 220 employees. The Company plans to continue to operate the Steckel mill located at this facility. The Company is currently evaluating whether to permanently idle this facility and such a decision, if made, may result in a special charge that would be material to the Company's operations in the quarter the charge is taken.


HIGH PERFORMANCE METALS SEGMENT

     Third quarter results benefited from continued strong shipments for high-value products to the aerospace, electrical energy, and oil and gas markets. Sales increased nearly 2 percent to $188.6 million and operating profit was essentially flat compared to the same period last year due to $3.2 million in higher energy costs and the labor strike at Wah Chang.

     On September 4, 2001, the USWA employees at the Wah Chang facility, located in Albany, Oregon, called a strike after the union membership failed to ratify the proposed contract. While the Company and the USWA continue discussions, the Company has implemented a phased-in restart of the plant with management and salaried employees and replacement workers. The Wah Chang facility is involved in the production of exotic alloys including zirconium and niobium and the strike does not impact other Company operations.

     Shipments of nickel-based and specialty steel products grew 15 percent and average prices increased 5 percent compared to the prior-year period. Shipments of titanium products decreased 1 percent, but prices increased 6 percent. Due in part to the labor strike, shipments of exotic alloys declined 37 percent; however, average prices were 2 percent higher.

     Operating profit for the first nine months of 2001 increased 7 percent to $56.4 million from $52.7 million in the same year-ago period. Sales for the first nine months of 2001 increased 7 percent to $583.5 million compared to the prior year period. For the first nine months of 2001, shipments of nickel-based and specialty steel products grew by 12 percent and average prices increased 8 percent compared to the prior year period. Shipments of titanium products for the first nine months of 2001 increased 6 percent and prices increased 2 percent.

     Higher energy costs in 2001 particularly affected the segment's Wah Chang facility located in Oregon where the Company has constructed an electrical power cogeneration system to help alleviate this cost issue. This system, which cost $14.6 million, began operating in late June 2001. As a result of this system and overall lower purchased electricity costs, the Company expects to realize lower and less volatile energy costs.

     Certain comparative information on the segment's major products is provided in the following table:


                                                        Three Months Ended
                                                           September 30,
                                                    --------------------------     Percent
                                                      2001              2000        Change
                                                    --------------------------------------
Volume (000's pounds):
 Nickel-based and specialty steel alloys             12,783             11,147          15
 Titanium mill products                               5,960              6,027          (1)
 Exotic alloys                                          632              1,002         (37)

Average prices (per pound):
 Nickel-based and specialty steel alloys            $  6.23           $   5.92           5
 Titanium mill products                             $ 11.53           $  10.88           6
 Exotic alloys                                      $ 38.66           $  37.95           2

                                                        Nine Months Ended
                                                           September 30,
                                                    --------------------------     Percent
                                                      2001              2000        Change
                                                    --------------------------------------
Volume (000's pounds):
 Nickel-based and specialty steel alloys             39,040             34,906          12
 Titanium mill products                              17,851             17,410           3
 Exotic alloys                                        2,493              2,887         (14)

Average prices (per pound):
 Nickel-based and specialty steel alloys            $  6.29           $   5.81           8
 Titanium mill products                             $ 11.69           $  11.22           4
 Exotic alloys                                      $ 34.04           $  34.59          (2)


INDUSTRIAL PRODUCTS SEGMENT

     As a result of generally weak demand, sales decreased 4 percent and operating profit decreased 47 percent to $2.5 million compared to the same period for 2000. For the first nine months of 2001, operating profit decreased to $12.0 million compared to $18.7 million for the first nine months of 2000. Sales for the first nine months of 2001 were flat compared to the prior year.


CORPORATE ITEMS

     Corporate expenses decreased 14 percent to $5.7 million for the 2001 third quarter and decreased 12 percent to $19.7 million for the first nine months of 2001, compared to the respective 2000 periods, due to continued cost reductions. Net interest expense decreased to $7.1 million for the 2001 third quarter from $11.0 million for the 2000 third quarter. Net interest expense decreased to $22.7 million for the first nine months of 2001 compared to $25.3 million for the first nine months of 2000. The decrease in interest expense primarily was due to lower interest rates and lower debt. Excess pension income decreased to $10.1 million for the 2001 third quarter and decreased to $43.0 million for the first nine months of 2001 compared to $27.3 million and $72.6 million in the same 2000 periods, respectively, reflecting the carry-forward impact of lower investment returns in 2000 and increased liabilities as a result of pension benefit enhancements, primarily associated with new labor agreements that went into effect at the end of June 2001.

     Non-cash excess pension income is expected to be approximately $10 million in fourth quarter of 2001 and approximately $53 million for 2001. With the decline in the U.S. equities market in 2001 to date, it is anticipated that non-cash excess pension income for 2002 will be substantially lower than excess pension income in 2001 and could result in an overall non-cash pension expense, including retiree health care benefit expenses for 2002.


SPECIAL ITEMS

     The 2001 second quarter results include an after-tax special item of $3.4 million, or $0.04 per share, related to the write-off of the Company's minority investment in the e-Business site, MetalSpectrum, which terminated operations during the second quarter of 2001. This amount was included in other income (expense). There were no special items in the third quarter of 2001.

     The 2000 first quarter results include after-tax special items of $5.0 million, or $0.06 per share. These items include a gain on the sale of a minority interest in Gul Technologies Singapore Ltd., included in other income, partially offset by a charge for exiting the tungsten mill products business of Metalworking Products included in cost of sales. There were no special items in the third quarter of 2000.


INCOME TAXES

     The Company's effective tax rate was 42.0 percent and 44.8 percent for the first nine months of 2001 and for the 2001 third quarter, respectively, compared to 36.5 percent and 36.5 percent for the same periods in 2000. The increase in the effective tax rate was primarily due to a change in the deferred state tax rate affecting cumulative temporary differences and the impact of lower income before income taxes.


FINANCIAL CONDITION AND LIQUIDITY

     During the nine months ended September 30, 2001, cash generated from operations of $94.4 million and proceeds from the net increase in debt of $39.0 million were used to pay dividends of $48.1 million, invest $78.3 million in capital equipment and business expansion, primarily in the High Performance Metals Segment, and repurchase shares of $3.0 million. The Company had a cash position of $37.8 million at September 30, 2001.

     Working capital decreased to $250.6 million at September 30, 2001 compared to $609.3 million at December 31, 2000. The current ratio decreased to 1.3 from
2.5 in this same period. The change in working capital and current ratio at September 30, 2001 compared to December 31, 2000 was primarily due to the reclassification of long-term borrowings under the Company's commercial paper program to short-term, as these borrowings, and the Company's primary bank credit facility, will mature in less than one year.

     The Company's defined benefit pension plan is fully funded with assets in excess of the projected benefit obligation. Under current Internal Revenue Code provisions, certain amounts that the Company pays for retiree health care benefits may be reimbursed annually from the excess pension plan assets. During the 2001 second quarter, the Company recovered $35.0 million under these provisions. While not affecting reported operating profit, cash flow from operations increased by the recovered amount. The ability for the Company to be reimbursed for retiree medical costs in future years is dependent upon the level of pension surplus, as computed under the code provisions of the Internal Revenue Service, as of the beginning of each year. The level of pension surplus, the value of pension assets less pension obligations, changes constantly due to the volatility of pension asset investments. Due to the decline in the U.S. equities market in 2001 to date, it is uncertain if the Company will be able to be reimbursed for retiree medical costs in 2002.

     Accounting standards require a minimum pension liability be recorded if the value of pension assets are less than the accumulated pension benefit obligation
(ABO) at the end of the year. Based upon the value of pension assets as of September 30, 2001, the Company would not be required to record such a minimum pension liability. However, if the value of pension assets were to decline to level below the ABO, the Company would record a minimum pension liability and record a charge to shareholders' equity for the value of the prepaid pension asset, currently recognized on the balance sheet, and the required minimum pension liability, net of deferred taxes.

     Capital expenditures for 2001 are expected to approximate between $100.0 million to $110.0 million, of which $78.3 million had been expended through September 30, 2001.

     On September 11, 2001, a regular quarterly dividend of $0.20 per share of common stock was paid to stockholders of record at the close of business on August 27, 2001. On November 8, 2001, the Board of Directors declared a regular quarterly dividend of $0.20 per share of common stock. The dividend will be paid on December 11, 2001 to stockholders of record at the close of business on November 26, 2001.

     The Company's Board of Directors has authorized up to a total of 25 million shares of Allegheny Technologies common stock to be acquired under the Company's stock repurchase program. The shares may be purchased from time-to-time in the open market or in negotiated transactions. In the first nine months of 2001, the Company repurchased approximately 0.2 million shares for $3.0 million under this program. There were no repurchases made during the second and third quarters of 2001. From the inception of the share repurchase program on October 1, 1998 through October 31, 2001, the Company has repurchased 20.5 million shares at a cost of $531.5 million.

     The Company believes that internally generated funds, current cash on hand and borrowings from existing credit lines and its commercial paper program will be adequate to meet foreseeable needs. The Company may choose, however, to issue additional debt depending on market conditions.


NEW ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement is effective for fiscal years beginning after December 15, 2001. This statement supercedes SFAS 121, while retaining many of the requirements of that statement. Under SFAS 144, assets held for sale will be included in discontinued operations if the operations and cash flows will be or have been eliminated from continuing operations of the entity and the entity will not have any significant continuing involvement in the operations of the Company. The Company intends to adopt this new statement effective January 1, 2002.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS

142"). These statements change the accounting for business combinations, goodwill, and intangible assets.

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

September 11 Events

     According to published reports, the terrorist attack on September 11, 2001 has had an adverse effect on the U.S. and other economies and other acts of violence or war could further exacerbate prevailing recessionary trends. As a result, demand for our products, and our profitability, could decline, perhaps significantly. In particular, the September 11 hijacked commercial airline attacks have resulted in sharply reduced air travel, which has led to curtailed or delayed new plane orders and the idling of large portions of the fleets of commercial airlines. A significant portion of the sales of our High Performance Metals Group products are made to customers in the aerospace industry, and we expect that reduced orders from those customers are likely to adversely affect our results of operations.

Energy Costs

     Prices and availability of energy resources are subject to market conditions. These market conditions are often affected by political and economic factors that are outside of the Company's control. While the volatile energy markets have begun to stabilize, energy costs remain a risk for the Company. These factors, among other things, may contribute to increased production costs that could have a material impact on the results of operations of the Company. The Company is evaluating energy factors with regard to production costs, including cost containment and control of energy consumption. The Company has completed construction of an electrical power cogeneration system designed to reduce costs and cost volatility at the Wah Chang facility located in Oregon.

     The Company may also periodically apply natural gas surcharges to certain of its products. The Company's ability to implement or maintain energy surcharges depends on market conditions, including pricing by foreign competitors.


Costs and Pricing

     Although inflationary trends in recent years have been moderate, during the same period certain critical raw material costs, such as nickel and scrap containing nickel, have been volatile. The Company primarily uses the last-in, first-out method of inventory accounting that reflects current costs in the cost of products sold. The Company considers these costs, the increasing costs of equipment and other costs in establishing its sales pricing policies and has instituted raw material surcharges on certain of its products to the extent permitted by competitive factors in the marketplace. The Company continues to emphasize cost reductions and containment in all aspects of its business.

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

Labor Matters

     The Company has more than 11,000 employees. Approximately 48 percent of the Company's workforce is represented under various collective bargaining agreements, principally with the United Steelworkers of America ("USWA"), including: approximately 4,000 Allegheny Ludlum production and maintenance employees covered by collective bargaining agreements between Allegheny Ludlum and the USWA, which are effective through June 2007; approximately 300 Oremet employees covered by a collective bargaining agreement with the USWA which are effective through June 2007; and approximately 700 Wah Chang employees covered by a collective bargaining agreement with the USWA which the USWA terminated as of January 28, 2001.

     On September 4, 2001, the USWA employees at the Wah Chang facility, located in Albany, Oregon, called a strike after the union membership failed to ratify the proposed contract. While the Company and the USWA continue discussions, the Company has implemented a phased-in restart of the plant with management and salaried employees and replacement workers. The Wah Chang facility is involved in the production of exotic alloys including zirconium and niobium and the strike does not impact other Company operations.

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

     The costs associated with new ratified labor agreements covering Allegheny Ludlum and Oremet employees represented by the USWA including the effect on excess pension income are reflected in results of operations commencing with the third quarter of 2001.

     On October 22, 2001, the Company announced that it would indefinitely idle the melt and associated service operations located at its Houston, PA facility. The idling is expected to be completed by December 31, 2001, and will impact approximately 220 employees. The Company plans to continue to operate the Steckel mill located at this facility. The Company is currently evaluating whether to permanently idle this facility and such a decision, if made, may result in a special charge that would be material to the Company's operations in the quarter the charge is taken.

Environmental

     The Company is subject to various domestic and international environmental laws and regulations which require that it investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including sites at which the Company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, and comparable state laws. The Company is currently involved in the investigation and remediation of a number of sites under these laws. The Company's reserves for environmental remediation totaled approximately $49.1 million at September 30, 2001. Based on currently available information, management does not believe that future environmental costs in excess of those accrued with respect to sites with which the Company has been identified are likely to have a material adverse effect on the Company's financial condition or liquidity. The resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period. In addition, there can be no assurance that additional future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on the Company's financial condition or results of operations.

     With respect to proceedings brought under the federal Superfund laws, or similar state statutes, the Company has been identified as a potentially responsible party at approximately 31 of such sites, excluding those at which it believes it has no future liability. The Company's involvement is very limited or de minimis at approximately 12 of these sites, and the potential loss exposure with respect to any of the remaining 19 individual sites is not considered to be material.

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


FORWARD-LOOKING AND OTHER STATEMENTS

     From time to time, the Company has made and may continue to make "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Certain forward-looking statements are contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 9 to the consolidated financial statements of the Company, which represent the Company's expectations or beliefs concerning various future events, unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control. Forward-looking statements include those statements related to anticipated business, economic, and market conditions, including energy market conditions and actions taken to respond to these conditions, product demand, sales, shipments, prices and price competitiveness, operating profit and earnings, financial performance and growth, energy costs and energy conservation, cost reductions and anticipated cost savings, the effects of the cogeneration system constructed at Wah Chang, sale of excess power, working capital reductions, cash conservation, dividends, commodity stainless steel service center inventory levels, financial strength, cash flow and initiatives to improve cash flow, capital expenditures and other investments, the benefits and effects of new and tentative labor agreements, ongoing labor strike, the idling of the Houston facility, projected pension income, including non-cash excess pension income and reimbursement of retiree health care expenditures. Such forward-looking statements are based on management's current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company's actual results or performance to materially differ from any future results or performance expressed or implied by such statements. These statements are based on current expectations that involve a number of risks and uncertainties, including those described under the captions: "Other Matters - September 11 Events," "Other Matters - Energy Costs," "Other Materials - Costs and Pricing," "Other Matters - Labor Matters," "Other

Matters - Environmental" and "Other Matters - Government Contracts." Actual results or performance may differ materially from any future results or performance anticipated based on management's current expectations contained in such forward-looking statements. Additional risk factors are described from time to time in the Company's filings with the Securities and Exchange Commission, including its Report on Form 10-K for the year ended December 31, 2000 and its quarterly reports on Form 10-Q. The Company assumes no duty to update its forward-looking statements.

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

     Allegheny Technologies has guaranteed the outstanding $150 million Allegheny Ludlum fixed rate 6.95 percent debentures due in 2025. In a period of declining interest rates, the Company faces the risk of required interest payments exceeding those based on the then current market rate. To mitigate interest rate risk, the Company attempts to maintain a reasonable balance between fixed and variable rate debt to keep financing costs as low as possible.

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



                       ALLEGHENY TECHNOLOGIES INCORPORATED
                                  (REGISTRANT)





Date: November 14, 2001                   By /s/ R.J. Harshman
                                             ---------------------------------
                                             Richard J. Harshman
                                             Vice President, Finance and
                                             Chief Financial Officer
                                             (Principal Financial Officer and
                                             Duly Authorized Officer)



Date: November 14, 2001                   By /s/ D.G. Reid
                                             ---------------------------------
                                             Dale G. Reid
                                             Vice President, Controller and
                                             Chief Accounting Officer
                                             (Principal Accounting Officer)