Form 10-K405
period 2001-12-31
ALLEGHENY TECHNOLOGIES INC
filed 2002-03-15
CIK 1018963

                                                                          2001
==============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ------------------------------

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

===============================================================================
Title of each class                  Name of each exchange on which registered
-------------------------------------------------------------------------------
Common Stock, $0.10 Par Value        New York Stock Exchange
Preferred Stock Purchase Rights      New York Stock Exchange
===============================================================================

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        At March 11, 2002, the Registrant had outstanding 80,568,079 shares of its Common Stock. The aggregate market value of the Registrant's voting stock held by non-affiliates at that date was approximately $1.28 billion, based on the closing price per share of Common Stock on that date of $16.75 as reported on the New York Stock Exchange. Shares of Common Stock known by the Registrant to be beneficially owned by directors of the Registrant and officers of the Registrant subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are not included in the computation. The Registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Exchange Act.

                       Documents Incorporated By Reference

Selected portions of the 2001 Annual Report to Stockholders - Part I, Part II and Part IV of this Report.

Selected portions of the Proxy Statement for 2002 Annual Meeting of Stockholders
- Part III of this Report. The information included in the Proxy Statement as required by paragraphs (a) and (b) of Item 306 of Regulation S-K and paragraphs
(k) and (l) of Item 402 of Regulation S-K is not incorporated by reference in this Form 10-K.

================================================================================

                                      INDEX

                                                                                       PAGE
                                                                                      NUMBER
                                                                                      ------
PART I....................................................................................3

         Item 1.  Business................................................................3

         Item 2.  Properties.............................................................12

         Item 3.  Legal Proceedings......................................................14

         Item 4.  Submission of Matters to a Vote of Security Holders....................16

PART II ................................................................................ 17

         Item 5.  Market for Registrant's Common Equity and Related
                       Stockholder Matters...............................................17

         Item 6.  Selected Financial Data................................................17

         Item 7.  Management's Discussion and Analysis of Financial Condition
                       and Results of Operations.........................................17

         Item 7A. Quantitative and Qualitative Disclosures About Market Risk.............17

         Item 8.  Financial Statements and Supplementary Data............................17

         Item 9.  Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure...............................17

PART III ................................................................................17

         Item 10. Directors and Executive Officers of the Registrant.....................17

         Item 11. Executive Compensation.................................................18

         Item 12. Security Ownership of Certain Beneficial Owners and
                       Management........................................................18

         Item 13. Certain Relationships and Related Transactions.........................18

PART IV ................................................................................ 18

         Item 14. Exhibits, Financial Statement Schedules, and Report on Form 8-K........18

SIGNATURES...............................................................................19

EXHIBIT INDEX............................................................................20

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

         Allegheny Technologies Incorporated is one of the largest and most diversified specialty materials producers in the world. The Company uses innovative technologies to offer growing global markets a wide range of specialty materials. High-value products include super stainless steel, nickel-based and cobalt-based alloys and superalloys, titanium and titanium alloys, specialty steels, tungsten materials, exotic alloys, which include zirconium, hafnium and niobium, and highly engineered strip and Precision Rolled Strip(R) products. In addition, we produce commodity specialty materials such as stainless steel sheet and plate, silicon electrical and tool steels, and forgings and castings. The Company operates in the following three business segments, which accounted for the following percentages of total revenues of $2.13 billion, $2.46 billion, and $2.30 billion for the years ended December 31, 2001, 2000 and 1999, respectively:

                                          2001         2000           1999
                                          ----         ----           ----
        Flat-Rolled Products               51%          59%            56%
        High Performance Metals            36%          30%            32%
        Industrial Products                13%          11%            12%

Business segment information presented for 1999 has been restated to conform with the 2000 and 2001 presentations. Additional financial information with respect to the Company's business segments, including their contributions to operating profit and their identifiable assets, for the three years ended December 31, 2001, is presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations" on pages 9 through 13 of the 2001 Annual Report to Stockholders (the "2001 Annual Report") and in Note 10 of the Notes to Consolidated Financial Statements on pages 41 through 43 of the 2001 Annual Report and is incorporated herein by reference.

         Allegheny Technologies Incorporated is a Delaware corporation with its principal executive offices located at 1000 Six PPG Place, Pittsburgh, Pennsylvania 15222-5479, telephone number (412) 394-2800. References to "Allegheny Technologies," the "Company" or the "Registrant" mean Allegheny Technologies Incorporated and its subsidiaries, unless the context otherwise requires.

OUR BUSINESS

         Specialty materials play a significant role in our lives. Allegheny Technologies is a world leader in the manufacture of high value and commodity specialty products. Our high value products accounted for 71% of total sales in 2001 and our commodity products accounted for 29% of total sales in 2001. Specialty materials are produced in a variety of forms, including sheet, strip, foil, plate, slab, ingot, billet, bar, rod, wire, coil, tubing, and shapes, and are selected for use in environments that demand materials having exceptional hardness, toughness, strength, resistance to heat, corrosion or abrasion, or a combination of these characteristics. Common end uses of our products include jet engines, air frames, electrical energy production and generation, automotive, chemical processing, oil and gas, construction and mining, machine and cutting tools, appliances and food equipment, transportation and medical equipment and implants.

Flat-Rolled Products Segment

        The Company produces, converts and distributes stainless steel, nickel-based alloys and superalloys, and titanium and titanium-based alloys, in sheet, strip, plate and foil, and Precision Rolled Strip(R) products, as well as silicon electric steels and tool steels. Our Flat-Rolled Products segment consists of Allegheny Ludlum, Allegheny Rodney, Rome Metals and Allegheny Ludlum's 60% interest in the Chinese joint venture company known as Shanghai STAL Precision Stainless Steel Company Limited ("STAL"), which commenced commercial production in 2000. The remaining 40% interest in STAL is owned by the Baosteel Group, a state authorized investment company whose equity securities are publicly traded in the People's Republic of China.

        As compared with carbon steel, stainless steel and nickel-based alloys contain elements such as chromium, nickel and molybdenum for strength and corrosion and heat resistance; titanium and titanium-based alloys provide higher strength-to-weight ratios and are corrosion-resistant; tool steel alloys, which contain more carbon than stainless steel, include tungsten, molybdenum and other metals to make them both hard and malleable; and electrical steel contains silicon to minimize electrical energy loss when in use. We offer these flat-rolled products in a broad selection of grades, sizes and finishes designed to meet international specifications. Finishing capabilities include plasma arc cutting, shearing, abrasive cutting, sawing and machining. We provide technical support for material selection. Our wide array of alloys and product forms provides customers with choices from which to select the optimum alloy for their application.

         Sheet. Stainless steel, nickel-based alloy and titanium alloy sheet products are used in a wide variety of consumer and industrial applications such as food preparation, appliance, automotive, aerospace and medical applications that require cleanability, fabricability and corrosion resistance. Approximately 70% by volume of the Company's sheet products are sold to service centers, which have slitting, cutting or other processing facilities, with the remainder sold directly to end-use customers.

         Strip. Stainless steel, nickel-based alloy and titanium alloy strip products are used in a variety of consumer and industrial products and a wide range of automotive components. We also offer very thin Precision Rolled Strip(R) products which range from 0.015 inch to less than 0.0015 inch (0.38 -
0.038 mm) thick. Our Precision Rolled Strip(R) products include stainless steel, nickel-based alloys, titanium and titanium alloys, and carbon steel that are used by customers to fabricate a variety of different products ranging from automobile components to photographic, computer, building and construction and consumer products. Approximately 49% by volume of the Company's strip products are shipped directly to end-use customers, with the remainder to service centers, including the Company's own distribution network for flat-rolled strip materials.

         Plate. Stainless steel, nickel-based alloy and titanium alloy plate products are primarily used in industrial equipment that requires cleanability or corrosion-resistant capabilities such as pollution control scrubbers, food processing equipment, pulp and paper equipment, chemical processing equipment, power generation equipment and aerospace applications. We process and distribute stainless steel and nickel alloy plate and titanium and titanium alloy plate products in a wide variety of grades and gauges. Approximately 75% by volume of our plate products are sold to service centers, with the remainder sold directly to end-use customers.

         Silicon Electric Steel. The Company's grain-oriented silicon electrical steel products are used generally in applications in which electrical conductivity and magnetic properties are important. These products are sold directly to end-use customers, including manufacturers of transformers and communications equipment.

High Performance Metals Segment

         The Company's High Performance Metals segment produces, converts and distributes a wide range of high performance alloys, including nickel- and cobalt-based alloys and superalloys, titanium and titanium-based alloys, exotic alloys such as zirconium, hafnium, niobium, tantalum, and their related alloys, and other specialty materials, primarily in slab, ingot, billet, bar, rod, wire, coil and seamless tube forms, and zirconium chemicals. Our High Performance Metals segment consists of Allvac, Allvac Ltd (U.K.) and Wah Chang.

         Nickel-, Cobalt- and Titanium-Based Alloys and Superalloys. Our nickel-, iron-, cobalt- and titanium-based alloys and superalloys are engineered to retain exceptional strength and corrosion resistance at temperatures through 2,000 degrees Fahrenheit (1,093 degrees Celsius) and are used in critical, high-stress applications. These products are designed for the high performance requirements of aerospace, oil and gas, power generation, chemical processing, transportation, biomedical, marine and nuclear industries. The Company permanently idled its high cost titanium sponge facility in the first half of 2001. The Company now purchases titanium sponge in the open market.

         Exotic Alloys - Zirconium, Hafnium, Niobium and Tantalum. We are a leading U.S. producer of zirconium, a highly corrosion-resistant metal that is transparent to neutrons. Zirconium is used for fuel tubes and structural parts in nuclear power reactors and for corrosion-resistant chemical industry applications, and is also used in the jewelry and personal hygiene industries. Hafnium, derived as a by-product of zirconium, is principally used for control rods in nuclear reactors due to its ability to absorb neutrons, and as an alloying addition in aerospace applications. The Company also produces niobium, also known as columbium, in various forms and alloys. The higher quality grades the Company produces are used as an alloying addition in superalloys for jet engines and for aerospace applications such as rocket and fuel nozzles. Niobium and related alloys are used in applications requiring superconducting characteristics for high-strength magnets, including in medical devices for body-scanning, accelerators for high-energy physics, and fusion energy projects for the generation of electricity. The Company also produces tantalum, one of the most corrosion-resistant metals, which is used for medical implants, chemical process equipment and aerospace engine components.

Industrial Segment

         The Industrial Products segment's principal business includes the production of tungsten powder, tungsten heavy alloys, tungsten carbide materials and carbide cutting tools. The segment also produces large grey and ductile iron castings and carbon alloy steel forgings. The companies in this segment are Metalworking Products, Casting Service and Portland Forge.

         Cutting Tools and Tungsten Carbide Products. The Company produces a line of sintered tungsten carbide products that approach diamond hardness for the metalworking, mining, oil and gas, and other industries requiring tools with extra hardness. Cemented carbide products, which may be coated or uncoated, are used as super-hard cutters in the high-speed machining and cutting of steel, high temperature alloys and other applications where hardness and wear resistance are important. Technical developments related to ceramics, coatings and other disciplines are incorporated in these products.

         The Company also produces tungsten for worldwide markets, starting with numerous and varied tungsten-bearing raw materials and resulting in tungsten and tungsten carbide powders. Previously used cemented carbide parts are also recycled into tungsten carbide powder.

         Forgings and Castings. The Company forges carbon alloy steels into finished forms that are used in a diverse number of industries. With the latest screw-type forging presses, the Company produces carbon alloy steel forgings in sizes ranging from one pound to more than 200 pounds.

         The Company also casts grey and ductile iron metals in sizes ranging from 1,000 pounds to 160,000 pounds and in forms ranging from diesel locomotive engine blocks to housings and parts for power generation equipment, tools, and automobiles.

CAPITAL INVESTMENTS

         The current 2002 capital expenditure plan is approximately $50 million for operational necessities and for completion of capital programs which commenced in 2001.

COMPETITION

         Markets for the Company's products and services in each of its principal business segments are highly competitive. The Company competes with many manufacturers which, depending on the product involved, range from large diversified enterprises to smaller companies specializing in particular products. Factors that affect the Company's competitive posture are the quality of its products, services and delivery capabilities, its capabilities to produce a wide range of specialty materials in various unique grades, alloys and product forms, its technology capabilities including its research and development efforts, and its marketing strategies and price.

         Our companies face competition from domestic and foreign competitors, a number of which are government subsidized. In 1999, the United States imposed antidumping and countervailing duties on dumped and subsidized imports of stainless steel sheet and strip in coils and stainless steel plate in coils from companies in ten foreign countries. Current administrative reviews by the U.S. Commerce Department are revising the findings at lower duty rates. The Company continues to monitor unfairly traded imports from foreign producers for appropriate action.

         On March 5, 2002, President Bush announced a decision imposing tariffs on certain steel imports resulting from his June 5, 2001 order for an investigation by the U.S. International Trade Commission ("ITC") under Section 201 of the 1974 Trade Act ("Section 201") related to certain specialty steel products. Section 201 allows the President to restrict imports or impose tariffs on imports that are seriously injuring a domestic industry. Specialty steel products under investigation for the years 1996 through 2000 include stainless steel bar, rod and wire, and tool steel. The ITC found that certain imported products were seriously injuring the domestic industry and in December 2001 made its recommendations to the President for consideration. The Company believes that this decision has minimal impact on its business because of limited applicability to the Company's products.

RAW MATERIALS AND SUPPLIES

         Substantially all parts and materials required in the manufacture of the Company's products are available from more than one supplier and the sources and availability of raw materials essential to its businesses are adequate.

         The principal materials used by the Company in the production of its specialty materials are scrap (including nickel-, chromium-, titanium- and molybdenum-bearing scrap), nickel, titanium sponge, zirconium sand and sponge, ferrochromium, ferrosilicon, molybdenum and molybdenum alloys, ammonium paratungstate, manganese and manganese alloys, cobalt, niobium and other alloying materials.

         Purchase prices of certain critical raw materials are volatile. As a result, the Company's operating results could be subject to significant fluctuation. For example, since the Company generally uses in excess of 40,000 tons of nickel each year, a hypothetical change of $1.00 per pound in nickel prices would result in increased costs of approximately $80 million.

         In addition, certain of these raw materials, such as nickel, cobalt, ferrochromium and titanium sponge, can be acquired by the Company and its specialty materials industry competitors, in large part, only from foreign sources. Some of these foreign sources are located in countries that may be subject to unstable political and economic conditions, which might disrupt supplies or affect the price of these materials.

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

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters -Forward Looking Statements - Volatility of Energy Prices; Availability of Energy Resources" and " - Volatility of Prices of Critical Raw Materials; Unavailability of Raw Materials" on pages 22 through 23 of the 2001 Annual Report.

EXPORT SALES AND FOREIGN OPERATIONS

         International sales represented approximately 23%, 18%, and 20% of the Company's total sales in 2001, 2000, and 1999, respectively. These figures include export sales by U.S. operations to customers in foreign countries, which accounted for approximately 15%, 12%, and 13% of the Company's total sales in each of 2001, 2000, and 1999, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Other Matters - Forward Looking Statements - Export Sales" on page 23 of the 2001 Annual Report. The Company's overseas sales, marketing and distribution efforts are aided by international marketing offices or representatives located at various locations throughout the world. See Note 10 of the Notes to Consolidated Financial Statements on pages 41 through 43 of the 2001 Annual Report for more information regarding international sales activity.

         For 2001, external sales in the United States and Canada represented 77% and 3%, respectively, of total 2001 external sales. Within Europe, external sales to the United Kingdom, France and Germany represented 5%, 4% and 4%, respectively, of total external sales.

         The Company's Metalworking Products unit manufactures high precision threading, milling, boring and drilling systems for the European market from locations in the United Kingdom, Spain, France, Germany and Switzerland. The Company's Allvac Ltd unit has manufacturing capabilities in the United Kingdom and has enhanced service to customers by improving the sales and distribution network for the Company's nickel-based alloys, specialty steel and titanium in Europe. In 2000, the STAL joint venture in the People's Republic of China began commercial production of Precision Rolled Strip(R) products. This venture enables the Company to offer its Precision Rolled Strip(R) products more effectively to markets in China and other Asian countries.

BACKLOG, SEASONALITY AND CYCLICALITY

         The Company's backlog of confirmed orders was approximately $488.9 million at December 31, 2001 and $559.5 million at December 31, 2000. It is anticipated that approximately 90% of confirmed orders on hand at December 31, 2001 will be fulfilled during the year ended December 31, 2002. Backlog of confirmed orders of the Flat-Rolled Products segment was $105.2 million at December 31, 2001 and $143.5 million at December 31, 2000. It is anticipated that approximately 100% of the confirmed orders on hand at December 31, 2001 for this segment will be fulfilled during the year ending December 31, 2002. Backlog of confirmed orders of the High Performance Metals segment was $377.9 million at December 31, 2001 and $353.5 million at December 31, 2000. It is anticipated that approximately 86% of the confirmed orders on hand at December 31, 2001 for this segment will be fulfilled during the year ending December 31, 2002.

        Generally, sales and operations of the Company's businesses are not seasonal. However, demand for products of the Company's businesses are cyclical over longer periods because specialty materials customers operate in cyclical industries and are subject to changes in general economic conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters - Forward Looking Statements - Cyclical Demand for Products" on page 22 of the 2001 Annual Report.

RESEARCH, DEVELOPMENT AND TECHNICAL SERVICES

         The Company's management believes that the Company's research and development capabilities give it an edge in developing new products and manufacturing processes that contribute to the profitable growth potential of the Company on a long-term basis. The Company conducts research and development at its various operating locations both for its own account and, on a limited basis, for customers on a contract basis. Estimates of the components of research and development for each of the Company's segments for the years ended December 31, 2001, 2000, and 1999 included the following:

(In millions)                                     2001        2000         1999
                                                  ----        ----         ----
Company-Sponsored:
     Flat-Rolled Products                         $ 4.5        $ 6.3        $ 7.3
     High Performance Metals                        5.0          5.0          5.7
     Industrial Products                            1.8          2.3          2.2
                                                  -----        -----        -----
                                                  $11.3        $13.6        $15.2
                                                  -----        -----        -----

Customer-Sponsored:
     High Performance Metals                      $ 2.0        $ 2.0        $ 1.1
                                                  -----        -----        -----
         Total Research and Development           $13.3        $15.6        $16.3
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

         The Company owns several hundred United States patents, many of which are also filed under the patent laws of other nations. Although these patents, as well as the Company's numerous trademarks, technical information, license agreements, and other intellectual property, have been and are expected to be of value, management believes that the loss of any single such item or technically related group of such items would not materially affect the conduct of its business.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

         The Company is subject to various domestic and international environmental laws and regulations that govern the discharge of pollutants into the air or water, and the management and disposal of hazardous substances, and which may require that it investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including sites at which the Company has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, and comparable state laws. The Company could incur substantial cleanup costs, fines and civil or criminal sanctions, third party property damage or personal injury claims as a result of violations or liabilities under these laws or non-compliance with environmental permits required at its facilities. The Company is currently involved in the investigation and remediation of a number of Company current and former sites as well as third party locations sites under these laws. The Company's reserves for environmental remediation totaled approximately $46.7 million at December 31, 2001. Based on currently available information, management does not believe that future environmental costs in excess of those accrued with respect to sites with which the Company has been identified are likely to have a material adverse effect on the Company's financial condition or liquidity. The resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period. In addition, there can be no assurance that additional future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on the Company's financial condition or results of operation.

         With respect to proceedings brought under the federal Superfund laws, or similar state statutes, the Company has been identified as a PRP at approximately 31 of such sites, excluding those at which it believes it has no future liability. The Company's involvement is very limited or de minimis at approximately 13 of these sites, and the potential loss exposure with respect to any of the remaining 18 individual sites is not considered to be material.

         The Company is a party to various cost-sharing arrangements with other PRPs at the sites. The terms of the cost-sharing arrangements are subject to non-disclosure agreements as confidential information. Nevertheless, the cost-sharing arrangements generally require all PRPs to post financial assurance of the performance of the obligations or to pre-pay into an escrow or trust account their share of anticipated site-related costs. In addition, the Federal government, through various agencies, is a party to several such arrangements.

         See the discussion of related matters in Item 3. Legal Proceedings. Additional related information is presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters - Forward Looking Statements - Risks Associated with Environmental Matters" on page 21 of the 2001 Annual Report and in Notes 1 and 13 of the Notes to Consolidated Financial Statements on pages 30 through 32, and pages 49 through 51, respectively, of the 2001 Annual Report.

EMPLOYEES

         The Company has approximately 10,700 employees. A portion of the Company's workforce is covered by various collective bargaining agreements, principally with the United Steelworkers of America ("USWA"), including: approximately 3,700 Allegheny Ludlum production and maintenance employees covered by collective bargaining agreements between Allegheny Ludlum and the USWA, which are effective through June 2007; approximately 325 Oremet employees covered by a collective bargaining agreement with the USWA, which are effective through June 2007; and approximately 660 Wah Chang employees covered by a collective bargaining agreement with the USWA, which expired in October 2000.

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

         See the discussion of related matters under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters - Forward Looking Statements - Labor Matters" on page 23 of the 2001 Annual Report.

PRINCIPAL OFFICERS OF THE REGISTRANT

         Principal officers of the Company as of February 28, 2002 are as follows:

NAME                          AGE        TITLE
----                          ---        -----
Robert P. Bozzone              68        Chairman of the Board and Director*
James L. Murdy                 63        President and Chief Executive Officer and Director*
Jack W. Shilling               58        Executive Vice President, Strategic Initiatives and Technology
                                         and Chief Technology Officer*
Douglas A. Kittenbrink         46        Executive Vice President and Chief Operating Officer and
                                         President of Allegheny Ludlum Corporation*
Jon D. Walton                  59        Senior Vice President, Chief Legal and Administrative Officer*
Richard J. Harshman            45        Senior Vice President, Finance and Chief Financial Officer*
Terry L. Dunlap                42        Vice President, Procurement, Information Technology and Chief
                                         Information Officer
Robert S. Park                 57        Vice President, Treasurer
Dale G. Reid                   46        Vice President, Controller and Chief Accounting Officer*


* Such officers are subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended.

         Set forth below are descriptions of the business background for the past five years of the principal officers of the Company.

         Robert P. Bozzone has been Chairman of the Board since December 2000 and was President and Chief Executive Officer from December 2000 until July 2001. Mr. Bozzone also served as Vice Chairman of the Company beginning August 1996 and was Vice Chairman of Allegheny Ludlum Corporation from August 1994 to August 1996. Previously, he was President and Chief Executive Officer of Allegheny Ludlum Corporation.

         James L. Murdy has been President and Chief Executive Officer since July 2001. He served as Executive Vice President from September 2000 to July 2001 and as Executive Vice President, Finance and Administration and Chief Financial Officer from December 1996 to September 2000. He served as Senior Vice President - Finance and Chief Financial Officer of the Company from August 1996 to December 1996, having previously served as the Senior Vice President-Finance and Chief Financial Officer of Allegheny Ludlum Corporation.

         Jack W. Shilling has been Executive Vice President, Strategic Initiatives and Technology and Chief Technology Officer since July 2001. He served as President of the High Performance Metals Group from April 2000 to July 2001. Previously he served as President of Allegheny Ludlum Corporation. He also served as Executive Vice President of Allegheny Ludlum from 1996 to 1998.

         Douglas A. Kittenbrink has been Executive Vice President and Chief Operating Officer since July 2001, and has served as President of Allegheny Ludlum Corporation since April 2000.

Previously he served as Senior Vice President, Manufacturing Engineering, Information Technology and Production Control of Allegheny Ludlum. He also served as Vice President, Engineering and Information Technology of Allegheny Ludlum from August 1994 to January 1998.

         Jon D. Walton has been Senior Vice President, Chief Legal and Administrative Officer since July 2001. He was Senior Vice President, General Counsel and Secretary of the Company from August 1997 to July 2001. Previously, he served as Vice President, General Counsel and Secretary of the Company from August 1996 to August 1997, having previously served in the same capacity as an officer of Allegheny Ludlum Corporation.

         Richard J. Harshman has been Senior Vice President, Finance and Chief Financial Officer as announced in December 2001 and served as Vice President, Finance and Chief Financial Officer from December 2000 to December 2001. Between September 2000 and December 2000, Mr. Harshman served as Vice President, Controller and Acting Chief Financial Officer. Previously, he had been Vice President, Investor Relations and Corporate Communications from July 1998, and prior thereto, Senior Vice President, Finance and Administration, at Allvac from 1995.

         Terry L. Dunlap has been Vice President, Procurement, Information Technology and Chief Information Officer since November 2001, and served as Vice President, e-Business from March 2000 until November 2001. Previously, he had been General Manager, Sheet Products for Allegheny Ludlum Corporation from 1998. Mr. Dunlap previously served in a number of management positions with Allegheny Ludlum. Mr. Dunlap is a member of Mr. Bozzone's immediate family.

         Robert S. Park has been Vice President, Treasurer of the Company since August 1996. From May 1994 to August 1996, Mr. Park served as Vice President, Treasurer of Allegheny Ludlum Corporation. Previously, he served as Treasurer of Allegheny Ludlum.

         Dale G. Reid has been Vice President, Controller and Chief Accounting Officer of the Company since December 2000 as well as from May 1997 to September 2000. In the interim he served as Vice President, Finance for Allegheny Ludlum Corporation. He had served as Controller of the Company from August 1996 to September 2000. Mr. Reid previously served as Chief Accounting Officer and Controller of Teledyne, Inc.

ITEM 2.  PROPERTIES

         The Company's principal domestic facilities as of December 31, 2001 are listed below by segment. Of those facilities listed below which are owned, five are subject to mortgages or similar encumbrances securing borrowings under certain industrial development authority financings. See Note 1 of the Notes to Consolidated Financial Statements on pages 30 and 31 of the 2001 Annual Report. Although the facilities vary in terms of age and condition, the Company's management believes that these facilities have generally been well-maintained.

                                                                                                    APPROXIMATE
                                                                                                  SQUARE FOOTAGE
        FACILITY LOCATION                              PRINCIPAL USE                              (OWNED/LEASED)
        -----------------                              -------------                              --------------
FLAT-ROLLED PRODUCTS SEGMENT

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

   Vandergrift Plant                      Manufacturing of stainless steel strip and sheet.        966,000 (owned)
   Vandergrift, PA

   Washington Plant                       Manufacturing of specialty material plate.               615,000 (owned)
   Washington, PA

   Washington Flat-Roll Plant             Manufacturing of stainless steel sheet.                  350,000 (owned)
   Washington, PA

   Wallingford Plant                      Manufacturing of stainless steel and other               591,000 (owned)
   Wallingford and                        specialty material strip.
   Waterbury, CT

   Houston Plant                          Manufacturing of stainless steel and other               298,000 (owned)
   Houston, PA                            specialty material.

   Latrobe Plant                          Manufacturing of nickel-based and other specialty        468,000 (owned)
   Latrobe, PA                            steel.

   New Castle Plant                       Manufacturing of stainless steel sheet.                  178,000 (owned)
   New Castle, IN

   Massillon Plant                        Manufacturing of stainless steel and other               165,000 (owned)
   Massillon, OH                          specialty material plate on 96-inch wide anneal
                                          and pickle line.

   Allegheny Rodney Strip Plant           Manufacturing of stainless steel precision rolled        250,000 (leased)
   New Bedford, MA                        thin sheet strip and foil, custom roll-formed and
                                          stretch-formed shapes.

HIGH PERFORMANCE METALS SEGMENT

   Monroe Plant                           Production of nickel and titanium products and           640,000 (owned)
   Monroe, NC                             other specialty steel long products.

   Lockport Plant                         Manufacturing nickel-based alloy and other               282,000 (leased)
   Lockport, NY                           specialty material products.

   Richburg Plant                         Production of nickel and titanium product and            221,000 (owned)
   Richburg, SC                           other specialty steel long products.

   Bakers Plant                           Production of titanium ingot.                             60,000 (owned)
   Monroe, NC

   Oremet Facility                        Production of titanium ingot, mill products and          491,000 (owned)
   Albany, OR                             castings.

   Wah Chang Facility                     Production of zirconium, hafnium, niobium,               917,000 (owned)
   Albany, OR                             titanium and tantalum.

                                                                                                    APPROXIMATE
                                                                                                  SQUARE FOOTAGE
        FACILITY LOCATION                              PRINCIPAL USE                              (OWNED/LEASED)
        -----------------                              -------------                              --------------
   Richland Plant                         Production of titanium ingots, slabs and                103,000 (owned)
   Richland, WA                           electrodes.

   Huntsville Plant                       Production of exotic alloys and other specialty          91,000 (owned)
   Huntsville, AL                         material wire.

   Frackville, PA                         Production of titanium wire products.                    55,000 (owned)

INDUSTRIAL PRODUCTS SEGMENT

   Waynesboro, PA                         Production of threading systems.                        386,000 (owned)

   Huntsville, AL                         Production of tungsten and tungsten carbide             293,000 (owned)
                                          powders.

   Grant, AL                              Production of primary tungsten sintered parts.           88,000 (leased)

   Houston, TX                            Production of tungsten carbide products used in         120,000 (owned)
                                          oil and gas drilling applications.

   Nashville, TN                          Production of tungsten carbide and cutting tools.       134,000 (leased)

   La Porte, IN                           Manufacturing of large ductile and grey iron            453,000 (owned)
                                          castings.

   Portland, IN                           Manufacturing of carbon and alloy steel forgings.       215,000 (owned)

   Lebanon, KY                            Manufacturing of carbon and alloy steel forgings.       100,000 (owned)

   Gurley, AL                             Production of tungsten, tungsten carbide and            435,000 (leased)
                                          molybdenum powders.


         The Company also owns or leases production facilities in a number of foreign countries, including the United Kingdom, Germany, France, Spain, Switzerland, and the People's Republic of China. The Company owns and operates 625,000-square foot facilities for melt and remelt, machining and bar mill operations, laboratories and offices located on a 25-acre site in Sheffield, England, and a 40,000-square foot leased facility in Sheffield, England for computer numerically controlled milling and machine operations. Through its STAL joint venture, the Company operates a 130,000-square foot facility for finishing Precision Rolled Strip(R) products in the Xin-Zhuang Industrial Zone, Shanghai, China.

         The Company's executive offices, located at PPG Place in Pittsburgh, Pennsylvania are leased. These facilities are modern and sufficient for the Company to carry on its current activities.

ITEM 3.  LEGAL PROCEEDINGS

         The Company becomes involved from time to time in various lawsuits, claims and proceedings relating to the conduct of its business, including those pertaining to environmental, government contracting, product liability, patent infringement, commercial, employment, employee benefits, and stockholder matters.

         In June 1995, the U.S. Government commenced an action against Allegheny Ludlum in the United States District Court for the Western District of Pennsylvania, alleging multiple violations of the federal Clean Water Act. The trial of this matter concluded in February 2001 with a favorable jury verdict for Allegheny Ludlum on approximately 85 percent of the claims. In February 2002, the Court issued a decision imposing a penalty of $8.2 million for approximately 160 incidents at five facilities that occurred over a period of about six years which Allegheny Ludlum had reported to the appropriate environmental agencies. The Company has filed a post-trial motion seeking a reduction in the penalty and is reviewing options for appealing the Court's decision.

         On October 1, 2001, the Company received an Administrative Complaint from the U.S. Environmental Protection Agency alleging that Allegheny Rodney failed to file required Toxic Chemical Release Reports for its Waterbury, Connecticut facility for the years 1996 through 1999. The EPA has proposed the imposition of a civil penalty of $330,000 on account of this failure. The Company has denied the allegations and set forth its defenses.

         On March 20, 1995, Kaiser Aerospace & Electronics Corporation ("Kaiser") filed a civil complaint against Teledyne Industries, Inc. (now TDY Industries, Inc. ("TDY")), a wholly-owned subsidiary of the Company) and Dimeling Schreiber & Park ("DS&P"), DS&P's general partners, and New Piper Aircraft, Inc. in the state court for Miami-Dade County, Florida. The complaint alleged that TDY breached a Cooperation and Shareholder Agreement with Kaiser under which the parties agreed to cooperate in the filing and promotion of a proposed plan for acquiring out of bankruptcy the assets of Piper Aircraft, a manufacturer of general aviation aircraft. Kaiser alleged that TDY breached contractual and fiduciary duty obligations under the agreement by instead entering into a proposed plan with another party, DS&P, and sought damages as well as a constructive trust over the shares of New Piper Aircraft. In a related action in the Federal Court for the Southern District of Florida, TDY sought to enjoin continuation of the state lawsuit. Both parties appealed to the Court of Appeals for the 11th Circuit in Florida. In May 2001, the Court permitted Kaiser to proceed in the Florida State lawsuit. TDY and the other parties are engaged in discovery and have agreed to participate in a mediation. This matter is tentatively scheduled for trial during the fourth quarter 2002.

         Allegheny Ludlum and the United Steelworkers of America ("USWA") are parties to various collective bargaining agreements which set forth a "Profit Sharing Plan". The USWA disputes the Company's Profit Sharing Pool calculations for 1996, 1997, 1998 and 1999. The USWA's outside accountant, KPMG LLP, identified certain adjustments it believed should be made to those calculations and that the net effect of those adjustments would result in additional amounts allegedly owed to USWA-represented employees of approximately $20 million. The Company maintains that its certified determinations of the Profit Sharing Pool calculations were made as prescribed by the Profit Sharing Plan. On November 20, 2001, the USWA filed a Complaint to compel the arbitration in this matter. The Complaint has been filed in the United States District Court for the Western District of Pennsylvania and is captioned United Steelworkers of America, AFL-CIO CLC v. Allegheny Ludlum Corporation, Civil Action No. 01-2196. The Company denies that any adjustments to the Profit Sharing Pool calculations are required and intends to contest the USWA's claim vigorously.

         TDY Industries, Inc. and the San Diego Unified Port District ("Port District") entered into a lease of property located in San Diego, California on October 1, 1984. TDY operated its Teledyne Ryan Aeronautical division ("Ryan") at the property until May 1999, when substantially all the assets and business of Ryan were sold to Northrop Grumman Corporation ("Northrop"). Northrop subleased a portion of the property until early 2001. TDY also entered into three separate sublease arrangements for portions of the property. TDY sought Port District consent to the subleases, which the Port District refused. After its administrative appeal to the Port District was denied, TDY Industries, Inc. commenced a lawsuit against the Port District. The complaint, filed in December 2001 in state court in San Diego, alleges breach of contract, inverse condemnation, tortious interference with a prospective economic advantage and other causes of action relating to the Port District's failure to consent to subleases of the space. The Complaint seeks at least $4 million for damages from the Port District and declaratory relief.

         TDY is obligated to continue to pay rent to the Port District, in an amount of approximately $400,000 per month. Due to the Port District's failure to consent to subleases, TDY is unable to mitigate its costs related to the property. While TDY is continuing its marketing efforts to sublease the property, TDY and the Port District continue to discuss a resolution to the matter.

         In another matter related to the property, the Port District has requested that the California Department of Toxic Substances Control ("DTSC") evaluate whether the property is regulated as a hazardous waste transportation, storage, or disposal facility under the Resource Conservation and Recovery Act ("RCRA") and similar state laws. DTSC recognizes that the information pertaining to the RCRA permitting status of the property is ambiguous and has agreed to refer the issue of the property's RCRA permitting status to DTSC's Legal Office for further consideration. TDY has an opportunity to discuss this matter directly with DTSC's Legal Office and DTSC will refrain from taking action regarding this issue until after completion of DTSC's Legal Office review and discussions with TDY. To the extent the facility is subject to RCRA permitting and corrective action is required at the property, DTSC has agreed that the San Diego Regional Water Quality Control Board ("Regional Board") is the appropriate agency to oversee the corrective action work. The Regional Board is currently overseeing other investigative work at the site.

         A number of other lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. While the outcome of litigation cannot be predicted with certainty, and some lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company's financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period.

         For additional information see Note 13 of the Notes to Consolidated Financial Statements on pages 49 through 52 of the 2001 Annual Report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

        Information required by this item is incorporated by reference to Note 14 of the Notes to Consolidated Financial Statements on page 52 of the 2001 Annual Report and to "Common Stock Prices" on page 53 of the 2001 Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA

        Information required by this item is incorporated by reference to "Selected Financial Data" on pages 54 and 55 of the 2001 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Information required by this item is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 9 through 55 of the 2001 Annual Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information required by this item is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters - Forward Looking Statements - Volatility of Energy Prices; Availability of Energy Resources" and "- Volatility of Prices of Critical Raw Materials; Unavailability of Raw Materials" and "- Interest Rate Risk" on pages 22 through 23 of the 2001 Annual Report and Note 1 of the Notes to Consolidated Financial Statements on pages 30 and 32 of the 2001 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Consolidated Financial Statements and Notes to Consolidated Financial Statements listed in Item 14(a)(1) are incorporated by reference to pages 25 through 52 of the 2001 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        In addition to the information set forth under the caption "Principal Officers of the Registrant" in Part I of this report, the information concerning the directors of the Company required by this item is incorporated by reference to "Election of Directors" as set forth in the 2002 Proxy Statement filed by the Registrant pursuant to Regulation 14A (the "2002 Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

        Information required by this item is incorporated by reference to "Directors Compensation," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" as set forth in the 2002 Proxy Statement. The Registrant does not incorporate by reference in this Form 10-K either the "Report on Executive Compensation" or the "Cumulative Total Stockholder Return" section of the 2002 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information required by this item is incorporated by reference to "Stock Ownership Information" as set forth in the 2002 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required by this item is incorporated by reference to "Certain Transactions" as set forth in the 2002 Proxy Statement.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

         (1)  FINANCIAL STATEMENTS

        The following consolidated financial statements included on pages 25 through 52 of the 2001 Annual Report are incorporated by reference:

         Consolidated Statements of Income - Years Ended December 31, 2001,
            2000, and 1999
         Consolidated Balance Sheets at December 31, 2001 and 2000
         Consolidated Statements of Cash Flows - Years Ended December 31, 2001,
            2000, and 1999
         Consolidated Statements of Stockholders' Equity - Years Ended December
            31, 2001,  2000, and 1999
         Report of Ernst & Young LLP, Independent Auditors
         Notes to Consolidated Financial Statements

         (2) FINANCIAL STATEMENT SCHEDULES

         All schedules set forth in the applicable accounting regulations of the Commission either are not required under the related instructions or are not applicable and, therefore, have been omitted.

         (3) EXHIBITS

         A list of exhibits included in this Report or incorporated by reference is found in the Exhibit Index beginning on page 20 of this Report and incorporated by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ALLEGHENY TECHNOLOGIES INCORPORATED

Date:  March 15, 2002                 By          /s/ James L. Murdy
                                         --------------------------------------
                                                    James L. Murdy
                                         President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the 15th day of March, 2002.

               /s/ James L. Murdy                                              /s/ Richard J. Harshman
--------------------------------------------------              ------------------------------------------------------
                 James L. Murdy                                                  Richard J. Harshman
    President and Chief Executive Officer and                              Senior Vice President, Finance
                    Director                                                 And Chief Financial Officer
                                                                            (Principal Financial Officer)

                                                                                  /s/ Dale G. Reid
                                                                ------------------------------------------------------
                                                                                    Dale G. Reid
                                                                            Vice President-Controller and
                                                                              Chief Accounting Officer
                                                                           (Principal Accounting Officer)

              /s/ Robert P. Bozzone                                            /s/ Paul S. Brentlinger
--------------------------------------------------              ------------------------------------------------------
                Robert P. Bozzone                                                Paul S. Brentlinger
                    Chairman                                                          Director

              /s/ Frank V. Cahouet                                               /s/ Diane C. Creel
--------------------------------------------------              ------------------------------------------------------
                Frank V. Cahouet                                                   Diane C. Creel
                    Director                                                          Director

               /s/ James C. Diggs                                               /s/ C. Fred Fetterolf
--------------------------------------------------              ------------------------------------------------------
                 James C. Diggs                                                   C. Fred Fetterolf
                    Director                                                          Director

             /s/ George J. Kourpias                                            /s/ W. Craig McClelland
--------------------------------------------------              ------------------------------------------------------
               George J. Kourpias                                                W. Craig McClelland
                    Director                                                          Director

              /s/ William G. Ouchi                                           /s/ Charles J. Queenan, Jr.
--------------------------------------------------              ------------------------------------------------------
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

3.1 Certificate of Incorporation of Allegheny Technologies Incorporated, as amended, (incorporated by reference to Exhibit 3.1 to the Registrant's Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12001)).

3.2 Amended and Restated Bylaws of Allegheny Technologies Incorporated (incorporated by reference to Exhibit 3.2 to the Registrant's Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12001)).

4.1      Credit Agreement dated as of December 21, 2001 (filed herewith).

4.2 Indenture dated as of December 18, 2001 between Allegheny Technologies Incorporated and The Bank of New York, as trustee, relating to Allegheny Technologies Incorporated 8.375% Notes due 2011 (filed herewith).

4.3      Form of 8.375% Notes due 2011 (included as part of Exhibit 4.2).

4.4 Indenture dated as of December 15, 1995 between Allegheny Ludlum Corporation and The Chase Manhattan Bank (National Association), as trustee (relating to Allegheny Ludlum Corporation's 6.95% Debentures due 2025) (incorporated by reference to Exhibit 4(a) to Allegheny Ludlum Corporation's Report on Form 10-K for the year ended December 31, 1995 (File No. 1-9498)), and First Supplemental Indenture by and among Allegheny Technologies Incorporated, Allegheny Ludlum Corporation and The Chase Manhattan Bank (National Association), as Trustee, dated as of August 15, 1996 (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K dated August 15, 1996 (File No. 1-12001)).

4.5 Rights Agreement dated March 12, 1998, including Certificate of Designation for Series A Junior Participating Preferred Stock as filed with the State of Delaware on March 13, 1998 (incorporated by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K dated March 12, 1998 (File No. 1-12001)).

4.6 Issuing and Paying Agency Agreement dated as of January 25, 2002 between Allegheny Technologies Incorporated and JP Morgan Chase Bank (filed herewith).

4.7 Commercial Paper Dealer Agreement 4(2) Program between Allegheny Technologies Incorporated and Chase Securities, Inc. dated as of November 2, 2000 (incorporated by reference to Exhibit 4.5 to the Registrant's Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12001)).

4.8 First Amendment dated as of January 25, 2002 to the Commercial Paper Dealer Agreement 4(2) Program between Allegheny Technologies Incorporated and J. P. Morgan Securities, Inc. (formerly "Chase Securities, Inc.") dated November 2, 2000 (filed herewith).

4.9 Commercial Paper Dealer Agreement 4(2) Program between Allegheny Technologies Incorporated and Goldman, Sachs & Co. dated as of November 2, 2000 (incorporated by reference to Exhibit 4.6 to the Registrant's Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12001)).

4.10 First Amendment dated as of January 25, 2002 to the Commercial Paper Dealer Agreement 4(2) Program between Allegheny Technologies Incorporated and Goldman, Sachs & Co. dated November 2, 2000 (filed herewith).

4.11 Exchange and Registration Rights Agreement dated as of December 18, 2001 (filed herewith).

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

10.3 Allegheny Technologies Incorporated Stock Acquisition and Retention Program effective January 1, 1998, as amended and restated (incorporated by reference to Exhibit 10.3 to the Registrant's Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12001)).*

10.4 Allegheny Technologies Incorporated Stock Acquisition and Retention Program effective December 13, 2000 (incorporated by reference to
         Exhibit 10.4 to the Registrant's Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12001)).*

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

10.13 Teledyne, Inc. 1994 Long-Term Incentive Plan (incorporated by reference to Exhibit A to Teledyne, Inc.'s 1994 proxy statement (File No. 1-5212)).*

10.14 Teledyne, Inc. 1995 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit A to Teledyne, Inc.'s 1995 proxy statement (File No. 1-5212)).*

10.15 Employment Agreement dated July 15, 1996 between Allegheny Technologies Incorporated and James L. Murdy (incorporated by reference to Exhibit
         10.4 to the Company's Registration Statement on Form S-4 (No. 333-8235)).*

10.16 Employment Agreement dated July 15, 1996 between Allegheny Technologies Incorporated and Jon D. Walton (incorporated by reference to Exhibit
         10.5 to the Company's Registration Statement on Form S-4 (No. 333-8235)).*

10.17 Form of Amended and Restated Change in Control Severance Agreement (Senior Management)(filed herewith).*

10.18 Employee Benefits Agreement dated November 29, 1999 between Allegheny Technologies Incorporated and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 10.23 to the Registrant's Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12001)).*

10.19 Employee Benefits Agreement dated November 29, 1999 between Allegheny Technologies Incorporated and Water Pik Technologies, Inc. (incorporated by reference to Exhibit 10.24 to the Registrant's Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12001)).*

10.20 Tax Sharing and Indemnification Agreement dated November 29, 1999 between Allegheny Technologies Incorporated and Teledyne Technologies (incorporated by reference to Exhibit 10.25 to the Registrant's Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12001)).

10.21 Tax Sharing and Indemnification Agreement dated November 29, 1999 between Allegheny Technologies Incorporated and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 10.26 to the Registrant's Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12001)).

10.22 Allegheny Technologies Incorporated Executive Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.27 to the Registrant's Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12001)).*

10.23 Allegheny Technologies Incorporated Performance Share Program (incorporated by reference to Exhibit 10.22 to the Registrant's Report on Form 10-K for 1998 (File 1-12001)).*

10.24 Allegheny Technologies Incorporated Annual Incentive Plan (incorporated by reference to Exhibit 10.23 to the Registrant's Report on Form 10-K for the year ended December 31, 1998 (File 1-12001)).*

10.25 Allegheny Technologies Incorporated 2000 Incentive Plan (incorporated by reference to Exhibit 10.30 to the Registrant's Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12001)).*

10.26 Allegheny Technologies Incorporated Performance Share Program and form of Participant Agreement for the 2000-2002 Award Period (incorporated by reference to Exhibit 10.32 to the Registrant's Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12001)).*

10.27 Allegheny Technologies Incorporated Annual Incentive Plan for the year 2000 (incorporated by reference to Exhibit 10.33 to the Registrant's Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12001)).*

10.28 Allegheny Technologies Incorporated Annual Incentive Plan for the year 2001 (filed herewith).

10.29 Total Shareholder Return Incentive Compensation Program effective January 1, 2001 (filed herewith).

13.1 Pages 9 through that part of page 55 referencing financial data, included in the Annual Report of Allegheny Technologies Incorporated for the year ended December 31, 2001 (filed herewith).

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