Form 10-Q
period 2002-03-31
ALLEGHENY TECHNOLOGIES INC
filed 2002-05-15
CIK 1018963

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period From _________ to _________

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

At May 3, 2002, the Company had outstanding 80,576,890 shares of its Common
Stock.

                       ALLEGHENY TECHNOLOGIES INCORPORATED
                                  SEC FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002


                                      INDEX

                                                                                             Page No.
             PART I. - FINANCIAL INFORMATION

                    Item 1.      Financial Statements

                    Consolidated Balance Sheets                                                   3

                    Consolidated Statements of Operations                                         4

                    Consolidated Statements of Cash Flows                                         5

                    Notes to Consolidated Financial Statements                                    6

                    Item 2.      Management's Discussion and Analysis
                                 of Financial Condition and Results
                                 of Operations                                                   19

                    Item 3.      Quantitative and Qualitative
                                 Disclosures About Market Risk                                   27

             PART II. - OTHER INFORMATION

                    Item 1.  Legal Proceedings                                                   28

                    Item 6.  Exhibits and Reports on Form 8-K                                    28

             SIGNATURES                                                                          30

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

              ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (In millions, except share and per share amounts)

                                                                                           March 31,         December 31,
                                                                                             2002                 2001
                                                                                             ----                 ----
                                                                                          (Unaudited)          (Audited)
ASSETS
Cash and cash equivalents                                                                 $     30.5           $     33.7
Accounts receivable, net                                                                       291.2                274.6
Inventories, net                                                                               461.2                508.4
Income tax refunds                                                                               5.3                 48.5
Deferred income taxes                                                                           40.2                 33.5
Prepaid expenses and other current assets                                                       29.1                 27.4
                                                                                          ----------           ----------
     Total Current Assets                                                                      857.5                926.1
Property, plant and equipment, net                                                             821.5                828.9
Prepaid pension cost                                                                           636.0                632.9
Cost in excess of net assets acquired                                                          188.5                188.4
Other assets                                                                                    64.1                 66.9
                                                                                          ----------           ----------
     TOTAL ASSETS                                                                         $  2,567.6           $  2,643.2
                                                                                          ==========           ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                                          $    155.0           $    155.3
Accrued liabilities                                                                            167.3                168.2
Short-term debt and current portion
     of long-term debt                                                                          16.4                  9.2
                                                                                          ----------           ----------
     Total Current Liabilities                                                                 338.7                332.7
Long-term debt                                                                                 509.0                573.0
Accrued postretirement benefits                                                                505.5                506.1
Deferred income taxes                                                                          166.9                153.7
Other                                                                                          117.6                133.0
                                                                                          ----------           ----------
     TOTAL LIABILITIES                                                                       1,637.7              1,698.5
                                                                                          ----------           ----------
STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.10: authorized-
     50,000,000 shares; issued-none                                                           --                   --
Common stock, par value $0.10, authorized-500,000,000
     shares; issued-98,951,490 shares at March 31, 2002 and December 31, 2001;
     outstanding-80,568,079 shares at March 31, 2002 and 80,314,624 shares
     at December 31, 2001                                                                        9.9                  9.9
Additional paid-in capital                                                                     481.2                481.2
Retained earnings                                                                              927.7                957.5
Treasury stock: 18,383,411 shares at
     March 31, 2002 and 18,636,866 shares
     at December 31, 2001                                                                     (471.4)              (478.2)
Accumulated other comprehensive
     loss, net of tax                                                                          (17.5)               (25.7)
                                                                                          ----------           ---------
     Total Stockholders' Equity                                                                929.9                944.7
                                                                                          ----------           ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $  2,567.6           $  2,643.2
                                                                                          ==========           ==========

The accompanying notes are an integral part of these statements.

              ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In millions except per share amounts)
                                   (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                               -----------------------------
                                                  2002               2001
                                               ---------           ---------

Sales                                          $   493.1           $   542.5

Costs and expenses:
  Cost of sales                                    452.7               476.9
  Selling and administrative
   expenses                                         50.5                48.4
                                               ---------           ---------
Income (loss) before interest,
 other income and income taxes                     (10.1)               17.2


Interest expense, net                                9.9                 8.0
Other income                                         2.0                 1.2
                                               ---------           ---------

Income (loss) before income taxes                  (18.0)               10.4

Income tax provision (benefit)                      (6.9)                4.0
                                               ---------           ---------

Net income (loss)                              $   (11.1)          $     6.4
                                               =========           =========

Basic and diluted net income
  (loss) per common share                      $   (0.14)          $    0.08
                                               =========           =========

Dividends declared per common share            $    0.20           $    0.20
                                               =========           =========


        The accompanying notes are an integral part of these statements.

              ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)

                                                                     Three Months Ended
                                                                         March 31,
                                                                 -------------------------
                                                                   2002             2001
                                                                 --------          -------
OPERATING ACTIVITIES:
  Net income (loss)                                              $ (11.1)          $   6.4
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                   22.8              24.8
    Deferred income taxes                                            1.8              (7.6)
  Change in operating assets and liabilities:
    Inventories                                                     47.1               8.1
    Accrued income taxes                                            43.2               --
    Accounts receivable                                            (16.4)              7.6
    Prepaid pension cost                                            (3.1)            (23.9)
    Accounts payable                                                 0.2              28.4
    Accrued liabilities and other                                   (2.6)            (16.8)
                                                                 -------           -------
CASH PROVIDED BY OPERATING ACTIVITIES                               81.9              27.0

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                       (15.4)            (24.7)
  Other                                                              2.7               0.1
                                                                 -------           -------
CASH USED IN INVESTING ACTIVITIES                                  (12.7)            (24.6)

FINANCING ACTIVITIES:
  Net borrowings (repayments) under credit facilities              (50.4)              9.6
  Borrowings on long-term debt                                       --                4.5
  Payments on long-term debt and capital leases                     (5.9)             (0.2)
                                                                 -------           -------
    Net increase (decrease) in debt                                (56.3)             13.9
  Dividends paid                                                   (16.1)            (16.0)
  Purchases of common stock                                           --              (3.0)
                                                                 -------           -------
CASH USED IN FINANCING ACTIVITIES                                  (72.4)             (5.1)
                                                                 -------           -------

DECREASE IN CASH AND CASH EQUIVALENTS                               (3.2)             (2.7)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR                  33.7              26.2
                                                                 -------           -------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                   $  30.5           $  23.5
                                                                 =======           =======


The accompanying notes are an integral part of these statements.

              ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The interim consolidated financial statements include the accounts of Allegheny Technologies Incorporated and its subsidiaries. Unless the context requires otherwise, "Allegheny Technologies" and "the Company" refer to Allegheny Technologies Incorporated and its subsidiaries.

     Certain amounts from 2001 have been reclassified to conform with the 2002 presentation.

     These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States for complete financial statements. In management's opinion, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K. The results of operations for these interim periods are not necessarily indicative of the operating results for any future period.

NEW ACCOUNTING PRONOUNCEMENTS

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Although retaining many of the fundamental recognition and measurement provisions of the existing accounting standards, the new rules significantly change the criteria that would have to be met in order to classify an asset as held-for-sale. This distinction is important because assets to be disposed of are stated at the lower of their fair values or carrying amounts, and depreciation is no longer recognized. SFAS 144 also expands the types of dispositions which qualify for discontinued operations disclosure treatment and requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period in which the losses are incurred, rather than as of a measurement date. Effective January 1, 2002 the Company adopted this Statement, which had no impact to the financial statements.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), and Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). These statements change the accounting for goodwill and intangible assets, and asset retirement obligations.

     Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives, with no maximum life. In addition, SFAS 142 changes the test for goodwill impairment.

     The new impairment test for goodwill is a two step process. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this step reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of the fair value of the reporting unit over the fair value of all recognized and unrecognized assets and liabilities. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS 142 in their fiscal year beginning after December 15, 2001.

     The Company is currently evaluating whether goodwill of approximately $188 million at December 31, 2001 was impaired at January 1, 2002. Goodwill at December 31, 2001 was approximately $127 million for the Flat-Rolled Products segment, $51 million for the High Performance Metals segment, and $10 million for the Industrial Products segment. If goodwill is determined to be impaired, the Company would record a non-cash after-tax charge for the amount of the impairment. This initial impairment charge, if any, would be recorded as a cumulative effect of a change in accounting principle in the Company's results for the second quarter ended June 30, 2002. For the first three months of 2001, the Company recognized goodwill amortization expense of $1.5 million or $0.01 per diluted share. Effective January 1, 2002, in accordance with this pronouncement, the Company ceased the amortization of goodwill.

     Under SFAS 143, obligations associated with the retirement of tangible long-lived assets, such as landfill and other facility closure costs, would be capitalized and amortized to expense over an asset's useful life using a systematic and rational allocation method. This standard is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating adoption of SFAS 143 and has not yet determined the impact on its overall financial condition, if any, that may result.

DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING

     As part of its risk management strategy the Company from time to time purchases exchange-traded futures and swap contracts to manage exposure to changes in nickel prices, a component of raw material cost for some of its flat-rolled and high performance metals products, and energy costs. The contracts obligate the Company to make or receive a payment equal to the net change in value of the contract at its maturity. These contracts are designated as hedges of the variability in cash flows of a portion of the Company's forecasted purchases of nickel and energy payments.

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

     Changes in the fair value of these contracts are recognized as a component of other comprehensive income (loss) in stockholders' equity until the hedged item is recognized in the statement of operations. If a portion of the contract is ineffective as a hedge of the underlying exposure, the change in fair value related to the ineffective portion is immediately recognized as income or expense.

     The Company attempts to maintain a reasonable balance between fixed- and floating rate debt to keep financing costs as low as possible. Interest rate swap contracts are used to modify the Company's exposure to interest rate risk by converting a portion of its fixed-rate debt to a floating rate. These agreements involve the receipt of fixed-rate amounts in exchange for floating rate interest payments over the life of the agreements without an exchange of the underlying principal amount. These agreements are designated as fair value hedges, with changes in the fair value of the swap agreements and the underlying fixed-rate debt recognized in the statement of operations.

At March 31, 2002, the Company had entered into receive fixed, pay floating arrangements for $125 million related to the 8.375% ten-year Notes.

     In general, hedge effectiveness is determined by examining the relationship between offsetting changes in fair value or cash flows attributable to the item being hedged and the financial instrument being used for the hedge. Effectiveness is measured utilizing regression analysis and other techniques, to determine whether the change in the fair market value or cash flows of the derivative exceeds the change in fair value or cash flow of the hedged item. Calculated ineffectiveness, if any, is immediately recognized on the statement of operations.


NOTE 2.  INVENTORIES

     Inventories were as follows (in millions):

                                                   March 31,      December 31,
                                                     2002             2001
                                                  ---------       ------------
                                                 (unaudited)        (audited)

Raw materials and supplies                          $ 68.4           $ 85.9
Work-in-process                                      385.2            419.6
Finished goods                                        81.7             83.0
                                                    ------           ------
Total inventories at current cost                    535.3            588.5
Less allowances to reduce current cost
     values to LIFO basis                            (70.3)           (77.2)
Progress payments                                     (3.8)            (2.9)
                                                    ------           ------
Total inventories                                   $461.2           $508.4
                                                    ======           ======


NOTE 3.  SUPPLEMENTAL BALANCE SHEET INFORMATION

     Property, plant and equipment were as follows (in millions):


                                                  March 31,        December 31,
                                                    2002               2001
                                                 ----------        ------------
                                                 (unaudited)        (audited)


Land                                              $   30.3           $   30.6
Buildings                                            226.1              219.4
Equipment and leasehold improvements               1,539.6            1,534.4
                                                  --------           --------
                                                   1,796.0            1,784.4
Accumulated depreciation and amortization           (974.5)            (955.5)
                                                  --------           --------
Total property, plant and equipment, net          $  821.5           $  828.9
                                                  ========           ========

NOTE 4.  BUSINESS SEGMENTS

     Information on the Company's business segments was as follows (in millions):

                                                 Three Months Ended
                                                     March 31,
                                              -----------------------
                                               2002             2001
                                              -------         -------
                                                    (unaudited)
Total sales:

Flat-Rolled Products                          $ 265.4         $ 289.5
High Performance Metals                         181.4           205.3
Industrial Products                              58.1            72.7
                                              --------        -------
                                                504.9           567.5
Intersegment sales:

Flat-Rolled Products                              3.3             7.0
High Performance Metals                           8.5            18.0
                                              -------         -------
                                                 11.8            25.0

Sales to external customers:

Flat-Rolled Products                            262.1           282.5
High Performance Metals                         172.9           187.3
Industrial Products                              58.1            72.7
                                              -------         -------
                                              $ 493.1         $ 542.5
                                              =======         =======

Operating profit(loss):

Flat-Rolled Products                          $  (0.4)        $  (4.5)
High Performance Metals                           4.3            11.0
Industrial Products                              (0.7)            4.1
                                              -------         -------

Total operating profit                            3.2            10.6

Corporate expenses                               (5.7)           (7.0)
Interest expense, net                            (9.9)           (8.0)
Restructuring costs and other costs,
  net of gains on asset sales                     0.1            (1.7)
Retirement benefit (expense) income              (5.7)           16.5
                                              -------         -------
Income (loss) before income taxes             $ (18.0)        $  10.4
                                              =======         =======


     Pension income is allocated to business segments to offset pension and other postretirement benefit expenses. Retirement benefit (expense) income represents total pension income net of other postretirement benefit expenses.

NOTE 5. NET INCOME (LOSS) PER COMMON SHARE

     The following table sets forth the computation of basic and diluted net income (loss) per common share (in millions, except per share amounts):


                                                     Three Months Ended
                                                         March 31,
                                                    --------------------
                                                     2002          2001
                                                    -------        -----
                                                           (unaudited)
Numerator for basic and diluted
   net income (loss) per common
   share - net income (loss)                        $(11.1)        $ 6.4
                                                    ======         =====
Denominator:
     Weighted average shares                          80.4          80.2
     Contingent issuable stock                          --           0.1
                                                    ------         -----
     Denominator for basic net
        income (loss) per common share                80.4          80.3

Effect of dilutive securities:
     Employee stock options                             --           0.1
                                                    ------         -----
     Dilutive potential common shares                   --           0.1

Denominator for diluted net
     income (loss) per common share -
     adjusted weighted average shares                 80.4          80.4
                                                    ======         =====

Basic and diluted net income (loss)
     per common share                               $(0.14)        $0.08
                                                    ======         =====


     For 2002, the effect of dilutive securities were antidilutive and thus not included in the calculation of dilutive earnings per share.

NOTE 6. COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss), net of tax, were as follows (in millions):

                                                 Three Months Ended
                                                      March 31,
                                                 -------------------
                                                 2002           2001
                                                 ----           ----
                                                     (unaudited)

Net income (loss)                               $(11.1)         $ 6.4
                                                ------          -----
Foreign currency translation
  gains(losses)                                     --            3.1
Unrealized gains (losses)on energy,
  raw material and currency hedges,
  net of tax                                       7.8           (5.1)
Unrealized holding gains (losses)
  arising during period                            0.4           (1.3)
                                                ------          -----
                                                   8.2           (3.3)
                                                ------          -----

Comprehensive income (loss)                     $ (2.9)         $ 3.1
                                                ======          =====

NOTE 7.  FINANCIAL INFORMATION FOR SUBSIDIARY AND GUARANTOR PARENT

     The payment obligations under the $150 million 6.95% debentures due 2025 issued by Allegheny Ludlum Corporation (the "Subsidiary") are fully and unconditionally guaranteed by Allegheny Technologies Incorporated (the "Guarantor Parent"). In accordance with positions established by the Securities and Exchange Commission, the following financial information sets forth separately financial information with respect to the Subsidiary, the non-guarantor subsidiaries and the Guarantor Parent. The principal elimination entries eliminate investments in subsidiaries and certain intercompany balances and transactions.

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




                      (this space intentionally left blank)

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
March 31, 2002 (unaudited)

--------------------------------------------------------------------------------------------------------------------------
                                            Guarantor                   Non-guarantor
(In millions)                                Parent      Subsidiary      Subsidiaries      Eliminations     Consolidated
--------------------------------------------------------------------------------------------------------------------------
Assets:
Cash                                        $      -        $   16.0        $    14.5        $         -        $    30.5
Accounts receivable                                -           102.1            189.1                  -            291.2
Inventories                                        -           212.6            248.6                  -            461.2
Deferred income taxes                           45.5               -                -                  -             45.5
Prepaid expenses and other
 current assets                                  0.1             9.9             19.1                  -             29.1
                                           -------------------------------------------------------------------------------
  Total current assets                          45.6           340.6            471.3                  -            857.5
Property, plant, and
 equipment, net                                    -           449.5            372.0                  -            821.5
Prepaid pension cost                           636.0               -                -                  -            636.0
Cost in excess of net
 assets acquired                                   -           112.1             76.4                  -            188.5
Other assets                                 1,210.5           551.6            335.0          (2,033.0)             64.1
                                           -------------------------------------------------------------------------------
Total assets                                $1,892.1        $1,453.8        $ 1,254.7        $ (2,033.0)        $ 2,567.6
                                           ===============================================================================

Liabilities and
 stockholders' equity:
Current Liabilities:
Accounts payable                            $    1.0        $   76.2        $    77.8        $         -        $   155.0
Accrued liabilities                            466.1            54.9            171.4            (525.1)            167.3
Short-term debt                                    -            10.6              5.8                  -             16.4
                                           -------------------------------------------------------------------------------
Total current liabilities                      467.1           141.7            255.0            (525.1)            338.7
Long-term debt                                 312.4           360.3             36.3            (200.0)            509.0
Accrued postretirement
 benefits                                          -           308.1            197.4                  -            505.5
Deferred income taxes                          166.9               -                -                  -            166.9
Other long-term liabilities                     15.8            26.5             75.3                  -            117.6
                                           -------------------------------------------------------------------------------
Total liabilities                              962.2           836.6            564.0            (725.1)          1,637.7
                                           -------------------------------------------------------------------------------
Total stockholders' equity                     929.9           617.2            690.7          (1,307.9)            929.9
                                           -------------------------------------------------------------------------------
Total liabilities and
 stockholders' equity                       $1,892.1        $1,453.8        $ 1,254.7        $ (2,033.0)        $ 2,567.6
                                           ===============================================================================

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent Statements of
Operations
For the three months ended March 31, 2002 (unaudited)

--------------------------------------------------------------------------------------------------------------------------
                                          Guarantor                   Non-guarantor
(In millions)                              Parent      Subsidiary      Subsidiaries      Eliminations     Consolidated
--------------------------------------------------------------------------------------------------------------------------
Sales                                    $      -      $  252.9        $    240.2           $     -        $   493.1
Cost of sales                                3.5          243.6             205.6                 -            452.7
Selling and administrative
 expenses                                   12.9            6.9              30.7                 -             50.5
Interest expense (income)                    6.9            3.0                 -                 -              9.9

Other income(expense)
 including equity in income  of
 unconsolidated subsidiaries
                                             6.4           (0.8)              4.7             (8.3)              2.0
                                         --------------------------------------------------------------------------------
Income (loss) before income
 taxes                                     (16.9)          (1.4)              8.6             (8.3)            (18.0)
Income tax provision (benefit)
                                            (5.8)          (2.4)              4.2             (2.9)             (6.9)
                                         --------------------------------------------------------------------------------
Net income (loss)                        $ (11.1)      $    1.0        $      4.4           $ (5.4)        $   (11.1)
                                         ================================================================================


Condensed Statement of Cash Flows For the three months ended March 31, 2002 (unaudited)

--------------------------------------------------------------------------------------------------------------------------
                                          Guarantor                   Non-guarantor
(In millions)                              Parent      Subsidiary      Subsidiaries      Eliminations     Consolidated
--------------------------------------------------------------------------------------------------------------------------
Cash flows from operating
 activities                              $  53.6       $  27.0        $   (37.5)            $  38.8        $     81.9
                                         --------------------------------------------------------------------------------
Cash flows from investing
 activities                                    -          (3.3)           (11.9)                2.5             (12.7)
                                         --------------------------------------------------------------------------------
Cash flows from financing
 activities                              $ (54.0)      $ (22.0)       $    44.9             $ (41.3)       $    (72.4)
                                         ==============================================================================--

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
December 31, 2001 (audited)

--------------------------------------------------------------------------------------------------------------------------

                                           Guarantor                     Non-guarantor
(In millions)                                 Parent      Subsidiary      Subsidiaries      Eliminations     Consolidated
-------------------------------------------------------------------------------------------------------------------------
Assets:
Cash                                        $    0.4        $   14.3         $    19.0       $         -        $    33.7
Accounts receivable                              0.1            84.8             189.7                 -            274.6
Inventories                                        -           249.2             259.2                 -            508.4
Deferred income taxes                           82.0               -                 -                 -             82.0
Prepaid expenses and other
 current assets                                  0.1             9.9              17.4                 -             27.4
                                         ---------------------------------------------------------------------------------
  Total current assets                          82.6           358.2             485.3                 -            926.1
Property, plant, and
 equipment, net                                    -           459.7             369.2                 -            828.9
Prepaid pension cost                           632.9               -                 -                 -            632.9
Cost in excess of net
 assets acquired                                   -           112.1              76.3                 -            188.4
Other assets                                 1,175.6           539.3             337.4         (1,985.4)             66.9
                                         ---------------------------------------------------------------------------------
Total assets                                $1,891.1        $1,469.3         $ 1,268.2       $ (1,985.4)        $ 2,643.2
                                         =================================================================================

Liabilities and
 stockholders' equity:
Current Liabilities:
Accounts payable                            $    1.4        $   77.4         $    76.5       $         -        $   155.3
Accrued liabilities                            413.2            45.0             222.5           (512.5)            168.2
Short-term debt                                    -             0.5               8.7                 -              9.2
                                         ---------------------------------------------------------------------------------
Total current liabilities                      414.6           122.9             307.7           (512.5)            332.7
Long-term debt                                 362.5           370.4              40.0           (199.9)            573.0
Accrued postretirement
 benefits                                          -           302.4             203.7                 -            506.1
Deferred income taxes                          153.7               -                 -                 -            153.7
Other long-term liabilities                     15.6            28.7              88.7                 -            133.0
                                         ---------------------------------------------------------------------------------
Total liabilities                              946.4           824.4             640.1           (712.4)          1,698.5
                                         ---------------------------------------------------------------------------------
Total stockholders' equity                     944.7           644.9             628.1         (1,273.0)            944.7
                                         ---------------------------------------------------------------------------------
Total liabilities and
 stockholders' equity                       $1,891.1        $1,469.3         $ 1,268.2       $ (1,985.4)        $ 2,643.2
                                         =================================================================================


Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent Statements of
Operations
For the three months ended March 31, 2001 (unaudited)

----------------------------------------------------------------------------------------------------------------------------
                                         Guarantor                     Non-guarantor
(In millions)                              Parent      Subsidiary      Subsidiaries      Eliminations     Consolidated
--------------------------------------------------------------------------------------------------------------------------
Sales                                    $     -      $  274.4        $     268.1       $        -        $    542.5
Cost of sales                              (10.0)        270.4              216.5                -             476.9
Selling and administrative
 expenses                                    1.5           9.5               37.4                -              48.4
Interest expense (income)                    5.2           2.9               (0.1)               -               8.0
Other income (expense)
 Including equity in income of
 unconsolidated subsidiaries                 8.0           4.5                1.6            (12.9)              1.2
                                         ---------------------------------------------------------------------------------
Income (loss) before income taxes           11.3          (3.9)              15.9            (12.9)             10.4
Income tax provision
 (benefit)                                   4.9           1.8                2.4             (5.1)              4.0
                                         ---------------------------------------------------------------------------------
Net income (loss)                        $   6.4      $   (5.7)       $      13.5       $     (7.8)       $      6.4
                                         =================================================================================

Condensed Statement of Cash Flows
For the three months ended March 31, 2001 (unaudited)

--------------------------------------------------------------------------------------------------------------------------
                                         Guarantor                     Non-guarantor
(In millions)                              Parent      Subsidiary      Subsidiaries      Eliminations     Consolidated
--------------------------------------------------------------------------------------------------------------------------
Cash flows from operating
 activities                              $  10.6      $   20.7        $      23.9       $    (28.2)       $     27.0
                                         ---------------------------------------------------------------------------------
Cash flows from investing
 activities                                    -          (3.4)             (22.2)             1.0             (24.6)
                                         ---------------------------------------------------------------------------------
Cash flows from financing
 activities                              $ (10.6)     $  (14.5)       $      (7.2)      $     27.2        $     (5.1)
                                         =================================================================================


NOTE 8.  COMMITMENTS AND CONTINGENCIES

     The Company is subject to various domestic and international environmental laws and regulations that govern the discharge of pollutants into the air or water, and disposal of hazardous substances, and which may require that it investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including sites at which the Company has been identified as a potentially responsible party under the federal Superfund laws and comparable state laws. The Company could incur substantial cleanup costs, fines, and civil or criminal sanctions, third party property damage or personal injury claims as a result of violations or liabilities under these laws or noncompliance with environmental permits required at the Company's facilities. The Company is currently involved in the investigation and remediation of a number of the Company's current and former sites as well as third party location sites under these laws.

     Environmental liabilities are recorded when the Company's liability is probable and the costs are reasonably estimable. In many cases, however, investigations are not yet at a stage where the Company has been able to determine whether it is liable or, if liability is probable, to reasonably estimate the loss or range of loss, or certain components thereof. Estimates of the Company's liability are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluations and estimates of appropriate cleanup technology, methodology and cost, the extent of corrective actions that may be required, and the number and financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation. Accordingly, as investigation and remediation of these sites proceeds, it is likely that adjustments in the Company's accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on the Company's results of operations in a given period, but the amounts, and the possible range of loss in excess of the amounts accrued, are not reasonably estimable. Based on currently available information, however, management does not believe it is reasonably possible that future environmental costs in excess of those accrued with respect to sites with which the Company has been identified are likely to have a material adverse effect on the Company's financial condition or results of operations. In addition, there can be no assurance that additional future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on the Company's financial condition or results of operations.

     In June 1995, the U.S. Government commenced an action against Allegheny Ludlum in the United States District Court for the Western District of Pennsylvania, alleging multiple violations of the federal Clean Water Act. The trial of this matter concluded in February 2001 with a favorable jury verdict for Allegheny Ludlum of approximately 85% of the claims. In February 2002, the Court issued a decision imposing a penalty of $8.2 million for approximately 160 incidents at five facilities that occurred over a period of about six years which Allegheny Ludlum had reported to the appropriate environmental agencies. The Company is reviewing options for appealing the Court's decision. At March 31, 2002, the Company had adequate reserves for this matter.

     At March 31, 2002, the Company's reserves for environmental remediation obligations totaled approximately $45.7 million, of which approximately $18.3 million, including the federal Clean Water Act matter, were included in other current liabilities. The reserves include estimated probable future costs of $19.7 million for federal Superfund and comparable state-managed sites; $3.5 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $10.6 million for owned or controlled sites at which Company operations have been discontinued; and $11.9 million for sites utilized by the Company in its ongoing operations. The Company is evaluating whether it may be able to recover a portion of future costs for environmental liabilities from third parties other than participating potentially responsible parties.

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

     Allegheny Ludlum and the United Steelworkers of America ("USWA") are parties to various collective bargaining agreements which set forth a "Profit Sharing Plan." The USWA disputes the Company's Profit Sharing Pool calculations for 1996, 1997, 1998 and 1999. The USWA's outside accountant, KPMG LLP, identified certain adjustments it believed should be made to those calculations and that the net effect of those adjustments would result in additional amounts allegedly owed to USWA represented employees of approximately $20 million. In March 2002, the USWA claimed an additional $12 million for the last profit sharing year, 2000. The Company maintains that its certified determinations of the Profit Sharing Pool calculations were made as prescribed by the Profit Sharing Plan. On November 20, 2001, the USWA filed a Complaint to compel the arbitration in this matter. The Complaint has been filed in the United States District Court for the Western District of Pennsylvania and is captioned United Steelworkers of America, AFL-CIO CLC v. Allegheny Ludlum Corporation, Civil Action No. 01-2196. The Company denies that any adjustments to the Profit Sharing Pool calculations are required and intends to contest the USWA's claim vigorously. The Company believes that the disposition of this matter is not likely to have a material adverse effect on the Company's financial condition or liquidity, although resolution in any reporting period could have a material adverse effect on the Company's results of operations for that period.

     In March 1995, Kaiser Aerospace & Electronics Corporation ("Kaiser") filed a civil complaint against Teledyne Industries, Inc. (now TDY Industries, Inc. ("TDY")), a wholly-owned subsidiary of the Company, and Dimeling Schreiber & Park ("DS&P"), DS&P's general partners, and New Piper Aircraft, Inc. in the state court for Miami-Dade County, Florida. The complaint alleged that TDY breached a Cooperation and Shareholder's Agreement with Kaiser under which the parties agreed to cooperate in the filing and promotion of a proposed plan for acquiring out of bankruptcy the assets of Piper Aircraft, a manufacturer of general aviation aircraft. Kaiser alleged that TDY breached contractual and fiduciary duty obligations under the agreement by instead entering into a proposed plan with DS&P and sought damages as well as a constructive trust over the shares of New Piper Aircraft. TDY and the other parties are engaged in discovery and have agreed to participate in a mediation. Kaiser's complaint requests that the court impose a constructive trust on approximately 68% of the equity interest in privately held New Piper Aircraft, Inc. The Company owns approximately 30% of the equity of New Piper Aircraft and the other current defendant shareholder owns approximately 10%. In the alternative, Kaiser seeks unspecified damages in an amount "to be determined at trial." This matter is tentatively scheduled for trial during the fourth quarter of 2002. While the outcome of the litigation cannot be predicted, and the Company believes that the claims are not meritorious, an adverse resolution of this matter could have a material adverse effect on the Company's results of operations, financial condition or liquidity.

     TDY Industries, Inc. and the San Diego Unified Port District ("Port District") entered into a lease of property located in San Diego, California on October 1, 1984. The current lease term expires in March 2004, with options to renew, which ultimately expire in 2024. TDY operated its Teledyne Ryan Aeronautical division ("Ryan") at the property until May 1999, when substantially all the assets and business of Ryan were sold to Northrop Grumman Corporation ("Northrop"). Northrop subleased a portion of the property until early 2001. TDY also entered into three separate sublease arrangements for portions of the property. TDY sought Port District consent to the subleases, which the Port District refused. After its administrative appeal to the Port District was denied, TDY Industries, Inc. commenced a lawsuit against the Port District. The complaint, filed in December 2001 in state court in San Diego, alleges breach of contract, inverse condemnation, tortuous interference with a prospective economic advantage and other causes of action relating to the Port District's failure to consent to subleases of the space. The Complaint seeks at least $4 million for damages from the Port District and declaratory relief.

     TDY is obligated to continue to pay rent to the Port District, in an amount of approximately $0.4 million per month. Due to the Port District's failure to consent to subleases, TDY is unable to mitigate its costs related to the property. While TDY is continuing its marketing efforts to sublease the property, TDY and the Port District continue to discuss a resolution to the matter. At March 31, 2002, the Company had a reserve of approximately $4.6 million to cover the costs while the facility remains unoccupied.

     In another matter related to the property, the Port District has requested that the California Department of Toxic Substances Control ("DTSC") evaluate whether the property is regulated as a hazardous waste transportation, storage, or disposal facility under the Resource Conservation and Recovery Act ("RCRA") and similar state laws. DTSC recognizes that the information pertaining to the RCRA permitting status of the property is ambiguous and has agreed to refer the issue of the property's RCRA permitting status to DTSC's Legal Office for further consideration. TDY has an opportunity to discuss this matter directly with DTSC's Legal Office and DTSC will refrain from taking action regarding this issue until after completion of DTSC's Legal Office review and discussions with TDY. To the extent the facility is subject to RCRA permitting and corrective action is required at the property, DTSC has agreed that the San Diego Regional Water Quality Control Board ("Regional Board") is the appropriate agency to oversee the corrective action work. The Regional Board is currently overseeing other investigative work at the property.

     A number of other lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management believes that the disposition of any such pending matters is not likely to have a material adverse effect on the Company's financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Allegheny Technologies Incorporated is one of the largest and most diversified producers of specialty materials in the world. Unless the content requires otherwise, "we", "our" and "us" refer to Allegheny Technologies Incorporated and its subsidiaries. We operate in the following three business segments, which accounted for the following percentages of total sales for the first three months of 2002 and 2001:

                                                     2002          2001
                                                     ----          ----

             Flat-Rolled Products                     53%           52%
             High Performance Metals                  35%           35%
             Industrial Products                      12%           13%

     For the first three months of 2002, operating profit was $3.2 million compared to $10.6 million for the same 2001 period. Sales decreased 9% to $493.1 million for the first three months of 2002 compared to $542.5 million for the same 2001 period.

     Net loss was $11.1 million, or ($0.14) per diluted share, for the first three months of 2002 compared to net income of $6.4 million, or $0.08 per diluted share, for the first three months of 2001.

     We realized $25 million in cost reductions during the first three months of 2002. We have targeted $100 million of cost reductions for 2002.

     Sales and operating profit (loss) for our three business segments are discussed below.

FLAT-ROLLED PRODUCTS SEGMENT

     Flat-Rolled Products segment sales declined 7% to $262.1 million, due to weaker market conditions. The segment recorded an operating loss of $0.4 million for the 2002 first quarter compared to an operating loss of $4.5 million in the first three months of 2001. Operating results in the 2002 first quarter benefited significantly from cost reduction initiatives.

     Total shipments of finished flat-rolled products in the 2002 first quarter were 2% below the same period last year and average prices per finished ton decreased by 6%.

     Finished commodity product shipments in the segment (including stainless steel sheet and plate, silicon electrical steel, and tool steel among other products) decreased 3% compared to the first quarter 2001. Average prices for finished commodity products decreased 7% during the same period. This decrease was primarily due to continued weak demand for stainless steel sheet and plate due to the weak U.S. industrial economy and lower raw material surcharges. High-value product shipments in the segment (including standard strip, Precision Rolled Strip(R), nickel-based alloys and specialty steels, and titanium and titanium alloys) were flat compared to the 2001 first quarter, while average prices for high-value products decreased 6%.

     Comparative information on the segment's products is provided in the following table:

                                                     Three Months Ended
                                                          March 31,
                                                    ----------------------          %
                                                      2002         2001           Change
                                                    -------------------------------------
Volume (finished tons):
 Commodity                                           87,431       89,764          (3)
 High Value                                          34,362       34,212           -
 Total                                              121,793      123,976          (2)

Average prices (per finished ton):
 Commodity                                          $ 1,487      $ 1,592          (7)
 High Value                                         $ 3,761      $ 4,017          (6)
 Total                                              $ 2,129      $ 2,261          (6)


HIGH PERFORMANCE METALS SEGMENT

Sales declined 8% to $172.9 million for the 2002 first quarter compared to the same period of last year due primarily to reduced demand from our two largest markets, commercial aerospace and electrical energy. The decline in sales and the effects of the seven month labor strike at Wah Chang lowered operating profit to $4.3 million compared to $11.0 million in the year-ago period. Shipments of nickel-based and specialty steel products decreased 16% with average prices increasing 3%. Shipments of titanium products decreased 19% with average prices increasing 7%. While average prices increased due to product mix changes, prices of some products declined due to weaker market conditions. Shipments of exotic alloys increased 17% but average prices were 2% lower.

     On March 22, 2002, we announced that our Wah Chang facility and the United Steelworkers of America (USWA) reached a new six-year labor agreement ending a seven-month strike, which began on September 4, 2001. The new agreement covers approximately 660 employees. The new agreement became effective on April 1, 2002 and expires on March 31, 2008. The anticipated increase in labor costs as a result of the new agreement is less than one percent of our overall labor costs and is not material.

     Certain comparative information on the segment's major products is provided in the following table:

                                                Three Months Ended
                                                     March 31,
                                              --------------------       %
                                                   2002    2001        Change
                                              ---------------------------------

Volume (000's pounds):
 Nickel-based and specialty steel alloys      10,765       12,864       (16)
 Titanium mill products                        4,949        6,139       (19)
 Exotic alloys                                   869          741        17

Average prices (per pound):
 Nickel-based and specialty steel alloys      $ 6.46       $ 6.29         3
 Titanium mill products                       $12.11       $11.36         7
 Exotic alloys                                $35.03       $35.80        (2)

INDUSTRIAL PRODUCTS SEGMENT

     Due to generally weak demand, first quarter 2002 sales decreased 20% to $58.1 million, compared to the same period last year, and the segment had an operating loss of $0.7 million, compared to an operating profit of $4.1 million in the year-ago period.

CORPORATE ITEMS

     Corporate expenses decreased 19% to $5.7 million for the 2002 first quarter compared to the prior year period due to continued cost reductions. Net interest expense increased to $9.9 million for the 2002 first quarter from $8.0 million for the 2001 first quarter. The increase in interest expense primarily was due to higher interest costs associated with the ten-year notes issued in December 2001.

     A decline in the equities markets in 2001 and higher benefit liabilities from long-term labor contracts negotiated in 2001 resulted in a pre-tax retirement benefit expense of $5.7 million in the first quarter 2002 compared to pre-tax retirement benefit income of $16.5 million in the first quarter 2001. These factors resulted in a $22.2 million reduction in pre-tax income in the first quarter 2002 compared to the first quarter 2001. The reduction in retirement benefit income had a negative effect on both cost of sales, and selling and administrative expenses for the current quarter. Retirement benefit expense is expected to increase to approximately $6.8 million a quarter for the remainder of 2002 as a result of the new Wah Chang labor agreement.

INCOME TAX PROVISION (BENEFIT)

     Our effective tax rate was (38.3%) and 38.5% for the first three months of 2002 and 2001, respectively.

FINANCIAL CONDITION AND LIQUIDITY

CASH FLOW AND WORKING CAPITAL

     During the three months ended March 31, 2002, cash generated from operations was $81.9 million, which included a federal income tax refund for the 2001 tax year of $43.2 million. Cash generated from operations and cash on hand at the beginning of the year was utilized to reduce debt by $56.3 million, pay dividends of $16.1 million and invest $15.4 million in capital equipment. At March 31, 2002, we had a cash position of $30.5 million.

     Working capital decreased to $518.8 million at March 31, 2002 compared to $593.4 million at December 31, 2001. The current ratio decreased to 2.5 from 2.8 in this same period. The change in working capital and current ratio at March 31, 2002 compared to December 31, 2001 was primarily due to the reduction in inventories and a reduction in the income tax refund receivable.

     As part of managing the liquidity of the business, we focus on controlling inventory, accounts receivable and accounts payable at our operating companies. In measuring performance in controlling this managed working capital, we exclude the effects of LIFO inventory valuation reserves, excess and obsolete inventory reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. During the 2002 first quarter, managed working capital, which is defined as gross inventory plus accounts receivable less accounts payable, declined by $41 million, or 5.6%, to $685 million. For the 2002 first quarter, the decline in managed working capital resulted from a $54 million decline in gross inventory and a $5 million increase in accounts payable balances, partially offset by an increase in accounts receivable of $18 million.

     Capital expenditures for 2002 are expected to be approximately $50.0 million, of which $15.4 million had been expended through March 31, 2002.

     On March 12, 2002, a regular quarterly dividend of $0.20 per share of common stock was paid to stockholders of record at the close of business on February 25, 2002. On May 9, 2002, the Board of Directors declared a regular quarterly dividend of $0.20 per share of common stock. The dividend will be paid on June 11, 2002 to stockholders of record at the close of business on May 29, 2002.

DEBT

     At March 31, 2002, we had $525.4 million in total outstanding debt. Our debt to capitalization ratio decreased to 36.1% at March 31, 2002 from 38.1% at December 31, 2001. Our net debt to total capitalization ratio decreased to 34.7% at March 31, 2002 from 36.7% at December 31, 2001. These lower ratios resulted primarily from the use of operating cash flows to repay $56 million of debt.

     In December 2001, we issued $300 million of 8.375% Notes due December 15, 2011 in a transaction exempt from registration pursuant to Rule 144A under the Securities Act of 1933, as amended. We have initiated an exchange offer pursuant to which the holders of the Notes are able to exchange the outstanding Notes for new notes with substantially identical terms, but which are registered under the Securities Act. Interest on the Notes is payable semi-annually, on June 15 and December 15, and is subject to adjustment under certain circumstances. These Notes contain default provisions with respect to default for the following, among other things: nonpayment of interest on the Notes for 30 days, default in payment of principal when due, or failure to comply with any covenant. Any violation of the default provision could result in the requirement to immediately repay the borrowings.

     On December 21, 2001, we entered into a credit agreement with a group of banks that provides for borrowings of up to $325 million on a revolving credit basis. The credit agreement consists of a short-term 364-day $130 million credit facility which expires in December 2002, and a $195 million credit facility which expires in December 2006. Interest is payable based upon London Interbank Offered Rates ("LIBOR") plus a spread, which is dependent on our credit rating. We also have the option of using other alternative interest rate bases. The agreement has various covenants that limit our ability to dispose of assets and merge with another corporation. We are also required to maintain various financial statement ratios, including a covenant requiring the maintenance of specified consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA"). For 2002, we must have, on a quarterly basis for the preceding twelve month period, EBITDA of at least 3.0 times gross interest expense. For 2003 through the remaining life of the credit agreement, we must have, on a quarterly basis for the preceding twelve month period, EBITDA of at least 3.5 times gross interest expense. Our EBITDA coverage (calculated in accordance with the credit agreement, which excludes certain non-cash charges) for the twelve months ended March 31, 2002 was 4.2 times gross interest expense. We had no borrowings outstanding under the revolving credit agreement at March 31, 2002.

     We have a commercial paper program designed to cost effectively enhance our access to credit markets. At March 31, 2002, we had $20 million of commercial paper outstanding. These commercial paper borrowings are presented as long-term obligations due to our ability and intent to refinance a portion or all of these obligations on a long-term basis. Our intention is to continue to use the commercial paper program to fund our capital needs in excess of cash flow generated from operations. However, our ability to continue our commercial paper program is dependent upon maintaining our current A2/P2 commercial paper credit rating, and on having a bank credit facility to support the program.

     We believe that internally generated funds, current cash on hand and borrowings from existing credit lines and our commercial paper program will be adequate to meet our foreseeable needs. However, our ability to continue to utilize borrowings from existing credit lines and maintain our commercial paper program may be negatively affected by changes in our credit rating based upon our financial performance and the credit ratings agencies' and credit market's outlook for the industry and markets in which we participate, as well as failure to maintain required financial ratios, and other factors beyond our control.

CRITICAL ACCOUNTING POLICIES

     A summary of our significant accounting policies is discussed in Note 1 in our Annual Report on Form 10-K for the year ended December 31, 2001.

     The preparation of the financial statements in accordance with accounting principles generally accepted in the United States requires us to make judgements, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Areas of uncertainty that require judgments, estimates and assumptions include the accounting for derivatives, retirement plans, environmental and other contingencies as well as asset impairment, inventory valuation and collectibility of accounts receivable. We use historical experience and all available information to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our financial statements. Despite these inherent limitations, we believe that the Management's Discussion and Analysis and the financial statements and footnotes provide a meaningful and fair perspective of the Company.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Under SFAS 142, the test for goodwill impairment changed and, commencing in 2002, goodwill is required to be reviewed annually, or more frequently if impairment indicators arise. The new impairment test for goodwill is a two step process. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this step reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of the fair value of the reporting unit over the fair value of all recognized and unrecognized assets and liabilities.

     At December 31, 2001, we had goodwill of approximately $188 million on our balance sheet. Of the total, $127 million related to the Flat-Rolled Products segment, $51 million related to the High Performance Metals segment, and $10 million related to the Industrial Products segment. We are currently evaluating whether the goodwill on the balance sheet at December 31, 2001 is impaired at January 1, 2002. If goodwill is determined to be impaired, we would record a non-cash after-tax charge for the amount of the impairment. This initial impairment charge, if any, would be recorded as a cumulative effect of a change in accounting principle in our results for the quarter ended June 30, 2002.

     For the first three months of 2001, goodwill amortization expense was $1.5 million or $0.01 per diluted share, principally recognized in the Flat-Rolled Products segment. Effective January 1, 2002, in accordance with this pronouncement, we ceased the amortization of goodwill.

     Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Although retaining many of the fundamental recognition and measurement provisions of the existing accounting standards, the new rules significantly change the criteria that would have to be met in order to classify an asset as held-for-sale. This distinction is important because assets to be disposed of are stated at the lower of their fair values or carrying amounts, and depreciation is no longer recognized. SFAS 144 also expands the types of dispositions which qualify for discontinued operations disclosure treatment and requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period in which the losses are incurred, rather than as of a measurement date. The adoption of this Statement had no impact to the financial statements.

     In June 2001, the FASB issued statement No. 143, "Accounting for Asset Retirement Obligations." ("SFAS 143"). Under SFAS 143, obligations associated with the retirement of tangible long-lived assets, such as landfill and other facility closure costs, would be capitalized and amortized to expense over an asset's useful life using a systematic and rational allocation method. This standard is effective for fiscal years beginning after June 15, 2002. We are currently evaluating adoption of SFAS 143 and have not yet determined the impact on our overall financial condition, if any, that may result.

OTHER MATTERS

COSTS AND PRICING

     Although inflationary trends in recent years have been moderate, during the same period certain critical raw material costs, such as nickel and scrap containing nickel, have been volatile. We primarily use the last-in, first-out method of inventory accounting that reflects current costs in the cost of products sold. We consider these costs, the increasing costs of equipment and other costs in establishing our sales pricing policies and has instituted raw material surcharges on certain of our products to the extent permitted by competitive factors in the marketplace. We continue to emphasize cost reductions and containment in all aspects of our business.

     We periodically announce price increases on certain of our products. The ability to implement price increases is dependent on market conditions, economic factors, raw material costs and availability, competitive factors, operating costs and other factors that are beyond our control. Furthermore, the benefits of price increases may be delayed due to long manufacturing lead times and the terms of existing contracts.

COMPETITION

     As reported in Part I. Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2001, President Bush announced, on March 5, 2002, a decision imposing tariffs on certain steel imports resulting from his June 5, 2001 order for an investigation by the U.S. International Trade Commission ("ITC") under Section 201 of the 1974 Trade Act ("Section 201") related to certain specialty steel products, including stainless steel bar, rod and wire, and tool steel. The ITC did not recommend and we did not seek that tariffs be imposed on products of the type we produce other than certain tool steels that represent an immaterial portion of our sales. We believe that the tariffs resulting from this decision will have minimal impact on our business because of limited applicability to the Company's products. Foreign countries where some of our products are sold and that are affected by the U.S. Government's imposition of the Section 201 tariffs have threatened retaliatory duties on products sold in those countries. On May 14, 2002, the European Union identified products subject to retaliatory duties. Except for products that account for an insignificant portion of our sales, the identified products did not include products that we currently sell in Europe.

LABOR MATTERS

     We have approximately 10,700 employees. A portion of our workforce is represented under various collective bargaining agreements, principally with the United Steelworkers of America ("USWA"), including: approximately 3,700 Allegheny Ludlum production and maintenance employees covered by collective bargaining agreements between Allegheny Ludlum and the USWA, which are effective through June 2007; approximately 325 Oremet employees covered by a collective bargaining agreement with the USWA which is effective through June 2007; and approximately 660 Wah Chang employees.

     On March 22, 2002, we announced that our Wah Chang facility and the USWA reached a new six-year labor agreement ending a seven-month strike, which began on September 4, 2001. The new agreement became effective on April 1, 2002 and expires on March 31, 2008.

     Generally, agreements that expire may be terminated after notice by the USWA. After termination, the USWA may authorize a strike. A strike by the employees covered by one or more of the collective bargaining agreements could materially adversely affect our operating results. There can be no assurance that we will succeed in concluding collective bargaining agreements with the USWA or other unions to replace those that expire.

     In April 2002, we were notified by the USWA that it would begin an organizing campaign of full-time and regular part-time office and clerical employees and unrepresented technical employees at Allegheny Ludlum facilities in western Pennsylvania.

ENVIRONMENTAL

     We are subject to various domestic and international environmental laws and regulations that govern the discharge of pollutants into the air or water, and disposal of hazardous substances, and which may require that us investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including sites at which we have been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, and comparable state laws. We could incur substantial cleanup costs, fines and civil or criminal sanctions, third party property damage or personal injury claims as a result of violations or liabilities under these laws or non-compliance with environmental permits required at our facilities. We are currently involved in the investigation and remediation of a number of the our current and former sites as well as third party locations sites under these laws.

     With respect to proceedings brought under the federal Superfund laws, or similar state statutes, we have been identified as a potentially responsible party at approximately 31 of such sites, excluding those at which we believe we have no future liability. Our involvement is very limited or de minimis at approximately 13 of these sites, and the potential loss exposure with respect to any of the remaining 18 individual sites is not considered to be material.

     In June 1995, the U.S. Government commenced an action against Allegheny Ludlum in the United States District Court for the Western District of Pennsylvania, alleging multiple violations of the federal Clean Water Act. The trial of this matter concluded in February 2001 with a favorable jury verdict for Allegheny Ludlum of approximately 85% of the claims. In February 2002, the Court issued a decision imposing a penalty of $8.2 million for approximately 160 incidents at five facilities that occurred over a period of about six years which Allegheny Ludlum had reported to the appropriate environmental agencies. We are reviewing options for appealing the Court's decision. At March 31, 2002, we had adequate reserves for this matter.

     At March 31, 2002, our reserves for environmental remediation obligations totaled approximately $45.7 million, of which approximately $18.3 million, including the federal Clean Water Act matter, were included in other current liabilities. The reserves include estimated probable future costs of $19.7 million for federal Superfund and comparable state-managed sites; $3.5 million for formerly owned or operated sites for which we have remediation or indemnification obligations; $10.6 million for owned or controlled sites at which our operations have been discontinued; and $11.9 million for sites utilized by us in our ongoing operations. We are evaluating whether we may be able to recover a portion of future costs for environmental liabilities from third parties other than participating potentially responsible parties.

     The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. We expect that we will expend present accruals over many years, and will complete remediation of all sites with which we have been identified in up to thirty years.

     We are a party to various cost-sharing arrangements with other PRPs at the sites. The terms of the cost-sharing arrangements are subject to non-disclosure agreements as confidential information. Nevertheless, the cost-sharing arrangements generally require all PRPs to post financial assurance of the performance of the obligations or to pre-pay into an escrow or trust account their share of anticipated site-related costs. In addition, the Federal government, through various agencies, is a party to several such arrangements.

     We believe that we operate our businesses in compliance in all material respects with applicable environmental laws and regulations. However, we are a party to lawsuits and other proceedings involving alleged violations of environmental laws. When our liability is probable and we can reasonably estimate our costs, we record environmental liabilities on our financial statements. However, some of these environmental investigations are not at a stage where we have been able to determine liability, or if liability is probable, to reasonably estimate the loss or range of loss. Estimates of our liability remain subject to additional uncertainties regarding: the nature and extent of site contamination; the range of remediation alternatives available; evolving remediation standards; imprecise engineering evaluations and estimates of appropriate cleanup technology, methodology and cost; the extent of corrective actions that may be required; and the number and financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation. Accordingly, as investigation and remediation of these sites proceed and as we receive new information, we expect that we will adjust our accruals to reflect new information. Future adjustments could have a material adverse effect on our results of operations in a given period, but we cannot reliably predict the amounts of such future adjustments.

     Based on currently available information, management does not believe it is reasonably possible that future environmental costs, in excess of those already accrued, will materially adversely affect the our financial condition or results of operations. However, we cannot provide any assurance that additional future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on our financial condition or results of operations.

     For additional discussion of environmental matters, see Note 8 to the consolidated financial statements.

FORWARD-LOOKING AND OTHER STATEMENTS

     From time to time, we have made and may continue to make "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Certain forward-looking statements are contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 8 to the consolidated financial statements, which represent our expectations or beliefs concerning various future events, unknown risks, uncertainties and other factors, many of which the we are unable to predict or control. Forward-looking statements include those statements related to anticipated business, economic, and market conditions, including energy market conditions and actions taken to respond to these conditions, product demand, sales, shipments, prices and price competitiveness, operating profit and earnings, financial performance and growth, cost reductions and anticipated cost savings, working capital reductions, cash conservation, dividends, financial strength, cash flow and initiatives to improve cash flow, capital expenditures and other investments, the benefits and effects of new labor agreements, projected pension income or expense, including non-cash excess pension income and reimbursement of retiree health care expenditures. Such forward-looking statements are based on management's current expectations and include known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results or performance to materially differ from any future results or performance expressed or implied by such statements. These statements are based on current expectations that involve a number of risks and uncertainties, including those described under the captions: "Other Materials - Costs and Pricing," "Other Matters - Competition," "Other Matters - Labor Matters," and "Other Matters - Environmental." Actual results or performance may differ materially from any future results or performance anticipated based on management's current expectations contained in such forward-looking statements. Additional risk factors are described from time to time in our filings with the Securities and Exchange Commission, including our Report on Form 10-K for the year ended December 31, 2001 and our quarterly reports on Form 10-Q. We assume no duty to update our forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We use derivative financial instruments from time to time to hedge ordinary business risks for product sales denominated in foreign currencies, to partially hedge against volatile energy and raw material cost fluctuations in the Flat-Rolled Products and High Performance Metals segments and to manage exposure to changes in interest rates.

     Foreign currency exchange contracts are used to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies expected to be received from our export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts, which are not financially material, are designated as hedges of the variability in cash flows of a portion of our forecasted export sales transactions in which settlement will occur in future periods and which otherwise would expose us, on the basis of aggregate net cash flows in respective currencies, to foreign currency risk. Changes in the fair value of our foreign currency derivatives are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in the statement of operations.

     A portion of our operations consists of investments in foreign subsidiaries. As a result, our financial results could be affected by changes in foreign currency exchange rates. To mitigate this foreign currency translation risk, we have a practice of recapitalizing operations using local foreign currency debt to replace direct equity investment. The average interest rate to service this foreign debt is favorable to current U.S. interest rates.

     As part of our risk management strategy, from time to time, we purchase exchange-traded futures contracts to manage exposure to changes in nickel prices, a component of raw material cost for some of our flat-rolled and high performance metals products. The nickel futures contracts obligate us to make or receive a payment equal to the net change in value of the contract at its maturity. These contracts are designated as hedges of the variability in cash flows of a portion of our forecasted purchases of nickel. Changes in the fair value of our nickel derivatives are recognized in other comprehensive income until the hedged item is recognized in the statement of operations. The ineffective portion of a derivative's change in fair value is immediately recognized in the statement of operations.

     We also enter into energy swap contracts as part of our overall risk management strategy. The swap contracts are used to manage exposure to changes in energy prices, a component of production costs for our operating units. The energy swap contracts obligate us to make or receive a payment equal to the net change in value of the contract at its maturity. These contracts are designated as hedges of the variability in cash flows of a portion of our forecasted energy payments. Changes in the fair value of our energy derivatives are recognized in other comprehensive income until the hedged item is recognized in the statement of operations. The ineffective portion of a derivative's change in fair value is immediately recognized in the statement of operations.

     As part of our strategy to manage our exposure to changes in interest rates by maintaining a mix of fixed and variable rate debt, we enter into interest rate swap contracts. At March 31, 2002, we have entered into receive floating, pay fixed agreements for $125 million related to our ten-year, 8.375% Notes, which effectively converts this portion of the Notes to variable rate debt. These agreements are designated as fair value hedges, with changes in the fair value of the swap agreements and the underlying fixed-rate debt recognized in the statement of operations.

     We have guaranteed the outstanding $150 million Allegheny Ludlum fixed rate 6.95% debentures due in 2025. In a period of declining interest rates, we face the risk of required interest payments exceeding those based on the then current market rate. To mitigate interest rate risk, we attempt to maintain a reasonable balance between fixed and variable rate debt to keep financing costs as low as possible.

     We believe that adequate controls are in place to monitor these hedging activities, which are not financially material. However, many factors, including those beyond our control such as changes in domestic and foreign political and economic conditions, as well as the magnitude and timing of interest rate, energy price and nickel price changes, could adversely affect these activities.


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The litigation to which the Company is a party is more fully discussed in Item 3. of the Company's Annual Report on Form 10-K for the year ended December 31, 2001. There have been no material changes in any of the Company's legal proceedings since the date of the Company's Annual Report on Form 10-K.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

           None.

     (b)   Current Reports on Form 8-K filed by the Company -

               DATE                               NATURE OF THE REPORT

            April 17, 2002             News release disclosing the results of
                                       operations for Allegheny Technologies
                                       Incorporated for the three months ended
                                       2002 and selected financial data.


            May 3, 2002                Presentation of historical Price and
                                       Volume information for the Company's
                                       Flat-Rolled Products segment.

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


                                         ALLEGHENY TECHNOLOGIES INCORPORATED
                                         -----------------------------------
                                                     (REGISTRANT)





Date: May 15, 2002                       By   /s/ R.J. Harshman
                                              ---------------------------------
                                              Richard J. Harshman
                                              Senior Vice President, Finance and
                                              Chief Financial Officer
                                              (Principal Financial Officer and
                                              Duly Authorized Officer)



Date: May 15, 2002                       By   /s/ D.G. Reid
                                              ---------------------------------
                                              Dale G. Reid
                                              Vice President, Controller and
                                              Chief Accounting Officer
                                              (Principal Accounting Officer)