Form 10-K/A
period 2001-12-31
ALLEGHENY TECHNOLOGIES INC
filed 2002-07-01
CIK 1018963

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

                         Commission file number: 1-12001

                       ALLEGHENY TECHNOLOGIES INCORPORATED
                       -----------------------------------
             (Exact name of Registrant as specified in its charter)

                        Delaware                        25-1792394
      --------------------------------------------   -------------
                (State or other jurisdiction of      (IRS Employer
                incorporation or organization)       Identification
                                                     No.)

   1000 Six PPG Place, Pittsburgh, Pennsylvania        15222-5479
   --------------------------------------------      -------------
   (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code:  (412) 394-2800

Securities registered pursuant to Section 12(b) of the Act:

         Title of Each Class:        Name of Each Exchange On Which Registered:
     ------------------------------  ------------------------------------------
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

    Yes  X   No

    Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

    At May 31, 2002, the Registrant had outstanding 80,576,717 shares of its Common Stock. The aggregate market value of the Registrant's voting stock held by non-affiliates at this date was approximately $1.3 billion, based on the closing price per share of Common Stock on this date of $17.56 as reported on the New York Stock Exchange. Shares of Common Stock known by the Registrant to be owned beneficially by directors of the Registrant and officers of the Registrant subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are not included in the computation. The Registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Exchange Act.

                       Documents Incorporated By Reference

    Selected portions of the 2001 Annual Report to Stockholders ("2001 Annual Report") - Part I, Part II and Part IV of this Report.

    Selected portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders - Part III of this Report. The information included in the Proxy Statement as required by paragraphs (k) and (l) of Item 402 of Regulation S-K is not incorporated by reference in this Form 10-K/A (Amendment No. 1).

    EXPLANATORY NOTE: Pursuant to this Form 10-K/A (Amendment No. 1) ("Amendment No. 1"), Allegheny Technologies Incorporated (the "Registrant" or the "Company") amends and restates in its entirety "Item 8. Financial Statements and Supplementary Data" of Part II and "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" of Part IV of its Annual Report on Form 10-K for the year ended December 31, 2001 ("2001 Form 10-K"), in order to file in accordance with Rule 15d-21 under the Exchange Act, financial statements required by Form 11-K for the following plans: (1) Allegheny Technologies Retirement Savings Plan; (2) 401(k) Savings Account Plan for Employees of the Washington Plate Plant; (3) Savings and Security Plan of the Lockport and Waterbury Facilities of Allegheny Ludlum Corporation; (4) Allegheny Ludlum Corporation Personal Retirement and 401(k) Savings Account Plan; and (5) The 401(k) Plan.

"Item 8. Financial Statements and Supplementary Data" of Part II of the 2001 Form 10-K is hereby amended and restated in its entirety to read as follows:

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements and Notes to Consolidated Financial Statements listed in Item 14(a)(1) are incorporated by reference from pages 25 to 52 of the 2001 Annual Report.

    The following financial statements are filed by the Company with respect to the following plans in accordance with Rule 15d-21 under the Exchange Act:

                                 PLAN                                     PAGE NO.
      ---------------------------------------------------------------    ---------
           Allegheny Technologies Retirement Savings Plan                     4

           401(k) Savings Account Plan for Employees of the Washington
           Plate Plant................................................       22

           Savings and Security Plan of the Lockport and Waterbury
           Facilities of Allegheny Ludlum Corporation.................       37

           Allegheny Ludlum Corporation Personal Retirement and
           401(k) Savings Account Plan................................       52

           The 401(k) Plan............................................       67

           TDY Industries, Inc. Profit Sharing Plan for Certain
           Employees of Metalworking Products.........................       82

           Allegheny Rodney (ALstrip) Profit Sharing Plan.............       95


AUDITED FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

Allegheny Technologies Retirement Savings Plan
Years ended December 31, 2001 and 2000 with Report of Independent Auditors

                 Allegheny Technologies Retirement Savings Plan

             Audited Financial Statements and Supplemental Schedule

                     Years ended December 31, 2001 and 2000




                                    CONTENTS

Report of Independent Auditors .............................................6

Audited Financial Statements

Statements of Net Assets Available for Benefits.............................7
Statements of Changes in Net Assets Available for Benefits..................8
Notes to Financial Statements ..............................................9


Supplemental Schedule

Schedule H, Line 4(i)--Schedule of Assets (Held at End of Year).............18

                         Report of Independent Auditors

Allegheny Technologies Incorporated

We have audited the accompanying statements of net assets available for benefits of the Allegheny Technologies Retirement Savings Plan as of December 31, 2001 and 2000, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 2001 and 2000, and the changes in its net assets available for benefits for the years then ended, in conformity with accounting principles generally accepted in the United States.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedule of assets held at end of year as of December 31, 2001 is presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and is not a required part of the financial statements. The supplemental schedule has been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


                                                      /s/ Ernst & Young LLP



Pittsburgh, Pennsylvania
May 24, 2002

                 Allegheny Technologies Retirement Savings Plan

                 Statements of Net Assets Available for Benefits


                                                                                        DECEMBER 31
                                                                                  2001                  2000
                                                                          -----------------------------------

ASSETS
Investments:
   Interest-bearing cash                                                  $         --         $       33,984
   Interest in Allegheny Ludlum Corporation Master Trusts                    152,644,352          155,224,928
   Interest in registered investment companies                                35,107,084           34,281,115
   Interest in common collective trusts                                       27,709,529           30,817,957
   Corporate common stocks                                                    12,847,133           13,871,318
   Participant loans                                                           3,942,809            3,876,612
                                                                          -----------------------------------
Total investments                                                            232,250,907          238,105,914

Contributions receivable                                                            --                 29,474
Other receivables                                                                221,582              597,365
Other payables                                                                   (72,161)            (692,659)
Cash overdraft                                                                  (151,796)             (79,119)
                                                                          -----------------------------------
Net assets available for benefits                                         $  232,248,532       $  237,960,975
                                                                          ===================================


See accompanying notes.

                 Allegheny Technologies Retirement Savings Plan

           Statements of Changes in Net Assets Available for Benefits


                                                                                      YEAR ENDED DECEMBER 31
                                                                                  2001                  2000
                                                                             -----------------------------------

Additions:
   Contributions:
     Employer                                                                $    9,492,507       $    8,817,420
     Employee                                                                     6,989,652            6,606,246
   Investment income:
     Net loss from interest in Allegheny Ludlum Corporation Master
       Trusts                                                                    (6,112,130)          (4,157,630)
     Net loss from interest in registered investment companies                   (5,099,993)          (1,068,800)
     Net loss from interest in common collective trusts                          (2,145,405)             (77,949)
     Interest income                                                                357,733              348,601
     Dividend income                                                                504,859              123,114
     Net realized/unrealized loss on corporate common stocks                        (57,789)          (2,128,403)
     Other                                                                               36                2,396
   Transfers into Plan                                                            6,356,533                 --
                                                                             -----------------------------------
Total additions                                                                  10,286,003            8,464,995

Deductions:
   Distributions to participants                                                 15,986,006           19,602,033
   Administrative expenses                                                           12,440                3,536
                                                                             -----------------------------------
Total deductions                                                                 15,998,446           19,605,569
                                                                             -----------------------------------

Net deductions                                                                   (5,712,443)         (11,140,574)
Net assets available for benefits at beginning of year                          237,960,975          249,101,549
                                                                             -----------------------------------
Net assets available for benefits at end of year                             $  232,248,532       $  237,960,975
                                                                             ===================================


See accompanying notes.

                 Allegheny Technologies Retirement Savings Plan

                          Notes to Financial Statements

                                December 31, 2001

1. SIGNIFICANT ACCOUNTING POLICIES

Investments are valued as follows:

    Bank and insurance contracts with varying contract rates and maturity dates are stated at contract value.

    Although it is management's intention to hold the investment contracts in the Fixed Income Fund until maturity, certain investment contracts provide for adjustments to contract value for withdrawals made prior to maturity.

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

The purpose of the Plan is to provide retirement benefits to eligible employees through company contributions and to encourage employee thrift by permitting eligible employees to defer a part of their compensation and contribute such deferral to the Plan. Participants can defer between 1% and 14%, subject to Internal Revenue Code limitations, of their eligible wages, including profit sharing awards, and contribute them to the Plan. Depending on participants' years of service, qualifying employee contributions are matched by the Plan Sponsor up to 4% of participants' salary. In addition, Plan Sponsor contributes 6.5% of participants' monthly pensionable earnings, as described in the Plan, and in addition contributes $43.34 per month per participant.

Separate accounts are maintained by the Plan Sponsor for each participating employee. Trustee fees and asset management fees charged by the Plan's trustee, Dreyfus Retirement Services, for the administration of all funds are charged against net assets available for benefits of the respective fund. Certain other expenses of administering the Plan are paid by the Plan Sponsor.

                 Allegheny Technologies Retirement Savings Plan

2. DESCRIPTION OF THE PLAN (CONTINUED)

Participants may make "in-service" and hardship withdrawals as outlined in the plan document.

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

Effective November 29, 1999, Allegheny Teledyne Incorporated's (the Plan Sponsor) name was changed to Allegheny Technologies Incorporated. Also, the Aerospace and Electronics and Consumer segments of Allegheny Teledyne were spun off into two new freestanding public companies--Teledyne Technologies Incorporated and Water Pik Technologies, Inc. Stockholders of Allegheny Teledyne became stockholders of Teledyne Technologies Incorporated and Water Pik Technologies, Inc., thus creating two new master trusts. Participants may continue to hold interest in the two new companies until December 31, 2002, at which time these two holdings will be terminated and the assets will be transferred to one of the other plan investment options. Effective October 1, 2000, the Allegheny Technologies Incorporated (ATI) Common Stock Master Trust, Teledyne Technologies Incorporated Common Stock Master Trust, and Water Pik Technologies, Inc. Common Stock Master Trust were deunitized, enabling each participating plan to hold actual shares of the common stocks versus holding each stock in separate master trusts.

Effective April 1, 2001, the salaried employees who were participants in the Alstrip profit sharing plan and the salaried employees at the Plan Sponsor's Rodney Metals plant became eligible to participate in the Plan. Accordingly, plan investments related to these participants were transferred into the Plan.

Further information about the Plan, including eligibility, vesting, contributions, and withdrawals, is contained in the Plan documents and related contracts. These documents are available from the Allegheny Technologies Personnel and Compensation Committee.

                 Allegheny Technologies Retirement Savings Plan

3. INVESTMENTS

The following presents investments that represent 5% or more of the Plan's net assets:

                                                                        DECEMBER 31
                                                                2001                  2000
                                                     --------------------------------------------

Allegheny Technologies Disciplined Stock Fund               $26,513,154           $30,710,160
Alliance Equity Fund                                         30,328,009            39,467,959
Dreyfus Emerging Leaders Fund                                18,372,326            19,855,407
Dreyfus Lifestyle Growth and Income Fund                     17,328,573            18,814,507
Fixed Income Fund                                            95,803,188            85,046,809

Certain of the Plan's investments are in the Allegheny Technologies Disciplined Stock Fund Master Trust, the Alliance Equity Master Trust and the Fixed Income Master Trust, which was established for the investment of assets of the Plan, and several other ATI sponsored retirement plans. Each participating retirement plan has an undivided interest in the Master Trust. At December 31, 2001 and 2000, the Plan's interest in the net assets of the Allegheny Technologies Disciplined Stock Fund Master Trust, the Alliance Equity Master Trust and the Fixed Income Master Trust were as follows:

                                                            2001                2000
                                                    -----------------------------------------
Allegheny Technologies Disciplined Stock Fund
  Master Trust                                             34.20%               33.66%
Alliance Equity Master Trust                               75.90                77.14
Fixed Income Master Trust                                  57.84                58.87

Investment income and expenses are allocated to the Plan based upon its pro rata share in the net assets of the Master Trust.

                 Allegheny Technologies Retirement Savings Plan

3. INVESTMENTS (CONTINUED)


The composition of the net assets of the Fixed Income Master Trust at December 31, 2001 and 2000 was as follows:

                                                                                   2001                  2000
                                                                              -----------------------------------
Registered investment companies:
   Merrill Lynch Income Accumulation Fund                                     $         --         $    6,258,870
                                                                              -----------------------------------
                                                                                        --              6,258,870
Guaranteed investment contracts:
   Business Mens Assurance Company of America                                      1,246,890            2,498,807
   Canada Life                                                                     2,743,536            4,136,118
   Combined Life Insurance Company                                                 3,097,946            4,668,459
   GE Life and Annuity                                                            11,812,375            5,163,549
   Hartford Life Insurance Company                                                10,025,160            5,641,680
   John Hancock Life Insurance Company                                            14,218,029           11,001,797
   Monumental Life Insurance Company                                               3,331,280            1,867,053
   New York Life Insurance Company                                                 7,729,985            3,136,760
   Ohio National Life                                                              7,936,620            4,576,017
   Pacific Mutual Life Insurance Company                                           6,036,924            6,200,078
   Principal Life                                                                  3,000,000                 --
   Protective Life Insurance Company                                               1,002,333            2,012,650
   Pruco Pace Credit Enhanced                                                      9,950,359            7,691,842
   Safeco Life Insurance                                                           3,000,505            2,998,449
   Security Life of Denver                                                         6,181,488            5,131,606
   Sun America, Inc.                                                               2,992,868            2,998,064
   United of Omaha                                                                 7,188,790            5,137,380
                                                                              -----------------------------------
                                                                                 101,495,088           74,860,309
Synthetic guaranteed investment contracts:
   Caisse des Depots et Consignations                                              7,800,826            8,950,177
   CIT Equipment                                                                     992,755                 --
   Common Wealth Edison                                                            1,976,061                 --
   Conn RRB Spec Trust                                                             2,987,164                 --
   Detroit Edison                                                                  2,018,460                 --
   FHLMC                                                                           2,466,660                 --
   Illinois Power Sp. Trust                                                        1,957,161                 --
   MBNA Master CC Trust                                                            1,983,492                 --
   Peco Energy Company                                                             1,982,788                 --
   Peoples Security Life Insurance Company                                         6,602,162            9,137,201
   Public Service                                                                  1,998,629                 --
   Transamerica Occidental                                                         9,559,425           14,066,106
   Union Bank of Switzerland                                                       2,737,675            5,967,640
   Westdeutsche Landesbank Girozentrale                                            9,387,186           15,715,408
                                                                              -----------------------------------
                                                                                  54,450,444           53,836,532

Interest in common trusts                                                          7,680,629            8,087,097
Receivables                                                                          381,024            1,191,139
Other                                                                              1,635,070              231,457
                                                                              -----------------------------------
Total net assets                                                              $  165,642,255       $  144,465,404
                                                                              ===================================

                 Allegheny Technologies Retirement Savings Plan

3. INVESTMENTS (CONTINUED)

The Fixed Income Fund (the Fund) invests in guaranteed investment contracts
(GICs) and actively managed structured or synthetic investment contracts (SICs). The GICs are promises by a bank or insurance company to repay principal plus a fixed rate of return through contract maturity. SICs differ from GICs in that there are specific assets supporting the SICs, and these assets are owned by the Master Trust. The bank or insurance company issues a wrapper contract that allows participant-directed transactions to be made at contract value. The assets supporting the SICs are comprised of government agency bonds, corporate bonds, asset-backed securities (ABOs) and collateralized mortgage obligations
(CMOs) with fair values of $55,854,607 and $53,822,660 at December 31, 2001 and 2000, respectively. The contract value minus the market value of the wrapper contracts at December 31, 2001 and 2000 is ($1,397,030) and $396,172,
respectively.

Interest crediting rates on the GICs in the Fund are determined at the time of purchase. Interest crediting rates on the SICs are either: (1) set at the time of purchase for a fixed term and crediting rate; (2) set at the time of purchase for a fixed term and variable crediting rate or (3) set at the time of purchase and reset monthly within a "constant duration." A constant duration contract may specify a duration of 2.5 years and the crediting rate is adjusted monthly based upon quarterly rebalancing of eligible 2.5 year duration investment instruments at the time of each resetting; in effect the contract never matures. At December 31, 2001 and 2000, the interest crediting rates for GICs and Fixed Maturity SICs ranged from 3.49% to 8.05% and 5.53% to 8.05%, respectively.

For the years ended December 31, 2001 and 2000, the average annual yield for the investment contracts in the Fund was 6.25% and 6.39%, respectively. Fair value of the GICs was estimated by discounting the weighted average of the Fund's cash flows at the then-current interest crediting rate for a comparable maturity investment contract. Fair value for the SICs was estimated based on the fair value of each contract's supporting assets at December 31, 2001 and 2000.

                 Allegheny Technologies Retirement Savings Plan

3. INVESTMENTS (CONTINUED)

The composition of net assets of the Alliance Equity Master Trust at December 31, 2001 and 2000 was as follows:

                                                                                    2001                2000
                                                                             ---------------------------------------

Investment in registered investment companies:
   Alliance Equity Fund S.A. #4                                               $   40,024,274       $   51,215,520
Cash overdraft                                                                          --                (19,387)
Operating payables                                                                   (64,365)             (31,413)
                                                                              -----------------------------------
Total net assets                                                              $   39,959,909       $   51,164,720
                                                                              ===================================

The composition of net assets of the Allegheny Technologies Disciplined Stock Fund Master Trust at December 31, 2001 and 2000 was as follows:

                                                                                    2001                  2000
                                                                             ---------------------------------------

Corporate common stocks                                                       $   76,016,770       $   89,911,418
Investment in common collective trusts                                             1,410,015            1,415,662
Receivables                                                                          103,913               62,651
Operating payables                                                                      --               (147,875)
                                                                              -----------------------------------
Total net assets                                                              $   77,530,698       $   91,241,856
                                                                              ===================================

                 Allegheny Technologies Retirement Savings Plan

3. INVESTMENTS (CONTINUED)

The composition of the changes in net assets of the various master trusts is as follows:


                                                                                                      ALLEGHENY TECHNOLOGIES
                                             FIXED INCOME             ALLIANCE EQUITY MASTER        DISCIPLINED STOCK FUND MASTER
                                             MASTER TRUST                      TRUST                            TRUST
                                 --------------------------------- ---------------------------- -----------------------------------
                                                                       YEAR ENDED DECEMBER 31
                                 --------------------------------------------------------------------------------------------------
                                      2001             2000            2001              2000             2001            2000
                                 -------------    -------------    -------------    -------------    -------------    -------------

Investment income (loss):
   Interest income (loss)        $   9,147,492    $   7,954,724    $        --      $        --      $        (639)   $        --
   Net realized/unrealized
     loss on corporate
     common stocks                        --               --               --               --        (12,375,289)      (8,472,618)
   Dividends                              --               --               --               --            941,613          525,391
   Net gain (loss),
     registered invest-
     ment companies                     32,606          108,612       (9,248,179)      (9,783,261)            --               --
   Net gain, common
     collective trusts                 401,062          404,170             --               --             53,202          138,084
Other income                              --                468             --               --               --               --
Administrative expenses               (208,589)        (185,368)        (170,195)        (218,831)        (519,489)        (414,238)
Transfers                           11,804,280        1,647,278       (1,786,437)       2,172,578       (1,810,556)      54,049,508
                                 -------------    -------------    -------------    -------------    -------------    -------------
Net increase (decrease)             21,176,851        9,929,884      (11,204,811)      (7,829,514)     (13,711,158)      45,826,127
Total net assets at
  beginning of year                144,465,404      134,535,520       51,164,720       58,994,234       91,241,856       45,415,729
                                 -------------    -------------    -------------    -------------    -------------    -------------
Total net assets at
  end of year                    $ 165,642,255    $ 144,465,404    $  39,959,909    $  51,164,720    $  77,530,698    $  91,241,856
                                 =============    =============    =============    =============    =============    =============

                 Allegheny Technologies Retirement Savings Plan

                    Notes to Financial Statements (continued)



3. INVESTMENTS (CONTINUED)


                                                                     TELEDYNE TECHNOLOGIES           WATER PIK TECHNOLOGIES,
                                            ATI COMMON STOCK       INCORPORATED COMMON STOCK         INC. COMMON STOCK MASTER
                                              MASTER TRUST                 MASTER TRUST                       TRUST
                                   ------------------------------------------------------------------------------------------
                                                                      YEAR ENDED DECEMBER 31
                                   ------------------------------------------------------------------------------------------
                                         2001            2000           2001           2000          2001           2000
                                   -------------- --------------- -------------- -------------- -------------- --------------

Investment income (loss):
   Net realized/unrealized
     gain (loss) on
     corporate
     common stocks                          $-        $ (3,205,592)        $-        $  3,930,711         $-        $    (33,206)
   Dividends                                 -             525,069          -                --            -                --
   Net gain, common
     collective trusts                       -              17,831          -               2,171          -                 409
Other loss                                   -                (708)         -              (1,379)         -                (233)
Administrative expenses                      -              (8,451)         -                 133          -                  41
Transfers                                    -         (17,568,539)         -          (6,320,601)         -            (815,045)
                                   ---------------------------------------------------------------------------------------------
Net decrease                                 -         (20,240,390)         -          (2,388,965)         -            (848,034)
Total net assets at
   beginning of year                         -          20,240,390          -           2,388,965          -             848,034
                                   ---------------------------------------------------------------------------------------------
Total net assets at end of year             $-        $        --          $-        $        --          $-        $        --
                                   =============================================================================================

Interest, realized and unrealized gains and losses, and management fees from the master trusts are included in the net (loss)/gain from interest in Allegheny Ludlum Corporation Master Trusts on the statement of changes in net assets available for benefits.

4. INCOME TAX STATUS

The Plan has received a determination letter from the Internal Revenue Service dated July 23, 1996, stating that the Plan is qualified under Section 401(a) of the Internal Revenue Code (the Code) and, therefore, the related trust is exempt from taxation. Subsequent to this issuance of the determination letter, the Plan was amended. Once qualified, the Plan is required to operate in conformity with the Code to maintain its qualification. The plan administrator believes that the Plan is being operated in compliance with the applicable requirements of the Code and, therefore, believes that the Plan is qualified and the related trust is tax-exempt.

5. TRANSACTIONS WITH PARTIES-IN-INTEREST

Certain plan investments are shares of mutual funds managed by Dreyfus Retirement Services. Dreyfus Retirement Services is the trustee as defined by the Plan and, therefore, these transactions qualify as party-in-interest. Trustee and investment fees paid during 2001 and 2000 were based upon customary and reasonable rates for such services.

                 Allegheny Technologies Retirement Savings Plan

                    Notes to Financial Statements (continued)





6. PLAN TERMINATION

Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA.

7. RECLASSIFICATIONS

Certain reclassifications have been made to the 2000 financial statements to conform to the current year financial statement presentation.


                              Allegheny Technologies Retirement Savings Plan

                                              EIN 25-1792394 Plan 004

                          Schedule H, Line 4(i)--Schedule of Assets (Held at End of Year)

                                                 December 31, 2001


                                                                                                        CURRENT
                                DESCRIPTION                                      UNITS/SHARES            VALUE
----------------------------------------------------------------------------------------------------------------------

REGISTERED INVESTMENT COMPANIES
Dreyfus Emerging Leaders Fund*                                                     528,395.929         $18,372,326
Prudential Jennison Growth Fund                                                     77,891.635           1,138,776
Dreyfus International Value Fund*                                                  262,414.386           3,608,198
Mas Midcap Growth Fund                                                             159,406.852           2,781,650
Dreyfus Premier Nextech Fd*                                                         13,000.225              63,311
MFS Mid-Cap Growth A                                                                 1,761.821              19,310
Pioneer Fd Class A SHS                                                                 327.813              12,755
Selected American SHS Inc.                                                             297.298               9,213

Self-Directed Fund:
   AIM Equity Funds Inc Weingarten Fund Class A Shares                               1,272.607              17,167
   AIM Equity Funds Inc Blue Chip Fund Class A Shares                                2,999.672              36,446
   AIM Funds Group Value Fund Class A Shares                                         2,100.313              22,830
   Alliance Growth & Income Fund Class A                                             5,102.135              18,317
   Alliance Premier Growth Fund Class A                                              1,126.185              22,884
   Alliance Technology Fund Inc Class B                                                158.294               9,876
   American Balanced Fund                                                              200.000               3,170
   American Century Quantitative Equity Funds Eq Growth Fund Inc                     1,526.752              29,375
   American Century Mut Fds Ultra Twentieth Century Ultra Fund Inv                     543.576              15,024
   American High Income Mun. Bd Fund                                                   201.348               3,030
   American Mutual Fund                                                                206.917               4,976
   Ariel Growth Fund Calvert Ariel Appreciation Fund                                   158.447               5,866
   Berger Growth and Income Fund                                                     1,631.699              23,725
   Berger Omni Invt Fund Tr Small Cap Value Fund Inc                                 1,250.685              35,107
   Blair William Mut Fds Inc Intl Growth                                               401.230               6,211
   Buffalo Small Cap Fund                                                            3,383.871              67,542
   Capital Income Bldr Fund Sh Ben Int                                                 100.000               4,359
   Capital World Growth & Income Fd Inc                                                200.030               4,901
   Citizens Fds Emerging Growth Fd                                                     240.376               3,281
   Credit Suisse Warburg Pincus Global Telecom Fund                                    402.057              12,098
   Delaware Group Trend Fd Inc Trend Fc Cl A                                           544.668               9,657
   Delaware Pooled Trust Real Estate Investment Trust Portfolio                        264.375               3,844
   Delaware Technology & Innovation Fd Cl A                                            303.115                 685
   Dreyfus 100% U.S. Treasury MM Fd                                                505,170.950             505,171
   Dreyfus Short Term Inc Fd Inc                                                       870.209              10,355
   Dreyfus Inv Grade Bd Fds Inter Term Fd                                              803.544              10,189
   Dreyfus/Laurel Fds Inc S&P 500 Stock Index Fd Tr Shs                              6,755.398             161,454
   Dreyfus/Laurel Disc Stk Fd R                                                        219.815               7,027


                    Schedule H, Line 4(i)--Schedule of Assets (Held at End of Year) (continued)


                                                                                                        CURRENT
                                DESCRIPTION                                      UNITS/SHARES            VALUE
----------------------------------------------------------------------------------------------------------------------

   Dreyfus Bond Market Index Cl R                                                  335,941.028           3,376,207
   Dreyfus Growth & Value Fds Inc Premier Techn Growth Fd Cl R                         682.494              17,233
   Dreyfus Mid Cap Value Fund                                                        3,568.018              93,803
   Dreyfus Technology Growth Fund                                                    9,646.772             241,748
   Dreyfus Inc Fds High Ylds Secs Fd                                                   856.257               4,941
   Eaton Vance Growth Tr Worldwide Health Sciences Fd Cl A                           1,401.090              14,473
   Euro Pac Growth Fd Sh Ben Int                                                       100.237               2,693
   Federated Equity Kaufmann Fund                                                   28,283.987             124,167
   Federated Eqty Fds Comm Tech Fd Cl A                                              1,402.279               7,670
   Fidelity Invt Tr Diversified Intl Fd                                                231.147               4,410
   Fidelity Low Priced Stock Fund                                                      515.647              14,139
   Fidelity Mt Vernon Str Tr Growth Co Fd                                              754.351              40,147
   Fidelity Mt Vernon Str Tr Growth Co Fd                                              405.155               7,706
   Fidelity Puritan Tr Puritan Fd                                                    1,501.303              26,528
   Fidelity Secs Fd Growth & Income Portfolio                                          382.772              14,308
   Fidelity Secs Fd Blue Chip Growth Fd                                                 62.132               2,668
   Fidelity Secs Fd Dividend Growth Fd                                               1,688.088              47,824
   Fidelity Select Portfolios Technology Portfolio                                   1,063.553              64,451
   Fidelity Select Portfolios Health Care Portfolio                                     83.568              10,635
   Fidelity Select Portfolios Development Commnts Portfolio                            682.742              12,904
   Fidelity Select Portfolios Reg Bks Portfolio                                        495.350              16,451
   Fidelity Select Portfolios Biotechnology Portfolio                                1,348.942              87,843
   Fidelity Select Portfolios Software & Computer Svcs Portfolio                     1,131.400              53,843
   Fidelity Select Portfolios Telecommunications Portfolio                             521.346              18,883
   Fidelity Select Portfolios Brokerage * Invt Mgmt. Portfolio                         739.163              32,834
   Fidelity Select Portfolios Ele Portfolio                                          4,511.411             222,277
   Fidelity Select Portfolios Computers Portfolio                                    3,746.339             142,473
   Firsthand Fds Technology Value Fd                                                   235.923               9,732
   Firsthand Fds Technology Leaders Fund                                               161.067               3,038
   Franklin Value Invest-Balanced Investment Fund Class A                              173.600               6,947
   Franklin Value Invest-Micro Cap Value Fund                                          201.369               4,970
   Gabelli Asset Fund-Sh Ben Int                                                       146.488               4,830
   Gabelli Equity Ser Fds-Small Cap Growth Fund                                        389.313               7,479
   Gabelli Global Growth Fund AAA                                                      504.376               7,793
   Gabelli Growth Fd Sh Ben Int                                                      1,476.704              42,352
   Gabelli Intl Growth Fund                                                          1,707.713              23,464
   Growth Fd Amer  Inc Com                                                             758.214              17,977
   Harris Assoc. Invt Trust-Oakmark Balanced Fd                                        669.113              12,466
   Harris Assoc. Invt Trust-Oakmark Select Fund                                        781.558              21,290
   Heritage Ser Tr Growth Equity Fd Cl A                                               177.589               5,333
   Income Fund Amer Inc                                                                200.000               3,164
   Invesco Sector Fds Inc Health Sciences Fund                                       1,713.797              86,787
   Invesco Sector Fds Inc Technology Fd Cl II                                          945.407              30,792
   Invesco Sector Fds Inc Telecommunications Fd Inv                                  2,170.119              36,067
   Investment Co America Com                                                           616.378              17,585
   Janus Invt Fd Sh Ben Int                                                          4,528.995             111,413
   Janus Invt Fd Growth & Income Fd                                                  8,883.229             266,230
   Janus Invt Fd Worldwide Fd                                                        4,812.384             210,975
   Janus Invt Fd Twenty Fd                                                           4,170.554             160,400
   Janus Invt Fd Flexible Income Fd                                                  5,173.161              47,697
   Janus Invt Fd Orion Fd                                                           10,067.829              60,206
   Janus Invt Fd Strategic Value Fund                                                9,883.418              91,520
   Janus Invt Fd Global Tech Fd                                                     12,391.523             150,433
   Janus Invt Fd Global Life Sciences Fund                                           4,362.129              76,643
   Janus Invt Fd Olympus Fd                                                          9,551.636             266,013
   Janus Invt Fd High Yield Fd                                                         947.315               8,876
   Janus Invt Fd Enterprise Fd                                                       2,990.298              95,690


                    Schedule H, Line 4(i)--Schedule of Assets (Held at End of Year) (continued)


                                                                                                        CURRENT
                                DESCRIPTION                                      UNITS/SHARES            VALUE
----------------------------------------------------------------------------------------------------------------------

   Janus Invt Fd Overseas Fd                                                         2,878.667              58,437
   Janus Invt Fd Mercury Fd                                                         10,879.828             226,192
   Janus Invt Fd Balanced Fund                                                         156.34                3,069
   MFS Ser Tr Strategic Growth Fd Cl A                                                 495.903               9,903
   Munder Gramlington Fds Tr Healthcare Fd Cl A                                        220.769               5,093
   Munder Fds Inc Netnet Fd Cl A                                                        96.285               1,731
   New Perspective Fd Inc Com                                                          459.559               9,968
   New World Fd Inc New Com                                                            240.038               4,940
   PBHG Fds Inc Select Equity Fd                                                       135.692               3,310
   PBHG Fds Inc New Oppty Fd                                                             1.613                  46
   PBHG Fds Inc Technology & Communications Fd                                         935.158              15,327
   Park Ave Portfolio Guardian Invt Quality Bd Fd                                      473.424               4,668
   Park Ave Portfolio Guardian Pk Ave Fd                                             4,698.310             150,346
   Phoenix Strategic Equity Ser Fd Theme Fd Cl A                                       187.869               1,894
   PIMCO Fds Pac Invt Mgmt Ser Total Return                                            963.795              10,081
   PIMCO Fds Pac Invt Mgmt Ser Short Term Fd Cl A                                      996.688               9,997
   T. Rowe Price Health Science Fd Inc Com                                             499.735              10,035
   Putnam Fds Tr Intl Growth & Income Fd Cl A                                          481.015               4,137
   Putnam High Yield Tr II Cl A                                                        724.520               4,021
   Putnam Income Fund Class A                                                        1,733.198              11,248
   Putnam Invt Fds Classic Equity Fd Cl A                                            1,882.355              22,607
   Putnam Invt Fds Global Growth & Inc Fd                                              503.177               5,963
   Putnam U.S. Govt Income Tr Cl A                                                   1,048.608              13,527
   Putnam Voyager Fd Inc Cl A                                                          772.165              13,358
   RCM Equity Funds Inc Dresdnar RCM Biotechnology Fd                                   93.228               2,554
   RS Invt Tr Emerging Growth Fd                                                     2,400.565              76,842
   RS Invt Tr Internet Age Fd                                                          845.547               4,870
   Reserve Private Eq Ser Small Cap Growth Fc Cl R                                     124.916               4,529
   T. Rowe Price MidCap Growth Fd Inc Com                                              340.541              13,417
   T. Rowe Price Intl Fds Inc Japan Fd                                                 388.035               2,348
   T. Rowe Price Science & Tech Fd Inc Cap Stk                                       3,883.236              81,237
   Royce Fd Opportunity Fd                                                             730.858               6,585
   Rydex Ser Tr OTC Fd                                                               1,883.371              20,811
   Scudder Intl Fd Inc Greater Europe Growth Fd                                        102.095               2,348
   Scudder Secs Tr Technology Fd                                                     4,564.405              71,981
   SIT Mut Fds Inc Small Cap Growth Fd                                                 337.580               8,510
   State Street Resh Portfolios Inc Intl Equity Fd Cl A                                529.676               5,339
   Strong Equity Fds Inc Growth 20 Fd                                                  687.666              10,136
   Strong Conservative Equity Fds Inc Amer Utils Fd                                  6,360.851              96,621
   Strong Opportunity Fd Inc                                                           468.811              18,420
   Templeton Fds Inc World Fd Cl A                                                     673.854              10,013
   Tweedy Browne Fd Inc Global Value Fd                                                625.852              11,597
   Tweedy Browne Fd Inc American Value Fd                                              297.877               6,976
   Van Kampen Amer Cap Emerging Growth Fd Cl A                                          74.996               3,174
   Van Wagoner Fds Inc Post Venture Fd                                                 515.761               5,178
   Van Wagoner Fds Tech Fd                                                             277.771               4,428
   Vanguard Index Tr 500 Portfolio                                                   1,128.745             119,523
   Vanguard Index Tr Growth Portfolio                                                  221.618               5,853
   Vanguard/Wellington Fd                                                            4,467.130             121,774
   Vanguard Bd Index Fd                                                              7,912.957              80,237
   Vanguard/Windsor Fd Inc II Portfolio                                                798.568              20,435
   Vanguard Fixed Income Secs Fd Inter Term U.S. Treas Portfolio                       955.021              10,534
   Warburg Pincus Gbl Post Venture Cap Fd Com                                          335.468               5,918


                                                                                                        CURRENT
                                DESCRIPTION                                      UNITS/SHARES            VALUE
----------------------------------------------------------------------------------------------------------------------

   Wasatch Advisors Fds-Growth Fund                                                     35.802               1,240
   Wasatch Ultra Growth Fund                                                           382.226               9,250
   Washington Mut Invs Fd Inc Com                                                      347.464               9,816
   Wilshire Target Fds Inc Large Growth Portfolio Inv Cl                               104.766               3,165
                                                                                                   -------------------
Total self-directed fund                                                                                 9,101,545
                                                                                                   -------------------
Total registered investment companies                                                                  $35,107,084
                                                                                                   ===================

COMMON COLLECTIVE TRUSTS
   Dreyfus Lifestyle Growth and Income Fund*                                     1,064,478.101         $17,328,573
   Dreyfus Lifestyle Growth Fund*                                                  483,568.978           8,405,115
   Dreyfus Lifestyle Income Fund*                                                  132,327.219           1,973,600
   Dreyfus Short Term Investment Fund*                                               2,240.650               2,241
                                                                                                   -------------------
Total common collective trusts                                                                         $27,709,529
                                                                                                   ===================

CORPORATE COMMON STOCKS
Allegheny Technologies Incorporated*                                               648,275.813         $10,858,620
Teledyne Technologies Incorporated                                                 103,479.952           1,685,688
Water Pik Technologies, Inc.                                                       33,766.2770             293,429
Ericsson LM Tel Co Adr CL B Sek 10                                                   1,800.000               9,396
                                                                                                   -------------------
Total corporate common stocks                                                                          $12,847,133
                                                                                                   ===================

Participant loans* (6% to 10.5%)                                                                       $ 3,942,809
                                                                                                   ===================


*Party-in-interest

AUDITED FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

401(k) Savings Account Plan for Employees of the Washington Plate Plant Years ended December 31, 2001 and 2000 with Report of Independent Auditors

                    401(k) Savings Account Plan for Employees
                          of the Washington Plate Plant

                          Audited Financial Statements
                            and Supplemental Schedule

                     Years ended December 31, 2001 and 2000




                                    CONTENTS

Report of Independent Auditors ..........................................24

Audited Financial Statements

Statements of Net Assets Available for Benefits..........................25
Statements of Changes in Net Assets Available for Benefits...............26
Notes to Financial Statements ...........................................27


Supplemental Schedule

Schedule H, Line 4(i)--Schedule of Assets (Held at End of Year)..........36

                         Report of Independent Auditors

Allegheny Technologies Incorporated

We have audited the accompanying statements of net assets available for benefits of the 401(k) Savings Account Plan for Employees of the Washington Plate Plant as of December 31, 2001 and 2000, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 2001 and 2000, and the changes in its net assets available for benefits for the years then ended, in conformity with accounting principles generally accepted in the United States.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedule of assets at end of year as of December 31, 2001 is presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and is not a required part of the financial statements. The supplemental schedule has been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



                                                       /s/ Ernst & Young LLP


Pittsburgh, Pennsylvania
May 24, 2002

                    401(k) Savings Account Plan for Employees
                          of the Washington Plate Plant

                 Statements of Net Assets Available for Benefits


                                                                                          DECEMBER 31
                                                                                   2001                 2000
                                                                                ---------------------------------
ASSETS
Investments:
   Interest in Allegheny Ludlum Corporation Master Trusts                         $1,360,089           $1,306,977
   Interest in registered investment companies                                       487,164              359,377
   Interest in common collective trusts                                              462,073              420,569
   Corporate common stocks                                                            98,723               64,166
   Participant loans                                                                  27,110                7,982
                                                                                 --------------------------------
Net assets available for benefits                                                 $2,435,159           $2,159,071
                                                                                 ================================


See accompanying notes.

                    401(k) Savings Account Plan for Employees
                          of the Washington Plate Plant

                      Statements of Changes in Net Assets Available for Benefits


                                                                       YEAR ENDED DECEMBER 31
                                                                          2001          2000
                                                                      --------------------------
Additions:
   Contributions:
     Employer                                                         $   174,189    $      --
     Employee                                                             367,312        455,077
   Investment income:
     Net loss from interest in Allegheny Ludlum
       Corporation Master Trusts                                         (142,973)      (107,330)
     Net (loss)/gain from interest in registered investment
       companies                                                          (42,462)        13,118
     Net loss from interest in common collective trusts                   (29,623)          (868)
     Interest income                                                        1,268            609
     Dividend income                                                        2,997            587
     Net realized/unrealized gain (loss) on corporate common stocks         9,090        (10,867)
                                                                      --------------------------
Total additions                                                           339,798        350,326

Deductions:
   Distributions to participants                                           63,710         47,969
                                                                      --------------------------
Total deductions                                                           63,710         47,969
                                                                      --------------------------

Net additions                                                             276,088        302,357
Net assets available for benefits at beginning of year                  2,159,071      1,856,714
                                                                      --------------------------
Net assets available for benefits at end of year                      $ 2,435,159    $ 2,159,071
                                                                      ==========================


See accompanying notes.

                401(k) Savings Account Plan for Employees
                          of the Washington Plate Plant

                          Notes to Financial Statements

                                December 31, 2001


1. SIGNIFICANT ACCOUNTING POLICIES

Investments are valued as follows:

    Bank and insurance contracts with varying contract rates and maturity dates are stated at contract value.

    Although it is management's intention to hold the investment contracts in the Fixed Income Fund until maturity, certain investment contracts provide for adjustments to contract value for withdrawals made prior to maturity.

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

The purpose of the Plan is to encourage thrift and to assist union employees of the Allegheny Ludlum Corporation (the Company) of the Washington Plate facility in accumulating a fund to supplement retirement income by allowing eligible employees to make tax-deferred contributions to the Plan. Allegheny Ludlum Corporation is a wholly-owned subsidiary of Allegheny Technologies Incorporated. Employee contributions to the Plan can range between 1% and 18% of eligible wages subject to Internal Revenue Code limitations. In addition, the employee's annual pretax profit sharing award and pretax Longevity Incentive Payment Plan award may be contributed at the employee's discretion. Beginning May 1, 2001, the Company began contributing $.50 for each hour worked per eligible union employee. Unless otherwise specified by the participant, all contributions are made to the Fixed Income Fund. Such contributions are made only from current income or accumulated earnings of the Plan Sponsor.

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

Participants may make "in-service" and hardship withdrawals as outlined in the plan document.

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

Effective November 29, 1999, Allegheny Teledyne Incorporated's (the Plan Sponsor) name was changed to Allegheny Technologies Incorporated. Also, the Aerospace and Electronics and Consumer segments of Allegheny Teledyne were spun off into two new freestanding public companies--Teledyne Technologies Incorporated and Water Pik Technologies, Inc. Stockholders of Allegheny Teledyne became stockholders of Teledyne Technologies Incorporated and Water Pik Technologies, Inc., thus creating two new master trusts. Participants may continue to hold interest in the two new companies until December 31, 2002, at which time these two holdings will be terminated and the assets will be transferred to one of the other plan investment options. Effective October 1, 2000, the Allegheny Technologies Incorporated (ATI) Common Stock Master Trust, Teledyne Technologies Incorporated Common Stock Master Trust, and Water Pik Technologies, Inc. Common Stock Master Trust were deunitized, enabling each participating plan to hold actual shares of the common stocks versus holding each stock in separate master trusts.

Further information about the Plan, including eligibility, vesting, contributions, and withdrawals, is contained in the plan documents and related contracts. These documents are available from the Allegheny Technologies Personnel and Compensation Committee.

                    401(k) Savings Account Plan for Employees
                          of the Washington Plate Plant

                    Notes to Financial Statements (continued)



3. INVESTMENTS

The following presents investments that represent 5% or more of the Plan's net assets:

                                                                                        DECEMBER 31
                                                                                2001                  2000
                                                                        --------------------------------------------

Allegheny Technologies Disciplined Stock Fund                                   $516,281              $549,829
Alliance Equity Fund                                                             418,404               473,294
Dreyfus Emerging Leaders Fund                                                    377,069               298,029
Dreyfus Lifestyle Growth Fund                                                    125,988               131,854
Dreyfus Lifestyle Growth and Income Fund                                         303,884               265,849
Fixed Income Fund                                                                425,404               283,854

Certain of the Plan's investments are in the Allegheny Technologies Disciplined Stock Fund Master Trust, the Alliance Equity Master Trust and the Fixed Income Master Trust, which was established for the investment of assets of the Plan, and several other ATI sponsored retirement plans. Each participating retirement plan has an undivided interest in the Master Trust. At December 31, 2001 and 2000, the Plan's interest in the net assets of the Allegheny Technologies Disciplined Stock Fund Master Trust, the Alliance Equity Master Trust and the Fixed Income Master Trust were as follows:

                                                           2001                  2000
                                                   --------------------------------------------

Allegheny Technologies Disciplined Stock Fund
   Master Trust                                            0.67%                 0.60%
Alliance Equity Master Trust                               1.05                  0.93
Fixed Income Master Trust                                  0.26                  0.20

Investment income and expenses are allocated to the Plan based upon its pro rata share in the net assets of the Master Trust.

                    401(k) Savings Account Plan for Employees
                          of the Washington Plate Plant

                    Notes to Financial Statements (continued)



3. INVESTMENTS (CONTINUED)

The composition of the net assets of the Fixed Income Master Trust at December 31, 2001 and 2000 was as follows:

                                                                                2001                  2000
                                                                        --------------------------------------------
Registered investment companies:
   Merrill Lynch Income Accumulation Fund                                   $        -             $  6,258,870
                                                                        --------------------------------------------
                                                                                     -                6,258,870
Guaranteed investment contracts:
   Business Mens Assurance Company of America                                  1,246,890              2,498,807
   Canada Life                                                                 2,743,536              4,136,118
   Combined Life Insurance Company                                             3,097,946              4,668,459
   GE Life and Annuity                                                        11,812,375              5,163,549
   Hartford Life Insurance Company                                            10,025,160              5,641,680
   John Hancock Life Insurance Company                                        14,218,029             11,001,797
   Monumental Life Insurance Company                                           3,331,280              1,867,053
   New York Life Insurance Company                                             7,729,985              3,136,760
   Ohio National Life                                                          7,936,620              4,576,017
   Pacific Mutual Life Insurance Company                                       6,036,924              6,200,078
   Principal Life                                                              3,000,000                      -
   Protective Life Insurance Company                                           1,002,333              2,012,650
   Pruco Pace Credit Enhanced                                                  9,950,359              7,691,842
   Safeco Life Insurance                                                       3,000,505              2,998,449
   Security Life of Denver                                                     6,181,488              5,131,606
   Sun America, Inc.                                                           2,992,868              2,998,064
   United of Omaha                                                             7,188,790              5,137,380
                                                                        --------------------------------------------
                                                                             101,495,088             74,860,309
Synthetic guaranteed investment contracts:
   Caisse des Depots et Consignations                                          7,800,826              8,950,177
   CIT Equipment                                                                 992,755                      -
   Common Wealth Edison                                                        1,976,061                      -
   Conn RRB Spec Trust                                                         2,987,164                      -
   Detroit Edison                                                              2,018,460                      -
   FHLMC                                                                       2,466,660                      -
   Illinois Power Sp. Trust                                                    1,957,161                      -
   MBNA Master CC Trust                                                        1,983,492                      -
   Peco Energy Company                                                         1,982,788                      -
   Peoples Security Life Insurance Company                                     6,602,162              9,137,201
   Public Service                                                              1,998,629                      -
   Transamerica Occidental                                                     9,559,425             14,066,106
   Union Bank of Switzerland                                                   2,737,675              5,967,640
   Westdeutsche Landesbank Girozentrale                                        9,387,186             15,715,408
                                                                        --------------------------------------------
                                                                              54,450,444             53,836,532

Interest in common collective trusts                                           7,680,629              8,087,097
Receivables                                                                      381,024              1,191,139
Other                                                                          1,635,070                231,457
                                                                        --------------------------------------------
Total net assets                                                            $165,642,255           $144,465,404
                                                                        ============================================

                    401(k) Savings Account Plan for Employees
                          of the Washington Plate Plant

                    Notes to Financial Statements (continued)



3. INVESTMENTS (CONTINUED)

The Fixed Income Fund (the Fund) invests in guaranteed investment contracts
(GICs) and actively managed structured or synthetic investment contracts (SICs). The GICs are promises by a bank or insurance company to repay principal plus a fixed rate of return through contract maturity. SICs differ from GICs in that there are specific assets supporting the SICs, and these assets are owned by the Master Trust. The bank or insurance company issues a wrapper contract that allows participant-directed transactions to be made at contract value. The assets supporting the SICs are comprised of government agency bonds, corporate bonds, asset-backed securities (ABOs) and collateralized mortgage obligations
(CMOs) with fair values of $55,854,607 and $53,822,660 at December 31, 2001 and 2000, respectively. The contract value minus the market value of the wrapper contracts at December 31, 2001 and 2000 is ($1,397,030) and $396,172,
respectively.

Interest crediting rates on the GICs in the Fund are determined at the time of purchase. Interest crediting rates on the SICs are either: (1) set at the time of purchase for a fixed term and crediting rate; (2) set at the time of purchase for a fixed term and variable crediting rate or (3) set at the time of purchase and reset monthly within a "constant duration." A constant duration contract may specify a duration of 2.5 years and the crediting rate is adjusted monthly based upon quarterly rebalancing of eligible 2.5 year duration investment instruments at the time of each resetting; in effect the contract never matures. At December 31, 2001 and 2000, the interest crediting rates for GICs and Fixed Maturity SICs ranged from 3.49% to 8.05% and 5.53% to 8.05%, respectively.

For the years ended December 31, 2001 and 2000, the average annual yield for the investment contracts in the Fund was 6.25% and 6.39%, respectively. Fair value of the GICs was estimated by discounting the weighted average of the Fund's cash flows at the then-current interest crediting rate for a comparable maturity investment contract. Fair value for the SICs was estimated based on the fair value of each contract's supporting assets at December 31, 2001 and 2000.

                    401(k) Savings Account Plan for Employees
                          of the Washington Plate Plant

                    Notes to Financial Statements (continued)




3. INVESTMENTS (CONTINUED)

The composition of net assets of the Alliance Equity Master Trust at December 31, 2001 and 2000 was as follows:

                                                                                   2001                  2000
                                                                                ---------------------------------

Investment in registered investment companies:
   Alliance Equity Fund S.A. #4                                                 $40,024,274           $51,215,520
Cash overdraft                                                                            -               (19,387)
Operating payables                                                                  (64,365)              (31,413)
                                                                                ---------------------------------
Total net assets                                                                $39,959,909           $51,164,720
                                                                                =================================

The composition of net assets of the Allegheny Technologies Disciplined Stock Fund Master Trust at December 31, 2001 and 2000 was as follows:

                                                                                    2001                  2000
                                                                                ---------------------------------
Corporate common stocks                                                         $76,016,770           $89,911,418
Interest in common collective trusts                                              1,410,015             1,415,662
Receivables                                                                         103,913                62,651
Operating payables                                                                        -              (147,875)
                                                                                ---------------------------------
Total net assets                                                                $77,530,698           $91,241,856
                                                                                =================================

                    401(k) Savings Account Plan for Employees
                          of the Washington Plate Plant

                    Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

The composition of the changes in net assets of the various master trusts is as follows:

                                                                                              ALLEGHENY TECHNOLOGIES
                                                                                          DISCIPLINED STOCK FUND MASTER
                              FIXED INCOME MASTER TRUST    ALLIANCE EQUITY MASTER  TRUST              TRUST
                           --------------------------------- ---------------------------- -------------------------------
                                                              YEAR ENDED DECEMBER 31
                           ----------------------------------------------------------------------------------------------
                                2001             2000            2001           2000            2001           2000
                            --------------------------------------------------------------------------------------------------
Investment income (loss):
   Interest income (loss)   $   9,147,492    $   7,954,724    $        --      $        --      $        (639)   $        --
   Net realized/unrealized
     loss on corporate
     common stocks                   --               --               --               --        (12,375,289)      (8,472,618)
   Dividends                         --               --               --               --            941,613          525,391
   Net gain (loss),
     registered invest-
     ment companies                32,606          108,612       (9,248,179)      (9,783,261)            --               --
   Net gain, common
     collective trusts            401,062          404,170             --               --             53,202          138,084
Other income                         --                468             --               --               --               --
Administrative expenses          (208,589)        (185,368)        (170,195)        (218,831)        (519,489)        (414,238)
Transfers                      11,804,280        1,647,278       (1,786,437)       2,172,578       (1,810,556)      54,049,508
                            --------------------------------------------------------------------------------------------------
Net increase (decrease)        21,176,851        9,929,884      (11,204,811)      (7,829,514)     (13,711,158)      45,826,127
Total net assets at
  beginning of year           144,465,404      134,535,520       51,164,720       58,994,234       91,241,856       45,415,729
                            --------------------------------------------------------------------------------------------------
Total net assets at
  end of year               $ 165,642,255    $ 144,465,404    $  39,959,909    $  51,164,720    $  77,530,698    $  91,241,856
                            ==================================================================================================

                    401(k) Savings Account Plan for Employees
                          of the Washington Plate Plant

                    Notes to Financial Statements (continued)



3. INVESTMENTS (CONTINUED)

                                                               TELEDYNE TECHNOLOGIES        WATER PIK TECHNOLOGIES,
                             ATI COMMON STOCK MASTER TRUST   INCORPORATED COMMON STOCK      INC. COMMON STOCK MASTER
                                                                    MASTER TRUST                     TRUST
                             ---------------------------------------------------------------------------------------
                                                              YEAR ENDED DECEMBER 31
                             ------------------------------------------------------------------------------------------
                                 2001            2000           2001           2000           2001           2000
                             ---------------------------------------------------------------------------------------
Investment income (loss):
   Net realized/unrealized
     gain (loss) on
     corporate common
     stocks                  $       --     $ (3,205,592)   $       --     $  3,930,711    $     --     $    (33,206)
   Dividends                         --          525,069            --             --            --             --
   Net gain, common
     collective trusts               --           17,831            --            2,171          --              409
Other loss                           --             (708)           --           (1,379)         --             (233)
Administrative expenses              --           (8,451)           --              133          --               41
Transfers                            --      (17,568,539)           --       (6,320,601)         --         (815,045)
                             ---------------------------------------------------------------------------------------
Net decrease                         --      (20,240,390)           --       (2,388,965)         --         (848,034)
Total net assets at
   beginning of year                 --       20,240,390            --        2,388,965          --          848,034
                             ---------------------------------------------------------------------------------------
Total net assets at end of
   year                      $       --     $       --      $       --     $       --      $     --     $       --
                             =======================================================================================

Interest, realized and unrealized gains and losses, and management fees from the master trusts are included in the net (loss)/gain from interest in Allegheny Ludlum Corporation Master Trusts on the statements of changes in net assets available for benefits.

4. INCOME TAX STATUS

The Plan has received a determination letter from the Internal Revenue Service dated March 3, 1998, stating that the Plan is qualified under Section 401(a) of the Internal Revenue Code (the Code) and, therefore, the related trust is exempt from taxation. Subsequent to this issuance of the determination letter, the Plan was amended. Once qualified, the Plan is required to operate in conformity with the Code to maintain its qualification. The plan sponsor has indicated that it will take the necessary steps, if any, to maintain the Plan's qualified status.

                    401(k) Savings Account Plan for Employees
                          of the Washington Plate Plant

                    Notes to Financial Statements (continued)


5. TRANSACTIONS WITH PARTIES-IN-INTEREST

Certain plan investments are shares of mutual funds managed by Dreyfus Retirement Services. Dreyfus Retirement Services is the trustee as defined by the Plan and, therefore, these transactions qualify as party-in-interest. Trustee and investment fees paid during 2001 and 2000 were based upon customary and reasonable rates for such services.

6. PLAN TERMINATION

Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA.

7. RECLASSIFICATIONS

Certain reclassifications have been made to the 2000 financial statements to conform to the current year financial statement presentation.

                    401(k) Savings Account Plan for Employees
                          of the Washington Plate Plant

                             EIN 25-1792394 Plan 020

         Schedule H, Line 4(i)--Schedule of Assets (Held at End of Year)

                                December 31, 2001


                            DESCRIPTION                                      UNITS/SHARES         CURRENT VALUE
----------------------------------------------------------------------------------------------------------------------
REGISTERED INVESTMENT COMPANIES
Interest in Dreyfus Emerging Leaders Fund*                                   10,844.658                 $377,069
Dreyfus International Value Fund*                                             3,559.537                   48,944
Dreyfus Bond Market Index Fund*                                               3,723.569                   37,422
MAS Mid Cap Growth Fund                                                         421.462                    7,354
Jennison Growth Fund                                                          1,120.055                   16,375
                                                                                                   -------------------
Total registered investment companies                                                                   $487,164
                                                                                                   ===================

COMMON COLLECTIVE TRUSTS
Dreyfus Lifestyle Growth and Income Fund*                                    18,667.310                 $303,884
Dreyfus Lifestyle Growth Fund*                                                7,248.418                  125,988
Short-Term Investment Fund                                                       33.750                       34
Dreyfus Lifestyle Income Fund*                                                2,156.779                   32,167
                                                                                                   -------------------
Total common collective trusts                                                                          $462,073
                                                                                                   ===================

CORPORATE COMMON STOCKS
Allegheny Technologies Incorporated*                                          5,194.000                 $ 87,000
Teledyne Technologies Incorporated                                              605.000                    9,855
Water Pik Technologies, Inc.                                                    215.000                    1,868
                                                                                                   -------------------
Total corporate common stocks                                                                           $ 98,723
                                                                                                   ===================

Participant loans* (6% to 10.5%)                                                                        $ 27,110
                                                                                                   ===================

*Party-in-interest

Audited Financial Statements and Supplemental Schedule

Savings and Security Plan of the Lockport and Waterbury Facilities
Years ended December 31, 2001 and 2000 with Report of Independent Auditors

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities

                          Audited Financial Statements
                            and Supplemental Schedule

                     Years ended December 31, 2001 and 2000




                                    CONTENTS

Report of Independent Auditors ..........................................39

Audited Financial Statements

Statements of Net Assets Available for Benefits..........................40
Statements of Changes in Net Assets Available for Benefits...............41
Notes to Financial Statements ...........................................42


Supplemental Schedule

Schedule H, Line 4(i)--Schedule of Assets (Held at End of Year)..........51

                         Report of Independent Auditors

Allegheny Technologies Incorporated

We have audited the accompanying statements of net assets available for benefits of the Savings and Security Plan of the Lockport and Waterbury Facilities as of December 31, 2001 and 2000, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 2001 and 2000, and the changes in its net assets available for benefits for the years then ended, in conformity with accounting principles generally accepted in the United States.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedule of assets held at end of year as of December 31, 2001 is presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and is not a required part of the financial statements. The supplemental schedule has been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


                                                        /s/ Ernst & Young LLP



Pittsburgh, Pennsylvania
May 24, 2002

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities

                 Statements of Net Assets Available for Benefits


                                                                    DECEMBER 31
                                                                 2001         2000
                                                            --------------------------
ASSETS
Investments:
   Interest in Allegheny Ludlum Corporation Master Trusts   $ 4,676,529    $ 4,668,897
   Interest in registered investment companies                  961,957        998,576
   Interest in common collective trusts                         363,959        456,870
   Corporate common stocks                                      221,166        222,199
   Participant loans                                            314,699        171,832
                                                            --------------------------
Total investments                                             6,538,310      6,518,374

 Cash                                                              --            9,892
 Other receivables                                                 --           24,388
 Other payables                                                    (248)       (34,429)
                                                            --------------------------
Net assets available for benefits                           $ 6,538,062    $ 6,518,225
                                                            ==========================


See accompanying notes.

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities

           Statements of Changes in Net Assets Available for Benefits


                                                                           YEAR ENDED DECEMBER 31
                                                                            2001            2000
                                                                        ----------------------------
Additions:
   Contributions:
     Employer                                                           $   234,332    $   400,701
     Employee                                                               242,146        254,827
   Investment income:
     Net gain from interest in Allegheny Ludlum Corporation Master
       Trusts                                                               105,188        126,342
     Net (loss)/gain from interest in registered investment companies      (153,603)        62,064
     Net loss from interest in common collective trusts                     (23,017)        (1,641)
     Interest income                                                         18,668         10,382
     Dividend income                                                          8,379          4,435
     Net realized/unrealized loss on corporate
       common stocks                                                         (7,558)       (99,694)
                                                                        --------------------------
Total additions                                                             424,535        757,416

Deductions:
   Distributions to participants                                            404,698        651,687
                                                                        --------------------------
Total deductions                                                            404,698        651,687
                                                                        --------------------------

Net additions                                                                19,837        105,729
Net assets available for benefits at beginning of year                    6,518,225      6,412,496
                                                                        --------------------------
Net assets available for benefits at end of year                        $ 6,538,062    $ 6,518,225
                                                                        ==========================


See accompanying notes.

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities

                          Notes to Financial Statements

                                December 31, 2001

1. SIGNIFICANT ACCOUNTING POLICIES

Investments are valued as follows:

         Bank and insurance contracts with varying contract rates and maturity dates are stated at contract value.

         Although it is management's intention to hold the investment contracts in the Fixed Income Fund until maturity, certain investment contracts provide for adjustments to contract value for withdrawals made prior to maturity.

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

2. DESCRIPTION OF THE PLAN

The Savings and Security Plan of the Lockport and Waterbury Facilities of Allegheny Ludlum Corporation (the Plan) is a defined contribution plan and is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

The purpose of the Plan is to provide a savings and retirement plan to eligible employees of the Lockport and Waterbury Facilities of Allegheny Ludlum Corporation (ALC) by allowing a portion of their salary to be set aside each month through payroll deductions. ALC is a wholly owned subsidiary of Allegheny Technologies Incorporated (ATI), the Plan Sponsor. Effective July 1, 2001, participants can defer between 1% and 18% of their eligible wages, subject to Internal Revenue Code limitations. The Company's contribution effective July 1, 2001 consists solely of $.50 for each hour worked by the participant (fixed dollar retirement). Prior to July 1, 2001, participants could defer up to 8% of their eligible wages to the Plan based on years of service (basic savings deferral). In addition, participants could defer additional amounts such that when combined with the basic savings deferral, the total deferral did not exceed 16% of eligible wages or Internal Revenue Code limitations. The Company, prior to July 1, 2001, contributed 6.5% of the participant's eligible wages plus a fixed dollar percentage as defined in the Plan regardless of whether the participant made any basic savings deferrals. The Company also contributed a matching contribution equal to 50% of the participant's basic savings deferral.

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities

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

Participants may make "in-service" and hardship withdrawals as outlined in the plan document.

Prior to July 1, 2001, under certain provisions of the Plan, contributions by the Plan Sponsor, which have been allocated to the accounts of the participants, were subject to forfeiture upon participant's termination of employment with less than five years of service. Such forfeitures will be used to reduce future contributions by the employer. Prior to July 1, 2001, employer matching contributions allocated to a participant's account became fully vested after a participant completed five years of service. Employee contributions and the fixed dollar retirement contributions are fully vested at all times. Effective July 1, 2001, participants are fully vested in their entire participant account balance.

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

Effective November 29, 1999, Allegheny Teledyne Incorporated's (the Plan Sponsor) name was changed to Allegheny Technologies Incorporated. Also, the Aerospace and Electronics and Consumer segments of Allegheny Teledyne were spun off into two new freestanding public companies--Teledyne Technologies Incorporated and Water Pik Technologies, Inc. Stockholders of Allegheny Teledyne became stockholders of Teledyne Technologies Incorporated and Water Pik Technologies, Inc., thus creating two new master trusts. Participants may continue to hold interest in the two new companies until December 31, 2002, at which time these two holdings will be terminated and the assets will be transferred to one of the other plan investment options. Effective October 1, 2000, the Allegheny Technologies Incorporated (ATI) Common Stock Master Trust, Teledyne Technologies Incorporated Common Stock Master Trust, and Water Pik Technologies, Inc. Common Stock Master Trust were deunitized, enabling each participating plan to hold actual shares of the common stocks versus holding each stock in separate master trusts.

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities

                    Notes to Financial Statements (continued)




2. DESCRIPTION OF THE PLAN (CONTINUED)

Further information about the Plan, including eligibility, vesting, contributions, and withdrawals, is contained in the plan documents and related contracts. These documents are available from the Allegheny Technologies Personnel and Compensation Committee.

3. INVESTMENTS

The following presents investments that represent 5% or more of the Plan's net assets:

                                                                                           DECEMBER 31
                                                                                   2001                  2000
                                                                                --------------------------------
Fixed Income Fund                                                               $3,954,889            $3,853,103
Dreyfus Emerging Leaders Fund                                                      800,041               921,082
Allegheny Technologies Disciplined Stock Fund                                      533,936               545,492

Certain of the Plan's investments are in the Allegheny Technologies Disciplined Stock Fund Master Trust, the Alliance Equity Master Trust and the Fixed Income Master Trust, which was established for the investment of assets of the Plan, and several other ATI sponsored retirement plans. Each participating retirement plan has an undivided interest in the Master Trust. At December 31, 2001 and 2000, the Plan's interest in the net assets of the Allegheny Technologies Disciplined Stock Fund Master Trust, the Alliance Equity Master Trust and the Fixed Income Master Trust were as follows:

                                                                                    2001                  2000
                                                                                --------------------------------
Allegheny Technologies Disciplined Stock Fund
   Master Trust                                                                    0.69%                 0.60%
Alliance Equity Master Trust                                                       0.47                  0.53
Fixed Income Master Trust                                                          2.39                  2.67

Investment income and expenses are allocated to the Plan based upon its pro rata share in the net assets of the Master Trust.

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities

                    Notes to Financial Statements (continued)



3. INVESTMENTS (CONTINUED)

The composition of the net assets of the Fixed Income Master Trust at December 31, 2001 and 2000 was as follows:

                                                          2001          2000
                                                     ---------------------------
Registered investment companies:
   Merrill Lynch Income Accumulation Fund            $       --     $  6,258,870
                                                     ---------------------------
                                                             --        6,258,870
Guaranteed investment contracts:
   Business Mens Assurance Company of America           1,246,890      2,498,807
   Canada Life                                          2,743,536      4,136,118
   Combined Life Insurance Company                      3,097,946      4,668,459
   GE Life and Annuity                                 11,812,375      5,163,549
   Hartford Life Insurance Company                     10,025,160      5,641,680
   John Hancock Life Insurance Company                 14,218,029     11,001,797
   Monumental Life Insurance Company                    3,331,280      1,867,053
   New York Life Insurance Company                      7,729,985      3,136,760
   Ohio National Life                                   7,936,620      4,576,017
   Pacific Mutual Life Insurance Company                6,036,924      6,200,078
   Principal Life                                       3,000,000           --
   Protective Life Insurance Company                    1,002,333      2,012,650
   Pruco Pace Credit Enhanced                           9,950,359      7,691,842
   Safeco Life Insurance                                3,000,505      2,998,449
   Security Life of Denver                              6,181,488      5,131,606
   Sun America, Inc.                                    2,992,868      2,998,064
   United of Omaha                                      7,188,790      5,137,380
                                                     ---------------------------
                                                      101,495,088     74,860,309
Synthetic guaranteed investment contracts:
   Caisse des Depots et Consignations                   7,800,826      8,950,177
   CIT Equipment                                          992,755           --
   Common Wealth Edison                                 1,976,061           --
   Conn RRB Spec Trust                                  2,987,164           --
   Detroit Edison                                       2,018,460           --
   FHLMC                                                2,466,660           --
   Illinois Power Sp. Trust                             1,957,161           --
   MBNA Master CC Trust                                 1,983,492           --
   Peco Energy Company                                  1,982,788           --
   Peoples Security Life Insurance Company              6,602,162      9,137,201
   Public Service                                       1,998,629           --
   Transamerica Occidental                              9,559,425     14,066,106
   Union Bank of Switzerland                            2,737,675      5,967,640
   Westdeutsche Landesbank Girozentrale                 9,387,186     15,715,408
                                                     ---------------------------
                                                       54,450,444     53,836,532
Interest in common collective trust                     7,680,629      8,087,097
Receivables                                               381,024      1,191,139
Other                                                   1,635,070        231,457
                                                     ---------------------------
Total net assets                                     $165,642,255   $144,465,404
                                                     ===========================

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities

                    Notes to Financial Statements (continued)



3. INVESTMENTS (CONTINUED)

The Fixed Income Fund (the Fund) invests in guaranteed investment contracts
(GICs) and actively managed structured or synthetic investment contracts (SICs). The GICs are promises by a bank or insurance company to repay principal plus a fixed rate of return through contract maturity. SICs differ from GICs in that there are specific assets supporting the SICs, and these assets are owned by the Master Trust. The bank or insurance company issues a wrapper contract that allows participant-directed transactions to be made at contract value. The assets supporting the SICs are comprised of government agency bonds, corporate bonds, asset-backed securities (ABOs) and collateralized mortgage obligations
(CMOs) with fair values of $55,854,607 and $53,822,660 at December 31, 2001 and 2000, respectively. The contract value minus the market value of the wrapper contracts at December 31, 2001 and 2000 is ($1,397,030) and $396,172,
respectively.

Interest crediting rates on the GICs in the Fund are determined at the time of purchase. Interest crediting rates on the SICs are either: (1) set at the time of purchase for a fixed term and crediting rate; (2) set at the time of purchase for a fixed term and variable crediting rate or (3) set at the time of purchase and reset monthly within a "constant duration." A constant duration contract may specify a duration of 2.5 years and the crediting rate is adjusted monthly based upon quarterly rebalancing of eligible 2.5 year duration investment instruments at the time of each resetting; in effect the contract never matures. At December 31, 2001 and 2000, the interest crediting rates for GICs and Fixed Maturity SICs ranged from 3.49% to 8.05% and 5.53% to 8.05%, respectively.

For the years ended December 31, 2001 and 2000, the average annual yield for the investment contracts in the Fund was 6.25% and 6.39%, respectively. Fair value of the GICs was estimated by discounting the weighted average of the Fund's cash flows at the then-current interest crediting rate for a comparable maturity investment contract. Fair value for the SICs was estimated based on the fair value of each contract's supporting assets at December 31, 2001 and 2000.

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities

                    Notes to Financial Statements (continued)




3. INVESTMENTS (CONTINUED)

The composition of net assets of the Alliance Equity Master Trust at December 31, 2001 and 2000 was as follows:

                                                        2001           2000
                                                   ----------------------------

Investment in registered investment companies:
   Alliance Equity Fund S.A. #4                    $ 40,024,274    $ 51,215,520
Cash overdraft                                             --           (19,387)
Operating payables                                      (64,365)        (31,413)
                                                   ----------------------------
Total net assets                                   $ 39,959,909    $ 51,164,720
                                                   =============================

The composition of net assets of the Allegheny Technologies Disciplined Stock Fund Master Trust at December 31, 2001 and 2000 was as follows:

                                                       2001             2000
                                                 ------------------------------
Corporate common stocks                           $ 76,016,770     $ 89,911,418
Interest in common collective trusts                 1,410,015        1,415,662
Receivables                                            103,913           62,651
Operating payables                                        --           (147,875)
                                                  -----------------------------
Total net assets                                  $ 77,530,698     $ 91,241,856
                                                  =============================

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities

                    Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

The composition of the changes in net assets of the various master trusts is as follows:

                                                                                              ALLEGHENY TECHNOLOGIES
                                                                                          DISCIPLINED STOCK FUND MASTER
                              FIXED INCOME MASTER TRUST     ALLIANCE EQUITY MASTER TRUST            TRUST
                           --------------------------------- ---------------------------- -------------------------------
                                                              YEAR ENDED DECEMBER 31
                           ----------------------------------------------------------------------------------------------
                                2001             2000            2001           2000            2001           2000
                           ----------------------------------------------------------------------------------------------
Investment income (loss):
   Interest income (loss)  $    9,147,492   $    7,954,724   $         -    $         -      $       (639)       $   -
   Net realized/unrealized
     loss on corporate
     common stocks                     -                -              -               -     (12,375,289)    (8,472,618)
   Dividends                           -                -              -               -         941,613        525,391
   Net gain (loss),
     registered invest-
     ment companies               32,606          108,612     (9,248,179)     (9,783,261)              -              -
   Net gain, common
     collective trusts           401,062          404,170              -               -          53,202        138,084
Other income                           -              468              -               -               -              -
Administrative expenses         (208,589)        (185,368)      (170,195)       (218,831)       (519,489)      (414,238)
Transfers                     11,804,280        1,647,278     (1,786,437)      2,172,578      (1,810,556)    54,049,508
                           ----------------------------------------------------------------------------------------------
Net increase (decrease)       21,176,851        9,929,884    (11,204,811)     (7,829,514)    (13,711,158)    45,826,127
Total net assets at
  beginning of year          144,465,404      134,535,520     51,164,720      58,994,234      91,241,856     45,415,729
                           ----------------------------------------------------------------------------------------------
Total net assets at
  end of year               $165,642,255     $144,465,404    $39,959,909     $51,164,720     $77,530,698    $91,241,856
                           ==============================================================================================

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities

                    Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

                                                               TELEDYNE TECHNOLOGIES        WATER PIK TECHNOLOGIES,
                             ATI COMMON STOCK MASTER TRUST   INCORPORATED COMMON STOCK      INC. COMMON STOCK MASTER
                                                                    MASTER TRUST                     TRUST
                             ------------------------------ ----------------------------- -----------------------------
                                                              YEAR ENDED DECEMBER 31
                             ------------------------------------------------------------------------------------------
                                 2001            2000           2001           2000           2001           2000
                             ------------------------------------------------------------------------------------------
Investment income (loss):
   Net realized/unrealized
     gain (loss) on
     corporate common
     stocks                  $       --     $ (3,205,592)   $       --     $  3,930,711    $        --     $    (33,206)
   Dividends                         --          525,069            --             --               --             --
   Net gain, common
     collective trusts               --           17,831            --            2,171             --              409
Other loss                           --             (708)           --           (1,379)            --             (233)
Administrative expenses              --           (8,451)           --              133             --               41
Transfers                            --      (17,568,539)           --       (6,320,601)            --         (815,045)
                             ------------------------------------------------------------------------------------------
Net decrease                         --      (20,240,390)           --       (2,388,965)            --         (848,034)
Total net assets at
   beginning of year                 --       20,240,390            --        2,388,965             --          848,034
                             ------------------------------------------------------------------------------------------
Total net assets at end of
   year                      $       --     $       --      $       --     $       --      $        --     $       --
                             ==========================================================================================

Interest, realized and unrealized gains and losses, and management fees from the master trusts are included in the net (loss)/gain from interest in Allegheny Ludlum Corporation Master Trusts on the statements of changes in net assets available for benefits.

4. INCOME TAX STATUS

The Plan has received a determination letter from the Internal Revenue Service dated February 1, 1996, stating that the Plan is qualified under Section 401(a) of the Internal Revenue Code (the Code) and, therefore, the related trust is exempt from taxation. Subsequent to this issuance of the determination letter, the Plan was amended. Once qualified, the Plan is required to operate in conformity with the Code to maintain its qualification. The plan administrator believes that the Plan is being operated in compliance with the applicable requirements of the Code and, therefore, believes that the Plan is qualified and the related trust is tax-exempt.

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities

                    Notes to Financial Statements (continued)




5. TRANSACTIONS WITH PARTIES-IN-INTEREST

Certain plan investments are shares of mutual funds managed by Dreyfus Retirement Services. Dreyfus Retirement Services is the trustee as defined by the Plan and, therefore, these transactions qualify as party-in-interest. Trustee and investment fees paid during 2001 and 2000 were based upon customary and reasonable rates for such services.

6. PLAN TERMINATION

Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA.

7. RECLASSIFICATIONS

Certain reclassifications have been made to the 2000 financial statements to conform to the current year financial statement presentation.

                        Savings and Security Plan of the
                        Lockport and Waterbury Facilities

                             EIN 25-1792394 Plan 007

         Schedule H, Line 4(i)--Schedule of Assets (Held at End of Year)

                                December 31, 2001


                               DESCRIPTION            UNITS/SHARES         CURRENT VALUE
---------------------------------------------------------------------------------------------
REGISTERED INVESTMENT COMPANIES
 Dreyfus Bond Market Index*                               5033.318             $  50,585
 Dreyfus Emerging Leaders Fund*                         23,009.507               800,041
 Dreyfus International Value Fund*                       2,605.846                35,830
 MAS Midcap Growth Fund                                  2,295.470                40,056
 Jennison Growth Fund                                    2,424.439                35,445
                                                                        ---------------------
Total registered investment companies                                           $961,957
                                                                        =====================

COMMON COLLECTIVE TRUSTS
Dreyfus Lifestyle Growth and Income Fund*               13,845.001              $225,382
Short Term Investment Fund                                 360.400                   361
Dreyfus Lifestyle Growth Fund*                           5,711.035                99,266
Dreyfus Lifestyle Income Fund*                           2,611.5670               38,950
                                                                        ---------------------
Total common collective trusts                                                  $363,959
                                                                        =====================

 CORPORATE COMMON STOCKS
 Allegheny Technologies Incorporated*                   10,802.000              $180,934
 Teledyne Technologies Incorporated                      2,131.000                34,714
 Water Pik Technologies, Inc.                              635.000                 5,518
                                                                        ---------------------
Total corporate common stocks                                                   $221,166
                                                                        =====================

Participant loans* (6% to 10.5%)                                                $314,699
                                                                       ======================


*Party-in-interest
                                      -51-

AUDITED FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

Allegheny Ludlum Corporation Personal Retirement and 401(k) Savings Account Plan Years ended December 31, 2001 and 2000 with Report of Independent Auditors

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

                          Audited Financial Statements
                            and Supplemental Schedule

                     Years ended December 31, 2001 and 2000




                                    CONTENTS

Report of Independent Auditors ..............................................54

Audited Financial Statements

Statements of Net Assets Available for Benefits..............................55
Statements of Changes in Net Assets Available for Benefits...................56
Notes to Financial Statements ...............................................57


Supplemental Schedule

Schedule H, Line 4(i)--Schedule of Assets (Held at End of Year)..............66

                         Report of Independent Auditors

Allegheny Technologies Incorporated

We have audited the accompanying statements of net assets available for benefits of the Allegheny Ludlum Corporation Personal Retirement and 401(k) Savings Account Plan as of December 31, 2001 and 2000, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 2001 and 2000, and the changes in its net assets available for benefits for the years then ended, in conformity with accounting principles generally accepted in the United States.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedule of assets held at end of year as of December 31, 2001 is presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and is not a required part of the financial statements. The supplemental schedule has been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


                                                           /s/ Ernst & Young LLP



Pittsburgh, Pennsylvania
May 24, 2002

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

                 Statements of Net Assets Available for Benefits


                                                                     DECEMBER 31
                                                                 2001           2000
                                                            ---------------------------
ASSETS
Investments:
   Interest-bearing cash                                    $        351   $       --
   Interest in Allegheny Ludlum Corporation Master Trusts     67,085,891     62,127,823
   Interest in registered investment companies                12,684,948      8,095,070
   Interest in common collective trusts                        9,801,563      8,822,190
   Corporate common stocks                                     9,862,875      5,450,485
   Participant loans                                           6,219,132      3,592,858
                                                            ---------------------------
Total investments                                            105,654,760     88,088,426

Cash overdraft                                                      --          (45,691)
Other receivables (payables)                                          88        (27,430)
                                                            ---------------------------
Net assets available for benefits                           $105,654,848   $ 88,015,305
                                                            ===========================


  See accompanying notes.

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

           Statements of Changes in Net Assets Available for Benefits


                                                                             YEAR ENDED DECEMBER 31
                                                                             2001            2000
                                                                        ------------------------------

Additions:
   Contributions:
     Employer                                                           $   2,377,780    $   2,648,506
     Employee                                                               5,046,862        5,482,813
   Investment income:
     Net (loss)/gain from interest in Allegheny Ludlum Corporation
       Master Trusts                                                          (26,871)         146,094
     Net (loss)/gain from interest in registered investment companies        (723,000)         335,404
     Net loss from interest in common collective trusts                      (569,870)         (41,496)
     Interest income                                                          341,696          305,116
     Dividend income                                                          260,396           47,706
     Net realized/unrealized loss on corporate
       common stocks                                                       (1,835,120)        (800,720)
     Transfers into Plan                                                   17,023,296             --
                                                                        ------------------------------
Total additions                                                            21,895,169        8,123,423

Deductions:
   Distributions to participants                                            4,080,646        4,262,984
   Transfers out of Plan                                                      174,980             --
                                                                        ------------------------------
Total deductions                                                            4,255,626        4,262,984
                                                                        ------------------------------

Net additions                                                              17,639,543        3,860,439
Net assets available for benefits at beginning of year                     88,015,305       84,154,866
                                                                        ------------------------------
Net assets available for benefits at end of year                        $ 105,654,848    $  88,015,305
                                                                        ==============================


See accompanying notes.

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

                          Notes to Financial Statements

                                December 31, 2001


1. SIGNIFICANT ACCOUNTING POLICIES

Investments are valued as follows:

     Bank and insurance contracts with varying contract rates and maturity dates are stated at contract value.

     Although it is management's intention to hold the investment contracts in the Fixed Income Fund until maturity, certain investment contracts provide for adjustments to contract value for withdrawals made prior to maturity.

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

2. DESCRIPTION OF THE PLAN

The Allegheny Ludlum Corporation Personal Retirement and 401(k) Savings Account Plan (the Plan) is a defined contribution plan and subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

The purpose of the Plan is to provide retirement benefits to eligible employees of Allegheny Ludlum Corporation (ALC) through company contributions and to encourage employee thrift by permitting eligible employees to defer a part of their compensation and contribute such deferral to the Plan. ALC is a wholly owned subsidiary of Allegheny Technologies Incorporated. ALC contributes to the Plan fifty cents per hour worked per eligible union employee. Unless otherwise specified by the participant, all contributions are made to the Fixed Income Fund. Such contributions are made only from current income or accumulated earnings of the Plan Sponsor. The Plan allows participants to direct contributions made on their behalf to any of the investment alternatives. The Plan allows employees to set aside up to 18% of eligible wages each pay period through payroll deductions subject to Internal Revenue Code limitations. In addition, the employees' annual pretax profit sharing award and pretax Longevity Incentive Payment Plan award may be contributed at the employees' discretion as their deferral.

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

Participants may make "in-service" and hardship withdrawals as outlined in the plan document.

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

Effective November 29, 1999, Allegheny Teledyne Incorporated's (the Plan Sponsor) name was changed to Allegheny Technologies Incorporated. Also, the Aerospace and Electronics and Consumer segments of Allegheny Teledyne were spun off into two new freestanding public companies--Teledyne Technologies Incorporated and Water Pik Technologies, Inc. Stockholders of Allegheny Teledyne became stockholders of Teledyne Technologies Incorporated and Water Pik Technologies, Inc., thus creating two new master trusts. Participants may continue to hold interest in the two new companies until December 31, 2002, at which time these two holdings will be terminated and the assets will be transferred to one of the other plan investment options. Effective October 1, 2000, the Allegheny Technologies Incorporated (ATI) Common Stock Master Trust, Teledyne Technologies Incorporated Common Stock Master Trust, and Water Pik Technologies, Inc. Common Stock Master Trust were deunitized, enabling each participating plan to hold actual shares of the common stocks versus holding each stock in separate master trusts.

Effective November 1, 2001, Oremet employees belonging to the bargaining unit Local 7150 became eligible to participant in the Plan. Accordingly, plan investments related to these participants were transferred into the Plan.

Further information about the Plan, including eligibility, vesting, contributions and withdrawals, is contained in the Plan Document and related contracts. Copies of these documents are available from the Allegheny Technologies Personnel and Compensation Committee.

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

                    Notes to Financial Statements (continued)


3. INVESTMENTS

The following presents investments that represent 5% or more of the Plan's net assets:

                                                                                           DECEMBER 31
                                                                                   2001                  2000
                                                                              ----------------------------------
Allegheny Technologies Disciplined Stock Fund                                 $  8,447,657          $  7,874,739
Alliance Equity Fund                                                             8,435,007            10,581,519
Allegheny Technologies Incorporated common stocks                                8,450,736                     -
Dreyfus Emerging Leaders                                                         6,113,187             6,398,297
Dreyfus Lifestyle Growth and Income Fund                                         6,547,450             4,991,187
Fixed Income Fund                                                               50,203,227            43,671,565

Certain of the Plan's investments are in the Allegheny Technologies Disciplined Stock Fund Master Trust, the Alliance Equity Master Trust and the Fixed Income Master Trust, which was established for the investment of assets of the Plan, and several other ATI sponsored retirement plans. Each participating retirement plan has an undivided interest in the Master Trust. At December 31, 2001 and 2000, the Plan's interest in the net assets of the Allegheny Technologies Disciplined Stock Fund Master Trust, the Alliance Equity Master Trust and the Fixed Income Master Trust were as follows:

                                                                                       2001                2000
                                                                              -------------------- ------------------
  Allegheny Technologies Disciplined Stock Fund
  Master Trust                                                                   10.90%                    8.63%
  Alliance Equity Master Trust                                                   21.11                    20.68
  Fixed Income Master Trust                                                      30.31                    30.23

Investment income and expenses are allocated to the Plan based upon its pro rata share in the net assets of the Master Trust.

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

                    Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

The composition of the net assets of the Fixed Income Master Trust at December 31, 2001 and 2000 was as follows:

                                                            2001          2000
                                                     ---------------------------
Registered investment companies:
   Merrill Lynch Income Accumulation Fund            $       --     $  6,258,870
                                                     ---------------------------
                                                             --        6,258,870
Guaranteed investment contracts:
   Business Mens Assurance Company of America           1,246,890      2,498,807
   Canada Life                                          2,743,536      4,136,118
   Combined Life Insurance Company                      3,097,946      4,668,459
   GE Life and Annuity                                 11,812,375      5,163,549
   Hartford Life Insurance Company                     10,025,160      5,641,680
   John Hancock Life Insurance Company                 14,218,029     11,001,797
   Monumental Life Insurance Company                    3,331,280      1,867,053
   New York Life Insurance Company                      7,729,985      3,136,760
   Ohio National Life                                   7,936,620      4,576,017
   Pacific Mutual Life Insurance Company                6,036,924      6,200,078
   Principal Life                                       3,000,000           --
   Protective Life Insurance Company                    1,002,333      2,012,650
   Pruco Pace Credit Enhanced                           9,950,359      7,691,842
   Safeco Life Insurance                                3,000,505      2,998,449
   Security Life of Denver                              6,181,488      5,131,606
   Sun America, Inc.                                    2,992,868      2,998,064
   United of Omaha                                      7,188,790      5,137,380
                                                     ---------------------------
                                                      101,495,088     74,860,309
Synthetic guaranteed investment contracts:
   Caisse des Depots et Consignations                   7,800,826      8,950,177
   CIT Equipment                                          992,755           --
   Common Wealth Edison                                 1,976,061           --
   Conn RRB Spec Trust                                  2,987,164           --
   Detroit Edison                                       2,018,460           --
   FHLMC                                                2,466,660           --
   Illinois Power Sp. Trust                             1,957,161           --
   MBNA Master CC Trust                                 1,983,492           --
   Peco Energy Company                                  1,982,788           --
   Peoples Security Life Insurance Company              6,602,162      9,137,201
   Public Service                                       1,998,629           --
   Transamerica Occidental                              9,559,425     14,066,106
   Union Bank of Switzerland                            2,737,675      5,967,640
   Westdeutsche Landesbank Girozentrale                 9,387,186     15,715,408
                                                     ---------------------------
                                                       54,450,444     53,836,532

Interest in common collective trust                     7,680,629      8,087,097
Receivables                                               381,024      1,191,139
Other                                                   1,635,070        231,457
                                                     ---------------------------
Total net assets                                     $165,642,255   $144,465,404
                                                     ===========================

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

                    Notes to Financial Statements (continued)



3. INVESTMENTS (CONTINUED)

The Fixed Income Fund (the Fund) invests in guaranteed investment contracts
(GICs) and actively managed structured or synthetic investment contracts (SICs). The GICs are promises by a bank or insurance company to repay principal plus a fixed rate of return through contract maturity. SICs differ from GICs in that there are specific assets supporting the SICs, and these assets are owned by the Master Trust. The bank or insurance company issues a wrapper contract that allows participant-directed transactions to be made at contract value. The assets supporting the SICs are comprised of government agency bonds, corporate bonds, asset-backed securities (ABOs) and collateralized mortgage obligations
(CMOs) with fair values of $55,854,607 and $53,822,660 at December 31, 2001 and 2000, respectively. The contract value minus the market value of the wrapper contracts at December 31, 2001 and 2000 is ($1,397,030) and $396,172,
respectively.

Interest crediting rates on the GICs in the Fund are determined at the time of purchase. Interest crediting rates on the SICs are either: (1) set at the time of purchase for a fixed term and crediting rate; (2) set at the time of purchase for a fixed term and variable crediting rate or (3) set at the time of purchase and reset monthly within a "constant duration." A constant duration contract may specify a duration of 2.5 years and the crediting rate is adjusted monthly based upon quarterly rebalancing of eligible 2.5 year duration investment instruments at the time of each resetting; in effect the contract never matures. At December 31, 2001 and 2000, the interest crediting rates for GICs and Fixed Maturity SICs ranged from 3.49% to 8.05% and 5.53% to 8.05%, respectively.

For the years ended December 31, 2001 and 2000, the average annual yield for the investment contracts in the Fund was 6.25% and 6.39%, respectively. Fair value of the GICs was estimated by discounting the weighted average of the Fund's cash flows at the then-current interest crediting rate for a comparable maturity investment contract. Fair value for the SICs was estimated based on the fair value of each contract's supporting assets at December 31, 2001 and 2000.

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

                    Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

The composition of net assets of the Alliance Equity Master Trust at December 31, 2001 and 2000 was as follows:

                                                                                    2001                  2000
                                                                               ---------------------------------

Investment in registered investment companies:
   Alliance Equity Fund S.A. #4                                                $40,024,274           $51,215,520
Cash overdraft                                                                           -               (19,387)
Operating payables                                                                 (64,365)              (31,413)
                                                                               ---------------------------------
Total net assets                                                               $39,959,909           $51,164,720
                                                                               =================================

The composition of net assets of the Allegheny Technologies Disciplined Stock Fund Master Trust at December 31, 2001 and 2000 was as follows:

                                                                                    2001                  2000
                                                                                ----------------------------------
Corporate common stocks                                                         $76,016,770            $89,911,418
Interest in common collective trusts                                              1,410,015              1,415,662
Receivables                                                                         103,913                 62,651
Operating payables                                                                        -               (147,875)
                                                                                ----------------------------------
Total net assets                                                                $77,530,698            $91,241,856
                                                                                ==================================

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

                    Notes to Financial Statements (continued)



3. INVESTMENTS (CONTINUED)

The composition of the changes in net assets of the various master trusts is as follows:

                                                                                              ALLEGHENY TECHNOLOGIES
                                                                                          DISCIPLINED STOCK FUND MASTER
                              FIXED INCOME MASTER TRUST   ALLIANCE EQUITY MASTER TRUST                TRUST
                            --------------------------------------------------------------------------------------------------
                                                              YEAR ENDED DECEMBER 31
                           ----------------------------------------------------------------------------------------------
                                2001             2000            2001           2000            2001           2000
                            --------------------------------------------------------------------------------------------------
Investment income (loss):
   Interest income (loss)   $   9,147,492    $   7,954,724    $        --      $        --      $        (639)   $        --
   Net realized/unrealized
     loss on corporate
     common stocks                   --               --               --               --        (12,375,289)      (8,472,618)
   Dividends                         --               --               --               --            941,613          525,391
   Net gain (loss),
     registered invest-
     ment companies                32,606          108,612       (9,248,179)      (9,783,261)            --               --
   Net gain, common
     collective trusts            401,062          404,170             --               --             53,202          138,084
Other income                         --                468             --               --               --               --
Administrative expenses          (208,589)        (185,368)        (170,195)        (218,831)        (519,489)        (414,238)
Transfers                      11,804,280        1,647,278       (1,786,437)       2,172,578       (1,810,556)      54,049,508
                            --------------------------------------------------------------------------------------------------
Net increase (decrease)        21,176,851        9,929,884      (11,204,811)      (7,829,514)     (13,711,158)      45,826,127
Total net assets at
  beginning of year           144,465,404      134,535,520       51,164,720       58,994,234       91,241,856       45,415,729
                            --------------------------------------------------------------------------------------------------
Total net assets at
  end of year               $ 165,642,255    $ 144,465,404    $  39,959,909    $  51,164,720    $  77,530,698    $  91,241,856
                            ==================================================================================================

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

                    Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

                                                               TELEDYNE TECHNOLOGIES        WATER PIK TECHNOLOGIES,
                             ATI COMMON STOCK MASTER TRUST   INCORPORATED COMMON STOCK      INC. COMMON STOCK MASTER
                                                                    MASTER TRUST                     TRUST
                             ---------------------------------------------------------------------------------------
                                                              YEAR ENDED DECEMBER 31
                             ------------------------------------------------------------------------------------------
                                 2001            2000           2001           2000           2001           2000
                             ---------------------------------------------------------------------------------------
Investment income (loss):
   Net realized/
     (unrealized) gain
     (loss) on corporate
     common stocks           $       --     $ (3,205,592)   $      --     $  3,930,711    $      --     $    (33,206)
   Dividends                         --          525,069           --             --             --             --
   Net gain, common
     collective trusts               --           17,831           --            2,171           --              409
Other loss                           --             (708)          --           (1,379)          --             (233)
Administrative expenses              --           (8,451)          --              133           --               41
Transfers                            --      (17,568,539)          --       (6,320,601)          --         (815,045)
                             ---------------------------------------------------------------------------------------
Net decrease                         --      (20,240,390)          --       (2,388,965)          --         (848,034)
Total net assets at
   beginning of year                 --       20,240,390           --        2,388,965           --          848,034
                             ---------------------------------------------------------------------------------------
Total net assets at end of
   year                      $       --     $       --      $      --     $       --      $      --     $       --
                             =======================================================================================

Interest, realized and unrealized gains and losses, and management fees from the master trusts are included in the net (loss)/gain from interest in Allegheny Ludlum Corporation Master Trusts on the statements of changes in net assets available for benefits.

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

                    Notes to Financial Statements (continued)




4. INCOME TAX STATUS

The Plan has received a determination letter from the Internal Revenue Service dated November 30, 1995, stating that the Plan is qualified under Section 401(a) of the Internal Revenue Code (the Code) and, therefore, the related trust is exempt from taxation. Subsequent to this issuance of the determination letter, the Plan was amended. Once qualified, the Plan is required to operate in conformity with the Code to maintain its qualification. The plan administrator believes the Plan is being operated in compliance with the applicable requirements of the Code and, therefore, believes that the Plan, as amended, is qualified and the related trust is tax-exempt.

5. TRANSACTIONS WITH PARTIES-IN-INTEREST

Certain plan investments are shares of mutual funds managed by Dreyfus Retirement Services. Dreyfus Retirement Services is the trustee as defined by the Plan and, therefore, these transactions qualify as party-in-interest. Trustee and investment fees paid during 2001 and 2000 were based upon customary and reasonable rates for such services.

6. PLAN TERMINATION

Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA.

7. RECLASSIFICATIONS

Certain reclassifications have been made to the 2000 financial statements to conform with the current year financial statement presentation.

                          Allegheny Ludlum Corporation
               Personal Retirement and 401(k) Savings Account Plan

                             EIN 25-1792394 Plan 005

         Schedule H, Line 4(i)--Schedule of Assets (Held at End of Year)

                                December 31, 2001


                              DESCRIPTION            UNITS/SHARES CURRENT VALUE
-------------------------------------------------------------------------------
Interest-Bearing Cash                                      350.95    $       351
                                                                     ===========

REGISTERED INVESTMENT COMPANIES
Dreyfus Emerging Leaders Fund*                        175,817.861    $ 6,113,187
Dreyfus 100% US Treasury MM Fund*                      61,479.130         61,479
Dreyfus International Value Fund*                     138,279.771      1,901,347
Dreyfus Bond Market Index*                            104,469.057      1,049,914
MAS Midcap Growth Fund                                151,527.199      2,644,150
Jennison Growth Fund                                   65,576.699        914,871
                                                                     -----------
Total registered investment companies                                $12,684,948
                                                                     ===========

COMMON COLLECTIVE TRUSTS
Dreyfus Lifestyle Growth and Income Fund*             402,203.752    $ 6,547,450
Short-Term Investment Fund                              1,926.250          1,926
Dreyfus Lifestyle Growth Fund*                        144,703.953      2,515,160
Dreyfus Lifestyle Income Fund*                         49,416.685        737,027
                                                                     -----------
Total common collective trusts                                       $ 9,801,563
                                                                     ===========

CORPORATE COMMON STOCKS
Allegheny Technologies Incorporated*                  504,521.544    $ 8,450,736
Teledyne Technologies Incorporated                     72,920.424      1,187,874
Water Pik Technologies, Inc.                           25,807.246        224,265
                                                                     -----------
Total corporate common stocks                                        $ 9,862,875
                                                                     ===========

Participant loans (6% to 10.5%)*                                     $ 6,219,132
                                                                     ===========


*Party-in-interest

AUDITED FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

The 401(k) Plan
Year ended December 31, 2001 with Report of Independent Auditors

                                 The 401(k) Plan

                          Audited Financial Statements
                            and Supplemental Schedule

                          Year ended December 31, 2001




                                    CONTENTS

Report of Independent Auditors ..............................................69

Audited Financial Statements

Statements of Net Assets Available for Benefits .............................70
Statement of Changes in Net Assets Available for Benefits....................71
Notes to Financial Statements ...............................................72


Supplemental Schedule

Schedule H, Line 4(i)--Schedule of Assets (Held at End of Year)..............80

                         Report of Independent Auditors

Allegheny Technologies Incorporated

We have audited the accompanying statements of net assets available for benefits of The 401(k) Plan as of December 31, 2001 and 2000, and the related statement of changes in net assets available for benefits for the year ended December 31, 2001. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 2001 and 2000, and the changes in its net assets available for benefits for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedule of assets held at end of year as of December 31, 2001 is presented for purposes of complying with Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974 and is not a required part of the financial statements. The supplemental schedule has been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                                     /s/ Ernst & Young LLP




Pittsburgh, Pennsylvania
May 24, 2002

                                 The 401(k) Plan

                 Statements of Net Assets Available for Benefits


                                                                          DECEMBER 31
                                                                    2001                2000
                                                               ---------------------------------
Investments:
   Interest-bearing cash                                       $       1,727       $        --
   Interest in Allegheny Ludlum Corporation Master Trusts         55,592,584          62,961,444
   Interest in registered investment companies                    25,134,460          25,289,559
   Interest in common collective trusts                           27,632,762          31,017,292
   Corporate common stocks                                         7,077,011           7,011,641
   Participant loans                                               5,131,050           4,437,039
                                                               ---------------------------------
Total investments                                                120,569,594         130,716,975

Cash overdraft                                                      (133,688)            (33,318)
Other receivables                                                    160,169              33,448
Other payables                                                       (92,603)            (41,074)
                                                               ---------------------------------
Net assets available for benefits                              $ 120,503,472       $ 130,676,031
                                                               =================================


See accompanying notes.

                                 The 401(k) Plan

            Statement of Changes in Net Assets Available for Benefits

                          Year ended December 31, 2001

Additions:
  Contributions:
    Employer                                                                  $   2,627,766
    Employee                                                                     10,059,044
  Investment income:
    Net loss from interest in Allegheny Ludlum Corporation Master Trusts         (5,638,275)
    Net loss from interest in registered investment companies                    (3,635,411)
    Net loss from interest in common collective trusts                           (2,037,595)
    Interest income                                                                 412,527
    Dividend income                                                                 277,110
    Net unrealized/realized loss on corporate common stocks                        (110,129)
                                                                              -------------
Total additions                                                                   1,955,037

Deductions:
  Distributions to participants                                                   9,593,209
  Transfers out of Plan                                                           2,524,562
  Other, net                                                                          9,825
                                                                              -------------
Total deductions                                                                 12,127,596
                                                                              -------------

Net deductions                                                                  (10,172,559)
Net assets available for benefits at beginning of year                          130,676,031
                                                                              -------------
Net assets available for benefits at end of year                              $ 120,503,472
                                                                              =============




See accompanying notes.

                                 The 401(k) Plan

                          Notes to Financial Statements

                                December 31, 2001


1. SIGNIFICANT ACCOUNTING POLICIES

Investments are valued as follows:

    Bank and insurance contracts with varying contract rates and maturity dates are stated at contract value.

    Although it is management's intention to hold the investment contracts in the Fixed Income Fund until maturity, certain investment contracts provide for adjustments to contract value for withdrawals made prior to maturity.

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

2. DESCRIPTION OF THE PLAN

The 401(k) Plan (the Plan) is a defined contribution plan and is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

The purpose of the Plan is to provide retirement benefits to eligible employees through company contributions and to encourage employee thrift by permitting eligible employees to defer a part of their compensation and contribute such deferral to the Plan. Participants can defer between 1% and 15%, subject to Internal Revenue Code limitations, of their eligible wages and contribute them to the Plan. Qualifying employee contributions are partially matched by Allegheny Technologies up to the lesser of a maximum of $1,000 annually for each participant, or 50% of participants' deferrals.

Separate accounts are maintained by the Plan Sponsor for each participating employee. Trustee fees and asset management fees charged by the Plan's trustee, Dreyfus Retirement Services, for the administration of all funds are charged against net assets available for benefits of the respective fund. Certain other expenses of administering the Plan are paid by the Plan Sponsor.

                                 The 401(k) Plan

2. DESCRIPTION OF THE PLAN (CONTINUED)

Participants may make "in-service" and hardship withdrawals as outlined in the plan document.

Active employees can borrow up to 50% of their vested account balances minus any outstanding loans. The loan amounts are further limited to a minimum of $1,000 and a maximum of $50,000, and an employee can obtain no more than three loans at one time. Interest rates are determined based on commercially accepted criteria, and payment schedules vary based on the type of the loan. General-purpose loans are repaid over 6 to 60 months, and primary residence loans are repaid over periods up to 180 months. Payments are made by payroll deductions.

Effective November 29, 1999, Allegheny Teledyne Incorporated's (the Plan Sponsor) name was changed to Allegheny Technologies Incorporated. Also, the Aerospace and Electronics and Consumer segments of Allegheny Teledyne were spun off into two new freestanding public companies--Teledyne Technologies Incorporated and Water Pik Technologies, Inc. As a result of this spin-off, changes were made to the Allegheny Teledyne Incorporated Stock Fund within The 401(k) Plan. The name of the stock fund was changed from the Allegheny Teledyne Incorporated Stock Fund to the Allegheny Technologies Incorporated Stock Fund. In addition, stockholders of the Allegheny Technologies Incorporated Stock Fund became stockholders of Teledyne Technologies and Water Pik Technologies. The Plan includes two new common stock funds--the Teledyne Technologies Incorporated Stock Fund and the Water Pik Technologies, Inc. Stock Fund. Participants in The 401(k) Plan may continue to hold interests in the Teledyne Technologies and Water Pik Technologies stock funds until December 31, 2002, at which time these two stock funds will be terminated and the assets transferred to one of the other plan investment options. Additionally, no new purchases of Teledyne Technologies and Water Pik Technologies stocks were permitted as of April 1, 2001.

Further information about the Plan, including eligibility, vesting, contributions, and withdrawals, is contained in the plan documents. Copies of these documents are available from the Allegheny Technologies Personnel and Compensation Committee.

                                 The 401(k) Plan

3. INVESTMENTS

The following presents investments that represent 5% or more of the Plan's net assets as of December 31, 2001 and 2000.

                                                                                          DECEMBER 31
                                                                                     2001              2000
                                                                              -------------------------------------
Dreyfus LifeStyle Growth & Income Fund                                             $18,643,505        $20,858,277
Dreyfus LifeStyle Growth Fund                                                        7,379,558          8,458,087
Allegheny Technologies Disciplined Stock Fund                                       40,956,787         51,301,400
Fixed Income Master Trust                                                           14,304,314         11,498,158
Prudential Jennison Growth Fund, Class A Shares                                      9,844,233         11,428,707
Dreyfus Bond Market Index                                                            7,181,316                  -

Certain of the Plan's investments are in the Allegheny Technologies Disciplined Stock Fund Master Trust, the Alliance Equity Master Trust and the Fixed Income Master Trust, which was established for the investment of assets of the Plan, and several other ATI sponsored retirement plans. Each participating retirement plan has an undivided interest in the Master Trust. At December 31, 2001 and 2000, the Plan's interest in the net assets of the Allegheny Technologies Disciplined Stock Fund Master Trust, the Alliance Equity Master Trust and the Fixed Income Master Trust were as follows:

                                                                                            2001          2000
                                                                                        ----------------------------

 Allegheny Technologies Disciplined Stock Fund Master Trust                                 52.83%       56.23%
 Fixed Income Master Trust                                                                   8.64         7.96
 Alliance Equity Master Trust                                                                0.83         0.32

Investment income and expenses are allocated to the Plan based upon its pro rata share in the net assets of the Master Trust.

                                 The 401(k) Plan

3. INVESTMENTS (CONTINUED)

The composition of the net assets of the Fixed Income Master Trust at December 31, 2001 and 2000 was as follows:


                                                         2001            2000
                                                   ------------------------------
Registered investment companies:
   Merrill Lynch Income Accumulation Fund          $       --        $  6,258,870
                                                   ------------------------------
                                                           --           6,258,870
Guaranteed investment contracts:
   Business Mens Assurance Company of America         1,246,890         2,498,807
   Canada Life                                        2,743,536         4,136,118
   Combined Life Insurance Company                    3,097,946         4,668,459
   GE Life and Annuity                               11,812,375         5,163,549
   Hartford Life Insurance Company                   10,025,160         5,641,680
   John Hancock Life Insurance Company               14,218,029        11,001,797
   Monumental Life Insurance Company                  3,331,280         1,867,053
   New York Life Insurance Company                    7,729,985         3,136,760
   Ohio National Life                                 7,936,620         4,576,017
   Pacific Mutual Life Insurance Company              6,036,924         6,200,078
   Principal Life                                     3,000,000              --
   Protective Life Insurance Company                  1,002,333         2,012,650
   Pruco Pace Credit Enhanced                         9,950,359         7,691,842
   Safeco Life Insurance                              3,000,505         2,998,449
   Security Life of Denver                            6,181,488         5,131,606
   Sun America, Inc.                                  2,992,868         2,998,064
   United of Omaha                                    7,188,790         5,137,380
                                                   ------------------------------
                                                    101,495,088        74,860,309
Synthetic guaranteed investment contracts:
   Caisse des Depots et Consignations                 7,800,826         8,950,177
   CIT Equipment                                        992,755              --
   Common Wealth Edison                               1,976,061              --
   Conn RRB Spec Trust                                2,987,164              --
   Detroit Edison                                     2,018,460              --
   FHLMC                                              2,466,660              --
   Illinois Power Sp. Trust                           1,957,161              --
   MBNA Master CC Trust                               1,983,492              --
   Peco Energy Company                                1,982,788              --
   Peoples Security Life Insurance Company            6,602,162         9,137,201
   Public Service                                     1,998,629              --
   Transamerica Occidental                            9,559,425        14,066,106
   Union Bank of Switzerland                          2,737,675         5,967,640
   Westdeutsche Landesbank Girozentrale               9,387,186        15,715,408
                                                   ------------------------------
                                                     54,450,444        53,836,532

Interest in common collective trusts                  7,680,629         8,087,097
Receivables                                             381,024         1,191,139
Other                                                 1,635,070           231,457
                                                   ------------------------------
Total net assets                                   $165,642,255      $144,465,404
                                                   ==============================

                                 The 401(k) Plan

3. INVESTMENTS (CONTINUED)

The Fixed Income Fund (the Fund) invests in guaranteed investment contracts
(GICs) and actively managed structured or synthetic investment contracts (SICs). The GICs are promises by a bank or insurance company to repay principal plus a fixed rate of return through contract maturity. SICs differ from GICs in that there are specific assets supporting the SICs, and these assets are owned by the Master Trust. The bank or insurance company issues a wrapper contract that allows participant-directed transactions to be made at contract value. The assets supporting the SICs are comprised of government agency bonds, corporate bonds, asset-backed securities (ABOs) and collateralized mortgage obligations
(CMOs) with fair values of $55,854,607 and $53,822,660 at December 31, 2001 and 2000, respectively. The contract value minus the market value of the wrapper contracts at December 31, 2001 and 2000 is ($1,397,030) and $396,172,
respectively.

Interest crediting rates on the GICs in the Fund are determined at the time of purchase. Interest crediting rates on the SICs are either: (1) set at the time of purchase for a fixed term and crediting rate; (2) set at the time of purchase for a fixed term and variable crediting rate or (3) set at the time of purchase and reset monthly within a "constant duration." A constant duration contract may specify a duration of 2.5 years and the crediting rate is adjusted monthly based upon quarterly rebalancing of eligible 2.5 year duration investment instruments at the time of each resetting; in effect the contract never matures. At December 31, 2001 and 2000, the interest crediting rates for GICs and Fixed Maturity SICs ranged from 3.49% to 8.05% and 5.53% to 8.05%, respectively.

For the year ended December 31, 2001, the average annual yield for the investment contracts in the Fund was 6.25%. Fair value of the GICs was estimated by discounting the weighted average of the Fund's cash flows at the then-current interest crediting rate for a comparable maturity investment contract. Fair value for the SICs was estimated based on the fair value of each contract's supporting assets at December 31, 2001 and 2000.

                                 The 401(k) Plan

The composition of net assets of the Alliance Equity Master Trust at December 31, 2001 and 2000 was as follows:

                                                                                     2001                  2000
                                                                               ---------------------------------
Investment in registered investment companies:
   Alliance Equity Fund S.A. #4                                                $40,024,274           $51,215,520
Cash overdraft                                                                           -               (19,387)
Operating payables                                                                 (64,365)              (31,413)
                                                                               ---------------------------------
Total net assets                                                               $39,959,909           $51,164,720
                                                                               =================================

The composition of net assets of the Allegheny Technologies Disciplined Stock Fund Master Trust at December 31, 2001 and 2000 was as follows:

                                                                                    2001                  2000
                                                                               ---------------------------------
Corporate common stocks                                                         $76,016,770          $89,911,418
Investment in common collective trusts                                            1,410,015            1,415,662
Receivables                                                                         103,913               62,651
Operating payables                                                                        -             (147,875)
                                                                               ---------------------------------
Total net assets                                                                $77,530,698          $91,241,856
                                                                               =================================

                                 The 401(k) Plan

3. INVESTMENTS (CONTINUED)

The composition of the changes in net assets of the various master trusts is as follows:



                                                                                   ALLEGHENY
                                                               ALLIANCE         TECHNOLOGIES
                                                               EQUITY            DISCIPLINED
                                         FIXED INCOME          MASTER             STOCK FUND
                                         MASTER TRUST           TRUST            MASTER TRUST
                                        -----------------------------------------------------
                                                      YEAR ENDED DECEMBER 31
                                        -----------------------------------------------------
                                             2001                2001                 2001
                                        -----------------------------------------------------
Investment income (loss):
   Interest income (loss)               $   9,147,492       $        --         $        (639)
   Net realized/unrealized loss on
     corporate common stocks                     --                  --           (12,375,289)
   Dividends                                     --                  --               941,613
   Net gain (loss), registered
     investment companies                      32,606          (9,248,179)               --
   Net gain, common collective
     trusts                                   401,062                --                53,202
Administrative expenses                      (208,589)           (170,195)           (519,489)
Transfers                                  11,804,280          (1,786,437)         (1,810,556)
                                        -----------------------------------------------------
Net increase (decrease)                    21,176,851         (11,204,811)        (13,711,158)
Total net assets at beginning
  of year                                 144,465,404          51,164,720          91,241,856
                                        -----------------------------------------------------
Total net assets at end of year         $ 165,642,255       $  39,959,909       $  77,530,698
                                        =====================================================

                                 The 401(k) Plan

3. INVESTMENTS (CONTINUED)

Interest, realized and unrealized gains and losses, and management fees from the master trusts are included in the net (loss)/gain from interest in Allegheny Ludlum Corporation Master Trusts on the statement of changes in net assets available for benefits.

4. INCOME TAX STATUS

The Plan has received a determination letter from the Internal Revenue Service dated December 2, 1997, stating that the Plan is qualified under Section 401(a) of the Internal Revenue Code (the Code) and, therefore, the related trust is exempt from taxation. Subsequent to this issuance of the determination letter, the Plan was amended. Once qualified, the Plan is required to operate in conformity with the Code to maintain its qualification. The plan administrator believes the Plan is being operated in compliance with the applicable requirements of the Code and, therefore, believes that the Plan, as amended, is qualified and the related trust is tax-exempt.

5. PARTIES-IN-INTEREST

Certain plan investments are shares of mutual funds managed by Dreyfus Retirement Services. Dreyfus Retirement Services is the trustee as defined by the Plan and, therefore, these transactions qualify as party-in-interest. Trustee and investment fees paid during 2001 and 2000 were based upon customary and reasonable rates for such services.

6. PLAN TERMINATION

Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA.

7. RECLASSIFICATIONS

Certain reclassifications have been made to the 2000 financial statements to conform to the current year financial statement presentation.

                                 The 401(k) Plan

                             EIN 25-1792394 Plan 098

         Schedule H, Line 4(i)--Schedule of Assets (Held at End of Year)

                                December 31, 2001


                           INVESTMENT DESCRIPTION          UNITS/SHARES          CURRENT VALUE
----------------------------------------------------------------------------------------------

Interest-bearing cash                                         1,727.010      $         1,727
                                                                             ===============

Interest in registered investment companies:
   Dreyfus Bond Market Index Fund*                          714,558.851      $     7,181,316
   Dreyfus Emerging Leaders Fund*                            31,044.751            1,079,426
   Dreyfus Premier Nextech Fund*                                175.644                  855
   Dreyfus Growth & Value International Fund*               232,408.645            3,195,619
   MAS Mid Cap Growth Fund, Institutional Shares            218,128.318            3,806,339
   Dreyfus 100% U.S. Treasury Money Market Fund*              7,804.300                7,804
   Prudential Jennison Growth Fund, Class A Shares          673,340.129            9,844,233

Self-directed account:
   Dreyfus Midcap Value Fund*                                    42.997                1,130
   Dreyfus Technology Growth Fund*                               79.737                1,998
   Harris Assoc. Invt Tr. Oakmark Intl Fd                        65.178                  945
   Ryder Ser Tr Dynamic Velocity 100 Fd                           7.977                  271
   Strong Equity Fds - Technology 100 Fd                        115.155                  554
   Van Wagoner Fds - Inc Post Venture Fd                        835.434                8,388
   Vanguard/Windsor Fd II Portfolio                             218.130                5,582
                                                                             ---------------
                                                                             $    25,134,460
                                                                             ===============

                           INVESTMENT DESCRIPTION             UNITS/SHARES       CURRENT VALUE
----------------------------------------------------------------------------------------------

Interest in common collective investment funds:
   Dreyfus LifeStyle Growth & Income Fund*                  1,145,253.146      $    18,643,505
   Dreyfus LifeStyle Growth Fund*                             424,565.917            7,379,558
   Dreyfus LifeStyle Income Fund*                             103,629.848            1,545,592
   Dreyfus Short Term Investment Fund                          64,107.570               64,107
                                                                               ---------------
                                                                               $    27,632,762
                                                                               ===============

Interest in corporate common stocks:
   Allegheny Technologies Incorporated common stock*          356,790.643      $     5,976,243
   Teledyne Technologies Incorporated common stock             56,820.624              925,608
   Water Pik Technologies, Inc. common stock                   20,156.477              175,160
                                                                               ---------------
                                                                               $     7,077,011
                                                                               ===============

Participant loans (6% to 10.5%)*                                               $     5,131,050
                                                                               ===============


* Party-in-interest

FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

TDY Industries, Inc. Profit Sharing Plan for Certain Employees of Metalworking Products

Year ended December 31, 2001

                  TDY Industries, Inc. Profit Sharing Plan for
                   Certain Employees of Metalworking Products

                              Financial Statements
                            and Supplemental Schedule

                          Year ended December 31, 2001

                                   (Unaudited)



                                    CONTENTS

Financial Statements (Unaudited)

Statements of Net Assets Available for Benefits .............................84
Statement of Changes in Net Assets Available for Benefits....................85
Notes to Financial Statements ...............................................86


Supplemental Schedule

Schedule H, Line 4(i)--Schedule of Assets (Held at End of Year)..............94

                  TDY Industries, Inc. Profit Sharing Plan for
                   Certain Employees of Metalworking Products

                 Statements of Net Assets Available for Benefits

                                   (Unaudited)

                                                                           DECEMBER 31
                                                                     2001              2000
                                                              ---------------------------------------

Investments:

   Interest in Allegheny Ludlum Corporation Master Trusts            $  869,222        $  513,437
   Interest in registered investment companies                          753,101           405,525
   Interest in common collective trusts                                 299,772           199,040
   Corporate common stocks                                                3,534             1,429
   Participant loans                                                    212,324           129,235
                                                              ---------------------------------------
Net assets available for benefits                                    $2,137,953        $1,248,666
                                                              =======================================



See accompanying notes.

                  TDY Industries, Inc. Profit Sharing Plan for
                   Certain Employees of Metalworking Products

            Statement of Changes in Net Assets Available for Benefits

                                   (Unaudited)

                          Year ended December 31, 2001

 Additions:
   Contributions:
     Employer                                                                     $  379,693
     Employee                                                                        715,418
   Investment income:
     Net loss from interest in Allegheny Ludlum Corporation Master Trusts            (24,579)
     Net loss from interest in registered investment companies                      (118,863)
     Net loss from interest in common collective trusts                              (16,543)
     Interest income                                                                  11,712
     Dividend income                                                                     127
     Net unrealized/realized loss on corporate common stocks                              98
                                                                               ----------------
 Total additions                                                                     947,063

 Deductions:
   Distributions to participants                                                      57,776
                                                                               ----------------

 Net deductions                                                                      889,287
 Net assets available for benefits at beginning of year                            1,248,666
                                                                               ----------------
 Net assets available for benefits at end of year                                 $2,137,953
                                                                               ================




See accompanying notes.

                  TDY Industries, Inc. Profit Sharing Plan for
                   Certain Employees of Metalworking Products

                          Notes to Financial Statements

                                December 31, 2001

1. SIGNIFICANT ACCOUNTING POLICIES

Investments are valued as follows:

     Bank and insurance contracts with varying contract rates and maturity dates are stated at contract value.

     Although it is management's intention to hold the investment contracts in the Fixed Income Fund until maturity, certain investment contracts provide for adjustments to contract value for withdrawals made prior to maturity.

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

2. DESCRIPTION OF THE PLAN

The TDY Industries, Inc. Profit Sharing Plan for Certain Employees of Metalworking Products (the Plan) is a defined contribution plan and is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

The purpose of the Plan is to provide retirement benefits to eligible employees through company contributions and to encourage employee thrift by permitting eligible employees to defer a part of their compensation and contribute such deferral to the Plan. Participants can defer between 1% and 15%, subject to Internal Revenue Code limitations, of their eligible wages and contribute them to the Plan. Qualifying employee contributions are matched by Allegheny Technologies as follows:

     (1) Such contributions that are not greater than 3% of their eligible wages are matched at 100%

     (2) Such contributions that are greater than 3% but are not greater than 5% of their eligible wages are matched at 50%.

In addition, an employee profit-sharing contribution is matched on the basis of the eligible employees as follows:

                                   Employer Contribution
               Age                 as a Percentage of Pay
               ---                 ----------------------
             Under 35                      2.0%
             35 - 39                       2.5%
             40 - 44                       3.0%
             45 - 49                       3.5%
             50 - 54                       4.0%
             55 - 59                       4.5%
           60 and Older                    5.0%

Separate accounts are maintained by the Plan Sponsor for each participating employee. Trustee fees and asset management fees charged by the Plan's trustee, Dreyfus Retirement Services, for the administration of all funds are charged against net assets available for benefits of the respective fund. Certain other expenses of administering the Plan are paid by the Plan Sponsor.

                  TDY Industries, Inc. Profit Sharing Plan for
                   Certain Employees of Metalworking Products

                    Notes to Financial Statements (continued)


2. DESCRIPTION OF THE PLAN (CONTINUED)

Participants may make "in-service" and hardship withdrawals as outlined in the plan document.

Active employees can borrow up to 50% of their vested account balances minus any outstanding loans. The loan amounts are further limited to a minimum of $1,000 and a maximum of $50,000, and an employee can obtain no more than three loans at one time. Interest rates are determined based on commercially accepted criteria, and payment schedules vary based on the type of the loan. General-purpose loans are repaid over 6 to 60 months, and primary residence loans are repaid over periods up to 180 months. Payments are made by payroll deductions.

Further information about the Plan, including eligibility, vesting, contributions, and withdrawals, is contained in the plan documents. Copies of these documents are available from the Allegheny Technologies Personnel and Compensation Committee.

                  TDY Industries, Inc. Profit Sharing Plan for
                   Certain Employees of Metalworking Products

                    Notes to Financial Statements (continued)


3. INVESTMENTS

The following presents investments that represent 5% or more of the Plan's net assets as of December 31, 2001 and 2000.

                                                                             DECEMBER 31
                                                                       2001              2000
                                                                   --------------------------------
                                                                             (Unaudited)

Dreyfus LifeStyle Growth & Income Fund                                 $  93,458          $      --
Dreyfus LifeStyle Growth Fund                                            144,500            101,981
Fixed Income Master Trust                                                548,276            275,818
Alliance Capital Fund                                                    259,327            190,138
Dreyfus Emerging Leaders Fund                                            460,011            314,896
Dreyfus Growth & Value International Fund                                 81,523                 --
Morgan Stanley Institutional Fund - Mid Cap Growth Portfolio             178,536                 --


Certain of the Plan's investments are in the Allegheny Technologies Disciplined Stock Fund Master Trust, the Alliance Equity Master Trust and the Fixed Income Master Trust, which was established for the investment of assets of the Plan, and several other ATI sponsored retirement plans. Each participating retirement plan has an undivided interest in the Master Trust. At December 31, 2001 and 2000, the Plan's interest in the net assets of the Allegheny Technologies Disciplined Stock Fund Master Trust, the Alliance Equity Master Trust and the Fixed Income Master Trust were as follows:

                                                                           2001         2000
                                                                       -----------------------
                                                                             (Unaudited)

Allegheny Technologies Disciplined Stock Fund Master Trust                0.08%        0.05%
Fixed Income Master Trust                                                 0.33         0.19
Alliance Equity Master Trust                                              0.65         0.37


Investment income and expenses are allocated to the Plan based upon its pro rata share in the net assets of the Master Trust.

                  TDY Industries, Inc. Profit Sharing Plan for
                   Certain Employees of Metalworking Products

                    Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

     The composition of the net assets of the Fixed Income Master Trust at December 31, 2001 and 2000 was as follows:

                                                             2001                  2000
                                                    --------------------------------------------
                                                                     (Unaudited)
Registered investment companies:
   Merrill Lynch Income Accumulation Fund               $          -           $  6,258,870
                                                    --------------------------------------------
                                                                   -              6,258,870
Guaranteed investment contracts:
   Business Mens Assurance Company of America              1,246,890              2,498,807
   Canada Life                                             2,743,536              4,136,118
   Combined Life Insurance Company                         3,097,946              4,668,459
   GE Life and Annuity                                    11,812,375              5,163,549
   Hartford Life Insurance Company                        10,025,160              5,641,680
   John Hancock Life Insurance Company                    14,218,029             11,001,797
   Monumental Life Insurance Company                       3,331,280              1,867,053
   New York Life Insurance Company                         7,729,985              3,136,760
   Ohio National Life                                      7,936,620              4,576,017
   Pacific Mutual Life Insurance Company                   6,036,924              6,200,078
   Principal Life                                          3,000,000                      -
   Protective Life Insurance Company                       1,002,333              2,012,650
   Pruco Pace Credit Enhanced                              9,950,359              7,691,842
   Safeco Life Insurance                                   3,000,505              2,998,449
   Security Life of Denver                                 6,181,488              5,131,606
   Sun America, Inc.                                       2,992,868              2,998,064
   United of Omaha                                         7,188,790              5,137,380
                                                    --------------------------------------------
                                                         101,495,088             74,860,309
Synthetic guaranteed investment contracts:
   Caisse des Depots et Consignations                      7,800,826              8,950,177
   CIT Equipment                                             992,755                      -
   Common Wealth Edison                                    1,976,061                      -
   Conn RRB Spec Trust                                     2,987,164                      -
   Detroit Edison                                          2,018,460                      -
   FHLMC                                                   2,466,660                      -
   Illinois Power Sp. Trust                                1,957,161                      -
   MBNA Master CC Trust                                    1,983,492                      -
   Peco Energy Company                                     1,982,788                      -
   Peoples Security Life Insurance Company                 6,602,162              9,137,201
   Public Service                                          1,998,629                      -
   Transamerica Occidental                                 9,559,425             14,066,106
   Union Bank of Switzerland                               2,737,675              5,967,640
   Westdeutsche Landesbank Girozentrale                    9,387,186             15,715,408
                                                    --------------------------------------------
                                                          54,450,444             53,836,532

Interest in common collective trusts                       7,680,629              8,087,097
Receivables                                                  381,024              1,191,139
Other                                                      1,635,070                231,457
                                                    --------------------------------------------
Total net assets                                        $165,642,255           $144,465,404
                                                    ============================================


                  TDY Industries, Inc. Profit Sharing Plan for
                   Certain Employees of Metalworking Products

                    Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

The Fixed Income Fund (the Fund) invests in guaranteed investment contracts
(GICs) and actively managed structured or synthetic investment contracts (SICs). The GICs are promises by a bank or insurance company to repay principal plus a fixed rate of return through contract maturity. SICs differ from GICs in that there are specific assets supporting the SICs, and these assets are owned by the Master Trust. The bank or insurance company issues a wrapper contract that allows participant-directed transactions to be made at contract value. The assets supporting the SICs are comprised of government agency bonds, corporate bonds, asset-backed securities (ABOs) and collateralized mortgage obligations
(CMOs) with fair values of $55,854,607 and $53,822,660 at December 31, 2001 and 2000, respectively. The contract value minus the market value of the wrapper contracts at December 31, 2001 and 2000 is ($1,397,030) and $396,172,
respectively.

Interest crediting rates on the GICs in the Fund are determined at the time of purchase. Interest crediting rates on the SICs are either: (1) set at the time of purchase for a fixed term and crediting rate; (2) set at the time of purchase for a fixed term and variable crediting rate or (3) set at the time of purchase and reset monthly within a "constant duration." A constant duration contract may specify a duration of 2.5 years and the crediting rate is adjusted monthly based upon quarterly rebalancing of eligible 2.5 year duration investment instruments at the time of each resetting; in effect the contract never matures. At December 31, 2001 and 2000, the interest crediting rates for GICs and Fixed Maturity SICs ranged from 3.49% to 8.05% and 5.53% to 8.05%, respectively.

For the year ended December 31, 2001, the average annual yield for the investment contracts in the Fund was 6.25%. Fair value of the GICs was estimated by discounting the weighted average of the Fund's cash flows at the then-current interest crediting rate for a comparable maturity investment contract. Fair value for the SICs was estimated based on the fair value of each contract's supporting assets at December 31, 2001 and 2000.

                  TDY Industries, Inc. Profit Sharing Plan for
                   Certain Employees of Metalworking Products

                    Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

The composition of net assets of the Alliance Equity Master Trust at December 31, 2001 and 2000 was as follows:


                                                                                 2001                  2000
                                                                        --------------------------------------------
                                                                                        (Unaudited)
Investment in registered investment companies:
   Alliance Equity Fund S.A. #4                                                $40,024,274           $51,215,520
Cash overdraft                                                                           -               (19,387)
Operating payables                                                                 (64,365)              (31,413)
                                                                        --------------------------------------------
Total net assets                                                               $39,959,909           $51,164,720
                                                                        ============================================


The composition of net assets of the Allegheny Technologies Disciplined Stock Fund Master Trust at December 31, 2001 and 2000 was as follows:


                                                                                 2001                  2000
                                                                         ---------------------- --------------------
                                                                                        (Unaudited)
Corporate common stocks                                                         $76,016,770            $89,911,418
Investment in common collective trusts                                            1,410,015              1,415,662
Receivables                                                                         103,913                 62,651
Operating payables                                                                        -               (147,875)
                                                                         ---------------------- --------------------
Total net assets                                                                $77,530,698            $91,241,856
                                                                         ====================== ====================


                  TDY Industries, Inc. Profit Sharing Plan for
                   Certain Employees of Metalworking Products

                    Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

The composition of the changes in net assets of the various master trusts is as follows:


                                                                                      ALLEGHENY
                                                                 ALLIANCE            TECHNOLOGIES
                                                                  EQUITY             DISCIPLINED
                                           FIXED INCOME           MASTER             STOCK FUND
                                           MASTER TRUST           TRUST             MASTER TRUST
                                         ------------------------------------------------------------
                                                           YEAR ENDED DECEMBER 31
                                         ------------------------------------------------------------
                                               2001                2001                 2001
                                         ------------------------------------------------------------
                                                                (Unaudited)
Investment income (loss):
   Interest income (loss)                    $  9,147,492         $         -          $      (639)
   Net realized/unrealized loss on
     corporate common stocks                            -                   -          (12,375,289)
   Dividends                                            -                   -              941,613
   Net gain (loss), registered
     investment companies                          32,606          (9,248,179)                   -
   Net gain, common collective
     trusts                                       401,062                   -               53,202
Administrative expenses                          (208,589)           (170,195)            (519,489)
Transfers                                      11,804,280          (1,786,437)          (1,810,556)
                                         ------------------- ------------------ ---------------------
Net increase (decrease)                        21,176,851         (11,204,811)         (13,711,158)
Total net assets at beginning
  of year                                     144,465,404          51,164,720           91,241,856
                                         ------------------- ------------------ ---------------------
Total net assets at end of year              $165,642,255         $39,959,909          $77,530,698
                                         =================== ================== =====================


                  TDY Industries, Inc. Profit Sharing Plan for
                   Certain Employees of Metalworking Products

                    Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

Interest, realized and unrealized gains and losses, and management fees from the master trusts are included in the net (loss)/gain from interest in Allegheny Ludlum Corporation Master Trusts on the statement of changes in net assets available for benefits.

4. INCOME TAX STATUS

The Plan has applied for an initial determination letter from the Internal Revenue Service affirming that the Plan is qualified under Section 401(a) of the Internal Revenue Code (the Code) and, therefore, the related trust is exempt from taxation. Once qualified, the Plan will be required to operate in conformity with the Code to maintain its qualification. The plan administrator believes the Plan is being operated in compliance with the applicable requirements of the Code and believes that the Plan is qualified and the related trust is tax-exempt.

5. PARTIES-IN-INTEREST

Certain plan investments are shares of mutual funds managed by Dreyfus Retirement Services. Dreyfus Retirement Services is the trustee as defined by the Plan and, therefore, these transactions qualify as party-in-interest. Trustee and investment fees paid during 2001 and 2000 were based upon customary and reasonable rates for such services.

6. PLAN TERMINATION

Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA.

                  TDY Industries, Inc. Profit Sharing Plan for
                   Certain Employees of Metalworking Products

                             EIN 25-1792394 Plan 040

         Schedule H, Line 4(i)--Schedule of Assets (Held at End of Year)

                                December 31, 2001

                           INVESTMENT DESCRIPTION              UNITS/SHARES         CURRENT VALUE
---------------------------------------------------------------------------------------------------

Interest in registered investment companies:
   Dreyfus Bond Market Index Fund*                                3,246.616            $ 32,628
   Dreyfus Emerging Leaders Fund*                                13,230.105             460,011
   Dreyfus Growth & Value International Fund*                     5,928.962              81,523
   MAS Mid Cap Growth Fund, Institutional Shares                 10,231.292             178,536
   Prudential Jennison Growth Fund, Class A Shares                   27.515                 403
                                                                                -------------------
                                                                                       $753,101
                                                                                ===================

Interest in common collective investment funds:
   Dreyfus LifeStyle Growth & Income Fund*                        5,741.034            $ 93,458
   Dreyfus LifeStyle Growth Fund*                                 8,313.487             144,500
   Dreyfus LifeStyle Income Fund*                                 4,142.116              61,778
   Dreyfus Short Term Investment Fund                                35.820                  36
                                                                                -------------------
                                                                                       $299,772
                                                                                ===================

Interest in corporate common stocks:
   Allegheny Technologies Incorporated common stock*                211.000            $  3,534
                                                                                ===================

Participant loans (6% to 10.5%)*                                                       $212,324
                                                                                ===================




* Party-in-interest

FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

Allegheny Rodney (ALstrip) Profit Sharing Plan

Year ended December 31, 2001

(Unaudited)

                 Allegheny Rodney (ALstrip) Profit Sharing Plan


                              Financial Statements
                            and Supplemental Schedule

                          Year ended December 31, 2001

                                   (Unaudited)




                                    CONTENTS

Financial Statements (Unaudited)

Statements of Net Assets Available for Benefits ........................97
Statement of Changes in Net Assets Available for Benefits...............98
Notes to Financial Statements ..........................................99


Supplemental Schedule

Schedule H, Line 4(i)--Schedule of Assets (Held at End of Year).........107

                 Allegheny Rodney (ALstrip) Profit Sharing Plan

                 Statements of Net Assets Available for Benefits

                                   (Unaudited)


                                                                                    DECEMBER 31
                                                                             2001                  2000
                                                                         ----------------------------------
Investments:
   Interest-bearing cash                                                   $       -            $5,200,716
   Interest in Allegheny Ludlum Corporation Master Trusts                    727,715                     -
   Interest in registered investment companies                               137,209                     -
   Interest in common collective trusts                                       57,378               198,379
   Participant loans                                                          54,058               129,272
                                                                         ----------------------------------
Total investments                                                            976,360             5,528,367

Other receivables                                                                  -               235,839
Other payables                                                                     -               (40,985)
                                                                         ----------------------------------
Net assets available for benefits                                          $ 976,360            $5,723,221
                                                                         ==================================


See accompanying notes.

                 Allegheny Rodney (ALstrip) Profit Sharing Plan

            Statement of Changes in Net Assets Available for Benefits

                                   (Unaudited)

                          Year ended December 31, 2001


 Additions:
   Contributions:
     Employee                                                                                      7,060
   Investment income:
     Net loss from interest in Allegheny Ludlum Corporation Master Trusts                        (81,318)
     Net loss from interest in registered investment companies                                    (8,102)
     Net loss from interest in common collective trusts                                          (12,034)
     Interest income                                                                               3,395
     Dividend income                                                                                  50
     Net unrealized/realized loss on corporate common stocks                                          34
                                                                                             -----------
 Total additions                                                                                 (90,915)

 Deductions:
   Distributions to participants                                                                 960,053
   Transfers out of Plan                                                                       3,695,893
                                                                                             -----------
 Total deductions                                                                              4,655,946
                                                                                             -----------

 Net deductions                                                                               (4,746,861)
 Net assets available for benefits at beginning of year                                        5,723,221
                                                                                             -----------
 Net assets available for benefits at end of year                                            $   976,360
                                                                                             ===========




See accompanying notes.

                 Allegheny Rodney (ALstrip) Profit Sharing Plan

                          Notes to Financial Statements

                                December 31, 2001


1. SIGNIFICANT ACCOUNTING POLICIES

Investments are valued as follows:

    Bank and insurance contracts with varying contract rates and maturity dates are stated at contract value.

    Although it is management's intention to hold the investment contracts in the Fixed Income Fund until maturity, certain investment contracts provide for adjustments to contract value for withdrawals made prior to maturity.

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

2. DESCRIPTION OF THE PLAN

The Allegheny Rodney (ALstrip) Profit Sharing Plan (the Plan) is a defined contribution plan and is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

The purpose of the Plan is to provide retirement benefits to eligible employees through company contributions and to encourage employee thrift by permitting eligible employees to defer a part of their compensation and contribute such deferral to the Plan. Participants can defer between 1% and 10%, subject to Internal Revenue Code limitations, of their eligible wages and contribute them to the Plan. An employer profit-sharing contribution is made each year as determined by the Board of Directors in their sole discretion.

Separate accounts are maintained by the Plan Sponsor for each participating employee. Trustee fees and asset management fees charged by the Plan's trustee, Dreyfus Retirement Services, for the administration of all funds are charged against net assets available for benefits of the respective fund. Certain other expenses of administering the Plan are paid by the Plan Sponsor.

                 Allegheny Rodney (ALstrip) Profit Sharing Plan

2. DESCRIPTION OF THE PLAN (CONTINUED)

Participants may make "in-service" and hardship withdrawals as outlined in the plan document.

Active employees can borrow up to 50% of their vested account balances minus any outstanding loans. The loan amounts are further limited to a minimum of $500 and a maximum of $50,000, and an employee can obtain no more than three loans at one time. Interest rates are determined based on commercially accepted criteria, and payment schedules vary based on the type of the loan. General-purpose loans are repaid over 6 to 60 months, and primary residence loans are repaid over periods up to 180 months. Payments are made by payroll deductions.

Further information about the Plan, including eligibility, vesting, contributions, and withdrawals, is contained in the plan documents. Copies of these documents are available from the Allegheny Technologies Personnel and Compensation Committee.

                 Allegheny Rodney (ALstrip) Profit Sharing Plan

3. INVESTMENTS

The following presents investments that represent 5% or more of the Plan's net assets as of December 31, 2001.

                                                                                       DECEMBER 31
                                                                                  2001              2000
                                                                              -------------------------------
                                                                                      (Unaudited)
Allegheny Technologies Disciplined Stock Fund                                  $ 359,484        $         -
Fixed Income Master Trust                                                        359,336                  -
Dreyfus Bond Market Index                                                        127,325                  -
ANB Multiple Short-Term Investment Fund                                                -          5,200,716

The majority of assets held at December 31, 2000 were in interest-bearing cash pending the January 1, 2001 transfer of assets to a new trustee.

Certain of the Plan's investments are in the Allegheny Technologies Disciplined Stock Fund Master Trust, the Alliance Equity Master Trust and the Fixed Income Master Trust, which was established for the investment of assets of the Plan, and several other ATI sponsored retirement plans. Each participating retirement plan has an undivided interest in the Master Trust. At December 31, 2001, the Plan's interest in the net assets of the Allegheny Technologies Disciplined Stock Fund Master Trust, the Alliance Equity Master Trust and the Fixed Income Master Trust were as follows:

                                                                   2001
                                                               -------------
                                                                (Unaudited)
 Allegheny Technologies Disciplined Stock Fund Master Trust        0.46%
 Fixed Income Master Trust                                         0.22
 Alliance Equity Master Trust                                      0.02

Investment income and expenses are allocated to the Plan based upon its pro rata share in the net assets of the Master Trust.

                 Allegheny Rodney (ALstrip) Profit Sharing Plan

3. INVESTMENTS (CONTINUED)

The composition of the net assets of the Fixed Income Master Trust at December 31, 2001 was as follows:

                                                                   2001
                                                               ------------
                                                               (Unaudited)
Guaranteed investment contracts:
   Business Mens Assurance Company of America                  $  1,246,890
   Canada Life                                                    2,743,536
   Combined Life Insurance Company                                3,097,946
   GE Life and Annuity                                           11,812,375
   Hartford Life Insurance Company                               10,025,160
   John Hancock Life Insurance Company                           14,218,029
   Monumental Life Insurance Company                              3,331,280
   New York Life Insurance Company                                7,729,985
   Ohio National Life                                             7,936,620
   Pacific Mutual Life Insurance Company                          6,036,924
   Principal Life                                                 3,000,000
   Protective Life Insurance Company                              1,002,333
   Pruco Pace Credit Enhanced                                     9,950,359
   Safeco Life Insurance                                          3,000,505
   Security Life of Denver                                        6,181,488
   Sun America, Inc.                                              2,992,868
   United of Omaha                                                7,188,790
                                                               ------------
                                                                101,495,088
Synthetic guaranteed investment contracts:
   Caisse des Depots et Consignations                             7,800,826
   CIT Equipment                                                    992,755
   Common Wealth Edison                                           1,976,061
   Conn RRB Spec Trust                                            2,987,164
   Detroit Edison                                                 2,018,460
   FHLMC                                                          2,466,660
   Illinois Power Sp. Trust                                       1,957,161
   MBNA Master CC Trust                                           1,983,492
   Peco Energy Company                                            1,982,788
   Peoples Security Life Insurance Company                        6,602,162
   Public Service                                                 1,998,629
   Transamerica Occidental                                        9,559,425
   Union Bank of Switzerland                                      2,737,675
   Westdeutsche Landesbank Girozentrale                           9,387,186
                                                               ------------
                                                                 54,450,444

Interest in common collective trusts                              7,680,629
Receivables                                                         381,024
Other                                                             1,635,070
                                                               ------------
Total net assets                                               $165,642,255
                                                               ============

                 Allegheny Rodney (ALstrip) Profit Sharing Plan

3. INVESTMENTS (CONTINUED)

The Fixed Income Fund (the Fund) invests in guaranteed investment contracts
(GICs) and actively managed structured or synthetic investment contracts (SICs). The GICs are promises by a bank or insurance company to repay principal plus a fixed rate of return through contract maturity. SICs differ from GICs in that there are specific assets supporting the SICs, and these assets are owned by the Master Trust. The bank or insurance company issues a wrapper contract that allows participant-directed transactions to be made at contract value. The assets supporting the SICs are comprised of government agency bonds, corporate bonds, asset-backed securities (ABOs) and collateralized mortgage obligations
(CMOs) with fair values of $55,854, at December 31, 2001. The contract value minus the market value of the wrapper contracts at December 31, 2001 is ($1,397,030).

Interest crediting rates on the GICs in the Fund are determined at the time of purchase. Interest crediting rates on the SICs are either: (1) set at the time of purchase for a fixed term and crediting rate; (2) set at the time of purchase for a fixed term and variable crediting rate or (3) set at the time of purchase and reset monthly within a "constant duration." A constant duration contract may specify a duration of 2.5 years and the crediting rate is adjusted monthly based upon quarterly rebalancing of eligible 2.5 year duration investment instruments at the time of each resetting; in effect the contract never matures. At December 31, 2001, the interest crediting rates for GICs and Fixed Maturity SICs ranged from 3.49% to 8.05%.

For the year ended December 31, 2001, the average annual yield for the investment contracts in the Fund was 6.25%. Fair value of the GICs was estimated by discounting the weighted average of the Fund's cash flows at the then-current interest crediting rate for a comparable maturity investment contract. Fair value for the SICs was estimated based on the fair value of each contract's supporting assets at December 31, 2001.

                 Allegheny Rodney (ALstrip) Profit Sharing Plan

3. INVESTMENTS (CONTINUED)

The composition of net assets of the Alliance Equity Master Trust at December 31, 2001 was as follows:

                                                               2001
                                                            -----------
                                                            (Unaudited)
Investment in registered investment companies:
   Alliance Equity Fund S.A. #4                             $40,024,274
Operating payables                                              (64,365)
                                                            -----------
Total net assets                                            $39,959,909
                                                            ===========

The composition of net assets of the Allegheny Technologies Disciplined Stock Fund Master Trust at December 31, 2001 was as follows:

                                                               2001
                                                            -----------
                                                            (Unaudited)
Corporate common stocks                                     $76,016,770
Investment in common collective trusts                        1,410,015
Receivables                                                     103,913
                                                            -----------
Total net assets                                            $77,530,698
                                                            ===========

                 Allegheny Rodney (ALstrip) Profit Sharing Plan

3. INVESTMENTS (CONTINUED)

The composition of the changes in net assets of the various master trusts is as follows:

                                                                                        ALLEGHENY
                                                                                       TECHNOLOGIES
                                                                  ALLIANCE             DISCIPLINED
                                          FIXED INCOME             EQUITY               STOCK FUND
                                          MASTER TRUST          MASTER TRUST           MASTER TRUST
                                          -------------         -------------         -------------
                                                            YEAR ENDED DECEMBER 31
                                          ---------------------------------------------------------
                                               2001                 2001                  2001
                                          -------------         -------------         -------------
                                                                 (Unaudited)
Investment income (loss):
   Interest income (loss)                 $   9,147,492         $        --           $        (639)
   Net realized/unrealized loss on
     corporate common stocks                       --                    --             (12,375,289)
   Dividends                                       --                    --                 941,613
   Net gain (loss), registered
     investment companies                        32,606            (9,248,179)                 --
   Net gain, common collective
     trusts                                     401,062                  --                  53,202
Administrative expenses                        (208,589)             (170,195)             (519,489)
Transfers                                    11,804,280            (1,786,437)           (1,810,556)
                                          -------------         -------------         -------------
Net increase (decrease)                      21,176,851           (11,204,811)          (13,711,158)
Total net assets at beginning
  of year                                   144,465,404            51,164,720            91,241,856
                                          -------------         -------------         -------------
Total net assets at end of year           $ 165,642,255         $  39,959,909         $  77,530,698
                                          =============         =============         =============

                 Allegheny Rodney (ALstrip) Profit Sharing Plan

3. INVESTMENTS (CONTINUED)

Interest, realized and unrealized gains and losses, and management fees from the master trusts are included in the net (loss)/gain from interest in Allegheny Ludlum Corporation Master Trusts on the statement of changes in net assets available for benefits.

4. INCOME TAX STATUS

The Plan has received a determination letter from the Internal Revenue Service dated August 16, 1993, stating that the Plan is qualified under Section 401(a) of the Internal Revenue Code (the Code) and, therefore, the related trust is exempt from taxation. Subsequent to this issuance of the determination letter, the Plan was amended. Once qualified, the Plan is required to operate in conformity with the Code to maintain its qualification. The plan administrator believes the Plan is being operated in compliance with the applicable requirements of the Code and, therefore, believes that the Plan, as amended, is qualified and the related trust is tax-exempt.

5. PARTIES-IN-INTEREST

Certain plan investments are shares of mutual funds managed by Dreyfus Retirement Services. Dreyfus Retirement Services is the trustee as defined by the Plan and, therefore, these transactions qualify as party-in-interest. Trustee and investment fees paid during 2001 were based upon customary and reasonable rates for such services.

6. PLAN TERMINATION

Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA.

                 Allegheny Rodney (ALstrip) Profit Sharing Plan

                             EIN 25-1792394 Plan 002

         Schedule H, Line 4(i)--Schedule of Assets (Held at End of Year)

                                December 31, 2001


                           INVESTMENT DESCRIPTION                    UNITS/SHARES      CURRENT VALUE
----------------------------------------------------------------------------------------------------
Interest in registered investment companies:
   Dreyfus Bond Market Index Fund*                                    12,669.175          $127,325
   Dreyfus Emerging Leaders Fund*                                        112.264             3,903
   Dreyfus Growth & Value International Fund*                            103.991             1,430
   MAS Mid Cap Growth Fund, Institutional Shares                          96.078             1,677
   Prudential Jennison Growth Fund, Class A Shares                       196.599             2,874
                                                                                          --------
                                                                                          $137,209
                                                                                          ========

Interest in common collective investment funds:
   Dreyfus LifeStyle Growth & Income Fund*                             2,384.560          $ 38,818
   Dreyfus LifeStyle Growth Fund*                                        960.489            16,695
   Dreyfus LifeStyle Income Fund*                                        125.073             1,865
                                                                                          --------
                                                                                          $ 57,378
                                                                                          ========

Participant loans (6% to 10.5%)*                                                          $ 54,058
                                                                                          ========


* Party-in-interest

    "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" of Part IV of the 2001 Form 10-K is hereby amended and restated in its entirety to read as follows:

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

(A)  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

(1) FINANCIAL STATEMENTS

    (A) The following consolidated financial statements included on pages 25 to 52 of the 2001 Annual Report are incorporated herein by reference:

    Consolidated Statements of Operations - Years Ended December 31, 2001, 2000 and 1999

    Consolidated Balance Sheets at December 31, 2001 and 2000

    Consolidated Statements of Cash Flows - Years Ended December 31, 2001, 2000 and 1999

    Consolidated Statements of Stockholders' Equity - Years Ended December 31, 2001, 2000 and 1999

    Report of Ernst & Young LLP, Independent Auditors

    Notes to Consolidated Financial Statements

    (B) The following financial statements for the plans listed below are filed with this Amendment No. 1 under Item 8 of Part II:

       (i) Allegheny Technologies Retirement Savings Plan

    Report of Independent Auditors

    Statements of Net Assets Available for Benefits at December 31, 2001 and December 31, 2000

    Statements of Changes in Net Assets Available for Benefits, Years Ended December 31, 2001 and December 31, 2000

    Notes to Financial Statements

        (ii) 401(k) Savings Account Plan for Employees of the Washington Plate Plant

    Report of Independent Auditors

    Statements of Net Assets Available for Benefits at December 31, 2001 and December 31, 2000

    Statements of Changes in Net Assets Available for Benefits, Years Ended December 31, 2001 and December 31, 2000

    Notes to Financial Statements

        (iii) Savings and Security Plan of the Lockport and Waterbury Facilities of Allegheny Ludlum Corporation

    Report of Independent Auditors

    Statements of Net Assets Available for Benefits at December 31, 2001 and December 31, 2000

    Statements of Changes in Net Assets Available for Benefits, Years Ended December 31, 2001 and December 31, 2000

    Notes to Financial Statements

        (iv) Allegheny Ludlum Corporation Personal Retirement and 401(k) Savings Account Plan

    Report of Independent Auditors

    Statements of Net Assets Available for Benefits at December 31, 2001 and December 31, 2000

    Statements of Changes in Net Assets Available for Benefits, Years Ended December 31, 2001 and December 31, 2000

    Notes to Financial Statements

        (v) The 401(k) Plan

    Report of Independent Auditors

    Statements of Net Assets Available for Benefits at December 31, 2001 and December 31, 2000

    Statement of Changes in Net Assets Available for Benefits, Year Ended December 31, 2001

    Notes to Financial Statements

        (vi) TDY Industries, Inc. Profit Sharing Plan for Certain Employees of Metalworking Products

    Statements of Net Assets Available for Benefits at December 31, 2001 and December 31, 2000

    Statement of Changes in Net Assets Available for Benefits, Year Ended December 31, 2001

    Notes to Financial Statements

        (vii) Allegheny Rodney (ALstrip) Profit Sharing Plan

    Statements of Net Assets Available for Benefits at December 31, 2001 and December 31, 2000

    Statement of Changes in Net Assets Available for Benefits, Year Ended December 31, 2001

    Notes to Financial Statements

(2) FINANCIAL STATEMENT SCHEDULES

    The following financial statement schedules with respect to the plans listed below are filed with this Amendment No. 1 under Item 8 of Part II:

        (i) Allegheny Technologies Retirement Savings Plan

    Schedule H, Line 4(i) - Schedule of Assets (Held at end of year) - December 31, 2001

        (ii) 401(k) Savings Account Plan for Employees of the Washington Plate Plant

    Schedule H, Line 4(i) - Schedule of Assets (Held at end of year) - December 31, 2001

        (iii) Savings and Security Plan of the Lockport and Waterbury Facilities of Allegheny Ludlum Corporation

    Schedule H, Line 4(i) - Schedule of Assets (Held at end of year) - December 31, 2001

        (iv) Allegheny Ludlum Corporation Personal Retirement and 401(k) Savings Account Plan

    Schedule H, Line 4(i) - Schedule of Assets (Held at end of year) - December 31, 2001

        (v) The 401(k) Plan

    Schedule H, Line 4(i) - Schedule of Assets (Held at end of year) - December 31, 2001

        (vi) TDY Industries, Inc. Profit Sharing Plan for Certain Employees of Metalworking Products

    Schedule H, Line 4(i) - Schedule of Assets (Held at end of year) - December 31, 2001

        (vii) Allegheny Rodney (ALstrip) Profit Sharing Plan

    Schedule H, Line 4(i) - Schedule of Assets (Held at end of year) - December 31, 2001


(3) EXHIBITS

    A list of exhibits included in the 2001 Form 10-K or incorporated by reference is found in the Exhibit Index beginning on page 20 of the 2001 Form 10-K and incorporated herein by reference. In addition, by virtue of Amendment No. 1, the following exhibit is added to such Exhibit Index, as Exhibit 23.2, and filed with Amendment No. 1:

                         EXHIBIT NO.           DESCRIPTION
                         -----------    -----------------------------
                           23.2         Consent of Ernst & Young LLP

(B)  REPORTS ON FORM 8-K

    The Company filed a current report on Form 8-K on May 3, 2002 disclosing certain supplemental financial information for the Company's Flat-Rolled Products segment.

    The Company filed a current report on Form 8-K on April 17, 2002 disclosing a press release with respect to its first quarter 2002 earnings.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A (Amendment No. 1) to be signed on its behalf by the undersigned duly authorized.

                              Allegheny Technologies Incorporated

Date: July 1, 2002            By: /s/ Richard J. Harshman
                                  ------------------------------------------
                                   Richard J. Harshman, Senior Vice President,
                                 Finance and Chief Financial Officer

                                  EXHIBIT INDEX



         EXHIBIT NO.          DESCRIPTION           METHOD OF FILING
         -----------          -----------           ----------------

           23.2          Consent of Ernst & Young    Filed herewith
                         LLP