Form 10-Q
period 2002-06-30
ALLEGHENY TECHNOLOGIES INC
filed 2002-08-14
CIK 1018963

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

      |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

      | |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to _____

                         Commission File Number 1-12001

                       ALLEGHENY TECHNOLOGIES INCORPORATED
             (Exact name of registrant as specified in its charter)

               Delaware                                     25-1792394
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)

          1000 Six PPG Place
     Pittsburgh, Pennsylvania                               15222-5479
(Address of Principal Executive Offices)                    (Zip Code)

                                 (412) 394-2800
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No | |

At August 5, 2002, the registrant had outstanding 80,635,916 shares of its Common Stock.

                       ALLEGHENY TECHNOLOGIES INCORPORATED
                                  SEC FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002

                                      INDEX

                                                                        Page No.
PART I. - FINANCIAL INFORMATION

       Item 1.      Financial Statements

       Consolidated Balance Sheets                                          3

       Consolidated Statements of Operations                                4

       Consolidated Statements of Cash Flows                                5

       Notes to Consolidated Financial Statements                           6

       Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                              20

       Item 3.  Quantitative and Qualitative
                Disclosures About Market Risk                              32

PART II. - OTHER INFORMATION

       Item 1.  Legal Proceedings                                          34

       Item 4.  Submission of Matters to a Vote
                of Security Holders                                        34

       Item 6.  Exhibits and Reports on Form 8-K                           34

SIGNATURES                                                                 35

CERTIFICATION                                                              36

EXHIBIT INDEX                                                              37

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

              ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (In millions, except share and per share amounts)

                                                                               June 30,     December 31,
                                                                                 2002           2001
                                                                                 ----           ----
                                                                              (Unaudited)    (Audited)
ASSETS
Cash and cash equivalents                                                       $   70.2      $   33.7
Accounts receivable, net                                                           265.2         274.6
Inventories, net                                                                   424.5         508.4
Deferred income taxes                                                               51.0          33.5
Income tax refunds, prepaid expenses,
   and other current assets                                                         25.6          75.9
                                                                                --------      --------
     Total Current Assets                                                          836.5         926.1
Property, plant and equipment, net                                                 811.6         828.9
Prepaid pension cost                                                               638.0         632.9
Cost in excess of net assets acquired                                              189.7         188.4
Other assets                                                                        67.7          66.9
                                                                                --------      --------
     TOTAL ASSETS                                                               $2,543.5      $2,643.2
                                                                                ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                                $  168.6      $  155.3
Accrued liabilities                                                                164.6         168.2
Short-term debt and current portion
   of long-term debt                                                                14.8           9.2
                                                                                --------      --------
     Total Current Liabilities                                                     348.0         332.7
Long-term debt                                                                     494.6         573.0
Accrued postretirement benefits                                                    503.0         506.1
Deferred income taxes                                                              170.5         153.7
Other                                                                              117.3         133.0
                                                                                --------      --------
     TOTAL LIABILITIES                                                           1,633.4       1,698.5
STOCKHOLDERS' EQUITY:                                                           --------      --------
Preferred stock, par value $0.10: authorized-
   50,000,000 shares; issued-none                                                     --            --
Common stock, par value $0.10, authorized-500,000,000
   shares; issued-98,951,490 shares at June 30, 2002 and December 31, 2001;
   outstanding-80,592,383 shares at June 30, 2002 and 80,314,624 shares
   at December 31, 2001                                                              9.9           9.9
Additional paid-in capital                                                         481.2         481.2
Retained earnings                                                                  903.9         957.5
Treasury stock: 18,359,107 shares at
   June 30, 2002 and 18,636,866 shares
   at December 31, 2001                                                           (470.7)       (478.2)
Accumulated other comprehensive
   loss, net of tax                                                                (14.2)        (25.7)
                                                                                --------      --------
     Total Stockholders' Equity                                                    910.1         944.7
                                                                                --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $2,543.5      $2,643.2
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

              ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In millions except per share amounts)
                                   (Unaudited)

                                           Three Months Ended             Six Months Ended
                                                 June 30,                      June 30,
                                        ------------------------------------------------------
                                           2002           2001           2002          2001
                                        ---------      ---------      ---------      ---------
Sales                                   $   491.2      $   554.7      $   984.3      $ 1,097.2

Costs and expenses:
  Cost of sales                             444.1          483.8          896.8          960.7
  Selling and administrative
   expenses                                  49.3           52.5           99.8          100.9
                                        ---------      ---------      ---------      ---------
Income (loss) before interest,
   other income and income taxes             (2.2)          18.4          (12.3)          35.6

Interest expense, net                         7.9            7.6           17.8           15.6
Other income (expense)                       (0.4)          (0.2)           1.6            1.0
                                        ---------      ---------      ---------      ---------

Income (loss) before income taxes           (10.5)          10.6          (28.5)          21.0

Income tax provision (benefit)               (3.0)           4.4           (9.9)           8.4
                                        ---------      ---------      ---------      ---------

Net income (loss)                       $    (7.5)     $     6.2      $   (18.6)     $    12.6
                                        =========      =========      =========      =========

Basic and diluted net income
  (loss) per common share               $   (0.09)     $    0.08      $   (0.23)     $    0.16
                                        =========      =========      =========      =========

Dividends declared per common share     $    0.20      $    0.20      $    0.40      $    0.40
                                        =========      =========      =========      =========

     The accompanying notes are an integral part of these statements.

              ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                          ------------------
                                                            2002       2001
                                                          ------      ------
OPERATING ACTIVITIES:
  Net income (loss)                                       $(18.6)     $ 12.6
  Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
    Depreciation and amortization                           45.4        49.6
    Non-cash write-off of MetalSpectrum investment            --         5.5
    Deferred income taxes                                    2.7        (5.0)
    Gains on sales of investments and businesses            (2.4)       (2.7)
  Change in operating assets and liabilities:
    Inventories                                             83.8        23.1
    Accrued income taxes                                    45.6          --
    Accounts payable                                        13.7         4.8
    Accounts receivable                                      9.6        (8.3)
    Prepaid pension cost                                    (5.2)      (12.8)
    Accrued liabilities and other                           (3.7)      (16.3)
                                                          ------      ------
CASH PROVIDED BY OPERATING ACTIVITIES                      170.9        50.5

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment               (25.5)      (49.6)
  Other                                                      2.1         7.3
                                                          ------      ------
CASH USED IN INVESTING ACTIVITIES                          (23.4)      (42.3)

FINANCING ACTIVITIES:
  Net borrowings (repayments) under credit facilities      (71.3)       18.5
  Borrowings on long-term debt                                --         4.5
  Payments on long-term debt and capital leases             (7.5)       (0.3)
                                                          ------      ------
    Net increase (decrease) in debt                        (78.8)       22.7
  Dividends paid                                           (32.2)      (32.1)
  Other                                                       --        (2.8)
                                                          ------      ------
CASH USED IN FINANCING ACTIVITIES                         (111.0)      (12.2)
                                                          ------      ------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            36.5        (4.0)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR          33.7        26.2
                                                          ------      ------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD            $ 70.2      $ 22.2
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

      Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives, with no maximum life. In addition, SFAS 142 changes the test for goodwill impairment. The new impairment test for goodwill requires a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this comparison reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of the fair value of the reporting unit over the fair value of all recognized and unrecognized assets and liabilities.

      During the second quarter 2002, the Company completed its initial impairment evaluation for the January 1, 2002 transition to SFAS 142. No impairment of the $188 million of goodwill, which was comprised of approximately $127 million for the Flat-Rolled Products segment, $51 million for the High Performance Metals segment, and $10 million for the Industrial Products segment, was determined to exist. The evaluation of goodwill included estimating the fair market value of each of the reporting units which have goodwill associated with their operations using discounted cash flow and multiples of cash earnings valuation techniques, plus valuation comparisons to recent public sale transactions of similar businesses, if any. These valuation methods require the Company to make estimates and assumptions regarding its future cash flows, profitability, and the cost of capital. Although the Company believes that the estimates and assumptions used were reasonable, actual results could differ from those estimates and assumptions. In accordance with SFAS 142, the Company will evaluate goodwill annually for impairment in the fourth quarter, beginning in the 2002 fourth quarter.

      Effective January 1, 2002, in accordance with the SFAS 142 pronouncement, the Company discontinued amortizing goodwill. Goodwill amortization for the quarter and year to date periods ended June 30, 2001 was $1.5 million and $2.9 million, respectively, or $0.01 and $0.02 per diluted share, respectively.

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

NOTE 2. INVENTORIES

      Inventories were as follows (in millions):

                                                        June 30,      December 31,
                                                          2002            2001
                                                      -----------     ------------
                                                      (unaudited)       (audited)
Raw materials and supplies                               $ 51.4          $ 85.9
Work-in-process                                           365.6           419.6
Finished goods                                             85.5            83.0
                                                         ------          ------
Total inventories at current cost                         502.5           588.5
Less allowances to reduce current cost
     values to LIFO basis                                 (75.0)          (77.2)
Progress payments                                          (3.0)           (2.9)
                                                         ------          ------
Total inventories                                        $424.5          $508.4
                                                         ======          ======

NOTE 3. SUPPLEMENTAL BALANCE SHEET INFORMATION

      Property, plant and equipment were as follows (in millions):

                                                        June 30,      December 31,
                                                          2002           2001
                                                      -----------     ------------
                                                      (unaudited)      (audited)
Land                                                    $   30.6        $   30.6
Buildings                                                  228.8           219.4
Equipment and leasehold improvements                     1,548.9         1,534.4
                                                        --------        --------
                                                         1,808.3         1,784.4
Accumulated depreciation and amortization                 (996.7)         (955.5)
                                                        --------        --------
Total property, plant and equipment, net                $  811.6        $  828.9
                                                        ========        ========

NOTE 4. DEBT

Debt at June 30, 2002 and December 31, 2001 was as follows:

(In millions)

                                                     June 30, 2002   December 31, 2001
                                                     -------------   -----------------
                                                      (unaudited)        (audited)
Allegheny Technologies $300 million
  8.375% Notes due 2011, net                             $297.8            $292.5

Allegheny Ludlum 6.95% debentures,
  due 2025                                                150.0             150.0
Commercial paper                                             --              70.0
Bank Group credit agreement                                  --                --
Foreign credit agreements                                  21.9              25.6

Industrial revenue bonds, due 2002
  through 2011                                             22.3              22.5
Capitalized leases and other                               17.4              21.6
                                                         ------            ------
                                                          509.4             582.2

Short-term debt and current portion
  of long-term debt                                       (14.8)             (9.2)
                                                         ------            ------
Total long-term debt                                     $494.6            $573.0
                                                         ======            ======

      Scheduled maturities of borrowings are $14.8 million for the remainder of 2002, $1.5 million in 2003, $20.5 million in 2004, $10.3 million in 2005 and
$0.6 million in 2006.

      In December 2001, the Company issued $300 million of 8.375% Notes due December 15, 2011 in a transaction exempt from registration pursuant to Rule 144A under the Securities Act of 1933, as amended. In the second quarter of 2002, in accordance with the terms of the original Notes offering, the holders of the Notes exchanged the outstanding Notes for new Notes with substantially identical terms, but which are registered under the Securities Act. Interest on the Notes is payable semi-annually, on June 15 and December 15. These Notes contain default provisions with respect to default for the following, among other things: nonpayment of interest on the Notes for 30 days, default in payment of principal when due, or failure to cure the breach of a covenant as provided in the Notes. Any violation of the default provision could result in the requirement to immediately repay the borrowings.

      In December 2001, the Company entered into a credit agreement with a group of banks ("Bank Group") that provides for borrowings of up to $325 million on a revolving credit basis. The credit agreement consists of a short-term 364-day $130 million credit facility which expires in December 2002, and a $195 million credit facility which expires in December 2006. There were no borrowings outstanding under the revolving credit agreement through June 30, 2002. Interest is payable based upon London Interbank Offered Rates ("LIBOR") plus a spread, which can vary depending on the Company's credit rating. The Company also has the option of using other alternative interest rate bases. The agreement has various covenants that limit the Company's ability to dispose of assets and merge with another corporation. The Company is also required to maintain various financial statement ratios, including a covenant requiring the maintenance of a specified ratio of consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") to gross interest expense ("Interest Coverage Ratio") and a second covenant that requires the Company to maintain a ratio of total consolidated indebtedness to total capitalization ("Leverage Ratio"), both as defined by the agreement. At June 30, 2002, EBITDA (calculated in accordance with the credit agreement, which excludes certain non-cash charges) for the prior twelve month period was 3.3 times gross interest expense compared to a required ratio of at least 3.0 times gross interest expense. At June 30, 2002, the Leverage Ratio was 38% compared to a required ratio of not more than 60% of total capitalization. The Company was compliant with all aspects of its credit agreement at June 30, 2002.

      In August 2002, the Company reached an agreement with the Bank Group to revise these financial covenants. The following table summarizes the revised agreement with regard to the Interest Coverage Ratio requirement which, in accordance with the agreement, is calculated for the preceding twelve month period from the balance sheet date:

    September 30, 2002 through June 30, 2003            2.25X
    After June 30, 2003 through June 30, 2004           2.75X
    After June 30, 2004 through December 31, 2004       3.00X
    Thereafter                                          3.50X

      The definition of EBITDA was also amended to exclude up to $10 million of cash costs related to workforce reductions in 2002 and, beginning in 2003, to add back non-cash pension expense or to deduct non-cash pension income calculated in accordance with SFAS No. 87, "Employers' Accounting for Pensions" ("SFAS 87").

      The August 2002 credit agreement amendment also changes the Leverage Ratio to require that total consolidated indebtedness be not more than 50% of total capitalization. The revised Leverage Ratio would exclude any changes to capitalization resulting from non-cash balance sheet adjustments due to changes in net pension assets or liabilities recognized in accordance with the minimum liability provisions of SFAS 87. The amendment revises the definitions of total indebtedness and total capitalization such that cash and cash equivalents in excess of $25 million reduce total consolidated indebtedness and total capitalization by the amount of that excess.

      On July 23, 2002, Standard & Poor's Ratings Services lowered its long-term and short-term corporate credit ratings for the Company's debt to BBB from BBB+ and to A-3 from A-2, respectively. On July 26, 2002, Moody's Investor Service placed under review for possible downgrade the Baa1 senior debt ratings and Prime-2 short term rating (commercial paper) for the Company's debt. As a result of these changes and under current market conditions, the Company expects to be limited in its ability to issue commercial paper. The Company's credit ratings remain at investment grade.

      The Company's goal is to maintain a balance between fixed and floating rate debt in order to maximize liquidity as well as minimize financing costs. Interest rate swap contracts are used to manage the Company's exposure to interest rate risks. These contracts involve the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the contracts without an exchange of the underlying principal amount. These contracts are designated as fair value hedges. As a result, changes in the fair value of the swap agreements and the underlying fixed rate debt are recognized in the statement of operations. At June 30, 2002, the Company had entered into "receive fixed, pay floating" arrangements for $150 million related to the 8.375% ten-year Notes, which effectively converts this portion of the Notes to variable rate debt. The result of the "receive fixed, pay floating" arrangements was a decrease in interest expense of $1.6 million for the second quarter and six months ended June 2002, compared to the fixed interest expense of the ten-year Notes. At June 30, 2002, the adjustment of these swap contracts to fair market value resulted in the recognition of an asset of $5.2 million on the balance sheet, included in Other Assets, with an offsetting increase in long-term debt, which represents the change in fair value of the Company's 8.375% ten-year Notes. The swap contracts also contain a provision which allows the swap counterparty to terminate the swap contracts in the event the Company's senior unsecured debt credit rating falls below investment grade.

NOTE 5. BUSINESS SEGMENTS

      Following is certain financial information with respect to the Company's business segments for the periods indicated (in millions):

                                  Three Months Ended          Six Months Ended
                                        June 30,                   June 30,
                                 --------------------      ----------------------
                                   2002        2001          2002          2001
                                 --------    --------      --------      --------
                                      (unaudited)              (unaudited)
Total sales:

Flat-Rolled Products             $  280.6    $  285.7      $  546.0      $  575.2
High Performance Metals             162.5       224.0         343.9         429.3
Industrial Products                  59.6        71.1         117.7         143.8
                                 --------    --------      --------      --------
                                    502.7       580.8       1,007.6       1,148.3
Intersegment sales:

Flat-Rolled Products                  3.9         9.7           7.2          16.7
High Performance Metals               7.6        16.4          16.1          34.4
                                 --------    --------      --------      --------
                                     11.5        26.1          23.3          51.1
Sales to external customers:

Flat-Rolled Products                276.7       276.0         538.8         558.5
High Performance Metals             154.9       207.6         327.8         394.9
Industrial Products                  59.6        71.1         117.7         143.8
                                 --------    --------      --------      --------
                                 $  491.2    $  554.7      $  984.3      $1,097.2
                                 ========    ========      ========      ========

Operating profit (loss):

Flat-Rolled Products             $    0.7    $  (12.2)     $    0.3      $  (16.7)
High Performance Metals               8.6        22.5          12.9          33.5
Industrial Products                   2.2         5.4           1.5           9.5
                                 --------    --------      --------      --------

Total operating profit               11.5        15.7          14.7          26.3

Corporate expenses                   (4.5)       (7.0)        (10.2)        (14.0)
Interest expense, net                (7.9)       (7.6)        (17.8)        (15.6)
Other expenses, net of gains
  on asset sales                     (4.1)       (6.9)         (4.0)         (8.6)
Retirement benefit (expense)
    income                           (5.5)       16.4         (11.2)         32.9
                                 --------    --------      --------      --------
Income (loss) before income
    taxes                        $  (10.5)   $   10.6      $  (28.5)     $   21.0
                                 ========    ========      ========      ========

      Other expenses, net of gains on asset sales for the second quarter and six months ended 2001 include a non-cash charge of $5.5 million related to the write-off of the Company's minority investment in the e-Business site, MetalSpectrum, which terminated operations during the second quarter of 2001.

      Pension income is allocated to business segments to offset pension and other postretirement benefit expenses. Retirement benefit (expense) income represents total pension income net of other postretirement benefit expenses.

NOTE 6. NET INCOME (LOSS) PER COMMON SHARE

      The following table sets forth the computation of basic and diluted net income (loss) per common share (in millions, except per share amounts):

                                                      Three Months Ended      Six Months Ended
 (unaudited)                                               June 30,               June 30,
                                                      ------------------     ------------------
                                                       2002        2001       2002        2001
                                                      ------      ------     ------      ------
Numerator for basic and diluted
     net income (loss) per common
     share - net income (loss)                        $ (7.5)     $  6.2     $(18.6)     $ 12.6
                                                      ======      ======     ======      ======

Denominator:
     Weighted average shares                            80.6        80.2       80.5        80.2
     Contingent issuable stock                            --         0.1         --         0.1
                                                      ------      ------     ------      ------
     Denominator for basic net
      income (loss) per common
      share                                             80.6        80.3       80.5        80.3

Effect of dilutive securities:

Dilutive potential common shares - employee stock
options                                                   --         0.2         --         0.2
                                                      ------      ------     ------      ------

Denominator for diluted net
     income (loss) per common share -
     adjusted weighted
     average shares                                     80.6        80.5       80.5        80.5
                                                      ======      ======     ======      ======

Basic and diluted net income
(loss) per common share                               $(0.09)     $ 0.08     $(0.23)     $ 0.16
                                                      ======      ======     ======      ======

      For the 2002 periods, the effects of stock options were antidilutive and thus not included in the calculation of dilutive earnings per share.

NOTE 7. COMPREHENSIVE INCOME (LOSS)

      The components of comprehensive income (loss), net of tax, were as follows (in millions):

                                        Three Months Ended       Six Months Ended
                                             June 30,               June 30,
                                        ------------------     ------------------
(unaudited)                              2002         2001      2002         2001
                                        -----        -----     ------       -----
Net income (loss)                       $(7.5)       $ 6.2     $(18.6)      $12.6
                                        -----        -----     ------       -----
Foreign currency translation
  gains (losses)                          3.7         (1.8)       3.7         1.3
                                        -----        -----     ------       -----

Unrealized gains (losses) on
  energy, raw material and
  currency hedges, net of tax            (0.4)        (3.6)       7.4        (8.7)
                                        -----        -----     ------       -----
Unrealized holding gains
  (losses) arising during the period       --          0.9        0.4        (0.4)
  Less: realized gains
   included in net income (loss)           --          1.3         --         1.3
                                        -----        -----     ------       -----
                                           --         (0.4)       0.4        (1.7)
                                        -----        -----     ------       -----

Comprehensive income (loss)             $(4.2)       $ 0.4     $ (7.1)      $ 3.5
                                        =====        =====     ======       =====

NOTE 8. FINANCIAL INFORMATION FOR SUBSIDIARY AND GUARANTOR PARENT

      The payment obligations under the $150 million 6.95% debentures due 2025 issued by Allegheny Ludlum Corporation (the "Subsidiary") are fully and unconditionally guaranteed by Allegheny Technologies Incorporated (the "Guarantor Parent"). In accordance with positions established by the Securities and Exchange Commission, the financial information in this Note 8 sets forth separately financial information with respect to the Subsidiary, the non-guarantor subsidiaries and the Guarantor Parent. The principal elimination entries eliminate investments in subsidiaries and certain intercompany balances and transactions. Investments in subsidiaries, which are eliminated in consolidation, are included in Other Assets on the balance sheets.

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

                      (this space intentionally left blank)

NOTE 8. CONTINUED

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets

June 30, 2002 (unaudited)

                                Guarantor                       Non-guarantor
(In millions)                      Parent        Subsidiary      Subsidiaries    Eliminations     Consolidated
                                ---------        ----------     -------------    ------------     ------------
Assets:
Cash                             $     --          $   54.1          $   16.1        $     --         $   70.2
Accounts receivable, net              0.1             100.4             164.7              --            265.2
Inventories, net                       --             189.5             235.0              --            424.5
Deferred income taxes                51.0                --                --              --             51.0
Income tax refunds, prepaid
 expenses, and other current
 assets                               0.1               9.3              16.2              --             25.6
                                 --------          --------          --------        --------         --------
  Total current assets               51.2             353.3             432.0              --            836.5
Property, plant, and
 equipment, net                        --             439.0             372.6              --            811.6
Prepaid pension cost                638.0                --                --              --            638.0
Cost in excess of net
 assets acquired                       --             112.1              77.6              --            189.7
Other assets                      1,203.0             578.3             325.1        (2,038.7)            67.7
                                 --------          --------          --------        --------         --------
Total assets                     $1,892.2          $1,482.7          $1,207.3       $(2,038.7)        $2,543.5
                                 ========          ========          ========        ========         ========

Liabilities and
 stockholders' equity:
Current Liabilities:
Accounts payable                 $    1.1          $   98.8          $   68.7       $      --         $  168.6
Accrued liabilities                 498.0              54.7             124.6          (512.7)           164.6
Short-term debt                        --              10.6               4.2              --             14.8
                                 --------          --------          --------        --------         --------
Total current liabilities           499.1             164.1             197.5          (512.7)           348.0
Long-term debt                      297.8             396.3              31.4          (230.9)           494.6
Accrued postretirement
 benefits                              --             310.7             192.3              --            503.0
Deferred income taxes               170.5                --                --              --            170.5
Other long-term liabilities          14.7              24.4              78.2              --            117.3
                                 --------          --------          --------        --------         --------
Total liabilities                   982.1             895.5             499.4          (743.6)         1,633.4
                                 --------          --------          --------        --------         --------
Total stockholders' equity          910.1             587.2             707.9        (1,295.1)           910.1
                                 --------          --------          --------        --------         --------
Total liabilities and
 stockholders' equity            $1,892.2          $1,482.7          $1,207.3       $(2,038.7)        $2,543.5
                                 ========          ========          ========        ========         ========

NOTE 8. CONTINUED

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations

For the six months ended June 30, 2002 (unaudited)

                                                                         Non-
                                    Guarantor                       guarantor
(In millions)                          Parent      Subsidiary    Subsidiaries    Eliminations   Consolidated
                                    ---------      ----------    ------------    ------------   ------------
Sales                                 $    --          $517.7          $466.6          $   --         $984.3
Cost of sales                             6.7           499.9           390.2              --          896.8
Selling and administrative
 expenses                                20.6            13.8            65.4              --           99.8
Interest expense (income)                11.7             5.4             0.7              --           17.8

Other income (expense)
 including equity in income
 of unconsolidated
 subsidiaries                             8.6            (1.1)            5.6           (11.5)           1.6
                                      -------          ------          ------          ------         ------
Income (loss) before income
 taxes                                  (30.4)           (2.5)           15.9           (11.5)         (28.5)
Income tax provision (benefit)          (11.8)           (3.5)            9.5            (4.1)          (9.9)
                                      -------          ------          ------          ------         ------
Net income (loss)                     $ (18.6)         $  1.0          $  6.4          $ (7.4)        $(18.6)
                                      =======          ======          ======          ======         ======

Condensed Statement of Cash Flows
For the six months ended June 30, 2002 (unaudited)

                                                                         Non-
                                    Guarantor                       guarantor
(In millions)                          Parent      Subsidiary    Subsidiaries    Eliminations   Consolidated
                                    ---------      ----------    ------------    ------------   ------------
Cash flows from operating
 activities                           $ 123.0          $ 68.8          $(47.1)         $ 26.2        $ 170.9
                                      -------          ------          ------          ------        -------
Cash flows from investing
 activities                                --            (6.3)          (21.4)            4.3          (23.4)
                                      -------          ------          ------          ------        -------
Cash flows from financing
 activities                           $(123.4)         $(22.7)         $ 65.6          $(30.5)       $(111.0)
                                      -------          ------          ------          ------        -------

NOTE 8. CONTINUED

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets

December 31, 2001 (audited)

                                   Guarantor                     Non-guarantor
(In millions)                         Parent       Subsidiary     Subsidiaries     Eliminations      Consolidated
                                   ---------       ----------    -------------     ------------      ------------
Assets:
Cash                                $    0.4         $   14.3         $   19.0         $     --          $   33.7
Accounts receivable, net                 0.1             84.8            189.7               --             274.6
Inventories, net                          --            249.2            259.2               --             508.4
Deferred income taxes                   33.5               --               --               --              33.5
Income tax refunds, prepaid
 expenses, and other current
  assets                                48.6              9.9             17.4               --              75.9
                                    --------         --------         --------        ---------          --------
  Total current assets                  82.6            358.2            485.3               --             926.1
Property, plant, and
 equipment, net                           --            459.7            369.2               --             828.9
Prepaid pension cost                   632.9               --               --               --             632.9
Cost in excess of net
 assets acquired                          --            112.1             76.3               --             188.4
Other assets                         1,175.6            539.3            337.4         (1,985.4)             66.9
                                    --------         --------         --------        ---------          --------
Total assets                        $1,891.1         $1,469.3         $1,268.2        $(1,985.4)         $2,643.2
                                    ========         ========         ========        =========          ========

Liabilities and
 stockholders' equity:
Current liabilities:
Accounts payable                    $    1.4         $   77.4         $   76.5         $     --          $  155.3
Accrued liabilities                    413.2             45.0            222.5           (512.5)            168.2
Short-term debt                           --              0.5              8.7               --               9.2
                                    --------         --------         --------        ---------          --------
Total current liabilities              414.6            122.9            307.7           (512.5)            332.7
Long-term debt                         362.5            370.4             40.0           (199.9)            573.0
Accrued postretirement
 benefits                                 --            302.4            203.7               --             506.1
Deferred income taxes                  153.7               --               --               --             153.7
Other long-term liabilities             15.6             28.7             88.7               --             133.0
                                    --------         --------         --------        ---------          --------
Total liabilities                      946.4            824.4            640.1           (712.4)          1,698.5
                                    --------         --------         --------        ---------          --------
Total stockholders' equity             944.7            644.9            628.1         (1,273.0)            944.7
                                    --------         --------         --------        ---------          --------
Total liabilities and
 stockholders' equity               $1,891.1         $1,469.3         $1,268.2        $(1,985.4)         $2,643.2
                                    ========         ========         ========        =========          ========

NOTE 8. CONTINUED

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations

For the six months ended June 30, 2001 (unaudited)

                                           Guarantor                 Non-guarantor
(In millions)                                 Parent    Subsidiary    Subsidiaries    Eliminations    Consolidated
                                           ---------    ----------   -------------    ------------    ------------
Sales                                      $     --       $  546.9        $  550.3        $     --        $1,097.2
Cost of sales                                 (20.2)         545.6           435.3              --           960.7
Selling and administrative
 expenses                                       2.9           19.6            78.4              --           100.9
Interest expense (income)                       9.7            5.8             0.1              --            15.6
Other income (expense)
 including equity in income
 of unconsolidated
 subsidiaries                                  13.6            7.1             2.3           (22.0)            1.0
                                           --------       --------        --------        --------        --------

Income (loss) before income  taxes             21.2          (17.0)           38.8           (22.0)           21.0
Income tax provision
 (benefit)                                      8.6           (1.8)            9.1            (7.5)            8.4
                                           --------       --------        --------        --------        --------
Net income (loss)                          $   12.6       $  (15.2)       $   29.7        $  (14.5)       $   12.6
                                           ========       ========        ========        ========        ========

Condensed Statement of Cash Flows
For the six months ended June 30, 2001 (unaudited)

                                           Guarantor                 Non-guarantor
(In millions)                                 Parent    Subsidiary    Subsidiaries    Eliminations    Consolidated
                                           ---------    ----------   -------------    ------------    ------------
Cash flows from operating
 activities                                $   72.8       $   46.7        $   43.0        $ (112.0)       $   50.5
                                           --------       --------        --------        --------        --------
Cash flows from investing
 activities                                      --           (8.5)          (44.0)           10.2           (42.3)
                                           --------       --------        --------        --------        --------
Cash flows from financing
 activities                                $  (71.8)      $  (36.4)       $   (5.8)       $  101.8        $  (12.2)
                                           --------       --------        --------        --------        --------

NOTE 9. COMMITMENTS AND CONTINGENCIES

      The Company is subject to various domestic and international environmental laws and regulations that govern the discharge of pollutants into the air or water, and disposal of hazardous substances, and which may require that it investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including sites at which the Company has been identified as a potentially responsible party ("PRP") under the federal Superfund laws and comparable state laws. The Company could incur substantial cleanup costs, fines, and civil or criminal sanctions, third party property damage or personal injury claims as a result of violations or liabilities under these laws or noncompliance with environmental permits required at the Company's facilities. The Company is currently involved in the investigation and remediation of a number of the Company's current and former sites as well as third party location sites under these laws.

      Environmental liabilities are recorded when the Company's liability is probable and the costs are reasonably estimable. Except as described in this
Note 9, investigations are not yet at a stage where the Company has been able to determine whether it is liable or, if liability is probable, to reasonably estimate the loss or range of loss, or certain components thereof. Estimates of the Company's liability are further subject to additional uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluations and estimates of appropriate cleanup technology, methodology and cost, the extent of corrective actions that may be required, and the number and financial condition of other PRPs, as well as the extent of their responsibility for the remediation. Accordingly, as investigation and remediation of these sites proceeds, and as the Company receives new information, the Company expects that it will adjust its accruals to reflect the new information. Future adjustments could have a material adverse effect on the Company's results of operations in a given period, but the Company cannot reliably predict the amounts of such future adjustments.

      Based on currently available information, the Company does not believe that there is a reasonable possibility that a loss exceeding the amount already accrued for any of the sites with which the Company is currently associated (either individually or in the aggregate) will be an amount that would be material to a decision to buy or sell the Company's securities. However, additional future developments, administrative actions or liabilities relating to environmental matters could have a material adverse effect on the Company's financial condition and results of operations.

      In June 1995, the U.S. Government commenced an action against Allegheny Ludlum in the United States District Court for the Western District of Pennsylvania, alleging multiple violations of the federal Clean Water Act. The trial of this matter concluded in February 2001. In February 2002, the Court issued a decision imposing a penalty of $8.2 million for incidents at five facilities that occurred over a period of approximately six years, which Allegheny Ludlum had reported to the appropriate environmental agencies. The Company has asked the Court to reconsider its decision and in the interim is considering appealing the Court's decision. At June 30, 2002, the Company had adequate reserves for this matter.

      TDY Industries, Inc. (TDY) and another wholly-owned subsidiary, among others, have been identified by the U.S. Environmental Protection Agency (EPA) as PRPs at the Li Tungsten Superfund Site in Glen Cove, New York. However, the Company believes that most of the contamination at these sites resulted from work done while the United States government either owned or controlled operations at the Site, or from processes done for various agencies of the United States, and that the United States is liable for a substantial portion of the remediation costs at the Site. In November 2000, TDY filed a cost recovery and contribution action against the United States government. Negotiations between TDY and the United States are ongoing. An adverse resolution of this matter could have a material adverse effect on the Company's results of operations and financial condition.

      At June 30, 2002, reserves for environmental remediation obligations totaled approximately $45.9 million, of which approximately $17.7 million, including the federal Clean Water Act matter referred to above, were included in other current liabilities. The reserves include estimated probable future costs of $19.2 million for federal Superfund and comparable state-managed sites including the Li Tungsten site referred to in the preceding paragraph; $4.2 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $11.1 million for owned or controlled sites at which Company operations have been discontinued; and $11.4 million for sites utilized by the Company in its ongoing operations. The Company is evaluating whether it may be able to recover a portion of future costs for environmental liabilities from third parties other than the currently participating PRPs.

      The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of PRPs, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects to expend present accruals over many years and to complete remediation of various sites with which it has been identified within thirty years.

      Allegheny Ludlum and the United Steelworkers of America ("USWA") are parties to various collective bargaining agreements which set forth a "Profit Sharing Plan." The USWA disputes the Company's Profit Sharing Pool calculations for 1996, 1997, 1998, 1999, and 2000 and claims that calculations are required for the first six months of 2001. The USWA's outside accountant, KPMG LLP, asserted certain adjustments it believes should be made to the Profit Sharing Pool calculations and that the net effect of those adjustments would result in additional amounts allegedly owed to USWA represented employees of approximately $32 million. The Company maintains that its certified determinations of the Profit Sharing Pool calculations were made as prescribed by the Profit Sharing Plan and that no calculations are required for the first six months of 2001. On November 20, 2001, the USWA filed a Complaint to compel the arbitration in this matter. The Complaint has been filed in the United States District Court for the Western District of Pennsylvania and is captioned United Steelworkers of America, AFL-CIO CLC v. Allegheny Ludlum Corporation, Civil Action No. 01-2196. The Company denies that any adjustments to the Profit Sharing Pool calculations are required and intends to contest the USWA's claim vigorously. On July 22, 2002 the Court issued an order referring the matter to arbitration. The Company is considering appealing the Court's order. While the outcome of the matter cannot be predicted, and the Company believes that the claims are not meritorious, an adverse resolution of this matter could have a material adverse effect on the Company's results of operations and financial condition.

      In March 1995, Kaiser Aerospace & Electronics Corporation ("Kaiser") filed a civil complaint against Teledyne Industries, Inc. (now TDY Industries, Inc. ("TDY")), a wholly-owned subsidiary of the Company, in the state court for Miami-Dade County, Florida. The complaint alleged that TDY breached a Cooperation and Shareholder's Agreement with Kaiser under which the parties agreed to cooperate in the filing and promotion of a proposed plan for acquiring out of bankruptcy the assets of Piper Aircraft, a manufacturer of general aviation aircraft. TDY and Kaiser are engaged in discovery and have agreed to participate in a mediation. Kaiser's complaint requests that the court impose a constructive trust on approximately 68% of the equity interest in privately held New Piper Aircraft, Inc. The Company owns approximately 30% of the equity of New Piper Aircraft. In the alternative, Kaiser seeks unspecified damages in an amount "to be determined at trial." This matter is scheduled for trial during the first quarter of 2003. While the outcome of the litigation cannot be predicted, and the Company believes that the claims are not meritorious, an adverse resolution of this matter could have a material adverse effect on the Company's results of operations and financial condition.

      TDY Industries, Inc. and the San Diego Unified Port District ("Port District") entered into a lease of property located in San Diego, California on October 1, 1984. The current lease term expires in March 2004. TDY operated its Teledyne Ryan Aeronautical division ("Ryan") at the property until May 1999, when substantially all the assets and business of Ryan were sold to Northrop Grumman Corporation ("Northrop") with the approval of the Port District. Northrop subleased a portion of the property until early 2001. TDY also entered into three separate sublease arrangements for portions of the property subject to the approval of the Port District, which the Port District refused. After its administrative appeal to the Port District was denied, TDY commenced a lawsuit against the Port District. The complaint, filed in December 2001 in state court in San Diego, alleges breach of contract, inverse condemnation, tortious interference with a prospective economic advantage and other causes of action relating to the Port District's failure to consent to subleases of the space. The Complaint seeks at least $4 million for damages from the Port District and declaratory relief.

      Despite the Port District's failure to consent to the three subleases, TDY continued its marketing efforts to sublease the property. The rental payments for the property amount to approximately $0.4 million per month. At June 30, 2002 the Company had a reserve of approximately $3.7 million to cover the costs of occupying the facility. TDY and the Port District have discussed resolution of this matter but have not reached any agreement. The Court ordered the parties to mediate the dispute prior to engaging in litigation. Mediation is likely to occur in September 2002.

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

NOTE 10. SUBSEQUENT EVENT

      On July 22, 2002, the Company announced workforce reductions of approximately 275 salaried employees, primarily in the Flat-Rolled Products segment. These reductions should be substantially completed by the end of the third quarter of 2002. The Company expects to record a one-time pre-tax charge of approximately $5.0 million, or $0.04 per share after-tax, in the third quarter of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

- The Flat-Rolled Products segment recorded its first profitable quarter since the fourth quarter of 2000.

- The High Performance Metals segment was impacted by continued weak conditions in the commercial aerospace and power generation markets.

- The Industrial Products segment results improved on continued cost reduction efforts.

- Cost reductions reached $35 million for the second quarter 2002 and $60 million for the first six months of 2002.

- Managed working capital was reduced by $70 million for the second quarter 2002 and $112 million for the first six months of 2002.

- Cash flows from operations were $89 million for the second quarter 2002 and $171 million for the first six months of 2002.

- Debt was reduced by $22 million for the second quarter 2002 and $79 million for the first six months of 2002.

RESULTS OF OPERATIONS

      Allegheny Technologies Incorporated is one of the largest and most diversified producers of specialty materials in the world. Unless the content requires otherwise, "we", "our" and "us" refer to Allegheny Technologies Incorporated and its subsidiaries. We operate in the following three business segments, which accounted for the following percentages of total external sales for the first six months of 2002 and 2001:

                                               2002            2001
                                               ----            ----
                 Flat-Rolled Products           55%             51%
                 High Performance Metals        33%             36%
                 Industrial Products            12%             13%

      For the first six months of 2002, operating profit was $14.7 million compared to $26.3 million for the same 2001 period. Sales decreased 10% to

$984.3 million for the first six months of 2002 compared to $1,097.2 million for the same 2001 period. The decrease in sales is primarily due to continuing difficult business conditions in the end markets we serve, especially commercial aerospace, capital goods and electrical energy.

      We incurred a net loss of $18.6 million, or $0.23 loss per diluted share, for the first six months of 2002 compared to net income of $12.6 million, or $0.16 per diluted share, for the first six months of 2001.

      We continually strive to align our cost structure to deliver profitable performance utilizing cost reduction initiatives that will allow us to achieve a higher level of profitability. To that end, we have realized $60 million in cost reductions during the first six months of months of 2002 and $35 million during the second quarter of 2002. We have targeted at least $100 million of cost reductions for the full year 2002.

      On July 22, 2002, we announced workforce reductions of approximately 275 salaried employees, primarily in the Flat-Rolled Products segment. These reductions should be substantially completed by the end of the third quarter of 2002. We expect to record a one-time pre-tax charge in the third quarter 2002 of approximately $5.0 million, or $0.04 per share after-tax, in connection with these workforce reductions. This action is estimated to provide an annual pre-tax cost savings of approximately $18 million.

      We expect business conditions to remain difficult. Looking at the third quarter, we currently expect modest improvement in operating profit compared to the second quarter 2002. In the Flat-Rolled Products segment, the combination of some price increases and additional cost reductions should result in an improvement in operating profit. In the High Performance Metals segment, we expect further weakening demand from commercial aerospace and power generation markets to be partially offset by continuing improvement at our Wah Chang operations. In the Industrial Products segment, we expect business conditions to be relatively flat with the second quarter 2002.

      Sales and operating profit (loss) for our three business segments are discussed below.

FLAT-ROLLED PRODUCTS SEGMENT

      Second quarter Flat-Rolled Products segment sales were flat compared to the second quarter of 2001. However, the segment recorded an operating profit of $0.7 million for the 2002 second quarter compared to an operating loss of $12.2 million in the second quarter of 2001. For the first six months of 2002, sales declined 4% to $538.8 million and operating profit was $0.3 million compared to a $16.7 million loss in the same 2001 period. Operating results in the 2002 second quarter and first six months of 2002 benefited significantly from cost reductions of $17.8 million and $35.4 million, respectively, within the segment.

      For the second quarter 2002, finished commodity product shipments in the segment (including stainless steel sheet and plate, silicon electrical steel, and tool steel, among other products) were flat while average prices increased 2%. High-value product shipments (including standard strip, Precision Rolled Strip(R), nickel-based alloys and specialty steels, and titanium and titanium alloys) increased 7%, but average prices decreased 7%, primarily due to weak capital goods and aerospace markets.

      For the first six months of 2002, finished commodity product shipments in the segment were flat compared to the same 2001 period. Average prices for finished commodity products decreased 3% during the same period. High-value product shipments in the segment increased 3% compared to the first six months of 2001, while average prices for high-value products decreased 6%. First six months 2002 results were also negatively impacted by a weaker demand for our Flat-Rolled products from several consumer durables markets and capital goods markets.

      Comparative information on the segment's products is provided in the following table (unaudited):

                                                     Three Months
                                                        Ended
                                                       June 30,
                                                 ---------------------     %
                                                   2002         2001     Change
                                                 ---------------------   ------
Volume (finished tons):
 Commodity                                         92,483       91,134      1
 High Value                                        36,007       33,791      7
                                                 --------     --------
 Total                                            128,490      124,925      3

Average prices (per finished ton):
 Commodity                                       $  1,541     $  1,517      2
 High Value                                      $  3,668     $  3,942     (7)
 Combined Average                                $  2,141     $  2,171     (1)

                                                     Six Months
                                                        Ended
                                                       June 30,
                                                 ---------------------     %
                                                   2002         2001     Change
                                                 ---------------------   ------
Volume (finished tons):
 Commodity                                        179,914      180,898     (1)
 High Value                                        70,369       68,003      3
                                                 --------     --------
 Total                                            250,283      248,901      1

Average prices (per finished ton):
 Commodity                                       $  1,515     $  1,564     (3)
 High Value                                      $  3,713     $  3,948     (6)
 Combined Average                                $  2,135     $  2,216     (4)

HIGH PERFORMANCE METALS SEGMENT

      For the second quarter, sales declined 25% and operating profit decreased to $8.6 million compared to $22.5 million in the second quarter of 2001. Shipments of nickel-based and specialty steel products decreased 37% with essentially flat average prices, due to product mix. Shipments of titanium products decreased 8% and average prices decreased 12%. Shipments of exotic alloys decreased 9% and average prices increased 7%, primarily due to product mix. Although improved from the first quarter of 2002, second quarter 2002 results compared to the prior year period were negatively impacted by the carryover effect of the now-resolved strike at our Wah Chang facility, discussed below.

      Sales declined 17% to $327.8 million for the first six months of 2002 compared to the same period of last year due primarily to reduced demand from the segment's two largest markets, commercial aerospace and electrical energy. The decline in sales and the effects of the seven month labor strike at Wah Chang lowered operating profit to $12.9 million compared to $33.5 million in the year-ago period. Shipments of nickel-based and specialty steel products decreased 27% and average prices increased 1%. Shipments of titanium products decreased 14% and average prices decreased 3%. Shipments of exotic alloys increased 1% and average prices increased 4%, due to product mix.

      On March 22, 2002, we announced that our Wah Chang facility had reached a new six-year labor agreement ending a seven-month strike, which began on September 4, 2001. The new agreement covers approximately 660 employees. The new agreement became effective on April 1, 2002 and expires on March 31, 2008. The increase in labor costs as a result of the new agreement is less than one percent of our overall labor costs and is not material.

      Certain comparative information on the segment's major products is provided in the following table (unaudited):

                                                   Three Months
                                                       Ended
                                                     June 30,
                                                -------------------      %
                                                 2002        2001      Change
                                                -------     -------    ------
Volume (000's pounds):
 Nickel-based and specialty steel alloys          8,447      13,393     (37)
 Titanium mill products                           5,276       5,752      (8)
 Exotic alloys                                    1,015       1,120      (9)

Average prices (per pound):
 Nickel-based and specialty steel alloys        $  6.32     $  6.33      --
 Titanium mill products                         $ 10.76     $ 12.22     (12)
 Exotic alloys                                  $ 32.45     $ 30.27       7

                                                    Six Months
                                                       Ended
                                                     June 30,
                                                -------------------      %
                                                 2002        2001      Change
                                                -------     -------    ------
Volume (000's pounds):
 Nickel-based and specialty steel alloys         19,212      26,257     (27)
 Titanium mill products                          10,225      11,891     (14)
 Exotic alloys                                    1,884       1,861       1

Average prices (per pound):
 Nickel-based and specialty steel alloys        $  6.40     $  6.31       1
 Titanium mill products                         $ 11.41     $ 11.77      (3)
 Exotic alloys                                  $ 33.64     $ 32.47       4

INDUSTRIAL PRODUCTS SEGMENT


      Second quarter 2002 sales decreased 16% to $59.6 million, compared to the same period last year. Operating profit was $2.2 million compared to $5.4 million in the same 2001 period. For the first six months 2002, sales decreased 18.2% to $117.7 million compared to $143.8 million in the same 2001 period. Operating profit for the first six months of 2002 decreased to $1.5 million compared to $9.5 million in the same 2001 period. This segment has experienced a downturn in its markets, particularly the oil and gas, cutting tools and heavy truck markets.

CORPORATE ITEMS

      Corporate expenses decreased 36% to $4.5 million for second quarter of 2002 and decreased 27% to $10.2 million for the first six months of 2002, compared to the respective 2001 periods, due to continued cost reductions and lower incentive compensation accruals. Net interest expense increased to $7.9 million for the second quarter of 2002 from $7.6 million for the second quarter of 2001. For the first six months of 2002, net interest expense was $17.8 million compared to $15.6 million for the comparable prior year period. In 2002, higher interest costs associated with the ten-year Notes issued in December 2001 more than offset the reduction in overall indebtedness from the repayment of all short-term debt.

      A decline in the equity markets in 2001 and higher benefit liabilities from long-term labor contracts negotiated in 2001 and 2002 resulted in pre-tax retirement benefit expense of $5.5 million in the second quarter of 2002 and $11.2 million for the first six months of 2002 compared to retirement income of $16.4 million in the second quarter of 2001 and $32.9 million for the first six months of 2001. This retirement benefit expense, as compared to net retirement income in the prior year comparable periods, had and will have a negative effect on both cost of sales and selling and administrative expenses for 2002. A further decline in the value of pension assets between June 30, 2002 and the end of 2002, as compared to the levels at the end of 2001, would result in a further increase in pre-tax retirement benefit expense for 2003.

SPECIAL ITEMS

      The 2001 second quarter and six months results include an after-tax non-cash charge of $3.4 million, or $0.04 per share, related to the write-off of the Company's minority investment in the e-Business site, MetalSpectrum, which terminated operations during the second quarter of 2001. This non-cash charge was included in other income.

INCOME TAX PROVISION (BENEFIT)

      Our effective tax rate was (28.6%) and (34.7%) for quarter and year to date periods ended June 30, 2002, respectively, compared to 41.5% and 40.0% for the same periods in 2001. The income tax benefits for the 2002 periods result from the tax benefits associated with pretax losses.

FINANCIAL CONDITION AND LIQUIDITY

CASH FLOW AND WORKING CAPITAL

      During the six months ended June 30, 2002, cash generated from operations was $170.9 million, which included federal income tax refunds for the 2001 tax year of $45.6 million. Cash generated from operations and cash on hand at the beginning of the year was utilized to reduce debt by $78.8 million, pay dividends of $32.2 million and invest $25.5 million in capital expenditures. At June 30, 2002, cash and cash equivalents totaled $70.2 million, an increase of $36.5 million from December 31, 2001.

      Working capital decreased to $488.5 million at June 30, 2002 compared to $593.4 million at December 31, 2001. The current ratio decreased to 2.4 from 2.8 in this same period. The change in working capital and current ratio at June 30, 2002 compared to December 31, 2001 was primarily due to a reduction in inventories.

      As part of managing the liquidity of our business, we focus on controlling inventory, accounts receivable and accounts payable. In measuring performance in controlling this managed working capital, we exclude the effects of LIFO inventory valuation reserves, excess and obsolete inventory reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. During the first six months of 2002, managed working capital, which is defined as gross inventory plus accounts receivable less accounts payable, declined by $111.7 million, or 15%, to $614.1 million. The decline in managed working capital resulted from a $85.7 million decrease in gross inventory, an $8.0 million decrease in accounts receivable, and a $18.0 million increase in accounts payable.

      Capital expenditures for 2002 are expected to be approximately $50.0 million, of which $25.5 million had been expended through June 30, 2002.

      On June 11, 2002, a regular quarterly dividend of $0.20 per share of common stock was paid to stockholders of record at the close of business on May 29, 2002. On July 31, 2002, the Board of Directors declared a regular quarterly dividend of $0.20 per share of common stock. The dividend will be paid on September 10, 2002 to stockholders of record at the close of business on August 26, 2002. The future payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate.

DEBT

      At June 30, 2002, we had $509.4 million in total outstanding debt. Our debt to capitalization ratio decreased to 35.9% at June 30, 2002 from 38.1% at December 31, 2001. Our net debt to total capitalization ratio decreased to 32.6% at June 30, 2002 from 36.7% at December 31, 2001. These lower ratios resulted primarily from the use of operating cash flows to repay $78.8 million of debt.

      In December 2001, we issued $300 million of 8.375% Notes due December 15, 2011 in a transaction exempt from registration pursuant to Rule 144A under the Securities Act of 1933, as amended. In the second quarter of 2002, in accordance with the terms of the original Notes offering, the holders of the Notes exchanged the outstanding Notes for new Notes with substantially identical terms, but which are registered under the Securities Act. Interest on the Notes is payable semi-annually, on June 15 and December 15. These Notes contain default provisions with respect to default for the following, among other things: nonpayment of interest on the Notes for 30 days, default in payment of principal when due, or failure to cure any breach of a covenant as provided in the Notes. Any violation of the default provision could result in the requirement to immediately repay the borrowings.

      In December 2001, we entered into a credit agreement with a group of banks ("Bank Group") that provides for borrowings of up to $325 million on a revolving credit basis. The credit agreement consists of a short-term 364-day $130 million credit facility which expires in December 2002, and a $195 million credit facility which expires in December 2006. We had no borrowings outstanding under the revolving credit agreement through June 30, 2002. Interest is payable based upon London Interbank Offered Rates ("LIBOR") plus a spread, which can vary depending on our credit rating. We also have the option of using other alternative interest rate bases. The agreement has various covenants that limit our ability to dispose of assets and merge with another corporation. We are also required to maintain various financial statement ratios, including a covenant requiring the maintenance of a specified ratio of consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") to gross interest expense ("Interest Coverage Ratio") and a second covenant that requires us to maintain a ratio of total consolidated indebtedness to total capitalization ("Leverage Ratio"), both as defined by the agreement. At June 30, 2002, EBITDA (calculated in accordance with the credit agreement, which excludes certain non-cash charges) for the prior twelve month period was 3.3 times gross interest expense compared to a required ratio of at least 3.0 times gross interest expense. At June 30, 2002, the Leverage Ratio was 38% compared to a required ratio of not more than 60% of total capitalization. We were compliant with all aspects of our credit agreement at June 30, 2002.

      In August 2002, we reached an agreement with the Bank Group to revise these financial covenants. The following table summarizes the revised agreement with regard to the Interest Coverage Ratio requirement, which in accordance with the agreement, is calculated for the preceding twelve month period from the balance sheet date:

      September 30, 2002 through June 30, 2003          2.25X
      After June 30, 2003 through June 30, 2004         2.75X
      After June 30, 2004 through December 31, 2004     3.00X
      Thereafter                                        3.50X

      The definition of EBITDA was also amended to exclude up to $10 million of cash costs related to workforce reductions in 2002, and beginning in 2003, to add back non-cash pension expense or to deduct non-cash pension income calculated in accordance with SFAS No. 87, "Employers' Accounting for Pensions" (SFAS 87).

      The August 2002 credit agreement amendment also changes the Leverage Ratio to require that total consolidated indebtedness be not more than 50% of total capitalization. The revised Leverage Ratio would exclude any changes to capitalization resulting from non-cash balance sheet adjustments due to changes in net pension assets or liabilities recognized in accordance with the minimum liability provisions of SFAS 87. The amendment revises the definitions of total indebtedness and total capitalization such that cash and cash equivalents in excess of $25 million reduce total consolidated indebtedness and total capitalization by the amount of that excess.

      On July 23, 2002, Standard & Poor's Ratings Services lowered its long-term and short-term corporate credit ratings for our debt to BBB from BBB+ and to A-3 from A-2, respectively. On July 26, 2002, Moody's Investor Service placed under review for possible downgrade the Baa1 senior debt ratings and Prime-2 short term rating (commercial paper) for our debt. As a result of these changes and under current market conditions, we expect to be limited in our ability to issue commercial paper. Our credit ratings remain at investment grade.

      We believe that internally generated funds, current cash on hand and borrowings from existing credit lines will be adequate to meet our foreseeable needs. However, our ability to continue to utilize borrowings from existing credit lines may be adversely affected by further deterioration in our financial performance as well as other factors beyond our control.

CRITICAL ACCOUNTING POLICIES

RETIREMENT BENEFITS

      Accounting standards require a minimum pension liability be recorded if the value of pension assets are less than the accumulated pension benefit obligation (ABO) at the end of each year. If this condition exists at the end of 2002, we would record a non-cash charge to stockholders' equity equal to the value of the prepaid pension asset then recognized on the balance sheet, as well as the required minimum pension liability, both net of deferred taxes. The effect of such a non-cash charge would be a reduction in stockholders' equity by a minimum of approximately $400 million. Such a non-cash charge, which would not affect earnings, is likely if the performance of the equity markets does not improve during the remainder of the year.

      We have defined benefit pension plans and defined contribution plans covering substantially all of our employees. We have not made contributions to the defined benefit pension plan in the past six years because the plan has been fully funded. We are not required to make a contribution to the defined benefit pension plan for 2002. We will not be required to make a contribution for 2003 unless there is a substantial further decline in the value of pension assets.

      We account for our defined benefit pension plans in accordance with SFAS 87, which requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. A significant element in determining our pension income (expense) in accordance with SFAS 87 is the expected investment return on plan assets. We have assumed, based upon the types of securities comprising the plan assets and the long-term historical returns on these investments, that the long-term expected return on pension assets will be 9%. The assumed long-term rate of return on assets is applied to the market value of plan assets at the end of the previous year. This produces the expected return on plan assets that is included in annual pension income (expense) for the current year. The cumulative difference between this expected return and the actual return on plan assets is deferred and amortized into pension income or expense over future periods. The expected return on plan assets can vary significantly from year to year since the calculation is dependent on the market value of plan assets as of the end of the preceding year. Accounting principles generally accepted in the United States allow companies to calculate the expected return on pension assets using either an average of fair market values of pension assets over a period not to exceed five years, which reduces the volatility in reported pension income or expense, or their fair market value at the end of the previous year. However, the Securities and Exchange Commission currently does not permit companies to change from the fair market value at the end of the previous year methodology to an averaging of fair market values of plan assets methodology. As a result, our results of operations and those of other companies, including companies with which we compete, may not be comparable due to these different methodologies in calculating the expected return on pension assets in 2002, as compared to the levels at the end of 2001.

      At the end of each year, we determine the discount rate to be used to value pension plan liabilities. A discount rate of 7% was used for the valuation of pension obligations at December 31, 2001. In accordance with SFAS 87, the discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, we assess the rates of return on high quality, fixed-income investments. Changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, are deferred in accordance with SFAS 87.

      We also sponsor several defined benefit postretirement plans covering certain hourly and salaried employees. These plans provide health care and life insurance benefits for eligible employees. In certain plans, contributions towards premiums are capped based upon the cost as of a certain date, thereby creating a defined contribution. We use actuarial assumptions, including the discount rate and the expected trend in health care costs, to estimate the costs and benefits obligations for the plans. The discount rate, which is determined annually at the end of each year, is developed based upon rates of return on high quality, fixed-income investments. At December 31, 2001, we determined this rate to be 7%. Based upon cost increases quoted by our medical care providers for the remainder of 2002 and predictions of continued significant medical cost inflation in future years, we raised our expected trend in health care costs. The annual assumed rate of increase in the per capita cost of covered benefits for health care plans is estimated at 11% in 2002 and is assumed to decrease to 5% in the year 2009 and remain level thereafter.

      A further decline in the value of pension assets between June 30, 2002 and the end of 2002, as compared to the levels at the end of 2001, would result in a further increase in pre-tax retirement benefit expense for 2003.

GOODWILL AND INTANGIBLE ASSETS

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142").

      Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives, with no maximum life. In addition, SFAS 142 changes the test for goodwill impairment. The new impairment test for goodwill requires a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this comparison reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of the fair value of the reporting unit over the fair value of all recognized and unrecognized assets and liabilities.

      During the second quarter, we completed our initial impairment evaluation for the January 1, 2002 transition to SFAS 142. No impairment of the $188 million of goodwill, which was comprised of approximately $127 million for the Flat-Rolled Products segment, $51 million for the High Performance Metals segment, and $10 million for the Industrial Products segment, was determined to exist. The evaluation of goodwill included estimating the fair market value of each of the reporting units which have goodwill associated with their operations using discounted cash flow and multiples of cash earnings valuation techniques, plus valuation comparisons to recent public sale transactions of similar businesses, if any. These valuation methods require us to make estimates and assumptions regarding our future cash flows, profitability, and the cost of capital. Although we believe that the estimates and assumptions used were reasonable, actual results could differ from those estimates and assumptions. In accordance with SFAS 142, we will evaluate goodwill for impairment annually in the fourth quarter, beginning in the 2002 fourth quarter.

      Effective January 1, 2002, in accordance with the SFAS 142 pronouncement, we discontinued amortizing goodwill. Goodwill amortization for the quarter and year to date periods ended June 30, 2001 was $1.5 million and $2.9 million, respectively, or $0.01 and $0.02 per diluted share, respectively.

OTHER

      A summary of other significant accounting policies is discussed in Note 1 in our Annual Report on Form 10-K for the year ended December 31, 2001.

      The preparation of the financial statements in accordance with accounting principles generally accepted in the United States requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Areas of uncertainty that require judgments, estimates and assumptions include the accounting for derivatives, retirement plans, environmental and other contingencies as well as asset impairment, inventory valuation and collectibility of accounts receivable. We use historical information and other information which we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). This statement changes the accounting for asset retirement obligations.

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

OTHER MATTERS

Board of Directors

      On July 11, 2002, Brian P. Simmons was elected to the Board of Directors. Mr. Simmons is a partner and one of the founders of Code Hennessy & Simmons LLC, a private equity investment firm. He is also the son of Richard P. Simmons, who beneficially owns more than 5% of the Common Stock of the Company and retired as Chairman of the Company in 2000.

Costs and Pricing

      Although inflationary trends in recent years have been moderate, during the same period certain critical raw material costs, such as nickel and scrap containing nickel, have been volatile. We primarily use the last-in, first-out method of inventory accounting that reflects current costs in the cost of products sold. We consider these costs, the increasing costs of equipment and other costs in establishing our sales pricing policies and have instituted raw material surcharges on certain of our products to the extent permitted by competitive factors in the marketplace. We continue to emphasize cost reductions and containment in all aspects of our business.

      We change prices on certain of our products from time to time. The ability to implement price increases is dependent on market conditions, economic factors, raw material costs and availability, competitive factors, operating costs and other factors, some of which are beyond our control. The benefits of price increases may be delayed due to long manufacturing lead times and the terms of existing contracts. During the second quarter of 2002, we announced price increases of 3% to 6% on various types of our stainless steel products effective with shipments on July 1, 2002.

Labor Matters

      We have over 10,000 employees. A portion of our workforce is represented under various collective bargaining agreements, principally with the United Steelworkers of America ("USWA"), including: approximately 3,700 Allegheny Ludlum production and maintenance employees covered by collective bargaining agreements between Allegheny Ludlum and the USWA, which are effective through June 2007; approximately 325 Oremet employees covered by a collective bargaining agreement with the USWA which is effective through June 2007; and approximately 660 Wah Chang employees covered by a collective bargaining agreement with the USWA which continues through March 2008.

      On July 22, 2002, we announced workforce reductions of approximately 275 salaried employees, primarily in the Flat-Rolled Products segment. These reductions should be substantially completed by the end of the third quarter of 2002. We expect to record a one-time pre-tax charge of approximately $5.0 million, or $0.04 per share after-tax, in the third quarter 2002 in connection with these workforce reductions. This action is estimated to provide an annual pre-tax cost savings of approximately $18 million.

      During the second quarter of 2002, certain office and technical workers at Allegheny Ludlum voted to be represented by the USWA. The collective bargaining unit will consist of approximately 190 full and part-time employees at various Allegheny Ludlum facilities in Western Pennsylvania.

      Generally, agreements that expire may be terminated after notice by the union. After termination, the union may authorize a strike. A strike by the employees covered by one or more of the collective bargaining agreements could materially adversely affect our operating results. There can be no assurance that we will succeed in concluding collective bargaining agreements with the unions to replace those that expire.

Environmental

      We are subject to various domestic and international environmental laws and regulations that govern the discharge of pollutants into the air or water, and disposal of hazardous substances, and which may require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including sites at which we have been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability
Act, commonly known as Superfund, and comparable state laws. We could incur substantial cleanup costs, fines and civil or criminal sanctions, third party property damage or personal injury claims as a result of violations or liabilities under these laws or non-compliance with environmental permits required at our facilities. We are currently involved in the investigation and remediation of a number of the our current and former sites as well as third party location sites under these laws.

      With respect to proceedings brought under the federal Superfund laws or similar state statutes, we have been identified as a PRP at approximately 30 of such sites, excluding those at which we believe we have no future liability. Our involvement is very limited or de minimis at approximately 13 of these sites, and the potential loss exposure with respect to any of the remaining 17 individual sites is not considered to be material.

      In June 1995, the U.S. Government commenced an action against Allegheny Ludlum in the United States District Court for the Western District of Pennsylvania, alleging multiple violations of the federal Clean Water Act. The trial of this matter concluded in February 2001. In February 2002, the Court issued a decision imposing a penalty of $8.2 million for incidents at five facilities that occurred over a period of approximately six years, which Allegheny Ludlum had reported to the appropriate environmental agencies. We have asked the Court to reconsider its decision and in the interim are considering appealing the Court's decision. At June 30, 2002, we had adequate reserves for this matter.

      TDY Industries, Inc. (TDY) and another wholly-owned subsidiary, among others, have been identified by the U.S. Environmental Protection Agency (EPA) as PRPs at the Li Tungsten Superfund Site in Glen Cove, New York. However, we believe that most of the contamination at these sites resulted from work done while the United States government either owned or controlled operations at the Site, or from processes done for various agencies of the United States, and that the United States is liable for a substantial portion of the remediation costs at the Site. In November 2000, TDY filed a cost recovery and contribution action against the United States government. Negotiations between TDY and the United States are ongoing. An adverse resolution of this matter could have a material adverse effect on our results of operations and financial condition.

      At June 30, 2002, our reserves for environmental remediation obligations totaled approximately $45.9 million, of which approximately $17.7 million, including the federal Clean Water Act matter referred to above, were included in other current liabilities. The reserves include estimated probable future costs of $19.2 million for federal Superfund and comparable state-managed sites including the Li Tungsten Site referred to in the preceding paragraph; $4.2 million for formerly owned or operated sites for which we have remediation or indemnification obligations; $11.1 million for owned or controlled sites at which our operations have been discontinued; and $11.4 million for sites utilized by us in our ongoing operations. We are evaluating whether we may be able to recover a portion of future costs for environmental liabilities from third parties other than participating PRPs.

      The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of PRPs, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. We expect to expend present accruals over many years, and to complete remediation of various sites with which we have been identified within thirty years.

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

      We believe that we operate our businesses in compliance in all material respects with applicable environmental laws and regulations. However, we are a party to lawsuits and other proceedings involving alleged violations of environmental laws. When our liability is probable and we can reasonably estimate our costs, we record environmental liabilities on our financial statements. Except as described in this report, investigations are not at a stage where we have been able to determine liability, or if liability is probable, to reasonably estimate the loss, or range of loss, or certain components thereof. Estimates of our liability remain subject to additional uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluations and estimates of appropriate cleanup technology, methodology and cost, the extent of corrective actions that may be required, and the number and financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation. Accordingly, as investigation and remediation of these sites proceed and as we receive new information, we expect that we will adjust our accruals to reflect the new information. Future adjustments could have a material adverse effect on our results of operations in a given period, but we cannot reliably predict the amounts of such future adjustments.

      Based on currently available information, management does not believe that there is a reasonable possibility that a loss exceeding the amount already accrued for any of the sites with which we are currently associated (either individually or in the aggregate) will be an amount that would be material to a decision to buy or sell our securities. However, additional future developments, administrative actions or liabilities relating to environmental matters could have a material adverse effect on our financial condition and results of operations.

FORWARD-LOOKING AND OTHER STATEMENTS

      From time to time, we have made and may continue to make "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements in this report relate to future events and expectations and, as such, constitute forward-looking statements.
Forward-looking statements include those containing such words as "anticipates,"

"believes," "estimates," "expects," "would," "should," "will," "will likely result," "forecast," "outlook," "projects," and similar expressions. Such forward-looking statements are based on management's current expectations and include known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results or performance to materially differ from any future results or performance expressed or implied by such statements. Various of these factors are described from time to time in our filings with the Securities and Exchange Commission, including our Report on Form 10-K for the year ended December 31, 2001. We assume no duty to update our forward-looking statements.

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

      As part of our risk management strategy, we purchase exchange-traded futures contracts from time to time to manage exposure to changes in nickel prices, a component of raw material cost for some of our flat-rolled and high performance metals products. The nickel futures contracts obligate us to make or receive a payment equal to the net change in value of the contract at its maturity. These contracts are designated as hedges of the variability in cash flows of a portion of our forecasted purchases of nickel. Changes in the fair value of our nickel derivatives are recognized in other comprehensive income until the hedged item is recognized in the statement of operations. The ineffective portion of a derivative's change in fair value is immediately recognized in the statement of operations.

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

      As part of our strategy to manage our exposure to changes in interest rates by maintaining a mix of fixed and variable rate debt, we enter into interest rate swap contracts. At June 30, 2002, we have entered into "receive fixed, pay floating" arrangements for $150 million related to our 8.375% ten-year Notes, which effectively converts this portion of the Notes to variable rate debt. These contracts are designated as fair value hedges.

As a result, changes in the fair value of the swap contracts and the underlying fixed rate debt are recognized in the statement of operations. The result of the "receive fixed, pay floating" arrangements was a decrease in interest expense of $1.6 million for the second quarter and six months ended June 2002 compared to the fixed interest expense of the ten-year Notes. At June 30, 2002, the adjustment of these swap contracts to fair market value resulted in the recognition of an asset of $5.2 million on the balance sheet, included in Other Assets, with an offsetting increase in long-term debt, which represents the change in fair value of our 8.375% ten-year Notes. The swap contracts also contain a provision which allows the swap counterparty to terminate the swap contracts in the event our senior unsecured debt credit rating falls below investment grade.

      We have guaranteed the outstanding $150 million Allegheny Ludlum fixed rate 6.95% debentures due in 2025. In a period of declining interest rates, we face the risk of required interest payments exceeding those based on the then current market rate. To mitigate interest rate risk, we attempt to maintain a balance between fixed and floating rate debt in order to maximize liquidity and minimize financing costs.

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

      On October 1, 2001, the Company received an Administrative Complaint from the U.S. Environmental Protection Agency alleging that Allegheny Rodney failed to file required Toxic Chemical Release Reports for its Waterbury, Connecticut facility for the years 1996 through 1999. The EPA proposed the imposition of a civil penalty of $330,000 on account of this failure. The Company denied the allegations and set forth its defenses. A Consent Agreement and Final Order was finalized on July 30, 2002 in the amount of $29,400 settling all claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Our 2002 annual meeting of stockholders was held on May 9, 2002. Proxies for the meeting were solicited by us pursuant to Regulation 14A under the Securities Exchange Act of 1934. At that meeting, the five nominees for election as directors named in the proxy statement for the meeting were elected, having received the following number of votes:

                                        Number of Votes                   Number of Votes
   Name                                 For                               Withheld
   Robert P. Bozzone                    56,559,394                        15,556,485
   Frank V. Cahouet                     70,733,397                         1,382,482
   James C. Diggs                       71,173,971                           941,908
   W. Craig McClelland                  71,185,550                           930,329
   Charles J. Queenan                   68,719,829                         3,396,050

      In addition, the stockholders voted on a proposal to ratify the selection of Ernst & Young LLP as independent auditors of the Company for the 2002 fiscal year. The number of votes cast for the ratification was 68,932,351, the number of votes cast against approval was 2,821,905 and the number of abstentions was 360,123. There were no broker no-votes in connection with the ratification of the selection of Ernst & Young LLP.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            A list of exhibits included in this Report or incorporated by reference is found in the Exhibit Index beginning on page 37 of this Report and incorporated by reference.

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

                       ALLEGHENY TECHNOLOGIES INCORPORATED
                                  (REGISTRANT)


Date: August 14, 2002                      By /s/ R.J. Harshman
                                              ----------------------------------
                                              Richard J. Harshman
                                              Senior Vice President, Finance and
                                              Chief Financial Officer
                                              (Principal Financial Officer and
                                               Duly Authorized Officer)


Date: August 14, 2002                      By /s/ D.G. Reid
                                              ----------------------------------
                                              Dale G. Reid
                                              Vice President, Controller and
                                              Chief Accounting Officer
                                              (Principal Accounting Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Allegheny Technologies Incorporated (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: August 14, 2002               /s/ James L. Murdy
      -------------------           --------------------------------------
                                    James L. Murdy
                                    President and Chief Executive Officer


Date: August 14, 2002               /s/ Richard J. Harshman
      -------------------           --------------------------------------
                                    Richard J. Harshman
                                    Senior Vice President-Finance and
                                    Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
3.1      Certificate of Incorporation of Allegheny Technologies Incorporated, as
         amended, (incorporated by reference to Exhibit 3.1 to the Registrant's
         Report on Form 10-K for the year ended December 31, 1999 (File No.
         1-12001)).

3.2 Amended and Restated Bylaws of Allegheny Technologies Incorporated incorporated by reference to Exhibit 3.2 to the Registrant's Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12001)).

4.1 First Amendment dated as of August 12, 2002 to the Credit Agreement dated as of December 21, 2001 (filed herewith).