Form 10-Q
period 2002-09-30
ALLEGHENY TECHNOLOGIES INC
filed 2002-11-14
CIK 1018963

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to _____

                         Commission File Number 1-12001

                       ALLEGHENY TECHNOLOGIES INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                             25-1792394
-------------------------------                      ---------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

          1000 Six PPG Place
     Pittsburgh, Pennsylvania                                 15222-5479
----------------------------------------             ---------------------------
(Address of Principal Executive Offices)                      (Zip Code)

                                 (412) 394-2800
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X                 No
     ---------                 -------------

At November 4, 2002, the registrant had outstanding 80,635,515 shares of its Common Stock.

                       ALLEGHENY TECHNOLOGIES INCORPORATED
                                  SEC FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002


                                      INDEX

                                                                    Page No.

PART I. - FINANCIAL INFORMATION

       Item 1.  Financial Statements

       Consolidated Balance Sheets                                     3

       Consolidated Statements of Operations                           4

       Consolidated Statements of Cash Flows                           5

       Notes to Consolidated Financial Statements                      6

       Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                         22

       Item 3.  Quantitative and Qualitative
                Disclosures About Market Risk                         37

       Item 4.  Controls and Procedures                               38

PART II. - OTHER INFORMATION

       Item 1.  Legal Proceedings                                     39

       Item 6.  Exhibits and Reports on Form 8-K                      39

SIGNATURES                                                            40

CERTIFICATIONS                                                        41

EXHIBIT INDEX                                                         46

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                          ----------------------------

              ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
              ----------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                (In millions, except share and per share amounts)

                                                           September 30,   December 31,
                                                               2002             2001
                                                               ----             ----
                                                           (Unaudited)     (Audited)
ASSETS
Cash and cash equivalents                                  $     75.2     $     33.7
Accounts receivable, net                                        254.6          274.6
Inventories, net                                                420.4          508.4
Accrued income tax receivable                                    25.2           48.5
Deferred income taxes                                            31.9           33.5
Prepaid expenses and other current assets                        27.4           27.4
                                                           ----------     ----------
     Total Current Assets                                       834.7          926.1
Property, plant and equipment, net                              802.5          828.9
Prepaid pension cost                                            640.1          632.9
Cost in excess of net assets acquired                           192.8          188.4
Other assets                                                     78.7           66.9
                                                           ----------     ----------
     TOTAL ASSETS                                          $  2,548.8     $  2,643.2
                                                           ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                           $    167.9     $    155.3
Accrued liabilities                                             182.6          168.2
Short-term debt and current portion
   of long-term debt                                             16.1            9.2
                                                           ----------     ----------
     Total Current Liabilities                                  366.6          332.7
Long-term debt                                                  508.6          573.0
Accrued postretirement benefits                                 500.0          506.1
Deferred income taxes                                           170.0          153.7
Other                                                           110.7          133.0
                                                           ----------     ----------
     TOTAL LIABILITIES                                        1,655.9        1,698.5
                                                           ----------     ----------
STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.10: authorized-
   50,000,000 shares; issued-none                                --             --
Common stock, par value $0.10, authorized-500,000,000
   shares; issued-98,951,490 shares at September 30,
   2002 and December 31, 2001; outstanding-80,635,916
   shares at September 30, 2002 and 80,314,624 shares
   at December 31, 2001                                           9.9            9.9
Additional paid-in capital                                      481.2          481.2
Retained earnings                                               879.6          957.5
Treasury stock: 18,315,574 shares at
   September 30, 2002 and 18,636,866 shares
   at December 31, 2001                                        (469.5)        (478.2)
Accumulated other comprehensive
   loss, net of tax                                              (8.3)         (25.7)
                                                           ----------     ----------
     Total Stockholders' Equity                                 892.9          944.7
                                                           ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  2,548.8     $  2,643.2
                                                           ==========     ==========


The accompanying notes are an integral part of these statements.

              ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
              ----------------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                     (In millions except per share amounts)
                                   (Unaudited)


                                             Three Months Ended             Nine Months Ended
                                               September 30,                  September 30,
                                         ------------------------      -------------------------
                                            2002           2001           2002            2001
                                         ---------      ---------      ---------       ---------

Sales                                    $   469.3      $   537.7      $ 1,453.6       $ 1,634.9

Costs and expenses:
  Cost of sales                              419.7          470.3        1,316.5         1,431.0
  Selling and administrative
   expenses                                   47.1           45.3          146.9           146.2
  Restructuring costs                          5.5              -            5.5               -
                                         ---------      ---------      ---------       ---------
Income (loss) before interest,
   other income and income taxes              (3.0)          22.1          (15.3)           57.7

Interest expense, net                          8.3            7.1           26.1            22.7
Other income (expense)                        (2.3)          (0.5)          (0.7)            0.5
                                         ---------      ---------      ---------       ---------

Income (loss) before income taxes            (13.6)          14.5          (42.1)           35.5

Income tax provision (benefit)                (6.1)           6.5          (16.0)           14.9
                                         ---------      ---------      ---------       ---------

Net income (loss)                        $    (7.5)     $     8.0      $   (26.1)      $    20.6
                                         =========      =========      =========       =========

Basic and diluted net income
  (loss) per common share                $   (0.09)     $    0.10      $   (0.32)      $    0.26
                                         =========      =========      =========       =========

Dividends declared per common share      $    0.20      $    0.20      $    0.60       $    0.60
                                         =========      =========      =========       =========


     The accompanying notes are an integral part of these statements.

              ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
              ----------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                  (In millions)
                                   (Unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                           ---------------------
                                                             2002          2001
                                                           -------       -------
OPERATING ACTIVITIES:
  Net income (loss)                                        $ (26.1)      $  20.6
  Adjustments to reconcile net income (loss) to net
        cash provided by operating activities:
      Depreciation and amortization                           68.5          74.7
      Deferred income taxes                                   18.4          (0.8)
      Gains on sales of investments and businesses            (2.4)         (2.7)
      Non-cash restructuring gain                             (1.7)            -
      Non-cash write-off of MetalSpectrum investment             -           5.5
  Change in operating assets and liabilities:
      Inventories                                             88.0          37.5
      Income tax refunds received                             45.6             -
      Accrued income taxes receivable                        (22.3)            -
      Accounts receivable                                     20.2          14.8
      Accounts payable                                        13.1           7.0
      Prepaid pension cost                                    (7.3)        (30.8)
      Accrued liabilities and other                           10.3         (31.4)
                                                           -------       -------
CASH PROVIDED BY OPERATING ACTIVITIES                        204.3          94.4

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                 (35.9)        (78.3)
  Other                                                        2.2           7.4
                                                           -------       -------
CASH USED IN INVESTING ACTIVITIES                            (33.7)        (70.9)

FINANCING ACTIVITIES:
  Net borrowings (repayments) under credit facilities        (72.7)         35.0
  Payments on long-term debt and capital leases               (8.1)         (0.5)
  Borrowings on long-term debt                                   -           4.5
                                                           -------       -------
    Net increase (decrease) in debt                          (80.8)         39.0
  Dividends paid                                             (48.3)        (48.1)
  Other                                                          -          (2.8)
                                                           -------       -------
CASH USED IN FINANCING ACTIVITIES                           (129.1)        (11.9)
                                                           -------       -------


INCREASE IN CASH AND CASH EQUIVALENTS                         41.5          11.6
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR            33.7          26.2
                                                           -------       -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $  75.2       $  37.8
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


New Accounting Pronouncements
-----------------------------

     In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This statement establishes accounting guidelines for the recognition and measurement of liabilities for costs associated with exit or disposal activities initially at fair value in the period in which the liabilities are incurred, rather than at the date of a commitment to an exit or disposal plan. This standard is effective January 1, 2003 for all exit or disposal activities initiated after that date. The Company intends to adopt this standard at January 1, 2003. Upon adoption, this standard may affect the periods in which costs are recognized for workforce reductions or facility closures, although the ultimate amount of costs recognized would be the same.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), and Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). These statements change the accounting for goodwill and intangible assets, and asset retirement obligations.

     Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their useful lives, with no maximum life. In addition, SFAS 142 changes the test for goodwill impairment. The new impairment test for goodwill requires a comparison of the fair value of each reporting unit that has goodwill associated with its operations with its carrying amount, including goodwill. If this comparison reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of the fair value of the reporting unit over the fair value of all recognized and unrecognized assets and liabilities.

     During the second quarter 2002, the Company completed its initial impairment evaluation for the January 1, 2002 transition to SFAS 142. No impairment of the $188 million of goodwill, which was comprised of approximately $127 million for the Flat-Rolled Products segment, $51 million for the High Performance Metals segment, and $10 million for the Industrial Products segment, was determined to exist. The evaluation of goodwill included estimating the fair market value of each of the reporting units which have goodwill associated with their operations using discounted cash flow and multiples of cash earnings valuation techniques, plus valuation comparisons to recent public sale transactions of similar businesses, if any. These valuation methods require the Company to make estimates and assumptions regarding future cash flows, profitability, and the cost of capital. Although the Company believes that the estimates and assumptions used were reasonable, actual results could differ from those estimates and assumptions. In accordance with SFAS 142, the Company will evaluate goodwill annually for impairment. The Company will perform this test in the fourth quarter, beginning in the 2002 fourth quarter.

     Effective January 1, 2002, in accordance with the SFAS 142 pronouncement, the Company discontinued amortizing goodwill. Goodwill amortization for the quarter and year-to-date periods ended September 30, 2001 was $1.5 million and $4.4 million, respectively, or $0.01 and $0.03 per diluted share, respectively.

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


NOTE 2.  INVENTORIES

     Inventories were as follows (in millions):


                                              September 30,    December 31,
                                                  2002             2001
                                              -------------    ------------
                                              (unaudited)        (audited)


Raw materials and supplies                      $   55.6         $   85.9
Work-in-process                                    362.7            419.6
Finished goods                                      78.5             83.0
                                                --------         --------
Total inventories at current cost                  496.8            588.5
Less allowances to reduce current cost
     values to LIFO basis                          (74.6)           (77.2)
Progress payments                                   (1.8)            (2.9)
                                                --------         --------
Total inventories                               $  420.4         $  508.4
                                                ========         ========

NOTE 3.  SUPPLEMENTAL BALANCE SHEET INFORMATION

     Property, plant and equipment were as follows (in millions):

                                                 September 30,      December 31,
                                                     2002               2001
                                                 -------------      ------------
                                                 (unaudited)          (audited)

Land                                               $   30.9           $   30.6
Buildings                                             237.3              219.4
Equipment and leasehold improvements                1,554.3            1,534.4
                                                   --------           --------
                                                    1,822.5            1,784.4
Accumulated depreciation and amortization          (1,020.0)            (955.5)
                                                   --------           --------
Total property, plant and equipment, net           $  802.5           $  828.9
                                                   ========           ========



NOTE 4. DEBT

     Debt at September 30, 2002 and December 31, 2001 was as follows (in millions):

                                          September 30,    December 31,
                                              2002              2001
                                          -------------    ------------
                                           (unaudited)      (audited)
Allegheny Technologies $300 million
  8.375% Notes due 2011, net (a)             $313.7           $292.5
Allegheny Ludlum 6.95% debentures,
  due 2025                                    150.0            150.0
Commercial paper                                  -             70.0
Bank Group credit agreement                       -                -
Foreign credit agreements                      23.0             25.6
Industrial revenue bonds, due 2002
  through 2011                                 21.7             22.5
Capitalized leases and other                   16.3             21.6
                                             ------           ------
                                              524.7            582.2
Short-term debt and current portion
  of long-term debt                           (16.1)            (9.2)
                                             ------           ------
Total long-term debt                         $508.6           $573.0
                                             ======           ======

     (a) Includes fair value adjustments for interest rate swap contracts of $20.2 million at September 30, 2002.

     Scheduled maturities of borrowings through 2006 are $10.2 million for the remainder of 2002, $9.9 million in 2003, $21.1 million in 2004, $0.6 million in 2005 and $0.6 million in 2006.

     In December 2001, the Company issued $300 million of 8.375% Notes due December 15, 2011. Interest on the Notes is payable semi-annually, on June 15 and December 15. These Notes contain default provisions for the following, among other things: nonpayment of interest on the Notes for 30 days, default in payment of principal when due, or failure to cure the breach of a covenant as provided in the Notes. Any violation of the default provision could result in the requirement to immediately repay the borrowings.

     Interest rate swap contracts are used from time-to-time to manage the Company's exposure to interest rate risks. These contracts involve the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the contracts without an exchange of the underlying principal amount. These contracts are designated as fair value hedges. As a result, changes in the fair value of the swap contracts and the underlying fixed rate debt are recognized in the statement of operations. At September 30, 2002, the Company had entered into "receive fixed, pay floating" arrangements for $150 million related to the 8.375% ten-year Notes which effectively convert this portion of the Notes to variable rate debt. The result of the "receive fixed, pay floating" arrangements was a decrease in interest expense of $1.6 million and $3.1 million for the third quarter and nine months ended September 2002, respectively, compared to the fixed interest expense of the ten-year Notes. At September 30, 2002, the adjustment of these swap contracts to fair market value resulted in the recognition of an asset of $20.2 million on the balance sheet, included in Other assets, with an offsetting increase in Long-term debt. The swap contracts contain a provision which allows the swap counterparty to terminate the swap contracts in the event the Company's senior unsecured debt credit rating falls below investment grade.

     In December 2001, the Company entered into a credit agreement with a group of banks ("Bank Group") that provides for borrowings of up to $325 million on a revolving credit basis. The credit agreement consists of a short-term 364-day $130 million credit facility which expires in December 2002, and a $195 million credit facility which expires in December 2006. There were no borrowings outstanding under the revolving credit agreement through September 30, 2002. The Company is currently in discussions with its Bank Group to extend the short-term 364-day $130 million portion of the credit facility. Interest on credit facility borrowings is payable based upon London Interbank Offered Rates ("LIBOR") plus a spread, which can vary depending on the Company's credit rating. The Company also has the option of using other alternative interest rate bases. The agreement has various covenants that limit the Company's ability to dispose of assets and merge with another corporation. The agreement also contains covenants that require the Company to maintain various financial statement ratios, including a covenant requiring the maintenance of a specified minimum ratio of consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") to gross interest expense ("Interest Coverage Ratio") and a second covenant that requires the Company to not exceed a specified maximum ratio of total consolidated indebtedness to total capitalization ("Leverage Ratio"), both as defined by the agreement. The Company was compliant with these covenants at September 30, 2002.

     The following table summarizes the Interest Coverage Ratio requirement which, in accordance with the agreement, is calculated for the preceding twelve month period from the balance sheet date:

    September 30, 2002 through June 30, 2003                    2.25X
    After June 30, 2003 through June 30, 2004                   2.75X
    After June 30, 2004 through December 31, 2004               3.00X
    Thereafter                                                  3.50X

     The definition of EBITDA excludes up to $10 million of cash costs related to workforce reductions in 2002 and, beginning in 2003, includes the add back of non-cash pension expense or the deduction of non-cash pension income calculated in accordance with SFAS No. 87, "Employers' Accounting for Pensions" ("SFAS 87").

     The Leverage Ratio requires that total consolidated indebtedness be not more than 50% of total capitalization. The Leverage Ratio excludes any changes to capitalization resulting from non-cash balance sheet adjustments due to changes in net pension assets or liabilities recognized in accordance with the minimum liability provisions of SFAS 87. Cash and cash equivalents in excess of $25 million reduce total consolidated indebtedness and total capitalization by the amount of that excess.

     At September 30, 2002, EBITDA (calculated in accordance with the credit agreement, which excludes certain non-cash charges) for the prior twelve month period was 2.58 times gross interest expense compared to a required ratio of at least 2.25 times gross interest expense. At September 30, 2002, the Leverage Ratio was 37% compared to a required ratio of not more than 50% of total capitalization. The Leverage Ratio has the effect of limiting the total amount the Company may borrow and the amount of dividends which may be paid; at September 30, 2002, the Leverage Ratio would limit the amount of additional borrowings and dividends to approximately $370 million.

     In July 2002, Standard & Poor's Ratings Services lowered its long-term and short-term corporate credit ratings for the Company's debt to BBB from BBB+ and to A-3 from A-2, respectively. On October 25, 2002, Moody's Investor Service lowered its long-term corporate credit ratings for the Company's debt to Baa2 from Baa1. The Moody's Prime-2 short term rating (commercial paper) for the Company's debt was unchanged. As a result of these changes and under current market conditions, the Company expects to be limited in its ability to issue commercial paper. The Company's credit ratings remain investment grade.




                      (this space intentionally left blank)

NOTE 5.  BUSINESS SEGMENTS

     Following is certain financial information with respect to the Company's business segments for the periods indicated (in millions):


                                       Three Months Ended                Nine Months Ended
                                          September 30,                    September 30,
                                    -----------------------         -------------------------
                                      2002           2001             2002             2001
                                    --------       --------         --------         --------
                                          (unaudited)                      (unaudited)
Total sales:

Flat-Rolled Products                $  268.4       $  290.0         $  814.4         $  865.2
High Performance Metals                153.4          205.0            497.3            634.3
Industrial Products                     56.8           67.2            174.5            211.0
                                    --------       --------         --------         --------
                                       478.6          562.2          1,486.2          1,710.5
Intersegment sales:

Flat-Rolled Products                     2.0            8.1              9.2             24.8
High Performance Metals                  7.3           16.4             23.4             50.8
                                    --------       --------         --------         --------
                                         9.3           24.5             32.6             75.6
Sales to external customers:

Flat-Rolled Products                   266.4          281.9            805.2            840.4
High Performance Metals                146.1          188.6            473.9            583.5
Industrial Products                     56.8           67.2            174.5            211.0
                                    --------       --------         --------         --------
                                    $  469.3       $  537.7         $1,453.6         $1,634.9
                                    ========       ========         ========         ========

Operating profit(loss):

Flat-Rolled Products                $    3.9       $   (6.0)        $    4.2         $  (22.7)
High Performance Metals                  9.3           22.9             22.2             56.4
Industrial Products                      1.6            2.5              3.1             12.0
                                    --------       --------         --------         --------

Total operating profit                  14.8           19.4             29.5             45.7

Corporate expenses                      (5.6)          (5.7)           (15.8)           (19.7)
Interest expense, net                   (8.3)          (7.1)           (26.1)           (22.7)
Restructuring costs                     (5.5)             -             (5.5)               -
Other expenses, net of gains
  on asset sales                        (3.6)          (2.2)            (7.6)           (10.8)
Retirement benefit (expense)
  income                                (5.4)          10.1            (16.6)            43.0
                                    --------       --------         --------         --------
Income (loss) before income
  taxes                             $  (13.6)      $   14.5         $  (42.1)        $   35.5
                                    ========       ========         ========         ========


     Other expenses, net of gains on asset sales for the third quarter 2002 and nine months ended 2002 include a non-cash, non-recurring charge of $1.7 million, related to the Company's approximately 30% equity in net losses of New Piper Aircraft, Inc. The Company's $4 million investment in New Piper Aircraft, Inc., which is held for sale, is accounted for using the equity method and is included in Other assets on the balance sheet. Other expenses, net of gains on asset sales for the nine months ended 2001 include a non-cash charge of $5.5 million related to the write-off of the Company's minority investment in the e-Business site, MetalSpectrum, which terminated operations during the second quarter of 2001.

     Retirement benefit (expense) income represents pension income net of other postretirement benefit expenses. Operating profit with respect to the Company's business segments excludes any retirement benefit expense or income.


NOTE 6.  RESTRUCTURING CHARGES

     The Company recorded $5.5 million of restructuring charges during the third quarter of 2002 related to workforce reductions. These cost reduction actions, which affected approximately 340 employees, primarily salaried and predominantly in the Flat-Rolled Products segment, were substantially complete by the end of the third quarter. The restructuring costs included $7.2 million of severance expenses partially offset by $1.7 million of non-cash income recognized on the curtailment of postretirement benefits for terminated employees.


NOTE 7. NET INCOME (LOSS) PER COMMON SHARE

     The following table sets forth the computation of basic and diluted net income (loss) per common share (in millions, except per share amounts):


                                             Three Months Ended               Nine Months Ended
                                               September 30,                    September 30,
                                         -------------------------        -------------------------
                                           2002             2001            2002             2001
                                         --------         --------        --------         --------
                                                (unaudited)                      (unaudited)
Numerator for basic and diluted
     net income (loss) per common
     share - net income (loss)           $   (7.5)        $    8.0        $  (26.1)        $   20.6
                                         ========         ========        ========         ========

Denominator:
     Weighted average shares                 80.6             80.2            80.5             80.2
     Contingent issuable stock                  -              0.1               -              0.1
                                         --------         --------        --------         --------
     Denominator for basic net
         income (loss) per common
         share                               80.6             80.3            80.5             80.3

Effect of dilutive securities:

Dilutive potential common shares
- employee stock options                        -              0.2               -              0.2
                                         --------         --------        --------         --------

Denominator for diluted net
     income (loss) per common
     share - adjusted weighted
     average shares                          80.6             80.5            80.5             80.5
                                         ========         ========        ========         ========

Basic and diluted net income
(loss) per common share                  $  (0.09)        $   0.10        $  (0.32)        $   0.26
                                         ========         ========        ========         ========

     For the 2002 periods, the effects of stock options were antidilutive and thus not included in the calculation of dilutive earnings per share.

NOTE 8. COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss), net of tax, were as follows (in millions):

                                                   Three Months Ended               Nine Months Ended
                                                      September 30,                   September 30,
                                                 -----------------------         -----------------------
                                                  2002            2001            2002            2001
                                                 -------         -------         -------         -------
                                                       (unaudited)                     (unaudited)
Net income (loss)                                $  (7.5)        $   8.0         $ (26.1)        $  20.6
                                                 -------         -------         -------         -------
Foreign currency translation
    gains                                            8.9             1.6            12.6             2.9
                                                 -------         -------         -------         -------
Unrealized gains (losses) on
    energy, raw materials and
    currency hedges, net of tax                     (3.0)            0.1             4.4            (8.6)
                                                 -------         -------         -------         -------
Unrealized holding gains (losses) arising
during the period                                      -            (1.9)            0.4            (2.3)
  Less: realized gains
   included in net income(loss)                        -               -               -             1.3
                                                 -------         -------         -------         -------
                                                       -            (1.9)            0.4            (3.6)
                                                 -------         -------         -------         -------

Comprehensive income (loss)                      $  (1.6)        $   7.8         $  (8.7)        $  11.3
                                                 =======         =======         =======         =======


NOTE 9.  FINANCIAL INFORMATION FOR SUBSIDIARY AND GUARANTOR PARENT

     The payment obligations under the $150 million 6.95% debentures due 2025 issued by Allegheny Ludlum Corporation (the "Subsidiary") are fully and unconditionally guaranteed by Allegheny Technologies Incorporated (the "Guarantor Parent"). In accordance with positions established by the Securities and Exchange Commission, the financial information in this Note 9 sets forth separately financial information with respect to the Subsidiary, the non-guarantor subsidiaries and the Guarantor Parent. The principal elimination entries eliminate investments in subsidiaries and certain intercompany balances and transactions. Investments in subsidiaries, which are eliminated in consolidation, are included in Other assets on the balance sheets.

     In 1996, the underfunded defined benefit pension plans of the Subsidiary were merged with the overfunded defined benefit pension plans of Teledyne, Inc. and Allegheny Technologies became the plan sponsor. As a result, the balance sheets presented for the Subsidiary and the non-guarantor subsidiaries do not include the Allegheny Technologies net prepaid pension asset or the related deferred taxes. Solely for purposes of this presentation, pension income has been allocated to the Subsidiary and the non-guarantor subsidiaries to offset pension and postretirement expenses which may be funded with pension assets. This allocated pension income has not been recorded in the financial statements of the Subsidiary or the non-guarantor subsidiaries. Management and royalty fees charged to the Subsidiary and to the non-guarantor subsidiaries by the Guarantor Parent have been excluded solely for purposes of this presentation.

NOTE 9. CONTINUED

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
September 30, 2002 (unaudited)

------------------------------------------------------------------------------------------------------------
                                  Guarantor                   Non-guarantor
(In millions)                        Parent      Subsidiary    Subsidiaries      Eliminations   Consolidated
------------------------------------------------------------------------------------------------------------
Assets:
Cash                               $      -        $   61.5        $   13.7       $       -         $   75.2
Accounts receivable, net                0.2            96.0           158.4               -            254.6
Inventories, net                          -           182.8           237.6               -            420.4
Accrued income tax refunds             25.2               -               -               -             25.2
Deferred income taxes                  31.9               -               -               -             31.9
Prepaid expenses and other
   current assets                       0.5             9.3            17.6               -             27.4
                                   -------------------------------------------------------------------------
  Total current assets                 57.8           349.6           427.3               -            834.7
Property, plant, and
   equipment, net                         -           428.1           374.4               -            802.5
Prepaid pension cost                  640.1               -               -               -            640.1
Cost in excess of net
   assets acquired                        -           112.1            80.7               -            192.8
Other assets                        1,200.8           595.6           349.5        (2,067.2)            78.7
                                   -------------------------------------------------------------------------
Total assets                       $1,898.7        $1,485.4        $1,231.9       $(2,067.2)        $2,548.8
                                   =========================================================================

Liabilities and
   stockholders' equity:
Current liabilities:
Accounts payable                   $    1.4        $   93.7        $   72.8       $       -         $  167.9
Accrued liabilities                   506.5            61.7           124.6          (510.2)           182.6
Short-term debt                           -            10.6             5.5               -             16.1
                                   -------------------------------------------------------------------------
Total current liabilities             507.9           166.0           202.9          (510.2)           366.6
Long-term debt                        313.7           419.7            34.8          (259.6)           508.6
Accrued postretirement
   benefits                               -           309.4           190.6               -            500.0
Deferred income taxes                 170.0               -               -               -            170.0
Other long-term liabilities            14.2            26.4            70.1               -            110.7
                                   -------------------------------------------------------------------------
Total liabilities                   1,005.8           921.5           498.4          (769.8)         1,655.9
                                   -------------------------------------------------------------------------
Total stockholders' equity            892.9           563.9           733.5        (1,297.4)           892.9
                                   -------------------------------------------------------------------------
Total liabilities and
 stockholders' equity              $1,898.7        $1,485.4        $1,231.9       $(2,067.2)        $2,548.8
                                   =========================================================================

NOTE 9. CONTINUED

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations


 For the nine months ended September 30, 2002 (unaudited)
----------------------------------------------------------------------------------------------------------
                                     Guarantor                 Non-guarantor
(In millions)                           Parent     Subsidiary   Subsidiaries   Eliminations  Consolidated
----------------------------------------------------------------------------------------------------------
Sales                                  $     -       $  749.8       $  703.8        $     -      $1,453.6
Cost of sales                             10.1          721.8          584.6              -       1,316.5
Selling and administrative
 expenses                                 35.1           20.0           91.8              -         146.9
Restructuring costs                          -            4.1            1.4              -           5.5
Interest expense                          16.9            7.8            1.4              -          26.1

Other income(expense)
  including equity in income
  of unconsolidated
  subsidiaries                            23.4           (0.1)           7.6          (31.6)         (0.7)
                                   -----------------------------------------------------------------------
Income (loss) before income
 taxes                                   (38.7)          (4.0)          32.2          (31.6)        (42.1)
Income tax provision (benefit)           (12.6)          (6.2)          14.8          (12.0)        (16.0)
                                   -----------------------------------------------------------------------
Net income (loss)                     $  (26.1)      $    2.2       $   17.4       $  (19.6)     $  (26.1)
                                   =======================================================================


Condensed Statements of Cash Flows

For the nine months ended September 30, 2002 (unaudited)
---------------------------------------------------------------------------------------------------------

                                     Guarantor                   Non-guarantor
(In millions)                           Parent     Subsidiary     Subsidiaries  Eliminations Consolidated
---------------------------------------------------------------------------------------------------------
Cash flows from operating
 activities                           $   74.8       $   79.8       $  (52.3)      $  102.0      $  204.3
                                   -----------------------------------------------------------------------
Cash flows from investing
 activities                                  -           (8.8)         (32.6)           7.7         (33.7)
                                   -----------------------------------------------------------------------
Cash flows from financing
 activities                           $  (75.2)      $  (23.8)      $   79.6       $ (109.7)     $ (129.1)
                                   -----------------------------------------------------------------------

NOTE 9. CONTINUED

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets

December 31, 2001 (audited)
----------------------------------------------------------------------------------------------------------

                                     Guarantor                  Non-guarantor
(In millions)                           Parent     Subsidiary    Subsidiaries   Eliminations  Consolidated
----------------------------------------------------------------------------------------------------------
Assets:
Cash                                  $    0.4       $   14.3       $   19.0       $      -      $   33.7
Accounts receivable, net                   0.1           84.8          189.7              -         274.6
Inventories, net                             -          249.2          259.2              -         508.4
Accrued income tax
  receivable                              48.5              -              -              -          48.5
Deferred income taxes                     33.5              -              -              -          33.5
Prepaid expenses, and other
  current assets                           0.1            9.9           17.4              -          27.4
                                   -----------------------------------------------------------------------
  Total current assets                    82.6          358.2          485.3              -         926.1

Property, plant, and
  equipment, net                             -          459.7          369.2              -         828.9
Prepaid pension cost                     632.9              -              -              -         632.9
Cost in excess of net
  assets acquired                            -          112.1           76.3              -         188.4
Other assets                           1,175.6          539.3          337.4       (1,985.4)         66.9
                                   -----------------------------------------------------------------------
Total assets                          $1,891.1       $1,469.3       $1,268.2      $(1,985.4)     $2,643.2
                                   =======================================================================

Liabilities and
  stockholders' equity:
Current liabilities:
Accounts payable                      $    1.4       $   77.4       $   76.5     $        -      $  155.3
Accrued liabilities                      413.2           45.0          222.5         (512.5)        168.2
Short-term debt                              -            0.5            8.7              -           9.2
                                   -----------------------------------------------------------------------
Total current liabilities                414.6          122.9          307.7         (512.5)        332.7
Long-term debt                           362.5          370.4           40.0         (199.9)        573.0
Accrued postretirement
  benefits                                   -          302.4          203.7              -         506.1
Deferred income taxes                    153.7              -              -              -         153.7
Other long-term liabilities               15.6           28.7           88.7              -         133.0
                                   -----------------------------------------------------------------------
Total liabilities                        946.4          824.4          640.1         (712.4)      1,698.5
                                   -----------------------------------------------------------------------
Total stockholders' equity               944.7          644.9          628.1       (1,273.0)        944.7
                                   -----------------------------------------------------------------------
Total liabilities and
  stockholders' equity                $1,891.1       $1,469.3       $1,268.2      $(1,985.4)     $2,643.2
                                   =======================================================================

NOTE 9. CONTINUED

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations

 For the nine months ended September 30, 2001 (unaudited)
----------------------------------------------------------------------------------------------------------

                                     Guarantor                  Non-guarantor
(In millions)                           Parent     Subsidiary    Subsidiaries   Eliminations  Consolidated
----------------------------------------------------------------------------------------------------------
Sales                                  $     -       $  823.6       $  811.3     $        -      $1,634.9
Cost of sales                            (24.0)         814.1          640.9              -       1,431.0
Selling and administrative
 expenses                                  6.2           30.1          109.9              -         146.2
Interest expense (income)                 27.2           (0.6)          (3.9)             -          22.7
Other income(expense)
 including equity in income
 of unconsolidated
 subsidiaries                             53.2              -            0.6          (53.3)          0.5
                                   -----------------------------------------------------------------------
Income (loss) before income taxes         43.8          (20.0)          65.0          (53.3)         35.5
Income tax provision
 (benefit)                                23.2           (4.5)          22.5          (26.3)         14.9
                                   -----------------------------------------------------------------------
Net income (loss)                     $   20.6       $  (15.5)      $   42.5       $  (27.0)     $   20.6
                                   =======================================================================


Condensed Statements of Cash Flows

For the nine months ended September 30, 2001 (unaudited)
----------------------------------------------------------------------------------------------------------

                                     Guarantor                    Non-guarantor
(In millions)                           Parent     Subsidiary     Subsidiaries   Eliminations Consolidated
----------------------------------------------------------------------------------------------------------
Cash flows from operating
   activities                         $    3.5       $  106.2       $   85.7       $ (101.0)     $   94.4
                                   -----------------------------------------------------------------------
Cash flows from investing
   activities                              7.4          (14.5)         (61.2)          (2.6)        (70.9)
                                   -----------------------------------------------------------------------
Cash flows from financing
   activities                         $   (9.7)      $  (80.2)      $  (25.6)      $  103.6      $  (11.9)
                                   -----------------------------------------------------------------------


NOTE 10.  COMMITMENTS AND CONTINGENCIES

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

     Environmental liabilities are recorded when the Company's liability is probable and the costs are reasonably estimable. Except as described in this
Note 10, investigations are not at a stage where the Company has been able to determine whether it is liable or, if liability is probable, to reasonably estimate the loss or range of loss, or certain components thereof. Estimates of the Company's liability are further subject to additional uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluations and estimates of appropriate cleanup technology, methodology and cost, the extent of corrective actions that may be required, and the number and financial condition of other PRPs, as well as the extent of their responsibility for the remediation. Accordingly, as investigation and remediation of these sites proceed and as the Company receives new information, the Company expects that it will adjust its accruals to reflect the new information. Future adjustments could have a material adverse effect on the Company's results of operations in a given period, but the Company cannot reliably predict the amounts of such future adjustments.

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

     In June 1995, the U.S. Government commenced an action against Allegheny Ludlum in the United States District Court for the Western District of Pennsylvania, alleging multiple violations of the Federal Clean Water Act. The trial of this matter concluded in February 2001. In February 2002, the Court issued a decision imposing a penalty of $8.2 million for incidents at five facilities that occurred over a period of approximately six years, which Allegheny Ludlum had reported to the appropriate environmental agencies. The Company asked the Court to reconsider its decision, which the Court denied in October 2002. The Company intends to appeal the Court's decision. At September 30, 2002, the Company had adequate reserves for this matter.

     The Company formerly operated its Teledyne Ryan Aeronautical division at a facility leased from the San Diego Unified Port District ("Port District") in San Diego, CA ("San Diego facility"). The lease for the facility has terminated as discussed below. The Company is conducting an environmental assessment of portions of the San Diego facility at the request of the California Regional Water Quality Control Board (RWQCB). At this stage of the assessment, the Company cannot predict if any remediation will be necessary. The Company remediated in 1998 and continues to monitor a lagoon near the San Diego facility. The Company is also seeking approval from the San Diego Department of Public Health for the 1996 closure of four underground storage tanks at the San Diego facility. The Company is evaluating potential claims it has against neighboring property owners and other PRPs related to the environmental condition of the San Diego facility.

     TDY Industries, Inc. (TDY) and another wholly-owned subsidiary, among others, have been identified by the U.S. Environmental Protection Agency (EPA) as PRPs at the Li Tungsten Superfund Site in Glen Cove, New York. The Company believes that most of the contamination at the Site resulted from work done while the United States government either owned or controlled operations at the Site, or from processes done for various agencies of the United States, and that the United States is liable for a substantial portion of the remediation costs at the Site. In November 2000, TDY filed a cost recovery and contribution action against the United States government. Discovery is ongoing and no trial date has been set. An adverse resolution of this matter could have a material adverse effect on the Company's results of operations and financial condition.

     At September 30, 2002, reserves for environmental remediation obligations totaled approximately $44.3 million, of which approximately $13.1 million, including the Federal Clean Water Act matter referred to above, were included in other current liabilities. The reserves include estimated probable future costs of $18.3 million for Federal Superfund and comparable state-managed sites, including the Li Tungsten site referred to in the preceding paragraph; $10.7 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations, including the former San Diego facility referred to above; $4.1 million for owned or controlled sites at which Company operations have been discontinued; and $11.2 million for sites utilized by the Company in its ongoing operations. The Company is continuing to evaluate whether it may be able to recover a portion of future costs for environmental liabilities from third parties other than the currently participating PRPs.

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

     Allegheny Ludlum and the United Steelworkers of America ("USWA") are parties to various collective bargaining agreements which set forth a "Profit Sharing Plan." The USWA disputes the Company's Profit Sharing Pool calculations for 1996, 1997, 1998, 1999, and 2000 and claims that calculations are required for the first six months of 2001. The USWA has asserted certain adjustments it believes should be made to the Profit Sharing Pool calculations and that the net effect of those adjustments would result in additional amounts allegedly owed to USWA represented employees of approximately $32 million. The Company maintains that its certified determinations of the Profit Sharing Pool calculations were made as prescribed by the Profit Sharing Plan and that no calculations are required for the first six months of 2001. The Company has also disputed the arbitrability of certain portions of the USWA's calculations. On November 20, 2001, the USWA filed a Complaint to compel the arbitration in these matters. The Complaint was filed in the United States District Court for the Western District of Pennsylvania and is captioned United Steelworkers of America, AFL-CIO CLC v. Allegheny Ludlum Corporation, Civil Action No. 01-2196. On July 22, 2002 the Court issued an order referring the arbitrability issue to arbitration. The Company has appealed the Court's order and is currently negotiating with the USWA over the procedures for conducting the arbitration. While the outcome of the matter cannot be predicted, and the Company believes that the claims are not meritorious, an adverse resolution of this matter could have a material adverse effect on the Company's results of operations and financial condition.

     In March 1995, Kaiser Aerospace & Electronics Corporation ("Kaiser") filed a civil complaint against Teledyne Industries, Inc. (now TDY Industries, Inc. ("TDY")), a wholly-owned subsidiary of the Company, in the state court for Miami-Dade County, Florida. The complaint alleged that TDY breached a Cooperation and Shareholder's Agreement with Kaiser under which the parties agreed to cooperate in the filing and promotion of a proposed plan for acquiring out of bankruptcy the assets of Piper Aircraft, a manufacturer of general aviation aircraft. TDY and Kaiser are engaged in discovery and have agreed to participate in a mediation. Kaiser requests that the court impose a constructive trust on TDY's equity interest in privately held New Piper Aircraft, Inc., which represents approximately 30% of the equity of New Piper Aircraft, Inc. In the alternative, Kaiser also seeks unspecified damages in an amount "to be determined at trial." The trial for this matter is being rescheduled. While the outcome of the litigation cannot be predicted, and the Company believes that the claims are not meritorious, an adverse resolution of this matter could have a material adverse effect on the Company's results of operations and financial condition.

     TDY Industries, Inc. and the Port District entered into a lease of the San Diego facility on October 1, 1984. TDY operated its Teledyne Ryan Aeronautical division ("Ryan") at the property until May 1999, when substantially all the assets and business of Ryan were sold to Northrop Grumman Corporation ("Northrop"). Northrop subleased a portion of the property with the approval of the Port District until early 2001. TDY also entered into three separate sublease arrangements for portions of the property subject to the approval of the Port District, which the Port District refused. After its administrative appeal to the Port District was denied, TDY commenced a lawsuit against the Port District. The complaint, filed in December 2001 in state court in San Diego, alleges breach of contract, inverse condemnation, tortious interference with a prospective economic advantage and other causes of action relating to the Port District's failure to consent to subleases of the space. The Complaint seeks at least $4 million for damages from the Port District and declaratory relief.

     Despite the Port District's failure to consent to the three subleases, TDY continued its marketing efforts to sublease the property. The rental payments and other expenses for the property amount to approximately $0.4 million per month. At September 30, 2002 the Company had a reserve of approximately $3 million to cover the costs of occupying the facility. TDY and the Port District discussed resolution of this matter but did not reach any agreement even after court-sponsored mediation. In June 2002 TDY ceased paying rent on the grounds that the Port District had rescinded the Lease when it refused to allow TDY to sublease the property. In September 2002 the Port District demanded that rent be paid or possession of the property be returned to the Port District. TDY returned possession to the Port District on October 31, 2002 and denied that any remaining amounts were due under the lease.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Third quarter 2002

- The Flat-Rolled Products segment profitability improved modestly on cost reduction efforts.
- The High Performance Metals segment was impacted by continued weak conditions in the commercial aerospace and power generation markets.
- The Industrial Products segment results were lower than the second quarter due to continued weak manufacturing economy.

Nine months 2002

- Cash provided by operating activities was $204.3 million for the first nine months of 2002.
- Managed working capital was reduced by $120 million for the first nine months of 2002.
-    Cost reductions reached $97 million for the first nine months of 2002.


RESULTS OF OPERATIONS

     Allegheny Technologies Incorporated is one of the largest and most diversified producers of specialty materials in the world. Unless the content requires otherwise, "we", "our" and "us" refer to Allegheny Technologies Incorporated and its subsidiaries.

     We operate in the following three business segments, which accounted for the following percentages of total external sales for the first nine months of 2002 and 2001:

                                                    2002          2001
                                                    ----          ----

          Flat-Rolled Products                       55%           51%
          High Performance Metals                    33%           36%
          Industrial Products                        12%           13%


     For the first nine months of 2002, operating profit was $29.5 million compared to $45.7 million for the same 2001 period. Sales decreased 11% to $1,453.6 million for the first nine months of 2002 compared to $1,634.9 million for the same 2001 period. The decrease in sales is primarily due to continuing difficult business conditions in the end markets we serve, especially commercial aerospace, capital goods and electrical energy.

     We incurred a net loss of $26.1 million, or $0.32 loss per diluted share, for the first nine months of 2002 compared to net income of $20.6 million, or $0.26 per diluted share, for the first nine months of 2001.

     We strive to align our cost structure to deliver profitable performance utilizing cost reduction initiatives that will allow us to achieve a higher level of profitability. To that end, we have realized $37 million during the third quarter of 2002 and $97 million during the first nine months of 2002 in gross cost reductions before the effect of inflation. We have targeted at least $100 million of gross cost reductions for the full year 2002 and expect to exceed that target.

     Third quarter 2002 results included net after-tax non-recurring charges of $4.5 million, or $0.05 per share. These charges included $3.4 million, or $0.04 per share, resulting from workforce reductions.

These cost reductions, presented as restructuring costs in the financial statements, affected approximately 340 employees, primarily salaried and predominately in the Flat-Rolled Products segment, and were substantially complete by the end of the third quarter. These actions are expected to provide annual pre-tax cost savings of approximately $23 million. In addition, the 2002 third quarter included a non-recurring, non-cash after-tax charge of $1.1 million, or $0.01 per share, related to our approximately 30% equity in net losses of New Piper Aircraft, Inc., an investment held for sale.

     Business conditions remain very difficult and uncertain, and the potential exists for further weakening in the fourth quarter, especially in the commercial aerospace and capital goods markets.

     Sales and operating profit (loss) for our three business segments are discussed below.

FLAT-ROLLED PRODUCTS SEGMENT

     Third quarter Flat-Rolled Products segment sales decreased 6% compared to the third quarter of 2001 primarily due to weakness in the capital goods markets. Operating profit improved to $3.9 million in the third quarter of 2002 compared to a $6.0 million loss in the 2001 third quarter primarily due to cost reductions. For the first nine months of 2002, sales declined 4% to $805.2 million and operating profit was $4.2 million compared to a $22.7 million loss in the same 2001 period. Operating results in the 2002 third quarter and first nine months of 2002 benefited significantly from gross cost reductions within the segment, before the effect of inflation, of $21.0 million and $56.4 million, respectively.

     For the third quarter 2002, compared to the third quarter 2001, finished commodity product shipments in the segment (including stainless steel sheet and plate, silicon electrical steel, and tool steel, among other products) were 10% lower while average prices increased 4%, primarily due to product mix and the impact of raw material surcharges. High-value product shipments (including standard strip, Precision Rolled Strip(R) products, nickel-based alloys and specialty steels, and titanium and titanium alloys) increased 7%, but average prices decreased 10%.

     For the first nine months of 2002, finished commodity product shipments in the segment were 4% lower compared to the same 2001 period. Average prices for finished commodity products decreased 1% during the same period. High-value product shipments in the segment increased 4% compared to the first nine months of 2001, while average prices for high-value products decreased 7%. First nine months 2002 results were also negatively impacted by a weaker demand for our Flat-Rolled products from several consumer durables markets and capital goods markets.

     Imports of some stainless steel flat-rolled products rose during the first seven months of 2002, according to the most recent data available from industry trade associations. Imports of stainless steel sheet and strip rose 8% during the first seven months and accounted for 17% of the market compared to 18% in the same period last year. Imports of stainless steel plate products rose 26%, reaching a 21% market share in the first seven months of 2002 compared to 18% during the same period in 2001. The Section 201 trade case actions that were initiated by the U.S. Government imposing tariffs on certain types of steel imports are insignificant to our business and do not impact the imports of products discussed above.

     Comparative information on the segment's products is provided in the following table (unaudited):

                                              Three Months
                                                 Ended
                                              September 30,
                                        -------------------------          %
                                           2002          2001           Change
                                        ---------------------------------------

Volume (finished tons):
 Commodity                                87,884        97,711           (10)
 High Value                               34,365        32,249             7
                                        --------     --------
 Total                                   122,249       129,960            (6)

Average prices (per finished ton):
 Commodity                              $  1,594      $  1,531             4
 High Value                             $  3,617      $  4,030           (10)
 Combined Average                       $  2,163      $  2,151             1


                                               Nine Months
                                                  Ended
                                              September 30,
                                        -------------------------          %
                                          2002          2001            Change
                                        ---------------------------------------

Volume (finished tons):
 Commodity                               267,798       278,609            (4)
 High Value                              104,734       100,252             4
                                        --------      --------
 Total                                   372,532       378,861            (2)

Average prices (per finished ton):
 Commodity                              $  1,541      $  1,557            (1)
 High Value                             $  3,682      $  3,966            (7)
 Combined Average                       $  2,143      $  2,195            (2)

     During the third quarter of 2002, we announced a capital investment designed to significantly reduce operating costs and increase productivity at the Allegheny Ludlum melt shop located in Brackenridge, PA. We plan to install two new high-powered electric arc furnaces and related equipment at a cost of approximately $35 million. Cost savings are estimated to be over $20 million annually after completion of the project. The first furnace is scheduled to be operational in December 2003 and the second furnace is expected to be operational in December 2004.


HIGH PERFORMANCE METALS SEGMENT

     For the third quarter 2002, sales declined 23% compared to the third quarter 2001 and operating profit decreased to $9.3 million compared to $22.9 million in the third quarter of 2001 due primarily to reduced demand from the segment's two largest markets, commercial aerospace and power generation. Shipments of nickel-based and specialty steel products decreased 38% and average prices increased 8%, primarily due to product mix. Shipments of titanium products decreased 30% and average prices increased 6%, primarily due to product mix. Shipments of exotic alloys increased 53% and average prices were 9% lower due to product mix.

     Sales declined 19% to $473.9 million for the first nine months of 2002 compared to the same period of last year while operating profit declined to $22.2 million compared to $56.4 million in the year-ago period. The decline in sales and operating profit resulted from reduced demand in the commercial aerospace and power generation markets and the effects of a seven month labor strike at our Wah Chang facility, settled in March 2002. Shipments of nickel-based and specialty steel products decreased 31% while average prices increased 3%, primarily due to product mix. Shipments of titanium products decreased 19% while shipments of exotic alloys increased 14%, primarily due to product mix. Average prices in both these categories were flat compared to the prior year period.

     Backlog of confirmed orders within the segment declined to approximately $250 million at September 30, 2002, 9% lower than at June 30, 2002, and 29% lower than at December 31, 2001, primarily due to reduced demand from the commercial aerospace and power generation markets.

     Certain comparative information on the segment's major products is provided in the following table (unaudited):


                                                       Three Months
                                                          Ended
                                                      September 30,
                                               -------------------------        %
                                                   2002           2001       Change
                                               ---------------------------------------

Volume (000's pounds):
 Nickel-based and specialty steel alloys            7,901         12,783      (38)
 Titanium mill products                             4,186          5,960      (30)
 Exotic alloys                                        967            632       53

Average prices (per pound):
 Nickel-based and specialty steel alloys       $     6.72     $     6.23        8
 Titanium mill products                        $    12.25     $    11.53        6
 Exotic alloys                                 $    35.16     $    38.66       (9)


                                                       Nine Months
                                                          Ended
                                                       September 30,           %
                                               --------------------------
                                                    2002           2001      Change
                                               ---------------------------------------

Volume (000's pounds):
 Nickel-based and specialty steel alloys           27,113         39,040      (31)
 Titanium mill products                            14,411         17,851      (19)
 Exotic alloys                                      2,851          2,493       14

Average prices (per pound):
 Nickel-based and specialty steel alloys       $     6.49     $     6.29        3
 Titanium mill products                        $    11.65     $    11.69        -
 Exotic alloys                                 $    34.16     $    34.04        -


INDUSTRIAL PRODUCTS SEGMENT

     Due to the generally weak manufacturing sector of the economy, third quarter 2002 sales decreased 16% to $56.8 million, compared to the same period last year. Operating profit was $1.6 million compared to $2.5 million in the same 2001 period. For the first nine months 2002, sales decreased 17% to $174.5 million compared to $211.0 million in the same 2001 period. Operating profit for the first nine months of 2002 decreased to $3.1 million compared to $12.0 million in the same 2001 period.

CORPORATE ITEMS

     Corporate expenses decreased slightly to $5.6 million for third quarter of 2002 and decreased 20% to $15.8 million for the first nine months of 2002, compared to the respective 2001 periods. Continued cost reductions and lower incentive compensation accruals contributed to the decline in corporate expenses for the first nine months of 2002. Net interest expense increased to $8.3 million for the third quarter of 2002 from $7.1 million for the third quarter of 2001. For the first nine months of 2002, net interest expense was $26.1 million compared to $22.7 million for the comparable prior year period. In 2002, higher interest costs associated with the ten-year Notes issued in December 2001 more than offset the reduction in overall indebtedness from the repayment of all short-term debt. During 2002, we entered into "receive fixed, pay floating" interest rate swap contracts for $150 million related to these Notes, which effectively convert this portion of the Notes to variable rate debt. The result of the swap contracts was a decrease in interest expense of $1.6 million and $3.1 million for the third quarter 2002 and nine months ended 2002, respectively, compared to the fixed interest expense of the Notes.

     The decline in the equity markets in 2001 and higher benefit liabilities from long-term labor contracts negotiated in 2001 and 2002 resulted in pre-tax retirement benefit expense of $5.4 million in the third quarter of 2002 and $16.6 million for the first nine months of 2002 compared to retirement income of $10.1 million in the third quarter of 2001 and $43.0 million for the first nine months of 2001. This retirement benefit expense, as compared to net retirement income in the prior year comparable periods, had, and will have, a negative effect on both cost of sales and selling and administrative expenses for 2002. The further decline in the equity markets thus far in 2002 is likely to result in a significant increase in non-cash pre-tax retirement benefit expense for 2003, compared to 2002. However, based upon current actuarial analyses and forecasts, we do not expect to make cash contributions to the defined benefit pension plan for at least the next several years.

SPECIAL ITEMS

     During the third quarter, we substantially completed previously announced workforce reductions of approximately 340 employees, primarily salaried and predominately in the Flat-Rolled Products segment. As a result of these cost reduction actions, we recorded a one-time pre-tax charge in the third quarter 2002 of approximately $7.2 million pre-tax, which was partially offset by $1.7 million of non-cash income recognized on the curtailment of postretirement benefits for terminated employees. These actions are estimated to provide an annual pre-tax cost savings of approximately $23 million.

     In addition, the 2002 third quarter included a non-recurring, non-cash pre-tax charge of $1.7 million related to our approximately 30% equity in net losses of New Piper Aircraft, Inc. This investment, which is held for sale and has a carrying value of $4 million, is accounted for using the equity method and is included in Other assets on the balance sheet.

     The 2001 nine months results include an after-tax non-cash charge of $3.4 million, or $0.04 per share, related to the write-off of our minority investment in the e-Business site, MetalSpectrum, which terminated operations during the second quarter of 2001. This non-cash charge was included in Other income.

INCOME TAX PROVISION (BENEFIT)

     Our effective tax rate was (44.9%) and (38.0%) for quarter and year to date periods ended September 30, 2002, respectively, compared to 44.8% and 42.0% for the same periods in 2001. The income tax benefits for the third quarter 2002 include the effects of adjustments to estimates of prior years' tax liabilities.

FINANCIAL CONDITION AND LIQUIDITY

CASH FLOW AND WORKING CAPITAL

     During the nine months ended September 30, 2002, cash generated from operations was $204.3 million, which included Federal income tax refunds for the 2001 tax year of $45.6 million. Cash generated from operations and cash on hand at the beginning of the year was utilized to reduce debt by $80.8 million, pay dividends of $48.3 million and invest $35.9 million in capital expenditures. At September 30, 2002, cash and cash equivalents totaled $75.2 million, an increase of $41.5 million from December 31, 2001.

     As part of managing the liquidity of our business, we focus on controlling inventory, accounts receivable and accounts payable. In measuring performance in controlling this managed working capital, we exclude the effects of LIFO inventory valuation reserves, excess and obsolete inventory reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. During the first nine months of 2002, managed working capital, which is defined as gross inventory plus accounts receivable less accounts payable, declined by $120.1 million, or 17%, to $605.6 million. The decline in managed working capital resulted from a $89.3 million decrease in gross inventory, a $19.7 million decrease in accounts receivable, and a $11.1 million increase in accounts payable.

     Working capital decreased to $468.1 million at September 30, 2002 compared to $593.4 million at December 31, 2001. The current ratio decreased to 2.3 from
2.8 in this same period. The change in working capital and current ratio at September 30, 2002 compared to December 31, 2001 was primarily due to a reduction in inventories and accounts receivable.

     Capital expenditures for 2002 are expected to be approximately $50 million, of which $35.9 million had been expended through September 30, 2002. Capital expenditures currently authorized for 2003 are approximately $56 million and primarily relate to the upgrade of the melt shop at Allegheny Ludlum's Brackenridge, Pennsylvania facility and investments to enhance the high performance metals capabilities at Allvac's Richburg, South Carolina long products rolling mill facility.

     On September 10, 2002, a regular quarterly dividend of $0.20 per share of common stock was paid to stockholders of record at the close of business on August 26, 2002. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate.

DEBT

     At September 30, 2002, we had $524.7 million in total outstanding debt. Our debt to capitalization ratio decreased to 37.0% at September 30, 2002 from 38.1% at December 31, 2001. Our net debt to total capitalization ratio decreased to 33.5% at September 30, 2002 from 36.7% at December 31, 2001. These lower ratios resulted primarily from the use of operating cash flows to repay $80.8 million of debt.

     In December 2001, we issued $300 million of 8.375% Notes due December 15, 2011. Interest on the Notes is payable semi-annually, on June 15 and December
15. These Notes contain default provisions for the following, among other things: nonpayment of interest on the Notes for 30 days, default in payment of principal when due, or failure to cure the breach of a covenant as provided in the Notes. Any violation of the default provision could result in the requirement to immediately repay the borrowings.

     Interest rate swap contracts are used from time-to-time to manage our exposure to interest rate risks. These contracts involve the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the contracts without an exchange of the underlying principal amount. These contracts are designated as fair value hedges. As a result, changes in the fair value of the swap contracts and the underlying fixed rate debt are recognized in the statement of operations. At September 30, 2002, we had entered into "receive fixed, pay floating" arrangements for $150 million related to the 8.375% ten-year Notes which effectively convert this portion of the Notes to variable rate debt. The result of the "receive fixed, pay floating" arrangements was a decrease in interest expense of $1.6 million and $3.1 million for the third quarter and nine months ended September 2002, respectively, compared to the fixed interest expense of the ten-year Notes. At September 30, 2002, the adjustment of these swap contracts to fair market value resulted in the recognition of an asset of $20.2 million on the balance sheet, included in Other assets, with an offsetting increase in Long-term debt. The swap contracts contain a provision which allows the swap counterparty to terminate the swap contracts in the event the Company's senior unsecured debt credit rating falls below investment grade.

     In December 2001, we entered into a credit agreement with a group of banks ("Bank Group") that provides for borrowings of up to $325 million on a revolving credit basis. The credit agreement consists of a short-term 364-day $130 million credit facility which expires in December 2002, and a $195 million credit facility which expires in December 2006. We had no borrowings outstanding under the revolving credit agreement through September 30, 2002. We are currently in discussions with our Bank Group to extend the short-term 364-day $130 million portion of the credit facility. Interest on credit facility borrowings is payable based upon London Interbank Offered Rates ("LIBOR") plus a spread, which can vary depending on our credit rating. We also have the option of using other alternative interest rate bases. The agreement has various covenants that limit our ability to dispose of assets and merge with another corporation. The agreement also contains covenants that require us to maintain various financial statement ratios, including a covenant requiring the maintenance of a specified minimum ratio of consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") to gross interest expense ("Interest Coverage Ratio") and a second covenant that requires us to not exceed a specified maximum ratio of total consolidated indebtedness to total capitalization ("Leverage

Ratio"), both as defined by the agreement. We were compliant with these covenants at September 30, 2002.

     The following table summarizes the Interest Coverage Ratio requirement which, in accordance with the agreement, is calculated for the preceding twelve month period from the balance sheet date:

     September 30, 2002 through June 30, 2003           2.25X
     After June 30, 2003 through June 30, 2004          2.75X
     After June 30, 2004 through December 31, 2004      3.00X
     Thereafter                                         3.50X

     The definition of EBITDA excludes up to $10 million of cash costs related to workforce reductions in 2002 and, beginning in 2003, includes the add back of non-cash pension expense or the deduction of non-cash pension income calculated in accordance with SFAS No. 87, "Employers' Accounting for Pensions" ("SFAS 87").

     The Leverage Ratio requires that total consolidated indebtedness be not more than 50% of total capitalization. The Leverage Ratio excludes any changes to capitalization resulting from non-cash balance sheet adjustments due to changes in net pension assets or liabilities recognized in accordance with the minimum liability provisions of SFAS 87. Cash and cash equivalents in excess of $25 million reduce total consolidated indebtedness and total capitalization by the amount of that excess.

     At September 30, 2002, EBITDA (calculated in accordance with the credit agreement, which excludes certain non-cash charges) for the prior twelve month period was 2.58 times gross interest expense compared to a required ratio of at least 2.25 times gross interest expense. At September 30, 2002, the Leverage Ratio was 37% compared to a required ratio of not more than 50% of total capitalization. The Leverage Ratio has the effect of limiting the total amount we may borrow and the amount of dividends which we may pay; at September 30, 2002, the Leverage Ratio would limit the amount of additional borrowings and dividends to approximately $370 million.

     In July 2002, Standard & Poor's Ratings Services lowered its long-term and short-term corporate credit ratings for our debt to BBB from BBB+ and to A-3 from A-2, respectively. Also, in October 2002, Moody's Investor Service lowered its long-term corporate credit ratings for the Company's debt to Baa2. Moody's Prime-2 short term rating (commercial paper) for our debt was unchanged. As a result of these changes and under current market conditions, we expect to be limited in our ability to issue commercial paper. Our credit ratings remain investment grade.

     We believe that internally generated funds, current cash on hand and borrowings from existing credit lines will be adequate to meet our foreseeable needs. However, our ability to continue to utilize borrowings from existing credit lines may be adversely affected by further deterioration in our financial performance as well as factors beyond our control.

CRITICAL ACCOUNTING POLICIES

RETIREMENT BENEFITS

     Accounting standards require a minimum pension liability be recorded if the value of pension assets is less than the accumulated pension benefit obligation (ABO) at the end of each year. If this condition exists on our November 30, 2002 measurement date, we would reduce stockholders' equity by eliminating the prepaid pension asset currently recognized on the balance sheet and by recording the required minimum pension liability, both net of deferred taxes. The effect would be a reduction in stockholders' equity by a minimum of approximately $400 million. Such a non-cash charge, which would not affect the statement of operations, is likely if the performance of the equity markets does not improve significantly prior to the measurement date.

     We have defined benefit pension plans and defined contribution plans covering substantially all of our employees. We have not made contributions to the defined benefit pension plan in the past six years because the plan has been fully funded. We are not required to make a contribution to the defined benefit pension plan for 2002, and, based upon current actuarial analyses and forecasts, we do not expect to make cash contributions to the defined benefit pension plan for at least the next several years.

     We account for our defined benefit pension plans in accordance with SFAS 87, which requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. A significant element in determining our pension income (expense) in accordance with SFAS 87 is the expected investment return on plan assets. We have assumed, based upon the types of securities comprising the plan assets and the long-term historical returns on these investments, that the long-term expected return on pension assets will be 9%. The assumed long-term expected rate of return on assets is reviewed annually for reasonableness. This assumed rate is applied to the market value of plan assets at the end of the previous year. This produces the expected return on plan assets that is included in annual pension income (expense) for the current year. The cumulative difference between this expected return and the actual return on plan assets is deferred and amortized into pension income or expense over future periods. The expected return on plan assets can vary significantly from year-to-year since the calculation is dependent on the market value of plan assets as of the end of the preceding year. Accounting principles generally accepted in the United States allow companies to calculate the expected return on pension assets using either an average of fair market values of pension assets over a period not to exceed five years, which reduces the volatility in reported pension income or expense, or their fair market value at the end of the previous year. However, the Securities and Exchange Commission currently does not permit companies to change from the fair market value at the end of the previous year methodology to an averaging of fair market values of plan assets methodology. As a result, our results of operations and those of other companies, including companies with which we compete, may not be comparable due to these different methodologies in calculating the expected return on pension assets in 2002, as compared to the levels at the end of 2001.

     At the end of each year, we determine the discount rate to be used to value pension plan liabilities. A discount rate of 7% was used for the valuation of pension obligations at December 31, 2001. In accordance with SFAS 87, the discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, we assess the rates of return on high quality, fixed-income investments. The effect on pension liabilities for changes to the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, are deferred and amortized over future periods in accordance with SFAS 87.

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

     The continuing decline in the equity markets thus far in 2002 is likely to result in a significant increase in non-cash pre-tax pension retirement benefit expense for 2003, compared to 2002. For example, for each $100 million decline in the value of pension assets in 2002, retirement benefit expense would increase for 2003 by approximately $19 million, pre-tax.


GOODWILL AND INTANGIBLE ASSETS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

     Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their useful lives, with no maximum life. In addition, SFAS 142 changes the test for goodwill impairment. The new impairment test for goodwill requires a comparison of the fair value of each reporting unit that has goodwill associated with its operations with its carrying amount, including goodwill. If this comparison reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of the fair value of the reporting unit over the fair value of all recognized and unrecognized assets and liabilities.

     During the second quarter 2002, we completed our initial impairment evaluation for the January 1, 2002 transition to SFAS 142. No impairment of the $188 million of goodwill, which was comprised of approximately $127 million for the Flat-Rolled Products segment, $51 million for the High Performance Metals segment, and $10 million for the Industrial Products segment, was determined to exist. The evaluation of goodwill included estimating the fair market value of each of the reporting units which have goodwill associated with their operations using discounted cash flow and multiples of cash earnings valuation techniques, plus valuation comparisons to recent public sale transactions of similar businesses, if any. These valuation methods require us to make estimates and assumptions regarding future cash flows, profitability, and the cost of capital. Although we believe that the estimates and assumptions used were reasonable, actual results could differ from those estimates and assumptions. In accordance with SFAS

142, the Company will evaluate goodwill annually for impairment. We will perform this test in the fourth quarter, beginning in the 2002 fourth quarter.

     Effective January 1, 2002, in accordance with the SFAS 142 pronouncement, we discontinued amortizing goodwill. Goodwill amortization for the quarter and year-to-date periods ended September 30, 2001 was $1.5 million and $4.4 million, respectively, or $0.01 and $0.03 per diluted share, respectively.


OTHER

     A summary of other significant accounting policies is discussed in Note 1 in our Annual Report on Form 10-K for the year ended December 31, 2001.

     The preparation of the financial statements in accordance with accounting principles generally accepted in the United States requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for derivatives, retirement plans, income taxes, environmental and other contingencies as well as asset impairment, inventory valuation and collectibility of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This statement establishes accounting guidelines for the recognition and measurement of liabilities for costs associated with exit or disposal activities initially at fair value in the period in which the liabilities are incurred, rather than at the date of a commitment to an exit or disposal plan. This standard is effective January 1, 2003 for all exit or disposal activities initiated after that date. We intend to adopt this standard at January 1, 2003. Upon adoption, this standard may affect the periods in which costs are recognized for workforce reductions or facility closures, although the ultimate amount of costs recognized would be the same.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement changes the accounting for asset retirement obligations.

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

Costs and Pricing
-----------------

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

     We maintain various types of insurance coverages. Insurance programs are largely annual policies that are renewed each year. Due to a number of factors outside our control, many of these insurance policies have increased in cost while certain coverages have decreased.

     Energy resources markets are subject to conditions that create uncertainty in the prices and availability of energy resources. We rely upon third parties for our supply of energy resources consumed in the manufacture of products. The prices for and availability of electricity, natural gas, oil and other energy resources are subject to volatile market conditions. These market conditions often are affected by political and economic factors beyond our control. Disruptions in the supply of energy resources could temporarily impair the ability to manufacture products for customers. Further, increases in energy costs, or changes in costs relative to energy costs paid by competitors, have and may continue to adversely affect our profitability. To the extent that these uncertainties cause suppliers and customers to be more cost sensitive, increased energy prices may have an adverse effect on our results of operations and financial condition. We use approximately 10 to 12 million MMBtu's of natural gas annually, depending upon business conditions, in the manufacture of our products. These purchases of natural gas expose us to a risk of higher gas prices. For example, a hypothetical $1.00 per MMBtu increase in the price of natural gas would result in increased annual energy costs of approximately $10 to $12 million.

     As part of its risk management strategy, from time-to-time, we purchase swap contracts to manage exposure to changes in natural gas costs. The contracts obligate us to make or receive a payment equal to the net change in value of the contract at its maturity. These contracts are designated as hedges of the variability in cash flows of a portion of our forecasted energy payments.

Labor Matters
-------------

     We have approximately 10,000 employees. A portion of our workforce is represented under various collective bargaining agreements, principally with the United Steelworkers of America ("USWA"), including:

approximately 3,500 Allegheny Ludlum production and maintenance employees covered by collective bargaining agreements between Allegheny Ludlum and the USWA, which are effective through June 2007; approximately 165 Oremet employees covered by a collective bargaining agreement with the USWA which is effective through June 2007; and approximately 600 Wah Chang employees covered by a collective bargaining agreement with the USWA which continues through March 2008. Negotiations are ongoing for a new collective bargaining agreement with the USWA affecting approximately 140 full and part-time employees at various Allegheny Ludlum facilities in Western Pennsylvania.

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

     During the third quarter, we substantially completed previously announced workforce reductions of approximately 340 employees, primarily salaried and predominately in the Flat-Rolled Products segment. As a result of these cost reduction actions, we recorded a one-time pre-tax charge in the third quarter 2002 of approximately $7.2 million, which was partially offset by $1.7 million of non-cash income recognized on the curtailment of postretirement benefits for terminated employees. These actions are estimated to provide an annual pre-tax cost savings of approximately $23 million.

Environmental
-------------

     We are subject to various domestic and international environmental laws and regulations that govern the discharge of pollutants into the air or water, and disposal of hazardous substances, and which may require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including sites at which we have been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, and comparable state laws. We could incur substantial cleanup costs, fines and civil or criminal sanctions, third party property damage or personal injury claims as a result of violations or liabilities under these laws or non-compliance with environmental permits required at our facilities. We are currently involved in the investigation and remediation of a number of our current and former sites as well as third party location sites under these laws.

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

     In June 1995, the U.S. Government commenced an action against Allegheny Ludlum in the United States District Court for the Western District of Pennsylvania, alleging multiple violations of the Federal Clean Water Act. The trial of this matter concluded in February 2001. In February 2002, the Court issued a decision imposing a penalty of $8.2 million for incidents at five facilities that occurred over a period of approximately six years, which Allegheny Ludlum had reported to the appropriate environmental agencies. We asked the Court to reconsider its decision which the Court denied in October 2002. We intend to appeal the Court's decision. At September 30, 2002, we had adequate reserves for this matter.

     We formerly operated our Teledyne Ryan Aeronautical division at a facility leased from the San Diego Unified Port District ("Port District") in San Diego, CA ("San Diego facility"). We are conducting an environmental assessment of portions of the San Diego facility at the request of the California Regional Water Quality Control Board (RWQCB). At this stage of the assessment, we cannot predict if any remediation will be necessary. We remediated in 1998 and continue to monitor a lagoon near the San Diego facility. We are also seeking approval from the San Diego Department of Public Health for the 1996 closure of four underground storage tanks at the San Diego facility. We are evaluating potential claims we have against neighboring property owners and other PRPs related to the environmental condition of the San Diego facility.

     TDY Industries, Inc. (TDY) and another wholly-owned subsidiary, among others, have been identified by the U.S. Environmental Protection Agency (EPA) as PRPs at the Li Tungsten Superfund Site in Glen Cove, New York. We believe that most of the contamination at the Site resulted from work done while the United States government either owned or controlled operations at the Site, or from processes done for various agencies of the United States, and that the United States is liable for a substantial portion of the remediation costs at the Site. In November 2000, TDY filed a cost recovery and contribution action against the United States government. Discovery is ongoing but no trial date has been set. An adverse resolution of this matter could have a material adverse effect on our results of operations and financial condition.

     At September 30, 2002, our reserves for environmental remediation obligations totaled approximately $44.3 million, of which approximately $13.1 million, including the Federal Clean Water Act matter referred to above, were included in other current liabilities. The reserves include estimated probable future costs of $18.3 million for Federal Superfund and comparable state-managed sites, including the Li Tungsten site referred to in the preceding paragraph; $10.7 million for formerly owned or operated sites for which we have remediation or indemnification obligations, including the San Diego facility referred to above; $4.1 million for owned or controlled sites at which our operations have been discontinued; and $11.2 million for sites utilized by us in our ongoing operations. We are continuing to evaluate whether we may be able to recover a portion of future costs for environmental liabilities from third parties other than participating PRPs.

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

   Based on currently available information, management does not believe that there is a reasonable possibility that a loss exceeding the amount already accrued for any of the sites with which we are currently associated (either individually or in the aggregate) will be an amount that would be material to a decision to buy or sell our securities. Additional future developments, administrative actions or liabilities relating to environmental matters, however, could have a material adverse effect on our financial condition and results of operations.

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

     We also enter into energy swap contracts as part of our overall risk management strategy. The swap contracts are used to manage exposure to changes in natural gas costs, a component of production costs for our operating units. The energy swap contracts obligate us to make or receive a payment equal to the net change in value of the contract at its maturity. These contracts are designated as hedges of the variability in cash flows of a portion of our forecasted energy payments. Changes in the fair value of our energy derivatives are recognized in other comprehensive income until the hedged item is recognized in the statement of operations. The ineffective portion of a derivative's change in fair value is immediately recognized in the statement of operations.

     At September 30, 2002, we had aggregate consolidated indebtedness of approximately $525 million, most of which bears interest at fixed rates. In a period of declining interest rates, we face the risk of required interest payments exceeding those based on the then current market rate. From time-to-time, we enter into interest rate swap contracts to manage our exposure to interest rate risks. At September 30, 2002, we had entered into "receive fixed, pay floating" arrangements for $150 million related to our 8.375% ten-year Notes, which effectively convert this portion of the Notes to variable rate debt. These contracts are designated as fair value hedges.

     As a result, changes in the fair value of the swap contracts and the underlying fixed rate debt are recognized in the statement of operations. The result of the "receive fixed, pay floating" arrangements was a decrease in interest expense of $1.6 million and $3.1 million for the third quarter and nine months ended September 2002, respectively, compared to the fixed interest expense of the ten-year Notes. At September 30, 2002, the adjustment of these swap contracts to fair market value resulted in the recognition of an asset of $20.2 million on the balance sheet, included in Other assets, with an offsetting increase in Long-term debt. The swap contracts contain a provision which allows the swap counterparty to terminate the swap contract in the event our senior unsecured debt credit rating falls below investment grade.

     We believe that adequate controls are in place to monitor these hedging activities. However, many factors, including those beyond our control such as changes in domestic and foreign political and economic conditions, as well as the magnitude and timing of interest rate, energy price and nickel price changes, could adversely affect these activities.

     We market our products to a diverse customer base, principally throughout the United States. Trade credit is extended based upon evaluations of each customer's ability to perform its obligations, which are updated periodically. Sales of our products are dependent upon the economic condition of the markets in which we serve. The continuing difficult and uncertain business environment may affect our customer's creditworthiness and ability to pay their obligations.


ITEM 4.  CONTROLS AND PROCEDURES

     (a)  Evaluation of Disclosure Controls and Procedures

     Our Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of November 13, 2002, and they concluded that these controls and procedures are effective.

     (b)  Changes in Internal Controls

     There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to November 13, 2002.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The litigation to which the Company is a party is more fully discussed in
Item 3. of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits

              A list of exhibits included in this Report or incorporated by reference is found in the Exhibit Index beginning on page 46 of this Report and incorporated by reference.

     (b)      Current Reports on Form 8-K filed by the Company -

              Date                   Nature of the Report
              ----                   --------------------

              August 14, 2002        Statement, dated August 13, 2002, of the
                                     principal executive officer and principal financial officer of the Company relating to the Company's filings under the Securities Exchange Act of 1934.

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



                       ALLEGHENY TECHNOLOGIES INCORPORATED
                       -----------------------------------
                                  (REGISTRANT)







Date: November 14, 2002        By     /s/ R.J. Harshman
                                      ------------------------------------------
                                      Richard J. Harshman
                                      Senior Vice President-Finance and
                                      Chief Financial Officer
                                      (Principal Financial Officer and
                                       Duly Authorized Officer)



Date: November 14, 2002        By     /s/ D.G. Reid
                                      ------------------------------------------
                                      Dale G. Reid
                                      Vice President, Controller and
                                      Chief Accounting Officer
                                      (Principal Accounting Officer)

                                 CERTIFICATIONS
                                 --------------

I, James L. Murdy, President and Chief Executive Officer of Allegheny Technologies Incorporated, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Allegheny Technologies Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");

     (c) and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:        November 14, 2002



                                    /s/ James L. Murdy
                                    -------------------------------------------
                                    James L. Murdy
                                    President and Chief Executive Officer

                                 CERTIFICATIONS
                                 --------------

I, Richard J. Harshman, Senior Vice President-Finance and Chief Financial Officer of Allegheny Technologies Incorporated, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Allegheny Technologies Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (c) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (d) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");

     (c) and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002



                                       /s/ Richard J. Harshman
                                       -----------------------------------------
                                       Richard J. Harshman
                                       Senior Vice President-Finance
                                       and Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Allegheny Technologies Incorporated (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 19 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  November 14, 2002         /s/ James L. Murdy
                                 --------------------------------------------
                                 James L. Murdy
                                 President and Chief Executive Officer



Date:  November 14, 2002         /s/ Richard J. Harshman
                                 --------------------------------------------
                                 Richard J. Harshman
                                 Senior Vice President-Finance and
                                 Chief Financial Officer

EXHIBIT INDEX
-------------

EXHIBIT
  NO.
-------

   DESCRIPTION
   -----------

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