Form 10-K
period 2002-12-31
ALLEGHENY TECHNOLOGIES INC
filed 2003-03-24
CIK 1018963

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes   X    No
     ---      ---

        At March 10, 2003, the Registrant had outstanding 80,643,779 shares of its Common Stock.

        The aggregate market value of the Registrant's voting stock held by non-affiliates at June 28, 2002 was approximately $1,203 million, based on the closing price per share of Common Stock on that date of $15.80 as reported on the New York Stock Exchange. Shares of Common Stock known by the Registrant to be beneficially owned by directors of the Registrant and officers of the Registrant subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are not included in the computation. The Registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Exchange Act.

                       Documents Incorporated By Reference

Selected portions of the 2002 Annual Report to Stockholders - Part I, Part II and Part IV of this Report.

Selected portions of the Proxy Statement for 2003 Annual Meeting of Stockholders
- Part III of this Report. The information included in the Proxy Statement as required by paragraphs (a) and (b) of Item 306 of Regulation S-K and paragraphs
(k) and (l) of Item 402 of Regulation S-K is not incorporated by reference in this Form 10-K.
===============================================================================

                                      INDEX

                                                                                                PAGE
                                                                                               NUMBER
                                                                                               ------
PART I.............................................................................................3

         Item 1.      Business.....................................................................3

         Item 2.      Properties..................................................................12

         Item 3.      Legal Proceedings...........................................................14

         Item 4.      Submission of Matters to a Vote of Security Holders.........................17

PART II...........................................................................................17

         Item 5.      Market for Registrant's Common Equity and Related
                           Stockholder Matters....................................................17

         Item 6.      Selected Financial Data.....................................................18

         Item 7.      Management's Discussion and Analysis of Financial Condition
                           and Results of Operations..............................................18

         Item 7A.     Quantitative and Qualitative Disclosures About Market Risk..................18

         Item 8.      Financial Statements and Supplementary Data.................................18

         Item 9.      Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure....................................18

PART III..........................................................................................18

         Item 10.     Directors and Executive Officers of the Registrant..........................18

         Item 11.     Executive Compensation......................................................18

         Item 12.     Security Ownership of Certain Beneficial Owners and
                           Management.............................................................19

         Item 13.     Certain Relationships and Related Transactions..............................19

         Item 14.     Controls and Procedures.....................................................19

PART IV...........................................................................................19

         Item 15.     Exhibits, Financial Statement Schedules, and Report on Form 8-K.............19

SIGNATURES........................................................................................21

CERTIFICATIONS....................................................................................22

EXHIBIT
INDEX.............................................................................................26


                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

         Allegheny Technologies Incorporated is one of the largest and most diversified specialty materials producers in the world. We use innovative technologies to offer global markets a wide range of specialty materials. High-value products include super stainless steel, nickel-based and cobalt-based alloys and superalloys, titanium and titanium alloys, specialty steels, tungsten materials, exotic alloys, which include zirconium, hafnium and niobium, and highly engineered strip and Precision Rolled Strip(R) products. In addition, we produce commodity specialty materials such as stainless steel sheet and plate, silicon electrical and tool steels, and forgings and castings. We operate in the following three business segments, which accounted for the following percentages of total revenues of $1.91 billion, $2.13 billion, and $2.46 billion for the years ended December 31, 2002, 2001, and 2000, respectively:

                                              2002         2001         2000
                                              ----         ----         ----
        Flat-Rolled Products                   55%          51%          59%
        High Performance Metals                33%          36%          30%
        Industrial Products                    12%          13%          11%

Additional financial information with respect to our business segments, including their contributions to operating profit and their identifiable assets for the three years ended December 31, 2002 is presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations" on pages 9 through 14 of the 2002 Annual Report to Stockholders (the "2002 Annual Report") and in Note 10 of the Notes to Consolidated Financial Statements on pages 49 through 51 of the 2002 Annual Report and is incorporated herein by reference.

         Allegheny Technologies Incorporated is a Delaware corporation with its principal executive offices located at 1000 Six PPG Place, Pittsburgh, Pennsylvania 15222-5479, telephone number (412) 394-2800. References to "Allegheny Technologies," the "Company", the "Registrant", "we", "our" and "us" and similar terms mean Allegheny Technologies Incorporated and its subsidiaries, unless the context otherwise requires.

OUR BUSINESS

         Specialty materials play a significant role in our lives. Allegheny Technologies is a world leader in the manufacture of both high value and commodity specialty products. Our high value products accounted for 69% of total sales in 2002 and our commodity products accounted for 31% of total sales in 2002. Specialty materials are produced in a variety of forms, including sheet, strip, foil, plate, slab, ingot, billet, bar, rod, wire, coil, tubing, and shapes, and are selected for use in environments that demand materials having exceptional hardness, toughness, strength, resistance to heat, corrosion or abrasion, or a combination of these characteristics. Common end uses of our products include jet engines, air frames, electrical energy production and generation, automotive, chemical processing, oil and gas, construction and mining, machine and cutting tools, appliances and food equipment, transportation, and medical equipment and implants.

Flat-Rolled Products Segment

        Our Flat-Rolled Product segment produces, converts and distributes stainless steel, nickel-based alloys and superalloys, and titanium and titanium-based alloys, in sheet, strip, plate and foil, and Precision Rolled Strip(R) products, as well as silicon electrical steels and tool steels. The operations in this segment are Allegheny Ludlum, Allegheny Rodney, Rome Metals and Allegheny Ludlum's 60% interest in the Chinese joint venture company known as Shanghai STAL Precision Stainless Steel Company Limited ("STAL"), which commenced commercial production in 2000. The remaining 40% interest in STAL is owned by the Baosteel Group, a state authorized investment company whose equity securities are publicly traded in the People's Republic of China.

        Stainless steel and nickel-based alloys contain elements such as chromium, nickel and molybdenum for strength and corrosion and heat resistance; titanium and titanium-based alloys provide higher strength-to-weight ratios and are corrosion-resistant; tool steel alloys include carbon, tungsten, molybdenum and other metals to make them both hard and malleable; and electrical steel contains silicon to minimize electrical energy loss when in use. We offer these flat-rolled products in a broad selection of grades, sizes and finishes designed to meet international specifications. We provide technical support for material selection. Our wide array of alloys and product forms provides customers with choices from which to select the optimum alloy for their application.

         Sheet. Stainless steel, nickel-based alloy and titanium sheet products are used in a wide variety of consumer and industrial applications such as food preparation, appliance, automotive, aerospace and medical applications that require ease of cleaning and fabrication, as well as corrosion resistance. Approximately 64% by volume of our sheet products are sold to service centers, which have slitting, cutting or other processing facilities, with the remainder sold directly to end-use customers.

         Strip. Stainless steel, nickel-based alloy and titanium strip products are used in a variety of consumer and industrial products and a wide range of automotive components. We also offer very thin Precision Rolled Strip(R) products which range from 0.015 inch to less than 0.0015 inch (0.38 - 0.038 mm) thick. Our Precision Rolled Strip(R) products include stainless steel, nickel-based alloys, titanium and titanium alloys, and carbon steel that are used by customers to fabricate a variety of different products ranging from automobile components to photographic, computer, building and construction and consumer products. Approximately 45% by volume of our strip products are shipped directly to end-use customers, with the remainder to service centers, including our own distribution network for flat-rolled strip materials.

         Plate. Stainless steel, nickel-based alloy and titanium plate products are primarily used in industrial equipment that requires ease of cleaning or corrosion-resistant capabilities such as pollution control scrubbers, food processing equipment, pulp and paper equipment, chemical processing equipment, power generation equipment and aerospace applications. We process and distribute stainless steel and nickel alloy plate and titanium and titanium alloy plate products in a wide variety of grades and gauges. Approximately 77% by volume of our plate products are sold to service centers, with the remainder sold directly to end-use customers.

         Silicon Electrical Steel. Our grain-oriented silicon electrical steel products are used generally in applications in which electrical conductivity and magnetic properties are important.

These products are sold directly to end-use customers, including manufacturers of transformers and communications equipment.

High Performance Metals Segment

         Our High Performance Metals segment produces, converts and distributes a wide range of high performance alloys, including nickel- and cobalt-based alloys and superalloys, titanium and titanium-based alloys, exotic alloys such as zirconium, hafnium, niobium, tantalum, and their related alloys, and other specialty materials, primarily in slab, ingot, billet, bar, rod, wire, coil and seamless tube forms. The operations in this segment are Allvac, Allvac Ltd (U.K.) and Wah Chang, which also produces and sells zirconium chemicals.

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

         Exotic Alloys - Zirconium, Hafnium, Niobium and Tantalum. We are a leading global producer of zirconium, a highly corrosion-resistant metal that is transparent to neutrons. Zirconium is used for fuel tubes and structural parts in nuclear power reactors and for corrosion-resistant chemical industry applications, and is also used in the jewelry and personal hygiene industries. Hafnium, derived as a by-product of zirconium, is principally used for control rods in nuclear reactors due to its ability to absorb neutrons, and as an alloying addition in aerospace applications. We also produce niobium, also known as columbium, in various forms and alloys. The higher quality grades of niobium we produce are used as an alloying addition in superalloys for jet engines and for aerospace applications such as rocket and fuel nozzles. Niobium and related alloys also are used in applications requiring superconducting characteristics for high-strength magnets, including in medical devices for body-scanning, accelerators for high-energy physics, and fusion energy projects for the generation of electricity. We also produce tantalum, one of the most corrosion-resistant metals, which is used for medical implants, chemical process equipment and aerospace engine components.

Industrial Segment

         Our Industrial Products segment's principal business includes the production of tungsten powder, tungsten heavy alloys, tungsten carbide materials and carbide cutting tools. The segment also produces large grey and ductile iron castings and carbon alloy steel forgings. The operations in this segment are Metalworking Products, Casting Service and Portland Forge.

         Cutting Tools and Tungsten Carbide Products. We produce a line of sintered tungsten carbide products that approach diamond hardness for the metalworking, mining, oil and gas, and other industries requiring tools with extra hardness. Cemented carbide products, which may be coated or uncoated, are used as super-hard cutters in the high-speed machining and cutting of steel, high temperature alloys and other applications where hardness and wear resistance are important. Technical developments related to ceramics, coatings and other disciplines are incorporated in these products.

         We also produce tungsten for worldwide markets from numerous and varied tungsten-bearing raw materials to produce tungsten and tungsten carbide powders. Previously used cemented carbide parts are also recycled into tungsten carbide powder.

         Forgings and Castings. We forge carbon alloy steels into finished forms that are used in a diverse number of industries. With the latest screw-type forging presses, we produce carbon alloy steel forgings in sizes ranging from one pound to more than 200 pounds.

         We also cast grey and ductile iron metals in sizes ranging from 1,000 pounds to 160,000 pounds and in forms ranging from diesel locomotive engine blocks to housings and parts for power generation equipment, tools, and automobiles.

CAPITAL INVESTMENTS

         The current 2003 capital expenditure plan is approximately $70 million for operational necessities and for completion of capital programs which commenced in 2002.

COMPETITION

         Markets for both our high value and commodity products and services in each of our principal business segments are highly competitive. We compete with many manufacturers which, depending on the product involved, range from large diversified enterprises to smaller companies specializing in particular products. Factors that affect our competitive position are manufacturing costs, industry manufacturing capacity, the quality of our products, services and delivery capabilities, our capabilities to produce a wide range of specialty materials in various unique grades, alloys and product forms, our technology capabilities including our research and development efforts, our marketing strategies and price.

         We face competition from domestic and foreign competitors, a number of which are government subsidized. In 1999, the United States imposed antidumping and countervailing duties on dumped and subsidized imports of stainless steel sheet and strip in coils and stainless steel plate in coils from companies in ten foreign countries. Current administrative reviews by the U.S. Commerce Department are revising the findings at lower duty rates. We continue to monitor unfairly traded imports from foreign producers for appropriate action.

         On March 5, 2002, President Bush announced a decision imposing tarriffs on certain steel imports resulting from his June 5, 2001 order for an investigation by the U.S. International Trade Commission ("ITC") under Section 201 of the 1974 Trade Act ("Section 201") related to certain specialty steel products. Section 201 allows the President to restrict imports or impose tariffs on imports that are seriously injuring a domestic industry. Specialty steel products under investigation for the years 1996 through 2000 included stainless steel bar, rod and wire, and tool steel. The Section 201 tariffs imposed on certain steel imports have had minimal impact on our business because of limited applicability to our products.

RAW MATERIALS AND SUPPLIES

         Substantially all parts and materials required in the manufacture of our products are available from more than one supplier and the sources and availability of raw materials essential to its businesses are adequate.

         The principal raw materials we use in the production of our specialty materials are scrap (including nickel-, chromium-, titanium- and molybdenum-bearing scrap), nickel, titanium sponge, zirconium sand and sponge, ferrochromium, ferrosilicon, molybdenum and molybdenum alloys, ammonium paratungstate, manganese and manganese alloys, cobalt, niobium and other alloying materials.

         Purchase prices of certain critical raw materials are volatile. As a result, our operating results could be subject to significant fluctuation. For example, since we generally use in excess of 40,000 tons of nickel each year, a hypothetical change of $1.00 per pound in nickel prices would result in increased costs of approximately $80 million.

         In addition, certain of these raw materials, such as nickel, cobalt, ferrochromium and titanium sponge, can be acquired by us and our specialty materials industry competitors, in large part, only from foreign sources. Some of these foreign sources are located in countries that may be subject to unstable political and economic conditions, which might disrupt supplies or affect the price of these materials.

         We purchase our nickel requirements principally from producers in Australia, Canada, Norway, Russia, and the Dominican Republic. Zirconium sponge is purchased from a source in France, while zirconium sand is purchased from both U.S. and Australian sources. Cobalt is purchased primarily from producers in Canada. More than 80% of the world's reserves of ferrochromium are located in South Africa, Zimbabwe, Albania, and Kazakhstan. We also purchase titanium sponge from sources in Kazakhstan, Japan and Russia.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosure About Market Risk and Other Matters -Forward Looking Statements - Volatility of Energy Prices; Availability of Energy Resources" and " - Volatility of Prices of Critical Raw Materials; Unavailability of Raw Materials" on pages 26 through 27 of the 2002 Annual Report.

EXPORT SALES AND FOREIGN OPERATIONS

         International sales represented approximately 23%, 23%, and 18% of our total sales in 2002, 2001, and 2000, respectively. These figures include export sales by U.S. operations to customers in foreign countries, which accounted for approximately 15%, 15%, and 12% of our total sales in each of 2002, 2001, and 2000, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosure About Market Risk and Other Matters - Forward Looking Statements - Export Sales" on page 28 of the 2002 Annual Report. Our overseas sales, marketing and distribution efforts are aided by international marketing offices or representatives located at various locations throughout the world. See Note 10 of the Notes to Consolidated Financial Statements on pages 49 through 51 of the 2002 Annual Report for more information regarding international sales activity.

         For 2002, our sales in the United States and Canada represented 77% and 2%, respectively, of total 2002 sales. Within Europe, our sales to the United Kingdom, France and Germany represented 5%, 3% and 5%, respectively, of total sales.

         Our Metalworking Products business manufactures high precision threading, milling, boring and drilling systems for the European market from locations in the United Kingdom, Spain, France, Germany and Switzerland. Our Allvac Ltd business has manufacturing capabilities in the United Kingdom and has enhanced service to customers by improving the sales and distribution network for our nickel-based alloys, specialty steel and titanium in Europe. The STAL joint venture in the People's Republic of China produces Precision Rolled Strip(R) products, which enables us to offer our Precision Rolled Strip(R) products more effectively to markets in China and other Asian countries.

BACKLOG, SEASONALITY AND CYCLICALITY

         Our backlog of confirmed orders was approximately $412.1 million at December 31, 2002 and $488.9 million at December 31, 2001. We expect that approximately 88% of confirmed orders on hand at December 31, 2002 will be fulfilled during the year ending December 31, 2003. Backlog of confirmed orders of the Flat-Rolled Products segment was $76.3 million at December 31, 2002 and $105.2 million at December 31, 2001. We expect that approximately 100% of the confirmed orders on hand at December 31, 2002 for this segment will be fulfilled during the year ending December 31, 2003. Backlog of confirmed orders of the High Performance Metals segment was approximately $300.0 million at December 31, 2002 and $377.9 million at December 31, 2001. We expect that approximately 84% of the confirmed orders on hand at December 31, 2002 for this segment will be fulfilled during the year ending December 31, 2003.

        Generally, our sales and operations are not seasonal. However, demand for our products are cyclical over longer periods because specialty materials customers operate in cyclical industries and are subject to changes in general economic conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosure About Market Risk and Other Matters - Forward Looking Statements - Cyclical Demand for Products" on page 26 of the 2002 Annual Report.

RESEARCH, DEVELOPMENT AND TECHNICAL SERVICES

         We believe that our research and development capabilities give us an edge in developing new products and manufacturing processes that contribute to the profitable growth potential of our businesses on a long-term basis. We conduct research and development at our various operating locations both for our own account and, on a limited basis, for customers on a contract basis. Estimates of the components of research and development for each of our three segments for the years ended December 31, 2002, 2001, and 2000 included the following:

(In millions)                                     2002          2001           2000
                                                  ----          ----           ----
Company-Funded:
     Flat-Rolled Products                        $ 4.1          $ 4.5          $ 6.3
     High Performance Metals                       5.8            5.0            5.0
     Industrial Products                           2.1            1.8            2.3
                                                 -----          -----          -----
                                                 $12.0          $11.3          $13.6
                                                 -----          -----          -----

Customer-Funded:
     Flat-Rolled Products                        $ 0.6          $  --          $  --
     High Performance Metals                       2.1            2.0            2.0
                                                 -----          -----          -----
                                                 $ 2.7          $ 2.0          $ 2.0
                                                 -----          -----          -----

         Total Research and Development          $14.7          $13.3          $15.6
                                                 =====          =====          =====

         With respect to the Flat-Rolled Products and High Performance Metals segments, our research, development and technical service activities are closely interrelated and are directed toward cost reduction, process improvement, process control, quality assurance and control, system development, the development of new manufacturing methods, the improvement of existing manufacturing methods, the improvement of existing products, and the development of new products.

         We own several hundred United States patents, many of which are also filed under the patent laws of other nations. Although these patents, as well as our numerous trademarks, technical information, license agreements, and other intellectual property, have been and are expected to be of value, we believe that the loss of any single such item or technically related group of such items would not materially affect the conduct of our business.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

         We are subject to various domestic and international environmental laws and regulations that govern the discharge of pollutants into the air or water, and the disposal of hazardous substances, and which may require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including sites at which we have been identified as a potentially responsible party ("PRP") under the Federal Superfund laws, and comparable state laws. We could incur substantial cleanup costs, fines, and civil or criminal sanctions, third party property damage or personal injury claims as a result of violations or liabilities under these laws or non-compliance with environmental permits required at our facilities. We are currently involved in the investigation and remediation of a number of our current and former sites as well as third party locations sites under these laws.

         With respect to proceedings brought under the Federal Superfund laws, or similar state statutes, we have been identified as a PRP at approximately 31 of such sites, excluding those at which we believe we have no future liability. Our involvement is limited or de minimis at approximately 13 of these sites, and the potential loss exposure with respect to any of the remaining 18 individual sites is not considered to be material.

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

         At December 31, 2002, our reserves for environmental remediation totaled approximately $41.0 million. Based on currently available information, we do not believe that there is a reasonable possibility that a loss exceeding the amount already accrued for any of the matters with which we are currently associated (either individually or in the aggregate) will be an amount that would be material to a decision to buy or sell our securities. Future developments, administrative actions or liabilities relating to environmental matters, however, could have a material adverse effect on our financial condition and results of operation.

         See the discussion of related matters in Item 3. Legal Proceedings. Additional related information is presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosure About Market Risk and Other Matters - Forward Looking Statements - Risks Associated with Environmental Matters" on pages 24 through 25 of the 2002 Annual Report and in Notes 1 and 14 of the Notes to Consolidated Financial Statements on pages 35 through 36, and pages 58 through 60, respectively, of the 2002 Annual Report.

EMPLOYEES

         We have approximately 9,650 employees. A portion of our workforce is covered by various collective bargaining agreements, principally with the United Steelworkers of America ("USWA"), including: approximately 3,450 Allegheny Ludlum production and maintenance employees covered by collective bargaining agreements between Allegheny Ludlum and the USWA, which are effective through June 2007; approximately 165 Oremet employees covered by a collective bargaining agreement with the USWA, which are effective through June 2007; and approximately 600 Wah Chang employees covered by a collective bargaining agreement with the USWA, which continues through March 2008. Negotiations are ongoing for a new collective bargaining agreement with the USWA affecting approximately 140 full and part-time employees at various Allegheny Ludlum facilities in Western Pennsylvania. Also, negotiations are expected to begin for a new collective bargaining agreement with the USWA affecting approximately 104 employees at the Casting Service facility in LaPorte, Indiana.

         Generally, agreements that expire may be terminated after notice by the union. After termination, the union may authorize a strike. A strike by the employees covered by one or more of the collective bargaining agreements could materially adversely effect our operating results. There can be no assurance that we will succeed in concluding collective bargaining agreements with the unions to replace those that expire.

         See the discussion of related matters under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosure About Market Risk and Other Matters - Forward Looking Statements - Labor Matters" on page 27 of the 2002 Annual Report.

AVAILABLE INFORMATION

         Our internet website address is http://www.alleghenytechnologies.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. Our Internet website and the content contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

PRINCIPAL OFFICERS OF THE REGISTRANT

         Principal officers of the Company as of February 28, 2003 are as follows:

NAME                          AGE        TITLE
----                          ---        -----
Robert P. Bozzone              69        Chairman of the Board and Director*
James L. Murdy                 64        President and Chief Executive Officer and Director*
Richard J. Harshman            46        Senior Vice President, Finance and Chief Financial Officer*
Douglas A. Kittenbrink         47        Executive Vice President and Chief Operating Officer*
Robert S. Park                 58        Vice President, Treasurer
Dale G. Reid                   47        Vice President, Controller and Chief Accounting Officer*
Jack W. Shilling               59        Executive Vice President, Strategic Initiatives and Technology and Chief
                                         Technology Officer*
Jon D. Walton                  60        Senior Vice President, Chief Legal and Administrative Officer*

--------------------

* Such officers are subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended.

         Set forth below are descriptions of the business background for the past five years of the principal officers of the Company.

         Robert P. Bozzone has been Chairman of the Board since December 2000 and had served as interim President and Chief Executive Officer from December 2000 until July 2001. Mr. Bozzone also served as Vice Chairman beginning August 1996 and was Vice Chairman of Allegheny Ludlum Corporation from August 1994 to August 1996. Previously, he was President and Chief Executive Officer of Allegheny Ludlum Corporation until his retirement from active employment with the Company in July 1994.

         James L. Murdy has been President and Chief Executive Officer since July 2001. He served as Executive Vice President from September 2000 to July 2001 and as Executive Vice President, Finance and Administration and Chief Financial Officer from December 1996 to September 2000. He served as Senior Vice President - Finance and Chief Financial Officer from August 1996 to December 1996, having previously served as the Senior Vice President-Finance and Chief Financial Officer of Allegheny Ludlum Corporation.

         Richard J. Harshman has been Senior Vice President, Finance and Chief Financial Officer as announced in December 2001 and served as Vice President, Finance and Chief Financial Officer from December 2000 to December 2001. Between September 2000 and December 2000, Mr. Harshman served as Vice President, Controller and Acting Chief Financial Officer. Previously, he had been Vice President, Investor Relations and Corporate Communications from July 1998, and prior to that served as Senior Vice President, Finance and Administration, at Allvac from 1995.

         Douglas A. Kittenbrink has been Executive Vice President and Chief Operating Officer since July 2001, and served as President of Allegheny Ludlum Corporation from April 2000 to November 2002. Previously he served as Senior Vice President, Manufacturing Engineering, Information Technology and Production Control of Allegheny Ludlum. He also served as Vice President, Engineering and Information Technology of Allegheny Ludlum from August 1994 to January 1998.

         Robert S. Park has been Vice President, Treasurer since August 1996. From May 1994 to August 1996, Mr. Park served as Vice President, Treasurer of Allegheny Ludlum Corporation. Previously, he served as Treasurer of Allegheny Ludlum.

         Dale G. Reid has been Vice President, Controller and Chief Accounting Officer since December 2000. Between September 2000 and December 2000, he served as Vice President, Finance for Allegheny Ludlum Corporation. Previously, he had been Vice President, Controller and Chief Accounting Officer from August 1996 and prior to that served as Chief Accounting Officer and Controller of Teledyne, Inc.

         Jack W. Shilling has been Executive Vice President, Strategic Initiatives and Technology and Chief Technology Officer since July 2001. He served as President of the High Performance Metals Group from April 2000 to July 2001. Previously he served as President of Allegheny Ludlum Corporation. He also served as Executive Vice President of Allegheny Ludlum from 1996 to 1998.

         Jon D. Walton has been Senior Vice President, Chief Legal and Administrative Officer since July 2001. He was Senior Vice President, General Counsel and Secretary from August 1997 to July 2001. Previously, he served as Vice President, General Counsel and Secretary from August 1996 to August 1997, and prior to that served in the same capacity as an officer of Allegheny Ludlum Corporation.

ITEM 2.  PROPERTIES

         Our principal domestic facilities as of December 31, 2002 are listed below by segment. Of those facilities listed below which are owned, three are subject to mortgages or similar encumbrances securing borrowings under certain industrial development authority financings. Although the facilities vary in terms of age and condition, we believe that these facilities have been well-maintained.

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

   Vandergrift Plant                      Manufacturing of stainless steel and other               966,000 (owned)
   Vandergrift, PA                        specialty material strip and sheet.

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

   Nashville, TN                          Production of tungsten carbide and cutting tools.        134,000 (owned)

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


         We also own or lease production facilities in a number of foreign countries, including the United Kingdom, Germany, France, Spain, Switzerland, and the People's Republic of China. We own and/or lease and operate 625,000-square foot facilities for melt and remelt, machining and bar mill operations, laboratories and offices located on a 25-acre site in Sheffield, England, and a 40,000-square foot leased facility in Sheffield, England for computer numerically controlled milling and machine operations. Through our STAL joint venture, we operate a 130,000-square foot facility for finishing Precision Rolled Strip(R) products in the Xin-Zhuang Industrial Zone, Shanghai, China.

         Our executive offices, located at PPG Place in Pittsburgh, Pennsylvania are leased. These facilities are modern and sufficient for us to carry on our current activities.

ITEM 3.  LEGAL PROCEEDINGS

         We become involved from time to time in various lawsuits, claims and proceedings relating to the conduct of our business, including those pertaining to environmental, government contracting, product liability, patent infringement, commercial, employment, employee benefits, and stockholder matters.

         In June 1995, the U.S. Government commenced an action against Allegheny Ludlum in the United States District Court for the Western District of Pennsylvania, alleging multiple violations of the Federal Clean Water Act. The trial of this matter concluded in February 2001.

In February 2002, the Court issued a decision imposing a penalty of $8.2 million for incidents at five facilities that occurred over a period of approximately six years which Allegheny Ludlum had reported to the appropriate environmental agencies. We asked the Court to reconsider its decision, which the Court denied in October 2002. We appealed the Court's decision. At December 31, 2002, we had adequate reserves for this matter.

         Allegheny Ludlum and the United Steelworkers of America ("USWA") are parties to various collective bargaining agreements which set forth a "Profit Sharing Plan". We were involved in litigation with the USWA regarding Profit Sharing Pool calculations for 1996, 1997, 1998 and 1999. The USWA claimed adjustments that alleged we owed to USWA-represented employees approximately $32 million. We maintained that our certified determinations of the Profit Sharing Pool calculations were made as prescribed by the Profit Sharing Plan. On January 13, 2003, we formalized a settlement agreement with the USWA that provided for an aggregate $5 million distribution to eligible employees. At December 31, 2002, we had adequate reserves for this matter.

         In March 1995, Kaiser Aerospace & Electronics Corporation ("Kaiser") filed a civil complaint against Teledyne Industries, Inc. (now TDY Industries, Inc. ("TDY")), a wholly-owned subsidiary of the Company and Dimeling Schreiber & Park ("DS&P"), DS&P's general partners, and New Piper Aircraft, Inc. in the state court for Miami-Dade County, Florida. The complaint alleged that TDY breached a Cooperation and Shareholder's Agreement with Kaiser under which the parties agreed to cooperate in the filing and promotion of a proposed plan for acquiring out of bankruptcy the assets of Piper Aircraft, a manufacturer of general aviation aircraft. TDY and Kaiser are engaged in discovery and have agreed to participate in a mediation. Kaiser requests that the court impose a constructive trust on TDY's equity interest in privately held New Piper Aircraft, Inc., which represents approximately 30% of the equity of New Piper Aircraft, Inc. In the alternative, Kaiser also seeks unspecified damages in an amount "to be determined at trial." The trial for this matter is not set. While the outcome of the litigation cannot be predicted, and we believe that the claims are not meritorious, an adverse resolution of this matter could have a material adverse effect on our results of operations and financial condition.

         TDY and the San Diego Unified Port District ("Port District") entered into a lease of property located in San Diego, California ("San Diego facility") on October 1, 1984. TDY operated its Teledyne Ryan Aeronautical division ("Ryan") at the San Diego facility until May 1999, when substantially all the assets and business of Ryan were sold to Northrop Grumman Corporation ("Northrop"). Northrop subleased a portion of the property with the approval of the Port District until early 2001. TDY also entered into three separate sublease arrangements for portions of the property subject to the approval of the Port District, which the Port District refused. After its administrative appeal to the Port District was denied, TDY commenced a lawsuit against the Port District. The complaint, filed in December 2001 in state court in San Diego, alleges breach of contract, inverse condemnation, tortious interference with a prospective economic advantage and other causes of action relating to the Port District's failure to consent to subleases of the space. The Complaint seeks at least $4 million for damages from the Port District and declaratory relief. The trial for this matter is scheduled for October 2003.

         Despite the Port District's failure to consent to the three subleases, TDY continued its marketing efforts to sublease the San Diego facility. The rental payments and other expenses for the property amounted to approximately $0.4 million per month. At December 31, 2002, we had a reserve of approximately $3 million to cover the costs of occupying the San Diego facility.

TDY and the Port District discussed resolution of this matter but did not reach any agreement even after court-sponsored mediation. In June 2002 TDY ceased paying rent on the grounds that the Port District had rescinded the Lease when it refused to allow TDY to sublease the property and that the Port District's condemnation of the property voided the lease. In September 2002, the Port District demanded that rent be paid or possession of the property be returned to the Port District. TDY returned possession to the Port District on October 31, 2002 and denied that any remaining amounts were due under the lease.

         The Port District filed a cross-complaint against TDY in March 2003. The Complaint alleges breach of contract for failure to pay rent and for certain environmental contamination on the property. The Port District seeks $1.2 million in past rent, along with future rent and an unspecified sum of damages for failure to remedy. The Port District also alleges anticipatory breach relating to removal of structures and debris from the San Diego facility and seeks specific performance or reimbursement to the Port District. The Port District further alleges that it is entitled to indemnity for potential liability related to environmental matters at the San Diego facility, and seeks a declaratory judgment in its favor. TDY has various defenses to the allegations in the Port District's Complaint and denies that it has any obligation to the Port District.

         In another matter related to the San Diego facility, the Port District requested that the California Department of Toxic Substances Control ("DTSC") evaluate whether the property is regulated as a hazardous waste transportation, storage, or disposal facility under the Resource Conservation and Recovery Act ("RCRA") and similar state laws. DTSC recognizes that the information pertaining to the RCRA permitting status of the property is ambiguous and referred the issue of the property's RCRA permitting status to DTSC's Legal Office for further consideration. TDY discussed this matter directly with DTSC's Legal Office and DTSC agreed to refrain from taking action regarding this issue until after completion of DTSC's Legal Office review. To the extent the facility is subject to RCRA permitting and corrective action is required at the property, DTSC has agreed that the San Diego Regional Water Quality Control Board ("Regional Board") is the appropriate agency to oversee the corrective action work. The Regional Board is currently overseeing other investigative work at the site, the costs of which are included in our environmental reserves.

         We are conducting an environmental assessment of portions of the San Diego facility at the request of the Regional Board. At this stage of the assessment, we cannot predict if any remediation will be necessary. We remediated in 1998 and continue to monitor a lagoon near the San Diego facility. Also, we are seeking approval from the San Diego Department of Public Health for the 1996 closure of four underground storage tanks at the San Diego facility. We are evaluating potential claims we have against neighboring property owners and other PRPs related to the environmental condition of the San Diego facility.

         TDY and another wholly-owned subsidiary, among others, have been identified by the U.S. Environmental Protection Agency (EPA) as PRPs at the Li Tungsten Superfund Site in Glen Cove, New York. We believe that most of the contamination at the Site resulted from work done while the United States government either owned or controlled operations at the Site, or from processes done for various agencies of the United States, and that the United States is liable for a substantial portion of the remediation costs at the Site. In November 2000, TDY filed a cost recovery and contribution action against the United States government. Discovery is ongoing but no trial date has been set. In March 2003, the Court ordered the parties, including the United States government, to fund a portion of the remediation costs at the Site. An adverse resolution of this matter could have a material adverse effect on the results of operations and financial condition.

         A number of other lawsuits, claims and proceedings have been or may be asserted against us relating to the conduct of our business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. While the outcome of litigation cannot be predicted with certainty, and some lawsuits, claims or proceedings may be determined adversely to the Company, we do not believe that the disposition of any such pending matters is likely to have a material adverse effect on our financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on our results of operations for that period.

         For additional information see Note 14 of the Notes to Consolidated Financial Statements on pages 58 through 60 of the 2002 Annual Report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         Information required by this item is incorporated by reference to "Common Stock Prices" on page 64 of the 2002 Annual Report.

Equity Compensation Plan Information

Information about our equity compensation plans at December 31, 2002 was as follows:

                                    Number of Shares                                 Number of Shares
                                    to be Issued Upon        Weighted Average           Remaining
                                       Exercise of           Exercise Price of        Available for
                                   Outstanding Options      Outstanding Options     Future Issuance (a)
                                   --------------------------------------------------------------------
                                                  (In thousands, except per share amounts)
Equity Compensation Plans
  Approved by Shareholders                7,919                    $ 20.42                4,592

Equity Compensation Plans Not
  Approved by Shareholders                    0                         $0                    0
                                          -----                                           -----
Total                                     7,919                                           4,592
                                          =====                                           =====


(a) Of these shares, a maximum of 410,000 shares are reserved for the Total Shareholder Return Incentive Compensation Program. Under this program, participants receive awards of performance share units that are earned based on a comparison of our total shareholder return ("TSR") for a three-year period with the TSR during the same such period of a peer group of companies selected by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

         Information required by this item is incorporated by reference to "Selected Financial Data" on pages 63 and 64 of the 2002 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information required by this item is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 9 through 64 of the 2002 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information required by this item is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosure About Market Risk and Other Matters - Forward Looking Statements - Volatility of Energy Prices; Availability of Energy Resources" and "- Volatility of Prices of Critical Raw Materials; Unavailability of Raw Materials" and "- Interest Rate Risk" on pages 26 through 28 of the 2002 Annual Report and Note 1 of the Notes to Consolidated Financial Statements on pages 34 and 36 of the 2002 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements and Notes to Consolidated Financial Statements listed in Item 14(a)(1) are incorporated by reference to pages 29 through 61 of the 2002 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         In addition to the information set forth under the caption "Principal Officers of the Registrant" in Part I of this report, the information concerning our directors required by this item is incorporated by reference to "Election of Directors" as set forth in the 2003 Proxy Statement filed by us pursuant to Regulation 14A (the "2003 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

         Information required by this item is incorporated by reference to "Director Compensation," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" as set forth in the 2003 Proxy Statement. We do not incorporate by reference in this Form 10-K either the "Report on Executive Compensation" or the "Cumulative Total Stockholder Return" section of the 2003 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this item is incorporated by reference to "Stock Ownership Information" as set forth in the 2003 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item is incorporated by reference to "Certain Transactions" as set forth in the 2003 Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures

         Our Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of December 31, 2002, and they concluded that these controls and procedures are effective.

         (b) Changes in Internal Controls

         There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2002.


                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

               (1)  FINANCIAL STATEMENTS

               The following consolidated financial statements included on pages 29 through 61 of the 2002 Annual Report are incorporated by reference:

                  Consolidated Statements of Income - Years Ended December 31,
                     2002, 2001, and 2000
                  Consolidated Balance Sheets at December 31, 2002 and 2001 Consolidated Statements of Cash Flows - Years Ended December
                     31, 2002, 2001, and 2000
                  Consolidated Statements of Stockholders' Equity - Years Ended
                     December 31, 2002, 2001, and 2000
                  Report of Ernst & Young LLP, Independent Auditors
                  Notes to Consolidated Financial Statements

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

         (b)   CURRENT REPORT ON FORM 8-K:

                      DATE                        NATURE OF REPORT
                      ----                        ----------------
               November 14, 2002         Press Release, dated November 14, 2002,
                                         regarding dividends.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ALLEGHENY TECHNOLOGIES INCORPORATED

Date:  March 24, 2003                      By       /s/ James L. Murdy
                                              --------------------------------
                                                       James L. Murdy
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the 24th day of March, 2003.


           /s/ James L. Murdy                      /s/ Richard J. Harshman
-------------------------------------          --------------------------------
             James L. Murdy                          Richard J. Harshman
President and Chief Executive Officer          Senior Vice President, Finance
             and Director                        And Chief Financial Officer
                                                (Principal Financial Officer)

                                                      /s/ Dale G. Reid
                                               --------------------------------
                                                        Dale G. Reid
                                                Vice President-Controller and
                                                  Chief Accounting Officer
                                               (Principal Accounting Officer)

          /s/ Robert P. Bozzone                    /s/ Paul S. Brentlinger
-------------------------------------          --------------------------------
            Robert P. Bozzone                        Paul S. Brentlinger
                Chairman                                  Director

          /s/ Frank V. Cahouet                       /s/ Diane C. Creel
-------------------------------------          --------------------------------
            Frank V. Cahouet                           Diane C. Creel
                Director                                  Director

           /s/ James C. Diggs                       /s/ C. Fred Fetterolf
-------------------------------------          --------------------------------
             James C. Diggs                           C. Fred Fetterolf
                Director                                  Director

         /s/ George J. Kourpias                    /s/ W. Craig McClelland
-------------------------------------          --------------------------------
           George J. Kourpias                        W. Craig McClelland
                Director                                  Director

          /s/ William G. Ouchi                   /s/ Charles J. Queenan, Jr.
-------------------------------------          --------------------------------
            William G. Ouchi                       Charles J. Queenan, Jr.
                Director                                  Director

            /s/ James E. Rohr                         /s/ Brian P. Simmons
-------------------------------------          --------------------------------
              James E. Rohr                           Brian P. Simmons
                Director                                  Director

                                 CERTIFICATIONS


I, James L. Murdy, President and Chief Executive Officer of Allegheny Technologies Incorporated, certify that:

1. I have reviewed this annual report on Form 10-K of Allegheny Technologies Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    March 24, 2003


                                      /s/ James L. Murdy
                                      ---------------------------------------
                                      James L. Murdy
                                      President and Chief Executive Officer

                                 CERTIFICATIONS


I, Richard J. Harshman, Senior Vice President-Finance and Chief Financial Officer of Allegheny Technologies Incorporated, certify that:

1. I have reviewed this annual report on Form 10-K of Allegheny Technologies Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    March 24, 2003


                                      /s/ Richard J. Harshman
                                      ----------------------------------------
                                      Richard J. Harshman
                                      Senior Vice President-Finance
                                      and Chief Financial Officer

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

4.1 Credit Agreement dated as of December 21, 2001 (incorporated by reference to Exhibit 4.1 of the Registrant's Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12001)), and First Amendment to Credit Agreement dated as of August 12, 2002 (incorporated by reference to Exhibit 4.1 to the Registrant's Report on Form 10-Q dated August 14, 2002 (File No. 1-12001)), and Second Amendment to Credit Agreement dated as of December 20, 2002 (filed herewith).

4.2 Indenture dated as of December 18, 2001 between Allegheny Technologies Incorporated and The Bank of New York, as trustee, relating to Allegheny Technologies Incorporated 8.375% Notes due 2011 (incorporated by reference to Exhibit 4.2 to the Registrant's Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12001)).

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

10.17 Form of Amended and Restated Change in Control Severance Agreement (Senior Management)(incorporated by reference to Exhibit 10.17 to the Registrant's Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12001)).*

10.18 Employee Benefits Agreement dated November 29, 1999 between Allegheny Technologies Incorporated and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 10.23 to the Registrant's Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12001)).*

10.19 Employee Benefits Agreement dated November 29, 1999 between Allegheny Technologies Incorporated and Water Pik Technologies, Inc. (incorporated by reference to Exhibit 10.24 to the Registrant's Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12001)).*

10.20 Tax Sharing and Indemnification Agreement dated November 29, 1999 between Allegheny Technologies Incorporated and Teledyne Technologies (incorporated by reference to Exhibit 10.25 to the Registrant's Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12001)).

10.21 Tax Sharing and Indemnification Agreement dated November 29, 1999 between Allegheny Technologies Incorporated and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 10.26 to the Registrant's Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12001)).

10.22 Allegheny Technologies Incorporated Executive Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.27 to the Registrant's Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12001)).*

10.23 Allegheny Technologies Incorporated Performance Share Program (incorporated by reference to Exhibit 10.22 to the Registrant's Report on Form 10-K for 1998 (File 1-12001)).*

10.24 Allegheny Technologies Incorporated Stock Acquisition and Retention Program effective January 1, 2001, as amended and restated (filed herewith).*

10.25 Allegheny Technologies Incorporated 2000 Incentive Plan (incorporated by reference to Exhibit 10.30 to the Registrant's Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12001)).*

10.26 Allegheny Technologies Incorporated Performance Share Program and form of Participant Agreement for the 2000-2002 Award Period (incorporated by reference to Exhibit 10.32 to the Registrant's Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12001)).*

10.27 Allegheny Technologies Incorporated Stock Acquisition and Retention Program effective January 1, 2002 (filed herewith).*

10.28 Allegheny Technologies Incorporated Annual Incentive Plan for the year 2002 (filed herewith).*

10.29 Total Shareholder Return Incentive Compensation Program effective January 1, 2001 (incorporated by reference to Exhibit 10.29 to the Registrant's Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12001)).*

10.30 Total Shareholder Return Incentive Compensation Program effective January 1, 2002 (filed herewith).*

13.1 Pages 9 through that part of page 64 referencing financial data, included in the Annual Report of Allegheny Technologies Incorporated for the year ended December 31, 2002 (filed herewith).

21.1     Subsidiaries of the Registrant (filed herewith).

23.1     Consent of Ernst & Young LLP (filed herewith).

99.1     Certification Pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002 (filed herewith).


* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Report.

Certain instruments defining the rights of holders of long-term debt of the Company and its subsidiaries have been omitted from the Exhibits in accordance with Item 601(b)(4)(iii) of Regulation S-K. A copy of any omitted document will be furnished to the Commission upon request.