Form 10-Q
period 2003-03-31
ALLEGHENY TECHNOLOGIES INC
filed 2003-04-30
CIK 1018963

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to _____

                         Commission File Number 1-12001

                       ALLEGHENY TECHNOLOGIES INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              25-1792394
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

          1000 Six PPG Place
       Pittsburgh, Pennsylvania                                  15222-5479
---------------------------------------                      -------------------
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

Yes [X]  No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).

Yes [X]  No [ ]

At April 24, 2003, the registrant had outstanding 80,961,069 shares of its Common Stock.

                       ALLEGHENY TECHNOLOGIES INCORPORATED
                                  SEC FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003

                                      INDEX

                                                                                 Page No.
PART I. - FINANCIAL INFORMATION

       Item 1.  Financial Statements

       Consolidated Balance Sheets                                                   3

       Consolidated Statements of Operations                                         4

       Consolidated Statements of Cash Flows                                         5

       Notes to Consolidated Financial Statements                                    6

       Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                                       22

       Item 3.  Quantitative and Qualitative
                Disclosures About Market Risk                                       37

       Item 4.  Controls and Procedures                                             39

PART II. - OTHER INFORMATION

       Item 6.  Exhibits and Reports on Form 8-K                                    39

SIGNATURES                                                                          40

CERTIFICATIONS                                                                      41

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

              ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (In millions, except share and per share amounts)

                                                                                 March 31,         December 31,
                                                                                   2003                2002
                                                                                   ----                ----
                                                                               (Unaudited)          (Audited)
ASSETS
Cash and cash equivalents                                                      $      111.4        $       59.4
Accounts receivable, net                                                              260.4               239.3
Inventories, net                                                                      412.0               409.0
Income tax refunds                                                                      3.6                51.9
Deferred income taxes                                                                  17.0                20.8
Prepaid expenses and other current assets                                              28.7                32.0
                                                                               ------------        ------------
     Total Current Assets                                                             833.1               812.4
Property, plant and equipment, net                                                    749.2               757.6
Deferred pension asset                                                                165.1               165.1
Cost in excess of net assets acquired                                                 195.8               194.4
Deferred income taxes                                                                 103.2                85.4
Other assets                                                                           60.2                78.3
                                                                               ------------        ------------
     TOTAL ASSETS                                                              $    2,106.6        $    2,093.2
                                                                               ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                               $      178.1        $      171.3
Accrued liabilities                                                                   164.7               161.0
Short-term debt and current portion
   of long-term debt                                                                   10.0                 9.7
                                                                               ------------        ------------
     Total Current Liabilities                                                        352.8               342.0
Long-term debt                                                                        510.9               509.4
Accrued postretirement benefits                                                       501.2               496.4
Pension liabilities                                                                   238.3               216.0
Other long-term liabilities                                                            81.2                80.6
                                                                               ------------        ------------
     TOTAL LIABILITIES                                                              1,684.4             1,644.4
                                                                               ------------        ------------
STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.10: authorized-
   50,000,000 shares; issued-none                                                        --                  --
Common stock, par value $0.10, authorized-500,000,000
   shares; issued-98,951,490 shares at March 31, 2003 and December 31, 2002;
   outstanding-80,961,069 shares at March 31, 2003 and 80,634,344 shares
   at December 31, 2002                                                                 9.9                 9.9
Additional paid-in capital                                                            481.2               481.2
Retained earnings                                                                     795.5               835.1
Treasury stock: 17,990,421 shares at
   March 31, 2003 and 18,317,146 shares
   at December 31, 2002                                                              (461.2)             (469.7)
Accumulated other comprehensive
   loss, net of tax                                                                  (403.2)             (407.7)
                                                                               ------------        ------------
     Total Stockholders' Equity                                                       422.2               448.8
                                                                               ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $    2,106.6        $    2,093.2
                                                                               ============        ============

         The accompanying notes are an integral part of these statements.

              ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In millions except per share amounts)
                                   (Unaudited)

                                                              Three Months Ended
                                                                  March 31,
                                                       -------------------------------
                                                           2003               2002
                                                       ------------       ------------
Sales                                                  $      480.5       $      493.1

Costs and expenses:
  Cost of sales                                               465.9              452.7
  Selling and administrative
    expenses                                                   47.7               50.5
                                                       ------------       ------------
Loss before interest, other income
  and income taxes                                            (33.1)             (10.1)

Interest expense, net                                           7.4                9.9
Other income                                                    0.5                2.0
                                                       ------------       ------------
Loss before income tax benefit and
  cumulative effect of change in
  accounting principle                                        (40.0)             (18.0)

Income tax benefit                                            (14.2)              (6.9)
                                                       ------------       ------------
Net loss before cumulative effect
  of change in accounting principle                           (25.8)             (11.1)

Cumulative effect of change in
  accounting principle, net of tax                             (1.3)                --
                                                       ------------       ------------
Net loss                                               $      (27.1)      $      (11.1)
                                                       ============       ============
Basic and diluted net loss per
  common share before cumulative
  effect of change in accounting
  principle                                            $      (0.32)      $      (0.14)

Cumulative effect of change in
  accounting principle                                        (0.02)                --
                                                       ------------       ------------
Basic and diluted net loss per
  common share                                         $      (0.34)      $      (0.14)
                                                       ============       ============
Dividends declared per common share                    $        .06       $       0.20
                                                       ============       ============

         The accompanying notes are an integral part of these statements.

              ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                   ------------------------------
                                                                                       2003              2002
                                                                                   -----------       ------------
OPERATING ACTIVITIES:
  Net loss                                                                         $     (27.1)      $      (11.1)
  Adjustments to reconcile net loss to net
        cash provided by operating activities:
      Cumulative effect of change in accounting principle                                  1.3                 --
      Depreciation and amortization                                                       18.0               22.8
      Deferred income taxes                                                              (13.3)               1.8
  Change in operating assets and liabilities:

      Income tax refunds receivable                                                       48.3               43.2
      Pension assets and liabilities                                                      22.4               (3.1)
      Accounts receivable                                                                (21.2)             (16.4)
      Accounts payable                                                                     6.8                0.2
      Inventories                                                                         (3.0)              47.1
      Accrued liabilities and other                                                       13.0               (2.6)
                                                                                   -----------       ------------
CASH PROVIDED BY OPERATING ACTIVITIES                                                     45.2               81.9

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                             (11.8)             (15.4)
  Asset disposals and other                                                                5.9                2.7
                                                                                   -----------       ------------
CASH USED IN INVESTING ACTIVITIES                                                         (5.9)             (12.7)

FINANCING ACTIVITIES:
  Borrowings (repayments) on long-term debt                                                3.1               (5.9)
  Net repayments under credit facilities                                                     -              (50.4)
  Payments on long-term debt and capital leases                                           (0.2)                 -
                                                                                   -----------       ------------
    Net increase (decrease) in debt                                                        2.9              (56.3)
  Proceeds from interest rate swap termination                                            14.6                 --
  Dividends paid                                                                          (4.8)             (16.1)
                                                                                   -----------       ------------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                           12.7              (72.4)
                                                                                   -----------       ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          52.0               (3.2)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR                                        59.4               33.7
                                                                                   -----------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $     111.4       $       30.5
                                                                                   ===========       ============

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

     These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States for complete financial statements. In management's opinion, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K. The results of operations for these interim periods are not necessarily indicative of the operating results for any future period.

Stock-based Compensation

     The Company accounts for its stock option plans and other stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The following table illustrates the effect on net loss and per share information if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

(in millions, except per share amounts)

                                                  Three Months Ended
                                                       March 31,
                                           --------------------------------
                                               2003                2002
                                           -----------         ------------
                                                     (unaudited)
Net loss as reported                       $     (27.1)        $      (11.1)
Stock-based compensation
  under SFAS 123 fair value method,
  net of tax                                      (0.8)                (0.8)
                                           -----------         ------------
Pro forma net loss                         $     (27.9)        $      (11.9)
                                           ===========         ============
Net loss per common share:
Basic and diluted--as reported             $     (0.34)        $      (0.14)
                                           -----------         ------------
Basic and diluted--pro forma               $     (0.35)        $      (0.15)
                                           -----------         ------------

New Accounting Pronouncements

     Effective January 1, 2003, as required, the Company adopted Statement of Financial Accounting Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). Under SFAS 143, obligations associated with the retirement of tangible long-lived assets, such as landfill and other facility closure costs, are capitalized and amortized to expense over an asset's useful life using a systematic and rational allocation method.

     The adoption of SFAS 143 by the Company resulted in recognizing a charge of $1.3 million, net of income taxes of $0.7 million, or $0.02 per share, principally for asset retirement obligations related to landfills in the Company's Flat-Rolled Products segment. This charge is reported in the statement of operations for the quarter ended March 31, 2003, as a cumulative effect of a change in accounting principle. The pro forma effects of the application of SFAS 143 as if the Statement had been adopted on January 1, 2002 were not material.

NOTE 2.  INVENTORIES

     Inventories at March 31, 2003 and December 31, 2002 were as follows (in millions):

                                                 March 31,         December 31,
                                                   2003                2002
                                               ------------        ------------
                                                (unaudited)         (audited)
Raw materials and supplies                     $       47.4        $       49.4
Work-in-process                                       374.4               361.0
Finished goods                                         75.6                77.9
                                               ------------        ------------
Total inventories at current cost                     497.4               488.3
Less allowances to reduce current cost
     values to LIFO basis                             (77.7)              (74.7)
Progress payments                                      (7.7)               (4.6)
                                               ------------        ------------
Total inventories, net                         $      412.0        $      409.0
                                               ============        ============

NOTE 3.  SUPPLEMENTAL BALANCE SHEET INFORMATION

     Property, plant and equipment at March 31, 2003 and December 31, 2002 were as follows (in millions):

                                                 March 31,         December 31,
                                                   2003                2002
                                               ------------        ------------
                                                (unaudited)         (audited)
Land                                           $       26.2        $       29.5
Buildings                                             227.1               228.6
Equipment and leasehold improvements                1,528.5             1,521.5
                                               ------------        ------------
                                                    1,781.8             1,779.6
Accumulated depreciation and amortization          (1,032.6)           (1,022.0)
                                               ------------        ------------
Total property, plant and equipment, net       $      749.2        $      757.6
                                               ============        ============

     Reserves for restructuring charges recorded in 2002 and prior years involving future payments were $5.3 million at March 31, 2003 and $6.8 million at December 31, 2002. The reduction in reserves was from cash payments to meet severance obligations.

NOTE 4.  DEBT

     Debt at March 31, 2003 and December 31, 2002 was as follows (in millions):

                                                 March 31,         December 31,
                                                   2003                2002
                                               ------------        ------------
                                                (unaudited)         (audited)
Allegheny Technologies $300 million
   8.375% Notes due 2011, net (a)              $      310.0        $      312.3
Allegheny Ludlum 6.95% debentures,
   due 2025                                           150.0               150.0
Foreign credit agreements                              27.9                26.7
Industrial revenue bonds, due
   through 2011                                        21.3                21.5
Capitalized leases and other                           11.7                 8.6
Unsecured domestic credit agreement                       -                   -
                                               ------------        ------------
                                                      520.9               519.1
Short-term debt and current portion
   of long-term debt                                  (10.0)               (9.7)
                                               ------------        ------------
Total long-term debt                           $      510.9        $      509.4
                                               ============        ============

     (a) Includes fair value adjustments for interest rate swap contracts of $16.3 million and $18.7 million at March 31, 2003 and December 31, 2002, respectively.

     Interest rate swap contracts are used from time-to-time to manage the Company's exposure to interest rate risks. At the end of the 2002 first quarter, ATI entered into interest rate swap contracts with respect to a $150 million notional amount related to its $300 million, 8.375% ten-year Notes, due December 15, 2011, which involved the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the contracts without an exchange of the underlying principal amount. These contracts were designated as fair value hedges. As a result, changes in the fair value of the swap contracts and the underlying fixed rate debt are recognized in the statement of operations. In the 2003 first quarter, the Company terminated the majority of these interest rate swap contracts and received $14.6 million in cash. The $14.6 million gain on settlement remains a component of the reported balance of the Notes ($310 million at March 31, 2003 including fair value adjustments), and will be ratably recognized as a reduction to interest expense over the remaining life of the Notes, which is approximately nine years.

     In the 2003 first quarter, the Company entered into new "receive fixed, pay floating" interest rate swap arrangements related to the 8.375% ten-year Notes which re-established, in total, the $150 million notional amount which effectively converted this portion of the Notes to variable rate debt. Including accretion of the gain on termination of the swap contracts described above, the result of the "receive fixed, pay floating" arrangements was a decrease in interest expense of $1.7 million for the quarter ended March 31, 2003, compared to the fixed interest expense of the Notes that would otherwise have been realized. At March 31, 2003, the adjustment of these swap contracts to fair market value resulted in the recognition of an asset of $1.8 million on the balance sheet, included in other assets, with an offsetting increase in long-term debt. Substantially all of the swap contracts contain a provision which allows the swap counterparty to terminate the swap contracts in the event that ATI's senior unsecured debt credit rating falls below investment grade.

     The Company has a primary unsecured domestic credit agreement facility which consists of a short-term 364-day $100 million credit facility which expires in December 2003, and a $150 million credit facility which expires in December 2006. There were no borrowings made under the credit facility during 2003, or all of 2002. The agreement has various covenants that limit the Company's ability to dispose of assets and merge with another corporation. The agreement also contains covenants that require the Company to maintain various financial statement ratios, including a covenant requiring the maintenance of a specified minimum ratio of consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") to gross interest expense ("Interest Coverage Ratio") and a second covenant that requires the Company to not exceed a specified maximum ratio of total consolidated indebtedness to total capitalization ("Leverage Ratio"), both as defined by the agreement. The Company was compliant with these covenants at March 31, 2003.

     The definition of EBITDA excludes up to $10 million of cash costs related to workforce reductions in 2002, and beginning in 2003, includes the add back of non-cash pension expense or the deduction of non-cash pension income calculated in accordance with SFAS No. 87, "Employers' Accounting for Pensions" ("SFAS 87"), and adds back postretirement benefits expenses that are funded by Voluntary Employee Benefit Association (VEBA) trusts.

     The Leverage Ratio requires that total consolidated indebtedness be not more than 50% of total capitalization. The Leverage Ratio excludes any changes to capitalization resulting from non-cash balance sheet adjustments due to changes in net pension assets or liabilities recognized in accordance with the minimum liability provisions of SFAS 87. The definitions of total indebtedness and total capitalization deduct up to $50 million of cash, and cash equivalent balances held in excess of $25 million reduce total consolidated indebtedness and total capitalization by the amount of that excess.

     At March 31, 2003, EBITDA (calculated in accordance with the credit agreement, which excludes certain non-cash charges) for the prior twelve month period was 2.37 times gross interest expense compared to a required ratio of at least 2.00 times gross interest expense. At March 31, 2003, the Leverage Ratio was 37% compared to a required ratio of not more than 50% of total capitalization.

     Commitments under separate standby letters of credit outstanding were $48.9 million at March 31, 2003.

                      (this space intentionally left blank)

NOTE 5.  BUSINESS SEGMENTS

     Following is certain financial information with respect to the Company's business segments for the periods indicated (in millions):

                                                      Three Months Ended
                                                           March 31,
                                               --------------------------------
                                                   2003                2002
                                               ------------        ------------
                                                          (unaudited)
Total sales:

Flat-Rolled Products                           $      262.4        $      265.4
High Performance Metals                               170.7               181.4
Industrial Products                                    60.7                58.1
                                               ------------        ------------
                                                      493.8               504.9
Intersegment sales:

Flat-Rolled Products                                    3.6                 3.3
High Performance Metals                                 9.7                 8.5
                                               ------------        ------------
                                                       13.3                11.8
Sales to external customers:

Flat-Rolled Products                                  258.8               262.1
High Performance Metals                               161.0               172.9
Industrial Products                                    60.7                58.1
                                               ------------        ------------
                                               $      480.5        $      493.1
                                               ============        ============
Operating profit(loss):

Flat-Rolled Products                           $       (1.0)       $       (0.4)
High Performance Metals                                 8.3                 4.3
Industrial Products                                     1.5                (0.7)
                                               ------------        ------------
Total operating profit                                  8.8                 3.2

Corporate expenses                                     (4.8)               (5.7)
Interest expense, net                                  (7.4)               (9.9)
Other (expenses) income, net
 of gains on asset sales                               (1.8)                0.1
Retirement benefit expense                            (34.8)               (5.7)
                                               ------------        ------------
Loss before income tax
 benefit and cumulative
 effect of change in
 accounting principle                          $      (40.0)       $      (18.0)
                                               ============        ============

     Retirement benefit expense represents pension expense and other postretirement benefit expenses. Operating profit with respect to the Company's business segments excludes any retirement benefit expense.

NOTE 6.  PER SHARE INFORMATION

     The following table sets forth the computation of basic and diluted net loss per common share (in millions, except share and per share amounts):

                                                      Three Months Ended
                                                           March 31,
                                               --------------------------------
                                                   2003                2002
                                               ------------        ------------
                                                          (unaudited)
Numerator:
Basic and diluted net loss per common
  share before cumulative effect of
  change in accounting principle               $      (25.8)       $      (11.1)

Cumulative effect of change
  in accounting principle, net of tax                  (1.3)                 --
                                               ------------        ------------
Basic and diluted net loss per common
  share                                        $      (27.1)       $      (11.1)
                                               ============        ============
Denominator for basic and diluted net
  loss per common share - adjusted
  weighted average shares                              80.7                80.4
                                               ============        ============
Basic and diluted net loss per
  common share before cumulative
  effect of change in accounting
  principle                                    $      (0.32)       $      (0.14)

Cumulative effect of change in
  accounting principle                                (0.02)                 --
                                               ------------        ------------
Basic and diluted net loss per common
  share                                        $      (0.34)       $      (0.14)
                                               ============        ============

     For the 2003 and 2002 periods, the effects of stock options were antidilutive and thus not included in the calculation of dilutive earnings per share.

NOTE 7.  COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss), net of tax, were as follows (in millions):

                                                      Three Months Ended
                                                           March 31,
                                               --------------------------------
                                                   2003                2002
                                               ------------        ------------
                                                          (unaudited)
Net loss                                       $      (27.1)       $      (11.1)
                                               ------------        ------------
Foreign currency translation gains                      4.5                   -
Unrealized gains on energy, raw materials
    and currency hedges, net of tax                       -                 7.8
Unrealized holding gains arising during
    the period                                            -                 0.4
                                               ------------        ------------
                                                        4.5                 8.2
                                               ------------        ------------

Comprehensive loss                             $      (22.6)       $       (2.9)
                                               ============        ============

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

     In 1996, the defined benefit pension plans of the Subsidiary were merged with the defined benefit pension plans of Teledyne, Inc. and Allegheny Technologies became the plan sponsor. As a result, the balance sheets presented for the Subsidiary and the non-guarantor subsidiaries do not include the Allegheny Technologies deferred pension asset, pension liabilities or the related deferred taxes. The pension assets, liabilities and the related deferred taxes and pension income or expense are recognized by the Guarantor Parent. Management and royalty fees charged to the Subsidiary and to the non-guarantor subsidiaries by the Guarantor Parent have been excluded solely for purposes of this presentation.

NOTE 8.  CONTINUED

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
March 31, 2003 (unaudited)

---------------------------------------------------------------------------------------------------------------------------------
                                       Guarantor                            Non-guarantor
          (In millions)                 Parent            Subsidiary         Subsidiaries        Eliminations        Consolidated
---------------------------------------------------------------------------------------------------------------------------------
Assets:
 Cash                                $          -        $       83.4        $       28.0        $          -        $      111.4
 Accounts receivable, net                     0.1                93.5               166.8                   -               260.4
 Inventories, net                               -               181.8               230.2                   -               412.0
 Income tax refunds                           3.6                   -                   -                   -                 3.6
 Deferred income taxes                       17.0                   -                   -                   -                17.0
 Prepaid expenses and other
   current assets                             0.2                 7.8                20.7                   -                28.7
                                     --------------------------------------------------------------------------------------------
   Total current assets                      20.9               366.5               445.7                   -               833.1
 Property, plant, and
   equipment, net                               -               379.7               369.5                   -               749.2
 Cost in excess of net
   assets acquired                              -               112.1                83.7                   -               195.8
 Deferred pension asset                     165.1                   -                   -                   -               165.1
 Deferred income taxes                      103.2                   -                   -                   -               103.2
 Investments in subsidiaries
   and other assets                       1,127.9               466.4               333.2            (1,867.3)               60.2
                                     --------------------------------------------------------------------------------------------
 Total assets                        $    1,417.1        $    1,324.7        $    1,232.1        $   (1,867.3)       $    2,106.6
                                     ============================================================================================
 Liabilities and
   stockholders' equity:
 Accounts payable                    $        2.2        $       98.7        $       77.2        $          -        $      178.1
 Accrued liabilities                        440.7                70.2                92.1              (438.3)              164.7
 Short-term debt and current
   portion of long-term debt                    -                 0.8                 9.2                   -                10.0
                                     --------------------------------------------------------------------------------------------
 Total current liabilities                  442.9               169.7               178.5              (438.3)              352.8
 Long-term debt                             310.0               364.2                41.4              (204.7)              510.9
 Accrued postretirement
   benefits                                     -               311.7               189.5                   -               501.2
 Pension liabilities                        238.3                   -                   -                   -               238.3
 Other long-term liabilities                  3.7                22.3                55.2                   -                81.2
                                     --------------------------------------------------------------------------------------------
 Total liabilities                          994.9               867.9               464.6              (643.0)            1,684.4
                                     --------------------------------------------------------------------------------------------
 Total stockholders' equity                 422.2               456.8               767.5            (1,224.3)              422.2
                                     --------------------------------------------------------------------------------------------
 Total liabilities and
  stockholders' equity               $    1,417.1        $    1,324.7        $    1,232.1        $   (1,867.3)       $    2,106.6
                                     ============================================================================================

NOTE 8. CONTINUED

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations

For the three months ended March 31, 2003 (unaudited)

------------------------------------------------------------------------------------------------------------------------
                                      Guarantor                        Non-guarantor
         (In millions)                 Parent         Subsidiary        Subsidiaries       Eliminations     Consolidated
------------------------------------------------------------------------------------------------------------------------
Sales                                 $       -       $    237.2        $     243.3         $        -       $    480.5
Cost of sales                              25.1            239.5              201.3                  -            465.9
Selling and administrative
 expenses                                  12.7              6.0               29.0                  -             47.7
Interest expense                            4.7              2.6                0.1                  -              7.4
Other income(expense)
 including equity in income
 of unconsolidated
 subsidiaries                               1.8             (0.2)               3.5               (4.6)             0.5
                                      ---------------------------------------------------------------------------------
Income (loss) before income
 tax benefit and
 cumulative effect of
 change in accounting
 principle                                (40.7)           (11.1)              16.4               (4.6)           (40.0)
Income tax provision
 (benefit)                                (14.9)            (3.3)               5.5               (1.5)           (14.2)
                                      ---------------------------------------------------------------------------------
Net income (loss) before
 cumulative effect of change
 in accounting principle                  (25.8)            (7.8)              10.9               (3.1)           (25.8)
Cumulative effect of change in
 accounting principle,
 net of tax                                (1.3)               -                  -                  -             (1.3)
                                      ---------------------------------------------------------------------------------
Net income (loss)                     $   (27.1)      $     (7.8)       $      10.9         $     (3.1)      $    (27.1)
                                      =================================================================================

NOTE 8. CONTINUED

Condensed Statements of Cash Flows
For the three months ended March 31, 2003 (unaudited)

--------------------------------------------------------------------------------------------------------------------
                                                                        Non-
                                      Guarantor                      guarantor
           (In millions)               Parent      Subsidiary        Subsidiaries      Eliminations     Consolidated
--------------------------------------------------------------------------------------------------------------------
Cash flows provided by
 (used in) operating
 activities                            $   1.8       $  158.2        $     22.2         $   (137.0)      $     45.2
Cash flows provided by
 (used in) investing
 activities                                  -           (5.9)             (3.4)               3.4             (5.9)
Cash flows provided by
 (used in) financing
 activities                               (2.1)        (111.8)             (7.0)             133.6             12.7
                                       ----------------------------------------------------------------------------
Increase (decrease) in
 cash and cash equivalents             $  (0.3)      $   40.5        $     11.8         $       --       $     52.0
                                       ============================================================================

NOTE 8. CONTINUED

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
December 31, 2002 (audited)

-------------------------------------------------------------------------------------------------------------------
                                       Guarantor                   Non-guarantor
(In millions)                           Parent       Subsidiary     Subsidiaries       Eliminations    Consolidated
-------------------------------------------------------------------------------------------------------------------
Assets:
Cash and cash equivalents              $     0.2     $     43.0      $     16.2         $        -      $     59.4
Accounts receivable, net                       -           82.3           157.0                  -           239.3
Inventories, net                               -          181.6           227.4                  -           409.0
Income tax refunds                          51.9              -               -                  -            51.9
Deferred income taxes                       20.8              -               -                  -            20.8
Prepaid expenses, and other
  current assets                             0.3            8.8            22.9                  -            32.0
                                       ---------------------------------------------------------------------------
  Total current assets                      73.2          315.7           423.5                  -           812.4
Property, plant, and
  equipment, net                               -          383.2           374.4                  -           757.6
Cost in excess of net
  assets acquired                              -          112.1            82.3                  -           194.4
Deferred pension asset                     165.1              -               -                  -           165.1
Deferred income taxes                       85.4              -               -                  -            85.4
Investment in subsidiaries
  and other assets                       1,169.8          608.8           347.1           (2,047.4)           78.3
                                       ---------------------------------------------------------------------------
Total assets                           $ 1,493.5     $  1,419.8      $  1,227.3         $ (2,047.4)     $  2,093.2
                                       ===========================================================================
Liabilities and
  stockholders' equity:
Accounts payable                       $     1.9     $     96.3      $     73.1         $        -      $    171.3
Accrued liabilities                        510.8           52.1            97.9             (499.8)          161.0
Short-term debt and current
  portion of long-term debt                    -            0.6             9.1                  -             9.7
                                       ---------------------------------------------------------------------------
Total current liabilities                  512.7          149.0           180.1             (499.8)          342.0
Long-term debt                             312.4          441.3            37.2             (281.5)          509.4
Accrued postretirement
  benefits                                     -          308.1           188.3                  -           496.4
Pension liabilities                        216.0              -               -                  -           216.0
Other long-term liabilities                  3.6           23.1            53.9                  -            80.6
                                       ---------------------------------------------------------------------------
Total liabilities                        1,044.7          921.5           459.5             (781.3)        1,644.4
                                       ---------------------------------------------------------------------------
Total stockholders' equity                 448.8          498.3           767.8           (1,266.1)          448.8
                                       ---------------------------------------------------------------------------
Total liabilities and
  stockholders' equity                 $ 1,493.5     $  1,419.8      $  1,227.3         $ (2,047.4)     $  2,093.2
                                       ===========================================================================

NOTE 8. CONTINUED

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations
For the three months ended March 31, 2002 (unaudited)

--------------------------------------------------------------------------------------------------------------------
                                       Guarantor                    Non-guarantor
           (In millions)                Parent       Subsidiary      Subsidiaries      Eliminations     Consolidated
--------------------------------------------------------------------------------------------------------------------
Sales                                  $       -     $    252.9      $     240.2        $        -       $    493.1
Cost of sales                                3.5          243.6            205.6                 -            452.7
Selling and administrative
 expenses                                   12.9            6.9             30.7                 -             50.5
Interest expense                             6.9            3.0                -                 -              9.9
Other income(expense)
 including equity in income
 of unconsolidated
 subsidiaries                                6.4           (0.8)             4.7              (8.3)             2.0
                                       ----------------------------------------------------------------------------
Income (loss) before income
 taxes                                     (16.9)          (1.4)             8.6              (8.3)           (18.0)
Income tax provision
 (benefit)                                  (5.8)          (2.4)             4.2              (2.9)            (6.9)
                                       ----------------------------------------------------------------------------
Net income (loss)                      $   (11.1)    $      1.0      $       4.4        $     (5.4)      $    (11.1)
                                       ============================================================================

Condensed Statements of Cash Flows
For the three months ended March 31, 2002 (unaudited)

--------------------------------------------------------------------------------------------------------------------
                                       Guarantor                    Non-guarantor
       (In millions)                    Parent       Subsidiary      Subsidiaries      Eliminations     Consolidated
--------------------------------------------------------------------------------------------------------------------
Cash flows provided by
  (used in) operating
  activities                           $    53.6     $     27.0      $     (37.5)       $     38.8       $     81.9
Cash flows provided by
  (used in)  investing
  activities                                   -           (3.3)           (11.9)              2.5            (12.7)
Cash flows provided by
  (used in) financing
  activities                               (54.0)         (22.0)            44.9             (41.3)           (72.4)
                                       ----------------------------------------------------------------------------
Increase (decrease) in
  cash and cash
  equivalents                          $    (0.4)    $      1.7      $      (4.5)       $        -       $     (3.2)
                                       ============================================================================

NOTE 9.     COMMITMENTS AND CONTINGENCIES

     The Company is subject to various domestic and international environmental laws and regulations that govern the discharge of pollutants into the air or water, and the disposal of hazardous substances, which may require that the Company investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including sites at which the Company has been identified as a potentially responsible party ("PRP") under the Federal Superfund laws and comparable state laws. The Company could incur substantial cleanup costs, fines and civil or criminal sanctions, as well as third party property damage or personal injury claims, as a result of violations or liabilities under these laws or non-compliance with environmental permits required at its facilities. The Company is currently involved in the investigation and remediation at a number of its current and former sites as well as third party sites under these laws.

     When it is probable that a liability has been incurred or an asset of the Company has been impaired, a loss is recognized if the amount of the loss can be reasonably estimated.

     Environmental liabilities are recorded when the Company's liability is probable and the costs are reasonably estimable, but generally not later than the completion of a feasibility study or the recommendation of a remedy or a commitment to an appropriate plan of action. The accruals are reviewed periodically and, as investigations and remediations proceed, adjustments are made as necessary. Accruals for losses from environmental remediation obligations do not take into account the effects of inflation, and anticipated expenditures are not discounted to their present values. The accruals are not reduced by possible recoveries from insurance carriers or other third parties, but do reflect allocations among PRPs at Federal Superfund sites or similar state-managed sites after an assessment is made of the likelihood that such parties will fulfill their obligations at such sites and after appropriate cost-sharing or other agreements are entered into. The Company's measurement of environmental liabilities is based on currently available facts, present laws and regulations, and current technology. Estimates take into consideration the Company's prior experience in site investigation and remediation, the data concerning cleanup costs available from other companies and regulatory authorities, and the professional judgment of the Company's environmental experts in consultation with outside environmental specialists, when necessary. Estimates of the Company's liability are subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluations and estimates of appropriate cleanup technology, methodology and cost, the extent of corrective actions that may be required, and the participation and financial condition of other PRPs, as well as the extent of their responsibility for the remediation.

     At March 31, 2003, the Company's reserves for environmental remediation obligations totaled approximately $39.7 million, of which approximately $12.0 million were included in other current liabilities. The reserve includes estimated probable future costs of $15.7 million for federal Superfund and comparable state-managed sites; $9.3 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $3.2 million for owned or controlled sites at which Company operations have been discontinued; and

$11.5 million for sites utilized by the Company in its ongoing operations. In some cases the Company is evaluating whether it may be able to recover a portion of future costs for environmental liabilities from third parties other than participating PRPs.

     The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of participating PRPs, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years, and will complete remediation of all sites with respect to which accruals have been made in up to thirty years.

     Based on currently available information, the Company does not believe that there is a reasonable possibility that a loss exceeding the amount already accrued for any of the environmental matters with which it is currently associated (either individually or in the aggregate) will be an amount that would be material to a decision to buy or sell its securities. Additional future developments, administrative actions or liabilities relating to environmental matters, however, could have a material adverse effect on the Company's financial condition and results of operations.

     Various claims (whether based on U.S. Government or Company audits and investigations or otherwise) have been or may be asserted against the Company related to its U.S. Government contract work, principally related to the former operations of Teledyne, Inc., including claims based on business practices and cost classifications and actions under the False Claims Act. Depending on the circumstances and the outcome, such proceedings could result in fines, penalties, compensatory and treble damages or the cancellation or suspension of payments under one or more U.S. Government contracts. Under government regulations, a company, or one or more of its operating divisions or units, can also be suspended or debarred from government contracts based on the results of investigations. Given the limited extent of the Company's current business with the U.S. Government, the Company believes that a suspension or debarment of the Company would not have a material adverse effect on the future operating results and consolidated financial condition of the Company. Although the outcome of these matters cannot be predicted with certainty, management does not believe there is any audit, review or investigation currently pending against the Company of which management is aware that is likely to have a material adverse effect on the Company's financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period.

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

     In June 1995, the U.S. Government commenced an action against Allegheny Ludlum in the United States District Court for the Western District of Pennsylvania alleging multiple violations of the Federal Clean Water Act. The trial of this matter concluded in February 2001. In February 2002, the Court issued a decision imposing a penalty of $8.2 million for incidents at five facilities that occurred over a period of approximately six years which Allegheny Ludlum had reported to the appropriate environmental agencies. The Company asked the Court to reconsider its decision, which the Court denied in October 2002. The Company has appealed the Court's decision. At March 31, 2003, the Company had adequate reserves, including accrued interest, for this matter.

     Allegheny Ludlum and the United Steelworkers of America ("USWA") are parties to various collective bargaining agreements which set forth a "Profit Sharing Plan". The Company and the USWA were involved in litigation regarding Profit Sharing Pool calculations for 1996, 1997, 1998 and 1999. The USWA claimed adjustments that alleged the Company owed to USWA-represented employees approximately $32 million. The Company maintained that its certified determinations of the Profit Sharing Pool calculations were made as prescribed by the Profit Sharing Plan. On January 13, 2003, the Company formalized a settlement agreement with the USWA that provided for an aggregate $5 million distribution to eligible employees, which is expected to be paid in the 2003 second quarter. At March 31, 2003, the Company had adequate reserves for this matter.

     In March 1995, Kaiser Aerospace & Electronics Corporation ("Kaiser") filed a civil complaint against Teledyne Industries, Inc. (now TDY Industries, Inc. ("TDY")), a wholly-owned subsidiary of the Company and Dimeling Schreiber & Park ("DS&P"), DS&P's general partners, and New Piper Aircraft, Inc. in the state court for Miami-Dade County, Florida. The complaint alleged that TDY breached a Cooperation and Shareholder's Agreement with Kaiser under which the parties agreed to cooperate in the filing and promotion of a proposed bankruptcy reorganization plan for acquiring the assets of Piper Aircraft, a manufacturer of general aviation aircraft. TDY and Kaiser are engaged in discovery and have agreed to participate in a mediation. Kaiser has requested that the court impose a constructive trust on TDY's equity interest in privately held New Piper Aircraft, Inc., which represents approximately 30% of the equity of New Piper Aircraft, Inc. In the alternative, Kaiser also seeks unspecified damages in an amount "to be determined at trial." The trial for this matter has not been scheduled. While the outcome of the litigation cannot be predicted, and the Company believes that the claims are not meritorious, an adverse resolution of this matter could have a material adverse effect on the Company's results of operations and financial condition.

     TDY and the San Diego Unified Port District ("Port District") entered into a lease of property located in San Diego, California ("San Diego facility") on October 1, 1984. TDY operated its Teledyne Ryan Aeronautical division ("Ryan") at the San Diego facility until May 1999, when substantially all the assets and business of Ryan were sold to Northrop Grumman Corporation ("Northrop"). Northrop subleased a portion of the property with the approval of the Port District until early 2001. TDY also entered into three separate sublease arrangements for portions of the property subject to the approval of the Port District, which the Port District refused. After its administrative appeal to the Port District was denied, TDY brought a lawsuit against the Port District.

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

     Despite the Port District's failure to consent to the three subleases, TDY continued its marketing efforts to sublease the San Diego facility. The rental payments and other expenses for the property amounted to approximately $0.4 million per month. At March 31, 2003, the Company had a reserve of approximately $3 million to cover the costs of occupying the San Diego facility. TDY and the Port District discussed resolution of this matter but did not reach any agreement even after court-sponsored mediation. In June 2002, TDY ceased paying rent on the grounds that the Port District had rescinded the Lease when it refused to allow TDY to sublease the property and that the Port District's condemnation of the property voided the lease. In September 2002, the Port District demanded that rent be paid or possession of the property be returned to the Port District. TDY returned possession to the Port District on October 31, 2002 and denied that any remaining amounts were due under the lease.

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

     In another matter related to the San Diego facility, the Port District requested that the California Department of Toxic Substances Control ("DTSC") evaluate whether the property is regulated as a hazardous waste transportation, storage, or disposal facility under the Resource Conservation and Recovery Act ("RCRA") and similar state laws. DTSC recognizes that the information pertaining to the RCRA permitting status of the property is ambiguous and referred the issue of the property's RCRA permitting status to DTSC's Legal Office for further consideration. TDY discussed this matter directly with DTSC's Legal Office and DTSC agreed to refrain from taking action regarding this issue until after completion of DTSC's Legal Office review. To the extent the facility is subject to RCRA permitting and corrective action is required at the property, DTSC has agreed that the San Diego Regional Water Quality Control Board ("Regional Board") is the appropriate agency to oversee the corrective action work. The Regional Board is currently overseeing other investigative work at the site, the expected costs of which are included in our environmental reserves.

     The Company is conducting an environmental assessment of portions of the San Diego facility at the request of the Regional Board. At this stage of the assessment, the Company cannot predict if any remediation will be necessary. The Company remediated in 1998 and continues to monitor a lagoon near the San Diego facility. Also, the Company is seeking approval from the San Diego Department of Public Health for the 1996 closure of four underground storage tanks at the San Diego facility. The
Company is evaluating potential claims it has against neighboring property owners and other PRPs related to the environmental condition of the San Diego facility.

     TDY and another wholly-owned subsidiary of the Company, among others, have been identified by the U.S. Environmental Protection Agency (EPA) as PRPs at the Li Tungsten Superfund Site in Glen Cove, New York. The Company believes that most of the contamination at the Site resulted from work done while the United States government either owned or controlled operations at the Site, or from processes done for various agencies of the United States, and that the United States is liable for a substantial portion of the remediation costs at the Site. In November 2000, TDY filed a cost recovery and contribution action against the United States government. Discovery is ongoing but no trial date has been scheduled. In March 2003, the Court ordered the parties, including the United States government, to fund a portion of the remediation costs at the Site. Based on information presently available, the Company believes its reserves on this matter are adequate. An adverse resolution of this matter could have a material adverse effect on the Company's results of operations and financial condition.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Allegheny Technologies Incorporated is one of the largest and most diversified producers of specialty materials in the world. Unless the context requires otherwise, "we", "our" and "us" refer to Allegheny Technologies Incorporated and its subsidiaries.

RESULTS OF OPERATIONS

     We operate in the following three business segments, which accounted for the following percentages of total external sales for the first three months of 2003 and 2002:

                                              2003            2002
                                              ----            ----
Flat-Rolled Products                           54%             53%
High Performance Metals                        34%             35%
Industrial Products                            12%             12%

     For the first three months of 2003, operating profit improved to $8.8 million compared to $3.2 million for the same 2002 period, primarily due to our cost reduction initiatives. Sales decreased 3% to $480.5 million for the first three months of 2003 compared to $493.1 million for the same 2002 period. The decrease in sales is primarily due to continuing difficult business conditions in the end markets we serve, especially commercial aerospace, power generation, capital goods and electrical energy.

     Business conditions in most of our end markets remained very difficult and uncertain during the first quarter of 2003. These market conditions combined with higher pension, healthcare, and energy costs resulted in the net loss before cumulative effect of a change in accounting principle of $25.8 million, or $0.32 loss per diluted share, for the first three months of 2003 compared to a net loss of $11.1 million, or $0.14 per diluted share, for the first three months of 2002. Pre-tax retirement benefit expense was $34.8 million in the first quarter of 2003, compared to $5.7 million in the comparable year ago period. Essentially all of this $29.1 million increase in expense is non-cash. On a per share basis, retirement benefit expense represented $0.28 per share of our $0.32 per share first quarter net loss before the cumulative effect of a change in accounting principle. The increased retirement benefit expense was a result of the severe decline in the equity markets over the past three years combined with the impact of lower expected returns on benefit plan investments and a lower discount rate assumption on liabilities.

     On January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). The adoption of SFAS 143 resulted in an after-tax charge of $1.3 million or $0.02 per diluted share. This charge is reported as a cumulative effect of a change in accounting.

     Sales and operating profit (loss) for our three business segments are discussed below.

FLAT-ROLLED PRODUCTS SEGMENT

     Sales declined 1% to $258.8 million in the 2003 first quarter, compared to the prior year period, primarily due to continued weakness in capital goods markets. Low pricing, higher energy costs and operating inefficiencies more than offset lower depreciation expense resulting in an operating loss of $1.0 million for the quarter, compared to an operating loss of $0.4 million in the comparable 2002 period. Energy costs increased by $5.2 million compared to 2002, net of approximately $5 million in gains from natural gas derivatives, as a result of higher natural gas and electricity prices. Results for 2003 benefited from $15 million in gross cost reductions, before the effects of inflation and higher energy costs, and the cancellation of $4.0 million in previously accrued management incentive compensation. In addition, results for the 2003 first quarter were favorably impacted by approximately $4 million in lower depreciation expense compared to the same quarter of the prior year as a result of assets becoming fully depreciated at the end of 2002. Total shipments decreased 2%, while average prices increased 1%, primarily due to higher raw material surcharges.

     While overall demand remained weak and pricing poor in our Flat-Rolled Products segment, our commercial successes in 2002 improved our position in several key markets. Shipments of cold-rolled sheet, net of emission control alloys, improved by 10%, silicon electrical steel shipments improved by 8%, and shipments of Precision Rolled Strip(R) products improved by 10%, compared to the same period last year. However, shipments of continuous-mill-plate (CMP) products were reduced significantly, primarily due to the fourth quarter 2002 indefinite idling of our wide CMP finishing facility and continuing weak demand for these products.

     Comparative information on the segment's products is provided in the following table (unaudited):

                                                             Three Months Ended
                                                                  March 31,
                                                            --------------------          %
                                                              2003          2002        Change
                                                            --------      --------------------
Volume (finished tons):
 Commodity                                                    83,492        87,431        (5)
 High Value                                                   35,472        34,362         3
                                                            --------      --------
 Total                                                       118,964       121,793        (2)

Average prices (per finished ton):
 Commodity                                                  $  1,564      $  1,487         5
 High Value                                                 $  3,557      $  3,761        (5)
 Combined Average                                           $  2,159      $  2,129         1

HIGH PERFORMANCE METALS SEGMENT

     Sales declined 7% to $161.0 million due primarily to reduced demand from the commercial aerospace and power generation markets, which was partially offset by strong demand for premium exotic alloys from government and high energy physics markets. Operating profit improved to $8.3 million compared to $4.3 million in the year-ago period. Results for 2003 benefited from $10 million of gross cost reductions, before the effects of inflation. Operating results for the 2002 period were adversely affected by a labor strike at our Wah Chang operation, which was settled in March 2002. Shipments of nickel-based and specialty steel products decreased 19% and shipments of titanium-based products decreased 7%. Average prices of nickel-based and specialty steel products increased 4%, while average prices of titanium-based products increased 6%, both due primarily to product mix. Shipments of exotic alloys increased 7% and average prices were 8% higher.

     Backlog of confirmed orders within the segment increased to approximately $315 million at March 31, 2003, 5% higher than at December 31, 2002, due to increases in orders from the medical and government defense markets.

Certain comparative information on the segment's major products is provided in the following table (unaudited):

                                                              Three Months Ended
                                                                   March 31,
                                                             ---------------------      %
                                                               2003          2002     Change
                                                             -------       -----------------
Volume (000's pounds):
 Nickel-based and specialty steel alloys                       8,692        10,765      (19)
 Titanium mill products                                        4,615         4,949       (7)
 Exotic alloys                                                   932           869        7

Average prices (per pound):
 Nickel-based and specialty steel alloys                     $  6.73       $  6.46        4
 Titanium mill products                                      $ 12.85       $ 12.11        6
 Exotic alloys                                               $ 37.75       $ 35.03        8

INDUSTRIAL PRODUCTS SEGMENT

     Sales improved 4% to $60.7 million resulting in an operating profit of $1.5 million for the 2003 first quarter compared to an operating loss of $0.7 million for the same period of 2002. Gross cost reductions, before the effects of inflation, totaled $2 million in the first quarter 2003. At our Metalworking Products operation, increased sales, particularly from the oil and gas market, and continued cost reductions resulted in improved operating profit.

CORPORATE ITEMS

     Corporate expenses decreased to $4.8 million for the first quarter of 2003 compared to $5.7 million for the first quarter of 2002, primarily due to cost reductions and lower incentive compensation accruals. Net interest expense decreased to $7.4 million for the first quarter of 2003 from $9.9 million in the same period last year. At the end of the 2002 first quarter, we entered into "receive fixed, pay floating" interest rate swap contracts for $150 million related to the $300 million, 8.375%, ten-year Notes, which effectively convert this portion of the Notes to variable rate debt. The swap contracts effectively decreased interest expense by $1.7 million compared to the same period last year.

     The severe decline in the equity markets over the past three years, and lower expected returns on benefit plan investments and a lower discount rate assumption for determining liabilities, resulted in a pre-tax retirement benefit expense of $34.8 million in the first quarter of 2003 compared to $5.7 million in the first quarter of 2002. This increase in retirement benefits expense resulted in a $29.1 million pre-tax, or $0.24 per share after-tax, reduction in first quarter 2003 earnings compared to the same period of 2002. The increase in retirement benefit expense in 2003 negatively affected both cost of sales and selling and administrative expenses in the first quarter of 2003 compared to the same period last year. For the three months ended March 31, 2003, retirement benefit expense impacted cost of sales by $24.4 million and selling and administrative expenses by $10.4 million. For the three months ended March 31, 2002, retirement benefit expense impacted cost of sales by $1.3 million and selling and administrative expenses by $4.4 million. The majority of these retirement benefit expenses relate to our Allegheny Ludlum operation. Approximately $28 million of the first quarter 2003 retirement benefit expense is non-cash.

     We are not required to make cash contributions to the defined benefit pension plan for 2003 and, based upon current actuarial studies, we do not expect to be required to make cash contributions to the defined benefit pension plan during the next several years.

INCOME TAX BENEFIT

     Our effective tax rate was a benefit of 35.5% for the 2003 first quarter and a benefit of 38.3% for the 2002 comparable period. These income tax benefits are expected to be realized by refunds of taxes paid in prior years, or as a reduction of future tax obligations. We received federal income tax refunds of $48.3 million in the 2003 first quarter, and $43.2 million in the 2002 first quarter. Under current tax laws we are substantially unable to carry-back any current year or future year tax losses to prior periods to obtain cash refunds of taxes paid during those periods. Current year tax losses, if any, can be carried forward for up to 20 years and applied against any taxes owed in those future years.

     Deferred income taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes, or differences between the fair value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income taxes represent future tax benefits (assets) or costs (liabilities) to be recognized when those temporary differences reverse. We evaluate, on a quarterly basis, whether deferred income tax assets are realizable. If it were determined that all or a portion of the deferred income tax assets are not realizable, a valuation allowance would be recognized as a non-cash charge to the income tax provision with an offsetting reserve against the deferred income tax asset. Such a valuation allowance, if required, would be reversed or increased in future years if the estimated realizability of the deferred income tax asset changed. Future realization of deferred income tax assets ultimately depends upon the existence of sufficient taxable income within the carryback, carryforward period available under tax law. Determining if a valuation allowance is needed involves judgment and the consideration of all available evidence, both positive and negative, regarding estimated future taxable income, potential tax planning strategies which might be employed to prevent an operating loss or tax credit carryforward from expiring unused, and the estimated timing of reversals of existing taxable temporary differences. At March 31, 2003, we had a net deferred income tax asset, net of deferred income liabilities, of $120.2 million. This net deferred income tax asset is net of valuation allowances for certain state tax benefits that are not expected to be realized. A significant portion of this net deferred income tax asset relates to postretirement employee benefit obligations, which have been recognized for financial reporting purposes but are not recognized for income tax reporting purposes until the benefits are paid. These benefits payments are expected to occur over an extended period of years. Although realization is not assured, we have concluded that our net deferred income tax asset should be realizable based upon our history of earnings, expectations of future earnings, and potential tax planning strategies, including possible asset sales.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     Effective January 1, 2003, as required, we adopted Statement of Financial Accounting Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). Under SFAS 143, obligations associated with the retirement of tangible long-lived assets, such as landfill and other facility closure costs, are capitalized and amortized to expense over an asset's useful life using a systematic and rational allocation method.

     Our adoption of SFAS 143 resulted in recognizing a charge of $1.3 million, net of income taxes of $0.7 million, or $0.02 per share, principally for asset retirement obligations related to landfills in our Flat-Rolled Products segment. This charge is reported in the statement of operations for the quarter ended March 31, 2003 as a cumulative effect of a change in accounting principle. The pro forma effects of the application of SFAS 143 as if the Statement had been adopted on January 1, 2002 were not material.

FINANCIAL CONDITION AND LIQUIDITY

CASH FLOW AND WORKING CAPITAL

     During the three months ended March 31, 2003, cash generated from operations was $45.2 million, which included Federal income tax refunds for the 2002 tax year of $48.3 million, which more than offset a $12.7 increase in managed working capital. The increase in managed working capital was primarily due to a $21 million increase in accounts receivable because of higher sales in the first quarter 2003 compared to the fourth quarter of 2002. Capital expenditures of $11.8 million and dividend payments of $4.8 million were offset by $14.6 million in proceeds from terminating some of our interest rate swap contracts, and $5.9 million in proceeds from sales of non-strategic real estate assets. At March 31, 2003, cash and cash equivalents totaled $111.4 million, an increase of $52.0 million from December 31, 2002.

     As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable and gross inventories, less accounts payable. In measuring performance in controlling this managed working capital, we exclude the effects of LIFO inventory valuation reserves, excess and obsolete inventory reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. At March 31, 2003, managed working capital was 30% of annualized sales compared to 33% of annualized sales at December 31, 2002. During the first three months of 2003, managed working capital increased by $12.7 million, to $592.8 million.

The components of managed working capital were as follows:

(Unaudited, in millions)             March 31,            December 31,
                                       2003                   2002
                                     ---------            ------------
Accounts receivable                  $   260.4              $  239.3
Inventories                              412.0                 409.0
Accounts payable                        (178.1)               (171.3)
                                     ---------              --------
Subtotal                                 494.3                 477.0

Allowance for doubtful accounts           10.3                  10.1
LIFO reserves                             77.7                  74.7
Corporate and other                       10.5                  18.3
                                     ---------              --------
Managed working capital              $   592.8              $  580.1
                                     =========              ========

Annualized prior 2 months sales      $ 1,992.0              $1,741.0
                                     =========              ========

Managed working capital as a
  % of annualized sales                     30%                   33%

     Capital expenditures for 2003 are expected to be approximately $70 million, of which $11.8 million had been expended in the 2003 first quarter. Capital expenditures primarily relate to the upgrade of our Flat-Rolled Products melt shop located in Brackenridge, PA and investments to enhance the high performance metals capabilities of our High Performance Metals long products rolling mill facility located in Richburg, SC.

     On March 11, 2003, a regular quarterly dividend of $0.06 per share of common stock was paid to stockholders of record at the close of business on February 24, 2003. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate.

DEBT

     At March 31, 2003, we had $520.9 million in total outstanding debt, largely unchanged from the $519.1 million at December 31, 2002.

     Interest rate swap contracts are used from time-to-time to manage our exposure to interest rate risks. At the end of the 2002 first quarter, we entered into interest rate swap contracts with respect to a $150 million notional amount related to our $300 million, 8.375% ten-year Notes, due December 15, 2011, which involved the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the contracts without an exchange of the underlying principal amount. These contracts were designated as fair value hedges. As a result, changes in the fair value of the swap contracts and the underlying fixed rate debt are recognized in the statement of operations. In the 2003 first quarter, we terminated the majority of these interest rate swap contracts and received $14.6 million in cash. The $14.6 million gain on settlement remains a component of the reported balance of the Notes ($310 million at March 31, 2003 including fair value adjustments), and will be ratably recognized as a reduction to interest expense over the remaining life of the Notes, which is approximately nine years.

     In the 2003 first quarter, we entered into new "receive fixed, pay floating" interest rate swap arrangements related to the 8.375% ten-year Notes which re-established, in total, the $150 million notional amount which effectively converted this portion of the Notes to variable rate debt. Including accretion of the gain on termination of the swap contracts described above, the result of the "receive fixed, pay floating" arrangements was a decrease in interest expense of $1.7 million quarter ended March 31, 2003, compared to the fixed interest expense of the Notes that would otherwise have been realized. At March 31, 2003, the adjustment of these swap contracts to fair market value resulted in the recognition of an asset of $1.8 million on the balance sheet, included in other assets, with an offsetting increase in long-term debt. Substantially all of the swap contracts contain a provision which allows the swap counterparty to terminate the swap contracts in the event our senior unsecured debt credit rating falls below investment grade.

     We have a primary unsecured domestic credit facility which consists of a short-term 364-day $100 million credit facility which expires in December 2003, and a $150 million credit facility which expires in

December 2006. The agreement has various covenants that limit our ability to dispose of assets and merge with another corporation. The agreement also contains covenants that require us to maintain various financial statement ratios, including a covenant requiring the maintenance of a specified minimum ratio of consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") to gross interest expense ("Interest Coverage Ratio") and a second covenant that requires us to not exceed a specified maximum ratio of total consolidated indebtedness to total capitalization ("Leverage Ratio"), both as defined by the agreement. We were compliant with these covenants at March 31, 2003.

     The definition of EBITDA excludes up to $10 million of cash costs related to workforce reductions in 2002, adds back non-cash pension expense or deducts non-cash pension income calculated in accordance with SFAS No. 87, "Employers' Accounting for Pensions" ("SFAS 87"), and adds back postretirement benefits expenses that are funded by Voluntary Employee Benefit Association (VEBA) trusts.

     The Leverage Ratio requires that total consolidated indebtedness be not more than 50% of total capitalization. The Leverage Ratio excludes any changes to capitalization resulting from non-cash balance sheet adjustments due to changes in net pension assets or liabilities recognized in accordance with the minimum liability provisions of SFAS 87. The definitions of total indebtedness and total capitalization deduct up to $50 million of cash and cash equivalent balances held in excess of $25 million.

     At March 31, 2003, EBITDA (calculated in accordance with the credit agreement, which excludes certain non-cash charges) for the prior twelve month period was 2.37 times gross interest expense compared to a required ratio of at least 2.00 times gross interest expense. At March 31, 2003, the Leverage Ratio was 37% compared to a required ratio of not more than 50% of total capitalization. The Leverage Ratio has the effect of limiting the total amount we may borrow and the amount of dividends which we may pay; at March 31, 2003, the Leverage Ratio would limit the amount of additional borrowings and dividends to approximately $300 million.

     We believe that internally generated funds, current cash on hand and borrowings from existing unsecured credit lines will be adequate to meet our foreseeable liquidity needs. We did not borrow funds under our primary unsecured credit facilities during 2003 or during all of 2002. However our ability to borrow under existing unsecured credit lines in the future could be negatively affected if we fail to maintain required financial ratios under the agreement governing our primary unsecured credit facilities.

     Our ability to access the credit markets in the future to renew our unsecured credit facilities, or obtain other or additional unsecured financing, if needed, will be influenced by our credit rating. In April 2003, Standard & Poor's Ratings Services placed on CreditWatch with negative implications our credit rating. Currently, our long-term credit rating from Standard & Poor's is BBB, and from Moody's Investor Services is Baa2. Both of these ratings represent investment grade. Changes in our credit rating do not impact our access to our existing credit unsecured credit facility but may affect our borrowing costs in the event we borrow money. A downgrade of our long-term credit rating to below investment grade by both ratings services may negatively affect our ability to continue certain raw material and energy hedging activities which use financial instruments.

     A portion of our existing unsecured credit facility is subject to annual renewal in December on each year. With the continuing economic uncertainty and the limited availability in the bank credit markets, we are considering alternatives which could take the place of our unsecured credit facility. A possible alternative may be to replace our current unsecured credit facility with a credit facility secured by our accounts receivable and inventories. Such a facility could be arranged with a longer fixed term than our existing unsecured credit facility and with less stringent financial covenants.

     Commitments under separate standby letters of credit outstanding were $48.9 million at March 31, 2003.

CRITICAL ACCOUNTING POLICIES

RETIREMENT BENEFITS

     We have defined benefit pension plans and defined contribution plans covering substantially all of our employees. We have not made contributions to the defined benefit pension plan in the past several years. We are not required to make a contribution to the defined benefit pension plan for 2003, and, based upon current actuarial analyses and forecasts, we do not expect to be required to make cash contributions to the defined benefit pension plan for at least the next several years.

     We account for our defined benefit pension plans in accordance with SFAS 87, which requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. A significant element in determining our pension (expense) income in accordance with SFAS 87 is the expected investment return on plan assets. In establishing the expected return on plan investments, which is reviewed annually in the fourth quarter, we take into consideration types of securities the plan investments are invested in, how those investments have performed historically, and expectations for how those investments will perform in the future. For 2003, in light of the declines in the equity markets over the past several years, which comprise a significant portion of our pension plan investments, we have lowered our expected return on pension plan investments to 8.75%, from a 9% expected return on pension plan investments which was used in 2002. This assumed rate is applied to the market value of plan assets at the end of the previous year. This produces the expected return on plan assets that is included in annual pension (expense) income for the current year. The effect of lowering the expected return on pension plan investments will result in an increase in annual pension expense of approximately $4 million for 2003. The cumulative difference between this expected return and the actual return on plan assets is deferred and amortized into pension income or expense over future periods. The expected return on plan assets can vary significantly from year-to-year since the calculation is dependent on the market value of plan assets as of the end of the preceding year. Accounting principles generally accepted in the United States allow companies to calculate the expected return on pension assets using either an average of fair market values of pension assets over a period not to exceed five years, which reduces the volatility in reported pension income or expense, or their fair market value at the end of the previous year. However, the Securities and Exchange Commission currently does not permit companies to change from the fair market value at the end of the previous year methodology, which is the methodology that we use, to an averaging of fair market values of plan assets methodology. As a result, our results of operations and those of other companies, including companies with which we compete, may not be comparable due to these different methodologies in calculating the expected return on pension investments.

     At the end of November each year, we determine the discount rate to be used to value pension plan liabilities. In accordance with SFAS 87, the discount rate reflects the current rate at which the pension liabilities could be effectively settled. In estimating this rate, we assess the rates of return on high quality, fixed-income investments. Based on the Moody's average Aa corporate bond yield at the end of November 2002, we established a discount rate of 6.75% for valuing the pension liabilities as of the end of 2002, and for determining the pension expense for 2003. We had previously assumed a discount rate of 7% for 2001, which determined the 2002 expense. The effect of lowering the discount rate will increase annual pension expense by approximately $4 million in 2003. The effect on pension liabilities for changes to the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, are deferred and amortized over future periods in accordance with SFAS 87.

     We also sponsor several defined benefit postretirement plans covering certain hourly and salaried employees and retirees. These plans provide health care and life insurance benefits for eligible employees. In certain plans, contributions towards premiums are capped based upon the cost as of a certain date, thereby creating a defined contribution. We account for these benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"), which requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as benefits are paid. We use actuarial assumptions, including the discount rate and the expected trend in health care costs, to estimate the costs and benefits obligations for the plans. The discount rate, which is determined annually at the end of each year, is developed based upon rates of return on high quality, fixed-income investments. At December 31, 2002, we determined this rate to be 6.75%. In prior years, a 7% discount rate was used. The effect of lowering the discount rate will increase 2003 postretirement benefit expenses by approximately $2 million. Based upon cost increases quoted by our medical care providers and predictions of continued significant medical cost inflation in future years, the annual assumed rate of increase in the per capita cost of covered benefits for health care plans is estimated at 10.3% in 2003 and is assumed to gradually decrease to 5.0% in the year 2009 and remain level thereafter. Certain of these benefits are funded using plan investments held in a VEBA trust. The expected return on plan investments is a significant element in determining postretirement benefits expenses in accordance with SFAS 106. In establishing the expected return on plan investments, which is reviewed annually in the fourth quarter, we take into consideration the types of securities the plan investments are invested in, how those investments have performed historically, and expectations for how those investments will perform in the future. For 2003, as a result of a reduction in the percentage of our private equity investments, we lowered our expected return on investments held in the VEBA trust to 9%. A 15% return on investments was assumed in prior years. This assumed long-term rate of return on investments is applied to the market value of plan investments at the end of the previous year. This produces the expected return on plan investments that is included in annual postretirement benefits expenses for the current year. The effect of lowering the expected return on plan investments will result in an increase in annual postretirement benefits expense of approximately $7 million for 2003.

     Changes in the equity markets may have a significant impact on retirement benefit expenses that would be recognized in future years. For example, based upon the expected composition of pension plan investments, for each $100 million change in the value of pension assets, retirement benefit expense would change by approximately $19 million, pre-tax, in the year subsequent to the measurement date.

ASSET IMPAIRMENT

     We monitor the recoverability of the carrying value of our long-lived assets. An impairment charge is recognized when the expected net undiscounted future cash flows from an asset's use (including any proceeds from disposition) are less than the asset's carrying value, and the asset's carrying value exceeds its fair value.

     Goodwill and indefinite-lived intangible assets are reviewed annually for impairment, or more frequently if impairment indicators arise. We perform this annual impairment test in the fourth quarter of each fiscal year. The goodwill impairment test requires a comparison of the fair value of each reporting unit that has goodwill associated with its operations with its carrying amount, including goodwill. If this comparison reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of the fair value of the reporting unit over the fair value of all recognized and unrecognized assets and liabilities.

     Our evaluation of goodwill includes estimating the fair market value of each of the reporting units which have goodwill associated with their operations using discounted cash flow and multiples of cash earnings valuation techniques, plus valuation comparisons to recent public sale transactions of similar businesses, if any. These valuation methods require us to make estimates and assumptions regarding future cash flows, profitability, and the cost of capital. Although we believe that the estimates and assumptions that we use are reasonable, actual results could differ from those estimates and assumptions.

OTHER

     A summary of other significant accounting policies is discussed in Note 1 in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

Labor Matters

     We have approximately 9,650 employees. A portion of our workforce is represented under various collective bargaining agreements, principally with the United Steelworkers of America ("USWA"), including:

approximately 3,500 Allegheny Ludlum production, and maintenance employees covered by collective bargaining agreements between Allegheny Ludlum and the USWA, which are effective through June 2007; approximately 165 Oremet employees covered by a collective bargaining agreement with the USWA which is effective through June 2007; and approximately 600 Wah Chang employees covered by a collective bargaining agreement with the USWA which continues through March 2008. Negotiations are ongoing for a new collective bargaining agreement with the USWA affecting approximately 140 full and part-time employees at various Allegheny Ludlum facilities in Western Pennsylvania. Also, negotiations have begun for a new collective bargaining agreement with the USWA affecting approximately 100 employees at the Casting Service facility in LaPorte, IN.

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

Environmental

     We are subject to various domestic and international environmental laws and regulations that govern the discharge of pollutants into the air or water, and disposal of hazardous substances, which may require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including sites at which we have been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund and comparable state laws. We could incur substantial cleanup costs, fines and civil or criminal sanctions, as well as third party property damage or personal injury claims, as a result of violations or liabilities under these laws or non-compliance with environmental permits required at our facilities. We are currently involved in the investigation and remediation at a number of our current and former sites as well as third party sites under these laws.

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

     In June 1995, the U.S. Government commenced an action against Allegheny Ludlum in the United States District Court for the Western District of Pennsylvania alleging multiple violations of the Federal Clean Water Act. The trial of this matter concluded in February 2001. In February 2002, the Court issued a decision imposing a penalty of $8.2 million for incidents at five facilities that occurred over a period of approximately six years, which Allegheny Ludlum had reported to the appropriate environmental agencies. We asked the Court to reconsider its decision, which the Court denied in October 2002. We appealed the Court's decision. At March 31, 2003, we had adequate reserves, including accrued interest, for this matter.

     TDY and the San Diego Unified Port District ("Port District") entered into a lease of property located in San Diego, California ("San Diego facility") on October 1, 1984. TDY operated its Teledyne Ryan Aeronautical division ("Ryan") at the San Diego facility until May 1999, when substantially all the assets and business of Ryan were sold to Northrop Grumman Corporation ("Northrop"). Northrop subleased a portion of the property with the approval of the Port District until early 2001. TDY also entered into three separate sublease arrangements for portions of the property subject to the approval of the Port District, which the Port District refused. After its administrative appeal to the Port District was denied, TDY brought a lawsuit against the Port District. The complaint, filed in December 2001 in state court in San Diego, alleges breach of contract, inverse condemnation, tortious interference with a prospective economic advantage and other causes of action relating to the Port District's failure to consent to subleases of the space. The Complaint seeks at least $4 million for damages from the Port District and declaratory relief. The trial for this matter is scheduled for October 2003.

     Despite the Port District's failure to consent to the three subleases, TDY continued its marketing efforts to sublease the San Diego facility. The rental payments and other expenses for the property amounted to approximately $0.4 million per month. At March 31, 2003, we had a reserve of approximately $3 million to cover the costs of occupying the San Diego facility. TDY and the Port District discussed resolution of this matter but did not reach any agreement even after court-sponsored mediation. In June 2002 TDY ceased paying rent on the grounds that the Port District had rescinded the Lease when it refused to allow TDY to sublease the property and that the Port District's condemnation of the property voided the lease. In September 2002, the Port District demanded that rent be paid or possession of the property be returned to the Port District. TDY returned possession to the Port District on October 31, 2002 and denied that any remaining amounts were due under the lease.

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

     In another matter related to the San Diego facility, the Port District requested that the California Department of Toxic Substances Control ("DTSC") evaluate whether the property is regulated as a hazardous waste transportation, storage, or disposal facility under the Resource Conservation and Recovery Act ("RCRA") and similar state laws. DTSC recognizes that the information pertaining to the RCRA permitting status of the property is ambiguous and referred the issue of the property's RCRA permitting status to DTSC's Legal Office for further consideration. TDY discussed this matter directly with DTSC's Legal Office and DTSC agreed to refrain from taking action regarding this issue until after completion of DTSC's Legal Office review. To the extent the facility is subject to RCRA permitting and corrective action is required at the property, DTSC has agreed that the San Diego Regional

 Water Quality Control Board ("Regional Board") is the appropriate agency to oversee the corrective action work. The Regional Board is currently overseeing other investigative work at the site, the expected costs of which are included in our environmental reserves.

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

     TDY and another wholly-owned subsidiary of the Company, among others, have been identified by the U.S. Environmental Protection Agency (EPA) as PRPs at the Li Tungsten Superfund Site in Glen Cove, New York. We believe that most of the contamination at the Site resulted from work done while the United States government either owned or controlled operations at the Site, or from processes done for various agencies of the United States, and that the United States is liable for a substantial portion of the remediation costs at the Site. In November 2000, TDY filed a cost recovery and contribution action against the United States government. Discovery is ongoing but no trial date has been scheduled. In March 2003, the Court ordered the parties, including the United States government, to fund a portion of the remediation costs at the Site. Based on information presently available, we believe our reserves on this matter are adequate. An adverse resolution of this matter could have a material adverse effect on our results of operations and financial condition.

     At March 31, 2003, our reserves for environmental remediation obligations totaled approximately $39.7 million, of which approximately $12.0 million were included in other current liabilities. The reserve includes estimated probable future costs of $15.7 million for federal Superfund and comparable state-managed sites; $9.3 million for formerly owned or operated sites for which we have remediation or indemnification obligations; $3.2 million for owned or controlled sites at which our operations have been discontinued; and $11.5 million for sites utilized by us in our ongoing operations. In some cases we are evaluating whether we may be able to recover a portion of future costs for environmental liabilities from third parties other than participating potentially responsible parties.

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

     The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of participating PRPs, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. We expect that we will expend present accruals over many years, and will complete remediation of all sites with respect to which accruals have been made in up to thirty years.

     Based on currently available information, we do not believe that there is a reasonable possibility that a loss exceeding the amount already accrued for any of the environmental matters with which we are currently associated (either individually or in the aggregate) will be an amount that would be material to a decision to buy or sell our securities. Future developments, administrative actions or liabilities relating to environmental matters, however, could have a material adverse effect on our financial condition and results of operations.

FORWARD-LOOKING AND OTHER STATEMENTS

     From time to time, we have made and may continue to make "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements in this report relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as "anticipates," "believes," "estimates," "expects," "would," "should," "will," "will likely result," "forecast," "outlook," "projects," and similar expressions. Such forward-looking statements are based on management's current expectations and include known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results or performance to materially differ from any future results or performance expressed or implied by such statements. Various of these factors are described from time to time in our filings with the Securities and Exchange Commission, including our Report on Form 10-K for the year ended December 31, 2002. We assume no duty to update our forward-looking statements.

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

     At March 31, 2003, we had aggregate consolidated indebtedness of approximately $521 million, most of which bears interest at fixed rates. In a period of declining interest rates, we face the risk of required interest payments exceeding those based on the then current market rate. From time-to-time, we enter into interest rate swap contracts to manage our exposure to interest rate risks. At March 31, 2003, we had entered into "receive fixed, pay floating" arrangements for $150 million related to our 8.375% ten-year Notes, which effectively convert this portion of the Notes to variable rate debt. These contracts are designated as fair value hedges.

     As a result, changes in the fair value of the swap contracts and the underlying fixed rate debt are recognized in the statement of operations. Including accretion of the gain on termination of the swap contracts described above, the result of the "receive fixed, pay floating" arrangements was a decrease in interest expense of $1.7 million for the 2003 first quarter compared to the fixed interest expense of the Notes. At March 31, 2003, the adjustment of these swap contracts to fair market value resulted in the recognition of an asset of $1.8 million on the balance sheet, included in other assets, with an offsetting increase in long-term debt. In the 2003 first quarter, we terminated some of the swap contracts and received $14.6 million in cash. The gain on the swap termination will be ratably recognized over the remaining life of the Notes, which is approximately nine years. Some of the swap contracts contain a provision which allows the swap counterparty to terminate the swap contract in the event our senior unsecured debt credit rating falls below investment grade.

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

ITEM 4.     CONTROLS AND PROCEDURES

   (a)      Evaluation of Disclosure Controls and Procedures

   Our Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of April 29, 2003, and they concluded that these controls and procedures are effective.

   (b)      Changes in Internal Controls

   There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to April 29, 2003.

PART II.      OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

   (a)      Exhibits

            None.

   (b)      Current Reports on Form 8-K filed by the Company -

     Date                         Nature of the Report
     ----                         --------------------
April 22, 2003          Disclosure pursuant to Item 12 -
                        Results of Operations and Financial Condition,
                        furnished under Item 9 in accordance with
                        interim guidance in SEC Release No. 33-8216.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       ALLEGHENY TECHNOLOGIES INCORPORATED
                                  (REGISTRANT)

Date: April 30, 2003                        By /s/ R.J. Harshman
                                               ---------------------------------
                                               Richard J. Harshman
                                               Senior Vice President-Finance and
                                               Chief Financial Officer
                                               (Principal Financial Officer and
                                               Duly Authorized Officer)

Date: April 30, 2003                        By /s/ D.G. Reid
                                               ---------------------------------
                                               Dale G. Reid
                                               Vice President, Controller and
                                               Chief Accounting Officer
                                               (Principal Accounting Officer)

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

Date: April 30, 2003

                                           /s/ James L. Murdy
                                           -------------------------------------
                                           James L. Murdy
                                           President and Chief Executive Officer

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

Date: April 30, 2003

                                                  /s/ Richard J. Harshman
                                                  ------------------------------
                                                  Richard J. Harshman
                                                  Senior Vice President-Finance
                                                  and Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Allegheny Technologies Incorporated (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 30, 2003                       /s/ James L. Murdy
                                           -------------------------------------
                                           James L. Murdy
                                           President and Chief Executive Officer

Date: April 30, 2003                       /s/ Richard J. Harshman
                                           -------------------------------------
                                           Richard J. Harshman
                                           Senior Vice President-Finance and
                                           Chief Financial Officer