Form 10-Q
period 2003-06-30
ALLEGHENY TECHNOLOGIES INC
filed 2003-08-08
CIK 1018963

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to _____

                         Commission File Number 1-12001

                       ALLEGHENY TECHNOLOGIES INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                         25-1792394
   -------------------------------                       -------------------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)

       1000 Six PPG Place
    Pittsburgh, Pennsylvania                                15222-5479
----------------------------------------                  -------------------
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

Yes  X   No ______

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).

Yes  X   No _______

At July 28, 2003, the registrant had outstanding 81,193,030 shares of its Common Stock.

                       ALLEGHENY TECHNOLOGIES INCORPORATED
                                  SEC FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003
                                      INDEX

                                                                      Page No.
PART I. - FINANCIAL INFORMATION

       Item 1.  Financial Statements

       Consolidated Balance Sheets                                       3

       Consolidated Statements of Operations                             4

       Consolidated Statements of Cash Flows                             5

       Notes to Consolidated Financial Statements                        6

       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     22

       Item 3.  Quantitative and Qualitative
                Disclosures About Market Risk                           39

       Item 4.  Controls and Procedures                                 40

PART II. - OTHER INFORMATION

       Item 4.  Submission of Matters to a Vote of Security Holders     40

       Item 6.  Exhibits and Reports on Form 8-K                        41

SIGNATURES                                                              43

EXHIBITS                                                                44

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

              ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (In millions, except share and per share amounts)

                                                              June 30,     December 31,
                                                                2003           2002
                                                                ----           ----
                                                             (Unaudited)    (Audited)
ASSETS
Cash and cash equivalents                                    $     66.2     $     59.4
Accounts receivable, net                                          274.8          239.3
Inventories, net                                                  416.6          409.0
Income tax refunds                                                  3.4           51.9
Deferred income taxes                                              22.6           20.8
Prepaid expenses and other current assets                          27.7           32.0
                                                             ----------     ----------
     Total Current Assets                                         811.3          812.4
Property, plant and equipment, net                                748.6          757.6
Deferred pension asset                                            165.1          165.1
Cost in excess of net assets acquired                             196.0          194.4
Deferred income taxes                                             110.2           85.4
Other assets                                                       71.9           78.3
                                                             ----------     ----------
     TOTAL ASSETS                                            $  2,103.1     $  2,093.2
                                                             ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                             $    175.1     $    171.3
Accrued liabilities                                               160.4          161.0
Short-term debt and current portion
   of long-term debt                                                7.1            9.7
                                                             ----------     ----------
     Total Current Liabilities                                    342.6          342.0
Long-term debt                                                    523.6          509.4
Accrued postretirement benefits                                   502.9          496.4
Pension liabilities                                               259.8          216.0
Other long-term liabilities                                        82.0           80.6
                                                             ----------     ----------
     TOTAL LIABILITIES                                          1,710.9        1,644.4
                                                             ----------     ----------
STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.10: authorized-
   50,000,000 shares; issued-none                                    --             --
Common stock, par value $0.10, authorized-500,000,000
   shares; issued-98,951,490 shares at June 30, 2003
   and December 31, 2002; outstanding-80,961,069 shares
   at June 30, 2003 and 80,634,344 shares
   at December 31, 2002                                             9.9            9.9
Additional paid-in capital                                        481.2          481.2
Retained earnings                                                 764.5          835.1
Treasury stock: 17,990,421 shares at
   June 30, 2003 and 18,317,146 shares
   at December 31, 2002                                          (461.2)        (469.7)
Accumulated other comprehensive
   loss, net of tax                                              (402.2)        (407.7)
                                                             ----------     ----------
     Total Stockholders' Equity                                   392.2          448.8
                                                             ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  2,103.1     $  2,093.2
                                                             ==========     ==========

The accompanying notes are an integral part of these statements.

              ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In millions except per share amounts)
                                   (Unaudited)

                                          Three Months Ended       Six Months Ended
                                               June 30,               June 30,
                                          -------------------     -------------------
                                           2003        2002        2003         2002
                                          -------     -------     -------     -------
Sales                                     $ 489.9     $ 491.2     $ 970.4     $ 984.3

Costs and expenses:
  Cost of sales                             469.1       444.1       935.0       896.8
  Selling and administrative
   expenses                                  53.4        49.3       101.1        99.8
                                          -------     -------     -------     -------
Loss before interest, other income
  and income taxes                          (32.6)       (2.2)      (65.7)      (12.3)

Interest expense, net                         8.4         7.9        15.8        17.8
Other income (expense)                        0.2        (0.4)        0.7         1.6
                                          -------     -------     -------     -------
Loss before income tax benefit and
  cumulative effect of change in
  accounting principle                      (40.8)      (10.5)      (80.8)      (28.5)

Income tax benefit                          (14.8)       (3.0)      (29.0)       (9.9)
                                          -------     -------     -------     -------

Net loss before cumulative effect
  of change in accounting principle         (26.0)       (7.5)      (51.8)      (18.6)

Cumulative effect of change in
  accounting principle, net of tax             --          --        (1.3)         --
                                          -------     -------     -------     -------

Net loss                                  $ (26.0)    $  (7.5)    $ (53.1)    $ (18.6)
                                          =======     =======     =======     =======

Basic and diluted net loss per
  common share before cumulative
  effect of change in accounting
  principle                               $ (0.32)    $ (0.09)    $ (0.64)    $ (0.23)

Cumulative effect of change in
  accounting principle                         --          --       (0.02)         --
                                          -------     -------     -------     -------

Basic and diluted net loss per
  common share                            $ (0.32)    $ (0.09)    $ (0.66)    $ (0.23)
                                          =======     =======     =======     =======

Dividends declared per common share       $  0.06     $  0.20     $  0.12     $  0.40
                                          =======     =======     =======     =======

        The accompanying notes are an integral part of these statements.

              ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)

                                                              Six Months Ended
                                                                  June 30,
                                                             -------------------
                                                               2003         2002
                                                             --------     --------
OPERATING ACTIVITIES:
  Net loss                                                   $  (53.1)    $  (18.6)
  Adjustments to reconcile net loss to net
        cash provided by operating activities:
      Cumulative effect of change in accounting principle         1.3           --
      Depreciation and amortization                              37.1         45.4
      Deferred income taxes                                     (26.0)         2.7
      Gains on sales of businesses and investments               (0.8)        (2.4)
  Change in operating assets and liabilities:
      Income tax refunds receivable                              48.5         45.6
      Pension assets and liabilities                             43.9         (5.2)
      Accounts receivable                                       (35.6)         9.6
      Inventories                                                (7.6)        83.8
      Accounts payable                                            3.8         13.7
      Accrued liabilities and other                               5.6         (3.7)
                                                             --------     --------
CASH PROVIDED BY OPERATING ACTIVITIES                            17.1        170.9

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                    (28.8)       (25.5)
  Asset disposals and other                                       6.7          2.1
                                                             --------     --------
CASH USED IN INVESTING ACTIVITIES                               (22.1)       (23.4)

FINANCING ACTIVITIES:
  Borrowings on long-term debt                                    9.2           --
  Payments on long-term debt and capital leases                  (1.9)        (7.5)
  Net repayments under credit facilities                         (1.1)       (71.3)
                                                             --------     --------
    Net increase (decrease) in debt                               6.2        (78.8)
  Proceeds from interest rate swap termination                   15.3           --
  Dividends paid                                                 (9.7)       (32.2)
                                                             --------     --------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  11.8       (111.0)
                                                             --------     --------

INCREASE IN CASH AND CASH EQUIVALENTS                             6.8         36.5

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR               59.4         33.7
                                                             --------     --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $   66.2     $   70.2
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

Stock-based Compensation

     The Company accounts for its stock option plans and other stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The following table illustrates the effect on net loss and per share information if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The fair value recognition provisions of SFAS 123 would not affect the compensation expense recognized for non-vested stock and other performance-based share programs.

(in millions, except per share amounts)

                                            Three Months Ended          Six Months Ended
                                                 June 30,                   June 30,
                                            --------------------      --------------------
                                             2003         2002         2003          2002
                                            -------      -------      -------      -------
                                                (unaudited)               (unaudited)
Net loss as reported                        $ (26.0)     $  (7.5)     $ (53.1)     $ (18.6)
Net impact of SFAS 123, net of tax             (0.8)        (0.8)        (1.6)        (1.6)
                                            -------      -------      -------      -------
Pro forma net loss                          $ (26.8)     $  (8.3)     $ (54.7)     $ (20.2)
                                            =======      =======      =======      =======
Net loss per common share:
Basic and diluted--as reported              $ (0.32)     $ (0.09)     $ (0.66)     $ (0.23)
                                            =======      =======      =======      =======
Basic and diluted--pro forma                $ (0.33)     $ (0.10)     $ (0.68)     $ (0.25)
                                            =======      =======      =======      =======

New Accounting Pronouncements

     Effective January 1, 2003, as required, the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). Under SFAS 143, obligations associated with the retirement of tangible long-lived assets, such as landfill and other facility closure costs, are capitalized and amortized to expense over an asset's useful life using a systematic and rational allocation method.

     The adoption of SFAS 143 by the Company resulted in recognizing a charge of $1.3 million, net of income taxes of $0.7 million, or $0.02 per share, principally for asset retirement obligations related to landfills in the

Company's Flat-Rolled Products segment. This charge is reported in the statement of operations for the six months ended June 30, 2003, as a cumulative effect of a change in accounting principle. The pro forma effects of the application of SFAS 143 as if the Statement had been adopted on January 1, 2002 were not material.

NOTE 2. INVENTORIES

     Inventories at June 30, 2003 and December 31, 2002 were as follows (in millions):

                                              June 30,     December 31,
                                                2003           2002
                                            -----------    ------------
                                            (unaudited)      (audited)
Raw materials and supplies                    $   46.3       $   49.4
Work-in-process                                  382.7          361.0
Finished goods                                    79.6           77.9
                                              --------       --------
Total inventories at current cost                508.6          488.3
Less allowances to reduce current cost
     values to LIFO basis                        (87.0)         (74.7)
Progress payments                                 (5.0)          (4.6)
                                              --------       --------
Total inventories, net                        $  416.6       $  409.0
                                              ========       ========

NOTE 3. SUPPLEMENTAL BALANCE SHEET INFORMATION

     Property, plant and equipment at June 30, 2003 and December 31, 2002 were as follows (in millions):

                                                  June 30,     December 31,
                                                    2003           2002
                                                 ----------    ------------
                                                 (unaudited)     (audited)
Land                                             $     26.3     $     29.5
Buildings                                             226.5          228.6
Equipment and leasehold improvements                1,544.4        1,521.5
                                                 ----------     ----------
                                                    1,797.2        1,779.6
Accumulated depreciation and amortization          (1,048.6)      (1,022.0)
                                                 ----------     ----------
Total property, plant and equipment, net         $    748.6     $    757.6
                                                 ==========     ==========

     Reserves for restructuring charges recorded in 2002 and prior years involving future payments were $4.6 million at June 30, 2003 and $6.8 million at December 31, 2002. The reduction in reserves was from cash payments to meet severance obligations.

NOTE 4. DEBT

     Debt at June 30, 2003 and December 31, 2002 was as follows (in millions):

                                              June 30,     December 31,
                                                2003           2002
                                             -----------   ------------
                                             (unaudited)     (audited)
Allegheny Technologies $300 million
  8.375% Notes due 2011, net (a)              $   315.7     $     312.3
Allegheny Ludlum 6.95% debentures,
  due 2025                                        150.0           150.0
Foreign credit agreements                          23.0            26.7
Industrial revenue bonds, due
  through 2011                                     21.2            21.5
Capitalized leases and other                       20.8             8.6
Senior secured domestic revolving
  credit facility                                    --              --
Unsecured domestic credit agreement                  --              --
                                              ---------     -----------
                                                  530.7           519.1
Short-term debt and current portion
  of long-term debt                                (7.1)           (9.7)
                                              ---------     -----------
Total long-term debt                          $   523.6     $     509.4
                                              =========     ===========

     (a) Includes fair value adjustments for interest rate swap contracts of $21.9 million and $18.7 million at June 30, 2003 and December 31, 2002, respectively.

     During the 2003 second quarter, the Company entered into a $325 million four-year senior secured domestic revolving credit facility ("the secured credit facility" or "the facility"). The facility, which replaced a $250 million unsecured facility, is secured by all accounts receivable and inventory of the Company's U.S. operations, and includes capacity for up to $150 million of letters of credit. There have been no borrowings made under either the secured credit facility or the former unsecured credit facility since the beginning of 2002. The Company's outstanding letters of credit issued under the secured credit facility were approximately $50 million at June 30, 2003.

     The secured credit facility limits capital expenditures, investments and acquisitions of businesses, new indebtedness, asset divestitures, payment of dividends, and common stock repurchases which the Company may incur or undertake during the term of the facility without obtaining permission of the lending group. In addition, the secured credit facility contains a financial covenant, which is not measured if the Company's undrawn availability under the facility is equal to or more than $150 million. This financial covenant, when measured, requires the Company to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") to fixed charges of at least 1.0 to 1.0. EBITDA is adjusted for non-cash items such as income/loss on investments accounted for under the equity method of accounting, non-cash pension expense/income, and that portion of retiree medical and life insurance expenses paid from the Company's VEBA trust. EBITDA is reduced by capital expenditures, as defined in the facility, and cash taxes paid, and increased for cash tax refunds. Fixed charges include gross interest expense, dividends paid and scheduled debt payments. At June 30, 2003, the Company's undrawn availability under the facility, which is calculated including outstanding letters of credit and domestic cash on hand, was $315 million.

     Borrowings under the secured credit facility bear interest at the Company's option at either: (1) the one-, two-, three- or six- month LIBOR rate plus a margin ranging from 2.25% to 3.00% depending upon the level of borrowings; or
(2) a base rate announced from time-to-time by the lending group (i.e. the Prime lending rate) plus a margin ranging from 0% to 0.75% depending upon the level of borrowings. In addition, the secured credit facility contains a facility fee of 0.25% to 0.50% depending on the level of undrawn availability. The facility also contains fees for issuing letters of credit of 0.125% per annum and annualized fees ranging from 2.25% to 3.00% depending on the level of undrawn availability under the facility. The Company's overall borrowing costs under the secured credit facility are not affected by changes in the Company's credit ratings.

     In June 2003, Standard & Poor's Rating Services ("S&P") lowered its corporate credit rating on the Company to BB+ from BBB and lowered the Company's senior unsecured debt rating to BB from BBB. At the same time, S&P assigned a stable outlook. In June 2003, Moody's Investor Service lowered its senior implied rating of the Company to Ba3 from Baa3, lowered the senior unsecured debt rating on Allegheny Ludlum Corporation's 6.95% bonds to Ba3 from Baa3, and lowered the senior unsecured debt rating of the Company's 8.375% notes to B2 from Baa3. At the same time, Moody's assigned a stable outlook.

     Interest rate swap contracts are used from time-to-time to manage the Company's exposure to interest rate risks. At the end of the 2002 first quarter, the Company entered into interest rate swap contracts with respect to a $150 million notional amount related to its $300 million, 8.375% ten-year Notes, due December 15, 2011, which involved the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the contracts without an exchange of the underlying principal amount. These contracts were designated as fair value hedges. As a result, changes in the fair value of the swap contracts and the underlying fixed rate debt are recognized in the statement of operations. During the first six months of 2003, the Company terminated the majority of these interest rate swap contracts and received $15.3 million in cash. The $15.3 million gain on settlement remains a component of the reported balance of the Notes, and will be ratably recognized as a reduction to interest expense over the remaining life of the Notes, which is approximately 8.5 years.

     In 2003, the Company entered into new "receive fixed, pay floating" interest rate swap arrangements related to the 8.375% ten-year Notes which re-established, in total, a $125 million notional amount which effectively converted this portion of the Notes to variable rate debt. Including accretion of the gain on termination of the swap contracts described above, the result of the "receive fixed, pay floating" arrangements was a decrease in interest expense of $3.4 million for the six months ended June 30, 2003, compared to the fixed interest expense of the Notes that would otherwise have been realized. At June 30, 2003, the adjustment of these swap contracts to fair market value resulted in the recognition of an asset of $7.1 million on the balance sheet, included in other assets, with an offsetting increase in long-term debt.

                      (this space intentionally left blank)

NOTE 5. BUSINESS SEGMENTS

     Following is certain financial information with respect to the Company's business segments for the periods indicated (in millions):

                                        Three Months Ended            Six Months Ended
                                              June 30,                    June 30,
                                    -------------------------     -------------------------
                                       2003           2002           2003           2002
                                    ----------     ----------     ----------     ----------
                                           (unaudited)                   (unaudited)
Total sales:

Flat-Rolled Products                $    264.5     $    280.6     $    526.9     $    546.0
High Performance Metals                  180.9          162.5          351.6          343.9
Industrial Products                       62.9           59.6          123.6          117.7
                                    ----------     ----------     ----------     ----------
                                         508.3          502.7        1,002.1        1,007.6
Intersegment sales:

Flat-Rolled Products                       4.3            3.9            7.9            7.2
High Performance Metals                   14.1            7.6           23.8           16.1
                                    ----------     ----------     ----------     ----------
                                          18.4           11.5           31.7           23.3
Sales to external customers:

Flat-Rolled Products                     260.2          276.7          519.0          538.8
High Performance Metals                  166.8          154.9          327.8          327.8
Industrial Products                       62.9           59.6          123.6          117.7
                                    ----------     ----------     ----------     ----------
                                    $    489.9     $    491.2     $    970.4     $    984.3
                                    ==========     ==========     ==========     ==========

Operating profit (loss):

Flat-Rolled Products                $     (6.1)    $      0.7     $     (7.1)    $      0.3
High Performance Metals                   11.6            8.6           19.9           12.9
Industrial Products                        3.1            2.2            4.6            1.5
                                    ----------     ----------     ----------     ----------

Total operating profit                     8.6           11.5           17.4           14.7

Corporate expenses                        (5.3)          (4.5)         (10.1)         (10.2)
Interest expense, net                     (8.4)          (7.9)         (15.8)         (17.8)
Other expenses, net
 of gains on asset sales                  (2.3)          (4.1)          (4.1)          (4.0)
Retirement benefit expense               (33.4)          (5.5)         (68.2)         (11.2)
                                    ----------     ----------     ----------     ----------
Loss before income tax
 benefit and cumulative
 effect of change in
 accounting principle               $    (40.8)    $    (10.5)    $    (80.8)    $    (28.5)
                                    ==========     ==========     ==========     ==========

     Retirement benefit expense represents pension expense and other postretirement benefit expenses. Operating profit (loss) with respect to the Company's business segments excludes any retirement benefit expense.

NOTE 6. PER SHARE INFORMATION

     The following table sets forth the computation of basic and diluted net loss per common share (in millions, except share and per share amounts):

                                              Three Months Ended           Six Months Ended
                                                   June 30,                    June 30,
                                            -----------------------     -----------------------
                                              2003          2002          2003          2002
                                            ---------     ---------     ---------     ---------
                                                 (unaudited)                  (unaudited)
Numerator:
Basic and diluted net loss per common
   share before cumulative effect of
   change in accounting principle           $   (26.0)    $    (7.5)    $   (51.8)    $   (18.6)

Cumulative effect of change
   in accounting principle, net of tax             --            --          (1.3)           --
                                            ---------     ---------     ---------     ---------

Basic and diluted net loss per common
   share                                    $   (26.0)    $    (7.5)    $   (53.1)    $   (18.6)
                                            =========     =========     =========     =========

Denominator for basic and diluted net
  loss per common share - adjusted
   weighted average shares                       81.0          80.6          80.8          80.5
                                            =========     =========     =========     =========

Basic and diluted net loss per
   common share before cumulative
   effect of change in accounting
   principle                                $   (0.32)    $   (0.09)    $   (0.64)    $   (0.23)

Cumulative effect of change in
   accounting principle                            --            --         (0.02)           --
                                            ---------     ---------     ---------     ---------

Basic and diluted net loss per common
   share                                    $   (0.32)    $   (0.09)    $   (0.66)    $   (0.23)
                                            =========     =========     =========     =========

     For the 2003 and 2002 periods, the effects of stock options were antidilutive and thus not included in the calculation of dilutive earnings per share.

NOTE 7. COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss), net of tax, were as follows (in millions):

                                        Three Months Ended           Six Months Ended
                                             June 30,                    June 30,
                                       ---------------------       ---------------------
                                        2003          2002          2003          2002
                                       -------       -------       -------       -------
                                            (unaudited)                 (unaudited)
Net loss                               $ (26.0)      $  (7.5)      $ (53.1)      $ (18.6)
                                       -------       -------       -------       -------
Foreign currency translation
    gains                                  3.1           3.7           7.6           3.7
Unrealized gains (losses) on
    energy, raw materials and
    currency hedges, net of tax           (2.1)         (0.4)         (2.1)          7.4
Unrealized holding gains
    arising during the period               --            --            --           0.4
                                       -------       -------       -------       -------
                                           1.0           3.3           5.5          11.5
                                       -------       -------       -------       -------

Comprehensive loss                     $ (25.0)      $  (4.2)      $ (47.6)      $  (7.1)
                                       =======       =======       =======       =======

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

NOTE 8. CONTINUED

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
June 30, 2003 (unaudited)

------------------------------------------------------------------------------------------------------------
                                  Guarantor                   Non-guarantor
     (In millions)                 Parent       Subsidiary     Subsidiaries     Eliminations    Consolidated
------------------------------------------------------------------------------------------------------------
Assets:
 Cash                            $        --    $      40.0    $      26.2      $         --    $       66.2
 Accounts receivable, net                0.9          100.6          173.3                --           274.8
 Inventories, net                         --          188.1          228.5                --           416.6
 Income tax refunds                      3.4             --             --                --             3.4
 Deferred income taxes                  22.6             --             --                --            22.6
 Prepaid expenses and other
   current assets                        1.2            7.3           19.2                --            27.7
                                 ---------------------------------------------------------------------------
   Total current assets                 28.1          336.0          447.2                --           811.3
 Property, plant, and
   equipment, net                         --          378.2          370.4                --           748.6
 Deferred pension asset                165.1             --             --                --           165.1
 Cost in excess of net
   assets acquired                        --          112.0           84.0                --           196.0
 Deferred income taxes                 110.2             --             --                --           110.2
 Investments in subsidiaries
   and other assets                  1,101.3          472.2          339.4          (1,841.0)           71.9
                                 ---------------------------------------------------------------------------
 Total assets                    $   1,404.7    $   1,298.4    $   1,241.0      $   (1,841.0)   $    2,103.1
                                 ===========================================================================

 Liabilities and
   stockholders' equity:
 Accounts payable                $       1.6    $      94.6    $      78.9      $         --    $      175.1
 Accrued liabilities                   431.1           67.2          106.6            (444.5)          160.4
 Short-term debt and current
   portion of long-term debt              --            0.8            6.3                --             7.1
                                 ---------------------------------------------------------------------------
 Total current liabilities             432.7          162.6          191.8            (444.5)          342.6
 Long-term debt                        315.6          361.1           48.6            (201.7)          523.6
 Accrued postretirement
   benefits                               --          313.1          189.8                --           502.9
 Pension liabilities                   259.8             --             --                --           259.8
 Other long-term liabilities             4.4           24.9           52.7                --            82.0
                                  ---------------------------------------------------------------------------
 Total liabilities                   1,012.5          861.7          482.9            (646.2)        1,710.9
                                 ---------------------------------------------------------------------------
 Total stockholders' equity            392.2          436.7          758.1          (1,194.8)          392.2
                                 ---------------------------------------------------------------------------
 Total liabilities and
  stockholders' equity           $   1,404.7    $   1,298.4    $   1,241.0      $   (1,841.0)   $    2,103.1
                                 ===========================================================================

NOTE 8. CONTINUED

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations
For the six months ended June 30, 2003 (unaudited)

---------------------------------------------------------------------------------------------------------
                                  Guarantor                  Non-guarantor
     (In millions)                  Parent     Subsidiary     Subsidiaries   Eliminations    Consolidated
---------------------------------------------------------------------------------------------------------
Sales                             $     --      $  476.7        $  493.7       $     --        $  970.4
Cost of sales                         47.6         479.7           407.7             --           935.0
Selling and administrative
 expenses                             33.5          12.0            55.6             --           101.1
Interest expense, net                 10.2           5.2             0.4             --            15.8
Other income (expense)
 including equity in income
 of unconsolidated
 subsidiaries                         11.0          (1.8)            7.0          (15.5)            0.7
                                  ---------------------------------------------------------------------
Income (loss) before income
 tax benefit and
 cumulative effect of
 change in accounting
 principle                           (80.3)        (22.0)           37.0          (15.5)          (80.8)
Income tax provision
 (benefit)                           (28.5)         (8.6)           13.6           (5.5)          (29.0)
                                  ---------------------------------------------------------------------
Net income (loss) before
  cumulative effect of
  change in accounting
  principle                          (51.8)        (13.4)           23.4          (10.0)          (51.8)
Cumulative effect of change
  in accounting principle,
  net of tax                          (1.3)           --              --             --            (1.3)
                                  ---------------------------------------------------------------------
Net income (loss)                 $  (53.1)     $  (13.4)       $   23.4       $  (10.0)       $  (53.1)
                                  =====================================================================

NOTE 8. CONTINUED

Condensed Statements of Cash Flows
For the six months ended June 30, 2003 (unaudited)

-------------------------------------------------------------------------------------------------------
                                                                 Non-
                                  Guarantor                   guarantor
    (In millions)                   Parent      Subsidiary   Subsidiaries   Eliminations   Consolidated
-------------------------------------------------------------------------------------------------------
Cash flows provided by
  (used in) operating
   activities                     $     1.9     $     137.7    $    48.2     $  (170.7)      $    17.1
Cash flows provided by
  (used in) investing
   activities                            --           (13.8)       (13.7)          5.4           (22.1)
Cash flows provided by
  (used in) financing
   activities                          (2.1)         (126.9)       (24.5)        165.3            11.8
                                  --------------------------------------------------------------------
Increase (decrease) in
 cash and cash equivalents        $    (0.2)    $     (3.0)    $    10.0     $      --       $     6.8
                                  ====================================================================

NOTE 8. CONTINUED

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
December 31, 2002 (audited)

---------------------------------------------------------------------------------------------------------------
                                   Guarantor                      Non-guarantor
     (In millions)                   Parent        Subsidiary     Subsidiaries    Eliminations     Consolidated
---------------------------------------------------------------------------------------------------------------
Assets:
Cash and cash equivalents         $        0.2    $       43.0    $       16.2    $          -     $       59.4
Accounts receivable, net                     -            82.3           157.0               -            239.3
Inventories, net                             -           181.6           227.4               -            409.0
Income tax refunds                        51.9               -               -               -             51.9
Deferred income taxes                     20.8               -               -               -             20.8
Prepaid expenses, and other
  current assets                           0.3             8.8            22.9               -             32.0
                                  -----------------------------------------------------------------------------
  Total current assets                    73.2           315.7           423.5               -            812.4
Property, plant, and
  equipment, net                             -           383.2           374.4               -            757.6
Deferred pension asset                   165.1               -               -               -            165.1
Cost in excess of net
 assets acquired                             -           112.1            82.3               -            194.4
Deferred income taxes                     85.4               -               -               -             85.4
Investment in subsidiaries
 and other assets                      1,169.8           608.8           347.1        (2,047.4)            78.3
                                  -----------------------------------------------------------------------------
Total assets                      $    1,493.5    $    1,419.8    $    1,227.3    $   (2,047.4)    $    2,093.2
                                  =============================================================================

Liabilities and
  stockholders' equity:
Accounts payable                  $        1.9    $       96.3    $       73.1    $          -     $      171.3
Accrued liabilities                      510.8            52.1            97.9          (499.8)           161.0
Short-term debt and current
  portion of long-term debt                  -             0.6             9.1               -              9.7
                                  -----------------------------------------------------------------------------
Total current liabilities                512.7           149.0           180.1          (499.8)           342.0
Long-term debt                           312.4           441.3            37.2          (281.5)           509.4
Accrued postretirement
  benefits                                   -           308.1           188.3               -            496.4
Pension liabilities                      216.0               -               -               -            216.0
Other long-term liabilities                3.6            23.1            53.9               -             80.6
                                  -----------------------------------------------------------------------------
Total liabilities                      1,044.7           921.5           459.5          (781.3)         1,644.4
                                  -----------------------------------------------------------------------------
Total stockholders' equity               448.8           498.3           767.8        (1,266.1)           448.8
                                  -----------------------------------------------------------------------------
Total liabilities and
  stockholders' equity            $    1,493.5    $    1,419.8    $    1,227.3    $   (2,047.4)    $    2,093.2
                                  =============================================================================

NOTE 8. CONTINUED

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations
For the six months ended June 30, 2002 (unaudited)

--------------------------------------------------------------------------------------------------------
                                Guarantor                    Non-guarantor
(In millions)                    Parent       Subsidiary     Subsidiaries   Eliminations    Consolidated
--------------------------------------------------------------------------------------------------------
Sales                           $       -     $   517.7       $   466.6      $       -       $   984.3
Cost of sales                         6.7         499.9           390.2              -           896.8
Selling and administrative
  expenses                           20.6          13.8            65.4              -            99.8
Interest expense                     11.7           5.4             0.7              -            17.8
Other income (expense)
  including equity in
  income of unconsolidated
         subsidiaries                 8.6          (1.1)            5.6          (11.5)            1.6
                                ----------------------------------------------------------------------
Income (loss) before
  income taxes                      (30.4)         (2.5)           15.9          (11.5)          (28.5)
Income tax provision
  (benefit)                         (11.8)         (3.5)            9.5           (4.1)           (9.9)
                                ----------------------------------------------------------------------
Net income (loss)               $   (18.6)    $     1.0       $     6.4      $    (7.4)      $   (18.6)
                                ======================================================================

Condensed Statements of Cash Flows
For the six months ended June 30, 2002 (unaudited)

--------------------------------------------------------------------------------------------------
                             Guarantor                  Non-guarantor
     (In millions)            Parent      Subsidiary    Subsidiaries   Eliminations   Consolidated
--------------------------------------------------------------------------------------------------
Cash flows provided by
   (used in) operating
   activities                $   123.0     $    68.8     $   (47.1)      $    26.2     $   170.9
Cash flows provided by
   (used in) investing
   activities                        -          (6.3)        (21.4)            4.3         (23.4)
Cash flows provided by
   (used in) financing
   activities                   (123.4)        (22.7)         65.6           (30.5)       (111.0)
                             -------------------------------------------------------------------
Increase (decrease) in
  cash and cash
   equivalents               $    (0.4)    $    39.8     $    (2.9)      $       -     $    36.5
                             ===================================================================

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

     At June 30, 2003, the Company's reserves for environmental remediation obligations totaled approximately $38.2 million, of which approximately $10.9 million were included in other current liabilities. The reserve includes estimated probable future costs of $14.0 million for Federal Superfund and comparable state-managed sites; $9.0 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $3.2 million for owned or controlled sites at which Company operations have been discontinued; and $12.0 million for sites utilized by the Company in its ongoing operations. In some cases the Company is evaluating whether it may be able to recover a portion of future costs for environmental liabilities from third parties other than participating PRPs.

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

     The Company becomes involved from time-to-time in various lawsuits, claims and proceedings relating to the conduct of its business, including those pertaining to environmental, government contracting, product liability, patent infringement, commercial, employment, employee benefits, and stockholder matters.

     In June 1995, the U.S. Government commenced an action against Allegheny Ludlum in the United States District Court for the Western District of Pennsylvania alleging multiple violations of the Federal Clean Water Act. The trial of this matter concluded in February 2001. In February 2002, the Court issued a decision imposing a penalty of $8.2 million for incidents at five facilities that occurred over a period of approximately six years which Allegheny Ludlum had reported to the appropriate environmental agencies. The Company asked the Court to reconsider its decision, which the Court denied in October 2002. The Company has appealed the Court's decision. At June 30, 2003, the Company had adequate reserves, including accrued interest, for this matter.

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

     Despite the Port District's failure to consent to the three subleases, TDY continued its marketing efforts to sublease the San Diego facility. At June 30, 2003 the Company had a reserve of approximately $3.7 million to cover the costs of decommissioning the San Diego facility. TDY and the Port District discussed resolution of this matter but did not reach any agreement even after court-sponsored mediation. In June 2002, TDY ceased paying rent on the grounds that the Port District had rescinded the Lease when it refused to allow TDY to sublease the property and that the Port District's condemnation of the property voided the lease. In September 2002, the Port District demanded that rent be paid or possession of the property be returned to the Port District. TDY returned possession to the Port District on October 31, 2002 and denied that any remaining amounts were due under the lease.

     The Port District filed a cross-complaint against TDY in March 2003. The Complaint alleged breach of contract for failure to pay rent and for certain environmental contamination on the property. In June 2003, the Port amended the complaint and eliminated the allegations relating to environmental contamination. In the amended complaint, the Port District seeks $1.2 million in past rent, along with future rent. The Port District also alleges anticipatory breach relating to removal of structures and debris from the San Diego facility and seeks specific performance or reimbursement to the Port District. TDY has various defenses to the allegations in the Port District's State Court Cross-Complaint and denies that it has any obligation to the Port District.

     In June 2003, the Port District also commenced a separate action in United States District Court in San Diego against the Company ("Federal Court Complaint"). The Federal Court Complaint alleges cost recovery and contribution under CERCLA as well as state and common law claims related to alleged environmental contamination on the property. The Complaint seeks an unspecified amount of damages and a declaratory judgment as to TDY's liability for contamination on the property. The Company filed a motion to dismiss portions of the Complaint on the basis that the time period allowed for bringing state and common law claims had elapsed and the allegations are therefore barred. Briefing on the Motion to Dismiss was completed in July

2003 and a ruling will be made by the District Court. The Company denied the remaining allegations in the Federal Court Complaint.

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

     The Company conducted an environmental assessment of portions of the San Diego facility at the request of the Regional Board. A report of the assessment was submitted to the Regional Board and at this stage, the Company cannot predict if any remediation will be necessary. The Company remediated in 1998 and continues to monitor a lagoon near the San Diego facility. Also, the Company is seeking approval from the San Diego Department of Public Health for the 1996 closure of four underground storage tanks at the San Diego facility. The Company is evaluating potential claims it has against neighboring property owners and other PRPs related to the environmental condition of the San Diego facility. The Company has been informed by the Port District that it has commenced an environmental investigation of the Property and that it will be removing, rather than closing in place, all of the underground storage tanks.

     An adverse resolution of the matters relating to the San Diego facility could have a material adverse affect on the Company's results of operations and financial condition.

     TDY and another wholly-owned subsidiary of the Company, among others, have been identified by the U.S. Environmental Protection Agency (EPA) as PRPs at the Li Tungsten Superfund Site in Glen Cove, New York. The Company believes that most of the contamination at the Site resulted from work done while the United States government either owned or controlled operations at the Site, or from processes done for various agencies of the United States, and that the United States is liable for a substantial portion of the remediation costs at the Site. In November 2000, TDY filed a cost recovery and contribution action against the United States government. No trial date has been scheduled. In March 2003, the Court ordered the parties, including the United States government, to fund a portion of the remediation costs at the Site. The U.S. government advised the Court in May 2003 that it had agreed to a settlement with EPA, the terms of which were not disclosed. That settlement would preclude TDY's complaint from proceeding. The Court has ordered a stay of discovery to allow the United States and EPA to finalize the terms of settlement. At EPA's request, in May 2003, the Company also made an offer of settlement to EPA, which was rejected by EPA without any counter offer. Based on information presently available, the Company believes its reserves on this matter are adequate. An adverse resolution of this matter could have a material adverse effect on the Company's results of operations and financial condition.

     A number of other lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to environmental, government contracting, product liability, patent infringement, commercial, employment, employee benefits, and stockholder matters. While the outcome of litigation cannot be predicted with certainty, and some lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company's financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Allegheny Technologies Incorporated is one of the largest and most diversified producers of specialty materials in the world. Unless the context requires otherwise, "we", "our" and "us" refer to Allegheny Technologies Incorporated and its subsidiaries.

RESULTS OF OPERATIONS

     We operate in the following three business segments, which accounted for the following percentages of total external sales for the first six months of 2003 and 2002:

                               2003      2002
                               ----      ----
Flat-Rolled Products           53%       55%
High Performance Metals        34%       33%
Industrial Products            13%       12%

     For the first six months of 2003, operating profit improved to $17.4 million compared to $14.7 million for the same 2002 period, primarily due to our cost reduction initiatives. Cost reductions, before the effects of inflation, were $56 million through the six months ended June 30, 2003. Our cost reduction goal for 2003 is $115 million. In our continuing effort to improve productivity and align the size of our workforce with current business conditions, we anticipate additional workforce reductions which could result in pre-tax restructuring costs of between $6 million and $9 million in the second half of 2003. Sales decreased 1% to $970.4 million for the six months of 2003 compared to $984.3 million for the same 2002 period.

     Business conditions in most of our end-markets remained challenging. These market conditions combined with higher pension, healthcare, and energy costs resulted in the net loss before cumulative effect of a change in accounting principle of $51.8 million, or a loss of $0.64 per diluted share, for the first six months of 2003 compared to a net loss of $18.6 million, or a loss of $0.23 per diluted share, for the first six months of 2002. Pre-tax retirement benefit expense was $68.2 million in the first six months of 2003, compared to $11.2 million in the comparable year ago period. Substantially all of this $57 million increase in expense was non-cash. On a per share basis, retirement benefit expense represented $0.54 per share of our $0.64 per share net loss, before the cumulative effect of a change in accounting principle, for the six months ended June 30, 2003. The increased retirement benefit expense was a result of the severe decline in the equity markets over the prior three years combined with the impact of lower expected returns on benefit plan investments and a lower discount rate assumption on liabilities.

     On January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). The adoption of SFAS 143 resulted in an after-tax charge of $1.3 million or $0.02 per diluted share. This charge was reported as a cumulative effect of a change in accounting in the 2003 first quarter.

     Sales and operating profit (loss) for our three business segments are discussed below.

FLAT-ROLLED PRODUCTS SEGMENT

     Second quarter 2003 sales for the Flat-Rolled Products segment declined 6% to $260.2 million, compared to the second quarter 2002, primarily due to continued weakness in capital goods markets. Reduced demand, lower prices and higher energy and raw materials costs more than offset lower depreciation expense resulting in an operating loss of $6.1 million for the 2003 second quarter, compared to an operating profit of $0.7 million in the comparable 2002 period. For the first six months of 2003, sales for the segment declined 4% to $519 million and the operating loss was $7.1 million compared to a $0.3 million profit in the same 2002 period.

     As a result of higher natural gas and electricity prices, energy costs increased by $4.6 million and $9.8 million for the quarter and six months ended June 30, 2003, compared to the comparable 2002 periods, net of approximately $1.5 million and $6 million, respectively, in gains from natural gas derivatives. Results for the 2003 second quarter and first six months benefited from $13.7 million and $28.7 million, respectively, in cost reductions, before the effects of inflation and higher energy costs. In addition, results for the June 30, 2003 quarter and year to date periods were favorably impacted by approximately $4 million and $8 million, respectively, in lower depreciation expense compared to the comparable prior year periods as a result of assets becoming fully depreciated at the end of 2002.

     For the second quarter of 2003, total shipments decreased 6% compared to the same period of 2002. For the comparable periods, average transaction prices to customers were basically flat due primarily to higher raw materials surcharges; however, average base selling prices realized by the Company declined by approximately 5%.

     For the first six months of 2003, total product shipments were 4% lower compared to the same 2002 period. For the comparable periods, average transaction prices to customers increased 1% due primarily to higher raw material surcharges; however, average base selling prices realized by the Company declined by approximately 4%.

Comparative information on the segment's products is provided in the following table (unaudited):

                                           Three Months Ended
                                                June 30,
                                          ---------------------      %
                                            2003        2002       Change
                                          ---------   ---------    ------
Volume (finished tons):
 Commodity                                   87,337      92,483     (6)
 High Value                                  33,217      36,007     (8)
                                          ---------   ---------
 Total                                      120,554     128,490     (6)

Average prices (per finished ton):
 Commodity                                $   1,550   $   1,541      1
 High Value                               $   3,708   $   3,668      1
 Combined Average                         $   2,144   $   2,141      -

                                            Six Months Ended
                                                June 30,
                                          ---------------------      %
                                            2003         2002      Change
                                          ---------   ---------    ------
Volume (finished tons):
 Commodity                                  170,829     179,914     (5)
 High Value                                  68,689      70,369     (2)
                                          ---------   ---------
 Total                                      239,518     250,283     (4)

Average prices (per finished ton):
 Commodity                                $   1,557   $   1,515      3
 High Value                               $   3,630   $   3,713     (2)
 Combined Average                         $   2,151   $   2,135      1

     Flat-rolled commodity products include stainless steel hot roll and cold roll sheet, stainless steel plate and silicon electrical steel, among other products. Flat-rolled high value products include stainless steel strip, Precision Rolled Strip(R) products, super stainless steel, nickel alloy and titanium products.

HIGH PERFORMANCE METALS SEGMENT

     Sales increased 8% to $166.8 million for the quarter ended June 30, 2003, compared to the prior year's quarter, due to strong demand for premium exotic alloys from government defense and high energy physics markets, partially offset by reduced demand from the commercial aerospace and power generation markets. Operating profit in the quarter improved to $11.6 million compared to $8.6 million in the year-ago period. Results for the 2003 second quarter benefited from $11.2 million in cost reductions, before the effects of inflation. Shipments of nickel-based and specialty steel products increased 12% and shipments of titanium-based products decreased 12%. Average prices of nickel-based and specialty steel products increased 2%, while average prices of titanium-based products increased 4%, both due primarily to product mix. Shipments of exotic alloys increased 14% and average prices were 17% higher.

     Sales of $327.8 million for the first six months of 2003 were flat when compared to the same period of 2002 while operating profit increased to $19.9 million compared to $12.9 million in the year-ago period, primarily due to cost reductions and improved demand and pricing for exotic alloys. In addition, operating results for the quarter and year-to date 2002 periods were adversely affected by a labor strike at our Wah Chang operation, which was settled in March 2002. Shipments of nickel-based and specialty steel products decreased 6% and shipments of titanium-based products decreased 10%. Average prices of nickel-based and specialty steel products increased 3%, while average prices of titanium-based products increased 5%, both due primarily to product mix. Shipments of exotic alloys increased 11% and average prices were 13% higher. Cost reductions, before the effects of inflation, were $21.0 million in the segment for the six months ended June 30, 2003.

     Backlog of confirmed orders within the segment declined to approximately $279 million at June 30, 2003, 7% lower than at December 31, 2002. Backlog of confirmed orders within the segment was approximately $277 million at June 30, 2002.

     Certain comparative information on the segment's major products is provided in the following table (unaudited):

                                               Three Months Ended
                                                    June 30,
                                              ---------------------     %
                                                2003        2002      Change
                                              --------    ---------   ------
Volume (000's pounds):
 Nickel-based and specialty steel alloys         9,457        8,447     12
 Titanium mill products                          4,617        5,276    (12)
 Exotic alloys                                   1,160        1,015     14

Average prices (per pound):
 Nickel-based and specialty steel alloys      $   6.47    $    6.32      2
 Titanium mill products                       $  11.16    $   10.76      4
 Exotic alloys                                $  38.10    $   32.45     17

                                                Six Months Ended
                                                    June 30,
                                              ---------------------     %
                                                2003          2002    Change
                                              --------    ---------   ------
Volume (000's pounds):
 Nickel-based and specialty steel alloys        18,149       19,212     (6)
 Titanium mill products                          9,232       10,225    (10)
 Exotic alloys                                   2,092        1,884     11

Average prices (per pound):
 Nickel-based and specialty steel alloys      $   6.59    $    6.40      3
 Titanium mill products                       $  12.00    $   11.41      5
 Exotic alloys                                $  37.94    $   33.64     13

INDUSTRIAL PRODUCTS SEGMENT

     Sales increased 6% to $62.9 million resulting in an operating profit of $3.1 million for the 2003 second quarter, compared to an operating profit of $2.2 million for the same 2002 period. For the first six months of 2003, sales increased 5% to $123.6 million resulting in an operating profit of $4.6 million, compared to an operating profit of $1.5 million in the first six months of 2002. The improvement in operating results benefited from continuing cost reduction efforts, which totaled $2.2 million and $3.8 million, before the effects of inflation, in the 2003 second quarter and first six months of 2003, respectively. The segment also benefited from higher sales across all operations in the segment for both the 2003 second quarter and first six months of 2003.

CORPORATE ITEMS

     Corporate expenses increased to $5.3 million for the second quarter of 2003 compared to $4.5 million for the second quarter of 2002, but were essentially flat for the first half of 2003 compared to 2002. Higher insurance costs in 2003 offset savings realized at the corporate office associated with reductions in staffing and related costs. Net interest expense increased to $8.4 million for the second quarter 2003 from $7.9 million in the same period last year. This increase was primarily due to a pre-tax charge of $1.2 million to recognize the unamortized fees associated with the former unsecured revolving credit facility, which was replaced with a new senior secured revolving credit facility discussed below.

     The severe decline in the equity markets over the prior three years, combined with lower expected returns on benefit plan investments and a lower discount rate assumption for determining liabilities, resulted in a pre-tax retirement benefit expense of $33.4 million in the second quarter 2003 compared to $5.5 million in the second quarter 2002, and $68.2 million compared to $11.2 million for the first six months of 2003 and 2002, respectively. This increase in retirement benefits expense resulted in a $27.9 million pre-tax, or $0.21 per share after-tax, increase in the second quarter 2003 loss compared to the same period of 2002. The increase in retirement benefits expense for the first six months resulted in a $57 million pre-tax, or $0.45 per share after-tax increase in the six months 2003 net loss. The increase in retirement benefit expense in 2003 negatively affected both cost of sales and selling and administrative expenses in the 2003 second quarter and first six months of 2003 compared to the same periods last year. For the second quarter ended June 30, 2003, retirement benefit expense impacted cost of sales by $23.5 million and selling and administrative expenses by $9.9 million. For the second quarter ended June 30, 2002, retirement benefit expense impacted cost of sales by $1 million and selling and administrative expenses by $4.5 million. For the first six months ended June 30, 2003, retirement benefit expense impacted cost of sales by $47.9 million and selling and administrative expenses by $20.3 million. For the first six months ended June 30, 2002, retirement benefit expense impacted cost of sales by $2.3 million and selling and administrative expenses by $8.9 million. The majority of these retirement benefit expenses relate to our Allegheny Ludlum operation. For the 2003 second quarter and first six months 2003, approximately $25 million and $53 million, respectively, of the retirement benefit expense was non-cash. Based upon the final actuarial study for 2003, retirement benefit expenses for the 2003 full year are expected to be $134 million compared to $21 million for 2002.

     We are not required to make cash contributions to the defined benefit pension plan for 2003 and, based upon current actuarial studies, we do not expect to be required to make cash contributions to the defined benefit pension plan for the next several years.


INCOME TAX BENEFIT AND DEFERRED INCOME TAXES

     Our effective tax rate was a benefit of 36.3% and 35.9% for the 2003 second quarter and first six months 2003, respectively, compared to a benefit of 28.6% and 34.7% for the same periods in 2002. These income tax benefits in 2003 are expected to be realized primarily by reductions of future tax obligations. We received federal income tax refunds of $48.5 million in 2003 and $45.6 million in 2002, almost entirely in the first quarter in both years. Under current tax laws we are limited in our ability to carry-back any current year or future year tax losses to prior periods to obtain cash refunds of taxes paid during those periods. Current year tax losses, if any, can be carried forward for up to 20 years and applied against taxes owed in those future years.

     Deferred income taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes, or differences between the fair value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income taxes represent future tax benefits (assets) or costs (liabilities) to be recognized when those temporary differences reverse. We evaluate on a quarterly basis whether, based on all available evidence, we believe that our deferred income tax assets will be realizable. If it were determined that all or a portion of the deferred income tax assets are not realizable, a valuation allowance would be recognized as a non-cash charge to the income tax provision with an offsetting reserve against the deferred income tax asset. Such a valuation allowance, if required, would be reversed or increased in future years if the estimated realizability of the deferred income tax asset changed.

     Additionally, if a valuation allowance for the net deferred tax asset was established, and should we generate pre-tax losses in subsequent periods, a tax benefit would not be recorded and the valuation allowance recorded would increase. Under these circumstances the net loss recognized and net loss per share for that period would be larger than a comparable period when a favorable tax benefit was recorded. However, tax provisions or benefits would continue to be recognized, as appropriate, on state and local taxes, and taxes related to foreign jurisdictions.

     At June 30, 2003, we had a net deferred income tax asset, net of deferred income liabilities, of $132.8 million. This net deferred income tax asset is net of valuation allowances for certain state tax benefits that are not currently expected to be realized. A significant portion of this net deferred income tax asset relates to postretirement employee benefit obligations, which have been recognized for financial reporting purposes but are not deductible for income tax reporting purposes until the benefits are paid. These benefits payments are expected to occur over an extended period of years.

     Future realization of deferred income tax assets ultimately depends upon the existence of sufficient taxable income within the carryback, carryforward period available under tax law. Determining if a valuation allowance is needed involves judgment and the consideration of all available evidence, both positive and negative, regarding historical operating results including recent years with reported losses, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused. We continue to evaluate whether our deferred tax assets are impaired given the recent operating losses, the current economic conditions impacting most of our end markets, and other tax considerations. It is possible that our evaluation, as proscribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" may indicate that a valuation allowance is required for a portion or all of the $132.8 million net deferred tax asset, even though a significant portion of the deferrals does not expire for a number of years while other deferrals have indefinite lives. If a valuation allowance were required at any point in time, it would result in a non-cash additional tax expense. The charge would not affect our ability to utilize the deferred tax asset in the future. In addition, a charge, if taken, may be reversed in a future period based upon consideration of all available evidence.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     Effective January 1, 2003, as required, we adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). Under SFAS 143, obligations associated with the retirement of tangible long-lived assets, such as landfill and other facility closure costs, are capitalized and amortized to expense over an asset's useful life using a systematic and rational allocation method.

     Our adoption of SFAS 143 resulted in recognizing a charge of $1.3 million, net of income taxes of $0.7 million, or $0.02 per share, principally for asset retirement obligations related to landfills in our Flat-Rolled Products segment. This charge is reported in the statement of operations for the six months ended June 30, 2003 as a cumulative effect of a change in accounting principle. The pro forma effects of the application of SFAS 143 as if the Statement had been adopted on January 1, 2002 were not material.

FINANCIAL CONDITION AND LIQUIDITY

CASH FLOW AND WORKING CAPITAL

     During the first six months ended June 30, 2003, cash generated from operations was $17.1 million, which included Federal income tax refunds for the 2002 tax year of $48.5 million, which more than offset a $45 increase in managed working capital. The increase in managed working capital was primarily due to a $40 million increase in accounts receivable resulting from a higher level of sales in the second quarter of 2003 compared to the fourth quarter of 2002, and a $24 million increase in inventory as a result of higher raw material costs, partially offset by a $19 million increase in accounts payable. Capital expenditures of $28.8 million and dividend payments of $9.7 million were offset by $15.3 million in proceeds from terminating some of our interest rate swap contracts, and $6.7 million in proceeds from sales of non-strategic real estate assets. At June 30, 2003, cash and cash equivalents totaled $66.2 million.

     Cash and cash equivalents declined $45.2 million in the second quarter of 2003 compared to the first quarter of 2003. This decrease in cash resulted primarily from an increase in managed working capital of $32 million mainly due to higher accounts receivable due to increased sales, and higher inventory due to raw material cost increases, partially offset by higher accounts payable. Other cash uses in the 2003 second quarter included semi-annual interest payments of approximately $16 million, $4 million in costs associated with the new secured credit facility, and a one-time payment of $5 million concluding the profit sharing dispute for prior years with the United Steelworkers of America.

     In building the liquidity of the Company, we focus on controlling managed working capital, which we define as accounts receivable and inventories less accounts payable. We exclude the effects of LIFO inventory and other valuation reserves. At June 30, 2003, managed working capital was 32% of annualized sales compared to 34% of annualized sales at December 31, 2002. During the first six months of 2003, managed working capital increased by $45 million, to $633 million.

     The components of managed working capital were as follows:

                                     June 30,      December 31,
(Unaudited, in millions)               2003          2002(a)        Change
                                     ---------     ------------    ---------
Accounts receivable, net             $   274.8      $   239.3
Inventories, net                         416.6          409.0
Accounts payable                        (175.1)        (171.3)
                                     ---------      ---------
Subtotal                                 516.3          477.0

Allowance for doubtful accounts            9.3           10.1
LIFO reserves                             87.0           74.7
Corporate and other                       20.4           26.2
                                     ---------      ---------
Managed working capital              $   633.0      $   588.0      $    45.0
                                     =========      =========      =========

Annualized prior 2 months sales      $ 1,953.0      $ 1,741.0
                                     =========      =========

Managed working capital as a
  % of annualized sales                     32%            34%

                                     June 30,       March 31,
  (Unaudited, in millions)             2003          2003(a)        Change
                                     ---------      ---------      ---------
Accounts receivable, net             $   274.8      $   260.4
Inventories, net                         416.6          412.0
Accounts payable                        (175.1)        (178.1)
                                     ---------      ---------
Subtotal                                 516.3          494.3

Allowance for doubtful accounts            9.3           10.3
LIFO reserves                             87.0           77.7
Corporate and other                       20.4           18.7
                                     ---------      ---------
Managed working capital              $   633.0      $   601.0      $    32.0
                                     =========      =========      =========

Annualized prior 2 months sales      $ 1,953.0      $ 1,992.0
                                     =========      =========

Managed working capital as a
  % of annualized sales                     32%            30%

         (a) Certain amounts from prior periods have been reclassified to conform with the current presentation.

CAPITAL EXPENDITURES

     Capital expenditures for 2003 are expected to be approximately $70 million, of which $28.8 million had been expended in the 2003 first six months. Capital expenditures primarily relate to the upgrade of our Flat-Rolled Products melt shop located in Brackenridge, PA and investments to enhance the capabilities of our High Performance Metals long products rolling mill facility located in Richburg, SC.

DIVIDENDS

     On June 10, 2003, a regular quarterly dividend of $0.06 per share of common stock was paid to stockholders of record at the close of business on May 27, 2003. On August 1, 2003, the Board of Directors declared a regular quarterly dividend of $0.06 per share of common stock. The dividend will be paid on September 9, 2003 to stockholders of record at the close of business on August 25, 2003. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate.

DEBT

     At June 30, 2003, we had $530.7 million in total outstanding debt, compared to $519.1 million at December 31, 2002. The increase in debt was primarily due to $9.2 million of additional debt for project financing related to enhancements to the Richburg, SC long products rolling mill facility. We anticipate funding a total of approximately $17 million in 2003 with this project financing, which will be ratably repaid over a five year period commencing in early 2004.

     During the 2003 second quarter, we entered into a $325 million four-year senior secured domestic revolving credit facility ("the secured credit facility" or "the facility"). The facility, which replaced a $250 million unsecured facility, is secured by all accounts receivable and inventory of our U.S. operations, and includes capacity for up to $150 million in letters of credit. There have been no borrowings made under either the secured credit facility or the former unsecured credit facility since the beginning of 2002. Outstanding letters of credit issued under the secured credit facility were approximately $50 million at June 30, 2003.

     The secured credit facility limits capital expenditures, investments and acquisitions of businesses, new indebtedness, asset divestitures, payment of dividends, and common stock repurchases which we may incur or undertake during the term of the facility without obtaining permission of the lending group. In addition, the secured credit facility contains a financial covenant, which is not measured unless our undrawn availability under the facility is less than $150 million. This financial covenant, when measured, requires us to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") to fixed charges of at least 1.0 to 1.0. EBITDA is adjusted for non-cash items such as income/loss on investments accounted for under the equity method of accounting, non-cash pension expense/income, and that portion of retire medical and life insurance expenses paid from the our VEBA trust. EBITDA is reduced by capital expenditures and cash taxes paid, and increased for cash tax refunds. Fixed charges include gross interest expense, dividends paid and scheduled debt payments. At June 30, 2003, our undrawn availability under the facility, which is calculated including outstanding letters of credit and domestic cash on hand, was $315 million.

     Borrowings under the secured credit facility bear interest at our option at either: (1) the one-, two-, three- or six- month LIBOR rate plus a margin ranging from 2.25% to 3.00% depending upon the level of borrowings; or (2) a base rate announced from time-to-time by the lending group (i.e. the Prime lending rate) plus a margin ranging from 0% to 0.75% depending upon the level of borrowings. In addition, the secured credit facility contains a facility fee of 0.25% to 0.50% depending on the level of undrawn availability. The facility also contains fees for issuing letters of credit of 0.125% per annum and annualized fees ranging from 2.25% to 3.00% depending on the level of undrawn availability under the facility. Our overall borrowing costs under the secured credit facility are not affected by changes in our credit ratings. Due to the higher fees associated with the secured facility, we expect our annual facility fees excluding interest expense, will increase approximately $3 million.

     In June 2003, Standard & Poor's Rating Services ("S&P") lowered its corporate credit rating on us to BB+ from BBB and lowered our senior unsecured debt rating to BB from BBB. At the same time, S&P assigned a stable outlook. In June 2003, Moody's Investor Service lowered its senior implied rating on us to Ba3 from Baa3, lowered the senior unsecured debt rating on Allegheny Ludlum Corporation's 6.95% bonds to Ba3 from Baa3, and lowered the senior unsecured debt rating of the our 8.375% notes to B2 from Baa3. At the same time, Moody's assigned a stable outlook.

     Interest rate swap contracts are used from time-to-time to manage our exposure to interest rate risks. At the end of the 2002 first quarter, we entered into interest rate swap contracts with respect to a $150 million notional amount related to our $300 million, 8.375% ten-year Notes, due December 15, 2011, which involved the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the contracts without an exchange of the underlying principal amount. These contracts were designated as fair value hedges. As a result, changes in the fair value of the swap contracts and the underlying fixed rate debt are recognized in the statement of operations. During the first six months of 2003, we terminated the majority of these interest rate swap contracts and received $15.3 million in cash. The $15.3 million gain on settlement remains a component of the reported balance of the Notes, and will be ratably recognized as a reduction to interest expense over the remaining life of the Notes, which is approximately 8.5 years.

     In the 2003 first quarter, we entered into new "receive fixed, pay floating" interest rate swap arrangements related to the 8.375% ten-year Notes which re-established, in total, a $125 million notional amount which effectively converted this portion of the Notes to variable rate debt. Including accretion of the gain on termination of the swap contracts described above, the result of the "receive fixed, pay floating" arrangements was a decrease in interest expense of $3.4 million for the six months ended June 30, 2003, compared to the fixed interest expense of the Notes that would otherwise have been realized. At June 30, 2003, the adjustment of these swap contracts to fair market value resulted in the recognition of an asset of $7.1 million on the balance sheet, included in other assets, with an offsetting increase in long-term debt.

     We believe that internally generated funds, current cash on hand and capacity provided from our secured credit facility will be adequate to meet our foreseeable liquidity needs. We have not borrowed funds under our domestic secured or unsecured credit facilities during 2003 or during all of 2002, and at this time we do not expect to draw on the secured credit facility for the remainder of 2003. Our ability to borrow under the secured credit facility in the future could be negatively affected if we fail to maintain the required covenants under the agreement governing the facility.

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

     We account for our defined benefit pension plans in accordance with SFAS 87, which requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. A significant element in determining our pension (expense) income in accordance with SFAS 87 is the expected investment return on plan assets. In establishing the expected return on plan investments, which is reviewed annually in the fourth quarter, we take into consideration types of securities the plan investments are invested in, how those investments have performed historically, and expectations for how those investments will perform in the future. For 2003, in light of the declines in the equity markets over the past several years, which comprise a significant portion of our pension plan investments, we have lowered our expected return on pension plan investments to 8.75%, from a 9% expected return on pension plan investments which was used in 2002. This assumed rate is applied to the market value of plan assets at the end of the previous year. This produces the expected return on plan assets that is included in annual pension (expense) income for the current year. The effect of lowering the expected return on pension plan investments will result in an increase in annual pension expense of approximately $4 million for 2003. The cumulative difference between this expected return and the actual return on plan assets is deferred and amortized into pension income or expense over future periods. The expected return on plan assets can vary significantly from year-to-year since the calculation is dependent on the market value of plan assets as of the end of the preceding year. Accounting principles generally accepted in the United States allow companies to calculate the expected return on pension assets using either an average of fair market values of pension assets over a period not to exceed five years, which reduces the volatility in reported pension income or expense, or their fair market value at the end of the previous year. However, the Securities and Exchange Commission currently does not permit companies to change from the fair market value at the end of the previous year methodology, which is the methodology that we use, to an averaging of fair market values of plan assets methodology. As a result, our results of operations and those of other companies, including companies with which we compete, may not be comparable due to these different methodologies in calculating the expected return on pension investments. If the five year average of the fair market values of plan assets had been used to calculate retirement benefit costs, we estimate that retirement benefit expense for the first six months of 2003 would been approximately $50 million less than the $68 million expense recognized using the fair market value approach.

     At the end of November of each year, we determine the discount rate to be used to value pension plan liabilities. In accordance with SFAS 87, the discount rate reflects the current rate at which the pension liabilities could be effectively settled. In estimating this rate, we assess the rates of return on high quality, fixed-income investments. Based on the Moody's average Aa corporate bond yield at the end of November 2002, we established a discount rate of 6.75% for valuing the pension liabilities as of the end of 2002, and for determining the pension expense for 2003. We had previously assumed a discount rate of 7% for 2001, which determined the 2002 expense. The effect of lowering the discount rate increased pension liabilities by approximately $47 million and annual pension expense by approximately $4 million for 2003. The effect on pension liabilities for changes to the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, are deferred and amortized over future periods in accordance with SFAS 87.

     Accounting standards require a minimum pension liability be recorded when the value of pension assets is less than the accumulated benefit obligation ("ABO") at the annual measurement date. As of November 30, 2002, our last measurement date for pension accounting, the value of the ABO exceeded the value of pension investments by approximately $192 million as a result of a severe decline in the equity markets in 2000, 2001 and 2002, higher benefit liabilities from long-term labor contracts negotiated in 2001, and a lower assumed discount rate for valuing the pension liabilities. As a result, in the 2002 fourth quarter, we recorded a non-cash charge against stockholders' equity of $406 million, net of deferred taxes, to write off our prepaid pension cost representing the overfunded portion of the pension plan, and to record a deferred pension asset of $165 million for the unamortized prior service cost relating to prior benefit enhancements. In accordance with accounting standards, the charge against stockholders' equity will be adjusted in the fourth quarter of subsequent years to reflect the value of pension assets compared to the ABO as of the end of November. If the level of pension assets exceeded the ABO as of the measurement date, the full charge against stockholders' equity would be reversed. If the level of pension assets remained below the ABO, the minimum pension liability and the charge against stockholders' equity would be adjusted to reflect the relative values as of the measurement date. The fair market value of assets as of June 30, 2003 was approximately $1.67 billion.

     We also sponsor several defined benefit postretirement plans covering certain hourly and salaried employees and retirees. These plans provide health care and life insurance benefits for eligible employees. In certain plans, contributions towards premiums are capped based upon the cost as of a certain date, thereby creating a defined contribution. We account for these benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"), which requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as benefits are paid. We use actuarial assumptions, including the discount rate and the expected trend in health care costs, to estimate the costs and benefits obligations for the plans. The discount rate, which is determined annually at the end of each year, is developed based upon rates of return on high quality, fixed-income investments. At December 31, 2002, we determined this rate to be 6.75%. In prior years, a 7% discount rate was used. The effect of lowering the discount rate increased 2003 postretirement benefit liabilities by approximately $11 million and expenses by approximately $2 million. Based upon cost increases quoted by our medical care providers and predictions of continued significant medical cost inflation in future years, the annual assumed rate of increase in the per capita cost of covered benefits for health care plans is estimated at 10.3% in 2003 and is assumed to gradually decrease to 5.0% in the year 2009 and remain level thereafter. Certain of these benefits are funded using plan investments held in a VEBA trust. The expected return on plan investments is a significant element in determining postretirement benefits expenses in accordance with SFAS 106. In establishing the expected return on plan investments, which is reviewed annually in the fourth quarter, we take into consideration the types of securities the plan investments are invested in, how those investments have performed historically, and expectations for how those investments will perform in the future. For 2003, as a result of a reduction in the percentage of our private equity investments, we lowered our expected return on investments held in the VEBA trust to 9%. A 15% return on investments was assumed in prior years. This assumed long-term rate of return on investments is applied to the market value of plan investments at the end of the previous year. This produces the expected return on plan investments that is included in annual postretirement benefits expenses for the current year. The effect of lowering the expected return on plan investments will result in an increase in annual postretirement benefits expense of approximately $7 million for 2003.

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

OTHER MATTERS

Management

     On July 10, 2003, our Board of Directors selected L. Patrick Hassey to become president and chief executive officer, effective October 1, 2003. Mr. Hassey, a former executive at Alcoa, Inc. has been named to succeed James L. Murdy, age 65, who is retiring effective September 30, 2003. Mr. Hassey was also elected to our Board of Directors, effective July 10, 2003.

Board of Directors

     On May 28, 2003, we announced that Brian P. Simmons resigned from our Board of Directors.

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

     We change prices on certain of our products from time-to-time. The ability to implement price increases is dependent on market conditions, economic factors, raw material costs and availability, competitive factors, operating costs and other factors, some of which are beyond our control. The benefits of price increases may be delayed due to long manufacturing lead times and the terms of existing contracts.

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

     As part of our risk management strategy, from time-to-time, we purchase swap contracts to manage exposure to changes in natural gas costs. The contracts obligate us to make or receive a payment equal to the net change in value of the contract at its maturity. These contracts are designated as hedges of the variability in cash flows of a portion of our forecasted energy payments.

Labor Matters

     We have nearly 9,600 employees. A portion of our workforce is represented under various collective bargaining agreements, principally with the United Steelworkers of America ("USWA"), including: approximately 3,300 Allegheny Ludlum production, and maintenance employees covered by collective bargaining agreements between Allegheny Ludlum and the USWA, which are effective through June 2007; approximately 165 Oremet employees covered by a collective bargaining agreement with the USWA which is effective through June 2007; and approximately 600 Wah Chang employees covered by a collective bargaining agreement with the USWA which continues through March 2008. Negotiations are ongoing for a new collective bargaining agreement with the USWA affecting approximately 140 full and part-time employees at various Allegheny Ludlum facilities in Western Pennsylvania. Also, negotiations have begun for a new collective bargaining agreement with the USWA affecting approximately 100 employees at the Casting Service facility in LaPorte, IN. During the 2003 second quarter, we requested the reopening of labor agreements with the USWA pertaining to the Allegheny Ludlum and Oremet operations. Discussions with the USWA on this matter are ongoing.

     Generally, agreements that expire may be terminated after notice by the union. After termination, the union may authorize a strike. A strike by the employees covered by one or more of the collective bargaining agreements could materially adversely affect our operating results. There can be no assurance that we will succeed in concluding collective bargaining agreements with the unions to replace those that expire, or in modifying existing agreements where we have requested a reopening of an agreement.

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

     With respect to proceedings brought under the Federal Superfund laws, or similar state statutes, we have been identified as a PRP at approximately 31 of such sites, excluding those at which we believe we have no future liability. Our involvement is very limited or de minimis at approximately 13 of these sites, and the potential loss exposure with respect to any of the remaining 18 individual sites is not considered to be material. At June 30, 2003, we had adequate reserves for these matters.

     In June 1995, the U.S. Government commenced an action against Allegheny Ludlum in the United States District Court for the Western District of Pennsylvania alleging multiple violations of the Federal Clean Water Act. The trial of this matter concluded in February 2001. In February 2002, the Court issued a decision imposing a penalty of $8.2 million for incidents at five facilities that occurred over a period of approximately six years, which Allegheny Ludlum had reported to the appropriate environmental agencies. We asked the Court to reconsider its decision, which the Court denied in October 2002. We appealed the Court's decision. At June 30, 2003, we had adequate reserves, including accrued interest, for this matter.

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

     Despite the Port District's failure to consent to the three subleases, TDY continued its marketing efforts to sublease the San Diego facility. At June 30, 2003, we had a reserve of approximately $3.7 million to cover the costs of decommissioning the San Diego facility. TDY and the Port District discussed resolution of this matter but did not reach any agreement even after court-sponsored mediation. In June 2002 TDY ceased paying rent on the grounds that the Port District had rescinded the Lease when it refused to allow TDY to sublease the property and that the Port District's condemnation of the property voided the lease. In September 2002, the Port District demanded that rent be paid or possession of the property be returned to the Port District. TDY returned possession to the Port District on October 31, 2002 and denied that any remaining amounts were due under the lease.

     The Port District filed a cross-complaint against TDY in March 2003. The Complaint alleges breach of contract for failure to pay rent and for certain environmental contamination on the property. In June 2003, the Port District amended the cross-complaint and eliminated the allegations relating to environmental contamination. The Port District seeks $1.2 million in past rent. The Port District also alleges anticipatory breach relating to removal of structures and debris from the San Diego facility and seeks specific performance or reimbursement to the Port District. TDY has various defenses to the allegations in the Port District's State Court Cross-Complaint and denies that it has any obligation to the Port District.

     In June 2003, the Port District also commenced a separate action in United States District Court in San Diego against the Company ("Federal Court Complaint"). The Federal Court Complaint alleges cost recovery and contribution under CERCLA as well as state and common law claims related to alleged environmental contamination on the property. The Complaint seeks an unspecified amount of damages and a declaratory judgment as to TDY's liability for contamination on the property. We filed a motion to dismiss portions of the Complaint on the basis that the time period allowed for bringing state and common law claims had elapsed and the allegations are therefore barred. Briefing on the Motion to Dismiss will be completed in July 2003 and a ruling will be made by the District Court. We denied the remaining allegations in the Federal Court Complaint.

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

     We conducted an environmental assessment of portions of the San Diego facility at the request of the Regional Board. A report of the assessment was submitted to the Regional Board and at this stage of the assessment, we cannot predict if any remediation will be necessary. We remediated in 1998 and continue to monitor a lagoon near the San Diego facility. Also, we are seeking approval from the San Diego Department of Public Health for the 1996 closure of four underground storage tanks at the San Diego facility. We are evaluating potential claims we have against neighboring property owners and other PRPs related to the environmental condition of the San Diego facility. We have been informed by the Port District that it has commenced an environmental investigation of the Property and that it will be removing, rather than closing in place, all of the underground storage tanks.

     An adverse resolution of the matters relating to the San Diego facility could have a material adverse affect on our results of operations and financial condition.

     TDY and another wholly-owned subsidiary of the Company, among others, have been identified by the U.S. Environmental Protection Agency (EPA) as PRPs at the Li Tungsten Superfund Site in Glen Cove, New York. We believe that most of the contamination at the Site resulted from work done while the United States government either owned or controlled operations at the Site, or from processes done for various agencies of the United States, and that the United States is liable for a substantial portion of the remediation costs at the Site. In November 2000, TDY filed a cost recovery and contribution action against the United States government. No trial date has been scheduled. In March 2003, the Court ordered the parties, including the United States government, to fund a portion of the remediation costs at the Site. The U.S.

government advised the Court in May 2003 that it had agreed to a settlement with EPA, the terms of which were not disclosed. That settlement would preclude TDY's complaint from proceeding. The Court has ordered a stay of discovery to allow the United States and EPA to finalize the terms of settlement. At EPA's request, in May 2003, the Company also made an offer of settlement to EPA, which was rejected by EPA without any counter offer. Based on information presently available, we believe our reserves on this matter are adequate. An adverse resolution of this matter could have a material adverse effect on our results of operations and financial condition.

     At June 30, 2003, our reserves for environmental remediation obligations totaled approximately $38.2 million, of which approximately $10.9 million were included in other current liabilities. The reserve includes estimated probable future costs of $14.0 million for federal Superfund and comparable state-managed sites; $9.0 million for formerly owned or operated sites for which we have remediation or indemnification obligations; $3.2 million for owned or controlled sites at which our operations have been discontinued; and $12.0 million for sites utilized by us in our ongoing operations. In some cases we are evaluating whether we may be able to recover a portion of future costs for environmental liabilities from third parties other than participating potentially responsible parties.

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

FORWARD-LOOKING AND OTHER STATEMENTS

     From time-to-time, we have made and may continue to make "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements in this report relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as "anticipates," "believes," "estimates," "expects," "would," "should," "will," "will likely result," "forecast," "outlook," "projects," and similar expressions. Such forward-looking statements are based on management's current expectations and include known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results or performance to materially differ from any future results or performance expressed or implied by such statements. Various of these factors are described from time-to-time in our filings with the Securities and Exchange

Commission, including our Report on Form 10-K for the year ended December 31, 2002. We assume no duty to update our forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We use derivative financial instruments from time-to-time to hedge ordinary business risks for product sales denominated in foreign currencies, to partially hedge against volatile energy and raw material cost fluctuations in the Flat-Rolled Products and High Performance Metals segments and to manage exposure to changes in interest rates.

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

     As part of our risk management strategy, we purchase exchange-traded futures contracts from time-to-time to manage exposure to changes in nickel prices, a component of raw material cost for some of our flat-rolled and high performance metals products. The nickel futures contracts obligate us to make or receive a payment equal to the net change in value of the contract at its maturity. These contracts are designated as hedges of the variability in cash flows of a portion of our forecasted purchases of nickel. Changes in the fair value of our nickel derivatives are recognized in other comprehensive income until the hedged item is recognized in the statement of operations. The ineffective portion of a derivative's change in fair value is immediately recognized in the statement of operations.

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

     At June 30, 2003, we had aggregate consolidated indebtedness of approximately $531 million, most of which bears interest at fixed rates. In a period of declining interest rates, we face the risk of required interest payments exceeding those based on the then current market rate. From time-to-time, we enter into interest rate swap contracts to manage our exposure to interest rate risks. At June 30, 2003, we had entered into "receive fixed, pay floating" arrangements for $125 million related to our 8.375% ten-year Notes, which effectively convert this portion of the Notes to variable rate debt. These contracts are designated as fair value hedges.

     As a result, changes in the fair value of the swap contracts and the underlying fixed rate debt are recognized in the statement of operations. Including accretion of the gain on termination of the swap contracts described above, the result of the "receive fixed, pay floating" arrangements was a decrease in interest expense of $3.4 million for the first six months of 2003 compared to the fixed interest expense of the Notes. At June 30, 2003, the adjustment of these swap contracts to fair market value resulted in the recognition of an asset of $7.1 million on the balance sheet, included in other assets, with an offsetting increase in long-term debt.

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

ITEM 4. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures

     Our Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of June 30, 2003, and they concluded that these controls and procedures are effective.

     Changes in Internal Controls

     There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2003.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our 2003 annual meeting of stockholders was held on May 8, 2003. Proxies for the meeting were solicited by us pursuant to Regulation 14A under the Securities Exchange Act of 1934. At that meeting, the four nominees for election as directors named in the proxy statement for the meeting were elected, having received the following number of votes:

       NAME              NUMBER OF VOTES FOR          NUMBER OF VOTES WITHHELD
       ----              -------------------          ------------------------
Diane C. Creel                68,161,812                       6,339,313
C. Fred Fetterolf             68,142,247                       6,358,878
James E. Rohr                 69,147,397                       5,353,728
Brian P. Simmons              72,493,455                       2,007,670


     In addition, the stockholders voted on a proposal to ratify the selection of Ernst & Young LLP as independent auditors of the Company for the 2003 fiscal year. The number of votes cast for the ratification was 71,386,620, the number of votes cast against approval was 2,574,489 and the number of abstentions was 540,015. There were no broker no-votes in connection with the ratification of the selection of Ernst & Young LLP.

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

         4.1 Revolving Credit and Security Agreement dated June 13, 2003 (incorporated by reference to Exhibit 99.1 to the Registrant's current report on Form 8-K dated June 19, 2003 (File No. 1-12001)).


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

         4.3      Form of 8.375% Notes due 2011 (included as part of Exhibit
                  4.2).

         4.4 Indenture dated as of December 15, 1995 between Allegheny Ludlum Corporation and The Chase Manhattan Bank (National Association), as trustee (relating to Allegheny Ludlum Corporation's 6.95% Debentures due 2025) (incorporated by reference to Exhibit 4(a) to Allegheny Ludlum Corporation's Report on Form 10-K for the year ended December 31, 1995 (File No. 1-9498)), and First Supplemental Indenture by and among Allegheny Technologies Incorporated, Allegheny Ludlum Corporation and The Chase Manhattan Bank (National Association), as Trustee, dated as of August 15, 1996 (incorporated by reference to Exhibit 4.1 to Registrant's report on Form 8-K dated August 15, 1996 (File No. 1-12001)).

         4.5 Rights Agreement dated March 12, 1998, including Certificate of Designation for Series A Junior Participating Preferred Stock as filed with the State of Delaware on March 13, 1998 (incorporated by reference to Exhibit 1 to the Registrant's report on Form 8-K dated March 12, 1998 (File No. 1-12001)).

         31.1 Section 302 Certification of the President and Chief Executive Officer

         31.2 Section 302 Certification of the Senior Vice President-Finance and Chief Financial Officer

         32       Section 906 Certification

         (b)      Current Reports on Form 8-K filed by the Company -

     Date                          Nature of the Report
     ----                          --------------------
July 23, 2003          Disclosure pursuant to Item 12 - Results of
                       Operations and Financial Condition, furnished
                       under Item 9 in accordance with interim
                       guidance in SEC Release No. 33-8216.

June 19, 2003          Disclosure that Registrant arranged for an
                       asset based Revolving Credit and Security
                       Agreement.

May 20, 2003           Disclosure pursuant to Regulation FD stating
                       intent to replace revolving credit facility
                       with asset-based financing.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       ALLEGHENY TECHNOLOGIES INCORPORATED
                                  (Registrant)

Date: August 8, 2003                 By: /s/ Richard J. Harshman
                                         -----------------------------------
                                         Richard J. Harshman
                                         Senior Vice President-Finance
                                         and Chief Financial Officer
                                         (Principal Financial Officer and
                                         Duly Authorized Officer)

Date: August 8, 2003                 By: /s/ Dale G. Reid
                                         -----------------------------------
                                         Dale G. Reid
                                         Vice President, Controller and
                                         Chief Accounting Officer
                                         (Principal Accounting Officer)