Form 10-Q
period 2003-09-30
ALLEGHENY TECHNOLOGIES INC
filed 2003-11-04
CIK 1018963

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to _____

                         Commission File Number 1-12001

                       ALLEGHENY TECHNOLOGIES INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                         25-1792394
   -------------------------------                 ----------------------------
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                        Identification No.)

          1000 Six PPG Place
     Pittsburgh, Pennsylvania                               15222-5479
----------------------------------------           -----------------------------
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

Yes [X] No [ ]

At October 29, 2003, the registrant had outstanding 80,642,479 shares of its Common Stock.

                       ALLEGHENY TECHNOLOGIES INCORPORATED
                                  SEC FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003

                                      INDEX

                                                                   Page No.
PART I. - FINANCIAL INFORMATION

       Item 1. Financial Statements                                    3

       Consolidated Balance Sheets                                     3

       Consolidated Statements of Operations                           4

       Consolidated Statements of Cash Flows                           5

       Notes to Consolidated Financial Statements                      6

       Item 2. Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                          23

       Item 3. Quantitative and Qualitative
               Disclosures About Market Risk                          40

       Item 4. Controls and Procedures                                41

PART II. - OTHER INFORMATION

       Item 6. Exhibits and Reports on Form 8-K                       41

SIGNATURES                                                            43

EXHIBITS                                                              44

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

              ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (In millions, except share and per share amounts)


                                                        September 30,   December 31,
                                                            2003            2002
                                                            ----            ----
                                                         (Unaudited)      (Audited)
ASSETS
Cash and cash equivalents                                 $   78.5        $   59.4
Accounts receivable, net                                     275.5           239.3
Inventories, net                                             377.1           392.3
Income tax refunds                                            17.1            51.9
Deferred income taxes                                         32.9            20.8
Prepaid expenses and other current assets                     25.9            32.0
                                                          --------        --------
     Total Current Assets                                    807.0           795.7
Property, plant and equipment, net                           751.2           757.6
Deferred pension asset                                       165.1           165.1
Cost in excess of net assets acquired                        194.8           194.4
Deferred income taxes                                        114.7            85.4
Other assets                                                  65.3            95.0
                                                          --------        --------
     TOTAL ASSETS                                         $2,098.1        $2,093.2
                                                          ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                          $  175.5        $  171.3
Accrued liabilities                                          177.3           161.0
Short-term debt and current portion
   of long-term debt                                          12.4             9.7
                                                          --------        --------
     Total Current Liabilities                               365.2           342.0
Long-term debt                                               519.2           509.4
Accrued postretirement benefits                              505.0           496.4
Pension liabilities                                          282.0           216.0
Other long-term liabilities                                   80.6            80.6
                                                          --------        --------
     TOTAL LIABILITIES                                     1,752.0         1,644.4
                                                          --------        --------
STOCKHOLDERS' EQUITY:

Preferred stock, par value $0.10: authorized-
   50,000,000 shares; issued-none                               --              --
Common stock, par value $0.10, authorized-500,000,000
   shares; issued-98,951,490 shares at September 30,
   2003 and December 31, 2002; outstanding-80,694,559
   shares at September 30, 2003 and 80,634,344 shares
   at December 31, 2002                                        9.9             9.9
Additional paid-in capital                                   481.2           481.2
Retained earnings                                            721.8           835.1
Treasury stock: 18,256,931 shares at
   September 30, 2003 and 18,317,146 shares
   at December 31, 2002                                     (458.6)         (469.7)
Accumulated other comprehensive
   loss, net of tax                                         (408.2)         (407.7)
                                                          --------        --------
     Total Stockholders' Equity                              346.1           448.8
                                                          --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $2,098.1        $2,093.2
                                                          ========        ========

The accompanying notes are an integral part of these statements.

              ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In millions except per share amounts)
                                   (Unaudited)

                                                          Three Months Ended        Nine Months Ended
                                                             September 30,             September 30,
                                                        ----------------------    ----------------------
                                                           2003        2002          2003         2002
                                                        ----------  ----------    ----------  ----------
Sales                                                   $   482.6   $   469.3     $ 1,453.0   $ 1,453.6

Costs and expenses:
  Cost of sales                                             464.4       419.7       1,399.4     1,316.5
  Selling and administrative expenses                        60.3        47.1         161.4       146.9
  Restructuring costs                                         1.2         5.5           1.2         5.5
                                                        ---------   ---------     ---------   ---------
Loss before interest, other expense and income taxes        (43.3)       (3.0)       (109.0)      (15.3)

Interest expense, net                                         4.1         8.3          19.9        26.1
Other expense                                                (0.9)       (2.3)         (0.2)       (0.7)
                                                        ---------   ---------     ---------   ---------

Loss before income tax benefit and cumulative effect
    of change in accounting principle                       (48.3)      (13.6)       (129.1)      (42.1)

Income tax benefit                                          (19.5)       (6.1)        (48.5)      (16.0)
                                                        ---------   ---------     ---------   ---------

Net loss before cumulative effect of change in
    accounting principle                                    (28.8)       (7.5)        (80.6)      (26.1)

Cumulative effect of change in accounting principle,
    net of tax                                                 --          --          (1.3)         --
                                                        ---------   ---------     ---------   ---------

Net loss                                                $   (28.8)  $    (7.5)    $   (81.9)  $   (26.1)
                                                        =========   =========     =========   =========

Basic and diluted net loss per common share before
    cumulative effect of change in accounting
    principle                                           $   (0.36)  $   (0.09)    $   (0.99)  $   (0.32)

Cumulative effect of change in accounting principle            --          --         (0.02)         --
                                                        ---------   ---------     ---------   ---------

Basic and diluted net loss per common share             $   (0.36)  $   (0.09)    $   (1.01)  $   (0.32)
                                                        =========   =========     =========   =========

Dividends declared per common share                     $    0.06   $    0.20     $    0.18   $    0.60
                                                        =========   =========     =========   =========

The accompanying notes are an integral part of these statements.

              ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                             -----------------
                                                              2003       2002
                                                             -------   -------
OPERATING ACTIVITIES:
  Net loss                                                   $(81.9)   $(26.1)
  Adjustments to reconcile net loss to net
        cash provided by operating activities:
      Cumulative effect of change in accounting principle       1.3        --
      Depreciation and amortization                            55.7      68.5
      Deferred income taxes                                   (40.7)     18.4
      Gains on sales of businesses and investments             (0.8)     (2.4)
      Non-cash restructuring gain                                --      (1.7)
  Change in operating assets and liabilities:
      Pension assets and liabilities                           66.0      (7.3)
      Accounts receivable                                     (36.2)     20.2
      Accrued income tax receivable                            34.8      23.3
      Inventories                                              15.2      85.2
      Accounts payable                                          4.2      13.1
      Accrued liabilities and other                            34.5      13.1
                                                             ------    ------
CASH PROVIDED BY OPERATING ACTIVITIES                          52.1     204.3

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                  (51.5)    (35.9)
  Asset disposals and other                                     4.5       2.2
                                                             ------    ------
CASH USED IN INVESTING ACTIVITIES                             (47.0)    (33.7)

FINANCING ACTIVITIES:
  Borrowings on long-term debt                                 20.2        --
  Net repayments under credit facilities                       (1.4)    (72.7)
  Payments on long-term debt and capital leases                (5.5)     (8.1)
                                                             ------    ------
    Net increase (decrease) in debt                            13.3     (80.8)
  Proceeds from interest rate swap termination                 15.3        --
  Dividends paid                                              (14.6)    (48.3)
                                                             ------    ------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                14.0    (129.1)
                                                             ------    ------

INCREASE IN CASH AND CASH EQUIVALENTS                          19.1      41.5

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR             59.4      33.7
                                                             ------    ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 78.5    $ 75.2
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

         These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States for complete financial statements. In management's opinion, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K. The results of operations for these interim periods are not necessarily indicative of the operating results for any future period. Certain amounts from prior periods have been restated to conform with the current presentation.

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

(in millions, except per share amounts)

                                              Three Months Ended   Nine Months Ended
                                                 September 30,       September 30,
                                              ------------------   ------------------
                                               2003        2002     2003       2002
                                              -------    -------   -------    -------
                                                 (unaudited)          (unaudited)
Net loss as reported                          $(28.8)    $ (7.5)   $(81.9)    $(26.1)
Add: Stock-based compensation expense
 included in net loss, net of tax                4.0        0.1       5.2        0.3
Deduct: Net impact of SFAS 123, net of
 tax                                            (4.8)      (1.1)     (7.6)      (3.0)
                                              ------     ------    ------     ------
Pro forma net loss                            $(29.6)    $ (8.5)   $(84.3)    $(28.8)
                                              ======     ======    ======     ======
Net loss per common share:
Basic and diluted--as reported                $(0.36)    $(0.09)   $(1.01)    $(0.32)
                                              ======     ======    ======     ======
Basic and diluted--pro forma                  $(0.37)    $(0.10)   $(1.04)    $(0.35)
                                              ======     ======    ======     ======

Stock-based compensation expense included in net loss for the quarter and year-to-date periods ended September 30, 2003 includes the effects of terminating the Company's Stock Acquisition and Retention Program. See Note 6. Management Transition and Restructuring Costs.

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

         The adoption of SFAS 143 by the Company resulted in recognizing a charge of $1.3 million, net of income taxes of $0.7 million, or $0.02 per share, principally for asset retirement obligations related to landfills in the Company's Flat-Rolled Products segment. This charge is reported in the statement of operations for the nine months ended September 30, 2003, as a cumulative effect of a change in accounting principle. The pro forma effects of the application of SFAS 143 as if the Statement had been adopted on January 1, 2002 were not material.

NOTE 2. INVENTORIES

         Inventories at September 30, 2003 and December 31, 2002 were as follows (in millions):

                                          September 30,     December 31,
                                              2003              2002
                                          -------------     ------------
                                          (unaudited)         (audited)
Raw materials and supplies                   $ 35.3            $ 32.7
Work-in-process                               367.2             358.5
Finished goods                                 79.9              80.4
                                             ------            ------
Total inventories at current cost             482.4             471.6
Less allowances to reduce current cost
     values to LIFO basis                     (97.5)            (74.7)
Progress payments                              (7.8)             (4.6)
                                             ------            ------
Total inventories, net                       $377.1            $392.3
                                             ======            ======

NOTE 3. SUPPLEMENTAL BALANCE SHEET INFORMATION

         Property, plant and equipment at September 30, 2003 and December 31, 2002 were as follows (in millions):

                                             September 30,  December 31,
                                                 2003           2002
                                             -------------  ------------
                                              (unaudited)     (audited)
Land                                           $   26.0       $   29.5
Buildings                                         229.2          228.6
Equipment and leasehold improvements            1,553.7        1,521.5
                                               --------       --------
                                                1,808.9        1,779.6
Accumulated depreciation and amortization      (1,057.7)      (1,022.0)
                                               --------       --------
Total property, plant and equipment, net       $  751.2       $  757.6
                                               ========       ========

         Reserves for restructuring charges involving future payments were $4.3 million at September 30, 2003 and $6.8 million at December 31, 2002. During 2003, reserves increased $1.2 million due to additional workforce reductions, and decreased $3.7 million due to cash payments to meet severance obligations.

NOTE 4. DEBT

         Debt at September 30, 2003 and December 31, 2002 was as follows (in millions):

                                                         September 30,   December 31,
                                                             2003            2002
                                                         -------------   ------------
                                                          (unaudited)      (audited)
Allegheny Technologies $300 million 8.375% Notes due
  2011, net (a)                                             $310.6          $312.3
Allegheny Ludlum 6.95% debentures, due 2025                  150.0           150.0
Foreign credit agreements                                     26.5            26.7
Industrial revenue bonds, due through 2011                    20.6            21.5
Capitalized leases and other                                  23.9             8.6
Senior secured domestic revolving credit facility                -               -
                                                             -----          ------
                                                             531.6           519.1
Short-term debt and current portion of long-term debt        (12.4)           (9.7)
                                                            ------          ------
Total long-term debt                                        $519.2          $509.4
                                                            ======          ======

(a) Includes fair value adjustments for interest rate swap contracts of $16.5 million and $18.7 million at September 30, 2003 and December 31, 2002, respectively.

         During the 2003 second quarter, the Company entered into a $325 million four-year senior secured domestic revolving credit facility. The facility, which replaced a $250 million unsecured facility, is secured by all accounts receivable and inventory of the Company's U.S. operations, and includes capacity for up to $150 million of letters of credit. There have been no borrowings made under either the secured credit facility or the former unsecured credit facility since the beginning of 2002. The Company's outstanding letters of credit issued under the secured credit facility were approximately $86 million at September 30, 2003. At September 30, 2003, the Company's undrawn availability, as defined in the credit facility, was approximately $287 million.

         Interest rate swap contracts are used from time-to-time to manage the Company's exposure to interest rate risks. At the end of the 2002 first quarter, the Company entered into interest rate swap contracts with respect to a $150 million notional amount related to its $300 million, 8.375% ten-year Notes, due December 15, 2011, which involved the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the contracts without an exchange of the underlying principal amount. These contracts were designated as fair value hedges. As a result, changes in the fair value of the swap contracts and the underlying fixed rate debt are recognized in the statement of operations. During the first nine months of 2003, the Company terminated the majority of these interest rate swap contracts and received $15.3 million in cash. The $15.3 million gain on settlement remains a component of the reported balance of the Notes, and will be ratably recognized as a reduction to interest expense over the remaining life of the Notes, which is approximately eight years.

         In 2003, the Company entered into new "receive fixed, pay floating" interest rate swap arrangements related to the 8.375% ten-year Notes which re-established, in total, a $150 million notional amount which effectively converted this portion of the Notes to variable rate debt. Including accretion of the gain on termination of the swap contracts described above, the result of the "receive fixed, pay floating" arrangements was a decrease in interest expense of $4.9 million for the nine months ended September 30, 2003, compared to the fixed interest expense of the Notes that would otherwise have been realized. At September 30, 2003, the adjustment of these swap contracts to fair market value resulted in the recognition of an asset of $2.3 million on the balance sheet, included in other assets, with an offsetting increase in long-term debt.

                      (this space intentionally left blank)

NOTE 5. BUSINESS SEGMENTS

         Following is certain financial information with respect to the Company's business segments for the periods indicated (in millions):

                                                           Three Months Ended       Nine Months Ended
                                                              September 30,           September 30,
                                                          ---------------------   ---------------------
                                                            2003        2002        2003        2002
                                                          ---------   ---------   ---------   ---------
                                                               (unaudited)             (unaudited)
Total sales:

Flat-Rolled Products                                      $  266.5    $  268.4    $  793.4    $  814.4
High Performance Metals                                      175.0       153.4       526.6       497.3
Engineered Products*                                          59.8        56.8       183.4       174.5
                                                          --------    --------    --------    --------
                                                             501.3       478.6     1,503.4     1,486.2
Intersegment sales:

Flat-Rolled Products                                           6.0         2.0        13.9         9.2
High Performance Metals                                       12.7         7.3        36.5        23.4
                                                          --------    --------    --------    --------
                                                              18.7         9.3        50.4        32.6
Sales to external customers:

Flat-Rolled Products                                         260.5       266.4       779.5       805.2
High Performance Metals                                      162.3       146.1       490.1       473.9
Engineered Products*                                          59.8        56.8       183.4       174.5
                                                          --------    --------    --------    --------
                                                          $  482.6    $  469.3    $1,453.0    $1,453.6
                                                          ========    ========    ========    ========

Operating profit (loss):

Flat-Rolled Products                                      $   (4.8)   $    3.9    $  (11.9)   $    4.2
High Performance Metals                                        9.5         9.3        29.4        22.2
Engineered Products*                                           1.1         1.6         5.7         3.1
                                                          --------    --------    --------    --------
Total operating profit                                         5.8        14.8        23.2        29.5

Corporate expenses                                            (4.1)       (5.6)      (14.2)      (15.8)
Interest expense, net                                         (4.1)       (8.3)      (19.9)      (26.1)
Management transition and restructuring costs                 (8.6)       (5.5)       (8.6)       (5.5)

Other expenses, net of gains on asset sales                   (3.8)       (3.6)       (7.9)       (7.6)
Retirement benefit expense                                   (33.5)       (5.4)     (101.7)      (16.6)
                                                          --------    --------    --------    --------
Loss before income tax benefit and cumulative effect
 of change in accounting principle                        $  (48.3)   $  (13.6)   $ (129.1)   $  (42.1)
                                                          ========    ========    ========    ========

* Formerly the Industrial Products Segment.

         Interest expense for the 2003 periods is presented net of $4.0 million of interest income related to a Federal income tax refund associated with prior years.

         Other expenses, net of gains on asset sales for the third quarter 2002 and nine months ended 2002, include a non-cash charge of $1.7 million related to the Company's minority interest in net losses of New Piper Aircraft, Inc.

         Retirement benefit expense represents pension expense and other postretirement benefit expenses. Operating profit (loss) with respect to the Company's business segments excludes any retirement benefit expense.

NOTE 6. MANAGEMENT TRANSITION AND RESTRUCTURING COSTS

         During the 2003 third quarter, the Company recognized management transition and restructuring costs of $8.6 million.

         As described in the Company's 2003 annual meeting proxy statement, until the effective date of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), the Company maintained a Stock Acquisition and Retention Program ("SARP"). Under the SARP, certain executives could purchase shares of the Company's common stock in exchange for a promissory note payable to the Company, and the Company would match the purchase with a grant of a certain number of shares of restricted common stock. After the enactment of Sarbanes-Oxley, the Board of Directors terminated the SARP and no further loans or purchases were permitted. In connection with the winding up of the SARP, on September 11, 2003 an aggregate of 691,339 shares, previously purchased under the SARP between 1995 and the effective date of Sarbanes-Oxley, were sold by participants to a financial institution in a market transaction; all net proceeds were used to reduce balances due under SARP promissory notes. In addition, all of the restricted shares granted to the participants under the SARP in prior years, an aggregate of 501,970, as well as options to purchase an aggregate of 836,466 shares of common stock previously granted, were forfeited by SARP participants. In addition, the Company paid the participants a SARP Termination Payment in cash, which was used by each participant, net of individual tax consequences, to repay to the Company all remaining balances owing on the SARP loans. The Board of Directors has also determined that no equity compensation will be granted to SARP participants for at least six months. As a net result of the termination of the SARP, the Company received approximately $0.5 million in cash and recorded $5.6 million of expenses, which is included in selling and administrative expenses on the statement of operations.

         On July 10, 2003, ATI's Board of Directors selected L. Patrick Hassey to become president and chief executive officer, effective October 1, 2003. Mr. Hassey succeeded James. L. Murdy, who retired effective September 30, 2003. Costs related to the CEO transition of $1.8 million included accelerated vesting of long-term compensation, and accrued obligations pursuant to an employment contract.

         The Company recognized restructuring costs of $1.2 million during the third quarter of 2003, related to workforce reductions. These cost reduction actions affected approximately 80 employees, primarily salaried and predominately in the Flat-Rolled and Engineered Products segments. Substantially all of the termination benefits are expected to be paid within the next twelve months.

         During the third quarter of 2002, the Company recorded restructuring costs of $5.5 million related to workforce reductions affecting approximately 340 salaried employees. The restructuring costs included $7.2 million of severance expenses partially offset by $1.7 million of non-cash income recognized on the curtailment of postretirement benefits for terminated employees.

NOTE 7. PER SHARE INFORMATION

         The following table sets forth the computation of basic and diluted net loss per common share (in millions, except share and per share amounts):

                                                  Three Months Ended    Nine Months Ended
                                                     September 30,         September 30,
                                                  ------------------    ------------------
                                                   2003       2002       2003        2002
                                                  -------    -------    -------    -------
                                                     (unaudited)           (unaudited)
Numerator:
Basic and diluted net loss per common share
   before cumulative effect of change in
   accounting principle                           $(28.8)    $ (7.5)    $(80.6)    $(26.1)

Cumulative effect of change in accounting
   principle, net of tax                              --         --       (1.3)        --
                                                  ------     ------     ------     ------

Basic and diluted net loss per common share       $(28.8)    $ (7.5)    $(81.9)    $(26.1)
                                                  ======     ======     ======     ======

Denominator for basic and diluted net loss per
   common share - adjusted weighted average
   shares                                           81.1       80.6       80.9       80.5
                                                  ======     ======     ======     ======
Basic and diluted net loss per common share
   before cumulative effect of change in
   accounting principle                           $(0.36)    $(0.09)    $(0.99)    $(0.32)

Cumulative effect of change in accounting
   principle                                          --         --      (0.02)        --
                                                  ------     ------     ------     ------

Basic and diluted net loss per common share       $(0.36)    $(0.09)    $(1.01)    $(0.32)
                                                  ======     ======     ======     ======

         For the 2003 and 2002 periods, the effects of stock options were antidilutive and thus not included in the calculation of dilutive net loss per share.

         In the 2003 third quarter, the Company initiated a stock option repurchase program whereby stock option plan participants, not including statutory insiders and certain other executives, could elect to sell to the Company, for $0.10 per option share, vested stock options with exercise prices in excess of $20.00 per share. Approximately 1.8 million stock option shares were repurchased by the Company under this program, which expired in October 2003. The Board of Directors has also determined that no equity compensation will be granted to participants for at least six (6) months. There are approximately 3.2 million shares currently available for grant under the Company's stock award plans.

NOTE 8. COMPREHENSIVE LOSS

         The components of comprehensive loss, net of tax, were as follows (in millions):

                                     Three Months Ended   Nine Months Ended
                                        September 30,       September 30,
                                     ------------------  ------------------
                                       2003       2002     2003      2002
                                     --------   -------  --------  --------
                                         (unaudited)         (unaudited)
Net loss                             $ (28.8)   $ (7.5)  $ (81.9)  $ (26.1)
                                     -------    ------   -------   -------
Foreign currency translation
    gains (losses)                      (3.3)      8.9       4.3      12.6

Unrealized gains (losses) on
    energy, raw materials and
    currency hedges, net of tax         (2.6)     (3.0)     (4.7)      4.4
Unrealized holding gains (losses)
    arising during the period           (0.1)        -      (0.1)      0.4
                                     -------    ------   -------   -------
                                        (6.0)      5.9      (0.5)     17.4
                                     -------    ------   -------   -------

Comprehensive loss                   $ (34.8)   $ (1.6)  $ (82.4)  $  (8.7)
                                     =======    ======   =======   =======

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

NOTE 9. CONTINUED

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
September 30, 2003 (unaudited)


                                       Guarantor                Non-guarantor
(In millions)                           Parent     Subsidiary   Subsidiaries    Eliminations   Consolidated
------------------------------------   ---------   ----------   -------------   ------------   ------------
Assets:
 Cash                                  $    0.1     $   48.1      $   30.3         $     -       $   78.5
 Accounts receivable, net                   0.1        102.3         173.1               -          275.5
 Inventories, net                             -        157.2         219.9               -          377.1
 Income tax refunds                        17.1            -             -               -           17.1
 Deferred income taxes                     32.9            -             -               -           32.9
 Prepaid expenses and other current
    assets                                    -          7.2          18.7               -           25.9
                                       --------     --------      --------       ---------       --------
   Total current assets                    50.2        314.8         442.0               -          807.0
 Property, plant, and equipment, net          -        374.9         376.3               -          751.2
 Deferred pension asset                   165.1            -             -               -          165.1
 Cost in excess of net assets
    acquired                                  -        112.1          82.7               -          194.8
 Deferred income taxes                    114.7            -             -               -          114.7
 Investments in subsidiaries and
    other assets                        1,170.3        458.6         334.3        (1,897.9)          65.3
                                       --------     --------      --------       ---------       --------
 Total assets                          $1,500.3     $1,260.4      $1,235.3       $(1,897.9)      $2,098.1
                                       ========     ========      ========       =========       ========

 Liabilities and stockholders'
    equity:
 Accounts payable                      $    1.9     $   94.5      $   79.1       $       -       $  175.5
 Accrued liabilities                      555.2            -          53.4          (431.3)         177.3
 Short-term debt and current portion
    of long-term debt                         -          0.6          11.8               -           12.4
                                       --------     --------      --------       ---------       --------
 Total current liabilities                557.1         95.1         144.3          (431.3)         365.2
 Long-term debt                           310.6        359.4          49.2          (200.0)         519.2
 Accrued postretirement benefits              -        314.6         190.4               -          505.0
 Pension liabilities                      282.0            -             -               -          282.0
 Other long-term liabilities                4.5         24.5          51.6               -           80.6
                                       --------     --------      --------       ---------       --------
 Total liabilities                      1,154.2        793.6         435.5          (631.3)       1,752.0
                                       --------     --------      --------       ---------       --------
 Total stockholders' equity               346.1        466.8         799.8        (1,266.6)         346.1
                                       --------     --------      --------       ---------       --------
 Total liabilities and stockholders'
    equity                             $1,500.3     $1,260.4      $1,235.3       $(1,897.9)      $2,098.1
                                       ========     ========      ========       =========       ========

NOTE 9. CONTINUED

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations
For the nine months ended September 30, 2003 (unaudited)

                                       Guarantor                Non-guarantor
(In millions)                           Parent     Subsidiary   Subsidiaries    Eliminations   Consolidated
------------------------------------   ---------   ----------   -------------   ------------   ------------
Sales                                   $     -     $  715.4      $  737.6        $      -       $1,453.0
Cost of sales                              69.7        718.6         611.1               -        1,399.4
Selling and administrative expenses        60.4         17.0          84.0               -          161.4
Restructuring costs                           -          0.5           0.7               -            1.2

Interest expense (income), net             15.3          7.9          (3.3)              -           19.9
Other income(expense) including
  equity in income of unconsolidated
  subsidiaries                             18.9         (2.9)          9.1           (25.3)          (0.2)
                                       --------     --------      --------        --------       --------
Income (loss) before income
  tax benefit and cumulative effect
  of change in accounting principle      (126.5)       (31.5)         54.2           (25.3)        (129.1)
Income tax provision (benefit)            (45.9)       (10.5)         17.0            (9.1)         (48.5)
                                       --------     --------      --------        --------       --------
Net income (loss) before cumulative
  effect of change in accounting
  principle                               (80.6)       (21.0)         37.2           (16.2)         (80.6)
Cumulative effect of change in
  accounting principle, net of tax         (1.3)           -             -               -           (1.3)
                                       --------     --------      --------        --------       --------
Net income (loss)                      $  (81.9)    $  (21.0)     $   37.2        $  (16.2)      $  (81.9)
                                       ========     ========      ========        ========      =========

NOTE 9. CONTINUED

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Condensed Statements of Cash Flows
For the nine months ended September 30, 2003 (unaudited)

                                       Guarantor                Non-guarantor
(In millions)                           Parent     Subsidiary   Subsidiaries    Eliminations   Consolidated
------------------------------------   ---------   ----------   -------------   ------------   ------------
Cash flows provided by (used in)
    operating activities                $ 24.5       $117.4         $ 33.2        $ (123.0)       $ 52.1
Cash flows provided by (used in)
    investing activities                     -        (19.9)         (28.6)            1.5         (47.0)
Cash flows provided by (used in)
    financing activities                 (24.6)       (92.4)           9.5           121.5          14.0
                                        ------       ------         ------        --------        ------
Increase (decrease) in cash and cash
    equivalents                         $ (0.1)      $  5.1         $ 14.1        $     --        $ 19.1
                                        ======       ======         ======        ========        ======

NOTE 9. CONTINUED

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent Balance Sheets December 31, 2002 (audited)

                                       Guarantor                Non-guarantor
(In millions)                           Parent     Subsidiary   Subsidiaries    Eliminations   Consolidated
-------------------------------------  ---------   ----------   -------------   ------------   ------------
Assets:
Cash and cash equivalents               $    0.2    $   43.0       $   16.2      $       -       $   59.4
Accounts receivable, net                       -        82.3          157.0              -          239.3
Inventories, net                               -       164.9          227.4              -          392.3
Income tax refunds                          51.9           -              -              -           51.9
Deferred income taxes                       20.8           -              -              -           20.8
Prepaid expenses, and other current
  assets                                     0.3         8.8           22.9              -           32.0
                                        --------    --------       --------      ---------       --------
  Total current assets                      73.2       299.0          423.5              -          795.7
Property, plant, and equipment, net            -       383.2          374.4              -          757.6
Deferred pension asset                     165.1           -              -              -          165.1
Cost in excess of net assets acquired          -       112.1           82.3              -          194.4
Deferred income taxes                       85.4           -              -              -           85.4
Investment in subsidiaries and other
  assets                                 1,169.8       625.5          347.1       (2,047.4)          95.0
                                        --------    --------       --------      ---------       --------
Total assets                            $1,493.5    $1,419.8       $1,227.3      $(2,047.4)      $2,093.2
                                        ========    ========       ========      =========       ========

Liabilities and stockholders' equity:
Accounts payable                        $    1.9    $   96.3       $   73.1      $       -       $  171.3
Accrued liabilities                        510.8        52.1           97.9         (499.8)         161.0
Short-term debt and current portion
  of long-term debt                            -         0.6            9.1              -            9.7
                                        --------    --------       --------      ---------       --------
Total current liabilities                  512.7       149.0          180.1         (499.8)         342.0
Long-term debt                             312.4       441.3           37.2         (281.5)         509.4
Accrued postretirement benefits                -       308.1          188.3              -          496.4
Pension liabilities                        216.0           -              -              -          216.0
Other long-term liabilities                  3.6        23.1           53.9              -           80.6
                                        --------    --------       --------      ---------       --------
Total liabilities                        1,044.7       921.5          459.5         (781.3)       1,644.4
                                        --------    --------       --------      ---------       --------
Total stockholders' equity                 448.8       498.3          767.8       (1,266.1)         448.8
                                        --------    --------       --------      ---------       --------
Total liabilities and stockholders'
  equity                                $1,493.5    $1,419.8       $1,227.3      $(2,047.4)      $2,093.2
                                        ========    ========       ========      =========       ========

NOTE 9. CONTINUED

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations
For the nine months ended September 30, 2002 (unaudited)

                                       Guarantor                Non-guarantor
(In millions)                           Parent     Subsidiary   Subsidiaries    Eliminations   Consolidated
------------------------------------   ---------   ----------   -------------   ------------   ------------
Sales                                   $     -     $  749.8      $  703.8        $      -       $1,453.6
Cost of sales                              10.1        721.8         584.6               -        1,316.5
Selling and administrative expenses        35.1         20.0          91.8               -          146.9
Restructuring costs                           -          4.1           1.4                            5.5
Interest expense                           16.9          7.8           1.4               -           26.1
Other income(expense) including
  equity in income of unconsolidated
  subsidiaries                             23.4         (0.1)          7.6           (31.6)          (0.7)
                                       --------     --------      --------        --------       --------
Income (loss) before income taxes         (38.7)        (4.0)         32.2           (31.6)         (42.1)
Income tax provision (benefit)            (12.6)        (6.2)         14.8           (12.0)         (16.0)
                                       --------     --------      --------        --------       --------
Net income (loss)                      $  (26.1)    $    2.2      $   17.4        $  (19.6)      $  (26.1)
                                       ========     ========      ========        ========       ========

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Condensed Statements of Cash Flows
For the nine months ended September 30, 2002 (unaudited)

                                       Guarantor                Non-guarantor
(In millions)                           Parent     Subsidiary   Subsidiaries    Eliminations   Consolidated
------------------------------------   ---------   ----------   -------------   ------------   ------------
Cash flows provided by (used in)
  operating activities                  $ 74.8       $ 79.8        $(52.3)         $102.0         $204.3
Cash flows provided by (used in)
  investing activities                       -         (8.8)        (32.6)            7.7          (33.7)
Cash flows provided by (used in)
  financing activities                   (75.2)       (23.8)         79.6          (109.7)        (129.1)
                                        ------       ------        ------          ------         ------
Increase (decrease) in cash and
  cash equivalents                      $ (0.4)      $ 47.2        $ (5.3)        $     -         $ 41.5
                                        ======       ======        ======          ======         ======

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

         At September 30, 2003, the Company's reserves for environmental remediation obligations totaled approximately $38.3 million, of which approximately $11.9 million were included in other current liabilities. The reserve includes estimated probable future costs of $13.9 million for Federal Superfund and comparable state-managed sites; $8.8 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $3.2 million for owned or controlled sites at which Company operations have been discontinued; and $12.4 million for sites utilized by the Company in its ongoing operations. In some cases the Company is evaluating whether it may be able to recover a portion of future costs for environmental liabilities from third parties other than participating PRPs.

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

         Based on currently available information, the Company does not believe that there is a reasonable possibility that a loss exceeding the amount already accrued for any of the environmental matters with which it is currently associated (either individually or in the aggregate) will be in an amount that would be material to a decision to buy or sell its securities. Additional future developments, administrative actions or liabilities relating to environmental matters, however, could have a material adverse effect on the Company's financial condition and results of operations.

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

         In June 1995, the U.S. Government commenced an action against Allegheny Ludlum in the United States District Court for the Western District of Pennsylvania alleging multiple violations of the Federal Clean Water Act. The trial of this matter concluded in February 2001. In February 2002, the Court issued a decision imposing a penalty of $8.2 million for incidents at five facilities that occurred over a period of approximately six years which Allegheny Ludlum had reported to the appropriate environmental agencies. The Company asked the Court to reconsider its decision, which the Court denied in October 2002. The Company has appealed the Court's decision. At September 30, 2003, the Company had adequate reserves, including accrued interest, for this matter.

         In March 1995, Kaiser Aerospace & Electronics Corporation ("Kaiser") filed a civil complaint against Teledyne Industries, Inc. (now TDY Industries, Inc. ("TDY")), a wholly-owned subsidiary of the Company, and Dimeling Schreiber & Park ("DS&P"), DS&P's general partners, and New Piper Aircraft, Inc. in the State Court for Miami-Dade County, Florida. The complaint alleged that TDY breached a Cooperation and Shareholder's Agreement with Kaiser under which the parties agreed to cooperate in the filing and promotion of a proposed bankruptcy reorganization plan for acquiring the assets of Piper Aircraft, a manufacturer of general aviation aircraft. TDY and Kaiser are engaged in discovery and have agreed to participate in a mediation. Kaiser seeks unspecified damages in an amount "to be determined at trial." The trial for this matter has not been scheduled. While the outcome of the litigation cannot be predicted with certainty, and the Company believes that the claims are not meritorious, an adverse resolution of this matter could have a material adverse effect on the Company's results of operations and financial condition.

         TDY and the San Diego Unified Port District ("Port District") entered into a lease of property located in San Diego, California ("San Diego facility") on October 1, 1984. TDY operated its Teledyne Ryan Aeronautical division ("Ryan") at the San Diego facility until May 1999, when substantially all the assets and business of Ryan were sold to Northrop Grumman Corporation ("Northrop"). Northrop subleased a portion of the property with the approval of the Port District until early 2001. TDY also entered into three separate sublease arrangements for portions of the property subject to the approval of the Port District, which the Port District refused. After its administrative appeal to the Port District was denied, TDY brought a lawsuit against the Port District. The complaint, filed in December 2001 in State Court in San Diego, alleges breach of contract, inverse condemnation, tortious interference with a prospective economic advantage and other causes of action relating to the Port District's failure to consent to subleases of the space. The Complaint seeks at least $4 million for damages from the Port District and declaratory relief. The trial for this matter has been continued until February 2004.

         Despite the Port District's failure to consent to the three subleases, TDY continued its marketing efforts to sublease the San Diego facility. At September 30, 2003, the Company had a reserve of approximately $3.7 million to cover the costs of decommissioning the San Diego facility. TDY and the Port District discussed resolution of this matter but did not reach any agreement even after court-sponsored mediation. In July 2002, TDY ceased paying rent on the grounds that the Port District had rescinded the Lease when it refused to allow TDY to sublease the property and that the Port District's condemnation of the property voided the lease. In September 2002, the Port District demanded that rent be paid or possession of the property be returned to the Port District. TDY returned possession to the Port District on October 31, 2002 and denied that any remaining amounts were due under the lease.

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

         In another matter related to the San Diego facility, the Port District requested that the California Department of Toxic Substances Control ("DTSC") evaluate whether the property is regulated as a hazardous waste transportation, storage, or disposal facility under the Resource Conservation and Recovery Act ("RCRA") and similar state laws. In response to the Port District's request, on October 30, 2003 DTSC informed the Company that the closure of the four solid waste management units ("unit") at the San Diego facility is subject to DTSC oversight and that since facility-wide corrective action is proceeding under the oversight of the San Diego Regional Water Quality Control Board ("Regional Board"), DTSC's involvement would be limited, to the extent applicable, to unit closure and post-closure. The Company is evaluating DTSC's positions.

         The Company conducted an environmental assessment of portions of the San Diego facility at the request of the Regional Board. A report of the assessment was submitted to the Regional Board and at this stage of the assessment, the Company cannot predict if any remediation will be necessary. The Company remediated in 1998 and continues to monitor a lagoon near the San Diego facility. Also, the Company is seeking approval from the San Diego Department of Public Health for the 1996 closure of four underground storage tanks at the San Diego facility. The Company is evaluating potential claims it has against neighboring property owners and other PRPs related to the environmental condition of the San Diego facility. The Company has been informed by the Port District that it has commenced a state-wide environmental investigation of the Property. The Port District has also stated that it will be removing, rather than closing in place, all of the underground storage tanks.

         While the outcome of these matters cannot be predicted with certainty, and the Company believes that the claims against it are not meritorious, an adverse resolution of the matters relating to the San Diego facility could have a material adverse affect on the Company's results of operations and financial condition.

         TDY and another wholly-owned subsidiary of the Company, among others, have been identified by the U.S. Environmental Protection Agency (EPA) as PRPs at the Li Tungsten Superfund Site in Glen Cove, New York. The Company believes that most of the contamination at the Site resulted from work done while the U.S. Government either owned or controlled operations at the Site, or from processes done for various agencies of the United States, and that the United States is liable for a substantial portion of the remediation costs at the Site. In November 2000, TDY filed a cost recovery and contribution action against the U.S. Government. No trial date has been scheduled. In March 2003, the Court ordered the parties, including the U.S. Government, to fund a portion of the remediation costs at the Site. At EPA's request, in May 2003, the Company made an offer of settlement to EPA, which was rejected by EPA without any counter offer. EPA subsequently made a settlement offer to TDY, which is being evaluated in light of the U.S. Government settlement with EPA.

         The U.S. Government and two other PRPs have reached a settlement with EPA ("the Settlement"), the terms of which may preclude TDY's complaint from proceeding against the U.S. Government. The Settlement is subject to public comment and approval by the Court. The Company intends to submit comments on the Settlement on the grounds that it is not supported by the facts, and is unfair and unreasonable. The Company expects to oppose entry of the Settlement by the Court. The Company is also seeking contribution from other PRPs at the Site. Based on information presently available, the Company believes its reserves on this matter are adequate. An adverse resolution of this matter could have a material adverse effect on the Company's results of operations and financial condition.

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

RESULTS OF OPERATIONS

         We operate in the following three business segments, which accounted for the following percentages of total external sales for the first nine months of 2003 and 2002:

                              2003         2002
                            --------     --------
Flat-Rolled Products           54%          55%
High Performance Metals        34%          33%
Engineered Products            12%          12%

         For the first nine months of 2003, operating profit decreased to $23.2 million compared to $29.5 million for the same 2002 period, primarily due to weak market conditions and higher raw material, energy and insurance costs. The decrease resulted even though we attained $85 million in cost reductions, before the effects of inflation, for the nine months ended September 30, 2003. Our cost reduction goal for 2003 is $115 million. In our continuing effort to improve productivity and align the size of our workforce with current business conditions, we anticipate additional workforce reductions which would result in restructuring costs in the fourth quarter of 2003. Sales were virtually flat at $1,453 million for the nine months of 2003 compared to the same 2002 period.

         Business conditions in most of our end-markets remained challenging. These market conditions combined with higher pension, healthcare, energy and insurance costs resulted in a net loss before cumulative effect of a change in accounting principle of $80.6 million, or a loss of $0.99 per diluted share, for the first nine months of 2003 compared to a net loss of $26.1 million, or a loss of $0.32 per diluted share, for the first nine months of 2002. Pre-tax retirement benefit expense was $101.7 million in the first nine months of 2003, compared to $16.6 million in the comparable year ago period. Substantially all of this $85 million increase in retirement benefit expense was non-cash. On a per share basis, retirement benefit expense represented $0.78 per share of our $0.99 per share net loss, before the cumulative effect of a change in accounting principle, for the nine months ended September 30, 2003. The increased retirement benefit expense was a result of the severe decline in the equity markets from 2000 through 2002 combined with the impact of lower expected returns on benefit plan investments and a lower discount rate assumption for determining liabilities.

         On January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). The adoption of SFAS 143 resulted in an after-tax charge of $1.3 million or $0.02 per diluted share. This charge was reported as a cumulative effect of a change in accounting principle in the 2003 first quarter.

         Sales and operating profit (loss) for our three business segments are discussed below.

FLAT-ROLLED PRODUCTS SEGMENT

         Third quarter 2003 sales for the Flat-Rolled Products segment declined 2% to $260.5 million, compared to the third quarter 2002, primarily due to continued weakness in non-residential construction and most capital goods markets. The segment had an operating loss of $4.8 million compared to an operating profit of $3.9 million in the prior year due to lower base prices, reduced demand, and higher energy and raw material costs, which more than offset lower depreciation expense. For the first nine months of 2003, sales for the segment declined 3% to $779.5 million resulting in an operating loss of $11.9 million compared to a $4.2 million profit in the same 2002 period.

         As a result of higher natural gas and electricity prices, energy costs increased by $3.1 million and $12.9 million for the quarter and nine months ended September 30, 2003, compared to the comparable 2002 periods, net of approximately $0.2 million and $6.2 million, respectively, in gains from natural gas derivatives. Results for the 2003 third quarter and first nine months benefited from $15 million and $43 million, respectively, in cost reductions, before the effects of inflation and higher energy costs. In addition, results for the September 30, 2003 quarter and year to date periods were favorably impacted by approximately $4 million and $12 million, respectively, in lower depreciation expense compared to the comparable prior year periods as a result of assets becoming fully depreciated at the end of 2002.

         For the third quarter of 2003, total shipments decreased 2% compared to the same period of 2002. For the comparable periods, average transaction prices to customers were basically flat due primarily to higher raw materials surcharges; however, average base selling prices realized by the Company, which do not include surcharges, declined by approximately 5%.

         For the first nine months of 2003, total product shipments were 4% lower compared to the same 2002 period. For the comparable periods, average transaction prices to customers increased 1% due primarily to higher raw material surcharges; however, average base selling prices realized by the Company declined by approximately 4%.

Comparative information on the segment's products is provided in the following table (unaudited):

                                       Three Months Ended
                                          September 30,
                                      --------------------        %
                                        2003        2002        Change
                                      --------    --------    ---------
Volume (finished tons):
 Commodity                              86,519      87,884        (2)
 High Value                             33,045      34,365        (4)
                                      --------    --------
 Total                                 119,564     122,249        (2)

Average prices (per finished ton):
 Commodity                            $  1,570    $  1,594        (2)
 High Value                           $  3,722    $  3,617         3
 Combined Average                     $  2,165    $  2,163         -

                                       Nine Months Ended
                                         September 30,
                                      --------------------        %
                                        2003        2002        Change
                                      --------    --------    ---------
Volume (finished tons):
 Commodity                             257,348     267,798       (4)
 High Value                            101,734     104,734       (3)
                                      --------    --------
 Total                                 359,082     372,532       (4)

Average prices (per finished ton):
 Commodity                            $  1,561    $  1,541        1
 High Value                           $  3,660    $  3,682       (1)
 Combined Average                     $  2,156    $  2,143        1

         Flat-rolled commodity products include stainless steel hot roll and cold roll sheet, stainless steel plate and silicon electrical steel, among other products. Flat-rolled high value products include stainless steel strip, Precision Rolled Strip(R) products, super stainless steel, nickel alloy and titanium products.

HIGH PERFORMANCE METALS SEGMENT

         Sales increased 11% to $162.3 million for the quarter ended September 30, 2003, compared to the prior year's quarter, due primarily to strong demand from government defense and high-energy physics markets. Operating profit in the quarter improved to $9.5 million compared to $9.3 million in the year-ago period due to strong demand for our exotic alloys and benefits from cost reductions, partially offset by higher raw material costs. Results for the 2003 third quarter benefited from $11 million in cost reductions, before the effects of inflation. Shipments of nickel-based and specialty steel products increased 13% and shipments of titanium-based products increased 15%. Average prices of nickel-based and specialty steel products decreased 4%, while average prices of titanium-based products decreased 10%, both due primarily to product mix. Shipments of exotic alloys increased 9% and average prices were 9% higher.

         Sales increased 3% to $490.1 million for the first nine months of 2003 compared to the same period of 2002 while operating profit increased to $29.4 million compared to $22.2 million in the year-ago period, primarily due to cost reductions and improved demand and pricing for exotic alloys. Operating results for the year-to-date 2002 period was adversely affected by a labor strike at our Wah Chang operation, which was settled in March 2002. Shipments of nickel-based and specialty steel products were flat and shipments of titanium-based products decreased 3%. Average prices of nickel-based and specialty steel products increased 1%, while average prices of titanium-based products were flat. Shipments of exotic alloys increased 10% and average prices were 11% higher. Cost reductions, before the effects of inflation, were $33 million in the segment for the nine months ended September 30, 2003.

         Backlog of confirmed orders within the segment declined to approximately $278 million at September 30, 2003, 7% lower than at December 31, 2002. Backlog of confirmed orders within the segment was approximately $250 million at September 30, 2002.

         Certain comparative information on the segment's major products is provided in the following table (unaudited):

                                              Three Months Ended
                                                 September 30,
                                            ---------------------      %
                                              2003        2002       Change
                                            ---------   ---------   --------
Volume (000's pounds):
 Nickel-based and specialty steel alloys        8,965       7,901      13
 Titanium mill products                         4,813       4,186      15
 Exotic alloys                                  1,052         967       9

Average prices (per pound):
 Nickel-based and specialty steel alloys    $    6.44   $    6.72      (4)
 Titanium mill products                     $   11.05   $   12.25     (10)
 Exotic alloys                              $   38.16   $   35.16       9

                                              Nine Months Ended
                                                 September 30,
                                            ---------------------      %
                                               2003        2002      Change
                                            ---------   ---------   --------

Volume (000's pounds):
 Nickel-based and specialty steel alloys       27,114      27,113       -
 Titanium mill products                        14,045      14,411      (3)
 Exotic alloys                                  3,144       2,851      10

Average prices (per pound):
 Nickel-based and specialty steel alloys    $    6.54   $    6.49       1
 Titanium mill products                     $   11.68   $   11.65       -
 Exotic alloys                              $   38.01   $   34.16      11

ENGINEERED PRODUCTS SEGMENT

         The principal business of the Engineered Products Segment, formerly referred to as the Industrial Products segment, produces tungsten powder, tungsten carbide materials, and carbide cutting tools.

         Sales increased 5% to $59.8 million and operating profit was $1.1 million for the 2003 third quarter, compared to an operating profit of $1.6 million for the same 2002 period. For the first nine months of 2003, sales increased 5% to $183.4 million and operating profit was $5.7 million, compared to an operating profit of $3.1 million in the first nine months of 2002. While demand from most markets remained weak, demand for tungsten product materials from the oil and gas market improved. Results for the 2003 third quarter were adversely affected by higher material costs and lower prices. Continuing cost reduction efforts totaled $2 million and $6 million, before the effects of inflation, in the 2003 third quarter and first nine months of 2003, respectively.

MANAGEMENT TRANSITION AND RESTRUCTURING COSTS

         Third quarter 2003 results include pre-tax management transition and restructuring costs of $8.6 million. This amount included $5.6 million associated with the termination of a stock-based management incentive program and was reported in "selling and administrative expenses" on the consolidated statement of operations; $1.8 million for contractual obligations related to the CEO transition, which was included in "selling and administrative expenses" on the consolidated statement of operations; and $1.2 million related to reductions in workforce in the Flat-Rolled Products and Engineered Products segments, which was reported in "restructuring costs" on the consolidated statement of operations.

         As described in our 2003 annual meeting proxy statement, until the effective date of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), we maintained a Stock Acquisition and Retention Program ("SARP"). Under the SARP, certain executives could purchase shares of our common stock in exchange for a promissory note payable to us, and we would match the purchase with a grant of a certain number of shares of restricted common stock. After the enactment of Sarbanes-Oxley, our Board of Directors terminated the SARP and no further loans or purchases were permitted. In connection with the winding up of the SARP, on September 11, 2003 an aggregate of 691,339 shares, previously purchased under the SARP between 1995 and the effective date of Sarbanes-Oxley, were sold by participants to a financial institution in a market transaction; all net proceeds were used to reduce balances due under SARP promissory notes. In addition, all of the restricted shares granted to the participants under the SARP in prior years, an aggregate of 501,970, as well as options to purchase an aggregate of 836,466 shares of common stock previously granted, were forfeited by SARP participants. In addition, we paid the participants a SARP Termination Payment in cash, which was used by each participant, net of individual tax consequences, to repay to us all remaining balances owing on the SARP loans. The $5.6 million of expense recognized for the SARP termination included $10.3 million of SARP Termination Payments, net of $4.7 million in reversals of previously-recognized compensation expense on the forfeited, unvested restricted stock. We received approximately $0.5 million in cash as a net result of the transaction. Our Board of Directors has also determined that no equity compensation will be granted to SARP participants for at least six months.

         On July 10, 2003, our Board of Directors selected L. Patrick Hassey to become president and chief executive officer, effective October 1, 2003. Mr. Hassey succeeded James. L. Murdy, who retired effective September 30, 2003. Costs related to the CEO transition of $1.8 million included accelerated vesting of long-term compensation, and accrued obligations pursuant to an employment contract.

         Restructuring costs of $1.2 million were recognized, primarily for severance expense, for approximately 80 salaried employees in the Flat-Rolled Products and Engineered Products segments. Substantially all of the termination benefits are expected to be paid within the next twelve months.

CORPORATE ITEMS

         Corporate expenses decreased to $4.1 million for the third quarter of 2003 and decreased 10% to $14.2 million for the first nine months of 2003, compared to the respective 2002 periods. Savings realized at the corporate office in 2003 associated with reductions in staffing and related costs were partially offset by higher insurance costs. Net interest expense decreased to $4.1 million for the third quarter 2003 from $8.3 million in the same period last year. This decrease was primarily due to $4 million of interest income related to a Federal income tax settlement associated with prior years. This interest income is netted against interest expense in the consolidated financial statements.

         The severe decline in the equity markets from 2000 through 2002, combined with lower expected returns on benefit plan investments and a lower discount rate assumption for determining liabilities, resulted in a pre-tax retirement benefit expense of $33.5 million in the third quarter 2003 compared to $5.4 million in the third quarter 2002, and $101.7 million compared to $16.6 million for the first nine months of 2003 and 2002, respectively. This increase in retirement benefits expense resulted in a $28.1 million pre-tax, or $0.21 per share after-tax, increase in the third quarter 2003 loss compared to the same period of 2002. The increase in retirement benefits expense for the first nine months resulted in a $63.5 million pre-tax, or $0.78 per share after-tax increase in the nine months 2003 net loss. The increase in retirement benefit expense in 2003 negatively affected both cost of sales and selling and administrative expenses in the 2003 third quarter and first nine months of 2003 compared to the same periods last year. For the third quarter ended September 30, 2003, retirement benefit expense impacted cost of sales by $23.1 million and selling and administrative expenses by $10.4 million. For the third quarter ended September 30, 2002, retirement benefit expense impacted cost of sales by $1.8 million and selling and administrative expenses by $3.6 million. For the first nine months ended September 30, 2003, retirement benefit expense impacted cost of sales by $71 million and selling and administrative expenses by $30.7 million. For the first nine months ended September 30, 2002, retirement benefit expense impacted cost of sales by $4.1 million and selling and administrative expenses by $12.5 million. The majority of these retirement benefit expenses relate to our Allegheny Ludlum operation. For the 2003 third quarter and first nine months 2003, approximately $26 million and $79 million, respectively, of the retirement benefit expense was non-cash.

         We are not required to make cash contributions to the defined benefit pension plan for 2003 and, based upon current actuarial studies, we do not expect to be required to make cash contributions to the defined benefit pension plan for at least the next several years.

INCOME TAX BENEFIT AND DEFERRED INCOME TAXES

         Our effective tax rate was a benefit of 40.4% and 37.6% for the 2003 third quarter and first nine months 2003, respectively, compared to a benefit of 44.9% and 38.0% for the same periods in 2002. The effective tax rate for the third quarter 2003 was favorably impacted by the settlement of previous years' Federal income tax obligations, resulting in a $17.1 million income tax refund receivable at September 30, 2003. This refund is expected to be received in the 2003 fourth quarter. Additionally, we received federal income tax refunds of $48.5 million in 2003 and $45.6 million in 2002, almost entirely in the first quarter in both years. Under current tax laws we are limited in our ability to carryback any current year or future year tax losses to prior periods to obtain cash refunds of taxes paid during those periods. Current year tax losses, if any, can be carried forward for up to 20 years and applied against taxes owed in those future years. As of December 31, 2002, we did not have any Federal income tax net operating loss carryforwards.

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

         At September 30, 2003, we had a net deferred income tax asset, net of deferred income liabilities, of $147.6 million. This net deferred income tax asset is net of valuation allowances for certain state tax benefits that are not currently expected to be realized. A significant portion of this net deferred income tax asset relates to postretirement employee benefit obligations, which have been recognized for financial reporting purposes but are not deductible for income tax reporting purposes until the benefits are paid. These benefit payments are expected to occur over an extended period of years.

         Future realization of deferred income tax assets ultimately depends upon the existence of sufficient taxable income within the carryback, carryforward period available under tax law. Determining if a valuation allowance is needed involves judgment and the consideration of all available evidence, both positive and negative, regarding historical operating results including recent years with reported losses, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused. We continue to evaluate whether our deferred tax assets are impaired given the recent operating losses, the current economic conditions impacting most of our end markets, and other tax considerations. It is possible that our evaluation, as proscribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" may indicate that a valuation allowance is required for a portion or all of the $147.6 million net deferred tax asset, even though a significant portion of the deferrals does not expire for a number of years while other deferrals have indefinite lives. If a valuation allowance were required at any point in time, it would result in a non-cash additional tax expense. The charge would not affect our ability to utilize the deferred tax asset in the future. In addition, a charge, if taken, may be reversed in a future period based upon consideration of all available evidence.

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

         Our adoption of SFAS 143 resulted in recognizing a charge of $1.3 million, net of income taxes of $0.7 million, or $0.02 per share, principally for asset retirement obligations related to landfills in our Flat-Rolled Products segment. This charge is reported in the statement of operations for the nine months ended September 30, 2003 as a cumulative effect of a change in accounting principle. The pro forma effects of the application of SFAS 143 as if the Statement had been adopted on January 1, 2002 were not material.

FINANCIAL CONDITION AND LIQUIDITY

CASH FLOW AND WORKING CAPITAL

         During the first nine months ended September 30, 2003, cash generated from operations was $52.1 million, which included Federal income tax refunds for the 2002 tax year of $48.5 million. Managed working capital increased by $36.2 million in the first nine months of 2003 primarily from an increase in accounts receivable due to a higher level of sales in the 2003 third quarter compared to fourth quarter of 2002, and higher gross inventories, mostly as a result of higher raw material costs, primarily nickel. Capital expenditures of $51.5 million and dividend payments of $14.6 million were offset by $15.3 million in proceeds from terminating some of our interest rate swap contracts, and $6.7 million in proceeds from sales of non-strategic real estate assets. At September 30, 2003, cash and cash equivalents totaled $78.5 million.

         Cash and cash equivalents increased $12.3 million in the third quarter of 2003 compared to the second quarter of 2003. This increase in cash resulted primarily from a decrease in managed working capital of $18 million for the third quarter primarily due to reduced inventories.

         We focus on controlling managed working capital, which we define as accounts receivable and inventories less accounts payable. We exclude the effects of LIFO inventory and other valuation reserves. At September 30, 2003, managed working capital was 30.6% of annualized sales compared to 32.4% of annualized sales at December 31, 2002.

         The components of managed working capital were as follows:

(Unaudited, in Millions)

                                           SEPTEMBER 30,       JUNE 30,      MARCH 31,        DECEMBER 31,
                                                2003             2003          2003              2002
                                           -------------      ---------    -----------      --------------
Accounts receivable                        $       275.5      $   274.8    $     260.4      $        239.3
Inventory                                          377.1          401.5          396.6               392.3
Accounts payable                                  (175.5)        (175.1)        (178.1)             (171.3)
                                           -------------      ---------    -----------      --------------
Subtotal                                           477.1          501.2          478.9               460.3

Allowance for doubtful accounts                      9.8            9.3           10.3                10.1
LIFO reserve                                        97.5           87.0           77.7                74.7
Corporate and other                                 15.5           20.4           18.4                18.2
                                           -------------      ---------    -----------      --------------
Managed working capital                    $       599.9      $   617.9    $     585.3      $        563.3
                                           =============      =========    ===========      ==============

Annualized prior 2 months
  sales                                    $     1,962.0      $ 1,953.0    $   1,992.0      $      1,741.0
                                           =============      =========    ===========      ==============
Managed working capital as a % of
annualized sales                                    30.6%          31.6%          29.4%               32.4%

Certain amounts from prior periods have been reclassified to conform with the 2003 presentation.

CAPITAL EXPENDITURES

         Capital expenditures for 2003 are expected to be approximately $70 million, of which $51.5 million had been expended in the 2003 first nine months. Capital expenditures primarily relate to the upgrade of our Flat-Rolled Products melt shop located in Brackenridge, PA and investments to enhance the capabilities of our High Performance Metals long products rolling mill facility located in Richburg, SC.

DIVIDENDS

         On September 9, 2003, a regular quarterly dividend of $0.06 per share of common stock was paid to stockholders of record at the close of business on August 25, 2003.

         The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors, such as our results of operations, financial condition, cash requirements, future prospects, and any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate.

DEBT

         At September 30, 2003, we had $531.6 million in total outstanding debt, compared to $519.1 million at December 31, 2002. The increase in debt was primarily due to $12.4 million of additional debt for project financing related to enhancements to the Richburg, SC long products rolling mill facility. We anticipate funding a total of approximately $17 million in 2003 with this project financing, which will be ratably repaid over a five year period commencing in early 2004.

         During the 2003 second quarter, we entered into a $325 million four-year senior secured domestic revolving credit facility. The facility, which replaced a $250 million unsecured facility, is secured by all accounts receivable and inventory of our U.S. operations, and includes capacity for up to $150 million in letters of credit. There have been no borrowings made under either the secured credit facility or the former unsecured credit facility since the beginning of 2002. Outstanding letters of credit issued under the secured credit facility were approximately $86 million at September 30, 2003.

         The secured credit facility limits capital expenditures, investments and acquisitions of businesses, new indebtedness, asset divestitures, payment of dividends, and common stock repurchases which we may incur or undertake during the term of the facility without obtaining permission of the lending group. In addition, the secured credit facility contains a financial covenant, which is not measured unless our undrawn availability under the facility is less than $150 million. This financial covenant, when measured, requires us to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") to fixed charges of at least 1.0 to 1.0. EBITDA is adjusted for non-cash items such as income/loss on investments accounted for under the equity method of accounting, non-cash pension expense/income, and that portion of retire medical and life insurance expenses paid from the our VEBA trust. EBITDA is reduced by capital expenditures and cash taxes paid, and increased for cash tax refunds. Fixed charges include gross interest expense, dividends paid and scheduled debt payments. At September 30, 2003, our undrawn availability, as defined in the credit facility, was $287 million.

         On October 23, 2003, Standard & Poor's Ratings Services placed its ratings on us on CreditWatch with negative implications. A ratings change, if any, would not affect our ability to borrow under our credit facilities.

         Interest rate swap contracts are used from time-to-time to manage our exposure to interest rate risks. At the end of the 2002 first quarter, we entered into interest rate swap contracts with respect to a $150 million notional amount related to our $300 million, 8.375% ten-year Notes, due December 15, 2011, which involved the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the contracts without an exchange of the underlying principal amount. These contracts were designated as fair value hedges. As a result, changes in the fair value of the swap contracts and the underlying fixed rate debt are recognized in the statement of operations. During the first nine months of 2003, we terminated the majority of these interest rate swap contracts and received $15.3 million in cash. The $15.3 million gain on settlement remains a component of the reported balance of the Notes, and will be ratably recognized as a reduction to interest expense over the remaining life of the Notes, which is approximately eight years.

         During 2003, we entered into new "receive fixed, pay floating" interest rate swap arrangements related to the 8.375% ten-year Notes which re-established, in total, a $150 million notional amount which effectively converted this portion of the Notes to variable rate debt. Including accretion of the gain on termination of the swap contracts described above, the result of the "receive fixed, pay floating" arrangements was a decrease in interest expense of $4.9 million for the nine months ended September 30, 2003, compared to the fixed interest expense of the Notes that would otherwise have been realized. At September 30, 2003, the adjustment of these swap contracts to fair market value resulted in the recognition of an asset of $2.3 million on the balance sheet, included in other assets, with an offsetting increase in long-term debt.

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

         We account for our defined benefit pension plans in accordance with SFAS 87, which requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. A significant element in determining our pension (expense) income in accordance with SFAS 87 is the expected investment return on plan assets. In establishing the expected return on plan investments, which is reviewed annually in the fourth quarter, we take into consideration types of securities the plan investments are invested in, how those investments have performed historically, and expectations for how those investments will perform in the future. For 2003, in light of the declines in the equity markets over the past several years, which comprise a significant portion of our pension plan investments, we have lowered our expected return on pension plan investments to 8.75%, from a 9% expected return on pension plan investments which was used in 2002. This assumed rate is applied to the market value of plan assets at the end of the previous year. This produces the expected return on plan assets that is included in annual pension (expense) income for the current year. The effect of lowering the expected return on pension plan investments will result in an increase in annual pension expense of approximately $4 million for 2003. The cumulative difference between this expected return and the actual return on plan assets is deferred and amortized into pension income or expense over future periods. The expected return on plan assets can vary significantly from year-to-year since the calculation is dependent on the market value of plan assets as of the end of the preceding year. Accounting principles generally accepted in the United States allow companies to calculate the expected return on pension assets using either an average of fair market values of pension assets over a period not to exceed five years, which reduces the volatility in reported pension income or expense, or their fair market value at the end of the previous year. However, the Securities and Exchange Commission currently does not permit companies to change from the fair market value at the end of the previous year methodology, which is the methodology that we use, to an averaging of fair market values of plan assets methodology. As a result, our results of operations and those of other companies, including companies with which we compete, may not be comparable due to these different methodologies in calculating the expected return on pension investments. If the five year average of the fair market values of plan assets had been used to calculate retirement benefit costs, we estimate that retirement benefit expense for the first nine months of 2003 would have been approximately $75 million less than the $102 million expense recognized using the fair market value approach.

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

         Accounting standards require a minimum pension liability be recorded when the value of pension assets is less than the accumulated benefit obligation ("ABO") at the annual measurement date. As of November 30, 2002, our last measurement date for pension accounting, the value of the ABO exceeded the value of pension investments by approximately $192 million as a result of a severe decline in the equity markets in 2000, 2001 and 2002, higher benefit liabilities from long-term labor contracts negotiated in 2001, and a lower assumed discount rate for valuing the pension liabilities. As a result, in the 2002 fourth quarter, we recorded a non-cash charge against stockholders' equity of $406 million, net of deferred taxes, to write off our prepaid pension cost representing the overfunded portion of the pension plan, and to record a deferred pension asset of $165 million for the unamortized prior service cost relating to prior benefit enhancements. In accordance with accounting standards, the charge against stockholders' equity will be adjusted in the fourth quarter of subsequent years to reflect the value of pension assets compared to the ABO as of the end of November. If the level of pension assets exceeded the ABO as of the measurement date, the full charge against stockholders' equity would be reversed. The fair market value of assets as of September 30, 2003 was approximately $1.66 billion. If the level of pension assets remained below the ABO, the minimum pension liability and the charge against stockholders' equity would be adjusted to reflect the relative values as of the November 30, 2003 measurement date.

         We also sponsor several defined benefit postretirement plans covering certain hourly and salaried employees and retirees. These plans provide health care and life insurance benefits for eligible employees. In certain plans, contributions towards premiums are capped based upon the cost as of a certain date, thereby creating a defined contribution. We account for these benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"), which requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as benefits are paid. We use actuarial assumptions, including the discount rate and the expected trend in health care costs, to estimate the costs and benefits obligations for the plans. The discount rate, which is determined annually at the end of each year, is developed based upon rates of return on high quality, fixed-income investments. At December 31, 2002, we determined this rate to be 6.75%. In prior years, a 7% discount rate was used. The effect of lowering the discount rate increased 2003 postretirement benefit liabilities by approximately $11 million and expenses by approximately $2 million. Based upon cost increases quoted by our medical care providers and predictions of continued significant medical cost inflation in future years, the annual assumed rate of increase in the per capita cost of covered benefits for health care plans was 10.3% for 2003 and was assumed to gradually decrease to 5.0% in the year 2009 and remain level thereafter.

         Certain of these postretirement benefits are funded using plan investments held in a VEBA trust. The expected return on plan investments is a significant element in determining postretirement benefits expenses in accordance with SFAS 106. In establishing the expected return on plan investments, which is reviewed annually in the fourth quarter, we take into consideration the types of securities the plan investments are invested in, how those investments have performed historically, and expectations for how those investments will perform in the future. For 2003, as a result of a reduction in the percentage of our private equity investments, we lowered our expected return on investments held in the VEBA trust to 9%. A 15% return on investments was assumed in prior years. This assumed long-term rate of return on investments is applied to the market value of plan investments at the end of the previous year. This produces the expected return on plan investments that is included in annual postretirement benefits expenses for the current year. The effect of lowering the expected return on plan investments will result in an increase in annual postretirement benefits expense of approximately $7 million for 2003.

         After declining during the first half of 2003, corporate bond rates increased during the 2003 third quarter, but remain at levels below rates as of November 2002. If corporate bonds rates remain at present levels, it is likely to result in lower discount rate assumptions used to value pension and postretirement benefit plan liabilities at the end of 2003. Lowering the discount rate would result in increases in pension and postretirement benefit liabilities and retirement benefit expenses for 2004. During 2003, medical costs for active and retired employees continued to increase. This rise in medical costs is expected to continue in 2004 and is likely to result in significantly higher postretirement medical expense for 2004. Valuations in the equity markets have increased significantly during 2003 resulting in better than expected returns on pension assets. This recovery in the equity markets, at present levels, is not expected to offset the potential negative effects of lower assumed discount rates and medical cost inflation. Based upon these factors, we currently expect retirement benefit expenses for 2004 to be higher than the 2003 expenses.

ASSET IMPAIRMENT

         We monitor the recoverability of the carrying value of our long-lived assets. An impairment charge is recognized when the expected net undiscounted future cash flows from an asset's use (including any proceeds from disposition) are less than the asset's carrying value, and the asset's carrying value exceeds its fair value.

         Goodwill and indefinite-lived intangible assets are reviewed annually for impairment, or more frequently if impairment indicators arise. We perform this annual impairment test in the fourth quarter of each fiscal year and will perform the 2003 annual impairment test in the fourth quarter of 2003. The goodwill impairment test requires a comparison of the fair value of each reporting unit that has goodwill associated with its operations with its carrying amount, including goodwill. If this comparison reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of the fair value of the reporting unit over the fair value of all recognized and unrecognized assets and liabilities.

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

OTHER MATTERS

Board of Directors

         On July 10, 2003, L. Patrick Hassey became a member of the Board of Directors. On that date, ATI's Board of Directors selected Mr. Hassey to become president and chief executive officer, effective October 1, 2003. Mr. Hassey succeeded James. L. Murdy, who retired effective September 30, 2003. Effective upon his retirement on September 30, 2003, James L. Murdy resigned from our Board of Directors.

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

         Energy resources markets are subject to conditions that create uncertainty in the prices and availability of energy resources. We rely upon third parties for our supply of energy resources consumed in the manufacture of products. The prices for and availability of electricity, natural gas, oil and other energy resources are subject to volatile market conditions. These market conditions often are affected by political and economic factors beyond our control. Disruptions in the supply of energy resources could temporarily impair our ability to manufacture products for customers. Further, increases in energy costs, or changes in costs relative to energy costs paid by competitors, have and may continue to adversely affect our profitability. To the extent that these uncertainties cause suppliers and customers to be more cost sensitive, increased energy prices may have an adverse effect on our results of operations and financial condition. We use approximately 10 to 12 million MMBtu's of natural gas annually, depending upon business conditions, in the manufacture of our products. These purchases of natural gas expose us to a risk of higher gas prices. For example, a hypothetical $1.00 per MMBtu increase in the price of natural gas would result in increased annual energy costs of approximately $10 to $12 million.

         As part of our risk management strategy, from time-to-time, we purchase swap contracts to manage exposure to changes in natural gas costs. The contracts obligate us to make or receive a payment equal to the net change in value of the contract at its maturity. These contracts are designated as hedges of the variability in cash flows of a portion of our forecasted energy payments.

Labor Matters

         We have nearly 9,600 employees. A portion of our workforce is represented under various collective bargaining agreements, principally with the United Steelworkers of America ("USWA"), including: approximately 3,300 Allegheny Ludlum production, and maintenance employees covered by collective bargaining agreements between Allegheny Ludlum and the USWA, which are effective through June 2007; approximately 165 Oremet employees covered by a collective bargaining agreement with the USWA which is effective through June 2007; and approximately 600 Wah Chang employees covered by a collective bargaining agreement with the USWA which continues through March 2008. Negotiations are ongoing for a new collective bargaining agreement with the USWA affecting approximately 140 full and part-time employees at various Allegheny Ludlum facilities in Western Pennsylvania. Also, negotiations are ongoing for a new collective bargaining agreement with the USWA affecting approximately 100 employees at the Casting Service facility in LaPorte, IN. During the 2003 second quarter, we requested the reopening of labor agreements with the USWA pertaining to the Allegheny Ludlum and Oremet operations. Discussions with the USWA on this matter are ongoing.

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

         With respect to proceedings brought under the Federal Superfund laws, or similar state statutes, we have been identified as a PRP at approximately 33 of such sites, excluding those at which we believe we have no future liability. Our involvement is very limited or de minimis at approximately 15 of these sites, and the potential loss exposure with respect to any of the remaining 18 individual sites is not considered to be material. At September 30, 2003, we had adequate reserves for these matters.

         In June 1995, the U.S. Government commenced an action against Allegheny Ludlum in the United States District Court for the Western District of Pennsylvania alleging multiple violations of the Federal Clean Water Act. The trial of this matter concluded in February 2001. In February 2002, the Court issued a decision imposing a penalty of $8.2 million for incidents at five facilities that occurred over a period of approximately six years, which Allegheny Ludlum had reported to the appropriate environmental agencies. We asked the Court to reconsider its decision, which the Court denied in October 2002. We appealed the Court's decision. At September 30, 2003, we had adequate reserves, including accrued interest, for this matter.

         TDY and the San Diego Unified Port District ("Port District") entered into a lease of property located in San Diego, California ("San Diego facility") on October 1, 1984. TDY operated its Teledyne Ryan Aeronautical division ("Ryan") at the San Diego facility until May 1999, when substantially all the assets and business of Ryan were sold to Northrop Grumman Corporation ("Northrop"). Northrop subleased a portion of the property with the approval of the Port District until early 2001. TDY also entered into three separate sublease arrangements for portions of the property subject to the approval of the Port District, which the Port District refused. After its administrative appeal to the Port District was denied, TDY brought a lawsuit against the Port District. The complaint, filed in December 2001 in State Court in San Diego, alleges breach of contract, inverse condemnation, tortious interference with a prospective economic advantage and other causes of action relating to the Port District's failure to consent to subleases of the space. The Complaint seeks at least $4 million for damages from the Port District and declaratory relief. The trial for this matter has been continued until February 2004.

         Despite the Port District's failure to consent to the three subleases, TDY continued its marketing efforts to sublease the San Diego facility. At September 30, 2003, we had a reserve of approximately $3.7 million to cover the costs of decommissioning the San Diego facility. TDY and the Port District discussed resolution of this matter but did not reach any agreement even after court-sponsored mediation. In July 2002 TDY ceased paying rent on the grounds that the Port District had rescinded the Lease when it refused to allow TDY to sublease the property and that the Port District's condemnation of the property voided the lease. In September 2002, the Port District demanded that rent be paid or possession of the property be returned to the Port District. TDY returned possession to the Port District on October 31, 2002 and denied that any remaining amounts were due under the lease.

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

         In another matter related to the San Diego facility, the Port District requested that the California Department of Toxic Substances Control ("DTSC") evaluate whether the property is regulated as a hazardous waste transportation, storage, or disposal facility under the Resource Conservation and Recovery Act ("RCRA") and similar state laws. In response to the Port District's request, on October 30, 2003 DTSC informed us that the closure of the four solid waste management units ("unit") at the San Diego facility is subject to DTSC oversight and that since facility-wide corrective action is proceeding under the oversight of the San Diego Regional Water Quality Control Board ("Regional Board") , DTSC's involvement would be limited, to the extent applicable, to unit closure and post-closure. We are evaluating DTSC's positions.

         We conducted an environmental assessment of portions of the San Diego facility at the request of the Regional Board. A report of the assessment was submitted to the Regional Board and at this stage of the assessment, we cannot predict if any remediation will be necessary. We remediated in 1998 and continue to monitor a lagoon near the San Diego facility. Also, we are seeking approval from the San Diego Department of Public Health for the 1996 closure of four underground storage tanks at the San Diego facility. We are evaluating potential claims we have against neighboring property owners and other PRPs related to the environmental condition of the San Diego facility. We have been informed by the Port District that it has commenced a site-wide environmental investigation of the Property. The Port District has also stated that it will be removing, rather than closing in place, all of the underground storage tanks.

         While the outcome of these matters cannot be predicted with certainty, and we believe that the claims against us are not meritorious, an adverse resolution of the matters relating to the San Diego facility could have a material adverse affect on our results of operations and financial condition.

         TDY and another wholly-owned subsidiary of the Company, among others, have been identified by the U.S. Environmental Protection Agency (EPA) as PRPs at the Li Tungsten Superfund Site in Glen Cove, New York. We believe that most of the contamination at the Site resulted from work done while the U.S. Government either owned or controlled operations at the Site, or from processes done for various agencies of the United States, and that the United States is liable for a substantial portion of the remediation costs at the Site. In November 2000, TDY filed a cost recovery and contribution action against the U.S. Government. No trial date has been scheduled. In March 2003, the Court ordered the parties, including the U.S. Government, to fund a portion of the remediation costs at the Site. At EPA's request, in May 2003, the Company made an offer of settlement to EPA, which was rejected by EPA without any counter offer. EPA subsequently made a settlement offer to TDY, which is being evaluated in light of the U.S. Government settlement with EPA.

         The U.S. Government and two other PRPs have reached a settlement with EPA ("the Settlement"), the terms of which may preclude TDY's complaint from proceeding against the U.S. Government. The Settlement is subject to public comment and approval by the Court. We intend to submit comments on the Settlement on the grounds that it is not supported by the facts, and is unfair and unreasonable. We expect to oppose entry of the Settlement by the Court. We are also seeking contribution from other PRPs at the Site. Based on information presently available, we believe our reserves on this matter are adequate. An adverse resolution of this matter could have a material adverse effect on our results of operations and financial condition.

         At September 30, 2003, our reserves for environmental remediation obligations totaled approximately $38.3 million, of which approximately $11.9 million were included in other current liabilities. The reserve includes estimated probable future costs of $13.9 million for Federal Superfund and comparable state-managed sites; $8.8 million for formerly owned or operated sites for which we have remediation or indemnification obligations; $3.2 million for owned or controlled sites at which our operations have been discontinued; and $12.4 million for sites utilized by us in our ongoing operations. In some cases we are evaluating whether we may be able to recover a portion of future costs for environmental liabilities from third parties other than participating potentially responsible parties.

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

         Based on currently available information, we do not believe that there is a reasonable possibility that a loss exceeding the amount already accrued for any of the environmental matters with which we are currently associated (either individually or in the aggregate) will be in an amount that would be material to a decision to buy or sell our securities. Future developments, administrative actions or liabilities relating to environmental matters, however, could have a material adverse effect on our financial condition and results of operations.

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

         At September 30, 2003, we had aggregate consolidated indebtedness of approximately $532 million, most of which bears interest at fixed rates. In a period of declining interest rates, we face the risk of required interest payments exceeding those based on the then current market rate. From time-to-time, we enter into interest rate swap contracts to manage our exposure to interest rate risks. At September 30, 2003, we had entered into "receive fixed, pay floating" arrangements for $150 million notional amount related to our 8.375% ten-year Notes, which effectively converted this portion of the Notes to variable rate debt. These contracts were designated as fair value hedges.

         As a result, changes in the fair value of the swap contracts and the underlying fixed rate debt are recognized in the statement of operations. Including accretion of the gain on termination of the swap contracts described above, the result of the "receive fixed, pay floating" arrangements was a decrease in interest expense of $4.9 million for the first nine months of 2003 compared to the fixed interest expense of the Notes that would otherwise have been realized. At September 30, 2003, the adjustment of these swap contracts to fair market value resulted in the recognition of an asset of $2.3 million on the balance sheet, included in other assets, with an offsetting increase in long-term debt.

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

ITEM 4. CONTROLS AND PROCEDURES

         (a)      Evaluation of Disclosure Controls and Procedures

         Our Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of September 30, 2003, and they concluded that these controls and procedures are effective.

         (b)      Changes in Internal Controls

         There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2003.

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

         10.1 Employment Agreement Dated August 26, 2003 between Allegheny Technologies Incorporated and L. Patrick Hassey (filed herewith).*

         31.1 Section 302 Certification of the President and Chief Executive Officer

         31.2     Section 302 Certification of the Executive Vice
                  President-Finance and Chief Financial Officer

         32       Section 906 Certification

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report.

         (b)      Current Reports on Form 8-K filed by the Company -

      Date                               Nature of the Report
      ----                               --------------------
October 22, 2003          Disclosure pursuant to Item 12-Results of Operations
                          and Financial Condition for the Third Quarter 2003.

September 11, 2003        Disclosure regarding termination of the Stock
                          Acquisition and Retention Program.

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

                       ALLEGHENY TECHNOLOGIES INCORPORATED
                                  (Registrant)

Date: November 4, 2003                By: /s/ Richard J. Harshman
                                          -----------------------------------
                                          Richard J. Harshman
                                          Executive Vice President-Finance
                                          and Chief Financial Officer
                                          (Principal Financial Officer and
                                          Duly Authorized Officer)



Date: November 4, 2003                By: /s/ Dale G. Reid
                                          -----------------------------------
                                          Dale G. Reid
                                          Vice President, Controller and
                                          Chief Accounting Officer
                                          (Principal Accounting Officer)