Form 10-K
period 2003-12-31
ALLEGHENY TECHNOLOGIES INC
filed 2004-03-15
CIK 1018963

==============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

===============================================================================
Title of each class                   Name of each exchange on which registered
-------------------------------------------------------------------------------
Common Stock, $0.10 Par Value         New York Stock Exchange
===============================================================================
Preferred Stock Purchase Rights       New York Stock Exchange
===============================================================================

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

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes  X   No
    ---     ---

         At March 8, 2004, the Registrant had outstanding 80,951,282 shares of its Common Stock.

         The aggregate market value of the Registrant's voting stock held by non-affiliates at June 30, 2003 was approximately $506 million, based on the closing price per share of Common Stock on that date of $6.60 as reported on the New York Stock Exchange, and at March 8, 2004 was approximately $961 million, based on the closing price per share of Common Stock on that date of $12.38 as reported on the New York Stock Exchange. Shares of Common Stock known by the Registrant to be beneficially owned by directors of the Registrant and officers of the Registrant subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are not included in the computation. The Registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Exchange Act.

                       Documents Incorporated By Reference

Selected portions of the 2003 Annual Report to Stockholders - Part I, Part II and Part IV of this Report.

Selected portions of the Proxy Statement for 2004 Annual Meeting of Stockholders
- Part III of this Report. The information included in the Proxy Statement as required by paragraphs (a) and (b) of Item 306 of Regulation S-K and paragraphs
(k) and (l) of Item 402 of Regulation S-K is not incorporated by reference in this Form 10-K.
===============================================================================

                                      INDEX

                                                                          PAGE
                                                                         NUMBER
                                                                         ------

PART I.......................................................................3

  Item 1.  Business..........................................................3

  Item 2.  Properties.......................................................13

  Item 3.  Legal Proceedings................................................15

  Item 4.  Submission of Matters to a Vote of Security Holders..............15

PART II.....................................................................16

  Item 5.  Market for Registrant's Common Equity and Related
                Stockholder Matters.........................................16

  Item 6.  Selected Financial Data..........................................16

  Item 7.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations...................................16

  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......16

  Item 8.  Financial Statements and Supplementary Data......................17

  Item 9.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.........................17

  Item 9A. Controls and Procedures..........................................17

PART III....................................................................17

  Item 10. Directors and Executive Officers of the Registrant...............17

  Item 11. Executive Compensation...........................................18

  Item 12. Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters..................18

  Item 13. Certain Relationships and Related Transactions...................18

  Item 14. Principal Accountant Fees and Services...........................18

PART IV.....................................................................18

  Item 15. Exhibits, Financial Statement Schedules, and Reports on
                Form 8-K....................................................18

SIGNATURES..................................................................20

EXHIBIT INDEX...............................................................21

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

         Allegheny Technologies Incorporated ("ATI") is one of the largest and most diversified specialty materials producers in the world. We use innovative technologies to offer global markets a wide range of specialty materials. High-value products include super stainless steel, nickel-based and cobalt-based alloys and superalloys, titanium and titanium alloys, specialty steels, tungsten materials, exotic alloys, which include zirconium, hafnium and niobium, and highly engineered strip and Precision Rolled Strip(R) products. In addition, we produce commodity specialty materials such as stainless steel sheet and plate, silicon electrical and tool steels, and carbon alloy steel impression die forgings and large grey and ductile iron castings. We operate in the following three business segments, which accounted for the following percentages of total revenues of $1.94 billion, $1.91 billion, and $2.13 billion for the years ended December 31, 2003, 2002, and 2001 respectively:
                                                  2003     2002     2001
                                                  ----     ----     ----
         Flat-Rolled Products                      54%      55%      51%
         High Performance Metals                   33%      33%      36%
         Engineered Products                       13%      12%      13%

Additional financial information with respect to our business segments, including their contributions to operating profit and their identifiable assets for the three years ended December 31, 2003 is presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" on pages 10 through 14 of the 2003 Annual Report to Stockholders (the "2003 Annual Report") and in Note 10 of the Notes to Consolidated Financial Statements on pages 52 through 54 of the 2003 Annual Report and is incorporated herein by reference.

         Allegheny Technologies Incorporated is a Delaware corporation with its principal executive offices located at 1000 Six PPG Place, Pittsburgh, Pennsylvania 15222-5479, telephone number (412) 394-2800. References to "Allegheny Technologies", "ATI", the "Company", the "Registrant", "we", "our" and "us" and similar terms mean Allegheny Technologies Incorporated and its subsidiaries, unless the context otherwise requires.

OUR BUSINESS

         Specialty materials play a significant role in our lives. Allegheny Technologies is a world leader in the manufacture of both high value and commodity specialty materials products. Our high value products accounted for 68% of total sales in 2003 and our commodity products accounted for 32% of total sales in 2003. Specialty materials are produced in a variety of forms, including sheet, strip, foil, plate, slab, ingot, billet, bar, rod, wire, coil, tubing, and shapes, and are selected for use in environments that demand materials having exceptional hardness, toughness, strength, resistance to heat, corrosion or abrasion, or a combination of these characteristics. Common end uses of our products include jet engines, air frames, electrical energy generation and distribution, automotive, chemical processing, oil and gas, construction and mining, machine and cutting tools, appliances and food equipment, transportation, and medical equipment and implants.

Flat-Rolled Products Segment

         Our Flat-Rolled Products segment produces, converts and distributes stainless steel, nickel-based alloys and superalloys, and titanium and titanium-based alloys, in sheet, strip, plate and foil, and Precision Rolled Strip(R) products, as well as silicon electrical steels and tool steels. The operations in this segment are Allegheny Ludlum, Allegheny Rodney, and Allegheny Ludlum's 60% interest in the Chinese joint venture company known as Shanghai STAL Precision Stainless Steel Company Limited ("STAL") and our 50% interest in the industrial titanium joint venture known as Uniti LLC. The remaining 40% interest in STAL is owned by the Baosteel Group, a state authorized investment company whose equity securities are publicly traded in the People's Republic of China. The remaining 50% interest in Uniti LLC is held by VSMPO-AVISMA, a Russian producer of titanium, aluminum, and specialty steel products.

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

         Sheet. Stainless steel, nickel-based alloy and titanium sheet products are used in a wide variety of consumer and industrial applications such as food preparation, appliance, automotive, aerospace and medical applications that require ease of cleaning and fabrication, as well as corrosion resistance. For 2003, approximately 69% by volume of our sheet products are sold to independent service centers, which have slitting, cutting or other processing facilities, with the remainder sold directly to end-use customers.

         Strip and Precision Rolled Strip(R) Products. Stainless steel, nickel-based alloy and titanium strip products are used in a variety of consumer and industrial products and a wide range of automotive components. We also offer very thin Precision Rolled Strip(R) products which range from 0.015 inch to less than 0.0015 inch (0.38 - 0.038 mm) thick. Our Precision Rolled Strip(R) products include stainless steel, nickel-based alloys, titanium and titanium alloys, and carbon steel that are used by customers to fabricate a variety of different products ranging from automobile components to photographic, computer, building and construction and consumer products. For 2003, approximately 10% by volume of our strip products are sold to independent service centers, with the remainder sold directly to end-use customers directly or through our own distribution network.

         Plate. Stainless steel, nickel-based alloy and titanium plate products are primarily used in industrial equipment that requires ease of cleaning or corrosion-resistant capabilities such as pollution control scrubbers, food processing equipment, pulp and paper equipment, chemical processing equipment, power generation equipment and aerospace applications. We process and distribute stainless steel and nickel alloy plate and titanium and titanium alloy plate products in a wide variety of grades and gauges. For 2003, approximately 74% by volume of our plate products are sold to service centers, with the remainder sold directly to end-use customers.

         Silicon Electrical Steel. Our grain-oriented silicon electrical steel products are used generally in applications in which electrical conductivity and magnetic properties are important. These products are sold directly to end-use customers, including manufacturers of transformers and communications equipment.

High Performance Metals Segment

         Our High Performance Metals segment produces, converts and distributes a wide range of high performance alloys, including nickel- and cobalt-based alloys and superalloys, titanium and titanium-based alloys, exotic alloys such as zirconium, hafnium, niobium, tantalum, and their related alloys, and other specialty materials, primarily in slab, ingot, billet, and long product forms, such as bar, rod, wire, coil and seamless tube. The operations in this segment are Allvac, Allvac Ltd (U.K.) and Wah Chang, which also produces and sells zirconium chemicals.

         Nickel-, Cobalt- and Titanium-Based Alloys and Superalloys. Our nickel-, iron-, and cobalt-based alloys and superalloys and our titanium and titanium-based alloys are engineered to retain exceptional strength and corrosion resistance at temperatures through 2,000 degrees Fahrenheit (1,093 degrees Celsius) and are used in critical, high-stress applications. These products are designed for the high performance requirements of aerospace, oil and gas, power generation, chemical processing, transportation, biomedical, marine and nuclear industries.

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

Engineered Products Segment

         The principal business of our Engineered Products segment (formerly called the Industrial Products segment) includes the production of tungsten powder, tungsten heavy alloys, tungsten carbide materials and carbide cutting tools. The segment also produces carbon alloy steel impression die forgings and large grey and ductile iron castings, and provides precision metals processing services. The operations in this segment are Metalworking Products, Portland Forge, Casting Service and Rome Metals.

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

         Processing Services. We have precision metals processing capabilities which enable us to provide process services for most metals from ingots to finished product forms, such services include grinding, polishing, blasting, cutting, flattening, and ultrasonic testing.

CAPITAL INVESTMENTS

         Capital expenditures for 2004 are currently expected to be between $60 and $70 million primarily for operational necessities and for completion of capital programs which commenced in earlier periods.

COMPETITION

         Markets for both our high value and commodity products and services in each of our principal business segments are highly competitive. We compete with many manufacturers who, depending on the product involved, range from large diversified enterprises to smaller companies specializing in particular products. Factors that affect our competitive position are manufacturing costs, industry manufacturing capacity, the quality of our products, services and delivery capabilities, our capabilities to produce a wide range of specialty materials in various unique alloys and product forms, our technological capabilities including our research and development efforts, our marketing strategies and price.

         We face competition from both domestic and foreign competitors, some of which are government subsidized. In 1999, the United States imposed antidumping and countervailing duties on dumped and subsidized imports of stainless steel sheet and strip in coils and stainless steel plate in coils from companies in ten foreign countries. Current administrative reviews by the U.S. Commerce Department are revising the findings at lower duty rates. We continue to monitor unfairly traded imports from foreign producers for appropriate action.

         Other major producers of products in each of the business segments are as follows:

         FLAT-ROLLED PRODUCTS SEGMENT
         Stainless steel
            o       AK Steel Corporation
            o       J&L Specialty Steel, LLC, owned by Arcelor S.A. (France)
            o       North American Stainless (NAS), owned by Acerinox S.A.
                    (Spain)
            o       Nucor Corporation
            o       Outokumpu Stainless Plate Products, owned by Outokumpu Oyj
                    (Finland)
            o       Imports from
                    -  Acesita S.A. (Brazil)
                    -  Arcelor S.A. (France)
                    -  Columbus Stainless (Pty) Ltd (S. Africa)
                    -  Mexinox S.A. de C.V., group member of ThyssenKrupp AG
                    -  Slater Steel Inc., owns Atlas Stainless (Canada)
                    -  ThyssenKrupp AG (Germany)
                    -  Ta Chen International Corporation (Taiwan)

         HIGH PERFORMANCE METALS SEGMENT
         Nickel-based alloys and specialty steels
           o       Carpenter Technology Corporation
           o       Special Metals Corporation
           o       ThyssenKrupp VDM, a company of ThyssenKrupp Stainless
                   (Germany)
         Titanium
           o       Titanium Metals Corporation
           o       RMI Titanium, an RTI International Metals Company
           o       VSMPO - AVISMA (Russia)
         Exotic Alloys
           o       Cezus, a group member of AREVA (France)
           o       HC Stark, a division of the Bayer Group (Germany)
           o Western Zirconium Plant of Westinghouse Electric Company, part of the Nuclear Utilities Business Group of British Nuclear Fuels (BNFL)

        ENGINEERED PRODUCTS SEGMENT
        Tungsten and Tungsten Carbide Products
           o       Kennametal Inc.
           o       Iscar (Israel)
           o       Sandvik AB (Sweden)
           o       Seco Tools AB (Sweden), owned by Sandvik AB (Sweden)

RAW MATERIALS AND SUPPLIES

         Substantially all parts and materials required in the manufacture of our products are available from more than one supplier and the sources and availability of raw materials essential to our businesses are adequate.

         The principal raw materials we use in the production of our specialty materials are scrap (including iron-, nickel-, chromium-, titanium- and molybdenum-bearing scrap), nickel, titanium sponge, zirconium sand and sponge, ferrochromium, ferrosilicon, molybdenum and molybdenum alloys, ammonium paratungstate, manganese and manganese alloys, cobalt, niobium, vanadium and other alloying materials.

         Purchase prices of certain critical raw materials are volatile. As a result, our operating results could be subject to significant fluctuation. For example, since we generally use in excess of 35,000 tons of nickel each year, a hypothetical increase of $1.00 per pound in nickel prices would result in increased costs of approximately $70 million. In addition, we also use in excess of 270,000 tons of ferrous scrap in the production of our flat-rolled products. During 2003 and entering 2004, ferrous scrap prices have increased significantly. A hypothetical increase of $10.00 per ton would result in increased costs of approximately $2.7 million.

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

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition and Liquidity - Debt" on pages 18 and 19 of the 2003 Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk and Other Matters -Forward Looking Statements - Volatility of Prices of Critical Raw Materials; Unavailability of Raw Materials" and " - Volatility of Energy Prices; Availability of Energy Resources" on pages 27 through 28 of the 2003 Annual Report.

EXPORT SALES AND FOREIGN OPERATIONS

         International sales represented approximately 23% of our total annual sales in each of 2003, 2002, and 2001. These figures include export sales by U.S. operations to customers in foreign countries, which accounted for approximately 14%, 15%, and 15%, of our total sales in each of 2003, 2002, and 2001, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk and Other Matters - Forward Looking Statements - Export Sales" on page 30 of the 2003 Annual Report. Our overseas sales, marketing and distribution efforts are aided by international marketing offices or representatives located at various locations throughout the world. See Note 10 of the Notes to Consolidated Financial Statements on pages 52 through 54 of the 2003 Annual Report for more information regarding international sales activity.

         For 2003, our sales in the United States and Canada represented 77% and 2%, respectively, of total 2003 sales. Within Europe, our sales to the United Kingdom, Germany, and France represented 5%, 4% and 3%, respectively, of total 2003 sales. Within Asia, our 2003 sales to China and Japan represented 2% and 1%, respectively, of total sales.

         Our Metalworking Products business manufactures and sells high precision threading, milling, boring and drilling systems for the European market from locations in the United Kingdom, Spain, France, Germany and Switzerland. Our Allvac Ltd business has manufacturing capabilities in the United Kingdom and enhances service and responsiveness to customers by providing a sales and distribution network for our Allvac-US produced nickel-based, specialty steel and titanium-based alloys. Our STAL joint venture in the People's Republic of China produces Precision Rolled Strip(R) products, which enables us to offer our Precision Rolled Strip(R) products more effectively to markets in China and other Asian countries.

BACKLOG, SEASONALITY AND CYCLICALITY

         Our backlog of confirmed orders was approximately $380.1 million at December 31, 2003 and $412.1 million at December 31, 2002. We expect that approximately 92% of confirmed orders on hand at December 31, 2003 will be fulfilled during the year ending December 31, 2004. Backlog of confirmed orders of the Flat-Rolled Products segment was approximately $66.0 million at December 31, 2003 and $76.3 million at December 31, 2002. We expect that approximately 100% of the confirmed orders on hand at December 31, 2003 for this segment will be fulfilled during the year ending December 31, 2004. Backlog of confirmed orders of the High Performance Metals segment was approximately $270.3 million at December 31, 2003 and $300.0 million at December 31, 2002. We expect that approximately 89% of the confirmed orders on hand at December 31, 2003 for this segment will be fulfilled during the year ending December 31, 2004.

         Generally, our sales and operations are not seasonal. However, demand for our products are cyclical over longer periods because specialty materials customers operate in cyclical industries and are subject to changes in general economic conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk and Other Matters - Forward Looking Statements - Cyclical Demand for Products" on pages 26 through 27 of the 2003 Annual Report.

RESEARCH, DEVELOPMENT AND TECHNICAL SERVICES

         We believe that our research and development capabilities give us an edge in developing new products and manufacturing processes that contribute to the profitable growth potential of our businesses on a long-term basis. We conduct research and development at our various operating locations both for our own account and, on a limited basis, for customers on a contract basis. Estimates of the components of research and development for each of our three segments for the years ended December 31, 2003, 2002, and 2001 included the following:


(In millions)                                2003         2002          2001
                                             ----         ----          ----
Company-Funded:
     Flat-Rolled Products                     $ 2.6        $ 4.1         $ 4.5
     High Performance Metals                    6.7          5.8           5.0
     Engineered Products                        2.2          2.1           1.8
                                              -----        -----         -----
                                              $11.5        $12.0         $11.3
                                              -----        -----         -----

Customer-Funded:
     Flat-Rolled Products                     $ 0.5        $ 0.6         $ --
     High Performance Metals                    1.9          2.1           2.0
                                              -----        -----         -----
                                              $ 2.4        $ 2.7         $ 2.0
                                              -----        -----         -----

         Total Research and Development       $13.9        $14.7         $13.3
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

         Information related to environmental matters is included in four areas in the Annual Report: under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Contingencies" on pages 22 through 23 of the 2003 Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosure About Market Risk and Other Matters - Forward Looking Statements - Risks Associated with Environmental Matters" on page 29 of the 2003 Annual Report and in Notes 1 and 14 of the Notes to Consolidated Financial Statements on page 37, and pages 61 through 64, respectively, of the 2003 Annual Report.

EMPLOYEES

         We have approximately 8,800 employees. A portion of our workforce is covered by various collective bargaining agreements, principally with the United Steelworkers of America ("USWA"), including: approximately 3,000 Allegheny Ludlum production, office and maintenance employees covered by collective bargaining agreements between Allegheny Ludlum and the USWA, which are effective through June 2007; approximately 165 Oremet employees covered by a collective bargaining agreement with the USWA, which is effective through June 2007; and approximately 600 Wah Chang employees covered by a collective bargaining agreement with the USWA, which continues through March 2008. Negotiations are ongoing for a new collective bargaining agreement with the USWA affecting approximately 100 employees at the Casting Service facility in LaPorte, Indiana.

         See the discussion of related matters under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk and Other Matters - Forward Looking Statements - Labor Matters" on pages 29 through 30 of the 2003 Annual Report.

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

PRINCIPAL OFFICERS OF THE REGISTRANT*

         Principal officers of the Company as of March 1, 2004 are as follows:

NAME                        AGE      TITLE
----                        ---      -----
Robert P. Bozzone            70      Chairman of the Board and Director
L. Patrick Hassey            58      President and Chief Executive Officer and Director
Richard J. Harshman          47      Executive Vice President, Finance and Chief Financial Officer
Douglas A. Kittenbrink       48      Executive Vice President, ATI Business System and Group Vice President,
                                     Engineered Products Segment
Dale G. Reid                 48      Vice President, Controller, Chief Accounting Officer and Treasurer
Jack W. Shilling             60      Executive Vice President, Corporate Development and Chief Technical Officer
Jon D. Walton                61      Executive Vice President, Human Resources, Chief Legal and Compliance
                                     Officer, General Counsel and Corporate Secretary

-----------------

* Such officers are subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended.

         Set forth below are descriptions of the business background for the past five years of the principal officers of the Company.

         Robert P. Bozzone has been Chairman of the Board since December 2000 and had served as interim President and Chief Executive Officer from December 2000 until July 2001. Mr. Bozzone also served as Vice Chairman beginning August 1996 and was Vice Chairman of Allegheny Ludlum Corporation from August 1994 to August 1996. Previously, he was President and Chief Executive Officer of Allegheny Ludlum Corporation until his retirement from active employment with the Company in July 1994. Mr. Bozzone plans to retire as Chairman following the Annual Meeting of Stockholders in May 2004, and to remain a Director.

         L. Patrick Hassey has been President and Chief Executive Officer since October 1, 2003. He succeeded Mr. James L. Murdy, who retired effective September 30, 2003. Mr. Hassey is a member of the Board of Directors, which plans to name Mr. Hassey as Chairman upon retirement of the current Chairman, Mr. Bozzone, following the Annual Meeting of Stockholders in May 2004. Mr. Hassey was Executive Vice President and a member of the corporate executive committee of Alcoa, Inc. from November 2002 until his early retirement in February 2003. He had served as Executive Vice President of Alcoa and Group President of Alcoa Industrial Components from May 2000 to October 2002. Prior to May 2000, he served as Executive Vice President of Alcoa and President of Alcoa Europe, Inc.

         Richard J. Harshman has served as Executive Vice President, Finance since October 2003 and Chief Financial Officer since December 2000. Mr. Harshman was Senior Vice President, Finance from December 2001 to October 2003 and Vice President, Finance from December 2000 to December 2001. Between September 2000 and December 2000, Mr. Harshman served as Vice President, Controller and Acting Chief Financial Officer. Previously, he had been Vice President, Investor Relations and Corporate Communications.

         Douglas A. Kittenbrink has served as Executive Vice President, ATI Business System and Group President, Engineered Products Segment since October 2003. Mr. Kittenbrink was Executive Vice President and Chief Operating Officer from July 2001 to October 2003 and served as President of Allegheny Ludlum from April 2000 to November 2002. Previously, he served as Senior Vice President Manufacturing, Engineering, Information Technology and Production Control of Allegheny Ludlum.

         Dale G. Reid has served as Vice President, Controller, Chief Accounting Officer and Treasurer since December 2003. Mr. Reid was Vice President, Controller and Chief Accounting Officer from December 2000 through November 2003, as well as from May 1997 to September 2000. In the interim he served as Vice President, Finance for Allegheny Ludlum. He had served as Controller of the Company from August 1996 to September 2000.

         Jack W. Shilling has served as Executive Vice President, Corporate Development and Chief Technical Officer since October 2003. Dr. Shilling was Executive Vice President, Strategic Initiatives and Technology and Chief Technology Officer from July 2001 to October 2003. He served as President of the High Performance Metals Group from April 2000 to July 2001. Previously he served as President of Allegheny Ludlum.

         Jon D. Walton has been Executive Vice President, Human Resources, Chief Legal and Compliance Officer, General Counsel and Corporate Secretary since October 2003. Mr. Walton was Senior Vice President, Chief Legal and Administrative Officer from July 2001 to October 2003. Previously, he was Senior Vice President, General Counsel and Secretary.

ITEM 2.  PROPERTIES

         Our principal domestic facilities as of December 31, 2003 are listed below by segment. Of those facilities listed below which are owned, three are subject to mortgages or similar encumbrances securing borrowings under certain industrial development authority financings. Although the facilities vary in terms of age and condition, we believe that these facilities have been well-maintained and are in sufficient condition for us to carry on our activities.

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

   Lockport Plant                         Manufacturing nickel-based alloy and other             282,000 (leased)
   Lockport, NY                           specialty material products.

   Richburg Plant                         Production of nickel and titanium product and               221,000
   Richburg, SC                           other specialty steel long products.                    (owned/leased)

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

   Frackville, PA                         Production of titanium wire products.                   55,000 (owned)

                                                                                                    APPROXIMATE
                                                                                                  SQUARE FOOTAGE
           FACILITY LOCATION                           PRINCIPAL USE                              (OWNED/LEASED)
           -----------------                           -------------                              --------------
ENGINEERED PRODUCTS SEGMENT

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


         We also own or lease production facilities in a number of foreign countries, including France, Germany, Switzerland, United Kingdom, and the People's Republic of China. We own and/or lease and operate 625,000-square foot facilities for melt and remelt, machining and bar mill operations, laboratories and offices located on a 25-acre site in Sheffield, England, and a 40,000-square foot leased facility in Sheffield, England for computer numerically controlled milling and machine operations. Through our STAL joint venture, we operate a 130,000-square foot facility for finishing Precision Rolled Strip(R) products in the Xin-Zhuang Industrial Zone, Shanghai, China.

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

         Information relating to legal proceedings is included in the Annual Report under Note 14 of the Notes to Consolidated Financial Statements on pages 61 through 64 of the 2003 Annual Report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         Information required by this item is incorporated by reference to "Common Stock Prices" on page 67 of the 2003 Annual Report.


Equity Compensation Plan Information

Information about our equity compensation plans at December 31, 2003 was as follows:

                                       Number of Shares                                Number of Shares
                                      to be Issued Upon        Weighted Average            Remaining
                                         Exercise of           Exercise Price of         Available for
                                     Outstanding Options      Outstanding Options     Future Issuance (a)
                                    ----------------------------------------------------------------------
                                                  (In thousands, except per share amounts)
Equity Compensation Plans
  Approved by Shareholders                  7,081                  $ 11.80                   3,162

Equity Compensation Plans Not
  Approved by Shareholders                      0                  $     0                       0
                                           ------                                           ------
Total
                                            7,081                                            3,162
                                           ======                                           ======



(a) Of these shares, a maximum of 410,000 shares are reserved for existing award periods under the Total Shareholder Return Incentive Compensation Program. Under this program, participants receive awards of performance share units that are earned based on a comparison of our total shareholder return ("TSR") for a three-year period with the TSR during the same such period of a peer group of companies selected by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

         Information required by this item is incorporated by reference to "Selected Financial Data" on pages 67 and 68 of the 2003 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information required by this item is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 9 through 68 of the 2003 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information required by this item is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk and Other Matters - Forward Looking Statements - Cyclical Demand for Products" and
- "Product Pricing" and - "Volatility of Prices of Critical Raw Materials; Unavailability of Raw Materials" and - "Volatility of Energy Prices; Availability of Energy Resources" and "- Interest Rate Risk" and - "Export Sales" on pages 26 through 30 of the 2003 Annual Report and Note 1, 2 and 3 of the Notes to Consolidated Financial Statements on pages 38, 40, and 41, respectively of the 2003 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements and Notes to Consolidated Financial Statements listed in Item 14(a)(1) are incorporated by reference to pages 31 through 66 of the 2003 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of December 31, 2003, and they concluded that these controls and procedures are effective.

         There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2003.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         In addition to the information set forth under the caption "Principal Officers of the Registrant" in Part I of this report, the information concerning our directors required by this item is incorporated and made part hereof by reference to the material appearing under the heading "Our Corporate Governance" and "Election of Directors" in Allegheny Technologies' Proxy Statement for the 2004 Annual Meeting of Stockholders ("the 2004 Proxy Statement"), which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year. Information concerning the Audit Committee and its financial expert required by this item is incorporated and made part hereof by reference to the material appearing under the heading "Committees of the Board of Directors - Audit Committee" in the 2004 Proxy Statement. Information required by this item regarding compliance with
Section 16(a) of the Exchange Act is incorporated and made a part hereof by reference to the material appearing under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2004 Proxy Statement. Information concerning the executive officers of Allegheny Technologies is contained in Part I of this Form 10-K under the caption "Principal Officers of the Registrant".

         Allegheny Technologies has adopted Corporate Guidelines for Business Conduct and Ethics that apply to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Allegheny Technologies will provide a copy free of charge. To obtain a copy, contact the Corporate Secretary, Allegheny Technologies Incorporated, 1000 Six PPG Place, Pittsburgh, Pennsylvania 15222-5479

(telephone: 412-394-2836). The Corporate Guidelines for Business Conduct and Ethics are also available through the Company's web site at http://www.alleghenytechnologies.com.

ITEM 11. EXECUTIVE COMPENSATION

         Information required by this item is incorporated by reference to "Director Compensation," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" as set forth in the 2004 Proxy Statement. We do not incorporate by reference in this Form 10-K either the "Report on Executive Compensation" or the "Cumulative Total Stockholder Return" section of the 2004 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Information required by this item is incorporated by reference to "Stock Ownership Information" as set forth in the 2004 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item is incorporated by reference to "Certain Transactions" as set forth in the 2004 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Information required by this item is incorporated by reference to "Relationship with Independent Public Accountants" as set forth in the 2004 Proxy Statement.


                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (A)   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

               (1)  FINANCIAL STATEMENTS

               The following consolidated financial statements included on pages 31 through 66 of the 2003 Annual Report are incorporated by reference:

                  Consolidated Statements of Income - Years Ended December 31, 2003, 2002, and 2001

                  Consolidated Balance Sheets at December 31, 2003 and 2002

                  Consolidated Statements of Cash Flows - Years Ended December 31, 2003, 2002, and 2001

                  Consolidated Statements of Stockholders' Equity - Years Ended December 31, 2003, 2002, and 2001

                  Report of Ernst & Young LLP, Independent Auditors

                  Notes to Consolidated Financial Statements

               (2)  FINANCIAL STATEMENT SCHEDULES

               All schedules set forth in the applicable accounting regulations of the Commission either are not required under the related instructions or are not applicable and, therefore, have been omitted.

               (3)  EXHIBITS

               A list of exhibits included in this Report or incorporated by reference is found in the Exhibit Index beginning on page 21 of this Report and incorporated by reference.

         (B)   CURRENT REPORTS ON FORM 8-K AND FORM 8-K/A:

                    DATE                     NATURE OF REPORT
                    ----
              December 19, 2003         Press Release, dated December 19, 2003,
                                        regarding 2004 cost reduction plan,
                                        fourth quarter 2003 special charges and
                                        2004 outlook.

              January 21, 2004          Press Release, dated January 21, 2004,
                                        regarding fourth quarter 2003 results of operations and financial condition.

              February 17, 2004         Press Release, dated February 17, 2004,
                                        announcing an agreement to acquire the
                                        assets of J&L Specialty Steel, LLC and
                                        related Asset Purchase Agreement.

              February 17, 2004         Amends and restates in its entirety the
                                        Report on Form 8-K filed earlier on
                                        February 17, 2004, regarding the Press
                                        Release, dated February 17, 2004,
                                        announcing an agreement to acquire the
                                        assets of J&L Specialty Steel, LLC and
                                        related Asset Purchase Agreement.

              March 11, 2004            Press Release, dated March 11, 2004,
                                        announcing an unfavorable jury verdict
                                        in litigation between TDY Industries,
                                        Inc., an ATI subsidiary, and the San
                                        Diego Unified Port District concerning a lease of property in San Diego, CA.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ALLEGHENY TECHNOLOGIES INCORPORATED

Date:  March 15, 2004                   By        /s/ L. Patrick Hassey
                                           -------------------------------------
                                                     L. Patrick Hassey
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the 15 day of March, 2004.


      /s/ L. Patrick Hassey                  /s/ Richard J. Harshman
--------------------------------      --------------------------------------
        L. Patrick Hassey                       Richard J. Harshman
 President and Chief Executive           Executive Vice President, Finance
      Officer and Director                  and Chief Financial Officer
                                           (Principal Financial Officer)

                                                 /s/ Dale G. Reid
                                      --------------------------------------
                                                   Dale G. Reid
                                            Vice President, Controller,
                                      Chief Accounting Officer and Treasurer
                                          (Principal Accounting Officer)

      /s/ Robert P. Bozzone                   /s/ Paul S. Brentlinger
--------------------------------      --------------------------------------
        Robert P. Bozzone                       Paul S. Brentlinger
            Chairman                                 Director

      /s/ Frank V. Cahouet                      /s/ Diane C. Creel
--------------------------------      --------------------------------------
        Frank V. Cahouet                          Diane C. Creel
            Director                                 Director

       /s/ James C. Diggs                      /s/ C. Fred Fetterolf
--------------------------------      --------------------------------------
         James C. Diggs                          C. Fred Fetterolf
            Director                                 Director

     /s/ W. Craig McClelland                   /s/ William G. Ouchi
--------------------------------      --------------------------------------
       W. Craig McClelland                       William G. Ouchi
            Director                                 Director

   /s/ Charles J. Queenan, Jr.                   /s/ James E. Rohr
--------------------------------      --------------------------------------
     Charles J. Queenan, Jr.                       James E. Rohr
            Director                                 Director

                                  EXHIBIT INDEX

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------

  2.1 Asset Purchase Agreement, dated February 16, 2004, by and among J&L Specialty Steel, LLC, Arcelor S.A., Jewel Acquisition LLC, and Allegheny Ludlum Corporation (incorporated by reference to Exhibit 99.2 to the Registrant's Report on Form 8-K/A filed on February 17, 2004).

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

  4.1 Revolving Credit and Security Agreement dated June 13, 2003 (incorporated by reference to Exhibit 99.1 to the Registrant's Report on Form 8-K dated June 19, 2003 (File No. 1-12001)).

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

 10.1 Allegheny Technologies Incorporated 1996 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12001)).*

 10.2 Allegheny Technologies Incorporated 1996 Non-Employee Director Stock Compensation Plan, as amended December 17, 1998 (incorporated by reference to Exhibit 10.4 to the Registrant's Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12001)).*

 10.3 Allegheny Technologies Incorporated Fee Continuation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12001)).*

 10.4 Supplemental Pension Plan for Certain Key Employees of Allegheny Technologies Incorporated and its subsidiaries (formerly known as the Allegheny Ludlum Corporation Key Man Salary Continuation Plan) (incorporated by reference to Exhibit 10.7 to the Company's Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12001)).*

 10.5 Allegheny Technologies Incorporated Benefit Restoration Plan, as amended (incorporated by reference to Exhibit 10.8 to the Registrant's Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12001)).*

 10.6 Allegheny Ludlum Corporation 1987 Stock Option Incentive Plan (as amended and restated) (incorporated by reference to Exhibit 10(f) to Allegheny Ludlum Corporation's Report on Form 10-K for the year ended December 31, 1995 (File No. 1-9498)).*

 10.7    Teledyne, Inc. 1990 Stock Option Plan (incorporated by reference to
         Exhibit 10 to Teledyne, Inc.'s Report on Form 10-K for the year ended December 31, 1990 (File No. 1-5212)).*

 10.8 Teledyne, Inc. 1995 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit A to Teledyne, Inc.'s 1995 proxy statement (File No. 1-5212)).*

 10.9 Employment Agreement dated August 26, 2003 between Allegheny Technologies Incorporated and L. Patrick Hassey (incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q dated November 4, 2003 (File No. 1-12001)).*

 10.10 Employment Agreement dated July 15, 1996 between Allegheny Technologies Incorporated and Jon D. Walton (incorporated by reference to Exhibit
         10.5 to the Company's Registration Statement on Form S-4 (No. 333-8235)).*

 10.11 Amendment to the Amended and Restated Change in Control Severance Agreement between James L. Murdy, dated as of September 30, 2003 (filed herewith).*

 10.12 Form of Restricted Stock Agreement dated May 15, 2003 (filed herewith).*

 10.13 Form of Amended and Restated Change in Control Severance Agreement (Senior Management)(incorporated by reference to Exhibit 10.17 to the Registrant's Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12001)).*

 10.14 Tax Sharing and Indemnification Agreement dated November 29, 1999 between Allegheny Technologies Incorporated and Teledyne Technologies (incorporated by reference to Exhibit 10.25 to the Registrant's Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12001)).

 10.15 Tax Sharing and Indemnification Agreement dated November 29, 1999 between Allegheny Technologies Incorporated and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 10.26 to the Registrant's Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12001)).

 10.16 Allegheny Technologies Incorporated Executive Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.27 to the Registrant's Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12001)).*

 10.17 Allegheny Technologies Incorporated 2000 Incentive Plan (incorporated by reference to Exhibit 10.30 to the Registrant's Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12001)).*

 10.18 Total Shareholder Return Incentive Compensation Program effective January 1, 2002 (incorporated by reference to Exhibit 10.30 to the Registrant's Report on Form 10-K for the year ended December 31, 2002 (File No. 1-12001)).*

 10.19 Total Shareholder Return Incentive Compensation Program effective January 1, 2003 (filed herewith).*

 10.20 Amendment to the Allegheny Technologies Incorporated Pension Plan Amendment effective January 1, 2003 (filed herewith).*

 13.1 Pages 9 through that part of page 68 referencing financial data, included in the Annual Report of Allegheny Technologies Incorporated for the year ended December 31, 2003 (filed herewith).

 21.1    Subsidiaries of the Registrant (filed herewith).

 23.1    Consent of Ernst & Young LLP (filed herewith).

 31.1 Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a - 14(a) or 15d - 14(a) (filed herewith).

 31.2 Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a - 14(a) or 15d - 14(a) (filed herewith).

 32.1    Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).


* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Report.

Certain instruments defining the rights of holders of long-term debt of the Company and its subsidiaries have been omitted from the Exhibits in accordance with Item 601(b)(4)(iii) of Regulation S-K. A copy of any omitted document will be furnished to the Commission upon request.