Form 10-Q
period 2004-03-31
ALLEGHENY TECHNOLOGIES INC
filed 2004-04-28
CIK 1018963

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q
          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

At April 23, 2004, the registrant had outstanding 81,277,981 shares of its Common Stock.

                       ALLEGHENY TECHNOLOGIES INCORPORATED
                                  SEC FORM 10-Q
                          QUARTER ENDED MARCH 31, 2004

                                      INDEX

                                                                    Page No.
PART I. - FINANCIAL INFORMATION

         Item 1. Financial Statements

         Consolidated Balance Sheets                                    3

         Consolidated Statements of Operations                          4

         Consolidated Statements of Cash Flows                          5

         Notes to Consolidated Financial Statements                     6

         Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                         20

         Item 3. Quantitative and Qualitative
                 Disclosures About Market Risk                         34

         Item 4. Controls and Procedures                               37

PART II. - OTHER INFORMATION

         Item 1. Legal Proceedings                                     37

         Item 6. Exhibits and Reports on Form 8-K                      37

SIGNATURES                                                             39

EXHIBIT INDEX                                                          40

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

              ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (In millions, except share and per share amounts)

                                                                                March 31,      December 31,
                                                                                  2004            2003
                                                                                  ----            ----
                                                                               (Unaudited)      (Audited)
ASSETS

Cash and cash equivalents                                                        $   67.3       $   79.6
Accounts receivable, net                                                            311.0          248.8
Inventories, net                                                                    366.9          359.7
Income tax refunds                                                                    0.3            7.2
Prepaid expenses and other current assets                                            37.3           48.0
                                                                                 --------       --------
      Total Current Assets                                                          782.8          743.3
Property, plant and equipment, net                                                  711.2          711.1
Cost in excess of net assets acquired                                               206.3          198.4
Deferred pension asset                                                              144.0          144.0
Deferred income taxes                                                                34.3           34.3
Other assets                                                                         62.7           53.8
                                                                                 --------       --------
      TOTAL ASSETS                                                               $1,941.3       $1,884.9
                                                                                 ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                 $  219.4       $  172.3
Accrued liabilities                                                                 207.5          194.6
Short-term debt and current portion
   of long-term debt                                                                 21.8           27.8
                                                                                 --------       --------
      Total Current Liabilities                                                     448.7          394.7
Long-term debt                                                                      512.4          504.3
Accrued postretirement benefits                                                     518.0          507.2
Pension liabilities                                                                 238.6          220.6
Other long-term liabilities                                                          87.3           83.4
                                                                                 --------       --------
      TOTAL LIABILITIES                                                           1,805.0        1,710.2
                                                                                 --------       --------
STOCKHOLDERS' EQUITY:

Preferred stock, par value $0.10: authorized-
   50,000,000 shares; issued-none                                                      --             --
Common stock, par value $0.10, authorized-500,000,000
   shares; issued-98,951,490 shares at March 31, 2004 and December 31, 2003;
   outstanding-81,247,476 shares at March 31, 2004 and 80,654,861 shares
   at December 31, 2003                                                               9.9            9.9
Additional paid-in capital                                                          481.2          481.2
Retained earnings                                                                   418.9          483.8
Treasury stock: 17,704,014 shares at
   March 31, 2004 and 18,296,629 shares
   at December 31, 2003                                                            (443.5)        (458.4)
Accumulated other comprehensive
   loss, net of tax                                                                (330.2)        (341.8)
                                                                                 --------       --------
      Total Stockholders' Equity                                                    136.3          174.7
                                                                                 --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $1,941.3       $1,884.9
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

              ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In millions except per share amounts)
                                   (Unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                            ------------------------
                                                               2004          2003
                                                            ----------    ----------
Sales                                                       $    577.8    $    480.5

Costs and expenses:
  Cost of sales                                                  567.4         465.9
  Selling and administrative expenses                             53.7          47.7
                                                            ----------    ----------
Loss before interest, other income and income taxes              (43.3)        (33.1)

Interest expense, net                                             (8.2)         (7.4)
Other income, net                                                  1.1           0.5
                                                            ----------    ----------
Loss before income tax benefit and cumulative effect
  of change in accounting principle                              (50.4)        (40.0)

Income tax benefit                                                  --         (14.2)
                                                            ----------    ----------
Net loss before cumulative effect of change in
  accounting principle                                           (50.4)        (25.8)

Cumulative effect of change in accounting principle,
   net of tax                                                       --          (1.3)
                                                            ----------    ----------
Net loss                                                    $    (50.4)   $    (27.1)
                                                            ==========    ==========

Basic and diluted net loss per common share before
  cumulative effect of change in accounting principle       $    (0.63)   $    (0.32)

Cumulative effect of change in accounting principle                 --         (0.02)
                                                            ----------    ----------
Basic and diluted net loss per common share                 $    (0.63)   $    (0.34)
                                                            ==========    ==========
Dividends declared per common share                         $     0.06    $     0.06
                                                            ==========    ==========

The accompanying notes are an integral part of these statements.

              ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                             --------------------
                                                               2004       2003
                                                             ---------  ---------
OPERATING ACTIVITIES:
  Net loss                                                   $   (50.4) $   (27.1)
  Adjustments to reconcile net loss to net
         cash provided by (used in) operating activities:
       Cumulative effect of change in accounting principle           -        1.3
       Depreciation and amortization                              18.8       18.0
       Gains on sales of assets                                   (1.6)         -
       Deferred income taxes                                         -      (13.3)
  Change in operating assets and liabilities:
       Accounts receivable                                       (62.2)     (21.2)
       Accounts payable                                           47.0        6.8
       Accrued liabilities and other                              31.0       13.0
       Pension assets and liabilities                             17.5       22.4
       Inventories                                                (7.2)      (3.0)
       Income tax refunds receivable                               6.9       48.3
                                                             ---------  ---------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   (0.2)      45.2

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                     (12.1)     (11.8)
  Asset disposals and other                                        1.2        5.9
                                                             ---------  ---------
CASH USED IN INVESTING ACTIVITIES                                (10.9)      (5.9)

FINANCING ACTIVITIES:
  Payments on long-term debt and capital leases                  (12.8)      (0.2)
  Borrowings on long-term debt                                     8.5        3.1
  Net borrowings under credit facilities                           1.2          -
                                                             ---------  ---------
    Net increase (decrease) in debt                               (3.1)       2.9
  Exercises of stock options                                       1.9          -
  Proceeds from interest rate swap settlement                        -       14.6
  Dividends paid                                                     -       (4.8)
                                                             ---------  ---------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   (1.2)      12.7
                                                             ---------  ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (12.3)      52.0

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR                79.6       59.4
                                                             ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $    67.3  $   111.4
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

         These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States for complete financial statements. In management's opinion, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-K. The results of operations for these interim periods are not necessarily indicative of the operating results for any future period. Certain amounts from prior periods have been reclassified to conform with the current presentation.

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

(in millions, except per share amounts)

                                                    Three Months Ended
                                                         March 31,
                                                 ------------------------
                                                    2004          2003
                                                 ----------    ----------
                                                        (unaudited)
Net loss as reported                             $    (50.4)   $    (27.1)
Add: Stock-based compensation
 expense included in net loss, net of tax               1.2           0.3
Deduct: Net impact of SFAS 123,
 net of tax                                            (2.4)         (1.1)
                                                 ----------    ----------
Pro forma net loss                               $    (51.6)   $    (27.9)
                                                 ==========    ==========
Net loss per common share:
Basic and diluted--as reported                   $    (0.63)   $    (0.34)
                                                 ==========    ==========
Basic and diluted--pro forma                     $    (0.66)   $    (0.35)
                                                 ==========    ==========

NOTE 2. INVENTORIES

         Inventories at March 31, 2004 and December 31, 2003 were as follows (in millions):

                                         March 31,   December 31,
                                           2004         2003
                                         ---------   ------------
                                        (unaudited)   (audited)
Raw materials and supplies               $    43.6    $    37.5
Work-in-process                              397.8        356.2
Finished goods                                96.1         84.9
                                         ---------    ---------
Total inventories at current cost            537.5        478.6

Less allowances to reduce current cost
     values to LIFO basis                   (159.8)      (111.7)
Progress payments                            (10.8)        (7.2)
                                         ---------    ---------
Total inventories, net                   $   366.9    $   359.7
                                         =========    =========

NOTE 3. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

         Property, plant and equipment at March 31, 2004 and December 31, 2003 were as follows (in millions):

                                             March 31,   December 31,
                                               2004         2003
                                            -----------  ------------
                                            (unaudited)    (audited)
Land                                        $     26.9    $     26.3
Buildings                                        228.5         228.2
Equipment and leasehold improvements           1,513.6       1,494.0
                                            ----------    ----------
                                               1,769.0       1,748.5
Accumulated depreciation and amortization     (1,057.8)     (1,037.4)
                                            ----------    ----------
Total property, plant and equipment, net    $    711.2    $    711.1
                                            ==========    ==========

         Reserves for restructuring charges recorded in 2003 and prior years involving future payments were approximately $8 million at March 31, 2004 and $9 million at December 31, 2003. The reduction in reserves resulted from cash payments to meet severance and lease payment obligations.

NOTE 4. DEBT

         Debt at March 31, 2004 and December 31, 2003 was as follows (in millions):

                                                             March 31,   December 31,
                                                               2004         2003
                                                             ---------   ------------
                                                            (unaudited)   (audited)
Allegheny Technologies $300 million 8.375% Notes
  due 2011, net (a)                                          $   313.1    $   309.4
Allegheny Ludlum 6.95% debentures, due 2025                      150.0        150.0
Foreign credit agreements                                         44.2         35.0
Industrial revenue bonds, due
  through 2007                                                    10.6         20.1
Capitalized leases and other                                      16.3         17.6
                                                             ---------    ---------
                                                                 534.2        532.1
Short-term debt and current portion of long-term debt            (21.8)       (27.8)
                                                             ---------    ---------
Total long-term debt                                         $   512.4    $   504.3
                                                             =========    =========

         (a) Includes fair value adjustments for interest rate swap contracts of $18.8 million (including $5.4 million for interest rate swap contracts currently outstanding and $13.4 million for deferred gains on settled interest rate swap contracts) and $15.2 million (including $1.4 million for interest rate swap contracts currently outstanding and $13.8 million for deferred gains on settled interest rate swap contracts) at March 31, 2004 and December 31, 2003, respectively.

         Interest rate swap contracts are used from time-to-time to manage the Company's exposure to interest rate risks. At the end of the 2002 first quarter, ATI entered into interest rate swap contracts with respect to a $150 million notional amount related to its $300 million, 8.375% ten-year Notes, due December 15, 2011, which involved the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the contracts without an exchange of the underlying principal amount. These contracts were designated as fair value hedges. As a result, changes in the fair value of the swap contracts and the underlying fixed rate debt are recognized in the statement of operations. In the 2003 first quarter, the Company terminated the majority of these interest rate swap contracts and received $14.6 million in cash. The gain on settlement remains a component of the reported balance of the Notes ($313.1 million at March 31, 2004 including fair value adjustments), and is being ratably recognized as a reduction to interest expense over the remaining life of the Notes, which is approximately eight years. In the 2003 first quarter, the Company entered into new "receive fixed, pay floating" interest rate swap arrangements related to the 8.375% ten-year Notes which re-established, in total, the $150 million notional amount which effectively converted this portion of the Notes to variable rate debt.

NOTE 5. PER SHARE INFORMATION

         The following table sets forth the computation of basic and diluted net loss per common share (in millions, except share and per share amounts):

                                                                                Three Months Ended
                                                                                     March 31,
                                                                             --------------------------
                                                                                2004            2003
                                                                             ----------      ----------
                                                                                      (unaudited)
Numerator:
Basic and diluted net loss per common
   share before cumulative effect of
   change in accounting principle                                            $    (50.4)     $    (25.8)

Cumulative effect of change
   in accounting principle, net of tax                                                -            (1.3)
                                                                             ----------      ----------
Numerator for basic and diluted net loss per common
   share                                                                     $    (50.4)     $    (27.1)
                                                                             ==========      ==========
Denominator for basic and diluted net loss per common share -
   adjusted weighted average shares                                                80.4            80.7
                                                                             ==========      ==========
Basic and diluted net loss per common share before cumulative
   effect of change in accounting principle                                  $    (0.63)     $    (0.32)

Cumulative effect of change in
   accounting principle                                                               -           (0.02)
                                                                             ----------      ----------
Basic and diluted net loss per common
   share                                                                     $    (0.63)     $    (0.34)
                                                                             ==========      ==========

         For the 2004 and 2003 periods, the effects of stock options were antidilutive and thus not included in the calculation of dilutive earnings per share.

NOTE 6. COMPREHENSIVE INCOME (LOSS)

         The components of comprehensive income (loss), net of tax, were as follows (in millions):

                                            Three Months Ended
                                                March 31,
                                          ---------------------
                                            2004          2003
                                          -------       -------
                                               (unaudited)
Net loss                                  $ (50.4)      $ (27.1)
                                          -------       -------
Foreign currency translation gains           19.5           4.5

Unrealized losses on energy, raw
    materials and currency hedges            (7.9)            -
                                          -------       -------
                                             11.6           4.5
                                          -------       -------
Comprehensive loss                        $ (38.8)      $ (22.6)
                                          =======       =======

NOTE 7. INCOME TAXES

         First quarter 2004 results do not include an income tax benefit as a result of a deferred tax valuation allowance recorded in the fourth quarter 2003. The valuation allowance was recorded in accordance with SFAS No. 109, "Accounting for Income Taxes", due to the uncertainty regarding full utilization of the Company's net deferred tax assets. The Company is required to maintain a valuation allowance until a realization event occurs to support reversal of all, or a portion of, the allowance. The Company recorded a tax benefit on the loss before income taxes and the cumulative effect of a change in accounting principle of $14.2 million in the first quarter 2003, using a tax rate of 35.5%.

NOTE 8. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

         The Company has defined benefit pension plans and defined contribution plans covering substantially all employees. Benefits under the defined benefit pension plans are generally based on years of service and/or final average pay. The Company funds the U.S. pension plans in accordance with the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code.

         The Company also sponsors several postretirement plans covering certain salaried and hourly employees. The plans provide health care and life insurance benefits for eligible retirees. In certain plans, Company contributions towards premiums are capped based on the cost as of a certain date, thereby creating a defined contribution. For the non-collectively bargained plans, the Company maintains the right to amend or terminate the plans at its discretion.

         For the 2004 and 2003 first quarters, the components of pension expense for the Company's defined benefit plans and components of postretirement benefit expense included the following (pretax, in millions):

                                                                        Three Months Ended
                                                                            March 31,
                                                                    --------------------------
                                                                     2004                2003
                                                                    ------              ------
                                                                           (unaudited)
Pension Benefits:
Service cost - benefits earned during the year                      $  7.5              $  7.2
Interest cost on benefits earned in prior years                       31.3                31.1
Expected return on plan assets                                       (36.8)              (34.4)
Amortization of prior service cost                                     6.3                 6.7
Amortization of net actuarial loss                                    10.7                12.8
                                                                    ------              ------
Net pension expense                                                 $ 19.0              $ 23.4
                                                                    ======              ======

                                                                        Three Months Ended
                                                                             March 31,
                                                                     ------------------------
                                                                     2004                2003
                                                                     -----               -----
                                                                           (unaudited)
Other Postretirement Benefits:
Service cost - benefits earned during the year                       $ 2.2               $ 2.0
Interest cost on benefits earned in prior years                       13.9                11.8
Expected return on plan assets                                        (2.2)               (2.4)
Amortization of prior service cost                                       -                (1.2)
Amortization of net actuarial loss                                     3.1                 1.2
                                                                     -----               -----
Net postretirement benefit expense                                   $17.0               $11.4
                                                                     =====               =====
Total retirement benefit expense                                     $36.0               $34.8
                                                                     =====               =====

         The Other Postretirement Benefits obligation, and postretirement benefits expense recognized through March 31, 2004, does not include the expected favorable impact of the Medicare Prescription Drug, Improvement and Modernization Act, which was enacted on December 8, 2003. The Act provides for a federal subsidy, with tax-free payments commencing in 2006, to sponsors of retiree health care benefits plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law. Based upon estimates from the Company's actuaries, it is expected that the federal subsidy included in the law will result in a reduction in the Other Postretirement Benefits obligation of up to $70 million. This reduction is not reflected in the financial statements or in estimates of 2004 expense because final authoritative accounting guidance regarding how the benefit is to be recognized in the financial statements is pending.

NOTE 9. BUSINESS SEGMENTS

         Following is certain financial information with respect to the Company's business segments for the periods indicated (in millions):

                                                        Three Months Ended
                                                            March 31,
                                                    --------------------------
                                                     2004                2003
                                                    ------              ------
                                                           (unaudited)
Total sales:

Flat-Rolled Products                                $332.0              $260.9
High Performance Metals                              193.7               170.2
Engineered Products                                   71.8                64.0
                                                    ------              ------
                                                     597.5               495.1
Intersegment sales:

Flat-Rolled Products                                   2.4                 3.6
High Performance Metals                               15.0                 9.2
Engineered Products                                    2.3                 1.8
                                                    ------              ------
                                                      19.7                14.6
Sales to external customers:

Flat-Rolled Products                                 329.6               257.3
High Performance Metals                              178.7               161.0
Engineered Products                                   69.5                62.2
                                                    ------              ------
                                                    $577.8              $480.5
                                                    ======              ======

Operating profit(loss):

Flat-Rolled Products                                $(11.0)             $ (1.3)
High Performance Metals                                7.8                 8.3
Engineered Products                                    3.8                 1.8
                                                    ------              ------
Total operating profit                                 0.6                 8.8

Corporate expenses                                    (5.6)               (4.8)
Interest expense, net                                 (8.2)               (7.4)
Other expenses, net of
 gains on asset sales                                 (1.2)               (1.8)

Retirement benefit expense                           (36.0)              (34.8)
                                                    ------              ------

Loss before income tax
 benefit and cumulative
 effect of change in
 accounting principle                               $(50.4)             $(40.0)
                                                    ======              ======

         Retirement benefit expense represents pension expense and other postretirement benefit expenses. Operating profit with respect to the Company's business segments excludes any retirement benefit expense.

NOTE 10. FINANCIAL INFORMATION FOR SUBSIDIARY AND GUARANTOR PARENT

         The payment obligations under the $150 million 6.95% debentures due 2025 issued by Allegheny Ludlum Corporation (the "Subsidiary") are fully and unconditionally guaranteed by Allegheny Technologies Incorporated (the "Guarantor Parent"). In accordance with positions established by the Securities and Exchange Commission, the financial information in this Note 10 sets forth separately financial information with respect to the Subsidiary, the non-guarantor subsidiaries and the Guarantor Parent. The principal elimination entries eliminate investments in subsidiaries and certain intercompany balances and transactions. Investments in subsidiaries, which are eliminated in consolidation, are included in other assets on the balance sheets.

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

NOTE 10. CONTINUED

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
March 31, 2004 (unaudited)

                                                 Guarantor                Non-guarantor
(In millions)                                      Parent     Subsidiary   Subsidiaries  Eliminations  Consolidated
                                                 ----------   ----------  -------------  ------------  ------------
Assets:
Cash and cash equivalents                        $      0.1   $     27.4    $     39.8    $        -    $     67.3
Accounts receivable, net                                0.2        123.1         187.7             -         311.0
Inventories, net                                          -        143.6         223.3             -         366.9
Income tax refunds                                      0.3            -             -             -           0.3
Prepaid expenses and other
   current assets                                       0.2         10.0          27.1             -          37.3
                                                 ----------   ----------    ----------    ----------    ----------
  Total current assets                                  0.8        304.1         477.9             -         782.8
Property, plant, and
   equipment, net                                         -        321.0         390.2             -         711.2
Cost in excess of net
   assets acquired                                        -        112.1          94.2             -         206.3
Deferred pension asset                                144.0            -             -             -         144.0
Deferred income taxes                                  34.3            -             -             -          34.3
Investments in subsidiaries and
   other assets                                     1,015.4        450.4         546.3      (1,949.4)         62.7
                                                 ----------   ----------    ----------    ----------    ----------
Total assets                                     $  1,194.5   $  1,187.6    $  1,508.6    $ (1,949.4)   $  1,941.3
                                                 ==========   ==========    ==========    ==========    ==========
Liabilities and
   stockholders' equity:
Accounts payable                                 $      3.4   $    110.7    $    105.3    $        -    $    219.4
Accrued liabilities                                   495.2         80.5         351.5        (719.7)        207.5
Short-term debt and current portion
   of long-term debt                                      -            -          21.8             -          21.8
                                                 ----------   ----------    ----------    ----------    ----------
Total current liabilities                             498.6        191.2         478.6        (719.7)        448.7
Long-term debt                                        313.1        350.0          49.3        (200.0)        512.4
Accrued postretirement
   benefits                                               -        319.4         198.6             -         518.0
Pension liabilities                                   238.6            -             -             -         238.6
Other long-term liabilities                             7.9         25.5          53.9             -          87.3
                                                 ----------   ----------    ----------    ----------    ----------
Total liabilities                                   1,058.2        886.1         780.4        (919.7)      1,805.0
                                                 ----------   ----------    ----------    ----------    ----------
Total stockholders' equity                            136.3        301.5         728.2      (1,029.7)        136.3
                                                 ----------   ----------    ----------    ----------    ----------
Total liabilities and
   stockholders' equity                          $  1,194.5   $  1,187.6    $  1,508.6    $ (1,949.4)   $  1,941.3
                                                 ==========   ==========    ==========    ==========    ==========

NOTE 10. CONTINUED

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations
For the three months ended March 31, 2004 (unaudited)

                                   Guarantor                 Non-guarantor
(In millions)                        Parent     Subsidiary   Subsidiaries   Eliminations   Consolidated
                                   ---------    ----------   -------------  ------------   ------------
Sales                               $     -      $  301.7      $  276.1        $    -        $  577.8
Cost of sales                          26.6         310.0         230.8             -           567.4
Selling and administrative
 expenses                              21.1           5.4          27.2             -            53.7
Interest expense, net                   5.1           2.7           0.4             -             8.2
Other income(expense)
 including equity in income of
unconsolidated subsidiaries             2.4           0.3           2.2          (3.8)            1.1
                                    -------      --------      --------        ------        --------
Income (loss) before income
 tax provision (benefit)              (50.4)        (16.1)         19.9          (3.8)          (50.4)
Income tax provision (benefit)            -             -             -             -               -
                                    -------      --------      --------        ------        --------
Net income (loss)                   $ (50.4)     $  (16.1)     $   19.9        $ (3.8)       $  (50.4)
                                    =======      ========      ========        ======        ========

NOTE 10. CONTINUED

Condensed Statements of Cash Flows
For the three months ended March 31, 2004 (unaudited)


                                       Guarantor                  Non-guarantor
(In millions)                            Parent      Subsidiary   Subsidiaries   Eliminations  Consolidated
                                       ---------     ----------   -------------  ------------  ------------
Cash flows provided by (used in)
  operating activities                  $ (15.2)      $   93.7       $ (26.4)      $ (52.3)       $ (0.2)
Cash flows provided by (used in)
  investing activities                        -           (3.5)         (9.1)          1.7         (10.9)
Cash flows provided by (used in)
  financing activities                     15.0         (105.1)         38.3          50.6          (1.2)
                                        -------       --------       -------       -------        ------
Increase (decrease) in
  cash and cash equivalents             $  (0.2)      $  (14.9)      $   2.8       $     -        $(12.3)
                                        =======       ========       =======       =======        ======

NOTE 10. CONTINUED

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
December 31, 2003 (audited)

                                                   Guarantor                  Non-guarantor
(In millions)                                       Parent      Subsidiary    Subsidiaries      Eliminations   Consolidated
                                                   ---------    ----------    -------------     ------------   ------------
Assets:
Cash and cash equivalents                          $    0.3     $    42.3       $    37.0        $        -      $    79.6
Accounts receivable, net                                0.1          89.4           159.3                 -          248.8
Inventories, net                                          -         147.3           212.4                 -          359.7
Income tax refunds                                      7.2             -               -                 -            7.2
Prepaid expenses, and other
  current assets                                          -          11.5            36.5                 -           48.0
                                                   --------     ---------       ---------        ----------      ---------
  Total current assets                                  7.6         290.5           445.2                 -          743.3
Property, plant, and
  equipment, net                                          -         326.3           384.8                 -          711.1
Cost in excess of net
  assets acquired                                         -         112.1            86.3                 -          198.4
Deferred pension asset                                144.0             -               -                 -          144.0
Deferred income taxes                                  34.3             -               -                 -           34.3
Investment in subsidiaries
  and other assets                                    994.4         546.0           326.9          (1,813.5)          53.8
                                                   --------     ---------       ---------        ----------      ---------
Total assets                                       $1,180.3     $ 1,274.9       $ 1,243.2        $ (1,813.5)     $ 1,884.9
                                                   ========     =========       =========        ==========      =========

Liabilities and
  stockholders' equity:
Accounts payable                                   $    2.5     $    92.4       $    77.4        $        -      $   172.3
Accrued liabilities                                   465.6          70.2           181.2            (522.4)         194.6
Short-term debt and current portion of
  long-term debt                                          -           9.6            18.2                 -           27.8
                                                   --------     ---------       ---------        ----------      ---------
Total current liabilities                             468.1         172.2           276.8            (522.4)         394.7
Long-term debt                                        309.4         349.9            45.1            (200.1)         504.3
Accrued postretirement
  benefits                                                -         316.8           190.4                 -          507.2
Pension liabilities                                   220.6             -               -                 -          220.6
Other long-term liabilities                             7.5          22.8            53.1                 -           83.4
                                                   --------     ---------       ---------        ----------      ---------
Total liabilities                                   1,005.6         861.7           565.4            (722.5)       1,710.2
                                                   --------     ---------       ---------        ----------      ---------
Total stockholders' equity                            174.7         413.2           677.8          (1,091.0)         174.7
                                                   --------     ---------       ---------        ----------      ---------
Total liabilities and
  stockholders' equity                             $1,180.3     $ 1,274.9       $ 1,243.2         $(1,813.5)     $ 1,884.9
                                                   ========     =========       =========         =========      =========

NOTE 10. CONTINUED

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations
For the three months ended March 31, 2003 (unaudited)

                                                   Guarantor                  Non-guarantor
(In millions)                                       Parent      Subsidiary    Subsidiaries      Eliminations   Consolidated
                                                   ---------    ----------    -------------     ------------   ------------
Sales                                              $      -     $   237.2       $   243.3        $        -      $   480.5
Cost of sales                                          25.1         239.5           201.3                 -          465.9
Selling and administrative
 expenses                                              12.7           6.0            29.0                 -           47.7
Interest expense, net                                   4.7           2.6             0.1                 -            7.4
Other income(expense)
 including equity in income of
 unconsolidated subsidiaries                            1.8          (0.2)            3.5              (4.6)           0.5
                                                   --------     ---------       ---------        ----------      ---------
Income (loss) before income
 tax provision (benefit) and cumulative
 effect of change in accounting
 principle                                            (40.7)        (11.1)           16.4              (4.6)         (40.0)
Income tax provision (benefit)                        (14.9)         (3.3)            5.5              (1.5)         (14.2)
                                                   --------     ---------       ---------        ----------      ---------
Net income (loss) before cumulative
 effect of change in accounting
 principle                                            (25.8)         (7.8)           10.9              (3.1)         (25.8)

Cumulative effect of change in accounting
 principle, net of tax                                 (1.3)            -               -                 -           (1.3)
                                                   --------     ---------       ---------        ----------      ---------
Net income (loss)                                  $  (27.1)    $    (7.8)      $    10.9        $     (3.1)     $   (27.1)
                                                   ========     =========       =========        ==========      =========

NOTE 10. CONTINUED

Condensed Statements of Cash Flows
For the three months ended March 31, 2003 (unaudited)

                                              Guarantor                  Non-guarantor
(In millions)                                  Parent      Subsidiary    Subsidiaries      Eliminations   Consolidated
                                              ---------    ----------    -------------     ------------   ------------
Cash flows provided by (used in)
  operating activities                        $    1.8     $   158.2       $    22.2        $   (137.0)     $    45.2

Cash flows provided by (used in)
  investing activities                               -          (5.9)           (3.4)              3.4           (5.9)

Cash flows provided by (used in)
  financing activities                            (2.1)       (111.8)           (7.0)            133.6           12.7
                                              --------     ---------       ---------        ----------      ---------
Increase (decrease) in cash and
  cash equivalents                            $   (0.3)    $    40.5       $    11.8        $        -      $    52.0
                                              ========     =========       =========        ==========      =========

NOTE 11. COMMITMENTS AND CONTINGENCIES

         The Company is subject to various domestic and international environmental laws and regulations that govern the discharge of pollutants into the air or water and disposal of hazardous substances, which may require that it investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including sites at which the Company has been identified as a potentially responsible party ("PRP") under the Federal Superfund laws and comparable state laws. The Company could incur substantial cleanup costs, fines, and civil or criminal sanctions, third party property damage or personal injury claims as a result of violations or liabilities under these laws or noncompliance with environmental permits required at its facilities. The Company is currently involved in the investigation and remediation of a number of the Company's current and former sites as well as third party sites under these laws.

         Environmental liabilities are recorded when the Company's liability is probable and the costs are reasonably estimable. In many cases, however, investigations are not at a stage where the Company has been able to determine whether it is liable or, if liability is probable, to reasonably estimate the loss or range of loss, or certain components thereof. Estimates of the Company's liability remain subject to additional uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluations and estimates of appropriate cleanup technology, methodology and cost, the extent of corrective actions that may be required, and the number, participation, and financial condition of other PRPs, as well as the extent of their responsibility for the remediation. Accordingly, the Company periodically reviews accruals as investigation and remediation of these sites proceed. As the Company receives new information, the Company expects that it will adjust its accruals to reflect the new information. Future adjustments could have a material adverse effect on the Company's results of operations in a given period, but the Company cannot reliably predict the amounts of such future adjustments.

         Based on currently available information, the Company does not believe that there is a reasonable possibility that a loss exceeding the amount already accrued for any of the sites with which the Company is currently associated (either individually or in the aggregate) will be an amount that would be material to a decision to buy or sell the Company's securities.

         Additional future developments, administrative actions or liabilities relating to environmental matters however could have a material adverse effect on the Company's financial condition or results of operations. At March 31, 2004, the Company's reserves for environmental remediation obligations totaled approximately $39.8 million, of which approximately $19.1 million were included in other current liabilities. The reserve includes estimated probable future costs of $12.9 million for federal Superfund and comparable state-managed sites; $9.1 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $5.9 million for owned or controlled sites at which Company operations have been discontinued; and $11.9 million for sites utilized by the Company in its ongoing operations. The Company continues to evaluate whether it may be able to recover a portion of future costs for environmental liabilities from third parties other than participating potentially responsible parties.

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

         A number of lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. Certain of such lawsuits, claims and proceedings are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company's financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Allegheny Technologies Incorporated is one of the largest and most diversified producers of specialty materials in the world. Unless the context requires otherwise, "we", "our" and "us" refer to Allegheny Technologies Incorporated and its subsidiaries.

RESULTS OF OPERATIONS

         We operate in the following three business segments, which accounted for the following percentages of total external sales for the first three months of 2004 and 2003:

                                     2004               2003
                                     ----               ----
Flat-Rolled Products                  57%                54%
High Performance Metals               31%                34%
Engineered Products                   12%                12%

         For the first three months of 2004, operating profit decreased to $0.6 million compared to $8.8 million for the same 2003 period, primarily due to higher raw material costs. Results included a LIFO inventory valuation reserve increase of $48.1 million, primarily due to the effects of rapidly rising raw materials costs, which increased approximately 30% in the first quarter 2004 compared to the fourth quarter 2003. The higher raw material costs more than offset the benefits of additional surcharges, higher base selling prices and cost reduction initiatives. Cost reductions, before the effects of inflation, totaled $26.6 million in the first quarter 2004. First quarter 2003 results included a LIFO inventory valuation reserve increase of $3.0 million. Sales increased 20% to $577.8 million for the first three months of 2004 compared to $480.5 million for the same 2003 period. During the first quarter 2004, we increased base selling prices for most of our products and implemented additional surcharges for certain raw materials for many of our products.

         Business conditions in most of our end markets reflected increased demand for many of our products during the first quarter of 2004. These improved market conditions were offset by higher raw material and retirement benefit expenses, which resulted in a net loss of $50.4 million, or $0.63 per diluted share, for the first three months of 2004 compared to a net loss before cumulative effect of a change in accounting principle of $25.8 million, or $0.32 per diluted share, for the first three months of 2003. First quarter 2004 results do not include an income tax benefit as a result of a deferred tax valuation allowance recorded in the fourth quarter 2003. First quarter 2003 results included an income tax benefit of $14.2 million, or $0.18 per share. Retirement benefit expense was $36.0 million in the first quarter of 2004, compared to $34.8 million in the comparable year ago period. Essentially all of this $1.2 million increase in expense is non-cash.

         On January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). The adoption of SFAS 143 resulted in an after-tax charge of $1.3 million or $0.02 per diluted share. This charge is reported as a cumulative effect of a change in accounting principle.

         Sales and operating profit (loss) for our three business segments are discussed below.

FLAT-ROLLED PRODUCTS SEGMENT

         Sales increased 28% to $329.6 million in the 2004 first quarter, compared to the prior year period, primarily due to improved demand from capital goods markets, and the impact of higher raw material surcharges and base selling price increases. Higher raw material and energy costs more than offset the benefits of additional surcharges, higher base selling prices and cost reduction initiatives, resulting in an operating loss of $11.0 million for the quarter, compared to an operating loss of $1.3 million in the comparable 2003 period. Higher raw material costs resulted in a LIFO inventory valuation reserve increase of $37.6 million in the first quarter 2004 compared to a LIFO inventory valuation reserve increase of $3.9 million in the comparable 2003 period. Energy costs increased by $2.4 million compared to 2003, net of approximately $0.4 million in gains from natural gas derivatives, as a result of higher natural gas and electricity prices. Results for 2004 benefited from $13 million in gross cost reductions, before the effects of inflation.

         For the first quarter of 2004, total tons shipped increased 5% compared to the same period of 2003. For the comparable periods, shipments of commodity products increased 4% and shipments of high-value products increased 7%. Average transaction prices for the comparable periods, which include raw material surcharges, were 22% higher. Average base selling prices for the first quarter of 2004, which exclude surcharges, increased by approximately 3% compared to the first quarter of 2003.

         Comparative information on the segment's products is provided in the following table (unaudited):

                                                    Three Months Ended
                                                          March 31,
                                                    -------------------         %
                                                      2004        2003        Change
                                                    -------     -------       ------
Volume (finished tons):
 Commodity                                           87,016      83,492          4
 High Value                                          37,971      35,472          7
                                                    -------     -------
 Total                                              124,987     118,964          5

Average prices (per finished ton):
 Commodity                                          $ 2,006     $ 1,563         28
 High Value                                         $ 4,081     $ 3,557         15
 Combined Average                                   $ 2,636     $ 2,158         22


HIGH PERFORMANCE METALS SEGMENT

         Sales increased 11% to $178.7 million due primarily to improved demand from the commercial aerospace market for nickel-based superalloys and titanium alloys. Our exotic alloys business continued to benefit from sustained high demand from government and high energy physics markets and corrosion markets, particularly in Asia. Operating profit declined to $7.8 million compared to $8.3 million in the year-ago period because the impact of higher raw material costs offset increased sales and the benefits of cost reduction initiatives. The rise in raw material costs resulted in a LIFO inventory valuation reserve increase of $8.6 million in 2004, compared to $1.0 million in the first quarter 2003. Results for 2004 benefited from $10 million of gross cost reductions, before the effects of inflation.

Shipments were up 3% for nickel-based and specialty steel alloys, 9% for titanium alloys, and 27% for exotic alloys compared to the same period of 2003.

Certain comparative information on the segment's major products is provided in the following table (unaudited):

                                                     Three Months Ended
                                                          March 31,
                                                     ------------------        %
                                                      2004        2003      Change
                                                     ------     -------     ------
Volume (000's pounds):
 Nickel-based and specialty steel alloys              8,944       8,692        3
 Titanium mill products                               5,023       4,615        9
 Exotic alloys                                        1,185         932       27

Average prices (per pound):
 Nickel-based and specialty steel alloys             $ 7.73     $  6.73       15
 Titanium mill products                              $11.41     $ 12.85      (11)
 Exotic alloys                                       $36.32     $ 37.75       (4)

ENGINEERED PRODUCTS SEGMENT

         Sales improved 12% to $69.5 million. Operating profit improved to $3.8 million for the first quarter of 2004 compared to $1.8 million in the prior year quarter. Higher sales volumes, improved pricing, and the benefits from cost reductions offset higher raw material costs. The rise in raw material costs resulted in an increase to the LIFO inventory valuation reserve of $1.9 million in 2004, compared to a decrease of $1.9 million in 2003. Gross cost reductions, before the effects of inflation, totaled $2 million in the first quarter 2004. Demand for tungsten products in our Metalworking Products operation remained strong from the oil and gas market and demand improved for tungsten carbide products and cutting tools due to a pickup in overall manufacturing activity. Demand improved considerably for forged products from the Class 8 truck market and for cast products from the improving manufacturing sector and transportation and wind energy markets.

CORPORATE ITEMS

         Corporate expenses increased to $5.6 million for the first quarter of 2004 compared to $4.8 million for the first quarter of 2003. This increase is due primarily to non-cash expenses associated with our stock-based long-term incentive compensation programs, which offset savings associated with reductions in staffing and other efforts to control costs at the corporate office. Net interest expense increased to $8.2 million for the first quarter of 2004 from $7.4 million for the same period last year. The increase was primarily due to higher costs associated with the secured credit facility we entered into in June 2003. Our "receive fixed, pay floating" interest rate swap contracts for $150 million related to the $300 million, 8.375%, ten-year Notes, which effectively convert this portion of the Notes to variable rate debt, decreased interest expense by $1.7 million in both periods, compared to the fixed interest expense of the Notes that would otherwise be applicable.

         Retirement benefit expense was $36.0 million in the first quarter 2004, compared to $34.8 million in the first quarter 2003. Pension expense decreased to $19.0 million for the 2004 first quarter from $23.4 million for same period of last year as actual returns on pension assets in 2003 were higher than expected, partially offset by the use in 2004 of a lower assumed discount rate to value pension benefit liabilities. However, other postretirement benefit expense increased for the 2004 first quarter to $17.0 million from $11.4 million in the comparable 2003 period as a result of a projected rise in medical cost inflation and a lower assumed discount rate. Approximately $29.7 million of the first quarter 2004 retirement benefit expense was non-cash. The 2004 retirement benefit expense does not include the expected favorable impact on our postretirement medical expense from the enactment of the Federal Medicare prescription drug benefit program in December 2003, pending final authoritative accounting guidance regarding how the benefit is to be recognized in the financial statements. For the first quarter 2004, retirement benefit expense increased cost of sales by $27.6 million, and selling and administrative expenses by $8.4 million. For the first quarter 2003, retirement benefit expense increased cost of sales by $24.4 million, and selling and administrative expenses by $10.4 million.

         We are not required to make cash contributions to the defined benefit pension plan for 2004 and, based upon current actuarial studies, we do not expect to be required to make cash contributions to the defined benefit pension plan during the next several years.

INCOME TAXES

         First quarter 2004 results do not include an income tax benefit as a result of a deferred tax valuation allowance recorded in the fourth quarter 2003. The valuation allowance was recorded in accordance with SFAS No. 109, "Accounting for Income Taxes", based upon the results of our quarterly evaluation concerning the estimated probability that the net deferred tax asset would be realizable. We are required to maintain a valuation allowance until a realization event occurs to support reversal of all or a portion of the allowance. Our effective tax rate was a benefit of 35.5% for the 2003 first quarter. We received federal income tax refunds of $6.9 million and $48.3 million in the 2004 and 2003 first quarters, respectively. Under current tax laws we are substantially unable to carry-back any current year or future year tax losses to prior periods to obtain cash refunds of taxes paid during those periods. Current year tax losses, if any, can be carried forward for up to 20 years and applied against any taxes owed in those future years.

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

FINANCIAL CONDITION AND LIQUIDITY

CASH FLOW AND WORKING CAPITAL

         During the three months ended March 31, 2004, cash used by operations was $0.2 million, due primarily to a $75.4 million increase in managed working capital in the quarter, partially offset by the receipt of a $6.9 million Federal income tax refund pertaining to our 2003 tax return. Capital expenditures of $12.1 million, and $3.1 million of net debt repayments were the principal investing and financing activities, respectively. At March 31, 2004, cash and cash equivalents totaled $67.3 million, a decrease of $12.3 million from December 31, 2003.

         As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable and gross inventories, less accounts payable. In measuring performance in controlling this managed working capital, we exclude the effects of LIFO inventory valuation reserves, excess and obsolete inventory reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. At March 31, 2004, managed working capital was 26.4% of annualized sales compared to 30.7% of annualized sales at December 31, 2003. During the first three months of 2004, managed working capital increased by $75.4 million, to $650.9 million. The increase in managed working capital from December 31, 2003 was due to increased accounts receivable, which reflects the higher level of sales in the first quarter 2004 compared to the fourth quarter 2003, and increased inventory, mostly as a result of higher raw material costs, which was partially offset by increased accounts payable. The majority of the increase in raw material costs should be recovered through surcharges.

The components of managed working capital were as follows:

(Unaudited, in millions)                       March 31,   December 31,
                                                 2004         2003
                                               --------    ------------
Accounts receivable                            $  311.0     $  248.8
Inventories                                       366.9        359.7
Accounts payable                                 (219.4)      (172.3)
                                               --------     --------
Subtotal                                          458.5        436.2

Allowance for doubtful accounts                    11.0         10.2
LIFO reserves                                     159.8        111.7
Corporate and other                                21.6         17.4
                                               --------     --------
Managed working capital                        $  650.9     $  575.5
                                               ========     ========

Annualized prior 2 months sales                $2,463.0     $1,874.0
                                               ========     ========

Managed working capital as a
  % of annualized sales                            26.4%        30.7%

         Capital expenditures for 2004 are expected to be between $60 and $70 million, of which $12.1 million had been expended in the 2004 first quarter. Capital expenditures primarily relate to the upgrade of our flat-rolled products melt shop located in Brackenridge, PA and investments to enhance the high performance metals capabilities of our high performance metals long products rolling mill facility located in Richburg, SC.

         A regular quarterly dividend of $0.06 per share of common stock was declared on March 11, 2004, payable to stockholders of record at the close of business on March 22, 2004. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate.

DEBT

         At March 31, 2004, we had $534.2 million in total outstanding debt, largely unchanged from the $532.1 million at December 31, 2003. The increase in debt was due to fair value adjustments related to interest rate swap contracts on our $300 million, 8.375% ten year Notes, due December 15, 2011, which offset a net decrease in other debt of $3.1 million. We repaid $9.5 million in industrial revenue bonds, and borrowed $6.5 million, net, at our STAL joint venture.

         Interest rate swap contracts are used from time-to-time to manage our exposure to interest rate risks. At the end of the 2002 first quarter, we entered into interest rate swap contracts with respect to a $150 million notional amount related to our Notes, which involved the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the contracts without an exchange of the underlying principal amount. These contracts were designated as fair value hedges. As a result, changes in the fair value of the swap contracts and the underlying fixed rate debt are recognized in the statement of operations. In the 2003 first quarter, we terminated the majority of these interest rate swap contracts and received $14.6 million in cash. The gain on settlement remains a component of the reported balance of the Notes ($313.1 million at March 31, 2004, including fair value adjustments), and is being ratably recognized as a reduction to interest expense over the remaining life of the Notes, which is approximately eight years.

         In the 2003 first quarter, we entered into new "receive fixed, pay floating" interest rate swap arrangements related to the Notes which re-established, in total, the $150 million notional amount which effectively converted this portion of the Notes to variable rate debt. Including accretion of the gain on termination of the swap contracts described above, the result of the "receive fixed, pay floating" arrangements was a decrease in interest expense of $1.7 million for both the 2004 and 2003 first quarters, compared to the fixed interest expense of the Notes that would otherwise have been realized. At March 31, 2004, the adjustment of these swap contracts to fair market value resulted in the recognition of an asset of $5.4 million on the balance sheet, included in other assets, with an offsetting increase in long-term debt.

         We did not borrow funds under our domestic credit facilities during the 2004 first quarter, or during all of 2003 or 2002. We have a $325 million four-year senior secured domestic revolving credit facility ("the facility"), which expires in June 2007, and which is secured by all accounts receivable and inventory of our U.S. operations, and includes capacity for up to $150 million in letters of credit. Outstanding letters of credit issued under the facility at March 31, 2004 were approximately $94 million. The secured credit facility limits capital expenditures, investments and acquisitions of businesses, new indebtedness, asset divestitures, payment of dividends, and common stock repurchases which we may incur or undertake during the term of the facility without obtaining permission of the lending group. In addition, the secured credit facility contains a financial covenant, which is not measured unless our undrawn availability under the facility is less than $150 million. This financial covenant, when measured, requires us to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") to fixed charges of at least 1.0 to
1.0. EBITDA is adjusted for non-cash items such as income/loss on investments accounted for under the equity method of accounting, non-cash pension expense/income, and that portion of retiree medical and life insurance expenses paid from the our VEBA trust. EBITDA is reduced by capital expenditures and cash taxes paid, and increased for cash tax refunds. Fixed charges include gross interest expense, dividends paid and scheduled debt payments. Our ability to borrow under the secured credit facility in the future could be adversely affected if we fail to maintain the applicable covenants under the agreement governing the facility. At March 31, 2004, our undrawn availability under the facility, which is calculated including outstanding letters of credit and domestic cash on hand, was $259 million, and the amount that we could borrow at that date prior to requiring the application of a financial covenant test was $109 million. We expect our undrawn availability will decrease by up to $33 million in connection with the planned appeal of an unfavorable jury verdict received on March 10, 2004 concerning litigation between our wholly-owned subsidiary TDY Industries, Inc. and the San Diego Unified Port District involving a lease of property. This matter is more fully described in our Report on Form 10-K for the year ended December 31, 2003.

         During the next several months, due to rising raw material prices and improving business volumes, we expect to maintain a lower domestic cash balance from 2003 year end levels, and we may borrow funds from the secured facility from time-to-time to support working capital requirements or investment opportunities. We believe that internally generated funds, current cash on hand and capacity provided from our secured credit facility will be adequate to meet our foreseeable liquidity needs.

CRITICAL ACCOUNTING POLICIES

INVENTORY

         Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO) and average cost methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values. In a period when raw material or other costs are extremely volatile, the use of the LIFO inventory method may result in cost of sales expense which is not indicative of cash costs during that period. In a period of rising prices, cost of sales expense is typically higher than the cash costs, and inventory as presented on the balance sheet is typically lower than it would be under most alternative costing methods.

         Selling prices for the majority of our stainless products include surcharges for raw materials. These surcharges have been effective in helping to offset the impact of increased raw material costs we have experienced in the 2004 first quarter on a cash basis. The majority of raw material surcharges, which prevail throughout the stainless steel industry, are structured to recover cash costs for the raw materials incurred to produce the products shipped. For example the surcharge for nickel, which is a significant raw material used in the production of stainless steel, is included in current month's selling price based upon the average cost for nickel as priced on the London Metals Exchange (plus a margin for handling and delivery) for the period two months prior to shipment. This two-month lag convention is used to align the cost of the raw material melted to the transaction price to the customer. While the surcharge formula is effective in recovering the cash costs for raw materials, it by design approximates the production cycle.

         We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting reserve, if any, is recognized as an expense in the period that the need for the reserve is identified. It is our general policy to write-down to scrap value any inventory that is identified as obsolete and any inventory that has aged or has not moved in more than twelve months. In some instances this criterion is up to twenty-four months.

INCOME TAXES

         Deferred income taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes, or differences between the fair value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income taxes represent future tax benefits (assets) or costs (liabilities) to be recognized when those temporary differences reverse. We evaluate on a quarterly basis whether, based on all available evidence, we believe that our deferred income tax assets will be realizable. Valuation allowances are established when it is estimated that it is probable (more likely than not) that the tax benefit of the deferred tax asset will not be realized. The evaluation, as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," includes the consideration of all available evidence, both positive and negative, regarding historical operating results including recent years with reported losses, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused. Future realization of deferred income tax assets ultimately depends upon the existence of sufficient taxable income within the carryback, carryforward period available under tax law.

         The recognition of a valuation allowance is recorded as a non-cash charge to the income tax provision with an offsetting reserve against the deferred income tax asset. Should we generate pretax losses in future periods, a tax benefit would not be recorded and the valuation allowance recorded would increase. Under these circumstances the net loss recognized and net loss per share for that period would be larger than a comparable period when a favorable tax benefit was recorded. However, tax provisions or benefits would continue to be recognized, as appropriate, on state and local taxes, and taxes related to foreign jurisdictions. The recognition of a valuation allowance does not affect our ability to utilize the deferred tax asset in the future. The valuation allowance could be reduced or increased in future years if the estimated realizability of the deferred income tax asset changes, based upon consideration of all available evidence, including changes in the carryback period available under tax law.

         At March 31, 2004, we had a net deferred income tax asset, net of deferred income tax liabilities, of $34.3 million. This net deferred income tax asset is presented net of a valuation allowance for certain tax benefits that are not currently expected to be realized. A significant portion of our deferred income tax asset relates to postretirement employee benefit obligations, which have been recognized for financial reporting purposes but are not deductible for income tax reporting purposes until the benefits are paid. These benefit payments are expected to occur over an extended period of years. We have not had a federal net operating loss or tax credit carryforward expire unutilized.

RETIREMENT BENEFITS

         We have defined benefit pension plans and defined contribution plans covering substantially all of our employees. We have not made contributions to the U.S. defined benefit pension plan in the past several years. We are not required to make a contribution to the U.S. defined benefit pension plan for 2004, and, based upon current actuarial analyses and forecasts, we do not expect to be required to make cash contributions to the U.S. defined benefit pension plan for at least the next several years.

         We account for our defined benefit pension plans in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" ("SFAS 87"), which requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. A significant element in determining our pension (expense) income in accordance with SFAS 87 is the expected investment return on plan assets. In establishing the expected return on plan investments, which is reviewed annually in the fourth quarter, we take into consideration types of securities the plan investments are invested in, how those investments have performed historically, and expectations for how those investments will perform in the future. For 2004 and 2003, our expected return on pension plan investments is 8.75%. The cumulative difference between this expected return and the actual return on plan assets is deferred and amortized into pension income or expense over future periods. The expected return on plan assets can vary significantly from year-to-year since the calculation is dependent on the market value of plan assets as of the end of the preceding year. Accounting principles generally accepted in the United States allow companies to calculate the expected return on pension assets using either an average of fair market values of pension assets over a period not to exceed five years, which reduces the volatility in reported pension income or expense, or their fair market value at the end of the previous year. However, the Securities and Exchange Commission currently does not permit companies to change from the fair market value at the end of the previous year methodology, which is the methodology that we use, to an averaging of fair market values of plan assets methodology. As a result, our results of operations and those of other companies, including companies with which we compete, may not be comparable due to these different methodologies in calculating the expected return on pension investments.

         At the end of November each year, we determine the discount rate to be used to value pension plan liabilities. In accordance with SFAS 87, the discount rate reflects the current rate at which the pension liabilities could be effectively settled. In estimating this rate, we receive input from our actuaries regarding the rates of return on high quality, fixed-income investments with maturities matched to the expected future retirement benefit payments. Based on this assessment at the end of November 2003, we established a discount rate of 6.5% for valuing the pension liabilities as of the end of 2003, and for determining the pension expense for 2004. We had previously assumed a discount rate of 6.75% for 2002, which determined the 2003 expense. The effect of lowering the discount rate will increase annual pension expense by approximately $4 million in 2004. The effect on pension liabilities for changes to the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, are deferred and amortized over future periods in accordance with SFAS 87.

         Accounting standards require a minimum pension liability be recorded when the value of pension assets is less than the accumulated benefit obligation ("ABO") at the annual measurement date. As of November 30,

2003, our measurement date for pension accounting, the value of the accumulated pension benefit obligation (ABO) exceeded the value of pension investments by approximately $195 million. In accordance with accounting standards, the charge against stockholders' equity is adjusted in the fourth quarter to reflect the value of pension assets compared to the ABO as of the end of November. If the level of pension assets exceeds the ABO as of a future measurement date, the full charge against stockholders' equity would be reversed.

         We also sponsor several postretirement plans covering certain hourly and salaried employees and retirees. These plans provide health care and life insurance benefits for eligible employees. In certain plans, our contributions towards premiums are capped based upon the cost as of a certain date, thereby creating a defined contribution. For the non-collectively bargained plans, we maintain the right to amend or terminate the plans in the future. We account for these benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"), which requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as benefits are paid. We use actuarial assumptions, including the discount rate and the expected trend in health care costs, to estimate the costs and benefits obligations for the plans. The discount rate, which is determined annually at the end of November of each year, is developed based upon rates of return on high quality, fixed-income investments. At the end of 2003, we determined this rate to be 6.5%, a reduction from a 6.75% discount rate in 2002. The effect of lowering the discount rate to 6.5% from 6.75% increased 2003 postretirement benefit liabilities by approximately $22 million, and 2004 expenses are expected to increase by approximately $3 million. Based upon significant cost increases quoted by our medical care providers and predictions of continued significant medical cost inflation in future years, the annual assumed rate of increase in the per capita cost of covered benefits for health care plans was 10.4% for 2004 and was assumed to gradually decrease to 5.0% in the year 2014 and remain level thereafter.

         The Other Postretirement Benefits obligation, and postretirement benefit expense recognized through March 31, 2004, does not include the expected favorable impact of the Medicare Prescription Drug, Improvement and Modernization Act, which was enacted on December 8, 2003. The Act provides for a federal subsidy, with tax-free payments commencing in 2006, to sponsors of retiree health care benefits plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law. Based upon estimates from our actuaries, we expect that the federal subsidy included in the law will result in a reduction in the Other Postretirement Benefits obligation of up to $70 million. This reduction is not reflected in the financial statements or in estimates of 2004 expense because final authoritative accounting guidance regarding how the benefit is to be recognized in the financial statements is pending.

         Certain of these postretirement benefits are funded using plan investments held in a VEBA trust. The expected return on plan investments is a significant element in determining postretirement benefits expenses in accordance with SFAS 106. In establishing the expected return on plan investments, which is reviewed annually in the fourth quarter, we take into consideration the types of securities the plan investments are invested in, how those investments have performed historically, and expectations for how those investments will perform in the future. For 2003, as a result of a reduction in the percentage of the VEBA's private equity investments, we lowered our expected return on investments held in the VEBA trust to 9%. A 15% return on investments was assumed in prior years. This assumed long-term rate of return on investments is applied to the market value of plan investments at the end of the previous year. This produces the expected return on plan investments that is included in annual postretirement benefits expenses for the current year. The effect of lowering the expected return on plan investments resulted in an increase in annual postretirement benefits expense of approximately $7 million for 2003. Our expected return on investments in the VEBA trust remains 9% for 2004.

ASSET IMPAIRMENT

         We monitor the recoverability of the carrying value of our long-lived assets. An impairment charge is recognized when the expected net undiscounted future cash flows from an asset's use (including any proceeds from disposition) are less than the asset's carrying value, and the asset's carrying value exceeds its fair value. Changes in the expected use of a long-lived asset group, and the financial performance of the long-lived asset group and its operating segment, are evaluated as indicators of possible impairment. Future cash flow value may include appraisals for property, plant and equipment, land and improvements, future cash flow estimates from operating the long-lived assets, and other operating considerations.

         Goodwill is required to be reviewed annually, or more frequently if impairment indicators arise. The impairment test for goodwill is a two-step process. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this comparison reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of the fair value of the reporting unit over the fair value of all recognized and unrecognized assets and liabilities.

         Our evaluation of goodwill for possible impairment includes estimating the fair market value of each of the reporting units which have goodwill associated with their operations using discounted cash flow and multiples of cash earnings valuation techniques, plus valuation comparisons to recent public sale transactions of similar businesses, if any. These valuation methods require us to make estimates and assumptions regarding future operating results, cash flows including changes in working capital and capital expenditures, selling prices, profitability, and the cost of capital. Although we believe that the estimates and assumptions used were reasonable, actual results could differ from those estimates and assumptions.

OTHER

         A summary of other significant accounting policies is discussed in Note 1 in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

OTHER MATTERS

J&L Specialty Steel Transaction

         On February 17, 2004, we announced that an Asset Purchase Agreement was signed with Arcelor S. A. ("Arcelor") and J&L Specialty Steel, LLC under which a wholly owned ATI subsidiary will acquire substantially all of the assets of J&L Specialty Steel. J&L Specialty Steel is a leading manufacturer of flat-rolled stainless steel products, and is a wholly owned subsidiary of Arcelor. Since that date, we announced that several conditions to the acquisition have been successfully completed. These conditions included completion of integration trials which tested the combined operational capabilities of Allegheny Ludlum and J&L Specialty Steel, completion of business and legal due diligence, the grant by the U.S. Department of Justice of our request for early termination of its review of the acquisition under the Hart-Scott-Rodino Antitrust Improvements Act, and the consent to the acquisition by our lenders under our senior secured domestic revolving credit facility. The lenders' consent is set forth in an amendment to the credit facility, which will become effective upon the closing of the purchase of the J&L assets. The transaction, which is targeted for closing on May 3, 2004, remains subject to negotiation and ratification of new collective bargaining agreements with the United Steelworkers of America ("USWA"). The purchase price for the assets acquired will be determined under the Asset Purchase Agreement based upon the net working capital of J&L Specialty Steel, and will include $7.5 million in cash at closing, up to $7.5 million payable in one year, and the remaining amount payable in installments through 2011.

Product Pricing

         Intense competition and excess manufacturing capacity in the commodity stainless steel industry have resulted in reduced prices over the last few years, excluding raw material surcharges, for many of our stainless steel products. As a result of these factors, our revenues, operating results and financial condition have been and may continue to be adversely affected.

         Although inflationary trends in recent years have been moderate, during the same period certain critical raw material costs, such as nickel and scrap containing iron and nickel, have been volatile. While we are able to mitigate some of the adverse impact of rising raw material costs through surcharges to customers, rapid increases in raw material costs adversely affect our results of operations.

         We change prices on certain of our products from time to time. The ability to implement price increases is dependent on market conditions, economic factors, raw material costs and availability, competitive factors, operating costs and other factors, some of which are beyond our control. The benefits of any price increases may be delayed due to long manufacturing lead times and the terms of existing contracts.

Volatility of Prices of Critical Raw Materials; Unavailability of Raw Materials

         We rely to a substantial extent on outside vendors to supply certain raw materials that are critical to the manufacture of products. Purchase prices and availability of these critical raw materials are subject to volatility. At any given time, we may be unable to obtain an adequate supply of these critical raw materials on a timely basis, on price and other terms acceptable, or at all.

         If suppliers increase the price of critical raw materials, we may not have alternative sources of supply. In addition, to the extent that we have quoted prices to customers and accepted customer orders for products prior to purchasing necessary raw materials, we may be unable to raise the price of products to cover all or part of the increased cost of the raw materials.

         The manufacture of some of our products is a complex process and requires long lead times. As a result, we have in the past and may in the future experience delays or shortages in the supply of raw materials. If unable to obtain adequate and timely deliveries of required raw materials, we may be unable to timely manufacture sufficient quantities of products. This could cause us to lose sales, incur additional costs, delay new product introductions and suffer harm to our reputation.

         We acquire certain important raw materials that we use to produce specialty materials, including nickel, chrome, cobalt, titanium sponge and ammonia paratungstate, from foreign sources. Some of these sources operate in countries that may be subject to unstable political and economic conditions. These conditions may disrupt supplies or affect the prices of these materials.

Volatility of Energy Prices; Availability of Energy Resources

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

Labor Matters

         We have approximately 8,800 employees. A portion of our workforce is represented under various collective bargaining agreements, principally with the USWA, including: approximately 3,000 Allegheny Ludlum production, office and maintenance employees covered by collective bargaining agreements between Allegheny Ludlum and the USWA, which are effective through June 2007; approximately 165 Oremet employees covered by a collective bargaining agreement with the USWA which is effective through June 2007; and approximately 600 Wah Chang employees covered by a collective bargaining agreement with the USWA which continues through March 2008. Negotiations are ongoing for a new collective bargaining agreement with the USWA affecting approximately 100 employees at the Casting Service facility in LaPorte, IN. We have requested the re-opening of labor agreements with the USWA pertaining to the Allegheny Ludlum and Oremet operations, and the successful negotiation and ratification of new labor agreements with Allegheny Ludlum is a pre-condition of closing the J&L Specialty Steel acquisition. Discussions with the USWA on this matter are ongoing.

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

Environmental

         When it is probable that a liability has been incurred or an asset has been impaired, we recognize a loss if the amount of the loss can be reasonably estimated.

         We are subject to various domestic and international environmental laws and regulations that govern the discharge of pollutants into the air or water and the disposal of hazardous substances, which may require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including sites at which we have been identified as a potentially responsible party ("PRP") under the Federal Superfund laws, and comparable state laws. We could incur substantial cleanup costs, fines and civil or criminal sanctions, third party property damage or personal injury claims as a result of violations or liabilities under these laws or non-compliance with environmental permits required at our facilities. We are currently involved in the investigation and remediation of a number of our current and former sites as well as third party sites under these laws.

         With respect to proceedings brought under the Federal Superfund laws, or similar state statutes, we have been identified as a PRP at approximately 33 of such sites, excluding those at which we believe we have no future liability. Our involvement is limited or de minimis at approximately 15 of these sites, and the potential loss exposure with respect to any of the remaining 18 individual sites is not considered to be material.

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

         Environmental liabilities are recorded when our liability is probable and the costs are reasonably estimable. In many cases, investigations are not at a stage where we are able to determine whether we are liable or, if liability is probable, to reasonably estimate the loss, or certain components thereof. Accordingly, as investigation and remediation of these sites proceed and as we receive new information, we expect that we will adjust our accruals to reflect the new information. Future adjustments could have a material adverse effect on our results of operations in a given period, but we cannot reliably predict the amounts of such future adjustments. At March 31, 2004, our reserves for environmental matters totaled approximately $39.8 million.

         Environmental liabilities are recorded when our liability is probable and the costs are reasonably estimable, but generally not later than the completion of the feasibility study or our recommendation of a remedy or commitment to an appropriate plan of action. The accruals are reviewed periodically and, as investigations and remediations proceed, adjustments are made as necessary. Accruals for losses from environmental remediation obligations do not take into account the effects of inflation, and anticipated expenditures are not discounted to their present value. The accruals are not reduced by possible recoveries from insurance carriers or other third parties, but do reflect allocations among PRPs at Federal Superfund sites or similar state-managed sites after an assessment is made of the likelihood that such parties will fulfill their obligations at such sites and after appropriate cost-sharing or other agreements are entered. Our measurement of environmental liabilities is based on currently available facts, present laws and regulations, and current technology. Such estimates take into consideration our prior experience in site investigation and remediation, the data concerning cleanup costs available from other companies and regulatory authorities, and the professional judgment of our environmental experts in consultation with outside environmental specialists, when necessary. Estimates of our liability are further subject to additional uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluations and estimates of appropriate cleanup technology, methodology and cost, the extent of corrective actions that may be required, and the participation, number and financial condition of other PRPs, as well as the extent of their responsibility for the remediation.

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

FORWARD-LOOKING AND OTHER STATEMENTS

         From time to time, we have made and may continue to make "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements in this report relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as "anticipates," "believes," "estimates," "expects," "would," "should," "will," "will likely result," "forecast," "outlook," "projects," and similar expressions. Such forward-looking statements are based on management's current expectations and include known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results or performance to materially differ from any future results or performance expressed or implied by such statements. Various of these factors are described from time to time in our filings with the Securities and Exchange Commission, including our Report on Form 10-K for the year ended December 31, 2003. We assume no duty to update our forward-looking statements.

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

         While we enter into raw materials futures contracts from time to time to hedge exposure to price fluctuations, such as for nickel, we cannot be certain that our hedge position adequately reduces exposure. We believe that we have adequate controls to monitor these contracts, but we may not be able to accurately assess exposure to price volatility in the markets for critical raw materials.

         In addition, although we occasionally use raw materials surcharges to offset the impact of increased costs, competitive factors in the marketplace can limit our ability to institute such surcharges, and there can be a delay between the increase in the price of raw materials and the realization of the benefit of surcharges. For example, since we generally use in excess of 35,000 tons of nickel each year, a hypothetical change of $1.00 per pound in nickel prices would result in increased costs of approximately $70 million. In addition, we also use in excess of 270,000 tons of ferrous scrap in the production of our Flat-Rolled products. During 2003 and entering into 2004, ferrous scrap prices have increased significantly. A hypothetical change of $10.00 per ton would result in increased costs of approximately $2.7 million.

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

         At March 31, 2004, we had aggregate consolidated indebtedness of approximately $534 million, most of which bears interest at fixed rates. In a period of declining interest rates, we face the risk of required interest payments exceeding those based on the then current market rate. From time-to-time, we enter into interest rate swap contracts to manage our exposure to interest rate risks. At March 31, 2004, we had entered into "receive fixed, pay floating" arrangements for $150 million related to our 8.375% ten-year Notes, which effectively convert this portion of the Notes to variable rate debt. These contracts are designated as fair value hedges. As a result, changes in the fair value of the swap contracts and the underlying fixed rate debt are recognized in the statement of operations. Including accretion of the gain on termination of the swap contracts, the result of the "receive fixed, pay floating" arrangements was a decrease in interest expense of $1.7 million for the 2004 first quarter compared to the fixed interest expense of the Notes. At March 31, 2004, the adjustment of these swap contracts to fair market value resulted in the recognition of an asset of $5.4 million on the balance sheet, included in other assets, with an offsetting increase in long-term debt.

         We believe that adequate controls are in place to monitor these hedging activities. However, many factors, including those beyond our control such as changes in domestic and foreign political and economic conditions, as well as the magnitude and timing of interest rate, energy price and nickel price changes, could adversely affect these activities.

         We market our products to a diverse customer base, principally throughout the United States. Trade credit is extended based upon evaluations of each customer's ability to perform its obligations, which are updated periodically. Sales of our products are dependent upon the economic condition of the markets in which we serve. Difficulties and uncertainties in the business environment may affect our customer's creditworthiness and ability to pay their obligations.

ITEM 4. CONTROLS AND PROCEDURES

         (a)      Evaluation of Disclosure Controls and Procedures

         Our Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of March 31, 2004, and they concluded that these controls and procedures are effective.

         (b)      Changes in Internal Controls

         There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to March 31, 2004.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         A number of lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. Certain of such lawsuits, claims and proceedings are described in our Annual Report on Form 10-K for the year ended December 31, 2003. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company's financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  31.1 Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a - 14(a) or 15d - 14(a) (filed herewith).

                  31.2 Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a - 14(a) or 15d - 14(a) (filed herewith).

                  32.1 Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).

         (b)      Current Reports on Form 8-K filed by the Company

                  Filing Date           Nature of the Report

                  January 21, 2004      Press Release, dated January 21, 2004,
                                        regarding fourth quarter 2003 results of operations and financial condition.

                  February 17, 2004     Press Release, dated February 17, 2004,
                                        announcing an agreement to acquire the
                                        assets of J&L Specialty Steel, LLC and
                                        related Asset Purchase Agreement dated
                                        February 16, 2004.

                  February 18, 2004     Amends and restates in its entirety the
                                        Report on Form 8-K filed earlier on
                                        February 17, 2004, regarding the Press
                                        Release, dated February 17, 2004,
                                        announcing an agreement to acquire the
                                        assets of J&L Specialty Steel, LLC and
                                        related Asset Purchase Agreement dated
                                        February 16, 2004.

                  March 11, 2004        Press Release, dated March 11, 2004,
                                        announcing an unfavorable jury verdict
                                        in litigation between TDY Industries,
                                        Inc., an ATI subsidiary, and the San
                                        Diego Unified Port District concerning
                                        lease of a property in San Diego, CA.

                  April 2, 2004         Press Release, dated April 1, 2004,
                                        concerning the first quarter 2004 and
                                        updating the status of the previously
                                        announced J&L Specialty Steel Asset
                                        Purchase Agreement dated February 16,
                                        2004.

                  April 21, 2004        Press Release, dated April 21, 2004,
                                        regarding first quarter 2004 results of
                                        operations and financial condition.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      ALLEGHENY TECHNOLOGIES INCORPORATED
                                  (REGISTRANT)

Date: April 28, 2004                By /s/ Richard J. Harshman
                                       -----------------------------------------
                                       Richard J. Harshman
                                       Executive Vice President-Finance and
                                       Chief Financial Officer
                                       (Principal Financial Officer and
                                       Duly Authorized Officer)

Date: April 28, 2004                By /s/ Dale G. Reid
                                       -----------------------------------------
                                       Dale G. Reid
                                       Vice President, Controller and
                                       Chief Accounting Officer and Treasurer
                                       (Principal Accounting Officer)

                                  EXHIBIT INDEX

         31.1 Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a - 14(a) or 15d - 14(a) (filed herewith).

         31.2 Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a - 14(a) or 15d - 14(a) (filed herewith).

         32.1 Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).