Form 10-Q
period 2004-06-30
ALLEGHENY TECHNOLOGIES INC
filed 2004-07-30
CIK 1018963

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to _____

                         Commission File Number 1-12001

                       ALLEGHENY TECHNOLOGIES INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       25-1792394
-------------------------------                   ---------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

           1000 Six PPG Place
        Pittsburgh, Pennsylvania                           15222-5479
----------------------------------------       ---------------------------------
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

Yes (X) No ( )

      Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).

Yes (X) No ( )

At July 28, 2004, including the effects of the July 2004 common stock offering of 13,800,000 shares, the registrant had outstanding 95,282,975 shares of its Common Stock.

                       ALLEGHENY TECHNOLOGIES INCORPORATED
                                  SEC FORM 10-Q
                           QUARTER ENDED JUNE 30, 2004

                                      INDEX

                                                                                  Page No.
PART I. - FINANCIAL INFORMATION

       Item 1.      Financial Statements

       Consolidated Balance Sheets                                                   3

       Consolidated Statements of Operations                                         4

       Consolidated Statements of Cash Flows                                         5

       Notes to Consolidated Financial Statements                                    6

       Item 2.      Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                                   26

       Item 3.      Quantitative and Qualitative
                    Disclosures About Market Risk                                   44

       Item 4.      Controls and Procedures                                         46

PART II. - OTHER INFORMATION

       Item 1.      Legal Proceedings                                               46

       Item 4.      Submission of Matters to a Vote of
                    Security Holders                                                47

       Item 6.      Exhibits and Reports on Form 8-K                                47

SIGNATURES                                                                          49

EXHIBIT INDEX                                                                       50

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

              ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (In millions, except share and per share amounts)

                                                                               June 30,          December 31,
                                                                                 2004               2003
                                                                                 ----               ----
                                                                             (Unaudited)          (Audited)
ASSETS
Cash and cash equivalents                                                    $       64.0        $       79.6
Accounts receivable, net                                                            337.8               248.8
Inventories, net                                                                    451.1               359.7
Income tax refunds                                                                    0.3                 7.2
Prepaid expenses and other current assets                                            33.9                48.0
                                                                             ------------        ------------
     Total Current Assets                                                           887.1               743.3
Property, plant and equipment, net                                                  733.4               711.1
Cost in excess of net assets acquired                                               201.3               198.4
Deferred pension asset                                                              144.0               144.0
Deferred income taxes                                                                34.3                34.3
Other assets                                                                         58.5                53.8
                                                                             ------------        ------------
     TOTAL ASSETS                                                            $    2,058.6        $    1,884.9
                                                                             ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                             $      245.5        $      172.3
Accrued liabilities                                                                 211.9               194.6
Short-term debt and current portion
   of long-term debt                                                                 35.9                27.8
                                                                             ------------        ------------
     Total Current Liabilities                                                      493.3               394.7
Long-term debt                                                                      551.6               504.3
Accrued postretirement benefits                                                     476.2               507.2
Pension liabilities                                                                 281.4               220.6
Other long-term liabilities                                                         106.4                83.4
                                                                             ------------        ------------
     TOTAL LIABILITIES                                                            1,908.9             1,710.2
                                                                             ------------        ------------
STOCKHOLDERS' EQUITY:

Preferred stock, par value $0.10: authorized-
   50,000,000 shares; issued-none                                                      --                  --
Common stock, par value $0.10, authorized-500,000,000
   shares; issued-98,951,490 shares at June 30, 2004 and December 31, 2003;
   outstanding-81,381,624 shares at June 30, 2004 and 80,654,861 shares
   at December 31, 2003                                                               9.9                 9.9
Additional paid-in capital                                                          481.2               481.2
Retained earnings                                                                   438.9               483.8
Treasury stock: 17,569,866 shares at
   June 30, 2004 and 18,296,629 shares
   at December 31, 2003                                                            (440.1)             (458.4)
Accumulated other comprehensive
   loss, net of tax                                                                (340.2)             (341.8)
                                                                             ------------        ------------
     Total Stockholders' Equity                                                     149.7               174.7
                                                                             ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $    2,058.6        $    1,884.9
                                                                             ============        ============

The accompanying notes are an integral part of these statements.

              ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In millions except per share amounts)
                                   (Unaudited)

                                                  Three Months Ended         Six Months Ended
                                                       June 30,                  June 30,
                                                ----------------------    ----------------------
                                                   2004        2003         2004         2003
                                                ---------    ---------    ---------    ---------
Sales                                           $   646.5    $   489.9    $ 1,224.3    $   970.4

Costs and expenses:
  Cost of sales                                     593.9        469.1      1,161.3        935.0
  Selling and administrative
   expenses                                          57.8         53.4        111.5        101.1
  Curtailment gain, net of
   restructuring costs                              (40.4)          --        (40.4)          --
                                                ---------    ---------    ---------    ---------
Income (loss) before interest,
  other income, and income taxes                     35.2        (32.6)        (8.1)       (65.7)

Interest expense, net                                 7.8          8.4         16.0         15.8
Other income (expense)                               (0.8)         0.2          0.3          0.7
                                                ---------    ---------    ---------    ---------
Income (loss) before income tax
  benefit and cumulative effect of
  change in  accounting principle                    26.6        (40.8)       (23.8)       (80.8)

Income tax benefit                                     --        (14.8)          --        (29.0)
                                                ---------    ---------    ---------    ---------
Net income (loss) before cumulative
  effect of change in accounting
  principle                                          26.6        (26.0)       (23.8)       (51.8)
Cumulative effect of change in
  accounting principle, net of tax                     --           --           --         (1.3)
                                                ---------    ---------    ---------    ---------
Net income (loss)                               $    26.6    $   (26.0)   $   (23.8)   $   (53.1)
                                                =========    =========    =========    =========

Basic net income (loss) per
  common share before cumulative
  effect of change in accounting
  principle                                     $    0.33    $   (0.32)   $   (0.30)   $   (0.64)
Cumulative effect of change in
  accounting principle, net of tax                     --           --           --        (0.02)
                                                ---------    ---------    ---------    ---------
Basic net income (loss) per common
  share                                         $    0.33    $   (0.32)   $   (0.30)   $   (0.66)
                                                =========    =========    =========    =========
Diluted net income (loss) per
  common share before cumulative
  effect of change in accounting
  principle                                     $    0.31    $   (0.32)   $   (0.30)   $   (0.64)
Cumulative effect of change in
  accounting principle, net of tax                     --           --           --        (0.02)
Diluted net income (loss) per                   ---------    ---------    ---------    ---------
  common share                                  $    0.31    $   (0.32)   $   (0.30)   $   (0.66)
                                                =========    =========    =========    =========

Dividends declared per common share             $    0.06    $    0.06    $    0.12    $    0.12
                                                =========    =========    =========    =========

The accompanying notes are an integral part of these statements.

              ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                              June 30,
                                                                                   -----------------------------
                                                                                       2004             2003
                                                                                   -----------       -----------
OPERATING ACTIVITIES:
  Net loss                                                                         $     (23.8)      $     (53.1)
  Adjustments to reconcile net loss to net
        cash provided by operating activities:
      Cumulative effect of change in accounting principle                                    -               1.3
      Depreciation and amortization                                                       37.9              37.1
      Non-cash curtailment gain and restructuring
        charges, net                                                                     (45.6)                -
      Deferred income taxes                                                                  -             (26.0)
      Capital (gains) losses on sale of PP&E                                              (1.4)             (0.8)
  Change in operating assets and liabilities:
      Accounts receivable                                                                (56.9)            (35.6)
      Accounts payable                                                                    56.9               3.8
      Pension assets and liabilities                                                      34.8              43.9
      Inventories                                                                        (33.5)             (7.6)
      Income tax refunds receivable                                                        6.9              48.5
      Accrued liabilities and other                                                       46.3               5.6
                                                                                   -----------       -----------
CASH PROVIDED BY OPERATING ACTIVITIES                                                     21.6              17.1

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                             (25.2)            (28.8)
  Purchases of businesses and investment in ventures                                      (7.5)             (0.8)
  Asset disposals and other                                                                1.0               7.5
                                                                                   -----------       -----------
CASH USED IN INVESTING ACTIVITIES                                                        (31.7)            (22.1)

FINANCING ACTIVITIES:
  Payments on long-term debt and capital leases                                          (14.3)             (1.9)
  Borrowings on long-term debt                                                            10.7               9.2
  Net borrowings (repayments) under credit facilities                                      0.4              (1.1)
                                                                                   -----------       -----------
    Net increase (decrease) in debt                                                       (3.2)              6.2
  Exercises of stock options                                                               2.6                 -
  Dividends paid                                                                          (4.9)             (9.7)
  Proceeds from interest rate swap settlement                                                -              15.3
                                                                                   -----------       -----------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                           (5.5)             11.8
                                                                                   -----------       -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         (15.6)              6.8
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR                                        79.6              59.4
                                                                                   -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $      64.0       $      66.2
                                                                                   ===========       ===========

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES

On June 1, 2004, a subsidiary of the Company acquired substantially all of the assets of J&L Specialty Steel, LLC for consideration of $67.2 million. Cash paid at closing was $7.5 million, with promissory notes payable to the seller of $59.7 million, one of which is subject to adjustment on the terms set forth in the asset purchase agreement.

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

Stock-based Compensation

      The Company accounts for its stock option plans and other stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The following table illustrates the effect on net income (loss) and per share information if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

(in millions, except per share amounts)

                                                           Three Months Ended                 Six Months Ended
                                                                June 30,                          June 30,
                                                         ------------------------          -----------------------
                                                          2004              2003            2004            2003
                                                         ------            ------          ------           ------
                                                               (unaudited)                      (unaudited)
Net income (loss) as reported                            $ 26.6            $(26.0)         $(23.8)          $(53.1)
Add: Stock-based compensation
 expense included in net income (loss), net of
 tax                                                        8.9               0.7            10.1              1.0
Deduct: Net impact of SFAS 123,
 net of tax                                                (9.7)             (1.5)          (12.1)            (2.6)
                                                         ------            ------          ------           ------
Pro forma net income (loss)                              $ 25.8            $(26.8)         $(25.8)          $(54.7)
                                                         ======            ======          ======           ======
Net income (loss) per common share:
  Basic - as reported                                    $ 0.33            $(0.32)         $(0.30)          $(0.66)
  Basic - pro forma                                      $ 0.32            $(0.33)         $(0.33)          $(0.68)
  Diluted - as reported                                  $ 0.31            $(0.32)         $(0.30)          $(0.66)
  Diluted - pro forma                                    $ 0.30            $(0.33)         $(0.33)          $(0.68)

Recent Accounting Pronouncement

      On May 19, 2004 the Financial Accounting Standards Board issued FASB Staff Position (FSP) 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" that provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits. The Act provides the opportunity for a retiree to obtain a prescription drug benefit under Medicare, or for a Federal subsidy, with tax-free payments commencing in 2006, to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by law. Under FSP 106-2, the effect of the Federal subsidy shall be accounted for as an actuarial experience gain. In addition, the effect of the Act is taken into consideration, as appropriate, in determining an employer's future per capita claims cost. Based upon estimates from the Company's actuaries, it is expected that the effect of the Act will result in a reduction in the Accumulated Other Postretirement Benefits obligation of $46 million. The effect of adopting FSP 106-2 on postretirement benefits expense will be recognized commencing in the 2004 third quarter.

NOTE 2. J&L SPECIALTY STEEL, LLC ASSET ACQUISITION

      On June 1, 2004, a subsidiary of the Company acquired substantially all of the assets of J&L Specialty Steel, LLC ("J&L"), a producer of flat-rolled stainless steel products with operations in Midland, Pennsylvania and Louisville, Ohio. Consideration for the acquisition of $67.2 million consisted of a payment of $7.5 million at closing, the issuance to the seller of a non-interest bearing $7.5 million promissory note that matures on June 1, 2005, the issuance to the seller of a promissory note in the principal amount of $52.2 million, which is secured by the J&L property, plant and equipment acquired, and which is subject to adjustment on the terms set forth in the asset purchase agreement and has a final maturity of July 1, 2011, and the assumption of certain current liabilities. The transaction was accounted for as a purchase business combination. The acquired operations are being integrated into the Allegheny Ludlum operation which is part of the Company's Flat-Rolled Products business segment.

      The closing of the acquisition followed the ratification, on May 28, 2004, of a new labor agreement by the United Steelworkers of America ("USWA") represented employees at the Company's Allegheny Ludlum subsidiary and at the former J&L facilities. The new labor agreement expires in June 2007, and provides for a workforce restructuring through the reduction in the number of production and maintenance job grades from 34 to five, and the implementation of flexible work rules. The number of production and maintenance employees at the pre-acquisition Allegheny Ludlum facilities will be reduced by 650 employees through an early retirement program over the next two and a half years pursuant to which the USWA-represented employees are being offered Transition Assistance Program ("TAP") incentives, to be paid from the Company's defined benefit pension trust. The new labor agreement also includes a cap on the Company's retiree medical costs. In the 2004 second quarter, the Company recorded charges of $25.4 million for the TAP incentives, and also recorded a $5.7 million charge as a result of other costs associated with the new labor agreement and the J&L asset acquisition.

      The following is a summary of the preliminary purchase price allocation of the assets acquired and liabilities assumed or recognized in conjunction with the acquisition based upon their estimated fair market values.

                                                                      Allocated
                                                                    Purchase Price
                                                                    --------------
                                                                    (in millions)
                                                                     (unaudited)
Acquired assets:
Accounts receivable                                                    $ 32.1
Inventory                                                                57.9
Property, plant and equipment                                            31.1
Other assets                                                              2.0
                                                                       ------
  Total assets                                                          123.1

Assumed liabilities:
Accounts payable                                                         16.3
Accrued current liabilities                                               9.6
Short term debt                                                           2.4
Long-term debt                                                            2.1
Other post-employment benefits                                           21.9
Other long-term liabilities                                               3.6
                                                                       ------
  Total liabilities                                                      55.9
                                                                       ------

Purchase price - net assets acquired                                   $ 67.2
                                                                       ======

Under the terms of the asset purchase agreement, the final purchase price of the J&L asset acquisition is subject to adjustment based upon an audit of the net working capital acquired. This adjustment is expected to be finalized in the 2004 fourth quarter. In the 2003 fourth quarter, J&L recorded a $242 million asset impairment charge to write off the entire value of its property, plant and equipment. The purchase price of the J&L asset acquisition is based on the net working capital acquired, and the fair value of the net assets acquired is in excess of the purchase price. In accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), the excess of fair value over the purchase price represents negative goodwill, which has been allocated as a pro rata reduction to the amounts that would otherwise have been assigned to the acquired noncurrent assets, principally property, plant and equipment.

      The following unaudited pro forma financial information for the Company includes the results of operations of the J&L asset acquisition as if it had been consummated as of the beginning of the periods presented, including the effects of the new labor agreement as it pertains to the former J&L facilities, the effects of the assigned fair value under SFAS 141 of property, plant and equipment acquired, and the effects of the indebtedness incurred to fund the asset acquisition. In addition, the unaudited pro forma financial information is based on historical information and does not purport to represent what the actual consolidated results of operations of the Company would have been had these transactions occurred on the dates assumed, nor is it necessarily indicative of future consolidated results of operations. The unaudited pro forma financial information does not give affect to additional cost savings and synergies that the Company anticipates achieving following the acquisition.

                                                          Three Months Ended             Six Months Ended
                                                               June 30,                      June 30,
                                                       ------------------------      -------------------------
    (In millions, except per share data)                2004              2003         2004             2003
                 (unaudited)                           ------            ------      --------         --------
Sales                                                  $721.3            $599.0      $1,427.4         $1,192.6
Net income (loss) before cumulative effect of
     change in accounting principle                      28.2             (33.2)        (15.8)           (59.1)
Net income (loss)                                        28.2             (33.2)        (15.8)           (60.4)
Basic net income (loss) per common share before
     cumulative effect of change in accounting
     principle                                           0.35             (0.41)        (0.20)           (0.73)
Basic net income (loss) per common share                 0.35             (0.41)        (0.20)           (0.75)
Diluted net income (loss) per common share
     before cumulative effect of change in
     accounting principle                                0.33             (0.41)        (0.20)           (0.73)
Diluted net income (loss) per common share               0.33             (0.41)        (0.20)           (0.75)

NOTE 3. INVENTORIES

      Inventories at June 30, 2004 and December 31, 2003 were as follows (in millions):

                                                                        June 30,              December 31,
                                                                          2004                    2003
                                                                      ------------            ------------
                                                                       (unaudited)             (audited)
Raw materials and supplies                                            $       50.5            $       37.5
Work-in-process                                                              504.1                   356.2
Finished goods                                                                92.2                    84.9
                                                                      ------------            ------------
Total inventories at current cost                                            646.8                   478.6
Less allowances to reduce current cost
     values to LIFO basis                                                   (185.9)                 (111.7)
Progress payments                                                             (9.8)                   (7.2)
                                                                      ------------            ------------
Total inventories, net                                                $      451.1            $      359.7
                                                                      ============            ============

      Inventories are stated at the lower of cost (last-in, first-out ("LIFO"), first-in, first-out ("FIFO"), and average cost methods) or market, less progress payments. Most of the Company's inventory is valued utilizing the LIFO costing methodology. Inventory of the Company's non-U.S. operations is valued using average cost or FIFO methods. Cost of sales expense was $26.1 million higher for the 2004 second quarter and $74.2 million higher for the 2004 first half than would have been recognized if FIFO, rather than LIFO, methodology were utilized to value inventory. Cost of sales expense was $9.3 million higher for the 2003 second quarter and $12.3 million higher for the 2003 first half than would have been recognized if FIFO, rather than LIFO, methodology were utilized to value inventory.

      In the quarter ended June 30, 2004, the Company changed its method of calculating LIFO inventories at its Allegheny Ludlum subsidiary by reducing the overall number of Company-wide inventory pools from 15 to eight, and by changing its calculation method for LIFO from the double-extension method to the link-chain method. The Company made the change in order to better match costs with revenues, to reflect the business structure of Allegheny Ludlum following the J&L asset acquisition, to provide for a LIFO adjustment more representative of Allegheny Ludlum's actual inflation on its inventories and to conform LIFO accounting methods with other ATI operations that use the LIFO inventory method. The cumulative effect of the change in methods and the pro forma effects of the change on prior years' results of operations were not determinable. The effect of the change on the results of operations for interim 2004 periods was not material.

NOTE 4. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

      Property, plant and equipment at June 30, 2004 and December 31, 2003 were as follows (in millions):


                                                                          June 30,           December 31,
                                                                           2004                  2003
                                                                         ---------           -----------
                                                                        (unaudited)           (audited)
Land                                                                     $    26.4           $      26.3
Buildings                                                                    229.2                 228.2
Equipment and leasehold improvements                                       1,545.9               1,494.0
                                                                         ---------           -----------
                                                                           1,801.5               1,748.5
Accumulated depreciation and amortization                                 (1,068.1)             (1,037.4)
                                                                         ---------           -----------
Total property, plant and equipment, net                                 $   733.4           $     711.1
                                                                         =========           ===========

NOTE 5. DEBT

      Debt at June 30, 2004 and December 31, 2003 was as follows (in millions):


                                                                  June 30,              December 31,
                                                                   2004                     2003
                                                              ---------------        -----------------
                                                                (unaudited)              (audited)
Allegheny Technologies $300 million
  8.375% Notes due 2011, net (a)                              $         303.4        $           309.4
Allegheny Ludlum 6.95% debentures, due 2025                             150.0                    150.0
Promissory notes for J&L asset acquisition                               59.7                        -
Foreign credit agreements                                                44.3                     35.0
Industrial revenue bonds, due through 2007                               13.8                     20.1
Capitalized leases and other                                             16.3                     17.6
                                                              ---------------        -----------------
                                                                        587.5                    532.1
Short-term debt and current portion of long-term debt                   (35.9)                   (27.8)
                                                              ---------------        -----------------
Total long-term debt                                          $         551.6        $           504.3
                                                              ===============        =================

      (a) Includes fair value adjustments for interest rate swap contracts of $9.0 million (including ($4.0) million for interest rate swap contracts currently outstanding and $13.0 million for deferred gains on settled interest rate swap contracts) and $15.2 million (including $1.4 million for interest rate swap contracts currently outstanding and $13.8 million for deferred gains on settled interest rate swap contracts) at June 30, 2004 and December 31, 2003, respectively.

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

As a result, changes in the fair value of the swap contracts and the underlying fixed rate debt are recognized in the statement of operations. In the first six months of 2003, the Company terminated the majority of these interest rate swap contracts and received $15.3 million in cash. The gain on settlement remains a component of the reported balance of the Notes ($303.4 million at June 30, 2004 including fair value adjustments), and is being ratably recognized as a reduction to interest expense over the remaining life of the Notes, which is approximately seven and one half years. In the 2003 first quarter, the Company entered into new "receive fixed, pay floating" interest rate swap arrangements related to the 8.375% ten-year Notes which re-established, in total, the $150 million notional amount which effectively converted this portion of the Notes to variable rate debt.

      The Company has a $325 million four-year senior secured domestic revolving credit facility ("the facility"), which expires in June 2007, and which is secured by all accounts receivable and inventory of its U.S. operations, and includes capacity for up to $175 million in letters of credit. There were no borrowings under the domestic credit facilities during the first six months of 2004, or during all of 2003, although a portion of the facility is used to support letters of credit.

      Promissory notes totaling $59.7 million were issued in June 2004 as part of the consideration for the J&L asset acquisition. These notes included a non-interest bearing $7.5 million promissory note payable on June 1, 2005, and a $52.2 million promissory note, secured by the J&L property, plant and equipment acquired, which is subject to adjustment on the terms set forth in the J&L asset purchase agreement, payable to the seller in installments in 2007 through 2011, which bears interest at a London Interbank Offered Rate plus a 1% margin, with a maximum interest rate of 6%.

NOTE 6. PER SHARE INFORMATION

      The following table sets forth the computation of basic and diluted net income (loss) per common share (in millions, except share and per share amounts):


                                                                    Three Months Ended   Six Months Ended
                                                                          June 30,           June 30,
                                                                    ------------------   ----------------
                                                                      2004      2003      2004      2003
                                                                    --------   ------    ------    ------
                                                                        (unaudited)        (unaudited)
Numerator:
Net income (loss) per common share
  before cumulative effect of
  change in accounting principle                                      $ 26.6   $(26.0)   $(23.8)   $(51.8)

Cumulative effect of change in
  accounting principle, net of tax                                        --       --        --      (1.3)
                                                                      ------   ------    ------    ------
Numerator for basic and diluted
  net income (loss) per common
  share - Net income (loss)                                           $ 26.6   $(26.0)   $(23.8)   $(53.1)
                                                                      ======   ======    ======    ======

Denominator:
Denominator for basic earnings
  per share-weighted average shares                                     80.6     81.0      80.5      80.8
   Effect of dilutive securities:
    Option equivalents                                                   1.4       --        --        --
    Contingently issuable shares                                         2.6       --        --        --
                                                                      ------   ------    ------    ------
Denominator for diluted net
  income(loss) per common share -
  adjusted weighted average
  shares and assumed conversions                                        84.6     81.0      80.5      80.8
                                                                      ======   ======    ======    ======
Basic net income (loss) per common
  share before cumulative effect
  of change in accounting principal                                   $ 0.33   $(0.32)   $(0.30)   $(0.64)
Cumulative effect of change in
  accounting principle, net of tax                                        --       --        --     (0.02)
                                                                      ------   ------    ------    ------
Basic net income (loss) per common
  share                                                               $ 0.33   $(0.32)   $(0.30)   $(0.66)
                                                                      ======   ======    ======    ======
Diluted net income (loss) per
  common share before cumulative
  effect of change in accounting principal                            $ 0.31   $(0.32)   $(0.30)   $(0.64)
Cumulative effect of change in
  accounting principle, net of tax                                        --       --        --     (0.02)
                                                                      ------   ------    ------    ------
Diluted net income (loss) per
  common share                                                        $ 0.31   $(0.32)   $(0.30)   $(0.66)
                                                                      ======   ======    ======    ======

      For the six months ended June 30, 2004 and both of the comparable 2003 periods, the effects of stock options were antidilutive and thus not included in the calculation of diluted earnings per share.

NOTE 7. COMPREHENSIVE INCOME (LOSS)

      The components of comprehensive income (loss), net of tax, were as follows (in millions):

                                                        Three Months Ended                Six Months Ended
                                                             June 30,                          June 30,
                                                    -------------------------         --------------------------
                                                      2004             2003             2004              2003
                                                    --------          -------         --------          --------
                                                          (unaudited)                        (unaudited)
Net income (loss)                                   $   26.6          $ (26.0)        $  (23.8)         $  (53.1)
                                                    --------          -------         --------          --------
Foreign currency translation gain (loss)               (14.4)             3.1              5.1               7.6

Unrealized gains (losses) on energy, raw
    materials and currency hedges, net of tax            4.4             (2.1)            (3.5)             (2.1)
                                                    --------          -------         --------          --------
                                                       (10.0)             1.0              1.6               5.5
                                                    --------          -------         --------          --------
Comprehensive income (loss)                         $   16.6          $ (25.0)        $  (22.2)         $  (47.6)
                                                    ========          =======         ========          ========

NOTE 8. INCOME TAXES

      The three months and six months ended June 2004 results do not include an income tax provision or benefit due to the uncertainty regarding full utilization of the Company's net deferred tax assets as a result of cumulative losses recorded in the 2001 through 2003 period. The Company is required to maintain a valuation allowance, as recorded in accordance with SFAS No. 109, "Accounting for Income Taxes", until a realization event occurs to support reversal of all, or a portion of, the allowance. The Company recorded a tax benefit on the loss before income taxes and the cumulative effect of a change in accounting principle of $14.8 million and $29.0 million in the 2003 second quarter and first six months 2003, respectively. The effective tax rate was a benefit of 36.3% and 35.9% for the 2003 second quarter and first six months 2003, respectively.

NOTE 9. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

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

      In the 2004 second quarter in conjunction with the new labor agreement at ATI's Allegheny Ludlum operation, a $25.4 million charge for pension termination benefits was recognized for the TAPs. The TAP incentive will be paid from the Company's pension fund over the next two and a half years to 650 employees. The new labor contract also includes caps on the Company's retiree medical benefit costs.

      Also in the 2004 second quarter, the Company modified retiree medical benefits for certain non-collectively bargained employees to cap the

Company's cost of benefits, beginning in 2005, and then eliminate the benefits in 2010. As a result of these actions, a $71.5 million curtailment and settlement gain was recognized in the 2004 second quarter, comprised of a $72.0 million one-time reduction of postretirement benefit expense, net of a $0.5 million charge to pension expense.

      The Accumulated Other Postretirement Benefits obligation ("APBO"), and postretirement benefits expense recognized through June 30, 2004 does not include the expected favorable impact of the Medicare Prescription Drug, Improvement and Modernization Act, which was enacted on December 8, 2003. The Act provides for a Federal subsidy, with tax-free payments commencing in 2006, to sponsors of retiree health care benefits plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law. Based upon estimates from the Company's actuaries, and including the changes to retiree medical benefits described above, it is expected that the effect of the Act will result in a reduction in the APBO of $46 million. As a result of the changes to retiree medical benefits in the 2004 second quarter and the effects of the Act, the Company's APBO is expected to be reduced by approximately $331 million.

For the three months and six months ended June 30, 2004 and 2003, the components of pension expense for the Company's defined benefit plans and components of postretirement benefit expense included the following (in millions):

                                                            Three Months Ended               Six Months Ended
                                                                 June 30,                        June 30,
                                                          -----------------------         ----------------------
                                                           2004             2003           2004            2003
                                                          ------           ------         ------          ------
                                                                (unaudited)                     (unaudited)
Pension Benefits:
Service cost - benefits earned
    during the year                                       $  7.0           $  7.1         $ 14.5          $ 14.3
Interest cost on benefits earned
    in prior years                                          31.7             32.0           63.0            63.1
Expected return on plan assets                             (36.9)           (35.2)         (73.7)          (69.6)
Amortization of prior service cost                           6.3              6.7           12.6            13.4
Amortization of net actuarial loss                          10.7             12.7           21.4            25.5
                                                          ------           ------         ------          ------
                                                            18.8             23.3           37.8            46.7
Termination benefits                                        25.4               --           25.4              --
Plan design change                                           0.5               --            0.5              --
                                                          ------           ------         ------          ------
Total pension expense                                     $ 44.7           $ 23.3         $ 63.7          $ 46.7
                                                          ======           ======         ======          ======

                                                            Three Months Ended               Six Months Ended
                                                                 June 30,                        June 30,
                                                          -----------------------         ----------------------
                                                           2004             2003           2004            2003
                                                          ------           ------         ------          ------
                                                                (unaudited)                     (unaudited)
Other Postretirement Benefits:
Service cost - benefits earned
  during the year                                         $  1.5           $  1.4         $  3.7          $  3.4
Interest cost on benefits earned
  in prior years                                            13.2             11.0           27.1            22.8
Expected return on plan assets                              (2.2)            (2.3)          (4.4)           (4.7)
Amortization of prior service cost                          (4.5)            (1.2)          (4.5)           (2.4)
Amortization of net actuarial loss                           7.2              1.2           10.3             2.4
                                                          ------           ------         ------          ------
                                                            15.2             10.1           32.2            21.5
Curtailment and settlement gain                            (72.0)              --          (72.0)             --
                                                          ------           ------         ------          ------
Total postretirement benefit
  (income) expense                                        $(56.8)          $ 10.1         $(39.8)         $ 21.5
                                                          ======           ======         ======          ======
Total retirement benefit (income)
  expense                                                 $(12.1)          $ 33.4         $ 23.9          $ 68.2
                                                          ======           ======         ======          ======

NOTE 10. RESTRUCTURING CHARGES

      In the 2004 second quarter, the Company recorded $5.7 million in restructuring charges in the Flat-Rolled Products segment related to the new labor agreement and the J&L asset acquisition. Charges included labor agreement costs of $4.6 million, severance costs of $0.6 million related to approximately 30 salaried employees, and $0.5 million for asset impairment charges for redundant equipment following the J&L asset acquisition. Approximately $1.4 million of the restructuring charges represent future cash payments that are expected to be paid within one year.

      Reserves for restructuring charges recorded in 2003 and prior years involving future payments were approximately $6 million at June 30, 2004 and $9 million at December 31, 2003. The reduction in reserves resulted from cash payments to meet severance and lease payment obligations.

NOTE 11. BUSINESS SEGMENTS

      Following is certain financial information with respect to the Company's business segments for the periods indicated (in millions):

                                                        Three Months Ended                 Six Months Ended
                                                             June 30,                          June 30,
                                                    -------------------------         -------------------------
                                                      2004              2003            2004             2003
                                                    -------           -------         --------          -------
                                                          (unaudited)                        (unaudited)
Total sales:

Flat-Rolled Products                                $ 381.2           $ 263.0         $  713.2          $ 523.9
High Performance Metals                               207.7             180.5            401.4            350.7
Engineered Products                                    81.2              66.3            153.0            130.3
                                                    -------           -------         --------          -------
                                                      670.1             509.8          1,267.6          1,004.9
Intersegment sales:

Flat-Rolled Products                                    2.0               4.3              4.4              7.9
High Performance Metals                                15.2              13.7             30.2             22.9
Engineered Products                                     6.4               1.9              8.7              3.7
                                                    -------           -------         --------          -------
                                                       23.6              19.9             43.3             34.5
Sales to external customers:

Flat-Rolled Products                                  379.2             258.7            708.8            516.0
High Performance Metals                               192.5             166.8            371.2            327.8
Engineered Products                                    74.8              64.4            144.3            126.6
                                                    -------           -------         --------          -------
                                                    $ 646.5           $ 489.9         $1,224.3          $ 970.4
                                                    =======           =======         ========          =======

Operating profit (loss):

Flat-Rolled Products                                $  20.0           $  (6.2)        $    9.0          $  (7.5)
High Performance Metals                                12.6              11.6             20.4             19.9
Engineered Products                                     5.5               3.2              9.3              5.0
                                                    -------           -------         --------          -------

Total operating profit                                 38.1               8.6             38.7             17.4

Corporate expenses                                     (8.9)             (5.3)           (14.5)           (10.1)
Interest expense, net                                  (7.8)             (8.4)           (16.0)           (15.8)
Curtailment gain, net of
  restructuring costs                                  40.4                 -             40.4                -
Other expenses, net
  of gains on asset sales                              (1.2)             (2.3)            (2.4)            (4.1)
Retirement benefit expense                            (34.0)            (33.4)           (70.0)           (68.2)
                                                    -------           -------         --------          -------
Income (loss) before income
  tax benefit and cumulative
  effect of change in
  accounting principle                              $  26.6           $ (40.8)        $  (23.8)         $ (80.8)
                                                    =======           =======         ========          =======

      Curtailment gain, net of restructuring costs, includes the $71.5 million curtailment and settlement gain, the $25.4 million pension termination benefit charge, and the $5.7 million restructuring charges.

      Segment retirement benefit expense represents pension expense and other postretirement benefit expenses, excluding the curtailment and settlement gain, and pension termination benefits. Operating profit with respect to the Company's business segments excludes any retirement benefit expense.

NOTE 12. FINANCIAL INFORMATION FOR SUBSIDIARY AND GUARANTOR PARENT

      The payment obligations under the $150 million 6.95% debentures due 2025 issued by Allegheny Ludlum Corporation (the "Subsidiary") are fully and unconditionally guaranteed by Allegheny Technologies Incorporated (the "Guarantor Parent"). In accordance with positions established by the Securities and Exchange Commission, the financial information in this Note 12 sets forth separately financial information with respect to the Subsidiary, the non-guarantor subsidiaries and the Guarantor Parent. The principal elimination entries eliminate investments in subsidiaries and certain intercompany balances and transactions. Investments in subsidiaries, which are eliminated in consolidation, are included in other assets on the balance sheets. Subsidiary results in 2004 include the effects of the J&L asset acquisition, including indebtedness incurred in conjunction with the acquisition.

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

NOTE 12. CONTINUED

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets

June 30, 2004 (unaudited)

                                Guarantor               Non-guarantor
      (In millions)              Parent     Subsidiary  Subsidiaries  Eliminations   Consolidated
------------------------------  ---------   ----------  ------------  ------------   ------------
Assets:
  Cash and cash equivalents     $    0.2     $   24.6     $   39.2     $        -      $    64.0
  Accounts receivable, net           0.2        152.5        185.1              -          337.8
  Inventories, net                     -        216.3        234.8              -          451.1
  Income tax refunds                 0.3            -            -              -            0.3
  Prepaid expenses and other
    current assets                   0.2          8.4         25.3              -           33.9
                                --------     --------     --------     ----------      ---------
    Total current assets             0.9        401.8        484.4              -          887.1
  Property, plant and
    equipment, net                     -        347.8        385.6              -          733.4
  Cost in excess of net
    assets acquired                    -        112.1         89.2              -          201.3
  Deferred pension asset           144.0            -            -              -          144.0
  Deferred income taxes             34.3            -            -              -           34.3
  Investments in subsidiaries
    and other assets             1,113.8        416.0        603.9       (2,075.2)          58.5
                                --------     --------     --------     ----------      ---------
  Total assets                  $1,293.0     $1,277.7     $1,563.1     $ (2,075.2)     $ 2,058.6
                                ========     ========     ========     ==========      =========

Liabilities and
   stockholders' equity:
  Accounts payable              $    2.7     $  128.0     $  114.8     $        -      $   245.5
  Accrued liabilities              538.8         91.9        335.8         (754.6)         211.9
  Short-term debt and current
    portion of long-term debt          -          8.5         27.4              -           35.9
                                --------     --------     --------     ----------      ---------
  Total current liabilities        541.5        228.4        478.0         (754.6)         493.3
  Long-term debt                   303.4        404.4         43.8         (200.0)         551.6
  Accrued postretirement
    benefits                           -        272.6        203.6              -          476.2
  Pension liabilities              281.4            -            -              -          281.4
  Other long-term liabilities       17.0         29.5         59.9              -          106.4
                                --------     --------     --------     ----------      ---------
  Total liabilities              1,143.3        934.9        785.3         (954.6)       1,908.9
                                --------     --------     --------     ----------      ---------
  Total stockholders' equity       149.7        342.8        777.8       (1,120.6)         149.7
                                --------     --------     --------     ----------      ---------
  Total liabilities and
    stockholders' equity        $1,293.0     $1,277.7     $1,563.1     $ (2,075.2)     $ 2,058.6
                                ========     ========     ========     ==========      =========

NOTE 12. CONTINUED

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations

For the six months ended June 30, 2004 (unaudited)

                                                              Non-
                                  Guarantor                guarantor
       (In millions)               Parent    Subsidiary   Subsidiaries  Eliminations    Consolidated
---------------------------       --------   ----------   ------------  ------------    ------------
Sales                             $      -    $  648.6      $  575.7      $      -        $1,224.3
Cost of sales                         51.1       633.7         476.5             -         1,161.3
Selling and administrative
 expenses                             47.7        11.4          52.4             -           111.5
Curtailment gain, net of
 restructuring costs                     -       (40.4)            -             -           (40.4)
Interest expense, net                 11.0         4.2           0.8             -            16.0
Other income(expense)
 including equity in income
 of unconsolidated
 subsidiaries                         86.0         0.6           2.4         (88.7)            0.3
                                  --------    --------      --------      --------        --------
Income (loss) before income
 tax provision (benefit)             (23.8)       40.3          48.4         (88.7)          (23.8)
Income tax provision
 (benefit)                               -           -             -             -               -
                                  --------    --------      --------      --------        --------
Net income (loss)                 $  (23.8)   $   40.3      $   48.4      $  (88.7)       $  (23.8)
                                  ========    ========      ========      ========        ========

NOTE 12. CONTINUED

Condensed Statements of Cash Flows
For the six months ended June 30, 2004 (unaudited)

                                                                            Non-
                                         Guarantor                       guarantor
      (In millions)                       Parent        Subsidiary      Subsidiaries      Eliminations       Consolidated
--------------------------               ---------      ----------      ------------      ------------       ------------
Cash flows provided by
  (used in) operating
  activities                             $    8.5       $   114.9        $    (39.9)      $     (61.9)       $       21.6
Cash flows provided by
  (used in) investing
  activities                                   -            (15.6)            (17.4)              1.3               (31.7)
Cash flows provided by
  (used in) financing
  activities                                 (8.6)         (117.0)             59.5              60.6                (5.5)
                                         --------       ---------        ----------       -----------        ------------
Increase (decrease) in
  cash and cash equivalents              $   (0.1)      $   (17.7)       $      2.2       $         -        $      (15.6)
                                         ========       =========        ==========       ===========        ============

NOTE 12. CONTINUED

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
December 31, 2003 (audited)

                                           Guarantor                     Non-guarantor
(In millions)                               Parent       Subsidiary       Subsidiaries    Eliminations         Consolidated
                                           ---------     ----------      -------------    ------------         ------------
Assets:
Cash and cash equivalents                  $    0.3       $   42.3         $    37.0       $        -           $    79.6
Accounts receivable, net                        0.1           89.4             159.3                -               248.8
Inventories, net                                  -          147.3             212.4                -               359.7
Income tax refunds                              7.2              -                 -                -                 7.2
Prepaid expenses, and other
  current assets                                  -           11.5              36.5                -                48.0
                                           --------       --------         ---------       ----------           ---------
  Total current assets                          7.6          290.5             445.2                -               743.3
Property, plant and
  equipment, net                                  -          326.3             384.8                -               711.1
Cost in excess of net
  assets acquired                                 -          112.1              86.3                -               198.4
Deferred pension asset                        144.0              -                 -                -               144.0
Deferred income taxes                          34.3              -                 -                -                34.3
Investment in subsidiaries
  and other assets                            994.4          546.0             326.9         (1,813.5)               53.8
                                           --------       --------         ---------       ----------           ---------
Total assets                               $1,180.3       $1,274.9         $ 1,243.2       $ (1,813.5)          $ 1,884.9
                                           ========       ========         =========       ==========           =========

Liabilities and
  stockholders' equity:
Accounts payable                           $    2.5       $   92.4         $    77.4       $        -           $   172.3
Accrued liabilities                           465.6           70.2             181.2           (522.4)              194.6
Short-term debt and current portion
of long-term debt                                 -            9.6              18.2                -                27.8
                                           --------       --------         ---------       ----------           ---------
Total current liabilities                     468.1          172.2             276.8           (522.4)              394.7
Long-term debt                                309.4          349.9              45.1           (200.1)              504.3
Accrued postretirement
  benefits                                        -          316.8             190.4                -               507.2
Pension liabilities                           220.6              -                 -                -               220.6
Other long-term liabilities                     7.5           22.8              53.1                -                83.4
                                           --------       --------         ---------       ----------           ---------
Total liabilities                           1,005.6          861.7             565.4           (722.5)            1,710.2
                                           --------       --------         ---------       ----------           ---------
Total stockholders' equity                    174.7          413.2             677.8         (1,091.0)              174.7
                                           --------       --------         ---------       ----------           ---------
Total liabilities and
  stockholders' equity                     $1,180.3       $1,274.9         $ 1,243.2       $ (1,813.5)          $ 1,884.9
                                           ========       ========         =========       ==========           =========

NOTE 12. CONTINUED

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations

For the six months ended June, 30 2003 (unaudited)

                                            Guarantor                   Non-guarantor
         (In millions)                       Parent      Subsidiary      Subsidiaries      Eliminations      Consolidated
--------------------------------            ---------    ----------     -------------      ------------      ------------
Sales                                        $    -      $   476.7         $  493.7         $        -         $  970.4
Cost of sales                                  47.6          479.7            407.7                  -            935.0
Selling and administrative
 expenses                                      33.5           12.0             55.6                  -            101.1
Interest expense, net                          10.2            5.2              0.4                  -             15.8
Other income(expense)
 including equity in income  of
 unconsolidated subsidiaries                   11.0           (1.8)             7.0              (15.5)             0.7
                                             ------      ---------         --------         ----------         --------
Income (loss) before income
 tax provision (benefit)
 and cumulative effect of
 change in accounting
 principle                                    (80.3)         (22.0)            37.0              (15.5)           (80.8)
Income tax provision
 (benefit)                                    (28.5)          (8.6)            13.6               (5.5)           (29.0)
                                             ------      ---------         --------         ----------         --------
Net income (loss) before
 cumulative effect of
 change in accounting
 principle                                    (51.8)         (13.4)            23.4              (10.0)           (51.8)
Cumulative effect of change
 in accounting principle,
 net of tax                                    (1.3)             -                -                  -             (1.3)
                                             ------      ---------         --------         ----------         --------
Net income (loss)                            $(53.1)     $   (13.4)        $   23.4         $    (10.0)        $  (53.1)
                                             ======      =========         ========         ==========         ========

NOTE 12. CONTINUED

Condensed Statements of Cash Flows

For the six months ended June 30, 2003 (unaudited)

                                            Guarantor                  Non-guarantor
         (In millions)                       Parent      Subsidiary     Subsidiaries     Eliminations      Consolidated
--------------------------------            -------      ----------     ------------     ------------      ------------
Cash flows provided by (used in)
 operating activities                       $   1.9       $ 137.7         $   48.2         $ (170.7)        $    17.1
Cash flows provided by (used in)
 investing activities                             -         (13.8)           (13.7)             5.4             (22.1)
Cash flows provided by (used in)
 financing activities                          (2.1)       (126.9)           (24.5)           165.3              11.8
                                            -------       -------         --------         --------         ---------
Increase (decrease) in cash and
 cash equivalents                           $  (0.2)      $  (3.0)        $   10.0         $     --         $     6.8
                                            =======       =======         ========         ========         =========

NOTE 13. COMMITMENTS AND CONTINGENCIES

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

      At June 30, 2004, the Company's reserves for environmental remediation obligations totaled approximately $36.5 million, of which approximately $16.0 million were included in other current liabilities. The reserve includes estimated probable future costs of $11.1 million for federal Superfund and comparable state-managed sites; $9.0 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $6.3 million for owned or controlled sites at which Company operations have been discontinued; and $10.1 million for sites utilized by the Company in its ongoing operations. The Company continues to evaluate whether it may be able to recover a portion of future costs for environmental liabilities from third parties other than participating potentially responsible parties.

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

      In June 1995, the U.S. Government commenced an action against Allegheny Ludlum in the United States District Court for the Western District of Pennsylvania alleging multiple violations of the Federal Clean Water Act. The trial of this matter concluded in February 2001. In February 2002, the Court issued a decision imposing a penalty of $8.2 million for incidents at five facilities that occurred over a period of approximately six years which Allegheny Ludlum had reported to the appropriate environmental agencies. The Company appealed the Court decision and on April 28, 2004, the Third Circuit vacated and remanded the case to the District Court for further consideration. At June 30, 2004, the Company had adequate reserves for this matter.

      As described in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, TDY Industries, Inc. ("TDY") and the San Diego Unified Port District ("Port District") have been involved in litigation in State Court in San Diego, California concerning a lease of property located in San Diego, California ("San Diego facility"). Following trial of this state court matter, the jury rendered a verdict in favor of the Port and judgment was entered in the amount of $22.7 million, which includes the jury award, attorneys' fees and related costs and prejudgment interest. The Company appealed the verdict to the California State Court of Appeals in July 2004. At June 30, 2004, the Company had adequate reserves for this matter.

      In June 2003, the Port District also commenced a separate action in the United States District Court in San Diego against the Company ("Federal Court Complaint") alleging Federal, state and common law claims related to alleged environmental contamination on the property. The Federal Court Complaint seeks an unspecified amount of damages and a declaratory judgment as to TDY's liability for contamination on the property. In the second quarter 2004, the Federal Court granted in part the Company's Motion to Dismiss portions of the Federal Court Complaint relating to alleged violations of state law. The Port filed an amended Complaint, which the Company has answered, essentially denying all claims and asserting a counterclaim.

      In another matter related to the San Diego facility, the Port District requested that the California Department of Toxic Substances Control ("DTSC") evaluate whether the property is regulated as a hazardous waste transportation, storage, or disposal facility under the Resource Conservation and Recovery Act ("RCRA") and similar state laws. In response to the Port District's request, on October 30, 2003, DTSC informed the Company that the closure of the four solid waste management units ("unit") at the San Diego facility is subject to DTSC oversight and that since facility-wide corrective action is proceeding under the oversight of the San Diego Regional Water Quality Control Board ("Regional Board"), DTSC's involvement would be limited to, to the extent applicable, to unit closure and post-closure. The Port District is addressing the DTSC's issues in connection with its investigation of the site.

      The Company conducted an environmental assessment of portions of the San Diego facility at the request of the Regional Board. A report of the assessment was submitted to the Regional Board and at this stage of the assessment, the Company cannot predict if any remediation will be necessary beyond that contemplated by the Port District.

      TDY and another wholly-owned subsidiary of the Company, among others, have been identified by the U.S. Environmental Protection Agency ("EPA") as PRPs at the Li Tungsten Superfund Site in Glen Cove, New York. The Company believes that most of the contamination at the Site resulted from work done while the

U.S. Government either owned or controlled operations at the Site, or from processes done for various agencies of the United States, and that the United States is liable for a substantial portion of the remediation costs at the Site. In November 2000, TDY filed a cost recovery and contribution action against the U.S. Government. The U.S. Government and two other PRPs reached a proposed settlement with EPA in 2003 ("the Settlement"), the terms of which could have precluded TDY's complaint from proceeding against the U.S. Government. The Company submitted comments on the Settlement on the grounds that it was not supported by the facts, and was unfair and unreasonable, and was granted intervention by the Court. In July 2004, TDY, the U.S. Government and EPA entered an Interim Agreement. Under the Interim Agreement, the U.S. Government will fund $20.9 million and TDY will fund $1 million of the remediation costs at the Site, EPA will undertake the remediation, the Settlement will be withdrawn and TDY and the U.S. Government will mediate the cost recovery and contribution action. In addition, EPA agreed that TDY will not be required to perform additional work at the Site and will not be subject to enforcement action, if any, prior to February 18, 2005 unless the mediation ends earlier than that date. TDY also expects to seek contribution from other PRPs at the Site. Based on information presently available, the Company believes its reserves on this matter are adequate. An adverse resolution of this matter could have a material adverse effect on the Company's results of operations and financial condition.

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

NOTE 14. SUBSEQUENT EVENT - COMMON STOCK OFFERING

      On July 28, 2004, the Company completed the sale of 13.8 million shares of its common stock in a public offering, including 1.8 million shares to cover overallotments, at $17.50 per share. Net proceeds were $230 million, after underwriting costs and other expenses. At July 28, 2004, shares outstanding after the offering were 95,282,975. The 13.8 million shares were re-issued from treasury stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      We believe Allegheny Technologies Incorporated is one of the largest and most diversified producers of specialty materials in the world. Unless the context requires otherwise, "we", "our" and "us" refer to Allegheny Technologies Incorporated and its subsidiaries.

      We operate in the following three business segments, which accounted for the following percentages of total external sales for the first six months of 2004 and 2003:

                                              2004            2003
                                              ----            ----
Flat-Rolled Products                          58%             53%
High Performance Metals                       30%             34%
Engineered Products                           12%             13%

      On June 1, 2004, our Allegheny Ludlum operation, the largest business in our Flat-Rolled Products segment, completed the acquisition of substantially all of the assets of J&L Specialty Steel, LLC, ("J&L") a producer of flat-rolled stainless steel products with operations in Midland, Pennsylvania and Louisville, Ohio, for $67.2 million in total consideration and the assumption of certain current liabilities. The purchase price is subject to final audit adjustment and included $7.5 million cash paid at closing, the issuance of a non-interest bearing $7.5 million promissory note to the seller payable on June 1, 2005, and the issuance to the seller of a promissory note in the principal amount of $52.2 million secured by the J&L property, plant and equipment acquired, payable in installments in 2007 through 2011, which bears interest at a London Interbank Offered Rate plus a 1% margin, with a maximum interest rate of 6%.

      In connection with the J&L asset acquisition, we reached a new labor agreement with the United Steelworkers of America ("USWA") covering both Allegheny Ludlum and former J&L employees. The new agreement provides for a workforce restructuring through which we expect to achieve productivity improvements. Through a reduction in the number of job classifications and the implementation of flexible work rules, employees are being given broader responsibilities and the opportunity to become more involved in the business. The number of production and maintenance employees at the pre-acquisition Allegheny Ludlum facilities will be reduced by 650 employees through an early retirement program over the next two and a half years pursuant to which the employees are being offered transition incentives. We expect over 40% of these retirements to be effective by the end of 2004, and over 70% of the program to be completed by the end of 2005 and 100% of these retirements to be effective by June 2006.

      With the addition of the J&L assets, we estimate that our Allegheny Ludlum operation will be capable of annual shipments in excess of 700,000 tons of flat-rolled specialty metals with approximately 2,650 production and maintenance employees. By comparison, Allegheny Ludlum shipped 478,000 tons of these metals in 2003 with over 3,000 production and maintenance employees.

      The acquisition of the J&L assets and the negotiation of the new labor agreement with the USWA are expected to improve the performance of our Allegheny Ludlum business. We expect the new labor agreement, combined with the integration of the J&L operations, to generate annual cost structure improvements relative to the combined performance of the former J&L Specialty and Allegheny Ludlum operations of approximately $200 million when workforce restructuring and synergies are fully implemented in the second half of 2006. We anticipate these cost structure improvements to come from reduced labor costs, operating synergies, improved product mix, and reduced fixed costs. In the aggregate, we expect these initiatives to result in a competitive cost structure for our stainless steel business.

      On July 28, 2004, we completed the sale of 13.8 million shares of our common stock in a public offering, including 1.8 million shares to cover overallotments, and received $230 million in net proceeds. The 13.8 million shares were reissued from treasury stock. We intend to use a portion of the net proceeds from this offering to enhance our abilities to make growth-oriented investments, including capital investments and acquisitions that we believe will offer attractive returns. We also intend to use a portion of the net proceeds to strengthen our balance sheet by reducing our outstanding liabilities, which may include making voluntary contributions to our U.S. defined benefit trust or the repayment or repurchase of our long-term debt securities. We may also use a portion of the net proceeds for other general corporate purposes.

RESULTS OF OPERATIONS

      Sales for the second quarter 2004 were $646.5 million, up 32% compared to the second quarter 2003. Sales were up 47% in the Flat-Rolled Products segment, 15% in the High Performance Metals segment, and 16% in the Engineered Products segment. During the quarter, we increased base-selling prices for most of our products and implemented additional surcharges for certain raw materials for many of our products. Approximately $18 million of sales relating to less than one month of the former J&L operations are included in second quarter 2004 results.

      Operating profit for the second quarter 2004 increased to $38.1 million compared to $8.6 million for the same period of 2003 as a result of improved performance across all of our business segments. This improvement was led by the Flat-Rolled Products segment with an operating profit of $20.0 million, the first operating profit for this segment since the 2002 third quarter. Results for 2004 included a LIFO (last-in, first-out) inventory valuation reserve charge of $26.1 million, due primarily to an increase in costs in the second quarter 2004 compared to the fourth quarter 2003 for most of the major raw materials that we use, especially chromium, molybdenum, and scrap. For the same 2003 period, the LIFO inventory valuation reserve charge was $9.3 million.

      Net income for the second quarter 2004 was $26.6 million, or $0.31 per share, and included a net gain of $40.4 million comprised of a curtailment and settlement gain related to retiree medical benefit changes of $71.5 million, net of pension termination benefits of $25.4 million, and other costs associated with Allegheny Ludlum's new labor agreement and the J&L asset acquisition of $5.7 million. Retirement benefit expense, which is presented in our segment results excluding the settlement and curtailment gain and the pension termination benefits, was $34.0 million in the quarter and was primarily non-cash. 2004 results do not include an income tax provision or benefit as a result of cumulative losses recorded in the 2001 through 2003 period.

      In the second quarter 2003, we reported a net loss of $26.0 million, or $0.32 per share.

      For the first six months of 2004, sales increased 26.2% to $1,224.3 million, and operating profit increased to $38.7 million compared to $17.4 million for the same 2003 period, as a result of improved performance across all of the business segments. The results for the six months ended June 30, 2004 also included a LIFO inventory valuation reserve charge of $74.2 million, primarily due to the effects of rapidly rising raw material costs. The first six months of 2003 results included a LIFO inventory valuation reserve charge of $12.3 million. Cost reductions, before the effects of inflation, totaled $63.2 million through the six months ended June 30, 2004. Our initial cost reduction goal for 2004 was $104 million.

      Business conditions in most of our end markets reflected increased demand for many of our products during the first six months of 2004. These improved market conditions were offset by higher raw material costs and by retirement benefit expenses, which resulted in a net loss of $23.8 million, or $0.30 per diluted share, for the first six months of 2004 compared to a net loss before cumulative effect of a change in accounting principle of $51.8 million, or $0.64 per diluted share, for the first six months of 2003. As discussed above, 2004 results do not include an income tax provision or benefit. For the first six months of 2003, results included an income tax benefit of $29.0 million, or $0.36 per share. Retirement benefit expense was $70.0 million for the first six months of 2004, compared to $68.2 million in the comparable year ago period. This retirement benefit expense comparison excludes the 2004 curtailment and settlement gain and the pension termination benefits.

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

FLAT-ROLLED PRODUCTS SEGMENT

      Second quarter 2004 sales increased 47% to $379.2 million, compared to the second quarter 2003, primarily due to improved demand from capital goods markets, the impact of higher raw material surcharges and base-selling price increases, and the J&L asset acquisition. Demand continued to be strong from the residential construction and remodeling markets, demand remained good from the automotive and Asian infrastructure markets, and demand improved in the transportation and construction machinery markets. The benefits of additional surcharges, higher base-selling prices, and cost reduction initiatives more than offset higher raw material and energy costs, resulting in operating income of $20.0 million for the quarter, compared to an operating loss of $6.2 million in the comparable 2003 period. Higher raw material costs resulted in a LIFO inventory valuation reserve charge of $15.2 million in the second quarter 2004 compared to a LIFO inventory valuation reserve charge of $9.1 million in the comparable 2003 period. Energy costs increased by $3.5 million compared to 2003, net of approximately $1.0 million in gains from natural gas derivatives, as a result of higher natural gas and electricity prices. Results for 2004 benefited from $21 million in gross cost reductions, before the effects of inflation.

      The J&L asset acquisition was completed June 1, 2004, and second quarter 2004 results include less than one month of sales, approximately $18 million, related to this transaction. However, since the acquisition was accounted for as a purchase, second quarter results essentially did not include any operating profit on sales of the purchased J&L inventory. In addition, results for the third quarter will not include any operating profit on sales of purchased inventory until this inventory is depleted, which is expected to occur in the second half of the 2004 third quarter.

Comparative information on the segment's products for the three months ended June 30, 2004 and 2003 is provided in the following table:

                                                              Three Months Ended
                                                                    June 30,
                                                             ---------------------             %
                                                               2004         2003            Change
                                                             --------     --------          ------
Volume (finished tons):
 Commodity                                                     92,838       87,337             6
 High Value                                                    40,920       33,217            23
                                                             --------     --------
 Total                                                        133,758      120,554            11

Average prices (per finished ton):
 Commodity                                                   $  2,189     $  1,550            41
 High Value                                                  $  4,291     $  3,708            16
 Combined Average                                            $  2,738     $  2,144            28

      For the six months ended June 30, 2004, Flat-Rolled Products sales increased 37.4%, to $708.8 million, and operating profit was $9.0 million, compared to an operating loss of $7.5 million for the prior year-to-date period. Segment results for the 2004 year-to-date period included a LIFO inventory reserve charge of $52.8 million due to increasing raw material costs, compared to a prior year LIFO inventory reserve charge of $13.0 million, or approximately a $40 million cost of sales increase in 2004. Energy costs, net of hedging activities, were $6 million higher in the first six months of 2004 compared to the comparable 2003 period. Raw material surcharges, base price increases, and year-to-date 2004 cost reductions of $34 million more than offset the raw material cost and energy cost increases.

      Comparative information on the segment's products for the six months ended June 30, 2004 and 2003 is provided in the following table:

                                                               Six Months Ended
                                                                    June 30,
                                                             ---------------------            %
                                                               2004         2003            Change
                                                             --------     --------          ------
Volume (finished tons):
 Commodity                                                    179,854      170,829             5
 High Value                                                    78,891       68,689            15
                                                             --------     --------
 Total                                                        258,745      239,518             8

Average prices (per finished ton):
 Commodity                                                   $  2,101     $  1,557            35
 High Value                                                  $  4,190     $  3,630            15
 Combined Average                                            $  2,738     $  2,151            27

HIGH PERFORMANCE METALS SEGMENT

      Sales increased 15% to $192.5 million in the second quarter 2004, compared to the second quarter 2003, due primarily to improved demand for spare parts from the commercial aerospace market and continued strong demand from the military aerospace market. Our exotic alloys business continued to benefit from sustained high demand from government, high energy physics and medical markets, and corrosion markets, particularly in Asia. Operating profit in the quarter increased to $12.6 million, or 6.5% of sales, compared to $11.6 million, or 7.0% of sales, in the year-ago period. Higher sales and cost reduction initiatives offset the impact of higher raw material costs, and production inefficiencies and start-up costs associated with the Richburg, South Carolina rolling mill following the completion of an extensive upgrade. Higher raw material costs resulted in a LIFO inventory valuation reserve charge of $6.1 million in the second quarter 2004 compared to a LIFO inventory valuation reserve charge of $0.2 million in the comparable 2003 period. Results for 2004 benefited from $12 million of gross cost reductions, before the effects of inflation.

      Certain comparative information on the segment's major products for the three months ended June 30, 2004 and 2003 is provided in the following table:

                                                                      Three Months Ended
                                                                           June 30,
                                                                    ----------------------      %
                                                                     2004            2003     Change
                                                                    ------          ------    ------
Volume (000's pounds):
 Nickel-based and specialty steel alloys                             8,644           9,457       (9)
 Titanium mill products                                              5,656           4,617       23
 Exotic alloys                                                       1,082           1,160       (7)

Average prices (per pound):
 Nickel-based and specialty steel alloys                            $ 8.15          $ 6.47       26
 Titanium mill products                                             $11.20          $11.16        -
Exotic alloys                                                       $41.41          $38.10        9

      For the six months ended June 2004, segment sales increased 13.3% to $371.2 million. Operating profit was $20.4 million for the six months ended June 2004, or 5.5% of sales, compared to $19.9 million, or 6.1% of sales for the comparable prior year to date period. The effect of the LIFO inventory valuation reserve charge was $14.7 million in 2004, compared to $1.2 million in 2003. Year-to-date 2004 cost reductions of $22 million were largely offset by higher raw material costs, and production inefficiencies and start-up costs related to the Richburg, South Carolina rolling mill upgrade.

      Comparative information on the segment's products for the six months ended June 30, 2004 and 2003 is provided in the following table:

                                                                       Six Months Ended
                                                                           June 30,
                                                                    ----------------------      %
                                                                    2004            2003      Change
                                                                   -------         -------    ------
Volume (000's pounds):
 Nickel-based and specialty steel alloys                            17,588          18,149      (3)
 Titanium mill products                                             10,679           9,232      16
 Exotic alloys                                                       2,267           2,092       8

Average prices (per pound):
 Nickel-based and specialty steel alloys                           $  7.94         $  6.59      20
 Titanium mill products                                            $ 11.30         $ 12.00      (6)
 Exotic alloys                                                     $ 38.75         $ 37.94       2

ENGINEERED PRODUCTS SEGMENT

      Sales for the second quarter 2004 increased 16% to $74.8 million. Operating profit in the quarter improved to $5.5 million, or 7.4% of sales, compared to $3.2 million, or 5.0% of sales, in the second quarter 2003. Higher sales volumes, improved pricing, and benefits from cost reductions more than offset higher raw material costs. The rise in raw material costs resulted in a LIFO inventory valuation reserve charge of $4.8 million in the second quarter 2004, compared to no effect in the comparable 2003 period. Results for 2004 benefited from $3 million in gross cost reductions, before the effects of inflation. Demand for tungsten products in our Metalworking Products operation remained strong from the oil and gas market and demand improved from the automotive and transportation markets. Demand remained strong for forged products from the Class 8 truck market and for cast products from the improving manufacturing sector and transportation and wind energy markets.

      For the six months ended June 2004, sales increased 14.0% to $144.3 million, and operating profit was $9.3 million, or 6.4% of sales, compared to $5.0 million, or 3.9% of sales in 2003. Cost of sales in 2004 included a $6.7 million LIFO inventory valuation reserve charge, compared to a LIFO valuation reserve benefit of $1.9 million for the six months ended June 2003. Higher sales volumes, improved pricing and 2004 gross cost reductions of approximately $5 million more than offset rising raw material and other cost increases.

CORPORATE ITEMS

      Net interest expense decreased to $7.8 million for the second quarter 2004 from $8.4 million for the same period last year. For the six months ended June 2004, net interest expense was $16.0 million compared to $15.8 million in 2003. Interest expense for the quarter and year to date periods ended June 2003 included costs of $1.2 million to recognize the unamortized costs associated with the former unsecured credit facility that was replaced with the secured facility in June 2003. Our "receive fixed, pay floating" interest rate swap contracts for $150 million related to the $300 million, 8.375%, ten-year Notes, which effectively convert this portion of the Notes to variable rate debt, decreased year-to-date interest expense by $3.0 million in 2004, and $3.4 million in 2003, compared to the fixed interest expense of the Notes that would otherwise be applicable.

      Retirement benefit expense was $34.0 million in the second quarter 2004, compared to $33.4 million in the second quarter 2003. Pension expense decreased to $18.8 million for the 2004 second quarter from $23.3 million for same period of last year as actual returns on pension assets in 2003 were higher than expected. This was partially offset by the use in 2004 of a lower assumed discount rate to value pension benefit liabilities. However, other postretirement benefit expense increased for the 2004 second quarter to $15.2 million from $10.1 million in the comparable 2003 period as a result of a projected rise in the medical cost inflation rate and a lower assumed discount rate. Second quarter 2004 postretirement benefit expense includes one month of favorable effects from the new Flat-Rolled Products segment labor agreement. Approximately $27.2 million of the second quarter 2004 retirement benefit expense was non-cash. In the second quarter 2004 and 2003, retirement benefit expense increased cost of sales by $25.3 million and $23.5 million, respectively, and increased selling and administrative expenses by $8.7 million and $9.9 million, respectively.

      For the year to date periods, 2004 retirement benefit expense was $70.0 million, compared to $68.2 million in 2003. Approximately 81% of the year to date 2004 retirement benefit expense was non-cash. Retirement benefit expense increased cost of sales for the six months ended June 2004 by $52.9 million, and increased selling and administrative expenses by $17.1 million. For the six months ended June 2003, retirement benefit expenses increased cost of sales by $47.9 million and increased selling and administrative expenses by $20.3 million.

      The 2004 retirement benefit expense discussed above does not include the effects of the $71.5 million curtailment and settlement gain related to the elimination of retiree medical benefits for certain non-collectively bargained employees beginning in 2010, nor does this expense include the $25.4 million charge related to the Transition Assistance Program ("TAP") incentives associated with the new labor agreement at Allegheny Ludlum, which will be paid from the ATI pension trust. Additionally, retirement benefit expense recognized through June 2004 does not include the favorable impact on our postretirement medical expense from the enactment of the Federal Medicare prescription drug benefit program in December 2003.

      We are not required to make cash contributions to the defined benefit pension plan for 2004 and, based upon current actuarial studies, we do not expect to be required to make cash contributions to the defined benefit pension plan during the next several years.

      Corporate expenses increased to $8.9 million for the second quarter of 2004 compared to $5.3 million for the second quarter of 2003. For the six months ended June 2004, corporate expenses were $14.5 million compared to $10.1 million for the comparable prior year period. These increases are due primarily to non-cash expenses associated with our stock-based long-term incentive compensation programs, which more than offset savings associated with reductions in staffing and other efforts to control costs at the corporate office. Excluding the effects of retirement benefit expense and an increase of $7.0 million in non-cash stock-based compensation expense compared to the prior year period, selling and administrative expenses as a percentage of sales declined to 6.5% in the 2004 second quarter from 8.6% in the same period of 2003. Excluding the effects of retirement benefit expense and an increase of $13.1 million in non-cash stock-based compensation expense compared to the prior year period, selling and administrative expenses as a percentage of sales declined to 6.9% in the first half 2004 from 8.6% in the same period of 2003.

CURTAILMENT GAIN, NET OF RESTRUCTURING COSTS

      Curtailment gain, net of restructuring costs of $40.4 million includes the $71.5 million curtailment and settlement gain and the $25.4 million pension termination benefit charge discussed in Corporate Items, above, and $5.7 million of restructuring charges. The restructuring charges related to the new labor agreement and the J&L asset acquisition, and included labor agreement costs of $4.6 million, severance costs of $0.6 million related to approximately 30 salaried employees, and $0.5 million for asset impairment charges for redundant equipment following the J&L asset acquisition.

INCOME TAXES

      The 2004 second quarter and first six months 2004 results do not include an income tax provision or benefit due to the uncertainty regarding full utilization of our net deferred tax assets as a result of cumulative losses recorded in the 2001 through 2003 period. A valuation allowance was recorded in accordance with SFAS No. 109, "Accounting for Income Taxes", based upon the results of our quarterly evaluation concerning the estimated probability that the net deferred tax asset would be realizable. We are required to maintain a valuation allowance until a realization event occurs to support reversal of all or a portion of the allowance. Our effective tax rate was a benefit of 36.3% and 35.9% for the 2003 second quarter and first six months 2003, respectively. We received federal income tax refunds of $6.9 million and $48.3 million in the 2004 and 2003 first quarters, respectively. Under current tax laws we are substantially unable to carry-back any current year or future year tax losses to prior periods to obtain cash refunds of taxes paid during those periods. Current year Federal tax losses, if any, can be carried forward for up to 20 years and applied against any taxes owed in those future years.

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

FINANCIAL CONDITION AND LIQUIDITY

CASH FLOW AND WORKING CAPITAL

      During the first six months ended June 30, 2004, cash generated from operations was $21.6 million as improved operating results for 2004 and the receipt of a $6.9 million Federal income tax refund pertaining to our 2003 tax return offset a $110.9 million increase in managed working capital. The increase in managed working capital was primarily due to a $89 million increase in accounts receivable resulting from a higher level of sales in the second quarter of 2004 compared to the fourth quarter of 2003, and a $91.4 million increase in inventory as a result of higher raw material costs, partially offset by a $73.2 million increase in accounts payable. Investing activities included the initial cash consideration for the J&L asset acquisition of $7.5 million and capital expenditures of $25.2 million. At June 30, 2004, cash and cash equivalents totaled $64.0 million, a decrease of $15.6 million from December 31, 2003.

      On July 28, 2004, we completed the sale of 13.8 million shares of our common stock in a public offering, including 1.8 million shares to cover overallotments, and received $230 million in net proceeds. The 13.8 million shares were reissued from treasury stock. We intend to use a portion of the net proceeds from this offering to enhance our abilities to make growth-oriented investments, including capital investments and acquisitions that we believe will offer attractive returns. We also intend to use a portion of the net proceeds to strengthen our balance sheet by reducing our outstanding liabilities, which may include making voluntary contributions to our U.S. defined benefit trust or the repayment or repurchase of our long-term debt securities. We may also use a portion of the net proceeds for other general corporate purposes.

      As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable and gross inventories, less accounts payable. In measuring performance in controlling this managed working capital, we exclude the effects of LIFO inventory valuation reserves, excess and obsolete inventory reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. Managed working capital at June 2004 excludes the effect of the J&L asset acquisition, which added $73.8 million of managed working capital. At June 30, 2004, excluding the J&L asset acquisition, managed working capital was 26.9% of annualized sales compared to 30.7% of annualized sales at December 31, 2003. During the first six months of 2004, managed working capital increased by $110.9 million, to $686.4 million. The increase in managed working capital from December 31, 2003 was due to increased accounts receivable, which reflects the higher level of sales in the second quarter 2004 compared to the fourth quarter 2003, and increased inventory, mostly as a result of higher raw material costs, which was partially offset by increased accounts payable. The majority of the increase in raw material costs should be recovered through surcharges. While inventory and accounts receivable balances increased during the 2004 first half, gross inventory turns, which excludes the effect of LIFO inventory valuation reserves, improved to 3.8 turns at June 30, 2004 from 3.6 turns at December 31, 2003, and days sales outstanding, which measures actual collection timing for accounts receivable, continued to improve.

The components of managed working capital were as follows:

                                                          June 30,               December 31,
               (in millions)                                2004                     2003            Change
                                                          --------               ------------        ------
Accounts receivable                                       $  337.8                $  248.8
Inventories                                                  451.1                   359.7
Accounts payable                                            (245.5)                 (172.3)
                                                          --------                --------
Subtotal                                                     543.4                   436.2
Acquisition of managed working capital
                                                             (73.8)                      -
Allowance for doubtful accounts                               10.7                    10.2
LIFO reserves                                                185.9                   111.7
Corporate and other                                           20.2                    17.4
                                                          --------                --------
Managed working capital                                   $  686.4                $  575.5           $110.9
                                                          ========                ========           ======
Annualized prior 2 months sales                           $2,548.7                $1,874.0
                                                          ========                ========
Managed working capital as a % of
  annualized sales                                            26.9%                   30.7%

CAPITAL EXPENDITURES

      Capital expenditures for 2004 are expected to be between $60 and $70 million, of which $25.2 million had been expended in the first six months of 2004. Capital expenditures primarily relate to the upgrade of our flat-rolled products melt shop located in Brackenridge, Pennsylvania and investments to enhance the high performance metals capabilities of our high performance metals long products rolling mill facility located in Richburg, South Carolina.

DIVIDENDS

      A regular quarterly dividend of $0.06 per share of common stock was declared on June 10, 2004, payable to stockholders of record at the close of business on June 21, 2004. While we have historically paid cash dividends on our common stock, we cannot make assurances that in the future we will not reduce the amount of dividends paid, or stop paying dividends, on our common stock. For example, in the fourth quarter of 2002, our Board of Directors substantially reduced the amount of our quarterly dividend from the levels we had been paying in previous quarters. The declaration and payment of dividends, if any, and the amount of any such dividends depends upon matters deemed relevant by our Board of Directors on a quarterly basis, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate.

DEBT

      At June 30, 2004, we had $587.5 million in total outstanding debt, compared to $532.1 million at December 31, 2003, an increase of $55.4 million. The increase in debt was primarily due to $59.7 million in seller financing for the J&L asset acquisition, net borrowings of $8.7 million at our STAL joint venture, partially offset by debt repayments of $12.3 million primarily for industrial revenue bonds, and fair value adjustments of $6.2 million related to interest rate swap contracts.

      Interest rate swap contracts are used from time-to-time to manage our exposure to interest rate risks. At the end of the 2002 first quarter, we entered into interest rate swap contracts with respect to a $150 million notional amount related to our Notes, which involved the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the contracts without an exchange of the underlying principal amount. These contracts were designated as fair value hedges. As a result, changes in the fair value of the swap contracts and the underlying fixed rate debt are recognized in the statement of operations. In the first six months of 2003, we terminated the majority of these interest rate swap contracts and received $15.3 million in cash. The gain on settlement remains a component of the reported balance of the Notes ($303.4 million at June 30, 2004, including fair value adjustments), and is being ratably recognized as a reduction to interest expense over the remaining life of the Notes, which is approximately seven and a half years.

      In 2003, we entered into new "receive fixed, pay floating" interest rate swap arrangements related to the Notes which re-established, in total, the $150 million notional amount which effectively converted this portion of the Notes to variable rate debt. At June 30, 2004, the adjustment of these swap contracts to fair market value resulted in the recognition of a liability of $4.0 million on the balance sheet, included in other long-term liabilities, with an offsetting decrease in long-term debt.

      We did not borrow funds under our domestic credit facilities during the first six months of 2004, or during all of 2003. We have a $325 million four-year senior secured domestic revolving credit facility ("the facility"), which expires in June 2007, and which is secured by all accounts receivable and inventory of our U.S. operations, and includes capacity for up to $175 million in letters of credit. On April 15, 2004, the lenders under the secured facility consented to amend the facility to allow for the acquisition of the J&L assets by one of our subsidiaries, increase letters of credit capacity by $25 million, to $175 million, allow prepayment of indebtedness in certain circumstances, and revise certain other provisions including the threshold for when the financial covenant is measured, as described below. Outstanding letters of credit issued under the facility at June 30, 2004 were approximately $123 million.

      The secured credit facility limits capital expenditures, investments and acquisitions of businesses, new indebtedness, asset divestitures, payment of dividends, and common stock repurchases which we may incur or undertake during the term of the facility without obtaining permission of the lending group. In addition, the secured credit facility contains a financial covenant, which is not measured unless our undrawn availability as described in the facility is less than $150 million. This financial covenant, when measured, requires us to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") to fixed charges of at least 1.0 to 1.0. EBITDA is adjusted for non-cash items such as income/loss on investments accounted for under the equity method of accounting, non-cash pension expense/income, and that portion of retiree medical and life insurance expenses paid from the our VEBA trust. EBITDA is reduced by capital expenditures and cash taxes paid, and increased for cash tax refunds. Fixed charges include gross interest expense, dividends paid and scheduled debt payments. Our ability to borrow under the secured credit facility in the future could be adversely affected if we fail to maintain the applicable covenants under the agreement governing the facility. At June 30, 2004, our undrawn availability under the facility, which is calculated including outstanding letters of credit and domestic cash on hand, was $226 million, and the amount that we could borrow at that date prior to requiring the application of a financial covenant test was $126 million.

      We believe that internally generated funds, current cash on hand, the proceeds of the July 2004 common stock offering, and capacity provided from our secured credit facility will be adequate to meet our foreseeable liquidity needs.

CRITICAL ACCOUNTING POLICIES

INVENTORY

      Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO) and average cost methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. The prices for many of the raw materials we use have recently been extremely volatile, especially during the first half of 2004 when raw material prices rose rapidly. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a rapid rise in raw material costs has a negative effect on our operating results. For example in the 2004 first half, the increase in raw material costs on our LIFO inventory valuation method resulted in cost of sales which was $74.2 million higher than would have been recognized if we utilized the FIFO methodology to value our inventory. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold.

      In the 2004 second quarter, we changed our method of calculating LIFO inventories at our Allegheny Ludlum subsidiary by reducing the overall number of Company-wide inventory pools from 15 to eight, and by changing its calculation method for LIFO from the double-extension method to the link-chain method. We made the change in order to better match costs with revenues, to reflect the business structure of Allegheny Ludlum following the J&L asset acquisition, to provide for a LIFO adjustment more representative of Allegheny Ludlum's actual inflation on its inventories and to conform LIFO accounting methods with our other operations that use the LIFO inventory method. The cumulative effect of the change in methods and the pro forma effects of the change on prior years' results of operations were not determinable. The effect of the change on the results of operations for interim 2004 periods was not material.

      Selling prices for the majority of our stainless products include surcharges for raw materials. These surcharges have been effective in helping to offset the impact of increased raw material costs we have experienced in the 2004 first half on a cash basis. The majority of raw material surcharges, which prevail throughout the stainless steel industry, are structured to recover cash costs for the raw materials incurred to produce the products shipped. For example, the surcharge for nickel, which is a significant raw material used in the production of stainless steel, is included in current month's selling price based upon the average cost for nickel as priced on the London Metals Exchange (plus a margin for handling and delivery) for the period two months prior to shipment. This two-month lag convention is used to align the cost of the raw material melted to the transaction price to the customer. While the surcharge formula is effective in recovering the cash costs for raw materials, it by design approximates the production cycle.

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

      At June 30, 2004, we had a net deferred income tax asset, net of deferred income tax liabilities, of $34.3 million. This net deferred income tax asset is presented net of a valuation allowance for certain tax benefits that are not currently expected to be realized. A significant portion of our deferred income tax asset relates to postretirement employee benefit obligations, which have been recognized for financial reporting purposes but are not deductible for income tax reporting purposes until the benefits are paid. These benefit payments are expected to occur over an extended period of years. We have not had a federal net operating loss or tax credit carryforward expire unutilized.

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

      Accounting standards require a minimum pension liability be recorded when the value of pension assets is less than the accumulated benefit obligation ("ABO") at the annual measurement date. As of November 30, 2003, our measurement date for pension accounting, the value of the ABO exceeded the value of pension investments by approximately $195 million. In accordance with accounting standards, the charge against stockholders' equity is adjusted in the fourth quarter to reflect the value of pension assets compared to the ABO as of the end of November. If the level of pension assets exceeds the ABO as of a future measurement date, the full charge against stockholders' equity would be reversed.

      In the 2004 second quarter in conjunction with the new labor agreement at ATI's Allegheny Ludlum operation, a $25.4 million charge for pension termination benefits was recognized for the TAPs. The TAP incentive will be paid from the Company's defined benefit pension fund over the next two and a half years to 650 employees.

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

      In the 2004 second quarter, the Company modified retiree medical benefits for certain non-collectively bargained employees to cap the Company's cost of benefits, beginning in 2005, and then eliminate the benefits in 2010. A $71.5 million curtailment and settlement gain was recognized in the June 2004 quarter, comprised of a $72.0 million one-time reduction of postretirement benefit expense, net of a $0.5 million charge to pension expense related to the retiree medical benefit changes.

      The Other Postretirement Benefits obligation, and postretirement benefit expense recognized through June 30, 2004, does not include the expected favorable impact of the Medicare Prescription Drug, Improvement and Modernization Act, which was enacted on December 8, 2003. The Act provides for a Federal subsidy, with tax-free payments commencing in 2006, to sponsors of retiree health care benefits plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law. Based upon estimates from our actuaries, we expect that the federal subsidy included in the law will result in a reduction in the Other Postretirement Benefits obligation of $46 million.

      As a result of actions taken during the second quarter 2004 to control retiree medical costs and the favorable impact from the enactment of the Federal Medicare prescription drug benefit program, we expect our Other Postretirement Benefits obligation to be reduced by approximately $331 million, or 36%. At the beginning of 2004, retirement benefit expense (pension plus postretirement benefits) was estimated at $143 million for the year, including $68 million for postretirement benefit expenses. As a result of the reduction in Other Postretirement Benefits obligation, the revised postretirement benefit expense for 2004 is expected to be $46 million. Based upon current actuarial assumptions, we expect the postretirement expense for 2005 to be further reduced to approximately $23 million.

      In accordance with labor agreements covering employees at the Company's Allegheny Ludlum operations and the facilities related to the J&L asset acquisition, certain of these postretirement benefits are funded using plan investments held in Voluntary Employee Benefit Association ("VEBA") trusts. The Company may continue to fund benefits utilizing the plan assets held in the VEBA trusts if the value of plan assets exceeds $25 million. The expected return on plan investments is a significant element in determining postretirement benefits expenses in accordance with SFAS 106. In establishing the expected return on plan investments, which is reviewed annually in the fourth quarter, we take into consideration the types of securities the plan investments are invested in, how those investments have performed historically, and expectations for how those investments will perform in the future. For 2003, as a result of a reduction in the percentage of the VEBA's private equity investments, we lowered our expected return on investments held in the VEBA trust to 9%. A 15% return on investments was assumed in prior years. This assumed long-term rate of return on investments is applied to the market value of plan investments at the end of the previous year. This produces the expected return on plan investments that is included in annual postretirement benefits expenses for the current year. The effect of lowering the expected return on plan investments resulted in an increase in annual postretirement benefits expense of approximately $7 million for 2003. Our expected return on investments in the VEBA trust remains 9% for 2004.

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

OTHER SIGNIFICANT ACCOUNTING POLICIES

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

OTHER MATTERS

A summary of factors that could cause actual results to differ from forward looking statements is discussed in the section entitled "Quantitative and Qualitative Disclosures about Market Risk and Other Factors" in our Report on

Form 10-K for the year ended December 31, 2003, and should be read in conjunction with our Report on Form 10-Q for the quarter ended June 30, 2004.

Product Pricing

      Intense competition and excess manufacturing capacity in the commodity stainless steel industry have resulted in reduced prices over the last few years, excluding raw material surcharges, for many of our stainless steel products. As a result of these factors, our revenues, operating results and financial condition have been and may continue to be adversely affected.

      Although inflationary trends in recent years have been moderate, during the same period certain critical raw material costs, such as nickel and scrap containing iron and nickel, have been volatile. While we are able to mitigate some of the adverse impact of rising raw material costs through surcharges to customers, rapid increases in raw material costs may adversely affect our results of operations.

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

Volatility of Prices of Critical Raw Materials; Availability of Critical Raw Materials and Services

      We rely to a substantial extent on outside vendors to supply certain raw materials that are critical to the manufacture of products. We also depend on third parties to provide conversion services that may be critical to the manufacture of our products. Purchase prices and availability of these critical raw materials are subject to volatility. At any given time, we may be unable to obtain an adequate supply of these critical raw materials or services on a timely basis, on price and other terms acceptable, or at all.

      If suppliers increase the price of critical raw materials, we may not have alternative sources of supply. In addition, to the extent that we have quoted prices to customers and accepted customer orders for products prior to purchasing necessary raw materials, we may be unable to raise the price of products to cover all or part of the increased cost of the raw materials.

      The manufacture of some of our products is a complex process and requires long lead times. As a result, we have in the past and may in the future experience delays or shortages in the supply of raw materials. If unable to obtain adequate and timely deliveries of required raw materials or conversion services, we may be unable to timely manufacture sufficient quantities of products. This could cause us to lose sales, incur additional costs, delay new product introductions and suffer harm to our reputation.

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

Labor Matters

      We have approximately 9,000 full time employees. A portion of our workforce is represented under various collective bargaining agreements, principally with the USWA, including: approximately 3,300 Allegheny Ludlum and former J&L Specialty Steel production, office and maintenance employees covered by collective bargaining agreements with the USWA, which are effective through June 2007; approximately 165 Oremet employees covered by a collective bargaining agreement with the USWA which is effective through June 2007; and approximately 600 Wah Chang employees covered by a collective bargaining agreement with the USWA which continues through March 2008. Negotiations are ongoing for a new collective bargaining agreement with the USWA affecting approximately 100 employees at the Casting Service facility in LaPorte, Indiana.

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

      Environmental liabilities are recorded when our liability is probable and the costs are reasonably estimable. In many cases, investigations are not at a stage where we are able to determine whether we are liable or, if liability is probable, to reasonably estimate the loss, or certain components thereof. Accordingly, as investigation and remediation of these sites proceed and as we receive new information, we expect that we will adjust our accruals to reflect the new information. Future adjustments could have a material adverse effect on our results of operations in a given period, but we cannot reliably predict the amounts of such future adjustments. At June 30, 2004, our reserves for environmental matters totaled approximately $36.5 million.

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

J&L Specialty Steel Asset Acquisition and New Labor Agreement

      We may not achieve all of the anticipated cost savings and other benefits from the J&L Specialty Steel asset acquisition and our new labor agreement. While we have achieved some of these savings and benefits already, there can be no assurance that we will achieve any or all of the anticipated balance, or that the savings we are able to achieve can be sustained over the long term.

      In the event we are unable to successfully implement any of our planned cost savings or business initiatives, or are unable to sustain any that we do successfully implement, we may not realize all of the benefits we currently anticipate from the J&L Specialty Steel asset acquisition and the new labor contract, and our results of operations may suffer as a result.

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

      In addition, although we occasionally use raw materials surcharges to offset the impact of increased costs, competitive factors in the marketplace can limit our ability to institute such surcharges, and there can be a delay between the increase in the price of raw materials and the realization of the benefit of surcharges. For example, since we generally use in excess of 35,000 tons of nickel each year, a hypothetical change of $1.00 per pound in nickel prices would result in increased costs of approximately $70 million. In addition, in 2003 we also used in excess of 270,000 tons of ferrous scrap in the production of our Flat-Rolled products. During 2003 and entering into 2004, ferrous scrap prices have increased significantly. A hypothetical change of $10.00 per ton would result in increased costs of approximately $2.7 million.

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

      At June 30, 2004, we had aggregate consolidated indebtedness of approximately $587 million, most of which bears interest at fixed rates. In a period of declining interest rates, we face the risk of required interest payments exceeding those based on the then current market rate. From time-to-time, we enter into interest rate swap contracts to manage our exposure to interest rate risks. At June 30, 2004, we had entered into "receive fixed, pay floating" arrangements for $150 million related to our 8.375% ten-year Notes, which effectively convert this portion of the Notes to variable rate debt. These contracts are designated as fair value hedges. As a result, changes in the fair value of the swap contracts and the underlying fixed rate debt are recognized in the statement of operations. Including accretion of the gain on termination of the swap contracts, the result of the "receive fixed, pay floating" arrangements was a decrease in interest expense of $3.0 million for the six months ended June 2004 compared to the fixed interest expense of the Notes. At June 30, 2004, the adjustment of these swap contracts to fair market value resulted in the recognition of a liability of $4.0 million on the balance sheet, included in other assets, with an offsetting decrease in long-term debt.

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

ITEM 4. CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures

      Our Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of June 30, 2004, and they concluded that these controls and procedures are effective.

      (b) Changes in Internal Controls

      There were no significant changes in internal controls or in other factors that could significantly affect these controls during the fiscal quarter ended June 30, 2004.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      In March 2003, the United States Environmental Protection Agency (EPA) advised a subsidiary of the Company that it was contemplating filing an action to recover civil penalties for alleged violations of the Resource Conservation and Recovery Act (RCRA) at our Allvac facility in Albany, Oregon. The EPA alleged that the company managed hazardous wastes at the plant without the proper permit. The company denied the allegations but entered into a settlement agreement with the EPA in June 2004. Under the terms of the settlement agreement, and without admitting any violations, the company agreed to pay a civil penalty of $250,000 and to implement two supplemental environmental projects valued at $498,000 in the aggregate. The supplemental environmental projects include the elimination of the acid cracking process for washing titanium chips and dedication as wetlands of 12 acres of land valued at $300,000. The City of Albany will be granted a conservation easement over the property.

      In a letter dated May 20, 2004, the EPA informed a subsidiary of the Company that it alleges that the company is not in compliance with the Unilateral Administrative Order (UAO) issued to the company for the South El Monte Operable Unit of the San Gabriel Valley (California) Superfund Site; a multi-part area-wide groundwater cleanup. The EPA indicated that it may take action to enforce the UAO and collect penalties, as well as reimbursement of the EPA's costs associated with the site. The company is in negotiations with the EPA to resolve its obligations under the UAO on both technical and legal grounds.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Our 2004 annual meeting of stockholders was held on May 6, 2004. Proxies for the meeting were solicited by us pursuant to Regulation 14A under the Securities Exchange Act of 1934. At that meeting, the three nominees for election as directors named in the proxy statement for the meeting were elected, having received the following number of votes:

                                                                                         Number of Votes
    Name                                          Number of Votes For                        Withheld
H. Kent Bowen                                          71,195,981                           1,812,608
L. Patrick Hassey                                      71,880,381                           1,128,208
John D. Turner                                         71,877,704                           1,130,885

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

       18 Preferability letter from Independent Registered Public Accounting Firm regarding change in the method of accounting for LIFO inventories (filed herewith).

       31.1 Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a - 14(a) or 15d - 14(a) (filed herewith).

       31.2 Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a - 14(a) or 15d - 14(a) (filed herewith).

       32.1 Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).

   (b) Current Reports on Form 8-K filed by the Company

 Filing Date                                       Nature of the Report
 -----------                                       --------------------
April 2, 2004                      Press Release, dated April 1, 2004, commenting on the first quarter 2004 and updating the status of the previously
                                   announced J&L Specialty Steel Asset Purchase Agreement.

April 21, 2004                     Press Release, dated April 21, 2004, announcing the first
                                   quarter 2004 financial results.

May 3, 2004                        Press Releases dated May 2, 2004, announcing the rescheduling of the targeted closing date for the J&L Specialty Steel asset acquisition.

May 10, 2004                       Press Release, dated May 7, 2004, announcing a tentative
                                   agreement on a labor contract covering USWA-represented
                                   employees of ATI Allegheny Ludlum and J&L Specialty Steel.

May 28, 2004                       Press Release, dated May 28, 2004, announcing that the USWA ratified the new labor agreement covering USWA-represented employees of ATI Allegheny Ludlum and J&L Specialty Steel.

June 2, 2004                       Press Release, dated June 1, 2004, announcing the completion of the J&L Specialty Steel asset acquisition and filing as an exhibit an amendment to our senior secured domestic revolving credit agreement.

June 15, 2004                      Reporting information regarding the completion of the J&L
                                   Specialty Steel asset acquisition.

June 28, 2004                      Press Release, dated June 28, 2004, commenting on the second quarter 2004 and transformation of the Company's stainless steel business.

July 8, 2004                       Press Release, dated July 8, 2004, announcing the resignation of a director and certain appointments to Board committees.

July 12, 2004                      Amending Form 8-K, filed on June 15, 2004, to report
                                   historical financial statements of J&L Specialty Steel and pro forma financial information relating to the J&L Specialty
                                   Steel, LLC asset acquisition.

July 20, 2004                      Filing as exhibits the Company's 2004 Annual Incentive Plan,
                                   Administrative Rules for the Total Shareholder Return
                                   Incentive Compensation Program and Form of Total Shareholder
                                   Return Incentive Compensation Plan Agreement for 2004, Form of
                                   Restricted Stock Agreement and Key Employee Performance Plan,
                                   and furnishing Press Release, dated July 20, 2004, announcing second quarter 2004 financial results.

July 23, 2004                      Press Release, dated July 22, 2004, announcing our agreement to sell 12,000,000 shares of common stock, plus up to
                                   1,800,000 shares subject to an overallotment option, and
                                   filing as exhibits the Underwriting Agreement relating to the offering, a specimen stock certificate and the legal opinion regarding the validity of the common stock to be sold in the offering.

July 27, 2004                      Press Release, dated July 27, 2004, announcing the underwriters'
                                   exercise of an overallotment option on our common stock offering.

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

                       ALLEGHENY TECHNOLOGIES INCORPORATED
                       -----------------------------------
                                  (REGISTRANT)

Date: July 30, 2004                By     /s/ Richard J. Harshman
                                          -------------------------------------
                                          Richard J. Harshman
                                          Executive Vice President-Finance and
                                          Chief Financial Officer
                                          (Principal Financial Officer and
                                           Duly Authorized Officer)

Date: July 30, 2004                By     /s/ Dale G. Reid
                                          --------------------------------------
                                          Dale G. Reid
                                          Vice President, Controller and
                                          Chief Accounting Officer and Treasurer
                                          (Principal Accounting Officer)

                                  EXHIBIT INDEX

18      Preferability letter from Independent Registered Public Accounting Firm regarding change in the method of accounting for
        LIFO inventories (filed herewith).

31.1    Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a - 14(a) or 15d - 14(a)
        (filed herewith).

31.2    Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a - 14(a) or 15d - 14(a)
        (filed herewith).

32.1    Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).