Form 10-Q
period 2004-09-30
ALLEGHENY TECHNOLOGIES INC
filed 2004-11-04
CIK 1018963

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period From ________ to ________

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

Yes (X)  No ( )

At October 22, 2004, the registrant had outstanding 95,502,412 shares of its Common Stock.

                       ALLEGHENY TECHNOLOGIES INCORPORATED
                                  SEC FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2004

                                      INDEX

                                                                    Page No.
PART I. - FINANCIAL INFORMATION

       Item 1.  Financial Statements

       Consolidated Balance Sheets                                      3

       Consolidated Statements of Operations                            4

       Consolidated Statements of Cash Flows                            5

       Notes to Consolidated Financial Statements                       6

       Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                          26

       Item 3.  Quantitative and Qualitative
                Disclosures About Market Risk                          45

       Item 4.  Controls and Procedures                                47

PART II. - OTHER INFORMATION

       Item 1.  Legal Proceedings                                      47

       Item 6.  Exhibits                                               48

SIGNATURES                                                             49

EXHIBIT INDEX                                                          50

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

              ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (In millions, except share and per share amounts)

                                                                    September 30,  December 31,
                                                                        2004          2003
                                                                      --------      --------
                                                                    (Unaudited)     (Audited)
ASSETS
Cash and cash equivalents                                             $  262.6      $   79.6
Accounts receivable, net                                                 365.2         248.8
Inventories, net                                                         460.8         359.7
Income tax refunds                                                          --           7.2
Prepaid expenses and other current assets                                 31.0          48.0
                                                                      --------      --------
     Total Current Assets                                              1,119.6         743.3
Property, plant and equipment, net                                       727.2         711.1
Cost in excess of net assets acquired                                    204.6         198.4
Deferred pension asset                                                   144.0         144.0
Deferred income taxes                                                     34.3          34.3
Other assets                                                              59.2          53.8
                                                                      --------      --------
     TOTAL ASSETS                                                     $2,288.9      $1,884.9
                                                                      ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                      $  259.1      $  172.3
Accrued liabilities                                                      218.7         194.6
Short-term debt and current portion
   of long-term debt                                                      33.9          27.8
                                                                      --------      --------
     Total Current Liabilities                                           511.7         394.7
Long-term debt                                                           557.3         504.3
Accrued postretirement benefits                                          473.8         507.2
Pension liabilities                                                      248.2         220.6
Other long-term liabilities                                              107.6          83.4
                                                                      --------      --------
     TOTAL LIABILITIES                                                 1,898.6       1,710.2
                                                                      --------      --------
STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.10: authorized-
   50,000,000 shares; issued-none                                           --            --
Common stock, par value $0.10, authorized-500,000,000
   shares; issued-98,951,490 shares at September 30,
   2004 and December 31, 2003; outstanding-95,490,205
   shares at September 30, 2004 and 80,654,861 shares
   at December 31, 2003                                                    9.9           9.9
Additional paid-in capital                                               481.2         481.2
Retained earnings                                                        320.6         483.8
Treasury stock: 3,461,285 shares at
   September 30, 2004 and 18,296,629 shares
   at December 31, 2003                                                  (86.7)       (458.4)
Accumulated other comprehensive
   loss, net of tax                                                     (334.7)       (341.8)
                                                                      --------      --------
     Total Stockholders' Equity                                          390.3         174.7
                                                                      --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $2,288.9      $1,884.9
                                                                      ========      ========

The accompanying notes are an integral part of these statements.

              ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In millions except per share amounts)
                                   (Unaudited)

                                           Three Months Ended            Nine Months Ended
                                              September 30,                September 30,
                                         -----------------------     -------------------------
                                           2004          2003          2004            2003
                                         ---------     ---------     ---------       ---------
Sales                                    $   730.6     $   482.6     $ 1,954.9       $ 1,453.0
Costs and expenses:
  Cost of sales                              653.7         464.4       1,815.0         1,399.4
  Selling and administrative
   expenses                                   56.8          60.3         168.3           161.4
  Curtailment (gain), net of
   restructuring costs                          --           1.2         (40.4)            1.2
                                         ---------     ---------     ---------       ---------
Income (loss) before interest,
  other expense, and income taxes             20.1         (43.3)         12.0          (109.0)

Interest expense, net                         (9.3)         (4.1)        (25.3)          (19.9)
Other expense                                 (2.2)         (0.9)         (1.9)           (0.2)
                                         ---------     ---------     ---------       ---------
Income (loss) before income tax
  benefit and cumulative effect of
  change in accounting principle               8.6         (48.3)        (15.2)         (129.1)

Income tax benefit                              --         (19.5)           --           (48.5)
                                         ---------     ---------     ---------       ---------
Net income (loss) before cumulative
  effect of change in accounting
  principle                                    8.6         (28.8)        (15.2)          (80.6)
Cumulative effect of change in
  accounting principle, net of tax              --            --            --            (1.3)
                                         ---------     ---------     ---------       ---------
Net income (loss)                        $     8.6     $   (28.8)    $   (15.2)      $   (81.9)
                                         =========     =========     =========       =========

Basic net income (loss) per
  common share before cumulative
  effect of change in accounting
  principle                              $    0.10     $   (0.36)    $   (0.18)      $   (0.99)
Cumulative effect of change in
  accounting principle, net of tax              --            --            --           (0.02)
                                         ---------     ---------     ---------       ---------
Basic net income (loss) per common
  share                                  $    0.10     $   (0.36)    $   (0.18)      $   (1.01)
                                         =========     =========     =========       =========

Diluted net income (loss) per
  common share before cumulative
  effect of change in accounting
  principle                              $    0.09     $   (0.36)    $   (0.18)      $   (0.99)
Cumulative effect of change in
  accounting principle, net of tax              --            --            --           (0.02)
                                         ---------     ---------     ---------       ---------
Diluted net income (loss) per
  common share                           $    0.09     $   (0.36)    $   (0.18)      $   (1.01)
                                         =========     =========     =========       =========

Dividends declared per common share      $    0.06     $    0.06     $    0.18       $    0.18
                                         =========     =========     =========       =========

The accompanying notes are an integral part of these statements.

              ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                               -------------------
                                                                2004          2003
                                                               ------       ------
OPERATING ACTIVITIES:
  Net loss                                                     $(15.2)      $(81.9)
  Adjustments to reconcile net loss to net
        cash provided by operating activities:
      Cumulative effect of change in accounting principle           -          1.3
      Depreciation and amortization                              56.4         55.7
      Non-cash curtailment gain and restructuring
        charges, net                                            (45.6)           -
      Deferred income taxes                                         -        (40.7)
      Capital (gains) losses on sale of PP&E                      0.2         (0.8)
  Change in operating assets and liabilities:
      Accounts receivable                                       (84.3)       (36.2)
      Accounts payable                                           70.5          4.2
      Pension assets and liabilities (a)                          1.9         66.0
      Inventories                                               (43.2)        15.2
      Other postretirement benefits                              20.0          8.7
      Income tax refunds receivable                               7.2         34.8
      Accrued liabilities and other                              40.6         25.8
                                                               ------       ------
CASH PROVIDED BY OPERATING ACTIVITIES                             8.5         52.1
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                    (39.5)       (51.5)
  Purchases of businesses and investment in ventures             (7.5)        (0.8)
  Asset disposals and other                                       0.5          5.3
                                                               ------       ------
CASH USED IN INVESTING ACTIVITIES                               (46.5)       (47.0)
FINANCING ACTIVITIES:
  Payments on long-term debt and capital leases                 (17.3)        (5.5)
  Borrowings on long-term debt                                   11.7         20.2
  Net borrowings (repayments) under credit facilities               -         (1.4)
                                                               ------       ------
    Net increase (decrease) in debt                              (5.6)        13.3
  Issuance of common stock                                      229.7            -
  Dividends paid                                                 (9.7)       (14.6)
  Exercises of stock options                                      5.1            -
  Proceeds from interest rate swap settlement                     1.5         15.3
                                                               ------       ------
CASH PROVIDED BY FINANCING ACTIVITIES                           221.0         14.0
                                                               ------       ------

INCREASE IN CASH AND CASH EQUIVALENTS                           183.0         19.1

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR               79.6         59.4
                                                               ------       ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $262.6       $ 78.5
                                                               ======       ======

(a) 2004 includes $(50.0) pension contribution.

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

(in millions, except per share amounts)

                                                        Three Months Ended        Nine Months Ended
                                                           September 30,            September 30,
                                                        ------------------       -------------------
                                                         2004        2003         2004         2003
                                                        ------      ------       ------       ------
                                                           (unaudited)               (unaudited)
Net income (loss) as reported                           $  8.6      $(28.8)      $(15.2)      $(81.9)
Add: Stock-based compensation
 expense included in net income (loss), net of tax         1.8         4.2         12.0          5.2
Deduct: Net impact of SFAS 123,  net of tax               (2.6)       (5.0)       (14.8)        (7.6)
                                                        ------      ------       ------       ------
Pro forma net income (loss)                             $  7.8      $(29.6)      $(18.0)      $(84.3)
                                                        ======      ======       ======       ======
Net income (loss) per common share:
  Basic - as reported                                   $ 0.10      $(0.36)      $(0.18)      $(1.01)
  Basic - pro forma                                     $ 0.09      $(0.37)      $(0.22)      $(1.04)
  Diluted - as reported                                 $ 0.09      $(0.36)      $(0.18)      $(1.01)
  Diluted - pro forma                                   $ 0.08      $(0.37)      $(0.22)      $(1.04)

Recent Accounting Pronouncement

      On May 19, 2004 the Financial Accounting Standards Board issued FASB Staff Position (FSP) 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" that provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits. The Act provides the opportunity for a retiree to obtain a prescription drug benefit under Medicare, or for a Federal subsidy, with tax-free payments commencing in 2006, to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by law. Under FSP 106-2, the effect of the Federal subsidy shall be accounted for as an actuarial experience gain. In addition, the effect of the Act is taken into consideration, as appropriate, in determining an employer's future per capita claims cost. Based upon estimates from the Company's actuaries, it is expected that the effect of the Act will result in a reduction in the Accumulated Other Postretirement Benefits obligation of $46 million. The benefit to the Company will be recognized over multiple years as a reduction to postretirement benefit expense. The Company adopted FSP 106-2 in the beginning of the 2004 third quarter, resulting in approximately $1 million lower postretirement benefit expense in the quarter.

NOTE 2. J&L SPECIALTY STEEL, LLC ASSET ACQUISITION

      On June 1, 2004, a subsidiary of the Company acquired substantially all of the assets of J&L Specialty Steel, LLC ("J&L"), a producer of flat-rolled stainless steel products with operations in Midland, Pennsylvania and Louisville, Ohio for $67.2 million in total consideration, including the assumption of certain current liabilities. The purchase price included payment of $7.5 million at closing, the issuance to the seller of a non-interest bearing $7.5 million promissory note that matures on June 1, 2005, and the issuance to the seller of a promissory note in the principal amount of $52.2 million, which is secured by the J&L property, plant and equipment acquired, and which is subject to adjustment on the terms set forth in the asset purchase agreement and has a final maturity of July 1, 2011. The transaction was accounted for as a purchase business combination. The acquired operations are being integrated into the Allegheny Ludlum operation which is part of the Company's Flat-Rolled Products business segment.

      The closing of the acquisition followed the ratification, on May 28, 2004, of a new labor agreement by the United Steelworkers of America ("USWA") represented employees at the Company's Allegheny Ludlum subsidiary and at the former J&L facilities. The new labor agreement expires in June 2007, and provides for a workforce restructuring through the reduction in the number of production and maintenance job grades from 34 to five, and the implementation of flexible work rules. The number of production and maintenance employees at the pre-acquisition Allegheny Ludlum facilities is being reduced by 650 employees through an early retirement program over the next two and a half years pursuant to which the USWA-represented employees are being offered Transition Assistance Program ("TAP") incentives, to be paid from the Company's defined benefit pension trust. The new labor agreement also includes a cap on the Company's retiree medical costs. In the 2004 second quarter, the Company recorded charges of $25.4 million for the TAP incentives, and also recorded a $5.7 million charge as a result of other costs associated with the new labor agreement and the J&L asset acquisition.

      The following is a summary of the preliminary purchase price allocation of the assets acquired and liabilities assumed or recognized in conjunction with the acquisition based upon their estimated fair market values.

                                               Allocated Purchase
                                                     Price
                                               ------------------
                                                 (in millions)
                                                  (unaudited)
Acquired assets:
Accounts receivable                                  $ 32.1
Inventory                                              57.9
Property, plant and equipment                          27.9
Other assets                                            2.1
                                                     ------
  Total assets                                        120.0

Assumed liabilities:
Accounts payable                                       16.3
Accrued current liabilities                             9.8
Short term debt                                         2.4
Long-term debt                                          2.1
Accrued postretirement benefits                        18.6
Other long-term liabilities                             3.6
                                                     ------
  Total liabilities                                    52.8
                                                     ------

Purchase price - net assets acquired                 $ 67.2
                                                     ======

      Under the terms of the asset purchase agreement, the final purchase price of the J&L asset acquisition is subject to adjustment. This adjustment is expected to be finalized in the 2004 fourth quarter. In the 2003 fourth quarter, J&L recorded a $242 million asset impairment charge to write off the entire value of its property, plant and equipment. The purchase price of the J&L asset acquisition is based on the net working capital acquired, and the fair value of the net assets acquired is in excess of the purchase price. In accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), the excess of fair value over the purchase price represents negative goodwill, which has been allocated as a pro rata reduction to the amounts that would otherwise have been assigned to the acquired noncurrent assets, principally property, plant and equipment.

      The following unaudited pro forma financial information for the Company includes the results of operations of the J&L asset acquisition as if it had been consummated as of the beginning of the periods presented, including the effects of the new labor agreement on retirement benefits expense as it pertains to the former J&L facilities, the effects of the assigned fair value under SFAS 141 of property, plant and equipment acquired, and the effects of the indebtedness incurred to fund the asset acquisition. In addition, the unaudited pro forma financial information is based on historical information and does not purport to represent what the actual consolidated results of operations of the Company would have been had these transactions occurred on the dates assumed, nor is it necessarily indicative of future consolidated results of operations. The unaudited pro forma financial information does not give affect to additional cost savings and synergies that the Company anticipates achieving following the acquisition.

                                                         Three
(In millions, except per share data)                     Months          Nine Months Ended
(unaudited)                                              Ended              September 30,
                                                      September 30,  -------------------------
                                                         2003          2004            2003
                                                      ------------   ---------       ---------
Sales                                                  $   585.0     $ 2,158.0       $ 1,777.6
Net loss before cumulative effect of
     change in accounting principle                        (36.3)         (8.9)          (95.5)
Net loss                                                   (36.3)         (8.9)          (96.8)
Basic and diluted net loss per common share before
     cumulative effect of change in accounting
     principle                                         $   (0.45)    $   (0.11)      $   (1.19)
Basic and diluted net loss per common share                (0.45)        (0.11)          (1.21)

NOTE 3. INVENTORIES

      Inventories at September 30, 2004 and December 31, 2003 were as follows (in millions):

                                         September 30, December 31,
                                             2004         2003
                                         ------------  -----------
                                         (unaudited)    (audited)
Raw materials and supplies                  $ 55.3       $ 37.5
Work-in-process                              516.3        356.2
Finished goods                                92.5         84.9
                                            ------       ------
Total inventories at current cost            664.1        478.6
Less allowances to reduce current cost
     values to LIFO basis                   (194.4)      (111.7)
Progress payments                             (8.9)        (7.2)
                                            ------       ------
Total inventories, net                      $460.8       $359.7
                                            ======       ======

      Inventories are stated at the lower of cost (last-in, first-out ("LIFO"), first-in, first-out ("FIFO"), and average cost methods) or market, less progress payments. Most of the Company's inventory is valued utilizing the LIFO costing methodology. Inventory of the Company's non-U.S. operations is valued using average cost or FIFO methods. Cost of sales expense was $8.5 million higher for the 2004 third quarter and $82.7 million higher for the first nine months of 2004 than would have been recognized if FIFO, rather than LIFO, methodology were utilized to value inventory. Cost of sales expense was $10.5 million higher for the 2003 third quarter and $22.8 million higher for the first nine months of 2003 than would have been recognized if FIFO, rather than LIFO, methodology were utilized to value inventory.

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

NOTE 4. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

      Property, plant and equipment at September 30, 2004 and December 31, 2003 were as follows (in millions):

                                             September 30,   December 31,
                                                 2004           2003
                                             ------------    -----------
                                             (unaudited)      (audited)
Land                                           $   25.1       $   26.3
Buildings                                         230.3          228.2
Equipment and leasehold improvements            1,559.2        1,494.0
                                               --------       --------
                                                1,814.6        1,748.5
Accumulated depreciation and amortization      (1,087.4)      (1,037.4)
                                               --------       --------
Total property, plant and equipment, net       $  727.2       $  711.1
                                               ========       ========

NOTE 5. DEBT

      Debt at September 30, 2004 and December 31, 2003 was as follows (in millions):

                                                                    September 30,  December 31,
                                                                         2004         2003
                                                                    ------------   -----------
                                                                     (unaudited)    (audited)
Allegheny Technologies $300 million 8.375% Notes due 2011, net (a)      $308.6       $309.4
Allegheny Ludlum 6.95% debentures, due 2025                              150.0        150.0
Promissory notes for J&L asset acquisition                                59.7            -
Foreign credit agreements                                                 44.3         35.0
Industrial revenue bonds, due through 2007                                12.1         20.1
Capitalized leases and other                                              16.5         17.6
                                                                        ------       ------
                                                                         591.2        532.1
Short-term debt and current portion of long-term debt                    (33.9)       (27.8)
                                                                        ------       ------
Total long-term debt                                                    $557.3       $504.3
                                                                        ======       ======

      (a) Includes fair value adjustments for interest rate swap contracts of $14.1 million for deferred gains on settled interest rate swap contracts at September 30, 2004, and $15.2 million (including $1.4 million for interest rate swap contracts then outstanding and $13.8 million for deferred gains on settled interest rate swap contracts) at December 31, 2003.

      Interest rate swap contracts are used from time-to-time to manage the Company's exposure to interest rate risks. At the end of the 2002 first quarter, the Company entered into interest rate swap contracts with respect to a $150 million notional amount related to its $300 million, 8.375% ten-year Notes, due December 15, 2011, which involved the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the contracts without an exchange of the underlying principal amount. These contracts were designated as fair value hedges. As a result, changes in the fair value of the swap contracts and the underlying fixed rate debt are recognized in the statement of operations. During the first nine months of 2003, the Company terminated the majority of these interest rate swap contracts and received $15.3 million in cash. Also in 2003, the Company entered into new "receive fixed, pay floating" interest rate swap arrangements related to the 8.375% ten-year Notes which re-established, in total, the $150 million notional amount. In the third quarter 2004, the Company terminated all of the outstanding interest rate swap contracts and realized net cash proceeds of $1.5 million. These gains on settlement remain a component of the reported balance of the Notes ($308.6 million at September 30, 2004 including fair value adjustments), and are being ratably recognized as a reduction to interest expense over the remaining life of the Notes, which is approximately seven years.

      The Company has a $325 million four-year senior secured domestic revolving credit facility ("the facility"), which expires in June 2007, and which is secured by all accounts receivable and inventory of its U.S. operations, and includes capacity for up to $175 million in letters of credit. There were no borrowings under the domestic credit facilities during the first nine months of 2004, or during all of 2003, although a portion of the facility is used to support $114 million in letters of credit.

      Promissory notes totaling $59.7 million were issued in June 2004 as part of the consideration for the J&L asset acquisition. These notes include a non-interest bearing $7.5 million promissory note payable on June 1, 2005, and a $52.2 million promissory note, secured by the J&L property, plant and equipment acquired, which is subject to adjustment on the terms set forth in the J&L asset purchase agreement, payable to the seller in installments in 2007 through 2011, which bears interest at a London Interbank Offered Rate plus a 1% margin, with a maximum interest rate of 6%.

NOTE 6. STOCKHOLDERS' EQUITY AND PER SHARE INFORMATION

      On July 28, 2004, the Company completed a public offering of 13.8 million shares of common stock at $17.50 per share, and received $229.7 million in net proceeds after underwriting costs and expenses. The 13.8 million shares were re-issued from treasury stock. Per share amounts for 2004 reflect the effect of the public offering on a weighted average basis for the periods presented.

      The following table sets forth the computation of basic and diluted net income (loss) per common share (in millions, except share and per share amounts):

                                                          Three Months Ended        Nine Months Ended
                                                             September 30,            September 30,
                                                          ------------------       -------------------
                                                           2004        2003         2004         2003
                                                          ------      ------       ------       ------
                                                              (unaudited)              (unaudited)
Numerator:
Net income (loss) per common share before
 cumulative effect of change in accounting principle      $  8.6      $(28.8)      $(15.2)      $(80.6)

Cumulative effect of change in
 accounting principle, net of tax                             --          --           --         (1.3)
                                                          ------      ------       ------       ------
Numerator for basic and diluted net income (loss)
 per common share - Net income (loss)                     $  8.6      $(28.8)      $(15.2)      $(81.9)
                                                          ======      ======       ======       ======

Denominator:
Denominator for basic earnings per share -
 weighted average shares                                    89.9        81.1         83.7         80.9
  Effect of dilutive securities:
   Option equivalents                                        1.8          --           --           --
   Contingently issuable shares                              2.4          --           --           --
                                                          ------      ------       ------       ------
Denominator for diluted net income (loss) per
 common share - adjusted weighted average
 shares and assumed conversions                             94.1        81.1         83.7         80.9
                                                          ======      ======       ======       ======
Basic net income (loss) per common share before
 cumulative effect of change in accounting principle      $ 0.10      $(0.36)      $(0.18)      $(0.99)
Cumulative effect of change in
 accounting principle, net of tax                             --          --           --        (0.02)
                                                          ------      ------       ------       ------
Basic net income (loss) per common  share                 $ 0.10      $(0.36)      $(0.18)      $(1.01)
                                                          ======      ======       ======       ======
Diluted net income (loss) per common share
 before cumulative effect of change in
 accounting principle                                     $ 0.09      $(0.36)      $(0.18)      $(0.99)
Cumulative effect of change in accounting
 principle, net of tax                                        --          --           --        (0.02)
                                                          ------      ------       ------       ------
Diluted net income (loss) per common share                $ 0.09      $(0.36)      $(0.18)      $(1.01)
                                                          ======      ======       ======       ======

      For the nine months ended September 30, 2004 and both of the comparable 2003 periods, the effects of stock options were antidilutive and thus not included in the calculation of diluted earnings per share.

NOTE 7. COMPREHENSIVE INCOME (LOSS)

      The components of comprehensive income (loss), net of tax, were as follows (in millions):

                                    Three Months Ended      Nine Months Ended
                                       September 30,           September 30,
                                    ------------------      ------------------
                                    2004         2003        2004        2003
                                    -----       ------      ------      ------
                                       (unaudited)              (unaudited)
Net income (loss)                   $ 8.6       $(28.8)     $(15.2)     $(81.9)
                                    -----       ------      ------      ------
Foreign currency translation
    gain (loss)                       8.9         (3.3)       14.0         4.3

Unrealized losses on energy,
    raw materials and currency
    hedges, net of tax               (3.4)        (2.7)       (6.9)       (4.8)
                                    -----       ------      ------      ------
                                      5.5         (6.0)        7.1        (0.5)
                                    -----       ------      ------      ------

Comprehensive income (loss)         $14.1       $(34.8)     $ (8.1)     $(82.4)
                                    =====       ======      ======      ======

NOTE 8. INCOME TAXES

      The three months and nine months ended September 2004 results do not include an income tax provision or benefit due to the uncertainty regarding full utilization of the Company's net deferred tax assets as a result of cumulative losses recorded in the 2001 through 2003 period. The Company is required to maintain a valuation allowance, as recorded in accordance with SFAS No. 109, "Accounting for Income Taxes", until a realization event occurs to support reversal of all, or a portion of, the allowance. The Company recorded a tax benefit on the loss before income taxes and the cumulative effect of a change in accounting principle of $19.5 million and $48.5 million in the 2003 third quarter and first nine months 2003, respectively. The effective tax rate was a benefit of 40.4% and 37.6% for the 2003 third quarter and first nine months 2003, respectively.

NOTE 9. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

      The Company has defined benefit pension plans and defined contribution plans covering substantially all employees. Benefits under the defined benefit pension plans are generally based on years of service and/or final average pay. The Company funds the U.S. pension plans in accordance with the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code. In the 2004 third quarter, the Company voluntarily contributed $50 million to the U.S. pension plan to improve the plan's funded position.

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

      In the 2004 second quarter in conjunction with the new labor agreement at the Company's Allegheny Ludlum operation, a $25.4 million charge for pension termination benefits was recognized for the TAPs. The TAP incentive will be paid from the Company's U.S. defined benefit pension fund over the next two and a half years to 650 employees. The new labor contract also includes caps on the Company's retiree medical benefit costs.

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

      On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act was enacted into law. The Act provides for a Federal subsidy, with tax-free payments commencing in 2006, to sponsors of retiree health care benefits plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law. Based upon estimates from the Company's actuaries, and including the changes to retiree medical benefits described above, it is expected that the effect of the Act will result in a reduction in the Accumulated Other Postretirement Benefits Obligation ("APBO") of $46 million. This reduction in the APBO will be recognized over multiple years as a reduction to postretirement benefit expense.

      The changes to retiree medical benefits in the 2004 second quarter and the effects of the Act are expected to reduce the Company's APBO by approximately $331 million.

      For the three months and nine months ended September 30, 2004 and 2003, the components of pension expense for the Company's defined benefit plans and components of postretirement benefit expense included the following (in millions):

                                                     Three Months Ended       Nine Months Ended
                                                        September 30,           September 30,
                                                     ------------------      -------------------
                                                      2004        2003        2004         2003
                                                     ------      ------      ------       ------
                                                        (unaudited)              (unaudited)
Pension Benefits:
Service cost - benefits earned during the year       $  6.5      $  7.1      $ 21.0       $ 21.4
Interest cost on benefits earned in prior years        31.4        32.1        94.4         95.2
Expected return on plan assets                        (36.9)      (35.2)     (110.6)      (104.8)
Amortization of prior service cost                      6.3         6.7        18.9         20.1
Amortization of net actuarial loss                     10.6        12.7        32.0         38.2
                                                     ------      ------      ------       ------
                                                       17.9        23.4        55.7         70.1
Termination benefits                                     --          --        25.4           --
Plan design change                                       --          --         0.5           --
                                                     ------      ------      ------       ------
Total pension expense                                $ 17.9      $ 23.4      $ 81.6       $ 70.1
                                                     ======      ======      ======       ======

                                                     Three Months Ended      Nine Months Ended
                                                        September 30,           September 30,
                                                     ------------------      ------------------
                                                      2004        2003        2004        2003
                                                     ------      ------      ------      ------
                                                         (unaudited)             (unaudited)
Other Postretirement Benefits:
Service cost - benefits earned during the year       $  0.7      $  1.4      $  4.4      $  4.8
Interest cost on benefits earned in prior years         9.2        11.0        36.3        33.8
Expected return on plan assets                         (2.2)       (2.3)       (6.6)       (7.0)
Amortization of prior service cost                     (6.5)       (1.2)      (11.0)       (3.6)
Amortization of net actuarial loss                      5.7         1.2        16.0         3.6
                                                     ------      ------      ------      ------
                                                        6.9        10.1        39.1        31.6
Curtailment and settlement gain                          --          --       (72.0)         --
                                                     ------      ------      ------      ------
Total postretirement benefit (income) expense        $  6.9      $ 10.1      $(32.9)     $ 31.6
                                                     ======      ======      ======      ======
Total retirement benefit expense                     $ 24.8      $ 33.5      $ 48.7      $101.7
                                                     ======      ======      ======      ======

NOTE 10. RESTRUCTURING CHARGES

      In the 2004 second quarter, the Company recorded $5.7 million in restructuring charges in the Flat-Rolled Products segment related to the new labor agreement and the J&L asset acquisition. Charges included labor agreement costs of $4.6 million, severance costs of $0.6 million related to approximately 30 salaried employees, and $0.5 million for asset impairment charges for redundant equipment following the J&L asset acquisition. Approximately $1 million of the restructuring charges represent future cash payments that are expected to be paid within one year.

      The Company recognized restructuring costs of $1.2 million during the third quarter of 2003, related to workforce reductions. These cost reduction actions affected approximately 80 employees, primarily salaried and predominantly in the Flat-Rolled and Engineered Products segments.

      Reserves for restructuring charges recorded in 2003 and prior years involving future payments were approximately $6 million at September 30, 2004 and $9 million at December 31, 2003. The reduction in reserves resulted from cash payments to meet severance and lease payment obligations.

NOTE 11. BUSINESS SEGMENTS

      Following is certain financial information with respect to the Company's business segments for the periods indicated (in millions):

                                              Three Months Ended            Nine Months Ended
                                                 September 30,                September 30,
                                             ---------------------       -----------------------
                                               2004         2003           2004           2003
                                             --------     --------       --------       --------
                                                  (unaudited)                  (unaudited)
Total sales:

Flat-Rolled Products                         $  469.1     $  265.0       $1,182.3       $  788.9
High Performance Metals                         204.7        174.9          606.1          525.6
Engineered Products                              76.5         63.2          229.5          193.5
                                             --------     --------       --------       --------
                                                750.3        503.1        2,017.9        1,508.0
Intersegment sales:

Flat-Rolled Products                              3.6          6.1            8.0           14.0
High Performance Metals                          12.2         12.6           42.4           35.5
Engineered Products                               3.9          1.8           12.6            5.5
                                             --------     --------       --------       --------
                                                 19.7         20.5           63.0           55.0
Sales to external customers:

Flat-Rolled Products                            465.5        258.9        1,174.3          774.9
High Performance Metals                         192.5        162.3          563.7          490.1
Engineered Products                              72.6         61.4          216.9          188.0
                                             --------     --------       --------       --------
                                             $  730.6     $  482.6       $1,954.9       $1,453.0
                                             ========     ========       ========       ========

Operating profit (loss):

Flat-Rolled Products                         $   26.7     $   (4.9)      $   35.7       $  (12.4)
High Performance Metals                          21.4          9.5           41.8           29.4
Engineered Products                               5.2          1.2           14.5            6.2
                                             --------     --------       --------       --------
Total operating profit                           53.3          5.8           92.0           23.2

Corporate expenses                               (7.4)        (4.1)         (21.9)         (14.2)
Interest expense, net                            (9.3)        (4.1)         (25.3)         (19.9)
Curtailment gain, net of
  restructuring costs                               -            -           40.4              -
Management transition and
  restructuring costs                               -         (8.6)             -           (8.6)
Other expenses, net
  of gains on asset sales                        (3.2)        (3.8)          (5.6)          (7.9)
Retirement benefit expense                      (24.8)       (33.5)         (94.8)        (101.7)
                                             --------     --------       --------       --------
Income (loss) before income tax benefit
  and cumulative effect of change in
  accounting principle                       $    8.6     $  (48.3)      $  (15.2)      $ (129.1)
                                             ========     ========       ========       ========

      The curtailment gain for the first nine months of 2004, net of restructuring costs, includes the $71.5 million curtailment and settlement gain, the $25.4 million pension termination benefit charge, and the $5.7 million restructuring charges.

      During the 2003 third quarter, the Company recognized management transition and restructuring costs of $8.6 million. In connection with the termination of the Stock Acquisition and Retention Program ("SARP"), in September 2003 the Company terminated the remaining loans outstanding under the SARP, received approximately $0.5 million in cash and recorded $5.6 million of expenses, which is included in selling and administrative expenses on the statement of operations. CEO transition costs of $1.8 million included accelerated vesting of long-term compensation, and accrued obligations pursuant to an employment contract which is included in selling and administrative expenses in the statement of operations. The Company also recognized restructuring costs of $1.2 million related to workforce reductions, primarily salaried and predominantly in the Flat-Rolled and Engineered Products segments.

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

      In 1996, the defined benefit pension plans of the Subsidiary were merged with the defined benefit pension plans of Teledyne, Inc. and Allegheny Technologies became the plan sponsor. As a result, the balance sheets presented for the Subsidiary and the non-guarantor subsidiaries do not include the Allegheny Technologies deferred pension asset, pension liabilities, or the related deferred taxes. The pension assets, liabilities, and the related deferred taxes, and pension expense are recognized by the Guarantor Parent. Management and royalty fees charged to the Subsidiary and to the non-guarantor subsidiaries by the Guarantor Parent have been excluded solely for purposes of this presentation.

NOTE 12. CONTINUED

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
September 30, 2004 (unaudited)

                                        Guarantor                 Non-guarantor
(In millions)                             Parent      Subsidiary   Subsidiaries  Eliminations   Consolidated
-----------------------------------     ---------     ----------  -------------  ------------   ------------
Assets:
 Cash and cash equivalents               $    0.1      $  147.0      $  115.5      $       -       $  262.6
 Accounts receivable, net                     0.2         178.2         186.8              -          365.2
 Inventories, net                               -         222.1         238.7              -          460.8
 Prepaid expenses and other
   current assets                             0.1           8.2          22.7              -           31.0
                                         --------      --------      --------      ---------       --------
   Total current assets                       0.4         555.5         563.7              -        1,119.6
 Property, plant and
   equipment, net                               -         342.0         385.2              -          727.2
 Cost in excess of net
   assets acquired                              -         112.1          92.5              -          204.6
 Deferred pension asset                     144.0             -             -              -          144.0
 Deferred income taxes                       34.3             -             -              -           34.3
 Investments in subsidiaries and
   other assets                           1,388.6         410.5         642.0       (2,381.9)          59.2
                                         --------      --------      --------      ---------       --------
Total assets                             $1,567.3      $1,420.1      $1,683.4      $(2,381.9)      $2,288.9
                                         ========      ========      ========      =========       ========

Liabilities and
   stockholders' equity:
Accounts payable                         $    2.4      $  153.3      $  103.4    $         -       $  259.1
Accrued liabilities                         598.9          85.6         318.5         (784.3)         218.7
Short-term debt and current portion
   of long-term debt                            -           7.5          26.4              -           33.9
                                         --------      --------      --------       --------       --------
Total current liabilities                   601.3         246.4         448.3         (784.3)         511.7
Long-term debt                              308.6         404.3          44.4         (200.0)         557.3
Accrued postretirement
   benefits                                     -         267.2         206.6              -          473.8
Pension liabilities                         248.2             -             -              -          248.2
Other long-term liabilities                  18.9          30.9          57.8              -          107.6
                                         --------      --------      --------       --------       --------
Total liabilities                         1,177.0         948.8         757.1         (984.3)       1,898.6
                                         --------      --------      --------       --------       --------
Total stockholders' equity                  390.3         471.3         926.3       (1,397.6)         390.3
                                         --------      --------      --------       --------       --------
Total liabilities and
 stockholders' equity                    $1,567.3      $1,420.1      $1,683.4      $(2,381.9)      $2,288.9
                                         ========      ========      ========      =========       ========

NOTE 12. CONTINUED

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations
For the nine months ended September 30, 2004 (unaudited)

                                    Guarantor                 Non-guarantor
(In millions)                         Parent     Subsidiary    Subsidiaries  Eliminations  Consolidated
---------------------------------   ---------    ----------   -------------  ------------  ------------
Sales                                $      -     $1,077.5       $  877.4      $      -      $1,954.9
Cost of sales                            72.2      1,033.1          709.7             -       1,815.0
Selling and administrative
 Expenses                                70.2         17.5           80.6             -         168.3
Curtailment (gain), net of
restructuring costs                         -        (40.4)             -             -         (40.4)
Interest expense, net                   (18.0)        (7.0)          (0.3)            -         (25.3)
Other income (expense)
 including equity in income of
 unconsolidated subsidiaries            145.2          1.4            0.9        (149.4)         (1.9)
                                     --------     --------       --------      --------      --------
Income (loss) before income
 tax provision (benefit)                (15.2)        61.7           87.7        (149.4)        (15.2)
Income tax provision (benefit)              -            -              -             -             -
                                     --------     --------       --------      --------      --------
Net income (loss)                    $  (15.2)    $   61.7       $   87.7      $ (149.4)     $  (15.2)
                                     ========     ========       ========      ========      ========

NOTE 12. CONTINUED

Condensed Statements of Cash Flows
For the nine months ended September 30, 2004 (unaudited)

                                    Guarantor               Non-guarantor
(In millions)                         Parent     Subsidiary  Subsidiaries Eliminations Consolidated
---------------------------------   ---------    ---------- ------------- ------------ ------------
Cash flows provided by
  (used in) operating activities      $ (8.2)      $ 27.5       $ (3.9)      $ (6.9)      $  8.5
Cash flows provided by
  (used in) investing activities      (221.1)       (22.3)      (124.6)       321.5        (46.5)
Cash flows provided by
  (used in) financing activities       229.1         99.5        207.0       (314.6)       221.0
                                      ------       ------       ------       ------       ------
Increase (decrease) in
  cash and cash equivalents           $ (0.2)      $104.7       $ 78.5       $    -       $183.0
                                      ======       ======       ======       ======       ======

NOTE 12. CONTINUED

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
December 31, 2003 (audited)

                                        Guarantor                 Non-guarantor
(In millions)                             Parent      Subsidiary   Subsidiaries  Eliminations   Consolidated
-----------------------------------     ---------     ----------  -------------  ------------   ------------
Assets:
Cash and cash equivalents                $    0.3      $   42.3      $   37.0      $       -      $   79.6
Accounts receivable, net                      0.1          89.4         159.3              -         248.8
Inventories, net                                -         147.3         212.4              -         359.7
Income tax refunds                            7.2             -             -              -           7.2
Prepaid expenses, and other
 current assets                                 -          11.5          36.5              -          48.0
                                         --------      --------      --------      ---------      --------
  Total current assets                        7.6         290.5         445.2              -         743.3
Property, plant and
 equipment, net                                 -         326.3         384.8              -         711.1
Cost in excess of net
 assets acquired                                -         112.1          86.3              -         198.4
Deferred pension asset                      144.0             -             -              -         144.0
Deferred income taxes                        34.3             -             -              -          34.3
Investment in subsidiaries
 and other assets                           994.4         546.0         326.9       (1,813.5)         53.8
                                         --------      --------      --------      ---------      --------
Total assets                             $1,180.3      $1,274.9      $1,243.2      $(1,813.5)     $1,884.9
                                         ========      ========      ========      =========      ========

Liabilities and
 stockholders' equity:
Accounts payable                         $    2.5      $   92.4      $   77.4      $       -      $  172.3
Accrued liabilities                         465.6          70.2         181.2         (522.4)        194.6
Short-term debt and current portion
 of long-term debt                              -           9.6          18.2              -          27.8
                                         --------      --------      --------      ---------      --------
Total current liabilities                   468.1         172.2         276.8         (522.4)        394.7
Long-term debt                              309.4         349.9          45.1         (200.1)        504.3
Accrued postretirement
 benefits                                       -         316.8         190.4              -         507.2
Pension liabilities                         220.6             -             -              -         220.6
Other long-term liabilities                   7.5          22.8          53.1              -          83.4
                                         --------      --------      --------      ---------      --------
Total liabilities                         1,005.6         861.7         565.4         (722.5)      1,710.2
                                         --------      --------      --------      ---------      --------
Total stockholders' equity                  174.7         413.2         677.8       (1,091.0)        174.7
                                         --------      --------      --------      ---------      --------
Total liabilities and
 stockholders' equity                    $1,180.3      $1,274.9      $1,243.2      $(1,813.5)     $1,884.9
                                         ========      ========      ========      =========      ========

NOTE 12. CONTINUED

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations
For the nine months ended September, 30 2003 (unaudited)

                                        Guarantor               Non-guarantor
(In millions)                             Parent     Subsidiary  Subsidiaries  Eliminationss   Consolidated
------------------------------------    ---------    ---------- -------------  -------------   ------------
Sales                                    $      -     $  715.4     $  737.6       $      -       $1,453.0
Cost of sales                                69.7        718.6        611.1              -        1,399.4
Selling and administrative
 expenses                                    60.4         17.0         84.0              -          161.4
Restructuring costs                             -          0.5          0.7              -            1.2
Interest income (expense), net              (15.3)        (7.9)         3.3              -          (19.9)
Other income (expense)
 including equity in income of
 unconsolidated subsidiaries                 18.9         (2.9)         9.1          (25.3)          (0.2)
                                         --------     --------     --------       --------       --------
Income (loss) before income
 tax provision (benefit) and
 cumulative effect of change
 in accounting principle                   (126.5)       (31.5)        54.2          (25.3)        (129.1)
Income tax provision (benefit)              (45.9)       (10.5)        17.0           (9.1)         (48.5)
                                         --------     --------     --------       --------       --------
Net income (loss) before cumulative
 effect of change in accounting
 principle                                  (80.6)       (21.0)        37.2          (16.2)         (80.6)
Cumulative effect of change in
 accounting principle, net of tax            (1.3)           -            -              -           (1.3)
                                         --------     --------     --------       --------       --------
Net income (loss)                        $  (81.9)    $  (21.0)    $   37.2       $  (16.2)      $  (81.9)
                                         ========     ========     ========       ========       ========

NOTE 12. CONTINUED

Condensed Statements of Cash Flows
For the nine months ended September 30, 2003 (unaudited)

                                    Guarantor              Non-guarantor
(In millions)                         Parent    Subsidiary  Subsidiaries  Eliminations  Consolidated
---------------------------------   ---------   ---------- -------------  ------------  ------------
Cash flows provided by (used in)
  operating activities                $ 24.5      $117.4       $ 33.2        $(123.0)      $ 52.1
Cash flows provided by (used in)
  investing activities                     -       (19.9)       (28.6)           1.5        (47.0)
Cash flows provided by (used in)
  financing activities                 (24.6)      (92.4)         9.5          121.5         14.0
                                      ------      ------       ------        -------       ------
Increase (decrease) in cash and
  cash equivalents                    $ (0.1)     $  5.1       $ 14.1        $    --       $ 19.1
                                      ======      ======       ======        =======       ======

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

      At September 30, 2004, the Company's reserves for environmental remediation obligations totaled approximately $34.3 million, of which approximately $13.2 million were included in other current liabilities. The reserve includes estimated probable future costs of $10.0 million for federal Superfund and comparable state-managed sites; $9.2 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $6.0 million for owned or controlled sites at which Company operations have been discontinued; and $9.1 million for sites utilized by the Company in its ongoing operations. The Company continues to evaluate whether it may be able to recover a portion of future costs for environmental liabilities from third parties other than participating potentially responsible parties.

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

      In June 1995, the U.S. Government commenced an action against Allegheny Ludlum in the United States District Court for the Western District of Pennsylvania alleging multiple violations of the Federal Clean Water Act. The trial of this matter concluded in February 2001. In February 2002, the Court issued a decision imposing a penalty of $8.2 million for incidents at five facilities that occurred over a period of approximately six years which Allegheny Ludlum had reported to the appropriate environmental agencies. The Company appealed the Court decision and on April 28, 2004, the Third Circuit vacated and remanded the case to the District Court for further consideration. At September 30, 2004, the Company had adequate reserves for this matter.

      As described in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, TDY Industries, Inc. ("TDY") and the San Diego Unified Port District ("Port District") have been involved in litigation in State Court in San Diego, California concerning a lease of property located in San Diego, California ("San Diego facility"). Following trial of this state court matter, the jury rendered a verdict in favor of the Port and judgment was entered in the amount of $22.7 million, which includes the jury award, attorneys' fees and related costs and prejudgment interest. The Company appealed the verdict to the California State Court of Appeals in July 2004. At September 30, 2004, the Company had adequate reserves for this matter.

      In June 2003, the Port District also commenced a separate action in the United States District Court in San Diego against the Company ("Federal Court Complaint") alleging Federal, state and common law claims related to alleged environmental contamination on the property. The Federal Court Complaint seeks an unspecified amount of damages and a declaratory judgment as to TDY's liability for contamination on the property. In the second quarter 2004, the Federal Court granted in part the Company's Motion to Dismiss portions of the Federal Court Complaint relating to alleged violations of state law. The Port filed an amended Complaint, which the Company has answered, essentially denying all claims and asserting a counterclaim and seeking injunctive relief.

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

      The Company conducted an environmental assessment of portions of the San Diego facility at the request of the Regional Board. A report of the assessment was submitted to the Regional Board and at this stage of the assessment, the Company cannot predict if any remediation will be necessary beyond that contemplated by the Port District. In October 2004, the Regional Board issued the Company an order directing that it clean up the San Diego facility and adjacent lagoon, which the Company has appealed.

      TDY and another wholly-owned subsidiary of the Company, among others, have been identified by the U.S. Environmental Protection Agency ("EPA") as PRPs at the Li Tungsten Superfund Site in Glen Cove, New York. The Company believes that most of the contamination at the Site resulted from work done while the U.S. Government either owned or controlled operations at the Site, or from processes done for various agencies of the United States, and that the United States is liable for a substantial portion of the remediation costs at the Site. In November 2000, TDY filed a cost recovery and contribution action against the U.S. Government. The U.S. Government and two other PRPs reached a proposed settlement with EPA in 2003 ("the Settlement"), the terms of which could have precluded TDY's complaint from proceeding against the U.S. Government. The Company submitted comments on the Settlement on the grounds that it was not supported by the facts, and was unfair and unreasonable, and was granted intervention by the Court. In July 2004, TDY, the U.S. Government and EPA entered an Interim Agreement. Under the Interim Agreement, the U.S. Government will fund $20.9 million and TDY will fund $1 million of the remediation costs at the Site, EPA will undertake the remediation, the Settlement will be withdrawn and TDY and the U.S. Government will mediate the cost recovery and contribution action. In addition, EPA agreed that TDY will not be required to perform additional work at the Site and will not be subject to enforcement action, if any, prior to February 18, 2005 unless the mediation ends earlier than that date. In October, 2004, EPA released a proposed plan to address additional areas related to the site, and is seeking public comment on the proposed plan. TDY also expects to seek contribution from other PRPs at the Site. Based on information presently available, the Company believes its reserves on this matter are adequate. An adverse resolution of this matter could have a material adverse effect on the Company's results of operations and financial condition.

      A number of other lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its currently and formerly owned businesses, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and health and safety, and stockholder matters. Certain of such lawsuits, claims and proceedings are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company's financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      We believe Allegheny Technologies Incorporated is one of the largest and most diversified producers of specialty materials in the world. Unless the context requires otherwise, "we", "our" and "us" refer to Allegheny Technologies Incorporated and its subsidiaries.

      We operate in the following three business segments, which accounted for the following percentages of total external sales for the first nine months of 2004 and 2003:

                                             2004            2003
                                             ----            ----
Flat-Rolled Products                          60%             53%
High Performance Metals                       29%             34%
Engineered Products                           11%             13%

      On June 1, 2004, our Allegheny Ludlum operation, the largest business in our Flat-Rolled Products segment, completed the acquisition of substantially all of the assets of J&L Specialty Steel, LLC, ("J&L") a producer of flat-rolled stainless steel products with operations in Midland, Pennsylvania and Louisville, Ohio, for $67.2 million in total consideration, including the assumption of certain current liabilities. The purchase price included $7.5 million cash paid at closing, the issuance to the seller of a non-interest bearing $7.5 million promissory note payable on June 1, 2005, and the issuance to the seller of a promissory note in the principal amount of $52.2 million, which is subject to final adjustment, and secured by the J&L property, plant and equipment acquired, payable in installments in 2007 through 2011, which bears interest at a London Interbank Offered Rate plus a 1% margin, with a maximum interest rate of 6%.

      In connection with the J&L asset acquisition, we reached a new labor agreement with the United Steelworkers of America ("USWA") covering USWA-represented employees at our Allegheny Ludlum subsidiary and at the former J&L facilities. The new agreement provides for a workforce restructuring through which we expect to achieve productivity improvements. Through a reduction in the number of job classifications and the implementation of flexible work rules, employees are being given broader responsibilities and the opportunity to become more involved in the business. The number of production and maintenance employees at the pre-acquisition Allegheny Ludlum facilities is being reduced by 650 employees through an early retirement program over the next two and a half years pursuant to which the employees are being offered transition incentives. We expect over 40% of these retirements to be effective by the end of 2004, over 70% of these retirements to be effective by the end of 2005, and 100% of these retirements to be effective by June 2006.

      With the addition of the J&L assets, we estimate that our Allegheny Ludlum operation will be capable of annual shipments in excess of 700,000 tons of flat-rolled specialty metals with approximately 2,650 production and maintenance employees. By comparison, Allegheny Ludlum shipped 478,000 tons of these metals in 2003 with over 3,000 production and maintenance employees.

      The acquisition of the J&L assets and the negotiation of the new labor agreement with the USWA are expected to improve the performance of our Allegheny Ludlum business. We expect the new labor agreement, combined with the integration of the former J&L operations, to generate annual cost structure improvements relative to the combined performance of the former J&L and pre-acquisition Allegheny Ludlum operations of approximately $200 million when workforce restructuring and synergies are fully implemented in the second half of 2006. We anticipate these cost structure improvements to come from reduced labor costs, operating synergies, improved product mix, and reduced fixed costs. In the aggregate, we expect these initiatives to result in a competitive cost structure for our flat-rolled stainless steel business.

      On July 28, 2004, we completed the sale of 13.8 million shares of our common stock in a public offering, including 1.8 million shares to cover overallotments, and received $229.7 million in net proceeds. The 13.8 million shares were reissued from treasury stock. We intend to use a portion of the net proceeds from this offering to enhance our abilities to make growth-oriented investments, including capital investments and acquisitions that we believe will offer attractive returns. We also intend to use a portion of the net proceeds to strengthen our balance sheet by reducing our outstanding liabilities, which may include making voluntary contributions to our U.S. defined benefit trust or the repayment or repurchase of our long-term debt securities. We may also use a portion of the net proceeds for other general corporate purposes. In September 2004, we executed a portion of this strategy by making a voluntary contribution of $50 million to our U.S. defined benefit plan to improve the funded position of our U.S. defined benefit pension plan. Based on current actuarial studies, we do not expect to be required to make cash contributions to this defined benefit pension plan during the next several years. However, we may elect, depending upon the investment performance of the pension plan assets and other factors, to make additional cash contributions to this pension plan in the future.

RESULTS OF OPERATIONS

      Sales for the third quarter 2004 were $730.6 million, up 51% compared to the third quarter 2003. Sales increased 80% in the Flat-Rolled Products segment, 19% in the High Performance Metals segment, and 18% in the Engineered Products segment. The increase in sales resulted primarily from higher base-selling prices and raw material surcharges for most of our products compared to the prior year period, and higher shipment volume, predominantly in the Flat-Rolled Products segment.

      Operating profit for the third quarter 2004 increased to $53.3 million, compared to $5.8 million for the same period of 2003, as a result of improved performance across all of our business segments. The Flat-Rolled Products segment led this improvement with an operating profit of $26.7 million. Results for the third quarter 2004 included a LIFO (last-in, first-out) inventory valuation reserve charge of $8.5 million, due primarily to a third quarter 2004 increase in raw material costs, especially for nickel, chromium, molybdenum, iron scrap, and titanium scrap. For the same 2003 period, the LIFO inventory valuation reserve charge was $10.5 million.

      Net income for the third quarter 2004 was $8.6 million, or $0.09 per share. Retirement benefit expense was $24.8 million in the third quarter of 2004 compared to $33.5 million in the third quarter of 2003, down primarily as a result of actions taken in the second quarter 2004 to control certain retiree medical costs. 2004 results do not include an income tax provision or benefit as a result of cumulative losses recorded in the 2001 through 2003 period.

      In the third quarter 2003, we reported a net loss of $28.8 million, or $0.36 per share, on sales of $482.6 million. Third quarter 2003 results included an income tax benefit of $19.5 million.

      For the first nine months of 2004, sales increased 34.5% to $1,954.9 million, and operating profit increased to $92.0 million compared to $23.2 million for the same 2003 period, as a result of improved performance across all of the business segments. Business conditions in most of our end markets reflected increased demand and improved pricing for many of our products during the first nine months of 2004, compared to the same period of 2003. These improved market conditions were partially offset by LIFO inventory reserve charges due to higher raw material costs, which resulted in a net loss of $15.2 million, or $0.18 per share, for the first nine months of 2004 compared to a net loss before cumulative effect of a change in accounting principle of $80.6 million, or $0.99 per share, for the first nine months of 2003. As discussed above, 2004 results do not include an income tax provision or benefit. For the first nine months of 2003, results included an income tax benefit of $48.5 million, or $0.60 per share.

      The results for the nine months ended September 30, 2004, also included a LIFO inventory valuation reserve charge of $82.7 million, primarily due to the effects of rapidly rising raw material costs. The first nine months of 2003 results included a LIFO inventory valuation reserve charge of $22.8 million. Retirement benefit expense was $94.8 million for the first nine months of 2004, compared to $101.7 million in the comparable year ago period. This retirement benefit expense comparison excludes the previously discussed curtailment and settlement gain and the pension termination benefits recorded in the second quarter of 2004. Cost reductions, before the effects of inflation, totaled $103.2 million through the nine months ended September 30, 2004. Our initial cost reduction goal for 2004 was $104 million.

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

FLAT-ROLLED PRODUCTS SEGMENT

      Third quarter 2004 sales increased 80% to $465.5 million, compared to the third quarter 2003, primarily due to improved demand from capital goods markets, the impact of higher raw material surcharges and base-selling price increases, and higher shipment volume resulting from the recently acquired assets in Midland, Pennsylvania and Louisville, Ohio. Total finished tons shipped increased by over 50,000 tons, or 42%, in the third quarter 2004 compared to the third quarter of 2003. Shipments of commodity products increased 49% and shipments of high-value products increased 24% from the comparable 2003 period. Average transaction prices, which include surcharges, were 26% higher. The average base-selling price, which excludes surcharges, for stainless steel cold-rolled sheet increased 25% compared to the third quarter 2003.

      Demand continued to be strong from the residential construction and remodeling markets, and capital goods markets such as chemical processing, oil and gas, and power generation. Demand remained good from the automotive and appliance markets. As a result of these improved business conditions, operating profit increased to $26.7 million for the third quarter 2004, compared to an operating loss of $4.9 million in the comparable 2003 period. The benefits of increased shipment volumes, additional surcharges, higher base-selling prices, and cost reduction initiatives were partially offset by higher raw material costs, which resulted in a LIFO inventory valuation reserve charge of $9.2 million in the third quarter 2004, and approximately $2.0 million of costs associated with flooding at our facilities in Western Pennsylvania resulting from the remnants of Hurricane Ivan. The 2003 third quarter included a LIFO inventory valuation reserve charge of $7.5 million. Energy costs increased by $0.2 million compared to 2003, net of approximately $0.4 million in gains from natural gas derivatives, as a result of higher natural gas and electricity prices. Results for the 2004 third quarter benefited from $19.5 million in gross cost reductions, before the effects of inflation.

      The J&L asset acquisition was completed June 1, 2004. Since the acquisition was accounted for as a purchase, third quarter 2004 results did not include any operating profit on sales of the purchased J&L inventory on hand at the acquisition date.

Comparative information on the segment's products for the three months ended September 30, 2004 and 2003 is provided in the following table:

                                          Three Months Ended
                                             September 30,
                                        ----------------------       %
                                          2004          2003      Change
                                        --------      --------    ------
Volume (finished tons):
 Commodity                               129,184        86,519      49
 High Value                               40,997        33,045      24
                                        --------      --------
 Total                                   170,181       119,564      42

Average prices (per finished ton):
 Commodity                              $  2,198      $  1,570      40
 High Value                             $  4,418      $  3,722      19
 Combined Average                       $  2,732      $  2,165      26

      For the nine months ended September 30, 2004, Flat-Rolled Products sales increased 51.5%, to $1,174.3 million, and operating profit was $35.7 million, compared to an operating loss of $12.4 million for the prior year-to-date period. Segment results for the 2004 year-to-date period included a LIFO inventory reserve charge of $62.0 million due to significantly higher raw material costs, compared to a prior year LIFO inventory valuation reserve charge of $20.5 million. Energy costs, net of hedging activities, were $6.1 million higher in the first nine months of 2004 compared to the comparable 2003 period. Increased shipment volume, raw material surcharges, base price increases, and year-to-date 2004 cost reductions of $53.8 million more than offset the LIFO inventory valuation reserve charges and energy cost increases.

      Comparative information on the segment's products for the nine months ended September 30, 2004 and 2003 is provided in the following table:

                                          Nine Months Ended
                                            September 30,
                                        ----------------------       %
                                          2004          2003      Change
                                        --------      --------    ------
Volume (finished tons):
 Commodity                               309,038       257,348      20
 High Value                              119,888       101,734      18
                                        --------      --------
 Total                                   428,926       359,082      19

Average prices (per finished ton):
 Commodity                              $  2,141      $  1,561      37
 High Value                             $  4,268      $  3,660      17
 Combined Average                       $  2,736      $  2,156      27

HIGH PERFORMANCE METALS SEGMENT

      Sales increased 19% to $192.5 million in the third quarter 2004, compared to the third quarter 2003. The commercial aerospace market showed early signs of a cyclical recovery as demand improved from the commercial OEM market. Demand for high performance metals remained strong for spare parts from the commercial and military aerospace markets. Our exotic alloys business continued to benefit from sustained high demand from government and medical markets, and from corrosion markets, particularly in Asia. Operating profit in the quarter increased to $21.4 million, or 11.1% of sales, compared to $9.5 million, or 5.9% of sales, in the year-ago period as a result of improved sales and pricing and cost reduction initiatives. Changes from the second quarter 2004 in raw material costs, inventory levels and mix resulted in a LIFO inventory valuation reserve benefit of $2.1 million, compared to a $3.4 million charge in the third quarter of 2003. Results for the third quarter

2004 benefited from $17.1 million of gross cost reductions, before the effects of inflation.

      Certain comparative information on the segment's major products for the three months ended September 30, 2004 and 2003 is provided in the following table. The increases in selling prices were primarily due to product mix and higher raw material indices.

                                                 Three Months Ended
                                                    September 30,
                                              ------------------------       %
                                                2004           2003       Change
                                              ---------      ---------
Volume (000's pounds):
 Nickel-based and specialty steel alloys          8,227          8,965       (8)
 Titanium mill products                           5,130          4,813        7
 Exotic alloys                                      912          1,052      (13)

Average prices (per pound):
 Nickel-based and specialty steel alloys      $    9.09      $    6.44       41
 Titanium mill products                       $   12.53      $   11.05       13
 Exotic alloys                                $   46.12      $   38.16       21

      For the nine months ended September 2004, segment sales increased 15.0% to $563.7 million. Operating profit was $41.8 million for the nine months ended September 2004, or 7.4% of sales, compared to $29.4 million, or 6.0% of sales for the comparable prior year to date period. The effect of the LIFO inventory valuation reserve charge was $12.6 million in 2004, compared to $4.6 million in 2003. Year-to-date 2004 cost reductions of $39.2 million were offset, in part, by higher LIFO inventory valuation reserve charges, and production inefficiencies and start-up costs related to the Richburg, South Carolina rolling mill upgrade, which was commissioned on October 11, 2004.

      Comparative information on the segment's products for the nine months ended September 30, 2004 and 2003 is provided in the following table:

                                                  Nine Months Ended
                                                     September 30,
                                              --------------------------       %
                                                 2004            2003       Change
                                              ----------      ----------    ------
Volume (000's pounds):
 Nickel-based and specialty steel alloys          25,815          27,114       (5)
 Titanium mill products                           15,809          14,045       13
 Exotic alloys                                     3,179           3,144        1

Average prices (per pound):
 Nickel-based and specialty steel alloys      $     8.30      $     6.54       27
 Titanium mill products                       $    11.70      $    11.68        -
 Exotic alloys                                $    40.86      $    38.01        7

ENGINEERED PRODUCTS SEGMENT

      Sales for the third quarter 2004 increased 18% to $72.6 million. Demand for tungsten products remained strong from the oil and gas, mining, cutting tool and medical markets. Demand remained strong for forged products from the Class 8 truck market and improved from the oil and gas and off-road vehicle markets. Demand for cast products improved from the transportation and wind energy markets. Operating profit in the quarter improved to $5.2 million, or 7.2% of sales, compared to $1.2 million, or 2.0% of sales, in the third quarter 2003. Higher sales volumes, improved pricing, and benefits from cost reductions more than offset higher raw material costs and approximately $0.5 million of costs associated with flooding at our Rome Metals operation in Western Pennsylvania resulting from the remnants of Hurricane Ivan. The rise in raw material costs resulted in a LIFO inventory valuation reserve charge of $1.4 million in the third quarter 2004, compared to a $0.4 million benefit in the third quarter of 2003. Results for the third quarter 2004 benefited from $2.4 million in gross cost reductions, before the effects of inflation.

      For the nine months ended September 2004, sales increased 15.4% to $216.9 million, and operating profit was $14.5 million, or 6.7% of sales, compared to $6.2 million, or 3.3% of sales in 2003. Cost of sales in 2004 included an $8.1 million LIFO inventory valuation reserve charge, compared to a LIFO valuation reserve benefit of $2.3 million for the nine months ended September 2003. Higher sales volumes, improved pricing and 2004 gross cost reductions of approximately $7.2 million more than offset rising raw material and other cost increases.

CORPORATE ITEMS

      Net interest expense increased to $9.3 million for the third quarter 2004 from $4.1 million for the same period last year, primarily as a result of the recognition in the third quarter 2003 of interest income of $4 million related to a Federal income tax settlement associated with prior years, and interest expense associated with the financing of the June 1, 2004, J&L asset acquisition. For the nine months ended September 2004, net interest expense was $25.3 million compared to $19.9 million in 2003, with the 2004 year-to-date increase due primarily to the aforementioned third quarter items. Our "receive fixed, pay floating" interest rate swap contracts for $150 million related to the $300 million, 8.375%, ten-year Notes due 2011, which effectively converted this portion of the Notes to variable rate debt, decreased year-to-date interest expense by $4.0 million in 2004, and $4.9 million in 2003, compared to the fixed interest expense of the Notes that would otherwise be applicable. These swap contracts were terminated in the third quarter 2004.

      Retirement benefit expense declined to $24.8 million in the third quarter 2004, compared to $33.5 million in the third quarter 2003, primarily as a result of actions taken in the second quarter 2004 to control certain retiree medical costs. Pension expense decreased to $17.9 million for the 2004 third quarter from $23.4 million for same period of last year as actual returns on pension assets in 2003 were higher than expected. This was partially offset by the use in 2004 of a lower assumed discount rate to value pension benefit liabilities. Other postretirement benefit expense also decreased for the 2004 third quarter to $6.9 million from $10.1 million in the comparable 2003 period, as effects of the new labor agreement at our Allegheny Ludlum operations in the 2004 second quarter and the effects of the 2003 Federal Medicare prescription drug benefit program, which we began to recognize in the 2004 third quarter, more than offset a projected rise in the medical cost inflation rate and a lower assumed discount rate utilized for the current year. In the third quarter 2004 and 2003, retirement benefit expense increased cost of sales by $17.7 million and $23.1 million, respectively, and increased selling and administrative expenses by $7.1 million and $10.4 million, respectively.

      For the year-to-date periods, 2004 retirement benefit expense was $94.8 million, compared to $101.7 million in 2003. Retirement benefit expense increased cost of sales for the nine months ended September 2004 by $70.6 million, and increased selling and administrative expenses by $24.2 million. For the nine months ended September 2003, retirement benefit expenses increased cost of sales by $71.0 million and increased selling and administrative expenses by $30.7 million.

      The 2004 retirement benefit expense discussed above does not include the effects of the $71.5 million curtailment and settlement gain related to the elimination of retiree medical benefits for certain non-collectively bargained employees beginning in 2010, nor does this expense include the $25.4 million charge related to the Transition Assistance Program ("TAP") incentives associated with the new labor agreement at Allegheny Ludlum, which will be paid from our U.S. defined benefit pension plan. Additionally, retirement benefit expense recognized through September 2004 includes only about $1 million of the expected $46 million favorable impact on our postretirement medical expense from the enactment of the Federal Medicare prescription drug benefit program in December 2003. The reduction in postretirement expense from this program will be recognized over multiple years.

      We are not required to make cash contributions to the U.S. defined benefit pension plan for 2004. During the third quarter 2004, we made a $50 million voluntary cash contribution to this defined benefit pension plan to improve the plan's funded position. Based on current actuarial studies, we do not expect to be required to make cash contributions to this defined benefit pension plan during the next several years. However, we may elect, depending upon investment performance of the pension plan assets and other factors, to make additional cash contributions to this pension plan in the future.

      Corporate expenses increased to $7.4 million for the third quarter of 2004 compared to $4.1 million for the third quarter of 2003. For the nine months ended September 2004, corporate expenses were $21.9 million compared to $14.2 million for the comparable prior year period. These increases are due primarily to non-cash expenses associated with our stock-based long-term incentive compensation programs and costs of complying with Sarbanes-Oxley regulations, which more than offset savings associated with reductions in staffing and other efforts to control costs at the corporate office. Selling and administrative expenses were largely unchanged in dollar terms from the prior year quarter and year-to-date periods, but declined as a percentage of sales due to increased sales in 2004. Excluding the effects of retirement benefit expense and an increase of $1.8 million in non-cash stock-based compensation expense compared to the prior year period, selling and administrative expenses as a percentage of sales declined to 6.6% in the 2004 third quarter, from 8.8% in the same period of 2003. For the nine months ended September 2004, selling and administrative expenses declined to 6.8% of sales, from 8.7% of sales in the prior year-to-date period, excluding the effects of retirement benefit expense, non-cash stock-based compensation expense and prior year management transition costs described below.

CURTAILMENT GAIN, NET OF RESTRUCTURING COSTS

      In the 2004 second quarter, we recorded a curtailment gain, net of restructuring costs of $40.4 million, which includes the $71.5 million curtailment and settlement gain and the $25.4 million pension termination benefit charge discussed in Corporate Items, above, and $5.7 million of restructuring charges. The restructuring charges related to the new labor agreement at our Allegheny Ludlum operations, and the J&L asset acquisition, and included labor agreement costs of $4.6 million, severance costs of $0.6 million related to approximately 30 salaried employees, and $0.5 million for asset impairment charges for redundant equipment following the J&L asset acquisition.

MANAGEMENT TRANSITION AND RESTRUCTURING COSTS

      Third quarter 2003 results included pretax management transition and restructuring costs of $8.6 million. This amount included $5.6 million associated with the termination of the Stock Acquisition and Retention Program ("SARP"), which was reported in selling and administrative expenses on the consolidated statement of operations. In September 2003, we terminated the remaining loans outstanding under the SARP, received approximately $0.5 million in cash and recorded $5.6 million of expenses. CEO transition costs of $1.8 million included accelerated vesting of long-term compensation, and accrued obligations pursuant to an employment contract, which were reported in selling and administrative expenses on the consolidated statement of operations. Workforce reductions of $1.2 million related to the Flat-Rolled Products and Engineered Products segments were reported in restructuring costs on the consolidated statement of operations.

INCOME TAXES

      The 2004 third quarter and first nine months 2004 results do not include an income tax provision or benefit due to the uncertainty regarding full utilization of our net deferred tax assets as a result of cumulative losses recorded in the 2001 through 2003 period. A valuation allowance was recorded in accordance with SFAS No. 109, "Accounting for Income Taxes", based upon the results of our quarterly evaluation concerning the estimated probability that the net deferred tax asset would be realizable. We are required to maintain a valuation allowance until a realization event occurs to support reversal of all or a portion of the allowance. Our effective tax rate was a benefit of 40.4% and 37.6% for the 2003 third quarter and first nine months 2003, respectively. The effective tax rate for the third quarter 2003 was favorably impacted by the settlement of previous years' Federal income tax obligations, resulting in a $17.1 million income tax refund receivable at September 30, 2003. We received Federal income tax refunds of $7.2 million in 2004 and $48.5 million in 2003, almost entirely in the first quarter of both years. Under current tax laws we are substantially unable to carry-back any current year or future year tax losses to prior periods to obtain cash refunds of taxes paid during those periods. Our 2003 Federal net operating loss tax carryforward of $42 million, and current year Federal tax losses, if any, can be carried forward for up to 20 years and applied against any taxes owed in those future years.

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

FINANCIAL CONDITION AND LIQUIDITY

CASH FLOW AND WORKING CAPITAL

      At September 30, 2004, cash and cash equivalents totaled $262.6 million, an increase of $183.0 million from December 31, 2003. On July 28, 2004, the sale of 13.8 million shares of ATI common stock was completed in a public offering at $17.50 per share with net cash proceeds of $229.7 million. During the first nine months ended September 30, 2004, cash generated from operations was $8.5 million as improved operating results for 2004 and the receipt of a $7.2 million Federal income tax refund pertaining to our 2003 tax return offset a $147.7 million increase in managed working capital and a $50 million voluntary contribution to our U.S. defined benefit pension plan. The increase in managed working capital, excluding the effects of the J&L asset acquisition, was primarily due to a $85.4 million increase in accounts receivable resulting from a higher level of sales in the third quarter of 2004 compared to the fourth quarter of 2003, and a $133.1 million increase in inventory as a result of increased operating volume and higher raw material costs, partially offset by a $70.8 million increase in accounts payable. Investing activities included capital expenditures of $39.5 million and the initial cash consideration for the J&L asset acquisition of $7.5 million.

      As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable and gross inventories, less accounts payable. In measuring performance in controlling this managed working capital, we exclude the effects of LIFO inventory valuation reserves, excess and obsolete inventory reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. At September 30, 2004, managed working capital was 26.3% of annualized sales compared to 30.7% of annualized sales at December 31, 2003. During the first nine months of 2004, managed working capital increased by $147.7 million. The increase in managed working capital from December 31, 2003 was due to increased accounts receivable, which reflects the higher level of sales in the third quarter 2004 compared to the fourth quarter 2003, and increased inventory, mostly as a result of increased operating levels and higher raw material costs, which was partially offset by increased accounts payable. The majority of the increase in raw material costs should be recovered through surcharges. While inventory and accounts receivable balances increased during the first nine months of 2004, gross inventory turns, which excludes the effect of LIFO inventory valuation reserves, and days sales outstanding, which measures actual collection timing for accounts receivable, both improved over December 31, 2003 levels.

      The components of managed working capital were as follows:

(in millions)                                 September 30,    December 31,
                                                  2004            2003
                                              ------------     -----------
Accounts receivable                             $  365.2        $  248.8
Inventories                                        460.8           359.7
Accounts payable                                  (259.1)         (172.3)
                                                --------        --------
Subtotal                                           566.9           436.2

Allowance for doubtful accounts                     11.2            10.2
LIFO reserves                                      194.4           111.7
Corporate and other                                 24.5            17.4
                                                --------        --------
Managed working capital                         $  797.0        $  575.5
                                                ========        ========

Annualized prior 2 months sales                 $3,026.0        $1,874.0
                                                ========        ========

Managed working capital as a
  % of annualized sales                             26.3%           30.7%

September 30, 2004 change in managed
  working capital                               $  221.5
Acquisition of J&L managed working capital         (73.8)
                                                --------
Net change in managed working capital           $  147.7
                                                ========

CAPITAL EXPENDITURES

      Capital expenditures for 2004 are expected to be approximately $60 million, of which $39.5 million had been expended in the first nine months of 2004. Capital expenditures primarily relate to the upgrade of our flat-rolled products melt shop located in Brackenridge, Pennsylvania and investments to enhance the high performance metals capabilities of our high performance metals long products rolling mill facility located in Richburg, South Carolina.

DIVIDENDS

      A regular quarterly dividend of $0.06 per share of common stock was declared on September 2, 2004, payable to stockholders of record at the close of business on September 20, 2004. While we have historically paid cash dividends on our common stock, we cannot make assurances that in the future we will not reduce the amount of dividends paid, or stop paying dividends, on our common stock. For example, in the fourth quarter of 2002, our Board of Directors substantially reduced the amount of our quarterly dividend from the levels we had been paying in previous quarters. The declaration and payment of dividends, if any, and the amount of any such dividends depends upon matters deemed relevant by our Board of Directors on a quarterly basis, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate.

DEBT

      At September 30, 2004, we had $591.2 million in total outstanding debt, compared to $532.1 million at December 31, 2003, an increase of $59.1 million. The increase in debt was primarily due to $59.7 million in seller financing for the J&L asset acquisition, and net borrowings of $7.8 million at our STAL joint venture, partially offset by net debt repayments of $13.4 million, primarily for industrial revenue bonds.

      In managing our overall capital structure, one of the measures on which we focus is net debt to total capitalization, which is the percentage of our debt to our total invested and borrowed capital. In determining this measure, debt and total capitalization are net of cash on hand which may be available to reduce borrowings. Our net debt to total capitalization ratio improved to 45.7% at September 30, 2004 from 72.1% at December 31, 2003, primarily as a result of the $229.7 million of cash proceeds received from the July 2004 common stock offering. The net debt to capital ratio was determined as follows:

(Unaudited - dollars in millions)  September 30,  December 31,
                                       2004          2003
                                   ------------   -----------
Total debt                            $591.2        $532.1
Less: cash                            (262.6)        (79.6)
                                      ------        ------
Net debt                              $328.6        $452.5

Net debt                              $328.6        $452.5
Stockholders' equity                   390.3         174.7
                                      ------        ------
Total capital                         $718.9        $627.2

Net debt to capital ratio               45.7%         72.1%
                                      ======        ======

      Interest rate swap contracts are used from time-to-time to manage our exposure to interest rate risks. At the end of the 2002 first quarter, we entered into interest rate swap contracts with respect to a $150 million notional amount related to our 8.375% ten-year Notes due 2011 ("Notes"), which involved the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the contracts without an exchange of the underlying principal amount. These contracts were designated as fair value hedges. As a result, changes in the fair value of the swap contracts and the underlying fixed rate debt are recognized in the statement of operations. In the first nine months of 2003, we terminated the majority of these interest rate swap contracts and received $15.3 million in cash. Also in 2003, we entered into new "receive fixed, pay floating" interest rate swap arrangements related to Notes which re-established, in total, the $150 million notional amount. In the third quarter 2004, we terminated all of the outstanding interest rate swap contracts and realized net cash proceeds of $1.5 million. These gains on settlement remain a component of the reported balance of the Notes ($308.6 million at September 30, 2004, including fair value adjustments), and are being ratably recognized as a reduction to interest expense over the remaining life of the Notes, which is approximately seven years.

      We did not borrow funds under our secured domestic credit facility during the first nine months of 2004, or during all of 2003. We have a $325 million four-year senior secured domestic revolving credit facility ("the facility"), which expires in June 2007, and which is secured by all accounts receivable and inventory of our U.S. operations, and includes capacity for up to $175 million in letters of credit. Outstanding letters of credit issued under the facility at September 30, 2004 were approximately $114 million.

      The facility limits capital expenditures, investments and acquisitions of businesses, new indebtedness, asset divestitures, payment of dividends, and common stock repurchases which we may incur or undertake during the term of the facility without obtaining permission of the lending group. In addition, the secured credit facility contains a financial covenant, which is not measured unless our undrawn availability as described in the facility is less than $150 million. This financial covenant, when measured, requires us to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") to fixed charges of at least 1.0 to 1.0. EBITDA is adjusted for non-cash items such as income/loss on investments accounted for under the equity method of accounting, non-cash pension expense/income, and that portion of retiree medical and life insurance expenses paid from the our VEBA trust. EBITDA is reduced by capital expenditures and cash taxes paid, and increased for cash tax refunds. Fixed charges include gross interest expense, dividends paid and scheduled debt payments. Our ability to borrow under the secured credit facility in the future could be adversely affected if we fail to maintain the applicable covenants under the agreement governing the facility.

      At September 30, 2004, our undrawn availability under the facility, which is calculated including outstanding letters of credit and domestic cash on hand, was $325 million, and the amount that we could borrow at that date prior to requiring the application of a financial covenant test was $175 million.

      We believe that internally generated funds, current cash on hand, the proceeds of the July 2004 common stock offering, and capacity provided from our secured credit facility will be adequate to meet our foreseeable liquidity needs.

CRITICAL ACCOUNTING POLICIES

INVENTORY

      Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO) and average cost methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. The prices for many of the raw materials we use have recently been extremely volatile, especially during the first nine months of 2004 when raw material prices rose rapidly, compared to 2003. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a rapid rise in raw material costs has a negative effect on our operating results. For example in the first nine months of 2004, the increase in raw material costs on our LIFO inventory valuation method resulted in cost of sales which was $82.7 million higher than would have been recognized if we utilized the FIFO methodology to value our inventory. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold.

      In the 2004 second quarter, we changed our method of calculating LIFO inventories at our Allegheny Ludlum operations by reducing the overall number of Company-wide inventory pools from 15 to eight, and by changing its calculation method for LIFO from the double-extension method to the link-chain method. We made the change in order to better match costs with revenues, to reflect the business structure of Allegheny Ludlum following the J&L asset acquisition, to provide for a LIFO adjustment more representative of Allegheny Ludlum's actual inflation on its inventories, and to conform LIFO accounting methods with our other operations that use the LIFO inventory method. The cumulative effect of the change in methods and the pro forma effects of the change on prior years' results of operations were not determinable. The effect of the change on the results of operations for interim 2004 periods was not material.

      Selling prices for the majority of our stainless products include surcharges for raw materials. These surcharges have been effective in helping to offset the impact of increased raw material costs we have experienced in the first nine months of 2004 on a cash basis. The majority of raw material surcharges, which prevail throughout the stainless steel industry, are structured to recover cash costs for the raw materials incurred to produce the products shipped. For example, the surcharge for nickel, which is a significant raw material used in the production of stainless steel, is included in current month's selling price based upon the average cost for nickel as priced on the London Metals Exchange (plus a margin for handling and delivery) for the period two months prior to shipment. This two-month lag convention is used to align the cost of the raw material melted to the transaction price to the customer. While the surcharge formula is effective in recovering the cash costs for raw materials, it by design approximates the production cycle.

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

      The recognition of a valuation allowance is recorded as a non-cash charge to the income tax provision with an offsetting reserve against the deferred income tax asset. Should we generate pretax losses in future periods, a tax benefit would not be recorded and the valuation allowance recorded would increase. Under these circumstances the net loss recognized and net loss per share for that period would be larger than a comparable period when a favorable tax benefit was recorded. However, tax provisions or benefits would continue to be recognized, as appropriate, on state and local taxes, and taxes related to foreign jurisdictions. The recognition of a valuation allowance does not affect our ability to utilize the deferred tax asset in the future. The valuation allowance could be reduced or increased in future periods if the estimated realizability of the deferred income tax asset changes, based upon consideration of all available evidence, including changes in the carryback period available under tax law.

      At September 30, 2004, we had a net deferred income tax asset, net of deferred income tax liabilities, of $34.3 million. This net deferred income tax asset is presented net of a valuation allowance for certain tax benefits that are not currently expected to be realized. A significant portion of our deferred income tax asset, excluding the valuation allowance, relates to postretirement employee benefit obligations, which have been recognized for financial reporting purposes but are not deductible for income tax reporting purposes until the benefits are paid. These benefit payments are expected to occur over an extended period of years. We have not had a federal net operating loss or tax credit carryforward expire unutilized.

RETIREMENT BENEFITS

      We have defined benefit pension plans and defined contribution plans covering substantially all of our employees. During the third quarter 2004, we made a $50 million voluntary cash contribution to our U.S. defined pension plan to improve the plan's funded position. Based on current actuarial studies, we do not expect to be required to make cash contributions to this defined benefit pension plan during the next several years. However, we may elect, depending upon the investment performance of the pension plan assets and other factors, to make additional cash contributions to this pension plan in the future.

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

      At the end of November each year, we determine the discount rate to be used to value pension plan liabilities. In accordance with SFAS 87, the discount rate reflects the current rate at which the pension liabilities could be effectively settled. In estimating this rate, we receive input from our actuaries regarding the rates of return on high quality, fixed-income investments with maturities matched to the expected future retirement benefit payments. Based on this assessment at the end of November 2003, we established a discount rate of 6.5% for valuing the pension liabilities as of the end of 2003, and for determining the pension expense for 2004. We had previously assumed a discount rate of 6.75% for 2002, which determined the 2003 expense. The effect of this lower discount rate will increase annual pension expense by approximately $4 million in 2004, compared to 2003. The effect on pension liabilities for changes to the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, are deferred and amortized over future periods in accordance with SFAS 87.

      Accounting standards require a minimum pension liability be recorded when the value of pension assets is less than the accumulated benefit obligation ("ABO") at the annual measurement date. As of November 30, 2003, our last measurement date for pension accounting, the value of the ABO exceeded the value of pension investments by approximately $195 million. In accordance with accounting standards, the charge against stockholders' equity will be adjusted in the fourth quarter 2004 to reflect the value of pension assets compared to the ABO as of the end of November 2004, our next measurement date. If the level of pension assets exceeds the ABO as of a future measurement date, the full charge against stockholders' equity would be reversed. If the level of pension assets remains below the ABO, the minimum pension liability and the charge against stockholders' equity would be adjusted to reflect the relative values at that measurement date.

      In the 2004 second quarter in conjunction with the new labor agreement at our Allegheny Ludlum operations, a $25.4 million charge for pension termination benefits was recognized for the previously discussed Transition Assistance Program ("TAP") incentives. The TAP incentives will be paid from our U.S. defined benefit pension trust to 650 employees over the next two and a half years.

      We also sponsor several postretirement plans covering certain hourly and salaried employees and retirees. These plans provide health care and life insurance benefits for eligible employees. In certain plans, our contributions towards premiums are capped based upon the cost as of a certain date, thereby creating a defined contribution. For the non-collectively bargained plans, we maintain the right to amend or terminate the plans in the future. We account for these benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"), which requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as benefits are paid. We use actuarial assumptions, including the discount rate and the expected trend in health care costs, to estimate the costs and benefits obligations for the plans. The discount rate, which is determined annually at the end of November of each year, is developed based upon rates of return on high quality, fixed-income investments. At the end of 2003, we determined this rate to be 6.5%, a reduction from a 6.75% discount rate in 2002. The effect of lowering the discount rate to 6.5% from 6.75% increased 2003 postretirement benefit liabilities by approximately $22 million, and 2004 postretirement benefit expenses will increase by approximately $3 million. Based upon significant cost increases quoted by our medical care providers and predictions of continued significant medical cost inflation in future years, the annual assumed rate of increase in the per capita cost of covered benefits for health care plans was 10.4% for 2004 and was assumed to gradually decrease to 5.0% in the year 2014 and remain level thereafter.

      In the 2004 second quarter, we modified retiree medical benefits for certain non-collectively bargained employees to cap our cost of these benefits, beginning in 2005, and then eliminate the benefits in 2010. A $71.5 million curtailment and settlement gain was recognized in the second quarter 2004, comprised of a $72.0 million one-time reduction of postretirement benefit expense, net of a $0.5 million charge to pension expense related to the retiree medical benefit changes.

      The Other Postretirement Benefits obligation, and postretirement benefit expense recognized through September 30, 2004, includes only a minimal amount of the expected favorable impact of the Medicare Prescription Drug,

Improvement and Modernization Act, which was enacted on December 8, 2003. The Act provides for a Federal subsidy, with tax-free payments commencing in 2006, to sponsors of retiree health care benefits plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law. Based upon estimates from our actuaries, we expect that the federal subsidy included in the law will result in a reduction in the Other Postretirement Benefits obligation of $46 million. We will recognize this reduction in the Other Postretirement Benefits obligation on an actuarially determined basis over several years, as a reduction to postretirement benefit expense.

      As a result of actions taken during the second quarter 2004 to control retiree medical costs and the favorable impact from the enactment of the Federal Medicare prescription drug benefit program, we expect our Other Postretirement Benefits obligation to be reduced by approximately $331 million, or 36%. At the beginning of 2004, retirement benefit expense (pension plus postretirement benefits) was estimated at $143 million for the year, including $68 million for postretirement benefit expenses. As a result of the reduction in the Other Postretirement Benefits obligation, the revised postretirement benefit expense for 2004 is expected to be $46 million. Based upon current actuarial assumptions, we expect the postretirement expense for 2005 to be further reduced to approximately $23 million.

      In accordance with labor agreements covering employees at our Allegheny Ludlum operations and the facilities related to the J&L asset acquisition, certain of these postretirement benefits are funded using plan investments held in Voluntary Employee Benefit Association ("VEBA") trusts. We may continue to fund benefits utilizing the plan assets held in the VEBA trusts if the value of plan assets exceeds $25 million. The expected return on plan investments is a significant element in determining postretirement benefits expenses in accordance with SFAS 106. In establishing the expected return on plan investments, which is reviewed annually in the fourth quarter, we take into consideration the types of securities the plan investments are invested in, how those investments have performed historically, and expectations for how those investments will perform in the future. At our November 2002 measurement date, as a result of a reduction in the percentage of the VEBA's private equity investments, we lowered our expected return on investments held in the VEBA trust to 9%. A 15% return on investments was assumed in prior years. This assumed long-term rate of return on investments is applied to the market value of plan investments at the end of the previous year. This produces the expected return on plan investments that is included in annual postretirement benefits expenses for the current year. The effect of lowering the expected return on plan investments resulted in an increase in annual postretirement benefits expense of approximately $7 million for 2003. Our expected return on investments in the VEBA trust remains 9% for 2004.

      Corporate bond rates have decreased in 2004 from the rates as of November 2003. If corporate bonds rates remain at October 2004 levels, it is likely to result in lower discount rate assumptions used to value pension and postretirement benefit plan liabilities at the end of 2004. Lowering the discount rate would result in increases in pension and postretirement benefit liabilities and retirement benefit expenses for 2005.

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

      Goodwill is required to be reviewed annually, or more frequently if impairment indicators arise. We perform the annual impairment review in the fourth quarter of each fiscal year. The impairment test for goodwill is a two-step process. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this comparison reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of the fair value of the reporting unit over the fair value of all recognized and unrecognized assets and liabilities.

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

BOARD OF DIRECTORS

      On September 2, 2004, ATI announced that Michael J. Joyce and Louis J. Thomas were elected to our Board of Directors. Mr. Joyce was appointed to serve on the Audit Committee and was designated an "audit committee financial expert". Mr. Thomas was appointed to serve on the Board's Technology Committee. Both Mr. Joyce and Mr. Thomas will stand for election at the 2005 Annual Meeting of Stockholders.

OTHER MATTERS

A summary of factors that could cause actual results to differ from forward looking statements is discussed in the section entitled "Quantitative and Qualitative Disclosures about Market Risk and Other Factors" in our Report on Form 10-K for the year ended December 31, 2003, and should be read in conjunction with our Report on Form 10-Q for the quarter ended September 30, 2004.

Product Pricing

      From time-to-time, intense competition and excess manufacturing capacity in the commodity stainless steel industry have resulted in reduced prices, excluding raw material surcharges, for many of our stainless steel products. These factors have had and may have an adverse impact on our revenues, operating results and financial condition.

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

      If suppliers increase the price of critical raw materials, we may not have alternative sources of supply. In addition, to the extent that we have quoted prices to customers and accepted customer orders for products prior to purchasing necessary raw materials or have existing contracts, we may be unable to raise the price of products to cover all or part of the increased cost of the raw materials.

      The manufacture of some of our products is a complex process and requires long lead times. As a result, we may experience delays or shortages in the supply of raw materials or conversion services. If unable to obtain adequate and timely deliveries of required raw materials or conversion services, we may be unable to timely manufacture sufficient quantities of products. This could cause us to lose sales, incur additional costs, delay new product introductions and suffer harm to our reputation.

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

Labor Matters

      We have approximately 9,000 full time employees. A portion of our workforce is represented under various collective bargaining agreements, principally with the USWA, including: approximately 2,900 Allegheny Ludlum and former J&L Specialty Steel production, office and maintenance employees covered by collective bargaining agreements with the USWA, which are effective through June 2007; approximately 165 Oremet employees covered by a collective bargaining agreement with the USWA which is effective through June 2007; and approximately 600 Wah Chang employees covered by a collective bargaining agreement with the USWA which continues through March 2008. The wages and pension benefits for a new collective bargaining agreement with the USWA affecting approximately 120 employees at the Casting Service facility in LaPorte, Indiana are presently the subject of arbitration proceedings.

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

      With respect to proceedings brought under the Federal Superfund laws, or similar state statutes, we have been identified as a PRP at approximately 31 of such sites, excluding those at which we believe we have no future liability. Our involvement is limited or de minimis at approximately 17 of these sites, and the potential loss exposure with respect to any of the remaining 14 individual sites is not considered to be material.

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

      Environmental liabilities are recorded when our liability is probable and the costs are reasonably estimable. In many cases, investigations are not at a stage where we are able to determine whether we are liable or, if liability is probable, to reasonably estimate the loss, or certain components thereof. Accordingly, as investigation and remediation of these sites proceed and as we receive new information, we expect that we will adjust our accruals to reflect the new information. Future adjustments could have a material adverse effect on our results of operations in a given period, but we cannot reliably predict the amounts of such future adjustments. At September 30, 2004, our reserves for environmental matters totaled approximately $34.3 million.

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

J&L Asset Acquisition and New Labor Agreement

      We may not achieve all of the anticipated cost savings, operating synergies and other benefits from the J&L asset acquisition and our new labor agreement. While we have achieved some of these savings and benefits already, there can be no assurance that we will achieve any or all of the anticipated balance, or that the savings we are able to achieve can be sustained over the long term.

      In the event we are unable to successfully implement any of our planned cost savings or business initiatives, or are unable to sustain any that we do successfully implement, we may not realize all of the benefits we currently anticipate from the J&L asset acquisition and the new labor agreement, and our results of operations may suffer as a result.

Internal Controls Over Financial Reporting

      Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404") requires that management evaluate and report on the effectiveness of the Company's internal controls over financial reporting and to provide management's assessment of the effectiveness of internal control over financial reporting in our Annual Report on Form 10-K for the year ended December 31, 2004. Our independent auditors also must attest to, and report on, management's assessment of our internal controls over financial reporting. While we believe, based on our procedures performed during 2003 and 2004, that no material weakness exists in our internal controls over financial reporting, we cannot assure you that we will determine, and our auditors will attest to, a positive assessment as to the effectiveness of our internal controls over financial reporting at December 31, 2004.

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

      In addition, although we occasionally use raw materials surcharges to offset the impact of increased costs, competitive factors in the marketplace can limit our ability to institute such surcharges, and there can be a delay between the increase in the price of raw materials and the realization of the benefit of surcharges. For example, since we generally use in excess of 35,000 tons of nickel each year, a hypothetical change of $1.00 per pound in nickel prices would result in increased costs of approximately $70 million. In addition, in 2003 we also used in excess of 270,000 tons of ferrous scrap in the production of our Flat-Rolled products. During 2003 and throughout 2004, ferrous scrap prices have increased significantly. A hypothetical change of $10.00 per ton would result in increased costs of approximately $2.7 million.

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

      At September 30, 2004, we had aggregate consolidated indebtedness of approximately $591 million, most of which bears interest at fixed rates. In a period of declining interest rates, we face the risk of required interest payments exceeding those based on the then current market rate. From time-to-time, we may enter into interest rate swap contracts to manage our exposure to interest rate risks. In the 2004 third quarter, we terminated our "receive fixed, pay floating" interest rate swap contracts related to our 8.375% ten-year Notes due 2011, which had a total notional amount of $150 million, and we received $1.5 million in cash. These interest rate swap contracts effectively converted this portion of the Notes to variable rate debt, and were designated as fair value hedges. As a result, changes in the fair value of the swap contracts and the underlying fixed rate debt are recognized in the statement of operations. The $1.5 million settlement gain, as well as previous settlement gains on interest rate swap terminations, are deferred and ratably recognized over the life of the underlying fixed rate debt.

      We believe that adequate controls are in place to monitor these hedging activities. However, many factors, including those beyond our control such as changes in domestic and foreign political and economic conditions, as well as the magnitude and timing of interest rate, energy price and nickel price changes, could adversely affect these activities.

      We market our products to a diverse customer base, principally throughout the United States. Trade credit is extended based upon evaluations of each customer's ability to perform its obligations, which are updated periodically. Sales of our products are dependent upon the economic condition of the markets in which we serve. Difficulties and uncertainties in the business environment may affect our customers' creditworthiness and ability to pay their obligations.

ITEM 4. CONTROLS AND PROCEDURES

      (a)   Evaluation of Disclosure Controls and Procedures

      Our Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of September 30, 2004, and they concluded that these controls and procedures are effective.

      (b)   Changes in Internal Controls

      There were no significant changes in internal controls or in other factors that could significantly affect these controls during the fiscal quarter ended September 30, 2004. In the course of management's ongoing evaluation of the effectiveness of internal controls over financial reporting, certain exceptions and deficiencies have been identified. These exceptions and deficiencies are being evaluated and remediated, to the extent required, as part of our Section 404 implementation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

            A number of other lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its current or formerly owned businesses, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and health and safety, and stockholder matters. Certain of such lawsuits, claims and proceedings are described in our Annual Report on Form 10-K for the year ended December 31, 2003. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company's financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period.

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

                       ALLEGHENY TECHNOLOGIES INCORPORATED
                                  (REGISTRANT)

Date: November 4, 2004                By /s/ Richard J. Harshman
                                         ---------------------------------------
                                         Richard J. Harshman
                                         Executive Vice President-Finance and
                                         Chief Financial Officer
                                         (Principal Financial Officer and
                                         Duly Authorized Officer)

Date: November 4, 2004                By /s/ Dale G. Reid
                                         ---------------------------------------
                                         Dale G. Reid
                                         Vice President, Controller and
                                         Chief Accounting Officer and Treasurer
                                         (Principal Accounting Officer)

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