Form 10-K
period 2004-12-31
ALLEGHENY TECHNOLOGIES INC
filed 2005-02-28
CIK 1018963

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION



                             Washington, D.C. 20549
                                   ----------
                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

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

=================================================================================================================
Title of each class                                                     Name of each exchange on which registered
-----------------------------------------------------------------------------------------------------------------
Common Stock, $0.10 Par Value                                           New York Stock Exchange
Preferred Stock Purchase Rights                                         New York Stock Exchange
-----------------------------------------------------------------------------------------------------------------

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

         On February 14, 2005, the Registrant had outstanding 95,892,363 shares of its Common Stock.

The aggregate market value of the Registrant's voting stock held by non-affiliates at June 30, 2004 was approximately $1.4 billion, based on the closing price per share of Common Stock on that date of $18.05 as reported on the New York Stock Exchange, and at February 14, 2005 was approximately $2.1 billion, based on the closing price per share of Common Stock on that date of $22.85 as reported on the New York Stock Exchange. Shares of Common Stock known by the Registrant to be beneficially owned by directors of the Registrant and officers of the Registrant subject to the reporting and other requirements of
Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are not included in the computation. The Registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Exchange Act.

                       Documents Incorporated By Reference

Selected portions of the Proxy Statement for 2005 Annual Meeting of Stockholders
- Part III of this Report. The information included in the Proxy Statement as required by paragraphs (a) and (b) of Item 306 of Regulation S-K and paragraphs
(k) and (l) of Item 402 of Regulation S-K is not incorporated by reference in this Form 10-K.


================================================================================

INDEX

                                                                                                          Page
                                                                                                         Number

PART I ................................................................................................      3
      Item 1.  Business ...............................................................................      3
      Item 2.  Properties .............................................................................      8
      Item 3.  Legal Proceedings ......................................................................      9
      Item 4.  Submission of Matters to a Vote of Security Holders ....................................      9

PART II ...............................................................................................      9
      Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters ..................      9
      Item 6.  Selected Financial Data ................................................................     10
      Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations ..     12
      Item 7A. Quantitative and Qualitative Disclosures About Market Risk .............................     34
      Item 8.  Financial Statements and Supplementary Data ............................................     35
      Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...     70
      Item 9A. Controls and Procedures ................................................................     70
      Item 9B. Other Information ......................................................................     73

PART III ..............................................................................................     73
      Item 10. Directors and Executive Officers of the Registrant .....................................     73
      Item 11. Executive Compensation .................................................................     73
      Item 12. Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters .............................................     74
      Item 13. Certain Relationships and Related Transactions .........................................     74
      Item 14. Principal Accountant Fees and Services .................................................     74

PART IV ...............................................................................................     74
      Item 15. Exhibits and Financial Statement Schedules .............................................     74


SIGNATURES ............................................................................................     77

PART I

ITEM 1. BUSINESS

THE COMPANY

Allegheny Technologies Incorporated is a Delaware corporation with its principal executive offices located at 1000 Six PPG Place, Pittsburgh, Pennsylvania 15222-5479, telephone number (412) 394-2800. Allegheny Technologies was formed on August 15, 1996 by the combination of Allegheny Ludlum Corporation and Teledyne, Inc., which became wholly owned subsidiaries of Allegheny Technologies. References to "Allegheny Technologies," "ATI," the "Company," the "Registrant," "we," "our" and "us" and similar terms mean Allegheny Technologies Incorporated and its subsidiaries, unless the context otherwise requires.

OUR BUSINESS

Allegheny Technologies Incorporated (ATI) uses innovative technologies to produce a wide range of specialty materials for global markets. Our specialty materials are produced in a variety of alloys and forms, including sheet, strip, plate, slab, ingot, billet, bar, rod, wire, seamless tubing, and shapes, and are selected for use in environments that demand materials having exceptional hardness, toughness, strength, resistance to heat, corrosion or abrasion, or a combination of these characteristics. Major end markets of our products include aerospace, construction and mining, chemical processing, oil and gas, automotive, electrical energy, food processing equipment and appliances, machine and cutting tools, transportation, medical, and defense industries.

     Our high-value products include super stainless steel, nickel-based and cobalt-based alloys and superalloys, titanium and titanium alloys, specialty steels, tungsten materials, exotic alloys, which include zirconium, hafnium, niobium and nickel-titanium alloys, and highly engineered strip and Precision Rolled Strip(R) products. In addition, we produce commodity specialty materials such as stainless steel sheet and plate, silicon electrical steel sheet, and tool steels, and carbon alloy steel impression die forgings and large grey and ductile iron castings. We operate in the following three business segments, which accounted for the following percentages of total revenues of $2.7 billion, $1.9 billion, and $1.9 billion for the years ended December 31, 2004, 2003, and 2002 respectively:

                                                  2004          2003          2002
                                                --------      --------      --------
          Flat-Rolled Products                        60%           54%           55%
          High Performance Metals                     29%           33%           33%
          Engineered Products                         11%           13%           12%

FLAT-ROLLED PRODUCTS SEGMENT

Our Flat-Rolled Products segment produces, converts and distributes stainless steel, nickel-based alloys, and titanium and titanium-based alloys, in a variety of product forms, including plate, sheet, strip, engineered strip, and Precision Rolled Strip(R) products, as well as silicon electrical steel sheet, and tool steels. The major end markets for our flat-rolled products are construction and mining, automotive, electrical energy, food processing equipment and appliances, machine and cutting tools, chemical processing, oil and gas, electronics, communication equipment and computers. The operations in this segment are Allegheny Ludlum, our 60% interest in the Chinese joint venture company known as Shanghai STAL Precision Stainless Steel Company Limited (STAL), and our 50% interest in the industrial titanium joint venture known as Uniti LLC. The remaining 40% interest in STAL is owned by the Baosteel Group, a state authorized investment company whose equity securities are publicly traded in the People's Republic of China. The remaining 50% interest in Uniti LLC is held by VSMPO-AVISMA, a Russian producer of titanium, aluminum, and specialty steel products.

     On June 1, 2004, we completed the acquisition of substantially all of the assets of J&L Specialty Steel, LLC, a producer of flat-rolled stainless steel products with operations in Midland, Pennsylvania and Louisville, Ohio, for $67 million in total consideration, including the assumption of certain current liabilities, and which is subject to final adjustment. In connection with the acquisition we reached a new progressive labor agreement with the United Steelworkers of America, which represents employees at Allegheny Ludlum and the former J&L facilities. The new agreement provides for a workforce restructuring, which includes a reduction in the number of job classifications and the implementation of flexible work rules. In addition, the number of production and maintenance employees at the pre-acquisition Allegheny Ludlum facilities is being reduced. As a result of the acquisition and the new progressive labor agreement, we believe we now have one of the lowest-cost production paths for commodity flat-rolled stainless products in North America. We have also created new capacity for our high-value products and have the opportunity to enhance our product mix.

     Stainless steel and nickel-based alloys contain elements such as chromium, nickel and molybdenum for strength and corrosion and heat resistance; titanium and titanium-based alloys provide higher strength-to-weight ratios and are corrosion-resistant; tool steel alloys include carbon, tungsten, molybdenum and other metals to make them both hard and malleable; and electrical steel contains silicon to minimize electrical energy loss when in use. We offer a broad selection of grades, sizes and finishes of these products that are designed to meet international specifications. Our wide array of alloys and product forms provides customers with choices from which to select the optimum alloy for their application. We provide technical support for material selection.

     Stainless steel, nickel-based alloy and titanium sheet products are used in a wide variety of industrial and consumer applications. In 2004, approximately 60% by volume of our sheet products were sold to independent service centers, which have slitting, cutting or other processing facilities, with the remainder sold directly to end-use customers.

     Engineered strip and very thin Precision Rolled Strip(R) products are used by customers to fabricate a variety of products primarily in the automotive, construction and electronics markets. In 2004, approximately 90% by volume of our engineered strip and Precision Rolled Strip products were sold directly to end-use customers or through our own distribution network, with the remainder sold to independent service centers.

     Stainless steel, nickel-based alloy and titanium plate products are primarily used in industrial markets. For 2004, approximately 60% by volume of our plate products were sold to independent service centers, with the remainder sold directly to end-use customers.

HIGH PERFORMANCE METALS SEGMENT

Our High Performance Metals segment produces, converts and distributes a wide range of high performance alloys, including nickel- and cobalt-based alloys and superalloys, titanium and titanium-based alloys, exotic alloys such as zirconium, hafnium, niobium, nickel-titanium, tantalum, and their related alloys, and other specialty materials, primarily in long product forms such as ingot, billet, bar, rod, wire, and seamless tube. The operations in this segment are Allvac, Allvac Ltd (U.K.) and Wah Chang.

     Our nickel-, iron-, and cobalt-based alloys and superalloys and our titanium and titanium-based alloys are engineered to retain exceptional strength and corrosion resistance in critical, high-stress applications. These products are designed for the high performance requirements of such major markets as aerospace jet engines and airframes, chemical processing, oil and gas, medical, power generation, defense, transportation, and marine.

     We are a leading global producer of zirconium and zirconium alloys used in nuclear power generation and for corrosion-resistant applications. Hafnium, a by-product of producing zirconium, is principally used in nuclear power applications and as an alloying addition in aerospace applications. We also produce niobium, also known as columbium, used as an alloying addition in superalloys for aerospace applications. Niobium and related alloys are also used in applications requiring superconducting characteristics for high-strength magnets in both the medical and high-energy physics markets. We also produce tantalum and tantalum alloys for medical implants, chemical processing equipment and aerospace engine components.

ENGINEERED PRODUCTS SEGMENT

The principal business of our Engineered Products segment includes the production of tungsten powder, tungsten heavy alloys, tungsten carbide materials and carbide cutting tools. The segment also produces carbon alloy steel impression die forgings, large grey and ductile iron castings, and provides precision metals processing services. The operations in this segment are Metalworking Products, Portland Forge, Casting Service and Rome Metals.

     We produce a line of sintered tungsten carbide products that approach diamond hardness for industrial markets including automotive, chemical processing, oil and gas, machine and cutting tools, construction and mining, and other markets requiring tools with extra hardness. Technical developments related to ceramics, coatings and other disciplines are incorporated in these products. We also produce tungsten and tungsten carbide powders.

     We forge carbon alloy steels into finished forms that are used primarily in the transportation and construction equipment markets. We also cast grey and ductile iron metals used in the transportation, wind power generation and automotive markets.

     We have precision metals processing capabilities that enable us to provide process services for most high-value metals from ingots to finished product forms. Such services include grinding, polishing, blasting, cutting, flattening, and ultrasonic testing.

COMPETITION

Markets for our high-value and commodity products and services in each of our three business segments are highly competitive. We compete with many producers and distributors who, depending on the product involved, range from large diversified enterprises to smaller companies specializing in particular products. Factors that affect our competitive position are manufacturing costs, industry manufacturing capacity, the quality of our products, services and delivery capabilities, our capabilities to produce a wide range of specialty materials in various alloys and product forms, our technological capabilities including our research and development efforts, our marketing strategies and the prices for our products and services.

     We face competition from both domestic and foreign companies, some of which are government subsidized. In 1999, the United States imposed antidumping and countervailing duties on dumped and subsidized imports of stainless steel sheet and strip in coils and stainless steel plate in coils from companies in ten foreign countries. Administrative reviews by the U.S. Commerce Department and the U.S. International Trade Commission have resulted in lower duty rates. These duties are currently under review to determine whether they will be continued. A decision is expected in the second quarter of 2005. We continue to monitor unfairly traded imports from foreign producers for appropriate action.

FLAT-ROLLED PRODUCTS SEGMENT - MAJOR COMPETITORS

STAINLESS STEEL

o    AK Steel Corporation

o    North American Stainless (NAS), owned by Acerinox S.A. (Spain)

o    Nucor Corporation

o    Outokumpu Stainless Plate Products, owned by Outokumpu Oyj (Finland)

o    Imports from

     -    Acesita S.A. (Brazil)

     -    Arcelor S.A. (France)

     -    Columbus Stainless (Pty) Ltd (S. Africa), owned by Acerinox S.A.

     -    ThyssenKrupp Mexinox S.A. de C.V., group member of ThyssenKrupp AG

     -    ThyssenKrupp AG (Germany)

     -    Ta Chen International Corporation (Taiwan)

HIGH PERFORMANCE METALS SEGMENT - MAJOR COMPETITORS

NICKEL-BASED ALLOYS AND SUPERALLOYS AND SPECIALTY STEEL ALLOYS

o    Carpenter Technology Corporation

o    Special Metals Corporation

o    ThyssenKrupp VDM GmbH, a company of ThyssenKrupp Stainless (Germany)

TITANIUM AND TITANIUM-BASED ALLOYS

o    Titanium Metals Corporation

o    RMI Titanium, an RTI International Metals Company

o    VSMPO - AVISMA (Russia)

EXOTIC ALLOYS

o    Cezus, a group member of AREVA (France)

o    HC Stark, a division of the Bayer Group (Germany)

o Western Zirconium Plant of Westinghouse Electric Company, part of the Nuclear Utilities Business Group of British Nuclear Fuels (BNFL)

ENGINEERED PRODUCTS SEGMENT - MAJOR COMPETITORS

TUNGSTEN AND TUNGSTEN CARBIDE PRODUCTS

o    Kennametal Inc.

o    Iscar (Israel)

o    Sandvik AB (Sweden)

o    Seco Tools AB (Sweden), owned by Sandvik A.B.

RAW MATERIALS AND SUPPLIES

Substantially all raw materials and supplies required in the manufacture of our products are available from more than one supplier and the sources and availability of raw materials essential to our businesses are adequate. The principal raw materials we use in the production of our specialty materials are scrap (including iron-, nickel-, chromium-, titanium- and molybdenum-bearing scrap), nickel, titanium sponge, zirconium sand and sponge, ferrochromium, ferrosilicon, molybdenum and molybdenum alloys, ammonium paratungstate, manganese and manganese alloys, cobalt, niobium, vanadium and other alloying materials.

     Purchase prices of certain principal raw materials have been volatile. As a result, our operating results may be subject to significant fluctuation. We use raw materials surcharge and index mechanisms to offset the impact of increased raw material costs; however, competitive factors in the marketplace can limit our ability to institute such mechanisms, and there can be a delay between the increase in the price of raw materials and the realization of the benefit of such mechanisms. For example, since we generally use in excess of 45,000 tons of nickel each year, a hypothetical increase of $1.00 per pound in nickel prices would result in increased costs of approximately $90 million. We also use in excess of 340,000 tons of ferrous scrap in the production of our flat-rolled products so that a hypothetical increase of $10.00 per ton in ferrous scrap prices would result in increased costs of approximately $3.4 million.

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

EXPORT SALES AND FOREIGN OPERATIONS

International sales represented approximately 20% of our total annual sales in 2004, and approximately 23% of our total sales in each of 2003 and 2002. These figures include export sales by our U.S.-based operations to customers in foreign countries, which accounted for approximately 12%, 14%, and 15%, of our total sales in 2004, 2003, and 2002, respectively. Our overseas sales, marketing and distribution efforts are aided by our international marketing offices or by independent representatives located at various locations throughout the world.

     For 2004, our sales in the United States and Canada represented 80% and 2%, respectively, of total 2004 sales. Within Europe, our sales to the United Kingdom, Germany, and France represented 4%, 4% and 3%, respectively, of total 2004 sales. Within Asia, our 2004 sales to China and Japan represented 2% and 1%, respectively, of total sales.

     Our Allvac Ltd business has manufacturing capabilities in the United Kingdom and enhances service and responsiveness to customers by providing a sales and distribution network for our Allvac-US produced nickel-based, specialty steel and titanium-based alloys. Our Metalworking Products business manufactures and sells high precision threading, milling, boring and drilling components for the European market from locations in the United Kingdom, Switzerland, Germany, France, Italy and Spain. Our STAL joint venture in the People's Republic of China produces Precision Rolled Strip products, which enables us to offer these products more effectively to markets in China and other Asian countries. Our Uniti LLC joint venture allows us to offer titanium products to industrial markets more effectively worldwide.

BACKLOG, SEASONALITY AND CYCLICALITY

Our backlog of confirmed orders was approximately $556 million at December 31, 2004 and $380 million at December 31, 2003. We expect that approximately 93% of confirmed orders on hand at December 31, 2004 will be filled during the year ending December 31, 2005. Backlog of confirmed orders of our Flat-Rolled Products segment was approximately $70 million at December 31, 2004 and $66 million at December 31, 2003. We expect that all of the confirmed orders on hand at December 31, 2004 for this segment will be filled during the year ending December 31, 2005. Backlog of confirmed orders of our High Performance Metals segment was approximately $380 million at December 31, 2004 and $270 million at December 31, 2003. We expect that approximately 90% of the confirmed orders on hand at December 31, 2004 for this segment will be filled during the year ending December 31, 2005.

     Generally, our sales and operations are not seasonal. However, demand for our products are cyclical over longer periods because specialty materials customers operate in cyclical industries and are subject to changes in general economic conditions.

RESEARCH, DEVELOPMENT AND TECHNICAL SERVICES

We believe that our research and development capabilities give ATI an advantage in developing new products and manufacturing processes that contribute to the profitable growth potential of our businesses on a long-term basis. We conduct research and development at our various operating locations both for our own account and, on a limited basis, for customers on a contract basis. Research and development expenditures for each of our three segments for the years ended December 31, 2004, 2003, and 2002 included the following:

(In millions)                                                 2004         2003         2002
                                                            --------     --------     --------
Company-Funded:
     Flat-Rolled Products                                   $    1.6     $    2.6     $    4.1
     High Performance Metals                                     4.7          6.7          5.8
     Engineered Products                                         1.9          2.2          2.1
                                                            --------     --------     --------
                                                            $    8.2     $   11.5     $   12.0
                                                            --------     --------     --------
Customer-Funded:
     Flat-Rolled Products                                   $    0.4     $    0.5     $    0.6
     High Performance Metals                                     1.3          1.9          2.1
                                                            --------     --------     --------
                                                            $    1.7     $    2.4     $    2.7
                                                            --------     --------     --------

     Total Research and Development                         $    9.9     $   13.9     $   14.7
                                                            ========     ========     ========

     With respect to our Flat-Rolled Products and High Performance Metals segments, our research, development and technical service activities are closely interrelated and are directed toward cost reduction, process improvement, process control, quality assurance and control, system development, the development of new manufacturing methods, the improvement of existing manufacturing methods, the improvement of existing products, and the development of new products.

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

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

We are subject to various domestic and international environmental laws and regulations that govern the discharge of pollutants, and disposal of wastes, and which may require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. We could incur substantial cleanup costs, fines, and civil or criminal sanctions, third party property damage or personal injury claims as a result of violations or liabilities under these laws or non-compliance with environmental permits required at our facilities. We are currently involved in the investigation and remediation of a number of our current and former sites as well as third party locations sites.

EMPLOYEES

We have approximately 9,000 full-time employees. A portion of our workforce is covered by various collective bargaining agreements, principally with the United Steelworkers of America ("USWA"), including: approximately 2,950 Allegheny Ludlum production, office and maintenance employees covered by collective bargaining agreements that are effective through June 2007; approximately 220 Oremet employees covered by a collective bargaining agreement that is effective through June 2007; approximately 565 Wah Chang employees covered by a collective bargaining agreement that continues through March 2008, and approximately 180 employees at our Casting Service facility in LaPorte, Indiana, covered by a collective bargaining agreement that is effective through December 2007.

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

PRINCIPAL OFFICERS OF THE REGISTRANT*

Principal officers of the Company as of February 24, 2005 are as follows:

NAME                       AGE         TITLE
----                       ---         -----
L. Patrick Hassey          59          Chairman, President and Chief Executive Officer and Director
Richard J. Harshman        48          Executive Vice President, Finance and Chief Financial Officer
Douglas A. Kittenbrink     49          Executive Vice President, ATI Business System and Group Vice President,
                                       Engineered Products Segment
Jack W. Shilling           61          Executive Vice President, Corporate Development and Chief Technical Officer
Jon D. Walton              62          Executive Vice President, Human Resources, Chief Legal and Compliance Officer,
                                       General Counsel and Corporate Secretary
Dale G. Reid               49          Vice President, Controller, Chief Accounting Officer and Treasurer

* Such officers are subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended.

Set forth below are descriptions of the business background for the past five years of the principal officers of the Company.

     L. Patrick Hassey has been President and Chief Executive Officer since October 1, 2003 and Chairman since May 2004. Mr. Hassey was Executive Vice President and a member of the corporate executive committee of Alcoa, Inc. from November 2002 until his early retirement in February 2003. He had served as Executive Vice President of Alcoa and Group President of Alcoa Industrial Components from May 2000 to October 2002. Prior to May 2000, he served as Executive Vice President of Alcoa and President of Alcoa Europe, Inc.

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

     Jack W. Shilling has served as Executive Vice President, Corporate Development and Chief Technical Officer since October 2003. Dr. Shilling was Executive Vice President, Strategic Initiatives and Technology and Chief Technology Officer from July 2001 to October 2003. He served as President of the High Performance Metals Group from April 2000 to July 2001. Previously, he served as President of Allegheny Ludlum.

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

ITEM 2. PROPERTIES

Our principal domestic locations for melting stainless steel and other flat-rolled specialty materials are located in Brackenridge, Midland, Natrona and Latrobe, PA. In 2004, we completed the installation of the second of two new high-powered electric arc furnaces in our Brackenridge, PA melt shop, the first furnace having begun operation in November 2003. Hot rolling of material is performed at our domestic facilities in Brackenridge and Houston, PA. Finishing of our flat-rolled products takes place at our domestic facilities located in Brackenridge, Bagdad, Vandergrift, Midland and Washington, PA, and in Wallingford and Waterbury, CT, New Castle, IN, New Bedford, MA, and Louisville, OH. The Midland, PA continuous automated finishing line for flat-rolled products acquired in the June 2004 J&L asset acquisition, provides significant productivity improvements by integrating rolling, annealing, pickling and finishing operations into one continuous production line.

     Our principal domestic melting facilities for our high performance metals are located in Monroe, NC and Lockport, NY (vacuum induction melting, vacuum arc remelt, electroslag remelt, plasma melting); Richland, WA (electron beam); and Albany, OR (vacuum arc remelt). Production of high performance metals, most of which are in long product form, takes place at our domestic facilities in Monroe, NC, Lockport, NY, Richburg, SC and Albany, OR. In 2004, we completed a major upgrade and expansion of our long products rolling mill facility located in Richburg, SC. Our production of exotic alloys takes place at facilities located in Albany, OR, Huntsville, AL and Frackville, PA.

     Our principal domestic facilities for the production of our engineered products are located in Nashville, TN, Huntsville, Grant and Gurley, AL, Houston, TX, and Waynesboro, PA (tungsten powder, tungsten carbide materials and carbide cutting tools and threading systems). Other domestic facilities in this segment are located in Portland, IN and Lebanon, KY (carbon alloy steel forgings); LaPorte, IN (grey and ductile iron castings); and southwestern Pennsylvania (precision metals conversion services).

     Substantially all of our properties are owned, and four of our properties are subject to mortgages or similar encumbrances securing borrowings under certain industrial development authority financings.

     We also own or lease facilities in a number of foreign countries, including France, Germany, Switzerland, United Kingdom, and the People's Republic of China. We own and/or lease and operate facilities for melting and remelting, machining and bar mill operations, laboratories and offices located in Sheffield, England. Through our STAL joint venture, we operate a facility for finishing Precision Rolled Strip products in the Xin-Zhuang Industrial Zone, Shanghai, China.

     Our executive offices, located in PPG Place in Pittsburgh, Pennsylvania are leased.

    Although our facilities vary in terms of age and condition, we believe that they have been well maintained and are in sufficient condition for us to carry on our activities.

ITEM 3. LEGAL PROCEEDINGS

In a letter dated May 20, 2004, the EPA informed a subsidiary of the Company that it alleges that the company is not in compliance with the Unilateral Administrative Order (UAO) issued to the company for the South El Monte Operable Unit of the San Gabriel Valley (California) Superfund Site, a multi-part area-wide groundwater cleanup. The EPA indicated that it may take action to enforce the UAO and collect penalties, as well as reimbursement of the EPA's costs associated with the site. The company is in mediation with the EPA to resolve its obligations under the UAO on both technical and legal grounds, and enforcement of the UAO has been stayed.

     We become involved from time to time in various lawsuits, claims and proceedings relating to the conduct of our current and formerly owned businesses, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, taxes, environmental and health and safety, and stockholder matters. While we cannot predict the outcome of any lawsuit, claim or proceeding, our management believes that the disposition of any pending matters is not likely to have a material adverse effect on our financial condition or liquidity. The resolution in any reporting period of one or more of these matters, however, could have a material adverse effect on our results of operations for that period.

     Information relating to legal proceedings is included in Note 14, Commitments and Contingencies of the Notes to Consolidated Financial Statements and incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

COMMON STOCK PRICES

Our common stock is traded on the New York Stock Exchange (symbol ATI). At February 24, 2005, there were approximately 7,100 record holders of Allegheny Technologies Incorporated common stock. We paid a quarterly cash dividend of $0.06 per share on our common stock for each of the four quarters of 2004 and 2003. Our secured credit facility contains a restriction on our ability to pay cash dividends on our common stock. At December 31, 2004, the amount of dividends we could pay was $300 million. The ranges of high and low sales prices for shares of our common stock for the periods indicated were as follows:

                                                               Quarter Ended
                                           --------------------------------------------------------
2004                                        March 31       June 30      September 30    December 31
                                           ----------     ----------    ------------    -----------
     High                                  $    13.94     $    18.40     $    20.50     $    23.48
     Low                                   $     8.64     $     9.17     $    16.53     $    14.22

2003                                        March 31       June 30      September 30    December 31
                                           ----------     ----------    ------------    -----------
     High                                  $     6.85     $     7.54     $     8.23     $    14.00
     Low                                   $     2.10     $     2.88     $     5.95     $     6.55

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected volume, price and financial information for ATI. The financial information has been derived from our audited financial statements included elsewhere in this report. The historical selected financial information may not be indicative of our future performance and should be read in conjunction with the information contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Item 8. Financial Statements and Supplementary Data.

For the Years Ended December 31,                         2004           2003            2002            2001            2000
                                                     ------------   ------------    ------------    ------------    ------------
Volume:
     Flat-Rolled Products (finished tons)                 587,753        478,353         487,335         498,066         608,601
      Commodity                                           422,944        342,689         350,301         367,894         460,940
      High value                                          164,809        135,664         137,034         130,172         147,661
     High Performance Metals -- nickel-based
      and specialty steel alloys (000's lbs.)              34,353         35,168          35,832          51,899          46,612
     High Performance Metals -- titanium
      mill products (000's lbs.)                           22,012         18,436          19,044          23,070          24,798
     High Performance Metals -- exotic
      alloys (000's lbs.)                                   4,318          4,245           3,712           3,457           3,691
                                                     ------------   ------------    ------------    ------------    ------------
Average Prices:
     Flat-Rolled Products (per finished ton)         $      2,793   $      2,179    $      2,134    $      2,162    $      2,354
      Commodity                                             2,195          1,582           1,529           1,527           1,819
      High value                                            4,328          3,687           3,677           3,956           4,025
     High Performance Metals -- nickel-based
      and specialty steel alloys (per lb.)                   8.60           6.57            6.39            6.31            5.86
     High Performance Metals -- titanium
      mill products (per lb.)                               12.34          11.50           11.83           11.70           10.87
     High Performance Metals -- exotic
      alloys (per lb.)                                      40.95          37.64           36.29           33.52           35.56
                                                     ------------   ------------    ------------    ------------    ------------

(In millions except per share amounts)
For the Years Ended December 31,                         2004           2003            2002            2001            2000
                                                     ------------   ------------    ------------    ------------    ------------
Sales:
     Flat-Rolled Products                            $    1,643.9   $    1,043.5    $    1,040.3    $    1,080.4    $    1,436.8
     High Performance Metals                                794.1          641.7           630.0           771.8           735.4
     Engineered Products                                    295.0          252.2           237.5           275.8           288.2
                                                     ------------   ------------    ------------    ------------    ------------
Total sales                                          $    2,733.0   $    1,937.4    $    1,907.8    $    2,128.0    $    2,460.4
                                                     ============   ============    ============    ============    ============
Operating profit (loss):
     Flat-Rolled Products                            $       61.5   $      (14.1)   $       (8.6)   $      (40.0)   $      117.9
     High Performance Metals                                 84.8           26.2            31.2            82.0            66.5
     Engineered Products                                     20.8            7.8             4.7            12.3            23.4
                                                     ------------   ------------    ------------    ------------    ------------
Total operating profit                               $      167.1   $       19.9    $       27.3    $       54.3    $      207.8
                                                     ============   ============    ============    ============    ============

(In millions except per share amounts)
For the Years Ended December 31,                         2004           2003            2002            2001            2000
                                                     ------------   ------------    ------------    ------------    ------------
Income (loss) before income tax provision
     (benefit) and cumulative effect of change
     in accounting principle                         $       19.8   $     (280.2)   $     (103.8)   $      (36.4)   $      208.8
Income (loss) before cumulative effect of
     change in accounting principle                  $       19.8   $     (313.3)   $      (65.8)   $      (25.2)   $      132.5
Cumulative effect of change in accounting
     principle                                                 --           (1.3)             --              --              --
                                                     ------------   ------------    ------------    ------------    ------------
Net income (loss)                                    $       19.8   $     (314.6)   $      (65.8)   $      (25.2)   $      132.5
                                                     ============   ============    ============    ============    ============
Basic net income (loss) per common share:
Income (loss) before cumulative effect of
     change in accounting principle                  $       0.23   $      (3.87)   $      (0.82)   $      (0.31)   $       1.60
Cumulative effect of change in accounting
     principle                                                 --          (0.02)             --              --              --
                                                     ------------   ------------    ------------    ------------    ------------
Basic net income (loss) per common share             $       0.23   $      (3.89)   $      (0.82)   $      (0.31)   $       1.60
                                                     ============   ============    ============    ============    ============
Diluted net income (loss) per common share:
Income (loss) before cumulative effect of
     change in accounting principle                  $       0.22   $      (3.87)   $      (0.82)   $      (0.31)   $       1.60
Cumulative effect of change in accounting
     principle                                                 --          (0.02)             --              --              --
                                                     ------------   ------------    ------------    ------------    ------------
Diluted net income (loss) per common share           $       0.22   $      (3.89)   $      (0.82)   $      (0.31)   $       1.60
                                                     ============   ============    ============    ============    ============

(In millions except per share amounts)
As of and for the Years Ended December 31,                   2004           2003            2002            2001            2000
                                                     ------------   ------------    ------------    ------------    ------------
Dividends declared per common share                  $       0.24   $       0.24    $       0.66    $       0.80    $       0.80
                                                     ------------   ------------    ------------    ------------    ------------
Working capital                                             667.4          348.6           453.7           574.0           590.6
                                                     ------------   ------------    ------------    ------------    ------------
Total assets                                              2,315.7        1,903.2         2,106.1         2,643.2         2,776.2
                                                     ============   ============    ============    ============    ============
Long-term debt                                              553.3          504.3           509.4           573.0           490.6
                                                     ============   ============    ============    ============    ============
Total debt                                                  582.7          532.1           519.1           582.2           543.8
                                                     ============   ============    ============    ============    ============
Cash and cash equivalents                                   250.8           79.6            59.4            33.7            26.2
                                                     ============   ============    ============    ============    ============
Stockholders' equity                                        425.9          174.7           448.8           944.7         1,039.2
                                                     ============   ============    ============    ============    ============

     Net income in 2004 was favorably impacted by a curtailment gain, net of restructuring costs, of $40.4 million. We did not recognize an income tax provision or benefit in 2004. Net income (loss) was adversely affected by restructuring and litigation charges of $84.9 million and a $138.5 million charge to record a valuation allowance for the majority of the Company's net deferred tax assets in 2003, and restructuring charges of $42.8 million in 2002 and $74.2 million in 2001.

     Stockholders' equity for 2004 includes $229.7 million in net proceeds from a common stock offering, and a $2 million increase to adjust the minimum pension liability. Stockholders' equity for 2003 includes the effect of recognizing a $138.5 million valuation allowance on net deferred tax assets and a $47 million adjustment to the minimum pension liability, net of related tax effects. Stockholders' equity for 2002 includes the effect of recognizing a minimum pension liability of $406 million, net of related tax effects.

     Results for 2004 include the additional production capacity related to acquisition of substantially all of the assets of J&L Specialty Steel, LLC from June 1, 2004, the date of acquisition.

     The Company adopted Statement of Financial Accounting Standards No. 143, "Asset Retirement Obligations," on January 1, 2003. The cumulative effect of adoption was $1.3 million net of related tax effects, or $0.02 per share. The effect on prior years' financial information was not material.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Allegheny Technologies Incorporated (ATI) uses innovative technologies to produce a wide range of specialty materials for global markets. Our specialty materials are produced in a variety of alloys and forms, and are selected for use in environments that demand materials having exceptional hardness, toughness, strength, resistance to heat, corrosion or abrasion, or a combination of these characteristics. Major end markets of our products include aerospace, construction and mining, chemical processing, oil and gas, automotive, electrical energy, food processing equipment and appliances, machine and cutting tools, transportation, medical, and defense industries. Unless the context requires otherwise, "ATI," "we," "our," "us" and similar terms refer to Allegheny Technologies Incorporated and its subsidiaries.

     Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements. Actual results or performance could differ materially from those encompassed within such forward looking statements as a result of various factors, including those described below.

OVERVIEW

2004 was a year of transition and transformation for ATI. After incurring losses over the previous three years and the first quarter of 2004, we generated profits for each of the last three quarters of 2004, and a profit for the full 2004 year of $19.8 million, or $0.22 per share. Sales increased 41% to $2.73 billion for 2004 as higher base-selling prices, the effect of raw material surcharges, and higher shipments for most of our major products resulted from improved business conditions in most of the major markets we serve.

     Demand for our stainless steel flat-rolled products increased for 2004 due to the improvement in the U.S. industrial economy, especially in most capital goods markets. This improvement in demand and higher base-prices for most of the products of our Flat-Rolled Products segment, along with our acquisition of certain manufacturing assets of J&L Specialty Steel LLC ("J&L") in mid-2004, and the benefits of cost reductions, offset the negative effects of rapidly rising raw material costs on our last-in, first-out ("LIFO") inventory accounting methodology and higher energy costs, resulting in an operating profit for this segment of $61.5 million for 2004 compared to an operating loss of $14.1 million in 2003. Sales for our High Performance Metals segment improved 24% primarily due to improving demand from the aerospace and medical markets for our nickel-based alloys and superalloys and titanium alloys, and continued strong demand for our exotic materials, especially from the government and chemical processing markets. Operating profit for the High Performance Metals segment improved 224% to $84.8 million, due primarily to the improved pricing and increased shipments resulting from the increase in demand and the benefits from our cost reduction efforts, partially offset by the impact on our LIFO inventory accounting methodology from rising raw material costs. Results for our Engineered Products segment also improved, as sales increased 17% and operating profit increased 168% to $20.8 million due to improved demand from the oil and gas, construction and transportation markets, plus the benefits from our cost reduction actions.

     While segment profitability improved significantly in 2004, operating results were negatively impacted by higher raw material costs which resulted in LIFO inventory valuation reserve charges of $112.2 million, and higher energy costs of $6.2 million, which partially offset the benefits of $142 million in cost reductions and $14.6 million of lower retirement benefit expense.

     Retirement benefit expenses decreased in 2004 to $119.8 million primarily as a result of higher than expected returns on pension assets during 2003, and actions taken in the second quarter 2004 to control retiree medical costs, partially offset by the use of a lower discount rate assumption for determining benefit plan liabilities.

     During 2004, our goals were to return our stainless steel business to profitability, and to continue to focus on enhancing our leading market positions, reducing costs, and improving our balance sheet. We were successful in each of these areas. Our accomplishments during 2004 from these important efforts included:

o In June 2004, we acquired substantially all of the stainless steel manufacturing assets of J&L Specialty Steel LLC for $67 million, which represented the cost of this business' net working capital, including the assumption of certain current liabilities, and which is subject to final adjustment. The acquisition was completed for a $7.5 million cash payment at closing with the balance financed by the seller. These facilities were successfully integrated into our Allegheny Ludlum operations in the second half of 2004. In connection with the acquisition, a new progressive labor agreement was negotiated with United Steelworkers of America ("USWA"), which represents employees at our Allegheny Ludlum operations and at the acquired operations. The new progressive labor agreement significantly improves the productivity and cost structure of our flat-rolled products business.

o We achieved $142 million in gross cost reductions, before the effects of inflation, exceeding our 2004 goal of $104 million. A significant portion of these cost reductions resulted from our continuing efforts to streamline processes and improve productivity.

o We completed two major strategic capital investments, both of which began in 2002. The second of two new electric arc furnaces for our flat-rolled products melt shop located in Brackenridge, PA began operation in September 2004 with the first furnace having begun operation in November 2003. The second project was a major upgrade and expansion of our High Performance Metals long products rolling mill facility located in Richburg, SC, which began production in mid-2004. We believe these projects provide state-of-the-art operating capabilities, increased efficiencies, lower operating costs, and expanded capacity.

o We realized continued success in implementing the ATI Business System, which is driving lean manufacturing throughout our operations. In addition to the gross cost reductions discussed above and the improved safety performance discussed below, another result of our ATI Business System efforts was a significant improvement in managed working capital. We define managed working capital as accounts receivable and gross inventories less accounts payable. At December 31, 2004, managed working capital was 29.5% of annualized sales compared to 30.7% and 32.4% of annualized sales at 2003 and 2002 year-ends, respectively.

o We continued to realize significant improvement in safety. As a result of our continuing focus on and commitment to safety, in 2004, our OSHA Total Recordable Incident Rate improved by 33% and our Lost Time Case Rate improved by 36%, both compared to 2002.

o We have strengthened our balance sheet. In addition to returning ATI to profitability in 2004, in July 2004 we completed the sale of 13.8 million shares of our common stock in a public offering and received $229.7 million in net proceeds. We intend to use a portion of the net proceeds from this offering to enhance our abilities to make growth-oriented investments, including capital investments and acquisitions that we believe will offer attractive returns. We also intend to use a portion of the net proceeds to strengthen our balance sheet by reducing our outstanding liabilities, which may include making voluntary contributions to our U.S. defined benefit trust or the repayment or repurchase of our long-term debt securities. In September 2004, we executed a portion of our strategy by making a voluntary contribution of $50 million to our U.S. defined benefit pension plan.

o We reduced our other postretirement benefit liability by approximately $331 million, or 36%, as a result efforts to control costs by capping ATI's share of retiree medical costs and by capping and eventually eliminating these benefits for certain non-collectively bargained employees.

     As a result of these accomplishments, we believe that ATI should benefit from improving business conditions in 2005. As we begin the year, most of our end markets remain strong and we expect 2005 to be a year of revenue growth and accelerating profitability. Sales are expected to grow in 2005, compared to 2004, due to the full year impact of significantly improved prices and higher volumes, especially in our Flat-Rolled Products and High Performance Metals segments. We remain encouraged by the aerospace market build forecasts in terms of both the number and size of aircraft, as well as increased high performance metal content. We expect a full year of benefits in 2005 from the strategic assets added in 2004, principally the stainless steel melt shop and finishing operations in Midland, PA and Louisville, OH acquired in June 2004, the upgraded Brackenridge, PA stainless steel melt shop completed in September 2004, and the expanded high performance metals long-products rolling mill in Richburg, SC, which began production in mid-2004. For 2005, capital expenditures are expected to be between $85 and $100 million. We are committed to improving operating performance through the ATI Business System. We have established a 2005 cost reduction goal of approximately $100 million, before the effects of inflation. We also expect to continue to benefit from synergies and cost reductions from the J&L asset acquisition and the new labor agreement in our flat-rolled products business. Finally, retirement benefit expense is projected to be approximately $33 million lower in 2005 than in 2004, primarily as a result of actions taken in 2004 to control retiree medical costs.

ACQUISITION OF J&L SPECIALTY STEEL LLC ASSETS

On June 1, 2004, we completed the acquisition of substantially all of the assets of J&L Specialty Steel LLC, a producer of flat-rolled stainless steel products with operations in Midland, Pennsylvania and Louisville, Ohio, for $67.0 million in total consideration, including the assumption of certain current liabilities. The purchase price included $7.5 million cash paid at closing, the issuance to the seller of a non-interest bearing $7.5 million promissory note payable on June 1, 2005, and the issuance to the seller of a promissory note in the principal amount of $52.0 million, which is subject to final adjustment, and secured by the property, plant and equipment acquired, payable in installments in 2007 through 2011, which bears interest at a London Inter-bank Offered Rate plus a 1% margin, with a maximum interest rate of 6%.

     In connection with the J&L asset acquisition, we reached a new labor agreement with the USWA, which represents employees at Allegheny Ludlum and at the former J&L facilities. The new agreement provides for a workforce restructuring through which we expect to achieve significant productivity improvements. Through a reduction in the number of job classifications and the implementation of flexible work rules, employees are being given broader responsibilities and the opportunity to become more involved in the business. The number of production and maintenance employees at the pre-acquisition Allegheny Ludlum facilities is being reduced by 650 employees, or approximately 25%, through an early retirement program over two and a half years pursuant to which the employees are being offered transition incentives. Approximately 40% of these retirements occurred in second half of 2004, with over 70% of these retirements to be effective by the end of 2005, and 100% of these retirements to be effective by June 2006.

     With the addition of the J&L assets, we estimate that our Allegheny Ludlum operations will be capable of annual shipments in excess of 700,000 tons of flat-rolled specialty metals with approximately 2,650 production and maintenance employees. By comparison, Allegheny Ludlum shipped 478,000 tons of these metals in 2003 with over 3,000 production and maintenance employees.

     The acquisition of the J&L assets and the negotiation of the new progressive labor agreement with the USWA are expected to improve the performance of our Allegheny Ludlum business. We expect the new labor agreement, combined with the integration of the former J&L operations, to generate annual cost structure improvements relative to the combined performance of the former J&L and pre-acquisition Allegheny Ludlum operations of approximately $200 million when workforce restructuring and synergies are fully implemented in the second half of 2006. We anticipate these cost structure improvements to come from reduced labor costs, operating synergies, improved product mix, and reduced fixed costs. In the aggregate, we expect these initiatives to result in a competitive cost structure for our flat-rolled stainless steel business. During the second half of 2004, the former J&L operations were successfully integrated into Allegheny Ludlum with the improvement in cost structure realized to date reflected in our operating results. Going forward the cost savings associated with the former J&L operations that have yet to be realized, such as further reductions in labor costs associated with the contractual reduction in the size of the workforce and additional operating and procurement synergies, will be included as part of our continuing overall cost reduction programs.

RESULTS OF OPERATIONS

Sales were $2.73 billion in 2004, $1.94 billion in 2003 and $1.91 billion in 2002. International sales represented approximately 20% of 2004 total sales and 23% of total sales for each of 2003 and 2002.

     Operating profit was $167.1 million in 2004, $19.9 million in 2003, and $27.3 million in 2002. Our measure of operating profit, which we use to analyze the performance and results of our business segments, excludes income taxes, corporate expenses, net interest expense, curtailment gain, management transition and restructuring costs, other costs net of gains on asset sales, and retirement benefit expense. We believe operating profit, as defined, provides an appropriate measure of controllable operating results at the business segment level.

     Income before tax was $19.8 million in 2004 compared to loss before tax of $280.2 million and $103.8 million for 2003 and 2002, respectively. Income before income tax for 2004 included a curtailment gain, net of restructuring charges, of $40.4 million. Loss before tax included restructuring charges and litigation expense of $84.9 million in 2003, and restructuring charges of $42.8 million in 2002. A severe decline in the equity markets in 2000 through 2002 and lower discount rate assumptions for determining benefit plan liabilities resulted in retirement benefit expenses of $119.8 million in 2004, $134.4 million in 2003 and $21.8 million for 2002.

     Net income was $19.8 million for 2004 compared to losses, before the cumulative effect of change in accounting principle, of $313.3 million and $65.8 million for 2003 and 2002, respectively. Results for 2004 do not include an income tax provision or benefit for current or deferred taxes primarily as a result of the continuing uncertainty regarding full utilization of our net deferred tax assets and available operating loss carryforwards. Net income for 2004 included a curtailment gain, net of restructuring costs of $40.4 million, related to the elimination of retiree medical benefits for certain non-collectively bargained employees beginning in 2010, and costs associated with the acquisition of the J&L assets and the new labor agreement. The net loss for 2003 included a $138.5 million charge for a valuation allowance on the majority of our net deferred tax assets, pretax restructuring charges of $62.4 million relating to asset impairments in the Flat-Rolled Products segment and workforce reductions across all operating segments and the corporate office, and $22.5 million for litigation expense. As a result of recording the deferred tax valuation allowance, results for 2003 include an income tax provision of $33.1 million, whereas 2002 pretax losses were reduced by income tax benefits of $38.0 million. Results for 2002 included charges of $42.8 million related to the indefinite idling of our Massillon, OH stainless steel plate facility in the Flat-Rolled Products segment, and workforce reductions.

      We operate in three business segments: Flat-Rolled Products, High Performance Metals and Engineered Products. These segments represented the following percentages of our total revenues for the years indicated:

                                                  2004          2003          2002
                                                --------      --------      --------
          Flat-Rolled Products                        60%           54%           55%
          High Performance Metals                     29%           33%           33%
          Engineered Products                         11%           13%           12%

     Information with respect to our business segments is presented below and in
Note 10 of the Notes to Consolidated Financial Statements.

FLAT-ROLLED PRODUCTS

(In millions)                                             2004          % Change         2003           % Change           2002
                                                       ----------      ----------     ----------       ----------       ----------
Sales to external customers                            $  1,643.9              58%    $  1,043.5                0%      $  1,040.3
Operating income (loss)                                      61.5             n/m          (14.1)             (64)%           (8.6)
Operating income (loss) as a percentage of sales              3.7%                          (1.4%)                            (0.8%)
International sales as a percentage of sales                 12.9%                          13.5%                             11.8%
                                                       ----------      ----------     ----------       ----------       ----------

n/m: Not meaningful

     Our Flat-Rolled Products segment produces, converts and distributes stainless steel, nickel-based alloys, and titanium and titanium-based alloys, in a variety of product forms including plate, sheet, strip, engineered strip, and Precision Rolled Strip(R) products, as well as silicon electrical steel sheet, and tool steels. The major end markets for our flat-rolled products are construction and mining, automotive, electrical energy, food processing equipment and appliances, machine and cutting tools, chemical processing, oil and gas, electronics, communication equipment and computers. The operations in this segment are Allegheny Ludlum, our 60% interest in the Chinese joint venture company known as Shanghai STAL Precision Stainless Steel Company Limited (STAL), and our 50% interest in the industrial titanium joint venture known as Uniti LLC. The remaining 40% interest in STAL is owned by the Baosteel Group, a state authorized investment company whose equity securities are publicly traded in the People's Republic of China. The financial results of STAL are consolidated into the segment's operating results with the 40% interest of our minority partner recognized in the statement of operations as other income or expense. The remaining 50% interest in Uniti LLC is held by VSMPO-AVISMA, a Russian producer of titanium, aluminum, and specialty steel products. We account for the results of the Uniti joint venture using the equity method since we do not have a controlling interest. On June 1, 2004, we acquired substantially all of the assets of J&L Specialty Steel LLC, including facilities located in Midland, PA and Louisville, OH. Operating results include the acquired J&L operations from the date of acquisition. However since the acquisition was accounted for as a purchase, 2004 results did not include any operating profit on sales of the approximately $56 million of the J&L inventory on hand at the acquisition date.

2004 COMPARED TO 2003

Sales for the Flat-Rolled Products segment for 2004 were $1,643.9 million, or 58% higher than 2003, which was due primarily to improved demand, higher base-selling prices, higher raw material surcharges, and higher shipments resulting from the Midland, PA and Louisville, OH facilities acquired in June 2004. Comparative information on the segment's products for the years ended December 31, 2004 and 2003 was:

For the Years Ended December 31,                    2004           2003         % Change
--------------------------------                 ----------     ----------     ----------
Volume (finished tons):
         Total Flat-Rolled Products                 587,753        478,353             23%
         Commodity                                  422,944        342,689             23%
         High value                                 164,809        135,664             21%

Average Prices (per finished ton):
         Total Flat-Rolled Products              $    2,793     $    2,179             28%
         Commodity                                    2,195          1,582             39%
         High value                                   4,328          3,687             17%

     Finished tons shipped in 2004 increased by 23% to 587,753 tons compared to shipments of 478,353 tons for 2003. The average transaction prices to customers, which includes the effect of higher raw material surcharges and higher base-selling prices, increased by 28% to $2,793 per ton in 2004. Shipments of commodity products (including stainless steel hot roll and cold roll sheet, stainless steel plate and silicon electrical steel, among other products) increased 23% and average transaction prices for these products increased 39%. The increase in shipments was primarily attributable to improving demand from the residential construction and remodeling markets, and capital goods markets such as chemical processing, oil and gas, and power generation markets, and the benefit of additional capacity resulting from the Midland, PA and Louisville, OH facilities acquired in June 2004. Demand remained good from the automotive and appliance markets. The increase in average transaction prices was primarily due to higher base-selling prices and higher raw material surcharges. The majority of our stainless steel products are sold at prices that include surcharges for raw materials such as iron, nickel, chromium, and molybdenum, including purchased scrap, which are required to manufacture our products.

Linegraph depicting
Nickel prices                      97     98     99     00     01     02     03     04
Nickel Prices
($/lb)                            2.70   1.76   3.67   3.32   2.69   3.26   6.43    6.25

Source: London Metal Exchange


Linegraph depicting
Chromium Prices                    97     98     99     00     01     02     03     04
Chromium Prices
($/lb)                            0.49   0.40   0.39   0.41   0.29   0.35   0.54    0.69

Source: Platts Metals Week


Linegraph depicting
Molybdenum Oxide Prices            97     98     99     00     01     02     03     04
Molybdenum Oxide Prices
($/lb)                            3.69   2.57   2.56   2.23   2.36   3.26   7.26   31.24

Source: Platts Metals Week

Linegraph depicting
Iron Scrap Prices                  97     98     99     00     01     02     03     04
Iron Scrap Prices
($/lb)                             144     83    129     85     74    105    173     233

     The cost of these raw materials increased significantly in 2004, which resulted in substantially higher raw material surcharges. In addition, a raw material surcharge for iron scrap was instituted in the first half of 2004 as a result of the cost of iron scrap increasing approximately 70% in 2004 compared to average cost for 2003. The average base-selling price in December 2004 for Type 304 commodity stainless steel cold-rolled sheet increased approximately 28% compared to the same period 2003. In 2004, consumption in the U.S. of stainless steel strip, sheet and plate products increased approximately 15%, compared to 2003 consumption, according to the Specialty Steel Institute of North America (SSINA). Our high-value product shipments in the segment (including strip, Precision Rolled Strip, super stainless steel, nickel alloy and titanium products) increased 21%, and average transaction prices for high-value products increased 17%. Certain of these high-value products are used in the consumer durables and capital goods markets, both of which benefited from an improving U.S. economy in the markets we serve, which positively affected shipments and base-selling prices. In addition, shipments of Precision Rolled Strip products increased in Europe and Asia due primarily to strong demand from the automotive and electronics markets, partially aided by the weaker U.S. currency.

                                   [BAR CHART]

                                     99         00         01         02         03         04
                                   ------     ------     ------     ------     ------     ------
Apparent Domestic
Consumption - Stainless
Steel Sheet and Strip
(Millions of tons)                   1.90       1.90       1.55       1.60       1.57       1.80

(Source: SSINA)

     As a result of the improving business conditions, operating income increased to $61.5 million for 2004 compared to an operating loss of $14.1 million in the 2003 period. The benefits of increased shipment volumes, higher base-selling prices, and cost reduction initiatives were partially offset by higher raw material and energy costs. During 2004 the average cost of our raw materials in our Flat-Rolled products segment increased approximately 50%. For 2004, we incurred approximately $94 million of expense for these cost increases, including LIFO inventory charges of $86.5 million and cost increases of $7.5 million for certain raw materials which were not subject to surcharges for the full year. In addition, natural gas and electricity costs for 2004 were approximately $5 million higher than 2003.

     We continued to aggressively reduce costs and streamline our operations. In 2004, we achieved gross cost reductions, before the effects of inflation, of $80 million in our Flat-Rolled Products segment. Major areas of cost reductions, before the effects of inflation, included $26 million from operating efficiencies, $28 million from procurement, $24 million from lower compensation and fringe benefit expenses, and $2 million from other fixed cost savings. During the second half of 2004, we began reducing our hourly workforce at our Allegheny Ludlum plants by 650 employees, which represented approximately 25% of the pre-J&L acquisition hourly workforce, in accordance with the new labor agreement with the USWA. This agreement resulted in a pension termination benefits charge of $25.3 million in the second quarter 2004. Under this agreement, 267 hourly employees retired in 2004 with 383 employees contractually scheduled to retire in 2005 through the first half of 2006. The pension termination benefits charge is presented in restructuring costs on the statement of operations and is not included in the results for the segment.

     We continued to invest to enhance our flat-rolled specialty metals capabilities, increase efficiencies and reduce costs. Our strategic capital investment to upgrade the Brackenridge, PA melt shop, which commenced in 2002 and cost approximately $40 million, was successfully completed. The first of the two new electric arc furnaces began operation in November 2003 and the second furnace began operation in September 2004. Cost savings from this capital investment are estimated to be over $20 million annually.

2003 COMPARED TO 2002

Sales for the Flat-Rolled Products segment for 2003 were $1,043.5 million, essentially the same as 2002, which was due primarily to the effect of higher raw material surcharges offsetting lower volumes and reduced base-selling prices. Weak demand and base pricing for products of the Flat-Rolled Products segment, especially commodity stainless steel, which persisted for most of 2003, plus the negative effects of rapidly rising raw material costs and higher energy costs resulted in an operating loss of $14.1 million for 2003 compared to an operating loss of $8.6 million in 2002.

     Finished tons shipped in 2003 declined by 2% to 478,353 tons compared to shipments of 487,335 tons for 2002. The average transaction prices to customers increased by 2% to $2,179 per ton in 2003 due primarily to higher raw materials surcharges, which offset a 4% decline in average base-selling prices, which exclude the effect of surcharges. Shipments of commodity products (including stainless steel hot roll and cold roll sheet, stainless steel plate and silicon electrical steel, among other products) decreased 2% while average prices for these products increased 3%. The decline in shipments was primarily attributable to continued depressed demand for commodity stainless steel sheet and plate due to the continued weakness in the U.S. industrial economy, especially in the non-residential construction and most capital goods markets. The increase in average transaction prices was primarily due to higher raw material surcharges, principally for nickel and nickel-bearing scrap. Commodity stainless steel base-selling prices, which exclude surcharges, declined 4% in 2003 compared to 2002. During the same period, consumption in the U.S. of stainless steel strip, sheet and plate products was flat according to the Specialty Steel Institute of North America (SSINA). High-value product shipments in the segment (including strip, Precision Rolled Strip(R), super stainless steel, nickel alloy and titanium products) decreased 1%, while average transaction prices for high-value products were flat. Increased shipments of Precision Rolled Strip(R) products in Europe and Asia were partially offset by the overall decline in shipments of other high-value products. Certain of these high-value products are used in the consumer durables and capital goods markets, both of which continued to be impacted by the weak U.S. economy in the markets we serve, which negatively affected shipments.

     Operating results for 2003 were adversely affected by higher raw material costs, which increased significantly in 2003, especially during the second half of the year. For example, the cost of nickel, a major raw material in the production of many stainless steel alloys, increased 97% in 2003 from an average cost of $3.26 per pound for the month of December 2002 to an average cost of $6.43 per pound for December 2003, as priced on the London Metals Exchange. While we were able to offset a significant portion of the increase through raw material surcharges in the pricing of our products, these higher costs had a negative effect on cost of sales as a result of our LIFO inventory accounting methodology. For 2003, we incurred approximately $36 million of expense for these cost increases, including LIFO inventory charges of $27 million and cost increases of $9 million for certain raw materials which were not subject to our surcharges. In addition, natural gas and electricity costs for 2003 were approximately $12 million higher than 2002.

     In 2003, we achieved gross cost reductions, before the effects of inflation, of $60 million. Major areas of cost reductions, before the effects of inflation, included $19 million from operating efficiencies, $18 million from procurement, $13 million from lower compensation and fringe benefit expenses, and $10 million from reduced depreciation expense and other fixed cost savings. During 2003, we implemented workforce reductions of approximately 140 salaried employees representing approximately 13% of the salaried workforce. These workforce reductions were substantially complete by the end of 2003 and resulted in a pretax severance charge of $5 million in 2003. In addition, we indefinitely idled our Washington Flat-Rolled coil facility located in Washington, PA and recorded an asset impairment charge related to the remaining assets located at Houston, PA reflecting projected utilization. These actions resulted in a total pretax, non-cash asset impairment charge of $47.5 million in the 2003 fourth quarter. These expenses are presented as restructuring costs on the statement of operations and are not included in the results for the segment. From 2000 to 2003, the salaried workforce was reduced by approximately 41%.

HIGH PERFORMANCE METALS

(In millions)                                            2004        % Change        2003        % Change         2002
-----------------------                                --------      --------      --------      --------       --------
Sales to external customers                            $  794.1            24%     $  641.7             2%      $  630.0
Operating profit                                           84.8           224%         26.2           (16%)         31.2
Operating profit as a percentage of sales                  10.7%                        4.1%                         5.0%
International sales as a percentage of sales               32.5%                       34.8%                        39.3%

     Our High Performance Metals segment produces, converts and distributes a wide range of high performance alloys, including nickel- and cobalt-based alloys and superalloys, titanium and titanium-based alloys, exotic alloys such as zirconium, hafnium, niobium, nickel-titanium, tantalum, and their related alloys, and other specialty materials, primarily in long product forms such as ingot, billet, bar, rod, wire, and seamless tube. The operations in this segment are Allvac, Allvac Ltd (U.K.) and Wah Chang.

     These products are designed for the high performance requirements of such major markets as aerospace jet engines and airframes, chemical processing, oil and gas, medical, energy generation, defense, transportation, nuclear power, marine, and high-energy physics markets.

2004 COMPARED TO 2003

Sales for the High Performance Metals segment increased 24% to $794.1 million in 2004 primarily due to improved demand from commercial aerospace, biomedical, defense, chemical processing, and oil and gas markets. Our exotic alloys business continued to benefit from sustained demand from government and medical markets, and from corrosion markets particularly in Asia. Operating profit for the High Performance Metals segment improved significantly to $84.8 million as a result of increased shipments for most of our products, higher selling prices, and the benefits of cost reductions. Comparative information on the segment's products for the years ended December 31, 2004 and 2003 was:

For the Years Ended December 31,                               2004           2003         % Change
--------------------------------                            ----------     ----------     ----------
Volume (000's lbs.):
     Nickel-based and specialty steel alloys                    34,353         35,168             (2%)
     Titanium mill products                                     22,012         18,436             19%
     Exotic alloys                                               4,318          4,245              2%

Average Prices (per lb.):
     Nickel-based and specialty steel alloys                $     8.60        $  6.57             31%
     Titanium mill products                                      12.34          11.50              7%
     Exotic alloys                                               40.95          37.64              9%

     Shipments of nickel-based and specialty steel alloys decreased 2% due primarily to product mix, while average prices increased 31%. Titanium mill products shipments increased 19% and average prices increased 7%. Shipments for exotic alloys increased 2% and average prices increased 9%. Backlog of confirmed orders for the segment increased 41% to approximately $380 million at December 31, 2004, compared to approximately $270 million at December 31, 2003.

     Operating profit for 2004 and 2003 was adversely affected by higher raw material costs, which increased significantly in the past two years. These higher costs had a negative effect on cost of sales as a result of our LIFO inventory accounting methodology, resulting in $16.2 million of expense for 2004, compared to $11.7 million of LIFO expense in 2003.

       We continued to aggressively reduce costs in 2004. Gross cost reductions for 2004, before the effects of inflation, totaled approximately $48 million. Major areas of cost reductions, before the effects of inflation, included $21 million from operating efficiencies, $13 million from procurement, and $14 million from salaried and hourly labor cost savings.

      We continued to invest to enhance our specialty metals capabilities, increase efficiencies and reduce costs. Our strategic capital investment to enhance the capabilities of our long products rolling mill facility located in Richburg, SC, which cost approximately $48 million, began construction in 2002 and commenced production in the second quarter of 2004. The project includes mutual conversion agreements with Outokumpu Oyj's U.S. subsidiary, Outokumpu Stainless, giving us access to process our products at Outokumpu Stainless' facility and Outokumpu Stainless access to process their stainless steel long products at our Richburg facility.

2003 COMPARED TO 2002

Sales for the High Performance Metals segment increased 2% to $641.7 million in 2003 primarily due to strong demand for our exotic materials, especially for the government and chemical processing markets, which offset continued weakness in the commercial aerospace and land-based turbine power generation markets. However, operating profit for the High Performance Metals segment declined 16% to $26.2 million because of lower demand and prices for nickel-based alloys and superalloys, specialty steel alloys and titanium-based alloys, which represent approximately 70% of the segment's sales. In addition, rising raw material costs offset cost reduction efforts.

      Shipments of nickel-based and specialty steel alloys decreased 2%, while average prices increased 3% due primarily to product mix. Titanium mill products shipments decreased 3% and average prices decreased 3%. Shipments for exotic alloys increased 14% and average prices increased 4%. Backlog of confirmed orders for the segment was approximately $270 million at December 31, 2003, compared to approximately $300 million at December 31, 2002.

      Operating profit for 2003 was adversely affected by higher raw material costs, which increased significantly in 2003, especially during the second half of the year. These higher costs had a negative effect on cost of sales as a result of our LIFO inventory accounting methodology, resulting in $11.7 million of expense for 2003, compared to $7.4 million of LIFO income in 2002. Operating profit in 2002 was adversely impacted by the effects of a seven-month labor strike settled in March 2002 at our Wah Chang operation, which produces our exotic alloys.

      Gross cost reductions, before the effects of inflation, for 2003 totaled approximately $45 million. Major areas of cost reductions, before the effects of inflation, included $23 million from operating efficiencies, $13 million from procurement, and $9 million from hourly and salary labor cost savings. During 2003, we implemented further workforce reductions, which affected approximately 200 employees, or 19% of the salaried workforce. In connection with these reductions, which were substantially completed by the end of the year, we recorded charges of $3 million for the related severance costs. These expenses are presented as restructuring costs on the statement of operations and are not included in the results for the segment.

ENGINEERED PRODUCTS

(In millions)                                      2004        % Change        2003        % Change        2002
--------------------------------------------     --------      --------      --------      --------      --------
Sales to external customers                      $  295.0            17%     $  252.2             6%     $  237.5
Operating profit                                     20.8           168%          7.8            66%          4.7
Operating profit as a percentage of sales             7.1%                        3.1%                        2.0%
International sales as a percentage of sales         28.9%                       31.0%                       29.5%

      Our Engineered Products segment includes the production of tungsten powder, tungsten heavy alloys, tungsten carbide materials and carbide cutting tools. The segment also produces carbon alloy steel impression die forgings, and large grey and ductile iron castings, and provides precision metals processing services. The operations in this segment are Metalworking Products, Portland Forge, Casting Service and Rome Metals.

      The major markets served by our products of the Engineered Products Segment include a wide variety of industrial markets including automotive, chemical processing, oil and gas, machine and cutting tools, construction and mining, aerospace, transportation, and wind power generation.

2004 COMPARED TO 2003

Sales for the Engineered Products segment in 2004 increased 17%, to $295.0 million and operating profit increased 168%, to $20.8 million compared to 2003. Demand for our tungsten products was strong from general manufacturing, and the oil and gas and medical markets. Demand improved for forgings from the Class 8 truck, and construction and mining markets. Demand for castings was strong from the transportation and wind energy markets. The improvement in segment operating profit was primarily due to higher sales volumes, improved pricing, and the impact of cost reductions, which totaled $9 million in 2004. The improvement in profitability was partially offset by higher raw material costs, which resulted in a LIFO inventory valuation reserve charge of $9.5 million in 2004, compared to a charge of $1.9 million in 2003.

2003 COMPARED TO 2002

Sales for the Engineered Products segment increased 6%, to $252.2 million in 2003, compared to 2002, and operating profit increased 66%, to $7.8 million. Demand for our tungsten products from the oil and gas, medical and automotive markets improved during 2003. Demand also improved for forgings and castings. Segment operating profit improved primarily due to higher sales and the impact of cost reductions, which totaled $9 million in 2003.

      In the second half of 2003, we announced an additional restructuring of the European operations of Metalworking Products. Restructuring charges of approximately $3 million associated with this consolidation are presented as restructuring costs on the 2003 statement of operations and are not included in segment results.

CORPORATE EXPENSES

Corporate expenses were $34.9 million in 2004 compared to $20.5 million in 2003, and $20.6 million in 2002. Cost controls and reductions in the number of corporate employees that were implemented over this period were offset in 2004 by increased compensation expense and the costs of complying with Sarbanes-Oxley regulations. A significant portion of the increase in compensation expense is non-cash and is associated with our long-term, performance based stock compensation plans. Achievement under these plans is marked-to-market for stock price changes, which resulted in substantially higher expense in 2004 due to the significant increase in our stock price during the year, and our stock performance relative to a group of our industry peers.

INTEREST EXPENSE, NET

Interest expense, net of interest income, was $35.5 million for 2004 compared to $27.7 million for 2003 and $34.3 million for 2002. The effect of "receive fixed, pay floating" interest rate swap contracts of $150 million, related to our $300 million, 8.375% 10-year Notes issued in December 2001, decreased interest expense by $4.4 million in 2004, $6.7 million in 2003 and $4.9 million in 2002, compared to the fixed interest expense of the Notes. These swap agreements were terminated in the third quarter 2004. Interest expense in 2004 and 2003 was reduced by $0.9 million and $2.1 million, respectively, related to interest capitalization on capital projects.

      Interest expense is presented net of interest income of $2.9 million for 2004, $6.2 million for 2003 and $3.0 million for 2002. The increase in interest income for 2003 primarily relates to interest on settlements of prior years' tax liabilities.

CURTAILMENT GAIN AND RESTRUCTURING COSTS

We recorded a curtailment gain, net of restructuring costs, of $40.4 million in 2004 and restructuring costs of $62.4 million, and $42.8 million in 2003 and 2002, respectively.

      In 2004, the curtailment gain, net of restructuring costs, of $40.4 million, includes the $71.5 million curtailment and settlement gain and the $25.3 million pension termination benefit charge discussed in Retirement Benefit Expense, below, and $5.8 million of restructuring charges. The restructuring charges related to the new labor agreement at our Allegheny Ludlum operations, and the J&L asset acquisition, and included labor agreement costs of $4.6 million, severance costs of $0.7 million related to approximately 30 salaried employees, and $0.5 million for asset impairment charges for redundant equipment following the J&L asset acquisition.

      In 2003, we recorded restructuring charges of $62.4 million, including $47.5 million for impairment of long-lived assets in the Flat-Rolled Products segment, $11.1 million for workforce reductions across all business segments and the corporate office, and $3.8 million for facility closure charges including present-valued lease termination costs, net of forecasted sublease rental income, at the corporate office. In the 2003 fourth quarter, based on existing and projected operating levels at our remaining operations in Houston, PA, and at our Washington Flat Roll coil facility located in Washington, PA, we determined that the net book values of these facilities were in excess of their estimated fair market values based on expected future cash flows. Charges for the Houston facility and the Washington Flat Roll coil facility were recorded to write down the net book values of these facilities to their estimated fair market values. These asset impairment charges did not impact current operations at these facilities. The workforce reductions affected approximately 375 employees across all segments and the corporate office. Approximately $5 million of the severance charges was paid from the Company's pension plan, and at December 31, 2004, approximately $5 million of the workforce reduction and facility closure charges are future cash costs that will be paid over the next nine years. Cash to meet these obligations is expected to be generated from one or more of the following sources: internally generated funds from operations, current cash on hand, or borrowings under existing credit lines.

      In 2002, we recorded total charges of $42.8 million related to the indefinite idling of our Massillon, OH stainless steel plate facility due to continuing poor demand for wide continuous mill plate products, and further workforce reductions across all of our operations. The Massillon, OH stainless steel plate facility was indefinitely idled in the 2002 fourth quarter, and resulted in a pretax non-cash asset impairment charge of $34.4 million, representing the excess of the book value of the facility over its estimated fair market value. In addition, during the second half of 2002, and in light of the continued weak demand in the markets we serve, we announced workforce reductions of approximately 665 employees. These workforce reductions were substantially complete by the end of the first half of 2003, and resulted in a pretax, primarily cash, severance charge of $8.4 million, net of a retirement benefits curtailment gain. These expenses were presented as restructuring costs on the statement of operations and were not included in segment results. Of the $42.8 million restructuring charge recorded in 2002, $8.4 million resulted in expenditures of cash.

OTHER EXPENSES, NET OF GAINS ON ASSET SALES

Other expenses, net of gains on asset sales, includes charges incurred in connection with closed operations, pretax gains and losses on the sale of surplus real estate, non-strategic investments and other assets, operating results from equity-method investees, minority interest and other non-operating income or expense. These items are presented primarily in selling and administrative expenses, and in other income (expense) in the statement of operations and resulted in other income of $2.5 million in 2004, and net charges of $47.7 million and $11.6 million in 2003 and 2002, respectively.

      In 2003, charges for closed companies related to legal, environmental, insurance and other matters were approximately $30 million higher than in 2002. These charges include $22.5 million related to litigation with the San Diego Unified Port District, as more fully described in Note 14, "Commitments and Contingencies," in the Notes to Consolidated Financial Statements, and which is included in selling and administrative expenses in the consolidated statement of operations; and changes in our estimates of our liability for environmental closure costs and for liabilities under retrospectively-rated insurance programs. In 2002, we recognized a pretax charge of $6.5 million for our approximate 30% share of the net losses in New Piper Aircraft ("New Piper"), and for the write-off of the carrying value of this investment.

RETIREMENT BENEFIT EXPENSE

Retirement benefit expenses, which primarily include pension and postretirement medical benefits, declined $14.6 million in 2004 primarily as a result of higher than expected returns on pension assets during 2003, and actions taken in the second quarter 2004 to control retiree medical costs, partially offset by the use of a lower discount rate assumption for determining benefit plan liabilities. Retirement benefit expense had increased significantly over the previous three years principally due to lower pension investments as a result of severe declines in the equity markets in 2000 through 2002, and higher benefit liabilities from long-term labor contracts negotiated in 2001. Retirement benefit expense, excluding the effect of curtailment gains and termination benefit charges, was $119.8 million for 2004, $134.4 million for 2003 and $21.8 million for 2002. Retirement benefit expenses have adversely affected both cost of sales and selling and administrative expenses. Retirement benefit expense included in cost of sales and selling and administrative expenses for the years ended 2004, 2003 and 2002 was as follows:

(In millions)                             2004          2003          2002
-----------------------------------     --------      --------      --------
Cost of sales                           $  (88.4)     $  (94.6)     $   (9.9)
Selling and administrative expenses        (31.4)        (39.8)        (11.9)
                                        ----------    ----------    ----------
Total retirement benefit expense        $ (119.8)     $ (134.4)     $  (21.8)
                                        ==========    ==========    ==========

      The 2004 retirement benefit expense discussed above does not include the effects of the $71.5 million curtailment and settlement gain related to the elimination of retiree medical benefits for certain non-collectively bargained employees beginning in 2010, nor does this expense include the $25.3 million charge related to the Transition Assistance Program ("TAP") incentives associated with the new labor agreement at Allegheny Ludlum, which will be paid from our U.S. defined benefit pension plan. Additionally, the retirement benefit expense recognized through December 31, 2004 includes approximately $2 million of the expected $46 million favorable impact on our postretirement medical expense from the enactment of the Federal Medicare prescription drug benefit program in December 2003. The reduction in postretirement expense from this program will be recognized over a number of years.

      Retirement benefit expenses for 2005 are expected to be approximately $87 million, with effects on cost of sales and selling and administrative expenses similar to the percentages in 2004. The pension expense component is expected to decline to approximately $63 million pretax for 2005 from $74 million for 2004 as actual returns on pension assets in 2004 were higher than expected, partially offset by a lower assumed discount rate to value pension benefit liabilities. The postretirement medical expense component is expected to decline to approximately $24 million for 2005 from $46 million for 2004 primarily as a result of actions taken in the 2004 second quarter to control certain retiree medical costs partially offset by a lower assumed discount rate to value benefit liabilities.

INCOME TAXES

Results of operations for 2004 do not include an income tax provision or benefit for current or deferred taxes primarily as a result of the continuing uncertainty regarding full utilization of our net deferred tax asset and available operating loss carryforwards. In the 2003 fourth quarter we recorded a $138.5 million valuation allowance for the majority of our net deferred tax asset, based upon the results of our quarterly evaluation concerning the estimated probability that the net deferred tax asset would be realizable in light of our recent history of annual reported losses. This charge did not affect cash and does not affect our ability to utilize any of our deferred tax assets on future tax returns. Our income tax provision (benefit) for 2003 and 2002 was $33.1 million and $(38.0) million, respectively. In 2004, 2003 and 2002, we received $7.2 million, $65.6 million and $45.6 million, respectively, in income tax refunds related to carrying back the previous year's taxable loss to earlier years in which we had paid taxes. Under current tax laws we are substantially unable to carryback any current year or future tax losses to prior periods to obtain cash refunds of taxes paid during those periods. Current year federal tax losses, if any, can be carried forward for up to 20 years and applied against taxes owed in those future years. As of December 31, 2004, we had a U.S. Federal income tax net operating loss carryforward of approximately $140 million, which equates to a U.S. Federal tax benefit of approximately $50 million. This carryforward is available to offset any taxable income in 2005, or in future periods through 2024.

      Deferred taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes, and differences between the fair value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income taxes represent future tax benefits or costs to be recognized when those temporary differences reverse. At December 31, 2004, we had a net deferred tax asset of $53.0 million, net of a valuation allowance of $188.9 million. A significant portion of our deferred tax assets, prior to the valuation allowance, relates to postretirement employee benefit obligations, which have been recorded in the accompanying financial statements but which are not recognized for income tax reporting purposes until the benefits are paid. These benefit payments are expected to occur over an extended period of years. No valuation allowance was required on $53.0 million of net deferred tax assets based upon our ability to utilize these assets within the carryback, carryforward period, including consideration of tax planning strategies that we would undertake to prevent an operating loss or tax credit carryforward from expiring unutilized. We intend to maintain a valuation allowance on the net deferred tax asset until a realization event occurs to support the reversal of all or a portion of the reserve. As a result, future tax provisions or benefits are expected to be recognized only when taxable income exceeds net operating loss carryforwards resulting in cash tax payments, or when tax losses are recoverable as cash refunds.

FINANCIAL CONDITION AND LIQUIDITY

We believe that internally generated funds, current cash on hand and available borrowings under existing secured credit lines will be adequate to meet foreseeable liquidity needs. We did not borrow funds under our domestic secured credit facility during 2004 or 2003. However, a portion of this secured credit facility is utilized to support letters of credit.

      Our ability to access the credit markets in the future to obtain additional financing, if needed, may be influenced by our credit rating. As of December 31, 2004, Standard & Poor's Ratings Services corporate credit rating for our Company was BB- with a stable outlook and our senior unsecured debt was rated B+. As of December 31, 2004, Moody's Investor Service's senior implied rating for our Company was B1 with a stable outlook, and senior unsecured rating was B3. Changes in our credit rating do not impact our access to, or cost of, our existing credit facilities.

      We have no off-balance sheet financing relationships with variable interest or structured finance entities.

COMMON STOCK OFFERING

On July 28, 2004, we completed the sale of 13.8 million shares of our common stock in a public offering, including 1.8 million shares to cover overallotments, and received $229.7 million in net proceeds. The 13.8 million shares were reissued from treasury stock. We intend to use a portion of the net proceeds from the offering to enhance our abilities to make growth-oriented investments, including capital investments and acquisitions that we believe will offer attractive returns. We also intend to use a portion of the net proceeds to strengthen our balance sheet by reducing our outstanding liabilities, which may include making voluntary contributions to our U.S. defined benefit trust or the repayment or repurchase of our long-term debt securities. We may also use a portion of the net proceeds for other general corporate purposes. In September 2004, we executed a portion of our strategy by making a voluntary contribution of $50 million to our U.S. defined benefit plan to improve the funded position of our U.S. defined benefit pension plan. Based on current actuarial studies, we do not expect to be required to make cash contributions to this defined benefit pension plan during the next several years. However, we may elect, depending upon the investment performance of the pension plan assets and other factors, to make additional voluntary cash contributions to this pension plan in the future.

                                    00       01       02       03       04
                                    --       --       --       --       --
   Managed Working Capital
   ($ millions)                     853      719      564      576      853
   Managed Working Capital
   as % of Sales                   36.8%    36.8%    32.4%    30.7%    29.5%



CASH FLOW AND WORKING CAPITAL

In 2004, cash generated by operations of $74.1 million, proceeds from sale of common stock of $229.7 million, proceeds from asset sales of $6.6 million, and proceeds from exercises of stock options of $7.6 million, were used to invest $49.9 million in capital equipment, approximately half of which was for two major capital projects (in the Flat-Rolled Products and High Performance Metals segments), fund a $50 million voluntary contribution to our U.S. pension plan, pay $7.5 million of the purchase price for the J&L assets, repay debt of $15.9 million, pay dividends of $21.2 million, and increase cash balances by $171.2 million, to $250.8 million at December 31, 2004. In 2003, cash generated from operations of $82.0 million, proceeds from asset sales of $9.8 million and proceeds from financing activities of $27.7 million, were used to invest $74.4 in capital equipment, primarily for two major projects (in the Flat-Rolled Products and High Performance Metals segments), pay dividends of $19.4 million, and increase cash balances by $20.2 million, to $79.6 million at December 31, 2003.

      The impact of improved operating results in 2004 on cash flow from operations was offset by continuing investment in managed working capital to support the higher business levels and the impact of higher raw material costs. As part of managing the liquidity of the business, we focus on controlling inventory, accounts receivable and accounts payable. In measuring performance in controlling this managed working capital, we exclude the effects of the LIFO inventory valuation reserves, excess and obsolete inventory reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. During 2004, managed working capital, which we define as gross inventory plus accounts receivable less accounts payable, increased by $203.3 million, excluding working capital acquired as part of the J&L asset acquisition. This increase in managed working capital resulted from a $75.8 million increase in accounts receivable due to a higher level of sales in the 2004 fourth quarter compared to the fourth quarter of 2003, and a $210.2 million increase in inventory mostly as a result of higher raw material costs and increased business volumes, partially offset by a $82.7 million increase in accounts payable. Most of the increase in raw materials is expected to be recovered through surcharge and index pricing mechanisms. While the absolute amount of managed working capital employed in the business has increased over the past three years, managed working capital as a percent of annualized sales has declined to 29.5% in 2004 from 30.7% in 2003, and 32.4% in 2002 as we have continued to focus on being more efficient in operating our businesses. While inventory and accounts receivable balances increased during 2004, gross inventory turns, which exclude the effect of LIFO inventory valuation reserves, and days sales outstanding, which measures actual collection timing for accounts receivable both have improved over the past two years.

      The components of managed working capital were as follows:

                                            December 31,      December 31,      December 31,
(In millions)                                  2004              2003              2002
---------------------------------------     -----------       -----------       -----------
Accounts receivable                         $     357.9       $     248.8       $     239.3
Inventory                                         513.0             359.7             392.3
Accounts payable                                 (271.2)           (172.3)           (171.3)
                                            -----------       -----------       -----------
Subtotal                                          599.7             436.2             460.3


Allowance for doubtful accounts                     8.4              10.2              10.1
LIFO reserve                                      223.9             111.7              74.7
Corporate and other                                20.6              17.4              18.6
                                            -----------       -----------       -----------
Managed working capital                     $     852.6       $     575.5       $     563.7
                                            ===========       ===========       ===========

Annualized prior 2 months sales             $   2,887.0       $   1,874.0       $   1,741.0
Managed working capital as a % of sales            29.5%             30.7%             32.4%

      Capital expenditures for 2004 were $49.9 million compared to $74.4 million in 2003, as we completed our two major strategic capital projects begun in 2002: two new electric arc furnaces at our flat-rolled products melt shop located in Brackenridge, PA, and investments to enhance the capabilities at our high performance metals long products rolling mill facility located in Richburg, SC. The second electric arc furnace in the Flat-Rolled Products segment commenced operations in the 2004 third quarter, with the first new furnace having commenced production in 2003 fourth quarter. The high performance metals long products facility commenced operations in the 2004 second quarter. Capital expenditures in 2002 were $48.7 million as we controlled our investment spending due to the uncertain economy and to preserve liquidity. Capital expenditures for 2005 are expected to be between $85 and $100 million.

DEBT

Total debt outstanding increased $50.6 million, to $582.7 million at December 31, 2004, from $532.1 million at December 31, 2003. The increase was primarily related to $59.5 million in seller financing for the J&L asset acquisition, partially offset by net debt repayments primarily for industrial revenue bonds. In managing our overall capital structure, one of the measures on which we focus is net debt to total capitalization, which is the percentage of our debt to our total invested and borrowed capital. In determining this measure, debt and total capitalization are net of cash on hand which may be available to reduce borrowings. Our net debt to total capitalization ratio improved to 43.8% at December 31, 2004 from 72.1% at the end of 2003. The lower ratio results primarily from an increase in cash on hand and stockholders' equity resulting from the common stock offering and the improvement in results of operations, partially offset by an increase in outstanding debt due primarily to the seller financing for the J&L asset acquisition.

                               December 31,       December 31,
(In millions)                      2004               2003
--------------------------     ------------       ------------
Total debt                     $      582.7       $      532.1
Less: Cash                           (250.8)             (79.6)
                               ------------       ------------
Net debt                              331.9              452.5

Net debt                              331.9              452.5
Total stockholders' equity            425.9              174.7
                               ------------       ------------
Total capital                  $      757.8       $      627.2

Net debt to capital ratio              43.8%              72.1%

      Interest rate swap contracts are used from time-to-time to manage our exposure to interest rate risks. In 2002, we entered into interest rate swap contracts with respect to a $150 million notional amount related to our 8.375% Notes due 2011 ("Notes"), which involved the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the contracts without an exchange of the underlying principal amount. These "receive fixed, pay floating" arrangements were designated as fair value hedges, and effectively converted $150 million of the Notes to variable rate debt. As a result, changes in the fair value of the swap contracts and the notional amount of the underlying fixed rate debt are recognized in the statement of operations. In 2003, we terminated the majority of these interest rate swap contracts and received $15.3 million in cash. Subsequent to the interest rate swap terminations, in 2003 we entered into new "receive fixed, pay floating" interest rate swap arrangements related to the Notes which re-established, in total, a $150 million notional amount that effectively converted this portion of the Notes to variable rate debt. In the 2004 third quarter in light of the prospect of increasing short- term interest rates, we terminated all remaining interest rate swap contracts still outstanding, and realized net cash proceeds of $1.5 million. These gains on settlement realized in 2004 and 2003 remain a component of the reported balance of the Notes, and are ratably recognized as a reduction to interest expense over the remaining life of the Notes, which is approximately seven years. At December 31, 2004, the deferred settlement gain was $13.7 million. The result of the "receive fixed, pay floating" arrangements was a decrease in interest expense of $4.4 million, $6.7 million and $4.9 million for the years ended December 31, 2004, 2003 and 2002, respectively, compared to the fixed interest expense of the ten-year Notes.

      During the 2003 second quarter, we entered into a $325 million four-year senior secured domestic revolving credit facility ("the secured credit facility" or "the facility"), which was amended on April 15, 2004. The facility, which replaced a $250 million unsecured facility, is secured by all accounts receivable and inventory of our U.S. operations, and includes capacity for up to $175 million in letters of credit. As of December 31, 2004, there had been no borrowings made under either the secured credit facility or the former unsecured credit facility since the beginning of 2002. Outstanding letters of credit issued under the secured credit facility were approximately $121 million at December 31, 2004.

      The secured credit facility limits capital expenditures, investments and acquisitions of businesses, new indebtedness, asset divestitures, payment of dividends, and common stock repurchases which we may incur or undertake during the term of the facility without obtaining permission of the lending group. At December 31, 2004, the amount of dividends we could pay without the consent of the lending group was approximately $300 million. In addition, the secured credit facility contains a financial covenant, which is not measured unless our undrawn availability under the facility is less than $150 million. This financial covenant, when measured, requires us to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") to fixed charges of at least 1.0 to 1.0. EBITDA is adjusted for non-cash items such as income/loss on investments accounted for under the equity method of accounting, non-cash pension expense/income, and that portion of retiree medical and life insurance expenses paid from our VEBA trust. EBITDA is reduced by capital expenditures, as defined in the facility, and cash taxes paid, and increased for cash tax refunds. Fixed charges include gross interest expense, dividends paid and scheduled debt payments. At December 31, 2004, our undrawn availability under the facility, which is calculated including outstanding letters of credit, other uses of credit and domestic cash on hand, was $325 million, and the amount that we could borrow at that date prior to requiring the application of a financial covenant test was $175 million. Changes in our credit rating do not impact our access to, or cost of, our existing credit facilities.

      A summary of required payments under financial instruments (excluding accrued interest) and other commitments are presented below.

                                                      Less than           1-3           4-5       After 5
(In millions)                               Total        1 year         years         years         years
-----------------------------------     ---------     ---------     ---------     ---------     ---------
CONTRACTUAL CASH OBLIGATIONS
Total Debt including Capital Leases     $   582.7     $    29.4     $    39.7     $    26.1     $   487.5
Operating Lease Obligations                  56.0          15.6          24.8           8.1           7.5
Other Long-term Liabilities (A)             128.5            --          88.2           8.3          32.0
Unconditional Purchase Obligations
      Raw materials (B)                     374.4         374.4            --            --            --
      Other (C)                              17.8          14.0           3.4           0.4
                                        ---------     ---------     ---------     ---------     ---------

Total                                   $ 1,159.4     $   433.4     $   156.1     $    42.9     $   527.0
                                        =========     =========     =========     =========     =========

(In millions)
-----------------------------------     ---------     ---------     ---------     ---------     ---------
OTHER FINANCIAL COMMITMENTS
Lines of Credit (D)                     $   374.4     $    22.3     $   352.1     $      --     $      --
Guarantees                                   15.7            --            --            --            --


      (A) Other long-term liabilities exclude pension liabilities and accrued postretirement benefits.

      (B) We have contracted for physical delivery for certain of our raw materials to meet a portion of our needs. These contracts are based upon fixed or variable price provisions. We used current market prices as of December 31, 2004 for raw material obligations with variable pricing.

      (C) We have various contractual obligations that extend through 2015 for services involving production facilities and administrative operations. Our purchase obligation as disclosed represents the estimated termination fees payable if we were to exit these contracts.

      (D) Drawn amounts are included in total debt. Includes $120.9 million utilized under the $325 million domestic secured credit facility for standby letters of credit, which renew annually and are used to support: $48.3 million of financing outside of the domestic secured credit facility, primarily for our foreign based operations; $31.4 million in workers compensation and general insurance arrangements; $39.8 million related to environmental matters; and $1.4 million for other matters.

RETIREMENT BENEFITS

As of November 30, 2004, our measurement date for pension accounting, the value of the accumulated pension benefit obligation (ABO) for our defined benefit pension plans exceeded the value of pension investments by approximately $245 million. A minimum pension liability was recognized in 2002 as a result of a severe decline in the equity markets from 2000 through 2002, higher benefit liabilities from long-term labor contracts negotiated in 2001, and a lower assumed discount rate for valuing the pension liabilities. Accounting standards require that a minimum pension liability be recorded if the value of pension investments is less than the ABO at the annual measurement date. Accordingly, in the 2002 fourth quarter, we recorded a charge against stockholders' equity of $406 million, net of deferred taxes, to write off our prepaid pension cost representing the previous overfunded portion of the pension plan, and to record a deferred pension asset for unamortized prior service cost relating to prior benefit enhancements. In the fourth quarter of 2004 and 2003, our adjustments of the minimum pension liability resulted in an increase to stockholders' equity of $2 million for 2004 and $47 million for 2003, presented as other comprehensive income (loss). The recognition of the minimum pension liability in 2002, and the adjustments of the minimum pension liability in 2004 and 2003 do not affect our reported results of operations and do not have a cash impact. In accordance with accounting standards, the full charge against stockholders' equity would be reversed in subsequent years if the value of pension plan investments returns to a level that exceeds the ABO as of a future annual measurement date. As of the 2004 annual measurement date, the value of pension investments was $1.85 billion and the ABO was $2.08 billion. Based upon current actuarial analyses and forecasts, the ABO is projected to be approximately $2.08 billion at the 2005 annual measurement date, assuming no changes in the discount rate used to value benefit obligations.

      We were not required to make cash contributions to our U.S. defined benefit pension plan for 2004. During the third quarter 2004, we made a $50 million voluntary contribution to this defined benefit pension plan to improve the plan's funded position. Based on current actuarial studies, we do not expect to be required to make cash contributions to our U.S. defined benefit pension plan during the next several years. However, a significant decline in the value of plan investments in the future or unfavorable changes in laws or regulations that govern pension plan funding could materially change the timing and amount of required pension funding. Depending on the timing and amount, a requirement that we fund our defined benefit pension plan could have a material adverse effect on our results of operations and financial condition. In addition, we may elect, depending upon investment performance of the pension plan assets and other factors, to make additional voluntary cash contributions to this pension plan in the future.

      We fund certain retiree health care benefits for Allegheny Ludlum using investments held in a Voluntary Employee Benefit Association (VEBA) trust. This allows us to recover a portion of the retiree medical costs. In accordance with our labor agreements, during 2004, 2003 and 2002, we funded $18.2 million, $14.2 million and $12.7 million, respectively, of retiree medical costs using the investments of the VEBA trust. We may continue to fund certain retiree medical benefits utilizing the investments held in the VEBA if the value of these investments exceed $25 million. The value of the investments held in the VEBA was approximately $100 million as of November 30, 2004.

DIVIDENDS

We paid a quarterly dividend of $0.06 per share of common stock during 2004 and 2003. On February 25, 2005, the Board of Directors declared a regular quarterly dividend of $0.06 per share of common stock. The dividend will be paid on March 29, 2005, to stockholders of record at the close of business on March 21, 2005. While we have historically paid cash dividends on our common stock, we cannot make assurances that in the future we will not reduce the amount of dividends paid, or stop paying dividends, on our common stock. For example, in the 2002 fourth quarter, our Board of Directors substantially reduced the amount of our quarterly dividend from the levels we had been paying in previous quarters. The declaration and payment of dividends, if any, and the amount of such dividends depends upon matters deemed relevant by our Board of Directors on a quarterly basis, such as our results of operations, financial condition, cash requirements, future prospects, and any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate.

CRITICAL ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles. When more than one accounting principle, or the method of its application, is generally accepted, management selects the principle or method that is appropriate in our specific circumstances. Application of these accounting principles requires our management to make estimates about the future resolution of existing uncertainties; as a result, actual results could differ from these estimates. In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the financial statements giving due regard to materiality.

REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

Revenue is recognized when title passes or as services are rendered. We have no significant unusual sale arrangements with any of our customers.

      We market our products to a diverse customer base, principally throughout the United States. Trade credit is extended based upon evaluations of each customer's ability to perform its obligations, which are updated periodically. Accounts receivable reserves are based upon an aging of accounts and a review for collectibility of specific accounts. Accounts receivable are presented net of a reserve for doubtful accounts of $8.4 million at December 31, 2004 and $10.2 million at December 31, 2003, which represented 2.3% and 3.9%, respectively, of total gross accounts receivable. During 2004, we made no increases for doubtful accounts and wrote off $1.8 million of uncollectible accounts, which reduced the reserve. During 2003, we recognized expense of $2.2 million to increase the reserve for doubtful accounts and wrote off $2.1 million of uncollectible accounts, which reduced the reserve.

INVENTORIES

At December 31, 2004, we had net inventory of $513.0 million. Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out
(FIFO) and average cost methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. The prices for many of the raw materials we use have recently been extremely volatile, especially during 2004 when raw material prices rose rapidly, compared to 2003. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a rapid rise in raw material costs has a negative effect on our operating results. For example in 2004, the effect of the increase in raw material costs on our LIFO inventory valuation method resulted in cost of sales which was $112.2 million higher than would have been recognized if we utilized the FIFO methodology to value our inventory. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold.

      In the 2004 second quarter, we changed our method of calculating LIFO inventories at our Allegheny Ludlum operations by reducing the overall number of Company-wide inventory pools from 15 to eight, and by changing its calculation method for LIFO from the double-extension method to the link-chain method. We made the change in order to better match costs with revenues, to reflect the business structure of Allegheny Ludlum following the J&L asset acquisition, to provide for a LIFO adjustment more representative of Allegheny Ludlum's actual inflation on its inventories, and to conform LIFO accounting methods with our other operations that use the LIFO inventory method. The cumulative effect of the change in methods and the pro forma effects of the change on prior years' results of operations were not determinable. The effect of the change on the results of operations for 2004 was not material.

      We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting reserve, if any, is recognized as an expense in the period that the need for the reserve is identified. At December 31, 2004, no such reserves were required. It is our general policy to write-down to scrap value any inventory that is identified as obsolete and any inventory that has aged or has not moved in more than twelve months. In some instances this criterion is up to twenty-four months due to the longer manufacturing and distribution process for such products.

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

      At December 31, 2004, we had $205 million of goodwill on our balance sheet. Changes in the goodwill balance from 2003 are due to foreign currency translation. Of the total, $112 million related to the Flat-Rolled Products segment, $67 million related to the High Performance Metals segment, and $26 million related to the Engineered Products segment. Goodwill is required to be reviewed annually, or more frequently if impairment indicators arise. The impairment test for goodwill is a two-step process. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this comparison reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of the fair value of the reporting unit over the fair value of all recognized and unrecognized assets and liabilities.

      We perform our annual evaluation of goodwill for possible impairment during the fourth quarter. Our evaluation of goodwill for possible impairment includes estimating the fair market value of each of the reporting units which have goodwill associated with their operations using discounted cash flow and multiples of cash earnings valuation techniques, plus valuation comparisons to recent public sale transactions of similar businesses, if any. These valuation methods require us to make estimates and assumptions regarding future operating results, cash flows including changes in working capital and capital expenditures, selling prices, profitability, and the cost of capital. Although we believe that the estimates and assumptions used were reasonable, actual results could differ from those estimates and assumptions. No goodwill impairment was determined to exist for the years ended December 31, 2004, 2003 or 2002.

INCOME TAXES

Deferred income taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes, or differences between the fair value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income taxes represent future tax benefits (assets) or costs (liabilities) to be recognized when those temporary differences reverse. We evaluate on a quarterly basis whether, based on all available evidence, we believe that our deferred income tax assets will be realizable. Valuation allowances are established when it is estimated that it is probable (more likely than not) that the tax benefit of the deferred tax assets will not be realized. The evaluation, as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," includes the consideration of all available evidence, both positive and negative, regarding historical operating results including recent years with reported losses, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused. Future realization of deferred income tax assets ultimately depends upon the existence of sufficient taxable income within the carryback, carryforward period available under tax law.

      The recognition of a valuation allowance is recorded as a non-cash charge to the income tax provision with an offsetting reserve against the deferred income tax asset. Should we generate pretax losses in future periods, a tax benefit would not be recorded and the valuation allowance recorded would increase. Under these circumstances the net loss recognized and net loss per share for that period would be larger than a comparable period when a favorable tax benefit was recorded. However, tax provisions or benefits would continue to be recognized, as appropriate, on state and local taxes, and taxes related to foreign jurisdictions. The recognition of a valuation allowance, in itself, does not affect our ability to utilize the deferred tax asset in the future. The valuation allowance could be reduced or increased in future years if the estimated realizability of the deferred income tax asset changes, based upon consideration of all available evidence, including changes in the carryback period available under tax law.

CONTINGENCIES

When it is probable that a liability has been incurred or an asset has been impaired, we recognize a loss if the amount of the loss can be reasonably estimated.

      We are subject to various domestic and international environmental laws and regulations that govern the discharge of pollutants, and disposal of wastes, and which may require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. We could incur substantial cleanup costs, fines and civil or criminal sanctions, third party property damage or personal injury claims as a result of violations or liabilities under these laws or non-compliance with environmental permits required at our facilities. We are currently involved in the investigation and remediation of a number of our current and former sites as well as third party sites.

      With respect to proceedings brought under the Federal Superfund laws, or similar state statutes, we have been identified as a potentially responsible party ("PRP") at approximately 33 of such sites, excluding those at which we believe we have no future liability. Our involvement is limited or de minimis at approximately 19 of these sites, and the potential loss exposure with respect to any of the remaining 14 individual sites is not considered to be material.

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

      Environmental liabilities are recorded when our liability is probable and the costs are reasonably estimable. In many cases, we are not able to determine whether we are liable or, if liability is probable, to reasonably estimate the loss or range of loss. Estimates of our liability are further subject to additional uncertainties including the nature and extent of site contamination, available remediation alternatives, the extent of corrective actions that may be required, and the participation, number and financial condition of other PRPs. We expect that we will adjust our accruals to reflect new information as appropriate. Future adjustments could have a material adverse effect on our results of operations in a given period, but we cannot reliably predict the amounts of such future adjustments. At December 31, 2004, our reserves for environmental matters totaled approximately $29 million.

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

      Based on currently available information, we do not believe that there is a reasonable possibility that a loss exceeding the amount already accrued for any of the matters with which we are currently associated (either individually or in the aggregate) will be an amount that would be material to a decision to buy or sell our securities. Future developments, administrative actions or liabilities relating to environmental matters, however, could have a material adverse effect on our financial condition or results of operations.

RETIREMENT BENEFITS

We have defined benefit pension plans and defined contribution plans covering substantially all of our employees. During the third quarter 2004, we made a $50 million voluntary cash contribution to our U.S. defined pension plan to improve the plan's funded position. We are not required to make a contribution to the U.S. defined benefit pension plan for 2005, and, based upon current actuarial analyses and forecasts, we do not expect to be required to make cash contributions to the U.S. defined benefit pension plan for at least the next several years. However, we may elect, depending upon the investment performance of the pension plan assets and other factors, to make additional voluntary cash contributions to this pension plan in the future.

      We account for our defined benefit pension plans in accordance with SFAS 87, which requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. A significant element in determining our pension (expense) income in accordance with SFAS 87 is the expected investment return on plan assets. In establishing the expected return on plan investments, which is reviewed annually in the fourth quarter, we take into consideration input from our third party pension plan asset managers and actuaries regarding the types of securities the plan investments are invested in, how those investments have performed historically, and expectations for how those investments will perform in the future. For 2003, in light of the declines in the equity markets in 2000 through 2002, which comprise a significant portion of our pension plan investments, we lowered our expected return on pension plan investments to 8.75%, from a 9% expected return on pension plan investments which was used in 2002. This assumed rate is applied to the market value of plan assets at the end of the previous year. This produces the expected return on plan assets that is included in annual pension (expense) income for the current year. While the actual return on pension plan investments for 2004 was 11.7% and for 2003 was 13.1%, our expected return on pension plan investments for 2005 remains at 8.75%. The effect of increasing, or lowering, the expected return on pension plan investments by 0.25% results in additional annual income, or expense, of approximately $4 million. The cumulative difference between this expected return and the actual return on plan assets is deferred and amortized into pension income or expense over future periods. The amount of expected return on plan assets can vary significantly from year-to-year since the calculation is dependent on the market value of plan assets as of the end of the preceding year. U.S. generally accepted accounting principles allow companies to calculate the expected return on pension assets using either an average of fair market values of pension assets over a period not to exceed five years, which reduces the volatility in reported pension income or expense, or their fair market value at the end of the previous year. However, the Securities and Exchange Commission currently does not permit companies to change from the fair market value at the end of the previous year methodology, which is the methodology that we use, to an averaging of fair market values of plan assets methodology. As a result, our results of operations and those of other companies, including companies with which we compete, may not be comparable due to these different methodologies in calculating the expected return on pension investments. If the five-year average of the fair market values of plan assets had been used to calculate retirement benefit costs, we estimate that retirement benefit expense for 2004 would have been approximately $65 million less than the $120 million expense recognized using the fair market value approach.

      At the end of November of each year, we determine the discount rate to be used to value pension plan liabilities. In accordance with SFAS 87, the discount rate reflects the current rate at which the pension liabilities could be effectively settled. In estimating this rate, we receive input from our actuaries regarding the rates of return on high quality, fixed-income investments with maturities matched to the expected future retirement benefit payments. Based on this assessment at the end of November 2004, we established a discount rate of 6.1% for valuing the pension liabilities as of the end of 2004, and for determining the pension expense for 2005. We had previously assumed a discount rate of 6.50% for 2003, which determined the 2004 expense, and 6.75% for 2002, which determined the 2003 expense. The effect of lowering the discount rate to 6.1% increased pension liabilities by approximately $81 million at 2004 year-end, and is expected to increase pension expense by approximately $6 million in 2005. The effect on pension liabilities for changes to the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, are deferred and amortized over future periods in accordance with SFAS 87.

      Accounting standards require a minimum pension liability be recorded when the value of pension assets is less than the accumulated benefit obligation ("ABO") at the annual measurement date. As of November 30, 2004, our measurement date for pension accounting, the value of the accumulated pension benefit obligation (ABO) exceeded the value of pension investments by approximately $245 million. In the 2002 fourth quarter, as a result of a severe decline in the equity markets in 2000 through 2002, higher benefit liabilities from long-term labor contracts negotiated in 2001, and a lower assumed discount rate for valuing the pension liabilities, we recorded a non-cash charge against stockholders' equity of $406 million, net of deferred taxes, to write off our prepaid pension cost representing the previous overfunded portion of the pension plan, and to record a deferred pension asset of $165 million for the unamortized prior service cost relating to prior benefit enhancements. In the fourth quarter of 2004 and 2003, our adjustments of the minimum pension liability resulted in an increase to stockholders' equity of $2 million for 2004 and $47 million for 2003, presented as other comprehensive income (loss). The recognition of the minimum pension liability in 2002, and the adjustments of minimum pension liability in 2004 and 2003 do not affect our reported results of operations and do not have a cash impact. In accordance with accounting standards, the charge against stockholders' equity will be adjusted in the fourth quarter of subsequent years to reflect the value of pension assets compared to the ABO as of the end of November. If the level of pension assets exceeds the ABO as of a future measurement date, the full charge against stockholders' equity would be reversed.

      We also sponsor several postretirement plans covering certain hourly and salaried employees and retirees. These plans provide health care and life insurance benefits for eligible employees. In certain plans, our contributions towards premiums are capped based upon the cost as of a certain date, thereby creating a defined contribution. For the non-collectively bargained plans, we maintain the right to amend or terminate the plans in the future. We account for these benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"), which requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as benefits are paid. We use actuarial assumptions, including the discount rate and the expected trend in health care costs, to estimate the costs and benefits obligations for the plans. The discount rate, which is determined annually at the end of November of each year, is developed based upon rates of return on high quality, fixed-income investments. At the end of 2004, we determined this rate to be 6.1%, a reduction from a 6.5% discount rate in 2003 and 6.75% in 2002. The effect of lowering the discount rate to 6.1% from 6.5% increased 2004 postretirement benefit liabilities by approximately $20 million, and 2005 expenses are expected to increase by approximately $1 million. Based upon significant cost increases quoted by our medical care providers and predictions of continued significant medical cost inflation in future years, the annual assumed rate of increase in the per capita cost of covered benefits for health care plans was 10.0% for 2005 and was assumed to gradually decrease to 5.0% in the year 2014 and remain level thereafter.

      The other postretirement benefits obligation at end of year 2003 did not include the expected favorable impact of the Medicare Prescription Drug, Improvement and Modernization Act ("Medicare Act"), which was signed into law on December 8, 2003. The Medicare Act provides for a federal subsidy, with tax-free payments commencing in 2006, to sponsors of retiree health care benefits plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law. Based upon estimates from our actuaries, the federal subsidy included in the law resulted in a reduction in the other postretirement benefits obligation during 2004 of $46 million. This reduction is recognized in the financial statements over a number of years, and is expected to reduce postretirement benefit expense in 2005 by approximately $3 million.

      Certain of these postretirement benefits are funded using plan investments held in a VEBA trust. The expected return on plan investments is a significant element in determining postretirement benefits expenses in accordance with SFAS
106. In establishing the expected return on plan investments, which is reviewed annually in the fourth quarter, we take into consideration the types of securities the plan investments are invested in, how those investments have performed historically, and expectations for how those investments will perform in the future. For 2004, our expected return on investments held in the VEBA trust was 9%. This assumed long-term rate of return on investments is applied to the market value of plan investments at the end of the previous year. This produces the expected return on plan investments that is included in annual postretirement benefits expenses for the current year. While the actual return on investments held in the VEBA trust was 11.6% in 2004 and 9.3% for 2003, our expected return on investments in the VEBA trust remains 9% for 2005. The expected return on investments held in the VEBA trust is expected to exceed the return on pension plan investments due to a higher percentage of private equity investments held by the VEBA trust.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). Under SFAS 143, obligations associated with the retirement of tangible long-lived assets, such as landfill and other facility closure costs, are capitalized and amortized to expense over an asset's useful life using a systematic and rational allocation method. This standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 on January 1, 2003 resulted in a charge of $1.3 million, net of tax, or $0.02 per share, which was recognized in our first quarter 2003 statement of operations as a cumulative change in accounting principle, primarily for asset retirement obligations related to landfills. Accretion expense and cash flows associated with ARO obligations have not been material since the adoption of FAS 143.

      In December 2003, the Medicare Act was signed into law. The Medicare Act provides for a Federal subsidy, with tax-free payments commencing in 2006, to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to the benefit established by law. In May 2004, the FASB issued FASB Staff Position 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-2"), which provides guidance on the accounting for the effects of the Medicare Act. Under FSP 106-2, the effect of the Federal subsidy is accounted for as an actuarial experience gain. In addition, the effect of the Medicare Act is taken into consideration, as appropriate, in determining an employer's future per capita claims cost. Based upon estimates from our actuaries, it is expected that the effect of the Medicare Act will result in a reduction in the Accumulated Other Postretirement Benefits obligation of $46 million. The benefit will be recognized in our financial statements over multiple years as a reduction to postretirement benefits expense. We adopted FSP 106-2 in the beginning of the third quarter 2004, resulting in approximately $2 million lower postretirement benefit expense in 2004. For 2005, the reduction in expense as a result of the Medicare Act is estimated to be approximately $3 million.

      In December 2004, the FASB finalized Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"). This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments. Under the revised standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25. Instead, companies will be required to account for such transactions using a fair value method and recognize expense in the consolidated statements of income. SFAS 123R is effective for interim or annual periods beginning after June 15, 2005. We are required to adopt SFAS 123R no later than the beginning of our 2005 third quarter. We will adopt the new standard using the modified prospective method and reflect compensation expense in accordance with the FAS 123R transition provisions. Under the modified prospective method, we will not restate prior periods to reflect the impact of adopting the new standard at earlier dates.

      Pro forma disclosures regarding the effect on our 2004 net income and net income per common share had we applied the fair value method of accounting for share-based compensation as prescribed by SFAS 123, were $3.8 million of additional expense, or $0.04 less net income per common share. We have not yet determined which fair value model we will follow for future grants of share-based compensation. Based on share-based compensation granted through December 31, 2004 and the fair values previously calculated under SFAS 123, we project that an immaterial amount of additional compensation expense would be recorded in 2005 related to stock options and nonvested stock upon the adoption of SFAS 123R, compared to the existing accounting method under APB Opinion No. 25. We are still evaluating the impact this new standard will have on our Total Shareholder Return share-based compensation plan.

      In October 2004, the American Jobs Creation Act of 2004 ("Jobs Creation Act") was signed into law. The Jobs Creation Act contains a number of provisions that may affect our future effective income tax rate. The most significant provisions would allow us to elect to deduct from our taxable income 85% of certain eligible dividends received by ATI from non-U.S. subsidiaries before the end of 2005 if those dividends are reinvested in the U.S. for eligible purposes, and separately, enable ATI to receive a tax deduction of up to 9%, when fully phased in over several years, to "qualified production activities income," as defined. In December 2004, the FASB issued FASB Staff Position No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP 109-1"), which requires the qualified production activities deduction be treated as a special deduction which would therefore be recognized as earned. FSP 109-1 was effective upon issuance, and required no adjustment to recorded deferred tax balances, which are determined using projected future income tax rates. In December 2004, the FASB also issued FASB Staff Position No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"), which provided additional time beyond the financial statement date of the period in which a new tax law is enacted, or December 31, 2004 for ATI, for a company to evaluate the effect of the Jobs Creation Act. In accordance with the provisions of FSP 109-2, we continue to evaluate the repatriation provision, including ongoing clarifications to how the Jobs Creation Act is to be applied. Based on this evaluation, we are unable to determine if there will be any material impact to 2005 results from the Jobs Creation Act Foreign Earnings Repatriation Provision.

BOARD OF DIRECTORS

On May 6, 2004, the Board of Directors named L. Patrick Hassey Chairman, in addition to his responsibilities as President and Chief Executive Officer, and
H. Kent Bowen and John D. Turner were elected to our Board of Directors.

      On July 8, 2004, Frank V. Cahouet resigned from the Company's Board of Directors.

      On September 2, 2004, ATI elected Michael J. Joyce and Louis J. Thomas to our Board of Directors. Both Mr. Joyce and Mr. Thomas will stand for election at the 2005 Annual Meeting of Stockholders.

FORWARD-LOOKING STATEMENTS

From time-to-time, the Company has made and may continue to make "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements in this report relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as "anticipates," "believes," "estimates," "expects," "would," "should," "will," "will likely result," "forecast," "outlook," "projects," and similar expressions. Such forward-looking statements are based on management's current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause our actual results or performance to materially differ from any future results or performance expressed or implied by such statements. Various of these factors are described from time to time in the Company filings with the Securities and Exchange Commission, including Reports on Form 10-Q. We assume no duty to update our forward-looking statements.


      Factors that could cause actual results to differ from those in such forward-looking statements include the following:

       Cyclical Demand for Products. The cyclical nature of the industries in which our customers operate causes demand for our products to be cyclical, creating uncertainty regarding future profitability. Various changes in general economic conditions affect the industries in which our customers operate. These changes include decreases in the rate of consumption or use of our customers' products due to economic downturns. Other factors causing fluctuation in our customers' positions are changes in market demand, lower overall pricing due to domestic and international overcapacity, currency fluctuations, lower priced imports and increases in use or decreases in prices of substitute materials. As a result of these factors, our profitability has been and may in the future be subject to significant fluctuation.

      A significant portion of the sales of our High Performance Metals segment represents products sold to customers in the commercial aerospace industry. From time-to-time, economic and other factors, including the September 11, 2001 terrorist attacks, have adversely affected the airline industry, resulting in overall reduced demand for the products that we sell to the commercial aerospace market. A downturn in the commercial aerospace industry could adversely affect our results of operations, and our business and financial condition could be materially adversely affected.

       Product Pricing. From time-to-time, intense competition and excess manufacturing capacity in the commodity stainless steel industry have resulted in reduced prices, excluding raw material surcharges, for many of our stainless steel products. These factors have had and may have an adverse impact on our revenues, operating results and financial condition.

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

       Dependence on Critical Raw Materials or Services Subject to Price and Availability Fluctuations. We rely to a substantial extent on outside vendors to supply certain raw materials that are critical to the manufacture of our products. We also depend on third parties to provide conversion services that may be critical to the manufacture of our products. Purchase prices and availability of these critical raw materials are subject to volatility. At any given time, we may be unable to obtain an adequate supply of these critical raw materials or services on a timely basis, on price and other terms acceptable, or at all.

      If suppliers increase the price of critical raw materials, we may not have alternative sources of supply. In addition, to the extent that we have quoted prices to customers and accepted customer orders for products prior to purchasing necessary raw materials, or have existing contracts, we may be unable to raise the price of products to cover all or part of the increased cost of the raw materials.

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

       Volatility of Raw Material Costs. The prices for many of the raw materials we use have recently been extremely volatile. Since we value most of our inventory utilizing the last-in, first-out (LIFO) inventory costing methodology, a rapid rise in raw material costs has a negative effect on our operating results. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. For example, in 2004, the increase in raw material costs on our LIFO inventory valuation method resulted in cost of sales which was $112.2 million higher than would have been recognized if we utilized the first-in, first-out (FIFO) methodology to value our inventory. In a period of rising raw material prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold.

       Availability of Energy Resources. We rely upon third parties for our supply of energy resources consumed in the manufacture of our products. The prices for and availability of electricity, natural gas, oil and other energy resources are subject to volatile market conditions. These market conditions often are affected by political and economic factors beyond our control. Disruptions in the supply of energy resources could temporarily impair the ability to manufacture products for customers. Further, increases in energy costs, or changes in costs relative to energy costs paid by competitors, has and may continue to adversely affect our profitability. To the extent that these uncertainties cause suppliers and customers to be more cost sensitive, increased energy prices may have an adverse effect on our results of operations and financial condition.

       Risks Associated with Retirement Benefits. Our U.S. defined benefit pension plan was funded in accordance with ERISA as of December 31, 2004. Based upon current actuarial analyses and forecasts, we do not expect to be required to make contributions to the defined benefit pension plan for at least the next several years. However, a significant decline in the value of plan investments in the future or unfavorable changes in laws or regulations that govern pension plan funding could materially change the timing and amount of required pension funding. Depending on the timing and amount, a requirement that we fund our defined benefit pension plan could have a material adverse effect on our results of operations and financial condition.

       Risks Associated with Accessing the Credit Markets. Our ability to access the credit markets in the future to obtain additional financing, if needed, may be influenced by the Company's credit rating. However, changes in our credit rating do not impact our access to our existing credit facilities.

       Credit Agreement Covenant. The agreement governing our secured bank credit facility imposes a number of covenants on us. For example, it contains covenants that create limitations on our ability to, among other things, effect acquisitions or dispositions or incur additional debt, and require us to, among other things, maintain a financial ratio when our available borrowing capacity measured under the credit agreement decreases below $150 million. Our ability to comply with the financial covenant may be affected by events beyond our control and, as a result, we may be unable to comply with the covenant, which may adversely affect our ability to borrow under our secured credit facility if the availability level is below $150 million.

       Risks Associated with Environmental Matters. We are subject to various domestic and international environmental laws and regulations that govern the discharge of pollutants, and disposal of wastes, and which may require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. We could incur substantial cleanup costs, fines and civil or criminal sanctions, third party property damage or personal injury claims as a result of violations or liabilities under these laws or non-compliance with environmental permits required at our facilities. We are currently involved in the investigation and remediation of a number of our current and former sites as well as third party locations sites.

      With respect to proceedings brought under the federal Superfund laws, or similar state statutes, we have been identified as a potentially responsible party ("PRP") at approximately 33 of such sites, excluding those at which we believe we have no future liability. Our involvement is limited or de minimis at approximately 19 of these sites, and the potential loss exposure with respect to any of the remaining 14 individual sites is not considered to be material.

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

      We believe that we operate our businesses in compliance in all material respects with applicable environmental laws and regulations. However, we are a party to lawsuits and other proceedings involving alleged violations of, or liabilities arising from environmental laws. When our liability is probable and we can reasonably estimate our costs, we record environmental liabilities in our financial statements. In many cases, we are not able to determine whether we are liable, or if liability is probable, to reasonably estimate the loss or range of loss. Estimates of our liability remain subject to additional uncertainties, including the nature and extent of site contamination, available remediation alternatives, the extent of corrective actions that may be required, and the participation number and financial condition of other PRPs, as well as the extent of their responsibility for the remediation. We expect that we will adjust our accruals to reflect new information as appropriate. Future adjustments could have a material adverse effect on our results of operations in a given period, but we cannot reliably predict the amounts of such future adjustments. At December 31, 2004, our reserves for environmental matters totaled approximately $29 million.

      Based on currently available information, we do not believe that there is a reasonable possibility that a loss exceeding the amount already accrued for any of the sites with which the we are currently associated (either individually or in the aggregate) will be an amount that would be material to a decision to buy or sell our securities. Future developments, administrative actions or liabilities relating to environmental matters, however, could have a material adverse effect on our financial condition or results of operations.

       Risks Associated with Current or Future Litigation and Claims. A number of lawsuits, claims and proceedings have been or may be asserted against us relating to the conduct of our currently and formerly owned business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, taxes, environmental and health and safety, and stockholder matters. Due to the uncertainties of litigation, we can give no assurance that we will prevail on all claims made against us in the lawsuits that we currently face or that additional claims will not be made against us in the future. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to us, we do not believe that the disposition of any such pending matters is likely to have a material adverse effect on our financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on our results of operations for that period. Also, we can give no assurance that any other matters brought in the future will not have a material effect on our financial condition, liquidity or results of operations.

       Labor Matters. We have approximately 9,000 full-time employees. A portion of our workforce is covered by various collective bargaining agreements, principally with the United Steelworkers of America ("USWA"), including: approximately 2,950 Allegheny Ludlum production, office and maintenance employees covered by collective bargaining agreements, which are effective through June 2007; approximately 220 Oremet employees covered by a collective bargaining agreement, which is effective through June 2007; approximately 565 Wah Chang employees covered by a collective bargaining agreement, which continues through March 2008, and approximately 180 employees at the Casting Service facility in LaPorte, Indiana, covered by a collective bargaining agreement, which is effective through December 2007.

      Generally, agreements that expire may be terminated after notice by the union. After termination, the union may authorize a strike. A strike by the employees covered by one or more of the collective bargaining agreements could have a materially adverse affect on our operating results. There can be no assurance that we will succeed in concluding collective bargaining agreements with the unions to replace those that expire.

       Risks Associated with Acquisition and Disposition Strategies. We intend to continue to strategically position our businesses in order to improve our ability to compete. We plan to do this by seeking specialty niches, expanding our global presence, acquiring businesses complementary to existing strengths and continually evaluating the performance and strategic fit of existing business units. We regularly consider acquisition, joint ventures, and other business combination opportunities as well as possible business unit dispositions. From time-to-time, management holds discussions with management of other companies to explore such opportunities. As a result, the relative makeup of the businesses comprising our Company is subject to change. Acquisitions, joint ventures, and other business combinations involve various inherent risks, such as: assessing accurately the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition or other transaction candidates; the potential loss of key personnel of an acquired business; our ability to achieve identified financial and operating synergies anticipated to result from an acquisition or other transaction; and unanticipated changes in business and economic conditions affecting an acquisition or other transaction. International acquisitions and other transactions could be affected by export controls, exchange rate fluctuations, domestic and foreign political conditions and a deterioration in domestic and foreign economic conditions.

       Internal Controls Over Financial Reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

       Insurance. We have maintained various forms of insurance, including insurance covering claims related to our properties and risks associated with our operations. Our existing property and liability insurance coverages contain exclusions and limitations on coverage. In connection with renewals of insurance, we have experienced additional exclusions and limitations on coverage, larger self-insured retentions and deductibles and significantly higher premiums. As a result, in the future our insurance coverage may not cover claims to the extent that it has in the past and the costs that we incur to procure insurance may increase significantly, either of which could have an adverse effect on our results of operations.

       Political and Social Turmoil. The war on terrorism and recent political and social turmoil, including terrorist and military actions and the implications of the military actions in Iraq, could put pressure on economic conditions in the United States and worldwide. These political, social and economic conditions could make it difficult for us, our suppliers and our customers to forecast accurately and plan future business activities, and could adversely affect the financial condition of our suppliers and customers and affect customer decisions as to the amount and timing of purchases from us. As a result, our business, financial condition and results of operations could be materially adversely affected.

       Export Sales. We believe that export sales will continue to account for a significant percentage of our future revenues. Risks associated with export sales include: political and economic instability, including weak conditions in the world's economies; accounts receivable collection; export controls; changes in legal and regulatory requirements; policy changes affecting the markets for our products; changes in tax laws and tariffs; and exchange rate fluctuations (which may affect sales to international customers and the value of profits earned on export sales when converted into dollars). Any of these factors could materially adversely effect our results for the period in which they occur.

       Risks Associated with Government Contracts. Some of our operating companies directly perform contractual work for the U.S. Government. Various claims (whether based on U.S. Government or Company audits and investigations or otherwise) could be asserted against us related to our U.S. Government contract work. Depending on the circumstances and the outcome, such proceedings could result in fines, penalties, compensatory and treble damages or the cancellation or suspension of payments under one or more U.S. Government contracts. Under government regulations, a company, or one or more of its operating divisions or units, can also be suspended or debarred from government contracts based on the results of investigations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND OTHER MATTERS

Interest Rate Risk. We attempt to maintain a reasonable balance between fixed- and floating-rate debt to keep financing costs as low as possible. At December 31, 2004, we had approximately $90 million of floating rate debt outstanding with a weighted average interest rate of approximately 3.8%. Since the interest rate on this debt floats with the short-term market rate of interest, we are exposed to the risk that these interest rates may increase. For example, a hypothetical 1% in rate of interest on $90 million of outstanding floating rate debt would result in increased annual financing costs of $0.9 million. Approximately $52 million of this floating rate debt is capped at a 6% maximum interest rate.

       Volatility of Energy Prices. Energy resources markets are subject to conditions that create uncertainty in the prices and availability of energy resources. The prices for and availability of electricity, natural gas, oil and other energy resources are subject to volatile market conditions. These market conditions often are affected by political and economic factors beyond our control. Increases in energy costs, or changes in costs relative to energy costs paid by competitors, has and may continue to adversely affect our profitability. To the extent that these uncertainties cause suppliers and customers to be more cost sensitive, increased energy prices may have an adverse effect on our results of operations and financial condition. We use approximately 10 to 12 million MMBtu's of natural gas annually, depending upon business conditions, in the manufacture of our products. These purchases of natural gas expose us to risk of higher gas prices. For example, a hypothetical $1.00 per MMBtu increase in the price of natural gas would result in increased annual energy costs of approximately $10 to $12 million.

       Volatility of Raw Material Prices. We use raw materials surcharge and index mechanisms to offset the impact of increased raw material costs; however, competitive factors in the marketplace can limit our ability to institute such mechanisms, and there can be a delay between the increase in the price of raw materials and the realization of the benefit of such mechanisms. For example, since we generally use in excess of 45,000 tons of nickel each year, a hypothetical change of $1.00 per pound in nickel prices would result in increased costs of approximately $90 million. In addition, we also use in excess of 340,000 tons of ferrous scrap in the production of our products and a hypothetical change of $10.00 per ton would result in increased costs of approximately $3.4 million. While we enter into raw materials futures contracts from time-to-time to hedge exposure to price fluctuations, such as for nickel, we cannot be certain that our hedge position adequately reduces exposure. We believe that we have adequate controls to monitor these contracts, but we may not be able to accurately assess exposure to price volatility in the markets for critical raw materials.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions except per share amounts)

For the Years Ended December 31,                                                   2004           2003           2002
----------------------------------------------------------------------------     ---------      ---------      ---------
SALES                                                                            $ 2,733.0      $ 1,937.4      $ 1,907.8
                                                                                 ---------      ---------      ---------
Costs and expenses:
     Cost of sales                                                                 2,488.1        1,873.6        1,744.5
     Selling and administrative expenses                                             233.3          248.8          188.3
     Curtailment (gain), net of restructuring costs                                  (40.4)          62.4           42.8
                                                                                 ---------      ---------      ---------
Income (loss) before interest, other income (expense) and income taxes                52.0         (247.4)         (67.8)
Interest expense, net                                                                (35.5)         (27.7)         (34.3)
Other income (expense), net                                                            3.3           (5.1)          (1.7)
                                                                                 ---------      ---------      ---------
Income (loss) before income tax provision (benefit) and cumulative
     effect of change in accounting principle                                         19.8         (280.2)        (103.8)
Income tax provision (benefit)                                                          --           33.1          (38.0)
                                                                                 ---------      ---------      ---------
Net income (loss) before cumulative effect of change in accounting principle          19.8         (313.3)         (65.8)
Cumulative effect of change in accounting principle, net of tax                         --           (1.3)            --
                                                                                 ---------      ---------      ---------
NET INCOME (LOSS)                                                                $    19.8      $  (314.6)     $   (65.8)
                                                                                 =========      =========      =========


Basic net income (loss) per common share before cumulative
     effect of change in accounting principle                                    $    0.23      $   (3.87)     $   (0.82)
Cumulative effect of change in accounting principle                                     --          (0.02)            --
                                                                                 ---------      ---------      ---------
BASIC NET INCOME (LOSS) PER COMMON SHARE                                         $    0.23      $   (3.89)     $   (0.82)
                                                                                 =========      =========      =========


Diluted net income (loss) per common share before cumulative
     effect of change in accounting principle                                    $    0.22      $   (3.87)     $   (0.82)
Cumulative effect of change in accounting principle                                     --          (0.02)            --
                                                                                 ---------      ---------      ---------
DILUTED NET INCOME (LOSS) PER COMMON SHARE                                       $    0.22      $   (3.89)     $   (0.82)
                                                                                 =========      =========      =========

The accompanying notes are an integral part of these statements.

ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions except share and per share amounts)

                                                                                         DECEMBER 31,      December 31,
                                                                                             2004              2003
                                                                                         ------------      ------------
ASSETS
Cash and cash equivalents                                                                $      250.8      $       79.6
Accounts receivable, net                                                                        357.9             248.8
Inventories, net                                                                                513.0             359.7
Income tax refunds                                                                                 --               7.2
Prepaid expenses and other current assets                                                        38.5              48.0
                                                                                         ------------      ------------
     TOTAL CURRENT ASSETS                                                                     1,160.2             743.3
Property, plant and equipment, net                                                              718.3             711.1
Cost in excess of net assets acquired                                                           205.3             198.4
Deferred pension asset                                                                          122.3             144.0
Deferred income taxes                                                                            53.0              52.6
Other assets                                                                                     56.6              53.8
                                                                                         ------------      ------------
     TOTAL ASSETS                                                                        $    2,315.7      $    1,903.2
                                                                                         ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                                         $      271.2      $      172.3
Accrued liabilities                                                                             192.2             194.6
Short-term debt and current portion of long-term debt                                            29.4              27.8
                                                                                         ------------      ------------
      TOTAL CURRENT LIABILITIES                                                                 492.8             394.7
Long-term debt                                                                                  553.3             504.3
Accrued postretirement benefits                                                                 472.7             507.2
Pension liabilities                                                                             240.9             220.6
Other long-term liabilities                                                                     130.1             101.7
                                                                                         ------------      ------------
      TOTAL LIABILITIES                                                                       1,889.8           1,728.5
                                                                                         ============      ============

Stockholders' Equity:
     Preferred stock, par value $0.10: authorized - 50,000,000 shares; issued - none               --                --
     Common stock, par value $0.10: authorized - 500,000,000 shares; issued
      98,951,490 at 2004 and 2003; outstanding - 95,782,011 shares at 2004
      and 80,654,861 shares at 2003                                                               9.9               9.9
     Additional paid-in capital                                                                 481.2             481.2
     Retained earnings                                                                          345.5             483.8
     Treasury stock: 3,169,479 shares at 2004 and 18,296,629 shares at 2003                     (79.4)           (458.4)
     Accumulated other comprehensive loss, net of tax                                          (331.3)           (341.8)
                                                                                         ------------      ------------
     TOTAL STOCKHOLDERS' EQUITY                                                                 425.9             174.7
                                                                                         ------------      ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $    2,315.7      $    1,903.2
                                                                                         ============      ============

The accompanying notes are an integral part of these statements.

ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

For the Years Ended December 31,                                          2004        2003        2002
--------------------------------------------------------------------     ------      ------      ------
OPERATING ACTIVITIES:
     Net income (loss)                                                   $ 19.8      $(314.6)    $(65.8)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Cumulative effect of change in accounting principle                 --         1.3          --
         Depreciation and amortization                                     76.1        74.6        90.0
         Non-cash curtailment (gain) and restructuring costs, net         (45.6)       52.6        39.2
         Deferred income taxes                                             (0.4)       72.7        25.6
         Gains on sales of investments and businesses                      (1.9)       (0.8)       (2.6)
     Change in operating assets and liabilities:
         Inventories                                                      (96.8)       32.6        99.4
         Accounts payable                                                  83.7         2.9        16.5
         Accounts receivable                                              (78.4)       (9.5)       35.6
         Postretirement benefits                                           18.9        10.9        (9.8)
         Pension assets and liabilities (a)                                18.2        67.7        (4.2)
         Accrued liabilities                                               11.0        31.4       (22.6)
         Accrued income taxes                                               7.2        44.7        (3.4)
         Other                                                             12.3        15.5         6.3
                                                                         ------      ------      ------
         CASH PROVIDED BY OPERATING ACTIVITIES                             24.1        82.0       204.2
                                                                         ------      ------      ------
INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                           (49.9)      (74.4)      (48.7)
     Purchase of businesses and investments in ventures                    (7.5)       (0.8)         --
     Disposals of property, plant and equipment                             6.6         9.8         9.2
     Proceeds from sales of businesses and investments                       --         0.8         2.4
     Other                                                                 (3.8)       (5.7)       (2.7)
                                                                         ------      ------      ------
         CASH USED IN INVESTING ACTIVITIES                                (54.6)      (70.3)      (39.8)
                                                                         ------      ------      ------
FINANCING ACTIVITIES:
     Borrowings of long-term debt                                          11.7        28.5          --
     Payments of long-term debt and capital leases                        (27.1)      (14.6)      (12.4)
     Net repayments under credit facilities                                (0.5)       (1.5)      (73.1)
                                                                         ------      ------      ------
      Net borrowings (repayments)                                         (15.9)       12.4       (85.5)
     Issuance of common stock                                             229.7          --          --
     Dividends paid                                                       (21.2)      (19.4)      (53.2)
     Proceeds from interest rate swap settlement                            1.5        15.3          --
     Exercises of stock options                                             7.6         0.2          --
                                                                         ------      ------      ------
         CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  201.7         8.5      (138.7)
                                                                         ------      ------      ------
INCREASE IN CASH AND CASH EQUIVALENTS                                     171.2        20.2        25.7
Cash and cash equivalents at beginning of year                             79.6        59.4        33.7
                                                                         ------      ------      ------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $250.8      $ 79.6      $ 59.4
                                                                         ======      ======      ======

(a) 2004 includes $(50.0) million voluntary cash pension contribution

Amounts presented on the Consolidated Statements of Cash Flows may not agree to the corresponding changes in balance sheet items due to the accounting for purchases and sales of businesses and the effects of foreign currency translation.

The accompanying notes are an integral part of these statements.

ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions except per share amounts)


                                                                                                    Accumulated
                                                         Additional                                    Other            Stock-
                                              Common      Paid-In       Retained      Treasury      Comprehensive      holders'
                                              Stock       Capital       Earnings       Stock        Income (Loss)       Equity
                                              ------     ----------     --------      --------      -------------      --------
BALANCE, DECEMBER 31, 2001                    $  9.9     $    481.2     $  957.5      $ (478.2)     $       (25.7)     $  944.7
Net loss                                          --             --        (65.8)           --                 --         (65.8)
Other comprehensive income
     (loss), net of tax:
     Minimum pension liability adjustment         --             --           --            --             (406.4)       (406.4)
     Foreign currency translation gains           --             --           --            --               16.6          16.6
     Unrealized gains on derivatives              --             --           --            --                7.4           7.4
     Change in unrealized gains on
      securities                                  --             --           --            --                0.4           0.4
                                              ------     ----------     --------      --------      -------------      --------
Comprehensive loss                                --             --        (65.8)           --             (382.0)       (447.8)
Cash dividends on common stock
     ($0.66 per share)                            --             --        (53.2)           --                 --         (53.2)
Employee stock plans                              --             --         (3.4)          8.5                 --           5.1
                                              ------     ----------     --------      --------      -------------      --------
BALANCE, DECEMBER 31, 2002                       9.9          481.2        835.1        (469.7)            (407.7)        448.8
                                              ------     ----------     --------      --------      -------------      --------
Net loss                                          --             --       (314.6)           --                 --        (314.6)
Other comprehensive income
     (loss), net of tax:
     Minimum pension liability adjustment         --             --           --            --               47.0          47.0
     Foreign currency translation gains           --             --           --            --               14.4          14.4
     Unrealized gains on derivatives              --             --           --            --                4.6           4.6
     Change in unrealized losses on
      securities                                  --             --           --            --               (0.1)         (0.1)
                                              ------     ----------     --------      --------      -------------      --------
Comprehensive loss                                --             --       (314.6)           --               65.9        (248.7)
Cash dividends on common stock
     ($0.24 per share)                            --             --        (19.4)           --                 --         (19.4)
Employee stock plans                              --             --        (17.3)         11.3                 --          (6.0)
                                              ------     ----------     --------      --------      -------------      --------
BALANCE, DECEMBER 31, 2003                       9.9          481.2        483.8        (458.4)            (341.8)        174.7
                                              ------     ----------     --------      --------      -------------      --------
Net income                                        --             --         19.8            --                 --          19.8
Other comprehensive income
     (loss), net of tax:
     Minimum pension liability adjustment         --             --           --            --                2.1           2.1
     Foreign currency translation gains           --             --           --            --               20.8          20.8
     Unrealized losses on derivatives             --             --           --            --              (12.4)        (12.4)
                                              ------     ----------     --------      --------      -------------      --------
Comprehensive income                              --             --         19.8            --               10.5          30.3
Cash dividends on common stock
     ($0.24 per share)                            --             --        (21.2)           --                 --         (21.2)
Issuance of common stock                          --             --       (116.0)        345.7                 --         229.7
Employee stock plans                              --             --        (20.9)         33.3                 --          12.4
                                              ------     ----------     --------      --------      -------------      --------
BALANCE, DECEMBER 31, 2004                    $  9.9     $    481.2     $  345.5      $  (79.4)     $      (331.3)     $  425.9
                                              ======     ==========     ========      ========      =============      ========

The accompanying notes are an integral part of these statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF DIRECTORS
ALLEGHENY TECHNOLOGIES INCORPORATED

We have audited the accompanying consolidated balance sheets of Allegheny Technologies Incorporated and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allegheny Technologies Incorporated and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

    As discussed in Note 3 to the financial statements, in 2004 the Company changed its method of accounting for LIFO inventory.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Allegheny Technologies Incorporated's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

February 23, 2005
Pittsburgh, Pennsylvania

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  --

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Allegheny Technologies Incorporated and its subsidiaries, including the Chinese joint venture known as Shanghai STAL Precision Stainless Steel Co., Limited ("STAL"), in which the Company has a 60% interest. The remaining 40% interest in STAL is owned by Baosteel Group, a state authorized investment company whose equity securities are publicly traded in the People's Republic of China. The financial results of STAL are consolidated into the Company's operating results with the 40% interest of the Company's minority partner recognized on the statement of operations as other income or expense, and on the balance sheet in other long-term liabilities. Investments in which the Company exercises significant influence, but which it does not control (generally a 20% to 50% ownership interest) are accounted for under the equity method of accounting. On June 1, 2004, a subsidiary of the Company acquired substantially all of the assets of J&L Specialty Steel, LLC ("J&L"), a producer of flat-rolled stainless steel products with operations in Midland, Pennsylvania and Louisville, Ohio. As further discussed in Note 2 to the Consolidated Financial Statements, operating results include those of the J&L assets from the date of acquisition. Significant intercompany accounts and transactions have been eliminated. Unless the context requires otherwise, "Allegheny Technologies," "ATI" and the "Company" refer to Allegheny Technologies Incorporated and its subsidiaries.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Management believes that the estimates are reasonable.

CASH EQUIVALENTS AND INVESTMENTS

Cash equivalents are highly liquid investments valued at cost, which approximates fair value, acquired with an original maturity of three months or less.

    The Company's investments in debt and equity securities are classified as available-for-sale and are reported at fair values, with net unrealized appreciation and depreciation on investments reported as a component of accumulated other comprehensive income (loss).

ACCOUNTS RECEIVABLE

Accounts receivable are presented net of a reserve for doubtful accounts of $8.4 million at December 31, 2004 and $10.2 million at December 31, 2003. The Company markets its products to a diverse customer base, principally throughout the United States. Trade credit is extended based upon evaluations of each customer's ability to perform its obligations, which are updated periodically. Accounts receivable reserves are determined based upon an aging of accounts and a review for collectibility of specific accounts.

INVENTORIES

Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO), and average cost methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of the Company's inventory is valued utilizing the LIFO costing methodology. Inventory of the Company's non-U.S. operations is valued using average cost or FIFO methods.

    The Company evaluates product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting reserve, if any, is recognized as an expense in the period that the need for the reserve is identified. It is the Company's general policy to write-down to scrap value any inventory that is identified as obsolete and any inventory that has aged or has not moved in more than twelve months. In some instances this criterion is up to twenty-four months.

LONG-LIVED ASSETS

Property, plant and equipment are recorded at cost. The principal method of depreciation adopted for all property placed into service after July 1, 1996 is the straight-line method. For buildings and equipment acquired prior to July 1, 1996, depreciation is computed using a combination of accelerated and straight-line methods. Significant enhancements that extend the lives of property and equipment are capitalized. Costs related to repairs and maintenance are charged to expense in the year incurred. The cost and related accumulated depreciation of property and equipment retired or disposed of are removed from the accounts and any related gains or losses are included in income.

    The Company monitors the recoverability of the carrying value of its long-lived assets. An impairment charge is recognized when the expected net undiscounted future cash flows from an asset's use (including any proceeds from disposition) are less than the asset's carrying value and the asset's carrying value exceeds its fair value. Assets to be disposed of by sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized.

COST IN EXCESS OF NET ASSETS ACQUIRED

At December 31, 2004, the Company had $205.3 million of goodwill on its balance sheet. Of the total, $112.1 million related to the Flat-Rolled Products segment, $67.1 million related to the High Performance Metals segment, and $26.1 million related to the Engineered Products segment. Goodwill increased $6.9 million during 2004 as a result of the impact of foreign currency translation on goodwill denominated in functional currencies other than the U.S. dollar. The Company accounts for goodwill under Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and indefinite-lived intangible assets are reviewed annually for impairment, or more frequently if impairment indicators arise. The impairment test for goodwill requires a comparison of the fair value of each reporting unit that has goodwill associated with its operations with its carrying amount, including goodwill. If this comparison reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of the fair value of the reporting unit over the fair value of all recognized and unrecognized assets and liabilities.

    The evaluation of goodwill for possible impairment includes estimating the fair market value of each of the reporting units which have goodwill associated with their operations using discounted cash flow and multiples of cash earnings valuation techniques, plus valuation comparisons to recent public sale transactions of similar businesses, if any. These valuation methods require the Company to make estimates and assumptions regarding future operating results, cash flows, changes in working capital and capital expenditures, selling prices, profitability, and the cost of capital. Although the Company believes that the estimates and assumptions used were reasonable, actual results could differ from those estimates and assumptions. The Company performs the required annual goodwill impairment evaluation in the fourth quarter of each year. No impairment of goodwill was determined to exist for the years ended December 31, 2004, 2003 or 2002.

ENVIRONMENTAL

Costs that mitigate or prevent future environmental contamination or extend the life, increase the capacity or improve the safety or efficiency of property utilized in current operations are capitalized. Other costs that relate to current operations or an existing condition caused by past operations are expensed. Environmental liabilities are recorded when the Company's liability is probable and the costs are reasonably estimable, but generally not later than the completion of the feasibility study or the Company's recommendation of a remedy or commitment to an appropriate plan of action. The accruals are reviewed periodically and, as investigations and remediations proceed, adjustments of the accruals are made to reflect new information as appropriate. Accruals for losses from environmental remediation obligations do not take into account the effects of inflation, and anticipated expenditures are not discounted to their present value. The accruals are not reduced by possible recoveries from insurance carriers or other third parties, but do reflect allocations among potentially responsible parties ("PRPs") at Federal Superfund sites or similar state-managed sites after an assessment is made of the likelihood that such parties will fulfill their obligations at such sites and after appropriate cost-sharing or other agreements are entered. The measurement of environmental liabilities by the Company is based on currently available facts, present laws and regulations, and current technology. Such estimates take into consideration the Company's prior experience in site investigation and remediation, the data concerning cleanup costs available from other companies and regulatory authorities, and the professional judgment of the Company's environmental experts in consultation with outside environmental specialists, when necessary.

DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING

As part of its risk management strategy the Company, from time-to-time, purchases futures and swap contracts to manage exposure to changes in nickel prices, a component of raw material cost for some of its flat-rolled and high performance metals products, and natural gas, a significant energy cost for all of the Company's businesses. The contracts obligate the Company to make or receive a payment equal to the net change in value of the contract at its maturity. These contracts are designated as hedges of the variability in cash flows of a portion of the Company's forecasted purchases of nickel and natural gas payments. The majority of these contracts mature within one year. The Company accounts for all of these contracts as hedges under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). Changes in the fair value of these contracts are recognized as a component of other comprehensive income

(loss) in stockholders' equity until the hedged item is recognized in the statement of operations within cost of sales. If a portion of the contract is ineffective as a hedge of the underlying exposure, the change in fair value related to the ineffective portion is immediately recognized as income or expense in the statement of operations within cost of sales.

    Foreign currency exchange contracts are used to limit transactional exposure to changes in currency exchange rates. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk. The Company accounts for all of these contracts as hedges under SFAS 133. Changes in the fair value of these contracts are recognized as a component of other comprehensive income (loss) in stockholders' equity until the hedged item is recognized in the statement of operations. If a portion of the contract is ineffective as a hedge of the underlying exposure, the change in fair value related to the ineffective portion is immediately recognized as income or expense in the statement of operations.

    Derivative interest rate contracts are used from time-to-time to manage the Company's exposure to interest rate risks. For example, in 2003 and 2002, the Company entered into interest rate swap contracts for the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the contracts without an exchange of the underlying principal amount. These contracts are designated as fair value hedges. As a result, changes in the fair value of these swap contracts and the underlying fixed rate debt are recognized in the statement of operations.

    In general, hedge effectiveness is determined by examining the relationship between offsetting changes in fair value or cash flows attributable to the item being hedged and the financial instrument being used for the hedge. Effectiveness is measured utilizing regression analysis and other techniques, to determine whether the change in the fair market value or cash flows of the derivative exceeds the change in fair value or cash flow of the hedged item. Calculated ineffectiveness, if any, is immediately recognized on the statement of operations. For the years ended December 31, 2004, 2003 and 2002, calculated ineffectiveness was not material to the results of operations.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of international operations are translated into U.S. dollars using year-end exchange rates, while revenues and expenses are translated at average exchange rates during the period. The resulting net translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity.

SALES RECOGNITION

Sales are recognized when title passes or as services are rendered.

RESEARCH AND DEVELOPMENT

Company funded research and development costs were $8.2 million in 2004, $11.5 million in 2003 and $12.0 million in 2002 and were expensed as incurred. Customer funded research and development costs were $1.7 million in 2004, $2.4 million in 2003 and $2.7 million in 2002. Customer funded research and development costs are recognized in the consolidated statement of operations in accordance with revenue recognition policies.

INCOME TAXES

The provision for, or benefit from, income taxes includes deferred taxes resulting from temporary differences in income for financial and tax purposes using the liability method. Such temporary differences result primarily from differences in the carrying value of assets and liabilities. Future realization of deferred income tax assets requires sufficient taxable income within the carryback, carryforward period available under tax law. The Company evaluates, on a quarterly basis whether, based on all available evidence, it is probable that the deferred income tax assets are realizable. Valuation allowances are established when it is estimated that it is more likely than not that the tax benefit of the deferred tax asset will not be realized. The evaluation, as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," includes the consideration of all available evidence, both positive and negative, regarding historical operating results including recent years with reported losses, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused.

NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net income (loss) per share are calculated by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding during the year. The calculation of diluted net loss per share excludes the potentially dilutive effect of outstanding stock options since the inclusion in the calculation of additional shares in the net loss per share would result in a lower per share loss and therefore be anti-dilutive.

STOCK-BASED COMPENSATION

The Company accounts for its stock option plans and other stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Under APB Opinion No. 25, for awards which vest without a performance-based contingency, no compensation expense is recognized when the exercise price of the Company's employee stock options equals the market price of the underlying stock at the date of the grant. Compensation expense for fixed stock-based awards, generally awards of nonvested stock, is recognized over the associated employment service period based on the fair value of the stock at the date of the grant. The Company also has performance-based stock award programs which are accounted for under the variable plan rules of APB Opinion No. 25. Compensation expense for these awards of stock, which are earned based on performance-based criteria, is recognized at the measurement date based on the stock price at the end of the performance period, with compensation expense recognized at interim dates based on performance criteria achieved and the Company's stock price at the interim dates.

    The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). For comparative presentation purposes, the effect of the 2003 deferred tax valuation allowance is excluded from the 2003 stock-based compensation net of tax amounts.

(In millions, except per share amounts)                   2004              2003              2002
                                                      ------------      ------------      ------------
Net income (loss) as reported                         $       19.8      $     (314.6)     $      (65.8)
Add: Stock-based compensation expense included in
   net income (loss), net of tax                              20.6               7.9               0.5
Deduct: Impact of SFAS 123, net of tax                       (24.4)            (11.2)             (4.3)
                                                      ------------      ------------      ------------
Pro forma net income (loss)                           $       16.0      $     (317.9)     $      (69.6)
                                                      ------------      ------------      ------------
Net income (loss) per common share:
Basic - as reported                                   $       0.23      $      (3.89)     $      (0.82)
Basic - pro forma                                     $       0.19      $      (3.93)     $      (0.86)
                                                      ------------      ------------      ------------
Diluted - as reported                                 $       0.22      $      (3.89)     $      (0.82)
Diluted - pro forma                                   $       0.18      $      (3.93)     $      (0.86)
                                                      ------------      ------------      ------------


NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2003, as required, the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). Under SFAS 143, obligations associated with the retirement of tangible long-lived assets, such as landfill and other facility closure costs, are capitalized and amortized to expense over an asset's useful life using a systematic and rational allocation method. The Company's adoption of SFAS 143 resulted in recognizing a charge of $1.3 million, net of income taxes of $0.7 million, or $0.02 per share, principally for asset retirement obligations related to landfills in the Company's Flat-Rolled Products segment. This charge is reported in the consolidated statement of operations for the year ended December 31, 2003 as a cumulative effect of a change in accounting principle.

    In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Medicare Act") was signed into law. The Medicare Act provides for a Federal subsidy, with tax-free payments commencing in 2006, to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to the benefit established by law. In May 2004, the FASB issued FASB Staff Position 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-2"), which provides guidance on the accounting for the effects of the Medicare Act. Under FSP 106-2, the effect of the Federal subsidy is accounted for as an actuarial experience gain. In addition, the effect of the Medicare Act is taken into consideration, as appropriate, in determining an employer's future per capita claims cost. Based upon estimates from the Company's actuaries, it is expected that the effect of the Medicare Act will result in a reduction in the Accumulated Other Postretirement Benefits obligation of $46 million. The benefit to the Company will be recognized over multiple years as a reduction to postretirement benefits expense. The Company adopted FSP 106-2 in the beginning of the third quarter 2004, resulting in approximately $2 million lower postretirement benefit expense in 2004. For 2005, the reduction in expense as a result of the Medicare Act is estimated to be approximately $3 million.

    In December 2004, the FASB finalized Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"). This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments. Under the revised standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25, as described in the "Stock-based Compensation" section of this Note 1. Instead, companies will be required to account for such transactions using a fair value method and recognize expense in the consolidated statements of income. SFAS 123R is effective for interim or annual periods beginning after June 15, 2005. The Company is required to adopt SFAS 123R no later than the beginning of the 2005 third quarter. ATI will adopt SFAS 123R using the modified prospective method and reflect compensation expense in accordance with the FAS 123R transition provisions. Under the modified prospective method, prior periods are not restated to reflect the impact of adopting the new standard at earlier dates.

    Pro forma disclosures regarding the effect on the Company's net income
(loss), and net income (loss) per common share in 2004 and prior years, had the Company applied the fair value method of accounting for share-based compensation as prescribed by SFAS 123, are contained in the "Stock-based Compensation" section of this Note 1. The Company has not yet determined which fair value model it will use for future grants of share-based compensation. Based on share-based compensation granted through December 31, 2004 and the fair values previously calculated under SFAS 123, the Company projects it would record an immaterial amount of additional compensation expense in 2005 related to stock options and nonvested stock upon the adoption of SFAS 123R compared to the existing accounting method under APB Opinion No. 25. The Company is still evaluating the impact this new standard will have on its Total Shareholder Return share-based compensation plan.

    In October 2004, the American Jobs Creation Act of 2004 ("Jobs Creation Act") was signed into law. The Jobs Creation Act contains a number of provisions that may affect the Company's future effective income tax rate. The most significant provisions would allow the Company to elect to deduct from its taxable income 85% of certain eligible dividends received by the Company from non-U.S. subsidiaries before the end of 2005 if those dividends are reinvested in the U.S. for eligible purposes, and separately, enable the Company to receive a tax deduction of up to 9%, when fully phased in over several years, to "qualified production activities income", as defined. In December 2004, the FASB issued FASB Staff Position No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP 109-1"), which requires the qualified production activities deduction to be treated as a special deduction which would therefore be recognized as earned. FSP 109-1 was effective upon issuance, and required no adjustment to recorded deferred tax balances, which are determined using projected future income tax rates. In December 2004, the FASB also issued FASB Staff Position No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"), which provided additional time beyond the financial statement date of the period in which a new tax law is enacted, or December 31, 2004 for ATI, for a company to evaluate the effect of the Jobs Creation Act. In accordance with the provisions of FSP 109-2, ATI continues to evaluate the repatriation provision, including ongoing clarifications of how the Jobs Creation Act is to be applied. Based on this evaluation, the Company is unable to determine if there will be any material impact to 2005 results from the Foreign Earnings Repatriation Provision of the Jobs Creation Act.

RECLASSIFICATIONS

Certain amounts from prior years have been reclassified to conform with the 2004 presentation.

NOTE 2. ACQUISITION OF J&L SPECIALTY STEEL LLC ASSETS  --

On June 1, 2004, a subsidiary of the Company acquired substantially all of the assets of J&L Specialty Steel LLC, a producer of flat-rolled stainless steel products with operations in Midland, Pennsylvania and Louisville, Ohio. Consideration for the acquisition of $67.0 million consisted of a payment of $7.5 million at closing, the issuance to the seller of a non-interest bearing $7.5 million promissory note that matures on June 1, 2005, the issuance to the seller of a promissory note in the principal amount of $52.0 million, which is secured by the J&L property, plant and equipment acquired, and which is subject to adjustment on the terms set forth in the asset purchase agreement and has a final maturity of July 1, 2011, and the assumption of certain current liabilities. The transaction was accounted for as a purchase business combination. The acquired operations have been integrated into the Allegheny Ludlum operations, which are part of the Company's Flat-Rolled Products business segment.

    The closing of the acquisition followed the ratification, on May 28, 2004, of a new labor agreement with the United Steelworkers of America ("USWA"), which represents employees at the Company's Allegheny Ludlum operations and at the former J&L operations. The new labor agreement expires in June 2007, and provides for a workforce restructuring through the reduction in the number of production and maintenance job grades from 34 to five, and the implementation of flexible work rules. The number of production and maintenance employees at the pre-acquisition Allegheny Ludlum facilities is being reduced by 650 employees through an early retirement program over two and a half years pursuant to which the USWA-represented employees are being offered Transition Assistance Program ("TAP") incentives, to be paid from the Company's defined benefit pension trust. The new labor agreement also includes a cap on the Company's retiree medical costs. In the 2004 second quarter, the Company recorded charges of $25.3 million for the TAP incentives, and also recorded a $5.8 million charge as a result of other costs associated with the new labor agreement and the J&L asset acquisition.

    The following is a summary of the preliminary purchase price allocation of the assets acquired and liabilities assumed or recognized in conjunction with the acquisition based upon their estimated fair market values.


(In millions)                                     Allocated Purchase Price
                                                  ------------------------
Acquired assets:
   Accounts receivable                                   $       30.7
   Inventory                                                     56.4
   Property, plant and equipment                                 30.0
   Other assets                                                   2.1
                                                         ------------
      Total assets                                              119.2
Assumed liabilities:
   Accounts payable                                              15.2
   Accrued current liabilities                                    8.8
   Short-term debt                                                2.3
   Long-term debt                                                 2.9
   Other postretirement benefits                                 18.6
   Other long-term liabilities                                    4.4
                                                         ------------
      Total liabilities                                          52.2
                                                         ============
Purchase price - net assets acquired                     $       67.0
                                                         ============


    Under the terms of the asset purchase agreement, the final purchase price of the J&L assets is subject to adjustment based upon the final value of the net working capital acquired. This adjustment is expected to be finalized in the 2005 first quarter. The purchase price of the J&L assets is based on the net working capital acquired, and the fair value of the net assets acquired, which included substantially all production assets, is in excess of the purchase price. In accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), the excess of fair value over the purchase price represents negative goodwill, which has been allocated as a pro rata reduction to the amounts that would otherwise have been assigned to the acquired noncurrent assets, principally property, plant and equipment.

    The following unaudited pro forma financial information for the Company includes the results of operations of the J&L asset acquisition as if it had been consummated as of the beginning of the periods presented, including the effects of the new labor agreement as it pertains to the former J&L facilities, the effects of the assigned fair value under SFAS 141 of property, plant and equipment acquired, and the effects of the indebtedness incurred to fund the asset acquisition. In addition, the unaudited pro forma financial information is based on historical information and does not purport to represent what the actual consolidated results of operations of the Company would have been had these transactions occurred on the dates assumed, nor is it necessarily indicative of future consolidated results of operations. The unaudited pro forma financial information does not give affect to additional cost savings and synergies that the Company has achieved and anticipates achieving following the acquisition.


(In millions, except per share data)                              PRO FORMA        Pro Forma
(unaudited)                                                          2004             2003
                                                                 ------------     ------------
Sales                                                            $    2,936.1     $    2,369.0
Net income (loss) before cumulative effect of change in
   accounting principle                                                  24.1           (327.3)
Net income (loss)                                                        24.1           (328.6)
                                                                 ------------     ------------
Basic net income (loss) per common share before cumulative
   effect of change in accounting principle                      $       0.28     $      (4.05)
Basic net income (loss) per common share                                 0.28            (4.07)
Diluted net income (loss) per common share before cumulative
   effect of change in accounting principle                              0.27            (4.05)
Diluted net income (loss) per common share                               0.27            (4.07)
                                                                 ------------     ------------

NOTE 3. INVENTORIES  --

Inventory at December 31, 2004 and 2003 was as follows:


(In millions)                                                       2004              2003
                                                                ------------      ------------
Raw materials and supplies                                      $       70.8      $       37.5
Work-in-process                                                        573.6             356.2
Finished goods                                                          99.1              84.9
                                                                ------------      ------------
Total inventories at current cost                                      743.5             478.6
Less allowances to reduce current cost values to LIFO basis           (223.9)           (111.7)
Progress payments                                                       (6.6)             (7.2)
                                                                ------------      ------------
Total inventories                                               $      513.0      $      359.7
                                                                ============      ============


    Inventories, before progress payments, determined on the last-in, first-out ("LIFO") method were $413.8 million at December 31, 2004 and $292.4 million at December 31, 2003. The remainder of the inventory was determined using the first-in, first-out ("FIFO") and average cost methods. These inventory values do not differ materially from current cost. The effect of using the LIFO methodology to value inventory, rather than FIFO, increased (decreased) cost of sales in 2004, 2003 and 2002 by $112.2 million, $37.0 million and ($2.6)
million, respectively.

    In the quarter ended June 30, 2004, the Company changed its method of calculating LIFO inventories at its Allegheny Ludlum subsidiary by reducing the overall number of Company-wide inventory pools from 15 to eight, and by changing its calculation method for LIFO from the double-extension method to the link-chain method. The Company made the change in order to better match costs with revenues, to reflect the business structure of Allegheny Ludlum following the J&L asset acquisition, to provide for a LIFO adjustment more representative of Allegheny Ludlum's actual inflation on its inventories, and to conform LIFO accounting methods with other ATI operations that use the LIFO inventory method. The cumulative effect of the change in methods and the pro forma effects of the change on prior years' results of operations were not determinable. The effect of the change on the results of operations for 2004 was not material.

    During 2004 and 2003, inventory usage resulted in liquidations of LIFO inventory quantities. These inventories were carried at the lower costs prevailing in prior years as compared with the cost of current purchases. The effect of these LIFO liquidations was to decrease cost of sales by $0.6 million in 2004 and by $7.9 million in 2003.

NOTE 4. DEBT  --

Debt at December 31, 2004 and 2003 was as follows:


(In millions)                                                               2004              2003
                                                                       ------------      ------------
Allegheny Technologies $300 million 8.375% Notes due 2011, net (a)     $      308.4      $      309.4
Allegheny Ludlum 6.95% debentures due 2025                                    150.0             150.0
Domestic Bank Group $325 million secured credit agreement                        --                --
Promissory notes for J&L asset acquisition                                     59.5                --
Foreign credit agreements                                                      38.6              35.0
Industrial revenue bonds, due through 2016                                     12.8              20.1
Capitalized leases and other                                                   13.4              17.6
                                                                       ------------      ------------
Total short-term and long-term debt                                           582.7             532.1
Short-term debt and current portion of long-term debt                         (29.4)            (27.8)
                                                                       ------------      ------------
Total long-term debt                                                   $      553.3      $      504.3
                                                                       ============      ============


    (a) Includes fair value adjustments for interest rate swap contracts of $13.7 million for deferred gains on settled interest rate swap contracts at December 31, 2004 and $15.2 million (including $1.4 million for interest rate swap contracts then outstanding and $13.8 million for deferred gains on settled interest rate swap contracts) at December 31, 2003.

    Interest expense was $38.4 million in 2004, $33.9 million in 2003 and $37.3 million in 2002. Interest expense was reduced by $0.9 million in 2004 and $2.1 million in 2003 from interest capitalization on capital projects. Interest and commitment fees paid were $38.0 million in 2004, $39.2 million in 2003, and $37.5 million in 2002. Net interest expense includes interest income of $2.9 million in 2004, $6.2 million in 2003, and $3.0 million in 2002. Interest income in 2003 increased due to $4.0 million related to a Federal income tax refund associated with prior years.

    Scheduled maturities of borrowings during the next five years are $29.4 million in 2005, $4.3 million in 2006, $35.4 million in 2007, $14.7 million in 2008 and $11.4 million in 2009.

    In December 2001, the Company issued $300 million of 8.375% Notes due December 15, 2011 which are registered under the Securities Act of 1933. Interest on the Notes is payable semi-annually, on June 15 and December 15, and is subject to adjustment under certain circumstances. These Notes contain default provisions with respect to default for the following, among other things: nonpayment of interest on the Notes for 30 days, default in payment of principal when due, or failure to cure the breach of a covenant as provided in the Notes. Any violation of the default provision could result in the requirement to immediately repay the borrowings. These Notes are presented on the balance sheet net of issuance costs of $5.3 million, which are being amortized over the term of the Notes.

    In 2002, the Company entered into interest rate swap contracts with respect to a $150 million notional amount related to the Notes, which involved the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the contracts without an exchange of the underlying principal amount. These "receive fixed, pay floating" arrangements were designated as fair value hedges, and effectively converted $150 million of the Notes to variable rate debt. As a result, changes in the fair value of the swap contracts and the notional amount of the underlying fixed rate debt are recognized in the statement of operations. In 2003, the Company terminated the majority of these interest rate swap contracts and received $15.3 million in cash. Subsequent to the interest rate swap terminations, in 2003 the Company entered into new "receive fixed, pay floating" interest rate swap arrangements related to the Notes which re-established, in total, a $150 million notional amount that effectively converted this portion of the Notes to variable rate debt. In the 2004 third quarter, the Company terminated all remaining interest rate swap contracts still outstanding, and realized net cash proceeds of $1.5 million. The gains on settlement realized in 2004 and 2003 remain a component of the reported balance of the Notes, and are ratably recognized as a reduction to interest expense over the remaining life of the Notes, which is approximately seven years. At December 31, 2004, the deferred settlement gain was $13.7 million. The result of the "receive fixed, pay floating" arrangements was a decrease in interest expense of $4.4 million, $6.7 million and $4.9 million for the years ended December 31, 2004, 2003 and 2002, respectively, compared to the fixed interest expense of the ten-year Notes.

    During the 2003 second quarter, the Company entered into a $325 million four-year senior secured domestic revolving credit facility ("the secured credit facility" or "the facility"). The facility, which replaced a $250 million unsecured facility, is secured by all accounts receivable and inventory of the Company's U.S. operations and included capacity for up to $150 million of letters of credit. On April 15, 2004, the lenders under the secured facility consented to amend the facility to allow for the acquisition of the J&L assets by one of the Company's subsidiaries, increase letters of credit capacity by $25 million, to $175 million, allow prepayment of indebtedness in certain circumstances, and revise certain other provisions including the threshold for when the financial covenant is measured, as described below. As of December 31, 2004, there had been no borrowings made under either the secured credit facility or the former unsecured credit facility since the beginning of 2002. The Company's outstanding letters of credit issued under the secured credit facility were approximately $121 million at December 31, 2004.

    The secured credit facility limits capital expenditures, investments and acquisitions of businesses, new indebtedness, asset divestitures, payment of dividends, and common stock repurchases which the Company may incur or undertake during the term of the facility without obtaining permission of the lending group. At December 31, 2004, the amount of dividends the Company could pay without the consent of the lending group was approximately $300 million. In addition, the secured credit facility contains a financial covenant, which is not measured if the Company's undrawn availability under the facility is equal to or more than $150 million. This financial covenant, when measured, requires the Company to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") to fixed charges of at least 1.0 to
1.0. EBITDA is adjusted for non-cash items such as income/loss on investments accounted for under the equity method of accounting, non-cash pension expense/income, and that portion of retiree medical and life insurance expenses paid from the Company's VEBA trust. EBITDA is reduced by capital expenditures, as defined in the facility, and cash taxes paid, and increased for cash tax refunds. Fixed charges include gross interest expense, dividends paid and scheduled debt payments. At December 31, 2004, the Company's undrawn availability under the facility, which is calculated including outstanding letters of credit, other uses of credit and domestic cash on hand, was $325 million, and the amount that the Company could borrow at that date prior to requiring the application of a financial covenant test was $175 million.

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

         The Company's subsidiaries also maintain credit agreements with various foreign banks, which provide for borrowings of up to approximately $63 million. At December 31, 2004, the Company had approximately $24 million of available borrowing capacity under these foreign credit agreements. These agreements provide for annual facility fees of up to 0.20%.

         The Company has no off-balance sheet financing relationships with variable interest entities, structured finance entities, or any other unconsolidated entities. At December 31, 2004, the Company has not guaranteed any third-party indebtedness.

NOTE 5. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION --

Cash and cash equivalents at December 31, 2004 and 2003 were as follows:

(In millions)                                                                        2004          2003
--------------------------------------------------------------                     ------         -----
Cash                                                                               $ 43.8         $36.9
Other short-term investments, at cost which approximates market                     207.0          42.7
                                                                                   ------         -----
Total cash and cash equivalents                                                    $250.8         $79.6
                                                                                   ======         =====

         The estimated fair value of financial instruments at December 31, 2004 and 2003 was as follows:

(In millions)                                                              2004                        2003
---------------------------------------------------                ----------------------      ----------------------
                                                                   CARRYING     ESTIMATED      Carrying     Estimated
                                                                    AMOUNT     FAIR VALUE       Amount     Fair Value
                                                                   --------    ----------      --------    ----------
Cash and cash equivalents                                          $  250.8    $    250.8      $   79.6    $     79.6
Other assets -- Interest rate swap agreements                            --            --           1.4           1.4
Debt:
  Allegheny Technologies $300 million 8.375% Notes
     due 2011, net (a)                                                308.4         346.7         309.4         336.2
  Allegheny Ludlum 6.95% debentures due 2025                          150.0         147.0         150.0         138.0
  Promissory notes for J&L asset acquisition                           59.5          59.5            --            --
  Foreign credit agreements                                            38.6          38.6          35.0          35.0
  Industrial revenue bonds, due through 2016                           12.8          12.8          20.1          20.1
  Capitalized leases and other                                         13.4          13.4          17.6          17.6
                                                                   --------    ----------      --------    ----------


         (a) Includes fair value adjustments for interest rate swap contracts of $13.7 million for deferred gains on settled interest rate swap contracts at December 31, 2004 and $15.2 million (including $1.4 million for interest rate swap contracts then outstanding and $13.8 million for deferred gains on settled interest rate swap contracts) at December 31, 2003.

         The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

         Cash and cash equivalents: The carrying amount on the balance sheet approximates fair value.

         Interest rate swap agreements: The fair values were obtained from the agreement counterparties.

         Short-term and long-term debt: The fair values of the Allegheny Technologies 8.375% Notes and the Allegheny Ludlum 6.95% debentures were based on quoted market prices. The carrying amounts of the other short-term and long-term debt approximate fair value.

         Accounts receivable are presented net of a reserve for doubtful accounts of $8.4 million at December 31, 2004 and $10.2 million at December 31, 2003. During 2004, the Company made no increases for doubtful accounts and wrote off $1.8 million of uncollectible accounts, which reduced the reserve. During 2003, the Company recognized expense of $2.2 million to increase the reserve for doubtful accounts and wrote off $2.1 million of uncollectible accounts, which reduced the reserve. During 2002, the Company recognized expense of $1.8 million to increase the reserve for doubtful accounts and wrote off $4.0 million of uncollectible accounts, which reduced the reserve.

         Accrued liabilities included salaries and wages of $45.2 million and $27.1 million at December 31, 2004 and 2003, respectively.

         Property, plant and equipment at December 31, 2004 and 2003 were as follows:

(In millions)                                                                        2004               2003
-----------------------------------------                                          ---------         ---------
Land                                                                               $    24.1         $    26.3
Buildings                                                                              231.4             228.2
Equipment and leasehold improvements                                                 1,562.4           1,494.0
                                                                                   ---------         ---------
                                                                                     1,817.9           1,748.5
Accumulated depreciation and amortization                                           (1,099.6)         (1,037.4)
                                                                                   ---------         ---------
Total property, plant and equipment                                                $   718.3         $   711.1
                                                                                   =========         =========


         Depreciation and amortization for the years ended December 31, 2004, 2003 and 2002 was as follows:

(In millions)                                                         2004            2003            2002
--------------------------------------------                        --------        --------        --------
Depreciation of property, plant and equipment                       $   70.2        $   69.4        $   85.4
Software and other amortization                                          5.9             5.2             4.6
                                                                    --------        --------        --------
Total depreciation and amortization                                 $   76.1        $   74.6        $   90.0
                                                                    ========        ========        ========

         Other income (expense) for the years ended December 31, 2004, 2003 and 2002 was as follows:


(In millions)                                                         2004            2003            2002
---------------------------------------------                       --------        --------        --------
Net gains (losses) on property and investments                      $    5.6        $   (4.4)       $   (2.6)
Minority interest                                                       (4.8)           (2.7)           (0.8)
Rent, royalty income and other income                                    2.5             2.0             1.7
                                                                    --------        --------        --------
Total other income (expense)                                        $    3.3        $   (5.1)       $   (1.7)
                                                                    ========        ========        ========


NOTE 6. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)  --

The components of accumulated other comprehensive income (loss), net of tax, at December 31, 2004, 2003 and 2002 were as follows:

                                                                                                                         Total
                                         Foreign           Net Unrealized        Minimum                              Accumulated
                                         Currency          Gains (Losses)        Pension          Net Unrealized         Other
                                        Translation         On Derivative        Liability        Gains (Losses)     Comprehensive
(In millions)                           Adjustments          Instruments        Adjustments       On Investments       Income (Loss)
------------------------------          -----------        --------------       -----------       --------------     ---------------
Balance, December 31, 2001                $  (23.2)           $   (2.2)           $     --           $   (0.3)          $  (25.7)
Amounts arising during the year               16.6                 7.4              (406.4)               0.4             (382.0)
                                          --------            --------            --------           --------           --------
Balance, December 31, 2002                    (6.6)                5.2              (406.4)               0.1             (407.7)
Amounts arising during the year               14.4                 4.6                47.0               (0.1)              65.9
                                          --------            --------            --------           --------           --------
Balance, December 31, 2003                     7.8                 9.8              (359.4)                --             (341.8)
Amounts arising during the year               20.8               (12.4)                2.1                 --               10.5
                                          --------            --------            --------           --------           --------
Balance, December 31, 2004                $   28.6            $   (2.6)           $ (357.3)          $     --           $ (331.3)
                                          ========            ========            ========           ========           ========

         Other comprehensive income (loss) amounts are net of income tax expense (benefit) at the effective tax rate for each year, prior to the recognition of the 2003 deferred tax valuation allowance. Amounts arising during 2004 include an income tax valuation allowance equal to the income tax expense (benefit) that would have been recognized.

NOTE 7. STOCKHOLDERS' EQUITY  --

PREFERRED STOCK

Authorized preferred stock may be issued in one or more series, with designations, powers and preferences as shall be designated by the Board of Directors. At December 31, 2004, there were no shares of preferred stock issued.

COMMON STOCK

On July 28, 2004, the Company completed a public offering of 13.8 million shares of common stock at $17.50 per share, and received $229.7 million in net proceeds after underwriting costs and expenses. The 13.8 million shares were re-issued from treasury stock. Per share amounts for 2004 reflect the effect of the public offering on a weighted average basis for the periods presented.

         During 2000, the Company adopted the Allegheny Technologies Incorporated 2000 Incentive Plan (the "Incentive Plan"). Options granted under the Incentive Plan, and predecessor plans, have been granted at not less than market prices on the dates of grant. Options granted under the Incentive Plan have a maximum term of 10 years. Vesting of stock options granted under the Incentive Plan generally occurs in three annual increments, beginning on the first anniversary of the grant date.

         The Company accounts for its stock option plans in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations. Under APB Opinion 25, for awards that vest without a performance-based contingency, no compensation expense for stock option plans is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock at the date of the grant. If compensation cost for these stock option awards had been determined using the fair-value method prescribed by FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") net income would have been reduced by $3.8 million (or $0.04 per diluted share) for the year ended December 31, 2004, and net loss would have increased by $3.3 million (or $0.04 per diluted share), and $3.8 million (or $0.04 per diluted share) for the years ended December 31, 2003, and 2002, respectively. Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                      2004            2003            2002
                                                                    --------        --------        --------
Expected dividend yield                                                  2.3%            7.4%            4.4%
Expected volatility                                                       59%             51%             35%
Risk-free interest rate                                                  4.2%            3.5%            4.0%
Expected lives (in years)                                                8.0             8.0             8.0
Weighted average fair value of options granted during year          $   6.94        $   1.05        $   2.95
                                                                    --------        --------        --------

         Stock option transactions under the Company's plans for the years ended December 31, 2004, 2003, and 2002 are summarized as follows:


(shares in thousands)                              2004                            2003                            2002
------------------------------         ---------------------------     ----------------------------      --------------------------
                                                       WEIGHTED                        Weighted                        Weighted
                                       NUMBER OF       AVERAGE         Number of        Average          Number of      Average
                                        SHARES      EXERCISE PRICE       Shares      Exercise Price        Shares    Exercise Price
                                       ---------    --------------     ---------     --------------      --------    --------------
Outstanding, beginning of year           7,081         $  11.80           7,919         $  20.42           5,077         $  27.88
Granted                                     16            11.24           2,155             4.29           3,141             9.04
Exercised                               (1,001)            7.36             (72)            7.25              --               --
Cancelled                                 (163)           18.99          (2,921)           29.80            (299)           28.07
                                         -----         --------           -----         --------           -----         --------
Outstanding at end of year               5,933         $  12.35           7,081         $  11.80           7,919         $  20.42
                                         -----         --------           -----         --------           -----         --------
Exercisable at end of year               3,625         $  16.23           2,792         $  18.85           4,190         $  29.38
                                         -----         --------           -----         --------           -----         --------

         Options outstanding at December 31, 2004 were as follows:

(shares in thousands)                OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
---------------------- ---------------------------------------------          --------------------------
                                        Weighted            Weighted                            Weighted
                                         Average            Average                             Average
        Range of       Number of        Remaining           Exercise          Number of         Exercise
    Exercise Prices      Shares     Contractual Life         Price              Shares           Price
  -----------------    ----------   ----------------       ---------          ---------        ---------
    $  3.63-$7.00       1,750              8.1               $  4.33               452           $  4.87
       7.01-10.00       1,702              7.8                  7.25               951              7.25
      10.01-15.00         467              7.0                 12.90               375             13.46
      15.01-20.00       1,217              6.5                 17.43             1,050             17.66
      20.01-30.00         352              4.7                 21.96               352             21.96
      30.01-40.00         147              3.4                 35.96               147             35.96
      40.01-50.00         298              2.3                 44.01               298             44.01
                        -----            -----               -------            ------           -------
                        5,933              7.0               $ 12.35             3,625           $ 16.23
                        =====            =====               =======            ======           =======

         The Company sponsors other share-based compensation programs, which resulted in compensation expense of $20.6 million in 2004, $12.6 million in 2003, and $0.8 million in 2002. These recognized amounts included reversals of $1.9 million in 2002 for adjustments to prior years' incentive compensation expenses based on changes to estimates of compensation made at interim measurement dates.

         In 2004, the Company granted 289,560 shares of nonvested stock under a new stock incentive plan, with an aggregate grant date fair value of $3.3 million. Under the terms of this grant, one-half of the nonvested stock ("performance shares") vests only on the attainment of an income statement metric, measured over a cumulative three-year period comprising fiscal years 2004, 2005 and 2006. The remaining nonvested stock vests over a service period of five years, with accelerated vesting to three years if the performance shares' vesting criterion is attained. Under the requirements of APB Opinion
No. 25, the performance shares are marked-to-market, with ratable expense recognition based on estimates of whether the performance criterion will be attained, and the measurement date stock price equal to the current market price of the Company's stock. As of December 31, 2004, the income statement metric was presently being attained, and one-third of the expense was recognized based on the December 31, 2004 stock price.

         In 2003, the Company granted 547,290 shares of nonvested stock with an aggregate grant date fair value of $2.3 million. The shares vest over service periods ranging from three to five years. For the year ended December 31, 2004, 175,505 shares of nonvested stock relating to the 2003 grants had vesting accelerated due to the achievement of the performance target in accordance with the provisions of the Incentive Plan. Compensation expense recognized for this vesting acceleration was $0.3 million. For the year ended December 31, 2003, 176,399 shares of nonvested stock relating to the 2003 grants and other prior grants had vesting accelerate due to participant retirements, in accordance with retirement provisions in the Incentive Plan. Compensation expense recognized for this vesting acceleration was $0.5 million. There were 532,369 and 422,800 shares of nonvested stock outstanding under all stock plans at December 31, 2004 and 2003, respectively.

         In prior years, the Company maintained a Stock Acquisition and Retention Program ("SARP"). Under the SARP, certain executives could purchase shares of the Company's common stock in exchange for a promissory note payable to the Company, and the Company would match the purchase with a grant of a certain number of shares of non-vested common stock. After the enactment of the Sarbanes-Oxley Act of 2002, the Board of Directors effectively terminated the SARP and no further loans or purchases were permitted. As a net result of the termination of the SARP in September 2003, the Company received approximately $0.5 million in cash and recorded $5.6 million of expenses, which is included in selling and administrative expenses in the statement of operations.

         In the 2003 third quarter, the Company initiated a stock option repurchase program whereby stock option plan participants, not including statutory insiders and certain other executives, could elect to sell to the Company, for $0.10 per option share, certain vested stock options. Approximately
1.8 million stock option shares were repurchased by the Company under this program, which expired in October 2003.

         The Company sponsors a Total Shareholder Return Plan ("TSRP"), which measures the Company's stock price performance over cumulative three-year periods compared to a peer group. Compensation to participants is payable in the form of stock. Interim measures of stock price performance are recorded quarterly. Based on the Company's 2004 stock price performance, $18.1 million of compensation expense for the TSRP was recognized for the year ended December 31, 2004. An award was earned for the 2002 - 2004 TSRP performance period based on the Company's stock price performance for the three-year period ending
December 31, 2004, which resulted in the issuance of 100,792 shares of stock to participants in the 2005 first quarter.

         At December 31, 2004, approximately 3.5 million shares of common stock were available for future awards under the Incentive Plan.

UNDISTRIBUTED EARNINGS OF INVESTEES

Stockholders' equity includes undistributed earnings of investees accounted for under the equity method of accounting of approximately $2.1 million at December 31, 2004.

STOCKHOLDERS' RIGHTS PLAN

Under the Company's stockholder rights plan, each share of Allegheny Technologies common stock is accompanied by one right to purchase two one-hundredths of a share of preferred stock for $100. Each two hundredths of a share of preferred stock would be entitled to dividends and to vote on an equivalent basis with one share of common stock. The rights are neither exercisable nor separately transferable from shares of common stock unless a party acquires or effects a tender offer for more than 15% of Allegheny Technologies common stock. If a party acquired more than 15% of the Allegheny Technologies common stock or acquired the Company in a business combination, each right (other than those held by the acquiring party) would entitle the holder to purchase common stock or preferred stock at a substantial discount. The rights expire on March 12, 2008, and the Company's Board of Directors can amend certain provisions of the plan or redeem the rights at any time prior to their becoming exercisable.

NOTE 8. INCOME TAXES  --

In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), in the 2003 fourth quarter, the Company recorded a $138.5 million charge as part of its income tax provision to establish a valuation allowance for the majority of its Federal net deferred tax assets in recognition of uncertainty regarding full realization. In 2004, the Company provided an additional $10.1 million valuation allowance to reflect the continued uncertainty regarding full realization of these tax attributes, which was included in determining the 2004 effective tax rate. No valuation allowance was required on $53.0 million of net deferred tax assets based upon the Company's ability to utilize these assets within the carryback, carryforward period, including consideration of tax planning strategies that the Company would undertake to prevent an operating loss or tax credit carryforward from expiring unutilized. The Company intends to maintain a valuation allowance on the net deferred tax assets until a realization event occurs to support reversal of all or a portion of the reserve.

         Income tax provision (benefit) was as follows:



(In millions)                                                         2004            2003            2002
------------------------------                                      --------        --------        --------
Current:
   Federal                                                          $   (0.9)       $  (36.6)       $  (64.1)
   State                                                                (4.2)            2.8             0.1
   Foreign                                                               5.5             2.6             0.4
                                                                    --------        --------        --------
      Total                                                              0.4           (31.2)          (63.6)
                                                                    --------        --------        --------
Deferred:
   Federal                                                                --            67.5            21.0
   State                                                                  --            (2.6)            4.6
   Foreign                                                              (0.4)           (0.6)             --
                                                                    --------        --------        --------
      Total                                                             (0.4)           64.3            25.6
                                                                    --------        --------        --------
Income tax provision (benefit)                                      $     --        $  (33.1)       $  (38.0)
                                                                    ========        ========        ========


         In general, the Company is responsible for filing consolidated U.S., foreign and combined, unitary or separate state income tax returns. The Company is responsible for paying the taxes relating to such returns, including any subsequent adjustments resulting from the redetermination of such tax liability by the applicable taxing authorities. Income taxes paid were $11.2 million in 2004, substantially all relating to foreign operations. Income taxes paid in prior years were $3.9 million in 2003, and $2.0 million in 2002. The Company received $7.2 million in federal income tax refunds and $0.2 million in state income tax refunds in 2004. No provision has been made for U.S., state or additional foreign taxes related to undistributed earnings of foreign subsidiaries which have been or are intended to be permanently re-invested.

         Income (loss) before income taxes included income (loss) from domestic operations of $1.8 million in 2004, $(279.1) million in 2003, and $(99.8) million in 2002.

      The following is a reconciliation of income taxes computed at the statutory federal income tax rate to the actual effective income tax provision (benefit):




                                                                          Income Tax Provision (Benefit)
(In millions)                                                         2004            2003            2002
--------------------------------------------------------            --------        --------        --------

Taxes computed at federal tax rate                                  $    6.9        $  (98.1)       $  (36.3)
State and local income taxes, net of federal tax benefit                 0.7            (3.4)           (0.8)
Net operating loss tax credit carryforward                             (11.6)             --              --
Valuation allowance                                                     10.1           138.5              --
Adjustment to prior years' taxes                                        (4.3)             --              --
Other                                                                   (1.8)           (3.9)           (0.9)
                                                                    --------        --------        --------
Income tax provision (benefit)                                      $     --        $   33.1        $  (38.0)
                                                                    ========        ========        ========

      For 2004, the Company recorded a tax loss, which was available to offset taxes computed at statutory rates. The 2003 effective tax rate includes the effect of establishing a valuation allowance for a majority of the Company's net deferred tax assets. The effective tax rate for 2003, absent the deferred tax valuation allowance, would have been 37.6%. The effective tax rate for 2002 was 36.6%.

      Deferred income taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes, and differences between the fair value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income taxes represent future tax benefits or costs to be recognized when those temporary differences reverse. The categories of assets and liabilities that have resulted in differences in the timing of the recognition of income and expense at December 31, 2004 and 2003 were as follows:

(In millions)                                                                        2004               2003
-----------------------------------------------                                    ---------         ---------
Deferred income tax assets:
   Postretirement benefits other than pensions                                     $   179.0         $   197.5
   Federal net operating loss tax carryforwards                                         47.2              29.4
   State operating loss tax carryforwards                                               40.0              40.3
   Pension                                                                              34.3              15.2
   Deferred compensation and other benefit plans                                        26.4              18.5
   Environmental reserves                                                               13.3              16.4
   Self-insurance reserves                                                              10.9              11.8
   Vacation accruals                                                                     9.7               9.3
   Other items                                                                          55.1              45.4
                                                                                   ---------         ---------
Gross deferred income tax assets                                                       415.9             383.8
Valuation allowance for deferred tax assets                                           (188.9)           (178.8)
                                                                                   ---------         ---------
Total deferred income tax assets                                                       227.0             205.0
                                                                                   =========         =========
Deferred income tax liabilities:
   Bases of property, plant and equipment                                              136.6             120.9
   Inventory valuation                                                                  23.3              19.0
   Other items                                                                          14.1              12.5
                                                                                   ---------         ---------
Total deferred income tax liabilities                                                  174.0             152.4
                                                                                   =========         =========
Net deferred income tax asset                                                      $    53.0         $    52.6
                                                                                   =========         =========

      The Company has $188.9 million and $178.8 million in deferred tax asset valuation allowances at December 31, 2004 and 2003, respectively. Based on current tax law, the Company has federal net operating loss tax carryforwards which will expire as follows: $42.5 million will expire in 2023 and $4.7 million will expire in 2024. The Company also had state net operating loss tax carryforwards of approximately $40 million at both December 31, 2004 and 2003. For most of these state net operating loss tax carryforwards, expiration will occur in 20 years and utilization of the tax benefit is limited to $2 million per year. A valuation allowance has been established for the full value of these state net operating loss carryforwards since the Company has concluded that it is more likely than not that these tax benefits would not be realized prior to expiration.

NOTE 9. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS --

The Company has defined benefit pension plans and defined contribution plans covering substantially all employees. Benefits under the defined benefit pension plans are generally based on years of service and/or final average pay. The Company funds the U.S. pension plans in accordance with the requirements of the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code.

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

         Components of pension expense (income) for the Company's defined benefit plans and components of other postretirement benefit expense included the following:

                                                                                     EXPENSE (INCOME)
                                                       ------------------------------------------------------------------------
                                                               PENSION BENEFITS                  OTHER POSTRETIREMENT BENEFITS
                                                       ---------------------------------      ---------------------------------
(In millions)                                            2004         2003         2002        2004         2003         2002
------------------------------------------------       -------      -------      -------      -------      -------      -------
Service cost -- benefits earned during the year        $  27.1      $  28.6      $  26.6      $   5.1      $   6.3      $   7.4
Interest cost on benefits earned in prior years          126.6        126.4        123.7         45.5         44.9         42.7
Expected return on plan assets                          (147.5)      (140.1)      (174.7)        (8.8)        (9.4)       (19.3)
Amortization of unrecognized transition asset               --           --        (10.8)          --           --           --
Amortization of prior service cost                        25.2         26.8         26.1        (17.5)        (4.9)        (4.3)
Amortization of net actuarial (gain) loss                 42.4         50.9          5.1         21.7          4.9         (1.5)
                                                       -------      -------      -------      -------      -------      -------
Retirement benefit (income) expense                       73.8         92.6         (4.0)        46.0         41.8         25.0
Curtailment and termination benefits (gain) loss          25.3          7.4           --        (72.0)          --         (1.7)
Salary plan design change                                  0.5           --           --           --           --           --
                                                       -------      -------      -------      -------      -------      -------
Total retirement benefit (income) expense              $  99.6      $ 100.0      $  (4.0)     $ (26.0)     $  41.8      $  23.3
                                                       =======      =======      =======      =======      =======      =======

         In 2004, in conjunction with the new labor agreement at the Company's Allegheny Ludlum operations, a $25.3 million charge for pension termination benefits was recognized for a Transition Assistance Program ("TAP"). The TAP incentive is being paid from the Company's U.S. defined benefit pension fund through 2006 to a total of 650 employees. The new labor contract, described in
Note 2. Acquisitions, also includes caps on the Company's retiree medical benefit costs. Also in 2004, the Company modified retiree medical benefits for certain non-collectively bargained current and former employees to cap the Company's cost of benefits, beginning in 2005, and then eliminate the benefits in 2010. As a result of these actions, a $71.5 million curtailment and settlement gain was recognized in the 2004 second quarter, comprised of a one-time reduction of postretirement benefit expense, net of a $0.5 million charge to pension expense.

         In 2003, the Company recorded termination benefits expense of $7.4 million related to workforce reductions which is included in restructuring costs in the statement of operations.

         In 2002, the Company recorded $1.7 million of non-cash income on the curtailment of postretirement benefits for terminated employees related to work force reductions in the Flat-Rolled Products segment. This amount is included in restructuring costs in the statement of operations.

         Actuarial assumptions used to develop the components of pension expense (income) and other postretirement benefit expense were as follows:

                                                                PENSION BENEFITS                   OTHER POSTRETIREMENT BENEFITS
                                                       ----------------------------------         --------------------------------
(In millions)                                           2004          2003          2002           2004          2003        2002
----------------------------------------------         ------        ------        ------         ------        ------      ------
Discount rate                                             6.5%         6.75%          7.0%          6.5%         6.75%        7.0%
Rate of increase in future compensation levels         3%-4.5%       3%-4.5%       3%-4.5%           --            --          --
Expected long-term rate of return on assets              8.75%         8.75%          9.0%          9.0%          9.0%      9%-15%
                                                       ======        ======        ======         ======        ======      ======


         Actuarial assumptions used for the valuation of pension and postretirement obligations at the end of the respective periods were as follows:

                                                                                                     OTHER POSTRETIREMENT
                                                                         PENSION BENEFITS                 BENEFITS
                                                                     ----------------------          --------------------
(in millions)                                                         2004            2003             2004         2003
----------------------------------------------                       ------          ------           ------       ------
Discount rate                                                           6.1%            6.5%            6.1%         6.5%
Rate of increase in future compensation levels                       3%-4.5%         3%-4.5%             --           --
                                                                     ======          ======           ======       ======

         For 2005, the expected long-term rate of returns on pension and other postretirement benefits assets will be 8.75% and 9.0%, respectively, and the discount rate used to develop pension and postretirement benefit expense will be 6.1%. In developing the expected long-term rate of return assumptions, the Company evaluated input from its third party pension plan asset managers and actuaries, including reviews of their asset class return expectations and long-term inflation assumptions.

         A reconciliation of funded status for the Company's pension and postretirement benefit plans at December 31, 2004 and 2003 was as follows:

                                                                        PENSION  BENEFITS           OTHER POSTRETIREMENT BENEFITS
                                                                    -------------------------       -----------------------------
(In millions)                                                         2004             2003             2004             2003
------------------------------------------------------              --------         --------       ----------         ----------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year                             $2,018.6         $1,945.5         $  881.6         $  711.3
Service cost                                                            27.1             28.6              5.1              6.3
Interest cost                                                          126.6            126.4             45.5             44.9
Benefits paid                                                         (166.4)          (143.2)           (46.0)           (45.2)
Participant contributions                                                0.8              0.8               --               --
Acquisition                                                               --               --             18.6               --
Effect of currency rates                                                 4.6              3.2               --               --
Plan amendments                                                          4.2              4.0           (264.0)              --
Net actuarial (gains) losses -- discount rate change                    81.4             62.0             19.5             21.8
                             -- other                                   23.9            (16.1)           (32.2)           142.5
Effect of curtailment and special termination benefits                    --              7.4            (33.2)              --
                                                                    --------         --------         --------         --------
Benefit obligation at end of year                                   $2,120.8         $2,018.6         $  594.9         $  881.6(A)
                                                                    --------         --------         --------         --------
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year                      $1,762.1         $1,678.7         $  107.0         $  111.5
Actual returns on plan assets and plan expenses                        193.9            219.6             11.4              9.7
Employer contributions                                                  51.4               --               --               --
Participant contributions                                                0.8              0.8               --               --
Effect of currency rates                                                 3.9              2.8               --               --
Benefits paid                                                         (163.0)          (139.8)           (18.2)           (14.2)
                                                                    --------         --------         --------         --------
Fair value of plan assets at end of year                            $1,849.1         $1,762.1         $  100.2         $  107.0
                                                                    --------         --------         --------         --------

Underfunded status of the plan                                      $ (271.7)        $ (256.5)        $ (494.7)        $ (774.6)
Unrecognized net actuarial loss                                        614.4            624.1            247.1            292.0
Net minimum pension liability                                         (587.3)          (588.2)              --               --
Unrecognized prior service cost                                        122.3            144.0           (225.1)           (24.6)
                                                                    --------         --------         --------         --------
ACCRUED BENEFIT COST                                                $ (122.3)        $  (76.6)        $ (472.7)        $ (507.2)
                                                                    ========         ========         ========         ========


         Amounts recognized in the balance sheet consist of:

                                                                        PENSION  BENEFITS           OTHER POSTRETIREMENT BENEFITS
                                                                    -------------------------       -----------------------------
(In millions)                                                         2004             2003           2004                 2003
-------------------------------                                     --------         --------       --------             --------
Deferred pension asset                                              $  122.3         $  144.0       $     --             $     --
Pension liabilities                                                   (244.6)          (220.6)            --                   --
Accrued postretirement benefits                                           --               --         (472.7)              (507.2)
                                                                    --------         --------       --------             --------
Net amount recognized                                               $ (122.3)        $  (76.6)      $ (472.7)            $ (507.2)
                                                                    ========         ========       ========             ========



         (A) The other postretirement benefits obligation at end of 2003 did not include the expected favorable impact of the Medicare Act, which was signed into law on December 8, 2003. The Medicare Act provides for a federal subsidy, with tax-free payments commencing in 2006, to sponsors of retiree health care benefits plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law. Based upon estimates from the Company's actuaries, the federal subsidy included in the law reduced the other postretirement benefits obligation in 2004 by $46 million. This reduction is recognized in the financial statements over a number of years as an actuarial experience gain, which is expected to reduce other postretirement benefit expense by approximately $3 million in 2005.

         The accumulated benefit obligation for all defined benefit pension plans was $2,093.6 million and $1,972.3 million at December 31, 2004 and 2003, respectively.

         The pension plan asset allocations for the years ended 2004 and 2003, and the target allocation for 2005 are:

Asset Category                                              2004          2003     TARGET ALLOCATION 2005
-----------------                                           ----          ----     ----------------------
Equity securities                                            76%           75%           65% -- 75%
Fixed Income                                                 24%           25%           25% -- 35%
                                                            ---           ---            ---------
Total                                                       100%          100%
                                                            ===           ===

         The postretirement plan obligation asset allocations for the years ended 2004 and 2003, and the target allocation for 2005 are:

Asset Category                                              2004          2003     TARGET ALLOCATION 2005
-----------------                                           ----          ----     ----------------------
Equity securities                                            75%           68%           65% -- 75%
Fixed Income                                                 25%           32%           25% -- 35%
                                                            ---           ---            ---------
Total                                                       100%          100%
                                                            ===           ===

         The plan invests in a diversified portfolio consisting of an array of asset classes that attempts to maximize returns while minimizing volatility. These asset classes include U.S. domestic equities, developed market equities, emerging market equities, private equity, global high quality and high yield fixed income. The Company continually monitors the investment results of these asset classes and its fund managers, and explores other potential asset classes for possible future investment. During 2003, the Company entered into a risk reduction program with respect to the pension fund investments in U.S. domestic equities. The goal of the program was to reduce the potential impact to the plan's funded status of a further decline in the U.S. equity markets.

         The plan assets for the defined benefit pension plan at December 31, 2004 and 2003 include 1.3 million shares of Allegheny Technologies common stock with a fair value of $28.2 million and $17.2 million, respectively. Dividends of $0.3 million were received by the plan in both 2004 and 2003 on the Allegheny Technologies common stock held by the plan.

         The Company is not required to make cash contributions to its U.S. defined benefit pension plan for 2005 and, based upon current actuarial studies, does not expect to be required to make cash contributions to its U.S. defined benefit pension plan for at least the next several years. However, ATI may elect, depending upon the investment performance of the pension plan assets and other factors, to make voluntary cash contributions to this pension plan in the future. The Company expects to contribute approximately $5 million to its nonqualified benefit pension plans in 2005, equal to the amount of expected benefit payments for these plans. The Company contributes on behalf of its union employees at its Oremet facility to a pension plan, which is administered by the USWA and funded pursuant to a collective bargaining agreement. Pension expense and contributions to this plan were $0.7 million in 2004, and $0.6 million in 2003 and in 2002.

         In accordance with labor contracts, the Company funds certain retiree health care benefits for Allegheny Ludlum using plan assets held in a Voluntary Employee Benefit Association (VEBA) trust. During 2004, 2003 and 2002, the Company was able to fund $18.2 million, $14.2 million, and $12.7 million, respectively, of retiree medical costs using the assets of the VEBA trust. The Company may continue to fund certain retiree medical benefits utilizing the plan assets held in the VEBA if the value of these plan assets exceed $25 million. The value of the assets held in the VEBA was approximately $100 million as of December 31, 2004. The Company expects to contribute between $30 and $35 million to its other postretirement benefit plans in 2005, representing the non-VEBA funded portion of expected benefit payments.

         Pension costs for defined contribution plans were $13.2 million in 2004, $10.5 million in 2003, and $12.1 million in 2002. Company contributions to the defined contribution plans are funded with cash.

         The following table summarizes expected benefit payments from the Company's various pension and other postretirement benefit plans through 2014, and also includes estimated Medicare Part D subsidies projected to be received during this period based on currently available information.

                                                    PENSION     OTHER POSTRETIREMENT        MEDICARE
(In millions)                                       BENEFITS         BENEFITS           PART D SUBSIDY
-------------                                       --------    --------------------    --------------
2005                                                $  147.0        $   54.4                $   --
2006                                                   148.2            56.2                  (6.4)
2007                                                   150.1            58.6                  (6.9)
2008                                                   151.6            58.2                  (2.6)
2009                                                   152.7            58.8                  (2.7)
2010-2014                                              773.4           259.3                 (12.0)
                                                       -----           -----                 -----

         The annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) for health care plans was 10.0% in 2005 and is assumed to gradually decrease to 5.0% in the year 2014 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

                                                                            One Percentage     One Percentage
(In millions)                                                               Point Increase     Point Decrease
--------------------------------------------------------------------        --------------     --------------
Effect on total of service and interest cost components for the year
      ended December 31, 2004                                                 $ 4.6                $ (3.8)
Effect on other postretirement benefit obligation
      at December 31, 2004                                                    $28.9                $(26.2)
                                                                              -----                ------

         The annual measurement date for the Company's retirement benefits is November 30. At November 30, 2004, the value of the accumulated pension benefit obligation (ABO) exceeded the value of pension assets by approximately $245 million. A minimum pension liability was recognized in 2002 as a result of a severe decline in the equity markets from 2000 through 2002, higher benefit liabilities from long-term labor contracts negotiated in 2001, and a lower assumed discount rate for valuing liabilities. Accounting standards require a minimum pension liability to be recorded and the pension asset recorded on the balance sheet to be written off if the value of pension assets is less than the ABO at the annual measurement date. Accordingly, in the 2002 fourth quarter, the Company recorded a charge against stockholders' equity of $406 million, net of deferred taxes, to write off the prepaid pension cost representing the overfunded position of the pension plan, and to record a deferred pension asset, $122 million at December 31, 2004, for unamortized prior service cost relating to prior benefit enhancements. In the fourth quarter of 2004 and 2003, the Company's adjustment of the minimum pension liability resulted in an increase to stockholders' equity of $2 million for 2004 and $47 million for 2003, presented as other comprehensive income (loss). These charges and adjustments did not affect the Company's results of operations and do not have a cash impact. In addition, they do not affect compliance with debt covenants in the Company's bank credit agreement. In accordance with accounting standards, the full charge against stockholders' equity would be reversed in subsequent years if the value of pension plan investments returns to a level that exceeds the ABO as of a future annual measurement date.

NOTE 10. BUSINESS SEGMENTS  --

The Company operates in three business segments: Flat-Rolled Products, High Performance Metals and Engineered Products. The Flat-Rolled Products segment produces, converts and distributes stainless steel, nickel-based alloys, and titanium and titanium-based alloys in sheet, strip, plate and Precision Rolled Strip(R) products as well as silicon electrical steels and tool steels. The companies in this segment include Allegheny Ludlum, the Company's 60% interest in STAL, and the Company's industrial titanium joint venture known as Uniti LLC ("Uniti"). The investment in Uniti is accounted for under the equity method. Sales to Uniti, which are included in ATI's Consolidated Statements of Operations, were $32.1 million in 2004, and income recognized under the equity method of accounting was $2.2 million, which is included in Flat-Rolled Products segment operating profit. Operating results involving Uniti for 2003 were not material.

         The High Performance Metals segment produces, converts and distributes nickel- and cobalt-based alloys and superalloys, titanium and titanium-based alloys, zirconium, hafnium, niobium, nickel-titanium, tantalum, and their related alloys, and other specialty alloys and metals, primarily in slab and long products such as ingot, billet, bar, rod, wire, and seamless tube. The companies in this segment include Allvac, Allvac Ltd (U.K.) and Wah Chang.

         The Engineered Products segment's principal business produces tungsten powder, tungsten carbide materials and carbide cutting tools. This segment also produces carbon alloy steel impression die forgings and large grey and ductile iron castings, and performs precision metals processing services. The companies in this segment are Metalworking Products, Portland Forge, Casting Service and Rome Metals.

         Intersegment sales are generally recorded at full cost or market. Common services are allocated on the basis of estimated utilization.

         Information on the Company's business segments was as follows:


(In millions)                                                         2004            2003            2002
------------------------------------                                --------        --------        --------
Total sales:
   Flat-Rolled Products                                             $1,660.4        $1,060.4        $1,050.9
   High Performance Metals                                             853.0           685.5           660.1
   Engineered Products                                                 314.1           259.9           243.8
                                                                    --------        --------        --------
Total sales                                                          2,827.5         2,005.8         1,954.8
                                                                    ========        ========        ========

Intersegment sales:
   Flat-Rolled Products                                                 16.5            16.9            10.6
   High Performance Metals                                              58.9            43.8            30.1
   Engineered Products                                                  19.1             7.7             6.3
                                                                    --------        --------        --------
   Total intersegment sales                                             94.5            68.4            47.0
                                                                    ========        ========        ========

Sales to external customers:
   Flat-Rolled Products                                              1,643.9         1,043.5         1,040.3
   High Performance Metals                                             794.1           641.7           630.0
   Engineered Products                                                 295.0           252.2           237.5
                                                                    --------        --------        --------
   Total sales to external customers                                $2,733.0        $1,937.4        $1,907.8
                                                                    ========        ========        ========

         Total international sales were $556.2 million in 2004, $441.9 million in 2003, and $440.0 million in 2002. Of these amounts, sales by operations in the United States to customers in other countries were $336.8 million in 2004, $270.0 million in 2003, and $276.9 million in 2002.



(In millions)                                                         2004            2003            2002
----------------------------------------------------                --------        --------        --------
Operating profit (loss):
   Flat-Rolled Products                                             $   61.5        $  (14.1)       $   (8.6)
   High Performance Metals                                              84.8            26.2            31.2
   Engineered Products                                                  20.8             7.8             4.7
                                                                    --------        --------        --------

Total operating profit                                                 167.1            19.9            27.3
Corporate expenses                                                     (34.9)          (20.5)          (20.6)
Interest expense, net                                                  (35.5)          (27.7)          (34.3)
Curtailment gain, net of restructuring costs                            40.4              --              --
Management transition and restructuring costs                             --           (69.8)          (42.8)
Other income (expenses), net of gains on asset sales                     2.5           (47.7)          (11.6)
Retirement benefit expense                                            (119.8)         (134.4)          (21.8)
                                                                    --------        --------        --------

Income (loss) before income taxes                                   $   19.8        $ (280.2)       $ (103.8)
                                                                    ========        ========        ========

         Management transition costs, which are classified as selling and administrative expenses on the statement of operations, and curtailment gains and restructuring costs, which are classified as restructuring costs in the statement of operations, include gains realized from amendments to benefit plans, impairments for long-lived assets, charges related to severance and other facility closure charges. For the years ended December 31, 2004, 2003, and 2002, restructuring charges excluded from segment operations were $5.0 million, $62.4 million, and $42.8 million, respectively. For the year ended December 31, 2004, net gains from the curtailment of benefit programs excluded from segment operations were $46.2 million. For 2003, costs associated with the termination of a stock-based management incentive program and contractual obligations related to CEO transition of $7.4 million were classified as selling and administrative expenses in the statement of operations.

    Other income (expenses), net of gains on asset sales, includes charges incurred in connection with closed operations, pretax gains and losses on the sale of surplus real estate, non-strategic investments, and other assets, and other non-operating income or expense, which are primarily included in selling and administrative expenses, and in other income (expense) in the statement of operations. These items resulted in net income of $2.5 million in 2004 and net charges of $47.7 million and $11.6 million in 2003 and 2002, respectively. For 2003, net charges include litigation expense of $22.5 million relating to an unfavorable jury verdict in the first quarter of 2004 concerning a lease of property in San Diego, CA.

    Retirement benefit expense includes both pension expense and other postretirement benefit expenses. Operating profit with respect to the Company's business segments excludes any retirement benefit expense.


(In millions)                                                         2004            2003            2002
-----------------------------------                                 --------        --------        --------
Depreciation and amortization:
  Flat-Rolled Products                                              $   40.2        $   39.0        $   55.3
  High Performance Metals                                               25.6            22.8            20.9
  Engineered Products                                                   10.1            11.7            13.0
  Corporate                                                              0.2             1.1             0.8
                                                                    --------        --------        --------
Total depreciation and amortization                                 $   76.1        $   74.6        $   90.0
                                                                    ========        ========        ========

Capital expenditures:
  Flat-Rolled Products                                              $   19.5        $   28.2        $   15.4
  High Performance Metals                                               26.5            44.4            30.8
  Engineered Products                                                    3.8             1.1             2.5
  Corporate                                                              0.1             0.7              --
                                                                    --------        --------        --------
Total capital expenditures                                          $   49.9        $   74.4        $   48.7
                                                                    ========        ========        ========

Identifiable assets:
  Flat-Rolled Products                                              $  995.8        $  787.9        $  850.0
  High Performance Metals                                              676.0           602.0           594.7
  Engineered Products                                                  174.6           178.1           186.5
  Corporate:
    Pension Asset                                                      122.3           144.0           165.1
    Income Taxes                                                        53.0            52.6           171.0
    Other                                                              294.0           138.6           138.8
                                                                    --------        --------        --------
Total assets                                                        $2,315.7        $1,903.2        $2,106.1
                                                                    ========        ========        ========

         Geographic information for external sales, based on country of origin and assets are as follows:

                                                         PERCENT                   Percent                    Percent
(In millions)                                 2004       OF TOTAL      2003       Of Total       2002        Of Total
--------------------                        --------     --------   ---------     --------     --------      --------
External Sales:
United States                               $2,176.9       80%       $1,495.5         77%      $1,468.0          77%
United Kingdom                                 108.2        4%           97.2          5%          93.2           5%
Germany                                         96.5        4%           82.6          4%          86.9           5%
France                                          88.1        3%           54.3          3%          61.8           3%
Canada                                          53.1        2%           42.4          2%          40.2           2%
China                                           64.1        2%           37.1          2%          21.3           1%
Japan                                           26.2        1%           25.0          1%          28.7           2%
Other                                          119.9        4%          103.3          6%         107.7           5%
                                            --------      ---        --------        ---       --------         ---
Total External Sales                        $2,733.0      100%       $1,937.4        100%      $1,907.8         100%
                                            ========      ===        ========        ===       ========         ===

                                                         PERCENT                   Percent                    Percent
(In millions)                                 2004       OF TOTAL      2003       Of Total       2002        Of Total
-------------                               --------     --------    --------     --------     --------      --------
Total Assets:
United States                               $1,966.4        85%      $1,598.4       84%        $1,813.6          86%
United Kingdom                                 187.3         8%         169.1        9%           170.8           8%
China                                           64.1         3%          50.7        3%            49.2           2%
Germany                                         30.8         1%          24.5        1%            18.7           1%
Switzerland                                     23.7         1%          23.3        1%            22.5           1%
Japan                                           12.7        --%          10.3        1%             7.3          --%
France                                          12.6        --%           9.9       --%             8.2          --%
Canada                                           3.3        --%           3.7       --%             4.9          --%
Other                                           14.8         2%          13.3        1%            10.9           2%
                                            --------       ---       --------      ---         --------         ---
Total Assets                                $2,315.7       100%      $1,903.2      100%        $2,106.1         100%
                                            ========       ===       ========      ===         ========         ===

NOTE 11. CURTAILMENT (GAIN), RESTRUCTURING AND OTHER CHARGES  --

CURTAILMENT (GAIN) AND RESTRUCTURING CHARGES

For the year ended December 31, 2004, the Company recorded a $40.4 million curtailment gain, net of restructuring costs, which includes the $71.5 million curtailment and settlement gain and the $25.3 million pension termination benefit charge discussed in Note 9. Pension Plans and Other Postretirement Benefits, and $5.8 million in restructuring charges in the Flat-Rolled Products segment related to the new labor agreement and the J&L asset acquisition. Charges included labor agreement costs of $4.6 million, severance costs of $0.7 million related to approximately 30 salaried employees, and $0.5 million for asset impairment charges for redundant equipment following the J&L asset acquisition. At December 31, 2004, approximately $0.6 million of the restructuring charges represent future cash payments that are expected to be paid within one year.

         In 2003, the Company recorded charges of $62.4 million, including
$47.5 million for impairment of long-lived assets in the Company's Flat-Rolled Products segment, $11.1 million for workforce reductions across all business segments and the corporate office, and $3.8 million for facility closure charges including present-valued lease termination costs, net of forecasted sublease rental income, at the corporate office. In the 2003 fourth quarter, based on existing and projected operating levels at the Company's remaining operations in Houston, PA and its Washington Flat Roll coil facility located in Washington, PA, it was determined that the net book values of these facilities were in excess of their estimated fair market values based on expected future cash flows. Charges for the Houston facility and the Washington Flat Roll coil facility were recorded to write down the book values of these facilities to their estimated fair market values. These asset impairment charges did not impact current operations at these facilities. The workforce reductions affected approximately 375 employees across all segments and the corporate office.

         In 2002, the Company recorded total charges of $42.8 million related to the indefinite idling of the Massillon, OH stainless steel plate facility, due to continuing poor demand for wide continuous mill plate products, and workforce reductions across all of the Company's operations. The Massillon, OH stainless steel plate facility was indefinitely idled in the 2002 fourth quarter and resulted in a pretax non-cash asset impairment charge of $34.4 million, representing the book value of the facility in excess of its estimated fair market value. In addition, during the second half of 2002, and in light of the continuing decline in demand for the Company's products in the markets served, the Company announced workforce reductions of approximately 665 employees. These workforce reductions resulted in a severance charge of $8.4 million, net of a retirement benefits curtailment gain.

         Reserves for restructuring charges recorded in 2003 and 2002 involving future payments were approximately $5 million at December 31, 2004 and $9 million at December 31, 2003. The reduction in reserves resulted from cash payments to meet severance and lease payment obligations.

OTHER GAINS AND CHARGES

In 2004, the Company recognized non-recurring gains of $12.9 million, including $5.5 million related to net gains on sales of real estate and realization of other investments, a $4.6 million environmental reserve reduction related to the settlement of the Clean Water Act case (see additional discussion in Note 14. Commitments and Contingencies), income from corporate-owned life insurance of $1.2 million, partially offset by closed company charges of $8.8 million primarily related to litigation.

         In 2003, the Company recorded $34.7 million in other charges, including closed company charges of $22.5 million for litigation, $7.6 million for environmental and insurance matters, and $4.6 million for various non-operating asset impairments. Closed company charges were determined based on the status of legal matters including court proceedings, and on updated estimates of the Company's liability for environmental closure costs and for liabilities under retrospectively-rated insurance programs. In the consolidated statement of operations, litigation and environmental charges are classified in selling and administrative expenses and insurance charges are classified in cost of sales.

         In 2002, the Company recorded $6.5 million in charges relating to its approximately 30% equity interest in New Piper Aircraft, Inc. ("New Piper"), including equity in net losses of New Piper and the write-down of the Company's investment to its estimated realizable value. Based on New Piper's fourth quarter 2002 realization of additional losses and adverse trends in its liquidity and financial condition, the Company determined in the 2002 fourth quarter that it was more likely than not that the carrying value of its equity interest in New Piper was not recoverable. These charges are classified in other income (expense) in the consolidated statements of operations.

NOTE 12. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS  --

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

         In 1996, the underfunded defined benefit pension plans of the Subsidiary were merged with the overfunded defined benefit pension plans of Teledyne, Inc. and Allegheny Technologies became the plan sponsor. As a result, the balance sheets presented for the Subsidiary and the non-guarantor subsidiaries do not include the Allegheny Technologies deferred pension asset, pension liabilities or the related deferred taxes. The pension asset, liabilities and related deferred taxes and pension income or expense are recognized by the Guarantor Parent. Management and royalty fees charged to the Subsidiary and to the non-guarantor subsidiaries by the Guarantor Parent have been excluded solely for purposes of this presentation.

ALLEGHENY TECHNOLOGIES INCORPORATED
FINANCIAL INFORMATION FOR SUBSIDIARY AND GUARANTOR PARENT
BALANCE SHEETS

December 31, 2004
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                            Non-
                                                         Guarantor                       guarantor
(In millions)                                              Parent        Subsidiary     Subsidiaries    Eliminations   Consolidated
---------------------------------------------            ----------      ----------     ------------    -------------  ------------
ASSETS
Cash and cash equivalents                                 $    0.2        $  176.1        $   74.5       $      --         $  250.8
Accounts receivable, net                                       0.3           169.7           187.9              --            357.9
Inventories, net                                                --           266.8           246.2              --            513.0
Prepaid expenses and other current assets                      0.1             8.4            30.0              --             38.5
                                                          --------        --------        --------       ----------        --------
  TOTAL CURRENT ASSETS                                         0.6           621.0           538.6              --          1,160.2
Property, plant, and equipment, net                             --           336.5           381.8              --            718.3
Deferred pension asset                                       122.3              --              --              --            122.3
Deferred income taxes                                         53.0              --              --              --             53.0
Cost in excess of net assets acquired                           --           112.1            93.2              --            205.3
Investments in subsidiaries and other assets               1,378.6           432.4           544.7        (2,299.1)            56.6
                                                          --------        --------        --------       ---------         --------
  TOTAL ASSETS                                            $1,554.5        $1,502.0        $1,558.3       $(2,299.1)        $2,315.7
                                                          ========        ========        ========       =========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                          $    3.9        $  164.2        $  103.1       $      --         $  271.2
Accrued liabilities                                          547.6            63.2           283.6          (702.2)           192.2
Short-term debt and
   current portion of long-term debt                            --             7.5            21.9              --             29.4
                                                          --------        --------        --------       ---------         --------
  TOTAL CURRENT LIABILITIES                                  551.5           234.9           408.6          (702.2)           492.8
Long-term debt                                               308.4           404.8            40.1          (200.0)           553.3
Accrued postretirement benefits                                 --           263.1           209.6              --            472.7
Pension liabilities                                          240.9              --              --              --            240.9
Other long-term liabilities                                   27.8            26.6            75.7              --            130.1
                                                          --------        --------        --------       ---------         --------
  TOTAL LIABILITIES                                        1,128.6           929.4           734.0          (902.2)         1,889.8
                                                          --------        --------        --------       ---------         --------
  TOTAL STOCKHOLDERS' EQUITY                                 425.9           572.6           824.3        (1,396.9)           425.9
                                                          --------        --------        --------       ---------         --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $1,554.5        $1,502.0        $1,558.3       $(2,299.1)        $2,315.7
                                                          ========        ========        ========       =========         ========

ALLEGHENY TECHNOLOGIES INCORPORATED
FINANCIAL INFORMATION FOR SUBSIDIARY AND GUARANTOR PARENT
STATEMENTS OF OPERATIONS


For the year ended December 31, 2004
                                                                                            Non-
                                                         Guarantor                       guarantor
(In millions)                                              Parent        Subsidiary     Subsidiaries    Eliminations   Consolidated
--------------------------------------------------       ----------      ----------     ------------    ------------   ------------
SALES                                                     $     --        $1,517.1        $1,215.9        $     --       $2,733.0
Cost of sales                                                 85.1         1,429.2           973.8              --        2,488.1
Selling and administrative expenses                          101.5            25.9           105.9              --          233.3
Curtailment (gain), net of restructuring costs                  --           (40.4)             --              --          (40.4)
                                                          --------        --------        --------        --------       --------
INCOME (LOSS) BEFORE INTEREST, OTHER INCOME
   AND INCOME TAXES                                         (186.6)          102.4           136.2              --           52.0
Interest expense, net                                        (25.9)           (9.0)           (0.6)             --          (35.5)
Other income (expense) including equity
   in income (loss) of unconsolidated subsidiaries           232.3             6.1             3.5          (238.6)           3.3
                                                          --------        --------        --------        --------       --------
Income (loss) before income tax                               19.8            99.5           139.1          (238.6)          19.8
   provision (benefit)
Income tax provision (benefit)                                  --              --              --              --             --
                                                          --------        --------        --------        --------       --------
NET INCOME                                                $   19.8        $   99.5        $  139.1        $ (238.6)      $   19.8
                                                          ========        ========        ========        ========       ========


ALLEGHENY TECHNOLOGIES INCORPORATED
FINANCIAL INFORMATION FOR SUBSIDIARY AND GUARANTOR PARENT
CONDENSED STATEMENTS OF CASH FLOWS


For the year ended December 31, 2004
                                                                                            Non-
                                                         Guarantor                       guarantor
(In millions)                                              Parent        Subsidiary     Subsidiaries    Eliminations   Consolidated
------------------------------------                     ----------      ----------     ------------    ------------   ------------
CASH FLOWS PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                                   $  (15.2)       $    5.5        $  127.3        $  (93.5)      $   24.1
CASH FLOWS PROVIDED BY (USED IN)
   INVESTING ACTIVITIES                                     (214.1)          (24.3)         (184.6)          368.4          (54.6)
CASH FLOWS PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                                      229.2           152.6            94.8          (274.9)         201.7
                                                          --------        --------        --------        --------       --------
INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                   $   (0.1)       $  133.8        $   37.5        $     --       $  171.2
                                                          ========        ========        ========        ========       ========

ALLEGHENY TECHNOLOGIES INCORPORATED
FINANCIAL INFORMATION FOR SUBSIDIARY AND GUARANTOR PARENT
BALANCE SHEETS


December 31, 2003
                                                                                           Non-
                                                         Guarantor                       guarantor
(In millions)                                              Parent        Subsidiary     Subsidiaries    Eliminations   Consolidated
---------------------------------------------            ----------      ----------     ------------    ------------   ------------
ASSETS
Cash and cash equivalents                                 $    0.3        $   42.3        $   37.0        $      --      $   79.6
Accounts receivable, net                                       0.1            89.4           159.3               --         248.8
Inventories, net                                                --           147.3           212.4               --         359.7
Income tax refunds                                             7.2              --              --               --           7.2
Prepaid expenses and other current assets                       --            11.5            36.5               --          48.0
                                                          --------        --------        --------        ---------      --------
  TOTAL CURRENT ASSETS                                         7.6           290.5           445.2               --         743.3
Property, plant, and equipment, net                             --           326.3           384.8               --         711.1
Deferred pension asset                                       144.0              --              --               --         144.0
Deferred income taxes                                         52.6              --              --               --          52.6
Cost in excess of net assets acquired                           --           112.1            86.3               --         198.4
Investments in subsidiaries and other assets                 994.4           546.0           326.9         (1,813.5)         53.8
                                                          --------        --------        --------        ---------      --------
  TOTAL ASSETS                                            $1,198.6        $1,274.9        $1,243.2        $(1,813.5)     $1,903.2
                                                          ========        ========        ========        =========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                          $    2.5        $   92.4        $   77.4        $      --      $  172.3
Accrued liabilities                                          465.6            70.2           181.2           (522.4)        194.6
Short-term debt and
   current portion of long-term debt                            --             9.6            18.2               --          27.8
                                                          --------        --------        --------        ---------      --------
  TOTAL CURRENT LIABILITIES                                  468.1           172.2           276.8           (522.4)        394.7
Long-term debt                                               309.4           349.9            45.1           (200.1)        504.3
Accrued postretirement benefits                                 --           316.8           190.4               --         507.2
Pension liabilities                                          220.6              --              --               --         220.6
Other long-term liabilities                                   25.8            22.8            53.1               --         101.7
                                                          --------        --------        --------        ---------      --------
  TOTAL LIABILITIES                                        1,023.9           861.7           565.4           (722.5)      1,728.5
                                                          --------        --------        --------        ---------      --------
  TOTAL STOCKHOLDERS' EQUITY                                 174.7           413.2           677.8         (1,091.0)        174.7
                                                          --------        --------        --------        ---------      --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $1,198.6        $1,274.9        $1,243.2        $(1,813.5)     $1,903.2
                                                          ========        ========        ========        =========      ========

ALLEGHENY TECHNOLOGIES INCORPORATED
FINANCIAL INFORMATION FOR SUBSIDIARY AND GUARANTOR PARENT
STATEMENTS OF OPERATIONS


For the year ended December 31, 2003
                                                                                            Non-
                                                         Guarantor                       guarantor
(In millions)                                              Parent        Subsidiary     Subsidiaries    Eliminations   Consolidated
-------------------------------------------------        ----------      ----------     ------------    ------------   ------------
SALES                                                     $     --        $  962.1        $  975.3        $     --       $1,937.4
Cost of sales                                                 94.5           963.9           815.2              --        1,873.6
Selling and administrative expenses                           87.4            19.2           142.2              --          248.8
Restructuring costs                                            7.6            49.1             5.7              --           62.4
                                                          --------        --------        --------        --------       --------
Income (loss) before interest, other income
  and income taxes and cumulative effect of
  change in accounting principle                            (189.5)          (70.1)           12.2              --         (247.4)
Interest (expense) income, net                               (20.2)          (10.0)            2.5              --          (27.7)
Other income (expense) including equity
  in income (loss) of unconsolidated subsidiaries            (71.8)           (7.3)            9.1            64.9           (5.1)
                                                          --------        --------        --------        --------       --------
INCOME (LOSS) BEFORE INCOME TAX PROVISION
   (BENEFIT) AND CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                     (281.5)          (87.4)           23.8            64.9         (280.2)
                                                          --------        --------        --------        --------       --------
Income tax provision (benefit)                                31.8           (29.1)          140.7          (110.3)          33.1
                                                          --------        --------        --------        --------       --------
Net income (loss) before cumulative effect of
  change in accounting principle                            (313.3)          (58.3)         (116.9)          175.2         (313.3)
Cumulative effect of change in accounting
  principle, net of tax                                       (1.3)             --              --              --           (1.3)
                                                          --------        --------        --------        --------       --------
NET INCOME (LOSS)                                         $ (314.6)       $  (58.3)       $ (116.9)       $  175.2       $ (314.6)
                                                          ========        ========        ========        ========       ========


ALLEGHENY TECHNOLOGIES INCORPORATED
FINANCIAL INFORMATION FOR SUBSIDIARY AND GUARANTOR PARENT
CONDENSED STATEMENTS OF CASH FLOWS


For the year ended December 31, 2003
                                                                                            Non-
                                                         Guarantor                       guarantor
(In millions)                                              Parent        Subsidiary     Subsidiaries    Eliminations   Consolidated
-------------------------------------                    ----------      ----------     ------------    ------------   ------------
CASH FLOWS PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                                   $  (57.5)       $  136.7        $   24.5        $  (21.7)      $   82.0
CASH FLOWS PROVIDED BY (USED IN)
   INVESTING ACTIVITIES                                         --           (28.2)          (46.3)            4.2          (70.3)
CASH FLOWS PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                                       57.6          (109.2)           42.6            17.5            8.5
                                                          --------        --------        --------        --------       --------
INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                   $    0.1        $   (0.7)       $   20.8        $     --       $   20.2
                                                          ========        ========        ========        ========       ========

ALLEGHENY TECHNOLOGIES INCORPORATED
FINANCIAL INFORMATION FOR SUBSIDIARY AND GUARANTOR PARENT
STATEMENTS OF OPERATIONS


For the year ended December 31, 2002
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                            Non-
                                                         Guarantor                       guarantor
(In millions)                                              Parent        Subsidiary     Subsidiaries    Eliminations   Consolidated
--------------------------------------------------       ----------      ----------     ------------    ------------   ------------
SALES                                                     $     --        $  984.3        $  923.5        $     --        $1,907.8
Cost of sales                                                 17.6           959.3           767.6              --         1,744.5
Selling and administrative expenses                           40.8            27.5           120.0              --           188.3
Restructuring costs                                             --            38.5             4.3              --            42.8
                                                          --------        --------        --------        --------        --------
Income (loss) before interest, other income
   and income taxes                                          (58.4)          (41.0)           31.6              --           (67.8)
Interest expense, net                                        (22.0)          (10.2)           (2.1)             --           (34.3)
Other income (expense) including equity
   in income (loss) of unconsolidated subsidiaries           (22.1)            0.1             9.1            11.2            (1.7)
                                                          --------        --------        --------        --------        --------
INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)                 (102.5)          (51.1)           38.6            11.2          (103.8)
Income tax provision (benefit)                               (36.7)          (16.6)           11.2             4.1           (38.0)
                                                          --------        --------        --------        --------        --------
NET INCOME (LOSS)                                         $  (65.8)       $  (34.5)       $   27.4        $    7.1        $  (65.8)
                                                          ========        ========        ========        ========        ========


ALLEGHENY TECHNOLOGIES INCORPORATED
FINANCIAL INFORMATION FOR SUBSIDIARY AND GUARANTOR PARENT
CONDENSED STATEMENTS OF CASH FLOWS


For the year ended December 31, 2002
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                            Non-
                                                         Guarantor                       guarantor
(In millions)                                              Parent        Subsidiary     Subsidiaries    Eliminations   Consolidated
-------------------------------------                    ----------      ----------     ------------    ------------   ------------

CASH FLOWS PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                                   $   13.2        $   81.3        $  (72.0)       $  181.7       $  204.2
CASH FLOWS PROVIDED BY (USED IN)
   INVESTING ACTIVITIES                                         --           (11.5)          (40.7)           12.4          (39.8)
CASH FLOWS PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                                      (13.4)          (41.1)          109.9          (194.1)        (138.7)
                                                          --------        --------        --------        --------       --------
INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                   $   (0.2)       $   28.7        $   (2.8)       $     --       $   25.7
                                                          ========        ========        ========        ========       ========

NOTE 13. PER SHARE INFORMATION  --

The following table sets forth the computation of basic and diluted net income
(loss) per common share:

(In millions except per share amounts)

Years ended December 31,                                                   2004            2003            2002
---------------------------------------------------------------          --------        --------        --------
Numerator:
Net income (loss) before cumulative effect of change
   in accounting principle                                               $   19.8        $ (313.3)        $  (65.8)
Cumulative effect of change in accounting principle, net of tax                --            (1.3)              --
                                                                         --------        --------         --------
Numerator for basic and diluted income (loss) per common
   share - Net income (loss)                                             $   19.8        $ (314.6)        $  (65.8)
                                                                         --------        --------         --------
Denominator:
Denominator for basic net income (loss) per common
   share - weighted average shares                                           86.6            80.8             80.6
Effect of dilutive securities:
   Option equivalents                                                         1.6              --               --
   Contingently issuable shares                                               2.3              --               --
                                                                         --------        --------         --------
Denominator for diluted net income (loss) per common share -
 adjusted weighted average shares and assumed conversions                    90.5            80.8             80.6
                                                                         --------        --------         --------

Basic net income (loss) per common share before cumulative
   effect of change in accounting principle                              $   0.23        $  (3.87)        $  (0.82)
Cumulative effect of change in accounting principle                            --           (0.02)              --
                                                                         --------        --------         --------
Basic net income (loss) per common share                                 $   0.23        $  (3.89)        $  (0.82)
                                                                         ========        ========         ========

Diluted net income (loss) per common share before cumulative
   effect of change in accounting principle                              $   0.22        $  (3.87)        $  (0.82)
Cumulative effect of change in accounting principle                            --           (0.02)              --
                                                                         --------        --------         --------
Diluted net income (loss) per common share                               $   0.22        $  (3.89)        $  (0.82)
                                                                         ========        ========         ========

         Weighted average shares issuable upon the exercise of stock options which were antidilutive, and thus not included in the calculation, were
1.6 million in 2004, 7.5 million in 2003 and 5.9 million in 2002.

NOTE 14. COMMITMENTS AND CONTINGENCIES  --

Rental expense under operating leases was $18.0 million in 2004, $17.5 million in 2003, and $15.9 million in 2002. Future minimum rental commitments under operating leases with non-cancelable terms of more than one year at December 31, 2004, were as follows: $15.6 million in 2005, $13.0 million in 2006, $11.8 million in 2007, $4.5 million in 2008, $3.6 million in 2009 and $7.5 million thereafter.

         When it is probable that a liability has been incurred or an asset of the Company has been impaired, a loss is recognized if the amount of the loss can be reasonably estimated.

         Asset retirement obligation ("ARO") liabilities, related to landfills, total $1.9 million at December 31, 2004. Estimates of ARO liabilities are evaluated annually in the fourth quarter, or more frequency if material new information becomes known. Changes in estimated landfill closure dates, the cash flows associated with closure activities, and accretion expense for the recognized liabilities have not been material since the adoption of the ARO accounting standard, SFAS 143, on January 1, 2003. The accounting for asset retirement obligations requires significant estimates. In certain cases, the Company has determined that an ARO exists, but the amount of the obligation is not reasonably estimable. The Company may determine that additional AROs are required to be recognized as new information becomes available.

         The Company maintains reserves for contingent tax liabilities, for differences between the benefit of tax deductions as filed on various income tax returns and recorded income tax provisions. These liabilities are estimated based on analyses of probable return-to-provision adjustments using currently available information.

         The Company is subject to various domestic and international environmental laws and regulations that govern the discharge of pollutants, and disposal of wastes, and which may require that it investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. The Company could incur substantial cleanup costs, fines, and civil or criminal sanctions, third party property damage or personal injury claims as a result of violations or liabilities under these laws or noncompliance with environmental permits required at its facilities. The Company is currently involved in the investigation and remediation of a number of its current and former sites, as well as third party sites.

         Environmental liabilities are recorded when the Company's liability is probable and the costs are reasonably estimable. In many cases, however, the Company is not able to determine whether it is liable or, if liability is probable, to reasonably estimate the loss or range of loss. Estimates of the Company's liability remain subject to additional uncertainties, including the nature and extent of site contamination, available remediation alternatives, the extent of corrective actions that may be required, and the number, participation, and financial condition of other potentially responsible parties ("PRPs"). The Company expects that it will adjust its accruals to reflect new information as appropriate. Future adjustments could have a material adverse effect on the Company's results of operations in a given period, but the Company cannot reliably predict the amounts of such future adjustments.

         Based on currently available information, the Company does not believe that there is a reasonable possibility that a loss exceeding the amount already accrued for any of the sites with which the Company is currently associated (either individually or in the aggregate) will be an amount that would be material to a decision to buy or sell the Company's securities. Future developments, administrative actions or liabilities relating to environmental matters, however, could have a material adverse effect on the Company's financial condition or results of operations.

         At December 31, 2004, the Company's reserves for environmental remediation obligations totaled approximately $28.7 million, of which approximately $8.4 million were included in other current liabilities. The reserve includes estimated probable future costs of $8.8 million for federal Superfund and comparable state-managed sites; $9.0 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $5.8 million for owned or controlled sites at which Company operations have been discontinued; and $5.1 million for sites utilized by the Company in its ongoing operations. The Company continues to evaluate whether it may be able to recover a portion of future costs for environmental liabilities from third parties.

         The timing of expenditures depends on a number of factors that vary by site. The Company expects that it will expend present accruals over many years and that remediation of all sites with which it has been identified will be completed within thirty years.

         Various claims have been or may be asserted against the Company related to its government contract work, principally related to the former operations of Teledyne, Inc. Such proceedings could result in fines, penalties, compensatory and treble damages or the cancellation or suspension of payments under one or more U.S. government contracts. Although the outcome of these matters cannot be predicted with certainty, the Company does not believe any pending matter of which management is aware is likely to have a material adverse effect on the Company's financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period.

         In June 1995, the U.S. Government commenced an action against Allegheny Ludlum in the United States District Court for the Western District of Pennsylvania alleging multiple violations of the Federal Clean Water Act for incidents at five facilities. In February 2002, the Court issued a decision imposing a penalty of $8.2 million for incidents at five facilities that occurred over a period of approximately six years which Allegheny Ludlum had reported to the appropriate environmental agencies. The Company appealed the decision, and, on April 29, 2004 the Third Circuit Court of Appeals vacated the decision and remanded the case to the District Court for further consideration. Prior to the retrial of the case, the U.S. Government and Allegheny Ludlum agreed to settle the case in full for approximately $2.4 million, to be paid by Allegheny Ludlum in early 2005. Results of operations in 2004 includes the reversal of approximately $5.8 million in reserves as a result of this settlement.

         In March 1995, Kaiser Aerospace & Electronics Corporation ("Kaiser") filed a civil complaint against Teledyne Industries, Inc. (now TDY Industries, Inc.) ("TDY"), a wholly-owned subsidiary of the Company, and others in state court in Miami-Dade County, Florida. The complaint alleged that TDY breached a Cooperation and Shareholder's Agreement with Kaiser. TDY and Kaiser currently are engaged in discovery. Kaiser seeks unspecified damages in an amount "to be determined at trial." The court has directed the parties to complete any mediation in early August 2005, and if necessary be prepared to try the case in September 2005. While the outcome of the litigation cannot be predicted, and the Company believes that the claims are not meritorious, an adverse resolution of this matter could have a material adverse effect on the Company's results of operations and financial condition.

         TDY Industries, Inc. and the San Diego Unified Port District ("Port District") are involved in litigation concerning property located in San Diego, California. TDY entered into three sublease arrangements for portions of the property, subject to the approval of the Port District, which the Port District refused. After its administrative appeal was denied, TDY commenced a lawsuit in state court in San Diego against the Port District. TDY alleged breach of contract and other causes of action relating to the Port District's failure to consent to the subleases. The Port District filed a cross-complaint against TDY alleging breach of contract. Following trial, in March 2004, the jury rendered a verdict in favor of the Port District. The Company recorded a litigation expense charge of $22.5 million to its 2003 operating results as a result of this verdict. Judgment was entered on the cross-complaint in the amount of $22.7 million, including related costs and prejudgment interest. TDY appealed the verdict in the California State Court of Appeals in July 2004. At December 31, 2004, the Company had adequate reserves for this matter.

         In June 2003, the Port District commenced a separate action in United States District Court for the Southern District of California against TDY asserting federal, state and common law claims related to alleged environmental contamination on the San Diego property. The complaint seeks an unspecified amount of damages and a declaratory judgment as to TDY's liability for contamination on the property. In the second quarter 2004, the court granted in part TDY's motion to dismiss portions of the complaint relating to alleged violations of state law. TDY has answered essentially denying all remaining claims, asserting a counterclaim and seeking injunctive relief. TDY has also asserted claims against neighboring property owners and former operators related to the environmental condition of the San Diego facility.

         In another matter related to the San Diego facility, the Port District requested that the California Department of Toxic Substances Control ("DTSC") evaluate whether the property is regulated as a hazardous waste transportation, storage, or disposal facility under the Resource Conservation and Recovery Act ("RCRA") and similar state laws. In response to the Port District's request, in 2003, DTSC concluded that the closure of four solid waste management units at the San Diego facility is subject to DTSC oversight. The Company is evaluating data from the Site to respond to DTSC's positions.

         TDY has conducted an environmental assessment of portions of the San Diego facility at the request of the San Diego Regional Water Quality Control Board ("Regional Board"), and the Port District has commenced a site-wide environmental investigation. At this stage of the assessment, TDY cannot predict if any remediation will be necessary beyond the work identified in the prior investigations. In October 2004, the Regional Board issued an order directing that TDY investigate contamination at the site and conduct a clean up if necessary. TDY appealed the order, which has been held in abeyance pending the outcome of the Company's additional investigation directed primarily at neighboring properties.

         While the outcome of these environmental matters cannot be predicted with certainty, and the Company believes that the claims against it are not meritorious, an adverse resolution of the matters relating to the San Diego facility could have a material adverse affect on the Company's results of operations and financial condition.

         TDY and another wholly-owned subsidiary of the Company, among others, have been identified by the U.S. Environmental Protection Agency (EPA) as PRPs at the Li Tungsten Superfund Site in Glen Cove, New York. The Company believes that most of the contamination at the site resulted from work done while the U.S. Government either owned or controlled operations at the site, or from processes done for various governmental agencies, and that the U.S. Government is liable for a substantial portion of the remediation costs at the site. In November 2000, TDY filed a cost recovery and contribution action against the U.S. Government. In March 2003, the Court ordered the parties to the action to fund a portion of the remediation costs at the site. In July 2004, TDY, the U.S. Government and the EPA entered into an Interim Agreement, under which the U.S. Government funded $20.9 million and TDY funded $1 million of the remediation costs at the site. TDY and the U.S. Government are mediating the cost recovery and contribution action. In addition, EPA agreed that TDY will not be required to perform additional work at the site and will not be subject to enforcement action prior to the earlier of March 18, 2005, or the conclusion of the mediation. TDY expects to seek contribution from other PRPs at the site. Based on information presently available, the Company believes its reserves on this matter are adequate. An adverse resolution of this matter could have a material adverse effect on the Company's results of operations and financial condition.

         Since 1990, TDY has been operating under a Corrective Action Order from EPA for a facility that TDY owns and formerly operated in Hartville, Ohio. TDY has prepared a plan to carry out additional remediation activities, which has been approved by EPA. The Company believes its reserves for the continued operation of the interim system and for costs it expects to incur for the additional remediation activities are adequate.

         A number of other lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its currently and formerly owned businesses, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, taxes, environmental and health and safety, and stockholder matters. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company's financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period.

NOTE 15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)  --

                                                                                        Quarter Ended
                                                            --------------------------------------------------------------------
(In millions except share and per share amounts)             March 31            June 30         September 30        December 31
-----------------------------------------------------       -----------        -----------       ------------        -----------
2004 -
Sales                                                       $     577.8        $     646.5        $     730.6        $     778.1
Gross profit                                                       10.4               52.6               76.9              105.0
Net income (loss)                                                 (50.4)              26.6                8.6               35.0
                                                            -----------        -----------        -----------        -----------
Basic net income (loss) per common share                    $     (0.63)       $      0.33        $      0.10        $      0.37
                                                            -----------        -----------        -----------        -----------
Diluted net income (loss) per common share                  $     (0.63)       $      0.31        $      0.09        $      0.35
                                                            ===========        ===========        ===========        ===========
Average shares outstanding                                   80,905,108         81,289,591         90,650,022         95,628,425
                                                            -----------        -----------        -----------        -----------

2003 -
Sales                                                       $     480.5        $     489.9        $     482.6        $     484.4
Gross profit                                                       14.6               20.8               18.2               10.2
Net loss before cumulative effect of change
   in accounting principle                                        (25.8)             (26.0)             (28.8)            (232.7)
Net loss                                                          (27.1)             (26.0)             (28.8)            (232.7)
                                                            -----------        -----------        -----------        -----------
Basic and diluted net loss per common share before
  cumulative effect of change in accounting principle       $     (0.32)       $     (0.32)       $     (0.36)       $     (2.89)
                                                            -----------        -----------        -----------        -----------
Basic and diluted net loss per common share                 $     (0.34)       $     (0.32)       $     (0.36)       $     (2.89)
                                                            -----------        -----------        -----------        -----------
Average shares outstanding                                   80,708,060         80,961,069         81,077,966         80,642,124
                                                            ===========        ===========        ===========        ===========


         The 2004 second quarter includes a curtailment gain, net of restructuring costs, of $40.4 million, including a $71.5 million curtailment and settlement gain, a $25.3 million pension termination benefit charge, and $5.8 million of restructuring charges. The restructuring charges related to the new labor agreement at our Allegheny Ludlum operations and the J&L asset acquisition, and included labor agreement costs of $4.6 million, severance costs of $0.7 million, and $0.5 million for asset impairment charges for redundant equipment following the J&L asset acquisition.

         The 2003 fourth quarter includes the effect of a $138.5 million non-cash special charge to establish a valuation allowance for a majority of the Company's net deferred tax assets, as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

         The 2003 fourth quarter also includes charges of $47.5 million for impairment of long-lived assets in the Company's Flat-Rolled Products segment; $9.9 million for workforce reductions across all business segments and the corporate office; $3.8 million for facility closure charges including present-valued lease termination costs at the corporate office; and $34.7 million for closed company charges and other charges, including
$22.5 million for litigation expense.

         The 2003 third quarter includes a charge of $8.6 million, including $7.4 million for management transition and $1.2 million for workforce reductions. Also included is $4.0 million in interest income related to a Federal income tax settlement associated with prior years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of December 31, 2004, and they concluded that these controls and procedures are effective.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

         Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

         Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

         Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

         The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission's Internal Control-Integrated Framework.

         Based on our assessment, management has concluded that, as of December 31, 2004, the Company's internal control over financial reporting is effective based on those criteria.

         The Company's independent registered public accounting firm that audited the financial statements included in this Annual Report issued an attestation report on our management's assessment of the Company's internal control over financial reporting.

MANAGEMENT'S CERTIFICATIONS

The certifications of the Company's Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act have been included as Exhibits 31 and 32 in the Company's Report on Form 10-K. In addition, in 2004, the Company's Chief Executive Officer provided to the New York Stock Exchange the annual CEO certification regarding the Company's compliance with the New York Stock Exchange's corporate governance listing standards.


/s/ L. Patrick Hassey

L. Patrick Hassey
Chairman, President and Chief Executive Officer


/s/ Richard J. Harshman

Richard J. Harshman
Executive Vice President-Finance
and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
ALLEGHENY TECHNOLOGIES INCORPORATED

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Allegheny Technologies Incorporated maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Allegheny Technologies Incorporated's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

         A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         In our opinion, management's assessment that Allegheny Technologies Incorporated maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Allegheny Technologies Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

         We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Allegheny Technologies Incorporated as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 of Allegheny Technologies Incorporated and our report dated February 23, 2005 expressed an unqualified opinion thereon.


/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
February 23, 2005

ITEM 9B. OTHER INFORMATION

Not applicable

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

In addition to the information set forth under the caption "Principal Officers of the Registrant" in Part I of this report, the information concerning our directors required by this item is incorporated and made part hereof by reference to the material appearing under the heading "Our Corporate Governance" and "Election of Directors" in Allegheny Technologies' Proxy Statement for the 2005 Annual Meeting of Stockholders ("the 2005 Proxy Statement"), which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year. Information concerning the Audit Committee and its financial expert required by this item is incorporated and made part hereof by reference to the material appearing under the heading "Committees of the Board of Directors - Audit Committee" in the 2005 Proxy Statement. Information required by this item regarding compliance with
Section 16(a) of the Exchange Act is incorporated and made a part hereof by reference to the material appearing under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2005 Proxy Statement for the 2005 Annual Meeting of Stockholders. Information concerning the executive officers of Allegheny Technologies is contained in Part I of this Form 10-K under the caption "Principal Officers of the Registrant."

         Allegheny Technologies has adopted Corporate Guidelines for Business Conduct and Ethics that apply to all employees including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Allegheny Technologies will provide a copy free of charge. To obtain a copy, contact the Corporate Secretary, Allegheny Technologies Incorporated, 1000 Six PPG Place, Pittsburgh, Pennsylvania 15222-5479 (telephone: 412-394-2836). The Corporate Guidelines for Business Conduct and Ethics as well as the charters for the Company's Audit, Finance, Nominating and Governance, Personnel and Compensation (and Stock Incentive Award Subcommittee), Technology and Executive Committees, as well as periodic and current reports filed with the SEC, are available through the Company's web site at http://www.alleghenytechnologies.com and available in print to any shareholder upon request. The Company intends to post on its website any waiver from or amendment to the guidelines that apply to the officers named that relate to elements of the code of ethics identified by the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to "Director Compensation," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" as set forth in the 2005 Proxy Statement. We do not incorporate by reference in this Form 10-K either the "Report on Executive Compensation" or the "Cumulative Total Stockholder Return" section of the 2005 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to the ownership of equity securities by certain beneficial owners and management is incorporated by reference to "Stock Ownership Information" as set forth in the 2005 Proxy Statement.

EQUITY COMPENSATION PLAN INFORMATION

Information about our equity compensation plans at December 31, 2004 was as follows:

                                                   (a)                             (b)                      (c)
                                            -------------------            -------------------   -------------------------
                                             Number of Shares                                         Number of Shares
                                             to be Issued Upon              Weighted Average             Remaining
                                                Exercise of                 Exercise Price of          Available for
                                            Outstanding Options            Outstanding Options        Future Issuance
                                                                                                        Under Equity
                                                                                                   Compensation Plans(1)
                                                                                                   (excluding securities
                                                                                                  reflected in column (a))
                                            -------------------            -------------------   -------------------------
                                                             (In thousands, except per share amounts)
Equity Compensation Plans
       Approved by Shareholders                    5,933                         $ 12.35                 3,638

Equity Compensation Plans Not
       Approved by Shareholders                        0                         $     0                     0
                                                   -----                         -------                 -----
Total                                              5,933                                                 3,638
                                                   =====                                                 =====


(1) Includes 138,000 shares available for issuance under the Non-Employee director Compensation Plan (in the form of options or shares) and 3.5 million shares available for issuance under the 2000 Incentive Plan (which provides for the issuance of stock options and stock appreciation rights, restricted shares and other-stock-based awards). The total number of shares authorized under the Incentive Plan is 10% of the outstanding shares, as such number shall increase during the 10-year term of the Plan. Of these shares, a maximum of 2.2 million shares have been reserved for issuance for award periods under the Total Shareholder Return Incentive Compensation Program. See note 7. Stockholders' Equity for a discussion of the Company's stock-based compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated by reference to "Certain Transactions" as set forth in the 2005 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference to Item B - "Ratification of Selection of Independent Auditors" including "Audit Committee Pre-Approval Policy" and "Independent Auditor: Services and Fees," as set forth in the 2005 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

(1) FINANCIAL STATEMENTS

         The following consolidated financial statements and report are filed as part of this report under Item 8 - "Financial Statements and Supplementary Data":

         Consolidated Statements of Income - Years Ended December 31, 2004, 2003, and 2002
         Consolidated Balance Sheets at December 31, 2004 and 2003
         Consolidated Statements of Cash Flows - Years Ended December 31, 2004, 2003, and 2002
         Consolidated Statements of Stockholders' Equity - Years Ended December 31, 2004, 2003, and 2002
         Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
         Notes to Consolidated Financial Statements

(2) FINANCIAL STATEMENT SCHEDULES

         All schedules set forth in the applicable accounting regulations of the Commission either are not required under the related instructions or are not applicable and, therefore, have been omitted.

(3) EXHIBITS

         Exhibits required to be filed by Item 601 of Regulation S-K are listed below. Documents not designated as being incorporated herein by reference are filed herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.

Exhibit
  No.                                       Description
--------                                    -----------
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

4.2         First Amendment to Revolving Credit and Security Agreement, dated April
            15, 2004 (incorporated by reference to Exhibit 99.2 to the Registrant's
            Report on Form 8-K dated June 1, 2004 (File No. 1-12001)).

4.3         Indenture dated as of December 18, 2001 between Allegheny Technologies
            Incorporated and The Bank of New York, as trustee, relating to
            Allegheny Technologies Incorporated 8.375% Notes due 2011 (incorporated by reference to Exhibit 4.2 to the Registrant's Report on Form 10-K for
            the year ended December 31, 2001 (File No. 1-12001)).

4.4         Form of 8.375% Notes due 2011 (included as part of Exhibit 4.3).

4.5         Indenture dated as of December 15, 1995 between Allegheny Ludlum
            Corporation and The Chase Manhattan Bank (National Association), as
            trustee (relating to Allegheny Ludlum Corporation's 6.95% Debentures due 2025) (incorporated by reference to Exhibit 4(a) to Allegheny
            Ludlum Corporation's Report on Form 10-K for the year ended December
            31, 1995 (File No. 1-9498)), and First Supplemental Indenture by and
            among Allegheny Technologies Incorporated, Allegheny Ludlum Corporation
            and The Chase Manhattan Bank (National Association), as Trustee, dated as of August 15, 1996 (incorporated by reference to Exhibit 4.1 to
            Registrant's Current Report on Form 8-K dated August 15, 1996 (File No.
            1-12001)).

4.6         Rights Agreement dated March 12, 1998, including Certificate of
            Designation for Series A Junior Participating Preferred Stock as filed with the State of Delaware on March 13, 1998 (incorporated by reference to Exhibit 1 to the Registrant's Current report on Form 8-K dated March
            12, 1998 (File No. 1-12001)).

10.1 Allegheny Technologies Incorporated 1996 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12001)).*

10.2        Allegheny Technologies Incorporated 1996 Non-Employee Director Stock
            Compensation Plan, as amended December 17, 1998 (incorporated by reference to Exhibit 10.4 to the Registrant's Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12001)).*

10.3        Allegheny Technologies Incorporated Fee Continuation Plan for
            Non-Employee Directors, as amended (filed herewith).*

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

10.6        Teledyne, Inc. 1995 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit A to Teledyne, Inc.'s 1995 proxy statement
            (File No. 1-5212)).*

10.7        Employment Agreement dated August 26, 2003 between Allegheny
            Technologies Incorporated and L. Patrick Hassey (incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q dated
            November 4, 2003 (File No. 1-12001)).*

10.8        Employment Agreement dated July 15, 1996 between Allegheny Technologies
            Incorporated and Jon D. Walton (incorporated by reference to Exhibit
            10.5 to the Company's Registration Statement on Form S-4
            (No. 333-8235)).*

10.9 Form of Restricted Stock Agreement dated May 15, 2003 (incorporated by reference to Exhibit 10.12 to the Registrant's Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12001)).*

10.10       Form of Amended and Restated Change in Control Severance Agreement
            (Senior Management) (incorporated by reference to Exhibit 10.17 to the Registrant's Report on Form 10-K for the year ended December 31, 2001
            (File No. 1-12001)).*

10.11       Allegheny Technologies Incorporated 2000 Incentive Plan, as amended
            (filed herewith).*

10.12       Total Shareholder Return Incentive Compensation Program effective
            January 1, 2002 (incorporated by reference to Exhibit 10.30 to the
            Registrant's Report on Form 10-K for the year ended December 31, 2002
            (File No. 1-12001)).*

10.13       Total Shareholder Return Incentive Compensation Program effective
            January 1, 2003 (incorporated by reference to Exhibit 10.12 to the
            Registrant's Report on Form 10-K for the year ended December 31, 2003
            (File No. 1-12001)).*

10.14       Amendment to the Allegheny Technologies Incorporated Pension Plan
            Amendment effective January 1, 2003 (incorporated by reference to
            Exhibit 10.12 to the Registrant's Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12001)).*

10.15       Asset Purchase Agreement, dated February 16, 2004, by and among J&L
            Specialty Steel, LLC, Arcelor S.A., Jewel Acquisition LLC, and
            Allegheny Ludlum Corporation (incorporated by reference to Exhibit 99.2 to the Registrant's Report on Form 8-K/A filed on February 17, 2004
            (File No. 1-12001)).

10.16       2004 Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 8-K dated July 20, 2004 (File No. 1-12001)).*

10.17       Administrative Rules for the Total Shareholder Return Incentive
            Compensation Program (as amended effective as of January 1, 2004), and
            Form of Total Shareholder Return Incentive Compensation Plan Agreement
            for 2004 (incorporated by reference to Exhibit 10.2 to the Registrant's
            Report on Form 8-K dated July 20, 2004 (File No. 1-12001)).*

10.18 Form of Restricted Stock Agreement dated March 11, 2004 (incorporated by reference to Exhibit 10.3 to the Registrant's Report on Form 8-K dated July 20, 2004 (File No. 1-12001)).*

10.19       Key Employee Performance Plan (incorporated by reference to
            Exhibit 10.4 to the Registrant's Report on Form 8-K dated July 20, 2004
            (File No. 1-12001)).*

10.20       Summary of Non-employee Director Compensation (filed herewith).*

21.1        Subsidiaries of the Registrant (filed herewith).

23.1        Consent of Ernst & Young LLP (filed herewith).

31.1        Certification of Chief Executive Officer required by Securities and
            Exchange Commission Rule 13a - 14(a) or 15d - 14(a) (filed herewith).**

31.2        Certification of Chief Financial Officer required by Securities and
            Exchange Commission Rule 13a - 14(a) or 15d - 14(a) (filed herewith).**

32.1        Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).

 * Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Report.

** The Exhibit attached to this Form 10-K shall not be deemed "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

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

                                            ALLEGHENY TECHNOLOGIES INCORPORATED



Date: February 28, 2005                     By       /s/ L. Patrick Hassey
                                               --------------------------------
                                                      L. Patrick Hassey
                                                   Chairman, President and
                                                   Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the 28th day of February, 2005.

          /s/ L. Patrick Hassey                               /s/ Richard J. Harshman
---------------------------------------              ---------------------------------------
            L. Patrick Hassey                                   Richard J. Harshman
      Chairman, President and Chief                      Executive Vice President, Finance
     Executive Officer and Director                         And Chief Financial Officer
                                                           (Principal Financial Officer)


                                                                 /s/ Dale G. Reid
                                                     ---------------------------------------
                                                                   Dale G. Reid
                                                            Vice President, Controller,
                                                      Chief Accounting Officer and Treasurer
                                                          (Principal Accounting Officer)


            /s/ H. Kent Bowen                                 /s/ W. Craig McClelland
---------------------------------------              ---------------------------------------
              H. Kent Bowen                                     W. Craig McClelland
                Director                                             Director


          /s/ Robert P. Bozzone                             /s/ Charles J. Queenan, Jr.
---------------------------------------              ---------------------------------------
            Robert P. Bozzone                                 Charles J. Queenan, Jr.
                Chairman                                             Director


           /s/ Diane C. Creel                                    /s/ James E. Rohr
---------------------------------------              ---------------------------------------
             Diane C. Creel                                        James E. Rohr
                Director                                             Director


           /s/ James C. Diggs                                   /s/ Louis J. Thomas
---------------------------------------              ---------------------------------------
             James C. Diggs                                       Louis J. Thomas
                Director                                             Director


          /s/ Michael J. Joyce                                  /s/ John D. Turner
---------------------------------------              ---------------------------------------
            Michael J. Joyce                                      John D. Turner
                 Director                                             Director

                                  EXHIBIT INDEX


EXHIBIT
  NO.                               DESCRIPTION
-------  -----------------------------------------------------------------------
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

4.2      First Amendment to Revolving Credit and Security Agreement, dated April
         15, 2004 (incorporated by reference to Exhibit 99.2 to the Registrant's
         Report on Form 8-K dated June 1, 2004 (File No. 1-12001)).

4.3      Indenture dated as of December 18, 2001 between Allegheny Technologies
         Incorporated and The Bank of New York, as trustee, relating to Allegheny Technologies Incorporated 8.375% Notes due 2011 (incorporated by reference to Exhibit 4.2 to the Registrant's Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12001)).

4.4      Form of 8.375% Notes due 2011 (included as part of Exhibit 4.3).

4.5      Indenture dated as of December 15, 1995 between Allegheny Ludlum
         Corporation and The Chase Manhattan Bank (National Association), as trustee (relating to Allegheny Ludlum Corporation's 6.95% Debentures due 2025) (incorporated by reference to Exhibit 4(a) to Allegheny
         Ludlum Corporation's Report on Form 10-K for the year ended December
         31, 1995 (File No. 1-9498)), and First Supplemental Indenture by and among Allegheny Technologies Incorporated, Allegheny Ludlum Corporation and The Chase Manhattan Bank (National Association), as Trustee, dated as of August 15, 1996 (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K dated August 15, 1996 (File No.
         1-12001)).

4.6      Rights Agreement dated March 12, 1998, including Certificate of
         Designation for Series A Junior Participating Preferred Stock as filed with the State of Delaware on March 13, 1998 (incorporated by reference to Exhibit 1 to the Registrant's Current report on Form 8-K dated March
         12, 1998 (File No. 1-12001)).

10.1 Allegheny Technologies Incorporated 1996 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12001)).*

10.2     Allegheny Technologies Incorporated 1996 Non-Employee Director Stock
         Compensation Plan, as amended December 17, 1998 (incorporated by reference to Exhibit 10.4 to the Registrant's Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12001)).*

10.3     Allegheny Technologies Incorporated Fee Continuation Plan for
         Non-Employee Directors, as amended (filed herewith).*

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

10.6     Teledyne, Inc. 1995 Non-Employee Director Stock Option Plan
         (incorporated by reference to Exhibit A to Teledyne, Inc.'s 1995 proxy statement (File No. 1-5212)).*

10.7     Employment Agreement dated August 26, 2003 between Allegheny
         Technologies Incorporated and L. Patrick Hassey (incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q dated
         November 4, 2003 (File No. 1-12001)).*

10.8     Employment Agreement dated July 15, 1996 between Allegheny Technologies
         Incorporated and Jon D. Walton (incorporated by reference to Exhibit
         10.5 to the Company's Registration Statement on Form S-4 (No.
         333-8235)).*

10.9 Form of Restricted Stock Agreement dated May 15, 2003 (incorporated by reference to Exhibit 10.12 to the Registrant's Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12001)).*

10.10    Form of Amended and Restated Change in Control Severance Agreement
         (Senior Management)(incorporated by reference to Exhibit 10.17 to the Registrant's Report on Form 10-K for the year ended December 31, 2001
         (File No. 1-12001)).*

10.11    Allegheny Technologies Incorporated 2000 Incentive Plan, as amended
         (filed herewith).*

10.12    Total Shareholder Return Incentive Compensation Program effective
         January 1, 2002 (incorporated by reference to Exhibit 10.30 to the
         Registrant's Report on Form 10-K for the year ended December 31, 2002
         (File No. 1-12001)).*

10.13    Total Shareholder Return Incentive Compensation Program effective
         January 1, 2003 (incorporated by reference to Exhibit 10.12 to the
         Registrant's Report on Form 10-K for the year ended December 31, 2003
         (File No. 1-12001)).*

10.14    Amendment to the Allegheny Technologies Incorporated Pension Plan
         Amendment effective January 1, 2003 (incorporated by reference to
         Exhibit 10.12 to the Registrant's Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12001)).*

10.15    Asset Purchase Agreement, dated February 16, 2004, by and among J&L
         Specialty Steel, LLC, Arcelor S.A., Jewel Acquisition LLC, and
         Allegheny Ludlum Corporation (incorporated by reference to Exhibit 99.2 to the Registrant's Report on Form 8-K/A filed on February 17, 2004
         (File No. 1-12001)).

10.16 2004 Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 8-K dated July 20, 2004 (File No.
         1-12001)).*

10.17    Administrative Rules for the Total Shareholder Return Incentive
         Compensation Program (as amended effective as of January 1, 2004), and
         Form of Total Shareholder Return Incentive Compensation Plan Agreement for 2004 (incorporated by reference to Exhibit 10.2 to the Registrant's
         Report on Form 8-K dated July 20, 2004 (File No. 1-12001)).*

10.18 Form of Restricted Stock Agreement dated March 11, 2004 (incorporated by reference to Exhibit 10.3 to the Registrant's Report on Form 8-K dated July 20, 2004 (File No. 1-12001)).*

10.19    Key Employee Performance Plan (incorporated by reference to Exhibit
         10.4 to the Registrant's Report on Form 8-K dated July 20, 2004 (File
         No. 1-12001)).*

10.20    Summary of Non-employee Director Compensation (filed herewith).*

21.1     Subsidiaries of the Registrant (filed herewith).

23.1     Consent of Ernst & Young LLP (filed herewith).

31.1     Certification of Chief Executive Officer required by Securities and
         Exchange Commission Rule 13a - 14(a) or 15d - 14(a) (filed herewith).**

31.2     Certification of Chief Financial Officer required by Securities and
         Exchange Commission Rule 13a - 14(a) or 15d - 14(a) (filed herewith).**

32.1     Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).

* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Report.

** The Exhibit attached to this Form 10-K shall not be deemed "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

Certain instruments defining the rights of holders of long-term debt of the Company and its subsidiaries have been omitted from the Exhibits in accordance with Item 601(b)(4)(iii) of Regulation S-K. A copy of any omitted document will be furnished to the Commission upon request.