Form 10-Q
period 2005-03-31
ALLEGHENY TECHNOLOGIES INC
filed 2005-05-05
CIK 1018963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

(412) 394-2800

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☑ No ☐

At April 29, 2005, the registrant had outstanding 96,520,325 shares of its Common Stock.

ALLEGHENY TECHNOLOGIES INCORPORATED
SEC FORM 10-Q
QUARTER ENDED MARCH 31, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$231.2	$250.8
Accounts receivable, net	425.6	357.9
Inventories, net	568.1	513.0
Prepaid expenses and other current assets	48.0	38.5

Total Current Assets	1,272.9	1,160.2
Property, plant and equipment, net	709.5	718.3
Cost in excess of net assets acquired	206.6	205.3
Deferred pension asset	122.3	122.3
Deferred income taxes	53.4	53.0
Other assets	61.4	56.6

Total Assets	$2,426.1	$2,315.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$281.4	$271.2
Accrued liabilities	207.0	192.2
Short-term debt and current portion of long-term debt	26.7	29.4

Total Current Liabilities	515.1	492.8
Long-term debt	549.6	553.3
Accrued postretirement benefits	470.5	472.7
Pension liabilities	255.6	240.9
Other long-term liabilities	109.5	130.1

Total Liabilities	1,900.3	1,889.8

Stockholders’ Equity:
Preferred stock, par value $0.10: authorized- 50,000,000 shares; issued-none	—	—
Common stock, par value $0.10, authorized-500,000,000 shares; issued-98,951,490 shares at March 31, 2005 and December 31, 2004; outstanding-96,395,876 shares at March 31, 2005 and 95,782,011 shares at December 31, 2004	9.9	9.9
Additional paid-in capital	503.8	481.2
Retained earnings	388.3	345.5
Treasury stock: 2,555,614 shares at March 31, 2005 and 3,169,479 shares at December 31, 2004	(63.8)	(79.4)
Accumulated other comprehensive loss, net of tax	(312.4)	(331.3)

Total Stockholders’ Equity	525.8	425.9

Total Liabilities and Stockholders’ Equity	$2,426.1	$2,315.7

The accompanying notes are an integral part of these statements.

ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Sales	$879.6	$577.8

Costs and expenses:
Cost of sales	738.3	567.4
Selling and administrative expenses	66.8	53.7

Income (loss) before interest, other income (expense) and income taxes	74.5	(43.3)

Interest expense, net	(10.4)	(8.2)
Other income (expense), net	(0.8)	1.1

Income (loss) before income tax provision	63.3	(50.4)

Income tax provision	2.3	—

Net income (loss)	$61.0	$(50.4)

Basic net income (loss) per common share	$0.64	$(0.63)

Diluted net income (loss) per common share	$0.61	$(0.63)

Dividends declared per common share	$0.06	$0.06

The accompanying notes are an integral part of these statements.

ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Operating Activities:
Net income (loss)	$61.0	$(50.4)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	17.8	18.8
Gains on sales of investments and businesses	—	(1.6)
Deferred income taxes	(0.4)	—
Change in operating assets and liabilities:
Accounts receivable	(67.7)	(62.2)
Inventories	(55.1)	(7.2)
Pension assets and liabilities	14.7	17.5
Accounts payable	10.2	47.0
Postretirement benefits	(2.2)	10.8
Accrued liabilities and other	17.0	27.1

Cash used in operating activities	(4.7)	(0.2)

Investing Activities:
Purchases of property, plant and equipment	(7.2)	(12.1)
Asset disposals and other	(0.6)	1.2

Cash used in investing activities	(7.8)	(10.9)

Financing Activities:
Payments on long-term debt and capital leases	(12.5)	(12.8)
Borrowings on long-term debt and capital leases	5.2	8.5
Net borrowings under credit facilities	1.5	1.2

Net decrease in debt	(5.8)	(3.1)
Exercises of stock options	4.5	1.9
Dividends paid	(5.8)	—

Cash used in financing activities	(7.1)	(1.2)

Decrease in cash and cash equivalents	(19.6)	(12.3)

Cash and cash equivalents at beginning of the year	250.8	79.6

Cash and cash equivalents at end of period	$231.2	$67.3

The accompanying notes are an integral part of these statements.

ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Accounting Policies

Basis of Presentation

     The interim consolidated financial statements include the accounts of Allegheny Technologies Incorporated and its subsidiaries. Unless the context requires otherwise, “Allegheny Technologies”, “ATI” and “the Company” refer to Allegheny Technologies Incorporated and its subsidiaries.

     These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States for complete financial statements. In management’s opinion, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K. The results of operations for these interim periods are not necessarily indicative of the operating results for any future period. Certain amounts from prior periods have been reclassified to conform with the current presentation.

Stock-based Compensation

     Effective January 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”). Under the revised standard, companies may no longer account for share-based compensation transactions, such as stock options, restricted stock, and potential payments under programs such as the Company’s Total Shareholder Return (“TSR”) plans, using the intrinsic value method as defined in APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Instead, companies are required to account for such equity transactions using an approach in which the fair value of an award is estimated at the date of grant and recognized as an expense over the requisite service period. Compensation expense is adjusted for equity awards that do not vest because service or performance conditions are not satisfied. However, compensation expense already recognized is not adjusted if market conditions are not met, such as the Company’s total shareholder return performance relative to a peer group under the Company’s TSR plans, or for stock options which expire “out-of-the-money”. The new standard was adopted using the modified prospective method and beginning with the first quarter 2005, the Company will reflect compensation expense in accordance with the SFAS 123R transition provisions. Under the modified prospective method, the effect of the standard is recognized in the period of adoption and in future periods. Prior periods are not restated to reflect the impact of adopting the new standard.

     First quarter 2005 compensation expense related to share-based incentive plans was $2.7 million compared to $1.2 million in the first quarter of 2004. First quarter 2005 share-based compensation expense includes $0.8 million related to expensing of stock options. Net income for the year ended December 31, 2004 would have been $9.6 million higher, at $29.4 million, had share-based compensation expense been accounted for under SFAS 123R, and net income per diluted share for the year ended December 31, 2004 would have been $0.33 under FAS 123R, rather than $0.22. The following table illustrates for each quarter of 2004 the effect on operating results and per share information had the

Company accounted for share-based compensation in accordance SFAS 123R during those periods.

In millions, except per share amounts (unaudited):

	Quarter Ended				Year Ended
	3/31/04	6/30/04	9/30/04	12/31/04	12/31/04
Net income (loss) as reported	$(50.4)	$26.6	$8.6	$35.0	$19.8
Add: Share-based compensation expense included in net income (loss) under APB 25, net of tax	1.2	8.9	1.8	8.7	20.6
Deduct: Net impact of SFAS 123R, net of tax	(2.4)	(2.1)	(2.1)	(4.4)	(11.0)

Pro forma net income (loss)	$(51.6)	$33.4	$8.3	$39.3	$29.4

Net income (loss) per common share:
Basic – as reported	$(0.63)	$0.33	$0.10	$0.37	$0.23
Basic – pro forma	$(0.64)	$0.41	$0.09	$0.41	$0.34
Diluted – as reported	$(0.63)	$0.31	$0.09	$0.35	$0.22
Diluted – pro forma	$(0.64)	$0.39	$0.09	$0.39	$0.33

There was no effect to the statement of cash flows from the adoption of SFAS 123R due to the valuation allowance established for the Company’s net deferred tax asset.

     The Company sponsors three principal share-based incentive compensation programs. The general terms of each arrangement, the method of estimating fair value for each arrangement and 2005 activity is reported below.

Stock option awards: Options to employees were granted with graded vesting in one-third increments over three years, based on term of service. Fair value as calculated under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, is used to recognize expense upon adoption of SFAS 123R. Fair values for each grant were estimated using a Black-Scholes-Merton valuation model which utilized assumptions for stock price volatility, estimated life based on historical option exercise patterns, and projected dividends. The Company has not granted any stock options, other than grants to non-employee directors, since 2003. Compensation expense related to stock option awards was $0.8 million for the first quarter 2005. Approximately $1.7 million of unrecognized compensation expense related to unvested stock option awards will be recognized, in declining amounts, through the first quarter 2006, when all existing grants will have vested.

Nonvested stock awards: Awards of nonvested stock are granted with either performance and/or service conditions. In certain grants, nonvested shares participate in cash dividends during the restriction period. In other grants, dividends are paid in the form of additional shares of nonvested stock, subject to the same vesting conditions and dividend treatment as the underlying shares. Fair value is measured based on the stock price at the grant date, adjusted for non-participating dividends, as applicable, based on the current dividend rate. In the first quarter 2005, the Company granted 151,902 shares of nonvested stock with a grant date fair value per share of $22.175, for a total grant date fair value of $3.4 million. Compensation expense related to all nonvested stock awards was $0.7 million for the 2005 first quarter. Approximately $5.5 million of unrecognized fair value compensation expense relating to nonvested stock awards is expected to be recognized through 2007 based on estimates of attaining performance vesting criteria.

TSR plan awards: Awards under the TSR plans are granted at a target number of shares, and vest based on the measured return of the Company’s stock price and dividend performance at the end of three-year periods compared to the stock price and dividend performance of a group of industry peers. The 2003-2005 and 2004-2006 TSR plans performance periods were in effect at the adoption of SFAS 123R. In the first quarter 2005, the Company initiated a 2005-2007 TSR plan, with 166,749 shares as the target level award. The actual number of shares awarded may range from a minimum of zero to a maximum of two times target, in the case of the 2003-2005 TSR plan award, or three times target, in the case of the 2004-2006 and 2005-2007 TSR plans awards. Fair values for the TSR plans awards were estimated using Monte Carlo simulations of historical stock price correlation, projected dividends yields and other variables over three-year time horizons matching the TSR plans performance periods. Compensation expense of $1.2 million was recognized in the first quarter 2005 for the fair value of TSR plan awards.

The estimated fair value of each TSR plan award, including the projected shares to be awarded, and compensation expense to be recognized subsequent to the adoption of SFAS 123R for TSR plan awards was as follows:

In millions, except for shares (unaudited):

		March 31, 2005
	TSR Award	Unrecognized	Minimum	Target	Maximum
TSR Award Grant	Fair Value	Compensation	Shares	Shares	Shares
2003-2005	$3.4	$0.9	0	538,777	1,077,554
2004-2006	$4.6	$2.7	0	347,042	1,041,126
2005-2007	$4.9	$4.5	0	166,749	500,247

Total		$8.1	0	1,052,568	2,618,927

Awards earned under share-based incentive compensation programs will be first paid with shares held in treasury with any additional required share payments made by the issuance of shares.

Recent Accounting Pronouncement

     In March 2005, the Financial Accounting Standards Board issued FASB Interpretation No. 47, “Accounting for Contingent Asset Retirement Obligations” (“FIN 47”), an interpretation of FASB Statement No. 143, “Asset Retirement Obligations” (“SFAS 143”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated, even if conditional on a future event. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005, or ATI’s fiscal year ending December 31, 2005. For existing contingent asset retirement obligations which are determined to be recognizable under FIN 47, the effect of applying FIN 47 would be recognized as a cumulative effect of a change in accounting principle. The Company is evaluating the status of its conditional asset retirement obligations, and has not determined whether sufficient information exists with regard to the timing and method of settlement to reasonably estimate the obligations.

Note 2. Acquisitions

     On June 1, 2004, a subsidiary of the Company acquired substantially all of the assets of J&L Specialty Steel, LLC (“J&L”), a producer of flat-rolled stainless steel products with operations in Midland, Pennsylvania and Louisville, Ohio, for $67.0 million in total consideration, including the assumption of certain current liabilities, and which is subject to final adjustment. The acquired operations were integrated into the Allegheny Ludlum operation, which is part of the Company’s Flat-Rolled Products business segment. The purchase price included payment of $7.5 million at closing, the issuance to the seller of a non-interest bearing $7.5 million promissory note that matures on June 1, 2005, and the issuance to the seller of a promissory note in the principal amount of $52.0 million, which is secured by the J&L property, plant and equipment acquired, and which is subject to adjustment on the terms set forth in the asset purchase agreement and has a final maturity of July 1, 2011. The purchase price is expected to be finalized in the 2005 second quarter, pending agreement between buyer and seller over certain working capital adjustments.

Note 3. Inventories

     Inventories at March 31, 2005 and December 31, 2004 were as follows (in millions):

	March 31,	December 31,
	2005	2004
	(unaudited)	(audited)
Raw materials and supplies	$95.5	$70.8
Work-in-process	596.5	573.6
Finished goods	111.5	99.1

Total inventories at current cost	803.5	743.5
Less allowances to reduce current cost values to LIFO basis	(229.6)	(223.9)
Progress payments	(5.8)	(6.6)

Total inventories, net	$568.1	$513.0

     Inventories are stated at the lower of cost (last-in, first-out (“LIFO”), first-in, first-out (“FIFO”), and average cost methods) or market, less progress payments. Most of the Company’s inventory is valued utilizing the LIFO costing methodology. Inventory of the Company’s non-U.S. operations is valued using average cost or FIFO methods. The effect of using the LIFO methodology to value inventory, rather than FIFO, increased cost of sales by $5.7 million for the first three months of 2005 compared to $48.1 million for the first three months of 2004.

Note 4. Supplemental Financial Statement Information

     Property, plant and equipment at March 31, 2005 and December 31, 2004 were as follows (in millions):

	March 31,	December 31,
	2005	2004
	(unaudited)	(audited)
Land	$24.0	$24.1
Buildings	230.3	231.4
Equipment and leasehold improvements	1,555.1	1,562.4

	1,809.4	1,817.9
Accumulated depreciation and amortization	(1,099.9)	(1,099.6)

Total property, plant and equipment, net	$709.5	$718.3

     Reserves for restructuring charges recorded in prior years involving future payments were approximately $5 million at March 31, 2005 and $6 million at December 31, 2004. The reduction in reserves resulted from cash payments to meet severance and lease payment obligations.

Note 5. Debt

     Debt at March 31, 2005 and December 31, 2004 was as follows (in millions):

	March 31,	December 31,
	2005	2004
	(unaudited)	(audited)
Allegheny Technologies $300 million 8.375% Notes due 2011, net (a)	$308.2	$308.4
Allegheny Ludlum 6.95% debentures, due 2025	150.0	150.0
Promissory notes for J&L asset acquisition	59.5	59.5
Domestic Bank Group $325 million secured credit agreement	—	—
Foreign credit agreements	34.7	38.6
Industrial revenue bonds, due through 2016	12.7	12.8
Capitalized leases and other	11.2	13.4

	576.3	582.7
Short-term debt and current portion of long- term debt	(26.7)	(29.4)

Total long-term debt	$549.6	$553.3

(a)	Includes fair value adjustments for settled interest rate swap contracts of $13.3 million at March 31, 2005 and $13.7 million at December 31, 2004.

     The Company has a $325 million four-year senior secured domestic revolving credit facility (“the facility”), which expires in June 2007, and which is secured by all accounts receivable and inventory of its U.S. operations, and includes capacity for up to $175 million in letters of credit. As of March 31, 2005 there had been no borrowings made under the domestic credit facilities, although a portion of the facility is used to support approximately $123 million in letters of credit.

Note 6. Per Share Information

     The following table sets forth the computation of basic and diluted net income (loss) per common share (in millions, except share and per share amounts):

	Three Months Ended
	March 31,
	2005	2004
	(unaudited)
Numerator for basic and diluted net income (loss) per common share – net income (loss)	$61.0	$(50.4)

Denominator:
Denominator for basic net income (loss) per common share-weighted average shares	95.4	80.4
Effect of dilutive securities:
Option equivalents	1.9	—
Contingently issuable shares	2.6	—

Denominator for diluted net income (loss) per common share – adjusted weighted average shares and assumed conversions	99.9	80.4

Basic net income (loss) per common share	$0.64	$(0.63)

Diluted net income (loss) per common share	$0.61	$(0.63)

     Weighted average shares issuable upon the exercise of stock options which were antidilutive, and thus not included in the calculation, were 0.4 million in 2005 and 6.9 million in 2004.

Note 7. Comprehensive Income (Loss)

     The components of comprehensive income (loss), net of tax, were as follows (in millions):

	Three Months Ended
	March 31,
	2005	2004
	(unaudited)
Net income (loss)	$61.0	$(50.4)

Foreign currency translation gains	0.4	19.5
Unrealized gains (losses) on energy, raw materials and currency hedges	18.5	(7.9)

	18.9	11.6

Comprehensive income (loss)	$79.9	$(38.8)

Note 8. Income Taxes

     First quarter 2005 results include a provision for income taxes of $2.3 million, which is principally related to foreign and state income taxes. Results of operations for the 2005 first quarter and for the 2004 period do not include an income tax provision or benefit for current or deferred taxes primarily as a result of the continuing uncertainty regarding full utilization of the Company’s net deferred tax asset, including available net operating loss carryforwards, in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. The Company is required to maintain a valuation allowance for the majority of its deferred tax assets until a realization event occurs to support reversal of all, or a portion of, the allowance.

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

     The other postretirement benefits obligation, and postretirement benefits expense recognized through March 31, 2005, includes the expected favorable impact of the Medicare Prescription Drug, Improvement and Modernization Act (the “Act”), which was enacted on December 8, 2003. The Act provides for a federal subsidy, with tax-free payments commencing in 2006, to sponsors of retiree health care benefits plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law. In January 2005, the U.S. Federal government issued final regulations which clarify how the Act is to be implemented. Based upon these regulations, it is expected that the federal subsidy included in the law will result in a reduction in the other postretirement benefits obligation of approximately $70 million. This reduction will be recognized in the financial statements over a number of years as an actuarial experience gain.

     For the 2005 and 2004 first quarters, the components of pension expense for the Company’s defined benefit plans and components of postretirement benefit expense included the following (pretax, in millions):

	Three Months Ended
	March 31,
	2005	2004
	(unaudited)
Pension Benefits:
Service cost — benefits earned during the year	$7.0	$7.5
Interest cost on benefits earned in prior years	31.4	31.3
Expected return on plan assets	(38.4)	(36.8)
Amortization of prior service cost	5.4	6.3
Amortization of net actuarial loss	10.5	10.7

Net pension expense	$15.9	$19.0

	Three Months Ended
	March 31,
	2005	2004
	(unaudited)
Other Postretirement Benefits:
Service cost — benefits earned during the year	$0.8	$2.2
Interest cost on benefits earned in prior years	8.1	13.9
Expected return on plan assets	(2.0)	(2.2)
Amortization of prior service cost	(6.6)	—
Amortization of net actuarial loss	4.0	3.1

Net postretirement benefit expense	$4.3	$17.0

Total retirement benefit expense	$20.2	$36.0

Note 10. Business Segments

     Following is certain financial information with respect to the Company’s business segments for the periods indicated (in millions):

	Three Months Ended
	March 31,
	2005	2004
	(unaudited)
Total sales:

Flat-Rolled Products	$530.2	$332.0
High Performance Metals	279.2	193.7
Engineered Products	97.1	71.8

	906.5	597.5

Intersegment sales:

Flat-Rolled Products	5.3	2.4
High Performance Metals	16.5	15.0
Engineered Products	5.1	2.3

	26.9	19.7

Sales to external customers:

Flat-Rolled Products	524.9	329.6
High Performance Metals	262.7	178.7
Engineered Products	92.0	69.5

	$879.6	$577.8

Operating profit (loss):

Flat-Rolled Products	$39.2	$(11.0)
High Performance Metals	63.5	7.8
Engineered Products	11.2	3.8

Total operating profit	113.9	0.6

Corporate expenses	(10.3)	(5.6)
Interest expense, net	(10.4)	(8.2)
Other expenses, net of gains on asset sales	(9.7)	(1.2)
Retirement benefit expense	(20.2)	(36.0)

Income (loss) before income tax provision	$63.3	$(50.4)

     Retirement benefit expense represents pension expense and other postretirement benefit expenses. Operating profit with respect to the Company’s business segments excludes any retirement benefit expense.

     Other expenses, net of gains on asset sales for 2005 includes litigation expense of $5.3 million relating to an unfavorable court judgment issued in April 2005, concerning a commercial dispute with a raw material supplier.

Note 11. Financial Information for Subsidiary and Guarantor Parent

     The payment obligations under the $150 million 6.95% debentures due 2025 issued by Allegheny Ludlum Corporation (the “Subsidiary”) are fully and unconditionally guaranteed by Allegheny Technologies Incorporated (the “Guarantor Parent”). In accordance with positions established by the Securities and Exchange Commission, the financial information in this Note 11 sets forth separately financial information with respect to the Subsidiary, the non-guarantor subsidiaries and the Guarantor Parent. The principal elimination entries eliminate investments in subsidiaries and certain intercompany balances and transactions. Investments in subsidiaries, which are eliminated in consolidation, are included in other assets on the balance sheets.

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

Note 11. CONTINUED

Allegheny Technologies Incorporated

Financial Information for Subsidiary and Guarantor Parent

Balance Sheets

March 31, 2005 (unaudited)

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and cash equivalents	$0.1	$131.1	$100.0	$—	$231.2
Accounts receivable, net	0.4	196.8	228.4	—	425.6
Inventories, net	—	266.2	301.9	—	568.1
Prepaid expenses and other current assets	0.3	5.2	42.5	—	48.0

Total current assets	0.8	599.3	672.8	—	1,272.9
Property, plant, and equipment, net	—	330.7	378.8	—	709.5
Cost in excess of net assets acquired	—	112.1	94.5	—	206.6
Deferred pension asset	122.3	—	—	—	122.3
Deferred income taxes	53.4	—	—	—	53.4
Investments in subsidiaries and other assets	1,528.5	483.5	522.2	(2,472.8)	61.4

Total assets	$1,705.0	$1,525.6	$1,668.3	$(2,472.8)	$2,426.1

Liabilities and stockholders’ equity:
Accounts payable	$2.7	$143.2	$135.5	$—	$281.4
Accrued liabilities	602.2	66.0	280.4	(741.6)	207.0
Short-term debt and current portion of long-term debt	—	7.8	18.9		26.7

Total current liabilities	604.9	217.0	434.8	(741.6)	515.1
Long-term debt	308.2	405.4	36.0	(200.0)	549.6
Accrued postretirement benefits	—	262.8	207.7	—	470.5
Pension liabilities	255.6	—	—	—	255.6
Other long-term liabilities	10.5	26.6	72.4	—	109.5

Total liabilities	1,179.2	911.8	750.9	(941.6)	1,900.3

Total stockholders’ equity	525.8	613.8	917.4	(1,531.2)	525.8

Total liabilities and stockholders’ equity	$1,705.0	$1,525.6	$1,668.3	$(2,472.8)	$2,426.1

Note 11. CONTINUED

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations

For the three months ended March 31, 2005 (unaudited)

			Non-
	Guarantor		guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Sales	$—	$492.1	$387.5	$–	$879.6
Cost of sales	13.4	449.7	275.2	–	738.3
Selling and administrative expenses	19.5	9.1	38.2	–	66.8
Interest expense, net	(7.3)	(2.7)	(0.4)	–	(10.4)
Other income (expense) including equity in income of unconsolidated subsidiaries	103.5	1.1	0.5	(105.9)	(0.8)

Income (loss) before income tax provision (benefit)	63.3	31.7	74.2	(105.9)	63.3
Income tax provision (benefit)	2.3	—	—	—	2.3

Net income (loss)	$61.0	$31.7	$74.2	$(105.9)	$61.0

Condensed Statements of Cash Flows
For the three months ended March 31, 2005 (unaudited)

			Non-
	Guarantor		guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) operating activities	$35.0	$(53.8)	$37.5	$(23.4)	$(4.7)
Cash flows provided by (used in) investing activities	(33.8)	(2.7)	(15.7)	44.4	(7.8)
Cash flows provided by (used in) financing activities	(1.3)	11.5	3.7	(21.0)	(7.1)

Increase (decrease) in cash and cash equivalents	$(0.1)	$(45.0)	$25.5	$—	$(19.6)

Note 11. CONTINUED

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
December 31, 2004 (audited)

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and cash equivalents	$0.2	$176.1	$74.5	$—	$250.8
Accounts receivable, net	0.3	169.7	187.9	—	357.9
Inventories, net	—	266.8	246.2	—	513.0
Prepaid expenses, and other current assets	0.1	8.4	30.0	—	38.5

Total current assets	0.6	621.0	538.6	—	1,160.2
Property, plant, and equipment, net	—	336.5	381.8	—	718.3
Cost in excess of net assets acquired	—	112.1	93.2	—	205.3
Deferred pension asset	122.3	—	—	—	122.3
Deferred income taxes	53.0	—	—	—	53.0
Investment in subsidiaries and other assets	1,378.6	432.4	544.7	(2,299.1)	56.6

Total assets	$1,554.5	$1,502.0	$1,558.3	$(2,299.1)	$2,315.7

Liabilities and stockholders’ equity:
Accounts payable	$3.9	$164.2	$103.1	$—	$271.2
Accrued liabilities	547.6	63.2	283.6	(702.2)	192.2
Short-term debt and current portion of long-term debt	—	7.5	21.9	—	29.4

Total current liabilities	551.5	234.9	408.6	(702.2)	492.8
Long-term debt	308.4	404.8	40.1	(200.0)	553.3
Accrued postretirement benefits	—	263.1	209.6	—	472.7
Pension liabilities	240.9	—	—	—	240.9
Other long-term liabilities	27.8	26.6	75.7	—	130.1

Total liabilities	1,128.6	929.4	734.0	(902.2)	1,889.8

Total stockholders’ equity	425.9	572.6	824.3	(1,396.9)	425.9

Total liabilities and stockholders’ equity	$1,554.5	$1,502.0	$1,558.3	$(2,299.1)	$2,315.7

Note 11. CONTINUED

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations

For the three months ended March 31, 2004 (unaudited)

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Sales	$—	$301.7	$276.1	$—	$577.8
Cost of sales	26.6	310.0	230.8	—	567.4
Selling and administrative expenses	21.1	5.4	27.2	—	53.7
Interest expense, net	(5.1)	(2.7)	(0.4)	—	(8.2)
Other income (expense) including equity in income of unconsolidated subsidiaries	2.4	0.3	2.2	(3.8)	1.1

Income (loss) before income tax provision (benefit)	(50.4)	(16.1)	19.9	(3.8)	(50.4)
Income tax provision (benefit)	—	—	—	—	—

Net income (loss)	$(50.4)	$(16.1)	$19.9	$(3.8)	$(50.4)

Condensed Statements of Cash Flows

For the three months ended March 31, 2004 (unaudited)

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) operating activities	$(15.2)	$93.7	$(26.4)	$(52.3)	$(0.2)
Cash flows provided by (used in) investing activities	—	(3.5)	(9.1)	1.7	(10.9)
Cash flows provided by (used in) financing activities	15.0	(105.1)	38.3	50.6	(1.2)

Increase (decrease) in cash and cash equivalents	$(0.2)	$(14.9)	$2.8	$—	$(12.3)

Note 12. Commitments and Contingencies

     The Company is subject to various domestic and international environmental laws and regulations that govern the discharge of pollutants and disposal of wastes, and which may require that it investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. The Company could incur substantial cleanup costs, fines, and civil or criminal sanctions, third party property damage or personal injury claims as a result of violations or liabilities under these laws or noncompliance with environmental permits required at its facilities. The Company is currently involved in the investigation and remediation of a number of its current and former sites, as well as third party sites.

     Environmental liabilities are recorded when the Company’s liability is probable and the costs are reasonably estimable. In many cases, however, the Company is not able to determine whether it is liable or, if liability is probable, to reasonably estimate the loss or range of loss. Estimates of the Company’s liability remain subject to additional uncertainties, including the nature and extent of site contamination, available remediation alternatives, the extent of corrective actions that may be required, and the number, participation, and financial condition of other potentially responsible parties (“PRPs”). The Company expects that it will adjust its accruals to reflect new information as appropriate. Future adjustments could have a material adverse effect on the Company’s results of operations in a given period, but the Company cannot reliably predict the amounts of such future adjustments.

     Based on currently available information, the Company does not believe that there is a reasonable possibility that a loss exceeding the amount already accrued for any of the sites with which the Company is currently associated (either individually or in the aggregate) will be an amount that would be material to a decision to buy or sell the Company’s securities. Future developments, administrative actions or liabilities relating to environmental matters, however, could have a material adverse effect on the Company’s financial condition or results of operations.

     At March 31, 2005, the Company’s reserves for environmental remediation obligations totaled approximately $27 million, of which approximately $9.6 million were included in other current liabilities. The reserve includes estimated probable future costs of $9.5 million for federal Superfund and comparable state-managed sites; $9.1 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $5.7 million for owned or controlled sites at which Company operations have been discontinued; and $2.8 million for sites utilized by the Company in its ongoing operations. The Company continues to evaluate whether it may be able to recover a portion of future costs for environmental liabilities from third parties.

     The timing of expenditures depends on a number of factors that vary by site. The Company expects that it will expend present accruals over many years and that remediation of all sites with which it has been identified will be completed within thirty years.

     See Note 14. Commitments and Contingencies to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2004 for a discussion of legal proceedings affecting the Company. The following are updates to that discussion.

     TDY Industries, Inc. (“TDY”), a wholly-owned subsidiary of the Company, has conducted an environmental assessment of portions of a facility in San Diego, California that was formerly leased by one of the Company’s discontinued operations (“the San Diego facility”) from the San Diego Unified Port District (“the Port District”), at the request of the San Diego Regional Water Quality Control Board (“Regional Board”), and the Port District has commenced a site-wide environmental investigation. In October 2004, the Regional Board issued an order directing that TDY investigate contamination at the site and conduct a clean up if necessary. TDY appealed the order, which has been held in abeyance pending the outcome of the Company’s additional investigation directed primarily at neighboring properties. TDY is currently complying with the order. While the outcome of these environmental matters cannot be predicted with certainty, and the Company believes that the claims against it are not meritorious, an adverse resolution of the matters relating to the San Diego facility could have a material adverse affect on the Company’s results of operations and financial condition.

     TDY is continuing negotiations with the U.S. Environmental Protection Agency and the U.S. Government in connection with the Li Tungsten Superfund Site in Glen Cove, New York. Based on information presently available, the Company believes its reserves on this matter are adequate. An adverse resolution of this matter could have a material adverse effect on the Company’s results of operations and financial condition.

     A number of other lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its currently and formerly owned businesses, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, taxes, environmental and health and safety, and stockholder matters. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.

Note 13. Subsequent Events

     On April 5, 2005, the Company announced that ATI Metalworking Products acquired the assets of U.K.-based Garryson Limited (“Garryson”), a leading producer of tungsten carbide burrs, rotary tooling and specialty abrasive wheels and discs, from Elliot Industries Limited for approximately $17 million in cash. Garryson had sales of over $30 million in 2004.

     On April 29, 2005, the Company learned that an unfavorable judgment had been issued against TDY in a case filed in the United States District Court for the Northern District of Alabama (“District Court”) relating to a disputed tantalum graded powder raw material supply arrangement in late 2000. The supplier alleged that ATI Metalworking Products had failed to purchase certain tantalum graded powder under a supply contract, and TDY defended on the basis that the arrangement was a consignment with no purchase obligation. The District Court judge found against TDY. As a result, ATI’s results for the first quarter 2005 reflect a charge of $5.3 million of litigation expense, which includes compensatory damages and pre-judgment interest, and which is included in current accrued liabilities in the consolidated balance sheet at March 31, 2005. The Company plans to appeal the decision. This charge is included in selling and administrative expenses in the consolidated statement of operations, and in other expenses, net of gains on asset sales, in the Company’s business segment results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Allegheny Technologies Incorporated is one of the largest and most diversified producers of specialty materials in the world. Unless the context requires otherwise, “we”, “our” and “us” refer to Allegheny Technologies Incorporated and its subsidiaries.

Results of Operations

     We operate in the following three business segments, which accounted for the following percentages of total external sales for the first three months of 2005 and 2004:

	2005	2004
Flat-Rolled Products	60%	57%
High Performance Metals	30%	31%
Engineered Products	10%	12%

Revenues increased 52% to $880 million in the 2005 first quarter, compared to the 2004 first quarter. This revenue increase was the result of increased demand, higher prices and higher volume of products shipped across all three business segments, as well as the increased volume attributable to the J&L asset acquisition in the 2004 second quarter.

     For the first three months of 2005, operating profit increased to $113.9 million, compared to $0.6 million for the first three months of 2004. Operating performance benefited from strong demand, higher selling prices, ongoing cost reductions and capital investments, and from ATI Business System manufacturing initiatives. Segment operating margins as a percentage of sales for the first three months of 2005 and 2004 were:

	2005	2004
Flat-Rolled Products	7.5%	(3.3)%
High Performance Metals	24.2%	4.4%
Engineered Products	12.2%	5.5%

Results for 2005 included a LIFO inventory valuation reserve increase of $5.7 million, compared to a first quarter 2004 LIFO inventory valuation reserve increase of $48.1 million. Cost reductions, before the effects of inflation, totaled $30 million in the first quarter 2005.

     Business conditions in most of our end markets improved significantly compared to the prior year period. Robust demand from the early stage recovery of the commercial aerospace market drove High Performance Metals segment results, resulting in higher pricing and volume for our titanium alloys, nickel-based superalloys, and vacuum-melted specialty steels. In addition, our exotic alloys business had another strong quarter due to continued government, corrosion, and medical market strength. Flat-Rolled Products segment results were good, as shipment volumes increased 9% sequentially compared to the 2004 fourth quarter, although higher operating costs and customer inventory adjustments affected operating margins. In our Engineered Products segment, operating margins increased to over 12% as a result of ATI Business System improvements and strong demand from several key markets, such as oil and gas, aerospace, and transportation markets as well as general manufacturing.

     We remain optimistic about the prospects for ATI. Backlogs in our High Performance Metals segment are at near record levels and lead times have continued to lengthen. We expect sustained demand for our materials used for jet engine after-market parts and new commercial jet engines and airframes. In addition, we see continued strength for our exotic alloys. In our Flat-Rolled Products segment, capital goods markets are expected to remain strong. We believe stainless steel service center supply chain inventories are likely to be in better balance by the end of the second quarter 2005. The global electrical steel markets for power distribution are looking for added supply as that market gains momentum. Markets for our Engineered Products segment businesses remain robust.

     Retirement benefit expense was $20.2 million in the first quarter 2005 compared to $36.0 million in the first quarter 2004, primarily as a result of actions taken in the second quarter 2004 to control retiree medical costs and the favorable effect of the Medicare prescription drug legislation. First quarter 2005 results include litigation expense of $5.3 million relating to an unfavorable court judgment in April 2005 concerning a commercial dispute with a raw material supplier. First quarter 2005 results also include an income tax provision of $2.3 million, primarily for foreign and state income taxes. Results for 2004 do not include an income tax benefit as a result of the uncertainty concerning realization of the income tax benefit in the prior year. As a result of the improved market conditions and operating performance, net income for the first quarter 2005 was $61.0 million, or $0.61 per share, compared to a first quarter 2004 net loss of $50.4 million, or $(0.63) per share.

     Sales and operating profit (loss) for our three business segments are discussed below.

Flat-Rolled Products Segment

     Sales increased 59% to $524.9 million primarily due to improved demand, higher base-selling prices, higher raw material surcharges, and higher shipments including those from the Midland, PA and Louisville, OH facilities acquired in June 2004. Demand continued to be strong from the residential construction and remodeling, oil and gas, food service and equipment, and transportation markets. Demand improved from capital goods markets, such as chemical processing and power generation industries. Demand remained good from the automotive market for our specialty products, and we improved our position for automotive exhaust alloys as a result of the J&L asset acquisition.

     Segment operating income was $39.2 million, an increase of $50.2 million, primarily as a result of increased shipments, higher base-selling prices, additional surcharges, the benefits of gross cost reductions, and no LIFO inventory valuation reserve charge. First quarter 2004 results had a LIFO inventory valuation reserve charge of $37.6 million. Base prices for commodity products in the first quarter 2005 were approximately 12% higher than the first quarter 2004, and were essentially flat with the fourth quarter 2004. Results benefited from $23.1 million in gross cost reductions, before the effects of inflation.

Certain comparative information on the segment’s products is provided in the following table (unaudited):

	Three Months Ended
	March 31,		%
	2005	2004	Change
Volume (finished tons):
Commodity	129,942	87,016	49%
High Value	42,845	37,971	13%

Total	172,787	124,987	38%

Average prices (per finished ton):
Commodity	$2,345	$2,006	17%
High Value	$5,109	$4,081	25%
Combined Average	$3,030	$2,636	15%

High Performance Metals Segment

     Sales increased 47% to $262.7 million due primarily to improved demand for titanium alloys, nickel-based superalloys, and vacuum-melted specialty steels from the aerospace, biomedical, and power generation markets. Our exotic alloys business continued to benefit from sustained high demand from government and medical markets, and from corrosion markets particularly in Asia. Backlog of confirmed orders for the segment was $495 million at March 31, 2005, a $115 million increase from December 31, 2004.

     Segment operating profit was $63.5 million, an increase of $55.7 million, primarily as a result of increased shipments for most products, higher selling prices, and the benefits of gross cost reductions. Raw material cost inflation and higher inventory levels resulted in a LIFO inventory valuation reserve charge of $6.0 million in 2005 compared to a $8.6 million charge in the first quarter of 2004. Results for 2005 benefited from $5.5 million of gross cost reductions, before the effects of inflation.

     Certain comparative information on the segment’s major products is provided in the following table (unaudited):

	Three Months Ended
	March 31,		%
	2005	2004	Change
Volume (000’s pounds):
Nickel-based and specialty steel alloys	10,349	8,944	16%
Titanium mill products	6,137	5,023	22%
Exotic alloys	1,027	1,185	(13)%

Average prices (per pound):
Nickel-based and specialty steel alloys	$9.77	$7.73	26%
Titanium mill products	$17.37	$11.41	52%
Exotic alloys	$40.48	$36.32	11%

Exotic alloys pricing and volume comparisons were significantly affected by product mix.

Engineered Products Segment

     Sales improved 32% to $92.0 million. Operating profit was $11.2 million, an increase of $7.4 million, primarily as a result of higher sales volumes, improved pricing, cost reductions and lower LIFO inventory valuation reserve charges. Changes in raw material costs and inventory levels resulted in a LIFO inventory valuation reserve gain of $0.3 million in 2005, compared to a $1.9 million charge in the first quarter of 2004. Demand for tungsten products in our Metalworking Products operation remained strong from the oil and gas, aerospace, and general manufacturing markets. Demand remained strong for our forged products from the Class 8 truck, and construction and mining markets. Demand for our cast products was strong from the transportation, wind energy, and oil and gas markets. Results benefited from $1.5 million in gross cost reductions, before the effects of inflation.

Corporate Items

     Corporate expenses increased to $10.3 million for the first quarter of 2005 compared to $5.6 million for the first quarter of 2004. This increase is due primarily to expenses associated with cash and equity-based long-term performance-based incentive compensation programs. We adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”) on January 1, 2005, using the modified prospective method. Under the modified prospective method, the effect of the standard is recognized in the period of adoption and in future periods. Prior periods, which were accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), are not restated to reflect the impact of adopting the new standard.

     SFAS 123R requires share-based payments to be accounted for at fair value, measured at the grant date for equity awards, and recognized as expense over the requisite service period. As a result, compensation expense recognized under SFAS 123R may be subject to less volatility than the compensation expense recognized under APB 25, which required adjustments under the intrinsic value method for variable awards where the number of shares to be awarded, or the share price, was not known at the grant date. Had we accounted for equity-based compensation under the SFAS 123R fair value expense method in 2004, we would have recorded $9.6 million of lower compensation expense for the year.

     Net interest expense increased to $10.4 million for the first quarter of 2005 from $8.2 million for the same period last year. The increase was primarily related to interest associated with the financing of the June 2004 J&L asset acquisition and higher short-term interest rates.

     Other expenses, net of gains on asset sales for 2005 includes litigation expense of $5.3 million relating to an unfavorable court judgment in April 2005 concerning a commercial dispute with a raw material supplier.

     Retirement benefit expense declined to $20.2 million in the first quarter 2005, compared to $36.0 million in the first quarter 2004, primarily as a result of actions taken in the second quarter 2004 to control retiree and medical costs and the favorable effect of the Medicare prescription drug legislation. Approximately $13.7 million of the first quarter 2005 retirement benefit expense was non-cash. For the first quarter 2005, retirement benefit expense increased cost of sales by $14.2 million, and selling and administrative expenses by $6.0 million. For the first quarter 2004, retirement benefit expense increased cost of sales by $27.6 million, and selling and administrative expenses by $8.4 million. Retirement benefit expense for the full year 2005 is expected to decline to approximately $81 million from $120 million in 2004. The pension expense portion of retirement benefit expense is expected to decrease to approximately $63 million for 2005 compared to $74 million in 2004 as actual returns on pension assets in 2004 were higher than expected. This decrease was partially offset by a lower assumed discount rate to value pension benefit liabilities. Postretirement medical expense for 2005, which is now expected to be approximately $17 million compared to $46 million for 2004, will continue to benefit from the actions taken in the second quarter 2004 to control retiree medical costs. This was partially offset by a lower assumed discount rate to value plan liabilities. The revised 2005 postretirement medical expense reflects a $7 million reduction from the previous 2005 estimate due primarily to a revision of the projected impact of the Medicare prescription drug legislation resulting from updated regulations.

     We are not required to make cash contributions to the defined benefit pension plan for 2005 and, based on current regulations and actuarial studies, we do not expect to be required to make cash contributions to our U.S. defined benefit pension plan during the next several years. However, we may elect, depending upon investment performance of the pension plan assets and other factors, to make voluntary cash contributions to this pension plan in the future.

Income Taxes

     The 2005 first quarter includes a provision for income taxes of $2.3 million, which is principally related to foreign and state income taxes. No income tax benefit or provision was recognized in 2004. Results of operations for the 2005 first quarter and for the 2004 period do not include any significant U.S. Federal income tax provision or benefit for current or deferred taxes primarily as a result of the continuing uncertainty regarding full utilization of our net deferred tax asset and available operating loss carryforwards. We maintain a valuation allowance for a major portion of our deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes”. Future tax provisions or benefits will be recognized when taxable income exceeds net operating tax loss carry-forwards resulting in cash tax payments, or when tax losses, if any, are recoverable as cash refunds, or due to changes in our judgment regarding the realizability of our deferred tax assets. As of December 31, 2004, we had a U. S. Federal income tax net operating loss carryforward of approximately $150 million, which equates to a U.S. Federal tax benefit of approximately $52 million. This carryforward is available to offset any taxable income in 2005, or in future periods through 2024.

Financial Condition and Liquidity

Cash Flow and Working Capital

     During the three months ended March 31, 2005, cash used by operations was $4.7 million, as the significant improvement in operating earnings was more than offset by a $122.2 million increase in managed working capital in the quarter. Capital expenditures were $7.2 million. The principal financing activities were $5.8 million of net debt repayments and $5.8 million of dividends paid. At March 31, 2005, cash and cash equivalents totaled $231.2 million, a decrease of $19.6 million from December 31, 2004.

     As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable and gross inventories, less accounts payable. In measuring performance in controlling this managed working capital, we exclude the effects of LIFO inventory valuation reserves, excess and obsolete inventory reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. At March 31, 2005, managed working capital was 27.2% of annualized sales compared to 29.5% of annualized sales at December 31, 2004. During the first three months of 2005, managed working capital increased by $122.2 million, to $974.8 million. The increase in managed working capital from December 31, 2004 was due to increased accounts receivable of $68.2 million, which reflects the higher level of sales in the first quarter 2005 compared to the fourth quarter 2004, and increased inventory of $63.3 million, mostly as a result of higher raw material costs and increased business volumes, which was partially offset by increased accounts payable of $9.3 million. The majority of the increase in raw material costs should be recovered through surcharges and index pricing mechanisms.

The components of managed working capital were as follows:

	March 31,	December 31,
(Unaudited, in millions)	2005	2004	Change
Accounts receivable	$425.6	$357.9
Inventories	568.1	513.0
Accounts payable	(281.4)	(271.2)

Subtotal	712.3	599.7

Allowance for doubtful accounts	9.1	8.4
LIFO reserves	229.6	223.9
Corporate and other	23.8	20.6

Managed working capital	$974.8	$852.6	$122.2

Annualized prior 2 months sales	$3,588.0	$2,887.0

Managed working capital as a % of annualized sales	27.2%	29.5%

     A regular quarterly dividend of $0.06 per share of common stock was declared on March 21, 2005, payable to stockholders of record at the close of business on March 29, 2005. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate.

Debt

     At March 31, 2005, we had $576.3 million in total outstanding debt, a decrease of $6.4 million compared to December 31, 2004. The decrease was primarily due to repayments of short-term debt at our STAL joint venture.

     In managing our overall capital structure, one of the measures on which we focus is net debt to total capitalization, which is the percentage of our debt to our total invested and borrowed capital. In determining this measure, debt and total capitalization are net of cash on hand which may be available to reduce borrowings. Our net debt to total capitalization improved to 39.6% at March 31, 2005 from 43.8% at December 31, 2004. The net debt to total capitalization was determined as follows:

	March 31,	December 31,
(Unaudited - dollars in millions)	2005	2004
Total debt	$576.3	$582.7
Less: cash	(231.2)	(250.8)

Net debt	$345.1	$331.9

Net debt	$345.1	$331.9
Stockholders’ equity	525.8	425.9

Total capitalization	$870.9	$757.8

Net debt to total capitalization	39.6%	43.8%

     We did not borrow funds under our secured domestic credit facility during the first three months of 2005, or during all of 2004 or 2003. We have a $325 million four-year senior secured domestic revolving credit facility (“the facility”), which expires in June 2007, and which is secured by all accounts receivable and inventory of our U.S. operations, and includes capacity for up to $175 million in letters of credit. Outstanding letters of credit issued under the facility at March 31, 2005 were approximately $123 million.

     The facility limits capital expenditures, investments and acquisitions of businesses, new indebtedness, asset divestitures, payment of dividends, and common stock repurchases which we may incur or undertake during the term of the facility without obtaining permission of the lending group. In addition, the secured credit facility contains a financial covenant, which is not measured unless our undrawn availability as described in the facility is less than $150 million. This financial covenant, when measured, requires us to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to fixed charges of at least 1.0 to 1.0. EBITDA is adjusted for non-cash items such as income/loss on investments accounted for under the equity method of accounting, non-cash pension expense/income, and that portion of retiree medical and life insurance expenses paid from our VEBA trust. EBITDA is reduced by capital expenditures and cash taxes paid, and increased for cash tax refunds. Fixed charges include gross interest expense, dividends paid and scheduled debt payments. Our ability to borrow under the secured credit facility in the future could be adversely affected if we fail to maintain the applicable covenants under the agreement governing the facility.

     At March 31, 2005, we had the ability to access the entire $325 million undrawn availability under the facility, which is calculated including outstanding letters of credit and domestic cash on hand.

     We believe that internally generated funds, current cash on hand, and capacity provided from our secured credit facility will be adequate to meet our foreseeable liquidity needs.

Critical Accounting Policies

Inventory

     At March 31, 2005, we had net inventory of $568.1 million. Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO) and average cost methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. The prices for many of the raw materials we use have recently been extremely volatile, especially during 2004 when raw material prices rose rapidly, compared to 2003. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a rapid rise in raw material costs has a negative effect on our operating results. For example, in 2004 the effect of the increase in raw material costs on our LIFO inventory valuation method resulted in cost of sales which was $112.2 million higher than would have been recognized if we utilized the FIFO methodology to value our inventory. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold.

     Since the LIFO inventory valuation methodology is designed for annual determination, interim estimates of the annual LIFO valuation are required. We recognize the effects of the LIFO inventory valuation method on an interim basis by projecting the expected annual LIFO cost and allocating that projection to the interim quarters equally. These projections of the annual LIFO cost are updated quarterly and are evaluated based upon current material, labor and overhead costs and projections for such costs at the end of the year plus projections regarding year-end inventory levels.

     We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting reserve, if any, is recognized as an expense in the period that the need for the reserve is identified. At March 31, 2005, no such reserves were required. It is our general policy to write-down to scrap value any inventory that is identified as obsolete and any inventory that has aged or has not moved in more than twelve months. In some instances this criterion is up to twenty-four months due to the longer manufacturing and distribution process for such products.

Income Taxes

     Deferred income taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes, or differences between the fair value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income taxes represent future tax benefits (assets) or costs (liabilities) to be recognized when those temporary differences reverse. We evaluate on a quarterly basis whether, based on all available evidence, we believe that our deferred income tax assets will be realizable. Valuation allowances are established when it is estimated that it is probable (more likely than not) that the tax benefit of the deferred tax asset will not be realized. The evaluation, as prescribed by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” includes the consideration of all available evidence, both positive and negative, regarding historical operating results including recent periods of profitability mitigated by prior years with reported losses, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused. Future realization of deferred income tax assets ultimately depends upon the existence of sufficient taxable income within the carryback, carryforward period available under tax law.

     The recognition of a valuation allowance is recorded as a non-cash charge to the income tax provision with an offsetting reserve against the deferred income tax asset. Should we generate pretax losses in future periods, a tax benefit would not be recorded and the valuation allowance recorded would increase. Under these circumstances the net loss recognized and net loss per share for that period would be larger than a comparable period when a favorable tax benefit was recorded. However, tax provisions or benefits would continue to be recognized, as appropriate, on state and local taxes, and taxes related to foreign jurisdictions. The recognition of a valuation allowance does not affect our ability to utilize the deferred tax asset in the future. If in a future period based upon our continuing profitability and other factors we determine that the deferred income tax asset, or a portion thereof, will be realizable, the existing valuation allowance will be reduced resulting in a non-cash income tax benefit, and the Company would recognize current and deferred U.S. Federal income taxes on reported earnings from that point forward.

     At March 31, 2005, we had a net deferred income tax asset, net of deferred income tax liabilities and deferred tax asset valuation allowances, of $53.4 million. A significant portion of our deferred income tax asset relates to postretirement employee benefit obligations, which have been recognized for financial reporting purposes but are not deductible for income tax reporting purposes until the benefits are paid. These benefit payments are expected to occur over an extended period of years. We have not had a federal net operating loss or tax credit carryforward expire unutilized.

Other Critical Accounting Policies

     A summary of other significant accounting policies is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Garryson Acquisition

     On April 5, 2005, we announced that ATI Metalworking Products acquired the assets of U.K.-based Garryson Limited (“Garryson”), a leading producer of tungsten carbide burrs, rotary tooling and specialty abrasive wheels and discs, from Elliot Industries Limited for approximately $17 million in cash. Garryson had sales of over $30 million in 2004.

Other Matters

Product Pricing

     From time-to-time, intense competition and excess manufacturing capacity in the commodity stainless steel industry have resulted in reduced prices, excluding raw material surcharges, for many of our stainless steel products. These factors have had and may have an adverse impact on our revenues, operating results and financial condition.

     Although inflationary trends in recent years have been moderate, during the same period certain critical raw material costs, such as nickel and molybdenum, and scrap containing iron, nickel and titanium, have been volatile. While we have been able to mitigate some of the adverse impact of rising raw material costs through surcharges to customers, rapid increases in raw material costs may adversely affect our results of operations.

     We change prices on certain of our products from time-to-time. The ability to implement price increases is dependent on market conditions, economic factors, competitive factors, raw material costs and availability, operating costs, and other factors, some of which are beyond our control. The benefits of any price increases may be delayed due to long manufacturing lead times and the terms of existing contracts.

Volatility of Prices of Critical Raw Materials; Availability of Critical Raw Materials and Services

     We rely to a substantial extent on third parties to supply certain raw materials that are critical to the manufacture of our products. We also depend on third parties to provide conversion services that may be critical to the manufacture of our products. Purchase prices and availability of these critical raw materials and services are subject to volatility. At any given time, we may be unable to obtain an adequate supply of these critical raw materials or services on a timely basis, on price and other terms acceptable, or at all.

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

     The manufacture of some of our products is a complex process and requires long lead times. As a result, we may experience delays or shortages in the supply of raw materials or conversion services. If we are unable to obtain adequate and timely deliveries of required raw materials or conversion services, we may be unable to timely manufacture sufficient quantities of products. This could cause us to lose sales, incur additional costs, delay new product introductions or suffer harm to our reputation.

     We acquire certain important raw materials that we use to produce our specialty materials, including nickel, chrome, cobalt, titanium sponge, and ammonium paratungstate, from foreign sources. Some of these sources operate in countries that may be subject to unstable political and economic conditions. These conditions may disrupt supplies or affect the prices of these materials.

Volatility of Energy Prices; Availability of Energy Resources

     Energy resources markets are subject to conditions that may create volatility in the prices and uncertainty in the availability of energy resources. We rely upon third parties for our supply of energy resources consumed in the manufacture of products. The prices for and availability of electricity, natural gas, oil and other energy resources are subject to volatile market conditions. These market conditions often are affected by political and economic factors beyond our control. Disruptions in the supply of energy resources could temporarily impair the ability to manufacture products for customers. Further, increases in energy costs, or changes in costs relative to energy costs paid by competitors, have and may continue to adversely affect our profitability. To the extent that these uncertainties cause suppliers and customers to be more cost sensitive, increased energy prices may have an adverse effect on our results of operations and financial condition.

Labor Matters

     We have approximately 9,000 full-time employees. A portion of our workforce is covered by various collective bargaining agreements, principally with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USWA”), including: approximately 2,950 Allegheny Ludlum production, office and maintenance employees covered by collective bargaining agreements that are effective through June 2007; approximately 220 Oremet employees covered by a collective bargaining agreement that is effective through June 2007; approximately 565 Wah Chang employees covered by a collective bargaining agreement that continues through March 2008, and approximately 180 employees at our Casting Service facility in LaPorte, Indiana, covered by a collective bargaining agreement that is effective through December 2007.

     Generally, agreements that expire may be terminated after notice by the union. After termination, the union may authorize a strike. A strike by the employees covered by one or more of the collective bargaining agreements could materially adversely affect our operating results. There can be no assurance that we will succeed in concluding collective bargaining agreements with the unions to replace those that expire. Collective bargaining agreements involving our Portland Forge facility at Portland, Indiana, covering a total of approximately 190 employees represented by three unions, expired April 30, 2005.

Environmental

     When it is probable that a liability has been incurred or an asset has been impaired, we recognize a loss if the amount of the loss can be reasonably estimated.

     We are subject to various domestic and international environmental laws and regulations that govern the discharge of pollutants into the air or water and the disposal of hazardous substances, which may require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including sites at which we have been identified as a potentially responsible party (“PRP”) under the Federal Superfund laws, and comparable state laws. We could incur substantial cleanup costs, fines and civil or criminal sanctions, third party property damage or personal injury claims as a result of violations or liabilities under these laws or non-compliance with environmental permits required at our facilities. We are currently involved in the investigation and remediation of a number of our current and former sites as well as third party sites under these laws.

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

     Environmental liabilities are recorded when our liability is probable and the costs are reasonably estimable. In many cases, investigations are not at a stage where we are able to determine whether we are liable or, if liability is probable, to reasonably estimate the loss, or certain components thereof. Accordingly, as investigation and remediation of these sites proceed and as we receive new information, we expect that we will adjust our accruals to reflect the new information. Future adjustments could have a material adverse effect on our results of operations in a given period, but we cannot reliably predict the amounts of such future adjustments. At March 31, 2005, our reserves for environmental matters totaled approximately $27 million.

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

Acquisition and Disposition Strategies

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

Internal Controls Over Financial Reporting

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Forward-Looking and Other Statements

     From time to time, we have made and may continue to make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements in this report relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Such forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results or performance to materially differ from any future results or performance expressed or implied by such statements. Various of these factors are described from time to time in our filings with the Securities and Exchange Commission, including our Report on Form 10-K for the year ended December 31, 2004. We assume no duty to update our forward-looking statements.

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

     Foreign currency exchange contracts are used to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies expected to be received from our export sales for pre-established

U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of our forecasted export sales transactions in which settlement will occur in future periods and which otherwise would expose us, on the basis of aggregate net cash flows in respective currencies, to foreign currency risk. Changes in the fair value of our foreign currency derivatives are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in the statement of operations.

     As part of our risk management strategy, we purchase exchange-traded futures contracts from time to time to manage exposure to changes in nickel prices, a component of raw material cost for some of our flat-rolled and high performance metals products. The nickel futures contracts obligate us to make or receive a payment equal to the net change in value of the contract at its maturity. These contracts are designated as hedges of the variability in cash flows of a portion of our forecasted purchases of nickel. Changes in the fair value of our nickel derivatives are recognized in other comprehensive income until the hedged item is recognized in the statement of operations. The ineffective portion of a derivative’s change in fair value is immediately recognized in the statement of operations.

     We use raw materials surcharge and index mechanisms to offset the impact of increased raw material costs; however, competitive factors in the marketplace may limit our ability to institute such mechanisms, and there can be a delay between the increase in the price of raw materials and the realization of the benefit of such mechanisms. For example, since we generally use in excess of 45,000 tons of nickel each year, a hypothetical change of $1.00 per pound in nickel prices would result in increased costs of approximately $90 million. In addition, we also use in excess of 340,000 tons of ferrous scrap in the production of our products and a hypothetical change of $10.00 per ton would result in increased costs of approximately $3.4 million.

     While we enter into raw materials futures contracts from time-to-time to hedge exposure to price fluctuations, such as for nickel, we cannot be certain that our hedge position adequately reduces exposure. We believe that we have adequate controls to monitor these contracts, but we may not be able to accurately assess exposure to price volatility in the markets for critical raw materials.

     Energy resources markets are subject to conditions that create uncertainty in the prices and availability of energy resources. The prices for and availability of electricity, natural gas, oil and other energy resources are subject to volatile market conditions. These market conditions often are affected by political and economic factors beyond our control. Increases in energy costs, or changes in costs relative to energy costs paid by competitors, has and may continue to adversely affect our profitability. To the extent that these uncertainties cause suppliers and customers to be more cost sensitive, increased energy prices may have an adverse effect on our results of operations and financial condition. We use approximately 10 to 12 million MMBtu’s of natural gas annually, depending upon business conditions, in the manufacture of our products. These purchases of natural gas expose us to risk of higher gas prices. For example, a hypothetical $1.00 per MMBtu increase in the price of natural gas would result in increased annual energy costs of approximately $10 to $12 million.

     We also enter into energy swap contracts as part of our overall risk management strategy. The swap contracts are used to manage exposure to changes in natural gas costs, a component of production costs for our operating units. The energy swap contracts obligate us to make or receive a payment equal to the net change in value of the contract at its maturity. These contracts are designated as hedges of the variability in cash flows of a portion of our forecasted energy payments. Changes in the fair value of our energy derivatives are recognized in other comprehensive income until the hedged item is recognized in the statement of operations. The ineffective portion of a derivative’s change in fair value is immediately recognized in the statement of operations.

     At March 31, 2005, we had aggregate consolidated indebtedness of approximately $576 million, most of which bears interest at fixed rates. In a period of declining interest rates, we face the risk of required interest payments exceeding those based on the then current market rate. From time-to-time, we may enter into interest rate swap contracts to manage our exposure to interest rate risks.

     We believe that adequate controls are in place to monitor these hedging activities. However, many factors, including those beyond our control such as changes in domestic and foreign political and economic conditions, as well as the magnitude and timing of interest rate, energy price and nickel price changes, could adversely affect these activities.

     We market our products to a diverse customer base, principally throughout the United States. Trade credit is extended based upon evaluations of each customer’s ability to perform its obligations, which are updated periodically. Sales of our products are dependent upon the economic condition of the markets in which we serve. Difficulties and uncertainties in the business environment may affect our customer’s creditworthiness and ability to pay their obligations.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of March 31, 2005, and they concluded that these controls and procedures are effective.

(b) Changes in Internal Controls

There was no change in our internal control over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures as of March 31, 2005, conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

A number of lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental, health and safety, and stockholder matters. Certain of such lawsuits, claims and proceedings are described in our Annual Report on Form 10-K for the year ended December 31, 2004. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.

Item 2. Change in Securities, Use of Proceeds And Issuer Purchases of Equity Securities

				(d) Maximum
				Number (or
	(a) Total		(c) Total Number	Approximate
	Number of		of Shares (or	Dollar Value) of
	Shares		Units) Purchased	Shares (or Units)
	(or	(b) Average	as Part of	that May Yet Be
	Units)	Price Paid	Publicly	Purchased Under
	Purchased	per Share	Announced Plans	the Plans or
Period	(1)	(or Unit)	or Programs	Programs
Month 1 (1/1-1/31)
Month 2 (2/1 - 2/28)	101,499	$22.855	0	0
Month 3 (3/1 - 3/31)
Total	101,499	$22.855	0	0

(1)	Shares purchased to satisfy employee tax withholding on equity compensation from nonvested and Total Shareholder Return plan stock awards.

Item 4. Submission of Matters to a Vote of Security Holders

Our 2005 annual meeting of stockholders was held on April 22, 2005. Proxies for the meeting were solicited by us pursuant to Regulation 14A under the Securities Exchange Act of 1934. At that meeting, three proposals required shareholder approval.

Item A – Election of Directors. The five nominees for election as directors named in the proxy statement for the meeting were elected, having received the following number of votes:

		Number of Votes
Name	Number of Votes For	Withheld
Robert P. Bozzone	88,319,622	431,862
James C. Diggs	88,376,684	374,800
Michael J. Joyce	86,729,421	2,022,063
W. Craig McClelland	84,721,407	2,030,077
Louis J. Thomas	88,351,533	399,951

Item B — Ratification of Ernst & Young as the independent auditors of the Company for the fiscal year ending December 31, 2005

	Number of Votes	Number of Votes
Number of Votes For	Against	Abstained
86,458,819	2,234,981	57,683

Item C – Reapproval of Performance-Based Goals Under the 2000 Incentive Plan.

	Number of Votes	Number of Votes
Number of Votes For	Against	Abstained
83,993,582	1,227,715	3,530,187

Item 6. Exhibits

(a) Exhibits

10.1	2005 Annual Incentive Plan (filed herewith).

10.2	Administrative Rules for the Total Shareholder Return Incentive Compensation Program (as amended as of January 1, 2005), and Form of Total Shareholder Return Incentive Compensation Plan Agreement effective as of January 1, 2005 (filed herewith).

10.3	Form of Restricted Stock Agreement dated February 24, 2005 (filed herewith).

10.4	Key Employee Performance Plan, as amended (filed herewith).

10.5	Form of Amended and Restated Change in Control Severance Agreement (filed herewith).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHENY TECHNOLOGIES INCORPORATED
(Registrant)

Date: May 5, 2005	By	/s/ Richard J. Harshman

Richard J. Harshman
Executive Vice President-Finance and
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)

Date: May 5, 2005	By	/s/ Dale G. Reid

Dale G. Reid
Vice President, Controller and
Chief Accounting Officer and Treasurer
(Principal Accounting Officer)

EXHIBIT INDEX

10.1	2005 Annual Incentive Plan (filed herewith).

10.2	Administrative Rules for the Total Shareholder Return Incentive Compensation Program (as amended as of January 1, 2005), and Form of Total Shareholder Return Incentive Compensation Plan Agreement effective as of January 1, 2005 (filed herewith).

10.3	Form of Restricted Stock Agreement dated February 24, 2005 (filed herewith).

10.4	Key Employee Performance Plan, as amended (filed herewith).

10.5	Form of Amended and Restated Change in Control Severance Agreement (filed herewith).

10.6	2000 Incentive Plan (as amended) (filed herewith)

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).