Form 10-Q
period 2005-06-30
ALLEGHENY TECHNOLOGIES INC
filed 2005-08-05
CIK 1018963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ___to ___
Commission File Number 1-12001
ALLEGHENY TECHNOLOGIES INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	25-1792394

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Six PPG Place Pittsburgh, Pennsylvania	15222-5479

(Address of Principal Executive Offices)	(Zip Code)
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
Yes ☑                    No ☐
     At July 29, 2005, the registrant had outstanding 96,701,427 shares of its Common Stock.

ALLEGHENY TECHNOLOGIES INCORPORATED
SEC FORM 10-Q
QUARTER ENDED JUNE 30, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$253.2	$250.8
Accounts receivable, net	435.4	357.9
Inventories, net	628.7	513.0
Prepaid expenses and other current assets	34.6	38.5

Total Current Assets	1,351.9	1,160.2

Property, plant and equipment, net	701.4	718.3
Cost in excess of net assets acquired	203.9	205.3
Deferred pension asset	122.3	122.3
Deferred income taxes	61.6	53.0
Other assets	64.2	56.6

Total Assets	$2,505.3	$2,315.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$277.0	$271.2
Accrued liabilities	203.6	192.2
Short-term debt and current portion of long-term debt	20.2	29.4

Total Current Liabilities	500.8	492.8

Long-term debt	548.1	553.3
Accrued postretirement benefits	468.9	472.7
Pension liabilities	269.9	240.9
Other long-term liabilities	114.7	130.1

Total Liabilities	1,902.4	1,889.8

Stockholders’ Equity:
Preferred stock, par value $0.10: authorized- 50,000,000 shares; issued-none	—	—
Common stock, par value $0.10, authorized-500,000,000 shares; issued-98,951,490 shares at June 30, 2005 and December 31, 2004; outstanding-96,544,993 shares at June 30, 2005 and 95,782,011 shares at December 31, 2004	9.9	9.9
Additional paid-in capital	506.2	481.2
Retained earnings	472.4	345.5
Treasury stock: 2,406,497 shares at June 30, 2005 and 3,169,479 shares at December 31, 2004	(60.1)	(79.4)
Accumulated other comprehensive loss, net of tax	(325.5)	(331.3)

Total Stockholders’ Equity	602.9	425.9

Total Liabilities and Stockholders’ Equity	$2,505.3	$2,315.7

The accompanying notes are an integral part of these statements.

ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Sales	$904.2	$646.5	$1,783.8	$1,224.3

Costs and expenses:
Cost of sales	732.5	593.9	1,470.8	1,161.3
Selling and administrative expenses	65.4	57.8	132.2	111.5
Curtailment gain, net of restructuring costs	—	(40.4)	—	(40.4)

Income (loss) before interest, other income (expense), and income taxes	106.3	35.2	180.8	(8.1)

Interest expense, net	(10.6)	(7.8)	(21.0)	(16.0)
Other income (expense)	(1.0)	(0.8)	(1.8)	0.3

Income (loss) before income tax provision	94.7	26.6	158.0	(23.8)

Income tax provision	3.0	—	5.3	—

Net income (loss)	$91.7	$26.6	$152.7	$(23.8)

Basic net income (loss) per common share	$0.96	$0.33	$1.60	$(0.30)

Diluted net income (loss) per common share	$0.91	$0.31	$1.53	$(0.30)

Dividends declared per common share	$0.06	$0.06	$0.12	$0.12

The accompanying notes are an integral part of these statements.

ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Operating Activities:
Net income (loss)	$152.7	$(23.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37.0	37.9
Non-cash curtailment gain and restructuring charges, net	—	(45.6)
Deferred income taxes	4.2	—
Capital (gains) losses on sale of property, plant and equipment	—	(1.4)
Change in operating assets and liabilities:
Inventories	(109.5)	(33.5)
Accounts receivable	(71.8)	(56.9)
Pension assets and liabilities	29.0	34.8
Postretirement benefits	(3.7)	19.1
Accounts payable	3.1	56.9
Income tax refunds receivable	—	6.9
Accrued liabilities and other	18.8	27.2

Cash provided by operating activities	59.8	21.6

Investing Activities:
Purchases of property, plant and equipment	(19.8)	(25.2)
Purchases of businesses and investment in ventures	(17.7)	(7.5)
Asset disposals and other	(1.2)	1.0

Cash used in investing activities	(38.7)	(31.7)

Financing Activities:
Payments on long-term debt and capital leases	(22.3)	(14.3)
Borrowings on long-term debt	9.9	10.7
Net borrowings (repayments) under credit facilities	(1.1)	0.4

Net decrease in debt	(13.5)	(3.2)
Exercises of stock options	6.3	2.6
Dividends paid	(11.5)	(4.9)

Cash used in financing activities	(18.7)	(5.5)

Increase (decrease) in cash and cash equivalents	2.4	(15.6)
Cash and cash equivalents at beginning of the year	250.8	79.6

Cash and cash equivalents at end of period	$253.2	$64.0

The accompanying notes are an integral part of these statements.

ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
Note 1. Accounting Policies
Basis of Presentation
     The interim consolidated financial statements include the accounts of Allegheny Technologies Incorporated and its subsidiaries. Unless the context requires otherwise, “Allegheny Technologies”, “ATI” and “the Company” refer to Allegheny Technologies Incorporated and its subsidiaries.
     These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K. The results of operations for these interim periods are not necessarily indicative of the operating results for any future period.
Stock-based Compensation
     Effective January 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”). Under the revised standard, companies may no longer account for share-based compensation transactions, such as stock options, restricted stock, and potential payments under programs such as the Company’s Total Shareholder Return (“TSR”) plans, using the intrinsic value method as defined in APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Instead, companies are required to account for such equity transactions using an approach in which the fair value of an award is estimated at the date of grant and recognized as an expense over the requisite service period. Compensation expense is adjusted for equity awards that do not vest because service or performance conditions are not satisfied. However, compensation expense already recognized is not adjusted if market conditions are not met, such as the Company’s total shareholder return performance relative to a peer group under the Company’s TSR plans, or for stock options which expire “out-of-the-money”. The new standard was adopted using the modified prospective method and beginning with the first quarter 2005, the Company reflects compensation expense in accordance with the SFAS 123R transition provisions. Under the modified prospective method, the effect of the standard is recognized in the period of adoption and in future periods. Prior periods have not been restated to reflect the impact of adopting the new standard.
     Second quarter 2005 compensation expense related to share-based incentive plans was $2.5 million compared to $8.9 million in the second quarter of 2004. For the six months ended June 30, 2005, share-based compensation expense was $5.2 million, compared to $10.1 million for the first six months of 2004. Share-based compensation expense for the first six months of 2005 includes $1.6 million related to expensing of stock options. Net income for the year ended December 31, 2004 would have been $9.6 million higher, at $29.4 million, had share-based compensation expense been accounted for under SFAS 123R, and net income per diluted share for the year ended December 31, 2004 would have been $0.33 under FAS 123R, rather than $0.22. The following table illustrates for each quarter of 2004 the effect on operating results and per share information had the Company accounted for share-based compensation in accordance with SFAS 123R during those periods.

In millions, except per share amounts:

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
The Company has provided a full valuation allowance associated with the tax benefits of the adoption of SFAS 123R.
     The Company sponsors three principal share-based incentive compensation programs. The general terms of each arrangement, the method of estimating fair value for each arrangement and 2005 activity is reported below.
Stock option awards: Options to employees were granted with graded vesting in one-third increments over three years, based on term of service. Fair value as calculated under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, is used to recognize expense upon adoption of SFAS 123R. Fair values for each grant were estimated using a Black-Scholes-Merton valuation model which utilized assumptions for stock price volatility, estimated life based on historical option exercise patterns, and projected dividends. The Company has not granted any stock options, other than grants to non-employee directors, since 2003. In the 2005 second quarter, the Company granted options to purchase 9,000 shares of Common Stock to non-employee directors. Compensation expense related to stock option awards was $0.8 million for the second quarter 2005 and $1.6 million for the six months ended June 30, 2005. Approximately $1.1 million of unrecognized compensation expense related to unvested stock option awards will be recognized, in declining amounts, through the first six months of 2006, when all existing grants will have vested.
Nonvested stock awards: Awards of nonvested stock are granted with either performance and/or service conditions. In certain grants, nonvested shares participate in cash dividends during the restriction period. In other grants, dividends are paid in the form of additional shares of nonvested stock, subject to the same vesting conditions and dividend treatment as the underlying shares. Fair value is measured based on the stock price at the grant date, adjusted for non-participating dividends, as applicable, based on the current dividend rate. In the first quarter 2005, the Company granted 151,902 shares of nonvested stock with a grant date fair value per share of $22.175, for a total grant date fair value of $3.4 million. Compensation expense related to all nonvested stock awards was $0.6 million for the 2005 second quarter, and $1.3 million for the first six months of 2005. Compensation expense recognized in the prior year under APB 25 for nonvested stock awards was $0.7 million and $1.1 million for the quarter and year-to-date periods ended June 30, 2004. Approximately $4.8 million of unrecognized fair value compensation expense relating to nonvested stock awards is expected to be recognized through 2007 based on estimates of attaining performance vesting criteria.
TSR plan awards: Awards under the TSR plans are granted at a target number of shares, and vest based on the measured return of the Company’s stock price and dividend performance at the end of three-year periods compared to the stock price and dividend performance of a group of industry peers. The 2003-2005 and 2004-2006 TSR plans performance periods were in effect at the adoption of SFAS 123R. In the first quarter 2005, the Company initiated a 2005-2007 TSR plan, with 166,749 shares as the target level award. The actual number of shares awarded may range from a minimum of zero to a maximum of two times target, in the case of the 2003-2005 TSR plan award, or three times target, in the case of the 2004-2006 and 2005-2007 TSR plans awards. Fair values for the TSR plans awards were estimated using Monte Carlo simulations of historical stock price correlation, projected dividend yields and other variables over three-year time horizons matching the TSR plans’ performance periods. Compensation expense of $1.1 million was recognized in the second quarter 2005 for the fair value of TSR plan awards, compared to $8.2 million recognized in the second quarter 2004 under APB 25. For the year-to-date periods ended June 30, 2005 and 2004, compensation expense related to TSR plan awards was $2.3 million and $9.0 million, respectively.
     The estimated fair value of each TSR plan award, including the projected shares to be awarded, and compensation expense to be recognized subsequent to the adoption of SFAS 123R for TSR plan awards was as follows:
In millions, except for shares:

	TSR	June 30, 2005
TSR Award	Award	Unrecognized	Minimum	Target	Maximum
Grant	Fair Value	Compensation	Shares	Shares	Shares
2003-2005	$3.4	$0.6	0	538,777	1,077,554
2004-2006	$4.6	$2.3	0	347,042	1,041,126
2005-2007	$4.9	$4.1	0	166,749	500,247

Total		$7.0	0	1,052,568	2,618,927

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
Note 2. Acquisitions
     On April 5, 2005, ATI acquired U.K.-based Garryson Limited (“Garryson”), a leading producer of tungsten carbide burrs, rotary tooling and specialty abrasive wheels and discs, from Elliott Industries Limited for approximately $18 million in cash. Garryson had sales of over $30 million in 2004. The transaction was accounted for as a purchase business combination. The acquired operations were integrated into the Company’s Metalworking Products operation, which is part of the Company’s Engineered Products business segment. Under the terms of the purchase agreement, the final purchase price is subject to adjustment based on the net working capital acquired.

The following is a summary of the preliminary purchase price allocation of the assets acquired and liabilities assumed or recognized in conjunction with the acquisition based upon their estimated fair market values.

Allocated Purchase Price
(in millions)
Acquired assets:
Cash	$0.2
Accounts receivable	4.8
Inventory	6.2
Other current assets	0.2
Deferred tax assets	12.7
Property, plant and equipment	0.4

Total assets	24.5

Assumed liabilities:
Accounts payable	2.7
Accrued current liabilities	1.6
Other long-term liabilities	1.9

Total liabilities	6.2

Purchase price — net assets acquired	$18.3

The fair value of the Garryson net assets acquired is in excess of the purchase price. In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), the excess of fair value over the purchase price represents negative goodwill, which has been allocated as a pro rata reduction to the amounts that would otherwise have been assigned to the acquired noncurrent assets, principally property, plant and equipment. The Company expects to finalize the purchase price allocation in 2005 upon adjustments for the net working capital acquired.
On June 1, 2004, a subsidiary of the Company acquired substantially all of the assets of J&L Specialty Steel, LLC (“J&L”), a producer of flat-rolled stainless steel products with operations in Midland, Pennsylvania and Louisville, Ohio, for $67.7 million in total consideration, including the assumption of certain current liabilities, and which is subject to final adjustment. The acquired operations were integrated into the Allegheny Ludlum operation, which is part of the Company’s Flat-Rolled Products business segment. The purchase price included payment of $7.5 million at closing, the issuance to the seller of a non-interest bearing $7.5 million promissory note that matured, and was paid, on June 1, 2005, and the issuance to the seller of a promissory note in the principal amount of $52.7 million, which is secured by the J&L property, plant and equipment acquired, and which is subject to adjustment on the terms set forth in the asset purchase agreement and has a final maturity of July 1, 2011. The purchase price is expected to be finalized in 2005, pending agreement between buyer and seller regarding certain working capital adjustments.
Note 3. Inventories
     Inventories at June 30, 2005 and December 31, 2004 were as follows (in millions):

	June 30,	December 31,
	2005	2004
Raw materials and supplies	$106.7	$70.8
Work-in-process	651.7	573.6
Finished goods	133.5	99.1

Total inventories at current cost	891.9	743.5
Less allowances to reduce current cost values to LIFO basis	(256.0)	(223.9)
Progress payments	(7.2)	(6.6)

Total inventories, net	$628.7	$513.0

     Inventories are stated at the lower of cost (last-in, first-out (“LIFO”), first-in, first-out (“FIFO”), and average cost methods) or market, less progress payments. Most of the Company’s inventory is valued utilizing the LIFO costing methodology. Inventory of the Company’s non-U.S. operations is valued using average cost or FIFO methods. Cost of sales expense was $26.3 million higher for the 2005 second quarter and $32.0 million higher for the 2005 first six months than would have been recognized if FIFO, rather than LIFO, methodology were utilized to value inventory. Cost of sales expense was $26.1 million higher for the 2004 second quarter and $74.2 million higher for the 2004 first six months than would have been recognized if FIFO, rather than LIFO, methodology were utilized to value inventory.
Note 4. Supplemental Financial Statement Information
     Property, plant and equipment at June 30, 2005 and December 31, 2004 were as follows (in millions):

	June 30,	December 31,
	2005	2004
Land	$23.8	$24.1
Buildings	230.0	231.4
Equipment and leasehold improvements	1,544.3	1,562.4

	1,798.1	1,817.9
Accumulated depreciation and amortization	(1,096.7)	(1,099.6)

Total property, plant and equipment, net	$701.4	$718.3

     Reserves for restructuring charges recorded in prior years involving future payments were approximately $5 million at June 30, 2005 and $6 million at December 31, 2004. The reduction in reserves resulted from cash payments to meet severance and lease payment obligations.
Note 5. Debt
     Debt at June 30, 2005 and December 31, 2004 was as follows (in millions):

	June 30,	December 31,
	2005	2004
Allegheny Technologies $300 million 8.375% Notes due 2011, net (a)	$307.9	$308.4
Allegheny Ludlum 6.95% debentures, due 2025	150.0	150.0
Promissory notes for J&L asset acquisition	52.7	59.5
Domestic Bank Group $325 million secured credit agreement	—	—
Foreign credit agreements	33.7	38.6
Industrial revenue bonds, due through 2016	12.6	12.8
Capitalized leases and other	11.4	13.4

	568.3	582.7
Short-term debt and current portion of long-term debt	(20.2)	(29.4)

Total long-term debt	$548.1	$553.3

(a)	Includes fair value adjustments for settled interest rate swap contracts of $13.0 million at June 30, 2005 and $13.7 million at December 31, 2004.
     The Company has a $325 million senior secured domestic revolving credit facility (“the facility”), which is secured by all accounts receivable and inventory of its U.S. operations, and includes capacity for up to $175 million in letters of credit. As of June 30, 2005, there had been no borrowings made under the domestic credit facilities, although a portion of the facility is used to support approximately $127 million in letters of credit.
     On August 4, 2005, the Company amended the facility to (1) extend the facility term to August 2010 from its current maturity date of June 2007, (2) enable ATI to execute various corporate actions without the prior consent of the lending group, so long as, after giving effect to such corporate action, the Company maintains a minimum undrawn availability (as described in the facility) of $75 million, (3) reduce the borrowing costs under the facility, and (4) incorporate a feature that would permit ATI to increase the size of the facility, assuming the Company had sufficient collateral, by up to $150 million. Under the amended facility, corporate actions which may be undertaken without the prior consent of the lending group, as long as the undrawn availability as described in the facility exceeds $75 million, include capital expenditures, acquisitions, sales of assets, dividends, investments in, or loans to corporations, partnerships, joint ventures and subsidiaries, issuance of unsecured indebtedness, leases, and prepayments of indebtedness. If undrawn availability were to decline below $75 million, such corporate actions would be subject to limitations as set forth in the amended facility. The amended facility contains a financial covenant, which is not measured unless the Company’s undrawn availability is less than $75 million. This financial covenant, when measured, requires ATI to prospectively maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to fixed charges of at least 1.0 to 1.0 from the date the covenant is measured. EBITDA is adjusted for non-cash items such as income/loss on investments accounted for under the equity method of accounting, non-cash pension expense/income, and that portion of retiree medical and life insurance expenses paid from the Company’s VEBA trusts. EBITDA is reduced by capital expenditures and cash taxes paid, and increased for cash tax refunds. Fixed charges include gross interest expense, dividends paid and scheduled debt payments. ATI’s ability to borrow under the amended secured credit facility in the future could be adversely affected if the Company fails to maintain the applicable covenants under the agreement governing the facility.
Note 6. Per Share Information
     The following table sets forth the computation of basic and diluted net income (loss) per common share (in millions, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Numerator for basic and diluted net income (loss) per common share — net income (loss)	$91.7	$26.6	$152.7	$(23.8)

Denominator:
Denominator for basic net income (loss) per common share-weighted average shares	95.8	80.6	95.6	80.5
Effect of dilutive securities:
Option equivalents	1.8	1.4	1.8	––
Contingently issuable shares	2.7	2.6	2.7	––

Denominator for diluted net income (loss) per common share – adjusted weighted average shares and assumed conversions	100.3	84.6	100.1	80.5

Basic net income (loss) per common share	$0.96	$0.33	$1.60	$(0.30)

Diluted net income (loss) per common share	$0.91	$0.31	$1.53	$(0.30)

     For the quarter ended June 30, 2005 and 2004, weighted average shares issuable upon the exercise of stock options which were antidilutive, and thus not included in the calculation, were 0.4 and 2.4 million, respectively. For the six months ended June 30, 2005 and 2004, antidilutive shares were 0.4 million and 6.8 million, respectively.

Note 7. Comprehensive Income (Loss)
     The components of comprehensive income (loss), net of tax, were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss)	$91.7	$26.6	$152.7	$(23.8)

Foreign currency translation gain (loss)	(8.6)	(14.4)	(8.2)	5.1
Unrealized gains (losses) on energy, raw material and currency hedges, net of tax	(4.7)	4.4	13.8	(3.5)

	(13.3)	(10.0)	5.6	1.6

Comprehensive income (loss)	$78.4	$16.6	$158.3	$(22.2)

Note 8. Income Taxes
     The three months and six months ended June 2005 include a provision for income taxes of $3.0 million and $5.3 million respectively, which is principally related to foreign and state income taxes. No income tax provision or benefit was recognized in the 2004 comparable periods. Results of operations for the 2005 and 2004 periods do not include any significant U.S. Federal income tax provision or benefit for current or deferred taxes primarily as a result of the continuing uncertainty regarding full utilization of the Company’s net deferred tax asset, including available net operating loss carryforwards. The Company is required to maintain a valuation allowance for the majority of its deferred tax assets, in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, until a realization event occurs to support reversal of all, or a portion of, the allowance.
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
     In the 2004 second quarter, in conjunction with a new labor agreement at ATI’s Allegheny Ludlum operation, a $25.4 million charge for pension termination benefits was recognized for early retirement incentive payments under a Transition Assistance Program (“TAP”). The TAP incentive is being paid from the Company’s pension fund through 2006 to 650 employees. The 2004 labor agreement also included a cap on the Company’s future retiree medical benefit costs.
     Also in the 2004 second quarter, the Company modified retiree medical benefits for certain non-collectively bargained employees to cap the Company’s cost of benefits, beginning in 2005, and then eliminate the benefits in 2010. As a result of these actions, a $71.5 million curtailment and settlement gain was recognized in the 2004 second quarter, comprised of a $72.0 million one-time reduction of postretirement benefit expense, net of a $0.5 million charge to pension expense.
     The other postretirement benefits obligation, and postretirement benefits expense recognized through June 30, 2005 includes the expected favorable impact of the Medicare Prescription Drug, Improvement and Modernization Act, which was enacted on December 8, 2003. The Act provides for a Federal subsidy, with tax-free payments commencing in 2006, to sponsors of retiree health care benefits plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law. In January 2005, the U.S. Federal government issued final regulations which clarify how the Act is to be implemented. Based upon these regulations, it is expected that the federal subsidy included in the law will result in a reduction in the other postretirement benefits obligation of approximately $70 million. This reduction will be recognized in the financial statements over a number of years as an actuarial experience gain.
     For the three months and six months ended June 30, 2005 and 2004, the components of pension expense for the Company’s defined benefit plans and components of postretirement benefit expense included the following (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Pension Benefits:
Service cost — benefits earned during the year	$7.0	$7.0	$14.0	$14.5
Interest cost on benefits earned in prior years	31.2	31.7	62.6	63.0
Expected return on plan assets	(38.4)	(36.9)	(76.8)	(73.7)
Amortization of prior service cost	5.4	6.3	10.8	12.6
Amortization of net actuarial loss	10.5	10.7	21.0	21.4

	15.7	18.8	31.6	37.8
Termination benefits	—	25.4	—	25.4
Plan design change	—	0.5	—	0.5

Total pension expense	$15.7	$44.7	$31.6	$63.7

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Other Postretirement Benefits:
Service cost — benefits earned during the year	$0.8	$1.5	$1.6	$3.7
Interest cost on benefits earned in prior years	8.1	13.2	16.2	27.1
Expected return on plan assets	(2.0)	(2.2)	(4.0)	(4.4)
Amortization of prior service cost	(6.6)	(4.5)	(13.2)	(4.5)
Amortization of net actuarial loss	4.0	7.2	8.0	10.3

	4.3	15.2	8.6	32.2
Curtailment and settlement gain	—	(72.0)	—	(72.0)

Total postretirement benefit (income) expense	$4.3	$(56.8)	$8.6	$(39.8)

Total retirement benefit (income) expense	$20.0	$(12.1)	$40.2	$23.9

Note 10. Business Segments
     Following is certain financial information with respect to the Company’s business segments for the periods indicated (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Total sales:
Flat-Rolled Products	$509.1	$381.2	$1,039.3	$713.2
High Performance Metals	324.3	207.7	603.5	401.4
Engineered Products	103.8	81.2	200.9	153.0

	937.2	670.1	1,843.7	1,267.6

Intersegment sales:
Flat-Rolled Products	7.3	2.0	12.6	4.4
High Performance Metals	22.7	15.2	39.2	30.2
Engineered Products	3.0	6.4	8.1	8.7

	33.0	23.6	59.9	43.3

Sales to external customers:
Flat-Rolled Products	501.8	379.2	1,026.7	708.8
High Performance Metals	301.6	192.5	564.3	371.2
Engineered Products	100.8	74.8	192.8	144.3

	$904.2	$646.5	$1,783.8	$1,224.3

Operating profit:
Flat-Rolled Products	$53.4	$20.0	$92.6	$9.0
High Performance Metals	76.6	12.6	140.1	20.4
Engineered Products	11.8	5.5	23.0	9.3

Total operating profit	141.8	38.1	255.7	38.7

Corporate expenses	(11.6)	(8.9)	(21.9)	(14.5)
Interest expense, net	(10.6)	(7.8)	(21.0)	(16.0)
Curtailment gain, net of restructuring costs	—	40.4	—	40.4
Other expenses, net of gains on asset sales	(4.9)	(1.2)	(14.6)	(2.4)
Retirement benefit expense	(20.0)	(34.0)	(40.2)	(70.0)

Income (loss) before income taxes	$94.7	$26.6	$158.0	$(23.8)

     The curtailment gain recognized in the second quarter of 2004, net of restructuring costs, of $40.4 million, includes a $71.5 million curtailment and settlement gain, a $25.4 million pension termination benefit charge, and $5.7 million for restructuring charges.
     Retirement benefit expense represents pension expense and other postretirement benefit expenses, excluding the $71.5 million curtailment and settlement gain and the $25.4 million pension termination benefit charge recognized in 2004. Operating profit with respect to the Company’s business segments excludes any retirement benefit expense.
     Other expenses, net of gains on asset sales for the first six months of 2005 includes litigation expense of $5.3 million, recorded in first quarter 2005 results, relating to an unfavorable court judgment issued in April 2005, concerning a commercial dispute with a raw materials supplier.
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
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
June 30, 2005

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and cash equivalents	$0.1	$153.6	$99.5	$—	$253.2
Accounts receivable, net	0.2	183.5	251.7	—	435.4
Inventories, net	—	275.4	353.3	—	628.7
Prepaid expenses and other current assets	0.3	5.0	29.3	—	34.6

Total current assets	0.6	617.5	733.8	—	1,351.9
Property, plant and equipment, net	—	326.8	374.6	—	701.4
Cost in excess of net assets acquired	—	112.1	91.8	—	203.9
Deferred pension asset	122.3	—	—	—	122.3
Deferred income taxes	61.6	—	—	—	61.6
Investments in subsidiaries and other assets	1,665.6	497.7	550.7	(2,649.8)	64.2

Total assets	$1,850.1	$1,554.1	$1,750.9	$(2,649.8)	$2,505.3

Liabilities and stockholders’ equity:
Accounts payable	$2.2	$131.9	$142.9	$—	$277.0
Accrued liabilities	652.5	64.0	260.0	(772.9)	203.6
Short-term debt and current portion of long-term debt	—	—	20.2	—	20.2

Total current liabilities	654.7	195.9	423.1	(772.9)	500.8
Long-term debt	307.9	405.3	34.9	(200.0)	548.1
Accrued postretirement benefits	—	263.9	205.0	—	468.9
Pension liabilities	269.9	—	—	—	269.9
Other long-term liabilities	14.7	26.4	73.6	—	114.7

Total liabilities	1,247.2	891.5	736.6	(972.9)	1,902.4

Total stockholders’ equity	602.9	662.6	1,014.3	(1,676.9)	602.9

Total liabilities and stockholders’ equity	$1,850.1	$1,554.1	$1,750.9	$(2,649.8)	$2,505.3

Note 11. CONTINUED
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations
For the six months ended June 30, 2005

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Sales	$—	$958.4	$825.4	$—	$1,783.8
Cost of sales	27.3	862.1	581.4	—	1,470.8
Selling and administrative expenses	42.3	17.4	72.5	—	132.2
Curtailment gain, net of restructuring costs	—	—	—	—	—
Interest expense, net	(14.7)	(5.0)	(1.3)	—	(21.0)
Other income (expense) including equity in income of unconsolidated subsidiaries	242.3	2.6	0.8	(247.5)	(1.8)

Income before income tax provision	158.0	76.5	171.0	(247.5)	158.0
Income tax provision	5.3	—	—	—	5.3

Net income	$152.7	$76.5	$171.0	$(247.5)	$152.7

Condensed Statements of Cash Flows
For the six months ended June 30, 2005

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) operating activities	$38.9	$(17.8)	$62.1	$(23.4)	$59.8
Cash flows provided by (used in) investing activities	(33.8)	(7.6)	(41.7)	44.4	(38.7)
Cash flows provided by (used in) financing activities	(5.2)	2.9	4.6	(21.0)	(18.7)

Increase (decrease) in cash and cash equivalents	$(0.1)	$(22.5)	$25.0	$—	$2.4

Note 11. CONTINUED
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
December 31, 2004

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and cash equivalents	$0.2	$176.1	$74.5	$—	$250.8
Accounts receivable, net	0.3	169.7	187.9	—	357.9
Inventories, net	—	266.8	246.2	—	513.0
Prepaid expenses, and other current assets	0.1	8.4	30.0	—	38.5

Total current assets	0.6	621.0	538.6	—	1,160.2
Property, plant and equipment, net	—	336.5	381.8	—	718.3
Cost in excess of net assets acquired	—	112.1	93.2	—	205.3
Deferred pension asset	122.3	—	—	—	122.3
Deferred income taxes	53.0	—	—	—	53.0
Investment in subsidiaries and other assets	1,378.6	432.4	544.7	(2,299.1)	56.6

Total assets	$1,554.5	$1,502.0	$1,558.3	$(2,299.1)	$2,315.7

Liabilities and stockholders’ equity:
Accounts payable	$3.9	$164.2	$103.1	$—	$271.2
Accrued liabilities	547.6	63.2	283.6	(702.2)	192.2
Short-term debt and current portion of long-term debt	—	7.5	21.9	—	29.4

Total current liabilities	551.5	234.9	408.6	(702.2)	492.8
Long-term debt	308.4	404.8	40.1	(200.0)	553.3
Accrued postretirement benefits	—	263.1	209.6	—	472.7
Pension liabilities	240.9	—	—	—	240.9
Other long-term liabilities	27.8	26.6	75.7	—	130.1

Total liabilities	1,128.6	929.4	734.0	(902.2)	1,889.8

Total stockholders’ equity	425.9	572.6	824.3	(1,396.9)	425.9

Total liabilities and stockholders’ equity	$1,554.5	$1,502.0	$1,558.3	$(2,299.1)	$2,315.7

Note 11. CONTINUED
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations
For the six months ended June 30, 2004

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Sales	$—	$648.6	$575.7	$—	$1,224.3
Cost of sales	51.1	633.7	476.5	—	1,161.3
Selling and administrative expenses	47.7	11.4	52.4	—	111.5
Curtailment gain, net of restructuring costs	—	(40.4)	—	—	(40.4)
Interest expense, net	(11.0)	(4.2)	(0.8)	—	(16.0)
Other income (expense) including equity in income of unconsolidated subsidiaries	86.0	0.6	2.4	(88.7)	0.3

Income (loss) before income tax provision (benefit)	(23.8)	40.3	48.4	(88.7)	(23.8)
Income tax provision (benefit)	—	—	—	—	—

Net income (loss)	$(23.8)	$40.3	$48.4	$(88.7)	$(23.8)

Condensed Statements of Cash Flows
For the six months ended June 30, 2004

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) operating activities	$8.5	$114.9	$(39.9)	$(61.9)	$21.6
Cash flows provided by (used in) investing activities	—	(15.6)	(17.4)	1.3	(31.7)
Cash flows provided by (used in) financing activities	(8.6)	(117.0)	59.5	60.6	(5.5)

Increase (decrease) in cash and cash equivalents	$(0.1)	$(17.7)	$2.2	$—	$(15.6)

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
     At June 30, 2005, the Company’s reserves for environmental remediation obligations totaled approximately $26 million, of which approximately $10.5 million were included in other current liabilities. The reserve includes estimated probable future costs of $9.3 million for federal Superfund and comparable state-managed sites; $8.7 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $5.6 million for owned or controlled sites at which Company operations have been discontinued; and $2.6 million for sites utilized by the Company in its ongoing operations. The Company continues to evaluate whether it may be able to recover a portion of future costs for environmental liabilities from third parties.
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
     In March 1995, Kaiser Aerospace & Electronics Corporation (“Kaiser”) filed a civil complaint against Teledyne Industries, Inc. (now TDY Industries, Inc.) (“TDY”), a wholly-owned subsidiary of the Company, and others in state court in Miami- Dade County, Florida. The complaint alleged that TDY breached a Cooperation and Shareholder’s Agreement with Kaiser. TDY and Kaiser currently are engaged in discovery. Kaiser seeks unspecified damages in an amount “to be determined at trial.” The case is currently scheduled for mediation and potential trial in September 2005. While the outcome of the litigation cannot be predicted, and the Company believes that the claims are not meritorious, an adverse resolution of this matter could have a material adverse effect on the Company’s results of operations and financial condition.
     TDY has conducted an environmental assessment of portions of a facility in San Diego, California that was formerly leased by one of the Company’s discontinued operations (“the San Diego facility”) from the San Diego Unified Port District (“the Port District”), at the request of the San Diego Regional Water Quality Control Board (“Regional Board”), and the Port District has commenced a site-wide environmental investigation. In October 2004, the Regional Board issued an order directing that TDY investigate contamination at the site and conduct a clean up if necessary. The Regional Board amended the order in May 2005. TDY appealed the order, which has been held in abeyance pending the outcome of the Company’s additional investigation directed primarily at neighboring properties. TDY is currently complying with the amended order. While the outcome of these environmental matters cannot be predicted with certainty, and the Company believes that the claims against it are not meritorious, an adverse resolution of the matters relating to the San Diego facility could have a material adverse affect on the Company’s results of operations and financial condition.
     In another matter related to the San Diego facility, the California Department of Toxic Substances Control (“DTSC”) determined that the facility is subject to the hazardous waste facility closure requirements of the California Code of Regulations. In June 2005, DTSC requested TDY to submit a closure plan for two areas. TDY believes the areas have been evaluated in prior site investigations and is preparing a closure plan.
     TDY is continuing negotiations with the U.S. Environmental Protection Agency and the U.S. Government in connection with the Li Tungsten Superfund Site in Glen Cove, New York. TDY is seeking contribution from the other PRPs at the site. Based on information presently available, the Company believes its reserves on this matter are adequate. An adverse resolution of this matter could have a material adverse effect on the Company’s results of operations and financial condition.
     In April 2005, an unfavorable judgment of $5.3 million, including compensatory damages and prejudgment interest, was issued against TDY in a case filed in the United States District Court for the Northern District of Alabama relating to a disputed tantalum graded powder raw material supply arrangement in late 2000. The supplier alleged that ATI Metalworking Products had failed to purchase certain tantalum graded powder under a supply contract, and TDY defended on the basis that the arrangement was a consignment with no purchase obligation. The Company is appealing the decision.
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
Results of Operations
     We operate in the following three business segments, which accounted for the following percentages of total external sales for the first six months of 2005 and 2004:

	2005	2004
Flat-Rolled Products	57%	58%
High Performance Metals	32%	30%
Engineered Products	11%	12%
     Sales for the second quarter 2005 were $904.2 million, up 40% compared to the second quarter 2004. Sales for the 2005 second quarter increased 32% in the Flat-Rolled Products segment, 57% in the High Performance Metals segment, and 35% in the Engineered Products segment, compared to the second quarter of 2004. For the first six months of 2005, sales increased 46% to $1,783.8 million compared to same period of 2004. These revenue increases were the result of increased demand, higher prices, and higher volume of products shipped, as well as the increased volume attributable to the J&L asset acquisition in our Flat-Rolled Products segment in June 2004, and the Garryson Limited acquisition in our Engineered Products segment in April 2005.

     Operating profit for the second quarter 2005 increased to $141.8 million compared to $38.1 million for the same period of 2004 as a result of improved performance across all of our business segments. Operating profit for the six months ended June 30, 2005 was $255.7 million, compared to $38.7 million for the first six months of 2004. Operating performance in 2005 benefited from strong demand, higher selling prices, ongoing cost reductions and capital investments, and from ATI Business System manufacturing initiatives. Segment operating margins as a percentage of sales for the three and six month periods ended June 2005 and 2004 were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Flat-Rolled Products	10.6%	5.3%	9.0%	1.3%
High Performance Metals	25.4%	6.5%	24.8%	5.5%
Engineered Products	11.7%	7.4%	11.9%	6.4%
     Results for the second quarter 2005 included a LIFO inventory valuation reserve charge of $26.3 million, due primarily to higher titanium scrap and tungsten raw material costs. For the same 2004 period, the LIFO inventory valuation reserve charge was $26.1 million. Second quarter 2005 cost reductions, before the effects of inflation, totaled $37 million. For the six months ended June 30, 2005, LIFO inventory valuation reserves increased $32.0 million, compared to $74.2 million in the first six months of 2004. Cost reductions, before the effects of inflation, for the six months ended June 30, 2005 were $67.1 million.
     Retirement benefit expense decreased to $20.0 million in the second quarter of 2005 compared to $34.0 million in the second quarter of 2004, primarily as a result of actions taken in the second quarter 2004 to control retiree medical costs and the favorable effect of the Medicare prescription drug legislation. Second quarter 2005 results also include an income tax provision of $3.0 million, primarily for foreign and state income taxes. No income tax provision or benefit was recognized in 2004. Net income for the second quarter of 2005 was $91.7 million, or $0.91 per share. Net income for the second quarter of 2004 was $26.6 million, or $0.31 per share, and included a net gain of $40.4 million comprised of a $71.5 million curtailment and settlement gain related to retiree medical benefit changes for certain salaried employees, net of pension termination benefits of $25.4 million associated with Allegheny Ludlum’s new labor agreement, and $5.7 million of other costs associated with the J&L asset acquisition.
     Net income for the first six months of 2005 was $152.7 million, or $1.53 per share, compared to a net loss of $23.8 million, or $0.30 per share, for the first six months of 2004. For the first six months of 2005, results included an income tax provision of $5.3 million, primarily for foreign and state income taxes. The results for the first six months of 2004 do not include an income tax provision or benefit as a result of cumulative losses recorded in the 2001 through 2003 period.
     We believe our second half 2005 earnings performance will be similar to the first half 2005 earnings performance. We expect demand in our High Performance Metals Products to remain robust. We expect demand for our Engineered Products to remain very good. Overall, third quarter 2005 earnings are likely to be lower than the fourth quarter 2005 due primarily to normal seasonal slowing in the Flat-Rolled Products segment. We expect to see reduced shipments of stainless commodity products through most of the third quarter 2005 from continuing inventory management actions throughout the supply chain. We are taking action in our flat-rolled products business to reduce inventory and are encouraged by published reports that many global stainless steel producers also are adjusting their production to market demand. Cash flow from operations during the second half of 2005 is expected to be very strong as earnings are no longer anticipated to be offset by considerable investments in managed working capital.
Flat-Rolled Products Segment
     Second quarter 2005 sales increased 32% to $501.8 million, compared to the second quarter 2004, primarily due to improved demand, higher base selling prices, higher raw material surcharges, and higher shipments including those from facilities acquired in June 2004. Demand was strong for nickel-based alloys, specialty steels, and titanium products from the oil and gas, electrical energy, aerospace and chemical processing markets. Shipments of stainless sheet and engineered strip were reduced due to inventory management actions at service centers and elsewhere in the supply chain. Segment operating profit for the second quarter 2005 was $53.4 million, or 10.6% of sales, compared to $20.0 million, or 5.3% of sales in the prior year’s second quarter, as a result of increased shipments, higher base selling prices, higher raw material surcharges, lower LIFO inventory valuation reserve charges, and the benefits of cost reductions. Second quarter 2005 results had a LIFO inventory valuation reserve charge of $3.9 million, compared to a charge of $15.2 million for the second quarter 2004. Results for the 2005 second quarter benefited from $26.6 million in cost reductions, before the effects of inflation.
     Comparative information on the segment’s products for the three months ended June 30, 2005 and 2004 is provided in the following table:

	Three Months Ended
	June 30,		%
	2005	2004	Change
Volume (finished tons):
Commodity	109,844	92,838	18%
High Value	38,274	40,920	(6%)

Total	148,118	133,758	11%

Average prices (per finished ton):
Commodity	$2,444	$2,189	12%
High Value	$6,077	$4,291	42%
Combined Average	$3,383	$2,832	19%
     For the six months ended June 30, 2005, Flat-Rolled Products sales increased 45%, to $1,026.78 million, and operating profit was $92.6 million, or 9% of sales, compared to $9.0 million, or 1.3% of sales, for the prior year-to-date period. Segment results for the 2005 year-to-date period included a LIFO inventory reserve charge of $3.9 million, compared to a prior year LIFO inventory reserve charge of $52.8 million in 2004. Results for the first six months of 2005 benefited from $49.7 million in cost reductions, before the effects of inflation.
     Comparative information on the segment’s products for the six months ended June 30, 2004 and 2003 is provided in the following table:

	Six Months Ended
	June 30,		%
	2005	2004	Change
Volume (finished tons):
Commodity	239,786	179,854	33%
High Value	81,119	78,891	3%

Total	320,905	258,745	24%

Average prices (per finished ton):
Commodity	$2,390	$2,101	14%
High Value	$5,566	$4,190	33%
Combined Average	$3,193	$2,738	17%
High Performance Metals Segment
     Sales and operating profit reached record levels in the second quarter 2005. Sales increased 57% to $301.6 million, compared to the second quarter 2004, due to strong demand for our titanium alloys, nickel-based superalloys and vacuum melted specialty steels from the aerospace, biomedical, and power generation markets. Our exotic alloys business continued to benefit from sustained high demand from government, high energy physics and medical markets, and corrosion markets particularly in Asia. Operating profit in the quarter increased to $76.6 million, or 25.4% of sales, compared to $12.6 million, or 6.5% of sales, in the year-ago period, as a result of increased shipments for most products, higher selling prices, and the benefits of cost reductions. Additionally, operating profit in the prior year quarter was negatively impacted by production inefficiencies and start-up costs associated with the Richburg, South Carolina rolling mill following the completion of an extensive upgrade. Raw material cost inflation and higher inventory levels resulted in a LIFO inventory valuation reserve charge of $17.3 million in the second quarter 2005 compared to a LIFO inventory valuation reserve charge of $6.1 million in the comparable 2004 period. Results for the 2005 second quarter benefited from $8.9 million of cost reductions, before the effects of inflation.
     Certain comparative information on the segment’s major products for the three months ended June 30, 2005 and 2004 is provided in the following table:

	Three Months Ended
	June 30,		%
	2005	2004	Change
Volume (000’s pounds):
Nickel-based and specialty steel alloys	9,866	8,644	14%
Titanium mill products	6,304	5,656	11%
Exotic alloys	1,155	1,082	7%

Average prices (per pound):
Nickel-based and specialty steel alloys	$11.34	$8.15	39%
Titanium mill products	$20.72	$11.20	85%
Exotic alloys	$38.69	$41.41	(7%)
     For the six months ended June 2005, segment sales increased 52% to $564.3 million. Operating profit was $140.1 million for the six months ended June 2005, or 24.8% of sales, compared to $20.4 million, or 5.5% of sales, for the comparable prior year to date period. Results for the first half of 2005 included a LIFO inventory valuation reserve charge of $23.3 million, compared to a charge $14.7 million in the 2004 period. Year-to-date 2005 cost reductions were $14.4 million, before the effects of inflation.
     Comparative information on the segment’s products for the six months ended June 30, 2005 and 2004 is provided in the following table:

	Six Months Ended
	June 30,		%
	2005	2004	Change
Volume (000’s pounds):
Nickel-based and specialty steel alloys	20,215	17,588	15%
Titanium mill products	12,441	10,679	16%
Exotic alloys	2,182	2,267	(4%)

Average prices (per pound):
Nickel-based and specialty steel alloys	$10.54	$7.94	33%
Titanium mill products	$19.07	$11.30	69%
Exotic alloys	$39.53	$38.75	2%
Engineered Products Segment
     Sales for the second quarter 2005 increased 35% to $100.8 million. Demand for our tungsten products was strong from the oil and gas, automotive, mining, and aerospace markets. Demand remained strong for our forged products from the Class 8 truck, and construction and mining markets. Demand for our cast products was strong from the transportation, wind energy, and oil and gas markets. Operating profit in the quarter improved to $11.8 million, or 11.7% of sales, compared to $5.5 million, or 7.4% of sales, in the second quarter 2004. Operating results for the 2005 second quarter benefited from higher selling prices, increased sales volume, and cost reductions which more than offset higher raw material costs. The rise in raw material costs and inventory levels resulted in a LIFO inventory valuation reserve charge of $5.1 million in the second quarter 2005, compared to $4.8 million in the comparable 2004 period. Results for 2005 benefited from $1.5 million in cost reductions, before the effects of inflation. As previously announced, on April 5, 2005, our ATI Metalworking Products operation acquired the assets of U.K.-based Garryson Limited, a leading producer of tungsten carbide burrs, rotary tooling, and specialty abrasive wheels and discs for approximately $18 million in cash. Garryson had sales of over $30 million in 2004. Since the acquisition was accounted for as a purchase, second quarter 2005 results did not include operating profit on sales of the purchased Garryson inventory.
     For the six months ended June 2005, sales increased 34% to $192.8 million, and operating profit was $23.0 million, or 11.9% of sales, compared to $9.3 million, or 6.4% of sales in 2004. Operating results for the first half of 2005 included a $4.8 million LIFO inventory valuation reserve charge, compared to a LIFO valuation reserve charge of $6.7 million for the six months ended June 2004. Higher sales volumes, improved pricing and 2005 cost reductions, before the effects of inflation, of approximately $3 million more than offset raw material and other cost increases.
Corporate Items
     Corporate expenses increased to $11.6 million for the second quarter of 2005 compared to $8.9 million for the second quarter of 2004. For the six months ended June 30, 2005, corporate expenses were $21.9 million compared to $14.5 million in the prior year-to-date period. The increases for the second quarter of 2005 and first six months of 2005 are due primarily to expenses associated with non-equity performance-based incentive compensation programs.
     We adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”) on January 1, 2005, using the modified prospective method. Under the modified prospective method, the effect of the standard is recognized in the period of adoption and in future periods. Prior periods, which were accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), are not restated to reflect the impact of adopting the new standard. SFAS 123R requires share-based payments to be accounted for at fair value, measured at the grant date for equity awards, and recognized as expense over the requisite service period. As a result, compensation expense recognized under SFAS 123R may be subject to less volatility than the compensation expense recognized under APB 25, which required adjustments under the intrinsic value method for variable awards where the number of shares to be awarded, or the share price, was not known at the grant date. Second quarter 2005 compensation expense related to share-based incentive plans was $2.5 million, compared to $8.9 million in the second quarter 2004. Compensation expense related to share-based incentive plans for the first six months of 2005 was $5.2 million, compared to $10.1 million in the same period of 2004. Had we accounted for equity-based compensation under the SFAS 123R fair value expense method in 2004, we would have recorded $9.6 million of lower compensation expense for the full year.
     Net interest expense increased to $10.6 million for the second quarter of 2005 from $7.8 million for the same period last year. For the six months ended June 30, 2005, net interest expense was $21.0 million compared to $16.0 million in the prior year-to-date period. The increases in interest expense were primarily related to interest associated with the financing of the June 2004 J&L asset acquisition and higher short-term interest rates.
     Other expenses, net of gains on asset sales, includes charges incurred in connection with closed operations, pretax gains and losses on the sale of surplus real estate and other assets, operating results from equity-method investees, minority interest and other non-operating income or expense. These items are presented primarily in selling and administration expenses, and in other income (expense) in the statement of operations and resulted in other expenses of $4.9 million for the second quarter of 2005 and $14.6 million for the first six months of 2005. Other expenses for 2005 includes litigation expense of $5.3 million relating to an unfavorable court judgment, included in first quarter 2005 results, concerning a commercial dispute with a raw material supplier. Other expenses totaled $1.2 million for the second quarter 2004 and $2.4 million for the first six months of 2004.
     Retirement benefit expense declined to $20.0 million in the second quarter 2005, compared to $34.0 million in the second quarter 2004, primarily as a result of actions taken in the second quarter 2004 to control retiree and medical costs and the favorable effect of the Medicare prescription drug legislation. Approximately $14.2 million, or 71%, of the second quarter 2005 retirement benefit expense was non-cash. For the second quarter 2005, retirement benefit expense increased cost of sales by $14.1 million, and selling and administrative expenses by $5.9 million. For the second quarter 2004, retirement benefit expense increased cost of sales by $25.3 million, and selling and administrative expenses by $8.7 million.
     For the six months ended June 30, 2005 retirement benefit expense was $40.2 million, compared to $70.0 million in the same period of 2004. Approximately 69% of the year to date 2005 retirement benefit expense was non-cash. Retirement benefit expense increased cost of sales for the six months ended June 2005 by $28.3 million, and increased selling and administrative expenses by $11.9 million. For the six months ended June 2004, retirement benefit expenses increased cost of sales by $52.9 million and increased selling and administrative expenses by $17.1 million.
     The 2004 retirement benefit expense discussed above does not include the effects of the $71.5 million curtailment and settlement gain related to the elimination of retiree medical benefits for certain non-collectively bargained employees beginning in 2010, nor does this expense include the $25.4 million charge related to the Transition Assistance Program (“TAP”) incentive associated with the new labor agreement at Allegheny Ludlum, which is being paid from the ATI pension trust.
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
Curtailment Gain, Net of Restructuring Costs
     Curtailment gain, net of restructuring costs of $40.4 million in the quarter and six months ended June 30, 2004 includes the $71.5 million curtailment and settlement gain and the $25.4 million pension termination benefit charge discussed in Corporate Items, above, and $5.7 million of restructuring charges. The restructuring charges related to the 2004 labor agreement and the J&L asset acquisition, and included labor agreement costs of $4.6 million, severance costs of $0.6 million, and $0.5 million for asset impairment charges for redundant equipment following the J&L asset acquisition.
Income Taxes
     The 2005 second quarter and year-to-date results included a provision for income taxes of $3.0 million and $5.3 million, respectively, which is principally related to foreign and state income taxes. No income tax benefit or provision was recognized in 2004. Results of operations for the above mentioned periods do not include any significant U.S. Federal income tax provision or benefit for current or deferred taxes primarily as a result of the continuing uncertainty regarding full utilization of our net deferred tax asset and available operating loss carryforwards. We maintain a valuation allowance for a major portion of our deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes”. Future tax provisions or benefits will be recognized when taxable income exceeds net operating tax loss carry-forwards resulting in cash tax payments, when tax losses, if any, are recoverable as cash refunds, or due to changes in our judgment regarding the realizability of our deferred tax assets. As of December 31, 2004, we had a U. S. Federal income tax net operating loss carryforward of approximately $150 million, which equates to a U.S. Federal tax benefit of approximately $52 million. This carryforward is available to offset any taxable income in 2005, or in future periods through 2024.
Financial Condition and Liquidity
Cash Flow and Working Capital
     During the six months ended June 30, 2005, cash provided by operations was $59.8 million, as the significant improvement in operating earnings more than offset a $222.5 million increase in managed working capital. Investing activities included capital expenditures of $19.8 million, and the acquisition of Garryson Limited for $17.7 million, net of cash acquired. The principal financing activities were $13.5 million of net debt repayments, including $7.5 million associated with the 2004 J&L asset acquisition, and $11.5 million of dividends paid. At June 30, 2005, cash and cash equivalents totaled $253.2 million.
     As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable and gross inventories, less accounts payable. In measuring performance in controlling this managed working capital, we exclude the effects of LIFO inventory valuation reserves, excess and obsolete inventory reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. At June 30, 2005, managed working capital was 30.1% of annualized sales compared to 29.5% of annualized sales at December 31, 2004. During the first six months of 2005, managed working capital increased by $222.5 million, to $1,075.1 million. The increase in managed working capital from December 31, 2004 was due to increased accounts receivable of $74.5 million, which reflects the higher level of sales in the second quarter 2005 compared to the fourth quarter 2004, and increased inventory of $149.7 million, mostly as a result of higher raw material costs and increased business volumes, which was partially offset by increased accounts payable of $1.7 million. The majority of the increase in raw material costs should be recovered through surcharges and index pricing mechanisms. While inventory and accounts receivable balances have increased during 2005, gross inventory turns, which excludes the effect of LIFO inventory valuation reserves, and days sales outstanding, which measures actual collection timing for accounts receivable are essentially the same as year-end 2004.
The components of managed working capital were as follows:

	June 30,	December 31,
(in millions)	2005	2004
Accounts receivable	$435.4	$357.9
Inventories	628.7	513.0
Accounts payable	(277.0)	(271.2)

Subtotal	787.1	599.7

Allowance for doubtful accounts	8.7	8.4
LIFO reserves	256.0	223.9
Corporate and other	30.9	20.6

Managed working capital	$1,082.7	$852.6

Annualized prior 2 months sales	$3,591.9	$2,887.0

Managed working capital as a % of annualized sales	30.1%	29.5%

June 30, 2005 change in managed working capital	$230.1
Acquisition of managed working capital	(7.6)

Net change in managed working capital	$222.5

Capital Expenditures
     Capital expenditures for 2005 are expected to be in the range of $100 to $125 million, of which approximately $20 million had been expended in the first six months of 2005. On July 15, 2005, we announced a major expansion of our titanium production capabilities. We intend to invest approximately $100 million over the next 18 months to significantly increase our capacity to produce titanium and titanium alloys used for aero-engine rotating parts, airframe applications and in other global markets. We expect over $200 million of annual revenue growth potential when these projects are fully implemented in 2007. We expect to fund these capital expenditures through internal cash flow. Strategic capital projects associated with expanding our titanium production capabilities include:
•	Upgrading and restarting our idled titanium sponge facility in Albany, Oregon. We expect an annual production rate of 7.5 million pounds of titanium sponge from this facility in the first half of 2006. Titanium sponge is a critical material used to produce titanium mill products.

•	Constructing a third plasma arc melt cold-hearth furnace at ATI Allvac’s North Carolina operations. We expect this new furnace to be qualified for production by late 2006. Plasma arc melting is a superior cold-hearth melt process for making alloyed titanium products for aero-engine rotating parts and biomedical applications.

•	Expanding high-value plate products capacity by 25%, primarily through investments at our plate products facilities in Western Pennsylvania.

•	Continued upgrading of our cold-rolling assets used in producing titanium sheet and strip products.
Dividends
     A regular quarterly dividend of $0.06 per share of common stock was declared on June 20, 2005, payable to stockholders of record at the close of business on June 28, 2005. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate.
Debt
     At June 30, 2005, we had $568.3 million in total outstanding debt, compared to $582.7 million at December 31, 2004, a decrease of $14.4 million. The decrease in debt was primarily due to repayment of $7.5 million in seller financing for the J&L asset acquisition, and reduced net borrowings at our foreign operations.
     In managing our overall capital structure, one of the measures on which we focus is net debt to total capitalization, which is the percentage of our debt to our total invested and borrowed capital. In determining this measure, debt and total capitalization are net of cash on hand which may be available to reduce borrowings. Our net debt to total capitalization improved to 34.3% at June 30, 2005 from 43.8% at December 31, 2004. The net debt to total capitalization was determined as follows:

(dollars in millions)	June 30, 2005	December 31, 2004
Total debt	$568.3	$582.7
Less: cash	(253.2)	(250.8)

Net debt	$315.1	$331.9

Net debt	$315.1	$331.9
Stockholders’ equity	602.9	425.9

Total capitalization	$918.0	$757.8

Net debt to total capitalization	34.3%	43.8%
     We did not borrow funds under our $325 million secured domestic revolving credit facility (“the facility”) during the first six months of 2005, or during all of 2004 or 2003, although a portion of the facility has been utilized to support the issuance of letters of credit. Outstanding letters of credit issued under the facility at June 30, 2005 were approximately $127 million. The facility is secured by all accounts receivable and inventory of our U.S. operations.
     On August 4, 2005, we amended the facility to (1) extend the facility term to August 2010 from its current maturity date of June 2007, (2) enable us to execute various corporate actions without the prior consent of the lending group, so long as, after giving effect to such corporate action, we maintain a minimum undrawn availability (as described in the facility) of $75 million, (3) reduce the borrowing costs under the facility, and (4) incorporate a feature that would permit us to increase the size of the facility, assuming we had sufficient collateral, by up to $150 million. Under the amended facility, corporate actions which may be undertaken without the prior consent of the lending group, as long as the undrawn availability under the facility exceeds $75 million, include capital expenditures, acquisitions, sales of assets, dividends, investments in, or loans to, corporations, partnerships, joint ventures and subsidiaries, issuance of unsecured indebtedness, leases, and prepayments of indebtedness. If undrawn availability were to decline below $75 million, such corporate actions would be subject to limitations as set forth in the amended facility. The amended facility contains a financial covenant, which is not measured unless our undrawn availability is less than $75 million. This financial covenant, when measured, requires us to prospectively maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to fixed charges of at least 1.0 to 1.0 from the date the covenant is measured. EBITDA is adjusted for non-cash items such as income/loss on investments accounted for under the equity method of accounting, non-cash pension expense/income, and that portion of retiree medical and life insurance expenses paid from our VEBA trusts. EBITDA is reduced by capital expenditures and cash taxes paid, and increased for cash tax refunds. Fixed charges include gross interest expense, dividends paid and scheduled debt payments. Our ability to borrow under the amended secured credit facility in the future could be adversely affected if we fail to maintain the applicable covenants under the agreement governing the facility.
     At June 30, 2005, we had the ability to access the entire $325 million undrawn availability under the facility, which is calculated including outstanding letters of credit and domestic cash on hand.

     We believe that internally generated funds, current cash on hand, and capacity provided from our secured credit facility will be adequate to meet our foreseeable liquidity needs.
Critical Accounting Policies
Inventory
     At June 30, 2005, we had net inventory of $628.7 million. Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO) and average cost methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. The prices for many of the raw materials we use have recently been extremely volatile, especially during 2005 and 2004 when raw material prices rose rapidly, compared to previous years. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a rapid rise in raw material costs has a negative effect on our operating results. For example, during the first six months of 2005 the effect of the increase in raw material costs on our LIFO inventory valuation method resulted in cost of sales which was $32.0 million higher than would have been recognized if we utilized the FIFO methodology to value our inventory. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold.
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
     We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting reserve, if any, is recognized as an expense in the period that the need for the reserve is identified. At June 30, 2005, no such reserves were required. It is our general policy to write-down to scrap value any inventory that is identified as obsolete and any inventory that has aged or has not moved in more than twelve months. In some instances this criterion is up to twenty-four months due to the longer manufacturing and distribution process for such products.
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
     At June 30, 2005, we had a net deferred income tax asset, net of deferred income tax liabilities and deferred tax asset valuation allowances, of $61.6 million. The increase in the net deferred tax asset from December 31, 2004 was due to the Garryson Limited acquisition in the 2005 second quarter. A significant portion of our deferred income tax asset relates to postretirement employee benefit obligations, which have been recognized for financial reporting purposes but are not deductible for income tax reporting purposes until the benefits are paid. These benefit payments are expected to occur over an extended period of years. We have not had a federal net operating loss or tax credit carryforward expire unutilized.
Retirement Benefits
     We have defined pension plans and defined contribution plans covering substantially all of our employees. During the third quarter 2004, we made a $50 million voluntary cash contribution to our U.S. defined pension plan to improve the plan’s funded position. We are not required to make a contribution to the U.S. defined benefit pension plan for 2005, and, based upon current actuarial analysis and forecasts, and current regulations, we do not expect to be required to make cash contributions to the U.S. defined benefit pension plan for at least the next several years. However, we may elect, depending upon the investment performance of the pension plan assets and other factors, to make additional voluntary cash contributions to this pension plan in the future.
     We account for our defined benefit pension plans in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”), which requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. A significant element in determining our pension expense in accordance with SFAS 87 is the expected investment return on plan assets. In establishing the expected return on plan investments, which is reviewed annually in the fourth quarter, we take into consideration input from our third party pension plan asset managers and actuaries regarding the types of securities the plan investments are invested in, how those investments have performed historically, and expectations for how those investments will perform in the future. Based on this review, we currently use an expected return on pension plan investments of 8.75%. The assumed rate is applied to the market value of plan assets at the end of the previous year. This produces the expected return on plan assets that is included in annual pension expense for the current year. While the actual return on pension plan investments for 2004 was 11.7% and for 2003 was 13.1%, our expected return on pension plan investments for 2005 remains at 8.75%. The effect of increasing, or lowering, the expected return on pension plan investments by 0.25% results in a decrease or increase to annual pension expense of approximately $4 million. The cumulative difference between this expected return and the actual return on plan assets is deferred and amortized into pension expense over future periods. The amount of expected return on plan assets can vary significantly from year-to-year since the calculation is dependent on the market value of plan assets as of the end of the preceding year. U.S. generally accepted accounting principles allow companies to calculate the expected return on pension assets using either an average of fair market values of pension assets over a period not to exceed five years, which reduces the volatility in reported pension income or expense, or their fair market value at the end of the previous year. However, the Securities and Exchange Commission currently does not permit companies to change from the fair market value at the end of the previous year methodology, which is the methodology that we use, to an averaging of fair market values of plan assets methodology. As a result, our results of operations and those of other companies, including companies with which we compete, may not be comparable due to these different methodologies in calculating the expected return on pension investments. If the five-year average of the fair market values of plan assets had been used to calculate pension expense, we estimate that our retirement benefit expense for 2004 would have been approximately $65 million less than the $120 million expense recognized using the fair market value approach.
     At the end of November each year, we determine the discount rate to be used to value pension plan liabilities. In accordance with SFAS 87, the discount rate reflects the current rate at which the pension liabilities could be effectively settled. In estimating this rate, we receive input from our actuaries regarding the rates of return on high quality, fixed-income investments with maturities matched to the expected future retirement benefit payments. Based on this assessment at the end of November 2004, we established a discount rate of 6.1% for valuing the pension liabilities as of the end of 2004, and for determining the pension expense for 2005. We had previously assumed a discount rate of 6.5% for 2003, which determined the 2004 expense, and 6.75% for 2002, which determined the 2003 expense. The effect of lowering the discount rate to 6.1% from 6.5% increased pension liabilities by approximately $81 million at 2004 year-end, and will increase pension expense by approximately $6 million in 2005. The effect on pension liabilities for changes to the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, are deferred and amortized over future periods in accordance with SFAS 87.
     Accounting standards require that a minimum pension liability be recorded when the value of pension assets is less than the accumulated benefit obligation (“ABO”) at the annual measurement date. As of November 30, 2004, our measurement date for pension accounting, the value of the accumulated pension benefit obligation (ABO) exceeded the value of pension investments by approximately $245 million. In the 2002 fourth quarter, as a result of a severe decline in the equity markets in 2000 through 2002, higher benefit liabilities from long-term labor contracts negotiated in 2001, and a lower assumed discount rate for valuing the pension liabilities, we recorded a non-cash charge against stockholders’ equity of $406 million, net of deferred taxes, to write off our prepaid pension cost representing the previous overfunded portion of the pension plan, and to record a deferred pension asset of $165 million for the unamortized prior service cost relating to prior benefit enhancements. In the fourth quarter of 2004 and 2003, our adjustments of the minimum pension liability resulted in an increase to stockholders’ equity of $2 million for 2004 and $47 million for 2003, presented as other comprehensive income (loss). The recognition of the minimum pension liability in 2002, and the adjustments of minimum pension liability in 2004 and 2003 do not affect our reported results of operations and do not have a cash impact. In accordance with accounting standards, the charge against stockholders’ equity will be adjusted in the fourth quarter of subsequent years to reflect the value of pension assets compared to ABO as of the end of November. If the level of pension assets exceeds the ABO as of a future measurement date, the full charge against stockholders’ equity would be reversed.
     We also sponsor several postretirement plans covering certain hourly and salaried employees and retirees. These plans provide health care and life insurance benefits for eligible employees. In certain plans, our contributions towards premiums are capped based upon the cost of a certain date, thereby creating a defined contribution. For the non-collectively bargained plans, we maintain the right to amend or terminate the plans in the future. We account for these benefits in accordance with SFAS No. 106, “Employers’ Account for Postretirement Benefits Other Than Pensions” (“SFAS 106”), which requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as benefits are paid. We use actuarial assumptions, including the discount rate and the expected trend in health care costs, to estimate the costs and benefits obligations for the plans. The discount rate, which is determined annually at the end of November of each year, is developed based upon rates of return on high quality, fixed-income investments. At the end of 2004, we determined this rate to be 6.1%, a reduction from a 6.5% discount rate in 2003 and 6.75% in 2002. The effect of lowering the discount rate to 6.1% from 6.5% increased 2004 postretirement benefit liabilities by approximately $20 million, and 2005 expenses will increase by approximately $1 million. Based upon significant cost increases quoted by our medical care providers and predictions of continued significant medical cost inflation in future years, the annual assumed rate of increase in the per capita cost of covered benefits for health care plans was 10.0% for 2005 and was assumed to gradually decrease to 5.0% in the year 2014 and remain level thereafter.
     The Medicare Prescription Drug, Improvements and Modernization Act (“Medicare Act”) was signed into law on December 8, 2003. The Medicare Act provides for a federal subsidy, with tax-free payments commencing in 2006, to sponsors of retiree health care benefits plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law. In January 2005, the U.S. Federal government issued final regulations which clarify how the Medicare Act is to be implemented. Based upon estimates from our actuaries, we expect that the federal subsidy included in the law will result in a reduction of other postretirement benefits obligation of approximately $70 million. This reduction is recognized in the financial statements over a number of years as an actuarial experience gain.
     Certain of these postretirement benefits are funded using plan investments held in a VEBA trust. The expected return on plan investments is a significant element in determining postretirement benefit expenses in accordance with SFAS 106. In establishing the expected return on investments, which is reviewed annually in the fourth quarter, we take into consideration the types of securities the plan investments are invested in, how those investments have performed historically, and expectations for how those investments will perform in the future. For 2004, our expected return on investments held in the VEBA trust was 9%. This assumed long-term rate of return on investments is applied to the market value of plan investments at the end of the previous year. This produces the expected return on plan investments that is included in annual postretirement benefits expenses for the current year. While the actual return on investments held in the VEBA trust was 11.6% in 2004 and 9.3% for 2003, our expected return on investments in the VEBA trust remains 9% for 2005. The expected return on investments held in the VEBA trust is expected to exceed the return on pension plan investments due to a higher percentage of private equity investments held by the VEBA trust.
     Corporate bond rates have decreased in 2005 from the rates as of November 2004, our last measurement date for pension and postretirement benefit accounting. If corporate bonds rates remain at July 2005 levels, it is reasonably possible to result in lower discount rate assumptions used to value pension and postretirement benefit plan liabilities at the end of 2005. Lowering the discount rate would result in increases in pension and postretirement benefit liabilities and retirement benefit expenses for 2006.
Other Critical Accounting Policies
     A summary of other significant accounting policies is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2004.
     The preparation of the financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for derivatives, retirement plans, income taxes, environmental and other contingencies as well as asset impairment, inventory valuation and collectibility of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our financial statements.
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
Risks associated with Retirement Benefits
     Our U.S. defined benefit pension plan was funded in accordance with ERISA as of June 30, 2005. Based upon current actuarial analyses and forecasts, we do not expect to be required to make contributions to the defined benefit pension plan for at least the next several years. However, a significant decline in the value of plan investments in the future or changes in laws or regulations that govern pension plan funding could materially change the timing and amount of required funding. Various proposals are being considered in Congress with respect to pension funding. These proposals, if enacted, may require us to make minimum contributions to our U.S. defined benefit pension plan which would not have been required under the existing laws and regulations. Depending on the timing and amount, a requirement that we fund our defined benefit pension plan could have a material adverse effect on our financial condition.
Labor Matters
     We have approximately 9,000 full-time employees. A portion of our workforce is covered by various collective bargaining agreements, principally with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USWA”), including: approximately 2,950 Allegheny Ludlum production, office and maintenance employees covered by collective bargaining agreements that are effective through June 2007; approximately 220 Oremet employees covered by a collective bargaining agreement that is effective through June 2007; approximately 565 Wah Chang employees covered by a collective bargaining agreement that continues through March 2008, approximately 180 employees at our Casting Service facility in LaPorte, Indiana, covered by a collective bargaining agreement that is effective through December 2007, and approximately 190 employees at our Portland Forge facility in Portland, Indiana, covered by collective bargaining agreements with three unions that are effective through April 2008.
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
     Environmental liabilities are recorded when our liability is probable and the costs are reasonably estimable. In many cases, investigations are not at a stage where we are able to determine whether we are liable or, if liability is probable, to reasonably estimate the loss, or certain components thereof. Accordingly, as investigation and remediation of these sites proceed and as we receive new information, we expect that we will adjust our accruals to reflect the new information. Future adjustments could have a material adverse effect on our results of operations in a given period, but we cannot reliably predict the amounts of such future adjustments. At June 30, 2005, our reserves for environmental matters totaled approximately $26 million.
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
     At June 30, 2005, we had aggregate consolidated indebtedness of approximately $568 million, most of which bears interest at fixed rates. In a period of declining interest rates, we face the risk of required interest payments exceeding those based on the then current market rate. From time-to-time, we may enter into interest rate swap contracts to manage our exposure to interest rate risks.
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
Item 4. Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of June 30, 2005, and they concluded that these controls and procedures are effective.
(b)	Changes in Internal Controls
There was no change in our internal control over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures as of June 30, 2005, conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Change in Securities, Use of Proceeds And Issuer Purchases of Equity Securities

				(d) Maximum Number
				(or
				Approximate Dollar
	(a) Total			Value) of Shares
	Number of		(c) Total Number of	(or Units)
	Shares (or		Shares (or Units)	that May Yet Be
	Units)	(b) Average Price	Purchased as Part of	Purchased
	Purchased	Paid per Share	Publicly Announced	Under the Plans or
Period	(1)	(or Unit)	Plans or Programs	Programs
Month 1 (4/1-4/30)	1,720	$24.755	0	0
Month 2 (5/1 - 5/31)
Month 3 (6/1 - 6/30)
Total	1,720	$24.755	0	0

(1)	Shares repurchased to satisfy employee tax withholding on equity compensation from nonvested stock awards.
Item 6. Exhibits

(a)	Exhibits
	10.1	First Amended and Restated Revolving Credit and Security Agreement dated as of August 4, 2005.

	31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a — 14(a) or 15d — 14(a) (filed herewith).

	31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a — 14(a) or 15d — 14(a) (filed herewith).

	32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALLEGHENY TECHNOLOGIES INCORPORATED
(Registrant)

Date: August 5, 2005	By	/s/ Richard J. Harshman

Richard J. Harshman
Executive Vice President-Finance and
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)

Date: August 5, 2005	By	/s/ Dale G. Reid

Dale G. Reid
Vice President, Controller and
Chief Accounting Officer and Treasurer
(Principal Accounting Officer)

EXHIBIT INDEX

10.1	First Amended and Restated Revolving Credit and Security Agreement dated as of August 4, 2005.

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a — 14(a) or 15d — 14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a — 14(a) or 15d — 14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).