Form 10-Q
period 2005-09-30
ALLEGHENY TECHNOLOGIES INC
filed 2005-11-03
CIK 1018963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ______to ______
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
At October 28, 2005, the registrant had outstanding 97,750,037 shares of its Common Stock.

ALLEGHENY TECHNOLOGIES INCORPORATED
SEC FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$371.7	$250.8
Accounts receivable, net	431.7	357.9
Inventories, net	609.4	513.0
Prepaid expenses and other current assets	74.1	38.5

Total Current Assets	1,486.9	1,160.2

Property, plant and equipment, net	705.3	718.3
Cost in excess of net assets acquired	202.8	205.3
Deferred pension asset	122.3	122.3
Deferred income taxes	59.3	53.0
Other assets	76.5	56.6

Total Assets	$2,653.1	$2,315.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$270.8	$271.2
Accrued liabilities	221.4	192.2
Short-term debt and current portion of long-term debt	19.7	29.4

Total Current Liabilities	511.9	492.8

Long-term debt	546.7	553.3
Accrued postretirement benefits	466.7	472.7
Pension liabilities	284.3	240.9
Other long-term liabilities	111.7	130.1

Total Liabilities	1,921.3	1,889.8

Stockholders’ Equity:
Preferred stock, par value $0.10: authorized-50,000,000 shares; issued-none	—	—
Common stock, par value $0.10, authorized-500,000,000 shares; issued-98,951,490 shares at September 30, 2005 and December 31, 2004; outstanding-97,635,846 shares at September 30, 2005 and 95,782,011 shares at December 31, 2004	9.9	9.9
Additional paid-in capital	508.6	481.2
Retained earnings	541.4	345.5
Treasury stock: 1,315,644 shares at September 30, 2005 and 3,169,479 shares at December 31, 2004	(32.9)	(79.4)
Accumulated other comprehensive loss, net of tax	(295.2)	(331.3)

Total Stockholders’ Equity	731.8	425.9

Total Liabilities and Stockholders’ Equity	$2,653.1	$2,315.7

The accompanying notes are an integral part of these statements.

ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Sales	$861.7	$730.6	$2,645.5	$1,954.9
Costs and expenses:
Cost of sales	698.8	653.7	2,169.6	1,815.0
Selling and administrative expenses	64.4	56.8	196.6	168.3
Curtailment gain, net of restructuring costs	—	—	—	(40.4)

Income before interest, other expense, and income taxes	98.5	20.1	279.3	12.0
Interest expense, net	(9.9)	(9.3)	(30.9)	(25.3)
Other expense	(1.6)	(2.2)	(3.4)	(1.9)

Income (loss) before income tax provision (benefit)	87.0	8.6	245.0	(15.2)
Income tax provision (benefit)	(1.3)	—	4.0	—

Net income (loss)	$88.3	$8.6	$241.0	$(15.2)

Basic net income (loss) per common share	$0.91	$0.10	$2.51	$(0.18)

Diluted net income (loss) per common share	$0.87	$0.09	$2.40	$(0.18)

Dividends declared per common share	$0.06	$0.06	$0.18	$0.18

The accompanying notes are an integral part of these statements.

ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Operating Activities:
Net income (loss)	$241.0	$(15.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	55.7	56.4
Non-cash curtailment gain and restructuring charges, net	—	(45.6)
Deferred income taxes	6.5	—
Capital losses on sale of property, plant and equipment	0.2	0.2
Change in operating assets and liabilities:
Inventories	(90.2)	(43.2)
Accounts receivable	(68.1)	(84.3)
Pension assets and liabilities	43.4	1.9
Postretirement benefits	(5.9)	20.0
Accounts payable	(3.1)	70.5
Income tax refunds receivable	—	7.2
Accrued liabilities and other	16.1	40.6

Cash provided by operating activities	195.6	8.5

Investing Activities:
Purchases of property, plant and equipment	(41.2)	(39.5)
Purchases of businesses and investment in ventures	(18.3)	(7.5)
Asset disposals and other	(3.3)	0.5

Cash used in investing activities	(62.8)	(46.5)

Financing Activities:
Payments on long-term debt and capital leases	(31.3)	(17.3)
Borrowings on long-term debt	13.3	11.7
Net borrowings under foreign credit facilities	3.6	—

Net decrease in debt	(14.4)	(5.6)
Exercises of stock options	19.9	5.1
Dividends paid	(17.4)	(9.7)
Issuance of common stock	—	229.7
Proceeds from interest rate swap settlement	—	1.5

Cash provided by (used in) financing activities	(11.9)	221.0

Increase in cash and cash equivalents	120.9	183.0
Cash and cash equivalents at beginning of the year	250.8	79.6

Cash and cash equivalents at end of period	$371.7	$262.6

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
     Third quarter 2005 compensation expense related to share-based incentive plans was $2.3 million compared to $1.8 million in the third quarter of 2004. For the nine months ended September 30, 2005, share-based compensation expense was $7.5 million, compared to $11.9 million for the first nine months of 2004. Share-based compensation expense for the first nine months of 2005 includes $2.3 million related to expensing of stock options. Net income for the year ended December 31, 2004 would have been $9.6 million higher, at $29.4 million, had share-based compensation expense been accounted for under SFAS 123R, and net income per diluted share for the year ended December 31, 2004 would have been $0.33 under FAS 123R, rather than $0.22. The following table illustrates for each quarter of 2004 the effect on operating results and per share information had the Company accounted for share-based compensation in accordance with SFAS 123R during those periods.

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
     The Company sponsors three principal share-based incentive compensation programs. The general terms of each arrangement, the method of estimating fair value for each arrangement, and 2005 activity is reported below.
Stock option awards: Options granted to employees vest in one-third increments over three years, based on term of service. Fair value as calculated under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, is used to recognize expense upon adoption of SFAS 123R. Fair values for each grant were estimated using a Black-Scholes-Merton valuation model which utilized assumptions for stock price volatility, estimated life based on historical option exercise patterns, and projected dividends. The Company has not granted any stock options, other than grants to non-employee directors, since 2003. In the 2005 second quarter, the Company granted options to purchase 9,000 shares of Common Stock to non-employee directors. Compensation expense related to stock option awards was $0.7 million for the third quarter 2005 and $2.0 million for the nine months ended September 30, 2005. Approximately $0.4 million of unrecognized compensation expense related to unvested stock option awards will be recognized, in declining amounts, through the first six months of 2006, when all existing grants will have vested.
Nonvested stock awards: Awards of nonvested stock are granted with either performance and/or service conditions. In certain grants, nonvested shares participate in cash dividends during the restriction period. In other grants, dividends are paid in the form of additional shares of nonvested stock, subject to the same vesting conditions and dividend treatment as the underlying shares. Fair value is measured based on the stock price at the grant date, adjusted for non-participating dividends, as applicable, based on the current dividend rate. In the first quarter 2005, the Company granted 151,902 shares of nonvested stock with a grant date fair value per share of $22.175, for a total grant date fair value of $3.4 million. Compensation expense related to all nonvested stock awards was $0.6 million for the 2005 third quarter, and $1.9 million for the first nine months of 2005. Compensation expense recognized in the prior year under APB 25 for nonvested stock awards was $0.5 million and $1.5 million for the quarter and year-to-date periods ended September 30, 2004. Approximately $4.2 million of unrecognized fair value compensation expense relating to nonvested stock awards is expected to be recognized through 2007 based on estimates of attaining performance vesting criteria.
TSR plan awards: Awards under the TSR plans are granted at a target number of shares, and vest based on the measured return of the Company’s stock price and dividend performance at the end of three-year periods compared to the stock price and dividend performance of a group of industry peers. The 2003-2005 and 2004-2006 TSR plans performance periods were in effect at the adoption of SFAS 123R. In the first quarter 2005, the Company initiated a 2005-2007 TSR plan, with 166,749 shares as the target level award. The actual number of shares awarded may range from a minimum of zero to a maximum of two times target, in the case of the 2003-2005 TSR plan award, or three times target, in the case of the 2004-2006 and 2005-2007 TSR plans awards. Fair values for the TSR plans awards were estimated using Monte Carlo simulations of historical stock price correlation, projected dividend yields and other variables over three-year time horizons matching the TSR plans’ performance periods. Compensation expense of $1.0 million was recognized in the third quarter 2005 for the fair value of TSR plan awards, compared to $1.3 million recognized in the third quarter 2004 under APB 25. For the year-to-date periods ended September 30, 2005 and 2004, compensation expense related to TSR plan awards was $3.3 million and $10.4 million, respectively.
     The estimated fair value of each TSR plan award, including the projected shares to be awarded, and compensation expense to be recognized subsequent to the adoption of SFAS 123R for TSR plan awards was as follows:
(In millions, except for numbers of shares.)

	TSR	Sept. 30, 2005
TSR Award	Award	Unrecognized	Minimum	Target	Maximum
Grant	Fair Value	Compensation	Shares	Shares	Shares
2003-2005	$3.4	$0.3	0	538,777	1,077,554
2004-2006	$4.6	$1.8	0	347,042	1,041,126
2005-2007	$4.9	$3.6	0	166,749	500,247

Total		$5.7	0	1,052,568	2,618,927

Awards earned under share-based incentive compensation programs will first be paid with shares held in treasury, and any additional required share payments will be made with newly issued shares.
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
Note 2. Acquisitions
     On April 5, 2005, a subsidiary of the Company acquired U.K.-based Garryson Limited (“Garryson”), a leading producer of tungsten carbide burrs, rotary tooling and specialty abrasive wheels and discs, from Elliott Industries Limited for approximately $18 million in cash. Garryson had sales of over $30 million in 2004. The transaction was accounted for as a purchase business combination. The acquired operations were integrated into the ATI’s Metalworking Products operation, which is part of the Company’s Engineered Products business segment. Under the terms of the purchase agreement, the final purchase price is subject to adjustment based on the net working capital acquired. Approximately $0.3 million of additional purchase price was recognized in the 2005 third quarter based on adjustments to net working capital acquired.

The following is a summary of the preliminary purchase price allocation of the assets acquired and liabilities assumed or recognized in conjunction with the acquisition based upon their estimated fair market values.

Allocated
Purchase Price
(in millions)
Acquired assets:
Cash	$0.3
Accounts receivable	4.7
Inventory	6.2
Other current assets	0.2
Deferred tax assets	12.7
Property, plant and equipment	0.3

Total assets	24.4

Assumed liabilities:
Accounts payable	2.7
Accrued current liabilities	1.2
Other long-term liabilities	1.9

Total liabilities	5.8

Purchase price — net assets acquired	$18.6

The fair value of the Garryson net assets acquired is in excess of the purchase price. In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), the excess of fair value over the purchase price represents negative goodwill, which has been allocated as a pro rata reduction to the amounts that would otherwise have been assigned to the acquired noncurrent assets, principally property, plant and equipment. The Company expects to finalize the purchase price allocation in the 2005 fourth quarter.
     On June 1, 2004, a subsidiary of the Company acquired substantially all of the assets of J&L Specialty Steel, LLC (“J&L”), a producer of flat-rolled stainless steel products with operations in Midland, Pennsylvania and Louisville, Ohio, for $67.7 million in total consideration, including the assumption of certain current liabilities, and which is subject to final adjustment. The acquired operations were integrated into ATI’s Allegheny Ludlum operation, which is part of the Company’s Flat-Rolled Products business segment. The purchase price included payment of $7.5 million at closing, the issuance to the seller of a non-interest bearing $7.5 million promissory note that matured, and was paid, on June 1, 2005, and the issuance to the seller of a promissory note in the principal amount of $52.7 million, which is secured by the J&L property, plant and equipment acquired, and which is subject to adjustment on the terms set forth in the asset purchase agreement and has a final maturity of July 1, 2011. The purchase price is expected to be finalized in 2005, pending agreement between buyer and seller regarding certain working capital adjustments.
Note 3. Inventories
     Inventories at September 30, 2005 and December 31, 2004 were as follows (in millions):

	September 30,	December 31,
	2005	2004
Raw materials and supplies	$118.9	$70.8
Work-in-process	635.1	573.6
Finished goods	129.5	99.1

Total inventories at current cost	883.5	743.5
Less allowances to reduce current cost values to LIFO basis	(268.0)	(223.9)
Progress payments	(6.1)	(6.6)

Total inventories, net	$609.4	$513.0

     Inventories are stated at the lower of cost (last-in, first-out (“LIFO”), first-in, first-out (“FIFO”), and average cost methods) or market, less progress payments. Most of the Company’s inventory is valued utilizing the LIFO costing methodology. Inventory of the Company’s non-U.S. operations is valued using average cost or FIFO methods. Cost of sales expense was $12.1 million higher for the 2005 third quarter and $44.1 million higher for the 2005 first nine months than would have been recognized if FIFO, rather than LIFO, methodology were utilized to value inventory. Cost of sales expense was $8.5 million higher for the 2004 third quarter and $82.7 million higher for the 2004 first nine months than would have been recognized if FIFO, rather than LIFO, methodology were utilized to value inventory.
Note 4. Supplemental Financial Statement Information
     Property, plant and equipment at September 30, 2005 and December 31, 2004 were as follows (in millions):

	September 30,	December 31,
	2005	2004
Land	$23.7	$24.1
Buildings	230.0	231.4
Equipment and leasehold improvements	1,550.7	1,562.4

	1,804.4	1,817.9
Accumulated depreciation and amortization	(1,099.1)	(1,099.6)

Total property, plant and equipment, net	$705.3	$718.3

     Reserves for restructuring charges recorded in prior years involving future payments were approximately $5 million at September 30, 2005 and $6 million at December 31, 2004. The reduction in reserves resulted from cash payments to meet severance and lease payment obligations.
Note 5. Debt
     Debt at September 30, 2005 and December 31, 2004 was as follows (in millions):

	September 30,	December 31,
	2005	2004
Allegheny Technologies $300 million 8.375% Notes due 2011, net (a)	$307.7	$308.4
Allegheny Ludlum 6.95% debentures, due 2025	150.0	150.0
Promissory notes for J&L asset acquisition	52.7	59.5
Domestic Bank Group $325 million secured credit agreement	—	—
Foreign credit agreements	30.2	38.6
Industrial revenue bonds, due through 2016	11.9	12.8
Capitalized leases and other	13.9	13.4

	566.4	582.7
Short-term debt and current portion of long-term debt	(19.7)	(29.4)

Total long-term debt	$546.7	$553.3

(a)	Includes fair value adjustments for settled interest rate swap contracts of $12.6 million at September 30, 2005 and $13.7 million at December 31, 2004.
     The Company has a $325 million senior secured domestic revolving credit facility (“the facility”), which is secured by all accounts receivable and inventory of its U.S. operations, and includes capacity for up to $175 million in letters of credit. As of September 30, 2005, there had been no borrowings made under the domestic credit facilities, although a portion of the facility is used to support approximately $128 million in letters of credit.
     On August 4, 2005, the Company amended the facility to (1) extend the facility term to August 2010 from its original maturity date of June 2007, (2) enable ATI to execute various corporate actions without the prior consent of the lending group, so long as, after giving effect to such corporate action, the Company maintains a minimum undrawn availability (as described in the facility) of $75 million, (3) reduce the borrowing costs under the facility, and (4) incorporate a feature that would permit ATI to increase the size of the facility, assuming the Company had sufficient collateral, by up to $150 million. Under the amended facility, if undrawn availability as described in the facility were to decline below $75 million, corporate actions that could be undertaken without the prior consent of the bank group, including capital expenditures, acquisitions, sales of assets, dividends, investments in, or loans to, corporations, partnerships, joint ventures and subsidiaries, issuance of unsecured indebtedness, leases, and prepayments of indebtedness, would be limited. The amended facility contains a financial covenant, which is not measured unless the Company’s undrawn availability is less than $75 million. This financial covenant, when measured, requires ATI to prospectively maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (as defined in the credit facility) to fixed charges of at least 1.0 to 1.0 from the date the covenant is measured. ATI’s ability to borrow under the amended secured credit facility in the future could be adversely affected if the Company fails to maintain the applicable covenants under the agreement governing the facility.
Note 6. Per Share Information
     The following table sets forth the computation of basic and diluted net income (loss) per common share (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator for basic and diluted net income (loss) per common share — net income (loss)	$88.3	$8.6	$241.0	$(15.2)

Denominator:
Denominator for basic net income (loss) per common share-weighted average shares	96.5	89.9	95.9	83.7
Effect of dilutive securities:
Option equivalents	1.8	1.8	1.8	––
Contingently issuable shares	3.1	2.4	2.8	––

Denominator for diluted net income (loss) per common share — adjusted weighted average shares and assumed conversions	101.4	94.1	100.5	83.7

Basic net income (loss) per common share	$0.91	$0.10	$2.51	$(0.18)

Diluted net income (loss) per common share	$0.87	$0.09	$2.40	$(0.18)

     For the quarters ended September 30, 2005 and 2004, weighted average shares issuable upon the exercise of stock options which were antidilutive, and thus not included in the calculation, were 0.5 million and 1.3 million, respectively. For the nine months ended September 30, 2005 and 2004, antidilutive shares were 0.5 million and 6.6 million, respectively.

Note 7. Comprehensive Income (Loss)
     The components of comprehensive income (loss), net of tax, were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss)	$88.3	$8.6	$241.0	$(15.2)

Foreign currency translation gain (loss)	(3.8)	8.9	(12.0)	14.0
Unrealized gains (losses) on energy, raw material and currency hedges, net of tax	34.2	(3.4)	48.0	(6.9)
Unrealized holding gains arising during the period	0.1	—	0.1	—

	30.5	5.5	36.1	7.1

Comprehensive income (loss)	$118.8	$14.1	$277.1	$(8.1)

Note 8. Income Taxes
     Results for the three months ended September 30, 2005 include an income tax benefit of $1.3 million, which is principally related to a $4.0 million favorable adjustment to prior years’ taxes resulting from settlement of open audit years, partially offset by foreign and state income taxes. Results for the nine months ended September 30, 2005 include a provision for income taxes of $4.0 million, which is principally related to foreign and state income taxes partially offset by the favorable adjustment to prior years’ taxes discussed above. No income tax provision or benefit was recognized in the 2004 comparable periods. Results of operations for the 2005 and 2004 periods do not include any significant U.S. Federal income tax provision for current or deferred taxes primarily as a result of the continuing uncertainty regarding full utilization of the Company’s net deferred tax asset, including available net operating loss carryforwards. The Company is required to maintain a valuation allowance for the majority of its deferred tax assets, in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, until a realization event occurs to support reversal of all, or a portion of, the allowance. If in a future period, based upon continuing profitability and other factors, the Company determines that the deferred income tax asset, or a portion thereof, will be realizable, the existing valuation allowance will be reduced resulting in a non-cash income tax benefit. From that point forward, the Company would recognize current and deferred U.S. Federal income taxes on reported earnings.
Note 9. Pension Plans and Other Postretirement Benefits
     The Company has defined benefit pension plans and defined contribution plans covering substantially all employees. Benefits under the defined benefit pension plans are generally based on years of service and/or final average pay. The Company funds the U.S. pension plans in accordance with the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code. The Company is not required to make cash contributions to its U.S. defined benefit pension plan for 2005. However, in order to improve the plan’s funded position, the Company is considering making a voluntary cash contribution to this defined benefit pension plan of at least $75 million in the 2005 fourth quarter.
     The Company also sponsors several postretirement plans covering certain salaried and hourly employees. The plans provide health care and life insurance benefits for eligible retirees. In most plans, Company contributions towards premiums are capped based on the cost as of a certain date, thereby creating a defined contribution. For the non-collectively bargained plans, the Company maintains the right to amend or terminate the plans at its discretion.
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
     Also in the 2004 second quarter, the Company modified retiree medical benefits for certain employees not subject to collective bargaining agreements to cap the Company’s cost of benefits, beginning in 2005, and then eliminate the benefits in 2010. As a result of these actions, a $71.5 million curtailment and settlement gain was recognized in the 2004 second quarter, comprised of a $72.0 million one-time reduction of postretirement benefit expense, net of a $0.5 million charge to pension expense.
     The other postretirement benefits obligation, and postretirement benefits expense, recognized through September 30, 2005 includes the expected favorable impact of the Medicare Prescription Drug, Improvement and Modernization Act, which was enacted on December 8, 2003. The Act provides for a Federal subsidy, with tax-free payments commencing in 2006, to sponsors of retiree health care benefits plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law. In January 2005, the U.S. Federal government issued final regulations which clarify how the Act is to be implemented. Based upon these regulations, it is expected that the federal subsidy included in the law will result in a reduction in the other postretirement benefits obligation of approximately $70 million. This reduction will be recognized in the financial statements over a number of years as an actuarial experience gain.
     For the three months and nine months ended September 30, 2005 and 2004, the components of pension expense for the Company’s defined benefit plans and components of postretirement benefit expense included the following (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2005	2004	2005	2004
Pension Benefits:
Service cost — benefits earned during the year	$7.0	$6.5	$21.0	$21.0
Interest cost on benefits earned in prior years	31.2	31.4	93.8	94.4
Expected return on plan assets	(38.4)	(36.9)	(115.2)	(110.6)
Amortization of prior service cost	5.4	6.3	16.2	18.9
Amortization of net actuarial loss	10.5	10.6	31.5	32.0

	15.7	17.9	47.3	55.7
Termination benefits	—	—	—	25.4
Plan design change	—	—	—	0.5

Total pension expense	$15.7	$17.9	$47.3	$81.6

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Other Postretirement Benefits:
Service cost — benefits earned during the year	$0.8	$0.7	$2.4	$4.4
Interest cost on benefits earned in prior years	8.1	9.2	24.3	36.3
Expected return on plan assets	(2.0)	(2.2)	(6.0)	(6.6)
Amortization of prior service cost	(6.7)	(6.5)	(19.9)	(11.0)
Amortization of net actuarial loss	4.0	5.7	12.0	16.0

	4.2	6.9	12.8	39.1
Curtailment and settlement gain	—	—	—	(72.0)

Total postretirement benefit (income) expense	$4.2	$6.9	$12.8	$(32.9)

Total retirement benefit expense	$19.9	$24.8	$60.1	$48.7

Note 10. Business Segments
     Following is certain financial information with respect to the Company’s business segments for the periods indicated (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Total sales:
Flat-Rolled Products	$450.8	$469.1	$1,490.1	$1,182.3
High Performance Metals	347.2	204.7	950.7	606.1
Engineered Products	101.7	76.5	302.6	229.5

	899.7	750.3	2,743.4	2,017.9

Intersegment sales:
Flat-Rolled Products	11.8	3.6	24.4	8.0
High Performance Metals	22.6	12.2	61.8	42.4
Engineered Products	3.6	3.9	11.7	12.6

	38.0	19.7	97.9	63.0

Sales to external customers:
Flat-Rolled Products	439.0	465.5	1,465.7	1,174.3
High Performance Metals	324.6	192.5	888.9	563.7
Engineered Products	98.1	72.6	290.9	216.9

	$861.7	$730.6	$2,645.5	$1,954.9

Operating profit:
Flat-Rolled Products	$33.4	$26.7	$126.0	$35.7
High Performance Metals	87.9	21.4	228.0	41.8
Engineered Products	12.7	5.2	35.7	14.5

Total operating profit	134.0	53.3	389.7	92.0

Corporate expenses	(13.8)	(7.4)	(35.7)	(21.9)
Interest expense, net	(9.9)	(9.3)	(30.9)	(25.3)
Curtailment gain, net of restructuring costs	—	—	—	40.4
Other expenses, net of gains on asset sales	(3.4)	(3.2)	(18.0)	(5.6)
Retirement benefit expense	(19.9)	(24.8)	(60.1)	(94.8)

Income (loss) before income taxes	$87.0	$8.6	$245.0	$(15.2)

     The curtailment gain recognized in the second quarter of 2004, net of restructuring costs, of $40.4 million, includes a $71.5 million retiree medical benefits curtailment and settlement gain, a $25.4 million pension termination benefit charge, and $5.7 million for restructuring charges.
     Retirement benefit expense represents pension expense and other postretirement benefit expenses, excluding the $71.5 million curtailment and settlement gain and the $25.4 million pension termination benefit charge recognized in 2004. Operating profit with respect to the Company’s business segments excludes any retirement benefit expense.
     Other expenses, net of gains on asset sales, includes charges incurred in connection with closed operations, pretax gains and losses on the sale of surplus real estate and other assets, and other non-operating income or expense. These items are presented primarily in selling and administrative expenses, and in other expense in the statement of operations. These items resulted in net charges of $3.4 million and $18.0 million for the three months and nine months ended September 2005. Other expenses for the first nine months of 2005 includes litigation expense of $5.3 million, recorded in first quarter 2005 results, relating to an unfavorable court judgment rendered in April 2005 concerning a commercial dispute with a raw materials supplier. In addition, other expenses for the 2005 periods include higher legal and environmental expenses associated with closed operations. Other expenses totaled $3.2 million and $5.6 million in the third quarter of 2004 and for the nine months ended September 30, 2004.

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
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
September 30, 2005

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and cash equivalents	$0.4	$256.6	$114.7	$—	$371.7
Accounts receivable, net	0.4	167.6	263.7	—	431.7
Inventories, net	—	240.7	368.7	—	609.4
Prepaid expenses and other current assets	0.2	4.6	69.3	—	74.1

Total current assets	1.0	669.5	816.4	—	1,486.9
Property, plant and equipment, net	—	323.7	381.6	—	705.3
Cost in excess of net assets acquired	—	112.1	90.7	—	202.8
Deferred pension asset	122.3	—	—	—	122.3
Deferred income taxes	59.3	—	—	—	59.3
Investments in subsidiaries and other assets	1,844.7	462.4	549.6	(2,780.2)	76.5

Total assets	$2,027.3	$1,567.7	$1,838.3	$(2,780.2)	$2,653.1

Liabilities and stockholders’ equity:
Accounts payable	$2.5	$126.0	$142.3	$—	$270.8
Accrued liabilities	678.6	63.4	210.9	(731.5)	221.4
Short-term debt and current portion of long-term debt	—	—	19.7	—	19.7

Total current liabilities	681.1	189.4	372.9	(731.5)	511.9
Long-term debt	307.7	405.2	33.8	(200.0)	546.7
Accrued postretirement benefits	—	264.1	202.6	—	466.7
Pension liabilities	284.3	—	—	—	284.3
Other long-term liabilities	22.4	26.5	62.8	—	111.7

Total liabilities	1,295.5	885.2	672.1	(931.5)	1,921.3

Total stockholders’ equity	731.8	682.5	1,166.2	(1,848.7)	731.8

Total liabilities and stockholders’ equity	$2,027.3	$1,567.7	$1,838.3	$(2,780.2)	$2,653.1

Note 11. CONTINUED
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations
For the nine months ended September 30, 2005

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Sales	$—	$1,357.2	$1,288.3	$—	$2,645.5
Cost of sales	40.9	1,227.2	901.5	—	2,169.6
Selling and administrative expenses	65.6	25.2	105.8	—	196.6
Interest expense, net	(21.8)	(7.1)	(2.0)	—	(30.9)
Other income (expense) including equity in income of unconsolidated subsidiaries	373.3	3.3	1.1	(381.1)	(3.4)

Income before income tax provision	245.0	101.0	280.1	(381.1)	245.0
Income tax provision	4.0	—	—	—	4.0

Net income	$241.0	$101.0	$280.1	$(381.1)	$241.0

Condensed Statements of Cash Flows
For the nine months ended September 30, 2005

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) operating activities	$31.6	$90.5	$98.3	$(24.8)	$195.6

Cash flows provided by (used in) investing activities	(33.9)	(12.8)	(60.6)	44.5	(62.8)

Cash flows provided by (used in) financing activities	2.5	2.8	2.5	(19.7)	(11.9)

Increase in cash and cash equivalents	$0.2	$80.5	$40.2	$—	$120.9

Note 11. CONTINUED
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
December 31, 2004

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and cash equivalents	$0.2	$176.1	$74.5	$—	$250.8
Accounts receivable, net	0.3	169.7	187.9	—	357.9
Inventories, net	—	266.8	246.2	—	513.0
Prepaid expenses and other current assets	0.1	8.4	30.0	—	38.5

Total current assets	0.6	621.0	538.6	—	1,160.2
Property, plant and equipment, net	—	336.5	381.8	—	718.3
Cost in excess of net assets acquired	—	112.1	93.2	—	205.3
Deferred pension asset	122.3	—	—	—	122.3
Deferred income taxes	53.0	—	—	—	53.0
Investment in subsidiaries and other assets	1,378.6	432.4	544.7	(2,299.1)	56.6

Total assets	$1,554.5	$1,502.0	$1,558.3	$(2,299.1)	$2,315.7

Liabilities and stockholders’ equity:
Accounts payable	$3.9	$164.2	$103.1	$—	$271.2
Accrued liabilities	547.6	63.2	283.6	(702.2)	192.2
Short-term debt and current portion of long-term debt	—	7.5	21.9	—	29.4

Total current liabilities	551.5	234.9	408.6	(702.2)	492.8
Long-term debt	308.4	404.8	40.1	(200.0)	553.3
Accrued postretirement benefits	—	263.1	209.6	—	472.7
Pension liabilities	240.9	—	—	—	240.9
Other long-term liabilities	27.8	26.6	75.7	—	130.1

Total liabilities	1,128.6	929.4	734.0	(902.2)	1,889.8

Total stockholders’ equity	425.9	572.6	824.3	(1,396.9)	425.9

Total liabilities and stockholders’ equity	$1,554.5	$1,502.0	$1,558.3	$(2,299.1)	$2,315.7

Note 11. CONTINUED
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations
For the nine months ended September 30, 2004

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Sales	$—	$1,077.5	$877.4	$—	$1,954.9
Cost of sales	72.2	1,033.1	709.7	—	1,815.0
Selling and administrative expenses	70.2	17.5	80.6	—	168.3
Curtailment gain, net of restructuring costs	—	(40.4)	—	—	(40.4)
Interest expense, net	(18.0)	(7.0)	(0.3)	—	(25.3)
Other income (expense) including equity in income of unconsolidated subsidiaries	145.2	1.4	0.9	(149.4)	(1.9)

Income (loss) before income tax provision	(15.2)	61.7	87.7	(149.4)	(15.2)
Income tax provision	—	—	—	—	—

Net income (loss)	$(15.2)	$61.7	$87.7	$(149.4)	$(15.2)

Condensed Statements of Cash Flows
For the nine months ended September 30, 2004

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) operating activities	$(8.2)	$27.5	$(3.9)	$(6.9)	$8.5

Cash flows provided by (used in) investing activities	(221.1)	(22.3)	(124.6)	321.5	(46.5)

Cash flows provided by (used in) financing activities	229.1	99.5	207.0	(314.6)	(221.0)

Increase (decrease) in cash and cash equivalents	$(0.2)	$104.7	$78.5	$—	$183.0

Note 12. Commitments and Contingencies
     The Company is subject to various domestic and international environmental laws and regulations that govern the discharge of pollutants and disposal of wastes, and which may require that it investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. The Company could incur substantial cleanup costs, fines, and civil or criminal sanctions, and third party property damage or personal injury claims as a result of violations or liabilities under these laws or noncompliance with environmental permits required at its facilities. The Company is currently involved in the investigation and remediation of a number of such matters at its current and former sites, as well as third party sites.
     Environmental liabilities are recorded when the Company’s liability is probable and the costs are reasonably estimable. In many cases, the Company is not able to determine whether it is liable or, if liability is probable, to reasonably estimate the loss or range of loss. Estimates of the Company’s liability remain subject to additional uncertainties, including the nature and extent of site contamination, available remediation alternatives, the extent of corrective actions that may be required, and the number, participation, and financial condition of other potentially responsible parties (“PRPs”). The Company expects that it will adjust its accruals to reflect new information as appropriate. Future adjustments could have a material adverse effect on the Company’s results of operations in a given period, but the Company cannot reliably predict the amounts of such future adjustments.
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
     At September 30, 2005, the Company’s reserves for environmental remediation obligations totaled approximately $26 million, of which approximately $11.5 million were included in other current liabilities. The reserve includes estimated probable future costs of $8.9 million for federal Superfund and comparable state-managed sites; $8.8 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $5.5 million for owned or controlled sites at which Company operations have been discontinued; and $2.6 million for sites utilized by the Company in its ongoing operations. The Company continues to evaluate whether it may be able to recover a portion of future costs for environmental liabilities from third parties. The timing of expenditures depends on a number of factors that vary by site. The Company expects that it will expend present accruals over many years and that remediation of all sites with which it has been identified will be completed within thirty years.
     See Note 14. Commitments and Contingencies to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2004 for a discussion of legal proceedings affecting the Company. The following are updates to that discussion.
     In March 1995, Kaiser Aerospace & Electronics Corporation (“Kaiser”) filed a civil complaint against Teledyne Industries, Inc. (now TDY Industries, Inc.) (“TDY”), a wholly-owned subsidiary of the Company, and others in state court in Miami- Dade County, Florida. The complaint alleged that TDY breached a Cooperation and Shareholder’s Agreement with Kaiser. Kaiser seeks unspecified damages in an amount “to be determined at trial.” Mediation began in September 2005. No trial date has been set at this time. While the outcome of the litigation cannot be predicted, and the Company believes that the claims are not meritorious, an adverse resolution of this matter could have a material adverse effect on the Company’s results of operations and financial condition.
     The California Department of Toxic Substances Control (“DTSC”) determined that the facility in San Diego, California that was formerly leased by one of the Company’s discontinued operations (“the San Diego facility”) is subject to the hazardous waste facility closure requirements of the California Code of Regulations. In June 2005, DTSC requested TDY to submit a closure plan for two areas of the facility. TDY believes the areas have been evaluated in prior site investigations and submitted a closure plan, which is being reviewed by the DTSC.
     In another matter related to the San Diego facility, TDY and the San Diego Unified Port District (“Port District”) are involved in litigation in San Diego, California concerning a lease of property located in San Diego, California (“San Diego facility”). Following trial of this state court matter, the jury rendered a verdict in favor of the Port on its claim and judgment was entered in the amount of $22.7 million, which includes the jury award and related costs and prejudgment interest. TDY appealed the verdict to the California State Court of Appeals in July 2004. Oral argument on the appeal is scheduled for November 15, 2005.
     TDY is continuing negotiations with the U.S. Environmental Protection Agency and the U.S. Government in connection with the Li Tungsten Superfund Site in Glen Cove, New York. In September 2005, TDY filed a complaint seeking contribution from the other PRPs at the site. Based on information presently available, the Company believes its reserves on this matter are adequate. An adverse resolution of this matter could have a material adverse effect on the Company’s results of operations and financial condition.
     In April 2005, an unfavorable judgment of $5.3 million, including compensatory damages and prejudgment interest, was issued against TDY in a case filed in the United States District Court for the Northern District of Alabama relating to a disputed tantalum graded powder raw material supply arrangement. The supplier alleged that ATI Metalworking Products had failed to purchase certain tantalum graded powder under a supply contract, and TDY defended on the basis that the arrangement was a consignment with no purchase obligation. The Company has appealed the decision. Oral argument is scheduled for January 30, 2006.
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
Results of Operations
     We operate in the following three business segments, which accounted for the following percentages of total external sales for the first nine months of 2005 and 2004:

	2005	2004
Flat-Rolled Products	55%	60%
High Performance Metals	34%	29%
Engineered Products	11%	11%
     Sales for the third quarter of 2005 were $861.7 million, 18% higher than the third quarter of 2004. Third quarter 2005 sales increased 69% in the High Performance Metals segment, and 35% in the Engineered Products segment, but declined 6% in the Flat-Rolled Products segment. The increases in revenues for the third quarter of 2005 were primarily due to increased demand from the commercial aerospace, oil and gas, chemical processing, and power generation markets which resulted in higher prices and higher volume of products shipped for these markets. These sales increases were partially offset by lower shipments of flat-rolled stainless steel commodity products due to ongoing service center inventory adjustments.
     For the first nine months of 2005, sales increased 35% to $2,645.5 million compared to same period of 2004. For the 2005 period, sales increased 58% in the High Performance Metals segment, 34% in the Engineered Products segment, and 25% in the Flat-Rolled Products segment. The increases in revenues for the nine months ended September 30, 2005 were the result of increased demand across most end markets, higher prices and higher volume of products shipped, as well as the increased volume attributable to the J&L asset acquisition in our Flat-Rolled

Products segment in June 2004, and the Garryson Limited acquisition in our Engineered Products segment in April 2005.
     We estimate that the major end markets for our products, as a percentage of 2005 sales, were as follows:

Aerospace	24%
Chemical process industry/oil & gas	16%
Automotive	11%
Electrical energy	10%
Food equipment and appliance	8%
Construction/mining	7%
Medical	4%
Additionally, foreign sales accounted for 24% of our total 2005 sales.
     Operating profit for the third quarter of 2005 increased to $134.0 million compared to $53.3 million for the same period of 2004 as a result of improved performance across all of our business segments. Operating profit for the nine months ended September 30, 2005 was $389.7 million, compared to $92.0 million for the first nine months of 2004. Operating performance in 2005 benefited from strong demand in the High Performance Metals and Engineered Products segments, higher selling prices, ongoing cost reductions and capital investments, and from ATI Business System efficient manufacturing initiatives. Segment operating margins as a percentage of sales for the three and nine month periods ended September 2005 and 2004 were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Flat-Rolled Products	7.6%	5.7%	8.6%	3.0%
High Performance Metals	27.1%	11.1%	25.6%	7.4%
Engineered Products	12.9%	7.2%	12.3%	6.7%
     Results for the third quarter 2005 included a LIFO inventory valuation reserve charge of $12.1 million, due primarily to higher titanium scrap and tungsten raw material costs. For the same 2004 period, the LIFO inventory valuation reserve charge was $8.5 million. Third quarter 2005 results were also negatively impacted by approximately $9 million in higher energy costs, net of benefits from natural gas hedges, compared to the same period of 2004. Cost reductions, before the effects of inflation, for the third quarter 2005 totaled $33.3 million. For the nine months ended September 30, 2005, LIFO inventory valuation reserves increased by $44.1 million, compared to an increase of $82.7 million in the first nine months of 2004. Cost reductions, before the effects of inflation, for the nine months ended September 30, 2005 were $100.4 million.
     Retirement benefit expense decreased to $19.9 million in the third quarter of 2005 compared to $24.8 million in the third quarter of 2004, primarily as a result of actions taken in the second quarter 2004 to control retiree medical costs and the favorable effect of the Medicare prescription drug legislation. Third quarter 2005 results also include an income tax benefit of $1.3 million, principally related to a $4.0 million favorable adjustment to prior years’ taxes partially offset by foreign and state income taxes. No income tax provision or benefit was recognized in 2004 as a result of cumulative losses recorded in the 2001 through 2003 period. Net income for the third quarter of 2005 was $88.3 million, or $0.87 per share, compared to $8.6 million, or $0.09 per share, for the same period of 2004.
     Net income for the first nine months of 2005 was $241.0 million, or $2.40 per share, compared to a net loss of $15.2 million, or $0.18 per share, for the first nine months of 2004. For the first nine months of 2005, results included an income tax provision of $4.0 million, primarily for foreign and state income taxes partially offset by a favorable adjustment to prior years’ taxes. The results for the first nine months of 2004 do not include an income tax provision or benefit as a result of cumulative losses recorded in the 2001 through 2003 period. Results for the first nine months of 2004 included a net gain of $40.4 million comprised of a $71.5 million curtailment and settlement gain related to retiree medical benefit changes for certain salaried employees, net of pension termination benefits of $25.4 million associated with Allegheny Ludlum’s new labor agreement, and $5.7 million of other costs associated with the J&L asset acquisition.

     During the fourth quarter 2005, demand for our High Performance Metals segment products is expected to remain robust and demand for our Engineered Products is expected to remain strong. In our Flat-Rolled Products segment, we see continued strength in demand for our high-value products. In addition, we are seeing increased orders for commodity stainless sheet and engineered strip products as service centers continue to bring their inventories better in line with demand. We believe our fourth quarter 2005 operating profit will be similar to third quarter 2005 performance, and we expect good cash flow from operations.
Flat-Rolled Products Segment
     Third quarter 2005 sales decreased 6% to $439.0 million, compared to the third quarter 2004, primarily due to a decline in shipments which was partially offset by higher average base selling prices and higher raw material surcharges. Total finished tons shipped decreased by 42,985 tons, or 25%. Shipments of stainless sheet and engineered strip were reduced due to continued inventory management actions at service centers and elsewhere in the supply chain. Demand was strong for nickel-based alloys, specialty steels, and titanium products from the oil and gas, electrical energy, aerospace and chemical processing markets. Although our Flat-Rolled Products segment shipments were the lowest since the first quarter of 2004, segment operating profit for the third quarter 2005 was $33.4 million, or 7.6% of sales, compared to $26.7 million, or 5.7% of sales, in the prior year’s third quarter, as a result of higher base selling prices, lower LIFO inventory valuation reserve charges, and the benefits of gross cost reductions partially offset by approximately $8 million in higher energy costs, net of benefits from natural gas hedges. We maintained our focus on emphasizing profitability rather than aggressively pursuing volume, and proved that this segment can be profitable in a difficult commodity stainless market. Third quarter 2005 results had a LIFO inventory valuation reserve benefit of $3.2 million, compared to a charge of $9.2 million for the third quarter 2004, primarily due to reduced volatility and inflation in raw material prices. Results for the 2005 third quarter benefited from $21.2 million in cost reductions, before the effects of inflation.
     Comparative information on the segment’s products for the three months ended September 30, 2005 and 2004 is provided in the following table:

	Three Months Ended
	September 30,		%
	2005	2004	Change
Volume (finished tons):
High value	36,256	40,997	(12%)
Commodity	90,940	129,184	(30%)

Total	127,196	170,181	(25%)

Average prices (per finished ton):
High Value	$6,105	$4,369	40%
Commodity	$2,360	$2,198	7%
Combined Average	$3,427	$2,721	26%
     For the nine months ended September 30, 2005, Flat-Rolled Products sales increased 25%, to $1,465.7 million, and operating profit was $126.0 million, or 8.6% of sales, compared to $35.7 million, or 3.0% of sales, for the 2004 period. Volume of finished tons shipped increased 4% in the 2005 period, compared to 2004, as first half 2005 volume increases, including the effects of the J&L asset acquisition which closed on June 1, 2004, were offset by reduced shipments in the 2005 third quarter. Segment results for the 2005 year-to-date period included a LIFO inventory reserve charge of $0.7 million, compared to a LIFO inventory reserve charge of $62.0 million for the same period in 2004, primarily due to reduced volatility and inflation in raw material prices. For the nine months ended September 30, 2005, results were also negatively impacted by approximately $11 million in higher energy costs, net of benefits from natural gas hedges, compared to the same period of 2004. Results for the first nine months of 2005 benefited from $70.9 million in cost reductions, before the effects of inflation.

     Comparative information on the segment’s products for the nine months ended September 30, 2005 and 2004 is provided in the following table:

	Nine Months Ended
	September 30,		%
	2005	2004	Change
Volume (finished tons):
High value	117,375	119,888	(2%)
Commodity	330,726	309,038	7%

Total	448,101	428,926	4%

Average prices (per finished ton):
High Value	$5,696	$4,234	35%
Commodity	$2,382	$2,141	11%
Combined Average	$3,250	$2,726	19%
High Performance Metals Segment
     Sales and operating profit reached record levels in the third quarter 2005. Sales increased 69% to $324.6 million, compared to the third quarter of 2004, due primarily to strong demand for our titanium alloys, nickel-based superalloys, and vacuum melted specialty steels from the aerospace, biomedical, oil and gas, and power generation markets. Our exotic alloys business continued to benefit from sustained high demand from government, aerospace, and chemical processing markets. Operating profit in the 2005 third quarter increased to $87.9 million, or 27.1% of sales, compared to $21.4 million, or 11.1% of sales, in the comparable year-ago period, as a result of increased shipments for most products, higher selling prices, and the benefits of cost reductions. Productivity and throughput significantly improved at our newly upgraded Richburg, South Carolina high performance metals long products facility. Raw material cost inflation, especially for nickel-based and titanium-based scrap, and higher inventory levels resulted in a LIFO inventory valuation reserve charge of $12.9 million in the third quarter of 2005, compared to a LIFO inventory valuation reserve benefit of $2.1 million in the comparable 2004 period. Results for the 2005 third quarter benefited from $10.0 million of cost reductions, before the effects of inflation.
     Comparative information on the segment’s products for the three months ended September 30, 2005 and 2004 is provided in the following table:

	Three Months Ended
	September 30,		%
	2005	2004	Change
Volume (000’s pounds):
Nickel-based and specialty steel alloys	9,621	8,227	17%
Titanium mill products	6,169	5,130	20%
Exotic alloys	908	912	—

Average prices (per pound):
Nickel-based and specialty steel alloys	$11.71	$9.09	29%
Titanium mill products	$25.49	$12.53	103%
Exotic alloys	$43.49	$46.12	(6%)
Exotic alloys average pricing declined primarily due to product mix.
     For the nine months ended September 2005, segment sales increased 58% to $888.9 million. Operating profit was $228.0 million for the nine months ended September 2005, or 25.6% of sales, compared to $41.8 million, or 7.4% of sales, for the comparable prior year period. Prior year results were also negatively impacted by production inefficiencies and start-up costs associated with the Richburg, South Carolina high performance metals long products facility following the completion of an extensive upgrade. Results for the first nine months of 2005 included a LIFO inventory valuation reserve charge of $36.2 million, compared to a charge $12.6 million in the 2004 period, primarily due to raw material cost inflation for nickel-based and titanium-based scrap. For the nine months ended September 30, 2005, cost reductions were $24.4 million, before the effects of inflation.
     Comparative information on the segment’s products for the nine months ended September 30, 2005 and 2004 is provided in the following table:

	Nine Months Ended
	September 30,		%
	2005	2004	Change
Volume (000’s pounds):
Nickel-based and specialty steel alloys	29,836	25,815	16%
Titanium mill products	18,610	15,809	18%
Exotic alloys	3,090	3,179	(3%)

Average prices (per pound):
Nickel-based and specialty steel alloys	$10.91	$8.30	31%
Titanium mill products	$21.20	$11.70	81%
Exotic alloys	$40.70	$40.86	—
Engineered Products Segment
     Sales for the third quarter 2005 increased 35% to $98.1 million compared to the third quarter 2004, due to higher selling prices and increased volume, including shipments from our U.K.-based ATI Garryson Limited cutting tool operations acquired in April 2005. Demand for our tungsten products was strong from the oil and gas drilling, construction and mining, and aerospace markets. Demand remained strong for our forged products from the Class 8 truck, and construction and mining markets. Demand for our cast products was strong from the transportation and wind energy markets. Operating profit in the 2005 third quarter improved to $12.7 million, or 12.9% of sales, compared to $5.2 million, or 7.2% of sales, in the third quarter 2004. Operating results for the 2005 third quarter benefited from higher selling prices, increased sales volume, and cost reductions which more than offset higher raw material costs. The rise in raw material costs and inventory levels resulted in a LIFO inventory valuation reserve charge of $2.4 million in the third quarter 2005, compared to $1.4 million in the comparable 2004 period. Results for 2005 benefited from $2.1 million in cost reductions, before the effects of inflation.
     For the nine months ended September 2005, segment sales increased 34% to $290.9 million compared to the comparable 2004 period. Operating profit was $35.7 million, or 12.3% of sales, compared to $14.5 million, or 6.7% of sales in 2004. Operating results for the first nine months of 2005 included a $7.2 million LIFO inventory valuation reserve charge, compared to a LIFO valuation reserve charge of $8.1 million for the nine months ended September 2004. Higher sales volumes, improved pricing and cost reductions, before the effects of inflation, of approximately $5.1 million more than offset raw material and other cost increases.
Corporate Items
     Corporate expenses increased to $13.8 million in the third quarter of 2005 compared to $7.4 million in the third quarter of 2004. For the nine months ended September 30, 2005, corporate expenses were $35.7 million compared to $21.9 million in the prior year-to-date period. The increases in the 2005 periods were due primarily to expenses associated with annual and long-term performance-based incentive compensation programs.
     We adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”) on January 1, 2005, using the modified prospective method. Under the modified prospective method, the effect of the standard is recognized in the period of adoption and in future periods. Prior periods, which were accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), are not restated to reflect the impact of adopting the new standard. SFAS 123R requires share-based payments to be accounted for at fair value, measured at the grant date for equity awards, and recognized as expense over the requisite service period. As a result, compensation expense recognized under SFAS 123R may be subject to less volatility than the compensation expense recognized under APB 25, which required adjustments under the intrinsic value method for variable awards where the number of shares to be awarded, or the share price, was not known at the grant date. Third quarter 2005 compensation expense related to share-based incentive plans was $2.3 million, compared to $1.8 million in the third quarter 2004. Compensation expense related to share-based incentive plans for the first nine months of 2005 was $7.5 million, compared to $11.9 million in the same period of 2004. Had we accounted for equity-based compensation under the SFAS 123R fair value expense method in 2004, we would have recorded $9.6 million less compensation expense for the full year.
     Net interest expense increased to $9.9 million for the third quarter of 2005 from $9.3 million for the same period last year. For the nine months ended September 30, 2005, net interest expense was $30.9 million compared to $25.3 million in the prior year-to-date period. The increases in interest expense in the 2005 periods were primarily related to interest associated with the financing of the June 2004 J&L asset acquisition and higher short-term interest rates.
     Other expenses, net of gains on asset sales, includes charges incurred in connection with closed operations, pretax gains and losses on the sale of surplus real estate and other assets, and other non-operating income or expense. These items are presented primarily in selling and administration expenses, and in other expense in the statement of operations. These items resulted in other expenses of $3.4 million for the third quarter of 2005 and $18.0 million for the first nine months of 2005. Other expenses for 2005 includes litigation expense of $5.3 million relating to an unfavorable court judgment, included in first quarter 2005 results, concerning a commercial dispute with a raw material supplier. In addition, other expenses, net of gains on asset sales for the quarter and year-to-date periods ending September 30, 2005 includes higher legal and environmental expenses associated with closed operations. Other expenses totaled $3.2 million for the third quarter 2004 and $5.6 million for the first nine months of 2004.
     Retirement benefit expense declined to $19.9 million in the third quarter 2005, compared to $24.8 million in the third quarter 2004, primarily as a result of actions taken in the second quarter 2004 to control retiree and medical costs and the favorable effect of the Medicare prescription drug legislation. Approximately $13.5 million, or 68%, of the third quarter 2005 retirement benefit expense was non-cash. For the third quarter 2005, retirement benefit expense increased cost of sales by $14.1 million, and selling and administrative expenses by $5.8 million. For the third quarter 2004, retirement benefit expense increased cost of sales by $17.7 million, and selling and administrative expenses by $7.1 million.
     For the nine months ended September 30, 2005 retirement benefit expense was $60.1 million, compared to $94.8 million in the same period of 2004. Approximately 69% of the 2005 retirement benefit expense was non-cash. Retirement benefit expense increased cost of sales for the nine months ended September 2005 by $42.4 million, and increased selling and administrative expenses by $17.7 million. For the nine months ended September 2004, retirement benefit expenses increased cost of sales by $70.6 million and increased selling and administrative expenses by $24.2 million.
     The 2004 retirement benefit expense discussed above does not include the effects of the $71.5 million curtailment and settlement gain related to the elimination of retiree medical benefits for certain employees not subject to collective bargaining agreements beginning in 2010, nor does this expense include the $25.4 million charge related to the Transition Assistance Program (“TAP”) incentive associated with the 2004 labor agreement at Allegheny Ludlum, which is being paid from the ATI pension trust.
     We are not required to make cash contributions to the U. S. defined benefit pension plan for 2005 and, based on current regulations and actuarial studies, we do not expect to be required to make cash contributions to our U.S. defined benefit pension plan during the next several years. However, we may elect, depending upon investment performance of the pension plan assets and other factors, to make voluntary cash contributions to this pension plan in the future. In the 2005 fourth quarter, we are considering making a voluntary cash contribution to our U.S. defined pension benefit plan of at least $75 million in order to improve this plan’s funded position.
Curtailment Gain, Net of Restructuring Costs
     Curtailment gain, net of restructuring costs, of $40.4 million in the nine months ended September 30, 2004 includes the $71.5 million retiree medical benefits curtailment and settlement gain and the $25.4 million pension termination benefit charge discussed in Corporate Items, above, and $5.7 million of restructuring charges. The restructuring charges related to the 2004 labor agreement at Allegheny Ludlum and the J&L asset acquisition, and included labor agreement costs of $4.6 million, severance costs of $0.6 million, and $0.5 million for asset impairment charges for redundant equipment following the J&L asset acquisition.

Income Taxes
     Results for the three months ended September 30, 2005 include an income tax benefit of $1.3 million, which is principally related to a $4.0 million favorable adjustment to prior years’ taxes resulting from settlement of open audit years, partially offset by foreign and state income taxes. Results for the nine months ended September 30, 2005 include a provision for income taxes of $4.0 million, which is principally related to foreign and state income taxes partially offset by the favorable adjustment to prior years’ taxes discussed above. No income tax benefit or provision was recognized in the 2004 comparable periods. Results of operations for the above mentioned periods do not include any significant U.S. Federal income tax provision or benefit for current or deferred taxes primarily as a result of the continuing uncertainty regarding full utilization of our net deferred tax asset and available operating loss carryforwards. We maintain a valuation allowance for a major portion of our deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes”. Future tax provisions or benefits will be recognized when taxable income exceeds net operating tax loss carry-forwards resulting in cash tax payments, when tax losses, if any, are recoverable as cash refunds, or due to changes in our judgment regarding the realizability of our deferred tax assets. If in a future period, based upon our continuing profitability and other factors, we determine that the deferred income tax asset, or a portion thereof, will be realizable, the existing valuation allowance will be reduced resulting in a non-cash income tax benefit. From that point forward, the Company would recognize current and deferred U.S. Federal income taxes on reported earnings. As of December 31, 2004, we had a U. S. Federal income tax net operating loss carryforward of approximately $150 million, which equates to a U.S. Federal tax benefit of approximately $52 million. This carryforward is available to offset any taxable income in 2005, or in future periods through 2024.
Financial Condition and Liquidity
Cash Flow and Working Capital
     During the nine months ended September 30, 2005, cash provided by operations was $195.6 million, as the significant improvement in operating earnings more than offset a $220.5 million increase in managed working capital. Investing activities included capital expenditures of $41.2 million, and the acquisition of Garryson Limited for $18.3 million, net of cash acquired. The principal financing activities were $14.4 million of net debt repayments, including $7.5 million associated with the 2004 J&L asset acquisition, and $17.4 million of dividends paid. At September 30, 2005, cash and cash equivalents totaled $371.7 million.
     As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable and gross inventories, less accounts payable. In measuring performance in controlling this managed working capital, we exclude the effects of LIFO inventory valuation reserves, excess and obsolete inventory reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. At September 30, 2005, managed working capital was 30.9% of annualized sales compared to 29.5% of annualized sales at December 31, 2004. During the first nine months of 2005, managed working capital increased by $220.5 million, to $1,080.7 million. The increase in managed working capital was due to increased accounts receivable of $70.7 million, which reflects the higher level of sales in the third quarter 2005 compared to the fourth quarter 2004, increased inventory of $145.7 million, mostly as a result of higher raw material costs and increased business volumes, and a $4.1 million decrease in accounts payable. The majority of the increase in raw material costs should be recovered through surcharges and index pricing mechanisms. While inventory and accounts receivable balances have increased during 2005, gross inventory turns, which excludes the effect of LIFO inventory valuation reserves, and days sales outstanding, which measures actual collection timing for accounts receivable are essentially the same as year-end 2004.

The components of managed working capital were as follows:

(in millions)	September 30,	December 31,
	2005	2004
Accounts receivable	$431.7	$357.9
Inventories	609.4	513.0
Accounts payable	(270.8)	(271.2)

Subtotal	770.3	599.7

Allowance for doubtful accounts	8.7	8.4
LIFO reserves	268.0	223.9
Corporate and other	33.7	20.6

Managed working capital	$1,080.7	$852.6

Annualized prior 2 months sales	$3,502.8	$2,887.0

Managed working capital as a % of annualized sales	30.9%	29.5%

September 30, 2005 change in managed working capital	$228.1
Acquisition of managed working capital	(7.6)

Net change in managed working capital	$220.5

Capital Expenditures
     Capital expenditures for 2005 are expected to be approximately $100 million, of which $41 million had been expended in the first nine months of 2005. On July 15, 2005, we announced a major expansion of our titanium production capabilities. We intend to invest approximately $100 million through the end of 2006 to significantly increase our capacity to produce titanium and titanium alloys used for aero-engine rotating parts, airframe applications and in other global markets. We expect over $200 million of annual revenue growth potential when these projects are fully implemented in 2007. We expect to fund these capital expenditures through internal cash flow. Strategic capital projects associated with expanding our titanium production capabilities include:
•	Upgrading and restarting our idled titanium sponge facility in Albany, Oregon. We expect an annual production rate of 7.5 million pounds of titanium sponge from this facility beginning in the first half of 2006. Titanium sponge is a critical material used to produce titanium mill products.

•	Constructing a third plasma arc melt cold-hearth furnace at ATI Allvac’s North Carolina operations. We expect this new furnace to be qualified for production by late 2006. Plasma arc melting is a superior cold-hearth melt process for making alloyed titanium products for aero-engine rotating parts and biomedical applications.

•	Expanding high-value plate products capacity by 25%, primarily through investments at our plate products facilities in Western Pennsylvania.

•	Continued upgrading of our cold-rolling assets used in producing titanium sheet and strip products.
     In addition, on September 8, 2005, we announced an expansion of our premium-melt nickel-based alloy, superalloy, and specialty alloy production capabilities. These investments are aimed at increasing our capacity to produce these high performance alloys used for aero-engine rotating parts; airframe applications; oil and gas exploration, extraction, and refining; and power generation land-based turbines and flue gas desulfurization pollution control units. These incremental capital investments of approximately $30 million through the end of 2006 are expected to be funded from internal cash flow. We expect approximately $70 million of annual revenue from these projects when they are implemented. Major projects of this expansion, which is expected to increase our premium-melt capacity by approximately 20%, include:
•	Upgrading and expanding vacuum induction melt (VIM) capacity. VIM is a melting process designed for premium grades with high alloy content that require more precise chemistry control and lower impurity levels.

•	Installation of two new electro-slag re-melt (ESR) furnaces and three new vacuum arc re-melt (VAR) furnaces. ESR and VAR furnaces are consumable electrode re-melting processes used to improve both the cleanliness and metallurgical structure of alloys.
Dividends
     A regular quarterly dividend of $0.06 per share of common stock was declared on September 8, 2005, payable to stockholders of record at the close of business on September 19, 2005. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by credit agreements or senior securities, and other factors deemed relevant and appropriate.
Debt
     At September 30, 2005, we had $566.4 million in total outstanding debt, compared to $582.7 million at December 31, 2004, a decrease of $16.3 million. The decrease in debt was primarily due to repayment of $7.5 million in seller financing for the J&L asset acquisition, and reduced net borrowings at our foreign operations.
     In managing our overall capital structure, one of the measures on which we focus is net debt to total capitalization. In determining this measure, debt and total capitalization are net of cash on hand which may be available to reduce borrowings. Our net debt to total capitalization improved to 21.0% at September 30, 2005 from 43.8% at December 31, 2004. The net debt to total capitalization was determined as follows:

(dollars in millions)	September 30, 2005	December 31, 2004
Total debt	$566.4	$582.7
Less: cash	(371.7)	(250.8)

Net debt	$194.7	$331.9

Net debt	$194.7	$331.9
Stockholders’ equity	731.8	425.9

Total capitalization	$926.5	$757.8

Net debt to total capitalization	21.0%	43.8%
     We did not borrow funds under our $325 million secured domestic revolving credit facility during the first nine months of 2005, or during all of 2004 or 2003, although a portion of the facility has been utilized to support the issuance of letters of credit. Outstanding letters of credit issued under the facility at September 30, 2005 were approximately $128 million. The facility is secured by all accounts receivable and inventory of our U.S. operations.
     On August 4, 2005, we amended the credit facility to (1) extend the facility term to August 2010 from its original maturity date of June 2007, (2) enable us to execute various corporate actions without the prior consent of the lending group, so long as, after giving effect to such corporate action, we maintain a minimum undrawn availability (as described in the facility) of $75 million, (3) reduce the borrowing costs under the facility, and (4) incorporate a feature that would permit us to increase the size of the facility, assuming we had sufficient collateral, by up to $150 million. Under the amended facility, if undrawn availability as described in the facility were to decline below $75 million, corporate actions that could be undertaken without the prior consent of the bank group, including capital expenditures, acquisitions, sales of assets, dividends, investments in, or loans to, corporations, partnerships, joint ventures and subsidiaries, issuance of unsecured indebtedness, leases, and prepayments of indebtedness, would be limited. The amended facility contains a financial covenant, which is not measured unless our undrawn availability is less than $75 million. This financial covenant, when measured, requires us to prospectively maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (as defined in the credit facility) to fixed charges of at least 1.0 to 1.0 from the date the covenant is measured. Our ability to borrow under the amended secured credit facility in the future could be adversely affected if we fail to maintain the applicable covenants under the agreement governing the facility.
     At September 30, 2005, we had the ability to access the entire $325 million undrawn availability under the facility.

     We believe that internally generated funds, current cash on hand, and capacity provided from our secured credit facility will be adequate to meet our foreseeable liquidity needs.
Critical Accounting Policies
Inventory
     At September 30, 2005, we had net inventory of $609.4 million. Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO) and average cost methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. The prices for many of the raw materials we use have recently been extremely volatile, especially during 2005 and 2004 when raw material prices rose rapidly, compared to previous years. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a rapid rise in raw material costs has a negative effect on our operating results. For example, during the first nine months of 2005 the effect of the increase in raw material costs on our LIFO inventory valuation method resulted in cost of sales which was $44.1 million higher than would have been recognized if we utilized the FIFO methodology to value our inventory. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold.
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
     We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting reserve, if any, is recognized as an expense in the period that the need for the reserve is identified. At September 30, 2005, no such reserves were required. It is our general policy to write-down to scrap value any inventory that is identified as obsolete and any inventory that has aged or has not moved in more than twelve months. In some instances this criterion is up to twenty-four months due to the longer manufacturing and distribution processes for such products.
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
     At September 30, 2005, we had a net deferred income tax asset, net of deferred income tax liabilities and deferred tax asset valuation allowances, of $59.3 million. The increase in the net deferred tax asset from December 31, 2004 was due to the Garryson Limited acquisition in the 2005 second quarter. A significant portion of our deferred income tax asset relates to postretirement employee benefit obligations, which have been recognized for financial reporting purposes but are not deductible for income tax reporting purposes until the benefits are paid. These benefit payments are expected to occur over an extended period of years. We have not had a federal net operating loss or tax credit carryforward expire unutilized.
Retirement Benefits
     We have defined pension plans and defined contribution plans covering substantially all of our employees. During the third quarter 2004, we made a $50 million voluntary cash contribution to our U.S. defined pension plan to improve the plan’s funded position. We are not required to make a contribution to the U.S. defined benefit pension plan for 2005, and, based upon current actuarial analysis and forecasts, and current regulations, we do not expect to be required to make cash contributions to the U.S. defined benefit pension plan for at least the next several years. However, we may elect, depending upon the investment performance of the pension plan assets and other factors, to make additional voluntary cash contributions to this pension plan in the future. In the 2005 fourth quarter, we are considering making a voluntary cash contribution to our U.S. defined pension benefit plan of at least $75 million in order to improve this plan’s funded position.
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
     At the end of November of each year, we determine the discount rate to be used to value pension plan liabilities. In accordance with SFAS 87, the discount rate reflects the current rate at which the pension liabilities could be effectively settled. In estimating this rate, we receive input from our actuaries regarding the rates of return on high quality, fixed-income investments with maturities matched to the expected future retirement benefit payments. Based on this assessment at the end of November 2004, we established a discount rate of 6.1% for valuing the pension liabilities as of the end of 2004, and for determining the pension expense for 2005. We had previously assumed a discount rate of 6.5% for 2003, which determined the 2004 expense, and 6.75% for 2002, which determined the 2003 expense. The effect of lowering the discount rate to 6.1% from 6.5% increased pension liabilities by approximately $81 million at 2004 year-end, and will increase pension expense by approximately $6 million for the full year 2005. The effect on pension liabilities for changes to the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, are deferred and amortized over future periods in accordance with SFAS 87.
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
     We also sponsor several postretirement plans covering certain hourly and salaried employees and retirees. These plans provide health care and life insurance benefits for eligible employees. In most plans, our contributions towards premiums are capped based upon the cost of a certain date, thereby creating a defined contribution. For the non-collectively bargained plans, we maintain the right to amend or terminate the plans in the future. We account for these benefits in accordance with SFAS No. 106, “Employers’ Account for Postretirement Benefits Other Than Pensions” (“SFAS 106”), which requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as benefits are paid. We use actuarial assumptions, including the discount rate and the expected trend in health care costs, to estimate the costs and benefits obligations for the plans. The discount rate, which is determined annually at the end of November of each year, is developed based upon rates of return on high quality, fixed-income investments. At the end of 2004, we determined this rate to be 6.1%, a reduction from a 6.5% discount rate in 2003 and 6.75% in 2002. The effect of lowering the discount rate to 6.1% from 6.5% increased 2004 postretirement benefit liabilities by approximately $20 million, and 2005 expenses will increase by approximately $1 million. Based upon significant cost increases quoted by our medical care providers and predictions of continued significant medical cost inflation in future years, the annual assumed rate of increase in the per capita cost of covered benefits for health care plans was 10.0% for 2005 and was assumed to gradually decrease to 5.0% in the year 2014 and remain level thereafter.
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
     Corporate bond rates have decreased in 2005 from the rates as of November 2004, our last measurement date for pension and postretirement benefit accounting. If corporate bonds rates remain at October 2005 levels, it could result in lower discount rate assumptions used to value pension and postretirement benefit plan liabilities at the end of 2005. Lowering the discount rate would result in increases in pension and postretirement benefit liabilities and retirement benefit expenses for 2006.
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
Other Matters
Cyclical Demand for Products
     The cyclical nature of the industries in which our customers operate causes demand for our products to be cyclical, creating uncertainty regarding future profitability. Various changes in general economic conditions affect the industries in which our customers operate. These changes include decreases in the rate of consumption or use of our customers’ products due to economic downturns. Other factors causing fluctuation in our customers’ positions are changes in market demand, lower overall pricing due to domestic and international overcapacity, currency fluctuations, lower priced imports and increases in use or decreases in prices of substitute materials. As a result of these factors, our profitability has been and may in the future be subject to significant fluctuation.
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
Retirement Benefits
     Our U.S. defined benefit pension plan was funded in accordance with ERISA as of September 30, 2005. Based upon current actuarial analyses and forecasts, we do not expect to be required to make contributions to the defined benefit pension plan for at least the next several years. However, a significant decline in the value of plan investments in the future or changes in laws or regulations that govern pension plan funding could materially change the timing and amount of required funding. Various proposals are being considered in Congress with respect to pension funding. These proposals, if enacted, may require us to make minimum contributions to our U.S. defined benefit pension plan which would not have been required under the existing laws and regulations. Depending on the timing and amount, a requirement that we fund our defined benefit pension plan could have a material adverse effect on our financial condition.
Labor Matters
     We have approximately 9,000 full-time employees. A portion of our workforce is covered by various collective bargaining agreements, principally with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USWA”), including: approximately 2,900 Allegheny Ludlum production, office and maintenance employees covered by collective bargaining agreements that are effective through June 2007; approximately 230 Oremet employees covered by a collective bargaining agreement that is effective through June 2007; approximately 570 Wah Chang employees covered by a collective bargaining agreement that continues through March 2008; approximately 250 employees at our Casting Service facility in

LaPorte, Indiana, covered by a collective bargaining agreement that is effective through December 2007; and approximately 200 employees at our Portland Forge facility in Portland, Indiana, covered by collective bargaining agreements with three unions that are effective through April 2008.
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
     With respect to third party sites under the Federal Superfund laws, or similar state statutes, we have been identified as a PRP at approximately 17 of such sites, excluding those at which we believe we have no future liability. Our involvement is limited or de minimis at approximately 14 of these sites, and the potential loss exposure with respect to any of the remaining 3 individual sites is not considered to be material. Additionally, we have been identified as a PRP or are involved in the investigation and remediation of 24 of our current and former operating sites. Our involvement is not considered to be material at 19 of such sites. Based on information presently available, the Company believes its reserves on these matters are adequate.
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
     Environmental liabilities are recorded when our liability is probable and the costs are reasonably estimable. In many cases, investigations are not at a stage where we are able to determine whether we are liable or, if liability is probable, to reasonably estimate the loss, or certain components thereof. Accordingly, as investigation and remediation of these sites proceed and as we receive new information, we expect that we will adjust our accruals to reflect the new information. Future adjustments could have a material adverse effect on our results of operations in a given period, but we cannot reliably predict the amounts of such future adjustments. At September 30, 2005, our reserves for environmental matters totaled approximately $26 million.
Strategic Capital Projects
     From time-to-time, we undertake strategic capital projects in order to expand and upgrade our facilities and operational capabilities. For instance, in 2005 we announced major expansions of our titanium and premium-melt nickel-based alloy, superalloy and specialty alloy production capabilities. We intend to invest approximately $130 million in the aggregate through the end of 2006 to complete these strategic capital projects, and we expect to achieve an aggregate of approximately $270 million of potential annual revenue growth from these projects when they are fully implemented. Our ability to achieve the anticipated increased revenues or otherwise realize acceptable returns on these investments or other strategic capital projects that we may undertake is subject to a number of risks, many of which are beyond our control, including a variety of market, operational, permitting and labor related factors. In addition, the cost to implement any given strategic capital project ultimately may prove to be greater than originally anticipated. If we are not able to achieve the anticipated results from the implementation of any of our strategic capital projects or if we must incur unanticipated implementation costs, our results of operations and financial position may be materially adversely effected.
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
Forward-Looking and Other Statements
     From time-to-time, we have made and may continue to make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements in this report relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Such forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results or performance to materially differ from any future results or performance expressed or implied by such statements. Various of these factors are described from time to time in our filings with the Securities and Exchange Commission, including our Report on Form 10-K for the year ended December 31, 2004. We assume no duty to update our forward-looking statements.
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
     We use raw materials and natural gas surcharge and index mechanisms to offset the impact of increased raw material and energy costs; however, competitive factors in the marketplace may limit our ability to institute such mechanisms, and there can be a delay between the increase in the price of raw materials and the realization of the benefit of such mechanisms. For example, since we generally use in excess of 45,000 tons of nickel each year, a hypothetical change of $1.00 per pound in nickel prices would result in increased costs of approximately $90 million. In addition, we also use in excess of 340,000 tons of ferrous scrap in the production of our products and a hypothetical change of $10.00 per ton would result in increased costs of approximately $3.4 million.
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
     We also, from time-to-time, enter into energy swap contracts as part of our overall risk management strategy. The swap contracts are used to manage exposure to changes in natural gas costs, a component of production costs for our operating units, where we do not have surcharges or index mechanisms in place to offset the impact of increased costs. The energy swap contracts obligate us to make or receive a payment equal to the net change in value of the contract at its maturity. These contracts are designated as hedges of the variability in cash flows of a portion of our forecasted energy payments. Changes in the fair value of our energy derivatives are recognized in other comprehensive income until the hedged item is recognized in the statement of operations. The ineffective portion of a derivative’s change in fair value is immediately recognized in the statement of operations. At September 30, 2005, the estimate fair market value of energy swap contracts was an asset (receivable to ATI) of approximately $51 million. Approximately $41 million of the energy swap contracts settle within one year and are included in prepaid expenses and other current assets in ATI’s September 30, 2005 consolidated balance sheet. The remaining $10 million in energy swap contracts settle primarily within two years, and are classified in other assets.
     At September 30, 2005, we had aggregate consolidated indebtedness of approximately $566 million, most of which bears interest at fixed rates. In a period of declining interest rates, we face the risk of required interest payments exceeding those based on the then current market rate. From time-to-time, we may enter into interest rate swap contracts to manage our exposure to interest rate risks.
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

Item 4. Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of September 30, 2005, and they concluded that these controls and procedures are effective.
(b)	Changes in Internal Controls
There was no change in our internal control over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures as of September 30, 2005, conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ALLEGHENY TECHNOLOGIES INCORPORATED
(Registrant)

Date: November 3, 2005	By	/s/ Richard J. Harshman
Richard J. Harshman
Executive Vice President-Finance and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: November 3, 2005	By	/s/ Dale G. Reid
Dale G. Reid
Vice President, Controller and Chief Accounting Officer and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX
31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).