Form 10-K
period 2005-12-31
ALLEGHENY TECHNOLOGIES INC
filed 2006-03-01
CIK 1018963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 1O-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2005

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                     to
Commission file number 1-12001
ALLEGHENY TECHNOLOGIES INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	25-1792394
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification Number)

1000 Six PPG Place, Pittsburgh, Pennsylvania	15222-5479
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (412) 394-2800
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.10 Par Value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark whether the Registrant is well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
     Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     On February 10, 2006, the Registrant had outstanding 99,374,316 shares of its Common Stock.
The aggregate market value of the Registrant’s voting stock held by non-affiliates at June 30, 2005 was approximately $2.06 billion, based on the closing price per share of Common Stock on that date of $22.06 as reported on the New York Stock Exchange, and at February 10, 2006 was approximately $4.66 billion, based on the closing price per share of Common Stock on that date of $47.88 as reported on the New York Stock Exchange. Shares of Common Stock known by the Registrant to be beneficially owned by directors of the Registrant and officers of the Registrant subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are not included in the computation. The Registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Exchange Act.
Documents Incorporated By Reference
Selected portions of the Proxy Statement for 2006 Annual Meeting of Stockholders — Part III of this Report. The information included in the Proxy Statement as required by paragraphs (a) and (b) of Item 306 of Regulation S-K and paragraphs (k) and (l) of Item 402 of Regulation S-K is not incorporated by reference in this Form 10-K.

PART I
Item 1. Business
The Company
Allegheny Technologies Incorporated is a Delaware corporation with its principal executive offices located at 1000 Six PPG Place, Pittsburgh, Pennsylvania 15222-5479, telephone number (412) 394-2800. Allegheny Technologies was formed on August 15, 1996 by the combination of Allegheny Ludlum Corporation and Teledyne, Inc., which became wholly owned subsidiaries of Allegheny Technologies. References to “Allegheny Technologies,” “ATI,” the “Company,” the “Registrant,” “we,” “our” and “us” and similar terms mean Allegheny Technologies Incorporated and its subsidiaries, unless the context otherwise requires.
Our Business
Allegheny Technologies Incorporated (ATI) uses innovative technologies to produce a wide range of specialty metals for global markets. Our specialty metals are produced in a variety of alloys and forms, including sheet, strip, plate, slab, ingot, billet, bar, rod, wire, seamless tubing, and shapes, and are selected for use in environments that demand metals having exceptional hardness, toughness, strength, resistance to heat, corrosion or abrasion, or a combination of these characteristics. We offer a broad selection of grades, sizes and finishes of these products that are designed to meet international specifications. Our wide array of alloys and product forms provides customers with choices from which to select the optimum alloy for their application. We provide technical support for material selection. Major end markets of our products include aerospace, defense, chemical processing, oil and gas, electrical energy, construction and mining, automotive, food processing equipment and appliances, machine and cutting tools, transportation and medical industries.
     Our high-value products include nickel-based and cobalt-based alloys and superalloys, titanium and titanium alloys, exotic alloys, which include zirconium, hafnium, niobium and nickel-titanium alloys, specialty alloys and super stainless steels, grain-oriented silicon electrical steel, tool steels, tungsten and tungsten carbide materials, and highly engineered strip and Precision Rolled Strip® products. In addition, we produce commodity specialty materials such as stainless steel sheet and plate, carbon alloy steel impression die forgings, and large grey and ductile iron castings. We operate in the following three business segments, which accounted for the following percentages of total revenues of $3.5 billion, $2.7 billion, and $1.9 billion for the years ended December 31, 2005, 2004, and 2003, respectively:

	2005	2004	2003
High Performance Metals	35%	29%	33%
Flat-Rolled Products	54%	60%	54%
Engineered Products	11%	11%	13%
High Performance Metals Segment
Our High Performance Metals segment produces, converts and distributes a wide range of high performance alloys, including nickel- and cobalt-based alloys and superalloys, titanium and titanium-based alloys, exotic alloys such as zirconium, hafnium, niobium, nickel-titanium, and their related alloys, and other specialty metals, primarily in long product forms such as ingot, billet, bar, rod, wire, and seamless tube. Most of the products in our High Performance Metals segment are sold directly to end-use customers. By the end of 2005, approximately 60% of our High Performance Metals segment business was conducted under multi-year agreements. The operations in this segment are ATI Allvac, ATI Allvac Ltd (U.K.) and ATI Wah Chang.
     Our nickel-, and cobalt-based alloys and superalloys and our titanium and titanium-based alloys are engineered to retain exceptional strength and corrosion resistance in critical, high-stress applications. These products are designed for the high performance requirements of such major markets as aerospace jet engines and airframes, chemical processing, oil and gas, medical, power generation, defense, transportation, and marine.
     We are a leading global producer of zirconium and zirconium alloys used in nuclear power generation and for corrosion-resistant applications. Hafnium, a by-product of producing zirconium, is principally used in nuclear power applications and as an alloying addition in aerospace applications. We also produce niobium, also known as columbium, used as an alloying addition in superalloys for aerospace applications. Niobium and related alloys are also used in applications requiring superconducting characteristics for high-strength magnets in both the medical and high-energy physics markets. We also produce nickel-titanium alloys for medical applications and aerospace airframe components.

Flat-Rolled Products Segment
Our Flat-Rolled Products segment produces, converts and distributes stainless steel, nickel-based alloys, and titanium and titanium-based alloys, in a variety of product forms, including plate, sheet, engineered strip, and Precision Rolled Strip® products, as well as grain-oriented silicon electrical steel, and tool steels. The major end markets for our flat-rolled products are construction and mining, automotive, electrical energy, food processing equipment and appliances, machine and cutting tools, chemical processing, oil and gas, electronics, communication equipment and computers. The operations in this segment are ATI Allegheny Ludlum, our 60% interest in the Chinese joint venture company known as Shanghai STAL Precision Stainless Steel Company Limited (STAL), and our 50% interest in the industrial titanium joint venture known as Uniti LLC. The remaining 40% interest in STAL is owned by the Baosteel Group, a state authorized investment company whose equity securities are publicly traded in the People’s Republic of China. The remaining 50% interest in Uniti LLC is held by Verkhnaya Salda Metallurgical Production Association (VSMPO), a Russian producer of titanium, aluminum, and specialty steel products.
     On June 1, 2004, we completed the acquisition of substantially all of the assets of J&L Specialty Steel, LLC, a producer of flat-rolled stainless steel products with operations in Midland, Pennsylvania and Louisville, Ohio, for $69 million in total consideration, including the assumption of certain current liabilities, and which is subject to final adjustment. In connection with the acquisition, we reached a new progressive labor agreement with the United Steelworkers of America, which represents employees at Allegheny Ludlum and the former J&L facilities. The agreement provided for a workforce restructuring, including a reduction in the number of job classifications and the implementation of flexible work rules. In addition, the number of production and maintenance employees at the pre-acquisition Allegheny Ludlum facilities is being reduced.
     Stainless steel, nickel-based alloys and titanium sheet products are used in a wide variety of industrial and consumer applications. In 2005, approximately 50% by volume of our sheet products were sold to independent service centers, which have slitting, cutting or other processing facilities, with the remainder sold directly to end-use customers.
     Engineered strip and very thin Precision Rolled Strip® are used by customers to fabricate a variety of products primarily in the automotive, construction and electronics markets. In 2005, approximately 90% by volume of our engineered strip and Precision Rolled Strip products were sold directly to end-use customers or through our own distribution network, with the remainder sold to independent service centers.
     Stainless steel, nickel-based alloys and titanium plate products are primarily used in industrial markets. In 2005, approximately 60% by volume of our plate products were sold to independent service centers, with the remainder sold directly to end-use customers.
     Grain-oriented silicon electrical steel is used in power transformers where electrical conductivity and magnetic properties are important. Nearly all of our grain-oriented silicon electrical steel products are sold directly to end-use customers. Tool steels are used for hand tools and for cutting, shaping, forming, blanking, and drilling of materials. Included in this category are our armor materials, which are designed to resist penetration by ballistic projectiles and to resist blasts.
Engineered Products Segment
The principal business of our Engineered Products segment includes the production of tungsten powder, tungsten heavy alloys, tungsten carbide materials and carbide cutting tools. The segment also produces carbon alloy steel impression die forgings, large grey and ductile iron castings, and provides precision metals processing services. The operations in this segment are ATI Metalworking Products, ATI Portland Forge, ATI Casting Service and Rome Metals.
     On April 5, 2005, we acquired U.K.-based Garryson Limited, a leading producer of tungsten carbide burrs, rotary tooling and specialty abrasive wheels and discs, for approximately $18 million in cash. This business was integrated into our Metalworking Products operation in 2005.
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

Competition
Markets for our products and services in each of our three business segments are highly competitive. We compete with many producers and distributors who, depending on the product involved, range from large diversified enterprises to smaller companies specializing in particular products. Factors that affect our competitive position are manufacturing costs, industry manufacturing capacity, the quality of our products, services and delivery capabilities, our capabilities to produce a wide range of specialty materials in various alloys and product forms, our technological capabilities including our research and development efforts, our marketing strategies, and the prices for our products and services.
     We face competition from both domestic and foreign companies, some of which are government subsidized. In 1999, the United States imposed antidumping and countervailing duties on dumped and subsidized imports of stainless steel sheet and strip in coils and stainless steel plate in coils from companies in ten foreign countries. These duties were reviewed by the U.S. Commerce Department in 2005 and generally remain in effect. We continue to monitor unfairly traded imports from foreign producers for appropriate action.
High Performance Metals segment — Major Competitors
Nickel-based alloys and superalloys and specialty steel alloys
•	Carpenter Technology Corporation

•	Special Metals Corporation

•	ThyssenKrupp VDM GmbH, a company of ThyssenKrupp Stainless (Germany)
Titanium and titanium-based alloys
•	Titanium Metals Corporation

•	RMI Titanium, an RTI International Metals Company

•	VSMPO — AVISMA (Russia)
Exotic alloys
•	Cezus, a group member of AREVA (France)

•	HC Stark, a division of the Bayer Group (Germany)

•	Western Zirconium Plant of Westinghouse Electric Company, part of the Nuclear Utilities Business Group of British Nuclear Fuels (BNFL)
Flat-Rolled Products segment — Major Competitors
Stainless steel
•	AK Steel Corporation

•	North American Stainless (NAS), owned by Acerinox S.A. (Spain)

•	Outokumpu Stainless Plate Products, owned by Outokumpu Oyj (Finland)

•	Imports from
–	Arcelor S.A. (France, Belgium and Germany)

–	ThyssenKrupp Mexinox S.A. de C.V., group member of ThyssenKrupp AG

–	ThyssenKrupp AG (Germany)

–	Ta Chen International Corporation (Taiwan)
Engineered Products segment— Major Competitors
Tungsten and tungsten carbide products
•	Kennametal Inc.

•	Iscar (Israel)

•	Sandvik AB (Sweden)

•	Seco Tools AB (Sweden), owned by Sandvik A.B.

Raw Materials and Supplies
Substantially all raw materials and supplies required in the manufacture of our products are available from more than one supplier and the sources and availability of raw materials essential to our businesses are adequate. The principal raw materials we use in the production of our specialty metals are scrap (including iron-, nickel-, chromium-, titanium-, molybdenum-, and tungsten-bearing scrap), nickel, titanium sponge, zirconium sand and sponge, ferrochromium, ferrosilicon, molybdenum and molybdenum alloys, ammonium paratungstate, manganese and manganese alloys, cobalt, niobium, vanadium and other alloying materials.
     Purchase prices of certain principal raw materials have been volatile. As a result, our operating results may be subject to significant fluctuation. We use raw materials surcharge and index mechanisms to offset the impact of increased raw material costs; however, competitive factors in the marketplace can limit our ability to institute such mechanisms, and there can be a delay between the increase in the price of raw materials and the realization of the benefit of such mechanisms. For example, since we generally use in excess of 85 million pounds of nickel each year, a hypothetical increase of $1.00 per pound in nickel prices would result in increased costs of approximately $85 million. We also use in excess of 800 million pounds of ferrous scrap in the production of our flat-rolled products so that a hypothetical increase of $0.01 per pound in ferrous scrap prices would result in increased costs of approximately $8 million.
     In addition, certain of these raw materials, such as nickel, cobalt, ferrochromium and titanium sponge, can be acquired by us and our specialty metals industry competitors, in large part, only from foreign sources. Some of these foreign sources are located in countries that may be subject to unstable political and economic conditions, which might disrupt supplies or affect the price of these materials.
     We purchase our nickel requirements principally from producers in Australia, Canada, Norway, Russia, and the Dominican Republic. Zirconium sponge is purchased from a source in France, while zirconium sand is purchased from both U.S. and Australian sources. Cobalt is purchased primarily from producers in Canada. More than 80% of the world’s reserves of ferrochromium are located in South Africa, Zimbabwe, Albania, and Kazakhstan. We also purchase titanium sponge from sources in Kazakhstan, Japan and Russia.
Export Sales and Foreign Operations
International sales represented approximately 25% of our total annual sales in 2005, 20% of our total sales in 2004, and approximately 23% of our total sales in 2003. These figures include export sales by our U.S.-based operations to customers in foreign countries, which accounted for approximately 16%, 12%, and 14%, of our total sales in 2005, 2004, and 2003, respectively. Our overseas sales, marketing and distribution efforts are aided by our international marketing offices or by independent representatives located at various locations throughout the world.
     For 2005, our sales in the United States and Canada represented 75% and 2%, respectively, of total 2005 sales. Within Europe, our sales to the United Kingdom, Germany, and France represented 5%, 4% and 3%, respectively, of total 2005 sales. Within Asia, our 2005 sales to China and Japan represented 4% and 1%, respectively, of total sales.
     Our Allvac Ltd business has manufacturing capabilities in the United Kingdom and enhances service and responsiveness to customers by providing a sales and distribution network for our Allvac-US produced nickel-based, specialty steel and titanium-based alloys. Our Metalworking Products business, which has manufacturing capabilities in the United Kingdom and Switzerland, sells high precision threading, milling, boring and drilling components, tungsten carbide burrs, rotary tooling and specialty abrasive wheels and discs for the European market from locations in the United Kingdom, Switzerland, Germany, France, Italy and Spain. Our STAL joint venture in the People’s Republic of China produces Precision Rolled Strip products, which enables us to offer these products more effectively to markets in China and other Asian countries. Our Uniti LLC joint venture allows us to offer titanium products to industrial markets more effectively worldwide.
Backlog, Seasonality and Cyclicality
Our backlog of confirmed orders was approximately $972 million at December 31, 2005 and $556 million at December 31, 2004. We expect that approximately 98% of confirmed orders on hand at December 31, 2005 will be filled during the year ending December 31, 2006. Backlog of confirmed orders of our High Performance Metals segment was approximately $615 million at December 31, 2005 and $380 million at December 31, 2004. We expect that approximately 96% of the confirmed orders on hand at December 31, 2005 for this segment will be filled during the year ending December 31, 2006. Backlog of confirmed orders of our Flat-Rolled Products segment was approximately $245 million at December 31, 2005 and $70 million at December 31, 2004. We expect that all of the confirmed orders on hand at December 31, 2005 for this segment will be filled during the year ending December 31, 2006.
     Generally, our sales and operations are not seasonal. However, demand for our products are cyclical over longer periods because specialty metals customers operate in cyclical industries and are subject to changes in general economic conditions and other factors both external and internal to those industries.

Research, Development and Technical Services
We believe that our research and development capabilities give ATI an advantage in developing new products and manufacturing processes that contribute to the profitable growth potential of our businesses on a long-term basis. We conduct research and development at our various operating locations both for our own account and, on a limited basis, for customers on a contract basis. Research and development expenditures for each of our three segments for the years ended December 31, 2005, 2004, and 2003 included the following:

(In millions)	2005	2004	2003

Company-Funded:
High Performance Metals	$4.9	$4.7	$6.7
Flat-Rolled Products	1.4	1.6	2.6
Engineered Products	2.1	1.9	2.2

	$8.4	$8.2	$11.5

Customer-Funded:
High Performance Metals	$1.5	$1.3	$1.9
Flat-Rolled Products	0.2	0.4	0.5

	$1.7	$1.7	$2.4

Total Research and Development	$10.1	$9.9	$13.9

     With respect to our High Performance Metals and Flat-Rolled Products segments, our research, development and technical service activities are closely interrelated and are directed toward cost reduction, process improvement, process control, quality assurance and control, system development, the development of new manufacturing methods, the improvement of existing manufacturing methods, the improvement of existing products, and the development of new products.
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
Environmental, Health and Safety Matters
We are subject to various domestic and international environmental laws and regulations that govern the discharge of pollutants, and disposal of wastes, and which may require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. We could incur substantial cleanup costs, fines, civil or criminal sanctions, third party property damage or personal injury claims as a result of violations or liabilities under these laws or non-compliance with environmental permits required at our facilities. We are currently involved in the investigation and remediation of a number of our current and former sites as well as third party sites.
Employees
We have approximately 9,300 full-time employees. A portion of our workforce is covered by various collective bargaining agreements, principally with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USW”), including: approximately 2,900 Allegheny Ludlum production, office and maintenance employees covered by collective bargaining agreements that are effective through June 2007, approximately 240 Allvac Albany, Oregon (Oremet) employees covered by a collective bargaining agreement that is effective through June 2007, approximately 590 Wah Chang employees covered by a collective bargaining agreement that continues through March 2008, approximately 270 employees at our Casting Service facility in LaPorte, Indiana, covered by a collective bargaining agreement that is effective through December 2007, and approximately 200 employees at our Portland Forge facility in Portland, Indiana, covered by collective bargaining agreements with three unions that are effective through April 2008.
Available Information
Our Internet website address is http://www.alleghenytechnologies.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy and information statements and other information that we file, are available free of charge through our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the United States Securities and Exchange Commission. Our Internet website and the content contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. You may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website at http://www.sec.gov which contains reports, proxy and information statements and other information that we file electronically with the SEC.
Principal Officers of the Registrant*
Principal officers of the Company as of February 10, 2006 are as follows:

Name	Age	Title
L. Patrick Hassey	60	Chairman, President and Chief Executive Officer and Director
Richard J. Harshman	49	Executive Vice President, Finance and Chief Financial Officer
Douglas A. Kittenbrink	50	Executive Vice President, ATI Business System and Group President,
		Engineered Products Segment
Jack W. Shilling	62	Executive Vice President, Corporate Development and Chief Technical Officer
Jon D. Walton	63	Executive Vice President, Human Resources, Chief Legal and Compliance Officer,
		General Counsel and Corporate Secretary
Dale G. Reid	50	Vice President, Controller, Chief Accounting Officer and Treasurer

*	Such officers are subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended.
Set forth below are descriptions of the business background for the past five years of the principal officers of the Company.
     L. Patrick Hassey has been President and Chief Executive Officer since October 1, 2003. He was elected to the Company’s Board of Directors in July 2003 and has served as Chairman since May 2004. Mr. Hassey was Executive Vice President and a member of the corporate executive committee of Alcoa, Inc. at the time of his early retirement in February 2003. He had served as Executive Vice President of Alcoa and Group President of Alcoa Industrial Components from May 2000 to October 2002. Prior to May 2000, he served as Executive Vice President of Alcoa and President of Alcoa Europe, Inc.
     Richard J. Harshman has served as Executive Vice President, Finance since October 2003 and Chief Financial Officer since December 2000. Mr. Harshman was Senior Vice President, Finance from December 2001 to October 2003 and Vice President, Finance from December 2000 to December 2001. Previously, he had served in a number of financial management roles for ATI and Teledyne, Inc.
     Douglas A. Kittenbrink has served as Executive Vice President, ATI Business System and Group President, Engineered Products Segment since October 2003. Mr. Kittenbrink was Executive Vice President and Chief Operating Officer from July 2001 to October 2003 and served as President of Allegheny Ludlum from April 2000 to November 2002.
     Jack W. Shilling has served as Executive Vice President, Corporate Development and Chief Technical Officer since October 2003. Dr. Shilling was Executive Vice President, Strategic Initiatives and Technology and Chief Technology Officer from July 2001 to October 2003. He served as President of the High Performance Metals Segment from April 2000 to July 2001.
     Jon D. Walton has been Executive Vice President, Human Resources, Chief Legal and Compliance Officer, General Counsel and Corporate Secretary since October 2003. Mr. Walton was Senior Vice President, Chief Legal and Administrative Officer from July 2001 to October 2003. Previously, he was Senior Vice President, General Counsel and Secretary.
     Dale G. Reid has served as Vice President, Controller, Chief Accounting Officer and Treasurer since December 2003. Mr. Reid was Vice President, Controller and Chief Accounting Officer from December 2000 through November 2003.
Item 1A. Risk Factors
There are inherent risks and uncertainties associated with our business that could adversely affect our operating performance and financial condition. Set forth below are descriptions of those risks and uncertainties that we believe to be material, but the risks and uncertainties described are not the only risks and uncertainties that could affect our business. See the discussion under “Forward Looking Statements” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report on Form 10-K.

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
     Risks Associated with Commercial Aerospace. A significant portion of the sales of our High Performance Metals segment represents products sold to customers in the commercial aerospace industry. The commercial aerospace industry is historically cyclical due to factors both external and internal to the airline industry. These factors include general economic conditions, airline profitability, consumer demand for air travel, varying fuel and labor costs, price competition, and international and domestic political conditions such as military conflict and the threat of terrorism. The length and degree of cyclical fluctuation are influenced by these factors and therefore are difficult to predict with certainty. Demand for our products in this segment is subject to these cyclical trends. For example, average prices per pound for our titanium mill products were below $12.00 for each of 2001, 2002 and 2003, and were $22.75 in 2005, and average prices per pound for our nickel-based and specialty alloys were below $7.00 for each of 2001, 2002 and 2003, and were $11.25 in 2005. A downturn in the commercial aerospace industry would adversely affect the prices at which we are able to sell these and other products, and our results of operations, business and financial condition could be materially adversely affected.
     Dependence on Critical Raw Materials Subject to Price and Availability Fluctuations. We rely to a substantial extent on third parties to supply certain raw materials that are critical to the manufacture of our products. Purchase prices and availability of these critical raw materials are subject to volatility. At any given time we may be unable to obtain an adequate supply of these critical raw materials on a timely basis, on price and other terms acceptable, or at all.
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
     The manufacture of some of our products is a complex process and requires long lead times. As a result, we may experience delays or shortages in the supply of raw materials. If unable to obtain adequate and timely deliveries of required raw materials, we may be unable to timely manufacture sufficient quantities of products. This could cause us to lose sales, incur additional costs, delay new product introductions, or suffer harm to our reputation.
     We acquire certain important raw materials that we use to produce specialty materials, including nickel, chromium, cobalt, titanium sponge and ammonium paratungstate (APT), from foreign sources. Some of these sources operate in countries that may be subject to unstable political and economic conditions. These conditions may disrupt supplies or affect the prices of these materials.
     Volatility of Raw Material Costs. The prices for many of the raw materials we use have been extremely volatile. Since we value most of our inventory utilizing the last-in, first-out (LIFO) inventory costing methodology, a rapid rise in raw material costs has a negative effect on our operating results. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. For example, in 2005, the increase in raw material costs on the LIFO inventory valuation method resulted in cost of sales which was $45.8 million higher than would have been recognized if we utilized the first-in, first-out (FIFO) methodology to value our inventory. In a period of rising raw material prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold.

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
     Risks Associated with Retirement Benefits. Our U.S. defined benefit pension plan was funded in accordance with ERISA as of December 31, 2005. Based upon current actuarial analyses and forecasts, we do not expect to be required to make contributions to the defined benefit pension plan for at least the next several years. However, a significant decline in the value of plan investments in the future or unfavorable changes in laws or regulations that govern pension plan funding could materially change the timing and amount of required pension funding. Depending on the timing and amount, a requirement that we fund our defined benefit pension plan could have a material adverse effect on our results of operations and financial condition.
     Risks Associated with Accessing the Credit Markets. Our ability to access the credit markets in the future to obtain additional financing, if needed, may be influenced by the Company’s credit rating. However, changes in our credit rating do not impact our access to our existing credit facilities.
     Credit Agreement Covenant. The agreement governing our secured bank credit facility imposes a number of covenants on us. For example, it contains covenants that create limitations on our ability to, among other things, effect acquisitions or dispositions or incur additional debt, and require us to, among other things, maintain a financial ratio when our available borrowing capacity measured under the credit agreement decreases below $75 million. Our ability to comply with the financial covenant may be affected by events beyond our control and, as a result, we may be unable to comply with the covenant, which may adversely affect our ability to borrow under our secured credit facility if the availability level is below $75 million.
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
     With respect to proceedings brought under the federal Superfund laws, or similar state statutes, we have been identified as a potentially responsible party (“PRP”) at approximately 28 of such sites, excluding those at which we believe we have no future liability. Our involvement is limited or de minimis at approximately 21 of these sites, and the potential loss exposure with respect to any of the remaining 7 individual sites is not considered to be material.
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
     We believe that we operate our businesses in compliance in all material respects with applicable environmental laws and regulations. However, from time-to-time, we are a party to lawsuits and other proceedings involving alleged violations of, or liabilities arising from environmental laws. When our liability is probable and we can reasonably estimate our costs, we record environmental liabilities in our financial statements. In many cases, we are not able to determine whether we are liable, or if liability is probable, to reasonably estimate the loss or range of loss. Estimates of our liability remain subject to additional uncertainties, including the nature and extent of site contamination, available remediation alternatives, the extent of corrective actions that may be required, and the participation number and financial condition of other PRPs, as well as the extent of their responsibility for the remediation. We intend to adjust our accruals to reflect new information as appropriate. Future adjustments could have a material adverse effect on our results of operations in a given period, but we cannot reliably predict the amounts of such future adjustments. At December 31, 2005, our reserves for environmental matters totaled approximately $29 million. Based on currently available information, we do not believe that there is a reasonable possibility that a loss exceeding the amount already accrued for any of the sites with which we are currently associated (either individually or in the aggregate) will be an amount that would be material to a decision to buy or sell our securities. Future developments, administrative actions or liabilities relating to environmental matters, however, could have a material adverse effect on our financial condition or results of operations.

     Risks Associated with Current or Future Litigation and Claims. A number of lawsuits, claims and proceedings have been or may be asserted against us relating to the conduct of our currently and formerly owned businesses, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, taxes, environmental, health and safety and occupational disease, and stockholder matters. Due to the uncertainties of litigation, we can give no assurance that we will prevail on all claims made against us in the lawsuits that we currently face or that additional claims will not be made against us in the future. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to us, we do not believe that the disposition of any such pending matters is likely to have a material adverse effect on our financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on our results of operations for that period. Also, we can give no assurance that any other matters brought in the future will not have a material effect on our financial condition, liquidity or results of operations.
     Labor Matters. We have approximately 9,300 full-time employees. A portion of our workforce is covered by various collective bargaining agreements, principally with the USW, including: approximately 2,900 Allegheny Ludlum production, office and maintenance employees covered by collective bargaining agreements, which are effective through June 2007; approximately 240 Allvac Albany, Oregon (Oremet) employees covered by a collective bargaining agreement, which is effective through June 2007; approximately 590 Wah Chang employees covered by a collective bargaining agreement, which continues through March 2008, approximately 270 employees at the Casting Service facility in LaPorte, Indiana, covered by a collective bargaining agreement, which is effective through December 2007, and approximately 200 employees at our Portland Forge facility in Portland, Indiana, covered by collective bargaining agreements with three unions that are effective through April 2008.
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
     Risks Associated with Strategic Capital Projects. From time-to-time, we undertake strategic capital projects in order to expand and upgrade our facilities and operational capabilities. For instance, in 2005 we announced major expansions of our titanium and premium-melt nickel-based alloy, superalloy and specialty alloy production capabilities. We intend to invest approximately $130 million in the aggregate through the end of 2006 to complete these strategic capital projects, and we expect to achieve an aggregate of more than $270 million of potential annual revenue growth from these projects when they are fully implemented. Our ability to achieve the anticipated increased revenues or otherwise realize acceptable returns on these investments or other strategic capital projects that we may undertake is subject to a number of risks, many of which are beyond our control, including a variety of market, operational, permitting, and labor related factors. In addition, the cost to implement any given strategic capital project ultimately may prove to be greater than originally anticipated. If we are not able to achieve the anticipated results from the implementation of any of our strategic capital projects, or if we incur unanticipated implementation costs, our results of operations and financial position may be materially adversely effected.
     Risks Associated with Acquisition and Disposition Strategies. We intend to continue to strategically position our businesses in order to improve our ability to compete. We plan to do this by seeking specialty niches, expanding our global presence, acquiring businesses complementary to existing strengths and continually evaluating the performance and strategic fit of existing business units. We consider acquisition, joint ventures, and other business combination opportunities as well as possible business unit dispositions. From time-to-time, management holds discussions with management of other companies to explore such opportunities. As a result, the relative makeup of the businesses comprising our Company is subject to change. Acquisitions, joint ventures, and other business combinations involve various inherent risks, such as: assessing accurately the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition or other transaction candidates; the potential loss of key personnel of an acquired business; our ability to achieve identified financial and operating synergies anticipated to result from an acquisition or other transaction; and unanticipated changes in business and economic conditions affecting an acquisition or other transaction. International acquisitions and other transactions could be affected by export controls, exchange rate fluctuations, domestic and foreign political conditions and a deterioration in domestic and foreign economic conditions.
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

     Insurance. We have maintained various forms of insurance, including insurance covering claims related to our properties and risks associated with our operations. Our existing property and liability insurance coverages contain exclusions and limitations on coverage. From time-to-time, in connection with renewals of insurance, we have experienced additional exclusions and limitations on coverage, larger self-insured retentions and deductibles and significantly higher premiums. As a result, in the future our insurance coverage may not cover claims to the extent that it has in the past and the costs that we incur to procure insurance may increase significantly, either of which could have an adverse effect on our results of operations.
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
     Export Sales. We believe that export sales will continue to account for a significant percentage of our future revenues. Risks associated with export sales include: political and economic instability, including weak conditions in the world’s economies; accounts receivable collection; export controls; changes in legal and regulatory requirements; policy changes affecting the markets for our products; changes in tax laws and tariffs; and exchange rate fluctuations (which may affect sales to international customers and the value of profits earned on export sales when converted into dollars). Any of these factors could materially adversely effect our results for the period in which they occur.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal domestic melting facilities for our high performance metals are located in Monroe, NC and Lockport, NY (vacuum induction melting, vacuum arc re-melt, electro-slag re-melt, plasma melting); Richland, WA (electron beam); and Albany, OR (vacuum arc re-melt). Production of high performance metals, most of which are in long product form, takes place at our domestic facilities in Monroe, NC, Lockport, NY, Richburg, SC and Albany, OR. In 2005, we announced an upgrading and restarting of approximately one-half of the capacity of our idled titanium sponge facility in Albany, OR. We expect this facility to begin production in the first half of 2006. In 2004, we completed a major upgrade and expansion of our long products rolling mill facility located in Richburg, SC. Our production of exotic alloys takes place at facilities located in Albany, OR, Huntsville, AL and Frackville, PA.
     Our principal domestic locations for melting stainless steel and other flat-rolled specialty metals are located in Brackenridge, Midland, Natrona and Latrobe, PA. In 2004, we completed the installation of the second of two new high-powered electric arc furnaces in our Brackenridge, PA melt shop, the first furnace having begun operation in November 2003. Hot rolling of material is performed at our domestic facilities in Brackenridge and Houston, PA. Finishing of our flat-rolled products takes place at our domestic facilities located in Brackenridge, Bagdad, Vandergrift, Midland and Washington, PA, and in Wallingford and Waterbury, CT, New Castle, IN, New Bedford, MA, and Louisville, OH.
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
     We also own or lease facilities in a number of foreign countries, including France, Germany, Switzerland, United Kingdom, and the People’s Republic of China. We own and/or lease and operate facilities for melting and re-melting, machining and bar mill operations, laboratories and offices located in Sheffield, England. Through our STAL joint venture, we operate a facility for finishing Precision Rolled Strip products in the Xin-Zhuang Industrial Zone, Shanghai, China.
     Our executive offices, located in PPG Place in Pittsburgh, PA are leased.
     Although our facilities vary in terms of age and condition, we believe that they have been well maintained and are in sufficient condition for us to carry on our activities.

Item 3. Legal Proceedings
In a letter dated May 20, 2004, the EPA informed a subsidiary of the Company that it alleges that the company and forty other potentially responsible parties (PRPs) are not in compliance with the Unilateral Administrative Order (UAO) issued to the company and the PRPs for the South El Monte Operable Unit of the San Gabriel Valley (California) Superfund Site, a multi-part area-wide groundwater cleanup. The EPA indicated that it may take action to enforce the UAO and collect penalties, as well as reimbursement of the EPA’s costs associated with the site. The PRPs are in mediation with the EPA to resolve their obligations under the UAO on both technical and legal grounds, and enforcement of the UAO has been stayed.
     By letter dated November 29, 2005, the Pennsylvania Department of Environmental Protection (DEP) alleged that Allegheny Ludlum Corporation, a subsidiary of the Company, was in violation of the Pennsylvania Solid Waste Management Act (SWMA) and the rules and regulations promulgated thereunder. The letter describes alleged violations noted during various inspections of Allegheny Ludlum facilities conducted by the DEP between 2003 and 2005 and states that the DEP’s preliminary evaluation indicates that a civil penalty of $149,950 is being sought. Allegheny Ludlum disputes that the matters raised by the DEP amount to violations of the SWMA and will be meeting with the DEP to discuss its defenses.
     In 2005, the Allegheny County, Pennsylvania Health Department (ACHD) issued six Statements of Violation to Allegheny Ludlum, alleging that Allegheny Ludlum violated various local air emission regulations. Allegheny Ludlum denies the ACHD’s allegations that it violated the various air emission regulations and filed a timely appeal of the first Statement of Violation. Allegheny Ludlum and the ACHD have entered negotiations with respect to a consent order and agreement which would resolve all of the alleged violations. In the course of these discussions, the ACHD has stated that it is seeking a civil penalty of $289,725 and the performance of a supplemental environmental project.
     We become involved from time-to-time in various lawsuits, claims and proceedings relating to the conduct of our current and formerly owned businesses, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, taxes, environmental, health and safety and occupational disease, and stockholder matters. While we cannot predict the outcome of any lawsuit, claim or proceeding, our management believes that the disposition of any pending matters is not likely to have a material adverse effect on our financial condition or liquidity. The resolution in any reporting period of one or more of these matters, however, could have a material adverse effect on our results of operations for that period.
     Information relating to legal proceedings is included in Note 14, Commitments and Contingencies of the Notes to Consolidated Financial Statements and incorporated herein by reference.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
PART II
Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters
Common Stock Prices
Our common stock is traded on the New York Stock Exchange (symbol ATI). At February 10, 2006, there were approximately 6,600 record holders of Allegheny Technologies Incorporated common stock. We paid a quarterly cash dividend of $0.06 per share on our common stock for each of the four quarters of 2004, and for the first three quarters of 2005. In the fourth quarter of 2005, we increased the quarterly cash dividend paid on our common stock to $0.10 per share. Our secured credit facility contains a restriction on our ability to pay cash dividends on our common stock. At December 31, 2005, the amount of dividends we could pay was $485 million. The ranges of high and low sales prices for shares of our common stock for the periods indicated were as follows:

	Quarter Ended
2005	March 31	June 30	September 30	December 31

High	$26.05	$25.56	$30.98	$36.53
Low	$18.03	$19.52	$22.00	$26.60

2004	March 31	June 30	September 30	December 31

High	$13.94	$18.40	$20.50	$23.48
Low	$8.64	$9.17	$16.53	$14.22

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Set forth below is information regarding the Company’s stock repurchases during the fourth quarter of the fiscal year ended December 31, 2005.

(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	(a) Total Number	(b) Average	Purchased as Part of	Units) that May Yet Be
	of Shares (or	Price Paid per	Publicly Announced	Purchased Under the
Period	Units) Purchased (1)	Share (or Unit)	Plans or Programs	Plans or Programs

Month 10 (10/1—10/31)	—	—	—	—

Month 11 (11/1—11/30)	—	—	—	—

Month 12 (12/1—12/31)	201	$33.975	—	—

Total	201	$33.975	—	—

(1)	Shares withheld to satisfy employee owed taxes.
Item 6. Selected Financial Data
The following table sets forth selected volume, price and financial information for ATI. The financial information has been derived from our audited financial statements included elsewhere in this report for the years ended December 31, 2005, 2004 and 2003. The historical selected financial information may not be indicative of our future performance and should be read in conjunction with the information contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Item 8. Financial Statements and Supplementary Data.

For the Years Ended December 31,	2005	2004	2003	2002	2001

Volume (000’s lbs.):
High Performance Metals — nickel-based and specialty alloys	39,939	34,353	35,168	35,832	51,899
High Performance Metals — titanium mill products	24,882	22,012	18,436	19,044	23,070
High Performance Metals — exotic alloys	4,018	4,318	4,245	3,712	3,457
Flat-Rolled Products	1,148,738	1,175,506	956,706	974,670	996,132
Commodity	652,870	666,560	486,206	614,321	554,102
High value	495,868	508,946	470,500	360,349	442,030

Average Prices (per lb.):
High Performance Metals — nickel-based and specialty alloys	$11.25	$8.60	$6.57	$6.39	$6.31
High Performance Metals — titanium mill products	22.75	12.34	11.50	11.83	11.70
High Performance Metals — exotic alloys	40.38	40.95	37.64	36.29	33.52
Flat-Rolled Products	1.64	1.39	1.09	1.07	1.08
Commodity	1.26	1.18	0.83	0.78	0.78
High value	2.15	1.67	1.36	1.57	1.47

(In millions)
For the Years Ended December 31,	2005	2004	2003	2002	2001

Sales:
High Performance Metals	$1,246.0	$794.1	$641.7	$630.0	$771.8
Flat-Rolled Products	1,900.5	1,643.9	1,043.5	1,040.3	1,080.4
Engineered Products	393.4	295.0	252.2	237.5	275.8

Total sales	$3,539.9	$2,733.0	$1,937.4	$1,907.8	$2,128.0

Operating profit (loss):
High Performance Metals	$335.3	$84.8	$26.2	$31.2	$82.0
Flat-Rolled Products	149.9	61.5	(14.1)	(8.6)	(40.0)
Engineered Products	47.5	20.8	7.8	4.7	12.3

Total operating profit	$532.7	$167.1	$19.9	$27.3	$54.3

(In millions except per share amounts)
For the Years Ended December 31,	2005	2004	2003	2002	2001

Income (loss) before income taxes and cumulative effect of change in accounting principle	$307.1	$19.8	$(280.2)	$(103.8)	$(36.4)
Income (loss) before cumulative effect of change in accounting principle	361.8	19.8	(313.3)	(65.8)	(25.2)
Cumulative effect of change in accounting principle, net of tax	(2.0)	—	(1.3)	—	—

Net income (loss)	$359.8	$19.8	$(314.6)	$(65.8)	$(25.2)

Basic net income (loss) per common share:
Income (loss) before cumulative effect of change in accounting principle	$3.76	$0.23	$(3.87)	$(0.82)	$(0.31)
Cumulative effect of change in accounting principle	(0.02)	—	(0.02)	—	—

Basic net income (loss) per common share	$3.74	$0.23	$(3.89)	$(0.82)	$(0.31)

Diluted net income (loss) per common share:
Income (loss) before cumulative effect of change in accounting principle	$3.59	$0.22	$(3.87)	$(0.82)	$(0.31)
Cumulative effect of change in accounting principle	(0.02)	—	(0.02)	—	—

Diluted net income (loss) per common share	$3.57	$0.22	$(3.89)	$(0.82)	$(0.31)

(In millions except per share amounts)
As of and for the Years Ended December 31,	2005	2004	2003	2002	2001

Dividends declared per common share	$0.28	$0.24	$0.24	$0.66	$0.80

Working capital	923.1	667.4	348.6	453.7	574.0

Total assets	2,731.6	2,315.7	1,903.2	2,106.1	2,643.2

Long-term debt	547.0	553.3	504.3	509.4	573.0

Total debt	560.4	582.7	532.1	519.1	582.2

Cash and cash equivalents	362.7	250.8	79.6	59.4	33.7

Stockholders’ equity	799.9	425.9	174.7	448.8	944.7

     Net income for 2005 included a $20.9 million net special gain, which included the tax benefit associated with the reversal of the Company’s remaining valuation allowance for U.S. Federal net deferred tax assets of $44.9 million, partially offset by asset impairments and charges related to legal matters of $22.0 million, and a $2.0 million charge, reported as a cumulative effect accounting change, net of tax, for conditional asset retirement obligations. Net income in 2004 was favorably impacted by a curtailment gain, net of restructuring costs, of $40.4 million. We did not recognize an income tax provision or benefit in 2004 primarily as a result of the uncertainty regarding full utilization of the net deferred tax asset and available operating loss carryforwards. Net income (loss) in 2003 was adversely affected by restructuring and litigation charges of $84.9 million and a $138.5 million charge to record a valuation allowance for the majority of the Company’s net deferred tax assets, and restructuring charges of $42.8 million in 2002, and $74.2 million in 2001.
     Stockholders’ equity for 2005 includes a $36 million reduction to adjust the minimum pension liability, and a $25 million increase for the tax benefit on stock-based compensation. Stockholders’ equity for 2004 includes $229.7 million in net proceeds from a common stock offering, and a $2 million increase to adjust the minimum pension liability. Stockholders’ equity for 2003 includes the effect of recognizing a $138.5 million valuation allowance on net deferred tax assets and a $47 million increase to adjust the minimum pension liability, net of related tax effects. Stockholders’ equity for 2002 includes the effect of recognizing a minimum pension liability of $406 million, net of related tax effects.
     Results from June 1, 2004 include the additional production capacity related to the acquisition of substantially all of the assets of J&L Specialty Steel, LLC.
     The Company adopted Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), an interpretation of Statement of Financial Accounting Standards No. 143, “Asset Retirement Obligations” (“SFAS 143”) in the 2005 fourth quarter. The cumulative effect of adoption of FIN 47 was $2.0 million net of related tax effects, or $0.02 per share. The Company adopted SFAS 143 on January 1, 2003. The cumulative effect of adoption of SFAS 143 was $1.3 million net of related tax effects, or $0.02 per share. The effects on prior years’ financial information were not material.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Allegheny Technologies Incorporated (ATI) uses innovative technologies to produce a wide range of specialty metals for global markets. Our specialty metals are produced in a variety of alloys and forms, and are selected for use in environments that demand materials having exceptional hardness, toughness, strength, resistance to heat, corrosion or abrasion, or a combination of these characteristics. Major end markets of our products include aerospace, defense, chemical processing, oil and gas, electrical energy, construction and mining, automotive, food processing equipment and appliances, machine and cutting tools, transportation, and medical industries. Unless the context requires otherwise, “ATI,” “we,” “our,” “us” and similar terms refer to Allegheny Technologies Incorporated and its subsidiaries.
     Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements. Actual results or performance could differ materially from those encompassed within such forward-looking statements as a result of various factors, including those described below.
Overview
In 2005, we focused on accelerating ATI’s profitability. Net income for the full year 2005 was $359.8 million, or $3.57 per share, compared to $19.8 million, or $0.22 per share for 2004. Sales increased 30% to $3.54 billion for 2005 as higher base-selling prices, the effect of raw material surcharges, and higher shipments for most of our major products resulted from improved business conditions in most of the major markets we serve.
     Sales for our High Performance Metals segment improved 57% to a record level of $1.25 billion primarily due to continuing strong demand from the aerospace and medical markets for our titanium alloys, nickel-based superalloys and vacuum melted specialty alloys, and continued strong demand for our exotic materials, especially from the defense and chemical processing markets. Operating profit for the High Performance Metals segment improved to $335.3 million, a 295% increase compared to 2004, due primarily to the improved pricing and increased shipments resulting from the increase in demand and the benefits from our cost reduction efforts, partially offset by the impact on the LIFO inventory accounting methodology from rising raw material costs. In our Flat-Rolled Products segment, demand for our commodity stainless steel sheet products was soft in the second half of 2005, following a strong first half, as a result of inventory management actions at service centers and elsewhere in the supply chain. Overall for 2005, sales for our Flat-Rolled Products segment increased 16% to $1.90 billion due to the improvement in the U.S. industrial economy, especially in most capital goods markets. This improvement in demand for the year and higher base-prices for most of the products of our Flat-Rolled Products segment, along with our acquisition of certain manufacturing assets of J&L Specialty Steel LLC (“J&L”) in mid-2004, and the benefits of cost reductions and lower costs for certain raw materials, offset the negative effects of higher energy costs, resulting in an operating profit for this segment of $149.9 million for 2005 compared to $61.5 million in 2004. Results for our Engineered Products segment also improved, as sales increased to $393 million, or 33% compared to 2004, and operating profit increased to $47.5 million, a 128% increase, due to improved demand from the oil and gas, construction and transportation markets, plus the benefits from our cost reduction actions, which offset the impact of rising raw material costs under the LIFO inventory accounting methodology.
     Segment operating profit increased by $365.6 million, compared to 2004. This significant improvement in segment profitability was achieved despite the negative impact from LIFO inventory reserve charges of $45.8 million, due to higher overall raw material costs, and higher energy costs of $45 million, which partially offset the benefits of $125 million in gross cost reductions.
     Retirement benefit expenses decreased in 2005 to $77.6 million, compared to $119.8 million in 2004, primarily as a result of higher than expected returns on pension assets during 2004, actions taken in the second quarter 2004 to control retiree medical costs, and the favorable effect of the Medicare prescription drug legislation, partially offset by the use of a lower discount rate assumption for determining benefit plan liabilities.
     During 2005, we continued to enhance our leading market positions, reduce costs, and improve our balance sheet. We also realized continued success in implementing the ATI Business System, which is driving lean manufacturing throughout our operations. Our accomplishments during 2005 from these important efforts included the following:
•	We continued to grow our global market presence as international sales reached a record $870 million, or 25% of total sales, an increase of $314 million compared to 2004.

•	In July 2005, we announced a major expansion of our titanium production capabilities. We intend to invest approximately $100 million through the end of 2006 to significantly increase our capacity to produce titanium and titanium alloys used for aero-engine rotating parts, airframe applications, and in other global markets. We expect more than $200 million of annual revenue growth potential when these projects are fully implemented in 2007. We expect to fund these capital expenditures through internal cash flow. Strategic capital projects associated with expanding our titanium production capabilities include:

—	Upgrading and restarting approximately one-half of the capacity of our idled titanium sponge facility in Albany, Oregon. We expect an annual production rate of 7.5 million pounds of titanium sponge from this facility beginning in the first half of 2006. Titanium sponge is an important raw material used to produce our titanium mill products.

—	Constructing a third plasma arc melt cold-hearth furnace at ATI Allvac’s North Carolina operations. We expect this new furnace to be qualified for production by late 2006. Plasma arc melting is a superior cold-hearth melt process for making alloyed titanium products for aero-engine rotating parts and biomedical applications.

—	Expanding high-value plate products capacity by 25%, primarily through investments at our plate products facilities in western Pennsylvania.

—	Continued upgrading of our cold-rolling assets used in producing titanium sheet and strip products.
•	In September 2005, we announced an expansion of our premium-melt nickel-based alloy, superalloy, and specialty alloy production capabilities. These investments are aimed at increasing our capacity to produce these high performance alloys used for aero-engine rotating parts, airframe applications, oil and gas exploration, extraction and refining, power generation land-based turbines and flue gas desulfurization pollution control units. These incremental capital investments of approximately $30 million through the end of 2006 are expected to be funded from internal cash flow. We expect approximately $70 million of annual revenue from these projects when they are implemented. Major projects of this expansion, which is expected to increase our premium-melt capacity by approximately 20%, include:
—	Upgrading and expanding vacuum induction melt (VIM) capacity. VIM is a melting process designed for premium grades with high alloy content that require more precise chemistry control and lower impurity levels.

—	Installation of two new electro-slag re-melt (ESR) furnaces and three new vacuum arc re-melt (VAR) furnaces. ESR and VAR furnaces are consumable electrode re-melting processes used to improve both the cleanliness and metallurgical structure of alloys.
•	In April 2005, we continued to grow our Engineered Products segment by acquiring Garryson Limited, a leading U.K.-based producer of tungsten carbide burrs, rotary tooling and specialty abrasive wheels and discs, for approximately $18 million in cash. Garryson had sales of over $30 million in 2004. The acquired operations were integrated into ATI’s Metalworking Products operation.
•	We realized gross cost reductions, before the effects of inflation, of $125 million in 2005, substantially exceeding our goal of $100 million. Over the past four years, we have reduced our salaried staffing levels by approximately 20% and our hourly staffing levels by 15%, including businesses acquired.

•	We continued to realize significant improvement in safety. As a result of our continuing focus on and commitment to safety, in 2005 our OSHA Total Recordable Incident Rate improved by 30% and our Lost Time Case Rate improved by 40%, both compared to our 2002 baseline.

•	We continued to strengthen our balance sheet as the significant improvement in operating results allowed us to internally fund our capital needs, invest an additional $188 million in managed working capital, and make a $100 million voluntary cash contribution to our U.S. defined benefit pension plan to improve its funded position. Cash on-hand at the end of 2005 was $363 million, an increase of $112 million from year-end 2004. Our net debt to total capitalization improved to 19.8% at December 31, 2005, compared to 43.8% and 72.1% at year-end 2004 and 2003, respectively.

•	We enhanced our financial liquidity by amending our $325 million secured domestic revolving credit facility in August 2005 to extend the term of the credit facility to August 2010, add flexibility to execute various corporate actions without the prior consent of the bank group, reduce the costs of the credit facility, and incorporate a feature that would permit us to increase the size of the credit facility by up to $150 million, assuming we had sufficient collateral. We have not borrowed under this credit facility or its predecessor since it was established in 2003, although a portion of the facility has been utilized to support the issuance of letters of credit.

•	With the continuing strength in our major end markets and confidence in ATI’s ability to continue to generate strong cash flow over the next several years, the Board of Directors increased the quarterly dividend by 67% to $0.10 per share in December 2005.
     As a result of these accomplishments, we believe that ATI should benefit from continuing strong business conditions in 2006 in most of our major markets: aerospace, defense, chemical process industry, oil and gas, electrical energy, and medical. Our investments in high-value titanium products and nickel-based alloys and superalloys are on schedule and are expected to impact results during the second half of 2006. We expect 2006 to improve on the profitable growth achieved in 2005. We expect cash flow to be strong in 2006 enabling us to continue to make strategic investments and improve the balance sheet. We have targeted $225 million of capital investments in 2006 in a self-funded growth strategy. We remain focused on cost reductions and have established a 2006 cost reduction goal of $100 million, before the effects of inflation. We remain dedicated to our disciplined plan and vision as we move to the profitable growth phase of Building the World’s Best Specialty Metals Company.

Results of Operations
Sales were $3.54 billion in 2005, $2.73 billion in 2004 and $1.94 billion in 2003. International sales represented approximately 25% of 2005 total sales, 20% of 2004 total sales and 23% of total sales for 2003.
     Segment operating profit was $532.7 million in 2005, $167.1 million in 2004, and $19.9 million in 2003. Our measure of segment operating profit, which we use to analyze the performance and results of our business segments, excludes income taxes, corporate expenses, net interest expense, retirement benefit expense, other costs net of gains on asset sales, and curtailment gains, management transition and restructuring costs, if any. We believe segment operating profit, as defined, provides an appropriate measure of controllable operating results at the business segment level.
     Income before tax and the cumulative effect of change in accounting principle was $307.1 million in 2005 and $19.8 million in 2004, and was a loss before tax of $280.2 million for 2003. For 2005, income before tax included a restructuring charge of $23.9 million for asset impairments and a charge of $12.6 million for legal matters. Income before tax for 2004 included a curtailment gain, net of restructuring charges, of $40.4 million. Loss before tax for 2003 included restructuring charges and litigation expense of $84.9 million. Retirement benefit expenses declined to $77.6 million in 2005 from $119.8 million in 2004, and $134.4 million in 2003 due to actions taken in mid-2004 to control retiree medical costs, favorable investment returns from improving equity markets, and the favorable impact of the Medicare prescription drug legislation, partially offset by the use of progressively lower discount rate assumptions for determining benefit plan liabilities.
     Net income before the cumulative effect of change in accounting principle was $361.8 million for 2005 and $19.8 million for 2004, and was a loss of $313.3 million for 2003. Net income for 2005 included a $20.9 million net special gain, which included a tax benefit associated with the reversal of the Company’s remaining valuation allowance for U.S. Federal net deferred tax assets, partially offset by asset impairments charges in the Flat-Rolled Products segment, charges for legal matters, and the cumulative effect of adopting a new accounting principle for conditional asset retirement obligations. Results for 2004 did not include an income tax provision or benefit for current or deferred taxes primarily as a result of the uncertainty regarding full utilization of our net deferred tax assets and available operating loss carryforwards. Net income for 2004 included a curtailment gain, net of restructuring costs of $40.4 million, related to the elimination of retiree medical benefits for certain non-collectively bargained employees beginning in 2010, and costs associated with the acquisition of the J&L assets and the new labor agreement. The net loss for 2003 included a $138.5 million charge for a valuation allowance on the majority of our net deferred tax assets, pretax restructuring charges of $62.4 million relating to asset impairments in the Flat-Rolled Products segment and workforce reductions across all operating segments and the corporate office, and $22.5 million for litigation expense. As a result of recording the deferred tax valuation allowance, results for 2003 include an income tax provision of $33.1 million.
     We operate in three business segments: High Performance Metals, Flat-Rolled Products and Engineered Products. These segments represented the following percentages of our total revenues for the years indicated:

	2005	2004	2003
High Performance Metals	35%	29%	33%
Flat-Rolled Products	54%	60%	54%
Engineered Products	11%	11%	13%
     Information with respect to our business segments is presented below and in Note 10 of the Notes to Consolidated Financial Statements.
High Performance Metals

(In millions)	2005	% Change	2004	% Change	2003

Sales to external customers	$1,246.0	57%	$794.1	24%	$641.7

Operating profit	335.3	295%	84.8	224%	26.2

Operating profit as a percentage of sales	26.9%		10.7%		4.1%

International sales as a percentage of sales	32.6%		32.5%		34.8%

     Our High Performance Metals segment produces, converts and distributes a wide range of high performance alloys, including nickel- and cobalt-based alloys and superalloys, titanium and titanium-based alloys, exotic alloys such as zirconium, hafnium, niobium, nickel-titanium, and their related alloys, and other specialty metals, primarily in long product forms such as ingot, billet, bar, rod, wire, and seamless tube. These products are designed for the high performance requirements of such major markets as aerospace jet engines and airframes, chemical processing, oil and gas, medical, power generation, defense, transportation, nuclear power, marine, and high-energy physics markets. The operations in this segment are ATI Allvac, ATI Allvac Ltd (U.K.) and ATI Wah Chang.

2005 Compared to 2004
Sales for the High Performance Metals segment increased 57% to $1,246.0 million in 2005 primarily due to continuing strong demand from the aerospace, defense, oil and gas, medical, and power generation markets. Our exotic alloys business continued to benefit from demand from the aerospace, defense, chemical processing, and medical markets. Operating profit for the High Performance Metals segment improved significantly to $335.3 million as a result of increased shipments for most of our products, higher selling prices, and the benefits of gross cost reductions. Comparative information on the segment’s products for the years ended December 31, 2005 and 2004 was:

For the Years Ended December 31,	2005	2004	% Change

Volume (000’s lbs.):
Nickel-based and specialty steel alloys	39,939	34,353	16%
Titanium mill products	24,882	22,012	13%
Exotic alloys	4,018	4,318	(7%)

Average Prices (per lb.):
Nickel-based and specialty steel alloys	$11.25	$8.60	31%
Titanium mill products	22.75	12.34	84%
Exotic alloys	40.38	40.95	(1%)

     Shipments of nickel-based and specialty steel alloys increased 16% and average prices increased 31%. Titanium mill products shipments increased 13% and average prices increased 84%. Shipments for exotic alloys decreased 7% and average prices decreased 1%, primarily due to product mix. Backlog of confirmed orders for the segment increased 62% to approximately $615 million at December 31, 2005, compared to approximately $380 million at December 31, 2004.
     Aerospace represents a significant market for our High Performance Metals segment, especially for premium quality specialty metals used in the manufacture of jet engines for the original equipment and spare parts market segments. In addition, we are becoming a larger supplier of specialty metals used in airframe construction. The demand from the aerospace market has recovered from the decline after the effect of the tragedy of September 11, 2001. Annually, revenue passenger miles and freight miles have increased 9.3% and 2.5%, respectively, since 2003, according to the International Civil Aviation Organization (ICAO). Commercial and military jet aircraft deliveries of new aircraft have increased 5.8% annually since 2003. Due to manufacturing cycle times, demand for our specialty metals leads the deliveries of new aircraft by 12 to 18 months. In addition, as our specialty metals are used in jet engines, demand for our products for spare parts is impacted by aircraft flight activity and resulting mandated engine refurbishment requirements.
Airline Miles — Revenue Passenger
(Worldwide, per year)

	70	75	80	85	90	95	00	05
Revenue Passenger Miles
(Billions)	286	433	677	850	1177	1397	1875	2219

Source:	International Civil Aviation Organization
Airline Miles — Freight
(Worldwide, per year)

	70	75	80	85	90	95	00	05
Freight Ton-Miles
(Billions)	16.46	15.26	22.64	30.3	43.92	60.8	84.937	85

Source:	International Civil Aviation Organization
Commercial & Military Jet Aircraft Deliveries
(Worldwide, per year)

96	97	98	99	00	01	02	03	04	05
580	841	1,134	1,282	1,225	1,276	1,136	1,088	1,180	1,217

Source:	Airline Monitor, Forecast International
     Segment operating profit for 2005 and 2004 was adversely affected by higher raw material costs, which increased significantly in the past three years. These higher costs, while largely recovered in product selling prices through raw material indices, had a negative effect on cost of sales as a result of our LIFO inventory accounting methodology, resulting in LIFO inventory valuation reserve charges of $46.0 million in 2005, and $16.2 million in 2004.
     We continued to aggressively reduce costs in 2005. Gross cost reductions, before the effects of inflation, for 2005 totaled approximately $34 million. Major areas of gross cost reductions included $20 million from operating efficiencies, $11 million from procurement, and $2 million from salaried and hourly labor cost savings.

     In 2005, we announced strategic capital investments to expand our titanium and nickel-based alloy and specialty alloy production capabilities, which include:
•	Upgrading and restarting approximately one-half of the capacity of our idled titanium sponge facility in Albany, Oregon. We expect an annual production rate of 7.5 million pounds of titanium sponge from this facility beginning in the first half of 2006. Titanium sponge is a key raw material used to produce our titanium mill products.
•	Constructing a third plasma arc melt cold-hearth furnace at ATI Allvac’s North Carolina operations. We expect this new furnace to be qualified for production by late 2006. Plasma arc melting is a superior cold-hearth melt process for making alloyed titanium products for aero-engine rotating parts and biomedical applications.
•	Upgrading and expanding vacuum induction melt (VIM) capacity. VIM is a melting process designed for premium grades of nickel-based alloys and superalloys that require more precise chemistry control and lower impurity levels.
•	Installation of new electro-slag re-melt (ESR) and new vacuum arc re-melt (VAR) furnaces. ESR and VAR furnaces are consumable electrode re-melting processes used to improve both the cleanliness and metallurgical structure of alloys.
These projects are expected to cost approximately $110 million and be fully implemented in 2007.
2004 Compared to 2003
Sales for the High Performance Metals segment increased 24% to $794.1 million in 2004 primarily due to improved demand from the aerospace, medical, defense, chemical processing, and oil and gas markets. Our exotic alloys business continued to benefit from sustained demand from defense and medical markets, and from corrosion markets particularly in Asia. Operating profit for the High Performance Metals segment improved significantly to $84.8 million as a result of increased shipments for most of our products, higher selling prices, and the benefits of cost reductions.
     Shipments of nickel-based and specialty steel alloys decreased 2%, while average prices increased 31%. Titanium mill products shipments increased 19% and average prices increased 7%. Shipments for exotic alloys increased 2% and average prices increased 9%. Backlog of confirmed orders for the segment increased 41% to approximately $380 million at December 31, 2004, compared to approximately $270 million at December 31, 2003.
     Operating profit for 2004 and 2003 was adversely affected by higher raw material costs, which increased significantly in the past two years. These higher costs, while largely recovered in product selling prices through raw material indices, had a negative effect on cost of sales as a result of our LIFO inventory accounting methodology, resulting in LIFO inventory valuation reserve charges of $16.2 million in 2004 and $11.7 million in 2003.
     Gross cost reductions, before the effects of inflation, for 2004 totaled approximately $48 million. Major areas of gross cost reductions included $21 million from operating efficiencies, $13 million from procurement, and $14 million from hourly and salary labor cost savings. During 2003, we implemented workforce reductions, which affected approximately 200 employees, or 19% of the salaried workforce. In connection with these reductions, which were substantially completed by the end of 2003, we recorded charges of $3 million for the related severance costs. These expenses are presented as restructuring costs on the statement of operations and are not included in the results for the segment.
     We continued to invest to enhance our specialty metals capabilities, increase efficiencies and reduce costs. Our strategic capital investment to enhance the capabilities of our long products rolling mill facility located in Richburg, SC, which cost approximately $48 million, began construction in 2002 and commenced production in the second quarter of 2004. The project included mutual conversion agreements with Outokumpu Oyj’s U.S. subsidiary, Outokumpu Stainless, giving us access to process our products at Outokumpu Stainless’ facility and Outokumpu Stainless access to process their stainless steel long products at our Richburg facility.
Flat-Rolled Products

(In millions)	2005	% Change	2004	% Change	2003

Sales to external customers	$1,900.5	16%	$1,643.9	58%	$1,043.5

Operating income (loss)	149.9	144%	61.5	n/m	(14.1)

Operating income (loss) as a percentage of sales	7.9%		3.7%		(1.4%)

International sales as a percentage of sales	18.5%		12.9%		13.5%

n/m: Not meaningful
     Our Flat-Rolled Products segment produces, converts and distributes stainless steel, nickel-based alloys, and titanium and titanium-based alloys, in a variety of product forms including plate, sheet, strip, engineered strip, and Precision Rolled Strip® products, as well as grain-oriented silicon electrical steel sheet, and tool steels. The major end markets for our flat-rolled products are construction and mining, automotive, electrical energy, food processing equipment and appliances, machine and cutting tools, chemical processing, oil and gas, electronics, communication equipment and computers. The operations in this segment are ATI Allegheny Ludlum, our 60% interest in the Chinese joint venture company known as Shanghai STAL Precision Stainless Steel Company Limited (STAL), and our 50% interest in the industrial titanium joint venture known as Uniti LLC. The remaining 40% interest in STAL is owned by the Baosteel Group, a state authorized investment company whose equity securities are publicly traded in the People’s Republic of China. The financial results of STAL are consolidated into the segment’s operating results with the 40% interest of our minority partner recognized in the consolidated statement of operations as other income or expense. The remaining 50% interest in Uniti LLC is held by VSMPO, a Russian producer of titanium, aluminum, and specialty steel products. We account for the results of the Uniti joint venture using the equity method since we do not have a controlling interest.
Acquisition of J&L Specialty Steel LLC Assets
On June 1, 2004, we completed the acquisition of substantially all of the assets of J&L Specialty Steel LLC, a producer of flat-rolled stainless steel products with operations in Midland, Pennsylvania and Louisville, Ohio, for $69.0 million in total consideration, including the assumption of certain current liabilities. The purchase price included $7.5 million cash paid at closing, the issuance to the seller of a non-interest bearing $7.5 million promissory note paid on June 1, 2005, and the issuance to the seller of a promissory note in the principal amount of $54.0 million, which is subject to final adjustment, and secured by the property, plant and equipment acquired, payable in installments in 2007 through 2011, which bears interest at a London Inter-bank Offered Rate plus a 1% margin, with a maximum interest rate of 6%.
     In connection with the J&L asset acquisition, we reached a new labor agreement with the USW, which represents employees at Allegheny Ludlum and at the former J&L facilities. The agreement provided for a workforce restructuring through which we expect to achieve significant productivity improvements. Through a reduction in the number of job classifications and the implementation of flexible work rules, employees are being given broader responsibilities and the opportunity to become more involved in the business. The number of production and maintenance employees at the pre-acquisition Allegheny Ludlum facilities is being reduced by 650 employees, or approximately 25%, through an early retirement program over two and a half years pursuant to which the employees are being offered transition incentives. Approximately 40% of these retirements occurred in second half of 2004, with over 70% of these retirements having taken place by the end of 2005, and 100% of these retirements to be effective by June 2006.
     The acquisition of the J&L assets and the negotiation of the new progressive labor agreement with the USW are expected to improve the performance of our Allegheny Ludlum business. We expect the new labor agreement, combined with the integration of the former J&L operations, to generate annual cost structure improvements relative to the combined performance of the former J&L and pre-acquisition Allegheny Ludlum operations of approximately $200 million when workforce restructuring and synergies are fully implemented in the second half of 2006. We anticipate these cost structure improvements to come from reduced labor costs, operating synergies, improved product mix, and reduced fixed costs. In the aggregate, we expect these initiatives to result in a competitive cost structure for our flat-rolled stainless steel business. During the second half of 2004, the former J&L operations were successfully integrated into Allegheny Ludlum with the improvement in cost structure realized to date reflected in our operating results. Cost savings realized from the J&L asset acquisition and the new labor agreement are included as part of our continuing overall cost reduction programs.
2005 Compared to 2004
Sales for the Flat-Rolled Products segment for 2005 were $1.90 billion, or 16% higher than 2004, due primarily to higher average base-selling prices and higher average raw material surcharges, partially offset by a decrease in demand in the second half of 2005. Comparative information on the segment’s products for the years ended December 31, 2005 and 2004 was:

For the Years Ended December 31,	2005	2004	% Change

Volume (000’s lbs.):
Total Flat-Rolled Products	1,148,738	1,175,506	(2%)
Commodity	652,870	666,560	(2%)
High value	495,868	508,946	(3%)

Average Prices (per lb.):
Total Flat-Rolled Products	$1.64	$1.39	18%
Commodity	1.26	1.18	7%
High value	2.15	1.67	29%

     Shipments in 2005 decreased by 2% to 1,149 million pounds compared to shipments of 1,176 million pounds for 2004. The average transaction prices to customers, which includes the effect of higher average raw material surcharges and higher average base-selling prices, increased by 18% to $1.64 per pound in 2005. Shipments of commodity products (including stainless steel hot roll and cold roll sheet, and stainless steel plate, among other products) decreased 2% and average transaction prices for these products increased 7%. The decrease in shipments was primarily attributable to inventory adjustments in the second half of 2005 by service center customers primarily for stainless steel sheet. In 2005, consumption in the U.S. of stainless steel strip, sheet and plate products decreased approximately 10%, compared to 2004 consumption, according to the Specialty Steel Institute of North America (SSINA). Demand from the capital goods markets such as chemical processing, oil and gas, and power generation markets remained strong throughout 2005. We experienced a weakening in demand from the automotive, construction and mining, and appliances markets.
Apparent Domestic Consumption
Stainless Sheet and Strip
(Millions of tons)

	00	01	02	03	04	05
Millions/Tons	1.88	1.55	1.58	1.57	1.81	1.62
Source: SSINA
The majority of our flat-rolled products are sold at prices that include surcharges for raw materials, including purchased scrap, that are required to manufacture our products. These raw materials include iron, nickel, chromium, and molybdenum.
Iron Scrap Prices
($/Gross Ton)

97	98	99	00	01	02	03	04	05
135	146	92	133	88	79	117	204	223
Nickel Prices
($/lb)

97	98	99	00	01	02	03	04	05
3.21	2.49	1.94	3.77	3.18	2.74	3.64	6.96	6.58
Source: London Metal Exchange
Chromium Prices
($/lb)

97	98	99	00	01	02	03	04	05
0.429	0.490	0.365	0.441	0.400	0.280	0.349	0.564	0.705
Source: Platts Metals Week
Molybdenum Oxide
($/lb)

97	98	99	00	01	02	03	04	05
4.42	3.75	2.64	2.53	2.21	2.65	3.65	7.94	31.93
Source: Platts Metals Week
     Our Flat-Rolled Products segment high-value product shipments, which include engineered strip, Precision Rolled Strip, super stainless steel, nickel alloy, titanium, grain-oriented silicon electrical steel, and tool steel products, decreased 3%, while average transaction prices for our high-value products increased 29%, primarily due to product mix. We now classify grain-oriented silicon electrical steel and tool steel as high-value products. Shipments declined primarily due to softness in automotive markets partially offset by strong capital goods and power generation markets, especially in Asia. Our international sales, which were primarily comprised of high value products, increased $138.6 million to $350.9 million, and represented a record 18.5% of sales for the Flat-Rolled Products segment.
     Operating income increased to $149.9 million for 2005 compared to $61.5 million in the 2004 period. The benefits of higher average base-selling prices, cost reduction initiatives, additional surcharges, and a change in the LIFO inventory valuation reserve due to lower raw material costs, were partially offset by lower shipments and higher energy costs. During 2005, the average cost of our raw materials in our Flat-Rolled products segment decreased approximately 9% compared to the 2004 average cost. This compares to an increase of approximately 50% in 2004, compared to 2003. As a result, for 2005 we recognized a benefit of $8.9 million under the LIFO inventory costing methodology. In 2004, we recorded a LIFO inventory valuation reserve charge of approximately $86.5 million as a result of the higher raw material costs. Natural gas and electricity costs, net of benefits from natural gas hedges, for 2005 were approximately $39.5 million higher than 2004.
     We continued to aggressively reduce costs and streamline our operations. In 2005, we achieved gross cost reductions, before the effects of inflation, of approximately $85 million in our Flat-Rolled Products segment. Major areas of gross cost reductions included $24 million from operating efficiencies, $49 million from procurement, and $12 million from lower compensation and fringe benefit expenses. At the end of 2005, we decided to indefinitely idle the West Leechburg, PA flat-rolled products finishing facility. This idling is expected to occur in stages during 2006. We expect the facility consolidation to result in annual cost reductions of approximately $10 million beginning in 2007. These restructuring charges of $17.5 million, plus charges of $8.5 million for fair market value adjustments of previously recognized asset impairments, are excluded from 2005 segment operating profit.

     In 2005, we announced strategic capital programs to expand our titanium and nickel-based alloy and specialty alloy production capabilities which include expanding high-value plate products capacity by 25%, upgrading our flat-rolled cold-rolling assets used to produce titanium sheet and strip products, and expanding premium product re-melting capacity. These projects are expected to cost approximately $16 million and be fully implemented in 2007.
2004 Compared to 2003
Sales for the Flat-Rolled Products segment for 2004 were $1.64 billion, or 58% higher than 2003, due primarily to improved demand, higher base-selling prices, higher raw material surcharges, and higher shipments resulting from the Midland, PA and Louisville, OH facilities acquired as part of the acquisition of the J&L assets in June 2004.
     Shipments in 2004 increased by 23% to 1,176 million pounds compared to shipments of 957 million pounds for 2003. The average transaction prices to customers, which includes the effect of higher raw material surcharges and higher base-selling prices, increased by 28% to $1.39 per pound in 2004. Shipments of commodity products (including stainless steel hot roll and cold roll sheet, and stainless steel plate, among other products) increased 37% and average transaction prices for these products increased 42%. The increase in shipments was primarily attributable to improving demand from the residential construction and remodeling markets, and capital goods markets such as chemical processing, oil and gas, and power generation markets, and the benefit of additional capacity resulting from the Midland, PA and Louisville, OH facilities acquired in June 2004. Demand remained good from the automotive and appliance markets. The increase in average transaction prices was primarily due to higher base-selling prices and higher raw material surcharges.
     The cost of raw materials increased significantly in 2004, which resulted in substantially higher raw material surcharges. In addition, a raw material surcharge for iron scrap was instituted in the first half of 2004 as a result of the cost of iron scrap increasing approximately 70% in 2004 compared to the average cost for 2003. The average base-selling price in December 2004 for Type 304 commodity stainless steel cold-rolled sheet increased approximately 28% compared to the same period in 2003. In 2004, consumption in the U.S. of stainless steel strip, sheet and plate products increased approximately 15%, compared to 2003 consumption, according to the SSINA. Our high-value product shipments in the segment (including strip, Precision Rolled Strip, super stainless steel, grain-oriented silicon electrical steel, nickel alloy and titanium products) increased 8%, and average transaction prices for high-value products increased 23%. Certain of these high-value products are used in the consumer durables and capital goods markets, both of which benefited from an improving U.S. economy in the markets we serve, which positively affected shipments and base-selling prices. In addition, shipments of Precision Rolled Strip products increased in Europe and Asia due primarily to strong demand from the automotive and electronics markets, partially aided by the weaker U.S. currency.
     As a result of the improving business conditions, operating income increased to $61.5 million for 2004 compared to an operating loss of $14.1 million in the 2003 period. The benefits of increased shipment volumes, higher base-selling prices, and cost reduction initiatives were partially offset by higher raw material and energy costs. During 2004 the average cost of our raw materials in our Flat-Rolled products segment increased approximately 50%. For 2004, we incurred approximately $94 million of expense for these cost increases, including LIFO inventory valuation reserve charges of $86.5 million, and cost increases of $7.5 million for certain raw materials which were not subject to surcharges for the full year. In addition, natural gas and electricity costs for 2004 were approximately $5 million higher than 2003.
     We continued to aggressively reduce costs and streamline our operations. In 2004, we achieved gross cost reductions, before the effects of inflation, of $80 million in our Flat-Rolled Products segment. Major areas of cost reductions, before the effects of inflation, included $26 million from operating efficiencies, $28 million from procurement, $24 million from lower compensation and fringe benefit expenses, and $2 million from other fixed cost savings. During the second half of 2004, we began reducing our hourly workforce at our Allegheny Ludlum plants by 650 employees, which represented approximately 25% of the pre-J&L acquisition hourly workforce, in accordance with the new labor agreement with the USW. This agreement resulted in a pension termination benefits charge of $25.3 million in the second quarter 2004. The pension termination benefits charge is presented in restructuring costs on the statement of operations and is not included in the results for the segment. During 2003, we implemented workforce reductions of approximately 140 salaried employees representing approximately 13% of the salaried workforce. These workforce reductions were substantially complete by the end of 2003 and resulted in a pretax severance charge of $5 million in 2003. In addition, we indefinitely idled our Washington Flat-Rolled coil facility located in Washington, PA and recorded an asset impairment charge related to the remaining assets located at Houston, PA reflecting projected utilization. These actions resulted in a total pretax, non-cash asset impairment charge of $47.5 million in the 2003 fourth quarter. These expenses are presented as restructuring costs on the statement of operations and are not included in the results for the segment. From 2000 to 2003, the salaried workforce was reduced by approximately 41%.
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

Engineered Products

(In millions)	2005	% Change	2004	% Change	2003
Sales to external customers	$393.4	33%	$295.0	17%	$252.2

Operating profit	47.5	128%	20.8	168%	7.8

Operating profit as a percentage of sales	12.1%		7.1%		3.1%

International sales as a percentage of sales	28.6%		28.9%		31.0%

     Our Engineered Products segment includes the production of tungsten powder, tungsten heavy alloys, tungsten carbide materials and carbide cutting tools. The segment also produces carbon alloy steel impression die forgings, and large grey and ductile iron castings, and provides precision metals processing services. The operations in this segment are ATI Metalworking Products, ATI Portland Forge, ATI Casting Service and Rome Metals. On April 5, 2005, we acquired U.K.-based Garryson Limited (“Garryson”), a leading producer of tungsten carbide burrs, rotary tooling and specialty abrasive wheels and discs. The acquisition was accounted for as a purchase, and our results include Garryson’s sales and earnings from the acquisition date.
     The major markets served by our products of the Engineered Products Segment include a wide variety of industrial markets including automotive, chemical processing, oil and gas, machine and cutting tools, construction and mining, aerospace, transportation, and wind power generation.
2005 Compared to 2004
Sales for the Engineered Products segment in 2005 increased 33%, to $393.4 million, and operating profit increased 128%, to $47.5 million, both compared to 2004. Demand for our tungsten products was strong from the oil and gas, mining, and automotive markets. Demand remained strong for forgings from the Class 8 truck, and construction and mining markets. Demand for our cast products was strong from the transportation and wind energy markets. Demand was very strong for our titanium precision metal processing conversion services.
     The improvement in segment sales was primarily due to higher selling prices and increased volume, including shipments from our U.K.-based ATI Garryson Limited cutting tool operations acquired in April 2005. Segment operating profit improved to $47.5 million in 2005, principally as a result of improved pricing and the benefits of cost reductions, which totaled $6.9 million. Operating profit included a LIFO inventory valuation reserve charge of $8.7 million in 2005 and a charge of $9.5 million in 2004 as a result of higher raw material costs and inventory levels.
     In 2005, we continued to invest to enhance our manufacturing capabilities and reduce costs. In the 2005 fourth quarter, we began an $8 million capital investment to expand our capacity to manufacture feedstock material for our production of tungsten power. When the capital investment is complete in late 2006, we expect to have the capability to internally produce all of our requirements of ammonium paratungstate (APT) under current market conditions at a cost significantly below the market price at the end of 2005. In addition, in the 2005 fourth quarter we began a $4 million expansion of our titanium precision metal conversion services operation as part our strategic program to increase our overall titanium production capacity to better meet growing global demand.
2004 Compared to 2003
Sales for the Engineered Products segment in 2004 increased 17%, to $295.0 million and operating profit increased 168% to $20.8 million, both compared to 2003. Demand for our tungsten products was strong from general manufacturing, and the oil and gas and medical markets. Demand improved for forgings from the Class 8 truck, and construction and mining markets. Demand for castings was strong from the transportation and wind energy markets. The improvement in segment operating profit was primarily due to higher sales volumes, improved pricing, and the impact of cost reductions, which totaled $9 million in 2004. The improvement in profitability was partially offset by higher raw material costs, which resulted in a LIFO inventory valuation reserve charge of $9.5 million in 2004, compared to a benefit of $1.9 million in 2003.
Corporate Expenses
Corporate expenses were $51.7 million in 2005 compared to $34.9 million in 2004, and $20.5 million in 2003. The increase in corporate expenses in 2005 and 2004 was primarily the result of expenses associated with annual and long-term performance-based incentive compensation programs, partially offset by cost controls and reductions in the number of corporate employees over this period.

Interest Expense, net
Interest expense, net of interest income, was $38.6 million for 2005 compared to $35.5 million for 2004 and $27.7 million for 2003. The effect of “receive fixed, pay floating” interest rate swap contracts of $150 million, related to our $300 million, 8.375% 10-year Notes issued in December 2001, decreased interest expense by $1.5 million in 2005, $4.4 million in 2004, and $6.7 million in 2003, compared to the fixed interest expense of the Notes. These swap agreements were terminated in 2003 and 2004. Interest expense in 2005, 2004 and 2003 was reduced by $0.2 million, $0.9 million and $2.1 million, respectively, related to interest capitalization on capital projects.
     Interest expense is presented net of interest income of $8.4 million for 2005, $2.9 million for 2004, and $6.2 million for 2003. The increase in interest income for 2005 primarily results from higher cash balances. For 2003, the higher interest income primarily relates to interest on settlements of prior years’ tax liabilities.
Restructuring Costs and Curtailment Gain
We recorded restructuring costs of $23.9 million in 2005, a curtailment gain, net of restructuring costs, of $40.4 million in 2004, and restructuring costs of $62.4 million in 2003.
     In 2005, we recorded a restructuring charge of $23.9 million primarily related to recognizing an asset impairment charge for certain long-lived assets in the Flat-Rolled Products segment. At the end of 2005, we decided to indefinitely idle Allegheny Ludlum’s West Leechburg, PA flat-rolled products finishing facility. There are approximately 45 hourly production and maintenance employees, and 25 laboratory employees at the West Leechburg plant. These employees are being provided positions at nearby Allegheny Ludlum facilities. The cost of indefinitely idling the facility was $17.3 million, and is expected to result in future cash expenditures of less than $2 million. We expect the consolidation to result in annual cost reductions of approximately $10 million in our Flat-Rolled Products segment beginning in 2007. The 2005 restructuring charge also included adjustments of previously recognized asset impairment charges for changes in estimated fair market values. We recorded $8.5 million of asset impairment charges associated with previously idled assets in the Flat-Rolled Products segment at the Washington Flat-Roll coil facility located in Washington, PA, and at the stainless steel plate facility located in Massillon, OH, partially offset by a $1.9 million reversal of lease termination charges recorded in 2003.
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
     In 2003, we recorded restructuring charges of $62.4 million, including $47.5 million for impairment of long-lived assets in the Flat-Rolled Products segment, $11.1 million for workforce reductions across all business segments and the corporate office, and $3.8 million for facility closure charges including present-valued lease termination costs, net of forecasted sublease rental income, at the corporate office. In the 2003 fourth quarter, based on existing and projected operating levels at our remaining operations in Houston, PA, and at our Washington Flat Roll coil facility located in Washington, PA, we determined that the net book values of these facilities were in excess of their estimated fair market values based on expected future cash flows. Charges for the Houston facility and the Washington Flat Roll coil facility were recorded to write down the net book values of these facilities to their estimated fair market values. These asset impairment charges did not impact current operations at these facilities. The workforce reductions affected approximately 375 employees across all segments and the corporate office. Approximately $5 million of the severance charges was paid from the Company’s pension plan, and at December 31, 2005, approximately $2 million of these prior year workforce reduction and facility closure charges are future cash costs that will be paid over the next several years.
     Cash to meet these obligations is expected to be paid from internally generated funds from operations.
Other Expenses, Net of Gains on Asset Sales
Other expenses, net of gains on asset sales, includes charges incurred in connection with closed operations, pretax gains and losses on the sale of surplus real estate, non-strategic investments and other assets, operating results from equity-method investees, minority interest, and other non-operating income or expense. These items are presented primarily in selling and administrative expenses, and in other income (expense) in the statement of operations and resulted in a net charge of $33.8 million in 2005, other income of $2.5 million in 2004, and a net charge of $47.7 million in 2003.
     Other expenses for 2005 included $26.8 million for legal matters and $7.0 million for environmental and other closed company costs. The charges for legal matters included the settlement of the Kaiser Aerospace & Electronics matter, the unfavorable court judgment rendered in April 2005 concerning a commercial dispute with a raw materials supplier, and other matters associated with closed companies, and are classified in selling and administrative expenses in the consolidated statement of operations. See additional discussion in Note 14, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements.

     In 2003, other expenses for closed companies included a charge of $22.5 million related to litigation with the San Diego Unified Port District, as more fully described in Note 14, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements, and which is included in selling and administrative expenses in the consolidated statement of operations, and changes in our estimates of our liability for environmental closure costs and for liabilities under retrospectively-rated insurance programs.
Retirement Benefit Expense
Retirement benefit expense, which primarily includes pension and postretirement medical benefits, declined in 2005 and 2004 primarily as a result of higher than expected returns on pension assets during 2004 and 2003, actions taken in the second quarter 2004 to control retiree medical costs, and the favorable impact of the Medicare prescription drug legislation, partially offset by the use of progressively lower discount rate assumptions for determining benefit plan liabilities. Retirement benefit expense, excluding the effect of curtailment gains and termination benefit charges, was $77.6 million for 2005, $119.8 million for 2004, and $134.4 million for 2003. The effect of the Medicare prescription drug legislation, which provides for a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by law, is recognized in the financial statements over a number of years. Retirement benefit expenses are included in both cost of sales and selling and administrative expenses. Retirement benefit expense included in cost of sales and selling and administrative expenses for the years ended 2005, 2004 and 2003 was as follows:

(In millions)	2005	2004	2003
Cost of sales	$55.1	$88.4	$94.6
Selling and administrative expenses	22.5	31.4	39.8

Total retirement benefit expense	$77.6	$119.8	$134.4

     The 2004 retirement benefit expense shown above does not include the effects of the $71.5 million curtailment and settlement gain related to the elimination of retiree medical benefits for certain non-collectively bargained employees beginning in 2010, nor does this expense include the $25.3 million charge related to the Transition Assistance Program (“TAP”) incentives associated with the new labor agreement at Allegheny Ludlum, which was paid from our U.S. defined benefit pension plan.
     Retirement benefit expenses for 2006 are expected to be approximately $83 million, with effects on cost of sales and selling and administrative expenses similar to the percentages in 2005. Pension expense for 2006 is expected to be approximately $64 million compared to $63 million in 2005 as the positive benefits of the voluntary $100 million 2005 pension contribution and higher than expected returns on pension assets in 2005 are offset by the use of a lower assumed discount rate to value pension liabilities. Postretirement medical expense for 2006 is expected to increase to approximately $19 million from $15 million in 2005 due primarily to a lower expected return on plan assets as a result of lower plan asset levels, and the use of a lower assumed discount rate to value obligations.
Income Taxes
Results of operations for 2005 included an income tax benefit of $54.7 million principally caused by the reversal of the remaining valuation allowance for our U.S. Federal net deferred tax assets, partially offset by accruals for U.S. Federal, foreign and state income taxes. Results of operations for 2004 did not include an income tax provision or benefit for current or deferred taxes primarily as a result of the uncertainty regarding full utilization of the net deferred tax asset and available operating loss carryforwards. From the 2003 fourth quarter through the third quarter of 2005, we maintained a valuation allowance for a major portion of our U.S. Federal deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes”, due to uncertainty regarding full utilization of our net deferred tax asset, including the 2003 and 2004 unutilized net operating losses of approximately $140 million. In the 2003 fourth quarter we had recorded a $138.5 million valuation allowance for the majority of our net deferred tax asset, based upon the results of our quarterly evaluation concerning the estimated probability that the net deferred tax asset would be realizable in light of our history of annual reported losses in the years 2001 through 2003. In 2005, we generated taxable income which exceeded the 2003 and 2004 net operating losses allowing us to fully realize these tax benefits. This realization of tax benefits, together with our improved profitability, allowed us to reverse the remaining valuation allowance for U.S. Federal income taxes in the 2005 fourth quarter. Our income tax provision for 2003 was $33.1 million. In 2004 and 2003, we received $7.2 million and $65.6 million, respectively, in income tax refunds related to carrying back the previous year’s taxable loss to earlier years in which we had paid taxes.

     Deferred taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes, and differences between the fair value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income taxes represent future tax benefits or costs to be recognized when those temporary differences reverse. At December 31, 2005, we had a net deferred tax asset of $178.1 million. A significant portion of our deferred tax assets relates to the postretirement benefit obligations, which have been recorded in the accompanying financial statements but which are not recognized for income tax reporting purposes until the benefits are paid. These benefit payments are expected to occur over an extended period of years.
Financial Condition and Liquidity
We believe that internally generated funds, current cash on hand and available borrowings under existing secured credit lines will be adequate to meet foreseeable liquidity needs. We did not borrow funds under our domestic secured credit facility during 2005, 2004 or 2003. However, a portion of this secured credit facility is utilized to support letters of credit.
     Our ability to access the credit markets in the future to obtain additional financing, if needed, may be influenced by our credit rating. As of December 31, 2005, Standard & Poor’s Ratings Services corporate credit rating for our Company was BB with a stable outlook and our senior unsecured debt was rated BB-. As of December 31, 2005, Moody’s Investor Service’s corporate family rating for our Company was Ba2 with a stable outlook, and our senior unsecured note rating was Ba3. Changes in our credit rating do not impact our access to, or the cost of, our existing credit facilities.
     We have no off-balance sheet financing relationships with variable interest or structured finance entities.
Cash Flow and Working Capital
In 2005, cash generated by operations of $322.6 million, the proceeds from exercises of stock options of $26.1 million and tax benefits on share-based compensation of $25.2 million were used to invest $90.1 million in capital equipment, fund a $100 million voluntary contribution to our U.S. defined benefit pension plan, pay $18.3 million for the acquisition of the Garryson Limited operation, repay debt of $25.7 million, pay dividends of $27.1 million, and increase cash balances by $111.9 million, to $362.7 million at December 31, 2005. In 2004, cash generated from operations of $74.1 million, proceeds from sale of common stock of $229.7 million, proceeds from asset sales of $6.6 million, and proceeds from exercises of stock options of $7.6 million, were used to invest $49.9 in capital equipment, fund a $50 million voluntary contribution to our U.S. defined benefit pension plan, pay $7.5 million of the purchase price for the J&L assets, repay debt of $15.9 million, pay dividends of $21.2 million, and increase cash balances by $171.2 million, to $250.8 million at December 31, 2004. We use cash flow from operations before voluntary pension plan contributions in order to evaluate and compare fiscal periods that do not include these contributions, and to make resource allocation decisions among operational requirements, investing and financing alternatives.
Managed Working Capital
($ millions)

	00	01	02	03	04	05
Millions/$	853	719	564	576	853	1048

% of Revenue	36.3%	36.8%	32.4%	30.7%	29.5%	30.3%
     The impact of improved operating results in 2005 on cash flow from operations was offset by continuing investment in managed working capital to support the higher business levels and the impact of higher costs for certain raw materials. As part of managing the liquidity of the business, we focus on controlling inventory, accounts receivable and accounts payable. In measuring performance in controlling this managed working capital, we exclude the effects of the LIFO inventory valuation reserves, excess and obsolete inventory reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. During 2005, managed working capital, which we define as gross inventory plus accounts receivable less accounts payable, increased by $187.8 million, excluding working capital acquired as part of the Garryson Limited acquisition. This increase in managed working capital resulted from a $80.9 million increase in accounts receivable due to a higher level of sales in the 2005 fourth quarter compared to the fourth quarter of 2004, and a $145.6 million increase in inventory mostly as a result of higher costs for certain raw materials and increased business volumes, partially offset by a $38.7 million increase in accounts payable. Most of the increase in raw materials is expected to be recovered through surcharge and index pricing mechanisms. Managed working capital has increased $484 million over the past three years as our level of business activity has improved and raw material costs have increased. This increase in managed working capital is expected to represent a future source of cash if the level of business activity were to decline. Managed working capital as a percent of annualized sales was 30.3%, at the end of 2005, 29.5% in 2004, and 30.7% in 2003. The increase in 2005 of managed working capital as a percentage of sales was primarily due to higher business activity in the High Performance Metals segment, which has a longer manufacturing cycle. While inventory and accounts receivable balances increased during 2005, 2004 and 2003, both gross inventory turns, which exclude the effect of LIFO inventory valuation reserves, and days sales outstanding, which measures actual collection timing for accounts receivable, have improved over the past three years.

     The components of managed working capital were as follows:

	December 31,	December 31,	December 31,
(In millions)	2005	2004	2003

Accounts receivable, net	$442.1	$357.9	$248.8
Inventory, net	607.1	513.0	359.7
Accounts payable	(312.9)	(271.2)	(172.3)

Subtotal	736.3	599.7	436.2
Allowance for doubtful accounts	8.1	8.4	10.2
LIFO reserve	269.7	223.9	111.7
Corporate and other	33.9	20.6	17.4

Managed working capital	$1,048.0	$852.6	$575.5

Annualized prior 2 months sales	$3,461.1	$2,887.0	$1,874.0

Managed working capital as a % of sales	30.3%	29.5%	30.7%

     Capital expenditures for 2005 were $90.1 million, compared to $49.9 million for 2004 and $74.4 million for 2003.
     In July 2005, we announced a major expansion of our titanium production capabilities. We intend to invest approximately $100 million through the end of 2006 to significantly increase our capacity to produce titanium and titanium alloys used for aero-engine rotating parts, airframe applications and in other global markets. We expect over $200 million of annual revenue growth potential when these projects are fully implemented in 2007. We expect to fund these capital expenditures through internal cash flow. Strategic capital projects associated with expanding our titanium production capabilities include:
–	Upgrading and restarting approximately one-half of the capacity of our idled titanium sponge facility in Albany, Oregon. We expect an annual production rate of 7.5 million pounds of titanium sponge from this facility beginning in the first half of 2006. Titanium sponge is a critical material used to produce titanium mill products.

–	Constructing a third plasma arc melt cold-hearth furnace at ATI Allvac’s North Carolina operations. We expect this new furnace to be qualified for production by late 2006. Plasma arc melting is a superior cold-hearth melt process for making alloyed titanium products for aero-engine rotating parts and biomedical applications.

–	Expanding high-value plate products capacity by 25%, primarily through investments at our plate products facilities in western Pennsylvania.

–	Continued upgrading of our flat-rolled cold-rolling assets used in producing titanium sheet and strip products.
     In September 2005, we announced an expansion of our premium-melt nickel-based alloy, superalloy, and specialty alloy production capabilities. These investments are aimed at increasing our capacity to produce these high performance alloys used for aero-engine rotating parts, airframe applications, oil and gas exploration, extraction and refining, power generation land-based turbines and flue gas desulfurization pollution control units. These incremental capital investments of approximately $30 million through the end of 2006 are expected to be funded from internal cash flow. We expect approximately $70 million of annual revenue from these projects when they are implemented. Major projects of this expansion, which is expected to increase our premium-melt capacity by approximately 20%, include:
–	Upgrading and expanding vacuum induction melt (VIM) capacity. VIM is a melting process designed for premium grades with high alloy content that require more precise chemistry control and lower impurity levels.

–	Installation of two new electro-slag re-melt (ESR) furnaces and three new vacuum arc re-melt (VAR) furnaces. ESR and VAR furnaces are consumable electrode re-melting processes used to improve both the cleanliness and metallurgical structure of alloys.
     In 2004, we completed our two major strategic capital projects begun in 2002: two new electric arc furnaces at our flat-rolled products melt shop located in Brackenridge, PA, and investments to enhance the capabilities at our high performance metals long products rolling mill facility located in Richburg, SC. The second electric arc furnace in the Flat-Rolled Products segment commenced operations in the 2004 third quarter, with the first new furnace having commenced production in the 2003 fourth quarter. The high performance metals long products facility commenced operations in the 2004 second quarter.
     Capital expenditures for 2006 are expected to approximate $225 million.

Debt
Total debt outstanding decreased $22.3 million, to $560.4 million at December 31, 2005, from $582.7 million at December 31, 2004. The decrease was primarily related to a payment for the J&L asset acquisition and a reduction in our foreign borrowings. In managing our overall capital structure, one of the measures on which we focus is net debt to total capitalization, which is the percentage of our debt, net of cash on hand, to our total invested and borrowed capital. In determining this measure, debt and total capitalization are net of cash on hand which may be available to reduce borrowings. Our net debt to total capitalization ratio improved to 19.8% at December 31, 2005, from 43.8% at December 31, 2004, and from 72.1% at the end of 2003. The lower ratio in 2005 results primarily from an increase in cash on hand and stockholders’ equity resulting from the improvement in results of operations, plus the reduction in outstanding debt. The ratio declined in 2004 primarily due to an increase in cash on hand and stockholders’ equity resulting from the common stock offering and the improvement in results of operations, partially offset by an increase in debt due primarily to the seller financing for the J&L asset acquisition.

	December 31,	December 31,
(In millions)	2005	2004

Total debt	$560.4	$582.7
Less: Cash	(362.7)	(250.8)

Net debt	197.7	331.9

Net debt	197.7	331.9
Total stockholders’ equity	799.9	425.9

Total capital	$997.6	$757.8
Net debt to capital ratio	19.8%	43.8%

     On August 4, 2005, we amended our senior secured domestic revolving credit facility to (1) extend the facility term to August 2010 from its original maturity date of June 2007, (2) enable us to execute various corporate actions without the prior consent of the lending group, so long as, after giving effect to such corporate action, we maintain a minimum undrawn availability (as described in the facility) of $75 million, (3) reduce the borrowing costs under the facility, and (4) incorporate a feature that would permit us to increase the size of the facility, assuming we had sufficient collateral, by up to $150 million. Under the amended facility, if undrawn availability as described in the facility were to decline below $75 million, corporate actions that could be undertaken without the prior consent of the lending group, including capital expenditures, acquisitions, sales of assets, dividends, investments in, or loans to, corporations, partnerships, joint ventures and subsidiaries, issuance of unsecured indebtedness, leases, and prepayment of indebtedness, would be limited. The amended facility contains a financial covenant, which is not measured unless our undrawn availability is less than $75 million. This financial covenant, when measured, requires us to prospectively maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (as defined in the credit facility) to fixed charges of at least 1.0 to 1.0 from the date the covenant is measured. Our ability to borrow under the amended secured credit facility in the future could be adversely affected if we fail to maintain the applicable covenants under the agreement governing the facility. At December 31, 2005, we had the ability to access the entire $325 million undrawn availability under the facility.
     Interest rate swap contracts are used from time-to-time to manage our exposure to interest rate risks. In 2002, we entered into interest rate swap contracts with respect to a $150 million notional amount related to our 8.375% Notes due 2011 (“Notes”), which involved the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the contracts without an exchange of the underlying principal amount. These “receive fixed, pay floating” arrangements were designated as fair value hedges, and effectively converted $150 million of the Notes to variable rate debt. As a result, changes in the fair value of the swap contracts and the notional amount of the underlying fixed rate debt are recognized in the statement of operations. In 2003, we terminated the majority of these interest rate swap contracts and received $15.3 million in cash. Subsequent to the interest rate swap terminations, in 2003 we entered into new “receive fixed, pay floating” interest rate swap arrangements related to the Notes which re-established, in total, a $150 million notional amount that effectively converted this portion of the Notes to variable rate debt. In the 2004 third quarter in light of the prospect of increasing short-term interest rates, we terminated all remaining interest rate swap contracts still outstanding, and realized net cash proceeds of $1.5 million. These gains on settlement realized in 2004 and 2003 remain a component of the reported balance of the Notes, and are ratably recognized as a reduction to interest expense over the remaining life of the Notes, which is approximately six years. At December 31, 2005, the deferred settlement gain was $12.2 million. The result of the “receive fixed, pay floating” arrangements was a decrease in interest expense of $4.4 million and $6.7 million for the years ended December 31, 2004 and 2003, respectively, compared to the fixed interest expense of the ten-year Notes.

     A summary of required payments under financial instruments (excluding accrued interest) and other commitments are presented below.

		Less than	1-3	4-5	After 5
(In millions)	Total	1 year	years	years	years

Contractual Cash Obligations

Total Debt including Capital Leases	$560.4	$13.4	$47.6	$23.4	$476.0
Operating Lease Obligations	63.3	16.8	27.1	10.7	8.7
Other Long-term Liabilities (A)	119.4	—	74.6	6.7	38.1
Unconditional Purchase Obligations
Raw materials (B)	552.5	488.0	64.5	—	—
Capital expenditures	38.4	38.4	—	—	—
Other (C)	28.6	18.6	8.7	1.3	—

Total	$1,362.6	$575.2	$222.5	$42.1	$522.8

(In millions)

Other Financial Commitments

Lines of Credit (D)	$393.3	$43.1	$25.2	$325.0	$—
Guarantees	16.2	—	—	—	—

     (A) Other long-term liabilities exclude pension liabilities and accrued postretirement benefits.
     (B) We have contracted for physical delivery for certain of our raw materials to meet a portion of our needs. These contracts are based upon fixed or variable price provisions. We used current market prices as of December 31, 2005 for raw material obligations with variable pricing.
     (C) We have various contractual obligations that extend through 2015 for services involving production facilities and administrative operations. Our purchase obligation as disclosed represents the estimated termination fees payable if we were to exit these contracts.
     (D) Drawn amounts are included in total debt. Includes $127.2 million utilized under the $325 million domestic secured credit facility for standby letters of credit, which renew annually and are used to support: $44.3 million of financing outside of the domestic secured credit facility, primarily for our foreign based operations; $36.1 million in workers compensation and general insurance arrangements; $46.8 million related to legal, environmental and other matters.
Retirement Benefits
As of November 30, 2005, our measurement date for pension accounting, the value of the accumulated pension benefit obligation (ABO) for our defined benefit pension plans exceeded the value of pension investments by approximately $247 million. A minimum pension liability was recognized in 2002 as a result of a severe decline in the equity markets from 2000 through 2002, higher benefit liabilities from long-term labor contracts negotiated in 2001, and a lower assumed discount rate for valuing the pension liabilities. Accounting standards require that a minimum pension liability be recorded if the value of pension investments is less than the ABO at the annual measurement date.
     Accordingly, in the 2002 fourth quarter, we recorded a charge against stockholders’ equity of $406 million, net of deferred taxes, to write off our prepaid pension cost representing the previous overfunded portion of the pension plan, and to record a deferred pension asset for unamortized prior service cost relating to prior benefit enhancements. In the fourth quarter of 2005, 2004 and 2003, our adjustments of the minimum pension liability resulted in a reduction to stockholders’ equity of $36 million for 2005, and increases to stockholders’ equity of $2 million for 2004 and $47 million for 2003. These minimum pension liability adjustments are presented as other comprehensive income (loss). The recognition of the minimum pension liability in 2002, and the adjustments of the minimum pension liability in 2005, 2004 and 2003 do not affect our reported results of operations and do not have a cash impact. In accordance with current accounting standards, the full charge against stockholders’ equity would be reversed in subsequent years if the value of pension plan investments returns to a level that exceeds the ABO as of a future annual measurement date. As of the 2005 annual measurement date, the value of pension investments was $1.96 billion and the ABO was $2.20 billion. Based upon current actuarial analyses and forecasts, the ABO is projected to be approximately $2.20 billion at the 2006 annual measurement date, assuming no changes in the discount rate used to value benefit obligations.

     We were not required to make cash contributions to our U.S. defined benefit pension plan for 2005 or 2004. During the fourth quarter 2005 and the third quarter 2004, we made voluntary contributions to this defined benefit pension plan of $100 million and $50 million, respectively, to improve the plan’s funded position. Based on current regulations and actuarial studies, we do not expect to be required to make cash contributions to our U.S. defined benefit pension plan during the next several years. However, a significant decline in the value of plan investments in the future, or unfavorable changes in laws or regulations that govern pension plan funding could materially change the timing and amount of required pension funding. Depending on the timing and amount, a requirement that we fund our defined benefit pension plan could have a material adverse effect on our results of operations and financial condition. We may elect, depending upon investment performance of the pension plan assets and other factors, to make additional voluntary cash contributions to this pension plan in the future.
     We fund certain retiree health care benefits for Allegheny Ludlum using investments held in a Voluntary Employee Benefit Association (VEBA) trust. This allows us to recover a portion of the retiree medical costs. In accordance with our labor agreements, during 2005, 2004 and 2003, we funded $24.7 million, $18.2 million and $14.2 million, respectively, of retiree medical costs using the investments of the VEBA trust. We may continue to fund certain retiree medical benefits utilizing the investments held in the VEBA if the value of these investments exceeds $25 million. The value of the investments held in the VEBA was approximately $86 million as of November 30, 2005.
Dividends
We paid a quarterly dividend of $0.06 per share of common stock for each of the quarters of 2004 and for the first three quarters of 2005. In the fourth quarter of 2005, our Board of Directors increased the cash dividend paid on our common stock to $0.10 per share. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by credit agreements or senior securities, and other factors deemed relevant and appropriate.
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
     We market our products to a diverse customer base, principally throughout the United States. Trade credit is extended based upon evaluations of each customer’s ability to perform its obligations, which are updated periodically. Accounts receivable reserves are based upon an aging of accounts and a review for collectibility of specific accounts. Accounts receivable are presented net of a reserve for doubtful accounts of $8.1 million at December 31, 2005 and $8.4 million at December 31, 2004, which represented 1.8% and 2.3%, respectively, of total gross accounts receivable. During 2005, we recognized expense of $1.7 million to increase the reserve for doubtful accounts and wrote off $2.0 million of uncollectible accounts, which reduced the reserve. During 2004, we made no increases for doubtful accounts and wrote off $1.8 million of uncollectible accounts, which reduced the reserve.
Inventories
At December 31, 2005, we had net inventory of $607.1 million. Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO) and average cost methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. The prices for many of the raw materials we use have been extremely volatile, especially during 2005 and 2004 when certain raw material prices rose rapidly, compared to the previous year. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a rapid rise in raw material costs has a negative effect on our operating results. For example in 2005 and in 2004, the effect of the increase in raw material costs on our LIFO inventory valuation method resulted in cost of sales which was $45.8 million and $112.2 million higher, respectively, than would have been recognized if we utilized the FIFO methodology to value our inventory. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold.
     We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting reserve, if any, is recognized as an expense in the period that the need for the reserve is identified. At December 31, 2005, no such reserves were required. It is our general policy to write-down to scrap value any inventory that is identified as obsolete and any inventory that has aged or has not moved in more than twelve months. In some instances this criterion is up to twenty-four months due to the longer manufacturing and distribution process for such products.
Asset Impairment
We monitor the recoverability of the carrying value of our long-lived assets. An impairment charge is recognized when the expected net undiscounted future cash flows from an asset’s use (including any proceeds from disposition) are less than the asset’s carrying value, and the asset’s carrying value exceeds its fair value. Changes in the expected use of a long-lived asset group, and the financial performance of the long-lived asset group and its operating segment, are evaluated as indicators of possible impairment. Future cash flow value may include appraisals for property, plant and equipment, land and improvements, future cash flow estimates from operating the long-lived assets, and other operating considerations.
     At December 31, 2005, we had $200 million of goodwill on our balance sheet. Changes in the goodwill balance from 2004 are due to foreign currency translation. Of the total, $112 million related to the Flat-Rolled Products segment, $62 million related to the High Performance Metals segment, and $26 million related to the Engineered Products segment. Goodwill is required to be reviewed annually, or more frequently if impairment indicators arise. The impairment test for goodwill is a two-step process. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this comparison reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of the fair value of the reporting unit over the fair value of all recognized and unrecognized assets and liabilities.
     We perform our annual evaluation of goodwill for possible impairment during the fourth quarter. Our evaluation of goodwill for possible impairment includes estimating the fair market value of each of the reporting units that have goodwill associated with their operations using discounted cash flow and multiples of cash earnings valuation techniques, plus valuation comparisons to recent public sale transactions of similar businesses, if any. These valuation methods require us to make estimates and assumptions regarding future operating results, cash flows including changes in working capital and capital expenditures, selling prices, profitability, and the cost of capital. Although we believe that the estimates and assumptions used were reasonable, actual results could differ from those estimates and assumptions. No goodwill impairment was determined to exist for the years ended December 31, 2005, 2004 or 2003.
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
     The recognition, or reversal, of a valuation allowance is recorded as a non-cash charge or benefit to the income tax provision with an offsetting adjustment against the deferred income tax asset.
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
     With respect to proceedings brought under the Federal Superfund laws, or similar state statutes, we have been identified as a potentially responsible party (“PRP”) at approximately 28 of such sites, excluding those at which we believe we have no future liability. Our involvement is limited or de minimis at approximately 21 of these sites, and the potential loss exposure with respect to any of the remaining 7 individual sites is not considered to be material.
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
     Environmental liabilities are recorded when our liability is probable and the costs are reasonably estimable. In many cases, we are not able to determine whether we are liable or, if liability is probable, to reasonably estimate the loss or range of loss. Estimates of our liability are further subject to additional uncertainties including the nature and extent of site contamination, available remediation alternatives, the extent of corrective actions that may be required, and the participation, number and financial condition of other PRPs. We intend to adjust our accruals to reflect new information as appropriate. Future adjustments could have a material adverse effect on our results of operations in a given period, but we cannot reliably predict the amounts of such future adjustments. At December 31, 2005, our reserves for environmental matters totaled approximately $29 million.
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
Retirement Benefits
We have defined benefit pension plans and defined contribution plans covering substantially all of our employees. In the fourth quarter 2005 and in third quarter 2004, we made voluntary cash contributions of $100 million and $50 million, respectively, to our U.S. defined benefit pension plan to improve the plan’s funded position. We are not required to make a contribution to the U.S. defined benefit pension plan for 2006, and, based upon current regulations and actuarial analyses, we do not expect to be required to make cash contributions to the U.S. defined benefit pension plan for at least the next several years. However, we may elect, depending upon the investment performance of the pension plan assets and other factors, to make additional voluntary cash contributions to this pension plan in the future.
     We account for our defined benefit pension plans in accordance with SFAS 87, which requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. A significant element in determining our pension (expense) income in accordance with SFAS 87 is the expected investment return on plan assets. In establishing the expected return on plan investments, which is reviewed annually in the fourth quarter, we take into consideration input from our third party pension plan asset managers and actuaries regarding the types of securities the plan investments are invested in, how those investments have performed historically, and expectations for how those investments will perform in the future. For 2003, in light of the declines in the equity markets in 2000 through 2002, which comprise a significant portion of our pension plan investments, we lowered our expected return on pension plan investments to 8.75%, from a 9% expected return on pension plan investments which was used in 2002. We apply this assumed rate to the market value of plan assets at the end of the previous year. This produces the expected return on plan assets that is included in annual pension (expense) income for the current year. The actual return on pension plan assets was 9.7% for 2005, 11.7% for 2004, and 13.1% for 2003. While the actual return on pension plan investments has exceeded the expected return on pension plan investments for each of the past three years, our expected return on pension plan investments for 2006 remains at 8.75%. The effect of increasing, or lowering, the expected return on pension plan investments by 0.25% results in additional annual income, or expense, of approximately $5 million. The cumulative difference between this expected return and the actual return on plan assets is deferred and amortized into pension income or expense over future periods. The amount of expected return on plan assets can vary significantly from year-to-year since the calculation is dependent on the market value of plan assets as of the end of the preceding year. U.S. generally accepted accounting principles allow companies to calculate the expected return on pension assets using either an average of fair market values of pension assets over a period not to exceed five years, which reduces the volatility in reported pension income or expense, or their fair market value at the end of the previous year. However, the Securities and Exchange Commission currently does not permit companies to change from the fair market value at the end of the previous year methodology, which is the methodology that we use, to an averaging of fair market values of plan assets methodology. As a result, our results of operations and those of other companies, including companies with which we compete, may not be comparable due to these different methodologies in calculating the expected return on pension investments. If we had used the five-year average of the fair market values of plan assets to calculate retirement benefit costs, we estimate that retirement benefit expense for 2005 would have been approximately $30 million less than the $78 million expense recognized using the fair market value approach.
     At the end of November of each year, we determine the discount rate to be used to value pension plan liabilities. In accordance with SFAS 87, the discount rate reflects the current rate at which the pension liabilities could be effectively settled. In estimating this rate, we receive input from our actuaries regarding the rates of return on high quality, fixed-income investments with maturities matched to the expected future retirement benefit payments. Based on this assessment at the end of November 2005, we established a discount rate of 5.9% for valuing the pension liabilities as of the end of 2005, and for determining the pension expense for 2006. We had previously assumed a discount rate of 6.1% for 2004, which determined the 2005 expense, and 6.5% for 2003, which determined the 2004 expense. The effect of lowering the discount rate to 5.9% increased pension liabilities by approximately $47 million at 2005 year-end, and is expected to increase pension expense by approximately $2 million in 2006. The effect on pension liabilities for changes to the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, are deferred and amortized over future periods in accordance with SFAS 87.
     Accounting standards require a minimum pension liability be recorded when the value of pension assets is less than the accumulated benefit obligation (“ABO”) at the annual measurement date. As of November 30, 2005, our measurement date for pension accounting, the value of the accumulated pension benefit obligation (ABO) exceeded the value of pension investments by approximately $247 million. In the 2002 fourth quarter, as a result of a severe decline in the equity markets in 2000 through 2002, higher benefit liabilities from long-term labor contracts negotiated in 2001, and a lower assumed discount rate for valuing the pension liabilities, we recorded a non-cash charge against stockholders’ equity of $406 million, net of deferred taxes, to write off our prepaid pension cost representing the previous overfunded portion of the pension plan, and to record a deferred pension asset of $165 million for the unamortized prior service cost relating to prior benefit enhancements. In the fourth quarter of 2005, 2004 and 2003, our adjustments of the minimum pension liability resulted in a reduction to stockholders’ equity of $36 million for 2005, and increases to stockholders’ equity of $2 million for 2004 and $47 million for 2003. These minimum pension liability adjustments are presented as other comprehensive income (loss). The recognition of the minimum pension liability in 2002, and the adjustments of the minimum pension liability in 2005, 2004 and 2003 do not affect our reported results of operations and do not have a cash impact. In accordance with accounting standards, the charge against stockholders’ equity will be adjusted in the fourth quarter of subsequent years to reflect the value of pension assets compared to the ABO as of the end of November. If the level of pension assets exceeds the ABO as of a future measurement date, the full charge against stockholders’ equity would be reversed. In the 2006 first quarter, the Financial Accounting Standards Board (FASB) announced that they were considering changes to accounting for retirement benefits. One of the proposals being considered by the FASB would require companies to recognize the minimum pension liability using the projected benefit obligation (PBO) rather than the ABO, the difference being that the PBO includes estimates for future salary increases. The effect of this proposal, if adopted as described, is not expected to have a material effect on the Company’s stockholders’ equity, and would have no effect on reported retirement benefit expense.
     We also sponsor several postretirement plans covering certain hourly and salaried employees and retirees. These plans provide health care and life insurance benefits for eligible employees. Under most of the plans, our contributions towards premiums are capped based upon the cost as of a certain date, thereby creating a defined contribution. For the non-collectively bargained plans, we maintain the right to amend or terminate the plans in the future. We account for these benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”), which requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as benefits are paid. We use actuarial assumptions, including the discount rate and the expected trend in health care costs, to estimate the costs and benefit obligations for the plans. The discount rate, which is determined annually at the end of November of each year, is developed based upon rates of return on high quality, fixed-income investments. At the end of

2005, we determined this rate to be 5.9%, a reduction from a 6.1% discount rate in 2004 and 6.50% in 2003. The effect of lowering the discount rate to 5.9% from 6.1% increased 2005 postretirement benefit liabilities by approximately $9 million, and 2006 expenses are expected to increase by approximately $0.3 million. Based upon predictions of continued significant medical cost inflation in future years, the annual assumed rate of increase in the per capita cost of covered benefits for health care plans is 10.3% for 2006 and is assumed to gradually decrease to 5.0% in the year 2014 and remain level thereafter.
     The Medicare Prescription Drug, Improvement and Modernization Act (“Medicare Act”), was signed into law on December 8, 2003. The Medicare Act provides for a federal subsidy, with tax-free payments commencing in 2006, to sponsors of retiree health care benefits plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law. The federal subsidy included in the law resulted in a reduction of our other postretirement benefits obligation of approximately $70 million, and a corresponding reduction in our 2005 postretirement benefit expense of approximately $10 million. This reduction in the other postretirement benefits obligation is recognized in the financial statements over a number of years as an actuarial experience gain.
     Certain of these postretirement benefits are funded using plan investments held in a VEBA trust. The expected return on plan investments is a significant element in determining postretirement benefits expenses in accordance with SFAS 106. In establishing the expected return on plan investments, which is reviewed annually in the fourth quarter, we take into consideration the types of securities the plan investments are invested in, how those investments have performed historically, and expectations for how those investments will perform in the future. For 2005, our expected return on investments held in the VEBA trust was 9%. This assumed long-term rate of return on investments is applied to the market value of plan investments at the end of the previous year. This produces the expected return on plan investments that is included in annual postretirement benefits expenses for the current year. While the actual return on investments held in the VEBA trust was 11.6% in both 2005 and 2004, and 9.3% for 2003, our expected return on investments in the VEBA trust remains 9% for 2006. The expected return on investments held in the VEBA trust is expected to exceed the return on pension plan investments due to a higher percentage of private equity investments held by the VEBA trust.
New Accounting Pronouncements
In the fourth quarter 2005, we adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“Fin 47”), an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated, even if conditional on a future event. For existing asset retirement obligations which are determined to be recognizable under FIN 47, the effect of applying FIN 47 is recognized as a cumulative effect of a change in accounting principle. Our adoption of FIN 47 resulted in recognizing a charge of $2.0 million, net of income taxes, or $0.02 per share, principally for estimable asset retirement obligations related to remediation costs which would be incurred if we were to cease certain manufacturing activities which utilize what may be categorized as potentially hazardous materials.
     In the first quarter 2005, we adopted FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”). Under this revised standard, companies may no longer account for share-based compensation transactions, such as stock options, restricted stock, and potential payments under programs such as our Total Shareholder Return Program (“TSRP”) awards, using the intrinsic value method as defined in APB Opinion No. 25. Instead, companies are required to account for such equity transactions using an approach in which the fair value of an award is estimated at the date of grant and recognized as an expense over the requisite service period. Compensation expense is adjusted for equity awards that do not vest because service or performance conditions are not satisfied. However, compensation expense already recognized is not adjusted if market conditions are not met, such as our total shareholder return performance relative to a peer group under our TSRP awards, or for stock options expiring “out-of-the-money.” We adopted the new standard using the modified prospective method, in which the effect of the standard is recognized in the period of adoption and in future periods. Prior periods are not restated to reflect the impact of adopting the new standard at earlier dates.
     In 2001, the FASB issued SFAS 143. Under SFAS 143, obligations associated with the retirement of tangible long-lived assets, such as landfill and other facility closure costs, are capitalized and amortized to expense over an asset’s useful life using a systematic and rational allocation method. This standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 on January 1, 2003 resulted in a charge of $1.3 million, net of tax, or $0.02 per share, which was recognized in our first quarter 2003 statement of operations as a cumulative change in accounting principle, primarily for asset retirement obligations related to landfills.

Forward-Looking Statements
From time-to-time, the Company has made and may continue to make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements in this report relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Such forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause our actual results or performance to materially differ from any future results or performance expressed or implied by such statements. Various of these factors are described in Item 1A, Risk Factors, of this Annual Report on Form 10-K and will be described from time-to-time in the Company filings with the Securities and Exchange Commission (“SEC”), including the Company’s Annual Reports on Form 10-K and the Company’s subsequent reports filed with the SEC on Form 10-Q and Form 8-K, which are available on the SEC’s website at http://www.sec.gov and on the Company’s website at http://www.alleghenytechnologies.com. We assume no duty to update our forward-looking statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. We attempt to maintain a reasonable balance between fixed- and floating-rate debt to keep financing costs as low as possible. At December 31, 2005, we had approximately $77 million of floating rate debt outstanding with a weighted average interest rate of approximately 5.6%. Since the interest rate on this debt floats with the short-term market rate of interest, we are exposed to the risk that these interest rates may increase. For example, a hypothetical 1% in rate of interest on $77 million of outstanding floating rate debt would result in increased annual financing costs of $0.8 million. Approximately $54 million of this floating rate debt is capped at a 6% maximum interest rate.
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
Volatility of Raw Material Prices. We use raw materials surcharge and index mechanisms to offset the impact of increased raw material costs; however, competitive factors in the marketplace can limit our ability to institute such mechanisms, and there can be a delay between the increase in the price of raw materials and the realization of the benefit of such mechanisms. For example, since we generally use in excess of 85 million pounds of nickel each year, a hypothetical change of $1.00 per pound in nickel prices would result in increased costs of approximately $85 million. In addition, we also use in excess of 800 million pounds of ferrous scrap in the production of our products and a hypothetical change of $0.01 per pound would result in increased costs of approximately $8 million. While we enter into raw materials futures contracts from time-to-time to hedge exposure to price fluctuations, such as for nickel, we cannot be certain that our hedge position adequately reduces exposure. We believe that we have adequate controls to monitor these contracts, but we may not be able to accurately assess exposure to price volatility in the markets for critical raw materials.

Item 8. Financial Statements and Supplementary Data
Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Operations

(In millions except per share amounts) For the Years Ended December 31,	2005	2004	2003

Sales	$3,539.9	$2,733.0	$1,937.4

Costs and expenses:
Cost of sales	2,889.7	2,488.1	1,873.6
Selling and administrative expenses	275.8	233.3	248.8
Restructuring costs and curtailment (gain), net	23.9	(40.4)	62.4

Income (loss) before interest, other income (expense), income taxes and cumulative effect of change in accounting principle	350.5	52.0	(247.4)
Interest expense, net	(38.6)	(35.5)	(27.7)
Other income (expense), net	(4.8)	3.3	(5.1)

Income (loss) before income taxes and cumulative effect of change in accounting principle	307.1	19.8	(280.2)
Income tax provision (benefit)	(54.7)	—	33.1

Income (loss) before cumulative effect of change in accounting principle	361.8	19.8	(313.3)
Cumulative effect of change in accounting principle, net of tax	(2.0)	—	(1.3)

Net income (loss)	$359.8	$19.8	$(314.6)

Basic income (loss) per common share before cumulative effect of change in accounting principle	$3.76	$0.23	$(3.87)
Cumulative effect of change in accounting principle	(0.02)	—	(0.02)

Basic net income (loss) per common share	$3.74	$0.23	$(3.89)

Diluted income (loss) per common share before cumulative effect of change in accounting principle	$3.59	$0.22	$(3.87)
Cumulative effect of change in accounting principle	(0.02)	—	(0.02)

Diluted net income (loss) per common share	$3.57	$0.22	$(3.89)

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
(In millions except share and per share amounts)	2005	2004

Assets
Cash and cash equivalents	$362.7	$250.8
Accounts receivable, net	442.1	357.9
Inventories, net	607.1	513.0
Deferred income taxes	22.8	—
Prepaid expenses and other current assets	49.3	38.5

Total Current Assets	1,484.0	1,160.2
Property, plant and equipment, net	704.9	718.3
Cost in excess of net assets acquired	199.7	205.3
Deferred income taxes	155.3	53.0
Deferred pension asset	100.6	122.3
Other assets	87.1	56.6

Total Assets	$2,731.6	$2,315.7

Liabilities and Stockholders’ Equity
Accounts payable	$312.9	$271.2
Accrued liabilities	234.6	192.2
Short-term debt and current portion of long-term debt	13.4	29.4

Total Current Liabilities	560.9	492.8
Long-term debt	547.0	553.3
Accrued postretirement benefits	461.5	472.7
Pension liabilities	242.9	240.9
Other long-term liabilities	119.4	130.1

Total Liabilities	1,931.7	1,889.8

Stockholders’ Equity:
Preferred stock, par value $0.10: authorized - 50,000,000 shares; issued - none	—	—
Common stock, par value $0.10: authorized - 500,000,000 shares; issued 98,951,490 at 2005 and 2004; outstanding - 98,200,561 shares at 2005 and 95,782,011 shares at 2004	9.9	9.9
Additional paid-in capital	535.6	481.2
Retained earnings	642.6	345.5
Treasury stock: 750,929 shares at 2005 and 3,169,479 shares at 2004	(18.8)	(79.4)
Accumulated other comprehensive loss, net of tax	(369.4)	(331.3)

Total Stockholders’ Equity	799.9	425.9

Total Liabilities and Stockholders’ Equity	$2,731.6	$2,315.7

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

(In millions)
For the Years Ended December 31,	2005	2004	2003

Operating Activities:
Net income (loss)	$359.8	$19.8	$(314.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	2.0	—	1.3
Depreciation and amortization	77.3	76.1	74.6
Non-cash restructuring costs and curtailment (gain), net	22.4	(45.6)	52.6
Deferred income taxes	(92.0)	(0.4)	72.7
Change in operating assets and liabilities:
Inventories	(87.9)	(96.8)	32.6
Accounts receivable	(78.7)	(78.4)	(9.5)
Pension assets and liabilities (a)	(42.3)	18.2	67.7
Accounts payable	39.0	83.7	2.9
Accrued liabilities	38.7	11.0	31.4
Accrued income taxes	18.5	7.2	44.7
Postretirement benefits	(11.1)	18.9	10.9
Other	(23.1)	10.4	14.7

Cash provided by operating activities	222.6	24.1	82.0

Investing Activities:
Purchases of property, plant and equipment	(90.1)	(49.9)	(74.4)
Purchase of businesses and investments in ventures, net of cash acquired	(18.3)	(7.5)	(0.8)
Disposals of property, plant and equipment	0.6	6.6	9.8
Proceeds from sales of businesses and investments and other	(1.4)	(3.8)	(4.9)

Cash used in investing activities	(109.2)	(54.6)	(70.3)

Financing Activities:
Payments of long-term debt and capital leases	(38.5)	(27.1)	(14.6)
Borrowings of long-term debt	11.0	11.7	28.5
Net borrowings (repayments) under credit facilities	1.8	(0.5)	(1.5)

Net borrowings (repayments)	(25.7)	(15.9)	12.4
Dividends paid	(27.1)	(21.2)	(19.4)
Exercises of stock options	26.1	7.6	0.2
Tax benefit on share-based compensation	25.2	—	—
Issuance of common stock	—	229.7	—
Proceeds from interest rate swap settlement	—	1.5	15.3

Cash provided by (used in) financing activities	(1.5)	201.7	8.5

Increase in cash and cash equivalents	111.9	171.2	20.2
Cash and cash equivalents at beginning of year	250.8	79.6	59.4

Cash and cash equivalents at end of year	$362.7	$250.8	$79.6

(a) Includes voluntary cash pension contributions of $(100.0) million in 2005 and $(50.0) million in 2004
Amounts presented on the Consolidated Statements of Cash Flows may not agree to the corresponding changes in balance sheet items due to the accounting for purchases and sales of businesses and the effects of foreign currency translation.
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Stockholders’ Equity

					Accumulated
		Additional			Other	Stock-
	Common	Paid-In	Retained	Treasury	Comprehensive	holders’
(In millions except per share amounts)	Stock	Capital	Earnings	Stock	Income (Loss)	Equity

Balance, December 31, 2002	$9.9	$481.2	$835.1	$(469.7)	$(407.7)	$448.8

Net loss	—	—	(314.6)	—	—	(314.6)
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment	—	—	—	—	47.0	47.0
Foreign currency translation gains	—	—	—	—	14.4	14.4
Unrealized gains on derivatives	—	—	—	—	4.6	4.6
Change in unrealized losses on securities	—	—	—	—	(0.1)	(0.1)

Comprehensive loss	—	—	(314.6)	—	65.9	(248.7)
Cash dividends on common stock ($0.24 per share)	—	—	(19.4)	—	—	(19.4)
Employee stock plans	—	—	(17.3)	11.3	—	(6.0)

Balance, December 31, 2003	9.9	481.2	483.8	(458.4)	(341.8)	174.7

Net income	—	—	19.8	—	—	19.8
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment	—	—	—	—	2.1	2.1
Foreign currency translation gains	—	—	—	—	20.8	20.8
Unrealized losses on derivatives	—	—	—	—	(12.4)	(12.4)

Comprehensive income	—	—	19.8	—	10.5	30.3
Cash dividends on common stock ($0.24 per share)	—	—	(21.2)	—	—	(21.2)
Issuance of common stock	—	—	(116.0)	345.7	—	229.7
Employee stock plans	—	—	(20.9)	33.3	—	12.4

Balance, December 31, 2004	9.9	481.2	345.5	(79.4)	(331.3)	425.9

Net income	—	—	359.8	—	—	359.8
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment	—	—	—	—	(36.0)	(36.0)
Foreign currency translation losses	—	—	—	—	(22.7)	(22.7)
Unrealized gains on derivatives	—	—	—	—	20.5	20.5
Change in unrealized gains on securities	—	—	—	—	0.1	0.1

Comprehensive income	—	—	359.8	—	(38.1)	321.7
Cash dividends on common stock ($0.28 per share)	—	—	(27.1)	—	—	(27.1)
Employee stock plans	—	54.4	(35.6)	60.6	—	79.4

Balance, December 31, 2005	$9.9	$535.6	$642.6	$(18.8)	$(369.4)	$799.9

The accompanying notes are an integral part of these statements.

Report of Independent Registered Public Accounting Firm
Board of Directors
Allegheny Technologies Incorporated
We have audited the accompanying consolidated balance sheets of Allegheny Technologies Incorporated and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allegheny Technologies Incorporated and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
     As discussed in Note 1 to the financial statements, in 2005 the Company changed its methods of accounting for stock-based compensation and conditional asset retirement obligations. As discussed in Note 3 to the financial statements, in 2004 the Company changed its method of accounting for LIFO inventory. In 2003 the Company changed its method of accounting for asset retirement obligations as disclosed in Note 1 to the financial statements.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Allegheny Technologies Incorporated’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
February 23, 2006
Pittsburgh, Pennsylvania

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies —
Principles of Consolidation
The consolidated financial statements include the accounts of Allegheny Technologies Incorporated and its subsidiaries, including the Chinese joint venture known as Shanghai STAL Precision Stainless Steel Company Limited (“STAL”), in which the Company has a 60% interest. The remaining 40% interest in STAL is owned by Baosteel Group, a state authorized investment company whose equity securities are publicly traded in the People’s Republic of China. The financial results of STAL are consolidated into the Company’s operating results with the 40% interest of the Company’s minority partner recognized on the statement of operations as other income or expense, and on the balance sheet in other long-term liabilities. Investments in which the Company exercises significant influence, but which it does not control (generally a 20% to 50% ownership interest), are accounted for under the equity method of accounting. Significant intercompany accounts and transactions have been eliminated. Unless the context requires otherwise, “Allegheny Technologies,” “ATI” and the “Company” refer to Allegheny Technologies Incorporated and its subsidiaries.
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
     The Company’s investments in debt and equity securities are classified as available-for-sale and are reported at fair values, with net unrealized appreciation and depreciation on investments reported as a component of accumulated other comprehensive income (loss).
Accounts Receivable
Accounts receivable are presented net of a reserve for doubtful accounts of $8.1 million at December 31, 2005 and $8.4 million at December 31, 2004. The Company markets its products to a diverse customer base, principally throughout the United States. Trade credit is extended based upon evaluations of each customer’s ability to perform its obligations, which are updated periodically. Accounts receivable reserves are determined based upon an aging of accounts and a review for collectibility of specific accounts.
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
     The Company evaluates product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting reserve, if any, is recognized as an expense in the period that the need for the reserve is identified. It is the Company’s general policy to write-down to scrap value any inventory that is identified as obsolete and any inventory that has aged or has not moved in more than twelve months. In some instances this criterion is up to twenty-four months.
Long-Lived Assets
Property, plant and equipment are recorded at cost, and includes long-lived assets acquired under capital leases. The principal method of depreciation adopted for all property placed into service after July 1, 1996 is the straight-line method. For buildings and equipment acquired prior to July 1, 1996, depreciation is computed using a combination of accelerated and straight-line methods. Significant enhancements that extend the lives of property and equipment are capitalized. Costs related to repairs and maintenance are charged to expense in the year incurred. The cost and related accumulated depreciation of property and equipment retired or disposed of are removed from the accounts and any related gains or losses are included in income.

     The Company monitors the recoverability of the carrying value of its long-lived assets. An impairment charge is recognized when the expected net undiscounted future cash flows from an asset’s use (including any proceeds from disposition) are less than the asset’s carrying value and the asset’s carrying value exceeds its fair value. Assets to be disposed of by sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized.
Cost in Excess of Net Assets Acquired
At December 31, 2005, the Company had $199.7 million of goodwill on its balance sheet. Of the total, $62.0 million related to the High Performance Metals segment, $112.1 million related to the Flat-Rolled Products segment, and $25.6 million related to the Engineered Products segment. Goodwill decreased $5.6 million during 2005 as a result of the impact of foreign currency translation on goodwill denominated in functional currencies other than the U.S. dollar. The Company accounts for goodwill under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and indefinite-lived intangible assets are reviewed annually for impairment, or more frequently if impairment indicators arise. The impairment test for goodwill requires a comparison of the fair value of each reporting unit that has goodwill associated with its operations with its carrying amount, including goodwill. If this comparison reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of the fair value of the reporting unit over the fair value of all recognized and unrecognized assets and liabilities.
     The evaluation of goodwill for possible impairment includes estimating the fair market value of each of the reporting units which have goodwill associated with their operations using discounted cash flow and multiples of cash earnings valuation techniques, plus valuation comparisons to recent public sale transactions of similar businesses, if any. These valuation methods require the Company to make estimates and assumptions regarding future operating results, cash flows, changes in working capital and capital expenditures, selling prices, profitability, and the cost of capital. Although the Company believes that the estimates and assumptions used were reasonable, actual results could differ from those estimates and assumptions. The Company performs the required annual goodwill impairment evaluation in the fourth quarter of each year. No impairment of goodwill was determined to exist for the years ended December 31, 2005, 2004 or 2003.
Environmental
Costs that mitigate or prevent future environmental contamination or extend the life, increase the capacity or improve the safety or efficiency of property utilized in current operations are capitalized. Other costs that relate to current operations or an existing condition caused by past operations are expensed. Environmental liabilities are recorded when the Company’s liability is probable and the costs are reasonably estimable, but generally not later than the completion of the feasibility study or the Company’s recommendation of a remedy or commitment to an appropriate plan of action. The accruals are reviewed periodically and, as investigations and remediations proceed, adjustments of the accruals are made to reflect new information as appropriate. Accruals for losses from environmental remediation obligations do not take into account the effects of inflation, and anticipated expenditures are not discounted to their present value. The accruals are not reduced by possible recoveries from insurance carriers or other third parties, but do reflect allocations among potentially responsible parties (“PRPs”) at Federal Superfund sites or similar state-managed sites after an assessment is made of the likelihood that such parties will fulfill their obligations at such sites and after appropriate cost-sharing or other agreements are entered. The measurement of environmental liabilities by the Company is based on currently available facts, present laws and regulations, and current technology. Such estimates take into consideration the Company’s prior experience in site investigation and remediation, the data concerning cleanup costs available from other companies and regulatory authorities, and the professional judgment of the Company’s environmental experts in consultation with outside environmental specialists, when necessary.
Derivative Financial Instruments and Hedging
As part of its risk management strategy, the Company, from time-to-time, purchases futures and swap contracts to primarily manage exposure to changes in nickel prices, a component of raw material cost for some of its high performance metals and flat-rolled products, and natural gas, a significant energy cost for all of the Company’s businesses. The contracts obligate the Company to make or receive a payment equal to the net change in value of the contract at its maturity. These contracts are designated as hedges of the variability in cash flows of a portion of the Company’s forecasted purchases of nickel and natural gas payments. The majority of these contracts mature within one year. The Company accounts for all of these contracts as hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Changes in the fair value of these contracts are recognized as a component of other comprehensive income (loss) in stockholders’ equity until the hedged item is recognized in the statement of operations within cost of sales. If a portion of the contract is ineffective as a hedge of the underlying exposure, the change in fair value related to the ineffective portion is immediately recognized as income or expense in the statement of operations within cost of sales.

     Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk. The Company accounts for all of these contracts as hedges under SFAS 133. Changes in the fair value of these contracts are recognized as a component of other comprehensive income (loss) in stockholders’ equity until the hedged item is recognized in the statement of operations. If a portion of the contract is ineffective as a hedge of the underlying exposure, the change in fair value related to the ineffective portion is immediately recognized as income or expense in the statement of operations.
     Derivative interest rate contracts are used from time-to-time to manage the Company’s exposure to interest rate risks. For example, in 2003 and 2002, the Company entered into interest rate swap contracts for the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the contracts without an exchange of the underlying principal amount. These contracts are designated as fair value hedges. As a result, changes in the fair value of these swap contracts and the underlying fixed rate debt are recognized in the statement of operations.
     In general, hedge effectiveness is determined by examining the relationship between offsetting changes in fair value or cash flows attributable to the item being hedged and the financial instrument being used for the hedge. Effectiveness is measured utilizing regression analysis and other techniques, to determine whether the change in the fair market value or cash flows of the derivative exceeds the change in fair value or cash flow of the hedged item. Calculated ineffectiveness, if any, is immediately recognized on the statement of operations. For the years ended December 31, 2005, 2004 and 2003, calculated ineffectiveness was not material to the results of operations.
Foreign Currency Translation
Assets and liabilities of international operations are translated into U.S. dollars using year-end exchange rates, while revenues and expenses are translated at average exchange rates during the period. The resulting net translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity.
Sales Recognition
Sales are recognized when title passes or as services are rendered.
Research and Development
Company funded research and development costs were $8.4 million in 2005, $8.2 million in 2004 and $11.5 million in 2003 and were expensed as incurred. Customer funded research and development costs were $1.7 million in 2005, $1.7 million in 2004 and $2.4 million in 2003. Customer funded research and development costs are recognized in the consolidated statement of operations in accordance with revenue recognition policies.
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

Stock-based Compensation
Effective January 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”). Under the revised standard, companies may no longer account for share-based compensation transactions, such as stock options, restricted stock, and potential payments under programs such as the Company’s Total Shareholder Return Program (“TSRP”) awards, using the intrinsic value method as defined in APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Instead, companies are required to account for such equity transactions using an approach in which the fair value of an award is estimated at the date of grant and recognized as an expense over the requisite service period. Compensation expense is adjusted for equity awards that do not vest because service or performance conditions are not satisfied. However, compensation expense already recognized is not adjusted if market conditions are not met, such as the Company’s total shareholder return performance relative to a peer group under the Company’s TSRP awards, or for stock options which expire “out-of-the-money.” The new standard was adopted using the modified prospective method and beginning with the first quarter 2005, the Company reflects compensation expense in accordance with the SFAS 123R transition provisions. Under the modified prospective method, the effect of the standard is recognized in the period of adoption and in future periods. Prior periods have not been restated to reflect the impact of adopting the new standard.
     Prior to 2005, the Company accounted for its stock option plans and other stock-based compensation in accordance with APB 25. Under APB 25, for awards which vest without a performance-based contingency, no compensation expense was recognized when the exercise price of the Company’s employee stock options equaled the market price of the underlying stock at the date of the grant. Compensation expense for fixed stock-based awards, generally awards of nonvested stock, was recognized over the associated employment service period based on the fair value of the stock at the date of the grant. The Company also had performance-based stock award programs which were accounted for under the variable plan rules of APB 25. Compensation expense for these awards of stock, which are earned based on performance-based criteria, was recognized at the measurement date based on the stock price at the end of the performance period, with compensation expense recognized at interim dates based on performance criteria achieved and the Company’s stock price at the interim dates.
     Compensation expense for 2005 related to share-based incentive plans was $9.4 million compared to $20.6 million in 2004. Share-based compensation expense for 2005 includes $2.6 million related to expensing of stock options. The following table illustrates the pro forma effect on operating results and per share information for 2004 and 2003, had the Company accounted for share-based compensation in accordance with SFAS 123R during those periods. For comparative presentation purposes, the effect of the deferred tax valuation allowance is excluded from the 2003 stock-based compensation net of tax amounts.

(In millions, except per share amounts)	2004	2003

Net income (loss) as reported	$19.8	$(314.6)
Add: Stock-based compensation expense included in net income (loss), net of tax	20.6	7.9
Deduct: Impact of SFAS 123R, net of tax	(11.0)	(11.2)

Pro forma net income (loss)	$29.4	$(317.9)

Net income (loss) per common share:
Basic – as reported	$0.23	$(3.89)
Basic – pro forma	$0.34	$(3.93)

Diluted – as reported	$0.22	$(3.89)
Diluted – pro forma	$0.33	$(3.93)

New Accounting Pronouncements
Effective January 1, 2003, as required, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). Under SFAS 143, obligations associated with the retirement of tangible long-lived assets, such as landfill and other facility closure costs, are capitalized and amortized to expense over an asset’s useful life using a systematic and rational allocation method. The Company’s adoption of SFAS 143 resulted in recognizing a charge of $1.3 million, net of income taxes of $0.7 million, or $0.02 per share, principally for asset retirement obligations related to landfills in the Company’s Flat-Rolled Products segment. This charge is reported in the consolidated statement of operations for the year ended December 31, 2003 as a cumulative effect of a change in accounting principle.
     In March 2005, the Financial Accounting Standards Board issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), an interpretation of SFAS 143. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated, even if conditional on a future event. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005, and ATI adopted the standard in the 2005 fourth quarter, as required. The adoption of FIN 47 resulted in recognizing a charge of $2.0 million, net of income taxes of $1.3 million, and is reported as a cumulative effect of a change in accounting principle. The pro forma effects of the application of FIN 47 as if the Statement had been adopted on January 1, 2003 were not material.
Reclassifications
Certain amounts from prior years have been reclassified to conform with the 2005 presentation.
Note 2. Acquisitions
Garryson Limited
On April 5, 2005, a subsidiary of the Company acquired U.K.-based Garryson Limited (“Garryson”), a leading producer of tungsten carbide burrs, rotary tooling and specialty abrasive wheels and discs, from Elliott Industries Limited for approximately $18 million in cash. Garryson had sales of over $30 million in 2004. The transaction was accounted for as a purchase business combination, and results of operations include Garryson subsequent to the acquisition date. The acquired operations were integrated into ATI’s Metalworking Products operation, which is part of the Company’s Engineered Products business segment.
     The following is a summary of the final purchase price allocation of the assets acquired and liabilities assumed or recognized in conjunction with the Garryson acquisition based upon their estimated fair market values.

(In millions)	Allocated Purchase Price

Acquired assets:
Cash	$0.3
Accounts receivable	4.7
Inventory	6.2
Other current assets	0.2
Deferred tax assets	12.7
Property, plant and equipment	0.3

Total assets	24.4
Assumed liabilities:
Accounts payable	2.7
Accrued current liabilities	1.2
Other long-term liabilities	1.9

Total liabilities	5.8

Purchase price — net assets acquired	$18.6

     The fair market value of the Garryson net assets acquired was in excess of the purchase price. In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), the excess of fair value over the purchase price represents negative goodwill, which has been allocated as a pro rata reduction to the amounts that would otherwise have been assigned to the acquired noncurrent assets, principally property, plant and equipment.
J&L Specialty Steel LLC Assets
On June 1, 2004, a subsidiary of the Company acquired substantially all of the assets of J&L Specialty Steel LLC, a producer of flat-rolled stainless steel products with operations in Midland, Pennsylvania and Louisville, Ohio. Consideration for the acquisition of $69.0 million consisted of a payment of $7.5 million at closing, the issuance to the seller of a non-interest bearing $7.5 million promissory note that matured on June 1, 2005, the issuance to the seller of a promissory note in the principal amount of $54.0 million, which is secured by the J&L property, plant and equipment acquired, and which is subject to adjustment on the terms set forth in the asset purchase agreement and has a final maturity of July 1, 2011, and the assumption of certain current liabilities. The purchase price is expected to be finalized in 2006, pending agreement between buyer and seller regarding certain working capital adjustments. The acquired operations have been integrated into the Allegheny Ludlum operations, which are part of the Company’s Flat-Rolled Products business segment.

Note 3. Inventories —
Inventory at December 31, 2005 and 2004 was as follows:

(In millions)	2005	2004

Raw materials and supplies	$111.1	$70.8
Work-in-process	645.4	573.6
Finished goods	128.5	99.1

Total inventories at current cost	885.0	743.5
Less allowances to reduce current cost values to LIFO basis	(269.7)	(223.9)
Progress payments	(8.2)	(6.6)

Total inventories	$607.1	$513.0

     Inventories, before progress payments, determined on the last-in, first-out (“LIFO”) method were $437.7 million at December 31, 2005 and $413.8 million at December 31, 2004. The remainder of the inventory was determined using the first-in, first-out (“FIFO”) and average cost methods. These inventory values do not differ materially from current cost. The effect of using the LIFO methodology to value inventory, rather than FIFO, increased cost of sales in 2005, 2004 and 2003 by $45.8 million, $112.2 million, and $37.0 million, respectively.
     In the quarter ended June 30, 2004, the Company changed its method of calculating LIFO inventories at its Allegheny Ludlum subsidiary by reducing the overall number of Company-wide inventory pools from 15 to eight, and by changing its calculation method for LIFO from the double-extension method to the link-chain method. The Company made the change in order to better match costs with revenues, to reflect the business structure of Allegheny Ludlum following the J&L asset acquisition, to provide for a LIFO adjustment more representative of Allegheny Ludlum’s actual inflation on its inventories, and to conform LIFO accounting methods with other ATI operations that use the LIFO inventory method. The cumulative effect of the change in methods and the pro forma effects of the change on prior years’ results of operations were not determinable. The effect of the change on the results of operations for 2004 was not material.
     During 2005 and 2004, inventory usage resulted in liquidations of LIFO inventory quantities. These inventories were carried at the lower costs prevailing in prior years as compared with the cost of current purchases. The effect of these LIFO liquidations was to decrease cost of sales by $2.8 million in 2005 and by $0.6 million in 2004.
Note 4. Debt —
Debt at December 31, 2005 and 2004 was as follows:

(In millions)	2005	2004

Allegheny Technologies $300 million 8.375% Notes due 2011, net (a)	$307.5	$308.4
Allegheny Ludlum 6.95% debentures due 2025	150.0	150.0
Domestic Bank Group $325 million secured credit agreement	—	—
Promissory notes for J&L asset acquisition	54.0	59.5
Foreign credit agreements	23.7	38.6
Industrial revenue bonds, due through 2020	11.8	12.8
Capitalized leases and other	13.4	13.4

Total short-term and long-term debt	560.4	582.7
Short-term debt and current portion of long-term debt	(13.4)	(29.4)

Total long-term debt	$547.0	$553.3

(a)	Includes fair value adjustments for interest rate swap contracts of $12.2 million and $13.7 million for deferred gains on settled interest rate swap contracts at December 31, 2005 and 2004, respectively.
     Interest expense was $47.0 million in 2005, $38.4 million in 2004 and $33.9 million in 2003. Interest expense was reduced by $0.2 million, $0.9 million, and $2.1 million in 2005, 2004 and 2003, respectively, from interest capitalization on capital projects. Interest and commitment fees paid were $44.8 million in 2005, $38.0 million in 2004, and $39.2 million in 2003. Net interest expense includes interest income of $8.4 million in 2005, $2.9 million in 2004, and $6.2 million in 2003. Interest income for 2003 includes $4.0 million related to a Federal income tax refund associated with prior years.

     Scheduled maturities of borrowings during the next five years are $13.4 million in 2006, $32.4 million in 2007, $15.2 million in 2008, $11.7 million in 2009 and $11.7 million in 2010.
     In December 2001, the Company issued $300 million of 8.375% Notes due December 15, 2011 which are registered under the Securities Act of 1933. Interest on the Notes is payable semi-annually, on June 15 and December 15, and is subject to adjustment under certain circumstances. These Notes contain default provisions with respect to default for the following, among other things: nonpayment of interest on the Notes for 30 days, default in payment of principal when due, or failure to cure the breach of a covenant as provided in the Notes. Any violation of the default provision could result in the requirement to immediately repay the borrowings. These Notes are presented on the balance sheet net of unamortized issuance costs of $4.7 million, which are being amortized over the term of the Notes.
     In 2002, the Company entered into interest rate swap contracts with respect to a $150 million notional amount related to the Notes, which involved the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the contracts without an exchange of the underlying principal amount. These “receive fixed, pay floating” arrangements were designated as fair value hedges, and effectively converted $150 million of the Notes to variable rate debt. As a result, changes in the fair value of the swap contracts and the notional amount of the underlying fixed rate debt are recognized in the statement of operations. In 2003, the Company terminated the majority of these interest rate swap contracts and received $15.3 million in cash. Subsequent to the interest rate swap terminations, in 2003 the Company entered into new “receive fixed, pay floating” interest rate swap arrangements related to the Notes which re-established, in total, a $150 million notional amount that effectively converted this portion of the Notes to variable rate debt. In 2004, the Company terminated all remaining interest rate swap contracts still outstanding, and realized net cash proceeds of $1.5 million. The gains on settlement realized in 2004 and 2003 remain a component of the reported balance of the Notes, and are ratably recognized as a reduction to interest expense over the remaining life of the Notes, which is approximately six years. At December 31, 2005, the deferred settlement gain was $12.2 million. The result of the “receive fixed, pay floating” arrangements was a decrease in interest expense of $1.5 million, $4.4 million, and $6.7 million for the years ended December 31, 2005, 2004 and 2003, respectively, compared to the fixed interest expense of the ten-year Notes.
     On August 4, 2005, the Company amended its $325 million senior secured domestic revolving credit facility (“the secured credit facility” or “the facility”) to (1) extend the facility term to August 2010 from its original maturity date of June 2007, (2) enable the Company to execute various corporate actions without the prior consent of the lending group, so long as, after giving effect to such corporate action, the Company maintains a minimum undrawn availability (as described in the facility) of $75 million, (3) reduce the borrowing costs under the facility and (4) incorporate a feature that would permit the Company to increase the size of the facility, assuming the Company had sufficient collateral, by up to $150 million. The facility is secured by all accounts receivable and inventory of the Company’s U.S. operations and includes capacity for up to $175 million of letters of credit. Under the amended facility, if undrawn availability as described in the facility were to decline below $75 million, corporate actions that could be undertaken without the prior consent of the lending group, including capital expenditures, acquisitions, sales of assets, dividends, investments in, or loans to, corporations, partnerships, joint ventures and subsidiaries, issuance of unsecured indebtedness, leases, and prepayment of indebtedness, would be limited. The amended facility contains a financial covenant, which is not measured unless our undrawn availability is less than $75 million. This financial covenant, when measured, requires the Company to prospectively maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (as defined in the credit facility) to fixed charges of at least 1.0 to 1.0 from the date the covenant is measured. The Company’s ability to borrow under the amended secured credit facility in the future could be adversely affected if the Company fails to maintain the applicable covenants under the agreement governing the facility.
     Fees associated with the secured credit facility are determined based on the Company’s availability coverage ratio, which is a ratio of collateral versus outstanding borrowings and letters of credit. Borrowings under the secured credit facility bear interest at the Company’s option at either: (1) the one-, two-, three- or six-month LIBOR rate plus a margin ranging from 1.00% to 1.75% depending upon the availability coverage ratio; or (2) a base rate announced from time-to-time by the lending group (i.e. the Prime lending rate) plus a margin ranging from 0% to 1.00% depending upon the availability coverage ratio. In addition, the secured credit facility contains a facility fee of 0.20% to 0.35% depending on the availability coverage ratio. The facility also contains fees for issuing letters of credit of 0.125% per annum and annualized fees ranging from 1.00% to 1.75% depending on the availability coverage ratio. The Company’s overall borrowing costs under the secured credit facility are not affected by changes in the Company’s credit ratings.
     At December 31, 2005, the Company had the ability to access the entire $325 million undrawn availability under the facility, and there have been no borrowings made under either the secured credit facility or the former unsecured credit facility since the beginning of 2002. The Company’s outstanding letters of credit issued under the secured credit facility were approximately $127 million at December 31, 2005.

     The Company’s subsidiaries also maintain credit agreements with various foreign banks, which provide for borrowings of up to approximately $68 million, including capacity for $9 million of short-term financing of trade accounts payable at the Company’s 60% owned STAL joint venture in China. At December 31, 2005, the Company had approximately $45 million of available borrowing capacity under these foreign credit agreements. These agreements provide for annual facility fees of up to 0.20%. The weighted average interest rate of foreign credit agreements in 2005 was 5.5%.
     The Company has no off-balance sheet financing relationships with variable interest entities, structured finance entities, or any other unconsolidated entities. At December 31, 2005, the Company has not guaranteed any third-party indebtedness.
Note 5. Supplemental Financial Statement Information —
Cash and cash equivalents at December 31, 2005 and 2004 were as follows:

(In millions)	2005	2004

Cash	$73.3	$43.8
Other short-term investments, at cost which approximates market	289.4	207.0

Total cash and cash equivalents	$362.7	$250.8

     The estimated fair value of financial instruments at December 31, 2005 and 2004 was as follows:

(In millions)	2005		2004
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$362.7	$362.7	$250.8	$250.8
Debt:
Allegheny Technologies $300 million 8.375% Notes due 2011, net (a)	307.5	338.5	308.4	346.7
Allegheny Ludlum 6.95% debentures due 2025	150.0	148.3	150.0	147.0
Promissory notes for J&L asset acquisition	54.0	54.0	59.5	59.5
Foreign credit agreements	23.7	23.7	38.6	38.6
Industrial revenue bonds, due through 2020	11.8	11.8	12.8	12.8
Capitalized leases and other	13.4	13.4	13.4	13.4

(a)	Includes fair value adjustments for settled interest rate swap contracts of $12.2 million at December 31, 2005 and $13.7 million at December 31, 2004.
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
     Accounts receivable are presented net of a reserve for doubtful accounts of $8.1 million at December 31, 2005 and $8.4 million at December 31, 2004. During 2005, the Company recognized expense of $1.7 million to increase the reserve for doubtful accounts and wrote off $2.0 million of uncollectible accounts, which reduced the reserve. During 2004, the Company made no increases for doubtful accounts and wrote off $1.8 million of uncollectible accounts, which reduced the reserve. During 2003, the Company recognized expense of $2.2 million to increase the reserve for doubtful accounts and wrote off $2.1 million of uncollectible accounts, which reduced the reserve.
     Accrued liabilities included salaries and wages of $48.5 million and $45.2 million at December 31, 2005 and 2004, respectively.
     Property, plant and equipment at December 31, 2005 and 2004 were as follows:

(In millions)	2005	2004

Land	$23.5	$24.1
Buildings	230.8	231.4
Equipment and leasehold improvements	1,580.1	1,562.4

	1,834.4	1,817.9
Accumulated depreciation and amortization	(1,129.5)	(1,099.6)

Total property, plant and equipment	$704.9	$718.3

     Depreciation and amortization for the years ended December 31, 2005, 2004 and 2003 was as follows:

(In millions)	2005	2004	2003

Depreciation of property, plant and equipment	$70.0	$70.2	$69.4
Software and other amortization	7.3	5.9	5.2

Total depreciation and amortization	$77.3	76.1	$74.6

     Other income (expense) for the years ended December 31, 2005, 2004 and 2003 was as follows:

(In millions)	2005	2004	2003

Minority interest	$(5.5)	$(4.8)	$(2.7)
Rent, royalty income and other income	1.1	2.5	2.0
Net gains (losses) on property and investments	(0.4)	5.6	(4.4)

Total other income (expense)	$(4.8)	$3.3	$(5.1)

Note 6. Accumulated Other Comprehensive Income (Loss) —
The components of accumulated other comprehensive income (loss), net of tax, at December 31, 2005, 2004 and 2003 were as follows:

					Total
	Foreign	Net Unrealized	Minimum		Accumulated
	Currency	Gains (Losses)	Pension	Net Unrealized	Other
	Translation	On Derivative	Liability	Gains (Losses)	Comprehensive
(In millions)	Adjustments	Instruments	Adjustments	On Investments	Income (Loss)

Balance, December 31, 2002	$(6.6)	$5.2	$(406.4)	$0.1	$(407.7)
Amounts arising during the year	14.4	4.6	47.0	(0.1)	65.9

Balance, December 31, 2003	7.8	9.8	(359.4)	—	(341.8)
Amounts arising during the year	20.8	(12.4)	2.1	—	10.5

Balance, December 31, 2004	28.6	(2.6)	(357.3)	—	(331.3)
Amounts arising during the year	(22.7)	20.5	(36.0)	0.1	(38.1)

Balance, December 31, 2005	$5.9	$17.9	$(393.3)	$0.1	$(369.4)

     Other comprehensive income (loss) amounts are net of income tax expense (benefit). Amounts in 2005 and 2003 exclude effects of the deferred tax valuation allowance. Amounts arising during 2004 include an income tax valuation allowance equal to the income tax expense (benefit) that would have been recognized. Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.
Note 7. Stockholders’ Equity —
Preferred Stock
Authorized preferred stock may be issued in one or more series, with designations, powers and preferences as shall be designated by the Board of Directors. At December 31, 2005, there were no shares of preferred stock issued.
Common Stock
On July 28, 2004, the Company completed a public offering of 13.8 million shares of common stock at $17.50 per share, and received $229.7 million in net proceeds after underwriting costs and expenses. The 13.8 million shares were re-issued from treasury stock. Per share amounts for 2004 reflect the effect of the public offering on a weighted average basis for the periods presented.
Share-based Compensation
As described in Note 1, effective January 1, 2005, the Company accounts for its share-based compensation awards in accordance with SFAS 123R. The Company previously accounted for share-based compensation in accordance with APB 25. Certain share awards previously classified as assets and liabilities were reclassified to Shareholders’ Equity based on the SFAS 123R requirements resulting in a net increase to Shareholders’ Equity of $16.0 million at January 1, 2005. The Company sponsors three principal share-based incentive compensation programs. During 2000, the Company adopted the Allegheny Technologies Incorporated 2000 Incentive Plan (the “Incentive Plan”). Awards earned under share-based incentive compensation programs are generally paid with shares held in treasury, if sufficient treasury shares are held, and any additional required share payments are made with newly issued shares.
     At December 31, 2005, approximately 2.8 million shares of common stock were available for future awards under the Incentive Plan. The general terms of each arrangement granted under the Incentive Plan, and predecessor plans, the method of estimating fair value for each arrangement, and award activity is reported below.
     Stock option awards: Options granted to employees vest in one-third increments over three years, based on term of service. Options have been granted at not less than market prices on the dates of grant. Options granted under the Incentive Plan have a maximum term of 10 years. Compensation expense under FAS 123R is recognized on a straight-line basis over the vesting period for the entire grant. Fair value as calculated under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” was used to recognize expense upon adoption of SFAS 123R. Compensation expense related to stock option awards was $2.6 million in 2005. Prior to 2005, under the previous APB 25 accounting standard for share-based compensation, no compensation expense for stock option plans was recognized for awards that vest without a performance-based contingency where the exercise price of the stock option award equaled the market price of the underlying stock at the date of grant. As of December 31, 2005, the remaining amount of compensation expense relating to unvested stock option awards was not material. The fair value of each option grant was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	2005	2004	2003

Expected dividend yield	1.0%	2.3%	7.4%
Expected volatility	59%	59%	51%
Risk-free interest rate	4.3%	4.2%	3.5%
Expected lives (in years)	8.0	8.0	8.0
Weighted average fair value of options granted during year	$14.58	$6.94	$1.05

     The Company has not granted any stock options, other than grants to non-employee directors, since 2003. During 2005, the Company granted options to purchase 9,000 shares of Common Stock to non-employee directors, which vest in one year. In the 2003 third quarter, the Company initiated a stock option repurchase program whereby stock option plan participants, not including statutory insiders and certain other executives, could elect to sell to the Company, for $0.10 per option share, certain vested stock options. Approximately 1.6 million stock option shares were repurchased by the Company under this program, which expired in October 2003.
     Stock option transactions under the Company’s plans for the years ended December 31, 2005, 2004, and 2003 are summarized as follows:

(shares in thousands)	2005		2004		2003
		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding, beginning of year	6,126	$13.10	7,274	$12.45	7,919	$20.42
Granted	9	24.38	16	11.24	2,155	4.29
Exercised	(2,266)	11.49	(1,001)	7.36	(72)	7.25
Cancelled	(209)	19.79	(163)	18.99	(2,728)	29.29

Outstanding at end of year	3,660	$13.79	6,126	$13.10	7,274	$12.45

Exercisable at end of year	3,024	$16.69	3,818	$17.28	2,985	$20.03

     Options outstanding at December 31, 2005 were as follows:

(shares in thousands, life in years)	Options Outstanding			Options Exercisable
			Weighted		Weighted
Range of		Weighted Average	Average		Average
Exercise	Number of	Remaining	Exercise	Number of	Exercise
Prices	Shares	Contractual Life	Price	Shares	Price

$3.63-$7.00	1,236	7.1	$4.42	609	$4.71
7.01-10.00	1,017	6.8	7.25	1,017	7.25
10.01-15.00	206	6.0	12.59	206	12.59
15.01-20.00	455	5.6	17.43	455	17.43
20.01-30.00	197	3.9	22.35	188	23.41
30.01-40.00	195	2.5	35.95	195	35.95
40.01-50.00	354	1.4	44.32	354	44.32

	3,660	5.8	$13.79	3,024	$16.69

     Nonvested stock awards: Awards of nonvested stock are granted with either performance and/or service conditions. In certain grants, nonvested shares participate in cash dividends during the restriction period. In other grants, dividends are paid in the form of additional shares of nonvested stock, subject to the same vesting conditions and dividend treatment as the underlying shares. The fair value of nonvested stock awards is measured based on the stock price at the grant date, adjusted for non-participating dividends, as applicable, based on the current dividend rate. For nonvested stock awards in 2005 and 2004, one-half of the nonvested stock (“performance shares”) vests only on the attainment of an income target, measured over a cumulative three-year period. The remaining nonvested stock vests over a service period of five years, with accelerated vesting to three years if the performance shares’ vesting criterion is attained. Expense for each of these awards is recognized based on estimates of attaining the performance criterion. As of December 31, 2005, the income statement metrics were presently being attained for the performance shares, and expense for both portions of the awards is recognized on a straight line basis based on a three-year vesting assumption.
     Compensation expense related to all nonvested stock awards was $2.6 million in 2005. Compensation expense recognized in prior years under APB Opinion 25 for nonvested stock awards, excluding the Stock Acquisition and Retention Program termination described below, was $2.4 million and $2.5 million for 2004 and 2003, respectively. Approximately $3.6 million of unrecognized fair value compensation expense relating to nonvested stock awards is expected to be recognized through 2007 based on estimates of attaining performance vesting criteria. There were 663,678 shares of nonvested stock outstanding under all stock plans at December 31, 2005.
     The following table presents information on nonvested stock awards:

	2005	2004	2003

Number of shares granted	156,365	289,560	547,290
Weighted average grant date fair value per share	$22.31	$10.74	$4.19

     In prior years, the Company maintained a Stock Acquisition and Retention Program (“SARP”). Under the SARP, certain executives could purchase shares of the Company’s common stock in exchange for a promissory note payable to the Company, and the Company would match the purchase with a grant of a certain number of shares of non-vested common stock. After the enactment of the Sarbanes-Oxley Act of 2002, the Board of Directors terminated the SARP and no further loans or purchases were permitted. As a net result of the termination of the SARP in September 2003, the Company received approximately $0.5 million in cash and recorded $5.6 million of expenses, which is included in selling and administrative expenses in the consolidated statement of operations.
     Total shareholder return incentive compensation program (“TSRP”) awards: Awards under the TSRP are granted at a target number of shares, and vest based on the measured return of the Company’s stock price and dividend performance at the end of three-year periods compared to the stock price and dividend performance of a group of industry peers. The 2003-2005 and 2004-2006 TSRP performance periods were in effect at the adoption of SFAS 123R. In 2005, the Company initiated a 2005-2007 TSRP, with 166,749 shares as the target level award. The actual number of shares awarded may range from a minimum of zero to a maximum of two times target, in the case of the 2003-2005 TSRP award, or three times target, in the case of the 2004-2006 and 2005-2007 TSRP awards. Fair values for the TSRP awards were estimated using Monte Carlo simulations of historical stock price correlation, projected dividend yields and other variables over three-year time horizons matching the TSRP performance periods. Compensation expense was $4.2 million in 2005 for the fair value of TSRP awards, compared to $18.1 million and $4.1 million recognized in 2004 and 2003, respectively, under APB 25.
     The estimated fair value of each TSRP award, including the projected shares to be awarded, and future compensation expense to be recognized for TSRP awards was as follows:

(in millions, except for shares)
		December 31 , 2005
TSRP Award		Unrecognized
Performance	TSRP Award	Compensation	Minimum	Target	Maximum
Period	Fair Value	Expense	Shares	Shares	Shares

2003 – 2005	$3.4	$—	0	538,777	1,077,554
2004 – 2006	4.6	1.5	0	347,042	1,041,126
2005 – 2007	4.9	3.2	0	166,749	500,247

Total		$4.7	0	1,052,568	2,618,927

     An award was earned for the 2003-2005 TSRP performance period based on the Company’s stock price performance for the three-year period ending December 31, 2005, which resulted in the issuance of 1,063,639 shares of stock to participants in the 2006 first quarter.
Undistributed Earnings of Investees
Stockholders’ equity includes undistributed earnings of investees accounted for under the equity method of accounting of approximately $15.5 million at December 31, 2005.
Stockholders’ Rights Plan
Under the Company’s stockholder rights plan, each share of Allegheny Technologies common stock is accompanied by one right to purchase two one-hundredths of a share of preferred stock for $100. Each two hundredths of a share of preferred stock would be entitled to dividends and to vote on an equivalent basis with one share of common stock. The rights are neither exercisable nor separately transferable from shares of common stock unless a party acquires or effects a tender offer for more than 15% of Allegheny Technologies common stock. If a party acquired more than 15% of the Allegheny Technologies common stock or acquired the Company in a business combination, each right (other than those held by the acquiring party) would entitle the holder to purchase common stock or preferred stock at a substantial discount. The rights expire on March 12, 2008, and the Company’s Board of Directors can amend certain provisions of the plan or redeem the rights at any time prior to their becoming exercisable.
Note 8. Income Taxes —
Income tax provision (benefit) was as follows:

(In millions)	2005	2004	2003

Current:
Federal	$32.4	$(0.9)	$(36.6)
State	1.7	(4.2)	2.8
Foreign	4.6	5.5	2.6

Total	38.7	0.4	(31.2)

Deferred:
Federal	(100.6)	—	67.5
State	8.7	—	(2.6)
Foreign	(1.5)	(0.4)	(0.6)

Total	(93.4)	(0.4)	64.3

Income tax provision (benefit)	$(54.7)	$—	$33.1

     Results of operations for 2005 included an income tax benefit of $54.7 million principally caused by the reversal of the remaining valuation allowance for the Company’s U.S. Federal net deferred tax assets, partially offset by accruals for U.S. Federal, foreign and state income taxes. From the 2003 fourth quarter through the third quarter of 2005, the Company maintained a valuation allowance for a major portion of its U.S. Federal deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes,” due to uncertainty regarding full utilization of its net deferred tax asset, including the 2003 and 2004 unutilized U.S. Federal net operating losses of approximately $140 million. In the 2003 fourth quarter, the Company recorded a $138.5 million valuation allowance for the majority of its net deferred tax asset, based upon the results of its quarterly evaluation concerning the estimated probability that the net deferred tax asset would be realizable in light of the Company’s history of annual reported losses in the years 2001 through 2003. In 2005, the Company generated taxable income which exceeded the 2003 and 2004 net operating losses, allowing full realization of these tax benefits. This realization of tax benefits, together with the Company’s improved profitability, allowed the Company to reverse the remaining valuation allowance for U.S. Federal deferred taxes in the 2005 fourth quarter.
     The following is a reconciliation of income taxes computed at the statutory U.S. Federal income tax rate to the actual effective income tax provision (benefit):

	Income Tax Provision (Benefit)
(In millions)	2005	2004	2003

Taxes computed at federal tax rate	$107.5	$6.9	$(98.1)
State and local income taxes, net of federal tax benefit	2.1	0.7	(3.4)
Valuation allowance	(97.1)	10.1	138.5
Net operating loss carryforward	(48.6)	(11.6)	—
Adjustment to prior years’ taxes	(9.5)	(4.3)	(3.6)
Foreign earnings taxed at different rate	(4.1)	(3.8)	2.1
Medicare Part D subsidy	(3.5)	—	—
Other	(1.5)	2.0	(2.4)

Income tax provision (benefit)	$(54.7)	$—	$33.1

     In general, the Company is responsible for filing consolidated U.S. Federal, foreign and combined, unitary or separate state income tax returns. The Company is responsible for paying the taxes relating to such returns, including any subsequent adjustments resulting from the redetermination of such tax liability by the applicable taxing authorities. No provision has been made for U.S. Federal, state or additional foreign taxes related to undistributed earnings of foreign subsidiaries which have been permanently re-invested.
     Income (loss) before income taxes for the Company’s U.S. and non-U.S. operations was as follows:

(In millions)	2005	2004	2003

U.S.	$272.4	$1.8	$(279.1)
Non-U.S.	31.4	18.0	(3.1)

Income (loss) before income taxes	$303.8	$19.8	$(282.2)

     U.S. income (loss) before income taxes includes the pretax expense for the cumulative effect of change in accounting principle of $3.3 million in 2005 and $2.0 million in 2003.
     Income taxes paid and amounts received as refunds were as follows:

(In millions)	2005	2004	2003

Income taxes paid	$11.7	$11.2	$9.3
Income tax refunds received	(12.1)	(8.0)	(68.4)

Income taxes paid (received), net	$(0.4)	$3.2	$(59.1)

     Deferred income taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes, and differences between the fair value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income taxes represent future tax benefits or costs to be recognized when those temporary differences reverse. The categories of assets and liabilities that have resulted in differences in the timing of the recognition of income and expense at December 31, 2005 and 2004 were as follows:

(In millions)	2005	2004

Deferred income tax assets:
Postretirement benefits other than pensions	$179.6	$179.0
Pension	44.9	34.3
State net operating loss tax carryforwards	37.3	40.0
Deferred compensation and other benefit plans	31.8	26.4
Litigation reserves	17.8	10.5
Foreign tax credits and allowances	12.8	3.3
Environmental reserves	10.5	13.3
Vacation accruals	10.2	9.7
Self-insurance reserves	9.2	10.9
Federal net operating loss tax carryforwards	—	47.2
Other items	32.4	41.3

Gross deferred income tax assets	386.5	415.9
Valuation allowance for deferred tax assets	(41.6)	(188.9)

Total deferred income tax assets	344.9	227.0

Deferred income tax liabilities:
Bases of property, plant and equipment	134.4	136.6
Inventory valuation	12.2	23.3
Other items	20.2	14.1

Total deferred income tax liabilities	166.8	174.0

Net deferred income tax asset	$178.1	$53.0

     The Company has $41.6 million and $188.9 million in deferred tax asset valuation allowances at December 31, 2005 and 2004, respectively. Based on current tax law, the Company has deferred tax assets of approximately $40 million at both December 31, 2005 and 2004, for state net operating loss tax carryforwards. For most of these state net operating loss tax carryforwards, expiration will occur in 20 years and utilization of the tax benefit is limited to $2 million per year. A valuation allowance has been established for certain of these state net operating loss carryforwards since the Company has concluded, based on current state tax laws, that it is more likely than not that these tax benefits would not be realized prior to expiration.
Note 9. Pension Plans and Other Postretirement Benefits —
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

     Components of pension expense (income) for the Company’s defined benefit plans and components of other postretirement benefit expense included the following:

	Expense (Income)
	Pension Benefits			Other Postretirement Benefits
(In millions)	2005	2004	2003	2005	2004	2003

Service cost — benefits earned during the year	$27.9	$27.1	$28.6	$3.1	$5.1	$6.3
Interest cost on benefits earned in prior years	125.1	126.6	126.4	31.5	45.5	44.9
Expected return on plan assets	(153.7)	(147.5)	(140.1)	(8.1)	(8.8)	(9.4)
Amortization of prior service cost	21.7	25.2	26.8	(26.4)	(17.5)	(4.9)
Amortization of net actuarial (gain) loss	42.1	42.4	50.9	14.4	21.7	4.9

Retirement benefit expense	63.1	73.8	92.6	14.5	46.0	41.8
Curtailment and termination benefits (gain) loss	—	25.3	7.4	—	(72.0)	—
Salary plan design change	—	0.5	—	—	—	—

Total retirement benefit (income) expense	$63.1	$99.6	$100.0	$14.5	$(26.0)	$41.8

     In 2004, in conjunction with the new labor agreement at the Company’s Allegheny Ludlum operations, a $25.3 million charge for pension termination benefits was recognized for a Transition Assistance Program (“TAP”). The TAP incentive is being paid from the Company’s U.S. defined benefit pension fund through 2006 to a total of 650 employees. The new labor contract also includes caps on the Company’s retiree medical benefit costs. Also in 2004, the Company modified retiree medical benefits for certain non-collectively bargained current and former employees to cap the Company’s cost of benefits, beginning in 2005, and then eliminate the benefits in 2010. As a result of these actions, a $71.5 million curtailment and settlement gain was recognized in the 2004 second quarter, comprised of a one-time reduction of postretirement benefit expense, net of a $0.5 million charge to pension expense.
     In 2003, the Company recorded termination benefits expense of $7.4 million related to workforce reductions which is included in restructuring costs in the consolidated statement of operations.
     Actuarial assumptions used to develop the components of pension and other postretirement benefit (income) expense were as follows:

	Pension Benefits			Other Postretirement Benefits
(In millions)	2005	2004	2003	2005	2004	2003

Discount rate	6.1%	6.5%	6.75%	6.1%	6.5%	6.75%
Rate of increase in future compensation levels	3%– 4.5%	3%–4.5%	3%–4.5%	—	—	—
Expected long-term rate of return on assets	8.75%	8.75%	8.75%	9.0%	9.0%	9.0%

     Actuarial assumptions used for the valuation of pension and postretirement obligations at the end of the respective periods were as follows:

	Pension Benefits		Other Postretirement Benefits
(In millions)	2005	2004	2005	2004

Discount rate	5.9%	6.1%	5.9%	6.1%
Rate of increase in future compensation levels	3%– 4.5%	3%–4.5%	—	—

     For 2006, the expected long-term rate of returns on pension and other postretirement benefits assets will be 8.75% and 9.0%, respectively, and the discount rate used to develop pension and postretirement benefit expense will be 5.9%. In developing the expected long-term rate of return assumptions, the Company evaluated input from its third party pension plan asset managers and actuaries, including reviews of their asset class return expectations and long-term inflation assumptions.

     A reconciliation of funded status for the Company’s pension and postretirement benefit plans at December 31, 2005 and 2004 was as follows:

	Pension Benefits		Other Postretirement Benefits
(In millions)	2005	2004	2005	2004

Change in benefit obligation:
Benefit obligation at beginning of year	$2,120.8	$2,018.6	$594.9	$881.6
Service cost	27.9	27.1	3.1	5.1
Interest cost	125.1	126.6	31.6	45.5
Benefits paid	(166.2)	(166.4)	(50.3)	(46.0)
Participant contributions	0.8	0.8	—	—
Acquisition	—	—	—	18.6
Effect of currency rates	(4.0)	4.6	—	—
Plan amendments	—	4.2	(5.8)	(264.0)
Net actuarial (gains) losses — discount rate change	46.5	81.4	8.9	19.5
— other	83.8	23.9	(22.6)	(32.2)
Effect of curtailment and special termination benefits	—	—	—	(33.2)

Benefit obligation at end of year	$2,234.7	$2,120.8	$559.8	$594.9

Change in plan assets:
Fair value of plan assets at beginning of year	$1,849.1	$1,762.1	$100.2	$107.0
Actual returns on plan assets and plan expenses	171.4	193.9	10.2	11.4
Employer contributions	101.4	51.4	—	—
Participant contributions	0.8	0.8	—	—
Effect of currency rates	(4.0)	3.9	—	—
Benefits paid	(162.5)	(163.0)	(24.7)	(18.2)

Fair value of plan assets at end of year	$1,956.2	$1,849.1	$85.7	$100.2

Underfunded status of the plan	$(278.5)	$(271.7)	$(474.1)	$(494.7)
Unrecognized net actuarial loss	683.4	614.4	217.0	247.1
Net minimum pension liability	(648.6)	(587.3)	—	—
Unrecognized prior service cost	100.6	122.3	(204.4)	(225.1)

Accrued benefit cost	$(143.1)	$(122.3)	$(461.5)	$(472.7)

     Amounts recognized in the balance sheet consist of:

	Pension Benefits		Other Postretirement Benefits
(In millions)	2005	2004	2005	2004

Prepaid pension cost	$2.9	$—	$—	$—
Deferred pension asset	100.6	122.3	—	—
Pension liabilities	(246.6)	(244.6)	—	—
Accrued postretirement benefits	—	—	(461.5)	(472.7)

Net amount recognized	$(143.1)	$(122.3)	$(461.5)	$(472.7)

     The accumulated benefit obligation for all defined benefit pension plans was $2,200.4 million and $2,093.6 million at December 31, 2005 and 2004, respectively.

     Additional information for plans with accumulated benefit obligations in excess of plan assets:

	Pension Benefits		Other Postretirement Benefits
(In millions)	2005	2004	2005	2004

Accumulated benefit obligation	$2,153.8	$2,093.6	$599.8	$594.9
Fair value of plan assets	1,907.2	1,849.1	85.7	100.2

     The pension plan asset allocations for the years ended 2005 and 2004, and the target allocation for 2006 are:

Asset Category	2005	2004	Target Allocation 2006

Equity securities	74%	76%	65% — 75%
Fixed Income	26%	24%	25% — 35%

Total	100%	100%

     The postretirement plan obligation asset allocations for the years ended 2005 and 2004, and the target allocation for 2006 are:

Asset Category	2005	2004	Target Allocation 2006

Equity securities	61%	75%	65% — 75%
Fixed Income	39%	25%	25% — 35%

Total	100%	100%

     The plan invests in a diversified portfolio consisting of an array of asset classes that attempts to maximize returns while minimizing volatility. These asset classes include U.S. domestic equities, developed market equities, emerging market equities, private equity, global high quality and high yield fixed income, and real estate. The Company continually monitors the investment results of these asset classes and its fund managers, and explores other potential asset classes for possible future investment.
     The plan assets for the defined benefit pension plan at December 31, 2005 and 2004 include 1.3 million shares of Allegheny Technologies Incorporated common stock with a fair value of $46.9 million and $28.2 million, respectively. Dividends of $0.4 million and $0.3 million were received by the plan in 2005 and 2004, respectively, on the Allegheny Technologies common stock held by the plan.
     The Company is not required to make cash contributions to its U.S. defined benefit pension plan for 2006 and, based upon current regulations and actuarial studies, does not expect to be required to make cash contributions to its U.S. defined benefit pension plan for at least the next several years. However, the Company may elect, depending upon the investment performance of the pension plan assets and other factors, to make voluntary cash contributions to this pension plan in the future. The Company expects to contribute approximately $5 million to its nonqualified benefit pension plans in 2006, equal to the amount of expected benefit payments for these plans. The Company contributes on behalf of its union employees at its Allvac Albany, OR (Oremet) facility to a pension plan, which is administered by the USW and funded pursuant to a collective bargaining agreement. Pension expense and contributions to this plan were $0.8 million in 2005, $0.7 million in 2004, and $0.6 million in 2003.
     In accordance with labor contracts, the Company funds certain retiree health care benefits for Allegheny Ludlum using plan assets held in a Voluntary Employee Benefit Association (VEBA) trust. During 2005, 2004 and 2003, the Company was able to fund $24.7 million, $18.2 million, and $14.2 million, respectively, of retiree medical costs using the assets of the VEBA trust. The Company may continue to fund certain retiree medical benefits utilizing the plan assets held in the VEBA if the value of these plan assets exceeds $25 million. The value of the assets held in the VEBA was approximately $86 million as of December 31, 2005. The Company expects to contribute between $30 and $35 million to its other postretirement benefit plans in 2006, representing the non-VEBA funded portion of expected benefit payments.
     Pension costs for defined contribution plans were $15.0 million in 2005, $13.2 million in 2004, and $10.5 million in 2003. Company contributions to the defined contribution plans are funded with cash.
     The following table summarizes expected benefit payments from the Company’s various pension and other postretirement benefit plans through 2014, and also includes estimated Medicare Part D subsidies projected to be received during this period based on currently available information.

	Pension	Other Postretirement	Medicare
(In millions)	Benefits	Benefits	Part D Subsidy

2006	$160.7	$58.4	$(5.2)
2007	162.6	60.8	(5.6)
2008	163.7	59.1	(5.4)
2009	164.2	58.6	(5.7)
2010	164.9	52.1	(4.7)
2011-2015	841.5	251.0	(23.5)

     The annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) for health care plans was 10.3% in 2006 and is assumed to gradually decrease to 5.0% in the year 2016 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage	One Percentage
(In millions)	Point Increase	Point Decrease

Effect on total of service and interest cost components for the year ended December 31, 2005	$1.7	$(1.6)
Effect on other postretirement benefit obligation at December 31, 2005	$14.6	$(13.7)

     The annual measurement date for the Company’s retirement benefits is November 30. At November 30, 2005, the value of the accumulated pension benefit obligation (ABO) exceeded the value of pension assets by approximately $247 million. A minimum pension liability was recognized in 2002 as a result of a severe decline in the equity markets from 2000 through 2002, higher benefit liabilities from long-term labor contracts negotiated in 2001, and a lower assumed discount rate for valuing liabilities. Accounting standards require a minimum pension liability to be recorded and the pension asset recorded on the balance sheet to be written off if the value of pension assets is less than the ABO at the annual measurement date. Accordingly, in the 2002 fourth quarter, the Company recorded a charge against stockholders’ equity of $406 million, net of deferred taxes, to write off the prepaid pension cost representing the previous overfunded position of the pension plan, and to record a deferred pension asset ($101 million at December 31, 2005) for unamortized prior service cost relating to prior benefit enhancements. In the fourth quarter of 2005, 2004 and 2003, the Company’s adjustment of the minimum pension liability resulted in an increase (decrease) to stockholders’ equity of $(36) million for 2005, $2 million for 2004 and $47 million for 2003, presented as other comprehensive income (loss). These charges and adjustments did not affect the Company’s results of operations and do not have a cash impact. In addition, they do not affect compliance with debt covenants in the Company’s bank credit agreement. In accordance with accounting standards, the charge against stockholders’ equity would be reversed in subsequent years if the value of pension plan investments returns to a level that exceeds the ABO as of a future annual measurement date.
Note 10. Business Segments —
The Company operates in three business segments: High Performance Metals, Flat-Rolled Products and Engineered Products. The High Performance Metals segment produces, converts and distributes a wide range of high performance alloys, including nickel- and cobalt-based alloys and superalloys, titanium and titanium-based alloys, exotic alloys such as zirconium, hafnium, niobium, nickel-titanium, and their related alloys, and other specialty metals, primarily in long product forms such as ingot, billet, bar, rod, wire, and seamless tube. The companies in this segment include Allvac, Allvac Ltd (U.K.) and Wah Chang.
     The Flat-Rolled Products segment produces, converts and distributes stainless steel, nickel-based alloys, and titanium and titanium-based alloys in a variety of product forms, including plate, sheet, engineered strip and Precision Rolled Strip® products as well as grain-oriented silicon electrical steel sheet and tool steels. The companies in this segment include Allegheny Ludlum, the Company’s 60% interest in STAL, and the Company’s industrial titanium joint venture known as Uniti LLC (“Uniti”). The investment in Uniti is accounted for under the equity method. Sales to Uniti, which are included in ATI’s consolidated statements of operations, were $38.2 million in 2005, and income recognized under the equity method of accounting was $12.7 million, which is included in Flat-Rolled Products segment operating profit, and within cost of sales in the consolidated statements of operations. Sales to Uniti were $32.1 million in 2004 and income recognized under the equity method of accounting was $2.2 million. Operating results involving Uniti for 2003 were not material.
     The Engineered Products segment’s principal business produces tungsten powder, tungsten heavy alloys, tungsten carbide materials and carbide cutting tools. This segment also produces carbon alloy steel impression die forgings and large grey and ductile iron castings, and performs precision metals processing services. The companies in this segment are Metalworking Products, Portland Forge, Casting Service and Rome Metals.
     Intersegment sales are generally recorded at full cost or market. Common services are allocated on the basis of estimated utilization.

     Information on the Company’s business segments was as follows:

(In millions)	2005	2004	2003

Total sales:
High Performance Metals	$1,335.9	$853.0	$685.5
Flat-Rolled Products	1,939.2	1,660.4	1,060.4
Engineered Products	408.9	314.1	259.9

Total sales	3,684.0	2,827.5	2,005.8

Intersegment sales:
High Performance Metals	89.9	58.9	43.8
Flat-Rolled Products	38.7	16.5	16.9
Engineered Products	15.5	19.1	7.7

Total intersegment sales	144.1	94.5	68.4

Sales to external customers:
High Performance Metals	1,246.0	794.1	641.7
Flat-Rolled Products	1,900.5	1,643.9	1,043.5
Engineered Products	393.4	295.0	252.2

Total sales to external customers	$3,539.9	$2,733.0	$1,937.4

     Total international sales were $870.0 million in 2005, $556.2 million in 2004, and $441.9 million in 2003. Of these amounts, sales by operations in the United States to customers in other countries were $565.0 million in 2005, $336.8 million in 2004, and $270.0 million in 2003.

(In millions)	2005	2004	2003

Operating profit (loss):
High Performance Metals	$335.3	$84.8	$26.2
Flat-Rolled Products	149.9	61.5	(14.1)
Engineered Products	47.5	20.8	7.8

Total operating profit	532.7	167.1	19.9
Corporate expenses	(51.7)	(34.9)	(20.5)
Interest expense, net	(38.6)	(35.5)	(27.7)
Restructuring charges and curtailment gain, net	(23.9)	40.4	(62.4)
Management transition costs	—	—	(7.4)
Other income (expense), net of gains on asset sales	(33.8)	2.5	(47.7)
Retirement benefit expense	(77.6)	(119.8)	(134.4)

Income (loss) before income taxes and cumulative effect of change in accounting principle	$307.1	$19.8	$(280.2)

     Business segment operating profit excludes costs for restructuring charges, retirement benefit curtailment gains, management transition costs, retirement benefit income or expense, corporate expenses, interest expenses, and costs associated with closed operations. These costs are excluded for segment reporting to provide a profit measure based on what management considers to be controllable costs at the segment level. Retirement benefit expense includes both pension expense and other postretirement benefit expenses. Restructuring charges and curtailment gain, net are more fully described in Note 11. Management transition costs, which are classified as selling and administrative expenses on the consolidated statement of operations, are associated with the 2003 termination of a stock-based management incentive program and contractual obligations related to CEO transition of $7.4 million.

     Other income (expense), net of gains on asset sales, includes charges incurred in connection with closed operations, pretax gains and losses on the sale of surplus real estate, non-strategic investments, and other assets, and other non-operating income or expense, which are primarily included in selling and administrative expenses, and in other income (expense) in the consolidated statement of operations. These items resulted in net charges of $33.8 million in 2005, net income of $2.5 million in 2004, and net charges of $47.7 million in 2003. For 2005, net charges included legal matter expenses of $26.8 million, which includes the settlement of the Kaiser Aerospace & Electronics matter, the unfavorable court judgment rendered in April 2005 concerning a commercial dispute with a raw materials supplier, and other matters associated with closed companies. See additional discussion in Note 14. Commitments and Contingencies.
     For 2003, net charges include litigation expense of $22.5 million relating to an unfavorable jury verdict in the first quarter of 2004 concerning a lease of property in San Diego, CA.

(In millions)	2005	2004	2003

Depreciation and amortization:
High Performance Metals	$27.5	$25.6	$22.8
Flat-Rolled Products	39.5	40.2	39.0
Engineered Products	8.8	10.1	11.7
Corporate	1.5	0.2	1.1

Total depreciation and amortization	$77.3	$76.1	$74.6

Capital expenditures:
High Performance Metals	$47.9	$26.5	$44.4
Flat-Rolled Products	25.1	19.5	28.2
Engineered Products	15.2	3.8	1.1
Corporate	1.9	0.1	0.7

Total capital expenditures	$90.1	$49.9	$74.4

Identifiable assets:
High Performance Metals	$888.5	$676.0	$602.0
Flat-Rolled Products	954.0	995.8	787.9
Engineered Products	209.4	174.6	178.1
Corporate:
Pension Asset	100.6	122.3	144.0
Income Taxes	178.1	53.0	52.6
Other	401.0	294.0	138.6

Total assets	$2,731.6	$2,315.7	$1,903.2

     Geographic information for external sales, based on country of origin and assets are as follows:

		Percent		Percent		Percent
(In millions)	2005	Of Total	2004	Of Total	2003	Of Total

External Sales:
United States	$2,669.9	75%	$2,176.9	80%	$1,495.5	77%
United Kingdom	161.9	5%	108.2	4%	97.2	5%
Germany	128.8	4%	96.5	4%	82.6	4%
China	128.0	4%	64.1	2%	37.1	2%
France	114.6	3%	88.1	3%	54.3	3%
Canada	71.3	2%	53.1	2%	42.4	2%
Japan	33.5	1%	26.2	1%	25.0	1%
Other	231.9	6%	119.9	4%	103.3	6%

Total External Sales	$3,539.9	100%	$2,733.0	100%	$1,937.4	100%

		Percent		Percent		Percent
(In millions)	2005	Of Total	2004	Of Total	2003	Of Total

Total Assets:
United States	$2,340.0	86%	$1,966.4	85%	$1,598.4	84%
United Kingdom	222.5	8%	187.3	8%	169.1	9%
China	62.9	2%	64.1	3%	50.7	3%
Germany	38.7	1%	30.8	1%	24.5	1%
Switzerland	20.8	1%	23.7	1%	23.3	1%
France	13.1	1%	12.6	1%	9.9	1%
Taiwan	12.9	1%	9.5	—%	8.0	—%
Japan	12.1	—%	12.7	1%	10.3	1%
Other	8.6	—%	8.6	—%	9.0	—%

Total Assets	$2,731.6	100%	$2,315.7	100%	$1,903.2	100%

Note 11. Restructuring Costs, Curtailment (Gain), and Other Charges —
Restructuring Costs and Curtailment (Gain), Net
For the year ended December 31, 2005, the Company recorded net charges of $23.9 million, due primarily to asset impairments, which are presented as restructuring costs in the consolidated statement of operations. The charges were comprised of $24.3 million of asset impairment charges, and $1.5 million of related environmental costs, net of a $1.9 million reserve reversal for previously accrued lease termination costs.
     Based on an analysis of existing and projected business conditions, at the 2005 year-end date, the Company decided to indefinitely idle the West Leechburg, PA finishing facility in the Company’s Flat-Rolled Products segment. The West Leechburg idling is expected to occur in stages during 2006, with anticipated annual cost reductions of $10 million beginning in 2007. This action resulted in an asset impairment charge of $15.8 million, representing the excess of the facility’s net book value over estimated fair value based on expected future cash flows. In conjunction with the indefinite idling, a liability for $1.5 million in environmental exit costs was recognized, which are expected to be incurred within one year. Additionally, based on revised fair value cash flow estimates, the Company recorded $8.5 million of asset impairment charges associated with previously idled assets in the Flat-Rolled Products segment at the Washington Flat-Roll coil facility located in Washington, PA, and the stainless steel plate facility located in Massillon, OH, partially offset by a $1.9 million reversal of lease termination charges recorded in 2003.
     In 2004, the Company recorded a $40.4 million curtailment gain, net of restructuring costs, which includes the $71.5 million curtailment and settlement gain and the $25.3 million pension termination benefit charge discussed in Note 9. Pension Plans and Other Postretirement Benefits, and $5.8 million in restructuring charges in the Flat-Rolled Products segment related to a labor agreement and the J&L asset acquisition. Charges included labor agreement costs of $4.6 million, severance costs of $0.7 million related to approximately 30 salaried employees, and $0.5 million for asset impairment charges for redundant equipment following the J&L asset acquisition.
     In 2003, the Company recorded charges of $62.4 million, including $47.5 million for impairment of long-lived assets in the Company’s Flat-Rolled Products segment, $11.1 million for workforce reductions across all business segments and the corporate office, and $3.8 million for facility closure charges including present-valued lease termination costs, net of forecasted sublease rental income, at the corporate office. In the 2003 fourth quarter, based on existing and projected operating levels at the Company’s remaining operations in Houston, PA and its Washington Flat Roll coil facility located in Washington, PA, it was determined that the net book values of these facilities were in excess of their estimated fair market values based on expected future cash flows. Charges for the Houston facility and the Washington Flat Roll coil facility were recorded to write down the book values of these facilities to their estimated fair market values. These asset impairment charges did not impact current operations at these facilities. The workforce reductions affected approximately 375 employees across all segments and the corporate office.
     Reserves for restructuring charges recorded in prior years involving future payments were approximately $3 million at December 31, 2005 and $6 million at December 31, 2004. The reduction in reserves resulted from cash payments to meet severance and lease payment obligations, and the 2005 fourth quarter adjustments of previously recognized asset impairment charges for changes in estimated fair market values.

Other Gains and Charges
In 2005, the Company recorded $33.8 million in other charges, including $26.8 million for legal matters and $7.0 million for environmental and other closed company costs. The charges for legal matters include the settlement of the Kaiser Aerospace & Electronics matter, the unfavorable court judgment rendered in April 2005 concerning a commercial dispute with a raw materials supplier, and other matters associated with closed companies. See additional discussion in Note 14. Commitments and Contingencies.
     In 2004, the Company recognized non-recurring gains of $12.9 million, including $5.5 million related to net gains on sales of real estate and realization of other investments, income from corporate-owned life insurance of $1.2 million, and a $4.6 million environmental reserve reduction related to the settlement of an action brought in 1995 by the U.S. Government against Allegheny Ludlum in the United States District Court for the Western District of Pennsylvania alleging multiple violations of the Federal Clean Water Act for incidents at five facilities. After the District Court’s decision imposing an $8.2 million penalty was reversed and remanded by the Third Circuit Court of Appeal, the U.S. Government and Allegheny Ludlum agreed to settle the case for approximately $2.4 million, which was paid by Allegheny Ludlum in early 2005. These gains were partially offset by closed company charges of $8.8 million primarily related to litigation.
     In 2003, the Company recorded $34.7 million in other charges, including closed company charges of $22.5 million for litigation, $7.6 million for environmental and insurance matters, and $4.6 million for various non-operating asset impairments. Closed company charges were determined based on the status of legal matters including court proceedings, and on updated estimates of the Company’s liability for environmental closure costs and for liabilities under retrospectively-rated insurance programs. In the consolidated statement of operations, litigation and environmental charges are classified in selling and administrative expenses and insurance charges are classified in cost of sales.
Note 12. Financial Information for Subsidiary Guarantors —
The payment obligations under the $150 million 6.95% debentures due 2025 issued by Allegheny Ludlum Corporation (the “Subsidiary”) are fully and unconditionally guaranteed by Allegheny Technologies Incorporated (the “Guarantor Parent”). In accordance with positions established by the Securities and Exchange Commission, the following financial information sets forth separately financial information with respect to the Subsidiary, the non-guarantor subsidiaries and the Guarantor Parent. The principal elimination entries eliminate investments in subsidiaries and certain intercompany balances and transactions. Investments in subsidiaries, which are eliminated in consolidation, are included in other assets on the balance sheets. Subsidiary results include the effects of the J&L asset acquisition, including indebtedness incurred in conjunction with the acquisition from the June 2004 acquisition date.
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

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets

December 31, 2005

			Non-
	Guarantor		guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$0.7	$22.9	$339.1	$—	$362.7
Accounts receivable, net	0.2	163.2	278.7	—	442.1
Inventories, net	—	244.2	362.9	—	607.1
Deferred income taxes	22.8	—	—	—	22.8
Prepaid expenses and other current assets	0.1	3.8	45.4	—	49.3

Total Current Assets	23.8	434.1	1,026.1	—	1,484.0

Property, plant, and equipment, net	—	295.7	409.2	—	704.9
Cost in excess of net assets acquired	—	112.1	87.6	—	199.7
Deferred income taxes	155.3	—	—	—	155.3
Deferred pension asset	100.6	—	—	—	100.6
Investments in subsidiaries and other assets	1,917.5	726.6	693.7	(3,250.7)	87.1

Total Assets	$2,197.2	$1,568.5	$2,216.6	$(3,250.7)	$2,731.6

Liabilities and Stockholders’ Equity

Accounts payable	$2.5	$150.3	$160.1	$—	$312.9
Accrued liabilities	815.6	59.1	505.5	(1,145.6)	234.6
Short-term debt and current portion of long-term debt	—	—	13.4	—	13.4

Total Current Liabilities	818.1	209.4	679.0	(1,145.6)	560.9

Long-term debt	307.5	406.3	33.2	(200.0)	547.0
Accrued postretirement benefits	—	264.0	197.5	—	461.5
Pension liabilities	242.9	—	—	—	242.9
Other long-term liabilities	28.8	27.0	63.6	—	119.4

Total Liabilities	1,397.3	906.7	973.3	(1,345.6)	1,931.7

Total Stockholders’ Equity	799.9	661.8	1,243.3	(1,905.1)	799.9

Total Liabilities and Stockholders’ Equity	$2,197.2	$1,568.5	$2,216.6	$(3,250.7)	$2,731.6

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations

For the year ended December 31, 2005
			Non-
	Guarantor		guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Sales	$—	$1,755.9	$1,784.0	$—	$3,539.9
Cost of sales	55.4	1,592.9	1,241.4	—	2,889.7
Selling and administrative expenses	104.6	33.9	137.3	—	275.8
Restructuring costs, net	(1.9)	25.8	—	—	23.9

Income (loss) before interest, other income (expense), income taxes and cumulative effect of change in accounting principle	(158.1)	103.3	405.3	—	350.5
Interest expense, net	(28.4)	(9.7)	(0.5)	—	(38.6)
Other income (expense) including equity in income (loss) of unconsolidated subsidiaries	491.6	6.4	(1.0)	(501.8)	(4.8)

Income (loss) before income taxes and cumulative effect of change in accounting principle	305.1	100.0	403.8	(501.8)	307.1
Income tax provision (benefit)	(54.7)	—	—	—	(54.7)

Income (loss) before cumulative effect of change in accounting principle	359.8	100.0	403.8	(501.8)	361.8
Cumulative effect of change in accounting principle, net of tax	—	—	(2.0)	—	(2.0)

Net income (loss)	$359.8	$100.0	$401.8	$(501.8)	$359.8

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Condensed Statements of Cash Flows

For the year ended December 31, 2005
			Non-
	Guarantor		guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) operating activities	$260.2	$(132.5)	$369.7	$(274.8)	$222.6
Cash flows provided by (used in) investing activities	(283.9)	(23.4)	(96.4)	294.5	(109.2)
Cash flows provided by (used in) financing activities	24.2	2.7	(8.7)	(19.7)	(1.5)

Increase (decrease) in cash and cash equivalents	$0.5	$(153.2)	$264.6	$—	$111.9

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets

December 31, 2004
			Non-
	Guarantor		guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$0.2	$176.1	$74.5	$—	$250.8
Accounts receivable, net	0.3	169.7	187.9	—	357.9
Inventories, net	—	266.8	246.2	—	513.0
Prepaid expenses and other current assets	0.1	8.4	30.0	—	38.5

Total Current Assets	0.6	621.0	538.6	—	1,160.2
Property, plant, and equipment, net	—	336.5	381.8	—	718.3
Cost in excess of net assets acquired	—	112.1	93.2	—	205.3
Deferred pension asset	122.3	—	—	—	122.3
Deferred income taxes	53.0	—	—	—	53.0
Investments in subsidiaries and other assets	1,378.6	432.4	544.7	(2,299.1)	56.6

Total Assets	$1,554.5	$1,502.0	$1,558.3	$(2,299.1)	$2,315.7

Liabilities and Stockholders’ Equity
Accounts payable	$3.9	$164.2	$103.1	$—	$271.2
Accrued liabilities	547.6	63.2	283.6	(702.2)	192.2
Short-term debt and current portion of long-term debt	—	7.5	21.9	—	29.4

Total Current Liabilities	551.5	234.9	408.6	(702.2)	492.8
Long-term debt	308.4	404.8	40.1	(200.0)	553.3
Accrued postretirement benefits	—	263.1	209.6	—	472.7
Pension liabilities	240.9	—	—	—	240.9
Other long-term liabilities	27.8	26.6	75.7	—	130.1

Total Liabilities	1,128.6	929.4	734.0	(902.2)	1,889.8

Total Stockholders’ Equity	425.9	572.6	824.3	(1,396.9)	425.9

Total Liabilities and Stockholders’ Equity	$1,554.5	$1,502.0	$1,558.3	$(2,299.1)	$2,315.7

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations

For the year ended December 31, 2004
			Non-
	Guarantor		guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Sales	$—	$1,517.1	$1,215.9	$—	$2,733.0
Cost of sales	85.1	1,429.2	973.8	—	2,488.1
Selling and administrative expenses	101.5	25.9	105.9	—	233.3
Curtailment (gain), net of restructuring costs	—	(40.4)	—	—	(40.4)

Income (loss) before interest, other income (expense) and income taxes	(186.6)	102.4	136.2	—	52.0
Interest expense, net	(25.9)	(9.0)	(0.6)	—	(35.5)
Other income (expense) including equity in income (loss) of unconsolidated subsidiaries	232.3	6.1	3.5	(238.6)	3.3

Income (loss) before income tax provision (benefit)	19.8	99.5	139.1	(238.6)	19.8
Income tax provision (benefit)	—	—	—	—	—

Net income	$19.8	$99.5	$139.1	$(238.6)	$19.8

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Condensed Statements of Cash Flows

For the year ended December 31, 2004
			Non-
	Guarantor		guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) operating activities	$(15.2)	$5.5	$127.3	$(93.5)	$24.1
Cash flows provided by (used in) investing activities	(214.1)	(24.3)	(184.6)	368.4	(54.6)
Cash flows provided by (used in) financing activities	229.2	152.6	94.8	(274.9)	201.7

Increase (decrease) in cash and cash equivalents	$(0.1)	$133.8	$37.5	$—	$171.2

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations

For the year ended December 31, 2003
			Non-
	Guarantor		guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Sales	$––	$962.1	$975.3	$––	$1,937.4
Cost of sales	94.5	963.9	815.2	—	1,873.6
Selling and administrative expenses	87.4	19.2	142.2	—	248.8
Restructuring costs	7.6	49.1	5.7	—	62.4

Income (loss) before interest, other income (expense), income taxes and cumulative effect of change in accounting principle	(189.5)	(70.1)	12.2	—	(247.4)
Interest (expense) income, net	(20.2)	(10.0)	2.5	—	(27.7)
Other income (expense) including equity in income (loss) of unconsolidated subsidiaries	(71.8)	(7.3)	9.1	64.9	(5.1)

Income (loss) before income taxes and cumulative effect of change in accounting principle	(281.5)	(87.4)	23.8	64.9	(280.2)
Income tax provision (benefit)	31.8	(29.1)	140.7	(110.3)	33.1

Net income (loss) before cumulative effect of change in accounting principle	(313.3)	(58.3)	(116.9)	175.2	(313.3)
Cumulative effect of change in accounting principle, net of tax	(1.3)	—	—	—	(1.3)

Net income (loss)	$(314.6)	$(58.3)	$(116.9)	$175.2	$(314.6)

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Condensed Statements of Cash Flows

For the year ended December 31, 2003
			Non-
	Guarantor		guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) operating activities	$(57.5)	$136.7	$24.5	$(21.7)	$82.0
Cash flows provided by (used in) investing activities	—	(28.2)	(46.3)	4.2	(70.3)
Cash flows provided by (used in) financing activities	57.6	(109.2)	42.6	17.5	8.5

Increase (decrease) in cash and cash equivalents	$0.1	$(0.7)	$20.8	$—	$20.2

Note 13. Per Share Information —
The following table sets forth the computation of basic and diluted net income (loss) per common share:

(In millions except per share amounts)

Years ended December 31,	2005	2004	2003

Numerator:
Income (loss) before cumulative effect of change in accounting principle	$361.8	$19.8	$(313.3)
Cumulative effect of change in accounting principle, net of tax	(2.0)	—	(1.3)

Numerator for basic and diluted income (loss) per common share — Net income (loss)	$359.8	$19.8	$(314.6)

Denominator:
Denominator for basic net income (loss) per common share — weighted average shares	96.2	86.6	80.8
Effect of dilutive securities:
Option equivalents	1.8	1.6	—
Contingently issuable shares	2.8	2.3	—

Denominator for diluted net income (loss) per common share — adjusted weighted average shares and assumed conversions	100.8	90.5	80.8

Basic income (loss) per common share before cumulative effect of change in accounting principle	$3.76	$0.23	$(3.87)
Cumulative effect of change in accounting principle	(0.02)	—	(0.02)

Basic net income (loss) per common share	$3.74	$0.23	$(3.89)

Diluted income (loss) per common share before cumulative effect of change in accounting principle	$3.59	$0.22	$(3.87)
Cumulative effect of change in accounting principle	(0.02)	—	(0.02)

Diluted net income (loss) per common share	$3.57	$0.22	$(3.89)

     Weighted average shares issuable upon the exercise of stock options which were antidilutive, and thus not included in the calculation, were 0.5 million in 2005, 1.6 million in 2004, and 7.5 million in 2003.
Note 14. Commitments and Contingencies —
Rental expense under operating leases was $21.0 million in 2005, $18.0 million in 2004, and $17.5 million in 2003. Future minimum rental commitments under operating leases with non-cancelable terms of more than one year at December 31, 2005, were as follows: $16.8 million in 2006, $14.5 million in 2007, $12.6 million in 2008, $6.3 million in 2009, $4.4 million in 2010 and $8.7 million thereafter. Future minimum payments under capital leases for long-lived assets were $2.2 million in 2006, $1.0 million in 2007, $0.3 million in 2008, and $0.1 million in 2009. Commitments for expenditures on property, plant and equipment at December 31, 2005 were approximately $38 million.
     When it is probable that a liability has been incurred or an asset of the Company has been impaired, a loss is recognized if the amount of the loss can be reasonably estimated.
     The Company maintains reserves where a legal obligation exists to perform an asset retirement activity and the fair value of the liability can be reasonably estimated. These asset retirement obligations (“ARO”) include liabilities where the timing and (or) method of settlement may be conditional on a future event, that may or may not be within the control of the entity. In the 2005 fourth quarter, the Company recognized $3.3 million of liabilities for estimable conditional AROs as a cumulative effect of a change in accounting principle. At December 31, 2005, the Company had recognized AROs of $5.2 million related to landfill closures and conditional AROs associated with manufacturing activities using what may be characterized as potentially hazardous materials. Changes in previous ARO estimates, cash flows associated with closure activities, and accretion expense for AROs were not material.

     Estimates of AROs are evaluated annually in the fourth quarter, or more frequently if material new information becomes known. Accounting for asset retirement obligations requires significant estimation and in certain cases, the Company has determined that an ARO exists, but the amount of the obligation is not reasonably estimable. The Company may determine that additional AROs are required to be recognized as new information becomes available.
     The Company also maintains reserves for contingent tax liabilities, for differences between the benefit of tax deductions as claimed on various income tax returns and income tax provisions recorded on the financial statements. These liabilities are estimated based on analyses of probable return-to-provision adjustments using currently available information.
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
     At December 31, 2005, the Company’s reserves for environmental remediation obligations totaled approximately $29 million, of which $14.3 million were included in other current liabilities. The reserve includes estimated probable future costs of $9.6 million for federal Superfund and comparable state-managed sites; $9.6 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $6.9 million for owned or controlled sites at which Company operations have been discontinued; and $2.7 million for sites utilized by the Company in its ongoing operations. The Company continues to evaluate whether it may be able to recover a portion of future costs for environmental liabilities from third parties.
     The timing of expenditures depends on a number of factors that vary by site. The Company expects that it will expend present accruals over many years and that remediation of all sites with which it has been identified will be completed within thirty years.
     Various claims have been or may be asserted against the Company related to its government contract work, principally related to the former operations of Teledyne, Inc. Such proceedings could result in fines, penalties, compensatory and treble damages or the cancellation or suspension of payments under one or more U.S. government contracts. Although the outcome of these matters cannot be predicted with certainty, the Company does not believe any pending matter of which management is aware is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.
     In March 1995, Kaiser Aerospace & Electronics Corporation (“Kaiser”) filed a civil complaint against Teledyne Industries, Inc. (now TDY Industries, Inc.) (“TDY”), a wholly-owned subsidiary of the Company, and others in state court in Miami-Dade County, Florida. The complaint alleged that TDY breached a Cooperation and Shareholder’s Agreement with Kaiser. Kaiser sought unspecified damages in an amount “to be determined at trial.” This litigation was settled on January 31, 2006. As a result of the settlement, ATI’s results for the fourth quarter and full year 2005, as compared to amounts announced on January 25, 2006, reflect an additional after-tax charge of $1.6 million.
     TDY commenced a lawsuit in state court in San Diego against the San Diego Unified Port District (“Port District”) alleging breach of contract and other causes of action relating to the Port District’s failure to consent to three subleases for a portion of property located in San Diego. The Port District filed a cross-complaint against TDY alleging breach of contract. In March 2004, a jury rendered a verdict in favor of the Port District and judgment was entered on the cross-complaint in the amount of $22.7 million, including related costs and prejudgment interest. In January 2006, the California State Court of Appeals reversed the award of prejudgment interest but otherwise affirmed the judgment and the Company paid the judgment including accrued interest. In conjunction with this payment, the Company obtained the release of the related letter of credit that was issued under the Company’s secured credit facility. At December 31, 2005, the Company had adequate reserves for this matter.

     In June 2003, the Port District commenced a separate action in U.S. District Court for the Southern District of California against TDY asserting federal, state and common law claims related to alleged environmental contamination on the San Diego property. The complaint seeks unspecified damages and a declaratory judgment as to TDY’s liability for contamination on the property. TDY has asserted a counterclaim as well as claims against neighboring property owners and former operators related to the environmental condition of the San Diego facility. That matter was stayed in January 2006 to allow the parties to attempt to settle the matter.
     Separately, the Port District requested that the California Department of Toxic Substances Control (“DTSC”) evaluate whether the San Diego property is regulated as a hazardous waste transportation, storage, or disposal facility under the Resource Conservation and Recovery Act (“RCRA”) and similar state laws. The Company has submitted a work plan to the DTSC for closure of four solid waste management units at the facility, in connection with other work that is being done at the Site.
     TDY has conducted an environmental assessment of the San Diego facility pursuant to an October 2004 Order from the San Diego Regional Water Quality Control Board (“Regional Board”). TDY will perform additional remedial investigation as well as remediation activities. At December 31, 2005, the Company had adequate reserves for these matters.
     While the outcome of these environmental matters cannot be predicted with certainty, an adverse resolution of the matters relating to the San Diego facility could have a material adverse affect on the Company’s results of operations and financial condition.
     TDY and another wholly-owned subsidiary of the Company, among others, have been identified by the U.S. Environmental Protection Agency (EPA) as PRPs at the Li Tungsten Superfund Site in Glen Cove, New York. The Company believes that most of the contamination at the site resulted from work done while the U.S. Government either owned or controlled operations at the site, or from processes done for various governmental agencies, and that the U.S. Government is liable for a substantial portion of the remediation costs at the site. In November 2000, TDY filed a cost recovery and contribution action against the U.S. Government. In March 2003, the Court ordered the parties to the action to fund a portion of the remediation costs at the site. In July 2004, TDY, the U.S. Government and the EPA entered into an Interim Agreement, under which the U.S. Government funded $20.9 million and TDY funded $1 million of the remediation costs at the site. In November 2005, TDY sued other PRPs at the site seeking contribution to the response costs that have been and will continue to be incurred at the site. TDY, the other PRPs and the U.S. Government have been negotiating a resolution of this matter. TDY expects to seek contribution from other PRPs at the site. Based on information presently available, the Company believes its reserves on this matter are adequate. An adverse resolution of this matter could have a material adverse effect on the Company’s results of operations and financial condition.
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
     In April 2005, an unfavorable judgment of $5.3 million, including compensatory damages and prejudgment interest, was issued against TDY in a case filed in the United States District Court for the Northern District of Alabama relating to a disputed tantalum graded powder raw material supply arrangement. The supplier alleged that ATI Metalworking Products had failed to purchase certain tantalum graded powder under a supply contract, and TDY defended on the basis that the arrangement was a consignment with no purchase obligation. The Company has appealed the decision. Oral argument occurred in February, 2006.
     A number of other lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its currently and formerly owned businesses, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, taxes, environmental, health and safety and occupational disease, and stockholder matters. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.

Note 15. Selected Quarterly Financial Data (Unaudited) —

	Quarter Ended
(In millions except share and per share amounts)	March 31	June 30	September 30	December 31

2005 -
Sales	$879.6	$904.2	$861.7	$894.4
Gross profit	141.3	171.7	162.9	174.3
Income before cumulative effect of change in accounting principle	61.0	91.7	88.3	120.8
Net income	61.0	91.7	88.3	118.8

Basic income per common share before cumulative effect of change in accounting principle	$0.64	$0.96	$0.91	$1.24

Basic net income per common share	$0.64	$0.96	$0.91	$1.22

Diluted income per common share before cumulative effect of change in accounting principle	$0.61	$0.91	$0.87	$1.19

Diluted net income per common share	$0.61	$0.91	$0.87	$1.17

Average shares outstanding	96,052,147	96,502,225	97,167,790	97,881,373

2004 -
Sales	$577.8	$646.5	$730.6	$778.1
Gross profit	10.4	52.6	76.9	105.0
Net income (loss)	(50.4)	26.6	8.6	35.0

Basic net income (loss) per common share	$(0.63)	$0.33	$0.10	$0.37

Diluted net income (loss) per common share	$(0.63)	$0.31	$0.09	$0.35

Average shares outstanding	80,905,108	81,289,591	90,650,022	95,628,425

     The 2005 fourth quarter includes a $20.9 million net special gain associated with the reversal of the Company’s remaining valuation allowance for U.S. Federal net deferred tax assets of $44.9 million, partially offset by asset impairments and charges related to legal matters of $22.0 million, and a $2.0 million charge, reported as a cumulative effect accounting change, net of tax, for conditional asset retirement obligations.
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
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2005, and they concluded that these controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f ) and 15d-15(f ) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
     Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
     Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
     Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
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
     The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework.
     Based on our assessment, management has concluded that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.
     The Company’s independent registered public accounting firm that audited the financial statements included in this Annual Report issued an attestation report on our management’s assessment of the Company’s internal control over financial reporting.
Management’s Certifications
The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act have been included as Exhibits 31 and 32 in the Company’s Report on Form 10-K. In addition, in 2005 the Company’s Chief Executive Officer provided to the New York Stock Exchange the annual CEO certification regarding the Company’s compliance with the New York Stock Exchange’s corporate governance listing standards.
/s/ L. Patrick Hassey

L. Patrick Hassey
Chairman, President and Chief Executive Officer
/s/ Richard J. Harshman

Richard J. Harshman
Executive Vice President-Finance and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Allegheny Technologies Incorporated
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Allegheny Technologies Incorporated maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Allegheny Technologies Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, management’s assessment that Allegheny Technologies Incorporated maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Allegheny Technologies Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Allegheny Technologies Incorporated as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Allegheny Technologies Incorporated and our report dated February 23, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
February 23, 2006

Item 9B. Other Information
Not applicable
PART III
Item 10. Directors and Executive Officers of the Registrant
In addition to the information set forth under the caption “Principal Officers of the Registrant” in Part I of this report, the information concerning our directors required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Our Corporate Governance” and “Election of Directors” in Allegheny Technologies’ Proxy Statement for the 2006 Annual Meeting of Stockholders (the “2006 Proxy Statement”), which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year. Information concerning the Audit Committee and its financial expert required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Committees of the Board of Directors – Audit Committee” in the 2006 Proxy Statement. Information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated and made a part hereof by reference to the material appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2006 Proxy Statement. Information concerning the executive officers of Allegheny Technologies is contained in Part I of this Form 10-K under the caption “Principal Officers of the Registrant.”
     Allegheny Technologies has adopted Corporate Guidelines for Business Conduct and Ethics that apply to all employees including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Allegheny Technologies will provide a copy free of charge. To obtain a copy, contact the Corporate Secretary, Allegheny Technologies Incorporated, 1000 Six PPG Place, Pittsburgh, Pennsylvania 15222-5479 (telephone: 412-394-2836). The Corporate Guidelines for Business Conduct and Ethics as well as the charters for the Company’s Audit, Finance, Nominating and Governance, Personnel and Compensation, Technology and Executive Committees, as well as periodic and current reports filed with the SEC, are available through the Company’s web site at http://www.alleghenytechnologies.com and are available in print to any shareholder upon request. The Company intends to post on its web site any waiver from or amendment to the guidelines that apply to the officers named that relate to elements of the code of ethics identified by the Securities and Exchange Commission.
Item 11. Executive Compensation
Information required by this item is incorporated by reference to “Director Compensation,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” as set forth in the 2006 Proxy Statement. We do not incorporate by reference in this Form 10-K either the “Report on Executive Compensation” or the “Cumulative Total Stockholder Return” section of the 2006 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the ownership of equity securities by certain beneficial owners and management is incorporated by reference to “Stock Ownership Information” as set forth in the 2006 Proxy Statement.
Equity Compensation Plan Information
Information about our equity compensation plans at December 31, 2005 was as follows:

			(c)
			Number of Shares
			Remaining
			Available for
	(a)		Future Issuance
	Number of Shares	(b)	Under Equity
	to be Issued Upon	Weighted Average	Compensation Plans (1)
	Exercise of	Exercise Price of	(excluding securities
(In thousands, except per share amounts)	Outstanding Options	Outstanding Options	reflected in column (a))

Equity Compensation Plans Approved by Shareholders	3,660	$13.79	2,966

Equity Compensation Plans Not Approved by Shareholders	0	$0	0

Total	3,660	$13.79	2,966

(1)	Includes 125,000 shares available for issuance under the Non-Employee director Compensation Plan (in the form of options or shares) and 2.8 million shares available for issuance under the 2000 Incentive Plan (which provides for the issuance of stock options and stock appreciation rights, restricted shares and other-stock-based awards). The total number of shares authorized under the Incentive Plan is 10% of the outstanding shares, as such number shall increase during the 10-year term of the Plan. Of these shares, a maximum of 2.2 million shares have been reserved for issuance for award periods under the Total Shareholder Return Incentive Compensation Program. See note 7. Stockholders’ Equity for a discussion of the Company’s stock-based compensation plans.
Item 13. Certain Relationships and Related Transactions
Information required by this item is incorporated by reference to “Certain Transactions” as set forth in the 2006 Proxy Statement.
Item 14. Principal Accountant Fees and Services
Information required by this item is incorporated by reference to Item B – “Ratification of Selection of Independent Auditors” including “Audit Committee Pre-Approval Policy” and “Independent Auditor: Services and Fees,” as set forth in the 2006 Proxy Statement.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Exhibits and Financial Statement Schedules:
(1) Financial Statements
     The following consolidated financial statements and report are filed as part of this report under Item 8 – “Financial Statements and Supplementary Data”:
Consolidated Statements of Operations — Years Ended December 31, 2005, 2004, and 2003
Consolidated Balance Sheets at December 31, 2005 and 2004
Consolidated Statements of Cash Flows — Years Ended December 31, 2005, 2004, and 2003
Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2005, 2004, and 2003
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
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

Exhibit
No.	Description

3.1	Certificate of Incorporation of Allegheny Technologies Incorporated, as amended, (incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12001)).

3.2	Amended and Restated Bylaws of Allegheny Technologies Incorporated (incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12001)).

4.1	First Amended and Restated Revolving Credit and Security Agreement dated August 4, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-12001)).

4.2	Indenture dated as of December 18, 2001 between Allegheny Technologies Incorporated and The Bank of New York, as trustee, relating to Allegheny Technologies Incorporated 8.375% Notes due 2011 (incorporated by reference to Exhibit 4.2 to the Registrant’s Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12001)).

4.3	Form of 8.375% Notes due 2011 (included as part of Exhibit 4.2).

4.4	Indenture dated as of December 15, 1995 between Allegheny Ludlum Corporation and The Chase Manhattan Bank (National Association), as trustee (relating to Allegheny Ludlum Corporation’s 6.95% Debentures due 2025) (incorporated by reference to Exhibit 4(a) to Allegheny Ludlum Corporation’s Report on Form 10-K for the year ended December 31, 1995 (File No. 1-9498)), and First Supplemental Indenture by and among Allegheny Technologies Incorporated, Allegheny Ludlum Corporation and The Chase Manhattan Bank (National Association), as Trustee, dated as of August 15, 1996 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated August 15, 1996 (File No. 1-12001)).

4.5	Rights Agreement dated March 12, 1998, including Certificate of Designation for Series A Junior Participating Preferred Stock as filed with the State of Delaware on March 13, 1998 (incorporated by reference to Exhibit 1 to the Registrant’s Current report on Form 8-K dated March 12, 1998 (File No. 1-12001)).

10.1	Allegheny Technologies Incorporated 1996 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12001)).*

10.2	Allegheny Technologies Incorporated 1996 Non-Employee Director Stock Compensation Plan, as amended December 17, 1998 (incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-K for the year ended December 31, 1998 (File
No. 1-12001)).*

10.3	Allegheny Technologies Incorporated Fee Continuation Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12001)).*

10.4	Supplemental Pension Plan for Certain Key Employees of Allegheny Technologies Incorporated and its subsidiaries (formerly known as the Allegheny Ludlum Corporation Key Man Salary Continuation Plan) (incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12001)).*

10.5	Allegheny Technologies Incorporated Benefit Restoration Plan, as amended (incorporated by reference to Exhibit 10.8 to the Registrant’s Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12001)).*

10.6	Teledyne, Inc. 1995 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit A to Teledyne, Inc.’s 1995 proxy statement (File No. 1-5212)).*

10.7	Employment Agreement dated August 26, 2003 between Allegheny Technologies Incorporated and L. Patrick Hassey (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q dated November 4, 2003 (File No. 1-12001)).*

10.8	Employment Agreement dated July 15, 1996 between Allegheny Technologies Incorporated and Jon D. Walton (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 (No. 333-8235)).*

10.9	Allegheny Technologies Incorporated 2000 Incentive Plan, as amended (filed herewith).*

10.10	Total Shareholder Return Incentive Compensation Program effective January 1, 2003 (incorporated by reference to Exhibit 10.12 to the Registrant’s Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12001)).*

Exhibit
No.	Description
10.11	Amendment to the Allegheny Technologies Incorporated Pension Plan effective January 1, 2003 (incorporated by reference to Exhibit 10.20 to the Registrant’s Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12001)).*

10.12	Asset Purchase Agreement, dated February 16, 2004, by and among J&L Specialty Steel, LLC, Arcelor S.A., Jewel Acquisition LLC, and Allegheny Ludlum Corporation (incorporated by reference to Exhibit 99.2 to the Registrant’s Report on Form 8-K/A filed on February 17, 2004 (File No. 1-12001)).

10.13	Administrative Rules for the Total Shareholder Return Incentive Compensation Program (as amended effective as of January 1, 2004), and Form of Total Shareholder Return Incentive Compensation Plan Agreement for 2004 (incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K dated July 20, 2004 (File No. 1-12001)).*

10.14	Form of Restricted Stock Agreement dated March 11, 2004 (incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 8-K dated July 20, 2004 (File No. 1-12001)).*

10.15	Key Employee Performance Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 8-K dated July 20, 2004 (File No. 1-12001)).*

10.16	2005 Annual Incentive Plan (incorporated by reference to Exhibit 101.1 to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-12001)).*

10.17	Administrative Rules for the Total Shareholder Return Incentive Compensation Program (as amended effective as of January 1, 2005) and Form of Total Shareholder Return Incentive Plan Agreement effective as of January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-12001)).*

10.18	Form of Restricted Stock Agreement dated February 24, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-12001)).*

10.19	Key Employee Performance Plan, as amended February 24, 2005 (incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-12001)).*

10.20	Form of Amended and Restated Change in Control Severance Agreement, as amended and restated effective as of February 24, 2005 (incorporated by reference to Exhibit 10.5 to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2005 (File
No. 1-12001)).*

10.21	Summary of Non-employee Director Compensation (incorporated by reference to Exhibit 10.20 to the Registrant’s Report on Form 10-K for the year ended December 31, 2004 (File No. 1-121001)).*

10.22	2006 Annual Incentive Plan (filed herewith).*

10.23	Form of Total Shareholder Return Incentive Plan Agreement effective as of January 1, 2006 (filed herewith).*

10.24	Form of Restricted Stock Agreement dated February 22, 2006 (filed herewith).*

10.25	Key Employee Performance Plan, as amended February 22, 2006 (filed herewith).*

10.26	Form of Amended and Restated Change in Control Severance Agreement, as amended and restated effective as of February 22, 2006 (filed herewith).*

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).**

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).**

32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Report.

**	The Exhibit attached to this Form 10-K shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.
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

ALLEGHENY TECHNOLOGIES INCORPORATED

Date: March 1, 2006	By /s/ L. Patrick Hassey

L. Patrick Hassey
Chairman, President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the 1st day of March, 2006.

/s/ L. Patrick Hassey	/s/ Richard J. Harshman

L. Patrick Hassey	Richard J. Harshman
Chairman, President and Chief Executive Officer and Director	Executive Vice President, Finance And Chief Financial Officer (Principal Financial Officer)

/s/ Dale G. Reid

Dale G. Reid
Vice President, Controller, Chief Accounting Officer and Treasurer (Principal Accounting Officer)

/s/ H. Kent Bowen	/s/ W. Craig McClelland

H. Kent Bowen	W. Craig McClelland
Director	Director

/s/ Robert P. Bozzone	/s/ James E. Rohr

Robert P. Bozzone	James E. Rohr
Director	Director

/s/ Diane C. Creel	/s/ Louis J. Thomas

Diane C. Creel	Louis J. Thomas
Director	Director

/s/ James C. Diggs	/s/ John D. Turner

James C. Diggs	John D. Turner
Director	Director

/s/ Michael J. Joyce
Michael J. Joyce
Director

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Certificate of Incorporation of Allegheny Technologies Incorporated, as amended, (incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12001)).

3.2	Amended and Restated Bylaws of Allegheny Technologies Incorporated (incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12001)).

4.1	First Amended and Restated Revolving Credit and Security Agreement dated August 4, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-12001)).

4.2	Indenture dated as of December 18, 2001 between Allegheny Technologies Incorporated and The Bank of New York, as trustee, relating to Allegheny Technologies Incorporated 8.375% Notes due 2011 (incorporated by reference to Exhibit 4.2 to the Registrant’s Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12001)).

4.3	Form of 8.375% Notes due 2011 (included as part of Exhibit 4.2).

4.4	Indenture dated as of December 15, 1995 between Allegheny Ludlum Corporation and The Chase Manhattan Bank (National Association), as trustee (relating to Allegheny Ludlum Corporation’s 6.95% Debentures due 2025) (incorporated by reference to Exhibit 4(a) to Allegheny Ludlum Corporation’s Report on Form 10-K for the year ended December 31, 1995 (File No. 1-9498)), and First Supplemental Indenture by and among Allegheny Technologies Incorporated, Allegheny Ludlum Corporation and The Chase Manhattan Bank (National Association), as Trustee, dated as of August 15, 1996 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated August 15, 1996 (File No. 1-12001)).

4.5	Rights Agreement dated March 12, 1998, including Certificate of Designation for Series A Junior Participating Preferred Stock as filed with the State of Delaware on March 13, 1998 (incorporated by reference to Exhibit 1 to the Registrant’s Current report on Form 8-K dated March 12, 1998 (File No. 1-12001)).

10.1	Allegheny Technologies Incorporated 1996 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12001)).*

10.2	Allegheny Technologies Incorporated 1996 Non-Employee Director Stock Compensation Plan, as amended December 17, 1998 (incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-K for the year ended December 31, 1998 (File
No. 1-12001)).*

10.3	Allegheny Technologies Incorporated Fee Continuation Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12001)).*

10.4	Supplemental Pension Plan for Certain Key Employees of Allegheny Technologies Incorporated and its subsidiaries (formerly known as the Allegheny Ludlum Corporation Key Man Salary Continuation Plan) (incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12001)).*

10.5	Allegheny Technologies Incorporated Benefit Restoration Plan, as amended (incorporated by reference to Exhibit 10.8 to the Registrant’s Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12001)).*

10.6	Teledyne, Inc. 1995 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit A to Teledyne, Inc.’s 1995 proxy statement (File No. 1-5212)).*

10.7	Employment Agreement dated August 26, 2003 between Allegheny Technologies Incorporated and L. Patrick Hassey (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q dated November 4, 2003 (File No. 1-12001)).*

10.8	Employment Agreement dated July 15, 1996 between Allegheny Technologies Incorporated and Jon D. Walton (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 (No. 333-8235)).*

10.9	Allegheny Technologies Incorporated 2000 Incentive Plan, as amended (filed herewith).*

10.10	Total Shareholder Return Incentive Compensation Program effective January 1, 2003 (incorporated by reference to Exhibit 10.12 to the Registrant’s Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12001)).*

Exhibit
No.	Description

10.11	Amendment to the Allegheny Technologies Incorporated Pension Plan effective January 1, 2003 (incorporated by reference to Exhibit 10.20 to the Registrant’s Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12001)).*

10.12	Asset Purchase Agreement, dated February 16, 2004, by and among J&L Specialty Steel, LLC, Arcelor S.A., Jewel Acquisition LLC, and Allegheny Ludlum Corporation (incorporated by reference to Exhibit 99.2 to the Registrant’s Report on Form 8-K/A filed on February 17, 2004 (File No. 1-12001)).

10.13	Administrative Rules for the Total Shareholder Return Incentive Compensation Program (as amended effective as of January 1, 2004), and Form of Total Shareholder Return Incentive Compensation Plan Agreement for 2004 (incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K dated July 20, 2004 (File No. 1-12001)).*

10.14	Form of Restricted Stock Agreement dated March 11, 2004 (incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 8-K dated July 20, 2004 (File No. 1-12001)).*

10.15	Key Employee Performance Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 8-K dated July 20, 2004 (File No. 1-12001)).*

10.16	2005 Annual Incentive Plan (incorporated by reference to Exhibit 101.1 to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-12001)).*

10.17	Administrative Rules for the total Shareholder Return Incentive Compensation Program (as amended effective as of January 1, 2005) and Form of Total Shareholder Return Incentive Plan Agreement effective as of January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-12001)).*

10.18	Form of Restricted Stock Agreement dated February 24, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-12001)).*

10.19	Key Employee Performance Plan, as amended February 24, 2005 (incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-12001)).*

10.20	Form of Amended and Restated Change in Control Severance Agreement, as amended and restated effective as of February 24, 2005 (incorporated by reference to Exhibit 10.5 to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2005 (File
No. 1-12001)).*

10.21	Summary of Non-employee Director Compensation (incorporated by reference to Exhibit 10.20 to the Registrant’s Report on Form 10-K for the year ended December 31, 2004 (File No. 1-121001)).*

10.22	2006 Annual Incentive Plan (filed herewith).*

10.23	Form of Total Shareholder Return Incentive Plan Agreement effective as of January 1, 2006 (filed herewith).*

10.24	Form of Restricted Stock Agreement dated February 22, 2006 (filed herewith).*

10.25	Key Employee Performance Plan, as amended February 22, 2006 (filed herewith).*

10.26	Form of Amended and Restated Change in Control Severance Agreement, as amended and restated effective as of February 22, 2006 (filed herewith).*

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a — 14(a) or 15d — 14(a) (filed herewith).**

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a — 14(a) or 15d — 14(a) (filed herewith).**

32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Report.

**	The Exhibit attached to this Form 10-K shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.
     Certain instruments defining the rights of holders of long-term debt of the Company and its subsidiaries have been omitted from the Exhibits in accordance with Item 601(b)(4)(iii) of Regulation S-K. A copy of any omitted document will be furnished to the Commission upon request.