Form 10-Q
period 2006-03-31
ALLEGHENY TECHNOLOGIES INC
filed 2006-05-05
CIK 1018963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
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
Yes ☑                      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act: (Check one):
Large accelerated filer ☑                      Accelerated filer ☐                      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                      No ☑
     At April 28, 2006, the registrant had outstanding 100,266,955 shares of its Common Stock.

ALLEGHENY TECHNOLOGIES INCORPORATED
SEC FORM 10-Q
QUARTER ENDED MARCH 31, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$359.1	$362.7
Accounts receivable, net	512.2	442.1
Inventories, net	701.7	607.1
Deferred income taxes	27.7	22.8
Prepaid expenses and other current assets	34.3	49.3

Total Current Assets	1,635.0	1,484.0

Property, plant and equipment, net	742.9	704.9
Cost in excess of net assets acquired	200.6	199.7
Deferred income taxes	156.9	155.3
Deferred pension asset	100.6	100.6
Other assets	88.1	87.1

Total Assets	$2,924.1	$2,731.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$368.0	$312.9
Accrued liabilities	220.8	216.1
Accrued income taxes	49.6	18.5
Short-term debt and current portion of long-term debt	18.0	13.4

Total Current Liabilities	656.4	560.9

Long-term debt	540.9	547.0
Accrued postretirement benefits	459.2	461.5
Pension liabilities	257.8	242.9
Other long-term liabilities	109.8	119.4

Total Liabilities	2,024.1	1,931.7

Stockholders’ Equity:
Preferred stock, par value $0.10: authorized- 50,000,000 shares; issued-none	—	—
Common stock, par value $0.10, authorized-500,000,000 shares; issued-100,043,616 shares at March 31, 2006 and 98,951,490 at December 31, 2005; outstanding-100,042,562 shares at March 31, 2006 and 98,200,561 shares at December 31, 2005	10.0	9.9
Additional paid-in capital	542.1	535.6
Retained earnings	724.4	642.6
Treasury stock: 1,054 shares at March 31, 2006 and 750,929 shares at December 31, 2005	—	(18.8)
Accumulated other comprehensive loss, net of tax	(376.5)	(369.4)

Total Stockholders’ Equity	900.0	799.9

Total Liabilities and Stockholders’ Equity	$2,924.1	$2,731.6

The accompanying notes are an integral part of these statements.

ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Sales	$1,040.5	$879.6

Costs and expenses:
Cost of sales	798.6	738.3
Selling and administrative expenses	72.9	66.8

Income before interest, other income (expense), and income taxes	169.0	74.5

Interest expense, net	(7.5)	(10.4)
Other income (expense)	(1.3)	(0.8)

Income before income tax provision	160.2	63.3

Income tax provision	57.7	2.3

Net income	$102.5	$61.0

Basic net income per common share	$1.04	$0.64

Diluted net income per common share	$1.00	$0.61

Dividends declared per common share	$0.10	$0.06

The accompanying notes are an integral part of these statements.

ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Operating Activities:
Net income	$102.5	$61.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18.8	17.8
Deferred income taxes	(2.0)	(0.4)
Change in operating assets and liabilities:
Inventories	(94.6)	(55.1)
Accounts receivable	(70.1)	(67.7)
Accounts payable	55.2	10.2
Accrued income taxes, net of tax benefits on share-based compensation	31.1	—
Pension assets and liabilities	14.5	14.7
Postretirement benefits	(2.3)	(2.2)
Accrued liabilities and other	(17.9)	17.0

Cash provided by (used in) operating activities	35.2	(4.7)

Investing Activities:
Purchases of property, plant and equipment	(52.3)	(7.2)
Asset disposals and other	(0.2)	(0.6)

Cash used in investing activities	(52.5)	(7.8)

Financing Activities:
Payments on long-term debt and capital leases	(1.9)	(12.5)
Borrowings on long-term debt	—	5.2
Net borrowings under credit facilities	0.3	1.5

Net decrease in debt	(1.6)	(5.8)
Exercises of stock options	16.9	4.5
Tax benefits on share-based compensation	8.3	—
Dividends paid	(9.9)	(5.8)

Cash provided by (used in) financing activities	13.7	(7.1)

Decrease in cash and cash equivalents	(3.6)	(19.6)
Cash and cash equivalents at beginning of the year	362.7	250.8

Cash and cash equivalents at end of period	$359.1	$231.2

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
     These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K. The results of operations for these interim periods are not necessarily indicative of the operating results for any future period.
Note 2. Acquisitions
     On June 1, 2004, a subsidiary of the Company acquired substantially all of the assets of J&L Specialty Steel, LLC (“J&L”), a producer of flat-rolled stainless steel products with operations in Midland, Pennsylvania and Louisville, Ohio, for $69 million in total consideration, including the assumption of certain current liabilities, and which is subject to final adjustment. The acquired operations were integrated into the Allegheny Ludlum operation, which is part of the Company’s Flat-Rolled Products business segment. The purchase price included payment of $7.5 million at closing, the issuance to the seller of a non-interest bearing $7.5 million promissory note that matured, and was paid, on June 1, 2005, and the issuance to the seller of a promissory note in the principal amount of $54 million, which is secured by the property, plant and equipment acquired, and which is subject to adjustment on the terms set forth in the asset purchase agreement and has a final maturity of July 1, 2011. The purchase price will be finalized upon agreement between buyer and seller regarding certain working capital adjustments.
Note 3. Inventories
     Inventories at March 31, 2006 and December 31, 2005 were as follows (in millions):

	March 31,	December 31,
	2006	2005
Raw materials and supplies	$136.9	$111.1
Work-in-process	699.0	645.4
Finished goods	147.9	128.5

Total inventories at current cost	983.8	885.0

Less allowances to reduce current cost values to LIFO basis	(276.6)	(269.7)
Progress payments	(5.5)	(8.2)

Total inventories, net	$701.7	$607.1

     Inventories are stated at the lower of cost (last-in, first-out (“LIFO”), first-in, first-out (“FIFO”), and average cost methods) or market, less progress payments. Most of the Company’s inventory is valued utilizing the LIFO costing methodology. Inventory of the Company’s non-U.S. operations is valued using average cost or FIFO methods. The effect of using the LIFO methodology to value inventory, rather than FIFO, increased cost of sales by $6.9 million for the first three months of 2006 compared to $5.7 million for the first three months of 2005.

Note 4. Supplemental Financial Statement Information
     Property, plant and equipment at March 31, 2006 and December 31, 2005 were as follows (in millions):

	March 31,	December 31,
	2006	2005
Land	$23.6	$23.5
Buildings	227.2	230.8
Equipment and leasehold improvements	1,586.1	1,580.1

	1,836.9	1,834.4
Accumulated depreciation and amortization	(1,094.0)	(1,129.5)

Total property, plant and equipment, net	$742.9	$704.9

Note 5. Debt
     Debt at March 31, 2006 and December 31, 2005 was as follows (in millions):

	March 31,	December 31,
	2006	2005
Allegheny Technologies $300 million 8.375% Notes due 2011, net (a)	$307.2	$307.5
Allegheny Ludlum 6.95% debentures, due 2025	150.0	150.0
Promissory note for J&L asset acquisition	54.0	54.0
Domestic Bank Group $325 million secured credit agreement	—	—
Foreign credit agreements	22.8	23.7
Industrial revenue bonds, due through 2020	11.8	11.8
Capitalized leases and other	13.1	13.4

Total short-term and long-term debt	558.9	560.4
Short-term debt and current portion of long-term debt	(18.0)	(13.4)

Total long-term debt	$540.9	$547.0

(a)	Includes fair value adjustments for settled interest rate swap contracts of $11.8 million at March 31, 2006 and $12.2 million at December 31, 2005.
     The Company has a $325 million senior secured domestic revolving credit facility (“the facility”), which is secured by all accounts receivable and inventory of its U.S. operations, and includes capacity for up to $175 million in letters of credit. As of March 31, 2006, there had been no borrowings made under the facility, although a portion of the facility is used to support approximately $93 million in letters of credit.

Note 6. Per Share Information
     The following table sets forth the computation of basic and diluted net income per common share (in millions, except share and per share amounts):

	Three Months Ended
	March 31,
	2006	2005
Numerator for basic and diluted net income per common share — net income	$102.5	$61.0

Denominator:
Denominator for basic net income per common share-weighted average shares	98.7	95.4
Effect of dilutive securities:
Option equivalents	1.5	1.9
Contingently issuable shares	2.5	2.6

Denominator for diluted net income per common share – adjusted weighted average shares and assumed conversions	102.7	99.9

Basic net income per common share	$1.04	$0.64

Diluted net income per common share	$1.00	$0.61

     For the quarter ended March 31, 2006, there were no weighted average shares issuable upon the exercise of stock options which were antidilutive. For the quarter ended March 31, 2005, 0.4 million weighted average shares issuable upon the exercise of stock options were antidilutive, and thus not included in the calculation.
Note 7. Comprehensive Income
     The components of comprehensive income, net of tax, were as follows (in millions):

	Three Months Ended
	March 31,
	2006	2005
Net income	$102.5	$61.0

Foreign currency translation gains	3.7	0.4
Unrealized gains (losses) on energy, raw material and currency hedges, net of tax	(10.8)	18.5

	(7.1)	18.9

Comprehensive income	$95.4	$79.9

Note 8. Income Taxes
     The first quarter 2006 includes a provision for income taxes of $57.7 million, or 36% of income before tax, for U.S. Federal, foreign and state income taxes. The first quarter 2005 included a provision of $2.3 million, or 3.6% of income before tax, principally related to foreign and state income taxes. Prior to the fourth quarter 2005, the Company maintained a valuation allowance for a major portion of its U.S. Federal deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, due to uncertainty regarding full utilization of the net deferred tax asset, including the 2003 and 2004 unutilized net operating losses.

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
     For the three months ended March 31, 2006 and 2005, the components of pension expense for the Company’s defined benefit plans and components of other postretirement benefit expense included the following (in millions):

	Three Months Ended
	March 31,
	2006	2005
Pension Benefits:
Service cost — benefits earned during the year	$7.1	$7.0
Interest cost on benefits earned in prior years	32.1	31.4
Expected return on plan assets	(40.6)	(38.4)
Amortization of prior service cost	4.8	5.4
Amortization of net actuarial loss	12.6	10.5

Total pension expense	$16.0	$15.9

	Three Months Ended
	March 31,
	2006	2005
Other Postretirement Benefits:
Service cost — benefits earned during the year	$0.7	$0.8
Interest cost on benefits earned in prior years	8.1	8.1
Expected return on plan assets	(1.6)	(2.0)
Amortization of prior service cost	(6.6)	(6.6)
Amortization of net actuarial loss	4.0	4.0

Total other postretirement benefit expense	$4.6	$4.3

Total retirement benefit expense	$20.6	$20.2

Note 10. Business Segments
     Following is certain financial information with respect to the Company’s business segments for the periods indicated (in millions):

	Three Months Ended
	March 31,
	2006	2005
Total sales:
High-Performance Metals	$431.3	$279.2
Flat-Rolled Products	538.8	530.2
Engineered Products	115.1	97.1

	1,085.2	906.5
Intersegment sales:
High-Performance Metals	19.2	16.5
Flat-Rolled Products	21.6	5.3
Engineered Products	3.9	5.1

	44.7	26.9
Sales to external customers:
High-Performance Metals	412.1	262.7
Flat-Rolled Products	517.2	524.9
Engineered Products	111.2	92.0

	$1,040.5	$879.6

Operating profit:
High-Performance Metals	$142.7	$63.5
Flat-Rolled Products	48.0	39.2
Engineered Products	17.6	11.2

Total operating profit	208.3	113.9

Corporate expenses	(13.9)	(10.3)
Interest expense, net	(7.5)	(10.4)
Other expense, net of gains on asset sales	(6.1)	(9.7)
Retirement benefit expense	(20.6)	(20.2)

Income before income taxes	$160.2	$63.3

     Retirement benefit expense represents pension expense and other postretirement benefit expense. Operating profit with respect to the Company’s business segments excludes any retirement benefit expense.
     Corporate expenses for the first three months of 2006 were $13.9 million, compared to $10.3 million for the first three months of 2005. This increase is due primarily to expenses associated with annual and long-term performance-based incentive compensation programs.
     Other expense, net of gains on asset sales, includes charges incurred in connection with closed operations, pretax gains and losses on the sale of surplus real estate and other assets, and other non-operating income or expense. These items are presented primarily in selling and administrative expenses and in other expense in the statement of income. These items resulted in net charges of $6.1 million for the first three months of 2006 and $9.7 million for the first three months of 2005. Other expense for the first three months of 2005 includes litigation expense of $5.3 million relating to an unfavorable court judgment concerning a commercial dispute with a raw materials supplier.
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
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
March 31, 2006

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and cash equivalents	$0.8	$34.3	$324.0	$—	$359.1
Accounts receivable, net	0.5	199.2	312.5	—	512.2
Inventories, net	—	281.8	419.9	—	701.7
Deferred income taxes	27.7	—	—	—	27.7
Prepaid expenses and other current assets	0.9	6.1	27.3	—	34.3

Total current assets	29.9	521.4	1,083.7	—	1,635.0
Property, plant and equipment, net	0.1	298.0	444.8	—	742.9
Cost in excess of net assets acquired	—	112.1	88.5	—	200.6
Deferred income taxes	156.9	—	—	—	156.9
Deferred pension asset	100.6	—	—	—	100.6
Investments in subsidiaries and other assets	2,205.5	714.7	839.5	(3,671.6)	88.1

Total assets	$2,493.0	$1,646.2	$2,456.5	$(3,671.6)	$2,924.1

Liabilities and stockholders’ equity:
Accounts payable	$4.0	$171.0	$193.0	$—	$368.0
Accrued liabilities	956.9	72.3	498.6	(1,307.0)	220.8
Accrued income taxes	49.6	—	—	—	49.6
Short-term debt and current portion of long-term debt	—	5.9	12.1	—	18.0

Total current liabilities	1,010.5	249.2	703.7	(1,307.0)	656.4
Long-term debt	307.2	400.5	33.2	(200.0)	540.9
Accrued postretirement benefits	—	265.0	194.2	—	459.2
Pension liabilities	257.8	—	—	—	257.8
Other long-term liabilities	17.5	27.9	64.4	—	109.8

Total liabilities	1,593.0	942.6	995.5	(1,507.0)	2,024.1

Total stockholders’ equity	900.0	703.6	1,461.0	(2,164.6)	900.0

Total liabilities and stockholders’ equity	$2,493.0	$1,646.2	$2,456.5	$(3,671.6)	$2,924.1

Note 11. CONTINUED
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Income
For the three months ended March 31, 2006

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Sales	$—	$485.4	$555.1	$—	$1,040.5
Cost of sales	10.7	433.8	353.8	0.3	798.6
Selling and administrative expenses	22.9	10.7	39.4	(0.1)	72.9
Interest income (expense), net	(8.3)	0.2	0.6	—	(7.5)
Other income (expense) including equity in income of unconsolidated subsidiaries	202.1	0.3	(1.5)	(202.2)	(1.3)

Income before income tax provision	160.2	41.4	161.0	(202.4)	160.2
Income tax provision	57.7	—	—	—	57.7

Net income	$102.5	$41.4	$161.0	$(202.4)	$102.5

Condensed Statements of Cash Flows
For the three months ended March 31, 2006

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) operating activities	$(15.1)	$22.3	$28.0	$—	$35.2
Cash flows provided by (used in) investing activities	(0.1)	(10.9)	(41.5)	—	(52.5)
Cash flows provided by (used in) financing activities	15.3	—	(1.6)	—	13.7

Increase (decrease) in cash and cash equivalents	$0.1	$11.4	$(15.1)	$—	$(3.6)

Note 11. CONTINUED
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
December 31, 2005

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and cash equivalents	$0.7	$22.9	$339.1	$—	$362.7
Accounts receivable, net	0.2	163.2	278.7	—	442.1
Inventories, net	—	244.2	362.9	—	607.1
Deferred income taxes	22.8	—	—	—	22.8
Prepaid expenses, and other current assets	0.1	3.8	45.4	—	49.3

Total current assets	23.8	434.1	1,026.1	—	1,484.0
Property, plant and equipment, net	—	295.7	409.2	—	704.9
Cost in excess of net assets acquired	—	112.1	87.6	—	199.7
Deferred income taxes	155.3	—	—	—	155.3
Deferred pension asset	100.6	—	—	—	100.6
Investment in subsidiaries and other assets	1,917.5	726.6	693.7	(3,250.7)	87.1

Total assets	$2,197.2	$1,568.5	$2,216.6	$(3,250.7)	$2,731.6

Liabilities and stockholders’ equity:
Accounts payable	$2.5	$150.3	$160.1	$—	$312.9
Accrued liabilities	815.6	59.1	505.5	(1,145.6)	234.6
Short-term debt and current portion of long-term debt	—	—	13.4	—	13.4

Total current liabilities	818.1	209.4	679.0	(1,145.6)	560.9
Long-term debt	307.5	406.3	33.2	(200.0)	547.0
Accrued postretirement benefits	—	264.0	197.5	—	461.5
Pension liabilities	242.9	—	—	—	242.9
Other long-term liabilities	28.8	27.0	63.6	—	119.4

Total liabilities	1,397.3	906.7	973.3	(1,345.6)	1,931.7

Total stockholders’ equity	799.9	661.8	1,243.3	(1,905.1)	799.9

Total liabilities and stockholders’ equity	$2,197.2	$1,568.5	$2,216.6	$(3,250.7)	$2,731.6

Note 11. CONTINUED
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Income
For the three months ended March 31, 2005

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Sales	$—	$492.1	$387.5	$—	$879.6
Cost of sales	13.4	449.7	275.2	—	738.3
Selling and administrative expenses	19.5	9.1	38.2	—	66.8
Interest expense, net	(7.3)	(2.7)	(0.4)	—	(10.4)
Other income (expense) including equity in income of unconsolidated subsidiaries	103.5	1.1	0.5	(105.9)	(0.8)

Income before income tax provision	63.3	31.7	74.2	(105.9)	63.3
Income tax provision	2.3	—	—	—	2.3

Net income	$61.0	$31.7	$74.2	$(105.9)	$61.0

Condensed Statements of Cash Flows
For the three months ended March 31, 2005

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) operating activities	$35.0	$(53.8)	$37.5	$(23.4)	$(4.7)
Cash flows provided by (used in) investing activities	(33.8)	(2.7)	(15.7)	44.4	(7.8)
Cash flows provided by (used in) financing activities	(1.3)	11.5	3.7	(21.0)	(7.1)

Increase (decrease) in cash and cash equivalents	$(0.1)	$(45.0)	$25.5	$—	$(19.6)

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
     At March 31, 2006, the Company’s reserves for environmental remediation obligations totaled approximately $26 million, of which approximately $10.5 million were included in other current liabilities. The reserve includes estimated probable future costs of $9.3 million for federal Superfund and comparable state-managed sites; $8.7 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $5.6 million for owned or controlled sites at which Company operations have been discontinued; and $2.6 million for sites utilized by the Company in its ongoing operations. The Company continues to evaluate whether it may be able to recover a portion of future costs for environmental liabilities from third parties.
     The timing of expenditures depends on a number of factors that vary by site. The Company expects that it will expend present accruals over many years and that remediation of all sites with which it has been identified will be completed within thirty years.
     See Note 14. Commitments and Contingencies to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2005 for a discussion of legal proceedings affecting the Company. The following are updates to that discussion.
     In January 2006, the Company paid a $26.2 million judgment, including accrued interest, related to a San Diego, CA state court jury verdict against TDY Industries, Inc. and in favor of the San Diego Unified Port District (“Port District”) for breach of contract. As previously reported, the Company’s appeal of an adverse jury verdict in favor of the Port District in the amount of $22.7 million was denied on January 5, 2006. The case concerned a lease of property located in San Diego, CA.
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
     Reserves for restructuring charges recorded in prior years involving future payments were approximately $4 million at both March 31, 2006 and December 31, 2005. The reserves relate to severance obligations and environmental exit costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Allegheny Technologies Incorporated is one of the largest and most diversified producers of specialty metals in the world. Unless the context requires otherwise, “we”, “our” and “us” refer to Allegheny Technologies Incorporated and its subsidiaries.
Results of Operations
     We operate in the following three business segments, which accounted for the following percentages of total external sales for the first three months of 2006 and 2005:

	2006	2005
High Performance Metals	39%	30%
Flat-Rolled Products	50%	60%
Engineered Products	11%	10%
     Sales for the first quarter 2006 were $1.04 billion, up 18% compared to the first quarter 2005, and 16% higher than the fourth quarter 2005. Compared to the 2005 first quarter, sales for the 2006 first quarter increased 57% in the High Performance Metals segment and 21% in the Engineered Products segment, and declined about 1% in the Flat-Rolled Products segment. Our key growth markets, namely aerospace and defense, chemical process industry, oil and gas, electrical energy, and medical, remained strong, reaching 62% of our first quarter 2006 sales. Aerospace and defense was the largest of our markets at 31% of first quarter 2006 sales.
     Segment operating profit for the first quarter 2006 increased 83% compared to the first quarter 2005, to $208 million, or 20% of sales, as operational execution continued to improve. Operating performance in 2006 continued to benefit from strong end-market demand and higher selling prices for most of our products, and ATI Business System initiatives to reduce costs and improve productivity. Segment operating profit as a percentage of sales for the three month periods ended March 31, 2006 and 2005 were:

	Three Months Ended
	March 31,
	2006	2005
High Performance Metals	34.6%	24.2%
Flat-Rolled Products	9.3%	7.5%
Engineered Products	15.8%	12.2%
     For each of our three business segments, the amount of segment operating profit and the percentage of total segment operating profit for the three months ended March 31, 2006 and 2005 were:

	Three Months Ended
(in millions)	March 31,
Segment operating profit:	2006	2005
High Performance Metals	$142.7	$63.5
Percentage of total segment operating profit	68.5%	55.8%

Flat-Rolled Products	48.0	39.2
Percentage of total segment operating profit	23.0%	34.4%

Engineered Products	17.6	11.2
Percentage of total segment operating profit	8.5%	9.8%

Total segment operating profit	$208.3	$113.9

     Results for the first quarter 2006 included a LIFO inventory valuation reserve charge of $6.9 million, due primarily to higher titanium scrap costs. For the same 2005 period, the LIFO inventory valuation reserve charge was $5.7 million. First quarter 2006 cost reductions, before the effects of inflation, totaled $28 million.
     Income before tax for the first quarter 2006 was $160.2 million, an increase of $96.9 million compared to the first quarter 2005. Net income for the first quarter 2006 was $102.5 million, or $1.00 per share, compared to the first quarter 2005 of $61.0 million, or $0.61 per share. First quarter 2006 results include an income tax provision of $57.7 million, or 36% of income before tax, compared to an income tax provision of $2.3 million, or 3.6% of income before tax, for the comparable 2005 quarter. The 2005 first quarter benefited from a lower income tax provision due to a reduction in the valuation allowances associated with deferred tax assets.
     We expect 2006 to be a year of continuing profitable growth for ATI. Major markets served by our High Performance Metals and Engineered Products segments continue to be robust. We expect overall results in our Flat-Rolled Products segment to improve significantly in the second quarter 2006, compared to the first quarter 2006. We also expect operating cash flow to continue to be strong in 2006, enabling ATI to continue to self-fund our strategic investments for growth, and continue to improve our balance sheet.
High Performance Metals Segment
     Sales increased 57% to a record $412.1 million, compared to the first quarter 2005. Demand for our titanium alloys, nickel-based superalloys and vacuum melted specialty alloys was robust from the aerospace and defense market, and strong from the medical, and oil and gas markets. Demand was strong for our exotic alloys from the global corrosion markets and from the aerospace and defense, medical, and electrical energy markets. Segment operating profit in the quarter reached a record $142.7 million, or 34.6% of sales, a $79.2 million increase compared to the first quarter 2005. The significant increase in operating profit primarily resulted from increased shipments for most products, higher selling prices, and the benefits of gross cost reductions. In addition, raw material cost inflation and higher inventory levels resulted in a LIFO inventory valuation reserve charge of $6.9 million in the first quarter 2006 compared to a LIFO inventory valuation reserve charge of $6.0 million in the comparable 2005 period. Results for the 2006 first quarter benefited from $7.1 million of gross cost reductions.
     Certain comparative information on the segment’s major products for the three months ended March 31, 2006 and 2005 is provided in the following table:

	Three Months Ended
	March 31,		%
	2006	2005	Change
Volume (000’s pounds):
Nickel-based and specialty alloys	10,977	10,349	6%
Titanium mill products	6,391	6,137	4%
Exotic alloys	1,177	1,027	15%

Average prices (per pound):
Nickel-based and specialty alloys	$12.92	$9.77	32%
Titanium mill products	$31.58	$17.37	82%
Exotic alloys	$38.30	$40.48	(5)%
Exotic alloys average pricing declined primarily due to product mix.
Flat-Rolled Products Segment
     First quarter 2006 sales were $517.2 million, 1% lower than the first quarter 2005, as an improved product mix, higher base-selling prices, and higher raw material surcharges nearly offset a 9% reduction in pounds shipped. The majority of the decrease in pounds shipped is due to our focus on improving product mix and reducing shipments of low-value products. Demand was strong for our nickel-based alloys, specialty stainless, grain-oriented silicon, and titanium products from the chemical process industry, oil and gas, electrical energy, and aerospace and defense markets. Shipments of stainless steel to service centers began to improve in the first quarter 2006, compared to the second half 2005, as inventories returned to better balance and demand was healthy from major end markets. Total first quarter shipments increased by 24% compared to the fourth quarter 2005. Segment operating profit increased to $48.0 million, or 9.3% of sales, primarily as a result of improved product mix, higher base selling prices, and the benefit of gross cost reductions. No LIFO inventory valuation reserve charges were recorded in the first quarter of either 2006 or 2005. Results for the 2006 first quarter benefited from $19.0 million in gross cost reductions.
Comparative information on the segment’s products for the three months ended March 31, 2006 and 2005 is provided in the following table:

	Three Months Ended
	March 31,		%
	2006	2005	Change
Volume (000’s pounds):
High value	127,758	126,816	1%
Commodity	185,445	218,758	(15)%

Total	313,203	345,574	(9)%

Average prices (per lb.):
High value	$2.23	$2.01	11%
Commodity	$1.23	$1.22	1%
Combined Average	$1.64	$1.51	9%
Volume and average price data includes the classification of grain-oriented silicon electrical steel and tool steel as high-value products for all periods presented.
Engineered Products Segment
     Sales for the first quarter 2006 increased to a record $111.2 million, a 21% increase over the first quarter 2005, due to increased volume, including the effects of the U.K.-based Garryson Limited operations acquired in April 2005, and higher selling prices. Demand for our tungsten products was very strong from the oil and gas market and strong from the automotive, and construction and mining markets. Demand remained strong for our forged products from the Class 8 truck, construction and mining, and oil and gas markets. Demand for our cast products remained strong from the transportation, wind energy, and oil and gas markets. Segment operating profit in the first quarter 2006 improved to a record $17.6 million, or 15.8% of sales, primarily due to higher sales volumes, improved pricing, and the benefits of gross cost reductions. No LIFO inventory valuation reserve charges or benefits were recorded in the first quarter 2006. The first quarter 2005 included a LIFO inventory benefit of $0.3 million. Results benefited from $1.7 million of gross cost reductions.
Corporate Items
     Corporate expenses increased to $13.9 million for the first quarter of 2006, compared to $10.3 million in the year-ago period. This increase is due primarily to expenses associated with annual and long-term performance-based incentive compensation programs. We adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” on January 1, 2005. Compensation expense related to share-based incentive plans for the first three months of 2006 and 2005 was $3.1 million and $2.7 million, respectively.
     Net interest expense decreased to $7.5 million from $10.4 million for the same period last year primarily due to increased interest income resulting from higher cash balances, partially offset by higher interest rates on floating rate debt.
     Other expense, net of gains on asset sales, includes charges incurred in connection with closed operations, pretax gains and losses on the sale of surplus real estate and other assets, operating results from equity-method investees, minority interest and other non-operating income or expense. These items are presented primarily in selling and administration expenses, and in other income (expense) in the statement of income and resulted in other expense of $6.1 million for the first quarter of 2006 and $9.7 million for the first quarter of 2005. Other expense for 2005 includes litigation expense of $5.3 million relating to an unfavorable court judgment concerning a commercial dispute with a raw material supplier.

     Retirement benefit expense increased slightly to $20.6 million in the first quarter 2006, compared to $20.2 million in the first quarter 2005. Approximately $13.7 million of retirement benefit expense for both periods was non-cash. For the first quarter 2006, the amount of retirement benefit expense included in cost of sales was $13.4 million, and the amount included in selling and administrative expenses was $7.2 million. For the first quarter 2005, the amount of retirement benefit expense included in cost of sales was $14.2 million, and the amount included in selling and administrative expenses was $6.0 million.
     We are not required to make cash contributions to our U.S. defined benefit pension plan for 2006 and, based on current regulations and actuarial studies, we do not expect to be required to make cash contributions to our U.S. defined benefit pension plan during the next several years. However, we may elect, depending upon investment performance of the pension plan assets and other factors, to make voluntary cash contributions to this pension plan in the future.
Income Taxes
     Results for the first quarter 2006 include a provision for income taxes of $57.7 million, or 36% of income before tax, for U.S. Federal, foreign and state income taxes. The first quarter 2005 included a provision for income taxes of $2.3 million, or 3.6% of income before tax, principally related to foreign and state income taxes. Prior to the fourth quarter 2005, we maintained a valuation allowance for a major portion of our U.S. Federal deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes”, due to uncertainty regarding full utilization of our net deferred tax asset, including the 2003 and 2004 unutilized net operating losses. In 2005, we generated taxable income which exceeded the 2003 and 2004 net operating losses, allowing us to fully realize these U.S. Federal tax benefits. This realization of tax benefits, together with our improved profitability, required us to eliminate the remaining valuation allowance for U.S. Federal income taxes in the fourth quarter 2005 in accordance with SFAS No. 109. As a result, for 2006 and future periods we expect that our effective tax rate will return to a more normal percentage rate, such as that reflected in our first quarter 2006 results.
Financial Condition and Liquidity
Cash Flow and Working Capital
     During the three months ended March 31, 2006, cash provided by operating activities was $35.2 million, as the significant improvement in operating earnings more than offset a $126.0 million increase in managed working capital, and payment of a previously accrued judgment of $26.2 million. Investing activities included capital expenditures of $52.3 million. Cash provided by financing activities was $13.7 million in the first quarter 2006, as $16.9 million of proceeds received from the exercise of stock options, and tax benefits on share-based compensation of $8.3 million, more than offset dividend payments of $9.9 million and a reduction in foreign borrowings of $1.6 million. At March 31, 2006, cash and cash equivalents totaled $359.1 million, a decrease of $3.6 million from year end 2005.
     As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable and gross inventories, less accounts payable. In measuring performance in controlling this managed working capital, we exclude the effects of LIFO inventory valuation reserves, excess and obsolete inventory reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. At March 31, 2006, managed working capital was 27.2% of annualized sales compared to 30.3% of annualized sales at December 31, 2005. During the first three months of 2006, managed working capital increased by $126.0 million, to $1,174.0 million. The increase in managed working capital from December 31, 2005 was due to increased accounts receivable of $70.4 million, which reflects the higher level of sales in the first quarter 2006 compared to the fourth quarter 2005, and increased inventory of $109.0 million, mostly as a result of higher raw material costs and increased business volumes, which was partially offset by increased accounts payable of $53.3 million. Most of the increase in raw material costs is expected to be recovered through surcharges and index pricing mechanisms. Managed working capital has increased $610 million since year-end 2002, as our level of business activity has improved and raw material costs have increased. This increase in managed working capital is expected to represent a future source of cash if the level of business activity were to decline. While accounts receivable and inventory balances have increased during 2006, days sales outstanding, which measures actual collection timing for accounts receivable, have improved and gross inventory turns, which excludes the effect of LIFO inventory valuation reserves, was essentially the same as year-end 2005.

The components of managed working capital were as follows:

	March 31,	December 31,
(in millions)	2006	2005
Accounts receivable	$512.2	$442.1
Inventories	701.7	607.1
Accounts payable	(368.0)	(312.9)

Subtotal	845.9	736.3

Allowance for doubtful accounts	8.5	8.1
LIFO reserves	276.6	269.7
Corporate and other	43.0	33.9

Managed working capital	$1,174.0	$1,048.0

Annualized prior two months sales	$4,309.2	$3,461.1

Managed working capital as a % of annualized sales	27.2%	30.3%

Change in managed working capital from December 31, 2005	$126.0

Capital Expenditures
     Capital expenditures for 2006 are expected to be in the range of $225 to $250 million, of which approximately $52 million had been expended in the first three months of 2006.
     In July 2005, we announced a major expansion of our titanium production capabilities. We intend to invest approximately $100 million over the next 18 months to significantly increase our capacity to produce titanium and titanium alloys used for aero-engine rotating parts, airframe applications and in other global markets. We expect over $200 million of annual revenue growth potential when these projects are fully implemented in 2007. We expect to fund these capital expenditures through internal cash flow. Strategic capital projects associated with expanding our titanium production capabilities include:
•	Upgrading and restarting our previously idled titanium sponge facility in Albany, Oregon. We expect an annual production rate of 7.5 million pounds of titanium sponge from this facility as a result of the phase I investment. Titanium sponge is a critical material used to produce titanium mill products. The up-graded and modernized titanium sponge facility commenced initial start-up and test production in April 2006. We expect to be producing at the 7.5 million pounds annual rate by the end of June 2006.

•	Constructing a third plasma arc melt cold-hearth furnace at ATI Allvac’s North Carolina operations. We expect this new furnace to be qualified for production by late 2006. Plasma arc melting is a superior cold-hearth melt process for making alloyed titanium products for aero-engine rotating parts and biomedical applications.

•	Expanding high-value plate products capacity by 25%, primarily through investments at our plate products facilities in Western Pennsylvania.

•	Continued upgrading of our cold-rolling assets used in producing titanium sheet and strip products.
     In September 2005, we announced an expansion of our premium-melt nickel-based alloy, superalloy, and specialty alloy production capabilities. These investments are aimed at increasing our capacity to produce these high performance alloys used for aero-engine rotating parts; airframe applications; oil and gas exploration, extraction, and refining; and power generation land-based turbines and flue gas desulfurization pollution control units. These incremental capital investments of approximately $30 million through the end of 2006 are expected to be funded from internal cash flow. We expect approximately $70 million of annual revenue from these projects when they are implemented, beginning in the fourth quarter 2006. Major projects of this expansion, which is expected to increase our premium-melt capacity by approximately 20%, include:

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
     In March 2006, we announced the Phase II expansion of our titanium production capabilities. These investments, which total approximately $25 million, are aimed at increasing our capacity to produce titanium and titanium alloys for aerospace applications and other global markets. We expect approximately $100 million of annual revenue from these projects when they are fully implemented in the second quarter of 2007. We expect to fund these capital expenditures through internal cash flow. The Phase II expansion includes:
•	Additional titanium sponge capacity. We expect to add 3.75 million pounds of titanium sponge to our annual production capabilities beginning in the first half of 2007. In combination with the Phase I sponge investment, this brings our total annual titanium sponge capacity to approximately 11.25 million pounds.

•	Additional VAR capacity. We expect this new furnace to be in production by the end of the first quarter 2007. Titanium sponge, combined with titanium scrap and master alloy, is melted in a VAR to produce titanium ingot.
     Expected revenue growth amounts discussed above are based upon average product selling prices over the market cycle.
Dividends
     A regular quarterly dividend of $0.10 per share of common stock was declared on February 24, 2006, payable on March 28, 2006 to stockholders of record at the close of business on March 20, 2006. On May 4, 2006, a regular quarterly dividend of $0.10 per share of common stock was declared, payable on June 13, 2006 to stockholders of record at the close of business on May 30, 2006. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate.
Debt
     At March 31, 2006, we had $558.9 million in total outstanding debt, compared to $560.4 million at December 31, 2005, a decrease of $1.5 million. The decrease in debt was primarily due to reduced net borrowings at our foreign operations.
     In managing our overall capital structure, one of the measures on which we focus is net debt to total capitalization, which is the percentage of our debt to our total invested and borrowed capital. In determining this measure, debt and total capitalization are net of cash on hand which may be available to reduce borrowings. Our net debt to total capitalization improved to 18.2% at March 31, 2006 from 19.8% at December 31, 2005. The net debt to total capitalization was determined as follows:

(in millions)	March 31, 2006	December 31, 2005
Total debt	$558.9	$560.4
Less: cash	(359.1)	(362.7)

Net debt	$199.8	$197.7

Net debt	$199.8	$197.7
Stockholders’ equity	900.0	799.9

Total capital	$1,099.8	$997.6

Net debt to total capitalization	18.2%	19.8%
     We did not borrow funds under our $325 million secured domestic revolving credit facility (“the facility”) during the first three months of 2006, or during all of 2005, 2004 or 2003, although a portion of the facility has been utilized to support the issuance of letters of credit. Outstanding letters of credit issued under the facility at March 31, 2006 were approximately $93 million. The facility is secured by all accounts receivable and inventory of our U.S. operations. At March 31, 2006, we had the ability to access the entire $325 million undrawn availability under the facility, which is calculated including outstanding letters of credit and domestic cash on hand.

     We believe that internally generated funds, current cash on hand, and capacity provided from our secured credit facility will be adequate to meet our foreseeable liquidity needs.
Critical Accounting Policies
Inventory
     At March 31, 2006, we had net inventory of $701.7 million. Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO) and average cost methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. The prices for many of the raw materials we use have been volatile. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a rapid rise in raw material costs has a negative effect on our operating results. For example, during the first three months of 2006 the effect of the increase in raw material costs on our LIFO inventory valuation method resulted in cost of sales which was $6.9 million higher than would have been recognized if we utilized the FIFO methodology to value our inventory. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold.
     We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting reserve, if any, is recognized as an expense in the period that the need for the reserve is identified. At March 31, 2006, no such reserves were required. It is our general policy to write-down to scrap value any inventory that is identified as obsolete and any inventory that has aged or has not moved in more than twelve months. In some instances this criterion is up to twenty-four months due to the longer manufacturing and distribution process for such products.
Retirement Benefits
     We have defined pension plans and defined contribution plans covering substantially all of our employees. During the fourth quarter 2005 and in the third quarter 2004, we made voluntary cash contributions of $100 million and $50 million, respectively, to our U.S. defined pension plan to improve the plan’s funded position. We are not required to make a contribution to the U.S. defined benefit pension plan for 2006, and, based upon current regulations and actuarial analyses, we do not expect to be required to make cash contributions to the U.S. defined benefit pension plan for at least the next several years. However, we may elect, depending upon the investment performance of the pension plan assets and other factors, to make additional voluntary cash contributions to this pension plan in the future.
     We account for our defined benefit pension plans in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”), which requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. A significant element in determining our pension expense in accordance with SFAS 87 is the expected investment return on plan assets. In establishing the expected return on plan investments, which is reviewed annually in the fourth quarter, we take into consideration input from our third party pension plan asset managers and actuaries regarding the types of securities the plan investments are invested in, how those investments have performed historically, and expectations for how those investments will perform in the future. Based on this review, we currently use an expected return on pension plan investments of 8.75%. The assumed rate is applied to the market value of plan assets at the end of the previous year. This produces the expected return on plan assets that is included in annual pension expense for the current year. While the actual return on pension plan investments for 2005 was 9.7% and 11.7% in 2004, our expected return on pension plan investments for 2006 remains at 8.75%. The effect of increasing, or lowering, the expected return on pension plan investments by 0.25% results in a decrease or increase to annual pension expense of approximately $5 million. The cumulative difference between this expected return and the actual return on plan assets is deferred and amortized into pension expense over future periods. The amount of expected return on plan assets can vary significantly from year-to-year since the calculation is dependent on the market value of plan assets as of the end of the preceding year. U.S. generally accepted accounting principles allow companies to calculate the expected return on pension assets using either an average of fair market values of pension assets over a period not to exceed five years, which reduces the volatility in reported pension income or expense, or their fair market value at the end of the previous year. However, the Securities and Exchange Commission currently does not permit companies to change from the fair market value at the end of the previous year methodology, which is the methodology that we use, to an averaging of fair market values of plan assets methodology. As a result, our results of operations and those of other companies, including companies with which we compete, may not be comparable due to these different methodologies in calculating the expected return on pension investments.
     At the end of November each year, we determine the discount rate to be used to value pension plan liabilities. In accordance with SFAS 87, the discount rate reflects the current rate at which the pension liabilities could be effectively settled. In estimating this rate, we receive input from our actuaries regarding the rates of return on high quality, fixed-income investments with maturities matched to the expected future retirement benefit payments. Based on this assessment at the end of November 2005, we established a discount rate of 5.9% for valuing the pension liabilities as of the end of 2005, and for determining the pension expense for 2006. We had previously assumed a discount rate of 6.1% for 2004, which determined the 2005 expense. The effect of lowering the discount rate to 5.9% from 6.1% increased pension liabilities by approximately $47 million at 2005 year-end, and will increase pension expense by approximately $2 million in 2006. The effect on pension liabilities for changes to the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, are deferred and amortized over future periods in accordance with SFAS 87.
     Accounting standards require that a minimum pension liability be recorded when the value of pension assets is less than the accumulated benefit obligation (“ABO”) at the annual measurement date. As of November 30, 2005, our measurement date for pension accounting, the value of the accumulated pension benefit obligation (ABO) exceeded the value of pension investments by approximately $247 million. Minimum pension liability adjustments do not affect our reported results of operations and do not have a cash impact. In accordance with current accounting standards, the minimum pension liability and the resulting charge against stockholders’ equity will be adjusted in the fourth quarter of subsequent years to reflect the value of pension assets compared to ABO as of the end of November. If the level of pension assets exceeds the ABO as of a future measurement date, the full charge against stockholders’ equity would be reversed.
     We also sponsor several postretirement plans covering certain hourly and salaried employees and retirees. These plans provide health care and life insurance benefits for eligible employees. In most plans, our contributions towards premiums are capped based upon the cost of a certain date, thereby creating a defined contribution. For the non-collectively bargained plans, we maintain the right to amend or terminate the plans in the future. We account for these benefits in accordance with SFAS No. 106, “Employers’ Account for Postretirement Benefits Other Than Pensions” (“SFAS 106”), which requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as benefits are paid. We use actuarial assumptions, including the discount rate and the expected trend in health care costs, to estimate the costs and benefits obligations for the plans. The discount rate, which is determined annually at the end of November of each year, is developed based upon rates of return on high quality, fixed-income investments. At the end of 2005, we determined this rate to be 5.9%, a reduction from a 6.1% discount rate in 2004. The effect of lowering the discount rate to 5.9% from 6.1% increased 2005 postretirement benefit liabilities by approximately $9 million, and 2006 expenses will increase by approximately $0.3 million. Based upon significant cost increases quoted by our medical care providers and predictions of continued significant medical cost inflation in future years, the annual assumed rate of increase in the per capita cost of covered benefits for health care plans was 10.3% for 2006 and was assumed to gradually decrease to 5.0% in the year 2014 and remain level thereafter.
     The Medicare Prescription Drug, Improvements and Modernization Act (“Medicare Act”) was signed into law on December 8, 2003. The Medicare Act provides for a federal subsidy, with tax-free payments commencing in 2006, to sponsors of retiree health care benefits plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law. In January 2005, the U.S. Federal government issued final regulations which clarify how the Medicare Act is to be implemented. Based upon estimates from our actuaries, we expect that the federal subsidy included in the law will result in a reduction of other postretirement benefits obligation of approximately $70 million. This reduction is being recognized in the financial statements over a number of years as an actuarial experience gain.

     Certain of these postretirement benefits are funded using plan investments held in a VEBA trust. The expected return on plan investments is a significant element in determining postretirement benefit expenses in accordance with SFAS 106. In establishing the expected return on investments, which is reviewed annually in the fourth quarter, we take into consideration the types of securities the plan investments are invested in, how those investments have performed historically, and expectations for how those investments will perform in the future. For 2006, our expected return on investments held in the VEBA trust is 9%. This assumed long-term rate of return on investments is applied to the market value of plan investments at the end of the previous year. This produces the expected return on plan investments that is included in annual postretirement benefits expenses for the current year. While the actual return on investments held in the VEBA trust was 11.6% in both 2005 and 2004, our expected return on investments in the VEBA trust remains 9% for 2006. The expected return on investments held in the VEBA trust is expected to exceed the return on pension plan investments due to a higher percentage of private equity investments held by the VEBA trust.
     On March 31, 2006, the FASB issued an Exposure Draft of a proposed new accounting standard for pension and postretirement benefit plans which would amend FASB Statements No. 87 and No. 106, as the initial phase of an announced comprehensive project on employers’ accounting for defined benefit postretirement plans. The Exposure Draft would affect how defined benefit postretirement obligations, which include defined benefit pension and postretirement medical plans, are reported on the balance sheet but would have no impact on the statement of income. Based on the Exposure Draft, which is proposed to be effective for ATI’s 2006 fiscal year-end, the reporting of defined benefit postretirement plans would include the following changes:
•	Recognize in the balance sheet a defined benefit postretirement plan’s overfunded or underfunded status, measured as the difference between the fair value of plan assets and the benefit obligation. Currently, companies are required to adjust the value of pension assets and liabilities reflected on the balance sheet, other than for adjustments related to expense recognition and contribution activity, if pension plan assets are less than the accumulated benefit obligation (ABO) as of the plan’s measurement date. No comparable adjustment is currently required for postretirement medical plans. Under the Exposure Draft, the value of all defined benefit postretirement plan assets and liabilities reflected on the balance sheet, including postretirement medical plans, would be required to be adjusted to reflect the overfunded or underfunded status as of the measurement date. For a defined benefit pension obligation, the liability measure used to determine a plan’s overfunded or underfunded status would be the projected benefit obligation (PBO), rather than the ABO as currently used. The PBO includes the effect of expected projected future compensation increases, if applicable, while the ABO does not. In addition, the effect of retrospective pension benefit increases would no longer be presented as a deferred pension charge/asset on the balance sheet, but would be presented as a reduction of stockholders’ equity. The required adjustments would be recorded net of income tax effects.

•	Require the measurement date for defined benefit plan assets and obligations to be as of the employer’s fiscal year-end date.

•	Require retrospective application of the new standard to all periods presented, unless this retrospective application is determined to be impracticable, as defined.
     If ATI had accounted for its defined benefit postretirement plans in accordance with the Exposure Draft, rather than the current U.S. generally accepted accounting principles, stockholders’ equity at December 31, 2005 would have been reduced by approximately $93 million. In addition, the Exposure Draft would require ATI to change its annual measurement date from November 30 to December 31.
Other Critical Accounting Policies
     A summary of other significant accounting policies is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2005.
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

Forward-Looking and Other Statements
     From time to time, we have made and may continue to make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements in this report relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results, performance or achievements to materially differ from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: (a) material adverse changes in economic or industry conditions generally, including global supply and demand conditions and prices for our specialty metals; (b) material adverse changes in the markets we serve, including the aerospace and defense, construction and mining, automotive, electrical energy, chemical process industry, oil and gas, and other markets; (c) our inability to achieve the level of cost savings, productivity improvements, synergies, growth or other benefits anticipated by management, including those anticipated from strategic investments and the integration of acquired businesses, whether due to significant increases in energy, raw materials or employee benefits costs, or other factors; (d) volatility of prices and availability of supply of the raw materials that are critical to the manufacture of our products; (e) declines in the value of our defined benefit pension plan assets or unfavorable changes in laws or regulations that govern pension plan funding; (f) significant legal proceedings or investigations adverse to us; and (g) the other risk factors summarized in our Annual Report on Form 10-K for the year ended December 31, 2005, and other reports filed with the Securities and Exchange Commission. We assume no duty to update our forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market Risks associated with our business are discussed in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2005. There were no material changes in these Market Risks during the first quarter 2006.
Item 4. Controls and Procedures
(a)   Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of March 31, 2006, and they concluded that these controls and procedures are effective.
(b)   Changes in Internal Controls
There was no change in our internal control over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures as of March 31, 2006, conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
A number of lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and health and safety, and stockholder matters. Certain of such lawsuits, claims and proceedings are described in our Annual Report on Form 10-K for the year ended December 31, 2005, and updated in Note 12 to the unaudited interim financial statements included herein. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Change in Securities, Use of Proceeds And Issuer Purchases of Equity Securities

	(a) Total			(d) Maximum Number (or
	Number of		(c) Total Number of	Approximate Dollar
	Shares (or		Shares (or Units)	Value) of Shares (or
	Units)	(b) Average	Purchased as Part of	Units) that May Yet Be
	Purchased	Price Paid per	Publicly Announced	Purchased Under the
Period	(1)	Share (or Unit)	Plans or Programs	Plans or Programs
Month 1 (1/1-1/31/06)	350,082	$39.94	0	0
Month 2 (2/1 - 2/28/06)
Month 3 (3/1 - 3/31/06)
Total	350,082	$39.94	0	0

(1)	Shares withheld to satisfy employee owed taxes.
Item 6. Exhibits

(a)	Exhibits
	31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a — 14(a) or 15d — 14(a) (filed herewith).

	31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a — 14(a) or 15d — 14(a) (filed herewith).

	32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALLEGHENY TECHNOLOGIES INCORPORATED
(Registrant)

Date: May 5, 2006	By	/s/ Richard J. Harshman
Richard J. Harshman
Executive Vice President-Finance and
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: May 5, 2006	By	/s/ Dale G. Reid
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