Form 10-Q
period 2006-06-30
ALLEGHENY TECHNOLOGIES INC
filed 2006-08-02
CIK 1018963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
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
Yes ☐                 No ☑
     At July 25, 2006, the registrant had outstanding 100,593,690 shares of its Common Stock.

ALLEGHENY TECHNOLOGIES INCORPORATED
SEC FORM 10-Q
QUARTER ENDED June 30, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$313.2	$362.7
Accounts receivable, net	560.4	442.1
Inventories, net	835.6	607.1
Deferred income taxes	18.7	22.8
Prepaid expenses and other current assets	41.2	49.3

Total Current Assets	1,769.1	1,484.0

Property, plant and equipment, net	777.4	704.9
Cost in excess of net assets acquired	206.0	199.7
Deferred income taxes	171.2	155.3
Deferred pension asset	100.6	100.6
Other assets	91.1	87.1

Total Assets	$3,115.4	$2,731.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$396.7	$312.9
Accrued liabilities	205.6	216.1
Accrued income taxes	27.1	18.5
Short-term debt and current portion of long-term debt	21.1	13.4

Total Current Liabilities	650.5	560.9

Long-term debt	538.0	547.0
Accrued postretirement benefits	458.5	461.5
Pension liabilities	272.9	242.9
Other long-term liabilities	122.2	119.4

Total Liabilities	2,042.1	1,931.7

Stockholders’ Equity:
Preferred stock, par value $0.10: authorized- 50,000,000 shares; issued-none	—	—
Common stock, par value $0.10, authorized-500,000,000 shares; issued-100,655,998 shares at June 30, 2006 and 98,951,490 at December 31, 2005; outstanding-100,655,573 shares at June 30, 2006 and 98,200,561 shares at December 31, 2005	10.1	9.9
Additional paid-in capital	562.4	535.6
Retained earnings	854.7	642.6
Treasury stock: 425 shares at June 30, 2006 and 750,929 shares at December 31, 2005	—	(18.8)
Accumulated other comprehensive loss, net of tax	(353.9)	(369.4)

Total Stockholders’ Equity	1,073.3	799.9

Total Liabilities and Stockholders’ Equity	$3,115.4	$2,731.6

The accompanying notes are an integral part of these statements.

ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Sales	$1,210.8	$904.2	$2,251.3	$1,783.8

Costs and expenses:
Cost of sales	924.9	732.5	1,723.5	1,470.8
Selling and administrative expenses	75.4	65.4	148.3	132.2

Income before interest, other income (expense), and income taxes	210.5	106.3	379.5	180.8
Interest expense, net	(5.8)	(10.6)	(13.3)	(21.0)
Other income (expense)	(1.2)	(1.0)	(2.5)	(1.8)

Income before income tax provision	203.5	94.7	363.7	158.0
Income tax provision	63.1	3.0	120.8	5.3

Net income	$140.4	$91.7	$242.9	$152.7

Basic net income per common share	$1.41	$0.96	$2.45	$1.60

Diluted net income per common share	$1.37	$0.91	$2.38	$1.53

Dividends declared per common share	$0.10	$0.06	$0.20	$0.12

The accompanying notes are an integral part of these statements.

ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Operating Activities:
Net income	$242.9	$152.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39.0	37.0
Deferred income taxes	(10.2)	4.2
Change in operating assets and liabilities:
Inventories	(228.5)	(109.5)
Accounts receivable	(118.3)	(71.8)
Accounts payable	83.8	3.1
Pension assets and liabilities	29.1	29.0
Accrued income taxes, net of tax benefits on share-based compensation	8.5	—
Postretirement benefits	(3.0)	(3.7)
Accrued liabilities and other	(13.7)	18.8

Cash provided by operating activities	29.6	59.8

Investing Activities:
Purchases of property, plant and equipment	(102.0)	(19.8)
Asset disposals and other	1.5	(1.2)
Purchases of businesses and investment in ventures	—	(17.7)

Cash used in investing activities	(100.5)	(38.7)

Financing Activities:
Payments on long-term debt and capital leases	(5.9)	(22.3)
Net borrowings (repayments) under credit facilities	3.5	(1.1)
Borrowings on long-term debt	—	9.9

Net decrease in debt	(2.4)	(13.5)
Exercises of stock options	27.3	6.3
Tax benefits on share-based compensation	16.5	—
Dividends paid	(20.0)	(11.5)

Cash provided by (used in) financing activities	21.4	(18.7)

Increase (decrease) in cash and cash equivalents	(49.5)	2.4
Cash and cash equivalents at beginning of the year	362.7	250.8

Cash and cash equivalents at end of period	$313.2	$253.2

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
Recent accounting pronouncements
     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes recognition and measurement standards for a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two step process. The first step is the determination of whether a tax position should be recognized. Under FIN 48, a tax position taken or expected to be taken in a tax return is to be recognized only if the Company determines that it is more-likely-than-not that the tax position will be sustained upon examination by the tax authorities based upon the technical merits of the position. In step two for those tax positions which should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 will be effective for the beginning of ATI’s 2007 fiscal year, with adoption treated as a cumulative-effect-type adjustment to retained earnings as of the beginning of 2007. Although the Company’s analysis of the effect of FIN 48 has not been completed, the Company does not anticipate recording any material adjustment as a result of adopting this Interpretation.
     The FASB recently issued a Proposed FASB Staff Position (“FSP”) titled “Accounting for Planned Major Maintenance Activities” (“FSP PMMA”), with a comment deadline of July 31, 2006. This proposed FSP amends an AICPA Industry Audit guide and is applicable to all industries that accrue for these activities. The proposed FSP PMMA would prohibit the use of the accrue-in-advance method of accounting for planned major maintenance activities, which is the policy presently used by the Company to record planned plant outage costs on an interim basis within a fiscal year, and also to record the costs of major equipment rebuilds which extend the life of capital equipment. If approved by the FASB, the FSP PMMA would be effective as of the beginning of ATI’s 2007 fiscal year, with retrospective application to all prior periods presented. Under the proposed FSP PMMA, the Company would report results using the deferral method whereby major equipment rebuilds are capitalized as costs are incurred and amortized into expense over their estimated useful lives, and planned plant outage costs are fully recognized in the interim period of the outage. The Company is currently analyzing the retrospective effects of the proposed FSP on prior periods.
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
Note 3. Inventories
     Inventories at June 30, 2006 and December 31, 2005 were as follows (in millions):

	June 30,	December 31,
	2006	2005
Raw materials and supplies	$171.8	$111.1
Work-in-process	826.4	645.4
Finished goods	160.6	128.5

Total inventories at current cost	1,158.8	885.0
Less allowances to reduce current cost values to LIFO basis	(322.1)	(269.7)
Progress payments	(1.1)	(8.2)

Total inventories, net	$835.6	$607.1

     Inventories are stated at the lower of cost (last-in, first-out (“LIFO”), first-in, first-out (“FIFO”), and average cost methods) or market, less progress payments. Most of the Company’s inventory is valued utilizing the LIFO costing methodology. Inventory of the Company’s non-U.S. operations is valued using average cost or FIFO methods. The effect of using the LIFO methodology to value inventory, rather than FIFO, increased cost of sales by $45.5 million for the 2006 second quarter and $52.4 million for the first six months of 2006, compared to $26.4 million for the 2005 second quarter and $32.1 million for the first six months of 2005.
Note 4. Supplemental Financial Statement Information
     Property, plant and equipment at June 30, 2006 and December 31, 2005 were as follows (in millions):

	June 30,	December 31,
	2006	2005
Land	$24.0	$23.5
Buildings	223.0	230.8
Equipment and leasehold improvements	1,603.0	1,580.1

	1,850.0	1,834.4
Accumulated depreciation and amortization	(1,072.6)	(1,129.5)

Total property, plant and equipment, net	$777.4	$704.9

     Capitalized interest was $2.2 million for the six months ended June 30, 2006.

Note 5. Debt
     Debt at June 30, 2006 and December 31, 2005 was as follows (in millions):

	June 30,	December 31,
	2006	2005
Allegheny Technologies $300 million 8.375% Notes due 2011, net (a)	$307.0	$307.5
Allegheny Ludlum 6.95% debentures, due 2025	150.0	150.0
Promissory note for J&L asset acquisition	54.0	54.0
Domestic Bank Group $325 million secured credit agreement	—	—
Foreign credit agreements	27.3	23.7
Industrial revenue bonds, due through 2020	11.7	11.8
Capitalized leases and other	9.1	13.4

Total short-term and long-term debt	559.1	560.4
Short-term debt and current portion of long-term debt	(21.1)	(13.4)

Total long-term debt	$538.0	$547.0

(a)	Includes fair value adjustments for settled interest rate swap contracts of $11.4 million at June 30, 2006 and $12.2 million at December 31, 2005.
     The Company has a $325 million senior secured domestic revolving credit facility (“the facility”), which is secured by all accounts receivable and inventory of its U.S. operations, and includes capacity for up to $175 million in letters of credit. As of June 30, 2006, there had been no borrowings made under the facility, although a portion of the facility is used to support approximately $95 million in letters of credit.
Note 6. Per Share Information
     The following table sets forth the computation of basic and diluted net income per common share (in millions, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator for basic and diluted net income per common share — net income	$140.4	$91.7	$242.9	$152.7

Denominator:
Denominator for basic net income per common share-weighted average shares	99.7	95.8	99.2	95.6
Effect of dilutive securities:
Option equivalents	1.2	1.8	1.4	1.8
Contingently issuable shares	1.5	2.7	1.5	2.7

Denominator for diluted net income per common share – adjusted weighted average shares and assumed conversions	102.4	100.3	102.1	100.1

Basic net income per common share	$1.41	$0.96	$2.45	$1.60

Diluted net income per common share	$1.37	$0.91	$2.38	$1.53

     Weighted average shares issuable upon the exercise of stock options which were antidilutive, and thus not included in the calculation, were negligible for all periods presented.

Note 7. Comprehensive Income
     The components of comprehensive income, net of tax, were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$140.4	$91.7	$242.9	$152.7

Foreign currency translation gains (losses)	18.1	(8.6)	21.8	(8.2)
Unrealized gains (losses) on energy, raw material and currency hedges, net of tax	4.4	(4.7)	(6.4)	13.8
Unrealized gains on securities	0.1	—	0.1	—

	22.6	(13.3)	15.5	5.6

Comprehensive income	$163.0	$78.4	$258.4	$158.3

Note 8. Income Taxes
     The second quarter 2006 included a provision for income taxes of $63.1 million, or 31.0% of income before tax, for U.S. Federal, foreign and state income taxes. The second quarter 2006 benefited from the elimination of a $10.2 million deferred tax valuation allowance with respect to certain state tax credits, which due to changing circumstances are now expected to be realized in future periods. The second quarter 2005 included a provision of $3.0 million, or 3.2% of income before tax, principally related to foreign and state income taxes. Prior to the fourth quarter 2005, the Company maintained a valuation allowance for a major portion of its U.S. Federal deferred tax assets and certain state deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, due to uncertainty regarding full utilization of the net deferred tax asset, including the 2003 and 2004 unutilized net operating losses.

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
     For the three months and six months ended June 30, 2006 and 2005, the components of pension expense for the Company’s defined benefit plans and components of other postretirement benefit expense included the following (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Pension Benefits:
Service cost — benefits earned during the year	$7.1	$7.0	$14.2	$14.0
Interest cost on benefits earned in prior years	32.0	31.2	64.1	62.6
Expected return on plan assets	(40.6)	(38.4)	(81.2)	(76.8)
Amortization of prior service cost	4.8	5.4	9.6	10.8
Amortization of net actuarial loss	12.6	10.5	25.2	21.0

Total pension expense	$15.9	$15.7	$31.9	$31.6

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Other Postretirement Benefits:
Service cost — benefits earned during the year	$0.7	$0.8	$1.4	$1.6
Interest cost on benefits earned in prior years	7.9	8.1	16.0	16.2
Expected return on plan assets	(1.6)	(2.0)	(3.2)	(4.0)
Amortization of prior service cost	(6.6)	(6.6)	(13.2)	(13.2)
Amortization of net actuarial loss	4.0	4.0	8.0	8.0

Total other postretirement benefit expense	$4.4	$4.3	9.0	$8.6

Total retirement benefit expense	$20.3	$20.0	$40.9	$40.2

Note 10. Business Segments
     Following is certain financial information with respect to the Company’s business segments for the periods indicated (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Total sales:
High Performance Metals	$486.1	$324.3	$917.4	$603.5
Flat-Rolled Products	667.5	509.1	1,206.3	1,039.3
Engineered Products	114.4	103.8	229.5	200.9

	1,268.0	937.2	2,353.2	1,843.7
Intersegment sales:
High Performance Metals	35.9	22.7	55.1	39.2
Flat-Rolled Products	16.7	7.3	38.3	12.6
Engineered Products	4.6	3.0	8.5	8.1

	57.2	33.0	101.9	59.9
Sales to external customers:
High Performance Metals	450.2	301.6	862.3	564.3
Flat-Rolled Products	650.8	501.8	1,168.0	1,026.7
Engineered Products	109.8	100.8	221.0	192.8

	$1,210.8	$904.2	$2,251.3	$1,783.8

Operating profit:
High Performance Metals	$155.2	$76.6	$297.9	$140.1
Flat-Rolled Products	82.3	53.4	130.3	92.6
Engineered Products	15.2	11.8	32.8	23.0

Total operating profit	252.7	141.8	461.0	255.7

Corporate expenses	(18.0)	(11.6)	(31.9)	(21.9)
Interest expense, net	(5.8)	(10.6)	(13.3)	(21.0)
Other expense, net of gains on asset sales	(5.1)	(4.9)	(11.2)	(14.6)
Retirement benefit expense	(20.3)	(20.0)	(40.9)	(40.2)

Income before income taxes	$203.5	$94.7	$363.7	$158.0

     Retirement benefit expense represents pension expense and other postretirement benefit expense. Operating profit with respect to the Company’s business segments excludes any retirement benefit expense.
     Corporate expenses for the first six months of 2006 were $31.9 million, compared to $21.9 million for the first six months of 2005. This increase is due to expenses associated with annual and long-term performance-based incentive compensation programs.
     Other expense, net of gains on asset sales, includes charges incurred in connection with closed operations, pretax gains and losses on the sale of surplus real estate and other assets, and other non-operating income or expense. These items are presented primarily in selling and administrative expenses and in other expense in the statement of income. These items resulted in net charges of $11.2 million for the first six months of 2006 and $14.6 million for the first six months of 2005. Other expense for the first three months of 2005 includes litigation expense of $5.3 million relating to an unfavorable court judgment concerning a commercial dispute with a raw materials supplier.
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
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
June 30, 2006

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and cash equivalents	$0.1	$20.4	$292.7	$—	$313.2
Accounts receivable, net	0.2	221.4	338.8	—	560.4
Inventories, net	—	348.1	487.5	—	835.6
Deferred income taxes	18.7	—	—	—	18.7
Prepaid expenses and other current assets	0.7	6.0	34.5	—	41.2

Total current assets	19.7	595.9	1,153.5	—	1,769.1
Property, plant and equipment, net	0.6	298.0	478.8	—	777.4
Cost in excess of net assets acquired	—	112.1	93.9	—	206.0
Deferred income taxes	171.2	—	—	—	171.2
Deferred pension asset	100.6	—	—	—	100.6
Investments in subsidiaries and other assets	2,576.2	712.1	869.1	(4,066.3)	91.1

Total assets	$2,868.3	$1,718.1	$2,595.3	$(4,066.3)	$3,115.4

Liabilities and stockholders’ equity:
Accounts payable	$4.2	$202.8	$189.7	$—	$396.7
Accrued liabilities	1,155.7	70.4	473.0	(1,493.5)	205.6
Accrued income taxes	27.1	—	—	—	27.1
Short-term debt and current portion of long-term debt	—	5.9	15.2	—	21.1

Total current liabilities	1,187.0	279.1	677.9	(1,493.5)	650.5
Long-term debt	307.0	400.4	30.6	(200.0)	538.0
Accrued postretirement benefits	—	266.4	192.1	—	458.5
Pension liabilities	272.9	—	—	—	272.9
Other long-term liabilities	28.1	25.0	69.1	—	122.2

Total liabilities	1,795.0	970.9	969.7	(1,693.5)	2,042.1

Total stockholders’ equity	1,073.3	747.2	1,625.6	(2,372.8)	1,073.3

Total liabilities and stockholders’ equity	$2,868.3	$1,718.1	$2,595.3	$(4,066.3)	$3,115.4

Note 11. CONTINUED
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Income
For the six months ended June 30, 2006

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Sales	$—	$1,099.8	$1,151.5	$—	$2,251.3
Cost of sales	21.5	963.2	738.8	—	1,723.5
Selling and administrative expenses	52.1	20.2	76.0	—	148.3
Interest income (expense), net	(16.6)	1.5	1.8	—	(13.3)
Other income (expense) including equity in income of unconsolidated subsidiaries	453.9	1.6	(4.1)	(453.9)	(2.5)

Income before income tax provision	363.7	119.5	334.4	(453.9)	363.7
Income tax provision	120.8	45.3	110.9	(156.2)	120.8

Net income	$242.9	$74.2	$223.5	$(297.7)	$242.9

Condensed Statements of Cash Flows
For the six months ended June 30, 2006

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) operating activities	$(23.8)	$18.8	$34.6	$—	$29.6
Cash flows used in investing activities	(0.6)	(21.2)	(78.7)	—	(100.5)
Cash flows provided by (used in) financing activities	23.8	(0.1)	(2.3)	—	21.4

Decrease in cash and cash equivalents	$(0.6)	$(2.5)	$(46.4)	$—	$(49.5)

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
     At June 30, 2006, the Company’s reserves for environmental remediation obligations totaled approximately $28 million, of which approximately $15 million were included in other current liabilities. The reserve includes estimated probable future costs of $10 million for federal Superfund and comparable state-managed sites; $9 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $6 million for owned or controlled sites at which Company operations have been discontinued; and $3 million for sites utilized by the Company in its ongoing operations. The Company continues to evaluate whether it may be able to recover a portion of future costs for environmental liabilities from third parties.
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
     In 2006, the Company paid approximately $37.5 million in previously accrued litigation costs for the resolution of the previously disclosed matters regarding TDY Industries and San Diego Unified Port District, and TDY Industries and Kaiser Aerospace & Electronics Corporation.
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
     Reserves for restructuring charges recorded in prior years involving future payments were approximately $3 million at June 30, 2006 and $4 million at December 31, 2005. The reduction in reserves was due to payments. The reserves relate to severance obligations and environmental exit costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Allegheny Technologies Incorporated is one of the largest and most diversified producers of specialty metals in the world. Unless the context requires otherwise, “we”, “our” and “us” refer to Allegheny Technologies Incorporated and its subsidiaries.
Results of Operations
     We operate in the following three business segments, which accounted for the following percentages of total external sales for the first six months of 2006 and 2005:

	2006	2005
High Performance Metals	38%	32%
Flat-Rolled Products	52%	57%
Engineered Products	10%	11%
     Sales for the second quarter 2006 were $1.21 billion, 34% higher than the second quarter 2005, and 16% higher than the first quarter 2006. Compared to the second quarter 2005, sales increased 49% in the High Performance Metals segment, 30% in the Flat-Rolled Products segment, and 9% in the Engineered Products segment. Compared to the first quarter 2006, sales increased 9% in the High Performance Metals segment, 26% in the Flat-Rolled Products segment, and were essentially the same in the Engineered Products segment. For the first six months of 2006, sales were $2.25 billion, a 26% increase over the first six months of 2005. Sales increased 53% in the High Performance Metals segment, 14% in the Flat-Rolled Products segment, and 15% in the Engineered Products segment, compared to the first six months of 2005. Our key growth markets, namely aerospace and defense, chemical process industry, oil and gas, electrical energy, and medical, remained strong, representing just over 62% of ATI’s year-to-date 2006 sales. Aerospace and defense was the largest of our markets at 31% of year-to-date 2006 sales.
     Segment operating profit for the second quarter 2006 was a record $252.7 million, an increase of $110.9 million, or 78%, compared to the second quarter 2005, and 21% higher than the first quarter 2006, as a result of improved performance across all three business segments. For the first six months of 2006, segment operating profit was $461.0 million, an 80% increase over the first six months of 2005. Operating performance in 2006 continued to benefit from strong end-market demand, especially from our key growth markets, and higher selling prices for most of our products, and ATI Business System initiatives to reduce costs and improve productivity. Segment operating profit as a percentage of sales for the three month and six month periods ended June 30, 2006 and 2005 were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
High Performance Metals	34.5%	25.4%	34.5%	24.8%
Flat-Rolled Products	12.6%	10.6%	11.2%	9.0%
Engineered Products	13.8%	11.7%	14.8%	11.9%

     For each of our three business segments, the amount of segment operating profit and the percentage of total segment operating profit for the three months ended June 30, 2006 and 2005 were:

	Three Months Ended		Six Months Ended
(in millions)	June 30,		June 30,
Segment operating profit:	2006	2005	2006	2005
High Performance Metals	$155.2	$76.6	$297.9	$140.1
Percentage of total segment operating profit	61.4%	54.0%	64.6%	54.8%

Flat-Rolled Products	82.3	53.4	130.3	92.6
Percentage of total segment operating profit	32.6%	37.7%	28.3%	36.2%

Engineered Products	15.2	11.8	32.8	23.0
Percentage of total segment operating profit	6.0%	8.3%	7.1%	9.0%

Total segment operating profit	$252.7	$141.8	$461.0	$255.7
     Our measure of segment operating profit, which we use to analyze the performance and results of our business segments, excludes income taxes, corporate expenses, net interest expense, retirement benefit expense, and other costs net of gain on asset sales. We believe segment operating profit, as defined, provides an appropriate measure of controllable operating results at the business segment level.
     Results for the second quarter 2006 included a LIFO inventory valuation reserve charge of $45.5 million, due primarily to higher nickel, nickel-bearing scrap, and titanium alloy scrap costs. For the same 2005 period, the LIFO inventory valuation reserve charge was $26.4 million. For the first six months of 2006, LIFO inventory valuation reserve charges were $52.4 million, compared to $32.1 million for the comparable 2005 period. Continued unusual volatility in the cost of nickel and titanium alloy scrap has the potential to result in higher LIFO charges in the second half of 2006 than in the first half of 2006.
     Second quarter 2006 cost reductions, before the effects of inflation, totaled $34 million. Year-to-date cost reductions, before the effects of inflation, aggregated $62 million.
     Income before tax for the second quarter 2006 was $203.5 million, an increase of $108.8 million compared to the second quarter 2005. Net income for the second quarter 2006 was $140.4 million, or $1.37 per share, compared to the second quarter 2005 of $91.7 million, or $0.91 per share. Second quarter 2006 results include an income tax provision of $63.1 million, or 31% of income before tax, which benefited from a $10.2 million reduction of the deferred tax valuation allowance due to the expected future realization of state income tax credits compared to an income tax provision of $3.0 million, or 3.2% of income before tax, for the comparable 2005 quarter. The 2005 second quarter benefited from a lower income tax provision due to a reduction in the valuation allowances associated with deferred tax assets.
     Income before tax for the first six months of 2006 was $363.7 million, a 130% increase over the first six months of 2005. Net income for the six months ended June 30, 2006 was $242.9 million, or $2.38 per share, compared to $152.7 million, or $1.53 per share for the first half of 2005. Results for the first six months of 2006 include an income tax provision of $120.8 million, or 33% of income before tax, and benefited from the second quarter 2006 $10.2 million deferred tax adjustment. The results for the first six months of 2005 included an income tax provision of $5.3 million, or 3.4% of income before tax, as prior year results benefited from a lower income tax provision due to reductions in deferred tax valuation allowances.
     Looking ahead, we see no seasonal slowing in the third quarter. Demand from our key markets, namely aerospace and defense, chemical process industry, oil and gas, electrical energy, and medical, remains very strong for our high performance metals and flat-rolled products. Recent price increases for our flat-rolled stainless products are further evidence of the continued strength in the markets for these products. In addition, we expect managed working capital growth to be relatively flat in the third quarter 2006, and moderately increase in fourth quarter 2006, as we bring on our new high-value products capabilities. Therefore, we should generate significant cash flow from operations during the second half of the year.

High Performance Metals Segment
     Sales increased 49% to a record $450.2 million, compared to the second quarter 2005. Demand for our titanium alloys, nickel-based superalloys, and vacuum-melted specialty alloys was robust from the aerospace and defense market, and strong from the medical, and oil and gas markets. Demand was strong for our exotic alloys from the global chemical process industry markets and from the aerospace and defense, medical, and electrical energy markets. Segment operating profit in the quarter reached a record $155.2 million, or 34.5% of sales, a $78.6 million increase compared to the second quarter 2005. The significant increase in operating profit primarily resulted from increased shipments for most products, higher selling prices, and the benefits of gross cost reductions, partially offset by start-up expenses of $2.5 million associated with our Albany, OR titanium sponge facility. In addition, raw material cost inflation and higher inventory levels resulted in a LIFO inventory valuation reserve charge of $18.5 million in the second quarter 2006, compared to a $17.3 million charge in the second quarter 2005. Results for the 2006 second quarter benefited from $6.8 million of gross cost reductions.
     Certain comparative information on the segment’s major products for the three months ended June 30, 2006 and 2005 is provided in the following table:

	Three Months Ended
	June 30,		%
	2006	2005	Change
Volume (000’s pounds):
Nickel-based and specialty alloys	11,162	9,866	13%
Titanium mill products	6,735	6,304	7%
Exotic alloys	1,028	1,155	(11)%

Average prices (per pound):
Nickel-based and specialty alloys	$13.84	$11.34	22%
Titanium mill products	$34.05	$20.72	64%
Exotic alloys	$41.77	$38.69	8%
Exotic alloys volume decrease and average price increase are both primarily due to product mix.
     For the six months ended June 30, 2006, segment sales increased 53% to $862.3 million. Operating profit was $297.9 million for the six months ended June 30, 2006, or 34.5% of sales, compared to $140.1 million, or 24.8% of sales, for the comparable prior year to date period. Results for the first half of 2006 included a LIFO inventory valuation reserve charge of $25.4 million, compared to a charge of $23.3 million in the 2005 period. Year-to-date 2006 cost reductions were $14.3 million, before the effects of inflation.
     Certain comparative information on the segment’s major products for the six months ended June 30, 2006 and 2005 is provided in the following table:

	Six Months Ended
	June 30,		%
	2006	2005	Change
Volume (000’s pounds):
Nickel-based and specialty alloys	22,139	20,215	10%
Titanium mill products	13,126	12,441	6%
Exotic alloys	2,205	2,182	1%

Average prices (per pound):
Nickel-based and specialty alloys	$13.38	$10.54	27%
Titanium mill products	$32.85	$19.07	72%
Exotic alloys	$39.92	$39.53	1%

Flat-Rolled Products Segment
     Second quarter 2006 sales were $650.8 million, 30% higher than the second quarter 2005, as a result of a 28% increase in pounds shipped, higher base-selling prices for many products, and improved product mix. Average transaction prices, which include surcharges, were 5% higher. Demand was strong for our stainless products from the chemical process industry, oil and gas, and electrical energy markets and from service center customers. Demand was also strong for our specialty stainless, grain-oriented silicon, and nickel-based alloy products from the chemical process industry, oil and gas, electrical energy, and aerospace and defense markets. Total second quarter shipments were a record 379.2 million pounds, an increase of 28% compared to the second quarter 2005, and 21% higher compared to the first quarter 2006. Segment operating profit increased to $82.3 million, or 12.6% of sales, primarily as a result of increased shipments, improved product mix, higher base-selling prices for many products, and the benefit of gross cost reductions. This was accomplished in spite of significantly higher LIFO inventory valuation reserve charges due primarily to higher nickel and nickel-bearing scrap raw material costs. This resulted in a LIFO inventory valuation reserve charge of $27.0 million in the second quarter 2006, compared to a $3.9 million charge in the second quarter 2005.
     Results for the 2006 second quarter benefited from $25.9 million in gross cost reductions.
Comparative information on the segment’s products for the three months ended June 30, 2006 and 2005 is provided in the following table:

	Three Months Ended
	June 30,		%
	2006	2005	Change
Volume (000’s pounds):
High value	130,905	122,652	7%
Commodity	248,248	173,584	43%

Total	379,153	296,236	28%

Average prices (per lb.):
High value	$2.35	$2.24	5%
Commodity	$1.37	$1.30	5%
Combined Average	$1.71	$1.69	1%
Volume and average price data includes the classification of grain-oriented silicon electrical steel and tool steel as high-value products for all periods presented.
     For the six months ended June 30, 2006, Flat-Rolled Products sales increased 14%, to $1,168.0 million, and operating profit was $130.3 million, or 11.2% of sales, compared to $92.6 million, or 9.0% of sales, for the prior year-to-date period. Segment results for the 2006 year-to-date period included a LIFO inventory reserve charge of $27.0 million, compared to a prior year LIFO inventory reserve charge of $3.9 million in 2005, due primarily to higher nickel and nickel-bearing scrap raw material costs.
     Results for the first six months of 2006 benefited from $44.9 million in cost reductions, before the effects of inflation.
Comparative information on the segment’s products for the six months ended June 30, 2006 and 2005 is provided in the following table:

	Six Months Ended
	June 30,		%
	2006	2005	Change
Volume (000’s pounds):
High value	258,663	249,468	4%
Commodity	433,693	392,342	11%

Total	692,356	641,810	8%

Average prices (per lb.):
High value	$2.29	$2.12	8%
Commodity	$1.31	$1.26	4%
Combined Average	$1.68	$1.59	6%

Volume and average price data includes the classification of grain-oriented silicon electrical steel and tool steel as high-value products for all periods presented.
Engineered Products Segment
     Sales for the second quarter 2006 increased to $109.8 million, a 9% increase over the second quarter 2005, due to increased volume and higher selling prices. Demand for our tungsten products was strong from the oil and gas, power generation, and medical markets. Demand was strong for our forged products from the Class 8 truck, construction and mining, and oil and gas markets. Demand for our cast products was strong from the transportation, wind energy, and oil and gas markets. Demand remained very strong for our titanium precision metal processing conversion services. Segment operating profit in the second quarter 2006 improved to $15.2 million, or 13.8% of sales, primarily due to lower raw material cost inflation, and the benefits of gross cost reductions. No LIFO inventory valuation reserve charge was recorded in the second quarter 2006, compared to a $5.2 million charge in the second quarter 2005. Results benefited from $1.4 million of gross cost reductions.
     For the six months ended June 30, 2006, sales increased 15% to $221.0 million, and operating profit was $32.8 million, or 14.8% of sales, compared to $23.0 million, or 11.9% of sales in 2005. Operating results for the first half of 2006 did not include any LIFO inventory valuation reserve charges, whereas the first six months of 2005 included a charge of $4.9 million. Higher sales volumes, improved pricing, lower raw material cost inflation and 2006 cost reductions, before the effects of inflation, of $3.1 million favorably affected operating results.
Corporate Items
     Corporate expenses increased to $18.0 million for the second quarter of 2006, compared to $11.6 million in the year-ago period. For the six months ended June 30, 2006, corporate expenses were $31.9 million compared to $21.9 million in the prior year-to-date period. These increases in 2006 are due to expenses associated with annual and long-term performance-based incentive compensation programs. Compensation expense related to share-based incentive plans for three months ended June 30, 2006 and 2005 was $2.8 million and $2.5 million, respectively. For the six months ended June 30, 2006 and 2005, share-based incentive plans compensation expense was $5.9 million and $5.2 million, respectively.
     Net interest expense in the second quarter 2006 decreased to $5.8 million from $10.6 million for the same period last year. For the six months ended June 30, 2006, net interest expense was $13.3 million compared to $21.0 million in the prior year-to-date period. These decreases in net interest expense were primarily due to increased interest income resulting from higher cash balances, and capitalization of interest costs on strategic capital projects, partially offset by higher interest rates on floating rate debt.
     Other expense, net of gains on asset sales, includes charges incurred in connection with closed operations, pretax gains and losses on the sale of surplus real estate and other assets, operating results from equity-method investees, minority interest and other non-operating income or expense. These items are presented primarily in selling and administration expenses, and in other income (expense) in the statement of income and resulted in other expense of $5.1 million for the second quarter of 2006 and $4.9 million for the second quarter of 2005. For the six months ended June 30, 2006, other expense, net of gains on asset sales was $11.2 million, compared to $14.6 million for the comparable 2005 period. Other expense for the first six months of 2005 includes litigation expense of $5.3 million relating to an unfavorable court judgment concerning a commercial dispute with a raw material supplier.
     Retirement benefit expense increased slightly to $20.3 million in the second quarter 2006, compared to $20.0 million in the second quarter 2005. For the second quarter 2006, the amount of retirement benefit expense included in cost of sales was $14.0 million, and the amount included in selling and administrative expenses was $6.3 million. For the second quarter 2006, the amount of retirement benefit expense included in cost of sales was $14.1 million, and the amount included in selling and administrative expenses was $5.9 million.
     For the six months ended June 30, 2006 retirement benefit expense was $40.9 million, compared to $40.2 million in the same period of 2005. Retirement benefit expense increased cost of sales for the six months ended June 2006 by $27.4 million, and increased selling and administrative expenses by $13.5 million. For the six months ended June 2005, retirement benefit expenses increased cost of sales by $28.3 million and increased selling and administrative expenses by $11.9 million.

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
Income Taxes
     Results for the second quarter 2006 included a provision for income taxes of $63.1 million, or 31.0% of income before tax, for U.S. Federal, foreign and state income taxes. The second quarter 2006 benefited from the elimination of a $10.2 million deferred tax valuation allowance with respect to certain state tax credits, which due to changing circumstances are now expected to be realized in future periods. For the remainder of 2006 and future periods, we expect that our effective tax rate will return to a more normal percentage rate, such as that reflected in our first quarter 2006 results. The second quarter 2005 included a provision of $3.0 million, or 3.2% of income before tax, principally related to foreign and state income taxes. Prior to the fourth quarter 2005, we maintained a valuation allowance for a major portion of our U.S. Federal deferred tax assets and certain state deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes”, due to uncertainty regarding full utilization of our net deferred tax asset, including the 2003 and 2004 unutilized net operating losses. In 2005, we generated taxable income which exceeded the 2003 and 2004 net operating losses, allowing us to fully realize these U.S. Federal tax benefits. This realization of tax benefits, together with our improved profitability, required us to eliminate the remaining valuation allowance for U.S. Federal income taxes in the fourth quarter 2005 in accordance with SFAS No. 109.
Financial Condition and Liquidity
Cash Flow and Working Capital
     During the six months ended June 30, 2006, cash provided by operating activities was $29.6 million, as the significant improvement in operating earnings more than offset a $331.2 million increase in managed working capital, and payment of previously accrued legal costs of $37.5 million. Investing activities included capital expenditures of $102.0 million. Cash provided by financing activities was $21.4 million in the first half 2006, as $27.3 million of proceeds received from the exercise of stock options, and tax benefits on share-based compensation of $16.5 million, more than offset dividend payments of $20.0 million and a reduction in borrowings of $2.4 million. At June 30, 2006, cash and cash equivalents totaled $313.2 million, a decrease of $49.6 million from year end 2005.
     As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable and gross inventories, less accounts payable. In measuring performance in controlling this managed working capital, we exclude the effects of LIFO inventory valuation reserves, excess and obsolete inventory reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. At June 30, 2006, managed working capital was 27.7% of annualized sales compared to 30.3% of annualized sales at December 31, 2005. During the first six months of 2006, managed working capital increased by $331.2 million, to $1,379.2 million. The increase in managed working capital from December 31, 2005 was due to increased accounts receivable of $117.8 million, which reflects the higher level of sales in the second quarter 2006 compared to the fourth quarter 2005, and increased inventory of $296.3 million, mostly as a result of higher raw material costs and increased business volumes, which was partially offset by increased accounts payable of $82.9 million. Most of the increase in raw material costs is expected to be recovered through surcharges and index pricing mechanisms. Managed working capital has increased $815 million since year-end 2002, as our level of business activity has improved and raw material costs have increased. This increase in managed working capital is expected to represent a future source of cash if the level of business activity were to decline. While accounts receivable balances have increased during 2006 compared to year-end 2005, days sales outstanding, which measures actual collection timing for accounts receivable, have improved. Gross inventory turns, which excludes the effect of LIFO inventory valuation reserves, have declined approximately 6% at the end of the 2006 second quarter compared to year-end 2005, primarily a result of the longer production cycle associated with high performance metals and inventory builds associated with planned equipment maintenance outages in our Flat-Rolled Products segment.

     The components of managed working capital were as follows:

	June 30,	December 31,
(in millions)	2006	2005
Accounts receivable	$560.4	$442.1
Inventories	835.6	607.1
Accounts payable	(396.7)	(312.9)

Subtotal	999.3	736.3

Allowance for doubtful accounts	7.4	8.1
LIFO reserves	322.1	269.7
Corporate and other	50.4	33.9

Managed working capital	$1,379.2	$1,048.0

Annualized prior two months sales	$4,971.7	$3,461.1

Managed working capital as a % of annualized sales	27.7%	30.3%

Change in managed working capital from December 31, 2005	$331.2

Capital Expenditures
     Capital expenditures for 2006 are expected to be in the range of $250 to $275 million, of which approximately $102 million had been expended in the first six months of 2006.
     In June 2006, we announced that our Board of Directors has approved a greenfield premium-grade titanium sponge facility to be built in Rowley, UT with an annual capacity of 24 million pounds. This $325 million investment is aimed at increasing our capacity to produce titanium alloys for aerospace and defense applications. Premium-grade sponge is essential for many aerospace applications, including rotating quality titanium alloys used for new jet engines and spare parts. ATI expects initial production to begin in the third quarter 2008.
     This Phase IV titanium expansion brings ATI’s projected total annual titanium sponge capacity to approximately 40 million pounds. ATI previously announced three titanium sponge capacity increases at its Albany, OR facility amounting to 16 million pounds per year.
     The Board’s approval of the Phase IV expansion is contingent upon the satisfactory completion of appropriate arrangements relating to the acquisition of and use of property, incentives from the State of Utah and the County of Tooele, and the supply of raw materials and utilities.
     ATI previously announced a $150 million three-phase titanium products expansion that is expected to yield 16 million pounds of titanium sponge capacity and increase ATI’s annual titanium melt capacity by approximately 25 million pounds:
•	Phase I expansion of ATI’s titanium production capabilities was announced on July 15, 2005, and includes: upgrading and restarting ATI’s titanium sponge facility in Albany, OR, constructing a third Plasma Arc Melt (PAM) cold-hearth furnace in Bakers, NC, adding four vacuum arc remelt (VAR) furnaces, expanding high-value plate products capacity by 25%, and continued upgrading of ATI’s cold-rolling assets used in producing titanium sheet and strip products. Phase I of our Albany, OR titanium sponge facility is now fully operational with six new furnaces producing at an annualized rate of 7.5 million pounds, and the additional melt capacity is expected to begin operations over the second half of 2006.

•	Phase II expansion of ATI’s titanium production capabilities was announced on March 17, 2006, and includes: additional titanium sponge capacity at ATI’s facility in Albany, OR, and an additional VAR furnace at ATI’s facility in Bakers, NC. We expect the additional titanium sponge production capacity of approximately 3.5 million pounds annually to begin operation in the first quarter of 2007.

•	Phase III expansion of ATI’s titanium production capabilities was announced on June 22, 2006, and includes: additional titanium sponge capacity and an additional VAR furnace at ATI’s facility in Albany, OR. The additional titanium sponge production capacity of approximately 5 million pounds annually is expected to be fully operational in the first quarter of 2008.
We expect to fund these capital expenditures through internal cash flow.
     Additionally, in September 2005, we announced an expansion of our premium-melt nickel-based alloy, superalloy, and specialty alloy production capabilities. These investments are aimed at increasing our capacity to produce these high performance alloys used for aero-engine rotating parts; airframe applications; oil and gas exploration, extraction, and refining; and power generation land-based turbines and flue gas desulfurization pollution control units. These incremental capital investments of approximately $30 million through the end of 2006 are expected to be funded from internal cash flow. Major projects of this expansion, which is expected to increase our premium-melt capacity by approximately 20%, include:
•	Upgrading and expanding vacuum induction melt (VIM) capacity. VIM is a melting process designed for premium grades with high alloy content that require more precise chemistry control and lower impurity levels.
•	Installation of two new electro-slag re-melt (ESR) furnaces and three new vacuum arc re-melt (VAR) furnaces. ESR and VAR furnaces are consumable electrode re-melting processes used to improve both the cleanliness and metallurgical structure of alloys
     This additional melt capacity is expected to begin operations over the second half of 2006.
Dividends
     A regular quarterly dividend of $0.10 per share of common stock was declared on May 4, 2006, payable on June 13, 2006 to stockholders of record at the close of business on May 30, 2006. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate.
Debt
     At June 30, 2006, we had $559.1 million in total outstanding debt, compared to $560.4 million at December 31, 2005, a decrease of $1.3 million.
     In managing our overall capital structure, one of the measures on which we focus is net debt to total capitalization, which is the percentage of our debt to our total invested and borrowed capital. In determining this measure, debt and total capitalization are net of cash on hand which may be available to reduce borrowings. Our net debt to total capitalization improved to 18.6% at June 30, 2006 from 19.8% at December 31, 2005. The net debt to total capitalization was determined as follows:

(in millions)	June 30, 2006	December 31, 2005
Total debt	$559.1	$560.4
Less: cash	(313.2)	(362.7)

Net debt	$245.9	$197.7

Net debt	$245.9	$197.7
Stockholders’ equity	1,073.3	799.9

Total capital	$1,319.2	$997.6

Net debt to total capitalization	18.6%	19.8%
     We did not borrow funds under our $325 million secured domestic revolving credit facility (“the facility”) during the first six months of 2006, or during all of 2005, 2004 or 2003, although a portion of the facility has been utilized to support the issuance of letters of credit. Outstanding letters of credit issued under the facility at June 30, 2006 were approximately $95 million. The facility is secured by all accounts receivable and inventory of our U.S. operations. At June 30, 2006, we had the ability to access the entire $325 million undrawn availability under the facility, which is calculated including outstanding letters of credit and domestic cash on hand.

     We believe that internally generated funds, current cash on hand, and capacity provided from our secured credit facility will be adequate to meet our foreseeable liquidity needs.
Critical Accounting Policies
Inventory
     At June 30, 2006, we had net inventory of $835.6 million. Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO) and average cost methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. The prices for many of the raw materials we use have been volatile. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a rapid rise in raw material costs has a negative effect on our operating results. For example, during the first six months of 2006 the effect of the increase in raw material costs on our LIFO inventory valuation method resulted in cost of sales which was $52.4 million higher than would have been recognized if we utilized the FIFO methodology to value our inventory. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold.
     Since the LIFO inventory valuation methodology is designed for annual determination, interim estimates of the annual LIFO valuation are required. We recognize the effects of the LIFO inventory valuation method on an interim basis by projecting the expected annual LIFO cost and allocating that projection to the interim quarters equally. These projections of annual LIFO inventory valuation reserve changes are updated quarterly and are evaluated based upon material, labor and overhead costs and projections for such costs at the end of the year plus projections regarding year-end inventory levels.
     We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting reserve, if any, is recognized as an expense in the period that the need for the reserve is identified. At June 30, 2006, no such reserves were required. It is our general policy to write-down to scrap value any inventory that is identified as obsolete and any inventory that has aged or has not moved in more than twelve months. In some instances this criterion is up to twenty-four months due to the longer manufacturing and distribution process for such products.
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
     At the end of November each year, we determine the discount rate to be used to value pension plan liabilities. In accordance with SFAS 87, the discount rate reflects the current rate at which the pension liabilities could be effectively settled. In estimating this rate, we receive input from our actuaries regarding the rates of return on high quality, fixed-income investments with maturities matched to the expected future retirement benefit payments. Based on this assessment at the end of November 2005, we established a discount rate of 5.9% for valuing the pension liabilities as of the end of 2005, and for determining the pension expense for 2006. We had previously assumed a discount rate of 6.1% for 2004, which determined the 2005 expense. The effect of lowering the discount rate to 5.9% from 6.1% increased pension liabilities by approximately $47 million at 2005 year-end, and increased pension expense by approximately $2 million in 2006 compared to 2005. The effect on pension liabilities for changes to the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, are deferred and amortized over future periods in accordance with SFAS 87.
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
     We also sponsor several postretirement plans covering certain hourly and salaried employees and retirees. These plans provide health care and life insurance benefits for eligible employees. In most plans, our contributions towards premiums are capped based upon the cost of a certain date, thereby creating a defined contribution. For the non-collectively bargained plans, we maintain the right to amend or terminate the plans in the future. We account for these benefits in accordance with SFAS No. 106, “Employers’ Account for Postretirement Benefits Other Than Pensions” (“SFAS 106”), which requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as benefits are paid. We use actuarial assumptions, including the discount rate and the expected trend in health care costs, to estimate the costs and benefits obligations for the plans. The discount rate, which is determined annually at the end of November of each year, is developed based upon rates of return on high quality, fixed-income investments. At the end of 2005, we determined this rate to be 5.9%, a reduction from a 6.1% discount rate in 2004. The effect of lowering the discount rate to 5.9% from 6.1% increased 2005 postretirement benefit liabilities by approximately $9 million, and increased 2006 expenses by approximately $0.3 million compared to 2005. Based upon significant cost increases quoted by our medical care providers and predictions of continued significant medical cost inflation in future years, the annual assumed rate of increase in the per capita cost of covered benefits for health care plans was 10.3% for 2006 and was assumed to gradually decrease to 5.0% in the year 2014 and remain level thereafter.
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
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes recognition and measurement standards for a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two step process. The first step is the determination of whether a tax position should be recognized. Under FIN 48, a tax position taken or expected to be taken in a tax return is to be recognized only if we determine that it is more-likely-than-not that the tax position will be sustained upon examination by the tax authorities based upon the technical merits of the position. In step two for those tax positions which should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 will be effective for the beginning of our 2007 fiscal year, with adoption treated as a cumulative-effect type adjustment to retained earnings as of the beginning of 2007. Although our analysis of the effect of FIN 48 has not been completed, we do not anticipate recording any material adjustment as a result of adopting this Interpretation.
     The FASB recently issued a Proposed FASB Staff Position (“FSP”) titled “Accounting for Planned Major Maintenance Activities” (“FSP PMMA”), with a comment deadline of July 31, 2006. This proposed FSP amends an AICPA Industry Audit guide and is applicable to all industries that accrue for these activities. The proposed FSP PMMA would prohibit the use of the accrue-in-advance method of accounting for planned major maintenance activities, which is the policy we presently use to record planned plant outage costs on an interim basis within a fiscal year, and also to record the costs of major equipment rebuilds which extend the life of capital equipment. If approved by the FASB, the FSP PMMA would be effective as of the beginning of our 2007 fiscal year, with retrospective application to all prior periods presented. Under the proposed FSP PMMA, we would report results using the deferral method whereby major equipment rebuilds are capitalized as costs are incurred and amortized into expense over their estimated useful lives, and planned plant outage costs are fully recognized in the interim period of the outage. We are currently analyzing the retrospective effects of the proposed FSP on prior periods.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market Risks associated with our business are discussed in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2005. There were no material changes in these Market Risks during the second quarter 2006.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of June 30, 2006, and they concluded that these controls and procedures are effective.
(b) Changes in Internal Controls
There was no change in our internal control over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures as of June 30, 2006, conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 4. Submission of Matters to a Vote of Security Holders
Our 2006 annual meeting of stockholders was held on May 4, 2006. Proxies for the meeting were solicited by us pursuant to Regulation 14A under the Securities Exchange Act of 1934. At that meeting, two proposals required shareholder approval.
Item A – Election of Directors. The three nominees for election as directors named in the proxy statement for the meeting were elected, having received the following number of votes:

Name	Number of Votes For	Number of Votes Withheld
Diane C. Creel	89,119,173	1,101,433
James E. Rohr	87,017,177	3,203,429
Louis J. Thomas	89,099,840	1,120,766
Item B — Ratification of Ernst & Young as the independent auditors of the Company for the fiscal year ending December 31, 2006.

Number of Votes For	Number of Votes Against	Number of Votes Abstained
88,763,875	953,699	503,031
Item 6. Exhibits
     (a) Exhibits

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALLEGHENY TECHNOLOGIES INCORPORATED
(Registrant)

Date: August 2, 2006	By /s/ Richard J. Harshman
Richard J. Harshman
Executive Vice President-Finance and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: August 2, 2006	By /s/ Dale G. Reid
Dale G. Reid
Vice President, Controller and Chief Accounting Officer and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).