Form 10-Q
period 2006-09-30
ALLEGHENY TECHNOLOGIES INC
filed 2006-11-03
CIK 1018963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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
Large accelerated filer ☑      Accelerated filer ☐       Non-accelerated filer☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
     At October 25, 2006, the registrant had outstanding 100,723,901 shares of its Common Stock.

ALLEGHENY TECHNOLOGIES INCORPORATED
SEC FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$405.9	$362.7
Accounts receivable, net	631.5	442.1
Inventories, net	1,044.3	607.1
Deferred income taxes	2.1	22.8
Prepaid expenses and other current assets	48.7	49.3

Total Current Assets	2,132.5	1,484.0

Property, plant and equipment, net	813.7	704.9
Cost in excess of net assets acquired	206.1	199.7
Deferred income taxes	176.5	155.3
Deferred pension asset	100.6	100.6
Other assets	94.0	87.1

Total Assets	$3,523.4	$2,731.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$578.6	$312.9
Accrued liabilities	239.7	216.1
Accrued income taxes	38.7	18.5
Short-term debt and current portion of long-term debt	24.3	13.4

Total Current Liabilities	881.3	560.9

Long-term debt	530.5	547.0
Accrued postretirement benefits	457.1	461.5
Pension liabilities	288.0	242.9
Other long-term liabilities	132.1	119.4

Total Liabilities	2,289.0	1,931.7

Stockholders’ Equity:
Preferred stock, par value $0.10: authorized- 50,000,000 shares; issued-none	—	—
Common stock, par value $0.10, authorized-500,000,000 shares; issued-100,673,415 shares at September 30, 2006 and 98,951,490 shares at December 31, 2005; outstanding-100,667,194 shares at September 30, 2006 and 98,200,561 shares at December 31, 2005	10.1	9.9
Additional paid-in capital	578.7	535.6
Retained earnings	1,002.6	642.6
Treasury stock: 6,221 shares at September 30, 2006 and 750,929 shares at December 31, 2005	(0.4)	(18.8)
Accumulated other comprehensive loss, net of tax	(356.6)	(369.4)

Total Stockholders’ Equity	1,234.4	799.9

Total Liabilities and Stockholders’ Equity	$3,523.4	$2,731.6

The accompanying notes are an integral part of these statements.

ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Sales	$1,288.4	$861.7	$3,539.7	$2,645.5

Costs and expenses:
Cost of sales	963.5	698.8	2,687.0	2,169.6
Selling and administrative expenses	72.8	64.4	221.1	196.6

Income before interest, other income (expense), and income taxes	252.1	98.5	631.6	279.3

Interest expense, net	(4.3)	(9.9)	(17.6)	(30.9)
Other income (expense)	(1.4)	(1.6)	(3.9)	(3.4)

Income before income tax provision	246.4	87.0	610.1	245.0

Income tax provision (benefit)	84.5	(1.3)	205.3	4.0

Net income	$161.9	$88.3	$404.8	$241.0

Basic net income per common share	$1.62	$0.91	$4.07	$2.51

Diluted net income per common share	$1.58	$0.87	$3.96	$2.40

Dividends declared per common share	$0.10	$0.06	$0.30	$0.18

The accompanying notes are an integral part of these statements.

ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Operating Activities:
Net income	$404.8	$241.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60.4	55.7
Deferred income taxes	3.5	6.5
Change in operating assets and liabilities:
Inventories	(437.3)	(90.2)
Accounts payable	265.8	(3.1)
Accounts receivable	(189.4)	(68.1)
Pension assets and liabilities	43.8	43.4
Accrued income taxes, net of tax benefits on share-based compensation	20.2	—
Postretirement benefits	(4.4)	(5.9)
Accrued liabilities and other	11.7	16.3

Cash provided by operating activities	179.1	195.6

Investing Activities:
Purchases of property, plant and equipment	(159.7)	(41.2)
Asset disposals and other	1.8	(3.3)
Purchases of businesses and investment in ventures	—	(18.3)

Cash used in investing activities	(157.9)	(62.8)

Financing Activities:
Payments on long-term debt and capital leases	(7.1)	(31.3)
Net borrowings under credit facilities	0.9	3.6
Borrowings on long-term debt	—	13.3

Net decrease in debt	(6.2)	(14.4)
Exercises of stock options	28.2	19.9
Tax benefits on share-based compensation	30.0	—
Dividends paid	(30.0)	(17.4)

Cash provided by (used in) financing activities	22.0	(11.9)

Increase in cash and cash equivalents	43.2	120.9
Cash and cash equivalents at beginning of the year	362.7	250.8

Cash and cash equivalents at end of period	$405.9	$371.7

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
Recent accounting pronouncements
     In September 2006, the Financial Accounting Standards Board issued an amendment to its standards for defined benefit pension and other postretirement benefit plans accounting. The new standard, Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, requires that the net funded position of the plans be recognized as an asset or liability in the employer’s balance sheet. This change will be effective for year-end 2006. The Company has not determined the effect of adopting this change at year-end 2006 as the adjustment will depend upon the value of plan assets and obligations as of the Company’s measurement date. In addition, the new standard will require assets and benefits to be measured at the date of the employer’s statement of financial position rather than the Company’s measurement date of November 30th, as currently permitted. This change will be effective for ATI’s 2008 fiscal year.
     The FASB issued in September 2006 a FASB Staff Position (“FSP”) titled “Accounting for Planned Major Maintenance Activities” (“FSP PMMA”). This FSP amends an AICPA Industry Audit guide and is applicable to all industries that accrue for planned major maintenance activities. The FSP PMMA prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities, which is the policy presently used by the Company to record planned plant outage costs on an interim basis within a fiscal year, and also to record the costs of major equipment rebuilds which extend the life of capital equipment. The FSP PMMA is effective as of the beginning of ATI’s 2007 fiscal year, with retrospective application to all prior periods presented. Upon adoption of the FSP PMMA, the Company will report results using the deferral method whereby major equipment rebuilds are capitalized as costs are incurred and amortized into expense over their estimated useful lives, and planned plant outage costs are fully recognized in the interim period of the outage. The Company is currently analyzing the retrospective effects of the FSP on prior periods.
     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes recognition and measurement standards for a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two step process. The first step is the determination of whether a tax position should be recognized. Under FIN 48, a tax position taken or expected to be taken in a tax return is to be recognized only if the Company determines that it is more-likely-than-not that the tax position will be sustained upon examination by the tax authorities based upon the technical merits of the position. In step two for those tax positions which should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 will be effective for the beginning of ATI’s 2007 fiscal year, with adoption treated as a cumulative-effect-type adjustment to retained earnings as of the beginning of 2007. Although the Company’s analysis of the effect of FIN 48 has not been completed, at this time the Company does not anticipate recording any material adjustment as a result of adopting this Interpretation.

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
Note 3. Inventories
     Inventories at September 30, 2006 and December 31, 2005 were as follows (in millions):

	September 30,	December 31,
	2006	2005
Raw materials and supplies	$388.7	$111.1
Work-in-process	884.1	645.4
Finished goods	152.1	128.5

Total inventories at current cost	1,424.9	885.0
Less allowances to reduce current cost values to LIFO basis	(376.1)	(269.7)
Progress payments	(4.5)	(8.2)

Total inventories, net	$1,044.3	$607.1

     Inventories are stated at the lower of cost (last-in, first-out (“LIFO”), first-in, first-out (“FIFO”), and average cost methods) or market, less progress payments. Most of the Company’s inventory is valued utilizing the LIFO costing methodology. Inventory of the Company’s non-U.S. operations is valued using average cost or FIFO methods. The effect of using the LIFO methodology to value inventory, rather than FIFO, increased cost of sales by $54.0 million for the 2006 third quarter and by $106.4 million for the first nine months of 2006, compared to $12.1 million for the 2005 third quarter and $44.2 million for the first nine months of 2005.
Note 4. Supplemental Financial Statement Information
     Property, plant and equipment at September 30, 2006 and December 31, 2005 were as follows (in millions):

	September 30,	December 31,
	2006	2005
Land	$24.0	$23.5
Buildings	225.5	230.8
Equipment and leasehold improvements	1,653.3	1,580.1

	1,902.8	1,834.4
Accumulated depreciation and amortization	(1,089.1)	(1,129.5)

Total property, plant and equipment, net	$813.7	$704.9

Capitalized interest was $4.4 million for the nine months ended September 30, 2006.

Note 5. Debt
     Debt at September 30, 2006 and December 31, 2005 was as follows (in millions):

	September 30,	December 31,
	2006	2005
Allegheny Technologies $300 million 8.375% Notes due 2011, net (a)	$306.7	$307.5
Allegheny Ludlum 6.95% debentures, due 2025	150.0	150.0
Promissory note for J&L asset acquisition	54.0	54.0
Domestic Bank Group $325 million secured credit agreement	—	—
Foreign credit agreements	24.5	23.7
Industrial revenue bonds, due through 2020	11.1	11.8
Capitalized leases and other	8.5	13.4

Total short-term and long-term debt	554.8	560.4
Short-term debt and current portion of long-term debt	(24.3)	(13.4)

Total long-term debt	$530.5	$547.0

(a)	Includes fair value adjustments for settled interest rate swap contracts of $11.0 million at September 30, 2006 and $12.2 million at December 31, 2005.
     The Company has a $325 million senior secured domestic revolving credit facility (“the facility”), which is secured by all accounts receivable and inventory of its U.S. operations, and includes capacity for up to $175 million in letters of credit. As of September 30, 2006, there had been no borrowings made under the facility, although the facility is used to support approximately $97 million in letters of credit.
Note 6. Per Share Information
     The following table sets forth the computation of basic and diluted net income per common share (in millions, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator for basic and diluted net income per common share — net income	$161.9	$88.3	$404.8	$241.0

Denominator:
Denominator for basic net income per common share-weighted average shares	100.1	96.5	99.5	95.9
Effect of dilutive securities:
Option equivalents	1.0	1.8	1.3	1.8
Contingently issuable shares	1.5	3.1	1.5	2.8

Denominator for diluted net income per common share – adjusted weighted average shares and assumed conversions	102.6	101.4	102.3	100.5

Basic net income per common share	$1.62	$0.91	$4.07	$2.51

Diluted net income per common share	$1.58	$0.87	$3.96	$2.40

     Weighted average shares issuable upon the exercise of stock options which were antidilutive, and thus not included in the calculation, were negligible for all periods presented.

Note 7. Comprehensive Income
     The components of comprehensive income, net of tax, were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$161.9	$88.3	$404.8	$241.0

Foreign currency translation gains (losses)	0.5	(3.8)	22.3	(12.0)
Unrealized gains (losses) on energy, raw material and currency hedges, net of tax	(3.8)	34.2	(10.2)	48.0
Unrealized gains on securities	0.6	0.1	0.7	0.1

	(2.7)	30.5	12.8	36.1

Comprehensive income	$159.2	$118.8	$417.6	$277.1

Note 8. Income Taxes
     The third quarter 2006 included a provision for income taxes of $84.5 million, or 34.3% of income before tax, for U.S. Federal, foreign and state income taxes. The third quarter 2006 benefited from a favorable $4.2 million adjustment of prior years’ tax accruals. The third quarter 2005 included a tax benefit of $1.3 million which principally related to a $4.0 million favorable adjustment to prior years’ taxes resulting from settlement of open audit years partially offset by foreign and state income taxes. Prior to the fourth quarter 2005, the Company maintained a valuation allowance for a major portion of its U.S. Federal deferred tax assets and certain state deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, due to uncertainty regarding full utilization of the net deferred tax asset, including the 2003 and 2004 unutilized net operating losses.

Note 9. Pension Plans and Other Postretirement Benefits
     The Company has defined benefit pension plans and defined contribution plans covering substantially all employees. Benefits under the defined benefit pension plans are generally based on years of service and/or final average pay. The Company funds the U.S. pension plans in accordance with the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code. ATI is not required to make cash contributions to its U.S. defined benefit pension plan for 2006. However, in order to improve the plan’s funded position the Company is considering making a voluntary cash contribution to this defined benefit pension plan of approximately $100 million in the 2006 fourth quarter.
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
     For the three months and nine months ended September 30, 2006 and 2005, the components of pension expense for the Company’s defined benefit plans and components of other postretirement benefit expense included the following (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Pension Benefits:
Service cost — benefits earned during the year	$7.1	$7.0	$21.3	$21.0
Interest cost on benefits earned in prior years	32.1	31.2	96.2	93.8
Expected return on plan assets	(40.6)	(38.4)	(121.8)	(115.2)
Amortization of prior service cost	4.8	5.4	14.4	16.2
Amortization of net actuarial loss	12.6	10.5	37.8	31.5

Total pension expense	$16.0	$15.7	$47.9	$47.3

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Other Postretirement Benefits:
Service cost — benefits earned during the year	$0.7	$0.8	$2.1	$2.4
Interest cost on benefits earned in prior years	8.0	8.1	24.0	24.3
Expected return on plan assets	(1.6)	(2.0)	(4.8)	(6.0)
Amortization of prior service cost (credits)	(6.6)	(6.7)	(19.8)	(19.9)
Amortization of net actuarial loss	4.0	4.0	12.0	12.0

Total other postretirement benefit expense	$4.5	$4.2	$13.5	$12.8

Total retirement benefit expense	$20.5	$19.9	$61.4	$60.1

Note 10. Business Segments
     Following is certain financial information with respect to the Company’s business segments for the periods indicated (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Total sales:
High Performance Metals	$490.0	$347.2	$1,407.4	$950.7
Flat-Rolled Products	747.5	450.8	1,953.8	1,490.1
Engineered Products	109.6	101.7	339.1	302.6

	1,347.1	899.7	3,700.3	2,743.4

Intersegment sales:
High Performance Metals	35.0	22.6	90.1	61.8
Flat-Rolled Products	18.8	11.8	57.1	24.4
Engineered Products	4.9	3.6	13.4	11.7

	58.7	38.0	160.6	97.9

Sales to external customers:
High Performance Metals	455.0	324.6	1,317.3	888.9
Flat-Rolled Products	728.7	439.0	1,896.7	1,465.7
Engineered Products	104.7	98.1	325.7	290.9

	$1,288.4	$861.7	$3,539.7	$2,645.5

Operating profit:
High Performance Metals	$173.0	$87.9	$470.9	$228.0
Flat-Rolled Products	105.4	33.4	235.7	126.0
Engineered Products	12.4	12.7	45.2	35.7

Total operating profit	290.8	134.0	751.8	389.7

Corporate expenses	(15.1)	(13.8)	(47.0)	(35.7)
Interest expense, net	(4.3)	(9.9)	(17.6)	(30.9)
Other expense, net of gains on asset sales	(4.5)	(3.4)	(15.7)	(18.0)
Retirement benefit expense	(20.5)	(19.9)	(61.4)	(60.1)

Income before income taxes	$246.4	$87.0	$610.1	$245.0

     Retirement benefit expense represents pension expense and other postretirement benefit expense. Operating profit with respect to the Company’s business segments excludes any retirement benefit expense.
     Corporate expenses for the first nine months of 2006 were $47.0 million, compared to $35.7 million for 2005. This increase is due to expenses associated with annual and long-term performance-based incentive compensation programs.
     Other expense, net of gains on asset sales, includes charges incurred in connection with closed operations, pretax gains and losses on the sale of surplus real estate and other assets, and other non-operating income or expense. These items are presented primarily in selling and administrative expenses and in other expense in the statement of income. These items resulted in net charges of $15.7 million for the first nine months of 2006 and $18.0 million for the first nine months of 2005. Other expense for the first nine months of 2005 includes litigation expense of $5.3 million relating to an unfavorable court judgment concerning a commercial dispute with a raw materials supplier.
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
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
September 30, 2006

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and cash equivalents	$0.2	$94.3	$311.4	$—	$405.9
Accounts receivable, net	0.2	283.9	347.4	—	631.5
Inventories, net	—	544.1	500.2	—	1,044.3
Deferred income taxes	2.1	—	—	—	2.1
Prepaid expenses and other current assets	0.4	4.1	44.2	—	48.7

Total current assets	2.9	926.4	1,203.2	—	2,132.5
Property, plant and equipment, net	0.8	302.8	510.1	—	813.7
Cost in excess of net assets acquired	—	112.1	94.0	—	206.1
Deferred income taxes	176.5	—	—	—	176.5
Deferred pension asset	100.6	—	—	—	100.6
Investments in subsidiaries and other assets	2,939.1	679.1	875.5	(4,399.7)	94.0

Total assets	$3,219.9	$2,020.4	$2,682.8	$(4,399.7)	$3,523.4

Liabilities and stockholders’ equity:
Accounts payable	$3.6	$399.7	$175.3	$—	$578.6
Accrued liabilities	1,314.2	79.5	403.2	(1,557.2)	239.7
Accrued income taxes	38.7	—	—	—	38.7
Short-term debt and current portion of long-term debt	—	11.2	13.1	—	24.3

Total current liabilities	1,356.5	490.4	591.6	(1,557.2)	881.3
Long-term debt	306.7	395.0	28.8	(200.0)	530.5
Accrued postretirement benefits	—	267.4	189.7	—	457.1
Pension liabilities	288.0	—	—	—	288.0
Other long-term liabilities	34.3	26.0	71.8	—	132.1

Total liabilities	1,985.5	1,178.8	881.9	(1,757.2)	2,289.0

Total stockholders’ equity	1,234.4	841.6	1,800.9	(2,642.5)	1,234.4

Total liabilities and stockholders’ equity	$3,219.9	$2,020.4	$2,682.8	$(4,399.7)	$3,523.4

Note 11. CONTINUED
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Income
For the nine months ended September 30, 2006

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Sales	$—	$1,787.9	$1,751.8	$—	$3,539.7
Cost of sales	32.2	1,544.7	1,110.1	—	2,687.0
Selling and administrative expenses	76.1	29.7	115.3	—	221.1
Interest income (expense), net	(25.3)	2.9	4.8	—	(17.6)
Other income (expense) including equity in income of unconsolidated subsidiaries	743.7	1.8	(5.8)	(743.6)	(3.9)

Income before income tax provision	610.1	218.2	525.4	(743.6)	610.1
Income tax provision	205.3	82.7	178.6	(261.3)	205.3

Net income	$404.8	$135.5	$346.8	$(482.3)	$404.8

Condensed Statements of Cash Flows
For the nine months ended September 30, 2006

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) operating activities	$(6.8)	$92.4	$93.5	$—	$179.1
Cash flows used in investing activities	(21.9)	(35.6)	(136.3)	35.9	(157.9)
Cash flows provided by financing activities	28.2	14.6	15.1	(35.9)	22.0

Increase (decrease) in cash and cash equivalents	$(0.5)	$71.4	$(27.7)	$—	$43.2

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

Note 11. CONTINUED
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Income
For the nine months ended September 30, 2005

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Sales	$–	$1,357.2	$1,288.3	$–	$2,645.5
Cost of sales	40.9	1,227.2	901.5	–	2,169.6
Selling and administrative expenses	65.6	25.2	105.8	–	196.6
Interest expense, net	(21.8)	(7.1)	(2.0)	–	(30.9)
Other income (expense) including equity in income of unconsolidated subsidiaries	373.3	3.3	1.1	(381.1)	(3.4)

Income before income tax provision	245.0	101.0	280.1	(381.1)	245.0
Income tax provision	4.0	–	–	–	4.0

Net income	$241.0	$101.0	$280.1	$(381.1)	$241.0

Condensed Statements of Cash Flows
For the nine months ended September 30, 2005

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash flows provided by operating activities	$31.6	$90.5	$98.3	$(24.8)	$195.6

Cash flows used in investing activities	(33.9)	(12.8)	(60.6)	44.5	(62.8)

Cash flows provided by (used in) financing activities	2.5	2.8	2.5	(19.7)	(11.9)

Increase in cash and cash equivalents	$0.2	$80.5	$40.2	$–	$120.9

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
     At September 30, 2006, the Company’s reserves for environmental remediation obligations totaled approximately $28 million, of which approximately $16 million were included in other current liabilities. The reserve includes estimated probable future costs of $10 million for federal Superfund and comparable state-managed sites; $10 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $5 million for owned or controlled sites at which Company operations have been discontinued; and $3 million for sites utilized by the Company in its ongoing operations. The Company continues to evaluate whether it may be able to recover a portion of future costs for environmental liabilities from third parties.
     The action in U.S. District Court for the Southern District of California against TDY Industries, Inc. (“TDY”), a wholly-owned subsidiary of the Company, related to alleged environmental contamination on the San Diego property was stayed in January 2006 to allow the parties to attempt to settle the matter. The District Court lifted the stay in August 2006 and trial is scheduled for May 2007. The parties are continuing their efforts to settle the matter. At September 30, 2006, the Company believes its reserves for these matters are adequate.
     With respect to the Li Tungsten Superfund Site in Glen Cove, New York, in August 2006, TDY, the other PRPs and the U.S. Government, including the U.S. Environmental Protection Agency, reached an agreement to resolve this matter and the parties are currently negotiating the written agreement of settlement. Based on information presently available, the Company believes its reserves on this matter are adequate.
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
     In 2006, the Company paid approximately $37.5 million in previously accrued litigation costs for the resolution of the previously disclosed matters regarding TDY and San Diego Unified Port District, and TDY and Kaiser Aerospace & Electronics Corporation.
     In October 2006, the Company paid a $5.6 million judgment against TDY, including interest, in a case filed in the United States District Court of the Northern District of Alabama relating to a disputed tantalum grade powder raw material supply arrangement. The judgment was issued in April 2005, and the Company’s appeal of the adverse judgment in favor of the supplier was denied in the third quarter of 2006.
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
     Reserves for restructuring charges recorded in prior years involving future payments were approximately $3 million at September 30, 2006 and $4 million at December 31, 2005. The reduction in reserves was due to payments. The reserves relate to severance obligations and environmental exit costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Allegheny Technologies Incorporated is one of the largest and most diversified producers of specialty metals in the world. Unless the context requires otherwise, “we”, “our” and “us” refer to Allegheny Technologies Incorporated and its subsidiaries.
Results of Operations
     We operate in the following three business segments, which accounted for the following percentages of total external sales and operating profit for the first nine months of 2006 and 2005:

	Nine Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2005
	External	Operating	External	Operating
Percentage of Total by Segment:	Sales	Profit	Sales	Profit
High Performance Metals	37%	63%	34%	59%
Flat-Rolled Products	54%	31%	55%	32%
Engineered Products	9%	6%	11%	9%
     Sales for the third quarter 2006 were $1.29 billion, 50% higher than the third quarter 2005. Compared to the third quarter 2005, sales increased 40% in the High Performance Metals segment, 66% in the Flat-Rolled Products segment, and 7% in the Engineered Products segment. For the first nine months of 2006, sales were $3.54 billion, a 34% increase over the first nine months of 2005. Sales increased 48% in the High Performance Metals segment, 29% in the Flat-Rolled Products segment, and 12% in the Engineered Products segment, compared to the first nine months of 2005. Our key growth markets, namely aerospace and defense, chemical process industry, oil and gas, electrical energy, and medical, remained strong, representing 63% of ATI’s year-to-date 2006 sales. Aerospace and defense was the largest of our markets at 30% of year-to-date 2006 sales.
     Segment operating profit for the third quarter 2006 was $290.8 million, an increase of $156.8 million, or 117%, compared to the third quarter 2005, as a result of improved performance across the High Performance Metals and Flat-Rolled Products business segments. For the first nine months of 2006, segment operating profit was $751.8 million, a 93% increase over the first nine months of 2005. Operating performance in 2006 continued to benefit from strong end-market demand, especially from our key growth markets, higher selling prices for most of our products, and ATI Business System initiatives to reduce costs and improve productivity. Segment operating profit, and segment operating profit as a percentage of sales, for the three month and nine month periods ended September 30, 2006 and 2005, were:

	Three Months Ended		Nine Months Ended
(in millions)	September 30,		September 30,
Segment operating profit:	2006	2005	2006	2005
High Performance Metals	$173.0	$87.9	$470.9	$228.0
Segment operating profit %	38.0%	27.1%	35.7%	25.6%

Flat-Rolled Products	105.4	33.4	235.7	126.0
Segment operating profit %	14.5%	7.6%	12.4%	8.6%

Engineered Products	12.4	12.7	45.2	35.7
Segment operating profit %	11.8%	12.9%	13.9%	12.3%

Total segment operating profit	$290.8	$134.0	$751.8	$389.7
Total segment operating profit %	22.6%	15.6%	21.2%	14.7%
     Our measure of segment operating profit, which we use to analyze the performance and results of our business segments, excludes income taxes, corporate expenses, net interest expense, retirement benefit expense, and other costs net of gains on asset sales. We believe segment operating profit, as defined, provides an appropriate measure of controllable operating results at the business segment level.

     Results for the third quarter 2006 included a LIFO inventory valuation reserve charge of $54.0 million, due primarily to higher nickel, nickel-bearing scrap, and titanium alloy scrap costs. For the same 2005 period, the LIFO inventory valuation reserve charge was $12.1 million. For the first nine months of 2006, LIFO inventory valuation reserve charges were $106.4 million, compared to $44.2 million for the comparable 2005 period. Volatility in the cost of raw materials, particularly for nickel, nickel-bearing scrap, and titanium alloy scrap, has the potential to drive LIFO charges in the fourth quarter 2006 to a similar level as in the third quarter 2006.
     Third quarter 2006 gross cost reductions, before the effects of inflation, totaled $34 million. Year-to-date gross cost reductions, before the effects of inflation, totaled $96 million. We will again exceed our yearly cost reduction goal, which was originally set at $100 million for 2006.
     Income before tax for the third quarter 2006 was $246.4 million, an increase of $159.4 million compared to the third quarter 2005. Net income for the third quarter 2006 was $161.9 million, or $1.58 per share, compared to the third quarter 2005 of $88.3 million, or $0.87 per share. Third quarter 2006 results include an income tax provision of $84.5 million, or 34% of income before tax, which benefited from a $4.2 million favorable adjustment related to prior years’ tax accruals. The comparable 2005 quarter included an income tax benefit of $1.3 million, or 1.5% of income before tax, which benefited from a lower income tax provision due to a reduction in the valuation allowances associated with deferred tax assets.
     Income before tax for the first nine months of 2006 was $610.1 million, a 149% increase over the first nine months of 2005. Net income for the nine months ended September 30, 2006 was $404.8 million, or $3.96 per share, compared to $241.0 million, or $2.40 per share for the first nine months of 2005. Results for the first nine months of 2006 include an income tax provision of $205.3 million, or 33.7% of income before tax, and benefited from $14.2 million of favorable adjustments related to prior years’ taxes and reductions in deferred tax asset valuation allowances. The results for the first nine months of 2005 included an income tax provision of $4.0 million, or 1.6% of income before tax, as prior year results benefited from a lower income tax provision due to reductions in deferred tax valuation allowances.
     Looking ahead, our business remains strong, with significant opportunities for profitable growth. We continue to see strong growth opportunities for our specialty metals from our key markets, namely aerospace and defense, chemical process industry, oil and gas, electrical energy, and medical. Our strategic capital investments and strong financial position have ATI well-positioned to achieve continued profitable growth in 2007 and beyond.
High Performance Metals Segment
     Sales increased 40% to $455.0 million, compared to the third quarter 2005. Demand for our titanium alloys, nickel-based alloys and superalloys, and vacuum-melted specialty alloys was robust from the aerospace and defense market, and strong from the medical, and oil and gas markets. Demand was strong for our exotic alloys from the global chemical process industry markets and from the aerospace and defense, and electrical energy markets. Segment operating profit in the quarter reached $173.0 million, or 38.0% of sales, an $85.1 million increase compared to the third quarter 2005. The significant increase in operating profit primarily resulted from increased shipments, higher selling prices for most products, and the benefits of gross cost reductions, which more than offset higher raw material costs. As a result of raw material cost inflation and higher inventory levels, a LIFO inventory valuation reserve charge of $11.6 million was recorded in the third quarter 2006, compared to a $12.9 million charge in the third quarter 2005. Results for the 2006 third quarter benefited from $7.2 million of gross cost reductions.
     Certain comparative information on the segment’s major products for the three months ended September 30, 2006 and 2005 is provided in the following table:

	Three Months Ended
	September 30,		%
	2006	2005	Change
Volume (000’s pounds):
Nickel-based and specialty alloys	10,441	9,621	9%
Titanium mill products	6,618	6,169	7%
Exotic alloys	1,009	908	11%

Average prices (per pound):
Nickel-based and specialty alloys	$14.81	$11.71	26%
Titanium mill products	$36.09	$25.49	42%
Exotic alloys	$41.26	$43.49	(5)%
The exotic alloys average price decrease is primarily due to product mix.

     For the nine months ended September 30, 2006, segment sales increased 48% to $1.32 billion. Operating profit was $470.9 million for the nine months ended September 30, 2006, or 35.7% of sales, compared to $228.0 million, or 25.6% of sales, for the comparable prior year to date period. Results for the first nine months of 2006 included a LIFO inventory valuation reserve charge of $37.0 million, compared to a charge of $36.2 million in the 2005 period. Year-to-date 2006 gross cost reductions were $21.5 million. Results were also affected by start-up expenses of $0.4 million in the third quarter and $4.7 million for the first nine months of 2006 associated with our Albany, OR titanium sponge facility.
     Certain comparative information on the segment’s major products for the nine months ended September 30, 2006 and 2005 is provided in the following table:

	Nine Months Ended
	September 30,		%
	2006	2005	Change
Volume (000’s pounds):
Nickel-based and specialty alloys	32,581	29,836	9%
Titanium mill products	19,744	18,610	6%
Exotic alloys	3,214	3,090	4%

Average prices (per pound):
Nickel-based and specialty alloys	$13.84	$10.91	27%
Titanium mill products	$33.94	$21.20	60%
Exotic alloys	$40.35	$40.70	(1)%
The exotic alloys average price decrease is primarily due to product mix.
Flat-Rolled Products Segment
     Third quarter 2006 sales were $728.7 million, 66% higher than the third quarter 2005, as a result of a 42% increase in pounds shipped, higher base-selling prices for many products, and improved product mix. Average transaction prices, which include surcharges, were 17% higher. Demand was strong for our stainless products from the chemical process industry, oil and gas, and electrical energy markets and from service center customers. Demand was also strong for our specialty stainless, grain-oriented silicon, and nickel-based alloy products from the chemical process industry, oil and gas, electrical energy, and aerospace and defense markets. Segment operating profit increased to $105.4 million, or 14.5% of sales, primarily as a result of increased shipments, improved product mix, higher selling prices, and the benefit of gross cost reductions. This was accomplished in spite of significantly higher LIFO inventory valuation reserve charges due primarily to higher nickel and nickel-bearing scrap raw material costs. Third quarter 2006 results included a LIFO inventory valuation reserve charge of $42.2 million, compared to a $3.2 million charge in the third quarter 2005, and a $27.0 million charge in the second quarter 2006. Results for the 2006 third quarter benefited from $24.8 million in gross cost reductions.

Comparative information on the segment’s products for the three months ended September 30, 2006 and 2005 is provided in the following table:

	Three Months Ended
	September 30,		%
	2006	2005	Change
Volume (000’s pounds):
High value	123,784	123,174	—%
Commodity	236,902	131,218	81%

Total	360,686	254,392	42%

Average prices (per lb.):
High value	$2.56	$2.18	18%
Commodity	$1.71	$1.27	35%
Combined Average	$2.00	$1.71	17%
     Volume and average price data includes the classification of grain-oriented silicon electrical steel and tool steel as high-value products for all periods presented.
     For the nine months ended September 30, 2006, Flat-Rolled Products sales increased 29.4%, to $1.90 billion, and operating profit was $235.7 million, or 12.4% of sales, compared to $126.0 million, or 8.6% of sales, for the prior year-to-date period. Segment results for the 2006 year-to-date period included a LIFO inventory reserve charge of $69.2 million, compared to a prior year LIFO inventory reserve charge of $0.7 million in 2005, due primarily to higher nickel and nickel-bearing scrap raw material costs. Results for the first nine months of 2006 benefited from $69.7 million in gross cost reductions.
     Comparative information on the segment’s products for the nine months ended September 30, 2006 and 2005 is provided in the following table:

	Nine Months Ended
	September 30,		%
	2006	2005	Change
Volume (000’s pounds):
High value	382,447	372,642	3%
Commodity	670,595	523,560	28%

Total	1,053,042	896,202	18%

Average prices (per lb.):
High value	$2.38	$2.14	11%
Commodity	$1.45	$1.26	15%
Combined Average	$1.79	$1.63	10%

Volume and average price data includes the classification of grain-oriented silicon electrical steel and tool steel as high-value products for all periods presented.
Engineered Products Segment
     Sales for the third quarter 2006 increased to $104.7 million, a 7% increase over the third quarter 2005, due to increased volume and higher selling prices. Demand for our tungsten and tungsten carbide products was strong from the oil and gas, mining, and power generation markets, while demand was seasonally lower from the automotive market. Demand was strong for our forged products from the Class 8 truck, construction and mining, and oil and gas markets. Demand for our cast products was strong from the wind energy, and oil and gas markets. Demand remained very strong for our titanium precision metal processing conversion services. Segment operating profit was $12.4 million in the third quarter 2006, or 11.8% of sales, which was comparable to the same period of 2005. Segment operating profit has recently been negatively impacted due to the high cost of ammonium paratungstate (“APT”), a purchased raw material in our tungsten products business. We are in the process of investing to expand our APT production capacity to internally source all of our APT needs at what is expected to be a significantly lower cost than purchased APT. We expect to have this additional capacity in production by the end of 2006. Raw material cost inflation resulted in a LIFO inventory valuation reserve charge of $0.2 million in the third quarter 2006, compared to a $2.4 million charge in the third quarter 2005. Results benefited from $1.7 million of gross cost reductions.
     For the nine months ended September 30, 2006, sales increased 12% to $325.7 million, and operating profit was $45.2 million, or 13.9% of sales, compared to $35.7 million, or 12.3% of sales in 2005. Operating results for the first nine months of 2006 included LIFO inventory valuation reserve charges of $0.2 million, compared to a charge of $7.3 million for the first nine months of 2005. Higher sales volumes, improved pricing, lower raw material cost inflation and 2006 gross cost reductions of $4.8 million favorably affected operating results.
Corporate Items
     Corporate expenses increased to $15.1 million for the third quarter of 2006, compared to $13.8 million in the year-ago period. For the nine months ended September 30, 2006, corporate expenses were $47.0 million compared to $35.7 million in the prior year-to-date period. The increases in 2006 are due to expenses associated with annual and long-term performance-based incentive compensation programs. Compensation expense related to share-based incentive plans for three months ended September 30, 2006 and 2005 was $2.5 million and $2.4 million, respectively. For the nine months ended September 30, 2006 and 2005, share-based incentive plans compensation expense was $8.4 million and $7.5 million, respectively.
     Net interest expense in the third quarter 2006 decreased to $4.3 million from $9.9 million for the same period last year. For the nine months ended September 30, 2006, net interest expense was $17.6 million compared to $30.9 million in the prior year-to-date period. The decreases in net interest expense in 2006 were primarily due to increased interest income resulting from higher cash balances and capitalization of interest costs on strategic capital projects, partially offset by higher interest rates on floating rate debt.
     Other expense, net of gains on asset sales, includes charges incurred in connection with closed operations, pretax gains and losses on the sale of surplus real estate and other assets, operating results from equity-method investees, minority interest, and other non-operating income or expense. These items are presented primarily in selling and administration expenses, and in other income (expense) in the statement of income and resulted in expense of $4.5 million for the third quarter of 2006 and $3.4 million for the third quarter of 2005. For the nine months ended September 30, 2006, other expense, net of gains on asset sales was $15.7 million, compared to $18.0 million for the comparable 2005 period. Other expense for the first nine months of 2005 includes litigation expense of $5.3 million relating to an unfavorable court judgment concerning a settled commercial dispute with a raw material supplier.
     Retirement benefit expense increased slightly to $20.5 million in the third quarter 2006, compared to $19.9 million in the third quarter 2005. For the third quarter 2006, the amount of retirement benefit expense included in cost of sales was $13.9 million, and the amount included in selling and administrative expenses was $6.6 million. For the third quarter 2005, the amount of retirement benefit expense included in cost of sales was $14.1 million, and the amount included in selling and administrative expenses was $5.8 million.
     For the nine months ended September 30, 2006 retirement benefit expense was $61.4 million, compared to $60.1 million in the same period of 2005. Retirement benefit expense increased cost of sales for the nine months ended September 2006 by $41.3 million, and increased selling and administrative expenses by $20.1 million. For the nine months ended September 2005, retirement benefit expenses increased cost of sales by $42.4 million and increased selling and administrative expenses by $17.7 million.
          We are not required to make cash contributions to our U.S. defined benefit pension plan for 2006 and, based on current regulations and actuarial studies, we do not expect to be required to make cash contributions to our U.S. defined benefit pension plan during the next several years. However in order to improve the plan’s funded position, we are considering making a voluntary cash contribution to this defined benefit pension plan of approximately $100 million in the 2006 fourth quarter.
Income Taxes
     Results for the third quarter 2006 included a provision for income taxes of $84.5 million, or 34.3% of income before tax, for U.S. Federal, foreign and state income taxes. The third quarter 2006 benefited from a favorable $4.2 million adjustment of prior years’ tax accruals. The third quarter 2005 included a tax benefit of $1.3 million which principally related to a $4.0 million favorable adjustment to prior years’ taxes resulting from settlement of open audit years partially offset by foreign and state income taxes. Prior to the fourth quarter 2005, we maintained a valuation allowance for a major portion of our U.S. Federal deferred tax assets and certain state deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes”, due to uncertainty regarding full utilization of our net deferred tax asset, including the 2003 and 2004 unutilized net operating losses. In 2005, we generated taxable income which exceeded the 2003 and 2004 net operating losses, allowing us to fully realize these U.S. Federal tax benefits. This realization of tax benefits, together with our improved profitability, required us to eliminate the remaining valuation allowance for U.S. Federal income taxes in the fourth quarter 2005 in accordance with SFAS No. 109.
Financial Condition and Liquidity
Cash Flow and Working Capital
     During the nine months ended September 30, 2006, cash provided by operating activities was $179.1 million, as the significant improvement in operating earnings more than offset a $488.4 million increase in managed working capital, and payment of previously accrued legal costs of $37.5 million. Investing activities included capital expenditures of $157.9 million. Cash provided by financing activities was $22.0 million in the first nine months of 2006, as $28.2 million of proceeds received from the exercise of stock options, and tax benefits on share-based compensation of $30.0 million, more than offset dividend payments of $30.0 million and a reduction in borrowings of $6.2 million. At September 30, 2006, cash and cash equivalents totaled $405.9 million, an increase of $43.2 million from year end 2005.
     As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable and gross inventories, less accounts payable. In measuring performance in controlling this managed working capital, we exclude the effects of LIFO inventory valuation reserves, excess and obsolete inventory reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. At September 30, 2006, managed working capital was 29.0% of annualized sales compared to 30.3% of annualized sales at December 31, 2005. During the first nine months of 2006, managed working capital increased by $488.4 million, to $1,536.4 million. The increase in managed working capital from December 31, 2005 was due to increased accounts receivable of $188.7 million, which reflects the higher level of sales in the third quarter 2006 compared to the fourth quarter 2005, and increased inventory of $564.7 million, mostly as a result of higher raw material costs and higher inventory levels associated with increased business volumes, which were partially offset by increased accounts payable of $265.0 million. Most of the increase in raw material costs is expected to be recovered through surcharges or index pricing mechanisms. Managed working capital has increased $972 million since year-end 2002, as our level of business activity has improved and raw material costs have increased. This increase in managed working capital is expected to represent a future source of cash if the level of business activity were to decline. While accounts receivable balances have increased during 2006 compared to year-end 2005, days sales outstanding, which measures actual collection timing for accounts receivable, have improved. Gross inventory turns, which excludes the effect of LIFO inventory valuation reserves, have declined slightly at the end of the 2006 third quarter compared to year-end 2005, primarily a result of the longer production cycle associated with high performance metals and temporarily higher inventory levels in our Flat-Rolled Products segment.

The components of managed working capital were as follows:

	September 30,	December 31,
(in millions)	2006	2005
Accounts receivable	$631.5	$442.1
Inventories	1,044.3	607.1
Accounts payable	(578.6)	(312.9)

Subtotal	1,097.2	736.3

Allowance for doubtful accounts	7.3	8.1
LIFO reserves	376.1	269.7
Corporate and other	55.8	33.9

Managed working capital	$1,536.4	$1,048.0

Annualized prior two months sales	$5,295.0	$3,461.1

Managed working capital as a % of annualized sales	29.0%	30.3%

Change in managed working capital from December 31, 2005	$488.4

Capital Expenditures
     Capital expenditures for 2006 are expected to be in the range of $230 to $250 million, of which approximately $160 million had been expended in the first nine months of 2006.
     A $475 million, four-phase titanium products expansion is expected to yield 40 million pounds of titanium sponge capacity and increase ATI’s annual titanium melt capacity by approximately 25 million pounds. These strategic titanium capital investments are designed to expand and enhance ATI’s capacity and capabilities to meet current and expected demand growth from the aerospace (engine and airframe), defense, chemical process industry, oil and gas and medical markets. The four-phase expansion includes the following:
•	The Phase I expansion of ATI’s titanium production capabilities was announced on July 15, 2005, and includes upgrading and restarting ATI’s titanium sponge facility in Albany, OR, constructing a third Plasma Arc Melt (PAM) cold-hearth furnace in Bakers, NC, adding four vacuum arc remelt (VAR) furnaces, expanding high-value plate products capacity by 25%, and continued upgrading of ATI’s cold-rolling assets used in producing titanium sheet and strip products. Phase I of our Albany, OR titanium sponge facility is now fully operational with six new furnaces producing at an annualized rate of approximately 8.0 million pounds, and the additional melt capacity is expected to begin operations over the second half of 2006.

•	The Phase II expansion of ATI’s titanium production capabilities was announced on March 17, 2006, and includes additional titanium sponge capacity at ATI’s facility in Albany, OR, and an additional VAR furnace at ATI’s facility in Bakers, NC. We expect the additional titanium sponge production capacity of approximately 4.0 million pounds annually from this phase to begin operation in the first half of 2007.

•	The Phase III expansion of ATI’s titanium production capabilities was announced on June 22, 2006, and includes additional titanium sponge capacity and an additional VAR furnace at ATI’s facility in Albany, OR. The additional titanium sponge production capacity of approximately 4.0 million pounds annually from this phase is expected to be fully operational in the second half of 2007. As a result of Phases I, II and III, we expect our annual titanium sponge production capacity from the Albany facility to be approximately 12 million pounds in 2007, expanding to 16 million pounds in 2008.

•	In addition, in June 2006 we announced that our Board of Directors approved the Phase IV expansion to our titanium capabilities. Phase IV is a greenfield premium-grade titanium sponge facility to be built in Rowley, UT with an annual capacity of 24 million pounds. This $325 million investment is aimed at increasing our capacity to produce titanium alloys for aerospace and defense applications. Premium-grade sponge is essential for many aerospace applications, including rotating quality titanium alloys used for new jet engines and spare parts. ATI expects initial production of titanium sponge to begin in the third quarter 2008, and grow to an annualized rate of 24 million pounds in 2009.
     Upon the completion of Phases I through IV, ATI’s internal titanium sponge annual capacity of approximately 40 million pounds will be in addition to the amount of titanium sponge ATI purchases from external sources.
     Additionally, in September 2005 we announced a $30 million expansion of our premium-melt nickel-based alloy, superalloy, and specialty alloy production capabilities. These investments are aimed at increasing our capacity to produce these high performance alloys used for aero-engine rotating parts; airframe applications; oil and gas exploration, extraction, and refining; and power generation land-based turbines and flue gas desulfurization pollution control units. Major projects of this expansion, which are beginning operations over the second half of 2006 and which are expected to increase our premium-melt capacity by approximately 20%, include:
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
     We expect to fund these titanium-related and premium-melt nickel-based alloy, superalloy, and specialty alloy capital investments through current cash on hand and internal cash flow.
     In the 2006 third quarter, our Chinese joint venture company known as Shanghai STAL Precision Stainless Steel Company Limited (“STAL”), in which ATI has a 60% interest, commenced an expansion of its operations in Shanghai, China. This expansion, which is expected to more than triple STAL’s precision rolling and slitting capacity, is estimated to cost approximately $110 million. The expansion is expected to be fully operational in the 2009 first quarter and is expected to be funded through capital contributions from the joint venture partners, bank credit lines, and the internal cash flow of the joint venture. Our cash contribution to this expansion is expected to be approximately $25 million, of which $12.4 million was contributed by ATI in the 2006 third quarter with the remainder anticipated to be contributed in the first half of 2007. The financial results of STAL are consolidated into our financial statements with the 40% interest of our minority partner recognized as other income or expense in the statements of income and as a liability in the statements of financial position.
Dividends
     A regular quarterly dividend of $0.10 per share of common stock was declared on September 14, 2006, payable on September 29, 2006 to stockholders of record at the close of business on September 22, 2006. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate.
Debt
     At September 30, 2006, we had $554.8 million in total outstanding debt, compared to $560.4 million at December 31, 2005, a decrease of $5.6 million.
     In managing our overall capital structure, one of the measures on which we focus is net debt to total capitalization, which is the percentage of our debt to our total invested and borrowed capital. In determining this measure, debt and total capitalization are net of cash on hand which may be available to reduce borrowings. Our net debt to total capitalization improved to 10.8% at September 30, 2006 from 19.8% at December 31, 2005. The net debt to total capitalization was determined as follows:

(in millions)	September 30, 2006	December 31, 2005
Total debt	$554.8	$560.4
Less: cash	(405.9)	(362.7)

Net debt	$148.9	$197.7

Net debt	$148.9	$197.7
Stockholders’ equity	1,234.4	799.9

Total capital	$1,383.3	$997.6

Net debt to total capitalization	10.8%	19.8%
     We did not borrow funds under our $325 million secured domestic revolving credit facility (“the facility”) during the first nine months of 2006, or during all of 2005, 2004 or 2003, although a portion of the facility has been utilized to support the issuance of letters of credit. Outstanding letters of credit issued under the facility at September 30, 2006 were approximately $97 million. The facility is secured by all accounts receivable and inventory of our U.S. operations. At September 30, 2006, we had the ability to access the entire $325 million undrawn availability under the facility, which is calculated including outstanding letters of credit and domestic cash on hand.
     We believe that internally generated funds, current cash on hand, and capacity provided from our secured credit facility will be adequate to meet our foreseeable liquidity needs.
Critical Accounting Policies
Inventory
     At September 30, 2006, we had net inventory of $1,044.3 million. Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO) and average cost methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. The prices for many of the raw materials we use have been volatile. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a rapid rise in raw material costs has a negative effect on our operating results. For example, during the first nine months of 2006 the effect of the increase in raw material costs on our LIFO inventory valuation method resulted in cost of sales which was $106.4 million higher than would have been recognized if we utilized the FIFO methodology to value our inventory. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold.
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
     We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting reserve, if any, is recognized as an expense in the period that the need for the reserve is identified. At September 30, 2006, no such reserves were required. It is our general policy to write-down to scrap value any inventory that is identified as obsolete and any inventory that has aged or has not moved in more than twelve months. In some instances this criterion is up to twenty-four months due to the longer manufacturing and distribution process for such products.

Retirement Benefits
     We have defined pension plans and defined contribution plans covering substantially all of our employees. During the fourth quarter 2005 and in the third quarter 2004, we made voluntary cash contributions of $100 million and $50 million, respectively, to our U.S. defined pension plan to improve the plan’s funded position. We are not required to make a contribution to the U.S. defined benefit pension plan for 2006, and, based upon current regulations and actuarial analyses, we do not expect to be required to make cash contributions to the U.S. defined benefit pension plan for at least the next several years. However, in order to improve the plan’s funded position, we are considering making a voluntary cash contribution to this defined benefit pension plan of approximately $100 million in the 2006 fourth quarter.
     We account for our defined benefit pension plans in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”), which requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. A significant element in determining our pension expense in accordance with SFAS 87 is the expected investment return on plan assets. In establishing the expected return on plan investments, which is reviewed annually in the fourth quarter, we take into consideration input from our third party pension plan asset managers and actuaries regarding the types of securities the plan investments are invested in, how those investments have performed historically, and expectations for how those investments will perform in the future. Based on this review, we currently use an expected return on pension plan investments of 8.75%. The assumed rate is applied to the market value of plan assets at the end of the previous year. This produces the expected return on plan assets that is included in annual pension expense for the current year. While the actual return on pension plan investments was 9.7% in 2005 and 11.7% in 2004, our expected return on pension plan investments for 2006 remains at 8.75%. The effect of increasing, or lowering, the expected return on pension plan investments by 0.25% results in a decrease or increase to annual pension expense of approximately $5 million. The cumulative difference between this expected return and the actual return on plan assets is deferred and amortized into pension expense over future periods. The amount of expected return on plan assets can vary significantly from year-to-year since the calculation is dependent on the market value of plan assets as of the end of the preceding year. U.S. generally accepted accounting principles allow companies to calculate the expected return on pension assets using either an average of fair market values of pension assets over a period not to exceed five years, which reduces the volatility in reported pension income or expense, or their fair market value at the end of the previous year. However, the Securities and Exchange Commission currently does not permit companies to change from the fair market value at the end of the previous year methodology, which is the methodology that we use, to an averaging of fair market values of plan assets methodology. As a result, our results of operations and those of other companies, including companies with which we compete, may not be comparable due to these different methodologies in calculating the expected return on pension investments.
     At the end of November each year, we determine the discount rate to be used to value pension plan liabilities. In accordance with SFAS 87, the discount rate reflects the current rate at which the pension liabilities could be effectively settled. In estimating this rate, we receive input from our actuaries regarding the rates of return on high quality, fixed-income investments with maturities matched to the expected future retirement benefit payments. Based on this assessment, at the end of November 2005 we established a discount rate of 5.9% for valuing the pension liabilities as of the end of 2005, and for determining the pension expense for 2006. We had previously assumed a discount rate of 6.1% for 2004, which determined the 2005 pension expense. The effect of lowering the discount rate to 5.9% from 6.1% increased pension liabilities by approximately $47 million at 2005 year-end, and increased pension expense by approximately $2 million in 2006 compared to 2005. The effect on pension liabilities for changes to the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, are deferred and amortized over future periods in accordance with SFAS 87.
     Current accounting standards require that a minimum pension liability be recorded when the value of pension assets is less than the accumulated benefit obligation (“ABO”) at the annual measurement date. As of November 30, 2005, our measurement date for pension accounting, the value of the accumulated pension benefit obligation (ABO) exceeded the value of pension investments by approximately $247 million. Minimum pension liability adjustments affect our stockholders’ equity but do not affect our reported results of operations and do not have a cash impact.
     We also sponsor several postretirement plans covering certain hourly and salaried employees and retirees. These plans provide health care and life insurance benefits for eligible employees. In most plans, our contributions towards premiums are capped based upon the cost of a certain date, thereby creating a defined contribution. For the non-collectively bargained plans, we maintain the right to amend or terminate the plans in the future. We account for these benefits in accordance with SFAS No. 106, “Employers’ Account for Postretirement Benefits Other Than Pensions” (“SFAS 106”), which requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as benefits are paid. We use actuarial assumptions, including the discount rate and the expected trend in health care costs, to estimate the costs and benefits obligations for the plans. The discount rate, which is determined annually at the end of November of each year, is developed based upon rates of return on high quality, fixed-income investments. At the end of 2005, we determined this rate to be 5.9%, a reduction from a 6.1% discount rate in 2004. The effect of lowering the discount rate to 5.9% from 6.1% increased 2005 postretirement benefit liabilities by approximately $9 million, and increased 2006 postretirement benefit expenses by approximately $0.3 million compared to 2005. Based upon significant cost increases quoted by our medical care providers and predictions of continued significant medical cost inflation in future years, the annual assumed rate of increase in the per capita cost of covered benefits for health care plans was 10.3% for 2006 and was assumed to gradually decrease to 5.0% in the year 2014 and remain level thereafter.
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
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board issued an amendment to its standards for defined benefit pension and other postretirement benefit plans accounting. The new standard, Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, requires that the net funded position of the plans be recognized as an asset or liability in the employer’s balance sheet. This change will be effective for year-end 2006. We have not determined the effect of adopting this change at year-end 2006 as the adjustment will depend upon the value of plan assets and obligations as of our measurement date. In addition, the new standard will require assets and benefits to be measured at the date of the employer’s statement of financial position rather than our measurement date of November 30th, as currently permitted. This change will be effective for ATI’s 2008 fiscal year.
     The FASB issued in September 2006 a FASB Staff Position (“FSP”) titled “Accounting for Planned Major Maintenance Activities” (“FSP PMMA”). This FSP amends an AICPA Industry Audit guide and is applicable to all industries that accrue for planned major maintenance activities. The FSP PMMA prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities, which is the policy we presently use to record planned plant outage costs on an interim basis within a fiscal year, and also to record the costs of major equipment rebuilds which extend the life of capital equipment. The FSP PMMA is effective as of the beginning of ATI’s 2007 fiscal year, with retrospective application to all prior periods presented. Under the FSP PMMA, we will report results using the deferral method whereby major equipment rebuilds are capitalized as costs are incurred and amortized into expense over their estimated useful lives, and planned plant outage costs are fully recognized in the interim period of the outage. We are currently analyzing the retrospective effects of the FSP on prior periods.

     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes recognition and measurement standards for a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two step process. The first step is the determination of whether a tax position should be recognized. Under FIN 48, a tax position taken or expected to be taken in a tax return is to be recognized only if we determine that it is more-likely-than-not that the tax position will be sustained upon examination by the tax authorities based upon the technical merits of the position. In step two for those tax positions which should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 will be effective for the beginning of our 2007 fiscal year, with adoption treated as a cumulative-effect type adjustment to retained earnings as of the beginning of 2007. Although our analysis of the effect of FIN 48 has not been completed, at this time we do not anticipate recording any material adjustment as a result of adopting this Interpretation.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market Risks associated with our business are discussed in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2005. There were no material changes in these Market Risks during the third quarter 2006.

Item 4. Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of September 30, 2006, and they concluded that these controls and procedures are effective.
(b)	Changes in Internal Controls
There was no change in our internal control over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures as of September 30, 2006, conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Change in Securities, Use of Proceeds And Issuer Purchases of Equity Securities

	(a) Total			(d) Maximum Number (or
	Number of		(c) Total Number of	Approximate Dollar
	Shares (or		Shares (or Units)	Value) of Shares (or
	Units)	(b) Average	Purchased as Part of	Units) that May Yet Be
	Purchased	Price Paid per	Publicly Announced	Purchased Under the
Period	(1)	Share (or Unit)	Plans or Programs	Plans or Programs
Month 1 (7/1 – 7/31/06)	75,108	$67.735	0	0
Month 2 (8/1 – 8/31/06)	0	0	0	0
Month 3 (9/1 – 9/30/06)	0	0	0	0
Total	75,108	$67.735	0	0

(1)	Shares withheld to satisfy employee owed taxes.

Item 6. Exhibits
(a)	Exhibits
31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALLEGHENY TECHNOLOGIES INCORPORATED
(Registrant)

Date: November 3, 2006	By	/s/ Richard J. Harshman

Richard J. Harshman
Executive Vice President-Finance and
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: November 3, 2006	By	/s/ Dale G. Reid

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