Form 10-K
period 2006-12-31
ALLEGHENY TECHNOLOGIES INC
filed 2007-02-27
CIK 1018963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 1O-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2006

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to
Commission file number 1-12001
ALLEGHENY TECHNOLOGIES INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	25-1792394 (I.R.S. Employer Identification Number)

1000 Six PPG Place, Pittsburgh, Pennsylvania (Address of principal executive offices)	15222-5479 (Zip Code)
Registrant’s telephone number, including area code: (412) 394-2800
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.10 Par Value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

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
Yes    ☐    No    ☑
     On February 14, 2007, the Registrant had outstanding 101,983,940 shares of its Common Stock.
The aggregate market value of the Registrant’s voting stock held by non-affiliates at June 30, 2006 was approximately $6.82 billion, based on the closing price per share of Common Stock on that date of $69.24 as reported on the New York Stock Exchange, and at February 14, 2007 was approximately $10.0 billion, based on the closing price per share of Common Stock on that date of $100.69 as reported on the New York Stock Exchange. Shares of Common Stock known by the Registrant to be beneficially owned by directors and officers of the Registrant subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are not included in the computation. The Registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Exchange Act.
Documents Incorporated By Reference
Selected portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 2007 are incorporated by reference into Part III of this Report.

PART I
Item 1. Business
The Company
Allegheny Technologies Incorporated (ATI) is a Delaware corporation with its principal executive offices located at 1000 Six PPG Place, Pittsburgh, Pennsylvania 15222-5479, telephone number (412) 394-2800. Allegheny Technologies was formed on August 15, 1996 as a result of the combination of Allegheny Ludlum Corporation and Teledyne, Inc. References to “Allegheny Technologies,” “ATI,” the “Company,” the “Registrant,” “we,” “our” and “us” and similar terms mean Allegheny Technologies Incorporated and its subsidiaries, unless the context otherwise requires.
Our Business
     Allegheny Technologies is one of the largest and most diversified specialty metals producers in the world. We use innovative technologies to offer growing global markets a wide range of specialty metals solutions. Our products include titanium and titanium alloys, nickel-based alloys and superalloys, zirconium, hafnium and niobium, stainless and specialty steel alloys, grain-oriented silicon electrical steel and tool steels, tungsten-based materials, and forgings and castings. Our specialty metals are produced in a wide range of alloys and product forms and are selected for use in environments that demand metals having exceptional hardness, toughness, strength, resistance to heat, corrosion or abrasion, or a combination of these characteristics.
     We are Building the World’s Best Specialty Metals Company™ by focusing our technological and manufacturing capabilities to serve global end use markets with highly diversified and specialized product offerings. Key end use markets for our products include:
     Aerospace and Defense. We are a world leader in the production of premium titanium alloys, nickel-based and cobalt-based alloys and superalloys, and vacuum-melted specialty alloys used in the manufacture of both commercial and military jet engines, as well as replacement parts for those engines. We also produce titanium alloys, vacuum-melted specialty alloys, and high-strength stainless alloys for use in commercial and military airframe components.
     Titanium and titanium alloys are critical metals in aerospace and defense applications. Titanium and titanium alloys possess an extraordinary combination of properties, including superior strength-to-weight ratio, good elevated temperature resistance, low coefficient of thermal expansion, and extreme corrosion resistance. These metals are used to produce jet engine components such as blades, vanes, discs, and casings, and airframe components such as structural members, landing gear, hydraulic systems, and fasteners. The latest and next-generation airframes and jet engines use even more titanium and titanium alloys in component parts in order to minimize weight and maximize fuel efficiency.
     Our nickel-based alloys and superalloys and specialty alloys are also widely used in aerospace and defense applications. Nickel-based alloys and superalloys remain extremely strong at high temperatures and resist degradation under extreme conditions. Typical aerospace applications for nickel-based alloys and superalloys include jet engine shafts, discs, blades, vanes, rings and casings.
     Our specialty alloys include vacuum-melted maraging steels used in the manufacture of aircraft landing gear and structural components, as well as jet engine components.
     We continuously seek to develop new alloys to better serve the needs of this end use market. For example, we have developed ATI 425™ titanium, a new cold-rollable alloy, as a lower cost alternative to the most popular high-strength titanium alloys, for use in airframe components. We have also developed Allvac® 718 Plus® alloy, a new nickel-based superalloy that can withstand higher temperatures than the standard 718 superalloy, for use in the next generation of fuel efficient jet engines. Demand for our products by the aerospace and defense market has increased significantly over the last several years, and we expect it to remain strong and continue to grow into the next decade.
     Chemical Process Industry and Oil and Gas. Oil and gas prices have reached record levels over the past two years, resulting in increased global oil and gas exploration and development. The environments in which oil and gas can be found in commercial quantities have become more challenging, involving deep offshore wells, high pressure and temperature conditions, sour wells and unconventional sources, such as oil sands. Sustained high oil and gas prices have also led to increased interest in biofuels, such as ethanol, as an alternative to, or to supplement, gasoline and other fossil fuels, and in liquefied natural gas (LNG).

     All of our business segments produce metals that are critical to the chemical process industry and oil and gas industry. Our specialty metals, including titanium and titanium alloys, nickel-based alloys, stainless steel alloys and other specialty alloys, have the strength and corrosion resistant properties necessary in the chemical process industry, and global demand for these materials has been increasing, particularly in rapidly growing industrial markets in Asia. We also provide advanced specialty metals used in offshore oil and gas production, including offshore piping systems and subsea oil and gas fields.
     We continuously seek to develop new alloys to better serve the needs of this end use market. For example, we have developed AL 2003™ lean duplex alloy as a low cost substitute for type 316L stainless steel. AL 2003™ lean duplex stainless, AL 2205™ duplex stainless, and AL-6XN® superaustenitic stainless steel in strip and plate product forms are NORSOK qualified. ATI’s titanium castings are also qualified under NORSOK standards. The NORSOK standards are developed by the Norwegian petroleum industry and are intended to identify metals used in oil and gas applications that are safe and cost effective.
     Our specialty metals are used in the manufacturing and storage of biofuels, particularly ethanol. Demand for our stainless and specialty alloys products for ethanol applications has recently increased significantly and we expect demand to stay strong for the next several years.
     Tungsten is the most dense and heat resistant metal commercially available. One application for our tungsten products is oil and gas drill bit inserts. As drilling methods, including directional drilling, become more complex, our advanced tungsten carbide and diamond matrix materials are often utilized in order to enable faster drilling and longer drill bit life.
     Electrical Energy. Our specialty metals are widely used in the global electric power generation and distribution industry. We believe that U.S. and European environmental policies and the electrification of rapidly developing Asian countries will likely result in continuing strong demand for our specialty metals products that we sell for use in this industry.
     Coal-fired power plants account for more than one-half of the electricity produced in the United States. Under the Clean Air Interstate Rule adopted by the U.S Environmental Protection Agency (EPA), power plants in several eastern states will be required, in stages through 2015, to dramatically reduce emissions of sulfur dioxide and nitrous oxide generated from the burning of coal. Most of these plants will be required to install additional filtration systems, or “scrubbers”, which are made of specialty metals we produce, on their smokestacks to comply with the rule. Demand for our specialty metals for pollution control systems is also significant in growing industrial economies, including China. We supply a broad range of alloys, including many proprietary alloys, for these applications. AL-6XN® alloy, a 6-molybdenum super-austenitic alloy, is used in absorber towers, piping, damper doors, ducting and vessels. The nickel-based AL 22™ and AL 276™ alloys are used in the absorber inlet, absorber outlet ducting, damper door seals, and expansion joints.
     For electrical power generation, our specialty metals and corrosion resistant alloys (CRAs) are used in coal, nuclear, natural gas, and wind power applications. In coal-fired plants, our CRAs are used for pipe, tube, and heat exchanger applications in water systems in addition to the pollution control scrubbers mentioned in the preceding paragraph. For nuclear power plants, we are an industry pioneer in reactor-grade zirconium and hafnium alloys nuclear fuel cladding and structural components. Our CRAs are also used in water systems for nuclear power plants. We are a technology leader for large diameter nickel-based superalloys used in natural gas turbines. We are one of a few producers of very large ductile iron castings used for wind turbines.
     For electrical power distribution, our grain-oriented silicon electrical steel is used in large and small power transformers, where electrical conductivity and magnetic properties are important. We believe that demand for these advanced specialty metals is in the early stage of an expected long growth cycle as developing countries, such as China and India, electrify and build electrical power distribution grids.
     Medical. ATI’s advanced specialty metals are used in medical device products that save and enhance the quality of lives.
     Our zirconium-niobium, titanium-and cobalt-based alloys are used for knees, hips and other prosthetic devices. These replacement devices offer the potential of lasting much longer than previous implant options.
     Our biocompatible nickel-titanium shape memory alloy is used for stents to support collapsed or clogged blood vessels. Reduced in diameter for insertion, these stents expand to the original tube-like shape due to the metal’s superelasticity. Our ultra fine diameter (0.002 inch/0.051 mm) titanium wire is used for screens to prevent blood clots from entering critical areas of the body. In addition, our titanium bar and wire are used to make surgical screws for bone repairs.
     Manufacturers of magnetic resonance imaging (MRI) devices rely on our niobium superconducting wire to help produce electromagnetic fields that allow physicians to safely scan the body’s soft tissue. In addition, our tungsten heavy alloy materials are used for shielding applications in MRI devices.
     Enhancing and Expanding Our Manufacturing Capabilities and Capacity. Demand for our products from the aerospace and defense, chemical process industry and oil and gas, electrical energy, and medical markets has increased significantly over the last several years, and we expect demand to remain strong and continue to grow into the next decade. We are currently undertaking a multi-phase program to enhance and expand our capabilities and capacities to produce premium specialty metals aimed at these key growth markets. Through 2009, we intend to spend at least $925 million of internally generated funds to renew and expand our annual titanium sponge production capabilities to approximately 44 million pounds; expand our premium titanium alloy melt and remelt capacity; expand our nickel-based alloy and superalloy melt and remelt capacity; expand our titanium and specialty alloy plate capacity; and expand our premium titanium and nickel-based superalloy forging capacity. These investments strengthen ATI’s leadership position in the production of technically demanding specialty metals.
Business Segments
     We operate in the following three business segments, which accounted for the following percentages of total revenues of $4.9 billion, $3.5 billion, and $2.7 billion for the years ended December 31, 2006, 2005, and 2004, respectively:

	2006	2005	2004
High Performance Metals	37%	35%	29%
Flat-Rolled Products	54%	54%	60%
Engineered Products	9%	11%	11%
High Performance Metals Segment
Our High Performance Metals segment produces, converts and distributes a wide range of high performance alloys, including nickel- and cobalt-based alloys and superalloys, titanium and titanium-based alloys, exotic metals such as zirconium, hafnium, niobium, nickel-titanium, and their related alloys, and other specialty metals, primarily in long product forms such as ingot, billet, bar, rod, wire, and seamless tube. We are integrated from raw materials (sponge) to melt, remelt, and finish processing in our titanium and titanium alloy, and zirconium and hafnium alloy products. The major end markets served by our High Performance Metals Segment are aerospace and defense, chemical process industry, oil and gas, medical and electrical energy. Most of the products in our High Performance Metals segment are sold directly to end-use customers. A significant portion of our High Performance Metals segment products are sold under multi-year agreements. The operating units in this segment are ATI Allvac, ATI Allvac Ltd (U.K.) and ATI Wah Chang.
Flat-Rolled Products Segment
Our Flat-Rolled Products segment produces, converts and distributes stainless steel, nickel-based alloys, and titanium and titanium-based alloys, in a variety of product forms, including plate, sheet, engineered strip, and Precision Rolled Strip® products, as well as grain-oriented silicon electrical steel, and tool steels. The major end markets for our flat-rolled products are chemical process industry, oil and gas, electrical energy, automotive, food equipment and appliances, machine and cutting tools, construction and mining, aerospace and defense, and electronics, communication equipment and computers. The operations in this segment are ATI Allegheny Ludlum, our 60% interest in the Chinese joint venture company known as Shanghai STAL Precision Stainless Steel Company Limited (STAL), and our 50% interest in the industrial titanium joint venture known as Uniti LLC. The remaining 40% interest in STAL is owned by the Baosteel Group, a state authorized investment company whose equity securities are publicly traded in the People’s Republic of China. The remaining 50% interest in Uniti LLC is held by Verkhnaya Salda Metallurgical Production Association (VSMPO), a Russian producer of titanium, aluminum, and specialty steel products.
     Stainless steel, nickel-based alloys and titanium sheet products are used in a wide variety of industrial and consumer applications. In 2006, approximately 70% by volume of our sheet products were sold to independent service centers, which have slitting, cutting or other processing facilities, with the remainder sold directly to end-use customers.
     Engineered strip and very thin Precision Rolled Strip® products are used by customers to fabricate a variety of products primarily in the automotive, construction and electronics markets. In 2006, approximately 90% by volume of our engineered strip and Precision Rolled Strip products were sold directly to end-use customers or through our own distribution network, with the remainder sold to independent service centers.
     Stainless steel, nickel-based alloy and titanium plate products are primarily used in industrial markets. In 2006, approximately 60% by volume of our plate products were sold to independent service centers, with the remainder sold directly to end-use customers.
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
Engineered Products Segment
The principal business of our Engineered Products segment includes the production of tungsten powder, tungsten heavy alloys, tungsten carbide materials and carbide cutting tools. We are now integrated from the raw materials (ammonium paratungstate (APT)) to the manufacture of finished cutting tools. The segment also produces carbon alloy steel impression die forgings, and large grey and ductile iron castings, and provides precision metals processing services. The operating units in this segment are ATI Metalworking Products, ATI Portland Forge, ATI Casting Service and Rome Metals.
     We produce a line of sintered tungsten carbide products that approach diamond hardness for industrial markets including automotive, chemical process industry, oil and gas, machine and cutting tools, aerospace, construction and mining, and other markets requiring tools with extra hardness. Technical developments related to ceramics, coatings and other disciplines are incorporated in these products. We also produce tungsten and tungsten carbide powders.
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
Competition
Markets for our products and services in each of our three business segments are highly competitive. We compete with many producers and distributors who, depending on the product involved, range from large diversified enterprises to smaller companies specializing in particular products. Factors that affect our competitive position are the quality of our products, services and delivery capabilities, our capabilities to produce a wide range of specialty materials in various alloys and product forms, our technological capabilities including our research and development efforts, our marketing strategies, the prices for our products and services, our manufacturing costs, and industry manufacturing capacity.
     We face competition from both domestic and foreign companies, some of which are government subsidized. In 1999, the United States imposed antidumping and countervailing duties on dumped and subsidized imports of stainless steel sheet and strip in coils and stainless steel plate in coils from companies in ten foreign countries. These duties were reviewed by the U.S. Commerce Department and the U.S. International Trade Commission in 2005 and generally remain in effect. We continue to monitor unfairly traded imports from foreign producers for appropriate action.

High Performance Metals segment — Major Competitors
Nickel-based alloys and superalloys and specialty steel alloys
•	Carpenter Technology Corporation

•	Special Metals Corporation, a PCC company

•	ThyssenKrupp VDM GmbH, a company of ThyssenKrupp Stainless (Germany)
Titanium and titanium-based alloys
•	Titanium Metals Corporation

•	RMI Titanium, an RTI International Metals Company

•	VSMPO — AVISMA (Russia)
Exotic alloys
•	Cezus, a group member of AREVA (France)

•	HC Stark

•	Western Zirconium Plant of Westinghouse Electric Company, owned by Toshiba Corporation
Flat-Rolled Products segment — Major Competitors
Stainless steel
•	AK Steel Corporation

•	North American Stainless (NAS), owned by Acerinox S.A. (Spain)

•	Outokumpu Stainless Plate Products, owned by Outokumpu Oyj (Finland)

•	Imports from
–	Arcelor Mittal (France, Belgium and Germany)

–	Mexinox S.A. de C.V., group member of ThyssenKrupp AG

–	ThyssenKrupp AG (Germany)

–	Ta Chen International Corporation (Taiwan)

–	Various Chinese producers
Engineered Products segment — Major Competitors
Tungsten and tungsten carbide products
•	Kennametal Inc.

•	Iscar (Israel)

•	Sandvik AB (Sweden)

•	Seco Tools AB (Sweden), owned by Sandvik A.B.

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
     Purchase prices of certain principal raw materials have been volatile. As a result, our operating results may be subject to significant fluctuation. We use raw materials surcharge and index mechanisms to offset the impact of increased raw material costs; however, competitive factors in the marketplace may limit our ability to institute such mechanisms, and there can be a delay between the increase in the price of raw materials and the realization of the benefit of such mechanisms. For example, since we generally use in excess of 85 million pounds of nickel each year, a hypothetical increase of $1.00 per pound in nickel prices would result in increased costs of approximately $85 million. We also use in excess of 800 million pounds of ferrous scrap annually in the production of our flat-rolled products so that a hypothetical increase of $0.01 per pound in ferrous scrap prices would result in increased costs of approximately $8 million.
     While we are increasing our manufacturing capacity to produce titanium sponge, the major raw material for our titanium products, a portion of our needs, together with certain other raw materials, such as nickel, cobalt, and ferrochromium, are available to us and our specialty metals industry competitors primarily from foreign sources. Some of these foreign sources are located in countries that may be subject to unstable political and economic conditions, which might disrupt supplies or affect the price of these materials.
     We purchase our nickel requirements principally from producers in Australia, Canada, Norway, Russia, and the Dominican Republic. Zirconium sponge is purchased from a source in France, while zirconium sand is purchased from both U.S. and Australian sources. Cobalt is purchased primarily from producers in Canada. More than 80% of the world’s reserves of ferrochromium are located in South Africa, Zimbabwe, Albania, and Kazakhstan. We also purchase titanium sponge from sources in Kazakhstan, Japan, and Russia.
Export Sales and Foreign Operations
Direct international sales represented approximately 24% of our total annual sales in 2006, 25% of our total sales in 2005, and approximately 20% of our total sales in 2004. These figures include direct export sales by our U.S.-based operations to customers in foreign countries, which accounted for approximately 16% of our total sales in each of 2006 and 2005, and 12% of our total sales in 2004. Our overseas sales, marketing and distribution efforts are aided by our international marketing and distribution offices, ATI Europe, ATI Europe Distribution, and ATI Asia, or by independent representatives located at various locations throughout the world.
     In 2006, our sales in the United States and Canada represented 76% and 3%, respectively, of total 2006 sales. Within Europe, our sales to the United Kingdom, Germany, and France represented 4%, 3% and 3%, respectively, of total 2006 sales. Within Asia, our 2006 sales to China and Japan represented 4% and 1%, respectively, of total sales.
     Our Allvac Ltd business has manufacturing capabilities in the United Kingdom. Our Metalworking Products business, which has manufacturing capabilities in the United Kingdom and Switzerland, sells high precision threading, milling, boring and drilling components, tungsten carbide burrs, rotary tooling and specialty abrasive wheels and discs for the European market from locations in the United Kingdom, Switzerland, Germany, France, Italy and Spain. Our STAL joint venture in the People’s Republic of China produces Precision Rolled Strip products, which enables us to offer these products more effectively to markets in China and other Asian countries. Our Uniti LLC joint venture allows us to offer titanium products to industrial markets more effectively worldwide.
Backlog, Seasonality and Cyclicality
Our backlog of confirmed orders was approximately $1.2 billion at December 31, 2006 and $1.0 billion at December 31, 2005. We expect that approximately 92% of confirmed orders on hand at December 31, 2006 will be filled during the year ending December 31, 2007. Backlog of confirmed orders of our High Performance Metals segment was approximately $730 million at December 31, 2006 and $615 million at December 31, 2005. We expect that approximately 86% of the confirmed orders on hand at December 31, 2006 for this segment will be filled during the year ending December 31, 2007. Backlog of confirmed orders of our Flat-Rolled Products segment was approximately $353 million at December 31, 2006 and $245 million at December 31, 2005. We expect that all of the confirmed orders on hand at December 31, 2006 for this segment will be filled during the year ending December 31, 2007.
     Generally, our sales and operations are not seasonal. However, demand for our products is cyclical over longer periods because specialty metals customers operate in cyclical industries and are subject to changes in general economic conditions and other factors both external and internal to those industries.
Research, Development and Technical Services
     We believe that our research and development capabilities give ATI an advantage in developing new products and manufacturing processes that contribute to the profitable growth potential of our businesses on a long-term basis. We conduct research and development at our various operating locations both for our own account and, on a limited basis, for customers on a contract basis. Research and development expenditures for each of our three segments for the years ended December 31, 2006, 2005, and 2004 included the following:

(In millions)	2006	2005	2004

Company-Funded:
High Performance Metals	$5.9	$4.9	$4.7
Flat-Rolled Products	1.5	1.4	1.6
Engineered Products	2.2	2.1	1.9

	$9.6	$8.4	$8.2

Customer-Funded:
High Performance Metals	$0.2	$1.5	$1.3
Flat-Rolled Products	0.3	0.2	0.4

	$0.5	$1.7	$1.7

Total Research and Development	$10.1	$10.1	$9.9

     Our research, development and technical service activities are closely interrelated and are directed toward cost reduction and process improvement, process control, quality assurance and control, system development, the development of new manufacturing methods, the improvement of existing manufacturing methods, the improvement of existing products, and the development of new products.
     We own hundreds of United States patents, many of which are also filed under the patent laws of other nations. Although these patents, as well as our numerous trademarks, technical information, license agreements, and other intellectual property, have been and are expected to be of value, we believe that the loss of any single such item or technically related group of such items would not materially affect the conduct of our business.
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
We consider environmental compliance to be an integral part of our operations. Environmental compliance and protection is addressed in our Corporate Guidelines for Business Conduct and Ethics and separate Environmental Guidelines that require compliance with all federal, state, regional and local environmental laws and regulations. Each operating company has an environmental management system that includes mechanisms for regularly evaluating environmental compliance and managing changes in business operations while assessing environmental impact.

Our Corporate Guidelines for Business Conduct and Ethics also address compliance with employment and workplace safety laws, and describe our commitment to equal opportunity and fair treatment of employees.
Employees
We have approximately 9,500 full-time employees. A portion of our workforce is covered by various collective bargaining agreements, principally with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USW”), including: approximately 2,800 Allegheny Ludlum production, office and maintenance employees covered by collective bargaining agreements that are effective through June 2007, approximately 340 Allvac Albany, Oregon (Oremet) employees covered by a collective bargaining agreement that is effective through June 2007, approximately 600 Wah Chang employees covered by a collective bargaining agreement that continues through March 2008, approximately 270 employees at our Casting Service facility in LaPorte, Indiana, covered by a collective bargaining agreement that is effective through December 2007, and approximately 200 employees at our Portland Forge facility in Portland, Indiana, covered by collective bargaining agreements with three unions that are effective through April 2008. In February 2007, we announced that the USW and Allegheny Ludlum and Allvac’s Albany, Oregon titanium operations had reached tentative four-year collective bargaining agreements, subject to ratification by the union membership. If ratified, the new agreements will expire on June 30, 2011.
Available Information
Our Internet website address is http://www.alleghenytechnologies.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy and information statements and other information that we file, are available free of charge through our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the United States Securities and Exchange Commission. Our Internet website and the content contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. You may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website at http://www.sec.gov which contains reports, proxy and information statements and other information that we file electronically with the SEC.
Principal Executive Officers of the Registrant*
Principal executive officers of the Company as of February 14, 2007 are as follows:

Name	Age	Title
L. Patrick Hassey	61	Chairman, President and Chief Executive Officer and Director
Richard J. Harshman	50	Executive Vice President, Finance and Chief Financial Officer
Douglas A. Kittenbrink	51	Executive Vice President, ATI Business System and Group President, Engineered Products Segment
Jack W. Shilling	63	Executive Vice President, Corporate Development and Chief Technical Officer
Jon D. Walton	64	Executive Vice President, Human Resources, Chief Legal and Compliance Officer, General Counsel and Corporate Secretary
Dale G. Reid	51	Vice President, Controller, Chief Accounting Officer and Treasurer

*	Such officers are subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended.

Set forth below are descriptions of the business background for the past five years of the principal officers of the Company.
     L. Patrick Hassey has been President and Chief Executive Officer since October 1, 2003. He was elected to the Company’s Board of Directors in July 2003 and has served as Chairman since May 2004. Prior to this position, he worked as an outside management consultant to Allegheny Technologies’ executive management team. Mr. Hassey was Executive Vice President and a member of the corporate executive committee of Alcoa, Inc. at the time of his early retirement in February 2003. He had served as Executive Vice President of Alcoa and Group President of Alcoa Industrial Components from May 2000 to October 2002. Prior to May 2000, he served as Executive Vice President of Alcoa and President of Alcoa Europe, Inc.
     Richard J. Harshman has served as Executive Vice President, Finance since October 2003 and Chief Financial Officer since December 2000. Mr. Harshman was Senior Vice President, Finance from December 2001 to October 2003 and Vice President, Finance from December 2000 to December 2001. Previously, he had served in a number of financial management roles for Allegheny Technologies Incorporated and Teledyne, Inc.
     Douglas A. Kittenbrink has served as Executive Vice President, ATI Business System and Group President, Engineered Products Segment since October 2003. Mr. Kittenbrink was Executive Vice President and Chief Operating Officer from July 2001 to October 2003 and served as President of Allegheny Ludlum from April 2000 to November 2002. Effective March 1, 2007, he will serve as Executive Vice President, Corporate Planning and International Business Development.
     Jack W. Shilling has served as Executive Vice President, Corporate Development and Chief Technical Officer since October 2003. Dr. Shilling was Executive Vice President, Strategic Initiatives and Technology and Chief Technology Officer from July 2001 to October 2003. He served as President of the High Performance Metals Segment from April 2000 to July 2001. Dr. Shilling has announced his retirement, effective March 31, 2007.
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
Item 1A. Risk Factors
There are inherent risks and uncertainties associated with our business that could adversely affect our operating performance and financial condition. Set forth below are descriptions of those risks and uncertainties that we currently believe to be material, but the risks and uncertainties described are not the only risks and uncertainties that could affect our business. See the discussion under “Forward Looking Statements” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report on Form 10-K.
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
     Product Pricing. From time-to-time, intense competition and excess manufacturing capacity have resulted in reduced prices, excluding raw material surcharges, for many of our products. These factors have had and may have an adverse impact on our revenues, operating results and financial condition.

     Although inflationary trends in recent years have been moderate, during the same period certain critical raw material costs, such as nickel and titanium sponge, and scrap containing iron, nickel, and titanium have been volatile and at historically high levels. While we are able to mitigate some of the adverse impact of rising raw material costs through raw material surcharges or indices to customers, rapid increases in raw material costs may adversely affect our results of operations.
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
     Risks Associated with Commercial Aerospace. A significant portion of the sales of our High Performance Metals segment represents products sold to customers in the commercial aerospace industry. The commercial aerospace industry has historically been cyclical due to factors both external and internal to the airline industry. These factors include general economic conditions, airline profitability, consumer demand for air travel, varying fuel and labor costs, price competition, and international and domestic political conditions such as military conflict and the threat of terrorism. The length and degree of cyclical fluctuation are influenced by these factors and therefore are difficult to predict with certainty. Demand for our products in this segment is subject to these cyclical trends. For example, the average price per pound for our titanium mill products was $11.89 for the period 2002 through 2004, was $22.75 in 2005, and was $33.83 in 2006, and the average price per pound for our nickel-based and specialty alloys was $7.19 for the period 2002 through 2004, was $11.25 in 2005, and was $14.35 in 2006. A downturn in the commercial aerospace industry would adversely affect the prices at which we are able to sell these and other products, and our results of operations, business and financial condition could be materially adversely affected.
     Risks Associated with Strategic Capital Projects. From time-to-time, we undertake strategic capital projects in order to expand and upgrade our facilities and operational capabilities. For instance, in 2005 and 2006 we announced major expansions of our titanium and premium-melt nickel-based alloy, superalloy and specialty alloy production capabilities. Our ability to achieve the anticipated increased revenues or otherwise realize acceptable returns on these investments or other strategic capital projects that we may undertake is subject to a number of risks, many of which are beyond our control, including a variety of market, operational, permitting, and labor related factors. In addition, the cost to implement any given strategic capital project ultimately may prove to be greater than originally anticipated. If we are not able to achieve the anticipated results from the implementation of any of our strategic capital projects, or if we incur unanticipated implementation costs, our results of operations and financial position may be materially adversely effected.
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
     We acquire certain important raw materials that we use to produce specialty materials, including nickel, chromium, cobalt, and titanium sponge, from foreign sources. Some of these sources operate in countries that may be subject to unstable political and economic conditions. These conditions may disrupt supplies or affect the prices of these materials.

     Volatility of Raw Material Costs. The prices for many of the raw materials we use have been extremely volatile. Since we value most of our inventory utilizing the last-in, first-out (LIFO) inventory costing methodology, a rapid rise in raw material costs has a negative effect on our operating results. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. For example, in 2006, the increase in raw material costs on the LIFO inventory valuation method resulted in cost of sales which was $197.0 million higher than would have been recognized if we utilized the first-in, first-out (FIFO) methodology to value our inventory. In a period of rising raw material prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold.
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
     With respect to proceedings brought under the federal Superfund laws, or similar state statutes, we have been identified as a potentially responsible party (PRP) at approximately 28 of such sites, excluding those at which we believe we have no future liability. Our involvement is limited or de minimis at approximately 21 of these sites, and the potential loss exposure with respect to any of the remaining seven individual sites is not considered to be material.
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
     We believe that we operate our businesses in compliance in all material respects with applicable environmental laws and regulations. However, from time-to-time, we are a party to lawsuits and other proceedings involving alleged violations of, or liabilities arising from environmental laws. When our liability is probable and we can reasonably estimate our costs, we record environmental liabilities in our financial statements. In many cases, we are not able to determine whether we are liable, or if liability is probable, to reasonably estimate the loss or range of loss. Estimates of our liability remain subject to additional uncertainties, including the nature and extent of site contamination, available remediation alternatives, the extent of corrective actions that may be required, and the participation number and financial condition of other PRPs, as well as the extent of their responsibility for the remediation. We intend to adjust our accruals to reflect new information as appropriate. Future adjustments could have a material adverse effect on our results of operations in a given period, but we cannot reliably predict the amounts of such future adjustments. At December 31, 2006, our reserves for environmental matters totaled approximately $25 million. Based on currently available information, we do not believe that there is a reasonable possibility that a loss exceeding the amount already accrued for any of the sites with which we are currently associated (either individually or in the aggregate) will be an amount that would be material to a decision to buy or sell our securities. Future developments, administrative actions or liabilities relating to environmental matters, however, could have a material adverse effect on our financial condition or results of operations.
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
     Labor Matters. We have approximately 9,500 full-time employees. A portion of our workforce is covered by various collective bargaining agreements, principally with the USW, including: approximately 2,800 Allegheny Ludlum production, office and maintenance employees covered by collective bargaining agreements, which are effective through June 2007; approximately 340 Allvac Albany, Oregon (Oremet) employees covered by a collective bargaining agreement, which is effective through June 2007; approximately 600 Wah Chang employees covered by a collective bargaining agreement, which continues through March 2008, approximately 270 employees at the Casting Service facility in LaPorte, Indiana, covered by a collective bargaining agreement, which is effective through December 2007, and approximately 200 employees at our Portland Forge facility in Portland, Indiana, covered by collective bargaining agreements with three unions that are effective through April 2008. In February 2007, we announced that the USW and Allegheny Ludlum and Allvac’s Albany, Oregon titanium operations had reached tentative four-year collective bargaining agreements, subject to ratification by the union membership. If ratified, the new agreements will expire on June 30, 2011.
     Generally, collective bargaining agreements that expire may be terminated after notice by the union. After termination, the union may authorize a strike. A strike by the employees covered by one or more of the collective bargaining agreements could have a materially adverse affect on our operating results. There can be no assurance that we will succeed in concluding collective bargaining agreements with the unions to replace those that expire.
     Risks Associated with Retirement Benefits. Our U.S. qualified defined benefit pension plan was funded in accordance with the requirements of the Employee Retirement Income Security Act of 1974 (ERISA), and the Internal Revenue Code, as of December 31, 2006. Based upon current actuarial analyses and forecasts, we do not expect to be required to make contributions to the defined benefit pension plan for at least the next several years. However, a significant decline in the value of plan investments in the future or unfavorable changes in laws or regulations that govern pension plan funding could materially change the timing and amount of required pension funding. Depending on the timing and amount, a requirement that we fund our defined benefit pension plan could have a material adverse effect on our results of operations and financial condition.
     Risks Associated with Acquisition and Disposition Strategies. We intend to continue to strategically position our businesses in order to improve our ability to compete. We plan to do this by seeking specialty niches, expanding our global presence, acquiring businesses complementary to existing strengths and continually evaluating the performance and strategic fit of existing business units. From time-to-time, management holds discussions with management of other companies to explore acquisition, joint ventures, and other business combination opportunities as well as possible business unit dispositions. As a result, the relative makeup of the businesses comprising our Company is subject to change. Acquisitions, joint ventures, and other business combinations involve various inherent risks, such as: assessing accurately the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition or other transaction candidates; the potential loss of key personnel of an acquired business; our ability to achieve identified financial and operating synergies anticipated to result from an acquisition or other transaction; and unanticipated changes in business and economic conditions affecting an acquisition or other transaction. International acquisitions and other transactions could be affected by export controls, exchange rate fluctuations, domestic and foreign political conditions and a deterioration in domestic and foreign economic conditions.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal domestic melting facilities for our high performance metals are located in Monroe, NC, Bakers, NC, and Lockport, NY (vacuum induction melting, vacuum arc re-melt, electro-slag re-melt, plasma melting); Richland, WA (electron beam melting); and Albany, OR (vacuum arc re-melt). Production of high performance metals, most of which are in long product form, takes place at our domestic facilities in Monroe, NC, Lockport, NY, Richburg, SC, and Albany, OR. In 2006, we announced plans to design and construct a new greenfield titanium sponge facility in Rowley, UT. Construction of this facility is expected to begin in the first half of 2007 and is expected to be completed in early 2009. Our production of exotic alloys takes place at facilities located in Albany, OR, Huntsville, AL and Frackville, PA.

     Our principal domestic locations for melting stainless steel and other flat-rolled specialty metals are located in Brackenridge, Midland, Natrona and Latrobe, PA. Hot rolling of material is performed at our domestic facilities in Brackenridge, Washington and Houston, PA. Finishing of our flat-rolled products takes place at our domestic facilities located in Brackenridge, Bagdad, Vandergrift, Midland and Washington, PA, and in Wallingford and Waterbury, CT, New Castle, IN, New Bedford, MA, and Louisville, OH.
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
     By letter dated November 29, 2005, the Pennsylvania Department of Environmental Protection (DEP) alleged that Allegheny Ludlum Corporation, a subsidiary of the Company, was in violation of the Pennsylvania Solid Waste Management Act (SWMA) and the rules and regulations promulgated thereunder. DEP sought a civil penalty of $149,950. This matter was resolved for $75,000.
     In 2005, the Allegheny County, Pennsylvania Health Department (ACHD) issued six Statements of Violation to Allegheny Ludlum, alleging that Allegheny Ludlum violated various local air emission regulations. Allegheny Ludlum denied the ACHD’s allegations that it violated the various air emission regulations and filed a timely appeal of the first Statement of Violation. Allegheny Ludlum and the ACHD entered into a consent order and agreement wherein Allegheny Ludlum paid a civil penalty and performed a supplemental environmental project.
     By letter dated November 13, 2006, the DEP notified Allegheny Ludlum that it intended to assess a civil penalty of $125,000 for alleged violations of the Clean Streams Law of Pennsylvania. DEP alleges that Allegheny Ludlum discharged oil-bearing wastewaters causing a sheen upon waters of the Commonwealth. Allegheny Ludlum denies the allegations and has been negotiating a resolution of this matter with the DEP.
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
     Information relating to legal proceedings is included in Note 14. Commitments and Contingencies of the Notes to Consolidated Financial Statements and incorporated herein by reference.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
PART II
Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters
Common Stock Prices
Our common stock is traded on the New York Stock Exchange (symbol ATI). At February 14, 2007, there were approximately 5,972 record holders of Allegheny Technologies Incorporated common stock. We increased our quarterly cash dividends per share by over 100% since 2004. We paid a quarterly cash dividend of $0.06 per share for each of the first three quarters of 2005. In the fourth quarter of 2005, we increased the quarterly cash dividend paid on our common stock to $0.10 per share. We paid a quarterly cash dividend of $0.10 per share for each of the first three quarters of 2006, and in the fourth quarter of 2006, we increased the quarterly cash dividend paid on our common stock to $0.13 per share. Our secured credit facility contains a restriction on our ability to pay cash dividends on our common stock. At December 31, 2006, the aggregate amount of dividends we could pay was $633 million. The ranges of high and low sales prices for shares of our common stock for the periods indicated were as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31

2006
High	$61.39	$84.53	$69.33	$98.20
Low	$36.05	$57.00	$55.82	$60.30

	March 31	June 30	September 30	December 31

2005
High	$26.05	$25.56	$30.98	$36.53
Low	$18.03	$19.52	$22.00	$26.60

Cumulative Total Stockholder Return
The graph set forth below shows the cumulative total stockholder return (i.e., price change plus reinvestment of dividends) on our Common Stock from December 31, 2001 through December 31, 2006 as compared to the S&P 500 Index, a Peer Group of companies, and the S&P Steel Index (formerly known as the S&P Iron & Steel Index). We believe the Peer Group of companies, which is defined below, is more representative of companies in our industry that serve similar markets, rather than the S&P Steel Index, which primarily includes carbon steel manufacturers. Since the S&P Steel Index was first used, the number of companies in this index has declined, and there are now only three companies in this index (including ATI). Therefore, we do not believe this index is representative, and we will cease using this index in future reports. The total stockholder return for the Peer Group is weighted according to the respective issuer’s stock market capitalization at the beginning of each period. The graph assumes that $100 was invested on December 31, 2001.

Comparison of Cumulative Five Year Total Return

	Base Period
Company / Index	Dec 01	Dec 02	Dec 03	Dec 04	Dec 05	Dec 06
Allegheny Technologies	100	39.30	87.18	144.96	243.75	616.46
S&P 500 Index	100	77.90	100.25	111.15	116.61	135.03
S&P 500 Steel Index	100	76.36	129.49	207.39	253.86	457.66
Peer Group	100	72.39	120.01	131.99	143.66	186.36

Peer Group companies for the cumulative five-year total return period ended December 31, 2006 were as follows:
AK Steel Holding Corp.	Quanex Corp.
ALCAN Inc.	Reliance Steel & Aluminum Co.
ALCOA Inc.	RTI International Metals Inc.
Carpenter Technology Corp.	Steel Dynamics Inc.
IPSCO Inc.	Titanium Metals Corp.
Kennametal Inc.	United States Steel Corp.
Nucor Corp.
Item 6. Selected Financial Data
The following table sets forth selected volume, price and financial information for ATI. The financial information has been derived from our audited financial statements included elsewhere in this report for the years ended December 31, 2006, 2005 and 2004. The historical selected financial information may not be indicative of our future performance and should be read in conjunction with the information contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Item 8. Financial Statements and Supplementary Data.

For the Years Ended December 31,	2006	2005	2004	2003	2002

Volume (000’s lbs.):
High Performance Metals — nickel-based and specialty alloys	42,873	39,939	34,353	35,168	35,832
High Performance Metals — titanium mill products	27,361	24,882	22,012	18,436	19,044
High Performance Metals — exotic alloys	4,304	4,018	4,318	4,245	3,712
Flat-Rolled Products:
High value	502,524	495,868	508,946	470,500	360,349
Commodity	889,105	652,870	666,560	486,206	614,321

Flat-Rolled Products total	1,391,629	1,148,738	1,175,506	956,706	974,670
Average Prices (per lb.):
High Performance Metals — nickel-based and specialty alloys	$14.35	$11.25	$8.60	$6.57	$6.39
High Performance Metals — titanium mill products	33.83	22.75	12.34	11.50	11.83
High Performance Metals — exotic alloys	40.39	40.38	40.95	37.64	36.29
Flat-Rolled Products:
High value	2.50	2.15	1.67	1.36	1.57
Commodity	1.61	1.26	1.18	0.83	0.78
Flat-Rolled Products combined average	1.93	1.64	1.39	1.09	1.07

(In millions)
For the Years Ended December 31,	2006	2005	2004	2003	2002

Sales:
High Performance Metals	$1,806.6	$1,246.0	$794.1	$641.7	$630.0
Flat-Rolled Products	2,697.3	1,900.5	1,643.9	1,043.5	1,040.3
Engineered Products	432.7	393.4	295.0	252.2	237.5

Total sales	$4,936.6	$3,539.9	$2,733.0	$1,937.4	$1,907.8

Operating profit (loss):
High Performance Metals	$657.5	$335.3	$84.8	$26.2	$31.2
Flat-Rolled Products	344.3	149.9	61.5	(14.1)	(8.6)
Engineered Products	56.7	47.5	20.8	7.8	4.7

Total operating profit	$1,058.5	$532.7	$167.1	$19.9	$27.3

Income (loss) before income taxes and cumulative effect of change in accounting principle	$869.2	$307.1	$19.8	$(280.2)	$(103.8)
Income (loss) before cumulative effect of change in accounting principle	571.9	361.8	19.8	(313.3)	(65.8)
Cumulative effect of change in accounting principle, net of tax	—	(2.0)	—	(1.3)	—

Net income (loss)	$571.9	$359.8	$19.8	$(314.6)	$(65.8)

Basic net income (loss) per common share:
Income (loss) before cumulative effect of change in accounting principle	$5.74	$3.76	$0.23	$(3.87)	$(0.82)
Cumulative effect of change in accounting principle	—	(0.02)	—	(0.02)	—

Basic net income (loss) per common share	$5.74	$3.74	$0.23	$(3.89)	$(0.82)

Diluted net income (loss) per common share:
Income (loss) before cumulative effect of change in accounting principle	$5.59	$3.59	$0.22	$(3.87)	$(0.82)
Cumulative effect of change in accounting principle	—	(0.02)	—	(0.02)	—

Diluted net income (loss) per common share	$5.59	$3.57	$0.22	$(3.89)	$(0.82)

(In millions except per share amounts and ratios)
As of and for the Years Ended December 31,	2006	2005	2004	2003	2002

Dividends declared per common share	$0.43	$0.28	$0.24	$0.24	$0.66

Ratio of earnings to fixed charges	18.1x	6.4x	1.4x	—	—

Working capital	$1,342.4	$923.1	$667.4	$348.6	$453.7

Total assets	3,282.2	2,731.6	2,315.7	1,903.2	2,106.1

Long-term debt	529.9	547.0	553.3	504.3	509.4

Total debt	553.6	560.4	582.7	532.1	519.1

Cash and cash equivalents	502.3	362.7	250.8	79.6	59.4

Stockholders’ equity	1,492.6	799.9	425.9	174.7	448.8

     Net income for 2005 included a $20.9 million net special gain, which included the tax benefit associated with the reversal of the Company’s remaining valuation allowance for U.S. Federal net deferred tax assets of $44.9 million, partially offset by asset impairments and charges related to legal matters of $22.0 million, and a $2.0 million charge, reported as a cumulative effect accounting change, net of tax, for conditional asset retirement obligations. Net income in 2004 was favorably impacted by a curtailment gain, net of restructuring costs, of $40.4 million. We did not recognize an income tax provision or benefit in 2004 primarily as a result of the uncertainty regarding full utilization of the net deferred tax asset and available operating loss carryforwards. Net income (loss) in 2003 was adversely affected by restructuring and litigation charges of $84.9 million and a $138.5 million charge to record a valuation allowance for the majority of the Company’s net deferred tax assets, and restructuring charges of $42.8 million in 2002.
     Stockholders’ equity for 2006 includes a $47 million net increase to adjust pension and other postretirement liabilities in accordance with adopting Statement of Financial Accounting Standards No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans”, and an $81 million increase for the tax benefit on stock-based compensation. Stockholders’ equity for 2005 includes a $36 million reduction to adjust the minimum pension liability, and a $25 million increase for the tax benefit on stock-based compensation. Stockholders’ equity for 2004 includes $229.7 million in net proceeds from a common stock offering, and a $2 million increase to adjust the minimum pension liability. Stockholders’ equity for 2003 includes the effect of recognizing a $138.5 million valuation allowance on net deferred tax assets and a $47 million increase to adjust the minimum pension liability, net of related tax effects. Stockholders’ equity for 2002 includes the effect of recognizing a minimum pension liability of $406 million, net of related tax effects.
     For purposes of determining the ratio of earnings to fixed charges, earnings include pre-tax income plus fixed charges (excluding capitalized interest). Fixed charges consist of interest on all indebtedness (including capitalized interest) plus that portion of operating lease rentals representative of the interest factor (deemed to be one-third of operating lease rentals). For the years ended December 31, 2003 and 2002, fixed charges exceeded earnings by $280.7 million and $100.7 million, respectively.
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
Overview of 2006 Financial Performance
ATI’s 2006 performance was a record year for sales, segment operating profit, and earnings per share. Net income for the full year 2006 increased 59% to $571.9 million, or $5.59 per share, compared to $359.8 million, or $3.57 per share, for 2005. For 2006, return on capital employed was 34.5%, and return on stockholders’ equity was 49.9%. Sales increased 39% to $4.94 billion for 2006 as higher base-selling prices, the effect of raw material surcharges, and higher shipments for most of our major products resulted from improved business conditions in most of the major markets we serve. Our continued growth is being driven by strong and increasing demand from the aerospace and defense market and increasing demand from those markets that are vital to the building and rebuilding of the global infrastructure. For 2006, 30% of our sales were to the aerospace and defense market, 19% to the chemical process industry and oil and gas markets, 11% to the electrical energy market, and 3% to the medical market. These major high-value markets represented 63% of ATI’s 2006 sales.
     In our High Performance Metals segment, year-over-year sales increased 45% to $1.81 billion due primarily to continuing strong demand from the aerospace and defense, medical, and oil and gas markets for our titanium alloys, nickel-based alloys and superalloys, and vacuum melted specialty alloys, and continued strong demand for our exotic materials, especially from the aerospace and defense, chemical process industry, and electrical energy markets. Operating profit for the High Performance Metals segment improved to $657.5 million, a 96% increase compared to 2005, due primarily to the improved pricing and increased shipments resulting from increased demand and benefits from our gross cost reduction efforts, partially offset by the impact on the LIFO inventory accounting methodology from rising raw material costs.
     In our Flat-Rolled Products segment, sales increased 42% to $2.70 billion due primarily to strong demand for our products from the global chemical process industry, electrical energy, and oil and gas markets, and good demand from construction, appliance and automotive markets. This improvement in demand, combined with higher base prices for most of the Flat-Rolled Products segment products and the benefits from our gross cost reduction efforts, more than offset the significant negative impact of the LIFO inventory accounting methodology from rising raw material costs, and resulted in an operating profit for this segment of $344.3 million, a 130% improvement compared to 2005.
     Results for our Engineered Products segment also improved, as sales increased to $432.7 million, or 10%, compared to 2005, and operating profit increased to $56.7 million, a 19% increase, due to improved demand from the oil and gas, construction and mining, aerospace and defense, power generation, and transportation markets, plus benefits from our gross cost reduction actions.
     Total segment operating profit increased to $1.06 billion, an increase of $525.8 million compared to 2005. This significant improvement in segment profitability was achieved after LIFO inventory valuation reserve charges of $197.0 million, due primarily to higher overall raw material costs, which was partially offset by the benefits of $141 million in gross cost reductions across the Company.
     During 2006, we continued to enhance our leading market positions, reduce costs, and improve our balance sheet. We also realized continued success in implementing the ATI Business System, which is driving lean manufacturing throughout our operations. Our accomplishments during 2006 from these important efforts included:
•	We continued to grow our global market presence as direct international sales reached a record $1.17 billion, or 24% of total sales, an increase of $300.7 million compared to 2005. During 2006, we realigned our European sales and distribution organization to better support our customer needs and the distribution of ATI’s products.

•	We continued to build a foundation for further profitable growth. During 2006, we entered into long-term agreements with aerospace and defense customers to supply them with titanium and nickel-based superalloys.

The commercial aerospace market’s use of titanium is expected to increase significantly as new aircraft airframe production is utilizing a larger percentage of titanium material. For example, the new Boeing 787 Dreamliner airframe (excluding engines), which is expected to be put into service beginning in 2008, will utilize approximately 250,000 pounds (buy weight) of titanium alloys per aircraft, a significant increase over any previous commercial aircraft airframe. The new aircraft designs from Airbus, the A380 and A350-XWB, and from defense contractors are also expected to utilize a greater percentage of titanium. Given the significant backlog and development plans by the aircraft manufacturers, this increasing demand for titanium alloys is expected to last into the next decade.

•	We significantly increased self-funded strategic capital investments in our businesses to support the growth in our markets, especially for titanium and titanium alloys, nickel-based alloys and superalloys, and vacuum melted specialty alloys. The major strategic capital projects include:
—	A significant upgrade to and restarting of our titanium sponge facility in Albany, OR at a total capital investment of approximately $100 million, including the announced expansion in February 2007. Titanium sponge is an important raw material used to produce our titanium mill products. The annual production of titanium sponge from our Albany, OR facility will ramp up through the first half of 2007 when it will reach an annualized production rate of approximately 16 million pounds, and will reach approximately 20 million pounds of annualized production by the second half of 2008 when all phases are completed.

—	The design and construction of a greenfield premium-grade titanium sponge facility in Rowley, UT, which will be the first greenfield titanium sponge facility built in the U.S. in over thirty years. The updated estimate of the cost of this facility is expected to be $425 to $450 million, including engineering and design for future expansion. Titanium sponge production from the Rowley UT facility is expected to begin in late 2008 and reach an initial annualized production rate of approximately 24 million pounds in 2009. When the Oregon and Utah facilities are operational in 2009, our total annual titanium sponge production capacity is expected to be approximately 44 million pounds, and is intended to supplement our purchased titanium sponge and purchased titanium scrap requirements.

—	The design and construction of a $215 million titanium alloys and nickel-based alloys and superalloy forging facility in the Carolinas. This new facility, which is expected to be constructed in phases through 2009, will include a new 10,000 ton press forge and a new 700mm rotary forge, both of which will be the largest of their kind in the world for producing these types of alloys. It will also include billet conditioning and finishing equipment. We will also add our fourth Plasma Arc Melt (PAM) furnace for cold hearth melting premium titanium alloys, primarily for aeroengine rotating-quality applications, and we will build additional vacuum arc remelt (VAR) capacity to support premium nickel-based superalloy and titanium growth. These investments are expected to commence production in phases through 2009.

—	A $60 million upgrade and expansion of our titanium and titanium alloys, nickel-based alloys, stainless steel, and specialty alloys plate finishing facility in Washington, PA. This upgrade and expansion is expected to be completed in 2008.

—	A significant expansion of our capability to produce ammonium paratungstate (“APT”), a raw material used in the production of tungsten powder and tungsten materials in our Engineered Products segment. This investment is expected to position ATI to be self-sufficient for APT, by producing this important raw material from scrap at a much lower cost than purchased APT. The full benefit of this expansion is expected to be realized beginning in the first half of 2007.

—	Our Chinese joint venture company known as Shanghai STAL Precision Stainless Steel Company Limited (“STAL”), in which ATI has a 60% interest, commenced an expansion of its Precision Rolled Strip operations in Shanghai, China. This expansion is expected to more than triple STAL’s precision rolling and slitting capacity when fully operational in 2009.
•	We realized strong cash generation in 2006. Cash on hand at the end of 2006 was $502.3 million, an increase of $140 million compared to the end of 2005. This increase in cash is after investing $534 million in managed working capital due primarily to higher business activity, $235 million in capital expenditures, $100 million in a voluntary cash contribution to our U.S. qualified defined benefit pension plan, and $43 million in dividend payments.

•	We continued to strengthen our balance sheet. Our net debt to total capitalization improved to 3.3% at December 31, 2006, compared to 19.8%, 43.8% and 72.1% at year-end 2005, 2004 and 2003, respectively. At the end of 2006, our U.S. qualified defined benefit pension plan was essentially fully funded. This is significant as the previous funded status of the plan had a significant negative impact on our balance sheet. As a result of the improvement in funding status, total retirement benefit expense is expected to decline by $50 million in 2007, compared to 2006.

•	We continued to realize significant improvement in safety across ATI’s operations. As a result of our continuing focus on and commitment to safety, in 2006 our OSHA Total Recordable Incident Rate improved by 19% and our Lost Time Case Rate improved by 42%, both compared to 2005.

•	We realized continued success from the ATI Business System, which is driving lean manufacturing throughout our operations. In addition to $141 million in gross cost reductions achieved in 2006, which was $41 million higher than our 2006 goal of $100 million, and the improved safety performance discussed above, another result of our ATI Business System efforts was the continuing improvement in managed working capital. We define managed working capital as accounts receivable and gross inventories less accounts payable. At December 31, 2006, managed working capital improved to 29.0% of annualized sales compared to 30.3% at 2005 year-end.

•	With the continuing strength in our major end markets and confidence in ATI’s ability to continue to generate strong cash flow over the next several years, the Board of Directors increased the quarterly dividend by 30% to $0.13 per share in December 2006. This is the second consecutive year the Board has significantly increased the dividend.
     As a result of these accomplishments, we believe that the foundation has been set for further profitable growth in 2007 and beyond. Our businesses are positioned to continue to deliver outstanding operational performance. We have several major long-term customer supply agreements in place, and ATI’s presence and sales are growing around the world. Our strategic capital projects are expected to contribute significant growth with very good returns beginning in 2007. To achieve additional growth and to meet the demands for our products from the global markets we serve, we plan $450 to $500 million of self-funded capital investments in 2007, approximately 70% of which is related to the previously announced strategic growth projects discussed above. We expect strong cash flow in 2007 to support this level of investment. We remain dedicated to our disciplined plan and vision of Building the World’s Best Specialty Metals Company.™
Results of Operations
Sales were $4.94 billion in 2006, $3.54 billion in 2005 and $2.73 billion in 2004. Direct international sales represented approximately 24% of 2006 sales, 25% of 2005 sales and 20% of 2004 sales.
     Segment operating profit was $1.06 billion in 2006, $532.7 million in 2005, and $167.1 million in 2004. Our measure of segment operating profit, which we use to analyze the performance and results of our business segments, excludes income taxes, corporate expenses, net interest expense, retirement benefit expense, other costs net of gains on asset sales, curtailment gains and restructuring costs, if any. We believe segment operating profit, as defined, provides an appropriate measure of controllable operating results at the business segment level.
     Income before tax and the cumulative effect of change in accounting principle was $869.2 million in 2006, $307.1 million in 2005, and $19.8 million in 2004. For 2005, income before tax included a restructuring charge of $23.9 million for asset impairments and a charge of $12.6 million for legal matters. Income before tax for 2004 included a curtailment gain, net of restructuring charges, of $40.4 million.
     Income before the cumulative effect of change in accounting principle was $571.9 million for 2006, $361.8 million for 2005, and $19.8 million for 2004. Net income for 2005 included a $20.9 million net special gain, which included a tax benefit associated with the reversal of the Company’s remaining valuation allowance for U.S. Federal net deferred tax assets, partially offset by asset impairments charges in the Flat-Rolled Products segment, charges for legal matters, and the cumulative effect of adopting a new accounting principle for conditional asset retirement obligations. Results for 2004 did not include an income tax provision or benefit for current or deferred taxes primarily as a result of the uncertainty regarding full utilization of our net deferred tax assets and available operating loss carryforwards. Net income for 2004 included a curtailment gain, net of restructuring costs of $40.4 million, related to the elimination of retiree medical benefits for certain non-collectively bargained employees beginning in 2010, and costs associated with the acquisition of the J&L assets and the 2004 labor agreement.
     We operate in three business segments: High Performance Metals, Flat-Rolled Products and Engineered Products. These segments represented the following percentages of our total revenues and segment operating profit for the years indicated:

	2006		2005		2004
		Operating		Operating		Operating
	Revenue	Profit	Revenue	Profit	Revenue	Profit
High Performance Metals	37%	62%	35%	63%	29%	51%

Flat-Rolled Products	54%	33%	54%	28%	60%	37%

Engineered Products	9%	5%	11%	9%	11%	12%

     Information with respect to our business segments is presented below and in Note 10 of the Notes to Consolidated Financial Statements.
High Performance Metals

(In millions)	2006	% Change	2005	% Change	2004

Sales to external customers	$1,806.6	45%	$1,246.0	57%	$794.1

Operating profit	657.5	96%	335.3	295%	84.8

Operating profit as a percentage of sales	36.4%		26.9%		10.7%

Direct international sales as a percentage of sales	31.5%		32.6%		32.5%

     Our High Performance Metals segment produces, converts and distributes a wide range of high performance alloys, including titanium and titanium-based alloys, nickel- and cobalt-based alloys and superalloys, exotic alloys such as zirconium, hafnium, niobium, nickel-titanium, and their related alloys, and other specialty metals, primarily in long product forms such as ingot, billet, bar, rod, wire, shapes and rectangles, and seamless tube. These products are designed for the high performance requirements of such major end markets as aerospace and defense, chemical process industry, oil and gas, medical and electrical energy. The operating units in this segment are ATI Allvac, ATI Allvac Ltd (U.K.) and ATI Wah Chang.
2006 Compared to 2005
Sales for the High Performance Metals segment for 2006 were $1.81 billion, or 45% higher than 2005, due primarily to increased volume and higher average selling prices for most of our products driven by strong demand from the aerospace and defense, medical, oil and gas, chemical process industry, and electrical energy markets. Comparative information on the segment’s products for the years ended December 31, 2006 and 2005 was:

For the Years Ended December 31,	2006	2005	% Change

Volume (000’s lbs.):
Nickel-based and specialty steel alloys	42,873	39,939	7%
Titanium mill products	27,361	24,882	10%
Exotic alloys	4,304	4,018	7%

Average Prices (per lb.):
Nickel-based and specialty steel alloys	$14.35	$11.25	28%
Titanium mill products	$33.83	$22.75	49%
Exotic alloys	$40.39	$40.38	—%

     Aerospace represents a significant market for our High Performance Metals segment, especially for premium quality specialty metals used in the manufacture of jet engines for the original equipment and spare parts markets. In addition, we are becoming a larger supplier of specialty metals used in airframe construction. In January 2007, we announced a long-term sourcing agreement with GE Aviation for the supply of premium titanium, nickel-based superalloy, and vacuum-melted specialty alloy products for commercial and military jet engine applications. Total revenues under this agreement plus Allvac’s direct sales to GE Aviation for the period 2007 through 2011 may exceed $2 billion. In addition, in October 2006 we announced a long-term agreement with The Boeing Company to supply titanium products for the Boeing 787 Dreamliner and other Boeing aircraft airframes. Total revenues under this contract are valued at approximately $2.5 billion for the years 2007 through 2015. This long-term agreement includes both long-product forms which are manufactured within the High Performance Metals segment, and a significant amount of plate products which are manufactured utilizing assets of both the High Performance Metals and Flat-Rolled Products segments. Revenues and profits associated with these mill products covered by the long-term agreement are included primarily in the results for the High Performance Metals segment. The demand from the aerospace market has recovered from the decline after the effect of the tragedy of September 11, 2001. Annually, revenue passenger miles and freight miles have increased 9.7% and 7.3%, respectively, since 2003, according to the International Civil Aviation Organization (ICAO). The ICAO expects this growth trend to continue at over 6% annually well into the next decade based on the demand for passenger and freight travel from developing economies, especially in Asia and the Middle East, and continuing economic growth in the rest of the world. Commercial and military jet aircraft deliveries of new aircraft have increased 8.4% annually since 2003. Independent forecasts from both Airline Monitor and Forecast International project continuing growth of commercial and military jet aircraft deliveries into the next decade. Due to manufacturing cycle times, demand for our specialty metals leads the deliveries of new aircraft by 12 to 18 months. In addition, as our specialty metals are used in jet engines, demand for our products for spare parts is impacted by aircraft flight activity and engine refurbishment requirements of U.S. and foreign aviation regulatory authorities.
Airline Miles — Revenue Passenger
(Worldwide, per year)
Airline Miles — Revenue Passenger
(Worldwide, per year)

	70	75	80	85	90	95	00	05	06
Revenue Passenger Miles (Billions)	286	433	677	850	1177	1397	1875	2310	2455
Source: International Civil Aviation Organization

Airline Miles — Freight
(Worldwide, per year)
Airline Miles — Freight
(Worldwide, per year)

	70	75	80	85	90	95	00	05	06
Freight Ton-Miles (Billions)	16	15	23	30	44	61	85	98	105
Source: International Civil Aviation Organization

Commercial & Military Jet Aircraft Build Rate and Forecast
(Worldwide, per year)
Source: Airline Monitor, Forecast International
Commercial & Military Jet Aircraft Build Rate and Forecast
(Worldwide, per year)

	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
Boeing deliveries	271	374	563	620	491	527	381	281	285	290	398	445	518	561	620
Airbus deliveries	126	182	229	294	311	325	303	305	320	378	434	492	519	525	585
Regional jet del.	54	92	137	193	293	325	300	308	309	260	169	175	163	164	145
Military A/C del.	129	193	205	175	130	113	128	160	243	243	268	253	232	253	249

Total deliveries	580	841	1,134	1,282	1,225	1,290	1,112	1,054	1,157	1,171	1,269	1,365	1,432	1,503	1,599
     High Performance Metals segment operating profit for 2006 increased due to higher volume and pricing, and also improved due to product mix. Segment results in 2006 and 2005 were adversely affected by higher raw material costs, which increased significantly in the past several years. These higher costs, while largely recovered in product selling prices through raw material indices, had a negative effect on cost of sales as a result of our LIFO inventory accounting methodology, resulting in LIFO inventory valuation reserve charges of $49.4 million in 2006 and $46.0 million in 2005.
     We continued to aggressively reduce costs in 2006. Gross cost reductions, before the effects of inflation, totaled approximately $39 million. Major areas of gross cost reductions included $20 million from procurement, $15 million from operating efficiencies, and $3 million from salaried and hourly labor cost savings.
     To support our strategic growth initiatives in the High Performance Metals segment, in 2006 we committed to significantly expand our manufacturing capabilities. Including projects announced in 2005, 2006 and to date in 2007, we will spend approximately $625 million in a multi-phase titanium products expansion that is expected to yield 44 million pounds of annual titanium sponge production capacity and increase ATI’s annual titanium melt capacity by at least 25 million pounds. These strategic titanium capital investments are designed to expand and enhance ATI’s capacity and capabilities to meet current and expected demand growth from the aerospace (both engine and airframe), defense, chemical process industry, oil and gas, and medical markets. The expansion includes the following phases:
▪	The Phase I expansion of ATI’s titanium production capabilities was announced on July 15, 2005, and includes upgrading and restarting ATI’s titanium sponge facility in Albany, OR, constructing a third Plasma Arc Melt (PAM) cold-hearth furnace in Bakers, NC, adding three vacuum arc remelt (VAR) furnaces, expanding high-value plate products capacity by 25%, and continued upgrading of ATI’s cold-rolling assets used in producing titanium sheet and strip products. Phase I of our Albany, OR titanium sponge facility is now fully operational with six new furnaces producing at an annualized rate of approximately 8.0 million pounds, and the additional VAR melt capacity began operations in late 2006 and early 2007. The new PAM furnace is expected to begin operations in the first quarter 2007. Plasma arc melting is a superior cold-hearth melting process for making alloyed titanium products for jet engine rotating parts, medical applications, and other critical applications. VAR melting is a consumable electrode re-melting process that improves the cleanliness and chemical homogeneity of the alloys.

▪	The Phase II expansion of ATI’s titanium production capabilities was announced on March 17, 2006, and includes additional titanium sponge capacity at ATI’s facility in Albany, OR, and an additional VAR furnace at ATI’s facility in Bakers, NC. We expect the additional titanium sponge production capacity of approximately 4.0 million pounds annually from this phase to begin operation in the first half of 2007. The additional VAR melt capacity is expected to begin operation early in the third quarter 2007.

▪	The Phase III expansion of ATI’s titanium production capabilities was announced on June 22, 2006, and includes additional titanium sponge capacity and an additional VAR furnace at ATI’s facility in Albany, OR. The additional titanium sponge production capacity of approximately 4.0 million pounds annually from this phase is expected to be fully operational in the second half of 2007. As a result of Phases I, II and III, we expect our annual titanium sponge production capacity from the Albany facility to be approximately 12 million pounds in 2007, expanding to approximately 16 million pounds in 2008. The additional VAR melt capacity is expected to begin operations in two stages, with the first start-up in the second quarter of 2007 and the second stage in the first quarter of 2008.

▪	In June 2006, we announced the Phase IV expansion to our titanium capabilities. Phase IV is a greenfield premium-grade titanium sponge facility to be built in Rowley, UT with an annual capacity of 24 million pounds. This investment, which is estimated at $425 to $450 million including engineering and design for future expansion, is aimed at increasing our capacity to produce titanium alloys for aerospace and defense applications. Premium-grade sponge is essential for many aerospace applications, including rotating quality titanium alloys used for new jet engines and spare parts. We expect initial production of titanium sponge to begin in the third quarter 2008 and grow to an initial annualized rate of 24 million pounds in 2009.

▪	In February 2007, we announced a further expansion of our Albany, OR titanium sponge production capabilities. The additional expansion of the Albany, OR facility will include four sponge furnaces and related processing operations, and is expected to be in service in the first half of 2008. This expansion is expected to add another 4 million pounds of titanium sponge capacity annually.
     Upon the completion of these phases, ATI’s internal titanium sponge annual capacity of approximately 44 million pounds will be in addition to the amount of titanium sponge and titanium scrap ATI purchases from external sources.
     Additionally, in January 2007, we announced the expansion of our titanium and nickel-based superalloy capabilities at facilities located in Bakers, NC. The purpose of the capital project is to meet growing demand from the aerospace and defense (both jet engine and airframe), electrical energy, medical, chemical process industry, and oil and gas markets. The total investment is approximately $215 million, which is expected to be nearly evenly spread over the next three years. ATI expects this self-funded project to be substantially completed by the end of 2009. The project will include:
▪	Additional forging capacity. ATI plans to add an integrated 10,000 ton press forge, 700mm rotary forge, conditioning, finishing, and inspection facility to support increased forged product requirements. The new forging capacity is expected to be operational by the third quarter 2009. Forging is a hot-forming process that produces wrought forging billet and forged machining bar from an ingot.

▪	A fourth PAM furnace to support premium titanium alloy growth requirements. ATI expects this fourth PAM furnace to begin production by the fourth quarter 2008.

▪	Additional VAR capacity to support premium nickel-based superalloy and titanium growth. ATI expects one new VAR to be in production in the first quarter 2008. The remaining four VAR furnaces would be installed as needed.
2005 Compared to 2004
Sales for the High Performance Metals segment increased 57% to $1.25 billion in 2005 primarily due to continuing strong demand from the aerospace, defense, oil and gas, medical, and power generation markets. Our exotic alloys business continued to benefit from demand from the aerospace, defense, chemical processing, and medical markets. Operating profit for the High Performance Metals segment improved significantly to $335.3 million as a result of increased shipments for most of our products, higher selling prices, and the benefits of gross cost reductions. Comparative information on the segment’s products for the years ended December 31, 2005 and 2004 was:

For the Years Ended December 31,	2005	2004	% Change

Volume (000’s lbs.):
Nickel-based and specialty steel alloys	39,939	34,353	16%
Titanium mill products	24,882	22,012	13%
Exotic alloys	4,018	4,318	(7%)

Average Prices (per lb.):
Nickel-based and specialty steel alloys	$11.25	$8.60	31%
Titanium mill products	$22.75	$12.34	84%
Exotic alloys	$40.38	$40.95	(1%)

     Segment operating profit for 2005 and 2004 was adversely affected by higher raw material costs, which increased significantly in the past several years. These higher costs, while largely recovered in product selling prices through raw material indices, had a negative effect on cost of sales as a result of our LIFO inventory accounting methodology, resulting in LIFO inventory valuation reserve charges of $46.0 million in 2005, and $16.2 million in 2004.
     We continued to aggressively reduce costs in 2005. Gross cost reductions, before the effects of inflation, for 2005 totaled approximately $34 million. Major areas of gross cost reductions included $20 million from operating efficiencies, $11 million from procurement, and $2 million from salaried and hourly labor cost savings.
     In 2005, we announced strategic capital investments to expand our titanium and nickel-based alloy and specialty alloy production capabilities, which included approximately $110 million for:
•	Upgrading and restarting approximately one-half of the capacity of our idled titanium sponge facility in Albany, Oregon.

•	Constructing a third plasma arc melt cold-hearth furnace at ATI Allvac’s North Carolina operations.

•	Upgrading and expanding vacuum induction melt (VIM) capacity. VIM is a melting process designed for premium grades of nickel-based alloys and superalloys that require more precise chemistry control and lower impurity levels.

•	Installation of new electro-slag re-melt (ESR) and new VAR furnaces. ESR and VAR furnaces are consumable electrode re-melting processes used to improve both the cleanliness and metallurgical structure of alloys.

Flat-Rolled Products

(In millions)	2006	% Change	2005	% Change	2004

Sales to external customers	$2,697.3	42%	$1,900.5	16%	$1,643.9

Operating income	344.3	130%	149.9	144%	61.5

Operating income as a percentage of sales	12.8%		7.9%		3.7%

Direct international sales as a percentage of sales	18.0%		18.5%		12.9%

     Our Flat-Rolled Products segment produces, converts and distributes stainless steel, nickel-based alloys, and titanium and titanium-based alloys, in a variety of product forms including plate, sheet, engineered strip, and Precision Rolled Strip® products, as well as grain-oriented silicon electrical steel sheet, and tool steels. The major end markets for our flat-rolled products are construction and mining, automotive, electrical energy, food processing equipment and appliances, machine and cutting tools, chemical process industry, oil and gas, electronics, communication equipment and computers. The operations in this segment are ATI Allegheny Ludlum, our 60% interest in the Chinese joint venture company known as Shanghai STAL Precision Stainless Steel Company Limited (STAL), and our 50% interest in the industrial titanium joint venture known as Uniti LLC. The remaining 40% interest in STAL is owned by the Baosteel Group, a state authorized investment company whose equity securities are publicly traded in the People’s Republic of China. The financial results of STAL are consolidated into the segment’s operating results with the 40% interest of our minority partner recognized in the consolidated statement of income as other income or expense. The remaining 50% interest in Uniti LLC is held by VSMPO, a Russian producer of titanium, aluminum, and specialty steel products. We account for the results of the Uniti joint venture using the equity method since we do not have a controlling interest.
2006 Compared to 2005
Sales for the Flat-Rolled Products segment for 2006 were $2.70 billion, or 42% higher than 2005, due primarily to increased volume, higher average base-selling prices and higher average raw material surcharges. Comparative information on the segment’s products for the years ended December 31, 2006 and 2005 was:

For the Years Ended December 31,	2006	2005	% Change

Volume (000’s lbs.):
High value	502,524	495,868	1%
Commodity	889,105	652,870	36%

Total Flat-Rolled Products	1,391,629	1,148,738	21%

Average Prices (per lb.):
High value	$2.50	$2.15	16%
Commodity	$1.61	$1.26	28%
Total Flat-Rolled Products	$1.93	$1.64	18%

     Shipments in 2006 increased by 21% to 1,392 million pounds compared to shipments of 1,149 million pounds for 2005. The average transaction prices to customers, which includes the effect of higher average raw material surcharges and higher average base-selling prices, increased by 18% to $1.93 per pound in 2006.
     Our Flat-Rolled Products segment high-value product shipments, which include engineered strip, Precision Rolled Strip, super stainless steel, nickel-based alloys, titanium and titanium-based alloys, grain-oriented silicon electrical steel, and tool steel products, increased 1%, with average transaction prices for our high-value products increasing 16%, primarily due to product mix. Demand was strong for our specialty stainless, grain-oriented silicon, titanium, and nickel-based alloy products from the chemical process industry, oil and gas, electrical energy, and aerospace and defense markets. Our direct international sales, which were primarily comprised of high value products, increased $134.7 million to $485.6 million, and represented 18% of sales for the Flat-Rolled Products segment.
     Shipments of our commodity products, which primarily include stainless steel hot roll and cold roll sheet, and stainless steel plate, increased 36% and average transaction prices for these products increased 28%. In 2006, consumption in the U.S. of stainless steel strip, sheet and plate products increased approximately 15%, compared to

2005 consumption, according to the Specialty Steel Institute of North America (SSINA). Demand was strong for our commodity products from the biofuel (ethanol) and construction markets and was good from the appliance and appliance related markets. Our The Switch is On™ marketing campaign had its best year ever in 2006 as customers in both the U.S. and Europe recognized the value of lean nickel products, such as AL201HP™ stainless, which has one-half the nickel content as the most common Type 304 stainless product with similar corrosion properties and greater strength. In 2006, shipments of 201HP increased over 40% compared to 2005. In addition, we now sell other commodity stainless products in Europe, which demonstrates that we are a cost competitive global producer of these products.
Apparent Domestic Consumption
Stainless Sheet and Strip
(Millions of tons)

*	2006 represents November YTD, annualized
Apparent Domestic Consumption
Stainless Sheet and Strip
(Millions of tons)

	00	01	02	03	04	05	06
Millions/Tons	1.90	1.55	1.59	1.59	1.81	1.62	1.87
Source: SSINA
The majority of our flat-rolled products are sold at prices that include surcharges for raw materials, including purchased scrap, that are required to manufacture our products. These raw materials include iron, nickel, chromium, and molybdenum.

Iron Scrap Prices
($/Gross Ton)
Iron Scrap Prices
($/Gross Ton)

97	98	99	00	01	02	03	04	05	06
144	83	129	85	74	105	173	233	255	229
Nickel Prices
($/lb)
Source: London Metals Exchange
Nickel Prices
($/lb)

97	98	99	00	01	02	03	04	05	06
2.70	1.76	3.67	3.32	2.69	3.26	6.43	6.25	6.09	15.68

Source: Platts Metals Week
Chromium Prices
($/lb)

97	98	99	00	01	02	03	04	05	06
0.49	0.40	0.39	0.41	0.29	0.35	0.54	0.69	0.54	0.66
Molybdenum Oxide
($/lb)
Source: Platts Metals Week
Molybdenum Oxide
($/lb)

97	98	99	00	01	02	03	04	05	06
3.69	2.57	2.56	2.23	2.36	3.26	7.26	31.24	26.58	24.78

     Operating income increased to $344.3 million for 2006, compared to $149.9 million for 2005. The benefits of increased sales volume, higher average base-selling prices, gross cost reduction initiatives, and additional surcharges offset significantly higher LIFO inventory valuation reserve charges due to higher raw material costs. During 2006, the average cost of our raw materials in our Flat-Rolled Products segment increased approximately 49% compared to the 2005 average cost. As a result, for 2006 we recognized a charge of $147.3 million under the LIFO inventory costing methodology. In 2005, we recorded a LIFO inventory valuation reserve benefit of $8.9 million as a result of slightly lower raw material costs, compared to 2004.
     We continued to aggressively reduce costs and streamline our operations. In 2006, we achieved gross cost reductions, before the effects of inflation, of approximately $96 million in our Flat-Rolled Products segment. Major areas of gross cost reductions included $75 million from operating efficiencies, $11 million from lower compensation and fringe benefit expenses, and $10 million from procurement savings.
     To support our strategic growth initiatives in the Flat-Rolled Products segment, we committed to significantly expand our manufacturing capabilities. In January 2007, we announced expansion of ATI Allegheny Ludlum’s titanium and specialty plate facility located in Washington, PA. The purpose of the capital project is to meet growing demand from the aerospace and defense, chemical process industry, oil and gas, and electrical energy markets for our Flat-Rolled Products and High Performance Metals segments. We expect this investment to be approximately $60 million with completion planned for the second quarter 2008. The titanium and specialty plate capital project includes increasing reheat furnace, annealing, and flattening capacity at the existing plate mill. In addition, our plate size capabilities are being expanded and significant productivity improvements are being made.
     In 2006 we also announced the expansion of our STAL joint venture operations in Shanghai, China. This expansion, which is expected to more than triple STAL’s precision rolling and slitting capacity, is estimated to cost approximately $110 million. The expansion is expected to be fully operational in the 2009 first quarter and is expected to be funded through capital contributions from the joint venture partners, including a $25 million capital contribution by ATI, bank credit lines, and the internal cash flow of the joint venture.
2005 Compared to 2004
Sales for the Flat-Rolled Products segment for 2005 were $1.90 billion, or 16% higher than 2004, due primarily to higher average base-selling prices and higher average raw material surcharges, partially offset by a decrease in demand in the second half of 2005. Comparative information on the segment’s products for the years ended December 31, 2005 and 2004 was:

For the Years Ended December 31,	2005	2004	% Change

Volume (000’s lbs.):

High value	495,868	508,946	(3)%
Commodity	652,870	666,560	(2)%

Total Flat-Rolled Products	1,148,738	1,175,506	(2)%

Average Prices (per lb.):
High value	$2.15	$1.67	29%
Commodity	$1.26	$1.18	7%
Total Flat-Rolled Products	$1.64	$1.39	18%

     Our Flat-Rolled Products segment high-value product shipments, which include engineered strip, Precision Rolled Strip, super stainless steel, nickel alloy, titanium, grain-oriented silicon electrical steel, and tool steel products, decreased 3%, while average transaction prices for our high-value products increased 29%, primarily due to product mix. Shipments declined primarily due to softness in automotive markets partially offset by strong capital goods and power generation markets, especially in Asia. Our direct international sales, which were primarily comprised of high value products, increased $138.6 million to $350.9 million, and represented a record 18.5% of sales for the Flat-Rolled Products segment.

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
     Operating income increased to $149.9 million for 2005 compared to $61.5 million in the 2004 period. The benefits of higher average base-selling prices, cost reduction initiatives, additional surcharges, and a change in the LIFO inventory valuation reserve due to lower raw material costs, were partially offset by lower shipments and higher energy costs. During 2005, the average cost of our raw materials in our Flat-Rolled Products segment decreased approximately 9% compared to the 2004 average cost. This compares to an increase of approximately 50% in 2004, compared to 2003. As a result, for 2005 we recognized a benefit of $8.9 million under the LIFO inventory costing methodology. In 2004, we recorded a LIFO inventory valuation reserve charge of approximately $86.5 million as a result of the higher raw material costs. Natural gas and electricity costs, net of natural gas hedges, for 2005 were approximately $39.5 million higher than 2004.
     We continued to aggressively reduce costs and streamline our operations. In 2005, we achieved gross cost reductions, before the effects of inflation, of approximately $85 million in our Flat-Rolled Products segment. Major areas of gross cost reductions included $24 million from operating efficiencies, $49 million from procurement, and $12 million from lower compensation and fringe benefit expenses. At the end of 2005, we decided to indefinitely idle the West Leechburg, PA flat-rolled products finishing facility, which occurred in stages during 2006. These restructuring charges of $17.5 million, plus charges of $8.5 million for fair market value adjustments of previously recognized asset impairments, are excluded from 2005 segment operating profit.
     In 2005, we announced $16 million in strategic capital programs to expand our titanium and nickel-based alloy and specialty alloy production capabilities which include expanding high-value plate products capacity by 25%, upgrading our flat-rolled cold-rolling assets used to produce titanium sheet and strip products, and expanding premium product re-melting capacity. These projects are expected to be fully implemented in 2007.
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
     In connection with the J&L asset acquisition, in June 2004 we reached a labor agreement with the USW, which represents employees at Allegheny Ludlum and at the former J&L facilities. The agreement provided for a workforce restructuring through which we are achieving significant productivity improvements. Through a reduction in the number of job classifications and the implementation of flexible work rules, employees have been given broader responsibilities and the opportunity to become more involved in the business. The number of production and maintenance employees at the pre-acquisition Allegheny Ludlum facilities was reduced by 650 employees, or approximately 25%, through an early retirement program over two and a half years pursuant to which the employees were offered transition incentives. Approximately 40% of these retirements occurred in second half of 2004, with over 70% of these retirements having taken place by the end of 2005, and 100% of these retirements were effective by the end of 2006.
     The acquisition of the J&L assets and the negotiation of the progressive labor agreement in 2004 with the USW have continued to improve the performance of our Allegheny Ludlum business.

Engineered Products

(In millions)	2006	% Change	2005	% Change	2004

Sales to external customers	$432.7	10%	$393.4	33%	$295.0

Operating profit	56.7	19%	47.5	128%	20.8

Operating profit as a percentage of sales	13.1%		12.1%		7.1%

Direct international sales as a percentage of sales	26.8%		28.6%		28.9%

     Our Engineered Products segment includes the production of tungsten powder, tungsten heavy alloys, tungsten carbide materials and carbide cutting tools. The segment also produces carbon alloy steel impression die forgings, and large grey and ductile iron castings, and provides precision metals processing services. The operations in this segment are ATI Metalworking Products, ATI Portland Forge, ATI Casting Service and Rome Metals. On April 5, 2005, we acquired U.K.-based Garryson Limited (“Garryson”), a leading producer of tungsten carbide burrs, rotary tooling and specialty abrasive wheels and discs. The acquisition was accounted for as a purchase, and our results for ATI Metalworking Products include Garryson’s sales and earnings from the acquisition date.
     The major markets served by our products of the Engineered Products Segment include a wide variety of industrial markets including automotive, chemical process industry, oil and gas, machine and cutting tools, construction and mining, aerospace, transportation, and wind power generation.
2006 Compared to 2005
Sales for the Engineered Products segment in 2006 increased 10%, to $432.7 million, and operating profit increased 19%, to $56.7 million, both compared to 2005. Demand for our tungsten products was strong from the oil and gas, construction and mining, aerospace and defense, and power generation markets. Demand was strong for our forged products from the transportation, construction and mining, and oil and gas markets. Demand for our cast products was strong from the wind energy, and transportation markets. Demand remained very strong for our titanium precision metal processing conversion services.
     The improvement in segment sales was primarily due to higher selling prices and increased volume, including shipments from our U.K.-based ATI Garryson Limited cutting tool operations acquired in April 2005. Segment operating profit improved to $56.7 million in 2006, principally as a result of improved pricing and the benefits of cost reductions, which totaled $8.2 million. This improvement in operating profit was partially offset by the negative impact of higher raw material costs especially in the second half of the 2006 year. Operating profit included a LIFO inventory valuation reserve charge of $0.3 million in 2006 and a charge of $8.7 million in 2005 as a result of higher raw material costs and inventory levels.
     In 2006, we continued to invest to enhance our manufacturing capabilities and reduce costs. In the 2005 fourth quarter, we began a $17 million capital investment to expand our production capacity to internally source all of our ammonium paratungstate (APT) and cobalt requirements at what is expected to be significantly lower costs than purchased material. In addition, in 2006, we invested $4 million to expand our titanium precision metal conversion services operation as part our continuing strategic program to increase our overall titanium production capacity to better meet growing global demand.
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
Corporate Expenses
Corporate expenses were 1.4% of sales, or $68.9 million, in 2006 compared to 1.5% of sales, or $51.7 million, in 2005 and 1.3% of sales, or $34.9 million, in 2004. The increase in corporate expenses in 2006 and 2005 was primarily the result of expenses associated with annual and long-term performance-based incentive compensation programs, partially offset by cost controls.
Interest Expense, net
Interest expense, net of interest income, was $23.3 million for 2006 compared to $38.6 million for 2005, and $35.5 million for 2004. Interest expense is presented net of interest income of $15.0 million for 2006, $8.4 million for 2005, and $2.9 million for 2004. The increase in interest income for 2006 and 2005 primarily results from higher cash balances.
     Increased capital expenditures associated with strategic investments to expand our production capabilities resulted in higher interest capitalization in 2006. Interest expense in 2006, 2005, and 2004 was reduced by $4.5 million, $0.2 million, and $0.9 million, respectively, related to interest capitalization on capital projects.
     In prior years, we entered into “receive fixed, pay floating” interest rate swap contracts related to our $300 million, 8.375% 10-year Notes. In 2004, we terminated the remaining outstanding swap agreements and recognized a gain. The settlement gain is being amortized into income as an offset to interest expense over the remaining life of the 10-year Notes. Interest expense decreased by $1.7 million in 2006, $1.5 million in 2005, and $4.4 million in 2004 due to these settled interest rate swap agreements.
Restructuring Costs and Curtailment Gain
We had no restructuring costs or curtailment gains in 2006. We recorded restructuring costs of $23.9 million in 2005 and a curtailment gain, net of restructuring costs, of $40.4 million in 2004.
     In 2005, we recorded a restructuring charge of $23.9 million primarily related to recognizing an asset impairment charge for certain long-lived assets in the Flat-Rolled Products segment. At the end of 2005, we decided to indefinitely idle Allegheny Ludlum’s West Leechburg, PA flat-rolled products finishing facility. The cost of indefinitely idling the facility was $17.3 million. The 2005 restructuring charge also included adjustments of previously recognized asset impairment charges for changes in estimated fair market values. We recorded $8.5 million of asset impairment charges associated with previously idled assets in the Flat-Rolled Products segment at the Washington Flat-Roll coil facility located in Washington, PA, and at the stainless steel plate facility located in Massillon, OH, partially offset by a $1.9 million reversal of previously recorded lease termination charges.
     In 2004, the curtailment gain, net of restructuring costs, of $40.4 million, includes the $71.5 million curtailment and settlement gain and the $25.3 million pension termination benefit charge discussed in Retirement Benefit Expense, below, and $5.8 million of restructuring charges. The restructuring charges related to the 2004 labor agreement at our Allegheny Ludlum operations and the J&L asset acquisition, and included labor agreement costs of $4.6 million, severance costs of $0.7 million related to approximately 30 salaried employees, and $0.5 million for asset impairment charges for redundant equipment following the J&L asset acquisition.
     At December 31, 2006, approximately $3 million of prior year workforce reduction and facility closure charges are future cash requirements that will be paid over the next several years. Cash to meet these obligations is expected to be paid from internally generated funds from operations.
Other Expenses, Net of Gains on Asset Sales
Other expenses, net of gains on asset sales, includes charges incurred in connection with closed operations, pretax gains and losses on the sale of surplus real estate, non-strategic investments and other assets, operating results from equity-method investees, minority interest, and other non-operating income or expense. These items are presented primarily in selling and administrative expenses, and in other income (expense) in the statement of income and resulted in net charges of $15.2 million in 2006 and $33.8 million in 2005, and other income of $2.5 million in 2004.
     Other expenses for 2006 primarily related to legal costs associated with closed operations. For 2005, other expenses included $26.8 million for legal matters and $7.0 million for environmental and other closed company costs. The charges for legal matters included the settlement of the Kaiser Aerospace & Electronics matter, the unfavorable court judgment rendered in April 2005 concerning a commercial dispute with a raw materials supplier, both of which were paid in 2006, and other matters associated with closed companies, and are classified in selling and administrative expenses in the consolidated statement of income.
Retirement Benefit Expense
Retirement benefit expense, which primarily includes pension and postretirement medical benefits, increased $4.3 million in 2006 due to the use of a lower assumed discount rate to value obligations and a lower level of postretirement medical benefit plan assets. In 2005 and 2004, retirement benefit expense declined, compared to the applicable preceding full year period, primarily as a result of higher than expected returns on pension assets during 2004 and 2003, actions taken in the second quarter 2004 to control retiree medical costs, and the favorable impact of the Medicare prescription drug legislation, partially offset by the use of progressively lower discount rate assumptions for determining benefit plan liabilities. Retirement benefit expense, excluding the effect of curtailment gains and termination benefit charges, was $81.9 million for 2006, $77.6 million for 2005, and $119.8 million for 2004. The effect of the Medicare prescription drug legislation, which provides for a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by law, is recognized in operating results over a number of years. Retirement benefit expenses are included in both cost of sales and selling and administrative expenses. Retirement benefit expense included in cost of sales and selling and administrative expenses for the years ended 2006, 2005 and 2004 was as follows:

(In millions)	2006	2005	2004

Cost of sales	$55.3	$55.1	$88.4
Selling and administrative expenses	26.6	22.5	31.4

Total retirement benefit expense	$81.9	$77.6	$119.8

     The 2004 retirement benefit expense shown above does not include the effects of the $71.5 million curtailment and settlement gain related to the elimination of retiree medical benefits for certain non-collectively bargained employees beginning in 2010, nor does this expense include the $25.3 million charge related to the Transition Assistance Program (“TAP”) incentives associated with the 2004 labor agreement at Allegheny Ludlum, which was paid from our U.S. qualified defined benefit pension plan.
     Total retirement benefit expense for 2007 is expected to be approximately $32 million, with effects on cost of sales and selling and administrative expenses similar to the percentages in 2006. Pension expense for 2007 is expected to be approximately $17 million, compared to $64 million in 2006, as higher than expected returns on pension assets in 2006 and the positive benefits of the voluntary $100 million 2006 pension contribution are partially offset by the use of a lower assumed discount rate to value pension liabilities. Postretirement medical expense for 2007 is expected to decrease to approximately $15 million, from $18 million in 2006, as higher than expected returns on plan assets in 2006 is partially offset by the use of a lower assumed discount rate to value obligations.
Income Taxes
Results of operations for 2006 included a provision for income taxes of $297.3 million, or 34.2% of income before tax, for U.S. Federal, foreign and state income taxes. The results for 2006 benefited from a favorable $8.7 million adjustment of prior years’ taxes. For 2005, results of operations included an income tax benefit of $54.7 million principally related to the reversal of the remaining valuation allowance for our U.S. Federal net deferred tax assets, partially offset by accruals for U.S. Federal, foreign and state income taxes. Results of operations for 2004 did not include an income tax provision or benefit for current or deferred taxes primarily as a result of the uncertainty regarding full utilization of the net deferred tax asset and available operating loss carryforwards. From the 2003 fourth quarter through the third quarter of 2005, we maintained a valuation allowance for a major portion of our U.S.

Federal deferred tax assets and certain state deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes”, due to uncertainty regarding full utilization of our net deferred tax asset, including the 2003 and 2004 unutilized net operating losses. In the 2003 fourth quarter we had recorded a $138.5 million valuation allowance for the majority of our net deferred tax asset, based upon the results of our quarterly evaluation concerning the estimated probability that the net deferred tax asset would be realizable in light of our history of annual reported losses in the years 2001 through 2003. In 2005, we generated taxable income which exceeded the 2003 and 2004 net operating losses allowing us to fully realize these U.S. Federal tax benefits. This realization of tax benefits, together with our improved profitability, required us to eliminate the remaining valuation allowance for U.S. Federal income taxes in the 2005 fourth quarter. In 2004, we received $7.2 million in income tax refunds related to carrying back the previous year’s taxable loss to earlier years in which we had paid taxes.
     Deferred taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes, and differences between the fair value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income taxes represent future tax benefits or costs to be recognized when those temporary differences reverse. At December 31, 2006, we had a net deferred tax asset of $151.4 million. A significant portion of our deferred tax assets relates to the postretirement benefit obligations, which have been recorded in the accompanying financial statements but which are not recognized for income tax reporting purposes until the benefits are paid. These benefit payments are expected to occur over an extended period of years.
Financial Condition and Liquidity
We believe that internally generated funds, current cash on hand, and available borrowings under existing secured credit lines will be adequate to meet foreseeable liquidity needs, including a substantial expansion of our production capabilities over the next few years. We did not borrow funds under our domestic secured credit facility during 2006, 2005, or 2004. However, a portion of this secured credit facility is utilized to support letters of credit.
     Our ability to access the credit markets in the future to obtain additional financing, if needed, may be influenced by our credit rating. As of December 31, 2006, Standard & Poor’s Ratings Services corporate credit rating for our Company was BB with a stable outlook. As of December 31, 2006, Moody’s Investor Service’s corporate family rating for our Company was Ba2 with a stable outlook. Changes in our credit rating do not impact our access to, or the cost of, our existing credit facilities.
     We have no off-balance sheet financing relationships with variable interest or structured finance entities.
Cash Flow and Working Capital
In 2006, cash generated by operations of $408.5 million, the proceeds from exercises of stock options of $33.1 million, and tax benefits on share-based compensation of $80.9 million were used to invest $235.2 million in capital equipment, fund a $100 million voluntary contribution to our U.S. qualified defined benefit pension plan, pay dividends of $43.1 million, repay debt of $7.1 million, and increase cash balances by $139.6 million to $502.3 million at December 31, 2006. In 2005, cash generated by operations of $322.6 million, the proceeds from exercises of stock options of $26.1 million, and tax benefits on share-based compensation of $25.2 million were used to invest $90.1 million in capital equipment, fund a $100 million voluntary contribution to our U.S. qualified defined benefit pension plan, pay $18.3 million for the acquisition of the Garryson Limited operation, repay debt of $25.7 million, pay dividends of $27.1 million, and increase cash balances by $111.9 million to $362.7 million at December 31, 2005. In 2004, cash generated from operations of $74.1 million, proceeds from sale of common stock of $229.7 million, proceeds from asset sales of $6.6 million, and proceeds from exercises of stock options of $7.6 million, were used to invest $49.9 million in capital equipment, fund a $50 million voluntary contribution to our U.S. defined benefit pension plan, pay $7.5 million of the purchase price for the J&L assets, repay debt of $15.9 million, pay dividends of $21.2 million, and increase cash balances by $171.2 million to $250.8 million at December 31, 2004. We use cash flow from operations before voluntary pension plan contributions in order to evaluate and compare fiscal periods that do not include these contributions, and to make resource allocation decisions among operational requirements, investing and financing alternatives.

Managed Working Capital
($ millions)
Managed Working Capital
($ millions)

	01	02	03	04	05	06
Millions/$	719	564	576	853	1,048	1,582

% of Annualized Revenue	36.8%	32.4%	30.7%	29.5%	30.3%	29.0%
     The favorable impact of improved operating results in 2006 and 2005 on cash flow from operations was offset by continuing investment in managed working capital to support the higher business levels and the effect of higher costs for certain raw materials. As part of managing the liquidity of the business, we focus on controlling inventory, accounts receivable and accounts payable. In measuring performance in controlling this managed working capital, we exclude the effects of the LIFO inventory valuation reserves, excess and obsolete inventory reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. During 2006, managed working capital, which we define as gross inventory plus accounts receivable less accounts payable, increased $534.2 million. This increase resulted from a $166.5 million increase in accounts receivable due to a higher level of sales in the fourth quarter 2006 compared to the fourth quarter 2005, and a $409.2 million increase in inventory, mostly as a result of increased operating volumes and higher raw material costs, partially offset by a $41.5 million increase in accounts payable. Most of the increase in raw materials is expected to be recovered through surcharge and index pricing mechanisms. During 2005, managed working capital increased by $187.8 million, excluding working capital acquired as part of the Garryson Limited acquisition. This increase in managed working capital resulted from a $80.9 million increase in accounts receivable due to a higher level of sales in the 2005 fourth quarter compared to the fourth quarter of 2004, and a $145.6 million increase in inventory mostly as a result of higher costs for certain raw materials and increased business volumes, partially offset by a $38.7 million increase in accounts payable. Managed working capital has increased $1.0 billion over the past four years as our level of business activity has significantly increased and raw material costs have increased. This increase in managed working capital is expected to represent a future source of cash if the level of business activity were to decline. Managed working capital as a percent of annualized sales declined to 29.0% at the end of 2006, compared to 30.3% at the end of 2005, 29.5% in 2004, and 30.7% in 2003. The decrease in 2006 of managed working capital as a percentage of sales was primarily due to higher business activity in the Flat-Rolled Products segment, which has a shorter manufacturing cycle than our other business segments, and ATI Business System initiatives. While inventory and accounts receivable balances increased during this four year period, gross inventory turns, which exclude the effect of LIFO inventory valuation reserves, decreased slightly in 2006 after improving for the past three years, and days sales outstanding, which measures actual collection timing for accounts receivable, has steadily improved.
     The components of managed working capital were as follows:

	December 31,	December 31,	December 31,
(In millions)	2006	2005	2004

Accounts receivable, net	$610.9	$442.1	$357.9
Inventory, net	798.7	607.1	513.0
Accounts payable	(355.1)	(312.9)	(271.2)

Subtotal	1,054.5	736.3	599.7
Allowance for doubtful accounts	5.7	8.1	8.4
LIFO reserve	466.7	269.7	223.9
Corporate and other	55.3	33.9	20.6

Managed working capital	$1,582.2	$1,048.0	$852.6

Annualized prior 2 months sales	$5,453.5	$3,461.1	$2,887.0

Managed working capital as a % of sales	29.0%	30.3%	29.5%

     Capital expenditures for 2006 were $235.2 million, compared to $90.1 million in 2005 and $49.9 million for 2004.
     We have committed to significantly expand our manufacturing capabilities to meet current and expected demand growth from the aerospace (engine and airframe), defense, chemical process industry, oil and gas, and medical markets, especially for titanium and titanium-based alloys, nickel-based alloys and superalloys, and specialty alloys. Our self-funded investments include the following announced projects:
▪	A multi-phase titanium products expansion that is expected to yield 44 million pounds of aerospace quality titanium sponge annual capacity and increase ATI’s annual titanium melt capacity by at least 25 million pounds. The four-phase expansion, which is expected to total approximately $625 million, includes the following:
—	The Phase I expansion of ATI’s titanium production capabilities was announced in July 2005, and includes upgrading and restarting ATI’s titanium sponge facility in Albany, OR, constructing a third Plasma Arc Melt (PAM) cold-hearth furnace in Bakers, NC, adding three vacuum arc remelt (VAR) furnaces, expanding high-value plate products capacity by 25%, and continued upgrading of ATI’s cold-rolling assets used in producing titanium sheet and strip products. Phase I of our Albany, OR titanium sponge facility is now fully operational with six new furnaces producing at an annualized rate of approximately 8.0 million pounds, and the additional VAR melt capacity began operations in late 2006 and early 2007. The new PAM furnace is expected to begin operations in the first quarter 2007. Plasma arc melting is a superior cold-hearth melting process for making alloyed titanium products for jet engine rotating parts, medical applications, and other critical applications. VAR melting is a consumable electrode re-melting process that improves the cleanliness and chemical homogeneity of the alloys.

—	The Phase II expansion of ATI’s titanium production capabilities was announced in March 2006, and includes additional titanium sponge capacity at ATI’s facility in Albany, OR, and an additional VAR furnace at ATI’s facility in Bakers, NC. We expect the additional titanium sponge production capacity of approximately 4.0 million pounds annually from this phase to begin operation in the first half of 2007. The additional VAR melt capacity is expected to begin operation early in the third quarter 2007.

—	The Phase III expansion of ATI’s titanium production capabilities was announced in June 2006, and includes additional titanium sponge capacity and an additional VAR furnace at ATI’s facility in Albany, OR. The additional titanium sponge production capacity of approximately 4.0 million pounds annually from this phase is expected to be fully operational in the second half of 2007. As a result of Phases I, II and III, we expect our annual titanium sponge production capacity from the Albany facility to be approximately

12 million pounds in 2007, expanding to approximately 16 million pounds in 2008. The additional VAR melt capacity is expected to begin operations in two stages, with the first start-up in the second quarter of 2007 and the second stage in the first quarter of 2008.

—	In June 2006, we announced the Phase IV expansion to our titanium capabilities. Phase IV is a greenfield premium-grade titanium sponge facility to be built in Rowley, UT with an annual capacity of 24 million pounds. This investment, which is estimated at $425 to $450 million including engineering and design for future expansion, is aimed at increasing our capacity to produce titanium alloys for aerospace and defense applications. Premium-grade sponge is essential for many aerospace applications, including rotating quality titanium alloys used for new jet engines and spare parts. ATI expects initial production of titanium sponge to begin in the third quarter 2008, and grow to an initial annualized rate of 24 million pounds in 2009.

—	In February 2007, we announced a further expansion of our Albany, OR titanium sponge production capabilities. The additional expansion of the Albany, OR facility will include four sponge furnaces and related processing operations, and is expected to be in service in the first half of 2008. This expansion is expected to add another 4 million pounds of titanium sponge capacity annually.

Upon the completion of these phases, our internal titanium sponge annual capacity of approximately 44 million pounds will be in addition to the amount of titanium sponge and titanium scrap that we purchase from external sources.
▪	In January 2007, we announced the expansion of our titanium and nickel-based superalloy capabilities at facilities located in Bakers, NC. The total investment is approximately $215 million, which is expected to be nearly evenly spread over the next three years and be substantially completed by the end of 2009. The project will include:
—	Additional forging capacity. We plan to add an integrated 10,000 ton press forge, 700mm rotary forge, conditioning, finishing, and inspection facility to support increased forged product requirements. The new forging capacity is expected to be operational by the third quarter 2009. Forging is a hot-forming process that produces wrought forging billet and forged machining bar from an ingot.

—	A fourth PAM to support premium titanium alloy growth requirements. We expect this fourth PAM furnace to begin production by the fourth quarter 2008.

—	Additional VAR capacity to support premium nickel-based superalloy and titanium growth. We expect one new VAR to be in production in the first quarter 2008. The remaining four VAR furnaces would be installed as needed.
▪	A $60 million expansion of our titanium and specialty plate facility located in Washington, PA, which is expected to be completed in the second quarter 2008. In addition to titanium and titanium alloys, ATI’s specialty plate products include duplex alloys, superaustenitic alloys, nickel-based alloys, zirconium alloys, armor plate, and common austenitic stainless grades. Plate is a flat-rolled mill product that is 3/16 inch (4.76 mm) thick, or greater, and over 10 inches (254 mm) wide. The project will include:
—	Increasing reheat furnace, annealing, and flattening capacity at ATI’s existing plate mill.

—	In addition, ATI’s plate size capabilities are being expanded and significant productivity improvements are being made.
▪	A $30 million expansion of our premium-melt nickel-based alloy, superalloy, and specialty alloy production capabilities to our capacity to produce these high performance alloys used for aero-engine rotating parts, airframe applications, oil and gas exploration, extraction and refining, power generation land-based turbines and flue gas desulfurization pollution control units, which was completed in early 2007. Major projects of this expansion, which increased our premium-melt capacity by approximately 20%, included:

—	Upgrading and expanding vacuum induction melt (VIM) capacity. VIM is a melting process designed for premium grades with high alloy content that require more precise chemistry control and lower impurity levels.

—	Installation of two new electro-slag re-melt (ESR) furnaces and three new VAR furnaces. ESR and VAR furnaces are consumable electrode re-melting processes used to improve both the cleanliness and metallurgical structure of alloys.
     The above-described strategic growth capital projects represent approximately $925 million of self-funded capital investments, approximately $145 million of which had already been expended through 2006. We expect that our projected 2007 capital expenditures will be between $450 to $500 million, including $300 to $330 million for the above-mentioned strategic capital projects. The remaining $450 to $480 million of the $925 million of strategic growth capital projects will be expended in 2008 and 2009, with the majority of the expenditures expected in 2008.
     Additionally, STAL, our Chinese joint venture company in which ATI has a 60% interest, commenced an expansion of its operations in Shanghai, China in late 2006. This expansion, which is expected to more than triple STAL’s precision rolling and slitting capacity, is estimated to cost approximately $110 million. The expansion is expected to be fully operational in the 2009 first quarter and is expected to be funded through capital contributions from the joint venture partners, bank credit lines, and the internal cash flow of the joint venture. Our cash contribution to this expansion is expected to be approximately $25 million, of which $12.4 million was contributed by ATI in the 2006 third quarter with the remainder anticipated to be contributed in the first half of 2007. The financial results of STAL are consolidated into our financial statements with the 40% interest of our minority partner recognized as other income or expense in the statements of income and as a liability in the statements of financial position.
Debt
Total debt outstanding decreased $6.8 million, to $553.6 million at December 31, 2006, from $560.4 million at December 31, 2005. The decrease was primarily related to capital leases and financing on certain capital projects. In managing our overall capital structure, one of the measures on which we focus is net debt to total capitalization, which is the percentage of our debt, net of cash on hand, to our total invested and borrowed capital. In determining this measure, debt and total capitalization are net of cash on hand which may be available to reduce borrowings. Our net debt to total capitalization ratio improved to 3.3% at December 31, 2006, from 19.8% at December 31, 2005, and 43.8% at December 31, 2004. The lower ratio in 2006 results primarily from a continued increase in cash on hand and stockholders’ equity resulting from the improvement in results of operations.

	December 31,	December 31,
(In millions)	2006	2005

Total debt	$553.6	$560.4
Less: Cash	(502.3)	(362.7)

Net debt	$51.3	$197.7

Net debt	$51.3	$197.7
Total stockholders’ equity	1,492.6	799.9

Total capital	$1,543.9	$997.6
Net debt to capital ratio	3.3%	19.8%

     We maintain a senior secured domestic revolving credit facility which is secured by all accounts receivable and inventory of our U.S. operations and includes capacity for up to $175 million of letters of credit. Under the facility, if undrawn availability, as defined in the facility, were to decline below $75 million, corporate actions that could be undertaken without the prior consent of the lending group, including capital expenditures, acquisitions, sales of assets, dividends, investments in, or loans to, corporations, partnerships, joint ventures and subsidiaries, issuance of unsecured indebtedness, leases, and prepayment of indebtedness, would be limited. The amended facility contains a financial covenant, which is not measured unless our undrawn availability is less than $75 million. This financial covenant, when measured, requires us to prospectively maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (as defined in the credit facility) to fixed charges of at least 1.0 to 1.0 from the date the covenant is measured. Our ability to borrow under the amended secured credit facility in the future could be adversely affected if we fail to maintain the applicable covenants under the agreement governing the facility. At December 31, 2006, we had the ability to access the entire $325 million undrawn availability under the facility, and the measurement of the financial covenant described above was 5.0 to 1.0.
     Interest rate swap contracts have been used from time-to-time to manage our exposure to interest rate risks. At December 31, 2006, we have no interest rate swap contracts in place. We have deferred gains on settled “receive fixed, pay floating” interest rate swap contracts associated with our $300 million, 8.375% Notes due 2011 (“Notes”). These gains on settlement, which occurred in 2004 and 2003, remain a component of the reported balance of the Notes, and are ratably recognized as a reduction to interest expense over the remaining life of the Notes, which is approximately five years. At December 31, 2006, the deferred settlement gain was $10.5 million. The result of the “receive fixed, pay floating” arrangements was a decrease in interest expense of $1.7 million, $1.5 million and $4.4 million for the years ended December 31, 2006, 2005 and 2004, respectively, compared to the fixed interest expense of the ten-year Notes.
     A summary of required payments under financial instruments (excluding accrued interest) and other commitments are presented below.

		Less than	1-3	4-5	After 5
(In millions)	Total	1 year	years	years	years

Contractual Cash Obligations

Total Debt including Capital Leases	$547.1	$23.7	$27.0	$340.1	$156.3
Operating Lease Obligations	51.6	17.0	18.2	10.1	6.3
Other Long-term Liabilities (A)	149.8	—	75.9	7.6	66.3
Unconditional Purchase Obligations
Raw materials (B)	1,765.4	733.4	717.5	314.5	—
Capital expenditures	37.1	36.5	0.6	—	—
Other (C)	30.5	18.1	9.8	2.0	0.6

Total	$2,581.5	$828.7	$849.0	$674.3	$229.5

(In millions)

Other Financial Commitments

Lines of Credit (D)	$395.7	$45.0	$—	$350.7	$—
Guarantees	17.2

     (A) Other long-term liabilities exclude pension liabilities and accrued postretirement benefits.
     (B) We have contracted for physical delivery for certain of our raw materials to meet a portion of our needs. These contracts are based upon fixed or variable price provisions. We used current market prices as of December 31, 2006, for raw material obligations with variable pricing.
     (C) We have various contractual obligations that extend through 2015 for services involving production facilities and administrative operations. Our purchase obligation as disclosed represents the estimated termination fees payable if we were to exit these contracts.
     (D) Drawn amounts, if any, are included in total debt. There are no drawn amounts at December 31, 2006. Includes $119.5 million utilized under the $325 million domestic secured credit facility for standby letters of credit, which renew annually and are used to support: $72.5 million of financing outside of the domestic secured credit facility, primarily for our foreign-based operations; $38.5 million in workers compensation and general insurance arrangements; and $8.5 million related to legal, environmental and other matters.
Retirement Benefits
We adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”) on December 31, 2006. FAS 158 requires that the net funded position of the plans, as measured by the projected benefit obligation (“PBO”) in the case of pension plans, and by the accumulated postretirement benefit obligation (“APBO”) in the case of other postretirement benefit plans, be recognized as an asset or liability in the employer’s balance sheet. As required under the accounting rules which existed prior to adoption of the new standard, we recognized an increase to stockholders’ equity of $389.8 million at year-end 2006 primarily as a result of the improved funded position of the U.S. defined benefit pension plan. Simultaneously, the adoption of FAS 158 resulted in a reduction to stockholders’ equity of $342.6 million, which is included as a component of accumulated other comprehensive income. The net effect of both of these adjustments was an increase in stockholders’ equity of $47.2 million. These charges and adjustments did not affect our results of operations and do not have a cash impact. In addition, they do not affect compliance with debt covenants in our bank credit agreement.
     We were not required to make cash contributions to our U.S. defined benefit pension plan for 2006, 2005 or 2004. During the fourth quarter 2006 and 2005, and the third quarter 2004, we made voluntary contributions to this defined benefit pension plan of $100 million, $100 million and $50 million, respectively, to improve the plan’s funded position. Based on current regulations and actuarial studies, we do not expect to be required to make cash contributions to our U.S. qualified defined benefit pension plan for at least the next several years. We may elect, depending upon investment performance of the pension plan assets and other factors, to make additional voluntary cash contributions to this pension plan in the future.
     We fund certain retiree health care benefits for Allegheny Ludlum using investments held in a Company-administered Voluntary Employee Benefit Association (VEBA) trust. This allows us to recover a portion of the retiree medical costs. In accordance with our labor agreements, during 2006, 2005, and 2004, we funded $28.3 million, $24.7 million, and $18.2 million, respectively, of retiree medical costs using the investments of the VEBA trust. We may continue to fund certain retiree medical benefits utilizing the investments held in the VEBA. The value of the investments held in the VEBA was approximately $93 million as of November 30, 2006, our measurement date for accounting purposes.
Dividends
We paid a quarterly dividend of $0.10 per share of common stock for each of the first three quarters of 2006. In the fourth quarter of 2006, our Board of Directors increased the cash dividend paid on our common stock to $0.13 per share. During 2004 and the first three quarters of 2005, we paid a quarterly dividend of $0.06 per share of common stock. In the fourth quarter of 2005, our Board of Directors increased the cash dividend paid on our common stock to $0.10 per share. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by credit agreements or senior securities, and other factors deemed relevant and appropriate.
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
     We market our products to a diverse customer base, principally throughout the United States. Trade credit is extended based upon evaluations of each customer’s ability to perform its obligations, which are updated periodically. Accounts receivable reserves are based upon an aging of accounts and a review for collectibility of specific accounts. Accounts receivable are presented net of a reserve for doubtful accounts of $5.7 million at December 31, 2006 and $8.1 million at December 31, 2005, which represented 0.9% and 1.8%, respectively, of total gross accounts receivable. During 2006, we wrote off $1.7 million of uncollectible accounts, which reduced the reserve, and also reduced expense by $0.7 million from decreasing the reserve for doubtful accounts. During 2005, we recognized expense of $1.7 million to increase the reserve for doubtful accounts and wrote off $2.0 million of uncollectible accounts, which reduced the reserve.

Inventories
At December 31, 2006, we had net inventory of $798.7 million. Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO) and average cost methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. The prices for many of the raw materials we use have been extremely volatile during the past three years. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a rapid rise in raw material costs has a negative effect on our operating results. For example, in 2006, 2005, and 2004, the effect of the increase in raw material costs on our LIFO inventory valuation method resulted in cost of sales which was $197.0 million, $45.8 million, and $112.2 million higher, respectively, than would have been recognized if we utilized the FIFO methodology to value our inventory. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold.
     We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting reserve, if any, is recognized as an expense in the period that the need for the reserve is identified. At December 31, 2006, no such reserves were required. It is our general policy to write-down to scrap value any inventory that is identified as obsolete and any inventory that has aged or has not moved in more than twelve months. In some instances this criterion is up to twenty-four months due to the longer manufacturing and distribution process for such products.
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
     At December 31, 2006, we had $206 million of goodwill on our balance sheet. Changes in the goodwill balance from 2005 are due to foreign currency translation. Of the total, $112 million related to the Flat-Rolled Products segment, $68 million related to the High Performance Metals segment, and $26 million related to the Engineered Products segment. Goodwill is required to be reviewed annually, or more frequently if impairment indicators arise. The impairment test for goodwill is a two-step process. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this comparison reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of the fair value of the reporting unit over the fair value of all recognized and unrecognized assets and liabilities.
     We perform our annual evaluation of goodwill for possible impairment during the fourth quarter. Our evaluation of goodwill for possible impairment includes estimating the fair market value of each of the reporting units that have goodwill associated with their operations using discounted cash flow and multiples of cash earnings valuation techniques, plus valuation comparisons to recent public sale transactions of similar businesses, if any. These valuation methods require us to make estimates and assumptions regarding future operating results, cash flows including changes in working capital and capital expenditures, selling prices, profitability, and the cost of capital. Although we believe that the estimates and assumptions used were reasonable, actual results could differ from those estimates and assumptions. No goodwill impairment was determined to exist for the years ended December 31, 2006, 2005 or 2004.

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
     Environmental liabilities are recorded when our liability is probable and the costs are reasonably estimable. In many cases, we are not able to determine whether we are liable or, if liability is probable, to reasonably estimate the loss or range of loss. Estimates of our liability are further subject to additional uncertainties including the nature and extent of site contamination, available remediation alternatives, the extent of corrective actions that may be required, and the participation, number and financial condition of other PRPs. We intend to adjust our accruals to reflect new information as appropriate. Future adjustments could have a material adverse effect on our results of operations in a given period, but we cannot reliably predict the amounts of such future adjustments. At December 31, 2006, our reserves for environmental matters totaled approximately $25 million.
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
Retirement Benefits
We have defined benefit pension plans and defined contribution plans covering substantially all of our employees. In the fourth quarter 2006 and 2005, and in third quarter 2004, we made voluntary cash contributions of $100 million, $100 million and $50 million, respectively, to our U.S. qualified defined benefit pension plan to improve the plan’s funded position. We are not required to make a contribution to the U.S. qualified defined benefit pension plan for 2007, and, based upon current regulations and actuarial analyses, we do not expect to be required to make cash contributions to the U.S. qualified defined benefit pension plan for at least the next several years. However, we may elect, depending upon the investment performance of the pension plan assets and other factors, to make additional voluntary cash contributions to this pension plan in the future.
     We account for our defined benefit pension plans in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (“FAS 87”), as amended by FAS 158 regarding the balance sheet presentation of pension assets and liabilities. FAS 87 requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. A significant element in determining our pension (expense) income in accordance with FAS 87 is the expected investment return on plan assets. In establishing the expected return on plan investments, which is reviewed annually in the fourth quarter, we take into consideration input from our third party pension plan asset managers and actuaries regarding the types of securities the plan assets are invested in, how those investments have performed historically, and expectations for how those investments will perform in the future. Our expected return on pension plan investments is 8.75%. We apply this assumed rate to the market value of plan assets at the end of the previous year. This produces the expected return on plan assets that is included in annual pension (expense) income for the current year. The actual return on pension plan assets was 18.2% for 2006, 9.7% for 2005, 11.7% for 2004, and 13.1% for 2003. While the actual return on pension plan investments has exceeded the expected return on pension plan investments for each of the past four years, our expected return on pension plan investments for 2007 remains at 8.75%. The effect of increasing, or lowering, the expected return on pension plan investments by 0.25% results in additional annual income, or expense, of approximately $5.4 million. The cumulative difference between this expected return and the actual return on plan assets is deferred and amortized into pension income or expense over future periods. The amount of expected return on plan assets can vary significantly from year-to-year since the calculation is dependent on the market value of plan assets as of the end of the preceding year. U.S. generally accepted accounting principles allow companies to calculate the expected return on pension assets using either an average of fair market values of pension assets over a period not to exceed five years, which reduces the volatility in reported pension income or expense, or their fair market value at the end of the previous year. However, the Securities and Exchange Commission currently does not permit companies to change from the fair market value at the end of the previous year methodology, which is the methodology that we use, to an averaging of fair market values of plan assets methodology. As a result, our results of operations and those of other companies, including companies with which we compete, may not be comparable due to these different methodologies in calculating the expected return on pension investments.
     At the end of November of each year, we determine the discount rate to be used to value pension plan liabilities. In accordance with FAS 87, the discount rate reflects the current rate at which the pension liabilities could be effectively settled. In estimating this rate, we receive input from our actuaries regarding the rates of return on high quality, fixed-income investments with maturities matched to the expected future retirement benefit payments. Based on this assessment at the end of November 2006, we established a discount rate of 5.8% for valuing the pension liabilities as of the end of 2006, and for determining the pension expense for 2007. We had previously assumed a discount rate of 5.9% for 2005, which determined the 2006 expense, 6.1% for 2004, which determined the 2005 expense, and 6.5% for 2003, which determined the 2004 expense. The effect of lowering the discount rate to 5.8%, from 5.9% in the previous year, increased pension liabilities by approximately $22 million at 2006 year-end, and is expected to increase pension expense by approximately $3.5 million in 2007. The effect on pension liabilities for changes to the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, are deferred and amortized over future periods in accordance with FAS 87.
     We adopted FAS 158 as of fiscal year-end 2006. FAS 158 requires that the net funded position of the plans, as measured by the projected benefit obligation (“PBO”) in the case of pension plans, and by the accumulated postretirement benefit obligation (“APBO”) in the case of other postretirement benefit plans, be recognized as an asset or liability in the employer’s balance sheet. Prior period information is not restated. In addition, the new standard will require assets and benefits to be measured at the date of our statement of financial position, which is December 31, rather than our measurement date of November 30, as currently permitted. This change will be effective for our 2008 fiscal year.
     Prior to the adoption of FAS 158, the funded status of pension plans was measured by the accumulated benefit obligation (“ABO”). At the November 30, 2006, measurement date, our U.S. qualified defined benefit pension plan was overfunded on an ABO basis, and we reversed the previously-recorded minimum pension liability and accumulated other comprehensive income (loss) associated with this plan when it had been in an ABO underfunded position, recorded a prepaid pension cost asset of $569.9 million, and increased stockholders’ equity by $389.8 million, net of related deferred tax effects. However, on a PBO basis, which is the funded status measure required by FAS 158, our U.S. qualified defined benefit pension plan was underfunded by $5.6 million at the measurement date. For our U.S. qualified defined benefit pension plan, the adoption of FAS 158 eliminated the $569.9 million prepaid pension cost, established a $5.6 million noncurrent liability, and reduced stockholders’ equity by $345.3 million, net of related deferred tax effects. We also sponsor other non-qualified defined benefit pension plans in the U.S., a defined benefit pension plan in the U.K., and several postretirement benefit plans. Including these other pension and postretirement benefit plans, the aggregate effect of adopting FAS 158 reduced stockholders’ equity by $342.6 million, net of related deferred tax effects, as a component of accumulated other comprehensive income (loss). The net effect of these adjustments was an increase in stockholders’ equity of $47.2 million. These charges and adjustments did not affect our results of operations and do not have a cash impact. In addition, they do not affect compliance with debt covenants in our bank credit agreement.
     We also sponsor several postretirement plans covering certain hourly and salaried employees and retirees. These plans provide health care and life insurance benefits for eligible employees. Under most of the plans, our contributions towards premiums are capped based upon the cost as of a certain date, thereby creating a defined contribution. For the non-collectively bargained plans, we maintain the right to amend or terminate the plans in the future. We account for these benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“FAS 106”), as amended by FAS 158 regarding the balance sheet display of pension and other postretirement benefits obligations assets and liabilities, which requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as benefits are paid. We use actuarial assumptions, including the discount rate and the expected trend in health care costs, to estimate the costs and benefit obligations for the plans. The discount rate, which is determined annually at the end of November of each year, is developed based upon rates of return on high quality, fixed-income investments. At the end of 2006, we determined this rate to be 5.8%, a reduction from a 5.9% discount rate in 2005, 6.1% discount rate in 2004 and 6.50% in 2003. The effect of lowering the discount rate to 5.8% from 5.9% increased 2006 postretirement benefit liabilities by approximately $3 million, compared to the prior year, and 2007 expenses are expected to increase by approximately $0.5 million. Based upon predictions of continued significant medical cost inflation in future years, the annual assumed rate of increase in the per capita cost of covered benefits for health care plans is 10.0% for 2007 and is assumed to gradually decrease to 5.0% in the year 2016 and remain level thereafter.
     The Medicare Prescription Drug, Improvement and Modernization Act provides for a federal subsidy, with tax-free payments commencing in 2006, to sponsors of retiree health care benefits plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law. The federal subsidy included in the law resulted in a reduction of our other postretirement benefits obligation of approximately $70 million, which will be recognized in operating results over a number of years as an actuarial experience gain. As a result of this reduction of our other postretirement benefits obligation, our 2006 and 2005 postretirement benefit expense was reduced by approximately $10 million in each year.
     Certain of these postretirement benefits are funded using plan investments held in a Company-administered VEBA trust. The expected return on plan investments is a significant element in determining postretirement benefits expenses in accordance with FAS 106. In establishing the expected return on plan investments, which is reviewed annually in the fourth quarter, we take into consideration the types of securities the plan assets are invested in, how those investments have performed historically, and expectations for how those investments will perform in the future. For 2006, our expected return on investments held in the VEBA trust was 9%. This assumed long-term rate of return on investments is applied to the market value of plan assets at the end of the previous year. This produces the expected return on plan investments that is included in annual postretirement benefits expenses for the current year. While the actual return on investments held in the VEBA trust was 50.0% in 2006, 11.6% in both 2005 and 2004, and 9.3% for 2003, our expected return on investments in the VEBA trust remains 9% for 2007. The expected return on investments held in the VEBA trust is expected to exceed the return on pension plan investments due to a higher percentage of private equity investments held by the VEBA trust.

New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board issued FAS 158, an amendment to its standards for defined benefit pension and other postretirement benefit plans accounting. The new standard requires that the net funded position of the plans, as measured by the projected benefit obligation in the case of pension plans, and by the accumulated postretirement benefit obligation in the case of other postretirement benefit plans, be recognized as an asset or liability in the employer’s balance sheet. As required under the accounting rules which existed prior to adoption of the new standard, we recognized an increase to stockholders’ equity of $389.8 million at year-end 2006 primarily as a result of the improved funded position of our U.S. qualified defined benefit pension plan. Simultaneously, the adoption of FAS 158 resulted in a reduction to stockholders’ equity of $342.6 million, which is included as a component of accumulated other comprehensive income. The net effect of both of these adjustments was an increase in stockholders’ equity of $47.2 million. In addition, the new standard will require assets and benefits to be measured at the date of the employer’s statement of financial position, which is December 31 in our case, rather than our measurement date of November 30, as currently permitted. This change will be effective for ATI’s 2008 fiscal year.
     The FASB issued, in September 2006, a FASB Staff Position (“FSP”) titled “Accounting for Planned Major Maintenance Activities” (“FSP PMMA”). This FSP amends an AICPA Industry Audit guide and is applicable to all industries that accrue for planned major maintenance activities. The FSP PMMA prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities, which is the policy we used to record planned plant outage costs on an interim basis within a fiscal year, and also to record the costs of major equipment rebuilds which extend the life of capital equipment. The FSP PMMA is effective as of the beginning of our 2007 fiscal year, with retrospective application to all prior periods presented. Under the FSP PMMA, we will report results using the deferral method whereby major equipment rebuilds are capitalized as costs are incurred and amortized into expense over their estimated useful lives, and planned plant outage costs are fully recognized in the interim period of the outage. The adoption of the FSP PMMA on January 1, 2007, resulted in an increase to retained earnings of $12.2 million, net of related taxes. Retrospectively applied, our net income for 2006, 2005 and 2004 increased $2.1 million, $2.5 million and $1.6 million, respectively, or approximately $0.02 per share for each year. Beginning with the 2007 first quarter, ATI’s financial statements will reflect this FSP for all periods, as if it had been applied to the earliest period presented.
     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes recognition and measurement standards for a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two step process. The first step is the determination of whether a tax position should be recognized in the financial statements. Under FIN 48, a tax position taken or expected to be taken in a tax return is to be recognized only if we determine that it is more-likely-than-not that the tax position will be sustained upon examination by the tax authorities based upon the technical merits of the position. In step two for those tax positions which should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 was effective for the beginning of ATI’s 2007 fiscal year, with adoption treated as a cumulative-effect type reduction to retained earnings in the range of $10 million as of the beginning of 2007.
     In the fourth quarter 2005, we adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated, even if conditional on a future event. For existing asset retirement obligations which are determined to be recognizable under FIN 47, the effect of applying FIN 47 is recognized as a cumulative effect of a change in accounting principle. Our adoption of FIN 47 resulted in recognizing a charge of $2.0 million, net of income taxes, or $0.02 per share, in the fourth quarter 2005 principally for estimable asset retirement obligations related to remediation costs which would be incurred if we were to cease certain manufacturing activities which utilize what may be categorized as potentially hazardous materials.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. We attempt to maintain a reasonable balance between fixed- and floating-rate debt to keep financing costs as low as possible. At December 31, 2006, we had approximately $78 million of floating rate debt outstanding with a weighted average interest rate of approximately 6.1%. Approximately $54 million of this floating rate debt is capped at a 6% maximum interest rate, and at December 31, 2006, was bearing interest at the capped 6% rate. Since the interest rate on floating rate debt changes with the short-term market rate of interest, we are exposed to the risk that these interest rates may increase, raising our interest expense in situations where the interest rate is not capped. For example, a hypothetical 1% in rate of interest on the $24 million of our outstanding floating rate debt not subjected to a cap would result in increased annual financing costs of $0.2 million.
Volatility of Energy Prices. Energy resources markets are subject to conditions that create uncertainty in the prices and availability of energy resources. The prices for and availability of electricity, natural gas, oil and other energy resources are subject to volatile market conditions. These market conditions often are affected by political and economic factors beyond our control. Increases in energy costs, or changes in costs relative to energy costs paid by competitors, have and may continue to adversely affect our profitability. To the extent that these uncertainties cause suppliers and customers to be more cost sensitive, increased energy prices may have an adverse effect on our results of operations and financial condition. We use approximately 10 to 12 million MMBtu’s of natural gas annually, depending upon business conditions, in the manufacture of our products. These purchases of natural gas expose us to risk of higher gas prices. For example, a hypothetical $1.00 per MMBtu increase in the price of natural gas would result in increased annual energy costs of approximately $10 to $12 million. We use several approaches to minimize any material adverse effect on our financial condition or results of operations from volatile energy prices. These approaches include incorporating an energy surcharge on many of our products and using financial derivatives to reduce exposure to energy price volatility.
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

Item 8. Financial Statements and Supplementary Data
Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Income

(In millions except per share amounts)
For the Years Ended December 31,	2006	2005	2004

Sales	$4,936.6	$3,539.9	$2,733.0

Costs and expenses:
Cost of sales	3,743.8	2,889.7	2,488.1
Selling and administrative expenses	295.3	275.8	233.3
Restructuring costs and curtailment (gain), net	—	23.9	(40.4)

Income before interest, other income (expense), income taxes and cumulative effect of change in accounting principle	897.5	350.5	52.0
Interest expense, net	(23.3)	(38.6)	(35.5)
Other income (expense), net	(5.0)	(4.8)	3.3

Income before income taxes and cumulative effect of change in accounting principle	869.2	307.1	19.8
Income tax provision (benefit)	297.3	(54.7)	—

Income before cumulative effect of change in accounting principle	571.9	361.8	19.8
Cumulative effect of change in accounting principle, net of tax	—	(2.0)	—

Net income	$571.9	$359.8	$19.8

Basic income per common share before cumulative effect of change in accounting principle	$5.74	$3.76	$0.23
Cumulative effect of change in accounting principle	—	(0.02)	—

Basic net income per common share	$5.74	$3.74	$0.23

Diluted income per common share before cumulative effect of change in accounting principle	$5.59	$3.59	$0.22
Cumulative effect of change in accounting principle	—	(0.02)	—

Diluted net income per common share	$5.59	$3.57	$0.22

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
(In millions except share and per share amounts)	2006	2005

Assets
Cash and cash equivalents	$502.3	$362.7
Accounts receivable, net	610.9	442.1
Inventories, net	798.7	607.1
Deferred income taxes	26.6	22.8
Prepaid expenses and other current assets	49.4	49.3

Total Current Assets	1,987.9	1,484.0
Property, plant and equipment, net	867.6	704.9
Cost in excess of net assets acquired	206.5	199.7
Deferred income taxes	124.8	155.3
Deferred pension asset	—	100.6
Other assets	95.4	87.1

Total Assets	$3,282.2	$2,731.6

Liabilities and Stockholders’ Equity
Accounts payable	$355.1	$312.9
Accrued liabilities	266.7	234.6
Short-term debt and current portion of long-term debt	23.7	13.4

Total Current Liabilities	645.5	560.9
Long-term debt	529.9	547.0
Accrued postretirement benefits	428.6	461.5
Pension liabilities	35.8	242.9
Other long-term liabilities	149.8	119.4

Total Liabilities	1,789.6	1,931.7

Stockholders’ Equity:
Preferred stock, par value $0.10: authorized - 50,000,000 shares; issued – none	—	—
Common stock, par value $0.10: authorized - 500,000,000 shares; issued 101,201,411 at 2006 and 98,951,490 at 2005; outstanding – 101,201,328 shares at 2006 and 98,200,561 shares at 2005	10.1	9.9
Additional paid-in capital	637.0	535.6
Retained earnings	1,156.3	642.6
Treasury stock: 83 shares at 2006 and 750,929 shares at 2005	—	(18.8)
Accumulated other comprehensive loss, net of tax	(310.8)	(369.4)

Total Stockholders’ Equity	1,492.6	799.9

Total Liabilities and Stockholders’ Equity	$3,282.2	$2,731.6

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

(In millions)
For the Years Ended December 31,	2006	2005	2004

Operating Activities:
Net income	$571.9	$359.8	$19.8
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	2.0	—
Depreciation and amortization	84.2	77.3	76.1
Non-cash restructuring costs and curtailment (gain), net	—	22.4	(45.6)
Deferred income taxes	8.2	(92.0)	(0.4)
Change in operating assets and liabilities:
Inventories	(191.6)	(87.9)	(96.8)
Accounts receivable	(168.8)	(78.7)	(78.4)
Pension assets and liabilities (a)	(43.3)	(42.3)	18.2
Accounts payable	42.2	39.0	83.7
Accrued liabilities	30.7	38.7	11.0
Postretirement benefits	(6.3)	(11.1)	18.9
Accrued income taxes, net of tax benefit on share-based compensation	4.2	18.5	7.2
Other	(22.9)	(23.1)	10.4

Cash provided by operating activities	308.5	222.6	24.1

Investing Activities:
Purchases of property, plant and equipment	(235.2)	(90.1)	(49.9)
Purchase of businesses and investments in ventures, net of cash acquired	—	(18.3)	(7.5)
Disposals of property, plant and equipment	2.0	0.6	6.6
Proceeds from sales of businesses and investments and other	0.5	(1.4)	(3.8)

Cash used in investing activities	(232.7)	(109.2)	(54.6)

Financing Activities:
Payments of long-term debt and capital leases	(7.8)	(38.5)	(27.1)
Borrowings of long-term debt	—	11.0	11.7
Net borrowings (repayments) under credit facilities	0.7	1.8	(0.5)

Net repayments	(7.1)	(25.7)	(15.9)
Dividends paid	(43.1)	(27.1)	(21.2)
Exercises of stock options	33.1	26.1	7.6
Tax benefit on share-based compensation	80.9	25.2	—
Issuance of common stock	—	—	229.7
Proceeds from interest rate swap settlement	—	—	1.5

Cash provided by (used in) financing activities	63.8	(1.5)	201.7

Increase in cash and cash equivalents	139.6	111.9	171.2
Cash and cash equivalents at beginning of year	362.7	250.8	79.6

Cash and cash equivalents at end of year	$502.3	$362.7	$250.8

(a)	Includes annual voluntary cash pension contributions of $(100.0) million in 2006 and 2005, and $(50.0) million in 2004.
Amounts presented on the Consolidated Statements of Cash Flows may not agree to the corresponding changes in balance sheet items due to the accounting for purchases and sales of businesses and the effects of foreign currency translation.
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Stockholders’ Equity

					Accumulated
		Additional			Other	Stock-
	Common	Paid-In	Retained	Treasury	Comprehensive	holders’
(In millions except per share amounts)	Stock	Capital	Earnings	Stock	Income (Loss)	Equity

Balance, December 31, 2003	$9.9	$481.2	$483.8	$(458.4)	$(341.8)	$174.7

Net income	—	—	19.8	—	—	19.8
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment	—	—	—	—	2.1	2.1
Foreign currency translation gains	—	—	—	—	20.8	20.8
Unrealized losses on derivatives	—	—	—	—	(12.4)	(12.4)

Comprehensive income	—	—	19.8	—	10.5	30.3
Cash dividends on common stock ($0.24 per share)	—	—	(21.2)	—	—	(21.2)
Issuance of common stock	—	—	(116.0)	345.7	—	229.7
Employee stock plans	—	—	(20.9)	33.3	—	12.4

Balance, December 31, 2004	9.9	481.2	345.5	(79.4)	(331.3)	425.9

Net income	—	—	359.8	—	—	359.8
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment	—	—	—	—	(36.0)	(36.0)
Foreign currency translation losses	—	—	—	—	(22.7)	(22.7)
Unrealized gains on derivatives	—	—	—	—	20.5	20.5
Change in unrealized gains on securities	—	—	—	—	0.1	0.1

Comprehensive income	—	—	359.8	—	(38.1)	321.7
Cash dividends on common stock ($0.28 per share)	—	—	(27.1)	—	—	(27.1)
Employee stock plans	—	54.4	(35.6)	60.6	—	79.4

Balance, December 31, 2005	9.9	535.6	642.6	(18.8)	(369.4)	799.9

Net income	—	—	571.9	—	—	571.9
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment	—	—	—	—	389.8	389.8
Foreign currency translation gains	—	—	—	—	24.3	24.3
Unrealized losses on derivatives	—	—	—	—	(13.6)	(13.6)
Change in unrealized gains on securities	—	—	—	—	0.7	0.7

Comprehensive income	—	—	571.9	—	401.2	973.1
Adjustment to initially apply FASB Statement No. 158, net of tax	—	—	—	—	(342.6)	(342.6)
Cash dividends on common stock ($0.43 per share)	—	—	(43.1)	—	—	(43.1)
Employee stock plans	0.2	101.4	(15.1)	18.8	—	105.3

Balance, December 31, 2006	$10.1	$637.0	$1,156.3	$—	$(310.8)	$1,492.6

The accompanying notes are an integral part of these statements.

Report of Independent Registered Public Accounting Firm
Board of Directors
Allegheny Technologies Incorporated
We have audited the accompanying consolidated balance sheets of Allegheny Technologies Incorporated and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allegheny Technologies Incorporated and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
     As described in Note 9 to the financial statements, in 2006 the Company changed its method of accounting for pensions and other postretirement benefits. As described in Note 1 to the financial statements, in 2005 the Company changed its methods of accounting for stock-based compensation and conditional asset retirement obligations.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Allegheny Technologies Incorporated’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
February 21, 2007

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies —
Principles of Consolidation
The consolidated financial statements include the accounts of Allegheny Technologies Incorporated and its subsidiaries, including the Chinese joint venture known as Shanghai STAL Precision Stainless Steel Company Limited (“STAL”), in which the Company has a 60% interest. The remaining 40% interest in STAL is owned by Baosteel Group, a state authorized investment company whose equity securities are publicly traded in the People’s Republic of China. The financial results of STAL are consolidated into the Company’s operating results with the 40% interest of the Company’s minority partner recognized on the statement of income as other income or expense, and on the balance sheet in other long-term liabilities. Investments in which the Company exercises significant influence, but which it does not control (generally a 20% to 50% ownership interest), are accounted for under the equity method of accounting. Significant intercompany accounts and transactions have been eliminated. Unless the context requires otherwise, “Allegheny Technologies,” “ATI” and the “Company” refer to Allegheny Technologies Incorporated and its subsidiaries.
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
Accounts Receivable
Accounts receivable are presented net of a reserve for doubtful accounts of $5.7 million at December 31, 2006, and $8.1 million at December 31, 2005. The Company markets its products to a diverse customer base, principally throughout the United States. Trade credit is extended based upon evaluations of each customer’s ability to perform its obligations, which are updated periodically. Accounts receivable reserves are determined based upon an aging of accounts and a review for collectibility of specific accounts. No single customer accounted for more than 10% of sales in 2006.
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
Long-Lived Assets
Property, plant and equipment are recorded at cost, including capitalized interest, and includes long-lived assets acquired under capital leases. The principal method of depreciation adopted for all property placed into service after July 1, 1996 is the straight-line method. For buildings and equipment acquired prior to July 1, 1996, depreciation is computed using a combination of accelerated and straight-line methods. Significant enhancements that extend the lives of property and equipment are capitalized. Costs related to repairs and maintenance are charged to expense in the year incurred. The cost and related accumulated depreciation of property and equipment retired or disposed of are removed from the accounts and any related gains or losses are included in income.
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
Cost in Excess of Net Assets Acquired
At December 31, 2006, the Company had $206.5 million of goodwill on its balance sheet. Of the total, $68.4 million related to the High Performance Metals segment, $112.1 million related to the Flat-Rolled Products segment, and $26.0 million related to the Engineered Products segment. Goodwill increased $6.8 million during 2006 as a result of the impact of foreign currency translation on goodwill denominated in functional currencies other than the U.S. dollar. The Company accounts for goodwill under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and indefinite-lived intangible assets are reviewed annually for impairment, or more frequently if impairment indicators arise. The impairment test for goodwill requires a comparison of the fair value of each reporting unit that has goodwill associated with its operations with its carrying amount, including goodwill. If this comparison reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of the fair value of the reporting unit over the fair value of all recognized and unrecognized assets and liabilities.
     The evaluation of goodwill for possible impairment includes estimating the fair market value of each of the reporting units which have goodwill associated with their operations using discounted cash flow and multiples of cash earnings valuation techniques, plus valuation comparisons to recent public sale transactions of similar businesses, if any. These valuation methods require the Company to make estimates and assumptions regarding future operating results, cash flows, changes in working capital and capital expenditures, selling prices, profitability, and the cost of capital. Although the Company believes that the estimates and assumptions used were reasonable, actual results could differ from those estimates and assumptions. The Company performs the required annual goodwill impairment evaluation in the fourth quarter of each year. No impairment of goodwill was determined to exist for the years ended December 31, 2006, 2005 or 2004.
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
Derivative Financial Instruments and Hedging
As part of its risk management strategy, the Company, from time-to-time, purchases futures and swap contracts to primarily manage exposure to changes in nickel prices, a component of raw material cost for some of its high performance metals and flat-rolled products, and natural gas, a significant energy cost for all of the Company’s businesses. The contracts obligate the Company to make or receive a payment equal to the net change in value of the contract at its maturity. These contracts are designated as hedges of the variability in cash flows of a portion of the Company’s forecasted purchases of nickel and natural gas payments. The majority of these contracts mature within one year. The Company accounts for all of these contracts as hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Changes in the fair value of these contracts are recognized as a component of other comprehensive income (loss) in stockholders’ equity until the hedged item is recognized in the statement of income within cost of sales. If a portion of the contract is ineffective as a hedge of the underlying exposure, the change in fair value related to the ineffective portion is immediately recognized as income or expense in the statement of income within cost of sales.
     Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk. The Company accounts for all of these contracts as hedges under SFAS 133. Changes in the fair value of these contracts are recognized as a component of other comprehensive income (loss) in stockholders’ equity until the hedged item is recognized in the statement of income. If a portion of the contract is ineffective as a hedge of the underlying exposure, the change in fair value related to the ineffective portion is immediately recognized as income or expense in the statement of income.
     Derivative interest rate contracts are used from time-to-time to manage the Company’s exposure to interest rate risks. For example, in 2003 and 2002, the Company entered into interest rate swap contracts for the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the contracts without an exchange of the underlying principal amount. These contracts are designated as fair value hedges. As a result, changes in the fair value of these swap contracts and the underlying fixed rate debt are recognized in the statement of income.
     In general, hedge effectiveness is determined by examining the relationship between offsetting changes in fair value or cash flows attributable to the item being hedged and the financial instrument being used for the hedge. Effectiveness is measured utilizing regression analysis and other techniques, to determine whether the change in the fair market value or cash flows of the derivative exceeds the change in fair value or cash flow of the hedged item. Calculated ineffectiveness, if any, is immediately recognized on the statement of income. For the years ended December 31, 2006, 2005, and 2004, calculated ineffectiveness was not material to the results of income.
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

Research and Development
Company funded research and development costs were $9.6 million in 2006, $8.4 million in 2005 and $8.2 million in 2004 and were expensed as incurred. Customer funded research and development costs were $0.5 million in 2006, and $1.7 million each in 2005 and in 2004. Customer funded research and development costs are recognized in the consolidated statement of operations in accordance with revenue recognition policies.
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
Net Income (Loss) Per Common Share
Basic and diluted net income (loss) per share are calculated by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding during the year. The calculation of diluted net loss per share, if any, excludes the potentially dilutive effect of outstanding stock options since the inclusion in the calculation of additional shares in the net loss per share would result in a lower per share loss and therefore be anti-dilutive.
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

     Compensation expense for 2006 and 2005 related to share-based incentive plans was $11.0 million and $9.4 million, respectively, compared to $20.6 million in 2004. Share-based compensation expense for 2006 and 2005 includes $0.3 million and $2.6 million, respectively, related to expensing of stock options. The following table illustrates the pro forma effect on operating results and per share information for 2004, had the Company accounted for share-based compensation in accordance with SFAS 123R during this period.

(In millions, except per share amounts)	2004

Net income as reported	$19.8
Add: Stock-based compensation expense included in net income, net of tax	20.6
Deduct: Impact of SFAS 123R, net of tax	(11.0)

Pro forma net income	$29.4

Net income per common share:
Basic – as reported	$0.23
Basic – pro forma	$0.34

Diluted – as reported	$0.22
Diluted – pro forma	$0.33

New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board issued an amendment to its standards for defined benefit pension and other postretirement benefit plans accounting. The new standard, Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”), requires that the net funded position of the plans, as measured by the projected benefit obligation in the case of pension plans, and by the accumulated postretirement benefit obligation in the case of other postretirement benefit plans, be recognized as an asset or liability in the employer’s balance sheet. This change was effective for year-end 2006, and is more fully discussed in Note 9. Pension Plans and Other Postretirement Benefits. As required under the accounting rules which existed prior to adoption of the new standard, the Company recognized an increase to stockholders’ equity of $389.8 million at year-end 2006 primarily as a result of the improved funded position of the U.S. defined benefit pension plan. The adoption of FAS 158 resulted in a reduction to stockholders’ equity of $342.6 million, which is included as a component of accumulated other comprehensive income. The net effect of both of these adjustments was an increase in stockholders’ equity of $47.2 million. In addition, the new standard will require assets and benefits to be measured at the date of the employer’s statement of financial position, which in our case is December 31 of each year, rather than our measurement date of November 30, as currently permitted. This change will be effective for ATI’s 2008 fiscal year.
     The FASB issued, in September 2006, a FASB Staff Position (“FSP”) titled “Accounting for Planned Major Maintenance Activities” (“FSP PMMA”). This FSP amends an AICPA Industry Audit guide and is applicable to all industries that accrue for planned major maintenance activities. The FSP PMMA prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities, which is the policy presently used by the Company to record planned plant outage costs on an interim basis within a fiscal year, and also to record the costs of major equipment rebuilds which extend the life of capital equipment. The FSP PMMA is effective as of the beginning of ATI’s 2007 fiscal year, with retrospective application to all prior periods presented. Under the FSP PMMA, ATI will report results using the deferral method whereby major equipment rebuilds are capitalized as costs are incurred and amortized into expense over their estimated useful lives, and planned plant outage costs are fully recognized in the interim period of the outage. The adoption of the FSP PMMA on January 1, 2007 resulted in an increase to retained earnings of $12.2 million, net of related taxes. Retrospectively applied, the Company’s net income increased $2.1 million, $2.5 million and $1.6 million in 2006, 2005 and 2004, respectively, or approximately $0.02 per share for each year. Beginning with the 2007 first quarter, ATI’s financial statements will reflect this FSP for all periods, as if it had been applied to the earliest period presented.
     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes recognition and measurement standards for a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two step process. The first step is the determination of whether a tax position should be recognized. Under FIN 48, a tax position taken or expected to be taken in a tax return is to be recognized only if the Company determines that it is more-likely-than-not that the tax position will be sustained upon examination by the tax authorities based upon the technical merits of the position. In step two for those tax positions which should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 was effective for the beginning of ATI’s 2007 fiscal year, with adoption treated as a cumulative-effect type reduction to retained earnings in the range of $10 million as of the beginning of 2007.
     In March 2005, the Financial Accounting Standards Board issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), an interpretation of SFAS 143. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated, even if conditional on a future event. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005, and ATI adopted the standard in the 2005 fourth quarter, as required. The adoption of FIN 47 resulted in recognizing a charge of $2.0 million, net of income taxes of $1.3 million, and is reported as a cumulative effect of a change in accounting principle. The pro forma effects of the application of FIN 47 as if the Statement had been adopted on January 1, 2003 were not material. See Note 5. Supplemental Financial Statement Information, and Note 14. Commitments and Contingencies, for additional information on asset retirement obligations.
Note 2. Acquisitions —
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
     On June 1, 2004, a subsidiary of the Company acquired substantially all of the assets of J&L Specialty Steel LLC, a producer of flat-rolled stainless steel products with operations in Midland, Pennsylvania and Louisville, Ohio. Consideration for the acquisition of $69.0 million consisted of a payment of $7.5 million at closing, the issuance to the seller of a non-interest bearing $7.5 million promissory note that matured and was paid on June 1, 2005, the issuance to the seller of a promissory note in the principal amount of $54.0 million, which is secured by the J&L property, plant and equipment acquired, and which is subject to adjustment on the terms set forth in the asset purchase agreement and has a final maturity of July 1, 2011, and the assumption of certain current liabilities. The purchase price will be finalized upon agreement between buyer and seller regarding certain working capital adjustments. The acquired operations have been integrated into the Allegheny Ludlum operations, which are part of the Company’s Flat-Rolled Products business segment.
Note 3. Inventories —
Inventory at December 31, 2006 and 2005 was as follows:

(In millions)	2006	2005

Raw materials and supplies	$190.7	$111.1
Work-in-process	931.7	645.4
Finished goods	148.0	128.5

Total inventories at current cost	1,270.4	885.0
Less allowances to reduce current cost values to LIFO basis	(466.7)	(269.7)
Progress payments	(5.0)	(8.2)

Total inventories	$798.7	$607.1

     Inventories, before progress payments, determined on the last-in, first-out (“LIFO”) method were $536.7 million at December 31, 2006, and $437.7 million at December 31, 2005. The remainder of the inventory was determined using the first-in, first-out (“FIFO”) and average cost methods. These inventory values do not differ materially from current cost. The effect of using the LIFO methodology to value inventory, rather than FIFO, increased cost of sales in 2006, 2005, and 2004 by $197.0 million, $45.8 million, and $112.2 million, respectively.

     During 2006, 2005, and 2004, inventory usage resulted in liquidations of LIFO inventory quantities. These inventories were carried at the lower costs prevailing in prior years as compared with the cost of current purchases. The effect of these LIFO liquidations was to decrease cost of sales by $2.5 million in 2006, $2.8 million in 2005 and $0.6 million in 2004.
Note 4. Debt —
Debt at December 31, 2006 and 2005 was as follows:

(In millions)	2006	2005

Allegheny Technologies $300 million 8.375% Notes due 2011, net (a)	$306.5	$307.5
Allegheny Ludlum 6.95% debentures due 2025	150.0	150.0
Domestic Bank Group $325 million secured credit agreement	—	—
Promissory notes for J&L asset acquisition	54.0	54.0
Foreign credit agreements	24.2	23.7
Industrial revenue bonds, due through 2020	10.9	11.8
Capitalized leases and other	8.0	13.4

Total short-term and long-term debt	553.6	560.4
Short-term debt and current portion of long-term debt	(23.7)	(13.4)

Total long-term debt	$529.9	$547.0

(a)	Includes fair value adjustments for interest rate swap contracts of $10.5 million and $12.2 million for deferred gains on settled interest rate swap contracts at December 31, 2006 and 2005, respectively.
     Interest expense was $38.3 million in 2006, $47.0 million in 2005, and $38.4 million in 2004. Interest expense was reduced by $4.5 million, $0.2 million, and $0.9 million in 2006, 2005, and 2004, respectively, from interest capitalization on capital projects. Interest and commitment fees paid were $47.6 million in 2006, $44.8 million in 2005, and $38.0 million in 2004. Interest payments in 2006 included $4.9 million related to litigation settlements. Net interest expense includes interest income of $15.0 million in 2006, $8.4 million in 2005, and $2.9 million in 2004.
     Scheduled maturities of borrowings during the next five years are $23.7 million in 2007, $15.3 million in 2008, $11.7 million in 2009, $28.3 million in 2010 and $311.8 million in 2011.
     In December 2001, the Company issued $300 million of 8.375% Notes due December 15, 2011, which are registered under the Securities Act of 1933. Interest on the Notes is payable semi-annually, on June 15 and December 15, and is subject to adjustment under certain circumstances. These Notes contain default provisions with respect to default for the following, among other things: nonpayment of interest on the Notes for 30 days, default in payment of principal when due, or failure to cure the breach of a covenant as provided in the Notes. Any violation of the default provision could result in the requirement to immediately repay the borrowings. These Notes are presented on the balance sheet net of unamortized issuance costs of $4.0 million, which are being amortized over the term of the Notes.
     The Company has deferred gains on settled interest rate swap contracts that are recognized as reductions to interest expense over the remaining life of the Notes, which is approximately five years. At December 31, 2006, the deferred settlement gain was $10.5 million, and recognition of a portion of the deferred settlement gain decreased interest expense by $1.7 million, $1.5 million, and $4.4 million for the years ended December 31, 2006, 2005, and 2004, respectively, compared to the fixed interest expense of the Notes.
     The Company maintains a $325 million senior secured domestic revolving credit facility (“the secured credit facility” or “the facility”), which is secured by all accounts receivable and inventory of the Company’s U.S. operations and includes capacity for up to $175 million of letters of credit. Under the facility, if undrawn availability, as defined in the facility, were to decline below $75 million, corporate actions that could be undertaken without the prior consent of the lending group, including capital expenditures, acquisitions, sales of assets, dividends, investments in, or loans to, corporations, partnerships, joint ventures and subsidiaries, issuance of unsecured indebtedness, leases, and prepayment of indebtedness, would be limited. The facility contains a financial covenant, which is not measured unless undrawn availability is less than $75 million. This financial covenant, when measured, requires the Company to prospectively maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (as defined in the credit facility) to fixed charges of at least 1.0 to 1.0 from the date the covenant is measured. The Company’s ability to borrow under the secured credit facility in the future could be adversely affected if the Company fails to maintain the applicable covenants under the agreement governing the facility.
     Fees associated with the secured credit facility are determined based on the Company’s availability coverage ratio, which is a ratio of collateral versus outstanding borrowings and letters of credit. Borrowings under the secured credit facility bear interest at the Company’s option at either: (1) the one-, two-, three- or six-month LIBOR rate plus a margin ranging from 1.00% to 1.75% depending upon the availability coverage ratio; or (2) a base rate announced from time-to-time by the lending group (i.e., the Prime lending rate) plus a margin ranging from 0% to 1.00% depending upon the availability coverage ratio. In addition, the secured credit facility contains a facility fee of 0.20% to 0.35% depending on the availability coverage ratio. The facility also contains fees for issuing letters of credit of 0.125% per annum and annualized fees ranging from 1.00% to 1.75% depending on the availability coverage ratio. The Company’s overall borrowing costs under the secured credit facility are not affected by changes in the Company’s credit ratings.
     At December 31, 2006, the Company had the ability to access the entire $325 million undrawn availability under the facility, and there have been no borrowings made under either the secured credit facility or the former unsecured credit facility since the beginning of 2002. The Company’s outstanding letters of credit issued under the secured credit facility were approximately $120 million at December 31, 2006.
     The Company’s subsidiaries also maintain credit agreements with various foreign banks, which provide for borrowings of up to approximately $71 million, including capacity for $17 million of short-term financing of trade accounts payable at the Company’s 60% owned STAL joint venture in China. At December 31, 2006, the Company had approximately $47 million of available borrowing capacity under these foreign credit agreements. These agreements provide for annual facility fees of up to 0.20%. The weighted average interest rate of foreign credit agreements in 2006 was 6.2%.
     The Company has no off-balance sheet financing relationships with variable interest entities, structured finance entities, or any other unconsolidated entities. At December 31, 2006, the Company has not guaranteed any third-party indebtedness.
Note 5. Supplemental Financial Statement Information —
Cash and cash equivalents at December 31, 2006 and 2005 were as follows:

(In millions)	2006	2005

Cash	$163.5	$73.3
Other short-term investments, at cost which approximates market	338.8	289.4

Total cash and cash equivalents	$502.3	$362.7

     The estimated fair value of financial instruments at December 31, 2006 and 2005 was as follows:

(In millions)	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$502.3	$502.3	$362.7	$362.7
Debt:
Allegheny Technologies $300 million 8.375% Notes due 2011, net (a)	306.5	332.5	307.5	338.5
Allegheny Ludlum 6.95% debentures due 2025	150.0	151.7	150.0	148.3
Promissory notes for J&L asset acquisition	54.0	54.0	54.0	54.0
Foreign credit agreements	24.2	24.2	23.7	23.7
Industrial revenue bonds, due through 2020	10.9	10.9	11.8	11.8
Capitalized leases and other	8.0	8.0	13.4	13.4

(a)	Includes fair value adjustments for settled interest rate swap contracts of $10.5 million at December 31, 2006, and $12.2 million at December 31, 2005.

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
     Accounts receivable are presented net of a reserve for doubtful accounts of $5.7 million at December 31, 2006, and $8.1 million at December 31, 2005. During 2006, the Company wrote off $1.7 million of uncollectible accounts, which decreased the reserve, and also reduced expense by $0.7 million due to decreasing the reserve for doubtful accounts. During 2005, the Company recognized expense of $1.7 million to increase the reserve for doubtful accounts and wrote off $2.0 million of uncollectible accounts, which reduced the reserve. During 2004, the Company made no increases for doubtful accounts and wrote off $1.8 million of uncollectible accounts, which reduced the reserve.
     Accrued liabilities included salaries and wages of $83.1 million and $48.5 million at December 31, 2006 and 2005, respectively.
     Property, plant and equipment at December 31, 2006 and 2005 were as follows:

(In millions)	2006	2005

Land	$23.9	$23.5
Buildings	242.1	230.8
Equipment and leasehold improvements	1,671.1	1,580.1

	1,937.1	1,834.4
Accumulated depreciation and amortization	(1,069.5)	(1,129.5)

Total property, plant and equipment	$867.6	$704.9

     Depreciation and amortization for the years ended December 31, 2006, 2005, and 2004 was as follows:

(In millions)	2006	2005	2004

Depreciation of property, plant and equipment	$72.8	$70.0	$70.2
Software and other amortization	11.4	7.3	5.9

Total depreciation and amortization	$84.2	$77.3	$76.1

     Other income (expense) for the years ended December 31, 2006, 2005, and 2004 was as follows:

(In millions)	2006	2005	2004

Minority interest	$(8.1)	$(5.5)	$(4.8)
Rent, royalty income and other income	1.1	1.1	2.5
Net gains (losses) on property and investments	2.0	(0.4)	5.6

Total other income (expense)	$(5.0)	$(4.8)	$3.3

     Changes in asset retirement obligations for the years ended December 31, 2006 and 2005 were as follows:

(In millions)	2006	2005

Balance at beginning of year	$5.2	$1.7
Accretion expense	0.4	0.2
Payments	(0.6)	—
Liabilities incurred	1.0	—
FIN 47 adoption	—	3.3

Balance at end of year	$6.0	$5.2

Note 6. Accumulated Other Comprehensive Income (Loss) —
The components of accumulated other comprehensive income (loss), net of tax, at December 31, 2006, 2005, and 2004 were as follows:

					Total
	Foreign	Net Unrealized	Pension Plans		Accumulated
	Currency	Gains (Losses)	and Other	Net Unrealized	Other
	Translation	On Derivative	Postretirement	Gains (Losses)	Comprehensive
(In millions)	Adjustments	Instruments	Benefits	On Investments	Income (Loss)

Balance, December 31, 2003	$7.8	$9.8	$(359.4)	$—	$(341.8)
Amounts arising during the year	20.8	(12.4)	2.1	—	10.5

Balance, December 31, 2004	28.6	(2.6)	(357.3)	—	(331.3)
Amounts arising during the year	(22.7)	20.5	(36.0)	0.1	(38.1)

Balance, December 31, 2005	5.9	17.9	(393.3)	0.1	(369.4)
Amounts arising during the year	24.3	(13.6)	389.8	0.7	401.2
Adoption of SFAS No. 158	—	—	(342.6)	—	(342.6)

Balance, December 31, 2006	$30.2	$4.3	$(346.1)	$0.8	$(310.8)

     Other comprehensive income (loss) amounts are net of income tax expense (benefit). Amounts in 2005 exclude effects of the deferred tax valuation allowance. Amounts arising during 2004 include an income tax valuation allowance equal to the income tax expense (benefit) that would have been recognized. Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.
Note 7. Stockholders’ Equity —
Preferred Stock
Authorized preferred stock may be issued in one or more series, with designations, powers and preferences as shall be designated by the Board of Directors. At December 31, 2006, there were no shares of preferred stock issued.
Common Stock
On July 28, 2004, the Company completed a public offering of 13.8 million shares of common stock at $17.50 per share, and received $229.7 million in net proceeds after underwriting costs and expenses. The 13.8 million shares were re-issued from treasury stock. Per share amounts for 2004 reflect the effect of the public offering on a weighted average basis for the periods presented.
Share-based Compensation
As described in Note 1, effective January 1, 2005, the Company accounts for its share-based compensation awards in accordance with SFAS 123R. The Company previously accounted for share-based compensation in accordance with APB 25. Certain share awards previously classified as assets and liabilities were reclassified to Stockholders’ Equity based on the SFAS 123R requirements resulting in a net increase to Stockholders’ Equity of $16.0 million at January 1, 2005. The Company sponsors three principal share-based incentive compensation programs. During 2000, the Company adopted the Allegheny Technologies Incorporated 2000 Incentive Plan (the “Incentive Plan”). Awards earned under share-based incentive compensation programs are generally paid with shares held in treasury, if sufficient treasury shares are held, and any additional required share payments are made with newly issued shares.
     At December 31, 2006, approximately 2.4 million shares of common stock were available for future awards under the Incentive Plan. The general terms of each arrangement granted under the Incentive Plan, and predecessor plans, the method of estimating fair value for each arrangement, and award activity is reported below. A 2007 Incentive Plan, which has been approved by the Company’s Board of Directors, is being submitted to the stockholders of the Company for approval at the Company’s 2007 Annual Meeting of Stockholders. Upon adoption of the Plan with the approval of the stockholders, no new awards would be granted under the 2000 Incentive Plan.
     Stock option awards: The Company has not granted any stock options, other than grants to non-employee directors, since 2003. In December 2006, the Company’s Board of Directors determined that no new director options would be granted. Options granted to employees vested in one-third increments over three years, based on term of service. Options have been granted at not less than market prices on the dates of grant. Options granted under the Incentive Plan have a maximum term of 10 years. Compensation expense under SFAS 123R is recognized on a straight-line basis over the vesting period for the entire grant. Fair value as calculated under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” was used to recognize expense upon adoption of SFAS 123R. Compensation expense related to stock option awards was $0.3 million in 2006 and $2.6 million in 2005. Prior to 2005, under the previous APB 25 accounting standard for share-based compensation, no compensation expense for stock option plans was recognized for awards that vest without a performance-based contingency where the exercise price of the stock option award equaled the market price of the underlying stock at the date of grant.
     During 2006, the Company granted options to purchase 9,000 shares of Common Stock to non-employee directors, which vest in one year. As of December 31, 2006, the remaining amount of compensation expense relating to unvested stock option awards was not material. The fair value of each option grant was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	2006	2005	2004

Expected dividend yield	0.6%	1.0%	2.3%
Expected volatility	60%	59%	59%
Risk-free interest rate	5.1%	4.3%	4.2%
Expected lives (in years)	3.0	8.0	8.0
Weighted average fair value of options granted during year	$30.96	$14.58	$6.94

     Stock option transactions under the Company’s plans for the years ended December 31, 2006, 2005, and 2004 are summarized as follows:

(shares in thousands)	2006		2005		2004
		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding, beginning of year	3,660	$13.79	6,126	$13.10	7,274	$12.45
Granted	9	72.46	9	24.38	16	11.24
Exercised	(2,323)	15.21	(2,266)	11.49	(1,001)	7.36
Cancelled	(22)	16.42	(209)	19.79	(163)	18.99

Outstanding at end of year	1,324	$11.65	3,660	$13.79	6,126	$13.10

Exercisable at end of year	1,315	$11.73	3,024	$16.69	3,818	$17.28

     Options outstanding at December 31, 2006 were as follows:

(shares in thousands, life in years)	Options Outstanding			Options Exercisable
			Weighted		Weighted
Range of		Weighted Average	Average		Average
Exercise	Number of	Remaining	Exercise	Number of	Exercise
Prices	Shares	Contractual Life	Price	Shares	Price

$ 3.63-$ 7.00	512	6.1	$4.39	512	$4.39
7.01-10.00	348	5.8	7.25	348	7.25
10.01-15.00	79	5.1	12.67	79	12.67
15.01-20.00	188	4.5	17.51	188	17.51
20.01-30.00	105	3.2	21.90	105	21.90
30.01-40.00	37	1.8	35.81	37	35.81
40.01-50.00	46	1.0	45.40	46	45.40
50.01-72.46	9	9.3	72.46	—	—

	1,324	5.2	$11.65	1,315	$11.73

     Nonvested stock awards: Awards of nonvested stock are granted with either performance and/or service conditions. In certain grants, nonvested shares participate in cash dividends during the restriction period. In other grants, dividends are paid in the form of additional shares of nonvested stock, subject to the same vesting conditions and dividend treatment as the underlying shares. The fair value of nonvested stock awards is measured based on the stock price at the grant date, adjusted for non-participating dividends, as applicable, based on the current dividend rate. For nonvested stock awards in 2006, 2005, and 2004, one-half of the nonvested stock (“performance shares”) vests only on the attainment of an income target, measured over a cumulative three-year period. The remaining nonvested stock vests over a service period of five years, with accelerated vesting to three years if the performance shares’ vesting criterion is attained. Expense for each of these awards is recognized based on estimates of attaining the performance criterion. As of December 31, 2006, the income statement metrics for the 2006 and 2005 awards were presently being attained for the performance shares, and expense for both portions of the awards was recognized on a straight line basis based on a three-year vesting assumption. The performance metric for the 2004 award, comprising 288,080 shares, including dividend shares, was met as of December 31, 2006.
     Compensation expense related to all nonvested stock awards was $4.2 million in 2006 and $2.6 million in 2005. Compensation expense recognized in prior years under APB Opinion 25 for nonvested stock awards was $2.4 million for 2004. Approximately $4.3 million of unrecognized fair value compensation expense relating to nonvested stock awards is expected to be recognized through 2008 based on estimates of attaining performance vesting criteria.

(in millions, except for shares)	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Nonvested, beginning of year	663,678	$8.1	532,369	$4.9	422,800	$2.3
Granted	100,027	5.1	156,366	3.5	289,560	3.1
Vested	(503,355)	(4.7)	(6,484)	(0.1)	(176,116)	(0.4)
Forfeited	(2,486)	(0.1)	(18,573)	(0.2)	(3,875)	(0.1)

Nonvested, end of year	257,864	$8.4	663,678	$8.1	532,369	$4.9

     Total shareholder return incentive compensation program (“TSRP”) awards: Awards under the TSRP are granted at a target number of shares, and vest based on the measured return of the Company’s stock price and dividend performance at the end of three-year periods compared to the stock price and dividend performance of a group of industry peers. The 2004-2006 TSRP performance period was in effect at the adoption of SFAS 123R. In 2006, the Company initiated a 2006-2008 TSRP, with 102,324 shares as the target award level. The actual number of shares awarded may range from a minimum of zero to a maximum of three times target. Fair values for the TSRP awards were estimated using Monte Carlo simulations of historical stock price correlation, projected dividend yields and other variables over three-year time horizons matching the TSRP performance periods. Compensation expense was $5.7 million in 2006 and $4.2 million in 2005 for the fair value of TSRP awards, compared to $18.1 million recognized in 2004 under APB 25.
     The estimated fair value of each TSRP award, including the projected shares to be awarded, and future compensation expense to be recognized for TSRP awards, excluding estimated forfeitures, was as follows:

(in millions, except for shares)
		December 31 , 2006
TSRP Award		Unrecognized
Performance	TSRP Award	Compensation	Minimum	Target	Maximum
Period	Fair Value	Expense	Shares	Shares	Shares

2004 – 2006	$4.6	$—	0	347,042	1,041,126
2005 – 2007	$4.9	1.6	0	166,749	500,247
2006 – 2008	$8.2	5.3	0	102,324	306,972

Total		$6.9	0	616,115	1,848,345

     An award was earned for the 2004-2006 TSRP performance period based on the Company’s stock price performance for the three-year period ended December 31, 2006, which resulted in the issuance of 1,029,507 shares of stock to participants in the 2007 first quarter.
Undistributed Earnings of Investees
Stockholders’ equity includes undistributed earnings of investees accounted for under the equity method of accounting of approximately $23.6 million at December 31, 2006.

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
Note 8. Income Taxes —
     Income tax provision (benefit) was as follows:

(In millions)	2006	2005	2004

Current:
Federal	$250.5	$32.4	$(0.9)
State	26.3	1.7	(4.2)
Foreign	11.1	4.6	5.5

Total	287.9	38.7	0.4

Deferred:
Federal	5.9	(100.6)	—
State	0.1	8.7	—
Foreign	3.4	(1.5)	(0.4)

Total	9.4	(93.4)	(0.4)

Income tax provision (benefit)	$297.3	$(54.7)	$—

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

     The following is a reconciliation of income taxes computed at the statutory U.S. Federal income tax rate to the actual effective income tax provision (benefit):

	Income Tax Provision (Benefit)
(In millions)	2006	2005	2004

Taxes computed at federal tax rate	$304.2	$107.5	$6.9
State and local income taxes, net of federal tax benefit	30.3	2.1	0.7
Foreign tax credit and other credits	(6.9)	(2.6)	(0.1)
Adjustment to prior years’ taxes	(8.7)	(9.5)	(4.3)
Extraterritorial income tax benefit	(6.0)	(2.0)	(1.4)
Manufacturing deduction	(5.9)	(0.7)	—
Foreign earnings taxed at different rate	(5.7)	(4.1)	(3.8)
Valuation allowance	(4.7)	(97.1)	10.1
Medicare Part D subsidy	(3.3)	(3.5)	—
Net operating loss carryforward	—	(48.6)	(11.6)
Other	4.0	3.8	3.5

Income tax provision (benefit)	$297.3	$(54.7)	$—

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
     Income before income taxes for the Company’s U.S. and non-U.S. operations was as follows:

(In millions)	2006	2005	2004

U.S.	$811.4	$272.4	$1.8
Non-U.S.	57.8	31.4	18.0

Income before income taxes	$869.2	$303.8	$19.8

     U.S. income before income taxes includes the pretax expense for the cumulative effect of change in accounting principle of $3.3 million in 2005.
     Income taxes paid and amounts received as refunds were as follows:

(In millions)	2006	2005	2004

Income taxes paid	$206.9	$11.7	$11.2
Income tax refunds received	(5.5)	(12.1)	(8.0)

Income taxes paid (received), net	$201.4	$(0.4)	$3.2

     Deferred income taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes, and differences between the fair value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income taxes represent future tax benefits or costs to be recognized when those temporary differences reverse. The categories of assets and liabilities that have resulted in differences in the timing of the recognition of income and expense at December 31, 2006 and 2005 were as follows:

(In millions)	2006	2005

Deferred income tax assets:
Postretirement benefits other than pensions	$180.2	$179.6
Deferred compensation and other benefit plans	35.4	31.8
State net operating loss tax carryforwards	26.3	37.3
Foreign and state tax credits and allowances	14.7	12.8
Vacation accruals	11.5	10.2
Environmental reserves	10.4	10.5
Pension	10.0	44.9
Self-insurance reserves	7.8	9.2
Litigation reserves	—	17.8
Other items	46.6	32.4

Gross deferred income tax assets	342.9	386.5
Valuation allowance for deferred tax assets	(36.9)	(41.6)

Total deferred income tax assets	306.0	344.9

Deferred income tax liabilities:
Bases of property, plant and equipment	131.8	134.4
Inventory valuation	10.9	12.2
Other items	11.9	20.2

Total deferred income tax liabilities	154.6	166.8

Net deferred income tax asset	$151.4	$178.1

     The Company has $36.9 million and $41.6 million in deferred tax asset valuation allowances at December 31, 2006 and 2005, respectively, related to state deferred tax assets. Based on current tax law, the Company has deferred tax assets of approximately $26 million at December 31, 2006, for state net operating loss tax carryforwards and approximately $11 million for state temporary differences. For most of these state net operating loss tax carryforwards, expiration will occur in 20 years and utilization of the tax benefit is limited to $2 million per year. A valuation allowance has been established for certain of these state deferred tax assets since the Company has concluded, based on current state tax laws, that it is more likely than not that these tax benefits would not be realized.
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
     The Company also sponsors several postretirement benefit plans covering certain salaried and hourly employees. The plans provide health care and life insurance benefits for eligible retirees. In most plans, Company contributions towards premiums are capped based on the cost as of a certain date, thereby creating a defined contribution. For the non-collectively bargained plans, the Company maintains the right to amend or terminate the plans at its discretion.

     Components of pension expense for the Company’s defined benefit plans and components of other postretirement benefit expense (income) included the following:

	Expense (Income)
	Pension Benefits			Other Postretirement Benefits
(In millions)	2006	2005	2004	2006	2005	2004

Service cost — benefits earned during the year	$28.4	$27.9	$27.1	$2.8	$3.1	$5.1
Interest cost on benefits earned in prior years	128.5	125.1	126.6	32.1	31.6	45.5
Expected return on plan assets	(162.7)	(153.7)	(147.5)	(6.6)	(8.2)	(8.8)
Amortization of prior service cost (credit)	19.3	21.7	25.2	(26.4)	(26.4)	(17.5)
Amortization of net actuarial loss	50.4	42.1	42.4	16.1	14.4	21.7

Retirement benefit expense	63.9	63.1	73.8	18.0	14.5	46.0
Curtailment and termination benefits (gain) loss	—	—	25.3	—	—	(72.0)
Salary plan design change	—	—	0.5	—	—	—

Total retirement benefit (income) expense	$63.9	$63.1	$99.6	$18.0	$14.5	$(26.0)

     In 2004, in conjunction with a labor agreement at the Company’s Allegheny Ludlum operations, a $25.3 million charge for pension termination benefits was recognized for a Transition Assistance Program (“TAP”). The TAP incentive was paid from the Company’s U.S. defined benefit pension fund through 2006 to a total of 650 employees. The 2004 labor contract also included caps on the Company’s retiree medical benefit costs. Also in 2004, the Company modified retiree medical benefits for certain non-collectively bargained current and former employees to cap the Company’s cost of benefits, beginning in 2005, and then eliminate the benefits in 2010. As a result of these actions, a $71.5 million curtailment and settlement gain was recognized in the 2004 second quarter, comprised of a one-time reduction of postretirement benefit expense, net of a $0.5 million charge to pension expense.
     Actuarial assumptions used to develop the components of pension and other postretirement benefit (income) expense were as follows:

	Pension Benefits			Other Postretirement Benefits
(In millions)	2006	2005	2004	2006	2005	2004

Discount rate	5.9%	6.1%	6.5%	5.9%	6.1%	6.5%
Rate of increase in future compensation levels	3%–4.5%	3%–4.5%	3%–4.5%	—	—	—
Expected long-term rate of return on assets	8.75%	8.75%	8.75%	9.0%	9.0%	9.0%

     Actuarial assumptions used for the valuation of pension and postretirement obligations at the end of the respective periods were as follows:

	Pension Benefits		Other Postretirement Benefits
(In millions)	2006	2005	2006	2005

Discount rate	5.8%	5.9%	5.8%	5.9%
Rate of increase in future compensation levels	3%–4.5%	3%–4.5%	—	—

     For 2007, the expected long-term rate of returns on pension and other postretirement benefits assets will be 8.75% and 9.0%, respectively, and the discount rate used to develop pension and postretirement benefit expense will be 5.8%. In developing the expected long-term rate of return assumptions, the Company evaluated input from its third party pension plan asset managers and actuaries, including reviews of their asset class return expectations and long-term inflation assumptions.

     A reconciliation of funded status for the Company’s pension and postretirement benefit plans at December 31, 2006 and 2005 was as follows:

	Pension Benefits			Other Postretirement Benefits
(In millions)	2006		2005	2006	2005

Change in benefit obligation:
Benefit obligation at beginning of year	$2,234.7		$2,120.8	$559.8	$594.9
Service cost	28.4		27.9	2.8	3.1
Interest cost	128.5		125.1	32.1	31.6
Benefits paid	(177.8)		(166.2)	(52.4)	(50.3)
Participant contributions	1.0		0.8	—	—
Effect of currency rates	5.1		(4.0)	—	—
Plan amendments	—		—	—	(5.8)
Net actuarial (gains) losses — discount rate change	22.4		46.5	3.0	8.9
— other	19.6		83.8	(5.1)	(22.6)

Benefit obligation at end of year	$2,261.9		$2,234.7	$540.2	$559.8

Change in plan assets:
Fair value of plan assets at beginning of year	$1,956.2		$1,849.1	$85.7	$100.2
Actual returns on plan assets and plan expenses	334.8		171.4	35.0	10.2
Employer contributions	101.8		101.4	—	—
Participant contributions	1.0		0.8	—	—
Effect of currency rates	5.5		(4.0)	—	—
Benefits paid	(173.9)		(162.5)	(28.1)	(24.7)

Fair value of plan assets at end of year	$2,225.4		$1,956.2	$92.6	$85.7

Reconciliation of the funded status under prior accounting rules:
Underfunded status of the plan	$(36.5)		$(278.5)	$(447.6)	$(474.1)
Unrecognized net actuarial loss	502.9		683.4	170.4	217.0
Net minimum pension liability	(6.4)		(648.6)	—	—
Unrecognized prior service cost	81.3		100.6	(178.0)	(204.4)

Prepaid (accrued) benefit cost	$541.3		$(143.1)	$(455.2)	$(461.5)

Amounts recognized in the balance sheet under prior accounting rules:

Prepaid pension cost	$575.0		$2.9	$—	$—
Deferred pension asset	—		100.6	—	—
Pension liabilities	(33.7)		(246.6)	—	—
Accrued postretirement benefits	—		—	(455.2)	(461.5)

Net amount recognized	$541.3		$(143.1)	$(455.2)	$(461.5)

Amounts recognized in the balance sheet under FAS 158:
Prepaid benefit cost	$3.2			$—
Current liabilities	(3.9)			(19.0)
Noncurrent liabilities	(35.8	)(a)		(428.6)

Net amount recognized under FAS 158	$(36.5)			$(447.6)

(a)	Includes $5.6 million noncurrent liability for the U.S. qualified defined benefit plan, representing the difference between the projected benefit obligation of the plan and the fair value of plan assets at the plan measurement date, and $30.2 million noncurrent liability related to U.S. nonqualified defined benefit plans, which are not funded.
     As discussed in Note 1. Summary of Significant Accounting Policies, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”), as of fiscal year-end 2006. FAS 158 requires that the net funded position of the plans, as measured by the projected benefit obligation (“PBO”) in the case of pension plans, and by the accumulated postretirement benefit obligation (“APBO”) in the case of other postretirement benefit plans, be recognized as an asset or liability in the employer’s balance sheet. Comparative footnote information under the prior accounting rules is presented until the effect of FAS 158 adoption is included in all periods presented. Prior period information is not restated. In addition, the new standard will require assets and benefits to be measured at the date of the Company’s statement of financial position, which is December 31, rather than the Company’s measurement date of November 30, as currently permitted. This change will be effective for ATI’s 2008 fiscal year.
     Prior to the adoption of FAS 158, the funded status of pension plans was measured by the accumulated benefit obligation (“ABO”). At the November 30, 2006 measurement date, the Company’s U.S. qualified defined benefit pension plan was overfunded on an ABO basis, and the Company reversed the previously-recorded minimum pension liability and accumulated other comprehensive income (loss) associated with this plan when it had been in an ABO underfunded position, recorded a prepaid pension cost asset of $569.9 million, and increased stockholders’ equity by $389.8 million, net of related deferred tax effects. However, on a PBO basis, which is the funded status measure required by FAS 158, the Company’s U.S. qualified defined benefit pension plan was underfunded by $5.6 million at the measurement date. For the Company’s U.S. qualified defined benefit pension plan, the adoption of FAS 158 eliminated the $569.9 million prepaid pension cost, established a $5.6 million noncurrent liability, and reduced stockholders’ equity by $345.3 million, net of related deferred tax effects. The Company sponsors other non-qualified defined benefit pension plans in the U.S., a defined benefit pension plan in the U.K., and also sponsors several postretirement benefit plans. Including these other pension and postretirement benefit plans, the aggregate effect of adopting FAS 158 reduced stockholders’ equity by $342.6 million, net of related deferred tax effects, as a component of accumulated other comprehensive income (loss). The net effect of these adjustments was an increase in stockholders’ equity of $47.2 million. These charges and adjustments did not affect the Company’s results of operations and do not have a cash impact. In addition, they do not affect compliance with debt covenants in the Company’s bank credit agreement.
     Changes to accumulated other comprehensive income (loss) related to pension and other postretirement benefit plans in 2006, net of related deferred tax effects, were as follows:

		Other
		Postretirement
(In millions)	Pension	Benefits	Total

Accumulated other comprehensive income (loss), December 31, 2005	$(393.3)	$—	$(393.3)
2006 minimum pension liability adjustments	389.8	—	389.8

Accumulated other comprehensive income (loss) at December 31, 2006, prior to FAS 158 adoption	(3.5)	—	(3.5)
FAS 158 adoption	(347.2)	4.6	(342.6)

Accumulated other comprehensive income (loss), December 31, 2006	$(350.7)	$4.6	$(346.1)

Net change in accumulated other comprehensive income (loss) for the year ended December 31, 2006	$42.6	$4.6	$47.2

     Amounts included in accumulated other comprehensive income (loss) at December 31, 2006 under FAS 158 were:

		Other
		Postretirement
(In millions)	Pension	Benefits	Total

Prior service credit (cost)	$(81.3)	$178.0	$96.7
Net actuarial loss	(502.9)	(170.4)	(673.3)

Accumulated other comprehensive income (loss)	(584.2)	7.6	(576.6)
Deferred tax effect	233.5	(3.0)	230.5

Accumulated other comprehensive income (loss), net of tax	$(350.7)	$4.6	$(346.1)

     Retirement benefit expense in 2007 is estimated to be $32 million, comprised of $17 million of net periodic benefit cost for pension plans and $15 million of net periodic benefit cost for other postretirement benefits. Amounts in accumulated other comprehensive income (loss) that are expected to be recognized as components of net periodic benefit cost in 2007 are:

		Other
		Postretirement
(In millions)	Pension	Benefits	Total

Amortization of prior service cost (credit)	$17.6	$(26.4)	$(8.8)
Amortization of net actuarial loss	31.1	14.3	45.4

Amortization of accumulated other comprehensive income (loss)	$48.7	$(12.1)	$36.6

     Additional information for plans with benefit obligations in excess of plan assets:

	Pension Benefits		Other Postretirement Benefits
(In millions)	2006	2005	2006	2005

Benefit obligation (PBO / APBO)	$2,203.9	$2,185.4	$540.2	$559.8
Fair value of plan assets	2,164.2	1,907.2	92.6	85.7

     The accumulated benefit obligation for all defined benefit pension plans was $2,223.5 and $2,200.4 million at December 31, 2006 and 2005, respectively. Additional information for plans with accumulated benefit obligations in excess of plan assets:

	Pension Benefits		Other Postretirement Benefits
(In millions)	2006	2005	2006	2005

Accumulated benefit obligation	$33.1	$2,153.8	$540.2	$559.8
Fair value of plan assets	—	1,907.2	92.6	85.7

     The pension plan asset allocations for the years ended 2006 and 2005, and the target allocation for 2007 are:

Asset Category	2006	2005	Target Allocation 2007

Equity securities	69%	74%	65% — 75%
Fixed income	31%	26%	25% — 35%

Total	100%	100%

     The postretirement plan obligation asset allocations for the years ended 2006 and 2005, and the target allocation for 2007 are:

Asset Category	2006	2005	Target Allocation 2007

Equity securities	76%	61%	65% — 75%
Fixed income	24%	39%	25% — 35%

Total	100%	100%

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
     The plan assets for the defined benefit pension plan at December 31, 2006 and 2005 included 1.3 million shares of Allegheny Technologies Incorporated common stock with a fair value of $117.9 million and $46.9 million, respectively. Dividends of $0.6 million and $0.4 million were received by the plan in 2006 and 2005, respectively, on the Allegheny Technologies common stock held by the plan.
     The Company is not required to make cash contributions to its U.S. defined benefit pension plan for 2007 and, based upon current regulations and actuarial studies, does not expect to be required to make cash contributions to its U.S. defined benefit pension plan for at least the next several years. However, the Company may elect, depending upon the investment performance of the pension plan assets and other factors, to make voluntary cash contributions to this pension plan in the future. The Company expects to contribute approximately $4 million to its U.S. nonqualified benefit pension plans in 2007, equal to the amount of expected benefit payments for these plans, and approximately $2 million to its U.K. defined benefit plan. The Company contributes on behalf of its union employees at its Allvac Albany, OR (Oremet) facility to a pension plan, which is administered by the USW and funded pursuant to a collective bargaining agreement. Pension expense and contributions to this plan were $1.1 million in 2006, $0.8 million in 2005, and $0.7 million in 2004.
     In accordance with labor contracts, the Company funds certain retiree health care benefits for Allegheny Ludlum using plan assets held in a Company-administered Voluntary Employee Benefit Association (VEBA) trust. During 2006, 2005, and 2004, the Company was able to fund $28.3 million, $24.7 million, and $18.2 million, respectively, of retiree medical costs using the assets of the VEBA trust. The Company may continue to fund certain retiree medical benefits utilizing the plan assets held in the VEBA. The value of the assets held in the VEBA was approximately $93 million as of December 31, 2006. The Company expects to contribute $19 million to its other postretirement benefit plans in 2007, representing the non-VEBA funded portion of expected benefit payments, net of expected Medicare Part D subsidy.
     Pension costs for defined contribution plans were $15.8 million in 2006, $15.0 million in 2005, and $13.2 million in 2004. Company contributions to the defined contribution plans are funded with cash.
     The following table summarizes expected benefit payments from the Company’s various pension and other postretirement benefit plans through 2016, and also includes estimated Medicare Part D subsidies projected to be received during this period based on currently available information.

	Pension	Other Postretirement	Medicare
(In millions)	Benefits	Benefits	Part D Subsidy

2007	$168.4	$56.9	$(4.7)
2008	167.4	59.0	(5.0)
2009	167.6	58.7	(4.9)
2010	167.3	52.3	(5.0)
2011	167.2	52.2	(4.0)
2012-2016	847.8	242.3	(19.6)

     The annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) for health care plans was 10.0% in 2007 and is assumed to gradually decrease to 5.0% in the year 2016 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage	One Percentage
(In millions)	Point Increase	Point Decrease

Effect on total of service and interest cost components for the year ended December 31, 2006	$0.7	$(0.7)
Effect on other postretirement benefit obligation at December 31, 2006	$14.9	$(13.6)

Note 10. Business Segments —
The Company operates in three business segments: High Performance Metals, Flat-Rolled Products and Engineered Products. The High Performance Metals segment produces, converts and distributes a wide range of high performance alloys, including titanium and titanium-based alloys, nickel- and cobalt-based alloys and superalloys, exotic alloys such as zirconium, hafnium, niobium, nickel-titanium, and their related alloys, and other specialty metals, primarily in long product forms such as ingot, billet, bar, rod, wire, and seamless tube. The companies in this segment include ATI Allvac, ATI Allvac Ltd (U.K.) and ATI Wah Chang.
     The Flat-Rolled Products segment produces, converts and distributes stainless steel, nickel-based alloys, and titanium and titanium-based alloys in a variety of product forms, including plate, sheet, engineered strip and Precision Rolled Strip® products as well as grain-oriented silicon electrical steel sheet and tool steels. The companies in this segment include ATI Allegheny Ludlum, the Company’s 60% interest in STAL, and the Company’s industrial titanium joint venture known as Uniti LLC (“Uniti”). The investment in Uniti is accounted for under the equity method. Sales to Uniti, which are included in ATI’s consolidated statements of income, were $97.2 million in 2006, $38.2 million in 2005, and $32.1 million in 2004. ATI’s share of Uniti’s income, recognized under the equity method of accounting, was $16.4 million in 2006, $12.7 million in 2005, and $2.2 million in 2004, which is included in Flat-Rolled Products segment operating profit, and within cost of sales in the consolidated statements of income.
     The Engineered Products segment’s principal business produces tungsten powder, tungsten heavy alloys, tungsten carbide materials and carbide cutting tools. This segment also produces carbon alloy steel impression die forgings and large grey and ductile iron castings, and performs precision metals processing services. The companies in this segment are ATI Metalworking Products, ATI Portland Forge, ATI Casting Service and Rome Metals.
     Intersegment sales are generally recorded at full cost or market. Common services are allocated on the basis of estimated utilization.
     Information on the Company’s business segments was as follows:

(In millions)	2006	2005	2004

Total sales:
High Performance Metals	$1,931.3	$1,335.9	$853.0
Flat-Rolled Products	2,778.4	1,939.2	1,660.4
Engineered Products	451.5	408.9	314.1

Total sales	5,161.2	3,684.0	2,827.5
Intersegment sales:
High Performance Metals	124.7	89.9	58.9
Flat-Rolled Products	81.1	38.7	16.5
Engineered Products	18.8	15.5	19.1

Total intersegment sales	224.6	144.1	94.5

Sales to external customers:
High Performance Metals	1,806.6	1,246.0	794.1
Flat-Rolled Products	2,697.3	1,900.5	1,643.9
Engineered Products	432.7	393.4	295.0

Total sales to external customers	$4,936.6	$3,539.9	$2,733.0

     Total direct international sales were $1,170.7 million in 2006, $870.0 million in 2005, and $556.2 million in 2004. Of these amounts, sales by operations in the United States to customers in other countries were $765.5 million in 2006, $565.0 million in 2005, and $336.8 million in 2004.

(In millions)	2006	2005	2004

Operating profit:
High Performance Metals	$657.5	$335.3	$84.8
Flat-Rolled Products	344.3	149.9	61.5
Engineered Products	56.7	47.5	20.8

Total operating profit	1,058.5	532.7	167.1
Corporate expenses	(68.9)	(51.7)	(34.9)
Interest expense, net	(23.3)	(38.6)	(35.5)
Restructuring charges and curtailment gain, net	—	(23.9)	40.4
Other income (expense), net of gains on asset sales	(15.2)	(33.8)	2.5
Retirement benefit expense	(81.9)	(77.6)	(119.8)

Income before income taxes and cumulative effect of change in accounting principle	$869.2	$307.1	$19.8

     Business segment operating profit excludes costs for restructuring charges, retirement benefit curtailment gains, retirement benefit income or expense, corporate expenses, interest expenses, and costs associated with closed operations. These costs are excluded for segment reporting to provide a profit measure based on what management considers to be controllable costs at the segment level. Retirement benefit expense includes both pension expense and other postretirement benefit expenses. Restructuring charges and curtailment gain, net are more fully described in Note 11.
     Other income (expense), net of gains on asset sales, includes charges incurred in connection with closed operations, pretax gains and losses on the sale of surplus real estate, non-strategic investments, and other assets, and other non-operating income or expense, which are primarily included in selling and administrative expenses, and in other income (expense) in the consolidated statement of income. These items resulted in net charges of $15.2 million in 2006 and $33.8 million in 2005, and net income of $2.5 million in 2004. For 2005, net charges included legal matter expenses of $26.8 million, which included the settlement of the Kaiser Aerospace & Electronics matter, the unfavorable court judgment rendered in April 2005 concerning a commercial dispute with a raw materials supplier, and other matters associated with closed companies.

(In millions)	2006	2005	2004

Depreciation and amortization:
High Performance Metals	$34.8	$27.5	$25.6
Flat-Rolled Products	37.4	39.5	40.2
Engineered Products	9.2	8.8	10.1
Corporate	2.8	1.5	0.2

Total depreciation and amortization	$84.2	$77.3	$76.1

Capital expenditures:
High Performance Metals	$128.9	$47.9	$26.5
Flat-Rolled Products	65.8	25.1	19.5
Engineered Products	33.3	15.2	3.8
Corporate	7.2	1.9	0.1

Total capital expenditures	$235.2	$90.1	$49.9

Identifiable assets:
High Performance Metals	$1,227.6	$888.5	$676.0
Flat-Rolled Products	1,139.4	954.0	995.8
Engineered Products	233.9	209.4	174.6
Corporate:
Pension Asset	—	100.6	122.3
Income Taxes	124.8	178.1	53.0
Other	556.5	401.0	294.0

Total assets	$3,282.2	$2,731.6	$2,315.7

     Geographic information for external sales based on country of origin, and assets, are as follows:

		Percent		Percent		Percent
(In millions)	2006	Of Total	2005	Of Total	2004	Of Total

External Sales:
United States	$3,765.9	76%	$2,669.9	75%	$2,176.9	80%
United Kingdom	218.1	4%	161.9	5%	108.2	4%
China	178.6	4%	128.0	4%	64.1	2%
Germany	146.5	3%	128.8	4%	96.5	4%
France	137.8	3%	114.6	3%	88.1	3%
Canada	133.9	3%	71.3	2%	53.1	2%
Mexico	51.3	1%	27.7	1%	20.2	1%
Japan	41.5	1%	33.5	1%	26.2	1%
Other	263.0	5%	204.2	6%	99.7	4%

Total External Sales	$4,936.6	100%	$3,539.9	100%	$2,733.0	100%

		Percent		Percent		Percent
(In millions)	2006	Of Total	2005	Of Total	2004	Of Total

Total Assets:
United States	$2,753.3	84%	$2,340.0	86%	$1,966.4	85%
United Kingdom	288.9	9%	222.5	8%	187.3	8%
China	109.0	3%	62.9	2%	64.1	3%
Germany	48.4	1%	38.7	1%	30.8	1%
Switzerland	22.1	1%	20.8	1%	23.7	1%
Japan	19.2	1%	12.1	1%	12.7	1%
Other	41.3	1%	34.6	1%	30.7	1%

Total Assets	$3,282.2	100%	$2,731.6	100%	$2,315.7	100%

Note 11. Restructuring Costs, Curtailment (Gain), and Other Charges —
Restructuring Costs and Curtailment (Gain), Net
There were no restructuring costs or curtailment gains recorded for the year ended December 31, 2006. For the year ended December 31, 2005, the Company recorded net charges of $23.9 million, due primarily to asset impairments, which are presented as restructuring costs in the consolidated statement of income. The charges were comprised of $24.3 million of asset impairment charges, and $1.5 million of related environmental costs, net of a $1.9 million reserve reversal for previously accrued lease termination costs.
     Based on an analysis of existing and projected business conditions, at the 2005 year-end date, the Company decided to indefinitely idle the West Leechburg, PA finishing facility in the Company’s Flat-Rolled Products segment. This action resulted in an asset impairment charge of $15.8 million, representing the excess of the facility’s net book value over estimated fair value based on expected future cash flows. In conjunction with the indefinite idling, a liability for $1.5 million in environmental exit costs was recognized. Additionally, based on revised fair value cash flow estimates, the Company recorded $8.5 million of asset impairment charges associated with previously idled assets in the Flat-Rolled Products segment at the Washington Flat-Roll coil facility located in Washington, PA, and the stainless steel plate facility located in Massillon, OH, partially offset by a $1.9 million reversal of lease termination charges.
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
     Reserves for restructuring charges recorded in prior years involving future payments were approximately $3 million each at December 31, 2006 and December 31, 2005.
Other Gains and Charges
In 2006, the Company recorded $15.2 million in other charges, including $7.1 million for legal matters and $8.1 million for environmental and other closed company costs.
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
     In 2004, the Company recognized non-recurring gains of $12.9 million, including $5.5 million related to net gains on sales of real estate and realization of other investments, income from corporate-owned life insurance of $1.2 million, and a $4.6 million environmental reserve reduction related to the $2.4 million settlement of an action brought in 1995 by the U.S. Government against Allegheny Ludlum in the United States District Court for the Western District of Pennsylvania alleging multiple violations of the Federal Clean Water Act for incidents at five facilities. These gains were partially offset by closed company charges of $8.8 million primarily related to litigation.

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
     Allegheny Technologies is the plan sponsor for the defined benefit pension plan which covers certain current and former employees of the Subsidiary and the non-guarantor subsidiaries. As a result, the balance sheets presented for the Subsidiary and the non-guarantor subsidiaries do not include the Allegheny Technologies deferred pension asset, pension liabilities or the related deferred taxes. The pension asset, liabilities and related deferred taxes and pension income or expense are recognized by the Guarantor Parent. Management and royalty fees charged to the Subsidiary and to the non-guarantor subsidiaries by the Guarantor Parent have been excluded solely for purposes of this presentation.
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
December 31, 2006

			Non-
	Guarantor		guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$0.5	$176.1	$325.7	$—	$502.3
Accounts receivable, net	0.1	260.2	350.6	—	610.9
Inventories, net	—	287.6	511.1	—	798.7
Deferred income taxes	26.6	—	—	—	26.6
Prepaid expenses and other current assets	0.1	5.4	43.9	—	49.4

Total Current Assets	27.3	729.3	1,231.3	—	1,987.9
Property, plant, and equipment, net	0.9	316.6	550.1	—	867.6
Cost in excess of net assets acquired	—	112.1	94.4	—	206.5
Deferred income taxes	124.8	—	—	—	124.8
Investments in subsidiaries and other assets	3,283.5	802.5	906.9	(4,897.5)	95.4

Total Assets	$3,436.5	$1,960.5	$2,782.7	$(4,897.5)	$3,282.2

Liabilities and Stockholders’ Equity
Accounts payable	$5.8	$173.3	$176.0	$—	$355.1
Accrued liabilities	1,555.9	70.1	460.6	(1,819.9)	266.7
Short-term debt and current portion of long-term debt	—	11.2	12.5	—	23.7

Total Current Liabilities	1,561.7	254.6	649.1	(1,819.9)	645.5
Long-term debt	306.5	394.9	28.5	(200.0)	529.9
Accrued postretirement benefits	—	267.8	160.8	—	428.6
Pension liabilities	35.8	—	—	—	35.8
Other long-term liabilities	39.9	27.9	82.0	—	149.8

Total Liabilities	1,943.9	945.2	920.4	(2,019.9)	1,789.6

Total Stockholders’ Equity	1,492.6	1,015.3	1,862.3	(2,877.6)	1,492.6

Total Liabilities and Stockholders’ Equity	$3,436.5	$1,960.5	$2,782.7	$(4,897.5)	$3,282.2

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations
For the year ended December 31, 2006

			Non-
	Guarantor		guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Sales	$—	$2,540.3	$2,396.3	$—	$4,936.6
Cost of sales	56.9	2,181.3	1,505.6	—	3,743.8
Selling and administrative expenses	112.5	38.0	144.8	—	295.3

Income (loss) before interest, other income (expense), income taxes	(169.4)	321.0	745.9	—	897.5
Interest income (expense), net	(21.8)	(10.4)	8.9	—	(23.3)
Other income (expense) including equity in income of unconsolidated subsidiaries	1,060.4	17.6	(7.3)	(1,075.7)	(5.0)

Income before income taxes	869.2	328.2	747.5	(1,075.7)	869.2
Income tax provision	297.3	125.0	251.1	(376.1)	297.3

Net income	$571.9	$203.2	$496.4	$(699.6)	$571.9

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Condensed Statements of Cash Flows
For the year ended December 31, 2006

			Non-
	Guarantor		guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) operating activities	$(70.2)	$107.8	$207.8	$63.1	$308.5
Cash flows provided by (used in) investing activities	(0.9)	30.8	(188.2)	(74.4)	(232.7)
Cash flows provided by (used in) financing activities	70.9	14.6	(33.0)	11.3	63.8

Increase (decrease) in cash and cash equivalents	$(0.2)	$153.2	$(13.4)	$—	$139.6

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

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations
For the year ended December 31, 2005

			Non-
	Guarantor		guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Sales	$—	$1,755.9	$1,784.0	$—	$3,539.9
Cost of sales	55.4	1,592.9	1,241.4	—	2,889.7
Selling and administrative expenses	104.6	33.9	137.3	—	275.8
Restructuring costs, net	(1.9)	25.8	—	—	23.9

Income (loss) before interest, other income (expense), income taxes and cumulative effect of change in accounting principle	(158.1)	103.3	405.3	—	350.5
Interest expense, net	(28.4)	(9.7)	(0.5)	—	(38.6)
Other income (expense) including equity in income (loss) of unconsolidated subsidiaries	491.6	6.4	(1.0)	(501.8)	(4.8)

Income before income taxes and cumulative effect of change in accounting principle	305.1	100.0	403.8	(501.8)	307.1
Income tax provision (benefit)	(54.7)	—	—	—	(54.7)

Income before cumulative effect of change in accounting principle	359.8	100.0	403.8	(501.8)	361.8
Cumulative effect of change in accounting principle, net of tax	—	—	(2.0)	—	(2.0)

Net income	$359.8	$100.0	$401.8	$(501.8)	$359.8

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

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Condensed Statements of Cash Flows
For the year ended December 31, 2004

			Non-
	Guarantor		guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) operating activities	$(15.2)	$5.5	$127.3	$(93.5)	$24.1
Cash flows provided by (used in) investing activities	(214.1)	(24.3)	(184.6)	368.4	(54.6)
Cash flows provided by (used in) financing activities	229.2	152.6	94.8	(274.9)	201.7

Increase (decrease) in cash and cash equivalents	$(0.1)	$133.8	$37.5	$—	$171.2

Note 13. Per Share Information —
The following table sets forth the computation of basic and diluted net income per common share:
(In millions except per share amounts)

Years ended December 31,	2006	2005	2004

Numerator:
Income before cumulative effect of change in accounting principle	$571.9	$361.8	$19.8
Cumulative effect of change in accounting principle, net of tax	—	(2.0)	—

Numerator for basic and diluted income per common share — Net income	$571.9	$359.8	$19.8

Denominator:
Denominator for basic net income per common share — weighted average shares	99.71	96.23	86.63
Effect of dilutive securities:
Option equivalents	1.17	1.76	1.58
Contingently issuable shares	1.50	2.85	2.28

Denominator for diluted net income per common share — adjusted weighted average shares and assumed conversions	102.38	100.84	90.49

Basic income per common share before cumulative effect of change in accounting principle	$5.74	$3.76	$0.23
Cumulative effect of change in accounting principle	—	(0.02)	—

Basic net income per common share	$5.74	$3.74	$0.23

Diluted income per common share before cumulative effect of change in accounting principle	$5.59	$3.59	$0.22
Cumulative effect of change in accounting principle	—	(0.02)	—

Diluted net income per common share	$5.59	$3.57	$0.22

     Weighted average shares issuable upon the exercise of stock options which were antidilutive, and thus not included in the calculation, were 0.5 million in 2005 and 1.6 million in 2004.
Note 14. Commitments and Contingencies —
Rental expense under operating leases was $20.3 million in 2006, $21.0 million in 2005, and $18.0 million in 2004. Future minimum rental commitments under operating leases with non-cancelable terms of more than one year at December 31, 2006, were as follows: $17.0 million in 2007, $15.2 million in 2008, $13.0 million in 2009, $6.2 million in 2010, $3.9 million in 2011 and $6.3 million thereafter. Future minimum payments under capital leases for long-lived assets were $0.9 million in 2007, $0.3 million in 2008, and $0.1 million in 2009. Commitments for expenditures on property, plant and equipment at December 31, 2006 were approximately $37 million.
     When it is probable that a liability has been incurred or an asset of the Company has been impaired, a loss is recognized if the amount of the loss can be reasonably estimated.
     The Company maintains reserves where a legal obligation exists to perform an asset retirement activity and the fair value of the liability can be reasonably estimated. These asset retirement obligations (“ARO”) include liabilities where the timing and (or) method of settlement may be conditional on a future event, that may or may not be within the control of the entity. In the 2005 fourth quarter, the Company recognized $3.3 million of liabilities for estimable conditional AROs as a cumulative effect of a change in accounting principle. At December 31, 2006, the Company had recognized AROs of $6.0 million related to landfill closures and conditional AROs associated with manufacturing activities using what may be characterized as potentially hazardous materials.
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
     At December 31, 2006, the Company’s reserves for environmental remediation obligations totaled approximately $25 million, of which $14 million were included in other current liabilities. The reserve includes estimated probable future costs of $9 million for federal Superfund and comparable state-managed sites; $8 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $5 million for owned or controlled sites at which Company operations have been discontinued; and $3 million for sites utilized by the Company in its ongoing operations. The Company continues to evaluate whether it may be able to recover a portion of future costs for environmental liabilities from third parties.
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
     In June 2003, the San Diego Unified Port District (“Port District”) commenced an action in U.S. District Court for the Southern District of California against TDY Industries, Inc. (TDY) asserting federal, state and common law claims related to alleged environmental contamination on property located in San Diego and formerly leased by TDY. The complaint seeks unspecified damages and a declaratory judgment as to TDY’s liability for contamination on the property. TDY has asserted a counterclaim as well as claims against neighboring property owners and former and current operators related to the environmental condition of the San Diego facility. The San Diego International Airport (“Airport”), the current operator of the San Diego Property, asserted a cross claim against TDY alleging federal, state and common law claims relating to the alleged environmental contamination and seeking losses relating to the Airport’s alleged inability to redevelop the property. In December 2006, General Dynamics Corporation, a former neighboring property operator, commenced a separate but related action against TDY. General Dynamics alleges federal claims relating to alleged environmental contamination emanating from the San Diego property that has allegedly impacted General Dynamic’s property. The parties have reached a tentative settlement of these matters which is expected to be finalized in the first quarter 2007.
     Separately, the Port District requested that the California Department of Toxic Substances Control (“DTSC”) evaluate whether the San Diego property is regulated as a hazardous waste transportation, storage, or disposal facility under the Resource Conservation and Recovery Act (“RCRA”) and similar state laws. The Company has submitted a work plan to the DTSC for closure of four solid waste management units at the facility, in connection with other work that is being done at the Site. The DTSC commented on the work plan and TDY is addressing the comments.
     TDY has conducted an environmental assessment of the San Diego facility pursuant to an October 2004 Order from the San Diego Regional Water Quality Control Board (“Regional Board”). TDY will perform additional remedial investigation as well as remediation activities. At December 31, 2006, the Company had adequate reserves for these matters.
     While the outcome of these environmental matters cannot be predicted with certainty, an adverse resolution of the matters relating to the San Diego facility could have a material adverse affect on the Company’s results of operations and financial condition.
     TDY and another wholly-owned subsidiary of the Company, among others, have been identified by the U.S. Environmental Protection Agency (EPA) as PRPs at the Li Tungsten Superfund Site in Glen Cove, New York. The Company believes that most of the contamination at the site resulted from work done while the U.S. Government either owned or controlled operations at the site, or from processes done for various governmental agencies, and that the U.S. Government is liable for a substantial portion of the remediation costs at the site. In November 2000, TDY filed a cost recovery and contribution action against the U.S. Government. In March 2003, the Court ordered the parties to the action to fund a portion of the remediation costs at the site. In July 2004, TDY, the U.S. Government and the EPA entered into an Interim Agreement, under which the U.S. Government funded $20.9 million and TDY funded $1 million of the remediation costs at the site. In November 2005, TDY sued other PRPs at the site seeking contribution to the response costs that have been and will continue to be incurred at the site. TDY, the other PRPs and the U.S. Government reached a resolution of this matter and a consent judgment has been circulated for execution. After the consent judgment has been fully executed it will be lodged with the court and published for public comment. Under the consent judgment, TDY will complete the remediation of the remaining portions of the site and will receive contribution from other PRPs. Based on information presently available, the Company believes its reserves on this matter are adequate. An adverse resolution of this matter could have a material adverse effect on the Company’s results of operations and financial condition.
     Since 1990, TDY has been operating under a Corrective Action Order from the EPA for a facility that TDY owns and formerly operated in Hartville, Ohio. TDY has prepared a plan to carry out additional remediation activities, which has been approved by the EPA. The plan was modified slightly in 2006 and implementation will commence in 2007. The Company believes its reserves for the continued operation of the interim system and for costs it expects to incur for the additional remediation activities are adequate.
     In April 2005, an unfavorable judgment of $5.3 million, including compensatory damages and prejudgment interest, was issued against TDY in a case filed in the United States District Court for the Northern District of Alabama relating to a disputed tantalum graded powder raw material supply arrangement. The supplier alleged that ATI Metalworking Products had failed to purchase certain tantalum graded powder under a supply contract, and TDY defended on the basis that the arrangement was a consignment with no purchase obligation. The Company’s appeal of the adverse decision was denied in the third quarter 2006 and in October 2006, the Company paid the $5.6 million judgment, including interest.
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
Note 15. Selected Quarterly Financial Data (Unaudited) —

	Quarter Ended
(In millions except share and per share amounts)	March 31	June 30	September 30	December 31

2006 -
Sales	$1,040.5	$1,210.8	$1,288.4	$1,396.9
Gross profit	241.9	285.9	324.9	340.1
Net income	102.5	140.4	161.9	167.1

Basic net income per common share	$1.04	$1.41	$1.62	$1.66

Diluted net income per common share	$1.00	$1.37	$1.58	$1.63

Average shares outstanding	99,393,518	100,427,825	100,634,980	100,936,062

2005 -
Sales	$879.6	$904.2	$861.7	$894.4
Gross profit	141.3	171.7	162.9	174.3
Income before cumulative effect of change in accounting principle	61.0	91.7	88.3	120.8

Net income	61.0	91.7	88.3	118.8

Basic income per common share before cumulative effect of change in accounting principle	$0.64	0.96	$0.91	$1.24

Basic net income per common share	$0.64	$0.96	$0.91	$1.22

Diluted income per common share before cumulative effect of change in accounting principle	$0.61	$0.91	$0.87	$1.19

Diluted net income per common share	$0.61	$0.91	$0.87	$1.17

Average shares outstanding	96,052,147	96,502,225	97,167,790	97,881,373

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
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2006, and they concluded that these controls and procedures are effective.
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
     The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework.
     Based on our assessment, management has concluded that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.
     The Company’s independent registered public accounting firm that audited the financial statements included in this Annual Report issued an attestation report on our management’s assessment of the Company’s internal control over financial reporting.

Management’s Certifications
The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act are included as Exhibits 31 and 32 to this Annual Report on Form 10-K. In addition, in 2006 the Company’s Chief Executive Officer provided to the New York Stock Exchange the annual CEO certification pursuant to Section 303A regarding the Company’s compliance with the New York Stock Exchange’s corporate governance listing standards.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Allegheny Technologies Incorporated
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Allegheny Technologies Incorporated maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Allegheny Technologies Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that Allegheny Technologies Incorporated maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Allegheny Technologies Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Allegheny Technologies Incorporated as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Allegheny Technologies Incorporated and our report dated February 21, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
February 21, 2007

Item 9B. Other Information
Not applicable
PART III
Item 10. Directors and Executive Officers of the Registrant
In addition to the information set forth under the caption “Principal Executive Officers of the Registrant” in Part I of this report, the information concerning our directors required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Our Corporate Governance” and “Election of Directors” in Allegheny Technologies’ Proxy Statement for the 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”), which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year. Information concerning the Audit Committee and its financial expert required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Committees of the Board of Directors – Audit Committee” in the 2007 Proxy Statement. Information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated and made a part hereof by reference to the material appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2007 Proxy Statement. Information concerning the executive officers of Allegheny Technologies is contained in Part I of this Form 10-K under the caption “Principal Executive Officers of the Registrant.”
     Allegheny Technologies has adopted Corporate Guidelines for Business Conduct and Ethics that apply to all employees including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Allegheny Technologies will provide a copy free of charge. To obtain a copy, contact the Corporate Secretary, Allegheny Technologies Incorporated, 1000 Six PPG Place, Pittsburgh, Pennsylvania 15222-5479 (telephone: 412-394-2836). The Corporate Guidelines for Business Conduct and Ethics as well as the charters for the Company’s Audit, Finance, Nominating and Governance, Personnel and Compensation and Technology Committees, as well as periodic and current reports filed with the SEC, are available through the Company’s web site at http://www.alleghenytechnologies.com and are available in print to any shareholder upon request. The Company intends to post on its web site any waiver from or amendment to the guidelines that apply to the officers named that relate to elements of the code of ethics identified by the Securities and Exchange Commission.
Item 11. Executive Compensation
Information required by this item is incorporated by reference to “Director Compensation,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” as set forth in the 2007 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the ownership of equity securities by certain beneficial owners and management is incorporated by reference to “Stock Ownership Information” as set forth in the 2007 Proxy Statement.

Equity Compensation Plan Information
Information about our equity compensation plans at December 31, 2006 was as follows:

			(c)
			Number of Shares
			Remaining
			Available for
	(a)		Future Issuance
	Number of Shares	(b)	Under Equity
	to be Issued Upon	Weighted Average	Compensation Plans (1)
	Exercise of	Exercise Price of	(excluding securities
(In thousands, except per share amounts)	Outstanding Options	Outstanding Options	reflected in column (a))

Equity Compensation Plans Approved by Shareholders	1,324	$11.65	2,443

Equity Compensation Plans Not Approved by Shareholders	0	0	0

Total	1,324	$11.65	2,443

(1)	Represents shares available for issuance under the 2000 Incentive Plan (which provides for the issuance of stock options and stock appreciation rights, restricted shares, performance and other-stock-based awards). A 2007 Incentive Plan, which has been approved by the Company’s Board of Directors, is being submitted to the stockholders of the Company for approval at the Company’s 2007 Annual Meeting of Stockholders. Upon adoption of the Plan with the approval of the stockholders, no new awards would be granted under the 2000 Incentive Plan. Of the total number of shares authorized under the Incentive Plan, a maximum of 0.8 million shares have been reserved for issuance for award periods under the Total Shareholder Return Incentive Compensation Program. See Note 7. Stockholders’ Equity for a discussion of the Company’s stock-based compensation plans.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item is incorporated by reference to “Certain Transactions” and “Number and Independence of Directors” as set forth in the 2007 Proxy Statement.
Item 14. Principal Accounting Fees and Services
Information required by this item is incorporated by reference to Item C – “Ratification of Selection of Independent Auditors” including “Audit Committee Pre-Approval Policy” and “Independent Auditor: Services and Fees,” as set forth in the 2007 Proxy Statement.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) Financial Statements, Financial Statement Schedules and Exhibits:
(1) Financial Statements
     The following consolidated financial statements and report are filed as part of this report under Item 8 – “Financial Statements and Supplementary Data”:
Consolidated Statements of Income — Years Ended December 31, 2006, 2005, and 2004
Consolidated Balance Sheets at December 31, 2006 and 2005
Consolidated Statements of Cash Flows — Years Ended December 31, 2006, 2005, and 2004
Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2006, 2005, and 2004
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
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

Exhibit
No.	Description
3.1	Certificate of Incorporation of Allegheny Technologies Incorporated, as amended, (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12001)).

3.2	Amended and Restated Bylaws of Allegheny Technologies Incorporated (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12001)).

4.1	First Amended and Restated Revolving Credit and Security Agreement dated August 4, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-12001)).

4.2	Indenture dated as of December 18, 2001 between Allegheny Technologies Incorporated and The Bank of New York, as trustee, relating to Allegheny Technologies Incorporated 8.375% Notes due 2011 (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12001)).

4.3	Form of 8.375% Notes due 2011 (included as part of Exhibit 4.2).

4.4	Indenture dated as of December 15, 1995 between Allegheny Ludlum Corporation and The Chase Manhattan Bank (National Association), as trustee (relating to Allegheny Ludlum Corporation’s 6.95% Debentures due 2025) (incorporated by reference to Exhibit 4(a) to Allegheny Ludlum Corporation’s Report on Form 10-K for the year ended December 31, 1995 (File
No. 1-9498)), and First Supplemental Indenture by and among Allegheny Technologies Incorporated, Allegheny Ludlum Corporation and The Chase Manhattan Bank (National Association), as Trustee, dated as of August 15, 1996 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated August 15, 1996 (File No. 1-12001)).

4.5	Rights Agreement dated March 12, 1998, including Certificate of Designation for Series A Junior Participating Preferred Stock as filed with the State of Delaware on March 13, 1998 (incorporated by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K dated March 12, 1998 (File No. 1-12001)).

10.1	Allegheny Technologies Incorporated 1996 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12001)).*

10.2	Allegheny Technologies Incorporated 1996 Non-Employee Director Stock Compensation Plan, as amended December 17, 1998 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12001)).*

10.3	Allegheny Technologies Incorporated Fee Continuation Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File
No. 1-12001)).*

Exhibit
No.	Description
10.4	Supplemental Pension Plan for Certain Key Employees of Allegheny Technologies Incorporated and its subsidiaries (formerly known as the Allegheny Ludlum Corporation Key Man Salary Continuation Plan) (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12001)).*

10.5	Allegheny Technologies Incorporated Benefit Restoration Plan, as amended (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12001)).*

10.6	Employment Agreement dated August 26, 2003 between Allegheny Technologies Incorporated and L. Patrick Hassey (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated November 4, 2003 (File No. 1-12001)).*

10.7	Employment Agreement dated July 15, 1996 between Allegheny Technologies Incorporated and Jon D. Walton (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 (No. 333-8235)).*

10.8	Allegheny Technologies Incorporated 2000 Incentive Plan, as amended (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12001)).*

10.9	Amendment to the Allegheny Technologies Incorporated Pension Plan effective January 1, 2003 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12001)).*

10.10	Asset Purchase Agreement, dated February 16, 2004, by and among J&L Specialty Steel, LLC, Arcelor S.A., Jewel Acquisition LLC, and Allegheny Ludlum Corporation (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K/A filed on February 17, 2004 (File No. 1-12001)).

10.11	2005 Annual Incentive Plan (incorporated by reference to Exhibit 101.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-12001)).*

10.12	Administrative Rules for the Total Shareholder Return Incentive Compensation Program (as amended effective as of January 1, 2005) and Form of Total Shareholder Return Incentive Plan Agreement effective as of January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-12001)).*

10.13	Form of Restricted Stock Agreement dated February 24, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-12001)).*

10.14	Key Employee Performance Plan, as amended February 24, 2005 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-12001)).*

10.15	2006 Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12001)).*

10.16	Form of Total Shareholder Return Incentive Plan Agreement effective as of January 1, 2006 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12001)).*

10.17	Form of Restricted Stock Agreement dated February 22, 2006 (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12001)).*

Exhibit
No.	Description
10.18	Key Employee Performance Plan, as amended February 22, 2006 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12001)).*

10.19	Form of Amended and Restated Change in Control Severance Agreement, as amended and restated effective as of February 22, 2006 (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12001).*

10.20	Summary of Non-Employee Director Compensation Program (incorporated by reference on Exhibit 99.a to the Registrant’s Current Report on Form 8-K for the event dated December 15, 2006 (File No. 1-12001)).

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).**

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).**

32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Report.

**	The Exhibit attached to this Form 10-K shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.
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

ALLEGHENY TECHNOLOGIES INCORPORATED
Date: February 27, 2007	By	/s/ L. Patrick Hassey
L. Patrick Hassey
Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the 27th day of February, 2007.

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

/s/ Michael J. Joyce

Michael J. Joyce
Director

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Certificate of Incorporation of Allegheny Technologies Incorporated, as amended, (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12001)).

3.2	Amended and Restated Bylaws of Allegheny Technologies Incorporated (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12001)).

4.1	First Amended and Restated Revolving Credit and Security Agreement dated August 4, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-12001)).

4.2	Indenture dated as of December 18, 2001 between Allegheny Technologies Incorporated and The Bank of New York, as trustee, relating to Allegheny Technologies Incorporated 8.375% Notes due 2011 (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12001)).

4.3	Form of 8.375% Notes due 2011 (included as part of Exhibit 4.2).

4.4	Indenture dated as of December 15, 1995 between Allegheny Ludlum Corporation and The Chase Manhattan Bank (National Association), as trustee (relating to Allegheny Ludlum Corporation’s 6.95% Debentures due 2025) (incorporated by reference to Exhibit 4(a) to Allegheny Ludlum Corporation’s Report on Form 10-K for the year ended December 31, 1995 (File No. 1-9498)), and First Supplemental Indenture by and among Allegheny Technologies Incorporated, Allegheny Ludlum Corporation and The Chase Manhattan Bank (National Association), as Trustee, dated as of August 15, 1996 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated August 15, 1996 (File No. 1-12001)).

4.5	Rights Agreement dated March 12, 1998, including Certificate of Designation for Series A Junior Participating Preferred Stock as filed with the State of Delaware on March 13, 1998 (incorporated by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K dated March 12, 1998 (File No. 1-12001)).

10.1	Allegheny Technologies Incorporated 1996 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12001)).*

10.2	Allegheny Technologies Incorporated 1996 Non-Employee Director Stock Compensation Plan, as amended December 17, 1998 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12001)).*

10.3	Allegheny Technologies Incorporated Fee Continuation Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12001)).*

10.4	Supplemental Pension Plan for Certain Key Employees of Allegheny Technologies Incorporated and its subsidiaries (formerly known as the Allegheny Ludlum Corporation Key Man Salary Continuation Plan) (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12001)).*

10.5	Allegheny Technologies Incorporated Benefit Restoration Plan, as amended (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12001)).*

Exhibit
No.	Description
10.6	Employment Agreement dated August 26, 2003 between Allegheny Technologies Incorporated and L. Patrick Hassey (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated November 4, 2003 (File No. 1-12001)).*

10.7	Employment Agreement dated July 15, 1996 between Allegheny Technologies Incorporated and Jon D. Walton (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 (No. 333-8235)).*

10.8	Allegheny Technologies Incorporated 2000 Incentive Plan, as amended (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12001)).*

10.9	Amendment to the Allegheny Technologies Incorporated Pension Plan effective January 1, 2003 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12001)).*

10.10	Asset Purchase Agreement, dated February 16, 2004, by and among J&L Specialty Steel, LLC, Arcelor S.A., Jewel Acquisition LLC, and Allegheny Ludlum Corporation (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K/A filed on February 17, 2004 (File No. 1-12001)).

10.11	2005 Annual Incentive Plan (incorporated by reference to Exhibit 101.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-12001)).*

10.12	Administrative Rules for the total Shareholder Return Incentive Compensation Program (as amended effective as of January 1, 2005) and Form of Total Shareholder Return Incentive Plan Agreement effective as of January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-12001)).*

10.13	Form of Restricted Stock Agreement dated February 24, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-12001)).*

10.14	Key Employee Performance Plan, as amended February 24, 2005 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-12001)).*

10.15	2006 Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12001)).*

10.16	Form of Total Shareholder Return Incentive Plan Agreement effective as of January 1, 2006 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12001)).*

10.17	Form of Restricted Stock Agreement dated February 22, 2006 (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12001)).*

10.18	Key Employee Performance Plan, as amended February 22, 2006 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12001)).*

10.19	Form of Amended and Restated Change in Control Severance Agreement, as amended and restated effective as of February 22, 2006 (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12001).*

10.20	Summary of Non-Employee Director Compensation Program (incorporated by reference on Exhibit 99.a to the Registrant’s Current Report on Form 8-K for the event dated December 15, 2006 (File No. 1-12001)).

Exhibit
No.	Description
12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a — 14(a) or 15d — 14(a) (filed herewith).**

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a — 14(a) or 15d — 14(a) (filed herewith).**

32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Report.

**	The Exhibit attached to this Form 10-K shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.
     Certain instruments defining the rights of holders of long-term debt of the Company and its subsidiaries have been omitted from the Exhibits in accordance with Item 601(b)(4)(iii) of Regulation S-K. A copy of any omitted document will be furnished to the Commission upon request.