Form 10-Q
period 2007-03-31
ALLEGHENY TECHNOLOGIES INC
filed 2007-05-03
CIK 1018963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
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
Yes ☐       No ☑
At April 27, 2007, the registrant had outstanding 102,151,601 shares of its Common Stock.

ALLEGHENY TECHNOLOGIES INCORPORATED
SEC FORM 10-Q
QUARTER ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$518.0	$502.3
Accounts receivable, net	686.8	610.9
Inventories, net	954.7	798.7
Deferred income taxes	13.3	26.6
Prepaid expenses and other current assets	63.1	49.4

Total Current Assets	2,235.9	1,987.9

Property, plant and equipment, net	909.1	871.7
Cost in excess of net assets acquired	208.5	206.5
Deferred income taxes	116.1	119.0
Other assets	114.4	95.4

Total Assets	$3,584.0	$3,280.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$442.1	$355.1
Accrued liabilities	225.9	241.6
Accrued income taxes	86.7	22.7
Short-term debt and current portion of long-term debt	20.7	23.7

Total Current Liabilities	775.4	643.1

Long-term debt	522.1	529.9
Retirement benefits	447.5	464.4
Other long-term liabilities	147.1	140.2

Total Liabilities	1,892.1	1,777.6

Stockholders’ Equity:
Preferred stock, par value $0.10: authorized- 50,000,000 shares; issued-none	—	—
Common stock, par value $0.10, authorized-500,000,000 shares; issued-102,404,256 shares at March 31, 2007 and 101,201,411 at December 31, 2006; outstanding-102,142,517 shares at March 31, 2007 and 101,201,328 shares at December 31, 2006	10.2	10.1
Additional paid-in capital	650.0	637.0
Retained earnings	1,335.8	1,166.6
Treasury stock: 261,739 shares at March 31, 2007 and 83 shares at December 31, 2006	(25.9)	—
Accumulated other comprehensive loss, net of tax	(278.2)	(310.8)

Total Stockholders’ Equity	1,691.9	1,502.9

Total Liabilities and Stockholders’ Equity	$3,584.0	$3,280.5

The accompanying notes are an integral part of these statements.

ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Sales	$1,372.6	$1,040.5

Costs and expenses:
Cost of sales	986.1	792.4
Selling and administrative expenses	78.1	72.9

Income before interest, other income (expense), and income taxes	308.4	175.2

Interest expense, net	(4.3)	(7.5)
Other income (expense)	0.5	(1.3)

Income before income tax provision	304.6	166.4

Income tax provision	106.8	59.9

Net income	$197.8	$106.5

Basic net income per common share	$1.95	$1.08

Diluted net income per common share	$1.92	$1.04

Dividends declared per common share	$0.13	$0.10

The accompanying notes are an integral part of these statements.

ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Operating Activities:
Net income	$197.8	$106.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23.6	19.3
Deferred income taxes	14.2	0.3
Change in operating assets and liabilities:
Inventories	(156.0)	(94.6)
Accounts payable	87.0	55.2
Accounts receivable	(75.9)	(70.1)
Accrued income taxes, net of tax benefits on share-based compensation	64.0	31.1
Retirement benefits	0.1	12.2
Accrued liabilities and other	(80.1)	(23.9)

Cash provided by operating activities	74.7	36.0

Investing Activities:
Purchases of property, plant and equipment	(57.7)	(53.1)
Asset disposals and other	—	(0.2)

Cash used in investing activities	(57.7)	(53.3)

Financing Activities:
Payments on long-term debt and capital leases	(5.7)	(1.9)
Net borrowings (repayments) under credit facilities	(5.3)	0.3

Net decrease in debt	(11.0)	(1.6)
Exercises of stock options	3.7	16.9
Tax benefits on share-based compensation	19.2	8.3
Dividends paid	(13.2)	(9.9)

Cash provided by (used in) financing activities	(1.3)	13.7

Increase (decrease) in cash and cash equivalents	15.7	(3.6)
Cash and cash equivalents at beginning of the year	502.3	362.7

Cash and cash equivalents at end of period	$518.0	$359.1

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
     These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K. The results of operations for these interim periods are not necessarily indicative of the operating results for any future period.
Recent Accounting Pronouncements
     In the 2007 first quarter, as required, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) titled “Accounting for Planned Major Maintenance Activities” (“FSP PMMA”). This FSP amends an AICPA Industry Audit guide and is applicable to all industries that accrue for planned major maintenance activities. The FSP PMMA prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities, which was the policy the Company previously used to record planned plant outage costs on an interim basis within a fiscal year, and also to record the costs of major equipment rebuilds which extend the life of capital equipment. The FSP PMMA was effective as of the beginning of ATI’s 2007 fiscal year, with retrospective application to all prior periods presented. Under the FSP PMMA, the Company reports results using the deferral method whereby major equipment rebuilds are capitalized as costs are incurred and amortized to expense over the estimated useful lives, and planned plant outage costs are fully recognized in the interim period of the outage. The adoption of the FSP PMMA on January 1, 2007, resulted in an increase in net property, plant and equipment of $4.1 million, a decrease in non-current deferred income tax assets of $5.8 million, a decrease in accrued liabilities of $2.4 million, a decrease in long-term liabilities of $9.6 million, and an increase to retained earnings of $10.3 million, net of related taxes. As required by the FSP PMMA, the Company’s financial statements have been restated to reflect this FSP as if this standard had been applied to the earliest period presented. As a result, net income for the three months ended March 31, 2006 increased $4.0 million, or $0.04 per share.
     In the 2007 first quarter, as required, the Company also adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes recognition and measurement standards for a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two step process. The first step is the determination of whether a tax position should be recognized in the financial statements. Under FIN 48, a tax position taken or expected to be taken in a tax return is to be recognized only if the Company determines that it is more-likely-than-not that the tax position will be sustained upon examination by the tax authorities based upon the technical merits of the position. In step two, for those tax positions which should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 was effective for the beginning of ATI’s 2007 fiscal year, with adoption treated as a cumulative-effect type reduction to retained earnings of $5.6 million as of the beginning of 2007. Upon adoption of FIN 48, the Company made an accounting policy election to classify interest and penalties on estimated liabilities for uncertain tax positions as components of the provision for income taxes.

Note 2. Inventories
     Inventories at March 31, 2007 and December 31, 2006 were as follows (in millions):

	March 31,	December 31,
	2007	2006
Raw materials and supplies	$241.4	$190.7
Work-in-process	1,042.2	931.7
Finished goods	163.0	148.0

Total inventories at current cost	1,446.6	1,270.4
Less allowances to reduce current cost values to LIFO basis	(487.6)	(466.7)
Progress payments	(4.3)	(5.0)

Total inventories, net	$954.7	$798.7

     Inventories are stated at the lower of cost (last-in, first-out (“LIFO”), first-in, first-out (“FIFO”), and average cost methods) or market, less progress payments. Most of the Company’s inventory is valued utilizing the LIFO costing methodology. Inventory of the Company’s non-U.S. operations is valued using average cost or FIFO methods. The effect of using the LIFO methodology to value inventory, rather than FIFO, increased cost of sales by $20.9 million for the first three months of 2007 compared to $6.9 million for the first three months of 2006.
Note 3. Supplemental Financial Statement Information
     Property, plant and equipment at March 31, 2007 and December 31, 2006 were as follows (in millions):

	March 31,	December 31,
	2007	2006
Land	$24.1	$23.9
Buildings	244.3	242.1
Equipment and leasehold improvements	1,744.2	1,690.3

	2,012.6	1,956.3
Accumulated depreciation and amortization	(1,103.5)	(1,084.6)

Total property, plant and equipment, net	$909.1	$871.7

Note 4. Debt
     Debt at March 31, 2007 and December 31, 2006 was as follows (in millions):

	March 31,	December 31,
	2007	2006
Allegheny Technologies $300 million 8.375% Notes due 2011, net (a)	$306.2	$306.5
Allegheny Ludlum 6.95% debentures, due 2025	150.0	150.0
Domestic Bank Group $325 million secured credit agreement	—	—
Promissory note for J&L asset acquisition	48.8	54.0
Foreign credit agreements	19.4	24.2
Industrial revenue bonds, due through 2020	10.9	10.9
Capitalized leases and other	7.5	8.0

Total short-term and long-term debt	542.8	553.6
Short-term debt and current portion of long-term debt	(20.7)	(23.7)

Total long-term debt	$522.1	$529.9

(a)	Includes fair value adjustments for settled interest rate swap contracts of $10.1 million at March 31, 2007 and $10.5 million at December 31, 2006.
     The Company has a $325 million senior secured domestic revolving credit facility (“the facility”), which is secured by all accounts receivable and inventory of its U.S. operations, and includes capacity for up to $175 million in letters of credit. As of March 31, 2007, there had been no borrowings made under the facility, although a portion of the facility is used to support approximately $89 million in letters of credit.
     In addition, STAL, the Company’s Chinese joint venture company in which ATI has a 60% interest, has approximately $17 million in letters of credit outstanding as of March 31, 2007, related to the expansion of its operations in Shanghai, China. These letters of credit are supported solely by STAL’s financial capability without any guarantees from the joint venture partners.
Note 5. Per Share Information
     The following table sets forth the computation of basic and diluted net income per common share (in millions, except share and per share amounts):

	Three Months Ended
	March 31,
	2007	2006
Numerator for basic and diluted net income per common share — net income	$197.8	$106.5

Denominator:
Denominator for basic net income per common share-weighted average shares	101.4	98.7
Effect of dilutive securities:
Option equivalents	0.7	1.5
Contingently issuable shares	0.7	2.5

Denominator for diluted net income per common share — adjusted weighted average shares and assumed conversions	102.8	102.7

Basic net income per common share	$1.95	$1.08

Diluted net income per common share	$1.92	$1.04

     For the quarters ended March 31, 2007 and 2006, there were no weighted average shares issuable upon the exercise of stock options which were antidilutive.
Note 6. Comprehensive Income
     The components of comprehensive income, net of tax, were as follows (in millions):

	Three Months Ended
	March 31,
	2007	2006
Net income	$197.8	$106.5

Foreign currency translation gains	8.0	3.7
Unrealized gains (losses) on energy, raw material and currency hedges	11.6	(10.8)
Retirement benefits	12.6	—
Unrealized gains on securities	0.4	—

	32.6	(7.1)

Comprehensive income	$230.4	$99.4

Note 7. Income Taxes
     Results for the first quarter 2007 included a provision for income taxes of $106.8 million, or 35.1% of income before tax, compared to an income tax provision of $59.9 million, or 36.0% of income before tax, for the comparable 2006 quarter. The first quarter 2007 benefited from a lower income tax provision due to a $4.2 million non-recurring reduction in the valuation allowances associated with state deferred tax assets.
     As required, the Company adopted FIN 48 on January 1, 2007. As a result of implementing this Interpretation, the Company recognized a $19.4 million increase in the long-term liability for unrecognized tax benefits, and a $13.8 million increase in deferred tax assets for tax positions which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The net result of these recognized assets and liabilities was a reduction to beginning retained earnings of $5.6 million. Including liabilities recognized in the FIN 48 adoption, the Company’s total liabilities for unrecognized tax benefits at January 1, 2007 were $26.3 million. Interest and penalties recognized at the FIN 48 adoption were $3.5 million. It is the Company’s policy to classify interest and penalties recognized on underpayment of income taxes as income tax expense. For the quarter ended March 31, 2007, the Company’s income tax provision included an additional $2.3 million of expense related to uncertain tax positions, which increased the long-term liability to $28.6 million.
     Including tax positions for which the Company determined that the tax position would not meet the more-likely-than-not recognition threshold upon examination by the tax authorities based upon the technical merits of the position, the total estimated unrecognized tax benefit that, if recognized, would affect the Company’s effective tax rate was approximately $12 million. At this time, the Company does not believe that it is reasonably possible that there will be a material change in the estimated unrecognized tax benefits within the next twelve months.
     The Company, and/or one of its subsidiaries, files income tax returns in the U.S. Federal jurisdiction and in various states and foreign jurisdictions. A summary of tax years that remain subject to examination, by major tax jurisdiction, is as follows:

Earliest Year
Open to
Jurisdiction	Examination
U.S. Federal	2003
States:
Pennsylvania	2003
North Carolina	2001
Texas	2002
Foreign:
Germany	2000
United Kingdom	2005

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
     For the three months ended March 31, 2007 and 2006, the components of pension expense for the Company’s defined benefit plans and components of other postretirement benefit expense included the following (in millions):

	Three Months Ended
	March 31,
	2007	2006
Pension Benefits:
Service cost — benefits earned during the year	$6.9	$7.1
Interest cost on benefits earned in prior years	31.9	32.1
Expected return on plan assets	(46.7)	(40.6)
Amortization of prior service cost	4.4	4.8
Amortization of net actuarial loss	7.8	12.6

Total pension expense	$4.3	$16.0

	Three Months Ended
	March 31,
	2007	2006
Other Postretirement Benefits:
Service cost — benefits earned during the year	$0.8	$0.7
Interest cost on benefits earned in prior years	7.7	8.1
Expected return on plan assets	(1.8)	(1.6)
Amortization of prior service cost (credit)	(6.2)	(6.6)
Amortization of net actuarial loss	2.8	4.0

Total other postretirement benefit expense	$3.3	$4.6

Total retirement benefit expense	$7.6	$20.6

Note 9. Business Segments
     Following is certain financial information with respect to the Company’s business segments for the periods indicated (in millions):

	Three Months Ended
	March 31,
	2007	2006
Total sales:
High Performance Metals	$518.7	$431.3
Flat-Rolled Products	810.7	538.8
Engineered Products	117.8	115.1

	1,447.2	1,085.2

Intersegment sales:
High Performance Metals	41.3	19.2
Flat-Rolled Products	27.0	21.6
Engineered Products	6.3	3.9

	74.6	44.7

Sales to external customers:
High Performance Metals	477.4	412.1
Flat-Rolled Products	783.7	517.2
Engineered Products	111.5	111.2

	$1,372.6	$1,040.5

Operating profit:
High Performance Metals	$167.5	$145.2
Flat-Rolled Products	160.2	51.5
Engineered Products	12.6	17.8

Total operating profit	340.3	214.5

Corporate expenses	(21.0)	(13.9)
Interest expense, net	(4.3)	(7.5)
Other expense, net of gains on asset sales	(2.8)	(6.1)
Retirement benefit expense	(7.6)	(20.6)

Income before income taxes	$304.6	$166.4

     The adoption of FSP PMMA on January 1, 2007 resulted in restating prior periods as if this standard had been applied to the earliest period presented. For the quarter ended March 31, 2006, the restatement had the following effect on operating profit by business segment: High Performance Metals increased $2.5 million, Flat-Rolled Products increased $3.5 million, and Engineered Products increased $0.2 million. Segment operating profit and income before income taxes for the quarter ended March 31, 2006 increased $6.2 million.
     Retirement benefit expense represents pension expense and other postretirement benefit expense. Operating profit with respect to the Company’s business segments excludes any retirement benefit expense.
     In March 2007, the Company reached early resolution on new labor agreements for ATI Allegheny Ludlum and ATI’s Allvac Albany, OR employees. Operating profit for the High Performance Metals and Flat-Rolled Products segments was negatively impacted by $0.7 million and $5.9 million, respectively, of pre-tax, one-time costs related to the new labor agreements.
     Corporate expenses for the first three months of 2007 were $21.0 million, compared to $13.9 million for the first three months of 2006. This increase is due primarily to expenses associated with annual and long-term performance-based incentive compensation programs.
     Other expense, net of gains on asset sales, includes charges incurred in connection with closed operations, pretax gains and losses on the sale of surplus real estate and other assets, and other non-operating income or expense. These items are presented primarily in selling and administrative expenses and in other expense in the statement of income. These items resulted in net charges of $2.8 million for the first three months of 2007 and $6.1 million for the first three months of 2006.

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
     Allegheny Technologies is the plan sponsor for the U.S. qualified defined benefit pension plan (the “Plan”) which covers certain current and former employees of the Subsidiary and the non-guarantor subsidiaries. As a result, the balance sheets presented for the Subsidiary and the non-guarantor subsidiaries do not include any Plan assets or liabilities, or the related deferred taxes. The Plan assets, liabilities and related deferred taxes and pension income or expense are recognized by the Guarantor Parent. Management and royalty fees charged to the Subsidiary and to the non-guarantor subsidiaries by the Guarantor Parent have been excluded solely for purposes of this presentation.
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
March 31, 2007

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and cash equivalents	$0.5	$186.0	$331.5	$—	$518.0
Accounts receivable, net	0.8	295.6	390.4	—	686.8
Inventories, net	—	331.3	623.4	—	954.7
Deferred income taxes	13.3	—	—	—	13.3
Prepaid expenses and other current assets	0.7	7.5	54.9	—	63.1

Total current assets	15.3	820.4	1,400.2	—	2,235.9
Property, plant and equipment, net	0.9	322.9	585.3	—	909.1
Cost in excess of net assets acquired	—	112.1	96.4	—	208.5
Deferred income taxes	116.1	—	—	—	116.1
Investments in subsidiaries and other assets	3,176.4	885.3	920.8	(4,868.1)	114.4

Total assets	$3,308.7	$2,140.7	$3,002.7	$(4,868.1)	$3,584.0

Liabilities and stockholders’ equity:
Accounts payable	$5.3	$217.0	$219.8	$—	$442.1
Accrued liabilities	1,184.1	70.4	587.8	(1,616.4)	225.9
Accrued income taxes	86.7	—	—	—	86.7
Short-term debt and current portion of long-term debt	—	11.2	9.5	—	20.7

Total current liabilities	1,276.1	298.6	817.1	(1,616.4)	775.4
Long-term debt	306.2	389.7	26.2	(200.0)	522.1
Retirement benefits	11.2	272.7	163.6	—	447.5
Other long-term liabilities	23.3	16.6	107.2	—	147.1

Total liabilities	1,616.8	977.6	1,114.1	(1,816.4)	1,892.1

Total stockholders’ equity	1,691.9	1,163.1	1,888.6	(3,051.7)	1,691.9

Total liabilities and stockholders’ equity	$3,308.7	$2,140.7	$3,002.7	$(4,868.1)	$3,584.0

Note 10. CONTINUED
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Income
For the three months ended March 31, 2007

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Sales	$—	$734.5	$638.1	$—	$1,372.6
Cost of sales	6.6	568.9	410.6	—	986.1
Selling and administrative expenses	31.7	10.3	36.1	—	78.1
Interest income (expense), net	(5.0)	(1.6)	2.3	—	(4.3)
Other income (expense) including equity in income of unconsolidated subsidiaries	347.9	6.8	(1.0)	(353.2)	0.5

Income before income tax provision	304.6	160.5	192.7	(353.2)	304.6
Income tax provision	106.8	60.3	71.0	(131.3)	106.8

Net income	$197.8	$100.2	$121.7	$(221.9)	$197.8

Condensed Statements of Cash Flows
For the three months ended March 31, 2007

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) operating activities	$(9.6)	$27.7	$56.6	$—	$74.7
Cash flows used in investing activities	(0.1)	(12.6)	(45.0)	—	(57.7)
Cash flows provided by (used in) financing activities	9.7	(5.2)	(5.8)	—	(1.3)

Increase in cash and cash equivalents	$—	$9.9	$5.8	$—	$15.7

Note 10. CONTINUED
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
December 31, 2006

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and cash equivalents	$0.5	$176.1	$325.7	$—	$502.3
Accounts receivable, net	0.1	260.2	350.6	—	610.9
Inventories, net	—	287.6	511.1	—	798.7
Deferred income taxes	26.6	—	—	—	26.6
Prepaid expenses, and other current assets	0.1	5.4	43.9	—	49.4

Total current assets	27.3	729.3	1,231.3	—	1,987.9
Property, plant and equipment, net	0.9	319.4	551.4	—	871.7
Cost in excess of net assets acquired	—	112.1	94.4	—	206.5
Deferred income taxes	119.0	—	—	—	119.0
Investment in subsidiaries and other assets	3,295.0	799.7	914.0	(4,913.3)	95.4

Total assets	$3,442.2	$1,960.5	$2,791.1	$(4,913.3)	$3,280.5

Liabilities and stockholders’ equity:
Accounts payable	$5.8	$173.3	$176.0	$—	$355.1
Accrued liabilities	1,551.3	70.1	457.2	(1,814.3)	264.3
Short-term debt and current portion of long-term debt	—	11.2	12.5	—	23.7

Total current liabilities	1,557.1	254.6	645.7	(1,814.3)	643.1
Long-term debt	306.5	394.9	28.5	(200.0)	529.9
Retirement benefits	35.8	267.8	160.8	—	464.4
Other long-term liabilities	39.9	18.3	82.0	—	140.2

Total liabilities	1,939.3	935.6	917.0	(2,014.3)	1,777.6

Total stockholders’ equity	1,502.9	1,024.9	$1,874.1	(2,899.0)	1,502.9

Total liabilities and stockholders’ equity	$3,442.2	$1,960.5	$2,791.1	$(4,913.3)	$3,280.5

Note 10. CONTINUED
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Income
For the three months ended March 31, 2006

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Sales	$—	$485.4	$555.1	$—	$1,040.5
Cost of sales	10.7	430.3	351.4	—	792.4
Selling and administrative expenses	22.9	10.7	39.3	—	72.9
Interest income (expense), net	(5.9)	(3.4)	1.8	—	(7.5)
Other income (expense) including equity in income of unconsolidated subsidiaries	205.9	3.9	(2.8)	(208.3)	(1.3)

Income before income tax provision	166.4	44.9	163.4	(208.3)	166.4
Income tax provision	59.9	—	—	—	59.9

Net income	$106.5	$44.9	$163.4	$(208.3)	$106.5

Condensed Statements of Cash Flows
For the three months ended March 31, 2006

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) operating activities	$(15.1)	$22.7	$28.4	$—	$36.0
Cash flows used in investing activities	(0.1)	(11.3)	(41.9)	—	(53.3)
Cash flows provided by (used in) financing activities	15.3	—	(1.6)	—	13.7

Increase (decrease) in cash and cash equivalents	$0.1	$11.4	$(15.1)	$—	$(3.6)

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
     At March 31, 2007, the Company’s reserves for environmental remediation obligations totaled approximately $24 million, of which approximately $13 million were included in other current liabilities. The reserve includes estimated probable future costs of $10 million for federal Superfund and comparable state-managed sites; $8 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $4 million for owned or controlled sites at which Company operations have been discontinued; and $2 million for sites utilized by the Company in its ongoing operations. The Company continues to evaluate whether it may be able to recover a portion of future costs for environmental liabilities from third parties.
     The timing of expenditures depends on a number of factors that vary by site. The Company expects that it will expend present accruals over many years and that remediation of all sites with which it has been identified will be completed within thirty years.
     See Note 14. Commitments and Contingencies to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2006 for a discussion of legal proceedings affecting the Company. The following are updates to that discussion.
     The tentative settlement of the litigation commenced in June 2003 by the San Diego Unified Port District in U.S. District Court for the Southern District of California against TDY Industries, Inc. (“TDY”) relating to alleged environmental contamination on property located in San Diego and formerly leased by TDY, the related cross claim of the San Diego International Airport and the related action commenced in December 2006 by General Dynamics Corporation against TDY was finalized in April 2007.
     TDY has conducted an environmental assessment of the San Diego facility pursuant to an October 2004 Order, as revised and amended, from the San Diego Regional Water Quality Control Board (“Regional Board”). TDY will perform remediation activities pursuant to the Order. At March 31, 2007, the Company had adequate reserves for these matters. However, the cost of the remediation cannot be predicted with certainty and could have a material adverse affect on the Company’s results of operations and financial condition.
     The consent judgment reflecting the agreement among TDY, the other PRPs and the U.S. Government relating to the Li Tungsten Superfund Site was executed, published for comment and lodged with the court. Under the consent judgment, TDY will complete the remediation of the remaining portions of the site and will receive contribution from other PRPs. Based on information presently available, the Company believes its reserves on this matter are adequate. However, the cost of the remediation cannot be predicted with certainty and could have a material adverse affect on the Company’s results of operations and financial condition.
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
     Reserves for restructuring charges recorded in prior years involving future payments were approximately $2 million at March 31, 2007 and $3 million at December 31, 2006. The reserves relate to severance obligations and environmental exit costs.

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
Results of Operations
     We operate in three business segments: High Performance Metals, Flat-Rolled Products, and Engineered Products. These segments represented the following percentages of our total revenues and segment operating profit for the first three months of 2007 and 2006:

	2007		2006
		Operating		Operating
	Revenue	Profit	Revenue	Profit
High Performance Metals	35%	49%	39%	68%

Flat-Rolled Products	57%	47%	50%	24%

Engineered Products	8%	4%	11%	8%

     Sales for the first quarter 2007 were $1.37 billion, an increase of 32% compared to the first quarter 2006. Compared to the 2006 first quarter, sales for the 2007 first quarter increased 16% in the High Performance Metals segment and 52% in the Flat-Rolled Products segment, and were flat in the Engineered Products segment. Our key growth markets, namely aerospace and defense, chemical process industry, oil and gas, and electrical energy remained strong, reaching 61% of our first quarter 2007 sales. Aerospace and defense was the largest of our markets at 29% of first quarter 2007 sales. For the first quarter 2007, direct international sales were $334.7 million, or 24.4% of total sales.
     Segment operating profit for the first quarter 2007 increased 59%, compared to the first quarter 2006, to $340.3 million, or 24.8% of sales. Operating performance in 2007 continued to benefit from strong end-market demand and higher selling prices for most of our products, and ATI Business System initiatives to reduce costs and improve productivity. Segment operating profit as a percentage of sales for the three month periods ended March 31, 2007 and 2006 were:

	Three Months Ended
	March 31,
	2007	2006
High Performance Metals	35.1%	35.2%
Flat-Rolled Products	20.4%	10.0%
Engineered Products	11.3%	16.0%

     Results for the first quarter 2007 included a LIFO inventory valuation reserve charge of $20.9 million, due primarily to higher nickel and nickel-bearing scrap raw material costs. For the same 2006 period, the LIFO inventory valuation reserve charge was $6.9 million. First quarter 2007 gross cost reductions, before the effects of inflation, totaled $27.7 million.
     In the first quarter 2007, we entered into new four-year labor agreements with United Steelworkers represented employees at ATI Allegheny Ludlum and at ATI’s Albany, OR titanium operations. The new agreements expire on June 30, 2011, and succeed existing contracts that run through June 30, 2007. The new agreements include wage and benefit increases that are in line with anticipated inflation. The ATI Allegheny Ludlum contract provides for profit sharing above a specified minimum pre-tax profit at the ATI Allegheny Ludlum operations, and is capped to provide for no more than $20 million of profit sharing payments under this provision over the four-year life of the contract. Any profit sharing payments made under this provision are contributed to an independently administered VEBA (Voluntary Employee Benefit Association) trust. As a result of the new agreements, we recognized a non-recurring charge of $7.0 million, or $4.4 million after-tax, in the first quarter 2007, which is primarily reflected in the operating results of the High Performance Metals and Flat-Rolled Products business segments.
     Income before tax for the first quarter 2007 was $304.6 million, an increase of $138.2 million compared to the first quarter 2006. Net income for the first quarter 2007 was $197.8 million, or $1.92 per share, compared to the first quarter 2006 of $106.5 million, or $1.04 per share. First quarter 2007 results include an income tax provision of $106.8 million, or 35.1% of income before tax, compared to an income tax provision of $59.9 million, or 36.0% of income before tax, for the comparable 2006 quarter. The 2007 first quarter benefited from a lower income tax provision due to a $4.2 million reduction in the valuation allowances associated with state deferred tax assets.
     Looking ahead, we expect ATI’s overall performance in the second quarter 2007 to be similar to that achieved in the first quarter 2007 with improved results in our High Performance Metals segment offsetting somewhat lower results in our Flat-Rolled Products segment. However, continued volatility in the cost of nickel has the potential to drive LIFO inventory valuation charges in the second quarter 2007 higher than the first quarter 2007.
     Our key growth markets remain strong, and we are well positioned to benefit from these strong markets. Our strategic capital projects are providing the opportunities for further profitable growth. Titanium alloy shipments under long-term agreements are expected to increase from the first quarter 2007 levels over the course of the year. We believe we can achieve our 2007 titanium mill products shipment growth target, which is 25% greater than 2006 shipments. Our total titanium mill products shipments in 2006 were approximately 31 million pounds. We are seeing increased demand for our zirconium and hafnium alloys for nuclear energy refueling and refurbishment projects, and we expect demand to get stronger in the future as new nuclear energy construction begins. As a result, we expect revenue and operating profit growth in the High Performance Metals segment throughout the remainder of 2007. Sustained good performance is expected from the Flat-Rolled Products segment. Finally, improving performance is expected from the Engineered Products segment.
High Performance Metals Segment
     Sales increased 16% to $477.4 million, compared to the first quarter 2006. Demand for our titanium alloys, nickel-based alloys and superalloys, and vacuum melted specialty alloys was strong from the aerospace and defense market, and oil and gas markets. First quarter 2007 shipments of our titanium mill products to airframe customers far exceeded our original expectations. Shipments of standard grade titanium and nickel-based alloy bar products were slightly lower, compared to the fourth quarter 2006, due to inventory management actions by distributors, especially for medical and oil and gas applications. Demand was very strong for our exotic alloys from the global chemical process industry, aerospace and defense, and nuclear electrical energy markets. Segment operating profit in the quarter reached $167.5 million, or 35.1% of sales, a $22.3 million increase compared to the first quarter 2006. The significant increase in operating profit primarily resulted from increased shipments of titanium products, higher selling prices, improved product mix, and the benefits of gross cost reductions. In addition, raw material cost inflation and higher inventory levels resulted in a LIFO inventory valuation reserve charge of $6.6 million in the first quarter 2007, compared to a LIFO inventory valuation reserve charge of $6.9 million in the comparable 2006 period. Results for the 2007 first quarter benefited from $8.0 million of gross cost reductions.
     Certain comparative information on the segment’s major products for the three months ended March 31, 2007 and 2006 is provided in the following table:

	Three Months Ended
	March 31,		%
	2007	2006	Change
Volume (000’s pounds):
Nickel-based and specialty alloys	10,352	10,978	(6)%
Titanium mill products	7,068	6,391	11%
Exotic alloys	985	1,177	(16)%

Average prices (per pound):
Nickel-based and specialty alloys	$17.90	$12.92	39%
Titanium mill products	$32.89	$31.58	4%
Exotic alloys	$43.52	$38.33	14%
     Shipments of nickel-based and specialty alloys declined primarily due to product mix and inventory management actions at distributors. Shipments of exotic alloys declined primarily due to product mix and the timing of deliveries.
Flat-Rolled Products Segment
     First quarter 2007 sales were $783.7 million, 52% higher than the first quarter 2006, as significantly higher raw material surcharges and improved product mix offset an 8% decrease in total pounds shipped. Demand was strong for our specialty and titanium sheet, specialty plate, and grain-oriented silicon electrical steel products from the chemical process industry and oil and gas markets, which represented 28% of first quarter 2007 segment sales, electrical energy, 13% of first quarter 2007 segment sales, and aerospace and defense, 6% of first quarter 2007 segment sales. Demand for stainless sheet commodity products was lower primarily due to U.S. service center customers reducing inventories and remaining cautious due to increasing nickel surcharges. While total high-value products shipments were comparable to first quarter 2006, shipments of specialty and titanium sheet, specialty plate, and grain-oriented silicon electrical steel continued to improve, significantly exceeding year-ago levels and offsetting lower shipments of engineered strip and Precision-Rolled Strip® products. Shipments of commodity products deceased 13% compared to the first quarter 2006 and 26% compared to the fourth quarter 2006. Total first quarter shipments decreased by 15% compared to the fourth quarter 2006.
     Segment operating profit increased to $160.2 million, or 20.4% of sales, an increase of $108.7 million compared to the first quarter 2006, primarily as a result of improved product mix for higher value products and the benefit of gross cost reductions. This was accomplished in spite of a significantly higher LIFO inventory valuation reserve charge, due primarily to higher nickel and nickel-bearing scrap raw material costs. First quarter 2007 results included a LIFO inventory valuation reserve charge of $14.0 million, compared to no charge in the first quarter 2006. Additionally, 2007 results were negatively impacted by $5.9 million of pre-tax, non-recurring costs related to early resolution of new labor agreement for our ATI Allegheny Ludlum business. Results for the 2007 first quarter benefited from $16.3 million in gross cost reductions.
     Comparative information on the segment’s products for the three months ended March 31, 2007 and 2006 is provided in the following table:

	Three Months Ended
	March 31,		%
	2007	2006	Change
Volume (000’s pounds):
High value	127,808	127,758	—%
Commodity	161,680	185,445	(13)%

Total	289,488	313,203	(8)%

Average prices (per lb.):
High value	$3.22	$2.23	44%
Commodity	$2.30	$1.23	87%
Combined Average	$2.70	$1.64	65%

Engineered Products Segment
     Sales for the first quarter 2007 of $111.5 million were comparable to the first quarter 2006. Demand for our tungsten and tungsten carbide products was strong from the power generation and medical markets. Demand was strong for our forged products from the construction and mining, and oil and gas markets. Demand for our cast products was strong from the wind energy market and was good from the transportation and oil and gas markets. Demand remained very strong for our titanium precision metal processing conversion services. Segment operating profit in the first quarter 2007 was $12.6 million, or 11.3% of sales, compared to $17.8 million, or 16.0% of sales, for the comparable 2006 period. The decline in operating profit was primarily due to higher purchased ammonium paratungstate (APT) raw material costs and start-up costs associated with expanding our capacity to internally source all of our APT and cobalt requirements. The APT expansion is in operation and we expect to be self-sufficient for our APT needs by the end of the second quarter 2007. Additionally, first quarter 2007 results included a LIFO inventory valuation reserve charge of $0.3 million, compared to no charge in the first quarter 2006. Results benefited from $3.4 million of gross cost reductions.
Corporate Items
     Corporate expenses increased to $21.0 million for the first quarter of 2007, compared to $13.9 million in the year-ago period. This increase is due primarily to expenses associated with annual performance-based cash incentive compensation programs and long-term performance-based equity and cash incentive compensation programs.
     Net interest expense decreased to $4.3 million from $7.5 million for the same period last year primarily due to increased interest income resulting from higher cash balances and capitalized interest. Increased capital expenditures associated with strategic investments to expand our production capabilities resulted in higher interest capitalization on capital projects. Interest expense was reduced by $1.6 million in 2007 first quarter and $0.8 million in the 2006 first quarter related to interest capitalization on capital projects.
     Other expense, net of gains on asset sales, includes charges incurred in connection with closed operations, pretax gains and losses on the sale of surplus real estate and other assets, and other non-operating income or expense. These items are presented primarily in selling and administration expenses, and in other income (expense) in the statement of income and resulted in other expense of $2.8 million for the first quarter of 2007 and $6.1 million for the first quarter of 2006.
     Retirement benefit expense decreased to $7.6 million in the first quarter 2007, compared to $20.6 million in the first quarter 2006, primarily as a result of higher than expected returns on plan assets in 2006 and the positive benefits of the 2006 voluntary pension contribution. For the first quarter 2007, the amount of retirement benefit expense included in cost of sales was $5.0 million, and the amount included in selling and administrative expenses was $2.6 million. For the first quarter 2006, the amount of retirement benefit expense included in cost of sales was $13.4 million, and the amount included in selling and administrative expenses was $7.2 million.
Income Taxes
     Results for the first quarter 2007 include a provision for income taxes of $106.8 million, or 35.1% of income before tax, compared to an income tax provision of $59.9 million, or 36.0% of income before tax, for the comparable 2006 quarter. The 2007 first quarter benefited from a lower income tax provision due to a $4.2 million non-recurring reduction in the valuation allowances associated with state deferred tax assets as a result of the increased profitability of the Flat-Rolled Products segment.
Financial Condition and Liquidity
     We believe that internally generated funds, current cash on hand, and available borrowings under existing secured credit lines will be adequate to meet foreseeable liquidity needs, including a substantial expansion of our production capabilities over the next few years. We did not borrow funds under our domestic secured credit facility during the first three months of 2007, or at any time during the years 2006 or 2005. However, a portion of this secured credit facility is utilized to support letters of credit.
     Our ability to access the credit markets in the future to obtain additional financing, if needed, may be influenced by our credit rating. In April 2007, Moody’s Investor Service’s upgraded our corporate family credit rating to Ba1 with a stable outlook. In March 2007, Standard & Poor’s Ratings Services placed the Company’s credit ratings, including its ‘BB’ corporate credit rating, on CreditWatch with positive implications. Changes in our credit rating do not impact our access to, or the cost of, our existing credit facilities.
Cash Flow and Working Capital
     For the three months ended March 31, 2007, cash provided by operating activities was $74.7 million, as the significant improvement in operating earnings more than offset a $163.9 million increase in managed working capital. Investing activities included capital expenditures of $57.7 million. Cash used in financing activities was $1.3 million in the first quarter 2007, as dividend payments of $13.2 million and a reduction in borrowings of $11.0 million were partially offset by $3.7 million of proceeds received from the exercise of stock options, and tax benefits on share-based compensation of $19.2 million. At March 31, 2007, cash and cash equivalents totaled $518.0 million, an increase of $15.7 million from year end 2006.
     As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable and gross inventories, less accounts payable. In measuring performance in controlling this managed working capital, we exclude the effects of LIFO inventory valuation reserves, excess and obsolete inventory reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. At March 31, 2007, managed working capital was 31.2% of annualized sales, compared to 29.0% of annualized sales at December 31, 2006. During the first three months of 2007, managed working capital increased by $163.9 million, to $1,746.1 million. The increase in managed working capital from December 31, 2006, was due to increased accounts receivable of $75.1 million, which reflects the timing of sales in the first quarter 2007 compared to the fourth quarter 2006, and increased inventory of $175.3 million, mostly as a result of higher raw material costs, which was partially offset by increased accounts payable of $86.5 million. Most of the increase in raw material costs is expected to be recovered through surcharges and index pricing mechanisms. Managed working capital has increased $1.2 billion since year-end 2002, as our level of business activity has increased significantly and raw material costs have increased. This increase in managed working capital is expected to represent a future source of cash if the level of business activity were to decline. While accounts receivable and inventory balances have increased during 2007, days sales outstanding, which measures actual collection timing for accounts receivable, have stayed relatively constant. Gross inventory turns, which excludes the effect of LIFO inventory valuation reserves, declined compared to year-end 2006, due primarily to a shift in mix to more value-added products.
     The components of managed working capital were as follows:

	March 31,	December 31,
(in millions)	2007	2006
Accounts receivable	$686.8	$610.9
Inventories	954.7	798.7
Accounts payable	(442.1)	(355.1)

Subtotal	1,199.4	1,054.5

Allowance for doubtful accounts	5.5	5.7
LIFO reserves	487.6	466.7
Corporate and other	53.6	55.3

Managed working capital	$1,746.1	$1,582.2

Annualized prior two months sales	$5,600.3	$5,453.5

Managed working capital as a % of annualized sales	31.2%	29.0%

Change in managed working capital from December 31, 2006	$163.9

Capital Expenditures
     Capital expenditures for 2007 are expected to be between $450 and $500 million, of which approximately $58 million was expended in the first three months of 2007. As previously announced, we have committed to significantly expand our manufacturing capabilities to meet current and expected demand growth from the aerospace (engine and airframe), defense, chemical process industry, oil and gas, electrical energy, and medical markets, especially for titanium and titanium-based alloys, nickel-based alloys and superalloys, specialty alloys, and exotic alloys. We expect our capital spending to increase throughout 2007 as we proceed with our expansion plans. These self-funded strategic investments remain on track to be completed as planned and include:
•	The expansion of ATI’s aerospace quality titanium sponge production capabilities, including our titanium sponge facility in Albany, OR, and our greenfield premium-grade titanium sponge (qualified for jet engine rotating parts) facility in Rowley, UT. The tenth titanium sponge reduction furnace at Albany, OR began production in mid-April 2007, bringing our current annual titanium sponge capacity at this facility to approximately 13 million pounds. When the full expansion of the Albany facility is completed in the first half 2008, we now expect that this facility will be capable of producing 22 million pounds annually of aerospace quality titanium sponge. The Rowley, UT sponge facility remains on schedule, and we expect to begin producing premium-grade titanium sponge by the end of 2008, with 24 million pounds of annual capacity to be reached by mid-2009. Upon completion of these titanium sponge expansion projects, our annual sponge production capacity is projected to be 46 million pounds. In addition, the Utah facility will have the infrastructure in place to further expand annual capacity by approximately 18 million pounds, bringing the total annual capacity at that facility to 42 million pounds, if needed. We expect to supplement our requirements with titanium sponge and titanium scrap purchases from external sources.
•	The expansion of ATI’s melting capabilities for titanium and titanium-based alloys, nickel-based alloys and superalloys, and specialty alloys. For titanium melting, two new vacuum-arc remelt (VAR) furnaces are on line and our third Plasma Arc Melt (PAM) furnace is in start-up. Plasma arc melting is a superior cold-hearth melting process for making alloyed titanium products for jet engine rotating parts, medical applications, and other critical applications. VAR melting is a consumable electrode re-melting process that improves the cleanliness and chemical homogeneity of the alloys. We expect this PAM furnace to be qualified and in commercial operation in the third quarter 2007. Up to seven additional VARs are expected to become operational as follows: one in the third quarter 2007, two in the first quarter 2008, with the remaining VARs to be added in 2008 and 2009 based on production requirements to support titanium and premium nickel-based superalloy growth. A fourth PAM furnace to support premium titanium alloy growth requirements is expected to begin production by the fourth quarter 2008.
•	The expansion of ATI’s mill products processing and finishing capabilities for titanium and titanium-based alloys, nickel-based alloys and superalloys, and specialty alloys. Announced projects include expanding titanium precision metal processing conversion capacity, which is expected to be completed in the second quarter 2007, and expansion of our forging capacity at our Bakers, NC facility through the addition of an integrated 10,000 ton press forge, 700mm rotary forge, and conditioning, finishing and inspection facilities to support increased forged product requirements, which is expected to be operational by the third quarter 2009. Forging is a hot-forming process that produces wrought forging billet and forged machining bar from an ingot. We also are expanding our titanium and specialty plate facility located in Washington, PA, which is expected to be completed in the second quarter 2008. In addition to titanium and titanium alloys, ATI’s specialty plate products include duplex alloys, superaustenitic alloys, nickel-based alloys, zirconium alloys, armor plate, and common austenitic stainless grades. This project will include increasing reheat furnace, annealing, and flattening capacity at the existing plate mill, expanding plate size capabilities, and implementing productivity improvements.
     Additionally, STAL, our Chinese joint venture company in which ATI has a 60% interest, commenced an expansion of its operations in Shanghai, China in late 2006. This expansion, which is expected to more than triple STAL’s rolling and slitting capacity to produce Precision Rolled Strip® products, is estimated to cost approximately $110 million. The expansion is expected to be fully operational in the 2009 first quarter and is expected to be funded through capital contributions from the joint venture partners, bank credit lines, and the internal cash flow of the joint venture. Our cash contribution to this expansion was $24.8 million, of which $12.4 million was contributed by ATI in the 2006 third quarter with the remainder contributed in March 2007. The financial results of STAL are consolidated into our financial statements with the 40% interest of our minority partner recognized as other income or expense in the statements of income and as a liability in the statements of financial position.

Dividends
     A regular quarterly dividend of $0.13 per share of common stock was declared on February 22, 2007, payable on March 27, 2007 to stockholders of record at the close of business on March 19, 2007. On May 2, 2007, a regular quarterly dividend of $0.13 per share of common stock was declared, payable on June 14, 2007 to stockholders of record at the close of business on May 31, 2007. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate.
Debt
     At March 31, 2007, we had $542.8 million in total outstanding debt, compared to $553.6 million at December 31, 2006, a decrease of $10.8 million. The decrease in debt was primarily due to reduced net borrowings at our foreign operations and scheduled debt maturity payments.
     In managing our overall capital structure, one of the measures on which we focus is net debt to total capitalization, which is the percentage of our debt to our total invested and borrowed capital. In determining this measure, debt and total capitalization are net of cash on hand which may be available to reduce borrowings. Our net debt to total capitalization improved to 1.4% at March 31, 2007, from 3.3% at December 31, 2006. The net debt to total capitalization was determined as follows:

(in millions)	March 31, 2007	December 31, 2006
Total debt	$542.8	$553.6
Less: cash	(518.0)	(502.3)

Net debt	$24.8	$51.3

Net debt	$24.8	$51.3
Stockholders’ equity	1,691.9	1,502.9

Total capital	$1,716.7	$1,554.2

Net debt to total capitalization	1.4%	3.3%
     We did not borrow funds under our $325 million secured domestic revolving credit facility (“the facility”) during the first three months of 2007, or during all of 2006, 2005 or 2004, although a portion of the facility has been utilized to support the issuance of letters of credit. Outstanding letters of credit issued under the facility at March 31, 2007, were approximately $89 million. The facility is secured by all accounts receivable and inventory of our U.S. operations. At March 31, 2007, we had the ability to access the entire $325 million undrawn availability under the facility, which is calculated including outstanding letters of credit and domestic cash on hand.
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

Critical Accounting Policies
Inventory
     At March 31, 2007, we had net inventory of $954.7 million. Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO) and average cost methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. The prices for many of the raw materials we use have been volatile. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a rapid rise in raw material costs has a negative effect on our operating results. For example, during the first three months of 2007 the effect of the increase in raw material costs on our LIFO inventory valuation method resulted in cost of sales which was $20.9 million higher than would have been recognized if we utilized the FIFO methodology to value our inventory. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold.
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
     We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting reserve, if any, is recognized as an expense in the period that the need for the reserve is identified. At March 31, 2007, no such reserves were required. It is our general policy to write-down to scrap value any inventory that is identified as obsolete and any inventory that has aged or has not moved in more than twelve months. In some instances this criterion is up to twenty-four months due to the longer manufacturing and distribution process for such products.
Other Critical Accounting Policies
     A summary of other significant accounting policies is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2006.
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
New Accounting Pronouncements
     In the 2007 first quarter, as required, we adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) titled “Accounting for Planned Major Maintenance Activities” (“FSP PMMA”). This FSP amends an AICPA Industry Audit guide and is applicable to all industries that accrue for planned major maintenance activities. The FSP PMMA prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities, which was the policy we previously used to record planned plant outage costs on an interim basis within a fiscal year, and also to record the costs of major equipment rebuilds which extend the life of capital equipment. The FSP PMMA was effective as of the beginning of our 2007 fiscal year, with retrospective application to all prior periods presented. Under the FSP PMMA, we report results using the deferral method whereby major equipment rebuilds are capitalized as costs are incurred and amortized to expense over the estimated useful lives, and planned plant outage costs are fully recognized in the interim period of the outage. The adoption of the FSP

PMMA on January 1, 2007, resulted in an increase to retained earnings of $10.3 million, net of related taxes. As required by the FSP PMMA, our financial statements have been restated to reflect this FSP as if this standard had been applied to the earliest period presented. As a result, our net income for the three months ended March 31, 2006 increased $4.0 million, or $0.04 per share.
     In the 2007 first quarter, we also adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes recognition and measurement standards for a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two step process. The first step is the determination of whether a tax position should be recognized in the financial statements. Under FIN 48, a tax position taken or expected to be taken in a tax return is to be recognized only if we determine that it is more-likely-than-not that the tax position will be sustained upon examination by the tax authorities based upon the technical merits of the position. In step two, for those tax positions which should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 was effective for the beginning of ATI’s 2007 fiscal year, with adoption treated as a cumulative-effect type reduction to retained earnings of $5.6 million as of the beginning of 2007.
     As a result of implementing this Interpretation, we recognized a $19.4 million increase in the long-term liability for unrecognized tax benefits, and a $13.8 million increase in deferred tax assets for tax positions which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The net result of these recognized assets and liabilities was a reduction to beginning retained earnings of $5.6 million. Including liabilities recognized in the FIN 48 adoption, our total liabilities for unrecognized tax benefits at January 1, 2007 were $26.3 million. Interest and penalties recognized at the FIN 48 adoption were $3.5 million. It is our policy to classify interest and penalties recognized on underpayment of income taxes as income tax expense. For the quarter ended March 31, 2007, our income tax provision included an additional $2.3 million of expense related to uncertain tax positions, which increased the long-term liability to $28.6 million. We expect that settlements for nearly all of the contractual cash obligations for liabilities for uncertain tax positions will occur more than five years in the future.
     Including tax positions for which we determined that the tax position would not meet the more-likely-than-not recognition threshold upon examination by the tax authorities based upon the technical merits of the position, the total estimated unrecognized tax benefit that, if recognized, would affect our effective tax rate was approximately $12 million. At this time, we does not believe that it is reasonably possible that there will be a material change in the estimated unrecognized tax benefits within the next twelve months.
Forward-Looking and Other Statements
     From time to time, we have made and may continue to make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements in this report relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results, performance or achievements to materially differ from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: (a) material adverse changes in economic or industry conditions generally, including global supply and demand conditions and prices for our specialty metals; (b) material adverse changes in the markets we serve, including the aerospace and defense, construction and mining, automotive, electrical energy, chemical process industry, oil and gas, and other markets; (c) our inability to achieve the level of cost savings, productivity improvements, synergies, growth or other benefits anticipated by management, including those anticipated from strategic investments and the integration of acquired businesses, whether due to significant increases in energy, raw materials or employee benefits costs, the possibility of project cost overruns or unanticipated costs and expenses, or other factors; (d) volatility of prices and availability of supply of the raw materials that are critical to the manufacture of our products; (e) declines in the value of our defined benefit pension plan assets or unfavorable changes in laws or regulations that govern pension plan funding; (f) significant legal proceedings or investigations adverse to us; and (g) the other risk factors summarized in our

Annual Report on Form 10-K for the year ended December 31, 2006, and other reports filed with the Securities and Exchange Commission. We assume no duty to update our forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market Risks associated with our business are discussed in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2006. There were no material changes in these Market Risks during the first quarter 2007.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of March 31, 2007, and they concluded that these controls and procedures are effective.
(b) Changes in Internal Controls
There was no change in our internal control over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures as of March 31, 2007, conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     A number of lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and health and safety, and stockholder matters. Certain of such lawsuits, claims and proceedings are described in our Annual Report on Form 10-K for the year ended December 31, 2006, and updated in Note 11 to the unaudited interim financial statements included herein. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Change in Securities, Use of Proceeds And Issuer Purchases of Equity Securities

(d) Maximum Number (or
Approximate Dollar
	(a) Total			Value) of Shares
	Number of		(c) Total Number of	(or Units)
	Shares (or		Shares (or Units)	that May Yet Be
	Units)	(b) Average Price	Purchased as Part of	Purchased
	Purchased	Paid per Share	Publicly Announced	Under the Plans or
Period	(1)	(or Unit)	Plans or Programs	Programs
Month 1 (1/1-1/31/07)	500,828	$98.98	0	0

Month 2 (2/1 — 2/28/07)	—	—

Month 3 (3/1 — 3/31/07)	—	—

Total	500,828	$98.98	0	0

(1)	Shares withheld to satisfy employee owed taxes under compensation plans.
Item 6. Exhibits
     (a) Exhibits

10.1	Allegheny Technologies Incorporated 2007 Incentive Plan for Selected Officers, Key Employees and Non-Employee Directors (filed herewith)*.

10.2	Key Executive Performance Plan, as amended February 21, 2007 (filed herewith)*.

10.3	Form of Total Shareholder Return Incentive Plan Agreement effective as of January 1, 2007 (filed herewith)*.

10.4	Form of Restricted Stock Agreement dated February 21, 2007 (filed herewith)*.

10.5	2007 Annual Incentive Plan (filed herewith)*.

10.6	Administrative Rules for the Non-Employee Director Restricted Stock Program effective as of May 2, 2007 (filed herewith)*.

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a — 14(a) or 15d — 14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a — 14(a) or 15d — 14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALLEGHENY TECHNOLOGIES INCORPORATED
(Registrant)

Date: May 3, 2007	By /s/ Richard J. Harshman
Richard J. Harshman
Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: May 3, 2007	By /s/ Dale G. Reid
Dale G. Reid
Vice President, Controller and Chief Accounting Officer and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

10.1	Allegheny Technologies Incorporated 2007 Incentive Plan for Selected Officers, Key Employees and Non-Employee Directors.

10.2	Key Executive Performance Plan, as amended February 21, 2007.

10.3	Form of Total Shareholder Return Incentive Plan Agreement effective as of January 1, 2007.

10.4	Form of Restricted Stock Agreement dated February 21, 2007.

10.5	2007 Annual Incentive Plan.

10.6	Administrative Rules for the Non-Employee Director Restricted Stock Program effective as of May 2, 2007.

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a — 14(a) or 15d — 14(a).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a — 14(a) or 15d — 14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350.