Form 10-Q
period 2007-06-30
ALLEGHENY TECHNOLOGIES INC
filed 2007-08-02
CIK 1018963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
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
Yes ☐     No ☑
At July 27, 2007, the registrant had outstanding 102,217,501 shares of its Common Stock.

ALLEGHENY TECHNOLOGIES INCORPORATED
SEC FORM 10-Q
QUARTER ENDED June 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$529.6	$502.3
Accounts receivable, net	709.9	610.9
Inventories, net	1,054.0	798.7
Deferred income taxes	26.4	26.6
Prepaid expenses and other current assets	34.7	49.4

Total Current Assets	2,354.6	1,987.9

Property, plant and equipment, net	980.2	871.7
Cost in excess of net assets acquired	209.4	206.5
Deferred income taxes	117.9	119.0
Prepaid pension cost	11.2	—
Other assets	112.8	95.4

Total Assets	$3,786.1	$3,280.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$445.3	$355.1
Accrued liabilities	229.9	241.6
Accrued income taxes	66.2	22.7
Short-term debt and current portion of long-term debt	22.2	23.7

Total Current Liabilities	763.6	643.1

Long-term debt	518.5	529.9
Retirement benefits	452.0	464.4
Other long-term liabilities	170.2	140.2

Total Liabilities	1,904.3	1,777.6

Stockholders’ Equity:
Preferred stock, par value $0.10: authorized- 50,000,000 shares; issued-none	—	—
Common stock, par value $0.10, authorized-500,000,000 shares; issued-102,404,256 shares at June 30, 2007 and 101,201,411 at December 31, 2006; outstanding-102,207,876 shares at June 30, 2007 and 101,201,328 shares at December 31, 2006	10.2	10.1
Additional paid-in capital	656.9	637.0
Retained earnings	1,524.1	1,166.6
Treasury stock: 196,380 shares at June 30, 2007 and 83 shares at December 31, 2006	(19.5)	—
Accumulated other comprehensive loss, net of tax	(289.9)	(310.8)

Total Stockholders’ Equity	1,881.8	1,502.9

Total Liabilities and Stockholders’ Equity	$3,786.1	$3,280.5

The accompanying notes are an integral part of these statements.

ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Sales	$1,471.3	$1,210.8	$2,843.9	$2,251.3

Costs and expenses:
Cost of sales	1,069.8	918.7	2,055.9	1,711.1
Selling and administrative expenses	72.7	75.4	150.8	148.3

Income before interest, other income (expense), and income taxes	328.8	216.7	637.2	391.9

Interest expense, net	(2.6)	(5.8)	(6.9)	(13.3)
Other income (expense)	(0.3)	(1.2)	0.2	(2.5)

Income before income tax provision	325.9	209.7	630.5	376.1

Income tax provision	119.4	65.4	226.2	125.3

Net income	$206.5	$144.3	$404.3	$250.8

Basic net income per common share	$2.03	$1.45	$3.98	$2.53

Diluted net income per common share	$2.00	$1.41	$3.93	$2.46

Dividends declared per common share	$0.13	$0.10	$0.26	$0.20

The accompanying notes are an integral part of these statements.

ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Operating Activities:
Net income	$404.3	$250.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48.6	39.9
Deferred income taxes	9.2	(5.6)
Change in operating assets and liabilities:
Inventories	(255.3)	(228.5)
Accounts receivable	(99.0)	(118.3)
Accounts payable	90.2	83.8
Accrued income taxes, net of tax benefits on share-based compensation	43.5	8.5
Retirement benefits	4.4	26.1
Accrued liabilities and other	(59.2)	(25.6)

Cash provided by operating activities	186.7	31.1

Investing Activities:
Purchases of property, plant and equipment	(151.5)	(103.5)
Asset disposals and other	4.2	1.5

Cash used in investing activities	(147.3)	(102.0)

Financing Activities:
Payments on long-term debt and capital leases	(9.6)	(5.9)
Net borrowings (repayments) under credit facilities	(3.4)	3.5

Net decrease in debt	(13.0)	(2.4)
Dividends paid	(26.5)	(20.0)
Tax benefits on share-based compensation	22.4	16.5
Exercises of stock options	5.0	27.3

Cash provided by (used in) financing activities	(12.1)	21.4

Increase (decrease) in cash and cash equivalents	27.3	(49.5)
Cash and cash equivalents at beginning of the year	502.3	362.7

Cash and cash equivalents at end of period	$529.6	$313.2

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
Recent Accounting Pronouncements
     In the 2007 first quarter, as required, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) titled “Accounting for Planned Major Maintenance Activities” (“FSP PMMA”). This FSP amends an AICPA Industry Audit guide and is applicable to all industries that accrue for planned major maintenance activities. The FSP PMMA prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities, which was the policy the Company previously used to record planned plant outage costs on an interim basis within a fiscal year, and also to record the costs of major equipment rebuilds which extend the life of capital equipment. The FSP PMMA was effective as of the beginning of ATI’s 2007 fiscal year, with retrospective application to all prior periods presented. Under the FSP PMMA, the Company reports results using the deferral method whereby major equipment rebuilds are capitalized as costs are incurred and amortized to expense over the estimated useful lives, and planned plant outage costs are fully recognized in the interim period of the outage. The adoption of the FSP PMMA on January 1, 2007, resulted in an increase in net property, plant and equipment of $4.1 million, a decrease in non-current deferred income tax assets of $5.8 million, a decrease in accrued liabilities of $2.4 million, a decrease in long-term liabilities of $9.6 million, and an increase to retained earnings of $10.3 million, net of related taxes. As required by the FSP PMMA, the Company’s financial statements have been restated to reflect this FSP as if this standard had been applied to the earliest period presented. As a result, net income for the three and six months ended June 30, 2006 increased $3.9 million, or $0.04 per share, and $7.9 million, or $0.08 per share, respectively.
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

Note 2. Inventories
     Inventories at June 30, 2007 and December 31, 2006 were as follows (in millions):

	June 30,	December 31,
	2007	2006

Raw materials and supplies	$214.4	$190.7
Work-in-process	1,180.8	931.7
Finished goods	173.3	148.0

Total inventories at current cost	1,568.5	1,270.4
Less allowances to reduce current cost values to LIFO basis	(509.3)	(466.7)
Progress payments	(5.2)	(5.0)

Total inventories, net	$1,054.0	$798.7

     Inventories are stated at the lower of cost (last-in, first-out (“LIFO”), first-in, first-out (“FIFO”), and average cost methods) or market, less progress payments. Most of the Company’s inventory is valued utilizing the LIFO costing methodology. Inventory of the Company’s non-U.S. operations is valued using average cost or FIFO methods. The effect of using the LIFO methodology to value inventory, rather than FIFO, increased cost of sales by $21.7 million for the 2007 second quarter and $42.6 million for the first six months of 2007, compared to $45.5 million for the 2006 second quarter and $52.4 million for the first six months of 2006. The LIFO inventory valuation reserve charge for the 2007 second quarter includes approximately $16 million associated with the effects of projected liquidations of LIFO inventory quantities carried at the lower costs prevailing in prior years as compared to current costs.
Note 3. Supplemental Financial Statement Information
     Property, plant and equipment at June 30, 2007 and December 31, 2006 were as follows (in millions):

	June 30,	December 31,
	2007	2006

Land	$24.2	$23.9
Buildings	245.2	242.1
Equipment and leasehold improvements	1,834.1	1,690.3

	2,103.5	1,956.3
Accumulated depreciation and amortization	(1,123.3)	(1,084.6)

Total property, plant and equipment, net	$980.2	$871.7

Note 4. Debt
     Debt at June 30, 2007 and December 31, 2006 was as follows (in millions):

	June 30,	December 31,
	2007	2006

Allegheny Technologies $300 million 8.375% Notes due 2011, net (a)	$305.9	$306.5
Allegheny Ludlum 6.95% debentures, due 2025	150.0	150.0
Promissory note for J&L asset acquisition	48.4	54.0
Domestic Bank Group $325 million secured credit agreement	—	—
Foreign credit agreements	21.5	24.2
Industrial revenue bonds, due through 2020	10.9	10.9
Capitalized leases and other	4.0	8.0

Total short-term and long-term debt	540.7	553.6
Short-term debt and current portion of long-term debt	(22.2)	(23.7)

Total long-term debt	$518.5	$529.9

(a)	Includes fair value adjustments for settled interest rate swap contracts of $9.6 million at June 30, 2007 and $10.5 million at December 31, 2006.
     Interest expense was $17.7 million and $19.8 million for the six months ended June 30, 2007 and 2006, respectively. Interest expense was reduced by $3.2 million and $2.2 million for the six months ended June 30, 2007 and 2006, respectively, for interest capitalization on capital projects. Net interest expense includes interest income of $10.8 million and $6.5 million for the six months ended June 30, 2007 and 2006, respectively.
     The Company had a $325 million senior secured domestic revolving credit facility (“the former facility”), which was secured by all accounts receivable and inventory of its U.S. operations, and included capacity for up to $175 million in letters of credit. As of June 30, 2007, there had been no borrowings made under the former facility, although a portion of the former facility was used to support approximately $81 million in letters of credit. In addition, STAL, the Company’s Chinese joint venture company in which ATI has a 60% interest, had approximately $17 million in letters of credit outstanding as of June 30, 2007, related to the expansion of its operations in Shanghai, China. These letters of credit are supported solely by STAL’s financial capability without any guarantees from the joint venture partners.
     Effective July 31, 2007, the Company replaced the existing $325 million senior secured domestic revolving credit facility with a new five-year $400 million senior unsecured domestic revolving credit facility (“the new unsecured facility”). The new unsecured facility includes a $200 million sublimit for the issuance of letters or credit. Under the new unsecured facility, the Company may increase the size of the credit facility by up to $100 million without seeking the further approval of the lending group. The new unsecured facility requires the Company to maintain a leverage ratio (consolidated total indebtedness divided by consolidated earnings before interest, taxes and depreciation and amortization) of not greater than 3.25, and maintain an interest coverage ratio (consolidated earnings before interest and taxes divided by interest expense) of not less than 2.0.
     Borrowings or letter of credit issuance under the new unsecured facility bear interest at the Company’s option at either: (1) the one-, two-, three- or six-month LIBOR rate plus a margin ranging from 0.625% to 1.25% depending upon the value of the leverage ratio as defined by the new unsecured facility agreement; or (2) a base rate announced from time-to-time by the lending group (i.e. the Prime lending rate). In addition, the new unsecured facility contains a facility fee of 0.15% to 0.30% depending upon the value of the leverage ratio, and a letter of credit issuance fee of 0.125%. The Company’s overall borrowing costs under the new unsecured facility are not affected by changes in the Company’s credit ratings.

Note 5. Per Share Information
     The following table sets forth the computation of basic and diluted net income per common share (in millions, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Numerator for basic and diluted net income per common share — net income	$206.5	$144.3	$404.3	$250.8

Denominator:
Denominator for basic net income per common share-weighted average shares	101.8	99.7	101.6	99.2
Effect of dilutive securities:
Option equivalents	0.6	1.2	0.6	1.4
Contingently issuable shares	0.6	1.5	0.7	1.5

Denominator for diluted net income per common share — adjusted weighted average shares and assumed conversions	103.0	102.4	102.9	102.1

Basic net income per common share	$2.03	$1.45	$3.98	$2.53

Diluted net income per common share	$2.00	$1.41	$3.93	$2.46

     For the quarter and six months ended June 30, 2007, there were no weighted average shares issuable upon the exercise of stock options which were antidilutive. The 2006 quarter and six month periods included a negligible amount of antidilutive weighted average shares issuable upon the exercise of stock options.
Note 6. Comprehensive Income
     The components of comprehensive income, net of tax, were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income	$206.5	$144.3	$404.3	$250.8

Foreign currency translation gains	3.1	18.1	11.1	21.8
Unrealized gains (losses) on energy, raw material and currency hedges, net of tax	(19.5)	4.4	(7.9)	(6.4)
Retirement benefits	5.6	—	18.2	—
Unrealized gains (losses) on securities	(0.9)	0.1	(0.5)	0.1

	(11.7)	22.6	20.9	15.5

Comprehensive income	$194.8	$166.9	$425.2	$266.3

Note 7. Income Taxes
     Results for the second quarter 2007 included a provision for income taxes of $119.4 million, or 36.6% of income before tax, compared to an income tax provision of $65.4 million, or 31.2% of income before tax, for the comparable 2006 quarter. The second quarter 2006 benefited from the elimination of a $10.2 million deferred tax valuation allowance with respect to certain state tax credits. The income tax provision for the six months ended June 30, 2007 was $226.2 million, or 35.9% of income before tax, compared to an income tax provision of $125.3 million, or 33.3% of tax for the comparable prior year period.

     As required, the Company adopted FIN 48 on January 1, 2007. As a result of implementing this Interpretation, the Company recognized a $19.4 million increase in the long-term liability for unrecognized tax benefits, and a $13.8 million increase in deferred tax assets for tax positions which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The net result of these recognized assets and liabilities was a reduction to beginning retained earnings of $5.6 million. Including liabilities recognized in the FIN 48 adoption, the Company’s total liabilities for unrecognized tax benefits at January 1, 2007 were $26.3 million. Interest and penalties recognized at the FIN 48 adoption were $3.5 million. It is the Company’s policy to classify interest and penalties recognized on underpayment of income taxes as income tax expense. For the six months ended June 30, 2007, the Company’s income tax provision included $6.8 million of expense related to uncertain tax positions including $1.0 million of interest and penalties, which increased the long-term liability to $33.1 million, which included $4.5 million of interest and penalties.
     Including tax positions for which the Company determined that the tax position would not meet the more-likely-than-not recognition threshold upon examination by the tax authorities based upon the technical merits of the position, the total estimated unrecognized tax benefit that, if recognized, would affect the Company’s effective tax rate was approximately $16 million. At this time, the Company does not believe that it is reasonably possible that there will be a material change in the estimated unrecognized tax benefits within the next twelve months.
     The Company, and/or one of its subsidiaries, files income tax returns in the U.S. Federal jurisdiction and in various states and foreign jurisdictions. A summary of tax years that remain subject to examination, by major tax jurisdiction, is as follows:

Earliest Year
Open to
Jurisdiction	Examination
U.S. Federal	2003
States:
Pennsylvania	2003
North Carolina	2003
Texas	2002
Foreign:
Germany	2000
United Kingdom	2005
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

For the three months and six months ended June 30, 2007 and 2006, the components of pension expense for the Company’s defined benefit plans and components of other postretirement benefit expense included the following (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Pension Benefits:
Service cost — benefits earned during the year	$6.9	$7.1	$13.8	$14.2
Interest cost on benefits earned in prior years	31.8	32.0	63.7	64.1
Expected return on plan assets	(46.7)	(40.6)	(93.4)	(81.2)
Amortization of prior service cost	4.4	4.8	8.8	9.6
Amortization of net actuarial loss	7.8	12.6	15.6	25.2

Total pension expense	$4.2	$15.9	$8.5	$31.9

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Other Postretirement Benefits:
Service cost — benefits earned during the year	$0.7	$0.7	$1.5	$1.4
Interest cost on benefits earned in prior years	7.8	7.9	15.5	16.0
Expected return on plan assets	(1.8)	(1.6)	(3.6)	(3.2)
Amortization of prior service cost (credit)	(5.5)	(6.6)	(11.7)	(13.2)
Amortization of net actuarial loss	2.1	4.0	4.9	8.0

Total other postretirement benefit expense	$3.3	$4.4	$6.6	$9.0

Total retirement benefit expense	$7.5	$20.3	$15.1	$40.9

Note 9. Business Segments
     Following is certain financial information with respect to the Company’s business segments for the periods indicated (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Total sales:
High Performance Metals	$612.6	$486.1	$1,131.3	$917.4
Flat-Rolled Products	822.3	667.5	1,633.0	1,206.3
Engineered Products	115.6	114.4	233.4	229.5

	1,550.5	1,268.0	2,997.7	2,353.2

Intersegment sales:
High Performance Metals	54.9	35.9	96.2	55.1
Flat-Rolled Products	17.7	16.7	44.7	38.3
Engineered Products	6.6	4.6	12.9	8.5

	79.2	57.2	153.8	101.9

Sales to external customers:
High Performance Metals	557.7	450.2	1,035.1	862.3
Flat-Rolled Products	804.6	650.8	1,588.3	1,168.0
Engineered Products	109.0	109.8	220.5	221.0

	$1,471.3	$1,210.8	$2,843.9	$2,251.3

Operating profit:
High Performance Metals	$180.2	$157.2	$347.7	$302.4
Flat-Rolled Products	166.3	86.5	326.5	138.0
Engineered Products	10.7	15.2	23.3	33.0

Total operating profit	357.2	258.9	697.5	473.4

Corporate expenses	(17.4)	(18.0)	(38.4)	(31.9)
Interest expense, net	(2.6)	(5.8)	(6.9)	(13.3)
Other expense, net of gains on asset sales	(3.8)	(5.1)	(6.6)	(11.2)
Retirement benefit expense	(7.5)	(20.3)	(15.1)	(40.9)

Income before income taxes	$325.9	$209.7	$630.5	$376.1

     The adoption of FSP PMMA on January 1, 2007 resulted in restating prior periods as if this standard had been applied to the earliest period presented. For the quarter and six months ended June 30, 2006, the restatement had the following effect on operating profit by business segment: High Performance Metals increased $2.0 million and $4.5 million, respectively, Flat-Rolled Products increased $4.2 million and $7.7 million, respectively, and Engineered Products had no change in the second quarter 2006 and increased $0.2 million in the first half 2006. Segment operating profit and income before income taxes for the quarter and six months ended June 30, 2006 increased $6.2 million and $12.4 million, respectively.
     Retirement benefit expense represents pension expense and other postretirement benefit expense. Operating profit with respect to the Company’s business segments excludes any retirement benefit expense.
     In March 2007, the Company reached early resolution on new labor agreements for ATI Allegheny Ludlum and ATI’s Allvac Albany, OR employees. Operating profit for the six months ended June 30, 2007 for the High Performance Metals and Flat-Rolled Products segments was negatively impacted by $0.7 million and $4.8 million, respectively, of pre-tax, one-time costs related to the new labor agreements.
     Corporate expenses for the three months ended June 30, 2007 were $17.4 million, compared to $18.0 million for the comparable period of 2006. This decrease was primarily due to lower expenses associated with long-term performance-based cash incentive compensation programs. For the six months ended June 30, 2007, corporate expenses increased to $38.4 million compared to $31.9 million primarily related to annual and long-term performance-based incentive compensation programs.

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

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
June 30, 2007

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and cash equivalents	$0.4	$164.3	$364.9	$—	$529.6
Accounts receivable, net	0.3	295.5	414.1	—	709.9
Inventories, net	—	385.8	668.2	—	1,054.0
Deferred income taxes	26.4	—	—	—	26.4
Prepaid expenses and other current assets	0.7	6.0	28.0	—	34.7

Total current assets	27.8	851.6	1,475.2	—	2,354.6
Property, plant and equipment, net	1.0	333.1	646.1	—	980.2
Cost in excess of net assets acquired	—	112.1	97.3	—	209.4
Deferred income taxes	117.9	—	—	—	117.9
Prepaid pension cost	11.2	—	—	—	11.2
Investments in subsidiaries and other assets	3,512.5	1,010.9	1,087.3	(5,497.9)	112.8

Total assets	$3,670.4	$2,307.7	$3,305.9	$(5,497.9)	$3,786.1

Liabilities and stockholders’ equity:
Accounts payable	$4.8	$236.9	$203.6	$—	$445.3
Accrued liabilities	1,372.2	72.0	592.0	(1,806.3)	229.9
Accrued income taxes	66.2	—	—	—	66.2
Short-term debt and current portion of long-term debt	—	10.8	11.4	—	22.2

Total current liabilities	1,443.2	319.7	807.0	(1,806.3)	763.6
Long-term debt	305.9	389.6	23.0	(200.0)	518.5
Retirement benefits	11.3	273.4	167.3	—	452.0
Other long-term liabilities	28.2	16.7	125.3	—	170.2

Total liabilities	1,788.6	999.4	1,122.6	(2,006.3)	1,904.3

Total stockholders’ equity	1,881.8	1,308.3	2,183.3	(3,491.6)	1,881.8

Total liabilities and stockholders’ equity	$3,670.4	$2,307.7	$3,305.9	$(5,497.9)	$3,786.1

Note 10. CONTINUED
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Income
For the six months ended June 30, 2007

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Sales	$—	$1,480.4	$1,363.5	$—	$2,843.9
Cost of sales	5.1	1,146.5	904.3	—	2,055.9
Selling and administrative expenses	50.9	20.9	79.0	—	150.8
Interest income (expense), net	(9.8)	(2.5)	5.4	—	(6.9)
Other income (expense) including equity in income of unconsolidated subsidiaries	696.3	15.4	(3.9)	(707.6)	0.2

Income before income tax provision	630.5	325.9	381.7	(707.6)	630.5
Income tax provision	226.2	122.6	128.2	(250.8)	226.2

Net income	$404.3	$203.3	$253.5	$(456.8)	$404.3

Condensed Statements of Cash Flows
For the six months ended June 30, 2007

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) operating activities	$(0.8)	$26.8	$160.7	$—	$186.7
Cash flows used in investing activities	(0.2)	(32.9)	(114.2)	—	(147.3)
Cash flows provided by (used in) financing activities	0.9	(5.6)	(7.4)	—	(12.1)

Increase (decrease) in cash and cash equivalents	$(0.1)	$(11.7)	$39.1	$—	$27.3

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

Note 10. CONTINUED
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Income
For the six months ended June 30, 2006

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Sales	$—	$1,099.8	$1,151.5	$—	$2,251.3
Cost of sales	21.5	955.5	734.1	—	1,711.1
Selling and administrative expenses	52.1	20.2	76.0	—	148.3
Interest expense, net	(16.6)	1.5	1.8	—	(13.3)
Other income (expense) including equity in income of unconsolidated subsidiaries	466.3	1.6	(4.1)	(466.3)	(2.5)

Income before income tax provision	376.1	127.2	339.1	(466.3)	376.1
Income tax provision	125.3	48.1	112.6	(160.7)	125.3

Net income	$250.8	$79.1	$226.5	$(305.6)	$250.8

Condensed Statements of Cash Flows
For the six months ended June 30, 2006

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) operating activities	$(23.8)	$19.6	$35.3	$—	$31.1

Cash flows used in investing activities	(0.6)	(22.0)	(79.4)	—	(102.0)

Cash flows provided by (used in) financing activities	23.8	(0.1)	(2.3)	—	21.4

Decrease in cash and cash equivalents	$(0.6)	$(2.5)	$(46.4)	$—	$(49.5)

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
     At June 30, 2007, the Company’s reserves for environmental remediation obligations totaled approximately $24 million, of which approximately $12 million were included in other current liabilities. The reserve includes estimated probable future costs of $10 million for federal Superfund and comparable state-managed sites; $8 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $4 million for owned or controlled sites at which Company operations have been discontinued; and $2 million for sites utilized by the Company in its ongoing operations. The Company continues to evaluate whether it may be able to recover a portion of future costs for environmental liabilities from third parties.
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
     TDY has conducted an environmental assessment of the San Diego facility pursuant to an October 2004 Order, as revised and amended, from the San Diego Regional Water Quality Control Board (“Regional Board”). TDY will perform remediation activities pursuant to the Order. At June 30, 2007, the Company had adequate reserves for these matters. However, the cost of the remediation cannot be predicted with certainty and could have a material adverse affect on the Company’s results of operations and financial condition.
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
     Reserves for restructuring charges recorded in prior years involving future payments were approximately $2 million at June 30, 2007 and $3 million at December 31, 2006. The reserves relate to severance obligations and environmental exit costs.
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
Results of Operations
     We operate in three business segments: High Performance Metals, Flat-Rolled Products, and Engineered Products. These segments represented the following percentages of our total revenues and segment operating profit for the first six months of 2007 and 2006:

	2007		2006
		Operating		Operating
	Revenue	Profit	Revenue	Profit
High Performance Metals	36%	50%	38%	64%

Flat-Rolled Products	56%	47%	52%	29%

Engineered Products	8%	3%	10%	7%

     Sales for the second quarter 2007 were $1.47 billion, an increase of 21.5% compared to the second quarter 2006, and 7% higher than the first quarter 2007. Compared to the 2006 second quarter, sales for the 2007 second quarter increased 24% in both the High Performance Metals and Flat-Rolled Products segments, and were essentially flat for the Engineered Products segment. For the first six months of 2007, sales were $2.84 billion, a 26% increase over the first six months of 2006. Sales increased 20% in the High Performance Metals segment and 36% in the Flat-Rolled Products segment, while Engineered Products segment sales were unchanged, compared to the first six months of 2006. Over 63% of year-to-date sales were generated by our key growth markets, namely aerospace and defense, chemical process industry, oil and gas, and electrical energy. Total shipments of ATI’s titanium and titanium alloy products were 8.8 million pounds in the second quarter, nearly 14% higher than the second quarter 2006 and 2% higher than the first quarter 2007. Aerospace and defense was the largest of our markets at 30% of year-to-date 2007 sales. Our international sales growth continued, as direct international sales for the first six months of 2007 were $718.2 million, or 25.3% of total sales.
     Segment operating profit for the second quarter 2007 was a record $357.2 million, an increase of $98.3 million, or 38%, compared to the second quarter 2006, as a result of strong performance in the High Performance Metals and Flat-Rolled Products business segments. For the first six months of 2007, segment operating profit was $697.5 million, an increase of $224.1 million, or 47%, over the first six months of 2006. Operating performance in 2007 continued to benefit from strong end-market demand and higher selling prices for most of our products, and from reduced costs and improved productivity resulting from ATI Business System initiatives. Segment operating profit as a percentage of sales for the three month and six month periods ended June 30, 2007 and 2006 were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

High Performance Metals	32.3%	34.9%	33.6%	35.1%
Flat-Rolled Products	20.7%	13.3%	20.6%	11.8%
Engineered Products	9.8%	13.8%	10.6%	14.9%
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
     Results for the second quarter 2007 included a LIFO inventory valuation reserve charge of $21.7 million, due primarily to higher nickel and nickel-bearing scrap prices. For the same 2006 period, the LIFO inventory valuation reserve charge was $45.5 million. For the first six months of 2007, LIFO inventory valuation reserve charges were $42.6 million, compared to $52.4 million for the comparable 2006 period.

     Second quarter 2007 cost reductions, before the effects of inflation, totaled $26.6 million. Year-to-date cost reductions, before the effects of inflation, totaled $54.3 million.
     Income before tax for the second quarter 2007 was $325.9 million, an increase of $116.2 million compared to the second quarter 2006. Net income for the second quarter 2007 was $206.5 million, or $2.00 per share, compared to the second quarter 2006 of $144.3 million, or $1.41 per share. Second quarter 2007 results include an income tax provision of $119.4 million, or 36.6% of income before tax. Second quarter 2006 results include an income tax provision of $65.4 million, or 31.2% of income before tax, which benefited from a $10.2 million reduction of the deferred tax valuation allowance due to the expected future realization of state income tax credits.
     In the first quarter 2007, we entered into new four-year labor agreements with United Steelworkers represented employees at ATI Allegheny Ludlum and at ATI’s Albany, OR titanium operations. The new agreements expire on June 30, 2011, and succeeded contracts that ran through June 30, 2007. The new agreements include wage and benefit increases that are in line with anticipated inflation. The ATI Allegheny Ludlum contract provides for profit sharing above a specified minimum pre-tax profit at the ATI Allegheny Ludlum operations, and is capped to provide for no more than $20 million of profit sharing payments under this provision over the four-year life of the contract. Any profit sharing payments made under this provision are contributed to an independently administered VEBA (Voluntary Employee Benefit Association) trust. As a result of the new agreements, we recognized a non-recurring charge of $5.8 million, or $3.7 million after-tax, in the first half 2007, which is primarily reflected in the operating results of the High Performance Metals and Flat-Rolled Products business segments.
     Income before tax for the first six months of 2007 was $630.5 million, a 68% increase over the first six months of 2006. Net income for the six months ended June 30, 2007 was $404.3 million, or $3.93 per share, compared to $250.8 million, or $2.46 per share for the first half of 2006. First half 2007 results include an income tax provision of $226.2 million, or 35.9% of income before tax, which included the benefit of a $4.2 million reduction in the valuation allowances associated with state deferred tax assets recorded in the first quarter 2007. Results for the first six months of 2006 include an income tax provision of $125.3 million, or 33.3% of income before tax, and benefited from the second quarter 2006 $10.2 million deferred tax adjustment.
     Looking ahead, we expect ATI’s overall performance in the second half 2007 to be at least as good as that achieved in the first half 2007, with fourth quarter earnings stronger than the third quarter. We expect third quarter earnings to reflect higher costs of approximately $0.07 to $0.09 per share associated with scheduled major maintenance outages at several plants. The second half 2007 could be impacted by continued volatility in raw materials costs. In our High Performance Metals segment, titanium alloy shipments under long-term agreements are expected to continue to grow with the robust aerospace build rate. We also expect key growth markets in our Flat-Rolled Products segment to remain strong in 2007. We expect third quarter flat-rolled products shipments to be comparable to the second quarter. Flat-rolled products orders and shipments should improve once the price of nickel stabilizes.
High Performance Metals Segment
     Sales increased 24% to a record $557.7 million, compared to the second quarter 2006. Demand for our titanium alloys, nickel-based superalloys, and vacuum-melted specialty alloys was strong from the aerospace and defense, and oil and gas markets. Demand was strong for our exotic alloys from the global chemical process industry, aerospace and defense, and nuclear electrical energy markets. Segment operating profit in the quarter increased to $180.2 million, or 32.3% of sales, a $23.0 million increase compared to the second quarter 2006.
     Sales of our titanium and titanium alloys continued to grow. High Performance Metals segment titanium product shipments in the second quarter 2007 were 16% higher than the second quarter 2006 and 10% higher than the first quarter 2007. Part of this increase is due to the expanding use of titanium in airframes. Specifically, in the second quarter 2007, sales of our titanium alloys to airframe customers were 43% higher than the first quarter 2007 and more than four times higher than the second quarter 2006. Nickel-based and specialty alloys shipments in the second quarter 2007 were 6% higher than the second quarter 2006 and 14% higher than the first quarter 2007 driven largely by increased demand from the jet engine market. Exotic alloys shipments in the second quarter 2007 were 39% higher than the second quarter 2006 and 45% higher than the first quarter 2007 driven by strong demand from the global chemical process industry and nuclear energy markets, and by strong demand from aerospace and defense. Average selling prices in the second quarter 2007 compared to the second quarter 2006 decreased 7% for titanium products due primarily to reduced index pricing associated with lower scrap raw material costs. Average selling prices in the second quarter 2007 compared to the second quarter 2006 increased 43% for nickel-based and specialty alloys due primarily to improved product mix and increased index pricing associated with higher raw material costs, primarily nickel. Average selling prices in the second quarter 2007 compared to the second quarter 2006 for exotic alloys decreased by 7% primarily due to product mix.
     The increase in operating profit primarily resulted from increased shipments and the benefits of gross cost reductions. Raw material cost inflation and higher inventory levels resulted in a LIFO inventory valuation reserve charge of $1.6 million in the second quarter 2007, compared to an $18.5 million charge in the second quarter 2006.
     The High Performance Metals segment benefited from year-to-date 2007 gross cost reductions of $19.6 million, before the effects of inflation.
     Certain comparative information on the segment’s major products for the three months ended June 30, 2007 and 2006 is provided in the following table:

	Three Months Ended
	June 30,		%
	2007	2006	Change

Volume (000’s pounds):
Nickel-based and specialty alloys	11,837	11,162	6%
Titanium mill products	7,809	6,735	16%
Exotic alloys	1,426	1,028	39%

Average prices (per pound):
Nickel-based and specialty alloys	$19.75	$13.84	43%
Titanium mill products	$31.75	$34.05	(7)%
Exotic alloys	$38.66	$41.77	(7)%
     For the six months ended June 30, 2007, segment sales increased 20% to $1.04 billion. Operating profit was $347.7 million for the six months ended June 30, 2007, or 33.6% of sales, compared to $302.4 million, or 35.1% of sales, for the comparable prior year to date period. Results for the first half of 2007 included a LIFO inventory valuation reserve charge of $8.2 million, compared to a charge of $25.4 million in the 2006 period.
     Certain comparative information on the segment’s major products for the six months ended June 30, 2007 and 2006 is provided in the following table:

	Six Months Ended
	June 30,		%
	2007	2006	Change

Volume (000’s pounds):
Nickel-based and specialty alloys	22,189	22,139	—%
Titanium mill products	14,877	13,126	13%
Exotic alloys	2,411	2,205	9%

Average prices (per pound):
Nickel-based and specialty alloys	$18.89	$13.38	32%
Titanium mill products	$32.29	$32.85	(5)%
Exotic alloys	$40.65	$39.92	1%

Flat-Rolled Products Segment
     Second quarter 2007 sales were $804.6 million, 24% higher than the second quarter 2006, as significantly higher raw material surcharges and improved product mix offset a 29% decrease in pounds shipped. Demand was strong for our specialty and titanium sheet, specialty plate, and grain oriented silicon electrical steel products from the chemical process industry, oil and gas, electrical energy markets, and aerospace and defense markets. Demand for stainless sheet commodity products was lower primarily due to U.S. service center customers reducing inventories and remaining cautious due to volatile nickel costs and the related surcharges. While total high-value products shipments were 8% lower than the second quarter 2006, shipments of specialty and titanium sheet, specialty plate, and grain-oriented silicon electrical steel increased 4%. Average transaction prices, which include surcharges, were 73% higher. Segment operating profit increased to $166.3 million, or 20.7% of sales, a $79.8 million increase compared to the second quarter 2006. The significant increase in operating profit was primarily as a result of improved product mix for higher value products and the benefit of gross cost reductions. Raw material cost inflation, primarily nickel and nickel-bearing scrap, resulted in a LIFO inventory valuation reserve charge of $20.2 million in the second quarter 2007, compared to a LIFO inventory valuation reserve charge of $27.0 million in the second quarter 2006. The Flat-Rolled Products segment benefited from year-to-date 2007 gross cost reductions of $30.5 million, before the effects of inflation.
     Comparative information on the segment’s products for the three months ended June 30, 2007 and 2006 is provided in the following table:

	Three Months Ended
	June 30,		%
	2007	2006	Change

Volume (000’s pounds):
High value	120,869	130,905	(8)%
Commodity	149,437	248,248	(40)%

Total	270,306	379,153	(29)%

Average prices (per lb.):
High value	$3.34	$2.35	42%
Commodity	$2.63	$1.37	92%
Combined Average	$2.95	$1.71	73%
     For the six months ended June 30, 2007, Flat-Rolled Products sales increased 36%, to $1.6 billion, and operating profit was $326.5 million, or 20.6% of sales, compared to $138.0 million, or 11.8% of sales, for the prior year-to-date period. Average prices for the first half 2007, which include surcharges, were 46% higher than the same period of last year. Our key global growth markets, specifically chemical process industry, oil and gas, electrical energy, and aerospace and defense, accounted for nearly 50% of year-to-date segment sales. Segment results for the 2007 year-to-date period included a LIFO inventory reserve charge of $34.2 million, compared to a prior year LIFO inventory reserve charge of $27.0 million in 2006, due primarily to higher nickel and nickel-bearing scrap raw material costs.
     Comparative information on the segment’s products for the six months ended June 30, 2007 and 2006 is provided in the following table:

	Six Months Ended
	June 30,		%
	2007	2006	Change
Volume (000’s pounds):
High value	248,677	258,663	(4)%
Commodity	311,117	433,693	(28)%

Total	559,794	692,356	(19)%

Average prices (per lb.):
High value	$3.28	$2.29	53%
Commodity	$2.46	$1.31	31%
Combined Average	$2.82	$1.68	46%

Engineered Products Segment
     Sales of $109.0 million were comparable to the second quarter 2006. Demand for our tungsten and tungsten carbide products was strong from the power generation, and medical markets, and demand was soft from the oil and gas market for down-hole drilling applications. Demand was strong for our forged products from the construction and mining, and oil and gas markets, and demand was soft from the transportation market, primarily for Class 8 trucks. Demand for our cast products was strong from the wind energy market, and was good from the transportation and oil and gas markets. Demand remained very strong for our titanium precision metal processing conversion services.
     Segment operating profit in the second quarter 2007 was $10.7 million, or 9.8% of sales, compared to $15.2 million, or 13.8% of sales for the comparable 2006 period. The decline in operating profit was primarily due to the slower than planned ramp up of the use of ore in producing ammonium paratungstate (APT) in our newly expanded APT plant. This forced us to consume more scrap in the production of APT, which drove scrap material costs higher than expected in the quarter. While we are now self-sufficient for our APT needs, including the flexibility to use either tungsten or ore scrap to produce APT, we do not expect to see significant improvement in this segment until the fourth quarter 2007. LIFO inventory valuation reserve charges were not significant for either the second quarter 2007 or 2006.
     For the six months ended June 30, 2007, sales were comparable to the prior year at $220.5 million, and operating profit was $23.2 million, or 10.6% of sales, compared to $33.0 million, or 14.9% of sales in 2006. Operating results for the first half of 2007 include LIFO inventory valuation reserve charges of $0.2 million, whereas the first six months of 2006 do not include any LIFO reserve changes. Operating results for the first half 2007 were negatively impacted by higher purchased raw material costs and APT plant start-up costs.
     The Engineered Products segment benefited from 2007 gross cost reductions of $4.2 million, before the effects of inflation.
Corporate Items
     Corporate expenses declined to $17.4 million for the second quarter of 2007, compared to $18.0 million in the year-ago period. For the six months ended June 30, 2007, corporate expenses were $38.4 million compared to $31.9 million in the prior year-to-date period. Changes in corporate expenses for the quarter and six month periods are primarily due to expenses associated with annual and long-term performance-based incentive compensation programs. Compensation expense related to share-based incentive plans for three months ended June 30, 2007 and 2006 was $4.3 million and $2.8 million, respectively. For the six months ended June 30, 2007 and 2006, share-based incentive plans compensation expense was $9.2 million and $5.9 million, respectively.
     Net interest expense in the second quarter 2007 decreased to $2.6 million from $5.8 million for the same period last year. For the six months ended June 30, 2007, net interest expense was $6.9 million compared to $13.3 million in the prior year-to-date period. These decreases in net interest expense were primarily due to increased interest income resulting from higher cash balances and capitalized interest. Increased capital expenditures associated with strategic investments to expand our production capabilities resulted in higher capitalization of interest costs on capital projects. As a result of capitalization of interest costs, interest expense was reduced by $3.2 million in the first six months of 2007, and by $2.2 million in the first six months of 2006.
     Other expense, net of gains on asset sales, includes charges incurred in connection with closed operations, pretax gains and losses on the sale of surplus real estate and other assets, and other non-operating income or expense. These items are presented primarily in selling and administration expenses, and in other income (expense) in the statement of income and resulted in other expense of $3.8 million for the second quarter of 2007 and $5.1 million for the second quarter of 2006. For the six months ended June 30, 2007, other expense, net of gains on asset sales was $6.6 million, compared to $11.2 million for the comparable 2006 period.
     Retirement benefit expense decreased to $7.5 million in the second quarter 2007, compared to $20.3 million in the second quarter 2006, primarily as a result of higher than expected returns on plan assets in 2006 and the positive benefits of the 2006 voluntary pension contribution. For the second quarter 2007, the amount of retirement benefit expense included in cost of sales was $5.1 million, and the amount included in selling and administrative expenses was $2.4 million. For the second quarter 2006, the amount of retirement benefit expense included in cost of sales was $14.0 million, and the amount included in selling and administrative expenses was $6.3 million.

     For the six months ended June 30, 2007 retirement benefit expense was $15.1 million, compared to $40.9 million in the same period of 2006. Retirement benefit expense increased cost of sales for the six months ended June 2007 by $10.1 million, and increased selling and administrative expenses by $5.0 million. For the six months ended June 2006, retirement benefit expenses increased cost of sales by $27.4 million and increased selling and administrative expenses by $13.5 million.
     We are not required to make cash contributions to our U.S. defined benefit pension plan for 2007 and, based on current regulations and actuarial studies, we do not expect to be required to make cash contributions to our U.S. defined benefit pension plan for at least the next several years. However, we may elect, depending upon investment performance of the pension plan assets and other factors, to make voluntary cash contributions to this pension plan in the future.
Income Taxes
     Results for the second quarter 2007 included a provision for income taxes of $119.4 million, or 36.6% of income before tax, compared to an income tax provision of $65.4 million or 31.2% of income before tax for the second quarter 2006. For the first half 2007, the provision for income taxes was $226.2 million, or 35.9% of sales, compared to $125.3 million, or 33.3% of sales, for the first half 2006. The first quarter 2007 benefited from a $4.2 million reduction in the valuation allowances associated with state deferred tax asset as a result of the increased profitability of the Flat-Rolled Products segment. The second quarter 2006 benefited from the elimination of a $10.2 million deferred tax valuation allowance with respect to certain state tax credits.
Financial Condition and Liquidity
Cash Flow and Working Capital
     During the six months ended June 30, 2007, cash provided by operating activities was $186.7 million, as the significant improvement in operating earnings more than offset a $318.7 million investment in managed working capital. Investing activities included capital expenditures of $151.5 million. Cash used in financing activities was $12.1 million in the first half 2007, as dividend payments of $26.5 million and a reduction in borrowings of $13.0 million were partially offset by $5.0 million of proceeds received from the exercise of stock options and tax benefits on share-based compensation of $22.4 million. At June 30, 2007, cash and cash equivalents totaled $529.6 million, an increase of $27.3 million from year end 2006.
     As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable and gross inventories, less accounts payable. In measuring performance in controlling this managed working capital, we exclude the effects of LIFO inventory valuation reserves, excess and obsolete inventory reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. At June 30, 2007, managed working capital was 31.5% of annualized sales, compared to 29.0% of annualized sales at December 31, 2006. During the first six months of 2007, managed working capital increased by $318.7 million, to $1,900.9 million. The investment in managed working capital resulted from a $98.7 million increase in accounts receivable, which reflects the significantly higher level of sales in the second quarter 2007 compared to the fourth quarter 2006, and a $309.1 million increase in inventory mostly as a result of increased operating volumes and higher raw material costs, partially offset by a $89.1 million increase in accounts payable. Most of the increase in raw material costs is expected to be recovered through surcharge and index pricing mechanisms. Managed working capital has increased $1.05 billion since the end of 2004, as our level of business activity has increased significantly and the cost of most of the raw materials we use to manufacture our products have significantly increased. This increase in managed working capital is expected to represent a future source of cash if the level of business activity or the cost of the raw materials we use were to decline. Accounts receivable and inventory balances have increased during 2007, compared to year-end 2006. However, days sales outstanding, which measures actual collection timing for accounts receivable, have stayed relatively constant. In addition, gross inventory turns, which exclude the effect of LIFO inventory valuation reserves, have declined due primarily to a shift in mix to more value-added products, which have a longer manufacturing process.

The components of managed working capital were as follows:

(in millions)	June 30,	December 31,
	2007	2006

Accounts receivable	$709.9	$610.9
Inventories	1,054.0	798.7
Accounts payable	(445.3)	(355.1)

Subtotal	1,318.6	1,054.5

Allowance for doubtful accounts	5.7	5.7
LIFO reserves	509.3	466.7
Corporate and other	67.3	55.3

Managed working capital	$1,900.9	$1,582.2

Annualized prior two months sales	$6,038.4	$5,453.5

Managed working capital as a % of annualized sales	31.5%	29.0%

Change in managed working capital from December 31, 2006	$318.7

Capital Expenditures
     Capital expenditures for 2007 are expected to be in the range of $450 to $500 million, of which $151.5 million had been expended in the first six months of 2007. As previously announced, we have committed to significantly expand our manufacturing capabilities to meet current and expected demand growth from the aerospace (engine and airframe), defense, chemical process industry, oil and gas, electrical energy, and medical markets, especially for titanium and titanium-based alloys, nickel-based alloys and superalloys, specialty alloys, and exotic alloys. We expect our capital spending to increase throughout 2007 as we proceed with our expansion plans. These self-funded strategic investments remain on track to be completed as planned and include:
•	The expansion of ATI’s aerospace quality titanium sponge production capabilities, including our titanium sponge facility in Albany, OR, and our greenfield premium-grade titanium sponge (qualified for jet engine rotating parts) facility in Rowley, UT. Twelve titanium sponge reduction furnaces at Albany, OR are now in operation, bringing our current annual titanium sponge capacity at this facility to approximately 16 million pounds. When the full expansion of the Albany facility is completed in the first half 2008, we now expect that this facility will be capable of producing 22 million pounds annually of aerospace quality titanium sponge. The Rowley, UT sponge facility remains on schedule, and we expect to begin producing premium-grade titanium sponge by the end of 2008, with 24 million pounds of annual capacity to be reached by mid-2009. Upon completion of these titanium sponge expansion projects, our annual sponge production capacity is projected to be 46 million pounds. In addition, the Utah facility will have the infrastructure in place to further expand annual capacity by approximately 18 million pounds, bringing the total annual capacity at that facility to 42 million pounds, if needed. We expect to supplement our requirements with titanium sponge and titanium scrap purchases from external sources.

•	The expansion of ATI’s melting capabilities for titanium and titanium-based alloys, nickel-based alloys and superalloys, and specialty alloys. For titanium melting, two new vacuum-arc remelt (VAR) furnaces are on line and our third Plasma Arc Melt (PAM) furnace is in the qualification phase. We expect this PAM furnace to be qualified and in commercial operation in the third quarter 2007. A fourth PAM furnace to support premium titanium alloy growth requirements is expected to begin production by the fourth quarter 2008. Plasma arc melting is a superior cold-hearth melting process for making alloyed titanium products for jet engine rotating parts, medical applications, and other critical applications. We also expect four new vacuum-arc remelt (VAR) furnaces to be qualified and in commercial production by the end of 2007 and early in 2008, with up to three more VARs to be added through 2009 based on production requirements to support titanium and premium nickel-based superalloy growth. VAR melting is a consumable electrode re-melting process that improves the cleanliness and chemical homogeneity of the alloys.

•	The expansion of ATI’s mill products processing and finishing capabilities for titanium and titanium-based alloys, nickel-based alloys and superalloys, and specialty alloys. Announced projects include expanding titanium precision metal processing conversion capacity, which was completed in the second quarter 2007, and expansion of our forging capacity at our Bakers, NC facility through the addition of an integrated 10,000 ton press forge, 700mm rotary forge, and conditioning, finishing and inspection facilities to support increased forged product requirements, which is expected to be operational by the third quarter 2009. Forging is a hot-forming process that produces wrought forging billet and forged machining bar from an ingot. We also are expanding our titanium and specialty plate facility located in Washington, PA, which is expected to be completed in June 2008. In addition to titanium and titanium alloys, ATI’s specialty plate products include duplex alloys, superaustenitic alloys, nickel-based alloys, zirconium alloys, armor plate, and common austenitic stainless grades. This project will include increasing reheat furnace, annealing, and flattening capacity at the existing plate mill, expanding plate size capabilities, and implementing productivity improvements.
     Additionally, STAL, our Chinese joint venture company in which ATI has a 60% interest, commenced an expansion of its operations in Shanghai, China in late 2006. This expansion, which is expected to more than triple STAL’s rolling and slitting capacity to produce Precision Rolled Strip® products, is estimated to cost approximately $110 million. The expansion is expected to be fully operational in the 2009 first quarter and is expected to be funded through capital contributions from the joint venture partners, bank credit lines, and the internal cash flow of the joint venture. Our cash contribution to this expansion was $24.8 million, of which one-half was contributed by ATI in the 2006 third quarter, and the remainder in March 2007. The financial results of STAL are consolidated into our financial statements with the 40% interest of our minority partner recognized as other income or expense in the statements of income and as a liability in the statements of financial position.
Dividends
     A regular quarterly dividend of $0.13 per share of common stock was declared on May 2, 2007, payable on June 14, 2007 to stockholders of record at the close of business on May 31, 2007. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate.
Debt
     At June 30, 2007, we had $540.7 million in total outstanding debt, compared to $553.6 million at December 31, 2006, a decrease of $12.9 million. The decrease in debt was primarily due to reduced net borrowings at our foreign operations and scheduled debt maturity payments.
     In managing our overall capital structure, one of the measures on which we focus is net debt to total capitalization, which is the percentage of our debt to our total invested and borrowed capital. In determining this measure, debt and total capitalization are net of cash on hand which may be available to reduce borrowings. Our net debt to total capitalization improved to 0.6% at June 30, 2007, from 3.3% at December 31, 2006. The net debt to total capitalization was determined as follows:

(in millions)	June 30, 2007	December 31, 2006

Total debt	$540.7	$553.6
Less: cash	(529.6)	(502.3)

Net debt	$11.1	$51.3

Net debt	$11.1	$51.3
Stockholders’ equity	1,881.8	1,502.9

Total capital	$1,892.9	$1,554.2

Net debt to total capitalization	0.6%	3.3%
     On July 31, 2007, we replaced our $325 million senior secured domestic revolving credit facility, which was due to expired in August 2010, with a new five-year $400 million senior unsecured domestic revolving credit facility (“the new unsecured facility”). The new unsecured facility includes a $200 million sublimit for the issuance of letters of credit. Under the new unsecured facility, the Company may increase the size of the facility by up to $100 million without seeking the further approval of the lending group. The new unsecured facility requires us to maintain a leverage ratio (consolidated total indebtedness divided by consolidated earnings before interest, taxes and depreciation and amortization) of not greater than 3.25, and maintain an interest coverage ratio (consolidated earnings before interest and taxes divided by interest expense) of not less than 2.0.
     On July 31, 2007, Moody’s Investor Service (“Moody’s”) upgraded our senior unsecured debt ratings to the investment grade credit rating Baa3, from Ba2, and maintained a stable ratings outlook. Additionally, Moody’s upgraded the rating on our Allegheny Ludlum Corporation $150 million 6.95% debentures to Baa3, from Ba1. Ratings changes do not affect our ability to borrow under our credit facilities.
     The ratio of earnings to fixed charges for the three and six month periods ended June 30, 2007 was 27.6 and 26.5, respectively.
     We did not borrow funds under the secured facility during the first six months of 2007, or during all of 2006, 2005, 2004 or 2003, although a portion of this facility had been utilized to support the issuance of letters of credit. Outstanding letters of credit issued under the secured facility at June 30, 2007, were approximately $81 million. The secured facility was secured by all accounts receivable and inventory of our U.S. operations. At June 30, 2007, we had the ability to access the entire $325 million undrawn availability under the secured facility, which was calculated including outstanding letters of credit and domestic cash on hand.
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
Critical Accounting Policies
Inventory
     At June 30, 2007, we had net inventory of $1,054.0 million. Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO) and average cost methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. The prices for many of the raw materials we use have been volatile. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a rapid rise in raw material costs has a negative effect on our operating results. For example, during the first six months of 2007 the effect of the increase in raw material costs on our LIFO inventory valuation method resulted in cost of sales which was $42.6 million higher than would have been recognized if we utilized the FIFO methodology to value our inventory. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold.
     Since the LIFO inventory valuation methodology is designed for annual determination, interim estimates of the annual LIFO valuation are required. We recognize the effects of the LIFO inventory valuation method on an interim basis by projecting the expected annual LIFO cost and allocating that projection to the interim quarters equally. These projections of annual LIFO inventory valuation reserve changes are updated quarterly and are evaluated based upon material, labor and overhead costs and projections for such costs at the end of the year plus projections regarding year-end inventory levels. The LIFO inventory valuation reserve charge for the first six months of 2007 includes approximately $16 million associated with the effect of projected liquidations of LIFO inventory quantities carried at the lower costs prevailing in prior years as compared to current costs.

     We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting reserve, if any, is recognized as an expense in the period that the need for the reserve is identified. At June 30, 2007, no such reserves were required. It is our general policy to write-down to scrap value any inventory that is identified as obsolete and any inventory that has aged or has not moved in more than twelve months. In some instances this criterion is up to twenty-four months due to the longer manufacturing and distribution process for such products.
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
New Accounting Pronouncements
     In the 2007 first quarter, as required, we adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) titled “Accounting for Planned Major Maintenance Activities” (“FSP PMMA”). This FSP amends an AICPA Industry Audit guide and is applicable to all industries that accrue for planned major maintenance activities. The FSP PMMA prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities, which was the policy we previously used to record planned plant outage costs on an interim basis within a fiscal year, and also to record the costs of major equipment rebuilds which extend the life of capital equipment. The FSP PMMA was effective as of the beginning of our 2007 fiscal year, with retrospective application to all prior periods presented. Under the FSP PMMA, we report results using the deferral method whereby major equipment rebuilds are capitalized as costs are incurred and amortized to expense over the estimated useful lives, and planned plant outage costs are fully recognized in the interim period of the outage. The adoption of the FSP PMMA on January 1, 2007, resulted in an increase to retained earnings of $10.3 million, net of related taxes. As required by the FSP PMMA, our financial statements have been restated to reflect this FSP as if this standard had been applied to the earliest period presented. As a result, our net income for the three and six month periods ended June 30, 2006 increased $3.9 million and $7.9 million, respectively, or $0.04 per share and $0.08 per share, respectively.
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
     As a result of implementing this Interpretation, we recognized a $19.4 million increase in the long-term liability for unrecognized tax benefits, and a $13.8 million increase in deferred tax assets for tax positions which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The net result of these recognized assets and liabilities was a reduction to beginning retained earnings of $5.6 million. Including liabilities recognized in the FIN 48 adoption, our total liabilities for unrecognized tax benefits at January 1, 2007 were $26.3 million. Interest and penalties recognized at the FIN 48 adoption were $3.5 million. It is our policy to classify interest and penalties recognized on underpayment of income taxes as income tax expense. For the six months ended June 30, 2007, the Company’s income tax provision included $6.8 million of expense related to uncertain tax positions, which increased the long-term liability to $33.1 million. We expect that settlements for nearly all of the contractual cash obligations for liabilities for uncertain tax positions will occur more than five years in the future.
     Including tax positions for which we determined that the tax position would not meet the more-likely-than-not recognition threshold upon examination by the tax authorities based upon the technical merits of the position, the total estimated unrecognized tax benefit that, if recognized, would affect our effective tax rate was approximately $16 million. At this time, we does not believe that it is reasonably possible that there will be a material change in the estimated unrecognized tax benefits within the next twelve months.
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
     Market Risks associated with our business are discussed in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2006. There were no material changes in these Market Risks during the second quarter 2007.

Item 4. Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of June 30, 2007, and they concluded that these controls and procedures are effective.
(b)	Changes in Internal Controls
There was no change in our internal control over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures as of June 30, 2007, conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Change in Securities, Use of Proceeds And Issuer Purchases of Equity Securities

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
	(a) Total Number		Purchased as Part	Shares (or Units)
	of Shares	(b) Average Price	of Publicly	that May Yet Be
	(or Units)	Paid per	Announced Plans or	Purchased Under the
Period	Purchased (1)	Share (or Unit)	Programs	Plans or Programs
Month 1 (4/1 — 4/30/07)	3,491	$116.24	0	0
Month 2 (5/1 — 5/31/07)	0	0	0	0
Month 3 (6/1 — 6/30/07)	0	0	0	0
Total	3,491	$116.24	0	0

(1)	Shares withheld to satisfy employee owed taxes.

Item 4. Submission of Matters to a Vote of Security Holders
Our 2007 annual meeting of stockholders was held on May 2, 2007. Proxies for the meeting were solicited by us pursuant to Regulation 14A under the Securities Exchange Act of 1934. At that meeting, four proposals required shareholder approval.
Item A — Election of Directors. The three nominees for election as directors named in the proxy statement for the meeting were elected, having received the following number of votes:

Name	Number of Votes For	Number of Votes Withheld
H. Kent Bowen	92,785,619	1,753,188
L. Patrick Hassey	92,621,092	1,917,715
John D. Turner	93,583,366	955,441
Item B — Approval of 2007 Incentive Plan.

Number of Votes For	Number of Votes Against	Number of Votes Abstained	Number of Broker Non-Votes
75,387,777	4,654,447	659,353	13,837,231
Item C — Ratification of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending December 31, 2007.

Number of Votes For	Number of Votes Against	Number of Votes Abstained
92,506,148	1,469,641	563,018
Item D — Stockholder proposal regarding sustainability reporting.

Number of Votes For	Number of Votes Against	Number of Votes Abstained	Number of Broker Non-Votes
23,931,124	48,260,383	8,510,069	13,837,231
Item 6. Exhibits
(a)	Exhibits
10.1	Credit Agreement, dated July 31, 2007, by and among the Company, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, as Administrative Agent, and PNC Capital Markets LLC, as Lead Arranger.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a — 14(a) or 15d — 14(a).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a — 14(a) or 15d — 14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHENY TECHNOLOGIES INCORPORATED (Registrant)
Date: August 2, 2007	By	/s/ Richard J. Harshman
Richard J. Harshman
Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: August 2, 2007	By	/s/ Dale G. Reid
Dale G. Reid
Vice President, Controller and Chief Accounting Officer and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX
10.1	Credit Agreement, dated July 31, 2007, by and among the Company, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, as Administrative Agent, and PNC Capital Markets LLC, as Lead Arranger.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a — 14(a) or 15d — 14(a).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a — 14(a) or 15d — 14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350.