Form 10-Q
period 2007-09-30
ALLEGHENY TECHNOLOGIES INC
filed 2007-11-02
CIK 1018963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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
Yes ☐ No ☑
     At October 31, 2007, the registrant had outstanding 102,260,259 shares of its Common Stock.

ALLEGHENY TECHNOLOGIES INCORPORATED
SEC FORM 10-Q
QUARTER ENDED September 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$663.6	$502.3
Accounts receivable, net	648.1	610.9
Inventories, net	970.8	798.7
Deferred income taxes	26.4	26.6
Prepaid expenses and other current assets	39.4	49.4

Total Current Assets	2,348.3	1,987.9

Property, plant and equipment, net	1,096.5	871.7
Cost in excess of net assets acquired	209.8	206.5
Deferred income taxes	125.1	119.0
Prepaid pension cost	19.7	—
Other assets	117.4	95.4

Total Assets	$3,916.8	$3,280.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$337.7	$355.1
Accrued liabilities	257.4	241.6
Accrued income taxes	92.1	22.7
Short-term debt and current portion of long-term debt	16.5	23.7

Total Current Liabilities	703.7	643.1

Long-term debt	513.0	529.9
Retirement benefits	452.3	464.4
Other long-term liabilities	174.9	140.2

Total Liabilities	1,843.9	1,777.6

Stockholders’ Equity:
Preferred stock, par value $0.10: authorized- 50,000,000 shares; issued-none	—	—
Common stock, par value $0.10, authorized-500,000,000 shares; issued-102,404,256 shares at September 30, 2007 and 101,201,411 at December 31, 2006; outstanding-102,243,834 shares at September 30, 2007 and 101,201,328 shares at December 31, 2006	10.2	10.1
Additional paid-in capital	663.3	637.0
Retained earnings	1,701.6	1,166.6
Treasury stock: 160,422 shares at September 30, 2007 and 83 shares at December 31, 2006	(15.9)	—
Accumulated other comprehensive loss, net of tax	(286.3)	(310.8)

Total Stockholders’ Equity	2,072.9	1,502.9

Total Liabilities and Stockholders’ Equity	$3,916.8	$3,280.5

The accompanying notes are an integral part of these statements.

ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Sales	$1,335.0	$1,288.4	$4,178.9	$3,539.7
Costs and expenses:
Cost of sales	968.1	966.1	3,024.0	2,677.2
Selling and administrative expenses	73.5	72.8	224.3	221.1

Income before interest, other income (expense), and income taxes	293.4	249.5	930.6	641.4

Interest expense, net	(0.1)	(4.3)	(7.0)	(17.6)
Other income (expense)	0.7	(1.4)	0.9	(3.9)

Income before income tax provision	294.0	243.8	924.5	619.9
Income tax provision	100.1	83.6	326.3	208.9

Net income	$193.9	$160.2	$598.2	$411.0

Basic net income per common share	$1.90	$1.60	$5.88	$4.13

Diluted net income per common share	$1.88	$1.56	$5.81	$4.02

Dividends declared per common share	$0.13	$0.10	$0.39	$0.30

The accompanying notes are an integral part of these statements.

ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Operating Activities:
Net income	$598.2	$411.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75.2	61.9
Deferred income taxes	2.0	7.1
Change in operating assets and liabilities:
Inventories	(172.1)	(437.3)
Accrued income taxes, net of tax benefits on share-based compensation	69.4	20.2
Accounts receivable	(37.2)	(189.4)
Accounts payable	(17.4)	265.8
Retirement benefits	4.2	39.4
Accrued liabilities and other	(41.6)	2.8

Cash provided by operating activities	480.7	181.5

Investing Activities:
Purchases of property, plant and equipment	(281.0)	(162.1)
Acquisition of business	(9.7)	—
Asset disposals and other	5.9	1.8

Cash used in investing activities	(284.8)	(160.3)

Financing Activities:
Payments on long-term debt and capital leases	(15.1)	(7.1)
Net borrowings (repayments) under credit facilities	(9.7)	0.9

Net decrease in debt	(24.8)	(6.2)
Dividends paid	(39.8)	(30.0)
Tax benefits on share-based compensation	24.6	30.0
Exercises of stock options	5.4	28.2

Cash provided by (used in) financing activities	(34.6)	22.0

Increase in cash and cash equivalents	161.3	43.2
Cash and cash equivalents at beginning of the year	502.3	362.7

Cash and cash equivalents at end of period	$663.6	$405.9

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
Recent Accounting Pronouncements
     In the 2007 first quarter, as required, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) titled “Accounting for Planned Major Maintenance Activities” (“FSP PMMA”). This FSP amends an AICPA Industry Audit guide and is applicable to all industries that accrue for planned major maintenance activities. The FSP PMMA prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities, which was the policy the Company previously used to record planned plant outage costs on an interim basis within a fiscal year, and also to record the costs of major equipment rebuilds which extend the life of capital equipment. The FSP PMMA was effective as of the beginning of ATI’s 2007 fiscal year, with retrospective application to all prior periods presented. Under the FSP PMMA, the Company reports results using the deferral method whereby major equipment rebuilds are capitalized as costs are incurred and amortized to expense over the estimated useful lives, and planned plant outage costs are fully recognized in the interim period of the outage. The adoption of the FSP PMMA on January 1, 2007, resulted in an increase in net property, plant and equipment of $4.1 million, a decrease in non-current deferred income tax assets of $5.8 million, a decrease in accrued liabilities of $2.4 million, a decrease in long-term liabilities of $9.6 million, and an increase to retained earnings of $10.3 million, net of related taxes. As required by the FSP PMMA, the Company’s financial statements have been restated to reflect this FSP as if this standard had been applied to the earliest period presented. As a result, net income for the three and nine months ended September 30, 2006 decreased $1.7 million, or $0.02 per share, and increased $6.2 million, or $0.06 per share, respectively.
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

Note 2. Inventories
     Inventories at September 30, 2007 and December 31, 2006 were as follows (in millions):

	September 30,	December 31,
	2007	2006
Raw materials and supplies	$202.9	$190.7
Work-in-process	1,036.7	931.7
Finished goods	181.5	148.0

Total inventories at current cost	1,421.1	1,270.4
Less allowances to reduce current cost values to LIFO basis	(448.1)	(466.7)
Progress payments	(2.2)	(5.0)

Total inventories, net	$970.8	$798.7

     Inventories are stated at the lower of cost (last-in, first-out (“LIFO”), first-in, first-out (“FIFO”), and average cost methods) or market, less progress payments. Most of the Company’s inventory is valued utilizing the LIFO costing methodology. Inventory of the Company’s non-U.S. operations is valued using average cost or FIFO methods. The effect of using the LIFO methodology to value inventory, rather than FIFO, reduced cost of sales by $61.2 million for the 2007 third quarter and $18.6 million for the first nine months of 2007, compared to increasing cost of sales by $54.0 million for the 2006 third quarter and $106.4 million for the first nine months of 2006. The LIFO inventory valuation reserve charge for the first nine months of 2007 includes $23 million associated with the effects of projected liquidations of LIFO inventory quantities carried at the lower costs prevailing in prior years as compared to current costs.
Note 3. Supplemental Financial Statement Information
     Property, plant and equipment at September 30, 2007 and December 31, 2006 were as follows (in millions):

	September 30,	December 31,
	2007	2006
Land	$24.3	$23.9
Buildings	251.3	242.1
Equipment and leasehold improvements	1,965.0	1,690.3

	2,240.6	1,956.3
Accumulated depreciation and amortization	(1,144.1)	(1,084.6)

Total property, plant and equipment, net	$1,096.5	$871.7

Note 4. Debt
     Debt at September 30, 2007 and December 31, 2006 was as follows (in millions):

	September 30,	December 31,
	2007	2006
Allegheny Technologies $300 million 8.375% Notes due 2011, net (a)	$305.7	$306.5
Allegheny Ludlum 6.95% debentures, due 2025	150.0	150.0
Promissory note for J&L asset acquisition	43.7	54.0
Domestic Bank Group $400 million unsecured credit agreement	—	—
Foreign credit agreements	15.6	24.2
Industrial revenue bonds, due through 2020	10.1	10.9
Capitalized leases and other	4.4	8.0

Total short-term and long-term debt	529.5	553.6
Short-term debt and current portion of long-term debt	(16.5)	(23.7)

Total long-term debt	$513.0	$529.9

(a)	Includes fair value adjustments for settled interest rate swap contracts of $9.2 million at September 30, 2007 and $10.5 million at December 31, 2006.
     Net interest expense was $7.0 million and $17.6 million for the nine months ended September 30, 2007 and 2006, respectively. Net interest expense includes interest income of $18.2 million and $10.1 million for the nine months ended September 30, 2007 and 2006, respectively. Net interest expense was reduced by $6.0 million and $4.4 million for the nine months ended September 30, 2007 and 2006, respectively, for interest capitalization on capital projects.
     Effective July 31, 2007, the Company replaced its then-existing $325 million senior secured domestic revolving credit facility with a new five-year $400 million senior unsecured domestic revolving credit facility. The unsecured facility includes a $200 million sublimit for the issuance of letters or credit. Under the unsecured facility, the Company may increase the size of the credit facility by up to $100 million without seeking the further approval of the lending group. The unsecured facility requires the Company to maintain a leverage ratio (consolidated total indebtedness divided by consolidated earnings before interest, taxes and depreciation and amortization) of not greater than 3.25, and maintain an interest coverage ratio (consolidated earnings before interest and taxes divided by interest expense) of not less than 2.0.
     Borrowings or letter of credit issuance under the unsecured facility bear interest at the Company’s option at either: (1) the one-, two-, three- or six-month LIBOR rate plus a margin ranging from 0.625% to 1.25% depending upon the value of the leverage ratio as defined by the unsecured facility agreement; or (2) a base rate announced from time-to-time by the lending group (i.e. the Prime lending rate). In addition, the unsecured facility contains a facility fee of 0.15% to 0.30% depending upon the value of the leverage ratio, and a letter of credit issuance fee of 0.125%. The Company’s overall borrowing costs under the unsecured facility are not affected by changes in the Company’s credit ratings.
     As of September 30, 2007, there had been no borrowings made under the unsecured credit facility, although a portion was used to support approximately $55 million in letters of credit.
     In August 2007, STAL, the Company’s Chinese joint venture company in which ATI has a 60% interest, entered into a five-year revolving credit facility with a group of banks. Under the credit facility, STAL may borrow up to 741 million renminbi (approximately $99 million) at an interest rate equal to 90% of the applicable lending rate published by the People’s Bank of China. The credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners, and is intended to be utilized in the future for the expansion of STAL’s operations, which are located in Shanghai, China. The credit facility requires STAL to maintain a minimum level of shareholders’ equity, and certain financial ratios. As of September 30, 2007, there had been no borrowings made under the credit facility.

     STAL had approximately $21 million in letters of credit outstanding as of September 30, 2007. These letters of credit are supported solely by STAL’s financial capability without any guarantees from the joint venture partners.
Note 5. Per Share Information
     The following table sets forth the computation of basic and diluted net income per common share (in millions, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator for basic and diluted net income per common share — net income	$193.9	$160.2	$598.2	$411.0

Denominator:
Denominator for basic net income per common share-weighted average shares	101.8	100.1	101.7	99.5
Effect of dilutive securities:
Option equivalents	0.6	1.0	0.6	1.3
Contingently issuable shares	0.7	1.5	0.7	1.5

Denominator for diluted net income per common share – adjusted weighted average shares and assumed conversions	103.1	102.6	103.0	102.3

Basic net income per common share	$1.90	$1.60	$5.88	$4.13

Diluted net income per common share	$1.88	$1.56	$5.81	$4.02

Note 6. Comprehensive Income
     The components of comprehensive income, net of tax, were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$193.9	$160.2	$598.2	$411.0

Foreign currency translation gains	3.1	0.5	14.2	22.3
Unrealized losses on energy, raw material and currency hedges, net of tax	(5.0)	(3.8)	(12.9)	(10.2)
Retirement benefits	5.6	—	23.8	—
Unrealized gains (losses) on securities	(0.1)	0.6	(0.6)	0.7

	3.6	(2.7)	24.5	12.8

Comprehensive income	$197.5	$157.5	$622.7	$423.8

Note 7. Income Taxes
     Results for the third quarter 2007 included a provision for income taxes of $100.1 million, or 34.0% of income before tax, compared to an income tax provision of $83.6 million, or 34.3% of income before tax, for the comparable 2006 quarter. The third quarter 2007 included benefits of $8.1 million primarily related to a reduction of deferred tax asset valuation allowances with respect to certain state tax credits expected to be realized in future periods. The income tax provision for the nine months ended September 30, 2007 was $326.3 million, or 35.3% of income before tax, compared to an income tax provision of $208.9 million, or 33.7% of tax for the comparable prior year period. The nine months ended September 30, 2007 and 2006 benefited $12.1 million and $10.2 million, respectively, due to reductions in state deferred tax asset valuation allowances due to increased state taxable income and the probability of realizing the corresponding state deferred tax assets.

     As required, the Company adopted FIN 48 on January 1, 2007. As a result of implementing this Interpretation, the Company recognized a $19.4 million increase in the long-term liability for unrecognized tax benefits, and a $13.8 million increase in deferred tax assets for tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The net result of these recognized assets and liabilities was a reduction to beginning retained earnings of $5.6 million. Including liabilities recognized in the FIN 48 adoption, the Company’s total liabilities for unrecognized tax benefits at January 1, 2007 were $26.3 million. Interest and penalties recognized at the FIN 48 adoption were $3.5 million. It is the Company’s policy to classify interest and penalties recognized on underpayment of income taxes as income tax expense. For the nine months ended September 30, 2007, the Company’s income tax provision included $6.2 million of expense related to uncertain tax positions including $1.8 million of interest and penalties, which increased the long-term liability to $32.2 million, which included $5.1 million of interest and penalties. During the 2007 third quarter, $2.3 million of liabilities for uncertain tax positions were reversed, as these issues were resolved predominantly through tax return filings. There was no significant income tax provision effect to these reversals.
     Including tax positions for which the Company determined that the tax position would not meet the more-likely-than-not recognition threshold upon examination by the tax authorities based upon the technical merits of the position, the total estimated unrecognized tax benefit that, if recognized, would affect the Company’s effective tax rate was approximately $14 million. At this time, the Company believes that it is reasonably possible that approximately $2 million of estimated unrecognized tax benefits as of September 30, 2007 will be recognized within the next twelve months based on the expiration of statutory review periods.
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
Note 8. Pension Plans and Other Postretirement Benefits
     The Company has defined benefit pension plans and defined contribution plans covering substantially all employees. Benefits under the defined benefit pension plans are generally based on years of service and/or final average pay. The Company funds the U.S. pension plans in accordance with the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code. ATI is not required to make cash contributions to its U.S. defined benefit pension plan for 2007. However, the Company expects to make a voluntary cash contribution to this defined benefit pension plan of approximately $100 million in the 2007 fourth quarter to continue to improve the plan’s funding position.
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

For the three months and nine months ended September 30, 2007 and 2006, the components of pension expense for the Company’s defined benefit plans and components of other postretirement benefit expense included the following (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Pension Benefits:
Service cost — benefits earned during the year	$6.9	$7.1	$20.7	$21.3
Interest cost on benefits earned in prior years	31.9	32.1	95.6	96.2
Expected return on plan assets	(46.7)	(40.6)	(140.1)	(121.8)
Amortization of prior service cost	4.4	4.8	13.2	14.4
Amortization of net actuarial loss	7.8	12.6	23.4	37.8

Total pension expense	$4.3	$16.0	$12.8	$47.9

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Other Postretirement Benefits:
Service cost — benefits earned during the year	$0.7	$0.7	$2.2	$2.1
Interest cost on benefits earned in prior years	7.8	8.0	23.3	24.0
Expected return on plan assets	(1.8)	(1.6)	(5.4)	(4.8)
Amortization of prior service cost (credit)	(5.5)	(6.6)	(17.2)	(19.8)
Amortization of net actuarial loss	2.1	4.0	7.0	12.0

Total other postretirement benefit expense	$3.3	$4.5	$9.9	$13.5

Total retirement benefit expense	$7.6	$20.5	$22.7	$61.4

Note 9. Business Segments
     Following is certain financial information with respect to the Company’s business segments for the periods indicated (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Total sales:
High Performance Metals	$561.9	$490.0	$1,693.2	$1,407.4
Flat-Rolled Products	717.9	747.5	2,350.9	1,953.8
Engineered Products	112.3	109.6	345.7	339.1

	1,392.1	1,347.1	4,389.8	3,700.3

Intersegment sales:
High Performance Metals	41.4	35.0	137.6	90.1
Flat-Rolled Products	8.7	18.8	53.4	57.1
Engineered Products	7.0	4.9	19.9	13.4

	57.1	58.7	210.9	160.6

Sales to external customers:
High Performance Metals	520.5	455.0	1,555.6	1,317.3
Flat-Rolled Products	709.2	728.7	2,297.5	1,896.7
Engineered Products	105.3	104.7	325.8	325.7

	$1,335.0	$1,288.4	$4,178.9	$3,539.7

Operating profit:
High Performance Metals	$194.2	$172.7	$541.9	$475.1
Flat-Rolled Products	123.0	103.1	449.5	241.1
Engineered Products	7.3	12.4	30.6	45.4

Total operating profit	324.5	288.2	1,022.0	761.6

Corporate expenses	(18.5)	(15.1)	(56.9)	(47.0)
Interest expense, net	(0.1)	(4.3)	(7.0)	(17.6)
Other expense, net of gains on asset sales	(4.3)	(4.5)	(10.9)	(15.7)
Retirement benefit expense	(7.6)	(20.5)	(22.7)	(61.4)

Income before taxes	$294.0	$243.8	$924.5	$619.9

     The adoption of FSP PMMA on January 1, 2007 resulted in restating prior periods as if this standard had been applied to the earliest period presented. For the three months ended and nine months ended September 30, 2006, the restatement had the following effect on operating profit by business segment: High Performance Metals decreased $0.3 million and increased $4.2 million, respectively, Flat-Rolled Products decreased $2.3 million and increased $5.4 million, respectively, and Engineered Products had no change and a $0.2 million increase, respectively. Segment operating profit and income before income taxes for the three months and nine months ended September 30, 2006 decreased $2.6 million and increased $9.8 million, respectively.
     Retirement benefit expense represents pension expense and other postretirement benefit expense. Operating profit with respect to the Company’s business segments excludes any retirement benefit expense.
     In March 2007, the Company reached early resolution on new labor agreements for ATI Allegheny Ludlum and ATI’s Allvac Albany, OR employees. Operating profit for the nine months ended September 30, 2007 for the High Performance Metals and Flat-Rolled Products segments was negatively impacted by $0.7 million and $4.8 million, respectively, of pre-tax, one-time costs related to the new labor agreements.
     Corporate expenses for the three months ended September 30, 2007 were $18.5 million, compared to $15.1 million for the comparable period of 2006. This increase was primarily due to higher expenses associated with annual and long-term performance-based incentive compensation programs. For the nine months ended September 30, 2007, corporate expenses increased to $56.9 million compared to $47.0 million for the comparable 2006 period. This increase was primarily due to higher annual and long-term performance-based incentive compensation programs.

     Other expense, net of gains on asset sales, includes charges incurred in connection with closed operations, pretax gains and losses on the sale of surplus real estate and other assets, and other consolidated non-operating income or expense. These items are presented primarily in selling and administrative expenses and in other expense in the consolidated statement of income.
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

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
September 30, 2007

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and cash equivalents	$—	$279.1	$384.5	$—	$663.6
Accounts receivable, net	0.7	255.2	392.2	—	648.1
Inventories, net	—	257.6	713.3	—	970.9
Deferred income taxes	26.4	—	—	—	26.4
Prepaid expenses and other current assets	0.7	6.6	32.0	—	39.3

Total current assets	27.8	798.5	1,522.0	—	2,348.3
Property, plant and equipment, net	1.1	343.5	751.9	—	1,096.5
Cost in excess of net assets acquired	—	112.1	97.7	—	209.8
Deferred income taxes	125.1	—	—	—	125.1
Prepaid pension cost	19.7	—	—	—	19.7
Investments in subsidiaries and other assets	3,848.4	1,072.4	953.0	(5,756.4)	117.4

Total assets	$4,022.1	$2,326.5	$3,324.6	$(5,756.4)	$3,916.8

Liabilities and stockholders’ equity:
Accounts payable	$5.6	$140.1	$192.0	$—	$337.7
Accrued liabilities	1,500.6	65.3	561.3	(1,869.8)	257.4
Accrued income taxes	92.1	—	—	—	92.1
Short-term debt and current portion of long-term debt	—	11.2	5.3	—	16.5

Total current liabilities	1,598.3	216.6	758.6	(1,869.8)	703.7
Long-term debt	305.7	384.4	22.9	(200.0)	513.0
Retirement benefits	11.3	274.2	166.8	—	452.3
Other long-term liabilities	33.9	16.9	124.1	—	174.9

Total liabilities	1,949.2	892.1	1,072.4	(2,069.8)	1,843.9

Total stockholders’ equity	2,072.9	1,434.4	2,252.2	(3,686.6)	2,072.9

Total liabilities and stockholders’ equity	$4,022.1	$2,326.5	$3,324.6	$(5,756.4)	$3,916.8

Note 10. CONTINUED
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Income
For the nine months ended September 30, 2007

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Sales	$—	$2,125.2	$2,053.7	$—	$4,178.9
Cost of sales	7.7	1,666.0	1,350.3	—	3,024.0
Selling and administrative expenses	76.6	31.0	116.7	—	224.3
Interest income (expense), net	(13.4)	(2.4)	8.8	—	(7.0)
Other income (expense) including equity in income of unconsolidated subsidiaries	1,022.2	25.9	(5.7)	(1,041.5)	0.9

Income before income tax provision	924.5	451.7	589.8	(1,041.5)	924.5
Income tax provision	326.3	170.1	197.4	(367.5)	326.3

Net income	$598.2	$281.6	$392.4	$(674.0)	$598.2

Condensed Statements of Cash Flows
For the nine months ended September 30, 2007

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash flows provided by operating activities	$9.6	$164.0	$307.1	$—	$480.7
Cash flows used in investing activities	(0.3)	(50.5)	(234.0)	—	(284.8)
Cash flows used in financing activities	(9.8)	(10.5)	(14.3)	—	(34.6)

Increase (decrease) in cash and cash equivalents	$(0.5)	$103.0	$58.8	$—	$161.3

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

Note 10. CONTINUED
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Income
For the nine months ended September 30, 2006

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Sales	$—	$1,787.9	$1,751.8	$—	$3,539.7
Cost of sales	32.2	1,539.4	1,105.6	—	2,677.2
Selling and administrative expenses	76.1	29.7	115.3	—	221.1
Interest income (expense), net	(25.3)	2.9	4.8	—	(17.6)
Other income (expense) including equity in income of unconsolidated subsidiaries	753.5	1.8	(5.8)	(753.4)	(3.9)

Income before income tax provision	619.9	223.5	529.9	(753.4)	619.9
Income tax provision	208.9	84.6	180.3	(264.9)	208.9

Net income	$411.0	$138.9	$349.6	$(488.5)	$411.0

Condensed Statements of Cash Flows
For the nine months ended September 30, 2006

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) operating activities	$(6.8)	$93.7	$94.6	$—	$181.5
Cash flows used in investing activities	(21.9)	(36.9)	(136.3)	35.9	(160.3)
Cash flows provided by financing activities	28.2	14.6	15.1	(35.9)	22.0

Increase (decrease) in cash and cash equivalents	$(0.5)	$71.4	$(27.7)	$—	$43.2

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
     At September 30, 2007, the Company’s reserves for environmental remediation obligations totaled approximately $20 million, of which approximately $10 million were included in other current liabilities. The reserve includes estimated probable future costs of $7 million for federal Superfund and comparable state-managed sites; $7 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $4 million for owned or controlled sites at which Company operations have been discontinued; and $2 million for sites utilized by the Company in its ongoing operations. The Company continues to evaluate whether it may be able to recover a portion of future costs for environmental liabilities from third parties.
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
     TDY has conducted an environmental assessment of the San Diego facility pursuant to an October 2004 Order, as revised and amended, from the San Diego Regional Water Quality Control Board (“Regional Board”). TDY will perform remediation activities pursuant to the Order. At September 30, 2007, the Company had adequate reserves for these matters. However, the cost of the remediation cannot be predicted with certainty and could have a material adverse affect on the Company’s results of operations and financial condition.
     The consent judgment reflecting the agreement among TDY, the other PRPs and the U.S. Government relating to the Li Tungsten Superfund Site was executed, published for comment and lodged with the court. The court approved and entered the consent judgment on October 29, 2007. Under the consent judgment, TDY will complete the remediation of the remaining portions of the site and will receive contribution from other PRPs. Based on information presently available, the Company believes its reserves on this matter are adequate. However, the cost of the remediation cannot be predicted with certainty and could have a material adverse affect on the Company’s results of operations and financial condition.
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
     Reserves for restructuring charges recorded in prior years involving future payments were approximately $2 million at September 30, 2007 and $3 million at December 31, 2006. The reserves relate to severance obligations and environmental exit costs.
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
Results of Operations
     We operate in three business segments: High Performance Metals, Flat-Rolled Products, and Engineered Products. These segments represented the following percentages of our total revenues and segment operating profit for the first nine months of 2007 and 2006:

	2007		2006
		Operating		Operating
	Revenue	Profit	Revenue	Profit
High Performance Metals	37%	53%	37%	62%

Flat-Rolled Products	55%	44%	54%	32%

Engineered Products	8%	3%	9%	6%

     Sales for the third quarter 2007 were $1.33 billion, an increase of 3.6% compared to the third quarter 2006. Compared to the 2006 third quarter, sales for the 2007 third quarter increased 14% in the High Performance Metals segment, declined 3% in Flat-Rolled Products segment, and were essentially flat for the Engineered Products segment. For the first nine months of 2007, sales were $4.18 billion, an 18% increase over the first nine months of 2006. Sales for the nine months ended September 30, 2007 increased 18% in the High Performance Metals segment and 21% in the Flat-Rolled Products segment, while Engineered Products segment sales were unchanged, compared to the first nine months of 2006. Growth in demand continued in our key global markets, namely aerospace and defense, chemical process industry, oil and gas, electrical energy, and medical, and represented approximately 70% of year-to-date sales. Total titanium mill products shipments for the first nine months of 2007, which includes titanium mill products shipments from our High Performance Metals and Flat-Rolled Products business segments and our value-added manufacturing services for our Uniti Titanium joint venture, were over 30 million pounds, a 16% increase compared to the same period of 2006. We expect to finish 2007 with total ATI titanium shipments of approximately 40 million pounds, and expect total titanium shipments in 2008 to reach approximately 50 million pounds. Aerospace and defense was our largest market at 30% of sales for the first nine months of 2007. Our international sales growth continued as direct international sales for the first nine months of 2007 were $1.1 billion, or 25.8% of total sales.
     Segment operating profit for the third quarter 2007 was $324.5 million, an increase of $36.3 million, or 13%, compared to the third quarter 2006, as a result of strong performance in the High Performance Metals and Flat-Rolled Products business segments. For the first nine months of 2007, segment operating profit was $1,022.0 million, an increase of $260.4 million, or 34%, over the first nine months of 2006. Operating performance in 2007 continued to benefit from strong end-market demand and higher selling prices for most of our products, and from reduced costs and improved productivity resulting from ATI Business System initiatives. Segment operating profit as a percentage of sales for the three month and nine month periods ended September 30, 2007 and 2006 were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
High Performance Metals	37.3%	38.0%	34.8%	36.1%
Flat-Rolled Products	17.3%	14.1%	19.6%	12.7%
Engineered Products	6.9%	11.8%	9.4%	13.9%
     Our measure of segment operating profit, which we use to analyze the performance and results of our business segments, excludes income taxes, corporate expenses, net interest expense, retirement benefit expense, and other costs, net of gains on asset sales. We believe segment operating profit, as defined, provides an appropriate measure of controllable operating results at the business segment level.

     Results for the third quarter 2007 included a LIFO inventory valuation reserve benefit of $61.2 million, due primarily to lower nickel and nickel-bearing scrap, and titanium scrap raw material costs. For the same 2006 period, a LIFO inventory valuation reserve charge of $54.0 million was recorded due primarily to higher nickel and nickel-bearing scrap costs and higher titanium raw material costs. For the first nine months of 2007, a LIFO inventory valuation reserve benefit of $18.6 million was recorded, compared to a LIFO inventory valuation reserve charge of $106.4 million for the comparable 2006 period.
     Third quarter 2007 cost reductions, before the effects of inflation, totaled $27.9 million. Year-to-date cost reductions, before the effects of inflation, totaled $82.2 million.
     Income before tax for the third quarter 2007 was $294.0 million, an increase of $50.2 million compared to the third quarter 2006. Net income for the third quarter 2007 was $193.9 million, or $1.88 per share, compared to the third quarter 2006 of $160.2 million, or $1.56 per share. Third quarter 2007 results included an income tax provision of $100.1 million, or 34.0% of income before tax, which included a $8.1 million benefit, primarily related to the reduction of a deferred tax valuation allowance for certain state tax credits expected to be realized in future periods. Third quarter 2006 results included an income tax provision of $83.6 million, or 34.3% of income before tax.
     In the first quarter 2007, we entered into new four-year labor agreements with United Steelworkers represented employees at ATI Allegheny Ludlum and at ATI’s Albany, OR titanium operations. The new agreements expire on June 30, 2011, and succeeded contracts that ran through June 30, 2007. The new agreements include wage and benefit increases that are in line with anticipated inflation. The ATI Allegheny Ludlum contract provides for profit sharing above a specified minimum pre-tax profit at the ATI Allegheny Ludlum operations, and is capped to provide for no more than $20 million of profit sharing payments under this provision over the four-year life of the contract. Any profit sharing payments made under this provision are contributed to an independently administered VEBA (Voluntary Employee Benefit Association) trust. As a result of the new agreements, we recognized a non-recurring charge of $5.8 million, or $3.7 million after-tax, most of which was recorded in the first quarter 2007. This charge is reflected in the operating results of the High Performance Metals and Flat-Rolled Products business segments.
     Income before tax for the first nine months of 2007 was $924.5 million, a 49% increase over the first nine months of 2006. Net income for the nine months ended September 30, 2007 was $598.2 million, or $5.81 per share, compared to $411.0 million, or $4.02 per share, for the nine months of 2006. Nine months 2007 results include an income tax provision of $326.3 million, or 35.3% of income before tax, which included a $12.1 million benefit from the reduction in valuation allowances associated with state deferred tax assets. Results for the first nine months of 2006 include an income tax provision of $208.9 million, or 33.7% of income before tax, which included a $10.2 million benefit from the reduction in valuation allowances associated with state deferred tax assets.
     During the last few months, our operating companies have entered into several long-term agreements (LTAs) with customers from the global aerospace, chemical process industry, oil and gas, electrical energy, and medical markets. We expect total revenue from these agreements to be approximately $1 billion. The timeframe for these agreements generally ranges from 2 to 5 years. The LTAs are structured to address changes in raw material, manufacturing and energy costs.
     As we previously announced, we expect full-year 2007 earnings per share to be in the range of $7.00 to $7.25, a 25% to 29% growth in earnings per share for compared to 2006. We believe ATI remains very well-positioned to achieve strong earnings growth in 2008 and beyond from the global markets that have been driving our profitable growth over the last several years.
High Performance Metals Segment
     Third quarter 2007 sales increased to $520.5 million, 14% higher than the third quarter 2006. Demand for our titanium alloys, nickel-based alloys and superalloys, and vacuum-melted specialty alloys was strong from the aerospace and defense, and oil and gas markets. Demand was strong for our exotic alloys from the global chemical process industry and nuclear electrical energy markets. Segment operating profit in the third quarter 2007 increased to $194.2 million, or 37.3% of sales, a $21.5 million increase compared to the third quarter 2006.

     High Performance Metals segment titanium product shipments in the third quarter 2007 were 18% higher than the third quarter 2006. Part of this increase is due to the expanding use of titanium in airframes. Nickel-based alloys and superalloys and specialty alloys shipments in the third quarter 2007 were 5% higher than the third quarter 2006, driven largely by increased demand from the jet engine market. Exotic alloys shipments in the third quarter 2007 were 10% higher than the third quarter 2006 due to strong demand from the global chemical process industry and nuclear energy markets. Average selling prices in the third quarter 2007 compared to the third quarter 2006 decreased 18% for titanium products due primarily to reduced index pricing associated with lower raw material scrap costs. Average selling prices in the third quarter 2007 compared to the third quarter 2006 increased 38% for nickel-based alloys and superalloys and specialty alloys due primarily to improved product mix and increased index pricing associated with higher raw material costs, primarily nickel. Average selling prices in the third quarter 2007 compared to the third quarter 2006 for exotic alloys increased by 9% primarily due to product mix.
     The increase in operating profit in the third quarter 2007, compared to the same period 2006, primarily resulted from increased shipments and the benefits of gross cost reductions. The rapid decline in nickel and titanium scrap prices during the period resulted in a LIFO inventory valuation reserve benefit of $43.1 million in the third quarter 2007, which partially offset FIFO margin compression resulting from this rapid decline in raw material costs. The third quarter 2006 included a LIFO inventory valuation reserve charge of $11.6 million.
     The High Performance Metals segment benefited from year-to-date 2007 gross cost reductions of $27.7 million, before the effects of inflation.
     Certain comparative information on the High Performance Metals segment’s major products for the three months ended September 30, 2007 and 2006 is provided in the following table:

	Three Months Ended
	September 30,		%
	2007	2006	Change
Volume (000’s pounds):
Nickel-based and specialty alloys	10,999	10,441	5%
Titanium mill products	7,815	6,618	18%
Exotic alloys	1,113	1,009	10%

Average prices (per pound):
Nickel-based and specialty alloys	$20.49	$14.81	38%
Titanium mill products	$29.43	$36.09	(18)%
Exotic alloys	$45.16	$41.26	9%
     For the nine months ended September 30, 2007, segment sales increased 18% to $1.56 billion. Operating profit was $541.9 million for the nine months ended September 30, 2007, or 34.8% of sales, compared to $475.1 million, or 36.1% of sales, for the comparable prior year to date period. Results for the nine months of 2007 included a LIFO inventory valuation reserve benefit of $34.9 million, compared to a LIFO inventory valuation reserve charge of $37.0 million in the 2006 period.

Certain comparative information on the High Performance Metals segment’s major products for the nine months ended September 30, 2007 and 2006 is provided in the following table:

	Nine Months Ended
	September 30,		%
	2007	2006	Change
Volume (000’s pounds):
Nickel-based and specialty alloys	33,188	32,581	2%
Titanium mill products	22,692	19,744	15%
Exotic alloys	3,524	3,214	10%

Average prices (per pound):
Nickel-based and specialty alloys	$19.42	$13.84	40%
Titanium mill products	$31.31	$33.94	(8)%
Exotic alloys	$42.07	$40.35	4%
Flat-Rolled Products Segment
     Third quarter 2007 sales were $709.2 million, 3% lower than the third quarter 2006, as a 35% decrease in pounds shipped more than offset higher raw material surcharges and an improved product mix. Demand was strong for our specialty and titanium sheet, specialty plate, and grain oriented silicon electrical products from the chemical process industry, oil and gas, electrical energy, and aerospace and defense markets. Demand for standard stainless sheet products were extraordinarily weak primarily due to ongoing U.S. and European service center customers’ de-stocking actions. While total high-value products shipments were 2% lower in the third quarter 2007 than the third quarter 2006, shipments of specialty and titanium sheet, specialty plate, and grain-oriented silicon electrical steel increased 16% in the current quarter compared to the prior year comparable quarter. Shipments of titanium and ATI-produced titanium products for our Uniti joint venture grew 25% to approximately 2.6 million pounds, and shipments of our grain-oriented silicon electrical products grew 12%, both compared to last year’s third quarter. In contrast to this strong performance, shipments of our standard stainless products declined 52% to approximately 57 thousand tons, which is the lowest level in many years. We expect shipment levels of standard stainless products to improve in early 2008 as end market demand for these products appears good and inventory de-stocking actions are expected to be completed.
     Average transaction prices, which include surcharges, were 49% higher in the third quarter 2007, compared to the third quarter 2006. Segment operating profit in the third quarter 2007 increased to $123.0 million, or 17.3% of sales, a $19.9 million increase compared to the third quarter 2006. The significant increase in operating profit was primarily as a result of improved product mix for higher value products and the benefit of gross cost reductions. The rapid decline in nickel and nickel-bearing scrap raw material costs during the period resulted in a LIFO inventory valuation reserve benefit of $18.2 million in the third quarter 2007, which partially offset the FIFO margin compression resulting from this rapid decline in raw material costs. The third quarter 2006 included a LIFO inventory valuation reserve charge of $42.2 million. The Flat-Rolled Products segment benefited from year-to-date 2007 gross cost reductions of $47.7 million, before the effects of inflation.
     Comparative information on the Flat-Rolled Products segment’s products for the three months ended September 30, 2007 and 2006 is provided in the following table:

	Three Months Ended
	September 30,		%
	2007	2006	Change
Volume (000’s pounds):
High value	121,674	123,784	(2)%
Standard	113,083	236,902	(52)%

Total	234,757	360,686	(35)%

Average prices (per lb.):
High value	$3.37	$2.56	32%
Standard	$2.57	$1.71	50%
Combined Average	$2.99	$2.00	49%

     For the nine months ended September 30, 2007, Flat-Rolled Products sales increased 21%, to $2.3 billion, compared to the same period 2006, and operating profit was $449.5 million, or 19.6% of sales, compared to $241.1 million, or 12.7% of sales, for the prior year-to-date period. Average prices for the nine months ended September 30, 2007, which include surcharges, were 60% higher than the same period of last year. Our key global growth markets, specifically chemical process industry, oil and gas, electrical energy, aerospace and defense, and medical, accounted for almost 60% of year-to-date segment sales. Segment results for the 2007 year-to-date period included a LIFO inventory reserve charge of $16.0 million, compared to a prior year LIFO inventory reserve charge of $69.2 million in 2006.
     Comparative information on the Flat-Rolled Products segment’s products for the nine months ended September 30, 2007 and 2006 is provided in the following table:

	Nine Months Ended
	September 30,		%
	2007	2006	Change
Volume (000’s pounds):
High value	370,351	382,447	(3)%
Standard	424,200	670,595	(37)%

Total	794,551	1,053,042	(25)%

Average prices (per lb.):
High value	$3.31	$2.38	39%
Standard	$2.49	$1.45	72%
Combined Average	$2.87	$1.79	60%
Engineered Products Segment
     Third quarter 2007 sales of $105.3 million were comparable to the third quarter 2006. Demand for our tungsten and tungsten carbide products grew from the aerospace and defense market and was lower from the oil and gas market for down-hole drilling applications and from the medical market. Demand was strong for our forged products from the construction and mining, and oil and gas markets, and demand was soft from the transportation market. Demand for our cast products was strong from the electrical energy market for wind and natural gas power generation applications. Demand remained very strong for our titanium precision metal processing conversion services.
     Segment operating profit in the third quarter 2007 was $7.3 million, or 6.9% of sales, compared to $12.4 million, or 11.8% of sales, for the comparable 2006 period. The decline in operating profit was primarily due to the slower than planned ramp-up of our newly expanded ammonium paratungstate (APT) plant. While we are now self-sufficient for our APT needs, including the flexibility to use ore, soft scrap or hard scrap to produce APT, we do not expect to see significant improvement in this segment until the end of 2007. LIFO inventory valuation reserve charges were not significant for either the third quarter 2007 or 2006.
     For the nine months ended September 30, 2007, sales were comparable to the prior year at $325.8 million, and operating profit was $30.6 million, or 9.4% of sales, compared to $45.4 million, or 13.9% of sales in 2006. Operating results for the nine months of 2007 include LIFO inventory valuation reserve charges of $0.3 million, compared to $0.2 million in the first nine months of 2006. Operating results for the nine months 2007 were negatively impacted by higher purchased raw material costs and APT plant start-up costs.
     The Engineered Products segment benefited from 2007 gross cost reductions of $6.8 million, before the effects of inflation.
     During the third quarter 2007, we acquired additional production assets to increase our capabilities for the Engineered Products segment to manufacture and machine large iron castings to support our growth in the wind energy market. The cost of acquiring these assets was $9.7 million. It is expected that these assets will be put into service over the course of the first half of 2008.

Corporate Items
     Corporate expenses increased to $18.5 million for the third quarter of 2007, compared to $15.1 million in the year-ago period. For the nine months ended September 30, 2007, corporate expenses were $56.9 million, compared to $47.0 million in the prior year-to-date period. Changes in corporate expenses for the three months and nine months ended 2007 periods are primarily due to expenses associated with annual and long-term performance-based incentive compensation programs. Compensation expense related to share-based incentive plans for three months ended September 30, 2007 and 2006 was $4.3 million and $2.5 million, respectively. For the nine months ended September 30, 2007 and 2006, share-based incentive plans compensation expense was $13.5 million and $8.4 million, respectively.
     Net interest expense in the third quarter 2007 decreased to $0.1 million from $4.3 million for the same period last year. For the nine months ended September 30, 2007, net interest expense was $7.0 million compared to $17.6 million in the prior year-to-date period. These decreases in net interest expense were primarily due to increased interest income resulting from higher cash balances, and capitalized interest. Increased capital expenditures associated with strategic investments to expand our production capabilities resulted in higher capitalization of interest costs on capital projects. As a result of capitalization of interest costs, interest expense was reduced by $6.0 million in the first nine months of 2007, and by $4.4 million in the first nine months of 2006.
     Other expense, net of gains on asset sales, includes charges incurred in connection with closed operations, pretax gains and losses on the sale of surplus real estate and other assets, and other non-operating income or expense. These items are presented primarily in selling and administration expenses, and in other income (expense) in the consolidated statement of income and resulted in other expense of $4.3 million for the third quarter of 2007 and $4.5 million for the third quarter of 2006. For the nine months ended September 30, 2007, other expense, net of gains on asset sales was $10.9 million, compared to $15.7 million for the comparable 2006 period.
     Retirement benefit expense decreased to $7.6 million in the third quarter 2007, compared to $20.5 million in the third quarter 2006, primarily as a result of higher than expected returns on plan assets in 2006 and the positive benefits of the 2006 voluntary pension contribution. For the third quarter 2007, the amount of retirement benefit expense included in cost of sales was $4.8 million, and the amount included in selling and administrative expenses was $2.8 million. For the third quarter 2006, the amount of retirement benefit expense included in cost of sales was $13.9 million, and the amount included in selling and administrative expenses was $6.6 million.
     For the nine months ended September 30, 2007 retirement benefit expense was $22.7 million, compared to $61.4 million in the same period of 2006. Retirement benefit expense increased cost of sales for the nine months ended September 2007 by $14.9 million, and increased selling and administrative expenses by $7.8 million. For the nine months ended September 2006, retirement benefit expenses increased cost of sales by $41.3 million and increased selling and administrative expenses by $20.1 million.
     We are not required to make cash contributions to our U.S. defined benefit pension plan for 2007 and, based on current regulations and actuarial analyses, we do not expect to be required to make cash contributions to our U.S. defined benefit pension plan for at least the next several years. However, we expect to make a voluntary cash contribution of $100 million to this pension plan in the fourth quarter 2007.
Income Taxes
     Results for the third quarter 2007 included a provision for income taxes of $100.1 million, or 34.0% of income before tax, compared to an income tax provision of $83.6 million or 34.3% of income before tax for the third quarter 2006. The third quarter 2007 benefited from an $8.1 million reduction in the valuation allowances associated with state deferred tax assets as a result of the increased profitability of the Flat-Rolled Products segment. The third quarter 2006 benefited from the elimination of a $10.2 million deferred tax valuation allowance with respect to certain state tax credits. For the nine months 2007, the provision for income taxes was $326.3 million, or 35.3% of sales, compared to $208.9 million, or 33.7% of sales, for the nine months 2006. The nine months ended 2007 and 2006 benefited from $12.1 million and $10.2 million, respectively, due to reductions in state deferred tax asset valuation allowances.

Financial Condition and Liquidity
Cash Flow and Working Capital
     During the nine months ended September 30, 2007, cash provided by operating activities was $480.7 million, as the significant improvement in operating earnings more than offset a $225.3 million investment in managed working capital. Investing activities included capital expenditures of $281.0 million and $9.7 million for a business acquisition in the Engineered Products segment to increase our capabilities to manufacture and machine large iron castings to support our growth in the wind energy market. Cash used in financing activities was $34.6 million in the nine months 2007, as dividend payments of $39.8 million and a reduction in borrowings of $24.8 million were partially offset by $5.4 million of proceeds received from the exercise of stock options and tax benefits on share-based compensation of $24.6 million. At September 30, 2007, cash and cash equivalents totaled $663.6 million, an increase of $161.3 million from year end 2006.
     As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable and gross inventories, less accounts payable. In measuring performance in controlling this managed working capital, we exclude the effects of LIFO inventory valuation reserves, excess and obsolete inventory reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. At September 30, 2007, managed working capital was 34.3% of annualized sales, compared to 29.0% of annualized sales at December 31, 2006. During the first nine months of 2007, managed working capital increased by $225.3 million, to $1,807.5 million. The investment in managed working capital resulted from a $35.9 million increase in accounts receivable, a $169.4 million increase in inventory, and by a $20.0 million decrease in accounts payable. The increases in accounts receivable and inventory were primarily the result of increased operating volumes for High Performance Metals segment products and higher gross inventories in the High Performance Metals and Flat-Rolled Products segments as a result of higher costs of certain raw materials. Managed working capital has increased $955 million since the end of 2004, as our level of business activity and the cost of most of the raw materials we use to manufacture our products have both increased significantly. This increase in managed working capital is expected to represent a future source of cash if the level of business activity or the cost of the raw materials we use were to decline. Accounts receivable and inventory balances have increased during 2007, compared to year-end 2006. However, days sales outstanding, which measures actual collection timing for accounts receivable, have stayed constant. In addition, gross inventory turns, which exclude the effect of LIFO inventory valuation reserves, have declined due primarily to a shift in mix to more value-added products, which have a longer manufacturing process.
The components of managed working capital were as follows:

	September 30,	December 31,
(in millions)	2007	2006
Accounts receivable	$648.1	$610.9
Inventories	970.8	798.7
Accounts payable	(337.7)	(355.1)

Subtotal	1,281.2	1,054.5

Allowance for doubtful accounts	5.7	5.7
LIFO reserves	448.1	466.7
Corporate and other	72.5	55.3

Managed working capital	$1,807.5	$1,582.2

Annualized prior two months sales	$5,263.5	$5,453.5

Managed working capital as a % of annualized sales	34.3%	29.0%

Change in managed working capital from December 31, 2006	$225.3

Capital Expenditures
     Capital expenditures for 2007 are expected to be about $450 million, of which $281 million had been expended in the first nine months of 2007. As previously announced, we have committed to significantly expand our manufacturing capabilities to meet current and expected demand growth from the aerospace (engine and airframe), defense, chemical process industry, oil and gas, electrical energy, and medical markets, especially for titanium and titanium-based alloys, nickel-based alloys and superalloys, specialty alloys, and exotic alloys. We expect our capital spending to increase throughout 2007 as we proceed with our expansion plans. These self-funded strategic investments remain on track to be completed as planned and include:
▪	The expansion of ATI’s aerospace quality titanium sponge production capabilities, including our titanium sponge facility in Albany, OR, and our greenfield premium-grade titanium sponge (qualified for jet engine rotating parts) facility in Rowley, UT. Twelve titanium sponge reduction furnaces at Albany, OR are now in operation, bringing our current annual titanium sponge capacity at this facility to approximately 16 million pounds. When the full expansion of the Albany facility is completed in the first six months of 2008, we expect that this facility will be capable of producing 22 million pounds annually of aerospace quality titanium sponge. The Rowley, UT sponge facility remains on schedule, and we expect to begin producing premium-grade titanium sponge by the end of 2008, with 24 million pounds of annual capacity to be reached by mid-2009. Upon completion of these titanium sponge expansion projects, our annual sponge production capacity is projected to be 46 million pounds. In addition, the Utah facility will have the infrastructure in place to further expand annual capacity by approximately 18 million pounds, bringing the total annual capacity at that facility to 42 million pounds, if needed. We expect to supplement our requirements with titanium sponge and titanium scrap purchases from external sources.

▪	The expansion of ATI’s melting capabilities for titanium and titanium-based alloys, nickel-based alloys and superalloys, and specialty alloys. For titanium melting, three new vacuum-arc remelt (VAR) furnaces are on line, and we plan to have two more titanium VAR furnaces customer qualified by the end of the first quarter 2008. VAR melting is a consumable electrode re-melting process that improves the cleanliness and chemical homogeneity of the alloys. Our third Plasma Arc Melt (PAM) premium titanium melt furnace is up and running and has completed initial customer qualifications. We expect to have this PAM furnace qualified for all products during the first quarter 2008. A fourth PAM furnace to support premium titanium alloy growth requirements is expected to begin production by the fourth quarter 2008. Plasma arc melting is a superior cold-hearth melting process for making alloyed titanium products for jet engine rotating parts, medical applications, and other critical applications. We also expect one new vacuum-arc remelt (VAR) furnace for nickel-based alloys and superalloys to be qualified and in commercial production by the first quarter of 2008, with up to three more VARs to be added through 2009 based on production requirements to support titanium and premium nickel-based superalloy growth.

▪	The expansion of ATI’s mill products processing and finishing capabilities for titanium and titanium-based alloys, nickel-based alloys and superalloys, and specialty alloys. Announced projects include expanding titanium precision metal processing conversion capacity, which was completed in the third quarter 2007, and expansion of our forging capacity at our Bakers, NC facility through the addition of an integrated 10,000 ton press forge, 700mm rotary forge, and conditioning, finishing and inspection facilities to support increased forged product requirements, which is expected to be operational by the third quarter 2009. Forging is a hot-forming process that produces wrought forging billet and forged machining bar from an ingot. We also are expanding our titanium and specialty plate facility located in Washington, PA, which is expected to begin production in the second quarter 2008. In addition to titanium and titanium alloys, ATI’s specialty plate products include duplex alloys, superaustenitic alloys, nickel-based alloys, zirconium alloys, armor plate, and common austenitic stainless grades. This project will include increasing reheat furnace, annealing, and flattening capacity at the existing plate mill, expanding plate size capabilities, and implementing productivity improvements.

▪	We are increasing our zirconium sponge production capacity by approximately 20%. In addition, we have diverted two new VAR furnaces to zirconium melting. These two VARs were originally planned for titanium melting. This new zirconium sponge and melting capacity better positions ATI for the strong nuclear electrical energy and chemical process industry markets.
     Additionally, STAL, our Chinese joint venture company in which ATI has a 60% interest, commenced an expansion of its operations in Shanghai, China in late 2006. This expansion, which is expected to more than triple

STAL’s rolling and slitting capacity to produce Precision Rolled Strip® products, is estimated to cost approximately $110 million. The expansion is expected to be fully operational in the 2009 first quarter and is expected to be funded through capital contributions from the joint venture partners, bank credit lines, and the internal cash flow of the joint venture. Our cash contribution to this expansion was $24.8 million, of which one-half was contributed by ATI in the 2006 third quarter, and the remainder in March 2007. The financial results of STAL are consolidated into our financial statements with the 40% interest of our minority partner recognized as other income or expense in the consolidated statements of income and as a liability in the consolidated statements of financial position.
Dividends
     A regular quarterly dividend of $0.13 per share of common stock was declared on September 13, 2007, payable on September 28, 2007 to stockholders of record at the close of business on September 21, 2007. On November 1, 2007, our Board of Directors approved an increase in the quarterly dividend on ATI common stock of nearly 40%, to $0.18 per share, beginning with the fourth quarter 2007 dividend. The fourth quarter 2007 dividend is payable December 28, 2007 to stockholders of record as of December 10, 2007. This is the third consecutive year that ATI has significantly increased its dividend. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate.
Debt
     At September 30, 2007, we had $529.5 million in total outstanding debt, compared to $553.6 million at December 31, 2006, a decrease of $24.1 million. The decrease in debt was primarily due to reduced net borrowings at our foreign operations and scheduled debt maturity payments.
     In managing our overall capital structure, some of the measures on which we focus are net debt to net capitalization, which is the percentage of our debt, net of cash that may be available to reduce borrowings, to our total invested and borrowed capital, and total debt to total capitalization, which excludes cash balances. At September 30, 2007, our cash on hand exceeded our total debt. Therefore our net debt to total capitalization was a negative 6.9% at September 30, 2007 compared to a positive 3.3% at December 31, 2006. The net debt to net capitalization was determined as follows:

	September 30,
(in millions)	2007	December 31, 2006
Total debt	$529.5	$553.6
Less: cash	(663.6)	(502.3)

Net debt	$(134.1)	$51.3

Net debt	$(134.1)	$51.3
Stockholders’ equity	2,072.9	1,502.9

Total capital	$1,938.8	$1,554.2

Net debt to net capitalization	(6.9)%	3.3%

     Total debt to total capitalization improved to 20.3% at September 30, 2007 from 26.9% at December 31, 2006. Total debt to total capitalization was determined as follows:

	September 30,
(in millions)	2007	December 31, 2006
Total debt	$529.5	$553.6
Stockholders’ equity	2,072.9	1,502.9

Total capital	$2,602.4	$2,056.5

Total debt to total capitalization	20.3%	26.9%

     On July 31, 2007, ATI replaced its then-existing $325 million senior secured domestic revolving credit facility, which was due to expire in August 2010, with a new five-year $400 million senior unsecured domestic revolving credit facility. The unsecured facility includes a $200 million sublimit for the issuance of letters of credit. Under the unsecured facility, the Company may increase the size of the facility by up to $100 million without seeking the further approval of the lending group. The unsecured facility requires us to maintain a leverage ratio (consolidated total indebtedness divided by consolidated earnings before interest, taxes and depreciation and amortization) of not greater than 3.25, and maintain an interest coverage ratio (consolidated earnings before interest and taxes divided by interest expense) of not less than 2.0. For the nine ended September 30, 2007, our leverage ratio was 0.45, and our interest coverage ratio was 33.4.
     We have not borrowed funds under the senior unsecured domestic facility during 2007, although a portion of this facility has been utilized to support the issuance of letters of credit. Outstanding letters of credit issued under the unsecured facility at September 30, 2007, were approximately $55 million.
     On July 31, 2007, Moody’s Investor Service (“Moody’s”) upgraded our senior unsecured debt ratings to the investment grade credit rating Baa3, from Ba2, and maintained a stable ratings outlook. Additionally, Moody’s upgraded the rating on our Allegheny Ludlum Corporation $150 million 6.95% debentures to Baa3, from Ba1. On August 6, 2007, Standard & Poor’s Rating Services raised our corporate credit rating to BB+ from BB and raised our senior unsecured debt rating to BB+ from BB-. Additionally, Standard & Poor’s maintains a positive ratings outlook for the Company. Ratings changes do not affect our ability to borrow under our credit facilities.
     The ratio of earnings to fixed charges for the three and nine month periods ended September 30, 2007 was 25.8 and 26.2, respectively.
     In August 2007, STAL, our Chinese joint venture company in which ATI has a 60% interest, entered into a five year revolving credit facility with a group of banks. Under the credit facility, STAL may borrow up to 741 million renminbi (approximately $99 million) at an interest rate equal to 90% of the applicable lending rate published by the People’s Bank of China. The credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners, and is intended to be utilized in the future for the expansion of STAL’s operations, which are located in Shanghai, China. The credit facility requires STAL to maintain a minimum level of shareholders’ equity, and certain financial ratios. As of September 30, 2007, there had been no borrowings made under the credit facility.
     STAL had approximately $21 million in letters of credit outstanding as of September 30, 2007. These letters of credit are supported solely by STAL’s financial capability without any guarantees from the joint venture partners.

Financial Returns
     In managing our financial performance, some of the measures that we focus on are return on capital employed, which is net income excluding financing costs compared to the average of our total invested and borrowed capital, and return on stockholders’ equity, which measures net income compared to our average invested capital. We measure these returns using trailing twelve month periods. Return on capital employed was calculated as follows:

	For the 12 month period ending
	September 30,	December 31,
(in millions)	2007	2006
Return on capital employed:
Net income	$761.3	$574.1
Add: Net interest expense, net of tax	8.1	14.9

Net income before interest expense	$769.4	$589.0

Stockholders’ equity, end of period	$2,072.9	$1,502.9
Total debt, end of period	529.5	553.6

Capital employed, end of period	$2,602.4	$2,056.5

Stockholders’ equity, beginning of period	$1,248.8	$808.0
Total debt, beginning of period	554.8	560.4

Capital employed, beginning of period	$1,803.6	$1,368.4

Average capital employed	$2,203.0	$1,712.5

Return on capital employed	34.9%	34.4%

Return on stockholders’ equity:
Net income	$761.3	$574.1

Stockholders’ equity, end of period	$2,072.9	$1,502.9
Stockholders’ equity, beginning of period	$1,248.8	$808.0

Average stockholders’ equity	$1,660.9	$1,155.5

Return on stockholders’ equity	45.8%	49.7%

Retirement Benefits
     We have defined benefit pension plans and defined contribution plans covering substantially all of our employees. In the fourth quarter 2006 and 2005, and in third quarter 2004, we made voluntary cash contributions of $100 million, $100 million and $50 million, respectively, to our U.S. qualified defined benefit pension plan to improve the plan’s funded position. We are not required to make a contribution to the U.S. qualified defined benefit pension plan for 2007, and, based upon current regulations and actuarial analyses, we do not expect to be required to make cash contributions to the U.S. qualified defined benefit pension plan for at least the next several years. However, to further improve the funded position of this plan the Company expects to make a $100 million voluntary cash contribution to this pension plan in the fourth quarter 2007.
Subsequent Event
On November 1, 2007, our Board of Directors approved a share repurchase program of $500 million. Repurchases of Company stock are expected to be made on the open market or in unsolicited or privately negotiated transactions. Share repurchases are expected to be funded from internal cash flow and cash on hand. The number of shares to be purchased, and the timing of the purchases, will be based on several factors, including the level of cash balances, general business conditions, and other investment opportunities.
Critical Accounting Policies
Inventory
     At September 30, 2007, we had net inventory of $970.8 million. Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO) and average cost methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. The prices for many of the raw materials we use have been volatile. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a rapid rise in raw material costs has a negative effect on our operating results. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold. For example, during the first nine months of 2007 the effect of the decrease in raw material costs on our LIFO inventory valuation method resulted in cost of sales which was $18.6 million lower than would have been recognized if we utilized the FIFO methodology to value our inventory.
     Since the LIFO inventory valuation methodology is designed for annual determination, interim estimates of the annual LIFO valuation are required. We recognize the effects of the LIFO inventory valuation method on an interim basis by projecting the expected annual LIFO cost and allocating that projection to the interim quarters equally. These projections of annual LIFO inventory valuation reserve changes are updated quarterly and are evaluated based upon material, labor and overhead costs and projections for such costs at the end of the year plus projections regarding year-end inventory levels. The LIFO inventory valuation reserve charge for the first nine months of 2007 includes approximately $23 million associated with the effect of projected liquidations of LIFO inventory quantities carried at the lower costs prevailing in prior years as compared to current costs.
     The LIFO inventory valuation methodology is not utilized by many of the companies with which we compete, including foreign competitors. As such, our results of operations may not be comparable to those of our competitors during periods of volatile material costs due, in part, to the differences between the LIFO inventory valuation method and other acceptable inventory valuation methods.
     We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting reserve, if any, is recognized as an expense in the period that the need for the reserve is identified. At September 30, 2007, no such reserves were required. It is our general policy to write-down to scrap value any inventory that is identified as obsolete and any inventory that has aged or has not moved in more than twelve months. In some instances, this criterion is up to twenty-four months due to the longer manufacturing and distribution process for such products.
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
New Accounting Pronouncements
     In the 2007 first quarter, as required, we adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) titled “Accounting for Planned Major Maintenance Activities” (“FSP PMMA”). This FSP amends an AICPA Industry Audit guide and is applicable to all industries that accrue for planned major maintenance activities. The FSP PMMA prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities, which was the policy we previously used to record planned plant outage costs on an interim basis within a fiscal year, and also to record the costs of major equipment rebuilds which extend the life of capital equipment. The FSP PMMA was effective as of the beginning of our 2007 fiscal year, with retrospective application to all prior periods presented. Under the FSP PMMA, we report results using the deferral method whereby major equipment rebuilds are capitalized as costs are incurred and amortized to expense over the estimated useful lives, and planned plant outage costs are fully recognized in the interim period of the outage. The adoption of the FSP PMMA on January 1, 2007, resulted in an increase to retained earnings of $10.3 million, net of related taxes. As required by the FSP PMMA, our financial statements have been restated to reflect this FSP as if this standard had been applied to the earliest period presented. As a result, our net income for the three and nine month periods ended

September 30, 2006 decreased $1.7 million, or $0.02 per share, and increased $6.2 million, or $0.06 per share, respectively.
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
     As a result of implementing FIN 48, we recognized a $19.4 million increase in the long-term liability for unrecognized tax benefits, and a $13.8 million increase in deferred tax assets for tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The net result of these recognized assets and liabilities was a reduction to beginning retained earnings of $5.6 million. Including liabilities recognized in the FIN 48 adoption, our total liabilities for unrecognized tax benefits at January 1, 2007 were $26.3 million. Interest and penalties recognized at the FIN 48 adoption were $3.5 million. It is our policy to classify interest and penalties recognized on underpayment of income taxes as income tax expense. For the nine months ended September 30, 2007, the Company’s income tax provision included $6.2 million of expense related to uncertain tax positions, which increased the long-term liability to $32.2 million. We expect that settlements for nearly all of the contractual cash obligations for liabilities for uncertain tax positions will occur more than five years in the future.
     Including tax positions for which we determined that the tax position would not meet the more-likely-than-not recognition threshold upon examination by the tax authorities based upon the technical merits of the position, the total estimated unrecognized tax benefit that, if recognized, would affect our effective tax rate was approximately $14 million. At this time, we believe that it is reasonably possible that approximately $2 million of the estimated unrecognized tax benefits as of September 30, 2007 will be recognized within the next twelve months.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market Risks associated with our business are discussed in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2006. There were no material changes in these Market Risks during the third quarter 2007.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of September 30, 2007, and they concluded that these controls and procedures are effective.
(b) Changes in Internal Controls
There was no change in our internal control over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures as of September 30, 2007, conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 6. Exhibits
     (a) Exhibits
12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALLEGHENY TECHNOLOGIES INCORPORATED
(Registrant)

Date: November 2, 2007	By	/s/ Richard J. Harshman
Richard J. Harshman
Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: November 2, 2007	By	/s/ Dale G. Reid
Dale G. Reid
Vice President, Controller and Chief Accounting Officer and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX
12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350.