Form 10-K
period 2007-12-31
ALLEGHENY TECHNOLOGIES INC
filed 2008-02-26
CIK 1018963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 1O-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2007

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
Yes      ☑      No      ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      ☐     No      ☑
     On February 14, 2008, the Registrant had outstanding 100,949,485 shares of its Common Stock.
The aggregate market value of the Registrant’s voting stock held by non-affiliates at June 30, 2007 was approximately $10.48 billion, based on the closing price per share of Common Stock on June 29, 2007, the last trading day prior to that date, of $104.88 as reported on the New York Stock Exchange, and at February 14, 2008 was approximately $8.13 billion, based on the closing price per share of Common Stock on that date of $82.49 as reported on the New York Stock Exchange. Shares of Common Stock known by the Registrant to be beneficially owned by directors and officers of the Registrant subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are not included in the computation. The Registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Exchange Act.
Documents Incorporated By Reference
Selected portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2008 are incorporated by reference into Part III of this Report.

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
Our Business
Allegheny Technologies is one of the largest and most diversified specialty metals producers in the world. We use innovative technologies to offer growing global markets a wide range of specialty metals solutions. Our products include titanium and titanium alloys, nickel-based alloys and superalloys, zirconium, hafnium and niobium, stainless and specialty steel alloys, grain-oriented electrical steel, tungsten-based materials and cutting tools, carbon alloy impression die forgings, and large grey and ductile iron castings. Our specialty metals are produced in a wide range of alloys and product forms and are selected for use in environments that demand metals having exceptional hardness, toughness, strength, resistance to heat, corrosion or abrasion, or a combination of these characteristics.
     We focus our technological and unsurpassed manufacturing capabilities to serve global end use markets with highly diversified and specialized product offerings. Key end use markets for our products include:
     Aerospace and Defense. We are a world leader in the production of premium titanium alloys, nickel-based and cobalt-based alloys and superalloys, and vacuum-melted specialty alloys used in the manufacture of both commercial and military jet engines, as well as replacement parts for those engines. We also produce titanium alloys, vacuum-melted specialty alloys, and high-strength stainless alloys for use in commercial and military airframes and airframe components.
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
     We continuously seek to develop new alloys to better serve the needs of this end use market. For example, we have developed ATI 425® titanium, a new cold-rollable alloy, as a lower cost alternative to the most popular high-strength titanium alloys, for use in airframe components. We have also developed Allvac® 718 Plus® alloy, a new nickel-based superalloy that can withstand higher temperatures than the standard 718 superalloy, for use in the next generation of fuel efficient jet engines.
     Demand for our products by the aerospace and defense market has increased significantly over the last several years, and we expect it to remain strong and continue to grow into the next decade.
     Chemical Process Industry and Oil and Gas. Oil and gas prices have reached record levels over the past two years, resulting in increased global oil and gas exploration and development. The environments in which oil and gas can be found in commercial quantities have become more challenging, involving deep offshore wells, high pressure and temperature conditions, sour wells and unconventional sources, such as oil sands. Sustained high oil and gas prices have also led to increased interest in biofuels, such as ethanol, as an alternative or supplement to gasoline and other fossil fuels, and in liquefied natural gas (LNG).
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
     We continuously seek to develop new alloys to better serve the needs of this end use market. For example, we have developed AL 2003™ lean duplex alloy as a low cost substitute for type 316L stainless steel. AL 2003™ lean duplex stainless, AL 2205™ duplex stainless, and AL-6XN® superaustenitic stainless steel in strip and plate product forms are NORSOK qualified. ATI’s titanium castings are also qualified under NORSOK standards. The NORSOK standards are developed by the Norwegian petroleum industry and are intended to identify metals used in oil and gas applications that are safe and cost-effective.
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
     Coal-fired power plants account for more than one-half of the electricity produced in the United States. Under the Clean Air Interstate Rule adopted by the U.S. Environmental Protection Agency (EPA), power plants in several eastern states will be required, in stages through 2015, to dramatically reduce emissions of sulfur dioxide and nitrous oxide generated from the burning of coal. Most of these plants will be required to install additional filtration systems, or “scrubbers”, which are made of specialty metals we produce, on their smokestacks to comply with the rule. Demand for our specialty metals for pollution control systems is also significant in growing industrial economies, including China. We supply a broad range of alloys, including many proprietary alloys, for these applications. AL-6XN® alloy, a 6-molybdenum super-austenitic alloy, is used in absorber towers, piping, damper doors, ducting and vessels. The nickel-based AL 22™ and AL 276™ alloys are used in the absorber inlet, absorber outlet ducting, damper door seals, and expansion joints.
     For electrical power generation, our specialty metals and corrosion resistant alloys (CRAs) and ductile iron castings are used in coal, nuclear, natural gas, and wind power applications. In coal-fired plants, our CRAs are used for pipe, tube, and heat exchanger applications in water systems in addition to the pollution control scrubbers mentioned in the preceding paragraph. For nuclear power plants, we are an industry pioneer in producing reactor-grade zirconium and hafnium alloys nuclear fuel cladding and structural components. Our CRAs are also used in water systems for nuclear power plants. We are a technology leader for large diameter nickel-based superalloys used in natural gas turbines. We are also one of a few producers of very large ductile iron castings used for wind turbines.
     For electrical power distribution, our grain-oriented electrical steel (GOES) is used in large and small power transformers, where electrical conductivity and magnetic properties are important. We believe that demand for these advanced specialty metals is in the early stage of an expected long growth cycle as the U.S. rebuilds its electrical energy distribution grid and as developing countries, such as China and India, electrify and build electrical power distribution grids. The U.S. Department of Energy (DOE) published its final rule on distribution transformer efficiency on October 12, 2007, regarding minimum energy efficiency standard levels for electrical energy distribution transformers beginning January 1, 2010. This DOE rule establishes requirements for more efficient transformers, which increases premium grade GOES usage per transformer. ATI is a leading producer of these premium grades of GOES.
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
     Enhancing and Expanding Our Manufacturing Capabilities and Capacity. Demand for our products from the aerospace and defense, chemical process industry and oil and gas, electrical energy, and medical markets has increased significantly over the last several years, and we expect demand to remain strong and continue to grow into the next decade. We are currently undertaking a multi-phase program to enhance and expand our capabilities and capacities to produce premium specialty metals aimed at these key growth markets. In 2006 and 2007, we announced that we intended to spend at least $950 million of internally generated funds to renew and expand our annual titanium sponge production capabilities to approximately 46 million pounds; expand our premium titanium alloy melt and remelt capacity; expand our nickel-based alloy and superalloy melt and remelt capacity; expand our titanium and specialty alloy plate capacity; and expand our premium titanium and nickel-based superalloy forging capacity. These investments strengthen ATI’s leadership position in the production of technically demanding specialty metals.
Business Segments
We operate in the following three business segments, which accounted for the following percentages of total revenues of $5.5 billion, $4.9 billion, and $3.5 billion for the years ended December 31, 2007, 2006, and 2005, respectively:

	2007	2006	2005
High Performance Metals	38%	37%	35%
Flat-Rolled Products	54%	54%	54%
Engineered Products	8%	9%	11%
High Performance Metals Segment
Our High Performance Metals segment produces, converts and distributes a wide range of high performance alloys, including nickel- and cobalt-based alloys and superalloys, titanium and titanium-based alloys, exotic metals such as zirconium, hafnium, niobium, nickel-titanium, and their related alloys, and other specialty alloys, primarily in long product forms such as ingot, billet, bar, rod, wire, and seamless tube. We are integrated from raw materials (sponge) to melt, remelt, and finish processing in our titanium and titanium alloys, and zirconium and hafnium alloys products. The major end markets served by our High Performance Metals Segment are aerospace and defense, chemical process industry, oil and gas, medical, and electrical energy. Most of the products in our High Performance Metals segment are sold directly to end-use customers. A significant portion of our High Performance Metals segment products are sold under multi-year agreements. The operating units in this segment are ATI Allvac, ATI Allvac Ltd (U.K.) and ATI Wah Chang.
Flat-Rolled Products Segment
Our Flat-Rolled Products segment produces, converts and distributes stainless steel, nickel-based alloys, and titanium and titanium-based alloys, in a variety of product forms, including plate, sheet, engineered strip, and Precision Rolled Strip® products, as well as grain-oriented electrical steel. The major end markets for our flat-rolled products are chemical process industry, oil and gas, electrical energy, automotive, food equipment and appliances, machine and cutting tools, construction and mining, aerospace and defense, and electronics, communication equipment and computers. The operations in this segment are ATI Allegheny Ludlum, our 60% interest in the Chinese joint venture company known as Shanghai STAL Precision Stainless Steel Company Limited (STAL), and our 50% interest in the industrial titanium joint venture known as Uniti LLC. The remaining 40% interest in STAL is owned by the Baosteel Group, a state authorized investment company whose equity securities are publicly traded in the People’s Republic of China. The remaining 50% interest in Uniti LLC is held by Verkhnaya Salda Metallurgical Production Association (VSMPO), a Russian producer of titanium, aluminum, and specialty steel products.

     Stainless steel, nickel-based alloys and titanium sheet products are used in a wide variety of industrial and consumer applications. In 2007, approximately 60% by volume of our stainless sheet products were sold to independent service centers, which have slitting, cutting or other processing facilities, with the remainder sold directly to end-use customers.
     Engineered strip and very thin Precision Rolled Strip® products are used by customers to fabricate a variety of products primarily in the automotive, construction, and electronics markets. In 2007, approximately 90% by volume of our engineered strip and Precision Rolled Strip products were sold directly to end-use customers or through our own distribution network, with the remainder sold to independent service centers.
     Stainless steel, nickel-based alloy and titanium plate products are primarily used in industrial markets. In 2007, approximately 50% by volume of our plate products were sold to independent service centers, with the remainder sold directly to end-use customers.
     Grain-oriented electrical steel is used in power transformers where electrical conductivity and magnetic properties are important. Nearly all of our grain-oriented electrical steel products are sold directly to end-use customers.
Engineered Products Segment
The principal business of our Engineered Products segment includes the production of tungsten powder, tungsten heavy alloys, tungsten carbide materials, and tungsten carbide cutting tools. We are now integrated from the raw materials (ammonium paratungstate (APT)) to the manufacture of finished cutting tools. The segment also produces carbon alloy steel impression die forgings, and large grey and ductile iron castings, and provides precision metals processing services. The operating units in this segment are ATI Metalworking Products, ATI Portland Forge, ATI Casting Service and ATI Rome Metals.
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

Raw Materials and Supplies
Substantially all raw materials and supplies required in the manufacture of our products are available from more than one supplier and presently the sources and availability of raw materials essential to our businesses are adequate. The principal raw materials we use in the production of our specialty metals are scrap (including iron-, nickel-, chromium-, titanium-, molybdenum-, and tungsten-bearing scrap), nickel, titanium sponge, zirconium sand and sponge, ferrochromium, ferrosilicon, molybdenum and molybdenum alloys, manganese and manganese alloys, cobalt, niobium, vanadium and other alloying materials.
     Purchase prices of certain principal raw materials have been volatile. As a result, our operating results may be subject to significant fluctuation. We use raw materials surcharge and index mechanisms to offset the impact of increased raw material costs; however, competitive factors in the marketplace may limit our ability to institute such mechanisms, and there can be a delay between the increase in the price of raw materials and the realization of the benefit of such mechanisms. For example, in 2007 we used approximately 80 million pounds of nickel; therefore a hypothetical increase of $1.00 per pound in nickel prices would result in increased costs of approximately $80 million. We also used approximately 500 million pounds of ferrous scrap in the production of our flat-rolled products in 2007 so that a hypothetical increase of $0.01 per pound in ferrous scrap prices would result in increased costs of approximately $5 million.
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
     We purchase our nickel requirements principally from producers in Australia, Canada, Norway, Russia, and the Dominican Republic. Zirconium sponge is purchased from a source in France, while zirconium sand is purchased from both U.S. and Australian sources. Cobalt is purchased primarily from producers in Canada. More than 80% of the world’s reserves of ferrochromium are located in South Africa, Zimbabwe, Albania, and Kazakhstan. We also purchase titanium sponge from sources in Kazakhstan and Japan.
Export Sales and Foreign Operations
Direct international sales represented approximately 27% of our total annual sales in 2007, 24% of our total sales in 2006, and approximately 25% of our total sales in 2005. These figures include direct export sales by our U.S.-based operations to customers in foreign countries, which accounted for approximately 19% of our total sales in 2007, and 16% of our total sales in each of 2006 and 2005. Our overseas sales, marketing and distribution efforts are aided by our international marketing and distribution offices, ATI Europe, ATI Europe Distribution, and ATI Asia, or by independent representatives located at various locations throughout the world. We believe that nearly 50% of ATI’s 2007 sales were driven by global markets when we consider exports of our customers.
     Direct sales by geographic area in 2007, and as a percentage of total sales, were as follows:

($ in millions)

United States	$3,987.0	73%
Europe	864.7	16%
Far East	382.6	7%
Canada	138.9	3%
South America, Middle East and other	79.3	1%

Total sales	$5,452.5	100%

     ATI Allvac Ltd has manufacturing capabilities in the United Kingdom. ATI Metalworking Products, which has manufacturing capabilities in the United Kingdom and Switzerland, sells high precision threading, milling, boring and drilling components, tungsten carbide burrs, rotary tooling and specialty abrasive wheels and discs for the European market from locations in the United Kingdom, Switzerland, Germany, France, Italy and Spain. Our STAL joint venture in the People’s Republic of China produces Precision Rolled Strip® products, which enables us to offer these products more effectively to markets in China and other Asian countries. Our Uniti LLC joint venture allows us to offer titanium products to industrial markets more effectively worldwide.

Backlog, Seasonality and Cyclicality
Our backlog of confirmed orders was approximately $1.0 billion at December 31, 2007 and $1.2 billion at December 31, 2006. We expect that approximately 90% of confirmed orders on hand at December 31, 2007 will be filled during the year ending December 31, 2008. Backlog of confirmed orders of our High Performance Metals segment was approximately $683 million at December 31, 2007 and $730 million at December 31, 2006. We expect that approximately 85% of the confirmed orders on hand at December 31, 2007 for this segment will be filled during the year ending December 31, 2008. Backlog of confirmed orders of our Flat-Rolled Products segment was approximately $177 million at December 31, 2007 and $353 million at December 31, 2006. We expect that all of the confirmed orders on hand at December 31, 2007 for this segment will be filled during the year ending December 31, 2008.
     Generally, our sales and operations are not seasonal. However, demand for our products is cyclical over longer periods because specialty metals customers operate in cyclical industries and are subject to changes in general economic conditions and other factors both external and internal to those industries.
Research, Development and Technical Services
     We believe that our research and development capabilities give ATI an advantage in developing new products and manufacturing processes that contribute to the profitable growth potential of our businesses on a long-term basis. We conduct research and development at our various operating locations both for our own account and, on a limited basis, for customers on a contract basis. Research and development expenditures for each of our three segments for the years ended December 31, 2007, 2006, and 2005 included the following:

(In millions)	2007	2006	2005

Company-Funded:
High Performance Metals	$9.5	$5.9	$4.9
Flat-Rolled Products	1.9	1.5	1.4
Engineered Products	2.6	2.2	2.1

	$14.0	$9.6	$8.4

Customer-Funded:
High Performance Metals	$0.4	$0.2	$1.5
Flat-Rolled Products	0.1	0.3	0.2

	$0.5	$0.5	$1.7

Total Research and Development	$14.5	$10.1	$10.1

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
We consider environmental compliance to be an integral part of our operations. We have a comprehensive environmental management and reporting program that focuses on compliance with all federal, state, regional and local environmental laws and regulations. Each operating company has an environmental management system that includes mechanisms for regularly evaluating environmental compliance and managing changes in business operations while assessing environmental impact.
Our Corporate Guidelines for Business Conduct and Ethics address compliance with environmental laws as well as employment and workplace safety laws, and also describe our commitment to equal opportunity and fair treatment of employees. We continued to realize significant progress in safety across ATI’s operations. As a result of our continuing focus on and commitment to safety, in 2007 our OSHA Total Recordable Incident Rate improved by 5% to 3.02 and our Lost Time Case Rate was 0.52, which we believe to be competitive with world class performance.
Employees
We have approximately 9,700 full-time employees. A portion of our workforce is covered by various collective bargaining agreements, principally with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USW”), including: approximately 2,750 Allegheny Ludlum production, office and maintenance employees covered by collective bargaining agreements that are effective through June 2011, approximately 325 Allvac Albany, Oregon (Oremet) employees covered by a collective bargaining agreement that is effective through June 2011, approximately 630 Wah Chang employees covered by a collective bargaining agreement that continues through March 2008, approximately 280 employees at our Casting Service facility in LaPorte, Indiana, covered by a collective bargaining agreement that is effective through December 2011, and approximately 200 employees at our Portland Forge facility in Portland, Indiana, covered by collective bargaining agreements with three unions that are effective through April 2008. We are negotiating a collective bargaining agreement with approximately 150 employees at our Rome Metals facilities.
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
Executive Management, Including Executive Officers under Federal Securities Laws
The Company’s executive officers under the federal securities laws and members of the Company’s management executive committee as of February 14, 2008 are as follows:

Name	Age	Title

L. Patrick Hassey*	62	Chairman, President and Chief Executive Officer and Director
Richard J. Harshman*	51	Executive Vice President, Finance and Chief Financial Officer
Douglas A. Kittenbrink*	52	Executive Vice President, Corporate Planning and International Business Development
Jon D. Walton*	65	Executive Vice President, Human Resources, Chief Legal and Compliance Officer, General Counsel and Corporate Secretary
Dale G. Reid*	52	Vice President, Controller, Chief Accounting Officer and Treasurer
Terry L. Dunlap*	48	ATI Allegheny Ludlum Business Unit President
Thomas E. Williams**	67	ATI Allvac Business Unit President
Lynn Davis	59	ATI Wah Chang Business Unit President
David M. Hogan	61	ATI Metalworking Products Business Unit President and Segment President, Engineered Products

*	Such individuals are subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended.

**	Effective upon the retirement of Thomas E. Williams, on April 1, 2008, Hunter R. Dalton, 53, will serve as ATI Allvac Business Unit President.
Set forth below are descriptions of the business background for the past five years of the Company’s executive management.
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
     Douglas A. Kittenbrink has served as Executive Vice President, Corporate Planning and International Business Development since March 1, 2007. Mr. Kittenbrink was Executive Vice President, ATI Business System and Group President, Engineered Products Segment from October 2003 to March 2007. Mr. Kittenbrink was Executive Vice President and Chief Operating Officer from July 2001 to October 2003 and served as President of Allegheny Ludlum from April 2000 to November 2002.
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
     Terry L. Dunlap has served as ATI Allegheny Ludlum Business Unit President since November 2002.
     Thomas E. Williams has served as ATI Allvac Business Unit President since 1999. Mr. Williams has announced his retirement from the Company effective March 31, 2008.
     Lynn Davis has served as ATI Wah Chang Business Unit President since September 2000.
     David M. Hogan has served as ATI Metalworking Products Business Unit President since 1997. Since April 1, 2007, Mr. Hogan has also served as Segment President, Engineered Products.
Item 1A. Risk Factors
There are inherent risks and uncertainties associated with our business that could adversely affect our operating performance and financial condition. Set forth below are descriptions of those risks and uncertainties that we currently believe to be material, but the risks and uncertainties described are not the only risks and uncertainties that could affect our business. See the discussion under “Forward-Looking Statements” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report on Form 10-K.
     Cyclical Demand for Products. The cyclical nature of the industries in which our customers operate causes demand for our products to be cyclical, creating potential uncertainty regarding future profitability. Various changes in general economic conditions may affect the industries in which our customers operate. These changes could include decreases in the rate of consumption or use of our customers’ products due to economic downturns. Other factors that may cause fluctuation in our customers’ positions are changes in market demand, lower overall pricing due to domestic and international overcapacity, currency fluctuations, lower priced imports and increases in use or decreases in prices of substitute materials. As a result of these factors, our profitability has been and may in the future be subject to significant fluctuation.

     Product Pricing. From time-to-time, intense competition and excess manufacturing capacity have resulted in reduced prices, excluding raw material surcharges, for many of our products. These factors have had and may have an adverse impact on our revenues, operating results and financial condition.
     Although inflationary trends in recent years have been moderate, during the same period certain critical raw material costs, such as nickel, titanium sponge, chromium, and molybdenum and scrap containing iron, nickel, titanium, chromium, and molybdenum have been volatile and at historically high levels. While we are able to mitigate some of the adverse impact of rising raw material costs through raw material surcharges or indices to customers, rapid increases in raw material costs may adversely affect our results of operations.
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
     Risks Associated with Commercial Aerospace. A significant portion of the sales of our High Performance Metals segment represents products sold to customers in the commercial aerospace industry. The commercial aerospace industry has historically been cyclical due to factors both external and internal to the airline industry. These factors include general economic conditions, airline profitability, consumer demand for air travel, varying fuel and labor costs, price competition, and international and domestic political conditions such as military conflict and the threat of terrorism. The length and degree of cyclical fluctuation are influenced by these factors and therefore are difficult to predict with certainty. Demand for our products in this segment is subject to these cyclical trends. For example, the average price per pound for our titanium mill products was $11.89 for the period 2002 through 2004, was $22.75 in 2005, was $33.83 in 2006 and was $30.14 in 2007, and the average price per pound for our nickel-based and specialty alloys was $7.19 for the period 2002 through 2004, was $11.25 in 2005, was $14.35 in 2006 and was $19.16 in 2007. A downturn in the commercial aerospace industry would adversely affect the prices at which we are able to sell these and other products, and our results of operations, business and financial condition could be materially adversely affected.
     Risks Associated with Strategic Capital Projects. From time-to-time, we undertake strategic capital projects in order to expand and upgrade our facilities and operational capabilities. For instance, in 2005, 2006, and 2007 we announced major expansions of our titanium and premium-melt nickel-based alloy, superalloy and specialty alloy production capabilities. Our ability to achieve the anticipated increased revenues or otherwise realize acceptable returns on these investments or other strategic capital projects that we may undertake is subject to a number of risks, many of which are beyond our control, including a variety of market, operational, permitting, and labor related factors. In addition, the cost to implement any given strategic capital project ultimately may prove to be greater than originally anticipated. If we are not able to achieve the anticipated results from the implementation of any of our strategic capital projects, or if we incur unanticipated implementation costs, our results of operations and financial position may be materially adversely effected.
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

     Volatility of Raw Material Costs. The prices for many of the raw materials we use have been extremely volatile. Since we value most of our inventory utilizing the last-in, first-out (LIFO) inventory costing methodology, a rapid rise in raw material costs has a negative effect on our operating results. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. For example, in 2007, the decrease in raw material costs on the LIFO inventory valuation method resulted in cost of sales which was $92.1 million lower than would have been recognized if we utilized the first-in, first-out (FIFO) methodology to value our inventory. Conversely in 2006, the increase in raw material costs on the LIFO inventory valuation method resulted in cost of sales which was $197.0 million higher than would have been recognized if we utilized the FIFO methodology to value our inventory. In a period of rising raw material prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. However, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold.
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
     With respect to proceedings brought under the federal Superfund laws, or similar state statutes, we have been identified as a potentially responsible party (PRP) at approximately 33 of such sites, excluding those at which we believe we have no future liability. Our involvement is limited or de minimis at approximately 22 of these sites, and the potential loss exposure with respect to any of the remaining 11 individual sites is not considered to be material.
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
     We believe that we operate our businesses in compliance in all material respects with applicable environmental laws and regulations. However, from time-to-time, we are a party to lawsuits and other proceedings involving alleged violations of, or liabilities arising from environmental laws. When our liability is probable and we can reasonably estimate our costs, we record environmental liabilities in our financial statements. In many cases, we are not able to determine whether we are liable, or if liability is probable, to reasonably estimate the loss or range of loss. Estimates of our liability remain subject to additional uncertainties, including the nature and extent of site contamination, available remediation alternatives, the extent of corrective actions that may be required, and the participation number and financial condition of other PRPs, as well as the extent of their responsibility for the remediation. We intend to adjust our accruals to reflect new information as appropriate. Future adjustments could have a material adverse effect on our results of operations in a given period, but we cannot reliably predict the amounts of such future adjustments. At December 31, 2007, our reserves for environmental matters totaled approximately $20 million. Based on currently available information, we do not believe that there is a reasonable possibility that a loss exceeding the amount already accrued for any of the sites with which we are currently associated (either individually or in the aggregate) will be an amount that would be material to a decision to buy or sell our securities. Future developments, administrative actions or liabilities relating to environmental matters, however, could have a material adverse effect on our financial condition or results of operations.
     Risks Associated with Current or Future Litigation and Claims. A number of lawsuits, claims and proceedings have been or may be asserted against us relating to the conduct of our currently and formerly owned businesses, including those pertaining to product liability, patent infringement, commercial, government contracting work, employment, employee benefits, taxes, environmental, health and safety and occupational disease, and stockholder matters. Due to the uncertainties of litigation, we can give no assurance that we will prevail on all claims made against us in the lawsuits that we currently face or that additional claims will not be made against us in the future. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to us, we do not believe that the disposition of any such pending matters is likely to have a material adverse effect on our financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on our results of operations for that period. Also, we can give no assurance that any other matters brought in the future will not have a material effect on our financial condition, liquidity or results of operations.
     Labor Matters. We have approximately 9,700 full-time employees. A portion of our workforce is covered by various collective bargaining agreements, principally with the USW, including: approximately 2,750 Allegheny Ludlum production, office and maintenance employees covered by collective bargaining agreements, which are effective through June 2011; approximately 325 Allvac Albany, Oregon (Oremet) employees covered by a collective bargaining agreement, which is effective through June 2011; approximately 630 Wah Chang employees covered by a collective bargaining agreement, which continues through March 2008, approximately 280 employees at the Casting Service facility in LaPorte, Indiana, covered by a collective bargaining agreement, which is effective through December 2011, and approximately 200 employees at our Portland Forge facility in Portland, Indiana, covered by collective bargaining agreements with three unions that are effective through April 2008.
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
     Risks Associated with Retirement Benefits. Our U.S. qualified defined benefit pension plan was fully funded in accordance with the requirements of the Employee Retirement Income Security Act of 1974 (ERISA), and the Internal Revenue Code, as of December 31, 2007. Based upon current actuarial analyses and forecasts, we do not expect to be required to make contributions to the defined benefit pension plan for at least the next several years. However, a significant decline in the value of plan investments in the future or unfavorable changes in laws or regulations that govern pension plan funding could materially change the timing and amount of required pension funding. Depending on the timing and amount, a requirement that we fund our defined benefit pension plan could have a material adverse effect on our results of operations and financial condition.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal domestic melting facilities for our high performance metals are located in Monroe, NC, Bakers, NC, and Lockport, NY (vacuum induction melting, vacuum arc re-melt, electro-slag re-melt, plasma melting); Richland, WA (electron beam melting); and Albany, OR (vacuum arc re-melt). Production of high performance metals, most of which are in long product form, takes place at our domestic facilities in Monroe, NC, Lockport, NY, Richburg, SC, and Albany, OR. In 2006, we announced plans to design and construct a new greenfield titanium sponge facility in Rowley, UT. Construction of this facility began in the first half of 2007 and is expected to be completed in early 2009. Our production of exotic alloys takes place at facilities located in Albany, OR, Huntsville, AL, and Frackville, PA.
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
     Our principal domestic facilities for the production of our engineered products are located in Nashville, TN, Huntsville, Grant and Gurley, AL, Houston, TX, and Waynesboro, PA (tungsten powder, tungsten carbide materials and carbide cutting tools and threading systems). Other domestic facilities in this segment are located in Portland, IN and Lebanon, KY (carbon alloy steel forgings); LaPorte, IN and Alpena, MI (grey and ductile iron castings); and southwestern Pennsylvania (precision metals conversion services).
     Substantially all of our properties are owned, and four of our properties are subject to mortgages or similar encumbrances securing borrowings under certain industrial development authority financings.
     We also own or lease facilities in a number of foreign countries, including France, Germany, Switzerland, United Kingdom, and the People’s Republic of China. We own and/or lease and operate facilities for melting and re-melting, machining and bar mill operations, laboratories and offices located in Sheffield, England. Through our STAL joint venture, we operate a facility for finishing Precision Rolled Strip® products in the Xin-Zhuang Industrial Zone, Shanghai, China.
     Our executive offices, located in PPG Place in Pittsburgh, PA, are leased.

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
     By letter dated November 13, 2006, the DEP notified Allegheny Ludlum that it intended to assess a civil penalty of $125,000 for alleged violations of the Clean Streams Law of Pennsylvania. DEP alleges that Allegheny Ludlum discharged oil-bearing wastewaters causing a sheen upon waters of the Commonwealth. Allegheny Ludlum resolved this matter by paying a civil penalty of $65,000 in March 2007.
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
     Information relating to legal proceedings is included in Note 13. Commitments and Contingencies of the Notes to Consolidated Financial Statements and incorporated herein by reference.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities
Common Stock Prices
Our common stock is traded on the New York Stock Exchange (symbol ATI). At February 14, 2008, there were approximately 5,577 record holders of Allegheny Technologies Incorporated common stock. We paid a quarterly cash dividend of $0.13 per share of common stock for each of the first three quarters of 2007. In the fourth quarter of 2007, our Board of Directors increased the quarterly cash dividend paid on our common stock by nearly 40% to $0.18 per share. This was the third consecutive year that ATI has significantly increased its dividend. During the first three quarters of 2006, we paid a quarterly cash dividend of $0.10 per share. In the fourth quarter of 2006, our Board of Directors increased the cash dividend paid on our common stock to $0.13 per share. The ranges of high and low sales prices for shares of our common stock for the periods indicated were as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31

2007
High	$110.00	$119.70	$116.25	$115.55
Low	$85.10	$99.17	$80.00	$82.59

	March 31	June 30	September 30	December 31

2006
High	$61.39	$84.53	$69.33	$98.20
Low	$36.05	$57.00	$55.82	$60.30

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Set forth below is information regarding the Company’s stock repurchases during the period covered by this report

				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased as Part	May Yet Be
	Total Number of	Average Price	of Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs(2)	Plans or Programs(2)

January 1-31, 2007 (1)	500,828	$98.98	—	—

February 1-28, 2007	—	—	—	—

March 1-31, 2007	—	—	—	—

Quarter ended March 31, 2007 (1)	500,828	$98.98	—	—

April 1-30, 2007 (1)	4,246	$115.85	—	—

May 1-31, 2007	—	—	—	—

June 1-30, 2007	—	—	—	—

Quarter ended June 30, 2007 (1)	4,246	$115.85	—	—

July 1-31, 2007	—	—	—	—

August 1-31, 2007	—	—	—	—

September 1-30, 2007	—	—	—	—

Quarter ended September 30, 2007	—	—	—	—

October 1-31, 2007	—	—	—	—

November 1-30, 2007 (2)	108,600	$90.44	108,600	$490,178,000

December 1-31, 2007 (2)	566,200	90.79	566,200	438,773,000

Quarter ended December 31, 2007 (2)	674,800	$90.73	674,800	$438,773,000

(1)	Represents shares repurchased by ATI to satisfy employee-owed taxes on share-based payments.

(2)	Includes purchases under ATI’s publicly announced share repurchase program described in (3) below. All purchases were made in the open market.

(3)
ATI’s Board of Directors approved a share repurchase program of $500 million on November 1, 2007. Repurchases of Company stock are expected to be made on the open market or in unsolicited or privately negotiated transactions. Share repurchases are expected to be funded from internal cash flow and cash on hand. The number of shares to be purchased, and the timing of the purchases, will be based on several factors, including the level of cash balances, general business conditions, and other investment opportunities.

Cumulative Total Stockholder Return
The graph set forth below shows the cumulative total stockholder return (i.e., price change plus reinvestment of dividends) on our Common Stock from December 31, 2002 through December 31, 2007 as compared to the S&P 500 Index, and a Peer Group of companies. We believe the Peer Group of companies, which is defined below, is representative of companies in our industry that serve similar markets. The total stockholder return for the Peer Group is weighted according to the respective issuer’s stock market capitalization at the beginning of each period. The graph assumes that $100 was invested on December 31, 2002.
Comparison of Cumulative Five Year Total Return

	Base Period
Company / Index	Dec 02	Dec 03	Dec 04	Dec 05	Dec 06	Dec 07
Allegheny Technologies	100.00	221.80	368.81	620.18	1,568.46	1,502.83
S&P 500 Index	100.00	128.68	142.69	149.70	173.34	182.86
Peer Group	100.00	165.78	182.33	198.46	257.44	339.95
Source: Standard & Poor’s
Peer Group companies for the cumulative five year total return period ended December 31, 2007 were as follows:

AK Steel Holding Corp.	Quanex Corp.
ALCAN Inc.*	Reliance Steel & Aluminum Co.
ALCOA Inc.	RTI International Metals Inc.
Carpenter Technology Corp.	Steel Dynamics Inc.
IPSCO Inc.*	Titanium Metals Corp.
Kennametal Inc.	United States Steel Corp.
Nucor Corp.

* Included through 2006.

Item 6. Selected Financial Data
The following table sets forth selected volume, price and financial information for ATI. The financial information has been derived from our audited financial statements included elsewhere in this report for the years ended December 31, 2007, 2006 and 2005. The historical selected financial information may not be indicative of our future performance and should be read in conjunction with the information contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Item 8. Financial Statements and Supplementary Data.

For the Years Ended December 31,	2007	2006	2005	2004	2003

Volume (000’s lbs.):
High Performance Metals — titanium mill products	30,689	27,361	24,882	22,012	18,436
High Performance Metals — nickel-based and specialty alloys	44,688	42,873	39,939	34,353	35,168
High Performance Metals — exotic alloys	5,169	4,304	4,018	4,318	4,245
Flat-Rolled Products:
High value	491,891	502,524	495,868	508,946	470,500
Standard	557,016	889,105	652,870	666,560	486,206

Flat-Rolled Products total	1,048,907	1,391,629	1,148,738	1,175,506	956,706
Average Prices (per lb.):
High Performance Metals — titanium mill products	$30.14	$33.83	$22.75	$12.34	$11.50
High Performance Metals — nickel-based and specialty alloys	19.16	14.35	11.25	8.60	6.57
High Performance Metals — exotic alloys	41.85	40.39	40.38	40.95	37.64
Flat-Rolled Products:
High value	3.22	2.50	2.15	1.67	1.36
Standard	2.40	1.61	1.26	1.18	0.83
Flat-Rolled Products combined average	2.79	1.93	1.64	1.39	1.09

(In millions)
For the Years Ended December 31,	2007	2006	2005	2004	2003

Sales:
High Performance Metals	$2,067.6	$1,806.6	$1,246.0	$794.1	$641.7
Flat-Rolled Products	2,951.9	2,697.3	1,900.5	1,643.9	1,043.5
Engineered Products	433.0	432.7	393.4	295.0	252.2

Total sales	$5,452.5	$4,936.6	$3,539.9	$2,733.0	$1,937.4

Operating profit (loss):
High Performance Metals	$729.1	$657.2	$335.1	$86.0	$25.8
Flat-Rolled Products	505.2	348.0	154.1	62.8	(13.2)
Engineered Products	32.1	56.7	47.5	20.8	7.8

Total operating profit	$1,266.4	$1,061.9	$536.7	$169.6	$20.4

Income (loss) before income taxes and cumulative effect of change in accounting principle	$1,147.3	$872.6	$311.1	$22.3	$(279.7)
Income (loss) before cumulative effect of change in accounting principle	747.1	574.1	364.4	21.4	(313.0)
Cumulative effect of change in accounting principle, net of tax	—	—	(2.0)	—	(1.3)

Net income (loss)	$747.1	$574.1	$362.4	$21.4	$(314.3)

Basic net income (loss) per common share:
Income (loss) before cumulative effect of change in accounting principle	$7.35	$5.76	$3.79	$0.25	$(3.90)
Cumulative effect of change in accounting principle	—	—	(0.02)	—	(0.02)

Basic net income (loss) per common share	$7.35	$5.76	$3.77	$0.25	$(3.92)

Diluted net income (loss) per common share:
Income (loss) before cumulative effect of change in accounting principle	$7.26	$5.61	$3.61	$0.24	$(3.90)
Cumulative effect of change in accounting principle	—	—	(0.02)	—	(0.02)

Diluted net income (loss) per common share	$7.26	$5.61	$3.59	$0.24	$(3.92)

(In millions except per share amounts and ratios)
As of and for the Years Ended December 31,	2007	2006	2005	2004	2003

Dividends declared per common share	$0.57	$0.43	$0.28	$0.24	$0.24

Ratio of earnings to fixed charges	25.0x	18.1x	6.5x	1.4x	—

Working capital	$1,544.7	$1,344.8	$926.1	$670.2	$350.5

Total assets	4,095.6	3,280.5	2,729.9	2,315.4	1,903.6

Long-term debt	507.3	529.9	547.0	553.3	504.3

Total debt	528.2	553.6	560.4	582.7	532.1

Cash and cash equivalents	623.3	502.3	362.7	250.8	79.6

Stockholders’ equity	2,223.5	1,502.9	808.0	431.4	178.6

     Net income for 2005 included a $20.9 million net special gain, which included the tax benefit associated with the reversal of the Company’s remaining valuation allowance for U.S. Federal net deferred tax assets of $44.9 million, partially offset by asset impairments and charges related to legal matters of $22.0 million, and a $2.0 million charge, reported as a cumulative effect accounting change for conditional asset retirement obligations. Net income in 2004 was favorably impacted by a curtailment gain, net of restructuring costs, of $40.4 million. We did not recognize an income tax provision or benefit in 2004 primarily as a result of the uncertainty regarding full utilization of the net deferred tax asset and available operating loss carryforwards. Net income (loss) in 2003 was adversely affected by restructuring and litigation charges of $84.9 million and a $138.5 million charge to record a valuation allowance for the majority of the Company’s net deferred tax assets.
     Stockholders’ equity for 2007 included a $71.4 million net increase to adjust pension and other postretirement liabilities in accordance with Statement of Financial Accounting Standards No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans” and a $50.7 million increase for the tax benefit on stock-based compensation. In addition, stockholders’ equity for 2007 was reduced by $61.2 million for the repurchases of the Company’s common stock. Stockholders’ equity for 2006 included a $47 million net increase to adjust pension and other postretirement liabilities, and an $81 million increase for the tax benefit on stock-based compensation. Stockholders’ equity for 2005 included a $36 million reduction to adjust the minimum pension liability, and a $25 million increase for the tax benefit on stock-based compensation. Stockholders’ equity for 2004 included $229.7 million in net proceeds from a common stock offering, and a $2 million increase to adjust the minimum pension liability. Stockholders’ equity for 2003 included the effect of recognizing a $138.5 million valuation allowance on net deferred tax assets and a $47 million increase to adjust the minimum pension liability, net of related tax effects.
     For purposes of determining the ratio of earnings to fixed charges, earnings include pre-tax income plus fixed charges (excluding capitalized interest). Fixed charges consist of interest on all indebtedness (including capitalized interest) plus that portion of operating lease rentals representative of the interest factor (deemed to be one-third of operating lease rentals). For the year ended December 31, 2003, fixed charges exceeded earnings by $280.2 million.
     In the 2007 first quarter, as required, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) titled “Accounting for Planned Major Maintenance Activities” (“FSP PMMA”). The FSP PMMA was effective as of the beginning of ATI’s 2007 fiscal year, with retrospective application to all prior periods presented. The adoption of the FSP PMMA on January 1, 2007 resulted in an increase to retained earnings of $10.3 million, net of related taxes. As required by the FSP PMMA, the Company’s financial statements have been restated to reflect this FSP as if this standard had been applied to the earliest period presented. As a result, net income for 2006, 2005 and 2004 increased $2.2 million, $2.6 million and $1.6 million, respectively.
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
     In the 2005 fourth quarter, the Company adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), an interpretation of Statement of Financial Accounting Standards No. 143, “Asset Retirement Obligations” (“FAS 143”). Net income for 2005 included a charge for the cumulative effect of adopting FIN 47 of $2.0 million net of related tax effects. The Company adopted FAS 143 on January 1, 2003. The cumulative effect of adoption of FAS 143 was a $1.3 million charge net of related tax effects. The effects on prior years’ financial information were not material.

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
Overview of 2007 Financial Performance
In 2007, we strengthened our position in key global growth markets, launched new production facilities, and solidified our balance sheet while achieving record sales and profits. Net income for the full year 2007 increased 30% to $747.1 million, or $7.26 per share, compared to $574.1 million, or $5.61 per share, for 2006. For 2007, return on capital employed was 31.2%, and return on stockholders’ equity was 40.1%. Sales increased 10.5% to $5.45 billion for 2007. Direct international sales increased $294.8 million, or 25%, and represented 27% of our total sales. Our growth is being driven by demand from the aerospace and defense market and strong demand from those markets that are vital to the building and rebuilding of the global infrastructure. For 2007, 31% of our sales were to the aerospace and defense market, 24% to the chemical process industry and oil and gas markets, 13% to the electrical energy market, and 3% to the medical market. These major high-value growing global markets represented 71% of ATI’s 2007 sales.
     In our High Performance Metals segment, year-over-year sales increased 14% to $2.07 billion due primarily to demand from the aerospace and defense, and oil and gas markets for our titanium and titanium alloys, nickel-based alloys and superalloys, and vacuum melted specialty alloys. In addition, sales benefited from the continued strong demand for our exotic materials, especially from the aerospace and defense, chemical process industry, and electrical energy markets. Operating profit for the High Performance Metals segment improved to $729.1 million, an 11% increase compared to 2006, due primarily to higher shipments resulting from increased demand, higher average selling prices for nickel-based alloys, specialty alloys and exotic alloys, and benefits from our gross cost reduction efforts. Lower raw material costs, primarily titanium scrap, resulted in a LIFO inventory valuation benefit of $96.3 million for 2007 compared to a LIFO inventory valuation charge in 2006 of $49.4 million.
     In our Flat-Rolled Products segment, sales increased 9% to $2.95 billion primarily as a result of improved product mix, higher average base selling prices and raw material surcharges. While demand for our specialty and titanium sheet, and grain-oriented electrical steel products was strong from the global electrical energy, oil and gas, and chemical process industry markets, shipments of our standard stainless products declined primarily due to U.S. and European service center customers’ destocking actions, and concerns by other customers due to the volatility of raw material surcharges as a result of the extreme volatility in the cost of nickel throughout most of 2007. Total Flat-Rolled Products shipments declined 25%, with shipments of standard stainless products declining 37%. Even with the decline in shipments, operating profit for the Flat-Rolled Products segment was a record $505.2 million, a 45% increase compared to 2006. This improvement in 2007 operating profit was due primarily to improved product mix, higher average base selling prices, and the benefits from our gross cost reduction efforts. Increased raw material costs, partially offset by lower inventory quantities, resulted in a LIFO inventory valuation charge of $1.9 million for 2007 compared to a LIFO inventory valuation charge of $147.3 million in 2006.
     In our Engineered Products segment, 2007 sales were comparable to prior year at $433.0 million. However, operating profit declined to $32.1 million, compared to $56.7 million in 2006, primarily due to higher purchased raw material costs, and start-up costs associated with our newly expanded ammonium paratungstate (APT) plant, including the slower than planned ramp-up of this plant.
     For 2007, total segment operating profit increased 19% to $1.27 billion, an increase of $204.5 million compared to 2006. Total segment operating profit as a percentage of total sales reached a record 23.2% in 2007, compared to 21.5% in 2006.
     During 2007, we continued to enhance our leading market positions, reduce costs, and improve our balance sheet. We also realized continued success in implementing the ATI Business System, which is continuing to drive lean manufacturing throughout our operations. Our accomplishments during 2007 from these important efforts included:
•
We continued to grow our global market presence as direct international sales reached a record $1.47 billion, or 27% of total sales, an increase of $294.8 million compared to 2006. We believe that nearly 50% of ATI’s 2007 sales were driven by global markets when we consider exports of our customers.

•
We continued to build a foundation for further profitable growth. During second half 2007, we entered into additional long-term agreements with customers for our titanium and titanium alloy, nickel-based alloy, specialty alloy, grain-oriented electrical steel, and iron castings products. These contracts build upon agreements announced earlier in 2007 and in the second half of 2006 with

The Boeing Company and GE Aviation to supply these aerospace and defense customers with titanium and nickel-based superalloys. We believe these agreements indicate that long-term supply of these products remained critically important to our customers.

•
We continued to realize significant benefits of our strategic focus for high value specialty products, especially titanium. In 2007, shipments of titanium products, including ATI produced products for our Uniti titanium joint venture, increased 15% to approximately 41 million pounds. For 2008, we currently expect shipments of titanium products to increase an additional 25% to over 50 million pounds. These volume increases are being achieved utilizing our manufacturing capabilities across both our High Performance Metals and Flat-Rolled Products segments and demonstrate our ability to supply the marketplace with both long and flat-rolled products.

•
We significantly increased self-funded strategic capital investments in our businesses to support the growth in our markets, especially for titanium and titanium alloys, nickel-based alloys and superalloys, and vacuum melted specialty alloys. During the past three years, we have invested over $800 million, of which $457.1 million was spent in 2007, to expand our titanium sponge production, and our melting, rolling and finishing capabilities. Our major strategic capital projects include:

—
A significant upgrade to and restarting of our titanium sponge facility in Albany, OR, at a total capital investment of approximately $100 million, including the announced expansion in February 2007. Titanium sponge is an important raw material used to produce our titanium mill products. The annual production of titanium sponge from our Albany, OR facility achieved an annualized production rate of approximately 16 million pounds at the end of 2007, and is expected to reach approximately 22 million pounds of annualized production by the second half of 2008 when all phases are completed.

—
The design and construction of a greenfield premium-grade titanium sponge facility in Rowley, UT, which will be the first greenfield titanium sponge facility built in the U.S. in over thirty years. The estimated cost of this facility is expected to be approximately $460 million, including engineering and design for future expansion. Titanium sponge production from the Rowley, UT facility is expected to begin in late 2008 and reach an initial annualized production rate of approximately 24 million pounds in 2009. When the Oregon and Utah facilities are operational in 2009, our total annual titanium sponge production capacity is expected to be approximately 46 million pounds, and is intended to supplement our purchased titanium sponge and purchased titanium scrap requirements. The Utah facility could be expanded to a total annual capacity of 42 million pounds with additional capital investment if market conditions warrant such an investment.

—
The design and construction of a titanium alloys and nickel-based alloys and superalloy forging facility at our operations in North Carolina at an estimated cost of $237 million. This new facility, which is expected to be constructed in phases through 2009, will include a new 10,000 ton press forge and a new 700mm rotary forge, both of which will be the largest of their kind in the world for producing these types of alloys. It will also include billet conditioning and finishing equipment. We will also add our fourth Plasma Arc Melt (PAM) furnace for cold hearth melting premium titanium alloys, primarily for aeroengine rotating-quality applications, and we will build additional vacuum arc remelt (VAR) capacity to support premium nickel-based superalloy and titanium growth. These investments are expected to commence production in phases through 2009 and into 2010.

—
A $60 million upgrade and expansion of our titanium and titanium alloys, nickel-based alloys, stainless steel, and specialty alloys plate finishing facility in Washington, PA. This upgrade and expansion is expected to be completed in the second quarter of 2008.

—
A significant expansion of our capability to produce ammonium paratungstate (“APT”), a raw material used in the production of tungsten powder and tungsten-based cutting tools and other products in our Engineered Products segment. This investment was completed in 2007 and is now fully operational. This investment is expected to position ATI to be self-sufficient for APT, by producing this important raw material from scrap at a much lower cost than purchased APT.

—
Our Chinese joint venture company known as Shanghai STAL Precision Stainless Steel Company Limited (“STAL”), in which ATI has a 60% interest, commenced an expansion of its Precision Rolled Strip® operations in Shanghai, China. This expansion is expected to more than triple STAL’s precision rolling and slitting capacity when fully operational in 2009.

For 2008, we currently plan to spend approximately $500 million for capital expenditures, excluding the capital expansion underway at our STAL joint venture.

•
We realized strong cash generation in 2007. Cash on hand at the end of 2007 was $623 million, an increase of $121 million compared to the end of 2006. This increase in cash is after investing $457 million in capital expenditures and purchases of businesses, $44 million in managed working capital due primarily to higher business activity, $100 million in a voluntary cash contribution to our U.S. qualified defined benefit pension plan, $61 million to repurchase ATI stock, and $58 million in dividend payments.

•
We continued to strengthen our balance sheet. At the end of 2007, ATI had more cash than debt. Therefore, our net debt to total capitalization improved to a negative 4.5% compared to a positive 3.3%, 19.7%, 43.5% and 71.7% at year-end 2006, 2005, 2004 and 2003, respectively. Total debt to total capital declined to 19.2% compared to 26.9%, 41.0%, 57.5%, and 74.9% at year-end 2006, 2005, 2004, and 2003, respectively. At the end of 2007, our U.S. qualified defined benefit pension plan was 111% funded. This is significant as the funded status of the plan prior to 2006 had a significant negative impact on our balance sheet. As a result of the improvement in funding status, total retirement benefit expense is expected to decline by $29 million in 2008, compared to 2007.

•
We continued to realize significant progress in safety across ATI’s operations. As a result of our continuing focus on and commitment to safety, in 2007 our OSHA Total Recordable Incident Rate improved by 5% to 3.02 and our Lost Time Case Rate was 0.52, which we believe to be competitive with world class performance.

•
We realized continued success from the ATI Business System, which is continuing to drive lean manufacturing throughout our operations. In addition to the improved safety performance discussed above, we realized $112 million in gross cost reductions in 2007 which exceeded our goal of $100 million. We have targeted additional gross cost reductions of $100 million in 2008.

•
With the continuing strength in our major end markets and confidence in ATI’s ability to continue to generate strong cash flow over the next several years, the Board of Directors increased the quarterly dividend by nearly 40% to $0.18 per share in November 2007. This is the third consecutive year the Board has significantly increased the dividend. Additionally in November 2007, the Board of Directors authorized a $500 million share repurchase program.

     As a result of these accomplishments, we believe our long-term profitable growth outlook remains intact. With our new production capabilities and our strong financial position, we believe ATI is well positioned to continue to expand our presence in the growing global markets that have been driving our performance over the last several years. We expect demand from the commercial aerospace market to remain at a high level as our airframe and jet engine customers’ backlogs are at record levels. We also expect demand from the chemical process industry, oil and gas, and electrical energy markets to stay strong as the global infrastructure build and rebuild continues.
Results of Operations
Sales were $5.45 billion in 2007, $4.94 billion in 2006 and $3.54 billion in 2005. Direct international sales represented approximately 27% of 2007 sales, 24% of 2006 sales and 25% of 2005 sales.
     Segment operating profit was $1.27 billion in 2007, $1.06 billion in 2006, and $536.7 million in 2005. Our measure of segment operating profit, which we use to analyze the performance and results of our business segments, excludes income taxes, corporate expenses, net interest expense, retirement benefit expense, other costs net of gains on asset sales and restructuring costs, if any. We believe segment operating profit, as defined, provides an appropriate measure of controllable operating results at the business segment level.
     Income before tax and the cumulative effect of change in accounting principle was $1.15 billion in 2007, $872.6 million in 2006, and $311.1 million in 2005. For 2005, income before tax included a restructuring charge of $23.9 million for asset impairments and a charge of $12.6 million for legal matters.
     Net income was $747.1 million for 2007, $574.1 million for 2006, and $362.4 million for 2005. Net income for 2005 included a $20.9 million net special gain, which included a tax benefit associated with the reversal of the Company’s remaining valuation allowance for U.S. Federal net deferred tax assets, partially offset by asset impairment charges in the Flat-Rolled Products segment, charges for legal matters, and the cumulative effect of adopting a new accounting principle for conditional asset retirement obligations.

     We operate in three business segments: High Performance Metals, Flat-Rolled Products and Engineered Products. These segments represented the following percentages of our total revenues and segment operating profit for the years indicated:

	2007		2006		2005
		Operating		Operating		Operating
	Revenue	Profit	Revenue	Profit	Revenue	Profit
High Performance Metals	38%	58%	37%	62%	35%	62%

Flat-Rolled Products	54%	40%	54%	33%	54%	29%

Engineered Products	8%	2%	9%	5%	11%	9%

     Information with respect to our business segments is presented below and in Note 9 of the Notes to Consolidated Financial Statements.
High Performance Metals

(In millions)	2007	% Change	2006	% Change	2005

Sales to external customers	$2,067.6	14%	$1,806.6	45%	$1,246.0

Operating profit	729.1	11%	657.2	96%	335.1

Operating profit as a percentage of sales	35.3%		36.4%		26.9%

Direct international sales as a percentage of sales	32.0%		31.3%		32.3%

     Our High Performance Metals segment produces, converts and distributes a wide range of high performance alloys, including titanium and titanium-based alloys, nickel- and cobalt-based alloys and superalloys, exotic alloys such as zirconium, hafnium, niobium, nickel-titanium, and their related alloys, and other specialty metals, primarily in long product forms such as ingot, billet, bar, rod, wire, shapes and rectangles, and seamless tube. These products are designed for the high performance requirements of such major end markets as aerospace and defense, chemical process industry, oil and gas, electrical energy and medical. The operating units in this segment are ATI Allvac, ATI Allvac Ltd (U.K.) and ATI Wah Chang.
2007 Compared to 2006
     Sales for the High Performance Metals segment for 2007 increased 14% to $2.07 billion, due primarily to improved volume and higher average selling prices for our nickel-based alloys and superalloys, vacuum-melted specialty alloys, and exotic alloy products driven by increased demand from the aerospace and defense, oil and gas, chemical process industry, and electrical energy markets. Our direct international sales increased $94.5 million, or 17%, to $660.8 million, and represented 32% of sales for the High Performance Metals segment. Comparative information on the segment’s products for the years ended December 31, 2007 and 2006 was:

For the Years Ended December 31,	2007	2006	% Change

Volume (000’s lbs.):
Titanium mill products	30,689	27,361	12%
Nickel-based and specialty steel alloys	44,688	42,873	4%
Exotic alloys	5,169	4,304	20%

Average Prices (per lb.):
Titanium mill products	$30.14	$33.83	(11%)
Nickel-based and specialty steel alloys	$19.16	$14.35	34%
Exotic alloys	$41.85	$40.39	4%

     Aerospace represents a significant market for our High Performance Metals segment, especially for premium quality specialty metals used in the manufacture of jet engines for the original equipment and spare parts markets. In addition, we are becoming a larger supplier of specialty metals used in airframe construction. In January 2007, we announced a long-term sourcing agreement with GE Aviation for the supply of premium titanium alloys, nickel-based superalloys, and vacuum-melted specialty alloys products for commercial and military jet engine applications. Total revenues under this agreement plus Allvac’s direct sales to GE Aviation for the period 2007 through 2011 may exceed $2 billion. In addition, in October 2006 we announced a long-term agreement with The Boeing Company to supply titanium alloys products for Boeing’s aircraft airframes and structural components, including Boeing’s 787 Dreamliner. Total revenues under this contract are expected to be approximately $2.5 billion for the years 2007 through 2015. This long-term agreement includes both long-product forms which are manufactured within the High Performance Metals segment, and a significant amount of plate products which are manufactured utilizing assets of both the High Performance Metals and Flat-Rolled

Products segments. Revenues and profits associated with these mill products covered by the long-term agreement are included primarily in the results for the High Performance Metals segment.
     The commercial aerospace market’s use of titanium is expected to increase significantly as new aircraft airframe production is utilizing a larger percentage of titanium material. For example, the new Boeing 787 Dreamliner airframe (excluding engines), is expected to require approximately 250,000 pounds of titanium alloys mill products per aircraft, a significant increase over any previous commercial aircraft airframe. New aircraft designs from Airbus, the A380 and A350-XWB, and from defense contractors are also expected to utilize a greater percentage of titanium. Given the record backlogs of both Boeing and Airbus, and the engine manufacturers, this increasing demand for titanium alloys mill products is expected to last into the next decade.
     Annually, revenue passenger miles and freight miles have increased 8.8% and 7.4%, respectively, since 2003, according to the International Civil Aviation Organization (ICAO). The ICAO expects this growth trend to continue at over 6% annually well into the next decade based on the demand for passenger and freight travel from developing economies, especially in Asia and the Middle East, and continuing economic growth in the rest of the world. Commercial and military jet aircraft deliveries of new aircraft have increased 5.4% annually since 2003. Independent forecasts from both Airline Monitor and Forecast International project continuing growth of commercial and military jet aircraft deliveries into the next decade. Due to manufacturing cycle times, demand for our specialty metals leads the deliveries of new aircraft by 12 to 18 months. In addition, as our specialty metals are used in jet engines, demand for our products for spare parts is impacted by aircraft flight activity and engine refurbishment requirements of U.S. and foreign aviation regulatory authorities.
Airline Miles — Revenue Passenger
(Worldwide, per year)
Airline Miles — Revenue Passenger
(Worldwide, per year)

	70	75	80	85	90	95	00	05	07
Revenue Passenger Miles (Billions)	286	433	676	849	1,176	1,396	1,887	2,311	2,609
Source: International Civil Aviation Organization

Airline Miles — Freight
(Worldwide, per year)
Airline Miles — Freight
(Worldwide, per year)

	70	75	80	85	90	95	00	05	07
Freight Ton-Miles (Billions)	8	13	20	27	40	57	81	98	110
Source: International Civil Aviation Organization

Commercial & Military Jet Aircraft Build Rate and Forecast
(Worldwide, per year)
Source: Airline Monitor, Forecast International
Commercial & Military Jet Aircraft Build Rate and Forecast
(Worldwide, per year)

	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
Boeing deliveries	271	374	563	620	491	527	381	281	285	290	398	441	485	535	600	585
Airbus deliveries	126	182	229	294	311	325	303	305	320	378	434	453	520	595	620	605
Regional jet del.	54	92	137	193	293	325	300	308	309	260	183	179	205	175	140	135
Military A/C del.	129	193	205	175	130	113	128	160	243	243	253	228	243	237	240	287

Total deliveries	580	841	1,134	1,282	1,225	1,290	1,112	1,054	1,157	1,171	1,268	1,301	1,453	1,542	1,600	1,612
     High Performance Metals segment operating profit for 2007 increased 11% to $729.1 million compared to 2006 primarily due to higher volume, higher average selling prices for many of our products, and improved product mix. Segment results in 2007 and 2006 were affected by volatile raw material costs. Nickel and nickel-bearing scrap, and titanium scrap increased significantly in 2006 and the first half of 2007, but declined sharply in the 2007 second half. These material costs are largely recovered in product selling prices through raw material indices which attempt to match purchased material costs with shipments. However in an environment of rapidly increasing, or declining costs, these raw material indices included in product selling prices may not completely offset purchased material costs. The rapid fall in raw material costs in the 2007 second half had a significant negative effect on operating profit as shipments produced with raw material purchased earlier in the year at higher costs were sold based upon raw material indices which reflected lower raw material prices. This negative impact on operating profit was offset by a LIFO inventory valuation reserve benefit of $96.3 million. In 2006, higher nickel, nickel-bearing scrap, and titanium raw material costs resulted in a LIFO inventory valuation reserve charge of $49.4 million.

     We continued to aggressively reduce costs in 2007. Gross cost reductions, before the effects of inflation, totaled approximately $42 million. Major areas of gross cost reductions included $26 million from procurement, $11 million from operating efficiencies, and $5 million from salaried and hourly labor cost savings.
     To support our strategic growth initiatives in the High Performance Metals segment, we have committed to significantly expand our manufacturing capabilities. Under projects announced in the past three years, we expect to spend approximately $885 million, of which approximately $355 million has been spent as of December 31, 2007. These projects include a multi-phase titanium products expansion that is expected to yield up to 46 million pounds of annual titanium sponge production capacity, an increase in ATI’s annual titanium melt capacity by at least 25 million pounds, and expansion of our forging and finishing operations for titanium and titanium alloys, nickel-based alloys and superalloys, and vacuum-melted specialty alloys. These strategic capital investments are designed to expand and enhance ATI’s capacity and capabilities to meet current and expected demand growth from the aerospace (both engine and airframe), defense, chemical process industry, oil and gas, and medical markets.
     In the first quarter 2007, we entered into a new labor agreement, which expires on June 30, 2011, with the United Steelworkers represented at ATI’s Allvac Albany, Oregon operations. As a result of this new agreement, we recognized a non-recurring pre-tax charge of $0.7 million.
2006 Compared to 2005
Sales for the High Performance Metals segment increased 45% to $1.81 billion in 2006 due primarily to increased volume and higher average selling prices for most of our products driven by strong demand from the aerospace and defense, medical, oil and gas, chemical process industry, and electrical energy markets. Our exotic alloys business continued to benefit from demand from the aerospace, defense, chemical processing, and medical markets. Comparative information on the segment’s products for the years ended December 31, 2006 and 2005 was:

For the Years Ended December 31,	2006	2005	% Change

Volume (000’s lbs.):
Titanium mill products	27,361	24,882	10%
Nickel-based and specialty steel alloys	42,873	39,939	7%
Exotic alloys	4,304	4,018	7%

Average Prices (per lb.):
Titanium mill products	$33.83	$22.75	49%
Nickel-based and specialty steel alloys	$14.35	$11.25	28%
Exotic alloys	$40.39	$40.38	—%

     Segment operating profit for 2006 increased due to higher volume and pricing, and also improved due to product mix. Segment results in 2006 and 2005 was adversely affected by higher raw material costs, which increased significantly in the past several years. These higher costs, while largely recovered in product selling prices through raw material indices, had a negative effect on cost of sales as a result of our LIFO inventory accounting methodology, resulting in LIFO inventory valuation reserve charges of $49.4 million in 2006, and $46.0 million in 2005.
     We continued to aggressively reduce costs in 2006. Gross cost reductions, before the effects of inflation, for 2006 totaled approximately $39 million. Major areas of gross cost reductions included $20 million from procurement, $15 million from operating efficiencies, and $3 million from salaried and hourly labor cost savings.
Flat-Rolled Products

(In millions)	2007	% Change	2006	% Change	2005

Sales to external customers	$2,951.9	9%	$2,697.3	42%	$1,900.5

Operating income	505.2	45%	348.0	126%	154.1

Operating income as a percentage of sales	17.1%		12.9%		8.1%

Direct international sales as a percentage of sales	23.1%		18.1%		18.7%

     Our Flat-Rolled Products segment produces, converts and distributes stainless steel, nickel-based alloys, and titanium and titanium-based alloys, in a variety of product forms including plate, sheet, engineered strip, and Precision Rolled Strip® products, as well as grain-oriented electrical steel sheet, and tool steels. The major end markets for our flat-rolled products are electrical energy, oil and gas, chemical processing, automotive, food processing equipment and appliances, construction and mining, electronics, communication equipment and computers, and aerospace and defense. The operations in this segment are ATI Allegheny Ludlum, our 60% interest in the Chinese joint venture company known as Shanghai STAL Precision Stainless Steel Company Limited (STAL), and our 50% interest in the industrial titanium joint venture known as Uniti LLC. The remaining 40% interest in STAL is owned by the Baosteel Group, a state authorized investment company whose equity securities are publicly traded in the People’s Republic of China. The financial results of STAL are consolidated into the segment’s operating results with the 40% interest of our minority partner recognized in the consolidated statement of income as other income or expense. The remaining 50% interest in Uniti LLC is held by VSMPO, a Russian producer of titanium, aluminum, and specialty steel products. We account for the results of the Uniti joint venture using the equity method since we do not have a controlling interest.
2007 Compared to 2006
Sales for the Flat-Rolled Products segment for 2007 were $2.95 billion, or 9% higher than 2006, due primarily to higher average raw material surcharges and increased average base prices for most products, especially titanium and grain-oriented electrical steel products, and improved product mix, partially offset by a significant reduction in shipments of standard stainless products. Comparative information on the segment’s products for the years ended December 31, 2007 and 2006 was:

For the Years Ended December 31,	2007	2006	% Change

Volume (000’s lbs.):
High value	491,891	502,524	(2%)
Standard	557,016	889,105	(37%)

Total Flat-Rolled Products	1,048,907	1,391,629	(25%)

Average Prices (per lb.):
High value	$3.22	$2.50	29%
Standard	$2.40	$1.61	49%
Total Flat-Rolled Products	$2.79	$1.93	44%

     Total shipments in 2007 decreased by 25% to 1,049 million pounds compared to shipments of 1,392 million pounds for 2006. The average transaction prices to customers, which includes the effect of higher average raw material surcharges, increased by 44% to $2.79 per pound in 2007. Our direct international sales increased $192.2 million, or 39%, to $680.4 million, and represented 23% of sales for the Flat-Rolled Products segment. While the majority of direct international sales were for high-value products, sales of standard products, primarily stainless steel cold roll sheet, increased to $145 million dollars.
     Our Flat-Rolled Products segment high-value product shipments, which include engineered strip, Precision Rolled Strip®, super stainless steel, nickel-based alloys, titanium and titanium-based alloys, grain-oriented electrical steel, and tool steel products, decreased 2% while average transaction prices for our high-value products increased 29%. Strong demand for our nickel-based alloy, titanium, and grain-oriented electrical steel products from the chemical process industry, oil and gas, and electrical energy markets was offset by lower demand for our engineered strip, Precision Rolled Strip®, and super stainless steel products. Shipments of titanium and ATI-produced Uniti titanium products grew nearly 25% to approximately 10.4 million pounds, and shipments of our grain-oriented electrical steel grew 5%, both compared to 2006.
     Shipments of our standard products, which primarily include stainless steel hot roll and cold roll sheet, and stainless steel plate, decreased 37% while average transaction prices for these products increased 50%. In 2007, consumption in the U.S. of stainless steel strip, sheet and plate products decreased by more than 17%, compared to 2006 consumption, according to the Specialty Steel Institute of North America (SSINA). The decrease in shipments was primarily attributable to inventory adjustments by service center customers primarily for stainless steel sheet. Our The Switch is On™ marketing campaign had its best year ever in 2007 as customers in both the U.S. and Europe recognized the value of lean nickel products, such as AL201HP™ stainless, which has approximately one-half the nickel content as the most common Type 304 stainless product with similar corrosion properties and greater strength. In 2007, shipments of AL201HP stainless increased over 57% compared to 2006.

Apparent Domestic Consumption
Stainless Sheet and Strip
(Millions of tons)

*	2007 represents November YTD, annualized
Apparent Domestic Consumption
Stainless Sheet and Strip
(Millions of tons)

	00	01	02	03	04	05	06	07
Millions/Tons	1.88	1.55	1.58	1.57	1.81	1.62	1.84	1.53
Source: SSINA
The majority of our flat-rolled products are sold at prices that include surcharges for raw materials, including purchased scrap, that are required to manufacture our products. These raw materials include nickel, iron, chromium, and molybdenum. Nickel, which comprises a significant percentage of our material costs, continued to be volatile during 2007. The cost of nickel increased 51% during the first five months of 2007 to an average monthly cost of $23.63 per pound in May 2007. However, during the next seven months of 2007, the cost of nickel declined 50% to an average monthly cost of $11.79 per pound in December 2007. While the rapid run-up in nickel costs increased our average transactional selling prices for 2007, we believe the volatility of these costs had a negative effect on our shipment volumes, as customers reduced the amount of material that was held in stock and altered their normal purchasing pattterns.

Iron Scrap Prices
($/Gross Ton)

97	98	99	00	01	02	03	04	05	06	07
144	83	129	85	74	105	173	233	255	229	297
Nickel Prices
($/lb)

97	98	99	00	01	02	03	04	05	06	07
2.70	1.76	3.67	3.32	2.69	3.26	6.43	6.25	6.09	15.68	11.79
Source: London Metals Exchange

Chromium Prices
($/lb)

97	98	99	00	01	02	03	04	05	06	07
0.49	0.40	0.39	0.41	0.29	0.35	0.54	0.69	0.54	0.66	1.71
Source: Platts Metals Week
Molybdenum Oxide
($/lb)

97	98	99	00	01	02	03	04	05	06	07
3.69	2.57	2.56	2.23	2.36	3.26	7.26	31.24	26.58	24.78	32.38
Source: Platts Metals Week

     Operating income increased $157.2 million, or 45%, to $505.2 million for 2007, compared to 2006. The benefits of higher average base-selling prices, improved product mix and the benefits from our gross cost reduction initiatives, offset significantly lower shipments. During 2007, the average cost of our raw materials in our Flat-Rolled Products segment increased approximately 6% compared to the 2006 average cost. These increased costs, largely offset by lower inventory quantities, resulted in a LIFO inventory valuation charge of $1.9 million for 2007 compared to a LIFO inventory valuation reserve charge of $147.3 million in 2006.
     We continued to aggressively reduce costs and streamline our operations. In 2007, we achieved gross cost reductions, before the effects of inflation, of approximately $60 million in our Flat-Rolled Products segment. Major areas of gross cost reductions included $28 million from operating efficiencies, $24 million from procurement savings, and $8 million from lower compensation and fringe benefit expenses.
     In the first quarter 2007, we entered into a new labor agreement with the United Steelworkers represented at ATI’s Allegheny Ludlum operations. The new agreement expires on June 30, 2011. The new agreement provides for profit sharing above specified minimum pre-tax profit for the Flat-Rolled Products segment and is capped to provide for no more than $20 million of profit sharing payments under this provision over the four-year life of the contract. Any profit sharing payments under this provision are contributed to an independently administered VEBA (Voluntary Employee Benefit Association) trust. As a result of this new agreement, we recognized a non-recurring pre-tax charge of $4.8 million.
     To support our strategic growth initiatives in the Flat-Rolled Products segment, we committed to significantly expand our manufacturing capabilities in certain areas. In January 2007, we announced the expansion of ATI Allegheny Ludlum’s titanium and specialty plate facility located in Washington, PA. The purpose of this capital investment is to meet growing demand for our products from the aerospace and defense, chemical process industry, oil and gas, and electrical energy markets. This investment benefits both our Flat-Rolled Products and High Performance Metals segments. We expect this investment to be approximately $60 million with completion planned for the end of the second quarter 2008. The titanium and specialty plate capital project includes increasing reheat and annealing furnace, and flattening capacity at the existing plate mill. In addition, our plate size capabilities are being expanded and significant productivity improvements are expected to be realized.
     In 2006, we announced the expansion of our STAL joint venture operations in Shanghai, China. This expansion, which is expected to more than triple STAL’s precision rolling and slitting capacity, is estimated to cost approximately $110 million. The expansion is expected to be fully operational in the 2009 first quarter and is expected to be funded through capital contributions from the joint venture partners, including a $25 million capital contribution which has been made by ATI, bank credit lines of the joint venture, and cash on hand and the internal cash flow of the joint venture.
2006 Compared to 2005
Sales for the Flat-Rolled Products segment for 2006 were $2.70 billion, or 42% higher than 2005, due primarily to increased volume, higher average base-selling prices and higher average raw material surcharges. Comparative information on the segment’s products for the years ended December 31, 2006 and 2005 was:

For the Years Ended December 31,	2006	2005	% Change

Volume (000’s lbs.):
High value	502,524	495,868	1%
Standard	889,105	652,870	36%

Total Flat-Rolled Products	1,391,629	1,148,738	21%

Average Prices (per lb.):
High value	$2.50	$2.15	16%
Standard	$1.61	$1.26	28%
Total Flat-Rolled Products	$1.93	$1.64	18%

     Our Flat-Rolled Products segment high-value product shipments, which include engineered strip, Precision Rolled Strip®, super stainless steel, nickel-based alloys, titanium, grain-oriented electrical steel, and tool steel products, increased 1%, with average transaction prices for our high-value products increasing 16%, primarily due to product mix. Demand was strong for our specialty stainless, grain-oriented electrical steel, titanium, and nickel-based alloy products from the chemical process industry, oil and gas, electrical energy, and aerospace and defense markets. Our direct international sales, which were primarily comprised of high value products, increased $134.7 million, or 38%, to $485.6 million, and represented a record 18.0% of sales for the Flat-Rolled Products segment.
     Shipments of standard products, which primarily include stainless steel hot roll and cold roll sheet, and stainless steel plate, increased 36% and average transaction prices for these products increased 28%. In 2006, consumption in the U.S. of stainless steel strip, sheet and plate products increased approximately 14%, compared to 2005 consumption, according to the Specialty Steel Institute of North America (SSINA). Demand was strong for our standard products from the biofuel (ethanol) and construction markets and was good from the appliance and appliance related markets.
     Operating income increased to $348.0 million for 2006 compared to $154.1 million in 2005. The benefits of increased sales volume, higher average base-selling prices, cost reduction initiatives, and additional surcharges offset a significantly higher LIFO inventory valuation reserve charge due to higher raw material costs. During 2006, the average cost of our raw materials in our Flat-Rolled Products segment increased approximately 49% compared to the 2005 average cost. As a result, for 2006 we recognized a charge of $147.3 million under the LIFO inventory costing methodology. In 2005, we recorded a LIFO inventory valuation reserve benefit of approximately $8.9 million as a result of slightly lower raw material costs compared to 2004.
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
Engineered Products

(In millions)	2007	% Change	2006	% Change	2005

Sales to external customers	$433.0	—%	$432.7	10%	$393.4

Operating profit	32.1	(43%)	56.7	19%	47.5

Operating profit as a percentage of sales	7.4%		13.1%		12.1%

Direct international sales as a percentage of sales	28.7%		26.8%		28.6%

     Our Engineered Products segment includes the production of tungsten powder, tungsten heavy alloys, tungsten carbide materials and carbide cutting tools. The segment also produces carbon alloy steel impression die forgings, and large grey and ductile iron castings, and provides precision metals processing services. The operations in this segment are ATI Metalworking Products, ATI Portland Forge, ATI Casting Service and ATI Rome Metals.
     The major markets served by our products of the Engineered Products Segment include a wide variety of industrial markets including oil and gas, machine and cutting tools, transportation, construction and mining, electrical energy, aerospace and defense, and automotive.
2007 Compared to 2006
Sales for the Engineered Products segment in 2007 were $433.0 million, comparable to 2006 sales. Demand for our tungsten and tungsten-carbide products improved from the aerospace and defense, and cutting tool markets, but was lower from the oil and gas market for down-hole drilling applications. Demand was strong for our forged products from the construction and mining, and oil and gas markets and demand was soft from the transportation market. Demand for our cast products was strong from the electrical energy market for wind and natural gas power generation applications. Demand remained strong for our titanium precision metal processing conversion services, primarily due to the aerospace market.
     Segment operating profit in 2007 was $32.1 million, or 7.4% of sales, compared to $56.7 million, or 13.1% of sales for 2006. The decline in operating profit was primarily due to higher purchased raw material costs, start-up costs associated with our newly expanded ammonium paratungstate (APT) plant, and the slower than planned ramp-up of this plant. In 2007, we commenced commercial operations at the new APT plant, a $17 million capital investment that began in the 2005 fourth quarter. The new APT plant allows us to expand our production capacity to internally source all of our APT and cobalt requirements at what is expected to be significantly lower costs than purchased material. Operating profit included a LIFO inventory valuation reserve charge of $2.3 million in 2007, and a charge of $0.3 million in 2006 as a result of higher raw material costs and inventory levels.
     During 2007, in addition to the APT plant expansion, we continued to invest in order to enhance our manufacturing capabilities and reduce costs. In 2007, we invested $6.5 million to expand our titanium precision metal conversion services operation as part of our continuing strategic program to increase our overall titanium production capacity to better meet growing global demand, primarily from the aerospace market. In addition, during the third quarter 2007, we acquired production assets in Alpena, MI to manufacture and machine large iron castings to support our growth in the wind energy market. The cost of acquiring these assets was $9.7 million. It is expected that these assets will be put into service over the first half of 2008.
     In 2007, we achieved gross cost reductions, before the effects of inflation, of approximately $9 million in our Engineered Products segment. Major areas of gross cost reductions included $5 million from operating efficiencies, $3 million from procurement savings, and $1 million from lower compensation and fringe benefit expenses.
2006 Compared to 2005
Sales in 2006 for the Engineered Products segment increased 10%, to $432.7 million, and operating profit increased 19%, to $56.7 million, both compared to 2005. Demand for our tungsten products was strong from the oil and gas, construction and mining, aerospace and defense, and power generation markets. Demand was strong for our forged products from the transportation, construction and mining, and oil and gas markets. Demand for our cast products was strong from the wind energy, and transportation markets. Demand remained very strong for our titanium precision metal processing conversion services.
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
Corporate Expenses
Corporate expenses were 1.4% of sales, or $73.8 million, in 2007 compared to 1.4% of sales, or $68.9 million, in 2006 and 1.5% of sales, or $51.7 million, in 2005. The increase in corporate expenses in 2007 and 2006 was primarily the result of expenses associated with annual and long-term performance-based incentive compensation programs, partially offset by cost controls.
Interest Expense, Net
Interest expense, net of interest income and interest capitalization, was $4.8 million for 2007 compared to $23.3 million for 2006, and $38.6 million for 2005. Interest expense is presented net of interest income of $26.0 million for 2007, $15.0 million for 2006, and $8.4 million for 2005. The increase in interest income for 2007 and 2006 primarily results from higher cash balances. Increased capital expenditures associated with strategic investments to expand our production capabilities resulted in higher interest capitalization in 2007 and 2006. Interest expense in 2007, 2006, and 2005 was reduced by $9.8 million, $4.5 million, and $0.2 million, respectively, related to interest capitalization on capital projects.
     In prior years, we entered into “receive fixed, pay floating” interest rate swap contracts related to our $300 million, 8.375% 10-year Notes (“Notes”), which were later settled, resulting in a gain. The settlement gain is being amortized into income as an offset to interest expense over the remaining life of the 10-year Notes. Interest expense decreased by $1.8 million in 2007, $1.7 million in 2006, and $1.5 million in 2005 due to these previously settled interest rate swap agreements.
Restructuring Costs
We had no restructuring costs in 2007 or 2006.
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
     At December 31, 2007, approximately $2 million of prior year workforce reduction and facility closure charges are future cash requirements that will be paid over the next several years. Cash to meet these obligations is expected to be paid from internally generated funds from operations.
Other Expenses, Net of Gains on Asset Sales
Other expenses, net of gains on asset sales, includes charges incurred in connection with closed operations, pretax gains and losses on the sale of surplus real estate, non-strategic investments and other assets, operating results from equity-method investees, minority interest, and other non-operating income or expense. These items are presented primarily in selling and administrative expenses, and in other income (expense) in the consolidated statements of income and resulted in net charges of $10.2 million in 2007 and $15.2 million in 2006, and other income of $33.8 million in 2005.
     Other expenses for 2007 and 2006 primarily related to legal costs associated with closed operations. For 2005, other expenses included $26.8 million for legal matters, which were paid in 2006 and are classified in selling and administrative expenses in the consolidated statement of income, and $7.0 million for environmental and other closed company costs.
Retirement Benefit Expense
Retirement benefit expense, which includes pension and postretirement medical benefits, has declined since 2004 primarily due to actual returns on plan assets exceeding expected returns, and the positive benefits of voluntary pension contributions totaling $350 million over past four years. Retirement benefit expense was $30.3 million for 2007, $81.9 million for 2006, and $77.6 million for 2005. Retirement benefit expenses are included in both cost of sales and selling and administrative expenses. Retirement benefit expense included in cost of sales and selling and administrative expenses for the years ended 2007, 2006 and 2005 was as follows:

(In millions)	2007	2006	2005

Cost of sales	$20.3	$55.3	$55.1
Selling and administrative expenses	10.0	26.6	22.5

Total retirement benefit expense	$30.3	$81.9	$77.6

     Total retirement benefit expense for 2008 is expected to be approximately $1.0 million, a decline of $29.3 million compared to 2007. This decrease is primarily attributable to the pension component of retirement benefit expense. As a result of higher than expected returns on pension assets in 2007 and the benefits of the $100 million voluntary contribution to the U.S. qualified defined benefit pension plan made in the 2007 fourth quarter, we expect pension income for 2008 to be approximately $13.0 million compared to pension expense of $17.1 million for 2007. Postretirement medical expense, the other component of retirement benefit expense, is expected to increase to approximately $14.0 million in 2008, compared to $13.2 million in 2007, primarily as a result of lower plan assets in 2008 as benefit payments are expected to reduce VEBA trust assets.
Income Taxes
Results of operations for 2007 included a provision for income taxes of $400.2 million, or 34.9% of income before tax, for U.S. Federal, foreign and state income taxes. The results for 2007 benefited from a $23.1 million reduction of a deferred tax valuation allowance with respect to certain state tax credits expected to be realized in future periods. Results of operations for 2006 included a provision for income taxes of $298.5 million, or 34.2% of income before tax, for U.S. Federal, foreign and state income taxes. The results for 2006 benefited from a favorable $8.7 million adjustment of prior years’ taxes. For 2005, results of operations included an income tax benefit of $53.3 million principally related to the reversal of the remaining valuation allowance for our U.S. Federal net deferred tax assets, partially offset by accruals for U.S. Federal, foreign and state income taxes. From the 2003 fourth quarter through the third quarter of 2005, we maintained a valuation allowance for a major portion of our U.S. Federal deferred tax assets and certain state deferred tax assets in accordance with FAS No. 109, “Accounting for Income Taxes”, due to uncertainty regarding full utilization of our net deferred tax asset, including the 2003 and 2004 unutilized net operating losses. In the 2003 fourth quarter we had recorded a $138.5 million valuation allowance for the majority of our net deferred tax asset, based upon the results of our quarterly evaluation concerning the estimated probability that the net deferred tax asset would be realizable in light of our history of annual reported losses in the years 2001 through 2003. In 2005, we generated taxable income which exceeded the 2003 and 2004 net operating losses allowing us to fully realize these U.S. Federal tax benefits. This realization of tax benefits, together with our improved profitability, required us to eliminate the remaining valuation allowance for U.S. Federal income taxes in the 2005 fourth quarter.
     Deferred taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes, and differences between the fair value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income taxes represent future tax benefits or costs to be recognized when those temporary differences reverse. At December 31, 2007, we had a net deferred tax asset of $60.9 million. A significant portion of our deferred tax assets relates to the postretirement benefit obligations, which have been recorded in the accompanying financial statements but which are not recognized for income tax reporting purposes until the benefits are paid. These benefit payments are expected to occur over an extended period of years.
Financial Condition and Liquidity
We believe that internally generated funds, current cash on hand, and available borrowings under existing credit lines will be adequate to meet foreseeable liquidity needs, including a substantial expansion of our production capabilities over the next few years. We did not borrow funds under our domestic senior unsecured credit facility, or former facility during 2007, 2006 or 2005, although a portion has been utilized to support letters of credit.
     Our ability to access the credit markets in the future to obtain additional financing, if needed, may be influenced by our credit rating. As of December 31, 2007, Moody’s Investor Service’s senior unsecured debt rating for our Company was Baa3 with a stable ratings outlook. On February 11, 2008, Standard & Poor’s Ratings Services raised our corporate credit and senior unsecured debt ratings to BBB- with a stable ratings outlook. Changes in our credit rating do not impact our access to, or the cost of, our existing credit facilities.
     We have no off-balance sheet financing relationships with variable interest or structured finance entities.
Cash Flow and Working Capital
In 2007, cash generated by operations of $809.8 million and the proceeds from the exercises of stock options of $5.5 million were used to invest $457.1 million in capital expenditures and purchases of businesses, fund a $100 million voluntary contribution to our U.S. qualified defined benefit pension plan, purchase $61.2 million of the Company’s common stock, pay dividends of $58.1 million, repay debt of $23.9 million, and increase cash balances by $121.0 million to $623.3 million at December 31, 2007. In 2006, cash generated by operations of $411.6 million, the proceeds from exercises of stock options of $33.1 million, and tax benefits on share-based compensation of $80.9 million were used to invest $238.3 million in capital expenditures, fund a $100 million voluntary contribution to our U.S. qualified defined benefit pension plan, pay dividends of $43.1 million, repay debt of $7.1 million, and increase cash balances by $139.6 million to $502.3 million at December 31, 2006. In 2005, cash generated from operations of $323.8 million, the proceeds from exercises of stock options of $26.1 million, and tax benefits on share-based compensation of $25.2 million were used to invest $91.3 million in capital expenditures, fund a $100 million voluntary contribution to our U.S. defined benefit pension plan, pay $18.3 million for the acquisition of the Garryson Limited operation, repay debt of $25.7 million, pay dividends of $27.1 million, and increase cash balances by $111.9 million to $362.7 million at December 31, 2005. We use cash flow from operations before voluntary pension plan contributions in order to evaluate and compare fiscal periods that do not include these contributions, and to make resource allocation decisions among operational requirements, investing and financing alternatives.

Managed Working Capital
($ Millions)

	03	04	05	06	07
Millions/$	576	853	1,048	1,582	1,627

% of Annualized Revenue	30.7%	29.5%	30.3%	29.0%	32.2%
     In 2007 and 2006, the favorable impact of improved operating results on cash flow from operations was offset by continuing investment in managed working capital to support the higher business levels and the effect of higher costs for certain raw materials. As part of managing the liquidity of the business, we focus on controlling inventory, accounts receivable and accounts payable. In measuring performance in controlling this managed working capital, we exclude the effects of the LIFO inventory valuation reserves, excess and obsolete inventory reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. During 2007, managed working capital, which we define as gross inventory plus accounts receivable less accounts payable, increased $44.3 million. This increase resulted from a $41.1 million increase in accounts receivable due to the timing of sales in the fourth quarter 2007 compared to the fourth quarter 2006, and a $36.2 million increase in inventory, mostly as a result of increased operating volumes particularly for the High Performance Metals segment products, partially offset by a $33.0 million increase in accounts payable. During 2006, managed working capital increased by $534.2 million. This increase resulted from a $166.5 million increase in accounts receivable due to a higher level of sales in the 2006 fourth quarter compared to the fourth quarter of 2005, and a $409.2 million increase in inventory, mostly as a result of increased operating volumes and higher raw materials costs, partially offset by a $41.5 million increase in accounts payable. Managed working capital has increased approximately $1.1 billion over the past five years as our level of business activity and raw material costs have both increased. This increase in managed working capital is expected to represent a future source of cash if the level of business activity were to decline. Managed working capital as a percent of annualized sales increased to 32.2% at the end of 2007, compared to 29.0% at the end of 2006, and 30.3% in 2005. The increase in 2007 of managed working capital as a percentage of sales was primarily due to a shift in mix to more value added products, primarily in the High Performance Metals and Flat-Rolled Products business segments, which have a longer manufacturing process. While accounts receivable balances increased during this three year period, days sales outstanding, which measures actual collection timing for accounts receivable, have improved.

     The components of managed working capital were as follows:

	December 31,	December 31,	December 31,
(In millions)	2007	2006	2005

Accounts receivable, net	$652.2	$610.9	$442.1
Inventory, net	916.1	798.7	607.1
Accounts payable	(388.4)	(355.1)	(312.9)

Subtotal	1,179.9	1,054.5	736.3
Allowance for doubtful accounts	6.3	5.7	8.1
LIFO reserve	374.6	466.7	269.7
Corporate and other	65.7	55.3	33.9

Managed working capital	$1,626.5	$1,582.2	$1,048.0

Annualized prior 2 months sales	$5,058.5	$5,453.5	$3,461.1

Managed working capital as a % of sales	32.2%	29.0%	30.3%

     Capital expenditures for 2007 were $447.4 million, compared to $238.3 million in 2006, and $91.3 million in 2005.
     We are significantly expanding our manufacturing capabilities to meet current and expected demand growth from the aerospace (engine and airframe) and defense, chemical process industry, oil and gas, electrical energy, and medical markets, especially for titanium and titanium-based alloys, nickel-based alloys and superalloys, specialty alloys, and exotic alloys. These self-funded capital investments remain on track to be completed as planned and include:
▪
The expansion of ATI’s aerospace quality titanium sponge production capabilities, including our titanium sponge facility in Albany, OR, and our greenfield premium-grade titanium sponge (jet engine rotating parts) facility in Rowley, UT. Twelve titanium sponge reduction furnaces at Albany, OR are now in operation, bringing our current annual titanium sponge capacity at this facility to approximately 16 million pounds. When the full expansion of the Albany facility is completed by mid-2008, we expect that this facility will be capable of producing 22 million pounds annually of aerospace quality titanium sponge and represent a total capital investment of approximately $100 million. The Rowley, UT sponge facility remains on schedule and will represent a total capital investment of approximately $460 million. We expect to begin producing premium-grade titanium sponge at the Utah facility by the end of 2008, with 24 million pounds of annual capacity to be reached by the fourth quarter of 2009. Upon completion of these titanium sponge expansion projects, our annual sponge production capacity is projected to be 46 million pounds. In addition, the Utah facility will have the infrastructure in place to further expand annual capacity by approximately 18 million pounds, bringing the total annual capacity at that facility to 42 million pounds, if needed. We expect to supplement our requirements with titanium sponge and titanium scrap purchases from external sources.

▪
The expansion of ATI’s melting capabilities for titanium and titanium-based alloys, nickel-based alloys and superalloys, and specialty alloys. For titanium melting, three new vacuum-arc remelt (VAR) furnaces are on line, and we plan to have two more titanium VAR furnaces customer qualified by the end of the first quarter 2008. VAR melting is a consumable electrode re-melting process that improves the cleanliness and chemical homogeneity of the alloys. Our third Plasma Arc Melt (PAM) premium titanium melt furnace is in production and has completed initial customer qualifications. We expect to have this PAM furnace qualified for all products, including premium grade jet engine rotating quality products, during the second quarter 2008. A fourth PAM furnace to support premium titanium alloy growth requirements is expected to begin production by the third quarter 2009. Plasma arc melting is a superior cold-hearth melting process for making alloyed titanium products for jet engine rotating parts, medical applications, and other critical applications. We also expect one new vacuum-arc remelt (VAR) furnace for nickel-based alloys and superalloys to be qualified and in commercial production by the first quarter of 2008, with up to three more VARs to be added through 2009 based on production requirements to support titanium and titanium-based alloys and premium nickel-based alloys and superalloys growth.

▪
The expansion of ATI’s mill products processing and finishing capabilities for titanium and titanium-based alloys, nickel-based alloys and superalloys, and specialty alloys. Announced projects include expanding titanium precision metal processing conversion capacity, which was completed in the third quarter 2007, and a $260 million expansion of our titanium and superalloy forging capacity at our Bakers, NC facility through the addition of an integrated 10,000 ton press forge, 700mm rotary forge, and conditioning, finishing and inspection facilities to support increased forged product requirements, which is expected to be operational by the third quarter 2009. Forging is a hot-forming process that produces wrought forging billet and forged machining bar from an ingot. We also are investing $60 million to expand our titanium and specialty plate facility located in Washington, PA, which is expected to begin production in the second quarter 2008. In addition to titanium and titanium alloys, ATI’s specialty plate products include duplex alloys, superaustenitic alloys, nickel-based alloys, zirconium alloys, armor plate, and common austenitic stainless grades. This project includes increasing reheat furnace, annealing, and flattening capacity at the existing plate mill, expanding plate size capabilities, and implementing productivity improvements.

▪
We are increasing our zirconium sponge production capacity by approximately 20%. In addition, we have diverted two new VAR furnaces to zirconium melting. These two VARs were originally planned for titanium melting. This new zirconium sponge and melting capacity better positions ATI for the strong nuclear electrical energy and chemical process industry markets.

     The above-described strategic growth capital projects represent approximately $985 million of self-funded capital investments, approximately $435 million of which had already been expended through 2007. We currently expect that our projected 2008 capital expenditures will be approximately $500 million, including expenditures for the completion of the above-mentioned strategic capital projects as well as other potential growth capital projects.
     Additionally, STAL, our Chinese joint venture company in which ATI has a 60% interest, commenced an expansion of its operations in Shanghai, China in late 2006. This expansion, which is expected to more than triple STAL’s rolling and slitting capacity to produce Precision Rolled Strip® products, is estimated to cost approximately $110 million. The expansion is expected to be fully operational in the 2009 first quarter and is expected to be funded through capital contributions from the joint venture partners, bank credit lines of the joint venture, and cash on hand and internal cash flow of the joint venture. Our cash contribution to this expansion was $24.8 million, of which one-half was contributed by ATI in the 2006 third quarter, and the remainder in March 2007. The financial results of STAL are consolidated into our financial statements with the 40% interest of our minority partner recognized as other income or expense in the consolidated statements of income and as a liability in the consolidated statements of financial position.
Debt
Total debt outstanding decreased $25.4 million, to $528.2 million at December 31, 2007, from $553.6 million at December 31, 2006. The decrease was primarily related to reduced net borrowings at our foreign operations and scheduled debt maturity payments. In managing our overall capital structure, some of the measures on which we focus are net debt to total capitalization, which is the percentage of our debt, net of cash that may be available to reduce borrowings, to our total invested and borrowed capital, and total debt to total capitalization, which excludes cash balances. At December 31, 2007, our cash on hand exceeded our total debt. Therefore our net debt to total capitalization was a negative 4.5% compared to a positive 3.3% at December 31, 2006, 19.7% at December 31, 2005, and 43.5% at December 31, 2004. Total debt to total capitalization improved to 19.2% at December 31, 2007 compared to 26.9% at December 31, 2006, 41.0% at December 31, 2005, and 57.5% at December 31, 2004. The continuing improvement in these ratios during 2007 is due primarily from increases in cash on hand and stockholders’ equity resulting from the improvement in results of operations.

	December 31,	December 31,
(In millions)	2007	2006

Total debt	$528.2	$553.6
Less: Cash	(623.3)	(502.3)

Net debt	$(95.1)	$51.3

Net debt	$(95.1)	$51.3
Total stockholders’ equity	2,223.5	1,502.9

Total capital	$2,128.4	$1,554.2
Net debt to capital ratio	(4.5%)	3.3%

	December 31,	December 31,
(In millions)	2007	2006

Total debt	$528.2	$553.6
Total stockholders’ equity	2,223.5	1,502.9

Total capital	$2,751.7	$2,056.5
Total debt to total capital ratio	19.2%	26.9%

     On July 31, 2007, we replaced our then-existing $325 million senior secured domestic revolving credit facility, which was due to expire in August 2010, with a new five-year $400 million senior unsecured domestic revolving credit facility. The unsecured facility includes a $200 million sublimit for the issuance of letters of credit. Under the unsecured facility, the Company may increase the size of the facility by up to $100 million without seeking the further approval of the lending group. The unsecured facility requires us to maintain a leverage ratio (consolidated total indebtedness divided by consolidated earnings before interest, taxes and depreciation and amortization) of not greater than 3.25, and maintain an interest coverage ratio (consolidated earnings before interest and taxes divided by interest expense) of not less than 2.0. For the year ended December 31, 2007, our leverage ratio was 0.46, and our interest coverage ratio was 37.36. We have not borrowed funds under the senior unsecured domestic facility, or former facility, during 2007, although a portion has been utilized to support the issuance of letters of credit. Outstanding letters of credit issued under the unsecured facility at December 31, 2007, were approximately $43 million, compared to $120 million at the end of 2006.
     The ratio of earnings to fixed charges for the three and twelve month periods ended December 31, 2007 was 20.8 and 25.0, respectively.
     In August 2007, STAL, our Chinese joint venture company in which ATI has a 60% interest, entered into a five year revolving credit facility with a group of banks. Under the credit facility, STAL may borrow up to 741 million renminbi (approximately $99 million at December 2007 exchange rates) at an interest rate equal to 90% of the applicable lending rate published by the People’s Bank of China. The credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners, and is intended to be utilized in the future for the expansion of STAL’s operations, which are located in Shanghai, China. The credit facility requires STAL to maintain a minimum level of shareholders’ equity, and certain financial ratios. As of December 31, 2007, there had been no borrowings made under this credit facility.
     STAL had approximately $20.5 million in letters of credit outstanding as of December 31, 2007. These letters of credit are supported solely by STAL’s financial capability without any guarantees from the joint venture partners.
     Interest rate swap contracts have been used from time-to-time to manage our exposure to interest rate risks. At December 31, 2007, we have no interest rate swap contracts in place. We have deferred gains on settled “receive fixed, pay floating” interest rate swap contracts associated with our $300 million, 8.375% Notes. These gains on settlement, which occurred in 2004 and 2003, remain a component of the reported balance of the Notes, and are ratably recognized as a reduction to interest expense over the remaining life of the Notes, which is approximately four years. At December 31, 2007, the deferred settlement gain was $8.7 million. The result of the “receive fixed, pay floating” arrangements was a decrease in interest expense of $1.8 million, $1.7 million and $1.5 million for the years ended December 31, 2007, 2006 and 2005, respectively, compared to the fixed interest expense of the ten-year Notes.
     A summary of required payments under financial instruments (excluding accrued interest) and other commitments are presented below.

		Less than	1-3	4-5	After 5
(In millions)	Total	1 year	years	years	years

Contractual Cash Obligations

Total Debt including Capital Leases	$522.8	$20.9	$34.5	$312.5	$154.9
Operating Lease Obligations	66.7	16.9	28.5	17.7	3.6
Other Long-term Liabilities (A)	191.2	—	61.9	10.5	118.8
Unconditional Purchase Obligations
Raw materials (B)	1,978.7	758.4	784.5	93.2	342.6
Capital expenditures	144.7	137.7	7.0	—	—
Other (C)	48.1	18.0	18.8	9.4	1.9

Total	$2,952.2	$951.9	$935.2	$443.3	$621.8

(In millions)

Other Financial Commitments

Lines of Credit (D)	$577.5	$48.2	$49.9	$479.4	$—
Guarantees	27.1

     (A) Other long-term liabilities exclude pension liabilities and accrued postretirement benefits.
     (B) We have contracted for physical delivery for certain of our raw materials to meet a portion of our needs. These contracts are based upon fixed or variable price provisions. We used current market prices as of December 31, 2007, for raw material obligations with variable pricing.
     (C) We have various contractual obligations that extend through 2015 for services involving production facilities and administrative operations. Our purchase obligation as disclosed represents the estimated termination fees payable if we were to exit these contracts.

     (D) Drawn amounts were $17.7 million at December 31, 2007 under foreign credit agreements, and drawn amounts are included in total debt. Drawn amounts also include $43.1 million utilized under the $400 million domestic senior unsecured credit facility for standby letters of credit, which renew annually and are used to support: $27.8 million in workers’ compensation and general insurance arrangements, and $15.3 million related to environmental, legal and other matters.
Retirement Benefits
The value of the investments in our U.S. qualified defined benefit pension plan exceeded pension plan liabilities as of November 30, 2007, our measurement date for accounting purposes, by $230 million, or approximately 11%. We have not been required to make cash contributions to this defined benefit pension plan since 1995. However, during the past four years, we have made $350 million in voluntary cash contributions to this plan to improve the plan’s funded position. These voluntary contributions were comprised of cash contributions of $100 million during the fourth quarter of 2007, 2006 and 2005, respectively, and $50 million during the third quarter 2004. Based on current regulations and actuarial studies, we do not expect to be required to make cash contributions to our U.S. qualified defined benefit pension plan for at least the next several years. However, we may elect, depending upon investment performance of the pension plan assets and other factors, to make additional voluntary cash contributions to this pension plan in the future.
     We fund certain retiree health care benefits for Allegheny Ludlum using investments held in a Company-administered Voluntary Employee Benefit Association (VEBA) trust. This allows us to recover a portion of the retiree medical costs. In accordance with our labor agreements, during 2007, 2006, and 2005, we funded $30.8 million, $28.1 million, and $24.7 million, respectively, of retiree medical costs using the investments of the VEBA trust. We may continue to fund certain retiree medical benefits utilizing the investments held in the VEBA. The value of the investments held in the VEBA was approximately $76 million as of November 30, 2007, our measurement date for accounting purposes.
Dividends
We paid a quarterly dividend of $0.13 per share of common stock for each of the first three quarters of 2007. In the fourth quarter of 2007, our Board of Directors increased the quarterly cash dividend paid on our common stock by nearly 40% to $0.18 per share. This was the third consecutive year that ATI has significantly increased its dividend. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate.
Share Repurchase Program
On November 1, 2007, our Board of Directors approved a share repurchase program of $500 million. Repurchases of Company common stock are expected to be made on the open market or in unsolicited or privately negotiated transactions. Share repurchases are expected to be funded from internal cash flow and cash on hand. The number of shares to be purchased, and the timing of the purchases, will be based on several factors, including the level of cash balances, general business conditions, and other investment opportunities. As of December 31, 2007, 674,800 shares of common stock had been purchased under this program at a cost of $61.2 million.
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
     We market our products to a diverse customer base, principally throughout the United States. Trade credit is extended based upon evaluations of each customer’s ability to perform its obligations, which are updated periodically. Accounts receivable reserves are based upon an aging of accounts and a review for collectibility of specific accounts. Accounts receivable are presented net of a reserve for doubtful accounts of $6.3 million at December 31, 2007 and $5.7 million at December 31, 2006, which represented 1.0% and 0.9%, respectively, of total gross accounts receivable. During 2007, we recognized expense of $1.0 million to increase the reserve for doubtful accounts and wrote off $0.4 million of uncollectible accounts, which reduced the reserve. During 2006, we wrote off $1.7 million of uncollectible accounts, which reduced the reserve, and also reduced expense by $0.7 million from decreasing the reserve for doubtful accounts.
Inventories
At December 31, 2007, we had net inventory of $916.1 million. Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO) and average cost methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. The prices for many of the raw materials we use have been extremely volatile during the past three years. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a rise in raw material costs has a negative effect on our operating results, while, conversely, a fall in material costs results in a benefit to operating results. For example, in 2007, the effect of falling raw material costs on our LIFO inventory valuation method resulted in cost of sales which was $92.1 million lower than have been recognized had we utilized the FIFO methodology to value our inventory. However, in 2006 and 2005, the effect of increases in raw material costs on our LIFO inventory valuation method resulted in cost of sales which were $197.0 million, and $45.8 million higher, respectively, than would have been recognized if we utilized the FIFO methodology to value our inventory. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold.
     The LIFO inventory valuation methodology is not utilized by many of the companies with which we compete, including foreign competitors. As such, our results of operations may not be comparable to those of our competitors during periods of volatile material costs due, in part, to the differences between the LIFO inventory valuation method and other acceptable inventory valuation methods.
     We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting reserve, if any, is recognized as an expense in the period that the need for the reserve is identified. At December 31, 2007, no such reserves were required. It is our general policy to write-down to scrap value any inventory that is identified as obsolete and any inventory that has aged or has not moved in more than twelve months. In some instances this criterion is up to twenty-four months due to the longer manufacturing and distribution process for such products.
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
Retirement Benefits
We have defined benefit and defined contribution pension plans covering substantially all of our employees. We account for our defined benefit pension plans in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (“FAS 87”), as amended by FAS 158 regarding the balance sheet presentation of pension assets and liabilities. FAS 87 requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. A significant element in determining our pension (expense) income in accordance with FAS 87 is the expected investment return on plan assets. In establishing the expected return on plan investments, which is reviewed annually in the fourth quarter, we take into consideration input from our third party pension plan asset managers and actuaries regarding the types of securities the plan assets are invested in, how those investments have performed historically, and expectations for how those investments will perform in the future. Our expected return on pension plan investments has been 8.75% for each of past five years. We apply this assumed rate to the market value of plan assets at the end of the previous year. This produces the expected return on plan assets that is included in annual pension (expense) income for the current year. The actual return on pension plan assets was 10.9% for 2007, 18.2% for 2006, 9.7% for 2005, 11.7% for 2004, and 13.1% for 2003. While the actual return on pension plan investments has exceeded the expected return on pension plan investments for each of the past five years, our expected return on pension plan investments for 2008 remains at 8.75%. The effect of increasing, or lowering, the expected return on pension plan investments by 0.25% results in additional annual income, or expense, of approximately $6.0 million. The cumulative difference between this expected return and the actual return on plan assets is deferred and amortized into pension income or expense over future periods. The amount of expected return on plan assets can vary significantly from year-to-year since the calculation is dependent on the market value of plan assets as of the end of the preceding year. U.S. generally accepted accounting principles allow companies to calculate the expected return on pension assets using either an average of fair market values of pension assets over a period not to exceed five years, which reduces the volatility in reported pension income or expense, or their fair market value at the end of the previous year. However, the Securities and Exchange Commission currently does not permit companies to change from the fair market value at the end of the previous year methodology, which is the methodology that we use, to an averaging of fair market values of plan assets methodology. As a result, our results of operations and those of other companies, including companies with which we compete, may not be comparable due to these different methodologies in calculating the expected return on pension investments.
     At the end of November, we determined the discount rate to be used to value pension plan liabilities. In accordance with FAS 87, the discount rate reflects the current rate at which the pension liabilities could be effectively settled. In estimating this rate, we receive input from our actuaries regarding the rates of return on high quality, fixed-income investments with maturities matched to the expected future retirement benefit payments. Based on this assessment at the end of November 2007, we established a discount rate of 6.25% for valuing the pension liabilities as of the end of 2007, and for determining the pension expense for 2008. We had previously assumed a discount rate of 5.8% for 2006, which determined the 2007 expense, 5.9% for 2005, which determined the 2006 expense, 6.1% for 2004, which determined the 2005 expense, and 6.5% for 2003, which determined the 2004 expense. The effect of increasing the discount rate to 6.25%, from 5.8% in the previous year, decreased pension liabilities by approximately $103 million at 2007 year-end, and is expected to decrease pension expense by approximately $8.1 million in 2008. The effect on pension liabilities for changes to the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, are deferred and amortized over future periods in accordance with FAS 87.
     We adopted FAS 158 as of year-end 2006. FAS 158 requires that the net funded position of the plans, as measured by the projected benefit obligation (“PBO”) in the case of pension plans, and by the accumulated postretirement benefit obligation (“APBO”) in the case of other postretirement benefit plans, be recognized as an asset or liability in the employer’s balance sheet. Prior period information was not restated. In addition, the new standard requires assets and benefits to be measured at the date of our statement of financial position, which is December 31, rather than our measurement date of November 30, as currently permitted. This change in our measurement date is effective for our year ending December 31, 2008.
     Prior to the adoption of FAS 158, the funded status of pension plans was measured by the accumulated benefit obligation (“ABO”). At the November 30, 2006 measurement date, our U.S. qualified defined benefit pension plan was overfunded on an ABO basis, and we reversed the previously-recorded minimum pension liability and accumulated other comprehensive income (loss) associated with this plan when it had been in an ABO underfunded position, recorded a prepaid pension cost asset of $569.9 million, and increased stockholders’ equity by $389.8 million, net of related deferred tax effects. However, on a PBO basis, which is the funded status measure required by FAS 158, our U.S. qualified defined benefit pension plan was underfunded by $5.6 million at the measurement date. For our U.S. qualified defined benefit pension plan, the adoption of FAS 158 eliminated the $569.9 million prepaid pension cost, established a $5.6 million noncurrent liability, and reduced stockholders’ equity by $345.3 million, net of related deferred tax effects. We also sponsor other non-qualified defined benefit pension plans in the U.S., a defined benefit pension plan in the U.K., and several postretirement benefit plans. Including these other pension and postretirement benefit plans, the aggregate effect of adopting FAS 158 reduced stockholders’ equity by $342.6 million, net of related deferred tax effects, as a component of accumulated other comprehensive income (loss). The net effect of these adjustments was an increase in stockholders’ equity of $47.2 million at year-end 2006. These charges and adjustments did not affect our results of operations and did not have a cash impact.
     We also sponsor several postretirement plans covering certain hourly and salaried employees and retirees. These plans provide health care and life insurance benefits for eligible employees. Under most of the plans, our contributions towards premiums are capped based upon the cost as of certain dates, thereby creating a defined contribution. For the non-collectively bargained plans, we maintain the right to amend or terminate the plans in the future. We account for these benefits in accordance with FAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“FAS 106”), as amended by FAS 158, which requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as benefits are paid. We use actuarial assumptions, including the discount rate and the expected trend in health care costs, to estimate the costs and benefit obligations for the plans. The discount rate, which is determined annually at the end of each year, is developed based upon rates of return on high quality, fixed-income investments. At the end of 2007, we determined this rate to be 6.25%, compared to a 5.8% discount rate in 2007, 5.9% discount rate in 2005, 6.1% discount rate in 2004 and 6.5% in 2003. The effect of increasing the discount rate to 6.25% from 5.8% reduced year-end 2007 postretirement benefit liabilities by approximately $18.0 million and is expected to decrease 2008 expense by approximately $0.6 million. Based upon predictions of continued significant medical cost inflation in future years, the annual assumed rate of increase in the per capita cost of covered benefits for health care plans is 10.8% for 2008 and is assumed to gradually decrease to 5.0% in the year 2019 and remain level thereafter.
     Certain of these postretirement benefits are funded using plan investments held in a Company-administered VEBA trust. The expected return on plan investments is a significant element in determining postretirement benefits expenses in accordance with FAS 106. In establishing the expected return on plan investments, which is reviewed annually in the fourth quarter, we take into consideration the types of securities the plan assets are invested in, how those investments have performed historically, and expectations for how those investments will perform in the future. For 2007, our expected return on investments held in the VEBA trust was 9%. This assumed long-term rate of return on investments is applied to the market value of plan assets at the end of the previous year. This produces the expected return on plan investments that is included in annual postretirement benefits expenses for the current year. While the actual return on investments held in the VEBA trust was 16.9% in 2007, 50.0% in 2006, 11.6% in both 2005 and 2004, and 9.3% for 2003, our expected return on investments in the VEBA trust remains 9% for 2008. The expected return on investments held in the VEBA trust is expected to exceed the return on pension plan investments due to a higher percentage of private equity investments held by the VEBA trust.
New Accounting Pronouncements Adopted
In the 2007 first quarter, as required, we adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) titled “Accounting for Planned Major Maintenance Activities” (“FSP PMMA”). This FSP amends an AICPA Industry Audit guide and is applicable to all industries that accrue for planned major maintenance activities. The FSP PMMA prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities, which was the policy we previously used to record planned plant outage costs on an interim basis within a fiscal year, and also to record the costs of major equipment rebuilds which extend the life of capital equipment. The FSP PMMA was effective as of the beginning of our 2007 fiscal year, with retrospective application to all prior periods presented. Under the FSP PMMA, we report results using the deferral method whereby major equipment rebuilds are capitalized as costs are incurred and amortized to expense over the estimated useful lives, and planned plant outage costs are fully recognized in the interim period of the outage. The adoption of the FSP PMMA on January 1, 2007, resulted in an increase to retained earnings of $10.3 million, net of related taxes. As required by the FSP PMMA, our financial statements have been restated to reflect this FSP as if this standard had been applied to the earliest period presented. As a result, our net income for 2006, 2005 and 2004 increased $2.2 million, $2.6 million and $1.6 million, respectively, or approximately $0.02 per share for each year.
     In the 2007 first quarter, we also adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes recognition and measurement standards for a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two step process. The first step is the determination of whether a tax position should be recognized in the financial statements. Under FIN 48, the benefit of a tax position taken or expected to be taken in a tax return is to be recognized only if we determine that it is more-likely-than-not that the tax position will be sustained upon examination by the tax authorities based upon the technical merits of the position. In step two, for those tax positions which should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 was effective for the beginning of ATI’s 2007 fiscal year, with adoption treated as a cumulative-effect type reduction to retained earnings of $5.6 million as of the beginning of 2007.
     As a result of implementing FIN 48, we recognized a $19.4 million increase in the long-term liability for unrecognized tax benefits, and a $13.8 million increase in deferred tax assets for tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The net result of these recognized assets and liabilities was a reduction to beginning retained earnings of $5.6 million. Including liabilities recognized in the FIN 48 adoption, our total liabilities for unrecognized tax benefits at January 1, 2007 were $26.3 million. Interest and penalties recognized at the FIN 48 adoption were $3.5 million. It is our policy to classify interest and penalties recognized on underpayment of income taxes as income tax expense. For the year ended December 31, 2007, the Company’s income tax provision included $11.8 million of expense related to uncertain tax positions, which increased the long-term liability to $38.1 million. We expect that settlements for nearly all of the contractual cash obligations for liabilities for uncertain tax positions will occur more than five years in the future.
     Including tax positions for which we determined that the tax position would not meet the more-likely-than-not recognition threshold upon examination by the tax authorities based upon the technical merits of the position, the total estimated unrecognized tax benefit that, if recognized, would affect our effective tax rate was approximately $20 million. At this time, we believe that it is reasonably possible that approximately $2 million of the estimated unrecognized tax benefits as of December 31, 2007 will be recognized within the next twelve months.
     In September 2006, the FASB Statement No. 158 (“FAS 158”), was issued amending the standards for defined benefit pension and other postretirement benefit plans accounting. The new standard requires that the net funded position of the plans, as measured by the difference between plan assets and the projected benefit obligation in the case of pension plans, and by the accumulated postretirement benefit obligation in the case of other postretirement benefit plans, be recognized as an asset or liability in the employer’s balance sheet. As required under the accounting rules which existed prior to adoption of the new standard, we recognized an increase to stockholders’ equity of $389.8 million at year-end 2006 primarily as a result of the improved funded position of our U.S. qualified defined benefit pension plan. Simultaneously, the adoption of FAS 158 resulted in a reduction to stockholders’ equity of $342.6 million, which was recognized as a component of accumulated other comprehensive income. The net effect of both of these adjustments was an increase in stockholders’ equity of $47.2 million. In addition, the new standard will require assets and benefits to be measured at the date of the employer’s statement of financial position, which is December 31 in our case, rather than our measurement date of November 30, as currently permitted. This change will be effective for our 2008 year.
     In the fourth quarter 2005, we adopted the FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (“FAS 143”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated, even if conditional on a future event. For existing asset retirement obligations which are determined to be recognizable under FIN 47, the effect of applying FIN 47 is recognized as a cumulative effect of a change in accounting principle. Our adoption of FIN 47 resulted in recognizing a charge of $2.0 million, net of income taxes, or $0.02 per share, in the fourth quarter 2005 principally for estimable asset retirement obligations related to remediation costs which would be incurred if we were to cease certain manufacturing activities which utilize what may be categorized as potentially hazardous materials.
Pending Accounting Pronouncements
     In September 2006, the FASB issued FAS 157, “Fair Value Measurements.” This Standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. The Standard covers financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. FAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, and for fiscal years beginning after November 15, 2008 for other nonfinancial assets and liabilities. The Company does not expect that the adoption of FAS 157 will have a material impact on our financial statements.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“FAS 159”), “The Fair Value Option for Financial Assets and Liabilities.” FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. FAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting FAS 159 but do not expect the adoption to have a material impact on our financial statements.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“FAS 160”), “Noncontrolling Interests in Consolidated Financial Statements.” FAS 160 changes the classification of noncontrolling (minority) interests on the balance sheet and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under the new standard, noncontrolling interests are considered equity and are to be reported as an element of stockholders’ equity rather than within the mezzanine or liability sections of the balance sheet. In addition, the current practice of reporting minority interest expense or benefit also will change. Under the new standard, net income will encompass the total income before minority interest expense. The income statement will include separate disclosure of the attribution of income between the controlling and noncontrolling interests. Increases and decreases in the noncontrolling ownership interest amount are to accounted for as equity transactions. FAS 160 is effective for fiscal years beginning after December 15, 2008 and earlier application is prohibited. Upon adoption, the balance sheet and the income statement will be recast retrospectively for the presentation of noncontrolling interests. The other accounting provisions of the statement are required to be adopted prospectively. We are currently evaluating the impact of adopting FAS 160, including the reporting of the minority interest in our STAL joint venture, will have on our financial statements. As of December 31, 2007, other long-term liabilities included $55.7 million for minority interest in our STAL joint venture.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. We attempt to maintain a reasonable balance between fixed- and floating-rate debt to keep financing costs as low as possible. At December 31, 2007, we had approximately $59 million of floating rate debt outstanding with a weighted average interest rate of approximately 4.7%. Approximately $41 million of this floating rate debt is capped at a 6% maximum interest rate. Since the interest rate on floating rate debt changes with the short-term market rate of interest, we are exposed to the risk that these interest rates may increase, raising our interest expense in situations where the interest rate is not capped. For example, a hypothetical 1% in rate of interest on the $18 million of our outstanding floating rate debt not subjected to a cap would result in increased annual financing costs of approximately $0.2 million.
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
Volatility of Raw Material Prices. We use raw materials surcharge and index mechanisms to offset the impact of increased raw material costs; however, competitive factors in the marketplace can limit our ability to institute such mechanisms, and there can be a delay between the increase in the price of raw materials and the realization of the benefit of such mechanisms. For example, in 2007 we used approximately 80 million pounds of nickel; therefore a hypothetical change of $1.00 per pound in nickel prices would result in increased costs of approximately $80 million. In addition, in 2007 we also used approximately 500 million pounds of ferrous scrap in the production of our flat-rolled products and a hypothetical change of $0.01 per pound would result in increased costs of approximately $5 million. While we enter into raw materials futures contracts from time-to-time to hedge exposure to price fluctuations, such as for nickel, we cannot be certain that our hedge position adequately reduces exposure. We believe that we have adequate controls to monitor these contracts, but we may not be able to accurately assess exposure to price volatility in the markets for critical raw materials.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
Board of Directors
Allegheny Technologies Incorporated
We have audited the accompanying consolidated balance sheets of Allegheny Technologies Incorporated and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allegheny Technologies Incorporated and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
     As described in Note 7 to the financial statements, the Company changed its accounting for income tax uncertainties in 2007. As described in Note 8 to the financial statements, in 2006 the Company changed its method of accounting for pensions and other postretirement benefits. As described in Note 1 to the financial statements, in 2005 the Company changed its methods of accounting for stock-based compensation and conditional asset retirement obligations.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Allegheny Technologies Incorporated’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
February 21, 2008

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Income

(In millions except per share amounts)
For the Years Ended December 31,	2007	2006	2005

Sales	$5,452.5	$4,936.6	$3,539.9

Costs and expenses:
Cost of sales	4,003.1	3,740.4	2,885.7
Selling and administrative expenses	296.7	295.3	275.8
Restructuring costs	—	—	23.9

Income before interest, other expense, income taxes and cumulative effect of change in accounting principle	1,152.7	900.9	354.5
Interest expense, net	(4.8)	(23.3)	(38.6)
Other expense, net	(0.6)	(5.0)	(4.8)

Income before income taxes and cumulative effect of change in accounting principle	1,147.3	872.6	311.1
Income tax provision (benefit)	400.2	298.5	(53.3)

Income before cumulative effect of change in accounting principle	747.1	574.1	364.4
Cumulative effect of change in accounting principle, net of tax	—	—	(2.0)

Net income	$747.1	$574.1	$362.4

Basic income per common share before cumulative effect of change in accounting principle	$7.35	$5.76	$3.79
Cumulative effect of change in accounting principle	—	—	(0.02)

Basic net income per common share	$7.35	$5.76	$3.77

Diluted income per common share before cumulative effect of change in accounting principle	$7.26	$5.61	$3.61
Cumulative effect of change in accounting principle	—	—	(0.02)

Diluted net income per common share	$7.26	$5.61	$3.59

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
(In millions except share and per share amounts)	2007	2006

Assets
Cash and cash equivalents	$623.3	$502.3
Accounts receivable, net	652.2	610.9
Inventories, net	916.1	798.7
Deferred income taxes	18.8	26.6
Prepaid expenses and other current assets	38.3	49.4

Total Current Assets	2,248.7	1,987.9
Property, plant and equipment, net	1,239.5	871.7
Prepaid pension asset	230.3	—
Cost in excess of net assets acquired	209.8	206.5
Deferred income taxes	42.1	119.0
Other assets	125.2	95.4

Total Assets	$4,095.6	$3,280.5

Liabilities and Stockholders’ Equity
Accounts payable	$388.4	$355.1
Accrued liabilities	294.7	264.3
Short-term debt and current portion of long-term debt	20.9	23.7

Total Current Liabilities	704.0	643.1
Long-term debt	507.3	529.9
Retirement benefits	469.6	464.4
Other long-term liabilities	191.2	140.2

Total Liabilities	1,872.1	1,777.6

Stockholders’ Equity:
Preferred stock, par value $0.10: authorized - 50,000,000 shares; issued – none	—	—
Common stock, par value $0.10: authorized - 500,000,000 shares; issued 102,404,256 at 2007 and 101,201,411 at 2006; outstanding – 101,586,334 shares at 2007 and 101,201,328 shares at 2006	10.2	10.1
Additional paid-in capital	693.7	637.0
Retained earnings	1,830.7	1,166.6
Treasury stock: 817,922 shares at 2007 and 83 shares at 2006	(75.4)	—
Accumulated other comprehensive loss, net of tax	(235.7)	(310.8)

Total Stockholders’ Equity	2,223.5	1,502.9

Total Liabilities and Stockholders’ Equity	$4,095.6	$3,280.5

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

(In millions)
For the Years Ended December 31,	2007	2006	2005

Operating Activities:
Net income	$747.1	$574.1	$362.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102.9	86.2	78.5
Deferred income taxes	55.5	9.4	(90.6)
Non-cash restructuring costs	—	—	22.4
Cumulative effect of change in accounting principle	—	—	2.0
Change in operating assets and liabilities:
Inventories	(117.4)	(191.6)	(87.9)
Retirement benefits (a)	(102.4)	(49.6)	(53.4)
Accrued liabilities	56.6	30.7	38.7
Accounts receivable	(41.3)	(168.8)	(78.7)
Accounts payable	33.3	42.2	39.0
Accrued income taxes, net of tax benefit on share-based compensation	(5.3)	4.2	18.5
Other	(19.2)	(25.2)	(27.1)

Cash provided by operating activities	709.8	311.6	223.8

Investing Activities:
Purchases of property, plant and equipment	(447.4)	(238.3)	(91.3)
Purchase of businesses and investments in ventures, net of cash acquired	(9.7)	—	(18.3)
Disposals of property, plant and equipment	4.7	2.0	0.6
Proceeds from sales of businesses and investments and other	0.7	0.5	(1.4)

Cash used in investing activities	(451.7)	(235.8)	(110.4)

Financing Activities:
Payments of long-term debt and capital leases	(15.3)	(7.8)	(38.5)
Borrowings of long-term debt	—	—	11.0
Net borrowings (repayments) under credit facilities	(8.6)	0.7	1.8

Net repayments	(23.9)	(7.1)	(25.7)
Purchase of treasury stock	(61.2)	—	—
Dividends paid	(58.1)	(43.1)	(27.1)
Tax benefit on share-based compensation	50.7	80.9	25.2
Income tax withholding on share-based compensation	(50.1)	—	—
Exercises of stock options	5.5	33.1	26.1

Cash provided by (used in) financing activities	(137.1)	63.8	(1.5)

Increase in cash and cash equivalents	121.0	139.6	111.9
Cash and cash equivalents at beginning of year	502.3	362.7	250.8

Cash and cash equivalents at end of year	$623.3	$502.3	$362.7

(a)	Includes annual voluntary cash pension contributions of $(100.0) million in 2007, 2006 and 2005.
Amounts presented on the Consolidated Statements of Cash Flows may not agree to the corresponding changes in balance sheet items due to the accounting for purchases and sales of businesses and the effects of foreign currency translation.
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Stockholders’ Equity

					Accumulated
		Additional			Other	Stock-
	Common	Paid-In	Retained	Treasury	Comprehensive	holders’
(In millions except per share amounts)	Stock	Capital	Earnings	Stock	Income (Loss)	Equity

Balance, December 31, 2004	$9.9	$481.2	$351.0	$(79.4)	$(331.3)	$431.4

Net income	—	—	362.4	—	—	362.4
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment	—	—	—	—	(36.0)	(36.0)
Foreign currency translation losses	—	—	—	—	(22.7)	(22.7)
Unrealized gains on derivatives	—	—	—	—	20.5	20.5
Change in unrealized gains on securities	—	—	—	—	0.1	0.1

Comprehensive income	—	—	362.4	—	(38.1)	324.3
Cash dividends on common stock ($0.28 per share)	—	—	(27.1)	—	—	(27.1)
Employee stock plans	—	54.4	(35.6)	60.6	—	79.4

Balance, December 31, 2005	9.9	535.6	650.7	(18.8)	(369.4)	808.0

Net income	—	—	574.1	—	—	574.1
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment	—	—	—	—	389.8	389.8
Foreign currency translation gains	—	—	—	—	24.3	24.3
Unrealized losses on derivatives	—	—	—	—	(13.6)	(13.6)
Change in unrealized gains on securities	—	—	—	—	0.7	0.7

Comprehensive income	—	—	574.1	—	401.2	975.3
Adjustment to initially apply FASB Statement No. 158, net of tax	—	—	—	—	(342.6)	(342.6)
Cash dividends on common stock ($0.43 per share)	—	—	(43.1)	—	—	(43.1)
Employee stock plans	0.2	101.4	(15.1)	18.8	—	105.3

Balance, December 31, 2006	10.1	637.0	1,166.6	—	(310.8)	1,502.9

Net income	—	—	747.1	—	—	747.1
Other comprehensive income (loss), net of tax:
Pension plans and other postretirement benefits	—	—	—	—	71.4	71.4
Foreign currency translation gains	—	—	—	—	21.4	21.4
Unrealized losses on derivatives	—	—	—	—	(16.9)	(16.9)
Change in unrealized gains on securities	—	—	—	—	(0.8)	(0.8)

Comprehensive income	—	—	747.1	—	75.1	822.2
Cumulative effect of change in accounting principle	—	—	(5.6)	—	—	(5.6)
Purchase of treasury stock	—	—	—	(61.2)	—	(61.2)
Cash dividends on common stock ($0.57 per share)	—	—	(58.1)	—	—	(58.1)
Employee stock plans	0.1	56.7	(19.3)	(14.2)	—	23.3

Balance, December 31, 2007	$10.2	$693.7	$1,830.7	$(75.4)	$(235.7)	$2,223.5

The accompanying notes are an integral part of these statements.

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
Accounts Receivable
Accounts receivable are presented net of a reserve for doubtful accounts of $6.3 million at December 31, 2007, and $5.7 million at December 31, 2006. The Company markets its products to a diverse customer base, principally throughout the United States. Trade credit is extended based upon evaluations of each customer’s ability to perform its obligations, which are updated periodically. Accounts receivable reserves are determined based upon an aging of accounts and a review for collectibility of specific accounts. No single customer accounted for more than 10% of sales in 2007. Accounts receivable from Uniti were $12.5 million at December 31, 2007.
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
Cost in Excess of Net Assets Acquired
At December 31, 2007, the Company had $209.8 million of goodwill on its balance sheet. Of the total, $71.6 million related to the High Performance Metals segment, $112.1 million related to the Flat-Rolled Products segment, and $26.1 million related to the Engineered Products segment. Goodwill increased $3.3 million during 2007 as a result of the impact of foreign currency translation on goodwill denominated in functional currencies other than the U.S. dollar. The Company accounts for goodwill under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). Under FAS 142, goodwill and indefinite-lived intangible assets are reviewed annually for impairment, or more frequently if impairment indicators arise. The impairment test for goodwill requires a comparison of the fair value of each reporting unit that has goodwill associated with its operations with its carrying amount, including goodwill. If this comparison reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of the fair value of the reporting unit over the fair value of all recognized and unrecognized assets and liabilities.
     The evaluation of goodwill for possible impairment includes estimating the fair market value of each of the reporting units which have goodwill associated with their operations using discounted cash flow and multiples of cash earnings valuation techniques, plus valuation comparisons to recent public sale transactions of similar businesses, if any. These valuation methods require the Company to make estimates and assumptions regarding future operating results, cash flows, changes in working capital and capital expenditures, selling prices, profitability, and the cost of capital. Although the Company believes that the estimates and assumptions used were reasonable, actual results could differ from those estimates and assumptions. The Company performs the required annual goodwill impairment evaluation in the fourth quarter of each year. No impairment of goodwill was determined to exist for the years ended December 31, 2007, 2006 or 2005.
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

Derivative Financial Instruments and Hedging
As part of its risk management strategy, the Company, from time-to-time, utilizes derivative financial instruments to manage its exposure to changes in raw material prices, energy costs, foreign currencies, and interest rates. The Company accounts for all of these contracts as hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). In general, hedge effectiveness is determined by examining the relationship between offsetting changes in fair value or cash flows attributable to the item being hedged, and the financial instrument being used for the hedge. Effectiveness is measured utilizing regression analysis and other techniques to determine whether the change in the fair market value or cash flows of the derivative exceeds the change in fair value or cash flow of the hedged item. Calculated ineffectiveness, if any, is immediately recognized on the statement of income. For the years ended December 31, 2007, 2006, and 2005, calculated ineffectiveness was not material to the results of operations.
     The Company sometimes uses futures and swap contracts to manage exposure to changes in prices for forecasted purchases of raw materials, such as nickel, and natural gas. Generally under these contracts, which are accounted for as cash flow hedges, the price of the item being hedged is fixed at the time that the contract is entered into and the Company is obligated to make or receive a payment equal to the net change between this fixed price and the market price at the date the contract matures.
     Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk. In addition, the Company may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions.
     The majority of the hedge contracts mature within one year. Changes in the fair value of these contracts are recognized as a component of other comprehensive income (loss) in stockholders’ equity until the hedged item is recognized in the statement of income. If a contract or portion of a contract no longer qualifies as a hedge due to changes in forecasted quantities, the change in fair value related to this ineffective portion is immediately recognized as income or expense in the statement of income.
     The Company may enter into derivative interest rate contracts to maintain a reasonable balance between fixed- and floating-rate debt. There were no unsettled derivative financial instruments related to debt balances for the years ended December 31, 2007, 2006 or 2005, although previously settled contracts remain a component of the recorded value of debt. See Note 3. Debt, for further information.
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
Research and Development
Company funded research and development costs were $14.0 million in 2007, $9.6 million in 2006, and $8.4 million in 2005 and were expensed as incurred. Customer funded research and development costs were $0.5 million in 2007 and in 2006, and $1.7 million in 2005. Customer funded research and development costs are recognized in the consolidated statement of operations in accordance with revenue recognition policies.
Stock-based Compensation
Effective January 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“FAS 123R”), using the modified prospective method in which effect of the standard is recognized in the period of adoption and in future periods. Under FAS 123R, companies are required to account for stock-based compensation transactions, such as stock options, restricted stock, and potential payments under programs such as the Company’s Total Shareholder Return Program (“TSRP”) awards, using an approach in which the fair value of an award is estimated at the date of grant and recognized as an expense over the requisite service period. Compensation expense is adjusted for equity awards that do not vest because service or performance conditions are not satisfied. However, compensation expense already recognized is not adjusted if market conditions are not met, such as the Company’s total shareholder return performance relative to a peer group under the Company’s TSRP awards, or for stock options which expire “out-of-the-money.”
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
Net Income Per Common Share
Basic and diluted net income per share are calculated by dividing the net income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding. The calculation of diluted net loss per share, if any, excludes the potentially dilutive effect of dilutive share equivalents since the inclusion in the calculation of additional shares in the net loss per share would result in a lower per share loss and therefore be anti-dilutive.
New Accounting Pronouncements Adopted
In the 2007 first quarter, as required, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) titled “Accounting for Planned Major Maintenance Activities” (“FSP PMMA”). This FSP amends an AICPA Industry Audit guide and is applicable to all industries that accrue for planned major maintenance activities. The FSP PMMA prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities, which was the policy the Company previously used to record planned plant outage costs on an interim basis within a fiscal year, and also to record the costs of major equipment rebuilds which extend the life of capital equipment. The FSP PMMA was effective as of the beginning of the Company’s 2007 fiscal year, with retrospective application to all prior periods presented. Under the FSP PMMA, the Company reports results using the deferral method whereby major equipment rebuilds are capitalized as costs are incurred and amortized to expense over the estimated useful lives, and planned plant outage costs are fully recognized in the interim period of the outage. The adoption of the FSP PMMA on January 1, 2007, resulted in an increase to previously reported retained earnings of $10.3 million, net of related taxes. As required by the FSP PMMA, the financial statements have been restated to reflect this FSP as if this standard had been applied to the earliest period presented. As a result, net income for 2006 and 2005 increased $2.2 million and $2.6 million, respectively, or approximately $0.02 per share for each year. Retained earnings at December 31, 2004 increased by $5.5 million.
     In the 2007 first quarter, the Company also adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes recognition and measurement standards for a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two step process. The first step is the determination of whether a tax position should be recognized in the financial statements. Under FIN 48, the benefit of a tax position taken or expected to be taken in a tax return is to be recognized only if we determine that it is more-likely-than-not that the tax position will be sustained upon examination by the tax authorities based upon the technical merits of the position. In step two, for those tax positions which should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 was effective for the beginning of ATI’s 2007 fiscal year, with adoption treated as a cumulative-effect type reduction to retained earnings of $5.6 million as of the beginning of 2007.
     In September 2006, the FASB issued an amendment to its standards for defined benefit pension and other postretirement benefit plans accounting. The new standard, Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”), requires that the net funded position of the plans, as measured by the difference between plan assets and the projected benefit obligation in the case of pension plans, and by the accumulated postretirement benefit obligation in the case of other postretirement benefit plans, be recognized as an asset or liability in the employer’s balance sheet. This change was effective for year-end 2006, and is more fully discussed in Note 8. Pension Plans and Other Postretirement Benefits. As required under the accounting rules which existed prior to adoption of the new standard, the Company recognized an increase to stockholders’ equity of $389.8 million at year-end 2006 primarily as a result of the improved funded position of the U.S. defined benefit pension plan. The adoption of FAS 158 resulted in a reduction to stockholders’ equity of $342.6 million, which was recognized as a component of accumulated other comprehensive income. The net effect of both of these adjustments was an increase in stockholders’ equity of $47.2 million. In addition, the new standard will require assets and benefits to be measured at the date of the employer’s statement of financial position, which in our case is December 31 of each year, rather than our measurement date of November 30, as currently permitted. This change will be effective for the Company’s year ending December 31, 2008.
     In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), an interpretation of FAS 143. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated, even if conditional on a future event. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005, and ATI adopted the standard in the 2005 fourth quarter, as required. The adoption of FIN 47 resulted in recognizing a charge of $2.0 million, net of income taxes of $1.3 million, and is reported as a cumulative effect of a change in accounting principle. See Note 14. Asset Retirement Obligations, for additional information.
Pending Accounting Pronouncements
     In September 2006, the FASB issued FAS 157, “Fair Value Measurements.” This Standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. The Standard covers financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. FAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, and for fiscal years beginning after November 15, 2008 for other nonfinancial assets and liabilities. The Company does not expect that the adoption of FAS 157 will have a material impact on its financial statements.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“FAS 159”), “The Fair Value Option for Financial Assets and Liabilities.” FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting FAS 159 but does not expect the adoption to have a material impact on its financial statements.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“FAS 160”), “Noncontrolling Interests in Consolidated Financial Statements.” FAS 160 changes the classification of noncontrolling (minority) interests on the balance sheet and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under the new standard, noncontrolling interests are considered equity and are to be reported as an element of stockholders’ equity rather than within the mezzanine or liability sections of the balance sheet. In addition, the current practice of reporting minority interest expense or benefit also will change. Under the new standard, net income will encompass the total income before minority interest expense. The income statement will include separate disclosure of the attribution of income between the controlling and noncontrolling interests. Increases and decreases in the noncontrolling ownership interest amount are to accounted for as equity transactions. FAS 160 is effective for fiscal years beginning after December 15, 2008 and earlier application is prohibited. Upon adoption, the balance sheet and the income statement will be recast retrospectively for the presentation of noncontrolling interests. The other accounting provisions of the statement are required to be adopted prospectively. We are currently evaluating the impact of adopting FAS 160, including the reporting of the minority interest in our STAL joint venture, will have on our financial statements. As of December 31, 2007, other long-term liabilities included $55.7 million for minority interest in our STAL joint venture.
Note 2. Inventories —
Inventory at December 31, 2007 and 2006 was as follows:

(In millions)	2007	2006

Raw materials and supplies	$179.6	$190.7
Work-in-process	962.1	931.7
Finished goods	153.1	148.0

Total inventories at current cost	1,294.8	1,270.4
Less allowances to reduce current cost values to LIFO basis	(374.6)	(466.7)
Progress payments	(4.1)	(5.0)

Total inventories	$916.1	$798.7

     Inventories, before progress payments, determined on the last-in, first-out (“LIFO”) method were $651.5 million at December 31, 2007, and $536.7 million at December 31, 2006. The remainder of the inventory was determined using the first-in, first-out (“FIFO”) and average cost methods, and these inventory values do not differ materially from current cost. The effect of using the LIFO methodology to value inventory, rather than FIFO, decreased cost of sales in 2007 by $92.1 million, and increased cost of sales in 2006 and 2005 by $197.0 million and $45.8 million, respectively.
     During 2007, 2006, and 2005, inventory usage resulted in liquidations of LIFO inventory quantities. These inventories were carried at the lower costs prevailing in prior years as compared with the cost of current manufacturing cost and purchases. The effect of these LIFO liquidations was to decrease cost of sales by $35.2 million in 2007, $2.5 million in 2006 and $2.8 million in 2005.
Note 3. Debt —
Debt at December 31, 2007 and 2006 was as follows:

(In millions)	2007	2006

Allegheny Technologies $300 million 8.375% Notes due 2011, net (a)	$305.4	$306.5
Allegheny Ludlum 6.95% debentures due 2025	150.0	150.0
Domestic Bank Group $400 million unsecured credit agreement	—	—
Promissory note for J&L asset acquisition	41.0	54.0
Foreign credit agreements	17.7	24.2
Industrial revenue bonds, due through 2020	9.9	10.9
Capitalized leases and other	4.2	8.0

Total short-term and long-term debt	528.2	553.6
Short-term debt and current portion of long-term debt	(20.9)	(23.7)

Total long-term debt	$507.3	$529.9

(a)
Includes fair value adjustments for interest rate swap contracts of $8.7 million and $10.5 million for deferred gains on settled interest rate swap contracts at December 31, 2007 and 2006, respectively.

     Interest expense was $30.8 million in 2007, $38.3 million in 2006, and $47.0 million in 2005. Interest expense was reduced by $9.8 million, $4.5 million, and $0.2 million in 2007, 2006, and 2005, respectively, from interest capitalization on capital projects. Interest and commitment fees paid were $42.9 million in 2007, $47.6 million in 2006, and $44.8 million in 2005. Interest payments in 2006 included $4.9 million related to litigation settlements. Net interest expense includes interest income of $26.0 million in 2007, $15.0 million in 2006, and $8.4 million in 2005.
     Scheduled maturities of borrowings during the next five years are $20.9 million in 2008, $11.4 million in 2009, $23.1 million in 2010, $311.4 million in 2011 and $1.1 million in 2012. The promissory note for the J&L asset acquisition bears interest at a floating rate capped at 6%, payable in installments with a final maturity of July 1, 2011, and is secured by the property, plant and equipment acquired.
     In December 2001, the Company issued $300 million of 8.375% Notes due December 15, 2011, which are registered under the Securities Act of 1933. Interest on the Notes is payable semi-annually, on June 15 and December 15, and is subject to adjustment under certain circumstances. These Notes contain default provisions with respect to default for the following, among other conditions:

nonpayment of interest on the Notes for 30 days, default in payment of principal when due, or failure to cure the breach of a covenant as provided in the Notes. Any violation of the default provision could result in the requirement to immediately repay the borrowings. These Notes are presented on the balance sheet net of unamortized issuance costs of $3.3 million, which are being amortized over the term of the Notes.
     The Company has deferred gains on settled interest rate swap contracts that are recognized as reductions to interest expense over the remaining life of the Notes, which is approximately four years. At December 31, 2007, the deferred settlement gain was $8.7 million, and recognition of a portion of the deferred settlement gain decreased interest expense by $1.8 million, $1.7 million, and $1.5 million for the years ended December 31, 2007, 2006, and 2005, respectively, compared to the fixed interest expense of the Notes.
     Effective July 31, 2007, the Company replaced its then-existing $325 million senior secured domestic revolving credit facility with a new five-year $400 million senior unsecured domestic revolving credit facility. The unsecured facility includes a $200 million sublimit for the issuance of letters of credit. Under the terms of the unsecured facility, the Company may increase the size of the credit facility by up to $100 million without seeking the further approval of the lending group. The unsecured facility requires the Company to maintain a leverage ratio (consolidated total indebtedness divided by consolidated earnings before interest, taxes and depreciation and amortization) of not greater than 3.25, and maintain an interest coverage ratio (consolidated earnings before interest and taxes divided by interest expense) of not less than 2.0.
     Borrowings or letter of credit issuance under the unsecured facility bear interest at the Company’s option at either: (1) the one-, two-, three- or six-month LIBOR rate plus a margin ranging from 0.625% to 1.25% depending upon the value of the leverage ratio as defined by the unsecured facility agreement; or (2) a base rate announced from time-to-time by the lending group (i.e., the Prime lending rate). In addition, the unsecured facility contains a facility fee of 0.15% to 0.30% depending upon the value of the leverage ratio, and a letter of credit issuance fee of 0.125%. The Company’s overall borrowing costs under the unsecured facility are not affected by changes in the Company’s credit ratings.
     As of December 31, 2007, there had been no borrowings made under the unsecured credit facility, although a portion was used to support approximately $43 million in letters of credit.
     In August 2007, STAL, the Company’s Chinese joint venture company in which ATI has a 60% interest, entered into a five-year revolving credit facility with a group of banks. Under the credit facility, STAL may borrow up to 741 million renminbi (approximately $99 million based on December 2007 exchange rates) at an interest rate equal to 90% of the applicable lending rate published by the People’s Bank of China. The credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners, and is intended to be utilized in the future for the expansion of STAL’s operations, which are located in Shanghai, China. The credit facility requires STAL to maintain a minimum level of shareholders’ equity, and certain financial ratios. As of December 31, 2007, there had been no borrowings made under the STAL credit facility.
     STAL had approximately $21 million in letters of credit outstanding as of December 31, 2007. These letters of credit are supported solely by STAL’s financial capability without any guarantees from the joint venture partners.
     The Company’s subsidiaries also maintain other credit agreements with various foreign banks, which provide for borrowings of up to approximately $77 million, including capacity for $17 million of short-term financing of trade accounts payable at the STAL joint venture in China. At December 31, 2007, the Company had approximately $59 million of available borrowing capacity under these foreign credit agreements. These agreements provide for annual facility fees of up to 0.20%. The weighted average interest rate of foreign credit agreements in 2007 was 4.6%.
     The Company has no off-balance sheet financing relationships with variable interest entities, structured finance entities, or any other unconsolidated entities. At December 31, 2007, the Company had not guaranteed any third-party indebtedness.

Note 4. Supplemental Financial Statement Information —
Cash and cash equivalents at December 31, 2007 and 2006 were as follows:

(In millions)	2007	2006

Cash	$219.0	$163.5
Other short-term investments, at cost which approximates market	404.3	338.8

Total cash and cash equivalents	$623.3	$502.3

     The estimated fair value of financial instruments at December 31, 2007 and 2006 was as follows:

(In millions)	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$623.3	$623.3	$502.3	$502.3
Debt:
Allegheny Technologies $300 million 8.375% Notes due 2011, net (a)	305.4	335.5	306.5	332.5
Allegheny Ludlum 6.95% debentures due 2025	150.0	157.5	150.0	151.7
Promissory note for J&L asset acquisition	41.0	41.0	54.0	54.0
Foreign credit agreements	17.7	17.7	24.2	24.2
Industrial revenue bonds, due through 2020	9.9	9.9	10.9	10.9
Capitalized leases and other	4.2	4.2	8.0	8.0

(a)	Includes fair value adjustments for settled interest rate swap contracts of $8.7 million at December 31, 2007, and $10.5 million at December 31, 2006.
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
     Accounts receivable are presented net of a reserve for doubtful accounts of $6.3 million at December 31, 2007, and $5.7 million at December 31, 2006. During 2007, the Company recognized expense of $1.0 million to increase the reserve for doubtful accounts and wrote off $0.4 million of uncollectible accounts, which decreased the reserve. During 2006, the Company wrote off $1.7 million of uncollectible accounts, which decreased the reserve, and also reduced expense by $0.7 million due to decreasing the reserve for doubtful accounts. During 2005, the Company recognized expense of $1.7 million to increase the reserve for doubtful accounts and wrote off $2.0 million of uncollectible accounts, which reduced the reserve.
     Accrued liabilities included salaries and wages of $97.5 million and $83.1 million at December 31, 2007 and 2006, respectively.
     Property, plant and equipment at December 31, 2007 and 2006 were as follows:

(In millions)	2007	2006

Land	$25.5	$23.9
Buildings	261.6	242.1
Equipment and leasehold improvements	2,102.3	1,690.3

	2,389.4	1,956.3
Accumulated depreciation and amortization	(1,149.9)	(1,084.6)

Total property, plant and equipment	$1,239.5	$871.7

     Depreciation and amortization for the years ended December 31, 2007, 2006, and 2005 was as follows:

(In millions)	2007	2006	2005

Depreciation of property, plant and equipment	$87.2	$74.8	$71.2
Software and other amortization	15.7	11.4	7.3

Total depreciation and amortization	$102.9	$86.2	$78.5

     Other income (expense) for the years ended December 31, 2007, 2006, and 2005 was as follows:

(In millions)	2007	2006	2005

Minority interest	$(6.8)	$(8.1)	$(5.5)
Rent, royalty income and other income	2.2	1.1	1.1
Net gains (losses) on property and investments	4.0	2.0	(0.4)

Total other income (expense)	$(0.6)	$(5.0)	$(4.8)

Note 5. Accumulated Other Comprehensive Income (Loss) —
The components of accumulated other comprehensive income (loss), net of tax, at December 31, 2007, 2006, and 2005 were as follows:

					Total
	Foreign	Net Unrealized	Pension Plans		Accumulated
	Currency	Gains (Losses)	and Other	Net Unrealized	Other
	Translation	On Derivative	Postretirement	Gains (Losses)	Comprehensive
(In millions)	Adjustments	Instruments	Benefits	On Investments	Income (Loss)

Balance, December 31, 2004	$28.6	$(2.6)	$(357.3)	$—	$(331.3)
Amounts arising during the year	(22.7)	20.5	(36.0)	0.1	(38.1)

Balance, December 31, 2005	5.9	17.9	(393.3)	0.1	(369.4)
Amounts arising during the year	24.3	(13.6)	389.8	0.7	401.2
Adoption of FAS No. 158	—	—	(342.6)	—	(342.6)

Balance, December 31, 2006	30.2	4.3	(346.1)	0.8	(310.8)
Amounts arising during the year	21.4	(16.9)	71.4	(0.8)	75.1

Balance, December 31, 2007	$51.6	$(12.6)	$(274.7)	$—	$(235.7)

     Other comprehensive income (loss) amounts are net of income tax expense (benefit). Amounts in 2005 exclude effects of the deferred tax valuation allowance reversal. Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.
Note 6. Stockholders’ Equity —
Preferred Stock
Authorized preferred stock may be issued in one or more series, with designations, powers and preferences as shall be designated by the Board of Directors. At December 31, 2007, there were no shares of preferred stock issued.
Common Stock
On November 1, 2007, the Company’s Board of Directors approved a share repurchase program of $500 million. As of December 31, 2007, 674,800 shares had been purchased in open market transactions under this program at a cost of $61.2 million. Per share amounts for 2007 reflect the effect of the shares repurchased on a weighted average basis for the periods presented.
Share-based Compensation
The Company sponsors three principal share-based incentive compensation programs. During 2007, the Company adopted the Allegheny Technologies Incorporated 2007 Incentive Plan (the “Incentive Plan”). Awards earned under share-based incentive compensation programs are generally paid with shares held in treasury, if sufficient treasury shares are held, and any additional required share payments are made with newly issued shares. At December 31, 2007, approximately 2.5 million shares of common stock were available for future awards under the Incentive Plan. The general terms of each arrangement granted under the Incentive Plan, and predecessor plans, the method of estimating fair value for each arrangement, and award activity is reported below.
     Stock option awards: The Company has not granted any stock options, other than grants to non-employee directors, since 2003. During 2006, the Company granted options to purchase 9,000 shares of Common Stock to non-employee directors, which vested in one year. In December 2006, the Company’s Board of Directors determined that no new director options would be granted.

     As of December 31, 2007, there were no unvested stock option awards. Options granted to employees vested in one-third increments over three years, based on term of service. Options have been granted at not less than market prices on the dates of grant. Options granted under the Incentive Plan have a maximum term of 10 years. Compensation expense under FAS 123R is recognized on a straight-line basis over the vesting period for the entire grant. Compensation expense related to stock option awards was $0.3 million in 2006 and $2.6 million in 2005. The fair values of prior years’ option grants were estimated on the dates of grant using the Black-Scholes-Merton option-pricing model, with the following weighted average assumptions:

	2006	2005

Expected dividend yield	0.6%	1.0%
Expected volatility	60%	59%
Risk-free interest rate	5.1%	4.3%
Expected lives (in years)	3.0	8.0
Weighted average fair value of options granted during year	$30.96	$14.58

     Stock option transactions under the Company’s plans for the years ended December 31, 2007, 2006, and 2005 are summarized as follows:

(Shares in thousands)	2007		2006		2005
		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding, beginning of year	1,324	$11.65	3,660	$13.79	6,126	$13.10
Granted	—	—	9	72.46	9	24.38
Exercised	(378)	10.59	(2,323)	15.21	(2,266)	11.49
Cancelled	(49)	23.90	(22)	16.42	(209)	19.79

Outstanding at end of year	897	$11.43	1,324	$11.65	3,660	$13.79

Exercisable at end of year	897	$11.43	1,315	$11.73	3,024	$16.69

     Options outstanding at December 31, 2007 were as follows:

(Shares in thousands, life in years)	Options Outstanding and Exercisable
			Weighted
		Weighted Average	Average
	Number of	Remaining	Exercise
Range of Exercise Prices	Shares	Contractual Life	Price

$3.63-$7.00	345	5.1	$4.19
7.01-10.00	231	4.8	7.25
10.01-15.00	54	4.4	12.66
15.01-20.00	141	3.5	17.50
20.01-30.00	74	2.4	21.81
30.01-40.00	22	1.0	35.95
40.01-50.00	23	0.2	45.40
50.01-72.46	7	8.3	72.46

	897	4.3	$11.43

     Nonvested stock awards: Awards of nonvested stock are granted with either performance and/or service conditions. In certain grants, nonvested shares participate in cash dividends during the restriction period. In other grants, dividends are paid in the form of additional shares of nonvested stock, subject to the same vesting conditions and dividend treatment as the underlying shares. The fair value of nonvested stock awards is measured based on the stock price at the grant date, adjusted for non-participating dividends, as applicable, based on the current dividend rate. For nonvested stock awards in 2007, 2006, and 2005, one-half of the nonvested stock (“performance shares”) vests only on the attainment of an income target, measured over a cumulative three-year period. The remaining nonvested stock vests over a service period of five years, with accelerated vesting to three years if the performance shares’ vesting criterion is attained. Expense for each of these awards is recognized based on estimates of attaining the performance criterion. As of December 31, 2007, the income statement metrics for the 2007 and 2006 awards were expected to be attained for the performance shares, and expense for both portions of the awards was recognized on a straight line basis based on a three-year vesting assumption. The performance metric for the 2005 award, comprising 152,070 shares, including dividend shares, was met as of December 31, 2007.

     Compensation expense related to all nonvested stock awards was $7.6 million in 2007, $4.2 million in 2006 and $2.6 million in 2005. Approximately $9.8 million of unrecognized fair value compensation expense relating to nonvested stock awards is expected to be recognized through 2009 based on estimates of attaining performance vesting criteria.

(Shares in thousands, $ in millions)	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Nonvested, beginning of year	258	$8.4	664	$8.1	532	$4.9
Granted	128	13.5	100	5.1	156	3.5
Vested	(162)	(3.7)	(503)	(4.7)	(6)	(0.1)
Forfeited	(1)	—	(3)	(0.1)	(18)	(0.2)

Nonvested, end of year	223	$18.2	258	$8.4	664	$8.1

     Total shareholder return incentive compensation program (“TSRP”) awards: Awards under the TSRP are granted at a target number of shares, and vest based on the measured return of the Company’s stock price and dividend performance at the end of three-year periods compared to the stock price and dividend performance of a group of industry peers. In 2007, the Company initiated a 2007-2009 TSRP, with 107,347 shares as the target award level. The actual number of shares awarded may range from a minimum of zero to a maximum of three times target. Fair values for the TSRP awards were estimated using Monte Carlo simulations of stock price correlation, projected dividend yields and other variables over three-year time horizons matching the TSRP performance periods. Compensation expense was $10.2 million in 2007, $5.7 million in 2006 and $4.2 million in 2005 for the fair value of TSRP awards.
     The estimated fair value of each TSRP award, including the projected shares to be awarded, and future compensation expense to be recognized for TSRP awards, including estimated forfeitures, was as follows:

(Shares in thousands, $ in millions)
		December 31, 2007
TSRP Award		Unrecognized
Performance	TSRP Award	Compensation	Minimum	Target	Maximum
Period	Fair Value	Expense	Shares	Shares	Shares

2005 – 2007	$4.7	$—	0	157	472
2006 – 2008	$7.8	2.6	0	97	292
2007 – 2009	$18.1	12.1	0	98	293

Total		$14.7	0	352	1,057

     An award was earned for the 2005-2007 TSRP performance period based on the Company’s stock price performance for the three-year period ended December 31, 2007, which resulted in the issuance of 472,478 shares of stock to participants in the 2008 first quarter.
Undistributed Earnings of Investees
Stockholders’ equity includes undistributed earnings of investees accounted for under the equity method of accounting of approximately $35 million at December 31, 2007.
Stockholders’ Rights Plan
Under the Company’s stockholder rights plan, each share of Allegheny Technologies common stock is accompanied by one right to purchase two one-hundredths of a share of preferred stock for $100. Each two one-hundredths of a share of preferred stock would be entitled to dividends and to vote on an equivalent basis with one share of common stock. The rights are neither exercisable nor separately transferable from shares of common stock unless a party acquires or effects a tender offer for more than 15% of Allegheny Technologies common stock. If a party acquired more than 15% of the Allegheny Technologies common stock or acquired the Company in a business combination, each right (other than those held by the acquiring party) would entitle the holder to purchase common stock or preferred stock at a substantial discount. The rights are scheduled to expire on March 12, 2008, and the Company’s Board of Directors can amend certain provisions of the plan or redeem the rights at any time prior to their becoming exercisable.

Note 7. Income Taxes —
     Income tax provision (benefit) was as follows:

(In millions)	2007	2006	2005

Current:
Federal	$292.0	$250.5	$32.4
State	46.7	26.3	1.7
Foreign	5.3	11.1	4.6

Total	344.0	287.9	38.7

Deferred:
Federal	67.2	7.1	(99.2)
State	(16.4)	0.1	8.7
Foreign	5.4	3.4	(1.5)

Total	56.2	10.6	(92.0)

Income tax provision (benefit)	$400.2	$298.5	$(53.3)

     Results of operations for 2007 benefited from a $23.1 million reduction of a deferred tax valuation allowance with respect to certain state tax credits and operating losses expected to be realized in future periods. Results of operations for 2005 included an income tax benefit of $53.3 million principally caused by the reversal of the remaining valuation allowance for the Company’s U.S. Federal net deferred tax assets, partially offset by accruals for U.S. Federal, foreign and state income taxes. From the 2003 fourth quarter through the third quarter of 2005, the Company maintained a valuation allowance for a major portion of its U.S. Federal deferred tax assets in accordance with FAS No. 109, “Accounting for Income Taxes,” due to uncertainty regarding full utilization of its net deferred tax asset, including the 2003 and 2004 unutilized U.S. Federal net operating losses of approximately $140 million. In the 2003 fourth quarter, the Company recorded a $138.5 million valuation allowance for the majority of its net deferred tax asset, based upon the results of its quarterly evaluation concerning the estimated probability that the net deferred tax asset would be realizable in light of the Company’s history of annual reported losses in the years 2001 through 2003. In 2005, the Company generated taxable income which exceeded the 2003 and 2004 net operating losses, allowing full realization of these tax benefits. This realization of tax benefits, together with the Company’s improved profitability, allowed the Company to reverse the remaining valuation allowance for U.S. Federal deferred taxes in the 2005 fourth quarter.
     The following is a reconciliation of income taxes computed at the statutory U.S. Federal income tax rate to the actual effective income tax provision (benefit):

	Income Tax Provision (Benefit)
(In millions)	2007	2006	2005

Taxes computed at federal tax rate	$401.6	$305.4	$108.9
State and local income taxes, net of federal tax benefit	31.3	30.3	2.1
Valuation allowance	(23.1)	(4.7)	(97.1)
Manufacturing deduction	(16.5)	(5.9)	(0.7)
Foreign earnings taxed at different rate	(2.2)	(5.7)	(4.1)
Medicare Part D subsidy	(1.1)	(3.3)	(3.5)
Adjustment to prior years’ taxes	(0.5)	(8.7)	(9.5)
Net operating loss carryforward	—	—	(48.6)
Other	10.7	(8.9)	(0.8)

Income tax provision (benefit)	$400.2	$298.5	$(53.3)

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
     Income before income taxes for the Company’s U.S. and non-U.S. operations was as follows:

(In millions)	2007	2006	2005

U.S.	$1,109.1	$814.8	$276.4
Non-U.S.	38.2	57.8	31.4

Income before income taxes	$1,147.3	$872.6	$307.8

     U.S. income before income taxes includes the pretax expense for the cumulative effect of change in accounting principle of $3.3 million in 2005.
     Income taxes paid and amounts received as refunds were as follows:

(In millions)	2007	2006	2005

Income taxes paid	$306.3	$206.9	$11.7
Income tax refunds received	(19.1)	(5.5)	(12.1)

Income taxes paid (received), net	$287.2	$201.4	$(0.4)

     Deferred income taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes, and differences between the fair value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income taxes represent future tax benefits or costs to be recognized when those temporary differences reverse. The categories of assets and liabilities that have resulted in differences in the timing of the recognition of income and expense at December 31, 2007 and 2006 were as follows:

(In millions)	2007	2006

Deferred income tax assets:
Postretirement benefits other than pensions	$176.1	$180.2
Deferred compensation and other benefit plans	34.3	35.4
State net operating loss tax carryforwards	23.0	26.3
Pension	—	10.0
Other items	90.8	86.2

Gross deferred income tax assets	324.2	338.1
Valuation allowance for deferred tax assets	(8.6)	(36.4)

Total deferred income tax assets	315.6	301.7

Deferred income tax liabilities:
Bases of property, plant and equipment	134.0	133.3
Pension	75.6	—
Inventory valuation	31.3	10.9
Other items	13.8	11.9

Total deferred income tax liabilities	254.7	156.1

Net deferred income tax asset	$60.9	$145.6

     The Company had $8.6 million and $36.4 million in deferred tax asset valuation allowances at December 31, 2007 and 2006, respectively, related to state deferred tax assets. The valuation allowance at December 31, 2007 includes $5.7 million for state net operating loss tax carryforwards and $2.9 million for state temporary differences since the Company has concluded, based on current state tax laws, that it is more likely than not that these tax benefits would not be realized. For these state net operating loss tax carryforwards, expiration will generally occur in 20 years and utilization of the tax benefit is limited to $3 million per year or 12.5% of apportioned income, which ever is greater.
     In the 2007 first quarter, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes recognition and measurement standards for a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two step process. The first step is the determination of whether a tax position should be recognized in the financial statements. Under FIN 48, the benefit of a tax position taken or expected to be taken in a tax return is to be recognized only if the Company determines that it is more-likely-than-not that the tax position will be sustained upon examination by the tax authorities based upon the technical merits of the position. In step two, for those tax positions which should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 was effective for the beginning of ATI’s 2007 fiscal year, with adoption treated as a cumulative effect type reduction to retained earnings. As a result of implementing FIN 48, the Company recognized a $19.4 million increase in the long-term liability for unrecognized tax benefits, and a $13.8 million increase in deferred tax assets for tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Interest and penalties recognized at the FIN 48 adoption date were $3.5 million. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The net result of these recognized assets and liabilities was a reduction to beginning retained earnings of $5.6 million. Including liabilities recognized in the FIN 48 adoption, the Company’s total liabilities for unrecognized tax benefits at January 1, 2007 were $26.3 million.
     Changes in the liability for unrecognized tax benefits following FIN 48 adoption for the year ended December 31, 2007 were as follows:

(In millions)	2007

Beginning of year balance	$26.3
Increases in prior period tax positions	3.9
Decreases in prior period tax positions	(1.8)
Increases in current period tax positions	8.3
Settlements	(0.5)
Interest and penalties	1.9

End of year balance	$38.1

     For the year ended December 31, 2007, the Company’s income tax provision included $11.8 million of expense related to uncertain tax positions, including $1.9 million related to interest and penalties, which increased the long-term liability to $38.1 million which included $5.4 million of potential interest and penalties.
     Including tax positions for which the Company determined that the tax position would not meet the more-likely-than-not recognition threshold upon examination by the tax authorities based upon the technical merits of the position, the total estimated unrecognized tax benefit that, if recognized, would affect our effective tax rate was approximately $20 million. At this time, the Company believes that it is reasonably possible that approximately $2 million of the estimated unrecognized tax benefits as of December 31, 2007 will be recognized within the next twelve months based on the expiration of statutory review periods.
     The Company, and/or one of its subsidiaries, files income tax returns in the U.S. Federal jurisdiction and in various state and foreign jurisdictions. A summary of tax years that remain subject to examination, by major tax jurisdiction, is as follows:

Earliest Year Open To
Jurisdiction	Examination

U.S. Federal	2003
States:
Pennsylvania	2003
North Carolina	2004
Texas	2003
Foreign:
Germany	2006
United Kingdom	2005

Note 8. Pension Plans and Other Postretirement Benefits —
The Company has defined benefit and defined contribution pension plans covering substantially all employees. Benefits under the defined benefit pension plans are generally based on years of service and/or final average pay. The Company funds the U.S. pension plans in accordance with the requirements of the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code.
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
     Components of pension expense for the Company’s defined benefit plans and components of other postretirement benefit expense (income) included the following:

	Expense (Income)
	Pension Benefits			Other Postretirement Benefits
(In millions)	2007	2006	2005	2007	2006	2005

Service cost — benefits earned during the year	$27.5	$28.4	$27.9	$3.0	$2.8	$3.1
Interest cost on benefits earned in prior years	127.5	128.5	125.1	31.0	32.1	31.6
Expected return on plan assets	(186.7)	(162.7)	(153.7)	(7.3)	(6.6)	(8.2)
Amortization of prior service cost (credit)	17.6	19.3	21.7	(22.6)	(26.4)	(26.4)
Amortization of net actuarial loss	31.2	50.4	42.1	9.1	16.1	14.4

Total retirement benefit (income) expense	$17.1	$63.9	$63.1	$13.2	$18.0	$14.5

     Actuarial assumptions used to develop the components of pension and other postretirement benefit (income) expense were as follows:

	Pension Benefits			Other Postretirement Benefits
(In millions)	2007	2006	2005	2007	2006	2005

Discount rate	5.8%	5.9%	6.1%	5.8%	5.9%	6.1%
Rate of increase in future compensation levels	3%–4.5%	3%–4.5%	3%–4.5%	—	—	—
Expected long-term rate of return on assets	8.75%	8.75%	8.75%	9.0%	9.0%	9.0%

     Actuarial assumptions used for the valuation of pension and postretirement obligations at the end of the respective periods were as follows:

	Pension Benefits			Other Postretirement Benefits
(In millions)	2007		2006	2007	2006

Discount rate	6.25%		5.8%	6.25%	5.8%
Rate of increase in future compensation levels	3%–4.5%	%	3%–4.5%	—	—

     For 2008, the expected long-term rate of returns on pension and other postretirement benefits assets will be 8.75% and 9.0%, respectively, and the discount rate used to develop pension and postretirement benefit expense will be 6.25%. In developing the expected long-term rate of return assumptions, the Company evaluated input from its third party pension plan asset managers and actuaries, including reviews of their asset class return expectations and long-term inflation assumptions.

     A reconciliation of the funded status for the Company’s pension and postretirement benefit plans at December 31, 2007 and 2006 was as follows:

	Pension Benefits			Other Postretirement Benefits
(In millions)	2007	2006		2007	2006

Change in benefit obligation:
Benefit obligation at beginning of year	$2,261.9	$2,234.7		$540.2	$559.8
Service cost	27.5	28.4		3.0	2.8
Interest cost	127.5	128.5		31.0	32.1
Benefits paid	(176.5)	(177.8)		(54.3)	(52.4)
Subsidy paid	—	—		4.0	—
Participant contributions	1.1	1.0		—	—
Effect of currency rates	3.0	5.1		—	—
Benefit changes	7.5	—		45.7	—
Net actuarial (gains) losses — discount rate change	(103.1)	22.4		(18.0)	3.0
— other	35.6	19.6		(8.9)	(5.1)

Benefit obligation at end of year	$2,184.5	$2,261.9		$542.7	$540.2

Change in plan assets:
Fair value of plan assets at beginning of year	$2,225.4	$1,956.2		$92.6	$85.7
Actual returns on plan assets and plan expenses	229.3	334.8		14.1	35.0
Employer contributions	102.0	101.8		—	—
Participant contributions	1.1	1.0		—	—
Effect of currency rates	2.8	5.5		—	—
Benefits paid	(172.6)	(173.9)		(30.8)	(28.1)

Fair value of plan assets at end of year	$2,388.0	$2,225.4		$75.9	$92.6

Amounts recognized in the balance sheet under FAS 158:
Prepaid pension cost	$230.3	$—		$—	$—
Other assets – prepaid pension cost	9.1	3.2		—	—
Current liabilities	(4.1)	(3.9)		(29.0)	(19.0)
Noncurrent liabilities	(31.8)	(35.8	) (a)	(437.8)	(428.6)

Net amount recognized under FAS 158	$203.5	$(36.5)		$(466.8)	$(447.6)

(a)
2006 includes a $5.6 million noncurrent liability for the U.S. qualified defined benefit plan, representing the difference between the projected benefit obligation of the plan and the fair value of plan assets at the plan measurement date, and a $30.2 million noncurrent liability related to U.S. nonqualified defined benefit plans, which are not funded.

     As discussed in Note 1. Summary of Significant Accounting Policies, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”), as of fiscal year-end 2006. FAS 158 requires that the net funded position of the plans, as measured by the projected benefit obligation (“PBO”) in the case of pension plans, and by the accumulated postretirement benefit obligation (“APBO”) in the case of other postretirement benefit plans, be recognized as an asset or liability in the employer’s balance sheet. In addition, the new standard will require assets and benefits to be measured at the date of the Company’s statement of financial position, which is December 31, rather than the Company’s measurement date of November 30, as currently permitted. This change will be effective for the Company’s year ending December 31, 2008.
     Prior to the adoption of FAS 158, the funded status of pension plans was measured by the difference between plan assets and the accumulated benefit obligation (“ABO”). At the November 30, 2006 measurement date, the Company’s U.S. qualified defined benefit pension plan was overfunded on an ABO basis, and the Company reversed the previously-recorded minimum pension liability and accumulated other comprehensive income (loss) associated with this plan when it had been in an ABO underfunded position, recorded a prepaid pension cost asset of $569.9 million, and increased stockholders’ equity by $389.8 million, net of related deferred tax effects. However, on a PBO basis, which is the funded status measure required by FAS 158, the Company’s U.S. qualified defined benefit pension plan was underfunded by $5.6 million at the 2006 measurement date. For the Company’s U.S. qualified defined benefit pension plan, the adoption of FAS 158 in 2006 eliminated the $569.9 million prepaid pension cost, established a $5.6 million noncurrent liability, and reduced stockholders’ equity by $345.3 million, net of related deferred tax effects. The Company sponsors other non-qualified defined benefit pension plans in the U.S., a defined benefit pension plan in the U.K., and also sponsors several postretirement benefit plans. Including these other pension and postretirement benefit plans, the aggregate effect of adopting FAS 158 in 2006 reduced stockholders’ equity by $342.6 million, net of related deferred tax effects, as a component of accumulated other comprehensive income (loss). The net effect of these adjustments was an increase in stockholders’ equity of $47.2 million at December 31, 2006. These charges and adjustments did not affect the Company’s results of operations and do not have a cash impact.
     In the first quarter 2007, the Company entered into new labor agreements with the United Steelworkers’ represented employees at ATI Allegheny Ludlum and at ATI Allvac’s Albany, OR (Oremet) operations. The new agreements expire on June 30, 2011. The ATI Allegheny Ludlum agreement provides for profit sharing above specified minimum pre-tax annual profit for the Company’s Flat-Rolled Products business segment, with any profit sharing payments to be contributed to a new, independently administered VEBA (Voluntary Employee Benefit Association) trust. The Company expects to contribute $10 million to this VEBA in 2008. Benefits changes as a result of the new labor agreements increased the pension and other postretirement obligations by $7.5 million, and $45.7 million, respectively.
     Changes to accumulated other comprehensive income (loss) related to pension and other postretirement benefit plans in 2007, net of related deferred tax effects, were as follows:

		Other
		Postretirement
(In millions)	Pension	Benefits	Total

Accumulated other comprehensive income (loss), December 31, 2006	$(350.7)	$4.6	$(346.1)
Amortization of prior service cost (credit)	11.2	(14.4)	(3.2)
Amortization of net actuarial loss	19.8	5.8	25.6
2007 FAS 158 remeasurement	56.5	(7.5)	49.0

Accumulated other comprehensive income (loss), December 31, 2007	$(263.2)	$(11.5)	$(274.7)

Net change in accumulated other comprehensive income (loss) for the year ended December 31, 2007	$87.5	$(16.1)	$71.4

     Amounts included in accumulated other comprehensive income (loss) at December 31, 2007 under FAS 158 were:

		Other
		Postretirement
(In millions)	Pension	Benefits	Total

Prior service credit (cost)	$(71.2)	$109.7	$38.5
Net actuarial loss	(362.1)	(127.7)	(489.8)

Accumulated other comprehensive income (loss)	(433.3)	(18.0)	(451.3)
Deferred tax effect	170.1	6.5	176.6

Accumulated other comprehensive income (loss), net of tax	$(263.2)	$(11.5)	$(274.7)

     Retirement benefit expense in 2008 is estimated to be $1 million, comprised of $13 million of income for pension plans and $14 million of net periodic benefit cost for other postretirement benefits. Amounts in accumulated other comprehensive income (loss) that are expected to be recognized as components of net periodic benefit cost in 2008 are:

		Other
		Postretirement
(In millions)	Pension	Benefits	Total

Amortization of prior service cost (credit)	$16.6	$(21.3)	$(4.7)
Amortization of net actuarial loss	13.0	5.1	18.1

Amortization of accumulated other comprehensive income (loss)	$29.6	$(16.2)	$13.4

     Additional information for plans with benefit obligations in excess of plan assets:

	Pension Benefits		Other Postretirement Benefits
(In millions)	2007	2006	2007	2006

Benefit obligation (PBO / APBO)	$36.0	$2,203.9	$542.7	$540.2
Fair value of plan assets	—	2,164.2	75.9	92.6

     The accumulated benefit obligation for all defined benefit pension plans was $2,147.8 and $2,223.5 million at December 31, 2007 and 2006, respectively. Additional information for plans with accumulated benefit obligations in excess of plan assets:

	Pension Benefits		Other Postretirement Benefits
(In millions)	2007	2006	2007	2006

Accumulated benefit obligation	$34.7	$33.1	$542.7	$540.2
Fair value of plan assets	—	—	75.9	92.6

     The pension plan asset allocations for the years ended 2007 and 2006, and the target allocation for 2008 are:

Asset Category	2007	2006	Target Allocation 2008

Equity securities	60%	69%	50% — 70%
Fixed income	40%	31%	30% — 50%

Total	100%	100%

     The postretirement plan obligation asset allocations for the years ended 2007 and 2006, and the target allocation for 2008 are:

Asset Category	2007	2006	Target Allocation 2008

Equity securities	75%	76%	65% — 75%
Fixed income	25%	24%	25% — 35%

Total	100%	100%

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
     The plan assets for the defined benefit pension plan at December 31, 2007 and 2006 included 1.3 million shares of Allegheny Technologies Incorporated common stock with a fair value of $112.3 million and $117.9 million, respectively. Dividends of $0.7 million and $0.6 million were received by the plan in 2007 and 2006, respectively, on the Allegheny Technologies common stock held by the plan.
     The Company is not required to make cash contributions to its U.S. defined benefit pension plan for 2008 and, based upon current regulations and actuarial studies, does not expect to be required to make cash contributions to its U.S. defined benefit pension plan for at least the next several years. However, the Company may elect, depending upon the investment performance of the pension plan assets and other factors, to make voluntary cash contributions to this pension plan in the future. For 2008, the Company expects to fund benefits of approximately $4 million for its U.S. nonqualified benefit pension plans, and fund contributions of approximately $2 million to its U.K. defined benefit plan. The Company contributes on behalf of certain of union employees to a pension plan, which is administered by the USW and funded pursuant to a collective bargaining agreement. Pension expense and contributions to this plan were $1.3 million in 2007, $1.1 million in 2006, and $0.8 million in 2005.
     In accordance with labor agreements, the Company funds certain retiree health care benefits for ATI Allegheny Ludlum using plan assets held in an existing Company-administered VEBA trust. During 2007, 2006, and 2005, the Company was able to fund $30.8 million, $28.1 million, and $24.7 million, respectively, of retiree medical costs using the assets of the Company-administered VEBA trust. The Company may continue to fund certain retiree medical benefits utilizing the plan assets held in the Company-administered VEBA trust. The value of the assets held in this VEBA was approximately $76 million as of the November 30, 2007 measurement date. For 2008, the Company expects to fund $19 million of expected benefit payments not paid by the Company-administered VEBA trust.
     Pension costs for defined contribution plans were $20.4 million in 2007, $15.8 million in 2006, and $15.0 million in 2005. Company contributions to the defined contribution plans are funded with cash.
     The following table summarizes expected benefit payments from the Company’s various pension and other postretirement benefit plans through 2017, and also includes estimated Medicare Part D subsidies projected to be received during this period based on currently available information.

	Pension	Other Postretirement	Medicare
(In millions)	Benefits	Benefits	Part D Subsidy

2008	$176.5	$68.3	$(4.0)
2009	176.9	69.0	(2.8)
2010	176.7	51.6	(2.9)
2011	176.1	57.5	(2.1)
2012	177.0	55.9	(2.1)
2013-2017	894.6	228.2	(9.5)

     The annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) for health care plans was 10.84% in 2008 and is assumed to gradually decrease to 5.0% in the year 2019 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage	One Percentage
(In millions)	Point Increase	Point Decrease

Effect on total of service and interest cost components for the year ended December 31, 2007	$0.9	$(0.8)
Effect on other postretirement benefit obligation at December 31, 2007	$14.4	$(13.5)

Note 9. Business Segments —
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
     The Flat-Rolled Products segment produces, converts and distributes stainless steel, nickel-based alloys, and titanium and titanium-based alloys in a variety of product forms, including plate, sheet, engineered strip and Precision Rolled Strip® products as well as grain-oriented electrical steel sheet and tool steels. The companies in this segment include ATI Allegheny Ludlum, the Company’s 60% interest in STAL, and ATI’s 50% interest in the industrial titanium joint venture known as Uniti LLC (“Uniti”), which is accounted for under the equity method. Sales to Uniti, which are included in ATI’s consolidated statements of income, were $117.3 million in 2007, $97.2 million in 2006, and $38.2 million in 2005. ATI’s share of Uniti’s income was $21.9 million in 2007, $16.4 million in 2006, and $12.7 million in 2005, which is included in the Flat-Rolled Products segment’s operating profit, and within cost of sales in the consolidated statements of income. The remaining 50% interest in Uniti is held by VSMPO, a Russian producer of titanium, aluminum, and specialty steel products.
     The Engineered Products segment’s principal business produces tungsten powder, tungsten heavy alloys, tungsten carbide materials and carbide cutting tools. This segment also produces carbon alloy steel impression die forgings and large grey and ductile iron castings, and performs precision metals processing services. The companies in this segment are ATI Metalworking Products, ATI Portland Forge, ATI Casting Service and ATI Rome Metals.
     Intersegment sales are generally recorded at full cost or market. Common services are allocated on the basis of estimated utilization.
     Information on the Company’s business segments was as follows:

(In millions)	2007	2006	2005

Total sales:
High Performance Metals	$2,255.9	$1,931.3	$1,335.9
Flat-Rolled Products	3,016.0	2,778.4	1,939.2
Engineered Products	460.6	451.5	408.9

Total sales	5,732.5	5,161.2	3,684.0

Intersegment sales:
High Performance Metals	188.3	124.7	89.9
Flat-Rolled Products	64.1	81.1	38.7
Engineered Products	27.6	18.8	15.5

Total intersegment sales	280.0	224.6	144.1

Sales to external customers:
High Performance Metals	2,067.6	1,806.6	1,246.0
Flat-Rolled Products	2,951.9	2,697.3	1,900.5
Engineered Products	433.0	432.7	393.4

Total sales to external customers	$5,452.5	$4,936.6	$3,539.9

     Total direct international sales were $1,465.5 million in 2007, $1,170.7 million in 2006, and $870.0 million in 2005. Of these amounts, sales by operations in the United States to customers in other countries were $1,025.9 million in 2007, $765.5 million in 2006, and $565.0 million in 2005.

(In millions)	2007	2006	2005

Operating profit:
High Performance Metals	$729.1	$657.2	$335.1
Flat-Rolled Products	505.2	348.0	154.1
Engineered Products	32.1	56.7	47.5

Total operating profit	1,266.4	1,061.9	536.7
Corporate expenses	(73.8)	(68.9)	(51.7)
Interest expense, net	(4.8)	(23.3)	(38.6)
Restructuring charges	—	—	(23.9)
Other expense, net of gains on asset sales	(10.2)	(15.2)	(33.8)
Retirement benefit expense	(30.3)	(81.9)	(77.6)

Income before income taxes and cumulative effect of change in accounting principle	$1,147.3	$872.6	$311.1

     Business segment operating profit excludes costs for restructuring charges, retirement benefit income or expense, corporate expenses, interest expenses, and costs associated with closed operations. These costs are excluded for segment reporting to provide a profit measure based on what management considers to be controllable costs at the segment level. Retirement benefit expense includes both pension expense and other postretirement benefit expenses. Restructuring charges are more fully described in Note 10.
     Other income (expense), net of gains on asset sales, includes charges incurred in connection with closed operations, pretax gains and losses on the sale of surplus real estate, non-strategic investments, and other assets, and other non-operating income or expense, which are primarily included in selling and administrative expenses, and in other income (expense) in the consolidated statement of income. These items resulted in net charges of $10.2 million in 2007, $15.2 million in 2006 and $33.8 million in 2005. For 2005, net charges included expenses of $26.8 million to resolve certain legal matters.

(In millions)	2007	2006	2005

Depreciation and amortization:
High Performance Metals	$47.5	$36.1	$28.4
Flat-Rolled Products	40.2	38.1	39.8
Engineered Products	11.1	9.2	8.8
Corporate	4.1	2.8	1.5

Total depreciation and amortization	$102.9	$86.2	$78.5

Capital expenditures:
High Performance Metals	$301.9	$130.3	$48.6
Flat-Rolled Products	116.2	67.5	25.6
Engineered Products	27.3	33.3	15.2
Corporate	2.0	7.2	1.9

Total capital expenditures	$447.4	$238.3	$91.3

Identifiable assets:
High Performance Metals	$1,692.0	$1,228.9	$889.6
Flat-Rolled Products	1,158.1	1,142.2	955.9
Engineered Products	286.8	233.9	209.4
Corporate:
Prepaid pension cost	230.3	—	—
Deferred pension asset	—	—	100.6
Deferred income taxes	60.9	145.6	173.4
Other	667.5	529.9	401.0

Total assets	$4,095.6	$3,280.5	$2,729.9

     Geographic information for external sales based on country of origin, and assets, are as follows:

		Percent		Percent		Percent
(In millions)	2007	Of Total	2006	Of Total	2005	Of Total
External Sales:
United States	$3,987.0	73%	$3,765.9	76%	$2,669.9	75%
United Kingdom	273.6	5%	218.1	4%	161.9	5%
China	237.5	4%	178.6	4%	128.0	4%
France	192.2	4%	137.8	3%	114.6	3%
Germany	189.6	3%	146.5	3%	128.8	4%
Canada	138.9	3%	133.9	3%	71.3	2%
Japan	52.3	1%	41.5	1%	33.5	1%
Other	381.4	7%	314.3	6%	231.9	6%

Total External Sales	$5,452.5	100%	$4,936.6	100%	$3,539.9	100%

		Percent		Percent		Percent
(In millions)	2007	Of Total	2006	Of Total	2005	Of Total

Total Assets:
United States	$3,478.6	85%	$2,751.6	84%	$2,338.3	86%
United Kingdom	267.4	6%	288.9	9%	222.5	8%
China	159.9	4%	109.0	3%	62.9	2%
Luxembourg (a)	57.8	1%	—	—	—	—
Germany	48.6	1%	48.4	1%	38.7	1%
Japan	32.2	1%	19.2	1%	12.1	1%
Switzerland	25.2	1%	22.1	1%	20.8	1%
Other	25.9	1%	41.3	1%	34.6	1%

Total Assets	$4,095.6	100%	$3,280.5	100%	$2,729.9	100%

(a) Comprises assets held by the Company’s European Treasury Center operation.
Note 10. Restructuring Costs and Other Charges —
Restructuring Costs
There were no restructuring costs or curtailment gains recorded for the years ended December 31, 2007 or 2006. For the year ended December 31, 2005, the Company recorded net charges of $23.9 million, due primarily to asset impairments, which are presented as restructuring costs in the consolidated statement of income. The charges were comprised of $24.3 million of asset impairment charges, and $1.5 million of related environmental costs, net of a $1.9 million reserve reversal for previously accrued lease termination costs.
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
     Reserves for restructuring charges recorded in prior years involving future payments were approximately $2 million at December 31, 2007.
Other Gains and Charges
In 2007, the Company recorded $10.2 million in other charges primarily related to closed companies, including $5.4 million for environmental costs, $2.9 million for legal matters, and $1.9 million for real estate and other costs. In 2006, the Company recorded $15.2 million in other charges, including $7.1 million for legal matters and $8.1 million for environmental and other closed company costs. In 2005, the Company recorded $33.8 million in other charges, including $26.8 million for legal matters and $7.0 million for environmental and other closed company costs.

Note 11. Financial Information for Subsidiary Guarantors —
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
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
December 31, 2007

			Non-
	Guarantor		guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$188.1	$435.2	$—	$623.3
Accounts receivable, net	0.4	258.3	393.5	—	652.2
Inventories, net	—	210.4	705.7	—	916.1
Deferred income taxes	18.8	—	—	—	18.8
Prepaid expenses and other current assets	0.1	6.0	32.2	—	38.3

Total Current Assets	19.3	662.8	1,566.6	—	2,248.7

Property, plant, and equipment, net	1.3	371.2	867.0	—	1,239.5
Prepaid pension cost	230.3	—	—	—	230.3
Cost in excess of net assets acquired	—	112.1	97.7	—	209.8
Deferred income taxes	42.1	—	—	—	42.1
Investments in subsidiaries and other assets	4,143.4	1,266.0	1,411.6	(6,695.8)	125.2

Total Assets	$4,436.4	$2,412.1	$3,942.9	$(6,695.8)	$4,095.6

Liabilities and Stockholders’ Equity

Accounts payable	$3.4	$165.4	$219.6	$—	$388.4
Accrued liabilities	1,854.0	76.7	841.5	(2,477.5)	294.7
Short-term debt and current portion of long-term debt	—	10.5	10.4	—	20.9

Total Current Liabilities	1,857.4	252.6	1,071.5	(2,477.5)	704.0

Long-term debt	305.4	382.1	19.8	(200.0)	507.3
Retirement benefits	10.4	274.6	184.6	—	469.6
Other long-term liabilities	39.7	17.5	134.0	—	191.2

Total Liabilities	2,212.9	926.8	1,409.9	(2,677.5)	1,872.1

Total Stockholders’ Equity	2,223.5	1,485.3	2,533.0	(4,018.3)	2,223.5

Total Liabilities and Stockholders’ Equity	$4,436.4	$2,412.1	$3,942.9	$(6,695.8)	$4,095.6

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations
For the year ended December 31, 2007

			Non-
	Guarantor		guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Sales	$—	$2,719.3	$2,733.2	$—	$5,452.5
Cost of sales	10.2	2,203.6	1,789.3	—	4,003.1
Selling and administrative expenses	99.8	40.9	156.0	—	296.7

Income (loss) before interest, other income (expense), income taxes	(110.0)	474.8	787.9	—	1,152.7
Interest income (expense), net	(16.1)	(0.9)	12.2	—	(4.8)
Other income (expense) including equity in income of unconsolidated subsidiaries	1,273.4	34.8	(8.5)	(1,300.3)	(0.6)

Income before income taxes	1,147.3	508.7	791.6	(1,300.3)	1,147.3
Income tax provision	400.2	224.7	234.6	(459.3)	400.2

Net income	$747.1	$284.0	$557.0	$(841.0)	$747.1

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Condensed Statements of Cash Flows
For the year ended December 31, 2007

			Non-
	Guarantor		guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash flows provided by operating activities	$113.5	$110.3	$486.0	$—	$709.8
Cash flows used in investing activities	(0.8)	(87.8)	(363.1)	—	(451.7)
Cash flows used in financing activities	(113.2)	(10.5)	(13.4)	—	(137.1)

Increase (decrease) in cash and cash equivalents	$(0.5)	$12.0	$109.5	$—	$121.0

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
December 31, 2006

			Non-
	Guarantor		guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$0.5	$176.1	$325.7	$—	$502.3
Accounts receivable, net	0.1	260.2	350.6	—	610.9
Inventories, net	—	287.6	511.1	—	798.7
Deferred income taxes	26.6	—	—	—	26.6
Prepaid expenses and other current assets	0.1	5.4	43.9	—	49.4

Total Current Assets	27.3	729.3	1,231.3	—	1,987.9

Property, plant, and equipment, net	0.9	319.4	551.4	—	871.7
Cost in excess of net assets acquired	—	112.1	94.4	—	206.5
Deferred income taxes	119.0	—	—	—	119.0
Investments in subsidiaries and other assets	3,295.0	799.7	914.0	(4,913.3)	95.4

Total Assets	$3,442.2	$1,960.5	$2,791.1	$(4,913.3)	$3,280.5

Liabilities and Stockholders’ Equity

Accounts payable	$5.8	$173.3	$176.0	$—	$355.1
Accrued liabilities	1,551.3	70.1	457.2	(1,814.3)	264.3
Short-term debt and current portion of long-term debt	—	11.2	12.5	—	23.7

Total Current Liabilities	1,557.1	254.6	645.7	(1,814.3)	643.1

Long-term debt	306.5	394.9	28.5	(200.0)	529.9
Retirement benefits	35.8	267.8	160.8	—	464.4
Other long-term liabilities	39.9	18.3	82.0	—	140.2

Total Liabilities	1,939.3	935.6	917.0	(2,014.3)	1,777.6

Total Stockholders’ Equity	1,502.9	1,024.9	1,874.1	(2,899.0)	1,502.9

Total Liabilities and Stockholders’ Equity	$3,442.2	$1,960.5	$2,791.1	$(4,913.3)	$3,280.5

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations
For the year ended December 31, 2006

			Non-
	Guarantor		guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Sales	$—	$2,540.3	$2,396.3	$—	$4,936.6
Cost of sales	56.9	2,177.6	1,505.9	—	3,740.4
Selling and administrative expenses	112.5	38.0	144.8	—	295.3

Income (loss) before interest, other income (expense), income taxes	(169.4)	324.7	745.6	—	900.9
Interest income (expense), net	(21.8)	(10.4)	8.9	—	(23.3)
Other income (expense) including equity in income of unconsolidated subsidiaries	1,063.8	17.6	(7.3)	(1,079.1)	(5.0)

Income before income taxes	872.6	331.9	747.2	(1,079.1)	872.6
Income tax provision	298.5	126.3	251.0	(377.3)	298.5

Net income	$574.1	$205.6	$496.2	$(701.8)	$574.1

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Condensed Statements of Cash Flows
For the year ended December 31, 2006

			Non-
	Guarantor		guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) operating activities	$(70.2)	$109.5	$209.2	$63.1	$311.6
Cash flows provided by (used in) investing activities	(0.9)	29.1	(189.6)	(74.4)	(235.8)
Cash flows provided by (used in) financing activities	70.9	14.6	(33.0)	11.3	63.8

Increase (decrease) in cash and cash equivalents	$(0.2)	$153.2	$(13.4)	$—	$139.6

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations
For the year ended December 31, 2005

			Non-
	Guarantor		guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Sales	$—	$1,755.9	$1,784.0	$—	$3,539.9
Cost of sales	55.4	1,588.7	1,241.6	—	2,885.7
Selling and administrative expenses	104.6	33.9	137.3	—	275.8
Restructuring costs, net	(1.9)	25.8	—	—	23.9

Income (loss) before interest, other income (expense), income taxes and cumulative effect of change in accounting principle	(158.1)	107.5	405.1	—	354.5
Interest expense, net	(28.4)	(9.7)	(0.5)	—	(38.6)
Other income (expense) including equity in income (loss) of unconsolidated subsidiaries	495.6	6.4	(1.0)	(505.8)	(4.8)

Income before income taxes and cumulative effect of change in accounting principle	309.1	104.2	403.6	(505.8)	311.1
Income tax provision (benefit)	(53.3)	—	—	—	(53.3)

Income before cumulative effect of change in accounting principle	362.4	104.2	403.6	(505.8)	364.4
Cumulative effect of change in accounting principle, net of tax	—	—	(2.0)	—	(2.0)
=
Net income	$362.4	$104.2	$401.6	$(505.8)	$362.4

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Condensed Statements of Cash Flows
For the year ended December 31, 2005

			Non-
	Guarantor		guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) operating activities	$260.2	$(132.0)	$370.4	$(274.8)	$223.8
Cash flows provided by (used in) investing activities	(283.9)	(23.9)	(97.1)	294.5	(110.4)
Cash flows provided by (used in) financing activities	24.2	2.7	(8.7)	(19.7)	(1.5)

Increase (decrease) in cash and cash equivalents	$0.5	$(153.2)	$264.6	$—	$111.9

Note 12. Per Share Information —
The following table sets forth the computation of basic and diluted net income per common share:

(In millions except per share amounts)
Years ended December 31,	2007	2006	2005

Numerator:
Income before cumulative effect of change in accounting principle	$747.1	$574.1	$364.4
Cumulative effect of change in accounting principle, net of tax	—	—	(2.0)

Numerator for basic and diluted income per common share — Net income	$747.1	$574.1	$362.4

Denominator:
Denominator for basic net income per common share — weighted average shares	101.69	99.71	96.23
Effect of dilutive securities:
Option equivalents	0.58	1.17	1.76
Contingently issuable shares	0.69	1.50	2.85

Denominator for diluted net income per common share — adjusted weighted average shares and assumed conversions	102.96	102.38	100.84

Basic income per common share before cumulative effect of change in accounting principle	$7.35	$5.76	$3.79
Cumulative effect of change in accounting principle	—	—	(0.02)

Basic net income per common share	$7.35	$5.76	$3.77

Diluted income per common share before cumulative effect of change in accounting principle	$7.26	$5.61	$3.61
Cumulative effect of change in accounting principle	—	—	(0.02)

Diluted net income per common share	$7.26	$5.61	$3.59

     Weighted average shares issuable upon the exercise of stock options which were antidilutive, and thus not included in the calculation, were 0.5 million in 2005.
Note 13. Commitments and Contingencies —
Rental expense under operating leases was $19.1 million in 2007, $20.3 million in 2006, and $21.0 million in 2005. Future minimum rental commitments under operating leases with non-cancelable terms of more than one year at December 31, 2007, were as follows: $16.9 million in 2008, $14.9 million in 2009, $13.6 million in 2010, $12.9 million in 2011, $4.8 million in 2012 and $3.6 million thereafter. Future minimum payments under capital leases for long-lived assets are $0.4 million in 2008, $0.2 million in 2009, $0.2 million in 2010, and $0.1 million in 2011. Commitments for expenditures on property, plant and equipment at December 31, 2007 were approximately $145 million.
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

     At December 31, 2007, the Company’s reserves for environmental remediation obligations totaled approximately $20 million, of which $8 million were included in other current liabilities. The reserve includes estimated probable future costs of $7 million for federal Superfund and comparable state-managed sites; $7 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $4 million for owned or controlled sites at which Company operations have been discontinued; and $2 million for sites utilized by the Company in its ongoing operations. The Company continues to evaluate whether it may be able to recover a portion of future costs for environmental liabilities from third parties.
     The timing of expenditures depends on a number of factors that vary by site. The Company expects that it will expend present accruals over many years and that remediation of all sites with which it has been identified will be completed within thirty years.
     In June 2003, the San Diego Unified Port District (“Port District”) commenced an action in U.S. District Court for the Southern District of California against TDY Industries, Inc. (TDY) asserting federal, state and common law claims related to alleged environmental contamination on property located in San Diego and formerly leased by TDY. The complaint seeks unspecified damages and a declaratory judgment as to TDY’s liability for contamination on the property. TDY asserted a counterclaim as well as claims against neighboring property owners and former and current operators related to the environmental condition of the San Diego facility. The San Diego International Airport (“Airport”), the current operator of the San Diego Property, asserted a cross claim against TDY alleging federal, state and common law claims relating to the alleged environmental contamination and seeking losses relating to the Airport’s alleged inability to redevelop the property. In December 2006, General Dynamics Corporation, a former neighboring property operator, commenced a separate but related action against TDY. General Dynamics alleges federal claims relating to alleged environmental contamination emanating from the San Diego property that has allegedly impacted General Dynamic’s property. The parties finalized a settlement of these matters in the second quarter 2007.
     Separately, the Port District requested that the California Department of Toxic Substances Control evaluate whether the San Diego property is regulated as a hazardous waste transportation, storage, or disposal facility under the Resource Conservation and Recovery Act and similar state laws. The Company will close four solid waste management units at the facility, in connection with other work that is being done at the Site.
     TDY has conducted an environmental assessment of the San Diego facility pursuant to an October 2004 Order from the San Diego Regional Water Quality Control Board (“Regional Board”). TDY will perform remediation activities to address various areas of the Site. At December 31, 2007, the Company had adequate reserves for these matters.
     While the outcome of these environmental matters cannot be predicted with certainty, an adverse resolution of the matters relating to the San Diego facility could have a material adverse affect on the Company’s results of operations and financial condition.
     TDY and another wholly-owned subsidiary of the Company, among others, have been identified by the U.S. Environmental Protection Agency (EPA) as PRPs at the Li Tungsten Superfund Site in Glen Cove, New York. The Company believes that most of the contamination at the site resulted from work done while the U.S. Government either owned or controlled operations at the site, or from processes done for various governmental agencies, and that the U.S. Government is liable for a substantial portion of the remediation costs at the site. In November 2000, TDY filed a cost recovery and contribution action against the U.S. Government. In March 2003, the Court ordered the parties to the action to fund a portion of the remediation costs at the site. In July 2004, TDY, the U.S. Government and the EPA entered into an Interim Agreement, under which the U.S. Government funded $20.9 million and TDY funded $1 million of the remediation costs at the site. In November 2005, TDY sued other PRPs at the site seeking contribution to the response costs that have been and will continue to be incurred at the site. TDY, the other PRPs and the U.S. Government reached a resolution of this matter and a consent judgment was entered by the court in November 2007. Under the consent judgment, TDY will complete the remediation of the remaining portions of the site and will receive contribution from other PRPs. Based on information presently available, the Company believes its reserves on this matter are adequate. An adverse resolution of this matter could have a material adverse effect on the Company’s results of operations and financial condition.
     Since 1990, TDY has been operating under a Corrective Action Order from the EPA for a facility that TDY owns and formerly operated in Hartville, Ohio. TDY commenced implementation of additional remediation activities in 2007. The Company believes its reserves for the continued operation of the interim system and for costs it expects to incur for the additional remediation activities are adequate.
     A number of other lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its currently and formerly owned businesses, including those pertaining to product liability, patent infringement, commercial, government contract work, employment, employee benefits, taxes, environmental, health and safety and occupational disease, and stockholder matters. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.
Note 14. Asset Retirement Obligations —
     The Company maintains reserves where a legal obligation exists to perform an asset retirement activity and the fair value of the liability can be reasonably estimated. These asset retirement obligations (“ARO”) include liabilities where the timing and (or) method of settlement may be conditional on a future event, that may or may not be within the control of the entity. In the 2005 fourth quarter, the Company recognized $3.3 million of liabilities for estimable conditional AROs as a cumulative effect of a change in accounting principle. At December 31, 2007, the Company had recognized AROs of $6.0 million related to landfill closures and conditional AROs associated with manufacturing activities using what may be characterized as potentially hazardous materials.
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
     Changes in asset retirement obligations for the years ended December 31, 2007 and 2006 were as follows:

(In millions)	2007	2006

Balance at beginning of year	$6.0	$5.2
Accretion expense	0.4	0.4
Payments	(0.7)	(0.6)
Liabilities incurred	0.3	1.0

Balance at end of year	$6.0	$6.0

Note 15. Selected Quarterly Financial Data (Unaudited) —

	Quarter Ended
(In millions except share and per share amounts)	March 31	June 30	September 30	December 31

2007 -
Sales	$1,372.6	$1,471.3	$1,335.0	$1,273.6
Gross profit	386.5	401.5	366.9	294.5
Net income	197.8	206.5	193.9	148.9

Basic net income per common share	$1.95	$2.03	$1.90	$1.46

Diluted net income per common share	$1.92	$2.00	$1.88	$1.45

Average shares outstanding	101,799,975	102,173,138	102,221,854	102,098,501

2006 -
Sales	$1,040.5	$1,210.8	$1,288.4	$1,396.9
Gross profit	248.1	292.1	322.3	333.7
Net income	106.5	144.3	160.2	163.1

Basic net income per common share	$1.08	$1.45	$1.60	$1.62

Diluted net income per common share	$1.04	$1.41	$1.56	$1.59

Average shares outstanding	99,393,518	100,427,825	100,634,980	100,936,062

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Not applicable.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2007, and they concluded that these controls and procedures are effective.
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
     The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework.
     Based on our assessment, management has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.
     The Company’s independent registered public accounting firm that audited the financial statements included in this Annual Report issued an attestation report on the Company’s internal control over financial reporting.
Management’s Certifications
The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act are included as Exhibits 31 and 32 to this Annual Report on Form 10-K. In addition, in 2007 the Company’s Chief Executive Officer provided to the New York Stock Exchange the annual CEO certification pursuant to Section 303A regarding the Company’s compliance with the New York Stock Exchange’s corporate governance listing standards.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Allegheny Technologies Incorporated
We have audited Allegheny Technologies Incorporated’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Allegheny Technologies Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     In our opinion, Allegheny Technologies Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Allegheny Technologies Incorporated as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 21, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
February 21, 2008

Item 9B. Other Information
Not applicable
PART III
Item 10. Directors and Executive Officers of the Registrant
In addition to the information set forth under the caption “Executive Management, including Executive Officers under the Federal Securities Laws” in Part I of this report, the information concerning our directors required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Our Corporate Governance” and “Election of Directors” in Allegheny Technologies’ Proxy Statement for the 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”), which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year. Information concerning the Audit Committee and its financial expert required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Committees of the Board of Directors – Audit Committee” in the 2008 Proxy Statement. Information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated and made a part hereof by reference to the material appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2008 Proxy Statement. Information concerning the executive officers of Allegheny Technologies is contained in Part I of this Form 10-K under the caption “Executive Management, including Executive Officers under the Federal Securities Laws.”
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
Item 11. Executive Compensation
Information required by this item is incorporated by reference to “Director Compensation,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” as set forth in the 2008 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the ownership of equity securities by certain beneficial owners and management is incorporated by reference to “Stock Ownership Information” as set forth in the 2008 Proxy Statement.
Equity Compensation Plan Information
Information about our equity compensation plans at December 31, 2007 was as follows:

(c)
Number of Shares
Remaining
Available for
	(a)		Future Issuance
	Number of Shares	(b)	Under Equity
	to be Issued Upon	Weighted Average	Compensation Plans (1)
	Exercise of	Exercise Price of	(excluding securities
(In thousands, except per share amounts)	Outstanding Options	Outstanding Options	reflected in column (a))

Equity Compensation Plans Approved by Shareholders	897	$11.43	2,493

Equity Compensation Plans Not Approved by Shareholders	—	—	—

Total	897	$11.43	2,493

(1)
Represents shares available for issuance under the 2007 Incentive Plan (which provides for the issuance of stock options and stock appreciation rights, restricted shares, performance and other-stock-based awards). Of the total number of shares authorized under the Incentive Plan, a maximum of 0.6 million shares have been reserved for issuance for award periods under the Total Shareholder Return Incentive Compensation Program. See Note 6. Stockholders’ Equity for a discussion of the Company’s stock-based compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item is incorporated by reference to “Certain Transactions” and “Number and Independence of Directors” as set forth in the 2008 Proxy Statement.
Item 14. Principal Accountant Fees and Services
Information required by this item is incorporated by reference to Item B – “Ratification of Selection of Independent Auditors” including “Audit Committee Pre-Approval Policy” and “Independent Auditor: Services and Fees,” as set forth in the 2008 Proxy Statement.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) Financial Statements, Financial Statement Schedules and Exhibits:
(1) Financial Statements
     The following consolidated financial statements and report are filed as part of this report under Item 8 – “Financial Statements and Supplementary Data”:
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Income — Years Ended December 31, 2007, 2006, and 2005
Consolidated Balance Sheets at December 31, 2007 and 2006
Consolidated Statements of Cash Flows — Years Ended December 31, 2007, 2006, and 2005
Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2007, 2006, and 2005
Notes to Consolidated Financial Statements
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

4.1
Credit Agreement, dated July 31, 2007, by and among the Company, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, as Administrative Agent, and PNC Capital Markets LLC, as Lead Arranger (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-12001)).

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

10.11
Administrative Rules for the Total Shareholder Return Incentive Compensation Program (as amended effective as of January 1, 2005) Form of Total Shareholder Return Incentive Plan Agreement effective as of January 1, 2006 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12001)).*

10.12
Form of Restricted Stock Agreement dated February 22, 2006 (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12001)).*

10.13
Key Employee Performance Plan, as amended February 22, 2006 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12001)).*

10.14
Form of Amended and Restated Change in Control Severance Agreement, as amended and restated effective as of February 22, 2006 (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12001).*

10.15
Summary of Non-Employee Director Compensation Program (incorporated by reference on Exhibit 99.a to the Registrant’s Current Report on Form 8-K for the event dated December 15, 2006 (File No. 1-12001)).

10.16
Allegheny Technologies Incorporated 2007 Incentive Plan for Selected Officers, Key Employees and Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-12001)).*

10.17
Key Executive Performance Plan, as amended February 21, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-12001)).*

10.18
Form of Total Shareholder Return Incentive Compensation Plan Agreement effective as of January 1, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-12001)).*

10.19
Form of Restricted Stock Agreement dated February 21, 2007 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-12001)).*

10.20	2007 Annual Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-12001)).*

10.21
Administrative Rules for the Non-Employee Director Restricted Stock Program, effective as of May 2, 2007 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-12001)).*

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).**

Exhibit
No.	Description

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).**

32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Report.

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

ALLEGHENY TECHNOLOGIES INCORPORATED

Date: February 26, 2008	By	/s/ L. Patrick Hassey
L. Patrick Hassey Chairman, President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the 26th day of February, 2008.

/s/ L. Patrick Hassey L. Patrick Hassey	/s/ Richard J. Harshman Richard J. Harshman
Chairman, President and Chief	Executive Vice President, Finance
Executive Officer and Director	and Chief Financial Officer
(Principal Financial Officer)

/s/ Dale G. Reid Dale G. Reid
Vice President, Controller,
Chief Accounting Officer and Treasurer
(Principal Accounting Officer)

/s/ H. Kent Bowen H. Kent Bowen	/s/ Michael J. Joyce Michael J. Joyce
Director	Director

/s/ Robert P. Bozzone Robert P. Bozzone	/s/ W. Craig McClelland W. Craig McClelland
Director	Director

/s/ Diane C. Creel Diane C. Creel	/s/ James E. Rohr James E. Rohr
Director	Director

/s/ James C. Diggs James C. Diggs	/s/ Louis J. Thomas Louis J. Thomas
Director	Director

/s/ J. Brett Harvey J. Brett Harvey	/s/ John D. Turner John D. Turner
Director	Director

EXHIBIT INDEX

Exhibit
No.	Description

3.1
Certificate of Incorporation of Allegheny Technologies Incorporated, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12001)).

3.2
Amended and Restated Bylaws of Allegheny Technologies Incorporated (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12001)).

4.1
Credit Agreement, dated July 31, 2007, by and among the Company, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, as Administrative Agent, and PNC Capital Markets LLC, as Lead Arranger (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-12001)).

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

Exhibit
No.	Description

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

10.11
Administrative Rules for the Total Shareholder Return Incentive Compensation Program (as amended effective as of January 1, 2005) Form of Total Shareholder Return Incentive Plan Agreement effective as of January 1, 2006 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12001)).*

10.12
Form of Restricted Stock Agreement dated February 22, 2006 (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12001)).*

10.13
Key Employee Performance Plan, as amended February 22, 2006 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12001)).*

10.14
Form of Amended and Restated Change in Control Severance Agreement, as amended and restated effective as of February 22, 2006 (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12001).*

10.15
Summary of Non-Employee Director Compensation Program (incorporated by reference on Exhibit 99.a to the Registrant’s Current Report on Form 8-K for the event dated December 15, 2006 (File No. 1-12001)).

10.16
Allegheny Technologies Incorporated 2007 Incentive Plan for Selected Officers, Key Employees and Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-12001)).*

10.17
Key Executive Performance Plan, as amended February 21, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-12001)).*

10.18
Form of Total Shareholder Return Incentive Compensation Plan Agreement effective as of January 1, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-12001)).*

10.19
Form of Restricted Stock Agreement dated February 21, 2007 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-12001)).*

10.20	2007 Annual Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-12001)).*

10.21
Administrative Rules for the Non-Employee Director Restricted Stock Program, effective as of May 2, 2007 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-12001)).*

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).**

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).**

Exhibit
No.	Description

32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Report.

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