Form 10-Q
period 2008-03-31
ALLEGHENY TECHNOLOGIES INC
filed 2008-05-09
CIK 1018963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ____________ to ____________
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     At April 30, 2008, the registrant had outstanding 101,104,036 shares of its Common Stock.

ALLEGHENY TECHNOLOGIES INCORPORATED
SEC FORM 10-Q
QUARTER ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$468.0	$623.3
Accounts receivable, net	716.0	652.2
Inventories, net	1,085.5	916.1
Deferred income taxes	—	18.8
Prepaid expenses and other current assets	48.2	38.3

Total Current Assets	2,317.7	2,248.7

Property, plant and equipment, net	1,329.9	1,239.5
Prepaid pension asset	244.7	230.3
Cost in excess of net assets acquired	210.2	209.8
Deferred income taxes	49.2	42.1
Other assets	124.7	125.2

Total Assets	$4,276.4	$4,095.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$469.2	$388.4
Accrued liabilities	246.6	277.3
Accrued income taxes	71.2	17.4
Deferred income taxes	22.9	—
Short-term debt and current portion of long-term debt	20.9	20.9

Total Current Liabilities	830.8	704.0

Long-term debt	503.5	507.3
Retirement benefits	472.7	469.6
Other long-term liabilities	183.1	191.2

Total Liabilities	1,990.1	1,872.1

Stockholders’ Equity:
Preferred stock, par value $0.10: authorized- 50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-102,404,256 shares at March 31, 2008 and December 31, 2007; outstanding-101,102,261 shares at March 31, 2008 and 101,586,334 shares at December 31, 2007	10.2	10.2
Additional paid-in capital	639.2	693.7
Retained earnings	1,954.5	1,830.7
Treasury stock: 1,301,995 shares at March 31, 2008 and 817,922 shares at December 31, 2007	(102.0)	(75.4)
Accumulated other comprehensive loss, net of tax	(215.6)	(235.7)

Total Stockholders’ Equity	2,286.3	2,223.5

Total Liabilities and Stockholders’ Equity	$4,276.4	$4,095.6

The accompanying notes are an integral part of these statements.

ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Sales	$1,343.4	$1,372.6
Costs and expenses:
Cost of sales	1,052.8	986.1
Selling and administrative expenses	70.2	78.1

Income before interest, other income (expense), and income taxes	220.4	308.4

Interest income (expense), net	0.2	(4.3)
Other income (expense)	(0.7)	0.5

Income before income tax provision	219.9	304.6

Income tax provision	77.9	106.8

Net income	$142.0	$197.8

Basic net income per common share	$1.41	$1.95

Diluted net income per common share	$1.40	$1.92

Dividends declared per common share	$0.18	$0.13

The accompanying notes are an integral part of these statements.

ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007*
Operating Activities:
Net income	$142.0	$197.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27.3	23.6
Deferred income taxes	25.3	14.2
Change in operating assets and liabilities:
Inventories	(169.3)	(156.0)
Accounts payable	80.9	87.0
Accounts receivable	(63.8)	(75.9)
Accrued income taxes, net of tax benefits on share-based compensation	53.8	64.0
Retirement benefits	(6.3)	0.1
Accrued liabilities and other	(23.9)	(30.5)

Cash provided by operating activities	66.0	124.3

Investing Activities:
Purchases of property, plant and equipment	(112.0)	(57.7)
Asset disposals and other	0.3	—

Cash used in investing activities	(111.7)	(57.7)

Financing Activities:
Payments on long-term debt and capital leases	(5.3)	(5.7)
Net repayments under credit facilities	(0.3)	(5.3)

Net decrease in debt	(5.6)	(11.0)
Purchase of treasury stock	(62.3)	—
Taxes on share-based compensation, net	(24.6)	(30.4)
Dividends paid	(18.2)	(13.2)
Exercises of stock options	1.1	3.7

Cash used in financing activities	(109.6)	(50.9)

Increase (decrease) in cash and cash equivalents	(155.3)	15.7
Cash and cash equivalents at beginning of the year	623.3	502.3

Cash and cash equivalents at end of period	$468.0	$518.0

*	Certain amounts have been adjusted. See Note 3.
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
     These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K. The results of operations for these interim periods are not necessarily indicative of the operating results for any future period. The December 31, 2007 financial information has been derived for our audited financial statements.
New Accounting Pronouncements Adopted
     In the first quarter 2008, as required, ATI began the adoption process for the change in measurement date provisions of FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”), which amended the standards for defined benefit pension and other postretirement benefit plans accounting. These provisions require assets and benefits to be measured at the date of the employer’s statement of financial position, which is December 31 for ATI, rather than the Company’s measurement date of November 30, as was previously permitted. The adoption of these provisions did not have a material effect on ATI’s financial statements.
     In September 2006, the FASB issued FAS 157, “Fair Value Measurements” (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. The Standard covers financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. FAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, and for fiscal years beginning after November 15, 2008 for other nonfinancial assets and liabilities. The adoption of FAS 157 for financial assets and liabilities did not have a material impact on ATI’s financial statements.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“FAS 159”), “The Fair Value Option for Financial Assets and Liabilities.” FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. FAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of FAS 159 did not have an impact on ATI’s financial statements.
Pending New Accounting Pronouncements
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“FAS 160”), “Noncontrolling Interests in Consolidated Financial Statements.” FAS 160 changes the classification of noncontrolling (minority) interests on the balance sheet and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under the new standard, noncontrolling interests are considered equity and are to be reported as an element of stockholders’ equity rather than within the mezzanine or liability sections of the balance sheet. In addition, the current practice of reporting minority interest expense or benefit also will change. Under the new standard, net income will encompass the total income before minority interest expense. The income statement will include separate disclosure of the attribution of income between the controlling and noncontrolling interests. Increases and decreases in the noncontrolling ownership interest amount are to be accounted for as equity transactions. FAS 160 is effective for fiscal years beginning after December 15, 2008, and earlier application is prohibited. Upon adoption, the balance sheet and the income statement will be recast retrospectively for the presentation of noncontrolling interests. The other accounting provisions of the statement are required to be adopted prospectively. The Company is currently evaluating the impact of adopting FAS 160, including the reporting of the minority interest in the STAL joint venture, on ATI’s financial statements. As of March 31, 2008, other long-term liabilities included $60 million for minority interest in the STAL joint venture.
Note 2. Inventories
     Inventories at March 31, 2008 and December 31, 2007 were as follows (in millions):

	March 31,	December 31,
	2008	2007

Raw materials and supplies	$203.2	$179.6
Work-in-process	1,097.1	962.1
Finished goods	162.3	153.1

Total inventories at current cost	1,462.6	1,294.8
Less allowances to reduce current cost values to LIFO basis	(375.9)	(374.6)
Progress payments	(1.2)	(4.1)

Total inventories, net	$1,085.5	$916.1

     Inventories are stated at the lower of cost (last-in, first-out (“LIFO”), first-in, first-out (“FIFO”), and average cost methods) or market, less progress payments. Most of the Company’s inventory is valued utilizing the LIFO costing methodology. Inventory of the Company’s non-U.S. operations is valued using average cost or FIFO methods. The effect of using the LIFO methodology to value inventory, rather than FIFO, increased cost of sales by $1.3 million for the first three months of 2008 compared to $20.9 million for the first three months of 2007.
Note 3. Supplemental Financial Statement Information
     Property, plant and equipment at March 31, 2008 and December 31, 2007 were as follows (in millions):

	March 31,	December 31,
	2008	2007

Land	$29.2	$25.5
Buildings	264.8	261.6
Equipment and leasehold improvements	2,207.1	2,102.3

	2,501.1	2,389.4
Accumulated depreciation and amortization	(1,171.2)	(1,149.9)

Total property, plant and equipment, net	$1,329.9	$1,239.5

     The consolidated statement of cash flows for the three months ended March 31, 2007 includes a presentation adjustment of $49.6 million pertaining to taxes on share-based compensation. Consistent with the Company’s presentation utilized in the 2007 Annual Report on Form 10-K, cash usage related to the repurchase of shares to satisfy employee-owed taxes on stock-based compensation is presented as a financing activity rather than an operating activity. As a result, cash flow from operating activities for the three months ended March 31, 2007 increased from $74.7 million to $124.3 million, and cash used in financing activities increased from $(1.3) million to $(50.9) million.
     Fair values of financial instruments included $10.9 million of assets and $14.9 million of liabilities associated with derivative financial instruments accounted for as cash flow hedges for nickel, natural gas and foreign currencies. All fair values for these derivatives were measured using Level 1 information as defined by FAS 157.

Note 4. Debt
     Debt at March 31, 2008 and December 31, 2007 was as follows (in millions):

	March 31,	December 31,
	2008	2007

Allegheny Technologies $300 million 8.375% Notes due 2011, net (a)	$305.1	$305.4
Allegheny Ludlum 6.95% debentures, due 2025	150.0	150.0
Domestic Bank Group $400 million unsecured credit agreement	—	—
Promissory note for J&L asset acquisition	35.9	41.0
Foreign credit agreements	19.4	17.7
Industrial revenue bonds, due through 2020	9.9	9.9
Capitalized leases and other	4.1	4.2

Total short-term and long-term debt	524.4	528.2
Short-term debt and current portion of long-term debt	(20.9)	(20.9)

Total long-term debt	$503.5	$507.3

(a)	Includes fair value adjustments for settled interest rate swap contracts of $8.2 million at March 31, 2008 and $8.7 million at December 31, 2007.
     The Company has a $400 million senior unsecured domestic revolving credit facility (“the facility”), which includes a $200 million sublimit for the issuance of letters of credit. As of March 31, 2008, there had been no borrowings made under the facility, although a portion of the facility was used to support approximately $44 million in letters of credit.
     In addition, STAL, the Company’s Chinese joint venture company in which ATI has a 60% interest, has approximately $24 million in letters of credit outstanding as of March 31, 2008, related to the expansion of its operations in Shanghai, China. These letters of credit are supported solely by STAL’s financial capability without any guarantees from the joint venture partners.
Note 5. Per Share Information
     The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended
	March 31,
	2008	2007

Numerator for basic and diluted net income per common share — net income	$142.0	$197.8

Denominator:
Denominator for basic net income per common share-weighted average shares	100.8	101.4
Effect of dilutive securities:
Option equivalents	0.5	0.7
Contingently issuable shares	0.3	0.7

Denominator for diluted net income per common share — adjusted weighted average shares and assumed conversions	101.6	102.8

Basic net income per common share	$1.41	$1.95

Diluted net income per common share	$1.40	$1.92

Note 6. Comprehensive Income
     The components of comprehensive income, net of tax, were as follows (in millions):

	Three Months Ended
	March 31,
	2008	2007

Net income	$142.0	$197.8

Foreign currency translation gains	6.7	8.0
Unrealized gains on energy, raw material and currency hedges	10.2	11.6
Retirement benefits	2.0	12.6
Unrealized gains on securities	—	0.4

	18.9	32.6

Comprehensive income	$160.9	$230.4

Note 7. Income Taxes
     Results for the first quarter 2008 included a provision for income taxes of $77.9 million, or 35.4% of income before tax, compared to an income tax provision of $106.8 million, or 35.1% of income before tax, for the comparable 2007 quarter. The first quarter 2008 included a discrete benefit of $2.6 million related to foreign taxes. The first quarter 2007 benefited from a lower income tax provision due to a $4.2 million reduction in the valuation allowances associated with state deferred tax assets.
     As required, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. For the quarter ended March 31, 2008, the Company’s liability for unrecognized tax benefits increased $4.2 million related to uncertain tax positions taken in prior periods, including interest expense of $0.4 million, which increased the long-term liability to $42.3 million.
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
     For the three months ended March 31, 2008 and 2007, the components of pension (income) expense for the Company’s defined benefit plans and components of other postretirement benefit expense included the following (in millions):

	Three Months Ended
	March 31,
	2008	2007
Pension Benefits:
Service cost — benefits earned during the year	$7.0	$6.9
Interest cost on benefits earned in prior years	32.6	31.9
Expected return on plan assets	(50.2)	(46.7)
Amortization of prior service cost	4.1	4.4
Amortization of net actuarial loss	3.2	7.8

Total pension (income) expense	$(3.3)	$4.3

	Three Months Ended
	March 31,
	2008	2007
Other Postretirement Benefits:
Service cost — benefits earned during the year	$0.8	$0.8
Interest cost on benefits earned in prior years	7.9	7.7
Expected return on plan assets	(1.4)	(1.8)
Amortization of prior service cost (credit)	(5.3)	(6.2)
Amortization of net actuarial loss	1.3	2.8

Total other postretirement benefit expense	$3.3	$3.3

Total retirement benefit expense	$—	$7.6

     In April 2008, the Company entered into a new five-year labor agreement with United Steelworkers represented employees at the ATI Wah Chang operation. As a result, retirement benefit expense is expected to be $8 million for the full year 2008 due to the establishment of a Voluntary Employee Benefit Association (VEBA) trust for certain post-retirement benefits, and will be recognized ratably over the remaining three quarters of 2008.
Note 9. Business Segments
     Following is certain financial information with respect to the Company’s business segments for the periods indicated (in millions):

	Three Months Ended
	March 31,
	2008	2007
Total sales:
High Performance Metals	$525.1	$518.7
Flat-Rolled Products	760.6	810.7
Engineered Products	128.5	117.8

	1,414.2	1,447.2
Intersegment sales:
High Performance Metals	44.1	41.3
Flat-Rolled Products	13.7	27.0
Engineered Products	13.0	6.3

	70.8	74.6
Sales to external customers:
High Performance Metals	481.0	477.4
Flat-Rolled Products	746.9	783.7
Engineered Products	115.5	111.5

	$1,343.4	$1,372.6

Operating profit:
High Performance Metals	$131.4	$167.5
Flat-Rolled Products	101.2	160.2
Engineered Products	5.7	12.6

Total operating profit	238.3	340.3

Corporate expenses	(17.7)	(21.0)
Interest income (expense), net	0.2	(4.3)
Other expense, net of gains on asset sales	(0.9)	(2.8)
Retirement benefit expense	—	(7.6)

Income before income taxes	$219.9	$304.6

     Retirement benefit expense represents pension expense and other postretirement benefit expense. Operating profit with respect to the Company’s business segments excludes any retirement benefit expense.
     In March 2007, the Company reached early resolution on new labor agreements for ATI Allegheny Ludlum and ATI’s Allvac Albany, OR employees. Operating profit for the High Performance Metals and Flat-Rolled Products

segments for the first quarter 2007 was negatively impacted by $0.7 million and $5.9 million, respectively, of pre-tax, one-time costs related to the new labor agreements.
     Corporate expenses for the first three months of 2008 were $17.7 million, compared to $21.0 million for the first three months of 2007. This decrease is due primarily to lower expenses associated with annual and long-term performance-based incentive compensation programs.
     Other expense, net of gains on asset sales, includes charges incurred in connection with closed operations, pretax gains and losses on the sale of surplus real estate and other assets, and other non-operating income or expense. These items are presented primarily in selling and administrative expenses and in other expense in the statement of income. These items resulted in net charges of $0.9 million for the first three months of 2008 and $2.8 million for the first three months of 2007.
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

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
March 31, 2008

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and cash equivalents	$—	$32.9	$435.1	$—	$468.0
Accounts receivable, net	0.5	325.3	390.2	—	716.0
Inventories, net	—	337.4	748.1	—	1,085.5
Prepaid expenses and other current assets	0.3	8.0	39.9	—	48.2

Total current assets	0.8	703.6	1,613.3	—	2,317.7
Property, plant and equipment, net	1.2	374.2	954.5	—	1,329.9
Prepaid pension asset	244.7	—	—	—	244.7
Cost in excess of net assets acquired	—	112.1	98.1	—	210.2
Deferred income taxes	49.2	—	—	—	49.2
Investments in subsidiaries and other assets	3,969.1	1,361.8	1,364.7	(6,570.9)	124.7

Total assets	$4,265.0	$2,551.7	$4,030.6	$(6,570.9)	$4,276.4

Liabilities and stockholders’ equity:
Accounts payable	$4.3	$232.1	$232.8	$—	$469.2
Accrued liabilities	1,502.0	66.5	809.9	(2,131.8)	246.6
Accrued income taxes	71.2	—	—	—	71.2
Deferred income taxes	22.9	—	—	—	22.9
Short-term debt and current portion of long-term debt	—	10.5	10.4	—	20.9

Total current liabilities	1,600.4	309.1	1,053.1	(2,131.8)	830.8
Long-term debt	305.1	377.0	21.4	(200.0)	503.5
Retirement benefits	10.3	273.9	188.5	—	472.7
Other long-term liabilities	62.9	16.4	103.8	—	183.1

Total liabilities	1,978.7	976.4	1,366.8	(2,331.8)	1,990.1

Total stockholders’ equity	2,286.3	1,575.3	2,663.8	(4,239.1)	2,286.3

Total liabilities and stockholders’ equity	$4,265.0	$2,551.7	$4,030.6	$(6,570.9)	$4,276.4

Note 10. CONTINUED
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Income
For the three months ended March 31, 2008

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Sales	$—	$695.0	$648.4	$—	$1,343.4
Cost of sales	10.2	572.6	470.0	—	1,052.8
Selling and administrative expenses	27.1	9.8	33.3	—	70.2
Interest income (expense), net	(0.7)	(2.1)	3.0	—	0.2
Other income (expense) including equity in income of unconsolidated subsidiaries	257.9	9.2	(3.7)	(264.1)	(0.7)

Income before income tax provision	219.9	119.7	144.4	(264.1)	219.9
Income tax provision	77.9	44.1	52.2	(96.3)	77.9

Net income	$142.0	$75.6	$92.2	$(167.8)	$142.0

Condensed Statements of Cash Flows
For the three months ended March 31, 2008

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash flows provided by operating activities	$104.1	$(138.1)	$100.0	$—	$66.0
Cash flows used in investing activities	(0.1)	(12.0)	(99.6)	—	(111.7)
Cash flows provided by (used in) financing activities	(104.0)	(5.1)	(0.5)	—	(109.6)

Increase (decrease) in cash and cash equivalents	$—	$(155.2)	$(0.1)	$—	$(155.3)

Note 10. CONTINUED
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
December 31, 2007

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and cash equivalents	$—	$188.1	$435.2	$—	$623.3
Accounts receivable, net	0.4	258.3	393.5	—	652.2
Inventories, net	—	210.4	705.7	—	916.1
Deferred income taxes	18.8	—	—	—	18.8
Prepaid expenses, and other current assets	0.1	6.0	32.2	—	38.3

Total current assets	19.3	662.8	1,566.6	—	2,248.7
Property, plant and equipment, net	1.3	371.2	867.0	—	1,239.5
Prepaid pension asset	230.3	—	—	—	230.3
Cost in excess of net assets acquired	—	112.1	97.7	—	209.8
Deferred income taxes	42.1	—	—	—	42.1
Investment in subsidiaries and other assets	4,143.4	1,266.0	1,411.6	(6,695.8)	125.2

Total assets	$4,436.4	$2,412.1	$3,942.9	$(6,695.8)	$4,095.6

Liabilities and stockholders’ equity:
Accounts payable	$3.4	$165.4	$219.6	$—	$388.4
Accrued liabilities	1,854.0	76.7	841.5	(2,477.5)	294.7
Short-term debt and current portion of long-term debt	—	10.5	10.4	—	20.9

Total current liabilities	1,857.4	252.6	1,071.5	(2,477.5)	704.0
Long-term debt	305.4	382.1	19.8	(200.0)	507.3
Retirement benefits	10.4	274.6	184.6	—	469.6
Other long-term liabilities	39.7	17.5	134.0	—	191.2

Total liabilities	2,212.9	926.8	1,409.9	(2,677.5)	1,872.1

Total stockholders’ equity	2,223.5	1,485.3	2,533.0	(4,018.3)	2,223.5

Total liabilities and stockholders’ equity	$4,436.4	$2,412.1	$3,942.9	$(6,695.8)	$4,095.6

Note 10. CONTINUED
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Income
For the three months ended March 31, 2007

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Sales	$—	$734.5	$638.1	$—	$1,372.6
Cost of sales	6.6	568.9	410.6	—	986.1
Selling and administrative expenses	31.7	10.3	36.1	—	78.1
Interest income (expense), net	(5.0)	(1.6)	2.3	—	(4.3)
Other income (expense) including equity in income of unconsolidated subsidiaries	347.9	6.8	(1.0)	(353.2)	0.5

Income before income tax provision	304.6	160.5	192.7	(353.2)	304.6
Income tax provision	106.8	60.3	71.0	(131.3)	106.8

Net income	$197.8	$100.2	$121.7	$(221.9)	$197.8

Condensed Statements of Cash Flows
For the three months ended March 31, 2007

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash flows provided by operating activities	$40.0	$27.7	$56.6	$—	$124.3
Cash flows used in investing activities	(0.1)	(12.6)	(45.0)	—	(57.7)
Cash flows used in financing activities	(39.9)	(5.2)	(5.8)	—	(50.9)

Increase in cash and cash equivalents	$—	$9.9	$5.8	$—	$15.7

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
     At March 31, 2008, the Company’s reserves for environmental remediation obligations totaled approximately $18 million, of which approximately $7.5 million were included in other current liabilities. The reserve includes estimated probable future costs of $6 million for federal Superfund and comparable state-managed sites; $7 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $4 million for owned or controlled sites at which Company operations have been discontinued; and $1 million for sites utilized by the Company in its ongoing operations. The Company continues to evaluate whether it may be able to recover a portion of future costs for environmental liabilities from third parties.
     The timing of expenditures depends on a number of factors that vary by site. The Company expects that it will expend present accruals over many years and that remediation of all sites with which it has been identified will be completed within thirty years.
     See Note 13. Commitments and Contingencies to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2007 for a discussion of legal proceedings affecting the Company.
     A number of other lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its currently and formerly owned businesses, including those pertaining to product liability, patent infringement, commercial, government contracting work, employment, employee benefits, taxes, environmental and health and safety, and stockholder matters. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.
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
     Allegheny Technologies is one of the largest and most diversified specialty metals producers in the world. We use innovative technologies to offer growing global markets a wide range of specialty metals solutions. Our products include titanium and titanium alloys, nickel-based alloys and superalloys, grain-oriented electrical steel, zirconium, hafnium and niobium, stainless and specialty alloys, tungsten-based materials, and forgings and castings. Our specialty metals are produced in a wide range of alloys and product forms and are selected for use in environments that demand metals having exceptional hardness, toughness, strength, resistance to heat, corrosion or abrasion, or a combination of these characteristics.

Results of Operations
     We operate in three business segments: High Performance Metals, Flat-Rolled Products, and Engineered Products. These segments represented the following percentages of our total revenues and segment operating profit for the first three months of 2008 and 2007:

	2008		2007
		Operating		Operating
	Revenue	Profit	Revenue	Profit
High Performance Metals	36%	55%	35%	49%

Flat-Rolled Products	55%	43%	57%	47%

Engineered Products	9%	2%	8%	4%

     Sales for the first quarter 2008 were $1.34 billion, a decrease of 2% compared to the first quarter 2007. Compared to the 2007 first quarter, sales for the 2008 first quarter increased 1% in the High Performance Metals segment and 4% in the Engineered Products segment, and decreased 5% in the Flat-Rolled Products segment. Our key growth markets were solid in the first quarter. Demand from the global aerospace and defense, chemical process industry, oil and gas, electrical energy and medical markets accounted for nearly 70% of our first quarter 2008 sales. Aerospace and defense was the largest of our markets at 28% of first quarter 2008 sales. For the first quarter 2008, direct international sales were $370.6 million, or approximately 28% of total sales. We believe that more than 50% of our sales are driven by demand from global markets when we consider exports of our customers. ATI titanium product shipments, including ATI-produced products for our Uniti Titanium joint venture, reached 12.2 million pounds in the first quarter 2008, a 26% increase over the same period of last year, as we leverage our manufacturing capabilities across both our High Performance Metals and Flat-Rolled Products segments and demonstrate our ability to supply diversified global markets with both long and flat-rolled products.
     Segment operating profit for the first quarter 2008 decreased 30%, compared to the first quarter 2007, to $238.3 million, or 17.7% of sales. First quarter 2008 results were negatively impacted by certain raw material costs being higher than the raw material indices/surcharges included in our selling prices for certain products. Segment operating profit as a percentage of sales for the three month periods ended March 31, 2008 and 2007 were:

	Three Months Ended
	March 31,
	2008	2007

High Performance Metals	27.3%	35.1%
Flat-Rolled Products	13.5%	20.4%
Engineered Products	4.9%	11.3%
     Results for the first quarter 2008 included a LIFO inventory valuation reserve charge of $1.3 million. For the same 2007 period, the LIFO inventory valuation reserve charge was $20.9 million, due primarily to higher nickel and nickel-bearing scrap raw material costs. First quarter 2008 gross cost reductions, before the effects of inflation, totaled $32 million.
     In the first quarter 2007, we entered into four-year labor agreements with United Steelworkers represented employees at ATI Allegheny Ludlum and at ATI’s Albany, OR titanium operations. As a result of these labor agreements, we recognized a non-recurring charge of $7.0 million, or $4.4 million after-tax, in the first quarter 2007, which was primarily reflected in the operating results of the High Performance Metals and Flat-Rolled Products business segments.
     Income before tax for the first quarter 2008 was $219.9 million, a decrease of $84.7 million compared to the first quarter 2007. Net income for the first quarter 2008 was $142.0 million, or $1.40 per share, compared to the first quarter 2007 of $197.8 million, or $1.92 per share. First quarter 2008 results include an income tax provision of $77.9 million, or 35.4% of income before tax, compared to an income tax provision of $106.8 million, or 35.1% of income before tax, for the comparable 2007 quarter. The 2008 first quarter included a discrete benefit of $2.6 million related to foreign taxes. The 2007 first quarter benefited from a lower income tax provision due to a $4.2 million reduction in the valuation allowances associated with state deferred tax assets.
     Our business continues to be driven by long-term growth in the global aerospace, defense and infrastructure markets. Overall demand from these markets remains at a high level. For example, first quarter orders from our

Asian markets significantly exceeded last year’s rate, which was a record year. Our airframe and jet engine customers report record backlogs and good order rates so far in 2008, resulting in improving build rates for existing models. Boeing’s recently revised schedule for its 787 Dreamliner brings near-term uncertainty to the supply chain. Boeing has told us that they intend to honor our supply agreement, and as production increases so will our supply to this breakthrough aircraft. In the meantime, we intend to continue to navigate through this period and focus our mill products capabilities on the diversified global markets that we serve.
     ATI is well positioned to continue to benefit from the current and long-term global growth opportunities of our major end markets. We continue our investments to give us unsurpassed manufacturing capabilities, which enable profitable growth. We are not only focused on product diversification but also on global market diversification. We are committed to maintaining a strong balance sheet. Although the condition of the U.S. economy, the impact of Boeing’s 787 schedule delay, and continuing raw material cost volatility create near-term impacts, we believe the first quarter 2008 earnings represent the bottom. Generally, base selling prices are flat to higher; volumes continue to improve; and raw material indices/surcharges are in better balance. As a result, we expect second quarter earnings to be somewhat higher than first quarter results.
High Performance Metals Segment
     Sales increased 1% to $481.0 million, compared to the first quarter 2007. Demand for our titanium alloys was at a high level from the aerospace and defense market. Demand for our nickel-based alloys was good from our OEM customers but was lower from some of our distributor customers as they rebalanced their inventory. Demand for our exotic alloys was strong from the chemical process industry, and is growing from the nuclear energy market. Segment operating profit in the quarter was $131.4 million, or 27.3% of sales, a $21.6 million decrease compared to the first quarter 2007. The decrease in operating profit primarily resulted from lower titanium selling prices and the negative impact of raw material costs, primarily titanium scrap, being higher than the raw material indices included in our titanium products selling prices due to long manufacturing cycle times. These negative impacts were partially offset by increased shipments of titanium and zirconium products and the benefits of gross cost reductions. Raw material cost inflation in our exotic alloys business resulted in a LIFO inventory valuation reserve charge of $1.3 million in the first quarter 2008, compared to a LIFO inventory valuation reserve charge of $6.6 million for the segment in the comparable 2007 period. Results for the 2008 first quarter benefited from $14.3 million of gross cost reductions.
     Certain comparative information on the segment’s major products for the three months ended March 31, 2008 and 2007 is provided in the following table:

	Three Months Ended
	March 31,		%
	2008	2007	Change

Volume (000’s pounds):
Titanium mill products	8,770	7,068	24%
Nickel-based and specialty alloys	9,537	10,352	(8)%
Exotic alloys	1,364	985	38%

Average prices (per pound):
Titanium mill products	$25.54	$32.89	(22)%
Nickel-based and specialty alloys	$18.56	$17.90	4%
Exotic alloys	$44.61	$43.52	3%
     Shipments of titanium mill products increased primarily due to higher aerospace airframe volume. Shipments of nickel-based and specialty alloys declined primarily due to product mix and inventory management actions at distributors. Shipments of exotic alloys increased primarily due to strong demand for zirconium from the chemical process industry and growing demand from the nuclear energy market.
     In April 2008, we entered into a new labor agreement with the United Steelworkers represented employees at ATI’s Wah Chang operations. The new agreement expires on March 31, 2013. The new agreement provides for profit sharing above specified minimum pre-tax profit for ATI’s Wah Chang operations and is capped to provide for no more than $9 million of profit sharing payments under this provision over the five-year life of the contract. Any profit sharing payments under this provision are contributed to an independently administered VEBA (Voluntary

Employee Benefit Association) trust. As a result of this new agreement, we will recognize additional retirement benefit expense of approximately $8 million in 2008 ratably over the remaining three quarters of the year.
Flat-Rolled Products Segment
     First quarter 2008 sales were $746.9 million, 4.7% lower than the first quarter 2007, due primarily to lower average base selling prices for standard stainless products. Demand was strong for CP (commercially pure) titanium sheet products from the chemical process industry and oil and gas markets. Demand was also strong for grain-oriented electrical steel products from the electrical energy market. Demand for standard stainless products improved primarily due to better inventory balance at our U.S. service center customers and improved international shipments. Although total high-value products shipments were 6% lower compared to first quarter 2007, shipments of titanium sheet, and grain-oriented electrical steel continued to improve, significantly exceeding year-ago levels and offsetting lower shipments of engineered strip and Precision-Rolled Strip® products. Shipments of standard products increased 6% compared to the first quarter 2007 and 28% compared to the fourth quarter 2007. Total first quarter shipments increased by 14% compared to the fourth quarter 2007.
     Segment operating profit decreased to $101.2 million, or 13.5% of sales, a decrease of $59.0 million compared to the first quarter 2007, primarily as a result of lower average base selling prices for standard stainless products, a less favorable mix of high-value products, and the negative impact of raw material costs, primarily nickel and nickel-based scrap, being higher than the raw material surcharges included in our selling prices due to longer manufacturing cycle times for some of our high-value products. These negative impacts were partially offset by increased shipments and higher selling prices for our grain-oriented electrical steel, increased shipments of flat-rolled titanium products, and the benefits of gross cost reductions. First quarter 2008 results had no LIFO inventory valuation reserve charge, compared to a LIFO charge of $14.0 million in the first quarter 2007. Additionally, 2007 results were negatively impacted by $5.9 million of pre-tax, non-recurring costs related to early resolution of the labor agreement for our ATI Allegheny Ludlum business. Results for the 2008 first quarter benefited from $16.2 million in gross cost reductions.
Comparative information on the segment’s products for the three months ended March 31, 2008 and 2007 is provided in the following table:

	Three Months Ended
	March 31,		%
	2008	2007	Change

Volume (000’s pounds):
High value	119,792	127,808	(6)%
Standard	170,620	161,680	6%

Total	290,412	289,488	—%

Average prices (per lb.):
High value	$3.22	$3.22	—%
Standard	$2.07	$2.30	(10)%
Combined Average	$2.54	$2.70	(6)%
Engineered Products Segment
     Sales for the first quarter 2008 of $115.5 million were 4% higher than the first quarter 2007. Demand for our tungsten and tungsten carbide products improved from the aerospace and defense and mining markets. Demand was stable for our forged products from the construction and mining, and oil and gas markets. Demand for our cast products was strong from the electrical energy market, particularly for wind and gas turbine components. Demand from the aerospace market remained very strong for our titanium precision metal processing conversion services. Segment operating profit in the first quarter 2008 was $5.7 million, or 4.9% of sales, compared to $12.6 million, or 11.3% of sales, for the comparable 2007 period. The decline in operating profit was primarily due to higher raw material costs, operational execution issues, and start-up expenses associated with our Alpena, MI casting operation. First quarter 2008 results had no LIFO inventory valuation reserve charge, compared to a $0.3 million charge in the first quarter 2007. Results benefited from $1.8 million of gross cost reductions.
Corporate Items

     Corporate expenses decreased to $17.7 million for the first quarter of 2008, compared to $21.0 million in the year-ago period. This decrease is due primarily to lower expenses associated with annual performance-based cash incentive compensation programs and long-term performance-based equity and cash incentive compensation programs.
     First quarter 2008 interest income, net of interest expense, was $0.2 million compared to net interest expense of $4.3 million for the same period last year. The decline in net interest expense was primarily due to interest capitalization on capital projects. Interest expense was reduced by $5.7 million in 2008 first quarter and $1.6 million in the 2007 first quarter related to interest capitalization on capital projects.
     Other expense, net of gains on asset sales, includes charges incurred in connection with closed operations, pretax gains and losses on the sale of surplus real estate and other assets, and other non-operating income or expense. These items are presented primarily in selling and administration expenses, and in other income (expense) in the statement of income and resulted in other expense of $0.9 million for the first quarter of 2008 and $2.8 million for the first quarter of 2007.
     Retirement benefit expense decreased to zero in the first quarter 2008, compared to $7.6 million in the first quarter 2007, primarily as a result of higher than expected returns on plan assets in 2007 and the positive benefits of voluntary pension contributions made over the last several years. For the first quarter 2008, the amount of retirement benefit income included in cost of sales was $0.3 million, and the amount of retirement benefit expense included in selling and administrative expenses was $0.3 million. For the first quarter 2007, the amount of retirement benefit expense included in cost of sales was $5.0 million, and the amount included in selling and administrative expenses was $2.6 million. In April 2008, we entered into a new five-year labor agreement with USW represented employees at our ATI Wah Chang operation. As a result, we now expect retirement benefit expense will be approximately $8 million for the full year 2008 due to the establishment of a VEBA for certain post-retirement benefits. This expense will be recorded ratably over the last three quarters of 2008.
Income Taxes
     Results for the first quarter 2008 include a provision for income taxes of $77.9 million, or 35.4% of income before tax, compared to an income tax provision of $106.8 million, or 35.1% of income before tax, for the comparable 2007 quarter. The 2008 first quarter included a discrete benefit of $2.6 million related to foreign taxes. The 2007 first quarter benefited from a lower income tax provision due to a $4.2 million reduction in the valuation allowances associated with state deferred tax assets as a result of the increased profitability of the Flat-Rolled Products segment.
Financial Condition and Liquidity
     We believe that internally generated funds, current cash on hand, and available borrowings under existing credit lines will be adequate to meet foreseeable liquidity needs, including a substantial expansion of our production capabilities over the next few years. We did not borrow funds under our domestic senior unsecured credit facility during the first three months of 2008. However, a portion of this facility is utilized to support letters of credit.
     Our ability to access the credit markets in the future to obtain additional financing, if needed, may be influenced by our credit rating. As of March 31, 2008, Moody’s Investor Service’s senior unsecured debt rating for our Company was Baa3 with a stable outlook. On February 11, 2008, Standard & Poor’s Ratings Services raised our corporate credit and senior unsecured debt ratings to BBB- with a stable outlook. Changes in our credit rating do not impact our access to, or the cost of, our existing credit facilities.
     We have no off-balance sheet financing relationships with variable interest or structured finance entities.

Cash Flow and Working Capital
     For the three months ended March 31, 2008, cash provided by operating activities was $66.0 million, as operating earnings were offset by a $148.9 million increase in managed working capital, primarily as a result of higher operating volumes in our Flat-Rolled Products segment. Investing activities included capital expenditures of $112.0 million. Cash used in financing activities was $109.6 million in the first quarter 2008, and included purchases of $62.3 million of the Company’s common stock, dividend payments of $18.2 million, cash usage related to the repurchase of shares to satisfy employee-owed taxes on share-based compensation and reductions in estimated federal and state income tax benefits from share-based compensation of $24.6 million, and a reduction in borrowings of $5.6 million. At March 31, 2008, cash and cash equivalents totaled $468.0 million, a decrease of $155.3 million from year end 2007.
     As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable and gross inventories, less accounts payable. In measuring performance in controlling this managed working capital, we exclude the effects of LIFO inventory valuation reserves, excess and obsolete inventory reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. At March 31, 2008, managed working capital was 31.1% of annualized sales, compared to 32.2% of annualized sales at December 31, 2007. During the first three months of 2008, managed working capital increased by $148.9 million, to $1,775.4 million. The increase in managed working capital from December 31, 2007, was due to increased accounts receivable of $63.9 million, which reflects the timing of sales in the first quarter 2008 compared to the fourth quarter 2007, and increased inventory of $164.6 million, mostly as a result of higher raw material quantities, which was partially offset by increased accounts payable of $79.6 million. While accounts receivable and inventory balances have increased during first quarter 2008, days sales outstanding, which measures actual collection timing for accounts receivable, have stayed relatively constant. Gross inventory turns, which excludes the effect of LIFO inventory valuation reserves, declined compared to year-end 2007, due primarily to a shift in mix to more value-added products.
The components of managed working capital were as follows:

	March 31,	December 31,
(in millions)	2008	2007

Accounts receivable	$716.0	$652.2
Inventories	1,085.5	916.1
Accounts payable	(469.2)	(388.4)

Subtotal	1,332.3	1,179.9

Allowance for doubtful accounts	6.4	6.3
LIFO reserves	375.9	374.6
Corporate and other	60.8	65.7

Managed working capital	$1,775.4	$1,626.5

Annualized prior two months sales	$5,702.8	$5,058.5

Managed working capital as a % of annualized sales	31.1%	32.2%

Change in managed working capital from December 31, 2007	$148.9

Capital Expenditures
     We currently expect capital expenditures for 2008 will be approximately $500 million, of which approximately $112 million was expended in the first three months of 2008. We are significantly expanding our manufacturing capabilities to meet current and expected demand growth from the aerospace (engine and airframe) and defense, chemical process industry, oil and gas, electrical energy, and medical markets, especially for titanium and titanium-based alloys, nickel-based alloys and superalloys, specialty alloys, and exotic alloys. These self-funded capital investments remain on track to be completed as planned and include:

•	The expansion of ATI’s aerospace quality titanium sponge production capabilities, including our titanium sponge facility in Albany, OR, and our greenfield premium-grade titanium sponge facility in Rowley, UT. The last reduction furnace at our Albany facility went into operation at the end of the first quarter, which is ahead of schedule. This facility is now producing at an annualized rate of 22 million pounds of aerospace quality titanium sponge and represents a total capital investment of approximately $100 million. The Rowley, UT sponge facility remains on schedule and will represent a total capital investment of approximately $460 million. We expect to begin producing premium-grade titanium sponge at the Utah facility by the end of 2008. At full production, this facility is expected to produce 24 million pounds of premium-grade titanium sponge annually. Upon completion of these titanium sponge expansion projects, our annual sponge production capacity is projected to be 46 million pounds. In addition, the Utah facility will have the infrastructure in place to further expand annual capacity by approximately 18 million pounds, bringing the total annual capacity at that facility to 42 million pounds, if needed. We expect to supplement our requirements with titanium sponge and titanium scrap purchases from external sources.

•	The expansion of ATI’s melting capabilities for titanium and titanium-based alloys, nickel-based alloys and superalloys, and specialty alloys. For titanium melting, four new vacuum-arc remelt (VAR) furnaces are on line, and we plan to have one more titanium VAR furnace customer qualified by the end of the second quarter 2008. VAR melting is a consumable electrode re-melting process that improves the cleanliness and chemical homogeneity of the alloys. Our third Plasma Arc Melt (PAM) premium titanium melt furnace is in production and has completed initial customer qualifications. We expect to have this PAM furnace qualified for all products, including premium grade jet engine rotating quality products, during the second quarter 2008. A fourth PAM furnace to support premium titanium alloy growth requirements is expected to begin production in the second half of 2009. Plasma arc melting is a superior cold-hearth melting process for making alloyed titanium products for jet engine rotating parts, medical applications, and other critical applications. One new VAR furnace for nickel-based alloys and superalloys was qualified and began commercial production in the first quarter of 2008, and we expect up to three more VARs to be added through 2009 based on production requirements to support titanium and titanium-based alloys and premium nickel-based alloys and superalloys growth.

•	The expansion of ATI’s mill products processing and finishing capabilities for titanium and titanium-based alloys, nickel-based alloys and superalloys, and specialty alloys. Announced projects include a $260 million expansion of our titanium and superalloy forging capacity at our Bakers, NC facility through the addition of an integrated 10,000 ton press forge, 700mm rotary forge, and conditioning, finishing and inspection facilities to support increased forged product requirements, which is expected to be operational by the third quarter 2009. Forging is a hot-forming process that produces wrought forging billet and forged machining bar from an ingot. We also are investing $60 million to expand our titanium and specialty plate facility located in Washington, PA, which is expected to begin production in the second quarter 2008. In addition to titanium and titanium alloys, ATI’s specialty plate products include duplex alloys, superaustenitic alloys, nickel-based alloys, zirconium alloys, armor plate, and specialty and standard stainless grades. This project includes increasing reheat furnace, annealing, and flattening capacity at the existing plate mill, expanding plate size capabilities, and implementing productivity improvements.

•	We are increasing our zirconium sponge production capacity by approximately 20%. In addition, we have diverted two new VAR furnaces to zirconium melting. These two VARs were originally planned for titanium melting. This new zirconium sponge and melting capacity better positions ATI for the strong nuclear electrical energy and chemical process industry markets.
     Additionally, STAL, our Chinese joint venture company in which ATI has a 60% interest, commenced an expansion of its operations in Shanghai, China in late 2006. This expansion, which is expected to more than triple STAL’s rolling and slitting capacity to produce Precision Rolled Strip® products, is estimated to cost approximately $110 million. The expansion is expected to be fully operational in the 2009 first quarter and is expected to be funded through capital contributions from the joint venture partners made in prior years, bank credit lines of the joint venture, and cash on hand and internal cash flow of the joint venture. The financial results of STAL are consolidated into our financial statements with the 40% interest of our minority partner recognized as other income or expense in the consolidated statements of income and as a liability in the consolidated statements of financial position.

Debt
     At March 31, 2008, we had $524.4 million in total outstanding debt, compared to $528.2 million at December 31, 2007, a decrease of $3.8 million. The decrease in debt was primarily due to scheduled debt maturity payments.
     In managing our overall capital structure, some of the measures on which we focus are net debt to total capitalization, which is the percentage of our debt, net of cash that may be available to reduce borrowings, to our total invested and borrowed capital, and total debt to total capitalization, which excludes cash balances. Net debt as a percentage of capitalization was 2.4% at March 31, 2008, compared to a negative 4.5% at December 31, 2007, as cash on hand exceeded total debt at the end of last year. The net debt to capitalization was determined as follows:

	March 31,	December 31,
(in millions)	2008	2007

Total debt	$524.4	$528.2
Less: cash	(468.0)	(623.3)

Net debt (cash)	$56.4	$(95.1)

Net debt (cash)	$56.4	$(95.1)
Stockholders’ equity	2,286.3	2,223.5

Total capital	$2,342.7	$2,128.4

Net debt (cash) to capital ratio	2.4%	(4.5)%
     Total debt to total capitalization improved to 18.7% at March 31, 2008 from 19.2% at December 31, 2007. Total debt to total capitalization was determined as follows:

	March 31,	December 31,
(in millions)	2008	2007

Total debt	$524.4	$528.2
Stockholders’ equity	2,286.3	2,223.5

Total capital	$2,810.7	$2,751.7

Total debt to total capital ratio	18.7%	19.2%

     We did not borrow funds under our $400 million senior unsecured domestic credit facility during the first three months of 2008, although a portion of the facility has been utilized to support the issuance of letters of credit. Outstanding letters of credit issued under the facility at March 31, 2008, were approximately $44 million.
     STAL, our Chinese joint venture company in which ATI has a 60% interest, has a 741 million renminbi (approximately $106 million at March 31, 2008 exchange rates) revolving credit facility with a group of banks. This credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners, and is intended to be utilized in the future for the expansion of STAL’s operations, which are located in Shanghai, China. As of March 31, 2008, there were no borrowings under this credit facility although STAL had approximately $24 million in letters of credit outstanding related to the expansion of its operations.
     The ratio of earnings to fixed charges for the three months ended March 31, 2008 was 20.1.
Dividends
     A regular quarterly dividend of $0.18 per share of common stock was declared on February 22, 2008, payable on March 28, 2008 to stockholders of record at the close of business on March 14, 2008. On May 9, 2008, a regular quarterly dividend of $0.18 per share of common stock was declared, payable on June 16, 2008 to stockholders of record at the close of business on May 29, 2008. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate.

Share Repurchase Program
     On November 1, 2007, our Board of Directors approved a share repurchase program of $500 million. Repurchases of Company common stock have been, and are expected to be made on the open market or in unsolicited or privately negotiated transactions. Share repurchases have been, and are expected to be funded from internal cash flow and cash on hand. The number of shares to be purchased, and the timing of the purchases, will be based on several factors, including other investment opportunities, the level of cash balances, and general business conditions. During the first quarter 2008, 887,200 shares of common stock were purchased at a cost of $62.3 million under this program. As of March 31, 2008, 1,562,000 shares of common stock had been purchased under this program at a cost of $123.5 million.
Critical Accounting Policies
Inventory
     At March 31, 2008, we had net inventory of $1,085.5 million. Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO) and average cost methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. The prices for many of the raw materials we use have been volatile. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a rise in raw material costs has a negative effect on our operating results, while conversely, a fall in material costs results in a benefit to operating results. For example, in 2007, the effect of falling raw material costs on our LIFO inventory valuation method resulted in cost of sales which was $92.1 million lower than would have been recognized if we utilized the FIFO methodology to value our inventory. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold.
     Since the LIFO inventory valuation methodology is designed for annual determination, interim estimates of the annual LIFO valuation are required. We recognize the effects of the LIFO inventory valuation method on an interim basis by projecting the expected annual LIFO cost and allocating that projection to the interim quarters equally. These projections of annual LIFO inventory valuation reserve changes are updated quarterly and are evaluated based upon material, labor and overhead costs and projections for such costs at the end of the year plus projections regarding year-end inventory levels. For the first quarter 2008, there was no significant expense or benefit associated with utilizing the LIFO inventory valuation methodology.
     The LIFO inventory valuation methodology is not utilized by many of the companies with which we compete, including foreign competitors. As such, our results of operations may not be comparable to those of our competitors during periods of volatile material costs due, in part, to the differences between the LIFO inventory valuation method and other acceptable inventory valuation methods.
     We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting reserve, if any, is recognized as an expense in the period that the need for the reserve is identified. At March 31, 2008, no such reserves were required. It is our general policy to write-down to scrap value any inventory that is identified as obsolete and any inventory that has aged or has not moved in more than twelve months. In some instances this criterion is up to twenty-four months due to the longer manufacturing and distribution process for such products.
Other Critical Accounting Policies
     A summary of other significant accounting policies is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
New Accounting Pronouncements Adopted
     In the first quarter 2008, as required, we began the adoption process for the change in measurement date provisions of FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”), which amended the standards for defined benefit pension and other postretirement benefit plans accounting. These provisions require assets and benefits to be measured at the date of the employer’s statement of financial position, which is December 31 in our case, rather than our measurement date of November 30, as was previously permitted. The adoption of these provisions did not have a material effect on our financial statements.
     In September 2006, the FASB issued FAS 157, “Fair Value Measurements” (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. The Standard covers financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. FAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, and for fiscal years beginning after November 15, 2008 for other nonfinancial assets and liabilities. The adoption of FAS 157 for financial assets and liabilities did not have a material impact on our financial statements.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“FAS 159”), “The Fair Value Option for Financial Assets and Liabilities.” FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. FAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of FAS 159 did not have an impact on our financial statements.
Pending New Accounting Pronouncements
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“FAS 160”), “Noncontrolling Interests in Consolidated Financial Statements.” FAS 160 changes the classification of noncontrolling (minority) interests on the balance sheet and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under the new standard, noncontrolling interests are considered equity and are to be reported as an element of stockholders’ equity rather than within the mezzanine or liability sections of the balance sheet. In addition, the current practice of reporting minority interest expense or benefit also will change. Under the new standard, net income will encompass the total income before minority interest expense. The income statement will include separate disclosure of the attribution of income between the controlling and noncontrolling interests. Increases and decreases in the noncontrolling ownership interest amount are to be accounted for as equity transactions. FAS 160 is effective for fiscal years beginning after December 15, 2008, and earlier application is prohibited. Upon adoption, the balance sheet and the income statement will be recast retrospectively for the presentation of noncontrolling interests. The other accounting provisions of the statement are required to be adopted prospectively. We are currently evaluating the impact of adopting FAS 160, including the reporting of the minority interest in our STAL joint venture, on our financial statements. As of March 31, 2008, other long-term liabilities included $60 million for minority interest in our STAL joint venture.
Forward-Looking and Other Statements
     From time to time, we have made and may continue to make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements in this report relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results, performance or achievements to materially differ from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: (a) material adverse changes in economic or industry conditions generally, including global supply and demand conditions and prices for our specialty metals; (b) material adverse changes in the markets we serve, including the aerospace and defense, construction and mining, automotive, electrical energy, chemical process industry, oil and gas, medical and other markets; (c) our inability to achieve the level of cost savings, productivity improvements, synergies, growth or other benefits anticipated by management, including those anticipated from strategic investments and the integration of acquired businesses, whether due to significant increases in energy, raw materials or employee benefits costs, the possibility of project cost overruns or unanticipated costs and expenses, or other factors; (d) volatility of prices and availability of supply of the raw materials that are critical to the manufacture of our products; (e) declines in the value of our defined benefit pension plan assets or unfavorable changes in laws or regulations that govern pension plan funding; (f) significant legal proceedings or investigations adverse to us; and (g) the other risk factors summarized in our Annual Report on Form 10-K for the year ended December 31, 2007, and other reports filed with the Securities and Exchange Commission. We assume no duty to update our forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risks associated with our business are discussed in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2007. There were no material changes in these market risks during the first quarter 2008.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of March 31, 2008, and they concluded that these controls and procedures are effective.
(b) Changes in Internal Controls
There was no change in our internal control over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures as of March 31, 2008, conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     A number of lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, commercial, government contract work, employment, employee benefits, environmental and health and safety, and stockholder matters. Certain of such lawsuits, claims and proceedings are described in our Annual Report on Form 10-K for the year ended December 31, 2007, and addressed in Note 11 to the unaudited interim financial statements included herein. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares
	Total Number	Average Price	Purchased as Part	(or Units) that May
	of Shares	Paid per	of Publicly	Yet Be Purchased
	(or Units)	Share	Announced Plans	Under the Plans or
Period	Purchased (1)	(or Unit)	or Programs	Programs

January 1-31, 2008	1,091,796	$69.60	862,200	$378,241,242
February 1-29, 2008	25,000	71.80	25,000	376,479,144
March 1-31, 2008	—	—	—	376,479,144

Total	1,116,796	$69.65	887,200	$376,479,144

(1)	Includes shares repurchased by ATI to satisfy employee-owed taxes on share-based payments.
Item 6. Exhibits
     (a) Exhibits

10.1	Key Executive Performance Plan, as amended February 21, 2008 (filed herewith)*.

10.2	Form of Total Shareholder Return Incentive Compensation Program Award Agreement effective as of January 1, 2008 (filed herewith)*.

10.3	Form of Performance/Restricted Stock Agreement dated February 21, 2008 (filed herewith)*.

10.4	2008 Annual Incentive Plan (filed herewith)*.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a — 14(a) or 15d — 14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a — 14(a) or 15d — 14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALLEGHENY TECHNOLOGIES INCORPORATED
(Registrant)

Date: May 9, 2008	By	/s/ Richard J. Harshman
Richard J. Harshman
Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: May 9, 2008	By	/s/ Dale G. Reid
Dale G. Reid
Vice President, Controller and Chief Accounting Officer and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

10.1	Key Executive Performance Plan, as amended February 21, 2008.

10.2	Form of Total Shareholder Return Incentive Compensation Program Award Agreement effective as of January 1, 2008.

10.3	Form of Performance/Restricted Stock Agreement dated February 21, 2008.

10.4	2008 Annual Incentive Plan.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a — 14(a) or 15d — 14(a).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a — 14(a) or 15d — 14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350.