Form 10-Q
period 2008-06-30
ALLEGHENY TECHNOLOGIES INC
filed 2008-08-05
CIK 1018963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
     At July 31, 2008, the registrant had outstanding 100,288,371 shares of its Common Stock.

ALLEGHENY TECHNOLOGIES INCORPORATED
SEC FORM 10-Q
QUARTER ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$310.2	$623.3
Accounts receivable, net	738.3	652.2
Inventories, net	1,171.2	916.1
Deferred income taxes	—	18.8
Prepaid expenses and other current assets	48.3	38.3

Total Current Assets	2,268.0	2,248.7

Property, plant and equipment, net	1,446.9	1,239.5
Prepaid pension asset	255.6	230.3
Cost in excess of net assets acquired	209.7	209.8
Deferred income taxes	36.8	42.1
Other assets	149.8	125.2

Total Assets	$4,366.8	$4,095.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$451.2	$388.4
Accrued liabilities	286.8	277.3
Accrued income taxes	14.3	17.4
Deferred income taxes	16.8	—
Short-term debt and current portion of long-term debt	21.7	20.9

Total Current Liabilities	790.8	704.0

Long-term debt	502.3	507.3
Retirement benefits	464.9	469.6
Other long-term liabilities	181.7	191.2

Total Liabilities	1,939.7	1,872.1

Stockholders’ Equity:
Preferred stock, par value $0.10: authorized- 50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-102,404,256 shares at June 30, 2008 and December 31, 2007; outstanding-100,685,024 shares at June 30, 2008 and 101,586,334 shares at December 31, 2007	10.2	10.2
Additional paid-in capital	644.5	693.7
Retained earnings	2,104.8	1,830.7
Treasury stock: 1,719,232 shares at June 30, 2008 and 817,922 shares at December 31, 2007	(127.6)	(75.4)
Accumulated other comprehensive loss, net of tax	(204.8)	(235.7)

Total Stockholders’ Equity	2,427.1	2,223.5

Total Liabilities and Stockholders’ Equity	$4,366.8	$4,095.6

The accompanying notes are an integral part of these statements.

ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Sales	$1,461.2	$1,471.3	$2,804.6	$2,843.9

Costs and expenses:
Cost of sales	1,128.9	1,069.8	2,181.7	2,055.9
Selling and administrative expenses	79.2	72.7	149.4	150.8

Income before interest, other income (expense), and income taxes	253.1	328.8	473.5	637.2

Interest expense, net	(1.3)	(2.6)	(1.1)	(6.9)

Other income (expense)	(1.7)	(0.3)	(2.4)	0.2

Income before income tax provision	250.1	325.9	470.0	630.5

Income tax provision	81.2	119.4	159.1	226.2

Net income	$168.9	$206.5	$310.9	$404.3

Basic net income per common share	$1.68	$2.03	$3.09	$3.98

Diluted net income per common share	$1.66	$2.00	$3.06	$3.93

Dividends declared per common share	$0.18	$0.13	$0.36	$0.26

The accompanying notes are an integral part of these statements.

ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007*
Operating Activities:
Net income	$310.9	$404.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56.5	48.6
Deferred income taxes	26.9	9.2
Change in operating assets and liabilities:
Inventories	(255.1)	(255.3)
Accounts receivable	(86.1)	(99.0)
Accounts payable	62.8	90.2
Retirement benefits	(13.8)	4.4
Accrued income taxes, net of tax benefits on share-based compensation	(3.1)	43.5
Accrued liabilities and other	(2.7)	(9.1)

Cash provided by operating activities	96.3	236.8

Investing Activities:
Purchases of property, plant and equipment	(255.4)	(151.5)
Asset disposals and other	(0.2)	4.2

Cash used in investing activities	(255.6)	(147.3)

Financing Activities:
Payments on long-term debt and capital leases	(8.8)	(9.6)
Net borrowings (repayments) under credit facilities	3.4	(3.4)

Net decrease in debt	(5.4)	(13.0)
Purchase of treasury stock	(88.4)	—
Dividends paid	(36.4)	(26.5)
Shares repurchased for income tax withholding on share-based compensation	(15.5)	(50.1)
Tax benefit on share-based compensation	(9.2)	22.4
Exercises of stock options	1.1	5.0

Cash used in financing activities	(153.8)	(62.2)

Increase (decrease) in cash and cash equivalents	(313.1)	27.3
Cash and cash equivalents at beginning of the year	623.3	502.3

Cash and cash equivalents at end of period	$310.2	$529.6

*	Certain amounts have been adjusted. See Note 3.
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
     These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K. The results of operations for these interim periods are not necessarily indicative of the operating results for any future period. The December 31, 2007 financial information has been derived from our audited financial statements.
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
Pending New Accounting Pronouncements
     In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (“FAS 162”), “The Hierarchy of Generally Accepted Accounting Principles”. FAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with generally accepted accounting principles. This statement will be effective 60 days after the Securities and Exchange Commission approves the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not anticipate the adoption of FAS 162 will have an effect on the consolidated financial statements.

     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“FAS 161”), “Disclosures about Derivative Instruments and Hedging Activities”. FAS 161 amends and expands the disclosure requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal periods beginning after November 15, 2008. The Company is currently evaluating the impact of FAS 161 on the consolidated financial statements.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“FAS 160”), “Noncontrolling Interests in Consolidated Financial Statements.” FAS 160 changes the classification of noncontrolling (minority) interests on the balance sheet and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under the new standard, noncontrolling interests are considered equity and are to be reported as an element of stockholders’ equity rather than within the mezzanine or liability sections of the balance sheet. In addition, the current practice of reporting minority interest expense or benefit also will change. Under the new standard, net income will encompass the total income before minority interest expense. The income statement will include separate disclosure of the attribution of income between the controlling and noncontrolling interests. Increases and decreases in the noncontrolling ownership interest amount are to be accounted for as equity transactions. FAS 160 is effective for fiscal years beginning after December 15, 2008, and earlier application is prohibited. Upon adoption, the balance sheet and the income statement will be recast retrospectively for the presentation of noncontrolling interests. The other accounting provisions of the statement are required to be adopted prospectively. The Company is currently evaluating the impact of adopting FAS 160, including the reporting of the minority interest in the STAL joint venture, on ATI’s financial statements. As of June 30, 2008, other long-term liabilities included $64 million for minority interest in the STAL joint venture.
Note 2. Inventories
     Inventories at June 30, 2008 and December 31, 2007 were as follows (in millions):

	June 30,	December 31,
	2008	2007
Raw materials and supplies	$197.9	$179.6
Work-in-process	1,192.3	962.1
Finished goods	162.2	153.1

Total inventories at current cost	1,552.4	1,294.8
Less allowances to reduce current cost values to LIFO basis	(379.3)	(374.6)
Progress payments	(1.9)	(4.1)

Total inventories, net	$1,171.2	$916.1

     Inventories are stated at the lower of cost (last-in, first-out (“LIFO”), first-in, first-out (“FIFO”), and average cost methods) or market, less progress payments. Most of the Company’s inventory is valued utilizing the LIFO costing methodology. Inventory of the Company’s non-U.S. operations is valued using average cost or FIFO methods. The effect of using the LIFO methodology to value inventory, rather than FIFO, increased cost of sales by $3.4 million for the 2008 second quarter and $4.7 million for the first six months of 2008, compared to increases of $21.7 million for the 2007 second quarter and $42.6 million for the first six months of 2007.

Note 3. Supplemental Financial Statement Information
     Property, plant and equipment at June 30, 2008 and December 31, 2007 were as follows (in millions):

	June 30,	December 31,
	2008	2007
Land	$30.1	$25.5
Buildings	272.9	261.6
Equipment and leasehold improvements	2,335.1	2,102.3

	2,638.1	2,389.4
Accumulated depreciation and amortization	(1,191.2)	(1,149.9)

Total property, plant and equipment, net	$1,446.9	$1,239.5

     The consolidated statement of cash flows for the six months ended June 30, 2007 includes a presentation adjustment of $50.1 million pertaining to taxes on share-based compensation. Consistent with the Company’s presentation utilized in the 2007 Annual Report on
Form 10-K, cash usage related to the repurchase of Company shares to satisfy employee-owed taxes on stock-based compensation for the six months ended June 30, 2007 is presented as a financing activity rather than an operating activity. As a result, cash flow from operating activities for the six months ended June 30, 2007 increased from $186.7 million to $236.8 million, and cash used in financing activities increased from $(12.1) million to $(62.2) million.
     Fair values of financial instruments included $37.5 million of assets and $29.6 million of liabilities associated with derivative financial instruments accounted for as cash flow hedges for nickel, natural gas and foreign currencies. All fair values for these derivatives were measured using Level 2 information as defined by FAS 157.
Note 4. Debt
     Debt at June 30, 2008 and December 31, 2007 was as follows (in millions):

	June 30,	December 31,
	2008	2007
Allegheny Technologies $300 million 8.375% Notes due 2011, net (a)	$304.8	$305.4
Allegheny Ludlum 6.95% debentures, due 2025	150.0	150.0
Domestic Bank Group $400 million unsecured credit agreement	—	—
Promissory note for J&L asset acquisition	35.9	41.0
Foreign credit agreements	22.8	17.7
Industrial revenue bonds, due through 2020	9.8	9.9
Capitalized leases and other	0.7	4.2

Total short-term and long-term debt	524.0	528.2
Short-term debt and current portion of long-term debt	(21.7)	(20.9)

Total long-term debt	$502.3	$507.3

(a)	Includes fair value adjustments for settled interest rate swap contracts of $7.7 million at June 30, 2008 and $8.7 million at December 31, 2007.
     The Company has a $400 million senior unsecured domestic revolving credit facility (“the facility”), which includes a $200 million sublimit for the issuance of letters of credit. As of June 30, 2008, there had been no borrowings made under the facility, although a portion of the facility was used to support approximately $42 million in letters of credit.
     In addition, STAL, the Company’s Chinese joint venture company in which ATI has a 60% interest, has approximately $20 million in letters of credit outstanding as of June 30, 2008, related to the expansion of its operations in Shanghai, China. These letters of credit are supported solely by STAL’s financial capability without any guarantees from the joint venture partners.

Note 5. Per Share Information
     The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator for basic and diluted net income per common share — net income	$168.9	$206.5	$310.9	$404.3

Denominator:
Denominator for basic net income per common share-weighted average shares	100.7	101.8	100.7	101.6
Effect of dilutive securities:
Option equivalents	0.5	0.6	0.5	0.6
Contingently issuable shares	0.3	0.6	0.3	0.7

Denominator for diluted net income per common share – adjusted weighted average shares and assumed conversions	101.5	103.0	101.5	102.9

Basic net income per common share	$1.68	$2.03	$3.09	$3.98

Diluted net income per common share	$1.66	$2.00	$3.06	$3.93

Note 6. Comprehensive Income
     The components of comprehensive income, net of tax, were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$168.9	$206.5	$310.9	$404.3

Foreign currency translation gains	1.5	3.1	8.2	11.1
Unrealized gains (losses) on energy, raw material and currency hedges, net of tax	7.2	(19.5)	17.4	(7.9)
Retirement benefits	2.1	5.6	4.1	18.2
Unrealized losses on securities	—	(0.9)	—	(0.5)

	10.8	(11.7)	29.7	20.9

Comprehensive income	$179.7	$194.8	$340.6	$425.2

Note 7. Income Taxes
     Results for the second quarter 2008 included a provision for income taxes of $81.2 million, or 32.5% of income before tax, compared to an income tax provision of $119.4 million, or 36.6% of income before tax, for the comparable 2007 quarter. The second quarter 2008 included a discrete benefit of $11.2 million primarily related to tax refunds and credits associated with prior years. The income tax provision for the six months ended June 30, 2008 was $159.1 million, or 33.9% of income before tax, compared to an income tax provision of $226.2 million, or 35.6% of income before tax, for the comparable prior year period.
     As required, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. For the quarter ended June 30, 2008, the Company’s liability for unrecognized tax benefits decreased by $8.0 million, primarily related to the favorable resolution of uncertain tax positions taken in prior periods included in the $11.2 million of tax refunds and credits described in the first paragraph. The long-term liability for uncertain tax positions as of June 30, 2008 was $34.3 million.

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
     For the three month and six month periods ended June 30, 2008 and 2007, the components of pension (income) expense for the Company’s defined benefit plans and components of other postretirement benefit expense included the following (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Pension Benefits:
Service cost — benefits earned during the year	$7.0	$6.9	$14.0	$13.8
Interest cost on benefits earned in prior years	32.7	31.8	65.3	63.7
Expected return on plan assets	(50.2)	(46.7)	(100.4)	(93.4)
Amortization of prior service cost	4.2	4.4	8.3	8.8
Amortization of net actuarial loss	3.3	7.8	6.5	15.6

Total pension (income) expense	(3.0)	4.2	(6.3)	8.5

Other Postretirement Benefits:
Service cost — benefits earned during the year	0.7	0.7	1.5	1.5
Interest cost on benefits earned in prior years	7.9	7.8	15.8	15.5
Expected return on plan assets	(1.4)	(1.8)	(2.8)	(3.6)
Amortization of prior service cost (credit)	(5.3)	(5.5)	(10.6)	(11.7)
Amortization of net actuarial loss	1.3	2.1	2.6	4.9

Total other postretirement benefit expense	3.2	3.3	6.5	6.6

Total retirement benefit expense	$0.2	$7.5	$0.2	$15.1

     In April 2008, the Company entered into a new five-year labor agreement with United Steelworkers represented employees at the ATI Wah Chang operation. As a result, retirement benefit expense is expected to be $8 million for the full year 2008 due to the establishment of a Voluntary Employee Benefit Association (VEBA) trust for certain post-retirement benefits. For the quarter and six months ended June 30, 2008, the Company recognized $3.1 million of expense for this VEBA, which is included in retirement benefit expense in Note 9. Business Segments.

Note 9. Business Segments
     Following is certain financial information with respect to the Company’s business segments for the periods indicated (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Total sales:
High Performance Metals	$560.2	$612.6	$1,085.3	$1,131.3
Flat-Rolled Products	851.0	822.3	1,611.6	1,633.0
Engineered Products	135.7	115.6	264.2	233.4

	1,546.9	1,550.5	2,961.1	2,997.7
Intersegment sales:
High Performance Metals	55.7	54.9	99.8	96.2
Flat-Rolled Products	16.9	17.7	30.6	44.7
Engineered Products	13.1	6.6	26.1	12.9

	85.7	79.2	156.5	153.8
Sales to external customers:
High Performance Metals	504.5	557.7	985.5	1,035.1
Flat-Rolled Products	834.1	804.6	1,581.0	1,588.3
Engineered Products	122.6	109.0	238.1	220.5

	$1,461.2	$1,471.3	$2,804.6	$2,843.9

Operating profit:
High Performance Metals	$150.8	$180.2	$282.2	$347.7
Flat-Rolled Products	111.3	166.3	212.5	326.5
Engineered Products	11.0	10.7	16.7	23.3

Total operating profit	273.1	357.2	511.4	697.5

Corporate expenses	(15.4)	(17.4)	(33.1)	(38.4)
Interest expense, net	(1.3)	(2.6)	(1.1)	(6.9)
Other expense, net of gains on asset sales	(3.0)	(3.8)	(3.9)	(6.6)
Retirement benefit expense	(3.3)	(7.5)	(3.3)	(15.1)

Income before income taxes	$250.1	$325.9	$470.0	$630.5

     Retirement benefit expense represents pension income or expense and other postretirement benefit expense. Operating profit with respect to the Company’s business segments excludes any retirement benefit expense.
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
     Corporate expenses for the three months ended June 30, 2008 were $15.4 million, compared to $17.4 million for the comparable period of 2007. This decrease is due primarily to lower expenses associated with annual and long-term performance-based incentive compensation programs. For the six months ended June 30, 2008, corporate expenses decreased to $33.1 million compared to $38.4 million primarily related to annual and long-term performance-based incentive compensation programs.
     Other expense, net of gains on asset sales, includes charges incurred in connection with closed operations, pretax gains and losses on the sale of surplus real estate and other assets, and other non-operating income or expense. These items are presented primarily in selling and administrative expenses and in other expense in the statement of income. The decreases for the three and six month periods ended June 30, 2008 were primarily related to lower charges for environmental costs at closed operations.

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
     Cash flows related to intercompany activity between the Guarantor Parent, the Subsidiary, and the non-guarantor subsidiaries are presented as financing activities on the condensed statements of cash flows. Previously, cash flows related to this intercompany activity were presented as cash flows from operating activities. The condensed statements of cash flows for prior periods have been revised to conform to this current method of presentation. The effect of this presentation change on the Condensed Statements of Cash Flows for the six months ended June 30, 2007 was to:
-	Increase cash flow from operating activities for the Subsidiary by $151.2 million with an offsetting decrease to cash flow from financing activities.

-	Reduce cash flow from operating activities for the non-guarantor subsidiaries by $70.2 million with an offsetting increase to cash flow from financing activities.

-	Reduce cash flow from operating activities for the Guarantor Parent by $81.0 million with an offsetting increase to cash flow from financing activities.
This change in presentation did not have any impact on consolidated cash flows as the intercompany activity eliminates in consolidation.

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
June 30, 2008

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and cash equivalents	$7.9	$44.5	$257.8	$—	$310.2
Accounts receivable, net	0.7	350.7	386.9	—	738.3
Inventories, net	—	383.6	787.6	—	1,171.2
Prepaid expenses and other current assets	0.3	6.7	41.3	—	48.3

Total current assets	8.9	785.5	1,473.6	—	2,268.0
Property, plant and equipment, net	1.2	378.7	1,067.0	—	1,446.9
Prepaid pension asset	255.6	—	—	—	255.6
Cost in excess of net assets acquired	—	112.1	97.6	—	209.7
Deferred income taxes	36.8	—	—	—	36.8
Investments in subsidiaries and other assets	4,374.0	1,543.2	1,637.1	(7,404.5)	149.8

Total assets	$4,676.5	$2,819.5	$4,275.3	$(7,404.5)	$4,366.8

Liabilities and stockholders’ equity:
Accounts payable	$2.8	$215.0	$233.4	$—	$451.2
Accrued liabilities	1,843.8	268.5	826.3	(2,651.8)	286.8
Accrued income taxes	14.3	—	—	—	14.3
Deferred income taxes	16.8	—	—	—	16.8
Short-term debt and current portion of long-term debt	—	10.5	11.2	—	21.7

Total current liabilities	1,877.7	494.0	1,070.9	(2,651.8)	790.8
Long-term debt	304.8	377.0	20.5	(200.0)	502.3
Retirement benefits	10.2	274.2	180.5	—	464.9
Other long-term liabilities	56.7	16.4	108.6	—	181.7

Total liabilities	2,249.4	1,161.6	1,380.5	(2,851.8)	1,939.7

Total stockholders’ equity	2,427.1	1,657.9	2,894.8	(4,552.7)	2,427.1

Total liabilities and stockholders’ equity	$4,676.5	$2,819.5	$4,275.3	$(7,404.5)	$4,366.8

Note 10. CONTINUED
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Income
For the six months ended June 30, 2008

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Sales	$—	$1,463.0	$1,341.6	$—	$2,804.6
Cost of sales	(5.1)	1,238.6	948.2	—	2,181.7
Selling and administrative expenses	47.6	19.4	82.4	—	149.4
Interest income (expense), net	(1.0)	(4.8)	4.7	—	(1.1)
Other income (expense) including equity in income of unconsolidated subsidiaries	513.5	15.3	(5.4)	(525.8)	(2.4)

Income before income tax provision	470.0	215.5	310.3	(525.8)	470.0
Income tax provision	159.1	79.6	100.5	(180.1)	159.1

Net income	$310.9	$135.9	$209.8	$(345.7)	$310.9

Condensed Statements of Cash Flows
For the six months ended June 30, 2008

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations		Consolidated

Cash flows provided by (used in) operating activities	$(19.3)	$(65.0)	$180.6		$—	$96.3

Cash flows used in investing activities	(0.1)	(26.1)	(229.4)		—	(255.6)
Cash flows provided by (used in) financing activities	27.3	(52.5)	(128.6)		—	(153.8)

Increase (decrease) in cash and cash equivalents	$7.9	$(143.6)	$(177.4)	$		$(313.1)

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

Note 10. CONTINUED
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Income
For the six months ended June 30, 2007

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Sales	$—	$1,480.4	$1,363.5	$—	$2,843.9
Cost of sales	5.1	1,146.5	904.3	—	2,055.9
Selling and administrative expenses	50.9	20.9	79.0	—	150.8
Interest income (expense), net	(9.8)	(2.5)	5.4	—	(6.9)
Other income (expense) including equity in income of unconsolidated subsidiaries	696.3	15.4	(3.9)	(707.6)	0.2

Income before income tax provision	630.5	325.9	381.7	(707.6)	630.5
Income tax provision	226.2	122.6	128.2	(250.8)	226.2

Net income	$404.3	$203.3	$253.5	$(456.8)	$404.3

Condensed Statements of Cash Flows
For the six months ended June 30, 2007

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) operating activities	$(31.7)	$178.0	$90.5	$—	$236.8

Cash flows used in investing activities	(0.2)	(32.9)	(114.2)	—	(147.3)
Cash flows provided by (used in) financing activities	31.8	(156.8)	62.8	—	(62.2)

Increase (decrease) in cash and cash equivalents	$(0.1)	$(11.7)	$39.1	$—	$27.3

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
     At June 30, 2008, the Company’s reserves for environmental remediation obligations totaled approximately $18 million, of which approximately $7.5 million were included in other current liabilities. The reserve includes estimated probable future costs of $5 million for federal Superfund and comparable state-managed sites; $7 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $4 million for owned or controlled sites at which Company operations have been discontinued; and $2 million for sites utilized by the Company in its ongoing operations. The Company continues to evaluate whether it may be able to recover a portion of future costs for environmental liabilities from third parties.
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
Results of Operations
     We operate in three business segments: High Performance Metals, Flat-Rolled Products, and Engineered Products. These segments represented the following percentages of our total revenues and segment operating profit for the first six months of 2008 and 2007:

	Six Months Ended June 30,
	2008		2007
		Operating		Operating
	Revenue	Profit	Revenue	Profit
High Performance Metals	35%	55%	36%	50%

Flat-Rolled Products	56%	42%	56%	47%

Engineered Products	9%	3%	8%	3%

     Sales for the second quarter 2008 were $1.46 billion, 0.7% lower than the second quarter 2007. Compared to the second quarter 2007, sales increased 4% in the Flat-Rolled Products segment, and 12% for the Engineered Products segment but declined 10% in the High Performance Metals segment. Our diversified global markets and products provided balance in the first half of 2008. Direct international sales increased to a quarterly record of $395.4 million, and represented 27% of our total sales. We believe that more than 50% of our sales are driven by demand from global markets when we consider exports of our customers.
     Demand from the aerospace and defense market was good and comprised 27% of first half 2008 sales, down slightly from last year due primarily to declines in average selling prices. Demand continues to grow from the global infrastructure markets: chemical process, oil and gas, and electrical energy. So far in 2008, we have signed long-term agreements (LTAs) in these same markets that have the potential to deliver over $1.3 billion in revenue over the life of the LTAs, which are generally 3-5 years, and we are working on several additional LTAs. Demand was weak from the U.S. automotive and housing markets. ATI titanium product shipments, including ATI-produced products for our Uniti titanium joint venture, were nearly 24 million pounds in the first half of 2008, a 19% increase over the same period of last year, as we leverage our manufacturing capabilities across both our High Performance Metals and Flat-Rolled Products segments and demonstrate our ability to supply diversified global markets with both long and flat-rolled products.
     Segment operating profit for the second quarter 2008 decreased 24%, compared to the second quarter 2007, to $273.1 million, or 18.7% of sales. Segment operating profit for the first six months of 2008 decreased 27% compared to the first six months of 2007, to $511.4 million, or 18.2% of sales. The decreases in operating profit were primarily due to lower and less volatile raw material costs on products which use raw material indices or surcharge pricing mechanisms, where these pricing mechanisms were in better balance with manufacturing cycle times compared to the prior year periods, more competitive pricing for certain products, and product mix. Segment operating profit as a percentage of sales for the three month and six month periods ended June 30, 2008 and 2007 were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
High Performance Metals	29.9%	32.3%	28.6%	33.6%
Flat-Rolled Products	13.3%	20.7%	13.4%	20.6%
Engineered Products	9.0%	9.8%	7.0%	10.6%
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
     Results for the second quarter 2008 included a LIFO inventory valuation reserve charge of $3.4 million. For the same 2007 period, the LIFO inventory valuation reserve charge was $21.7 million. Raw material cost inflation for chromium, molybdenum oxide and iron scrap was partially offset by raw material cost decreases in nickel and nickel-bearing scrap, and titanium scrap. For the first six months of 2008, LIFO inventory valuation reserve charges were $4.7 million, compared to $42.6 million for the comparable 2007 period.
     Second quarter and first half 2008 gross cost reductions, before the effects of inflation, totaled $36 million and $69 million, respectively, as we remained focused on reducing costs through improving operating efficiencies.
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
     Income before tax for the second quarter 2008 was $250.1 million, a decrease of $75.8 million compared to the second quarter 2007. Net income for the second quarter 2008 was $168.9 million, or $1.66 per share, compared to the second quarter 2007 of $206.5 million, or $2.00 per share. Second quarter 2008 results include an income tax provision of $81.2 million, or 32.5% of income before tax, compared to an income tax provision of $119.4 million, or 36.6% of income before tax, for the comparable 2007 quarter. The 2008 second quarter included a favorable one-time net tax benefit of $11.2 million, primarily associated with tax refunds and credits related to prior years.
     Income before tax for the first six months of 2008 was $470.0 million, a 25% decrease over the first six months of 2007. Net income for the six months ended June 30, 2008 was $310.9 million, or $3.06 per share, compared to $404.3 million, or $3.93 per share for the first half of 2007. First half 2008 results include an income tax provision of $159.1 million, or 33.9% of income before tax, which included the favorable one-time net tax benefit of $11.2 million in the second quarter and a discrete benefit of $2.6 million in the first quarter related to foreign taxes. Results for the first six months of 2007 include an income tax provision of $226.2 million, or 35.9% of income before tax, and benefited from a $4.2 million reduction in the valuation allowances associated with state deferred tax assets recorded in the first quarter 2007.
     In the first six months of 2008, our strong cash flow supported investments of over $500 million in capital expenditures and managed working capital, dividend payments of over $36 million, and share repurchases of over $88 million. We ended the quarter with $310 million of cash on hand.
     Aerospace and infrastructure continue to drive our results, and we believe these markets are in a period of long-term growth. Our strategy is to deliver earnings stability and growth as we move through this extended cycle.
     Looking forward, we expect the normal third quarter seasonal slowdown. We believe we are well-positioned to continue to achieve good performance in this uncertain U.S. economy due to our product and market diversification and our global reach. At this point, we expect full-year 2008 earnings per share to be in the range of $5.80 to $6.10. This would be the second best year in ATI’s history.

High Performance Metals Segment
     Second quarter 2008 sales were $504.5 million, 10% lower than second quarter 2007 primarily due to lower shipments and selling prices for titanium and titanium alloys, and nickel-based and specialty alloys, which partially offset improved exotic alloy shipments and pricing. Demand for our titanium alloys, nickel-based superalloys, and specialty alloys was good for jet engine applications. Demand for our airframe titanium alloys was steady. Demand for our exotic alloys was strong from the chemical process industry and is growing from the nuclear energy market. Segment operating profit in the quarter was $150.8 million, or 29.9% of sales, a $29.4 million decrease compared to the second quarter 2007. The second quarter 2008 results included a closer matching of raw material costs with raw material indices included in the selling prices due to less volatile raw material cost, primarily nickel and nickel-bearing scrap. The second quarter 2007 benefited from the rapid increase in the cost of nickel during the first half of 2007, which resulted in higher raw material indices compared to costs due to the long manufacturing cycle times of some of our products. The second quarter 2008 benefited from a $14.7 million reduction in the LIFO inventory valuation reserve, primarily due to lower titanium scrap costs. The second quarter 2007 had a LIFO inventory valuation reserve charge of $1.6 million. Results for the 2008 second quarter benefited from $17.1 million of gross cost reductions, bringing first half 2008 gross cost reductions to $31.4 million.
     Certain comparative information on the segment’s major products for the three months ended June 30, 2008 and 2007 is provided in the following table:

	Three Months Ended
	June 30,		%
	2008	2007	Change
Volume (000’s pounds):
Titanium mill products	7,707	7,809	(1)%
Nickel-based and specialty alloys	11,493	11,837	(3)%
Exotic alloys	1,465	1,426	3%

Average prices (per pound):
Titanium mill products	$26.34	$31.75	(17)%
Nickel-based and specialty alloys	$18.30	$19.75	(7)%
Exotic alloys	$48.64	$38.66	26%
     Shipments of titanium mill products decreased slightly due to lower shipments to distributors. Shipments of nickel-based and specialty alloys declined primarily due to product mix and inventory management actions at distributors. Shipments of exotic alloys increased primarily due to strong demand for zirconium from the chemical process industry and growing demand from the nuclear energy market.
     For the six months ended June 30, 2008, segment sales decreased 5% to $985 million. Operating profit was $282.2 million for the six months ended June 30, 2008, or 28.6% of sales, compared to $347.7 million, or 33.6% of sales, for the comparable prior year to date period. Shipments of titanium mill products increased primarily due to higher aerospace airframe volume. Shipments of nickel-based and specialty alloys declined primarily due to product mix and inventory management actions at distributors. The first half 2008 results also included a closer matching of raw material costs with raw material indices included in the selling prices due to less volatile raw material cost, primarily nickel and nickel-bearing scrap. The first half 2007 benefited from the rapid increase in the cost of nickel, which resulted in higher raw material indices compared to costs due to the long manufacturing cycle times of some of our products. Results for the first half of 2008 included a LIFO inventory valuation reserve benefit of $13.4 million, compared to a charge of $8.2 million in the 2007 period.

Certain comparative information on the segment’s major products for the six months ended June 30, 2008 and 2007 is provided in the following table:

	Six Months Ended
	June 30,		%
	2008	2007	Change
Volume (000’s pounds):
Titanium mill products	16,477	14,877	11%
Nickel-based and specialty alloys	21,030	22,189	(5)%
Exotic alloys	2,829	2,411	17%

Average prices (per pound):
Titanium mill products	$25.92	$32.29	(20)%
Nickel-based and specialty alloys	$18.42	$18.89	(2)%
Exotic alloys	$46.70	$40.65	15%
     In April 2008, we entered into a new labor agreement with the United Steelworkers represented employees at ATI’s Wah Chang operations. The new agreement expires on March 31, 2013. The new agreement provides for profit sharing above specified minimum pre-tax profit for ATI’s Wah Chang operations and is capped to provide for no more than $9 million of profit sharing payments under this provision over the five-year life of the contract. Any profit sharing payments under this provision are contributed to an independently administered VEBA (Voluntary Employee Benefit Association) trust. As a result of this new agreement, we expect to recognize additional retirement benefit expense of approximately $8 million in 2008.
Flat-Rolled Products Segment
     Second quarter 2008 sales were $834.1 million, 4% higher than the second quarter 2007, due primarily to increased shipments, including higher foreign sales, partially offset by lower raw material surcharges. Direct international sales increased $38.9 million to 26.5% of total 2008 segment sales. Demand was strong for our industrial titanium sheet, grain-oriented electrical steel, and nickel-based and specialty alloy products from the chemical process industry, oil and gas markets, and electrical energy markets. Shipments of our standard stainless products improved due to better inventory balance at our U.S. service center customers, good demand from the chemical process industry, oil and gas, and electrical energy markets, and improved international shipments. Shipments of standard stainless products increased 20% while total high-value products shipments increased 10%. Within high-value products, shipments of industrial titanium sheet and grain-oriented electrical steel improved, significantly exceeding year-ago levels, offsetting lower shipments of a specialty alloy for a large project last year. Average transaction prices for all products were 10% lower, primarily due to lower raw material surcharges, product mix, and more competitive prices for standard stainless sheet and plate.
     Segment operating profit was $111.3 million or 13.3% of sales, a decrease of $55 million compared to the second quarter 2007, primarily as a result of lower average base selling prices for standard stainless products and the timing difference between raw material surcharges and costs. The second quarter 2008 results included a closer matching of raw material costs with raw material surcharges included in the selling prices due to less volatile raw material cost, primarily nickel and nickel-bearing scrap. The second quarter 2007 benefited from the rapid increase in the cost of nickel during the first half of 2007, which resulted in higher raw material surcharges compared to costs due to the long manufacturing cycle times of some of our products. The negative impacts described above were partially offset by increased shipments and higher selling prices for our grain-oriented electrical steel, increased shipments of our flat-rolled titanium products, increased shipments of standard grade sheet products, and the benefits of gross cost reductions. Raw material cost inflation, primarily chromium, molybdenum oxide, and iron scrap, resulted in a LIFO inventory valuation reserve charge of $16.4 million in the second quarter 2008. The second quarter 2007 included a LIFO inventory valuation charge of $20.2 million.
     Results benefited from $17.0 million in gross cost reductions, bringing first half 2008 gross cost reductions in this segment to $33.2 million. We continue to benefit from the ongoing transformation of this segment. Product, market and geographic diversification have greatly improved. In addition, the segment is benefitting from approximately $400 million in gross cost reductions since 2003.

Comparative information on the segment’s products for the three months ended June 30, 2008 and 2007 is provided in the following table:

	Three Months Ended
	June 30,		%
	2008	2007	Change
Volume (000’s pounds):
High value	132,999	120,869	10%
Standard	179,864	149,437	20%

Total	312,863	270,306	16%

Average prices (per lb.):
High value	$3.21	$3.34	(4)%
Standard	$2.22	$2.63	(16)%
Combined Average	$2.64	$2.95	(10)%
     For the six months ended June 30, 2008, Flat-Rolled Products sales were unchanged at $1.6 billion, compared to the six months ended June 30, 2007, however segment operating profit declined $114 million to $212.5 million, or 13.4% of sales, compared to $326.5 million, or 20.6% of sales, for the prior year-to-date period. Average prices for the first half 2008, which include surcharges, were 8% lower than the same period of last year. Demand was strong from the segment’s largest markets: chemical process industry, oil and gas, and electrical energy, which accounted for 54% of year-to-date segment sales. The first half 2008 results included a closer matching of raw material costs with raw material surcharges included in the selling prices due to less volatile raw material cost, primarily nickel and nickel-bearing scrap. The first half 2007 benefited from the rapid increase in the cost of nickel, which resulted in higher raw material surcharges compared to costs due to the long manufacturing cycle times of some of our products. Segment results for the 2008 year-to-date period included a LIFO inventory reserve charge of $16.4 million, compared to a prior year LIFO inventory reserve charge of $34.2 million in 2007, due primarily to raw material cost inflation for chromium, molybdenum oxide, and iron scrap.
     Comparative information on the segment’s products for the six months ended June 30, 2008 and 2007 is provided in the following table:

	Six Months Ended
	June 30,		%
	2008	2007	Change
Volume (000’s pounds):
High value	252,791	248,677	2%
Standard	350,484	311,117	13%

Total	603,275	559,794	8%

Average prices (per lb.):
High value	$3.21	$3.28	(2)%
Standard	$2.15	$2.46	(13)%
Combined Average	$2.59	$2.82	(8)%
Engineered Products Segment
     Sales for the second quarter 2008 of $122.6 million were 12% higher than the second quarter 2007. Demand for our tungsten and tungsten carbide products improved from the aerospace and defense, electrical energy and mining markets. Demand was stable for our forged products from the construction and mining, and oil and gas markets. Demand for our cast products was strong from the electrical energy market, particularly for wind and gas turbine components. Demand from the aerospace market remained very strong for our titanium precision metal processing conversion services. Segment operating profit in the second quarter 2008 was essentially flat at $11.0 million, or 9.0% of sales, compared to $10.7 million, or 9.8% of sales, for the comparable 2007 period. The increase in 2008 operating profit due to the higher sales level was offset by start-up expenses with our Alpena, MI casting operation, and the negative impact of higher raw material costs which resulted in a LIFO inventory valuation reserve charge of $1.7 million. The second quarter 2007 included a LIFO inventory valuation reserve benefit of $0.1 million. Prior year results were also impacted by start-up costs of our operation to internally produce ammonium paratungstate (APT), a key raw material of the tungsten and tungsten carbide products.

     Results benefited from $2.2 million of gross cost reductions, bringing year-to-date gross cost reductions in this segment to $4.0 million.
     For the six months ended June 30, 2008, sales increased 8% to $238.1 million, and operating profit was $16.7 million, or 7.0% of sales, compared to $23.3 million, or 10.6% of sales in 2007. Operating results for the first half of 2008 include LIFO inventory valuation reserve charges of $1.7 million, whereas the first six months of 2007 include LIFO inventory valuation reserve charges of $0.2 million. Operating results for the first half 2008 were affected by higher raw material costs, operational execution issues, and start-up expenses associated with our Alpena, MI casting operation. First half 2007 results were negatively impacted by higher purchased raw material costs and APT plant start-up costs.
     We expect slowly improving operating results in the Engineered Products segment. The product mix in our tungsten products business is improving and sales are growing in the aerospace and defense, electrical energy, and mining markets. We also expect to see improved sales to the oil and gas market beginning in the second half of 2008. Also, our new casting shop in Alpena, MI is expected to complete qualifications in the third quarter for wind energy production, and ramp up in the second half of 2008. Demand for our castings is robust in wind energy applications.
Corporate Items
     Corporate expenses decreased to $15.4 million for the second quarter of 2008, compared to $17.4 million in the year-ago period. For the six months ended June 30, 2008, corporate expenses were $33.1 million compared to $38.4 million in the prior year-to-date period. Changes in corporate expenses for the quarter and six month periods are primarily due to lower expenses associated with annual and long-term performance-based cash incentive compensation programs.
     Net interest expense in the second quarter 2008 decreased to $1.3 million from $2.6 million for the same period last year. For the six months ended June 30, 2008, net interest expense was $1.1 million compared to $6.9 million in the prior year-to-date period. The declines in net interest expense in 2008 were primarily due to interest capitalization on capital projects. As a result of capitalization of interest costs, interest expense was reduced by $11.6 million in the first six months of 2008, and by $3.2 million in the first six months of 2007.
     Other expense, net of gains on asset sales, includes charges incurred in connection with closed operations, pretax gains and losses on the sale of surplus real estate and other assets, and other non-operating income or expense. These items are presented primarily in selling and administration expenses, and in other income (expense) in the statement of income and resulted in other expense of $3.0 million for the second quarter of 2008 and $3.8 million for the second quarter of 2007. For the six months ended June 30, 2008, other expense, net of gains on asset sales was $3.9 million, compared to $6.6 million for the comparable 2007 period.
     Retirement benefit expense decreased to $3.3 million in the second quarter 2008, compared to $7.5 million in the second quarter 2007, primarily as a result of higher than expected returns on plan assets in 2007 and the positive benefits of voluntary pension contributions made over the last several years. In April 2008, we entered into a new five-year labor agreement with USW represented employees at our ATI Wah Chang operation. As a result, retirement benefit expense will be approximately $8 million for the full year 2008 due to the establishment of a VEBA for certain post-retirement benefits. This expense is being recognized over the last three quarters of 2008, with $3.3 million included in the second quarter 2008. For the second quarter 2008, the amount of retirement benefit expense included in cost of sales was $2.1 million, and the amount included in selling and administrative expenses was $1.2 million. For the second quarter 2007, the amount of retirement benefit expense included in cost of sales was $5.1 million, and the amount included in selling and administrative expenses was $2.4 million.
     For the six months ended June 30, 2008, retirement expense was $3.3 million, compared to $15.1 million in the same period of 2007. Retirement benefit expense increased cost of sales for the six months ended June 2008 by $1.8 million, and increased selling and administrative expenses by $1.5 million. For the six months ended June 2007, retirement benefit expenses increased cost of sales by $10.1 million and increased selling and administrative expenses by $5.0 million.

Income Taxes
     Results for the second quarter 2008 included a provision for income taxes of $81.2 million, or 32.5% of income before tax, for U.S. Federal, foreign and state income taxes. The second quarter 2007 included a provision of $119.4 million, or 36.6% of income before tax. The second quarter 2008 tax provision included a favorable one-time net tax benefit of $11.2 million, primarily associated with tax refunds and credits related to prior years. For the first half 2008, the provision for income taxes was $159.1 million, or 33.9% of sales, compared to $226.2 million, or 35.9% of sales, for the first half 2007. The 2008 first quarter included a discrete benefit of $2.6 million related to foreign taxes. The 2007 first quarter benefited from a lower income tax provision due to a $4.2 million reduction in the valuation allowances associated with state deferred tax assets as a result of the increased profitability of the Flat-Rolled Products segment.
Financial Condition and Liquidity
     We believe that internally generated funds, current cash on hand, and available borrowings under existing credit lines will be adequate to meet foreseeable liquidity needs, including a substantial expansion of our production capabilities over the next few years. We did not borrow funds under our domestic senior unsecured credit facility during the first six months of 2008. However, a portion of this facility is utilized to support letters of credit.
     Our ability to access the credit markets in the future to obtain additional financing, if needed, may be influenced by our credit rating. As of June 30, 2008, Moody’s Investor Service’s senior unsecured debt rating for our Company was Baa3 with a stable outlook. As of June 30, 2008, Standard & Poor’s Ratings Services’ corporate credit and senior unsecured debt rating for our Company was BBB- with a stable outlook. Changes in our credit rating do not impact our access to, or the cost of, our existing credit facilities.
     We have no off-balance sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.
Cash Flow and Working Capital
     For the six months ended June 30, 2008, cash provided by operating activities was $96.3 million, as operating earnings were offset by a $271.3 million increase in managed working capital, primarily as a result of higher operating volumes in our Flat-Rolled Products segment. Investing activities included capital expenditures of $255.4 million. Cash used in financing activities was $153.8 million in the first six months of 2008, and included purchases of $88.4 million of the Company’s common stock, dividend payments of $36.4 million, cash usage related to the repurchase of shares to satisfy employee-owed taxes on share-based compensation of $15.5 million, reductions in estimated federal and state income tax benefits from share-based compensation of $9.2 million, and a reduction in borrowings of $5.4 million. At June 30, 2008, cash and cash equivalents totaled $310.2 million, a decrease of $313.1 million from year end 2007.
     As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable and gross inventories, less accounts payable. In measuring performance in controlling this managed working capital, we exclude the effects of LIFO inventory valuation reserves, excess and obsolete inventory reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. At June 30, 2008, managed working capital was 31.8% of annualized sales, compared to 32.2% of annualized sales at December 31, 2007. During the first six months of 2008, managed working capital increased by $271.3 million, to $1,897.8 million. The increase in managed working capital from December 31, 2007, was due to increased accounts receivable of $85.3 million, which reflects the timing of sales in the second quarter 2008 compared to the fourth quarter 2007, and increased inventory of $249.7 million, mostly as a result of increased business activity plus a planned inventory build to support third quarter 2008 planned equipment maintenance outages in the Flat-Rolled Products segment, which was partially offset by increased accounts payable of $63.7 million. While accounts receivable and inventory balances have increased during second quarter 2008, days sales outstanding, which measures actual collection timing for accounts receivable, have stayed relatively constant. Gross inventory turns, which excludes the effect of LIFO inventory valuation reserves, declined compared to year-end 2007, due primarily to a shift in mix to more value-added products and the increase in Flat-Rolled Products segment inventory balances.

The components of managed working capital were as follows:

	June 30,	December 31,
(in millions)	2008	2007
Accounts receivable	$738.3	$652.2
Inventories	1,171.2	916.1
Accounts payable	(451.2)	(388.4)

Subtotal	1,458.3	1,179.9

Allowance for doubtful accounts	6.4	6.3
LIFO reserves	379.3	374.6
Corporate and other	53.8	65.7

Managed working capital	$1,897.8	$1,626.5

Annualized prior two months sales	$5,962.1	$5,058.5

Managed working capital as a % of annualized sales	31.8%	32.2%

Change in managed working capital from December 31, 2007	$271.3

Capital Expenditures
     In the 2008 first six months, we spent $255 million on capital expenditures. We currently expect ATI direct capital expenditures for 2008 to be approximately $550 million, with additional capital expenditures related to STAL, our Chinese joint venture company in which ATI has a 60% interest, to be approximately $95 million. The STAL expansion is expected to be funded through existing cash on-hand and internal cash flow of the joint venture plus bank credit lines of the joint venture. The financial results of STAL are consolidated into our financial statements with the 40% interest of our minority partner recognized as other income or expense in the consolidated statements of income and as a liability in the consolidated statements of financial position.
     We are significantly expanding our manufacturing capabilities to meet current and expected long-term demand growth from the aerospace (engine and airframe) and defense, chemical process industry, oil and gas, electrical energy, and medical markets, especially for titanium and titanium-based alloys, nickel-based alloys and superalloys, specialty alloys, and exotic alloys. These self-funded capital investments continue to progress and include:
•	The expansion of ATI’s aerospace quality titanium sponge production capabilities, including our titanium sponge facility in Albany, OR, and our greenfield premium-grade titanium sponge facility in Rowley, UT. The last reduction furnace at our Albany facility went into operation at the end of the first quarter, which was ahead of schedule. With this approximately $100 million capital investment, this facility now has the capacity to produce aerospace quality titanium sponge at an annualized rate of 22 million pounds. Primarily due to the announced push-outs in Boeing’s 787 ramp-up schedule, we now intend to begin initial production at the Rowley, UT premium-grade sponge facility by the end of the first quarter 2009, about three months later than previously planned. At full production, this facility is expected to produce 24 million pounds of premium-grade titanium sponge annually and will represent a total capital investment of approximately $460 million. Upon completion of these titanium sponge expansion projects, our annual sponge production capacity is projected to be 46 million pounds. In addition, the Utah facility will have the infrastructure in place to further expand annual capacity by approximately 18 million pounds, bringing the total annual capacity at that facility to 42 million pounds, if needed. We expect to supplement our requirements with titanium sponge and titanium scrap purchases from external sources.

•	The expansion of ATI’s melting capabilities for titanium and titanium-based alloys, nickel-based alloys and superalloys, and specialty alloys. For titanium melting, four new vacuum-arc remelt (VAR) furnaces are on line, and we plan to have one more titanium VAR furnace customer qualified by the end of the third quarter 2008. VAR melting is a consumable electrode re-melting process that improves the cleanliness and chemical homogeneity of the alloys. Our third Plasma Arc Melt (PAM) premium titanium melt furnace is in production and has completed initial customer qualifications. We expect to have this PAM furnace qualified for all products, including premium grade jet engine rotating quality products, during the fourth quarter 2008. Plasma arc melting is a superior cold-hearth melting process for making alloyed titanium products for jet engine rotating parts, medical applications, and other critical applications. One new VAR furnace for nickel-based alloys and superalloys was qualified and began commercial production in the first quarter of 2008, and we expect up to three more VARs to be added through 2009 based on production requirements to support titanium and titanium-based alloys and premium nickel-based alloys and superalloys growth.

•	The expansion of ATI’s mill products processing and finishing capabilities for titanium and titanium-based alloys, nickel-based alloys and superalloys, and specialty alloys. Announced projects include a $260 million expansion of our titanium and superalloy forging capacity at our Bakers, NC facility through the addition of an integrated 10,000 ton press forge, 700mm rotary forge, and conditioning, finishing and inspection facilities to support increased forged product requirements, which is expected to be operational by the third quarter 2009. Forging is a hot-forming process that produces wrought forging billet and forged machining bar from an ingot. In June 2008, we commissioned the $60 million expansion of our titanium and specialty plate facility located in Washington, PA. In addition to titanium and titanium alloys, ATI’s specialty plate products include duplex alloys, superaustenitic alloys, nickel-based alloys, zirconium alloys, armor plate, and specialty and standard stainless grades. The Washington, PA expansion included increasing reheat furnace, annealing, and flattening capacity at the existing plate mill, expanding plate size capabilities, and implementing productivity improvements.

•	We are increasing our capacity to produce zirconium products through capital expansions of zirconium sponge production and VAR melting. This new zirconium sponge and melting capacity better positions ATI for the strong nuclear electrical energy and chemical process industry markets.
     Finally, our STAL joint venture commenced an expansion of its operations in Shanghai, China in late 2006. This expansion, which is expected to more than triple STAL’s rolling and slitting capacity to produce Precision Rolled Strip® products, is estimated to cost approximately $110 million and is expected to be operational in the first quarter 2009.
Debt
     At June 30, 2008, we had $524.0 million in total outstanding debt, compared to $528.2 million at December 31, 2007, a decrease of $4.2 million. The decrease in debt was primarily due to scheduled debt maturity payments.
     In managing our overall capital structure, some of the measures on which we focus are net debt to total capitalization, which is the percentage of our debt, net of cash that may be available to reduce borrowings, to our total invested and borrowed capital, and total debt to total capitalization, which excludes cash balances. Net debt as a percentage of capitalization was 8.1% at June 30, 2008, compared to a negative 4.5% at December 31, 2007, as cash on hand exceeded total debt at the end of last year. The net debt to capitalization was determined as follows:

(in millions)	June 30, 2008	December 31, 2007
Total debt	$524.0	$528.2
Less: cash	(310.2)	(623.3)

Net debt (cash)	$213.8	$(95.1)

Net debt (cash)	$213.8	$(95.1)
Stockholders’ equity	2,427.1	2,223.5

Total capital	$2,640.9	$2,128.4

Net debt (cash) to capital ratio	8.1%	(4.5)%

Total debt to total capitalization improved to 17.8% at June 30, 2008 from 19.2% at December 31, 2007. Total debt to total capitalization was determined as follows:

(in millions)	June 30, 2008	December 31, 2007
Total debt	$524.0	$528.2
Stockholders’ equity	2,427.1	2,223.5

Total capital	$2,951.1	$2,751.7

Total debt to total capital ratio	17.8%	19.2%

     We did not borrow funds under our $400 million senior unsecured domestic credit facility during the first six months of 2008, although a portion of the facility has been utilized to support the issuance of letters of credit. Outstanding letters of credit issued under the facility at June 30, 2008, were approximately $42 million.
     STAL, our Chinese joint venture company in which ATI has a 60% interest, has a 741 million renminbi (approximately $108 million at June 30, 2008 exchange rates) revolving credit facility with a group of banks. This credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners, and is intended to be utilized in the future for the expansion of STAL’s operations, which are located in Shanghai, China. As of June 30, 2008, there were no borrowings under this credit facility although STAL had approximately $20 million in letters of credit outstanding related to the expansion of its operations.
     The ratio of earnings to fixed charges for the three months and six months ended June 30, 2008 was 22.5 and 21.3, respectively.
Dividends
     We paid a regular quarterly dividend of $0.18 per share of common stock on June 16, 2008 to stockholders of record at the close of business on May 29, 2008. On August 1, 2008, a regular dividend of $0.18 was declared, payable on September 9, 2008 to stockholders of record at the close of business on August 22, 2008. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate.
Share Repurchase Program
     On November 1, 2007, our Board of Directors approved a share repurchase program of $500 million. Repurchases of Company common stock have been, and are expected to be made on the open market or in unsolicited or privately negotiated transactions. Share repurchases have been, and are expected to be funded from internal cash flow and cash on hand. The number of shares to be purchased, and the timing of the purchases, will be based on several factors, including other investment opportunities, the level of cash balances, and general business conditions. During the second quarter 2008, 425,000 shares of common stock were purchased at a cost of $26.1 million under this program. For 2008 first half, 1,312,200 shares of common stock were purchased at a cost of $88.4 million. As of June 30, 2008, 1,987,000 shares of common stock had been purchased under this program at a cost of $149.6 million.
Critical Accounting Policies
Inventory
     At June 30, 2008, we had net inventory of $1,171.2 million. Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO) and average cost methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. The prices for many of the raw materials we use have been volatile. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a rise in raw material costs has a negative effect on our operating results, while conversely, a fall in material costs results in a benefit to operating results. For example, in 2007, the effect of falling raw material costs on our LIFO inventory valuation method resulted in cost of sales which was $92.1 million lower than would have been recognized if we utilized the FIFO methodology to value our inventory. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold.
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
     We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting reserve, if any, is recognized as an expense in the period that the need for the reserve is identified. At June 30, 2008, no such reserves were required. It is our general policy to write-down to scrap value any inventory that is identified as obsolete and any inventory that has aged or has not moved in more than twelve months. In some instances this criterion is up to twenty-four months due to the longer manufacturing and distribution process for such products.
Other Critical Accounting Policies
     A summary of other significant accounting policies is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007.
     The preparation of the financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for derivatives, retirement plans, income taxes, environmental and other contingencies as well as asset impairment, inventory valuation and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our financial statements.
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
Pending New Accounting Pronouncements
     In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (“FAS 162”), “The Hierarchy of Generally Accepted Accounting Principles”. FAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with generally accepted accounting principles. This statement will be effective 60 days after the Securities and Exchange Commission approves the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. We do not anticipate the adoption of FAS 162 will have an effect on the consolidated financial statements.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“FAS 161”), “Disclosures about Derivative Instruments and Hedging Activities”. FAS 161 amends and expands the disclosure requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal periods beginning after Nov. 15, 2008. We are currently evaluating the impact of FAS 161 on the consolidated financial statements.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“FAS 160”), “Noncontrolling Interests in Consolidated Financial Statements.” FAS 160 changes the classification of noncontrolling (minority) interests on the balance sheet and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under the new standard, noncontrolling interests are considered equity and are to be reported as an element of stockholders’ equity rather than within the mezzanine or liability sections of the balance sheet. In addition, the current practice of reporting minority interest expense or benefit also will change. Under the new standard, net income will encompass the total income before minority interest expense. The income statement will include separate disclosure of the attribution of income between the controlling and noncontrolling interests. Increases and decreases in the noncontrolling ownership interest amount are to be accounted for as equity transactions. FAS 160 is effective for fiscal years beginning after December 15, 2008, and earlier application is prohibited. Upon adoption, the balance sheet and the income statement will be recast retrospectively for the presentation of noncontrolling interests. The other accounting provisions of the statement are required to be adopted prospectively. We are currently evaluating the impact of adopting FAS 160, including the reporting of the minority interest in our STAL joint venture, on our financial statements. As of June 30, 2008, other long-term liabilities included $64 million for minority interest in our STAL joint venture.
Forward-Looking and Other Statements
     From time to time, we have made and may continue to make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements in this report relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results, performance or achievements to materially differ from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: (a) material adverse changes in economic or industry conditions generally, including credit market conditions and related issues, and global supply and demand conditions and prices for our specialty metals; (b) material adverse changes in the markets we serve, including the aerospace and defense, construction and mining, automotive, electrical energy, chemical process industry, oil and gas, medical and other markets; (c) our inability to achieve the level of cost savings, productivity improvements, synergies, growth or other benefits anticipated by management, including those anticipated from strategic investments and the integration of acquired businesses, whether due to significant increases in energy, raw materials or employee benefits costs, the possibility of project cost overruns or unanticipated costs and expenses, or other factors; (d) volatility of prices and availability of supply of the raw materials that are critical to the manufacture of our products; (e) declines in the value of our defined benefit pension plan assets or unfavorable changes in laws or regulations that govern pension plan funding; (f) significant legal proceedings or investigations adverse to us; and (g) the other risk factors summarized in our Annual Report on Form 10-K for the year ended December 31, 2007, and other reports filed with the Securities and Exchange Commission. We assume no duty to update our forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. We attempt to maintain a reasonable balance between fixed- and floating-rate debt to keep financing costs as low as possible. At June 30, 2008, we had approximately $59 million of floating rate debt outstanding with a weighted average interest rate of approximately 3.8%. Approximately $36 million of this floating rate debt is capped at a 6% maximum interest rate. Since the interest rate on floating rate debt changes with the short-term market rate of interest, we are exposed to the risk that these interest rates may increase, raising our interest expense in situations where the interest rate is not capped. For example, a hypothetical 1% in rate of interest on the $23 million of our outstanding floating rate debt not subjected to a cap would result in increased annual financing costs of approximately $0.2 million.
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
     At June 30, 2008, the outstanding financial derivatives used to hedge our exposure to natural gas cost volatility represented approximately 30% of our forecasted requirements for the next three years. The net mark-to-market valuation of these outstanding hedges at June 30, 2008 was an unrealized pre-tax gain of $37.2 million, of which $19.1 million was presented in prepaid expenses and other current assets on the balance sheet with the remainder included in other assets. The effects of the hedging activity will be recognized in income over the designated hedge periods. For the six months ended June 30, 2008, the effects of natural gas hedging activity reduced cost of sales by $6.7 million.
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
     The majority of our products are sold utilizing raw material surcharges and index mechanisms. However as of June 30, 2008, we had entered into financial hedging arrangements at the request of our customers related to firm orders for approximately 9% of our total annual nickel requirements. Any gain or loss associated with these hedging arrangements is included in the selling price to the customer requesting the hedge over the designated hedge period. At June 30, 2008, the net mark-to-market valuation of these outstanding hedges was an unrealized pre-tax loss of $19.1 million, of which $17.9 million is included in accrued liabilities on the balance sheet with the remainder included in other long-term liabilities.

Item 4. Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of June 30, 2008, and they concluded that these controls and procedures are effective.
(b)	Changes in Internal Controls
There was no change in our internal control over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures as of June 30, 2008, conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	Total Number of	Average Price	Purchased as Part of	Units) that May Yet Be
	Shares (or Units)	Paid per Share	Publicly Announced	Purchased Under the
Period	Purchased	(or Unit)	Plans or Programs	Plans or Programs

April 1-30, 2008	—	$—	—	$376,479,144
May 1-31, 2008	—	—	—	376,479,144
June 1-30, 2008	425,000	61.46	425,000	350,349,494

Total	425,000	$61.46	425,000	$350,359,494

Item 4. Submission of Matters to a Vote of Security Holders
Our 2008 annual meeting of stockholders was held on May 9, 2008. Proxies for the meeting were solicited by us pursuant to Regulation 14A under the Securities Exchange Act of 1934. At that meeting, three proposals were submitted to a vote of the stockholders.
Item A – Election of Directors. The three nominees for election as directors named in the proxy statement for the meeting were elected, having received the following number of votes:

Name	Number of Votes For	Number of Votes Withheld
James C. Diggs	86,262,873	972,292
J. Brett Harvey	79,331,783	7,903,382
Michael J. Joyce	86,248,983	986,182
Item B – Ratification of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending December 31, 2008.

Number of Votes For	Number of Votes Against	Number of Votes Abstained
85,787,409	748,711	699,045
Item C – Stockholder proposal regarding majority voting in director elections.

Number of Votes For	Number of Votes Against	Number of Votes Abstained	Number of Broker Non-Votes
37,201,944	40,581,087	1,198,988	8,253,146
Item 6. Exhibits
     (a) Exhibits
12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALLEGHENY TECHNOLOGIES INCORPORATED
(Registrant)

Date: August 5, 2008	By	/s/ Richard J. Harshman
Richard J. Harshman
Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: August 5, 2008	By	/s/ Dale G. Reid
Dale G. Reid
Vice President, Controller and Chief Accounting Officer and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX
12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350.