Form 10-Q
period 2008-09-30
ALLEGHENY TECHNOLOGIES INC
filed 2008-10-31
CIK 1018963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     At October 28, 2008, the registrant had outstanding 96,293,252 shares of its Common Stock.

ALLEGHENY TECHNOLOGIES INCORPORATED
SEC FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$272.6	$623.3
Accounts receivable, net	744.5	652.2
Inventories, net	1,083.9	916.1
Deferred income taxes	—	18.8
Prepaid expenses and other current assets	40.2	38.3

Total Current Assets	2,141.2	2,248.7

Property, plant and equipment, net	1,523.4	1,239.5
Prepaid pension asset	266.4	230.3
Cost in excess of net assets acquired	204.2	209.8
Deferred income taxes	35.2	42.1
Other assets	141.6	125.2

Total Assets	$4,312.0	$4,095.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$414.4	$388.4
Accrued liabilities	290.8	277.3
Accrued income taxes	29.0	17.4
Deferred income taxes	42.7	—
Short-term debt and current portion of long-term debt	20.9	20.9

Total Current Liabilities	797.8	704.0

Long-term debt	495.0	507.3
Retirement benefits	470.1	469.6
Other long-term liabilities	184.4	191.2

Total Liabilities	1,947.3	1,872.1

Stockholders’ Equity:
Preferred stock, par value $0.10: authorized- 50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-102,404,256 shares at September 30, 2008 and December 31, 2007; outstanding-97,297,760 shares at September 30, 2008 and 101,586,334 shares at December 31, 2007	10.2	10.2
Additional paid-in capital	650.1	693.7
Retained earnings	2,230.4	1,830.7
Treasury stock: 5,106,496 shares at September 30, 2008 and 817,922 shares at December 31, 2007	(280.1)	(75.4)
Accumulated other comprehensive loss, net of tax	(245.9)	(235.7)

Total Stockholders’ Equity	2,364.7	2,223.5

Total Liabilities and Stockholders’ Equity	$4,312.0	$4,095.6

The accompanying notes are an integral part of these statements.

ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Sales	$1,392.4	$1,335.0	$4,197.0	$4,178.9

Costs and expenses:
Cost of sales	1,085.8	968.1	3,267.5	3,024.0
Selling and administrative expenses	74.3	73.5	223.7	224.3

Income before interest, other income (expense), and income taxes	232.3	293.4	705.8	930.6

Interest expense, net	(1.7)	(0.1)	(2.8)	(7.0)

Other income (expense)	(2.6)	0.7	(5.0)	0.9

Income before income tax provision	228.0	294.0	698.0	924.5

Income tax provision	83.9	100.1	243.0	326.3

Net income	$144.1	$193.9	$455.0	$598.2

Basic net income per common share	$1.46	$1.90	$4.54	$5.88

Diluted net income per common share	$1.45	$1.88	$4.51	$5.81

Dividends declared per common share	$0.18	$0.13	$0.54	$0.39

The accompanying notes are an integral part of these statements.

ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007*
Operating Activities:
Net income	$455.0	$598.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86.7	75.2
Deferred income taxes	64.5	2.0
Change in operating assets and liabilities:
Inventories	(167.8)	(172.1)
Accounts receivable	(92.3)	(37.2)
Accounts payable	26.1	(17.4)
Retirement benefits	(16.7)	4.2
Accrued income taxes, net of tax benefits on share-based compensation	11.6	69.4
Accrued liabilities and other	(22.5)	8.5

Cash provided by operating activities	344.6	530.8

Investing Activities:
Purchases of property, plant and equipment	(365.1)	(281.0)
Asset disposals and other	1.3	(3.8)

Cash used in investing activities	(363.8)	(284.8)

Financing Activities:
Payments on long-term debt and capital leases	(14.8)	(15.1)
Net borrowings (repayments) under credit facilities	2.6	(9.7)

Net decrease in debt	(12.2)	(24.8)
Purchase of treasury stock	(241.8)	—
Dividends paid	(54.1)	(39.8)
Shares repurchased for income tax withholding on share-based compensation	(15.5)	(50.1)
Tax benefit on share-based compensation	(9.0)	24.6
Exercises of stock options	1.1	5.4

Cash used in financing activities	(331.5)	(84.7)

Increase (decrease) in cash and cash equivalents	(350.7)	161.3
Cash and cash equivalents at beginning of the year	623.3	502.3

Cash and cash equivalents at end of period	$272.6	$663.6

*	Certain amounts have been adjusted. See Note 3.
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
New Accounting Pronouncements Adopted
     In the first quarter 2008, as required, ATI began the adoption process for the change in measurement date provisions of FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”), which amended the standards for defined benefit pension and other postretirement benefit plans accounting. These provisions require plan assets and benefits to be measured at the date of the employer’s statement of financial position, which is December 31 for ATI, rather than the Company’s measurement date of November 30, as was previously permitted. The adoption of these provisions did not have a material effect on ATI’s financial statements.
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
Pending New Accounting Pronouncements
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“FAS 161”), “Disclosures about Derivative Instruments and Hedging Activities”. FAS 161 amends and expands the disclosure requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal periods beginning after November 15, 2008. The Company will include the required disclosures beginning with its 2009 financial statements.

     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“FAS 160”), “Noncontrolling Interests in Consolidated Financial Statements.” FAS 160 changes the classification of noncontrolling (minority) interests on the balance sheet and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under the new standard, noncontrolling interests are considered equity and are to be reported as an element of stockholders’ equity rather than within the mezzanine or liability sections of the balance sheet. In addition, the current practice of reporting minority interest expense or benefit also will change. Under the new standard, net income will encompass the total income before minority interest expense. The income statement will include separate disclosure of the attribution of income between the controlling and noncontrolling interests. Increases and decreases in the noncontrolling ownership interest amount are to be accounted for as equity transactions. FAS 160 is effective for fiscal years beginning after December 15, 2008, and earlier application is prohibited. Upon adoption, the balance sheet and the income statement will be recast retrospectively for the presentation of noncontrolling interests. The other accounting provisions of the statement are required to be adopted prospectively. As of September 30, 2008, other long-term liabilities included $67 million for minority interest in the STAL joint venture, which will be reported as an element of stockholders’ equity upon adoption of FAS 160.
Note 2. Inventories
     Inventories at September 30, 2008 and December 31, 2007 were as follows (in millions):

	September 30,	December 31,
	2008	2007
Raw materials and supplies	$222.7	$179.6
Work-in-process	1,042.6	962.1
Finished goods	159.2	153.1

Total inventories at current cost	1,424.5	1,294.8
Less allowances to reduce current cost values to LIFO basis	(338.3)	(374.6)
Progress payments	(2.3)	(4.1)

Total inventories, net	$1,083.9	$916.1

     Inventories are stated at the lower of cost (last-in, first-out (“LIFO”), first-in, first-out (“FIFO”), and average cost methods) or market, less progress payments. Most of the Company’s inventory is valued utilizing the LIFO costing methodology. Inventory of the Company’s non-U.S. operations is valued using average cost or FIFO methods. The effect of using the LIFO methodology to value inventory, rather than FIFO, decreased cost of sales by $41.0 million for the 2008 third quarter and $36.3 million for the first nine months of 2008, compared to decreases of $61.2 million for the 2007 third quarter and $18.6 million for the first nine months of 2007.
Note 3. Supplemental Financial Statement Information
     Property, plant and equipment at September 30, 2008 and December 31, 2007 were as follows (in millions):

	September 30,	December 31,
	2008	2007
Land	$23.6	$25.5
Buildings	280.4	261.6
Equipment and leasehold improvements	2,430.3	2,102.3

	2,734.3	2,389.4
Accumulated depreciation and amortization	(1,210.9)	(1,149.9)

Total property, plant and equipment, net	$1,523.4	$1,239.5

     The consolidated statement of cash flows for the nine months ended September 30, 2007 includes a presentation adjustment of $50.1 million pertaining to taxes on share-based compensation. As a result of this presentation adjustment, cash flow from operating activities for the nine months ended September 30, 2007 increased from $480.7 million to $530.8 million, and cash used in financing activities increased from $(34.6) million to $(84.7) million.

     This adjusted presentation is consistent with the Company’s presentation utilized in the 2007 Annual Report on Form 10-K, which presents cash usage related to the repurchase of Company shares to satisfy employee-owed taxes on stock-based compensation for the nine months ended September 30, 2007 as a financing activity rather than an operating activity.
     Fair values of financial instruments included $8.6 million of assets and $29.7 million of liabilities associated with derivative financial instruments accounted for as cash flow hedges for nickel, natural gas and foreign currencies. All fair values for these derivatives were measured using Level 2 information as defined by FAS 157.
Note 4. Debt
     Debt at September 30, 2008 and December 31, 2007 was as follows (in millions):

	September 30,	December 31,
	2008	2007
Allegheny Technologies $300 million 8.375% Notes due 2011, net (a)	$304.5	$305.4
Allegheny Ludlum 6.95% debentures, due 2025	150.0	150.0
Domestic Bank Group $400 million unsecured credit agreement	—	—
Promissory note for J&L asset acquisition	30.7	41.0
Foreign credit agreements	21.4	17.7
Industrial revenue bonds, due through 2020	9.0	9.9
Capitalized leases and other	0.3	4.2

Total short-term and long-term debt	515.9	528.2
Short-term debt and current portion of long-term debt	(20.9)	(20.9)

Total long-term debt	$495.0	$507.3

(a)	Includes fair value adjustments for settled interest rate swap contracts of $7.2 million at September 30, 2008 and $8.7 million at December 31, 2007.
The Company has a $400 million senior unsecured domestic revolving credit facility (“the facility”), which includes a $200 million sublimit for the issuance of letters of credit. As of September 30, 2008, there had been no borrowings made under the facility, although a portion of the facility was used to support approximately $14 million in letters of credit. In the 2008 third quarter, the Company established a separate credit facility for the issuance of letters of credit. As of September 30, 2008, $28.6 million were outstanding under this credit facility.
     In addition, STAL, the Company’s Chinese joint venture company in which ATI has a 60% interest, has approximately $12 million in letters of credit outstanding as of September 30, 2008 related to the expansion of its operations in Shanghai, China. These letters of credit are supported solely by STAL’s financial capability without any guarantees from the joint venture partners.

Note 5. Per Share Information
     The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator for basic and diluted net income per common share — net income	$144.1	$193.9	$455.0	$598.2

Denominator:
Denominator for basic net income per common share-weighted average shares	99.0	101.8	100.2	101.7
Effect of dilutive securities:
Option equivalents	0.5	0.6	0.5	0.6
Contingently issuable shares	0.2	0.7	0.2	0.7

Denominator for diluted net income per common share – adjusted weighted average shares and assumed conversions	99.7	103.1	100.9	103.0

Basic net income per common share	$1.46	$1.90	$4.54	$5.88

Diluted net income per common share	$1.45	$1.88	$4.51	$5.81

Note 6. Comprehensive Income
     The components of comprehensive income, net of tax, were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$144.1	$193.9	$455.0	$598.2

Foreign currency translation gains (losses)	(25.4)	3.1	(17.2)	14.2
Unrealized losses on energy, raw material and currency hedges, net of tax	(17.7)	(5.0)	(0.3)	(12.9)
Retirement benefits	2.0	5.6	6.1	23.8
Unrealized losses on securities	—	(0.1)	—	(0.6)

	(41.1)	3.6	(11.4)	24.5

Comprehensive income	$103.0	$197.5	$443.6	$622.7

Note 7. Income Taxes
     Results for the third quarter 2008 included a provision for income taxes of $83.9 million, or 36.8% of income before tax, compared to an income tax provision of $100.1 million, or 34.0% of income before tax, for the comparable 2007 quarter. The income tax provision for the nine months ended September 30, 2008 was $243.0 million, or 34.8% of income before tax, compared to an income tax provision of $326.3 million, or 35.3% of income before tax, for the comparable prior year period. The year to date 2008 results include a second quarter 2008 discrete benefit of $11.2 million primarily related to tax refunds and credits associated with prior years. The nine months ended September 30, 2007 included a benefit of $12.1 million due to reductions in state deferred tax asset valuation allowances due to increased state taxable income and the probability of realizing the corresponding state deferred tax assets.
     As required, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. For the quarter ended September 30, 2008, the Company’s liability for unrecognized tax benefits decreased by $1.2 million, primarily related to the favorable resolution of uncertain tax positions taken in prior periods. The long-term liability for uncertain tax positions as of September 30, 2008 was $33.1 million.
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
     For the three month and nine month periods ended September 30, 2008 and 2007, the components of pension (income) expense for the Company’s defined benefit plans and components of other postretirement benefit expense included the following (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Pension Benefits:
Service cost — benefits earned during the year	$7.1	$6.9	$21.1	$20.7
Interest cost on benefits earned in prior years	32.6	31.9	97.9	95.6
Expected return on plan assets	(50.3)	(46.7)	(150.7)	(140.1)
Amortization of prior service cost	4.3	4.4	12.6	13.2
Amortization of net actuarial loss	3.3	7.8	9.8	23.4

Total pension (income) expense	$(3.0)	$4.3	$(9.3)	$12.8

Other Postretirement Benefits:
Service cost — benefits earned during the year	$0.8	$0.7	$2.3	$2.2
Interest cost on benefits earned in prior years	7.9	7.8	23.7	23.3
Expected return on plan assets	(1.4)	(1.8)	(4.2)	(5.4)
Amortization of prior service cost (credit)	(5.4)	(5.5)	(16.0)	(17.2)
Amortization of net actuarial loss	1.3	2.1	3.9	7.0

Total other postretirement benefit expense	$3.2	$3.3	$9.7	$9.9

Total retirement benefit expense	$0.2	$7.6	$0.4	$22.7

Note 9. Business Segments
     Following is certain financial information with respect to the Company’s business segments for the periods indicated (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Total sales:
High Performance Metals	$554.1	$561.9	$1,639.5	$1,693.2
Flat-Rolled Products	779.1	717.9	2,390.6	2,350.9
Engineered Products	130.1	112.3	394.3	345.7

	1,463.3	1,392.1	4,424.4	4,389.8

Intersegment sales:
High Performance Metals	43.9	41.4	143.8	137.6
Flat-Rolled Products	14.5	8.7	45.0	53.4
Engineered Products	12.5	7.0	38.6	19.9

	70.9	57.1	227.4	210.9

Sales to external customers:
High Performance Metals	510.2	520.5	1,495.7	1,555.6
Flat-Rolled Products	764.6	709.2	2,345.6	2,297.5
Engineered Products	117.6	105.3	355.7	325.8

	$1,392.4	$1,335.0	$4,197.0	$4,178.9

Operating profit:
High Performance Metals	$139.6	$194.2	$421.8	$541.9
Flat-Rolled Products	102.7	123.0	315.2	449.5
Engineered Products	6.1	7.3	22.8	30.6

Total operating profit	248.4	324.5	759.8	1,022.0

Corporate expenses	(13.4)	(18.5)	(46.5)	(56.9)
Interest expense, net	(1.7)	(0.1)	(2.8)	(7.0)
Other expense, net of gains on asset sales	(2.8)	(4.3)	(6.7)	(10.9)
Retirement benefit expense	(2.5)	(7.6)	(5.8)	(22.7)

Income before income taxes	$228.0	$294.0	$698.0	$924.5

     Retirement benefit expense represents pension income or expense and other postretirement benefit expense. Operating profit with respect to the Company’s business segments excludes any retirement benefit expense. In April 2008, the Company entered into a new five-year labor agreement with United Steelworkers represented employees at the ATI Wah Chang operation and agreed to establish a Voluntary Employee Benefit Association (VEBA) trust for certain post-retirement benefits. For the quarter and nine months ended September 30, 2008, the Company recognized $2.3 million and $5.4 million, respectively, of expense for this VEBA, which is included in retirement benefit expense as reported above in business segments. As a result, total retirement benefit expense is expected to be $8 million for the full year 2008 including the Company’s defined benefit pension plans and other postretirement benefit plans described in Note 8. Pension Plans and Other Postretirement Benefits.
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
     Corporate expenses for the three months ended September 30, 2008 were $13.4 million, compared to $18.5 million for the comparable period of 2007. This decrease is due primarily to lower expenses associated with annual and long-term performance-based incentive compensation programs. For the nine months ended September 30, 2008, corporate expenses decreased to $46.5 million compared to $56.9 million primarily due to lower expenses related to annual and long-term performance-based incentive compensation programs.

     Other expense, net of gains on asset sales, includes charges incurred in connection with closed operations, pretax gains and losses on the sale of surplus real estate and other assets, and other non-operating income or expense. These items are presented primarily in selling and administrative expenses and in other expense in the statement of income. The decreases for the three and nine month periods ended September 30, 2008 were primarily related to lower charges for environmental costs at closed operations.
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
     Cash flows related to intercompany activity between the Guarantor Parent, the Subsidiary, and the non-guarantor subsidiaries are presented as financing activities on the condensed statements of cash flows. Previously, cash flows related to this intercompany activity were presented as cash flows from operating activities. The condensed statements of cash flows for prior periods have been revised to conform to this current method of presentation. The effect of this presentation change on the Condensed Statements of Cash Flows for the nine months ended September 30, 2007 was to:
-	Increase cash flow from operating activities for the Subsidiary by $174.6 million with an offsetting decrease to cash flow from financing activities.

-	Reduce cash flow from operating activities for the non-guarantor subsidiaries by $70.3 million with an offsetting increase to cash flow from financing activities.

-	Reduce cash flow from operating activities for the Guarantor Parent by $104.3 million with an offsetting increase to cash flow from financing activities.
This change in presentation did not have any impact on consolidated cash flows as the intercompany activity eliminates in consolidation.

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
September 30, 2008

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and cash equivalents	$5.4	$88.2	$179.0	$—	$272.6
Accounts receivable, net	0.4	325.2	418.9	—	744.5
Inventories, net	—	322.4	761.5	—	1,083.9
Prepaid expenses and other current assets	0.7	5.6	33.9	—	40.2

Total current assets	6.5	741.4	1,393.3	—	2,141.2
Property, plant and equipment, net	1.3	381.2	1,140.9	—	1,523.4
Prepaid pension asset	266.4	—	—	—	266.4
Cost in excess of net assets acquired	—	112.1	92.1	—	204.2
Deferred income taxes	35.2	—	—	—	35.2
Investments in subsidiaries and other assets	4,644.4	1,729.3	1,625.7	(7,857.8)	141.6

Total assets	$4,953.8	$2,964.0	$4,252.0	$(7,857.8)	$4,312.0

Liabilities and stockholders’ equity:
Accounts payable	$3.2	$200.7	$210.5	$—	$414.4
Accrued liabilities	2,141.7	337.6	745.0	(2,933.5)	290.8
Accrued income taxes	29.0	—	—	—	29.0
Deferred income taxes	42.7	—	—	—	42.7
Short-term debt and current portion of long-term debt	—	10.5	10.4	—	20.9

Total current liabilities	2,216.6	548.8	965.9	(2,933.5)	797.8
Long-term debt	304.5	371.8	18.7	(200.0)	495.0
Retirement benefits	10.1	274.1	185.9	—	470.1
Other long-term liabilities	57.9	16.7	109.8	—	184.4

Total liabilities	2,589.1	1,211.4	1,280.3	(3,133.5)	1,947.3

Total stockholders’ equity	2,364.7	1,752.6	2,971.7	(4,724.3)	2,364.7

Total liabilities and stockholders’ equity	$4,953.8	$2,964.0	$4,252.0	$(7,857.8)	$4,312.0

Note 10. CONTINUED
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Income
For the nine months ended September 30, 2008

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Sales	$—	$2,163.9	$2,033.1	$—	$4,197.0
Cost of sales	(7.6)	1,832.0	1,443.1	—	3,267.5
Selling and administrative expenses	69.0	29.5	125.2	—	223.7
Interest income (expense), net	(1.2)	(7.5)	5.9	—	(2.8)
Other income (expense) including equity in income of unconsolidated subsidiaries	760.6	21.4	(7.1)	(779.9)	(5.0)

Income before income tax provision	698.0	316.3	463.6	(779.9)	698.0
Income tax provision	243.0	116.9	157.8	(274.7)	243.0

Net income	$455.0	$199.4	$305.8	$(505.2)	$455.0

Condensed Statements of Cash Flows
For the nine months ended September 30, 2008

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) operating activities	$(65.7)	$117.9	$292.4	$—	$344.6

Cash flows used in investing activities	(0.1)	(39.2)	(324.5)	—	(363.8)
Cash flows provided by (used in) financing activities	71.2	(178.6)	(224.1)	—	(331.5)

Increase (decrease) in cash and cash equivalents	$5.4	$(99.9)	$(256.2)	$—	$(350.7)

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

Note 10. CONTINUED
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Income
For the nine months ended September 30, 2007

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Sales	$—	$2,125.2	$2,053.7	$—	$4,178.9
Cost of sales	7.7	1,666.0	1,350.3	—	3,024.0
Selling and administrative expenses	76.6	31.0	116.7	—	224.3
Interest income (expense), net	(13.4)	(2.4)	8.8	—	(7.0)
Other income (expense) including equity in income of unconsolidated subsidiaries	1,022.2	25.9	(5.7)	(1,041.5)	0.9

Income before income tax provision	924.5	451.7	589.8	(1,041.5)	924.5
Income tax provision	326.3	170.1	197.4	(367.5)	326.3

Net income	$598.2	$281.6	$392.4	$(674.0)	$598.2

Condensed Statements of Cash Flows
For the nine months ended September 30, 2007

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) operating activities	$(44.6)	$338.6	$236.8	$—	$530.8

Cash flows used in investing activities	(0.3)	(50.5)	(234.0)	—	(284.8)
Cash flows provided by (used in) financing activities	44.4	(185.1)	56.0	—	(84.7)

Increase (decrease) in cash and cash equivalents	$(0.5)	$103.0	$58.8	$—	$161.3

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
     Environmental liabilities are recorded when the Company’s liability is probable and the costs are reasonably estimable. In many cases, however, the Company is not able to determine whether it is liable or, if liability is probable, to reasonably estimate the loss or range of loss. Estimates of the Company’s liability remain subject to additional uncertainties, including the nature and extent of site contamination, available remediation alternatives, the extent of corrective actions that may be required, and the number, participation, and financial condition of other potentially responsible parties. The Company expects that it will adjust its accruals to reflect new information as appropriate. Future adjustments could have a material adverse effect on the Company’s results of operations in a given period, but the Company cannot reliably predict the amounts of such future adjustments.
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
     At September 30, 2008, the Company’s reserves for environmental remediation obligations totaled approximately $18 million, of which approximately $7 million were included in other current liabilities. The reserve includes estimated probable future costs of $5 million for federal Superfund and comparable state-managed sites; $8 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $4 million for owned or controlled sites at which Company operations have been discontinued; and $1 million for sites utilized by the Company in its ongoing operations. The Company continues to evaluate whether it may be able to recover a portion of future costs for environmental liabilities from third parties.
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
     A number of other lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its currently and formerly owned businesses, including those pertaining to product liability, patent infringement, commercial, government contracting, employment, employee benefits, taxes, environmental and health and safety, and stockholder matters. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.

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
Results of Operations
     We operate in three business segments: High Performance Metals, Flat-Rolled Products, and Engineered Products. These segments represented the following percentages of our total revenues and segment operating profit for the first nine months of 2008 and 2007:

	Nine Months Ended September 30,
	2008		2007
		Operating		Operating
	Revenue	Profit	Revenue	Profit
High Performance Metals	36%	56%	37%	53%

Flat-Rolled Products	56%	41%	55%	44%

Engineered Products	8%	3%	8%	3%

     Sales for the third quarter 2008 were $1.39 billion, 4.3% higher than the third quarter 2007. Compared to the third quarter 2007, sales increased 8% in the Flat-Rolled Products segment, and 12% for the Engineered Products segment but declined 2% in the High Performance Metals segment. Direct international sales increased to a quarterly record of $402.1 million, and represented 29% of our total sales. We believe that more than 50% of our sales are driven by demand from global markets when we consider exports of our customers.
     The aerospace and defense markets, and the global infrastructure markets, namely chemical process industry, oil and gas, electrical energy, and the medical markets, have been driving our performance. These markets accounted for nearly 70% of sales in the nine months ended September 30, 2008. The aerospace and defense market comprised 28% of sales for the nine months 2008, down slightly from the same period of last year due primarily to declines in average selling prices. There has been a labor strike at The Boeing Company, a significant customer, which commenced in September 2008. On October 27, 2008, it was announced that tentative terms for a labor contract had been reached between Boeing and the International Association of Machinists and Aerospace Workers. These conditions created a period of short-term uncertainty regarding the length of the labor disruption and associated negative impact on demand in the aerospace supply chain for both airframe and aero engine related programs. Long-term demand is expected to be strong in the aerospace market due to the high levels of backlogs at our airframe and jet engine customers. Demand continued to be strong from the global infrastructure markets: chemical process industry, oil and gas, and electrical energy. Demand was weak from the U.S. automotive and housing markets. ATI titanium product shipments, including ATI-produced products for our Uniti titanium joint venture, were over 36 million pounds in the nine months 2008, a 19% increase over the same period of last year, as we leverage our manufacturing capabilities across both our High Performance Metals and Flat-Rolled Products segments and demonstrate our ability to supply diversified global markets with both long and flat-rolled products.
     Segment operating profit for the third quarter 2008 decreased 23%, compared to the third quarter 2007, to $248.4 million, or 17.8% of sales. Segment operating profit for the nine months 2008 decreased 26% compared to the 2007 period, to $759.8 million, or 18.1% of sales. The decreases in operating profit were primarily due to rapidly declining raw material costs, which resulted in higher cost material purchased earlier in the year flowing through cost of sales and not matching raw material indices or surcharge pricing mechanisms, as well as more competitive pricing for certain products, and product mix. Segment operating profit as a percentage of sales for the three month and nine month periods ended September 30, 2008 and 2007 were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
High Performance Metals	27.4%	37.3%	28.2%	34.8%
Flat-Rolled Products	13.4%	17.3%	13.4%	19.6%
Engineered Products	5.2%	6.9%	6.4%	9.4%
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
     Results for the third quarter 2008 included a LIFO inventory valuation reserve benefit of $41.0 million due to declining raw material costs, primarily nickel and nickel-bearing scrap, and titanium scrap. For the same 2007 period, the LIFO inventory valuation reserve benefit was $61.2 million. For the first nine months of 2008, LIFO inventory valuation reserve benefit was $36.3 million, compared to a benefit of $18.6 million for the comparable 2007 period.
     Third quarter and first nine months 2008 gross cost reductions, before the effects of inflation, totaled $35 million and $104 million, respectively, as we remained focused on reducing costs through improving operating efficiencies.
     In the first quarter 2007, we entered into four-year labor agreements with United Steelworkers represented employees at ATI Allegheny Ludlum and at ATI’s Albany, OR titanium operations. As a result of the new agreements, we recognized a non-recurring charge of $5.8 million, or $3.7 million after-tax, in 2007, which is primarily reflected in the year to date 2007 operating results of the High Performance Metals and Flat-Rolled Products business segments.
     Income before tax for the third quarter 2008 was $228.0 million, a decrease of $66 million compared to the third quarter 2007. Net income for the third quarter 2008 was $144.1 million, or $1.45 per share, compared to the third quarter 2007 of $193.9 million, or $1.88 per share. Third quarter 2008 results include an income tax provision of $83.9 million, or 36.8% of income before tax, compared to an income tax provision of $100.1 million, or 34.0% of income before tax, for the comparable 2007 quarter. The 2007 third quarter included a favorable one-time net tax benefit of $8.1 million, primarily related to the reduction of a deferred tax valuation allowance for certain state tax credits expected to be realized in future periods.
     Income before tax for the nine months ended September 30, 2008 was $698.0 million, a 25% decrease compared to the first nine months of 2007. Net income for the nine months ended September 30, 2008 was $455.0 million, or $4.51 per share, compared to $598.2 million, or $5.81 per share for the first nine months of 2007. Results for the first nine months of 2008 include an income tax provision of $243.0 million, or 34.8% of income before tax, which included the favorable one-time net tax benefit of $11.2 million in the second quarter. Results for the first nine months of 2007 include an income tax provision of $326.3 million, or 35.3% of income before tax, and benefited from a $12.1 million reduction in valuation allowances associated with state deferred tax assets.
     In the first nine months of 2008, our strong cash flow supported investments of $185 million in managed working capital, $365 million of capital expenditures, nearly $242 million in share repurchases, and dividend payments of over $54 million. We ended the quarter with nearly $273 million of cash on hand.
     We are focused on delivering solid financial results during this period of uncertainty. We now expect our fourth quarter 2008 results to be in the range of $1.00 to $1.10 per share, resulting in full year 2008 earnings of $5.51 to $5.61 per share. We expect 2008 fourth quarter volumes to be down and pricing to be very competitive for most of our products with the exceptions of grain-oriented electrical steel and our exotic alloys. The strike at The Boeing Company and the delay in their 787 aircraft production program has created uncertainty in the supply chain for both airframe and aero engine products. Demand is weak for our standard stainless sheet and plate products domestically and globally. With the exception of oil and gas, most markets for our standard stainless products are soft with housing, appliance, and automotive being particularly weak. According to industry reports, service center inventories of standard stainless products were low in the third quarter. These inventory levels could trend lower in the 2008 fourth quarter as some customers take actions to avoid raw material cost risk. However, even in this weak market, we expect to ship approximately 300,000 tons of standard stainless products in 2008, which is the low end of our targeted range. We are proactively adjusting the production levels of some of our products and increasing our 2009 cost reductions to meet this changing economic environment. We expect strong cash flow in the fourth quarter 2008, including a significant reduction in managed working capital.
     We believe the long-term growth opportunities of our major global end markets remain strong. We intend to continue to enhance our leadership position in specialty metals with a focus on near-term and long-term opportunities in the aerospace and defense, chemical processing industry, oil and gas, electrical energy generation and distribution, and medical markets.
High Performance Metals Segment
     Third quarter 2008 sales were $510.2 million, 2% lower than third quarter 2007 primarily due to lower shipments and selling prices for nickel-based and specialty alloys, and lower selling prices for titanium mill products, which was partially offset by increased shipments and higher prices for our exotic alloys, and higher titanium mill products shipments. Demand for our premium titanium alloys was good for jet engine applications. Demand for our titanium alloys was steady from airframe customers and improved from the biomedical market. Demand for our nickel-based alloys and specialty alloys was softer from the jet engine market and improved from the oil and gas and electrical energy markets. Demand for our exotic alloys was strong from the chemical process industry and was good from the aerospace and defense and nuclear energy markets.
     Segment operating profit in the quarter was $139.6 million, or 27.4% of sales, a $54.6 million decrease compared to the third quarter 2007. The third quarter 2008 operating profit was compressed by rapidly declining raw material costs, primarily titanium and titanium scrap, and nickel and nickel-bearing scrap. This resulted in higher cost material purchased earlier in the year flowing through cost of sales and not matching raw material indices included in the selling prices due to the long manufacturing cycle times of some of our products. This compression was partially offset by a $16.7 million reduction in the LIFO inventory valuation reserve, increased shipments and selling prices for zirconium products, higher titanium mill products shipments, and the benefits of gross cost reductions. The third quarter 2007 had a LIFO inventory valuation reserve benefit of $43.1 million. Results for the 2008 third quarter benefited from $18.2 million of gross cost reductions, bringing year to date 2008 gross cost reductions in this segment to $49.6 million.
     Certain comparative information on the segment’s major products for the three months ended September 30, 2008 and 2007 is provided in the following table:

	Three Months Ended
	September 30,		%
	2008	2007	Change
Volume (000’s pounds):
Titanium mill products	8,707	7,815	11%
Nickel-based and specialty alloys	10,365	10,999	(6)%
Exotic alloys	1,365	1,113	23%

Average prices (per pound):
Titanium mill products	$25.95	$29.43	(12)%
Nickel-based and specialty alloys	$18.82	$20.49	(8)%
Exotic alloys	$49.91	$45.16	11%
     The decline in the average selling price for titanium and titanium-based alloys, and nickel-based and specialty alloys was primarily due to lower raw material indices due to lower raw material costs and a more competitive pricing environment.
     For the nine months ended September 30, 2008, segment sales decreased 4% to $1.50 billion. Operating profit was $421.8 million for the nine months ended September 30, 2008, or 28.2% of sales, compared to $541.9 million, or 34.8% of sales, for the comparable prior year to date period. Shipments of titanium mill products increased primarily due to higher aerospace airframe volume. Shipments of nickel-based and specialty alloys declined primarily due to product mix and inventory management actions at distribution customers. The nine months 2008 operating profit was impacted by a more competitive pricing environment for certain titanium mill products and nickel-based alloys and superalloys. In addition, year to date 2008 margins were compressed by rapidly declining raw material costs, primarily titanium and titanium scrap, and nickel and nickel-bearing scrap. This resulted in higher cost material purchased earlier in the year flowing through cost of sales and not matching raw material indices included in the selling prices due to the long manufacturing cycle times of some of our products. These impacts were partially offset by increased shipments of titanium mill products, a $30.1 million reduction in the LIFO inventory valuation reserve, increased shipments and selling prices for exotic alloys, and the benefits of gross cost reductions. Results for the nine months 2007 included a LIFO inventory valuation reserve benefit of $34.9 million.
     Certain comparative information on the segment’s major products for the nine months ended September 30, 2008 and 2007 is provided in the following table:

	Nine Months Ended
	September 30,		%
	2008	2007	Change
Volume (000’s pounds):
Titanium mill products	25,184	22,692	11%
Nickel-based and specialty alloys	31,395	33,188	(5)%
Exotic alloys	4,194	3,524	19%

Average prices (per pound):
Titanium mill products	$25.93	$31.31	(17)%
Nickel-based and specialty alloys	$18.55	$19.42	(4)%
Exotic alloys	$47.74	$42.07	13%
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
Flat-Rolled Products Segment
     Third quarter 2008 sales were $764.6 million, 8% higher than the third quarter 2007, due primarily to increased shipments, including higher foreign sales, partially offset by lower raw material surcharges. Direct international sales increased $41.0 million to 26.9% of total 2008 segment sales. Demand was strong for our industrial titanium sheet, grain-oriented electrical steel, and nickel-based and specialty alloy products from the chemical process industry, oil and gas, and electrical energy markets. Shipments of standard stainless products increased 16% while total high-value products shipments increased 10%. Within high-value products, shipments of substantially all products, namely industrial titanium sheet, grain-oriented electrical steel, nickel-based alloys, and Precision Rolled Strip® products, exceeded year-ago levels. Average transaction prices for all products were 4% lower, primarily due to lower raw material surcharges, product mix, and more competitive prices for standard stainless products.
     Segment operating profit was $102.7 million or 13.4% of sales, a decrease of $20.3 million compared to the third quarter 2007, primarily as a result of lower average base selling prices for standard stainless products and the timing difference between raw material surcharges and costs. Third quarter 2008 operating profit was negatively impacted by lower base prices for standard stainless sheet and plate products. In addition, third quarter 2008 operating profit was compressed by a rapid decline in raw material costs, primarily nickel and nickel bearing scrap. This resulted in higher cost material purchased earlier in the year flowing through cost of sales and not matching raw material surcharges included in the selling prices due to the long manufacturing cycle times of some of our products. This compression was partially offset by increased shipments and higher selling prices for our grain-oriented electrical steel, increased shipments of our flat-rolled titanium products, increased shipments of standard grade sheet products, and the benefits of gross cost reductions. Declining raw material costs, primarily for nickel and nickel scrap, resulted in a LIFO inventory valuation reserve benefit of $25.1 million in the third quarter 2008. The third quarter 2007 included a LIFO inventory valuation benefit of $18.2 million.

     Results benefited from $14.3 million in gross cost reductions, bringing 2008 first nine months gross cost reductions in this segment to $47.5 million.
     Comparative information on the segment’s products for the three months ended September 30, 2008 and 2007 is provided in the following table:

	Three Months Ended
	September 30,		%
	2008	2007	Change
Volume (000’s pounds):
High value	133,322	121,674	16%
Standard	130,888	113,083	10%

Total	264,210	234,757	13%

Average prices (per lb.):
High value	$3.44	$3.37	2%
Standard	$2.27	$2.57	(12)%
Combined Average	$2.86	$2.99	(4)%
     For the nine months ended September 30, 2008, Flat-Rolled Products sales increased 2%, to $2.35 billion, compared to the nine months 2007, however, segment operating profit declined 30%, or $134.3 million, to $315.2 million, or 13.4% of sales, compared to $449.5 million, or 19.6% of sales, for the prior year-to-date period. Average prices for the first nine months 2008, which include surcharges, were 7% lower than the same period of last year. Demand was strong from the segment’s largest markets: chemical process industry, oil and gas, and electrical energy, which accounted for 54% of year-to-date segment sales. 2008 operating profit was negatively impacted by significantly lower base selling prices for standard stainless sheet and plate and by margin compression due to a rapid decline in raw material costs, primarily nickel and nickel bearing scrap. This resulted in higher cost material purchased earlier in the year flowing through cost of sales and not matching raw material surcharges included in the selling prices due to the long manufacturing cycle times of some of our products. These negative impacts were partially offset by increased shipment volumes for most products, higher selling prices for grain oriented electrical steel products and the benefits of gross cost reductions. Segment results for the 2008 year-to-date period included a LIFO inventory reserve benefit of $8.7 million, compared to a prior year LIFO inventory reserve charge of $16.0 million in 2007, due primarily to raw material cost deflation for nickel and nickel-bearing scrap.
     Comparative information on the segment’s products for the nine months ended September 30, 2008 and 2007 is provided in the following table:

	Nine Months Ended
	September 30,		%
	2008	2007	Change
Volume (000’s pounds):
High value	386,113	370,351	4%
Standard	481,372	424,200	13%

Total	867,485	794,551	9%

Average prices (per lb.):
High value	$3.29	$3.31	0%
Standard	$2.18	$2.49	(12)%
Combined Average	$2.68	$2.87	(7)%
Engineered Products Segment
     Sales for the third quarter 2008 of $117.6 million were 12% higher than the third quarter 2007. Demand was solid for our forged products from the construction and mining, and oil and gas markets. Demand for our cast products was good from the electrical energy market, particularly for wind and gas turbine components. Demand for our tungsten and tungsten carbide products was down due to the work stoppage in the aerospace supply chain and shipments were down to the oil and gas and construction and mining markets due to disruptions after Hurricane Ike. Demand from the aerospace market remained good for our titanium precision metal processing conversion services.

     Segment operating profit in the third quarter 2008 was $6.1 million, or 5.2% of sales, compared to $7.3 million, or 6.9% of sales, for the comparable 2007 period. An increase in operating profit due to increased sales was offset by $1.5 million start-up expenses with our Alpena, MI casting operation, and the negative impact of higher raw material costs which resulted in a LIFO inventory valuation reserve charge of $0.8 million. The third quarter 2007 included a LIFO inventory valuation reserve charge of $0.1 million. Prior year results were also impacted by start-up costs of our operation to internally produce ammonium paratungstate (APT), a key raw material of the tungsten and tungsten carbide products. Results benefited from $2.7 million of gross cost reductions, bringing year-to-date gross cost reductions in this segment to $6.7 million.
     For the nine months ended September 30, 2008, sales increased 9% to $355.7 million, and operating profit was $22.8 million, or 6.4% of sales, compared to $30.6 million, or 9.4% of sales in 2007. Operating results for the first nine months of 2008 include LIFO inventory valuation reserve charges of $2.5 million, whereas the first nine months of 2007 include LIFO inventory valuation reserve charges of $0.3 million. Operating results for the first nine months of 2008 were affected by higher raw material costs, operational execution issues, and start-up expenses associated with our Alpena, MI casting operation. Nine months 2007 results were negatively impacted by higher purchased raw material costs and APT plant start-up costs.
     We expect to begin to see some improvement in operating results in the Engineered Products segment. The product mix in our tungsten products business is improving and sales are growing in the aerospace and defense, electrical energy, oil and gas, and mining markets. Also, our new casting shop in Alpena, MI is expected to complete qualifications in the fourth quarter for certain wind energy products, and ramp up production in 2009. Demand for our castings is robust in wind energy applications.
Corporate Items
     Corporate expenses decreased to $13.4 million for the third quarter of 2008, compared to $18.5 million in the year-ago period. For the nine months ended September 30, 2008, corporate expenses were $46.5 million compared to $56.9 million in the prior year-to-date period. Changes in corporate expenses for the quarter and nine month periods are primarily due to lower expenses associated with annual and long-term performance-based cash incentive compensation programs.
     Net interest expense in the third quarter 2008 increased to $1.7 million from $0.1 million for the same period last year. The increase in net interest expense was primarily due to less interest income. For the nine months ended September 30, 2008, net interest expense was $2.8 million compared to $7.0 million in the prior year-to-date period. The declines in net interest expense in the nine months 2008 were primarily due to interest capitalization on capital projects offsetting lower interest income. As a result of capitalization of interest costs, interest expense was reduced by $17.7 million in the first nine months of 2008, and by $6.0 million in the first nine months of 2007.
     Other expense, net of gains on asset sales, includes charges incurred in connection with closed operations, pretax gains and losses on the sale of surplus real estate and other assets, and other non-operating income or expense. These items are presented primarily in selling and administration expenses, and in other income (expense) in the statement of income and resulted in other expense of $2.8 million for the third quarter of 2008 and $4.3 million for the third quarter of 2007. For the nine months ended September 30, 2008, other expense, net of gains on asset sales was $6.7 million, compared to $10.9 million for the comparable 2007 period. The decreases for the three and nine month periods ended September 30, 2008 were primarily related to lower charges for environmental costs at closed operations.
     Retirement benefit expense decreased to $2.5 million in the third quarter 2008, compared to $7.6 million in the third quarter 2007, primarily as a result of higher than expected returns on plan assets in 2007 and the positive benefits of voluntary pension contributions made over the last several years. In April 2008, we entered into a new five-year labor agreement with USW represented employees at our ATI Wah Chang operation. As a result, retirement benefit expense will be approximately $8 million for the full year 2008 due to the establishment of a VEBA for certain post-retirement benefits. This expense is being recognized over the last three quarters of 2008, with $2.3 million included in the third quarter 2008 and $5.4 million recorded year to date. For the third quarter 2008, the amount of retirement benefit expense included in cost of sales was $1.6 million, and the amount included in selling and administrative expenses was $0.9 million. For the third quarter 2007, the amount of retirement benefit expense included in cost of sales was $4.8 million, and the amount included in selling and administrative expenses was $2.8 million.

     For the nine months ended September 30, 2008, retirement expense was $5.8 million, compared to $22.7 million in the same period of 2007. Retirement benefit expense increased cost of sales for the nine months ended September 2008 by $3.4 million, and increased selling and administrative expenses by $2.4 million. For the nine months ended September 2007, retirement benefit expenses increased cost of sales by $14.9 million and increased selling and administrative expenses by $7.8 million.
     As of September 30, 2008, our U.S. defined benefit pension plan was approximately 92% funded which represents a decline in the funding level for this plan from the beginning of the year and results primarily from a significant decline in the value of global equity and fixed income investments held by the pension fund. If the value of the pension plan investments remains at this level at year-end, we would recognize a significant increase in pension expense in 2009 compared to 2008. We are not required to make cash contributions to our U.S. defined benefit pension plan for 2008. However, we expect to make a voluntary cash contribution of approximately $30 million in the fourth quarter 2008 to improve the plan’s funded position.
Income Taxes
     Results for the third quarter 2008 included a provision for income taxes of $83.9 million, or 36.8% of income before tax, for U.S. Federal, foreign and state income taxes. The third quarter 2007 included a provision of $100.1 million, or 34.0% of income before tax. For the first nine months of 2008, the provision for income taxes was $243.0 million, or 34.8% of sales, compared to $326.3 million, or 35.3% of sales, for the same period of 2007. The year to date 2008 tax provision included a favorable one-time net tax benefit of $11.2 million, primarily associated with tax refunds and credits related to prior years. The year to date 2007 tax provision included a benefit of $12.1 million due to reductions in state deferred tax asset valuation allowances due to increased state taxable income and the probability of realizing the corresponding state deferred tax assets.
Financial Condition and Liquidity
     We believe that internally generated funds, current cash on hand, and available borrowings under existing credit lines will be adequate to meet foreseeable liquidity needs, including a substantial expansion of our production capabilities over the next few years. We did not borrow funds under our $400 million domestic senior unsecured credit facility during the first nine months of 2008. However, a portion of this facility is utilized to support letters of credit.
     Our ability to access the credit markets in the future to obtain additional financing, if needed, may be influenced by our credit rating. As of September 30, 2008, Moody’s Investor Service’s senior unsecured debt rating for our Company was Baa3 with a stable outlook. As of September 30, 2008, Standard & Poor’s Ratings Services’ corporate credit and senior unsecured debt rating for our Company was BBB- with a stable outlook. Changes in our credit rating do not impact our access to, or the cost of, our existing credit facilities.
     We have no off-balance sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.
Cash Flow and Working Capital
     For the nine months ended September 30, 2008, cash provided by operating activities was $344.6 million, as operating earnings were partially offset by a $185.2 million increase in managed working capital. Investing activities included capital expenditures of $365.1 million. Cash used in financing activities was $331.5 million in the first nine months of 2008, and included purchases of $241.8 million of the Company’s common stock, dividend payments of $54.1 million, cash usage related to the repurchase of shares to satisfy employee-owed taxes on share-based compensation of $15.5 million, reductions in estimated federal and state income tax benefits from share-based compensation of $9.0 million, and a reduction in borrowings of $12.2 million. At September 30, 2008, cash and cash equivalents totaled $272.6 million, a decrease of $350.7 million from year end 2007.
     As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable and gross inventories, less accounts payable. In measuring performance in controlling this managed working capital, we exclude the effects of LIFO inventory valuation reserves, excess and obsolete inventory reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. At September 30, 2008, managed working capital was 31.8% of annualized sales, compared to 32.2% of annualized sales at December 31, 2007. During the first nine months of 2008, managed working capital increased by $185.2 million, to $1,811.7 million. The increase in managed working capital since December 31, 2007 was due to increased accounts receivable of $92.5 million, which reflects the timing of sales in the third quarter 2008 compared to the fourth quarter 2007, and increased inventory of $119.7 million, mostly as a result of increased business activity, which was partially offset by increased accounts payable of $27.0 million. While accounts receivable and inventory balances have increased during third quarter 2008, days sales outstanding, which measures actual collection timing for accounts receivable, have stayed relatively constant. Gross inventory turns, which excludes the effect of LIFO inventory valuation reserves, declined compared to year-end 2007, due primarily to a shift in mix to more value-added products and the increase in Flat-Rolled Products segment inventory balances.
The components of managed working capital were as follows:

	September 30,	December 31,
(in millions)	2008	2007
Accounts receivable	$744.5	$652.2
Inventories	1,083.9	916.1
Accounts payable	(414.4)	(388.4)

Subtotal	1,414.0	1,179.9

Allowance for doubtful accounts	6.4	6.3
LIFO reserves	338.4	374.6
Corporate and other	52.9	65.7

Managed working capital	$1,811.7	$1,626.5

Annualized prior two months sales	$5,703.7	$5,058.5

Managed working capital as a % of annualized sales	31.8%	32.2%

Change in managed working capital from December 31, 2007	$185.2

Capital Expenditures
     In the 2008 first nine months, we spent $365 million on capital expenditures. We currently expect ATI direct capital expenditures for 2008 to be approximately $470 million, with additional capital expenditures related to STAL, our Chinese joint venture company in which ATI has a 60% interest, to be approximately $70 million. The STAL expansion is expected to be funded through existing cash on-hand and internal cash flow of the joint venture plus bank credit lines of the joint venture. The financial results of STAL are consolidated into our financial statements with the 40% interest of our minority partner recognized as other income or expense in the consolidated statements of income and as a liability in the consolidated statements of financial position.
     We are significantly expanding our manufacturing capabilities to meet expected near-term and long-term demand growth from the aerospace (engine and airframe) and defense, chemical process industry, oil and gas, electrical energy, and medical markets, especially for titanium and titanium-based alloys, nickel-based alloys and superalloys, specialty alloys, and exotic alloys. These self-funded capital investments continue to progress and include:
•	The expansion of ATI’s aerospace quality titanium sponge production capabilities, including our titanium sponge facility in Albany, OR, and our greenfield premium-grade titanium sponge facility in Rowley, UT. The last reduction furnace at our Albany facility went into operation at the end of the first quarter 2008, which was ahead of schedule. With this approximately $100 million capital investment, the Albany facility has the capacity to produce aerospace quality titanium sponge at an annualized rate of 22 million pounds. Primarily due to the announced push-outs in Boeing’s 787 ramp-up schedule, we now intend to begin initial production at the Rowley, UT premium-grade sponge facility in the second quarter 2009. At full production, this facility is expected to produce 24 million pounds of premium-grade titanium sponge annually and will represent a total capital investment of approximately $460 million. Upon completion of these titanium sponge expansion projects, our annual sponge production capacity is projected to be 46 million pounds. In addition, the Utah facility will have the infrastructure in place to further expand annual capacity by approximately 18 million pounds, bringing the total annual capacity at that facility to 42 million pounds, if needed. We expect to supplement our requirements with titanium sponge and titanium scrap purchases from external sources.

•	The expansion of ATI’s melting capabilities for titanium and titanium-based alloys, nickel-based alloys and superalloys, and specialty alloys. For titanium melting, four new vacuum-arc remelt (VAR) furnaces are on line, and we expect one more titanium VAR furnace to be customer qualified by the end of the fourth quarter 2008. VAR melting is a consumable electrode re-melting process that improves the cleanliness and chemical homogeneity of the alloys. Our third Plasma Arc Melt (PAM) premium titanium melt furnace is in production and has completed conditional customer qualifications. We expect to have this PAM furnace qualified for all products, including premium grade jet engine rotating quality products, during the fourth quarter 2008. Plasma arc melting is a superior cold-hearth melting process for making alloyed titanium products for jet engine rotating parts, medical applications, and other critical applications. One new VAR furnace for nickel-based alloys and superalloys was qualified and began commercial production in the first quarter of 2008.

•	The expansion of ATI’s mill products processing and finishing capabilities for titanium and titanium-based alloys, nickel-based alloys and superalloys, and specialty alloys. Announced projects include a $260 million expansion of our titanium and superalloy forging capacity at our Bakers, NC facility through the addition of an integrated 10,000 ton press forge, 700mm rotary forge, and conditioning, finishing and inspection facilities to produce large diameter products needed for certain demanding applications. The conditioning, finishing and inspection facilities began operations in the third quarter 2008, and the forging operations are expected to be operational by the third quarter 2009. Forging is a hot-forming process that produces wrought forging billet and forged machining bar from an ingot. In June 2008, we commissioned the $60 million expansion of our titanium and specialty plate facility located in Washington, PA. In addition to titanium and titanium alloys, ATI’s specialty plate products include duplex alloys, superaustenitic alloys, nickel-based alloys, zirconium alloys, armor plate, and specialty and standard stainless grades. The Washington, PA expansion included increasing reheat furnace, annealing, and flattening capacity at the existing plate mill, expanding plate size capabilities, and implementing productivity improvements.

•	A new advanced specialty metals hot rolling and processing facility. Our Board of Directors approved, subject to satisfactory resolution of certain open issues, a strategic investment in ATI’s Flat-Rolled Products segment. The project is estimated to cost approximately $1.16 billion and take four years to complete. This investment, which is expected to be completed in 2012, is designed to produce exceptional quality, thinner, and wider hot-rolled coils at reduced cost with shorter lead times, and require lower working capital requirements. The return on investment should be more than 20% by 2014, including estimated annual cost reductions of $120 million. ATI has tentatively chosen to locate the advanced specialty metals hot rolling and processing facility at its Brackenridge, PA site pending resolution of certain open issues, including state and local approvals. When completed, we believe ATI’s new advanced specialty metals hot rolling and processing facility will provide unsurpassed manufacturing capability and versatility in the production of a wide range of flat-rolled specialty metals. We expect improved productivity, lower costs, and higher quality for our diversified product mix of flat-rolled specialty metals, including nickel-based and specialty alloys, titanium and titanium alloys, zirconium alloys, Precision Rolled Strip® products, and stainless sheet and coiled plate products. Our new advanced hot-rolling and processing facility is designed to be the most powerful mill in the world for production of specialty metals. It is designed to roll and process exceptional quality hot bands of up to 78.62 inches, or 2 meters, wide.

•	In connection with the new advanced specialty metals hot rolling and processing facility, we announced the consolidation of our Natrona, PA grain-oriented electrical steel melt shop into ATI’s Brackenridge, PA melt shop. This consolidation is expected to improve the overall productivity of ATI’s flat-rolled grain-oriented electrical steel and other stainless and specialty alloys, and reduce the cost of producing slabs and ingots. The investment should also result in significant reduction of particulate emissions. This consolidation is expected to be completed in 2010.

•	We are increasing our capacity to produce zirconium products through capital expansions of zirconium sponge production and VAR melting. This new zirconium sponge and melting capacity better positions ATI for the current and expected strong growth in demand from the nuclear electrical energy and chemical process industry markets.
          As a result of these strategic investments, which are intended to be self-funded, ATI’s annual capital expenditures are currently expected to remain in the range of $500 to $600 million for 2009 through 2012.
          Finally, our STAL joint venture commenced an expansion of its operations in Shanghai, China in late 2006. This expansion, which is expected to more than triple STAL’s rolling and slitting capacity to produce Precision Rolled

Strip® products, is estimated to cost approximately $110 million and is expected to be operational in the first quarter 2009.
Debt
     At September 30, 2008, we had $515.9 million in total outstanding debt, compared to $528.2 million at December 31, 2007, a decrease of $12.3 million. The decrease in debt was primarily due to scheduled debt maturity payments.
     In managing our overall capital structure, some of the measures on which we focus are net debt to total capitalization, which is the percentage of our debt, net of cash that may be available to reduce borrowings, to our total invested and borrowed capital, and total debt to total capitalization, which excludes cash balances. Net debt as a percentage of capitalization was 9.3% at September 30, 2008, compared to a negative 4.5% at December 31, 2007, as cash on hand exceeded total debt at the end of last year. The net debt to capitalization was determined as follows:

(in millions)	September 30, 2008	December 31, 2007
Total debt	$515.9	$528.2
Less: cash	(272.6)	(623.3)

Net debt (cash)	$243.3	$(95.1)

Net debt (cash)	$243.3	$(95.1)
Stockholders’ equity	2,364.7	2,223.5

Total capital	$2,608.0	$2,128.4

Net debt (cash) to capital ratio	9.3%	(4.5)%
Total debt to total capitalization improved to 17.9% at September 30, 2008 from 19.2% at December 31, 2007. Total debt to total capitalization was determined as follows:

(in millions)	September 30, 2008	December 31, 2007
Total debt	$515.9	$528.2
Stockholders’ equity	2,364.7	2,223.5

Total capital	$2,880.6	$2,751.7

Total debt to total capital ratio	17.9%	19.2%

     We did not borrow funds under our $400 million senior unsecured domestic credit facility during the first nine months of 2008, although a portion of the facility has been utilized to support the issuance of letters of credit. Outstanding letters of credit issued under the facility at September 30, 2008 were approximately $14 million. In the 2008 third quarter, the Company established a separate credit facility for the issuance of letters of credit. As of September 30, 2008, $28.6 million were outstanding under this credit facility.
     STAL, our Chinese joint venture company in which ATI has a 60% interest, has a 741 million renminbi (approximately $108 million at September 30, 2008 exchange rates) revolving credit facility with a group of banks. This credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners, and is intended to be utilized in the future for the expansion of STAL’s operations, which are located in Shanghai, China. As of September 30, 2008, there were no borrowings under this credit facility although STAL had approximately $12 million in letters of credit outstanding related to the expansion of its operations.
     The ratio of earnings to fixed charges for the three months and nine months ended September 30, 2008 was 20.0 and 20.9, respectively.
Dividends
     We paid a regular quarterly dividend of $0.18 per share of common stock on September 9, 2008 to stockholders of record at the close of business on August 22, 2008. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate.
Share Repurchase Program
     On November 1, 2007, our Board of Directors approved a share repurchase program of $500 million. Repurchases of Company common stock have been, and are expected to be made on the open market or in unsolicited or privately negotiated transactions. Share repurchases have been, and are expected to be funded from internal cash flow and cash on hand. The number of shares to be purchased, and the timing of the purchases, will be based on several factors, including other investment opportunities, the level of cash balances, and general business conditions. During the third quarter 2008, 3,400,000 shares of common stock were purchased at a cost of $153.4 million under this program. For the first nine months of 2008, 4,712,200 shares of common stock were purchased at a cost of $241.8 million. As of September 30, 2008, 5.4 million shares of common stock had been purchased under this program at a cost of $303.1 million.
Critical Accounting Policies
Inventory
     At September 30, 2008, we had net inventory of $1,083.9 million. Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO) and average cost methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. The prices for many of the raw materials we use have been volatile. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a rise in raw material costs has a negative effect on our operating results, while conversely, a fall in material costs results in a benefit to operating results. For example, in 2007, the effect of falling raw material costs on our LIFO inventory valuation method resulted in cost of sales which was $92.1 million lower than would have been recognized if we utilized the FIFO methodology to value our inventory. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold.
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
     We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting reserve, if any, is recognized as an expense in the period that the need for the reserve is identified. At September 30, 2008, no such reserves were required. It is our general policy to write-down to scrap value any inventory that is identified as obsolete and any inventory that has aged or has not moved in more than twelve months. In some instances this criterion is up to twenty-four months due to the longer manufacturing and distribution process for such products.
Retirement Benefits
     We have defined benefit and defined contribution pension plans covering substantially all of our employees. We account for our defined benefit pension plans in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (“FAS 87”), as amended by FAS 158 regarding the balance sheet presentation of pension assets and liabilities. These accounting standards require that amounts recognized in financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. A significant element in determining our pension (expense) income in accordance with these standards is the expected investment return on plan assets. In establishing the expected return on plan investments, which is reviewed annually in the fourth quarter, we take into consideration input from our third party pension plan asset managers and actuaries regarding the types of securities the plan assets are invested in, how those investments have performed historically, and expectations for how those investments will perform in the future. We apply this assumed rate to the market value of plan assets at the end of the previous year. This produces the expected return on plan assets that is included in annual pension (expense) income for the current year. The cumulative difference between this expected return and the actual return on plan assets is deferred and amortized into pension income or expense over future periods. The amount of expected return on plan assets can vary significantly from year-to-year since the calculation is dependent on the market value of plan assets as of the end of the preceding year. U.S. generally accepted accounting principles allow companies to calculate the expected return on pension assets using either an average of fair market values of pension assets over a period not to exceed five years, which reduces the volatility in reported pension income or expense, or their fair market value at the end of the previous year. However, the Securities and Exchange Commission currently does not permit companies to change from the fair market value at the end of the previous year methodology, which is the methodology that we use, to an averaging of fair market values of plan assets methodology. As a result, our results of operations and those of other companies, including companies with which we compete, may not be comparable due to these different methodologies in calculating the expected return on pension investments.
     Our expected return on pension plan investments for 2008 and each of the past four years has been 8.75%. While the actual return on pension plan assets was 10.9% for 2007, 18.2% for 2006, 9.7% for 2005, 11.7% for 2004, the return on pension plan assets through the first nine months of 2008 has been significantly negative due to the performance of the global equity and fixed income markets. If the value of pension plan investments remains at these depressed levels at year-end, we would recognize a significant increase in pension expense in 2009 compared to 2008.
     In accordance with changes in the accounting standards, we will determine the discount rate to be used to value pension plan liabilities as of the end of 2008. Previously, we had used November 30th as our measurement date. The discount rate reflects the current rate at which the pension liabilities could be effectively settled. In estimating this rate, we receive input from our actuaries regarding the rates of return on high quality, fixed-income investments with maturities matched to the expected future retirement benefit payments. Based on this assessment at the end of November 2007, we established a discount rate of 6.25% for valuing the pension liabilities as of the end of 2007, and for determining the pension expense for 2008. We had previously assumed a discount rate of 5.8% for 2006, which determined the 2007 expense, 5.9% for 2005, which determined the 2006 expense, and 6.1% for 2004, which determined the 2005 expense. The estimated effect of changing the discount rate by 0.50%, would decrease pension liabilities in the case of an increase in the discount rate, or increase pension liabilities in the case of a decrease in the discount rate by approximately $100 million. Such a change in the discount rate would decrease pension expense in the case of an increase in the discount rate, or increase pension expense in the case of a decrease in the discount rate by approximately $8 million. The effect on pension liabilities for changes to the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, are deferred and amortized over future periods in accordance with the accounting standards.
     We also sponsor several postretirement plans covering certain hourly and salaried employees and retirees. These plans provide health care and life insurance benefits for eligible employees. Under most of the plans, our contributions towards premiums are capped based upon the cost as of certain dates, thereby creating a defined contribution. For the non-collectively bargained plans, we maintain the right to amend or terminate the plans in the future. We account for these benefits in accordance with FAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“FAS 106”), as amended by FAS 158, which requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as benefits are paid. We use actuarial assumptions, including the discount rate and the expected trend in health care costs, to estimate the costs and benefit obligations for the plans. The discount rate, which is determined annually at the end of each year, is developed based upon rates of return on high quality, fixed-income investments. At the end of 2007, we determined this rate to be 6.25%, compared to a 5.8% discount rate in 2007, 5.9% discount rate in 2005, and 6.1% discount rate in 2004. The estimated effect of changing the discount rate by 0.50%, would decrease postretirement obligations in the case of an increase in the discount rate, or increase postretirement obligations in the case of a decrease in the discount rate by approximately $18 million. Such a change in the discount rate would decrease postretirement benefit expense in the case of an increase in the discount rate, or increase postretirement benefit expense in the case of a decrease in the discount rate by approximately $0.5 million.
     Certain of these postretirement benefits are funded using plan investments held in a Company-administered VEBA trust. The expected return on plan investments is a significant element in determining postretirement benefits expenses in accordance with accounting standards. In establishing the expected return on plan investments, which is reviewed annually in the fourth quarter, we take into consideration the types of securities the plan assets are invested in, how those investments have performed historically, and expectations for how those investments will perform in the future. For 2008, our expected return on investments held in the VEBA trust was 9% which is higher than the return expected on pension plan investments due to a higher percentage of private equity investments held by the VEBA trust. This assumed long-term rate of return on investments is applied to the market value of plan assets at the end of the previous year. This produces the expected return on plan investments that is included in annual postretirement benefits expenses for the current year. While the actual return on investments held in the VEBA trust was 16.9% in 2007, 50.0% in 2006, 11.6% in both 2005 and 2004, the returns on investments through the first nine months of 2008 have been significantly negative. If the value of VEBA trust investments remains at the September 30, 2008 level, we would recognize increased retirement benefit expense in 2009 compared to 2008.
     The accounting standards require that the net funded position of the plans, as measured by the projected benefit obligation (“PBO”) in the case of pension plans, and by the accumulated postretirement benefit obligation (“APBO”) in the case of other postretirement benefit plans, be recognized as an asset or liability in the employer’s balance sheet. The funding status of the plans, as recognized on the balance sheet, is adjusted each year at the end of the year for changes. The funded status of the plans is highly dependent upon the market value of plan investments at the end of year and the discount rate assumptions used to value benefit plan obligations. As of September 30, 2008, the Company’s balance sheet included a $266.4 million prepaid pension asset which represented the overfunded position of pension plan as of the end of 2007, and a $470.1 million liability for long-term retirement benefits, primarily postretirement benefit plans. As of September 30, 2008, our U.S. defined benefit pension plan was approximately 92% funded which represents a significant decline in value of equity investments held by the pension fund. If the value of pension plan investments remains at this level, or declines further at 2008 year-end, we would be required to adjust the funded position of plan recognized on the balance sheet to eliminate the prepaid pension asset and establish a liability for the funded position of the pension plan utilizing the values of plan assets and liabilities as of at the end of the 2008. Any such adjustment in funded status, net of deferred taxes, would be recognized as a reduction in stockholders’ equity.
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
Pending New Accounting Pronouncements
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“FAS 161”), “Disclosures about Derivative Instruments and Hedging Activities”. FAS 161 amends and expands the disclosure requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal periods beginning after November 15, 2008. We will include the required disclosures beginning with our 2009 financial statements.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“FAS 160”), “Noncontrolling Interests in Consolidated Financial Statements.” FAS 160 changes the classification of noncontrolling (minority) interests on the balance sheet and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under the new standard, noncontrolling interests are considered equity and are to be reported as an element of stockholders’ equity rather than within the mezzanine or liability sections of the balance sheet. In addition, the current practice of reporting minority interest expense or benefit also will change. Under the new standard, net income will encompass the total income before minority interest expense. The income statement will include separate disclosure of the attribution of income between the controlling and noncontrolling interests. Increases and decreases in the noncontrolling ownership interest amount are to be accounted for as equity transactions. FAS 160 is effective for fiscal years beginning after December 15, 2008, and earlier application is prohibited. Upon adoption, the balance sheet and the income statement will be recast retrospectively for the presentation of noncontrolling interests. The other accounting provisions of the statement are required to be adopted prospectively. We are currently evaluating the impact of adopting FAS 160, including the reporting of the minority interest in our STAL joint venture, on our financial statements. As of September 30, 2008, other long-term liabilities included $67 million for minority interest in our STAL joint venture, which will be reported as an element of stockholders’ equity upon adoption of FAS 160.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     As part of our risk management strategy, we utilize derivative financial instruments, from time to time, to hedge our exposure to changes in raw material prices, foreign currencies, and interest rates. We monitor the third-party financial institutions which are our counterparty to these financial instruments on a daily basis and diversify our transactions among counterparties to minimize exposure to any one of these entities.
Interest Rate Risk. We attempt to maintain a reasonable balance between fixed- and floating-rate debt to keep financing costs as low as possible. At September 30, 2008, we had approximately $52 million of floating rate debt outstanding with a weighted average interest rate of approximately 4.2%. Approximately $31 million of this floating rate debt is capped at a 6% maximum interest rate. Since the interest rate on floating rate debt changes with the short-term market rate of interest, we are exposed to the risk that these interest rates may increase, raising our interest expense in situations where the interest rate is not capped. For example, a hypothetical 1% increase in the rate of interest on the $21 million of our outstanding floating rate debt not subjected to a cap would result in increased annual financing costs of approximately $0.2 million.
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
     At September 30, 2008, the outstanding financial derivatives used to hedge our exposure to natural gas cost volatility represented approximately 30% of our forecasted requirements for the next three years. The net mark-to-market valuation of these outstanding hedges at September 30, 2008 was an unrealized pre-tax loss of $7.9 million, of which $6.6 million was presented in accrued liabilities on the balance sheet with the remainder included in other long-term liabilities. The effects of the hedging activity will be recognized in income over the designated hedge periods. For the nine months ended September 30, 2008, the effects of natural gas hedging activity reduced cost of sales by $6.6 million.

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
     The majority of our products are sold utilizing raw material surcharges and index mechanisms. However as of September 30, 2008, we had entered into financial hedging arrangements at the request of our customers related to firm orders for approximately 9% of our total annual nickel requirements. Any gain or loss associated with these hedging arrangements is included in the selling price to the customer requesting the hedge over the designated hedge period. At September 30, 2008, the net mark-to-market valuation of these outstanding hedges was an unrealized pre-tax loss of $21.8 million, of which $20.2 million is included in accrued liabilities on the balance sheet with the remainder included in other long-term liabilities.
Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies expected to be received from our export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk. In addition, we may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At September 30, 2008, the net mark-to-market valuation of the outstanding foreign currency forward contracts was an unrealized pre-tax gain of $8.6 million, of which $2.1 million is included in other current assets on the balance sheet with the remainder included in other long-term assets.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of September 30, 2008, and they concluded that these controls and procedures are effective.
(b) Changes in Internal Controls
There was no change in our internal control over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures as of September 30, 2008, conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     A number of lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, commercial, government contracting, employment, employee benefits, environmental and health and safety, and stockholder matters. Certain of such lawsuits, claims and proceedings are described in our Annual Report on Form 10-K for the year ended December 31, 2007, and addressed in Note 11 to the unaudited interim financial statements included herein. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.
Item 1A. Risk Factors
     In addition to the risk factors and other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described below or in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Cyclical Demand for Products. The cyclical nature of the industries in which our customers operate causes demand for our products to be cyclical, creating potential uncertainty regarding future profitability. Various changes in general economic conditions may affect the industries in which our customers operate. These changes could include decreases in the rate of consumption or use of our customers’ products due to economic downturns. Other factors that may cause fluctuation in our customers’ positions are changes in market demand, lower overall pricing due to domestic and international overcapacity, currency fluctuations, lower priced imports and increases in use or decreases in prices of substitute materials. As a result of these factors, our profitability has been and may in the future be subject to significant fluctuations.
     Worldwide economic conditions have recently deteriorated significantly and may remain depressed, or could worsen, in the foreseeable future. These conditions may have a material adverse effect on demand for our customers’ products and, in turn, on demand for our products. If these conditions persist or worsen, our results of operations and financial condition could be materially adversely affected.
Risks Associated with the Commercial Aerospace Industry. A significant portion of the sales of our High Performance Metals segment represents products sold to customers in the commercial aerospace industry. The commercial aerospace industry has historically been cyclical due to factors both external and internal to the airline industry. These factors include general economic conditions, airline profitability, consumer demand for air travel, varying fuel and labor costs, price competition, and international and domestic political conditions such as military conflict and the threat of terrorism. The length and degree of cyclical fluctuation are influenced by these factors and therefore are difficult to predict with certainty. Demand for our products in this segment is subject to these cyclical trends. A downturn in the commercial aerospace industry would adversely affect the prices at which we are able to sell these and other products, and our results of operations, business and financial condition could be materially adversely affected.
     The Boeing Company, with which we have a long-term titanium supply agreement, has experienced a labor strike that has prevented it from building new aircraft, and has experienced delays in the introduction of its new 787 aircraft. These conditions have created uncertainty in the aerospace supply chain generally and, if they persist for a significant length of time, could have a material adverse effect on our results of operations. On October 27, 2008, it was announced that tentative terms for a labor contract had been reached between Boeing and the International Association of Machinists and Aerospace Workers.
Risks Associated with Retirement Benefits. Our U.S. qualified defined benefit pension plan was fully funded in accordance with the requirements of the Employee Retirement Income Security Act of 1974 (ERISA), and the Internal Revenue Code, as of December 31, 2007. Based upon current analyses and forecasts, we do not expect to be required to make contributions to the defined benefit pension plan for at least the next several years. However, a significant decline in the value of plan investments in the future or unfavorable changes in laws or regulations that govern pension plan funding could materially change the timing and amount of required pension funding. Depending on the timing and amount, a requirement that we fund our defined benefit pension plan could have a material adverse effect on our results of operations and financial condition.
     As of September 30, 2008, our U.S. defined benefit pension plan was approximately 92% funded, which represents a decline in the funding level for this plan from the beginning of the year and results primarily from a significant decline in the value of equity investments held by the pension plan. If the value of pension plan investments remains at this depressed level at year-end, or further deteriorates, we would recognize a significant increase in pension expense in 2009 compared to 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding the Company’s stock repurchases during the period covered by this report, including repurchases under the $500 million share repurchase program approved by the Company’s Board of Directors on November 1, 2007.

				Maximum Number (or
			Total Number of	Approximate Dollar
	Total Number		Shares (or Units)	Value) of Shares (or
	of Shares (or	Average Price	Purchased as Part of	Units) that May Yet Be
	Units)	Paid per Share	Publicly Announced	Purchased Under the
Period	Purchased	(or Unit)	Plans or Programs	Plans or Programs

July 1-31, 2008	400,000	$46.37	400,000	$331,813,014
August 1-31, 2008	1,800,000	47.38	1,800,000	246,522,584
September 1-30, 2008	1,200,000	41.32	1,200,000	196,942,094

Total	3,400,000	$45.12	3,400,000	$196,942,094
Item 6. Exhibits

(a)	Exhibits

	10.1	Administrative Rules for the Non-Employee Director Restricted Stock Program, effective as of May 2, 2007 and as amended through August 1, 2008 (filed herewith).

	10.2	Summary of Non-Employee Director Compensation Program (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K for the event dated August 1, 2008 (File No. 1-12001)).

	12.1	Computation of Ratio of Earnings to Fixed Charges.

	31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

	31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

	32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHENY TECHNOLOGIES INCORPORATED
(Registrant)

Date: October 31, 2008	By:	/s/ Richard J. Harshman
Richard J. Harshman
Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: October 31, 2008	By:	/s/ Dale G. Reid
Dale G. Reid
Vice President, Controller and Chief Accounting Officer and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX
10.1	Administrative Rules for the Non-Employee Director Restricted Stock Program, effective as of May 2, 2007 and as amended through August 1, 2008 (filed herewith).

10.2	Summary of Non-Employee Director Compensation Program (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K for the event dated August 1, 2008 (File No. 1-12001)).

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350.