Form 10-K
period 2008-12-31
ALLEGHENY TECHNOLOGIES INC
filed 2009-02-23
CIK 1018963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
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
Yes ☐       No ☑
     On February 13, 2009, the Registrant had outstanding 97,454,624 shares of its Common Stock.
The aggregate market value of the Registrant’s voting stock held by non-affiliates at June 30, 2008 was approximately $5.93 billion, based on the closing price per share of Common Stock on June 30, 2008 of $59.28 as reported on the New York Stock Exchange, and at February 13, 2009 was approximately $2.41 billion, based on the closing price per share of Common Stock on that date of $24.91 as reported on the New York Stock Exchange. Shares of Common Stock known by the Registrant to be beneficially owned by directors and officers of the Registrant subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are not included in the computation. The Registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Exchange Act.
Documents Incorporated By Reference
Selected portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2009 are incorporated by reference into Part III of this Report.

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
Our Business
Allegheny Technologies is one of the largest and most diversified specialty metals producers in the world. We use innovative technologies to offer growing global markets a wide range of specialty metals solutions. Our products include titanium and titanium alloys, nickel-based alloys and superalloys, zirconium, hafnium and niobium, stainless and specialty steel alloys, grain-oriented electrical steel, tungsten-based materials and cutting tools, carbon alloy impression die forgings, and large grey and ductile iron castings. Our specialty metals are produced in a wide range of alloys and product forms and are selected for use in applications that demand metals having exceptional hardness, toughness, strength, resistance to heat, corrosion or abrasion, or a combination of these characteristics.
     We focus our technological and unsurpassed manufacturing capabilities to serve global end use markets with highly diversified and specialized product offerings. Strategic end use markets for our products include:
     Aerospace and Defense. We are a world leader in the production of premium titanium alloys, nickel-based and cobalt-based alloys and superalloys, and vacuum-melted specialty alloys used in the manufacture of both commercial and military jet engines, as well as replacement parts for those engines. We also produce titanium alloys, vacuum-melted specialty alloys, and high-strength stainless alloys for use in commercial and military airframes, airframe components and missiles. ATI produces unique titanium and high-hard steel alloys as well as engineered parts and castings for the current and next-generation armor vehicles.
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
     We continuously seek to develop new alloys to better serve the needs of this end use market. For example, we have developed ATI 425® titanium, a new cold-rollable alloy, as a lower cost alternative to the most popular high-strength titanium alloys, for use in airframe components. We have also developed Allvac® 718 Plus® alloy, a new nickel-based superalloy that can withstand higher temperatures than the standard 718 superalloy, for use in the next generation of fuel efficient jet engines. ATI 425® — MIL cold-rollable titanium is an innovative new armor alloy that has the advantage of superior formability as compared to conventional high-strength titanium alloys. ATI 500™ — MIL high-hard steel armor is an innovative armor material that meets the demanding specifications for superior ballistic performance and is easier to fabricate than similar armor materials.
     Demand for our products by the aerospace and defense market has increased significantly over the last several years. Based on current forecasts and existing backlogs reported by the two manufacturers of large commercial aircraft, we expect demand in this market to remain strong over the next several years. However, near-term growth could be limited due to the weakening global economy.

     Chemical Process Industry and Oil and Gas. The environments in which oil and gas can be found in commercial quantities have become more challenging, involving deep offshore wells, high pressure and temperature conditions, sour wells and unconventional sources, such as oil sands. There is also increased interest in biofuels, such as ethanol, as an alternative or supplement to gasoline and other fossil fuels. Ethanol is corrosive and our specialty alloys are used in its manufacture and storage.
     All of our business segments produce metals that are critical to the chemical process industry and oil and gas industry. Our specialty metals, including titanium and titanium alloys, nickel-based alloys, zirconium alloys, stainless steel alloys and other specialty alloys, have the strength and corrosion resistant properties necessary in the chemical process industry, and global demand for these materials has been increasing in recent years, particularly in growing industrial markets in Asia. We also provide advanced specialty metals used in offshore oil and gas production, including offshore piping systems and subsea oil and gas fields.
     We continuously seek to develop new alloys to better serve the needs of this end use market. For example, we have developed AL 2003™ lean duplex alloy for use in deep-water oil and gas applications. ATI 2003 lean duplex stainless, ATI 2205™ duplex stainless, and AL-6XN® superaustenitic stainless steel in strip and plate product forms are NORSOK qualified. ATI’s titanium castings are also qualified under NORSOK standards. The NORSOK standards are developed by the Norwegian petroleum industry and are intended to identify metals used in oil and gas applications that are safe and cost-effective.
     Tungsten is the most dense and heat resistant metal commercially available. One application for our tungsten products is oil and gas drill bit inserts. As drilling methods, including directional drilling, become more complex, our advanced tungsten carbide and diamond matrix materials are often utilized in order to enable faster drilling and longer drill bit life.
     Electrical Energy. Our specialty metals are widely used in the global electric power generation and distribution industry. We believe that U.S. and European energy needs and environmental policies and the electrification of developing countries will continue to drive demand for our specialty metals products that we sell for use in this industry.
     Coal-fired power plants account for more than one-half of the electricity produced in the United States. Under the Clean Air Interstate Rule adopted by the U.S. Environmental Protection Agency (EPA), power plants in several eastern states will be required, in stages through 2015, to dramatically reduce emissions of sulfur dioxide and nitrous oxide generated from the burning of coal. Most of these plants will be required to install additional filtration systems, or “scrubbers”, which are made of specialty metals we produce, on their smokestacks to comply with the rule. Demand for our specialty metals for pollution control systems is also significant in growing industrial economies, including China. We supply a broad range of alloys, including many proprietary alloys, for these applications. AL-6XN alloy, a 6-molybdenum super-austenitic alloy, is used in absorber towers, piping, damper doors, ducting and vessels. The nickel-based ATI 22™ and ATI 276™ alloys are used in the absorber inlet, absorber outlet ducting, damper door seals, and expansion joints.
     Nuclear power plants are a sustainable source of electrical energy, and plans to construct and refurbish nuclear power plants have been announced in many areas of the world. ATI is a premier supplier of certified nuclear-grade alloys and specialty alloys for applications that range from the reactor core to steam water systems to spent-fuel storage, transportation and repository activities. ATI has a track record in the nuclear energy market that dates to the first commercial nuclear energy reactor built in the United States. We are investing to expand our production capabilities and capacity to support expected growth of the nuclear energy market. We are expanding our zirconium sponge capacity, which yields hafnium as a byproduct. Zirconium alloys are used for fuel cladding, end pins, fuel bundle components, and core pressure tubes.
     For electrical power generation, our specialty metals and corrosion resistant alloys (CRAs) and ductile iron castings are used in coal, nuclear, natural gas, and wind power applications. In coal-fired plants, our CRAs are used for pipe, tube, and heat exchanger applications in water systems in addition to the pollution control scrubbers mentioned above. For nuclear power plants, we are an industry pioneer in producing reactor-grade zirconium and hafnium alloys nuclear fuel cladding and structural components. Our CRAs are also used in water systems for nuclear power plants. We are a technology leader for large diameter nickel-based superalloys used in natural gas turbines for power generation. We are also one of a few producers of very large ductile iron castings used for wind turbines.
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
     Enhancing and Expanding Our Manufacturing Capabilities and Capacity. Demand for our products from the aerospace and defense, chemical process industry and oil and gas, electrical energy, and medical markets increased significantly over the last several years. We are currently undertaking a multi-phase program to enhance and expand our capabilities and capacities to produce premium specialty metals aimed at these strategic markets. Over the last four years we have invested approximately $1.3 billion of internally generated funds to renew and expand our annual titanium sponge production capabilities to approximately 46 million pounds; expand our premium titanium alloy melt and remelt capacity; expand our nickel-based alloy and superalloy melt and remelt capacity; expand our titanium and specialty alloy plate capacity; and expand our premium titanium and nickel-based superalloy forging capacity. We believe these investments will strengthen and enhance ATI’s leadership position in the production of high technology specialty metals.
Business Segments
We operate in the following three business segments, which accounted for the following percentages of total revenues of $5.3 billion, $5.5 billion, and $4.9 billion for the years ended December 31, 2008, 2007, and 2006, respectively:

	2008	2007	2006
High Performance Metals	37%	38%	37%
Flat-Rolled Products	55%	54%	54%
Engineered Products	8%	8%	9%
High Performance Metals Segment
Our High Performance Metals segment produces, converts and distributes a wide range of high performance alloys, including nickel- and cobalt-based alloys and superalloys, titanium and titanium-based alloys, exotic metals such as zirconium, hafnium, niobium, nickel-titanium, and their related alloys, and other specialty alloys, primarily in long product forms such as ingot, billet, bar, shapes and rectangles, rod, wire, seamless tube, and castings. We are integrated from raw materials (sponge) to melt, remelt, and finish processing in our titanium and titanium alloys, and zirconium and hafnium alloys products. The major end markets served by our High Performance Metals segment are aerospace and defense, chemical process industry, oil and gas, electrical energy, and medical. Most of the products in our High Performance Metals segment are sold directly to end-use customers. A significant portion of our High Performance Metals segment products are sold under multi-year agreements. The operating units in this segment are ATI Allvac, ATI Allvac Ltd (U.K.) and ATI Wah Chang.
     Approximately 70% of High Performance Metals segment revenue is derived from the aerospace and defense market. Demand for our products is driven primarily by the commercial aerospace cycle and the growing use of our specialty metals, particularly titanium alloys, in the latest and future generations of airframes and jet engines. Large aircraft and aircraft engines are manufactured by a small number of companies, such as The Boeing Company, Airbus S.A.S (an EADS company), Bombardier Aerospace (a division of Bombardier Inc.), Embraer (Empresa Brasileira de Aeronáutica S.A.) for airframes, and GE — Aviation (a division of General Electric Company), Pratt & Whitney (a United Technologies Corp. company), Rolls-Royce, Snecma, SAFRAN Group, and joint ventures for jet engines. These companies and their suppliers form a substantial part of our customer base in this business segment. ATI supplies the aerospace and defense supply chain with nickel- and cobalt-based alloys, titanium alloys, and vacuum-melted specialty alloys for commercial and military jet engines, both original engines and spare parts. For commercial and military airframe and structural parts, ATI manufactures titanium alloys, vacuum-melted specialty alloys, and high-strength stainless alloys. The loss of one or more of our customers in the aerospace and defense market could have a material adverse effect on ATI’s results of operations and financial condition.
Flat-Rolled Products Segment
Our Flat-Rolled Products segment produces, converts and distributes stainless steel, nickel-based alloys, titanium and titanium-based alloys and specialty alloys, in a variety of product forms, including plate, sheet, engineered strip, and Precision Rolled Strip® products, as well as grain-oriented electrical steel sheet. The major end markets for our flat-rolled products are chemical process industry, oil and gas, electrical energy, automotive, food equipment and appliances, machine and cutting tools, construction and mining, aerospace and defense, and electronics, communication equipment and computers. The operations in this segment are ATI Allegheny Ludlum, our 60% interest in the Chinese joint venture company known as Shanghai STAL Precision Stainless Steel Company Limited (STAL), and our 50% interest in the industrial titanium joint venture known as Uniti LLC. The remaining 40% interest in STAL is owned by the Baosteel Group, a state authorized investment company whose equity securities are publicly traded in the People’s Republic of China. The remaining 50% interest in Uniti LLC is held by Verkhnaya Salda Metallurgical Production Association (VSMPO), a Russian producer of titanium, aluminum, and specialty steel products.
     Stainless steel, nickel-based alloys and titanium sheet products are used in a wide variety of industrial and consumer applications. In 2008, approximately 60% by volume of our stainless sheet products were sold to independent service centers, which have slitting, cutting or other processing facilities, with the remainder sold directly to end-use customers.
     Engineered strip and very thin Precision Rolled Strip products are used by customers to fabricate a variety of products primarily in the automotive, construction, and electronics markets. In 2008, approximately 85% by volume of our engineered strip and Precision Rolled Strip products were sold directly to end-use customers or through our own distribution network, with the remainder sold to independent service centers.
     Stainless steel, nickel-based alloy and titanium plate products are primarily used in industrial markets. In 2008, approximately 50% by volume of our plate products were sold to independent service centers, with the remainder sold directly to end-use customers.
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
     We face competition from both domestic and foreign companies. Some of our foreign competitors are either directly or indirectly government subsidized. In 1999, the United States imposed antidumping and countervailing duties on dumped and subsidized imports of stainless steel sheet and strip in coils and stainless steel plate in coils from companies in ten foreign countries. These duties were reviewed by the U.S. Commerce Department and the U.S. International Trade Commission in 2005 and generally remain in effect. We continue to monitor unfairly traded imports from foreign producers for appropriate action.
Major Competitors
Nickel-based alloys and superalloys and specialty steel alloys
•	Carpenter Technology Corporation: A

•	Special Metals Corporation, a PCC company: C

•	Haynes International, Inc.: B

•	ThyssenKrupp VDM GmbH, a company of ThyssenKrupp Stainless (Germany): C
Titanium and titanium-based alloys
•	Titanium Metals Corporation: C

•	RMI Titanium, an RTI International Metals Company: C

•	VSMPO — AVISMA (Russia): A
Exotic alloys
•	Cezus, a group member of AREVA (France): A

•	HC Stark: A

•	Western Zirconium Plant of Westinghouse Electric Company, owned by Toshiba Corporation: A
Stainless steel
•	AK Steel Corporation: B

•	North American Stainless (NAS), owned by Acerinox S.A. (Spain): B

•	Outokumpu Stainless Plate Products, owned by Outokumpu Oyj (Finland): B

•	Imports from

-	Arcelor Mittal (France, Belgium and Germany): B

-	Mexinox S.A. de C.V., group member of ThyssenKrupp AG: B

-	ThyssenKrupp AG (Germany): B

-	Ta Chen International Corporation (Taiwan): B

-	Various Chinese producers: B
Tungsten and tungsten carbide products
•	Kennametal Inc.: D

•	Iscar (Israel): D

•	Sandvik AB (Sweden): D

•	Seco Tools AB (Sweden), owned by Sandvik A.B.: D
KEY – A = Primarily High Performance Metals segment, B = Primarily Flat-Rolled Products segment, C = Both High Performance Metals and Flat-Rolled Products segments, D = Primarily Engineered Products segment
Raw Materials and Supplies
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
     Purchase prices of certain principal raw materials have been volatile. As a result, our operating results may be subject to significant fluctuation. We use raw materials surcharge and index mechanisms to offset the impact of increased raw material costs; however, competitive factors in the marketplace may limit our ability to institute such mechanisms, and there can be a delay between the increase in the price of raw materials and the realization of the benefit of such mechanisms. For example, in 2008 we used approximately 80 million pounds of nickel; therefore a hypothetical increase of $1.00 per pound in nickel prices would result in increased costs of approximately $80 million. We also used approximately 500 million pounds of ferrous scrap in the production of our flat-rolled products in 2008 so that a hypothetical increase of $0.01 per pound in ferrous scrap prices would result in increased costs of approximately $5 million.
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
Export Sales and Foreign Operations
Direct international sales represented approximately 28% of our total annual sales in 2008, 27% of our total sales in 2007, and 24% of our total sales in 2006. These figures include direct export sales by our U.S.-based operations to customers in foreign countries, which accounted for approximately 21% of our total sales in 2008, 19% of our total sales in 2007, and 16% of our total sales in 2006. Our overseas sales, marketing and distribution efforts are aided by our international marketing and distribution offices, ATI Europe, ATI Europe Distribution, and ATI Asia, or by independent representatives located at various locations throughout the world. We believe that nearly 50% of ATI’s 2008 sales were driven by global markets when we consider exports of our customers.

     Direct sales by geographic area in 2008, and as a percentage of total sales, were as follows:

(In millions)

United States	$3,816.4	72%
Europe	796.1	15%
Far East	445.6	8%
Canada	154.1	3%
South America, Middle East and other	97.5	2%

Total sales	$5,309.7	100%

     ATI Allvac Ltd has manufacturing capabilities for melting, remelting, forging and finishing nickel-based alloys and specialty alloys in the United Kingdom. ATI Metalworking Products, which has manufacturing capabilities in the United Kingdom and Switzerland, sells high precision threading, milling, boring and drilling components, tungsten carbide burrs, rotary tooling and specialty abrasive wheels and discs for the European market from locations in the United Kingdom, Switzerland, Germany, France, Italy and Spain. Our STAL joint venture in the People’s Republic of China produces Precision Rolled Strip products, which enables us to offer these products more effectively to markets in China and other Asian countries. Our Uniti LLC joint venture allows us to offer titanium products to industrial markets more effectively worldwide.
Backlog, Seasonality and Cyclicality
Our backlog of confirmed orders was approximately $1.3 billion at December 31, 2008 and $1.0 billion at December 31, 2007. We expect that approximately 95% of confirmed orders on hand at December 31, 2008 will be filled during the year ending December 31, 2009. Backlog of confirmed orders of our High Performance Metals segment was approximately $674 million at December 31, 2008 and $683 million at December 31, 2007. We expect that approximately 93% of the confirmed orders on hand at December 31, 2008 for this segment will be filled during the year ending December 31, 2009. Backlog of confirmed orders of our Flat-Rolled Products segment was approximately $0.5 billion at December 31, 2008 and $0.2 billion at December 31, 2007. We expect that all of the confirmed orders on hand at December 31, 2008 for this segment will be filled during the year ending December 31, 2009.
     Generally, our sales and operations are not seasonal. However, demand for our products is cyclical over longer periods because specialty metals customers operate in cyclical industries and are subject to changes in general economic conditions and other factors both external and internal to those industries.
Research, Development and Technical Services
     We believe that our research and development capabilities give ATI an advantage in developing new products and manufacturing processes that contribute to the profitable growth potential of our businesses on a long-term basis. We conduct research and development at our various operating locations both for our own account and, on a limited basis, for customers on a contract basis. Research and development expenditures for each of our three segments for the years ended December 31, 2008, 2007, and 2006 included the following:

(In millions)	2008	2007	2006

Company-Funded:
High Performance Metals	$10.6	$9.5	$5.9
Flat-Rolled Products	2.0	1.9	1.5
Engineered Products	2.3	2.6	2.2

	$14.9	$14.0	$9.6

Customer-Funded:
High Performance Metals	$0.2	$0.4	$0.2
Flat-Rolled Products	—	0.1	0.3

	$0.2	$0.5	$0.5

Total Research and Development	$15.1	$14.5	$10.1

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
     Our Corporate Guidelines for Business Conduct and Ethics address compliance with environmental laws as well as employment and workplace safety laws, and also describe our commitment to equal opportunity and fair treatment of employees. We continued to realize significant progress in safety across ATI’s operations. As a result of our continuing focus on and commitment to safety, in 2008 our OSHA Total Recordable Incident Rate improved by 17% to 2.51 and our Lost Time Case Rate improved by 35% to 0.34, which we believe to be competitive with world class performance.
Employees
We have approximately 9,600 full-time employees. A portion of our workforce is covered by various collective bargaining agreements, principally with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USW”), including: approximately 2,745 Allegheny Ludlum production, office and maintenance employees covered by collective bargaining agreements that are effective through June 2011, approximately 390 Allvac Albany, Oregon (Oremet) employees covered by a collective bargaining agreement that is effective through June 2011, approximately 650 Wah Chang employees covered by a collective bargaining agreement that continues through March 2013, approximately 270 employees at our Casting Service facility in LaPorte, Indiana, covered by a collective bargaining agreement that is effective through December 2011, approximately 140 employees at our Rome Metals facilities in western Pennsylvania, covered by a collective bargaining agreement that is effective through May 2013, and approximately 250 employees at our Portland Forge facility in Portland, Indiana, covered by collective bargaining agreements with three unions that are effective through April 2013.
Available Information
Our Internet website address is http://www.alleghenytechnologies.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy and information statements and other information that we file, are available free of charge through our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the United States Securities and Exchange Commission (“SEC”). Our Internet website and the content contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. You may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website at http://www.sec.gov, which contains reports, proxy and information statements and other information that we file electronically with the SEC.

Executive Management, Including Executive Officers under Federal Securities Laws
The Company’s executive officers under the federal securities laws and members of the Company’s management executive committee as of February 13, 2009 are as follows:

Name	Age	Title
L. Patrick Hassey*	63	Chairman, President and Chief Executive Officer and Director

Richard J. Harshman*	52	Executive Vice President, Finance and Chief Financial Officer

Douglas A. Kittenbrink*	53	Executive Vice President, Corporate Planning and International Business Development

Jon D. Walton*	66	Executive Vice President, Human Resources, Chief Legal and Compliance Officer, General Counsel and Corporate Secretary

Dale G. Reid*	53	Vice President, Controller, Chief Accounting Officer and Treasurer

Terry L. Dunlap*	49	Group President, ATI Flat-Rolled Products and ATI Allegheny Ludlum Business Unit President

Hunter R. Dalton	54	Group President, ATI Long Products and ATI Allvac Business Unit President

Lynn D. Davis	60	Group President, ATI Primary Metals and Exotic Alloys

David M. Hogan	62	Group President, ATI Engineered Products and ATI Metalworking Products Business Unit President

*	Such individuals are subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended.
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
     Douglas A. Kittenbrink has served as Executive Vice President, Corporate Planning and International Business Development since March 1, 2007. Mr. Kittenbrink was Executive Vice President, ATI Business System and Group President, Engineered Products Segment from October 2003 to March 2007. Mr. Kittenbrink was Executive Vice President and Chief Operating Officer from July 2001 to October 2003 and served as President of Allegheny Ludlum from April 2000 to November 2002. Mr. Kittenbrink has announced his decision to leave the Company effective March 1, 2009.
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

     Terry L. Dunlap has served as Group President, Flat-Rolled Products since October 2008, and as ATI Allegheny Ludlum Business Unit President since November 2002.
     Hunter R. Dalton has served as Group President, ATI Long Products since October 2008, and as ATI Allvac Business Unit President since April 2008. Mr. Dalton previously served as Senior Vice President of Sales and Marketing for ATI Allvac since November 2003.
     Lynn D. Davis has served as Group President, ATI Primary Metals and Exotic Alloys since October 2008. Mr. Davis was ATI Wah Chang Business Unit President from September 2000 to October 2008.
     David M. Hogan has served as Group President, Engineered Products since April 2007, and as ATI Metalworking Products Business Unit President since 1997.
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
     Worldwide economic conditions have recently deteriorated significantly and may remain depressed, or could worsen, in the foreseeable future. These conditions have had, and may continue to have, a material adverse effect on demand for our customers’ products and, in turn, on demand for our products. If these conditions persist or worsen, our results of operations and financial condition could be materially adversely affected.
     Product Pricing. From time-to-time, reduced demand, intense competition and excess manufacturing capacity have resulted in reduced prices, excluding raw material surcharges, for many of our products. These factors have had and may have an adverse impact on our revenues, operating results and financial condition.
     Although inflationary trends in recent years have been moderate, during most of the same period certain critical raw material costs, such as nickel, titanium sponge, chromium, and molybdenum and scrap containing iron, nickel, titanium, chromium, and molybdenum have been volatile and at historically high levels. While we have been able to mitigate some of the adverse impact of rising raw material costs through raw material surcharges or indices to customers, rapid increases in raw material costs may adversely affect our results of operations.
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
     Risks Associated with Commercial Aerospace. A significant portion of the sales of our High Performance Metals segment represents products sold to customers in the commercial aerospace industry. The commercial aerospace industry has historically been cyclical due to factors both external and internal to the airline industry. These factors include general economic conditions, airline profitability, consumer demand for air travel, varying fuel and labor costs, price competition, and international and domestic political conditions such as military conflict and the threat of terrorism. The length and degree of cyclical fluctuation are influenced by these factors and therefore are difficult to predict with certainty. Demand for our products in this segment is subject to these cyclical trends. For example, the average price per pound for our titanium mill products was $11.89 for the period 2002 through 2004, $22.75 in 2005,

$33.83 in 2006, $30.14 in 2007 and $25.60 in 2008, and the average price per pound for our nickel-based and specialty alloys was $7.19 for the period 2002 through 2004, $11.25 in 2005, $14.35 in 2006, $19.16 in 2007 and $18.14 in 2008. A downturn in the commercial aerospace industry has had, and may in the future have, an adverse effect on the prices at which we are able to sell these and other products, and our results of operations, business and financial condition could be materially adversely affected.
     Risks Associated with Strategic Capital Projects. From time-to-time, we undertake strategic capital projects in order to enhance, expand and/or upgrade our facilities and operational capabilities. For instance, in 2006, 2007, and 2008 we announced major expansions of our titanium and premium-melt nickel-based alloy, superalloy and specialty alloy production capabilities and a new advanced specialty metals hot rolling and processing facility. Our ability to achieve the anticipated increased revenues or otherwise realize acceptable returns on these investments or other strategic capital projects that we may undertake is subject to a number of risks, many of which are beyond our control, including a variety of market, operational, permitting, and labor related factors. In addition, the cost to implement any given strategic capital project ultimately may prove to be greater than originally anticipated. If we are not able to achieve the anticipated results from the implementation of any of our strategic capital projects, or if we incur unanticipated implementation costs, our results of operations and financial position may be materially adversely effected.
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
     Volatility of Raw Material Costs. The prices for many of the raw materials we use have been extremely volatile. Since we value most of our inventory utilizing the last-in, first-out (LIFO) inventory costing methodology, a rapid rise in raw material costs has a negative effect on our operating results. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. For example, in 2008 and 2007, the effect of falling raw material costs on our LIFO inventory valuation method resulted in cost of sales which were $169.0 million and $92.1 million, respectively, lower than have been recognized had we utilized the first-in, first-out (FIFO) methodology to value our inventory. Conversely in 2006, the increase in raw material costs on the LIFO inventory valuation method resulted in cost of sales which was $197.0 million higher than would have been recognized if we utilized the FIFO methodology to value our inventory. In a period of rising raw material prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. However, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold.
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
     With respect to proceedings brought under the federal Superfund laws, or similar state statutes, we have been identified as a potentially responsible party (PRP) at approximately 35 of such sites, excluding those at which we believe we have no future liability. Our involvement is limited or de minimis at approximately 27 of these sites, and the potential loss exposure with respect to any of the remaining 8 individual sites is not considered to be material.
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
     We believe that we operate our businesses in compliance in all material respects with applicable environmental laws and regulations. However, from time-to-time, we are a party to lawsuits and other proceedings involving alleged violations of, or liabilities arising from environmental laws. When our liability is probable and we can reasonably estimate our costs, we record environmental liabilities in our financial statements. In many cases, we are not able to determine whether we are liable, or if liability is probable, to reasonably estimate the loss or range of loss. Estimates of our liability remain subject to additional uncertainties, including the nature and extent of site contamination, available remediation alternatives, the extent of corrective actions that may be required, and the participation number and financial condition of other PRPs, as well as the extent of their responsibility for the remediation. We intend to adjust our accruals to reflect new information as appropriate. Future adjustments could have a material adverse effect on our results of operations in a given period, but we cannot reliably predict the amounts of such future adjustments. At December 31, 2008, our reserves for environmental matters totaled approximately $17 million. Based on currently available information, we do not believe that there is a reasonable possibility that a loss exceeding the amount already accrued for any of the sites with which we are currently associated (either individually or in the aggregate) will be an amount that would be material to a decision to buy or sell our securities. Future developments, administrative actions or liabilities relating to environmental matters, however, could have a material adverse effect on our financial condition or results of operations.
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
     Labor Matters. We have approximately 9,600 full-time employees. A portion of our workforce is covered by various collective bargaining agreements, principally with the USW, including: approximately 2,745 Allegheny Ludlum production, office and maintenance employees covered by collective bargaining agreements, which are effective through June 2011; approximately 390 Allvac Albany, Oregon (Oremet) employees covered by a collective bargaining agreement, which is effective through June 2011; approximately 650 Wah Chang employees covered by a collective bargaining agreement, which is effective through March 2013, approximately 270 employees at the Casting Service facility in LaPorte, Indiana, covered by a collective bargaining agreement, which is effective through December 2011, approximately 140 employees at our Rome Metals facilities in western Pennsylvania, covered by a collective bargaining agreement that is effective through May 2013, and approximately 250 employees at our Portland Forge facility in Portland, Indiana, covered by collective bargaining agreements with three unions that are effective through April 2013.
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
     Risks Associated with Retirement Benefits. Our U.S. qualified defined benefit pension plan was underfunded as of December 31, 2008. In accordance with current funding regulations, we are not required to make a contribution to this pension plan in 2009. However, we may be required to fund the U.S. defined benefit pension plan in the years beyond 2009 depending upon the value of plan investments and obligations in the future and changes in laws or regulations that govern pension plan funding. Depending on the timing and amount, a requirement that we fund our defined benefit pension plan could have a material adverse effect on our results of operations and financial condition.
     Risks Associated with Acquisition and Disposition Strategies. We intend to continue to strategically position our businesses in order to improve our ability to compete. Strategies we employ to accomplish this may include seeking new or expanding existing specialty market niches for our products, expanding our global presence, acquiring businesses complementary to existing strengths and continually evaluating the performance and strategic fit of our existing business units. From time-to-time, management holds discussions with management of other companies to explore acquisition, joint ventures, and other business combination opportunities as well as possible business unit dispositions. As a result, the relative makeup of the businesses comprising our Company is subject to change. Acquisitions, joint ventures, and other business combinations involve various inherent risks, such as: assessing accurately the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition or other transaction candidates; the potential loss of key personnel of an acquired business; our ability to achieve identified financial and operating synergies anticipated to result from an acquisition or other transaction; and unanticipated changes in business and economic conditions affecting an acquisition or other transaction. International acquisitions and other transactions could be affected by export controls, exchange rate fluctuations, domestic and foreign political conditions and a deterioration in domestic and foreign economic conditions.
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
     Risks Associated with Government Contracts. Some of our operating companies directly perform contractual work for the U.S. Government. Various claims (whether based on U.S. Government or Company audits and investigations or otherwise) could be asserted against us related to our U.S. Government contract work. Depending on the circumstances and the outcome, such proceedings could result in fines, penalties, compensatory and treble damages or the cancellation or suspension of payments under one or more U.S. Government contracts. Under government regulations, a company, or one or more of its operating divisions or units, can also be suspended or debarred from government contracts based on the results of investigations. Currently, there is no material portion of our business with the U.S. Government which might be subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. Government.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal domestic melting facilities for our high performance metals are located in Monroe, NC, Bakers, NC, and Lockport, NY (vacuum induction melting, vacuum arc re-melt, electro-slag re-melt, plasma melting); Richland, WA (electron beam melting); and Albany, OR (vacuum arc re-melt). Production of high performance metals, most of which are in long product form, takes place at our domestic facilities in Monroe, NC, Lockport, NY, Richburg, SC, and Albany, OR. In 2006, we announced plans to design and construct a new greenfield titanium sponge facility in Rowley, UT. Construction of this facility began in the first half of 2007 and the facility is expected to commence initial production in the third quarter 2009. Our production of exotic alloys takes place at facilities located in Albany, OR, Huntsville, AL, and Frackville, PA.
     Our principal domestic locations for melting stainless steel and other flat-rolled specialty metals are located in Brackenridge, Midland, Natrona and Latrobe, PA. Hot rolling of material is performed at our domestic facilities in Brackenridge, Washington and Houston, PA. Finishing of our flat-rolled products takes place at our domestic facilities located in Brackenridge, Bagdad, Vandergrift, Midland and Washington, PA, and in Wallingford and Waterbury, CT, New Castle, IN, New Bedford, MA, and Louisville, OH. In September 2008, we announced plans to construct a new advanced specialty metals hot rolling and processing facility for our Flat-Rolled Products business segment at our existing Brackenridge, PA site. This investment, which is expected to be completed in 2012, is designed to produce exceptional quality, thinner, and wider hot-rolled coils at reduced cost with shorter lead times and require lower working capital requirements.
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
     We also own or lease facilities in a number of foreign countries, including France, Germany, Switzerland, United Kingdom, and the People’s Republic of China. We own and/or lease and operate facilities for melting and re-melting, machining and bar mill operations, laboratories and offices located in Sheffield, England. Through our STAL joint venture, we operate facilities for finishing Precision Rolled Strip products in the Xin-Zhuang Industrial Zone, Shanghai, China.
     Our executive offices, located in PPG Place in Pittsburgh, PA, are leased.
     Although our facilities vary in terms of age and condition, we believe that they have been well maintained and are in sufficient condition for us to carry on our activities.
Item 3. Legal Proceedings
In a letter dated May 20, 2004, the United States Environmental Protection Agency (EPA) informed a subsidiary of the Company that it alleges that the company and forty other potentially responsible parties (PRPs) are not in compliance with the Unilateral Administrative Order (UAO) issued to the company and the PRPs for the South El Monte Operable Unit of the San Gabriel Valley (California) Superfund Site, a multi-part area-wide groundwater cleanup. The EPA indicated that it may take action to enforce the UAO and collect penalties, as well as reimbursement of the EPA’s costs associated with the site. The PRPs continue to mediate with the EPA to resolve their obligations under the UAO on both technical and legal grounds, and enforcement of the UAO has been stayed.
     In November 2007, the EPA sent a subsidiary of the Company a Notice of Violation (NOV) alleging that the company’s Natrona, PA facility is operating in violation of the Clean Air Act. The notice invited the company to meet with the EPA to discuss a resolution of the NOV. The company met with the EPA in 2008 and will continue meeting in 2009 in an attempt to resolve this matter.

     We become involved from time-to-time in various lawsuits, claims and proceedings relating to the conduct of our current and formerly owned businesses, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, taxes, environmental, health and safety and occupational disease, and stockholder matters. While we cannot predict the outcome of any lawsuit, claim or proceeding, our management believes that the disposition of any pending matters is not likely to have a material adverse effect on our financial condition or liquidity. The resolution in any reporting period of one or more of these matters, including those described above, however, could have a material adverse effect on our results of operations for that period.
     Information relating to legal proceedings is included in Note 12. Commitments and Contingencies of the Notes to Consolidated Financial Statements and incorporated herein by reference.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Prices
Our common stock is traded on the New York Stock Exchange (symbol ATI). At February 13, 2009, there were approximately 5,440 record holders of Allegheny Technologies Incorporated common stock. We paid a quarterly cash dividend of $0.18 per share of common stock for each quarter of 2008. During the first three quarters of 2007, we paid a quarterly cash dividend of $0.13 per share. In the fourth quarter of 2007, our Board of Directors increased the quarterly cash dividend paid on our common stock to $0.18 per share. The ranges of high and low sales prices for shares of our common stock for the periods indicated were as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31

2008
High	$87.32	$85.49	$58.85	$29.74
Low	$59.00	$58.40	$26.60	$15.00

	March 31	June 30	September 30	December 31

2007
High	$110.00	$119.70	$116.25	$115.55
Low	$85.10	$99.17	$80.00	$82.59

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Set forth below is information regarding the Company’s stock repurchases during the period covered by this report, including purchases under ATI’s publicly announced share repurchase program described below, and also including shares repurchased by ATI from employees to satisfy employee-owed taxes on share-based payments.
     ATI’s Board of Directors approved a share repurchase program of $500 million on November 1, 2007. Repurchases of Company common stock are made in the open market or in unsolicited or privately negotiated transactions. Share repurchases are funded from internal cash flow and cash on hand. The number of shares purchased, and the timing of the purchases, are based on several factors, including other investment opportunities, the level of cash balances, and general business conditions. During 2008, 6,162,200 shares of common stock were purchased at a cost of $278.3 million. As of December 31, 2008, 6,837,000 shares of common stock had been purchased under this program at a cost of $339.5 million. All of these purchases were made in the open market.

				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased as Part	May Yet Be
	Total Number of	Average Price	of Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs

January 1-31, 2008	1,091,796	$69.60	862,200	$378,274,242
February 1-29, 2008	25,000	71.80	25,000	376,479,144
March 1-31, 2008	—	—	—	376,479,144

Quarter ended March 31, 2008	1,116,796	69.65	887,200	376,479,144

April 1-30, 2008	—	—	—	376,479,144
May 1-31, 2008	—	—	—	376,479,144
June 1-30, 2008	425,000	61.46	425,000	350,359,494

Quarter ended June 30, 2008	425,000	61.46	425,000	350,359,494

July 1-31, 2008	400,000	46.34	400,000	331,813,014
August 1-31, 2008	1,800,000	47.38	1,800,000	246,522,584
September 1-30, 2008	1,450,000	40.31	1,450,000	177,403,829

Quarter ended September 30, 2008	3,650,000	44.46	3,650,000	177,403,829

October 1-31, 2008	750,000	27.08	750,000	167,753,939
November 1-30, 2008	450,000	16.11	450,000	160,505,939
December 1-31, 2008	14,196	22.72	—	160,505,939

Quarter ended December 31, 2008	1,214,196	$22.96	1,200,000	$160,505,939

Cumulative Total Stockholder Return
The graph set forth below shows the cumulative total stockholder return (i.e., price change plus reinvestment of dividends) on our common stock from December 31, 2003 through December 31, 2008 as compared to the S&P 500 Index, and two Peer Groups of companies. We believe the Peer Groups of companies, which are defined below, are representative of companies in our industry that serve similar markets during the applicable periods. The total stockholder return for the Peer Groups is weighted according to the respective issuer’s stock market capitalization at the beginning of each period. The graph assumes that $100 was invested on December 31, 2003.

Comparison of Cumulative Five Year Total Return

	Base Period
	Dec 03	Dec 04	Dec 05	Dec 06	Dec 07	Dec 08
Company / Index
Allegheny Technologies	100.00	166.28	279.61	707.14	677.56	203.36
S&P 500 Index	100.00	110.88	116.33	134.70	142.10	89.53
Peer Group 2008	100.00	113.01	125.78	168.78	230.21	102.18
Peer Group Through 2007	100.00	109.99	119.71	155.29	230.61	99.16

Source: Standard & Poor’s
The Peer Group 2008 has been expanded from the Peer Group used in 2007. The number of companies in the prior group had decreased due to acquisitions. The current peer group is a broader group of companies, and reflects a broader view of the Company’s products, markets and services.

Peer Group companies for the cumulative five year total return period ended December 31, 2008 were as follows:

Peer Group 2008	Peer Group Through 2007
AK Steel Holding Corp.	AK Steel Holding Corp.
ALCOA Inc.	ALCAN Inc. *
Brush Engineered Materials	ALCOA Inc.
Carpenter Technology Corp.	Carpenter Technology Corp.
Castle (A M) & Co.	IPSCO Inc. *
Commercial Metals	Kennametal Inc.
Gerdau Ameristeel Corp.	Nucor Corp.
Kennametal Inc.	Quanex Corp. **
Ladish Co. Inc.	Reliance Steel & Aluminum Co.
Metal Management Inc. **	RTI International Metals Inc.
Nucor Corp.	Steel Dynamics Inc.
Precision Castparts Corp.	Titanium Metals Corp.
Quanex Corp. **	United States Steel Corp.
Reliance Steel & Aluminum Co.
RTI International Metals Inc.
Schnitzer Steel Industries — CL A
Steel Dynamics Inc.
Timken Co.
Titanium Metals Corp.
United States Steel Corp.
Universal Stainless & Alloy Products
Worthington Industries

*	Included through 2006.

**	Included through 2007.
Item 6. Selected Financial Data
The following table sets forth selected volume, price and financial information for ATI. The financial information has been derived from our audited financial statements included elsewhere in this report for the years ended December 31, 2008, 2007, and 2006. The historical selected financial information may not be indicative of our future performance and should be read in conjunction with the information contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Item 8. Financial Statements and Supplementary Data.

For the Years Ended December 31,	2008	2007	2006	2005	2004
Volume (000’s lbs.):
High Performance Metals — titanium mill products	32,530	30,689	27,361	24,882	22,012
High Performance Metals — nickel-based and specialty alloys	42,525	44,688	42,873	39,939	34,353
High Performance Metals — exotic alloys	5,473	5,169	4,304	4,018	4,318
Flat-Rolled Products:
High value	500,375	491,891	502,524	495,868	508,946
Standard	584,389	557,016	889,105	652,870	666,560

Flat-Rolled Products total	1,084,764	1,048,907	1,391,629	1,148,738	1,175,506
Average Prices (per lb.):
High Performance Metals — titanium mill products	$25.59	$30.14	$33.83	$22.75	$12.34
High Performance Metals — nickel-based and specialty alloys	18.14	19.16	14.35	11.25	8.60
High Performance Metals — exotic alloys	48.53	41.85	40.39	40.38	40.95
Flat-Rolled Products:
High value	3.26	3.22	2.50	2.15	1.67
Standard	2.13	2.40	1.61	1.26	1.18
Flat-Rolled Products combined average	2.65	2.79	1.93	1.64	1.39

(In millions)
For the Years Ended December 31,	2008	2007	2006	2005	2004

Sales:
High Performance Metals	$1,944.9	$2,067.6	$1,806.6	$1,246.0	$794.1
Flat-Rolled Products	2,909.1	2,951.9	2,697.3	1,900.5	1,643.9
Engineered Products	455.7	433.0	432.7	393.4	295.0

Total sales	$5,309.7	$5,452.5	$4,936.6	$3,539.9	$2,733.0

Operating profit:
High Performance Metals	$539.0	$729.1	$657.2	$335.1	$86.0
Flat-Rolled Products	377.4	505.2	348.0	154.1	62.8
Engineered Products	20.9	32.1	56.7	47.5	20.8

Total operating profit	$937.3	$1,266.4	$1,061.9	$536.7	$169.6

Income before income taxes and cumulative effect of change in accounting principle	$860.1	$1,147.3	$872.6	$311.1	$22.3
Income before cumulative effect of change in accounting principle	565.9	747.1	574.1	364.4	21.4
Cumulative effect of change in accounting principle, net of tax	—	—	—	(2.0)	—

Net income	$565.9	$747.1	$574.1	$362.4	$21.4

Basic net income per common share:
Income before cumulative effect of change in accounting principle	$5.71	$7.35	$5.76	$3.79	$0.25
Cumulative effect of change in accounting principle	—	—	—	(0.02)	—

Basic net income per common share	$5.71	$7.35	$5.76	$3.77	$0.25

Diluted net income per common share:
Income before cumulative effect of change in accounting principle	$5.67	$7.26	$5.61	$3.61	$0.24
Cumulative effect of change in accounting principle	—	—	—	(0.02)	—

Diluted net income per common share	$5.67	$7.26	$5.61	$3.59	$0.24

(In millions except per share amounts and ratios)
As of and for the Years Ended December 31,	2008		2007		2006		2005		2004

Dividends declared per common share	$0.72		$0.57		$0.43		$0.28		$0.24

Ratio of earnings to fixed charges	19.4	x	25.0	x	18.1	x	6.5	x	1.4	x

Working capital	$1,235.5		$1,544.7		$1,344.8		$926.1		$670.2

Total assets	4,170.4		4,095.6		3,280.5		2,729.9		2,315.4

Long-term debt	494.6		507.3		529.9		547.0		553.3

Total debt	509.8		528.2		553.6		560.4		582.7

Cash and cash equivalents	469.9		623.3		502.3		362.7		250.8

Stockholders’ equity	1,961.3		2,223.5		1,502.9		808.0		431.4

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
     Stockholders’ equity for 2008 included a $424.9 million net decrease to adjust pension and other postretirement liabilities, and a $11.6 million decrease for the tax benefit on stock-based compensation. In addition, stockholders’ equity for 2008 was reduced by $278.3 million for the repurchases of the Company’s common stock. Stockholders’ equity for 2007 included a $71.4 million net increase to adjust pension and other postretirement liabilities, and a $50.7 million increase for the tax benefit on stock-based compensation. In addition, stockholders’ equity for 2007 was reduced by $61.2 million for the repurchases of the Company’s common stock. Stockholders’ equity for 2006 included a $47 million net increase to adjust pension and other postretirement liabilities, and an $81 million increase for the tax benefit on stock-based compensation. Stockholders’ equity for 2005 included a $36 million reduction to adjust the minimum pension liability, and a $25 million increase for the tax benefit on stock-based compensation. Stockholders’ equity for 2004 included $229.7 million in net proceeds from a common stock offering, and a $2 million increase to adjust the minimum pension liability.

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
Overview of 2008 Financial Performance
While 2008 presented a challenging business environment, we enhanced our position in key global growth markets, launched new production facilities, and maintained our strong balance sheet while achieving sales and earnings per share representing the second best year in the history of the Company. Net income for the full year 2008 was $565.9 million, or $5.67 per share, compared to $747.1 million, or $7.26 per share, for 2007. For 2008, return on capital employed was 21.8%, and return on stockholders’ equity was 27.0%. Sales were $5.31 billion compared to $5.45 billion for 2007. Direct international sales increased 2% to $1.49 billion, and represented 28% of our total sales.
     Our 2008 results reflect ATI’s transformation into a globally focused, diversified high-value specialty metals company with strong cash flow and liquidity, and a solid balance sheet. The aerospace and defense and global infrastructure markets, chemical process industry, oil and gas, electrical energy, and medical have been driving our performance for the last several years. For 2008, 29% of our sales were to the aerospace and defense market, 23% to the chemical process industry and oil and gas markets, 16% to the electrical energy market, and 3% to the medical market. These major high-value global markets represented 71% of ATI’s 2008 sales.
     In our High Performance Metals segment, year-over-year sales decreased 6% to $1.94 billion, due primarily to decreased demand from the aerospace and defense market, primarily as a result of delays in new aircraft build schedules and the weakening global economy, and softening demand in the oil and gas market, as a result of the rapid decline in crude oil and natural gas prices in the second half of 2008 due to the weakening global economy. The declines in these markets were partially offset by increased demand for our exotic materials, especially from the chemical process industry and nuclear energy markets. Operating profit for the High Performance Metals segment was $539.0 million, a 26% decrease compared to 2007, due primarily to lower shipments and average selling prices for our nickel-based alloys and specialty alloys, and lower average selling prices for our titanium alloys, which were partially offset by increased shipments of our titanium and exotic alloys, and benefits from our gross cost reduction efforts.
     In our Flat-Rolled Products segment, sales decreased 1% to $2.91 billion primarily as a result of lower average base selling prices and raw material surcharges for most of our products, which was partially offset by increased product shipments. While total product shipments increased 3% for the full year 2008, demand for many of our products declined significantly in the second half of the year, and especially in the fourth quarter, as a result of the worsening effects of the financial credit crisis and the weakening global economy. Demand for our specialty and titanium sheet, and grain-oriented electrical steel products improved during the first nine months of 2008 from the global electrical energy, oil and gas, and chemical process industry markets, but softened in the fourth quarter. Shipments of standard stainless products increased 5% for the full year but declined significantly in the second half of 2008 as demand from service center and other customers weakened considerably. Operating profit for the Flat-Rolled Products segment was $377.4 million, a 25% decrease compared to 2007. The decline in 2008 operating profit was due primarily to lower average base selling prices for most of our products, which was partially offset by increased shipments and the benefits from our gross cost reduction efforts.
     In our Engineered Products segment, 2008 sales increased 5% to $455.7 million primarily due to improved demand from the cutting tool, transportation, electrical energy, and construction and mining markets. However, operating profit declined to $20.9 million, compared to $32.1 million in 2007, primarily due to an abrupt decrease in demand in the 2008 fourth quarter as a result of the worsening financial credit crisis and the weakening global economy, lower selling prices, and start-up costs associated with our Alpena, MI casting operation.

     For 2008, total segment operating profit decreased 26% to $937.3 million, a decrease of $329.1 million compared to 2007. Total segment operating profit as a percentage of total sales was 17.7% in 2008, compared to 23.2% in 2007.
     During 2008, we enhanced our positions in key global growth markets, continued to enhance our manufacturing capabilities, reduced costs, and maintained our strong balance sheet. We also realized continued success in implementing the ATI Business System, which is continuing to drive lean manufacturing throughout our operations. Our accomplishments during 2008 from these important efforts included:
•	We continued to grow our global market presence as direct international sales reached a record $1.49 billion, or 28% of total sales. We believe that nearly 50% of ATI’s 2008 sales were driven by global markets when we consider exports of our customers.

•	We continued to transform the Company moving from a products focus to a market focus through the formation of market sector teams which are empowered to assist our customers in dealing with Mission Critical Metallics®, manufacturing, and certainty of supply challenges they face. These teams, ATI Aerospace, ATI Defense, ATI Oil & Gas, and ATI Nuclear Energy, integrate our Company’s broad capabilities to deliver product breadth and technical depth to address customers’ current and future needs.

•	We continued to realize significant benefits from our strategic focus on high value specialty products, especially titanium, and on long-term customer relationships. In 2008, shipments of titanium products, including ATI produced products for our Uniti titanium joint venture, increased 15% to over 47 million pounds. Over the past three years, our shipments of all titanium products have increased 47%. These volume increases are being achieved utilizing our manufacturing capabilities across both our High Performance Metals and Flat-Rolled Products segments and demonstrate our ability to supply the marketplace with both long and flat-rolled products.

•	We continued to build a foundation for further profitable growth. We significantly increased self-funded strategic capital investments in our businesses to support the expected long-term growth in our markets, especially for titanium and titanium alloys, nickel-based alloys and superalloys, and vacuum melted specialty alloys. During the past four years, we have invested over $1.3 billion, of which $515.7 million was spent in 2008, to expand our titanium sponge production, and our melting, rolling and finishing capabilities. Our recently completed and on-going major strategic capital projects include:
—	The expansion of ATI’s aerospace quality titanium sponge production capabilities, including our titanium sponge facility in Albany, OR, and our greenfield premium-grade titanium sponge facility in Rowley, UT for a total capital investment of approximately $600 million. Titanium sponge is an important raw material used to produce our titanium mill products. The last phase of the titanium sponge production expansion at our Albany, OR facility was completed at the end of the 2008 first quarter. Initial production at the Rowley, UT premium-grade sponge facility is expected to commence in the 2009 third quarter. When both the Oregon and Utah facilities are operational, our total annual titanium sponge production capacity is expected to be approximately 46 million pounds, and is intended to reduce our purchased titanium sponge and purchased titanium scrap requirements. The capacity of the Utah facility could be increased by an additional 18 million pounds with a further capital investment if market conditions warrant such an investment.

—	The design and construction of a titanium alloys and nickel-based alloys and superalloys forging facility at our operations in North Carolina at an estimated cost of approximately $260 million. This new facility, which is being constructed in phases through 2009, will include a new 10,000 ton press forge and a new 700mm rotary forge, both of which will be the largest of their kind in the world for producing these types of alloys. It will also include billet conditioning and finishing equipment. The conditioning, finishing and inspection assets commenced operations in the 2008 third quarter and the forging equipment is expected to be operational by the third quarter 2009.

—	A $60 million upgrade and expansion of our titanium and specialty plate facility in Washington, PA. In addition to titanium and titanium alloys, our specialty plate products include duplex alloys, superaustenitic, nickel-based alloys, zirconium alloys, armor plate, and specialty and standard stainless grades. This upgrade and expansion was completed in the second quarter of 2008.

—	The design and construction of a new advanced specialty metals hot rolling and processing facility at our Brackenridge, PA site. In September 2008, our Board of Directors approved a strategic investment in ATI’s Flat-Rolled Products segment. The project is expected to cost approximately $1.16 billion and is expected to be completed in 2012. It is designed to produce exceptional quality, thinner, and wider hot-rolled coils at reduced cost with shorter lead times, and require lower working capital requirements. The return on investment should be more than 20% by 2014, including estimated annual cost reductions

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
—	Our Chinese joint venture company known as Shanghai STAL Precision Stainless Steel Company Limited (“STAL”), in which ATI has a 60% interest, commenced an expansion of its Precision Rolled Strip® operations in Shanghai, China. This expansion is expected to more than triple STAL’s precision rolling and slitting capacity when operational in the first quarter of 2009.
As a result of these strategic investments, we currently plan to spend approximately $450 million for capital expenditures, excluding the capital expansion underway at our STAL joint venture, in 2009. We are committed to continuing to self-fund these projects and can further adjust the timing of any project if necessary.
•	We realized strong cash generation in 2008 with cash flow from operations of $755 million. Cash on hand at the end of 2008 was $470 million after investing $516 million in capital expenditures, repurchasing 6.2 million shares of the Company’s common stock at a cost of $278 million, paying dividends of $71 million, making a $30 million voluntary cash contribution to the Company’s U.S. defined benefit pension plan, and reducing debt by $18 million.

•	We continued to maintain our strong balance sheet. At the end of 2008, our net debt to total capitalization was 2.0% compared to (4.5%), 3.3%, 19.7% and 43.5% at year-end 2007, 2006, 2005 and 2004, respectively. Total debt to total capital was 20.6% compared to 19.2%, 26.9%, 41.0%, and 57.5% at year-end 2007, 2006, 2005, and 2004, respectively.

•	We continued to realize significant progress in safety across ATI’s operations. As a result of our continuing focus on and commitment to safety, in 2008 our OSHA Total Recordable Incident Rate improved by 17% to 2.51 and our Lost Time Case Rate improved by 35% to 0.34, which we believe to be competitive with world class performance.

•	We realized continued success from the ATI Business System, which is continuing to drive lean manufacturing throughout our operations. In addition to the improved safety performance discussed above, we realized $134 million in gross cost reductions in 2008 which exceeded our goal of $100 million. We have targeted additional gross cost reductions of at least $150 million in 2009.
          While we believe ATI is well-positioned for long-term profitable growth, we expect 2009 to be challenging as a result of the effects of the current credit crisis in the financial markets and the global recession on many of our end markets. In addition, as a result of the historic negative returns in equity and fixed income markets in 2008, we expect annual 2009 pretax retirement benefit expense, which includes pension and other postretirement benefits, of approximately $140 million. This represents an increase of nearly $132 million compared to 2008. We have taken actions to adjust our production schedules, preserve cash and maintain our liquidity, and implement new cost reductions in response to the challenging and uncertain economic conditions. We continue to believe that the aerospace and defense and global infrastructure markets, namely chemical process industry, oil and gas, electrical energy, and medical, have strong growth potential over the intermediate and long-term. We intend to use these difficult market conditions to continue to positively differentiate ATI as a uniquely positioned, diversified, technology-driven global specialty metals producer.
Results of Operations
Sales were $5.31 billion in 2008, $5.45 billion in 2007 and $4.94 billion in 2006. Direct international sales represented approximately 28% of 2008 sales, 27% of 2007 sales and 24% of 2006 sales.
          Segment operating profit was $937.3 million in 2008, $1.27 billion in 2007, and $1.06 billion in 2006. Our measure of segment operating profit, which we use to analyze the performance and results of our business segments, excludes income taxes, corporate expenses, net interest expense, retirement benefit expense, other costs net of gains on asset sales and restructuring costs, if any. We believe segment operating profit, as defined, provides an appropriate measure of controllable operating results at the business segment level.
          Income before tax was $860.1 million in 2008, $1.15 billion in 2007, and $872.6 million in 2006.

     Net income was $565.9 million for 2008, $747.1 million for 2007, and $574.1 million for 2006.
     We operate in three business segments: High Performance Metals, Flat-Rolled Products and Engineered Products. These segments represented the following percentages of our total revenues and segment operating profit for the years indicated:

	2008		2007		2006
		Operating		Operating		Operating
	Revenue	Profit	Revenue	Profit	Revenue	Profit
High Performance Metals	37%	58%	38%	58%	37%	62%

Flat-Rolled Products	55%	40%	54%	40%	54%	33%

Engineered Products	8%	2%	8%	2%	9%	5%

     Information with respect to our business segments is presented below and in Note 9 of the Notes to Consolidated Financial Statements.
High Performance Metals

(In millions)	2008	% Change	2007	% Change	2006

Sales to external customers	$1,944.9	(6%)	$2,067.6	14%	$1,806.6

Operating profit	539.0	(26%)	729.1	11%	657.2

Operating profit as a percentage of sales	27.7%		35.3%		36.4%

Direct international sales as a percentage of sales	30.0%		32.0%		31.3%

     Our High Performance Metals segment produces, converts and distributes a wide range of high performance alloys, including titanium and titanium-based alloys, nickel- and cobalt-based alloys and superalloys, exotic alloys such as zirconium, hafnium, niobium, nickel-titanium, and their related alloys, and other specialty metals, primarily in long product forms such as ingot, billet, bar, rod, wire, shapes and rectangles, seamless tube and castings. These products are designed for the high performance requirements of such major end markets as aerospace and defense, chemical process industry, oil and gas, electrical energy and medical. The operating units in this segment are ATI Allvac, ATI Allvac Ltd (U.K.) and ATI Wah Chang.
2008 Compared to 2007
     Sales for the High Performance Metals segment for 2008 decreased 6% to $1.94 billion, due primarily to decreased demand from the aerospace and defense market, primarily as a result of delays in aircraft build schedules and the weakening global economy, and the softening demand in the oil and gas market as a result of the rapid decline in crude oil and natural gas prices in the second half of 2008 due to the weakening global economy. The declines in these markets were partially offset by increased demand for our exotic materials, especially from the chemical process industry and nuclear energy markets. While our direct international sales of exotic material increased 8%, overall direct international sales decreased $77.8 million, or 12%, to $583.0 million, and represented 30% of sales for the High Performance Metals segment. Comparative information on the segment’s products for the years ended December 31, 2008 and 2007 was:

For the Years Ended December 31,	2008	2007	% Change

Volume (000’s lbs.):
Titanium mill products	32,530	30,689	6%
Nickel-based and specialty steel alloys	42,525	44,688	(5%)
Exotic alloys	5,473	5,169	6%

Average Prices (per lb.):
Titanium mill products	$25.60	$30.14	(15%)
Nickel-based and specialty steel alloys	$18.14	$19.16	(5%)
Exotic alloys	$48.53	$41.85	16%

     Aerospace represents a significant market for our High Performance Metals segment, especially for premium quality specialty metals used in the manufacture of jet engines for the original equipment and spare parts markets. In addition, we have become a larger supplier of specialty metals used in airframe construction. Since 2005 we have increased our sales to the airframe segment of the market by over 110%, to $481 million in 2008. In January 2007, we announced a long-term sourcing agreement with GE Aviation for the supply of premium titanium alloys, nickel-based superalloys, and vacuum-melted specialty alloys products for commercial and military jet engine applications. Total revenues under this agreement plus Allvac’s direct sales to GE Aviation for the period 2007 through 2011 may exceed $2 billion. In addition, in October 2006 we announced a long-term agreement with The Boeing Company to supply titanium alloys products for Boeing’s aircraft airframes and structural components, including Boeing’s 787 Dreamliner. Total revenues under this contract may be as much as $2.5 billion for the years 2007 through 2015. This long-term agreement includes both long-product forms which are manufactured within the High Performance Metals segment, and a significant amount of plate products which are manufactured utilizing assets of both the High Performance Metals and Flat-Rolled Products segments. Revenues and profits associated with these titanium mill products covered by the long-term agreement are included primarily in the results for the High Performance Metals segment.
     The commercial aerospace market’s use of titanium alloys is expected to increase significantly as new aircraft airframe designs use a larger percentage of titanium alloys. For example, the new Boeing 787 Dreamliner airframe (excluding engines) is expected to require the purchase of approximately 250,000 pounds of titanium alloy mill products per aircraft, a significant increase over any previous commercial aircraft airframe. New aircraft designs from Airbus, the A380 and A350-XWB, and from defense contractors are also expected to utilize a greater percentage of titanium alloys. Given the significant current backlogs of both Boeing and Airbus, as well as the engine manufacturers, this increasing demand for titanium alloys mill products is expected to last into the next decade. However, The Boeing Company has experienced production difficulties with the construction of the new Boeing 787. These production difficulties, together with a labor work stoppage at The Boeing Company in September and October of 2008, resulted in excess availability of materials in the aerospace supply chain which has had an adverse effect in 2008 on the demand and selling prices for certain of the materials we produce, especially titanium alloys and nickel-based superalloys.
     Annually, airline revenue passenger miles and freight miles have increased 5.5% and 7.0%, respectively, since 2004, according to the International Civil Aviation Organization (ICAO) data. Based on December 2008 forecasts, the ICAO expects minimal growth in 2009, and then expects this growth trend to resume at between 4 — 5% annually well into the next decade based on the demand for passenger and freight travel from developing economies, especially in Asia and the Middle East, and expected continuing economic growth in the rest of the world. New commercial and military jet aircraft deliveries have increased 2.7% annually since 2004. Independent forecasts from both Airline Monitor and Forecast International project continuing growth of commercial and military jet aircraft deliveries into the next decade, following a period of near-term declines in aircraft deliveries. Because of the current economic downturn, the actual rate and timing of future aircraft deliveries is uncertain. Due to manufacturing cycle times, demand for our specialty metals leads the deliveries of new aircraft by 12 to 18 months. In addition, as our specialty metals are used in rotating components of jet engines, demand for our products for spare parts is impacted by aircraft flight activity and engine refurbishment requirements of U.S. and foreign aviation regulatory authorities.
     Airline Miles — Revenue Passenger
     (Worldwide, per year in billions)
Passenger Miles

     Airline Miles — Revenue Passenger (Worldwide, per year) Revenue Passenger Miles (Billions)

70	75	80	85	90	95	00	05	08
286	433	676	849	1,176	1,396	1,887	2,311	2,656

Source: International Civil Aviation Organization
     Airline Miles — Freight
     (Worldwide, per year in billions)
Freight Miles

     Airline Miles — Freight (Worldwide, per year) Freight Ton-Miles (Billions)

70	75	80	85	90	95	00	05	08
8	13	20	27	40	57	81	98	111

Source: International Civil Aviation Organization

Commercial & Military Jet Aircraft Build Rate and Forecast
(Worldwide, per year)

     Sources: Airline Monitor, Forecast International
Commercial & Military Jet Aircraft Build Rate and Forecast
(Worldwide, per year)

	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Boeing deliveries	563	620	491	527	381	281	285	290	398	441	375	450	360	410	475	545
Airbus deliveries	229	294	311	325	303	305	320	378	434	453	483	454	408	425	475	500
Regional jet del.	137	193	293	325	300	315	312	260	185	181	212	209	182	164	178	172
Military A/C del.	205	175	130	115	128	160	243	243	237	223	230	230	258	289	302	284
Total deliveries	1,134	1,282	1,225	1,292	1,112	1,061	1,160	1,171	1,254	1,298	1,300	1,343	1,208	1,288	1,430	1,501

     High Performance Metals segment operating profit for 2008 decreased 26% to $539.0 million compared to 2007 primarily due to lower volume and average selling prices for our nickel-based alloys and specialty alloys, and lower average selling prices for our titanium alloys, which were partially offset by increased shipments of our titanium and exotic alloys, and the benefits from our gross cost reduction efforts. In addition, operating profit in 2008 and 2007 was affected by volatile raw material costs. Nickel and nickel-bearing scrap, and titanium and titanium scrap prices decreased significantly in 2008 and the second of half of 2007 after increasing significantly during the first half of 2007. These material costs are largely recovered in product selling prices through raw material indices which attempt to match purchased material costs with shipments. However in an environment of rapidly declining, or increasing costs, these raw material indices included in product selling prices may not completely match related raw material costs. The fall in raw material costs in 2008 and in the second half of 2007 had a significant negative effect on operating profit as shipments produced with raw material purchased earlier in the year at higher costs were sold based upon raw material indices which reflected lower raw material prices. These negative impacts on operating profit were offset by LIFO inventory valuation reserve benefits of $70.6 million in 2008 and $96.3 million in 2007.

     We continued to aggressively reduce costs in 2008. Gross cost reductions, before the effects of inflation, totaled approximately $65 million. Major areas of gross cost reductions included $55 million from operating efficiencies and procurement savings, and $10 million from reductions in compensation and benefit expenses.
2007 Compared to 2006
Sales for the High Performance Metals segment increased 14% to $2.07 billion in 2007 due primarily to improved volume and higher average selling prices for our nickel-based alloys and superalloys, vacuum-melted specialty alloys, and exotic alloy products driven by increased demand from the aerospace and defense, oil and gas, chemical process industry, and electrical energy markets. Comparative information on the segment’s products for the years ended December 31, 2007 and 2006 was:

For the Years Ended December 31,	2007	2006	% Change

Volume (000’s lbs.):
Titanium mill products	30,689	27,361	12%
Nickel-based and specialty steel alloys	44,688	42,873	4%
Exotic alloys	5,169	4,304	20%

Average Prices (per lb.):
Titanium mill products	$30.14	$33.83	(11%)
Nickel-based and specialty steel alloys	$19.16	$14.35	34%
Exotic alloys	$41.85	$40.39	4%

     Segment operating profit for 2007 increased 11% to $729.1 million compared to 2006 primarily due to higher volume, higher average selling prices for many of our products, and improved product mix. Segment results in 2007 and 2006 were affected by volatile raw material costs. Nickel and nickel-bearing scrap, and titanium scrap increased significantly in 2006 and the first half of 2007, but declined sharply in the 2007 second half. These material costs are largely recovered in product selling prices through raw material indices which attempt to match purchased material costs with shipments. However in an environment of rapidly increasing, or declining costs, these raw material indices included in product selling prices may not completely offset purchased material costs. The rapid fall in raw material costs in the 2007 second half had a significant, negative effect on operating profit as shipments produced with raw material purchased earlier in the year at higher costs were sold based upon raw material indices which reflected lower raw material prices. This negative impact on operating profit was offset by a LIFO inventory valuation reserve benefit of $96.3 million. In 2006, higher nickel, nickel-bearing scrap, and titanium raw material costs resulted in a LIFO inventory valuation reserve charge of $49.4 million.
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
Flat-Rolled Products

(In millions)	2008	% Change	2007	% Change	2006

Sales to external customers	$2,909.1	(1%)	$2,951.9	9%	$2,697.3

Operating income	377.4	(25%)	505.2	45%	348.0

Operating income as a percentage of sales	13.0%		17.1%		12.9%

Direct international sales as a percentage of sales	26.8%		23.1%		18.1%

     Our Flat-Rolled Products segment produces, converts and distributes stainless steel, nickel-based alloys, specialty alloys, and titanium and titanium-based alloys, in a variety of product forms including plate, sheet, engineered strip, and Precision Rolled Strip products, as well as grain-oriented electrical steel sheet. The major end markets for our flat-rolled products are electrical energy, oil and gas, chemical processing, automotive, food processing equipment and appliances, construction and mining, electronics, communication equipment and computers, and aerospace and defense. The operations in this segment are ATI Allegheny Ludlum, our

60% interest in the Chinese joint venture company known as Shanghai STAL Precision Stainless Steel Company Limited (STAL), and our 50% interest in the industrial titanium joint venture known as Uniti LLC. The remaining 40% interest in STAL is owned by the Baosteel Group, a state authorized investment company whose equity securities are publicly traded in the People’s Republic of China. The financial results of STAL are consolidated into the segment’s operating results with the 40% interest of our minority partner recognized in the consolidated statement of income as other income or expense. The remaining 50% interest in Uniti LLC is held by VSMPO, a Russian producer of titanium, aluminum, and specialty steel products. We account for the results of the Uniti joint venture using the equity method since we do not have a controlling interest.
2008 Compared to 2007
Sales for the Flat-Rolled Products segment for 2008 were $2.91 billion, or 1% lower than 2007, due primarily to lower average base selling prices and raw material surcharges for most products, which were partially offset by increased product shipments. While total product shipments increased 3% for the full year 2008, demand for many of our products declined significantly in the second half of 2008, and especially in the fourth quarter, as a result of the worsening effects of the financial credit crisis and the weakening global economy. Demand for our high value products, such as specialty alloys and titanium sheet, and grain-oriented electrical steel, improved during the first nine months of 2008 from the global electrical energy, oil and gas, and chemical process industry markets but softened in the fourth quarter. Shipments of standard stainless products increased 5% for the full year but declined significantly in the second half of 2008 as demand from service center and other customers weakened considerably. Comparative information on the segment’s products for the years ended December 31, 2008 and 2007 was:

For the Years Ended December 31,	2008	2007	% Change

Volume (000’s lbs.):
High value	500,375	491,891	2%
Standard	584,389	557,016	5%

Total Flat-Rolled Products	1,084,764	1,048,907	3%

Average Prices (per lb.):
High value	$3.26	$3.22	1%
Standard	$2.13	$2.40	(11%)
Total Flat-Rolled Products	$2.65	$2.79	(5%)

     Total shipments in 2008 increased by 3% to 1,085 million pounds compared to shipments of 1,049 million pounds in 2007. The average transaction prices to customers, which include the effect of lower average raw material surcharges, decreased by 5% to $2.65 per pound in 2008. Our direct international sales increased $100.3 million, or 15%, to a record $780.7 million, and represented 27% of sales for the Flat-Rolled Products segment. While the majority of direct international sales were for high-value products, sales of standard products, primarily stainless steel cold roll sheet, increased to $184 million, which represents an increase of approximately 124% since 2006.
     Our Flat-Rolled Products segment high-value product shipments, which include engineered strip, Precision Rolled Strip, super stainless steel, nickel-based alloys, specialty alloys, titanium, and grain-oriented electrical steel products, increased 2% while average transaction prices for these high-value products increased 1%. Strong demand for our titanium products from the chemical process industry, and oil and gas markets, and for our grain-oriented electrical steel products from the electrical energy distribution market was offset by lower demand for our engineered strip, Precision Rolled Strip, nickel-based alloys, and super stainless steel products. Shipments of titanium and ATI-produced Uniti titanium products grew 41% to approximately 14.7 million pounds, and shipments of our grain-oriented electrical steel products grew 9%, both compared to 2007.
     Shipments of our standard products, which primarily include stainless steel hot roll and cold roll sheet, and stainless steel plate, increased 5% while average transaction prices for these products decreased by 11%. In 2008, consumption in the U.S. of stainless steel strip, sheet and plate products decreased by more than 14%, compared to 2007 consumption, according to the Specialty Steel Institute of North America (SSINA). The decrease in shipments was primarily attributable to weakening demand from consumer and industrial markets due to the U.S. recession and inventory adjustments by service center customers primarily for stainless steel sheet.

Apparent Domestic Consumption
Stainless Sheet and Strip
(Millions of tons)

*	2008 represents November YTD, annualized
Apparent Domestic Consumption
Stainless Sheet and Strip
(Millions of tons)

	98	99	00	01	02	03	04	05	06	07	08
Millions/Tons	1.82	1.90	1.88	1.55	1.58	1.57	1.81	1.62	1.84	1.52	1.30

Source: SSINA
The majority of our flat-rolled products are sold at prices that include surcharges for raw materials, including purchased scrap, that are required to manufacture our products. These raw materials include nickel, iron, chromium, and molybdenum. Nickel, which comprises a significant percentage of our material costs, continued to be volatile during 2008. The cost of nickel increased 20% during the first three months of 2008 to an average monthly cost of $14.16 per pound in March 2008. However, during the next nine months of 2008, the cost of nickel declined 69% to an average monthly cost of $4.39 per pound in December 2008. The 2008 fourth quarter was an exceptional period of volatility for our other major raw materials: iron, chromium, and molybdenum which declined in value during the quarter by approximately 60%, 52%, and 71%, respectively.
Iron Scrap Prices
($/gross ton)
Iron Scrap Prices
($/Gross Ton)

98	99	00	01	02	03	04	05	06	07	08
83	129	85	74	105	173	233	255	229	297	221

Nickel Prices
($/lb)
Nickel Prices
($/lb)

98	99	00	01	02	03	04	05	06	07	08
1.76	3.67	3.32	2.69	3.26	6.43	6.25	6.09	15.68	11.79	4.39

Source: London Metals Exchange
Chromium Prices
($/lb)
Chromium Prices
($/lb)

98	99	00	01	02	03	04	05	06	07	08
0.40	0.39	0.41	0.29	0.35	0.54	0.69	0.54	0.66	1.71	1.03

Source: Platts Metals Week

Molybdenum Oxide Prices
($/lb)
Molybdenum Oxide
($/lb)

98	99	00	01	02	03	04	05	06	07	08
2.57	2.56	2.23	2.36	3.26	7.26	31.24	26.58	24.78	32.38	9.60

Source: Platts Metals Week
     Operating income was $377.4 million, a 25% decrease compared to 2007. The decline in 2008 operating profit was due primarily to lower average base selling prices for most of our products, which was partially offset by increased shipments and the benefits from our gross cost reduction initiatives. In addition, operating profit in 2008 and 2007 was affected by volatile raw material costs. Nickel and nickel-bearing scrap, iron scrap, chromium, and molybdenum prices decreased significantly in 2008, especially in the fourth quarter. These material costs are largely recovered in product selling prices through raw material surcharges which attempt to match purchased material costs with shipments. However in an environment of rapidly declining, or increasing costs, these raw material indices included in product selling prices may not completely match our raw material costs due to the long manufacturing cycle times for some of our products. The rapid fall in raw material costs in 2008 had a significant, negative effect on operating profit as shipments produced with raw material purchased earlier in the year at higher costs were sold based upon raw material surcharges which reflected lower raw material costs. This negative impact on operating profit was offset by a LIFO inventory valuation reserve benefit of $89.8 million in 2008. During 2007, the average cost of our raw materials in our Flat-Rolled Products segment increased approximately 6% compared to the 2006 average cost. These increased costs, largely offset by lower inventory quantities, resulted in a LIFO inventory valuation charge of $1.9 million for 2007.
     We continued to aggressively reduce costs and streamline our flat-rolled products operations. In 2008, we achieved gross cost reductions, before the effects of inflation, of approximately $59 million in our Flat-Rolled Products segment. Major areas of gross cost reductions included $52 million from procurement savings and operating efficiencies and $7 million from reductions in compensation and benefit expenses.
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

     Total shipments in 2007 decreased by 25% to 1,049 million pounds compared to shipments of 1,392 million pounds for 2006. The average transaction prices to customers, which includes the effect of higher average raw material surcharges, increased by 44% to $2.79 per pound in 2007. Our direct international sales increased $192.2 million, or 39%, to $680.4 million, and represented 23% of sales for the Flat-Rolled Products segment. While the majority of direct international sales were for high-value products, sales of standard products, primarily stainless steel cold roll sheet, increased to $145 million.
     Our Flat-Rolled Products segment high-value product shipments, which include engineered strip, Precision Rolled Strip, super stainless steel, nickel-based alloys, titanium and titanium-based alloys, grain-oriented electrical steel, and tool steel products, decreased 2% while average transaction prices for our high-value products increased 29%. Strong demand for our nickel-based alloy, titanium, and grain-oriented electrical steel products from the chemical process industry, oil and gas, and electrical energy markets was offset by lower demand for our engineered strip, Precision Rolled Strip, and super stainless steel products. Shipments of titanium and ATI-produced Uniti titanium products grew nearly 25% to approximately 10.4 million pounds, and shipments of our grain-oriented electrical steel grew 5%, both compared to 2006.
     Shipments of our standard products, which primarily include stainless steel hot roll and cold roll sheet, and stainless steel plate, decreased 37% while average transaction prices for these products increased 50%. In 2007, consumption in the U.S. of stainless steel strip, sheet and plate products decreased by more than 17%, compared to 2006 consumption, according to the Specialty Steel Institute of North America (SSINA). The decrease in shipments was primarily attributable to inventory adjustments by service center customers primarily for stainless steel sheet. Our The Switch is On™ marketing campaign had its best year ever in 2007 as customers in both the U.S. and Europe recognized the value of lean nickel products, such as ATI201HP™ stainless, which has approximately one-half the nickel content as the most common Type 304 stainless product with similar corrosion properties and greater strength. In 2007, shipments of ATI201HP stainless increased over 57% compared to 2006.
     The majority of our flat-rolled products are sold at prices that include surcharges for raw materials, including purchased scrap, that are required to manufacture our products. These raw materials include nickel, iron, chromium, and molybdenum. Nickel, which comprises a significant percentage of our material costs, continued to be volatile during 2007. The cost of nickel increased 51% during the first five months of 2007 to an average monthly cost of $23.63 per pound in May 2007. However, during the next seven months of 2007, the cost of nickel declined 50% to an average monthly cost of $11.79 per pound in December 2007. While the rapid run-up in nickel costs increased our average transactional selling prices for 2007, we believe the volatility of these costs had a negative effect on our shipment volumes, as customers reduced the amount of material that was held in stock and altered their normal purchasing patterns.
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
Engineered Products

(In millions)	2008	% Change	2007	% Change	2006

Sales to external customers	$455.7	5%	$433.0	—%	$432.7

Operating profit	20.9	(35%)	32.1	(43%)	56.7

Operating profit as a percentage of sales	4.6%		7.4%		13.1%

Direct international sales as a percentage of sales	28.5%		28.7%		26.8%

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
2008 Compared to 2007
Sales for the Engineered Products segment increased $22.7 million to $455.7 million in 2008. Demand for our tungsten and tungsten-carbide products improved from the cutting tool, construction and mining, and electrical energy markets, but was lower from the oil and gas market for down-hole drilling applications. Demand increased for our forged products from the transportation market. Demand for our cast products improved from the electrical energy market for wind and natural gas power generation applications. Demand remained steady for our titanium precision metal processing conversion services, primarily due to the aerospace market. While total sales increased 5% for full year 2008, demand for many of our products declined significantly in the fourth quarter of 2008 as a result of the worsening effects of the financial credit crisis and the weakening global economy.
     Segment operating profit in 2008 declined to $20.9 million, or 4.6% of sales, compared to $32.1 million, or 7.4% of sales for 2007. The decline in operating profit was primarily due to a more competitive pricing environment for our tungsten and tungsten-carbide products, higher raw material costs and $4.7 million of start-up expenses associated with our Alpena, MI casting operation. This decline was partially offset by increased shipment volumes and the benefits of gross cost reductions. In addition, a rapid decline during the 2008 fourth quarter in raw material costs, primarily tungsten scrap, cobalt, and forging steel, resulted in higher cost material purchased earlier in the year flowing through cost of sales and not matching raw material surcharges included in selling prices due to manufacturing cycle time. This compression in profit margins was partially offset by a LIFO inventory valuation reserve benefit of $8.6 million. In 2007, operating profit included a LIFO inventory valuation reserve charge of $2.3 million as a result of higher raw material costs and inventory levels.
     In 2008, we achieved gross cost reductions, before the effects of inflation, of approximately $10 million in our Engineered Products segment. Major areas of gross cost reductions included $7 million from operating efficiencies and procurement savings and $3 million from lower compensation and benefit expenses.
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
Corporate Expenses
Corporate expenses were 1.1% of sales, or $56.8 million, in 2008 compared to 1.4% of sales, or $73.8 million, in 2007 and 1.4% of sales, or $68.9 million, in 2006. The higher level of corporate expenses in 2007 and 2006 compared to 2008 was primarily the result of higher expenses associated with annual and long-term performance-based incentive compensation programs.
Interest Expense, Net
Interest expense, net of interest income and interest capitalization, was $3.5 million for 2008 compared to $4.8 million for 2007 and $23.3 million for 2006. Interest expense is presented net of interest income of $9.8 million for 2008, $26.0 million for 2007, and $15.0 million for 2006. The decrease in interest income for 2008 was primarily due to lower interest rates on invested cash. The increase in interest income for 2007 primarily resulted from higher cash balances. Increased capital expenditures associated with strategic investments to expand our production capabilities resulted in higher interest capitalization in 2008 and 2007. Interest expense in 2008, 2007, and 2006 was reduced by $25.0 million, $9.8 million, and $4.5 million, respectively, related to interest capitalization on capital projects.
     In prior years, we entered into “receive fixed, pay floating” interest rate swap contracts related to our $300 million, 8.375% 10-year Notes (“Notes”), which were later settled, resulting in a gain. The settlement gain is being amortized into income as an offset to interest expense over the remaining life of the 10-year Notes. Interest expense decreased by $2.0 million in 2008, $1.8 million in 2007, and $1.7 million in 2006 due to these previously settled interest rate swap agreements.
Other Expenses, Net of Gains on Asset Sales
Other expenses, net of gains on asset sales, includes charges incurred in connection with closed operations, pretax gains and losses on the sale of surplus real estate, non-strategic investments and other assets, operating results from equity-method investees, minority interest, and other non-operating income or expense. These items are presented primarily in selling and administrative expenses, and in other income (expense) in the consolidated statements of income and resulted in net charges of $8.5 million in 2008, $10.2 million in 2007 and $15.2 million in 2006. Other expenses for 2008, 2007 and 2006 primarily related to legal costs associated with closed operations.
Retirement Benefit Expense
Retirement benefit expense, which includes pension and postretirement medical benefits, had declined since 2004 primarily due to actual returns on plan assets exceeding expected returns, and the positive benefits of voluntary pension contributions totaling $415.2 million over the past five years. Retirement benefit expense was $8.4 million for 2008, $30.3 million for 2007, and $81.9 million for 2006. Retirement benefit expenses are included in both cost of sales and selling and administrative expenses. Retirement benefit expense included in cost of sales and selling and administrative expenses for the years ended 2008, 2007 and 2006 was as follows:

(In millions)	2008	2007	2006

Cost of sales	$5.3	$20.3	$55.3
Selling and administrative expenses	3.1	10.0	26.6

Total retirement benefit expense	$8.4	$30.3	$81.9

     Primarily as a result of the historic negative returns in equity and fixed income markets in 2008, total retirement benefit expense for 2009 is expected to be approximately $140 million, an increase of $132 million compared to 2008. This increase is primarily attributable to the pension component of retirement benefit expense. As a result of lower than expected returns on pension assets in 2008, we expect pension expense for 2009 to be approximately $120 million compared to pension income of $12.2 million for 2008. Postretirement medical expense, the other component of retirement benefit expense, is expected to increase to approximately $20 million in 2009, compared to $20.6 million in 2008, primarily as a result of lower plan assets in 2009 as benefit payments are expected to reduce VEBA trust assets, offsetting lower expenses of defined contribution plans.
Income Taxes
Results of operations for 2008 included a provision for income taxes of $294.2 million, or 34.2% of income before tax, for U.S. Federal, foreign and state income taxes. The results for 2008 benefited from a $11.9 million favorable adjustment of prior years’ taxes. Results of operations for 2007 included a provision for income taxes of $400.2 million, or 34.9% of income before tax, for U.S. Federal, foreign and state income taxes. The results for 2007 benefited from a $23.1 million reduction of a deferred tax valuation allowance with respect to certain state tax credits expected to be realized in future periods. Results of operations for 2006 included a provision for income taxes of $298.5 million, or 34.2% of income before tax, for U.S. Federal, foreign and state income taxes. The results for 2006 benefited from a favorable $8.7 million adjustment of prior years’ taxes.
     Deferred taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes, and differences between the fair value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income taxes represent future tax benefits or costs to be recognized when those temporary differences reverse. At December 31, 2008, we had a net deferred tax asset of $203.4 million. A significant portion of our deferred tax assets relates to retirement benefit obligations, which have been recorded in the accompanying financial statements but which are not recognized for income tax reporting purposes until the benefits are paid. These benefit payments are expected to occur over an extended period of years.
Financial Condition and Liquidity
We believe that internally generated funds, current cash on hand, and available borrowings under existing credit lines will be adequate to meet foreseeable liquidity needs, including the previously announced substantial expansion of our production capabilities over the next few years. We did not borrow funds under our domestic senior unsecured credit facility, or former facility, during 2008, 2007 or 2006, although a portion has been utilized to support letters of credit.
     Our ability to access the credit markets in the future to obtain additional financing, if needed, may be influenced by our credit rating. As of December 31, 2008, Moody’s Investor Service’s senior unsecured debt rating for our Company was Baa3 with a stable ratings outlook. As of December 31, 2008, Standard & Poor’s Ratings Services’ corporate credit and senior unsecured debt rating for our Company was BBB- with a stable ratings outlook. Changes in our credit rating do not impact our access to, or the cost of, our existing credit facilities.
     We have no off-balance sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.
Cash Flow and Working Capital
     In 2008, cash generated by operations of $784.5 million was used to invest $515.7 million in capital expenditures, repurchase $278.3 million of the Company’s common stock, pay dividends of $71.4 million, and fund a $30 million voluntary cash contribution to our U.S. qualified defined benefit pension plan, decreasing our cash balance $153.4 million, to $469.9 million at December 31, 2008. In 2007, cash generated by operations of $809.8 million and the proceeds from the exercises of stock options of $5.5 million were used to invest $457.1 million in capital expenditures and purchases of businesses, fund a $100 million voluntary cash contribution to our U.S. qualified defined benefit pension plan, purchase $61.2 million of the Company’s common stock, pay dividends of $58.1 million, repay debt of $23.9 million, and increase cash balances by $121.0 million to $623.3 million at December 31, 2007. In 2006, cash generated by operations of $411.6 million, the proceeds from exercises of stock options of $33.1 million, and tax benefits on share-based compensation of $80.9 million were used to invest $238.3 million in capital expenditures, fund a $100 million voluntary cash contribution to our U.S. qualified defined benefit pension plan, pay dividends of $43.1 million, repay debt of $7.1 million, and increase cash balances by $139.6 million to $502.3 million at December 31, 2006. We use cash flow from operations before voluntary pension plan contributions in order to evaluate and compare fiscal periods that do not include these contributions, and to make resource allocation decisions among operational requirements, investing and financing alternatives.

     As part of managing the liquidity of the business, we focus on controlling inventory, accounts receivable and accounts payable. In measuring performance in controlling this managed working capital, we exclude the effects of the LIFO inventory valuation reserves, excess and obsolete inventory reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. We also measure managed working capital as a percentage of the prior two months annualized sales to evaluate our performance based on recent levels of business volume.
Managed Working Capital
($ Millions)

	03	04	05	06	07	08
Millions/$	576	853	1,048	1,582	1,627	1,412
% of Annualized Revenue	30.7%	29.5%	30.3%	29.0%	32.2%	35.2%

     In 2008, managed working capital, which we define as gross inventory plus gross accounts receivable less accounts payable, decreased by $214.8 million due to declining business levels, primarily in the fourth quarter 2008, and lower raw material costs. The decline in managed working capital was a source of cash in 2008, as gross inventory declined $203.5 million and accounts receivable declined $124.9 million, which was partially offset by an accounts payable decrease of $82.0 million. In 2007 and 2006, the favorable impact of improved operating results on cash flow from operations was offset by continuing investment in managed working capital to support the higher business levels and the effect of higher costs for certain raw materials. During 2007, managed working capital increased by $44.3 million. This increase resulted from a $41.1 million increase in accounts receivable due to the timing of sales in the fourth quarter 2007 compared to the fourth quarter 2006, and a $36.2 million increase in inventory, mostly as a result of increased operating volumes particularly for the High Performance Metals segment products, partially offset by a $33.0 million increase in accounts payable. During 2006, managed working capital increased by $534.2 million. This increase resulted from a $166.5 million increase in accounts receivable due to a higher level of sales in the 2006 fourth quarter compared to the fourth quarter of 2005, and a $409.2 million increase in inventory, mostly as a result of increased operating volumes and higher raw materials costs, partially offset by a $41.5 million increase in accounts payable. Managed working capital has increased approximately $0.8 billion over the past five years as our level of business activity and raw material costs have both increased. Increases in managed working capital are expected to represent a future source of cash as the level of business activity declines. Managed working capital as a percent of annualized sales increased to 35.2% at the end of 2008, compared to 32.2% at the end of 2007, and 29.0% at the end of 2006. The rapid decline in demand as measured by annualized November and December 2008 sales increased our managed working capital on a percentage of sales basis. Additionally, the increase in 2008 of managed working capital as a percentage of sales was due to a continuing shift in mix to more value added products, primarily in the High Performance Metals and Flat-Rolled Products business segments, which have a longer manufacturing process. Days sales outstanding, which measures actual collection timing for accounts receivable, remained relatively constant in 2008 compared to 2007.

     The components of managed working capital were as follows:

	December 31,	December 31,	December 31,
(In millions)	2008	2007	2006

Accounts receivable, net	$530.5	$652.2	$610.9
Inventory, net	887.6	916.1	798.7
Accounts payable	(278.5)	(388.4)	(355.1)

Subtotal	1,139.6	1,179.9	1,054.5
Allowance for doubtful accounts	6.3	6.3	5.7
LIFO reserve	205.6	374.6	466.7
Corporate and other	60.2	65.7	55.3

Managed working capital	$1,411.7	$1,626.5	$1,582.2

Annualized prior 2 months sales	$4,008.0	$5,058.5	$5,453.5

Managed working capital as a % of sales	35.2%	32.2%	29.0%

     Capital expenditures for 2008 were $515.7 million, compared to $447.4 million in 2007, and $238.3 million in 2006.
     We are significantly expanding our manufacturing capabilities to meet current and expected demand growth from the aerospace (engine and airframe) and defense, chemical process industry, oil and gas, electrical energy, and medical markets, especially for titanium and titanium-based alloys, nickel-based alloys and superalloys, specialty alloys, and exotic alloys. These self-funded capital investments remain on track to be completed as planned and include:
▪	The expansion of ATI’s aerospace quality titanium sponge production capabilities, including our titanium sponge facility in Albany, OR, and our greenfield premium-grade titanium sponge (jet engine rotating parts) facility in Rowley, UT for a total capital investment of approximately $600 million. Titanium sponge is an important raw material used to produce our titanium mill products. The Albany, OR facility expansion was completed at the end of the 2008 first quarter. Initial production at the Rowley, UT premium-grade sponge is expected to commence in the 2009 third quarter. When both the Oregon and Utah sponge facilities are fully operational, our total annual sponge production capacity is projected to be approximately 46 million pounds, and these secure supply sources are intended to reduce our purchased titanium sponge and purchased titanium scrap requirements. In addition, the Utah facility will have the infrastructure in place to further expand annual capacity by approximately 18 million pounds, bringing the total annual capacity at that facility to 42 million pounds, if needed.

▪	The expansion of ATI’s melting capabilities for titanium and titanium-based alloys, nickel-based alloys and superalloys, and specialty alloys. For titanium melting, four new vacuum-arc remelt (VAR) furnaces are on line, and we expect one more titanium VAR furnace to be customer qualified by the end of the first quarter 2009. VAR melting is a consumable electrode re-melting process that improves the cleanliness and chemical homogeneity of the alloys. Our third Plasma Arc Melt (PAM) premium titanium melt furnace is in production and has completed conditional customer qualifications. This PAM furnace is now qualified for most of our products, including certain premium grade jet engine rotating quality products, and we expect the remaining qualifications to be completed in the second quarter 2009. Plasma arc melting is a superior cold-hearth melting process for making alloyed titanium products for jet engine rotating parts, medical applications, and other critical applications. One new VAR furnace for nickel-based alloys and superalloys was qualified and began commercial production in the first quarter of 2008.

▪	The expansion of ATI’s mill products processing and finishing capabilities for titanium and titanium-based alloys, nickel-based alloys and superalloys, and specialty alloys. Announced projects include a $260 million expansion of our titanium and superalloy forging capacity at our Bakers, NC facility through the addition of an integrated 10,000 ton press forge, 700mm rotary forge, and conditioning, finishing and inspection facilities to produce large diameter products needed for certain demanding applications. The conditioning, finishing and inspection facilities began operations in the third quarter 2008, and the forging operations are expected to be operational by the third quarter 2009. Forging is a hot-forming process that produces wrought forging billet and forged machining bar from an ingot. In June 2008, we commissioned the $60 million expansion of our titanium and specialty plate facility located in Washington, PA. In addition to titanium and titanium alloys, ATI’s specialty plate products include duplex alloys, superaustenitic alloys, nickel-based alloys, zirconium alloys, armor plate, and specialty and standard stainless grades. The Washington, PA expansion included increasing reheat furnace, annealing, and flattening capacity at the existing plate mill, expanding plate size capabilities, and implementing productivity improvements.

▪	A new advanced specialty metals hot rolling and processing facility at our existing Brackenridge, PA site. Our Board of Directors approved a strategic investment in ATI’s Flat-Rolled Products segment. The project is estimated to cost approximately $1.16 billion and is expected to be completed in 2012. It is designed to produce exceptional quality, thinner, and wider hot-rolled coils at reduced cost with shorter lead times, and require lower working capital requirements. The return on investment should be more than 20% by 2014, including estimated annual cost reductions of $120 million. When completed, we believe ATI’s new advanced specialty metals hot rolling and processing facility will provide unsurpassed manufacturing capability and versatility in the production of a wide range of flat-rolled specialty metals. We expect improved productivity, lower costs, and higher quality for our diversified product mix of flat-rolled specialty metals, including nickel-based and specialty alloys, titanium and titanium alloys, zirconium alloys, Precision Rolled Strip products, and stainless sheet and coiled plate products. Our new advanced hot-rolling and processing facility is designed to be the most powerful mill in the world for production of specialty metals. It is designed to roll and process exceptional quality hot bands of up to 78.62 inches, or 2 meters, wide.

▪	In connection with the new advanced specialty metals hot rolling and processing facility, we announced the consolidation of our Natrona, PA grain-oriented electrical steel melt shop into ATI’s Brackenridge, PA melt shop. This consolidation is expected to improve the overall productivity of ATI’s flat-rolled grain-oriented electrical steel and other stainless and specialty alloys, and reduce the cost of producing slabs and ingots. The investment should also result in significant reduction of particulate emissions. This consolidation is expected to be completed in 2010.

▪	We are increasing our capacity to produce zirconium products through capital expansions of zirconium sponge production and VAR melting. This new zirconium sponge and melting capacity better positions ATI for the current and expected strong growth in demand from the nuclear electrical energy and chemical process industry markets.

▪	Our STAL joint venture commenced an expansion of its operations in Shanghai, China in late 2006. This expansion, which is expected to more than triple STAL’s rolling and slitting capacity to produce Precision Rolled Strip products, is estimated to cost approximately $110 million and is expected to be operational in the first quarter 2009.
     We currently expect that our projected 2009 capital expenditures will be approximately $450 million, excluding the STAL joint venture, and we expect capital spending to remain in this range for the next few years as we complete these strategic projects. We are committed to continuing to self-fund these projects and can further adjust the timing of any project, if necessary.
Debt
Total debt outstanding decreased by $18.4 million, to $509.8 million at December 31, 2008, from $528.2 million at December 31, 2007. The decrease was primarily related to scheduled debt maturity payments. In managing our overall capital structure, some of the measures on which we focus are net debt to total capitalization, which is the percentage of our debt, net of cash that may be available to reduce borrowings, to our total invested and borrowed capital, and total debt to total capitalization, which excludes cash balances. Our net debt to total capitalization was 2.0%, compared to a negative 4.5% at December 31, 2007, a positive 3.3% at December 31, 2006 and 19.7% at December 31, 2005. At December 31, 2007, our cash on hand exceeded our total debt. Total debt to total capitalization was 20.6% at December 31, 2008, compared to 19.2% at December 31, 2007, 26.9% at December 31, 2006, and 41.0% at December 31, 2005.

	December 31,	December 31,
(In millions)	2008	2007

Total debt	$509.8	$528.2
Less: Cash	(469.9)	(623.3)

Net debt (cash)	$39.9	$(95.1)

Net debt (cash)	$39.9	$(95.1)
Total stockholders’ equity	1,961.3	2,223.5

Total capital	$2,001.2	$2,128.4
Net debt to capital ratio	2.0%	(4.5%)

	December 31,	December 31,
(In millions)	2008	2007

Total debt	$509.8	$528.2
Total stockholders’ equity	1,961.3	2,223.5

Total capital	$2,471.1	$2,751.7
Total debt to total capital ratio	20.6%	19.2%

     We have a $400 million senior unsecured domestic revolving credit facility that expires in July 2012, and includes a $200 million sublimit for the issuance of letters of credit. Under this facility, the Company may increase the size of the facility by up to $100 million without seeking the further approval of the lending group. The unsecured facility requires us to maintain a leverage ratio (consolidated total indebtedness divided by consolidated earnings before interest, taxes and depreciation and amortization) of not greater than 3.25, and maintain an interest coverage ratio (consolidated earnings before interest and taxes divided by interest expense) of not less than 2.0. For the year ended December 31, 2008, our leverage ratio was 0.55, and our interest coverage ratio was 65.06. We have not borrowed funds under the senior unsecured domestic facility during 2008, although a portion has been utilized to support the issuance of letters of credit. Outstanding letters of credit issued under the unsecured facility at December 31, 2008, were approximately $14 million, compared to $43 million at the end of 2007. In 2008, the Company established a separate credit facility for the issuance of letters of credit. As of December 31, 2008, $30 million in letters of credit were outstanding under this separate facility.
     The ratio of earnings to fixed charges for the year ended December 31, 2008 was 19.4.
     STAL, our Chinese joint venture company in which ATI has a 60% interest, has a five year revolving credit facility with a group of banks. Under the credit facility, STAL may borrow up to 585 million renminbi (approximately $85 million at December 2008 exchange rates) at an interest rate equal to 90% of the applicable lending rate published by the People’s Bank of China. The credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners, and is intended to be utilized in the future for the expansion of STAL’s operations, which are located in Shanghai, China. The credit facility requires STAL to maintain a minimum level of shareholders’ equity, and certain financial ratios. As of December 31, 2008, there had been no borrowings made under this credit facility.
     STAL had approximately $6 million in letters of credit outstanding as of December 31, 2008. These letters of credit are supported solely by STAL’s financial capability without any guarantees from the joint venture partners.
     Interest rate swap contracts have been used from time-to-time to manage our exposure to interest rate risks. At December 31, 2008, we have no interest rate swap contracts in place. We have deferred gains on settled “receive fixed, pay floating” interest rate swap contracts associated with our $300 million, 8.375% Notes. These gains on settlement, which occurred in 2004 and 2003, remain a component of the reported balance of the Notes, and are ratably recognized as a reduction to interest expense over the remaining life of the Notes, which is approximately three years. At December 31, 2008, the deferred settlement gain was $6.7 million. The result of the “receive fixed, pay floating” arrangements was a decrease in interest expense of $2.0 million, $1.8 million, and $1.7 million for the years ended December 31, 2008, 2007, and 2006, respectively, compared to the fixed interest expense of the ten-year Notes.
     A summary of required payments under financial instruments (excluding accrued interest) and other commitments are presented below.

		Less than	1-3	4-5	After 5
(In millions)	Total	1year	years	years	years

Contractual Cash Obligations

Total Debt including Capital Leases	$505.6	$15.2	$334.5	$2.0	$153.9
Operating Lease Obligations	84.1	17.8	29.6	17.0	19.7
Other Long-term Liabilities (A)	195.5	—	61.9	11.2	122.4
Unconditional Purchase Obligations
Raw materials (B)	1,015.0	344.4	229.2	120.4	321.0
Capital expenditures	100.7	90.4	10.3	—	—
Other (C)	35.4	11.4	15.6	6.1	2.3

Total	$1,936.3	$479.2	$681.1	$156.7	$619.3

(In millions)

Other Financial Commitments

Lines of Credit (D)	$597.2	$83.9	$27.8	$485.5	$—
Guarantees	$27.4

(A)	Other long-term liabilities exclude pension liabilities and accrued postretirement benefits.

     (B) We have contracted for physical delivery for certain of our raw materials to meet a portion of our needs. These contracts are based upon fixed or variable price provisions. We used current market prices as of December 31, 2008, for raw material obligations with variable pricing.
     (C) We have various contractual obligations that extend through 2015 for services involving production facilities and administrative operations. Our purchase obligation as disclosed represents the estimated termination fees payable if we were to exit these contracts.
     (D) Drawn amounts were $21.7 million at December 31, 2008 under foreign credit agreements, and drawn amounts are included in total debt. Drawn amounts also include $13.9 million utilized under the $400 million domestic senior unsecured credit facility for standby letters of credit, which renew annually, and $29.8 million under a separate letter of credit facility. These letters of credit are used to support: $29.8 million in workers’ compensation and general insurance arrangements, and $13.9 million related to environmental, legal and other matters.
Retirement Benefits
The value of the liabilities of our U.S. qualified defined benefit pension plan exceeded pension plan investments as of the end of 2008, by $342 million, or approximately 17%. We have not been required to make cash contributions to this defined benefit pension plan since 1995. However, during the past five years, we have made $415 million in voluntary cash and stock contributions to this plan to improve the plan’s funded position. These voluntary contributions were comprised of cash contributions of $30 million during the fourth quarter of 2008, and $100 million during each of the fourth quarters of 2007, 2006 and 2005, respectively, plus $50 million during the third quarter 2004. Additionally in the fourth quarter of 2008, we contributed 1.5 million shares of ATI common stock, valued at $35.2 million, to the pension plan. Based on current regulations and actuarial studies, we do not expect to be required to make cash contributions to our U.S. qualified defined benefit pension plan for 2009. However, we may elect, depending upon investment performance of the pension plan assets and other factors, to make additional voluntary cash contributions to this pension plan in the future.
     We fund certain retiree health care benefits for Allegheny Ludlum using investments held in a Company-administered Voluntary Employee Benefit Association (VEBA) trust. This allows us to recover a portion of the retiree medical costs. In accordance with our labor agreements, during 2008, 2007, and 2006, we funded $34.3 million, $30.8 million, and $28.1 million, respectively, of retiree medical costs using the investments of this VEBA trust. We may continue to fund certain retiree medical benefits utilizing the investments held in the VEBA. The value of the investments held in the VEBA was approximately $35 million as of December 31, 2008.
Dividends
We paid a quarterly dividend of $0.18 per share of common stock for each quarter of 2008. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate.
Share Repurchase Program
On November 1, 2007, our Board of Directors approved a share repurchase program of $500 million. Repurchases of Company common stock are expected to be made on the open market or in unsolicited or privately negotiated transactions. Share repurchases are expected to be funded from internal cash flow and cash on hand. The number of shares to be purchased, and the timing of the purchases, will be based on several factors, including other investment opportunities, the level of cash balances, and general business conditions. During 2008, 6,162,200 shares of common stock were purchased at a cost of $278.3 million. As of December 31, 2008, 6,837,000 shares of common stock had been purchased under this program at a cost of $339.5 million.
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
     We market our products to a diverse customer base, principally throughout the United States. Trade credit is extended based upon evaluations of each customer’s ability to perform its obligations, which are updated periodically. Accounts receivable reserves are based upon an aging of accounts and a review for collectability of specific accounts. Accounts receivable are presented net of a reserve for doubtful accounts of $6.3 million at both December 31, 2008 and 2007, which represented 1.2% and 1.0%, respectively, of total gross accounts receivable. During 2008, we recognized expense of $2.1 million to increase the reserve for doubtful accounts and wrote off $2.1 million of uncollectible accounts, which reduced the reserve. During 2007, we recognized expense of $1.0 million to increase the reserve for doubtful accounts and wrote off $0.4 million of uncollectible accounts, which reduced the reserve.
Inventories
At December 31, 2008, we had net inventory of $887.6 million. Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO) and average cost methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. The prices for many of the raw materials we use have been extremely volatile during the past three years. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a rise in raw material costs has a negative effect on our operating results, while, conversely, a fall in material costs results in a benefit to operating results. For example, in 2008 and 2007, the effect of falling raw material costs on our LIFO inventory valuation method resulted in cost of sales which were $169.0 million and $92.1 million, respectively, lower than would have been recognized had we utilized the FIFO methodology to value our inventory. However, in 2006 the effect of increases in raw material costs on our LIFO inventory valuation method resulted in cost of sales which were $197.0 million higher than would have been recognized if we utilized the FIFO methodology to value our inventory. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold.
     The LIFO inventory valuation methodology is not utilized by many of the companies with which we compete, including foreign competitors. As such, our results of operations may not be comparable to those of our competitors during periods of volatile material costs due, in part, to the differences between the LIFO inventory valuation method and other acceptable inventory valuation methods.
     We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting reserve, if any, is recognized as an expense in the period that the need for the reserve is identified. At December 31, 2008, no significant reserves were required. It is our general policy to write-down to scrap value any inventory that is identified as obsolete and any inventory that has aged or has not moved in more than twelve months. In some instances this criterion is up to twenty-four months due to the longer manufacturing and distribution process for such products.
Asset Impairment
We monitor the recoverability of the carrying value of our long-lived assets. An impairment charge is recognized when the expected net undiscounted future cash flows from an asset’s use (including any proceeds from disposition) are less than the asset’s carrying value, and the asset’s carrying value exceeds its fair value. Changes in the expected use of a long-lived asset group, and the financial performance of the long-lived asset group and its operating segment, are evaluated as indicators of possible impairment. Future cash flow value may include appraisals for property, plant and equipment, land and improvements, future cash flow estimates from operating the long-lived assets, and other operating considerations. There were no significant charges for impairment of long-lived assets in the periods presented.
Retirement Benefits
We have defined benefit and defined contribution pension plans covering substantially all of our employees. We account for our defined benefit pension plans in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (“FAS 87”), as amended by FAS 158 regarding the balance sheet presentation of pension assets and liabilities. FAS 87 requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. A significant element in determining our pension (expense) income in accordance with FAS 87 is the expected investment return on plan assets. In establishing the expected return on plan investments, which is reviewed annually in the fourth quarter, we take into consideration input from our third party pension plan asset managers and actuaries regarding the types of securities the plan assets are invested in, how those investments have performed historically, and expectations for how those investments will perform in the future. Our expected long-term return on pension plan investments has been 8.75% for each of the past five years. We apply this assumed rate to the market value of plan assets at the end of the previous year. This produces the expected return on plan assets that is included in annual pension (expense) income for the current year. The actual return on pension plan assets was a negative 25.3% for 2008, reversing a trend of positive returns of 10.9% for 2007, 18.2% for 2006, 9.7% for 2005, and 11.7% for 2004. Based upon our strategic allocation of pension assets across the various investments asset classes, our expected long-term return on pension plan investments for 2009 remains at 8.75%. The effect of increasing, or lowering, the expected return on pension plan investments by 0.25% results in additional annual income, or expense, of approximately $4.2 million. The cumulative difference between this expected return and the actual return on plan assets is deferred and amortized into pension income or expense over future periods. The amount of expected return on plan assets can vary significantly from year-to-year since the calculation is dependent on the market value of plan assets as of the end of the preceding year. U.S. generally accepted accounting principles allow companies to calculate the expected return on pension assets using either an average of fair market values of pension assets over a period not to exceed five years, which reduces the volatility in reported pension income or expense, or their fair market value at the end of the previous year. However, the Securities and Exchange Commission currently does not permit companies to change from the fair market value at the end of the previous year methodology, which is the methodology that we use, to an averaging of fair market values of plan assets methodology. As a result, our results of operations and those of other companies, including companies with which we compete, may not be comparable due to these different methodologies in calculating the expected return on pension investments.
     In accordance with changes in the accounting standards, we determined the discount rate used to value pension plan liabilities as of the end of 2008. Previously, we had used November 30th as our measurement date. The discount rate reflects the current rate at which the pension liabilities could be effectively settled. In estimating this rate, we receive input from our actuaries regarding the rates of return on high quality, fixed-income investments with maturities matched to the expected future retirement benefit payments. Based on this assessment at the end of December 2008, we established a discount rate of 6.85% for valuing the pension liabilities as of the end of 2008, and for determining the pension expense for 2009. We had previously assumed a discount rate of 6.25% for 2007, which determined the 2008 expense, 5.8% for 2006, which determined the 2007 expense, and 5.9% for 2005, which determined the 2006 expense. The estimated effect of changing the discount rate by 0.50%, would decrease pension liabilities in the case of an increase in the discount rate, or increase pension liabilities in the case of a decrease in the discount rate by approximately $100 million. Such a change in the discount rate would decrease pension expense in the case of an increase in the discount rate, or increase pension expense in the case of a decrease in the discount rate by approximately $8 million. The effect on pension liabilities for changes to the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, are deferred and amortized over future periods in accordance with the accounting standards.
     We also sponsor several postretirement plans covering certain hourly and salaried employees and retirees. These plans provide health care and life insurance benefits for eligible employees. Under most of the plans, our contributions towards premiums are capped based upon the cost as of certain dates, thereby creating a defined contribution. For the non-collectively bargained plans, we maintain the right to amend or terminate the plans in the future. We account for these benefits in accordance with FAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“FAS 106”), as amended by FAS 158, which requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as benefits are paid. We use actuarial assumptions, including the discount rate and the expected trend in health care costs, to estimate the costs and benefit obligations for the plans. The discount rate, which is determined annually at the end of each year, is developed based upon rates of return on high quality, fixed-income investments. At the end of 2008, we determined this rate to be 6.85%, compared to a 6.25% discount rate in 2007, 5.8% discount rate in 2006, and 5.9% discount rate in 2005. The estimated effect of changing the discount rate by 0.50%, would decrease postretirement obligations in the case of an increase in the discount rate, or increase postretirement obligations in the case of a decrease in the discount rate by approximately $18 million. Such a change in the discount rate would decrease postretirement benefit expense in the case of an increase in the discount rate, or increase postretirement benefit expense in the case of a decrease in the discount rate by approximately $0.5 million. Based upon predictions of continued significant medical cost inflation in future years, the annual assumed rate of increase in the per capita cost of covered benefits of health care plans is 10.37% in 2009 and is assumed to gradually decrease to 5.0% in the year 2028 and remain level thereafter.
     Certain of these postretirement benefits are funded using plan investments held in a Company-administered VEBA trust. The expected return on plan investments is a significant element in determining postretirement benefits expenses in accordance with accounting standards. In establishing the expected return on plan investments, which is reviewed annually in the fourth quarter, we take into consideration the types of securities the plan assets are invested in, how those investments have performed historically, and expectations for how those investments will perform in the future. For 2008, our expected return on investments held in the VEBA trust was 9%. This assumed long-term rate of return on investments is applied to the market value of plan assets at the end of the previous year. This produces the expected return on plan investments that is included in annual postretirement benefits expenses for the current year. The actual return on investments held in the VEBA trust was a negative 9.5% in 2008, reversing a trend of positive returns of 16.9% in 2007, 50.0% in 2006, and 11.6% in both 2005 and 2004. Our expected return on investments in the VEBA trust is 8.3% for 2009. The expected return on investments held in the VEBA trust is expected to be lower than the return on pension plan investments due to the mix of assets held by the VEBA trust and the reduction of VEBA trust assets due to benefit payments.
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
Pending Accounting Pronouncements
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
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“FAS 160”), “Noncontrolling Interests in Consolidated Financial Statements.” FAS 160 changes the classification of noncontrolling (minority) interests on the balance sheet and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under the new standard, noncontrolling interests are considered equity and are to be reported as an element of stockholders’ equity rather than within the mezzanine or liability sections of the balance sheet. In addition, the current practice of reporting minority interest expense or benefit will change. Under the new standard, net income will encompass the total income before minority interest expense. The income statement will include separate disclosure of the attribution of income between the controlling and noncontrolling interests. Increases and decreases in the noncontrolling ownership interest amount are to be accounted for as equity transactions. FAS 160 is effective for fiscal years beginning after December 15, 2008, and earlier application is prohibited. Upon adoption, the balance sheet and the income statement will be recast retrospectively for the presentation of noncontrolling interests. The other accounting provisions of the statement are required to be adopted prospectively. We are currently evaluating the impact of adopting FAS 160, including the reporting of the minority interest in our STAL joint venture, on our financial statements. As of December 31, 2008, other long-term liabilities included $68 million for minority interest in our STAL joint venture, which will be reported as an element of stockholders’ equity upon adoption of FAS 160.

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
As part of our risk management strategy, we utilize derivative financial instruments, from time to time, to hedge our exposure to changes in raw material prices, foreign currencies, and interest rates. We monitor the third-party financial institutions which are our counterparty to these financial instruments on a daily basis and diversify our transactions among counterparties to minimize exposure to any one of these entities. Fair values for derivatives were measured using exchange-traded prices for the hedged items. Upon adoption of FAS 157 in 2008, fair value was determined using Level 2 information, including consideration of counterparty risk and the Company’s credit risk.
Interest Rate Risk. We attempt to maintain a reasonable balance between fixed- and floating-rate debt to keep financing costs as low as possible. At December 31, 2008, we had approximately $46 million of floating rate debt outstanding with a weighted average interest rate of approximately 2.1%. Approximately $31 million of this floating rate debt is capped at a 6% maximum interest rate. Since the interest rate on floating rate debt changes with the short-term market rate of interest, we are exposed to the risk that these interest rates may increase, raising our interest expense in situations where the interest rate is not capped. For example, a hypothetical 1% increase in the rate of interest on the $15 million of our outstanding floating rate debt not subjected to a cap would result in increased annual financing costs of approximately $0.1 million.
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
     At December 31, 2008, the outstanding financial derivatives used to hedge our exposure to natural gas cost volatility represented approximately 30% of our forecasted requirements for the next three years. The net mark-to-market valuation of these outstanding hedges at December 31, 2008 was an unrealized pre-tax loss of $24.3 million, of which $14.3 million was presented in accrued liabilities on the balance sheet with the remainder included in other long-term liabilities. The effects of the hedging activity will be recognized in income over the designated hedge periods. For the 2008 year, the effects of natural gas hedging activity reduced cost of sales by $3.8 million.
Volatility of Raw Material Prices. We use raw materials surcharge and index mechanisms to offset the impact of increased raw material costs; however, competitive factors in the marketplace can limit our ability to institute such mechanisms, and there can be a delay between the increase in the price of raw materials and the realization of the benefit of such mechanisms. For example, in 2008 we used approximately 80 million pounds of nickel; therefore a hypothetical change of $1.00 per pound in nickel prices would result in increased costs of approximately $80 million. In addition, in 2008 we also used approximately 500 million pounds of ferrous scrap in the production of our flat-rolled products and a hypothetical change of $0.01 per pound would result in increased costs of approximately $5 million. While we enter into raw materials futures contracts from time-to-time to hedge exposure to price fluctuations, such as for nickel, we cannot be certain that our hedge position adequately reduces exposure. We believe that we have adequate controls to monitor these contracts, but we may not be able to accurately assess exposure to price volatility in the markets for critical raw materials.
     The majority of our products are sold utilizing raw material surcharges and index mechanisms. However as of December 31, 2008, we had entered into financial hedging arrangements primarily at the request of our customers related to firm orders for approximately 15% of our total annual nickel requirements. Any gain or loss associated with these hedging arrangements is included in the selling price to the customer requesting the hedge over the designated hedge period. At December 31, 2008, the net mark-to-market valuation of these outstanding hedges was an unrealized pre-tax loss of $37.0 million, of which $31.6 million is included in accrued liabilities on the balance sheet with the remainder included in other long-term liabilities.
Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies expected to be received from our export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk. In addition, we may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At December 31, 2008, the net mark-to-market valuation of the outstanding foreign currency forward contracts was an unrealized pre-tax gain of $17.0 million, of which $7.0 million is included in other current assets on the balance sheet and $0.2 million is recorded in accrued liabilities, with the remainder included in other long-term assets.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
Board of Directors
Allegheny Technologies Incorporated
We have audited the accompanying consolidated balance sheets of Allegheny Technologies Incorporated and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allegheny Technologies Incorporated and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
     As described in Note 7 to the financial statements, the Company changed its accounting for income tax uncertainties in 2007. As described in Note 8 to the financial statements, in 2006 and in 2008 the Company changed its method of accounting for pensions and other postretirement benefits.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Allegheny Technologies Incorporated’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
February 18, 2009

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Income

(In millions except per share amounts)
For the Years Ended December 31,	2008	2007	2006

Sales	$5,309.7	$5,452.5	$4,936.6

Costs and expenses:
Cost of sales	4,157.8	4,003.1	3,740.4
Selling and administrative expenses	282.7	296.7	295.3

Income before interest, other expense, and income taxes	869.2	1,152.7	900.9

Interest expense, net	(3.5)	(4.8)	(23.3)
Other expense, net	(5.6)	(0.6)	(5.0)

Income before income taxes	860.1	1,147.3	872.6

Income tax provision	294.2	400.2	298.5

Net income	$565.9	$747.1	$574.1

Basic net income per common share	$5.71	$7.35	$5.76

Diluted net income per common share	$5.67	$7.26	$5.61

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
(In millions except share and per share amounts)	2008	2007

Assets
Cash and cash equivalents	$469.9	$623.3
Accounts receivable, net	530.5	652.2
Inventories, net	887.6	916.1
Deferred income taxes	—	18.8
Prepaid expenses and other current assets	41.4	38.3

Total Current Assets	1,929.4	2,248.7
Property, plant and equipment, net	1,633.6	1,239.5
Deferred income taxes	281.6	42.1
Cost in excess of net assets acquired	190.9	209.8
Prepaid pension asset	—	230.3
Other assets	134.9	125.2

Total Assets	$4,170.4	$4,095.6

Liabilities and Stockholders’ Equity
Accounts payable	$278.5	$388.4
Accrued liabilities	322.0	294.7
Deferred income taxes	78.2	—
Short-term debt and current portion of long-term debt	15.2	20.9

Total Current Liabilities	693.9	704.0
Long-term debt	494.6	507.3
Accrued postretirement benefits	446.9	437.8
Pension liabilities	378.2	31.8
Other long-term liabilities	195.5	191.2

Total Liabilities	2,209.1	1,872.1

Stockholders’ Equity:
Preferred stock, par value $0.10: authorized - 50,000,000 shares; issued – none	—	—
Common stock, par value $0.10: authorized - 500,000,000 shares; issued 102,404,256 at 2008 and 2007; outstanding – 97,330,969 shares at 2008 and 101,586,334 shares at 2007	10.2	10.2
Additional paid-in capital	651.8	693.7
Retained earnings	2,286.7	1,830.7
Treasury stock: 5,073,287 shares at 2008 and 817,922 shares at 2007	(244.8)	(75.4)
Accumulated other comprehensive loss, net of tax	(742.6)	(235.7)

Total Stockholders’ Equity	1,961.3	2,223.5

Total Liabilities and Stockholders’ Equity	$4,170.4	$4,095.6

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

(In millions)
For the Years Ended December 31,	2008	2007	2006

Operating Activities:
Net income	$565.9	$747.1	$574.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118.8	102.9	86.2
Deferred income taxes	129.0	55.5	9.4
Change in operating assets and liabilities:
Accounts receivable	121.7	(41.3)	(168.8)
Accounts payable	(109.9)	33.3	42.2
Retirement benefits (a)	(52.9)	(102.4)	(49.6)
Inventories	28.6	(117.4)	(191.6)
Accrued liabilities	(10.9)	56.6	30.7
Accrued income taxes, net of tax benefit on share-based compensation	(6.9)	(5.3)	4.2
Other	(28.9)	(19.2)	(25.2)

Cash provided by operating activities	754.5	709.8	311.6

Investing Activities:
Purchases of property, plant and equipment	(515.7)	(447.4)	(238.3)
Disposals of property, plant and equipment	2.2	4.7	2.0
Purchase of businesses and investments in ventures, net of cash acquired	—	(9.7)	—
Proceeds from sales of businesses and investments and other	(0.4)	0.7	0.5

Cash used in investing activities	(513.9)	(451.7)	(235.8)

Financing Activities:
Payments of long-term debt and capital leases	(14.8)	(15.3)	(7.8)
Net borrowings (repayments) under credit facilities	(3.1)	(8.6)	0.7

Net repayments	(17.9)	(23.9)	(7.1)
Purchase of treasury stock	(278.3)	(61.2)	—
Dividends paid	(71.4)	(58.1)	(43.1)
Income tax withholding on share-based compensation	(15.8)	(50.1)	—
Tax benefit on share-based compensation	(11.6)	50.7	80.9
Exercises of stock options	1.0	5.5	33.1

Cash provided by (used in) financing activities	(394.0)	(137.1)	63.8

Increase (decrease) in cash and cash equivalents	(153.4)	121.0	139.6
Cash and cash equivalents at beginning of year	623.3	502.3	362.7

Cash and cash equivalents at end of year	$469.9	$623.3	$502.3

(a)	Includes annual voluntary cash pension contributions of $(30.0) million in 2008 and $(100.0) million in both 2007 and 2006.
Amounts presented on the Consolidated Statements of Cash Flows may not agree to the corresponding changes in balance sheet items due to the accounting for purchases and sales of businesses and the effects of foreign currency translation.
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Stockholders’ Equity

					Accumulated
		Additional			Other	Stock-
	Common	Paid-In	Retained	Treasury	Comprehensive	holders’
(In millions except per share amounts)	Stock	Capital	Earnings	Stock	Income (Loss)	Equity

Balance, December 31, 2005	$9.9	$535.6	$650.7	$(18.8)	$(369.4)	$808.0

Net income	—	—	574.1	—	—	574.1
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment	—	—	—	—	389.8	389.8
Foreign currency translation gains	—	—	—	—	24.3	24.3
Unrealized losses on derivatives	—	—	—	—	(13.6)	(13.6)
Change in unrealized gains on securities	—	—	—	—	0.7	0.7

Comprehensive income	—	—	574.1	—	401.2	975.3
Adjustment to initially apply FASB Statement No. 158, net of tax	—	—	—	—	(342.6)	(342.6)
Cash dividends on common stock ($0.43 per share)	—	—	(43.1)	—	—	(43.1)
Employee stock plans	0.2	101.4	(15.1)	18.8	—	105.3

Balance, December 31, 2006	10.1	637.0	1,166.6	—	(310.8)	1,502.9

Net income	—	—	747.1	—	—	747.1
Other comprehensive income (loss), net of tax:
Pension plans and other postretirement benefits	—	—	—	—	71.4	71.4
Foreign currency translation gains	—	—	—	—	21.4	21.4
Unrealized losses on derivatives	—	—	—	—	(16.9)	(16.9)
Change in unrealized gains on securities	—	—	—	—	(0.8)	(0.8)

Comprehensive income	—	—	747.1	—	75.1	822.2
Cumulative effect of change in accounting principle	—	—	(5.6)	—	—	(5.6)
Purchase of treasury stock	—	—	—	(61.2)	—	(61.2)
Cash dividends on common stock ($0.57 per share)	—	—	(58.1)	—	—	(58.1)
Employee stock plans	0.1	56.7	(19.3)	(14.2)	—	23.3

Balance, December 31, 2007	10.2	693.7	1,830.7	(75.4)	(235.7)	2,223.5

Net income	—	—	565.9	—	—	565.9
Other comprehensive income (loss), net of tax:
Pension plans and other postretirement benefits	—	—	—	—	(426.1)	(426.1)
Foreign currency translation losses	—	—	—	—	(66.9)	(66.9)
Unrealized losses on derivatives	—	—	—	—	(15.1)	(15.1)

Comprehensive income	—	—	565.9	—	(508.1)	57.8
Purchase of treasury stock	—	—	—	(278.3)	—	(278.3)
Contribution of stock to pension plan	—	—	(37.2)	72.4	—	35.2
Effect of changing the measurement date for pension plans and other postretirement benefits, net of tax	—	—	—	—	1.2	1.2
Cash dividends on common stock ($0.72 per share)	—	—	(71.4)	—	—	(71.4)
Employee stock plans	—	(41.9)	(1.3)	36.5	—	(6.7)

Balance, December 31, 2008	$10.2	$651.8	$2,286.7	$(244.8)	$(742.6)	$1,961.3

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies —
Principles of Consolidation
The consolidated financial statements include the accounts of Allegheny Technologies Incorporated and its subsidiaries, including the Chinese joint venture known as Shanghai STAL Precision Stainless Steel Company Limited (“STAL”), in which the Company has a 60% interest. The remaining 40% interest in STAL is owned by Baosteel Group, a state authorized investment company whose equity securities are publicly traded in the People’s Republic of China. The financial results of STAL are consolidated into the Company’s operating results with the 40% interest of the Company’s minority partner recognized on the statement of income as other income or expense, and on the balance sheet in other long-term liabilities. Investments in which the Company exercises significant influence, but which it does not control (generally a 20% to 50% ownership interest), including ATI’s 50% interest in the industrial titanium joint venture known as Uniti LLC (“Uniti”), are accounted for under the equity method of accounting. Significant intercompany accounts and transactions have been eliminated. Unless the context requires otherwise, “Allegheny Technologies,” “ATI” and the “Company” refer to Allegheny Technologies Incorporated and its subsidiaries.
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
Accounts Receivable
Accounts receivable are presented net of a reserve for doubtful accounts of $6.3 million at December 31, 2008 and at December 31, 2007. The Company markets its products to a diverse customer base, principally throughout the United States. Trade credit is extended based upon evaluations of each customer’s ability to perform its obligations, which are updated periodically. Accounts receivable reserves are determined based upon an aging of accounts and a review for collectibility of specific accounts. No single customer accounted for more than 10% of sales in 2008. Accounts receivable from Uniti were $14.3 million at December 31, 2008.
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

Long-Lived Assets
Property, plant and equipment are recorded at cost, including capitalized interest, and includes long-lived assets acquired under capital leases. The principal method of depreciation adopted for all property placed into service after July 1, 1996 is the straight-line method. For buildings and equipment acquired prior to July 1, 1996, depreciation is computed using a combination of accelerated and straight-line methods. The Company periodically reviews estimates of useful life assigned to new and in service assets. Significant enhancements, including major maintenance activities, that extend the lives of property and equipment are capitalized. Costs related to repairs and maintenance are charged to expense in the period incurred. The cost and related accumulated depreciation of property and equipment retired or disposed of are removed from the accounts and any related gains or losses are included in income.
     The Company monitors the recoverability of the carrying value of its long-lived assets. An impairment charge is recognized when an indicator of impairment occurs and the expected net undiscounted future cash flows from an asset’s use (including any proceeds from disposition) are less than the asset’s carrying value and the asset’s carrying value exceeds its fair value. Assets to be disposed of by sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized.
Cost in Excess of Net Assets Acquired
At December 31, 2008, the Company had $190.9 million of goodwill on its balance sheet. Of the total, $53.9 million related to the High Performance Metals segment, $112.1 million related to the Flat-Rolled Products segment, and $24.9 million related to the Engineered Products segment. Goodwill decreased $18.9 million during 2008 as a result of the impact of foreign currency translation on goodwill denominated in functional currencies other than the U.S. dollar. The Company accounts for goodwill under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). Under FAS 142, goodwill and indefinite-lived intangible assets are reviewed annually for impairment, or more frequently if impairment indicators arise. The impairment test for goodwill requires a comparison of the fair value of each reporting unit that has goodwill associated with its operations with its carrying amount, including goodwill. If this comparison reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of the fair value of the reporting unit over the fair value of all recognized and unrecognized assets and liabilities.
     The evaluation of goodwill for possible impairment includes estimating the fair market value of each of the reporting units which have goodwill associated with their operations using discounted cash flow and multiples of cash earnings valuation techniques, plus valuation comparisons to recent public sale transactions of similar businesses, if any. These valuation methods require the Company to make estimates and assumptions regarding future operating results, cash flows, changes in working capital and capital expenditures, selling prices, profitability, and the cost of capital. Although the Company believes that the estimates and assumptions used were reasonable, actual results could differ from those estimates and assumptions. The Company performs the required annual goodwill impairment evaluation in the fourth quarter of each year. No impairment of goodwill was determined to exist for the years ended December 31, 2008, 2007 or 2006.
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

Derivative Financial Instruments and Hedging
As part of its risk management strategy, the Company, from time-to-time, utilizes derivative financial instruments to manage its exposure to changes in raw material prices, energy costs, foreign currencies, and interest rates. The Company accounts for all of these contracts as hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). In general, hedge effectiveness is determined by examining the relationship between offsetting changes in fair value or cash flows attributable to the item being hedged, and the financial instrument being used for the hedge. Effectiveness is measured utilizing regression analysis and other techniques to determine whether the change in the fair market value or cash flows of the derivative exceeds the change in fair value or cash flow of the hedged item. Calculated ineffectiveness, if any, is immediately recognized on the statement of income. For the years ended December 31, 2008, 2007, and 2006, calculated ineffectiveness was not material to the results of operations.
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
     The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of December 31, 2008, the Company had entered into financial hedging arrangements primarily at the request of its customers related to firm orders for approximately 15% of the Company’s total annual nickel requirements. Any gain or loss associated with these hedging arrangements is included in the selling price to the customer requesting the hedge over the designated hedge period. At December 31, 2008, the net mark-to-market valuation of these outstanding hedges was an unrealized pre-tax loss of $37.0 million, of which $31.6 million is included in accrued liabilities on the balance sheet with the remainder included in other long-term liabilities.
     At December 31, 2008, the outstanding financial derivatives used to hedge the Company’s exposure to natural gas cost volatility represented approximately 30% of our forecasted requirements for the next three years. The net mark-to-market valuation of these outstanding hedges at December 31, 2008 was an unrealized pre-tax loss of $24.3 million, of which $14.3 million was presented in accrued liabilities on the balance sheet with the remainder included in other long-term liabilities. The effects of the hedging activity will be recognized in income over the designated hedge periods. For 2008 the effects of natural gas hedging activity reduced cost of sales by $3.8 million.
     Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk. In addition, the Company may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At December 31, 2008, the net mark-to-market valuation of the outstanding foreign currency forward contracts was an unrealized pre-tax gain of $17.0 million, of which $7.0 million is included in other current assets on the balance sheet and $0.2 million is recorded in accrued liabilities, with the remainder included in other long-term assets.
     The majority of the derivative financial instruments mature within one year. Changes in the fair value of these derivative financial instruments are recognized as a component of other comprehensive income (loss) in stockholders’ equity until the hedged item is recognized in the statement of income. If a derivative financial instrument or portion thereof no longer qualifies as a hedge due to changes in forecasted quantities, the change in fair value related to this ineffective portion is immediately recognized as income or expense in the statement of income.
     The Company may enter into derivative interest rate contracts to maintain a reasonable balance between fixed- and floating-rate debt. There were no unsettled derivative financial instruments related to debt balances for the years ended December 31, 2008, 2007 or 2006, although previously settled contracts remain a component of the recorded value of debt. See Note 3. Debt, for further information.

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
Research and Development
Company funded research and development costs were $14.9 million in 2008, $14.0 million in 2007, and $9.6 million in 2006 and were expensed as incurred. Customer funded research and development costs were $0.2 million in 2008, and $0.5 million in 2007 and in 2006. Customer funded research and development costs are recognized in the consolidated statement of operations in accordance with revenue recognition policies.
Stock-based Compensation
The Company accounts for stock-based compensation transactions, such as stock options, restricted stock, and potential payments under programs such as the Company’s Total Shareholder Return Program (“TSRP”) awards, using fair value. Compensation expense for an award is estimated at the date of grant and is recognized over the requisite service period. Compensation expense is adjusted for equity awards that do not vest because service or performance conditions are not satisfied. However, compensation expense already recognized is not adjusted if market conditions are not met, such as the Company’s total shareholder return performance relative to a peer group under the Company’s TSRP awards, or for stock options which expire “out-of-the-money.”
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
New Accounting Pronouncements Adopted
In the first quarter 2008, as required, the Company began the adoption process for the change in measurement date provisions of FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”), which amended the standards for defined benefit pension and other postretirement benefit plans accounting. These provisions require assets and benefits to be measured at the date of the employer’s statement of financial position, which is December 31 in our case, rather than our measurement date of November 30, as was previously permitted. The adoption of these provisions did not have a material effect on our financial statements.
     In September 2006, the FASB issued FAS 157, “Fair Value Measurements” (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. The Standard covers financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. FAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, and for fiscal years beginning after November 15, 2008 for other nonfinancial assets and liabilities. The adoption of FAS 157 for financial assets and liabilities did not have a material impact on the Company’s financial statements.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“FAS 159”), “The Fair Value Option for Financial Assets and Liabilities.” FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. FAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of FAS 159 did not have an impact on the Company’s financial statements.
Pending Accounting Pronouncements
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“FAS 161”), “Disclosures about Derivative Instruments and Hedging Activities”. FAS 161 amends and expands the disclosure requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal periods beginning after November 15, 2008. The Company will include the required disclosures beginning with the 2009 financial statements.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“FAS 160”), “Noncontrolling Interests in Consolidated Financial Statements.” FAS 160 changes the classification of noncontrolling (minority) interests on the balance sheet and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under the new standard, noncontrolling interests are considered equity and are to be reported as an element of stockholders’ equity rather than within the mezzanine or liability sections of the balance sheet. In addition, the current practice of reporting minority interest expense or benefit also will change. Under the new standard, net income will encompass the total income before minority interest expense. The income statement will include separate disclosure of the attribution of income between the controlling and noncontrolling interests. Increases and decreases in the noncontrolling ownership interest amount are to be accounted for as equity transactions. FAS 160 is effective for fiscal years beginning after December 15, 2008, and earlier application is prohibited. Upon adoption, the balance sheet and the income statement will be recast retrospectively for the presentation of noncontrolling interests. The other accounting provisions of the statement are required to be adopted prospectively. The Company is currently evaluating the impact of adopting FAS 160, including the reporting of the minority interest in our STAL joint venture, on our financial statements. As of December 31, 2008, other long-term liabilities included $67.7 million for minority interest in the Company’s STAL joint venture, which will be reported as an element of stockholders’ equity upon adoption of FAS 160.
Note 2. Inventories —
Inventory at December 31, 2008 and 2007 was as follows:

(In millions)	2008	2007

Raw materials and supplies	$163.6	$179.6
Work-in-process	772.6	962.1
Finished goods	164.9	153.1

Total inventories at current cost	1,101.1	1,294.8
Less allowances to reduce current cost values to LIFO basis	(205.6)	(374.6)
Progress payments	(7.9)	(4.1)

Total inventories	$887.6	$916.1

     Inventories, before progress payments, determined on the last-in, first-out (“LIFO”) method were $677.3 million at December 31, 2008, and $651.5 million at December 31, 2007. The remainder of the inventory was determined using the first-in, first-out (“FIFO”) and average cost methods, and these inventory values do not differ materially from current cost. The effect of using the LIFO methodology to value inventory, rather than FIFO, decreased cost of sales in 2008 and 2007 by $169.0 million and $92.1 million, respectively, and increased cost of sales in 2006 by $197.0 million.
     During 2008, 2007, and 2006, inventory usage resulted in liquidations of LIFO inventory quantities. These inventories were carried at the lower costs prevailing in prior years as compared with the cost of current manufacturing cost and purchases. The effect of these LIFO liquidations was to decrease cost of sales by $3.7 million in 2008, $35.2 million in 2007 and $2.5 million in 2006.
Note 3. Debt —
Debt at December 31, 2008 and 2007 was as follows:

(In millions)	2008	2007

Allegheny Technologies $300 million 8.375% Notes due 2011, net (a)	$304.2	$305.4
Allegheny Ludlum 6.95% debentures due 2025	150.0	150.0
Domestic Bank Group $400 million unsecured credit agreement	—	—
Promissory note for J&L asset acquisition	30.7	41.0
Foreign credit agreements	15.6	17.7
Industrial revenue bonds, due through 2020	9.0	9.9
Capitalized leases and other	0.3	4.2

Total short-term and long-term debt	509.8	528.2
Short-term debt and current portion of long-term debt	(15.2)	(20.9)

Total long-term debt	$494.6	$507.3

(a)	Includes fair value adjustments for interest rate swap contracts of $6.7 million and $8.7 million for deferred gains on settled interest rate swap contracts at December 31, 2008 and 2007, respectively.
     Interest expense was $13.3 million in 2008, $30.8 million in 2007, and $38.3 million in 2006. Interest expense was reduced by $25.0 million, $9.8 million, and $4.5 million, in 2008, 2007, and 2006, respectively, from interest capitalization on capital projects. Interest and commitment fees paid were $39.4 million in 2008, $42.9 million in 2007, and $47.6 million in 2006. Interest payments in 2006 included $4.9 million related to litigation settlements. Net interest expense includes interest income of $9.8 million in 2008, $26.0 million in 2007, and $15.0 million in 2006.
     Scheduled maturities of borrowings during the next five years are $15.2 million in 2009, $23.2 million in 2010, $311.3 million in 2011, $1.0 million in 2012 and $1.0 million in 2013. The promissory note for the J&L asset acquisition bears interest at a floating rate capped at 6%, payable in installments with a final maturity of July 1, 2011, and is secured by the property, plant and equipment acquired.
     In December 2001, the Company issued $300 million of 8.375% Notes due December 15, 2011, which are registered under the Securities Act of 1933. Interest on the Notes is payable semi-annually, on June 15 and December 15, and is subject to adjustment under certain circumstances. These Notes contain default provisions with respect to default for the following, among other conditions: nonpayment of interest on the Notes for 30 days, default in payment of principal when due, or failure to cure the breach of a covenant as provided in the Notes. Any violation of the default provision could result in the requirement to immediately repay the borrowings. The Company was in compliance with these requirements during all periods presented. These Notes are presented on the balance sheet net of unamortized issuance costs of $2.5 million, which are being amortized over the term of the Notes.
     The Company has deferred gains on settled interest rate swap contracts that are recognized as reductions to interest expense over the remaining life of the Notes, which is approximately three years. At December 31, 2008, the deferred settlement gain was $6.7 million, and recognition of a portion of the deferred settlement gain decreased interest expense by $2.0 million, $1.8 million, and $1.7 million for the years ended December 31, 2008, 2007, and 2006, respectively, compared to the fixed interest expense of the Notes.
     The Company has a $400 million senior unsecured domestic revolving credit facility that expires in July 2012. The facility includes a $200 million sublimit for the issuance of letters of credit. Under the terms of the facility, the Company may increase the size of the credit facility by up to $100 million without seeking the further approval of the lending group. The facility requires the

Company to maintain a leverage ratio (consolidated total indebtedness divided by consolidated earnings before interest, taxes and depreciation and amortization) of not greater than 3.25, and maintain an interest coverage ratio (consolidated earnings before interest and taxes divided by interest expense) of not less than 2.0. The Company was in compliance with this requirement during all applicable periods.
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
     As of December 31, 2008, there had been no borrowings made under the unsecured credit facility, although a portion was used to support approximately $13.9 million in letters of credit. In the 2008 third quarter, the Company established a separate credit facility for the issuance of letters of credit. As of December 31, 2008, $29.8 million were outstanding under this credit facility.
     STAL, the Company’s Chinese joint venture company in which ATI has a 60% interest, has a revolving credit facility with a group of banks that expires in 2012. Under the credit facility, STAL may borrow up to 585 million renminbi (approximately $85.5 million based on December 2008 exchange rates) at an interest rate equal to 90% of the applicable lending rate published by the People’s Bank of China. The credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners, and is intended to be utilized in the future for the expansion of STAL’s operations, which are located in Shanghai, China. The credit facility requires STAL to maintain a minimum level of shareholders’ equity, and certain financial ratios. As of December 31, 2008, there had been no borrowings made under the STAL credit facility.
     STAL had approximately $6 million in letters of credit outstanding as of December 31, 2008. These letters of credit are supported solely by STAL’s financial capability without any guarantees from the joint venture partners.
     The Company’s subsidiaries also maintain other credit agreements with various foreign banks, which provide for borrowings of up to approximately $72 million, including capacity for $19 million of short-term financing of trade accounts payable at the STAL joint venture in China. At December 31, 2008, the Company had approximately $56 million of available borrowing capacity under these foreign credit agreements. These agreements provide for annual facility fees of up to 0.20%. The weighted average interest rate of foreign credit agreements in 2008 was 1.9%.
     The Company has no off-balance sheet financing relationships as defined in Item 303(a)(4) of SEC Regulation S-K, with variable interest entities, structured finance entities, or any other unconsolidated entities. At December 31, 2008, the Company had not guaranteed any third-party indebtedness.
Note 4. Supplemental Financial Statement Information —
Cash and cash equivalents at December 31, 2008 and 2007 were as follows:

(In millions)	2008	2007

Cash	$166.3	$219.0
Other short-term investments, at cost which approximates market	303.6	404.3

Total cash and cash equivalents	$469.9	$623.3

     The estimated fair value of financial instruments at December 31, 2008 and 2007 was as follows:

(In millions)	2008		2007
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$469.9	$469.9	$623.3	$623.3
Derivative financial instruments:
Assets	17.2	17.2	—	—
Liabilities	61.5	61.5	21.4	21.4
Debt:
Allegheny Technologies $300 million 8.375% Notes due 2011, net (a)	304.2	306.6	305.4	335.5
Allegheny Ludlum 6.95% debentures due 2025	150.0	144.3	150.0	157.5
Promissory note for J&L asset acquisition	30.7	30.7	41.0	41.0
Foreign credit agreements	15.6	15.6	17.7	17.7
Industrial revenue bonds, due through 2020	9.0	9.0	9.9	9.9
Capitalized leases and other	0.3	0.3	4.2	4.2

(a)	Includes fair value adjustments for settled interest rate swap contracts of $6.7 million at December 31, 2008, and $8.7 million at December 31, 2007.
     The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:
     Cash and cash equivalents: The carrying amount on the balance sheet approximates fair value.
     Derivative financial instruments: Fair values for derivatives were measured using exchange-traded prices for the hedged items. Upon adoption of FAS 157 in 2008, fair value was determined using Level 2 information, including consideration of counterparty risk and the Company’s credit risk.
     Short-term and long-term debt: The fair values of the Allegheny Technologies 8.375% Notes and the Allegheny Ludlum 6.95% debentures were based on quoted market prices. The carrying amounts of the other short-term and long-term debt approximate fair value.
     Accounts receivable are presented net of a reserve for doubtful accounts of $6.3 million at December 31, 2008, and at December 31, 2007. During 2008, the Company recognized expense of $2.1 million to increase the reserve for doubtful accounts and wrote off $2.1 million of uncollectible accounts, which reduced the reserve. During 2007, the Company recognized expense of $1.0 million to increase the reserve for doubtful accounts and wrote off $0.4 million of uncollectible accounts, which decreased the reserve. During 2006, the Company wrote off $1.7 million of uncollectible accounts, which decreased the reserve, and also reduced expense by $0.7 million due to decreasing the reserve for doubtful accounts.
     Accrued liabilities included salaries and wages of $87.8 million and $97.5 million at December 31, 2008 and 2007, respectively.
     Property, plant and equipment at December 31, 2008 and 2007 were as follows:

(In millions)	2008	2007

Land	$23.1	$25.5
Buildings	310.9	261.6
Equipment and leasehold improvements	2,508.5	2,102.3

	2,842.5	2,389.4
Accumulated depreciation and amortization	(1,208.9)	(1,149.9)

Total property, plant and equipment	$1,633.6	$1,239.5

     Depreciation and amortization for the years ended December 31, 2008, 2007, and 2006 was as follows:

(In millions)	2008	2007	2006

Depreciation of property, plant and equipment	$104.0	$87.2	$74.8
Software and other amortization	14.8	15.7	11.4

Total depreciation and amortization	$118.8	$102.9	$86.2

     Other income (expense) for the years ended December 31, 2008, 2007, and 2006 was as follows:

(In millions)	2008	2007	2006

Minority interest	$(7.6)	$(6.8)	$(8.1)
Rent, royalty income and other income	1.9	2.2	1.1
Net gains on property and investments	0.1	4.0	2.0

Total other expense	$(5.6)	$(0.6)	$(5.0)

Note 5. Accumulated Other Comprehensive Income (Loss) —
The components of accumulated other comprehensive income (loss), net of tax, at December 31, 2008, 2007, and 2006 were as follows:

					Total
	Foreign	Net Unrealized	Pension Plans		Accumulated
	Currency	Gains (Losses)	and Other	Net Unrealized	Other
	Translation	On Derivative	Postretirement	Gains (Losses)	Comprehensive
(In millions)	Adjustments	Instruments	Benefits	On Investments	Income (Loss)

Balance, December 31, 2005	$5.9	$17.9	$(393.3)	$0.1	$(369.4)
Amounts arising during the year	24.3	(13.6)	389.8	0.7	401.2
Adoption of FAS No. 158	—	—	(342.6)	—	(342.6)

Balance, December 31, 2006	30.2	4.3	(346.1)	0.8	(310.8)
Amounts arising during the year	21.4	(16.9)	71.4	(0.8)	75.1

Balance, December 31, 2007	51.6	(12.6)	(274.7)	—	(235.7)
FAS No. 158 measurement date change	—	—	1.2	—	1.2
Amounts arising during the year	(66.9)	(15.1)	(426.1)	—	(508.1)

Balance, December 31, 2008	$(15.3)	$(27.7)	$(699.6)	$—	$(742.6)

     Other comprehensive income (loss) amounts are net of income tax expense (benefit). Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.
Note 6. Stockholders’ Equity —
Preferred Stock
Authorized preferred stock may be issued in one or more series, with designations, powers and preferences as shall be designated by the Board of Directors. At December 31, 2008, there were no shares of preferred stock issued.
Common Stock
On November 1, 2007, the Company’s Board of Directors approved a share repurchase program of $500 million. As of December 31, 2008, 6,837,000 shares had been purchased in open market transactions under this program at a cost of $339.5 million. Per share amounts for 2008 reflect the effect of the shares repurchased on a weighted average basis for the periods presented.
Share-based Compensation
The Company sponsors three principal share-based incentive compensation programs. During 2007, the Company adopted the Allegheny Technologies Incorporated 2007 Incentive Plan (the “Incentive Plan”). Awards earned under share-based incentive compensation programs are generally paid with shares held in treasury, if sufficient treasury shares are held, and any additional required share payments are made with newly issued shares. At December 31, 2008, approximately 2.1 million shares of common stock were available for future awards under the Incentive Plan. The general terms of each arrangement granted under the Incentive Plan, and predecessor plans, the method of estimating fair value for each arrangement, and award activity is reported below.
Stock option awards: The Company has not granted any stock options, other than grants to non-employee directors, since 2003. During 2006, the Company granted options to purchase 9,000 shares of Common Stock to non-employee directors, which vested in one year. In December 2006, the Company’s Board of Directors determined that no new director options would be granted. As of December 31, 2008, there were no unvested stock option awards.

     Stock option transactions under the Company’s plans for the years ended December 31, 2008, 2007, and 2006 are summarized as follows:

(Shares in thousands)	2008		2007		2006
		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding, beginning of year	897	$11.43	1,324	$11.65	3,660	$13.79
Granted	—	—	—	—	9	72.46
Exercised	(31)	9.69	(378)	10.59	(2,323)	15.21
Cancelled	(43)	40.67	(49)	23.90	(22)	16.42

Outstanding at end of year	823	$9.96	897	$11.43	1,324	$11.65

Exercisable at end of year	823	$9.96	897	$11.43	1,315	$11.73

     Options outstanding at December 31, 2008 were as follows:

(Shares in thousands, life in years)	Options Outstanding and Exercisable
			Weighted
		Weighted Average	Average
	Number of	Remaining	Exercise
Range of Exercise Prices	Shares	Contractual Life	Price

$3.63-$7.00	329	4.0	$4.20
7.01-10.00	224	3.7	7.25
10.01-15.00	52	3.3	12.66
15.01-20.00	139	2.4	17.51
20.01-30.00	71	1.3	21.83
30.01-72.46	8	6.3	67.97

	823	3.4	$9.96

     Nonvested stock awards: Awards of nonvested stock are granted to employees, with either performance and/or service conditions. Awards of nonvested stock are also granted to non-employee directors, with service conditions. In certain grants, nonvested shares participate in cash dividends during the restriction period. In other grants, dividends are paid in the form of additional shares of nonvested stock, subject to the same vesting conditions and dividend treatment as the underlying shares. The fair value of nonvested stock awards is measured based on the stock price at the grant date, adjusted for non-participating dividends, as applicable, based on the current dividend rate. For nonvested stock awards to employees in 2008, 2007, and 2006, one-half of the nonvested stock (“performance shares”) vests only on the attainment of an income target, measured over a cumulative three-year period. The remaining nonvested stock awarded to employees vests over a service period of five years, with accelerated vesting to three years if the performance shares’ vesting criterion is attained. Expense for each of these awards is recognized based on estimates of attaining the performance criterion, including estimated forfeitures. As of December 31, 2008, the income statement metrics for the 2008 and 2007 awards were expected to be attained for the performance shares, and expense for both portions of the awards was recognized on a straight line basis based on a three-year vesting assumption. The performance metric for the 2006 award, comprising 92,600 shares, including dividend shares, was met as of December 31, 2008. Awards of non-vested stock to non-employee directors generally vest in three years, based on the term of service as a director, and expense is recognized over the vesting period.
     Compensation expense related to all nonvested stock awards was $9.4 million in 2008, $7.6 million in 2007, and $4.2 million in 2006. Approximately $13.9 million of unrecognized fair value compensation expense relating to nonvested stock awards is expected to be recognized through 2011 based on estimates of attaining performance vesting criteria, including estimated forfeitures.

(Shares in thousands, $ in millions)	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Nonvested, beginning of year	223	$18.2	258	$8.4	664	$8.1
Granted	162	13.3	128	13.5	100	5.1
Vested	(89)	(4.6)	(162)	(3.7)	(503)	(4.7)
Forfeited	(15)	(1.2)	(1)	—	(3)	(0.1)

Nonvested, end of year	281	$25.7	223	$18.2	258	$8.4

     Total shareholder return incentive compensation program (“TSRP”) awards: Awards under the TSRP are granted at a target number of shares, and vest based on the measured return of the Company’s stock price and dividend performance at the end of three-

year periods compared to the stock price and dividend performance of a group of industry peers. In 2008, the Company initiated a 2008-2010 TSRP, with 99,969 shares as the target award level. The actual number of shares awarded may range from a minimum of zero to a maximum of three times target. Fair values for the TSRP awards were estimated using Monte Carlo simulations of stock price correlation, projected dividend yields and other variables over three-year time horizons matching the TSRP performance periods. Compensation expense was $11.0 million in 2008, $10.2 million in 2007, and $5.7 million in 2006 for the fair value of TSRP awards.
     The estimated fair value of each TSRP award, including the projected shares to be awarded, and future compensation expense to be recognized for TSRP awards, including estimated forfeitures, was as follows:

(Shares in thousands, $ in millions)
		December 31, 2008
		Unrecognized
	TSRP Award	Compensation	Minimum	Target	Maximum
TSRP Award Performance Period	Fair Value	Expense	Shares	Shares	Shares

2006 — 2008	$7.6	$—	0	94	283
2007 — 2009	$16.3	5.4	0	88	264
2008 — 2010	$11.3	7.5	0	88	264

Total		$12.9	0	270	811

     An award was earned for the 2006-2008 TSRP performance period based on the Company’s stock price performance for the three-year period ended December 31, 2008, which resulted in the issuance of 156,147 shares of stock to participants in the 2009 first quarter.
Undistributed Earnings of Investees
Stockholders’ equity includes undistributed earnings of investees accounted for under the equity method of accounting of approximately $40 million at December 31, 2008.
Note 7. Income Taxes —
     Income tax provision (benefit) was as follows:

(In millions)	2008	2007	2006

Current:
Federal	$142.5	$292.0	$250.5
State	14.0	46.7	26.3
Foreign	8.9	5.3	11.1

Total	165.4	344.0	287.9

Deferred:
Federal	114.0	67.2	7.1
State	12.6	(16.4)	0.1
Foreign	2.2	5.4	3.4

Total	128.8	56.2	10.6

Income tax provision	$294.2	$400.2	$298.5

     The following is a reconciliation of income taxes computed at the statutory U.S. Federal income tax rate to the actual effective income tax provision:

	Income Tax Provision (Benefit)
(In millions)	2008	2007	2006

Taxes computed at federal tax rate	$301.0	$401.6	$305.4
State and local income taxes, net of federal tax benefit	26.7	31.3	30.3
Adjustment to prior years’ taxes	(11.9)	(0.5)	(8.7)
Manufacturing deduction	(11.3)	(16.5)	(5.9)
Valuation allowance	—	(23.1)	(4.7)
Other	(10.3)	7.4	(17.9)

Income tax provision	$294.2	$400.2	$298.5

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
     Income before income taxes for the Company’s U.S. and non-U.S. operations was as follows:

(In millions)	2008	2007	2006

U.S.	$815.4	$1,109.1	$814.8
Non-U.S.	44.7	38.2	57.8

Income before income taxes	$860.1	$1,147.3	$872.6

     Income taxes paid and amounts received as refunds were as follows:

(In millions)	2008	2007	2006

Income taxes paid	$213.5	$306.3	$206.9
Income tax refunds received	(34.2)	(19.1)	(5.5)

Income taxes paid (received), net	$179.3	$287.2	$201.4

     Deferred income taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes, and differences between the fair value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income taxes represent future tax benefits or costs to be recognized when those temporary differences reverse. The categories of assets and liabilities that have resulted in differences in the timing of the recognition of income and expense at December 31, 2008 and 2007 were as follows:

(In millions)	2008	2007

Deferred income tax assets:
Postretirement benefits other than pensions	$188.2	$176.1
Pension	144.9	—
Deferred compensation and other benefit plans	34.2	34.3
State net operating loss tax carryforwards	24.9	23.0
Other items	104.3	90.8

Gross deferred income tax assets	496.5	324.2
Valuation allowance for deferred tax assets	(14.2)	(8.6)

Total deferred income tax assets	482.3	315.6

Deferred income tax liabilities:
Bases of property, plant and equipment	152.3	134.0
Inventory valuation	112.8	31.3
Pension	—	75.6
Other items	13.8	13.8

Total deferred income tax liabilities	278.9	254.7

Net deferred income tax asset	$203.4	$60.9

     The Company had $14.2 million and $8.6 million in deferred tax asset valuation allowances at December 31, 2008 and 2007, respectively, related to state deferred tax assets. The valuation allowance at December 31, 2008 includes $8.0 million for state net operating loss tax carryforwards, $3.2 million for state tax credits and $3.0 million for state temporary differences, since the Company has concluded, based on current state tax laws, that it is more likely than not that these tax benefits would not be realized. For these state net operating loss tax carryforwards, expiration will generally occur in 20 years and utilization of the tax benefit is limited to $3 million per year or 12.5% of apportioned income, which ever is greater.
     Changes in the liability for unrecognized tax benefits for the years ended December 31, 2008 and 2007 were as follows:

(In millions)	2008	2007

Beginning of year balance	$38.1	$26.3
Increases in prior period tax positions	0.1	3.9
Decreases in prior period tax positions	(7.0)	(1.8)
Increases in current period tax positions	2.1	8.3
Settlements	—	(0.5)
Interest and penalties	1.4	1.9

End of year balance	$34.7	$38.1

     For the year ended December 31, 2008, the Company’s income tax provision included a $3.4 million net benefit related to changes in uncertain tax positions, including $1.4 million of expense related to interest and penalties. At December 31, 2008 and 2007, interest and penalties included in the liability for unrecognized tax benefits were $6.8 million and $5.4 million, respectively.
     Including tax positions for which the Company determined that the tax position would not meet the more-likely-than-not recognition threshold upon examination by the tax authorities based upon the technical merits of the position, the total estimated unrecognized tax benefit that, if recognized, would affect our effective tax rate was approximately $16 million. At this time, the Company believes that it is reasonably possible that approximately $1 million of the estimated unrecognized tax benefits as of December 31, 2008 will be recognized within the next twelve months based on the expiration of statutory review periods.
     The Company, and/or one of its subsidiaries, files income tax returns in the U.S. Federal jurisdiction and in various state and foreign jurisdictions. A summary of tax years that remain subject to examination, by major tax jurisdiction, is as follows:

Earliest Year Open To
Jurisdiction	Examination

U.S. Federal	2005
States:
California	2004
Illinois	2005
North Carolina	2005
Pennsylvania	2004
Foreign:
Germany	2006
United Kingdom	2006
China	2005
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
     Components of pension (income) expense and components of other postretirement benefit expense for the Company’s defined benefit plans included the following:

	Expense (Income)
	Pension Benefits			Other Postretirement Benefits
(In millions)	2008	2007	2006	2008	2007	2006

Service cost — benefits earned during the year	$28.2	$27.5	$28.4	$3.1	$3.0	$2.8
Interest cost on benefits earned in prior years	130.6	127.5	128.5	31.6	31.0	32.1
Expected return on plan assets	(200.9)	(186.7)	(162.7)	(5.6)	(7.3)	(6.6)
Amortization of prior service cost (credit)	16.8	17.6	19.3	(21.3)	(22.6)	(26.4)
Amortization of net actuarial loss	13.1	31.2	50.4	5.1	9.1	16.1

Total retirement benefit (income) expense	$(12.2)	$17.1	$63.9	$12.9	$13.2	$18.0

     Actuarial assumptions used to develop the components of defined benefit pension (income) and other postretirement benefit expense were as follows:

	Pension Benefits			Other Postretirement Benefits
(In millions)	2008	2007	2006	2008	2007	2006

Discount rate	6.25%	5.8%	5.9%	6.25%	5.8%	5.9%
Rate of increase in future compensation levels	3%–4.5%	3%–4.5%	3%–4.5%	—	—	—
Expected long-term rate of return on assets	8.75%	8.75%	8.75%	9.0%	9.0%	9.0%

     Actuarial assumptions used for the valuation of defined benefit pension and postretirement obligations at the end of the respective periods were as follows:

	Pension Benefits		Other Postretirement Benefits
(In millions)	2008	2007	2008	2007

Discount rate	6.85%	6.25%	6.85%	6.25%
Rate of increase in future compensation levels	3%–4.5%	3%–4.5%	—	—

     For 2009, the expected long-term rate of returns on defined benefit pension and other postretirement benefits assets will be 8.75% and 8.3%, respectively, and the discount rate used to develop pension and postretirement benefit expense will be 6.85%. In developing the expected long-term rate of return assumptions, the Company evaluated input from its third party pension plan asset managers and actuaries, including reviews of their asset class return expectations and long-term inflation assumptions.
     A reconciliation of the funded status for the Company’s defined benefit pension and postretirement benefit plans at December 31, 2008 and 2007 was as follows:

			Other Postretirement
	Pension Benefits		Benefits
(In millions)	2008	2007	2008	2007

Change in benefit obligation:
Benefit obligation at beginning of year	$2,184.5	$2,261.9	$542.7	$540.2
Service cost	28.2	27.5	3.1	3.0
Interest cost	130.6	127.5	31.6	31.0
Benefits paid	(176.4)	(176.5)	(55.7)	(54.3)
Subsidy paid	—	—	3.9	4.0
Participant contributions	1.0	1.1	—	—
Effect of currency rates	(16.5)	3.0	—	—
Benefit changes	3.1	7.5	—	45.7
Effect of measurement date change	(1.4)	—	(1.7)	—
Net actuarial (gains) losses — discount rate change	(118.6)	(103.1)	(21.0)	(18.0)
— other	34.8	35.6	18.0	(8.9)

Benefit obligation at end of year	$2,069.3	$2,184.5	$520.9	$542.7

Change in plan assets:
Fair value of plan assets at beginning of year	$2,388.0	$2,225.4	$75.9	$92.6
Actual returns on plan assets and plan expenses	(564.8)	229.3	(3.8)	14.1
Employer contributions	71.1	102.0	—	—
Participant contributions	1.0	1.1	—	—
Effect of currency rates	(17.7)	2.8	—	—
Effect of measurement date change	(14.4)	—	(2.8)	—
Benefits paid	(176.4)	(172.6)	(34.3)	(30.8)

Fair value of plan assets at end of year	$1,686.8	$2,388.0	$35.0	$75.9

Amounts recognized in the balance sheet under FAS 158:
Prepaid pension cost	$—	$230.3	$—	$—
Other assets — prepaid pension cost	—	9.1	—	—
Current liabilities	(4.3)	(4.1)	(39.0)	(29.0)
Noncurrent liabilities	(378.2)	(31.8)	(446.9)	(437.8)

Net amount recognized under FAS 158	$(382.5)	$203.5	$(485.9)	$(466.8)

     As discussed in Note 1. Summary of Significant Accounting Policies, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”), as of fiscal year-end 2006. FAS 158 requires that the net funded position of the plans, as measured by the projected benefit obligation (“PBO”) in the case of pension plans, and by the accumulated postretirement benefit obligation (“APBO”) in the case of other postretirement benefit plans, be recognized as an asset or liability in the employer’s balance sheet. In addition, the standard required assets and benefits to be measured at the date of the Company’s statement of financial position, which is December 31, rather than the Company’s measurement date of November 30, as previously permitted. This measurement date change was effective for the Company’s year ending December 31, 2008.
     Changes to accumulated other comprehensive income (loss) related to pension and other postretirement benefit plans in 2008, net of related deferred tax effects, were as follows:

		Other
		Postretirement
(In millions)	Pension	Benefits	Total

Accumulated other comprehensive income (loss), December 31, 2007	$(263.2)	$(11.5)	$(274.7)
Amortization of prior service cost (credit)	10.2	(12.9)	(2.7)
Amortization of net actuarial loss	8.0	3.1	11.1
Effect of measurement date change	2.5	(1.3)	1.2
2008 FAS 158 remeasurement	(432.4)	(2.1)	(434.5)

Accumulated other comprehensive income (loss), December 31, 2008	$(674.9)	$(24.7)	$(699.6)

Net change in accumulated other comprehensive income (loss) for the year ended December 31, 2008	$(411.7)	$(13.2)	$(424.9)

     Amounts included in accumulated other comprehensive income (loss) at December 31, 2008 under FAS 158 were:

		Other
		Postretirement
(In millions)	Pension	Benefits	Total

Prior service credit (cost)	$(56.2)	$86.7	$30.5
Net actuarial loss	(1,044.7)	(127.1)	(1,171.8)

Accumulated other comprehensive income (loss)	(1,100.9)	(40.4)	(1,141.3)
Deferred tax effect	426.0	15.7	441.7

Accumulated other comprehensive income (loss), net of tax	$(674.9)	$(24.7)	$(699.6)

     Retirement benefit expense for defined benefit plans in 2009 is estimated to be approximately $140 million, comprised of $120 million of expense for pension plans and $20 million of expense for other postretirement benefits. Amounts in accumulated other comprehensive income (loss) that are expected to be recognized as components of net periodic benefit cost in 2009 are:

		Other
		Postretirement
(In millions)	Pension	Benefits	Total

Amortization of prior service cost (credit)	$16.5	$(19.2)	$(2.7)
Amortization of net actuarial loss	84.0	8.3	92.3

Amortization of accumulated other comprehensive income (loss)	$100.5	$(10.9)	$89.6

     Additional information for plans with benefit obligations in excess of plan assets:

			Other Postretirement
	Pension Benefits		Benefits
(In millions)	2008	2007	2008	2007

Benefit obligation (PBO / APBO)	$2,069.3	$36.0	$520.9	$542.7
Fair value of plan assets	1,686.8	—	35.0	75.9

     The accumulated benefit obligation for all defined benefit pension plans was $2,031.9 million and $2,147.8 million at December 31, 2008 and 2007, respectively. Additional information for plans with accumulated benefit obligations in excess of plan assets:

			Other Postretirement
	Pension Benefits		Benefits
(In millions)	2008	2007	2008	2007

Accumulated benefit obligation	$2,031.9	$34.7	$520.9	$542.7
Fair value of plan assets	1,686.8	—	35.0	75.9

     The pension plan asset allocations for the years ended 2008 and 2007, and the target allocation for 2009 are:

Asset Category	2008	2007	Target Allocation 2009

Equity securities	36%	60%	40% — 70%
Fixed income	64%	40%	30% — 60%

Total	100%	100%

     The postretirement plan obligation asset allocations for the years ended 2008 and 2007, and the target allocation for 2009 are:

Asset Category	2008	2007	Target Allocation 2009

Equity securities	64%	75%	65% — 75%
Fixed income	36%	25%	25% — 35%

Total	100%	100%

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
     The plan assets for the U.S. defined benefit pension plan at December 31, 2008 included 2.8 million shares of ATI common stock with a fair value of $71.5 million. In December 2008, the Company contributed 1.5 million shares of its common stock to this plan from shares held in treasury stock. At December 31, 2007, the U.S. defined benefit pension plan held 1.3 million shares of ATI common stock with a fair value of $112.3 million. Dividends of $0.9 million and $0.7 million were received by the plan in 2008 and 2007, respectively, on the Allegheny Technologies common stock held by the plan.
     Based upon current regulations and actuarial studies, the Company does not expect to be required to make cash contributions to its U.S. qualified defined benefit pension plan for 2009. However, the Company may elect, depending upon the investment performance of the pension plan assets and other factors, to make voluntary cash contributions to this pension plan in the future. For 2009, the Company expects to fund benefits of approximately $4 million for its U.S. nonqualified benefit pension plans, and fund contributions of approximately $4 million to its U.K. defined benefit plan. The Company contributes on behalf of certain union employees to a pension plan, which is administered by the USW and funded pursuant to a collective bargaining agreement. Pension expense and contributions to this plan were $1.5 million in 2008, $1.3 million in 2007, and $1.1 million in 2006.
     In accordance with labor agreements, the Company funds certain retiree health care benefits for ATI Allegheny Ludlum using plan assets held in an existing Company-administered VEBA (Voluntary Employee Benefit Association) trust. During 2008, 2007 and 2006, the Company was able to fund $34.3 million, $30.8 million, and $28.1 million, respectively, of retiree medical costs using the assets of the Company-administered VEBA trust. The Company may continue to fund certain retiree medical benefits utilizing the plan assets held in the Company-administered VEBA trust. The value of the assets held in this VEBA was approximately $35 million as of the December 31, 2008 measurement date.
     In 2007, the Company entered into new labor agreements with the United Steelworkers’ represented employees at Allegheny Ludlum and at ATI Allvac’s Albany, OR (Oremet) operations. The new agreements expire on June 30, 2011. The Allegheny Ludlum agreement provides for profit sharing above specified minimum pre-tax annual profit for the Company’s Flat-Rolled Products business segment, with any profit sharing payments to be contributed to a new, independently administered VEBA trust. The Company expects to contribute $20 million to this VEBA in 2009, representing the maximum obligation required during the term of the labor agreement.
     For 2009, the Company expects to fund $19 million of expected defined benefit postretirement payments not paid by the Company-administered VEBA trust or the obligation to the new, independently administered VEBA.
     Pension costs for defined contribution plans were $21.3 million in 2008, $20.4 million in 2007, and $15.8 million in 2006. Company contributions to these defined contribution plans are funded with cash.
     Other postretirement benefit costs for defined contribution plans were $7.7 million in 2008, relating to a new five-year labor agreement with United Steelworkers represented employees at the ATI Wah Chang operation. The new labor agreement expires on

March 31, 2013, and included an agreement to establish an independently administered VEBA trust for certain postretirement benefits, with funding based on profit sharing above specified minimum pre-tax annual profit for the Wah Chang operation, up to a maximum profit sharing obligation of approximately $10 million, limited to the term of the labor agreement. The Company expects to fund approximately $3 million of the profit sharing contribution to this VEBA in 2009.
     The following table summarizes expected benefit payments from the Company’s various pension and other postretirement benefit defined benefit plans through 2018, and also includes estimated Medicare Part D subsidies projected to be received during this period based on currently available information.

	Pension	Other Postretirement	Medicare
(In millions)	Benefits	Benefits	Part D Subsidy

2009	$174.0	$79.0	$(2.6)
2010	172.0	52.2	(2.7)
2011	170.7	58.6	(2.1)
2012	170.2	56.9	(2.1)
2013	169.2	48.2	(2.2)
2014-2018	831.7	224.6	(10.6)

     The annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) for health care plans was 10.37% in 2009 and is assumed to gradually decrease to 5.0% in the year 2028 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage	One Percentage
(In millions)	Point Increase	Point Decrease

Effect on total of service and interest cost components for the year ended December 31, 2008	$0.7	$(0.6)
Effect on other postretirement benefit obligation at December 31, 2008	$9.9	$(9.0)

Note 9. Business Segments —
The Company operates in three business segments: High Performance Metals, Flat-Rolled Products and Engineered Products. The High Performance Metals segment produces, converts and distributes a wide range of high performance alloys, including titanium and titanium-based alloys, nickel- and cobalt-based alloys and superalloys, exotic alloys such as zirconium, hafnium, niobium, nickel-titanium, and their related alloys, and other specialty metals, primarily in long product forms such as ingot, billet, bar, shapes and rectangles, rod, wire, seamless tube, and castings. The companies in this segment include ATI Allvac, ATI Allvac Ltd (U.K.) and ATI Wah Chang.
     The Flat-Rolled Products segment produces, converts and distributes stainless steel, nickel-based alloys, specialty alloys, and titanium and titanium-based alloys in a variety of product forms, including plate, sheet, engineered strip and Precision Rolled Strip® products as well as grain-oriented electrical steel sheet. The companies in this segment include ATI Allegheny Ludlum, the Company’s 60% interest in STAL, and ATI’s 50% interest in Uniti, which is accounted for under the equity method. Sales to Uniti, which are included in ATI’s consolidated statements of income, were $199.1 million in 2008, $117.3 million in 2007, and $97.2 million in 2006. ATI’s share of Uniti’s income was $11.3 million in 2008, $21.9 million in 2007, and $16.4 million in 2006, which is included in the Flat-Rolled Products segment’s operating profit, and within cost of sales in the consolidated statements of income. The remaining 50% interest in Uniti is held by VSMPO, a Russian producer of titanium, aluminum, and specialty steel products.
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
     Intersegment sales are generally recorded at full cost or market. Common services are allocated on the basis of estimated utilization.

     Information on the Company’s business segments was as follows:

(In millions)	2008	2007	2006

Total sales:
High Performance Metals	$2,134.4	$2,255.9	$1,931.3
Flat-Rolled Products	2,968.4	3,016.0	2,778.4
Engineered Products	506.8	460.6	451.5

Total sales	5,609.6	5,732.5	5,161.2
Intersegment sales:
High Performance Metals	189.5	188.3	124.7
Flat-Rolled Products	59.3	64.1	81.1
Engineered Products	51.1	27.6	18.8

Total intersegment sales	299.9	280.0	224.6

Sales to external customers:
High Performance Metals	1,944.9	2,067.6	1,806.6
Flat-Rolled Products	2,909.1	2,951.9	2,697.3
Engineered Products	455.7	433.0	432.7

Total sales to external customers	$5,309.7	$5,452.5	$4,936.6

     Total direct international sales were $1,493.4 million in 2008, $1,465.5 million in 2007, and $1,170.7 million in 2006. Of these amounts, sales by operations in the United States to customers in other countries were $1,093.6 million in 2008, $1,025.9 million in 2007, and $765.5 million in 2006.

(In millions)	2008	2007	2006

Operating profit:
High Performance Metals	$539.0	$729.1	$657.2
Flat-Rolled Products	377.4	505.2	348.0
Engineered Products	20.9	32.1	56.7

Total operating profit	937.3	1,266.4	1,061.9
Corporate expenses	(56.8)	(73.8)	(68.9)
Interest expense, net	(3.5)	(4.8)	(23.3)
Other expense, net of gains on asset sales	(8.5)	(10.2)	(15.2)
Retirement benefit expense	(8.4)	(30.3)	(81.9)

Income before income taxes	$860.1	$1,147.3	$872.6

     Business segment operating profit excludes costs for restructuring charges, retirement benefit income or expense, corporate expenses, interest expenses, and costs associated with closed operations. These costs are excluded for segment reporting to provide a profit measure based on what management considers to be controllable costs at the segment level. Retirement benefit expense includes both pension expense and other postretirement benefit expenses. In April 2008, the Company entered into a new five-year labor agreement with United Steelworkers represented employees at the Wah Chang operation and agreed to establish a Voluntary Employee Benefit Association (VEBA) trust for certain postretirement benefits. For the year ended December 31, 2008, the Company recognized $7.7 million of expense for this VEBA, which is included in retirement benefit expense as reported above in business segments.
     Other income (expense), net of gains on asset sales, includes charges incurred in connection with closed operations, pretax gains and losses on the sale of surplus real estate, non-strategic investments, and other assets, and other non-operating income or expense, which are primarily included in selling and administrative expenses, and in other income (expense) in the consolidated statement of income. In 2008, the Company recorded $8.5 million in other charges primarily related to closed companies, including $2.6 million for environmental costs, $2.6 million for real estate costs at closed companies, and $3.3 million for other expenses including legal matters and foreign exchange losses. In 2007, the Company recorded $10.2 million in other charges primarily related to closed companies, including $5.4 million for environmental costs, $2.9 million for legal matters, and $1.9 million for real estate and other costs. In 2006, the Company recorded $15.2 million in other charges, including $7.1 million for legal matters and $8.1 million for environmental and other closed company costs.

(In millions)	2008	2007	2006

Depreciation and amortization:
High Performance Metals	$57.1	$47.5	$36.1
Flat-Rolled Products	44.5	40.2	38.1
Engineered Products	13.6	11.1	9.2
Corporate	3.6	4.1	2.8

Total depreciation and amortization	$118.8	$102.9	$86.2

Capital expenditures:
High Performance Metals	$367.3	$301.9	$130.3
Flat-Rolled Products	115.5	116.2	67.5
Engineered Products	31.4	27.3	33.3
Corporate	1.5	2.0	7.2

Total capital expenditures	$515.7	$447.4	$238.3

Identifiable assets:
High Performance Metals	$1,886.9	$1,692.0	$1,228.9
Flat-Rolled Products	1,121.7	1,158.1	1,142.2
Engineered Products	308.8	286.8	233.9
Corporate:
Prepaid pension cost	—	230.3	—
Deferred income taxes	281.6	60.9	145.6
Other	571.4	667.5	529.9

Total assets	$4,170.4	$4,095.6	$3,280.5

     Geographic information for external sales based on country of origin, and assets, are as follows:

		Percent		Percent		Percent
(In millions)	2008	Of Total	2007	Of Total	2006	Of Total

United States	$3,816.4	72%	$3,987.0	73%	$3,765.9	76%
China	253.9	5%	237.5	4%	178.6	4%
United Kingdom	229.2	4%	273.6	5%	218.1	4%
Germany	184.1	3%	189.6	3%	146.5	3%
France	165.2	3%	192.2	4%	137.8	3%
Canada	154.1	3%	138.9	3%	133.9	3%
Japan	96.0	2%	52.3	1%	41.5	1%
Other	410.8	8%	381.4	7%	314.3	6%

Total External Sales	$5,309.7	100%	$5,452.5	100%	$4,936.6	100%

		Percent		Percent		Percent
(In millions)	2008	Of Total	2007	Of Total	2006	Of Total

Total Assets:
United States	$3,582.0	86%	$3,478.6	85%	$2,751.6	84%
United Kingdom	196.8	4%	267.4	6%	288.9	9%
China	189.4	4%	159.9	4%	109.0	3%
Luxembourg (a)	77.5	2%	57.8	1%	—	—
Japan	39.5	1%	32.2	1%	19.2	1%
Germany	35.5	1%	48.6	1%	48.4	1%
Switzerland	25.2	1%	25.2	1%	22.1	1%
Other	24.5	1%	25.9	1%	41.3	1%

Total Assets	$4,170.4	100%	$4,095.6	100%	$3,280.5	100%

(a)	Comprises assets held by the Company’s European Treasury Center operation.
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
     Cash flows related to intercompany activity between the Guarantor Parent, the Subsidiary, and the non-guarantor subsidiaries are presented as financing activities on the condensed statements of cash flows. Previously for year ended December 31, 2007, cash flows related to this intercompany activity were presented as cash flows from operating activities. The Condensed Statements of Cash Flows for the year ended December 31, 2007 have been revised to conform to this current method of presentation. The effect of this presentation change was to:
–	Increase cash flow from operating activities for the Subsidiary by $329.4 million in 2007, with an offsetting decrease to cash flow from financing activities.

–	Reduce cash flow from operating activities for the non-guarantor subsidiaries by $23.6 million for 2007, with an offsetting increase to cash flow from financing activities.

–	Reduce cash flow from operating activities for the Guarantor Parent by $305.8 million for 2007, with an offsetting increase to cash flow from financing activities.
This change in presentation did not have any impact on consolidated cash flows as the intercompany activity eliminates in consolidation.

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
December 31, 2008

			Non-
	Guarantor		guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$3.2	$281.8	$184.9	$—	$469.9
Accounts receivable, net	0.3	191.9	338.3	—	530.5
Inventories, net	—	190.4	697.2	—	887.6
Prepaid expenses and other current assets	0.6	4.7	36.1	—	41.4

Total Current Assets	4.1	668.8	1,256.5	—	1,929.4
Property, plant, and equipment, net	1.5	395.2	1,236.9	—	1,633.6
Deferred income taxes	281.6	—	—	—	281.6
Cost in excess of net assets acquired	—	112.1	78.8	—	190.9
Investments in subsidiaries and other assets	4,598.6	1,514.7	1,304.4	(7,282.8)	134.9

Total Assets	$4,885.8	$2,690.8	$3,876.6	$(7,282.8)	$4,170.4

Liabilities and Stockholders’ Equity
Accounts payable	$3.7	$83.7	$191.1	$—	$278.5
Accrued liabilities	2,132.3	74.5	798.2	(2,683.0)	322.0
Deferred income taxes	78.2	—	—	—	78.2
Short-term debt and current portion of long-term debt	—	10.5	4.7	—	15.2

Total Current Liabilities	2,214.2	168.7	994.0	(2,683.0)	693.9
Long-term debt	304.2	371.8	18.6	(200.0)	494.6
Accrued postretirement benefits	—	270.9	176.0	—	446.9
Pension liabilities	351.2	3.2	23.8	—	378.2
Other long-term liabilities	54.9	18.3	122.3	—	195.5

Total Liabilities	2,924.5	832.9	1,334.7	(2,883.0)	2,209.1

Total Stockholders’ Equity	1,961.3	1,857.9	2,541.9	(4,399.8)	1,961.3

Total Liabilities and Stockholders’ Equity	$4,885.8	$2,690.8	$3,876.6	$(7,282.8)	$4,170.4

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations
For the year ended December 31, 2008

			Non-
	Guarantor		guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Sales	$—	$2,685.3	$2,624.4	$—	$5,309.7
Cost of sales	(10.1)	2,299.0	1,868.9	—	4,157.8
Selling and administrative expenses	84.5	40.9	157.3	—	282.7

Income (loss) before interest, other income (expense), income taxes	(74.4)	345.4	598.2	—	869.2
Interest income (expense), net	(0.3)	(9.5)	6.3	—	(3.5)
Other income (expense) including equity in income of unconsolidated subsidiaries	934.8	29.0	(6.2)	(963.2)	(5.6)

Income before income taxes	860.1	364.9	598.3	(963.2)	860.1
Income tax provision	294.2	132.6	200.0	(332.6)	294.2

Net income	$565.9	$232.3	$398.3	$(630.6)	$565.9

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Condensed Statements of Cash Flows
For the year ended December 31, 2008

			Non-
	Guarantor		guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) operating activities	$(60.1)	$374.5	$440.1	$—	$754.5
Cash flows used in investing activities	(0.5)	(65.3)	(448.1)	—	(513.9)
Cash flows provided by (used in) financing activities	63.8	(215.5)	(242.3)	—	(394.0)

Increase (decrease) in cash and cash equivalents	$3.2	$93.7	$(250.3)	$—	$(153.4)

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

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Condensed Statements of Cash Flows
For the year ended December 31, 2007

			Non-
	Guarantor		guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) operating activities	$(192.3)	$439.7	$462.4	$—	$709.8
Cash flows used in investing activities	(0.8)	(87.8)	(363.1)	—	(451.7)
Cash flows provided by (used in) financing activities	192.6	(339.9)	10.2	—	(137.1)

Increase (decrease) in cash and cash equivalents	$(0.5)	$12.0	$109.5	$—	$121.0

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

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Condensed Statements of Cash Flows
For the year ended December 31, 2006

			Non-
	Guarantor		guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) operating activities	$(70.2)	$109.5	$209.2	$63.1	$311.6
Cash flows provided by (used in) investing activities	(0.9)	29.1	(189.6)	(74.4)	(235.8)
Cash flows provided by (used in) financing activities	70.9	14.6	(33.0)	11.3	63.8

Increase (decrease) in cash and cash equivalents	$(0.2)	$153.2	$(13.4)	$—	$139.6

Note 11. Per Share Information —
The following table sets forth the computation of basic and diluted net income per common share:

(In millions except per share amounts)
Years ended December 31,	2008	2007	2006

Numerator:

Numerator for basic and diluted income per common share — Net income	$565.9	$747.1	$574.1

Denominator:
Denominator for basic net income per common share — weighted average shares	99.13	101.69	99.71
Effect of dilutive securities:
Option equivalents	0.45	0.58	1.17
Contingently issuable shares	0.26	0.69	1.50

Denominator for diluted net income per common share — adjusted weighted average shares and assumed conversions	99.84	102.96	102.38

Basic net income per common share	$5.71	$7.35	$5.76

Diluted net income per common share	$5.67	$7.26	$5.61

     Weighted average shares issuable upon the exercise of stock options which were anti-dilutive, and thus not included in the calculation, were immaterial to all periods presented.
Note 12. Commitments and Contingencies —
Rental expense under operating leases was $21.0 million in 2008, $19.1 million in 2007, and $20.3 million in 2006. Future minimum rental commitments under operating leases with non-cancelable terms of more than one year at December 31, 2008, were as follows: $17.8 million in 2009, $15.4 million in 2010, $14.2 million in 2011, $12.2 million in 2012, $4.8 million in 2013 and $19.7 million thereafter. Future minimum payments under capital leases for long-lived assets are $0.3 million in 2009 and $0.2 million in 2010. Commitments for expenditures on property, plant and equipment at December 31, 2008 were approximately $101 million.
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
     At December 31, 2008, the Company’s reserves for environmental remediation obligations totaled approximately $17 million, of which $6 million were included in other current liabilities. The reserve includes estimated probable future costs of $5 million for federal Superfund and comparable state-managed sites; $7 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $4 million for owned or controlled sites at which Company operations have been discontinued; and $1 million for sites utilized by the Company in its ongoing operations. The Company continues to evaluate whether it may be able to recover a portion of future costs for environmental liabilities from third parties.
     The timing of expenditures depends on a number of factors that vary by site. The Company expects that it will expend present accruals over many years and that remediation of all sites with which it has been identified will be completed within thirty years.

     TDY Industries, Inc. (“TDY”) and another wholly-owned subsidiary of the Company, among others, were identified by the U.S. Environmental Protection Agency (EPA) as PRPs at the Li Tungsten Superfund Site in Glen Cove, New York. TDY filed a cost recovery and contribution action against the U.S. Government in November 2000 on the grounds that the U.S. was liable for a substantial portion of the remediation costs at the site. In July 2004, TDY, the U.S. Government and the EPA entered into an Interim Agreement, under which the U.S. Government funded $20.9 million and TDY funded $1 million of the remediation costs at the site. In November 2005, TDY sued other PRPs at the site seeking contribution to the response costs that have been and will continue to be incurred at the site. TDY, the other PRPs and the U.S. Government reached a resolution of this matter and a consent judgment was entered by the court in November 2007. Pursuant to the requirements of the consent judgment, TDY completed the remediation of the site and received contribution from other PRPs. Based on information presently available, the Company believes its reserves on this matter are adequate for the remaining obligations of the consent judgment pertaining to groundwater monitoring.
     Since 1990, TDY has been operating under a Corrective Action Order from the EPA for a facility that TDY owns and formerly operated in Hartville, Ohio. The 1990 Order required interim corrective action to be undertaken at the facility. TDY entered into a negotiated Corrective Action order with the EPA in 2008 that supersedes the 1990 Order and requires additional corrective actions, which TDY has begun to implement. The Company believes its reserves for the continued operation of the interim system and for costs it expects to incur for the additional remediation activities are adequate.
     In November 2007, the EPA sent a subsidiary of the Company a Notice of Violation (NOV) alleging that the company’s Natrona, PA facility is operating in violation of the Clean Air Act. The notice invited the company to meet with the EPA to discuss a resolution of the NOV. The company met with the EPA in 2008 and will continue meeting in 2009 in an attempt to resolve this matter. The Company believes that its reserves on this matter are adequate.
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
Note 13. Asset Retirement Obligations —
The Company maintains reserves where a legal obligation exists to perform an asset retirement activity and the fair value of the liability can be reasonably estimated. These asset retirement obligations (“ARO”) include liabilities where the timing and (or) method of settlement may be conditional on a future event, that may or may not be within the control of the entity. At December 31, 2008, the Company had recognized AROs of $11.8 million related to landfill closures and conditional AROs associated with manufacturing activities using what may be characterized as potentially hazardous materials.
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
     Changes in asset retirement obligations for the years ended December 31, 2008 and 2007 were as follows:

(In millions)	2008	2007

Balance at beginning of year	$6.0	$6.0
Accretion expense	2.4	0.4
Payments	(0.7)	(0.7)
Liabilities incurred	4.1	0.3

Balance at end of year	$11.8	$6.0

Note 14. Selected Quarterly Financial Data (Unaudited) —

		Quarter Ended
(In millions except share and per share amounts)	March 31	June 30	September 30	December 31

2008 -
Sales	$1,343.4	$1,461.2	$1,392.4	$1,112.7
Gross profit	290.6	332.3	306.6	222.4
Net income	142.0	168.9	144.1	110.9

Basic net income per common share	$1.41	$1.68	$1.46	$1.16

Diluted net income per common share	$1.40	$1.66	$1.45	$1.15

Average shares outstanding	101,128,727	101,082,861	99,361,186	96,313,733

2007 -
Sales	$1,372.6	$1,471.3	$1,335.0	$1,273.6
Gross profit	386.5	401.5	366.9	294.5
Net income	197.8	206.5	193.9	148.9

Basic net income per common share	$1.95	$2.03	$1.90	$1.46

Diluted net income per common share	$1.92	$2.00	$1.88	$1.45

Average shares outstanding	101,799,975	102,173,138	102,221,854	102,098,501

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Not applicable.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2008, and they concluded that these controls and procedures are effective.
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

     The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework.
     Based on our assessment, management has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.
     The Company’s independent registered public accounting firm that audited the financial statements included in this Annual Report issued an attestation report on the Company’s internal control over financial reporting.
Management’s Certifications
The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act are included as Exhibits 31 and 32 to this Annual Report on Form 10-K. In addition, in 2008 the Company’s Chief Executive Officer provided to the New York Stock Exchange the annual CEO certification pursuant to Section 303A regarding the Company’s compliance with the New York Stock Exchange’s corporate governance listing standards.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Allegheny Technologies Incorporated
We have audited Allegheny Technologies Incorporated’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Allegheny Technologies Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
     In our opinion, Allegheny Technologies Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Allegheny Technologies Incorporated as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 18, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
February 18, 2009

Item 9B. Other Information
Not applicable
PART III
Item 10. Directors and Executive Officers of the Registrant
In addition to the information set forth under the caption “Executive Management, including Executive Officers under the Federal Securities Laws” in Part I of this report, the information concerning our directors required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Our Corporate Governance” and “Election of Directors” in Allegheny Technologies’ Proxy Statement for the 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”), which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year. Information concerning the Audit Committee and its financial expert required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Committees of the Board of Directors — Audit Committee” in the 2009 Proxy Statement. Information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated and made a part hereof by reference to the material appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2009 Proxy Statement. Information concerning the executive officers of Allegheny Technologies is contained in Part I of this Form 10-K under the caption “Executive Management, including Executive Officers under the Federal Securities Laws.”
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
Item 11. Executive Compensation
Information required by this item is incorporated by reference to “Director Compensation,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” as set forth in the 2009 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the ownership of equity securities by certain beneficial owners and management is incorporated by reference to “Stock Ownership Information” as set forth in the 2009 Proxy Statement.
Equity Compensation Plan Information
Information about our equity compensation plans at December 31, 2008 was as follows:

(c)
Number of Shares
Remaining
Available for
	(a)		Future Issuance
	Number of Shares	(b)	Under Equity
	to be Issued Upon	Weighted Average	Compensation Plans (1)
	Exercise of	Exercise Price of	(excluding securities
(In thousands, except per share amounts)	Outstanding Options	Outstanding Options	reflected in column (a))

Equity Compensation Plans Approved by Shareholders	823	$9.96	2,061
Equity Compensation Plans Not Approved by Shareholders	—	—	—

Total	823	$9.96	2,061

(1)	Represents shares available for issuance under the 2007 Incentive Plan (which provides for the issuance of stock options and stock appreciation rights, restricted shares, performance and other-stock-based awards). Of the total number of shares authorized under the Incentive Plan, a maximum of 0.6 million shares have been reserved for issuance for award periods under the Total Shareholder Return Incentive Compensation Program. See Note 6. Stockholders’ Equity for a discussion of the Company’s stock-based compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item is incorporated by reference to “Certain Transactions” and “Number and Independence of Directors” as set forth in the 2009 Proxy Statement.
Item 14. Principal Accountant Fees and Services
Information required by this item is incorporated by reference to Item B — “Ratification of Selection of Independent Auditors” including “Audit Committee Pre-Approval Policy” and “Independent Auditor: Services and Fees,” as set forth in the 2009 Proxy Statement.
PART IV
Item 15. Exhibits, Financial Statements, Financial Statement Schedules
(a) Financial Statements, Financial Statement Schedules and Exhibits:
(1) Financial Statements
     The following consolidated financial statements and report are filed as part of this report under Item 8 — “Financial Statements and Supplementary Data”:
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Income — Years Ended December 31, 2008, 2007, and 2006
Consolidated Balance Sheets at December 31, 2008 and 2007
Consolidated Statements of Cash Flows — Years Ended December 31, 2008, 2007, and 2006
Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2008, 2007, and 2006
Notes to Consolidated Financial Statements
(2) Financial Statement Schedules
     All schedules set forth in the applicable accounting regulations of the Securities and Exchange Commission either are not required under the related instructions or are not applicable and, therefore, have been omitted.

(3) Exhibits
     Exhibits required to be filed by Item 601 of Regulation S-K are listed below. Documents not designated as being incorporated herein by reference are filed herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.

Exhibit
No.	Description
3.1	Certificate of Incorporation of Allegheny Technologies Incorporated, as amended, (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12001)).

3.2	Amended and Restated Bylaws of Allegheny Technologies Incorporated (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12001)).

4.1	Credit Agreement, dated July 31, 2007, by and among the Company, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, as Administrative Agent, and PNC Capital Markets LLC, as Lead Arranger (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-12001)).

4.2	Indenture dated as of December 18, 2001 between Allegheny Technologies Incorporated and The Bank of New York, as trustee, relating to Allegheny Technologies Incorporated 8.375% Notes due 2011 (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12001)).

4.3	Form of 8.375% Notes due 2011 (included as part of Exhibit 4.2).

4.4	Indenture dated as of December 15, 1995 between Allegheny Ludlum Corporation and The Chase Manhattan Bank (National Association), as trustee (relating to Allegheny Ludlum Corporation’s 6.95% Debentures due 2025) (incorporated by reference to Exhibit 4(a) to Allegheny Ludlum Corporation’s Report on Form 10-K for the year ended December 31, 1995 (File No. 1-9498)), and First Supplemental Indenture by and among Allegheny Technologies Incorporated, Allegheny Ludlum Corporation and The Chase Manhattan Bank (National Association), as Trustee, dated as of August 15, 1996 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated August 15, 1996 (File No. 1-12001)).

10.1	Allegheny Technologies Incorporated 1996 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12001)).*

10.2	Allegheny Technologies Incorporated 1996 Non-Employee Director Stock Compensation Plan, as amended December 17, 1998 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12001)).*

10.3	Allegheny Technologies Incorporated Fee Continuation Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12001)).*

10.4	Supplemental Pension Plan for Certain Key Employees of Allegheny Technologies Incorporated and its subsidiaries (formerly known as the Allegheny Ludlum Corporation Key Man Salary Continuation Plan) (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12001)).*

10.5	Allegheny Technologies Incorporated Benefit Restoration Plan, as amended (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12001)).*

10.6	Employment Agreement dated August 26, 2003 between Allegheny Technologies Incorporated and L. Patrick Hassey (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated November 4, 2003 (File No. 1-12001)).*

10.7	Employment Agreement dated July 15, 1996 between Allegheny Technologies Incorporated and Jon D. Walton (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 (No. 333-8235)).*

10.8	Allegheny Technologies Incorporated 2000 Incentive Plan, as amended (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12001)).*

Exhibit
No.	Description
10.9	Amendment to the Allegheny Technologies Incorporated Pension Plan effective January 1, 2003 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12001)).*

10.10	Form of Amended and Restated Change in Control Severance Agreement, dated as of December 31, 2008 (filed herewith).*

10.11	Summary of Non-Employee Director Compensation Program (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K for the event dated August 1, 2008 (File No. 1-12001)).

10.12	Allegheny Technologies Incorporated 2007 Incentive Plan for Selected Officers, Key Employees and Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-12001)).*

10.13	Key Executive Performance Plan, as amended February 21, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-12001)).*

10.14	Form of Total Shareholder Return Incentive Compensation Plan Agreement effective as of January 1, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-12001)).*

10.15	Form of Restricted Stock Agreement dated February 21, 2007 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-12001)).*

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a — 14(a) or 15d — 14(a) (filed herewith).**

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a — 14(a) or 15d — 14(a) (filed herewith).**

32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Report.

**	The Exhibit attached to this Form 10-K shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.
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

ALLEGHENY TECHNOLOGIES INCORPORATED
Date: February 23, 2009	By	/s/ L. Patrick Hassey
L. Patrick Hassey
Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the 23rd day of February, 2009.

/s/ L. Patrick Hassey	/s/ Richard J. Harshman

L. Patrick Hassey	Richard J. Harshman
Chairman, President and Chief	Executive Vice President, Finance
Executive Officer and Director	and Chief Financial Officer
(Principal Financial Officer)

/s/ Dale G. Reid

Dale G. Reid
Vice President, Controller,
Chief Accounting Officer and Treasurer
(Principal Accounting Officer)

/s/ Diane C. Creel	/s/ Michael J. Joyce

Diane C. Creel	Michael J. Joyce
Director	Director

/s/ James C. Diggs	/s/ James E. Rohr

James C. Diggs	James E. Rohr
Director	Director

/s/ J. Brett Harvey	/s/ Louis J. Thomas

J. Brett Harvey	Louis J. Thomas
Director	Director

/s/ Barbara S. Jeremiah	/s/ John D. Turner

Barbara S. Jeremiah	John D. Turner
Director	Director

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Certificate of Incorporation of Allegheny Technologies Incorporated, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12001)).

3.2	Amended and Restated Bylaws of Allegheny Technologies Incorporated (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12001)).

4.1	Credit Agreement, dated July 31, 2007, by and among the Company, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, as Administrative Agent, and PNC Capital Markets LLC, as Lead Arranger (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-12001)).

4.2	Indenture dated as of December 18, 2001 between Allegheny Technologies Incorporated and The Bank of New York, as trustee, relating to Allegheny Technologies Incorporated 8.375% Notes due 2011 (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12001)).

4.3	Form of 8.375% Notes due 2011 (included as part of Exhibit 4.2).

4.4	Indenture dated as of December 15, 1995 between Allegheny Ludlum Corporation and The Chase Manhattan Bank (National Association), as trustee (relating to Allegheny Ludlum Corporation’s 6.95% Debentures due 2025) (incorporated by reference to Exhibit 4(a) to Allegheny Ludlum Corporation’s Report on Form 10-K for the year ended December 31, 1995 (File No. 1-9498)), and First Supplemental Indenture by and among Allegheny Technologies Incorporated, Allegheny Ludlum Corporation and The Chase Manhattan Bank (National Association), as Trustee, dated as of August 15, 1996 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated August 15, 1996 (File No. 1-12001)).

10.1	Allegheny Technologies Incorporated 1996 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12001)).*

10.2	Allegheny Technologies Incorporated 1996 Non-Employee Director Stock Compensation Plan, as amended December 17, 1998 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12001)).*

10.3	Allegheny Technologies Incorporated Fee Continuation Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12001)).*

10.4	Supplemental Pension Plan for Certain Key Employees of Allegheny Technologies Incorporated and its subsidiaries (formerly known as the Allegheny Ludlum Corporation Key Man Salary Continuation Plan) (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12001)).*

10.5	Allegheny Technologies Incorporated Benefit Restoration Plan, as amended (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12001)).*

10.6	Employment Agreement dated August 26, 2003 between Allegheny Technologies Incorporated and L. Patrick Hassey (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated November 4, 2003 (File No. 1-12001)).*

10.7	Employment Agreement dated July 15, 1996 between Allegheny Technologies Incorporated and Jon D. Walton (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 (No. 333-8235)).*

10.8	Allegheny Technologies Incorporated 2000 Incentive Plan, as amended (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12001)).*

Exhibit
No.	Description
10.9	Amendment to the Allegheny Technologies Incorporated Pension Plan effective January 1, 2003 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12001)).*

10.10	Form of Amended and Restated Change in Control Severance Agreement, dated as of December 31, 2008 (filed herewith).*

10.11	Summary of Non-Employee Director Compensation Program (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K for the event dated August 1, 2008 (File No. 1-12001)).

10.12	Allegheny Technologies Incorporated 2007 Incentive Plan for Selected Officers, Key Employees and Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-12001)).*

10.13	Key Executive Performance Plan, as amended February 21, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-12001)).*

10.14	Form of Total Shareholder Return Incentive Compensation Plan Agreement effective as of January 1, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-12001)).*

10.15	Form of Restricted Stock Agreement dated February 21, 2007 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-12001)).*

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a — 14(a) or 15d — 14(a) (filed herewith).**

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a — 14(a) or 15d — 14(a) (filed herewith).**

32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Report.

**	The Exhibit attached to this Form 10-K shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.
     Certain instruments defining the rights of holders of long-term debt of the Company and its subsidiaries have been omitted from the Exhibits in accordance with Item 601(b)(4)(iii) of Regulation S-K. A copy of any omitted document will be furnished to the Commission upon request.