Form 10-Q
period 2009-03-31
ALLEGHENY TECHNOLOGIES INC
filed 2009-05-06
CIK 1018963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     At April 28, 2009, the registrant had outstanding 98,017,737 shares of its Common Stock.

ALLEGHENY TECHNOLOGIES INCORPORATED
SEC FORM 10-Q
QUARTER ENDED MARCH 31, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$506.0	$469.9
Accounts receivable, net	448.8	530.5
Inventories, net	746.2	887.6
Prepaid expenses and other current assets	44.9	41.4

Total Current Assets	1,745.9	1,929.4

Property, plant and equipment, net	1,709.8	1,633.6
Deferred income taxes	263.8	281.6
Cost in excess of net assets acquired	189.1	190.9
Other assets	124.7	134.9

Total Assets	$4,033.3	$4,170.4

LIABILITIES AND EQUITY
Accounts payable	$232.6	$278.5
Accrued liabilities	273.5	322.0
Deferred income taxes	24.8	78.2
Short-term debt and current portion of long-term debt	14.7	15.2

Total Current Liabilities	545.6	693.9

Long-term debt	488.8	494.6
Accrued postretirement benefits	449.5	446.9
Pension liabilities	405.2	378.2
Other long-term liabilities	121.9	127.8

Total Liabilities	2,011.0	2,141.4

Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized- 50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-102,404,256 shares at March 31, 2009 and December 31, 2008; outstanding-98,011,785 shares at March 31, 2009 and 97,330,969 shares at December 31, 2008	10.2	10.2
Additional paid-in capital	639.4	651.8
Retained earnings	2,260.3	2,286.7
Treasury stock: 4,392,471 shares at March 31, 2009 and 5,073,287 shares at December 31, 2008	(211.7)	(244.8)
Accumulated other comprehensive loss, net of tax	(747.2)	(746.5)

Total ATI Stockholders’ Equity	1,951.0	1,957.4

Noncontrolling interests	71.3	71.6

Total Equity	2,022.3	2,029.0

Total Liabilities and Equity	$4,033.3	$4,170.4

The accompanying notes are an integral part of these statements.

ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Sales	$831.6	$1,343.4

Costs and expenses:
Cost of sales	750.9	1,052.8
Selling and administrative expenses	80.8	70.2

Income (loss) before interest, other income and income taxes	(0.1)	220.4
Interest income, net	0.1	0.2
Other income, net	0.3	1.0

Income before income tax provision (benefit)	0.3	221.6
Income tax provision (benefit)	(5.0)	77.9

Net income	5.3	143.7
Less: Net income (loss) attributable to noncontrolling interests	(0.6)	1.7

Net income attributable to ATI	$5.9	$142.0

Basic net income per common share attributable to ATI common stockholders	$0.06	$1.41

Diluted net income per common share attributable to ATI common stockholders	$0.06	$1.40

Dividends declared per common share	$0.18	$0.18

The accompanying notes are an integral part of these statements.

ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Operating Activities:
Net income	$5.3	$143.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32.3	27.3
Deferred income taxes	(38.5)	25.3
Change in operating assets and liabilities:
Inventories	141.3	(169.3)
Accounts receivable	81.7	(63.8)
Accounts payable	(45.9)	80.9
Retirement benefits	29.5	(6.3)
Accrued income taxes, net of tax benefits on share-based compensation	(5.9)	53.8
Accrued liabilities and other	(30.9)	(25.6)

Cash provided by operating activities	168.9	66.0

Investing Activities:
Purchases of property, plant and equipment	(108.6)	(112.0)
Asset disposals and other	(0.6)	0.3

Cash used in investing activities	(109.2)	(111.7)

Financing Activities:
Payments on long-term debt and capital leases	(5.2)	(5.3)
Net repayments under credit facilities	(0.4)	(0.3)

Net decrease in debt	(5.6)	(5.6)
Dividends paid	(17.6)	(18.2)
Shares repurchased for income tax withholding on share-based compensation	(0.7)	(15.5)
Tax benefit on share-based compensation	0.3	(9.1)
Purchase of treasury stock	—	(62.3)
Exercises of stock options	—	1.1

Cash used in financing activities	(23.6)	(109.6)

Increase (decrease) in cash and cash equivalents	36.1	(155.3)
Cash and cash equivalents at beginning of the year	469.9	623.3

Cash and cash equivalents at end of period	$506.0	$468.0

The accompanying notes are an integral part of these statements.

ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
STATEMENTS OF CHANGES IN CONSOLIDATED EQUITY
(In millions, except per share amounts)
(Unaudited)

	ATI Stockholders
					Accumulated
		Additional			Other		Non-
	Common	Paid-In	Retained	Treasury	Comprehensive	Comprehensive	controlling	Total
	Stock	Capital	Earnings	Stock	Income (Loss)	Income	Interests	Equity

Balance, December 31, 2007	$10.2	$693.7	$1,830.7	$(75.4)	$(237.2)	$—	$57.2	$2,279.2
Net income	—	—	142.0	—	—	142.0	1.7	143.7
Other comprehensive income, net of tax:
Pension plans and other postretirement benefits	—	—	—	—	2.0	2.0	—	2.0
Foreign currency translation gains	—	—	—	—	5.5	5.5	3.8	9.3
Unrealized gains on derivatives	—	—	—	—	10.2	10.2	—	10.2

Comprehensive income	—	—	142.0	—	17.7	$159.7	5.5	165.2
Purchase of treasury stock	—	—	—	(62.3)	—		—	(62.3)
Effect of changing the measurement date for pension plans and other postretirement benefits, net of tax	—	—	—	—	1.2		—	1.2
Cash dividends on common stock ($0.18 per share)	—	—	(18.2)	—	—		—	(18.2)
Employee stock plans	—	(54.5)	—	35.6	—		—	(18.9)

Balance, March 31, 2008	$10.2	$639.2	$1,954.5	$(102.1)	$(218.3)		$62.7	$2,346.2

Balance, December 31, 2008	$10.2	$651.8	$2,286.7	$(244.8)	$(746.5)	$—	$71.6	$2,029.0
Net income (loss)	—	—	5.9	—	—	5.9	(0.6)	5.3
Other comprehensive income (loss), net of tax:
Pension plans and other postretirement benefits	—	—	—	—	0.2	0.2	—	0.2
Foreign currency translation gains (losses)	—	—	—	—	(6.1)	(6.1)	0.3	(5.8)
Unrealized gains on derivatives	—	—	—	—	5.2	5.2	—	5.2

Comprehensive income (loss)	—	—	5.9	—	(0.7)	$5.2	(0.3)	4.9
Cash dividends on common stock ($0.18 per share)	—	—	(17.6)	—	—		—	(17.6)
Employee stock plans	—	(12.4)	(14.7)	33.1	—		—	6.0

Balance, March 31, 2009	$10.2	$639.4	$2,260.3	$(211.7)	$(747.2)		$71.3	$2,022.3

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
     These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K. The results of operations for these interim periods are not necessarily indicative of the operating results for any future period. The December 31, 2008 financial information has been derived from our audited financial statements, which were revised in the current period to reflect changes in the presentation of noncontrolling interests (formerly minority interests) in accordance with the required adoption of the accounting standard discussed below. Certain amounts from prior years have been reclassified to conform with the 2009 presentation.
New Accounting Pronouncement Adopted
As required, in the first quarter 2009, the Company adopted FASB Statement of Financial Accounting Standards No. 160 (“FAS 160”), “Noncontrolling Interests in Consolidated Financial Statements”. Early adoption of this standard was prohibited. FAS 160 changes the classification of noncontrolling (minority) interests on the balance sheet and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under the new standard, noncontrolling interests are considered equity and are reported as an element of stockholders’ equity rather than within the mezzanine or liability sections of the balance sheet. In addition, the practice of reporting minority interest expense or benefit changed. Under the new standard, net income encompasses the total income before noncontrolling interest expense or benefit. The income statement includes separate disclosure of the attribution of income or loss between the controlling and noncontrolling interests. Absent a change in control, increases and decreases in the noncontrolling ownership interest amount are accounted for as equity transactions. As a result of adopting FAS 160, the balance sheet and the income statement have been recast retrospectively for the presentation of noncontrolling interest in our STAL joint venture.
     On January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 157 (“FAS 157”), “Fair Value Measurements,” as it relates to nonfinancial assets and nonfinancial liabilities. FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of FAS 157, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the financial statements. The provisions of FAS 157 will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of FAS 157.
     On January 1, 2009, the Company adopted FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. There was no impact to reported earnings per share upon adoption of FSP EITF 03-6-1.

Note 2. Inventories
     Inventories at March 31, 2009 and December 31, 2008 were as follows (in millions):

	March 31,	December 31,
	2009	2008
Raw materials and supplies	$138.0	$163.6
Work-in-process	646.4	772.6
Finished goods	144.6	164.9

Total inventories at current cost	929.0	1,101.1
Less allowances to reduce current cost values to LIFO basis	(178.1)	(205.6)
Progress payments	(4.7)	(7.9)

Total inventories, net	$746.2	$887.6

     Inventories are stated at the lower of cost (last-in, first-out (“LIFO”), first-in, first-out (“FIFO”), and average cost methods) or market, less progress payments. Most of the Company’s inventory is valued utilizing the LIFO costing methodology. Inventory of the Company’s non-U.S. operations is valued using average cost or FIFO methods. The effect of using the LIFO methodology to value inventory, rather than FIFO, decreased cost of sales by $27.5 million for the first three months of 2009 compared to an increase to cost of sales of $1.3 million for the first three months of 2008.
Note 3. Supplemental Financial Statement Information
     Property, plant and equipment at March 31, 2009 and December 31, 2008 were as follows (in millions):

	March 31,	December 31,
	2009	2008
Land	$23.1	$23.1
Buildings	317.5	310.9
Equipment and leasehold improvements	2,598.2	2,508.5

	2,938.8	2,842.5
Accumulated depreciation and amortization	(1,229.0)	(1,208.9)

Total property, plant and equipment, net	$1,709.8	$1,633.6

     Note 4. Debt
     Debt at March 31, 2009 and December 31, 2008 was as follows (in millions):

	March 31,	December 31,
	2009	2008
Allegheny Technologies $300 million 8.375% Notes due 2011, net (a)	$303.9	$304.2
Allegheny Ludlum 6.95% debentures, due 2025	150.0	150.0
Domestic Bank Group $400 million unsecured credit agreement	—	—
Promissory note for J&L asset acquisition	25.6	30.7
Foreign credit agreements	14.9	15.6
Industrial revenue bonds, due through 2020	8.9	9.0
Other	0.2	0.3

Total short-term and long-term debt	503.5	509.8
Short-term debt and current portion of long-term debt	(14.7)	(15.2)

Total long-term debt	$488.8	$494.6

(a)	Includes fair value adjustments for settled interest rate swap contracts of $6.2 million at March 31, 2009 and $6.7 million at December 31, 2008.

     The Company has a $400 million senior unsecured domestic revolving credit facility (“the facility”), which includes a $200 million sublimit for the issuance of letters of credit. As of March 31, 2009, there had been no borrowings made under the facility, although a portion of the facility was used to support approximately $12 million in letters of credit. The Company has an additional separate credit facility for the issuance of letters of credit. As of March 31, 2009, $30 million in letters of credit was outstanding under this facility.
     In addition, STAL, the Company’s Chinese joint venture company in which ATI has a 60% interest, had approximately $5 million in letters of credit outstanding as of March 31, 2009 related to the expansion of its operations in Shanghai, China. These letters of credit are supported solely by STAL’s financial capability without any guarantees from the joint venture partners.
Note 5. Per Share Information
     The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended
	March 31,
	2009	2008
Numerator for basic and diluted net income per common share — net income attributable to ATI common stockholders	$5.9	$142.0

Denominator:
Denominator for basic net income per common share-weighted average shares	97.2	100.8
Effect of dilutive securities:
Option equivalents	0.4	0.5
Contingently issuable shares	0.2	0.3

Denominator for diluted net income per common share — adjusted weighted average shares and assumed conversions	97.8	101.6
Basic net income per common share attributable to ATI common stockholders	$0.06	$1.41

Diluted net income per common share attributable to ATI common stockholders	$0.06	$1.40

Note 6. Derivative Financial Instruments and Hedging
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

     The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of March 31, 2009, the Company had entered into financial hedging arrangements primarily at the request of its customers, related to firm orders, for approximately 7% of the Company’s total annual nickel requirements through 2010. Any gain or loss associated with these hedging arrangements is included in the selling price to the customer requesting the hedge over the designated hedge period.
     At March 31, 2009, the outstanding financial derivatives used to hedge the Company’s exposure to natural gas cost volatility represented approximately 40% of our forecasted requirements for the next three years.
     While the majority of the Company’s direct export sales are transacted in U.S. dollars, foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk. At March 31, 2009, the outstanding financial derivatives used to hedge the Company’s exposure to foreign currency, primarily euros, represented approximately 8% of our forecasted total international sales through 2011. In addition, the Company may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions.
     The Company may enter into derivative interest rate contracts to maintain a reasonable balance between fixed- and floating-rate debt. There were no unsettled derivative financial instruments related to debt balances for the periods presented, although previously settled contracts remain a component of the recorded value of debt. See Note 4. Debt, for further information.

     For derivative financial instruments that are designated as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged item affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current period results. The Company did not use fair value or net investment hedges for the periods presented.
(in millions)

					Amount of Gain (Loss)
			Amount of Gain (Loss)	Location of Gain	Recognized in Income
	Amount of Gain		Reclassified from	(Loss) Recognized in	on Derivatives (Ineffective
	(Loss) Recognized in	Location of Gain	Accumulated OCI	Income on Derivatives	Portion and Amount
	OCI on Derivatives	(Loss) Reclassified	into Income	(Ineffective Portion	Excluded from
Derivatives in FAS 133	(Effective Portion)	from Accumulated	(Effective Portion)	and Amount Excluded	Effectiveness Testing)
Cash Flow Hedging	Quarter ended	OCI into Income	Quarter ended	from Effectiveness	Quarter ended
Relationships	March 31, 2009	(Effective Portion)	March 31, 2009	Testing)	March 31, 2009

Nickel and other raw material contracts	$(0.1)	Cost of sales	$(6.5)	Selling, general & administrative exp.	$—
Natural gas contracts	(10.0)	Cost of sales	(4.7)	Selling, general & administrative exp.	—
Foreign exchange contracts	6.2	Cost of sales	2.1	Selling, general & administrative exp.	0.6

Total	$(3.9)		$(9.1)		$0.6
     Assuming market rates remain constant with the rates at March 31, 2009, a loss of $19.5 million is expected to be recognized over the next 12 months.
     The disclosures of gains or losses presented above for nickel and other raw material contracts, and foreign currency contracts do not take into account the anticipated underlying transactions. Since these derivative contracts represent hedges, the net effect of any gain or loss on results of operations may be fully or partially offset.
     The fair values of the Company’s derivative financial instruments are presented below. All fair values for these derivatives were measured using Level 2 information as defined by the FAS 157 fair value hierarchy, which includes quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs derived principally from or corroborated by observable market data.
(in millions)

		March 31,	December 31,
	Balance sheet location	2009	2008
Asset derivatives
Foreign exchange contracts	Prepaid expenses and other current assets	$10.7	$7.0
Foreign exchange contracts	Other assets	13.6	10.2

Total asset derivatives		$24.3	$17.2

Liability derivatives
Nickel and other raw material contracts	Accrued liabilities	$24.4	$31.6
Natural gas contracts	Accrued liabilities	18.2	14.3
Foreign exchange contracts	Accrued liabilities	—	0.2
Nickel and other raw material contracts	Other long-term liabilities	3.2	5.4
Natural gas contracts	Other long-term liabilities	14.8	10.0

Total liability derivatives		$60.6	$61.5
     There are no credit risk-related contingent features in our derivative contracts, and the contracts contained no provisions under which we have posted, or would be required to post, collateral. The counterparties to our derivative contracts were substantial and creditworthy commercial banks that are recognized market makers. We control our credit exposure by diversifying across multiple counterparties and by monitoring credit ratings and credit default swap spreads of our counterparties. We also enter into master netting agreements with counterparties when possible.

Note 7. Income Taxes
     Results for the first quarter 2009 included an income tax benefit of $5.0 million compared to an income tax provision of $77.9 million, or 35.2% of income before tax, for the comparable 2008 quarter. The 2009 first quarter benefited from a lower income tax provision due primarily to $5.1 million of discrete adjustments associated primarily with prior years’ taxes. The 2008 first quarter included a discrete $2.6 million benefit related to foreign taxes.
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
     For the three months ended March 31, 2009 and 2008, the components of pension (income) expense and components of other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Three Months Ended
	March 31,
	2009	2008
Pension Benefits:
Service cost — benefits earned during the year	$6.1	$7.0
Interest cost on benefits earned in prior years	34.4	32.6
Expected return on plan assets	(34.7)	(50.2)
Amortization of prior service cost	4.1	4.1
Amortization of net actuarial loss	21.6	3.2

Total pension (income) expense	$31.5	$(3.3)

	Three Months Ended
	March 31,
	2009	2008
Other Postretirement Benefits:
Service cost — benefits earned during the year	$0.7	$0.8
Interest cost on benefits earned in prior years	8.2	7.9
Expected return on plan assets	(0.4)	(1.4)
Amortization of prior service cost (credit)	(4.8)	(5.3)
Amortization of net actuarial loss	1.6	1.3

Total other postretirement benefit expense	$5.3	$3.3

Total retirement benefit expense — defined benefit plans	$36.8	$—

     Other postretirement benefit costs for a defined contribution plan were $0.5 million for the quarter ended March 31, 2009 and zero for the comparable prior year period.

Note 9. Business Segments
     Following is certain financial information with respect to the Company’s business segments for the periods indicated (in millions):

	Three Months Ended
	March 31,
	2009	2008
Total sales:
High Performance Metals	$407.0	$525.1
Flat-Rolled Products	387.0	760.6
Engineered Products	75.6	128.5

	869.6	1,414.2

Intersegment sales:
High Performance Metals	19.1	44.1
Flat-Rolled Products	8.8	13.7
Engineered Products	10.1	13.0

	38.0	70.8

Sales to external customers:
High Performance Metals	387.9	481.0
Flat-Rolled Products	378.2	746.9
Engineered Products	65.5	115.5

	$831.6	$1,343.4

Operating profit (loss):
High Performance Metals	$54.3	$131.4
Flat-Rolled Products	7.7	102.9
Engineered Products	(6.1)	5.7

Total operating profit	55.9	240.0

Corporate expenses	(14.4)	(17.7)
Interest income, net	0.1	0.2
Other expense, net of gains on asset sales	(4.0)	(0.9)
Retirement benefit expense	(37.3)	—

Income before income taxes	$0.3	$221.6

     Retirement benefit expense represents defined benefit plan pension expense, and other postretirement benefit expense for both defined benefit and defined contribution plans. Operating profit with respect to the Company’s business segments excludes any retirement benefit expense.
     Corporate expenses for the first three months of 2009 were $14.4 million, compared to $17.7 million for the first three months of 2008. This decrease is due primarily to lower expenses associated with long-term performance-based cash incentive compensation programs.
     Other expense, net of gains on asset sales, primarily includes charges incurred in connection with closed operations and other non-operating income or expense. These items are presented primarily in selling and administrative expenses and in other expense in the statement of income. These items resulted in net charges of $4.0 million for the first three months of 2009 and $0.9 million for the first three months of 2008. This increase was primarily related to lower foreign currency gains, and higher franchise and other non-income related taxes.
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
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
March 31, 2009

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and cash equivalents	$3.0	$313.3	$189.7	$—	$506.0
Accounts receivable, net	0.3	154.2	294.3	—	448.8
Inventories, net	—	114.4	631.8	—	746.2
Prepaid expenses and other current assets	0.7	9.6	34.6	—	44.9

Total current assets	4.0	591.5	1,150.4	—	1,745.9
Property, plant and equipment, net	2.2	397.5	1,310.1	—	1,709.8
Deferred income taxes	263.8	—	—	—	263.8
Cost in excess of net assets acquired	—	112.1	77.0	—	189.1
Investments in subsidiaries and other assets	4,405.4	1,577.3	1,346.2	(7,204.2)	124.7

Total assets	$4,675.4	$2,678.4	$3,883.7	$(7,204.2)	$4,033.3

Liabilities and stockholders’ equity:
Accounts payable	$4.9	$82.3	$145.4	$—	$232.6
Accrued liabilities	1,896.6	65.3	762.1	(2,450.5)	273.5
Deferred income taxes	24.8	—	—	—	24.8
Short-term debt and current portion of long-term debt	—	10.5	4.2	—	14.7

Total current liabilities	1,926.3	158.1	911.7	(2,450.5)	545.6
Long-term debt	303.8	366.6	18.4	(200.0)	488.8
Accrued postretirement benefits	—	272.7	176.8	—	449.5
Pension liabilities	379.0	3.1	23.1	—	405.2
Other long-term liabilities	44.0	21.3	56.6	—	121.9

Total liabilities	2,653.1	821.8	1,186.6	(2,650.5)	2,011.0

Total stockholders’ equity	2,022.3	1,856.6	2,697.1	(4,553.7)	2,022.3

Total liabilities and stockholders’ equity	$4,675.4	$2,678.4	$3,883.7	$(7,204.2)	$4,033.3

Note 10. CONTINUED
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Income
For the three months ended March 31, 2009

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Sales	$—	$354.2	$477.4	$—	$831.6
Cost of sales	23.0	334.2	393.7	—	750.9
Selling and administrative expenses	32.4	9.3	39.1	—	80.8
Interest income (expense), net	2.5	(2.5)	0.1	—	0.1
Other income (expense) including equity in income of unconsolidated subsidiaries	53.2	0.5	1.8	(55.2)	0.3

Income before income tax provision	0.3	8.7	46.5	(55.2)	0.3
Income tax provision (benefit)	(5.0)	3.8	11.7	(15.5)	(5.0)

Net income	5.3	4.9	34.8	(39.7)	5.3
Less: Net income (loss) attributable to noncontrolling interest	(0.6)	—	(0.6)	0.6	(0.6)

Net income attributable to ATI	$5.9	$4.9	$35.4	$(40.3)	$5.9

Condensed Statements of Cash Flows
For the three months ended March 31, 2009

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) operating activities	$(16.1)	$92.9	$92.1	$—	$168.9

Cash flows used in investing activities	(0.7)	(13.8)	(94.7)	—	(109.2)

Cash flows provided by (used in) financing activities	16.6	(47.6)	7.4	—	(23.6)

Increase (decrease) in cash and cash equivalents	$(0.2)	$31.5	$4.8	$—	$36.1

Note 10. CONTINUED
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
December 31, 2008

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and cash equivalents	$3.2	$281.8	$184.9	$—	$469.9
Accounts receivable, net	0.3	191.9	338.3	—	530.5
Inventories, net	—	190.4	697.2	—	887.6
Prepaid expenses, and other current assets	0.6	4.7	36.1	—	41.4

Total current assets	4.1	668.8	1,256.5	—	1,929.4
Property, plant and equipment, net	1.5	395.2	1,236.9	—	1,633.6
Deferred income taxes	281.6	—	—	—	281.6
Cost in excess of net assets acquired	—	112.1	78.8	—	190.9
Investment in subsidiaries and other assets	4,666.3	1,514.7	1,304.3	(7,350.4)	134.9

Total assets	$4,953.5	$2,690.8	$3,876.5	$(7,350.4)	$4,170.4

Liabilities and stockholders’ equity:
Accounts payable	$3.7	$83.7	$191.1	$—	$278.5
Accrued liabilities	2,132.3	74.5	798.1	(2,682.9)	322.0
Deferred income taxes	78.2	—	—	—	78.2
Short-term debt and current portion of long-term debt	—	10.5	4.7	—	15.2

Total current liabilities	2,214.2	168.7	993.9	(2,682.9)	693.9
Long-term debt	304.2	371.8	18.6	(200.0)	494.6
Postretirement benefits	—	270.9	176.0	—	446.9
Pension liabilities	351.2	3.2	23.8	—	378.2
Other long-term liabilities	54.9	18.3	54.6	—	127.8

Total liabilities	2,924.5	832.9	1,266.9	(2,882.9)	2,141.4

Total stockholders’ equity	2,029.0	1,857.9	2,609.6	(4,467.5)	2,029.0

Total liabilities and stockholders’ equity	$4,953.5	$2,690.8	$3,876.5	$(7,350.4)	$4,170.4

Note 10. CONTINUED
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Income
For the three months ended March 31, 2008

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Sales	$—	$695.0	$648.4	$—	$1,343.4
Cost of sales	10.2	572.6	470.0	—	1,052.8
Selling and administrative expenses	27.1	9.8	33.3	—	70.2
Interest income (expense), net	(0.7)	(2.1)	3.0	—	0.2
Other income (expense) including equity in income of unconsolidated subsidiaries	259.6	9.2	(2.0)	(265.8)	1.0

Income before income tax provision	221.6	119.7	146.1	(265.8)	221.6
Income tax provision	77.9	44.1	52.2	(96.3)	77.9

Net income	143.7	75.6	93.9	(169.5)	143.7
Less: Net income attributable to noncontrolling interest	1.7	—	1.7	(1.7)	1.7

Net income attributable to ATI	$142.0	$75.6	$92.2	$(167.8)	$142.0

Condensed Statements of Cash Flows
For the three months ended March 31, 2008

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) operating activities	$(33.8)	$(59.0)	$158.8	$—	$66.0

Cash flows used in investing activities	(0.1)	(12.0)	(99.6)	—	(111.7)

Cash flows provided by (used in) financing activities	33.9	(84.2)	(59.3)	—	(109.6)

Increase (decrease) in cash and cash equivalents	$—	$(155.2)	$(0.1)	$—	$(155.3)

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
     At March 31, 2009, the Company’s reserves for environmental remediation obligations totaled approximately $18 million, of which $7 million was included in other current liabilities. The reserve includes estimated probable future costs of $5 million for federal Superfund and comparable state-managed sites; $7 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $4 million for owned or controlled sites at which Company operations have been discontinued; and $2 million for sites utilized by the Company in its ongoing operations. The Company continues to evaluate whether it may be able to recover a portion of future costs for environmental liabilities from third parties.
     The timing of expenditures depends on a number of factors that vary by site. The Company expects that it will expend present accruals over many years and that remediation of all sites with which it has been identified will be completed within thirty years.
     See Note 12. Commitments and Contingencies to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2008 for a discussion of legal proceedings affecting the Company.
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
     Allegheny Technologies is one of the largest and most diversified specialty metals producers in the world. We use innovative technologies to offer global markets a wide range of specialty metals solutions. Our products include titanium and titanium alloys, nickel-based alloys and superalloys, zirconium, hafnium, and niobium, stainless and specialty steel alloys, grain-oriented electrical steel, tungsten-based materials and cutting tools, carbon alloy impression die forgings, and large grey and ductile iron castings. Our specialty metals are produced in a wide range of alloys and product forms and are selected for use in applications that demand metals having exceptional hardness, toughness, strength, resistance to heat, corrosion or abrasion, or a combination of these characteristics.

Results of Operations
     We operate in three business segments: High Performance Metals, Flat-Rolled Products, and Engineered Products. These segments represented the following percentages of our total revenues and segment operating profit for the first three months of 2009 and 2008:

	2009		2008
		Operating		Operating
	Revenue	Profit	Revenue	Profit
High Performance Metals	47%	97%	36%	55%

Flat-Rolled Products	45%	14%	55%	43%

Engineered Products	8%	(11%)	9%	2%

     Sales for the first quarter 2009 were $831.6 million, a decrease of 38% compared to the first quarter 2008, due to lower selling prices and shipments due to the challenging business conditions resulting from the severe global economic recession. Compared to the 2008 first quarter, sales for the 2009 first quarter decreased 19% in the High Performance Metals segment, 49% in the Flat-Rolled Products segment, and 43% in the Engineered Products segment. Demand from the global aerospace and defense, chemical process industry, oil and gas, electrical energy and medical markets accounted for nearly 79% of our first quarter 2009 sales. Aerospace and defense was the largest of our markets at 34% of first quarter 2009 sales, with the chemical process industry and oil and gas markets representing 21% of total sales and sales to the electrical energy market representing 20%. Commercial aerospace continued to be impacted by schedule pushouts and uncertainties as the supply chain adjusted to revised commercial airplane build schedules and reduced demand from the aeroengine aftermarket. In the chemical process industry, our exotic alloys business benefited from a solid backlog, but demand for many of our other products was soft due primarily to tight credit markets and the global recession. In the oil and gas market, demand for our products for pipelines and offshore projects was good. On the other hand, demand for downhole drilling weakened considerably and projects for refineries and unconventional fuel, such as tar sands, remained delayed primarily as a result of lower crude oil prices and tight credit markets. In the electrical energy market, demand for our grain-oriented electrical steel was good, demand for our industrial titanium products for electrical power plants remained at a high level, and demand for our exotic alloys for nuclear energy applications continued to grow. Demand for our large castings for wind energy applications was nearly nonexistent; however, early signs of a recovery began to emerge. As expected, consumer-related markets, such as automotive, appliance, and residential construction, were very weak.
     For the first quarter 2009, direct international sales were $244.4 million, or nearly 30% of total sales. Sales of our key high-value products (titanium alloys, exotic alloys, nickel-based alloys and specialty alloys, and grain-oriented electrical steel) represented 69% of total sales. ATI titanium product shipments, including ATI-produced products for our Uniti Titanium joint venture, were 10.3 million pounds in the first quarter 2009, which represents 23% of total sales.
     Segment operating profit for the first quarter 2009 was $55.9 million, or 6.7% of sales, compared to $240 million, or 17.9% of sales, in the first quarter 2008. Segment operating profit was adversely affected by the decline in selling prices and shipments due to the global economic recession. The selling prices for many of our products include surcharges or indices by which we attempt to match changes in raw material costs with shipments. The first quarter 2009 results were negatively impacted by approximately $65 million in out-of-phase raw material surcharges and indices due primarily to the rapid decrease in the cost of raw materials in the second half of the fourth quarter 2008. This was partially offset by a LIFO inventory valuation reserve benefit of $27.5 million as a result of the continuing decline in raw material costs in 2009. Results for the first quarter 2008 included a LIFO inventory valuation reserve charge of $1.3 million. First quarter 2009 benefited from gross cost reductions, before the effects of inflation, of $34.8 million. Segment operating profit (loss) as a percentage of sales for the three month periods ended March 31, 2009 and 2008 was:

	Three Months Ended
	March 31,
	2009	2008
High Performance Metals	14.0%	27.3%
Flat-Rolled Products	2.0%	13.8%
Engineered Products	(9.3%)	4.9%

     Our measure of segment operating profit, which we use to analyze the performance and results of our business segments, excludes income taxes, corporate expenses, net interest income or expense, retirement benefit expense, and other costs net of gains on asset sales. We believe segment operating profit, as defined, provides an appropriate measure of controllable operating results at the business segment level.
     Income before tax for the first quarter 2009 was $0.3 million compared to $221.6 million for the first quarter 2008. In addition to the factors discussed above, income before tax was adversely impacted by a $37.3 million increase in retirement benefit expenses resulting from lower returns on benefit plan assets in 2008 notwithstanding the positive impact of the voluntary pension contributions made over the last several years.
     Net income attributable to ATI for the first quarter 2009 was $5.9 million, or $0.06 per share, compared to the first quarter 2008 of $142.0 million, or $1.40 per share. First quarter 2009 results include an income tax benefit of $5.0 million compared to an income tax provision of $77.9 million, or 35.2% of income before tax for the first quarter 2008. The 2009 first quarter benefited from a lower income tax provision due primarily to $5.1 million of discrete adjustments associated primarily with adjusting prior years’ estimated taxes. The 2008 first quarter included a discrete benefit of $2.6 million related to foreign taxes.
     We continued to maintain our solid balance sheet. We ended the 2009 first quarter with cash on hand of $506 million, an increase of $36.1 million from year end 2008. This increase in cash was after investing $108.6 million in self-funded capital projects, paying dividends of $17.6 million, and a reduction in borrowings of $5.6 million during the quarter. At the end of the 2009 first quarter, we had no borrowings under our $400 million domestic credit facility and no significant near-term debt maturities. Total debt to total capitalization improved to 20.5%. Net debt as a percentage of total capitalization was a negative 0.1% as cash on hand exceeded total debt at the end of the 2009 first quarter.
     As we look forward to the second quarter we remain cautious. While we see some signs of stabilization in certain markets due to low inventory in the supply chain, demand for many of our products remains at a very low level, the pricing environment is challenging, and demand visibility is limited for many of our markets. The aerospace supply chain likely needs to further adjust to recently announced commercial aircraft production plans and reduced aftermarket demand. We will continue to adjust our production schedules and cost structures to market conditions through this difficult and uncertain period. We expect the second quarter 2009 segment operating profit to be negatively impacted by approximately $20 million from out-of-phase surcharges and indices.
     Considering all the above, we expect ATI’s second quarter 2009 earnings to be modestly better than the first quarter 2009. In addition, we expect to end the second quarter 2009 with a significant amount of cash on hand while continuing to self fund our capital investments.
     We remain confident in the long-term growth potential of our core aerospace and infrastructure markets that have been driving ATI’s performance. We intend to use the current difficult market conditions to continue to positively differentiate ATI as a uniquely positioned, diversified, technology-driven global specialty metals company with unsurpassed manufacturing capabilities. Our strategic direction and vision remain intact.
High Performance Metals Segment
     Sales decreased 19% to $387.9 million, compared to the first quarter 2008. Demand for our titanium alloys and our nickel-based alloys from the aerospace market was at lower levels as the supply chain adjusted to aircraft production schedule pushouts and reduced demand from the aeroengine aftermarket. Our exotic alloys business continued to benefit from a solid backlog from the chemical process industry and the nuclear energy market.
     Certain comparative information on the segment’s major products for the three months ended March 31, 2009 and 2008 is provided in the following table:

	Three Months Ended
	March 31,		%
	2009	2008	Change
Volume (000’s pounds):
Titanium mill products	6,938	8,770	(21)%
Nickel-based and specialty alloys	9,970	9,537	5%
Exotic alloys	1,289	1,364	(6)%

Average prices (per pound):
Titanium mill products	$22.48	$25.54	(12)%
Nickel-based and specialty alloys	$14.74	$18.56	(21)%
Exotic alloys	$57.08	$44.61	28%
     Shipments of titanium mill products decreased primarily due to lower demand from the commercial aerospace market. Shipments of nickel-based and specialty alloys increased primarily due to higher sales to the electrical energy market and oil and gas markets, which more than offset reduced demand from the aeroengine market. Shipments for exotic alloys decreased primarily due to product mix. Average selling prices for titanium and titanium alloys and nickel-based and specialty alloys decreased, primarily due to lower raw material indices as a result of lower raw material costs, and a more competitive pricing environment.
     Segment operating profit in the quarter was $54.3 million, or 14.0% of sales, a $77.1 million decrease compared to the first quarter 2008. The decrease in operating profit primarily resulted from lower base-selling prices and shipments for most products and the negative impact of raw material costs, primarily nickel and titanium, being higher than the raw material indices included in our selling prices due to long manufacturing cycle times, which totaled approximately $17 million. These negative impacts were partially offset by higher margins on exotic alloys and the benefits of gross cost reductions. There was no change in our LIFO inventory valuation reserve in the 2009 first quarter. A LIFO inventory valuation charge of $1.3 million was recognized in the first quarter 2008 in this segment. Results for the 2009 first quarter benefited from $20.5 million of gross cost reductions.
Flat-Rolled Products Segment
     First quarter 2009 sales were $378.2 million, 49% lower than the first quarter 2008. Demand for certain high-value products, such as grain-oriented electrical steel and industrial titanium products, was at reasonably good levels relative to economic conditions. Demand for most of our stainless products was weak, particularly from consumer markets such as automotive, appliance, and residential construction.
     Comparative information on the segment’s products for the three months ended March 31, 2009 and 2008 is provided in the following table:

	Three Months Ended
	March 31,		%
	2009	2008	Change
Volume (000’s pounds):
High value	93,928	119,792	(22)%
Standard	101,574	170,620	(40)%

Total	195,502	290,412	(33)%

Average prices (per lb.):
High value	$2.64	$3.22	(18)%
Standard	$1.21	$2.07	(42)%
Combined Average	$1.90	$2.54	(25)%
     Average selling transaction prices, which include surcharges, were 25% lower due to a combination of reduced raw material surcharges and lower base prices for most products due to a more competitive pricing environment.

     Segment operating profit decreased to $7.7 million, or 2.0% of sales, compared to $102.9 million, or 13.8% of sales, for the 2008 period. The decline in operating profit primarily resulted from lower shipments and average base selling prices for most of our products and the negative impact from $48 million of higher cost raw materials purchased in 2008 flowing through cost of sales and not being in phase with raw material surcharges included in selling prices. This was due primarily to the rapid decrease in raw material costs in the second half of the fourth quarter 2008 and the long manufacturing times of some of our products. These negative impacts were partially offset by a $26.2 million decrease in the LIFO inventory valuation reserve and the benefits of gross cost reductions. There was no change in our LIFO inventory valuation reserve in the first quarter 2008. Results for the 2009 first quarter benefited from $12.1 million in gross cost reductions.
Engineered Products Segment
     Sales for the first quarter 2009 of $65.5 million were 43% lower than the first quarter 2008. Demand for our tungsten and tungsten carbide products, forged products, and cast products was weak. Demand for our titanium precision metal processing conversion services was stable. Segment operating loss in the first quarter 2009 was $6.1 million, compared to operating profit of $5.7 million for the comparable 2008 period. The decline was primarily due to significantly reduced demand and the impact of unabsorbed operating costs resulting from very low operating rates. The first quarter 2009 results included a LIFO inventory valuation reserve benefit of $1.3 million primarily due to lower raw material costs. There was no change in our LIFO inventory valuation reserve in the first quarter 2008. Results benefited from $2.2 million of gross cost reductions.
Corporate Items
     Corporate expenses decreased to $14.4 million for the first quarter of 2009, compared to $17.7 million in the year-ago period. This decrease is due primarily to lower expenses associated with long-term performance-based cash incentive compensation programs.
     First quarter 2009 interest income, net of interest expense, was $0.1 million compared $0.2 million for the same period last year. Interest expense benefited from the capitalization of interest costs on strategic capital projects of $9.0 million in the first quarter 2009 and $5.7 million in the first quarter 2008.
     Other expense, net of gains on asset sales, primarily includes charges incurred in connection with closed operations and other assets, and other non-operating income or expense. These items are presented primarily in selling and administration expenses, and in other income (expense) in the statement of income and resulted in other expense of $4.0 million for the first quarter of 2009 and $0.9 million for the first quarter of 2008. The increases primarily related to lower foreign currency gains, and higher franchise and other non-income related taxes.
     Retirement benefit expense, which includes pension expense and other postretirement expense, increased to $37.3 million in the first quarter 2009, compared to zero in the first quarter 2008. This increase is primarily a result of lower returns on plan assets in 2008 notwithstanding the positive benefits of the voluntary pension contributions made over the last several years. We now expect 2009 retirement benefit expense to be approximately $149 million, compared to $8.4 million of expense in 2008. For the full year, we now expect pension expense to be $126 million in 2009, compared to pension income of $12.2 million in 2008. For the first quarter 2009, retirement benefit expense included in cost of sales was $27.7 million and the amount included in selling and administrative expenses was $9.6 million. For the first quarter 2008, the amount of retirement benefit income included in cost of sales was $0.3 million, and the retirement benefit expense included in selling and administrative expenses was $0.3 million.
Income Taxes
     First quarter 2009 results include an income tax benefit of $5.0 million compared to an income tax provision of $77.9 million, or 35.2% of income before tax, for the comparable 2008 quarter. The 2009 first quarter benefited from a lower income tax provision due primarily to $5.1 million of discrete adjustments associated primarily with prior years’ taxes. The 2008 first quarter included a discrete $2.6 million benefit related to foreign taxes.

Financial Condition and Liquidity
     We believe that internally generated funds, current cash on hand, and available borrowings under existing credit lines will be adequate to meet foreseeable liquidity needs, including a substantial expansion of our production capabilities over the next few years. We did not borrow funds under our domestic senior unsecured credit facility during the first three months of 2009. However, a portion of this facility is utilized to support letters of credit.
     Our ability to access the credit markets in the future to obtain additional financing, if needed, may be influenced by our credit rating. As of March 31, 2009, Moody’s Investor Service’s senior unsecured debt rating for our Company was Baa3 with a stable ratings outlook. As of March 31, 2009, Standard & Poor’s Ratings Services’ corporate credit and senior unsecured debt rating for our Company was BBB- with a stable ratings outlook. Changes in our credit rating do not impact our access to, or the cost of, our existing credit facilities.
     We have no off-balance sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.
Cash Flow and Working Capital
     For the three months ended March 31, 2009, cash provided by operating activities was $168.9 million, which benefited from a $216.2 million reduction in managed working capital due to lower business activity and raw material costs. Investing activities included capital expenditures of $108.6 million. Cash used in financing activities was $23.6 million in the first quarter 2009, and included dividend payments of $17.6 million, and a reduction in borrowings of $5.6 million. At March 31, 2009, cash and cash equivalents totaled $506.0 million, an increase of $36.1 million from year end 2008.
     As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable and gross inventories, less accounts payable. In measuring performance in controlling this managed working capital, we exclude the effects of LIFO inventory valuation reserves, excess and obsolete inventory reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. At March 31, 2009, managed working capital was 34.5% of annualized sales, compared to 35.2% of annualized sales at December 31, 2008. During the first three months of 2009, managed working capital decreased by $216.2 million, to $1,195.5 million. The decrease in managed working capital from December 31, 2008, was due to decreased accounts receivable of $82.2 million, and decreased inventory of $181.1 million, which was partially offset by decreased accounts payable of $47.1 million. While accounts receivable balances decreased during first quarter 2009, days sales outstanding, which measures actual collection timing for accounts receivable, improved. Gross inventory turns, which excludes the effect of LIFO inventory valuation reserves, remained essentially constant across our High Performance Metals and Flat-Rolled Products business segments but declined in our Engineered Products segment due to significantly lower business activity.
The components of managed working capital were as follows:

	March 31,	December 31,
(in millions)	2009	2008
Accounts receivable	$448.8	$530.5
Inventories	746.2	887.6
Accounts payable	(232.6)	(278.5)

Subtotal	962.4	1,139.6

Allowance for doubtful accounts	5.6	6.3
LIFO reserves	178.1	205.6
Corporate and other	49.4	60.2

Managed working capital	$1,195.5	$1,411.7

Annualized prior two months sales	$3,466.2	$4,008.0

Managed working capital as a % of annualized sales	34.5%	35.2%

Change in managed working capital from December 31, 2008	$(216.2)

Capital Expenditures
     We currently expect capital expenditures for 2009 will be in the range of approximately $425 million to $450 million, of which approximately $109 million was expended in the first three months of 2009. We are significantly expanding our manufacturing capabilities to meet expected demand from the aerospace (engine and airframe) and defense, chemical process industry, oil and gas, electrical energy, and medical markets, especially for titanium and titanium-based alloys, nickel-based alloys and superalloys, specialty alloys, and exotic alloys. We are committed to continuing to self-fund these projects and can further adjust the timing of any project, if necessary. These self-funded capital investments include:
•	The expansion of ATI’s aerospace quality titanium sponge production capabilities. Titanium sponge is an important raw material used to produce our titanium mill products. Our greenfield premium-grade titanium sponge (jet engine rotating parts) facility in Rowley, UT is expected to begin initial production in the 2009 third quarter. When the Utah sponge facility is fully operational, our total annual sponge production capacity including our Albany, OR sponge facility is projected to be approximately 46 million pounds, and these secure supply sources are intended to reduce our purchased titanium sponge and purchased titanium scrap requirements. In addition, the Utah facility will have the infrastructure in place to further expand annual capacity by approximately 18 million pounds, bringing the total annual capacity at that facility to 42 million pounds, if needed.

•	The expansion of ATI’s mill products processing and finishing capabilities for titanium and titanium-based alloys, nickel-based alloys and superalloys, and specialty alloys. Announced projects include a $260 million expansion of our titanium and superalloy forging capacity at our Bakers, NC facility through the addition of an integrated 10,000 ton press forge, 700mm rotary forge, and conditioning, finishing and inspection facilities to produce large diameter products needed for certain demanding applications. The conditioning, finishing and inspection facilities began operations in the third quarter 2008, and the forging operations are expected to be operational by the third quarter 2009. Forging is a hot-forming process that produces wrought forging billet and forged machining bar from an ingot.

•	A new advanced specialty metals hot rolling and processing facility at our existing Brackenridge, PA site. The project is estimated to cost approximately $1.16 billion and take at least four years to complete. It is designed to produce exceptional quality, thinner, and wider hot-rolled coils at reduced cost with shorter lead times, and require lower working capital requirements. When completed, we believe ATI’s new advanced specialty metals hot rolling and processing facility will provide unsurpassed manufacturing capability and versatility in the production of a wide range of flat-rolled specialty metals. We expect improved productivity, lower costs, and higher quality for our diversified product mix of flat-rolled specialty metals, including nickel-based and specialty alloys, titanium and titanium alloys, zirconium alloys, Precision Rolled Strip® products, and stainless sheet and coiled plate products. Our new advanced hot-rolling and processing facility is designed to be the most powerful mill in the world for production of specialty metals. It is designed to roll and process exceptional quality hot bands of up to 78.62 inches, or 2 meters, wide.

•	In connection with the new advanced specialty metals hot rolling and processing facility, we announced the consolidation of our Natrona, PA grain-oriented electrical steel melt shop into ATI’s Brackenridge, PA melt shop. This consolidation is expected to improve the overall productivity of ATI’s flat-rolled grain-oriented electrical steel and other stainless and specialty alloys, and reduce the cost of producing slabs and ingots. The investment should also result in significant reduction of particulate emissions. We expect to realize considerable cost savings from this project to begin in late 2010.

•	We are increasing our capacity to produce zirconium products through capital expansions of zirconium sponge production and VAR melting. This new zirconium sponge and melting capacity better positions ATI for the current and expected strong growth in demand from the nuclear electrical energy and chemical process industry markets.

•	Our STAL joint venture commenced an expansion of its operations in Shanghai, China in late 2006. This expansion, which is expected to more than triple STAL’s rolling and slitting capacity to produce Precision Rolled Strip products, is estimated to cost approximately $100 million and is expected to be operational in the second quarter 2009.

Debt
     At March 31, 2009, we had $503.5 million in total outstanding debt, compared to $509.8 million at December 31, 2008, a decrease of $6.3 million. The decrease in debt was primarily due to scheduled debt maturity payments.
     In managing our overall capital structure, some of the measures on which we focus are net debt to total capitalization, which is the percentage of our debt, net of cash that may be available to reduce borrowings, to our total invested and borrowed capital, and total debt to total capitalization, which excludes cash balances. Net debt as a percentage of capitalization was a negative 0.1% at March 31, 2009, compared to a positive 2.0% at December 31, 2008, as cash on hand exceeded total debt at the end of the first quarter 2009. The net debt to capitalization was determined as follows:

(in millions)	March 31, 2009	December 31, 2008
Total debt	$503.5	$509.8
Less: cash	(506.0)	(469.9)

Net debt (cash)	$(2.5)	$39.9

Net debt (cash)	$(2.5)	$39.9
Total ATI stockholders’ equity	1,951.0	1,957.4

Total ATI capital	$1,948.5	$1,997.3

Net debt (cash) to capital ratio	(0.1)%	2.0%
     Total debt to total capitalization improved to 20.5% at March 31, 2009 from 20.7% at December 31, 2008. Total debt to total capitalization was determined as follows:

(in millions)	March 31, 2009	December 31, 2008
Total debt	$503.5	$509.8
Total ATI stockholders’ equity	1,951.0	1,957.4

Total ATI capital	$2,454.5	$2,467.2

Total debt to total capital ratio	20.5%	20.7%

     We did not borrow funds under our $400 million senior unsecured domestic credit facility during the first three months of 2009, although approximately $12 million has been utilized to support the issuance of letters of credit. The unsecured facility requires us to maintain a leverage ratio (consolidated total indebtedness divided by consolidated earnings before interest, taxes and depreciation and amortization) of not greater than 3.25, and maintain an interest coverage ratio (consolidated earnings before interest and taxes divided by interest expense) of not less than 2.0. For the twelve months ended March 31, 2009, our leverage ratio was 0.68, and our interest coverage ratio was 66.06.
     The Company has an additional separate credit facility for the issuance of letters of credit. As of March 31, 2009, $30 million in letters of credit were outstanding under this facility.
     STAL, our Chinese joint venture company in which ATI has a 60% interest, has a 585 million renminbi (approximately $86 million at March 31, 2009 exchange rates) revolving credit facility with a group of banks. This credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners, and is intended to be utilized in the future for the expansion of STAL’s operations, which are located in Shanghai, China. As of March 31, 2009, there were no borrowings under this credit facility although STAL had approximately $5 million in letters of credit outstanding related to the expansion of its operations.

Dividends
     A regular quarterly dividend of $0.18 per share of common stock was declared on February 19, 2009, payable on March 27, 2009 to stockholders of record at the close of business on March 12, 2009. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate.
Share Repurchase Program
     On November 1, 2007, our Board of Directors approved a share repurchase program of $500 million. Repurchases of Company common stock are expected to be made on the open market or in unsolicited or privately negotiated transactions. Share repurchases are expected to be funded from internal cash flow and cash on hand. The number of shares to be purchased, and the timing of the purchases, will be based on several factors, including other investment opportunities, the level of cash balances, and general business conditions. No shares of common stock were purchased during the three months ended March 31, 2009. As of March 31, 2009, 6,837,000 shares of common stock had been purchased under this program at a cost of $339.5 million.
Critical Accounting Policies
Inventory
     At March 31, 2009, we had net inventory of $746.2 million. Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO) and average cost methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. The prices for many of the raw materials we use have been volatile. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a rise in raw material costs has a negative effect on our operating results, while conversely, a fall in material costs results in a benefit to operating results. For example, in 2008, the effect of falling raw material costs on our LIFO inventory valuation method resulted in cost of sales which was $169.0 million lower than would have been recognized if we utilized the FIFO methodology to value our inventory. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold.
     Since the LIFO inventory valuation methodology is designed for annual determination, interim estimates of the annual LIFO valuation are required. We recognize the effects of the LIFO inventory valuation method on an interim basis by projecting the expected annual LIFO cost and allocating that projection to the interim quarters equally. These projections of annual LIFO inventory valuation reserve changes are updated quarterly and are evaluated based upon material, labor and overhead costs and projections for such costs at the end of the year plus projections regarding year-end inventory levels. For the first quarter 2009, we recognized a $27.5 million benefit associated with utilizing the LIFO inventory valuation methodology.
     The LIFO inventory valuation methodology is not utilized by many of the companies with which we compete, including foreign competitors. As such, our results of operations may not be comparable to those of our competitors during periods of volatile material costs due, in part, to the differences between the LIFO inventory valuation method and other acceptable inventory valuation methods.
     We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting reserve, if any, is recognized as an expense in the period that the need for the reserve is identified. At March 31, 2009, no significant reserves were required. It is our general policy to write-down to scrap value any inventory that is identified as obsolete and any inventory that has aged or has not moved in more than twelve months. In some instances this criterion is up to twenty-four months due to the longer manufacturing and distribution process for such products.

Other Critical Accounting Policies
     A summary of other significant accounting policies is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2008.
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
New Accounting Pronouncements Adopted
     As required, in the first quarter 2009, we adopted FASB Statement of Financial Accounting Standards No. 160 (“FAS 160”), “Noncontrolling Interests in Consolidated Financial Statements”. Early adoption of this standard was prohibited. FAS 160 changes the classification of noncontrolling (minority) interests on the balance sheet and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under the new standard, noncontrolling interests are considered equity and are reported as an element of stockholders’ equity rather than within the mezzanine or liability sections of the balance sheet. In addition, the practice of reporting minority interest expense or benefit changed. Under the new standard, net income encompasses the total income before minority interest expense or benefit. The income statement includes separate disclosure of the attribution of income or loss between the controlling and noncontrolling interests. Increases and decreases in the noncontrolling ownership interest amount are accounted for as equity transactions. As a result of adopting FAS 160, the balance sheet and the income statement have been recast retrospectively for the presentation of noncontrolling (minority) interest in our STAL joint venture.
     On January 1, 2009, we adopted Statement of Financial Accounting Standards No. 157 (“FAS 157”), “Fair Value Measurements,” as it relates to nonfinancial assets and nonfinancial liabilities. FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of FAS 157, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the financial statements. The provisions of FAS 157 will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of FAS 157.
     On January 1, 2009, we adopted FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. There was no impact to reported earnings per share upon adoption of FSP EITF 03-6-1.
Forward-Looking and Other Statements
     From time to time, we have made and may continue to make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements in this report relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results, performance or achievements to materially differ from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: (a) material adverse changes in economic or industry conditions generally, including credit market conditions and related issues, and global supply and demand conditions and prices for our specialty metals; (b) material adverse changes in the markets we serve, including the aerospace and defense, construction and mining, automotive, electrical energy, chemical process industry, oil and gas, medical and other markets; (c) our inability to achieve the level of cost savings, productivity improvements, synergies, growth or other benefits anticipated by management, including those anticipated from strategic investments and the integration of acquired businesses, whether due to significant increases in energy, raw materials or employee benefits costs, the possibility of project cost overruns or unanticipated costs and expenses, or other factors; (d) volatility of prices and availability of supply of the raw materials that are critical to the manufacture of our products; (e) declines in the value of our defined benefit pension plan assets or unfavorable changes in laws or regulations that govern pension plan funding; (f) significant legal proceedings or investigations adverse to us; and (g)  other risk factors summarized in our Annual Report on Form 10-K for the year ended December 31, 2008, and in other reports filed with the Securities and Exchange Commission. We assume no duty to update our forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     As part of our risk management strategy, we utilize derivative financial instruments, from time to time, to hedge our exposure to changes in raw material prices, foreign currencies, and interest rates. We monitor the third-party financial institutions which are our counterparty to these financial instruments on a daily basis and diversify our transactions among counterparties to minimize exposure to any one of these entities. Fair values for derivatives were measured using exchange-traded prices for the hedged items including consideration of counterparty risk and the Company’s credit risk.
Interest Rate Risk. We attempt to maintain a reasonable balance between fixed- and floating-rate debt to keep financing costs as low as possible. At March 31, 2009, we had approximately $40 million of floating rate debt outstanding with a weighted average interest rate of approximately 2.0%. Approximately $26 million of this floating rate debt is capped at a 6% maximum interest rate. Since the interest rate on floating rate debt changes with the short-term market rate of interest, we are exposed to the risk that these interest rates may increase, raising our interest expense in situations where the interest rate is not capped. For example, a hypothetical 1% increase in the rate of interest on the $14 million of our outstanding floating rate debt not subjected to a cap would result in increased annual financing costs of approximately $0.1 million.
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
     At March 31, 2009, the outstanding financial derivatives used to hedge our exposure to natural gas cost volatility represented approximately 40% of our forecasted requirements for the next three years. The net mark-to-market valuation of these outstanding hedges at March 31, 2009 was an unrealized pre-tax loss of $33.0 million, of which $18.2 million was presented in accrued liabilities on the balance sheet with the remainder included in other long-term liabilities. The effects of the hedging activity will be recognized in income over the designated hedge periods. For the three months ended March 31, 2009, the effects of natural gas hedging activity increased cost of sales by $7.7 million.
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
     The majority of our products are sold utilizing raw material surcharges and index mechanisms. However as of March 31, 2009, we had entered into financial hedging arrangements primarily at the request of our customers related to firm orders for approximately 7% of our total annual nickel requirements through 2010. Any gain or loss associated with these hedging arrangements is included in the selling price to the customer requesting the hedge over the designated hedge period. At March 31, 2009, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax loss of $27.6 million, of which $24.4 million is included in accrued liabilities on the balance sheet with the remainder included in other long-term liabilities.
Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies expected to be received from our export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk. At March 31, 2009, the outstanding financial derivatives used to hedge our exposure to foreign currency, primarily euros, represented approximately 8% of our forecasted total international sales through 2011. In addition, we may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At March 31, 2009, the net mark-to-market valuation of the outstanding foreign currency forward contracts was an unrealized pre-tax gain of $24.3 million, of which $10.7 million is included in other current assets on the balance sheet, with the remainder included in other long-term assets.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of March 31, 2009, and they concluded that these controls and procedures are effective.
(b) Changes in Internal Controls
There was no change in our internal control over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures as of March 31, 2009, conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     A number of lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, commercial, government contract work, employment, employee benefits, environmental and health and safety, and stockholder matters. Certain of such lawsuits, claims and proceedings are described in our Annual Report on Form 10-K for the year ended December 31, 2008, and addressed in Note 11 to the unaudited interim financial statements included herein. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Set forth below is information regarding the Company’s stock repurchases during the period covered by this report, including shares repurchased by ATI from employees to satisfy employee-owed taxes on share-based payments.
   ATI’s Board of Directors approved a share repurchase program of $500 million on November 1, 2007. Repurchases of Company common stock are made in the open market or in unsolicited or privately negotiated transactions. Share repurchases are funded from internal cash flow and cash on hand. The number of shares purchased, and the timing of the purchases, are based on several factors, including other investment opportunities, the level of cash balances, and general business conditions. No shares of common stock were purchased during the three months ended March 31, 2009. As of March 31, 2009, 6,837,000 shares of common stock had been purchased under this program at a cost of $339.5 million. All of these purchases were made in the open market.

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	Total Number of	Average Price	Purchased as Part of	Units) that May Yet Be
	Shares (or Units)	Paid per Share	Publicly Announced	Purchased Under the
Period	Purchased	(or Unit)	Plans or Programs	Plans or Programs

January 1-31, 2009	34,308	$21.59	—	$160,505,939
February 1-28, 2009	—	—	—	160,505,939
March 1-31, 2009	—	—	—	160,505,939

Total	34,308	$21.59	—	$160,505,939

Item 6. Exhibits
(a)	Exhibits
10.1	Form of Key Executive Performance Plan Agreement dated February 18, 2009, including Key Executive Performance Plan, as amended February 18, 2009 (filed herewith)*.

10.2	Form of Total Shareholder Return Incentive Compensation Program Award Agreement effective as of January 1, 2009 (filed herewith)*.

10.3	Form of Performance/Restricted Stock Agreement dated February 18, 2009 (filed herewith)*.

10.4	2009 Annual Incentive Plan (filed herewith)*.

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALLEGHENY TECHNOLOGIES INCORPORATED
(Registrant)

Date: May 6, 2009	By	/s/ Richard J. Harshman
Richard J. Harshman
Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: May 6, 2009	By	/s/ Dale G. Reid
Dale G. Reid
Vice President, Controller and Chief Accounting Officer and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX
10.1	Form of Key Executive Performance Plan Agreement dated February 18, 2009, including Key Executive Performance Plan, as amended February 18, 2009.

10.2	Form of Total Shareholder Return Incentive Compensation Program Award Agreement effective as of January 1, 2009.

10.3	Form of Performance/Restricted Stock Agreement dated February 18, 2009.

10.4	2009 Annual Incentive Plan.

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350.