Form 10-Q
period 2009-06-30
ALLEGHENY TECHNOLOGIES INC
filed 2009-08-03
CIK 1018963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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
Yes ☐     No ☑
     At July 29, 2009, the registrant had outstanding 98,073,310 shares of its Common Stock.

ALLEGHENY TECHNOLOGIES INCORPORATED
SEC FORM 10-Q
QUARTER ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$850.7	$469.9
Accounts receivable, net	398.2	530.5
Inventories, net	692.9	887.6
Prepaid expenses and other current assets	76.2	41.4

Total Current Assets	2,018.0	1,929.4

Property, plant and equipment, net	1,787.0	1,633.6
Cost in excess of net assets acquired	197.3	190.9
Prepaid pension asset	122.2	—
Deferred income taxes	49.9	281.6
Other assets	147.0	134.9

Total Assets	$4,321.4	$4,170.4

LIABILITIES AND EQUITY
Accounts payable	$236.4	$278.5
Accrued liabilities	229.6	322.0
Deferred income taxes	35.3	78.2
Short-term debt and current portion of long-term debt	17.5	15.2

Total Current Liabilities	518.8	693.9

Long-term debt	1,055.9	494.6
Accrued postretirement benefits	449.8	446.9
Pension liabilities	34.5	378.2
Other long-term liabilities	114.8	127.8

Total Liabilities	2,173.8	2,141.4

Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized- 50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-102,404,256 shares at June 30, 2009 and December 31, 2008; outstanding- 98,073,010 shares at June 30, 2009 and 97,330,969 shares at December 31, 2008	10.2	10.2
Additional paid-in capital	641.5	651.8
Retained earnings	2,227.2	2,286.7
Treasury stock: 4,331,246 shares at June 30, 2009 and 5,073,287 shares at December 31, 2008	(208.7)	(244.8)
Accumulated other comprehensive loss, net of tax	(594.7)	(746.5)

Total ATI Stockholders’ Equity	2,075.5	1,957.4

Noncontrolling interests	72.1	71.6

Total Equity	2,147.6	2,029.0

Total Liabilities and Equity	$4,321.4	$4,170.4

The accompanying notes are an integral part of these statements.

ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Sales	$710.0	$1,461.2	$1,541.6	$2,804.6
Costs and expenses:
Cost of sales	634.8	1,128.9	1,385.7	2,181.7
Selling and administrative expenses	64.4	79.2	145.2	149.4

Income before interest, other income (expense) and income taxes	10.8	253.1	10.7	473.5
Interest expense, net	(1.3)	(1.3)	(1.2)	(1.1)
Debt extinguishment costs	(9.2)	—	(9.2)	—
Other income (expense), net	(0.3)	0.6	—	1.6

Income before income tax provision	—	252.4	0.3	474.0
Income tax provision	11.7	81.2	6.7	159.1

Net income (loss)	(11.7)	171.2	(6.4)	314.9
Less: Net income attributable to noncontrolling interests	1.7	2.3	1.1	4.0

Net income (loss) attributable to ATI	$(13.4)	$168.9	$(7.5)	$310.9

Basic net income (loss) per common share attributable to ATI common stockholders	$(0.14)	$1.68	$(0.08)	$3.09

Diluted net income (loss) per common share attributable to ATI common stockholders	$(0.14)	$1.66	$(0.08)	$3.06

Dividends declared per common share	$0.18	$0.18	$0.36	$0.36

The accompanying notes are an integral part of these statements.

ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Operating Activities:
Net income (loss)	$(6.4)	$314.9
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	64.4	56.5
Deferred income taxes	108.3	26.9
Change in operating assets and liabilities:
Inventories	194.6	(255.1)
Accounts receivable	132.3	(86.1)
Accounts payable	(42.1)	62.8
Retirement benefits	(299.4)	(13.8)
Accrued income taxes	(42.2)	(3.1)
Accrued liabilities and other	(28.2)	(6.7)

Cash provided by operating activities	81.3	96.3

Investing Activities:
Purchases of property, plant and equipment	(211.5)	(255.4)
Asset disposals and other	(1.3)	(0.2)

Cash used in investing activities	(212.8)	(255.6)

Financing Activities:
Borrowings on long-term debt	752.5	—
Payments on long-term debt and capital leases	(188.6)	(8.8)
Net repayments under credit facilities	2.4	3.4
Debt issuance costs	(18.1)	—
Dividends paid to shareholders	(35.3)	(36.4)
Dividends paid to noncontrolling interests	(0.8)	—
Shares repurchased for income tax withholding on share-based compensation	(0.7)	(15.5)
Exercises of stock options	0.5	1.1
Tax benefit on share-based compensation	0.4	(9.2)
Purchase of treasury stock	—	(88.4)

Cash provided by (used in) financing activities	512.3	(153.8)

Increase (decrease) in cash and cash equivalents	380.8	(313.1)
Cash and cash equivalents at beginning of the year	469.9	623.3

Cash and cash equivalents at end of period	$850.7	$310.2

The accompanying notes are an integral part of these statements.

ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
STATEMENTS OF CHANGES IN CONSOLIDATED EQUITY
(In millions, except per share amounts)
(Unaudited)

	ATI Stockholders
					Accumulated
		Additional			Other		Non-
	Common	Paid-In	Retained	Treasury	Comprehensive	Comprehensive	controlling	Total
	Stock	Capital	Earnings	Stock	Income (Loss)	Income	Interests	Equity

Balance, December 31, 2007	$10.2	$693.7	$1,830.7	$(75.4)	$(237.2)	$—	$57.2	$2,279.2
Net income	—	—	310.9	—	—	310.9	4.0	314.9
Other comprehensive income, net of tax:
Pension plans and other postretirement benefits	—	—	—	—	4.1	4.1	—	4.1
Foreign currency translation gains	—	—	—	—	6.3	6.3	6.0	12.3
Unrealized gains on derivatives	—	—	—	—	17.4	17.4	—	17.4

Comprehensive income	—	—	310.9	—	27.8	$338.7	10.0	348.7
Purchase of treasury stock	—	—	—	(88.4)	—		—	(88.4)
Effect of changing the measurement date for pension plans and other postretirement benefits, net of tax	—	—	—	—	1.2		—	1.2
Cash dividends on common stock ($0.36 per share)	—	—	(36.4)	—	—		—	(36.4)
Employee stock plans	—	(49.2)	(0.4)	36.2	—		—	(13.4)

Balance, June 30, 2008	$10.2	$644.5	$2,104.8	$(127.6)	$(208.2)		$67.2	$2,490.9

Balance, December 31, 2008	$10.2	$651.8	$2,286.7	$(244.8)	$(746.5)	$—	$71.6	$2,029.0
Net income (loss)	—	—	(7.5)	—	—	(7.5)	1.1	(6.4)
Other comprehensive income (loss), net of tax:
Pension plans and other postretirement benefits	—	—	—	—	99.7	99.7	—	99.7
Foreign currency translation gains (losses)	—	—	—	—	25.9	25.9	0.2	26.1
Unrealized gains on derivatives	—	—	—	—	26.2	26.2	—	26.2

Comprehensive income (loss)	—	—	(7.5)	—	151.8	$144.3	1.3	145.6
Cash dividends on common stock ($0.36 per share)	—	—	(35.3)	—	—		—	(35.3)
Cash dividends paid to noncontrolling interests	—	—	—	—	—		(0.8)	(0.8)
Employee stock plans	—	(10.3)	(16.7)	36.1	—		—	9.1

Balance, June 30, 2009	$10.2	$641.5	$2,227.2	$(208.7)	$(594.7)		$72.1	$2,147.6

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
     These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K. The results of operations for these interim periods are not necessarily indicative of the operating results for any future period. In preparing the financial statements for the period ended June 30, 2009, the Company has evaluated subsequent events through the date of issue, which was August 3, 2009. The December 31, 2008 financial information has been derived from our audited financial statements, which were revised in the current period to reflect changes in the presentation of noncontrolling interests (formerly minority interests) in accordance with the required adoption of the accounting standard discussed below. Certain amounts from prior years have been reclassified to conform with the 2009 presentation.
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

Note 2. Inventories
     Inventories at June 30, 2009 and December 31, 2008 were as follows (in millions):

	June 30,	December 31,
	2009	2008
Raw materials and supplies	$138.3	$163.6
Work-in-process	580.1	772.6
Finished goods	129.9	164.9

Total inventories at current cost	848.3	1,101.1
Less allowances to reduce current cost values to LIFO basis	(151.1)	(205.6)
Progress payments	(4.3)	(7.9)

Total inventories, net	$692.9	$887.6

     Inventories are stated at the lower of cost (last-in, first-out (“LIFO”), first-in, first-out (“FIFO”), and average cost methods) or market, less progress payments. Most of the Company’s inventory is valued utilizing the LIFO costing methodology. Inventory of the Company’s non-U.S. operations is valued using average cost or FIFO methods. The effect of using the LIFO methodology to value inventory, rather than FIFO, decreased cost of sales by $54.5 million for the first six months of 2009 compared to an increase to cost of sales of $4.7 million for the first six months of 2008.
Note 3. Supplemental Financial Statement Information
     The estimated fair value of financial instruments at June 30, 2009 and December 31, 2008 was as follows:

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
(In millions)	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$850.7	$850.7	$469.9	$469.9
Derivative financial instruments:
Assets	23.7	23.7	17.2	17.2
Liabilities	26.2	26.2	61.5	61.5
Debt:
Allegheny Technologies $402.5 million 4.25% Convertible Notes due 2014	$402.5	442.3	—	—
Allegheny Technologies $350 million 9.375% Notes due 2019	350.0	367.5	—	—
Allegheny Technologies $300 million 8.375% Notes due 2011, net (a)	118.1	125.9	304.2	306.6
Allegheny Ludlum 6.95% debentures due 2025	150.0	126.4	150.0	144.3
Promissory note for J&L asset acquisition	25.6	25.6	30.7	30.7
Foreign credit agreements	18.2	18.2	15.6	15.6
Industrial revenue bonds, due through 2020	8.8	8.8	9.0	9.0
Capitalized leases and other	0.2	0.2	0.3	0.3

(a)	Includes fair value adjustments for settled interest rate swap contracts of $2.2 million at June 30, 2009, and $6.7 million at December 31, 2008.
     The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:
     Cash and cash equivalents: The carrying amount on the balance sheet approximates fair value.
     Derivative financial instruments: Fair values for derivatives were measured using exchange-traded prices for the hedged items. The fair value was determined using Level 2 information, including consideration of counterparty risk and the Company’s credit risk.
     Short-term and long-term debt: The fair values of the Allegheny Technologies 4.25% Convertible Notes, the Allegheny Technologies 9.375% Notes, the Allegheny Technologies 8.375% Notes, and the Allegheny Ludlum 6.95% debentures were based on quoted market prices. The carrying amounts of the other short-term and long-term debt approximate fair value.

     Property, plant and equipment at June 30, 2009 and December 31, 2008 were as follows (in millions):

	June 30,	December 31,
	2009	2008
Land	$23.6	$23.1
Buildings	321.0	310.9
Equipment and leasehold improvements	2,707.7	2,508.5

	3,052.3	2,842.5
Accumulated depreciation and amortization	(1,265.3)	(1,208.9)

Total property, plant and equipment, net	$1,787.0	$1,633.6

Note 4. Debt
     Debt at June 30, 2009 and December 31, 2008 was as follows (in millions):

	June 30,	December 31,
	2009	2008
Allegheny Technologies $402.5 million 4.25% Convertible Notes due 2014	$402.5	$—
Allegheny Technologies $350 million 9.375% Notes due 2019	350.0	—
Allegheny Technologies $300 million 8.375% Notes due 2011, net (a)	118.1	304.2
Allegheny Ludlum 6.95% debentures due 2025	150.0	150.0
Domestic Bank Group $400 million unsecured credit agreement	—	—
Promissory note for J&L asset acquisition	25.6	30.7
Foreign credit agreements	18.2	15.6
Industrial revenue bonds, due through 2020	8.8	9.0
Other	0.2	0.3

Total short-term and long-term debt	1,073.4	509.8
Short-term debt and current portion of long-term debt	(17.5)	(15.2)

Total long-term debt	$1,055.9	$494.6

(a)	Includes fair value adjustments for settled interest rate swap contracts of $2.2 million at June 30, 2009 and $6.7 million at December 31, 2008.
Convertible Notes
In June 2009, the Company issued and sold $402.5 million in aggregate principal amount of 4.25% Convertible Senior Notes due 2014 (the “Convertible Notes”). Interest is payable semi-annually on June 1 and December 1 of each year. The Convertible Notes were issued under ATI’s shelf registration statement and are not listed on any national securities exchange. Net proceeds of $390.2 million from the sale of the Convertible Notes were used to make a $350 million voluntary cash contribution to the Company’s U.S. defined benefit pension plan, and the balance was used for general corporate purposes including funding of contributions to trusts established to fund retiree medical benefits. The Convertible Notes are unsecured and unsubordinated obligations of the Company and equally ranked with all of its existing and future senior unsecured debt. The underwriting fees and other third-party expenses for the issuance of the Convertible Notes were $12.3 million and will be amortized to interest expense over the 5-year term of the Convertible Notes.
     The Company does not have the right to redeem the Convertible Notes prior to the stated maturity date. Holders of the Convertible Notes have the option to convert their notes into shares of ATI common stock at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date (June 1, 2014). The initial conversion rate for the Convertible Notes is 23.9263 shares of ATI common stock per $1,000 (in whole dollars) principal amount of notes (9,630,335 shares), equivalent to a conversion price of approximately $41.795 per share, subject to adjustment, as defined in the Convertible Notes. Other than receiving cash in lieu of fractional shares, holders do not have the option to receive cash instead of shares of common stock upon conversion. Accrued and unpaid interest that exists upon conversion of a note will be deemed paid by the delivery of shares of ATI common stock and no cash payment or additional shares will be given to holders.

     If the Company undergoes a fundamental change, as defined in the Convertible Notes, holders may require the Company to repurchase all or a portion of their notes at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest up to, but excluding, the repurchase date. Such a repurchase will be made in cash.
2019 Notes
In June 2009, the Company issued $350 million in aggregate principal amount of 9.375% unsecured Senior Notes with a maturity of June 2019 (the “2019 Notes”). Interest is payable semi-annually on June 1 and December 1 of each year. The 2019 Notes were issued under ATI’s shelf registration statement and are not listed on any national securities exchange. Net proceeds of $344.2 million from the sale of the 2019 Notes were used to retire $183.3 million of the Company’s 2011 Notes, as discussed below, and for general corporate purposes. The underwriting fees, discount, and other third-party expenses for the issuance of the 2019 Notes were $5.8 million and will be amortized to interest expense over the 10-year term of the 2019 Notes. The 2019 Notes are unsecured and unsubordinated obligations of the Company and equally ranked with all of its existing and future senior unsecured debt. The 2019 Notes restrict the Company’s ability to create certain liens, to enter into sale leaseback transactions, and to consolidate, merge or transfer all, or substantially all, of our assets. The Company has the option to redeem the 2019 Notes, as a whole or in part, at any time or from time to time, on at least 30 days, but not more than 60 days, prior notice to the holders of the Notes at a redemption price specified in the 2019 Notes. The 2019 Notes are subject to repurchase upon the occurrence of a change in control repurchase event (as defined in the 2019 Notes) at a repurchase price in cash equal to 101% of the aggregate principal amount of the Notes repurchased, plus any accrued and unpaid interest on the 2019 Notes repurchased.
Retirement of 2011 Notes
In June 2009, the Company completed a tender offer for the Company’s 8.375% Notes due in 2011 (the “2011 Notes”) of which $300 million in aggregate principal amount was outstanding prior to the tender offer. As a result of the tender offer, the Company retired $183.3 million of the 2011 Notes and recognized a pre-tax charge of $9.2 million in the 2009 second quarter for the costs of acquiring the 2011 Notes. As of June 30, 2009, $116.7 million in face value of the 2011 Notes remain outstanding.
Amendment to Unsecured Credit Agreement
In May 2009, the Company amended its $400 million domestic bank group credit agreement to redefine the two financial covenants to provide additional financial flexibility. The amendment restates the definition of consolidated earnings before interest and taxes, and consolidated earnings before income, taxes, depreciation and amortization as used in the interest coverage and leverage ratios to exclude any non-cash pension expense or income and restates the definition of consolidated indebtedness used in the leverage ratio, which previously was based on gross indebtedness, to be net of cash on hand in excess of $50 million. As of June 30, 2009, there had been no borrowings made under the facility, although a portion of the facility was used to support approximately $12 million in letters of credit.
     The Company has an additional separate credit facility for the issuance of letters of credit. As of June 30, 2009, $30 million in letters of credit was outstanding under this facility.
     In addition, STAL, the Company’s Chinese joint venture company in which ATI has a 60% interest, had approximately $5 million in letters of credit outstanding as of June 30, 2009 related to the expansion of its operations in Shanghai, China. These letters of credit are supported solely by STAL’s financial capability without any guarantees from the joint venture partners.

Note 5. Per Share Information
     The following table sets forth the computation of basic and diluted net income (loss) per common share (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Numerator for basic and diluted net income (loss) per common share — net income (loss) attributable to ATI common stockholders	$(13.4)	$168.9	$(7.5)	$310.9

Denominator:
Denominator for basic net income (loss) per common share-weighted average shares	97.2	100.7	97.2	100.7
Effect of dilutive securities:
Option equivalents	—	0.5	—	0.5
Contingently issuable shares	—	0.3	—	0.3

Denominator for diluted net income (loss) per common share — adjusted weighted average shares and assumed conversions	97.2	101.5	97.2	101.5
Basic net income (loss) per common share attributable to ATI common stockholders	$(0.14)	$1.68	$(0.08)	$3.09

Diluted net income (loss) per common share attributable to ATI common stockholders	$(0.14)	$1.66	$(0.08)	$3.06

     Common stock which would be issuable that relate to the assumed conversion of the 2014 Notes and other option equivalents and contingently issuable shares were excluded from the computation of contingently issuable shares, and therefore the denominator for diluted earnings per share, for the three months and six months ended June 30, 2009, because the effect of inclusion would have been anti-dilutive. Excluded shares for the three months and six months ended June 30, 2009 were 4.3 million and 2.4 million, respectively.
Note 6. Derivative Financial Instruments and Hedging
     As part of its risk management strategy, the Company, from time-to-time, utilizes derivative financial instruments to manage its exposure to changes in raw material prices, energy costs, foreign currencies, and interest rates. In accordance with applicable accounting standards, the Company accounts for all of these contracts as hedges. In general, hedge effectiveness is determined by examining the relationship between offsetting changes in fair value or cash flows attributable to the item being hedged, and the financial instrument being used for the hedge. Effectiveness is measured utilizing regression analysis and other techniques to determine whether the change in the fair market value or cash flows of the derivative exceeds the change in fair value or cash flow of the hedged item. Calculated ineffectiveness, if any, is immediately recognized on the statement of operations.
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

     The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of June 30, 2009, the Company had entered into financial hedging arrangements primarily at the request of its customers, related to firm orders, for approximately 6% of the Company’s total annual nickel requirements through 2010. Any gain or loss associated with these hedging arrangements is included in the selling price to the customer requesting the hedge over the designated hedge period.
     At June 30, 2009, the outstanding financial derivatives used to hedge the Company’s exposure to natural gas cost volatility represented approximately 40% of our forecasted requirements for the next three years.
     While the majority of the Company’s direct export sales are transacted in U.S. dollars, foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk. At June 30, 2009, the outstanding financial derivatives used to hedge the Company’s exposure to foreign currency, primarily euros, represented approximately 7% of our forecasted total international sales through 2011. In addition, the Company may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions.
     The Company may enter into derivative interest rate contracts to maintain a reasonable balance between fixed- and floating-rate debt. There were no unsettled derivative financial instruments related to debt balances for the periods presented, although previously settled contracts remain a component of the recorded value of debt. See Note 4. Debt, for further information.
     The fair values of the Company’s derivative financial instruments are presented below. All fair values for these derivatives were measured using Level 2 information as defined by the accounting standard hierarchy, which includes quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs derived principally from or corroborated by observable market data.

		June 30,	December 31,
(in millions)	Balance sheet location	2009	2008
Asset derivatives
Nickel and other raw material contracts	Prepaid expenses and other current assets	$7.5	$—
Foreign exchange contracts	Prepaid expenses and other current assets	5.6	7.0
Foreign exchange contracts	Other assets	6.7	10.2
Nickel and other raw material contracts	Other assets	3.9	—

Total asset derivatives		$23.7	$17.2

Liability derivatives
Natural gas contracts	Accrued liabilities	$13.4	$14.3
Nickel and other raw material contracts	Accrued liabilities	3.6	31.6
Foreign exchange contracts	Accrued liabilities	0.1	0.2
Natural gas contracts	Other long-term liabilities	9.1	10.0
Nickel and other raw material contracts	Other long-term liabilities	—	5.4

Total liability derivatives		$26.2	$61.5
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

     Activity with regard to derivatives designated as cash flow hedges for the three and six month periods ended June 30, 2009 was as follows (in millions):

			Amount of Gain (Loss)
		Amount of Gain (Loss)	Recognized in Income
	Amount of Gain	Reclassified from	on Derivatives (Ineffective
Derivatives in FAS 133	(Loss) Recognized in	Accumulated OCI	Portion and Amount
Cash Flow Hedging	OCI on Derivatives	into Income	Excluded from
Relationships	(Effective Portion)	(Effective Portion) (a)	Effectiveness Testing) (b)
	Quarter ended	Quarter ended	Quarter ended
	June 30, 2009	June 30, 2009	June 30, 2009
Nickel and other raw material contracts	$16.2	$(5.5)	$—
Natural gas contracts	1.9	(4.4)	—
Foreign exchange contracts	(5.4)	1.6	—

Total	$12.7	$(8.3)	$—

	Six Months ended	Six Months ended	Six Months ended
	June 30, 2009	June 30, 2009	June 30, 2009
Nickel and other raw material contracts	$16.1	$(12.0)	$—
Natural gas contracts	(8.1)	(9.1)	—
Foreign exchange contracts	0.8	3.7	0.6

Total	$8.8	$(17.4)	$0.6

(a)	The gains (losses) reclassified from accumulated OCI into income related to the effective portion of the derivatives are presented in cost of sales.

(b)	The gains (losses) recognized in income on derivatives related to the ineffective portion and the amount excluded from effectiveness testing are presented in selling and administrative expenses.
     Assuming market prices remain constant with the rates at June 30, 2009, a loss of $2.5 million is expected to be recognized over the next 12 months.
     The disclosures of gains or losses presented above for nickel and other raw material contracts and foreign currency contracts do not take into account the anticipated underlying transactions. Since these derivative contracts represent hedges, the net effect of any gain or loss on results of operations may be fully or partially offset.
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
Note 7. Income Taxes
     Second quarter 2009 results included a provision for income taxes of $11.7 million compared to an income tax provision of $81.2 million, or 32.2% of income before tax, for the comparable 2008 period. The second quarter 2009 tax provision included a non-recurring tax charge of $11.5 million, primarily associated with the tax consequences of the June 2009 $350 million voluntary contribution to the pension plan. The effective tax rate, excluding the non-recurring tax charge, was 41.1% for 2009. The second quarter 2008 tax provision included a favorable discrete net tax benefit of $11.2 million, primarily associated with a tax refund related to prior years.

     For the first half 2009, the provision of income taxes was $6.7 million compared to $159.1 million, or 33.6% of income before tax, for the first half 2008. The 2009 first quarter benefited from a lower income tax provision due primarily to $5.1 million of discrete adjustments associated primarily with prior years’ taxes. The 2008 first quarter included a discrete benefit of $2.6 million related to foreign taxes.
     As a result of the $350 million voluntary pension contribution in June 2009 which was designated to pertain to the 2008 tax year, the Company received a U.S. Federal income tax refund of $108.5 million in the second quarter 2009.
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
     In June 2009, the Company made a $350 million voluntary cash contribution to its’ U.S. defined benefit pension plan to improve the plan’s funded position. As a result of this significant voluntary pension contribution and the associated remeasurement of plan assets and liabilities, 2009 pension expense is expected to be reduced by $27.5 million to $98.7 million, compared to a previous estimate of $126.2 million. As a result, retirement benefit expense, which includes pension expense and other post-retirement expense, is now expected to be approximately $25.5 million in both the third and fourth quarters of 2009.
     For the three and six month periods ended June 30, 2009 and 2008, the components of pension (income) expense and components of other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Pension Benefits:
Service cost — benefits earned during the year	$6.0	$7.0	$12.1	$14.0
Interest cost on benefits earned in prior years	34.5	32.7	68.9	65.3
Expected return on plan assets	(37.2)	(50.2)	(71.9)	(100.4)
Amortization of prior service cost	4.1	4.2	8.2	8.3
Amortization of net actuarial loss	20.2	3.3	41.8	6.5

Total pension (income) expense	$27.6	$(3.0)	$59.1	$(6.3)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Other Postretirement Benefits:
Service cost — benefits earned during the year	$0.8	$0.7	$1.5	$1.5
Interest cost on benefits earned in prior years	8.1	7.9	16.3	15.8
Expected return on plan assets	(0.4)	(1.4)	(0.8)	(2.8)
Amortization of prior service cost (credit)	(4.8)	(5.3)	(9.6)	(10.6)
Amortization of net actuarial loss	1.6	1.3	3.2	2.6

Total other postretirement benefit expense	$5.3	$3.2	$10.6	$6.5

Total retirement benefit expense — defined benefit plans	$32.9	$0.2	$69.7	$0.2

     Other postretirement benefit costs for a defined contribution plan were $0.5 million and $1.0 million for the three and six months ended June 30, 2009, respectively. For 2008, other postretirement costs for a defined contribution plan were $3.1 million for both the three and six months ended June 30, 2008.

Note 9. Business Segments
     Following is certain financial information with respect to the Company’s business segments for the periods indicated (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Total sales:
High Performance Metals	$336.7	$560.2	$743.7	$1,085.3
Flat-Rolled Products	342.1	851.0	729.0	1611.6
Engineered Products	60.1	135.7	135.7	264.2

	738.9	1,546.9	1,608.4	2,961.1
Intersegment sales:
High Performance Metals	16.2	55.7	35.3	99.8
Flat-Rolled Products	6.9	16.9	15.6	30.6
Engineered Products	5.8	13.1	15.9	26.1

	28.9	85.7	66.8	156.5
Sales to external customers:
High Performance Metals	320.5	504.5	708.4	985.5
Flat-Rolled Products	335.2	834.1	713.4	1581.0
Engineered Products	54.3	122.6	119.8	238.1

	$710.0	$1,461.2	$1,541.6	$2,804.6

Operating profit (loss):
High Performance Metals	$41.0	$150.8	$95.3	$282.2
Flat-Rolled Products	22.3	113.6	30.0	216.5
Engineered Products	(9.4)	11.0	(15.5)	16.7

Total operating profit	53.9	275.4	109.8	515.4

Corporate expenses	(8.6)	(15.4)	(23.0)	(33.1)
Interest income, net	(1.3)	(1.3)	(1.2)	(1.1)
Other expense, net of gains on asset sales	(1.4)	(3.0)	(5.4)	(3.9)
Debt extinguishment costs	(9.2)	—	(9.2)	—
Retirement benefit expense	(33.4)	(3.3)	(70.7)	(3.3)

Income before income taxes	$—	$252.4	$0.3	$474.0

     Retirement benefit expense represents defined benefit plan pension expense, and other postretirement benefit expense for both defined benefit and defined contribution plans. Operating profit with respect to the Company’s business segments excludes any retirement benefit expense.
     Corporate expenses for the three months ended June 30, 2009 were $8.6 million, compared to $15.4 million for the three months ended June 30, 2008. This decrease is due primarily to lower expenses associated with long-term performance-based cash incentive compensation programs.
     Other expense, net of gains on asset sales, primarily includes charges incurred in connection with closed operations and other non-operating income or expense. These items are presented primarily in selling and administrative expenses and in other expense in the statement of income. These items resulted in net charges of $1.4 million for the three months ended June 30, 2009 and $3.0 million for the three months ended June 30, 2008. This increase was primarily related to lower foreign currency gains, and higher franchise and other non-income related taxes.

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

Note 10. CONTINUED
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
June 30, 2009

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and cash equivalents	$1.1	$637.5	$212.1	$—	$850.7
Accounts receivable, net	0.1	143.4	254.7	—	398.2
Inventories, net	—	103.8	589.1	—	692.9
Prepaid expenses and other current assets	31.8	10.7	33.7	—	76.2

Total current assets	33.0	895.4	1,089.6	—	2,018.0
Property, plant and equipment, net	2.1	408.0	1,376.9	—	1,787.0
Cost in excess of net assets acquired	—	112.1	85.2	—	197.3
Prepaid pension asset	122.2	—	—	—	122.2
Deferred income taxes	49.9	—	—	—	49.9
Investments in subsidiaries and other assets	3,839.0	1,278.2	1,161.6	(6,131.8)	147.0

Total assets	$4,046.2	$2,693.7	$3,713.3	$(6,131.8)	$4,321.4

Liabilities and stockholders’ equity:
Accounts payable	$3.4	$103.7	$129.3	$—	$236.4
Accrued liabilities	935.3	57.1	719.1	(1,481.9)	229.6
Deferred income taxes	35.3	—	—	—	35.3
Short-term debt and current portion of long-term debt	—	10.5	7.0	—	17.5

Total current liabilities	974.0	171.3	855.4	(1,481.9)	518.8
Long-term debt	870.6	366.5	18.8	(200.0)	1,055.9
Accrued postretirement benefits	—	271.3	178.5	—	449.8
Pension liabilities	9.6	2.9	22.0	—	34.5
Other long-term liabilities	44.4	21.6	48.8	—	114.8

Total liabilities	1,898.6	833.6	1,123.5	(1,681.9)	2,173.8

Total stockholders’ equity	2,147.6	1,860.1	2,589.8	(4,449.9)	2,147.6

Total liabilities and stockholders’ equity	$4,046.2	$2,693.7	$3,713.3	$(6,131.8)	$4,321.4

Note 10. CONTINUED
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Income
For the six months ended June 30, 2009

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Sales	$—	$659.5	$882.1	$—	$1,541.6
Cost of sales	40.0	616.1	729.6	—	1,385.7
Selling and administrative expenses	52.9	18.3	74.0	—	145.2
Interest income (expense), net	3.6	(4.9)	0.1	—	(1.2)
Debt extinguishment costs	9.2	—	—	—	9.2
Other income (expense) including equity in income of unconsolidated subsidiaries	98.8	1.1	3.2	(103.1)	—

Income before income tax provision	0.3	21.3	81.8	(103.1)	0.3
Income tax provision (benefit)	6.7	9.1	39.3	(48.4)	6.7

Net income (loss)	(6.4)	12.2	42.5	(54.7)	(6.4)
Less: Net income attributable to noncontrolling interest	1.1	—	1.1	(1.1)	1.1

Net income (loss) attributable to ATI	$(7.5)	$12.2	$41.4	$(53.6)	$(7.5)

Condensed Statements of Cash Flows
For the six months ended June 30, 2009

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) operating activities	$(29.3)	$136.8	$(26.2)	$—	$81.3

Cash flows used in investing activities	(130.9)	(35.8)	(176.1)	130.0	(212.8)

Cash flows provided by financing activities	158.1	254.7	229.5	(130.0)	512.3

Increase (decrease) in cash and cash equivalents	$(2.1)	$355.7	$27.2	$—	$380.8

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

Note 10. CONTINUED
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Income
For the six months ended June 30, 2008

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Sales	$—	$1,463.0	$1,341.6	$—	$2,804.6
Cost of sales	(5.1)	1,238.6	948.2	—	2,181.7
Selling and administrative expenses	47.6	19.4	82.4	—	149.4
Interest income (expense), net	(1.0)	(4.8)	4.7	—	(1.1)
Other income (expense) including equity in income of unconsolidated subsidiaries	517.5	15.3	(1.4)	(529.8)	1.6

Income before income tax provision	474.0	215.5	314.3	(529.8)	474.0
Income tax provision	159.1	79.6	100.5	(180.1)	159.1

Net income	314.9	135.9	213.8	(349.7)	314.9
Less: Net income attributable to noncontrolling interest	4.0	—	4.0	(4.0)	4.0

Net income attributable to ATI	$310.9	$135.9	$209.8	$(345.7)	$310.9

Condensed Statements of Cash Flows
For the six months ended June 30, 2008

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) operating activities	$(19.3)	$(65.0)	$180.6	$—	$96.3

Cash flows used in investing activities	(0.1)	(26.1)	(229.4)	—	(255.6)
Cash flows provided by (used in) financing activities	27.3	(52.5)	(128.6)	—	(153.8)

Increase (decrease) in cash and cash equivalents	$7.9	$(143.6)	$(177.4)	$—	$(313.1)

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
     At June 30, 2009, the Company’s reserves for environmental remediation obligations totaled approximately $18 million, of which $8 million was included in other current liabilities. The reserve includes estimated probable future costs of $5 million for federal Superfund and comparable state-managed sites; $7 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $3 million for owned or controlled sites at which Company operations have been discontinued; and $3 million for sites utilized by the Company in its ongoing operations. The Company continues to evaluate whether it may be able to recover a portion of future costs for environmental liabilities from third parties.
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
     A number of other lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its currently and formerly owned businesses, including those pertaining to product liability, patent infringement, commercial, government contract work, employment, employee benefits, taxes, environmental and health and safety, and stockholder matters. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.
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

Results of Operations
     We operate in three business segments: High Performance Metals, Flat-Rolled Products, and Engineered Products. These segments represented the following percentages of our total revenues and segment operating profit for the first six months of 2009 and 2008:

	2009		2008
		Operating		Operating
	Revenue	Profit	Revenue	Profit
High Performance Metals	46%	87%	35%	55%

Flat-Rolled Products	46%	27%	56%	42%

Engineered Products	8%	(14%)	9%	3%

     Sales for the second quarter 2009 were $710.0 million, a decrease of 51% compared to the second quarter 2008, as the challenging business conditions resulting from the severe global economic recession lead to significantly lower shipments and raw material surcharges and indices, and reduced base selling prices for most products. Compared to the 2008 second quarter, sales for the 2009 second quarter decreased 36% in the High Performance Metals segment, 60% in the Flat-Rolled Products segment, and 56% in the Engineered Products segment. For the six months ended June 30, 2009, sales were $1,541.6 million, a decrease of 45% compared to same period of 2008. 2009 first half sales decreased 28% in the High Performance Metals segment, 55% in the Flat-Rolled Products segment, and 50% in the Engineered Products segment compared to the 2008 period.
     Demand from the global aerospace and defense, electrical energy, chemical process industry, oil and gas, and medical markets accounted for nearly 77% of our first half 2009 sales. Aerospace and defense was the largest of our markets at 34% of first half 2009 sales, with the electrical energy market representing 20% of total sales, and sales to the chemical process industry and oil and gas markets representing 19%. Commercial aerospace continued to be impacted by schedule pushouts and uncertainties as the supply chain adjusted to revised 2009 commercial airplane build schedules, uncertain 2010 build schedules, and reduced demand from the aeroengine aftermarket due primarily to the global recession. In the electrical energy market, demand for our grain-oriented electrical steel held up well despite reduced demand from the housing market due to our long-term agreements with major customers. In addition, demand for our industrial titanium products for electrical power plants remained at a good level, and demand for our exotic alloys for nuclear energy applications continued to grow. In the oil and gas market, downhole drilling was sluggish during the second quarter as drill rig activity decreased significantly due to the global recession and lower crude oil prices. On the other hand, demand for our products for offshore and large pipeline projects held up well as these long-term projects remained on track. In the chemical process industry, demand remained good for our exotic alloys. Demand for our large castings for wind energy applications was nearly nonexistent. Demand from consumer-related markets, such as automotive, appliance, and residential construction, was very weak.
     For the first half 2009, direct international sales were $475.0 million, or 31% of total sales. Sales of our key high-value products (titanium and titanium alloys, nickel-based alloys and specialty alloys, exotic alloys, and grain-oriented electrical steel) represented over 65% of total sales compared to nearly 52% of sales in the first half 2008. Titanium product shipments, including ATI-produced products for our Uniti titanium joint venture, were 20.2 million pounds in the first half 2009, which represents 23% of total sales, and compares to 23.6 million pounds in the first half 2008.
     Segment operating profit for the second quarter 2009 was $53.9 million, or 7.6% of sales, compared to $275.4 million, or 18.8% of sales, in the second quarter 2008. For the first half 2009, segment operating profit was $109.8 million, or 7.1% of sales, compared to $515.4 million in the comparable period 2008. Segment operating profit for 2009 was adversely affected by the decline in shipments and reduced base selling prices for most products due primarily to the global economic recession. In our High Performance Metals segment, operating profit deteriorated compared to the first quarter 2009 primarily due to jet engine supply chain adjustments, reduced demand for jet engine spare parts, and the competitive pricing pressures for titanium alloys and nickel-based alloys and superalloys. This was partially offset by good demand for our exotic alloys as the nuclear electrical energy build cycle begins to grow. Operating profit in our Flat-Rolled products segment improved compared to the 2009 first quarter primarily due to reduced out-of phase raw material surcharges and some improvement in base prices for our stainless sheet products. Three of the four operating companies in our Engineered Products segment were not profitable for the 2009 first half due to weak demand from nearly all markets and costs associated with workforce reductions and idle facilities.

     The selling prices for many of our products include surcharges or indices by which we attempt to match changes in raw material costs, and in some cases energy costs, with shipments. The second quarter 2009 and the first half 2009 results were adversely impacted by approximately $17 million and $83 million, respectively, in out-of-phase raw material surcharges and indices due primarily to the rapid decrease in the cost of raw materials in late 2008. This was partially offset by a LIFO inventory valuation reserve benefit of $27.0 million in the 2009 second quarter, and $54.5 million in the first half 2009 as a result of a decline in raw material costs in 2009. Results for the second quarter and first half 2008 included a LIFO inventory valuation reserve charge of $3.4 million and $4.7 million, respectively. Second quarter 2009 benefited from gross cost reductions, before the effects of inflation, of $39.2 million bringing gross cost reductions for the first half 2009 to $74.2 million. Segment operating profit (loss) as a percentage of sales for the three month and six month periods ended June 30, 2009 and 2008 was:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

High Performance Metals	12.8%	29.9%	13.5%	28.6%
Flat-Rolled Products	6.7%	13.6%	4.2%	13.7%
Engineered Products	(17.3%)	9.0%	(12.9%)	7.0%
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
     In June 2009, we completed several proactive liability management actions including the issuance of $350 million of 9.375% 10-year Senior Notes and $402.5 million of 4.25% 5-year Convertible Senior Notes with the stated intent of repurchasing the existing $300 million of 8.375% Notes due in 2011 and improving the funded position of our U.S. defined benefit pension plan. As a result of the tender offer, in June 2009 we retired $183.3 million of the outstanding 8.375% Notes which resulted in a charge of $9.2 million pre-tax, or $5.5 million after-tax, being recognized in the 2009 second quarter. In addition, we made a $350 million voluntary cash contribution to our domestic pension plan to significantly improve the plan’s funded position. The second quarter 2009 tax provision included an unfavorable discrete tax charge of $11.5 million, primarily associated with the tax consequences of the $350 million voluntary second quarter 2009 pension contribution. As a result of the $350 million voluntary pension contribution, which was designated to pertain to the 2008 tax year, we received a U.S. Federal tax refund of $108.5 million in the second quarter 2009.
     Income before tax for the second quarter 2009 was break-even compared to $252.4 million for the second quarter 2008. For the first half 2009, income before tax was $0.3 million compared to $474.0 million for the comparable period of 2008. In addition to the factors discussed above, income before tax was adversely impacted by an increase in retirement benefit expenses of $30.1 million, and $67.4 million for the three and six months ended June 30, 2009, respectively, resulting from lower returns on benefit plan assets in 2008 notwithstanding the positive impact of the voluntary pension contributions made over the last several years. As a result of the voluntary second quarter 2009 pension contribution, annual pension expense for 2009 is expected to be reduced by $27.5 million to $98.7 million.
     Net loss attributable to common stockholders for the second quarter 2009 was $13.4 million, or $0.14 per share, compared to the second quarter 2008 net income attributable to common stockholders of $168.9 million, or $1.66 per share. As discussed above, the second quarter 2009 included non-recurring after-tax charges of $17.0 million, or $0.17 per share, related to debt retirement and the tax implications of the $350 million voluntary pension contribution. Excluding these special charges, net income attributable to common stockholders was $3.6 million or $0.03 per share for the second quarter 2009. The second quarter 2008 included a favorable one-time net tax benefit of $11.2 million, or $0.11 per share. For the six months ended June 30, 2009, net loss attributable to common stockholders, including special charges, was $7.5 million, or $0.08 per share compared to net income of $310.9 million, or $3.06 per share, for the comparable 2008 period. Excluding special charges, for the six months ended June 30, 2009, net income attributable to common stockholders was $9.5 million, or $0.09 per share.

     We continued to maintain our solid balance sheet. We ended the 2009 first half with cash on hand of approximately $850 million. During the 2009 first half, cash flow was $323 million, excluding the voluntary cash contribution to the pension plan and the federal tax refund associated with the pension contribution. This strong cash flow was used, in part, to self-fund approximately $212 million in strategic capital investments. In addition to the proactive liability management actions discussed above, in June 2009 we also amended our $400 million domestic credit facility to increase financial flexibility. At the end of the 2009 second quarter, we had no borrowings under this credit facility and no significant near-term debt maturities. Net debt to total capitalization was 9.7% and total debt to total capitalization was 34.1%.
     We expect business conditions in the 2009 third quarter to remain challenging. While we see some signs of stabilization in a few markets, in general, demand remains low, the pricing environment is challenging, and visibility is limited. We expect ATI’s third quarter 2009 earnings to be at or near break even. We expect to end the third quarter 2009 with a significant amount of cash on hand while continuing to self fund our strategic capital investments.
     We remain confident in the intermediate and long-term growth potential of our core global markets. We intend to use the current difficult market conditions to continue to positively differentiate ATI as a uniquely positioned, diversified, technology-driven global specialty metals company with unsurpassed manufacturing capabilities. ATI has the financial resources and flexibility to continue our strategic investments and growth initiatives, and to introduce important new alloys and products. Our focus is to continue to develop or expand new strategic relationships with key global customers to be ready to meet their needs as economic conditions improve and our core markets recover. We continue to deploy and execute our plan to effectively compete and we are strengthening and positioning ATI for long-term success. Our strategic direction and vision remain intact.
High Performance Metals Segment
     Second quarter 2009 sales decreased 36% to $320.5 million compared to the same 2008 period. Shipments decreased 23% for titanium and titanium alloys and 29% for nickel-based and specially alloys primarily due to lower demand from commercial aerospace and oil and gas markets. We temporarily idled our titanium sponge facility in Albany, OR, effective July 31, 2009, to adjust production to market conditions. Shipments of exotic alloys decreased 8% primarily due to product mix. Average selling prices declined 19% for titanium and titanium alloys and 29% for nickel-based and specialty alloys. Average selling prices for titanium and titanium alloys and nickel-based and specialty alloys decreased primarily due to lower raw material indices as a result of lower raw material costs, and a more competitive pricing environment. Average selling prices for exotic alloys increased 20% due to increased demand for certain products and favorable product mix.
     Segment operating profit in the 2009 second quarter decreased to $41.0 million, or 12.8% of sales compared to $150.8 million, or 29.9% of sales, in the second quarter 2008. The decrease in operating profit primarily resulted from lower base selling prices for most products due to reduced demand and competitive pricing pressures, and reduced shipments for most products. In addition, operating profit was adversely affected by approximately $5 million from the impact of higher cost raw materials, primarily nickel and titanium, purchased in prior periods flowing through cost of sales and not being in phase with the raw material indices included in our selling prices. This was due primarily to the rapid decrease in raw material costs in late 2008 and the long manufacturing times of some of our products. These negative impacts were partially offset by higher margins on exotic alloys and the benefits of gross cost reductions. The second quarter 2009 was impacted by a LIFO inventory valuation reserve charge of $0.5 million compared to a LIFO inventory valuation benefit of $14.7 million in the second quarter 2008.
     Segment results benefited from $20.1 million of gross cost reductions, bringing first half 2009 gross cost reductions to $40.6 million.

     Certain comparative information on the segment’s major products for the three months ended June 30, 2009 and 2008 is provided in the following table:

	Three Months Ended
	June 30,		%
	2009	2008	Change

Volume (000’s pounds):
Titanium mill products	5,960	7,707	(23)%
Nickel-based and specialty alloys	8,171	11,493	(29)%
Exotic alloys	1,347	1,465	(8)%

Average prices (per pound):
Titanium mill products	$21.30	$26.34	(19)%
Nickel-based and specialty alloys	$13.04	$18.30	(29)%
Exotic alloys	$58.42	$48.64	20%
     For the six months ended June 30, 2009, segment sales decreased 28% to $708.4 million. Shipments of titanium mill products and nickel-based and specialty alloys declined due to inventory reduction actions in the jet engine supply chain. The aerospace supply chain has been responding to lower 2009 aircraft build rates, uncertain 2010 build rates, and reduced demand from the aftermarket due to the global recession. While demand for our exotic alloys remained good from the chemical process industry and the growing nuclear electrical energy market, shipments of exotic alloys decreased 7% primarily due to product mix. Average selling prices declined 15% for titanium and titanium alloys and 24% for nickel-based and specialty alloys. The average selling prices for titanium and titanium alloys and nickel-based and specialty alloys decreased primarily due to lower raw material indices as a result of lower raw material costs, and a more competitive pricing environment. Average selling prices for exotic alloys increased 24% due to increased demand for certain products and favorable product mix.
     Operating profit was $95.3 million for the six months ended June 30, 2009, or 13.5% of sales, compared to $282.2 million, or 28.6% of sales, for the comparable prior year. The decrease in operating profit primarily resulted from lower base selling prices for most products due to reduced demand and competitive pricing pressures, and reduced shipments for most products. In addition, operating profit was adversely affected by approximately $24 million from the impact of higher cost raw materials, primarily nickel and titanium, purchased in prior periods flowing through cost of sales and not being in phase with the raw material indices included in our selling prices. This was due primarily to the rapid decrease in raw material costs in late 2008 and the long manufacturing times of some of our products. These negative impacts were partially offset by higher margins on exotic alloys and the benefits of gross cost reductions. In addition, there was a $0.5 million LIFO inventory valuation reserve charge recognized in the 2009 first half compared to a LIFO inventory valuation benefit of $13.4 million recognized in the first half 2008.
     Certain comparative information on the segment’s major products for the six months ended June 30, 2009 and 2008 is provided in the following table:

	Six Months Ended
	June 30,		%
	2009	2008	Change

Volume (000’s pounds):
Titanium mill products	12,898	16,477	(22)%
Nickel-based and specialty alloys	18,141	21,030	(14)%
Exotic alloys	2,636	2,829	(7)%

Average prices (per pound):
Titanium mill products	$21.94	$25.92	(15)%
Nickel-based and specialty alloys	$13.97	$18.42	(24)%
Exotic alloys	$57.76	$46.70	24%

Flat-Rolled Products Segment
     Second quarter 2009 sales were $335.2 million, 60% lower than the second quarter 2008, due primarily to significantly lower shipments and raw material surcharges, and reduced base selling prices for most products. Shipments of standard stainless products (sheet and plate) decreased 34% while total high-value products shipments decreased 37%. Average transaction prices for all products, which include surcharges, were 39% lower due to a combination of significantly reduced raw material surcharges and lower base prices for most products due to competitive pricing pressures.
     Segment operating profit decreased to $22.3 million, or 6.7% of sales compared to the second quarter 2008. The decline in operating profit primarily resulted from lower shipments and average base selling prices for most of our products and the negative impact from $12 million of higher cost material purchased in prior periods flowing through cost of sales and not being in phase with raw material surcharges included in selling prices. This was due primarily to the rapid decrease in raw material costs in late 2008 and the long manufacturing times of some of our products. Segment operating profit was also impacted by costs associated with workforce reductions and idle facilities. In addition, there was a $26.1 million decrease in the LIFO inventory valuation reserve in the second quarter 2009. The second quarter 2008 included an increase in the LIFO inventory valuation reserve of $16.4 million.
     Segment results benefited from $15.9 million in gross cost reductions, bringing first half 2009 gross cost reductions in this segment to $28.0 million.
     Comparative information on the segment’s products for the three months ended June 30, 2009 and 2008 is provided in the following table:

	Three Months Ended
	June 30,		%
	2009	2008	Change

Volume (000’s pounds):
High value	84,190	132,999	(37)%
Standard	118,211	179,864	(34)%

Total	202,401	312,863	(35)%

Average prices (per lb.):
High value	$2.40	$3.21	(25)%
Standard	$1.03	$2.22	(54)%
Combined Average	$1.60	$2.64	(39)%
     For the six months ended June 30, 2009, Flat-Rolled Products sales were $713.4 million or 55% lower compared to the six months ended June 30, 2008. The decline in sales was due primarily to significantly lower shipments and raw material surcharges, and reduced base selling prices for most products. Shipments of standard stainless products (sheet and plate) decreased 37% while total high-value products shipments decreased 30%. Average transaction prices for all products, which include surcharges, were 32% lower due to a combination of significantly reduced raw material surcharges and lower base prices for most products due to competitive pricing pressures. Demand from the electrical energy, chemical process industry, oil and gas, and aerospace and defense accounted for over 64% of sales in the 2009 first half.
     Segment operating profit for the first six months of 2009 declined to $30 million, or 4.2% of sales, compared to the prior year period. The decline in operating profit primarily resulted from lower shipments and average base selling prices for most of our products and the negative impact from $59 million of higher cost material purchased in prior periods flowing through cost of sales and not being in phase with raw material surcharges included in selling prices. This was due primarily to the rapid decrease in raw material costs in late 2008 and the long manufacturing times of some of our products. Segment operating profit was also impacted by costs associated with workforce reductions and idle facilities. In addition, the segment benefited from a $52.3 million decrease in the LIFO inventory valuation reserve in the first half 2009. First half 2008 results included an increase in the LIFO inventory valuation reserve of $16.4 million.

     Comparative information on the segment’s products for the six months ended June 30, 2009 and 2008 is provided in the following table:

	Six Months Ended
	June 30,		%
	2009	2008	Change

Volume (000’s pounds):
High value	178,118	252,791	(30)%
Standard	219,785	350,484	(37)%

Total	397,903	603,275	(34)%

Average prices (per lb.):
High value	$2.53	$3.21	(21)%
Standard	$1.11	$2.15	(48)%
Combined Average	$1.75	$2.59	(32)%
Engineered Products Segment
     Sales for the second quarter and first half of 2009 were $54.3 million and $119.8 million, respectively, which were 56% and 50% lower than the same periods of 2008. Demand for our tungsten and tungsten carbide products, forged products, and cast products remained weak. Demand for our precision finishing business was good. Segment operating results for the second quarter 2009 was a loss of $9.4 million compared to income of $11.0 million, or 9.0% of sales, for the comparable 2008 period. For the six months ended June 30, 2009, operating loss was $15.5 million, compared to income of $16.7 million, or 7.0% of sales in 2008. The decrease in 2009 operating profit was primarily due to the significantly lower shipments, reduced selling prices, and costs associated with workforce reductions and idle facilities. The segment benefited from a $1.4 million decrease in the LIFO inventory valuation reserve for the 2009 second quarter and a $2.7 million decrease for the first half 2009. The second quarter and first half 2008 included a LIFO inventory valuation reserve charge of $1.7 million.
     Results for 2009 also benefited from $3.2 million of gross cost reductions in the second quarter 2009, bringing first half 2009 gross cost reductions to $5.6 million.
Corporate Items
     Corporate expenses decreased to $8.6 million for the second quarter of 2009, compared to $15.4 million in the year-ago period. For the six months ended June 30, 2009, corporate expenses decreased to $23.0 million compared to $33.1 million in the prior year-to-date period. These decreases in corporate expenses in the 2009 second quarter and six month period were primarily due to lower expenses associated with annual and long-term performance-based cash incentive compensation programs.
     Interest expense, net of interest income, in the second quarter 2009 and 2008 was $1.3 million in each period. For the six months ended June 30, 2009, net interest expense was $1.2 million compared to $1.1 million in the prior year-to-date period. Interest expense benefited from the capitalization of interest costs on strategic capital projects of $19.7 million in the first six months of 2009 and by $11.6 million in the first six months of 2008.
     In June 2009, we completed a tender offer resulting in the retirement of $183.3 million of the Company’s 8.375% notes due in December 2011, which left $116.7 million in face value of the 2011 Notes outstanding at the end of June 2009. As a result of this transaction, we recognized a pre-tax charge of $9.2 million in the 2009 second quarter for the costs of the debt retirement.
     Other expense, net of gains on asset sales, primarily includes charges incurred in connection with closed operations and other assets, and other non-operating income or expense. These items are presented primarily in selling and administration expenses, and in other income (expense) in the statement of operations and resulted in other expense of $1.4 million for the second quarter 2009 and $3.0 million for the second quarter 2008. For the six months ended June 30, 2009, other expense, net of gains on asset sales was $5.4 million, compared to $3.9 million for the comparable 2008 period. The changes in expenses primarily related to the recognition of foreign currency gains and losses, and legal expenses.

     Retirement benefit expense, which includes pension expense and other postretirement expense, increased to $33.4 million in the second quarter 2009, compared to $3.3 million in the second quarter 2008. This increase is primarily a result of lower returns on plan assets in 2008 partially offset by the positive benefits of voluntary pension contributions made over the last several years. For the second quarter 2009, retirement benefit expense of $23.6 million was included in cost of sales and $9.8 million was included in selling and administrative expenses. For the second quarter 2008, the amount of retirement benefit expense included in cost of sales was $2.1 million, and the amount included in selling and administrative expenses was $1.2 million. Retirement benefit expense increased to $70.7 million for the six months ended June 30, 2009, compared to $3.3 million in the second quarter 2008. For the six months ended June 30, 2009, retirement benefit expense of $51.3 million was included in cost of sales and $19.4 million was included in selling and administrative expenses. For the six months ended June 30, 2008, the amount of retirement benefit expense included in cost of sales was $1.8 million, and the amount included in selling and administrative expenses was $1.5 million.
     In June 2009, we made a $350 million voluntary cash contribution to our U.S. defined benefit pension plan to improve the plan’s funded position. As a result of this voluntary pension contribution, 2009 pension expense is expected to be reduced by $27.5 million to $98.7 million, compared to the previous estimate of $126.2 million. Retirement benefit expense is now expected to be approximately $25.5 million in both the third and fourth quarters of 2009.
Income Taxes
     Second quarter 2009 results included a provision for income taxes of $11.7 million compared to an income tax provision of $81.2 million, or 32.2% of income before tax, for the comparable 2008 period. The second quarter 2009 tax provision included a non-recurring tax charge of $11.5 million, primarily associated with the tax consequences of the June 2009 $350 million voluntary contribution to the pension plan. The second quarter 2008 tax provision included a favorable discrete net tax benefit of $11.2 million, primarily associated with a tax refund related to prior years.
     For the first half of 2009, the provision for income taxes was $6.7 million compared to $159.1 million, or 33.6% of income before tax, for the first half 2008. The 2009 first quarter benefited from a lower income tax provision due primarily to $5.1 million of discrete adjustments associated primarily with prior years’ taxes. The 2008 first quarter included a discrete benefit of $2.6 million related to foreign taxes.
     Primarily as a result of the $350 million voluntary pension contribution in June 2009 which was designated to pertain to the 2008 tax year, the Company received a U.S. Federal income tax refund of $108.5 million in the 2009 second quarter.
Financial Condition and Liquidity
     We believe that internally generated funds, current cash on hand, and available borrowings under existing credit lines will be adequate to meet foreseeable liquidity needs, including a substantial expansion of our production capabilities over the next few years. We did not borrow funds under our domestic senior unsecured credit facility during the first six months of 2009. However, as of June 30, 2009 approximately $12 million of this facility was utilized to support letters of credit.
     Our ability to access the credit markets in the future to obtain additional financing, if needed, may be influenced by our credit rating. As of June 30, 2009, Moody’s Investor Service’s senior unsecured debt rating for our Company was Baa3 with a stable ratings outlook. As of June 30, 2009, Standard & Poor’s Ratings Service’s corporate credit and senior unsecured debt rating for our Company was BBB- with a stable ratings outlook. Changes in our credit rating do not impact our access to, or the cost of, our existing credit facilities.
     We have no off-balance sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.
Cash Flow and Working Capital
     For the six months ended June 30, 2009, cash provided by operating activities was $81.3 million which includes a reduction in managed working capital of $352.8 million due to lower business activity and raw material costs, partially offset by a voluntary net cash pension contribution of $241.5 million ($350 million contribution less $108.5 million federal income tax refund). Excluding the voluntary net cash pension contribution, cash flow from operations was $322.8 million for the first half of 2009. Cash used in investing activities was $212.8 million in the

2009 first half and consisted primarily of capital expenditures. Cash provided by financing activities was $512.3 million in the 2009 first half due to receipt of $734.4 million of net proceeds from the second quarter 2009 debt issuances, partially offset by debt retirements of $188.6 million and dividend payments of $35.3 million. At June 30, 2009, cash and cash equivalents on hand totaled $850.7 million, an increase of $380.8 million from year end 2008.
     As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable and gross inventories, less accounts payable. In measuring performance in controlling this managed working capital, we exclude the effects of LIFO inventory valuation reserves, excess and obsolete inventory reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. At June 30, 2009, managed working capital was 36.0% of annualized sales, compared to 35.2% of annualized sales at December 31, 2008. During the first six months of 2009, managed working capital decreased by $352.8 million, to $1,058.9 million. The decrease in managed working capital from December 31, 2008, was due to decreased accounts receivable of $134.1 million, and decreased inventory of $260.6 million, partially offset by decreased accounts payable of $41.9 million. While accounts receivable balances decreased during first half 2009, days sales outstanding, which measures actual collection timing for accounts receivable, remained comparable to year end 2008. Gross inventory turns, which excludes the effect of LIFO inventory valuation reserves, declined across all of our business segments due to significantly lower business activity.
     The components of managed working capital were as follows:

	June 30,	December 31,
(in millions)	2009	2008

Accounts receivable	$398.2	$530.5
Inventories	692.9	887.6
Accounts payable	(236.4)	(278.5)

Subtotal	854.7	1,139.6

Allowance for doubtful accounts	6.0	6.3
LIFO reserves	151.1	205.6
Corporate and other	47.1	60.2

Managed working capital	$1,058.9	$1,411.7

Annualized prior two months sales	$2,941.8	$4,008.0

Managed working capital as a % of annualized sales	36.0%	35.2%

Change in managed working capital from December 31, 2008	$(352.8)

Capital Expenditures
     We currently expect capital expenditures for 2009 to be in the range of approximately $425 million to $450 million, of which approximately $212 million was expended in the first six months of 2009. We are significantly expanding our manufacturing capabilities to meet expected intermediate and long-term increased demand from the aerospace (engine and airframe) and defense, chemical process industry, oil and gas, electrical energy, and medical markets, especially for titanium and titanium-based alloys, nickel-based alloys and superalloys, specialty alloys, and exotic alloys. We are committed to continuing to self-fund these projects and can further adjust the timing of any project, if necessary. These self-funded capital investments include:
•	The expansion of ATI’s aerospace quality titanium sponge production capabilities. Titanium sponge is an important raw material used to produce our titanium mill products. Our greenfield premium-grade titanium sponge (jet engine rotating parts) facility in Rowley, UT is expected to begin initial production in the 2009 third quarter. When this Utah sponge facility is fully operational, our total annual sponge production capacity including our Albany, OR sponge facility is projected to be approximately 46 million pounds; these secure supply sources are intended to reduce our purchased titanium sponge and purchased titanium scrap requirements. In addition, the Utah facility will have the infrastructure in place to further expand annual capacity by approximately 18 million pounds, bringing the total annual capacity at that facility to 42 million pounds, if needed. We temporarily idled our Albany, OR titanium sponge facility, effective July 31, 2009, to adjust production and inventory levels to current market demand for titanium and titanium-based products.

•	The expansion of ATI’s mill products processing and finishing capabilities for titanium and titanium-based alloys, nickel-based alloys and superalloys, and specialty alloys. Announced projects include a $260 million expansion of our titanium and superalloy forging capacity at our Bakers, NC facility through the addition of an integrated 10,000 ton press forge, 700mm rotary forge, and conditioning, finishing and inspection facilities to produce large diameter products needed for certain demanding applications. The conditioning, finishing and inspection facilities began operations in the third quarter 2008, and the forging operations are expected to be operational by the third quarter 2009. Forging is a hot-forming process that produces wrought forging billet and forged machining bar from an ingot.

•	A new advanced specialty metals hot rolling and processing facility at our existing Brackenridge, PA site. The project is estimated to cost approximately $1.16 billion and take at least four years to complete. Our new advanced hot-rolling and processing facility is designed to be the most powerful mill in the world for production of specialty metals. It is designed to produce exceptional quality, thinner, and wider hot-rolled coils at reduced cost with shorter lead times, and require lower working capital requirements. When completed, we believe ATI’s new advanced specialty metals hot rolling and processing facility will provide unsurpassed manufacturing capability and versatility in the production of a wide range of flat-rolled specialty metals. We expect improved productivity, lower costs, and higher quality for our diversified product mix of flat-rolled specialty metals, including nickel-based and specialty alloys, titanium and titanium alloys, zirconium alloys, Precision Rolled Strip® products, and stainless sheet and coiled plate products. It is designed to roll and process exceptional quality hot bands of up to 78.62 inches, or 2 meters, wide.

•	In connection with the new advanced specialty metals hot rolling and processing facility, we announced the consolidation of our Natrona, PA grain-oriented electrical steel melt shop into ATI’s Brackenridge, PA melt shop. This consolidation is expected to improve the overall productivity of ATI’s flat-rolled grain-oriented electrical steel and other stainless and specialty alloys, and reduce the cost of producing slabs and ingots. The investment should also result in significant reduction of particulate emissions. We expect to realize considerable cost savings from this project to begin in late 2010.

•	We are increasing our capacity to produce zirconium products through capital expansions of zirconium sponge production and VAR melting. This new zirconium sponge and melting capacity better positions ATI for the current and expected strong growth in demand from the nuclear electrical energy and chemical process industry markets.

•	Our STAL joint venture commenced an expansion of its operations in Shanghai, China in late 2006. This expansion, which is expected to more than triple STAL’s rolling and slitting capacity to produce Precision Rolled Strip® products, is estimated to cost approximately $100 million. The additional slitting capacity commenced operations in June 2009 and the remainder of the facility is expected to be operational in the third quarter 2009.
Debt
     At June 30, 2009, we had $1,073.4 million in total outstanding debt, compared to $509.8 million at December 31, 2008, an increase of $563.6 million. The increase in debt was primarily due to new debt issuances, net of debt retirements, discussed below.
Convertible Notes
     In June 2009, we issued and sold $402.5 million in aggregate principal amount of 4.25% Convertible Senior Notes due 2014 (the “Convertible Notes”). Interest is payable semi-annually on June 1 and December 1 of each year. The Convertible Notes were issued under ATI’s shelf registration statement and are not listed on any national securities exchange. Net proceeds of $390.2 million from the sale of the Convertible Notes were used to make a $350 million voluntary cash contribution to our U.S. defined benefit pension plan, and the balance was used for general corporate purposes including funding of contributions to trusts established to fund retiree medical benefits. The Convertible Notes are unsecured and unsubordinated obligations of the Company and equally ranked with all of its existing and future senior unsecured debt. The underwriting fees and other third-party expenses for the issuance of the Convertible Notes were $12.3 million and will be amortized to interest expense over the 5-year term of the Convertible Notes.

     We do not have the right to redeem the Convertible Notes prior to the stated maturity date. Holders of the Convertible Notes have the option to convert their notes into shares of ATI common stock at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date (June 1, 2014). The initial conversion rate for the Convertible Notes is 23.9263 shares of ATI common stock per $1,000 (in whole dollars) principal amount of notes (9,630,335 shares), equivalent to a conversion price of approximately $41.795 per share, subject to adjustment, as defined in the Convertible Notes. Other than receiving cash in lieu of fractional shares, holders do not have the option to receive cash instead of shares of common stock upon conversion. Accrued and unpaid interest that exists upon conversion of a note will be deemed paid by the delivery of shares of ATI common stock and no cash payment or additional shares will be given to holders.
     If the Company undergoes a fundamental change, as defined in the Convertible Notes, holders may require us to repurchase all or a portion of their notes at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest up to, but excluding, the repurchase date. Such a repurchase will be made in cash.
2019 Notes
     In June 2009, we issued $350 million aggregate principal amount of 9.375% unsecured Senior Notes with a maturity of June 2019 (the “2019 Notes”). ). Interest is payable semi-annually on June 1 and December 1 of each year. The 2019 Notes were issued under ATI’s shelf registration statement and are not listed on any national securities exchange. Net proceeds of $344.2 million from the sale of the 2019 Notes were used to retire $183.3 million of the Company’s 2011 Notes, as discussed below, and for general corporate purposes. The underwriting fees, discount and other third-party expenses for the issuance of the 2019 Notes were $5.8 million and will be amortized to interest expense over the 10-year term of the 2019 Notes. The 2019 Notes are unsecured and unsubordinated obligations of the Company and equally ranked with all of its existing and future senior unsecured debt. The 2019 Notes restrict our ability to create certain liens, to enter into sale leaseback transactions, and to consolidate, merge or transfer all, or substantially all, of our assets. We have the option to redeem the 2019 Notes, as a whole or in part, at any time or from time to time, on at least 30 days, but not more than 60 days, prior notice to the holders of the Notes at a redemption price specified in the 2019 Notes. The 2019 Notes are subject to repurchase upon the occurrence of a change in control repurchase event (as defined in the 2019 Notes) at a repurchase price in cash equal to 101% of the aggregate principal amount of the Notes repurchased, plus any accrued and unpaid interest on the 2019 Notes repurchased.
Retirement of 2011 Notes
     In June 2009, we completed a tender offer for our 8.375% Notes due in 2011 (the “2011 Notes”) of which $300 million in aggregate principal amount was outstanding prior to the tender offer. As a result of the tender offer, we retired $183.3 million of the 2011 Notes and recognized a pre-tax charge of $9.2 million in the 2009 second quarter for the costs of acquiring the 2011 Notes. As of June 30, 2009, $116.7 million in face value of the 2011 Notes remain outstanding.
     In managing our overall capital structure, some of the measures on which we focus are net debt to total capitalization, which is the percentage of our debt, net of cash that may be available to reduce borrowings, to our total invested and borrowed capital, and total debt to total capitalization, which excludes cash balances. Net debt as a percentage of capitalization was 9.7% at June 30, 2009, compared to 2.0% at December 31, 2008. The net debt to capitalization was determined as follows:

(in millions)	June 30, 2009	December 31, 2008

Total debt	$1,073.4	$509.8
Less: cash	(850.7)	(469.9)

Net debt	$222.7	$39.9

Net debt	$222.7	$39.9
Total ATI stockholders’ equity	2,075.5	1,957.4

Total ATI capital	$2,298.2	$1,997.3

Net debt to capital ratio	9.7%	2.0%

     Total debt to total capitalization increased to 34.1% at June 30, 2009 from 20.7% at December 31, 2008. Total debt to total capitalization was determined as follows:

(in millions)	June 30, 2009	December 31, 2008

Total debt	$1,073.4	$509.8
Total ATI stockholders’ equity	2,075.5	1,957.4

Total ATI capital	$3,148.9	$2,467.2

Total debt to total capital ratio	34.1%	20.7%

     In May 2009, we amended our $400 million senior unsecured domestic bank group credit agreement to redefine the two financial covenants to provide additional financial flexibility. The amendment restates the definition of consolidated earnings before interest and taxes, and consolidated earnings before income, taxes, depreciation and amortization as used in the interest coverage and leverage ratios to exclude any non-cash pension expense or income and restates the definition of consolidated indebtedness used in the leverage ratio, which previously was based on gross indebtedness, to be net of cash on hand in excess of $50 million. As of June 30, 2009, there had been no borrowings made under the facility, although approximately $12 million of the facility was used to support letters of credit. The unsecured facility requires us to maintain a leverage ratio (consolidated total indebtedness divided by consolidated earnings before interest, taxes and depreciation and amortization) of not greater than 3.25, and maintain an interest coverage ratio (consolidated earnings before interest and taxes divided by interest expense) of not less than 2.0. For the twelve months ended June 30, 2009, our leverage ratio was 0.53, and our interest coverage ratio was 55.72.
     The Company has an additional separate credit facility for the issuance of letters of credit. As of June 30, 2009, $30 million in letters of credit were outstanding under this facility.
     STAL, our Chinese joint venture company in which ATI has a 60% interest, has a 585 million renminbi (approximately $86 million at June 30, 2009 exchange rates) revolving credit facility with a group of banks. This credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners, and is intended to be utilized in the future for the expansion of STAL’s operations, which are located in Shanghai, China. As of June 30, 2009, there were no borrowings under this credit facility although STAL had approximately $5 million in letters of credit outstanding related to the expansion of its operations.
Dividends
     A regular quarterly dividend of $0.18 per share of common stock was declared on May 7, 2009, payable on June 18, 2009 to stockholders of record at the close of business on May 28, 2009. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate.
Share Repurchase Program
     On November 1, 2007, our Board of Directors approved a share repurchase program of $500 million. Repurchases of Company common stock are expected to be made on the open market or in unsolicited or privately negotiated transactions. Share repurchases are expected to be funded from internal cash flow and cash on hand. The number of shares to be purchased, and the timing of the purchases, will be based on several factors, including other investment opportunities, the level of cash balances, and general business conditions. No shares of common stock were purchased during the three or six months ended June 30, 2009. As of June 30, 2009, 6,837,000 shares of common stock had been purchased under this program at a cost of $339.5 million.

Critical Accounting Policies
Inventory
     At June 30, 2009, we had net inventory of $692.9 million. Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO) and average cost methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. The prices for many of the raw materials we use have been volatile. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a rise in raw material costs has a negative effect on our operating results, while conversely, a fall in material costs results in a benefit to operating results. For example, in 2008, the effect of falling raw material costs on our LIFO inventory valuation method resulted in cost of sales which was $169.0 million lower than would have been recognized if we utilized the FIFO methodology to value our inventory. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold.
     Since the LIFO inventory valuation methodology is designed for annual determination, interim estimates of the annual LIFO valuation are required. We recognize the effects of the LIFO inventory valuation method on an interim basis by projecting the expected annual LIFO cost and allocating that projection to the interim quarters equally. These projections of annual LIFO inventory valuation reserve changes are updated quarterly and are evaluated based upon material, labor and overhead costs and projections for such costs at the end of the year plus projections regarding year-end inventory levels. For the first six months of 2009, we recognized a $54.5 million benefit associated with utilizing the LIFO inventory valuation methodology.
     The LIFO inventory valuation methodology is not utilized by many of the companies with which we compete, including foreign competitors. As such, our results of operations may not be comparable to those of our competitors during periods of volatile material costs due, in part, to the differences between the LIFO inventory valuation method and other acceptable inventory valuation methods.
     We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting reserve, if any, is recognized as an expense in the period that the need for the reserve is identified. At June 30, 2009, no significant reserves were required.
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
Forward-Looking and Other Statements
     From time to time, we have made and may continue to make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements in this report relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results, performance or achievements to materially differ from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: (a) material adverse changes in economic or industry conditions generally, including credit market conditions and related issues, and global supply and demand conditions and prices for our specialty metals; (b) material adverse changes in the markets we serve, including the aerospace and defense, construction and mining, automotive, electrical energy, chemical process industry, oil and gas, medical and other markets; (c) our inability to achieve the level of cost savings, productivity improvements, synergies, growth or other benefits anticipated by management, including those anticipated from strategic investments, whether due to significant increases in energy, raw materials or employee benefits costs, the possibility of project cost overruns or unanticipated costs and expenses, or other factors; (d) volatility of prices and availability of supply of the raw materials that are critical to the manufacture of our products; (e) declines in the value of our defined benefit pension plan assets or unfavorable changes in laws or regulations that govern pension plan funding; (f) significant legal proceedings or investigations adverse to us; and (g) other risk factors summarized in our Annual Report on Form 10-K for the year ended December 31, 2008, and in other reports filed with the Securities and Exchange Commission. We assume no duty to update our forward-looking statements.
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
Interest Rate Risk. We attempt to maintain a reasonable balance between fixed- and floating-rate debt to keep financing costs as low as possible. At June 30, 2009, we had approximately $44 million of floating rate debt outstanding with a weighted average interest rate of approximately 2.0%. Approximately $26 million of this floating rate debt is capped at a 6% maximum interest rate. Since the interest rate on floating rate debt changes with the short-term market rate of interest, we are exposed to the risk that these interest rates may increase, raising our interest expense in situations where the interest rate is not capped. For example, a hypothetical 1% increase in the rate of interest on the $18 million of our outstanding floating rate debt not subjected to a cap would result in increased annual financing costs of approximately $0.2 million.

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
     At June 30, 2009, the outstanding financial derivatives used to hedge our exposure to natural gas cost volatility represented approximately 40% of our forecasted requirements for the next three years. The net mark-to-market valuation of these outstanding hedges at June 30, 2009 was an unrealized pre-tax loss of $22.5 million, of which $13.4 million was presented in accrued liabilities on the balance sheet with the remainder included in other long-term liabilities. The effects of the hedging activity will be recognized in income over the designated hedge periods. For the three months ended June 30, 2009, the effects of natural gas hedging activity increased cost of sales by $7.2 million.
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
     The majority of our products are sold utilizing raw material surcharges and index mechanisms. However as of June 30, 2009, we had entered into financial hedging arrangements primarily at the request of our customers related to firm orders for approximately 6% of our total annual nickel requirements through 2010. Any gain or loss associated with these hedging arrangements is included in the selling price to the customer requesting the hedge over the designated hedge period. At June 30, 2009, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax gain of $7.8 million, comprised of $7.5 million included in prepaid expenses and other current assets, $3.9 million in other long-term assets, and $3.6 million included in accrued liabilities on the balance sheet.
Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies expected to be received from our export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk. At June 30, 2009, the outstanding financial derivatives used to hedge our exposure to foreign currency, primarily euros, represented approximately 7% of our forecasted total international sales through 2011. In addition, we may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At June 30, 2009, the net mark-to-market valuation of the outstanding foreign currency forward contracts was an unrealized pre-tax gain of $12.2 million, of which $5.6 million is included in other current assets, $6.7 million in other long-term assets, and $0.1 million in accrued liabilities on the balance sheet.

Item 4. Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of June 30, 2009, and they concluded that these controls and procedures are effective.
(b)	Changes in Internal Controls
There was no change in our internal control over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures as of June 30, 2009, conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     A number of lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, commercial, government contract work, employment, employee benefits, taxes, environmental and health and safety, and stockholder matters. Certain of such lawsuits, claims and proceedings are described in our Annual Report on Form 10-K for the year ended December 31, 2008, and addressed in Note 11 to the unaudited interim financial statements included herein. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.
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

     ATI’s Board of Directors approved a share repurchase program of $500 million on November 1, 2007. Repurchases of Company common stock are made in the open market or in unsolicited or privately negotiated transactions. Share repurchases are funded from internal cash flow and cash on hand. The number of shares purchased, and the timing of the purchases, are based on several factors, including other investment opportunities, the level of cash balances, and general business conditions. No shares of common stock were purchased during the three months ended June 30, 2009. As of June 30, 2009, 6,837,000 shares of common stock had been purchased under this program at a cost of $339.5 million. All of these purchases were made in the open market.

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares
			Purchased as Part	(or Units) that May
	Total Number of		of Publicly	Yet Be Purchased
	Shares (or Units)	Average Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs

April 1-30, 2009	—	$—	—	$160,505,939
May 1-31, 2009	—	—	—	160,505,939
June 1-30, 2009	—	—	—	160,505,939

Total	—	$—	—	$160,505,939
Item 4. Submission of Matters to a Vote of Security Holders
Our 2009 annual meeting of stockholders was held on May 7, 2009. Proxies for the meeting were solicited by us pursuant to Regulation 14A under the Securities Exchange Act of 1934. At that meeting, two proposals were submitted to a vote of the stockholders.
Item A — Election of Directors. The four nominees for election as directors named in the proxy statement for the meeting were elected, having received the following number of votes:

Name	Number of Votes For	Number of Votes Withheld
Diane C. Creel	85,323,418	796,965
James E. Rohr	80,000,260	6,120,123
Louis J. Thomas	85,589,175	531,208
Barbara S. Jeremiah	85,625,861	494,522
Item B — Ratification of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending December 31, 2009.

Number of Votes For	Number of Votes Against	Number of Votes Abstained
85,234,971	774,315	111,096

Item 6. Exhibits
(a)	Exhibits
4.1	Indenture, dated June 1, 2009, between Allegheny Technologies Incorporated and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

4.2	First Supplemental Indenture, dated June 1, 2009, between Allegheny Technologies Incorporated and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

4.3	Second Supplemental Indenture, dated June 2, 2009, between Allegheny Technologies Incorporated and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

4.4	Form of 9.375% Senior Note due 2019 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

4.5	Form of 4.25% Convertible Senior Note due 2014 (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

10.1	First Amendment to Credit Agreement, dated May 29, 2009, by and among ATI Funding Corporation, TDY Holdings, LLC, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a — 14(a) or 15d — 14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a — 14(a) or 15d — 14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHENY TECHNOLOGIES INCORPORATED (Registrant)
Date: August 3, 2009	By	/s/ Richard J. Harshman
Richard J. Harshman
Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: August 3, 2009	By	/s/ Dale G. Reid
Dale G. Reid
Vice President, Controller and Chief Accounting Officer and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX
4.1	Indenture, dated June 1, 2009, between Allegheny Technologies Incorporated and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

4.2	First Supplemental Indenture, dated June 1, 2009, between Allegheny Technologies Incorporated and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

4.3	Second Supplemental Indenture, dated June 2, 2009, between Allegheny Technologies Incorporated and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

4.4	Form of 9.375% Senior Note due 2019 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

4.5	Form of 4.25% Convertible Senior Note due 2014 (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

10.1	First Amendment to Credit Agreement, dated May 29, 2009, by and among ATI Funding Corporation, TDY Holdings, LLC, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a — 14(a) or 15d — 14(a).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a — 14(a) or 15d — 14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350.