Form 10-Q/A
period 2009-06-30
ALLEGHENY TECHNOLOGIES INC
filed 2009-08-27
CIK 1018963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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

Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Explanatory Note
The purpose of this Amendment No. 1 to Allegheny Technologies Incorporated’s quarterly report on Form 10-Q for the period ended June 30, 2009 (“Form 10-Q”), as filed with the U.S. Securities and Exchange Commission on August 4, 2009, is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101 to this report provides the following items from our Form 10-Q formatted in Extensible Business Reporting Language (XBRL): (i) the unaudited Consolidated Balance Sheet, (ii) the unaudited Consolidated Statement of Operations, (iii) the unaudited Consolidated Statement of Cash Flows, (iv) the unaudited Statements of Changes in Stockholders’ Equity, and (v) the unaudited Notes to Financial Statements, tagged as blocks of text. No other changes have been made to the Form 10-Q.
This Form 10-Q/A does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.
In accordance with Rule 402 of Regulation S-T, Exhibit 101 to this report shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Item 6.	Exhibits
(a)	Exhibits

4.1	Indenture, dated June 1, 2009, between Allegheny Technologies Incorporated and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No.
1-12001)).

4.2	First Supplemental Indenture, dated June 1, 2009, between Allegheny Technologies Incorporated and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

4.3	Second Supplemental Indenture, dated June 2, 2009, between Allegheny Technologies Incorporated and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

4.4	Form of 9.375% Senior Note due 2019 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

4.5	Form of 4.25% Convertible Senior Note due 2014 (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

10.1	First Amendment to Credit Agreement, dated May 29, 2009, by and among ATI Funding Corporation, TDY Holdings, LLC, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

* 31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a).

* 31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a).

* 32.1	Certification pursuant to 18 U.S.C. Section 1350.

** 101.INS	XBRL Instance Document

** 101.SCH	XBRL Taxonomy Extension Schema Document

** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

** 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

** 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with our Form 10-Q as filed on August 4, 2009

**	Furnished with this Form 10-Q/A

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHENY TECHNOLOGIES INCORPORATED
Date: August 27, 2009	By	/s/ Richard J. Harshman
Richard J. Harshman
Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: August 27, 2009	By	/s/ Dale G. Reid
Dale G. Reid
Vice President, Controller and Chief Accounting Officer and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

4.1	Indenture, dated June 1, 2009, between Allegheny Technologies Incorporated and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No.
1-12001)).

4.2	First Supplemental Indenture, dated June 1, 2009, between Allegheny Technologies Incorporated and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

4.3	Second Supplemental Indenture, dated June 2, 2009, between Allegheny Technologies Incorporated and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

4.4	Form of 9.375% Senior Note due 2019 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

4.5	Form of 4.25% Convertible Senior Note due 2014 (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

10.1	First Amendment to Credit Agreement, dated May 29, 2009, by and among ATI Funding Corporation, TDY Holdings, LLC, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

* 31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a).

* 31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a).

* 32.1	Certification pursuant to 18 U.S.C. Section 1350.

** 101.INS	XBRL Instance Document

** 101.SCH	XBRL Taxonomy Extension Schema Document

** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

** 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

** 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with our Form 10-Q as filed on August 4, 2009

**	Furnished with this Form 10-Q/A

5