Form 10-Q
period 2009-09-30
ALLEGHENY TECHNOLOGIES INC
filed 2009-11-05
CIK 1018963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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
Yes ☐ No ☑
     At October 30, 2009, the registrant had outstanding 98,076,210 shares of its Common Stock.

ALLEGHENY TECHNOLOGIES INCORPORATED
SEC FORM 10-Q
Quarter Ended September 30, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$826.3	$469.9
Accounts receivable, net of allowances for doubtful accounts of $6.3 at both September 30, 2009 and December 31, 2008	415.8	530.5
Inventories, net	737.3	887.6
Prepaid expenses and other current assets	67.7	41.4

Total Current Assets	2,047.1	1,929.4
Property, plant and equipment, net	1,852.5	1,633.6
Cost in excess of net assets acquired	196.3	190.9
Prepaid pension asset	124.7	—
Deferred income taxes	20.6	281.6
Other assets	138.8	134.9

Total Assets	$4,380.0	$4,170.4

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$283.0	$278.5
Accrued liabilities	278.6	322.0
Deferred income taxes	0.3	78.2
Short term debt and current portion of long-term debt	20.2	15.2

Total Current Liabilities	582.1	693.9
Long-term debt	1,050.4	494.6
Accrued postretirement benefits	444.4	446.9
Pension liabilities	33.6	378.2
Other long-term liabilities	116.0	127.8

Total Liabilities	2,226.5	2,141.4

Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized- 50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-102,404,256 shares at September 30, 2009 and December 31, 2008; outstanding-98,077,853 shares at September 30, 2009 and 97,330,969 shares at December 31, 2008	10.2	10.2
Additional paid-in capital	647.9	651.8
Retained earnings	2,210.8	2,286.7
Treasury stock: 4,326,403 shares at September 30, 2009 and 5,073,287 shares at December 31, 2008	(208.4)	(244.8)
Accumulated other comprehensive loss, net of tax	(581.8)	(746.5)

Total ATI stockholders’ equity	2,078.7	1,957.4
Noncontrolling interests	74.8	71.6

Total Equity	2,153.5	2,029.0

Total Liabilities and Equity	$4,380.0	$4,170.4

The accompanying notes are an integral part of these statements.

ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Sales	$697.6	$1,392.4	$2,239.2	$4,197.0
Costs and expenses:
Cost of sales	603.5	1,085.8	1,989.2	3,267.5
Selling and administrative expenses	83.7	74.3	228.9	223.7

Income before interest, other income and income taxes	10.4	232.3	21.1	705.8
Interest expense, net	(8.1)	(1.7)	(9.3)	(2.8)
Debt extinguishment costs	—	—	(9.2)	—
Other income, net	0.3	0.4	0.3	2.0

Income before income tax provision (benefit)	2.6	231.0	2.9	705.0
Income tax provision (benefit)	(1.4)	83.9	5.3	243.0

Net income (loss)	4.0	147.1	(2.4)	462.0

Less: Net income attributable to noncontrolling interests	2.6	3.0	3.7	7.0

Net income (loss) attributable to ATI	$1.4	$144.1	$(6.1)	$455.0

Basic net income (loss) attributable to ATI per common share	$0.01	$1.46	$(0.06)	$4.54

Diluted net income (loss) attributable to ATI per common share	$0.01	$1.45	$(0.06)	$4.51

Dividends declared per common share	$0.18	$0.18	$0.54	$0.54

The accompanying notes are an integral part of these statements.

ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Operating Activities:
Net income (loss)	$(2.4)	$462.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	96.6	86.7
Deferred taxes	95.5	64.5
Change in operating assets and liabilities:
Inventories	150.2	(167.8)
Accounts receivable	114.7	(92.3)
Accounts payable	4.5	26.1
Retirement benefits	(289.8)	(16.7)
Accrued income taxes	(31.6)	11.6
Accrued liabilities and other	11.7	(29.5)

Cash provided by operating activities	149.4	344.6

Investing Activities:
Purchases of property, plant and equipment	(308.1)	(365.1)
Asset disposals and other	5.5	1.3

Cash used in investing activities	(302.6)	(363.8)

Financing Activities:
Issuances of long-term debt	752.5	—
Payments on long-term debt and capital leases	(194.5)	(14.8)
Net borrowings under credit facilities	5.1	2.6
Debt issuance costs	(18.1)	—
Dividends paid to shareholders	(35.3)	(54.1)
Dividends paid to noncontrolling interests	(0.8)	—
Shares repurchased for income tax witholding on share-based compensation	(0.7)	(15.5)
Exercises of stock options	0.5	1.1
Taxes on share-based compensation	0.9	(9.0)
Purchase of treasury stock	—	(241.8)

Cash provided by (used in) financing activities	509.6	(331.5)

Increase (decrease) in cash and cash equivalents	356.4	(350.7)
Cash and cash equivalents at beginning of period	469.9	623.3

Cash and cash equivalents at end of period	$826.3	$272.6

The accompanying notes are an integral part of these statements.

ALLEGHENY TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
STATEMENTS OF CHANGES IN CONSOLIDATED EQUITY
(In millions, except per share amounts)
(Unaudited)

	ATI Stockholders
					Accumulated
		Additional			Other		Non-
	Common	Paid-In	Retained	Treasury	Comprehensive	Comprehensive	controlling	Total
	Stock	Capital	Earnings	Stock	Income (Loss)	Income (Loss)	Interests	Equity

Balance, December 31, 2007	$10.2	$693.7	$1,830.7	$(75.4)	$(237.2)	$—	$57.2	$2,279.2
Net income	—	—	455.0	—		455.0	7.0	462.0
Other comprehensive income (loss) net of tax:
Pension plans and other postretirement benefits	—	—	—	—	6.1	6.1	—	6.1
Foreign currency translation gains (losses)	—	—	—	—	(19.7)	(19.7)	6.9	(12.8)
Unrealized losses on derivatives	—	—	—	—	(0.2)	(0.2)	—	(0.2)

Comprehensive income	—	—	455.0	—	(13.8)	$441.2	13.9	455.1
Purchase of treasury stock	—	—	—	(241.8)	—		—	(241.8)
Effect of changing the measurement date for pension plans and other postretirement benefits, net of tax	—	—	—	—	1.2		—	1.2
Cash dividends on common stock ($0.54 per share)	—	—	(54.1)	—	—		—	(54.1)
Employee stock plans	—	(43.6)	(1.2)	37.1	—		—	(7.7)

Balance, September 30, 2008	$10.2	$650.1	$2,230.4	$(280.1)	$(249.8)		$71.1	$2,431.9

Balance, December 31, 2008	$10.2	$651.8	$2,286.7	$(244.8)	$(746.5)	$—	$71.6	$2,029.0
Net income (loss)	—	—	(6.1)	—		(6.1)	3.7	(2.4)
Other comprehensive income (loss) net of tax:
Pension plans and other postretirement benefits	—	—	—	—	111.1	111.1	—	111.1
Foreign currency translation gains	—	—	—	—	27.3	27.3	0.3	27.6
Unrealized gains on derivatives	—	—	—	—	26.3	26.3	—	26.3

Comprehensive income (loss)	—	—	(6.1)	—	164.7	$158.6	4.0	162.6
Cash dividends on common stock ($0.54 per share)	—	—	(52.9)	—	—		—	(52.9)
Cash dividends paid to noncontrolling interests	—	—	—	—	—		(0.8)	(0.8)
Employee stock plans	—	(3.9)	(16.9)	36.4	—		—	15.6

Balance, September 30, 2009	$10.2	$647.9	$2,210.8	$(208.4)	$(581.8)		$74.8	$2,153.5

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
     These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K. The results of operations for these interim periods are not necessarily indicative of the operating results for any future period. In preparing the financial statements for the period ended September 30, 2009, the Company has evaluated subsequent events through the date of issue, which was November 5, 2009. The December 31, 2008 financial information has been derived from the Company’s audited financial statements, which were revised in the current period to reflect changes in the presentation of noncontrolling interests (formerly minority interests) in accordance with the required adoption of the accounting standard discussed below. Certain amounts from prior years have been reclassified to conform with the 2009 presentation.
New Accounting Pronouncements Adopted
As required, in the first quarter 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to consolidation accounting and reporting. Early adoption of this accounting change was prohibited. These changes, among others, required that noncontrolling interests, formerly termed minority interests, be considered a component of equity for all periods presented. Noncontrolling interests were previously classified within other long-term liabilities. In addition, the practice of reporting minority interest expense or benefit changed. The statement of operations presentation has been revised to separately present consolidated net income (loss), which now includes the amounts attributable to the Company plus noncontrolling interests (minority interests), and net income (loss) attributable solely to the Company, for all periods presented. Absent a change in control, increases and decreases in the noncontrolling ownership interest amount are accounted for as equity transactions. As a result of adopting this accounting change, the balance sheet and the income statement have been recast retrospectively for the presentation of noncontrolling interest in the Company’s STAL joint venture.
     On January 1, 2009, the Company adopted changes issued by the FASB for fair value measurements as they relate to nonfinancial assets and nonfinancial liabilities. These changes define fair value, establish a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expand disclosures about fair value measurements. The fair value changes apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of this change, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the financial statements. The provisions will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of these changes in the definition and measurement of fair value.

Note 2. Inventories
Inventories at September 30, 2009 and December 31, 2008 were as follows (in millions):

	September 30,	December 31,
	2009	2008
Raw materials and supplies	$158.1	$163.6
Work-in-process	620.3	772.6
Finished goods	108.2	164.9

Total inventories at current cost	886.6	1,101.1
Less allowances to reduce current cost values to LIFO basis	(146.6)	(205.6)
Progress payments	(2.7)	(7.9)

Total inventories, net	$737.3	$887.6

     Inventories are stated at the lower of cost (last-in, first-out (“LIFO”), first-in, first-out (“FIFO”), and average cost methods) or market, less progress payments. Most of the Company’s inventory is valued utilizing the LIFO costing methodology. Inventory of the Company’s non-U.S. operations is valued using average cost or FIFO methods. The effect of using the LIFO methodology to value inventory, rather than FIFO, decreased cost of sales by $59.0 million for the nine first months of 2009 compared to a decrease to cost of sales of $36.3 million for the first nine months of 2008.
Note 3. Supplemental Financial Statement Information
The estimated fair value of financial instruments at September 30, 2009 and December 31, 2008 was as follows:

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
(In millions)	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$826.3	$826.3	$469.9	$469.9
Derivative financial instruments:
Assets	17.8	17.8	17.2	17.2
Liabilities	20.1	20.1	61.5	61.5
Debt:
Allegheny Technologies $402.5 million 4.25% Convertible Notes due 2014	402.5	478.0	—	—
Allegheny Technologies $350 million 9.375% Notes due 2019	350.0	404.7	—	—
Allegheny Technologies $300 million 8.375% Notes due 2011, net (a)	118.0	118.9	304.2	306.6
Allegheny Ludlum 6.95% debentures due 2025	150.0	138.8	150.0	144.3
Promissory note for J&L asset acquisition	20.5	20.5	30.7	30.7
Foreign credit agreements	21.4	21.4	15.6	15.6
Industrial revenue bonds, due through 2020	8.1	8.1	9.0	9.0
Capitalized leases and other	0.1	0.1	0.3	0.3

(a)	Includes fair value adjustments for settled interest rate swap contracts of $2.0 million at September 30, 2009, and $6.7 million at December 31, 2008
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
     Property, plant and equipment at September 30, 2009 and December 31, 2008 were as follows (in millions):

	September 30,	December 31,
	2009	2008
Land	$23.8	$23.1
Buildings	349.9	310.9
Equipment and leasehold improvements	2,769.3	2,508.5

	3,143.0	2,842.5
Accumulated depreciation and amortization	(1,290.5)	(1,208.9)

Total property, plant and equipment, net	$1,852.5	$1,633.6

Note 4. Debt
Debt at September 30, 2009 and December 31, 2008 was as follows (in millions):

	September 30,	December 31,
	2009	2008
Allegheny Technologies $402.5 million 4.25% Convertible Notes due 2014	$402.5	$—
Allegheny Technologies $350 million 9.375% Notes due 2019	350.0	—
Allegheny Technologies $300 million 8.375% Notes due 2011, net (a)	118.0	304.2
Allegheny Ludlum 6.95% debentures due 2025	150.0	150.0
Domestic Bank Group $400 million unsecured credit agreement	—	—
Promissory note for J&L asset acquisition	20.5	30.7
Foreign credit agreements	21.4	15.6
Industrial revenue bonds, due through 2020	8.1	9.0
Capitalized leases and other	0.1	0.3

Total short-term and long-term debt	1,070.6	509.8
Short-term debt and current portion of long-term debt	(20.2)	(15.2)

Total long-term debt	$1,050.4	$494.6

(a)	Includes fair value adjustments for settled interest rate swap contracts of $2.0 million at September 30, 2009 and $6.7 million at December 31, 2008.
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
     The Company does not have the right to redeem the Convertible Notes prior to the stated maturity date. Holders of the Convertible Notes have the option to convert their notes into shares of ATI common stock at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date (June 1, 2014). The initial conversion rate for the Convertible Notes is 23.9263 shares of ATI common stock per $1,000 (in whole dollars) principal amount of notes (9,630,336 shares), equivalent to a conversion price of approximately $41.795 per share, subject to adjustment, as defined in the Convertible Notes. Other than receiving cash in lieu of fractional shares, holders do not have the option to receive cash instead of shares of common stock upon conversion. Accrued and unpaid interest that exists upon conversion of a note will be deemed paid by the delivery of shares of ATI common stock and no cash payment or additional shares will be given to holders.
     If the Company undergoes a fundamental change, as defined in the Convertible Notes, holders may require the Company to repurchase all or a portion of their notes at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest up to, but excluding, the repurchase date. Such a repurchase will be made in cash.
2019 Notes
In June 2009, the Company issued $350 million in aggregate principal amount of 9.375% unsecured Senior Notes with a maturity of June 2019 (the “2019 Notes”). Interest is payable semi-annually on June 1 and December 1 of each year. The 2019 Notes were issued under ATI’s shelf registration statement and are not listed on any national securities exchange. Net proceeds of $344.2 million from the sale of the 2019 Notes were used to retire $183.3 million of the Company’s 2011 Notes, as discussed below, and for general corporate purposes. The underwriting fees, discount, and other third-party expenses for the issuance of the 2019 Notes were $5.8 million and will be amortized to interest expense over the 10-year term of the 2019 Notes. The 2019 Notes are unsecured and unsubordinated obligations of the Company and equally ranked with all of its existing and future senior unsecured debt. The 2019 Notes restrict the Company’s ability to create certain liens, to enter into sale leaseback transactions, and to consolidate, merge or transfer all, or substantially all, of its assets. The Company has the option to redeem the 2019 Notes, as a whole or in part, at any time or from time to time, on at least 30 days, but not more than 60 days, prior notice to the holders of the Notes at a redemption price specified in the 2019 Notes. The 2019 Notes are subject to repurchase upon the occurrence of a change in control repurchase event (as defined in the 2019 Notes) at a repurchase price in cash equal to 101% of the aggregate principal amount of the Notes repurchased, plus any accrued and unpaid interest on the 2019 Notes repurchased.
Retirement of 2011 Notes
In June 2009, the Company completed a tender offer for the Company’s 8.375% Notes due in 2011 (the “2011 Notes”) of which $300 million in aggregate principal amount was outstanding prior to the tender offer. As a result of the tender offer, the Company retired $183.3 million of the 2011 Notes and recognized a pre-tax charge of $9.2 million in the 2009 second quarter for the costs of acquiring the 2011 Notes. As of September 30, 2009, $116.7 million in face value of the 2011 Notes remain outstanding.
Amendment to Unsecured Credit Agreement
In May 2009, the Company amended its $400 million domestic bank group credit agreement to redefine the two financial covenants to provide additional financial flexibility. The amendment restates the definition of consolidated earnings before interest and taxes, and consolidated earnings before income, taxes, depreciation and amortization as used in the interest coverage and leverage ratios to exclude any non-cash pension expense or income and restates the definition of consolidated indebtedness used in the leverage ratio, which previously was based on gross indebtedness, to be net of cash on hand in excess of $50 million. As of September 30, 2009, there had been no borrowings made under the facility, although a portion of the facility was used to support approximately $10 million in letters of credit.
     The Company has an additional separate credit facility for the issuance of letters of credit. As of September 30, 2009, $30 million in letters of credit was outstanding under this facility.
     In addition, STAL, the Company’s Chinese joint venture company in which ATI has a 60% interest, had approximately $4 million in letters of credit outstanding as of September 30, 2009 related to the expansion of its operations in Shanghai, China. These letters of credit are supported solely by STAL’s financial capability without any guarantees from the joint venture partners.
Note 5. Per Share Information
The following table sets forth the computation of basic and diluted net income (loss) per common share
(in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator for basic and diluted net income (loss) per common share — net income (loss) attributable to ATI	$1.4	$144.1	$(6.1)	$455.0

Denominator:
Denominator for basic net income (loss) per common share-weighted average shares	97.2	99.0	97.2	100.2
Effect of dilutive securities:
Option equivalents	0.4	0.5	—	0.5
Contingently issuable shares	0.4	0.2	—	0.2

Denominator for diluted net income (loss) per common share — adjusted weighted average shares and assumed conversions	98.0	99.7	97.2	100.9
Basic net income (loss) attributable to ATI per common share	$0.01	$1.46	$(0.06)	$4.54

Diluted net income (loss) attributable to ATI per common share	$0.01	$1.45	$(0.06)	$4.51

     Common stock that would be issuable upon the assumed conversion of the 2014 Convertible Notes and other option equivalents and contingently issuable shares were excluded from the computation of contingently issuable shares, and therefore, from the denominator for diluted earnings per share for the three months and nine months ended September 30, 2009, because the effect of inclusion would have been anti-dilutive. Excluded shares for the three months and nine months ended September 30, 2009 were 9.6 million and 5.1 million, respectively.
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
     The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of September 30, 2009, the Company had entered into financial hedging arrangements primarily at the request of its customers, related to firm orders, for approximately 5% of the Company’s total annual nickel requirements through

2010. Any gain or loss associated with these hedging arrangements is included in the selling price to the customer requesting the hedge over the designated hedge period.
     At September 30, 2009, the outstanding financial derivatives used to hedge the Company’s exposure to natural gas cost volatility represented approximately 50% of its forecasted requirements through 2011.
     While the majority of the Company’s direct export sales are transacted in U.S. dollars, foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk. At September 30, 2009, the outstanding financial derivatives used to hedge the Company’s exposure to foreign currency, primarily euros, represented approximately 6% of our forecasted total international sales through 2011. In addition, the Company may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions.
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

(in millions):		September 30,	December 31,
Asset derivatives	Balance sheet location	2009	2008
Nickel and other raw material contracts	Prepaid expenses and other current assets	$10.9	$7.0
Foreign exchange contracts	Prepaid expenses and other current assets	2.1	—
Natural gas contracts	Prepaid expenses and other current assets	0.2	—
Foreign exchange contracts	Other assets	2.4	10.2
Nickel and other raw material contracts	Other assets	2.2	—

Total asset derivatives		$17.8	$17.2

Liability derivatives

Natural gas contracts	Accrued liabilities	$12.1	$14.3
Foreign exchange contracts	Accrued liabilities	0.1	0.2
Nickel and other raw material contracts	Accrued liabilities	—	31.6
Natural gas contracts	Other long-term liabilities	7.9	5.4
Nickel and other raw material contracts	Other long-term liabilities	—	10.0

Total liability derivatives		$20.1	$61.5
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
Activity with regard to derivatives designated as cash flow hedges for the three and nine month periods ended September 30, 2009 was as follows (in millions):

			Amount of Gain (Loss)
		Amount of Gain (Loss)	Recognized in Income
	Amount of Gain	Reclassified from	on Derivatives (Ineffective
	(loss) Recognized in	Accumulated OCI	Portion and Amount
	OCI on Derivatives	into Income	Excluded from
	(Effective Portion)	(Effective Portion) (a)	Effectiveness Testing (b)
Derivatives in Cash Flow	Three Months Ended	Three Months Ended	Three Months Ended
Hedging Relationships	September 30, 2009	September 30, 2009	September 30, 2009
Nickel and other raw material contracts	$3.1	$(0.1)	$—
Natural gas contracts	(1.4)	(3.1)	—
Foreign exchange contracts	(4.0)	0.8	—

Total	$(2.3)	$(2.4)	$—

	Nine Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009	September 30, 2009
Nickel and other raw material contracts	$19.2	$(12.1)	$—
Natural gas contracts	(9.5)	(12.2)	—
Foreign exchange contracts	(3.2)	4.5	0.6

Total	$6.5	$(19.8)	$0.6

(a)	The gains (losses) reclassified from accumulated OCI into income related to the effective portion of the derivatives are presented in cost of sales.

(b)	The gains (losses) recognized in income on derivatives related to the ineffective portion and the amount excluded from effectiveness testing are presented in selling and administrative expenses.
     Assuming market prices remain constant with the rates at September 30, 2009, a gain of $0.6 million is expected to be recognized over the next 12 months.
     The disclosures of gains or losses presented above for nickel and other raw material contracts and foreign currency contracts do not take into account the anticipated underlying transactions. Since these derivative contracts represent hedges, the net effect of any gain or loss on results of operations may be fully or partially offset.
     There are no credit risk-related contingent features in the Company’s derivative contracts, and the contracts contained no provisions under which the Company has posted, or would be required to post, collateral. The counterparties to the Company’s derivative contracts were substantial and creditworthy commercial banks that are recognized market makers. The Company controls its credit exposure by diversifying across multiple counterparties and by monitoring credit ratings and credit default swap spreads of its counterparties. The Company also enters into master netting agreements with counterparties when possible.
Note 7. Income Taxes
     A $1.4 million tax benefit was recognized during the third quarter 2009. This resulted from an effective tax rate of 39.6% reduced by an income tax benefit of $2.4 million for adjustment of taxes paid in a prior year. The third quarter 2008 included an income tax provision of $83.9 million, or 36.3% of income before tax.
     For the first nine months of 2009, the provision for income taxes was $5.3 million compared to $243.0 million, or 34.5% of income before tax, for the first nine months of 2008. The 2009 provision included a non-recurring tax charge of $11.5 million, primarily associated with the tax consequences of the June 2009 $350 million voluntary contribution to the pension plan partially offset by net discrete income tax benefit adjustments of $7.3 million associated with prior years’ taxes.
     Primarily as a result of the $350 million voluntary pension contribution in June 2009 which was designated to pertain to the 2008 tax year, the Company received a U.S. Federal income tax refund of $108.5 million in the 2009 second quarter.

Note 8. Pension Plans and Other Postretirement Benefits
     The Company has defined benefit pension plans and defined contribution plans covering substantially all employees. Benefits under the defined benefit pension plans are generally based on years of service and/or final average pay. The Company funds the U.S. pension plans in accordance with the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code. In June 2009, the Company made a $350 million voluntary cash contribution to its U.S. defined benefit pension plan to improve the plan’s funded position.
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
     For the three and nine month periods ended September 30, 2009 and 2008, the components of pension (income) expense and components of other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Pension Benefits:
Service cost — benefits earned during the year	$5.6	$7.1	$17.7	$21.1
Interest cost on benefits earned in prior years	34.8	32.6	103.7	97.9
Expected return on plan assets	(42.1)	(50.3)	(114.0)	(150.7)
Amortization of prior service cost	4.1	4.3	12.3	12.6
Amortization of net actuarial loss	17.4	3.3	59.2	9.8

Total pension (income) expense	$19.8	$(3.0)	$78.9	$(9.3)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Other Postretirement Benefits:
Service cost — benefits earned during the year	$0.7	$0.8	$2.2	$2.3
Interest cost on benefits earned in prior years	8.1	7.9	24.4	23.7
Expected return on plan assets	(0.4)	(1.4)	(1.2)	(4.2)
Amortization of prior service credit	(4.8)	(5.4)	(14.4)	(16.0)
Amortization of net actuarial loss	1.6	1.3	4.8	3.9

Total other postretirement benefit expense	$5.2	$3.2	$15.8	$9.7

Total retirement benefit expense — defined benefit plans	$25.0	$0.2	$94.7	$0.4

Other postretirement benefit costs for a defined contribution plan were $0.5 million and $1.5 million for the three and nine months ended September 30, 2009, respectively. For 2008, other postretirement costs for a defined contribution plan were $2.3 million and $5.4 million for the three and nine months ended September 30, 2008, respectively.

Note 9. Business Segments
Following is certain financial information with respect to the Company’s business segments for the periods indicated (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Total sales:
High Performance Metals	$292.8	$554.1	$1,036.5	$1,639.5
Flat-Rolled Products	369.2	779.1	1,098.3	2,390.6
Engineered Products	59.9	130.1	195.6	394.3

	721.9	1,463.3	2,330.4	4,424.4

Intersegment sales:
High Performance Metals	13.6	43.9	48.9	143.8
Flat-Rolled Products	5.0	14.5	20.7	45.0
Engineered Products	5.7	12.5	21.6	38.6

	24.3	70.9	91.2	227.4

Sales to external customers:
High Performance Metals	279.2	510.2	987.6	1,495.7
Flat-Rolled Products	364.2	764.6	1,077.6	2,345.6
Engineered Products	54.2	117.6	174.0	355.7

	$697.6	$1,392.4	$2,239.2	$4,197.0

Operating Profit (Loss):
High Performance Metals	$51.3	$139.6	$146.6	$421.8
Flat-Rolled Products	11.3	105.7	41.3	322.2
Engineered Products	(8.6)	6.1	(24.1)	22.8

Total operating profit	54.0	251.4	163.8	766.8

Corporate expenses	(15.7)	(13.4)	(38.7)	(46.5)
Interest expense, net	(8.1)	(1.7)	(9.3)	(2.8)
Other expense, net of gains on asset sales	(2.1)	(2.8)	(7.5)	(6.7)
Debt extinguishment costs	—	—	(9.2)	—
Retirement benefit expense	(25.5)	(2.5)	(96.2)	(5.8)

Income before income taxes	$2.6	$231.0	$2.9	$705.0

     Retirement benefit expense represents defined benefit plan pension expense, and other postretirement benefit expense for both defined benefit and defined contribution plans. Operating profit with respect to the Company’s business segments excludes any retirement benefit expense.
     Corporate expenses for the three months ended September 30, 2009 were $15.7 million, compared to $13.4 million for the three months ended September 30, 2008. This increase is due primarily to higher expenses associated with long-term performance-based incentive compensation programs.
     Other expense, net of gains on asset sales, primarily includes charges incurred in connection with closed operations and other non-operating income or expense. These items are presented primarily in selling and administrative expenses and in other expense in the statement of operations. These items resulted in net charges of $2.1 million for the three months ended September 30, 2009 and $2.8 million for the three months ended September 30, 2008. The decrease in the quarter was primarily related to lower expenses at closed operations. For the nine months ended 2009, other expense, net of gains on asset sales, was $7.5 million, compared to $6.7 million for the prior year period. This increase on a year to date basis was primarily related to lower foreign currency gains, and higher franchise and other non-income related taxes.

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

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
September 30, 2009

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and cash equivalents	$0.2	$606.6	$219.5	$—	$826.3
Accounts receivable, net	1.4	161.4	253.0	—	415.8
Inventories, net	—	145.4	591.9	—	737.3
Prepaid expenses and other current assets	21.3	8.0	38.4	—	67.7

Total current assets	22.9	921.4	1,102.8	—	2,047.1
Property, plant and equipment, net	3.7	417.3	1,431.5	—	1,852.5
Cost in excess of net assets acquired	—	112.1	84.2	—	196.3
Prepaid pension asset	124.7	—	—	—	124.7
Deferred income taxes	20.6	—	—	—	20.6
Investments in subsidiaries and other assets	3,917.7	1,282.8	1,029.6	(6,091.3)	138.8

Total assets	$4,089.6	$2,733.6	$3,648.1	$(6,091.3)	$4,380.0

Liabilities and stockholders’ equity:
Accounts payable	$3.0	$139.6	$140.4	$—	$283.0
Accrued liabilities	1,007.2	63.2	607.1	(1,398.9)	278.6
Deferred income taxes	0.3	—	—	—	0.3
Short-term debt and current portion of long-term debt	—	10.5	9.7	—	20.2

Total current liabilities	1,010.5	213.3	757.2	(1,398.9)	582.1
Long-term debt	870.5	361.3	18.6	(200.0)	1,050.4
Accrued postretirement benefits	—	263.0	181.4	—	444.4
Pension liabilities	9.5	2.8	21.3	—	33.6
Other long-term liabilities	45.6	22.2	48.2	—	116.0

Total liabilities	1,936.1	862.6	1,026.7	(1,598.9)	2,226.5

Total stockholders’ equity	2,153.5	1,871.0	2,621.4	(4,492.4)	2,153.5

Total liabilities and stockholders’ equity	$4,089.6	$2,733.6	$3,648.1	$(6,091.3)	$4,380.0

Note 10. CONTINUED
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations
For the nine months ended September 30, 2009

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Sales	$—	$984.0	$1,255.2	$—	$2,239.2
Cost of sales	52.1	925.0	1,012.1	—	1,989.2
Selling and administrative expenses	89.8	27.1	112.0	—	228.9
Interest income (expense), net	(2.1)	(7.2)	—	—	(9.3)
Debt extinguishment costs	9.2	—	—	—	9.2
Other income (expense) including equity in income of unconsolidated subsidiaries	156.1	1.7	4.3	(161.8)	0.3

Income before income tax provision	2.9	26.4	135.4	(161.8)	2.9
Income tax provision	5.3	11.4	60.2	(71.6)	5.3

Net income (loss)	(2.4)	15.0	75.2	(90.2)	(2.4)
Less: Net income attributable to noncontrolling interest	3.7	—	3.7	(3.7)	3.7

Net income (loss) attributable to ATI	$(6.1)	$15.0	$71.5	$(86.5)	$(6.1)

Condensed Statements of Cash Flows
For the nine months ended September 30, 2009

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash flows provided by operating activities	$16.6	$77.0	$79.0	$(23.2)	$149.4

Cash flows used in investing activities	(132.8)	(55.3)	(248.9)	134.4	(302.6)

Cash flows provided by financing activities	113.2	303.1	204.5	(111.2)	509.6

Increase (decrease) in cash and cash equivalents	$(3.0)	$324.8	$34.6	$—	$356.4

Note 10. CONTINUED
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
December 31, 2008

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and cash equivalents	$3.2	$281.8	$184.9	$—	$469.9
Accounts receivable, net	0.3	191.9	338.3	—	530.5
Inventories, net	—	190.4	697.2	—	887.6
Prepaid expenses and other current assets	0.6	4.7	36.1	—	41.4

Total current assets	4.1	668.8	1,256.5	—	1,929.4
Property, plant and equipment, net	1.5	395.2	1,236.9	—	1,633.6
Cost in excess of net assets acquired	—	112.1	78.8	—	190.9
Deferred income taxes	281.6	—	—	—	281.6
Investments in subsidiaries and other assets	4,666.3	1,514.7	1,304.3	(7,350.4)	134.9

Total assets	$4,953.5	$2,690.8	$3,876.5	$(7,350.4)	$4,170.4

Liabilities and stockholders’ equity:
Accounts payable	$3.7	$83.7	$191.1	$—	$278.5
Accrued liabilities	2,132.3	74.5	798.1	(2,682.9)	322.0
Deferred income taxes	78.2	—	—	—	78.2
Short-term debt and current portion of long-term debt	—	10.5	4.7	—	15.2

Total current liabilities	2,214.2	168.7	993.9	(2,682.9)	693.9
Long-term debt	304.2	371.8	18.6	(200.0)	494.6
Accrued postretirement benefits	—	270.9	176.0	—	446.9
Pension liabilities	351.2	3.2	23.8	—	378.2
Other long-term liabilities	54.9	18.3	54.6	—	127.8

Total liabilities	2,924.5	832.9	1,266.9	(2,882.9)	2,141.4

Total stockholders’ equity	2,029.0	1,857.9	2,609.6	(4,467.5)	2,029.0

Total liabilities and stockholders’ equity	$4,953.5	$2,690.8	$3,876.5	$(7,350.4)	$4,170.4

Note 10. CONTINUED
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations
For the nine months ended September 30, 2008

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Sales	$—	$2,163.9	$2,033.1	$—	$4,197.0
Cost of sales	(7.6)	1,832.0	1,443.1	—	3,267.5
Selling and administrative expenses	69.0	29.5	125.2	—	223.7
Interest income (expense), net	(1.2)	(7.5)	5.9	—	(2.8)
Other income (expense) including equity in income of unconsolidated subsidiaries	767.6	21.4	(0.1)	(786.9)	2.0

Income before income tax provision	705.0	316.3	470.6	(786.9)	705.0
Income tax provision	243.0	116.9	157.8	(274.7)	243.0

Net income	462.0	199.4	312.8	(512.2)	462.0
Less: Net income attributable to noncontrolling interest	7.0	—	7.0	(7.0)	7.0

Net income attributable to ATI	$455.0	$199.4	$305.8	$(505.2)	$455.0

Condensed Statements of Cash Flows
For the nine months ended September 30, 2008

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) operating activities	$(65.7)	$117.9	$292.4	$—	$344.6

Cash flows used in investing activities	(0.1)	(39.2)	(324.5)	—	(363.8)

Cash flows provided by (used in) financing activities	71.2	(178.6)	(224.1)	—	(331.5)

Increase (decrease) in cash and cash equivalents	$5.4	$(99.9)	$(256.2)	$—	$(350.7)

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
     At September 30, 2009, the Company’s reserves for environmental remediation obligations totaled approximately $17 million, of which $8 million was included in other current liabilities. The reserve includes estimated probable future costs of $5 million for federal Superfund and comparable state-managed sites; $6 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $3 million for owned or controlled sites at which Company operations have been discontinued; and $3 million for sites utilized by the Company in its ongoing operations. The Company continues to evaluate whether it may be able to recover a portion of future costs for environmental liabilities from third parties.
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
     A number of other lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its currently and formerly owned businesses, including those pertaining to product liability, patent infringement, commercial, government contract work, employment, employee benefits, taxes, environmental, health and safety, occupational disease, and stockholder matters. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.
Note 12. Subsequent Event
     On October 23, 2009, the Company acquired the assets of Crucible Compaction Metals and Crucible Research, a western Pennsylvania producer of advanced powder metal products, for $40.95 million. This business has been named ATI Powder Metals and will be part of the High Performance Metals business segment.

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
Results of Operations
We operate in three business segments: High Performance Metals, Flat-Rolled Products, and Engineered Products. These segments represented the following percentages of our total revenues and segment operating profit for the first nine months of 2009 and 2008:

	2009		2008
		Operating		Operating
	Revenue	Profit (Loss)	Revenue	Profit
High Performance Metals	44%	90%	36%	55%

Flat-Rolled Products	48%	25%	56%	42%

Engineered Products	8%	(15%)	8%	3%

     Sales for the third quarter 2009 were $697.6 million, a decrease of 50% compared to the third quarter 2008, as the challenging business conditions resulting from the severe global economic recession led to significantly lower shipments and raw material surcharges and indices for most products. Compared to the 2008 third quarter, sales for the 2009 third quarter decreased 45% in the High Performance Metals segment, 52% in the Flat-Rolled Products segment, and 54% in the Engineered Products segment. For the nine months ended September 30, 2009, sales were $2.24 billion, a decrease of 47% compared to same period of 2008. Sales for the first nine months of 2009 decreased 34% in the High Performance Metals segment, 54% in the Flat-Rolled Products segment, and 51% in the Engineered Products segment compared to the 2008 period.
     Demand from the global aerospace and defense, electrical energy, chemical process industry, oil and gas, and medical markets accounted for 75% of our sales for the first nine months of 2009. Aerospace and defense was the largest of our markets at 32% of sales for the first nine months of 2009, with the electrical energy market representing 20% of total sales, and sales to the chemical process industry and oil and gas markets representing 19%. Commercial aerospace continued to be impacted by schedule pushouts and uncertainties as the supply chain adjusted to revised 2009 commercial airplane build schedules, uncertain 2010 build schedules, and reduced demand from the aeroengine aftermarket due primarily to the global recession. In the electrical energy market, demand for our grain-oriented electrical steel held up well despite reduced demand from the housing market due to our long-term agreements with major customers. In addition, demand for our exotic alloys for nuclear energy applications remained solid. In the oil and gas market, downhole drilling demand was sluggish as drill rig activity decreased significantly due to the global recession and lower crude oil prices. On the other hand, demand for our products for offshore and large pipeline projects held up well as these long-term projects remained on track. In the chemical process industry, demand for our exotic alloys decreased due to the timing of projects. Demand for our large castings for wind energy applications was nearly nonexistent, as most of these projects remain on hold due to the tight credit market. Demand from consumer-related markets, such as appliance and residential construction, improved slightly but remained weak by historical standards.
     For the first nine months of 2009, direct international sales were $691.3 million, or 31% of total sales, compared to 29% for the comparable 2008 period. Sales of our high-value products (titanium and titanium alloys, nickel-based alloys and superalloys, and specialty alloys, exotic alloys, Precision Rolled Strip® and standard strip products, grain-oriented electrical steel and tungsten materials) represented 79% of total sales compared to nearly 71% of sales in the first nine months of 2008. Titanium product shipments, including ATI-produced products for our Uniti titanium joint venture, were 27.1 million pounds in the first nine months of 2009, which represents 21% of total sales, and compares to 36.1 million pounds in the first nine months of 2008.
     Segment operating profit for the third quarter 2009 was $54.0 million, or 7.7% of sales, compared to $251.4 million, or 18.1% of sales, in the third quarter 2008. For the first nine months of 2009, segment operating profit was $163.8 million, or 7.3% of sales, compared to $766.8 million, or 18.3% of sales, in the comparable period of 2008. Segment operating profit for 2009 was adversely affected by the decline in shipments for most products due primarily to the global economic recession and lower base selling prices due to a more competitive pricing environment. In addition, 2009 results were negatively impacted by idle facility, workforce reduction and start-up costs of $18.9 million in the 2009 third quarter and $43.1 million for the first nine months of 2009.
     The selling prices for many of our products include surcharges or indices by which we attempt to match changes in raw material costs, and in some cases energy costs, with shipments. The first nine months of 2009 results were adversely impacted by approximately $83 million in out-of-phase raw material surcharges and indices, all of which occurred in the first six months of 2009, due primarily to the rapid decrease in the cost of raw materials in late 2008. This was partially offset by a LIFO inventory valuation reserve benefit of $4.5 million in the 2009 third quarter, and $59.0 million in the first nine months of 2009 as a result of a decline in raw material costs in 2009. Results for the third quarter and first nine months of 2008 included a LIFO inventory valuation reserve benefit of $41.0 million and $36.3 million, respectively. Third quarter 2009 benefited from gross cost reductions, before the effects of inflation, of $47.2 million bringing gross cost reductions for the first nine months of 2009 to $121.4 million. Segment operating profit (loss) as a percentage of sales for the three month and nine month periods ended September 30, 2009 and 2008 was:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
High Performance Metals	18.4%	27.4%	14.8%	28.2%
Flat-Rolled Products	3.1%	13.8%	3.8%	13.7%
Engineered Products	(15.9%)	5.2%	(13.9%)	6.4%
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
     Income before tax for the third quarter 2009 was $2.6 million compared to $231.0 million for the third quarter 2008. For the first nine months of 2009, income before tax was $2.9 million compared to $705.0 million for the comparable period of 2008. In addition to the factors discussed above, income before tax was adversely impacted by an increase in retirement benefit expenses of $23.0 million and $90.4 million for the three and nine months ended September 30, 2009, respectively, resulting from lower returns on benefit plan assets in 2008 notwithstanding the positive impact of the voluntary pension contributions made over the last several years.
     Net income attributable to common stockholders for the third quarter 2009 was $1.4 million, or $0.01 per share, compared to the third quarter 2008 net income attributable to common stockholders of $144.1 million, or $1.45 per share. For the nine months ended September 30, 2009, net loss attributable to common stockholders, including special charges, was $6.1 million, or $0.06 per share compared to net income of $455.0 million, or $4.51 per share, for the comparable 2008 period. As discussed above, the second quarter 2009 included non-recurring after-tax charges of $17.0 million, or $0.17 per share, related to debt retirement and the tax implications of the $350 million voluntary pension contribution. Excluding special charges, for the nine months ended September 30, 2009, net income attributable to common stockholders was $10.9 million, or $0.11 per share.
     We ended the 2009 first nine months with cash on hand of $826.3 million. During the first nine months of 2009, cash flow from operating activities was $391 million, excluding the voluntary cash contribution to the pension plan and the federal tax refund associated with the pension contribution. This strong cash flow was used, in part, to self-fund approximately $308 million in strategic capital investments. In addition to the proactive liability management actions discussed above, in June 2009 we also amended our $400 million domestic credit facility to increase financial flexibility. At the end of the 2009 third quarter, we had no borrowings under this credit facility and no significant near-term debt maturities. Net debt to total capitalization was 10.5% and total debt to total capitalization was 34.0%.
     For the fourth quarter 2009 short-term outlook, we are seeing some positive data points in certain markets; however, many of our customers remain cautious due to the uncertain global economy and are keeping inventories low. This uncertainty is exaggerated by recent volatility in prices of raw materials, particularly nickel, which impacts customer buying patterns from month to month and at year-end. As a result of these conditions, and expected new facility start-up and other costs, we expect ATI’s fourth quarter 2009 earnings performance to be similar to that achieved in the third quarter 2009.
     Looking ahead, we expect our operating earnings performance to improve throughout 2010 as compared to 2009. We believe 2010 to be a transition year to the next growth cycle in most of our markets, particularly the aerospace and global infrastructure markets.
     Although we expect only a modest economic recovery in 2010, we are focused on continuing to position ATI in targeted global markets. We expect to benefit greater than the recovery and growth in our core markets in 2010 and beyond by improving our position with key customers, adding new products to our unique specialty metals portfolio, improving our cost structure, maintaining our financial flexibility, and bringing on-line new world-class manufacturing capabilities.
High Performance Metals Segment
     Third quarter 2009 sales decreased 45% to $279.2 million compared to the same 2008 period. Shipments decreased 37% for both titanium and titanium alloys and nickel-based alloys and superalloys and specialty alloys primarily due to lower demand from the commercial aerospace market and oil and gas markets. As previously announced, we temporarily idled our titanium sponge facility in Albany, OR, effective July 31, 2009, to adjust production to market conditions. Shipments of exotic alloys decreased 24% primarily due to the timing of projects for the chemical process industry, which more than offset strong demand from the nuclear energy market. Average selling prices declined 23% for titanium and titanium alloys and 21% for nickel-based alloys and superalloys and specialty alloys. These average selling price decreases were primarily due to lower raw material indices as a result of lower raw material costs, and a more competitive pricing environment. Average selling prices for exotic alloys increased 23% due to increased demand for certain products and favorable product mix.
     Segment operating profit in the 2009 third quarter decreased to $51.3 million, or 18.4% of sales compared to $139.6 million, or 27.4% of sales, in the third quarter 2008. The decrease in operating profit primarily resulted from lower base selling prices for most products due to reduced demand and competitive pricing pressures, and reduced shipments for most products. In addition, operating profit was adversely affected by approximately $11.7 million for idle facility, workforce reduction, and start-up costs. These negative impacts were partially offset by higher margins on exotic alloys and the benefits of gross cost reductions. A LIFO inventory valuation reserve benefit of $10.0 million was recognized in the 2009 third quarter. In the third quarter 2008, a LIFO inventory valuation of $16.7 million was recognized.
     Segment results for 2009 benefited from $17.7 million of gross cost reductions in the third quarter, bringing first nine months gross cost reductions to $58.3 million.
     On October 23, 2009, we acquired the assets of Crucible Compaction Metals and Crucible Research, a producer of advanced powder metal products, for $40.95 million. This business has been named ATI Powder Metals and will be part of the High Performance Metals business segment.
     Certain comparative information on the segment’s major products for the three months ended September 30, 2009 and 2008 is provided in the following table:

	Three Months Ended
	September 30,		%
	2009	2008	Change
Volume (000’s pounds):
Titanium mill products	5,488	8,707	(37%)
Nickel-based and specialty alloys	6,511	10,365	(37%)
Exotic alloys	1,038	1,365	(24%)

Average prices (per pound):
Titanium mill products	$20.08	$25.95	(23%)
Nickel-based and specialty alloys	$14.87	$18.82	(21%)
Exotic alloys	$61.61	$49.91	23%
     For the nine months ended September 30, 2009, segment sales decreased 34% to $987.6 million, compared to the comparable prior year period. Shipments of titanium mill products and nickel-based alloys and superalloys and specialty alloys declined due primarily to inventory reduction actions in the aerospace supply chain. The aerospace supply chain has been responding to lower 2009 aircraft build rates, uncertain 2010 build rates, and reduced demand from the aftermarket due to the global recession. While demand for our exotic alloys from the nuclear electrical energy market continued to grow, shipments of exotic alloys decreased 12% primarily due to the timing of products for the chemical process industry. Average selling prices declined 18% for titanium and titanium alloys and 23% for nickel-based and specialty alloys. The average selling prices for titanium and titanium alloys and nickel-based alloys and superalloys and specialty alloys decreased primarily due to lower raw material indices as a result of lower raw material costs, and a more competitive pricing environment. Average selling prices for exotic alloys increased 23% due to increased demand for certain products and favorable product mix.
     Segment operating profit was $146.6 million for the nine months ended September 30, 2009, or 14.8% of sales, compared to $421.8 million, or 28.2% of sales, for the comparable prior year period. The decrease in operating profit primarily resulted from lower base selling prices for most products due to reduced demand and competitive pricing pressures, and reduced shipments for most products. In addition, operating profit was adversely affected by approximately $24 million from the impact of higher cost raw materials, primarily nickel and titanium, purchased in prior periods flowing through cost of sales in the first six months of 2009 and not being in phase with the raw material indices included in our selling prices. This was due primarily to the rapid decrease in raw material costs in late 2008 and the long manufacturing times of some of our products. Segment operating profit for the first nine months of 2009 was also adversely affected by approximately $22 million for idle facility, workforce reduction, and start-up costs. These negative impacts were partially offset by higher margins on exotic alloys and the benefits of gross cost reductions. In addition, as a result of lower raw material costs, LIFO inventory valuation reserve benefits of $9.5 million and $30.1 million were recognized in the first nine months of 2009 and 2008, respectively.
     Certain comparative information on the segment’s major products for the nine months ended September 30, 2009 and 2008 is provided in the following table:

	Nine Months Ended
	September 30,		%
	2009	2008	Change
Volume (000’s pounds):
Titanium mill products	18,386	25,184	(27%)
Nickel-based and specialty alloys	24,652	31,395	(21%)
Exotic alloys	3,674	4,194	(12%)

Average prices (per pound):
Titanium mill products	$21.38	$25.93	(18%)
Nickel-based and specialty alloys	$14.21	$18.55	(23%)
Exotic alloys	$58.85	$47.74	23%

Flat-Rolled Products Segment
     Third quarter 2009 sales were $364.2 million, 52% lower than the third quarter 2008, due primarily to significantly lower shipments and reduced raw material surcharges. Shipments of standard stainless products (sheet and plate) decreased 3% while total high-value products shipments decreased 32%. Average transaction prices for all products, which include surcharges, were 42% lower due primarily to significantly reduced raw material surcharges.
     Segment operating profit for the third quarter 2009 decreased to $11.3 million, or 3.1% of sales, compared to $105.7 million, or 13.8% of sales, for the third quarter 2008. Segment operating profit for 2009 third quarter was negatively impacted by lower shipments and approximately $6.0 million of costs associated with idle facilities and workforce reductions. In addition, operating profit was negatively affected by a $6.8 million charge to adjust the LIFO inventory valuation reserve as a result of rising raw material costs. This segment recognized a $26.1 million benefit for LIFO inventory valuation in both the first and second quarters of 2009. The third quarter 2008 included a LIFO inventory valuation benefit of $25.1 million.
     Segment results for 2009 benefited from $25.5 million in gross cost reductions in the third quarter, bringing the first nine months gross cost reductions in this segment to $53.5 million.
     Comparative information on the segment’s products for the three months ended September 30, 2009 and 2008 is provided in the following table:

	Three Months Ended
	September 30,		%
	2009	2008	Change
Volume (000’s pounds):
High value	90,602	133,322	(32)%
Standard	126,911	130,888	(3)%

Total	217,513	264,210	(18)%

Average prices (per lb.):
High value	$2.33	$3.44	(32)%
Standard	$1.18	$2.27	(48)%
Combined Average	$1.66	$2.86	(42)%
     For the nine months ended September 30, 2009, Flat-Rolled Products sales were $1.08 billion, which was 54% lower than the nine months ended September 30, 2008. The decline in sales was due primarily to significantly lower shipments and reduced raw material surcharges. Shipments of standard stainless products (sheet and plate) decreased 28% while total high-value products shipments decreased 30%. Average transaction prices for all products, which include surcharges, were 36% lower due to a combination of significantly reduced raw material surcharges and lower base prices for some products due to competitive pricing pressures. Demand from the electrical energy, chemical process industry, oil and gas, and aerospace and defense accounted for over 62% of sales in the first nine months of 2009.
     Segment operating profit for the first nine months of 2009 declined to $41.3 million, or 3.8% of sales, compared to $322.2 million, or 13.7% of sales, for the comparable prior year period. The decline in operating profit primarily resulted from lower shipments and average base selling prices for some of our products and the negative impact from $59 million of higher cost material purchased in prior periods flowing through cost of sales in the first six months of 2009 and not being in phase with raw material surcharges included in selling prices. This was due primarily to the rapid decrease in raw material costs in late 2008 and the long manufacturing times of some of our products. Segment operating profit for the first nine months of 2009 was also adversely impacted by approximately $17 million associated with idle facilities and workforce reduction costs. In addition, the segment benefited from a $45.6 million decrease in the LIFO inventory valuation reserve in the first nine months of 2009 due primarily to lower raw material costs. Results for the first nine months of 2008 benefited from a decrease in the LIFO inventory valuation reserve of $8.7 million.
     Comparative information on the segment’s products for the nine months ended September 30, 2009 and 2008 is provided in the following table:

	Nine Months Ended
	September 30,		%
	2009	2008	Change
Volume (000’s pounds):
High value	268,720	386,113	(30)%
Standard	346,696	481,372	(28)%

Total	615,416	867,485	(29)%

Average prices (per lb.):
High value	$2.46	$3.29	(25)%
Standard	$1.14	$2.18	(48)%
Combined Average	$1.71	$2.68	(36)%
Engineered Products Segment
     Sales for the third quarter and first nine months of 2009 were $54.2 million and $174.0 million, respectively, which were 54% and 51% lower than the same periods of 2008. Demand for our tungsten and tungsten carbide products, forged products, and cast products remained weak. Demand for our precision finishing services was good. Segment operating results for the third quarter 2009 was a loss of $8.6 million compared to income of $6.1 million, or 5.2% of sales, for the comparable 2008 period. For the nine months ended September 30, 2009, segment operating loss was $24.1 million, compared to income of $22.8 million, or 6.4% of sales in 2008. The decrease in 2009 segment operating profit was primarily due to the significantly lower shipments, reduced selling prices, and $4.4 million of workforce reduction and idle facilities costs. The segment benefited from a $1.3 million decrease in the LIFO inventory valuation reserve for the 2009 third quarter and a $4.0 million decrease for the first nine months of 2009. The third quarter and first nine months of 2008 included a LIFO inventory valuation reserve charge of $0.8 million and $2.5 million, respectively.
     Results for 2009 also benefited from $4.0 million of gross cost reductions in the third quarter 2009, bringing gross cost reductions for the first nine months to $9.6 million.
Corporate Items
     Corporate expenses increased to $15.7 million for the third quarter of 2009, compared to $13.4 million in the year-ago period. For the nine months ended September 30, 2009, corporate expenses decreased to $38.7 million compared to $46.5 million in the prior year-to-date period. These changes in corporate expenses for the 2009 third quarter and nine month period, compared to the comparable prior year periods, were primarily due to adjustments of expenses associated with annual and long-term performance-based cash incentive compensation programs.
     Interest expense, net of interest income, in the third quarter 2009 was $8.1 million compared to $1.7 million in the third quarter 2008. For the nine months ended September 30, 2009, net interest expense was $9.3 million compared to $2.8 million in the prior year-to-date period. The increase in interest expense was due to debt issuances completed in the second quarter 2009. Interest expense benefited from the capitalization of interest costs on strategic capital projects of $30.2 million in the first nine months of 2009 and by $17.7 million in the first nine months of 2008.
     In June 2009, we completed a tender offer resulting in the retirement of $183.3 million of the Company’s 8.375% notes due in December 2011, which left $116.7 million in face value of the 2011 Notes outstanding at the end of June 2009. As a result of this transaction, we recognized a pre-tax charge of $9.2 million in the 2009 second quarter for the costs of the debt retirement.
     Other expense, net of gains on asset sales, primarily includes charges incurred in connection with closed operations and other assets, and other non-operating income or expense. These items are presented primarily in selling and administration expenses, and in other income (expense) in the statement of operations and resulted in other expense of $2.1 million for the third quarter 2009 and $2.8 million for the third quarter 2008. For the nine months ended September 30, 2009, other expense, net of gains on asset sales was $7.5 million, compared to $6.7 million for the comparable 2008 period. The changes in expenses primarily related to the recognition of foreign currency gains and losses, and legal expenses.

     Retirement benefit expense, which includes pension expense and other postretirement expense, increased to $25.5 million in the third quarter 2009, compared to $2.5 million in the third quarter 2008. For the first nine months of 2009 retirement benefit expense increased to $96.2 million, compared to $5.8 million for the comparable 2008 period. These increases are primarily a result of lower returns on plan assets in 2008 partially offset by the positive benefits of voluntary pension contributions made over the last several years. However, retirement benefit expense decreased $7.9 million to $25.5 million in the third quarter 2009, compared to the second quarter 2009, primarily as a result a $350 million voluntary contribution to our U.S. defined benefit pension plan in June 2009, which significantly improved the plan’s funded position. For the third quarter 2009, retirement benefit expense of $15.9 million was included in cost of sales and $9.6 million was included in selling and administrative expenses. For the third quarter 2008, the amount of retirement benefit expense included in cost of sales was $1.6 million, and the amount included in selling and administrative expenses was $0.9 million. For the nine months ended September 30, 2009, retirement benefit expense of $67.2 million was included in cost of sales and $29.0 million was included in selling and administrative expenses. For the nine months ended September 30, 2008, the amount of retirement benefit expense included in cost of sales was $3.4 million, and the amount included in selling and administrative expenses was $2.4 million.
Income Taxes
     A $1.4 million tax benefit was recognized during the third quarter 2009. This resulted from an effective tax rate of 39.6% reduced by an income tax benefit of $2.4 million for adjustment of taxes paid in a prior year. The third quarter 2008 included an income tax provision of $83.9 million, or 36.3% of income before tax.
     For the first nine months of 2009, the provision for income taxes was $5.3 million compared to $243.0 million, or 34.5% of income before tax, for the first nine months of 2008. The 2009 provision included a non-recurring tax charge of $11.5 million, primarily associated with the tax consequences of the June 2009 $350 million voluntary contribution to the pension plan partially offset by net discrete income tax benefit adjustments of $7.3 million associated with prior years’ taxes.
     Primarily as a result of the $350 million voluntary pension contribution in June 2009, which was designated to pertain to the 2008 tax year, the Company received a U.S. Federal income tax refund of $108.5 million in the 2009 second quarter.
Financial Condition and Liquidity
     We believe that internally generated funds, current cash on hand, and available borrowings under existing credit lines will be adequate to meet foreseeable liquidity needs, including a substantial expansion of our production capabilities over the next few years. We did not borrow funds under our domestic senior unsecured credit facility during the first nine months of 2009. However, as of September 30, 2009 approximately $10 million of this facility was utilized to support letters of credit.
     If we needed to obtain additional financing using the credit markets, the cost and the terms and conditions of such borrowings may be influenced by our credit rating. As of September 30, 2009, Moody’s Investor Service’s senior unsecured debt rating for our Company was Baa3 with a stable ratings outlook. As of September 30, 2009, Standard & Poor’s Ratings Service’s corporate credit and senior unsecured debt rating for our Company was BBB- with a stable ratings outlook. Changes in our credit rating do not impact our access to, or the cost of, our existing credit facilities.
     We have no off-balance sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.
Cash Flow and Working Capital
     For the nine months ended September 30, 2009, cash provided by operating activities was $149.4 million, which includes a reduction in managed working capital of $344.8 million due to lower business activity and raw material costs, partially offset by a voluntary net cash pension contribution of $241.5 million ($350 million contribution less $108.5 million federal income tax refund). Excluding the voluntary net cash pension contribution, cash flow from operations was $390.9 million for the first nine months of 2009. Cash used in investing activities was $302.6 million in the 2009 first nine months and consisted primarily of capital expenditures. Cash provided by financing activities was $509.6 million in the 2009 first nine months due to receipt of $734.4 million of net proceeds from the second quarter 2009 debt issuances, partially offset by debt retirements of $189.4 million and dividend payments of $35.3 million. At September 30, 2009, cash and cash equivalents on hand totaled $826.3 million, an increase of $356.4 million from year end 2008.
     As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable and gross inventories, less accounts payable. In measuring performance in controlling this managed working capital, we exclude the effects of LIFO inventory valuation reserves, excess and obsolete inventory reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. At September 30, 2009, managed working capital was 35.0% of annualized sales, compared to 35.2% of annualized sales at December 31, 2008. During the first nine months of 2009, managed working capital decreased by $344.8 million, to $1,066.9 million. The decrease in managed working capital from December 31, 2008, resulted from a $115.3 million decrease in accounts receivable, a $224.2 million decrease in inventory, and a $5.3 million increase in accounts payable. While accounts receivable balances decreased during the first nine months of 2009, days sales outstanding, which measures actual collection timing for accounts receivable, remained comparable to year end 2008. Gross inventory turns, which excludes the effect of LIFO inventory valuation reserves, declined across all of our business segments due to significantly lower business activity.
The Components of managed working capital were as follows:

	September 30,	December 31,
(in millions)	2009	2008
Accounts receivable	$415.8	$530.5
Inventory	737.3	887.6
Accounts payable	(283.0)	(278.5)

Subtotal	870.1	1,139.6

Allowance for doubtful accounts	6.3	6.3
LIFO reserve	146.6	205.6
Corporate and other	43.9	60.2

Managed working capital	1,066.9	1,411.7

Annualized prior 2 months sales	$3,051.7	$4,008.0

Managed working capital as a % of annualized sales	35.0%	35.2%

Change in managed working capital from December 31, 2008	$(344.8)

Capital Expenditures
     We currently expect capital expenditures for 2009, including purchases of businesses, to be approximately $475 million, of which approximately $308 million was expended in the first nine months of 2009. We are significantly expanding our manufacturing capabilities to meet expected intermediate and long-term increased demand from the aerospace (engine and airframe) and defense, chemical process industry, oil and gas, electrical energy, and medical markets, especially for titanium and titanium-based alloys, nickel-based alloys and superalloys, specialty alloys, and exotic alloys. We are committed to continuing to self-fund these projects and can further adjust the timing of any project, if necessary. These self-funded capital investments include:
•	The expansion of ATI’s aerospace quality titanium sponge production capabilities. Titanium sponge is an important raw material used to produce our titanium mill products. Our greenfield premium-grade titanium sponge (jet engine rotating parts) facility in Rowley, UT is expected to begin initial production by the end of 2009. When this Utah sponge facility is fully operational, our total annual sponge production capacity including our Albany, OR standard grade titanium sponge facility is projected to be approximately 46 million pounds. These secure supply sources are intended to reduce our purchased titanium sponge and purchased titanium scrap requirements. In addition, the Utah facility will have the infrastructure in place to further expand annual capacity by approximately 18 million pounds, bringing the total annual capacity at that facility to 42 million pounds, if needed. We temporarily idled our Albany, OR titanium sponge facility, effective July 31, 2009, to adjust production and inventory levels to current market demand for titanium and titanium-based products.

•	The expansion of ATI’s mill products processing and finishing capabilities for titanium and titanium-based alloys, nickel-based alloys and superalloys, and specialty alloys. Announced projects include a $260 million expansion of our titanium and superalloy forging capacity at our Bakers, NC facility through the addition of an integrated 10,000 ton press forge, 700mm rotary forge, and conditioning, finishing and inspection facilities to produce large diameter products needed for certain demanding applications. The conditioning, finishing and inspection facilities began operations in the third quarter 2008, and the forging operations began operations in the third quarter 2009. Forging is a hot-forming process that produces wrought forging billet and forged machining bar from an ingot.

•	A new advanced specialty metals hot rolling and processing facility at our existing Brackenridge, PA site. The project is estimated to cost approximately $1.16 billion and take at least four years to complete. Our new advanced hot-rolling and processing facility is designed to be the most powerful mill in the world for production of specialty metals. It is designed to produce exceptional quality, thinner, and wider hot-rolled coils at reduced cost with shorter lead times, and require lower working capital requirements. When completed, we believe ATI’s new advanced specialty metals hot rolling and processing facility will provide unsurpassed manufacturing capability and versatility in the production of a wide range of flat-rolled specialty metals. We expect improved productivity, lower costs, and higher quality for our diversified product mix of flat-rolled specialty metals, including nickel-based and specialty alloys, titanium and titanium alloys, zirconium alloys, Precision Rolled Strip® products, and stainless sheet and coiled plate products. It is designed to roll and process exceptional quality hot bands of up to 78.62 inches, or 2 meters, wide.

•	In connection with the new advanced specialty metals hot rolling and processing facility, we announced the consolidation of our Natrona, PA grain-oriented electrical steel melt shop into ATI’s Brackenridge, PA melt shop. This consolidation is expected to improve the overall productivity of ATI’s flat-rolled grain-oriented electrical steel and other stainless and specialty alloys, and reduce the cost of producing slabs and ingots. The investment should also result in significant reduction of particulate emissions. We expect to realize considerable cost savings from this project beginning in late 2010.

•	We are increasing our capacity to produce zirconium products through capital expansions of zirconium sponge production and VAR melting. This new zirconium sponge and melting capacity better positions ATI for the current and expected strong growth in demand from the nuclear electrical energy and chemical process industry markets.

•	Our STAL joint venture commenced an expansion of its operations in Shanghai, China in late 2006. This expansion tripled STAL’s rolling and slitting capacity to produce Precision Rolled Strip® products at a cost of approximately $100 million. The additional slitting capacity commenced operations in June 2009 and the remainder of the facility was essentially completed in the third quarter 2009.

•	On October 23, 2009, we acquired the assets of Crucible Compaction Metals and Crucible Research, a western Pennsylvania producer of advanced powder metal products, for $40.95 million. This acquisition, which has been named ATI Powder Metals, expands our specialty metals product portfolio. Powder metals are used in the production of complex alloy chemistries, typically when conventional processes can not be used. Powder metals represent a growth opportunity for ATI as more powder metals are used in the aerospace industry for the latest generation of jet engines and for the production of near-net shape parts. Additional markets for these powder metals products include oil and gas, electrical energy, and medical.
Debt
     At September 30, 2009, we had $1,070.6 million in total outstanding debt, compared to $509.8 million at December 31, 2008, an increase of $560.8 million. The increase in debt was primarily due to new debt issuances, net of debt retirements, discussed below.

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
     We do not have the right to redeem the Convertible Notes prior to the stated maturity date. Holders of the Convertible Notes have the option to convert their notes into shares of ATI common stock at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date (June 1, 2014). The initial conversion rate for the Convertible Notes is 23.9263 shares of ATI common stock per $1,000 (in whole dollars) principal amount of notes (9,630,336 shares), equivalent to a conversion price of approximately $41.795 per share, subject to adjustment, as defined in the Convertible Notes. Other than receiving cash in lieu of fractional shares, holders do not have the option to receive cash instead of shares of common stock upon conversion. Accrued and unpaid interest that exists upon conversion of a note will be deemed paid by the delivery of shares of ATI common stock and no cash payment or additional shares will be given to holders.
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
Retirement of 2011 Notes
     In June 2009, we completed a tender offer for our 8.375% Notes due in 2011 (the “2011 Notes”) of which $300 million in aggregate principal amount was outstanding prior to the tender offer. As a result of the tender offer, we retired $183.3 million of the 2011 Notes and recognized a pre-tax charge of $9.2 million in the 2009 second quarter for the costs of acquiring the 2011 Notes. As of September 30, 2009, $116.7 million in face value of the 2011 Notes remain outstanding.
          In managing our overall capital structure, some of the measures on which we focus are net debt to total capitalization, which is the percentage of our debt, net of cash that may be available to reduce borrowings, to our total invested and borrowed capital, and total debt to total capitalization, which excludes cash balances. Net debt as a percentage of capitalization was 10.5% at September 30, 2009, compared to 2.0% at December 31, 2008. The net debt to capitalization was determined as follows:

($ in millions)	September 30, 2009	December 31, 2008
Total debt	$1,070.6	$509.8
Less: Cash	(826.3)	(469.9)

Net debt	$244.3	$39.9

Net debt	$244.3	$39.9
Total ATI stockholders’ equity	2,078.7	1,957.4

Net ATI capital	$2,323.0	$1,997.3

Net debt to ATI capital	10.5%	2.0%

Total debt to capitalization increased to 34% at September 30, 2009 from 20.7% December 31, 2008.
Total debt to total capitalization was determined as follows:

($ in millions)	September 30, 2009	December 31, 2008
Total debt	$1,070.6	$509.8
Total ATI stockholders’ equity	2,078.7	1,957.4

Total ATI capital	$3,149.3	$2,467.2

Total debt to total ATI capital	34.0%	20.7%

     In May 2009, we amended our $400 million senior unsecured domestic bank group credit agreement to redefine the two financial covenants to provide additional financial flexibility. The amendment restates the definition of consolidated earnings before interest and taxes, and consolidated earnings before income, taxes, depreciation and amortization as used in the interest coverage and leverage ratios to exclude any non-cash pension expense or income and restates the definition of consolidated indebtedness used in the leverage ratio, which previously was based on gross indebtedness, to be net of cash on hand in excess of $50 million. As of September 30, 2009, there had been no borrowings made under the facility, although approximately $10 million of the facility was used to support letters of credit. The unsecured facility requires us to maintain a leverage ratio (consolidated total indebtedness divided by consolidated earnings before interest, taxes and depreciation and amortization) of not greater than 3.25, and maintain an interest coverage ratio (consolidated earnings before interest and taxes divided by interest expense) of not less than 2.0. For the twelve months ended September 30, 2009, our leverage ratio was 0.90, and our interest coverage ratio was 18.49.
     The Company has an additional separate credit facility for the issuance of letters of credit. As of September 30, 2009, $30 million in letters of credit were outstanding under this facility.
     STAL, our Chinese joint venture company in which ATI has a 60% interest, has a 585 million renminbi (approximately $86 million at September 30, 2009 exchange rates) revolving credit facility with a group of banks. This credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners, and is intended to be utilized in the future for the expansion of STAL’s operations, which are located in Shanghai, China. As of September 30, 2009, there were no borrowings under this credit facility although STAL had approximately $4 million in letters of credit outstanding related to the expansion of its operations.
Dividends
     A regular quarterly dividend of $0.18 per share of common stock was declared on September 10, 2009, payable on September 29, 2009 to stockholders of record at the close of business on September 21, 2009. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate.

Critical Accounting Policies
Inventory
     At September 30, 2009, we had net inventory of $737.3 million. Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO) and average cost methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. The prices for many of the raw materials we use have been volatile. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a rise in raw material costs has a negative effect on our operating results, while conversely, a fall in material costs results in a benefit to operating results. For example, in 2008, the effect of falling raw material costs on our LIFO inventory valuation method resulted in cost of sales which was $169.0 million lower than would have been recognized if we utilized the FIFO methodology to value our inventory. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold.
     Since the LIFO inventory valuation methodology is designed for annual determination, interim estimates of the annual LIFO valuation are required. We recognize the effects of the LIFO inventory valuation method on an interim basis by projecting the expected annual LIFO cost and allocating that projection to the interim quarters equally. These projections of annual LIFO inventory valuation reserve changes are updated quarterly and are evaluated based upon material, labor and overhead costs and projections for such costs at the end of the year plus projections regarding year-end inventory levels. For the first nine months of 2009, we recognized a $59.0 million benefit associated with utilizing the LIFO inventory valuation methodology.
     The LIFO inventory valuation methodology is not utilized by many of the companies with which we compete, including foreign competitors. As such, our results of operations may not be comparable to those of our competitors during periods of volatile material costs due, in part, to the differences between the LIFO inventory valuation method and other acceptable inventory valuation methods.
     We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting reserve, if any, is recognized as an expense in the period that the need for the reserve is identified. At September 30, 2009, no significant reserves were required.
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
New Accounting Pronouncements Adopted
     As required, in the first quarter 2009, we adopted changes issued by the Financial Accounting Standards Board (FASB) to consolidation accounting and reporting. Early adoption of this accounting change was prohibited. These changes, among others, required that noncontrolling interests, formerly termed minority interests, be considered a component of equity for all periods presented. Noncontrolling interests were previously classified within other long-term liabilities. In addition, the practice of reporting minority interest expense or benefit changed. The statement of operations presentation has been revised to separately present consolidated net income (loss), which now includes the amounts attributable to ATI plus noncontrolling interests (minority interests), and net income (loss) attributable solely to ATI, for all periods presented. Absent a change in control, increases and decreases in the noncontrolling ownership interest amount are accounted for as equity transactions. As a result of adopting this accounting change, the balance sheet and the income statement have been recast retrospectively for the presentation of noncontrolling interest in our STAL joint venture.
     On January 1, 2009, we adopted changes issued by the FASB for fair value measurements as they relate to nonfinancial assets and nonfinancial liabilities. These changes define fair value, establish a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expand disclosures about fair value measurements. The fair value changes apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of this change, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the financial statements. The provisions will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of these changes in the definition and measurement of fair value.
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
Interest Rate Risk. We attempt to maintain a reasonable balance between fixed- and floating-rate debt to keep financing costs as low as possible. At September 30, 2009, we had approximately $42 million of floating rate debt outstanding with a weighted average interest rate of approximately 1.5%. Approximately $20 million of this floating rate debt is capped at a 6% maximum interest rate. Since the interest rate on floating rate debt changes with the short-term market rate of interest, we are exposed to the risk that these interest rates may increase, raising our interest expense in situations where the interest rate is not capped. For example, a hypothetical 1% increase in the rate of interest on the $22 million of our outstanding floating rate debt not subjected to a cap would result in increased annual financing costs of approximately $0.2 million.

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
     At September 30, 2009, the outstanding financial derivatives used to hedge our exposure to natural gas cost volatility represented approximately 50% of our forecasted requirements through 2011. The net mark-to-market valuation of these outstanding hedges at September 30, 2009 was an unrealized pre-tax loss of $19.8 million, of which $12.1 million was presented in accrued liabilities on the balance sheet with the remainder included in other long-term liabilities. The effects of the hedging activity will be recognized in income over the designated hedge periods. For the three months ended September 30, 2009, the effects of natural gas hedging activity increased cost of sales by $5.1 million.
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
     The majority of our products are sold utilizing raw material surcharges and index mechanisms. However as of September 30, 2009, we had entered into financial hedging arrangements primarily at the request of our customers related to firm orders for approximately 5% of our total annual nickel requirements through 2010. Any gain or loss associated with these hedging arrangements is included in the selling price to the customer requesting the hedge over the designated hedge period. At September 30, 2009, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax gain of $13.1 million, comprised of $10.9 million included in prepaid expenses and other current assets and $2.2 million in other long-term assets on the balance sheet.
Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies expected to be received from our export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk. At September 30, 2009, the outstanding financial derivatives used to hedge our exposure to foreign currency, primarily euros, represented approximately 6% of our forecasted total international sales through 2011. In addition, we may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At September 30, 2009, the net mark-to-market valuation of the outstanding foreign currency forward contracts was an unrealized pre-tax gain of $4.4 million, of which $2.1 million is included in other current assets, $2.4 million in other long-term assets, and $0.1 million in accrued liabilities on the balance sheet.
Item 4. Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of September 30, 2009, and they concluded that these controls and procedures are effective.
(b)	Changes in Internal Controls
There was no change in our internal control over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures as of September 30, 2009, conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     Allegheny Ludlum Corporation entered into a consent order and agreement with the Pennsylvania Department of Environmental Protection (PADEP) relating to allegations by the PADEP that it violated The Pennsylvania Clean Streams Law at the Company’s Specialty Plate Facility in Washington, PA. Pursuant to the agreement, the Company paid a civil penalty of $126,000.
     A number of lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, commercial, government contract work, employment, employee benefits, taxes, environmental, health and safety, occupational disease, and stockholder matters. Certain of such lawsuits, claims and proceedings are described in our Annual Report on Form 10-K for the year ended December 31, 2008, and addressed in Note 11 to the unaudited interim financial statements included herein. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.
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

Item 6.  Exhibits
(a)	Exhibits

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a — 14(a) or 15d — 14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a — 14(a) or 15d — 14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALLEGHENY TECHNOLOGIES INCORPORATED
(Registrant)

Date: November 5, 2009	By	/s/ Richard J. Harshman Richard J. Harshman
Executive Vice President, Finance and
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: November 5, 2009	By	/s/ Dale G. Reid Dale G. Reid
Vice President, Controller and
Chief Accounting Officer and Treasurer
(Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a — 14(a) or 15d — 14(a).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a — 14(a) or 15d — 14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document