Form 10-K
period 2009-12-31
ALLEGHENY TECHNOLOGIES INC
filed 2010-02-25
CIK 1018963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 1O-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark whether the Registrant is well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     On February 12, 2010, the Registrant had outstanding 98,198,719 shares of its Common Stock.
The aggregate market value of the Registrant’s voting stock held by non-affiliates at June 30, 2009 was approximately $3.39 billion, based on the closing price per share of Common Stock on June 30, 2009 of $34.93 as reported on the New York Stock Exchange. Shares of Common Stock known by the Registrant to be beneficially owned by directors and officers of the Registrant subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are not included in the computation. The Registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Exchange Act.
Documents Incorporated By Reference
Selected portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2010 are incorporated by reference into Part III of this Report.

INDEX

Page
Number
PART I
Item 1. Business	1
Item 1A. Risk Factors	9
Item 1B. Unresolved Staff Comments	12
Item 2. Properties	12
Item 3. Legal Proceedings	13
Item 4. Submission of Matters to a Vote of Security Holders	13

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14
Item 6. Selected Financial Data	15
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	42
Item 8. Financial Statements and Supplementary Data	44
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	79
Item 9A. Controls and Procedures	80
Item 9B. Other Information	82

PART III
Item 10. Directors and Executive Officers of the Registrant	82
Item 11. Executive Compensation	82
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	82
Item 13. Certain Relationships and Related Transactions, and Director Independence	83
Item 14. Principal Accountant Fees and Services	83

PART IV
Item 15. Exhibits, Financial Statements, Financial Statement Schedules	83

SIGNATURES
EX-10.23
EX-10.24
EX-10.25
EX-12.1
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

Item 1.	Business
The Company
Allegheny Technologies Incorporated (ATI) is a Delaware corporation with its principal executive offices located at 1000 Six PPG Place, Pittsburgh, Pennsylvania 15222-5479, telephone number (412) 394-2800, Internet website address http://www.atimetals.com. References to “Allegheny Technologies,” “ATI,” the “Company,” the “Registrant,” “we,” “our” and “us” and similar terms mean Allegheny Technologies Incorporated and its subsidiaries, unless the context otherwise requires.
Our Business
Allegheny Technologies is one of the largest and most diversified specialty metals producers in the world. We use innovative technologies to offer growing global markets a wide range of specialty metals solutions. Our products include titanium and titanium alloys, nickel-based alloys and superalloys, zirconium, hafnium and niobium, advanced powder alloys, stainless and specialty steel alloys, grain-oriented electrical steel, tungsten-based materials and cutting tools, carbon alloy impression die forgings, and large grey and ductile iron castings. Our specialty metals are produced in a wide range of alloys and product forms and are selected for use in applications that demand metals having exceptional hardness, toughness, strength, resistance to heat, corrosion or abrasion, or a combination of these characteristics.
     We focus our technological and unsurpassed manufacturing capabilities to serve global end use markets with highly diversified and specialized product offerings. Strategic end use markets for our products include:
     Aerospace and Defense. We are a world leader in the production of premium titanium alloys, nickel-based and cobalt-based alloys and superalloys, and vacuum-melted specialty alloys used in the manufacture of components for both commercial and military jet engines, as well as replacement parts for those engines. We also produce titanium alloys, vacuum-melted specialty alloys, and high-strength stainless alloys for use in commercial and military airframes, airframe components and missiles. ATI produces unique titanium and high-hard steel alloys as well as engineered parts and castings for the current and next-generation armored vehicles.
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
     Our recently acquired powder metals business is a supplier of nickel-based superalloy powder products for use in jet engines and other critical applications. Advanced powder metal engineered products are preferred for certain near-net-shape parts that require complex alloy chemistries.
     Our specialty alloys include vacuum-melted maraging steels used in the manufacture of aircraft landing gear and structural components, as well as jet engine components.
     ATI also offers tungsten cutting tools and machining solutions for difficult-to-machine specialty metals, such as titanium alloys, nickel-based superalloys, and specialty alloys used in airframe, jet engine, and armor applications.
     We continuously seek to develop new alloys to better serve the needs of this end use market. For example, we have developed ATI 425® alloy, a new cold-rollable alloy, as a lower cost alternative to the most popular high-strength titanium alloys, for use in airframe components. We have also developed Allvac 718 Plus® alloy, a new nickel-based superalloy that can withstand higher temperatures than the standard 718 superalloy, for use in legacy jet engines and the next generation of fuel efficient jet engines. ATI 425® — MIL cold-rollable titanium is an innovative new armor alloy that has the advantage of superior formability as compared to conventional high-strength titanium alloys.
ATI 500 — MIL™ high-hard steel armor is an innovative armor material that meets the demanding specifications for superior ballistic performance and is easier to fabricate than similar armor materials.

     Demand for our products by the aerospace and defense market has increased significantly over the last several years, but decreased since the onset of the current global recession in 2009. Based on current forecasts and existing backlogs reported by the two manufacturers of large commercial aircraft, we expect demand in this market to gradually and steadily improve in 2010 and recover to stronger growth beginning in 2011.
     Oil and Gas and Chemical Process Industry. The environments in which oil and gas can be found in commercial quantities have become more challenging, involving deep offshore wells, high pressure and temperature conditions, sour wells and unconventional sources, such as shale gas, liquid natural gas, and oil sands. Future challenging offshore environments are expected to be in remote locations that are further off the continental shelf, including arctic and tropic locations, often one mile or more below the water’s surface. The metal requirements for equipment, projected to operate for up to 30 years in these environments, requires the specialty metals that we produce.
     All of our business segments produce specialty metals products that are critical to the oil and gas industry and the chemical process industry. Our specialty metals, including titanium and titanium alloys, nickel-based alloys, zirconium alloys, stainless and duplex alloys and other specialty alloys, have the strength and corrosion resistant properties necessary for difficult environments. Global demand for these materials has been increasing in recent years, particularly in growing markets in Asia, Middle East, North Africa and South America. We also provide advanced specialty metals used in offshore oil and gas production, including subsea piping systems and topside structures.
     We have developed ATI2003® and ATI 2102™ lean duplex alloys for use in deep-water oil and gas applications. Our full line of duplex alloys and AL-6XN® superaustenitic stainless steel in strip and plate product forms are NORSOK qualified. The NORSOK standards are developed by the Norwegian petroleum industry and are intended to identify metals used in oil and gas applications that are safe and cost-effective. Our Datalloy®2 non-magnetic stainless is used for drill collars that enable the most advanced directional drilling techniques to be guided to the exact position desired for the reservoir.
     Tungsten is the most dense and heat resistant metal commercially available. One application for our tungsten products is oil and gas drill bit inserts and bodies. As drilling methods such as horizontal drilling become more complex, our advanced tungsten carbide materials are often specified in order to enable faster drilling and longer drill bit life.
     Electrical Energy. Our specialty metals are widely used in the global electric power generation and distribution industry. We believe that U.S. and European energy needs and environmental policies and the electrification of developing countries will continue to drive demand for our specialty metals products that we sell for use in this industry.
     For electrical power generation, our specialty metals, corrosion resistant alloys (CRAs) and ductile iron castings are used in coal, nuclear, natural gas, and wind power applications. In coal-fired plants, our CRAs are used for pipe, tube, and heat exchanger applications in water systems in addition to the pollution control scrubbers. Our CRAs are also used in water systems for nuclear power plants. For nuclear power plants, we are an industry pioneer in producing reactor-grade zirconium and hafnium alloys used in nuclear fuel cladding and structural components. We are a technology leader for large diameter nickel-based superalloys used in natural gas land-based turbines for power generation. For “green” energy generation, our alloys are used for solar and geothermal applications. We are also one of a few U.S. producers of very large ductile iron castings used for wind turbines.
     Nuclear power plants are a clean source of electrical energy, and plans to construct and refurbish nuclear power plants have been announced in many areas of the world. ATI is a premier supplier of certified nuclear-grade alloys and specialty alloys for applications that range from the reactor core to steam water systems to spent-fuel storage, transportation and repository activities. ATI has a track record in the nuclear energy market that dates to the first commercial nuclear energy reactor built in the United States. We are investing to expand our production capabilities and capacity to support expected growth of the nuclear energy market.
     For electrical power distribution, our grain-oriented electrical steel (GOES) is used in large and small power transformers, where electrical conductivity and magnetic properties are important. We believe that demand for these advanced specialty metals is in the early stage of an expected long growth cycle as the U.S. rebuilds its electrical energy distribution grid and as developing countries electrify and build electrical power distribution grids. Beginning January 1, 2010 the U.S. Department of Energy (DOE) requires more efficient transformers, which increases premium grade GOES usage per transformer. ATI is a leading producer of these premium grades of GOES.
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
     Enhancing and Expanding Our Manufacturing Capabilities and Capacity. Demand for our products from the aerospace and defense, oil and gas, chemical process industry, electrical energy, and medical markets increased significantly over the last several years. We are currently undertaking a multi-phase program to enhance and expand our capabilities and capacities to produce premium specialty metals aimed at these strategic markets. Over the last five years we have invested approximately $1.8 billion of internally generated funds to renew and expand our annual titanium sponge production capabilities to approximately 46 million pounds; expand our premium titanium alloy melt and remelt capacity; expand our nickel-based alloy and superalloy melt and remelt capacity; expand our titanium and specialty alloy plate capacity; expand our premium titanium and nickel-based superalloy forging capacity; and double the capacity of our reactor-grade zirconium sponge capacity to 8 million pounds. We believe these investments strengthen and enhance ATI’s leadership position in the production of high technology specialty metals.
Business Segments
We operate in the following three business segments, which accounted for the following percentages of total revenues of $3.1 billion, $5.3 billion, and $5.5 billion for the years ended December 31, 2009, 2008, and 2007, respectively:

	2009	2008	2007

High Performance Metals	42%	37%	38%
Flat-Rolled Products	50%	55%	54%
Engineered Products	8%	8%	8%

     Information with respect to our business segments is presented below and in Note 13 of the Notes to the Consolidated Financial Statements.
High Performance Metals Segment
Our High Performance Metals segment produces, converts and distributes a wide range of high performance alloys, including nickel- and cobalt-based alloys and superalloys, titanium and titanium-based alloys, exotic metals such as zirconium, hafnium, niobium, nickel-titanium, and their related alloys, and other specialty alloys, primarily in long product forms such as ingot, billet, bar, shapes and rectangles, rod, wire, seamless tube, and castings. We also produce nickel-based alloys and superalloys, titanium alloys, and specialty metal powders, and semi-finished near-net-shape products from these advanced powder alloys. We are integrated from raw materials (sponge) to melt, remelt, and finish processing in our titanium and titanium alloys, and zirconium and hafnium alloys products. The major end markets served by our High Performance Metals segment are aerospace and defense, oil and gas, chemical process industry, electrical energy, and medical. Most of the products in our High Performance Metals segment are sold directly to end-use customers. A significant portion of our High Performance Metals segment products are sold under multi-year agreements. The operating units in this segment are ATI Allvac, ATI Allvac Ltd (U.K.), ATI Wah Chang, and ATI Powder Metals.
     Approximately 65% of High Performance Metals segment revenue is derived from the aerospace and defense market. Demand for our products is driven primarily by the commercial aerospace cycle and the growing use of our specialty metals, particularly titanium alloys, in the latest and future generations of airframes and jet engines. Large aircraft and aircraft engines are manufactured by a small number of companies, such as The Boeing Company, Airbus S.A.S. (an EADS company), Bombardier Aerospace (a division of Bombardier Inc.), and Embraer (Empresa Brasileira de Aeronáutica S.A.) for airframes, and GE — Aviation (a division of General Electric Company), Pratt & Whitney (a United Technologies Corp. company), Rolls-Royce plc, Snecma (SAFRAN Group), and various joint ventures for jet engines. These companies and their suppliers form a substantial part of our customer base in this business segment. ATI supplies the aerospace and defense supply chain with nickel- and cobalt-based alloys and superalloys, titanium alloys, vacuum-melted specialty alloys, and advanced powder alloys for commercial and military jet engines, both original engines and spare parts. For commercial and military airframe and structural parts, ATI manufactures titanium alloys, vacuum-melted specialty alloys, and high-strength stainless alloys. The loss of one or more of our customers in the aerospace and defense market could have a material adverse effect on ATI’s results of operations and financial condition.

Flat-Rolled Products Segment
Our Flat-Rolled Products segment produces, converts and distributes stainless steel, nickel-based alloys and superalloys, titanium and titanium-based alloys and specialty alloys, in a variety of product forms, including plate, sheet, engineered strip, and Precision Rolled Strip® products, as well as grain-oriented electrical steel sheet. The major end markets for our flat-rolled products are oil and gas, chemical process industry, electrical energy, automotive, food equipment and appliances, machine and cutting tools, construction and mining, aerospace and defense, and electronics, communication equipment and computers. The operations in this segment are ATI Allegheny Ludlum, the Chinese joint venture company known as Shanghai STAL Precision Stainless Steel Company Limited (STAL), in which we hold a 60% interest, and our 50% interest in the industrial titanium joint venture known as Uniti LLC. The remaining 40% interest in STAL is owned by the Baosteel Group, a state authorized investment company whose equity securities are publicly traded in the People’s Republic of China. The remaining 50% interest in Uniti LLC is held by Verkhnaya Salda Metallurgical Production Association (VSMPO), a Russian producer of titanium, aluminum, and specialty steel products.
     Stainless steel, nickel-based alloys and titanium sheet products are used in a wide variety of industrial and consumer applications. In 2009, approximately 55% by volume of our stainless sheet products were sold to independent service centers, which have slitting, cutting or other processing facilities, with the remainder sold directly to end-use customers.
     Engineered strip and very thin Precision Rolled Strip products are used by customers to fabricate a variety of products primarily in the automotive, construction, and electronics markets. In 2009, approximately 90% by volume of our engineered strip and Precision Rolled Strip products were sold directly to end-use customers or through our own distribution network, with the remainder sold to independent service centers.
     Stainless steel, nickel-based alloy and titanium plate products are primarily used in industrial markets. In 2009, approximately 45% by volume of our plate products were sold to independent service centers, with the remainder sold directly to end-use customers.
     Grain-oriented electrical steel is used in power transformers where electrical conductivity and magnetic properties are important. Nearly all of our grain-oriented electrical steel products are sold directly to end-use customers.
Engineered Products Segment
The principal business of our Engineered Products segment includes the production of tungsten powder, tungsten heavy alloys, tungsten carbide materials, and tungsten carbide cutting tools. We are now integrated from the raw materials (ammonium paratungstate (APT)) to the manufacture of our tungsten-based products. The segment also produces carbon alloy steel impression die forgings, and large grey and ductile iron castings, and provides precision metals processing services. The operating units in this segment are ATI Metalworking Products, ATI Portland Forge, ATI Casting Service and ATI Rome Metals.
     We produce a line of sintered tungsten carbide products that approach diamond hardness for industrial markets including automotive, oil and gas, chemical process industry, machine and cutting tools, aerospace, construction and mining, and other markets requiring tools with extra hardness. Technical developments related to ceramics, coatings and other disciplines are incorporated in these products. We also produce tungsten and tungsten carbide powders.
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
Major Competitors
Nickel-based alloys and superalloys and specialty steel alloys
•	Carpenter Technology Corporation: A

•	Special Metals Corporation, a PCC company: C

•	Haynes International, Inc.: B

•	ThyssenKrupp VDM GmbH, a company of ThyssenKrupp Stainless (Germany): C
Titanium and titanium-based alloys
•	Titanium Metals Corporation: C

•	RMI Titanium, an RTI International Metals Company: C

•	VSMPO — AVISMA (Russia): A
Exotic alloys
•	Cezus, a group member of AREVA (France): A
•	HC Stark: A
•	Western Zirconium Plant of Westinghouse Electric Company, owned by Toshiba Corporation: A
Stainless steel
•	AK Steel Corporation: B

•	North American Stainless (NAS), owned by Acerinox S.A. (Spain): B

•	Outokumpu Stainless Plate Products, owned by Outokumpu Oyj (Finland): B

•	Imports from
–	Arcelor Mittal (France, Belgium and Germany): B

–	Mexinox S.A. de C.V., group member of ThyssenKrupp AG: B

–	ThyssenKrupp AG (Germany): B

–	Ta Chen International Corporation (Taiwan): B

–	Various Chinese producers: B
Tungsten and tungsten carbide products
•	Kennametal Inc.: D

•	Iscar (Israel): D

•	Sandvik AB (Sweden): D

•	Seco Tools AB (Sweden), owned by Sandvik A.B.: D
KEY — A = Primarily High Performance Metals segment, B = Primarily Flat-Rolled Products segment, C = Both High Performance Metals and Flat-Rolled Products segments, D = Primarily Engineered Products segment
Raw Materials and Supplies
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
     Purchase prices of certain principal raw materials have been volatile. As a result, our operating results may be subject to significant fluctuation. We use raw materials surcharge and index mechanisms to offset the impact of increased raw material costs; however, competitive factors in the marketplace may limit our ability to institute such mechanisms, and there can be a delay between the increase in the price of raw materials and the realization of the benefit of such mechanisms. For example, in 2009 we used approximately 60 million pounds of nickel; therefore a hypothetical increase of $1.00 per pound in nickel prices would result in increased costs of approximately $60 million. We also used approximately 600 million pounds of ferrous scrap in the production of our flat-rolled products in 2009 so that a hypothetical increase of $0.01 per pound in ferrous scrap prices would result in increased costs of approximately $6 million.

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
Export Sales and Foreign Operations
Direct international sales represented approximately 31% of our total annual sales in 2009, 28% of our total sales in 2008, and 27% of our total sales in 2007. These figures include direct export sales by our U.S.-based operations to customers in foreign countries, which accounted for approximately 22% of our total sales in 2009, 21% of our total sales in 2008, and 19% of our total sales in 2007. Our overseas sales, marketing and distribution efforts are aided by our international marketing and distribution offices, ATI Europe, ATI Europe Distribution, and ATI Asia, or by independent representatives located at various locations throughout the world. We believe that at least 50% of ATI’s 2009 sales were driven by global markets when we consider exports of our customers.
     Direct sales by geographic area in 2009, and as a percentage of total sales, were as follows:

(In millions)

United States	$2,104.4	69%
Europe	482.7	16%
Far East	303.4	10%
Canada	114.2	4%
South America, Middle East and other	50.2	1%

Total sales	$3,054.9	100%

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
Backlog, Seasonality and Cyclicality
Our backlog of confirmed orders was approximately $1.4 billion at December 31, 2009 and $1.3 billion at December 31, 2008. We expect that approximately 67% of confirmed orders on hand at December 31, 2009 will be filled during the year ending December 31, 2010. Backlog of confirmed orders of our High Performance Metals segment was approximately $0.5 billion at December 31, 2009 and $0.7 billion at December 31, 2008. We expect that approximately 95% of the confirmed orders on hand at December 31, 2009 for this segment will be filled during the year ending December 31, 2010. Backlog of confirmed orders of our Flat-Rolled Products segment was approximately $0.9 billion at December 31, 2009 and $0.5 billion at December 31, 2008. We expect that 50% of the confirmed orders on hand at December 31, 2009 for this segment will be filled during the year ending December 31, 2010.
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

Research and development expenditures for each of our three segments for the years ended December 31, 2009, 2008, and 2007 included the following:

(In millions)	2009	2008	2007

Company-Funded:
High Performance Metals	$14.5	$10.6	$9.5
Flat-Rolled Products	1.8	2.0	1.9
Engineered Products	3.0	2.3	2.6

	$19.3	$14.9	$14.0

Customer-Funded:
High Performance Metals	$0.3	$0.2	$0.4
Flat-Rolled Products	—	—	0.1

	$0.3	$0.2	$0.5

Total Research and Development	$19.6	$15.1	$14.5

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
     Our Corporate Guidelines for Business Conduct and Ethics address compliance with environmental laws as well as employment and workplace safety laws, and also describe our commitment to equal opportunity and fair treatment of employees. We continued to realize significant progress in safety across ATI’s operations. As a result of our continuing focus on and commitment to safety, in 2009 our OSHA Total Recordable Incident Rate improved by 2% to 2.45 and our Lost Time Case Rate was 0.38, which we believe to be competitive with world class performance.
Employees
We have approximately 8,500 full-time employees. A portion of our workforce is covered by various collective bargaining agreements, principally with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USW”), including: approximately 2,550 Allegheny Ludlum production, office and maintenance employees covered by collective bargaining agreements that are effective through June 2011, approximately 110 Allvac Albany, Oregon (Oremet) employees covered by a collective bargaining agreement that is effective through June 2011, approximately 550 Wah Chang employees covered by a collective bargaining agreement that continues through March 2013, approximately 85 employees at our Casting Service facility in LaPorte, Indiana, covered by a collective bargaining agreement that is effective through December 2011, approximately 115 employees at our Rome Metals facilities in western Pennsylvania, covered by a collective bargaining agreement that is effective through May 2013, and approximately 100 employees at our Portland Forge facility in Portland, Indiana, covered by collective bargaining agreements with three unions that are effective through April 2013.
Available Information
Our Internet website address is http://www.atimetals.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy and information statements and other information that we file, are available free of charge through our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the United States Securities and Exchange Commission (“SEC”). Our Internet website and the content contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. You may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website at http://www.sec.gov, which contains reports, proxy and information statements and other information that we file electronically with the SEC.
Executive Management, Including Executive Officers under Federal Securities Laws
The Company’s executive officers under the federal securities laws and members of the Company’s management executive committee as of February 12, 2010 are as follows:

Name	Age	Title

L. Patrick Hassey*	64	Chairman, President and Chief Executive Officer and Director
Richard J. Harshman*	53	Executive Vice President, Finance and Chief Financial Officer
Jon D. Walton*	67	Executive Vice President, Human Resources, Chief Legal and Compliance Officer, General Counsel and Corporate Secretary
Dale G. Reid*	54	Vice President, Controller, Chief Accounting Officer and Treasurer
Terry L. Dunlap*	50	Group President, ATI Flat-Rolled Products and ATI Allegheny Ludlum Business Unit President
Lynn D. Davis*	61	Group President, ATI Primary Metals and Exotic Alloys
Hunter R. Dalton	55	Group President, ATI Long Products and ATI Allvac Business Unit President
David M. Hogan	63	Group President, ATI Engineered Products and ATI Metalworking Products Business Unit President
Carl R. Moulton	62	Vice President, International

*	Such individuals are subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended.
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
     Carl R. Moulton has served as Vice President, International since March 2009. Previously, Mr. Moulton was President of Uniti LLC since its formation in 2003.

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
     Risks Associated with Commercial Aerospace. A significant portion of the sales of our High Performance Metals segment represents products sold to customers in the commercial aerospace industry. The commercial aerospace industry has historically been cyclical due to factors both external and internal to the airline industry. These factors include general economic conditions, airline profitability, consumer demand for air travel, varying fuel and labor costs, price competition, and international and domestic political conditions such as military conflict and the threat of terrorism. The length and degree of cyclical fluctuation are influenced by these factors and therefore are difficult to predict with certainty. Demand for our products in this segment is subject to these cyclical trends. For example, the average price per pound for our titanium mill products was $11.89 for the period 2002 through 2004, $22.75 in 2005, $33.83 in 2006, $30.14 in 2007, $25.60 in 2008 and $20.92 in 2009, and the average price per pound for our nickel-based and specialty alloys was $7.19 for the period 2002 through 2004, $11.25 in 2005, $14.35 in 2006, $19.16 in 2007, $18.14 in 2008 and

$14.43 in 2009. A downturn in the commercial aerospace industry has had, and may in the future have, an adverse effect on the prices at which we are able to sell these and other products, and our results of operations, business and financial condition could be materially adversely affected.
     Risks Associated with Strategic Capital Projects. From time-to-time, we undertake strategic capital projects in order to enhance, expand and/or upgrade our facilities and operational capabilities. For instance, over the past four years we have undertaken major expansions of our titanium and premium-melt nickel-based alloy, superalloy and specialty alloy production capabilities and a new advanced specialty metals hot rolling and processing facility. Our ability to achieve the anticipated increased revenues or otherwise realize acceptable returns on these investments or other strategic capital projects that we may undertake is subject to a number of risks, many of which are beyond our control, including a variety of market, operational, permitting, and labor related factors. In addition, the cost to implement any given strategic capital project ultimately may prove to be greater than originally anticipated. If we are not able to achieve the anticipated results from the implementation of any of our strategic capital projects, or if we incur unanticipated implementation costs, our results of operations and financial position may be materially adversely affected.
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
     Volatility of Raw Material Costs. The prices for many of the raw materials we use have been extremely volatile. Since we value most of our inventory utilizing the last-in, first-out (LIFO) inventory costing methodology, a rapid rise in raw material costs has a negative effect on our operating results. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. For example, in 2009, 2008 and 2007, the effect of falling raw material costs on our LIFO inventory valuation method resulted in cost of sales which were $102.8 million, $169.0 million and $92.1 million, respectively, lower than have been recognized had we utilized the first-in, first-out (FIFO) methodology to value our inventory. Conversely in 2006, the increase in raw material costs on the LIFO inventory valuation method resulted in cost of sales which was $197.0 million higher than would have been recognized if we utilized the FIFO methodology to value our inventory. In a period of rising raw material prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. However, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold.
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
     Risks Associated with Environmental Matters. We are subject to various domestic and international environmental laws and regulations that govern the discharge of pollutants, and disposal of wastes, and which may require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. We could incur substantial cleanup costs, fines and civil or criminal sanctions, third party property damage or personal injury claims as a result of violations or liabilities under these laws or non-compliance with environmental permits required at our facilities. We are currently involved in the investigation and remediation of a number of our current and former sites as well as third party sites. We also could be subject to future laws and regulations that govern greenhouse gas emissions and various matters related to climate change, which could increase our operating costs.
     With respect to proceedings brought under the federal Superfund laws, or similar state statutes, we have been identified as a potentially responsible party (PRP) at approximately 37 of such sites, excluding those at which we believe we have no future liability. Our involvement is limited or de minimis at approximately 28 of these sites, and the potential loss exposure with respect to any of the remaining 9 individual sites is not considered to be material.
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
     We believe that we operate our businesses in compliance in all material respects with applicable environmental laws and regulations. However, from time-to-time, we are a party to lawsuits and other proceedings involving alleged violations of, or liabilities arising from environmental laws. When our liability is probable and we can reasonably estimate our costs, we record environmental liabilities in our financial statements. In many cases, we are not able to determine whether we are liable, or if liability is probable, to reasonably estimate the loss or range of loss. Estimates of our liability remain subject to additional uncertainties, including the nature and extent of site contamination, available remediation alternatives, the extent of corrective actions that may be required, and the participation number and financial condition of other PRPs, as well as the extent of their responsibility for the remediation. We intend to adjust our accruals to reflect new information as appropriate. Future adjustments could have a material adverse effect on our results of operations in a given period, but we cannot reliably predict the amounts of such future adjustments. At December 31, 2009, our reserves for environmental matters totaled approximately $18 million. Based on currently available information, we do not believe that there is a reasonable possibility that a loss exceeding the amount already accrued for any of the sites with which we are currently associated (either individually or in the aggregate) will be an amount that would be material to a decision to buy or sell our securities. Future developments, administrative actions or liabilities relating to environmental matters, however, could have a material adverse effect on our financial condition or results of operations.
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
     Labor Matters. We have approximately 8500 full-time employees. A portion of our workforce is covered by various collective bargaining agreements, principally with the USW, including: approximately 2,550 Allegheny Ludlum production, office and maintenance employees covered by collective bargaining agreements, which are effective through June 2011; approximately 110 Allvac Albany, Oregon (Oremet) employees covered by a collective bargaining agreement, which is effective through June 2011; approximately 550 Wah Chang employees covered by a collective bargaining agreement, which is effective through March 2013, approximately 85 employees at the Casting Service facility in LaPorte, Indiana, covered by a collective bargaining agreement, which is effective through December 2011, approximately 115 employees at our Rome Metals facilities in western Pennsylvania, covered by a collective bargaining agreement that is effective through May 2013, and approximately 100 employees at our Portland Forge facility in Portland, Indiana, covered by collective bargaining agreements with three unions that are effective through April 2013.
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
     Export Sales. We believe that export sales will continue to account for a significant percentage of our future revenues. Risks associated with export sales include: political and economic instability, including weak conditions in the world’s economies; accounts receivable collection; export controls; changes in legal and regulatory requirements; policy changes affecting the markets for our products; changes in tax laws and tariffs; trade duties; and exchange rate fluctuations (which may affect sales to international customers and the value of profits earned on export sales when converted into dollars). Any of these factors could materially adversely affect our results for the period in which they occur.

     Risks Associated with Retirement Benefits. Our U.S. qualified defined benefit pension plan was 99.6% funded as of December 31, 2009. In accordance with current funding regulations, we are not required to make a contribution to this pension plan in 2010. However, we may be required to fund the U.S. defined benefit pension plan in the years beyond 2010 depending upon the value of plan investments and obligations in the future and changes in laws or regulations that govern pension plan funding. Depending on the timing and amount, a requirement that we fund our defined benefit pension plan could have a material adverse effect on our results of operations and financial condition.
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
     Risks Associated with Government Contracts. Some of our operating companies perform contractual work directly for the U.S. Government. Various claims (whether based on U.S. Government or Company audits and investigations or otherwise) could be asserted against us related to our U.S. Government contract work. Depending on the circumstances and the outcome, such proceedings could result in fines, penalties, compensatory and treble damages or the cancellation or suspension of payments under one or more U.S. Government contracts. Under government regulations, a company, or one or more of its operating divisions or units, can also be suspended or debarred from government contracts based on the results of investigations. Currently, there is no material portion of our business with the U.S. Government which might be subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. Government.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our principal domestic facilities for our high performance metals include titanium sponge production, melting operations, and production facilities that include processing and finishing operations. Titanium sponge production is located at Rowley, UT and Albany, OR. Domestic melting operations are located in Monroe, NC, Bakers, NC, and Lockport, NY (vacuum induction melting, vacuum arc re-melt, electro-slag re-melt, plasma melting); Richland, WA (electron beam melting); and Albany, OR (vacuum arc re-melt). Production of high performance metals, most of which are in long product form, takes place at our domestic facilities in

Monroe, NC, Lockport, NY, Richburg, SC, Albany, OR, and Oakdale, PA. Our production of exotic alloys takes place at facilities located in Albany, OR, Huntsville, AL, and Frackville, PA.
     Our principal domestic locations for melting stainless steel and other flat-rolled specialty metals are located in Brackenridge, Midland, Natrona and Latrobe, PA. Hot rolling of material is performed at our domestic facilities in Brackenridge, Washington and Houston, PA. Finishing of our flat-rolled products takes place at our domestic facilities located in Brackenridge, Bagdad, Vandergrift, Midland and Washington, PA, and in Wallingford and Waterbury, CT, New Castle, IN, New Bedford, MA, and Louisville, OH. We previously announced plans to construct a new advanced specialty metals hot rolling and processing facility for our Flat-Rolled Products business segment at our existing Brackenridge, PA site. This investment, which is expected to take approximately four years to complete, is designed to produce exceptional quality, thinner, and wider hot-rolled coils at reduced cost with shorter lead times and require lower working capital requirements.
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
     In a letter dated May 20, 2004, the United States Environmental Protection Agency (EPA) informed a subsidiary of the Company that it alleges that the company and forty other potentially responsible parties (PRPs) are not in compliance with a 2003 Unilateral Administrative Order (UAO) issued to the company and the PRPs for the South El Monte Operable Unit of the San Gabriel Valley (California) Superfund Site, a multi-part area-wide groundwater cleanup. At that time, the EPA indicated that it may take action to enforce the UAO and collect penalties, as well as reimbursement of the EPA’s costs associated with the site. Since that time, the PRPs mediated with the EPA to resolve their obligations under the UAO on both technical and legal grounds, and enforcement of the UAO has been stayed. By letter dated January 26, 2010, the EPA proposed a settlement to the company that would resolve EPA’s claims as well as claims of the parties that are funding and performing the cleanup. The PRPs will continue to mediate a resolution of this matter.
     In November 2007, the EPA sent a subsidiary of the Company a Notice of Violation (NOV) alleging that the company’s Natrona, PA facility is operating in violation of the Clean Air Act. The notice invited the company to meet with the EPA to discuss a resolution of the NOV. The company and the EPA met in 2008 and 2009 and have made progress in resolving this matter.
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
     Information relating to legal proceedings is included in Note 16. Commitments and Contingencies of the Notes to Consolidated Financial Statements and incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders
Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Prices
Our common stock is traded on the New York Stock Exchange (symbol ATI). At February 12, 2010, there were approximately 5,210 record holders of Allegheny Technologies Incorporated common stock. We paid a quarterly cash dividend of $0.18 per share of common stock for each quarter of 2008 and 2009. The ranges of high and low sales prices for shares of our common stock for the periods indicated were as follows:

	Quarter Ended
2009	March 31	June 30	September 30	December 31

High	$31.83	$44.09	$36.95	$46.31
Low	$16.92	$21.22	$25.80	$29.62

2008	March 31	June 30	September 30	December 31

High	$87.32	$85.49	$58.85	$29.74
Low	$59.00	$58.40	$26.60	$15.00

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Set forth below is information regarding the Company’s stock repurchases during the period covered by this report, including purchases under ATI’s publicly announced share repurchase program described below, and also including shares repurchased by ATI from employees to satisfy employee-owed taxes on share-based payments.
ATI’s Board of Directors approved a share repurchase program of $500 million on November 1, 2007. Repurchases of Company common stock are made in the open market or in unsolicited or privately negotiated transactions. Share repurchases are funded from internal cash flow and cash on hand. The number of shares purchased, and the timing of the purchases, are based on several factors, including other investment opportunities, the level of cash balances, and general business conditions. As of December 31, 2009, 6,837,000 shares of common stock had been purchased under this program at a cost of $339.5 million. All of these purchases were made in the open market. There were no share repurchases under this program in 2009.

			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares that May Yet Be
	Total Number of Shares	Average Price	Publicly Announced	Purchased Under the Plans
Period	Purchased	Paid per Share	Plans or Programs	or Programs

January 1-31, 2009	34,308	$21.59	—	$160,505,939
February 1-28, 2009	—	—	—	160,505,939
March 1-31, 2009	—	—	—	160,505,939

Quarter ended March 31, 2009	34,308	21.59	—	160,505,939

April 1-30, 2009	—	—	—	160,505,939
May 1-31, 2009	—	—	—	160,505,939
June 1-30, 2009	—	—	—	160,505,939

Quarter ended June 30, 2009	—	—	—	160,505,939

July 1-31, 2009	—	—	—	160,505,939
August 1-31, 2009	—	—	—	160,505,939
September 1-30, 2009	—	—	—	160,505,939

Quarter ended September 30, 2009	—	—	—	160,505,939

October 1-31, 2009	—	—	—	160,505,939
November 1-30, 2009	—	—	—	160,505,939
December 1-31, 2009	18,959	36.23	—	160,505,939

Quarter ended December 31, 2009	18,959	$36.23	—	$160,505,939

Cumulative Total Stockholder Return
The graph set forth below shows the cumulative total stockholder return (i.e., price change plus reinvestment of dividends) on our common stock from December 31, 2004 through December 31, 2009 as compared to the S&P 500 Index and a Peer Group of companies. We believe the Peer Group of companies, which is defined below, is representative of companies in our industry that serve similar markets during the applicable periods. The total stockholder return for the Peer Group is weighted according to the respective issuer’s stock market capitalization at the beginning of each period. The graph assumes that $100 was invested on December 31, 2004.

	Base Period
Company / Index	Dec-04	Dec-05	Dec-06	Dec-07	Dec-08	Dec-09

Allegheny Technologies	100.00	168.15	425.27	407.48	122.30	219.32
S&P 500 Index	100.00	104.91	121.48	128.16	80.74	102.11
Peer Group	100.00	111.56	149.99	204.51	87.44	124.77
Source: Standard & Poor’s
Peer Group companies for the cumulative five year total return period ended December 31, 2009 were as follows:

AK Steel Holding Corp.	Precision Castparts Corp.
ALCOA Inc.	Reliance Steel & Aluminum Co.
Brush Engineered Materials	RTI International Metals Inc.
Carpenter Technology Corp.	Schnitzer Steel Industries — CL A
Castle (A M) & Co.	Steel Dynamics Inc.
Commercial Metals	Timken Co.
Gerdau Ameristeel Corp.	Titanium Metals Corp.
Kennametal Inc.	United States Steel Corp.
Ladish Co. Inc.	Universal Stainless & Alloy Products
Nucor Corp.	Worthington Industries

Item 6.	Selected Financial Data
The following table sets forth selected volume, price and financial information for ATI. The financial information has been derived from our audited financial statements included elsewhere in this report for the years ended December 31, 2009, 2008, and 2007. The historical selected financial information may not be indicative of our future performance and should be read in conjunction with the information contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Item 8. Financial Statements and Supplementary Data.

For the Years Ended December 31,	2009	2008	2007	2006	2005

Volume (000’s lbs.):
High Performance Metals — titanium mill products	23,588	32,530	30,689	27,361	24,882
High Performance Metals — nickel-based and specialty alloys	32,562	42,525	44,688	42,873	39,939
High Performance — exotic alloys	5,067	5,473	5,169	4,304	4,018
Flat Rolled Products:
High value	367,195	500,375	491,891	502,524	495,868
Standard	474,950	584,389	557,016	889,105	652,870

Flat-Rolled Products total	842,145	1,084,764	1,048,907	1,391,629	1,148,738
Average Prices (per lb.):
High Performance Metals — titanium mill products	$20.92	$25.60	$30.14	$33.83	$22.75
High Performance Metals — nickel-based and specialty alloys	14.43	18.14	19.16	14.35	11.25
High Performance — exotic alloys	57.79	48.53	41.85	40.39	40.38
Flat Rolled Products:
High value	2.49	3.26	3.22	2.50	2.15
Standard	1.22	2.13	2.40	1.61	1.26
Flat-Rolled Products combined average	1.77	2.65	2.79	1.93	1.64

(In millions except per share amounts)
For the Years Ended December 31,	2009	2008	2007	2006	2005

Sales:
High Performance Metals	$1,300.0	$1,944.9	$2,067.6	$1,806.6	$1,246.0
Flat-Rolled Products	1,516.1	2,909.1	2,951.9	2,697.3	1,900.5
Engineered Products	238.8	455.7	433.0	432.7	393.4

Total Sales	$3,054.9	$5,309.7	$5,452.5	$4,936.6	$3,539.9

Operating profit (loss):
High Performance Metals	$234.7	$539.0	$729.1	$657.2	$335.1
Flat-Rolled Products	71.3	385.0	512.0	356.1	159.0
Engineered Products	(23.8)	20.9	32.1	56.7	47.5

Total operating profit	$282.2	$944.9	$1,273.2	$1,070.0	$541.6

Income before income taxes and cumulative effect of change in accounting principle	64.9	867.7	1,154.1	880.7	316.0
Income before cumulative effect of change in accounting principle	38.0	573.5	753.9	582.2	369.3
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	(2.0)

Net income	$38.0	$573.5	$753.9	$582.2	$367.3
Less: Net income attributable to noncontrolling interests	$6.3	$7.6	$6.8	$8.1	$4.9

Net income attributable to ATI	$31.7	$565.9	$747.1	$574.1	$362.4

Basic net income per common share:
Income before cumulative effect of change in accounting principle	$0.33	$5.71	$7.35	$5.76	$3.79
Cumulative effect of change in accounting principle	—	—	—	—	(0.02)

Basic net income per common share	$0.33	$5.71	$7.35	$5.76	$3.77

Diluted net income per common share:
Income before cumulative effect of change in accounting principle	$0.32	$5.67	$7.26	$5.61	$3.61
Cumulative effect of change in accounting principle	—	—	—	—	(0.02)

Diluted net income per common share	$0.32	$5.67	$7.26	$5.61	$3.59

(In millions except per share amounts and ratios)
As of and for the Years Ended December 31,	2009		2008		2007		2006		2005

Dividends declared per common share	$0.72		$0.72		$0.57		$0.43		$0.28

Ratio of earnings to fixed charges	1.5	x	19.4	x	25.0	x	18.1	x	6.5	x

Working capital	$1,373.0		$1,235.5		$1,544.7		$1,344.8		$926.1

Total assets	4,346.0		4,170.4		4,095.6		3,280.5		2,729.9

Long-term debt	1,037.6		494.6		507.3		529.9		547.0

Total debt	1,071.1		509.8		528.2		553.6		560.4

Cash and cash equivalents	708.8		469.9		623.3		502.6		362.7

Total ATI Stockholders’ equity	2,012.2		1,957.4		2,222.0		1,502.5		807.8

Noncontrolling interests	77.4		71.6		57.2		37.9		20.5

Total Stockholders’ equity	2,089.6		2,029.0		2,279.2		1,540.4		828.3

In 2009, we adopted changes to the financial accounting standards regarding the presentation of noncontrolling interests in consolidated financial statements. Under the provisions of this accounting standards change, the income statement presentation has been revised to separately present consolidated net income, which now includes the amounts attributable to the Company plus noncontrolling interests, formerly termed minority interests, and net income attributable solely to the Company. In addition under the new accounting standard, noncontrolling interests are considered to be a component of equity. Noncontrolling interests were previously classified within other long-term liabilities. As a result of adopting this accounting standard change, the balance sheet and the income statement have been recast retrospectively for all periods presented for the presentation of noncontrolling interest in our STAL joint venture.
     In 2009, we completed several proactive liability management actions including the issuance of $350 million of 9.375% 10-year Senior Notes and $402.5 million of 4.25% 5-year Convertible Senior Notes. Proceeds from these transactions were used to retire $183.3 million of our outstanding 8.375% Notes due in 2011 and to fund a voluntary pretax $350 million cash contribution to our domestic pension plan to significantly improve its funded position.
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
Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements. Actual results or performance could differ materially from those encompassed within such forward-looking statements as a result of various factors, including those described below. Net income and net income per share amounts referenced below are attributable to Allegheny Technologies Incorporated.
Overview of 2009 Financial Performance
While 2009 presented a challenging business environment, we remained profitable and enhanced our position in key global growth markets, launched new production facilities, and maintained our strong balance sheet. Net income attributable to ATI for the full year 2009 was $31.7 million, or $0.32 per share, compared to $565.9 million, or $5.67 per share, for 2008. Results of 2009 included after-tax charges of $17.0 million, or $0.17 per share, related to second quarter 2009 actions to retire debt and the tax consequences of our $350 million voluntary pension contribution. Sales in 2009 were $3.05 billion compared to $5.31 billion for 2008. Direct international sales for 2009 represented 31% of our total sales compared to 28% for 2008. For 2009, the Flat-Rolled Products segment generated 48%, the High Performance Metals generated 45%, and the Engineered Products segment generated 7% of our direct international sales.
     Our 2009 results reflect ATI’s positioning as a globally focused, diversified high-value specialty metals company with strong cash flow and liquidity, and a solid balance sheet. The aerospace and defense market and the global infrastructure markets specifically, oil and gas, chemical process industry, and electrical energy, and the medical market have been driving our performance for the last several years. For 2009, 31% of our sales were to the aerospace and defense market, 19% to the oil and gas markets and the chemical process industry, 19% to the electrical energy market, and 4% to the medical market. These major high-value global markets represented 73% of ATI’s 2009 sales.
     In our High Performance Metals segment, year-over-year sales decreased 33% to $1.30 billion, due primarily to lower raw material surcharges, reduced base prices, and reduced demand from the aerospace market, as the supply chain adjusted to aircraft production delays, and decreased demand from the aeroengine aftermarket and the chemical processing market as a result of the weak global economy. The declines in these markets were partially offset by increased demand for our materials from the defense and nuclear energy markets. Operating profit for the High Performance Metals segment was $234.7 million, a 56% decrease compared to 2008, due primarily to lower shipments, lower average base selling prices for most of our products as a result of a more competitive pricing environment, and idle facility, workforce reduction, and start-up costs of $31.2 million. Improved margins on our exotic alloys, and benefits from our gross cost reduction efforts partially offset the profitability decline.
     In our Flat-Rolled Products segment, sales decreased 48% to $1.52 billion primarily as a result of lower raw material surcharges and lower product shipments due to the global economic recession, and lower average base selling prices for many of our products. Total product shipments decreased 22% for the full year 2009, as demand for high value and standard stainless products remained at depressed levels. However, shipments of standard stainless products, after reaching a low in the fourth quarter of 2008, increased sequentially during 2009 as service center and other customers started to replenish inventory positions. Operating profit for the Flat-Rolled Products segment was $71.3 million, an 81% decrease compared to 2008. The decline in 2009 operating profit was due primarily to lower shipments, lower average base selling prices for most of our products, and idle facility and workforce reduction costs of $19.3 million, which were partially offset by the benefits from our gross cost reduction efforts.
     In our Engineered Products segment, 2009 sales decreased 48% to $238.8 million primarily due to decreased demand from all the major markets for our products: oil and gas, transportation, construction and mining, and cutting tools. The significant sales decline resulted in an operating loss of $23.8 million for 2009 compared an operating profit of $20.9 million for 2008. In addition, operating results for 2009 were adversely affected by idle facility and workforce reduction costs of $5.7 million.
     For 2009, total segment operating profit decreased to $282.2 million compared $944.9 million for 2008. Total segment operating profit as a percentage of total sales was 9.2% in 2009, compared to 17.8% in 2008.
     During 2009, we enhanced our positions in key global growth markets, continued to enhance our manufacturing capabilities, reduced costs, and maintained our strong balance sheet. We also realized continued success in implementing the ATI Business System, which is continuing to drive lean manufacturing throughout our operations. Our accomplishments during 2009 from these important efforts included:
•	We continued to grow our global market presence as direct international sales exceeded 31% of total sales. We believe at least 50% of ATI’s 2009 sales were driven by global markets when we consider exports of our customers.
•	We continued to improve our positions with key customers in the aerospace, oil and gas, electrical energy, and medical markets as we entered into new long-term agreements to assist them in dealing with Mission Critical Metallics®, manufacturing, and certainty of supply challenges they face.
•	We continued to expand our industry leading technology portfolio by making important research and development investments. Our new products are gaining traction in the marketplace and we are particularly pleased with the acceptance of ATI 425® alloy, an innovative new titanium alloy, ATI 718 Plus® alloy, our groundbreaking nickel-based superalloy, and our ATI 500 — MIL™ alloy which is the first new armor plate product released to the market in over 40 years. These products are aimed at improving manufacturability to help customers get to near-net-shape quicker and at reduced costs. Our new duplex stainless alloys use lower amounts of nickel and/or molybdenum. These products are designed to be more cost effective and typically provide higher strength and better corrosion resistance than conventional stainless alloys.
•	We continued to realize significant benefits from our strategic focus on key high value specialty products, including titanium and titanium alloys, nickel-based alloys and specialty alloys, exotic alloys, and grain-oriented electrical steel. In 2009, sales of these key high value products represented 61% of our total sales compared to 42% in 2002, the last business cycle trough. These sales mix increases were achieved utilizing our manufacturing capabilities across both our High Performance Metals and Flat-Rolled Products segments and demonstrate our ability to profitably supply the marketplace with both long and flat-rolled products.
•	We continued to build a foundation for profitable growth. We significantly increased strategic capital investments in our businesses to support the expected long-term growth in our markets, especially for titanium and titanium alloys, nickel-based alloys and superalloys, and vacuum melted specialty alloys. During the past five years, we have invested $1.8 billion, of which

$454 million was spent in 2009, to expand our titanium sponge production, and our melting, rolling, finishing, and product capabilities. During this same five year period, we have generated over $2.2 billion in cash flow from operations which has allowed us to self-fund these important investments. Our recently completed and on-going major strategic capital projects include:
—	The expansion of ATI’s aerospace quality titanium sponge production capabilities. Titanium sponge is an important raw material used to produce our titanium mill products. Our greenfield premium-grade titanium sponge (jet engine rotating parts) facility in Rowley, UT commenced initial production in December 2009. We plan to ramp production at this facility during 2010 in a systematic manner to consistently provide the best quality and cost competitive product. When this Utah sponge facility is fully operational, our total annual sponge production capacity including our Albany, OR standard grade titanium sponge facility is projected to be approximately 46 million pounds. These secure supply sources are intended to reduce our purchased titanium sponge and purchased titanium scrap requirements. In addition, the Utah facility will have the infrastructure in place to further expand annual capacity by approximately 18 million pounds, bringing the total annual capacity at that facility to 42 million pounds, if needed.

—	The design and construction of a $260 million titanium alloys and nickel-based alloys and superalloys forging facility at our operations in North Carolina. This new facility, which was constructed in phases through 2009, includes a new 10,000 ton press forge and a new 700mm radial forge, both of which we believe is the largest of its kind in the world for producing these types of alloys. The facility also includes billet conditioning and finishing equipment. The conditioning, finishing and inspection assets commenced operations in the 2008 third quarter and the forging equipment commenced operations in the third quarter 2009.

—	The design and construction of a new advanced specialty metals hot rolling and processing facility at our existing Brackenridge, PA site. The project is estimated to cost approximately $1.16 billion and take at least four years to complete. Engineering, permitting and site preparation are nearly completed for the facility. Our new advanced hot-rolling and processing facility is designed to be the most powerful mill in the world for production of specialty metals. It is designed to produce exceptional quality, thinner, and wider hot-rolled coils at reduced cost with shorter lead times, and require lower working capital requirements. When completed, we believe ATI’s new advanced specialty metals hot rolling and processing facility will provide unsurpassed manufacturing capability and versatility in the production of a wide range of flat-rolled specialty metals. We expect improved productivity, lower costs, and higher quality for our diversified product mix of flat-rolled specialty metals, including nickel-based and specialty alloys, titanium and titanium alloys, zirconium alloys, Precision Rolled Strip® products, and stainless sheet and coiled plate products. It is designed to roll and process exceptional quality hot bands of up to 78.62 inches, or 2 meters, wide.

—	In connection with the new advanced specialty metals hot rolling and processing facility, we are consolidating our Natrona, PA grain-oriented electrical steel melt shop into ATI’s Brackenridge, PA melt shop. This consolidation is expected to improve the overall productivity of ATI’s flat-rolled grain-oriented electrical steel and other stainless and specialty alloys, and reduce the cost of producing slabs and ingots. The investment should also result in significant reduction of particulate emissions. We expect to realize considerable cost savings from this project beginning in the second half of 2010.

—	We are increasing our capacity to produce zirconium products through capital expansions of zirconium sponge production and VAR melting. This new zirconium sponge and melting capacity better positions ATI for the current and expected strong growth in demand from the nuclear energy and chemical process industry markets. We believe ATI is now the world’s largest producer of critical reactor grade zirconium sponge for the nuclear energy market.

—	Our Chinese joint venture company known as Shanghai STAL Precision Stainless Steel Company Limited (“STAL”), in which ATI has a 60% interest, completed an expansion of its Precision Rolled Strip® operations in Shanghai, China which nearly triples STAL’s precision rolling and slitting capacity. This expansion better positions STAL to benefit from China’s electronics and telecommunications manufacturing market for cell phones and smartphones, as well as China’s rapidly growing automotive parts manufacturing market. We believe STAL is the largest producer of these thin strip products in China and that our new facility gives us a significant competitive advantage in this growing market.

—	In October 2009, we acquired the assets of Crucible Compaction Metals and Crucible Research, a western Pennsylvania producer of advanced powder metal products, for approximately $39 million. This acquisition, which has been named ATI Powder Metals, expands our specialty metals product portfolio. Powder metals are used in the production of complex alloy chemistries, typically when conventional processes can not be used. Powder metals represent a growth opportunity for ATI as more powder metals are used in the aerospace industry for the latest generation of jet engines and for the production of near-net-shape parts. Additional markets for these powder metals products include oil and gas, electrical energy, and medical.

We currently plan to spend approximately $375 million for capital expenditures in 2010 and we expect capital spending to remain in this range for the next few years as we complete our strategic projects.
•	We realized significant cash generation in 2009 with cash flow from operations of $218.5 million, which included a voluntary after-tax cash pension contribution of $241.5 million. Excluding the voluntary net cash pension contribution, cash flow from operations was $460 million for 2009. Cash on hand at the end of 2009 was $708.8 million, an increase of $238.9 million from year-end 2008.
•	We continued to maintain our strong balance sheet. In June 2009, we completed several proactive liability management actions including the issuance of $350 million of 9.375% 10-year Senior Notes and $402.5 million of 4.25% 5-year Convertible Senior Notes. Proceeds from these transactions were used to retire $183.3 million of our outstanding 8.375% Notes due in 2011 and to fund a voluntary $350 million cash contribution to our domestic pension plan to significantly improve its funded position. At the end of 2009, our pension plan was essentially fully funded while our net debt to total capitalization ratio and our total debt to total capital ratio remained conservative at 15.3% and 34.7%, respectively.
•	We continued to realize significant progress in safety across ATI’s operations. As a result of our continuing focus on and commitment to safety, in 2009 our OSHA Total Recordable Incident Rate improved by 2.4% to 2.45 and our Lost Time Case Rate was 0.38, which we believe to be competitive with world class performance.
•	We realized continued success from the ATI Business System, which is continuing to drive lean manufacturing throughout our operations. In addition to the improved safety performance discussed above, we realized $173 million in gross cost reductions in 2009, which exceeded our goal of $100 million. We have targeted additional gross cost reductions of at least $100 million in 2010.
     Looking ahead, we expect to see gradual and steady improvement in most of our global markets in 2010. Further, we expect to recover and profitably grow faster than our core global markets as a result of our new and extended long-term agreements and innovative new products that improve our market position, and our leading manufacturing capabilities. We continue to believe that the aerospace and defense and global infrastructure markets, namely chemical process industry, oil and gas, electrical energy, and medical, have strong growth potential over the intermediate and long-term. We intend to use these difficult market conditions to continue to positively differentiate ATI as a uniquely positioned, diversified, technology-driven global specialty metals producer.
Results of Operations
Sales were $3.05 billion in 2009, $5.31 billion in 2008 and $5.45 billion in 2007. Direct international sales represented approximately 31% of 2009 sales, 28% of 2008 sales and 27% of 2007 sales.
     Segment operating profit was $282.2 million in 2009, $944.9 million in 2008, and $1.27 billion in 2007. Our measure of segment operating profit, which we use to analyze the performance and results of our business segments, excludes income taxes, corporate expenses, net interest expense, retirement benefit expense, other costs net of gains on asset sales and restructuring costs, if any. We believe segment operating profit, as defined, provides an appropriate measure of controllable operating results at the business segment level.
     Income before tax was $64.9 million in 2009, $867.7 million in 2008, and $1.15 billion in 2007.
     Net income attributable to ATI was $31.7 million for 2009, $565.9 million for 2008, and $747.1 million for 2007.
     We operate in three business segments: High Performance Metals, Flat-Rolled Products and Engineered Products. These segments represented the following percentages of our total revenues and segment operating profit for the years indicated:

	2009		2008		2007
		Operating		Operating		Operating
	Revenue	Profit (Loss)	Revenue	Profit	Revenue	Profit

High Performance Metals	43%	83%	37%	58%	38%	58%

Flat-Rolled Products	49%	25%	55%	40%	54%	40%

Engineered Products	8%	(8%)	8%	2%	8%	2%

     Information with respect to our business segments is presented below and in Note 13 of the Notes to Consolidated Financial Statements.
High Performance Metals

(In millions)	2009	%Change	2008	%Change	2007

Sales to external customers	$1,300.0	(33%)	$1,944.9	(6%)	$2,067.6

Operating profit	234.7	(56%)	539.0	(26%)	729.1

Operating profit as a percentage of sales	18.1%		27.7%		35.3%

Direct international sales as a percentage of sales	32.8%		30.0%		32.0%

     Our High Performance Metals segment produces, converts and distributes a wide range of high performance alloys, including titanium and titanium-based alloys, nickel- and cobalt-based alloys and superalloys, exotic alloys such as zirconium, hafnium, niobium, nickel-titanium, and their related alloys, and other specialty metals, primarily in long product forms such as ingot, billet, bar, rod, wire, shapes and rectangles, seamless tube and castings. These products are designed for the high performance requirements of such major end markets as aerospace and defense, electrical energy, oil and gas, chemical process industry, and medical. The operating units in this segment are ATI Allvac, ATI Allvac Ltd (U.K.), ATI Wah Chang and ATI Powder Metals.
2009 Compared to 2008
Sales for the High Performance Metals segment for 2009 decreased 33% to $1.30 billion, due primarily to reduced demand from the aerospace market, as the supply chain adjusted to aircraft production delays, and decreased demand from the aeroengine aftermarket and the chemical processing market as a result of the weak global economy. The declines in these markets were partially offset by increased demand for our materials from the defense and nuclear energy markets. Direct international sales as percentage of total segment sales increased to 32.8% primarily due to sales of exotic alloys. Comparative information on the segment’s products for the years ended December 31, 2009 and 2008 was:

For the Years Ended December 31,	2009	2008	%Change

Volume (000’s pounds):
Titanium mill products	23,588	32,530	(27%)
Nickel-based and specialty alloys	32,562	42,525	(23%)
Exotic alloys	5,067	5,473	(7%)

Average prices (per pound):
Titanium mill products	$20.92	$25.60	(18%)
Nickel-based and specialty alloys	$14.43	$18.14	(20%)
Exotic alloys	$57.79	$48.53	19%

     Aerospace represents a significant market for our High Performance Metals segment, especially for premium quality specialty metals used in the manufacture of jet engines for the original equipment and spare parts markets. In addition, we have become a larger supplier of specialty metals used in airframe construction. In 2009, sales of our material into the airframe market represented approximately 38% of our aerospace market sales.
     Over the past several years, we have entered into long-term agreements with our customers to assist them in dealing with Mission Critical Metallics®, manufacturing, and certainty of supply challenges they face. In September 2009, we signed a ten-year sourcing agreement with Rolls-Royce plc for the supply of nickel-based superalloy disc-quality products for commercial jet engine applications with potential revenue estimated to be between $750 million and $1 billion. In January 2007, we announced a long-term sourcing agreement with GE Aviation for the supply of premium titanium alloys, nickel-based superalloys, and vacuum-melted specialty alloys products for commercial and military jet engine applications. Historical and anticipated revenues under this agreement plus ATI Allvac’s direct sales to GE Aviation for the period 2007 through 2011 could exceed $2 billion. In addition, in October 2006 we announced a long-term agreement with The Boeing Company to supply titanium alloys products for Boeing’s aircraft airframes and structural components, including Boeing’s 787 Dreamliner. Total revenues under this contract may be as much as $2.5 billion for the years 2007 through 2015. This long-term agreement includes both long-product forms which are manufactured within the High Performance Metals segment, and a significant amount of plate products which are manufactured utilizing assets of both the High Performance Metals and Flat-Rolled Products segments. Revenues and profits associated with these titanium mill products covered by the long-term agreement are included primarily in the results for the High Performance Metals segment.

     The commercial aerospace market’s use of titanium alloys is expected to increase significantly as new aircraft airframe designs use a larger percentage of titanium alloys. For example, the new Boeing 787 Dreamliner airframe (excluding engines) is expected to require the purchase of approximately 250,000 pounds of titanium alloy mill products per aircraft, a significant increase over any previous commercial aircraft airframe. New aircraft designs from Airbus, the A380 and A350-XWB, and from defense contractors are also expected to utilize a greater percentage of titanium alloys. Given the significant current backlogs of Boeing and Airbus, as well as the engine manufacturers, this increasing demand for titanium alloys mill products is expected to last into the next decade. However, The Boeing Company has experienced production difficulties with the construction of the new Boeing 787 which have delayed the planned first delivery of this new aircraft to the fourth quarter of 2010, a delay of over 2 years. These production difficulties, along with decreased demand in the aeroengine aftermarket due to weakness in the global economy, resulted in excess availability of materials in the aerospace supply chain. This excess availability of material has had an adverse effect in 2009 and 2008 on the demand and selling prices for certain of the materials we produce, especially titanium alloys and nickel-based superalloys. This supply condition also resulted in the temporarily idling our Albany, OR titanium sponge facility at the end of July 2009 to adjust titanium production and inventory levels to current market demand.
     For the period from 2004 to 2008, airline revenue passenger miles and freight miles have increased annually 5.4% and 2.4%, respectively, according to the International Civil Aviation Organization (ICAO) data. In 2009, airline revenue passenger miles and freight miles decreased 4.1% and 13.0%. Based on January 2010 forecasts, the ICAO expects growth of between 4.5% and 7.0% annually for the next 4 years based on the demand for passenger and freight travel from developing economies, especially in Asia and the Middle East, and expected continuing economic growth in the rest of the world. New commercial and military jet aircraft deliveries have increased 4.5% annually since 2005. Independent forecasts from both Airline Monitor and Forecast International project a reduction in deliveries in 2010 followed by continuing growth of commercial and military jet aircraft deliveries for the next 4 years. Because of the current economic downturn, the actual rate and timing of future aircraft deliveries is uncertain. Due to manufacturing cycle times, demand for our specialty metals leads the deliveries of new aircraft by 12 to 18 months. In addition, as our specialty metals are used in rotating components of jet engines, demand for our products for spare parts is impacted by aircraft flight activity and engine refurbishment requirements of U.S. and foreign aviation regulatory authorities.
Airline Miles — Revenue Passenger (Worldwide, per year, in billions)

70	75	80	85	90	95	00	05	09
286	433	676	849	1176	1396	1887	2311	2532
Source: International Civil Aviation Organization

Airline Miles — Freight (Worldwide, tons per year, in billions)

70	75	80	85	90	95	00	05	09
8	13	20	27	40	57	81	98	91
Source: International Civil Aviation Organization

Sources: Airline Monitor, Forecast International
Commercial & Military Jet Aircraft Build Rate and Forecast
(Worldwide, per year)

	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014

Boeing deliveries	620	491	527	381	281	285	290	398	441	375	481	460	510	530	510	455
Airbus deliveries	294	311	325	303	305	320	378	434	453	483	498	485	510	495	500	480
Regional Jet del.	193	293	325	300	315	312	260	185	183	225	182	175	140	145	180	205
Military A/C del	175	130	115	128	160	243	243	241	226	231	236	271	285	256	261	330

Total deliveries	1,282	1,225	1,292	1,112	1,061	1,160	1,171	1,258	1,303	1,314	1,397	1,391	1,445	1,426	1,451	1,470
     High Performance Metals segment operating profit for 2009 decreased 56% to $234.7 million compared to 2008 primarily due to lower shipments, lower average selling prices for most of our products, and $31.2 million for idle facility, workforce reduction, and start-up costs. Improved margins on our exotic alloys, and benefits from our gross cost reduction efforts partially offset the profitability decline. In addition, operating profit over the past several years has been affected by volatile raw material costs. Titanium and titanium scrap prices decreased significantly in 2009 and 2008. These and other raw material costs are largely recovered in product selling prices through raw material indices which attempt to match purchased material costs with shipments. However in an environment of rapidly declining, or increasing costs, these raw material indices included in product selling prices may not completely match related raw material costs due to the long manufacturing times for some of our products. The rapid decrease in raw material costs in late 2008 had a significant negative effect on operating profit as shipments produced with raw material purchased earlier in the year at higher costs were sold based upon raw material indices which reflected lower raw material prices. These negative impacts on operating profit were offset by LIFO inventory valuation reserve benefits of $33.0 million in 2009 and $70.6 million in 2008.

     We continued to aggressively reduce costs in 2009. Gross cost reductions, before the effects of inflation, totaled approximately $81 million. Major areas of gross cost reductions included $33 million from procurement savings, $30 million from operating efficiencies, $11 million from other fixed cost savings, and $7 million from reductions in compensation and benefit expenses. Cost reductions include savings from reducing the size of the workforce by approximately 17%.
     On October 23, 2009, we expanded our specialty metals product portfolio by acquiring the assets of Crucible Compaction Metals and Crucible Research, a western Pennsylvania producer of advanced powder metal products, for approximately $39 million in cash. Results for these operations, which have been named ATI Powder Metals, have been included in the High Performance Metals segment results from the date of acquisition.
2008 Compared to 2007
Sales for the High Performance Metals segment decreased 6% to $1.94 billion in 2008, due primarily to decreased demand from the aerospace and defense market, primarily as a result of delays in aircraft build schedules and the weakening global economy, and the softening demand in the oil and gas market as a result of the rapid decline in crude oil and natural gas prices in the second half of 2008 due to the weakening global economy. The declines in these markets were partially offset by increased demand for our exotic materials, especially from the chemical process industry and nuclear energy markets. While our direct international sales of exotic material increased 8%, overall direct international sales decreased $77.8 million, or 12%, to $583.0 million, and represented 30% of sales for the High Performance Metals segment. Comparative information on the segment’s products for the years ended December 31, 2008 and 2007 was:

For the Years Ended December 31,	2008	2007	% Change

Volume (000’s pounds):
Titanium mill products	32,530	30,689	6%
Nickel-based and specialty alloys	42,525	44,688	(5%)
Exotic alloys	5,473	5,169	6%

Average prices (per pound):
Titanium mill products	$25.60	$30.14	(15%)
Nickel-based and specialty alloys	$18.14	$19.16	(5%)
Exotic alloys	$48.53	$41.85	16%

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
Flat-Rolled Products

(In millions)	2009	% Change	2008	% Change	2007

Sales to external customers	$1,516.1	(48%)	$2,909.1	(1%)	$2,951.9

Operating profit	71.3	(81%)	377.4	(25%)	505.2

Operating profit as a percentage of sales	4.7%		13.0%		17.1%

Direct international sales as a percentage of sales	30.0%		26.8%		23.1%

     Our Flat-Rolled Products segment produces, converts and distributes stainless steel, nickel-based alloys, specialty alloys, and titanium and titanium-based alloys, in a variety of product forms including plate, sheet, engineered strip, and Precision Rolled Strip products, as well as grain-oriented electrical steel sheet. The major end markets for our flat-rolled products are electrical energy, oil and gas, chemical processing, automotive, food processing equipment and appliances, construction and mining, electronics, communication equipment and computers, and aerospace and defense. The operations in this segment are ATI Allegheny Ludlum, our 60% interest in the Chinese joint venture company known as Shanghai STAL Precision Stainless Steel Company Limited (STAL), and our 50% interest in the industrial titanium joint venture known as Uniti LLC. The remaining 40% interest in STAL is owned by the Baosteel Group, a state authorized investment company whose equity securities are publicly traded in the People’s Republic of China. The financial results of STAL are consolidated into the segment’s operating results with the 40% interest of our minority partner recognized in the consolidated statement of income as net income attributable to noncontrolling interests. The remaining 50% interest in Uniti LLC is held by VSMPO, a Russian producer of titanium, aluminum, and specialty steel products. We account for the results of the Uniti joint venture using the equity method since we do not have a controlling interest.
2009 Compared to 2008
Sales for the Flat-Rolled Products segment for 2009 were $1.52 billion, or 48% lower than 2008, due primarily to lower raw material surcharges and lower product shipments as a result of the global economic recession. Total product shipments decreased 22% for the full year 2009, as demand for high value and standard stainless products remained at depressed levels. However, shipments of standard stainless products, after reaching a low in the fourth quarter of 2008, increased sequentially during 2009 as service center and other customers started to replenish inventory positions. Comparative information on the segment’s products for the years ended December 31, 2009 and 2008 was:

For the Years Ended December 31,	2009	2008	% Change

Volume (000’s pounds):
High value	367,195	500,375	(27%)
Standard	474,950	584,389	(19%)

Total Flat-Rolled Products	842,145	1,084,764	(22%)

Average prices (per pound):
High value	$2.49	$3.26	(24%)
Standard	$1.22	$2.13	(43%)
Total Flat-Rolled Products	$1.77	$2.65	(33%)

     The average transaction prices to customers, which include the effect of lower average raw material surcharges, decreased by 33% to $1.77 per pound in 2009. Direct international sales as a percentage of total segment sales increased to 30% in 2009, which represented a historic high. While the majority of direct international sales were for high-value products, sales of standard products, primarily stainless steel cold roll sheet, are increasing in significance.
     Our Flat-Rolled Products segment high-value product shipments, which include engineered strip, Precision Rolled Strip, super stainless steel, nickel-based alloys, specialty alloys, titanium, and grain-oriented electrical steel products, decreased 27% in 2009 while average transaction prices for these high-value products decreased 24%. Demand for our engineered strip and Precision Rolled Strip, while lower than 2008, improved throughout 2009 as customers restocked inventory positions and demand improved from the housing market for energy efficient material. Demand for our titanium products from the chemical process industry and oil and gas markets was negatively impacted weakness in the global economy and uncertainty in financial markets for project financing. Shipments of our grain-oriented electrical steel products, while negatively impacted by the downturn in residential and commercial construction, benefited from our long-term supply agreements with key customers. Shipments of titanium and ATI-produced Uniti titanium products declined 30% to approximately 10.3 million pounds in 2009.
Shipments of our standard products, which primarily include stainless steel hot roll and cold roll sheet, and stainless steel plate, decreased 19% while average transaction prices for these products decreased by 43%. In 2009, consumption in the U.S. of stainless steel strip, sheet and plate products decreased by more than 25%, compared to 2008 consumption, according to the Specialty Steel Institute of North America (SSINA), using annualized October 2009 information. The 2009 annual consumption of 930 million tons is the lowest level in at least 15 years.

US ADC of Stainless Sheet and Strip (hot rolled and cold rolled)

	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009*
Millions of Tons	1.82	1.90	1.88	1.55	1.58	1.57	1.81	1.62	1.84	1.52	1.25	0.93

*	2009 represents Oct YTD annualized
Source: SSINA
The majority of our flat-rolled products are sold at prices that include surcharges for raw materials, including purchased scrap, that are required to manufacture our products. These raw materials include nickel, iron, chromium, and molybdenum. Nickel, which comprises a significant percentage of our material costs, continued to be volatile during 2009. The cost of nickel increased 103% during the first eight months of 2009 to an average monthly cost of $8.91 per pound in August 2009. During the next four months of 2009, the cost of nickel declined 13% to an average monthly cost of $7.74 per pound in December 2009. Our other major raw materials were also volatile during 2009 with chromium declining 14%, and iron and molybdenum increasing 29% and 19%, respectively.

Iron Scrap Prices
($/Gross Ton)

99	00	01	02	03	04	05	06	07	08	09
129	85	74	105	173	233	255	229	297	221	275
Nickel Prices
($/lb)

99	00	01	02	03	04	05	06	07	08	09
3.67	3.32	2.69	3.26	6.43	6.25	6.09	15.68	11.79	4.39	7.74
Source: London Metals Exchange

Chromium Prices
($/lb)

99	00	01	02	03	04	05	06	07	08	09
0.39	0.41	0.29	0.35	0.54	0.69	0.54	0.66	1.71	1.03	0.89
Source: Platts Metals Week
Molybdenum Prices
($/lb)

99	00	01	02	03	04	05	06	07	08	09
2.56	2.23	2.36	3.26	7.26	31.24	26.58	24.78	32.38	9.60	11.38
Source: Platts Metals Week
     Operating income was $71.3 million, an 81% decrease compared to 2008. The decline in 2009 operating profit was due primarily to lower shipments, lower average base selling prices for most of our products, and idle facility and workforce reduction costs of $19.3 million, which were partially offset by the benefits from our gross cost reduction efforts. In addition, operating profit in 2009 and 2008 was affected by volatile raw material costs. Nickel and nickel-bearing scrap, iron scrap, chromium, and molybdenum prices decreased significantly in 2008, especially in the fourth quarter. These material costs are largely recovered in product selling prices through raw material surcharges which attempt to match purchased material costs with shipments. However in an environment of rapidly declining, or increasing costs, these raw material indices included in product selling prices may not completely match our raw material costs due to the long manufacturing cycle times for some of our products. The rapid fall in raw material costs in 2008 had a significant negative effect on operating profit in 2008, and in the first half of 2009, as shipments produced with raw material purchased earlier at higher costs were sold based upon raw material surcharges which reflected lower raw material costs. This negative impact on operating profit was offset by a LIFO inventory valuation reserve benefit of $60.8 million in 2009 and $89.8 million in 2008.
     We continued to aggressively reduce costs and streamline our flat-rolled products operations. In 2009, we achieved gross cost reductions, before the effects of inflation, of approximately $77 million in our Flat-Rolled Products segment. Major areas of gross cost reductions included $62 million from procurement savings and operating efficiencies and $15 million from reductions in compensation and benefit expenses. Cost reductions include the savings from reducing the size of the workforce by approximately 14%.
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

For the Years Ended December 31,	2008	2007%	Change

Volume (000’s pounds):
High value	500,375	491,891	2%
Standard	584,389	557,016	5%

Total Flat-Rolled Products	1,084,764	1,048,907	3%

Average prices (per pound):
High value	$3.26	$3.22	1%
Standard	$2.13	$2.40	(11%)
Total Flat-Rolled Products	$2.65	$2.79	(5%)

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
     Our Flat-Rolled Products segment high-value product shipments, which include engineered strip, Precision Rolled Strip products, super stainless steel, nickel-based alloys, specialty alloys, titanium, and grain-oriented electrical steel products, increased 2% while average transaction prices for these high-value products increased 1%. Strong demand for our titanium products from the chemical process industry, and oil and gas markets, and for our grain-oriented electrical steel products from the electrical energy distribution market was offset by lower demand for our engineered strip, Precision Rolled Strip products, nickel-based alloys, and super stainless steel products. Shipments of titanium and ATI-produced Uniti titanium products grew 41% to approximately 14.7 million pounds, and shipments of our grain-oriented electrical steel products grew 9%, both compared to 2007.
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
Engineered Products

(In millions)	2009	% Change	2008	% Change	2007

Sales to external customers	$238.8	(48%)	$455.7	5%	$433.0

Operating profit (loss)	(23.8)	n/m	20.9	(35%)	32.1

Operating profit (loss) as a percentage of sales	(10.0%)		4.6%		7.4%

Direct international sales as a percentage of sales	29.3%		28.5%		28.7%

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
2009 Compared to 2008
Sales for the Engineered Products segment decreased 48% to $238.8 million in 2009 as the global economic recession severely depressed demand and selling prices of most of our products from all of our major markets.
     The significant sales decline resulted in an operating loss of $23.8 million for 2009 compared an operating profit of $20.9 million for 2008. Operating results for 2009 were adversely affected by idle facility and workforce reduction costs of $5.7 million. The decline in profitability was partially offset by a LIFO inventory valuation reserve benefit of $9.0 million primarily as a result of lower raw material costs and the benefits of gross cost reductions. In 2008, operating profit included a LIFO inventory valuation reserve benefit of $8.6 million.
     In 2009, we achieved gross cost reductions, before the effects of inflation, of approximately $14 million in our Engineered Products segment. Major areas of gross cost reductions included $8 million from procurement savings and operating efficiencies, and $6 million from lower compensation and benefit expenses. Cost reductions include savings associated with reducing the size of the workforce by approximately 36%.
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
Corporate Expenses
Corporate expenses were $53.1 million in 2009 compared to $56.8 million in 2008, and $73.8 million in 2007. The decline in corporate expenses year over year was primarily the result of lower expenses associated with annual and long-term performance-based incentive compensation programs.
Interest Expense, Net
Interest expense, net of interest income and interest capitalization, was $19.3 million for 2009 compared to $3.5 million for 2008 and $4.8 million for 2007. The increase in interest expense in 2009 was primarily due to debt issuances completed in the 2009 second quarter.
     Interest expense is presented net of interest income of $2.1 million for 2009, $9.8 million for 2008, and $26.0 million for 2007. The decline in interest income over the periods was primarily resulted from lower interest rates on invested cash offsetting the favorable benefit of higher cash balances.
     Increased capital expenditures associated with strategic investments to expand our production capabilities resulted in higher interest capitalization in 2009, 2008 and 2007. Interest expense in 2009, 2008, and 2007 was reduced by $39.0 million, $25.0 million, and $9.8 million, respectively, related to interest capitalization on major strategic capital projects.
     In prior years, we entered into “receive fixed, pay floating” interest rate swap contracts related to our $300 million, 8.375% 10-year Notes due in 2011 (“2011 Notes”), which were later settled, resulting in a gain. The settlement gain is being amortized into income as an offset to interest expense over the remaining life of the 2011 Notes. Interest expense decreased by $1.3 million in 2009, $2.0 million in 2008, and $1.8 million in 2007 due to these previously settled interest rate swap agreements.
     In June 2009, we completed the issuance of $350 million of new 9.375% 10-year Senior Notes and a tender offer for our existing 2011 Notes. As a result of the tender offer, in June 2009 we retired $183.3 million of the 2011 Notes, which resulted in a special charge for debt extinguishment of $9.2 million pre-tax, or $5.5 million after-tax, in the second quarter 2009.
Other Expenses, Net of Gains on Asset Sales
Other expenses, net of gains on asset sales, includes charges incurred in connection with closed operations, pretax gains and losses on the sale of surplus real estate, non-strategic investments and other assets, and other non-operating income or expense. These items are presented primarily in selling and administrative expenses, and in other income in the consolidated statements of income and resulted in net charges of $13.8 million in 2009, $8.5 million in 2008 and $10.2 million in 2007. Other expenses for 2009, 2008 and 2007 primarily related to legal costs associated with closed operations.
Retirement Benefit Expense
Retirement benefit expense, which includes pension and postretirement medical benefits, increased in 2009 after declining from 2004 through 2008. The increase in retirement benefit expense in 2009 was primarily due to lower returns on plan assets in 2008, which was partially offset by the benefits of voluntary pension contributions made over the last several years. During the past six years, we have made $765.2 million of voluntary pension contributions to our U.S. qualified defined benefit pension plan, including $350 million in the second quarter of 2009. The decline in retirement benefit expense from 2004 through 2008 primarily resulted from actual returns on plan assets exceeding expected returns, and the positive benefits of voluntary pension contributions. Retirement benefit expense was $121.9 million for 2009, $8.4 million for 2008, and $30.3 million for 2007. Retirement benefit expenses are included in both cost of sales and selling and administrative expenses. Retirement benefit expense included in cost of sales and selling and administrative expenses for the years ended 2009, 2008 and 2007 was as follows:

(In millions)	2009	2008	2007

Cost of sales	$85.4	$5.3	$20.3
Selling and administrative expenses	36.5	3.1	10

Total retirement benefit expense	$121.9	$8.4	$30.3

     Total retirement benefit expense for 2010 is expected to decrease to approximately $90 million, a $31.9 million reduction from 2009. We expect pension expense to decline to approximately $71.4 million, a decrease of $27.2 million compared to pension expense of $98.6 million in 2009. This expected decrease is a result of the benefit of higher than expected returns on pension plan assets in 2009 and the benefits resulting from our $350 million voluntary pension contribution made in the second quarter 2009, partially offset by utilizing a lower discount rate to value the plan’s obligations.
Income Taxes
Net income for 2009 included a provision for income taxes of $26.9 million, or 41.4% of income before tax, for U.S. Federal, foreign and state income taxes. The 2009 provision for income taxes included a non-recurring charge of $11.5 million recognized in the second quarter 2009 primarily associated with the tax consequences of the June 2009 $350 million voluntary cash contribution to our pension plan. Results of operations for 2008 included a provision for income taxes of $294.2 million, or 33.9% of income before tax. The results for 2008 benefited from a $11.9 million favorable adjustment of prior years’ taxes. Results of operations for 2007 included a provision for income taxes of $400.2 million, or 34.9% of income before tax. The results for 2007 benefited from a $23.1 million reduction of a deferred tax valuation allowance with respect to certain state tax credits expected to be realized in future periods.
     Deferred taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes, and differences between the fair value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income taxes represent future tax benefits or costs to be recognized when those temporary differences reverse. At December 31, 2009, we had a net deferred tax asset of $39.4 million. A significant portion of our deferred tax assets relates to retirement benefit obligations, which have been recorded in the accompanying financial statements but which are not recognized for income tax reporting purposes until the benefits are paid. These benefit payments are expected to occur over an extended period of years.
Financial Condition and Liquidity
We believe that internally generated funds, current cash on hand, and available borrowings under existing credit lines will be adequate to meet foreseeable liquidity needs, including a substantial expansion of our production capabilities over the next few years. We did not borrow funds under our domestic senior unsecured credit facility during 2009, 2008, or 2007. However, as of December 31, 2009 approximately $10 million of this facility was utilized to support letters of credit.
     If we needed to obtain additional financing using the credit markets, the cost and the terms and conditions of such borrowings may be influenced by our credit rating. As of December 31, 2009, Moody’s Investor Service’s senior unsecured debt rating for our Company was Baa3 with a stable ratings outlook. As of December 31, 2009, Standard & Poor’s Ratings Service’s corporate credit and senior unsecured debt rating for our Company was BBB- with a stable ratings outlook. Changes in our credit rating do not impact our access to, or the cost of, our existing credit facilities.
     We have no off-balance sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.
Cash Flow and Working Capital
Cash flow from operations for 2009 was $218.5 million, which includes a reduction in managed working capital of $350.5 million due to lower business activity and raw material costs, partially offset by a voluntary net cash pension contribution of $241.5 million ($350 million contribution less $108.5 million U.S. Federal income tax refund). Excluding the voluntary net cash pension contribution, cash flow from operations was $460 million for 2009. During 2009 we invested $454.3 in capital expenditures, including approximately $39 million for the acquisition of a specialty powder metals business. Cash provided by financing activities was $474.1 million in 2009 due to receipt of $734.4 million of net proceeds from the second quarter 2009 debt issuances, partially offset by debt retirements of $188.8 million and dividend payments of $70.6 million. At December 31, 2009, cash and cash equivalents on hand totaled $708.8 million, an increase of $238.9 million from year end 2008.

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

	03	04	05	06	07	08	09
Millions/$	576	853	1,048	1,582	1,627	1,412	1,061
% of Annualized Revenue	30.7%	29.5%	30.3%	29.0%	32.2%	35.2%	34.5%
     In 2009, managed working capital, which we define as gross inventory plus gross accounts receivable less accounts payable, decreased by $350.5 million due to lower business activity and decreased costs for certain raw materials. The decline in managed working capital was a source of cash in 2009, as gross inventory declined $184.0 million, accounts receivable declined $137.8 million, and accounts payable increased $28.7 million. Managed working capital was also a source of $214.8 million of cash in 2008 due to declining business levels, primarily in the fourth quarter 2008, and lower raw material costs. During 2008, gross inventory declined $203.5 million and accounts receivable declined $124.9 million, which was partially offset by an accounts payable decrease of $82.0 million. In 2007, the favorable impact of improved operating results on cash flow from operations was offset by continuing investment in managed working capital of $44.3 million to support the higher business levels and the effect of higher costs for certain raw materials. Managed working capital has increased approximately $485 million over the past six years. Increases in managed working capital are expected to represent a future source of cash if the level of business activity declines. Managed working capital as a percent of annualized sales was 34.5% at the end of 2009, compared to 35.2% at the end of 2008, and 32.2% at the end of 2007. Managed working capital as a percentage of sales has increased from historical levels due to a continuing shift in mix to more value added products, primarily in the High Performance Metals and Flat-Rolled Products business segments, which have a longer manufacturing process. Days sales outstanding, which measures actual collection timing for accounts receivable, increased slightly in 2009 compared to 2008 primarily as a result of increased international sales which have longer delivery schedules. Gross inventory turns, which excludes the effect of LIFO inventory valuation reserves, declined across all of our business segments due to significantly lower business activity.
The Components of managed working capital were as follows:

	December 31,	December 31,	December 31,
(in millions)	2009	2008	2007

Accounts receivable	$392.0	$530.5	$652.2
Inventory	825.5	887.6	916.1
Accounts payable	(308.6)	(278.5)	(388.4)

Subtotal	908.9	1,139.6	1,179.9
Allowance for doubtful accounts	6.5	6.3	6.3
LIFO reserve	102.8	205.6	374.6
Corporate and other	43.0	60.2	65.7

Managed working capital	$1,061.2	$1,411.7	$1,626.5

Annualized prior 2 months sales	$3,076.4	$4,008.0	$5,058.5

Managed working capital as a % of annualized sales	34.5%	35.2%	32.2%

Capital Expenditures
     Capital expenditures, including the acquisition of businesses, for 2009 were $454.3 million, compared to $515.7 million in 2008, and $447.4 million in 2007. Over the past five years, we have generated $2.2 billion in cash provided by operating activities and invested $1.8 billion in capital projects and for the acquisition of businesses. At the end of 2009, capital expenditures over the past five years represented 55% of total property, plant and equipment before accumulated depreciation. This percentage is a significant indicator of the modern nature of the Company’s productive capacity.
     We have significantly expanded and continue to expand our manufacturing capabilities to meet current and expected demand growth from the aerospace (engine and airframe) and defense, oil and gas, chemical process industry, electrical energy, and medical markets, especially for titanium and titanium-based alloys, nickel-based alloys and superalloys, specialty alloys, and exotic alloys. These self-funded capital investments include:
•	The expansion of ATI’s aerospace quality titanium sponge production capabilities. Titanium sponge is an important raw material used to produce our titanium mill products. Our greenfield premium-grade titanium sponge (jet engine rotating parts) facility in Rowley, UT commenced initial production in December 2009. We plan to ramp production at this facility during 2010 in a systematic manner to consistently provide the best quality and cost competitive product. When this Utah sponge facility is fully operational, our total annual sponge production capacity including our Albany, OR standard grade titanium sponge facility is projected to be approximately 46 million pounds. These secure supply sources are intended to reduce our purchased titanium sponge and purchased titanium scrap requirements. In addition, the Utah facility will have the infrastructure in place to further expand annual capacity by approximately 18 million pounds, bringing the total annual capacity at that facility to 42 million pounds, if needed. At the end of July 2009, we temporarily idled our Albany, OR titanium sponge facility to adjust production and inventory levels to current market demand for titanium and titanium-based products.

•	The expansion of ATI’s mill products processing and finishing capabilities for titanium and titanium-based alloys, nickel-based alloys and superalloys, and specialty alloys. Projects include a $260 million expansion of our titanium and superalloy forging capacity at our Bakers, NC facility through the addition of an integrated 10,000 ton press forge, 700mm radial forge, and conditioning, finishing and inspection facilities to produce large diameter products needed for certain demanding applications. The conditioning, finishing and inspection facilities commenced operations in the third quarter 2008, and the forging equipment began operations in the third quarter 2009. Forging is a hot-forming process that produces wrought forging billet and forged machining bar from an ingot.

•	A new advanced specialty metals hot rolling and processing facility at our existing Brackenridge, PA site. The project is estimated to cost approximately $1.16 billion and take at least four years to complete. Engineering, permitting and site preparation are nearly completed for the facility. Our new advanced hot-rolling and processing facility is designed to be the most powerful mill in the world for production of specialty metals. It is designed to produce exceptional quality, thinner, and wider hot-rolled coils at reduced cost with shorter lead times, and require lower working capital requirements. When completed, we believe ATI’s new advanced specialty metals hot rolling and processing facility will provide unsurpassed manufacturing capability and versatility in the production of a wide range of flat-rolled specialty metals. We expect improved productivity, lower costs, and higher quality for our diversified product mix of flat-rolled specialty metals, including nickel-based and specialty alloys, titanium and titanium alloys, zirconium alloys, Precision Rolled Strip® products, and stainless sheet and coiled plate products. It is designed to roll and process exceptional quality hot bands of up to 78.62 inches, or 2 meters, wide.

•	In connection with the new advanced specialty metals hot rolling and processing facility, we are consolidating our Natrona, PA grain-oriented electrical steel melt shop into ATI’s Brackenridge, PA melt shop. This consolidation is expected to improve the overall productivity of ATI’s flat-rolled grain-oriented electrical steel and other stainless and specialty alloys, and reduce the cost of producing slabs and ingots. The investment should also result in significant reduction of particulate emissions. We expect to realize considerable cost savings from this project beginning in second half of 2010.

•	We are increasing our capacity to produce zirconium products through capital expansions of zirconium sponge production and VAR melting. This new zirconium sponge and melting capacity better positions ATI for the current and expected strong growth in demand from the nuclear energy and chemical process industry markets. We believe that ATI is now the world’s largest producer of critical reactor grade zirconium sponge for the nuclear energy market.

•	Our STAL joint venture commenced an expansion of its operations in Shanghai, China in late 2006. This expansion nearly tripled STAL’s rolling and slitting capacity to produce Precision Rolled Strip® products at a cost of approximately $103 million. The additional slitting capacity commenced operations in June 2009, and the remainder of the facility was completed in the second half of 2009. STAL is now much better positioned to benefit from China’s electronics and telecommunications manufacturing market for cell phones and smartphones, as well as China’s rapidly growing automotive parts manufacturing market. We believe STAL is the largest producer of these thin strip products in China and that our new facility gives us a significant competitive advantage in this growing market.

•	On October 23, 2009, we acquired the assets of Crucible Compaction Metals and Crucible Research, a western Pennsylvania producer of advanced powder metal products, for approximately $39 million. This acquisition, which has been named ATI Powder Metals, expands our specialty metals product portfolio. Powder metals are used in the production of complex alloy chemistries, typically when conventional processes can not be used. Powder metals represent a growth opportunity for ATI as more powder metals are used in the aerospace industry for the latest generation of jet engines and for the production of near-net-shape parts. Additional markets for these powder metals products include oil and gas, electrical energy, and medical.
     We currently expect that our projected 2010 capital expenditures will be approximately $375 million, and we expect capital spending to remain in this range for the next few years as we complete these strategic projects.
Debt
Total debt outstanding increased by $561.3 million, to $1,071.1 million at December 31, 2009, from $509.8 million at December 31, 2008. The increase in debt was primarily due to new debt issuances, net of debt retirements, discussed below.
Convertible Notes
     In June 2009, we issued and sold $402.5 million in aggregate principal amount of 4.25% Convertible Senior Notes due 2014 (the “Convertible Notes”). Interest is payable semi-annually on June 1 and December 1 of each year. Net proceeds of $390.2 million from the sale of the Convertible Notes were used to make a $350 million voluntary cash contribution to our U.S. defined benefit pension plan, and the balance was used for general corporate purposes including funding of contributions to trusts established to fund retiree medical benefits. The Convertible Notes are unsecured and unsubordinated obligations of the Company and rank equally with all of its existing and future senior unsecured debt. The underwriting fees and other third-party expenses for the issuance of the Convertible Notes were $12.3 million and will be amortized to interest expense over the 5-year term of the Convertible Notes.
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
2019 Notes
     In June 2009, we issued $350 million aggregate principal amount of 9.375% unsecured Senior Notes with a maturity of June 2019 (the “2019 Notes”). Interest is payable semi-annually on June 1 and December 1 of each year. Net proceeds of $344.2 million from the sale of the 2019 Notes were used to retire $183.3 million of the Company’s 2011 Notes, as discussed below, and for general corporate purposes. The underwriting fees, discount and other third-party expenses for the issuance of the 2019 Notes were $5.8 million and will be amortized to interest expense over the 10-year term of the 2019 Notes. The 2019 Notes are unsecured and unsubordinated obligations of the Company and rank equally with all of its existing and future senior unsecured debt. The 2019 Notes restrict our ability to create certain liens, to enter into sale leaseback transactions, and to consolidate, merge or transfer all, or substantially all, of our assets. We have the option to redeem the 2019 Notes, as a whole or in part, at any time or from time to time, on at least 30 days, but not more than 60 days, prior notice to the holders of the Notes at a redemption price specified in the 2019 Notes. The 2019 Notes are subject to repurchase upon the occurrence of a change in control repurchase event (as defined in the 2019 Notes) at a repurchase price in cash equal to 101% of the aggregate principal amount of the Notes repurchased, plus any accrued and unpaid interest on the 2019 Notes repurchased.
Retirement of 2011 Notes
     In June 2009, we completed a tender offer for our 8.375% Notes due in 2011 (the “2011 Notes”) of which $300 million in aggregate principal amount was outstanding prior to the tender offer. As a result of the tender offer, we retired $183.3 million of the 2011 Notes and recognized a pre-tax charge of $9.2 million in the 2009 second quarter for the costs of acquiring the 2011 Notes. As of December 31, 2009, $116.7 million in face value of the 2011 Notes remain outstanding.
Debt Ratios and Other
In managing our overall capital structure, some of the measures on which we focus are net debt to total capitalization, which is the percentage of our debt, net of cash that may be available to reduce borrowings, to our total invested and borrowed capital, and total debt to total capitalization, which excludes cash balances. At year-end 2009, our net debt to total capitalization was 15.3%, compared to 2.0% at December 31, 2008, and a negative 4.5% at December 31, 2007. At December 31, 2007, our cash on hand exceeded our total debt. Total debt to total capitalization was 34.7% at December 31, 2009 compared to 20.7% at December 31, 2008, and 19.2% at December 31, 2007.

	December 31,	December 31,
(In millions)	2009	2008

Total debt	$1,071.1	$509.8
Less: Cash	(708.8)	(469.9)

Net debt	$362.3	$39.9

Net debt	$362.3	$39.9
Total ATI stockholders’ equity	2,012.2	1,957.4

Net ATI capital	$2,374.5	$1,997.3
Net debt to ATI capital	15.3%	2.0%

	December 31,	December 31,
(In millions)	2009	2008

Total debt	$1,071.1	$509.8
Total ATI stockholders’ equity	2,012.2	1,957.4

Total ATI capital	$3,083.3	$2,467.2
Total debt to ATI capital	34.7%	20.7%

     In May 2009, we amended our $400 million senior unsecured domestic bank group credit agreement which extends through July 31, 2012 to redefine the two financial covenants to provide additional financial flexibility. The amendment restated the definition of consolidated earnings before interest and taxes, and consolidated earnings before income, taxes, depreciation and amortization as used in the interest coverage and leverage ratios to exclude any non-cash pension expense or income and restates the definition of consolidated indebtedness used in the leverage ratio, which previously was based on gross indebtedness, to be net of cash on hand in excess of $50 million. As of December 31, 2009, there had been no borrowings made under the facility, although approximately $10 million of the facility was used to support letters of credit. The unsecured facility requires us to maintain a leverage ratio (consolidated total indebtedness divided by consolidated earnings before interest, taxes and depreciation and amortization) of not greater than 3.25, and maintain an interest coverage ratio (consolidated earnings before interest and taxes divided by interest expense) of not less than 2.0. For the twelve months ended December 31, 2009, our leverage ratio was 1.47, and our interest coverage ratio was 7.91.
     The Company has an additional separate credit facility for the issuance of letters of credit. As of December 31, 2009, $29 million in letters of credit were outstanding under this facility.
     STAL, our Chinese joint venture company in which ATI has a 60% interest, has a revolving credit facility with a group of banks which extends though early August 2012. Under the credit facility, STAL may borrow up to 205 million renminbi (approximately $30 million at December 2009 exchange rates) at an interest rate equal to 90% of the applicable lending rate published by the People’s Bank of China. The credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners, and is intended to be utilized in the future for the expansion of STAL’s operations, which are located in Shanghai, China. The credit facility requires STAL to maintain a minimum level of shareholders’ equity, and certain financial ratios. As of December 31, 2009, there had been no borrowings made under this credit facility.
     STAL had approximately $4 million in letters of credit outstanding as of December 31, 2009. These letters of credit are supported solely by STAL’s financial capability without any guarantees from the joint venture partners.
     Interest rate swap contracts have been used from time-to-time to manage our exposure to interest rate risks. At December 31, 2009, we have no interest rate swap contracts in place. We have deferred gains on settled “receive fixed, pay floating” interest rate swap contracts associated with our outstanding 2011 Notes. These gains on settlement, which occurred in 2004 and 2003, remain a component of the reported balance of the 2011 Notes, and are ratably recognized as a reduction to interest expense over the remaining life of the Notes, which is approximately two years. At December 31, 2009, the deferred settlement gain was $1.8 million. The result of the “receive fixed, pay floating” arrangements was a decrease in interest expense of $1.3 million, $2.0 million, and $1.8 million for the years ended December 31, 2009, 2008, and 2007, respectively, compared to the fixed interest expense of the 2011 Notes.
     A summary of required payments under financial instruments (excluding accrued interest) and other commitments are presented below.

		Less than	1-3	4-5	After 5
(In millions)	Total	1 year	years	years	years

Contractual Cash Obligations

Total Debt including Capital Leases	$1,069.9	$33.5	$129.0	$404.7	$502.7
Operating Lease Obligations	71.5	17.4	25.5	10.8	17.8
Other Long-term Liabilities (A)	119.3	—	50.5	14.9	53.9
Unconditional Purchase Obligations
Raw Materials (B)	885.2	308.6	173.1	170.9	232.6
Capital expenditures	38.5	38.4	0.1	—	—
Other (C)	82.6	21.1	29.4	18.9	13.2

Total	$2,267.0	$419.0	$407.6	$620.2	$820.2

(In millions)

Other Financial Commitments

Lines of Credit (D)	$503.8	$69.1	$4.7	$430.0	$—
Guarantees	$19.6

(A)	Other long-term liabilities exclude pension liabilities and accrued postretirement benefits.

(B)	We have contracted for physical delivery for certain of our raw materials to meet a portion of our needs. These contracts are based upon fixed or variable price provisions. We used current market prices as of December 31, 2009, for raw material obligations with variable pricing.

(C)	We have various contractual obligations that extend through 2015 for services involving production facilities and administrative operations. Our purchase obligation as disclosed represents the estimated termination fees payable if we were to exit these contracts.

(D)	Drawn amounts were $26.3 million at December 31, 2009 under foreign credit agreements, and drawn amounts are included in total debt. Drawn amounts also include $10.3 million utilized under the $400 million domestic senior unsecured credit facility for standby letters of credit, which renew annually, and $28.8 million under a separate letter of credit facility. These letters of credit are used to support: $30.0 million in workers’ compensation and general insurance arrangements, and $9.1 million related to environmental, legal and other matters.
Retirement Benefits
At December 31, 2009, our U.S. qualified defined benefit pension plan was essentially fully funded. The value of the liabilities of the qualified defined benefit pension plan exceeded pension plan investments as of the end of 2009, by $9 million, or approximately 0.4%. We have not been required to make cash contributions to this defined benefit pension plan since 1995. However, during the past six years, we have made $765.2 million in voluntary cash and stock contributions to this plan to improve the plan’s funded position. These voluntary contributions were comprised of cash contributions of $350 million in 2009, $30 million in 2008, and $100 million during each of 2007, 2006 and 2005, respectively, plus $50 million during 2004. Additionally in the fourth quarter of 2008, we contributed 1.5 million shares of ATI common stock, valued at $35.2 million, to the pension plan. Based on current regulations and actuarial studies, we do not expect to be required to make cash contributions to our U.S. qualified defined benefit pension plan for 2010. However, we may elect, depending upon investment performance of the pension plan assets and other factors, to make additional voluntary cash contributions to this pension plan in the future.
     We fund certain retiree health care benefits for Allegheny Ludlum using investments held in a Company-administered Voluntary Employee Benefit Association (VEBA) trust. This allows us to recover a portion of the retiree medical costs. In accordance with our labor agreements, during 2009, 2008, and 2007, we funded $13.8 million, $34.3 million, and $30.8 million, respectively, of retiree medical costs using the investments of this VEBA trust. We may continue to fund certain retiree medical benefits utilizing the investments held in this VEBA. The value of the investments held in this VEBA was approximately $17 million as of December 31, 2009.
Dividends
We paid a quarterly dividend of $0.18 per share of common stock for each quarter of 2009 and 2008. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate.
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
Inventories
At December 31, 2009, we had net inventory of $825.5 million. Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO) and average cost methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. The prices for many of the raw materials we use have been extremely volatile during the past four years. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a rise in raw material costs has a negative effect on our operating results, while, conversely, a fall in material costs results in a benefit to operating results. For example, in 2009, 2008 and 2007, the effect of falling raw material costs on our LIFO inventory valuation method resulted in cost of sales which were $102.8 million, $169.0 million and $92.1 million, respectively, lower than would have been recognized had we utilized the FIFO methodology to value our inventory. However, in 2006 the effect of increases in raw material costs on our LIFO inventory valuation method resulted in cost of sales which were $197.0 million higher than would have been recognized if we utilized the FIFO methodology to value our inventory. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold.
     The LIFO inventory valuation methodology is not utilized by many of the companies with which we compete, including foreign competitors. As such, our results of operations may not be comparable to those of our competitors during periods of volatile material costs due, in part, to the differences between the LIFO inventory valuation method and other acceptable inventory valuation methods.
     We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting reserve, if any, is recognized as an expense in the period that the need for the reserve is identified. At December 31, 2009, no significant reserves were required. It is our general policy to write-down to scrap value any inventory that is identified as obsolete and any inventory that has aged or has not moved in more than twelve months. In some instances this criterion is up to twenty-four months due to the longer manufacturing and distribution process for such products.
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
Retirement Benefits
We have defined benefit and defined contribution pension plans covering substantially all of our employees. Under U.S. generally accepted accounting principles, benefit expenses recognized in financial statements for defined benefit pension plans are determined on an actuarial basis, rather than as contributions are made to the plan. A significant element in determining our pension (expense) income in accordance with the accounting standards is the expected investment return on plan assets. In establishing the expected return on plan investments, which is reviewed annually in the fourth quarter, we take into consideration input from our third party pension plan asset managers and actuaries regarding the types of securities the plan assets are invested in, how those investments have performed historically, and expectations for how those investments will perform in the future. Our expected long-term return on pension plan investments has been 8.75% for each of the past five years. We apply this assumed rate to the market value of plan assets at the end of the previous year. This produces the expected return on plan assets that is included in annual pension (expense) income for the current year. The actual return on pension plan assets for 2009 was 16.4%. For 2008, actual investment results were a negative 25.3%, reversing a trend of positive returns of 10.9% for 2007, 18.2% for 2006, 9.7% for 2005, and 11.7% for 2004. Based upon our strategic allocation of pension assets across the various investments asset classes, our expected long-term return on pension plan investments for 2010 remains at 8.75%. The effect of increasing, or lowering, the expected return on pension plan investments by 0.25% results in additional pretax annual income, or expense, of approximately $5.4 million. The cumulative difference between this expected return and the actual return on plan assets is deferred and amortized into pension income or expense over future periods. The amount of expected return on plan assets can vary significantly from year-to-year since the calculation is dependent on the market value of plan assets as of the end of the preceding year. U.S. generally accepted accounting principles allow companies to calculate the expected return on pension assets using either an average of fair market values of pension assets over a period not to exceed five years, which reduces the volatility in reported pension income or expense, or their fair market value at the end of the previous year. However, the Securities and Exchange Commission currently does not permit companies to change from the fair market value at the end of the previous year methodology, which is the methodology that we use, to an averaging of fair market values of plan assets methodology. As a result, our results of operations and those of other companies, including companies with which we compete, may not be comparable due to these different methodologies in calculating the expected return on pension investments.
     In accordance with accounting standards, we determine the discount rate used to value pension plan liabilities as of the last day of each year. The discount rate reflects the current rate at which the pension liabilities could be effectively settled. In estimating this rate, we receive input from our actuaries regarding the rates of return on high quality, fixed-income investments with maturities matched to the expected future retirement benefit payments. Based on this assessment at the end of December 2009, we established a discount rate of 6.2% for valuing the pension liabilities as of the end of 2009, and for determining the pension expense for 2010. We had previously assumed a discount rate of 6.85% at the end of 2008 and 6.25% for the end of 2007. The estimated effect of changing the discount rate by 0.50%, would decrease pension liabilities in the case of an increase in the discount rate, or increase pension liabilities in the case of a decrease in the discount rate by approximately $100 million. Such a change in the discount rate would decrease pension expense in the case of an increase in the discount rate, or increase pension expense in the case of a decrease in the discount rate by approximately $8 million. The effect on pension liabilities for changes to the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, are deferred and amortized over future periods in accordance with the accounting standards.
     As discussed above, gains and losses due to differences between actual and expected results for investment returns on plan assets, and changes in the discount rate used to value benefit obligations are deferred and recognized in the income statement over future periods. However for balance sheet presentation, these gains and losses are included in the determination of benefit obligations, net of plan assets, included on the year-end statement of financial position. At December 31, 2009, the Company had $996 million of losses, primarily related to negative investment returns on plan assets in 2008, which have been recognized on the 2009 year-end balance sheet through a reduction in stockholders’ equity which will be recognized in the income statement through expense amortizations over future years.
     We also sponsor several postretirement plans covering certain hourly and salaried employees and retirees. These plans provide health care and life insurance benefits for eligible employees. Under most of the plans, our contributions towards premiums are capped based upon the cost as of certain dates, thereby creating a defined contribution. For the non-collectively bargained plans, we maintain the right to amend or terminate the plans in the future. In accordance with U.S. generally accepted accounting standards, postretirement expenses recognized in financial statements associated with defined benefit plans are determined on an actuarial basis, rather than as benefits are paid. We use actuarial assumptions, including the discount rate and the expected trend in health care costs, to estimate the costs and benefit obligations for these plans. The discount rate, which is determined annually at the end of each year, is developed based upon rates of return on high quality, fixed-income investments. At the end of 2009, we determined the rate to be 6.2%, compared to a 6.85% discount rate in 2008, and a 6.25% discount rate in 2007. The estimated effect of changing the discount rate by 0.50%, would decrease postretirement obligations in the case of an increase in the discount rate, or increase postretirement obligations in the case of a decrease in the discount rate by approximately $17 million. Such a change in the discount rate would decrease postretirement benefit expense in the case of an increase in the discount rate, or increase postretirement benefit expense in the case of a decrease in the discount rate by approximately $0.5 million. Based upon predictions of continued significant medical cost inflation in future years, the annual assumed rate of increase in the per capita cost of covered benefits of health care plans is 9.92% in 2010 and is assumed to gradually decrease to 5.0% in the year 2028 and remain level thereafter.
     Certain of these postretirement benefits are funded using plan investments held in a Company-administered VEBA trust. The expected return on plan investments is a significant element in determining postretirement benefits expenses in accordance with accounting standards. In establishing the expected return on plan investments, which is reviewed annually in the fourth quarter, we take into consideration the types of securities the plan assets are invested in, how those investments have performed historically, and expectations for how those investments will perform in the future. For 2009, our expected return on investments held in the VEBA trust was 8.3%. This assumed long-term rate of return on investments is applied to the market value of plan assets at the end of the previous year. This produces the expected return on plan investments that is included in annual postretirement benefits expenses for the current year. The actual return on investments held in the VEBA trust was a negative 15.9% in 2009 and a negative 9.5% in 2008 due primarily to losses on private equity investments. These investments losses during the past two years reversed a trend of positive returns of 16.9% in 2007, 50.0% in 2006, and 11.6% in both 2005 and 2004. Our expected return on investments in the VEBA trust is 8.3% for 2010. The expected return on investments held in the VEBA trust is expected to be lower than the return on pension plan investments due to the mix of assets held by the VEBA trust and the expected reduction of VEBA trust assets due to benefit payments.
New Accounting Pronouncements Adopted
As required, in the first quarter 2009, we adopted changes issued by the Financial Accounting Standards Board (FASB) to consolidation accounting and reporting. These changes, among others, required that noncontrolling interests, formerly termed minority interests, be considered a component of equity for all periods presented. Noncontrolling interests were previously classified within other long-term liabilities. In addition, the practice of reporting minority interest expense or benefit changed. The income statement presentation has been revised to separately present consolidated net income, which now includes the amounts attributable to ATI plus noncontrolling interests (minority interests), and net income attributable solely to ATI, for all periods presented. Absent a change in control, increases and decreases in the noncontrolling ownership interest amount are accounted for as equity transactions. As a result of adopting this accounting change, the balance sheet and the income statement have been recast retrospectively for the presentation of noncontrolling interest in our STAL joint venture.
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
Forward-Looking Statements
From time-to-time, the Company has made and may continue to make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements in this report relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Such forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause our actual results or performance to materially differ from any future results or performance expressed or implied by such statements. Various of these factors are described in Item 1A, Risk Factors, of this Annual Report on Form 10-K and will be described from time-to-time in the Company filings with the Securities and Exchange Commission (“SEC”), including the Company’s Annual Reports on Form 10-K and the Company’s subsequent reports filed with the SEC on Form 10-Q and Form 8-K, which are available on the SEC’s website at http://www.sec.gov and on the Company’s website at http://www.atimetals.com. We assume no duty to update our forward-looking statements.
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
Interest Rate Risk. We attempt to maintain a reasonable balance between fixed- and floating-rate debt to keep financing costs as low as possible. At December 31, 2009, we had approximately $42 million of floating rate debt outstanding with a weighted average interest rate of approximately 1.5%. Approximately $20 million of this floating rate debt is capped at a 6% maximum interest rate. Since the interest rate on floating rate debt changes with the short-term market rate of interest, we are exposed to the risk that these interest rates may increase, raising our interest expense in situations where the interest rate is not capped. For example, a hypothetical 1% increase in the rate of interest on the $22 million of our outstanding floating rate debt not subjected to a cap would result in increased annual financing costs of approximately $0.2 million.
Volatility of Energy Prices. Energy resources markets are subject to conditions that create uncertainty in the prices and availability of energy resources. The prices for and availability of electricity, natural gas, oil and other energy resources are subject to volatile market conditions. These market conditions often are affected by political and economic factors beyond our control. Increases in energy costs, or changes in costs relative to energy costs paid by competitors, have and may continue to adversely affect our profitability. To the extent that these uncertainties cause suppliers and customers to be more cost sensitive, increased energy prices may have an adverse effect on our results of operations and financial condition. We use approximately 8 to 10 million MMBtu’s of natural gas annually, depending upon business conditions, in the manufacture of our products. These purchases of natural gas expose us to risk of higher gas prices. For example, a hypothetical $1.00 per MMBtu increase in the price of natural gas would result in increased annual energy costs of approximately $8 to $10 million. We use several approaches to minimize any material adverse effect on our financial condition or results of operations from volatile energy prices. These approaches include incorporating an energy surcharge on many of our products and using financial derivatives to reduce exposure to energy price volatility.
     At December 31, 2009, the outstanding financial derivatives used to hedge our exposure to natural gas cost volatility represented approximately 50% of our forecasted requirements through 2011. The net mark-to-market valuation of these outstanding hedges at December 31, 2009 was an unrealized pre-tax loss of $17.1 million, of which $10.2 million was presented in accrued liabilities, $7.5 million was presented in other long-term liabilities, $0.3 million was presented in other current assets, and $0.3 million was presented in other assets on the balance sheet. The effects of the hedging activity will be recognized in income over the designated hedge periods. For the year ended December 31, 2009, the effects of natural gas hedging activity increased cost of sales by $15.1 million.
Volatility of Raw Material Prices. We use raw materials surcharge and index mechanisms to offset the impact of increased raw material costs; however, competitive factors in the marketplace can limit our ability to institute such mechanisms, and there can be a delay between the increase in the price of raw materials and the realization of the benefit of such mechanisms. For example, in 2009 we used approximately 60 million pounds of nickel; therefore a hypothetical change of $1.00 per pound in nickel prices would result in increased costs of approximately $60 million. In addition, in 2009 we also used approximately 600 million pounds of ferrous scrap in the production of our flat-rolled products and a hypothetical change of $0.01 per pound would result in increased costs of approximately $6 million. While we enter into raw materials futures contracts from time-to-time to hedge exposure to price fluctuations, such as for nickel, we cannot be certain that our hedge position adequately reduces exposure. We believe that we have adequate controls to monitor these contracts, but we may not be able to accurately assess exposure to price volatility in the markets for critical raw materials.
     The majority of our products are sold utilizing raw material surcharges and index mechanisms. However as of December 31, 2009, we had entered into financial hedging arrangements primarily at the request of our customers related to firm orders, for approximately 10% of our estimated total annual nickel requirements in 2010. A minor amount of nickel hedges extend into 2012. Any gain or loss associated with these hedging arrangements is included in the cost of sales. At December 31, 2009, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax gain of $15.4 million, comprised of $14.9 million included in prepaid expenses and other current assets and $0.5 million in other long-term assets on the balance sheet.
Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies expected to be received from our export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk. At December 31, 2009, the outstanding financial derivatives used to hedge our exposure to foreign currency, primarily euros, represented approximately 5% of our forecasted total international sales through 2011. At December 31, 2009, the net mark-to-market valuation of the outstanding foreign currency forward contracts was an unrealized pre-tax gain of $7.4 million, of which $3.8 million is included in other current assets and $3.6 million in other long-term assets on the balance sheet. In addition, we may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Allegheny Technologies Incorporated
We have audited the accompanying consolidated balance sheets of Allegheny Technologies Incorporated as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in consolidated equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allegheny Technologies Incorporated at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
As described in Note 9 to the financial statements, the Company changed its measurement date for pensions and other postretirement benefits in 2008. As described in Note 12 to the financial statements, the Company changed its accounting for income tax uncertainties in 2007.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Allegheny Technologies Incorporated’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
February 25, 2010

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Income

(In millions, except per share amounts)
For the Years Ended December 31,	2009	2008	2007

Sales	$3,054.9	$5,309.7	$5,452.5

Costs and expenses:
Cost of sales	2,646.5	4,157.8	4,003.1
Selling and administrative expenses	315.7	282.7	296.7

Income before interest, other income and income taxes	92.7	869.2	1,152.7

Interest expense, net	(19.3)	(3.5)	(4.8)
Debt extinguishment costs	(9.2)	—	—
Other income, net	0.7	2.0	6.2

Income before income taxes	64.9	867.7	1,154.1

Income tax provision	26.9	294.2	400.2

Net income	38.0	573.5	753.9

Less: Net income attributable to noncontrolling interests	6.3	7.6	6.8

Net income attributable to ATI	$31.7	$565.9	$747.1

Basic net income attributable to ATI per common share	$0.33	$5.71	$7.35

Diluted net income attributable to ATI per common share	$0.32	$5.67	$7.26

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
(In millions, except share and per share amounts)	2009	2008

Assets
Cash and cash equivalents	$708.8	$469.9
Accounts receivable, net	392.0	530.5
Inventories, net	825.5	887.6
Prepaid expenses and other current assets	71.3	41.4

Total Current Assets	1,997.6	1,929.4
Property, plant and equipment, net	1,907.9	1,633.6
Cost in excess of net assets acquired	207.8	190.9
Deferred income taxes	63.1	281.6
Other assets	169.6	134.9

Total Assets	$4,346.0	$4,170.4

Liabilities and Stockholders’ Equity
Accounts payable	$308.6	$278.5
Accrued liabilities	258.8	322.0
Deferred income taxes	23.7	78.2
Short term debt and current portion of long-term debt	33.5	15.2

Total Current Liabilities	624.6	693.9
Long-term debt	1,037.6	494.6
Accrued postretirement benefits	424.3	446.9
Pension liabilities	50.6	378.2
Other long-term liabilities	119.3	127.8

Total Liabilities	2,256.4	2,141.4

Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized- 50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-102,404,256 shares at December 31, 2009 and December 31, 2008; outstanding- 98,070,474 shares at December 31, 2009 and 97,330,969 shares at December 31, 2008	10.2	10.2
Additional paid-in capital	653.6	651.8
Retained earnings	2,230.5	2,286.7
Treasury stock: 4,333,782 shares at December 31, 2009 and 5,073,287 shares at December 31, 2008	(208.6)	(244.8)
Accumulated other comprehensive loss, net of tax	(673.5)	(746.5)

Total ATI Stockholders’ Equity	2,012.2	1,957.4
Noncontrolling Interests	77.4	71.6

Total Stockholders’ Equity	2,089.6	2,029.0

Total Liabilities and Stockholders’ Equity	$4,346.0	$4,170.4

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

(In millions)
For the Years Ended December 31,	2009	2008	2007

Operating Activities:

Net income	$38.0	$573.5	$753.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132.6	118.8	102.9
Deferred taxes	123.6	129.0	55.5
Change in operating assets and liabilities:
Retirement benefits (a)	(280.6)	(52.9)	(102.4)
Accounts receivable	141.4	121.7	(41.3)
Inventories	67.8	28.6	(117.4)
Accounts payable	30.1	(109.9)	33.3
Accrued income taxes	(26.6)	(6.9)	(5.3)
Accrued liabilities and other	(7.8)	(47.4)	22.3

Cash provided by operating activities	218.5	754.5	701.5

Investing Activities:
Purchases of property, plant and equipment	(415.4)	(515.7)	(447.4)
Purchases of businesses and investments in ventures	(38.9)	—	(9.7)
Asset disposals and other	0.6	1.8	5.4

Cash used in investing activities	(453.7)	(513.9)	(451.7)

Financing Activities:
Issuances of long-term debt	752.5	—	—
Payments on long-term debt and capital leases	(194.6)	(14.8)	(15.3)
Net borrowings (repayments) under credit facilities	5.8	(3.1)	(8.6)
Debt issuance costs	(18.1)	—	—
Dividends paid to shareholders	(70.6)	(71.4)	(58.1)
Shares repurchased for income tax withholding on share-based compensation	(1.4)	(15.8)	(50.1)
Dividends paid to noncontrolling interests	(0.8)	—	—
Exercises of stock options	0.8	1.0	5.5
Taxes on share-based compensation	0.5	(11.6)	50.7
Purchase of treasury stock	—	(278.3)	(61.2)
Contributions from noncontrolling interests	—	—	8.3

Cash provided by (used in) financing activities	474.1	(394.0)	(128.8)

Increase (decrease) in cash and cash equivalents	238.9	(153.4)	121.0
Cash and cash equivalents at beginning of year	469.9	623.3	502.3

Cash and cash equivalents at end of year	$708.8	$469.9	$623.3

(a)	Includes annual voluntary cash contributions of $(350) million in 2009, $(30) million in 2008 and $(100) million in 2007.
Amounts presented on the Consolidated Statements of Cash Flows may not agree to the corresponding changes in balance sheet items due to the accounting for purchases and sales of businesses and the effects of foreign currency translation.
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Statements of Changes in Consolidated Equity

	ATI Stockholders
					Accumulated
		Additional			Other		Non-
	Common	Paid-In	Retained	Treasury	Comprehensive	Comprehensive	controlling	Total
(In millions, except per share amounts)	Stock	Capital	Earnings	Stock	Income (Loss)	Income (Loss)	Interests	Equity

Balance, December 31, 2006	$10.1	$637.0	$1,166.6	$—	$(311.2)	$—	$37.9	$1,540.4
Net income	—	—	747.1	—	—	747.1	6.8	753.9
Other comprehensive income (loss) net of tax:
Pension plans and other postretirement benefits	—	—	—	—	71.4	71.4	—	71.4
Foreign currency translation gains	—	—	—	—	20.3	20.3	4.2	24.5
Unrealized losses on derivatives	—	—	—	—	(16.9)	(16.9)	—	(16.9)
Change in unrealized gains on securities	—	—	—	—	(0.8)	(0.8)	—	(0.8)

Comprehensive income	—	—	747.1	—	74.0	$821.1	11.0	832.1
Purchase of treasury stock	—	—	—	(61.2)	—		—	(61.2)
Cumulative effect of change in accounting principle	—	—	(5.6)	—	—		—	(5.6)
Cash dividends on common stock ($0.57 per share)	—	—	(58.1)	—	—		—	(58.1)
Contributions from noncontrolling interests	—	—	—	—	—		8.3	8.3
Employee stock plans	0.1	56.7	(19.3)	(14.2)	—		—	23.3

Balance, December 31, 2007	$10.2	$693.7	$1,830.7	$(75.4)	$(237.2)	$	57.2	$2,279.2

Net income	—	—	565.9	—		565.9	7.6	573.5
Other comprehensive income (loss) net of tax:
Pension plans and other postretirement benefits	—	—	—	—	(426.1)	(426.1)	—	(426.1)
Foreign currency translation gains (losses)	—	—	—	—	(69.3)	(69.3)	6.8	(62.5)
Unrealized losses on derivatives	—	—	—	—	(15.1)	(15.1)	—	(15.1)

Comprehensive income	—	—	565.9	—	(510.5)	$55.4	14.4	69.8
Purchase of treasury stock	—	—	—	(278.3)	—		—	(278.3)
Contribution of stock to pension plan	—	—	(37.2)	72.4	—		—	35.2
Effect of changing the measurement date for pension plans and other postretirement benefits, net of tax	—	—	—	—	1.2		—	1.2
Cash dividends on common stock ($0.72 per share)	—	—	(71.4)	—	—		—	(71.4)
Employee stock plans	—	(41.9)	(1.3)	36.5	—		—	(6.7)

Balance, December 31, 2008	$10.2	$651.8	$2,286.7	$(244.8)	$(746.5)		$71.6	$2,029.0

Net income	—	—	31.7	—		31.7	6.3	38.0
Other comprehensive income net of tax:
Pension plans and other postretirement benefits	—	—	—	—	19.9	19.9	—	19.9
Foreign currency translation gains	—	—	—	—	21.9	21.9	0.3	22.2
Unrealized gains on derivatives	—	—	—	—	31.2	31.2	—	31.2

Comprehensive income	—	—	31.7	—	73.0	$104.7	6.6	111.3

Cash dividends on common stock ($0.72 per share)	—	—	(70.6)	—	—		—	(70.6)
Cash dividends paid to noncontrolling interests	—	—	—	—	—		(0.8)	(0.8)
Employee stock plans	—	1.8	(17.3)	36.2	—		—	20.7

Balance, December 31, 2009	$10.2	$653.6	$2,230.5	$(208.6)	$(673.5)		$77.4	$2,089.6

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of Allegheny Technologies Incorporated and its subsidiaries, including the Chinese joint venture known as Shanghai STAL Precision Stainless Steel Company Limited (“STAL”), in which the Company has a 60% interest. The remaining 40% interest in STAL is owned by Baosteel Group, a state authorized investment company whose equity securities are publicly traded in the People’s Republic of China. The financial results of STAL are consolidated into the Company’s operating results and financial position, with the 40% interest of our minority partner recognized in the consolidated statement of income as net income attributable to noncontrolling interests and as equity attributable to the noncontrolling interest within total stockholders’ equity. Investments in which the Company exercises significant influence, but which it does not control (generally a 20% to 50% ownership interest), including ATI’s 50% interest in the industrial titanium joint venture known as Uniti LLC (“Uniti”), are accounted for under the equity method of accounting. Significant intercompany accounts and transactions have been eliminated. Unless the context requires otherwise, “Allegheny Technologies,” “ATI” and the “Company” refer to Allegheny Technologies Incorporated and its subsidiaries. In preparing the financial statements for the year ended December 31, 2009, the Company has evaluated subsequent events through the date of issue, which was February 25, 2010.
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
Accounts Receivable
Accounts receivable are presented net of a reserve for doubtful accounts of $6.5 million at December 31, 2009 and $6.3 million at December 31, 2008. The Company markets its products to a diverse customer base, principally throughout the United States. Trade credit is extended based upon evaluations of each customer’s ability to perform its obligations, which are updated periodically. Accounts receivable reserves are determined based upon an aging of accounts and a review for collectibility of specific accounts. No single customer accounted for more than 10% of sales for all years presented. Accounts receivable from Uniti were $2.9 million at December 31, 2009.
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
Long-Lived Assets
Property, plant and equipment are recorded at cost, including capitalized interest, and includes long-lived assets acquired under capital leases. The principal method of depreciation adopted for all property placed into service after July 1, 1996 is the straight-line method. For buildings and equipment acquired prior to July 1, 1996, depreciation is computed using a combination of accelerated and straight-line methods. Property, plant and equipment associated with the Company’s titanium sponge facility in Rowley, UT is being depreciated utilizing the units of production method of depreciation, which the Company believes provides a better matching of costs and revenues. The Company periodically reviews estimates of useful life assigned to new and in service assets. Significant enhancements, including major maintenance activities that extend the lives of property and equipment, are capitalized. Costs related to repairs and maintenance are charged to expense in the period incurred. The cost and related accumulated depreciation of property and equipment retired or disposed of are removed from the accounts and any related gains or losses are included in income.
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
Cost in Excess of Net Assets Acquired
At December 31, 2009, the Company had $207.8 million of goodwill on its balance sheet. Of the total, $70.0 million related to the High Performance Metals segment, $112.1 million related to the Flat-Rolled Products segment, and $25.7 million related to the Engineered Products segment. Goodwill increased $16.9 million during 2009, $12.4 million as a result of the acquisition of ATI Powder Metals and $4.5 million from the impact of foreign currency translation on goodwill denominated in functional currencies other than the U.S. dollar. Goodwill and indefinite-lived intangible assets are reviewed annually for impairment, or more frequently if impairment indicators arise. The impairment test for goodwill requires a comparison of the fair value of each reporting unit that has goodwill associated with its operations with its carrying amount, including goodwill. If this comparison reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of the fair value of the reporting unit over the fair value of all recognized and unrecognized assets and liabilities.
     The evaluation of goodwill for possible impairment includes estimating the fair market value of each of the reporting units which have goodwill associated with their operations using discounted cash flow and multiples of cash earnings valuation techniques, plus valuation comparisons to recent public sale transactions of similar businesses, if any. These valuation methods require the Company to make estimates and assumptions regarding future operating results, cash flows, changes in working capital and capital expenditures, selling prices, profitability, and the cost of capital. Many of these assumptions are determined by reference to market participants identified by the Company. Although the Company believes that the estimates and assumptions used were reasonable, actual results could differ from those estimates and assumptions. The Company performs the required annual goodwill impairment evaluation in the fourth quarter of each year. No impairment of goodwill was determined to exist for the years ended December 31, 2009, 2008 or 2007.
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
Research and Development
Company funded research and development costs were $19.3 million in 2009, $14.9 million in 2008, and $14.0 million in 2007 and were expensed as incurred. Customer funded research and development costs were $0.3 million in 2009, $0.2 million in 2008, and $0.5 million in 2007. Customer funded research and development costs are recognized in the consolidated statement of income in accordance with revenue recognition policies.
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
     The Company evaluates, on a quarterly basis whether, based on all available evidence, it is probable that the deferred income tax assets are realizable. Valuation allowances are established when it is estimated that it is more likely than not that the tax benefit of the deferred tax asset will not be realized. The evaluation includes the consideration of all available evidence, both positive and negative, regarding historical operating results including recent years with reported losses, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused.
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
New Accounting Pronouncements Adopted
As required, in the first quarter 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to consolidation accounting and reporting. These changes, among others, required that noncontrolling interests, formerly termed minority interests, be considered a component of equity for all periods presented. Noncontrolling interests were previously classified within other long-term liabilities. In addition, the practice of reporting minority interest expense or benefit changed. The statement of operations presentation has been revised to separately present consolidated net income, which now includes the amounts attributable to the Company plus noncontrolling interests (minority interests), and net income attributable solely to the Company, for all periods presented. Absent a change in control, increases and decreases in the noncontrolling ownership interest amount are accounted for as equity transactions. As a result of adopting this accounting change, the balance sheet and the income statement have been recast retrospectively for the presentation of noncontrolling interest in the Company’s STAL joint venture.

     On January 1, 2009, the Company adopted changes issued by the FASB for fair value measurements as they relate to nonfinancial assets and nonfinancial liabilities. These changes define fair value, establish a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expand disclosures about fair value measurements. The fair value changes apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of this change, as it relates to nonfinancial assets and nonfinancial liabilities, did not have a significant impact on the financial statements. Prospectively, these provisions will continue to be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of these changes in the definition and measurement of fair value.
Note 2. Inventories
Inventories at December 31, 2009 and 2008 were as follows (in millions):

	2009	2008

Raw materials and supplies	$158.3	$163.6
Work-in-process	673.9	772.6
Finished goods	96.1	164.9

Total inventories at current cost	928.3	1,101.1
Less allowances to reduce current cost values to LIFO basis	(102.8)	(205.6)
Progress payments	—	(7.9)

Total inventories, net	$825.5	$887.6

     Inventories, before progress payments, determined on the last-in, first-out (“LIFO”) method were $660.1 million at December 31, 2009, and $677.3 million at December 31, 2008. The remainder of the inventory was determined using the first-in, first-out (“FIFO”) and average cost methods, and these inventory values do not differ materially from current cost. The effect of using the LIFO methodology to value inventory, rather than FIFO, decreased cost of sales in 2009, 2008 and 2007 by $102.8 million, $169.0 million, and $92.1 million, respectively.
     During 2009, 2008, and 2007, inventory usage resulted in liquidations of LIFO inventory quantities. These inventories were carried at differing costs prevailing in prior years as compared with the cost of current manufacturing cost and purchases. The effect of these LIFO liquidations was to increase cost of sales by $1.8 million in 2009, decrease cost of sales by $3.7 million in 2008 and $35.2 million in 2007.
Note 3. Property, Plant and Equipment
Property, plant and equipment at December 31, 2009 and 2008 was as follows:

(In millions)	2009	2008

Land	$24.8	$23.1
Buildings	590.6	310.9
Equipment and leasehold improvements	2,607.8	2,508.5

	3,223.2	2,842.5
Accumulated depreciation and amortization	(1,315.3)	(1,208.9)

Total property, plant and equipment, net	$1,907.9	$1,633.6

     Construction in progress at December 31, 2009 and 2008 was $270.6 million and $597.2 million, respectively. Depreciation and amortization for the years ended December 31, 2009, 2008 and 2007 was as follows:

(In millions)	2009	2008	2007

Depreciation of property, plant and equipment	$118.1	$104.0	$87.2
Software and other amortization	14.5	14.8	15.7

Total depreciation and amortization	$132.6	$118.8	$102.9

Note 4. Asset Retirement Obligations
The Company maintains reserves where a legal obligation exists to perform an asset retirement activity and the fair value of the liability can be reasonably estimated. These asset retirement obligations (“ARO”) include liabilities where the timing and (or) method of settlement may be conditional on a future event, that may or may not be within the control of the entity. At December 31, 2009, the Company had recognized AROs of $14.7 million related to landfill closures, facility leases and conditional AROs associated with manufacturing activities using what may be characterized as potentially hazardous materials.
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
     Changes in asset retirement obligations for the years ended December 31, 2009 and 2008 were as follows:

(in millions)	2009	2008

Balance at beginning of year	$11.8	$6.0
Accretion expense	2.2	2.4
Payments	(1.5)	(0.7)
Liabilities incurred	2.2	4.1

Balance at end of year	$14.7	$11.8

Note 5. Supplemental Financial Statement Information
Cash and cash equivalents at December 31, 2009 and December 31, 2008 were as follows:

(in millions)	2009	2008

Cash	$245.1	$166.3
Other short-term investments	463.7	303.6

Total cash and cash equivalents	$708.8	$469.9

     Accounts receivable are presented net of a reserve for doubtful accounts of $6.5 million at December 31, 2009, and $6.3 million at December 31, 2008. During 2009, the Company recognized expense of $1.7 million to increase the reserve for doubtful accounts and wrote off $1.5 million of uncollectible accounts, which reduced the reserve. During 2008, the Company recognized expense of $2.1 million to increase the reserve for doubtful accounts and wrote off $2.1 million of uncollectible accounts, which decreased the reserve. During 2007, the Company recognized expense of $1.0 million to increase the reserve for doubtful accounts and wrote off $0.4 million of uncollectible accounts, which decreased the reserve.
     Accrued liabilities included salaries and wages of $49.8 million and $87.8 million at December 31, 2009 and 2008, respectively.
     Other income (expense) for the years ended December 31, 2009, 2008, and 2007 was as follows:

(In millions)	2009	2008	2007

Rent, royalty income and other income	$0.9	$1.6	$1.3
Net gains (losses) on property and investments	(0.2)	0.1	2.5
Other	—	0.3	2.4

Total other income	$0.7	$2.0	$6.2

Note 6. Debt
Debt at December 31, 2009 and December 31, 2008 was as follows:

(In millions)	2009	2008

Allegheny Technologies $402.5 million 4.25% Convertible Notes due 2014	$402.5	$—
Allegheny Technologies $350 million 9.375% Notes due 2019	350.0	—
Allegheny Technologies $300 million 8.375% Notes due 2011, net (a)	117.9	304.2
Allegheny Ludlum 6.95% debentures due 2025	150.0	150.0
Domestic Bank Group $400 million unsecured credit agreement	—	—
Promissory note for J&L asset acquisition	20.5	30.7
Foreign credit agreements	22.1	15.6
Industrial revenue bonds, due through 2020, and other	8.1	9.3

Total short-term and long-term debt	1,071.1	509.8
Short-term debt and current portion of long-term debt	(33.5)	(15.2)

Total long-term debt	$1,037.6	$494.6

(a)	Includes fair value adjustments for settled interest rate swap contracts of $1.8 million at December 31, 2009 and $6.7 million at December 31, 2008.
     Interest expense was $21.4 million in 2009, $13.3 million in 2008, and $30.8 million in 2007. Interest expense was reduced by $39.0 million, $25.0 million, and $9.8 million, in 2009, 2008, and 2007, respectively, from interest capitalization on capital projects. Interest and commitment fees paid were $58.1 million in 2009, $39.4 million in 2008, and $42.9 million in 2007. Net interest expense includes interest income of $2.1 million in 2009, $9.8 million in 2008, and $26.0 million in 2007.
     Scheduled maturities of borrowings during the next five years are $33.5 million in 2010, $128.0 million in 2011, $1.0 million in 2012, $1.1 million in 2013, and $403.6 million in 2014. The promissory note for the J&L asset acquisition bears interest at a floating rate capped at 6%, payable in installments with a final maturity of July 1, 2011, and is secured by the property, plant and equipment acquired.
Convertible Notes
     In June 2009, the Company issued and sold $402.5 million in aggregate principal amount of 4.25% Convertible Senior Notes due 2014 (the “Convertible Notes”). Interest is payable semi-annually on June 1 and December 1 of each year. Net proceeds of $390.2 million from the sale of the Convertible Notes were used to make a $350 million voluntary cash contribution to the Company’s U.S. defined benefit pension plan, and the balance was used for general corporate purposes including funding of contributions to trusts established to fund retiree medical benefits. The Convertible Notes are unsecured and unsubordinated obligations of the Company and rank equally with all of its existing and future senior unsecured debt. The underwriting fees and other third-party expenses for the issuance of the Convertible Notes were $12.3 million and are being amortized to interest expense over the 5-year term of the Convertible Notes.
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
2019 Notes
     In June 2009, the Company issued $350 million in aggregate principal amount of 9.375% unsecured Senior Notes with a maturity of June 2019 (the “2019 Notes”). Interest is payable semi-annually on June 1 and December 1 of each year. Net proceeds of $344.2 million from the sale of the 2019 Notes were used to retire $183.3 million of the Company’s 2011 Notes, as discussed below, and for general corporate purposes. The underwriting fees, discount, and other third-party expenses for the issuance of the 2019 Notes were $5.8 million and are being amortized to interest expense over the 10-year term of the 2019 Notes. The 2019 Notes are unsecured and unsubordinated obligations of the Company and rank equally with all of its existing and future senior unsecured debt. The 2019 Notes restrict the Company’s ability to create certain liens, to enter into sale leaseback transactions, and to consolidate, merge or transfer all, or substantially all, of its assets. The Company has the option to redeem the 2019 Notes, as a whole or in part, at any time or from time to time, on at least 30 days, but not more than 60 days, prior notice to the holders of the Notes at a redemption price specified in the 2019 Notes. The 2019 Notes are subject to repurchase upon the occurrence of a change in control repurchase event (as defined in the 2019 Notes) at a repurchase price in cash equal to 101% of the aggregate principal amount of the Notes repurchased, plus any accrued and unpaid interest on the 2019 Notes repurchased.
2011 Notes
     In June 2009, the Company completed a tender offer for the Company’s 8.375% Notes due in 2011 (the “2011 Notes”) of which $300 million in aggregate principal amount was outstanding prior to the tender offer. As a result of the tender offer, the Company retired $183.3 million of the 2011 Notes and recognized a pre-tax charge of $9.2 million in the 2009 second quarter for the costs of acquiring the 2011 Notes. As of December 31, 2009, $116.7 million in face value of the 2011 Notes remain outstanding.
     The 2011 Notes are due December 15, 2011. Interest on the Notes is payable semi-annually, on June 15 and December 15, and is subject to adjustment under certain circumstances. These 2011 Notes contain default provisions with respect to default for the following, among other conditions: nonpayment of interest on the 2011 Notes for 30 days, default in payment of principal when due, or failure to cure the breach of a covenant as provided in the 2011 Notes. Any violation of the default provision could result in the requirement to immediately repay the borrowings. The 2011 Notes are presented on the balance sheet net of unamortized issuance costs of $0.7 million, which are being amortized over the term of the 2011 Notes.
     The Company has deferred gains on settled interest rate swap contracts that are recognized as reductions to interest expense over the remaining life of the 2011 Notes, which is approximately two years. At December 31, 2009, the unrecognized deferred settlement gain was $1.8 million. Interest expense had been reduced by $1.3 million, $2.0 million, and $1.8 million for the years ended December 31, 2009, 2008, and 2007, respectively in association with amortizing this gain.
Unsecured Credit Agreement

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
     In May 2009, the Company amended its $400 million domestic bank group credit agreement to redefine the two financial covenants to provide additional financial flexibility. The amendment restates the definition of consolidated earnings before interest and taxes, and consolidated earnings before income, taxes, depreciation and amortization as used in the interest coverage and leverage ratios to exclude any non-cash pension expense or income and restates the definition of consolidated indebtedness used in the leverage ratio, which previously was based on gross indebtedness, to be net of cash on hand in excess of $50 million. As of December 31, 2009, there had been no borrowings made under the facility, although a portion of the facility was used to support approximately $10 million in letters of credit.
     Borrowings or letter of credit issuance under the unsecured facility bear interest at the Company’s option at either: (1) the one-, two-, three- or six-month LIBOR rate plus a margin ranging from 1.50% to 2.25% depending upon the value of the leverage ratio as defined by the unsecured facility agreement; or (2) a base rate announced from time-to-time by the lending group (i.e., the Prime lending rate). In addition, the unsecured facility contains a facility fee of 0.25% to 0.50% depending upon the value of the leverage ratio. The Company’s overall borrowing costs under the unsecured facility are not affected by changes in the Company’s credit ratings.
Foreign and Other Credit Facilities
     The Company has an additional separate credit facility for the issuance of letters of credit. As of December 31, 2009, $29 million in letters of credit was outstanding under this facility.
     STAL, the Company’s Chinese joint venture company in which ATI has a 60% interest, has a revolving credit facility with a group of banks that expires in 2012. Under the credit facility, STAL may borrow up to 205 million renminbi (approximately $30 million based on December 2009 exchange rates) at an interest rate equal to 90% of the applicable lending rate published by the People’s Bank of China. The credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners, and is intended to be utilized in the future to support the expansion of STAL’s operations, which are located in Shanghai, China. The credit facility requires STAL to maintain a minimum level of shareholders’ equity, and certain financial ratios. As of December 31, 2009, there had been no borrowings made under the STAL credit facility.
     In addition, STAL had approximately $4 million in letters of credit outstanding as of December 31, 2009 related to the expansion of its operations in Shanghai, China. These letters of credit are supported solely by STAL’s financial capability without any guarantees from the joint venture partners.
     The Company’s subsidiaries also maintain other credit agreements with various foreign banks, which provide for borrowings of up to approximately $38 million, including $10 million of short-term financing of trade accounts payable at STAL. At December 31, 2009, the Company had approximately $11 million of available borrowing capacity under these foreign credit agreements. These agreements provide for annual facility fees of up to 0.20%. The weighted average interest rate of foreign credit agreements as of December 31, 2009, was 1.2%.
     The Company has no off-balance sheet financing relationships as defined in Item 303(a)(4) of SEC Regulation S-K, with variable interest entities, structured finance entities, or any other unconsolidated entities. At December 31, 2009, the Company had not guaranteed any third-party indebtedness.
Note 7. Derivative Financial Instruments and Hedging
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
     The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of December 31, 2009, the Company had entered into financial hedging arrangements primarily at the request of its customers, related to firm orders, for approximately 10% of the Company’s estimated total annual nickel requirements in 2010. A minor amount of nickel hedges extend into 2012.
     At December 31, 2009, the outstanding financial derivatives used to hedge the Company’s exposure to natural gas cost volatility represented approximately 50% of its forecasted requirements through 2011.
     While the majority of the Company’s direct export sales are transacted in U.S. dollars, foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk. At December 31, 2009, the outstanding financial derivatives used to hedge the Company’s exposure to foreign currency, primarily euros, represented approximately 5% of the Company’s forecasted total international sales through 2011. In addition, the Company may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions.
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

(in millions):		December 31,	December 31,
Asset derivatives	Balance sheet location	2009	2008

Nickel and other raw material contracts	Prepaid expenses and other current assets	$14.9	$—
Foreign exchange contracts	Prepaid expenses and other current assets	3.8	7.0
Natural gas contracts	Prepaid expenses and other current assets	0.3	—
Foreign exchange contracts	Other assets	3.6	10.2
Nickel and other raw material contracts	Other assets	0.5	—
Natural gas contracts	Other assets	0.3	—

Total asset derivatives		$23.4	$17.2

Liability derivatives
Natural gas contracts	Accrued liabilities	$10.2	$14.3
Foreign exchange contracts	Accrued liabilities	—	0.2
Nickel and other raw material contracts	Accrued liabilities	—	32.6
Natural gas contracts	Other long-term liabilities	7.5	10.0
Nickel and other raw material contracts	Other long-term liabilities	—	5.4

Total liability derivatives		$17.7	$62.5

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
     Activity with regard to derivatives designated as cash flow hedges for the year ended December 31, 2009 was as follows (in millions):

			Amount of Gain (Loss)
		Amount of Gain (Loss)	Recognized in Income
	Amount of Gain	Reclassified from	on Derivatives (Ineffective
	(Loss) Recognized in	Accumulated OCI	Portion) and Amount
Derivatives in Cash Flow	OCI on Derivatives	into Income	Excluded from
Hedging Relationships	(Effective Portion)	(Effective Portion) (a)	Effectiveness Testing (b)

Nickel and other raw material contracts	$22.6	$(10.2)	$—
Natural gas contracts	(10.9)	(15.1)	—
Foreign exchange contracts	(1.2)	4.0	0.6

Total	$10.5	$(21.3)	$0.6

(a)	The gains (losses) reclassified from accumulated OCI into income related to the effective portion of the derivatives are presented in cost of sales.

(b)	The gains (losses) recognized in income on derivatives related to the ineffective portion and the amount excluded from effectiveness testing are presented in selling and administrative expenses.
     Assuming market prices remain constant with the rates at December 31, 2009, a gain of $5.4 million is expected to be recognized over the next 12 months.
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
Note 8. Fair Value of Financial Instruments
The estimated fair value of financial instruments at December 31, 2009 and 2008 was as follows:

	2009		2008
	Carrying	Estimated	Carrying	Estimated
(In millions)	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$708.8	$708.8	$469.9	$469.9
Derivative financial instruments:
Assets	23.4	23.4	17.2	17.2
Liabilities	17.7	17.7	62.5	62.5
Debt:
Allegheny Technologies $402.5 million 4.25% Convertible Notes due 2014	402.5	561.5	—	—
Allegheny Technologies $350 million 9.375% Notes due 2019	350.0	404.6	—	—
Allegheny Technologies $300 million 8.375% Notes due 2011, net (a)	117.9	129.3	304.2	306.6
Allegheny Ludlum 6.95% debentures due 2025	150.0	139.4	150.0	144.3
Promissory note for J&L asset acquisition	20.5	20.5	30.7	30.7
Foreign credit agreements	22.1	22.1	15.6	15.6
Industrial revenue bonds, due through 2020, and other	8.1	8.1	9.3	9.3

(a)	Includes fair value adjustments for settled interest rate swap contracts of $1.8 million at December 31, 2009, and $6.7 million at December 31, 2008
     In accordance with accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting standards established three levels of a fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
Level 1 — Quoted prices in active markets for identical assets or liabilities.
Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
     The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:
     Cash and cash equivalents: Cash fair value was determined using Level 1 information. Cash equivalent fair value was determined using Level 2 information.
     Derivative financial instruments: Fair values for derivatives were measured using exchange-traded prices for the hedged items. The fair value was determined using Level 2 information, including consideration of counterparty risk and the Company’s credit risk.
     Short-term and long-term debt: The fair values of the Allegheny Technologies 4.25% Convertible Notes, the Allegheny Technologies 9.375% Notes, the Allegheny Technologies 8.375% Notes, and the Allegheny Ludlum 6.95% debentures were based Level 1 information. The fair values of the other short-term and long-term debt were determined using Level 2 information.
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
     The components of pension (income) expense and components of other postretirement benefit expense for the Company’s defined benefit plans included the following:

	Pension Benefits			Other Postretirement Benefits
(in millions)	2009	2008	2007	2009	2008	2007

Service cost — benefits earned during the year	$23.3	$28.2	$27.5	$2.9	$3.1	$3.0
Interest cost on benefits earned in prior years	138.6	130.6	127.5	32.5	31.6	31.0
Expected return on plan assets	(156.4)	(200.9)	(186.7)	(1.5)	(5.6)	(7.3)
Amortization of prior service cost (credit)	16.6	16.8	17.6	(19.2)	(21.3)	(22.6)
Amortization of net actuarial loss	76.5	13.1	31.2	6.4	5.1	9.1

Total retirement benefit expense (income)	$98.6	$(12.2)	$17.1	$21.1	$12.9	$13.2

     Other postretirement benefit costs for a defined contribution plan were $2.2 million and $7.7 million for the years ended December 31, 2009 and 2008, respectively. As discussed in Note 13, Business Segments, ATI’s retirement benefit expense for determining segment operating profit includes both pension expense and other postretirement benefit expenses.

     Actuarial assumptions used to develop the components of defined benefit pension expense (income) and other postretirement benefit expense were as follows:

	Pension Benefits			Other Postretirement Benefits
	2009	2008	2007	2009	2008	2007

Discount rate	6.85 -7.5% (a)	6.25%	5.8%	6.85%	6.25%	5.8%
Rate of increase in future compensation levels	3% - 4.5%	3% - 4.5%	3% - 4.5%	—	—	—
Expected long-term rate of return on assets	8.75%	8.75%	8.75%	8.3%	9.0%	9.0%

(a)	The 2009 expense for the U.S. qualified defined benefit plan initially used a 6.85% discount rate. This plan was remeasured in the second quarter 2009 upon the Company’s $350 million voluntary cash contribution, and a 7.5% discount rate was used to determine expense for this plan for the remainder of the year.
     Actuarial assumptions used for the valuation of defined benefit pension and other postretirement benefit obligations at the end of the respective periods were as follows:

	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008

Discount rate	6.2%	6.85%	6.2%	6.85%
Rate of increase in future compensation levels	2.5% - 4.5%	3% - 4.5%	—	—

     A reconciliation of the funded status for the Company’s defined benefit pension and other postretirement benefit plans at December 31, 2009 and December 31, 2008 was as follows:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2009	2008	2009	2008

Change in benefit obligations:
Benefit obligation at beginning of year	$2,069.3	$2,184.5	$520.9	$542.7
Service cost	23.3	28.2	2.9	3.1
Interest cost	138.6	130.6	32.5	31.6
Benefits paid	(174.6)	(176.4)	(57.3)	(55.7)
Subsidy paid	—	—	2.5	3.9
Participant contributions	0.8	1.0	—	—
Effect of currency rates	3.6	(16.5)	—	—
Benefit changes	—	3.1	—	—
Effect of measurement date change	—	(1.4)	—	(1.7)
Net actuarial (gains) losses — discount rate change	147.3	(118.6)	22.7	(21.0)
— other	12.4	34.8	(14.8)	18.0

Benefit obligation at end of year	$2,220.7	$2,069.3	$509.4	$520.9

Change in plan assets:
Fair value of plan assets at beginning of year	$1,686.8	$2,388.0	$35.0	$75.9
Actual returns on plan assets and plan expenses	289.8	(564.8)	(4.1)	(3.8)
Employer contributions	357.5	71.1	—	—
Participant contributions	0.8	1.0	—	—
Effect of currency rates	3.2	(17.7)	—	—
Effect of measurement date change	—	(14.4)	—	(2.8)
Benefits paid	(174.6)	(176.4)	(13.8)	(34.3)

Fair value of plan assets at end of year	$2,163.5	$1,686.8	$17.1	$35.0

Amounts recognized in the balance sheet:
Current liabilities	$(6.6)	$(4.3)	$(68.0)	$(39.0)
Noncurrent liabilities	(50.6)	(378.2)	(424.3)	(446.9)

Total amount recognized	$(57.2)	$(382.5)	$(492.3)	$(485.9)

     For the year ended December 31, 2008, as required by accounting standards, the Company changed the date at which the assets and benefit obligations of pension and other postretirement plans are measured. Assets and benefits are now measured at the date of the Company’s statement of financial position, which is December 31, rather than the Company’s measurement date of November 30, as previously permitted. The effects of this change are included in 2008 activity.
     Changes, net of deferred tax effects, to accumulated other comprehensive loss related to pension and other postretirement benefit plans in 2009 and 2008 were as follows:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2009	2008	2009	2008

Beginning of year accumulated other comprehensive loss	$(674.9)	$(263.2)	$(24.7)	$(11.5)
Amortization of prior service cost (credit)	10.1	10.2	(11.7)	(12.9)
Amortization of net actuarial loss	47.0	8.0	3.9	3.1
Currency translation	(0.7)	—	—	—
Remeasurements	(20.2)	(432.4)	(8.5)	(2.1)
Effect of measurement date change	—	2.5	—	(1.3)

End of year accumulated other comprehensive loss	$(638.7)	$(674.9)	$(41.0)	$(24.7)

Net change in accumulated other comprehensive loss	$36.2	$(411.7)	$(16.3)	$(13.2)

     Amounts included in accumulated other comprehensive loss at December 31, 2009 and 2008 were as follows:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2009	2008	2009	2008

Prior service cost (credit)	$(39.6)	$(56.2)	$67.5	$86.7
Net actuarial loss	(995.6)	(1,044.7)	(134.1)	(127.1)

Accumulated other comprehensive loss	(1,035.2)	(1,100.9)	(66.6)	(40.4)
Deferred tax effect	396.5	426.0	25.6	15.7

Accumulated other comprehensive income loss, net of tax	$(638.7)	$(674.9)	$(41.0)	$(24.7)

     Retirement benefit expense for defined benefit plans in 2010 is estimated to be approximately $90 million, comprised of $71 million for pension expense and $19 million of expense for other postretirement benefits. Amounts in accumulated other comprehensive income (loss) that are expected to be recognized as components of net periodic benefit cost in 2010 are:

		Other Postretirement
(in millions)	Pension Benefits	Benefits	Total

Amortization of prior service cost (credit)	$13.4	$(18.1)	$(4.7)
Amortization of net actuarial loss	77.4	6.1	83.5

Amortization of accumulated other comprehensive income (loss)	$90.8	$(12.0)	$78.8

     Benefit obligations were in excess of plan assets for all pension plans and other postretirement benefit plans at both December 31, 2009 and 2008. The accumulated benefit obligation for all defined benefit pension plans was $2,166.0 million and $2,031.9 million at December 31, 2009 and 2008, respectively. Additional information for pension plans with accumulated benefit obligations in excess of plan assets:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2009	2008	2009	2008

Accumulated benefit obligation	$98.6	$2,031.9	$509.4	$520.9
Fair value of plan assets	54.0	1,686.8	17.1	35.0

     Based upon current regulations and actuarial studies, the Company does not expect to be required to make cash contributions to its U.S. qualified defined benefit pension plan (U.S. Plan) for 2010. However, the Company may elect, depending upon the investment performance of the pension plan assets and other factors, to make voluntary cash contributions to this pension plan in the future. In the second quarter 2009, the Company utilized the cash proceeds from a convertible debt offering to voluntarily contribute $350 million to the U.S. Plan to improve its funded position. In 2008, the Company voluntarily contributed $35 million in cash and 1.5 million shares of its common stock to this plan from shares held in treasury stock. For 2010, the Company expects to fund benefits of approximately $4 million for its U.S. nonqualified benefit pension plans, and fund contributions of approximately $3 million to its U.K. defined benefit plan.
     The Company contributes on behalf of certain union employees to a pension plan, which is administered by the USW and funded pursuant to a collective bargaining agreement. Pension expense and contributions to this plan were $1.0 million in 2009, $1.5 million in 2008, and $1.3 million in 2007.
     The plan assets for the U.S. Plan represent approximately 98% of total pension plan assets at December 31, 2009. The U.S. Plan invests in a diversified portfolio consisting of an array of asset classes that attempts to maximize returns while minimizing volatility. These asset classes include U.S. domestic equities, developed market equities, emerging market equities, private equity, global high quality and high yield fixed income, and real estate. The Company continually monitors the investment results of these asset classes and its fund managers, and explores other potential asset classes for possible future investment.
     U.S. Plan assets at December 31, 2009 and 2008 included 2.8 million shares of ATI common stock with a fair value of $125.4 million and $71.5 million, respectively. Dividends of $2.0 million and $0.9 million were received by the U.S. Plan in 2009 and 2008, respectively, on the ATI common stock held by this plan.
     The fair values of the Company’s pension plan assets at December 31, 2009, by asset category and by the level of inputs used to determine fair value, were as follows:

		Quoted Prices in
		Active Markets for	Significant	Significant
(in millions)		Identical Assets	Observable Inputs	Unobservable Inputs
Asset category	Total	(Level 1)	(Level 2)	(Level 3)

Equity securities:
ATI common stock	$125.4	$125.4	$—	$—
Other U.S. equities	394.4	—	394.4	—
International equities	197.9	24.2	173.7	—
Fixed income and cash equivalents	1,189.8	139.0	1,047.7	3.1
Private equity	81.4	—	—	81.4
Hedge funds	114.2	—	—	114.2
Real estate and other	60.4	4.2	7.2	49.0

Total assets	$2,163.5	$292.8	$1,623.0	$247.7

     Changes in the fair value of Level 3 pension plan assets for the year ended December 31, 2009 were as follows:

		Net Realized	Net Purchases,	Net Transfers
	January 1,	and Unrealized	Issuances and	Into (Out Of)	December 31,
(in millions)	2009 Balance	Gains (Losses)	Settlements	Level 3	2009 Balance

Fixed income and cash equivalents	$3.7	$0.4	$(1.0)	$—	$3.1
Private equity	85.8	(9.7)	5.3	—	81.4
Hedge funds	100.7	13.5	—	—	114.2
Real estate and other	99.8	(38.8)	(12.0)	—	49.0

Total	$290.0	$(34.6)	$(7.7)	$—	$247.7

     A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Investments in U.S. and International equities, and Fixed Income are predominantly held in common/collective trust funds and registered investment companies. These investments are public investment vehicles valued using the net asset value (NAV) provided by the administrator of the fund. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of shares outstanding. In certain cases NAV is a quoted price in a market that is not active, and valuation is based on quoted prices for similar assets and liabilities in active markets, and these investments are classified within level 2 of the valuation hierarchy. Investments that are not actively traded, such as non-publicly traded real estate funds, are classified within level 3 of the valuation hierarchy, as the NAV is based on significant unobservable information.

     Hedge fund investments are made as either (1) as a limited partner in a portfolio of underlying hedge funds managed by a general partner or (2) through commingled institutional funds (CIFs) that in-turn invest in various portfolios of hedge funds whereby the allocation of the Plan’s investments to each CIF is managed by a third party Investment Manager. All hedge fund investments are classified within level 3 of the valuation hierarchy, as the valuations are substantially based on unobservable information.
     Private equity investments include both Direct Funds and Fund-of-Funds. All private equity investments are classified as Level 3 in the valuation hierarchy, as the valuations are substantially based upon unobservable information. Direct Funds are investments in Limited Partnership (LP) interests. Fund-of-Funds are investments in private equity funds that invest in other private equity funds or LPs.
     For certain investments classified as Level 3 which have formal financial valuations reported on a one-quarter lag, fair value is determined utilizing net asset values adjusted for subsequent cash flows, estimated financial performance and other significant events.
     For 2010, the expected long-term rate of returns on defined benefit pension assets will be 8.75%. In developing the expected long-term rate of return assumptions, the Company evaluated input from its third party pension plan asset managers and actuaries, including reviews of their asset class return expectations and long-term inflation assumptions. The expected long-term rate of return is based on expected asset allocations within ranges for each investment category, and includes consideration of both historical and projected annual compound returns, weighted on a 75%/25% basis, respectively. The Company’s actual returns on pension assets for the last five years have been 16.4% for 2009, (25.3)% for 2008, 10.9% for 2007, 18.2% for 2006, and 9.7% for 2005.
     The target asset allocations for pension plans for 2010, by major investment category, are:

Asset category	Target asset allocation range

Equity securities:
U. S. equities	18% - 38%
International equities	7% - 17%
Fixed income	35% - 45%
Private equity	0% - 10%
Hedge funds	0% - 10%
Real estate and other	0% - 10%
Cash and cash equivalents	0% - 10%

     At December 31, 2009, the majority of other postretirement benefit plan assets are invested in private equity investments, which are classified as Level 3 in the valuation hierarchy, as the valuations are substantially based upon unobservable information. For 2010, the expected long-term rate of returns on these other postretirement benefit assets will be 8.3%. The expected return on other postretirement benefit plan assets is expected to be lower than the return on pension plan investments due to the mix of investments and the expected reduction of plan assets due to benefit payments.
     Labor agreements with United Steelworkers’ represented employees require the Company to make contributions to independently administered VEBA trusts based upon the attainment of a certain level of profitability. The Company expects to contribute approximately $24 million to these VEBA trusts in 2010.
     Pension costs for defined contribution plans were $18.0 million in 2009, $21.3 million in 2008, and $20.4 million in 2007. Company contributions to these defined contribution plans are funded with cash.
     The following table summarizes expected benefit payments from the Company’s various pension and other postretirement benefit defined benefit plans through 2019, and also includes estimated Medicare Part D subsidies projected to be received during this period based on currently available information.

		Other
		Postretirement	Medicare Part
(in millions)	Pension Benefits	Benefits	D Subsidy

2010	$171.5	$69.8	$1.6
2011	169.2	56.2	1.7
2012	168.7	54.6	1.7
2013	167.4	46.0	1.7
2014	169.4	44.9	1.7
2015-2019	850.8	216.8	8.1

     The annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) for health care plans was 9.92% in 2010 and is assumed to gradually decrease to 5.0% in the year 2028 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One	One
	Percentage	Percentage
	Point	Point
(in millions)	Increase	Decrease

Effect on total of service and interest cost components for the year ended December 31, 2009	$0.9	$(0.8)
Effect on other postretirement benefit obligation at December 31, 2009	$10.3	$(9.2)

Note 10. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, at December 31, 2009 and 2008 were as follows:

(in millions)	2009	2008

Attributable to ATI
Pension plans and other postretirement benefits	$(679.7)	$(699.6)
Foreign currency translation	2.7	(19.2)
Derivative financial instruments	3.5	(27.7)

Accumulated other comprehensive income (loss) attributable to ATI	$(673.5)	$(746.5)

Attributable to noncontrolling interests
Foreign currency translation	$12.8	$12.5

Accumulated other comprehensive income attributable to noncontrolling interests	$12.8	$12.5

     Other comprehensive income (loss) amounts are net of applicable income tax expense (benefit) for each year presented. Foreign currency translation adjustments, including those pertaining to noncontrolling interests, are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.
Note 11. Stockholders’ Equity
Preferred Stock
Authorized preferred stock may be issued in one or more series, with designations, powers and preferences as shall be designated by the Board of Directors. At December 31, 2009, there were no shares of preferred stock issued.
Common Stock
On November 1, 2007, the Company’s Board of Directors approved a share repurchase program of $500 million. As of December 31, 2009, 6,837,000 shares had been purchased in open market transactions under this program at a cost of $339.5 million. There were no share repurchases under this program in 2009. Per share amounts reflect the effect of the shares repurchased on a weighted average basis for the periods presented.

Share-based Compensation
The Company sponsors three principal share-based incentive compensation programs. During 2007, the Company adopted the Allegheny Technologies Incorporated 2007 Incentive Plan (the “Incentive Plan”). Awards earned under share-based incentive compensation programs are generally paid with shares held in treasury, if sufficient treasury shares are held, and any additional required share payments are made with newly issued shares. At December 31, 2009, approximately 0.4 million shares of common stock were available for future awards under the Incentive Plan. The general terms of each arrangement granted under the Incentive Plan, and predecessor plans, the method of estimating fair value for each arrangement, and award activity is reported below.
Stock option awards: The Company ceased granting stock options to employees in 2003, and to non-employee directors in 2006. As of December 31, 2009, there were no unvested stock option awards.
     Stock option transactions under the Company’s plans for the years ended December 31, 2009, 2008, and 2007 are summarized as follows:

	2009		2008		2007
		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average Exercise
(shares in thousands)	shares	Exercise Price	shares	Exercise Price	shares	Price

Outstanding, beginning of year	823	$9.96	897	$11.43	1,324	$11.65
Granted	—	—	—	—	—	—
Exercised	(76)	11.43	(31)	9.69	(378)	0.59
Cancelled	(46)	21.99	(43)	40.67	(49)	23.90

Outstanding at end of year	701	$9.01	823	$9.96	897	$11.43

Exercisable at end of year	701	$9.01	823	$9.96	897	$11.43

Options outstanding at December 31, 2009 were as follows:

(shares in thousands, life in years)	Options Outstanding and Exercisable
		Weighted Average
	Number of	Remaining	Weighted Average
Range of Exercise Prices	Shares	Contractual Life	Exercise Price

$ 3.63 - $7.00	308	3.1	$4.19
7.01 - 10.00	200	2.8	7.26
10.01 - 15.00	49	2.4	12.61
15.01 - 20.00	130	1.5	17.52
20.01 - 30.00	7	4.6	24.52
30.01 - 72.46	7	6.3	72.46

	701	2.7	$9.01

     Nonvested stock awards: Awards of nonvested stock are granted to employees, with either performance and/or service conditions. Awards of nonvested stock are also granted to non-employee directors, with service conditions. For nonvested stock awarded in 2009, 2008 and 2007, nonvested shares participate in cash dividends during the restriction period. In April 2009, the Company announced that for future nonvested stock awards, dividend equivalents would not be paid on nonvested stock until the amounts are earned.
     The fair value of nonvested stock awards is measured based on the stock price at the grant date, adjusted for non-participating dividends, as applicable, based on the current dividend rate. For nonvested stock awards to employees in 2009, 2008, and 2007, one-half of the nonvested stock (“performance shares”) vests only on the attainment of an income target, measured over a cumulative three-year period. The remaining nonvested stock awarded to employees vests over a service period of five years, with accelerated vesting to three years if the performance shares’ vesting criterion is attained. Expense for each of these awards is recognized based on estimates of attaining the performance criterion, including estimated forfeitures. As of December 31, 2009, the income statement metrics for the 2009 award was expected to be attained for the performance shares, and expense for both portions of the award was recognized on a straight line basis based on a three-year vesting assumption. During 2009, the Company determined that the income statement metric for the 2008 nonvested stock award was not probable of attainment, and expense was adjusted to reflect a five year vesting period for the service period portion of the 2008 award. The performance metric for the 2007 award comprising 107,460 shares was met as of December 31, 2009. Awards of non-vested stock to non-employee directors generally vest in three years, based on the term of service as a director, and expense is recognized over the vesting period.
     Compensation expense related to all nonvested stock awards was $6.2 million in 2009, $9.4 million in 2008, and $7.6 million in 2007. Approximately $11.9 million of unrecognized fair value compensation expense relating to nonvested stock awards is expected to be recognized through 2013 based on estimates of attaining performance vesting criteria, including estimated forfeitures.

(Shares in thousands, $ in millions)	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average Grant		Average Grant
	Number of	Grant Date	Number of	Date Fair	Number of	Date Fair
	shares	Fair Value	shares	Value	shares	Value

Nonvested, beginning of year	281	$25.7	223	$18.2	258	$8.4
Granted	590	13.7	162	13.3	128	13.5
Vested	(105)	(10.7)	(89)	(4.6)	(162)	(3.7)
Forfeited	(26)	(1.8)	(15)	(1.2)	(1)	—

Nonvested, end of year	740	$26.9	281	$25.7	223	$18.2

     Total shareholder return incentive compensation program (“TSRP”) awards: Awards under the TSRP are granted at a target number of shares, and vest based on the measured return of the Company’s stock price and dividend performance at the end of three-year periods compared to the stock price and dividend performance of a group of industry peers. In 2009, the Company initiated a 2009-2011 TSRP, with 415,138 shares as the target award level. The actual number of shares awarded may range from a minimum of zero to a maximum of three times target. Fair values for the TSRP awards were estimated using Monte Carlo simulations of stock price correlation, projected dividend yields and other variables over three-year time horizons matching the TSRP performance periods. Compensation expense was $14.5 million in 2009, $11.0 million in 2008, and $10.2 million in 2007 for the fair value of TSRP awards.
     The estimated fair value of each TSRP award, including the projected shares to be awarded, and future compensation expense to be recognized for TSRP awards, including estimated forfeitures, was as follows:

(Shares in thousands, $ in millions)
		December 31, 2009
		Unrecognized
	TSRP Award	Compensation	Minimum	Target	Maximum
TSRP Award Performance Period	Fair Value	Expense	Shares	Shares	Shares

2007 - 2009	$16.3	$—	—	88	264
2008 - 2010	$11.3	3.8	—	88	264
2009 - 2011	$15.8	10.5	—	382	1,146

Total		$14.3	—	558	1,674

     An award was earned for the 2007-2009 TSRP performance period based on the Company’s stock price performance for the three-year period ended December 31, 2009, which resulted in the issuance of 75,810 shares of stock to participants in the 2010 first quarter.
Undistributed Earnings of Investees
Stockholders’ equity includes undistributed earnings of investees accounted for under the equity method of accounting of approximately $21 million at December 31, 2009.

Note 12. Income Taxes
The income tax provision (benefit) was as follows:

(in millions)	2009	2008	2007

Current:
Federal	$(91.3)	$142.5	$292.0
State	(2.8)	14.0	46.7
Foreign	(1.8)	8.9	5.3

Total	(95.9)	165.4	344.0

Deferred:
Federal	115.5	114.0	67.2
State	3.8	12.6	(16.4)
Foreign	3.5	2.2	5.4

Total	122.8	128.8	56.2

Income tax provision	$26.9	$294.2	$400.2

     The following is a reconciliation of income taxes computed at the statutory U.S. Federal income tax rate to the actual effective income tax provision:

	Income Tax Provision (Benefit)
(in millions)	2009	2008	2007

Taxes computed at the federal rate	$22.7	$301.0	$401.6
State and local income taxes, net of federal tax benefit	(0.6)	26.7	31.3
Valuation allowance	5.7	—	(23.1)
Adjustment to prior years’ taxes	(3.0)	(11.9)	(0.5)
Manufacturing deduction	—	(11.3)	(16.5)
Other	2.1	(10.3)	7.4

Income tax provision:	$26.9	$294.2	$400.2

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
     Income before income taxes for the Company’s U.S. and non-U.S. operations was as follows:

(in millions)	2009	2008	2007

U.S.	$57.9	$815.4	$1,109.1
Non-U.S.	7.0	52.3	45.0

Income before income taxes	$64.9	$867.7	$1,154.1

     Income taxes paid and amounts received as refunds were as follows:

(in millions)	2009	2008	2007

Income taxes paid	$45.0	$213.5	$306.3
Income tax refunds received	(124.3)	(34.2)	(19.1)

Income taxes paid (received), net	$(79.3)	$179.3	$287.2

     Deferred income taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes, and differences between the fair value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income taxes represent future tax benefits or costs to be recognized when those temporary differences reverse. The categories of assets and liabilities that have resulted in differences in the timing of the recognition of income and expense at December 31, 2009 and 2008 were as follows:

(in millions)	2009	2008

Deferred income tax assets
Postretirement benefits other than pensions	$188.2	$188.2
State net operating loss tax carryovers	27.9	24.9
Deferred compensation and other benefit plans	15.7	34.2
Self insurance reserves	14.3	12.3
Pension	13.4	144.9
Other items	107.1	92.0

Gross deferred income tax assets	366.6	496.5
Valuation allowance for deferred tax assets	(19.9)	(14.2)

Total deferred income tax assets	346.7	482.3

Deferred income tax liabilities
Bases of property, plant and equipment	229.0	152.3
Inventory valuation	47.1	112.8
Other items	31.2	13.8

Total deferred tax liabilities	307.3	278.9

Net deferred tax asset	$39.4	$203.4

     The Company had $19.9 million and $14.2 million in deferred tax asset valuation allowances at December 31, 2009 and 2008, respectively, related to state deferred tax assets. The valuation allowance at December 31, 2009 includes $8.1 million for state net operating loss tax carryforwards, $10.0 million for state tax credits and $1.8 million for state temporary differences, since the Company has concluded, based on current state tax laws, that it is more likely than not that these tax benefits would not be realized. For these state net operating loss tax carryforwards, expiration will generally occur in 20 years and utilization of the tax benefit is limited to $3 million per year or 20% of apportioned income, which ever is greater.
     The Company adopted the accounting requirements for uncertain income tax positions effective January 1, 2007. The effect of adoption was a reduction to beginning retained earnings of $5.6 million. Changes in the liability for unrecognized income tax benefits for the years ended December 31, 2009, 2008 and 2007 were as follows:

(in millions)	2009	2008	2007

Balance at beginning of year	$34.7	$38.1	$26.3
Increases in prior period tax positions	1.2	0.1	3.9
Decreases in prior period tax positions	—	(7.0)	(1.8)
Increases in current period tax positions	0.7	2.1	8.3
Decreases in current period tax positions	(0.8)	—	—
Settlements	—	—	(0.5)
Interest and penalties	1.5	1.4	1.9

Balance at end of year	$37.3	$34.7	$38.1

     For the year ended December 31, 2009, the Company’s income tax provision included a $2.6 million net expense related to changes in uncertain tax positions, including $1.5 million of expense related to interest and penalties. At December 31, 2009 and 2008, interest and penalties included in the liability for unrecognized tax benefits were $8.3 million and $6.8 million, respectively.
     Including tax positions for which the Company determined that the tax position would not meet the more-likely-than-not recognition threshold upon examination by the tax authorities based upon the technical merits of the position, the total estimated unrecognized tax benefit that, if recognized, would affect our effective tax rate was approximately $18 million. At this time, the Company believes that it is reasonably possible that approximately $4 million of the estimated unrecognized tax benefits as of December 31, 2009 will be recognized within the next twelve months based on the expiration of statutory review periods.
     The Company, and/or one of its subsidiaries, files income tax returns in the U.S. Federal jurisdiction and in various state and foreign jurisdictions. A summary of tax years that remain subject to examination, by major tax jurisdiction, is as follows:

Earliest Year Open to
Jurisdiction	Examination

U.S. Federal	2006
States:
California	2005
Illinois	2006
North Carolina	2006
Pennsylvania	2006
Foreign:
China	2005
Germany	2006
United Kingdom	2006

Note 13. Business Segments
The Company operates in three business segments: High Performance Metals, Flat-Rolled Products and Engineered Products. The High Performance Metals segment produces, converts and distributes a wide range of high performance alloys, including titanium and titanium-based alloys, nickel- and cobalt-based alloys and superalloys, exotic alloys such as zirconium, hafnium, niobium, nickel-titanium, and their related alloys, advanced powder alloys, and other specialty metals, primarily in long product forms such as ingot, billet, bar, shapes and rectangles, rod, wire, seamless tube, and castings. The companies in this segment include ATI Allvac, ATI Allvac Ltd (U.K.), ATI Wah Chang, and ATI Powder Metals.
     The Flat-Rolled Products segment produces, converts and distributes stainless steel, nickel-based alloys, specialty alloys, and titanium and titanium-based alloys in a variety of product forms, including plate, sheet, engineered strip and Precision Rolled Strip® products as well as grain-oriented electrical steel sheet. The companies in this segment include ATI Allegheny Ludlum, STAL, in which the Company has a 60% ownership interest, and ATI’s 50% interest in Uniti, which is accounted for under the equity method. Sales to Uniti, which are included in ATI’s consolidated statements of income, were $80.5 million in 2009, $199.1 million in 2008, and $117.3 million in 2007. ATI’s share of Uniti’s income (loss) was $(2.7) million in 2009, $11.3 million in 2008, and $21.9 million in 2007, which is included in the Flat-Rolled Products segment’s operating profit, and within cost of sales in the consolidated statements of income. The remaining 50% interest in Uniti is held by VSMPO, a Russian producer of titanium, aluminum, and specialty steel products.
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
     Intersegment sales are generally recorded at full cost or market. Common services are allocated on the basis of estimated utilization.

(in millions)	2009	2008	2007

Total sales:
High Performance Metals	$1,357.4	$2,134.4	$2,255.9
Flat-Rolled Products	1,564.9	2,968.4	3,016.0
Engineered Products	268.8	506.8	460.6

Total sales	3,191.1	5,609.6	5,732.5

Intersegment sales:
High Performance Metals	57.4	189.5	188.3
Flat-Rolled Products	48.8	59.3	64.1
Engineered Products	30.0	51.1	27.6

Total intersegment sales	136.2	299.9	280.0

Sales to external customers
High Performance Metals	1,300.0	1,944.9	2,067.6
Flat-Rolled Products	1,516.1	2,909.1	2,951.9
Engineered Products	238.8	455.7	433.0

Total sales to external customers	$3,054.9	$5,309.7	$5,452.5

     Total direct international sales were $950.4 million in 2009, $1,493.4 million in 2008, and $1,465.5 million in 2007. Of these amounts, sales by operations in the United States to customers in other countries were $678.6 million in 2009, $1,093.6 million in 2008, and $1,025.9 million in 2007.

(in millions)	2009	2008	2007

Operating profit (loss)
High Performance Metals	$234.7	$539.0	$729.1
Flat-Rolled Products	71.3	385.0	512.0
Engineered Products	(23.8)	20.9	32.1

Total operating profit	282.2	944.9	1,273.2

Corporate expenses	(53.1)	(56.8)	(73.8)
Interest expense, net	(19.3)	(3.5)	(4.8)
Other expenses, net of gains on asset sales	(13.8)	(8.5)	(10.2)
Debt extinguishment costs	(9.2)	—	—
Retirement benefit expense	(121.9)	(8.4)	(30.3)

Income before income taxes	$64.9	$867.7	$1,154.1

     Business segment operating profit excludes costs for restructuring charges, retirement benefit income or expense, corporate expenses, interest expenses, debt extinguishment costs, and costs associated with closed operations. These costs are excluded for segment reporting to provide a profit measure based on what management considers to be controllable costs at the segment level. Retirement benefit expense includes both pension expense and other postretirement benefit expenses. In April 2008, the Company entered into a new five-year labor agreement with United Steelworkers represented employees at the Wah Chang operation and agreed to establish a Voluntary Employee Benefit Association (VEBA) trust for certain postretirement benefits. For the years ended December 31, 2009 and 2008, the Company recognized $2.2 million and $7.7 million of expense, respectively, for this VEBA, which is included in retirement benefit expense as reported above in business segments.
     Other expenses, net of gains on asset sales, includes charges incurred in connection with closed operations, pretax gains and losses on the sale of surplus real estate, non-strategic investments, and other assets, and other non-operating income or expense, which are primarily included in selling and administrative expenses, and in other income (expense) in the consolidated statement of income. In 2009, the Company recorded $13.8 million in other charges primarily related to closed companies, including $2.8 million for environmental costs, $3.7 million for real estate costs at closed companies, and $7.3 million for other expenses including legal matters. In 2008, the Company recorded $8.5 million in other charges primarily related to closed companies, including $2.6 million for environmental costs, $2.6 million for real estate costs at closed companies, and $3.3 million for other expenses including legal matters and foreign exchange losses. In 2007, the Company recorded $10.2 million in other charges primarily related to closed companies, including $5.4 million for environmental costs, $2.9 million for legal matters, and $1.9 million for real estate and other costs.

     On October 23, 2009, the Company acquired assets of Crucible Compaction Metals and Crucible Research, a western Pennsylvania producer of advanced powder metal products, for $38.9 million in a cash transaction. This business has been named ATI Powder Metals and is included in the High Performance Metals business segment from the date of the acquisition. The acquired assets consisted primarily of property, plant & equipment, inventory and accounts receivable, and were subject to a working capital adjustment, which has been finalized. Goodwill of $12.4 million was recognized as part of the purchase price allocation. The operating results of the acquired operations were not material to any period presented.
     Certain additional information regarding the Company’s business segments is presented below:

(in millions)	2009	2008	2007

Depreciation and amortization:
High Performance Metals	$65.3	$57.1	$47.5
Flat-Rolled Products	47.6	44.5	40.2
Engineered Products	16.1	13.6	11.1
Corporate	3.6	3.6	4.1

Total depreciation and amortization	132.6	118.8	102.9

Capital expenditures:
High Performance Metals	298.0	367.3	301.9
Flat-Rolled Products	104.8	115.5	116.2
Engineered Products	9.6	31.4	27.3
Corporate	3.0	1.5	2.0

Total capital expenditures	415.4	515.7	447.4

Identifiable assets:
High Performance Metals	2,106.3	1,886.9	1,692.0
Flat-Rolled Products	1,117.0	1,121.7	1,158.1
Engineered Products	259.0	308.8	286.8
Corporate:
Prepaid pension cost	—	—	230.3
Deferred taxes	63.1	281.6	60.9
Cash and cash equivalents and other	800.6	571.4	667.5

Total assets	$4,346.0	$4,170.4	$4,095.6

Geographic information for external sales based on country of origin, and assets, are as follows:

		Percent		Percent of		Percent of
($ in millions)	2009	of total	2008	total	2007	total

External sales:
United States	$2,104.4	69%	$3,816.4	72%	$3,987.0	73%
China	185.2	6%	253.9	5%	237.5	4%
Germany	123.2	4%	184.1	3%	189.6	3%
United Kingdom	118.5	4%	229.2	4%	273.6	5%
Canada	114.2	4%	154.1	3%	138.9	3%
France	91.9	3%	165.2	3%	192.2	4%
Italy	53.8	2%	52.9	1%	44.8	1%
India	36.2	1%	27.0	1%	15.7	0%
Japan	33.1	1%	96.0	2%	52.3	1%
Other	194.4	6%	330.9	6%	320.9	6%

Total External Sales	$3,054.9	100%	$5,309.7	100%	$5,452.5	100%

		Percent		Percent of		Percent of
($ in millions)	2009	of total	2008	total	2007	total

Total assets:
United States	$3,759.4	87%	$3,582.0	86%	$3,478.6	85%
China	224.0	5%	189.4	4%	159.9	4%
United Kingdom	175.4	4%	196.8	5%	267.4	7%
Luxembourg (a)	105.1	2%	77.5	2%	57.8	1%
Other	82.1	2%	124.7	3%	131.9	3%

Total Assets	$4,346.0	100%	$4,170.4	100%	$4,095.6	100%

(a)	Comprises assets held by the Company’s European Treasury Center operation.
Note 14. Per Share Information
The following table sets forth the computation of basic and diluted net income per common share:

(in millions, except per share amounts)
Years ended December 31,	2009	2008	2007

Numerator:
Numerator for basic and diluted net income per common share - net income attributable to ATI	$31.7	$565.9	$747.1

Denominator:
Denominator for basic net income per common share — weighted average shares	97.21	99.13	101.69
Effect of dilutive securities:
Option equivalents	0.38	0.45	0.58
Contingently issuable shares	0.54	0.26	0.69

Denominator for diluted net income per common share — adjusted weighted average shares and assumed conversions	98.13	99.84	102.96

Basic net income attributable to ATI per common share	$0.33	$5.71	$7.35

Diluted net income attributable to ATI per common share	$0.32	$5.67	$7.26

     Common stock that would be issuable upon the assumed conversion of the 2014 Convertible Notes and therefore, from the denominator for diluted earnings per share for the year ended December 31, 2009 were 5.7 million. Weighted average shares issuable upon the exercise of stock options which were anti-dilutive, and thus not included in the calculation, were immaterial to all periods presented.

Note 15. Financial Information for Subsidiary and Guarantor Parent
     The payment obligations under the $150 million 6.95% debentures due 2025 issued by Allegheny Ludlum Corporation (the “Subsidiary”) are fully and unconditionally guaranteed by Allegheny Technologies Incorporated (the “Guarantor Parent”). In accordance with positions established by the Securities and Exchange Commission, the following financial information sets forth separately financial information with respect to the Subsidiary, the non-guarantor subsidiaries and the Guarantor Parent. The principal elimination entries eliminate investments in subsidiaries and certain intercompany balances and transactions. Investments in subsidiaries, which are eliminated in consolidation, are included in other assets on the balance sheets.
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
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
December 31, 2009

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and cash equivalents	$7.0	$472.2	$229.6	$—	$708.8
Accounts receivable, net	0.2	156.1	235.7	—	392.0
Inventories, net	—	159.9	665.6	—	825.5
Prepaid expenses and other current assets	16.3	7.6	47.4	—	71.3

Total current assets	23.5	795.8	1,178.3	—	1,997.6
Property, plant and equipment, net	3.6	429.7	1,474.6	—	1,907.9
Cost in excess of net assets acquired	—	112.1	95.7	—	207.8
Deferred income taxes	63.1	—	—	—	63.1
Investments in subsidiaries and other assets	3,969.0	1,422.5	999.5	(6,221.4)	169.6

Total assets	$4,059.2	$2,760.1	$3,748.1	$(6,221.4)	$4,346.0

Liabilities and stockholders’ equity:
Accounts payable	$4.5	$135.4	$168.7	$—	$308.6
Accrued liabilities	1,013.4	54.5	696.6	(1,505.7)	258.8
Deferred income taxes	23.7	—	—	—	23.7
Short-term debt and current portion of long-term debt	—	10.5	23.0	—	33.5

Total current liabilities	1,041.6	200.4	888.3	(1,505.7)	624.6
Long-term debt	870.4	361.3	5.9	(200.0)	1,037.6
Accrued postretirement benefits	—	257.6	166.7	—	424.3
Pension liabilities	12.0	5.0	33.6	—	50.6
Other long-term liabilities	45.6	22.6	51.1	—	119.3

Total liabilities	1,969.6	846.9	1,145.6	(1,705.7)	2,256.4

Total stockholders’ equity	2,089.6	1,913.2	2,602.5	(4,515.7)	2,089.6

Total liabilities and stockholders’ equity	$4,059.2	$2,760.1	$3,748.1	$(6,221.4)	$4,346.0

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations
For the year ended December 31, 2009

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Sales	$—	$1,380.3	$1,674.6	$—	$3,054.9
Cost of sales	68.5	1,284.2	1,293.8	—	2,646.5
Selling and administrative expenses	127.7	36.5	151.5	—	315.7
Interest expense, net	(9.5)	(9.8)	—	—	(19.3)
Debt extinguishment costs	(9.2)	—	—	—	(9.2)
Other income (expense) including equity in income of unconsolidated subsidiaries	279.8	2.6	5.7	(287.4)	0.7

Income before income tax provision	64.9	52.4	235.0	(287.4)	64.9
Income tax provision	26.9	18.8	93.6	(112.4)	26.9

Net income	38.0	33.6	141.4	(175.0)	38.0
Less: Net income attributable to noncontrolling interest	6.3	—	6.3	(6.3)	6.3

Net income attributable to ATI	$31.7	$33.6	$135.1	$(168.7)	$31.7

Condensed Statements of Cash Flows
For the year ended December 31, 2009

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) operating activities	$(46.2)	$62.5	$184.3	$17.9	$218.5

Cash flows used in investing activities	(132.8)	(48.1)	(334.5)	61.7	(453.7)

Cash flows provided by financing activities	182.8	176.0	194.9	(79.6)	474.1

Increase in cash and cash equivalents	$3.8	$190.4	$44.7	$—	$238.9

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

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations
For the year ended December 31, 2008

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Sales	$—	$2,685.3	$2,624.4	$—	$5,309.7
Cost of sales	(10.1)	2,299.0	1,868.9	—	4,157.8
Selling and administrative expenses	84.5	40.9	157.3	—	282.7
Interest income (expense), net	(0.3)	(9.5)	6.3	—	(3.5)
Other income (expense) including equity in income of unconsolidated subsidiaries	942.4	29.0	1.4	(970.8)	2.0

Income before income tax provision	867.7	364.9	605.9	(970.8)	867.7
Income tax provision	294.2	132.6	200.0	(332.6)	294.2

Net income	573.5	232.3	405.9	(638.2)	573.5
Less: Net income attributable to noncontrolling interest	7.6	—	7.6	(7.6)	7.6

Net income attributable to ATI	$565.9	$232.3	$398.3	$(630.6)	$565.9

Condensed Statements of Cash Flows
For the year ended December 31, 2008

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) operating activities	$(60.1)	$374.5	$440.1	$—	$754.5

Cash flows used in investing activities	(0.5)	(65.3)	(448.1)	—	(513.9)

Cash flows provided by (used in) financing activities	63.8	(215.5)	(242.3)	—	(394.0)

Increase (decrease) in cash and cash equivalents	$3.2	$93.7	$(250.3)	$—	$(153.4)

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations
For the year ended December 31, 2007

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Sales	$—	$2,719.3	$2,733.2	$—	$5,452.5
Cost of sales	10.2	2,203.6	1,789.3	—	4,003.1
Selling and administrative expenses	99.8	40.9	156.0	—	296.7
Interest income (expense), net	(16.1)	(0.9)	12.2	—	(4.8)
Other income (expense) including equity in income of unconsolidated subsidiaries	1,280.2	34.8	(1.7)	(1,307.1)	6.2

Income before income tax provision	1,154.1	508.7	798.4	(1,307.1)	1,154.1
Income tax provision	400.2	224.7	234.6	(459.3)	400.2

Net income	753.9	284.0	563.8	(847.8)	753.9
Less: Net income attributable to noncontrolling interest	6.8	—	6.8	(6.8)	6.8

Net income attributable to ATI	$747.1	$284.0	$557.0	$(841.0)	$747.1

Condensed Statements of Cash Flows
For the year ended December 31, 2007

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) operating activities	$(192.3)	$439.7	$454.1	$—	$701.5

Cash flows used in investing activities	(0.8)	(87.8)	(363.1)	—	(451.7)

Cash flows provided by (used in) financing activities	192.6	(339.9)	18.5	—	(128.8)

Increase (decrease) in cash and cash equivalents	$(0.5)	$12.0	$109.5	$—	$121.0

Note 16. Commitments and Contingencies
     Rental expense under operating leases was $21.2 million in 2009, $21.0 million in 2008, and $19.1 million in 2007. Future minimum rental commitments under operating leases with non-cancelable terms of more than one year at December 31, 2009, were as follows: $17.4 million in 2010, $14.1 million in 2011, $11.4 million in 2012, $7.5 million in 2013, $3.3 million in 2014 and $17.8 million thereafter. Future minimum payments under capital leases for long-lived assets are $0.2 million in 2010. Commitments for expenditures on property, plant and equipment at December 31, 2009 were approximately $38 million.
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
     At December 31, 2009, the Company’s reserves for environmental remediation obligations totaled approximately $18 million, of which $8 million was included in other current liabilities. The reserve includes estimated probable future costs of $6 million for federal Superfund and comparable state-managed sites; $6 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $3 million for owned or controlled sites at which Company operations have been discontinued; and $3 million for sites utilized by the Company in its ongoing operations. The Company continues to evaluate whether it may be able to recover a portion of future costs for environmental liabilities from third parties.
     The timing of expenditures depends on a number of factors that vary by site. The Company expects that it will expend present accruals over many years and that remediation of all sites with which it has been identified will be completed within thirty years.
     In November 2007, the EPA sent a subsidiary of the Company a Notice of Violation (NOV) alleging that the company’s Natrona, PA facility is operating in violation of the Clean Air Act. The notice invited the company to meet with the EPA to discuss a resolution of the NOV. The company and the EPA met in 2008 and 2009 and have made progress in resolving this matter. The Company believes that its reserves on this matter are adequate.
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
Note 17. Selected Quarterly Financial Data
(Unaudited)

	Quarter Ended
(In millions except share and per share amounts)	March 31	June 30	September 30	December 31

2009 -
Sales	$831.6	$710.0	$697.6	$815.7
Gross Profit	80.7	75.2	94.1	158.4
Net income (loss) attributable to ATI	5.9	(13.4)	1.4	37.8

Basic net income (loss) per common share	$0.06	$(0.14)	$0.01	$0.39

Diluted net income (loss) per common share	$0.06	$(0.14)	$0.01	$0.36

Average shares outstanding	97,596,689	98,033,663	98,074,186	98,075,587

2008 -
Sales	$1,343.4	$1,461.2	$1,392.4	$1,112.7
Gross Profit	290.6	332.3	306.6	222.4
Net income attributable to ATI	142.0	168.9	144.1	110.9

Basic net income per common share	$1.41	$1.68	$1.46	$1.16

Diluted net income per common share	$1.40	$1.66	$1.45	$1.15

Average shares outstanding	101,128,727	101,082,861	99,361,186	96,313,733

     The 2009 second quarter includes $17.0 million in after-tax effects related to several proactive liability management actions including the issuance of $350 million of 9.375% 10-year Senior Notes and $402.5 million of 4.25% 5-year Convertible Senior

Notes with the stated intent of repurchasing the existing $300 million of 8.375% Notes due in 2011 and improving the funded position of the Company’s U.S. defined benefit pension plan. As a result of the tender offer, in June 2009 the Company retired $183.3 million of the outstanding 8.375% Notes which resulted in a charge of $9.2 million pre-tax, or $5.5 million after-tax, being recognized in the 2009 second quarter. In addition, the Company made a $350 million voluntary cash contribution to its domestic pension plan to significantly improve the plan’s funded position. The second quarter 2009 tax provision included an unfavorable discrete tax charge of $11.5 million, primarily associated with the tax consequences of the $350 million voluntary second quarter 2009 pension contribution. As a result of the $350 million voluntary pension contribution, which was designated to pertain to the 2008 tax year, the company received a U.S. Federal tax refund of $108.5 million in the second quarter 2009.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2009, and they concluded that these controls and procedures are effective.
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
     The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework.
     Based on our assessment, management has concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.
     The Company’s independent registered public accounting firm that audited the financial statements included in this Annual Report issued an attestation report on the Company’s internal control over financial reporting.
Management’s Certifications
The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act are included as Exhibits 31 and 32 to this Annual Report on Form 10-K. In addition, in 2009 the Company’s Chief Executive Officer provided to the New York Stock Exchange the annual CEO certification pursuant to Section 303A regarding the Company’s compliance with the New York Stock Exchange’s corporate governance listing standards.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Allegheny Technologies Incorporated
We have audited Allegheny Technologies Incorporated’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Allegheny Technologies Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Allegheny Technologies Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Allegheny Technologies Incorporated as of December 31, 2009 and 2008 and the related consolidated statements of income, changes in consolidated equity and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 25, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
February 25, 2010

Item 9B.	Other Information
Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant
In addition to the information set forth under the caption “Executive Management, including Executive Officers under the Federal Securities Laws” in Part I of this report, the information concerning our directors required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Our Corporate Governance” and “Election of Directors” in Allegheny Technologies’ Proxy Statement for the 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”), which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year. Information concerning the Audit Committee and its financial expert required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Committees of the Board of Directors — Audit Committee” in the 2010 Proxy Statement. Information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated and made a part hereof by reference to the material appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2010 Proxy Statement. Information concerning the executive officers of Allegheny Technologies is contained in Part I of this Form 10-K under the caption “Executive Management, including Executive Officers under the Federal Securities Laws.”
     Allegheny Technologies has adopted Corporate Guidelines for Business Conduct and Ethics that apply to all employees including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Allegheny Technologies will provide a copy free of charge. To obtain a copy, contact the Corporate Secretary, Allegheny Technologies Incorporated, 1000 Six PPG Place, Pittsburgh, Pennsylvania 15222-5479 (telephone: 412-394-2836). The Corporate Guidelines for Business Conduct and Ethics as well as the charters for the Company’s Audit, Finance, Nominating and Governance, Personnel and Compensation and Technology Committees, as well as periodic and current reports filed with the SEC, are available through the Company’s web site at http://www.atimetals.com and are available in print to any shareholder upon request. The Company intends to post on its web site any waiver from or amendment to the guidelines that apply to the officers named that relate to elements of the code of ethics identified by the Securities and Exchange Commission.

Item 11.	Executive Compensation
Information required by this item is incorporated by reference to “Director Compensation,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” as set forth in the 2010 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the ownership of equity securities by certain beneficial owners and management is incorporated by reference to “Stock Ownership Information” as set forth in the 2010 Proxy Statement.
Equity Compensation Plan Information
Information about our equity compensation plans at December 31, 2009 was as follows:

(a)
Number of Shares
	Number of		Remaining Available
	Shares to be	Weighted	for Future Issuance
	Issued Upon	Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(1) (excluding securities
(in thousands, except per share amounts)	Options	Options	reflected in column (a))

Equity Compensation Plans Approved by Shareholders	701	$9.01	441
Equity Compensation Plans Not Approved by Shareholders	—	—	—

Total	701	$9.01	441

(1)	Represents shares available for issuance under the 2007 Incentive Plan (which provides for the issuance of stock options and stock appreciation rights, restricted shares, performance and other-stock-based awards). Of the total number of shares authorized under the Incentive Plan, a maximum of 1.5 million shares have been reserved for issuance for award periods under the Total Shareholder Return Incentive Compensation Program. See Note 11. Stockholders’ Equity for a discussion of the Company’s stock-based compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by this item is incorporated by reference to “Certain Transactions” and “Number and Independence of Directors” as set forth in the 2010 Proxy Statement.

Item 14.	Principal Accountant Fees and Services
Information required by this item is incorporated by reference to “Ratification of Selection of Independent Auditors” including “Audit Committee Pre-Approval Policy” and “Independent Auditor: Services and Fees,” as set forth in the 2010 Proxy Statement.
PART IV

Item 15.	Exhibits, Financial Statements and Financial Statement Schedules
(a) Financial Statements, Financial Statement Schedules and Exhibits:
(1) Financial Statements
     The following consolidated financial statements and report are filed as part of this report under Item 8 — “Financial Statements and Supplementary Data”:
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Income — Years Ended December 31, 2009, 2008, and 2007
Consolidated Balance Sheets at December 31, 2009 and 2008
Consolidated Statements of Cash Flows — Years Ended December 31, 2009, 2008, and 2007
Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2009, 2008, and 2007
Notes to Consolidated Financial Statements
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

Exhibit
No.	Description
3.1	Certificate of Incorporation of Allegheny Technologies Incorporated, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12001)).

3.2	Amended and Restated Bylaws of Allegheny Technologies Incorporated (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12001)).

4.1	Indenture dated as of December 18, 2001 between Allegheny Technologies Incorporated and The Bank of New York, as trustee, relating to Allegheny Technologies Incorporated 8.375% Notes due 2011 (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12001)).

4.2	Form of 8.375% Notes due 2011 (included as part of Exhibit 4.1).

4.3	Indenture dated as of December 15, 1995 between Allegheny Ludlum Corporation and The Chase Manhattan Bank (National Association), as trustee (relating to Allegheny Ludlum Corporation’s 6.95% Debentures due 2025) (incorporated by reference to Exhibit 4(a) to Allegheny Ludlum Corporation’s Report on Form 10-K for the year ended December 31, 1995 (File No. 1-9498)), and First Supplemental Indenture by and among Allegheny Technologies Incorporated, Allegheny Ludlum Corporation and The Chase Manhattan Bank (National Association), as Trustee, dated as of August 15, 1996 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated August 15, 1996 (File No. 1-12001)).

4.4	Indenture, dated June 1, 2009, between Allegheny Technologies Incorporated and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

4.5	First Supplemental Indenture, dated June 1, 2009, between Allegheny Technologies Incorporated and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

4.6	Second Supplemental Indenture, dated June 2, 2009, between Allegheny Technologies Incorporated and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

4.7	Form of 9.375% Senior Note due 2019 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

4.8	Form of 4.25% Convertible Senior Note due 2014 (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

10.1	Allegheny Technologies Incorporated 1996 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12001)).*

10.2	Allegheny Technologies Incorporated 1996 Non-Employee Director Stock Compensation Plan, as amended December 17, 1998 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12001)).*

10.3	Allegheny Technologies Incorporated Fee Continuation Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12001)).*

10.4	Supplemental Pension Plan for Certain Key Employees of Allegheny Technologies Incorporated and its subsidiaries (formerly known as the Allegheny Ludlum Corporation Key Man Salary Continuation Plan) (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12001)).*

10.5	Allegheny Technologies Incorporated Benefit Restoration Plan, as amended (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12001)).*

Exhibit
No.	Description
10.6	Employment Agreement dated August 26, 2003 between Allegheny Technologies Incorporated and L. Patrick Hassey (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated November 4, 2003 (File No. 1-12001)).*

10.7	Employment Agreement dated July 15, 1996 between Allegheny Technologies Incorporated and Jon D. Walton (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 (No. 333-8235)).*

10.8	Allegheny Technologies Incorporated 2000 Incentive Plan, as amended (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12001)).*

10.9	Amendment to the Allegheny Technologies Incorporated Pension Plan effective January 1, 2003 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12001)).*

10.10	Credit Agreement, dated July 31, 2007, by and among the Company, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, as Administrative Agent, and PNC Capital Markets LLC, as Lead Arranger (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-12001)).

10.11	Form of Amended and Restated Change in Control Severance Agreement, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2008 (File No. 12001)).*

10.12	Summary of Non-Employee Director Compensation Program (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K for the event dated August 1, 2008 (File No. 1-12001)).

10.13	Allegheny Technologies Incorporated 2007 Incentive Plan for Selected Officers, Key Employees and Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-12001)).*

10.14	Administrative Rules for the Non-Employee Director Restricted Stock Program, effective as of May 2, 2007, as amended through August 1, 2008 (incorporated by reference to Exhibit 10.6 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-12001)).*

10.15	Key Executive Performance Plan, as amended February 21, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12001)).*

10.16	Form of Total Shareholder Return Incentive Compensation Plan Agreement effective as of January 1, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12001)).*

10.17	Form of Performance/Restricted Stock Agreement dated February 21, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12001)).*

10.18	First Amendment to Credit Agreement, dated May 29, 2009, by and among ATI Funding Corporation, TDY Holdings, LLC, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

10.19	Form of Key Executive Performance Plan Agreement dated February 18, 2009, including Key Executive Performance Plan, as amended February 18, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No.1-12001)).*

10.20	Form of Total Shareholder Return Incentive Compensation Program Award Agreement effective as of January 1, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No.1-12001)).*

10.21	Form of Performance/Restricted Stock Agreement dated February 18, 2009 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No.1-12001)).*

10.22	2009 Annual Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No.1-12001)).*

10.23	Administrative Rules for the Performance Equity Payment Program, effective as of January 1, 2010 (filed herewith).*

10.24	Form of Performance Equity Payment Program Deferred Salary Agreement dated January 4, 2010 (filed herewith).*

Exhibit
No.	Description
10.25	Form of Performance Equity Payment Program Restricted Stock Agreement dated January 4, 2010 (filed herewith).*

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a — 14(a) or 15d — 14(a) (filed herewith).**

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a — 14(a) or 15d — 14(a) (filed herewith).**

32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Report.

**	The Exhibit attached to this Form 10-K shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.
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

ALLEGHENY TECHNOLOGIES INCORPORATED

Date: February 25, 2010	By	/s/ L. Patrick Hassey
L. Patrick Hassey
Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the 25th day of February, 2010.

/s/ L. Patrick Hassey	/s/ Richard J. Harshman

L. Patrick Hassey	Richard J. Harshman
Chairman, President and Chief	Executive Vice President, Finance
Executive Officer and Director	and Chief Financial Officer
(Principal Financial Officer)

/s/ Dale G. Reid

Dale G. Reid
Vice President, Controller,
Chief Accounting Officer and Treasurer
(Principal Accounting Officer)

/s/ Diane C. Creel	/s/ Michael J. Joyce

Diane C. Creel	Michael J. Joyce
Director	Director

/s/ James C. Diggs	/s/ James E. Rohr

James C. Diggs	James E. Rohr
Director	Director

/s/ J. Brett Harvey	/s/ Louis J. Thomas

J. Brett Harvey	Louis J. Thomas
Director	Director

/s/ Barbara S. Jeremiah	/s/ John D. Turner

Barbara S. Jeremiah	John D. Turner
Director	Director

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Certificate of Incorporation of Allegheny Technologies Incorporated, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12001)).

3.2	Amended and Restated Bylaws of Allegheny Technologies Incorporated (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12001)).

4.1	Indenture dated as of December 18, 2001 between Allegheny Technologies Incorporated and The Bank of New York, as trustee, relating to Allegheny Technologies Incorporated 8.375% Notes due 2011 (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12001)).

4.2	Form of 8.375% Notes due 2011 (included as part of Exhibit 4.1).

4.3	Indenture dated as of December 15, 1995 between Allegheny Ludlum Corporation and The Chase Manhattan Bank (National Association), as trustee (relating to Allegheny Ludlum Corporation’s 6.95% Debentures due 2025) (incorporated by reference to Exhibit 4(a) to Allegheny Ludlum Corporation’s Report on Form 10-K for the year ended December 31, 1995 (File No. 1-9498)), and First Supplemental Indenture by and among Allegheny Technologies Incorporated, Allegheny Ludlum Corporation and The Chase Manhattan Bank (National Association), as Trustee, dated as of August 15, 1996 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated August 15, 1996 (File No. 1-12001)).

4.4	Indenture, dated June 1, 2009, between Allegheny Technologies Incorporated and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

4.5	First Supplemental Indenture, dated June 1, 2009, between Allegheny Technologies Incorporated and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

4.6	Second Supplemental Indenture, dated June 2, 2009, between Allegheny Technologies Incorporated and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

4.7	Form of 9.375% Senior Note due 2019 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

4.8	Form of 4.25% Convertible Senior Note due 2014 (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

10.1	Allegheny Technologies Incorporated 1996 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12001)).*

10.2	Allegheny Technologies Incorporated 1996 Non-Employee Director Stock Compensation Plan, as amended December 17, 1998 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12001)).*

10.3	Allegheny Technologies Incorporated Fee Continuation Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12001)).*

10.4	Supplemental Pension Plan for Certain Key Employees of Allegheny Technologies Incorporated and its subsidiaries (formerly known as the Allegheny Ludlum Corporation Key Man Salary Continuation Plan) (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12001)).*

10.5	Allegheny Technologies Incorporated Benefit Restoration Plan, as amended (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12001)).*

10.6	Employment Agreement dated August 26, 2003 between Allegheny Technologies Incorporated and L. Patrick Hassey (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated November 4, 2003 (File No. 1-12001)).*

10.7	Employment Agreement dated July 15, 1996 between Allegheny Technologies Incorporated and Jon D. Walton (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 (No. 333-8235)).*

Exhibit
No.	Description
10.8	Allegheny Technologies Incorporated 2000 Incentive Plan, as amended (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12001)).*

10.9	Amendment to the Allegheny Technologies Incorporated Pension Plan effective January 1, 2003 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12001)).*

10.10	Credit Agreement, dated July 31, 2007, by and among the Company, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, as Administrative Agent, and PNC Capital Markets LLC, as Lead Arranger (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-12001)).

10.11	Form of Amended and Restated Change in Control Severance Agreement, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2008 (File No. 12001)).*

10.12	Summary of Non-Employee Director Compensation Program (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K for the event dated August 1, 2008 (File No. 1-12001)).

10.13	Allegheny Technologies Incorporated 2007 Incentive Plan for Selected Officers, Key Employees and Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-12001)).*

10.14	Administrative Rules for the Non-Employee Director Restricted Stock Program, effective as of May 2, 2007, as amended through August 1, 2008 (incorporated by reference to Exhibit 10.6 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-12001)).*

10.15	Key Executive Performance Plan, as amended February 21, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12001)).*

10.16	Form of Total Shareholder Return Incentive Compensation Plan Agreement effective as of January 1, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12001)).*

10.17	Form of Performance/Restricted Stock Agreement dated February 21, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12001)).*

10.18	First Amendment to Credit Agreement, dated May 29, 2009, by and among ATI Funding Corporation, TDY Holdings, LLC, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

10.19	Form of Key Executive Performance Plan Agreement dated February 18, 2009, including Key Executive Performance Plan, as amended February 18, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No.1-12001)).*

10.20	Form of Total Shareholder Return Incentive Compensation Program Award Agreement effective as of January 1, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No.1-12001)).*

10.21	Form of Performance/Restricted Stock Agreement dated February 18, 2009 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No.1-12001)).*

10.22	2009 Annual Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No.1-12001)).*

10.23	Administrative Rules for the Performance Equity Payment Program, effective as of January 1, 2010 (filed herewith).*

10.24	Form of Performance Equity Payment Program Deferred Salary Agreement dated January 4, 2010 (filed herewith).*

10.25	Form of Performance Equity Payment Program Restricted Stock Agreement dated January 4, 2010 (filed herewith).*

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

Exhibit
No.	Description
31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a — 14(a) or 15d — 14(a) (filed herewith).**

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a — 14(a) or 15d — 14(a) (filed herewith).**

32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Report.

**	The Exhibit attached to this Form 10-K shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.
     Certain instruments defining the rights of holders of long-term debt of the Company and its subsidiaries have been omitted from the Exhibits in accordance with Item 601(b)(4)(iii) of Regulation S-K. A copy of any omitted document will be furnished to the Commission upon request.