Form 10-Q
period 2010-03-31
ALLEGHENY TECHNOLOGIES INC
filed 2010-05-07
CIK 1018963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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
Yes ☐    No ☑
     At April 30, 2010, the registrant had outstanding 98,541,550 shares of its Common Stock.

ALLEGHENY TECHNOLOGIES INCORPORATED
SEC FORM 10-Q
Quarter Ended March 31, 2010
INDEX

Page No.
PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets	1

Consolidated Statements of Income	2

Consolidated Statements of Cash Flows	3

Statements of Changes in Consolidated Equity	4

Notes to Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	29

PART II. — OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 1A. Risk Factors	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6. Exhibits	30

SIGNATURES	31

EXHIBIT INDEX	32
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Allegheny Technologies Incorporated and Subsidiaries
Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Current period unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$563.5	$708.8
Accounts receivable, net of allowances for doubtful accounts of $6.4 and $6.5 at March 31, 2010 and December 31, 2009, respectively	472.6	392.0
Inventories, net	971.1	825.5
Prepaid expenses and other current assets	83.1	71.3

Total Current Assets	2,090.3	1,997.6
Property, plant and equipment, net	1,921.3	1,907.9
Cost in excess of net assets acquired	203.9	207.8
Deferred income taxes	11.8	63.1
Other assets	175.7	169.6

Total Assets	$4,403.0	$4,346.0

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$396.7	$308.6
Accrued liabilities	254.3	258.8
Deferred income taxes	8.9	23.7
Short term debt and current portion of long-term debt	32.1	33.5

Total Current Liabilities	692.0	624.6
Long-term debt	1,032.3	1,037.6
Accrued postretirement benefits	415.9	424.3
Pension liabilities	43.8	50.6
Other long-term liabilities	120.5	119.3

Total Liabilities	2,304.5	2,256.4

Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized- 50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-102,404,256 shares at March 31, 2010 and December 31, 2009; outstanding-98,550,032 shares at March 31, 2010 and 98,070,474 shares at December 31, 2009	10.2	10.2
Additional paid-in capital	640.7	653.6
Retained earnings	2,227.2	2,230.5
Treasury stock: 3,854,224 shares at March 31, 2010 and 4,333,782 shares at December 31, 2009	(185.2)	(208.6)
Accumulated other comprehensive loss, net of tax	(673.4)	(673.5)

Total ATI stockholders’ equity	2,019.5	2,012.2
Noncontrolling interests	79.0	77.4

Total Equity	2,098.5	2,089.6

Total Liabilities and Equity	$4,403.0	$4,346.0

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Income
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Sales	$899.4	$831.6
Costs and expenses:
Cost of sales	778.0	750.9
Selling and administrative expenses	74.2	80.8

Income (loss) before interest, other income and income taxes	47.2	(0.1)
Interest (expense) income, net	(14.6)	0.1
Other income, net	0.4	0.3

Income before income tax provision (benefit)	33.0	0.3
Income tax provision (benefit)	13.2	(5.0)

Net income	19.8	5.3

Less: Net income (loss) attributable to noncontrolling interests	1.6	(0.6)

Net income attributable to ATI	$18.2	$5.9

Basic net income attributable to ATI per common share	$0.19	$0.06

Diluted net income attributable to ATI per common share	$0.18	$0.06

Dividends declared per common share	$0.18	$0.18

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Operating Activities:
Net income	$19.8	$5.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	34.6	32.3
Deferred taxes	24.8	(38.5)
Changes in operating asset and liabilities:
Inventories	(145.6)	141.3
Accounts receivable	(80.5)	81.7
Accounts payable	88.1	(45.9)
Retirement benefits	5.6	29.5
Accrued income taxes	2.0	(5.9)
Accrued liabilities and other	(20.8)	(30.9)

Cash provided by (used in) operating activities	(72.0)	168.9

Investing Activities:
Purchases of property, plant and equipment	(51.2)	(108.6)
Asset disposals and other	0.6	(0.6)

Cash used in investing activities	(50.6)	(109.2)

Financing Activities:
Payments on long-term debt and capital leases	(5.2)	(5.2)
Net borrowings under credit facilities	(1.0)	(0.4)
Dividends paid to shareholders	(17.7)	(17.6)
Taxes on share-based compensation	1.1	0.3
Exercises of stock options	0.8	—
Shares repurchased for income tax withholding on share-based compensation	(0.7)	(0.7)

Cash used in financing activities	(22.7)	(23.6)

Increase (decrease) in cash and cash equivalents	(145.3)	36.1
Cash and cash equivalents at beginning of period	708.8	469.9

Cash and cash equivalents at end of period	$563.5	$506.0

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Statements of Changes in Consolidated Equity
(In millions, except per share amounts)
(Unaudited)

	ATI Stockholders
					Accumulated
		Additional			Other		Non-
	Common	Paid-In	Retained	Treasury	Comprehensive	Comprehensive	controlling	Total
	Stock	Capital	Earnings	Stock	Income (Loss)	Income (Loss)	Interests	Equity

Balance, December 31, 2008	$10.2	$651.8	$2,286.7	$(244.8)	$(746.5)	$—	$71.6	$2,029.0
Net income (loss)	—	—	5.9	—	—	5.9	(0.6)	5.3
Other comprehensive income (loss) net of tax:
Pension plans and other
postretirement benefits	—	—	—	—	0.2	0.2	—	0.2
Foreign currency translation gains (losses)	—	—	—	—	(6.0)	(6.0)	0.3	(5.7)
Unrealized gains on derivatives	—	—	—	—	5.1	5.1	—	5.1

Comprehensive income (loss)	—	—	5.9	—	(0.7)	$5.2	(0.3)	4.9
Cash dividends on common stock ($0.18 per share)	—	—	(17.6)	—	—		—	(17.6)
Employee stock plans	—	(12.4)	(14.7)	33.1	—		—	6.0

Balance, March 31, 2009	$10.2	$639.4	$2,260.3	$(211.7)	$(747.2)		$71.3	$2,022.3

Balance, December 31, 2009	$10.2	$653.6	$2,230.5	$(208.6)	$(673.5)	$—	$77.4	$2,089.6
Net income	—	—	18.2	—	—	18.2	1.6	19.8
Other comprehensive income (loss) net of tax:
Pension plans and other
postretirement benefits	—	—	—	—	13.1	13.1	—	13.1
Foreign currency translation losses	—	—	—	—	(20.0)	(20.0)	—	(20.0)
Unrealized gains on derivatives	—	—	—	—	7.0	7.0	—	7.0

Comprehensive income	—	—	18.2	—	0.1	$18.3	1.6	19.9
Cash dividends on common stock ($0.18 per share)	—	—	(17.7)	—	—		—	(17.7)
Employee stock plans	—	(12.9)	(3.8)	23.4	—		—	6.7

Balance, March 31, 2010	$10.2	$640.7	$2,227.2	$(185.2)	$(673.4)		$79.0	$2,098.5

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
     These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K. The results of operations for these interim periods are not necessarily indicative of the operating results for any future period. The December 31, 2009 financial information has been derived from the Company’s audited financial statements.
New Accounting Pronouncements Adopted
     In January 2010, the FASB issued changes to disclosure requirements for fair value measurements, including the amount of transfers between Level 1 and 2 of the fair value hierarchy, the reasons for transfers in or out of Level 3 of the fair value hierarchy and activity for recurring Level 3 measures. In addition, the changes clarify certain disclosure requirements related to the level at which fair value disclosures should be disaggregated with separate disclosures of purchases, sales, issuances and settlements, and the requirement to provide disclosures about valuation techniques and inputs used in determining the fair value of assets or liabilities classified as Levels 2 or 3. The Company adopted the disclosure changes effective January 1, 2010, except for the disaggregated Level 3 rollforward disclosures, which will be effective for fiscal year 2011.
Note 2. Inventories
Inventories at March 31, 2010 and December 31, 2009 were as follows (in millions):

	March 31,	December 31,
	2010	2009
Raw materials and supplies	$184.4	$158.3
Work-in-process	799.5	673.9
Finished goods	91.5	96.1

Total inventories at current cost	1,075.4	928.3
Less allowances to reduce current cost values to LIFO basis	(102.9)	(102.8)
Progress payments	(1.4)	—

Total inventories, net	$971.1	$825.5

     Inventories are stated at the lower of cost (last-in, first-out (“LIFO”), first-in, first-out (“FIFO”), and average cost methods) or market, less progress payments. Most of the Company’s inventory is valued utilizing the LIFO costing methodology. Inventory of the Company’s non-U.S. operations is valued using average cost or FIFO methods. The effect of using the LIFO methodology to value inventory, rather than FIFO, had no effect for the first three months of 2010 compared to a decrease to cost of sales of $27.5 million for the first three months of 2009.

Note 3. Property, Plant and Equipment
Property, plant and equipment at March 31, 2010 and December 31, 2009 was as follows (in millions):

	March 31,	December 31,
	2010	2009
Land	$24.5	$24.8
Buildings	607.7	590.6
Equipment and leasehold improvements	2,625.1	2,607.8

	3,257.3	3,223.2
Accumulated depreciation and amortization	(1,336.0)	(1,315.3)

Total property, plant and equipment, net	$1,921.3	$1,907.9

Note 4. Debt
Debt at March 31, 2010 and December 31, 2009 was as follows (in millions):

	March 31,	December 31,
	2010	2009
Allegheny Technologies 4.25% Convertible Notes due 2014	$402.5	$402.5
Allegheny Technologies 9.375% Notes due 2019	350.0	350.0
Allegheny Technologies 8.375% Notes due 2011, net (a)	117.8	117.9
Allegheny Ludlum 6.95% debentures due 2025	150.0	150.0
Domestic Bank Group $400 million unsecured credit agreement	—	—
Promissory note for J&L asset acquisition	15.4	20.5
Foreign credit agreements	20.7	22.1
Industrial revenue bonds, due through 2020, and other	8.0	8.1

Total short-term and long-term debt	1,064.4	1,071.1
Short-term debt and current portion of long-term debt	(32.1)	(33.5)

Total long-term debt	$1,032.3	$1,037.6

(a)	Includes fair value adjustments for settled interest rate swap contracts of $1.6 million at March 31, 2010 and $1.8 million at December 31, 2009.
The Company did not borrow funds under its $400 million senior unsecured domestic credit facility during the first three months of 2010, although approximately $10 million has been utilized to support the issuance of letters of credit. The unsecured facility requires the Company to maintain a leverage ratio (consolidated total indebtedness net of cash on hand in excess of $50 million, divided by consolidated earnings before interest, taxes, depreciation and amortization, and non-cash pension expense) of not greater than 3.25, and maintain an interest coverage ratio (consolidated earnings before interest, taxes, and non-cash pension expense divided by interest expense) of not less than 2.0. For the twelve months ended March 31, 2010, the leverage ratio was 1.70, and the interest coverage ratio was 5.59.
     The Company has an additional separate credit facility for the issuance of letters of credit. As of March 31, 2010, $30 million in letters of credit was outstanding under this facility.
     In addition, STAL, the Company’s Chinese joint venture company in which ATI has a 60% interest, has a 205 million renminbi (approximately $30 million at March 31, 2010 exchange rates) revolving credit facility with a group of banks. This credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners. As of March 31, 2010, there were no borrowings under this credit facility, although STAL had approximately $2 million in letters of credit outstanding.

Note 5. Derivative Financial Instruments and Hedging
     As part of its risk management strategy, the Company, from time-to-time, utilizes derivative financial instruments to manage its exposure to changes in raw material prices, energy costs, foreign currencies, and interest rates. In accordance with applicable accounting standards, the Company accounts for most of these contracts as hedges. In general, hedge effectiveness is determined by examining the relationship between offsetting changes in fair value or cash flows attributable to the item being hedged, and the financial instrument being used for the hedge. Effectiveness is measured utilizing regression analysis and other techniques to determine whether the change in the fair market value or cash flows of the derivative exceeds the change in fair value or cash flow of the hedged item. Calculated ineffectiveness, if any, is immediately recognized on the statement of income.
     The Company sometimes uses futures and swap contracts to manage exposure to changes in prices for forecasted purchases of raw materials, such as nickel, and natural gas. Under these contracts, which are generally accounted for as cash flow hedges, the price of the item being hedged is fixed at the time that the contract is entered into and the Company is obligated to make or receive a payment equal to the net change between this fixed price and the market price at the date the contract matures.
     The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of March 31, 2010, the Company had entered into financial hedging arrangements primarily at the request of its customers, related to firm orders, for approximately 6% of the Company’s total annual nickel requirements in 2010. A minor amount of nickel hedges extend into 2014.
     At March 31, 2010, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility included natural gas cost hedges for approximately 50% of its annual forecasted domestic requirements through 2011 and approximately 15% for 2012, and electricity hedges for Western Pennsylvania operations of approximately 35% of its forecasted on-peak and off-peak requirements for 2011 and approximately 20% for 2012.
     While the majority of the Company’s direct export sales are transacted in U.S. dollars, foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk. The Company may also enter into foreign currency forward contracts that are not designated as hedges, which are denominated in the same foreign currency in which export sales are denominated. At March 31, 2010, the outstanding financial derivatives, including both hedges and undesignated derivatives, that are used to manage the Company’s exposure to foreign currency, primarily euros, represented approximately 20% of its forecasted total international sales through 2011. In addition, the Company may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions.
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

(in millions):		March 31,	December 31,
Asset derivatives	Balance sheet location	2010	2009
Derivatives designated as hedging instruments:
Nickel and other raw material contracts	Prepaid expenses and other current assets	$24.5	$14.9
Foreign exchange contracts	Prepaid expenses and other current assets	11.2	3.8
Natural gas contracts	Prepaid expenses and other current assets	—	0.3
Foreign exchange contracts	Other assets	5.4	3.6
Nickel and other raw material contracts	Other assets	1.4	0.5
Natural gas contracts	Other assets	—	0.3

Total derivatives designated as hedging instruments:		42.5	23.4

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	0.6	—
Foreign exchange contracts	Other assets	3.2	—

Total derivatives not designated as hedging instruments:		3.8	—

Total asset derivatives		$46.3	$23.4

Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Natural gas contracts	Accrued liabilities	$14.3	$10.2
Electricity contracts	Accrued liabilities	0.5	—
Natural gas contracts	Other long-term liabilities	8.9	7.5
Foreign exchange contracts	Other long-term liabilities	0.1	—
Electricity contracts	Other long-term liabilities	1.6	—

Total liability derivatives		$25.4	$17.7

     For derivative financial instruments that are designated as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged item affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current period results. The Company did not use fair value or net investment hedges for the periods presented. The effects of derivative instruments in the tables below are presented net of related income taxes.
     Activity with regard to derivatives designated as cash flow hedges for the three month periods ended March 31, 2010 and March 31, 2009 was as follows (in millions):

					Amount of Gain (Loss)
			Amount of Gain (Loss)		Recognized in Income
	Amount of Gain (Loss)		Reclassified from		on Derivatives (Ineffective
	Recognized in OCI on		Accumulated OCI		Portion and Amount
	Derivatives		into Income		Excluded from
	(Effective Portion)		(Effective Portion)(a)		Effectiveness Testing)(b)
	Quarter ended		Quarter ended		Quarter ended
Derivatives in Cash Flow	March 31,		March 31,		March 31,
Hedging Relationships	2010	2009	2010	2009	2010	2009
Nickel and other raw material contracts	$8.7	$(0.1)	$2.2	$(6.5)	$—	$—
Natural gas contracts	(5.9)	(10.0)	(2.1)	(4.7)	—	—
Electricity contracts	(1.3)	—	—	—	—	—
Foreign exchange contracts	6.7	6.2	1.1	2.1	—	0.6

Total	$8.2	$(3.9)	$1.2	$(9.1)	$—	$0.6

(a)	The gains (losses) reclassified from accumulated OCI into income related to the effective portion of the derivatives are presented in cost of sales.

(b)	The gains recognized in income on derivatives related to the ineffective portion and the amount excluded from effectiveness testing are presented in selling and administrative expenses.
     Assuming market prices remain constant with those rates at March 31, 2010, a gain of $12.9 million is expected to be recognized over the next 12 months.
     The disclosures of gains or losses presented above for nickel and other raw material contracts and foreign currency contracts do not take into account the anticipated underlying transactions. Since these derivative contracts represent hedges, the net effect of any gain or loss on results of operations may be fully or partially offset.
     Derivatives that are not designated as hedging instruments were as follows:

	Amount of Gain
	Recognized in Income
	on Derivatives
	Three Months Ended
Derivatives Not Designated	March 31,
as Hedging Instruments	2010	2009
Foreign exchange contracts	$2.5	$—
     Changes in the fair value of foreign exchange contract derivatives not designated as hedging instruments are recorded in cost of sales.
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
Note 6. Fair Value of Financial Instruments
The estimated fair value of financial instruments at March 31, 2010 and December 31, 2009 was as follows:

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(In millions)	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$563.5	$563.5	$708.8	$708.8
Derivative financial instruments:
Assets	46.3	46.3	23.4	23.4
Liabilities	25.4	25.4	17.7	17.7
Debt:
Allegheny Technologies 4.25% Convertible Notes due 2014	402.5	594.9	402.5	561.5
Allegheny Technologies 9.375% Notes due 2019	350.0	411.7	350.0	404.6
Allegheny Technologies 8.375% Notes due 2011, net (a)	117.8	123.6	117.9	129.3
Allegheny Ludlum 6.95% debentures due 2025	150.0	143.2	150.0	139.4
Promissory note for J&L asset acquisition	15.4	15.4	20.5	20.5
Foreign credit agreements	20.7	20.7	22.1	22.1
Industrial revenue bonds, due through 2020 and other	8.0	8.0	8.1	8.1

(a)	Includes fair value adjustments for settled interest rate swap contracts of $1.6 million at March 31, 2010, and $1.8 million at December 31, 2009.

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
     Short-term and long-term debt: The fair values of the Allegheny Technologies 4.25% Convertible Notes, the Allegheny Technologies 9.375% Notes, the Allegheny Technologies 8.375% Notes, and the Allegheny Ludlum 6.95% debentures were based on Level 1 information. The fair values of the other short-term and long-term debt were determined using Level 2 information.
Note 7. Pension Plans and Other Postretirement Benefits
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
     For the three month periods ended March 31, 2010 and 2009, the components of pension (income) expense and components of other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Three Months Ended
	March 31,
	2010	2009
Pension Benefits:
Service cost — benefits earned during the year	$7.6	$6.1
Interest cost on benefits earned in prior years	33.0	34.4
Expected return on plan assets	(45.4)	(34.7)
Amortization of prior service cost	3.4	4.1
Amortization of net actuarial loss	19.3	21.6

Total pension expense	$17.9	$31.5

	Three Months Ended
	March 31,
	2010	2009
Other Postretirement Benefits:
Service cost — benefits earned during the year	$0.8	$0.7
Interest cost on benefits earned in prior years	7.2	8.2
Expected return on plan assets	(0.4)	(0.4)
Amortization of prior service credit	(4.5)	(4.8)
Amortization of net actuarial loss	1.5	1.6

Total other postretirement benefit expense	$4.6	$5.3

Total retirement benefit expense — defined benefit plans	$22.5	$36.8

Other postretirement benefit costs for a defined contribution plan were $0.5 million for the three months ended March 31, 2009.
Note 8. Income Taxes
     Results for the first quarter 2010 included a provision for income taxes of $13.2 million, or 40% of income before tax, compared to an income tax benefit of $5.0 million for the comparable 2009 period. The first quarter 2010 included a non-recurring tax charge of $5.3 million associated with the impact of the recently-enacted Patient Protection and Affordable Care Act. This 2010 first quarter tax charge was partially offset by discrete net tax benefits of $3.7 million associated with adjustment of taxes paid in prior years, the settlement of uncertain income tax positions, and other changes. As a result of the settlements of uncertain income tax positions, the liability for unrecognized income tax benefits was reduced by $15.9 million, including $4.2 million related to interest and penalties, and deferred taxes increased $11.7 million. The 2009 first quarter benefited from a lower income tax provision due primarily to $5.1 million of discrete adjustments associated with prior years’ taxes.

Note 9. Business Segments
Following is certain financial information with respect to the Company’s business segments for the periods indicated (in millions):

	Three Months Ended
	March 31,
	2010	2009
Total sales:
High Performance Metals	$315.7	$407.0
Flat-Rolled Products	520.9	387.0
Engineered Products	89.9	75.6

	926.5	869.6

Intersegment sales:
High Performance Metals	13.4	19.1
Flat-Rolled Products	4.3	8.8
Engineered Products	9.4	10.1

	27.1	38.0

Sales to external customers:
High Performance Metals	302.3	387.9
Flat-Rolled Products	516.6	378.2
Engineered Products	80.5	65.5

	$899.4	$831.6

Operating Profit (Loss):
High Performance Metals	$55.0	$54.3
Flat-Rolled Products	31.4	7.7
Engineered Products	1.8	(6.1)

Total operating profit	88.2	55.9

Corporate expenses	(12.3)	(14.4)
Interest (expense) income, net	(14.6)	0.1
Other expense, net of gains on asset sales	(5.8)	(4.0)
Retirement benefit expense	(22.5)	(37.3)

Income before income taxes	$33.0	$0.3

     Retirement benefit expense represents defined benefit plan pension expense, and other postretirement benefit expense for both defined benefit and defined contribution plans. Operating profit with respect to the Company’s business segments excludes any retirement benefit expense.
     Corporate expenses for the three months ended March 31, 2010 were $12.3 million, compared to $14.4 million for the three months ended March 31, 2009. This decrease is due primarily to lower expenses associated with long-term performance-based incentive compensation programs.
     Other expense, net of gains on asset sales, primarily includes charges incurred in connection with closed operations and other non-operating income or expense. These items are presented primarily in selling and administrative expenses and in other expense in the statement of operations. These items resulted in net charges of $5.8 million for the three months ended March 31, 2010 and $4.0 million for the three months ended March 31, 2009. This increase was primarily related to greater expenses at closed operations and foreign currency losses.

Note 10. Per Share Information
The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended
	March 31,
	2010	2009
Numerator for basic and diluted net income per common share — net income attributable to ATI	$18.2	$5.9

Denominator:
Denominator for basic net income per common share-weighted average shares	97.4	97.2
Effect of dilutive securities:
Share-based compensation	1.3	0.6

Denominator for diluted net income per common share — adjusted weighted average shares and assumed conversions	98.7	97.8
Basic net income attributable to ATI per common share	$0.19	$0.06

Diluted net income attributable to ATI per common share	$0.18	$0.06

     Common stock that would be issuable upon the assumed conversion of the 2014 Convertible Notes and other option equivalents and contingently issuable shares were excluded from the computation of contingently issuable shares, and therefore, from the denominator for diluted earnings per share for the three months ended March 31, 2010, if the effect of inclusion would have been anti-dilutive. Excluded shares for the three months ended March 31, 2010 were 9.6 million.

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
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
March 31, 2010

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and cash equivalents	$5.6	$317.6	$240.3	$—	$563.5
Accounts receivable, net	0.4	217.7	254.5	—	472.6
Inventories, net	—	280.4	690.7	—	971.1
Prepaid expenses and other current assets	14.9	11.6	56.6	—	83.1

Total current assets	20.9	827.3	1,242.1	—	2,090.3
Property, plant and equipment, net	3.4	432.1	1,485.8	—	1,921.3
Cost in excess of net assets acquired	—	112.1	91.8	—	203.9
Deferred income taxes	11.8	—	—	—	11.8
Investments in subsidiaries and other assets	3,941.5	1,474.6	1,007.7	(6,248.1)	175.7

Total assets	$3,977.6	$2,846.1	$3,827.4	$(6,248.1)	$4,403.0

Liabilities and stockholders’ equity:
Accounts payable	$2.8	$224.7	$169.2	$—	$396.7
Accrued liabilities	955.4	61.3	712.7	(1,475.1)	254.3
Deferred income taxes	8.9	—	—	—	8.9
Short-term debt and current portion of long-term debt	—	10.5	21.6	—	32.1

Total current liabilities	967.1	296.5	903.5	(1,475.1)	692.0
Long-term debt	870.3	356.1	5.9	(200.0)	1,032.3
Accrued postretirement benefits	—	249.6	166.3	—	415.9
Pension liabilities	12.0	4.8	27.0	—	43.8
Other long-term liabilities	29.7	20.4	70.4	—	120.5

Total liabilities	1,879.1	927.4	1,173.1	(1,675.1)	2,304.5

Total stockholders’ equity	2,098.5	1,918.7	2,654.3	(4,573.0)	2,098.5

Total liabilities and stockholders’ equity	$3,977.6	$2,846.1	$3,827.4	$(6,248.1)	$4,403.0

Note 11. CONTINUED
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations
For the three months ended March 31, 2010

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Sales	$—	$458.8	$440.6	$—	$899.4
Cost of sales	10.5	424.5	343.0	—	778.0
Selling and administrative expenses	26.2	10.0	38.0	—	74.2
Interest expense, net	(12.1)	(2.4)	(0.1)	—	(14.6)
Other income including equity in income of unconsolidated subsidiaries	81.8	1.3	1.2	(83.9)	0.4

Income before income tax provision	33.0	23.2	60.7	(83.9)	33.0
Income tax provision	13.2	8.3	22.0	(30.3)	13.2

Net income	19.8	14.9	38.7	(53.6)	19.8
Less: Net income attributable to noncontrolling interest	1.6	—	1.6	(1.6)	1.6

Net income attributable to ATI	$18.2	$14.9	$37.1	$(52.0)	$18.2

Condensed Statements of Cash Flows
For the three months ended March 31, 2010

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) operating activities	$9.1	$(111.9)	$51.3	$(20.5)	$(72.0)

Cash flows used in investing activities	—	(12.3)	(38.3)	—	(50.6)

Cash flows used in financing activities	(10.5)	(30.4)	(2.3)	20.5	(22.7)

Increase (decrease) in cash and cash equivalents	$(1.4)	$(154.6)	$10.7	$—	$(145.3)

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

Note 11. CONTINUED
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations
For the three months ended March 31, 2009

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Sales	$—	$354.2	$477.4	$—	$831.6
Cost of sales	23.0	334.2	393.7	—	750.9
Selling and administrative expenses	32.4	9.3	39.1	—	80.8
Interest income (expense), net	2.5	(2.5)	0.1	—	0.1
Other income including equity in income of unconsolidated subsidiaries	53.2	0.5	1.8	(55.2)	0.3

Income before income tax provision (benefit)	0.3	8.7	46.5	(55.2)	0.3
Income tax provision (benefit)	(5.0)	3.8	11.7	(15.5)	(5.0)

Net income	5.3	4.9	34.8	(39.7)	5.3
Less: Net income (loss) attributable to noncontrolling interest	(0.6)	—	(0.6)	0.6	(0.6)

Net income attributable to ATI	$5.9	$4.9	$35.4	$(40.3)	$5.9

Condensed Statements of Cash Flows
For the three months ended March 31, 2009

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) operating activities	$(16.1)	$92.9	$92.1	$—	$168.9

Cash flows used in investing activities	(0.7)	(13.8)	(94.7)	—	(109.2)

Cash flows provided by (used in) financing activities	16.6	(47.6)	7.4	—	(23.6)

Increase (decrease) in cash and cash equivalents	$(0.2)	$31.5	$4.8	$—	$36.1

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
     At March 31, 2010, the Company’s reserves for environmental remediation obligations totaled approximately $18 million, of which $7 million was included in other current liabilities. The reserve includes estimated probable future costs of $6 million for federal Superfund and comparable state-managed sites; $7 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $3 million for owned or controlled sites at which Company operations have been discontinued; and $2 million for sites utilized by the Company in its ongoing operations. The Company continues to evaluate whether it may be able to recover a portion of future costs for environmental liabilities from third parties.
     The timing of expenditures depends on a number of factors that vary by site. The Company expects that it will expend present accruals over many years and that remediation of all sites with which it has been identified will be completed within thirty years.
     See Note 16. Commitments and Contingencies to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2009 for a discussion of legal proceedings affecting the Company.
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
Overview
     Allegheny Technologies is one of the largest and most diversified specialty metals producers in the world. We use innovative technologies to offer global markets a wide range of specialty metals solutions. Our products include titanium and titanium alloys, nickel-based alloys and superalloys, zirconium, hafnium, and niobium, advanced powder alloys, stainless and specialty steel alloys, grain-oriented electrical steel, tungsten-based materials and cutting tools, carbon alloy impression die forgings, and large grey and ductile iron castings. Our specialty metals are produced in a wide range of alloys and product forms and are selected for use in applications that demand metals having exceptional hardness, toughness, strength, resistance to heat, corrosion or abrasion, or a combination of these characteristics.
Results of Operations
     We operate in three business segments: High Performance Metals, Flat-Rolled Products, and Engineered Products. These segments represented the following percentages of our total revenues and segment operating profit for the first three months of 2010 and 2009:

	2010		2009
		Operating		Operating
	Revenue	Profit	Revenue	Profit (Loss)
High Performance Metals	34%	62%	47%	97%

Flat-Rolled Products	57%	36%	45%	14%

Engineered Products	9%	2%	8%	(11%)

     Sales for the first quarter 2010 increased 8.2% to $899.4 million, compared to the first quarter 2009, primarily as a result of higher Flat-Rolled Products and Engineered Products shipments, higher raw material surcharges and increases in average base selling prices for certain products. Compared to the first quarter 2009, sales increased 37% in the Flat-Rolled Products segment and 23% in the Engineered Products segment but decreased 22% in the High Performance Metals segment. Direct international sales increased to 33.5% of total sales, compared to 29.4% for the comparable 2009 period.
     Compared to the fourth quarter 2009, total sales for the first quarter 2010 were 10.3% higher with increases of 18% in the Flat-Rolled Products and 24% in the Engineered Products segments but a decline of 3% in the High Performance Metals segment. Within the High Performance Metals segment, shipments of titanium and titanium alloys and nickel-based alloys increased compared to the 2009 fourth quarter. Shipments of exotic alloys were lower. Titanium product shipments, including ATI-produced products for our Uniti titanium joint venture, were 9.2 million pounds in the first three months of 2010, which compares to 6.8 million pounds in the 2009 fourth quarter.
     Demand from the global aerospace and defense, electrical energy, chemical process industry, oil and gas, and medical markets accounted for 68% of our sales for the first three months of 2010. Aerospace and defense was the largest of our markets at 25% of our sales for the first three months of 2010, with the chemical process industry and oil and gas markets representing 21% of total sales, and sales to the electrical energy market representing 18%. While we are experiencing improved demand compared to the 2009 fourth quarter, compared to the 2009 first quarter, demand from commercial aerospace continued to be impacted by airplane build schedule pushouts and reduced demand from the aeroengine aftermarket due primarily to the global recession. In the electrical energy market, demand for our grain-oriented electrical steel held up well despite reduced demand from the housing market, due to our long-term agreements with major customers. In the oil and gas market, demand was good as drill rig activity has improved and offshore and large pipeline projects remained on track. Demand for our stainless products including from the automotive market increased significantly following a period of extended destocking of inventory by customers. In the chemical process industry, demand for our exotic alloys decreased due to the timing of projects.
     Segment operating profit for the first quarter 2010 increased to $88.2 million, or 9.8% of sales, compared to $55.9 million, or 6.7% of sales, for the comparable 2009 period. While operating profit improved across all three business segments, results for the first quarter 2010 were adversely affected by idle facility, start-up and workforce reduction costs of $11.5 million primarily impacting our High Performance Metals segment. The start-up costs relate mostly to our Rowley, UT premium-titanium sponge facility. We plan to ramp production at this new facility throughout 2010 in a systematic manner. Idle facility costs relate mostly to our Albany, OR titanium sponge facility, which is positioned to be back in production when warranted by market conditions.
     The selling prices for many of our products include surcharges or indices by which we attempt to match changes in raw material costs, and in some cases energy costs, with shipments. The first three months of 2009 results were adversely impacted by approximately $65 million in out-of-phase raw material surcharges and indices due primarily to the rapid decrease in the cost of raw materials in late 2008. This was partially offset by a LIFO inventory valuation reserve benefit of $27.5 million in the 2009 first quarter. There was no change in our LIFO inventory valuation reserve in the first quarter 2010.

     Segment operating profit (loss) as a percentage of sales for the three month periods ended March 31, 2010 and 2009 was:

	Three Months Ended
	March 31,
	2010	2009
High Performance Metals	18.2%	14.0%
Flat-Rolled Products	6.1%	2.0%
Engineered Products	2.2%	(9.3%)
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
     Income before tax for the first quarter 2010 was $33.0 million compared to $0.3 million for the first quarter 2009. In addition to the factors discussed above, income before tax benefited from a $14.8 million reduction in retirement benefit expense due primarily to higher than expected returns on pension plan assets in 2009 and the benefits resulting from our voluntary pension contributions over the past several years. This favorable reduction in retirement benefit expense was offset by an increase in net interest expense of $14.7 million primarily due to debt issuances in the second quarter 2009 and lower interest expense capitalized on strategic projects due to project completions.
     Net income attributable to ATI for the first quarter 2010 was $18.2 million, or $0.18 per share. Results included a non-recurring tax charge of $5.3 million related to the recently-enacted Patient Protection and Affordable Care Act. Excluding this non-recurring charge, net income attributable to ATI was $23.5 million, or $0.24 per share. In the first quarter 2009, we reported net income attributable to ATI of $5.9 million, or $0.06 per share.
     We continued to maintain our solid balance sheet. We ended the 2010 first three months with cash on hand of $563.5 million. Cash flow used in operations for 2010 was $72 million as investment in managed working capital of $130.2 million primarily due to improving business activity and higher raw material costs, offset increased profitability. Net debt to total capitalization was 19.9% and total debt to total capitalization was 34.5% at March 31, 2010.
     Looking ahead, in our High Performance Metals segment we expect orders for our premium-titanium alloys and nickel-based alloys from the jet engine supply chain to continue to improve and orders from the airframe supply chain to remain stable. Prices for many of these products are rising and lead times are extending. Order inquires for exotic alloys are beginning to increase and we expect shipments to improve in the second half of 2010. Orders are getting better for most products in our Flat-Rolled Products segment as we are seeing steady improvement in demand.
     We continue to believe 2010 will be a year of steady quarter-on-quarter improvement. We believe 2010 is the transition year from the global contraction of 2009 to the resumption of the secular growth trends in our key global markets. We expect to recover and grow faster than our key markets as a result of new customers and long-term agreements, the growing use of our innovative new products, our new technically advanced manufacturing capabilities, and our global focus.
High Performance Metals Segment
     Sales for the 2010 first quarter were $302.3 million, 22% lower than the first quarter 2009. Shipments decreased 12% for titanium and titanium alloys and 15% for nickel-based and specialty alloys primarily due to lower demand from the commercial aerospace market. Shipments of exotic alloys decreased 24% primarily due to the timing of projects for the chemical process industry. Average selling prices declined 16% for titanium and titanium alloys and 8% for nickel-based and specialty alloys. These average selling price decreases were primarily due to lower raw material indices for certain products as a result of lower raw material costs and a more competitive pricing environment. Average selling prices for exotic alloys increased 7% due to a favorable product mix.

     Segment operating profit for the first quarter 2010 increased to $55.0 million, or 18.2% of sales, compared to $54.3 million, or 14.0% of sales, for the first quarter 2009. The increase in operating profit primarily resulted from a better matching of surcharges and raw material costs, and the benefits of gross cost reductions which offset lower shipments and average selling prices for most products. Operating profit for the 2009 first quarter was adversely affected by approximately $17 million from the impact of higher cost raw materials, primarily nickel and titanium, purchased in prior periods flowing through cost of sales and not being in phase with the raw material indices included in our selling prices. This was due primarily to the rapid decrease in raw material costs in late 2008 and the long manufacturing times of some of our products. In addition, first quarter 2010 operating profit was adversely affected by approximately $9.9 million of idle facility, start-up and workforce reduction costs. There was no change in our LIFO inventory valuation reserve in either the first quarter 2010 or first quarter 2009.
     Segment results benefited from $18.2 million of gross cost reductions in the first quarter 2010.
     Certain comparative information on the segment’s major products for the three months ended March 31, 2010 and 2009 is provided in the following table:

	Three Months Ended
	March 31,		%
	2010	2009	Change
Volume (000’s pounds):
Titanium mill products	6,098	6,938	(12%)
Nickel-based and specialty alloys	8,444	9,970	(15%)
Exotic alloys	981	1,289	(24%)

Average prices (per pound):
Titanium mill products	$18.82	$22.48	(16%)
Nickel-based and specialty alloys	$13.53	$14.74	(8%)
Exotic alloys	$60.81	$57.08	7%
Flat-Rolled Products Segment
     Sales for the 2010 first quarter increased to $516.6 million, 37% higher than the first quarter 2009, primarily due to higher shipments and raw material surcharges, and improved base-selling prices for stainless products. Shipments of standard stainless products (sheet and plate) increased 54% and high-value products shipments increased 18%. Average transaction prices for all products, which include surcharges, were 1% higher due to increased raw material surcharges and improved base prices for stainless products.
     Segment operating profit for the 2010 first quarter improved to $31.4 million, or 6.1% of sales, compared to $7.7 million, or 2% of sales, for the first quarter 2009 due primarily to increased shipments and higher base prices for stainless products plus a better matching of surcharges with raw material costs. Operating profit for the 2009 first quarter was adversely affected by $48 million of higher cost raw materials purchased in 2008 flowing through cost of sales and not being in phase with raw material surcharges included in selling prices. This was due primarily to the rapid decrease in raw material costs in the second half of the fourth quarter 2008 and the long manufacturing times of some of our products. This negative impact was partially offset by a $26.2 million decrease in the LIFO inventory valuation reserve in the 2009 first quarter. There was no change in our LIFO inventory valuation reserve in the first quarter 2010.
     Segment results benefited from $14.1 million in gross cost reductions in the first quarter 2010.

     Comparative information on the segment’s products for the three months ended March 31, 2010 and 2009 is provided in the following table:

	Three Months Ended
	March 31,		%
	2010	2009	Change
Volume (000’s pounds):
High value	110,495	93,928	18%
Standard	156,851	101,574	54%

Total	267,346	195,502	37%

Average prices (per lb.):
High value	$2.59	$2.64	(2%)
Standard	$1.44	$1.21	19%
Combined Average	$1.92	$1.90	1%
Engineered Products Segment
     Sales for the 2010 first quarter increased 23% to $80.5 million, compared to $65.5 million in the 2009 first quarter. Demand for our tungsten and tungsten carbide products, forged products, and cast products improved. Segment operating profit for the first quarter 2010 was $1.8 million compared to a loss of $6.1 million in the first quarter 2009. The improvement in operating profit was primarily due to significantly increased demand and the improvement in operating costs resulting from better operating rates compared to the 2009 first quarter. There was no change in our LIFO inventory valuation reserve in the first quarter 2010. The first quarter 2009 results included a LIFO inventory valuation reserve benefit of $1.3 million primarily due to lower raw material costs. Results for the 2010 first quarter also benefited from $4.7 million of gross cost reductions.
Corporate Items
     Corporate expenses decreased to $12.3 million for the first quarter of 2010, compared to $14.4 million in the year-ago period.
     Interest expense, net of interest income, in the first quarter 2010 was $14.6 million compared to interest income of $0.1 million in the first quarter 2009. The increase in interest expense was due to debt issuances in the second quarter 2009, and lower interest expense capitalized on strategic projects due to project completions. Capitalization of interest costs on major strategic capital projects reduced interest expense by $4.0 million for the first quarter 2010 compared to $9.0 million for the comparable 2009 period.
     Other expense, net of gains on asset sales, primarily includes charges incurred in connection with closed operations and other assets, and other non-operating income or expense. These items are presented primarily in selling and administration expenses, and in other income (expense) in the statement of operations and resulted in other expense of $5.8 million for the first quarter 2010 and $4.0 million for the first quarter 2009. The changes in expenses primarily related to the recognition of foreign currency losses and legal expenses.
     Retirement benefit expense, which includes pension expense and other postretirement expense, decreased to $22.5 million in the first quarter 2010, compared to $37.3 million in the first quarter 2009. This decrease was primarily due to higher than expected returns on pension plan assets in 2009 and the benefits resulting from our voluntary pension contributions made over the last several years. For the first quarter 2010, retirement benefit expense of $15.8 million was included in cost of sales and $6.7 million was included in selling and administrative expenses. For the first quarter 2009, the amount of retirement benefit expense included in cost of sales was $27.7 million, and the amount included in selling and administrative expenses was $9.6 million.
Income Taxes
     First quarter 2010 provision for income taxes was $13.2 million, or 40% of income before tax. The first quarter 2010 included a non-recurring tax charge of $5.3 million associated with the impact of the recently-enacted Patient Protection and Affordable Care Act. As previously announced, under this new legislation the tax advantage of the subsidy to encourage companies to provide retiree prescription drug coverage has been eliminated. Although the elimination of this tax advantage under the new legislation does not take effect until 2013, the Company is required by U.S. generally accepted accounting principles to recognize the full accounting impact in the 2010 first quarter, the period in which the Act became law. Since future anticipated retiree health care liabilities and related tax subsidies are already reflected in ATI’s financial statements, the change in law resulted in a reduction of the value of the Company’s deferred tax asset related to the subsidy. This 2010 first quarter tax charge was partially offset by discrete net tax benefits of $3.7 million associated with adjustment of taxes paid in prior years, the settlement of uncertain income tax positions, and other changes. As a result of the settlements of uncertain income tax positions, the liability for unrecognized income tax benefits was reduced by $15.9 million, including $4.2 million related to interest and penalties, and deferred taxes increased $11.7 million. First quarter 2009 included an income tax benefit of $5.0 million. The 2009 first quarter benefited from a lower income tax provision due primarily to $5.1 million of discrete adjustments associated with prior years’ taxes.

Financial Condition and Liquidity
     We believe that internally generated funds, current cash on hand, and available borrowings under existing credit lines will be adequate to meet foreseeable liquidity needs, including a substantial expansion of our production capabilities over the next few years. We did not borrow funds under our domestic senior unsecured credit facility during the first three months of 2010. However, as of March 31, 2010 approximately $10 million of this facility was utilized to support letters of credit.
     If we needed to obtain additional financing using the credit markets, the cost and the terms and conditions of such borrowings may be influenced by our credit rating. As of March 31, 2010, Moody’s Investor Service’s senior unsecured debt rating for our Company was Baa3 with a stable ratings outlook. As of March 31, 2010, Standard & Poor’s Ratings Service’s corporate credit and senior unsecured debt rating for our Company was BBB- with a stable ratings outlook. Changes in our credit rating do not impact our access to, or the cost of, our existing credit facilities.
     We have no off-balance sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.
Cash Flow and Working Capital
     For the three months ended March 31, 2010, cash used in operating activities was $72.0 million as an investment of $130.2 million in managed working capital, primarily due to improving business activity and higher raw material costs, offset increased profitability. Cash used in investing activities was $50.6 million in the 2010 first quarter and consisted primarily of capital expenditures. Cash used in financing activities was $22.7 million in the 2010 first quarter comprised primarily of dividend payments of $17.7 million and debt retirements of $6.2 million. At March 31, 2010, cash and cash equivalents on hand totaled $563.5 million, a decrease of $145.3 million from year end 2009.
     As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable and gross inventories, less accounts payable. In measuring performance in controlling this managed working capital, we exclude the effects of LIFO inventory valuation reserves, excess and obsolete inventory reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. At March 31, 2010, managed working capital was 32.9% of annualized sales, compared to 34.5% of annualized sales at December 31, 2009. During the first three months of 2010 managed working capital increased by $130.2 million, to $1.2 billion. The increase in managed working capital from December 31, 2009 was due to increased accounts receivable of $78.8 million, and increased inventory of $141.7 million, partially offset by increased accounts payable of $90.3 million. While accounts receivable balances increased during first quarter 2010, days sales outstanding, which measures actual collection timing for accounts receivable, decreased compared to year end 2009. Gross inventory turns, which excludes the effect of LIFO inventory valuation reserves, were comparable to year end 2009 as increased raw material costs offset higher business activity.
The Components of managed working capital were as follows:

	March 31,	December 31,
(in millions)	2010	2009
Accounts receivable	$472.6	$392.0
Inventory	971.1	825.5
Accounts payable	(396.7)	(308.6)

Subtotal	1,047.0	908.9

Allowance for doubtful accounts	6.4	6.5
LIFO reserve	102.9	102.8
Corporate and other	35.1	43.0

Managed working capital	1,191.4	1,061.2

Annualized prior 2 months sales	$3,623.1	$3,076.4

Managed working capital as a % of annualized sales	32.9%	34.5%

Change in managed working capital from December 31, 2009	$130.2

Capital Expenditures
     We currently expect capital expenditures for 2010, including purchases of businesses, to be approximately $375 million, of which $51.2 million was expended in the first three months of 2010. Since 2004, we have generated approximately $2.1 billion in cash provided by operating activities and invested approximately $1.8 billion in capital projects and the acquisition of businesses. At March 31, 2010, capital expenditures since 2004 represented 56% of total property, plant and equipment before accumulated depreciation. This percentage is a significant indicator of the modern nature of the Company’s productive capacity.
     We have significantly expanded, and continue to expand, our manufacturing capabilities to meet expected intermediate and long-term increased demand from the aerospace (engine and airframe) and defense, chemical process industry, oil and gas, electrical energy, and medical markets, especially for titanium and titanium-based alloys, nickel-based alloys and superalloys, specialty alloys, and exotic alloys. These self-funded on-going strategic capital investments include:
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
Debt
     At March 31, 2010, we had $1,064.4 million in total outstanding debt, compared to $1,071.1 million at December 31, 2009, a decrease of $6.7 million. The decrease in debt was primarily due to scheduled debt maturity payments.
     In managing our overall capital structure, some of the measures on which we focus are net debt to total capitalization, which is the percentage of our debt, net of cash that may be available to reduce borrowings, to our total invested and borrowed capital, and total debt to total capitalization, which excludes cash balances. Net debt as a percentage of capitalization was 19.9% at March 31, 2010, compared to 15.3% at December 31, 2009. The net debt to capitalization was determined as follows:

($ in millions)	March 31, 2010	December 31, 2009
Total debt	$1,064.4	$1,071.1
Less: Cash	(563.5)	(708.8)

Net debt	$500.9	$362.3

Net debt	$500.9	$362.3
Total ATI stockholders’ equity	2,019.5	2,012.2

Net ATI capital	$2,520.4	$2,374.5

Net debt to ATI capital	19.9%	15.3%

Total debt to capitalization decreased to 34.5% at March 31, 2010 from 34.7% December 31, 2009. Total debt to total capitalization was determined as follows:

($ in millions)	March 31, 2010	December 31, 2009
Total debt	$1,064.4	$1,071.1
Total ATI stockholders’ equity	2,019.5	2,012.2

Total ATI capital	$3,083.9	$3,083.3

Total debt to total ATI capital	34.5%	34.7%

     We did not borrow funds under our $400 million senior unsecured domestic credit facility during the first three months of 2010, although approximately $10 million has been utilized to support the issuance of letters of credit. The unsecured facility requires us to maintain a leverage ratio (consolidated total indebtedness net of cash on hand in excess of $50 million, divided by consolidated earnings before interest, taxes, depreciation and amortization, and non-cash pension expense) of not greater than 3.25, and maintain an interest coverage ratio (consolidated earnings before interest, taxes, and non-cash pension expense divided by interest expense) of not less than 2.0. For the twelve months ended March 31, 2010, our leverage ratio was 1.70, and our interest coverage ratio was 5.59.
     We have an additional, separate credit facility for the issuance of letters of credit. As of March 31, 2010, $30 million in letters of credit was outstanding under this facility.
     In addition, STAL, the Company’s Chinese joint venture company in which ATI has a 60% interest, has a 205 million renminbi (approximately $30 million at March 31, 2010 exchange rates) revolving credit facility with a group of banks. This credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners. As of March 31, 2010, there were no borrowings under this credit facility, although STAL had approximately $2 million in letters of credit outstanding.
Retirement Benefits
     At December 31, 2009, the measurement date for ERISA funding, our U.S. qualified pension defined benefit pension plan was essentially fully-funded. Based upon current regulations and actuarial studies, we are not required to make a cash contribution for 2010. However, we may elect, depending upon investment performance of the pension plan assets and other factors, to make additional voluntary cash contributions to this plan in the future.
Dividends
     A regular quarterly dividend of $0.18 per share of common stock was declared on February 25, 2010, payable on March 26, 2010 to stockholders of record at the close of business on March 11, 2010. In addition, a regular quarterly dividend of $0.18 per share of common stock was declared on May 7, 2010, payable on June 17, 2010 to stockholders of record at the close of business on May 27, 2010. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate.

Critical Accounting Policies
Inventory
          At March 31, 2010, we had net inventory of $971.1 million. Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO) and average cost methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. The prices for many of the raw materials we use have been extremely volatile during the past four years. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a rise in raw material costs has a negative effect on our operating results, while, conversely, a fall in material costs results in a benefit to operating results. For example, in 2009, 2008 and 2007, the effect of falling raw material costs on our LIFO inventory valuation method resulted in cost of sales which were $102.8 million, $169.0 million and $92.1 million, respectively, lower than would have been recognized had we utilized the FIFO methodology to value our inventory. However, in 2006 the effect of increases in raw material costs on our LIFO inventory valuation method resulted in cost of sales which were $197.0 million higher than would have been recognized if we utilized the FIFO methodology to value our inventory. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold.
     Since the LIFO inventory valuation methodology is designed for annual determination, interim estimates of the annual LIFO valuation are required. We recognize the effects of the LIFO inventory valuation method on an interim basis by projecting the expected annual LIFO cost and allocating that projection to the interim quarters equally. These projections of annual LIFO inventory valuation reserve changes are updated quarterly and are evaluated based upon material, labor and overhead costs and projections for such costs at the end of the year plus projections regarding year-end inventory levels. There was no change in our LIFO inventory valuation reserve in the first quarter 2010.
     The LIFO inventory valuation methodology is not utilized by many of the companies with which we compete, including foreign competitors. As such, our results of operations may not be comparable to those of our competitors during periods of volatile material costs due, in part, to the differences between the LIFO inventory valuation method and other acceptable inventory valuation methods.
     We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting reserve, if any, is recognized as an expense in the period that the need for the reserve is identified. At March 31, 2010, no significant reserves were required. It is our general policy to write-down to scrap value any inventory that is identified as obsolete and any inventory that has aged or has not moved in more than twelve months. In some instances this criterion is up to twenty-four months due to the longer manufacturing and distribution process for such products.
Other Critical Accounting Policies
     A summary of other significant accounting policies is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2009.
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

New Accounting Pronouncements Adopted
     In January 2010, the FASB issued changes to disclosure requirements for fair value measurements, including the amount of transfers between Level 1 and 2 of the fair value hierarchy, the reasons for transfers in or out of Level 3 of the fair value hierarchy and activity for recurring Level 3 measures. In addition, the changes clarify certain disclosure requirements related to the level at which fair value disclosures should be disaggregated with separate disclosures of purchases, sales, issuances and settlements, and the requirement to provide disclosures about valuation techniques and inputs used in determining the fair value of assets or liabilities classified as Levels 2 or 3. We adopted the disclosure changes effective January 1, 2010, except for the disaggregated Level 3 rollforward disclosures, which will be effective for fiscal year 2011.
Forward-Looking and Other Statements
     From time to time, we have made and may continue to make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements in this report relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results, performance or achievements to materially differ from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: (a) material adverse changes in economic or industry conditions generally, and global supply and demand conditions and prices for our specialty metals; (b) material adverse changes in the markets we serve, including the aerospace and defense, electrical energy, chemical process industry, oil and gas, medical, automotive, construction and mining and other markets; (c) our inability to achieve the level of cost savings, productivity improvements, synergies, growth or other benefits anticipated by management, including those anticipated from strategic investments, whether due to significant increases in energy, raw materials or employee benefits costs, the possibility of project cost overruns or unanticipated costs and expenses, or other factors; (d) volatility of prices and availability of supply of the raw materials that are critical to the manufacture of our products; (e) declines in the value of our defined benefit pension plan assets or unfavorable changes in laws or regulations that govern pension plan funding; (f) significant legal proceedings or investigations adverse to us; and (g) other risk factors summarized in our Annual Report on Form 10-K for the year ended December 31, 2009, and in other reports filed with the Securities and Exchange Commission. We assume no duty to update our forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     As part of our risk management strategy, we utilize derivative financial instruments, from time to time, to hedge our exposure to changes in raw material prices, energy prices, foreign currencies, and interest rates. We monitor the third-party financial institutions which are our counterparty to these financial instruments on a daily basis and diversify our transactions among counterparties to minimize exposure to any one of these entities. Fair values for derivatives were measured using exchange-traded prices for the hedged items including consideration of counterparty risk and the Company’s credit risk.
Interest Rate Risk. We attempt to maintain a reasonable balance between fixed- and floating-rate debt to keep financing costs as low as possible. At March 31, 2010, we had approximately $36 million of floating rate debt outstanding with a weighted average interest rate of approximately 1.3%. Approximately $15 million of this floating rate debt is capped at a 6% maximum interest rate. Since the interest rate on floating rate debt changes with the short-term market rate of interest, we are exposed to the risk that these interest rates may increase, raising our interest expense in situations where the interest rate is not capped. For example, a hypothetical 1% increase in the rate of interest on the $21 million of our outstanding floating rate debt not subjected to a cap would result in increased annual financing costs of approximately $0.2 million.
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
     At March 31, 2010, the outstanding financial derivatives used to hedge our exposure to energy cost volatility included both natural gas and electricity hedges. For natural gas, approximately 50% of our forecasted domestic requirements are hedged through 2011, and about 15% of our domestic requirements are hedged for 2012. The net mark-to-market valuation of these outstanding natural gas hedges at March 31, 2010 was an unrealized pre-tax loss of $23.2 million, of which $14.3 million was presented in accrued liabilities on the balance sheet with the remainder included in other long-term liabilities. For the three months ended March 31, 2010, the effects of natural gas hedging activity increased cost of sales by $3.6 million. For electricity usage in our Western Pennsylvania operations, we have hedged approximately 35% of our on-peak and off-peak forecasted requirements for 2011 and approximately 20% for 2012. The net mark-to-market valuation of the electricity hedges was an unrealized pre-tax loss of $2.1 million, of which $0.5 million is presented in accrued liabilities on the balance sheet with the remainder included in other long-term liabilities. The effects of the hedging activity will be recognized in income over the designated hedge periods.
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
     The majority of our products are sold utilizing raw material surcharges and index mechanisms. However as of March 31, 2010, we had entered into financial hedging arrangements primarily at the request of our customers related to firm orders for approximately 6% of our total annual nickel requirements through 2010. A minor amount of nickel hedges extend into 2014. Any gain or loss associated with these hedging arrangements is included in cost of sales. At March 31, 2010, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax gain of $25.9 million, comprised of $24.5 million included in prepaid expenses and other current assets and $1.4 million in other long-term assets on the balance sheet.
Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies expected to be received from our export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk. We may also enter into foreign currency forward contracts that are not designated as hedges, which are denominated in the same foreign currency in which export sales are denominated. At March 31, 2010, the outstanding financial derivatives, including both hedges and undesignated derivatives, that are used to manage our exposure to foreign currency, primarily euros, represented approximately 20% of our forecasted total international sales through 2011. In addition, we may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At March 31, 2010, the net mark-to-market valuation of the outstanding foreign currency forward contracts was an unrealized pre-tax gain of $20.3 million, of which $11.8 million is included in other current assets, $8.6 million in other long-term assets, and $0.1 million in accrued liabilities on the balance sheet.

Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2010, and they concluded that these disclosure controls and procedures are effective.
     (b) Changes in Internal Controls
There was no change in our internal control over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2010, conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     A number of lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, commercial, government contract work, employment, employee benefits, taxes, environmental, health and safety, occupational disease, and stockholder matters. Certain of such lawsuits, claims and proceedings are described in our Annual Report on Form 10-K for the year ended December 31, 2009, and addressed in Note 12 to the unaudited interim financial statements included herein. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     ATI’s Board of Directors approved a share repurchase program of $500 million on November 1, 2007. Repurchases of Company common stock are made in the open market or in unsolicited or privately negotiated transactions. Share repurchases are funded from internal cash flow and cash on hand. The number of shares purchased, and the timing of the purchases, are based on several factors, including other investment opportunities, the level of cash balances, and general business conditions. No shares of common stock were purchased during the three months ended March 31, 2010. As of March 31, 2010, 6,837,000 shares of common stock had been purchased under this program at a cost of $339.5 million. There were no repurchases under this program in 2010.
     Set forth below is information regarding the Company’s stock repurchases during the period covered by this report, including shares repurchased by ATI from employees to satisfy employee-owed taxes on share-based payments.

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares
			Purchased as Part	(or Units) that May
	Total Number of		of Publicly	Yet Be Purchased
	Shares (or Units)	Average Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs

January 1-31, 2010	17,097	$41.95	—	$160,505,939
February 1-28, 2010	—	—	—	160,505,939
March 1-31, 2010	—	—	—	160,505,939

Total	17,097	$41.95	—	$160,505,939

Item 6. Exhibits
(a)	Exhibits

10.1	Form of Key Executive Performance Plan Agreement dated February 24, 2010, including Key Executive Performance Plan, as amended February 24, 2010.

10.2	Form of Total Shareholder Return Incentive Compensation Program Award Agreement effective as of January 1, 2010.

10.3	Form of Performance/Restricted Stock Agreement dated February 24, 2010.

10.4	2010 Annual Incentive Plan.

10.5	Administrative Rules for the Non-Employee Director Restricted Stock Program, effective as of May 2, 2007, as amended through May 7, 2010.

10.6	Credit Agreement, dated July 31, 2007, by and among the Company, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, as Administrative Agent, and PNC Capital Markets LLC, as Lead Arranger.

10.7	First Amendment to Credit Agreement, dated May 29, 2009, by and among ATI Funding Corporation, TDY Holdings, LLC, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as administrative agent for the lenders.

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALLEGHENY TECHNOLOGIES INCORPORATED
(Registrant)

Date: May 7, 2010	By	/s/ Richard J. Harshman
Richard J. Harshman
Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: May 7, 2010	By	/s/ Dale G. Reid
Dale G. Reid
Vice President, Controller and Chief Accounting Officer and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

10.1	Form of Key Executive Performance Plan Agreement dated February 24, 2010, including Key Executive Performance Plan, as amended February 24, 2010.

10.2	Form of Total Shareholder Return Incentive Compensation Program Award Agreement effective as of January 1, 2010.

10.3	Form of Performance/Restricted Stock Agreement dated February 24, 2010.

10.4	2010 Annual Incentive Plan.

10.5	Administrative Rules for the Non-Employee Director Restricted Stock Program, effective as of May 2, 2007, as amended through May 7, 2010.

10.6	Credit Agreement, dated July 31, 2007, by and among the Company, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, as Administrative Agent, and PNC Capital Markets LLC, as Lead Arranger.

10.7	First Amendment to Credit Agreement, dated May 29, 2009, by and among ATI Funding Corporation, TDY Holdings, LLC, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as administrative agent for the lenders.

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document