Form 10-Q
period 2010-06-30
ALLEGHENY TECHNOLOGIES INC
filed 2010-08-05
CIK 1018963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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
Yes ☐ No ☑
     At July 30, 2010, the registrant had outstanding 98,574,173 shares of its Common Stock.

ALLEGHENY TECHNOLOGIES INCORPORATED
SEC FORM 10-Q
Quarter Ended June 30, 2010

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Allegheny Technologies Incorporated and Subsidiaries
Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Current period unaudited)

	June 30,	December 31,
	2010	2009
ASSETS

Current Assets:
Cash and cash equivalents	$378.7	$708.8
Accounts receivable, net of allowances for doubtful accounts of $6.4 and $6.5 at June 30, 2010 and December 31, 2009, respectively	569.3	392.0
Inventories, net	1,053.0	825.5
Prepaid expenses and other current assets	75.6	71.3

Total Current Assets	2,076.6	1,997.6

Property, plant and equipment, net	1,933.5	1,907.9
Cost in excess of net assets acquired	204.8	207.8
Deferred income taxes	—	63.1
Other assets	182.9	169.6

Total Assets	$4,397.8	$4,346.0

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$363.6	$308.6
Accrued liabilities	248.0	258.8
Deferred income taxes	5.0	23.7
Short term debt and current portion of long-term debt	38.0	33.5

Total Current Liabilities	654.6	624.6

Long-term debt	1,032.1	1,037.6
Accrued postretirement benefits	413.3	424.3
Pension liabilities	38.5	50.6
Deferred income taxes	11.5	—
Other long-term liabilities	117.3	119.3

Total Liabilities	2,267.3	2,256.4

Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized- 50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-102,404,256 shares at June 30, 2010 and December 31, 2009; outstanding-98,573,923 shares at June 30, 2010 and 98,070,474 shares at December 31, 2009	10.2	10.2
Additional paid-in capital	640.8	653.6
Retained earnings	2,245.2	2,230.5
Treasury stock: 3,830,333 shares at June 30, 2010 and 4,333,782 shares at December 31, 2009	(184.0)	(208.6)
Accumulated other comprehensive loss, net of tax	(662.8)	(673.5)

Total ATI stockholders’ equity	2,049.4	2,012.2
Noncontrolling interests	81.1	77.4

Total Equity	2,130.5	2,089.6

Total Liabilities and Equity	$4,397.8	$4,346.0

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Sales	$1,052.0	$710.0	$1,951.4	$1,541.6
Costs and expenses:
Cost of sales	900.2	634.8	1,678.2	1,385.7
Selling and administrative expenses	76.0	64.4	150.2	145.2

Income before interest, other income and income taxes	75.8	10.8	123.0	10.7
Interest expense, net	(15.4)	(1.3)	(30.0)	(1.2)
Debt extinguishment costs	—	(9.2)	—	(9.2)
Other income (expense), net	0.2	(0.3)	0.6	—

Income before income tax provision	60.6	—	93.6	0.3
Income tax provision	22.4	11.7	35.6	6.7

Net income (loss)	38.2	(11.7)	58.0	(6.4)

Less: Net income attributable to noncontrolling interests	1.8	1.7	3.4	1.1

Net income (loss) attributable to ATI	$36.4	$(13.4)	$54.6	$(7.5)

Basic net income (loss) attributable to ATI per common share	$0.37	$(0.14)	$0.56	$(0.08)

Diluted net income (loss) attributable to ATI per common share	$0.36	$(0.14)	$0.54	$(0.08)

Dividends declared per common share	$0.18	$0.18	$0.36	$0.36

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Operating Activities:

Net income (loss)	$58.0	$(6.4)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	69.8	64.4
Deferred taxes	36.0	108.3
Changes in operating asset and liabilities:
Inventories	(227.4)	194.6
Accounts receivable	(177.3)	132.3
Accounts payable	54.9	(42.1)
Retirement benefits	14.6	(299.4)
Accrued income taxes	6.9	(42.2)
Accrued liabilities and other	(28.9)	(28.2)

Cash provided by (used in) operating activities	(193.4)	81.3

Investing Activities:
Purchases of property, plant and equipment	(97.6)	(211.5)
Asset disposals and other	1.0	(1.3)

Cash used in investing activities	(96.6)	(212.8)

Financing Activities:
Issuances of long-term debt	—	752.5
Payments on long-term debt and capital leases	(5.3)	(188.6)
Net borrowings under credit facilities	5.2	2.4
Debt issuance costs	—	(18.1)
Dividends paid to shareholders	(35.3)	(35.3)
Dividends paid to noncontrolling interests	—	(0.8)
Taxes on share-based compensation	(5.1)	0.4
Exercises of stock options	1.1	0.5
Shares repurchased for income tax withholding on share-based compensation	(0.7)	(0.7)

Cash provided by (used in) financing activities	(40.1)	512.3

Increase (decrease) in cash and cash equivalents	(330.1)	380.8
Cash and cash equivalents at beginning of period	708.8	469.9

Cash and cash equivalents at end of period	$378.7	$850.7

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Statements of Changes in Consolidated Equity
(In millions, except per share amounts)
(Unaudited)

	ATI Stockholders
					Accumulated
		Additional			Other		Non-
	Common	Paid-In	Retained	Treasury	Comprehensive	Comprehensive	controlling	Total
	Stock	Capital	Earnings	Stock	Income (Loss)	Income (Loss)	Interests	Equity
Balance, December 31, 2008	$10.2	$651.8	$2,286.7	$(244.8)	$(746.5)	$—	$71.6	$2,029.0
Net income (loss)	—	—	(7.5)	—	—	(7.5)	1.1	(6.4)
Other comprehensive income (loss) net of tax:
Pension plans and other postretirement benefits	—	—	—	—	99.7	99.7	—	99.7
Foreign currency translation gains	—	—	—	—	25.9	25.9	0.2	26.1
Unrealized gains on derivatives	—	—	—	—	26.2	26.2	—	26.2

Comprehensive income (loss)	—	—	(7.5)	—	151.8	$144.3	1.3	145.6
Cash dividends on common stock ($0.36 per share)	—	—	(35.3)	—	—		—	(35.3)
Cash dividends paid to noncontrolling interests	—	—	—	—	—		(0.8)	(0.8)
Employee stock plans	—	(10.3)	(16.7)	36.1	—		—	9.1

Balance, June 30, 2009	$10.2	$641.5	$2,227.2	$(208.7)	$(594.7)		$72.1	$2,147.6

Balance, December 31, 2009	$10.2	$653.6	$2,230.5	$(208.6)	$(673.5)	$—	$77.4	$2,089.6
Net income	—	—	54.6	—	—	54.6	3.4	58.0
Other comprehensive income (loss) net of tax:
Pension plans and other postretirement benefits	—	—	—	—	25.0	25.0	—	25.0
Foreign currency translation gains (losses)	—	—	—	—	(22.4)	(22.4)	0.3	(22.1)
Unrealized gains on derivatives	—	—	—	—	8.1	8.1	—	8.1

Comprehensive income	—	—	54.6	—	10.7	$65.3	3.7	69.0
Cash dividends on common stock ($0.36 per share)	—	—	(35.3)	—	—		—	(35.3)
Employee stock plans	—	(12.8)	(4.6)	24.6	—		—	7.2

Balance, June 30, 2010	$10.2	$640.8	$2,245.2	$(184.0)	$(662.8)		$81.1	$2,130.5

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
Note 2. Inventories
Inventories at June 30, 2010 and December 31, 2009 were as follows (in millions):

	June 30,	December 31,
	2010	2009
Raw materials and supplies	$204.0	$158.3
Work-in-process	862.7	673.9
Finished goods	95.4	96.1

Total inventories at current cost	1,162.1	928.3
Less allowances to reduce current cost values to LIFO basis	(108.3)	(102.8)
Progress payments	(0.8)	—

Total inventories, net	$1,053.0	$825.5

     Inventories are stated at the lower of cost (last-in, first-out (“LIFO”), first-in, first-out (“FIFO”), and average cost methods) or market, less progress payments. Most of the Company’s inventory is valued utilizing the LIFO costing methodology. Inventory of the Company’s non-U.S. operations is valued using average cost or FIFO methods. The effect of using the LIFO methodology to value inventory, rather than FIFO, increased cost of sales by $5.5 million for the first six months of 2010 compared to a decrease to cost of sales of $54.5 million for the first six months of 2009.

Note 3. Property, Plant and Equipment
Property, plant and equipment at June 30, 2010 and December 31, 2009 was as follows (in millions):

	June 30,	December 31,
	2010	2009
Land	$24.5	$24.8
Buildings	611.5	590.6
Equipment and leasehold improvements	2,662.2	2,607.8

	3,298.2	3,223.2
Accumulated depreciation and amortization	(1,364.7)	(1,315.3)

Total property, plant and equipment, net	$1,933.5	$1,907.9

Note 4. Debt
Debt at June 30, 2010 and December 31, 2009 was as follows (in millions):

	June 30,	December 31,
	2010	2009
Allegheny Technologies 4.25% Convertible Notes due 2014	$402.5	$402.5
Allegheny Technologies 9.375% Notes due 2019	350.0	350.0
Allegheny Technologies 8.375% Notes due 2011, net (a)	117.6	117.9
Allegheny Ludlum 6.95% debentures due 2025	150.0	150.0
Domestic Bank Group $400 million unsecured credit facility	—	—
Promissory note for J&L asset acquisition	15.4	20.5
Foreign credit facilities	26.7	22.1
Industrial revenue bonds, due through 2020, and other	7.9	8.1

Total short-term and long-term debt	1,070.1	1,071.1
Short-term debt and current portion of long-term debt	38.0	33.5

Total long-term debt	$1,032.1	$1,037.6

(a)	Includes fair value adjustments for settled interest rate swap contracts of $1.4 million at June 30, 2010 and $1.8 million at December 31, 2009.
The Company did not borrow funds under its $400 million senior unsecured domestic credit facility during the first six months of 2010, although approximately $7 million has been utilized to support the issuance of letters of credit. The unsecured facility requires the Company to maintain a leverage ratio (consolidated total indebtedness net of cash on hand in excess of $50 million, divided by consolidated earnings before interest, taxes, depreciation and amortization, and non-cash pension expense) of not greater than 3.25, and maintain an interest coverage ratio (consolidated earnings before interest, taxes, and non-cash pension expense divided by interest expense) of not less than 2.0. For the twelve months ended June 30, 2010, the leverage ratio was 1.82, and the interest coverage ratio was 5.40.
     The Company has an additional separate credit facility for the issuance of letters of credit. As of June 30, 2010, $32 million in letters of credit was outstanding under this facility.
     In addition, STAL, the Company’s Chinese joint venture company in which ATI has a 60% interest, has a 205 million renminbi (approximately $30 million at June 30, 2010 exchange rates) revolving credit facility with a group of banks. This credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners. As of June 30, 2010, there were no borrowings under this credit facility.

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
     The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of June 30, 2010, the Company had entered into financial hedging arrangements primarily at the request of its customers, related to firm orders, for approximately 4% of the Company’s total annual nickel requirements in 2010. A minor amount of nickel hedges extend into 2014.
     At June 30, 2010, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility included natural gas cost hedges for approximately 50% of its annual forecasted domestic requirements through 2011 and approximately 15% for 2012, and electricity hedges for Western Pennsylvania operations of approximately 40% of its forecasted on-peak and off-peak requirements for 2011 and approximately 20% for 2012.
     While the majority of the Company’s direct export sales are transacted in U.S. dollars, foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk. The Company may also enter into foreign currency forward contracts that are not designated as hedges, which are denominated in the same foreign currency in which export sales are denominated. At June 30, 2010, the outstanding financial derivatives, including both hedges and undesignated derivatives, that are used to manage the Company’s exposure to foreign currency, primarily euros, represented approximately 20% of its forecasted total international sales through 2011. In addition, the Company may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions.
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

(in millions):		June 30,	December 31,
Asset derivatives	Balance sheet location	2010	2009
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$26.5	$3.8
Nickel and other raw material contracts	Prepaid expenses and other current assets	7.0	14.9
Natural gas contracts	Prepaid expenses and other current assets	0.1	0.3
Electricity contracts	Prepaid expenses and other current assets	0.1	—
Foreign exchange contracts	Other assets	7.2	3.6
Nickel and other raw material contracts	Other assets	0.2	0.5
Electricity contracts	Other assets	0.2	—
Natural gas contracts	Other assets	0.1	0.3

Total derivatives designated as hedging instruments:		41.4	23.4

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	3.6	—
Foreign exchange contracts	Other assets	3.6	—

Total derivatives not designated as hedging instruments:		7.2	—

Total asset derivatives		$48.6	$23.4

Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Natural gas contracts	Accrued liabilities	$14.4	$10.2
Nickel and other raw material contracts	Accrued liabilities	0.7	—
Foreign exchange contracts	Accrued liabilities	0.4	—
Electricity contracts	Accrued liabilities	0.4	—
Natural gas contracts	Other long-term liabilities	6.0	7.5
Electricity contracts	Other long-term liabilities	0.7	—
Foreign exchange contracts	Other long-term liabilities	0.2	—

Total liability derivatives		$22.8	$17.7

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
     Activity with regard to derivatives designated as cash flow hedges for the three and six month periods ended June 30, 2010 and June 30, 2009 was as follows (in millions):

					Amount of Gain (Loss)
			Amount of Gain (Loss)		Recognized in Income
	Amount of Gain (Loss)		Reclassified from		on Derivatives (Ineffective
	Recognized in OCI on		Accumulated OCI		Portion and Amount
	Derivatives		into Income		Excluded from
	(Effective Portion)		(Effective Portion) (a)		Effectiveness Testing) (b)
	Quarter ended		Quarter ended		Quarter ended
Derivatives in Cash Flow	June 30,		June 30,		June 30,
Hedging Relationships	2010	2009	2010	2009	2010	2009
Nickel and other raw material contracts	$(6.7)	$16.2	$5.2	$(5.5)	$—	$—
Natural gas contracts	(0.9)	1.9	(2.8)	(4.4)	—	—
Electricity contracts	0.8	—	—	—	—	—
Foreign exchange contracts	15.0	(5.4)	4.7	1.0	—	—

Total	$8.2	$12.7	$7.1	$(8.9)	$—	$—

					Amount of Gain (Loss)
			Amount of Gain (Loss)		Recognized in Income
	Amount of Gain (Loss)		Reclassified from		on Derivatives (Ineffective
	Recognized in OCI on		Accumulated OCI		Portion and Amount
	Derivatives		into Income		Excluded from
	(Effective Portion)		(Effective Portion) (a)		Effectiveness Testing) (b)
	Six Months Ended		Six Months Ended		Six Months Ended
Derivatives in Cash Flow	June 30,		June 30,		June 30,
Hedging Relationships	2010	2009	2010	2009	2010	2009
Nickel and other raw material contracts	$2.0	$16.1	$7.4	$(12.0)	$—	$—
Natural gas contracts	(6.8)	(8.1)	(4.9)	(9.1)	—	—
Electricity contracts	(0.5)	—	—	—	—	—
Foreign exchange contracts	21.7	0.8	5.8	3.1	—	0.6

Total	$16.4	$8.8	$8.3	$(18.0)	$—	$0.6

(a)	The gains (losses) reclassified from accumulated OCI into income related to the effective portion of the derivatives are presented in cost of sales.

(b)	The gains recognized in income on derivatives related to the ineffective portion and the amount excluded from effectiveness testing are presented in selling and administrative expenses.
     Assuming market prices remain constant with those rates at June 30, 2010, a gain of $11.1 million is expected to be recognized over the next 12 months.
     The disclosures of gains or losses presented above for nickel and other raw material contracts and foreign currency contracts do not take into account the anticipated underlying transactions. Since these derivative contracts represent hedges, the net effect of any gain or loss on results of operations may be fully or partially offset.
     Derivatives that are not designated as hedging instruments were as follows:

In millions	Amount of Gain Recognized in Income on Derivatives
	Three Months Ended		Six Months Ended
Derivatives Not Designated	June 30,		June 30,
as Hedging Instruments	2010	2009	2010	2009
Foreign exchange contracts	$2.2	$—	$4.7	$—

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
Note 6. Fair Value of Financial Instruments
The estimated fair value of financial instruments at June 30, 2010 was as follows:

		Fair Value Measurements at Reporting Date Using
			Quoted Prices in	Significant
	Total	Total	Active Markets for	Observable
	Carrying	Estimated	Identical Assets	Inputs
(In millions)	Amount	Fair Value	(Level 1)	(Level 2)
Cash and cash equivalents	$378.7	$378.7	$232.2	$146.5
Derivative financial instruments:
Assets	48.6	48.6	—	48.6
Liabilities	22.8	22.8	—	22.8
Debt (a)	1,070.1	1,249.8	1,198.9	50.9
The estimated fair value of financial instruments at December 31, 2009 was as follows:

		Fair Value Measurements at Reporting Date Using
			Quoted Prices in	Significant
	Total	Total	Active Markets for	Observable
	Carrying	Estimated	Identical Assets	Inputs
(In millions)	Amount	Fair Value	(Level 1)	(Level 2)
Cash and cash equivalents	$708.8	$708.8	$245.1	$463.7
Derivative financial instruments:
Assets	23.4	23.4	—	23.4
Liabilities	17.7	17.7	—	17.7
Debt (a)	1,071.1	1,285.5	1,234.7	50.8

(a)	Includes fair value adjustments for settled interest rate swap contracts of $1.4 million at June 30, 2010, and $1.8 million at December 31, 2009.
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
     For the three month periods ended June 30, 2010 and 2009, the components of pension (income) expense and components of other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Service cost — benefits earned during the year	$7.5	$6.0	$0.7	$0.8
Interest cost on benefits earned in prior years	33.0	34.5	7.2	8.1
Expected return on plan assets	(45.4)	(37.2)	(0.3)	(0.4)
Amortization of prior service cost (credit)	3.3	4.1	(4.5)	(4.8)
Amortization of net actuarial loss	19.4	20.2	1.5	1.6

Total retirement benefit expense	$17.8	$27.6	$4.6	$5.3

For the six month periods ended June 30, 2010 and 2009, the components of pension (income) expense and components of other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Service cost — benefits earned during the year	$15.1	$12.1	$1.5	$1.5
Interest cost on benefits earned in prior years	66.0	68.9	14.4	16.3
Expected return on plan assets	(90.8)	(71.9)	(0.7)	(0.8)
Amortization of prior service cost (credit)	6.7	8.2	(9.0)	(9.6)
Amortization of net actuarial loss	38.7	41.8	3.0	3.2

Total retirement benefit expense	$35.7	$59.1	$9.2	$10.6

Other postretirement benefit costs for a defined contribution plan were $0.5 million and $1.0 million for the three and six month periods ended June 30, 2009, respectively.
Note 8. Income Taxes
     Second quarter 2010 results included a provision for income taxes of $22.4 million, or 37% of income before tax, compared to an income tax provision of $11.7 million for the comparable 2009 period. The second quarter 2009 tax provision included a non-recurring tax charge of $11.5 million, primarily associated with the tax consequences of the June 2009 $350 million voluntary contribution to the pension plan.
     For the first half 2010, the provision for income taxes was $35.6 million, or 38% of income before tax, compared to $6.7 million for the first half 2009. The first half 2010 included a non-recurring tax charge of $5.3 million associated with the impact of the Patient Protection and Affordable Care Act. This 2010 first half tax charge was partially offset by discrete net tax benefits of $3.7 million associated with adjustment of taxes paid in prior years, the settlement of uncertain income tax positions, and other changes. As a result of the settlements of uncertain income tax positions, the liability for unrecognized income tax benefits was reduced by $15.9 million, including $4.2 million related to interest and penalties, and deferred taxes increased $11.7 million. The 2009 first half benefited from a lower income tax provision due primarily to $5.1 million of discrete adjustments associated with prior years’ taxes.

Note 9. Business Segments
Following is certain financial information with respect to the Company’s business segments for the periods indicated (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Total sales:
High Performance Metals	$357.8	$336.7	$673.5	$743.7
Flat-Rolled Products	620.4	342.1	1,141.3	729.0
Engineered Products	106.1	60.1	196.0	135.7

	1,084.3	738.9	2,010.8	1,608.4

Intersegment sales:
High Performance Metals	16.0	16.2	29.4	35.3
Flat-Rolled Products	5.1	6.9	9.4	15.6
Engineered Products	11.2	5.8	20.6	15.9

	32.3	28.9	59.4	66.8

Sales to external customers:
High Performance Metals	341.8	320.5	644.1	708.4
Flat-Rolled Products	615.3	335.2	1,131.9	713.4
Engineered Products	94.9	54.3	175.4	119.8

	$1,052.0	$710.0	$1,951.4	$1,541.6

Operating Profit (Loss):
High Performance Metals	$67.3	$41.0	$122.3	$95.3
Flat-Rolled Products	42.1	22.3	73.5	30.0
Engineered Products	7.9	(9.4)	9.7	(15.5)

Total operating profit	117.3	53.9	205.5	109.8

Corporate expenses	(15.0)	(8.6)	(27.3)	(23.0)
Interest expense, net	(15.4)	(1.3)	(30.0)	(1.2)
Other expense, net of gains on asset sales	(3.9)	(1.4)	(9.7)	(5.4)
Debt extinguishment costs	—	(9.2)	—	(9.2)
Retirement benefit expense	(22.4)	(33.4)	(44.9)	(70.7)

Income before income taxes	$60.6	$—	$93.6	$0.3

     Retirement benefit expense represents defined benefit plan pension expense, and other postretirement benefit expense for both defined benefit and defined contribution plans. Operating profit with respect to the Company’s business segments excludes any retirement benefit expense.
     Corporate expenses for the three months ended June 30, 2010 were $15.0 million, compared to $8.6 million for the three months ended June 30, 2009. This change is due primarily to decreased expenses in 2009 associated with annual and long-term performance-based cash incentive compensation programs resulting from a lower level of profitability.
     Other expense, net of gains on asset sales, primarily includes charges incurred in connection with closed operations and other non-operating income or expense. These items are presented primarily in selling and administrative expenses and in other expense in the statement of operations. These items resulted in net charges of $3.9 million for the three months ended June 30, 2010 and $1.4 million for the three months ended June 30, 2009. This increase was primarily related to higher expenses at closed operations and foreign currency remeasurement losses.

Note 10. Per Share Information
The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator for basic net income (loss) per common share -
Net income (loss) attributable to ATI	$36.4	$(13.4)	$54.6	$(7.5)
Effect of dilutive securities:
4.25% Convertible Notes due 2014	2.2	—	4.4	—

Numerator for diluted net income (loss) per common share -
Net income (loss) available to ATI after assumed conversions	$38.6	$(13.4)	$59.0	$(7.5)

Denominator for basic net income (loss) per common share-weighted average shares	97.5	97.2	97.4	97.2
Effect of dilutive securities:
Share-based compensation	1.3	—	1.4	—
4.25% Convertible Notes due 2014	9.6	—	9.6	—

Denominator for diluted net income (loss) per common share – adjusted weighted average shares assuming conversions	108.4	97.2	108.4	97.2

Basic net income (loss) attributable to ATI per common share	$0.37	$(0.14)	$0.56	$(0.08)

Diluted net income (loss) attributable to ATI per common share	$0.36	$(0.14)	$0.54	$(0.08)

     Common stock that would be issuable upon the assumed conversion of the 2014 Convertible Notes and other option equivalents and contingently issuable shares were excluded from the computation of contingently issuable shares, and therefore, from the denominator for diluted earnings per share, if the effect of inclusion would have been anti-dilutive. Excluded shares for the three and six month periods ended June 30, 2009 were 4.3 million and 2.4 million, respectively.

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
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
June 30, 2010

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$6.2	$132.5	$240.0	$—	$378.7
Accounts receivable, net	0.1	289.3	279.9	—	569.3
Inventories, net	—	317.5	735.5	—	1,053.0
Prepaid expenses and other current assets	10.1	13.0	52.5	—	75.6

Total current assets	16.4	752.3	1,307.9	—	2,076.6
Property, plant and equipment, net	3.2	434.5	1,495.8	—	1,933.5
Cost in excess of net assets acquired	—	112.1	92.7	—	204.8
Investments in subsidiaries and other assets	4,086.1	1,524.1	992.2	(6,419.5)	182.9

Total assets	$4,105.7	$2,823.0	$3,888.6	$(6,419.5)	$4,397.8

Liabilities and stockholders’ equity:
Accounts payable	$3.3	$179.0	$181.3	$—	$363.6
Accrued liabilities	1,041.6	64.2	700.4	(1,558.2)	248.0
Deferred income taxes	5.0	—	—	—	5.0
Short-term debt and current portion of long-term debt	—	10.5	27.5	—	38.0

Total current liabilities	1,049.9	253.7	909.2	(1,558.2)	654.6
Long-term debt	870.1	356.0	6.0	(200.0)	1,032.1
Accrued postretirement benefits	—	246.3	167.0	—	413.3
Pension liabilities	12.0	4.7	21.8	—	38.5
Deferred income taxes	11.5	—	—	—	11.5
Other long-term liabilities	31.7	20.8	64.8	—	117.3

Total liabilities	1,975.2	881.5	1,168.8	(1,758.2)	2,267.3

Total stockholders’ equity	2,130.5	1,941.5	2,719.8	(4,661.3)	2,130.5

Total liabilities and stockholders’ equity	$4,105.7	$2,823.0	$3,888.6	$(6,419.5)	$4,397.8

Note 11. CONTINUED
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations
For the six months ended June 30, 2010

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Sales	$—	$1,007.0	$944.4	$—	$1,951.4
Cost of sales	21.0	927.1	730.1	—	1,678.2
Selling and administrative expenses	55.3	22.0	72.9	—	150.2

Income (loss) before interest, other income and income taxes	(76.3)	57.9	141.4	—	123.0
Interest expense, net	(24.8)	(5.1)	(0.1)	—	(30.0)
Other income including equity in income of unconsolidated subsidiaries	194.7	2.9	2.1	(199.1)	0.6

Income before income tax provision	93.6	55.7	143.4	(199.1)	93.6
Income tax provision	35.6	19.7	53.6	(73.3)	35.6

Net income	58.0	36.0	89.8	(125.8)	58.0
Less: Net income attributable to noncontrolling interest	3.4	—	3.4	(3.4)	3.4

Net income attributable to ATI	$54.6	$36.0	$86.4	$(122.4)	$54.6

Condensed Statements of Cash Flows
For the six months ended June 30, 2010

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(12.2)	$(257.5)	$101.7	$(25.4)	$(193.4)

Cash flows used in investing activities	—	(24.8)	(71.8)	—	(96.6)

Cash flows used in financing activities	11.4	(57.4)	(19.5)	25.4	(40.1)

Increase (decrease) in cash and cash equivalents	$(0.8)	$(339.7)	$10.4	$—	$(330.1)

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

Note 11. CONTINUED
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations
For the six months ended June 30, 2009

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Sales	$—	$659.5	$882.1	$—	$1,541.6
Cost of sales	40.0	616.1	729.6	—	1,385.7
Selling and administrative expenses	52.9	18.3	74.0	—	145.2

Income (loss) before interest, other income and income taxes	(92.9)	25.1	78.5	—	10.7
Interest income (expense), net	3.6	(4.9)	0.1	—	(1.2)
Debt extinguishment costs	(9.2)	—	—	—	(9.2)
Other income including equity in income of unconsolidated subsidiaries	98.8	1.1	3.2	(103.1)	—

Income before income tax provision	0.3	21.3	81.8	(103.1)	0.3
Income tax provision	6.7	9.1	39.3	(48.4)	6.7

Net income (loss)	(6.4)	12.2	42.5	(54.7)	(6.4)
Less: Net income attributable to noncontrolling interest	1.1	—	1.1	(1.1)	1.1

Net income (loss) attributable to ATI	$(7.5)	$12.2	$41.4	$(53.6)	$(7.5)

Condensed Statements of Cash Flows
For the six months ended June 30, 2009

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(29.3)	$136.8	$(26.2)	$—	$81.3

Cash flows used in investing activities	(130.9)	(35.8)	(176.1)	130.0	(212.8)

Cash flows provided by financing activities	158.1	254.7	229.5	(130.0)	512.3

Increase (decrease) in cash and cash equivalents	$(2.1)	$355.7	$27.2	$—	$380.8

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
     At June 30, 2010, the Company’s reserves for environmental remediation obligations totaled approximately $18 million, of which $8 million was included in other current liabilities. The reserve includes estimated probable future costs of $6 million for federal Superfund and comparable state-managed sites; $7 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $3 million for owned or controlled sites at which Company operations have been discontinued; and $2 million for sites utilized by the Company in its ongoing operations. The Company continues to evaluate whether it may be able to recover a portion of future costs for environmental liabilities from third parties.
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
     In November 2007, the EPA sent a subsidiary of the Company a Notice of Violation (NOV) alleging that the company’s Natrona, PA facility is operating in violation of the Clean Air Act. The notice invited the company to meet with the EPA to discuss a resolution of the NOV. The Company and the EPA resolved the allegations by entering into a Consent Decree that was approved by the United States District Court for the Western District of Pennsylvania, including $1.6 million of civil penalties, which were fully reserved at June 30, 2010. In addition, the Company agreed to close its Natrona, PA melt shop prior to November 30, 2010, which is part of its previously announced plans to consolidate the Natrona operations with its Brackenridge facility.
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

Results of Operations
     We operate in three business segments: High Performance Metals, Flat-Rolled Products, and Engineered Products. These segments represented the following percentages of our total revenues and segment operating profit for the first six months of 2010 and 2009:

	2010		2009
		Operating		Operating
	Revenue	Profit	Revenue	Profit (Loss)
High Performance Metals	33%	59%	46%	87%

Flat-Rolled Products	58%	36%	46%	27%

Engineered Products	9%	5%	8%	(14%)

Sales for the second quarter 2010 increased 48% to $1.05 billion, compared to the second quarter 2009, primarily as a result of higher shipments and transactional selling prices for most products. Compared to the second quarter 2009, sales increased 7% in the High Performance Metals segment, 84% in the Flat-Rolled Products segment and 75% in the Engineered Products segment. Compared to the first quarter 2010, total sales were 17% higher with increases of 13% in the High Performance Metals segment, 19% in the Flat-Rolled Products segment, and 18% in the Engineered Products segment primarily as a result of higher Flat-Rolled Products and Engineered Products shipments, higher raw material surcharges and increases in average base selling prices for certain products.
     For the six months ended June 30, 2010, sales were $1.95 billion, an increase of 27% compared to the same period of 2009. 2010 first half sales increased 59% in the Flat-Rolled Products segment and 46% in the Engineered Products segment but decreased 9% in the High Performance Metals segment compared to the 2009 period.
     Demand from the global aerospace and defense, electrical energy, oil and gas, chemical process industry, and medical markets accounted for nearly 70% of our sales for the first six months of 2010. Aerospace and defense represented 25% of our sales for the first six months of 2010, with the oil and gas and chemical process industry markets representing 20% of total sales, and sales to the electrical energy market representing 18%. During the 2010 first half, demand from these markets continued to improve, particularly for air frames and jet engines, compared to the second half of 2009.
     For the first half 2010, direct international sales were 34% of total sales compared to 31% for the comparable 2009 period. Sales of our high-value products (titanium and titanium alloys, nickel-based alloys and specialty alloys, exotic alloys, grain-oriented electrical steel, precision and engineered strip, and tungsten materials) represented 70% of total sales compared to 81% of sales in the first half 2009. Titanium product shipments, including ATI-produced products for our Uniti titanium joint venture, were 18.9 million pounds in the first half 2010, which represents 15% of total sales, and compares to 20.2 million pounds in the first half 2009.
     Segment operating profit for the second quarter 2010 increased to $117.3 million, or 11.2% of sales, compared to $53.9 million, or 7.6% of sales, in the second quarter 2009. For the first half 2010, segment operating profit increased to $205.5 million, or 10.5% of sales, compared to $109.8 million, or 7.1%, in the comparable period 2009. While operating profit improved across all three business segments, results for the 2010 second quarter and first half were adversely affected by idle facility and start-up costs of $8.9 million and $20.4 million, respectively, primarily impacting our High Performance Metals segment. The start-up costs relate mostly to our Rowley, UT premium-titanium sponge facility. We plan to ramp production at this new facility throughout 2010 in a systematic manner. Idle facility costs relate mostly to our Albany, OR titanium sponge facility, which is positioned to be back in production when warranted by market conditions. Results for the second quarter and first half 2010 included a LIFO inventory valuation reserve charge of $5.5 million. Second quarter 2010 benefited from gross cost reductions, before the effects of inflation, of $35.3 million, bringing gross cost reductions for the 2010 first half to $72.3 million.
     The selling prices for many of our products include surcharges or indices by which we attempt to match changes in raw material costs, and in some cases energy costs, with shipments. The second quarter and first half 2009 results were adversely impacted by approximately $17 million and $83 million, respectively, in out-of-phase raw material surcharges and indices due primarily to the rapid decrease in the cost of raw materials in late 2008.

This was partially offset by a LIFO inventory valuation reserve benefit of $27.0 million in the 2009 second quarter, and $54.5 million in the first half 2009 as a result of a decline in raw material costs in 2009.
     Segment operating profit (loss) as a percentage of sales for the three month and six month periods ended June 30, 2010 and 2009 was:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
High Performance Metals	19.7%	12.8%	19.0%	13.5%
Flat-Rolled Products	6.8%	6.7%	6.5%	4.2%
Engineered Products	8.3%	(17.3%)	5.5%	(12.9%)
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
     In June 2009, we completed several proactive liability management actions including the issuance $350 million of 9.375% 10-year Senior Notes and $402.5 million of 4.25% 5-year Convertible Senior Notes. The net proceeds of the debt issuances were used to retire $183.3 million of 8.375% Notes due in 2011, and to make a $350 million voluntary cash contribution to our U.S. defined benefit pension plan to significantly improve the plan’s funded position, with the balance of the proceeds being used for general corporate purposes. As a result of these actions, in the 2009 second quarter, we recognized a charge of $9.2 million pre-tax, or $5.5 million after-tax, for debt retirement expense and a discrete tax charge of $11.5 million, primarily associated with the tax consequences of the $350 million voluntary pension contribution.
     Income before tax for the 2010 second quarter and first half benefited from decreased retirement benefit expenses of $11.0 million and $25.8 million, respectively, due to higher than expected returns on pension plan assets in 2009 and the benefits resulting from our voluntary pension contributions over the past several years. However, interest expense, net of interest income, increased $14.1 million and $28.8 million for the three and six months ended June 30, 2010, respectively, primarily due to the debt issuances in the second quarter 2009 and lower interest expense capitalized on strategic projects due to project completions.
     Income before tax for the second quarter 2010 was $60.6 million compared to break-even results for the second quarter 2009. For the first half 2010, income before tax was $93.6 million compared to $0.3 million for the comparable period of 2009.
     Net income attributable to ATI for the second quarter 2010 was $36.4 million, or $0.36 per share. For the second quarter 2009, we reported a net loss attributable to ATI, including special charges, of $13.4 million, or $0.14 per share. The second quarter 2009 included non-recurring after-tax charges of $17.0 million, or $0.17 per share, related to debt retirement expense and the tax consequences of our $350 million voluntary pension contribution discussed above. Excluding these special charges, net income attributable to ATI was $3.6 million, or $0.03 per share.
     For the six months ended June 30, 2010, net income attributable to ATI, including special charges, was $54.6 million, or $0.54 per share. Results included a 2010 first quarter non-recurring tax charge of $5.3 million related to the Patient Protection and Affordable Care Act. Excluding this non-recurring tax charge, net income attributable to ATI was $59.9 million, or $0.60 per share. For the six months ended June 30, 2009, net loss attributable to ATI, including special charges, was $7.5 million, or $0.08 per share. Excluding special charges, results for the six months ended June 30, 2009 were net income attributable to ATI of $9.5 million, or $0.09 per share.
     We continued to maintain our solid balance sheet. We ended the 2010 first half with cash on hand of $378.7 million. Cash flow used in operations for the first half 2010 was $193.4 million as investment in managed working capital of $346.8 million, due to improving business activity and higher raw material costs, offset increased profitability. Net debt to total capitalization was 25.2% and total debt to total capitalization was 34.3% at June 30, 2010.
     Looking ahead to the second half of 2010, our key markets are performing well. The aerospace market continues to improve and we are seeing improved demand from oil and gas and chemical processing projects in Asia and the Middle East. Caution best describes our standard stainless steel business, which reflects falling raw materials costs and uncertain economic conditions.
     We expect our High Performance Metals segment performance to improve quarter to quarter by about 7% to 8% per quarter. We expect normal third quarter seasonal adjustments in our Engineered Products segment. In our Flat-Rolled Products segment, we expect performance to be significantly negatively impacted by out-of-phase surcharges due to the rapid decline in nickel prices from the highs reached in April and May and lower volumes of our standard stainless products. Customers are taking a wait-and-see attitude as raw materials prices moderate and concerns exist in the economy. We expect a fourth quarter rebound in demand for our standard stainless products because of restocking in the supply chain and because end-use demand does not appear to be deteriorating.
     Our focus remains to execute as well as possible in the third quarter and continue to position ATI for the expected strong growth trends in our key global markets. Beyond 2010, we expect to recover and grow faster than our key markets as a result of new customers and long-term agreements, the growing use of our innovative new products, our new technically advanced manufacturing capabilities, and a global focus on our key markets.
High Performance Metals Segment
     Second quarter 2010 sales increased 7% to $341.8 million compared to the same 2009 period. Shipments increased 20% for titanium and titanium alloys and 16% for nickel-based and specially alloys primarily due to improved demand from the commercial aerospace jet engine market. Shipments of exotic alloys decreased 15% primarily due to the timing of projects for the chemical process industry. Average selling prices declined 13% for titanium and titanium alloys due to a more competitive pricing environment, but increased 2% for nickel-based and specialty alloys primarily as a result of higher raw material surcharges. Average selling prices for exotic alloys increased 4% due to favorable product mix.
     Segment operating profit in the 2010 second quarter increased to $67.3 million, or 19.7% of sales, compared to $41 million, or 12.8% of sales, for the second quarter 2009. The increase in operating profit primarily resulted from higher shipments, a better matching of surcharges and raw material costs, and the benefits of gross cost reductions. In addition, second quarter 2010 operating profit was adversely affected by approximately $7.9 million of start-up and idle facility costs associated with our titanium sponge operations. Second quarter results included a LIFO inventory valuation reserve charge of $2.1 million for the 2010 period compared to a $0.5 million charge for the 2009 period.
     Segment results benefited from $17.6 million of gross cost reductions, bringing first half 2010 gross cost reductions to $35.8 million.
     Certain comparative information on the segment’s major products for the three months ended June 30, 2010 and 2009 is provided in the following table:

	Three Months Ended
	June 30,		%
	2010	2009	Change
Volume (000’s pounds):
Titanium mill products	7,138	5,960	20%
Nickel-based and specialty alloys	9,517	8,171	16%
Exotic alloys	1,143	1,347	(15%)

Average prices (per pound):
Titanium mill products	$18.49	$21.30	(13%)
Nickel-based and specialty alloys	$13.30	$13.04	2%
Exotic alloys	$60.54	$58.42	4%

     For the six months ended June 30, 2010, segment sales decreased 9% to $644.1 million. Shipments increased 3% for titanium and titanium alloys but decreased 1% for nickel-based and specialty alloys as demand from the commercial aerospace market began to recover from the trough in the 2009 second half. Shipments of exotic alloys decreased 19% primarily due to the timing of projects for the chemical process industry. Average selling prices declined 15% for titanium and titanium alloys and 4% for nickel-based and specialty alloys primarily due to a more competitive pricing environment. Average selling prices for exotic alloys increased 5% due to a favorable product mix.
     Segment operating profit for the 2010 first half increased to $122.3 million, or 19.0% of sales, compared to $95.3 million, or 13.5% of sales, for the comparable 2009 period. The increase in operating profit primarily resulted from a better matching of surcharges and raw material costs, and the benefits of gross cost reductions which offset lower average selling prices for most products, and lower shipments of exotic alloys. Operating profit for the 2009 first half was adversely affected by approximately $24 million from the impact of higher cost raw materials, primarily nickel and titanium, purchased in prior periods flowing through cost of sales and not being in phase with the raw material indices included in our selling prices. This was due primarily to the rapid decrease in raw material costs in late 2008 and the long manufacturing times of some of our products. In addition, 2010 first half operating profit was adversely affected by approximately $17.8 million of idle facility and start-up costs. Operating profit for the first six months of 2010 and 2009 included $2.1 million and $0.5 million, respectively, of LIFO inventory valuation reserve charges.
     Certain comparative information on the segment’s major products for the six months ended June 30, 2010 and 2009 is provided in the following table:

	Six Months Ended
	June 30,		%
	2010	2009	Change
Volume (000’s pounds):
Titanium mill products	13,235	12,898	3%
Nickel-based and specialty alloys	17,961	18,141	(1%)
Exotic alloys	2,124	2,636	(19%)

Average prices (per pound):
Titanium mill products	$18.64	$21.94	(15%)
Nickel-based and specialty alloys	$13.41	$13.97	(4%)
Exotic alloys	$60.67	$57.76	5%
Flat-Rolled Products Segment
     Second quarter 2010 sales increased to $615.3 million, 84% higher than the second quarter 2009, primarily due to increased shipments, higher raw material surcharges, and improved base-selling prices for stainless products. Shipments of standard stainless products (sheet and plate) increased 50% and high-value products shipments increased 34%. Average transaction prices for all products, which include surcharges, were 32% higher due to increased raw material surcharges and improved base prices for stainless products.
     Segment operating profit for the 2010 second quarter improved to $42.1 million, or 6.8% of sales, compared to $22.3 million, or 6.7% of sales, for the second quarter 2009 due primarily to increased shipments and higher base prices for stainless products. A LIFO inventory valuation reserve charge of $1.6 million was recognized in the second quarter 2010. The 2009 second quarter included a LIFO inventory valuation benefit of $26.1 million.
     Segment results benefited from $12.5 million in gross cost reductions, bringing first half 2010 gross cost reductions in this segment to $26.6 million.
     Comparative information on the segment’s products for the three months ended June 30, 2010 and 2009 is provided in the following table:

	Three Months Ended
	June 30,		%
	2010	2009	Change
Volume (000’s pounds):
High value	112,979	84,190	34%
Standard	177,539	118,211	50%

Total	290,518	202,401	44%

Average prices (per lb.):
High value	$2.83	$2.40	18%
Standard	$1.65	$1.03	60%
Combined Average	$2.11	$1.60	32%
     For the six months ended June 30, 2010, sales increased to $1.13 billion, 59% higher than the 2009 period, primarily due to higher shipments and raw material surcharges, and improved base-selling prices for stainless products. Shipments of standard stainless products (sheet and plate) increased 52% and high-value products shipments increased 25%. Average transaction prices for all products, which include surcharges, were 15% higher due to increased raw material surcharges and improved base prices for stainless products.
     Segment operating profit for the six months of 2010 improved to $73.5 million, or 6.5% of sales, compared to $30.0 million, or 4.2% of sales, for the 2009 period due primarily to increased shipments and higher base prices for stainless products plus a better matching of surcharges with raw material costs. Operating profit for the 2009 first half was adversely affected by $59 million of higher cost raw materials purchased in 2008 flowing through cost of sales and not being in phase with raw material surcharges included in selling prices. This was due primarily to the rapid decrease in raw material costs in the second half of the fourth quarter 2008 and the long manufacturing times of some of our products. This negative impact was partially offset by a $52.3 million decrease in the LIFO inventory valuation reserve in the 2009 first half. Operating profit for the 2010 first half included a LIFO inventory valuation reserve charge of $1.6 million.
     Comparative information on the segment’s products for the six months ended June 30, 2010 and 2009 is provided in the following table:

	Six Months Ended
	June 30,		%
	2010	2009	Change
Volume (000’s pounds):
High value	223,474	178,118	25%
Standard	334,390	219,785	52%

Total	557,864	397,903	40%

Average prices (per lb.):
High value	$2.71	$2.53	7%
Standard	$1.55	$1.11	40%
Combined Average	$2.02	$1.75	15%
Engineered Products Segment
     Sales for the second quarter and first half of 2010 were $94.9 million and $175.4 million, respectively, which were 75% and 46% higher than the same periods of 2009. Demand for our tungsten and tungsten carbide products, forged products, and cast products improved from most markets, including oil and gas, cutting tools, transportation, aerospace, electrical energy, and automotive. Segment operating profit for the 2010 second quarter and first half was $7.9 million and $9.7 million, respectively, compared to losses of $9.4 million and $15.5 million in the comparable 2009 periods. The improvement in operating profit was primarily due to significantly increased demand and the improvement in operating costs resulting from better operating rates compared to 2009. Operating profit for the 2010 second quarter and first half was adversely affected by a LIFO inventory valuation reserve charge of $1.8 million. Segment results benefited from a $1.4 million decrease in the LIFO inventory valuation reserve for the 2009 second quarter and a $2.7 million decrease for the 2009 first half.
     Results for 2010 also benefited from $5.2 million of gross cost reductions in the second quarter 2010, bringing first half 2010 gross cost reductions to $9.9 million.
Corporate Items
     Corporate expenses increased to $15.0 million for the second quarter of 2010, compared to $8.6 million in the year-ago period. For the six months ended June 30, 2010, corporate expenses increased to $27.3 million compared to $23.0 million in the prior year-to-date period. These changes were primarily due to decreased expenses in 2009 associated with annual and long-term performance-based cash incentive compensation programs resulting from a lower level of profitability.
     Interest expense, net of interest income, in the second quarter 2010 was $15.4 million, compared to interest expense of $1.3 million in the second quarter 2009. For the six months ended June 30, 2010, net interest expense was $30.0 million compared to $1.2 million in the prior year-to-date period. The increase in interest expense was primarily due to debt issuances in the second quarter 2009 and lower capitalized interest on strategic projects due to project completions. Interest expense benefited from the capitalization of interest costs on strategic capital projects of $7.4 million in the first six months of 2010 and by $19.7 million in the first six months of 2009.
     In June 2009, we completed a tender offer resulting in the retirement of $183.3 million of the Company’s 8.375% notes due in December 2011, which left $116.7 million in face value of the 2011 Notes outstanding at the end of June 2010. As a result of this transaction, we recognized a pre-tax charge of $9.2 million in the 2009 second quarter for the costs of the debt retirement.
     Other expense, net of gains on asset sales, primarily includes charges incurred in connection with closed operations and other assets, and other non-operating income or expense. These items are presented primarily in selling and administration expenses, and in other income (expense) in the statement of operations and resulted in other expense of $3.9 million for the second quarter 2010 and $1.4 million for the second quarter 2009. For the six months ended June 30, 2010, other expense, net of gains on asset sales, was $9.7 million, compared to $5.4 million for the comparable 2009 period. The changes in expenses primarily related to the recognition of foreign currency gains and losses, and legal expenses.
     Retirement benefit expense, which includes pension expense and other postretirement expense, decreased to $22.4 million in the second quarter 2010, compared to $33.4 million in the second quarter 2009. This decrease was primarily due to higher than expected returns on pension plan assets in 2009 and the benefits resulting from our voluntary pension contributions made over the last several years. For the second quarter 2010, retirement benefit expense of $16.2 million was included in cost of sales and $6.2 million was included in selling and administrative expenses. For the second quarter 2009, the amount of retirement benefit expense included in cost of sales was $23.6 million, and the amount included in selling and administrative expenses was $9.8 million. Retirement benefit expense decreased to $44.9 million for the six months ended June 30, 2010, compared to $70.7 million in the second quarter 2009. For the six months ended June 30, 2010, retirement benefit expense of $32.0 million was included in cost of sales and $12.9 million was included in selling and administrative expenses. For the six months ended June 30, 2009, the amount of retirement benefit expense included in cost of sales was $51.3 million, and the amount included in selling and administrative expenses was $19.4 million.
Income Taxes
     Second quarter 2010 results included a provision for income taxes of $22.4 million, or 37% of income before tax, compared to an income tax provision of $11.7 million for the comparable 2009 period. The second quarter 2009 tax provision included a non-recurring tax charge of $11.5 million, primarily associated with the tax consequences of the June 2009 $350 million voluntary contribution to the pension plan.
     For the first half of 2010, the provision for income taxes was $35.6 million, or 38% of income before tax, compared to $6.7 million for the first half 2009. The first half 2010 included a non-recurring tax charge of $5.3 million associated with the impact of the Patient Protection and Affordable Care Act. This first half 2010 tax charge was partially offset by discrete net tax benefits of $3.7 million associated with adjustment of taxes paid in prior years, the settlement of uncertain income tax positions, and other changes. The 2009 first quarter included discrete adjustments of $5.1 million associated primarily with prior years’ taxes.
     Primarily as a result of the $350 million voluntary pension contribution in June 2009 which was designated to pertain to the 2009 tax year, the Company received a U.S. Federal income tax refund of $108.5 million in the 2009 second quarter.
Financial Condition and Liquidity
     We believe that internally generated funds, current cash on hand, and available borrowings under existing credit lines will be adequate to meet foreseeable liquidity needs, including a substantial expansion of our production capabilities over the next few years. We did not borrow funds under our domestic senior unsecured credit facility during the first six months of 2010. However, as of June 30, 2010 approximately $7 million of this facility was utilized to support letters of credit.
     If we needed to obtain additional financing using the credit markets, the cost and the terms and conditions of such borrowings may be influenced by our credit rating. Changes in our credit rating do not impact our access to, or the cost of, our existing credit facilities.
     We have no off-balance sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.
Cash Flow and Working Capital
     For the six months ended June 30, 2010, cash used in operating activities was $193.4 million as an investment of $346.8 million in managed working capital, primarily due to improving business activity and higher raw material costs, offset increased profitability. Cash used in investing activities was $96.6 million in the 2010 first half and consisted primarily of capital expenditures. Cash used in financing activities was $40.1 million in the 2010 first half due primarily to dividend payments of $35.3 million. At June 30, 2010, cash and cash equivalents on hand totaled $378.7 million, a decrease of $330.1 million from year end 2009.
     As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable and gross inventories, less accounts payable. In measuring performance in controlling this managed working capital, we exclude the effects of LIFO inventory valuation reserves, excess and obsolete inventory reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. At June 30, 2010, managed working capital was 32.8% of annualized sales, compared to 34.5% of annualized sales at December 31, 2009. During the first six months of 2010, managed working capital increased by $346.8 million, to $1.4 billion. The increase in managed working capital from December 31, 2009 was due to increased accounts receivable of $177.3 million and increased inventory of $226.1 million, partially offset by increased accounts payable of $56.6 million. While accounts receivable balances increased during the 2010 first half, days sales outstanding, which measures actual collection timing for accounts receivable, remained comparable to year end 2009. Gross inventory turns, which excludes the effect of LIFO inventory valuation reserves, improved 11% compared to year end 2009.

The Components of managed working capital were as follows:

	June 30,	December 31,
(in millions)	2010	2009
Accounts receivable	$569.3	$392.0
Inventory	1,053.0	825.5
Accounts payable	(363.6)	(308.6)

Subtotal	1,258.7	908.9

Allowance for doubtful accounts	6.4	6.5
LIFO reserve	108.3	102.8
Corporate and other	34.6	43.0

Managed working capital	1,408.0	1,061.2

Annualized prior 2 months sales	$4,290.4	$3,076.4

Managed working capital as a % of annualized sales	32.8%	34.5%

Change in managed working capital from December 31, 2009	$346.8

Capital Expenditures
     We have significantly expanded, and continue to expand, our manufacturing capabilities to meet expected intermediate and long-term increased demand from the aerospace (engine and airframe) and defense, chemical process industry, oil and gas, electrical energy, and medical markets, especially for titanium and titanium-based alloys, nickel-based alloys and superalloys, specialty alloys, and exotic alloys. We currently expect capital expenditures for 2010 to be approximately $325 million, of which $97.6 million was expended in the first six months of 2010. These self-funded on-going strategic capital investments include:
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
Debt
     At June 30, 2010, we had $1,070.1 million in total outstanding debt, compared to $1,071.1 million at December 31, 2009, a decrease of $1.0 million. The decrease in debt was primarily due to scheduled debt maturity payments.

     During the 2009 second quarter, we issued $350 million of 9.375% unsecured Senior Notes and $402.5 million of 4.25% Convertible Senior Notes. The net proceeds of the debt issuances were used to retire $183.3 million of 8.375% Notes due in 2011 and to make a $350 million voluntary cash contribution to our U.S. defined benefit pension plan, with the balance used for general corporate purposes.
     In managing our overall capital structure, some of the measures on which we focus are net debt to total capitalization, which is the percentage of our debt, net of cash that may be available to reduce borrowings, to our total invested and borrowed capital, and total debt to total capitalization, which excludes cash balances. Net debt as a percentage of total capitalization was 25.2% at June 30, 2010, compared to 15.3% at December 31, 2009. The net debt to total capitalization was determined as follows:

($ in millions)	June 30, 2010	December 31, 2009
Total debt	$1,070.1	$1,071.1
Less: Cash	(378.7)	(708.8)

Net debt	$691.4	$362.3

Net debt	$691.4	$362.3
Total ATI stockholders’ equity	2,049.4	2,012.2

Net ATI total capital	$2,740.8	$2,374.5

Net debt to ATI total capital	25.2%	15.3%

Total debt to total capitalization decreased to 34.3% at June 30, 2010 from 34.7% December 31, 2009.
Total debt to total capitalization was determined as follows:

($ in millions)	June 30, 2010	December 31, 2009
Total debt	$1,070.1	$1,071.1
Total ATI stockholders’ equity	2,049.4	2,012.2

Total ATI capital	$3,119.5	$3,083.3

Total debt to total ATI capital	34.3%	34.7%

     We did not borrow funds under our $400 million senior unsecured domestic credit facility during the first six months of 2010, although approximately $7 million has been utilized to support the issuance of letters of credit. The unsecured facility requires us to maintain a leverage ratio (consolidated total indebtedness net of cash on hand in excess of $50 million, divided by consolidated earnings before interest, taxes, depreciation and amortization, and non-cash pension expense) of not greater than 3.25, and maintain an interest coverage ratio (consolidated earnings before interest, taxes, and non-cash pension expense divided by interest expense) of not less than 2.0. For the twelve months ended June 30, 2010, our leverage ratio was 1.82, and our interest coverage ratio was 5.40.
     We have an additional, separate credit facility for the issuance of letters of credit. As of June 30, 2010, $32 million in letters of credit was outstanding under this facility.
     In addition, STAL, the Company’s Chinese joint venture company in which ATI has a 60% interest, has a 205 million renminbi (approximately $30 million at June 30, 2010 exchange rates) revolving credit facility with a group of banks. This credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners. As of June 30, 2010, there were no borrowings under this credit facility.
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
Critical Accounting Policies
Inventory
     At June 30, 2010, we had net inventory of $1,053 million. Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO) and average cost methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. The prices for many of the raw materials we use have been extremely volatile during the past four years. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a rise in raw material costs has a negative effect on our operating results, while, conversely, a fall in material costs results in a benefit to operating results. For example, in 2009, 2008 and 2007, the effect of falling raw material costs on our LIFO inventory valuation method resulted in cost of sales which were $102.8 million, $169.0 million and $92.1 million, respectively, lower than would have been recognized had we utilized the FIFO methodology to value our inventory. However, in 2006 the effect of increases in raw material costs on our LIFO inventory valuation method resulted in cost of sales which were $197.0 million higher than would have been recognized if we utilized the FIFO methodology to value our inventory. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold.
     Since the LIFO inventory valuation methodology is designed for annual determination, interim estimates of the annual LIFO valuation are required. We recognize the effects of the LIFO inventory valuation method on an interim basis by projecting the expected annual LIFO cost and allocating that projection to the interim quarters equally. These projections of annual LIFO inventory valuation reserve changes are updated quarterly and are evaluated based upon material, labor and overhead costs and projections for such costs at the end of the year plus projections regarding year-end inventory levels. Operating results for the three and six months ended June 30, 2010 included a LIFO inventory valuation reserve charge of $5.5 million.
     The LIFO inventory valuation methodology is not utilized by many of the companies with which we compete, including foreign competitors. As such, our results of operations may not be comparable to those of our competitors during periods of volatile material costs due, in part, to the differences between the LIFO inventory valuation method and other acceptable inventory valuation methods.
     We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting reserve, if any, is recognized as an expense in the period that the need for the reserve is identified. At June 30, 2010, no significant reserves were required. It is our general policy to write-down to scrap value any inventory that is identified as obsolete and any inventory that has aged or has not moved in more than twelve months. In some instances this criterion is up to twenty-four months due to the longer manufacturing and distribution process for such products.
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
Interest Rate Risk. We attempt to maintain a reasonable balance between fixed- and floating-rate debt to keep financing costs as low as possible. At June 30, 2010, we had approximately $42 million of floating rate debt outstanding with a weighted average interest rate of approximately 1.6%. Approximately $15 million of this floating rate debt is capped at a 6% maximum interest rate. Since the interest rate on floating rate debt changes with the short-term market rate of interest, we are exposed to the risk that these interest rates may increase, raising our interest expense in situations where the interest rate is not capped. For example, a hypothetical 1% increase in the rate of interest on the $27 million of our outstanding floating rate debt not subjected to a cap would result in increased annual financing costs of approximately $0.3 million.
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
     At June 30, 2010, the outstanding financial derivatives used to hedge our exposure to energy cost volatility included both natural gas and electricity hedges. For natural gas, approximately 50% of our forecasted domestic requirements are hedged through 2011, and about 15% of our domestic requirements are hedged for 2012. The net mark-to-market valuation of these outstanding natural gas hedges at June 30, 2010 was an unrealized pre-tax loss of $20.2 million, of which $14.4 million was presented in accrued liabilities on the balance sheet, $6.0 million presented in other long-term liabilities, and $0.2 million as assets. For the three months ended June 30, 2010, the effects of natural gas hedging activity increased cost of sales by $4.7 million. For electricity usage in our Western Pennsylvania operations, we have hedged approximately 40% of our on-peak and off-peak forecasted requirements for 2011 and approximately 20% for 2012. The net mark-to-market valuation of the electricity hedges was an unrealized pre-tax loss of $0.8 million, of which $0.4 million is presented in accrued liabilities on the balance sheet, $0.7 million presented in other long-term liabilities, and $0.3 million as assets. The effects of the hedging activity will be recognized in income over the designated hedge periods.
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
     The majority of our products are sold utilizing raw material surcharges and index mechanisms. However as of June 30, 2010, we had entered into financial hedging arrangements primarily at the request of our customers related to firm orders for approximately 5% of our total annual nickel requirements through 2010. A minor amount of nickel hedges extend into 2014. Any gain or loss associated with these hedging arrangements is included in cost of sales. At June 30, 2010, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax gain of $6.5 million, comprised of $7.0 million included in prepaid expenses and other current assets, $0.2 million in other long-term assets, and $0.7 million in accrued liabilities on the balance sheet.
Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies expected to be received from our export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk. We may also enter into foreign currency forward contracts that are not designated as hedges, which are denominated in the same foreign currency in which export sales are denominated. At June 30, 2010, the outstanding financial derivatives, including both hedges and undesignated derivatives, that are used to manage our exposure to foreign currency, primarily euros, represented approximately 20% of our forecasted total international sales through 2011. In addition, we may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At June 30, 2010, the net mark-to-market valuation of the outstanding foreign currency forward contracts was an unrealized pre-tax gain of $40.3 million, of which $30.1 million is included in prepaid expenses and other current assets, $10.8 million in other long-term assets, $0.4 million in accrued liabilities, and $0.2 million in other long-term liabilities on the balance sheet.

Item 4.	Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Principal Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2010, and they concluded that these disclosure controls and procedures are effective.
(b)	Changes in Internal Controls
There was no change in our internal control over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2010, conducted by our Chief Executive Officer and Principal Financial Officer, that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     In November 2007, the EPA sent a subsidiary of the Company a Notice of Violation (NOV) alleging that the company’s Natrona, PA facility is operating in violation of the Clean Air Act. The notice invited the company to meet with the EPA to discuss a resolution of the NOV. The Company and the EPA resolved the allegations by entering into a Consent Decree that was approved by the United States District Court for the Western District of Pennsylvania on July 2, 2010. Pursuant to the terms of the Consent Decree, the Company paid a civil penalty of $800,000 to the EPA and $800,000 to the Allegheny County Health Department. In addition, the Company agreed to close its Natrona, PA melt shop prior to November 30, 2010, which is part of its previously announced plans to consolidate the Natrona operations with its Brackenridge facility.
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

Item 6.	Exhibits

(a)	Exhibits
10.1	Allegheny Technologies Incorporated 2007 Incentive Plan As Amended and Restated Effective May 7, 2010 (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (No. 333-8235)).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a — 14(a) or 15d — 14(a) (filed herewith).

31.2	Certification of Principal Financial Officer required by Securities and Exchange Commission Rule 13a — 14(a) or 15d — 14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALLEGHENY TECHNOLOGIES INCORPORATED
(Registrant)

Date: August 5, 2010	By	/s/ Dale G. Reid
Dale G. Reid
Senior Vice President, Finance and Principal Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: August 5, 2010	By	/s/ Karl D. Schwartz
Karl D. Schwartz
Controller and Principal Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

10.1	Allegheny Technologies Incorporated 2007 Incentive Plan As Amended and Restated Effective May 7, 2010 (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (No. 333-8235)).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a — 14(a) or 15d — 14(a).

31.2	Certification of Principal Financial Officer required by Securities and Exchange Commission Rule 13a — 14(a) or 15d — 14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document