Form 10-Q
period 2010-09-30
ALLEGHENY TECHNOLOGIES INC
filed 2010-11-03
CIK 1018963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At October 26, 2010, the registrant had outstanding 98,584,640 shares of its Common Stock.

ALLEGHENY TECHNOLOGIES INCORPORATED
SEC FORM 10-Q
Quarter Ended September 30, 2010

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Allegheny Technologies Incorporated and Subsidiaries
Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Current period unaudited)

	September 30,	December 31,
	2010	2009
ASSETS

Current Assets:
Cash and cash equivalents	$443.3	$708.8
Accounts receivable, net of allowances for doubtful accounts of $6.3 and $6.5 at September 30, 2010 and December 31, 2009, respectively	623.0	392.0
Inventories, net	1,012.0	825.5
Deferred income taxes	5.4	—
Prepaid expenses and other current assets	77.0	71.3

Total Current Assets	2,160.7	1,997.6

Property, plant and equipment, net	1,939.9	1,907.9
Cost in excess of net assets acquired	208.1	207.8
Deferred income taxes	—	63.1
Other assets	181.0	169.6

Total Assets	$4,489.7	$4,346.0

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$412.1	$308.6
Accrued liabilities	276.4	258.8
Deferred income taxes	—	23.7
Short term debt and current portion of long-term debt	21.9	33.5

Total Current Liabilities	710.4	624.6

Long-term debt	1,039.2	1,037.6
Accrued postretirement benefits	409.1	424.3
Pension liabilities	38.0	50.6
Deferred income taxes	49.1	—
Other long-term liabilities	111.2	119.3

Total Liabilities	2,357.0	2,256.4

Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized- 50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-102,404,256 shares at September 30, 2010 and December 31, 2009; outstanding-98,579,115 shares at September 30, 2010 and 98,070,474 shares at December 31, 2009	10.2	10.2
Additional paid-in capital	647.2	653.6
Retained earnings	2,228.4	2,230.5
Treasury stock: 3,825,141 shares at September 30, 2010 and 4,333,782 shares at December 31, 2009	(183.7)	(208.6)
Accumulated other comprehensive loss, net of tax	(653.9)	(673.5)

Total ATI stockholders’ equity	2,048.2	2,012.2
Noncontrolling interests	84.5	77.4

Total Equity	2,132.7	2,089.6

Total Liabilities and Equity	$4,489.7	$4,346.0

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Sales	$1,058.8	$697.6	$3,010.2	$2,239.2
Costs and expenses:
Cost of sales	969.0	603.5	2,647.2	1,989.2
Selling and administrative expenses	65.9	83.7	216.1	228.9

Income before interest, other income and income taxes	23.9	10.4	146.9	21.1
Interest expense, net	(16.4)	(8.1)	(46.4)	(9.3)
Debt extinguishment costs	—	—	—	(9.2)
Other income (expense), net	2.0	0.3	2.6	0.3

Income before income tax provision (benefit)	9.5	2.6	103.1	2.9
Income tax provision (benefit)	6.2	(1.4)	41.8	5.3

Net income (loss)	3.3	4.0	61.3	(2.4)

Less: Net income attributable to noncontrolling interests	2.3	2.6	5.7	3.7

Net income (loss) attributable to ATI	$1.0	$1.4	$55.6	$(6.1)

Basic net income (loss) attributable to
ATI per common share	$0.01	$0.01	$0.57	$(0.06)

Diluted net income (loss) attributable to
ATI per common share	$0.01	$0.01	$0.56	$(0.06)

Dividends declared per common share	$0.18	$0.18	$0.54	$0.54

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Operating Activities:

Net income (loss)	$61.3	$(2.4)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	106.0	96.6
Deferred taxes	70.0	95.5
Changes in operating asset and liabilities:
Inventories	(186.5)	150.2
Accounts receivable	(231.0)	114.7
Accounts payable	103.4	4.5
Retirement benefits	23.0	(289.8)
Accrued income taxes	(12.7)	(31.6)
Accrued liabilities and other	2.6	11.7

Cash provided by (used in) operating activities	(63.9)	149.4

Investing Activities:
Purchases of property, plant and equipment	(133.2)	(308.1)
Asset disposals and other	0.8	5.5

Cash used in investing activities	(132.4)	(302.6)

Financing Activities:
Issuances of long-term debt	—	752.5
Payments on long-term debt and capital leases	(11.3)	(194.5)
Net borrowings under credit facilities	0.9	5.1
Debt issuance costs	—	(18.1)
Dividends paid to shareholders	(53.0)	(35.3)
Dividends paid to noncontrolling interests	—	(0.8)
Taxes on share-based compensation	(6.2)	0.9
Exercises of stock options	1.1	0.5
Shares repurchased for income tax withholding on share-based compensation	(0.7)	(0.7)

Cash provided by (used in) financing activities	(69.2)	509.6

Increase (decrease) in cash and cash equivalents	(265.5)	356.4
Cash and cash equivalents at beginning of period	708.8	469.9

Cash and cash equivalents at end of period	$443.3	$826.3

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Statements of Changes in Consolidated Equity
(In millions, except per share amounts)
(Unaudited)

	ATI Stockholders
					Accumulated
		Additional			Other		Non-
	Common	Paid-In	Retained	Treasury	Comprehensive	Comprehensive	controlling	Total
	Stock	Capital	Earnings	Stock	Income (Loss)	Income (Loss)	Interests	Equity

Balance, December 31, 2008	$10.2	$651.8	$2,286.7	$(244.8)	$(746.5)	$—	$71.6	$2,029.0
Net income (loss)	—	—	(6.1)	—	—	(6.1)	3.7	(2.4)
Other comprehensive income (loss) net of tax:
Pension plans and other postretirement benefits	—	—	—	—	111.1	111.1	—	111.1
Foreign currency translation gains	—	—	—	—	27.3	27.3	0.3	27.6
Unrealized gains on derivatives	—	—	—	—	26.3	26.3	—	26.3

Comprehensive income (loss)	—	—	(6.1)	—	164.7	$158.6	4.0	162.6
Cash dividends on common stock ($0.54 per share)	—	—	(52.9)	—	—		—	(52.9)
Cash dividends paid to noncontrolling interests	—	—	—	—	—		(0.8)	(0.8)
Employee stock plans	—	(3.9)	(16.9)	36.4	—		—	15.6

Balance, September 30, 2009	$10.2	$647.9	$2,210.8	$(208.4)	$(581.8)		$74.8	$2,153.5

Balance, December 31, 2009	$10.2	$653.6	$2,230.5	$(208.6)	$(673.5)	$—	$77.4	$2,089.6
Net income	—	—	55.6	—	—	55.6	5.7	61.3
Other comprehensive income (loss) net of tax:
Pension plans and other postretirement benefits	—	—	—	—	36.3	36.3	—	36.3
Foreign currency translation gains (losses)	—	—	—	—	(2.4)	(2.4)	1.4	(1.0)
Unrealized losses on derivatives	—	—	—	—	(14.3)	(14.3)	—	(14.3)

Comprehensive income	—	—	55.6	—	19.6	$75.2	7.1	82.3
Cash dividends on common stock ($0.54 per share)	—	—	(53.0)	—	—		—	(53.0)
Employee stock plans	—	(6.4)	(4.7)	24.9	—		—	13.8

Balance, September 30, 2010	$10.2	$647.2	$2,228.4	$(183.7)	$(653.9)		$84.5	$2,132.7

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
Note 2. Inventories
Inventories at September 30, 2010 and December 31, 2009 were as follows (in millions):

	September 30,	December 31,
	2010	2009
Raw materials and supplies	$191.7	$158.3
Work-in-process	843.7	673.9
Finished goods	121.5	96.1

Total inventories at current cost	1,156.9	928.3
Less allowances to reduce current cost values to LIFO basis	(143.5)	(102.8)
Progress payments	(1.4)	—

Total inventories, net	$1,012.0	$825.5

     Inventories are stated at the lower of cost (last-in, first-out (“LIFO”), first-in, first-out (“FIFO”), and average cost methods) or market, less progress payments. Most of the Company’s inventory is valued utilizing the LIFO costing methodology. Inventory of the Company’s non-U.S. operations is valued using average cost or FIFO methods. The effect of using the LIFO methodology to value inventory, rather than FIFO, increased cost of sales by $40.7 million for the first nine months of 2010 compared to a decrease to cost of sales of $59.0 million for the first nine months of 2009.

Note 3. Property, Plant and Equipment
Property, plant and equipment at September 30, 2010 and December 31, 2009 was as follows (in millions):

	September 30,	December 31,
	2010	2009
Land	$24.8	$24.8
Buildings	628.7	590.6
Equipment and leasehold improvements	2,687.1	2,607.8

	3,340.6	3,223.2
Accumulated depreciation and amortization	(1,400.7)	(1,315.3)

Total property, plant and equipment, net	$1,939.9	$1,907.9

Note 4. Debt
Debt at September 30, 2010 and December 31, 2009 was as follows (in millions):

	September 30,	December 31,
	2010	2009
Allegheny Technologies 4.25% Convertible Notes due 2014	$402.5	$402.5
Allegheny Technologies 9.375% Notes due 2019	350.0	350.0
Allegheny Technologies 8.375% Notes due 2011, net (a)	117.5	117.9
Allegheny Ludlum 6.95% debentures due 2025	150.0	150.0
Domestic Bank Group $400 million unsecured credit facility	—	—
Promissory note for J&L asset acquisition	10.2	20.5
Foreign credit facilities	23.8	22.1
Industrial revenue bonds, due through 2020, and other	7.1	8.1

Total short-term and long-term debt	1,061.1	1,071.1
Short-term debt and current portion of long-term debt	21.9	33.5

Total long-term debt	$1,039.2	$1,037.6

(a)	Includes fair value adjustments for settled interest rate swap contracts of $1.2 million at September 30, 2010 and $1.8 million at December 31, 2009.
The Company did not borrow funds under its $400 million senior unsecured domestic credit facility during the first nine months of 2010, although approximately $7 million has been utilized to support the issuance of letters of credit. The unsecured facility requires the Company to maintain a leverage ratio (consolidated total indebtedness net of cash on hand in excess of $50 million, divided by consolidated earnings before interest, taxes, depreciation and amortization, and non-cash pension expense) of not greater than 3.25, and maintain an interest coverage ratio (consolidated earnings before interest, taxes, and non-cash pension expense divided by interest expense) of not less than 2.0. For the twelve months ended September 30, 2010, the leverage ratio was 1.67, and the interest coverage ratio was 4.85.
     The Company has an additional separate credit facility for the issuance of letters of credit. As of September 30, 2010, $32 million in letters of credit were outstanding under this facility.
     In addition, STAL, the Company’s Chinese joint venture company in which ATI has a 60% interest, has a 205 million renminbi (approximately $31 million at September 30, 2010 exchange rates) revolving credit facility with a group of banks. This credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners. As of September 30, 2010, there were no borrowings under this credit facility.

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
     The Company sometimes uses futures and swap contracts to manage exposure to changes in prices for forecasted purchases of raw materials, such as nickel and natural gas. Under these contracts, which are generally accounted for as cash flow hedges, the price of the item being hedged is fixed at the time that the contract is entered into and the Company is obligated to make or receive a payment equal to the net change between this fixed price and the market price at the date the contract matures.
     The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of September 30, 2010, the Company had entered into financial hedging arrangements primarily at the request of its customers, related to firm orders, representing approximately 4% of its annual nickel usage, primarily with settlements in 2010. A minor amount of nickel hedges extend into 2014.
     At September 30, 2010, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility included natural gas cost hedges for approximately 75% of its annual forecasted domestic requirements through 2011 and approximately 15% for 2012, and electricity hedges for Western Pennsylvania operations of approximately 45% of its forecasted on-peak and off-peak requirements for 2011 and approximately 30% for 2012.
     While the majority of the Company’s direct export sales are transacted in U.S. dollars, foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk. The Company may also enter into foreign currency forward contracts that are not designated as hedges, which are denominated in the same foreign currency in which export sales are denominated. At September 30, 2010, the outstanding financial derivatives, including both hedges and undesignated derivatives, that are used to manage the Company’s exposure to foreign currency, primarily euros, represented approximately 15% of its forecasted total international sales through 2011. In addition, the Company may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions.
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

(in millions):		September 30,	December 31,
Asset derivatives	Balance sheet location	2010	2009
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$3.7	$3.8
Nickel and other raw material contracts	Prepaid expenses and other current assets	8.7	14.9
Natural gas contracts	Prepaid expenses and other current assets	—	0.3
Foreign exchange contracts	Other assets	1.6	3.6
Nickel and other raw material contracts	Other assets	0.7	0.5
Natural gas contracts	Other assets	0.1	0.3

Total derivatives designated as hedging instruments:		14.8	23.4

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	2.1	—
Foreign exchange contracts	Other assets	0.7	—

Total derivatives not designated as hedging instruments:		2.8	—

Total asset derivatives		$17.6	$23.4

Liability derivatives	Balance sheet location

Derivatives designated as hedging instruments:
Natural gas contracts	Accrued liabilities	$18.7	$10.2
Nickel and other raw material contracts	Accrued liabilities	0.1	—
Foreign exchange contracts	Accrued liabilities	2.8	—
Electricity contracts	Accrued liabilities	1.6	—
Natural gas contracts	Other long-term liabilities	4.5	7.5
Electricity contracts	Other long-term liabilities	1.4	—
Foreign exchange contracts	Other long-term liabilities	3.4	—

Total liability derivatives		$32.5	$17.7

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

     Activity with regard to derivatives designated as cash flow hedges for the three and nine month periods ended September 30, 2010 and 2009 was as follows (in millions):

					Amount of Gain (Loss)
			Amount of Gain (Loss)		Recognized in Income
	Amount of Gain (Loss)		Reclassified from		on Derivatives (Ineffective
	Recognized in OCI on		Accumulated OCI		Portion and Amount
	Derivatives		into Income		Excluded from
	(Effective Portion)		(Effective Portion) (a)		Effectiveness Testing) (b)
	Quarter ended		Quarter ended		Quarter ended
Derivatives in Cash Flow	September 30,		September 30,		September 30,
Hedging Relationships	2010	2009	2010	2009	2010	2009
Nickel and other raw material contracts	$4.2	$3.1	$2.5	$(0.1)	$—	$—
Natural gas contracts	(4.2)	(1.4)	(2.4)	(3.1)	—	—
Electricity contracts	(1.3)	—	—	—	—	—
Foreign exchange contracts	(16.8)	(4.0)	4.2	0.8	—	—

Total	$(18.1)	$(2.3)	$4.3	$(2.4)	$—	$—

					Amount of Gain (Loss)
			Amount of Gain (Loss)		Recognized in Income
	Amount of Gain (Loss)		Reclassified from		on Derivatives (Ineffective
	Recognized in OCI on		Accumulated OCI		Portion and Amount
	Derivatives		into Income		Excluded from
	(Effective Portion)		(Effective Portion) (a)		Effectiveness Testing) (b)
	Nine Months Ended		Nine Months Ended		Nine Months Ended
Derivatives in Cash Flow	September 30,		September 30,		September 30,
Hedging Relationships	2010	2009	2010	2009	2010	2009
Nickel and other raw material contracts	$6.2	$19.2	$9.9	$(12.1)	$—	$—
Natural gas contracts	(11.0)	(9.5)	(7.3)	(12.2)	—	—
Electricity contracts	(1.8)	—	—	—	—	—
Foreign exchange contracts	4.9	(3.2)	10.0	3.9	—	0.6

Total	$(1.7)	$6.5	$12.6	$(20.4)	$—	$0.6

(a)	The gains (losses) reclassified from accumulated OCI into income related to the effective portion of the derivatives are presented in cost of sales.

(b)	The gains recognized in income on derivatives related to the ineffective portion and the amount excluded from effectiveness testing are presented in selling and administrative expenses.
     Assuming market prices remain constant with those at September 30, 2010, a loss of $6.6 million is expected to be recognized over the next 12 months.
     The disclosures of gains or losses presented above for nickel and other raw material contracts and foreign currency contracts do not take into account the anticipated underlying transactions. Since these derivative contracts represent hedges, the net effect of any gain or loss on results of operations may be fully or partially offset.

     Derivatives that are not designated as hedging instruments were as follows:

In millions	Amount of Gain (Loss) Recognized in Income on Derivatives
	Three Months Ended		Nine Months Ended
Derivatives Not Designated	September 30,		September 30,
as Hedging Instruments	2010	2009	2010	2009
Foreign exchange contracts	$(2.8)	$—	$1.9	$—

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
Note 6. Fair Value of Financial Instruments
The estimated fair value of financial instruments at September 30, 2010 was as follows:

		Fair Value Measurements at Reporting Date Using
			Quoted Prices in	Significant
	Total	Total	Active Markets for	Observable
	Carrying	Estimated	Identical Assets	Inputs
(In millions)	Amount	Fair Value	(Level 1)	(Level 2)
Cash and cash equivalents	$443.3	$443.3	$262.1	$181.2
Derivative financial instruments:
Assets	17.6	17.6	—	17.6
Liabilities	32.5	32.5	—	32.5
Debt (a)	1,061.1	1,288.3	1,246.4	41.9
The estimated fair value of financial instruments at December 31, 2009 was as follows:

		Fair Value Measurements at Reporting Date Using
			Quoted Prices in	Significant
	Total	Total	Active Markets for	Observable
	Carrying	Estimated	Identical Assets	Inputs
(In millions)	Amount	Fair Value	(Level 1)	(Level 2)
Cash and cash equivalents	$708.8	$708.8	$245.1	$463.7
Derivative financial instruments:
Assets	23.4	23.4	—	23.4
Liabilities	17.7	17.7	—	17.7
Debt (a)	1,071.1	1,285.5	1,234.8	50.7

(a)	Includes fair value adjustments for settled interest rate swap contracts of $1.2 million at September 30, 2010, and $1.8 million at December 31, 2009.
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
     Short-term and long-term debt: The fair values of the Company’s publicly traded debt were based on Level 1 information. The fair values of the other short-term and long-term debt were determined using Level 2 information.
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
     For the three month periods ended September 30, 2010 and 2009, the components of pension (income) expense and components of other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Service cost — benefits earned during the year	$7.6	$5.6	$0.8	$0.7
Interest cost on benefits earned in prior years	32.9	34.8	7.2	8.1
Expected return on plan assets	(45.4)	(42.1)	(0.3)	(0.4)
Amortization of prior service cost (credit)	3.4	4.1	(4.5)	(4.8)
Amortization of net actuarial loss	19.3	17.4	1.5	1.6

Total retirement benefit expense	$17.8	$19.8	$4.7	$5.2

For the nine month periods ended September 30, 2010 and 2009, the components of pension (income) expense and components of other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Service cost — benefits earned during the year	$22.7	$17.7	$2.3	$2.2
Interest cost on benefits earned in prior years	98.9	103.7	21.6	24.4
Expected return on plan assets	(136.2)	(114.0)	(1.0)	(1.2)
Amortization of prior service cost (credit)	10.1	12.3	(13.5)	(14.4)
Amortization of net actuarial loss	58.0	59.2	4.5	4.8

Total retirement benefit expense	$53.5	$78.9	$13.9	$15.8

Other postretirement benefit costs for a defined contribution plan were $0.5 million and $1.5 million for the three and nine month periods ended September 30, 2009, respectively.
Note 8. Income Taxes
     Third quarter 2010 results included a provision for income taxes of $6.2 million, compared to an income tax benefit of $1.4 million for the comparable 2009 period. The third quarter 2010 included a tax charge of $3.9 million primarily due to the Small Business Jobs and Credit Act, which allows businesses of all sizes to immediately deduct from taxable income 50% of the cost of depreciable property placed into service during 2010. Excluding the tax charge, the third quarter 2010 effective tax rate was 36.8% of income before tax. The third quarter 2009 tax provision was reduced by an income tax benefit of $2.4 million for adjustment of taxes paid in a prior year.
     For the first nine months of 2010, the provision for income taxes was $41.8 million, compared to $5.3 million for the first nine months of 2009. The first nine months 2010 included a non-recurring tax charge of $5.3 million associated with the impact of the Patient Protection and Affordable Care Act and the $3.9 million third quarter tax charge for the Small Business Jobs and Credit Act discussed above. These tax charges were partially offset by discrete net tax benefits of $5.3 million associated with adjustment of taxes paid in prior years, the settlement of uncertain income tax positions, and other changes. As a result of the settlements of uncertain income tax positions, the liability for unrecognized income tax benefits was reduced by $15.9 million, including $4.2 million related to interest and penalties, and deferred taxes increased $11.7 million. The provision for income taxes for the first nine months of 2009 included a non-recurring tax charge of $11.5 million, primarily associated with the tax consequences of the June 2009 $350 million voluntary contribution to the pension plan, partially offset by net discrete income tax benefit adjustments of $7.3 million associated with prior years’ taxes.

Note 9. Business Segments
Following is certain financial information with respect to the Company’s business segments for the periods indicated (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Total sales:
High Performance Metals	$362.3	$292.8	$1,035.8	$1,036.5
Flat-Rolled Products	626.3	369.2	1,767.6	1,098.3
Engineered Products	104.9	59.9	300.9	195.6

	1,093.5	721.9	3,104.3	2,330.4

Intersegment sales:
High Performance Metals	17.9	13.6	47.3	48.9
Flat-Rolled Products	7.1	5.0	16.5	20.7
Engineered Products	9.7	5.7	30.3	21.6

	34.7	24.3	94.1	91.2
Sales to external customers:
High Performance Metals	344.4	279.2	988.5	987.6
Flat-Rolled Products	619.2	364.2	1,751.1	1,077.6
Engineered Products	95.2	54.2	270.6	174.0

	$1,058.8	$697.6	$3,010.2	$2,239.2

Operating profit (loss):
High Performance Metals	$72.0	$51.3	$194.3	$146.6
Flat-Rolled Products	(11.8)	11.3	61.7	41.3
Engineered Products	2.8	(8.6)	12.5	(24.1)

Total operating profit	63.0	54.0	268.5	163.8

Corporate expenses	(13.4)	(15.7)	(40.7)	(38.7)
Interest expense, net	(16.4)	(8.1)	(46.4)	(9.3)
Other expense, net of gains on asset sales	(1.2)	(2.1)	(10.9)	(7.5)
Debt extinguishment costs	—	—	—	(9.2)
Retirement benefit expense	(22.5)	(25.5)	(67.4)	(96.2)

Income before income taxes	$9.5	$2.6	$103.1	$2.9

     Retirement benefit expense represents defined benefit plan pension expense, and other postretirement benefit expense for both defined benefit and defined contribution plans. Operating profit with respect to the Company’s business segments excludes any retirement benefit expense.
     Corporate expenses for the three months ended September 30, 2010 were $13.4 million, compared to $15.7 million for the three months ended September 30, 2009. This change is due primarily to decreased expenses in 2010 associated with cash incentive compensation programs.
     Other expense, net of gains on asset sales, primarily includes charges incurred in connection with closed operations and other non-operating income or expense. These items are presented primarily in selling and administrative expenses and in other expense in the statement of operations. These items resulted in net charges of $1.2 million for the three months ended September 30, 2010 and $2.1 million for the three months ended September 30, 2009. This decrease was primarily related to lower expenses at closed operations and foreign currency remeasurement gains.

Note 10. Per Share Information
The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator for basic net income (loss) per common share —
Net income (loss) attributable to ATI	$1.0	$1.4	$55.6	$(6.1)
Effect of dilutive securities:
4.25% Convertible Notes due 2014	—	—	—	—

Numerator for diluted net income (loss) per common share —
Net income (loss) available to ATI after assumed conversions	$1.0	$1.4	$55.6	$(6.1)

Denominator for basic net income (loss) per common share-weighted average shares	97.5	97.2	97.4	97.2
Effect of dilutive securities:
Share-based compensation	1.1	0.8	1.3	—
4.25% Convertible Notes due 2014	—	—	—	—

Denominator for diluted net income (loss) per common share — adjusted weighted average shares assuming conversions	98.6	98.0	98.7	97.2

Basic net income (loss) attributable to ATI per common share	$0.01	$0.01	$0.57	$(0.06)

Diluted net income (loss) attributable to ATI per common share	$0.01	$0.01	$0.56	$(0.06)

     Common stock that would be issuable upon the assumed conversion of the 2014 Convertible Notes and other option equivalents and contingently issuable shares were excluded from the computation of contingently issuable shares, and therefore, from the denominator for diluted earnings per share, as the effect of inclusion would have been anti-dilutive. Excluded shares for the three and nine month periods ended September 30, 2010 were 9.6 million for both periods. Excluded shares for the three and nine month periods ended September 30, 2009 were 9.6 million and 5.1 million, respectively.
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

Note 11. CONTINUED
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
September 30, 2010

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and cash equivalents	$7.8	$158.1	$277.4	$—	$443.3
Accounts receivable, net	0.9	325.1	297.0	—	623.0
Inventories, net	—	228.5	783.5	—	1,012.0
Deferred income taxes	5.4	—	—	—	5.4
Prepaid expenses and other current assets	29.0	12.4	35.6	—	77.0

Total current assets	43.1	724.1	1,393.5	—	2,160.7
Property, plant and equipment, net	3.0	435.9	1,501.0	—	1,939.9
Cost in excess of net assets acquired	—	112.2	95.9	—	208.1
Investments in subsidiaries and other assets	4,153.2	1,531.1	984.8	(6,488.1)	181.0

Total assets	$4,199.3	$2,803.3	$3,975.2	$(6,488.1)	$4,489.7

Liabilities and stockholders’ equity:
Accounts payable	$3.3	$207.0	$201.8	$—	$412.1
Accrued liabilities	1,101.3	64.2	711.9	(1,601.0)	276.4
Short-term debt and current portion of long-term debt	—	10.5	11.4	—	21.9

Total current liabilities	1,104.6	281.7	925.1	(1,601.0)	710.4
Long-term debt	870.0	350.8	18.4	(200.0)	1,039.2
Accrued postretirement benefits	—	241.4	167.7	—	409.1
Pension liabilities	12.0	4.5	21.5	—	38.0
Deferred income taxes	49.1	—	—	—	49.1
Other long-term liabilities	30.9	20.2	60.1	—	111.2

Total liabilities	2,066.6	898.6	1,192.8	(1,801.0)	2,357.0

Total stockholders’ equity	2,132.7	1,904.7	2,782.4	(4,687.1)	2,132.7

Total liabilities and stockholders’ equity	$4,199.3	$2,803.3	$3,975.2	$(6,488.1)	$4,489.7

Note 11. CONTINUED
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations
For the nine months ended September 30, 2010

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Sales	$—	$1,549.3	$1,460.9	$—	$3,010.2
Cost of sales	27.2	1,492.0	1,128.0	—	2,647.2
Selling and administrative expenses	74.8	21.8	119.5	—	216.1

Income (loss) before interest, other income and income taxes	(102.0)	35.5	213.4	—	146.9
Interest expense, net	(38.5)	(7.8)	(0.1)	—	(46.4)
Other income including equity in income of unconsolidated subsidiaries	243.6	6.6	2.9	(250.5)	2.6

Income before income tax provision	103.1	34.3	216.2	(250.5)	103.1
Income tax provision	41.8	11.5	83.9	(95.4)	41.8

Net income	61.3	22.8	132.3	(155.1)	61.3
Less: Net income attributable to noncontrolling interest	5.7	—	5.7	(5.7)	5.7

Net income attributable to ATI	$55.6	$22.8	$126.6	$(149.4)	$55.6

Condensed Statements of Cash Flows
For the nine months ended September 30, 2010

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) operating activities	$(2.7)	$(227.6)	$191.4	$(25.0)	$(63.9)

Cash flows used in investing activities	—	(36.2)	(96.2)	—	(132.4)

Cash flows provided by (used in) financing activities	3.5	(50.3)	(47.4)	25.0	(69.2)

Increase (decrease) in cash and cash equivalents	$0.8	$(314.1)	$47.8	$—	$(265.5)

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

Note 11. CONTINUED
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations
For the nine months ended September 30, 2009

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Sales	$—	$984.0	$1,255.2	$—	$2,239.2
Cost of sales	52.1	925.0	1,012.1	—	1,989.2
Selling and administrative expenses	89.8	27.1	112.0	—	228.9

Income (loss) before interest, other income and income taxes	(141.9)	31.9	131.1	—	21.1
Interest income (expense), net	(2.1)	(7.2)	—	—	(9.3)
Debt extinguishment costs	(9.2)	—	—	—	(9.2)
Other income including equity in income of unconsolidated subsidiaries	156.1	1.7	4.3	(161.8)	0.3

Income before income tax provision	2.9	26.4	135.4	(161.8)	2.9
Income tax provision	5.3	11.4	60.2	(71.6)	5.3

Net income (loss)	(2.4)	15.0	75.2	(90.2)	(2.4)
Less: Net income attributable to noncontrolling interest	3.7	—	3.7	(3.7)	3.7

Net income (loss) attributable to ATI	$(6.1)	$15.0	$71.5	$(86.5)	$(6.1)

Condensed Statements of Cash Flows
For the nine months ended September 30, 2009

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) operating activities	$16.6	$77.0	$79.0	$(23.2)	$149.4

Cash flows used in investing activities	(132.8)	(55.3)	(248.9)	134.4	(302.6)

Cash flows provided by financing activities	113.2	303.1	204.5	(111.2)	509.6

Increase (decrease) in cash and cash equivalents	$(3.0)	$324.8	$34.6	$—	$356.4

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
     At September 30, 2010, the Company’s reserves for environmental remediation obligations totaled approximately $17 million, of which $8 million was included in other current liabilities. The reserve includes estimated probable future costs of $6 million for federal Superfund and comparable state-managed sites; $7 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $3 million for owned or controlled sites at which Company operations have been discontinued; and $1 million for sites utilized by the Company in its ongoing operations. The Company continues to evaluate whether it may be able to recover a portion of future costs for environmental liabilities from third parties.
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
Results of Operations
     We operate in three business segments: High Performance Metals, Flat-Rolled Products, and Engineered Products. These segments represented the following percentages of our total revenues and segment operating profit for the first nine months of 2010 and 2009:

	2010		2009
		Operating		Operating
	Revenue	Profit	Revenue	Profit (Loss)
High Performance Metals	33%	72%	44%	90%

Flat-Rolled Products	58%	23%	48%	25%

Engineered Products	9%	5%	8%	(15%)

Sales for the third quarter 2010 increased 52% to $1.06 billion, compared to the third quarter 2009, primarily as a result of higher shipments across all our business segments, and higher transactional selling prices in our Flat-Rolled Products segment. Compared to the third quarter 2009, sales increased 23% in the High Performance Metals segment, 70% in the Flat-Rolled Products segment and 75% in the Engineered Products segment.
     For the nine months ended September 30, 2010, sales were $3.01 billion, an increase of 34% compared to the same period of 2009. Sales for the first nine months of 2010 increased 63% in the Flat-Rolled Products segment and 55% in the Engineered Products segment compared to the 2009 period, and sales in the High Performance Metals segment sales were at a similar level to the prior year.
     Demand from the global aerospace and defense, electrical energy, oil and gas, chemical process industry, and medical markets accounted for approximately 68% of our sales for the first nine months of 2010. Aerospace and defense represented 25% of our sales for the first nine months of 2010, with the oil and gas and chemical process industry markets representing 20% of total sales, and sales to the electrical energy market representing 17%. During the 2010 first nine months, demand from these markets continued to improve, particularly for air frames and jet engines, compared to 2009.
     For the first nine months of 2010, direct international sales increased $267.1 million, or 39%, to $958.4 million, or 31.8% of total sales. Sales of our high-value products (titanium and titanium alloys, nickel-based alloys and specialty alloys, exotic alloys, grain-oriented electrical steel, precision and engineered strip, and tungsten materials) represented 70% of total sales. Titanium product shipments, including ATI-produced products for our Uniti titanium joint venture, were over 29 million pounds in the first nine months of 2010, which represented 14% of total sales, and compares to 27.1 million pounds in the comparable 2009 period.
     Segment operating profit for the third quarter 2010 increased to $63.0 million, or 6.0% of sales, compared to $54.0 million, or 7.7% of sales, in the third quarter 2009. For the first nine months of 2010, segment operating profit increased to $268.5 million, or 8.9% of sales, compared to $163.8 million, or 7.3%, in the comparable period 2009. Third quarter 2010 total segment operating profit included a LIFO inventory valuation reserve charge of $35.2 million, which included approximately $33 million of cumulative adjustments due to changes in our estimates of year-end LIFO inventory cost, primarily as a result of the recent significant and unexpected increase in the cost of nickel. Third quarter 2009 results included a LIFO inventory valuation reserve benefit of $4.5 million. For the nine months ended September 30, 2010, the LIFO inventory valuation reserve charge was $40.7 million, compared to a benefit of $59.0 million for the prior year period. Although demand improved across all three business segments compared to the prior year, operating results for the 2010 third quarter and first nine months were adversely affected by idle facility, start-up costs and additional equipment maintenance costs of $27.0 million and $47.0 million, respectively, primarily impacting our High Performance Metals segment. The start-up costs relate mostly to our Rowley, UT premium-titanium sponge facility. The facility is operational and producing sponge, as we work on standardizing the process and improving yields as part of the orderly production ramp up. Idle facility costs relate mostly to our Albany, OR titanium sponge facility, which is positioned to be back in production when warranted by market conditions. The third quarter 2010 results benefited from gross cost reductions, before the effects of inflation, of $30.1 million, bringing gross cost reductions for the 2010 first nine months to $102.4 million.
     Compared to the second quarter 2010, sales were largely unchanged across all segments. Segment operating profit sequentially declined 46%, primarily due to LIFO inventory valuation reserve charges in the Flat-Rolled Products segment, and higher than normal equipment maintenance expenses.
     The selling prices for many of our products include surcharges or indices by which we attempt to match changes in raw material costs, and in some cases energy costs, with shipments. The first nine months of 2009 results were adversely impacted by approximately $83 million in out-of-phase raw material surcharges and indices due primarily to the rapid decrease in the cost of raw materials in late 2008. This was partially offset by a LIFO inventory valuation reserve benefit of $59.0 million in the first nine months 2009 as a result of a decline in raw material costs in 2009.
     Segment operating profit (loss) as a percentage of sales for the three month and nine month periods ended September 30, 2010 and 2009 was:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
High Performance Metals	20.9%	18.4%	19.7%	14.8%
Flat-Rolled Products	(1.9%)	3.1%	3.5%	3.8%
Engineered Products	2.9%	(15.9%)	4.6%	(13.9%)
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
     In June 2009, we completed several proactive liability management actions including the issuance $350 million of 9.375% 10-year Senior Notes and $402.5 million of 4.25% 5-year Convertible Senior Notes. The net proceeds of the debt issuances were used to retire $183.3 million of 8.375% Notes due in 2011, and to make a $350 million voluntary cash contribution to our U.S. defined benefit pension plan to significantly improve the plan’s funded position, with the balance of the proceeds being used for general corporate purposes. As a result of these actions, results for the nine months ended September 30, 2009 include a charge of $9.2 million pre-tax, or $5.5 million after-tax, for debt retirement expense and a discrete tax charge of $11.5 million, primarily associated with the tax consequences of the $350 million voluntary pension contribution.
     Income before tax for the 2010 third quarter and first nine months benefited from decreased retirement benefit expenses of $3.0 million and $28.8 million, respectively, due to higher than expected returns on pension plan assets in 2009 and the benefits resulting from our voluntary pension contributions over the past several years. However, interest expense, net of interest income, increased $8.3 million and $37.1 million for the three and nine months ended September 30, 2010, respectively, primarily due to the debt issuances in the second quarter 2009 and lower interest expense capitalized on strategic projects due to project completions.
     Income before tax for the third quarter 2010 was $9.5 million compared to $2.6 million for the third quarter 2009. For the first nine months 2010, income before tax was $103.1 million compared to $2.9 million for the comparable period of 2009.
     Net income attributable to ATI for the third quarter 2010 was $1.0 million, or $0.01 per share, compared to $1.4 million, or $0.01 per share for the third quarter 2009. In the third quarter 2010, we recorded a one-time tax charge of $3.9 million, or $0.04 per share, primarily due to the Small Business Jobs and Credit Act. While this charge had a 2010 third quarter negative impact on ATI’s tax provision, we expect to receive a cash refund in the first first half 2011 of approximately $30 million. Excluding this tax charge, net income attributable to ATI was $4.9 million, or $0.05 per share.
     For the nine months ended September 30, 2010, net income attributable to ATI, including special charges, was $55.6 million, or $0.56 per share. Results included a 2010 first quarter non-recurring tax charge of $5.3 million related to the Patient Protection and Affordable Care Act, and the third quarter tax charge of $3.9 million discussed above. Excluding these non-recurring tax charges, net income attributable to ATI was $64.8 million, or $0.66 per share. For the nine months ended September 30, 2009, net loss attributable to ATI, including special charges, was $6.1 million, or $0.06 per share. Excluding special charges related to liability management actions described above, results for the nine months ended September 30, 2009 were net income attributable to ATI of $10.9 million, or $0.11 per share.
     We continued to maintain our solid balance sheet. At September 30, 2010, we had cash on hand of $443.3 million, representing an increase of $64.6 million in the 2010 third quarter. Cash flow used in operations for the first nine months 2010 was $63.9 million as investment in managed working capital of $345.2 million, due to improving business activity and higher raw material costs, offset increased profitability. Net debt to total capitalization was 23.2% and total debt to total capitalization was 34.1% at September 30, 2010.
     Our key markets are performing well. We see increasing opportunities in 2011 to supply large projects in the oil and gas market and chemical processing industry in Asia and the Middle East. Also, we are cautiously optimistic that demand for our standard sheet and plate products will continue to recover. However, this demand is being driven by modest U.S. and European GDP growth expectations, and operating results are subject to being impacted by volatile raw material costs.
     We recently announced price increases for some of our high-value products. These range from 4% to 7% for certain nickel-based alloys and specialty alloys in long and flat-rolled product forms. In addition, Uniti LLC, our industrial titanium joint venture, announced that it is increasing prices by 6% to 9% for CP titanium products. Due to lead times that extend into the first quarter 2011, these announced price increases are expected to impact 2011 performance.
     Our focus remains on execution as we continue to position ATI for the expected strong growth trends over the next several years in our key global markets. We expect 2011 to be much improved as demand recovers and we grow faster than our key markets as a result of new customers and long-term agreements, the growing use of our innovative new products, our new technically advanced manufacturing capabilities, and a global focus on our key markets.
High Performance Metals Segment
     Third quarter 2010 sales increased 23% to $344.4 million compared to the same 2009 period. Shipments increased 19% for titanium and titanium alloys and 36% for nickel-based and specialty alloys, primarily due to improved demand from the commercial aerospace jet engine market. Shipments of exotic alloys increased 14% primarily due to increased demand from the medical and energy markets. Average selling prices declined 2% for titanium and titanium alloys due to a more competitive pricing environment, but increased 1% for nickel-based and specialty alloys primarily as a result of higher raw material surcharges. Average selling prices for exotic alloys decreased 6% due to product mix.
     Segment operating profit in the 2010 third quarter increased to $72.0 million, or 20.9% of sales, compared to $51.3 million, or 18.4% of sales, for the third quarter 2009. The increase in operating profit primarily resulted from higher shipments and the benefits of gross cost reductions. In addition, third quarter 2010 operating profit was adversely affected by approximately $12 million of start-up and idle facility costs associated with our titanium sponge operations and by approximately $7 million related to a two-week shutdown at our zirconium facilities. Third quarter results included a LIFO inventory valuation reserve benefit of $4.9 million for the 2010 period compared to a $10.0 million benefit for the 2009 period. Segment results benefited from $14.8 million of gross cost reductions in the third quarter 2010.
     Certain comparative information on the segment’s major products for the three months ended September 30, 2010 and 2009 is provided in the following table:

	Three Months Ended
	September 30,		%
	2010	2009	Change
Volume (000’s pounds):
Titanium mill products	6,515	5,488	19%
Nickel-based and specialty alloys	8,858	6,511	36%
Exotic alloys	1,181	1,038	14%

Average prices (per pound):
Titanium mill products	$19.71	$20.08	(2%)
Nickel-based and specialty alloys	$15.09	$14.87	1%
Exotic alloys	$58.18	$61.61	(6%)

     For the nine months ended September 30, 2010, segment sales increased 33% to $988.5 million. Shipments increased 7% for titanium and titanium alloys and 9% for nickel-based and specialty alloys as demand from the commercial aerospace market began to recover from the trough in the 2009 second half. Shipments of exotic alloys decreased 10% primarily due to the timing of projects for the chemical process industry. Average selling prices declined 11% for titanium and titanium alloys and 2% for nickel-based and specialty alloys primarily due to a more competitive pricing environment. Average selling prices for exotic alloys increased 2% due to a favorable product mix.
     Segment operating profit for the first nine months 2010 increased to $194.3 million, or 19.7% of sales, compared to $146.6 million, or 14.8% of sales, for the comparable 2009 period. The increase in operating profit primarily resulted from a better matching of surcharges and raw material costs, and the benefits of $50.6 million in gross cost reductions which offset lower average selling prices for most products, and lower shipments of exotic alloys. Operating profit for the first nine months of 2010 was adversely affected by approximately $37.4 million of idle facility and start-up costs. Operating profit for the first nine months of 2010 and 2009 included $2.8 million and $9.5 million, respectively, of LIFO inventory valuation reserve benefits. In addition, operating profit for the 2009 first nine months was adversely affected by approximately $24 million from the impact of higher cost raw materials, primarily nickel and titanium, purchased in prior periods flowing through cost of sales and not being in phase with the raw material indices included in our selling prices during the first half of the year. This was due primarily to the rapid decrease in raw material costs in late 2008 and the long manufacturing times of some of our products.
     Certain comparative information on the segment’s major products for the nine months ended September 30, 2010 and 2009 is provided in the following table:

	Nine Months Ended
	September 30,		%
	2010	2009	Change
Volume (000’s pounds):
Titanium mill products	19,750	18,386	7%
Nickel-based and specialty alloys	26,819	24,652	9%
Exotic alloys	3,305	3,674	(10%)

Average prices (per pound):
Titanium mill products	$19.00	$21.38	(11%)
Nickel-based and specialty alloys	$13.96	$14.21	(2%)
Exotic alloys	$59.78	$58.85	2%
Flat-Rolled Products Segment
     Third quarter 2010 sales increased to $619.2 million, 70% higher than the third quarter 2009, primarily due to increased shipments, higher raw material surcharges, and improved base-selling prices for stainless products. Shipments of standard stainless products (sheet and plate) increased 31% and high-value products shipments increased 26%. Average transaction prices for all products, which include surcharges, were 33% higher due to increased raw material surcharges and improved base prices for stainless products.
     A segment operating loss of $11.8 million for the third quarter 2010 was primarily due to a LIFO inventory valuation reserve charge of $38.9 million, primarily as a result of the recent significant and unexpected increase in the cost of nickel, and $5 million of higher than normal major maintenance expenses. Segment operating profit was $11.3 million for the third quarter 2009, and included a $6.8 million LIFO inventory valuation reserve charge. Segment results for the 2010 period benefited from $10.4 million in gross cost reductions.

     Comparative information on the segment’s products for the three months ended September 30, 2010 and 2009 is provided in the following table:

	Three Months Ended
	September 30,		%
	2010	2009	Change
Volume (000’s pounds):
High value	113,738	90,602	26%
Standard	166,293	126,911	31%

Total	280,031	217,513	29%

Average prices (per lb.):
High value	$2.98	$2.33	28%
Standard	$1.68	$1.18	42%
Combined Average	$2.21	$1.66	33%
     For the nine months ended September 30, 2010, sales increased to $1.75 billion, 58% higher than the 2009 period, primarily due to higher shipments and raw material surcharges, and improved base-selling prices for stainless products. Shipments of standard stainless products (sheet and plate) increased 44% and high-value products shipments increased 25%. Average transaction prices for all products, which include surcharges, were 22% higher due to increased raw material surcharges and improved base prices for stainless products.
     Segment operating profit for the nine months ended September 30, 2010 improved to $61.7 million, or 3.5% of sales, compared to $41.3 million, or 3.8% of sales, for the 2009 period due primarily to increased shipments and higher base prices for stainless products plus a better matching of surcharges with raw material costs. Results for the first nine months of 2010 include a $40.5 million LIFO inventory valuation reserve charge, compared to a LIFO inventory valuation reserve benefit of $45.5 million in the 2009 period. Additionally, operating profit for the 2009 first half was adversely affected by $59 million of higher cost raw materials purchased in 2008 flowing through cost of sales and not being in phase with raw material surcharges included in selling prices. This was due primarily to the rapid decrease in raw material costs in the second half of the fourth quarter 2008 and the long manufacturing times of some of our products. Results for the nine months ended September 30, 2010 benefitted from $37.0 million of gross cost reductions.
     Comparative information on the segment’s products for the nine months ended September 30, 2010 and 2009 is provided in the following table:

	Nine Months Ended
	September 30,		%
	2010	2009	Change
Volume (000’s pounds):
High value	337,212	268,720	25%
Standard	500,683	346,696	44%

Total	837,895	615,416	36%

Average prices (per lb.):
High value	$2.80	$2.46	14%
Standard	$1.59	$1.14	39%
Combined Average	$2.08	$1.71	22%
Engineered Products Segment
     Sales for the third quarter and first nine months of 2010 were $95.2 million and $270.6 million, respectively, which were 75% and 55% higher than the same periods of 2009. Demand continued to improve from the oil and gas, transportation, aerospace, electrical energy, and automotive markets. Segment operating profit for the 2010 third quarter and first nine months was $2.8 million and $12.5 million, respectively, compared to losses of $8.6 million and $24.1 million in the comparable 2009 periods. The improvement in operating profit was primarily due to significantly increased demand and the improvement in operating costs resulting from better operating rates compared to 2009. Operating profit for the 2010 third quarter and first nine months was adversely affected by a

LIFO inventory valuation reserve charge of $1.2 million and $3.0 million, respectively. Segment results benefited from a $1.3 million decrease in the LIFO inventory valuation reserve for the 2009 third quarter and a $4.0 million decrease for the 2009 first nine months.
     Results for 2010 also benefited from $4.9 million of gross cost reductions in the third quarter 2010, bringing year to date 2010 gross cost reductions to $14.8 million.
Corporate Items
     Corporate expenses decreased to $13.4 million for the third quarter of 2010, compared to $15.7 million in the year-ago period. For the nine months ended September 30, 2010, corporate expenses increased to $40.7 million compared to $38.7 million in the prior year-to-date period. These changes were primarily due to expenses associated with annual and long-term performance-based cash incentive compensation programs.
     Interest expense, net of interest income, in the third quarter 2010 was $16.4 million, compared to interest expense of $8.1 million in the third quarter 2009. For the nine months ended June 30, 2010, net interest expense was $46.4 million compared to $9.3 million in the prior year-to-date period. The increases in interest expense were primarily due to debt issuances in the second quarter 2009 and lower capitalized interest on strategic projects due to project completions. Interest expense benefited from the capitalization of interest costs on strategic capital projects of $10.0 million in the first nine months of 2010 and by $30.2 million in the first nine months of 2009.
     In June 2009, we completed a tender offer resulting in the retirement of $183.3 million of the Company’s 8.375% notes due in December 2011, which left $116.7 million in face value of the 2011 Notes outstanding at the end of June 2010. As a result of this transaction, we recognized a pre-tax charge of $9.2 million in the 2009 second quarter for the costs of the debt retirement.
     Other expense, net of gains on asset sales, primarily includes charges incurred in connection with closed operations and other assets, and other non-operating income or expense. These items are presented primarily in selling and administration expenses, and in other income (expense) in the statement of operations and resulted in other expense of $1.2 million for the third quarter 2010 and $2.1 million for the third quarter 2009. For the nine months ended September 30, 2010, other expense, net of gains on asset sales, was $10.9 million, compared to $7.5 million for the comparable 2009 period. The changes in expenses primarily related to the recognition of foreign currency gains and losses, and legal expenses.
     Retirement benefit expense, which includes pension expense and other postretirement expense, decreased to $22.5 million in the third quarter 2010, compared to $25.5 million in the third quarter 2009. For the third quarter 2010, retirement benefit expense of $16.1 million was included in cost of sales and $6.4 million was included in selling and administrative expenses. For the third quarter 2009, the amount of retirement benefit expense included in cost of sales was $15.9 million, and the amount included in selling and administrative expenses was $9.6 million. Retirement benefit expense decreased to $67.4 million for the nine months ended September 30, 2010, compared to $96.2 million in the third quarter 2009. For the nine months ended September 30, 2010, retirement benefit expense of $48.1 million was included in cost of sales and $19.3 million was included in selling and administrative expenses. For the nine months ended September 30, 2009, the amount of retirement benefit expense included in cost of sales was $67.2 million, and the amount included in selling and administrative expenses was $29.0 million. The decreases in retirement benefit expense for the 2010 three and nine month periods, compared to the prior year periods, were primarily due to higher than expected returns on pension plan assets in 2009 and the benefits resulting from our voluntary pension contributions made over the last several years.
Income Taxes
     Third quarter 2010 results included a provision for income taxes of $6.2 million, compared to an income tax benefit of $1.4 million for the comparable 2009 period. The third quarter 2010 included a tax charge of $3.9 million primarily due to the Small Business Jobs and Credit Act, signed into law on September 27, 2010, which allows businesses of all sizes to immediately write-off 50% of the cost of depreciable property placed into service during 2010. Although the tax law change has a one-time negative income tax provision impact, it will have a favorable cash flow impact to ATI in the first half of 2011. Excluding the tax charge, the third quarter 2010 effective tax rate was 36.8%. The third quarter 2009 tax provision was reduced by an income tax benefit of $2.4 million for adjustment of taxes paid in a prior year.

     For the first nine months of 2010, the provision for income taxes was $41.8 million, compared to $5.3 million for the comparable 2009 period. The first nine months of 2010 included a non-recurring tax charge of $5.3 million associated with the impact of the Patient Protection and Affordable Care Act, and the third quarter tax charge for the Small Business Jobs and Credit Act discussed above. The provision for income taxes for the first nine months of 2009 included a non-recurring tax charge of $11.5 million, primarily associated with the tax consequences of the June 2009 $350 million voluntary contribution to the pension plan, partially offset by net discrete income tax benefit adjustments of $7.3 million associated with prior years’ taxes.
     Primarily as a result of the $350 million voluntary pension contribution in June 2009 which was designated to pertain to the 2009 tax year, the Company received a U.S. Federal income tax refund of $108.5 million in the 2009 second quarter.
Financial Condition and Liquidity
     We believe that internally generated funds, current cash on hand, and available borrowings under existing credit lines will be adequate to meet foreseeable liquidity needs, including a substantial expansion of our production capabilities over the next few years, and scheduled debt maturities. We did not borrow funds under our domestic senior unsecured credit facility during the first nine months of 2010. However, as of September 30, 2010, approximately $7 million of this facility was utilized to support letters of credit.
     If we needed to obtain additional financing using the credit markets, the cost and the terms and conditions of such borrowings may be influenced by our credit rating. Changes in our credit rating do not impact our access to, or the cost of, our existing credit facilities.
     We have no off-balance sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.
Cash Flow and Working Capital
     For the nine months ended September 30, 2010, cash used in operating activities was $63.9 million as an investment of $345.2 million in managed working capital, primarily due to improving business activity and higher raw material costs, offset increased profitability. Cash used in investing activities was $132.4 million in the first nine months of 2010 and consisted primarily of capital expenditures. Cash used in financing activities was $69.2 million in the first nine months of 2010 due primarily to dividend payments of $53.0 million. At September 30, 2010, cash and cash equivalents on hand totaled $443.3 million, a decrease of $265.5 million from year end 2009, and a sequential increase of $64.6 million during the 2010 third quarter.
     As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable and gross inventories, less accounts payable. In measuring performance in controlling this managed working capital, we exclude the effects of LIFO inventory valuation reserves, excess and obsolete inventory reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. At September 30, 2010, managed working capital was 32.3% of annualized sales, compared to 34.5% of annualized sales at December 31, 2009. During the first nine months of 2010, managed working capital increased by $345.2 million, to $1.4 billion. The increase in managed working capital from December 31, 2009 was due to increased accounts receivable of $230.0 million and increased inventory of $220.6 million, partially offset by increased accounts payable of $105.4 million. While accounts receivable balances increased during 2010, days sales outstanding, which measures actual collection timing for accounts receivable, remained comparable to year end 2009. Gross inventory turns, which excludes the effect of LIFO inventory valuation reserves, improved 16% compared to year end 2009.

The Components of managed working capital were as follows:

	September 30,	December 31,
(in millions)	2010	2009
Accounts receivable	$623.0	$392.0
Inventory	1,012.0	825.5
Accounts payable	(412.1)	(308.6)

Subtotal	1,222.9	908.9

Allowance for doubtful accounts	6.3	6.5
LIFO reserve	143.5	102.8
Corporate and other	33.7	43.0

Managed working capital	1,406.4	1,061.2

Annualized prior 2 months sales	$4,351.7	$3,076.4

Managed working capital as a % of annualized sales	32.3%	34.5%

Change in managed working capital from December 31, 2009	$345.2

Capital Expenditures
     We have significantly expanded, and continue to expand, our manufacturing capabilities to meet expected intermediate and long-term increased demand from the aerospace (engine and airframe) and defense, chemical process industry, oil and gas, electrical energy, and medical markets, especially for titanium and titanium-based alloys, nickel-based alloys and superalloys, specialty alloys, and exotic alloys. We currently expect capital expenditures for 2010 to be approximately $250 million, of which $133.2 million was expended in the first nine months of 2010. These self-funded on-going strategic capital investments include:
•	A new advanced specialty metals hot-rolling and processing facility at our existing Brackenridge, PA site. The project is estimated to cost approximately $1.16 billion and take at least four years to complete. Engineering, permitting and site preparation are nearly completed for the facility. Our new advanced hot-rolling and processing facility is designed to be the most powerful mill in the world for production of specialty metals. It is designed to produce exceptional quality, thinner, and wider hot-rolled coils at reduced cost with shorter lead times, and require lower working capital requirements. When completed, we believe ATI’s new advanced specialty metals hot-rolling and processing facility will provide unsurpassed manufacturing capability and versatility in the production of a wide range of flat-rolled specialty metals. We expect improved productivity, lower costs, and higher quality for our diversified product mix of flat-rolled specialty metals, including nickel-based and specialty alloys, titanium and titanium alloys, zirconium alloys, Precision Rolled Strip® products, and stainless sheet and coiled plate products. It is designed to roll and process exceptional quality hot bands of up to 78.62 inches, or 2 meters, wide.
•	In connection with the new advanced specialty metals hot-rolling and processing facility, in the third quarter 2010, we completed the integration of our Natrona, PA grain-oriented electrical steel melt shop into ATI’s Brackenridge, PA melt shop. This consolidation is expected to improve the overall productivity of ATI’s flat-rolled grain-oriented electrical steel and other stainless and specialty alloys, and reduce the cost of producing slabs and ingots. We expect to see annual cost savings of approximately $30 million from this consolidation beginning in 2011.
•	We are increasing our capacity to produce zirconium products through capital expansions of zirconium sponge production and VAR melting. This new zirconium sponge and melting capacity better positions ATI for the current and expected strong growth in demand from the nuclear electrical energy and chemical process industry markets. We believe that ATI is now the world’s largest producer of critical reactor grade zirconium sponge for the nuclear energy market.

Debt
     At September 30, 2010, we had $1,061.1 million in total outstanding debt, compared to $1,071.1 million at December 31, 2009, a decrease of $10.0 million. The decrease in debt was primarily due to scheduled debt maturity payments.
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
     In managing our overall capital structure, some of the measures on which we focus are net debt to total capitalization, which is the percentage of our debt, net of cash that may be available to reduce borrowings, to our total invested and borrowed capital, and total debt to total capitalization, which excludes cash balances. Net debt as a percentage of total capitalization was 23.2% at September 30, 2010, compared to 15.3% at December 31, 2009. The net debt to total capitalization was determined as follows:

($ in millions)	September 30, 2010	December 31, 2009
Total debt	$1,061.1	$1,071.1
Less: Cash	(443.3)	(708.8)

Net debt	$617.8	$362.3

Net debt	$617.8	$362.3
Total ATI stockholders’ equity	2,048.2	2,012.2

Net ATI total capital	$2,666.0	$2,374.5

Net debt to ATI total capital	23.2%	15.3%

Total debt to total capitalization decreased to 34.1% at September 30, 2010 from 34.7% December 31, 2009.
Total debt to total capitalization was determined as follows:

($ in millions)	September 30, 2010	December 31, 2009
Total debt	$1,061.1	$1,071.1
Total ATI stockholders’ equity	2,048.2	2,012.2

Total ATI capital	$3,109.3	$3,083.3

Total debt to total ATI capital	34.1%	34.7%

     We did not borrow funds under our $400 million senior unsecured domestic credit facility during the first nine months of 2010, although approximately $7 million has been utilized to support the issuance of letters of credit. The unsecured facility requires us to maintain a leverage ratio (consolidated total indebtedness net of cash on hand in excess of $50 million, divided by consolidated earnings before interest, taxes, depreciation and amortization, and non-cash pension expense) of not greater than 3.25, and maintain an interest coverage ratio (consolidated earnings before interest, taxes, and non-cash pension expense divided by interest expense) of not less than 2.0. For the twelve months ended September 30, 2010, our leverage ratio was 1.67, and our interest coverage ratio was 4.85.
     We have an additional, separate credit facility for the issuance of letters of credit. As of September 30, 2010, $32 million in letters of credit was outstanding under this facility.
     In addition, STAL, the Company’s Chinese joint venture company in which ATI has a 60% interest, has a 205 million renminbi (approximately $31 million at September 30, 2010 exchange rates) revolving credit facility with a group of banks. This credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners. As of September 30, 2010, there were no borrowings under this credit facility.
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
Dividends
     A regular quarterly dividend of $0.18 per share of common stock was declared on September 2, 2010, payable on September 27, 2010 to stockholders of record at the close of business on September 16, 2010. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate.
Critical Accounting Policies
Inventory
     At September 30, 2010, we had net inventory of $1,012 million. Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO) and average cost methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. The prices for many of the raw materials we use have been extremely volatile during the past four years. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a rise in raw material costs has a negative effect on our operating results, while, conversely, a fall in material costs results in a benefit to operating results. For example, in 2009, 2008 and 2007, the effect of falling raw material costs on our LIFO inventory valuation method resulted in cost of sales which were $102.8 million, $169.0 million and $92.1 million, respectively, lower than would have been recognized had we utilized the FIFO methodology to value our inventory. However, in 2006 the effect of increases in raw material costs on our LIFO inventory valuation method resulted in cost of sales which were $197.0 million higher than would have been recognized if we utilized the FIFO methodology to value our inventory. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold.
     Since the LIFO inventory valuation methodology is designed for annual determination, interim estimates of the annual LIFO valuation are required. We recognize the effects of the LIFO inventory valuation method on an interim basis by projecting the expected annual LIFO cost and allocating that projection to the interim quarters equally. These projections of annual LIFO inventory valuation reserve changes are updated quarterly and are evaluated based upon material, labor and overhead costs and projections for such costs at the end of the year plus projections regarding year-end inventory levels. Operating results for the three and nine months ended September 30, 2010 included LIFO inventory valuation reserve charges of $35.2 million and $40.7 million, respectively, primarily as a result of the recent and unexpected increase in the cost of nickel.
     The LIFO inventory valuation methodology is not utilized by many of the companies with which we compete, including foreign competitors. As such, our results of operations may not be comparable to those of our competitors during periods of volatile material costs due, in part, to the differences between the LIFO inventory valuation method and other acceptable inventory valuation methods.
     We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting reserve, if any, is recognized as an expense in the period that the need for the reserve is identified. At September 30, 2010, no significant reserves were required. It is our general policy to write-down to scrap value any inventory that is identified as obsolete and any inventory that has aged or has not moved in more than twelve months. In some instances this criterion is up to twenty-four months due to the longer manufacturing and distribution process for such products.
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
Interest Rate Risk. We attempt to maintain a reasonable balance between fixed- and floating-rate debt to keep financing costs as low as possible. At September 30, 2010, we had approximately $34 million of floating rate debt outstanding with a weighted average interest rate of approximately 1.3%. Approximately $10 million of this floating rate debt is capped at a 6% maximum interest rate. Since the interest rate on floating rate debt changes with the short-term market rate of interest, we are exposed to the risk that these interest rates may increase, raising our interest expense in situations where the interest rate is not capped. For example, a hypothetical 1% increase in the rate of interest on the $24 million of our outstanding floating rate debt not subjected to a cap would result in increased annual financing costs of approximately $0.2 million.
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
     At September 30, 2010, the outstanding financial derivatives used to hedge our exposure to energy cost volatility included both natural gas and electricity hedges. For natural gas, approximately 75% of our forecasted domestic requirements are hedged through 2011, and about 15% of our domestic requirements are hedged for 2012. The net mark-to-market valuation of these outstanding natural gas hedges at September 30, 2010 was an unrealized pre-tax loss of $23.1 million, of which $18.7 million was presented in accrued liabilities on the balance sheet, $4.5 million presented in other long-term liabilities, and $0.1 million as assets. For the nine months ended September 30, 2010, the effects of natural gas hedging activity increased cost of sales by $12.2 million. For electricity usage in our Western Pennsylvania operations, we have hedged approximately 45% of our on-peak and off-peak forecasted requirements for 2011 and approximately 30% for 2012. The net mark-to-market valuation of the electricity hedges was an unrealized pre-tax loss of $3.0 million, of which $1.6 million is presented in accrued liabilities on the balance sheet and $1.4 is million presented in other long-term liabilities. The effects of the hedging activity will be recognized in income over the designated hedge periods.
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
     The majority of our products are sold utilizing raw material surcharges and index mechanisms. However as of September 30, 2010, we had entered into financial hedging arrangements primarily at the request of our customers related to firm orders for approximately 4% of our total annual nickel requirements, primarily with settlements in 2010. A minor amount of nickel hedges extend into 2014. Any gain or loss associated with these hedging arrangements is included in cost of sales. At September 30, 2010, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax gain of $9.3 million, comprised of $8.7 million included in prepaid expenses and other current assets, $0.7 million in other long-term assets, and $0.1 million in accrued liabilities on the balance sheet.

Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies expected to be received from our export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk. We may also enter into foreign currency forward contracts that are not designated as hedges, which are denominated in the same foreign currency in which export sales are denominated. At September 30, 2010, the outstanding financial derivatives, including both hedges and undesignated derivatives, that are used to manage our exposure to foreign currency, primarily euros, represented approximately 15% of our forecasted total international sales through 2011. In addition, we may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At September 30, 2010, the net mark-to-market valuation of the outstanding foreign currency forward contracts was a net asset of $1.9 million, of which $5.8 million is included in prepaid expenses and other current assets, $2.3 million in other long-term assets, $2.8 million in accrued liabilities, and $3.4 million in other long-term liabilities on the balance sheet.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Principal Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2010, and they concluded that these disclosure controls and procedures are effective.
     (b) Changes in Internal Controls
There was no change in our internal control over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2010, conducted by our Chief Executive Officer and Principal Financial Officer, that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ALLEGHENY TECHNOLOGIES INCORPORATED
(Registrant)

Date: November 3, 2010	By	/s/ Dale G. Reid
Dale G. Reid
Senior Vice President, Finance and Principal Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: November 3, 2010	By	/s/ Karl D. Schwartz
Karl D. Schwartz
Controller and Principal Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a — 14(a) or 15d — 14(a).

31.2	Certification of Principal Financial Officer required by Securities and Exchange Commission Rule 13a — 14(a) or 15d — 14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document