Form 10-K
period 2010-12-31
ALLEGHENY TECHNOLOGIES INC
filed 2011-02-28
CIK 1018963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
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
Yes      ☐      No      ☑
     On February 14, 2011, the Registrant had outstanding 98,704,553 shares of its Common Stock.
The aggregate market value of the Registrant’s voting stock held by non-affiliates at June 30, 2010 was approximately $4.3 billion, based on the closing price per share of Common Stock on June 30, 2010 of $44.19 as reported on the New York Stock Exchange. Shares of Common Stock known by the Registrant to be beneficially owned by directors and officers of the Registrant subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are not included in the computation. The Registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Exchange Act.
Documents Incorporated By Reference
Selected portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2011 are incorporated by reference into Part III of this Report.

INDEX

Page
Number
PART I
Item 1. Business	1
Item 1A. Risk Factors	9
Item 1B. Unresolved Staff Comments	13
Item 2. Properties	13
Item 3. Legal Proceedings	14

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	15
Item 6. Selected Financial Data	17
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	40
Item 8. Financial Statements and Supplementary Data	42
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	78
Item 9A. Controls and Procedures	79
Item 9B. Other Information	81

PART III
Item 10. Directors and Executive Officers of the Registrant	81
Item 11. Executive Compensation	81
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	81
Item 13. Certain Relationships and Related Transactions, and Director Independence	82
Item 14. Principal Accountant Fees and Services	82

PART IV
Item 15. Exhibits, Financial Statements, Financial Statement Schedules	82

SIGNATURES
EX-10.30
EX-10.31
EX-10.32
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
     We focus our advanced specialty metals technology, unsurpassed manufacturing capabilities, and innovative products to serve global end use markets with highly diversified and specialized product offerings. Strategic end use markets for our products include:
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
     We continuously seek to develop innovative new alloys to better serve the needs of this end use market. For example, we developed ATI 425® alloy sheet, a new cold-rollable titanium alloy, that is an alternative to the most popular high-strength titanium alloys, for use in airframe components. ATI 425® — MIL titanium is an innovative new armor alloy that has the advantage of superior formability as compared to conventional high-strength titanium alloys. We also developed ATI 718 Plus® alloy, a new nickel-based superalloy that can withstand higher temperatures than the standard 718 superalloy, for use in legacy jet engines and the next generation of fuel efficient jet engines. ATI 500 — MIL™ high-hard steel armor is an innovative armor material that meets the demanding specifications for superior ballistic performance and is easier to fabricate than similar armor materials.
     Demand for our products by the aerospace and defense market has increased significantly over the last several years. Based on current forecasts and existing backlogs reported by the two manufacturers of large commercial aircraft, we expect to benefit from increased production schedules for legacy and next-generation aircraft, and increased demand for aftermarket jet engine spare parts.
     Oil and Gas and Chemical Process Industry. The environments in which oil and gas can be found in commercial quantities have become more challenging, involving deep offshore wells, high pressure and temperature conditions, sour wells and unconventional sources, such as oil and gas shale, liquid natural gas, oil sands, and enhanced oil recovery of existing fields. Challenging offshore environments are in remote locations that are further off the continental shelf, including arctic and tropic locations, often one mile or more below the water’s surface. The metal requirements for equipment, which could operate for up to 30 years in these environments, require the specialty metals that we produce.
     All of our business segments produce specialty metals that are critical to the oil and gas industry and the chemical process industry. Our specialty metals, including titanium and titanium alloys, nickel-based alloys, zirconium alloys, stainless and duplex alloys and other specialty alloys, have the strength and corrosion resistant properties necessary for difficult environments. Global demand for these materials is increasing, particularly in growing markets in Asia, the Middle East, North Africa and South America. Demand for these products in the U.S. is growing due to increased activity in oil and gas shale reserves.
     We have developed a family of duplex alloys, including ATI 2003®, ATI 2102™, and ATI 2304™ lean duplex alloys, for use in deep-water oil and gas applications. Several of our strip, plate and cast products are NORSOK qualified. The NORSOK standards are developed by the Norwegian petroleum industry and are intended to identify metals used in oil and gas applications that are safe and cost-effective. Our Datalloy2® non-magnetic stainless is used for drill collars that enable the most advanced directional and horizontal drilling techniques to be guided to the exact position desired for the reservoir.
     Tungsten is the most dense and heat resistant metal commercially available. One application for our tungsten products is in oil and gas drill bit inserts and bodies. As drilling methods such as directional and horizontal drilling become more complex, our advanced tungsten carbide materials are often specified in order to enable faster drilling and longer drill bit life.
     Electrical Energy. Our specialty metals are widely used in the global electric power generation and distribution industry. We believe that U.S. and European energy needs and environmental policies and the electrification of developing countries will continue to drive demand for our specialty metals products that we sell for use in this industry.
     For electrical power generation, our specialty metals, corrosion resistant alloys (CRAs) and ductile iron castings are used in coal, nuclear, natural gas, and wind power applications. In coal-fired plants, our CRAs are used for pipe, tube, and heat exchanger applications in water systems in addition to pollution control scrubbers. Our CRAs are also used in water systems for nuclear power plants. For nuclear power plants, we are an industry pioneer in producing reactor-grade zirconium and hafnium alloys used in nuclear fuel cladding and structural components. We are a technology leader for large diameter nickel-based superalloys used in natural gas land-based turbines for power generation. For “green” energy generation, our alloys are used for solar and geothermal applications. We are also one of a few U.S. producers of very large ductile iron castings used for wind turbines.
     Nuclear power plants are a clean source of electrical energy, and plans to construct and refurbish nuclear power plants have been announced in many areas of the world. ATI is a premier supplier of certified nuclear-grade alloys and specialty alloys for applications that range from the reactor core to steam water systems to spent-fuel storage, transportation and repository activities. ATI has been a part of the nuclear energy market since the first commercial nuclear energy reactor was built in the United States. We have expanded our production capabilities and capacity to support expected growth of the nuclear energy market.
     For electrical power distribution, our grain-oriented electrical steel (GOES) is used in large and small power transformers, where electrical conductivity and magnetic properties are important. We believe that demand for these advanced specialty metals is in the early stage of an expected long growth cycle as the U.S. rebuilds its electrical energy distribution grid and as developing countries electrify and build electrical power distribution grids. In January 2010, the U.S. Department of Energy (DOE) began requiring more efficient transformers, which increases premium grade GOES usage per transformer. ATI is a leading producer of these premium grades of GOES.
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

     Enhancing and Expanding Our Manufacturing Capabilities and Capacity. Demand for our products from the aerospace and defense, oil and gas, chemical process industry, electrical energy, and medical markets increased significantly over the last several years. We have been undertaking a multi-phase program to enhance and expand our capabilities and capacities to produce premium specialty metals aimed at these strategic markets. Over the last seven years we have invested approximately $2.1 billion of internally generated funds to renew and expand our annual titanium sponge production capabilities to approximately 46 million pounds; expand our premium titanium alloy melt and remelt capacity; expand our nickel-based alloy and superalloy melt and remelt capacity; expand our titanium and specialty alloy plate capacity; expand our premium titanium and nickel-based superalloy forging capacity; and double our annual reactor-grade zirconium sponge capacity to 8 million pounds. We believe these investments strengthen and enhance ATI’s leadership position in the production of advanced specialty metals.
Business Segments
We operate in the following three business segments, which accounted for the following percentages of total revenues of $4.05 billion, $3.05 billion, and $5.31 billion for the years ended December 31, 2010, 2009, and 2008, respectively:

	2010	2009	2008

High Performance Metals	33%	42%	37%
Flat-Rolled Products	58%	50%	55%
Engineered Products	9%	8%	8%

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
     Approximately 66% of High Performance Metals segment revenue is derived from the aerospace and defense market. Demand for our products is driven primarily by the commercial aerospace cycle and the growing use of our specialty metals, particularly titanium alloys, in the latest and future generations of airframes and jet engines. Large aircraft and aircraft engines are manufactured by a small number of companies, such as The Boeing Company, Airbus S.A.S. (an EADS company), Bombardier Aerospace (a division of Bombardier Inc.), and Embraer (Empresa Brasileira de Aeronáutica S.A.) for airframes, and GE — Aviation (a division of General Electric Company), Pratt & Whitney (a United Technologies Corp. company), Rolls-Royce plc, Snecma (SAFRAN Group), and various joint ventures for jet engines. These companies and their suppliers form a substantial part of our customer base in this business segment. ATI supplies the aerospace and defense supply chain with nickel- and cobalt-based alloys and superalloys, titanium alloys, vacuum-melted specialty alloys, and advanced powder alloys for commercial and military jet engines, both original engines and spare parts. For commercial and military airframe and structural parts, ATI manufactures titanium alloys, vacuum-melted specialty alloys, and high-strength stainless alloys. The loss of one or more of our customers in the aerospace and defense market could have a material adverse effect on ATI’s results of operations and financial condition.
Flat-Rolled Products Segment
Our Flat-Rolled Products segment produces, converts and distributes stainless steel, nickel-based alloys and superalloys, titanium and titanium-based alloys and specialty alloys in a variety of product forms, including plate, sheet, engineered strip, and Precision Rolled Strip® products, as well as grain-oriented electrical steel sheet. The major end markets for our flat-rolled products are oil and gas, chemical process industry, electrical energy, automotive, food equipment and appliances, machine and cutting tools, construction and mining, aerospace and defense, and electronics, communication equipment and computers. The operations in this segment are ATI Allegheny Ludlum, the Chinese joint venture company known as Shanghai STAL Precision Stainless Steel Company Limited (STAL), in which we hold a 60% interest, and our 50% interest in the industrial titanium joint venture known as Uniti LLC. The remaining 40% interest in STAL is owned by the Baosteel Group, a state authorized investment company whose equity securities are publicly traded in the People’s Republic of China. The remaining 50% interest in Uniti LLC is held by Verkhnaya Salda Metallurgical Production Association (VSMPO), a Russian producer of titanium, aluminum, and specialty steel products.
     Stainless steel, nickel-based alloys and titanium sheet products are used in a wide variety of industrial and consumer applications. In 2010, approximately 50% by volume of our stainless sheet products were sold to independent service centers, which have slitting, cutting or other processing facilities, with the remainder sold directly to end-use customers.
     Engineered strip and very thin Precision Rolled Strip products are used by customers to fabricate a variety of products primarily in the automotive, construction, and electronics markets. In 2010, approximately 90% by volume of our engineered strip and Precision Rolled Strip products were sold directly to end-use customers or through our own distribution network, with the remainder sold to independent service centers.
     Stainless steel, nickel-based alloy and titanium plate products are primarily used in industrial markets. In 2010, approximately 40% by volume of our plate products were sold to independent service centers, with the remainder sold directly to end-use customers.
     Grain-oriented electrical steel is used in power transformers where electrical conductivity and magnetic properties are important. Nearly all of our grain-oriented electrical steel products are sold directly to end-use customers.
Engineered Products Segment
The principal business of our Engineered Products segment includes the production of tungsten powder, tungsten heavy alloys, tungsten carbide materials, and tungsten carbide cutting tools. We are integrated from the raw materials (ammonium paratungstate (APT)) to the manufacture of our tungsten-based products. The segment also produces carbon alloy steel impression die forgings, and large grey and ductile iron castings, and provides precision metals finishing services. The operating units in this segment are ATI Tungsten Materials (formerly ATI Metalworking Products), ATI Portland Forge, ATI Casting Service and ATI Precision Finishing (formerly ATI Rome Metals).
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
     We face competition from both domestic and foreign companies. Some of our foreign competitors are either directly or indirectly government subsidized. In 1999, the United States imposed antidumping and countervailing duties on dumped and subsidized imports of stainless steel sheet and strip in coils and stainless steel plate in coils from companies in ten foreign countries. These duties are under a periodic review by the U.S. Commerce Department and the U.S. International Trade Commission to determine whether the antidumping and countervailing duty orders will remain in place for another five years. We continue to monitor unfairly traded imports from foreign producers for appropriate action.
Major Competitors
Nickel-based alloys and superalloys and specialty steel alloys
•	Carpenter Technology Corporation: A

•	Special Metals Corporation, a PCC company: C

•	Haynes International, Inc.: B

•	ThyssenKrupp VDM GmbH, a company of ThyssenKrupp Stainless (Germany): C

Titanium and titanium-based alloys
•	Titanium Metals Corporation: C

•	RMI Titanium, an RTI International Metals Company: C

•	VSMPO — AVISMA (Russia): A
Exotic alloys
•	Cezus, a group member of AREVA (France): A

•	HC Stark: A

•	Western Zirconium Plant of Westinghouse Electric Company, owned by Toshiba Corporation: A
Stainless steel
•	AK Steel Corporation: B

•	North American Stainless (NAS), owned by Acerinox S.A. (Spain): B

•	ThyssenKrupp Stainless USA: B

•	Outokumpu Stainless Plate Products, owned by Outokumpu Oyj (Finland): B

•	Imports from
•	Aperam (formerly part of Arcelor Mittal) (France, Belgium and Germany): B

•	Mexinox S.A. de C.V., group member of ThyssenKrupp AG: B

•	ThyssenKrupp AG (Germany): B

•	Ta Chen International Corporation (Taiwan): B

•	Various Chinese producers: B
Tungsten and tungsten carbide products
•	Kennametal Inc.: D

•	Iscar (Israel): D

•	Sandvik AB (Sweden): D

•	Seco Tools AB (Sweden), owned by Sandvik A.B.: D
KEY — A = Primarily High Performance Metals segment, B = Primarily Flat-Rolled Products segment, C = Both High Performance Metals and Flat-Rolled Products segments, D = Primarily Engineered Products segment
Raw Materials and Supplies
Substantially all raw materials and supplies required in the manufacture of our products are available from more than one supplier and the sources and availability of raw materials essential to our businesses are currently adequate. The principal raw materials we use in the production of our specialty metals are scrap (including iron-, nickel-, chromium-, titanium-, molybdenum-, and tungsten-bearing scrap), nickel, titanium sponge, zirconium sand and sponge, ferrochromium, ferrosilicon, molybdenum and molybdenum alloys, manganese and manganese alloys, cobalt, niobium, vanadium and other alloying materials.
     Purchase prices of certain principal raw materials have been volatile. As a result, our operating results may be subject to significant fluctuation. We use raw materials surcharge and index mechanisms to offset the impact of increased raw material costs; however, competitive factors in the marketplace may limit our ability to institute such mechanisms, and there can be a delay between the increase in the price of raw materials and the realization of the benefit of such mechanisms. For example, in 2010 we used approximately 95 million pounds of nickel; therefore a hypothetical increase of $1.00 per pound in nickel prices would result in increased costs of approximately $95 million. We also used approximately 780 million pounds of ferrous scrap in the production of our flat-rolled products in 2010, so that a hypothetical increase of $0.01 per pound in ferrous scrap prices would result in increased costs of approximately $8 million.
     While we are increasing our manufacturing capacity to produce titanium sponge, the major raw material for our titanium products, a portion of our needs, together with certain other raw materials, such as nickel, cobalt, and ferrochromium, are available to us and our specialty metals industry competitors primarily from foreign sources. Some of these foreign sources are located in countries that may be subject to unstable political and economic conditions, which could disrupt supplies or affect the price of these materials.
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

Export Sales and Foreign Operations
Direct international sales represented approximately 32% of our total annual sales in 2010, 31% of our total sales in 2009, and 28% of our total sales in 2008. These figures include direct export sales by our U.S.-based operations to customers in foreign countries, which accounted for approximately 23% of our total sales in 2010, 22% of our total sales in 2009, and 21% of our total sales in 2008. Our overseas sales, marketing and distribution efforts are aided by our international marketing and distribution offices, ATI Europe, ATI Europe Distribution, and ATI Asia, or by independent representatives located at various locations throughout the world. We believe that at least 50% of ATI’s 2010 sales were driven by global markets when we consider exports of our customers. Direct sales by geographic area in 2010, and as a percentage of total sales, were as follows:

(In millions)

United States	$2,764.0	68%
Europe	729.2	18%
Far East	336.8	8%
Canada	109.0	3%
South America, Middle East and other	108.8	3%

Total sales	$4,047.8	100%

     ATI Allvac Ltd has manufacturing capabilities for melting, remelting, forging and finishing nickel-based alloys and specialty alloys in the United Kingdom. ATI Tungsten Materials, which has manufacturing capabilities in the United Kingdom and Switzerland, sells high precision threading, milling, boring and drilling components, tungsten carbide burrs, rotary tooling and specialty abrasive wheels and discs for the European market from locations in the United Kingdom, Switzerland, Germany, France, and Italy. Our STAL joint venture in the People’s Republic of China produces Precision Rolled Strip products, which enables us to offer these products more effectively to markets in China and other Asian countries. Our Uniti LLC joint venture allows us to offer titanium products to industrial markets more effectively worldwide.
Backlog, Seasonality and Cyclicality
Our backlog of confirmed orders was approximately $1.5 billion at December 31, 2010 and $1.4 billion at December 31, 2009. We expect that approximately 82% of confirmed orders on hand at December 31, 2010 will be filled during the year ending December 31, 2011. Backlog of confirmed orders of our High Performance Metals segment was approximately $0.7 billion at December 31, 2010 and $0.5 billion at December 31, 2009. We expect that approximately 95% of the confirmed orders on hand at December 31, 2010 for this segment will be filled during the year ending December 31, 2011. Backlog of confirmed orders of our Flat-Rolled Products segment was approximately $0.7 billion at December 31, 2010 and $0.9 billion at December 31, 2009. We expect that 67% of the confirmed orders on hand at December 31, 2010 for this segment will be filled during the year ending December 31, 2011.
     Generally, our sales and operations are not seasonal. However, demand for our products is cyclical over longer periods because specialty metals customers operate in cyclical industries and are subject to changes in general economic conditions and other factors both external and internal to those industries.
Research, Development and Technical Services
We believe that our research and development capabilities give ATI an advantage in developing new products and manufacturing processes that contribute to the profitable growth potential of our businesses on a long-term basis. We conduct research and development at our various operating locations both for our own account and, on a limited basis, for customers on a contract basis. Research and development expenditures for each of our three segments for the years ended December 31, 2010, 2009, and 2008 included the following:

(In millions)	2010	2009	2008

Company-Funded:
High Performance Metals	$11.9	$14.5	$10.6
Flat-Rolled Products	1.9	1.8	2.0
Engineered Products	2.7	3.0	2.3

	$16.5	$19.3	$14.9

Customer-Funded:
High Performance Metals	$0.8	$0.3	$0.2

Total Research and Development	$17.3	$19.6	$15.1

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
     Our Corporate Guidelines for Business Conduct and Ethics address compliance with environmental laws as well as employment and workplace safety laws, and also describe our commitment to equal opportunity and fair treatment of employees. We continued to realize significant progress in safety across ATI’s operations during 2010. As a result of our continuing focus on and commitment to safety, in 2010 our OSHA Total Recordable Incident Rate was 2.88 and our Lost Time Case Rate was 0.53, which we believe to be competitive with world class performance.
Employees
We have approximately 9,200 full-time employees. A portion of our workforce is covered by various collective bargaining agreements, principally with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USW”), including: approximately 2,475 Allegheny Ludlum production, office and maintenance employees covered by collective bargaining agreements that are effective through June 2011, approximately 185 Albany, Oregon (Oremet) employees covered by a collective bargaining agreement that is effective through June 2011, approximately 525 Wah Chang employees covered by a collective bargaining agreement that continues through March 2013, approximately 120 employees at our Casting Service facility in LaPorte, Indiana, covered by a collective bargaining agreement that is effective through December 2011, approximately 125 employees at our Precision Finishing (formerly Rome Metals) facilities in western Pennsylvania, covered by a collective bargaining agreement that is effective through May 2013, and approximately 200 employees at our Portland Forge facility in Portland, Indiana, covered by collective bargaining agreements with three unions that are effective through April 2013.
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
Executive Management, Including Executive Officers under Federal Securities Laws
The following are members of the Company’s executive management, including executive officers under the federal securities laws, as of February 14, 2011:

Name	Age	Title

L. Patrick Hassey*	65	Chairman and Chief Executive Officer and Director
Richard J. Harshman*	54	President and Chief Operating Officer
Jon D. Walton*	68	Executive Vice President, Human Resources, Chief Legal and Compliance Officer and Corporate Secretary
Dale G. Reid*	55	Senior Vice President, Finance and Principal Financial Officer
Hunter R. Dalton*	56	Group President, ATI Long Products and ATI Allvac Business Unit President
Terry L. Dunlap*	51	Group President, ATI Flat-Rolled Products and ATI Allegheny Ludlum Business Unit President
David M. Hogan	64	Group President, ATI Engineered Products
John D. Sims	51	Group President, ATI Primary Metals and Exotic Alloys and ATI Wah Chang Business Unit President
Elliot S. Davis	49	Vice President and General Counsel
Carl R. Moulton	63	Vice President, International
Karl D. Schwartz*	47	Controller and Principal Accounting Officer

*	Such individuals are subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended.
Set forth below are descriptions of the business background for the past five years of the Company’s executive officers and management.
     L. Patrick Hassey has been Chief Executive Officer since October 1, 2003. Mr. Hassey also served as President to August 2010. He was elected to the Company’s Board of Directors in July 2003 and has served as Chairman since May 2004. Prior to this position, he worked as an outside management consultant to Allegheny Technologies’ executive management team. Mr. Hassey was Executive Vice President and a member of the corporate executive committee of Alcoa, Inc. at the time of his early retirement in February 2003. He had served as Executive Vice President of Alcoa and Group President of Alcoa Industrial Components from May 2000 to October 2002. Prior to May 2000, he served as Executive Vice President of Alcoa and President of Alcoa Europe, Inc.
     Richard J. Harshman has been President and Chief Operating Officer since August 2010. Previously, he served as Executive Vice President, Finance and Chief Financial Officer from October 2003 to August 2010. Mr. Harshman has operating responsibility for the Company’s High Performance Metals, Flat-Rolled Products and Engineered Products business segments as well as for the Company’s investor relations, strategic sourcing and information technology. Mr. Harshman was Senior Vice President, Finance from December 2001 to October 2003 and Vice President, Finance from December 2000 to December 2001. Previously, he had served in a number of financial management roles for Allegheny Technologies Incorporated and Teledyne, Inc.
     Jon D. Walton has served as Executive Vice President, Human Resources, Chief Legal and Compliance Officer and Corporate Secretary since October 2003. He also served as General Counsel until August 2010. Mr. Walton was Senior Vice President, Chief Legal and Administrative Officer, General Counsel and Secretary from July 2001 to October 2003. Previously, he was Senior Vice President, General Counsel and Secretary.
     Dale G. Reid became Senior Vice President, Finance and Principal Financial Officer in August 2010. Previously, Mr. Reid served as Vice President, Controller, Chief Accounting Officer and Treasurer since December 2003. Mr. Reid was Vice President, Controller and Chief Accounting Officer from December 2000 through November 2003.
     Hunter R. Dalton has served as Group President, ATI Long Products since October 2008, and as ATI Allvac Business Unit President since April 2008. Mr. Dalton previously served as Senior Vice President of Sales and Marketing for ATI Allvac since November 2003.
     Terry L. Dunlap has served as Group President, ATI Flat-Rolled Products since October 2008, and as ATI Allegheny Ludlum Business Unit President since November 2002.
     David M. Hogan has served as Group President, Engineered Products, since April 1, 2007. Mr. Hogan also served as ATI Tungsten Materials Business Unit President from 1997 to June 2010.
     John D. Sims became Group President, ATI Primary Metals and Exotic Alloys in February 2011 and has also served as Business Unit President of ATI Wah Chang since October 2008. Mr. Sims advanced through a variety of positions with technical and operational responsibility since joining the Company in 1996.

     Elliot S. Davis became Vice President and General Counsel in August 2010. Previously, he served as Assistant General Counsel since 2008 when he joined the Company. Mr. Davis had previously been a partner of K&L Gates LLP, where he practiced for nearly 20 years in their corporate, mergers and acquisitions and securities group.
     Carl R. Moulton has served as Vice President, International since March 2009. Previously, Mr. Moulton was President of Uniti LLC since its formation in 2003.
     Karl D. Schwartz has served as Controller and Principal Accounting Officer since August 2010. Previously, he served as Assistant Controller from April 2002, when he joined the Company.
Item 1A. Risk Factors
There are inherent risks and uncertainties associated with our business that could adversely affect our operating performance and financial condition. Set forth below are descriptions of those risks and uncertainties that we currently believe to be material, but the risks and uncertainties described are not the only risks and uncertainties that could affect our business. See the discussion under “Forward-Looking Statements” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report on Form 10-K.
Risks Associated With Our Business
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
     Worldwide economic conditions deteriorated significantly in the recent past and could remain weak in the future. These conditions have had, and may continue to have, an adverse effect on demand for our customers’ products and, in turn, on demand for our products. If these conditions persist or worsen, our results of operations and financial condition could be materially adversely affected.
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
     Risks Associated with Commercial Aerospace. A significant portion of the sales of our High Performance Metals segment represents products sold to customers in the commercial aerospace industry. The commercial aerospace industry has historically been cyclical due to factors both external and internal to the airline industry. These factors include general economic conditions, airline profitability, consumer demand for air travel, varying fuel and labor costs, price competition, and international and domestic political conditions such as military conflict and the threat of terrorism. The length and degree of cyclical fluctuation are influenced by these factors and therefore are difficult to predict with certainty. Demand for our products in this segment is subject to these cyclical trends. For example, the average price per pound for our titanium mill products was $11.89 for the period 2002 through 2004, $22.75 in 2005, $33.83 in 2006, $30.14 in 2007, $25.60 in 2008, $20.92 in 2009 and $19.37 in 2010, and the average price per pound for our nickel-based and specialty alloys was $7.19 for the period 2002 through 2004, $11.25 in 2005, $14.35 in 2006, $19.16 in 2007, $18.14 in 2008, $14.43 in 2009 and $14.03 in 2010. A downturn in the commercial aerospace industry has had, and may in the future have, an adverse effect on the prices at which we are able to sell these and other products, and our results of operations, business and financial condition could be materially adversely affected.

     Risks Associated with Strategic Capital Projects. From time-to-time, we undertake strategic capital projects in order to enhance, expand and/or upgrade our facilities and operational capabilities. For instance, over the past four years we have undertaken major expansions of our titanium and premium-melt nickel-based alloy, superalloy and specialty alloy production capabilities, and commenced construction of a new advanced specialty metals hot rolling and processing facility. Our ability to achieve the anticipated increased revenues or otherwise realize acceptable returns on these investments or other strategic capital projects that we may undertake is subject to a number of risks, many of which are beyond our control, including a variety of market, operational, permitting, and labor related factors. In addition, the cost to implement any given strategic capital project ultimately may prove to be greater than originally anticipated. If we are not able to achieve the anticipated results from the implementation of any of our strategic capital projects, or if we incur unanticipated implementation costs, our results of operations and financial position may be materially adversely affected.
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
     Volatility of Raw Material Costs. The prices for many of the raw materials we use have been extremely volatile. Since we value most of our inventory utilizing the last-in, first-out (LIFO) inventory costing methodology, a rapid rise in raw material costs has a negative effect on our operating results. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. For example, in 2009 and 2008, the effect of falling raw material costs on our LIFO inventory valuation method resulted in cost of sales which were $102.8 million and $169.0 million, respectively, lower than have been recognized had we utilized the first-in, first-out (FIFO) methodology to value our inventory. Conversely in 2010, the increase in raw material costs on the LIFO inventory valuation method resulted in cost of sales which was $60.2 million higher than would have been recognized if we utilized the FIFO methodology to value our inventory. In a period of rising raw material prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. However, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold.
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

     With respect to proceedings brought under the federal Superfund laws, or similar state statutes, we have been identified as a potentially responsible party (PRP) at approximately 39 of such sites, excluding those at which we believe we have no future liability. Our involvement is limited or de minimis at approximately 30 of these sites, and the potential loss exposure with respect to any of the remaining 9 individual sites is not considered to be material.
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
     We believe that we operate our businesses in compliance in all material respects with applicable environmental laws and regulations. However, from time-to-time, we are a party to lawsuits and other proceedings involving alleged violations of, or liabilities arising from environmental laws. When our liability is probable and we can reasonably estimate our costs, we record environmental liabilities in our financial statements. In many cases, we are not able to determine whether we are liable, or if liability is probable, to reasonably estimate the loss or range of loss. Estimates of our liability remain subject to additional uncertainties, including the nature and extent of site contamination, available remediation alternatives, the extent of corrective actions that may be required, and the participation number and financial condition of other PRPs, as well as the extent of their responsibility for the remediation. We intend to adjust our accruals to reflect new information as appropriate. Future adjustments could have a material adverse effect on our results of operations in a given period, but we cannot reliably predict the amounts of such future adjustments. At December 31, 2010, our reserves for environmental matters totaled approximately $16 million. Based on currently available information, we do not believe that there is a reasonable possibility that a loss exceeding the amount already accrued for any of the sites with which we are currently associated (either individually or in the aggregate) will be an amount that would be material to a decision to buy or sell our securities. Future developments, administrative actions or liabilities relating to environmental matters, however, could have a material adverse effect on our financial condition or results of operations.
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
     Labor Matters. We have approximately 9,200 full-time employees. A portion of our workforce is covered by various collective bargaining agreements, principally with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (USW), including: approximately 2,475 Allegheny Ludlum production, office and maintenance employees covered by collective bargaining agreements that are effective through June 2011, approximately 185 Albany, Oregon (Oremet) employees covered by a collective bargaining agreement that is effective through June 2011, approximately 525 Wah Chang employees covered by a collective bargaining agreement that continues through March 2013, approximately 120 employees at our Casting Service facility in LaPorte, Indiana, covered by a collective bargaining agreement that is effective through December 2011, approximately 125 employees at our Precision Finishing (formerly Rome Metals) facilities in western Pennsylvania, covered by a collective bargaining agreement that is effective through May 2013, and approximately 200 employees at our Portland Forge facility in Portland, Indiana, covered by collective bargaining agreements with three unions that are effective through April 2013.
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
     Risks Associated with Retirement Benefits. At December 31, 2010, our U.S. qualified defined benefit plan was fully funded, and we are not required to make any contribution to this plan during 2011. However, we may be required to fund the U.S. qualified defined benefit pension plan in the years beyond 2011 depending upon the value of plan investments and obligations in the future and changes in laws or regulations that govern pension plan funding. Depending on the timing and amount, a requirement that we fund our U.S. qualified defined benefit pension plan could have a material adverse effect on our results of operations and financial condition.
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
     Political and Social Turmoil. The war on terrorism and recent political and social turmoil could put pressure on economic conditions in the United States and worldwide. These political, social and economic conditions could make it difficult for us, our suppliers and our customers to forecast accurately and plan future business activities, and could adversely affect the financial condition of our suppliers and customers and affect customer decisions as to the amount and timing of purchases from us. As a result, our business, financial condition and results of operations could be materially adversely affected.
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
Risks Associated With Our Pending Acquisition of Ladish Co., Inc. (Ladish)
     Combining the businesses of ATI and Ladish may be more difficult, costly or time-consuming than expected, which may adversely affect our results and affect adversely the value of our stock following the merger. We have entered into a merger agreement to acquire Ladish because we believe that the acquisition will be beneficial to ATI and its stockholders. The success of the acquisition will depend, in part, on our ability to realize the anticipated benefits from combining the businesses of ATI and Ladish. To realize these anticipated benefits, we must successfully combine the businesses of ATI and Ladish in an efficient and effective manner. If we are not able to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits and cost savings of the merger may not be realized fully, or at all, or may take longer to realize than expected, and the value of our common stock may be affected adversely.
     Specifically, issues that must be addressed in integrating the operations of Ladish into our operations in order to realize the anticipated benefits of the merger include, among other things:
•	integrating and optimizing the utilization of the properties and equipment of ATI and Ladish;
•	integrating the sales and information technology systems of ATI and Ladish; and

•	conforming standards, controls, procedures and policies, business cultures and compensation structures between the companies.
     Integration efforts will also divert management attention and resources. An inability to realize the full extent of the anticipated benefits of the acquisition, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, level of our expenses and operating results, which may affect adversely the value of our common stock after the completion of the acquisition.
     In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual synergies, if achieved at all, may be lower than what we expect and may take longer to achieve than anticipated. If we are not able to adequately address these challenges, we may be unable to successfully integrate Ladish’s operations into ours, or to realize the anticipated benefits of the integration of the two companies.
     Any delay in completing the acquisition of Ladish may substantially reduce the benefits that we expect to be obtained from the acquisition. The acquisition of Ladish is subject to a number of conditions beyond the control of ATI and Ladish that may prevent, delay or otherwise materially adversely affect its completion. We cannot predict whether or when the conditions required to complete the acquisition will be satisfied. Moreover, each of ATI and Ladish may terminate the merger agreement if the acquisition is not consummated by June 30, 2011. Any delay in completing the acquisition may materially adversely affect the synergies and other benefits that we expect to achieve if the acquisition and the integration of the companies’ respective businesses are completed within the expected timeframe.
     Our stock price and business may be adversely affected if the acquisition of Ladish is not completed. If the acquisition is not completed, we will be required to pay certain costs incurred by us relating to the acquisition, whether or not the acquisition is completed, such as fees and expenses of our advisors, litigation related expenses and printing fees. Also, matters relating to the acquisition may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us as an independent company.
     In addition, we may experience negative reactions from the financial markets and from our employees, customers, suppliers and other business partners. We are subject to litigation related to the acquisition and could be subject to additional litigation related to any failure to complete the merger, or to enforcement proceedings commenced against us to perform our obligations under the merger agreement. If the acquisition is not completed, we cannot assure you that the risks described above will not materialize and will not materially affect our business, financial results and stock prices.
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
     Our principal domestic locations for melting stainless steel and other flat-rolled specialty metals are located in Brackenridge, Midland and Latrobe, PA. Hot rolling of material is performed at our domestic facilities in Brackenridge, Washington and Houston, PA. Finishing of our flat-rolled products takes place at our domestic facilities located in Brackenridge, Bagdad, Vandergrift, Midland and Washington, PA, and in Wallingford and Waterbury, CT, New Castle, IN, New Bedford, MA, and Louisville, OH. We previously announced plans to construct a new advanced specialty metals hot rolling and processing facility for our Flat-Rolled Products business segment at our existing Brackenridge, PA site. This investment, which is expected to be completed by the end of 2013, is designed to produce exceptional quality, thinner, and wider hot-rolled coils at reduced cost with shorter lead times and require lower working capital requirements.
     Our principal domestic facilities for the production of our engineered products are located in Nashville, TN, Huntsville, Grant and Gurley, AL, Houston, TX, and Waynesboro, PA (tungsten powder, tungsten carbide materials and carbide cutting tools and threading systems). Other domestic facilities in this segment are located in Portland, IN and Lebanon, KY (carbon alloy steel forgings); LaPorte, IN and Alpena, MI (grey and ductile iron castings), and southwestern Pennsylvania (precision metals finishing services).
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
Item 3. Legal Proceedings
     In a letter dated May 20, 2004, the United States Environmental Protection Agency (EPA) informed a subsidiary of the Company that it alleges that the company and forty other potentially responsible parties (PRPs) are not in compliance with a 2003 Unilateral Administrative Order (UAO) issued to the company and the PRPs for the South El Monte Operable Unit of the San Gabriel Valley (California) Superfund Site, a multi-part area-wide groundwater cleanup. At that time, the EPA indicated that it may take action to enforce the UAO and collect penalties, as well as reimbursement of the EPA’s costs associated with the site. Since that time, the PRPs mediated with the EPA to resolve their obligations under the UAO on both technical and legal grounds, and enforcement of the UAO was stayed. On January 13, 2011, EPA and the California Department of Toxic Substance Control (DTSC) filed a lawsuit in the United States District Court for the Central District of California against the subsidiary and the remaining PRPs that have not yet settled with EPA. The complaint asserts a cost recovery claim under CERCLA for EPA’s and DTSC’s past costs as well as future response costs. Settlement discussions between the Company, EPA, DTSC and other PRPs are ongoing.
     In November 2007, the EPA sent a subsidiary of the Company a Notice of Violation (NOV) alleging that the company’s Natrona, PA facility is operating in violation of the Clean Air Act. The notice invited the company to meet with the EPA to discuss a resolution of the NOV. In 2010, the EPA and the subsidiary of the Company came to an agreement and a penalty of $1.6 million was paid.
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
Our common stock is traded on the New York Stock Exchange (symbol ATI). At February 14, 2011, there were 4,907 record holders of Allegheny Technologies Incorporated common stock. We paid a quarterly cash dividend of $0.18 per share of common stock for each quarter of 2009 and 2010. The ranges of high and low sales prices for shares of our common stock for the periods indicated were as follows:

	Quarter Ended
2010	March 31	June 30	September 30	December 31

High	$56.23	$58.25	$53.41	$59.41
Low	$39.00	$44.01	$39.35	$45.19

2009	March 31	June 30	September 30	December 31

High	$31.83	$44.09	$36.95	$46.31
Low	$16.92	$21.22	$25.80	$29.62

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Set forth below is information regarding the Company’s stock repurchases during the period covered by this report, including purchases under ATI’s publicly announced share repurchase program described below, and also including shares repurchased by ATI from employees to satisfy employee-owed taxes on share-based payments.
ATI’s Board of Directors approved a share repurchase program of $500 million on November 1, 2007. Repurchases of Company common stock are made in the open market or in unsolicited or privately negotiated transactions. Share repurchases are funded from internal cash flow and cash on hand. The number of shares purchased, and the timing of the purchases, are based on several factors, including other investment opportunities, the level of cash balances, and general business conditions. As of December 31, 2010, 6,837,000 shares of common stock had been purchased under this program at a cost of $339.5 million. All of these purchases were made in the open market. There were no share repurchases under this program in 2009 or 2010.

			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares that May Yet Be
	Total Number of Shares	Average Price	Publicly Announced	Purchased Under the Plans
Period	Purchased	Paid per Share	Plans or Programs	or Programs

January 1-31, 2010	17,097	$41.95	—	$160,505,939
February 1-28, 2010	—	—	—	160,505,939
March 1-31, 2010	—	—	—	160,505,939

Quarter ended March 31, 2010	17,097	41.95	—	160,505,939

April 1-30, 2010	—	—	—	160,505,939
May 1-31, 2010	—	—	—	160,505,939
June 1-30, 2010	—	—	—	160,505,939

Quarter ended June 30, 2010	—	—	—	160,505,939

July 1-31, 2010	—	—	—	160,505,939
August 1-31, 2010	—	—	—	160,505,939
September 1-30, 2010	—	—	—	160,505,939

Quarter ended September 30, 2010	—	—	—	160,505,939

October 1-31, 2010	—	—	—	160,505,939
November 1-30, 2010	—	—	—	160,505,939
December 1-31, 2010	2,886	52.78	—	160,505,939

Quarter ended December 31, 2010	2,886	$52.78	—	$160,505,939

Cumulative Total Stockholder Return
The graph set forth below shows the cumulative total stockholder return (i.e., price change plus reinvestment of dividends) on our common stock from December 31, 2005 through December 31, 2010 as compared to the S&P 500 Index and a Peer Group of companies. We believe the Peer Group of companies, which is defined below, is representative of companies in our industry that serve similar markets during the applicable periods. The total stockholder return for the Peer Group is weighted according to the respective issuer’s stock market capitalization at the beginning of each period. The graph assumes that $100 was invested on December 31, 2005.

	Base Period
Company / Index	Dec-05	Dec-06	Dec-07	Dec-08	Dec-09	Dec-10

ATI	100.00	252.90	242.32	72.73	130.43	162.98
S&P 500 Index	100.00	115.79	122.16	76.96	97.33	111.99
Peer Group	100.00	134.46	183.33	78.38	111.84	129.10
Source: Standard & Poor’s
Peer Group companies for the cumulative five year total return period ended December 31, 2010 were as follows:
AK Steel Holding Corp.
ALCOA Inc.
Brush Engineered Materials
Carpenter Technology Corp.
Castle (A M) & Co.
Commercial Metals
Gerdau Ameristeel Corp. *
Kennametal Inc.
Ladish Co. Inc.
Nucor Corp.
Precision Castparts Corp.
Reliance Steel & Aluminum Co.
RTI International Metals Inc.
Schnitzer Steel Industries — CL A
Steel Dynamics Inc.
Timken Co.
Titanium Metals Corp.
United States Steel Corp.
Universal Stainless & Alloy Products
Worthington Industries

*	included through August 2010

Item 6. Selected Financial Data
The following table sets forth selected volume, price and financial information for ATI. The financial information has been derived from our audited financial statements included elsewhere in this report for the years ended December 31, 2010, 2009, and 2008. The historical selected financial information may not be indicative of our future performance and should be read in conjunction with the information contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Item 8. Financial Statements and Supplementary Data.

For the Years Ended December 31,	2010	2009	2008	2007	2006

Volume (000’s lbs.):
High Performance Metals — titanium mill products	25,457	23,588	32,530	30,689	27,361
High Performance Metals — nickel-based and specialty alloys	37,272	32,562	42,525	44,688	42,873
High Performance — exotic alloys	4,382	5,067	5,473	5,169	4,304
Flat Rolled Products:
High value	454,874	367,195	500,375	491,891	502,524
Standard	642,255	474,950	584,389	557,016	889,105

Flat-Rolled Products total	1,097,129	842,145	1,084,764	1,048,907	1,391,629
Average Prices (per lb.):
High Performance Metals — titanium mill products	$19.37	$20.92	$25.60	$30.14	$33.83
High Performance Metals — nickel-based and specialty alloys	14.03	14.43	18.14	19.16	14.35
High Performance — exotic alloys	60.68	57.79	48.53	41.85	40.39
Flat Rolled Products:
High value	2.83	2.49	3.26	3.22	2.50
Standard	1.62	1.22	2.13	2.40	1.61
Flat-Rolled Products combined average	2.12	1.77	2.65	2.79	1.93

(In millions except per share amounts)
For the Years Ended December 31,	2010	2009	2008	2007	2006

Sales:
High Performance Metals	$1,337.5	$1,300.0	$1,944.9	$2,067.6	$1,806.6
Flat-Rolled Products	2,338.5	1,516.1	2,909.1	2,951.9	2,697.3
Engineered Products	371.8	238.8	455.7	433.0	432.7

Total Sales	$4,047.8	$3,054.9	$5,309.7	$5,452.5	$4,936.6

Operating profit (loss):
High Performance Metals	$257.8	$234.7	$539.0	$729.1	$657.2
Flat-Rolled Products	85.9	71.3	385.0	512.0	356.1
Engineered Products	12.8	(23.8)	20.9	32.1	56.7

Total operating profit	$356.5	$282.2	$944.9	$1,273.2	$1,070.0

Income before income taxes	$125.7	$64.9	$867.7	$1,154.1	$880.7
Net income	78.7	38.0	573.5	753.9	582.2

Less: Net income attributable to noncontrolling interests	8.0	6.3	7.6	6.8	8.1

Net income attributable to ATI	70.7	31.7	565.9	747.1	574.1

Basic net income per common share	0.73	0.33	5.71	7.35	5.76

Diluted net income per common share	0.72	0.32	5.67	7.26	5.61

(In millions except per share amounts and ratios)

As of and for the Years Ended December 31,	2010	2009	2008	2007	2006

Dividends declared per common share	$0.72	$0.72	$0.72	$0.57	$0.43

Ratio of earnings to fixed charges	2.2x	1.5x	19.4x	25.0x	18.1x

Working capital	$1,324.1	$1,373.0	$1,235.5	$1,544.7	$1,344.8

Total assets	4,493.6	4,346.0	4,170.4	4,095.6	3,280.5

Long-term debt	921.9	1,037.6	494.6	507.3	529.9

Total debt	1,063.3	1,071.1	509.8	528.2	553.6

Cash and cash equivalents	432.3	708.8	469.9	623.3	502.6

Total ATI Stockholders’ equity	2,040.8	2,012.2	1,957.4	2,222.0	1,502.5

Noncontrolling interests	88.6	77.4	71.6	57.2	37.9

Total Stockholders’ equity	2,129.4	2,089.6	2,029.0	2,279.2	1,540.4

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
Overview of 2010 Financial Performance
We view 2010 as a transition year from the global recession of 2009 to the resumption of secular growth trends in our global markets. Net income attributable to ATI for the full year 2010 increased to $70.7 million, or $0.72 per share, compared to $31.7 million, or $0.32 per share, for 2009. Sales in 2010 increased 33% to $4.05 billion compared to $3.05 billion for 2009. Direct international sales for 2010 increased $333.4 million and represented 32% of our total sales. For 2010, the Flat-Rolled Products segment generated 59%, the High Performance Metals generated 34%, and the Engineered Products segment generated 7% of our direct international sales.
     Our 2010 results reflect ATI’s position as a globally focused, diversified high-value specialty metals company with strong cash flow and liquidity, and a solid balance sheet. The aerospace and defense market and the global infrastructure markets, specifically oil and gas, chemical process industry, and electrical energy, and the medical market have been driving our performance for the last several years. For 2010, 25% of our sales were to the aerospace and defense market, 19% to the oil and gas markets and the chemical process industry, 17% to the electrical energy market, and 6% to the medical market. These major high-value global markets represented 67% of ATI’s 2010 sales.
     In our High Performance Metals segment, year-over-year sales increased 3% to $1.34 billion, due primarily to improved demand from the commercial aerospace jet engine market, as the supply chain adjusted to increasing aircraft production schedules and the aeroengine aftermarket improved as a result of increased flight activity. In addition, demand from the medical market for implants and imaging equipment increased by 36%. The improvement in these markets was partially offset by lower demand for our materials from the chemical processing and nuclear energy markets. Operating profit for the High Performance Metals segment was $257.8 million, a 10% increase compared to 2009, due primarily to higher shipments for most of our products and the benefits from our gross cost reductions, which were partially offset by lower average base selling prices as a result of a more competitive pricing environment for our nickel-based and specialty alloys and our titanium and titanium alloys. Start-up and idle facility costs of $55.8 million negatively impacted 2010 results. The start-up costs relate mostly to our Rowley, UT premium-titanium sponge facility. The facility is operational and producing sponge, as we work on standardizing the process and improving yields as part of the orderly production ramp up. Idle facility costs relate mostly to our Albany, OR titanium sponge facility, which is positioned to be back in production when warranted by market conditions.

     In our Flat-Rolled Products segment, sales increased 54% to $2.34 billion primarily as a result of increased product shipments due to improvement in the global economy and higher raw material surcharges. Total product shipments increased 30% for the full year 2010 with shipments of standard stainless products improving 35% and demand for high-value products improving 24%. Volatile raw material costs and the resulting impact on surcharges affected customer buying behavior during the year as they managed inventory levels and the timing of purchases. Operating profit for the Flat-Rolled Products segment increased to $85.9 million, a 20% increase compared to 2009. The improvement in 2010 operating profit was due primarily to higher shipments and the benefits from our gross cost reduction efforts. Operating results for 2010 were negatively impacted by a $70.7 million LIFO inventory valuation charge as a result of higher raw material costs compared to a LIFO inventory valuation benefit of $60.8 million recognized in 2009.
     In our Engineered Products segment, 2010 sales increased 56% to $371.8 million primarily due to increased demand from all the major markets for our products: oil and gas, transportation, construction and mining, and cutting tools. The significant sales increase resulted in an operating profit of $12.8 million for 2010 compared to an operating loss of $23.8 million for 2009. Results for 2009 included idle facility and workforce reduction costs of $5.7 million.
     For 2010, total segment operating profit increased 26% to $356.5 million compared to $282.2 million for 2009.
     During 2010, we strengthened our positions in key global growth markets, continued to enhance our manufacturing capabilities, reduced costs, and maintained our strong balance sheet. We also realized continued success in implementing the ATI Business System, which is continuing to drive lean manufacturing throughout our operations. Our accomplishments during 2010 from these important efforts included:
•	Continued growth in our global market presence as direct international sales increased $333.4 million to represent 32% of total sales. We believe at least 50% of ATI’s 2010 sales were driven by global markets when we consider exports by our customers.
•	Continued improvement in our positions with key customers in the aerospace, oil and gas, electrical energy, and medical markets as we entered into new long-term agreements for our Mission Critical Metallics® , to reduce their supply uncertainty. In December 2010, our industrial titanium joint venture, Uniti LLC, announced it had been chosen to supply a significant portion of the commercially pure (CP) titanium to be used in the world’s largest seawater desalination plant being built in Ras Az Zawr, Saudi Arabia. Uniti expects to supply between 5.5 million and 6.0 million pounds of CP titanium over the course of 2011.
•	Continued expansion of our industry leading technology portfolio by making important research and development investments. Our new products are gaining acceptance in the marketplace and we are particularly pleased with the acceptance of ATI 425® alloy, an innovative new titanium alloy, ATI 718 Plus® alloy, our groundbreaking nickel-based superalloy, and our ATI 500 — MIL™ alloy which is the first new armor plate product released to the market in over 40 years. These products are aimed at enabling customers to manufacture near-net-shapes more quickly and at reduced costs. During 2010, we successfully concluded a year-long program to characterize the mechanical properties of ATI 425® alloy for qualification in aerospace applications and made progress in commercializing this alloy for armor and defense applications where light weight, strength and formability are critical. In addition during 2010, we entered into a long-term agreement to supply ATI 718 Plus® alloy for use in legacy, next-generation, and future jet engines.
•	We continued to realize significant benefits from our strategic focus on key high value specialty products, including titanium and titanium alloys, nickel-based alloys and specialty alloys, exotic alloys, and grain-oriented electrical steel. In 2010, sales of these key high value products represented 50% of our total sales.
•	We continued to build a foundation for profitable growth. We significantly increased strategic capital investments in our businesses to support the expected long-term growth in our markets, especially for titanium and titanium alloys, nickel-based alloys and superalloys, and vacuum melted specialty alloys. During the past seven years, we have invested $2.1 billion, of which $219 million was spent in 2010, to expand our titanium sponge production, and our melting, rolling, finishing, and product capabilities. During this same seven year period, we have generated over $2.3 billion in cash flow from operations which has allowed us to self-fund these important investments. Our recently completed and on-going major strategic capital projects include:
•	The expansion of ATI’s aerospace quality titanium sponge production capabilities. Titanium sponge is an important raw material used to produce our titanium mill products. Our greenfield premium-grade titanium sponge (jet engine rotating parts) facility in Rowley, UT, with a total cost of approximately $500 million, has commenced initial production, and production is planned to systematically increase during 2011. When this Utah sponge facility is fully operational, our total annual sponge production capacity, including our Albany, OR standard grade titanium sponge facility, is projected to be approximately 46 million pounds. These secure supply sources are intended to reduce our purchased titanium sponge and purchased titanium scrap requirements. In addition, the Utah facility will have the infrastructure in place to further expand annual capacity by approximately 18 million pounds, bringing the total annual capacity at that facility to 42 million pounds, if needed.
•	The design and construction of a $260 million titanium alloys and nickel-based alloys and superalloys forging facility at our operations in North Carolina. This new facility, which was constructed in phases through 2009, includes a new 10,000 ton press forge and a new 700mm radial forge, both of which we believe are the largest of their kind in the world for producing these types of alloys. The facility also includes billet conditioning and finishing equipment. The conditioning, finishing and inspection assets commenced operations in the 2008 third quarter and the forging equipment commenced operations in the third quarter of 2009.
•	The design and construction of a new advanced specialty metals hot rolling and processing facility at our existing Brackenridge, PA site. The project is estimated to cost approximately $1.1 billion and be completed by the end of 2013. The primary vendors have been selected, and equipment orders placed, with engineering and site preparation for the facility progressing. Our new advanced hot-rolling and processing facility is designed to be the most powerful mill in the world for production of specialty metals. It is designed to produce exceptional quality, thinner, and wider hot-rolled coils at reduced cost with shorter lead times, and require lower working capital requirements. When completed, we believe ATI’s new advanced specialty metals hot rolling and processing facility will provide unsurpassed manufacturing capability and versatility in the production of a wide range of flat-rolled specialty metals. We expect improved productivity, lower costs, and higher quality for our diversified product mix of flat-rolled specialty metals, including nickel-based and specialty alloys, titanium and titanium alloys, zirconium alloys, Precision Rolled Strip ® products, and stainless sheet and coiled plate products. It is designed to roll and process exceptional quality hot bands of up to 78.62 inches, or 2 meters, wide.
•	In connection with the new advanced specialty metals hot rolling and processing facility, in 2010 we completed the consolidation of our Natrona, PA grain-oriented electrical steel melt shop into ATI’s Brackenridge, PA melt shop. This consolidation is expected to improve the overall productivity of ATI’s flat-rolled grain-oriented electrical steel and other stainless and specialty alloys, and reduce the cost of producing slabs and ingots. The investment should also result in significant reduction of particulate emissions.
•	We increased our capacity to produce zirconium products through capital expansions of zirconium sponge production and VAR melting. This new zirconium sponge and melting capacity better positions ATI for the current and expected growth in demand from the nuclear energy and chemical process industry markets. We believe ATI is now the world’s largest producer of critical reactor grade zirconium sponge for the nuclear energy market.
•	Our Chinese joint venture company known as Shanghai STAL Precision Stainless Steel Company Limited (“STAL”), in which ATI has a 60% interest, completed in 2009 an expansion of its Precision Rolled Strip ® operations in Shanghai, China which nearly triples STAL’s precision rolling and slitting capacity. This expansion better positions STAL to benefit from China’s electronics and telecommunications manufacturing market for cell phones and smartphones, as well as China’s rapidly growing automotive parts manufacturing market. We believe STAL is the largest producer of these thin strip products in China and that our new facility gives us a significant competitive advantage in this growing market.
•	In October 2009, we acquired the assets of Crucible Compaction Metals and Crucible Research, a western Pennsylvania producer of advanced powder metal products, for approximately $39 million. The acquired assets, which have been named ATI Powder Metals, expand our specialty metals product portfolio. Powder metals are used in the production of complex alloy chemistries, typically when conventional processes cannot be used. Powder metals represent a growth opportunity for ATI as more powder metals are used in the aerospace industry for the latest generation of jet engines and for the production of near-net-shape parts. Additional markets for these powder metals products include oil and gas, electrical energy, and medical.
•	In 2010, we expanded our capabilities to serve the oil and gas and aero engine markets with the construction of a $16 million precision machining center at ATI’s Sheffield, U.K. operation which enables us to provide our customers with near-net-shape products.
We currently plan to spend $300 million to $350 million for capital expenditures in 2011 and we expect capital spending to remain in this range for each of the next few years as we complete our strategic projects.
•	We continued to expand our growth opportunities with the announcement in November 2010 of an agreement to acquire Ladish Co., Inc. for an aggregate fully distributed equity value of approximately $778 million ($24.00 per share in cash, or $389 million, and 0.4556 of a share of ATI common stock for each share of Ladish common stock). The acquisition of Ladish, which we expect will close in the spring of 2011, will enable us to combine their technologically advanced forging, investment casting, and machining capabilities with our unique industry-leading product portfolio to create a more integrated, stable and sustainable supply chain for aerospace, defense and industrial markets.
•	We realized significant cash generation in 2010 of which we invested $319 million in managed working capital to meet the needs of the improving business activity, invested $219 million in strategic capital expenditures, and returned $71 million to stockholders in cash dividends. Cash on hand at the end of 2010 was $432.3 million, a decrease of $276.5 million from year-end 2009.

•	We continued to maintain our strong balance sheet. At the end of 2010, our U.S. defined benefit pension plan was fully funded and our percentages of net debt to total capitalization and total debt to total capital were 23.6% and 34.3%, respectively. In January 2011, we sold $500 million in aggregate principal amount of 5.95% Senior Notes due 2021 and realized net proceeds of $496 million. We intend to use these proceeds to finance the cash portion of the merger consideration in the pending acquisition of Ladish Co., Inc. with the remainder to be used for general corporate purposes.
•	We continued to focus on safety across ATI’s operations. In 2010, through the efforts of our employees, ATI Allegheny Ludlum achieved an impressive milestone: one year since the last lost time injury was sustained. Across our company, the OSHA Total Recordable Incident Rate was 2.88% and our Lost Time Case Rate was 0.53 per 200,000 hours worked.
•	We realized continued success from the ATI Business System, which continues to drive lean manufacturing throughout our operations. In addition to the safety performance discussed above, we realized $135 million in gross cost reductions in 2010, which exceeded our goal of $100 million. We have targeted additional gross cost reductions of at least $100 million in 2011.
As we begin 2011, our key global markets are showing signs of strong growth. Our outlook for commercial aerospace remains bullish. We expect to benefit from increased production schedules for legacy aircraft and increased demand for aftermarket jet engine spare parts. In addition, both Boeing and Airbus have reported that they are considering further single-aisle aircraft production increases beyond 2012. Demand for our products generally leads a change to a production build schedule by approximately 6 to 12 months.
     We expect the global oil and gas and chemical process industries to remain strong due to increased demand from offshore oil and gas projects, large sour gas pipelines, desalination projects, and increasing orders for chemical processing projects from several areas of the world.
     In the electrical energy market, we expect demand for our grain-oriented electrical steel for power distribution to remain essentially flat. We also expect demand from the nuclear electrical energy market to remain flat in 2011, although growth opportunities exist for new nuclear plants under construction over the next several years. The medical market reached a record of nearly 6% of sales in 2010. We expect strong demand to continue in 2011. We also expect to benefit from our ongoing market and product development activities aimed at introducing innovative new ATI alloys and extending our reach into our key global markets with product forms that are new to ATI. We intend to use these improving market conditions to continue to positively differentiate ATI as a uniquely positioned, diversified, technology-driven global specialty metals producer.
Results of Operations
Sales were $4.05 billion in 2010, $3.05 billion in 2009 and $5.31 billion in 2008. Direct international sales represented approximately 32% of 2010 sales, 31% of 2009 sales and 28% of 2008 sales.
     Segment operating profit was $356.5 million in 2010, $282.2 million in 2009, and $944.9 million in 2008. Our measure of segment operating profit, which we use to analyze the performance and results of our business segments, excludes income taxes, corporate expenses, net interest expense, retirement benefit expense, other costs net of gains on asset sales and restructuring costs, if any. We believe segment operating profit, as defined, provides an appropriate measure of controllable operating results at the business segment level.
     Income before tax was $125.7 million in 2010, $64.9 million in 2009, and $867.7 million in 2008. Results in 2009 included after-tax charges of $17.0 million, or $0.17 per share, related to second quarter 2009 actions to retire debt and the tax consequences of our $350 million voluntary pension contribution.
     Net income attributable to ATI was $70.7 million for 2010, $31.7 million for 2009, and $565.9 million for 2008.
     We operate in three business segments: High Performance Metals, Flat-Rolled Products and Engineered Products. These segments represented the following percentages of our total revenues and segment operating profit for the years indicated:

		2010	2009		2008

		Operating		Operating		Operating
	Revenue	Profit	Revenue	Profit (Loss)	Revenue	Profit

High Performance Metals	33%	72%	43%	83%	37%	58%

Flat-Rolled Products	58%	24%	49%	25%	55%	40%

Engineered Products	9%	4%	8%	(8%)	8%	2%

     Information with respect to our business segments is presented below and in Note 13 of the Notes to Consolidated Financial Statements.
High Performance Metals

(In millions)	2010%	Change	2009%	Change	2008

Sales to external customers	$1,337.5	3%	$1,300.0	(33%)	$1,944.9

Operating profit	257.8	10%	234.7	(56%)	539.0

Operating profit as a percentage of sales	19.3%		18.1%		27.7%

Direct international sales as a percentage of sales	32.8%		32.8%		30.0%

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
2010 Compared to 2009
Sales for the High Performance Metals segment for 2010 increased 3% to $1.34 billion, due primarily to improved demand from the commercial aerospace jet engine market, as the supply chain adjusted to increasing aircraft production schedules and the aeroengine aftermarket improved as a result of increased flight activity. In addition, demand from the medical market for implants and imaging equipment increased by 36%. The improvement in these markets was partially offset by lower demand for our materials from the chemical processing and nuclear energy markets. Shipment volumes increased for titanium mill products and nickel-based and specialty alloys, while average base selling prices for these products were lower as a result of a more competitive pricing environment. Direct international sales as percentage of total segment sales were 32.8% for both periods. Comparative information on the segment’s products for the years ended December 31, 2010 and 2009 was:

For the Years Ended December 31,	2010	2009%	Change

Volume (000’s pounds):
Titanium mill products	25,457	23,588	8%
Nickel-based and specialty alloys	37,272	32,562	14%
Exotic alloys	4,382	5,067	(14%)

Average prices (per pound):
Titanium mill products	$19.37	$20.92	(7%)
Nickel-based and specialty alloys	$14.03	$14.43	(3%)
Exotic alloys	$60.68	$57.79	5%

     Aerospace represents a significant market for our High Performance Metals segment, especially for premium quality specialty metals used in the manufacture of jet engines for the original equipment and spare parts markets. In 2010, the aerospace market represented 58% of the revenues of the segment with products for jet engines representing the majority of the sales. In addition, we have become a larger supplier of specialty metals used in airframe construction. In 2010, sales of our material into the airframe market represented approximately 36% of our aerospace market sales. During 2010, we successfully concluded a year-long program to characterize the mechanical properties of ATI 425® alloy, a new patented cold-rollable titanium alloy, for aerospace applications qualification. In addition during 2010, we entered into a long-term agreement to supply ATI 718 Plus® alloy, a new patented nickel-based superalloy, for use in legacy, next-generation, and future jet engines.

     Over the past several years, we have entered into long-term agreements with our customers for Mission Critical Metallics® to reduce their supply uncertainty. In September 2009, we signed a ten-year sourcing agreement with Rolls-Royce plc for the supply of nickel-based superalloy disc-quality products for commercial jet engine applications with potential revenue estimated to be between $750 million and $1 billion. In January 2007, we announced a long-term sourcing agreement with GE Aviation for the supply of premium titanium alloys, nickel-based superalloys, and vacuum-melted specialty alloys products for commercial and military jet engine applications. Historical and anticipated revenues under this agreement plus ATI Allvac’s direct sales to GE Aviation for the period 2007 through 2011 could exceed $2 billion. In addition, in October 2006 we announced a long-term agreement with The Boeing Company to supply titanium alloys products for Boeing’s aircraft airframes and structural components, including Boeing’s 787 Dreamliner. Total revenues under this contract may be as much as $2.5 billion for the years 2007 through 2015. This long-term agreement includes both long-product forms which are manufactured within the High Performance Metals segment, and a significant amount of plate products which are manufactured utilizing assets of both the High Performance Metals and Flat-Rolled Products segments. Revenues and profits associated with these titanium mill products covered by the long-term agreement are included primarily in the results for the High Performance Metals segment.
     The commercial aerospace market’s use of titanium alloys is expected to increase significantly as new aircraft airframe designs use a larger percentage of titanium alloys. For example, the new Boeing 787 Dreamliner airframe (excluding engines) is expected to use significantly more titanium and titanium alloys than any previous commercial aircraft airframe. New aircraft designs from Airbus, the A380 and A350-XWB, and from defense contractors are also expected to utilize a greater percentage of titanium alloys. Given the significant current backlogs of Boeing and Airbus, as well as the engine manufacturers, this increasing demand for titanium alloys mill products is expected to last for at least the next five years. However, The Boeing Company has experienced production difficulties with the construction of the new Boeing 787, which have delayed the planned first delivery of this new aircraft. Boeing has announced an expected first delivery date of the 787 as the third calendar quarter of 2011, a delay of approximately 3 plus years. These production difficulties, along with decreased demand in the aeroengine aftermarket due to weakness in the global economy in the late 2008 and through 2009, resulted in excess availability of materials in the aerospace supply chain. This excess availability of material had an adverse effect on the demand and selling prices for certain of the materials we produce, especially titanium alloys and nickel-based superalloys. This supply condition also resulted in the temporarily idling our Albany, OR titanium sponge facility at the end of July 2009 to adjust our titanium production and inventory levels to market demand. During 2010, aerospace market conditions began to improve as Boeing and Airbus began to ramp up production of legacy single aisle aircraft, such as the 737 and A320, to meet the demand of increasing backlogs for these aircraft. Both Boeing and Airbus have announced future production increases over the next several years for legacy and next generation aircraft which is expected to positively benefit the demand for titanium alloys and nickel-based superalloys for both jet engine and airframe applications. Due to manufacturing cycle times, demand for our specialty metals leads the deliveries of new aircraft by between 6 to 12 months. In addition, as our specialty metals are used in rotating components of jet engines, demand for our products for spare parts is impacted by aircraft flight activity and engine refurbishment requirements of U.S. and foreign aviation regulatory authorities. As the number of aircraft in service increases, the need for our materials associated with engine refurbishment is expected to increase.
Airline Miles — Revenue Passenger (Worldwide, per year, in billions)

70	75	80	85	90	95	00	05	10

286	433	676	849	1176	1396	1887	2311	2734
Source: International Civil Aviation Organization
Airline Miles — Freight
(Worldwide, tons per year, in billions)

70	75	80	85	90	95	00	05	10

8	13	20	27	40	57	81	98	108
Source: International Civil Aviation Organization

Commercial Aircraft Engines in Service
(Worldwide, per year)

2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015

37,318	38,913	39,974	41,069	42,297	43,684	44,611	45,858	47,083	48,225	49,503	50,714	52,240	53,828	55,400	57,924
Source: Airline Monitor
New Commercial Aircraft Engine Builds
(Worldwide, per year)

2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015

2,312	2,460	2,024	1,900	1,918	1,910	2,088	2,192	2,232	2,372	2,356	2,516	2,842	3,040	3,220	3,300
Source: Airline Monitor

Commercial & Military Jet Aircraft Build Rate and Forecast
(Worldwide, per year)

	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Boeing deliveries	491	527	381	281	285	290	398	441	375	481	462	500	620	670	705	670
Airbus deliveries	311	325	303	305	320	378	434	453	483	498	510	548	601	605	605	610
Regional Jet del.	293	325	300	315	312	260	185	183	225	183	135	172	149	185	240	320
Military A/C del.	130	115	128	160	243	243	241	226	231	211	275	287	244	233	244	278

Total deliveries	1,225	1,292	1,112	1,061	1,160	1,171	1,258	1,303	1,314	1,373	1,382	1,507	1,614	1,693	1,794	1,878
     Airline revenue passenger miles and freight miles increased 8% and 19%, respectively, in 2010 compared to 2009, recovering from decreases of 4.1% and 13.0%, respectively, in 2009 and exceeding previous peaks in 2008. Since 2004, airline revenue passenger miles and freight miles have compound annual growth rates of 4.2% and 2.1%, respectively, according to the International Civil Aviation Organization (ICAO) data. Based on January 2011 forecasts, the ICAO expects growth of at least 5% annually, for several years, based on the demand for passenger and freight travel from developing economies, especially in Asia and the Middle East, and expected continuing economic growth in the rest of the world. New commercial and military jet aircraft deliveries have increased 3.4% annually since 2005. Independent forecasts from both Airline Monitor and Forecast International project over 6% compound growth of commercial and military jet aircraft deliveries for the next 5 years.
     High Performance Metals segment operating profit for 2010 increased 10% to $257.8 million compared to 2009 primarily due to higher shipments of titanium and nickel-based and specialty steel alloys, which were partially offset by lower average selling prices for most of our products, lower exotic alloys shipment volume, and $55.8 million for idle facility and start-up costs, mainly involving the primary titanium sponge operations. In addition, operating profit over the past several years has been affected by volatile raw material costs. Titanium and titanium scrap prices decreased slightly in 2010, following significant declines in 2009 and 2008. These and other raw material costs are largely recovered in product selling prices through raw material indices which attempt to match purchased material costs with shipments. However, in an environment of rapidly declining or increasing costs, these raw material indices included in product selling prices may not completely match related raw material costs due to the long manufacturing times for some of our products. Results for 2010 included a LIFO inventory valuation reserve benefit of $16.3 million. The rapid decrease in raw material costs in late 2008 had a significant negative effect on 2009 operating profit as shipments produced with raw material purchased earlier in the year at higher costs were sold based upon raw material indices which reflected lower raw material prices. These negative impacts on operating profit in 2009 were offset by LIFO inventory valuation reserve benefits of $33.0 million.
     We continued to aggressively reduce costs in 2010. Gross cost reductions, before the effects of inflation, totaled approximately $68 million. Major areas of gross cost reductions included $28 million from procurement savings, $34 million from operating efficiencies, and $6 million from reductions in compensation and benefit expenses.
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
Flat-Rolled Products

(In millions)	2010	% Change	2009	% Change	2008

Sales to external customers	$2,338.5	54%	$1,516.1	(48%)	$2,909.1

Operating profit	85.9	20%	71.3	(81%)	377.4

Operating profit as a percentage of sales	3.7%		4.7%		13.0%

Direct international sales as a percentage of sales	32.4%		30.0%		26.8%

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
2010 Compared to 2009
Sales for the Flat-Rolled Products segment for 2010 were $2.34 billion, or 54% higher than 2009, due primarily to increased shipments, higher raw material surcharges, and improved base-selling prices for stainless products. Total product shipments increased 30% for 2010, as demand for high value and standard stainless products improved, and direct international sales continued to increase. Comparative information on the segment’s products for the years ended December 31, 2010 and 2009 was:

For the Years Ended December 31,	2010	2009	% Change

Volume (000’s pounds):
High value	454,874	367,195	24%
Standard	642,255	474,950	35%

Total Flat-Rolled Products	1,097,129	842,145	30%

Average prices (per pound):
High value	$2.83	$2.49	14%
Standard	$1.62	$1.22	33%
Total Flat-Rolled Products	$2.12	$1.77	20%

     The average transaction prices to customers, which include the effect of raw material surcharges, increased by 20% in 2010, to $2.12 per pound. Direct international sales as a percentage of total segment sales increased to 32.4% in 2010, surpassing the previous historic high of 30% in 2009. Sales of standard products, primarily stainless steel cold roll sheet, represented the largest growth area of international sales.
     Our Flat-Rolled Products segment high-value product shipments, which include engineered strip, Precision Rolled Strip, super stainless steel, nickel-based alloys, specialty alloys, titanium, and grain-oriented electrical steel products, increased 24% in 2010 while average transaction prices for these high-value products increased 14%. Demand for our engineered strip and Precision Rolled Strip improved throughout 2010 as most markets continued to improve. Demand for our titanium products from the chemical process industry and oil and gas markets rebounded from low 2009 levels, and shipments of titanium and ATI- produced UNITI titanium products increased 21% to approximately 12.5 million pounds in 2010. Shipments of our grain-oriented electrical steel products, while negatively impacted by the downturn in residential and commercial construction, benefited from our long-term supply agreements with key customers.
Shipments of our standard products, which primarily include stainless steel hot roll and cold roll sheet, and stainless steel plate, increased 35% while average transaction prices for these products increased by 33%. In 2010, consumption in the U.S. of stainless steel strip, sheet and plate products increased by 30%, compared to 2009 consumption, according to the Specialty Steel Institute of North America (SSINA), using annualized November 2010 information. The 2010 annual consumption of 1.25 million tons, although a return to 2008 levels, still reflects below average demand compared to historical periods.

Source: SSINA
US ADC of Stainless Sheet and Strip (hot rolled and cold rolled)

	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	*

Millions of Tons	1.90	1.88	1.55	1.58	1.57	1.81	1.62	1.84	1.52	1.25	0.96	1.25

*     2010 represents Nov YTD annualized
The majority of our flat-rolled products are sold at prices that include surcharges for raw materials, including purchased scrap, that are required to manufacture our products. These raw materials include nickel, iron, chromium, and molybdenum. Nickel, which comprises a significant percentage of our material costs, and where price is influenced by commodity exchange trading, continued to be volatile during 2010. The cost of nickel increased 53% during the first four months of 2010 to an average monthly cost of $11.81 per pound in April 2010, only to decline 25% over the next three months to an average monthly cost of $8.86 in July 2010. During the next last five months of 2010, the cost of nickel increased 23% to a December 2010 average of $10.94 per pound. Our other major raw materials were also volatile during 2010 with chromium increasing almost 50%, and iron and molybdenum each increasing over 40%. Volatility in raw material surcharges affects customer purchasing trends.

00	01	02	03	04	05	06	07	08	09	10

3.32	2.69	3.26	6.43	6.25	6.09	15.68	11.79	4.39	7.74	10.94
Source: London Metals Exchange

00	01	02	03	04	05	06	07	08	09	10

85	74	105	173	233	255	229	297	221	275	395

00	01	02	03	04	05	06	07	08	09	10

0.41	0.29	0.35	0.54	0.69	0.54	0.66	1.71	1.03	0.89	1.33
Source: Platts Metals Week

00	01	02	03	04	05	06	07	08	09	10

2.23	2.36	3.26	7.26	31.24	26.58	24.78	32.38	9.60	11.38	16.19
Source: Platts Metals Week
     Operating income was $85.9 million, a 20% increase compared to 2009. The improvement in 2010 operating profit was due primarily to increased shipments, higher average base selling prices for most of our products, $14.3 million lower idle facility costs, and the benefits from our gross cost reduction efforts. These results were partially offset by a LIFO inventory valuation reserve charge of $70.7 million in 2010, due to the significant increases in raw material costs. In 2009, Flat-Rolled Products segment results included a LIFO inventory valuation reserve benefit of $60.8 million.
     We continued to aggressively reduce costs and streamline our flat-rolled products operations. In 2010, we achieved gross cost reductions, before the effects of inflation, of approximately $47 million in our Flat-Rolled Products segment. Major areas of gross cost reductions included $40 million from procurement savings and operating efficiencies and $7 million from reductions in compensation and benefit expenses. Our melt shop consolidation project, involving the melting of grain oriented electrical steel in our Brackenridge, PA stainless steel melt shop and the closure of the Natrona, PA melt shop is expected to result in considerable cost savings beginning in 2011.
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
     Shipments of our standard products, which primarily include stainless steel hot roll and cold roll sheet, and stainless steel plate, decreased 19% while average transaction prices for these products decreased by 43%. In 2009, consumption in the U.S. of stainless steel strip, sheet and plate products decreased by more than 25%, compared to 2008 consumption, according to the SSINA. The 2009 annual consumption of 960 thousand tons was the lowest level in at least 15 years.
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
Engineered Products

(In millions)	2010	% Change	2009	% Change	2008

Sales to external customers	$371.8	56%	$238.8	(48%)	$455.7

Operating profit (loss)	12.8	154%	(23.8)	n/m	20.9

Operating profit (loss) as a percentage of sales	3.4%		(10.0%)		4.6%

Direct international sales as a percentage of sales	23.6%		29.3%		28.5%

     Our Engineered Products segment includes the production of tungsten powder, tungsten heavy alloys, tungsten carbide materials and carbide cutting tools. The segment also produces carbon alloy steel impression die forgings, and large grey and ductile iron castings, and provides precision metals processing services. The operations in this segment are ATI Tungsten Materials (formerly ATI Metalworking Products), ATI Portland Forge, ATI Casting Service and ATI Precision Finishing (formerly ATI Rome Metals).
     The major markets served by our products of the Engineered Products segment include a wide variety of industrial markets including oil and gas, machine and cutting tools, transportation, construction and mining, electrical energy, aerospace and defense, and automotive.

2010 Compared to 2009
Sales for the Engineered Products segment increased 56% to $371.8 million in 2010 as demand continued to improve from the oil and gas, transportation, aerospace, electrical energy, and automotive markets, but remained weak from the wind energy market.
     The improved demand and better pricing for most products resulted in operating profit of $12.8 million for 2010, compared to an operating loss of $23.8 million for 2009. Operating results were impacted by idle facility costs of $2.7 million for 2010. Results for 2010 included a LIFO inventory valuation reserve charge of $5.8 million due to higher raw material costs. In 2009, the operating loss included idle facility and workforce reduction costs of $5.7 million, and was partially offset by a LIFO benefit of $9.0 million primarily as a result of lower raw material costs.
     In 2010, we achieved gross cost reductions, before the effects of inflation, of approximately $20 million in our Engineered Products segment. Major areas of gross cost reductions included $13 million from procurement savings and operating efficiencies, and $7 million from lower compensation and benefit expenses.
2009 Compared to 2008
Sales for the Engineered Products segment decreased 48% to $238.8 million in 2009 as the global economic recession severely depressed demand and selling prices of most of our products from all of our major markets.
     The significant sales decline resulted in an operating loss of $23.8 million for 2009 compared to an operating profit of $20.9 million for 2008. Operating results for 2009 were adversely affected by idle facility and workforce reduction costs of $5.7 million. The decline in profitability was partially offset by a LIFO inventory valuation reserve benefit of $9.0 million primarily as a result of lower raw material costs and the benefits of gross cost reductions. In 2008, operating profit included a LIFO inventory valuation reserve benefit of $8.6 million.
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
Corporate Expenses
Corporate expenses were $64.1 million in 2010 compared to $53.1 million in 2009, and $56.8 million in 2008. The increase in corporate expenses year over year was primarily the result of corporate funded R&D, costs associated with the planned acquisition of Ladish Co., Inc. and performance-based incentive compensation expenses. The decline in corporate expenses in 2009 was primarily due to lower expenses associated with annual and long-term incentive compensation programs.
Interest Expense, Net
Interest expense, net of interest income and interest capitalization, was $62.7 million for 2010 compared to $19.3 million for 2009 and $3.5 million for 2008. The increase in interest expense in 2010 was due to lower capitalized interest on strategic projects as a result of project completions as well as the full year of interest costs associated with the debt issuances completed in the 2009 second quarter.
     Interest expense is presented net of interest income of $1.1 million for 2010, $2.1 million for 2009, and $9.8 million for 2008. The decline in interest income over the periods primarily resulted from lower interest rates on invested cash.
     Capital expenditures associated with strategic investments to expand our production capabilities resulted in interest capitalization in 2010, 2009 and 2008. Interest expense in 2010, 2009, and 2008 was reduced by $12.5 million, $39.0 million, and $25.0 million, respectively, related to interest capitalization on major strategic capital projects.
     In prior years, we entered into “receive fixed, pay floating” interest rate swap contracts related to our $300 million, 8.375% 10-year Notes due in 2011 (“2011 Notes”), which were later settled, resulting in a gain. The settlement gain is being amortized into income as an offset to interest expense over the remaining life of the 2011 Notes. Interest expense decreased by $0.9 million in 2010, $1.3 million in 2009, and $2.0 million in 2008 due to these previously settled interest rate swap agreements.
     In June 2009, we completed the issuance of $350 million of 9.375% 10-year Senior Notes and a tender offer for the 2011 Notes. As a result of the tender offer, in June 2009 we retired $183.3 million of the 2011 Notes, which resulted in a special charge for debt extinguishment of $9.2 million pre-tax, or $5.5 million after-tax, in the second quarter 2009.

Other Expenses, Net of Gains on Asset Sales
Other expenses, net of gains on asset sales, includes charges incurred in connection with closed operations, pretax gains and losses on the sale of surplus real estate, non-strategic investments and other assets, and other non-operating income or expense. These items are presented primarily in selling and administrative expenses, and in other income in the consolidated statements of income and resulted in net charges of $13.9 million in 2010, $13.8 million in 2009 and $8.5 million in 2008. Other expenses for 2010, 2009 and 2008 primarily related to legal costs associated with closed operations.
Retirement Benefit Expense
Retirement benefit expense, which includes pension and postretirement medical benefits, decreased in 2010 after increasing in 2009. The decrease in 2010 was primarily due to higher than expected returns on pension plan assets in 2009 and the benefits resulting from our voluntary pension contributions made over the past several years. The increase in retirement benefit expense in 2009 was primarily due to lower returns on plan assets in 2008, which was partially offset by the benefits of voluntary pension contributions made over the past several years. Over the past seven years, we have made $765.2 million of voluntary pension contributions to our U.S. qualified defined benefit pension plan, including $350 million in the second quarter of 2009. Retirement benefit expense was $90.1 million for 2010, $121.9 million for 2009, and $8.4 million for 2008. Retirement benefit expenses are included in both cost of sales and selling and administrative expenses. Retirement benefit expense included in cost of sales and selling and administrative expenses for the years ended 2010, 2009 and 2008 was as follows:

(In millions)	2010	2009	2008

Cost of sales	$64.6	$85.4	$5.3
Selling and administrative expenses	25.5	36.5	3.1

Total retirement benefit expense	$90.1	$121.9	$8.4

     Total retirement benefit expense for 2011 is expected to decrease to approximately $77 million, a $13 million reduction from 2010. We expect pension expense to decline to approximately $56.6 million, a decrease of $14.8 million compared to pension expense of $71.4 million in 2010. This expected decrease is a result of the benefit of higher than expected returns on pension plan assets in 2010, partially offset by utilizing a lower discount rate to value the plan’s obligations and a 25 basis point reduction in the expected return on pension plan assets for 2011.
Income Taxes
Net income for 2010 included a provision for income taxes of $47.0 million, or 37.4% of income before tax, for U.S. Federal, foreign and state income taxes. The 2010 provision for income taxes included a non-recurring charge of $5.3 million related to the Patient Protection and Affordable Care Act. Under this legislation, the tax advantage of the subsidy to encourage companies to provide retiree prescription drug coverage was eliminated. Although the elimination of this tax advantage under the new legislation does not take effect until 2013, the Company was required by U.S. generally accepted accounting principles to recognize the full accounting impact in the period in which the Act became law. Since future anticipated retiree health care liabilities and related tax subsidies were already reflected in ATI’s financial statements, the change in law resulted in a reduction of the value of the Company’s deferred tax asset related to the subsidy. Results of operations for 2010 also included a tax charge of $3.9 million primarily due to the Small Business Jobs and Credit Act, which allows businesses of all sizes to accelerate depreciation on certain property placed into service during 2010, which increased the Company’s ability to recover prior years’ cash taxes paid, but reduced the current year tax benefit of the manufacturing deduction. Net income for 2009 included a provision for income taxes of $26.9 million, or 41.4% of income before tax, for U.S. Federal, foreign and state income taxes. The 2009 provision for income taxes included a non-recurring charge of $11.5 million recognized in the second quarter 2009 primarily associated with the tax consequences of the June 2009 $350 million voluntary cash contribution to our pension plan. Results of operations for 2008 included a provision for income taxes of $294.2 million, or 33.9% of income before tax. The results for 2008 benefited from a $11.9 million favorable adjustment of prior years’ taxes.
     Deferred taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes, and differences between the fair value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income taxes represent future tax benefits or costs to be recognized when those temporary differences reverse. At December 31, 2010, we had a net deferred tax liability of $74.2 million.
Financial Condition and Liquidity
On January 7, 2011, we issued $500 million aggregate principal amount of 5.95% Senior Notes due 2021 (the “2021 Notes”). The 2021 Notes will pay interest semi-annually in arrears at a rate of 5.95% per year and will mature on January 15, 2021, unless earlier repurchased. We intend to use net proceeds from the offering of the 2021 Notes to finance the cash portion of the merger consideration to be paid in our previously announced acquisition of Ladish and pay related fees and expenses. The additional net proceeds will be used for general corporate purposes.
     We believe that internally generated funds, current cash on hand including the proceeds from the 2021 Notes, and available borrowings under our existing credit facilities will be adequate to meet foreseeable liquidity needs, including the continuing expansion of our production capabilities over the next few years.
     We did not borrow funds under our domestic senior unsecured credit facility during 2010, 2009, or 2008. However, as of December 31, 2010 approximately $7 million of this facility was utilized to support letters of credit.
     If we needed to obtain additional financing using the credit markets, the cost and the terms and conditions of such borrowings may be influenced by our credit rating. Changes in our credit rating do not impact our access to, or the cost of, our existing credit facilities.
     We have no off-balance sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.
Cash Flow and Working Capital
Cash flow from operations for 2010 was $27.1 million, as an investment in managed working capital of $318.5 million to support increased business activity and higher raw material costs offset improved profitability. During 2010, we invested $219.1 in capital expenditures. Cash used in financing activities was $86.8 million in 2010, primarily due to dividend payments of $70.8 million. At December 31, 2010, cash and cash equivalents on hand totaled $432.3 million, a decrease of $276.5 million from year end 2009.
     Cash flow from operations for 2009 was $218.5 million, which included a reduction in managed working capital of $350.5 million due to lower business activity and raw material costs, partially offset by a voluntary net cash pension contribution of $241.5 million ($350 million contribution less $108.5 million U.S. Federal income tax refund). Excluding the voluntary net cash pension contribution, cash flow from operations was $460 million for 2009. During 2009, we invested $454.3 in capital expenditures, including approximately $39 million for the acquisition of a specialty powder metals business. Cash provided by financing activities was $474.1 million in 2009 due to receipt of $734.4 million of net proceeds from the second quarter 2009 debt issuances, partially offset by debt retirements of $188.8 million and dividend payments of $70.6 million. At December 31, 2009, cash and cash equivalents on hand totaled $708.8 million, an increase of $238.9 million from year end 2008.
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

	03	04	05	06	07	08	09	10

Millions/$	576	853	1,048	1,582	1,627	1,412	1,061	1,380
% of Annualized Revenue	30.7%	29.5%	30.3%	29.0%	32.2%	35.2%	34.5%	34.4%
     In 2010, managed working capital, which we define as gross inventory plus gross accounts receivable less accounts payable, increased by $318.5 million due to increased business activity and increased costs for certain raw materials. The increase in managed working capital was a use of cash in 2010, as gross inventory increased $250.8 million and accounts receivable increased $152.5 million, partially offset by an increase in accounts payable of $84.8 million. Managed working capital was a source of $350.5 million of cash in 2009 due to declining business levels. During 2009, gross inventory declined $183.9 million, accounts receivable declined $137.9 million and accounts payable increased by $28.7 million. In 2008 declining business levels, primarily in the fourth quarter 2008, and lower raw material costs resulted in managed working capital being a source of $214.8 million of cash. Managed working capital as a percent of annualized sales was 34.4% at the end of 2010, compared to 34.5% at the end of 2009, and 35.2% at the end of 2008. Managed working capital as a percentage of sales has increased from historical levels due to a continuing shift in mix to more value added products, primarily in the High Performance Metals and Flat-Rolled Products business segments, which have a longer manufacturing process. Days sales outstanding, which measures actual collection timing for accounts receivable, increased in 2010 compared to 2009 primarily as a result of increased international sales which have longer collection cycles. Gross inventory turns, which excludes the effect of LIFO inventory valuation reserves, increased slightly at year-end 2010 in preparation for higher business activity in early 2011.
The Components of managed working capital were as follows:

	December 31,	December 31,	December 31,
(in millions)	2010	2009	2008

Accounts receivable	$545.4	$392.0	$530.5
Inventory	1,024.5	825.5	887.6
Accounts payable	(394.1)	(308.6)	(278.5)

Subtotal	1,175.8	908.9	1,139.6
Allowance for doubtful accounts	5.6	6.5	6.3
LIFO reserve	163.0	102.8	205.6
Corporate and other	35.3	43.0	60.2

Managed working capital	$1,379.7	$1,061.2	$1,411.7

Annualized prior 2 months sales	$4,007.7	$3,076.4	$4,008.0

Managed working capital as a % of annualized sales	34.4%	34.5%	35.2%
Capital Expenditures
     Capital expenditures, for 2010 were $219.1 million, compared to $415.4 million in 2009, and $515.7 million in 2008. Over the past seven years, we have generated $2.3 billion in cash provided by operating activities and invested $2.1 billion in capital projects and for the acquisition of businesses. At the end of 2010, capital expenditures over the past seven years represented approximately 60% of total property, plant and equipment before accumulated depreciation. This percentage is a significant indicator of the modern nature of the Company’s productive capacity.

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
In service:
•	The expansion of ATI’s aerospace quality titanium sponge production capabilities. Titanium sponge is an important raw material used to produce our titanium mill products. Our greenfield premium-grade titanium sponge (jet engine rotating parts) facility in Rowley, UT, with a total cost of approximately $500 million, has commenced production, and production is planned to systematically increase during 2011. When this Utah sponge facility is fully operational, our total annual sponge production capacity including our Albany, OR standard grade titanium sponge facility is projected to be approximately 46 million pounds. These secure supply sources are intended to reduce our purchased titanium sponge and purchased titanium scrap requirements. In addition, the Utah facility will have the infrastructure in place to further expand annual capacity by approximately 18 million pounds, bringing the total annual capacity at that facility to 42 million pounds, if needed. At the end of July 2009, we temporarily idled our Albany, OR titanium sponge facility to adjust production and inventory levels. This facility is positioned to be back in production when warranted by market conditions.

•	The expansion of ATI’s mill products processing and finishing capabilities for titanium and titanium-based alloys, nickel-based alloys and superalloys, and specialty alloys. These projects, which were constructed in phases through 2009 and totaled approximately $260 million, included an expansion of our titanium and superalloy forging capacity at our Bakers, NC facility through the addition of an integrated 10,000 ton press forge, 700mm radial forge, and conditioning, finishing and inspection facilities to produce large diameter products needed for certain demanding applications. Forging is a hot-forming process that produces wrought forging billet and forged machining bar from an ingot.

•	The consolidation of our Natrona, PA grain-oriented electrical steel melt shop into ATI’s Brackenridge, PA melt shop in 2010. This consolidation is improving the overall productivity of ATI’s flat-rolled grain-oriented electrical steel and other stainless and specialty alloys, and is reducing the cost of producing slabs and ingots. The investment should also result in significant reduction of particulate emissions. We expect to realize considerable cost savings from this consolidation beginning in 2011.

•	Our STAL joint venture completed an expansion in 2009 that nearly tripled STAL’s rolling and slitting capacity to produce Precision Rolled Strip® products, at a cost of approximately $100 million. STAL is now much better positioned to benefit from China’s electronics and telecommunications manufacturing market for cell phones and smartphones, as well as China’s rapidly growing automotive parts manufacturing market. We believe STAL is the largest producer of these thin strip products in China and that our new facility gives us a significant competitive advantage in this growing market.

•	We increased our capacity to produce zirconium products through capital expansions of zirconium sponge production and VAR melting. This new zirconium sponge and melting capacity better positions ATI for the current and expected strong growth in demand from the nuclear energy and chemical process industry markets. We believe that ATI is now the world’s largest producer of critical reactor grade zirconium sponge for the nuclear energy market.

•	In October 2009, we acquired the assets of Crucible Compaction Metals and Crucible Research, a western Pennsylvania producer of advanced powder metal products, for approximately $39 million. This acquisition, which was named ATI Powder Metals, expanded our specialty metals product portfolio. Powder metals are used in the production of complex alloy chemistries, typically when conventional processes can not be used. Powder metals represent a growth opportunity for ATI as more powder metals are used in the aerospace industry for the latest generation of jet engines and for the production of near-net-shape parts. Additional markets for these powder metals products include oil and gas, electrical energy, and medical.

•	In 2010, we expanded our capabilities to serve the oil and gas and aero engine markets with the construction of a $16 million precision machining center at ATI’s Sheffield, U.K. operation which enables us to provide our customers with near net shape parts.
In process:
•	A new advanced specialty metals hot rolling and processing facility at our existing Brackenridge, PA site. The project is estimated to cost approximately $1.1 billion and be completed by the end of 2013. The mill equipment vendor has been selected, and equipment orders placed, with engineering and site preparation for the facility progressing. Our new advanced hot-rolling and processing facility is designed to be the most powerful mill in the world for production of specialty metals. It is designed to produce exceptional quality, thinner, and wider hot-rolled coils at reduced cost with shorter lead times, and require lower working capital requirements. When completed, we believe ATI’s new advanced specialty metals hot rolling and processing facility will provide unsurpassed manufacturing capability and versatility in the production of a wide range of flat-rolled specialty metals. We expect improved productivity, lower costs, and higher quality for our diversified product mix of flat-

rolled specialty metals, including nickel-based and specialty alloys, titanium and titanium alloys, zirconium alloys, Precision Rolled Strip® products, and stainless sheet and coiled plate products. It is designed to roll and process exceptional quality hot bands of up to 78.62 inches, or 2 meters, wide.
     We currently expect that our 2011 capital expenditures will be between $300 and $350 million, and we expect annual capital spending to remain in this range for the next few years.
Debt
Total debt outstanding decreased by $7.8 million, to $1,063.3 million at December 31, 2010, from $1,071.1 million at December 31, 2009. The decrease in debt was primarily due to scheduled principal payments made in 2010. In managing our overall capital structure, some of the measures on which we focus are net debt to total capitalization, which is the percentage of our debt, net of cash that may be available to reduce borrowings, to our total invested and borrowed capital, and total debt to total capitalization, which excludes cash balances. At year-end 2010, our net debt to total capitalization was 23.6%, compared to 15.3% at December 31, 2009, and 2.0% at December 31, 2008. Total debt to total capitalization was 34.3% at December 31, 2010 compared to 34.7% at December 31, 2009, and 20.7% at December 31, 2008.

	December 31,	December 31,
(In millions)	2010	2009

Total debt	$1,063.3	$1,071.1
Less: Cash	(432.3)	(708.8)

Net debt	$631.0	$362.3

Net debt	$631.0	$362.3
Total ATI stockholders’ equity	2,040.8	2,012.2

Net ATI capital	$2,671.8	$2,374.5
Net debt to ATI capital	23.6%	15.3%

	December 31,	December 31,
(In millions)	2010	2009

Total debt	$1,063.3	$1,071.1
Total ATI stockholders’ equity	2,040.8	2,012.2

Total ATI capital	$3,104.1	$3,083.3
Total debt to ATI capital	34.3%	34.7%

     In December 2010, the Company amended its $400 million senior unsecured domestic revolving credit facility to extend the facility term to December 2015. The facility includes a $200 million sublimit for the issuance of letters of credit. Under the terms of the facility, the Company may increase the size of the credit facility by up to $100 million without seeking the further approval of the lending group. The facility requires the Company to maintain a leverage ratio (consolidated total indebtedness divided by consolidated earnings before interest, taxes and depreciation and amortization) of not greater than 3.25, and maintain an interest coverage ratio (consolidated earnings before interest and taxes divided by interest expense) of not less than 2.0. At December 31, 2010, our leverage ratio was 1.81 and our interest coverage ratio was 3.62. The definition of consolidated earnings before interest and taxes, and consolidated earnings before income, taxes, depreciation and amortization as used in the interest coverage and leverage ratios excludes any non-cash pension expense or income, and consolidated indebtedness in the leverage ratio is net of cash on hand in excess of $50 million. The Company was in compliance with these required ratios during all applicable periods. As of December 31, 2010, there had been no borrowings made under the facility, although a portion of the facility was used to support approximately $7 million in letters of credit.
     The Company has an additional separate credit facility for the issuance of letters of credit. As of December 31, 2010, $30 million in letters of credit were outstanding under this facility.
     STAL, our Chinese joint venture company in which ATI has a 60% interest, has a revolving credit facility with a group of banks which extends through early August 2012. Under the credit facility, STAL may borrow up to 205 million renminbi (approximately $31 million at December 2010 exchange rates) at an interest rate equal to 90% of the applicable lending rate published by the People’s Bank of China. The credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners, and is intended to be utilized in the future for the expansion of STAL’s operations, which are located in Shanghai, China.

The credit facility requires STAL to maintain a minimum level of shareholders’ equity, and certain financial ratios. As of December 31, 2010, there had been no borrowings made under this credit facility.
     STAL had approximately $0.2 million in letters of credit outstanding as of December 31, 2010. These letters of credit are supported solely by STAL’s financial capability without any guarantees from the joint venture partners.
     Interest rate swap contracts have been used from time-to-time to manage our exposure to interest rate risks. At December 31, 2010, we have no interest rate swap contracts in place. We have deferred gains on settled “receive fixed, pay floating” interest rate swap contracts associated with our outstanding 2011 Notes. These gains on settlement, which occurred in 2004 and 2003, remain a component of the reported balance of the 2011 Notes, and are ratably recognized as a reduction to interest expense over the remaining life of the Notes, which is approximately one year. At December 31, 2010, the deferred settlement gain was $0.9 million. The result of the “receive fixed, pay floating” arrangements was a decrease in interest expense of $0.9 million, $1.3 million, and $2.0 million for the years ended December 31, 2010, 2009, and 2008, respectively, compared to the fixed interest expense of the 2011 Notes.
     A summary of required payments under financial instruments (excluding accrued interest) and other commitments are presented below.

		Less than	1-3	4-5	After 5
(In millions)	Total	1 year	years	years	years

Contractual Cash Obligations

Total Debt including Capital Leases	$1,062.7	$140.7	$15.6	$404.9	$501.5
Operating Lease Obligations	69.7	16.9	23.5	12.6	16.7
Other Long-term Liabilities (A)	100.6	—	39.2	14.9	46.5
Unconditional Purchase Obligations
Raw Materials (B)	1,034.6	443.2	328.3	60.9	202.2
Capital expenditures	342.6	66.6	173.0	103.0	—
Other (C)	116.7	34.6	40.2	20.8	21.1

Total	$2,726.9	$702.0	$619.8	$617.1	$788.0

Other Financial Commitments

Lines of Credit (D)	$530.5	$73.9	$56.6	$400.0	$—
Guarantees	$20.0

     (A) Other long-term liabilities exclude pension liabilities and accrued postretirement benefits.
     (B) We have contracted for physical delivery for certain of our raw materials to meet a portion of our needs. These contracts are based upon fixed or variable price provisions. We used current market prices as of December 31, 2010, for raw material obligations with variable pricing.
     (C) We have various contractual obligations that extend through 2015 for services involving production facilities and administrative operations. Our purchase obligation as disclosed represents the estimated termination fees payable if we were to exit these contracts.
     (D) Drawn amounts were $26.6 million at December 31, 2010 under foreign credit agreements, and drawn amounts are included in total debt. Drawn amounts also include $7.1 million utilized under the $400 million domestic senior unsecured credit facility for standby letters of credit, which renew annually, and $30.5 million under a separate letter of credit facility. These letters of credit are used to support: $28.5 million in workers’ compensation and general insurance arrangements, and $9.1 million related to environmental, legal and other matters.
Retirement Benefits
At December 31, 2010, our U.S. qualified defined benefit pension plan was fully funded. The value of the pension plan investments exceeded the liabilities of the U.S. qualified defined benefit pension plan as of the end of 2010 by $9 million, or approximately 0.4%. We have not been required to make cash contributions to this defined benefit pension plan since 1995, and we did not make a contribution during 2010. However, during the six previous years (2004-2009), we have made $765.2 million in voluntary cash and stock contributions to this plan to improve the plan’s funded position. These voluntary contributions were comprised of cash contributions of $350 million in 2009, $30 million in 2008, and $100 million during each of 2007, 2006 and 2005, respectively, plus $50 million during 2004. Additionally in the fourth quarter of 2008, we contributed 1.5 million shares of ATI common stock, valued at $35.2 million, to the pension plan. Based on current regulations and actuarial studies, we do not expect to be required to make cash contributions to our U.S. qualified defined benefit pension plan for 2011. However, we may elect, depending upon investment performance of the pension plan assets and other factors, to make additional voluntary cash contributions to this pension plan in the future.
     We fund certain retiree health care benefits for Allegheny Ludlum using investments held in a Company-administered Voluntary Employee Benefit Association (VEBA) trust. This allows us to recover a portion of the retiree medical costs. In accordance with our labor agreements, during 2010, 2009, and 2008, we funded $4.2 million, $13.8 million, and $34.3 million, respectively, of retiree medical costs using the investments of this VEBA trust. We may continue to fund certain retiree medical benefits utilizing the investments held in this VEBA. The value of the investments held in this VEBA was approximately $12 million as of December 31, 2010.
Dividends
We paid a quarterly dividend of $0.18 per share of common stock for each quarter of 2010 and 2009. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate.
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
Inventories
At December 31, 2010, we had net inventory of $1,024.5 million. Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO) and average cost methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. The prices for many of the raw materials we use have been extremely volatile during the past four years. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a rise in raw material costs has a negative effect on our operating results, while, conversely, a fall in material costs results in a benefit to operating results. For example, in 2010, the effect of rising raw material costs on our LIFO inventory valuation method resulted in cost of sales which were $60.2 million higher than would have been recognized had we utilized the FIFO methodology to value our inventory. However, in 2009 and 2008, the effect of falling raw material costs on our LIFO inventory valuation method resulted in cost of sales which were $102.8 million and $169.0 million lower than would have been recognized had we utilized the FIFO methodology to value our inventory. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold.
     The LIFO inventory valuation methodology is not utilized by many of the companies with which we compete, including foreign competitors. As such, our results of operations may not be comparable to those of our competitors during periods of volatile material costs due, in part, to the differences between the LIFO inventory valuation method and other acceptable inventory valuation methods.
     We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting reserve, if any, is recognized as an expense in the period that the need for the reserve is identified. At December 31, 2010, no significant reserves were required. It is our general policy to write-down to scrap value any inventory that is identified as obsolete and any inventory that has aged or has not moved in more than twelve months. In some instances this criterion is up to twenty-four months due to the longer manufacturing and distribution process for such products.
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
Retirement Benefits
We have defined benefit and defined contribution pension plans covering substantially all of our employees. Under U.S. generally accepted accounting principles, benefit expenses recognized in financial statements for defined benefit pension plans are determined on an actuarial basis, rather than as contributions are made to the plan. A significant element in determining our pension (expense) income in accordance with the accounting standards is the expected investment return on plan assets. In establishing the expected return on plan investments, which is reviewed annually in the fourth quarter, we take into consideration input from our third party pension plan asset managers and actuaries regarding the types of securities the plan assets are invested in, how those investments have performed historically, and expectations for how those investments will perform in the future. Our expected long-term return on pension plan investments has been 8.75% for each of the past five years. We apply this assumed rate to the market value of plan assets at the end of the previous year. This produces the expected return on plan assets that is included in annual pension (expense) income for the current year. The actual return on pension plan assets for the last five years have been 12.2% for 2010, 16.4% for 2009, a negative 25.3% for 2008, 10.9% for 2007, and 18.2% for 2006. Based upon our strategic allocation of pension assets across the various investments asset classes, and consideration of both historical and projected annual compound returns our expected long-term return on pension plan investments for 2011 was reduced to 8.50%. The effect of increasing, or lowering, the expected return on pension plan investments by 0.25% results in additional pretax annual income, or expense, of approximately $5.4 million. The cumulative difference between this expected return and the actual return on plan assets is deferred and amortized into pension income or expense over future periods. The amount of expected return on plan assets can vary significantly from year-to-year since the calculation is dependent on the market value of plan assets as of the end of the preceding year. U.S. generally accepted accounting principles allow companies to calculate the expected return on pension assets using either an average of fair market values of pension assets over a period not to exceed five years, which reduces the volatility in reported pension income or expense, or their fair market value at the end of the previous year. However, the Securities and Exchange Commission currently does not permit companies to change from the fair market value at the end of the previous year methodology, which is the methodology that we use, to an averaging of fair market values of plan assets methodology. As a result, our results of operations and those of other companies, including companies with which we compete, may not be comparable due to these different methodologies in calculating the expected return on pension investments.
     In accordance with accounting standards, we determine the discount rate used to value pension plan liabilities as of the last day of each year. The discount rate reflects the current rate at which the pension liabilities could be effectively settled. In estimating this rate, we receive input from our actuaries regarding the rates of return on high quality, fixed-income investments with maturities matched to the expected future retirement benefit payments. Based on this assessment at the end of December 2010, we established a discount rate of 5.8% for valuing the pension liabilities as of the end of 2010, and for determining the pension expense for 2011. We had previously assumed a discount rate of 6.2% at the end of 2009 and 6.85% for the end of 2008. The estimated effect of changing the discount rate by 0.50%, would decrease pension liabilities in the case of an increase in the discount rate, or increase pension liabilities in the case of a decrease in the discount rate by approximately $140 million. Such a change in the discount rate would decrease pension expense in the case of an increase in the discount rate, or increase pension expense in the case of a decrease in the discount rate by approximately $12 million. The effect on pension liabilities for changes to the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, are deferred and amortized over future periods in accordance with the accounting standards.
     As discussed above, gains and losses due to differences between actual and expected results for investment returns on plan assets, and changes in the discount rate used to value benefit obligations are deferred and recognized in the income statement over future periods. However for balance sheet presentation, these gains and losses are included in the determination of benefit obligations, net of plan assets, included on the year-end statement of financial position. At December 31, 2010, the Company had $944 million of pre-tax net actuarial losses, primarily related to negative investment returns on plan assets in 2008, which have been recognized on the balance sheet through a reduction in stockholders’ equity, which are being recognized in the income statement through expense amortizations over future years.
     We also sponsor several postretirement plans covering certain hourly and salaried employees and retirees. These plans provide health care and life insurance benefits for eligible employees. Under most of the plans, our contributions towards premiums are capped based upon the cost as of certain dates, thereby creating a defined contribution. For the non-collectively bargained plans, we maintain the right to amend or terminate the plans in the future. In accordance with U.S. generally accepted accounting standards, postretirement expenses recognized in financial statements associated with defined benefit plans are determined on an actuarial basis, rather than as benefits are paid. We use actuarial assumptions, including the discount rate and the expected trend in health care costs, to estimate the costs and benefit obligations for these plans. The discount rate, which is determined annually at the end of each year, is developed based upon rates of return on high quality, fixed-income investments. At the end of 2010, we determined the rate to be 5.8%, compared to a 6.2% discount rate in 2009, and a 6.85% discount rate in 2008. The estimated effect of changing the discount rate by 0.50%, would decrease postretirement obligations in the case of an increase in the discount rate, or increase postretirement obligations in the case of a decrease in the discount rate by approximately $19 million. Such a change in the discount rate would decrease postretirement benefit expense in the case of an increase in the discount rate, or increase postretirement benefit expense in the case of a decrease in the discount rate by approximately $0.5 million. Based upon predictions of continued significant medical cost inflation in future years, the annual assumed rate of increase in the per capita cost of covered benefits of health care plans is 9.5% in 2011 and is assumed to gradually decrease to 5.0% in the year 2028 and remain level thereafter.
     Certain of these postretirement benefits are funded using plan investments held in a Company-administered VEBA trust. The December 31, 2010 asset balance is $12 million and consists primarily of private equity investments. For 2010, our expected return on investments held in the VEBA trust was 8.3%, and our actual investment return was a negative 3.5%. This assumed long-term rate of return on investments is applied to the market value of plan assets at the end of the previous year. This produces the expected return on plan investments that is included in annual postretirement benefits expenses for the current year. Our expected return on investments in the VEBA trust is 8.3% for 2011. The expected return on investments held in the VEBA trust is lower than the return on pension plan investments due to the mix of assets held by the VEBA trust and the expected reduction of VEBA trust assets due to benefit payments. The effect of increasing, or lowering, the expected return on postretirement benefit plan investments by 0.25% has a negligible effect on pretax annual income, or expense, due to the low level of investments held.
New Accounting Pronouncements Adopted
In January 2010, the FASB issued changes to disclosure requirements for fair value measurements, including the amount of transfers between Levels 1 and 2 of the fair value hierarchy, the reasons for transfers in or out of Level 3 of the fair value hierarchy and activity for recurring Level 3 measures. In addition, the changes clarify certain disclosure requirements related to the level at which fair value disclosures should be disaggregated with separate disclosures of purchases, sales, issuances and settlements, and the requirement to provide disclosures about valuation techniques and inputs used in determining the fair value of assets or liabilities classified as Level 2 or 3. The Company adopted the disclosure changes effective January 1, 2010, except for the disaggregated Level 3 rollforward disclosures, which will be effective for fiscal year 2011.
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
Interest Rate Risk. We attempt to maintain a reasonable balance between fixed- and floating-rate debt to keep financing costs as low as possible. At December 31, 2010, we had approximately $36 million of floating rate debt outstanding with a weighted average interest rate of approximately 1.5%. Approximately $10 million of this floating rate debt is capped at a 6% maximum interest rate. Since the interest rate on floating rate debt changes with the short-term market rate of interest, we are exposed to the risk that these interest rates may increase, raising our interest expense in situations where the interest rate is not capped. For example, a hypothetical 1% increase in the rate of interest on the $26 million of our outstanding floating rate debt not subjected to a cap would result in increased annual financing costs of approximately $0.3 million.
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
     At December 31, 2010, the outstanding financial derivatives used to hedge our exposure to natural gas cost volatility represented approximately 45% of our forecasted requirements through 2012. The net mark-to-market valuation of these outstanding hedges at December 31, 2010 was an unrealized pre-tax loss of $17.3 million, of which $16.7 million was presented in accrued liabilities, $0.8 million was presented in other long-term liabilities and $0.3 million was presented in other assets on the balance sheet. The effects of the hedging activity will be recognized in income over the designated hedge periods. For the year ended December 31, 2010, the effects of natural gas hedging activity increased cost of sales by $17.3 million.
Volatility of Raw Material Prices. We use raw materials surcharge and index mechanisms to offset the impact of increased raw material costs; however, competitive factors in the marketplace can limit our ability to institute such mechanisms, and there can be a delay between the increase in the price of raw materials and the realization of the benefit of such mechanisms. For example, in 2010 we used approximately 95 million pounds of nickel; therefore a hypothetical change of $1.00 per pound in nickel prices would result in increased costs of approximately $95 million. In addition, in 2010 we also used approximately 780 million pounds of ferrous scrap in the production of our flat-rolled products and a hypothetical change of $0.01 per pound would result in increased costs of approximately $8 million. While we enter into raw materials futures contracts from time-to-time to hedge exposure to price fluctuations, such as for nickel, we cannot be certain that our hedge position adequately reduces exposure. We believe that we have adequate controls to monitor these contracts, but we may not be able to accurately assess exposure to price volatility in the markets for critical raw materials.
     The majority of our products are sold utilizing raw material surcharges and index mechanisms. However as of December 31, 2010, we had entered into financial hedging arrangements primarily at the request of our customers related to firm orders, for an aggregate amount of less than 2% of our estimated annual nickel requirements. These nickel hedges extend to 2014. Any gain or loss associated with these hedging arrangements is included in the cost of sales. At December 31, 2010, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax gain of $4.5 million, comprised of $3.7 million included in prepaid expenses and other current assets and $0.8 million in other long-term assets on the balance sheet.
Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies expected to be received from our export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk. At December 31, 2010, the outstanding financial derivatives used to hedge our exposure to foreign currency, primarily euros, represented approximately 15% of our forecasted total international sales through 2011. At December 31, 2010, the net mark-to-market valuation of the outstanding foreign currency forward contracts was an unrealized pre-tax gain of $7.4 million, of which $10.0 million is included in prepaid expenses and other assets, $0.5 million is presented in other long-term assets, $2.0 million in accrued liabilities and $1.1 million in other long-term liabilities on the balance sheet. In addition, we may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Allegheny Technologies Incorporated
We have audited the accompanying consolidated balance sheets of Allegheny Technologies Incorporated as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allegheny Technologies Incorporated at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
As described in Note 9 to the financial statements, the Company changed its measurement date for pensions and other postretirement benefits in 2008.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board of the United States, Allegheny Technologies Incorporated’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
February 28, 2011

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Income
(In millions, except per share amounts)

For the Years Ended December 31,	2010	2009	2008

Sales	$4,047.8	$3,054.9	$5,309.7

Costs and expenses:
Cost of sales	3,557.5	2,646.5	4,157.8
Selling and administrative expenses	304.9	315.7	282.7

Income before interest, other income and income taxes	185.4	92.7	869.2

Interest expense, net	(62.7)	(19.3)	(3.5)
Debt extinguishment costs	—	(9.2)	—
Other income, net	3.0	0.7	2.0

Income before income taxes	125.7	64.9	867.7

Income tax provision	47.0	26.9	294.2

Net income	78.7	38.0	573.5

Less: Net income attributable to noncontrolling interests	8.0	6.3	7.6

Net income attributable to ATI	$70.7	$31.7	$565.9

Basic net income attributable to ATI per common share	$0.73	$0.33	$5.71

Diluted net income attributable to ATI per common share	$0.72	$0.32	$5.67

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
(In millions, except share and per share amounts)	2010	2009

Assets
Cash and cash equivalents	$432.3	$708.8
Accounts receivable, net	545.4	392.0
Inventories, net	1,024.5	825.5
Prepaid expenses and other current assets	112.9	71.3

Total Current Assets	2,115.1	1,997.6
Property, plant and equipment, net	1,989.3	1,907.9
Cost in excess of net assets acquired	206.8	207.8
Deferred income taxes	—	63.1
Other assets	182.4	169.6

Total Assets	$4,493.6	$4,346.0

Liabilities and Stockholders’ Equity
Accounts payable	$394.1	$308.6
Accrued liabilities	249.9	258.8
Deferred income taxes	5.6	23.7
Short-term debt and current portion of long-term debt	141.4	33.5

Total Current Liabilities	791.0	624.6
Long-term debt	921.9	1,037.6
Accrued postretirement benefits	423.8	424.3
Pension liabilities	58.3	50.6
Deferred income taxes	68.6	—
Other long-term liabilities	100.6	119.3

Total Liabilities	2,364.2	2,256.4

Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized- 50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-102,404,256 shares at December 31, 2010 and December 31, 2009; outstanding- 98,542,291 shares at December 31, 2010 and 98,070,474 shares at December 31, 2009	10.2	10.2
Additional paid-in capital	658.9	653.6
Retained earnings	2,224.8	2,230.5
Treasury stock: 3,861,965 shares at December 31, 2010 and 4,333,782 shares at December 31, 2009	(188.0)	(208.6)
Accumulated other comprehensive loss, net of tax	(665.1)	(673.5)

Total ATI Stockholders’ Equity	2,040.8	2,012.2
Noncontrolling Interests	88.6	77.4

Total Stockholders’ Equity	2,129.4	2,089.6

Total Liabilities and Stockholders’ Equity	$4,493.6	$4,346.0

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

(In millions)
For the Years Ended December 31,	2010	2009	2008

Operating Activities:

Net income	$78.7	$38.0	$573.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	141.5	132.6	118.8
Deferred taxes	102.2	123.6	129.0
Change in operating assets and liabilities:
Retirement benefits (a)	34.3	(280.6)	(52.9)
Accounts receivable	(153.4)	141.4	121.7
Inventories	(199.0)	67.8	28.6
Accounts payable	85.5	30.1	(109.9)
Accrued income taxes	(32.2)	(26.6)	(6.9)
Accrued liabilities and other	(30.5)	(7.8)	(47.4)

Cash provided by operating activities	27.1	218.5	754.5

Investing Activities:
Purchases of property, plant and equipment	(219.1)	(415.4)	(515.7)
Purchases of businesses and investments in ventures	—	(38.9)	—
Asset disposals and other	2.3	0.6	1.8

Cash used in investing activities	(216.8)	(453.7)	(513.9)

Financing Activities:
Issuances of long-term debt	—	752.5	—
Payments on long-term debt and capital leases	(11.3)	(194.6)	(14.8)
Net borrowings (repayments) under credit facilities	2.9	5.8	(3.1)
Debt issuance costs	—	(18.1)	—
Dividends paid to shareholders	(70.8)	(70.6)	(71.4)
Shares repurchased for income tax withholding on share-based compensation	(0.9)	(1.4)	(15.8)
Dividends paid to noncontrolling interests	—	(0.8)	—
Exercises of stock options	1.4	0.8	1.0
Taxes on share-based compensation	(8.1)	0.5	(11.6)
Purchase of treasury stock	—	—	(278.3)

Cash provided by (used in) financing activities	(86.8)	474.1	(394.0)

Increase (decrease) in cash and cash equivalents	(276.5)	238.9	(153.4)
Cash and cash equivalents at beginning of year	708.8	469.9	623.3

Cash and cash equivalents at end of year	$432.3	$708.8	$469.9

(a)	Includes annual voluntary cash contributions of $(350) million in 2009 and $(30) million in 2008.
Amounts presented on the Consolidated Statements of Cash Flows may not agree to the corresponding changes in balance sheet items due to the accounting for purchases and sales of businesses and the effects of foreign currency translation.
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries Statements of Changes in Consolidated Equity

	ATI Stockholders
					Accumulated
		Additional			Other		Non-
	Common	Paid-In	Retained	Treasury	Comprehensive	Comprehensive	controlling	Total
(In millions, except per share amounts)	Stock	Capital	Earnings	Stock	Income (Loss)	Income (Loss)	Interests	Equity

Balance, December 31, 2007	$10.2	$693.7	$1,830.7	$(75.4)	$(237.2)		$57.2	$2,279.2
Net income	—	—	565.9	—		565.9	7.6	573.5
Other comprehensive income (loss) net of tax:
Pension plans and other
postretirement benefits	—	—	—	—	(426.1)	(426.1)	—	(426.1)
Foreign currency translation gains (losses)	—	—	—	—	(69.3)	(69.3)	6.8	(62.5)
Unrealized losses on derivatives	—	—	—	—	(15.1)	(15.1)	—	(15.1)

Comprehensive income	—	—	565.9	—	(510.5)	$55.4	14.4	69.8
Purchase of treasury stock	—	—	—	(278.3)	—		—	(278.3)
Contribution of stock to pension plan	—	—	(37.2)	72.4	—		—	35.2
Effect of changing the measurement date for pension plans and other postretirement benefits, net of tax	—	—	—	—	1.2		—	1.2
Cash dividends on common stock ($0.72 per share)	—	—	(71.4)	—	—		—	(71.4)
Employee stock plans	—	(41.9)	(1.3)	36.5	—		—	(6.7)

Balance, December 31, 2008	$10.2	$651.8	$2,286.7	$(244.8)	$(746.5)		$71.6	$2,029.0

Net income	—	—	31.7	—	—	31.7	6.3	38.0
Other comprehensive income (loss) net of tax:
Pension plans and other
postretirement benefits	—	—	—	—	19.9	19.9	—	19.9
Foreign currency translation gains	—	—	—	—	21.9	21.9	0.3	22.2
Unrealized gains on derivatives	—	—	—	—	31.2	31.2	—	31.2

Comprehensive income	—	—	31.7	—	73.0	$104.7	6.6	111.3
Cash dividends on common stock ($0.72 per share)	—	—	(70.6)	—	—		—	(70.6)
Cash dividends paid to noncontrolling interests	—	—	—	—	—		(0.8)	(0.8)
Employee stock plans	—	1.8	(17.3)	36.2	—		—	20.7

Balance, December 31, 2009	$10.2	$653.6	$2,230.5	$(208.6)	$(673.5)		$77.4	$2,089.6

Net income	—	—	70.7	—		70.7	8.0	78.7
Other comprehensive income net of tax:
Pension plans and other
postretirement benefits	—	—	—	—	24.2	24.2	—	24.2
Foreign currency translation gains (losses)	—	—	—	—	(8.6)	(8.6)	3.2	(5.4)
Unrealized losses on derivatives	—	—	—	—	(7.2)	(7.2)	—	(7.2)

Comprehensive income	—	—	70.7	—	8.4	$79.1	11.2	90.3

Cash dividends on common stock ($0.72 per share)	—	—	(70.8)	—	—		—	(70.8)
Employee stock plans	—	5.3	(5.6)	20.6	—		—	20.3

Balance, December 31, 2010	$10.2	$658.9	$2,224.8	$(188.0)	$(665.1)		$88.6	$2,129.4

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
Accounts Receivable
Accounts receivable are presented net of a reserve for doubtful accounts of $5.6 million at December 31, 2010 and $6.5 million at December 31, 2009. The Company markets its products to a diverse customer base, principally throughout the United States. Trade credit is extended based upon evaluations of each customer’s ability to perform its obligations, which are updated periodically. Accounts receivable reserves are determined based upon an aging of accounts and a review for collectability of specific accounts. No single customer accounted for more than 10% of sales for all years presented. Accounts receivable from Uniti were $7.9 million and $2.9 million at December 31, 2010 and 2009, respectively.
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
Long-Lived Assets
Property, plant and equipment are recorded at cost, including capitalized interest, and includes long-lived assets acquired under capital leases. The principal method of depreciation adopted for all property placed into service after July 1, 1996 is the straight-line method. For buildings and equipment acquired prior to July 1, 1996, depreciation is computed using a combination of accelerated and straight-line methods. Property, plant and equipment associated with the Company’s titanium sponge facility in Rowley, UT is being depreciated utilizing the units of production method of depreciation, which the Company believes provides a better matching of costs and revenues. The Company periodically reviews estimates of useful life and production capacity assigned to new and in service assets. Significant enhancements, including major maintenance activities that extend the lives of property and equipment, are capitalized. Costs related to repairs and maintenance are charged to expense in the period incurred. The cost and related accumulated depreciation of property and equipment retired or disposed of are removed from the accounts and any related gains or losses are included in income.
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
Cost in Excess of Net Assets Acquired
At December 31, 2010, the Company had $206.8 million of goodwill on its balance sheet. Of the total, $68.0 million related to the High Performance Metals segment, $112.1 million related to the Flat-Rolled Products segment, and $26.7 million related to the Engineered Products segment. Goodwill decreased $1.0 million during 2010, as a result of the impact of foreign currency translation on goodwill denominated in functional currencies other than the U.S. dollar. Goodwill and indefinite-lived intangible assets are reviewed annually for impairment, or more frequently if impairment indicators arise. The impairment test for goodwill requires a comparison of the fair value of each reporting unit that has goodwill associated with its operations with its carrying amount, including goodwill. If this comparison reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of the fair value of the reporting unit over the fair value of all recognized and unrecognized assets and liabilities.
     The evaluation of goodwill for possible impairment includes estimating the fair market value of each of the reporting units which have goodwill associated with their operations using discounted cash flow and multiples of cash earnings valuation techniques, plus valuation comparisons to recent public sale transactions of similar businesses, if any. These valuation methods require the Company to make estimates and assumptions regarding future operating results, cash flows, changes in working capital and capital expenditures, selling prices, profitability, and the cost of capital. Many of these assumptions are determined by reference to market participants identified by the Company. Although the Company believes that the estimates and assumptions used were reasonable, actual results could differ from those estimates and assumptions. The Company performs the required annual goodwill impairment evaluation in the fourth quarter of each year. No impairment of goodwill was determined to exist for the years ended December 31, 2010, 2009 or 2008.
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

Research and Development
Company funded research and development costs were $16.5 million in 2010, $19.3 million in 2009, and $14.9 million in 2008 and were expensed as incurred. Customer funded research and development costs were $0.8 million in 2010, $0.3 million in 2009, and $0.2 million in 2008. Customer funded research and development costs are recognized in the consolidated statement of income in accordance with revenue recognition policies.
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
New Accounting Pronouncements Adopted
In January 2010, the FASB issued changes to disclosure requirements for fair value measurements, including the amount of transfers between Levels 1 and 2 of the fair value hierarchy, the reasons for transfers in or out of Level 3 of the fair value hierarchy and activity for recurring Level 3 measures. In addition, the changes clarify certain disclosure requirements related to the level at which fair value disclosures should be disaggregated with separate disclosures of purchases, sales, issuances and settlements, and the requirement to provide disclosures about valuation techniques and inputs used in determining the fair value of assets or liabilities classified as Level 2 or 3. The Company adopted the disclosure changes effective January 1, 2010, except for the disaggregated Level 3 rollforward disclosures, which will be effective for fiscal year 2011.

Note 2. Inventories
Inventories at December 31, 2010 and 2009 were as follows (in millions):

	2010	2009

Raw materials and supplies	$169.3	$158.3
Work-in-process	892.8	673.9
Finished goods	126.5	96.1

Total inventories at current cost	1,188.6	928.3
Less allowances to reduce current cost values to LIFO basis	(163.0)	(102.8)
Progress payments	(1.1)	—

Total inventories, net	$1,024.5	$825.5

     Inventories, before progress payments, determined on the last-in, first-out (“LIFO”) method were $844.2 million at December 31, 2010, and $660.1 million at December 31, 2009. The remainder of the inventory was determined using the first-in, first-out (“FIFO”) and average cost methods, and these inventory values do not differ materially from current cost. The effect of using the LIFO methodology to value inventory, rather than FIFO, increased cost of sales in 2010 by $60.2 million and decreased cost of sales in 2009 and 2008 by $102.8 million and $169.0 million, respectively.
     During 2010, 2009, and 2008, inventory usage resulted in liquidations of LIFO inventory quantities. These inventories were carried at differing costs prevailing in prior years as compared with the cost of current manufacturing cost and purchases. The effect of these LIFO liquidations was to decrease cost of sales by $1.8 million in 2010, increase cost of sales by $1.8 million in 2009 and decrease cost of sales by $3.7 million in 2008.
Note 3. Property, Plant and Equipment
Property, plant and equipment at December 31, 2010 and 2009 was as follows:

(In millions)	2010	2009

Land	$25.8	$24.8
Buildings	638.2	590.6
Equipment and leasehold improvements	2,750.8	2,607.8

	3,414.8	3,223.2
Accumulated depreciation and amortization	(1,425.5)	(1,315.3)

Total property, plant and equipment, net	$1,989.3	$1,907.9

     Construction in progress at December 31, 2010 and 2009 was $184.5 million and $270.6 million, respectively. Depreciation and amortization for the years ended December 31, 2010, 2009 and 2008 was as follows:

(In millions)	2010	2009	2008

Depreciation of property, plant and equipment	$126.3	$118.1	$104.0
Software and other amortization	15.2	14.5	14.8

Total depreciation and amortization	$141.5	$132.6	$118.8

Note 4. Asset Retirement Obligations
The Company maintains reserves where a legal obligation exists to perform an asset retirement activity and the fair value of the liability can be reasonably estimated. These asset retirement obligations (“ARO”) include liabilities where the timing and (or) method of settlement may be conditional on a future event, that may or may not be within the control of the entity. At December 31, 2010, the Company had recognized AROs of $13.2 million related to landfill closures, facility leases and conditional AROs associated with manufacturing activities using what may be characterized as potentially hazardous materials.
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
     Changes in asset retirement obligations for the years ended December 31, 2010 and 2009 were as follows:

(in millions)	2010	2009

Balance at beginning of year	$14.7	$11.8
Accretion expense	1.4	2.2
Payments	(2.5)	(1.5)
Revision of estimates	(1.0)	—
Liabilities incurred	0.6	2.2

Balance at end of year	$13.2	$14.7

Note 5. Supplemental Financial Statement Information
Cash and cash equivalents at December 31, 2010 and December 31, 2009 were as follows:

(in millions)	2010	2009

Cash	$256.8	$245.1
Other short-term investments	175.5	463.7

Total cash and cash equivalents	$432.3	$708.8

     Accounts receivable are presented net of a reserve for doubtful accounts of $5.6 million at December 31, 2010, and $6.5 million at December 31, 2009. During 2010, the Company recognized expense of $0.5 million to increase the reserve for doubtful accounts and wrote off $1.4 million of uncollectible accounts, which reduced the reserve. During 2009, the Company recognized expense of $1.7 million to increase the reserve for doubtful accounts and wrote off $1.5 million of uncollectible accounts, which decreased the reserve. During 2008, the Company recognized expense of $2.1 million to increase the reserve for doubtful accounts and wrote off $2.1 million of uncollectible accounts, which decreased the reserve.
     Accrued liabilities included salaries, wages and other payroll-related liabilities of $62.4 million and $49.8 million at December 31, 2010 and 2009, respectively.
     Other income (expense) for the years ended December 31, 2010, 2009, and 2008 was as follows:

(In millions)	2010	2009	2008

Rent, royalty income and other income	$1.4	$0.9	$1.6
Gain on insured event	2.0	—	—
Net gains (losses) on property and investments	—	(0.2)	0.1
Other	(0.4)	—	0.3

Total other income	$3.0	$0.7	$2.0

Note 6. Debt
Debt at December 31, 2010 and December 31, 2009 was as follows:

(In millions)	2010	2009

Allegheny Technologies $402.5 million 4.25%
Convertible Notes due 2014	$402.5	$402.5
Allegheny Technologies $350 million 9.375%
Notes due 2019	350.0	350.0
Allegheny Technologies $300 million 8.375%
Notes due 2011, net (a)	117.3	117.9
Allegheny Ludlum 6.95% debentures due 2025	150.0	150.0
Domestic Bank Group $400 million unsecured
credit agreement	—	—
Promissory note for J&L asset acquisition	10.2	20.5
Foreign credit agreements	26.3	22.1
Industrial revenue bonds, due through 2020, and other	7.0	8.1

Total short-term and long-term debt	1,063.3	1,071.1
Short-term debt and current portion of long-term debt	141.4	33.5

Total long-term debt	$921.9	$1,037.6

(a)	Includes fair value adjustments for settled interest rate swap contracts of $0.9 million at December 31, 2010 and $1.8 million at December 31, 2009.
     Interest expense was $63.8 million in 2010, $21.4 million in 2009, and $13.3 million in 2008. Interest expense was reduced by $12.5 million, $39.0 million, and $25.0 million, in 2010, 2009, and 2008, respectively, from interest capitalization on capital projects. Interest and commitment fees paid were $72.8 million in 2010, $58.1 million in 2009, and $39.4 million in 2008. Net interest expense includes interest income of $1.1 million in 2010, $2.1 million in 2009, and $9.8 million in 2008.
     Scheduled maturities of borrowings during the next five years are $141.4 million in 2011, $1.0 million in 2012, $14.6 million in 2013, $403.6 million in 2014 and $1.3 million in 2015. The promissory note for the J&L asset acquisition bears interest at a floating rate capped at 6%, payable in installments with a final maturity of July 1, 2011, and is secured by the property, plant and equipment acquired.
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
2011 Notes
     In June 2009, the Company completed a tender offer for the Company’s 8.375% Notes due in 2011 (the “2011 Notes”) of which $300 million in aggregate principal amount was outstanding prior to the tender offer. As a result of the tender offer, the Company retired $183.3 million of the 2011 Notes and recognized a pre-tax charge of $9.2 million in the 2009 second quarter for the costs of acquiring the 2011 Notes. As of December 31, 2010, $116.7 million in face value of the 2011 Notes remain outstanding.
     The 2011 Notes are due December 15, 2011. Interest on the Notes is payable semi-annually, on June 15 and December 15, and is subject to adjustment under certain circumstances. These 2011 Notes contain default provisions with respect to default for the following, among other conditions: nonpayment of interest on the 2011 Notes for 30 days, default in payment of principal when due, or failure to cure the breach of a covenant as provided in the 2011 Notes. Any violation of the default provision could result in the requirement to immediately repay the borrowings. The 2011 Notes are presented on the balance sheet net of unamortized issuance costs of $0.3 million, which are being amortized over the term of the 2011 Notes.
     The Company has deferred gains on settled interest rate swap contracts that are recognized as reductions to interest expense over the remaining life of the 2011 Notes, which is approximately one year. At December 31, 2010, the unrecognized deferred settlement gain was $0.9 million. Interest expense had been reduced by $0.9 million, $1.3 million, and $2.0 million for the years ended December 31, 2010, 2009, and 2008, respectively, in association with amortizing this gain.
Unsecured Credit Agreement
     In December 2010, the Company amended its $400 million senior unsecured domestic revolving credit facility to extend the facility term to December 2015. The facility includes a $200 million sublimit for the issuance of letters of credit. Under the terms of the facility, the Company may increase the size of the credit facility by up to $100 million without seeking the further approval of the lending group. The facility requires the Company to maintain a leverage ratio (consolidated total indebtedness divided by consolidated earnings before interest, taxes and depreciation and amortization) of not greater than 3.25, and maintain an interest coverage ratio (consolidated earnings before interest and taxes divided by interest expense) of not less than 2.0. At December 31, 2010, the leverage ratio was 1.81 and the interest coverage ratio was 3.62. The definition of consolidated earnings before interest and taxes, and consolidated earnings before income, taxes, depreciation and amortization as used in the interest coverage and leverage ratios excludes any non-cash pension expense or income, and consolidated indebtedness in the leverage ratio is net of cash on hand in excess of $50 million. The Company was in compliance with these required ratios during all applicable periods. As of December 31, 2010, there had been no borrowings made under the facility, although a portion of the facility was used to support approximately $7 million in letters of credit.
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

Foreign and Other Credit Facilities
     The Company has an additional separate credit facility for the issuance of letters of credit. As of December 31, 2010, $30 million in letters of credit were outstanding under this facility.
     STAL, the Company’s Chinese joint venture company in which ATI has a 60% interest, has a revolving credit facility with a group of banks that expires in 2012. Under the credit facility, STAL may borrow up to 205 million renminbi (approximately $31 million based on December 2010 exchange rates) at an interest rate equal to 90% of the applicable lending rate published by the People’s Bank of China. The credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners, and is intended to be utilized in the future to support the expansion of STAL’s operations, which are located in Shanghai, China. The credit facility requires STAL to maintain a minimum level of shareholders’ equity, and certain financial ratios. As of December 31, 2010, there had been no borrowings made under the STAL credit facility.
     In addition, STAL had approximately $0.2 million in letters of credit outstanding as of December 31, 2010 related to the expansion of its operations in Shanghai, China. These letters of credit are supported solely by STAL’s financial capability without any guarantees from the joint venture partners.
     The Company’s subsidiaries also maintain other credit agreements with various foreign banks, which provide for borrowings of up to approximately $39 million, including $13 million of short-term financing of trade accounts payable at STAL. At December 31, 2010, the Company had approximately $12 million of available borrowing capacity under these foreign credit agreements. These agreements provide for annual facility fees of up to 0.20%. The weighted average interest rate of foreign credit agreements as of December 31, 2010, was 1.25%.
     The Company has no off-balance sheet financing relationships as defined in Item 303(a)(4) of SEC Regulation S-K, with variable interest entities, structured finance entities, or any other unconsolidated entities. At December 31, 2010, the Company had not guaranteed any third-party indebtedness.
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
     The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of December 31, 2010, the Company had entered into financial hedging arrangements primarily at the request of its customers, related to firm orders, for an aggregate notional amount of less than 2% of the Company’s estimated annual nickel requirements. These nickel hedges extend to 2014.
     At December 31, 2010, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility included natural gas cost hedges for approximately 70% of its annual forecasted domestic requirements through 2011 and approximately 15% for 2012, and electricity hedges for Western Pennsylvania operations of approximately 45% of its forecasted on-peak and off-peak requirements for 2011 and approximately 30% for 2012.
     While the majority of the Company’s direct export sales are transacted in U.S. dollars, foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk. At December 31, 2010, the outstanding financial derivatives used to hedge the Company’s exposure to foreign currency, primarily euros, represented approximately 15% of the Company’s forecasted total international sales through 2012. In addition, the Company may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions.
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

(in millions):		December 31,	December 31,
Asset derivatives	Balance sheet location	2010	2009

Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$10.0	$3.8
Nickel and other raw material contracts	Prepaid expenses and other current assets	3.7	14.9
Natural gas contracts	Prepaid expenses and other current assets	—	0.3
Electricity contracts	Prepaid expenses and other current assets	0.4	—
Foreign exchange contracts	Other assets	0.5	3.6
Nickel and other raw material contracts	Other assets	0.8	0.5
Electricity contracts	Other assets	0.2	—
Natural gas contracts	Other assets	0.3	0.3

Total derivatives designated as hedging instruments:		15.9	23.4

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	4.2	—

Total derivatives not designated as hedging instruments:		4.2	—

Total asset derivatives		$20.1	$23.4

Liability derivatives	Balance sheet location

Derivatives designated as hedging instruments:
Natural gas contracts	Accrued liabilities	$16.7	$10.2
Foreign exchange contracts	Accrued liabilities	2.0	—
Electricity contracts	Accrued liabilities	0.8	—
Natural gas contracts	Other long-term liabilities	0.8	7.5
Electricity contracts	Other long-term liabilities	0.5	—
Foreign exchange contracts	Other long-term liabilities	1.1	—

Total liability derivatives		$21.9	$17.7

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
     Activity with regard to derivatives designated as cash flow hedges for the year ended December 31, 2010 were as follows (in millions):

					Amount of Gain (Loss)
			Amount of Gain (Loss)		Recognized in Income
	Amount of Gain (Loss)		Reclassified from		on Derivatives (Ineffective
	Recognized in OCI on		Accumulated OCI		Portion and Amount
	Derivatives		into Income		Excluded from
Derivatives in Cash Flow	(Effective Portion)		(Effective Portion) (a)		Effectiveness Testing) (b)

Hedging Relationships	2010	2009	2010	2009	2010	2009

Nickel and other raw material contracts	$6.6	$22.6	$13.3	$(10.2)	$—	$—
Natural gas contracts	(10.7)	(10.9)	(10.6)	(15.1)	—	—
Electricity contracts	(0.4)	—	—	—	—	—
Foreign exchange contracts	10.1	(1.2)	10.1	4.0	—	0.6

Total	$5.6	$10.5	$12.8	$(21.3)	$—	$0.6

(a)	The gains (losses) reclassified from accumulated OCI into income related to the effective portion of the derivatives are presented in cost of sales.

(b)	The gains recognized in income on derivatives related to the ineffective portion and the amount excluded from effectiveness testing are presented in selling and administrative expenses.
     Assuming market prices remain constant with those at December 31, 2010, a loss of $3.3 million is expected to be recognized over the next 12 months.
     The disclosures of gains or losses presented above for nickel and other raw material contracts and foreign currency contracts do not take into account the anticipated underlying transactions. Since these derivative contracts represent hedges, the net effect of any gain or loss on results of operations may be fully or partially offset.
     Derivatives that are not designated as hedging instruments were as follows:

	Amount of Gain (Loss) Recognized
(In millions)	in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	2010	2009

Foreign exchange contracts	$2.8	$—

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

Note 8. Fair Value of Financial Instruments
The estimated fair value of financial instruments at December 31, 2010 was as follows:

		Fair Value Measurements at Reporting Date Using
			Quoted Prices in	Significant
	Total	Total	Active Markets for	Observable
	Carrying	Estimated	Identical Assets	Inputs
(In millions)	Amount	Fair Value	(Level 1)	(Level 2)
Cash and cash equivalents	$432.3	$432.3	$432.3	$—
Derivative financial instruments:
Assets	20.1	20.1	—	20.1
Liabilities	21.9	21.9	—	21.9
Debt (a)	1,063.3	1,328.4	1,284.9	43.5

The estimated fair value of financial instruments at December 31, 2009 was as follows:

		Fair Value Measurements at Reporting Date Using
			Quoted Prices in	Significant
	Total	Total	Active Markets for	Observable
	Carrying	Estimated	Identical Assets	Inputs
(In millions)	Amount	Fair Value	(Level 1)	(Level 2)
Cash and cash equivalents	$708.8	$708.8	$708.8	$—
Derivative financial instruments:
Assets	23.4	23.4	—	23.4
Liabilities	17.7	17.7	—	17.7
Debt (a)	1,071.1	1,285.5	1,234.8	50.7

(a)	Includes fair value adjustments for settled interest rate swap contracts of $0.9 million at December 31, 2010, and $1.8 million at December 31, 2009.
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
     Cash and cash equivalents: Fair values were determined using Level 1 information.
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
     The Company also sponsors several postretirement plans covering certain salaried and hourly employees. The plans provide health care and life insurance benefits for eligible retirees. In most plans, Company contributions towards premiums are capped based on the cost as of a certain date, thereby creating a defined contribution. For the non-collectively bargained plans, the Company maintains the right to amend or terminate the plans at its discretion. For the year ended December 31, 2008, as required by accounting standards, the Company changed the date at which the assets and benefit obligations of pension and other postretirement benefit plans are measured. Assets and benefits are now measured at the date of the Company’s statement of financial position, which is December 31, rather than the Company’s measurement date of November 30, as previously permitted. The effects of this change are included in 2008 activity.
     The components of pension (income) expense and components of other postretirement benefit expense for the Company’s defined benefit plans included the following:

	Pension Benefits			Other Postretirement Benefits

(in millions)	2010	2009	2008	2010	2009	2008

Service cost — benefits earned during the year	$30.2	$23.3	$28.2	$3.1	$2.9	$3.1
Interest cost on benefits earned in prior years	131.9	138.6	130.6	28.9	32.5	31.6
Expected return on plan assets	(181.5)	(156.4)	(200.9)	(1.4)	(1.5)	(5.6)
Amortization of prior service cost (credit)	13.4	16.6	16.8	(18.1)	(19.2)	(21.3)
Amortization of net actuarial loss	77.4	76.5	13.1	6.0	6.4	5.1

Total retirement benefit expense (income)	$71.4	$98.6	$(12.2)	$18.5	$21.1	$12.9

     Other postretirement benefit costs for a defined contribution plan were $0.2 million and $2.2 million for the years ended December 31, 2010 and 2009, respectively. As discussed in Note 13, Business Segments, ATI’s retirement benefit expense for determining segment operating profit includes both pension expense and other postretirement benefit expenses.
     Actuarial assumptions used to develop the components of defined benefit pension expense (income) and other postretirement benefit expense were as follows:

		Pension Benefits		Other Postretirement Benefits

	2010	2009	2008	2010	2009	2008

Discount rate	6.20%	6.85 -7.5% (a)	6.25%	6.20%	6.85%	6.25%
Rate of increase in future compensation levels	2.5% - 4.5%	3% - 4.5%	3% - 4.5%	—	—	—
Expected long-term rate of return on assets	8.75%	8.75%	8.75%	8.3%	8.3%	9.0%

(a)	The 2009 expense for the U.S. qualified defined benefit plan initially used a 6.85% discount rate. This plan was remeasured in the second quarter 2009 upon the Company’s $350 million voluntary cash contribution, and a 7.5% discount rate was used to determine expense for this plan for the remainder of the year.
     Actuarial assumptions used for the valuation of defined benefit pension and other postretirement benefit obligations at the end of the respective periods were as follows:

	Pension Benefits		Other Postretirement Benefits

	2010	2009	2010	2009

Discount rate	5.8%	6.2%	5.8%	6.2%
Rate of increase in future compensation levels	2.5% - 4.5%	2.5% - 4.5%	—	—

     A reconciliation of the funded status for the Company’s defined benefit pension and other postretirement benefit plans at December 31, 2010 and 2009 was as follows:

	Pension Benefits		Other Postretirement Benefits

(in millions)	2010	2009	2010	2009

Change in benefit obligations:
Benefit obligation at beginning of year	$2,220.7	$2,069.3	$509.4	$520.9
Service cost	30.2	23.3	3.1	2.9
Interest cost	131.9	138.6	28.9	32.5
Benefits paid	(176.9)	(174.6)	(53.5)	(57.3)
Subsidy paid	—	—	2.1	2.5
Participant contributions	0.7	0.8	—	—
Effect of currency rates	(2.7)	3.6	—	—
Net actuarial (gains) losses — discount rate change	94.3	147.3	15.1	22.7
- other	(4.6)	12.4	(5.5)	(14.8)

Benefit obligation at end of year	$2,293.6	$2,220.7	$499.6	$509.4

Change in plan assets:
Fair value of plan assets at beginning of year	$2,163.5	$1,686.8	$17.1	$35.0
Actual returns on plan assets and plan expenses	244.7	289.8	(0.4)	(4.1)
Employer contributions	7.5	357.5	—	—
Participant contributions	0.7	0.8	—	—
Effect of currency rates	(2.1)	3.2	—	—
Benefits paid	(176.9)	(174.6)	(4.2)	(13.8)

Fair value of plan assets at end of year	$2,237.4	$2,163.5	$12.5	$17.1

Amounts recognized in the balance sheet:
Other assets	$8.7	$—	$—	$—
Current liabilities	(6.6)	(6.6)	(63.3)	(68.0)
Noncurrent liabilities	(58.3)	(50.6)	(423.8)	(424.3)

Total amount recognized	$(56.2)	$(57.2)	$(487.1)	$(492.3)

     Changes to accumulated other comprehensive loss related to pension and other postretirement benefit plans in 2010 and 2009 were as follows:

	Pension Benefits		Other Postretirement Benefits

(in millions)	2010	2009	2010	2009

Beginning of year accumulated other comprehensive loss	$(1,035.2)	$(1,100.8)	$(66.6)	$(40.4)
Amortization of prior service cost (credit)	77.4	76.5	(18.1)	(19.2)
Amortization of net actuarial loss	13.4	16.6	6.0	6.4
Remeasurements	(25.4)	(27.5)	(11.3)	(13.4)

End of year accumulated other comprehensive loss	$(969.8)	$(1,035.2)	$(90.0)	$(66.6)

Net change in accumulated other comprehensive loss	$65.4	$65.6	$(23.4)	$(26.2)

     Amounts included in accumulated other comprehensive loss at December 31, 2010 and 2009 were as follows:

	Pension Benefits		Other Postretirement Benefits

(in millions)	2010	2009	2010	2009

Prior service cost (credit)	$(26.2)	$(39.6)	$49.4	$67.5
Net actuarial loss	(943.6)	(995.6)	(139.4)	(134.1)

Accumulated other comprehensive loss	(969.8)	(1,035.2)	(90.0)	(66.6)
Deferred tax effect	369.6	396.5	34.7	25.6

Accumulated other comprehensive income loss, net of tax	$(600.2)	$(638.7)	$(55.3)	$(41.0)

     Retirement benefit expense for defined benefit plans in 2011 is estimated to be approximately $77 million, comprised of $56 million for pension expense and $21 million of expense for other postretirement benefits. Amounts in accumulated other comprehensive income (loss) that are expected to be recognized as components of net periodic benefit cost in 2011 are:

		Other
	Pension	Postretirement
(in millions)	Benefits	Benefits	Total

Amortization of prior service cost (credit)	$11.3	$(18.4)	$(7.1)
Amortization of net actuarial loss	71.3	9.8	81.1

Amortization of accumulated other comprehensive income (loss)	$82.6	$(8.6)	$74.0

     The accumulated benefit obligation for all defined benefit pension plans was $2,239.4 million and $2,166.0 million at December 31, 2010 and 2009, respectively. Additional information for pension plans with accumulated benefit obligations in excess of plan assets:

	Pension Benefits

(in millions)	2010	2009

Projected benefit obligation	$123.2	$102.5
Accumulated benefit obligation	119.1	98.6
Fair value of plan assets	58.3	54.0

     Based upon current regulations and actuarial studies, the Company does not expect to be required to make cash contributions to its U.S. qualified defined benefit pension plan (U.S. Plan) for 2011. However, the Company may elect, depending upon the investment performance of the pension plan assets and other factors, to make voluntary cash contributions to this pension plan in the future. For 2011, the Company expects to fund benefits of approximately $4 million for its U.S. nonqualified benefit pension plans, and fund contributions of approximately $2 million to its U.K. defined benefit plan.
     The Company contributes on behalf of certain union employees to a pension plan, which is administered by the USW and funded pursuant to a collective bargaining agreement. Pension expense and contributions to this plan were $0.9 million in 2010, $1.0 million in 2009, and $1.5 million in 2008.
     The plan assets for the U.S. Plan represent approximately 97% of total pension plan assets at December 31, 2010. The U.S. Plan invests in a diversified portfolio consisting of an array of asset classes that attempts to maximize returns while minimizing volatility. These asset classes include U.S. domestic equities, developed market equities, emerging market equities, private equity, global high quality and high yield fixed income, and real estate. The Company continually monitors the investment results of these asset classes and its fund managers, and explores other potential asset classes for possible future investment.
     U.S. Plan assets at December 31, 2010 and 2009 included 2.8 million shares of ATI common stock with a fair value of $154.5 million and $125.4 million, respectively. Dividends of $2.0 million were received by the U.S. Plan in both 2010 and 2009 on the ATI common stock held by this plan.
     The fair values of the Company’s pension plan assets at December 31, 2010, by asset category and by the level of inputs used to determine fair value, were as follows:

		Quoted Prices in
		Active Markets for	Significant	Significant
(in millions)		Identical Assets	Observable Inputs	Unobservable Inputs

Asset category	Total	(Level 1)	(Level 2)	(Level 3)

Equity securities:
ATI common stock	$154.5	$154.5	$—	$—
Other U.S. equities (a)	519.3	185.2	334.1	—
International equities (b)	266.7	21.5	245.2	—
Fixed income and cash equivalents (c)	1,020.3	150.6	867.3	2.4
Private equity	83.0	—	—	83.0
Hedge funds	124.0	—	—	124.0
Real estate and other	69.6	4.2	8.6	56.8

Total assets	$2,237.4	$516.0	$1,455.2	$266.2

(a)	Includes investments in comingled funds that invest in U.S. equity securities, comprised of approximately 90% large-cap U.S. companies and 10% small-cap U.S. companies.

(b)	Includes investments in comingled funds that invest in non-U.S. equity securities, comprised of approximately 80% developed countries and 20% emerging market economies.

(c)	Fixed income investments are comprised of actively managed investments which include U.S. government and U.S. government agency securities, corporate bonds, mortgage-backed securities and other fixed income securities. To mitigate risk, investment managers have limitations regarding the amount of investment in particular securities and the credit quality of such investments.
     Changes in the fair value of Level 3 pension plan assets for the year ended December 31, 2010 were as follows:

		Net Realized	Net Purchases,	Net Transfers
	January 1,	and Unrealized	Issuances and	Into (Out Of)	December 31,
(in millions)	2010 Balance	Gains (Losses)	Settlements	Level 3	2010 Balance

Fixed income and cash equivalents	$3.1	$0.2	$(0.9)	$—	$2.4
Private equity	81.4	1.9	(0.3)	—	83.0
Hedge funds	114.2	8.3	1.5	—	124.0
Real estate and other	49.0	7.9	(0.1)	—	56.8

Total	$247.7	$18.3	$0.2	$—	$266.2

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
     For 2011, the expected long-term rate of returns on defined benefit pension assets will be 8.50%. In developing the expected long-term rate of return assumptions, the Company evaluated input from its third party pension plan asset managers and actuaries, including reviews of their asset class return expectations and long-term inflation assumptions. The expected long-term rate of return is based on expected asset allocations within ranges for each investment category, and includes consideration of both historical and projected annual compound returns, weighted on a 65%/35% basis, respectively. The Company’s actual returns on pension assets for the last five years have been 12.2% for 2010, 16.4% for 2009, (25.3)% for 2008, 10.9% for 2007, and 18.2% for 2006.
     The target asset allocations for pension plans for 2011, by major investment category, are:

Asset category	Target asset allocation range

Equity securities:
U. S. equities	18% - 38%
International equities	7% - 17%
Fixed income	35% - 45%
Private equity	0% - 10%
Hedge funds	0% - 10%
Real estate and other	0% - 10%
Cash and cash equivalents	0% - 10%

     At December 31, 2010, other postretirement benefit plan assets of $12 million are primarily invested in private equity investments, which are classified as Level 3 in the valuation hierarchy, as the valuations are substantially based upon unobservable information. For 2011, the expected long-term rate of returns on these other postretirement benefit assets will be 8.3%. The expected return on other postretirement benefit plan assets is expected to be lower than the return on pension plan investments due to the mix of investments and the expected reduction of plan assets due to benefit payments.
     Labor agreements with United Steelworkers’ represented employees require the Company to make contributions to independently administered VEBA trusts based upon the attainment of a certain level of profitability. The Company expects to contribute approximately $23 million of contributions tied to profitability levels to these VEBA trusts in 2011.
     Pension costs for defined contribution plans were $18.8 million in 2010, $18.0 million in 2009, and $21.3 million in 2008. Company contributions to these defined contribution plans are funded with cash.
     The following table summarizes expected benefit payments from the Company’s various pension and other postretirement benefit defined benefit plans through 2020, and also includes estimated Medicare Part D subsidies projected to be received during this period based on currently available information.

		Other
	Pension	Postretirement	Medicare Part
(in millions)	Benefits	Benefits	D Subsidy

2011	$163.9	$65.0	$1.6
2012	163.9	63.4	1.7
2013	163.7	44.8	1.7
2014	164.0	43.8	1.7
2015	166.5	47.3	1.7
2016-2020	845.8	202.8	7.8

     The annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) for health care plans was 9.5% in 2011 and is assumed to gradually decrease to 5.0% in the year 2028 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One	One
	Percentage	Percentage
	Point	Point
(in millions)	Increase	Decrease

Effect on total of service and interest cost components for the year	$0.6	$(0.6)
ended December 31, 2010
Effect on other postretirement benefit obligation at December 31, 2010	$10.9	$(9.7)

Note 10. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, at December 31, 2010 and 2009 were as follows:

(in millions)	2010	2009

Attributable to ATI
Pension plans and other postretirement benefits	$(655.5)	$(679.7)
Foreign currency translation	(5.9)	2.7
Derivative financial instruments	(3.7)	3.5

Accumulated other comprehensive income (loss) attributable to ATI	$(665.1)	$(673.5)

Attributable to noncontrolling interests
Foreign currency translation	$16.0	$12.8

Accumulated other comprehensive income attributable to noncontrolling interests	$16.0	$12.8

     Other comprehensive income (loss) amounts are net of applicable income tax expense (benefit) for each year presented. Foreign currency translation adjustments, including those pertaining to noncontrolling interests, are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.
Note 11. Stockholders’ Equity
Preferred Stock
Authorized preferred stock may be issued in one or more series, with designations, powers and preferences as shall be designated by the Board of Directors. At December 31, 2010, there were no shares of preferred stock issued.
Common Stock
On November 1, 2007, the Company’s Board of Directors approved a share repurchase program of $500 million. As of December 31, 2010, 6,837,000 shares had been purchased in open market transactions under this program at a cost of $339.5 million. There were no share repurchases under this program in 2010 or 2009. Per share amounts reflect the effect of the shares repurchased on a weighted average basis for the periods presented.
Share-based Compensation
The Company sponsors three principal share-based incentive compensation programs. During 2007, the Company adopted the Allegheny Technologies Incorporated 2007 Incentive Plan (the “Incentive Plan”), which was amended and restated in 2010. Awards earned under share-based incentive compensation programs are generally paid with shares held in treasury, if sufficient treasury shares are held, and any additional required share payments are made with newly issued shares. At December 31, 2010, approximately 1.4 million shares of common stock were available for future awards under the Incentive Plan. The general terms of each arrangement granted under the Incentive Plan, and predecessor plans, the method of estimating fair value for each arrangement, and award activity is reported below.
Stock option awards: The Company ceased granting stock options to employees in 2003 and to non-employee directors in 2006. As of December 31, 2010, there were no unvested stock option awards.
     Stock option transactions under the Company’s plans for the years ended December 31, 2010, 2009, and 2008 are summarized as follows:

	2010		2009		2008
		Weighted		Weighted		Weighted
	Number of	Average		Average	Number of	Average
(shares in thousands)	shares	Exercise Price	Number of shares	Exercise Price	shares	Exercise Price

Outstanding, beginning of year	701	$9.01	823	$9.96	897	$11.43
Granted	—	—	—	—	—	—
Exercised	(98)	14.21	(76)	11.43	(31)	9.69
Cancelled	(3)	18.09	(46)	21.99	(43)	40.67

Outstanding at end of year	600	$8.11	701	$9.01	823	$9.96

Exercisable at end of year	600	$8.11	701	$9.01	823	$9.96

Options outstanding at December 31, 2010 were as follows:

(shares in thousands, life in years)	Options Outstanding and Exercisable
		Weighted Average
		Remaining	Weighted Average
Range of Exercise Prices	Number of Shares	Contractual Life	Exercise Price

$3.63 - $7.00	291	2.1	$4.20
7.01 - 10.00	191	1.8	7.26
10.01 - 15.00	39	1.4	12.56
15.01 - 20.00	68	0.9	17.03
20.01 - 30.00	4	4.3	24.38
30.01 - 72.46	7	5.3	72.46

	600	1.9	$8.11

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2010 was $28.2 million. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fourth quarter of fiscal 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010.
     Nonvested stock awards: Awards of nonvested stock are granted to employees, with either performance and/or service conditions. Awards of nonvested stock are also granted to non-employee directors, with service conditions. For nonvested stock awarded in 2009 and 2008 nonvested shares participate in cash dividends during the restriction period. For nonvested stock awarded in 2010, dividend equivalents, whether in stock or cash form, are not paid until the underlying award vests.
     The fair value of nonvested stock awards is measured based on the stock price at the grant date, adjusted for non-participating dividends, as applicable, based on the current dividend rate. For nonvested stock awards to employees in 2010, 2009, and 2008, under the Company’s Performance/Restricted Stock Program (PRSP), one-half of the nonvested stock (“performance shares”) vests only on the attainment of an income target, measured over a cumulative three-year period. The remaining nonvested stock awarded to employees vests over a service period of five years, with accelerated vesting to three years if the performance shares’ vesting criterion is attained. Expense for each of these awards is recognized based on estimates of attaining the performance criterion, including estimated forfeitures. As of December 31, 2010, the income statement metrics for the 2010 and 2009 awards were expected to be attained for the performance shares, and expense for both portions of the awards was recognized on a straight line basis based on a three-year vesting assumption. The income statement metric for the 2008 PRSP nonvested stock award was not met, and 66,483 shares were forfeited as of December 31, 2010. Expense for the remaining portion of 2008 PRSP award is being recognized over the five year service vesting period.
     In 2010, the Company made nonvested stock awards to certain executives under the Performance Equity Payment Plan (PEPP). These stock awards have single year vesting if an income target is attained, and dividends on these nonvested shares are escrowed and paid in cash when and if the shares vest. Based on the Company’s attainment of predetermined levels of earnings, 65,014 PEPP nonvested stock awards vested in 2010.
     Compensation expense related to all nonvested stock awards was $12.9 million in 2010, $6.2 million in 2009, and $9.4 million in 2008. Approximately $15.7 million of unrecognized fair value compensation expense relating to nonvested stock awards is expected to be recognized through 2013 based on estimates of attaining performance vesting criteria, including estimated forfeitures.

(Shares in thousands, $ in millions)	2010		2009		2008
		Weighted Average		Weighted Average		Weighted Average
		Grant Date Fair		Grant Date Fair		Grant Date Fair
	Number of shares	Value	Number of shares	Value	Number of shares	Value

Nonvested, beginning of year	740	$26.9	281	$25.7	223	$18.2
Granted	400	17.0	590	13.7	162	13.3
Vested	(78)	(4.3)	(105)	(10.7)	(89)	(4.6)
Forfeited	(86)	(6.3)	(26)	(1.8)	(15)	(1.2)

Nonvested, end of year	976	$33.3	740	$26.9	281	$25.7

     Total shareholder return incentive compensation program (“TSRP”) awards: Awards under the TSRP are granted at a target number of shares, and vest based on the measured return of the Company’s stock price and dividend performance at the end of three-year periods as compared to the stock price and dividend performance of a group of industry peers. In 2010, the Company established a 2010-2012 TSRP, with 243,076 shares as the target award level. The actual number of shares awarded may range from a minimum of zero to a maximum of three times target. Fair values for the TSRP awards were estimated using Monte Carlo simulations of stock price correlation, projected dividend yields and other variables over three-year time horizons matching the TSRP performance periods. Compensation expense was $14.9 million in 2010, $14.5 million in 2009, and $11.0 million in 2008 for the fair value of TSRP awards.
     The estimated fair value of each TSRP award, including the projected shares to be awarded, and future compensation expense to be recognized for TSRP awards, including estimated forfeitures, was as follows:

(Shares in thousands, $ in millions)
		December 31, 2010
		Unrecognized
	TSRP Award	Compensation	Minimum	Target	Maximum
TSRP Award Performance Period	Fair Value	Expense	Shares	Shares	Shares

2008 - 2010	$11.1	$—	—	87	261
2009 - 2011	$16.1	5.4	—	390	1,171
2010 - 2012	$23.1	17.3	—	224	671

Total		$22.7	—	701	2,103

     An award was earned for the 2008-2010 TSRP performance period based on the Company’s stock price performance for the three-year period ended December 31, 2010, which resulted in the issuance of 75,920 shares of stock to participants in the 2011 first quarter.
Undistributed Earnings of Investees
Stockholders’ equity includes undistributed earnings of investees accounted for under the equity method of accounting of approximately $24 million at December 31, 2010.

Note 12. Income Taxes
The income tax provision (benefit) was as follows:

(in millions)	2010	2009	2008

Current:
Federal	$(47.3)	$(91.3)	$142.5
State	(4.4)	(2.8)	14.0
Foreign	8.9	(1.8)	8.9

Total	(42.8)	(95.9)	165.4

Deferred:
Federal	83.4	115.5	114.0
State	6.0	3.8	12.6
Foreign	0.4	3.5	2.2

Total	89.8	122.8	128.8

Income tax provision	$47.0	$26.9	$294.2

     The following is a reconciliation of income taxes computed at the statutory U.S. Federal income tax rate to the actual effective income tax provision:

	Income Tax Provision
(in millions)	2010	2009	2008

Taxes computed at the federal rate	$44.0	$22.7	$301.0
State and local income taxes, net of federal tax benefit	5.5	(0.6)	26.7
Tax law changes	5.8	—	—
Foreign earnings taxed at different rate	(4.8)	(0.4)	(4.7)
Tax reserve adjustments	(6.2)	1.6	(2.8)
Valuation allowance	1.6	5.7	—
Adjustment to prior years’ taxes	(1.9)	(3.0)	(11.9)
Manufacturing deduction	—	—	(11.3)
Other	3.0	0.9	(2.8)

Income tax provision:	$47.0	$26.9	$294.2

     Tax law changes include $5.3 million associated with the Patient Protection and Affordable Care Act. Under this legislation, the tax advantage of the subsidy to encourage companies to provide retiree prescription drug coverage was eliminated. Although the elimination of this tax advantage under the new legislation does not take effect until 2013, the Company was required by U.S. generally accepted accounting principles to recognize the full accounting impact in the period in which the Act became law. Since future anticipated retiree health care liabilities and related tax subsidies were already reflected in ATI’s financial statements, the change in law resulted in a reduction of the value of the Company’s deferred tax asset related to the subsidy. Tax law changes due to the Small Business Jobs and Credit Act, which allows businesses of all sizes to accelerate depreciation on certain property placed into service in 2010, resulted in a taxable loss for U.S. Federal purposes in 2010, which increased the Company’s ability to recover prior years’ cash taxes paid, but eliminated the current year tax benefit of the manufacturing deduction.
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

     Income before income taxes for the Company’s U.S. and non-U.S. operations was as follows:

(in millions)	2010	2009	2008

U.S.	$87.1	$57.9	$815.4
Non-U.S.	38.6	7.0	52.3

Income before income taxes	$125.7	$64.9	$867.7

     Income taxes paid and amounts received as refunds were as follows:

(in millions)	2010	2009	2008

Income taxes paid	$28.8	$45.0	$213.5
Income tax refunds received	(20.9)	(124.3)	(34.2)

Income taxes paid (received), net	$7.9	$(79.3)	$179.3

     Deferred income taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes, and differences between the fair value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income taxes represent future tax benefits or costs to be recognized when those temporary differences reverse. The categories of assets and liabilities that have resulted in differences in the timing of the recognition of income and expense at December 31, 2010 and 2009 were as follows:

(in millions)	2010	2009

Deferred income tax assets
Postretirement benefits other than pensions	$177.2	$188.2
State net operating loss tax carryovers	30.2	27.9
Federal and state tax credits	30.1	27.4
Deferred compensation and other benefit plans	22.1	15.7
Self insurance reserves	10.1	14.3
Other items	70.5	93.1

Gross deferred income tax assets	340.2	366.6
Valuation allowance for deferred tax assets	(21.4)	(19.9)

Total deferred income tax assets	318.8	346.7

Deferred income tax liabilities
Bases of property, plant and equipment	305.8	229.0
Inventory valuation	57.4	47.1
Other items	29.8	31.2

Total deferred tax liabilities	393.0	307.3

Net deferred tax (liability) asset	$(74.2)	$39.4

     The Company had $21.4 million and $19.9 million in deferred tax asset valuation allowances at December 31, 2010 and 2009, respectively, related to state deferred tax assets. The valuation allowance at December 31, 2010 includes $8.8 million for state net operating loss tax carryforwards, $8.8 million for state tax credits and $3.8 million for state temporary differences, since the Company has concluded, based on current state tax laws, that it is more likely than not that these tax benefits would not be realized. For these state net operating loss tax carryforwards, expiration will generally occur in 20 years and utilization of the tax benefit is limited to $3 million per year or 20% of apportioned income, which ever is greater.
     The changes in the liability for unrecognized income tax benefits for the years ended December 31, 2010, 2009 and 2008 were as follows:

(in millions)	2010	2009	2008

Balance at beginning of year	$37.3	$34.7	$38.1
Increases in prior period tax positions	1.5	1.2	0.1
Decreases in prior period tax positions	(15.8)	—	(7.0)
Increases in current period tax positions	0.3	0.7	2.1
Decreases in current period tax positions	—	(0.8)	—
Settlements	(1.1)	—	—
Interest and penalties, net	(5.1)	1.5	1.4

Balance at end of year	$17.1	$37.3	$34.7

     For the year ended December 31, 2010, as a result of the settlements of uncertain income tax positions, the liability for unrecognized income tax benefits was reduced by $18.5 million, including $5.7 million of interest and penalties. The settlements increased deferred tax liabilities by $12.8 million, and the interest and penalty component reduced the current year’s income tax provision. Additionally, the Company’s income tax provision included charges related to uncertain tax positions in the amount of $1.8 million, and interest and penalties of $0.6 million. At December 31, 2010, interest and penalties included in the liability for unrecognized tax benefits were $3.2 million.
     Including tax positions for which the Company determined that the tax position would not meet the more-likely-than-not recognition threshold upon examination by the tax authorities based upon the technical merits of the position, the total estimated unrecognized tax benefit that, if recognized, would affect our effective tax rate was approximately $12 million. At this time, the Company believes that it is reasonably possible that approximately $2 million of the estimated unrecognized tax benefits as of December 31, 2010 will be recognized within the next twelve months based on the expiration of statutory review periods.
     The Company, and/or one of its subsidiaries, files income tax returns in the U.S. Federal jurisdiction and in various state and foreign jurisdictions. A summary of tax years that remain subject to examination, by major tax jurisdiction, is as follows:

Earliest Year Open to
Jurisdiction	Examination

U.S. Federal	2009
States:
Alabama	2007
Illinois	2008
North Carolina	2007
Oregon	2007
Pennsylvania	2007
Foreign:
China	2006
Germany	2006
United Kingdom	2006

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
     The Flat-Rolled Products segment produces, converts and distributes stainless steel, nickel-based alloys, specialty alloys, and titanium and titanium-based alloys in a variety of product forms, including plate, sheet, engineered strip and Precision Rolled Strip® products as well as grain-oriented electrical steel sheet. The companies in this segment include ATI Allegheny Ludlum, STAL, in which the Company has a 60% ownership interest, and ATI’s 50% interest in Uniti, which is accounted for under the equity method. Sales to Uniti, which are included in ATI’s consolidated statements of income, were $98.3 million in 2010, $80.5 million in 2009, and $199.1 million in 2008. ATI’s share of Uniti’s income (loss) was $2.5 million in 2010, $(2.7) million in 2009, and $11.3 million in 2008, which is included in the Flat-Rolled Products segment’s operating profit, and within cost of sales in the consolidated statements of income. The remaining 50% interest in Uniti is held by VSMPO, a Russian producer of titanium, aluminum, and specialty steel products.
     The Engineered Products segment’s principal business produces tungsten powder, tungsten heavy alloys, tungsten carbide materials and carbide cutting tools. This segment also produces carbon alloy steel impression die forgings and large grey and ductile iron castings, and performs precision metals processing services. The companies in this segment are ATI Tungsten Materials, ATI Portland Forge, ATI Casting Service and ATI Precision Finishing.
     Intersegment sales are generally recorded at full cost or market. Common services are allocated on the basis of estimated utilization.

(in millions)	2010	2009	2008

Total sales:
High Performance Metals	$1,410.5	$1,357.4	$2,134.4
Flat-Rolled Products	2,360.2	1,564.9	2,968.4
Engineered Products	411.7	268.8	506.8

Total sales	4,182.4	3,191.1	5,609.6

Intersegment sales:
High Performance Metals	73.0	57.4	189.5
Flat-Rolled Products	21.7	48.8	59.3
Engineered Products	39.9	30.0	51.1

Total intersegment sales	134.6	136.2	299.9

Sales to external customers
High Performance Metals	1,337.5	1,300.0	1,944.9
Flat-Rolled Products	2,338.5	1,516.1	2,909.1
Engineered Products	371.8	238.8	455.7

Total sales to external customers	$4,047.8	$3,054.9	$5,309.7

     Total direct international sales were $1,283.8 million in 2010, $950.4 million in 2009, and $1,493.4 million in 2008. Of these amounts, sales by operations in the United States to customers in other countries were $950.4 million in 2010, $678.6 million in 2009, and $1,093.6 million in 2008.

(in millions)	2010	2009	2008

Operating profit (loss)
High Performance Metals	$257.8	$234.7	$539.0
Flat-Rolled Products	85.9	71.3	385.0
Engineered Products	12.8	(23.8)	20.9

Total operating profit	356.5	282.2	944.9

Corporate expenses	(64.1)	(53.1)	(56.8)
Interest expense, net	(62.7)	(19.3)	(3.5)
Other expenses, net of gains on asset sales	(13.9)	(13.8)	(8.5)
Debt extinguishment costs	—	(9.2)	—
Retirement benefit expense	(90.1)	(121.9)	(8.4)

Income before income taxes	$125.7	$64.9	$867.7

     Business segment operating profit excludes costs for restructuring charges, retirement benefit income or expense, corporate expenses, interest expenses, debt extinguishment costs, and costs associated with closed operations. These costs are excluded for segment reporting to provide a profit measure based on what management considers to be controllable costs at the segment level. Retirement benefit expense includes both pension expense and other postretirement benefit expenses. In April 2008, the Company entered into a new five-year labor agreement with United Steelworkers represented employees at the Wah Chang operation and agreed to establish a Voluntary Employee Benefit Association (VEBA) trust for certain postretirement benefits. For the years ended December 31, 2010, 2009 and 2008, the Company recognized $0.2 million, $2.2 million and $7.7 million of expense, respectively, for this VEBA, which is included in retirement benefit expense as reported above in business segments.

     Other expenses, net of gains on asset sales, includes charges incurred in connection with closed operations, pretax gains and losses on the sale of surplus real estate, non-strategic investments, and other assets, and other non-operating income or expense, which are primarily included in selling and administrative expenses, and in other income (expense) in the consolidated statement of income. In 2010, the Company recorded $13.9 million in other charges primarily related to closed companies, including $2.1 million for environmental costs, $2.8 million for real estate costs at closed companies, and $9.0 million for other expenses including legal matters and foreign exchange losses. In 2009, the Company recorded $13.8 million in other charges primarily related to closed companies, including $2.8 million for environmental costs, $3.7 million for real estate costs at closed companies, and $7.3 million for other expenses including legal matters. In 2008, the Company recorded $8.5 million in other charges primarily related to closed companies, including $2.6 million for environmental costs, $2.6 million for real estate costs at closed companies, and $3.3 million for other expenses including legal matters and foreign exchange losses.
     Certain additional information regarding the Company’s business segments is presented below:

(in millions)	2010	2009	2008

Depreciation and amortization:
High Performance Metals	$77.7	$65.3	$57.1
Flat-Rolled Products	48.1	47.6	44.5
Engineered Products	14.3	16.1	13.6
Corporate	1.4	3.6	3.6

Total depreciation and amortization	141.5	132.6	118.8

Capital expenditures:
High Performance Metals	113.7	298.0	367.3
Flat-Rolled Products	95.8	104.8	115.5
Engineered Products	9.1	9.6	31.4
Corporate	0.5	3.0	1.5

Total capital expenditures	219.1	415.4	515.7

Identifiable assets:
High Performance Metals	2,283.4	2,106.3	1,886.9
Flat-Rolled Products	1,362.0	1,117.0	1,121.7
Engineered Products	295.5	259.0	308.8
Corporate:
Prepaid pension cost	8.7	—	—
Deferred taxes	—	63.1	281.6
Cash and cash equivalents and other	544.0	800.6	571.4

Total assets	$4,493.6	$4,346.0	$4,170.4

Geographic information for external sales based on country of origin, and assets, are as follows:

		Percent		Percent		Percent
($ in millions)	2010	of total	2009	of total	2008	of total

External sales:
United States	$2,764.0	68%	$2,104.4	69%	$3,816.4	72%
China	234.5	6%	185.2	6%	253.9	5%
Germany	183.7	5%	123.2	4%	184.1	3%
Italy	175.7	4%	53.8	2%	52.9	1%
United Kingdom	118.1	3%	118.5	4%	229.2	4%
Canada	109.0	3%	114.2	4%	154.1	3%
France	94.3	2%	91.9	3%	165.2	3%
Mexico	56.6	1%	17.6	1%	46.2	1%
Netherlands	37.9	1%	12.4	0%	9.5	0%
Other	274.0	7%	233.7	7%	398.2	8%

Total External Sales	$4,047.8	100%	$3,054.9	100%	$5,309.7	100%

		Percent		Percent		Percent
($ in millions)	2010	of total	2009	of total	2008	of total

Total assets:
United States	$3,853.9	86%	$3,759.4	87%	$3,582.0	86%
China	250.4	6%	224.0	5%	189.4	4%
United Kingdom	200.4	4%	175.4	4%	196.8	5%
Luxembourg (a)	97.3	2%	105.1	2%	77.5	2%
Other	91.6	2%	82.1	2%	124.7	3%

Total Assets	$4,493.6	100%	$4,346.0	100%	$4,170.4	100%

(a)	Comprises assets held by the Company’s European Treasury Center operation.
Note 14. Per Share Information
The following table sets forth the computation of basic and diluted net income per common share:

(in millions, except per share amounts)
Years ended December 31,	2010	2009	2008

Numerator:
Numerator for basic and diluted net income per common share — net income attributable to ATI	$70.7	$31.7	$565.9

Denominator:
Denominator for basic net income per common share — weighted average shares	97.45	97.21	99.13
Effect of dilutive securities:
Share-based compensation	1.27	0.92	0.71

Denominator for diluted net income per common share — adjusted weighted average shares and assumed conversions	98.72	98.13	99.84

Basic net income attributable to ATI per common share	$0.73	$0.33	$5.71

Diluted net income attributable to ATI per common share	$0.72	$0.32	$5.67

     Common stock that would be issuable upon the assumed conversion of the 2014 Convertible Notes and other option equivalents and contingently issuable shares were excluded from the computation of contingently issuable shares, and therefore, from the denominator for diluted earnings per share, as the effect of inclusion would have been anti-dilutive. Excluded shares for 2010 and 2009 were 9.6 million and 5.7 million, respectively.
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
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
December 31, 2010

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and cash equivalents	$1.9	$159.1	$271.3	$—	$432.3
Accounts receivable, net	0.1	233.3	312.0	—	545.4
Inventories, net	—	232.6	791.9	—	1,024.5
Prepaid expenses and other current assets	48.6	19.2	45.1	—	112.9

Total current assets	50.6	644.2	1,420.3	—	2,115.1
Property, plant and equipment, net	2.8	483.5	1,503.0	—	1,989.3
Cost in excess of net assets acquired	—	112.2	94.6	—	206.8
Investments in subsidiaries and other assets	4,249.2	1,554.2	1,001.0	(6,622.0)	182.4

Total assets	$4,302.6	$2,794.1	$4,018.9	$(6,622.0)	$4,493.6

Liabilities and stockholders’ equity:
Accounts payable	$5.5	$173.3	$215.3	$—	$394.1
Accrued liabilities	1,179.3	62.9	704.8	(1,697.1)	249.9
Deferred income taxes	5.6	—	—	—	5.6
Short-term debt and current portion of long-term debt	117.3	10.4	13.7	—	141.4

Total current liabilities	1,307.7	246.6	933.8	(1,697.1)	791.0
Long-term debt	752.5	350.8	18.6	(200.0)	921.9
Accrued postretirement benefits	—	236.6	187.2	—	423.8
Pension liabilities	12.9	6.2	39.2	—	58.3
Deferred income taxes	68.6	—	—	—	68.6
Other long-term liabilities	31.5	20.0	49.1	—	100.6

Total liabilities	2,173.2	860.2	1,227.9	(1,897.1)	2,364.2

Total stockholders’ equity	2,129.4	1,933.9	2,791.0	(4,724.9)	2,129.4

Total liabilities and stockholders’ equity	$4,302.6	$2,794.1	$4,018.9	$(6,622.0)	$4,493.6

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations
For the year ended December 31, 2010

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Sales	$—	$2,056.5	$1,991.3	$—	$4,047.8
Cost of sales	44.0	1,968.4	1,545.1	—	3,557.5
Selling and administrative expenses	126.2	28.8	149.9	—	304.9

Income (loss) before interest, other income and income taxes	(170.2)	59.3	296.3	—	185.4
Interest expense, net	(52.2)	(10.2)	(0.3)	—	(62.7)
Other income (expense) including equity in income of unconsolidated subsidiaries	348.1	8.5	3.8	(357.4)	3.0
Income before income tax provision	125.7	57.6	299.8	(357.4)	125.7
Income tax provision	47.0	20.0	124.0	(144.0)	47.0

Net income	78.7	37.6	175.8	(213.4)	78.7
Less: Net income attributable to noncontrolling interest	8.0	—	8.0	(8.0)	8.0

Net income attributable to ATI	$70.7	$37.6	$167.8	$(205.4)	$70.7

Condensed Statements of Cash Flows
For the year ended December 31, 2010

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) operating activities	$(23.8)	$(188.9)	$271.2	$(31.4)	$27.1

Cash flows used in investing activities	(0.2)	(68.7)	(123.0)	(24.9)	(216.8)

Cash flows provided by (used in) financing activities	18.7	(55.5)	(106.3)	56.3	(86.8)

Increase (decrease) in cash and cash equivalents	$(5.3)	$(313.1)	$41.9	$—	$(276.5)

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

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations
For the year ended December 31, 2009

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Sales	$—	$1,380.3	$1,674.6	$—	$3,054.9
Cost of sales	68.5	1,284.2	1,293.8	—	2,646.5
Selling and administrative expenses	127.7	36.5	151.5	—	315.7

Income (loss) before interest, other income and income taxes	(196.2)	59.6	229.3	—	92.7
Interest income (expense), net	(9.5)	(9.8)	—	—	(19.3)
Debt extinguishment costs	(9.2)	—	—	—	(9.2)
Other income (expense) including equity in income of unconsolidated subsidiaries	279.8	2.6	5.7	(287.4)	0.7

Income before income tax provision	64.9	52.4	235.0	(287.4)	64.9
Income tax provision	26.9	18.8	93.6	(112.4)	26.9

Net income	38.0	33.6	141.4	(175.0)	38.0
Less: Net income attributable to noncontrolling interest	6.3	—	6.3	(6.3)	6.3

Net income attributable to ATI	$31.7	$33.6	$135.1	$(168.7)	$31.7

Condensed Statements of Cash Flows
For the year ended December 31, 2009

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) operating activities	$(46.2)	$62.5	$184.3	$17.9	$218.5

Cash flows used in investing activities	(132.8)	(48.1)	(334.5)	61.7	(453.7)

Cash flows provided by (used in) financing activities	182.8	176.0	194.9	(79.6)	474.1

Increase in cash and cash equivalents	$3.8	$190.4	$44.7	$—	$238.9

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations
For the year ended December 31, 2008

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Sales	$—	$2,685.3	$2,624.4	$—	$5,309.7
Cost of sales	(10.1)	2,299.0	1,868.9	—	4,157.8
Selling and administrative expenses	84.5	40.9	157.3	—	282.7

Income (loss) before interest, other income and income taxes	(74.4)	345.4	598.2	—	869.2
Interest income (expense), net	(0.3)	(9.5)	6.3	—	(3.5)
Other income (expense) including equity in income of unconsolidated
subsidiaries	942.4	29.0	1.4	(970.8)	2.0

Income before income tax provision	867.7	364.9	605.9	(970.8)	867.7
Income tax provision	294.2	132.6	200.0	(332.6)	294.2

Net income	573.5	232.3	405.9	(638.2)	573.5
Less: Net income attributable to noncontrolling interest	7.6	—	7.6	(7.6)	7.6

Net income attributable to ATI	$565.9	$232.3	$398.3	$(630.6)	$565.9

Condensed Statements of Cash Flows
For the year ended December 31, 2008

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) operating activities	$(60.1)	$374.5	$440.1	$—	$754.5

Cash flows used in investing activities	(0.5)	(65.3)	(448.1)	—	(513.9)

Cash flows provided by (used in) financing activities	63.8	(215.5)	(242.3)	—	(394.0)

Increase (decrease) in cash and cash equivalents	$3.2	$93.7	$(250.3)	$—	$(153.4)

Note 16. Commitments and Contingencies
     Rental expense under operating leases was $21.1 million in 2010, $21.2 million in 2009, and $21.0 million in 2008. Future minimum rental commitments under operating leases with non-cancelable terms of more than one year at December 31, 2010, were as follows: $16.9 million in 2011, $13.7 million in 2012, $9.8 million in 2013, $9.0 million in 2014, $3.6 million in 2015 and $16.7 million thereafter. Commitments for expenditures on property, plant and equipment at December 31, 2010 were approximately $342.6 million.
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
     At December 31, 2010, the Company’s reserves for environmental remediation obligations totaled approximately $16 million, of which $6 million was included in other current liabilities. The reserve includes estimated probable future costs of $6 million for federal Superfund and comparable state-managed sites; $6 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $3 million for owned or controlled sites at which Company operations have been discontinued; and $1 million for sites utilized by the Company in its ongoing operations. The Company continues to evaluate whether it may be able to recover a portion of future costs for environmental liabilities from third parties.
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
Note 17. Selected Quarterly Financial Data
(Unaudited)

		Quarter Ended

(In millions except share and per share amounts)	March 31	June 30	September 30	December 31

2010 —
Sales	$899.4	$1,052.0	$1,058.8	$1,037.6
Gross Profit	121.4	151.8	89.8	127.3
Net income attributable to ATI	18.2	36.4	1.0	15.1

Basic net income per common share	$0.19	$0.37	$0.01	$0.16

Diluted net income per common share	$0.18	$0.36	$0.01	$0.15

Average shares outstanding	98,317,319	98,563,774	98,576,117	98,593,745

2009 —
Sales	$831.6	$710.0	$697.6	$815.7
Gross Profit	80.7	75.2	94.1	158.4
Net income (loss) attributable to ATI	5.9	(13.4)	1.4	37.8

Basic net income (loss) per common share	$0.06	$(0.14)	$0.01	$0.39

Diluted net income (loss) per common share	$0.06	$(0.14)	$0.01	$0.36

Average shares outstanding	97,596,689	98,033,663	98,074,186	98,075,587

     The first quarter 2010 included a non-recurring tax charge of $5.3 million associated with the Patient Protection and Affordable Care Act. Under this legislation, the tax advantage of the subsidy to encourage companies to provide retiree prescription drug coverage was eliminated. Although the elimination of this tax advantage under the new legislation does not take effect until 2013, the Company was required by U.S. generally accepted accounting principles to recognize the full accounting impact in the 2010 first quarter, the period in which the Act became law. Since future anticipated retiree health care liabilities and related tax subsidies were already reflected in ATI’s financial statements, the change in law resulted in a reduction of the value of the Company’s deferred tax asset related to the subsidy. This 2010 first quarter tax charge was partially offset by discrete net tax benefits of $3.7 million associated with adjustment of taxes accrued in prior years, the settlement of uncertain income tax positions, and other changes.
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
Note 18. Subsequent Event
     On January 7, 2010, ATI issued $500 million aggregate principal amount of 5.95% Senior Notes due 2021 (the “Senior Notes”). The Senior Notes will pay interest semi-annually in arrears at a rate of 5.95% per year and will mature on January 15, 2021, unless earlier repurchased. The Company intends to use net proceeds from the offering of the Senior Notes to finance the cash portion of the merger consideration to be paid in its previously announced acquisition of Ladish Co., Inc. (approximately $389 million) and pay related fees and expenses. The additional net proceeds will be used for general corporate purposes.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
Our Chief Executive Officer and Principal Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2010, and they concluded that these controls and procedures are effective.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rules 13a-15(f ) and 15d-15(f ) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
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
     The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework.
     Based on our assessment, management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.
     The Company’s independent registered public accounting firm that audited the financial statements included in this Annual Report issued an attestation report on the Company’s internal control over financial reporting.
Management’s Certifications
The certifications of the Company’s Chief Executive Officer and Principal Financial Officer required by the Sarbanes-Oxley Act are included as Exhibits 31 and 32 to this Annual Report on Form 10-K. In addition, in 2010 the Company’s Chief Executive Officer provided to the New York Stock Exchange the annual CEO certification pursuant to Section 303A regarding the Company’s compliance with the New York Stock Exchange’s corporate governance listing standards.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Allegheny Technologies Incorporated
We have audited Allegheny Technologies Incorporated’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Allegheny Technologies Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Allegheny Technologies Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Allegheny Technologies Incorporated as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated February 28, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
February 28, 2011

Item 9B.	Other Information
Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant
In addition to the information set forth under the caption “Executive Management, including Executive Officers under the Federal Securities Laws” in Part I of this report, the information concerning our directors required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Our Corporate Governance” and “Election of Directors” in Allegheny Technologies’ Proxy Statement for the 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”), which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year. Information concerning the Audit Committee and its financial expert required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Committees of the Board of Directors — Audit Committee” in the 2011 Proxy Statement. Information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated and made a part hereof by reference to the material appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2011 Proxy Statement. Information concerning the executive officers of Allegheny Technologies is contained in Part I of this Form 10-K under the caption “Executive Management, including Executive Officers under the Federal Securities Laws.”
     Allegheny Technologies has adopted Corporate Guidelines for Business Conduct and Ethics that apply to all employees including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Allegheny Technologies will provide a copy free of charge. To obtain a copy, contact the Corporate Secretary, Allegheny Technologies Incorporated, 1000 Six PPG Place, Pittsburgh, Pennsylvania 15222-5479 (telephone: 412-394-2800). The Corporate Guidelines for Business Conduct and Ethics as well as the charters for the Company’s Audit, Finance, Nominating and Governance, Personnel and Compensation and Technology Committees, as well as periodic and current reports filed with the SEC, are available through the Company’s web site at http://www.atimetals.com and are available in print to any shareholder upon request. The Company intends to post on its web site any waiver from or amendment to the guidelines that apply to the officers named that relate to elements of the code of ethics identified by the Securities and Exchange Commission.

Item 11.	Executive Compensation
Information required by this item is incorporated by reference to “Director Compensation,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” as set forth in the 2011 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the ownership of equity securities by certain beneficial owners and management is incorporated by reference to “Stock Ownership Information” as set forth in the 2011 Proxy Statement.
Equity Compensation Plan Information
Information about our equity compensation plans at December 31, 2010 was as follows:

	(a)
			Number of Shares
			Remaining Available for
			Future Issuance Under
	Number of Shares to be	Weighted Average	Equity Compensation Plans
	Issued Upon Exercise of	Exercise Price of	(1) (excluding securities
(in thousands, except per share amounts)	Outstanding Options	Outstanding Options	reflected in column (a))

Equity Compensation Plans Approved by Shareholders	600	$8.11	1,438
Equity Compensation Plans Not Approved by Shareholders	—	—	—

Total	600	$8.11	1,438

(1)	Represents shares available for issuance under the 2007 Incentive Plan, which was amended and restated in 2010 (which provides for the issuance of stock options and stock appreciation rights, restricted shares, performance and other-stock-based awards). Of the total number of shares authorized under the Incentive Plan, a maximum of 2.3 million shares have been reserved for issuance for award periods under the Total Shareholder Return Incentive Compensation Program. See Note 11. Stockholders’ Equity for a discussion of the Company’s stock-based compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by this item is incorporated by reference to “Certain Transactions” and “Number and Independence of Directors” as set forth in the 2011 Proxy Statement.

Item 14.	Principal Accountant Fees and Services
Information required by this item is incorporated by reference to “Ratification of Selection of Independent Auditors” including “Audit Committee Pre-Approval Policy” and “Independent Auditor: Services and Fees,” as set forth in the 2011 Proxy Statement.
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

Exhibit
No.	Description

2.1	Agreement and Plan of Merger, dated as of November 16, 2010, by and among Allegheny Technologies Incorporated, LPAD Co., PADL LLC and Ladish Co., Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated November 17, 2010 (File No. 1-12001)).

3.1	Certificate of Incorporation of Allegheny Technologies Incorporated, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12001)).

3.2	Amended and Restated Bylaws of Allegheny Technologies Incorporated (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12001)).

4.1	Indenture dated as of December 18, 2001 between Allegheny Technologies Incorporated and The Bank of New York, as trustee, relating to Allegheny Technologies Incorporated’s 8.375% Notes due 2011 (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12001)).

4.2	Form of 8.375% Notes due 2011 (included as part of Exhibit 4.1).

4.3	Indenture dated as of December 15, 1995 between Allegheny Ludlum Corporation and The Chase Manhattan Bank (National Association), as trustee, relating to Allegheny Ludlum Corporation’s 6.95% Debentures due 2025 (incorporated by reference to Exhibit 4(a) to Allegheny Ludlum Corporation’s Report on Form 10-K for the year ended December 31, 1995 (File No. 1-9498)), and First Supplemental Indenture by and among Allegheny Technologies Incorporated, Allegheny Ludlum Corporation and The Chase Manhattan Bank (National Association), as Trustee, dated as of August 15, 1996 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated August 15, 1996 (File No. 1-12001)).

4.4	Indenture, dated June 1, 2009, between Allegheny Technologies Incorporated and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

4.5	First Supplemental Indenture, dated June 1, 2009, between Allegheny Technologies Incorporated and The Bank of New York Mellon, as Trustee, relating to Allegheny Technologies Incorporated’s 9.375% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

4.6	Second Supplemental Indenture, dated June 2, 2009, between Allegheny Technologies Incorporated and The Bank of New York Mellon, as Trustee, relating to Allegheny Technologies Incorporated’s 4.25% Convertible Senior Notes due 2014 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

4.7	Form of 9.375% Senior Note due 2019 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

4.8	Form of 4.25% Convertible Senior Note due 2014 (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

4.9	Third Supplemental Indenture, dated January 7, 2011, between Allegheny Technologies Incorporated and The Bank of New York Mellon, as Trustee, relating to Allegheny Technologies Incorporated’s 5.950% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated January 7, 2011 (File No. 1-12001)).

4.10	Form of 5.950% Senior Note due 2021 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated January 7, 2011 (File No. 1-12001)).

10.1	Allegheny Technologies Incorporated 1996 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12001)).*

10.2	Allegheny Technologies Incorporated 1996 Non-Employee Director Stock Compensation Plan, as amended December 17, 1998 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12001)).*

Exhibit
No.	Description
10.3	Allegheny Technologies Incorporated Fee Continuation Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12001)).*

10.4	Supplemental Pension Plan for Certain Key Employees of Allegheny Technologies Incorporated and its subsidiaries (formerly known as the Allegheny Ludlum Corporation Key Man Salary Continuation Plan) (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12001)).*

10.5	Allegheny Technologies Incorporated Benefit Restoration Plan, as amended (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12001)).*

10.6	Employment Agreement dated August 26, 2003 between Allegheny Technologies Incorporated and L. Patrick Hassey (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated November 4, 2003 (File No. 1-12001)).*

10.7	Employment Agreement dated July 15, 1996 between Allegheny Technologies Incorporated and Jon D. Walton (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 (No. 333-8235)).*

10.8	Allegheny Technologies Incorporated 2000 Incentive Plan, as amended (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12001)).*

10.9	Amendment to the Allegheny Technologies Incorporated Pension Plan effective January 1, 2003 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12001)).*

10.10	Credit Agreement, dated July 31, 2007, by and among the Company, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, as Administrative Agent, and PNC Capital Markets LLC, as Lead Arranger (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 1-12001)).

10.11	Form of Amended and Restated Change in Control Severance Agreement, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 12001)).*

10.12	Summary of Non-Employee Director Compensation Program (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 5, 2008 (File No. 1-12001)).

10.13	Administrative Rules for the Non-Employee Director Restricted Stock Program, effective as of May 2, 2007, as amended through May 7, 2010 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 1-12001)).*

10.14	Key Executive Performance Plan, as amended February 21, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12001)).*

10.15	Form of Total Shareholder Return Incentive Compensation Plan Agreement effective as of January 1, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12001)).*

10.16	Form of Performance/Restricted Stock Agreement dated February 21, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12001)).*

10.17	First Amendment to Credit Agreement, dated May 29, 2009, by and among ATI Funding Corporation, TDY Holdings, LLC, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q dated March 31, 2010 (File No. 1-12001)).

10.18	Form of Key Executive Performance Plan Agreement dated February 18, 2009, including Key Executive Performance Plan, as amended February 18, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No.1-12001)).*

10.19	Form of Total Shareholder Return Incentive Compensation Program Award Agreement effective as of January 1, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No.1-12001)).*

10.20	Form of Performance/Restricted Stock Agreement dated February 18, 2009 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No.1-12001)).*

Exhibit
No.	Description
10.21	Administrative Rules for the Performance Equity Payment Program, effective as of January 1, 2010 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-12001)).*

10.22	Form of Performance Equity Payment Program Deferred Salary Agreement dated January 4, 2010 (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-12001)).*

10.23	Form of Performance Equity Payment Program Restricted Stock Agreement dated January 4, 2010 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-12001)).*

10.24	2010 Annual Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No.1-12001)).*

10.25	Form of Key Executive Performance Plan Agreement dated February 24, 2010, including Key Executive Performance Plan, as amended February 24, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No.1-12001)).*

10.26	Form of Total Shareholder Return Incentive Compensation Program Award Agreement effective as of January 1, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No.1-12001)).*

10.27	Form of Performance/Restricted Stock Agreement dated February 24, 2010 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No.1-12001)).*

10.28	Allegheny Technologies Incorporated 2007 Incentive Plan As Amended and Restated, effective May 7, 2010 (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 dated May 7, 2010 (File No 333-166628)).*

10.29	Second Amendment to Credit Agreement, dated December 22, 2010, by and among ATI Funding Corporation, TDY Holdings, LLC, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 29, 2010 (File No. 1-12001)).

10.30	Consulting and Noncompetition Agreement between Allegheny Technologies Incorporated and Lynn D. Davis, effective as of February 2, 2011 (filed herewith).*

10.31	Form of Performance Equity Payment Program Deferred Salary Agreement dated January 3, 2011 (filed herewith).*

10.32	Form of Performance Equity Payment Program Restricted Stock Agreement dated January 3, 2011 (filed herewith).*

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a) (filed herewith).

31.2	Certification of Principal Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Report.

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

ALLEGHENY TECHNOLOGIES INCORPORATED
Date: February 28, 2011	By	/s/ L. Patrick Hassey
L. Patrick Hassey
Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the 28th day of February, 2011.

/s/ L. Patrick Hassey	/s/ Dale G. Reid

L. Patrick Hassey	Dale G. Reid
Chairman and Chief	Senior Vice President, Finance
Executive Officer and Director	and Principal Financial Officer
(Principal Financial Officer)

/s/ Karl D. Schwartz

Karl D. Schwartz
Controller and
Principal Accounting Officer
(Principal Accounting Officer)

/s/ Diane C. Creel	/s/ Michael J. Joyce

Diane C. Creel	Michael J. Joyce
Director	Director

/s/ James C. Diggs	/s/ James E. Rohr

James C. Diggs	James E. Rohr
Director	Director

/s/ J. Brett Harvey	/s/ Louis J. Thomas

J. Brett Harvey	Louis J. Thomas
Director	Director

/s/ Barbara S. Jeremiah	/s/ John D. Turner

Barbara S. Jeremiah	John D. Turner
Director	Director

EXHIBIT INDEX

Exhibit
No.	Description
2.1	Agreement and Plan of Merger, dated as of November 16, 2010, by and among Allegheny Technologies Incorporated, LPAD Co., PADL LLC and Ladish Co., Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated November 17, 2010 (File No. 1-12001)).

3.1	Certificate of Incorporation of Allegheny Technologies Incorporated, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12001)).

3.2	Amended and Restated Bylaws of Allegheny Technologies Incorporated (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12001)).

4.1	Indenture dated as of December 18, 2001 between Allegheny Technologies Incorporated and The Bank of New York, as trustee, relating to Allegheny Technologies Incorporated’s 8.375% Notes due 2011 (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12001)).

4.2	Form of 8.375% Notes due 2011 (included as part of Exhibit 4.1).

4.3	Indenture dated as of December 15, 1995 between Allegheny Ludlum Corporation and The Chase Manhattan Bank (National Association), as trustee, relating to Allegheny Ludlum Corporation’s 6.95% Debentures due 2025 (incorporated by reference to Exhibit 4(a) to Allegheny Ludlum Corporation’s Report on Form 10-K for the year ended December 31, 1995 (File No. 1-9498)), and First Supplemental Indenture by and among Allegheny Technologies Incorporated, Allegheny Ludlum Corporation and The Chase Manhattan Bank (National Association), as Trustee, dated as of August 15, 1996 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated August 15, 1996 (File No. 1-12001)).

4.4	Indenture, dated June 1, 2009, between Allegheny Technologies Incorporated and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

4.5	First Supplemental Indenture, dated June 1, 2009, between Allegheny Technologies Incorporated and The Bank of New York Mellon, as Trustee, relating to Allegheny Technologies Incorporated’s 9.375% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

4.6	Second Supplemental Indenture, dated June 2, 2009, between Allegheny Technologies Incorporated and The Bank of New York Mellon, as Trustee, relating to Allegheny Technologies Incorporated’s 4.25% Convertible Senior Notes due 2014 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

4.7	Form of 9.375% Senior Note due 2019 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

4.8	Form of 4.25% Convertible Senior Note due 2014 (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

4.9	Third Supplemental Indenture, dated January 7, 2011, between Allegheny Technologies Incorporated and The Bank of New York Mellon, as Trustee, relating to Allegheny Technologies Incorporated’s 5.950% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated January 7, 2011 (File No. 1-12001)).

4.10	Form of 5.950% Senior Note due 2021 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated January 7, 2011 (File No. 1-12001)).

10.1	Allegheny Technologies Incorporated 1996 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12001)).*

10.2	Allegheny Technologies Incorporated 1996 Non-Employee Director Stock Compensation Plan, as amended December 17, 1998 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12001)).*

10.3	Allegheny Technologies Incorporated Fee Continuation Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12001)).*

Exhibit
No.	Description
10.4	Supplemental Pension Plan for Certain Key Employees of Allegheny Technologies Incorporated and its subsidiaries (formerly known as the Allegheny Ludlum Corporation Key Man Salary Continuation Plan) (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12001)).*

10.5	Allegheny Technologies Incorporated Benefit Restoration Plan, as amended (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12001)).*

10.6	Employment Agreement dated August 26, 2003 between Allegheny Technologies Incorporated and L. Patrick Hassey (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated November 4, 2003 (File No. 1-12001)).*

10.7	Employment Agreement dated July 15, 1996 between Allegheny Technologies Incorporated and Jon D. Walton (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 (No. 333-8235)).*

10.8	Allegheny Technologies Incorporated 2000 Incentive Plan, as amended (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12001)).*

10.9	Amendment to the Allegheny Technologies Incorporated Pension Plan effective January 1, 2003 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12001)).*

10.10	Credit Agreement, dated July 31, 2007, by and among the Company, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, as Administrative Agent, and PNC Capital Markets LLC, as Lead Arranger (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 1-12001)).

10.11	Form of Amended and Restated Change in Control Severance Agreement, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 12001)).*

10.12	Summary of Non-Employee Director Compensation Program (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 5, 2008 (File No. 1-12001)).

10.13	Administrative Rules for the Non-Employee Director Restricted Stock Program, effective as of May 2, 2007, as amended through May 7, 2010 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 1-12001)).*

10.14	Key Executive Performance Plan, as amended February 21, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12001)).*

10.15	Form of Total Shareholder Return Incentive Compensation Plan Agreement effective as of January 1, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12001)).*

10.16	Form of Performance/Restricted Stock Agreement dated February 21, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12001)).*

10.17	First Amendment to Credit Agreement, dated May 29, 2009, by and among ATI Funding Corporation, TDY Holdings, LLC, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q dated March 31, 2010 (File No. 1-12001)).

10.18	Form of Key Executive Performance Plan Agreement dated February 18, 2009, including Key Executive Performance Plan, as amended February 18, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No.1-12001)).*

10.19	Form of Total Shareholder Return Incentive Compensation Program Award Agreement effective as of January 1, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No.1-12001)).*

10.20	Form of Performance/Restricted Stock Agreement dated February 18, 2009 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No.1-12001)).*

10.21	Administrative Rules for the Performance Equity Payment Program, effective as of January 1, 2010 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-12001)).*

Exhibit
No.	Description
10.22	Form of Performance Equity Payment Program Deferred Salary Agreement dated January 4, 2010 (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-12001)).*

10.23	Form of Performance Equity Payment Program Restricted Stock Agreement dated January 4, 2010 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-12001)).*

10.24	2010 Annual Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No.1-12001)).*

10.25	Form of Key Executive Performance Plan Agreement dated February 24, 2010, including Key Executive Performance Plan, as amended February 24, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No.1-12001)).*

10.26	Form of Total Shareholder Return Incentive Compensation Program Award Agreement effective as of January 1, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No.1-12001)).*

10.27	Form of Performance/Restricted Stock Agreement dated February 24, 2010 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No.1-12001)).*

10.28	Allegheny Technologies Incorporated 2007 Incentive Plan As Amended and Restated, effective May 7, 2010 (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 dated May 7, 2010 (File No 333-166628)).*

10.29	Second Amendment to Credit Agreement, dated December 22, 2010, by and among ATI Funding Corporation, TDY Holdings, LLC, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 29, 2010 (File No. 1-12001)).

10.30	Consulting and Noncompetition Agreement between Allegheny Technologies Incorporated and Lynn D. Davis, effective as of February 2, 2011 (filed herewith).*

10.31	Form of Performance Equity Payment Program Deferred Salary Agreement dated January 3, 2011 (filed herewith).*

10.32	Form of Performance Equity Payment Program Restricted Stock Agreement dated January 3, 2011 (filed herewith).*

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a) (filed herewith).

31.2	Certification of Principal Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Report.
     Certain instruments defining the rights of holders of long-term debt of the Company and its subsidiaries have been omitted from the Exhibits in accordance with Item 601(b)(4)(iii) of Regulation S-K. A copy of any omitted document will be furnished to the Commission upon request.