Form 10-Q
period 2011-03-31
ALLEGHENY TECHNOLOGIES INC
filed 2011-05-05
CIK 1018963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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
Yes ☐ No ☑
     At April 25, 2011, the registrant had outstanding 98,969,856 shares of its Common Stock.

ALLEGHENY TECHNOLOGIES INCORPORATED
SEC FORM 10-Q
Quarter Ended March 31, 2011
INDEX

Page No.
PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets	1
Consolidated Statements of Income	2
Consolidated Statements of Cash Flows	3
Statements of Changes in Consolidated Equity	4
Notes to Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	30
PART II. — OTHER INFORMATION
Item 1. Legal Proceedings	30
Item 1A. Risk Factors	30
Item 6. Exhibits	31
SIGNATURES	32
EXHIBIT INDEX	33
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Allegheny Technologies Incorporated and Subsidiaries
Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Current period unaudited)

	March 31,	December 31,
	2011	2010
ASSETS

Current Assets:
Cash and cash equivalents	$816.3	$432.3
Accounts receivable, net of allowances for doubtful accounts of $5.6 both March 31, 2011 and December 31, 2010	694.0	545.4
Inventories, net	1,231.9	1,024.5
Deferred income taxes	2.2	—
Prepaid expenses and other current assets	42.7	112.9

Total Current Assets	2,787.1	2,115.1

Property, plant and equipment, net	1,999.2	1,989.3
Cost in excess of net assets acquired	209.1	206.8
Other assets	197.1	182.4

Total Assets	$5,192.5	$4,493.6

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$505.2	$394.1
Accrued liabilities	270.8	249.9
Deferred income taxes	—	5.6
Short term debt and current portion of long-term debt	139.4	141.4

Total Current Liabilities	915.4	791.0

Long-term debt	1,422.5	921.9
Accrued postretirement benefits	417.6	423.8
Pension liabilities	58.4	58.3
Deferred income taxes	75.0	68.6
Other long-term liabilities	100.5	100.6

Total Liabilities	2,989.4	2,364.2

Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized-50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-102,404,256 shares at March 31, 2011 and December 31, 2010; outstanding-98,943,595 shares at March 31, 2011 and 98,542,291 shares at December 31, 2010	10.2	10.2
Additional paid-in capital	653.6	658.9
Retained earnings	2,264.4	2,224.8
Treasury stock: 3,460,661 shares at March 31, 2011 and 3,861,965 shares at December 31, 2010	(168.7)	(188.0)
Accumulated other comprehensive loss, net of tax	(649.0)	(665.1)

Total ATI stockholders’ equity	2,110.5	2,040.8
Noncontrolling interests	92.6	88.6

Total Equity	2,203.1	2,129.4

Total Liabilities and Equity	$5,192.5	$4,493.6

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Income
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Sales	$1,227.4	$899.4
Costs and expenses:
Cost of sales	1,022.0	778.0
Selling and administrative expenses	88.7	74.2

Income before interest, other income and income taxes	116.7	47.2
Interest expense, net	(23.0)	(14.6)
Other income, net	0.1	0.4

Income before income tax provision	93.8	33.0
Income tax provision	35.1	13.2

Net income	58.7	19.8

Less: Net income attributable to noncontrolling interests	2.4	1.6

Net income attributable to ATI	$56.3	$18.2

Basic net income attributable to ATI per common share	$0.58	$0.19

Diluted net income attributable to ATI per common share	$0.54	$0.18

Dividends declared per common share	$0.18	$0.18

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Operating Activities:

Net income	$58.7	$19.8
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	37.4	34.6
Deferred taxes	(2.4)	24.8
Changes in operating asset and liabilities:
Inventories	(207.4)	(145.6)
Accounts receivable	(148.6)	(80.5)
Accounts payable	111.1	88.1
Retirement benefits	3.8	5.6
Accrued income taxes	45.5	2.0
Accrued liabilities and other	51.6	(20.8)

Cash used in operating activities	(50.3)	(72.0)

Investing Activities:
Purchases of property, plant and equipment	(42.2)	(51.2)
Asset disposals and other	0.5	0.6

Cash used in investing activities	(41.7)	(50.6)

Financing Activities:
Issuances of long-term debt	500.0	—
Payments on long-term debt and capital leases	(5.2)	(5.2)
Net borrowings (payments) under credit facilities	3.2	(1.0)
Debt issuance costs	(5.0)	—
Dividends paid to shareholders	(17.6)	(17.7)
Taxes on share-based compensation	1.5	1.1
Exercises of stock options	0.4	0.8
Shares repurchased for income tax withholding on share-based compensation	(1.3)	(0.7)

Cash provided by (used in) financing activities	476.0	(22.7)

Increase (decrease) in cash and cash equivalents	384.0	(145.3)
Cash and cash equivalents at beginning of period	432.3	708.8

Cash and cash equivalents at end of period	$816.3	$563.5

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Statements of Changes in Consolidated Equity
(In millions, except per share amounts)
(Unaudited)

	ATI Stockholders
					Accumulated
		Additional			Other		Non-
	Common	Paid-In	Retained	Treasury	Comprehensive	Comprehensive	controlling	Total
	Stock	Capital	Earnings	Stock	Income (Loss)	Income (Loss)	Interests	Equity

Balance, December 31, 2009	$10.2	$653.6	$2,230.5	$(208.6)	$(673.5)	$—	$77.4	$2,089.6
Net income	—	—	18.2	—	—	18.2	1.6	19.8
Other comprehensive income (loss) net of tax:
Pension plans and other postretirement benefits	—	—	—	—	13.1	13.1	—	13.1
Foreign currency translation losses	—	—	—	—	(20.0)	(20.0)	—	(20.0)
Unrealized gains on derivatives	—	—	—	—	7.0	7.0	—	7.0

Comprehensive income	—	—	18.2	—	0.1	$18.3	1.6	19.9
Cash dividends on common stock ($0.18 per share)	—	—	(17.7)	—	—		—	(17.7)
Employee stock plans	—	(12.9)	(3.8)	23.4	—		—	6.7

Balance, March 31, 2010	$10.2	$640.7	$2,227.2	$(185.2)	$(673.4)		$79.0	$2,098.5

Balance, December 31, 2010	$10.2	$658.9	$2,224.8	$(188.0)	$(665.1)	$—	$88.6	$2,129.4
Net income	—	—	56.3	—	—	56.3	2.4	58.7
Other comprehensive income (loss) net of tax:
Pension plans and other postretirement benefits	—	—	—	—	11.4	11.4	—	11.4
Foreign currency translation gains	—	—	—	—	14.0	14.0	1.6	15.6
Unrealized losses on derivatives	—	—	—	—	(9.3)	(9.3)	—	(9.3)

Comprehensive income	—	—	56.3	—	16.1	$72.4	4.0	76.4
Cash dividends on common stock ($0.18 per share)	—	—	(17.6)	—	—		—	(17.6)
Employee stock plans	—	(5.3)	0.9	19.3	—		—	14.9

Balance, March 31, 2011	$10.2	$653.6	$2,264.4	$(168.7)	$(649.0)		$92.6	$2,203.1

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
     These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K. The results of operations for these interim periods are not necessarily indicative of the operating results for any future period. The December 31, 2010 financial information has been derived from the Company’s audited financial statements.
New Accounting Pronouncements Adopted
     On January 1, 2011, the Company prospectively adopted changes issued by the Financial Accounting Standards Board (FASB) to revenue recognition for multiple-deliverable arrangements. These changes affect the accounting and reporting of revenues related to bundled sales arrangements with customers to provide multiple products and services at different points in time or over different time periods. The adoption of these changes had no impact on the consolidated financial statements.
     On January 1, 2011, the Company adopted changes issued by the FASB to disclosure requirements for disaggregated disclosure of fair value measurements using significant unobservable inputs, which are categorized as Level 3 in the fair value hierarchy. These changes had no impact on the March 31, 2011 consolidated financial statements, but will further enhance the fair value disclosures within the December 31, 2011 consolidated financial statements.
Note 2. Inventories
Inventories at March 31, 2011 and December 31, 2010 were as follows (in millions):

	March 31,	December 31,
	2011	2010
Raw materials and supplies	$191.4	$169.3
Work-in-process	1,064.4	892.8
Finished goods	143.3	126.5

Total inventories at current cost	1,399.1	1,188.6
Less allowances to reduce current cost values to LIFO basis	(166.9)	(163.0)
Progress payments	(0.3)	(1.1)

Total inventories, net	$1,231.9	$1,024.5

     Inventories are stated at the lower of cost (last-in, first-out (“LIFO”), first-in, first-out (“FIFO”), and average cost methods) or market, less progress payments. Most of the Company’s inventory is valued utilizing the LIFO costing methodology. Inventory of the Company’s non-U.S. operations is valued using average cost or FIFO methods. The effect of using the LIFO methodology to value inventory, rather than FIFO, increased cost of sales by $3.9 million for the first three months of 2011. There was no effect of using the LIFO methodology to value inventory, rather than FIFO for the first three months of 2010.

Note 3. Property, Plant and Equipment
Property, plant and equipment at March 31, 2011 and December 31, 2010 was as follows (in millions):

	March 31,	December 31,
	2011	2010
Land	$26.0	$25.8
Buildings	667.0	638.2
Equipment and leasehold improvements	2,766.4	2,750.8

	3,459.4	3,414.8
Accumulated depreciation and amortization	(1,460.2)	(1,425.5)

Total property, plant and equipment, net	$1,999.2	$1,989.3

Note 4. Debt
Debt at March 31, 2011 and December 31, 2010 was as follows (in millions):

	March 31,	December 31,
	2011	2010
Allegheny Technologies 5.95% Notes due 2021	$500.0	$—
Allegheny Technologies 4.25% Convertible Notes due 2014	402.5	402.5
Allegheny Technologies 9.375% Notes due 2019	350.0	350.0
Allegheny Technologies 8.375% Notes due 2011, net (a)	117.2	117.3
Allegheny Ludlum 6.95% debentures due 2025	150.0	150.0
Domestic Bank Group $400 million unsecured credit facility	—	—
Promissory note for J&L asset acquisition	5.1	10.2
Foreign credit facilities	30.2	26.3
Industrial revenue bonds, due through 2020, and other	6.9	7.0

Total short-term and long-term debt	1,561.9	1,063.3
Short-term debt and current portion of long-term debt	139.4	141.4

Total long-term debt	$1,422.5	$921.9

(a)	Includes fair value adjustments for settled interest rate swap contracts of $0.7 million at March 31, 2011 and $0.9 million at December 31, 2010.
On January 7, 2011, ATI issued $500 million of 5.95% Senior Notes due January 15, 2021 (2021 Notes). Interest is payable semi-annually on January 15 and July 15 of each year. The 2021 Notes were issued under ATI’s shelf registration statement and are not listed on any national securities exchange. Net proceeds of $495.0 million from the sale of the 2021 Notes are intended to be used for the cash portion of the merger consideration to be paid in the planned acquisition of Ladish Co., Inc. (Ladish), with any additional proceeds used for general corporate purposes. The underwriting fees, discount, and other third-party expenses for the issuance of the 2021 Notes were $5.0 million and will be amortized to interest expense over the 10-year term of the 2021 Notes. The 2021 Notes are unsecured and unsubordinated obligations of the Company and equally ranked with all of its existing and future senior unsecured debt. The 2021 Notes restrict the Company’s ability to create certain liens, to enter into sale leaseback transactions, and to consolidate, merge or transfer all, or substantially all, of its assets. The 2021 Notes contain a special mandatory redemption feature requiring redemption of 50% of the outstanding principal amount if the proposed acquisition of Ladish is not consummated on or prior to June 30, 2011. The Company has the option to redeem the 2021 Notes, as a whole or in part, at any time or from time to time, on at least 30 days prior notice to the holders of the 2021 Notes at a redemption price specified in the 2021 Notes. On or after October 15, 2020, the Company may redeem the 2021 Notes at its option, at any time in whole or from time to time in part, at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest. The 2021 Notes are subject to repurchase upon the occurrence of a change in control repurchase event (as defined in the 2021 Notes) at a repurchase price in cash equal to 101% of the aggregate principal amount of the 2021 Notes repurchased, plus any accrued and unpaid interest.

     The Company did not borrow funds under its $400 million senior unsecured domestic credit facility during the first three months of 2011, although approximately $7 million has been utilized to support the issuance of letters of credit. The unsecured facility requires the Company to maintain a leverage ratio (consolidated total indebtedness net of cash on hand in excess of $50 million, divided by consolidated earnings before interest, taxes, depreciation and amortization, and non-cash pension expense) of not greater than 3.25, and maintain an interest coverage ratio (consolidated earnings before interest, taxes, and non-cash pension expense divided by interest expense) of not less than 2.0. For the twelve months ended March 31, 2011, the leverage ratio was 1.84, and the interest coverage ratio was 4.35.
     The Company has an additional separate credit facility for the issuance of letters of credit. As of March 31, 2011, $30 million in letters of credit were outstanding under this facility.
     In addition, STAL, the Company’s Chinese joint venture company in which ATI has a 60% interest, has a 205 million renminbi (approximately $31 million at March 31, 2011 exchange rates) revolving credit facility with a group of banks. This credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners. As of March 31, 2011, there were no borrowings under this credit facility.
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
     The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of March 31, 2011, the Company had entered into financial hedging arrangements primarily at the request of its customers, related to firm orders, representing approximately 5% of its annual nickel usage, primarily with settlements in 2011. A minor amount of nickel hedges extend into 2014.
     At March 31, 2011, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility included natural gas cost hedges for approximately 75% of its annual forecasted domestic requirements through 2011 and approximately 30% for 2012, and electricity hedges for Western Pennsylvania operations of approximately 45% of its forecasted on-peak and off-peak requirements for 2011 and approximately 30% for 2012.
     While the majority of the Company’s direct export sales are transacted in U.S. dollars, foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk. The Company may also enter into foreign currency forward contracts that are not designated as hedges, which are denominated in the same foreign currency in which export sales are denominated. At March 31, 2011, the outstanding financial derivatives, including both hedges and undesignated derivatives, that are used to manage the Company’s exposure to foreign currency, primarily euros, represented approximately 15% of its forecasted total international sales through 2012. In addition, the Company may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions.

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

(in millions):		March 31,	December 31,
Asset derivatives	Balance sheet location	2011	2010
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$0.9	$10.0
Nickel and other raw material contracts	Prepaid expenses and other current assets	2.2	3.7
Natural gas contracts	Prepaid expenses and other current assets	0.1	—
Electricity contracts	Prepaid expenses and other current assets	0.2	0.4
Foreign exchange contracts	Other assets	—	0.5
Nickel and other raw material contracts	Other assets	0.8	0.8
Electricity contracts	Other assets	0.2	0.2
Natural gas contracts	Other assets	0.1	0.3

Total derivatives designated as hedging instruments:		4.5	15.9

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	1.0	4.2

Total derivatives not designated as hedging instruments:		1.0	4.2

Total asset derivatives		$5.5	$20.1

Liability derivatives	Balance sheet location

Derivatives designated as hedging instruments:
Natural gas contracts	Accrued liabilities	$12.3	$16.7
Nickel and other raw material contracts	Accrued liabilities	1.2	—
Foreign exchange contracts	Accrued liabilities	6.7	2.0
Electricity contracts	Accrued liabilities	0.8	0.8
Natural gas contracts	Other long-term liabilities	0.7	0.8
Electricity contracts	Other long-term liabilities	0.3	0.5
Foreign exchange contracts	Other long-term liabilities	3.7	1.1
Total derivatives designated as hedging instruments:		25.7	21.9

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accrued liabilities	0.4	—

Total derivatives not designated as hedging instruments:		0.4	—

Total liability derivatives		$26.1	$21.9

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
     Activity with regard to derivatives designated as cash flow hedges for the three month periods ended March 31, 2011 and 2010 was as follows (in millions):

					Amount of Gain (Loss)
			Amount of Gain (Loss)		Recognized in Income
	Amount of Gain (Loss)		Reclassified from		on Derivatives (Ineffective
	Recognized in OCI on		Accumulated OCI		Portion and Amount
	Derivatives		into Income		Excluded from
	(Effective Portion)		(Effective Portion) (a)		Effectiveness Testing) (b)
	Quarter ended		Quarter ended		Quarter ended
Derivatives in Cash Flow	March 31,		March 31,		March 31,
Hedging Relationships	2011	2010	2011	2010	2011	2010

Nickel and other raw material contracts	$0.2	$8.7	$1.8	$2.2	$—	$—
Natural gas contracts	(0.8)	(5.9)	(3.5)	(2.1)	—	—
Electricity contracts	(0.1)	(1.3)	—	—	—	—
Foreign exchange contracts	(9.8)	6.7	0.5	1.1	—	—

Total	$(10.5)	$8.2	$(1.2)	$1.2	$—	$—

(a)	The gains (losses) reclassified from accumulated OCI into income related to the effective portion of the derivatives are presented in cost of sales.

(b)	The gains recognized in income on derivatives related to the ineffective portion and the amount excluded from effectiveness testing are presented in selling and administrative expenses.
     Assuming market prices remain constant with those at March 31, 2011, a loss of $10.7 million is expected to be recognized over the next 12 months.
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
     Derivatives that are not designated as hedging instruments were as follows:

	Amount of Gain (Loss) Recognized
	in Income on Derivatives
In millions	Three Months Ended
Derivatives Not Designated	March 31,
as Hedging Instruments	2011	2010

Foreign exchange contracts	$(0.4)	$2.5

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

Note 6. Fair Value of Financial Instruments
The estimated fair value of financial instruments at March 31, 2011 was as follows:

		Fair Value Measurements at Reporting Date Using
			Quoted Prices in	Significant
	Total	Total	Active Markets for	Observable
	Carrying	Estimated	Identical Assets	Inputs
(In millions)	Amount	Fair Value	(Level 1)	(Level 2)
Cash and cash equivalents	$816.3	$816.3	$816.3	$—
Derivative financial instruments:
Assets	5.5	5.5	—	5.5
Liabilities	26.1	26.1	—	26.1
Debt (a)	1,561.9	2,006.5	1,964.3	42.2
The estimated fair value of financial instruments at December 31, 2010 was as follows:

		Fair Value Measurements at Reporting Date Using
			Quoted Prices in	Significant
	Total	Total	Active Markets for	Observable
	Carrying	Estimated	Identical Assets	Inputs
(In millions)	Amount	Fair Value	(Level 1)	(Level 2)
Cash and cash equivalents	$432.3	$432.3	$432.3	$—
Derivative financial instruments:
Assets	20.1	20.1	—	20.1
Liabilities	21.9	21.9	—	21.9
Debt (a)	1,063.3	1,328.4	1,284.9	43.5

(a)	Includes fair value adjustments for settled interest rate swap contracts of $0.7 million at March 31, 2011, and $0.9 million at December 31, 2010.
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
     Cash and cash equivalents: Fair value was determined using Level 1 information.
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
     For the three month periods ended March 31, 2011 and 2010, the components of pension expense and components of other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Service cost — benefits earned during the year	$7.3	$7.6	$0.7	$0.8
Interest cost on benefits earned in prior years	32.0	33.0	6.8	7.2
Expected return on plan assets	(45.7)	(45.4)	(0.3)	(0.4)
Amortization of prior service cost (credit)	2.8	3.4	(4.6)	(4.5)
Amortization of net actuarial loss	17.8	19.3	2.5	1.5

Total retirement benefit expense	$14.2	$17.9	$5.1	$4.6

Note 8. Income Taxes
     First quarter 2011 results included a provision for income taxes of $35.1 million, compared to $13.2 million for the comparable 2010 period. The first quarter 2011 included a discrete tax charge of $2.7 million primarily related to foreign income taxes. Excluding the tax charge, the first quarter 2011 effective tax rate was 34.5% of income before tax. The first quarter 2010 included a non-recurring tax charge of $5.3 million associated with the impact of the Patient Protection and Affordable Care Act. The first quarter 2010 tax charge was partially offset by discrete net tax benefits of $3.7 million associated with the adjustment of taxes paid in prior years, the settlement of uncertain income tax positions, and other charges.

Note 9. Business Segments
Following is certain financial information with respect to the Company’s business segments for the periods indicated (in millions):

	Three Months Ended
	March 31,
	2011	2010
Total sales:
High Performance Metals	$433.1	$315.7
Flat-Rolled Products	719.0	520.9
Engineered Products	129.2	89.9

	1,281.3	926.5

Intersegment sales:
High Performance Metals	33.7	13.4
Flat-Rolled Products	8.4	4.3
Engineered Products	11.8	9.4

	53.9	27.1

Sales to external customers:
High Performance Metals	399.4	302.3
Flat-Rolled Products	710.6	516.6
Engineered Products	117.4	80.5

	$1,227.4	$899.4

Operating profit:
High Performance Metals	$85.6	$55.0
Flat-Rolled Products	63.4	31.4
Engineered Products	13.4	1.8

Total operating profit	162.4	88.2

Corporate expenses	(25.8)	(12.3)
Interest expense, net	(23.0)	(14.6)
Other expense, net of gains on asset sales	(0.5)	(5.8)
Retirement benefit expense	(19.3)	(22.5)

Income before income taxes	$93.8	$33.0

     Retirement benefit expense represents defined benefit plan pension expense, and other postretirement benefit expense for both defined benefit and defined contribution plans. Operating profit with respect to the Company’s business segments excludes any retirement benefit expense.
     Corporate expenses for the three months ended March 31, 2011 were $25.8 million, compared to $12.3 million for the three months ended March 31, 2010. The increase in corporate expenses was primarily related to accelerated recognition of equity-based compensation expenses associated with previously announced executive retirements, higher incentive compensation expenses associated with long-term performance plans, costs related to the planned acquisition of Ladish, and corporate-funded research and development costs.
     Other expense, net of gains on asset sales, primarily includes charges incurred in connection with closed operations and other non-operating income or expense. These items are presented primarily in selling and administrative expenses and in other expense in the statement of operations. These items resulted in net charges of $0.5 million for the three months ended March 31, 2011 and $5.8 million for the three months ended March 31, 2010. This decrease was primarily related to lower expenses at closed operations, and foreign currency remeasurement gains.

Note 10. Per Share Information
The following table sets forth the computation of basic and diluted net income per common share
(in millions, except per share amounts):

	Three Months Ended
	March 31,
	2011	2010
Numerator for basic net income per common share — Net income attributable to ATI	$56.3	$18.2
Effect of dilutive securities:
4.25% Convertible Notes due 2014	2.5	—

Numerator for diluted net income per common share — Net income available to ATI after assumed conversions	$58.8	$18.2

Denominator for basic net income per common share—weighted average shares	97.6	97.4
Effect of dilutive securities:
Share-based compensation	1.8	1.3
4.25% Convertible Notes due 2014	9.6	—

Denominator for diluted net income per common share — adjusted weighted average shares assuming conversions	109.0	98.7

Basic net income attributable to ATI per common share	$0.58	$0.19

Diluted net income attributable to ATI per common share	$0.54	$0.18

     Common stock that would be issuable upon the assumed conversion of the 2014 Convertible Notes and other option equivalents and contingently issuable shares were excluded from the computation of contingently issuable shares, and therefore, from the denominator for diluted earnings per share, if the effect of inclusion would have been anti-dilutive. Excluded shares for the three month period ended March 31, 2010 were 9.6 million.
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

Note 11. CONTINUED
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
March 31, 2011

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and cash equivalents	$8.0	$278.0	$530.3	$—	$816.3
Accounts receivable, net	0.1	313.7	380.2	—	694.0
Inventories, net	—	332.9	899.0	—	1,231.9
Deferred income taxes	2.2	—	—	—	2.2
Prepaid expenses and other current assets	3.4	13.7	25.6	—	42.7

Total current assets	13.7	938.3	1,835.1	—	2,787.1
Property, plant and equipment, net	2.7	491.9	1,504.6	—	1,999.2
Cost in excess of net assets acquired	—	112.2	96.9	—	209.1
Investments in subsidiaries and other assets	4,316.6	1,339.0	773.7	(6,232.2)	197.1

Total assets	$4,333.0	$2,881.4	$4,210.3	$(6,232.2)	$5,192.5

Liabilities and stockholders’ equity:
Accounts payable	$4.2	$246.5	$254.5	$—	$505.2
Accrued liabilities	634.3	59.3	719.9	(1,142.7)	270.8
Short-term debt and current portion of long-term debt	117.2	5.3	16.9	—	139.4

Total current liabilities	755.7	311.1	991.3	(1,142.7)	915.4
Long-term debt	1,252.5	350.8	19.2	(200.0)	1,422.5
Accrued postretirement benefits	—	229.7	187.9	—	417.6
Pension liabilities	12.9	6.1	39.4	—	58.4
Deferred income taxes	75.0	—	—	—	75.0
Other long-term liabilities	33.8	17.1	49.6	—	100.5

Total liabilities	2,129.9	914.8	1,287.4	(1,342.7)	2,989.4

Total stockholders’ equity	2,203.1	1,966.6	2,922.9	(4,889.5)	2,203.1

Total liabilities and stockholders’ equity	$4,333.0	$2,881.4	$4,210.3	$(6,232.2)	$5,192.5

Note 11. CONTINUED
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Income
For the three months ended March 31, 2011

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Sales	$—	$619.1	$608.3	$—	$1,227.4
Cost of sales	8.6	557.4	456.0	—	1,022.0
Selling and administrative expenses	42.9	8.5	37.3	—	88.7

Income (loss) before interest, other income and income taxes	(51.5)	53.2	115.0	—	116.7
Interest expense, net	(20.5)	(2.2)	(0.3)	—	(23.0)
Other income including equity in income of unconsolidated subsidiaries	165.8	0.8	0.5	(167.0)	0.1

Income before income tax provision	93.8	51.8	115.2	(167.0)	93.8
Income tax provision	35.1	19.7	40.1	(59.8)	35.1

Net income	58.7	32.1	75.1	(107.2)	58.7
Less: Net income attributable to noncontrolling interest	2.4	—	2.4	(2.4)	2.4

Net income attributable to ATI	$56.3	$32.1	$72.7	$(104.8)	$56.3

Condensed Statements of Cash Flows
For the three months ended March 31, 2011

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations		Consolidated

Cash flows provided by (used in) operating activities	$27.8	$(104.9)	$26.3		$0.5	$(50.3)

Cash flows used in investing activities	—	(18.3)	(23.4)		¯	(41.7)

Cash flows provided by financing activities	(21.7)	242.1	256.1		(0.5)	476.0

Increase in cash and cash equivalents	$6.1	$118.9	$259.0	$	¯	$384.0

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

Note 11. CONTINUED
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Income
For the three months ended March 31, 2010

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Sales	$—	$458.8	$440.6	$—	$899.4
Cost of sales	10.5	424.5	343.0	—	778.0
Selling and administrative expenses	26.2	10.0	38.0	—	74.2

Income (loss) before interest, other income and income taxes	(36.7)	24.3	59.6	—	47.2
Interest expense, net	(12.1)	(2.4)	(0.1)	—	(14.6)
Other income including equity in income of unconsolidated subsidiaries	81.8	1.3	1.2	(83.9)	0.4

Income before income tax provision	33.0	23.2	60.7	(83.9)	33.0
Income tax provision	13.2	8.3	22.0	(30.3)	13.2

Net income	19.8	14.9	38.7	(53.6)	19.8
Less: Net income attributable to noncontrolling interest	1.6	—	1.6	(1.6)	1.6

Net income attributable to ATI	$18.2	$14.9	$37.1	$(52.0)	$18.2

Condensed Statements of Cash Flows
For the three months ended March 31, 2010

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) operating activities	$9.1	$(111.9)	$51.3	$(20.5)	$(72.0)

Cash flows used in investing activities	—	(12.3)	(38.3)	—	(50.6)

Cash flows used in financing activities	(10.5)	(30.4)	(2.3)	20.5	(22.7)

Increase (decrease) in cash and cash equivalents	$(1.4)	$(154.6)	$10.7	$—	$(145.3)

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
     At March 31, 2011, the Company’s reserves for environmental remediation obligations totaled approximately $15 million, of which $6 million was included in other current liabilities. The reserve includes estimated probable future costs of $6 million for federal Superfund and comparable state-managed sites; $6 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $2 million for owned or controlled sites at which Company operations have been discontinued; and $1 million for sites utilized by the Company in its ongoing operations. The Company continues to evaluate whether it may be able to recover a portion of future costs for environmental liabilities from third parties.
     The timing of expenditures depends on a number of factors that vary by site. The Company expects that it will expend present accruals over many years and that remediation of all sites with which it has been identified will be completed within thirty years.
     See Note 16. Commitments and Contingencies to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2010 for a discussion of legal proceedings affecting the Company.
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
     Sales for the first quarter 2011 increased 36% to $1.23 billion, compared to the first quarter 2010, primarily as a result of higher shipments and transactional prices across all our business segments. Compared to the first quarter 2010, sales increased 32% in the High Performance Metals segment, 38% in the Flat-Rolled Products segment and 46% in the Engineered Products segment.
     Demand from the global aerospace and defense, electrical energy, oil and gas, chemical process industry, and medical markets accounted for approximately 70% of our sales for the first three months of 2011. Comparative information on the respective percentages of our overall revenues by market for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended
	March 31,
Market	2011	2010
Aerospace & Defense	25%	26%
Oil & Gas/Chemical Process Industry	23%	20%
Electrical Energy	16%	18%
Medical	6%	4%

Subtotal — Key Markets	70%	68%

Automotive	9%	11%
Construction/Mining	6%	5%
Food Equipment & Appliances	5%	5%
Transportation	4%	3%
Electronics/Computers/Communication	3%	3%
Machine & Cutting Tools	2%	3%
Conversion Services & Other	1%	2%

Total	100%	100%
     For the first three months of 2011, direct international sales were $389.7 million, or 31.8% of total sales. Sales of our high-value products (titanium and titanium alloys, nickel-based alloys and specialty alloys, exotic alloys, grain-oriented electrical steel, precision and engineered strip, and tungsten materials) represented 70% of total sales. Titanium product shipments, including ATI-produced products for our Uniti titanium joint venture, improved to 11.5 million pounds in the first three months of 2011, an increase of 32% compared to the fourth quarter 2010 and an increase of 25% compared to the first quarter of 2010.
     Segment operating profit for the first quarter 2011 increased to $162.4 million, or 13.2% of sales, compared to $88.2 million, or 9.8% of sales, in the first quarter 2010. While operating profit increased across all three business segments, results for the first quarter 2011 were negatively impacted by idle facility and start-up costs associated with our titanium sponge operations of $9.8 million. The start-up costs relate mostly to our Rowley, UT premium-titanium sponge facility. The facility is now producing sponge at improved volume and yield, so we expect reduced start-up costs in the second quarter. We expect the Rowley facility to be at a 20 million pound annualized production rate during the second half of 2011. Idle facility costs relate mostly to our Albany, OR titanium sponge facility, which is positioned to be back in production when warranted by market conditions. In addition, the first quarter 2011 included a LIFO inventory valuation reserve charge of $3.9 million, due primarily to higher titanium and tungsten raw material costs. There was no change in our LIFO inventory valuation reserve in the first quarter 2010. The first quarter 2011 results included over $26 million in gross cost reductions, before the effects of inflation.
     Segment operating profit as a percentage of sales for the three month periods ended March 31, 2011 and 2010 was:

	Three Months Ended
	March 31,
	2011	2010
High Performance Metals	21.4%	18.2%
Flat-Rolled Products	8.9%	6.1%
Engineered Products	11.4%	2.2%
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
     Income before tax for the first quarter 2011 was $93.8 million, or 7.6% of sales, compared to $33.0 million for the first quarter 2010. Income before tax for the first quarter 2011 benefited from decreased retirement benefit expenses of $3.2 million due to higher than expected returns on pension plan assets in 2010 and the benefits resulting from our voluntary pension contributions over the past several years. However, interest expense, net of interest income, increased by $8.4 million for the three months ended March 31, 2011, to $23.0 million, primarily due to the January 7, 2011 issuance of $500 million, 5.95% Notes due 2021, and lower interest expense capitalized on strategic projects due to project completions. Results for 2011 also included a charge of $4.8 million ($3.1 million, net of tax) related to the accelerated recognition of equity-based compensation expense due to previously announced executive retirements.
     Net income attributable to ATI for the first quarter 2011 was $56.3 million, or $0.54 per share, compared to $18.2 million, or $0.18 per share for the first quarter 2010. Special charges for the first quarter 2011 were $5.8 million, or $0.05 per share, due to previously announced executive retirements and a $2.7 million discrete tax charge primarily related to foreign taxes. Excluding these charges, net income attributable to ATI for the first quarter 2011 was $62.1 million, or $0.59 per share. Results for the first quarter 2010 included a non-recurring tax charge of $5.3 million related to the Patient Protection and Affordable Care Act. Excluding this tax charge, net income attributable to ATI for the first quarter 2010 was $23.5 million, or $0.24 per share.
     At March 31, 2011, we had cash on hand of $816.3 million, representing an increase of $384.0 million from year-end 2010. This increase was primarily due to the January 2011 $500 million, 5.95% Note issuance. Cash flow used in operations for the first quarter 2011 was $50.3 million. An investment of $245.9 million in managed working capital, due to a significant increase in the level of business activity and higher raw material costs, offset increased profitability. Net debt to total capitalization was 26.1% and total debt to total capitalization was 42.5% at March 31, 2011.
     High Performance Metals segment backlog at the end of the first quarter 2011 was over $742 million, and is approaching levels reached in early 2007 and 2008. In addition, as the chosen supplier to several large projects in the oil and gas/chemical process industry, we have a significant backlog for 2011 in our Flat-Rolled Products segment.
     At 23% of ATI sales, our sales to the oil and gas/chemical process industry grew by 51% compared to the same period last year. ATI is seeing a step up in demand and has won supply agreements for major projects including CP titanium for the largest desalination plant ever built, nickel-based alloy plate for the largest sour gas pipeline ever built, and specialty sheet for a large subsea oil pipeline being built in Brazil.
     At 6% of first quarter 2011 sales, Medical was again our fastest growing market. Sales to the medical market doubled compared to the first quarter 2010. Growth was driven by demand for titanium products used in biomedical applications, and demand for our products used in next-generation MRI devices and for expanded MRI sales into developing countries.
      We expect to see higher base prices for some of our products going forward. In our Flat-Rolled Products segment two base-price increases have been announced for our nickel-based alloy and specialty alloy products and a base-price increase was announced for certain of our standard stainless products. Base prices have also been improving for our High Performance Metals segment titanium alloy and nickel-based alloy and specialty alloys. In addition, base-prices are improving in our Engineered Products segment, particularly for our tungsten products and for our carbon steel alloy forgings.
     We continue to expect 2011 revenue growth of 15% to 20% compared to 2010, and continue to expect segment operating profit to be approximately 15% of sales for the year. Strength in our key markets, improving shipments and improving base prices for most products, and our ongoing focus on cost reduction and operating execution gives us confidence that these goals can be achieved.
     Our outlook does not include any impact from our pending acquisition of Ladish Co., Inc. The meeting of Ladish shareholders to consider the acquisition is planned for May 6, 2011. Assuming shareholder approval, the acquisition is expected to close shortly after the meeting. ATI expects to recognize non-recurring transaction costs of approximately $8 million, pretax, during the second quarter 2011. In addition, due to acquisition accounting we presently do not expect significant additional operating profit in the second quarter from sales attributable to Ladish.
Business Segment Results
     We operate in three business segments: High Performance Metals, Flat-Rolled Products, and Engineered Products. These segments represented the following percentages of our total revenues and segment operating profit for the first three months of 2011 and 2010:

	2011		2010
		Operating		Operating
	Revenue	Profit	Revenue	Profit
High Performance Metals	33%	53%	34%	62%
Flat-Rolled Products	58%	39%	57%	36%
Engineered Products	9%	8%	9%	2%
High Performance Metals Segment
First quarter 2011 sales increased 32% to $399.4 million compared to first quarter 2010. Shipments increased 11% for titanium and titanium alloys and 40% for nickel-based and specialty alloys, primarily due to improved demand from the commercial aerospace market. Shipments of exotic alloys increased 10% primarily due to improved demand from the medical market and other superconductivity applications. Average selling prices increased 13% for titanium and titanium alloys and 10% for nickel-based and specialty alloys due to higher raw material indices and improved base selling prices. Average selling prices for exotic alloys increased 1%.
     Comparative information on the respective percentages of the segment’s overall revenues from the segment’s markets for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended
	March 31,
Market	2011	2010
Aerospace:
Jet Engines	32%	29%
Airframes	17%	21%
Government	7%	8%

Total Aerospace	56%	58%

Defense	6%	7%
Oil & Gas/Chemical Process Industry	12%	10%
Electrical Energy	9%	8%
Medical	11%	10%
Other	6%	7%

Total	100%	100%
     Segment operating profit in the 2011 first quarter increased to $85.6 million, or 21.4% of sales, compared to $55.0 million, or 18.2% of sales, for the first quarter 2010. The increase in operating profit primarily resulted from higher shipment volumes, improved product pricing, and the benefits of gross cost reductions. First quarter 2011 operating profit was adversely affected by approximately $10.2 million of start-up and idle facility costs, mainly involving the titanium sponge operations. The first quarter 2010 included $9.9 million of idle facility, workforce reduction, and start-up costs. In addition, segment operating profit included a LIFO inventory valuation reserve charge of $4.2 million. There was no change in the LIFO inventory valuation reserve in the first quarter 2010. Results benefitted from $12 million in gross cost reductions in the first quarter 2011.
     Certain comparative information on the segment’s major products for the three months ended March 31, 2011 and 2010 is provided in the following table:

	Three Months Ended
	March 31,		%
	2011	2010	Change
Volume (000’s pounds):
Titanium mill products	6,753	6,098	11%
Nickel-based and specialty alloys	11,824	8,444	40%
Exotic alloys	1,079	981	10%

Average prices (per pound):
Titanium mill products	$21.25	$18.82	13%
Nickel-based and specialty alloys	$14.86	$13.53	10%
Exotic alloys	$61.18	$60.81	1%
Flat-Rolled Products Segment
First quarter 2011 sales increased to $710.6 million, 37.6% higher than the first quarter 2010, primarily due to higher shipments and raw material surcharges, and improved base-selling prices for certain products. Shipments of high value products increased 10% and standard stainless products (sheet and plate) increased 9%. Average transaction prices for all products, which include surcharges, were 26% higher due to increased raw material surcharges for all products and improved base prices for most high value products due to strengthening market conditions.
     Comparative information on the respective percentages of the segment’s overall revenues from the segment’s markets during the first three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended
	March 31,
Market	2011	2010
Oil & Gas/Chemical Process Industry	28%	26%
Electrical Energy	21%	26%
Automotive	14%	18%
Food Equipment & Appliances	9%	8%
Construction/Mining	8%	8%
Aerospace & Defense	6%	5%
Electronics/Computers/Communication	5%	5%
Medical	3%	0%
Other	6%	4%

Total	100%	100%
     Segment operating profit improved to $63.4 million, or 8.9% of sales, compared to $31.4, or 6.1% of sales, for the first quarter 2010 due primarily to increased shipments and higher base prices for certain products plus a better matching of surcharges with raw material costs. First quarter 2011 also included a LIFO inventory valuation reserve benefit of $2.5 million. There was no change in the LIFO inventory valuation reserve in the first quarter 2010. Segment results for the 2011 period benefited from $10.3 million in gross cost reductions.
     Comparative information on the segment’s products for the three months ended March 31, 2011 and 2010 is provided in the following table:

	Three Months Ended
	March 31,		%
	2011	2010	Change
Volume (000’s pounds):
High value	122,027	110,495	10%
Standard	170,328	156,851	9%

Total	292,355	267,346	9%
Average prices (per lb.):
High value	$3.19	$2.59	23%
Standard	$1.87	$1.44	30%
Combined Average	$2.42	$1.92	26%
Engineered Products Segment
Sales for the first quarter of 2011 were $117.4 million, an increase of 45.8% compared to the first quarter 2010. Demand continued to improve from the oil and gas, cutting tools, transportation, aerospace, electrical energy, and automotive markets. Comparative information on the respective percentages of the segment’s overall revenues from the segment’s markets during the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended
	March 31,
Market	2011	2010
Oil & Gas/Chemical Process Industry	29%	26%
Transportation	17%	14%
Machine & Cutting Tools	15%	19%
Construction/Mining	13%	13%
Electrical Energy	9%	6%
Aerospace & Defense	7%	8%
Automotive	6%	9%
Medical	2%	3%
Other	2%	2%

Total	100%	100%
Segment operating profit for the 2011 first quarter was $13.4 million, compared to $1.8 million in the first quarter 2010. The increase in segment operating profit resulted from improved demand and higher prices for tungsten-based and carbon alloy forging products, combined with the benefits of $4 million in gross cost reductions. Results for the 2011 first quarter included a LIFO inventory valuation reserve charge of $2.2 million. There was no change in our LIFO inventory valuation reserve in the first quarter 2010.
Corporate Items
Corporate expenses for the first quarter 2011 were $25.8 million, compared to $12.3 million in the year-ago period. The increase in corporate expenses was primarily related to accelerated recognition of equity-based compensation expense due to previously announced executive retirements, higher incentive compensation expenses associated with long-term performance plans, costs related to the planned acquisition of Ladish, and corporate-funded research and development costs.
     Interest expense, net of interest income, in the first quarter 2010 was $23.0 million, compared to interest expense of $14.6 million in the first quarter 2010. The increase in interest expense was primarily due to the January 7, 2011 issuance of $500 million of 5.95% Notes due 2021, and lower capitalized interest on strategic projects due to project completions. Interest expense benefited from the capitalization of interest costs on strategic capital projects of $2.6 million in the first three months of 2011 and by $4.0 million in the first three months of 2010.
     Other expenses, which include charges incurred in connection with closed operations, and other non-operating income or expense, for the first quarter 2011 was $0.5 million, compared to $5.8 million for the first quarter 2010.

The decrease was primarily related to lower expenses associated with closed operations and foreign exchange gains. These items are presented primarily in selling and administration expenses, and in other income in the statement of operations.
     Retirement benefit expense, which includes pension expense and other postretirement expense, decreased to $19.3 million in the first quarter 2011, compared to $22.5 million in the first quarter 2010. For the first quarter 2011, retirement benefit expense of $13.8 million was included in cost of sales and $5.5 million was included in selling and administrative expenses. For the first quarter 2010, the amount of retirement benefit expense included in cost of sales was $15.8 million, and the amount included in selling and administrative expenses was $6.7 million. The decrease in retirement benefit expense for 2011 was primarily due to higher than expected returns on pension plan assets in 2010 and the benefits resulting from our voluntary pension contributions made over the last several years.
Income Taxes
     First quarter 2011 results included a provision for income taxes of $35.1 million, or 37.4% of income before tax, compared to an income tax provision of $13.2 million, or 40.0% of income before tax for the comparable 2010 period. The first quarter 2011 included discrete tax charges of $2.7 million primarily related to foreign taxes. Excluding these items, the effective tax rate was 34.5%. The first quarter 2010 included a non-recurring tax charge of $5.3 million associated with the impact of the Patient Protection and Affordable Care Act. The change in law resulted in a reduction of the value of the Company’s deferred tax asset related to the subsidy. This 2010 first quarter tax charge was partially offset by discrete net tax benefits of $3.7 million associated with adjustment of taxes paid in prior years and other changes.
Financial Condition and Liquidity
On January 7, 2011, we issued $500 million aggregate principal amount of $5.95% Senior Notes due 2021. During the second quarter 2011, we are anticipating using approximately $395 million of cash on hand to fund the cash portion of the merger consideration for the previously announced acquisition of Ladish and pay related fees and expenses.
     We believe that internally generated funds, current cash on hand, and available borrowings under existing credit lines will be adequate to meet foreseeable liquidity needs, including a substantial expansion of our production capabilities over the next few years, and scheduled debt maturities. We did not borrow funds under our domestic senior unsecured credit facility during the first three months of 2011. However, as of March 31, 2011, approximately $7 million of this facility was utilized to support letters of credit.
     If we needed to obtain additional financing using the credit markets, the cost and the terms and conditions of such borrowings may be influenced by our credit rating. Changes in our credit rating do not impact our access to, or the cost of, our existing credit facilities.
     We have no off-balance sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.
Cash Flow and Working Capital
For the three months ended March 31, 2011, cash flow used in operations for 2011 was $50.3 million. An investment of $245.9 million in managed working capital, due to a significant increase in the level of business activity and higher raw material costs, offset increased profitability. Cash used in investing activities was $41.7 million in the three months of 2011 and consisted primarily of capital expenditures. Cash provided by in financing activities was $476.0 million in the first three months of 2011. The first quarter 2011 included $495 million in net proceeds from the issuance of $500 million of 5.95% Notes due January 2021, and dividend payments of $17.6 million and $2.0 million in net debt retirements. At March 31, 2011, cash and cash equivalents on hand totaled $816.3 million, an increase of $432.3 million from year end 2010.
     As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable and gross inventories, less accounts payable. In measuring performance in controlling this managed working capital, we exclude the effects of LIFO inventory valuation reserves, excess and obsolete inventory reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. At March 31, 2011, managed working capital decreased to 32.1% of annualized sales, compared to 34.4% of annualized sales at December 31, 2010. During the first three months of 2011, managed working capital increased by $245.9 million, to $1.6 billion. The increase in managed working capital from December 31, 2010 was due to increased accounts receivable of $147.5 million and increased inventory of $210.6 million, partially offset by increased accounts payable of $112.2 million. While accounts receivable balances increased during 2011, days sales outstanding, which measures actual collection timing for accounts receivable, improved when compared to year end 2010. Gross inventory turns, which excludes the effect of LIFO inventory valuation reserves, were unchanged when compared to year end 2010.
The Components of managed working capital were as follows:

	March 31,	December 31,
(in millions)	2011	2010
Accounts receivable	$694.0	$545.4
Inventory	1,231.9	1,024.5
Accounts payable	(505.2)	(394.1)

Subtotal	1,420.7	1,175.8

Allowance for doubtful accounts	5.6	5.6
LIFO reserve	166.9	163.0
Corporate and other	32.4	35.3

Managed working capital	1,625.6	1,379.7

Annualized prior 2 months sales	$5,070.0	$4,007.7

Managed working capital as a % of annualized sales	32.1%	34.4%
Change in managed working capital from December 31, 2010	$245.9

Capital Expenditures
We have significantly expanded, and continue to expand, our manufacturing capabilities to meet expected intermediate and long-term increased demand from the aerospace (engine and airframe) and defense, chemical process industry, oil and gas, electrical energy, and medical markets, especially for titanium and titanium-based alloys, nickel-based alloys and superalloys, specialty alloys, and exotic alloys. We currently expect capital expenditures for 2011 will be between $300 and $350 million, of which $42.2 million was expended in the first three months of 2011. These self-funded on-going strategic capital investments include a new advanced specialty metals hot-rolling and processing facility at our existing Brackenridge, PA site. The project is estimated to cost approximately $1.1 billion and be completed by the end of 2013. Equipment orders have been placed, with engineering and site preparation for the facility progressing. Our new advanced hot-rolling and processing facility is designed to be the most powerful mill in the world for production of specialty metals. It is designed to produce exceptional quality, thinner, and wider hot-rolled coils at reduced cost with shorter lead times, and require lower working capital requirements. When completed, we believe ATI’s new advanced specialty metals hot-rolling and processing facility will provide unsurpassed manufacturing capability and versatility in the production of a wide range of flat-rolled specialty metals. We expect improved productivity, lower costs, and higher quality for our diversified product mix of flat-rolled specialty metals, including nickel-based and specialty alloys, titanium and titanium alloys, zirconium alloys, Precision Rolled Strip® products, and stainless sheet and coiled plate products. It is designed to roll and process exceptional quality hot bands of up to 78.62 inches, or 2 meters, wide.
Debt
At March 31, 2011, we had $1,561.9 million in total outstanding debt, compared to $1,063.3 million at December 31, 2010, an increase of $498.6 million. The increase in debt was primarily due to the January 2011 issuance of $500 million of 5.95% Senior Notes due in 2021. The 2021 Notes pay interest semi-annually in arrears at a rate of 5.95% per year and mature on January 15, 2021, unless earlier repurchased.
     In managing our overall capital structure, some of the measures on which we focus are net debt to total capitalization, which is the percentage of our debt, net of cash that may be available to reduce borrowings, to our total invested and borrowed capital, and total debt to total capitalization, which excludes cash balances. Net debt as a percentage of total capitalization was 26.1% at March 31, 2011, compared to 23.6% at December 31, 2010. The net debt to total capitalization was determined as follows:

($ in millions)	March 31, 2011	December 31, 2010

Total debt	$1,561.9	$1,063.3
Less: Cash	(816.3)	(432.3)

Net debt	$745.6	$631.0

Net debt	$745.6	$631.0
Total ATI stockholders’ equity	2,110.5	2,040.8

Net ATI total capital	$2,856.1	$2,671.8

Net debt to ATI total capital	26.1%	23.6%

Total debt to total capitalization increased to 42.5% at March 31, 2011 from 34.3% December 31, 2010.
Total debt to total capitalization was determined as follows:

($ in millions)	March 31, 2011	December 31, 2010

Total debt	$1,561.9	$1,063.3
Total ATI stockholders’ equity	2,110.5	2,040.8

Total ATI capital	$3,672.4	$3,104.1

Total debt to total ATI capital	42.5%	34.3%

     We did not borrow funds under our $400 million senior unsecured domestic credit facility during the first three months of 2011, although approximately $7 million has been utilized to support the issuance of letters of credit. The unsecured facility requires us to maintain a leverage ratio (consolidated total indebtedness net of cash on hand in excess of $50 million, divided by consolidated earnings before interest, taxes, depreciation and amortization, and non-cash pension expense) of not greater than 3.25, and maintain an interest coverage ratio (consolidated earnings before interest, taxes, and non-cash pension expense divided by interest expense) of not less than 2.0. For the twelve months ended March 31, 2011, our leverage ratio was 1.84, and our interest coverage ratio was 4.35.
     We have an additional, separate credit facility for the issuance of letters of credit. As of March 31, 2011, $30 million in letters of credit was outstanding under this facility.
     In addition, STAL, the Company’s Chinese joint venture company in which ATI has a 60% interest, has a 205 million renminbi (approximately $31 million at March 31, 2011 exchange rates) revolving credit facility with a group of banks. This credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners. As of March 31, 2011, there were no borrowings under this credit facility.
Retirement Benefits
     At December 31, 2010, the measurement date for ERISA funding, our U.S. qualified pension defined benefit pension plan was essentially fully-funded. Based upon current regulations and actuarial studies, we are not required to make a cash contribution for 2011. However, we may elect, depending upon investment performance of the pension plan assets and other factors, to make additional voluntary cash contributions to this plan in the future.
Dividends
     A regular quarterly dividend of $0.18 per share of common stock was declared on February 26, 2011, and paid on March 29, 2011 to stockholders of record at the close of business on March 11, 2011. In addition, a regular quarterly dividend of $0.18 per share of common stock was declared on April 29, 2011, payable on June 17, 2011 to stockholders of record at the close of business on May 26, 2011. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate.
Critical Accounting Policies
Inventory
At March 31, 2011, we had net inventory of $1,231.9 million. Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO) and average cost methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. The prices for many of the raw materials we use have been extremely volatile during the past four years. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a rise in raw material costs has a negative effect on our operating results, while, conversely, a fall in material costs results in a benefit to operating results. For example, in 2010, the effect of rising raw material costs on our LIFO inventory valuation method resulted in cost of sales which were $60.2 million higher than would have been recognized had we utilized the FIFO methodology to value our inventory. However, in 2009 and 2008, the effect of falling raw material costs on our LIFO inventory valuation method resulted in cost of sales which were $102.8 million and $169.0 million lower than would have been recognized had we utilized the FIFO methodology to value our inventory. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold.
     Since the LIFO inventory valuation methodology is designed for annual determination, interim estimates of the annual LIFO valuation are required. We recognize the effects of the LIFO inventory valuation method on an interim basis by projecting the expected annual LIFO cost and allocating that projection to the interim quarters equally. These projections of annual LIFO inventory valuation reserve changes are updated quarterly and are evaluated based upon material, labor and overhead costs and projections for such costs at the end of the year plus projections regarding year-end inventory levels. Operating results for the three months ended March 31, 2011 included LIFO inventory valuation reserve charge of $3.9 million primarily as a result higher titanium and tungsten raw material costs.
     The LIFO inventory valuation methodology is not utilized by many of the companies with which we compete, including foreign competitors. As such, our results of operations may not be comparable to those of our competitors during periods of volatile material costs due, in part, to the differences between the LIFO inventory valuation method and other acceptable inventory valuation methods.
     We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting reserve, if any, is recognized as an expense in the period that the need for the reserve is identified. At March 31, 2011, no significant reserves were required. It is our general policy to write-down to scrap value any inventory that is identified as obsolete and any inventory that has aged or has not moved in more than twelve months. In some instances this criterion is up to twenty-four months due to the longer manufacturing and distribution process for such products.
Other Critical Accounting Policies
     A summary of other significant accounting policies is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2010.
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

New Accounting Pronouncements Adopted
     On January 1, 2011, we prospectively adopted changes issued by the Financial Accounting Standards Board (FASB) to revenue recognition for multiple-deliverable arrangements. These changes affect the accounting and reporting of revenues related to bundled sale arrangements with customers to provide multiple products and services at different points in time or over different time periods. The adoption of these changes had no impact on the consolidated financial statements.
     On January 1, 2011, we adopted changes issued by the FASB to disclosure requirements for disaggregated disclosure of fair value measurements using significant unobservable inputs, which are categorized as Level 3 in the fair value hierarchy. These changes had no impact on the March 31, 2011 consolidated financial statement or footnotes, but will further enhance the fair value disclosures within the December 31, 2011 consolidated financial statements.
Forward-Looking and Other Statements
From time to time, we have made and may continue to make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements in this report relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results, performance or achievements to materially differ from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: (a) material adverse changes in economic or industry conditions generally, and global supply and demand conditions and prices for our specialty metals; (b) material adverse changes in the markets we serve, including the aerospace and defense, electrical energy, chemical process industry, oil and gas, medical, automotive, construction and mining, and other markets; (c) our inability to achieve the level of cost savings, productivity improvements, synergies, growth or other benefits anticipated by management, including those anticipated from our proposed Ladish acquisition and other strategic investments and the integration of acquired businesses, whether due to significant increases in energy, raw materials or employee benefits costs, the possibility of project cost overruns or unanticipated costs and expenses, or other factors; (d) volatility of prices and availability of supply of the raw materials that are critical to the manufacture of our products; (e) declines in the value of our defined benefit pension plan assets or unfavorable changes in laws or regulations that govern pension plan funding; (f) significant legal proceedings or investigations adverse to us; and (g) other risk factors summarized in our Annual Report on Form 10-K for the year ended December 31, 2010, and in other reports filed with the Securities and Exchange Commission. We assume no duty to update our forward-looking statements.
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
Interest Rate Risk. We attempt to maintain a reasonable balance between fixed- and floating-rate debt to keep financing costs as low as possible. At March 31, 2011, we had approximately $35 million of floating rate debt outstanding with a weighted average interest rate of approximately 1.3%. Approximately $5 million of this floating rate debt is capped at a 6% maximum interest rate. Since the interest rate on floating rate debt changes with the short-term market rate of interest, we are exposed to the risk that these interest rates may increase, raising our interest expense in situations where the interest rate is not capped. For example, a hypothetical 1% increase in the rate of interest on the $30 million of our outstanding floating rate debt not subjected to a cap would result in increased annual financing costs of approximately $0.3 million.
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
At March 31, 2011, the outstanding financial derivatives used to hedge our exposure to energy cost volatility included both natural gas and electricity hedges. For natural gas, approximately 75% of our forecasted domestic requirements are hedged through 2011, and about 30% of our domestic requirements are hedged for 2012. The net mark-to-market valuation of these outstanding natural gas hedges at March 31, 2011 was an unrealized pre-tax loss of $12.8 million, comprised of $0.1 million included in prepaid expenses and other current assets, $0.1 million in other assets, $12.3 million in accrued liabilities, and $0.7 million in other long-term liabilities on the balance sheet. For the three months ended March 31, 2011, the effects of natural gas hedging activity increased cost of sales by $3.0 million. For electricity usage in our Western Pennsylvania operations, we have hedged approximately 45% of our on-peak and off-peak forecasted requirements for 2011 and approximately 30% for 2012. The net mark-to-market valuation of the electricity hedges was an unrealized pre-tax loss of $0.7 million, comprised of $0.2 million included in prepaid expenses and other current assets, $0.2 million in other long-term assets, $0.8 million in accrued liabilities, and $0.3 million in other long-term liabilities on the balance sheet. The effects of the hedging activity will be recognized in income over the designated hedge periods.
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
     The majority of our products are sold utilizing raw material surcharges and index mechanisms. However as of March 31, 2011, we had entered into financial hedging arrangements primarily at the request of our customers related to firm orders for approximately 5% of our total annual nickel requirements, primarily with settlements in 2011. A minor amount of nickel hedges extend into 2014. Any gain or loss associated with these hedging arrangements is included in cost of sales. At March 31, 2011, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax gain of $1.8 million, comprised of $2.2 million included in prepaid expenses and other current assets, $0.8 million in other long-term assets, and $1.2 million in accrued liabilities on the balance sheet.
Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies expected to be received from our export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk. We may also enter into foreign currency forward contracts that are not designated as hedges, which are denominated in the same foreign currency in which export sales are denominated. At March 31, 2011, the outstanding financial derivatives, including both hedges and undesignated derivatives, that are used to manage our exposure to foreign currency, primarily euros, represented approximately 15% of our forecasted total international sales through 2011. In addition, we may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At March 31, 2011, the net mark-to-market valuation of the outstanding foreign currency forward contracts was a net liability of $8.9 million, of which $1.9 million is included in prepaid expenses and other current assets, $7.1 million in accrued liabilities, and $3.7 million in other long-term liabilities on the balance sheet.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2011, and they concluded that these disclosure controls and procedures are effective.
     (b) Changes in Internal Controls
There was no change in our internal control over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2011, conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     A number of lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, commercial, government contract work, employment, employee benefits, taxes, environmental, health and safety, occupational disease, and stockholder matters. Certain of such lawsuits, claims and proceedings are described in our Annual Report on Form 10-K for the year ended December 31, 2010, and addressed in Note 12 to the unaudited interim financial statements included herein. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     ATI’s Board of Directors approved a share repurchase program of $500 million on November 1, 2007. Repurchases of Company common stock are made in the open market or in unsolicited or privately negotiated transactions. Share repurchases are funded from internal cash flow and cash on hand. The number of shares purchased, and the timing of the purchases, are based on several factors, including other investment opportunities, the level of cash balances, and general business conditions. No shares of common stock were purchased during the three months ended March 31, 2011. As of March 31, 2011, 6,837,000 shares of common stock had been purchased under this program at a cost of $339.5 million.
     Set forth below is information regarding the Company’s stock repurchases during the period covered by this report, comprising shares repurchased by ATI from employees to satisfy employee-owed taxes on share-based compensation.

			Total Number of	Maximum Number (or
			Shares (or Units)	Approximate Dollar
	Total Number	Average	Purchased as Part	Value) of Shares (or
	of Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	per Share (or	Announced Plans	Purchased Under the
Period	Purchased	Unit)	or Programs	Plans or Programs

January 1-31, 2011	20,905	$64.35	—	$160,505,939
February 1-28, 2011	—	—	—	160,505,939
March 1-31, 2011	—	—	—	160,505,939

Total	20,905	$64.35	—	$160,505,939
Item 6. Exhibits
     (a) Exhibits

10.1	2011 Annual Incentive Plan (filed herewith).

10.2	Form of Performance/Restricted Stock Agreement dated February 24, 2011 (filed herewith).

10.3	Form of Total Shareholder Return Incentive Compensation Program Award Agreement effective as of January 1, 2011 (filed herewith).

10.4	Form of Key Executive Performance Plan Agreement dated February 24, 2011, including Key Executive Performance Plan, as amended February 24, 2011 (filed herewith).

10.5	Third Amendment to Credit Agreement, dated March 11, 2011, by and among ATI Funding Corporation, TDY Holdings, LLC, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as Administrative Agent for the lenders (filed herewith).

10.6	Consulting and Noncompetition Agreement between Allegheny Technologies Incorporated and L. Patrick Hassey, dated as of May 1, 2011 (filed herewith).

10.7	Consulting and Noncompetition Agreement between Allegheny Technologies Incorporated and Jon D. Walton, dated as of May 1, 2011 (filed herewith).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a — 14(a) or 15d — 14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a — 14(a) or 15d — 14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHENY TECHNOLOGIES INCORPORATED (Registrant)

Date: May 5, 2011	By	/s/ Dale G. Reid
Dale G. Reid
Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: May 5, 2011	By	/s/ Karl D. Schwartz
Karl D. Schwartz
Controller and Principal Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

10.1	2011 Annual Incentive Plan (filed herewith).

10.2	Form of Performance/Restricted Stock Agreement dated February 24, 2011 (filed herewith).

10.3	Form of Total Shareholder Return Incentive Compensation Program Award Agreement effective as of January 1, 2011 (filed herewith).

10.4	Form of Key Executive Performance Plan Agreement dated February 24, 2011, including Key Executive Performance Plan, as amended February 24, 2011 (filed herewith).

10.5	Third Amendment to Credit Agreement, dated March 11, 2011, by and among ATI Funding Corporation, TDY Holdings, LLC, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as Administrative Agent for the lenders (filed herewith).

10.6	Consulting and Noncompetition Agreement between Allegheny Technologies Incorporated and L. Patrick Hassey, dated as of May 1, 2011 (filed herewith).

10.7	Consulting and Noncompetition Agreement between Allegheny Technologies Incorporated and Jon D. Walton, dated as of May 1, 2011 (filed herewith).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a — 14(a) or 15d — 14(a).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a — 14(a) or 15d — 14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document