Form 10-Q
period 2011-06-30
ALLEGHENY TECHNOLOGIES INC
filed 2011-08-04
CIK 1018963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  ☐    No  ☑

At July 29, 2011, the registrant had outstanding 106,339,568 shares of its Common Stock.

ALLEGHENY TECHNOLOGIES INCORPORATED

SEC FORM 10-Q

Quarter Ended June 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Allegheny Technologies Incorporated and Subsidiaries

Consolidated Balance Sheets

(In millions, except share and per share amounts)

(Current period unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$367.8	$432.3
Accounts receivable, net of allowances for doubtful accounts of $7.3 and $5.6 as of June 30, 2011 and December 31, 2010	808.1	545.4
Inventories, net	1,465.4	1,024.5
Deferred income taxes	13.5	—
Prepaid expenses and other current assets	36.3	112.9

Total Current Assets	2,691.1	2,115.1

Property, plant and equipment, net	2,292.7	1,989.3
Cost in excess of net assets acquired	690.6	206.8
Other assets	374.6	182.4

Total Assets	$6,049.0	$4,493.6

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$503.6	$394.1
Accrued liabilities	341.0	249.9
Deferred income taxes	—	5.6
Short term debt and current portion of long-term debt	154.2	141.4

Total Current Liabilities	998.8	791.0

Long-term debt	1,496.5	921.9
Accrued postretirement benefits	439.2	423.8
Pension liabilities	97.4	58.3
Deferred income taxes	109.6	68.6
Other long-term liabilities	127.5	100.6

Total Liabilities	3,269.0	2,364.2

Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized—50,000,000 shares; issued—none	—	—
Common stock, par value $0.10: authorized—500,000,000 shares; issued—109,695,171 shares at June 30, 2011 and 102,404,256 shares at December 31, 2010; outstanding—106,329,842 shares at June 30, 2011 and 98,542,291 shares at December 31, 2010	11.0	10.2
Additional paid-in capital	1,176.2	658.9
Retained earnings	2,307.3	2,224.8
Treasury stock: 3,365,329 shares at June 30, 2011 and 3,861,965 shares at December 31, 2010	(164.2)	(188.0)
Accumulated other comprehensive loss, net of tax	(639.6)	(665.1)

Total ATI stockholders’ equity	2,690.7	2,040.8
Noncontrolling interests	89.3	88.6

Total Equity	2,780.0	2,129.4

Total Liabilities and Equity	$6,049.0	$4,493.6

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries

Consolidated Statements of Income

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Sales	$1,351.6	$1,052.0	$2,579.0	$1,951.4
Costs and expenses:
Cost of sales	1,128.6	900.2	2,150.6	1,678.2
Selling and administrative expenses	99.3	76.0	188.0	150.2

Income before interest, other income and income taxes	123.7	75.8	240.4	123.0
Interest expense, net	(23.7)	(15.4)	(46.7)	(30.0)
Other income, net	0.3	0.2	0.4	0.6

Income before income tax provision	100.3	60.6	194.1	93.6
Income tax provision	34.3	22.4	69.4	35.6

Net income	66.0	38.2	124.7	58.0

Less: Net income attributable to noncontrolling interests	2.0	1.8	4.4	3.4

Net income attributable to ATI	$64.0	$36.4	$120.3	$54.6

Basic net income attributable to ATI per common share	$0.63	$0.37	$1.20	$0.56

Diluted net income attributable to ATI per common share	$0.59	$0.36	$1.13	$0.54

Dividends declared per common share	$0.18	$0.18	$0.36	$0.36

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Operating Activities:
Net income	$124.7	$58.0
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	80.6	69.8
Deferred taxes	(13.1)	36.0
Changes in operating asset and liabilities:
Inventories	(307.8)	(227.4)
Accounts receivable	(177.7)	(177.3)
Accounts payable	62.5	54.9
Retirement benefits	6.5	14.6
Accrued income taxes	74.5	6.9
Accrued liabilities and other	77.8	(28.9)

Cash used in operating activities	(72.0)	(193.4)

Investing Activities:
Purchases of property, plant and equipment	(97.7)	(97.6)
Purchases of businesses and investments in ventures, net of cash acquired	(349.2)	—
Asset disposals and other	2.6	1.0

Cash used in investing activities	(444.3)	(96.6)

Financing Activities:
Issuances of long-term debt	500.0	—
Payments on long-term debt and capital leases	(11.0)	(5.3)
Net borrowings under credit facilities	2.3	5.2
Debt issuance costs	(5.0)	—
Dividends paid to shareholders	(36.7)	(35.3)
Purchase of subsidiary shares from noncontrolling interest	(0.2)	—
Taxes on share-based compensation	2.6	(5.1)
Exercises of stock options	1.1	1.1
Shares repurchased for income tax withholding on share-based compensation	(1.3)	(0.7)

Cash provided by (used in) financing activities	451.8	(40.1)

Decrease in cash and cash equivalents	(64.5)	(330.1)
Cash and cash equivalents at beginning of period	432.3	708.8

Cash and cash equivalents at end of period	$367.8	$378.7

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries

Statements of Changes in Consolidated Equity

(In millions, except per share amounts)

(Unaudited)

	ATI Stockholders
					Accumulated
		Additional			Other		Non-
	Common	Paid-In	Retained	Treasury	Comprehensive	Comprehensive	controlling	Total
	Stock	Capital	Earnings	Stock	Income (Loss)	Income (Loss)	Interests	Equity
Balance, December 31, 2009	$10.2	$653.6	$2,230.5	$(208.6)	$(673.5)	$—	$77.4	$2,089.6
Net income	—	—	54.6	—	—	54.6	3.4	58.0
Other comprehensive income (loss) net of tax:
Pension plans and other postretirement benefits	—	—	—	—	25.0	25.0	—	25.0
Foreign currency translation gains (losses)	—	—	—	—	(22.4)	(22.4)	0.3	(22.1)
Unrealized gains on derivatives	—	—	—	—	8.1	8.1	—	8.1

Comprehensive income	—	—	54.6	—	10.7	$65.3	3.7	69.0
Cash dividends on common stock ($0.36 per share)	—	—	(35.3)	—	—		—	(35.3)
Employee stock plans	—	(12.8)	(4.6)	24.6	—		—	7.2

Balance, June 30, 2010	$10.2	$640.8	$2,245.2	$(184.0)	$(662.8)		$81.1	$2,130.5

Balance, December 31, 2010	$10.2	$658.9	$2,224.8	$(188.0)	$(665.1)	$—	$88.6	$2,129.4
Net income	—	—	120.3	—	—	120.3	4.4	124.7
Other comprehensive income (loss) net of tax:
Pension plans and other postretirement benefits	—	—	—	—	22.8	22.8	—	22.8
Foreign currency translation gains	—	—	—	—	15.3	15.3	3.2	18.5
Unrealized losses on derivatives	—	—	—	—	(12.6)	(12.6)	—	(12.6)

Comprehensive income	—	—	120.3	—	25.5	$145.8	7.6	153.4
Issuance of common stock	0.8	512.8	—	—	—		—	513.6
Cash dividends on common stock ($0.36 per share)	—	—	(36.7)	—	—		—	(36.7)
Noncontrolling interest acquired	—	—	—	—			0.6	0.6
Purchase of subsidiary shares from noncontrolling interest	—	0.1	—	—			(0.3)	(0.2)
Dividends declared to noncontrolling interest	—	—	—	—			(7.2)	(7.2)
Employee stock plans	—	4.4	(1.1)	23.8	—		—	27.1

Balance, June 30, 2011	$11.0	$1,176.2	$2,307.3	$(164.2)	$(639.6)		$89.3	$2,780.0

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

On January 1, 2011, the Company adopted changes issued by the FASB to disclosure requirements for disaggregated disclosure of fair value measurements using significant unobservable inputs, which are categorized as Level 3 in the fair value hierarchy. These changes had no impact on the June 30, 2011 consolidated financial statements, but will further enhance the fair value disclosures within the December 31, 2011 consolidated financial statements.

In June 2011, the FASB issued changes to the presentation of comprehensive income which requires entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, these changes require an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, which is the method of presentation used by ATI, will no longer be permitted. Finally, no changes were made to the calculation and presentation of earnings per share. These changes, with retrospective application, become effective for ATI for interim and annual periods in fiscal year 2012, with early adoption allowed. Other than the change in presentation, these changes will not have an impact on the Consolidated Financial Statements.

Note 2. Acquisition of Business

On May 9, 2011, ATI completed the acquisition of Ladish Co., Inc. (Ladish) for $897.6 million, comprised of the issuance of 7.3 million shares of ATI common stock and payment of $384 million in cash. ATI Ladish results are included in the High Performance Metals segment from the date of the acquisition. Based in Wisconsin, ATI Ladish engineers, produces and markets high-strength, high technology forged and cast metal components for a wide variety of load-bearing and fatigue-resisting applications in the jet engine, aerospace and industrial markets, for both domestic and international customers. Ladish sales in 2010 were $403.1 million. Based on the preliminary purchase price allocation, goodwill of $480 million and intangible assets of $166 million were recorded for this transaction. The final allocation of the purchase price is expected to be completed by the end of 2011. Pro forma financial information has not been included because the acquisition did not meet certain significance thresholds.

Note 3. Inventories

Inventories at June 30, 2011 and December 31, 2010 were as follows (in millions):

	June 30,	December 31,
	2011	2010
Raw materials and supplies	$239.1	$169.3
Work-in-process	1,209.5	892.8
Finished goods	190.9	126.5

Total inventories at current cost	1,639.5	1,188.6
Less allowances to reduce current cost values to LIFO basis	(172.1)	(163.0)
Progress payments	(2.0)	(1.1)

Total inventories, net	$1,465.4	$1,024.5

Inventories are stated at the lower of cost (last-in, first-out (“LIFO”), first-in, first-out (“FIFO”), and average cost methods) or market, less progress payments. Most of the Company’s inventory is valued utilizing the LIFO costing methodology. Inventory of the Company’s non-U.S. operations is valued using average cost or FIFO methods. The effect of using the LIFO methodology to value inventory, rather than FIFO, increased cost of sales by $9.1 million for the first six months of 2011 compared to $5.5 million for the first six months of 2010.

Note 4. Property, Plant and Equipment

Property, plant and equipment at June 30, 2011 and December 31, 2010 was as follows (in millions):

	June 30,	December 31,
	2011	2010
Land	$34.5	$25.8
Buildings	705.3	638.2
Equipment and leasehold improvements	3,048.3	2,750.8

	3,788.1	3,414.8
Accumulated depreciation and amortization	(1,495.4)	(1,425.5)

Total property, plant and equipment, net	$2,292.7	$1,989.3

Note 5. Debt

Debt at June 30, 2011 and December 31, 2010 was as follows (in millions):

	June 30,	December 31,
	2011	2010
Allegheny Technologies 5.95% Notes due 2021	$500.0	$—
Allegheny Technologies 4.25% Convertible Notes due 2014	402.5	402.5
Allegheny Technologies 9.375% Notes due 2019	350.0	350.0
Allegheny Technologies 8.375% Notes due 2011, net (a)	117.1	117.3
Allegheny Ludlum 6.95% debentures due 2025	150.0	150.0
Ladish Series B 6.14% Notes due 2016 (b)	32.6	—
Ladish Series C 6.41% Notes due 2015 (c)	55.7	—
Domestic Bank Group $400 million unsecured credit facility	—	—
Promissory note for J&L asset acquisition	5.1	10.2
Foreign credit facilities	30.9	26.3
Industrial revenue bonds, due through 2020, and other	6.8	7.0

Total short-term and long-term debt	1,650.7	1,063.3
Short-term debt and current portion of long-term debt	154.2	141.4

Total long-term debt	$1,496.5	$921.9

(a)	Includes fair value adjustments for settled interest rate swap contracts of $0.4 million at June 30, 2011 and $0.9 million at December 31, 2010.
(b)	Includes fair value adjustments of $4.0 million at June 30, 2011.
(c)	Includes fair value adjustments of $5.7 million at June 30, 2011.

On January 7, 2011, ATI issued $500 million of 5.95% Senior Notes due January 15, 2021 (2021 Notes). Interest is payable semi-annually on January 15 and July 15 of each year. The 2021 Notes were issued under ATI’s shelf registration statement and are not listed on any national securities exchange. Underwriting fees, discount, and other third-party expenses for the issuance of the 2021 Notes were $5.0 million and are being amortized to interest expense over the 10-year term of the 2021 Notes. The 2021 Notes are unsecured and unsubordinated obligations of the Company and equally ranked with all of its existing and future senior unsecured debt. The 2021 Notes restrict the Company’s ability to create certain liens, to enter into sale leaseback transactions, and to consolidate, merge or transfer all, or substantially all, of its assets. The Company has the option to redeem the 2021 Notes, as a whole or in part, at any time or from time to time, on at least 30 days prior notice to the holders of the 2021 Notes at a redemption price specified in the 2021 Notes. On or after October 15, 2020, the Company may redeem the 2021 Notes at its option, at any time in whole or from time to time in part, at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest. The 2021 Notes are subject to repurchase upon the occurrence of a change in control repurchase event (as defined in the 2021 Notes) at a repurchase price in cash equal to 101% of the aggregate principal amount of the 2021 Notes repurchased, plus any accrued and unpaid interest.

In conjunction with the Ladish acquisition, the Company assumed the Series B and Series C Notes previously issued by Ladish. The Series B 6.14% Notes are unsecured and have a principal balance of $28.6 million at June 30, 2011, excluding fair value adjustments. The Series B Notes pay interest semi-annually and mature on May 16, 2016, with the principal amortizing equally in annual payments over the remaining term. The Series C 6.41% Notes are unsecured and have a principal balance of $50 million at June 30, 2011, excluding fair value adjustments. The Series C Notes pay interest semi-annually and mature on September 2, 2015, with the principal amortizing equally in annual payments over the remaining term. The Series B and Series C Notes contain financial covenants specific to ATI Ladish which (1) limit the incurrence of certain additional debt; (2) require a certain level of consolidated adjusted net worth; (3) require minimum fixed charges coverage ratio; and (4) require a limited amount of funded debt to consolidated cash flow. The covenant on incurrence of additional debt limits funded debt to 60% of total capitalization. ATI Ladish was in compliance with all Series B and Series C covenants at June 30, 2011.

The Company did not borrow funds under its $400 million senior unsecured domestic credit facility during the first six months of 2011, although approximately $7 million has been utilized to support the issuance of letters of credit. The unsecured facility requires the Company to maintain a leverage ratio (consolidated total indebtedness net of cash on hand in excess of $50 million, divided by consolidated earnings before interest, taxes, depreciation and amortization, and non-cash pension expense) of not greater than 3.25, and maintain an interest coverage ratio (consolidated earnings before interest, taxes, and non-cash pension expense divided by interest expense) of not less than 2.0. For the twelve months ended June 30, 2011, the leverage ratio was 2.66, and the interest coverage ratio was 4.56.

The Company has an additional separate credit facility for the issuance of letters of credit. As of June 30, 2011, $30 million in letters of credit were outstanding under this facility.

In addition, STAL, the Company’s Chinese joint venture company in which ATI has a 60% interest, has a 205 million renminbi (approximately $32 million at June 30, 2011 exchange rates) revolving credit facility with a group of banks. This credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners. As of June 30, 2011, there were no borrowings under this credit facility.

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

The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of June 30, 2011, the Company had entered into financial hedging arrangements primarily at the request of its customers, related to firm orders, representing approximately 5% of its annual nickel usage, primarily with settlements in 2011. A minor amount of nickel hedges extend into 2014.

At June 30, 2011, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility included natural gas cost hedges for approximately 60% of its annual forecasted domestic requirements through 2011 and approximately 35% for 2012, and electricity hedges for Western Pennsylvania operations of approximately 45% of its forecasted on-peak and off-peak requirements for 2011 and approximately 30% for 2012.

While the majority of the Company’s direct export sales are transacted in U.S. dollars, foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk. The Company may also enter into foreign currency forward contracts that are not designated as hedges, which are denominated in the same foreign currency in which export sales are denominated. At June 30, 2011, the outstanding financial derivatives, including both hedges and undesignated derivatives, that are used to manage the Company’s exposure to foreign currency, primarily euros, represented approximately 13% of its forecasted total international sales through 2012. In addition, the Company may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions.

The Company may enter into derivative interest rate contracts to maintain a reasonable balance between fixed- and floating-rate debt. There were no unsettled derivative financial instruments related to debt balances for the periods presented, although previously settled contracts remain a component of the recorded value of debt. See Note 5. Debt, for further information.

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

(in millions):		June 30,	December 31,
Asset derivatives	Balance sheet location	2011	2010
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$0.4	$10.0
Nickel and other raw material contracts	Prepaid expenses and other current assets	0.9	3.7
Electricity contracts	Prepaid expenses and other current assets	0.2	0.4
Foreign exchange contracts	Other assets	—	0.5
Nickel and other raw material contracts	Other assets	0.5	0.8
Electricity contracts	Other assets	0.1	0.2
Natural gas contracts	Other assets	—	0.3

Total derivatives designated as hedging instruments:		2.1	15.9

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	—	4.2

Total derivatives not designated as hedging instruments:		—	4.2

Total asset derivatives		$2.1	$20.1

Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Natural gas contracts	Accrued liabilities	$8.8	$16.7
Nickel and other raw material contracts	Accrued liabilities	5.0	—
Foreign exchange contracts	Accrued liabilities	9.8	2.0
Electricity contracts	Accrued liabilities	0.7	0.8
Natural gas contracts	Other long-term liabilities	0.6	0.8
Electricity contracts	Other long-term liabilities	0.2	0.5
Foreign exchange contracts	Other long-term liabilities	3.5	1.1

Total derivatives designated as hedging instruments:		28.6	21.9

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accrued liabilities	1.1	—

Total derivatives not designated as hedging instruments:		1.1	—

Total liability derivatives		$29.7	$21.9

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

Activity with regard to derivatives designated as cash flow hedges for the three and six month periods ended June 30, 2011 and 2010 was as follows (in millions):

					Amount of Gain (Loss)
			Amount of Gain (Loss)		Recognized in Income
	Amount of Gain (Loss)		Reclassified from		on Derivatives (Ineffective
	Recognized in OCI on		Accumulated OCI		Portion and Amount
	Derivatives		into Income		Excluded from
	(Effective Portion)		(Effective Portion) (a)		Effectiveness Testing) (b)
	Quarter ended		Quarter ended		Quarter ended
Derivatives in Cash Flow	June 30,		June 30,		June 30,
Hedging Relationships	2011	2010	2011	2010	2011	2010
Nickel and other raw material contracts	$(3.2)	$(6.7)	$0.2	$5.2	$—	$—
Natural gas contracts	(0.6)	(0.9)	(2.7)	(2.8)	—	—
Electricity contracts	0.1	0.8	—	—	—	—
Foreign exchange contracts	(3.7)	15.0	(1.6)	4.7	—	—

Total	$(7.4)	$8.2	$(4.1)	$7.1	$—	$—

					Amount of Gain (Loss)
			Amount of Gain (Loss)		Recognized in Income
	Amount of Gain (Loss)		Reclassified from		on Derivatives (Ineffective
	Recognized in OCI on		Accumulated OCI		Portion and Amount
	Derivatives		into Income		Excluded from
	(Effective Portion)		(Effective Portion) (a)		Effectiveness Testing) (b)
	Six Months Ended		Six Months Ended		Six Months Ended
Derivatives in Cash Flow	June 30,		June 30,		June 30,
Hedging Relationships	2011	2010	2011	2010	2011	2010
Nickel and other raw material contracts	$(3.0)	$2.0	$2.0	$7.4	$—	$—
Natural gas contracts	(1.4)	(6.8)	(6.2)	(4.9)	—	—
Electricity contracts	—	(0.5)	—	—	—	—
Foreign exchange contracts	(13.5)	21.7	(1.1)	5.8	—	—

Total	$(17.9)	$16.4	$(5.3)	$8.3	$—	$—

(a)	The gains (losses) reclassified from accumulated OCI into income related to the effective portion of the derivatives are presented in cost of sales.
(b)	The gains recognized in income on derivatives related to the ineffective portion and the amount excluded from effectiveness testing are presented in selling and administrative expenses.

Assuming market prices remain constant with those at June 30, 2011, a loss of $14.0 million is expected to be recognized over the next 12 months.

The disclosures of gains or losses presented above for nickel and other raw material contracts and foreign currency contracts do not take into account the anticipated underlying transactions. Since these derivative contracts represent hedges, the net effect of any gain or loss on results of operations may be fully or partially offset.

Derivatives that are not designated as hedging instruments were as follows:

In millions	Amount of Gain (Loss) Recognized
	in Income on Derivatives
	Three Months Ended		Six Months Ended
Derivatives Not Designated	June 30,		June 30,
as Hedging Instruments	2011	2010	2011	2010
Foreign exchange contracts	$(3.1)	$2.2	$(3.5)	$4.7

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

Note 7. Fair Value of Financial Instruments

The estimated fair value of financial instruments at June 30, 2011 was as follows:

		Fair Value Measurements at Reporting Date Using
			Quoted Prices in	Significant
	Total	Total	Active Markets for	Observable
	Carrying	Estimated	Identical Assets	Inputs
(In millions)	Amount	Fair Value	(Level 1)	(Level 2)
Cash and cash equivalents	$367.8	$367.8	$367.8	$—
Derivative financial instruments:
Assets	2.1	2.1	—	2.1
Liabilities	29.7	29.7	—	29.7
Debt (a)	1,650.7	2,066.9	1,935.8	131.1

The estimated fair value of financial instruments at December 31, 2010 was as follows:

		Fair Value Measurements at Reporting Date Using
			Quoted Prices in	Significant
	Total	Total	Active Markets for	Observable
	Carrying	Estimated	Identical Assets	Inputs
(In millions)	Amount	Fair Value	(Level 1)	(Level 2)
Cash and cash equivalents	$432.3	$432.3	$432.3	$—
Derivative financial instruments:
Assets	20.1	20.1	—	20.1
Liabilities	21.9	21.9	—	21.9
Debt (a)	1,063.3	1,328.4	1,284.9	43.5

(a)	Includes fair value adjustments for settled interest rate swap contracts of $0.4 million at June 30, 2011, and $0.9 million at December 31, 2010.

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

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

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

For the three month periods ended June 30, 2011 and 2010, the components of pension expense and components of other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Service cost — benefits earned during the year	$7.6	$7.5	$0.7	$0.7
Interest cost on benefits earned in prior years	33.8	33.0	7.1	7.2
Expected return on plan assets	(48.1)	(45.4)	(0.3)	(0.3)
Amortization of prior service cost (credit)	2.8	3.3	(4.6)	(4.5)
Amortization of net actuarial loss	17.9	19.4	2.5	1.5

Total retirement benefit expense	$14.0	$17.8	$5.4	$4.6

For the six month periods ended June 30, 2011 and 2010, the components of pension (income) expense and components of other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Service cost — benefits earned during the year	$14.9	$15.1	$1.4	$1.5
Interest cost on benefits earned in prior years	65.8	66.0	13.9	14.4
Expected return on plan assets	(93.8)	(90.8)	(0.6)	(0.7)
Amortization of prior service cost (credit)	5.6	6.7	(9.2)	(9.0)
Amortization of net actuarial loss	35.7	38.7	5.0	3.0

Total retirement benefit expense	$28.2	$35.7	$10.5	$9.2

Note 9. Income Taxes

Second quarter 2011 results included a provision for income taxes of $34.3 million, or 34.2% of income before tax, compared to $22.4 million, or 37% of income before tax, for the comparable 2010 period.

For the first half 2011, the provision for income taxes was $69.4 million, or 35.8% of income before tax, compared to $35.6 million, or 38% of income before tax, for the first half of 2010. The first six months of 2011 included a discrete tax charge of $2.7 million primarily related to foreign income taxes. The first six months of 2010 included a nonrecurring tax charge of $5.3 million associated with the impact of the Patient Protection and Affordable Care Act. This 2010 first half tax charge was partially offset by discrete net tax benefits of $3.7 million associated with adjustments of taxes paid in prior years, the settlement of uncertain income tax positions and other changes.

Note 10. Business Segments

Following is certain financial information with respect to the Company’s business segments for the periods indicated (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Total sales:
High Performance Metals	$524.6	$357.8	$957.7	$673.5
Flat-Rolled Products	735.8	620.4	1,454.8	1,141.3
Engineered Products	137.9	106.1	267.1	196.0

	1,398.3	1,084.3	2,679.6	2,010.8

Intersegment sales:
High Performance Metals	27.4	16.0	61.1	29.4
Flat-Rolled Products	8.5	5.1	16.9	9.4
Engineered Products	10.8	11.2	22.6	20.6

	46.7	32.3	100.6	59.4

Sales to external customers:
High Performance Metals	497.2	341.8	896.6	644.1
Flat-Rolled Products	727.3	615.3	1,437.9	1,131.9
Engineered Products	127.1	94.9	244.5	175.4

	$1,351.6	$1,052.0	$2,579.0	$1,951.4

Operating profit:
High Performance Metals	$92.9	$67.3	$178.5	$122.3
Flat-Rolled Products	73.7	42.1	137.1	73.5
Engineered Products	6.8	7.9	20.2	9.7

Total operating profit	173.4	117.3	335.8	205.5

Corporate expenses	(25.8)	(15.0)	(51.6)	(27.3)
Interest expense, net	(23.7)	(15.4)	(46.7)	(30.0)
Other expense, net of gains on asset sales	(4.2)	(3.9)	(4.7)	(9.7)
Retirement benefit expense	(19.4)	(22.4)	(38.7)	(44.9)

Income before income taxes	$100.3	$60.6	$194.1	$93.6

The operating results of ATI Ladish are included in the High Performance Metals segment from the May 9, 2011 acquisition date. Assets in the High Performance Metals segment, including goodwill and identifiable intangible assets, increased by approximately $1.2 billion as a result of the Ladish acquisition.

Retirement benefit expense represents defined benefit plan pension expense, and other postretirement benefit expense for both defined benefit and defined contribution plans. Operating profit with respect to the Company’s business segments excludes any retirement benefit expense.

Corporate expenses for the three months ended June 30, 2011 were $25.8 million compared to $15.0 million for the three months ended June 30, 2010. The increase in corporate expenses was primarily related to Ladish transaction costs, and higher incentive compensation expenses associated with long-term performance plans.

Other expense, net of gains on asset sales, primarily includes charges incurred in connection with closed operations and other non-operating income or expense. These items are presented primarily in selling and administrative expenses and in other expense in the statement of operations. These items resulted in net charges of $4.2 million for the three months ended June 30, 2011 and $3.9 million for the three months ended June 30, 2010. This increase was primarily related to greater legal and other expenses at closed operations.

Note 11. Per Share Information

The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator for basic net income per common share —
Net income attributable to ATI	$64.0	$36.4	$120.3	$54.6
Effect of dilutive securities:
4.25% Convertible Notes due 2014	2.5	2.2	5.0	4.4

Numerator for diluted net income per common share —
Net income available to ATI after assumed conversions	$66.5	$38.6	$125.3	$59.0

Denominator for basic net income per common share-weighted average shares	102.1	97.5	99.8	97.4
Effect of dilutive securities:
Share-based compensation	1.8	1.3	1.8	1.4
4.25% Convertible Notes due 2014	9.6	9.6	9.6	9.6

Denominator for diluted net income per common share — adjusted weighted average shares assuming conversions	113.5	108.4	111.2	108.4

Basic net income attributable to ATI per common share	$0.63	$0.37	$1.20	$0.56

Diluted net income attributable to ATI per common share	$0.59	$0.36	$1.13	$0.54

Common stock that would be issuable upon the assumed conversion of the 2014 Convertible Notes and other option equivalents and contingently issuable shares are excluded from the computation of contingently issuable shares, and therefore, from the denominator for diluted earnings per share, if the effect of inclusion is anti-dilutive. There were no excluded dilutive securities for the periods presented.

The Company issued 7.3 million shares of common stock as part of the Ladish acquisition consideration completed May 9, 2011. Weighted average shares included an additional 4.4 million and 2.2 million shares for the three and six months ended June 2011, respectively, as a result of the acquisition.

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

Note 12. CONTINUED

Allegheny Technologies Incorporated

Financial Information for Subsidiary and Guarantor Parent

Balance Sheets

June 30, 2011

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$6.4	$126.2	$235.2	$—	$367.8
Accounts receivable, net	0.2	307.3	500.6	—	808.1
Inventories, net	—	374.8	1,090.6	—	1,465.4
Deferred income taxes	13.5	—	—	—	13.5
Prepaid expenses and other current assets	0.6	7.9	27.8	—	36.3

Total current assets	20.7	816.2	1,854.2	—	2,691.1
Property, plant and equipment, net	2.5	512.0	1,778.2	—	2,292.7
Cost in excess of net assets acquired	—	112.1	578.5	—	690.6
Investments in subsidiaries and other assets	5,431.1	1,494.2	1,220.7	(7,771.4)	374.6

Total assets	$5,454.3	$2,934.5	$5,431.6	$(7,771.4)	$6,049.0

Liabilities and stockholders’ equity:
Accounts payable	$3.8	$249.1	$250.7	$—	$503.6
Accrued liabilities	1,139.3	61.9	798.5	(1,658.7)	341.0
Short-term debt and current portion of long-term debt	117.0	5.3	31.9	—	154.2

Total current liabilities	1,260.1	316.3	1,081.1	(1,658.7)	998.8
Long-term debt	1,252.5	350.6	93.4	(200.0)	1,496.5
Accrued postretirement benefits	—	223.0	216.2	—	439.2
Pension liabilities	12.8	5.9	78.7	—	97.4
Deferred income taxes	109.6	—	—	—	109.6
Other long-term liabilities	39.3	16.7	71.5	—	127.5

Total liabilities	2,674.3	912.5	1,540.9	(1,858.7)	3,269.0

Total stockholders’ equity	2,780.0	2,022.0	3,890.7	(5,912.7)	2,780.0

Total liabilities and stockholders’ equity	$5,454.3	$2,934.5	$5,431.6	$(7,771.4)	$6,049.0

Note 12. CONTINUED

Allegheny Technologies Incorporated

Financial Information for Subsidiary and Guarantor Parent

Statements of Income

For the six months ended June 30, 2011

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Sales	$—	$1,255.0	$1,324.0	$—	$2,579.0
Cost of sales	15.4	1,115.7	1,019.5	—	2,150.6
Selling and administrative expenses	90.3	19.6	78.1	—	188.0

Income (loss) before interest, other income and income taxes	(105.7)	119.7	226.4	—	240.4
Interest expense, net	(41.5)	(5.1)	(0.1)	—	(46.7)
Other income including equity in income of unconsolidated subsidiaries	341.3	1.8	0.1	(342.8)	0.4

Income before income tax provision	194.1	116.4	226.4	(342.8)	194.1
Income tax provision	69.4	44.1	81.5	(125.6)	69.4

Net income	124.7	72.3	144.9	(217.2)	124.7
Less: Net income attributable to noncontrolling interest	4.4	—	4.4	(4.4)	4.4

Net income attributable to ATI	$120.3	$72.3	$140.5	$(212.8)	$120.3

Condensed Statements of Cash Flows

For the six months ended June 30, 2011

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$39.3	$(75.2)	$(25.7)	$(10.4)	$(72.0)

Cash flows used in investing activities	(384.1)	(48.0)	(12.2)	—	(444.3)

Cash flows provided by financing activities	349.3	90.3	1.8	10.4	451.8

Increase (decrease) in cash and cash equivalents	$4.5	$(32.9)	$(36.1)	$—	$(64.5)

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

Note 12. CONTINUED

Allegheny Technologies Incorporated

Financial Information for Subsidiary and Guarantor Parent

Statements of Income

For the six months ended June 30, 2010

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Sales	$—	$1,007.0	$944.4	$—	$1,951.4
Cost of sales	21.0	927.1	730.1	—	1,678.2
Selling and administrative expenses	55.3	22.0	72.9	—	150.2

Income (loss) before interest, other income and income taxes	(76.3)	57.9	141.4	—	123.0
Interest expense, net	(24.8)	(5.1)	(0.1)	—	(30.0)
Other income including equity in income of unconsolidated subsidiaries	194.7	2.9	2.1	(199.1)	0.6

Income before income tax provision	93.6	55.7	143.4	(199.1)	93.6
Income tax provision	35.6	19.7	53.6	(73.3)	35.6

Net income	58.0	36.0	89.8	(125.8)	58.0
Less: Net income attributable to noncontrolling interest	3.4	—	3.4	(3.4)	3.4

Net income attributable to ATI	$54.6	$36.0	$86.4	$(122.4)	$54.6

Condensed Statements of Cash Flows

For the six months ended June 30, 2010

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(12.2)	$(257.5)	$101.7	$(25.4)	$(193.4)

Cash flows used in investing activities	—	(24.8)	(71.8)	—	(96.6)

Cash flows provided by (used in) financing activities	11.4	(57.4)	(19.5)	25.4	(40.1)

Increase (decrease) in cash and cash equivalents	$(0.8)	$(339.7)	$10.4	$—	$(330.1)

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

At June 30, 2011, the Company’s reserves for environmental remediation obligations totaled approximately $15 million, of which $8 million was included in other current liabilities. The reserve includes estimated probable future costs of $6 million for federal Superfund and comparable state-managed sites; $6 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $2 million for owned or controlled sites at which Company operations have been discontinued; and $1 million for sites utilized by the Company in its ongoing operations. The Company continues to evaluate whether it may be able to recover a portion of past and future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate.

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

On August 1, 2011, the Company announced that the United Steelworkers (USW) and ATI Allegheny Ludlum and ATI’s Albany, OR titanium operations have reached tentative four-year agreements covering approximately 3,000 employees. If ratified, the agreements will expire on June 30, 2015. The existing contracts have been extended and are effective through August 8, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Allegheny Technologies is one of the largest and most diversified specialty metals producers in the world. We use innovative technologies to offer global markets a wide range of specialty metals solutions. Our products include titanium and titanium alloys, nickel-based alloys and superalloys, zirconium, hafnium, and niobium, advanced powder alloys, stainless and specialty steel alloys, grain-oriented electrical steel, tungsten-based materials and cutting tools, forgings, castings, and fabrication and machining capabilities. Our specialty metals are produced in a wide range of alloys and product forms and are selected for use in applications that demand metals having exceptional hardness, toughness, strength, resistance to heat, corrosion or abrasion, or a combination of these characteristics. The acquisition of Ladish Co., Inc. (now ATI Ladish) on May 9, 2011 added advanced forgings, titanium investment castings and precision finishing capabilities to ATI’s product portfolio. Results for ATI Ladish, which principally serves the aerospace & defense market, are included in the High Performance Metals segment from the acquisition date. ATI is now a fully integrated supplier, from raw material (for titanium) and melt (for other specialty alloy systems) through highly engineered finished components.

Sales for the second quarter 2011 increased 28% to $1.35 billion, compared to the second quarter 2010, primarily as a result of higher shipments for most high-value products, higher raw material surcharges and increases in average base selling prices for many products. Compared to the second quarter 2010, sales increased 45% in the High Performance Metals segment, 18% in the Flat-Rolled Products segment and 34% in the Engineered Products segment. Compared to the first quarter 2011, sales were 10% higher with increases of 24% in the High Performance Metals segment, 2% in the Flat-Rolled Products segment and 8% in the Engineered Products segment. For the first six months of 2011, sales were $2.6 billion, 32% higher than the prior year to date period.

Demand from the global aerospace and defense, electrical energy, oil and gas, chemical process industry, and medical markets accounted for 70% of our sales for the first six months of 2011. Comparative information for the respective percentages of our overall revenues by market for the three and six month periods ended June 30, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Market	2011	2010	2011	2010
Aerospace & Defense	29%	24%	27%	25%
Oil & Gas/Chemical Process Industry	22%	18%	23%	19%
Electrical Energy	14%	18%	15%	18%
Medical	5%	8%	5%	6%

Subtotal — Key Markets	70%	68%	70%	68%

Automotive	8%	5%	9%	8%
Construction/Mining	6%	8%	6%	7%
Food Equipment & Appliances	4%	7%	4%	6%
Transportation	4%	4%	4%	4%
Electronics/Computers/Communication	3%	3%	3%	3%
Machine & Cutting Tools	3%	2%	3%	2%
Conversion Services & Other	2%	3%	1%	2%

Total	100%	100%	100%	100%

For the 2011 first half, direct international sales increased $173.9 million, or 26%, and represented 32.8% of total sales. Sales of our high-value products (titanium and titanium alloys, nickel-based alloys and specialty alloys, exotic alloys, precision forgings and castings, grain-oriented electrical steel, precision and engineered strip, and tungsten materials) represented 72% of total sales.

Total titanium mill product shipments, including ATI-produced products for our Uniti titanium joint venture, were 12.1 million pounds, an increase of nearly 24% compared to the second quarter 2010. Titanium shipments in our Flat-Rolled Products segment were 4.9 million pounds, an increase of 90% compared to the second quarter 2010. Total titanium mill product shipments were over 23.5 million pounds for the first six months of 2011, a 24% increase compared to the first six months of 2010.

Segment operating profit for the second quarter 2011 increased 48% compared to the second quarter 2010, to $173.4 million, or 12.8% of sales, compared to $117.3 million, or 11.2% of sales. While operating profit improved in the High Performance Metals and Flat-Rolled Products segments, results for the second quarter 2011 in the High Performance Metals segment were impacted by $13.2 million of inventory fair value adjustments from the acquisition of ATI Ladish and $9.7 million of idle facility and start-up costs associated with our titanium sponge operations. The start-up costs relate mostly to our Rowley, UT premium-titanium sponge facility. The Rowley facility has produced over 5 million pounds of sponge in the first half of 2011. This sponge is being used to produce industrial titanium products. We expect to continue the orderly production ramp during the second half of 2011. We have made good progress in standardizing production practices, which is key to the aerospace grade qualification process. Our focus is to achieve standard grade qualification by early 2012. We will then begin the premium-grade qualification program. We expect reduced start-up costs in the 2011 second half as the production rate increases. Idle facility costs relate mostly to our Albany, OR titanium sponge facility, which is positioned to be back in production when warranted by market conditions. In addition, the second quarter 2011 included a LIFO inventory valuation reserve charge of $5.2 million, due primarily to higher titanium and tungsten raw material costs. The second quarter 2010 included a LIFO inventory valuation reserve charge of $5.5 million. The second quarter

2011 results included $32 million in gross cost reductions, before the effects of inflation, bringing gross cost reductions for the year to $59 million.

Segment operating profit for the six months ended June 2011 was $335.8 million, or 13.0% of sales, compared to $205.5 million, or 10.5% of sales for the six months ended June 2010. Operating profit for the first half 2011 improved across all three business segments.

Segment operating profit as a percentage of sales for the three and six month periods ended June 30, 2011 and 2010 was:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
High Performance Metals	18.7%	19.7%	19.9%	19.0%
Flat-Rolled Products	10.1%	6.8%	9.5%	6.5%
Engineered Products	5.4%	8.3%	8.3%	5.5%

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

Income before tax for the second quarter 2011 was $100.3 million, or 7.4% of sales, compared to $60.6 million, or 5.8% of sales for the second quarter 2010. Income before tax for the second quarter 2011 included Ladish acquisition costs of $18.8 million, including fair value adjustments and transaction costs. Second quarter 2011 results also included higher interest costs as a result of the January 7, 2011 issuance of $500 million, 5.95% Notes due 2021, debt assumed in the ATI Ladish acquisition, and lower interest expense capitalized on strategic projects due to project completions. 2011 results benefited from decreased retirement benefit expenses of $3.0 million due to higher than expected returns on pension plan assets in 2010 and the benefits resulting from our voluntary pension contributions over the past several years. Income before tax for the first half 2011 was $194.1 million, or 7.5% of sales, compared to $93.6 million, or 4.8% of sales for the comparable 2010 period. In addition, year to date 2011 results also included a charge of $4.8 million ($3.1 million, net of tax) related to the accelerated recognition of equity-based compensation expense due to executive retirements.

Net income attributable to ATI for the second quarter 2011 was $64.0 million, or $0.59 per share, compared to $36.4 million, or $0.36 per share for the second quarter 2010. Acquisition-related expenses for ATI Ladish were $12.7 million, net of tax, or $0.11 per share in the 2011 second quarter. For the six months ended June 30, 2011, net income attributable to ATI was $120.3 million, or $1.13 per share, compared to $54.6 million, or $0.54 per share for the first half 2010. Year to date 2011 results also included special charges of $5.8 million, or $0.05 per share, due to executive retirements and a discrete tax charge primarily related to foreign taxes. Excluding these acquisition expenses and special charges, net income attributable to ATI for the first six months 2011 was $138.8 million, or $1.29 per share. Results for the first half 2010 included a non-recurring tax charge of $5.3 million related to the Patient Protection and Affordable Care Act. Excluding this tax charge, net income attributable to ATI for the first half 2010 was $59.9 million, or $0.60 per share.

At June 30, 2011, we had cash on hand of $367.8 million, a decrease of $64.5 million from year-end 2010. Cash flow used in operations for the first half 2011 was $72.0 million. An investment of $455.1 million in managed working capital, due to a significant increase in the level of business activity and higher raw material costs, offset increased profitability. Net debt to total capitalization was 32.3% and total debt to total capitalization was 38.0% at June 30, 2011. At December 31, 2010, net debt to total capitalization was 23.6% and total debt to total capitalization was 34.3%.

High Performance Metals segment backlog at June 30 2011, including ATI Ladish, was over $1.38 billion. In addition, as the chosen supplier to several large projects in the oil and gas/chemical process industry, we have a significant backlog for 2011 in our Flat-Rolled Products segment.

At 23% of ATI sales, our sales to the oil and gas/chemical process industry grew by 53% in the first six months of 2011, compared to the same period last year. We are seeing a step up in demand and have won supply agreements for major projects including CP titanium for the largest desalination plant ever built, nickel-based alloy plate for the largest sour gas pipeline ever built, and specialty sheet for a large subsea oil pipeline being built in Brazil.

Sales to the medical market in 2011 grew by over 20%. Growth was driven by demand for titanium products used in biomedical applications, and demand for our products used in next-generation MRI devices and for expanded MRI sales into developing countries.

In our High Performance Metals segment, we expect demand to continue to be strong for our mill products and component products, and anticipate better demand for our exotic alloys in the second half 2011. We expect additional pre-tax charges in the third quarter 2011 of approximately $8 to $9 million relating to the inventory fair value adjustments from the acquisition of ATI Ladish. We do not expect any significant similar charges beyond the third quarter. In our Flat-Rolled Products segment, we expect the third quarter results to be impacted by seasonal factors, soft demand, and low base prices for standard stainless sheet and plate products. Also, this segment’s operating results are expected to be negatively impacted by approximately $6 million of major maintenance charges as we take advantage of the seasonally lower demand for our standard stainless products.

With the Ladish acquisition now complete, we expect 2011 revenues of $5.4 to $5.5 billion, compared to our previous expectations of $4.6 to $4.8 billion, and segment operating profit of 13% to 14% of revenues, excluding the impact of inventory fair value adjustments from the acquisition of ATI Ladish. These expectations are based on the strength of our key global markets, improving shipments and higher base prices for many of our high-value products, the expectation of improved demand in the fourth quarter for our standard stainless products, and our expectation that certain raw material costs will moderate slightly or at least remain at current levels.

Over the next 3 to 5 years we expect ATI to continue to benefit from our new alloys and products, diversified global growth markets, and differentiated product mix. Demand is expected to be strong for our mill products and highly engineered forged and cast components from the aerospace market. Strong growth is also expected from the oil and gas/chemical process industry for our titanium-based alloys, nickel-based alloys and specialty alloys, and tungsten products. Global demand is expected to grow considerably from the electrical energy market driven by increased need for natural gas-fired turbines, nuclear applications, and alternative energy applications such as solar and wind, and from the rebuilding of transmission infrastructure. In addition, medical market demand for our titanium, zirconium, specialty, and niobium alloys is expected to grow significantly above global GDP growth rates.

Business Segment Results

We operate in three business segments: High Performance Metals, Flat-Rolled Products, and Engineered Products. These segments represented the following percentages of our total revenues and segment operating profit for the first six months of 2011 and 2010:

	2011		2010
		Operating		Operating
	Revenue	Profit	Revenue	Profit
High Performance Metals	37%	54%	33%	59%

Flat-Rolled Products	54%	42%	58%	36%

Engineered Products	9%	4%	9%	5%

High Performance Metals Segment

Second quarter 2011 sales increased 45% to $497.2 million compared to second quarter 2010. Mill product shipments increased 31% for nickel-based and specialty alloys, primarily due to improved demand from the commercial aerospace market. Shipments for titanium and titanium-alloys mill products were flat with the prior year’s quarter, although the product mix contained more value-added product forms. Exotic alloys shipments decreased 13% primarily due to lower project based demand in the chemical processing industry. Average mill products selling prices increased 15% for both titanium and titanium alloys, and nickel-based and specialty alloys primarily due to higher raw material indices and improved base selling prices. Average selling prices for exotic alloys increased 10%.

Comparative information on the respective percentages of the segment’s overall revenues from the segment’s markets for the three months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Market	2011	2010	2011	2010
Aerospace:
Jet Engines	35%	29%	34%	29%
Airframes	16%	23%	17%	22%
Government	9%	9%	8%	8%

Total Aerospace	60%	61%	59%	59%

Defense	5%	5%	5%	6%
Oil & Gas/Chemical Process Industry	10%	10%	11%	10%
Electrical Energy	8%	7%	8%	8%
Medical	10%	9%	10%	9%
Other	7%	8%	7%	8%

Total	100%	100%	100%	100%

Segment operating profit in the 2011 second quarter increased to $92.9 million, or 18.7% of sales, compared to 67.3 million, or 19.7% of sales, for the second quarter 2010. Segment operating profit excluding purchase accounting inventory charges was 21.3% of segment sales. The increase in operating profit primarily resulted from higher shipment volumes, improved product pricing, and the benefits of gross cost reductions. Second quarter 2011 operating profit was adversely affected by approximately $13.2 million of acquisition related charges for ATI Ladish and $9.7 million of idle facility, start-up and qualification costs associated with our titanium sponge operations. The second quarter 2010 included $7.7 million of start-up and idle facility costs associated with our titanium sponge operations. In addition, second quarter 2011 segment operating profit included a LIFO inventory valuation reserve charge of $4.2 million, compared to a $2.1 million LIFO inventory valuation reserve charge for the second quarter 2010. Results benefited from $17.4 million in gross cost reductions in the second quarter 2011.

Certain comparative information on the segment’s mill products for the three months ended June 30, 2011 and 2010 is provided in the following table. Mill products volume and average price information includes shipments to ATI Ladish for all periods presented.

	Three Months Ended
	June 30,		%
	2011	2010	Change
Mill Products Volume (000’s pounds):
Titanium	7,132	7,138	0%
Nickel-based and specialty alloys	12,493	9,517	31%
Exotic alloys	991	1,143	(13%)

Mill Products Average Prices (per pound):
Titanium	$21.20	$18.49	15%
Nickel-based and specialty alloys	$15.35	$13.30	15%
Exotic alloys	$66.72	$60.54	10%

For the six months ended June 30, 2011, segment sales increased 39% to $896.6 million. Mill products shipments increased 5% for titanium and titanium alloys and 35% for nickel-based and specialty alloys primarily due to improved demand from the commercial aerospace market. Shipments of exotic alloys decreased 3% primarily due to the timing of projects for the chemical process industry. Average mill products selling prices increased 14% for titanium and titanium alloys and 13% for nickel-based and specialty alloys primarily due to higher raw material indices and improved base selling prices. Average selling prices for exotic alloys increased 5% due to a favorable product mix.

Segment operating profit for the first six months of 2011 increased to $178.5 million, or 19.9% of sales, compared to $122.3 million, or 19.0% of sales, for the comparable 2010 period. The increase in operating profit primarily resulted from higher shipment volumes, improved product pricing, and the benefits of gross cost reductions. Operating profit for the first six months of 2011 was adversely affected by approximately $19.2 million of idle facility and start-up costs associated with our titanium sponge operations, and ATI Ladish acquisition related costs of $13.2 million. Operating profit for the first six months of 2011 and 2010 included $8.4 million and $2.1 million, respectively, of LIFO inventory valuation reserve charges.

Certain comparative information on the segment’s mill products for the six months ended June 30, 2011 and 2010 is provided in the following table. Mill products volume and average price information includes shipments to ATI Ladish for all periods presented.

	Six Months Ended
	June 30,		%
	2011	2010	Change
Mill Products Volume (000’s pounds):
Titanium	13,885	13,235	5%
Nickel-based and specialty alloys	24,317	17,961	35%
Exotic alloys	2,070	2,124	(3%)

Mill Products Average Prices (per pound):
Titanium	$21.22	$18.64	14%
Nickel-based and specialty alloys	$15.11	$13.41	13%
Exotic alloys	$63.83	$60.67	5%

Flat-Rolled Products Segment

Second quarter 2011 sales increased to $727.3 million, 18.2% higher than the second quarter 2010, primarily due to higher shipments and raw material surcharges, and improved base-selling prices for most high value products. Shipments of high value products increased 15% and standard stainless products (sheet and plate) decreased 16%. The supply chain for our standard stainless products reduced their inventories as surcharges declined and U.S. GDP weakened in the second quarter. Average transaction prices for all products, which include surcharges, were 23% higher due to increased raw material surcharges for all products and improved base prices for most high value products due to strengthening market conditions.

Comparative information on the respective percentages of the segment’s overall revenues from the segment’s markets during the three and six month periods ended June 30, 2011 and 2010 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Market	2011	2010	2011	2010
Oil & Gas/Chemical Process Industry	30%	22%	29%	24%
Electrical Energy	20%	25%	20%	25%
Automotive	13%	7%	14%	12%
Food Equipment & Appliances	7%	12%	8%	10%
Construction/Mining	8%	11%	8%	10%
Aerospace & Defense	8%	4%	7%	4%
Electronics/Computers/Communication	5%	4%	5%	5%
Medical	3%	8%	3%	4%
Other	6%	7%	6%	6%

Total	100%	100%	100%	100%

Segment operating profit for the second quarter 2011 improved to $73.7 million, or 10.1% of sales, compared to $42.1 million, or 6.8% of sales, for the second quarter 2010 due primarily to increased high value product shipments and higher base prices for most high value products. Second quarter 2011 also included a LIFO inventory valuation reserve benefit of $3.2 million. The second quarter 2010 included a LIFO inventory valuation reserve charge of $1.6 million. Segment results for the second quarter 2011 benefited from $12.9 million in gross cost reductions.

Comparative information on the segment’s products for the three months ended June 30, 2011 and 2010 is provided in the following table:

	Three Months Ended June 30,		%
	2011	2010	Change
Volume (000’s pounds):
High value	129,785	112,979	15%
Standard	149,726	177,539	(16)%

Total	279,511	290,518	(4)%

Average prices (per lb.):
High value	$3.35	$2.83	18%
Standard	$1.93	$1.65	17%
Combined Average	$2.59	$2.11	23%

For the six months ended June 30, 2011, sales increased to $1.44 billion, 27% higher than the 2010 period, primarily due to higher raw material surcharges, and improved volume for high value products. Shipments of high-value products increased 13% while shipments of standard stainless products (sheet and plate) decreased 4%. Average transaction prices for all products, which include surcharges, were 24% higher due to increased raw material surcharges and improved base prices for most high value products.

Segment operating profit for the six months ended June 30, 2011 improved to $137.1 million, or 9.5% of sales, compared to $73.5 million, or 6.5% of sales, for the 2010 period due primarily to increased high value products shipments and base selling prices. Results for the first six months of 2011 include a $5.7 million LIFO inventory valuation reserve benefit, compared to a LIFO inventory valuation reserve charge of $1.6 million in the 2010 period. Results for the six months ended June 30, 2010 benefited from $23.2 million of gross cost reductions.

Comparative information on the segment’s products for the six months ended June 30, 2011 and 2010 is provided in the following table:

	Six Months Ended June 30,		%
	2011	2010	Change
Volume (000’s pounds):
High value	251,812	223,474	13%
Standard	320,054	334,390	(4)%

Total	571,866	557,864	3%

Average prices (per lb.):
High value	$3.27	$2.71	21%
Standard	$1.90	$1.55	23%
Combined Average	$2.50	$2.02	24%

Engineered Products Segment

Sales for the second quarter of 2011 were $127.1 million, an increase of 33.9% compared to the second quarter 2010. Sales for the six months ended June 30, 2011 were $244.5 million, a 39.4% increase compared to the first half of 2010. Demand continued to improve from the oil and gas, cutting tools, transportation, construction and mining, aerospace, and electrical energy markets.

Comparative information on the respective percentages of the segment’s overall revenues from the segment’s markets during the three month and six months periods ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Market	2011	2010	2011	2010
Oil & Gas/Chemical Process Industry	26%	27%	28%	27%
Transportation	17%	13%	17%	14%
Machine & Cutting Tools	17%	18%	16%	18%
Construction/Mining	14%	12%	13%	12%
Electrical Energy	8%	7%	9%	6%
Aerospace & Defense	8%	9%	7%	8%
Automotive	7%	8%	7%	8%
Medical	2%	3%	2%	3%
Other	1%	3%	1%	4%

Total	100%	100%	100%	100%

Segment operating profit for the 2011 second quarter was $6.8 million, compared to $7.9 million in the second quarter 2010. Results for the 2011 second quarter included a LIFO inventory valuation reserve charge of $4.2 million, compared to a $1.8 million LIFO inventory valuation reserve charge for the comparable 2010 period. Results benefited from $2.0 million in gross cost reductions in the second quarter 2011. Segment operating profit for the six months ended June 30, 2011 was $20.2 million, compared to $9.7 million for the 2010 period. LIFO inventory valuation reserve charges were $6.4 million and $1.8 million for the first half of 2011 and 2010, respectively.

Corporate Items

Corporate expenses for the second quarter 2011 were $25.8 million, compared to $15.0 million in the year-ago period. The increase in corporate expenses was primarily related to Ladish transaction costs and higher incentive compensation expenses associated with long-term performance plans. For the six months ended June 30, 2011, corporate expenses were $51.6 million, compared to $27.3 million for six months ended June 30, 2010. The increase in corporate expenses for the first half 2011 was primarily related to accelerated recognition of equity-based compensation expense due to executive retirements, higher incentive compensation expenses associated with long-term performance plans, costs related to the acquisition of Ladish, and corporate-funded research and development costs.

Interest expense, net of interest income, in the second quarter 2011 was $23.7 million, compared to interest expense of $15.4 million in the second quarter 2010. For the first six months of 2011, net interest expense was $46.7 million compared to $30.0 million for the first six months of 2010. The increase in interest expense was primarily due to the January 7, 2011 issuance of $500 million of 5.95% Notes due 2021, debt assumed in the Ladish acquisition, and lower capitalized interest on strategic projects due to project completions. Interest expense benefited from the capitalization of interest costs on strategic capital projects of $2.8 million in the 2011 second quarter and by $3.4 million in the second quarter of 2010. For the six months ended June 30, 2011 and 2010, capitalized interest reduced interest expense by $5.4 million and $7.4 million, respectively.

Other expenses, which include charges incurred in connection with closed operations, and other non-operating income or expense, for the second quarter 2011 was $4.2 million, compared to $3.9 million for the second quarter 2010. The increase over the prior year quarter was primarily related to legal and other costs at closed operations. For the six months ended June 30, 2011, other expense was $4.7 million, compared to $9.7 million for the comparable 2010 period. The decrease was primarily related to lower expenses associated with closed operations and foreign exchange gains. These items are presented primarily in selling and administrative expenses, and in other income in the statement of operations.

Retirement benefit expense, which includes pension expense and other postretirement expense, decreased to $19.4 million in the second quarter 2011, compared to $22.4 million in the second quarter 2010. For the second quarter 2011, retirement benefit expense of $13.4 million was included in cost of sales and $6.0 million was included in selling and administrative expenses. For the second quarter 2010, the amount of retirement benefit expense included in cost of sales was $16.2 million, and the amount included in selling and administrative expenses was $6.2 million. Retirement benefit expense decreased to $38.7 million for the six months ended June 30, 2011, compared to $44.9 million in the six months ended June 30, 2010. For the six months ended June 30, 2011, retirement benefit expense of $27.2 million was included in cost of sales and $11.5 million was included in selling and administrative expenses. For the six months ended June 30, 2010, the amount of retirement benefit expense included in cost of sales was $32.0 million, and the amount included in selling and administrative expenses was $12.9 million. The decrease in retirement benefit expense for 2011 was primarily due to higher than expected returns on pension plan assets in 2010 and the benefits resulting from our voluntary pension contributions made over the last several years.

Income Taxes

Second quarter 2011 results included a provision for income taxes of $34.3 million, or 34.2% of income before tax, compared to an income tax provision of $22.4 million, or 37.0% of income before tax for the comparable 2010 period. For the first half of 2011, the provision for income taxes was $69.4 million, or 35.8% of income before tax, compared to $35.6 million, or 38% of income before tax for the first half 2010. The first half 2011 included discrete tax charges of $2.7 million primarily related to foreign taxes. The first half 2010 included a non-recurring tax charge of $5.3 million associated with the impact of the Patient Protection and Affordable Care Act. The change in law resulted in a reduction of the value of the Company’s deferred tax asset related to the subsidy. This first half 2010 tax charge was partially offset by discrete net tax benefits of $3.7 million associated with adjustment of taxes paid in prior years, the settlement of uncertain income tax positions, and other changes.

Financial Condition and Liquidity

We believe that internally generated funds, current cash on hand, and available borrowings under existing credit lines will be adequate to meet foreseeable liquidity needs, including a substantial expansion of our production capabilities over the next few years, and scheduled debt maturities. We did not borrow funds under our domestic senior unsecured credit facility during the first six months of 2011. However, as of June 30, 2011, approximately $7 million of this facility was utilized to support letters of credit.

If we needed to obtain additional financing using the credit markets, the cost and the terms and conditions of such borrowings may be influenced by our credit rating. Changes in our credit rating do not impact our access to, or the cost of, our existing credit facilities.

We have no off-balance sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.

Cash Flow and Working Capital

For the six months ended June 30, 2011, cash flow used in operations for 2011 was $72.0 million, as an investment of $455.1 million in managed working capital, due to a significant increase in the level of business activity and higher raw material costs, offset increased profitability. Cash used in investing activities was $444.3 million in the six months of 2011 and consisted primarily of the purchase of Ladish as well as capital expenditures. Cash provided by financing activities was $451.8 million in the first six months of 2011. Financing activities for the first six months of 2011 included $495 million in net proceeds from the issuance of $500 million of 5.95% Notes due January 2021, dividend payments of $36.7 million and $8.7 million in net debt retirements. At June 30, 2011, cash and cash equivalents on hand totaled $367.8 million, a decrease of $64.5 million from year end 2010.

As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable and gross inventories, less accounts payable. In measuring performance in controlling this managed working capital, we exclude the effects of LIFO inventory valuation reserves, excess and obsolete inventory reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. At June 30, 2011, managed working capital increased to 35.2% of annualized sales, compared to 34.4% of annualized sales at December 31, 2010. During the first six months of 2011, managed working capital increased by $625.6 million, to $2.0 billion. The increase in managed working capital from December 31, 2010 included $170.5 million acquired from Ladish, and a $455.1 million increase from the prior year end, comprised of increased accounts receivable of $185.4 million and increased inventory of $333.1 million, partially offset by increased accounts payable of $63.4 million. While accounts receivable balances increased during 2011, days sales outstanding, which measures actual collection timing for accounts receivable, remained essentially unchanged compared to year end 2010. Gross inventory turns, which exclude the effect of LIFO inventory valuation reserves, declined approximately 10% at June 30, 2011 compared to year end 2010, primarily as a result of additional inventory on-hand to mitigate the effect of planned production maintenance outages.

The Components of managed working capital were as follows:

(in millions)	June 30, 2011	December 31, 2010
Accounts receivable	$808.1	$545.4
Inventory	1,465.4	1,024.5
Accounts payable	(503.6)	(394.1)

Subtotal	1,769.9	1,175.8
Allowance for doubtful accounts	7.3	5.6
LIFO reserve	172.1	163.0
Corporate and other	56.0	35.3

Managed working capital	2,005.3	1,379.7

Annualized prior 2 months sales	$5,700.3	$4,007.7

Managed working capital as a % of annualized sales	35.2%	34.4%

Change in managed working capital from December 31, 2010	$625.6
Managed working capital acquired	(170.5)

Net change in managed working capital	$455.1

Capital Expenditures

We have significantly expanded, and continue to expand, our manufacturing capabilities to meet expected intermediate and long-term increased demand from the aerospace (engine and airframe) and defense, chemical process industry, oil and gas, electrical energy, and medical markets, especially for titanium and titanium-based alloys, nickel-based alloys and superalloys, specialty alloys, and exotic alloys. We currently expect capital expenditures for 2011 will be between $275 and $300 million, of which $97.6 million was expended in the first six months of 2011. We expect 2011 depreciation expense to be approximately $175 million. Our self-funded, on-going strategic capital investments include a new advanced specialty metals hot-rolling and processing facility at our existing Brackenridge, PA site. The project is estimated to cost approximately $1.1 billion and be completed by the end of 2013. Equipment orders have been placed, with engineering and site preparation for the facility progressing. Our new advanced hot-rolling and processing facility is designed to be the most powerful mill in the world for production of specialty metals. It is designed to produce exceptional quality, thinner, and wider hot-rolled coils at reduced cost with shorter lead times, and require lower working capital requirements. When completed, we believe ATI’s new advanced specialty metals hot-rolling and processing facility will provide unsurpassed manufacturing capability and versatility in the production of a wide range of flat-rolled specialty metals. We expect improved productivity, lower costs, and higher quality for our diversified product mix of flat-rolled specialty metals, including nickel-based and specialty alloys, titanium and titanium alloys, zirconium alloys, Precision Rolled Strip® products, and stainless sheet and coiled plate products. It is designed to roll and process exceptional quality hot bands of up to 78.62 inches, or 2 meters, wide.

Debt

At June 30, 2011, we had $1,650.7 million in total outstanding debt, compared to $1,063.3 million at December 31, 2010, an increase of $587.4 million. The increase in debt was primarily due to the January 2011 issuance of $500 million of 5.95% Senior Notes due in 2021. The 2021 Notes pay interest semi-annually in arrears at a rate of 5.95% per year and mature on January 15, 2021, unless earlier repurchased. Additionally, we assumed debt in the ATI Ladish acquisition with a face value of approximately $79 million and recorded fair value of approximately $88 million. The ATI Ladish debt pays interest semi-annually in arrears at fixed rates of 6.14% – 6.41%, with annual principal payments through May 2016.

In managing our overall capital structure, some of the measures on which we focus are net debt to total capitalization, which is the percentage of our debt, net of cash that may be available to reduce borrowings, to our total invested and borrowed capital, and total debt to total capitalization, which excludes cash balances. Net debt as a percentage of total capitalization was 32.3% at June 30, 2011, compared to 23.6% at December 31, 2010. The net debt to total capitalization was determined as follows:

($ in millions)	June 30, 2011	December 31, 2010
Total debt	$1,650.7	$1,063.3
Less: Cash	(367.8)	(432.3)

Net debt	$1,282.9	$631.0

Net debt	$1,282.9	$631.0
Total ATI stockholders’ equity	2,690.7	2,040.8

Net ATI total capital	$3,973.6	$2,671.8

Net debt to ATI total capital	32.3%	23.6%

Total debt to total capitalization increased to 38% at June 30, 2011 from 34.3% December 31, 2010.

Total debt to total capitalization was determined as follows:

($ in millions)	June 30, 2011	December 31, 2010
Total debt	$1,650.7	$1,063.3
Total ATI stockholders’ equity	2,690.7	2,040.8

Total ATI capital	$4,341.4	$3,104.1

Total debt to total ATI capital	38.0%	34.3%

We did not borrow funds under our $400 million senior unsecured domestic credit facility during the first six months of 2011, although approximately $7 million has been utilized to support the issuance of letters of credit. The unsecured facility requires us to maintain a leverage ratio (consolidated total indebtedness net of cash on hand in excess of $50 million, divided by consolidated earnings before interest, taxes, depreciation and amortization, and non-cash pension expense) of not greater than 3.25, and maintain an interest coverage ratio (consolidated earnings before interest, taxes, and non-cash pension expense divided by interest expense) of not less than 2.0. For the twelve months ended June 30, 2011, our leverage ratio was 2.66 and our interest coverage ratio was 4.56.

We have an additional, separate credit facility for the issuance of letters of credit. As of June 30, 2011, $31 million in letters of credit was outstanding under this facility.

In addition, STAL, the Company’s Chinese joint venture company in which ATI has a 60% interest, has a 205 million renminbi (approximately $32 million at June 30, 2011 exchange rates) revolving credit facility with a group of banks. This credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners. As of June 30, 2011, there were no borrowings under this credit facility.

Retirement Benefits

At December 31, 2010, the measurement date for ERISA funding, our U.S. qualified pension defined benefit pension plan was essentially fully-funded. Based upon current regulations and actuarial studies, we are not required to make a cash contribution for 2011. However, we may elect, depending upon investment performance of the pension plan assets and other factors, to make additional voluntary cash contributions to this plan in the future. Assumed obligations of Ladish include several U.S. qualified defined benefit pension plans, most of which are frozen to new entrants and credited service. The Ladish plans have modest annual funding requirements.

Dividends

A regular quarterly dividend of $0.18 per share of common stock was paid on June 17, 2011 to stockholders of record at the close of business on May 26, 2011. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate.

Labor Matters

On August 1, 2011, we announced that the United Steelworkers (USW) and ATI Allegheny Ludlum and ATI’s Albany, OR titanium operations have reached tentative four-year agreements. If ratified by the USW-represented employees, the agreements will expire on June 30, 2015. The existing contracts have been extended and are effective through August 8, 2011.

Critical Accounting Policies

Inventory

At June 30, 2011, we had net inventory of $1,465.4 million. Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO) and average cost methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. The prices for many of the raw materials we use have been extremely volatile during the past four years. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a rise in raw material costs has a negative effect on our operating results, while, conversely, a fall in material costs results in a benefit to operating results. For example, in 2010, the effect of rising raw material costs on our LIFO inventory valuation method resulted in cost of sales which were $60.2 million higher than would have been recognized had we utilized the FIFO methodology to value our inventory. However, in 2009 and 2008, the effect of falling raw material costs on our LIFO inventory valuation method resulted in cost of sales which were $102.8 million and $169.0 million lower than would have been recognized had we utilized the FIFO methodology to value our inventory. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold.

Since the LIFO inventory valuation methodology is designed for annual determination, interim estimates of the annual LIFO valuation are required. We recognize the effects of the LIFO inventory valuation method on an interim basis by projecting the expected annual LIFO cost and allocating that projection to the interim quarters equally. These projections of annual LIFO inventory valuation reserve changes are updated quarterly and are evaluated based upon material, labor and overhead costs and projections for such costs at the end of the year plus projections regarding year-end inventory levels. Operating results for the six months ended June 30, 2011 included LIFO inventory valuation reserve charges of $9.1 million primarily as a result higher titanium and tungsten raw material costs.

The LIFO inventory valuation methodology is not utilized by many of the companies with which we compete, including foreign competitors. As such, our results of operations may not be comparable to those of our competitors during periods of volatile material costs due, in part, to the differences between the LIFO inventory valuation method and other acceptable inventory valuation methods.

We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting reserve, if any, is recognized as an expense in the period that the need for the reserve is identified. At June 30, 2011, no significant reserves were required. It is our general policy to write-down to scrap value any inventory that is identified as obsolete and any inventory that has aged or has not moved in more than twelve months. In some instances this criterion is up to twenty-four months due to the longer manufacturing and distribution process for such products.

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

On January 1, 2011, we adopted changes issued by the FASB to disclosure requirements for disaggregated disclosure of fair value measurements using significant unobservable inputs, which are categorized as Level 3 in the fair value hierarchy. These changes had no impact on the June 30, 2011 consolidated financial statement or footnotes, but will further enhance the fair value disclosures within the December 31, 2011 consolidated financial statements.

Forward-Looking and Other Statements

From time to time, we have made and may continue to make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements in this report relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results, performance or achievements to materially differ from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: (a) material adverse changes in economic or industry conditions generally, and global supply and demand conditions and prices for our specialty metals; (b) material adverse changes in the markets we serve, including the aerospace and defense, electrical energy, chemical process industry, oil and gas, medical, automotive, construction and mining, and other markets; (c) our inability to achieve the level of cost savings, productivity improvements, synergies, growth or other benefits anticipated by management from the Ladish acquisition and other strategic investments and the integration of acquired businesses, whether due to significant increases in energy, raw materials or employee benefits costs, the possibility of project cost overruns or unanticipated costs and expenses, or other factors; (d) volatility of prices and availability of supply of the raw materials that are critical to the manufacture of our products; (e) declines in the value of our defined benefit pension plan assets or unfavorable changes in laws or regulations that govern pension plan funding; (f) significant legal proceedings or investigations adverse to us; and (g) other risk factors summarized in our Annual Report on Form 10-K for the year ended December 31, 2010, and in other reports filed with the Securities and Exchange Commission. We assume no duty to update our forward-looking statements.

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

Interest Rate Risk. We attempt to maintain a reasonable balance between fixed- and floating-rate debt to keep financing costs as low as possible. At June 30, 2011, we had approximately $36 million of floating rate debt outstanding with a weighted average interest rate of approximately 1.2%. Approximately $5 million of this floating rate debt is capped at a 6% maximum interest rate. Since the interest rate on floating rate debt changes with the short-term market rate of interest, we are exposed to the risk that these interest rates may increase, raising our interest expense in situations where the interest rate is not capped. For example, a hypothetical 1% increase in the rate of interest on the $31 million of our outstanding floating rate debt not subjected to a cap would result in increased annual financing costs of approximately $0.3 million.

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

At June 30, 2011, the outstanding financial derivatives used to hedge our exposure to energy cost volatility included both natural gas and electricity hedges. For natural gas, approximately 60% of our forecasted domestic requirements are hedged through 2011, and about 35% of our domestic requirements are hedged for 2012. The net mark-to-market valuation of these outstanding natural gas hedges at June 30, 2011 was an unrealized pre-tax loss of $9.3 million, comprised of $0.1 million included in prepaid expenses and other current assets, $8.8 million in accrued liabilities, and $0.6 million in other long-term liabilities on the balance sheet. For the three months ended June 30, 2011, the effects of natural gas hedging activity increased cost of sales by $3.9 million. For electricity usage in our Western Pennsylvania operations, we have hedged approximately 45% of our on-peak and off-peak forecasted requirements for 2011 and approximately 30% for 2012. The net mark-to-market valuation of the electricity hedges was an unrealized pre-tax loss of $0.7 million, comprised of $0.2 million included in prepaid expenses and other current assets, $0.1 million in other long-term assets, $0.7 million in accrued liabilities, and $0.3 million in other long-term liabilities on the balance sheet. The effects of the hedging activity will be recognized in income over the designated hedge periods.

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

The majority of our products are sold utilizing raw material surcharges and index mechanisms. However as of June 30, 2011, we had entered into financial hedging arrangements primarily at the request of our customers related to firm orders for approximately 5% of our total annual nickel requirements, primarily with settlements in 2011. A minor amount of nickel hedges extend into 2014. Any gain or loss associated with these hedging arrangements is included in cost of sales. At June 30, 2011, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax loss of $3.6 million, comprised of $0.9 million included in prepaid expenses and other current assets, $0.5 million in other long-term assets, and $5.0 million in accrued liabilities on the balance sheet.

Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies expected to be received from our export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk. We may also enter into foreign currency forward contracts that are not designated as hedges, which are denominated in the same foreign currency in which export sales are denominated. At June 30, 2011, the outstanding financial derivatives, including both hedges and undesignated derivatives, that are used to manage our exposure to foreign currency, primarily euros, represented approximately 13% of our forecasted total international sales through 2011. In addition, we may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At June 30, 2011, the net mark-to-market valuation of the outstanding foreign currency forward contracts was a net liability of $14.0 million, of which $0.4 million is included in prepaid expenses and other current assets, $10.9 million in accrued liabilities, and $3.5 million in other long-term liabilities on the balance sheet.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2011, and they concluded that these disclosure controls and procedures are effective.

(b) Changes in Internal Controls

On May 9, 2011, we completed our acquisition of Ladish. See Note 2, “Acquisition of Business” in the notes to the consolidated financial statements in this quarterly report for a discussion of the acquisition, which was not material to ATI’s historical results of operations or financial condition. While management does not expect significant changes to our financial reporting processes and related internal controls as a result of the Ladish acquisition, we are currently in the process of evaluating the internal controls and procedures of Ladish, and it will take time for us to fully complete the integration of Ladish’s internal controls over financial reporting. Except with respect to our acquisition of Ladish, there was no change in our internal control over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2011, conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

A number of lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, commercial, government contract work, employment, employee benefits, taxes, environmental, health and safety, occupational disease, and stockholder matters. Certain of such lawsuits, claims and proceedings are described in our Annual Report on Form 10-K for the year ended December 31, 2010, and addressed in Note 13 to the unaudited interim financial statements included herein. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.

Item 1A. Risk Factors

The following is an update to, and should be read in conjunction with, Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Labor Matters. We have approximately 11,300 full-time employees. A portion of our workforce is covered by various collective bargaining agreements, principally with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (USW), including: approximately 2,475 Allegheny Ludlum production, office and maintenance employees covered by collective bargaining agreements which were effective through June 30, 2011, approximately 185 Albany, Oregon (Oremet) employees covered by a collective bargaining agreement which was effective through June 30, 2011, approximately

525 Wah Chang employees covered by a collective bargaining agreement which continues through March 2013, approximately 120 employees at our Casting Service facility in LaPorte, Indiana, covered by a collective bargaining agreement which is effective through December 2011, approximately 125 employees at our Precision Finishing (formerly Rome Metals) facilities in western Pennsylvania, covered by a collective bargaining agreement which is effective through May 2013, approximately 200 employees at our Portland Forge facility in Portland, Indiana, covered by collective bargaining agreements with three unions that are effective through April 2013, and approximately 600 employees at ATI Ladish operations, covered by collective bargaining agreements with seven unions that have expiration dates between February 2012 and July 2013.

On June 30, 2011, we reached tentative four-year collective bargaining agreements with the USW with respect to ATI Allegheny Ludlum and ATI’s Albany, OR titanium operations. The existing agreements, covering approximately 3,000 employees, which were scheduled to expire on June 30, 2011, were extended to August 1, 2011, pending ratification of the agreements by represented employees. On July 26, 2011, we were notified by the USW that the June 30 tentative agreements were not ratified by the USW-represented employees. On August 1, 2011, we reached new tentative collective bargaining agreements with the USW with respect to ATI Allegheny Ludlum and ATI’s Albany, OR titanium operations. If ratified by the USW-represented employees, the agreements will expire on June 30, 2015. The existing agreements have been extended and are effective through August 8, 2011.

Generally, collective bargaining agreements that expire may be terminated after notice by the union. After termination, the union may authorize a strike. A strike or other work stoppage by the employees covered by one or more of the collective bargaining agreements, including at ATI Allegheny Ludlum and ATI’s Albany, OR titanium operations, could have a material adverse effect on production at one or more of our facilities and, depending upon the length of the strike or work stoppage, on our operating results. There can be no assurance that we will succeed in concluding collective bargaining agreements to replace those that expire.

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

ALLEGHENY TECHNOLOGIES INCORPORATED

(Registrant)

Date: August 4, 2011	By	/s/ Dale G. Reid
Dale G. Reid
Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: August 4, 2011	By	/s/ Karl D. Schwartz
Karl D. Schwartz
Controller and Principal Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document