Form 10-Q
period 2011-09-30
ALLEGHENY TECHNOLOGIES INC
filed 2011-11-04
CIK 1018963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

At October 31, 2011, the registrant had outstanding 106,359,804 shares of its Common Stock.

ALLEGHENY TECHNOLOGIES INCORPORATED

SEC FORM 10-Q

Quarter Ended September 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Allegheny Technologies Incorporated and Subsidiaries

Consolidated Balance Sheets

(In millions, except share and per share amounts)

(Current period unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$431.5	$432.3
Accounts receivable, net of allowances for doubtful accounts of $6.8 and $5.6 as of September 30, 2011 and December 31, 2010	769.3	545.4
Inventories, net	1,434.5	1,024.5
Prepaid expenses and other current assets	54.2	112.9

Total Current Assets	2,689.5	2,115.1

Property, plant and equipment, net	2,307.5	1,989.3
Cost in excess of net assets acquired	740.6	206.8
Other assets	389.4	182.4

Total Assets	$6,127.0	$4,493.6

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$491.8	$394.1
Accrued liabilities	315.8	249.9
Deferred income taxes	26.0	5.6
Short term debt and current portion of long-term debt	144.9	141.4

Total Current Liabilities	978.5	791.0

Long-term debt	1,483.4	921.9
Accrued postretirement benefits	439.6	423.8
Pension liabilities	94.1	58.3
Deferred income taxes	169.7	68.6
Other long-term liabilities	120.4	100.6

Total Liabilities	3,285.7	2,364.2

Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized- 50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-109,695,171 shares at September 30, 2011 and 102,404,256 shares at December 31, 2010; outstanding- 106,352,754 shares at September 30, 2011 and 98,542,291 shares at December 31, 2010	11.0	10.2
Additional paid-in capital	1,188.2	658.9
Retained earnings	2,349.7	2,224.8
Treasury stock: 3,342,417 shares at September 30, 2011 and 3,861,965 shares at December 31, 2010	(162.9)	(188.0)
Accumulated other comprehensive loss, net of tax	(637.3)	(665.1)

Total ATI stockholders’ equity	2,748.7	2,040.8
Noncontrolling interests	92.6	88.6

Total Equity	2,841.3	2,129.4

Total Liabilities and Equity	$6,127.0	$4,493.6

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries

Consolidated Statements of Income

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Sales	$1,352.6	$1,058.8	$3,931.6	$3,010.2
Costs and expenses:
Cost of sales	1,136.8	969.0	3,287.4	2,647.2
Selling and administrative expenses	96.7	65.9	284.7	216.1

Income before interest, other income and income taxes	119.1	23.9	359.5	146.9
Interest expense, net	(23.4)	(16.4)	(70.1)	(46.4)
Other income (expense), net	(0.3)	2.0	0.1	2.6

Income before income tax provision	95.4	9.5	289.5	103.1
Income tax provision	31.2	6.2	100.6	41.8

Net income	64.2	3.3	188.9	61.3

Less: Net income attributable to noncontrolling interests	1.9	2.3	6.3	5.7

Net income attributable to ATI	$62.3	$1.0	$182.6	$55.6

Basic net income attributable to ATI per common share	$0.59	$0.01	$1.80	$0.57

Diluted net income attributable to ATI per common share	$0.56	$0.01	$1.68	$0.56

Dividends declared per common share	$0.18	$0.18	$0.54	$0.54

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating Activities:
Net income	$188.9	$61.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	127.2	106.0
Deferred taxes	30.1	70.0
Changes in operating asset and liabilities:
Inventories	(277.6)	(186.5)
Accounts receivable	(138.9)	(231.0)
Accounts payable	51.1	103.4
Retirement benefits	12.6	23.0
Accrued income taxes	54.2	(12.7)
Accrued liabilities and other	59.9	2.6

Cash provided by (used in) operating activities	107.5	(63.9)

Investing Activities:
Purchases of property, plant and equipment	(168.8)	(133.2)
Purchases of businesses and investments in ventures, net of cash acquired	(349.2)	—
Asset disposals and other	3.0	0.8

Cash used in investing activities	(515.0)	(132.4)

Financing Activities:
Issuances of long-term debt	500.0	—
Payments on long-term debt and capital leases	(26.9)	(11.3)
Net borrowings under credit facilities	(2.0)	0.9
Debt issuance costs	(5.0)	—
Dividends paid to shareholders	(55.7)	(53.0)
Purchase of subsidiary shares from noncontrolling interest	(0.2)	—
Dividends paid to noncontrolling interests	(7.2)	—
Taxes on share-based compensation	3.6	(6.2)
Exercises of stock options	1.4	1.1
Shares repurchased for income tax withholding on share-based compensation	(1.3)	(0.7)

Cash provided by (used in) financing activities	406.7	(69.2)

Decrease in cash and cash equivalents	(0.8)	(265.5)
Cash and cash equivalents at beginning of period	432.3	708.8

Cash and cash equivalents at end of period	$431.5	$443.3

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries

Statements of Changes in Consolidated Equity

(In millions, except per share amounts)

(Unaudited)

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, December 31, 2009	$10.2	$653.6	$2,230.5	$(208.6)	$(673.5)	$—	$77.4	$2,089.6
Net income	—	—	55.6	—	—	55.6	5.7	61.3
Other comprehensive income (loss) net of tax:
Pension plans and other postretirement benefits	—	—	—	—	36.3	36.3	—	36.3
Foreign currency translation gains (losses)	—	—	—	—	(2.4)	(2.4)	1.4	(1.0)
Unrealized losses on derivatives	—	—	—	—	(14.3)	(14.3)	—	(14.3)

Comprehensive income	—	—	55.6	—	19.6	$75.2	7.1	82.3
Cash dividends on common stock ($0.54 per share)	—	—	(53.0)	—	—		—	(53.0)
Employee stock plans	—	(6.4)	(4.7)	24.9	—		—	13.8

Balance, September 30, 2010	$10.2	$647.2	$2,228.4	$(183.7)	$(653.9)		$84.5	$2,132.7

Balance, December 31, 2010	$10.2	$658.9	$2,224.8	$(188.0)	$(665.1)	$—	$88.6	$2,129.4
Net income	—	—	182.6	—	—	182.6	6.3	188.9
Other comprehensive income (loss) net of tax:
Pension plans and other postretirement benefits	—	—	—	—	31.5	31.5	—	31.5
Foreign currency translation gains (losses)	—	—	—	—	(0.6)	(0.6)	4.7	4.1
Unrealized losses on derivatives	—	—	—	—	(2.9)	(2.9)	—	(2.9)
Unrealized losses on equity securities	—	—	—	—	(0.2)	(0.2)	—	(0.2)

Comprehensive income	—	—	182.6	—	28.0	$210.6	11.0	221.4
Issuance of common stock	0.8	512.8	—	—	—		—	513.6
Cash dividends on common stock ($0.54 per share)	—	—	(55.7)	—	—		—	(55.7)
Noncontrolling interest acquired	—	—	—	—			0.6	0.6
Purchase of subsidiary shares from noncontrolling interest	—	0.2	—	—			(0.4)	(0.2)
Dividends declared to noncontrolling interest	—	—	—	—			(7.2)	(7.2)
Employee stock plans	—	16.3	(2.0)	25.1	—		—	39.4

Balance, September 30, 2011	$11.0	$1,188.2	$2,349.7	$(162.9)	$(637.3)		$92.6	$2,841.3

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

On January 1, 2011, the Company adopted changes issued by the FASB to disclosure requirements for disaggregated disclosure of fair value measurements using significant unobservable inputs, which are categorized as Level 3 in the fair value hierarchy. These changes had no impact on the September 30, 2011 consolidated financial statements, but will further enhance the fair value disclosures within the December 31, 2011 consolidated financial statements.

Pending Accounting Pronouncements

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

In September 2011, the FASB issued changes to disclosure requirements for employers who participate in multi-employer pension plans. The new standards require an employer to provide additional quantitative and qualitative disclosures, including disclosure of the significant multiemployer plans in which an employer participates, the level of an employer’s participation in the significant multiemployer plans, including the employer’s contributions made to the plans and an indication of whether the employer’s contributions represent more than 5 percent of the total contributions made to the plan by all contributing employers. Additionally, the financial health of the significant multiemployer plans, including an indication of the funded status, whether funding improvement plans are pending or implemented, and whether the plan has imposed surcharges on the contributions to the plan. Finally, the required disclosures include the nature of the employer commitments to the plan, including when the collective-bargaining agreements that require contributions to the significant plans are set to expire and whether those agreements require minimum contributions to be made to the plans. The expanded disclosures will be included in the December 31, 2011 consolidated financial statements.

In September 2011, the FASB issued changes to the testing of goodwill for impairment. The changes are effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The changes provide the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, go directly to the two-step quantitative impairment test.

Note 2. Acquisition of Business

On May 9, 2011, ATI completed the acquisition of Ladish Co., Inc. (Ladish) for $897.6 million, comprised of the issuance of 7.3 million shares of ATI common stock and payment of $384 million in cash. ATI Ladish results are included in the High Performance Metals segment from the date of the acquisition. Based in Wisconsin, ATI Ladish engineers, produces and markets high-strength, high technology forged and cast metal components for a wide variety of load-bearing and fatigue-resisting applications in the jet engine, aerospace and industrial markets, for both domestic and international customers. Ladish sales in 2010 were $403.1 million. Based on the preliminary purchase price allocation, goodwill of $533.3 million and intangible assets of $166.0 million were recorded for this transaction. The final allocation of the purchase price is expected to be completed by the end of 2011. Pro forma financial information has not been included because the acquisition did not meet certain significance thresholds.

Note 3. Inventories

Inventories at September 30, 2011 and December 31, 2010 were as follows (in millions):

	September 30,	December 31,
	2011	2010
Raw materials and supplies	$231.1	$169.3
Work-in-process	1,181.4	892.8
Finished goods	191.3	126.5

Total inventories at current cost	1,603.8	1,188.6
Less allowances to reduce current cost values to LIFO basis	(159.6)	(163.0)
Progress payments	(9.7)	(1.1)

Total inventories, net	$1,434.5	$1,024.5

Inventories are stated at the lower of cost (last-in, first-out (“LIFO”), first-in, first-out (“FIFO”), and average cost methods) or market, less progress payments. Most of the Company’s inventory is valued utilizing the LIFO costing methodology. Inventory of the Company’s non-U.S. operations is valued using average cost or FIFO methods. The effect of using the LIFO methodology to value inventory, rather than FIFO, decreased cost of sales by $3.4 million for the first nine months of 2011 compared to an increase of $40.7 million for the first nine months of 2010.

Note 4. Property, Plant and Equipment

Property, plant and equipment at September 30, 2011 and December 31, 2010 was as follows (in millions):

	September 30,	December 31,
	2011	2010
Land	$34.1	$25.8
Buildings	719.1	638.2
Equipment and leasehold improvements	3,084.2	2,750.8

	3,837.4	3,414.8
Accumulated depreciation and amortization	(1,529.9)	(1,425.5)

Total property, plant and equipment, net	$2,307.5	$1,989.3

Note 5. Debt

Debt at September 30, 2011 and December 31, 2010 was as follows (in millions):

	September 30,	December 31,
	2011	2010
Allegheny Technologies 5.95% Notes due 2021	$500.0	$—
Allegheny Technologies 4.25% Convertible Notes due 2014	402.5	402.5
Allegheny Technologies 9.375% Notes due 2019	350.0	350.0
Allegheny Technologies 8.375% Notes due 2011, net (a)	116.9	117.3
Allegheny Ludlum 6.95% debentures due 2025	150.0	150.0
Ladish Series B 6.14% Notes due 2016 (b)	32.2	—
Ladish Series C 6.41% Notes due 2015 (c)	45.1	—
Domestic Bank Group $400 million unsecured credit facility	—	—
Promissory note for J&L asset acquisition	—	10.2
Foreign credit facilities	25.6	26.3
Industrial revenue bonds, due through 2020, and other	6.0	7.0

Total short-term and long-term debt	1,628.3	1,063.3
Short-term debt and current portion of long-term debt	144.9	141.4

Total long-term debt	$1,483.4	$921.9

(a)	Includes fair value adjustments for settled interest rate swap contracts of $0.2 million at September 30, 2011 and $0.9 million at December 31, 2010.
(b)	Includes fair value adjustments of $3.6 million at September 30, 2011.
(c)	Includes fair value adjustments of $5.1 million at September 30, 2011.

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

In conjunction with the Ladish acquisition, the Company assumed the Series B and Series C Notes previously issued by Ladish. The Series B 6.14% Notes are unsecured and have a principal balance of $28.6 million at September 30, 2011, excluding fair value adjustments. The Series B Notes pay interest semi-annually and mature on May 16, 2016, with the principal amortizing equally in annual payments over the remaining term. The Series C 6.41% Notes are unsecured and have a principal balance of $40 million at September 30, 2011, excluding fair value adjustments. The Series C Notes pay interest semi-annually and mature on September 2, 2015, with the principal amortizing equally in annual payments over the remaining term. The Series B and Series C Notes contain financial covenants specific to ATI Ladish which (1) limit the incurrence of certain additional debt; (2) require a certain level of consolidated adjusted net worth; (3) require minimum fixed charges coverage ratio; and (4) require a limited amount of funded debt to consolidated cash flow. The covenant on incurrence of additional debt limits funded debt to 60% of total capitalization. ATI Ladish was in compliance with all Series B and Series C covenants at September 30, 2011.

The Company did not borrow funds under its $400 million senior unsecured domestic credit facility during the first nine months of 2011, although approximately $7 million has been utilized to support the issuance of letters of credit. The unsecured facility requires the Company to maintain a leverage ratio (consolidated total indebtedness net of cash on hand in excess of $50 million, divided by consolidated earnings before interest, taxes, depreciation and amortization, and non-cash pension expense) of not greater than 3.25, and maintain an interest coverage ratio (consolidated earnings before interest, taxes, and non-cash pension expense divided by interest expense) of not less than 2.0. For the twelve months ended September 30, 2011, the leverage ratio was 2.05, and the interest coverage ratio was 5.25.

The Company has an additional separate credit facility for the issuance of letters of credit. As of September 30, 2011, $30 million in letters of credit were outstanding under this facility.

In addition, STAL, the Company’s Chinese joint venture company in which ATI has a 60% interest, has a 205 million renminbi (approximately $32 million at September 30, 2011 exchange rates) revolving credit facility with a group of banks. This credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners. As of September 30, 2011, there were no borrowings under this credit facility.

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

The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of September 30, 2011, the Company had entered into financial hedging arrangements primarily at the request of its customers, related to firm orders, representing approximately 5% of its annual nickel usage, primarily with settlements in 2011. A minor amount of nickel hedges extend into 2014.

At September 30, 2011, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility included natural gas cost hedges for approximately 70% of its annual forecasted domestic requirements through 2011, approximately 50% for 2012, and approximately 10% for 2013, and electricity hedges for Western Pennsylvania operations of approximately 45% of its forecasted on-peak and off-peak requirements for 2011 and approximately 30% for 2012.

While the majority of the Company’s direct export sales are transacted in U.S. dollars, foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk. The Company may also enter into foreign currency forward contracts that are not designated as hedges, which are denominated in the same foreign currency in which export sales are denominated. At September 30, 2011, the outstanding financial derivatives, including both hedges and undesignated derivatives, that are used to manage the Company’s exposure to foreign currency, primarily euros, represented approximately 10% of its forecasted total international sales through 2013. In addition, the Company may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions.

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

(in millions):		September 30,	December 31,
Asset derivatives	Balance sheet location	2011	2010
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$5.0	$10.0
Nickel and other raw material contracts	Prepaid expenses and other current assets	0.1	3.7
Electricity contracts	Prepaid expenses and other current assets	0.1	0.4
Foreign exchange contracts	Other assets	1.2	0.5
Nickel and other raw material contracts	Other assets	0.1	0.8
Electricity contracts	Other assets	—	0.2
Natural gas contracts	Other assets	—	0.3

Total derivatives designated as hedging instruments:		6.5	15.9

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	2.3	4.2

Total derivatives not designated as hedging instruments:		2.3	4.2

Total asset derivatives		$8.8	$20.1

Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Natural gas contracts	Accrued liabilities	$8.3	$16.7
Nickel and other raw material contracts	Accrued liabilities	6.2	—
Foreign exchange contracts	Accrued liabilities	0.6	2.0
Electricity contracts	Accrued liabilities	0.8	0.8
Natural gas contracts	Other long-term liabilities	1.0	0.8
Electricity contracts	Other long-term liabilities	0.1	0.5
Foreign exchange contracts	Other long-term liabilities	—	1.1
Nickel and other raw material contracts	Other long-term liabilities	0.2	—

Total derivatives designated as hedging instruments:		17.2	21.9

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accrued liabilities	0.1	—

Total derivatives not designated as hedging instruments:		0.1	—

Total liability derivatives		$17.3	$21.9

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

Activity with regard to derivatives designated as cash flow hedges for the three and nine month periods ended September 30, 2011 and 2010 was as follows (in millions):

	0000000	0000000	0000000	0000000	0000000	0000000
					Amount of Gain (Loss)
			Amount of Gain (Loss)		Recognized in Income
	Amount of Gain (Loss)		Reclassified from		on Derivatives (Ineffective
	Recognized in OCI on		Accumulated OCI		Portion and Amount
	Derivatives		into Income		Excluded from
	(Effective Portion)		(Effective Portion) (a)		Effectiveness Testing) (b)
	Quarter ended		Quarter ended		Quarter ended
Derivatives in Cash Flow	September 30,		September 30,		September 30,
Hedging Relationships	2011	2010	2011	2010	2011	2010
Nickel and other raw material contracts	$(4.2)	$4.2	$(2.5)	$2.5	$—	$—
Natural gas contracts	(2.6)	(4.2)	(2.7)	(2.4)	—	—
Electricity contracts	—	(1.3)	—	—	—	—
Foreign exchange contracts	11.1	(16.8)	(0.2)	4.2	—	—

Total	$4.3	$(18.1)	$(5.4)	$4.3	$—	$—

					Amount of Gain (Loss)
			Amount of Gain (Loss)		Recognized in Income
	Amount of Gain (Loss)		Reclassified from		on Derivatives (Ineffective
	Recognized in OCI on		Accumulated OCI		Portion and Amount
	Derivatives		into Income		Excluded from
	(Effective Portion)		(Effective Portion) (a)		Effectiveness Testing) (b)
	Nine Months Ended		Nine Months Ended		Nine Months Ended
Derivatives in Cash Flow	September 30,		September 30,		September 30,
Hedging Relationships	2011	2010	2011	2010	2011	2010
Nickel and other raw material contracts	$(7.2)	$6.2	$(0.5)	$9.9	$—	$—
Natural gas contracts	(4.0)	(11.0)	(8.9)	(7.3)	—	—
Electricity contracts	—	(1.8)	—	—	—	—
Foreign exchange contracts	(2.4)	4.9	(1.3)	10.0	—	—

Total	$(13.6)	$(1.7)	$(10.7)	$12.6	$—	$—

(a)	The gains (losses) reclassified from accumulated OCI into income related to the effective portion of the derivatives are presented in cost of sales.
(b)	The gains recognized in income on derivatives related to the ineffective portion and the amount excluded from effectiveness testing are presented in selling and administrative expenses.

Assuming market prices remain constant with those at September 30, 2011, a loss of $6.5 million is expected to be recognized over the next 12 months.

The disclosures of gains or losses presented above for nickel and other raw material contracts and foreign currency contracts do not take into account the anticipated underlying transactions. Since these derivative contracts represent hedges, the net effect of any gain or loss on results of operations may be fully or partially offset.

Derivatives that are not designated as hedging instruments were as follows:

In millions	Amount of Gain (Loss) Recognized
	in Income on Derivatives
	Three Months Ended		Nine Months Ended
Derivatives Not Designated	September 30,		September 30,
as Hedging Instruments	2011	2010	2011	2010
Foreign exchange contracts	$2.2	$(2.8)	$(1.3)	$1.9

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

Note 7. Fair Value of Financial Instruments

The estimated fair value of financial instruments at September 30, 2011 was as follows:

		Fair Value Measurements at Reporting Date Using
			Quoted Prices in	Significant
	Total	Total	Active Markets for	Observable
	Carrying	Estimated	Identical Assets	Inputs
(In millions)	Amount	Fair Value	(Level 1)	(Level 2)
Cash and cash equivalents	$431.5	$431.5	$431.5	$—
Derivative financial instruments:
Assets	8.8	8.8	—	8.8
Liabilities	17.3	17.3	—	17.3
Debt (a)	1,628.3	1,823.8	1,714.9	108.9

The estimated fair value of financial instruments at December 31, 2010 was as follows:

		Fair Value Measurements at Reporting Date Using
			Quoted Prices in	Significant
	Total	Total	Active Markets for	Observable
	Carrying	Estimated	Identical Assets	Inputs
(In millions)	Amount	Fair Value	(Level 1)	(Level 2)
Cash and cash equivalents	$432.3	$432.3	$432.3	$—
Derivative financial instruments:
Assets	20.1	20.1	—	20.1
Liabilities	21.9	21.9	—	21.9
Debt (a)	1,063.3	1,328.4	1,284.9	43.5

(a)	Includes fair value adjustments for settled interest rate swap contracts of $0.2 million at September 30, 2011, and $0.9 million at December 31, 2010.

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

For the three month periods ended September 30, 2011 and 2010, the components of pension expense and components of other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Service cost—benefits earned during the year	$7.6	$7.6	$0.9	$0.8
Interest cost on benefits earned in prior years	34.6	32.9	6.9	7.2
Expected return on plan assets	(49.1)	(45.4)	(0.2)	(0.3)
Amortization of prior service cost (credit)	2.8	3.4	(4.6)	(4.5)
Amortization of net actuarial loss	17.8	19.3	2.5	1.5

Total retirement benefit expense	$13.7	$17.8	$5.5	$4.7

For the nine month periods ended September 30, 2011 and 2010, the components of pension expense and components of other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Service cost—benefits earned during the year	$22.5	$22.7	$2.3	$2.3
Interest cost on benefits earned in prior years	100.4	98.9	20.8	21.6
Expected return on plan assets	(142.9)	(136.2)	(0.8)	(1.0)
Amortization of prior service cost (credit)	8.4	10.1	(13.8)	(13.5)
Amortization of net actuarial loss	53.5	58.0	7.5	4.5

Total retirement benefit expense	$41.9	$53.5	$16.0	$13.9

Note 9. Income Taxes

Third quarter 2011 results included a provision for income taxes of $31.2 million, or 32.7% of income before tax, compared to $6.2 million for the comparable 2010 period.

For the first nine months of 2011, the provision for income taxes was $100.6 million, or 34.7% of income before tax, compared to $41.8 million, or 40.5% of income before tax, for the first nine months of 2010. The first nine months of 2011 included a discrete tax charge of $2.7 million primarily related to foreign income taxes. The first nine months 2010 included a non-recurring tax charge of $5.3 million recognized in the first quarter associated with the impact of the Patient Protection and Affordable Care Act and a $3.9 million charge recognized in the third quarter related to the Small Business Jobs and Credit Act.

In conjunction with the Ladish acquisition, ATI assumed certain liabilities related to uncertain tax positions previously adopted by Ladish. These assumed liabilities were valued at approximately $14.9 million, including interest and penalties of $2.2 million.

Note 10. Business Segments

Following is certain financial information with respect to the Company’s business segments for the periods indicated (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Total sales:
High Performance Metals	$557.9	$362.3	$1,515.6	$1,035.8
Flat-Rolled Products	697.0	626.3	2,151.8	1,767.6
Engineered Products	139.2	104.9	406.3	300.9

	1,394.1	1,093.5	4,073.7	3,104.3
Intersegment sales:
High Performance Metals	23.2	17.9	84.3	47.3
Flat-Rolled Products	7.4	7.1	24.3	16.5
Engineered Products	10.9	9.7	33.5	30.3

	41.5	34.7	142.1	94.1
Sales to external customers:
High Performance Metals	534.7	344.4	1,431.3	988.5
Flat-Rolled Products	689.6	619.2	2,127.5	1,751.1
Engineered Products	128.3	95.2	372.8	270.6

	$1,352.6	$1,058.8	$3,931.6	$3,010.2

Operating profit (loss):
High Performance Metals	$95.7	$72.0	$274.2	$194.3
Flat-Rolled Products	58.8	(11.8)	195.9	61.7
Engineered Products	7.3	2.8	27.5	12.5

Total operating profit	161.8	63.0	497.6	268.5

Corporate expenses	(20.9)	(13.4)	(72.5)	(40.7)
Interest expense, net	(23.4)	(16.4)	(70.1)	(46.4)
Other expense, net of gains on asset sales	(2.9)	(1.2)	(7.6)	(10.9)
Retirement benefit expense	(19.2)	(22.5)	(57.9)	(67.4)

Income before income taxes	$95.4	$9.5	$289.5	$103.1

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

Corporate expenses for the three months ended September 30, 2011 were $20.9 million compared to $13.4 million for the three months ended September 30, 2010. The increase in corporate expenses was primarily related to higher incentive compensation expenses associated with long-term performance plans.

Other expense, net of gains on asset sales, primarily includes charges incurred in connection with closed operations and other non-operating income or expense. These items are presented primarily in selling and administrative expenses and in other expense in the statement of operations. These items resulted in net charges of $2.9 million for the three months ended September 30, 2011 and $1.2 million for the three months ended September 30, 2010. This increase was primarily related to greater environmental and other expenses at closed operations.

Note 11. Per Share Information

The following table sets forth the computation of basic and diluted net income per common share

	Three Months Ended		Nine Months Ended
(in millions, except per share amounts):	September 30,		September 30,
	2011	2010	2011	2010
Numerator for basic net income per common share - Net income attributable to ATI	$62.3	$1.0	$182.6	$55.6
Effect of dilutive securities:
4.25% Convertible Notes due 2014	2.5	—	7.5	—

Numerator for diluted net income per common share - Net income available to ATI after assumed conversions	$64.8	$1.0	$190.1	$55.6

Denominator for basic net income per common share-weighted average shares	105.1	97.5	101.6	97.4
Effect of dilutive securities:
Share-based compensation	1.7	1.1	1.7	1.3
4.25% Convertible Notes due 2014	9.6	—	9.6	—

Denominator for diluted net income per common share – adjusted weighted average shares assuming conversions	116.4	98.6	112.9	98.7

Basic net income attributable to ATI per common share	$0.59	$0.01	$1.80	$0.57

Diluted net income attributable to ATI per common share	$0.56	$0.01	$1.68	$0.56

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

The Company issued 7.3 million shares of common stock as part of the Ladish acquisition consideration completed on May 9, 2011. Weighted average shares included 7.3 million and 3.9 million shares for the three and nine months ended September 30, 2011, respectively, as a result of the acquisition.

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

Note 12. CONTINUED

Allegheny Technologies Incorporated

Financial Information for Subsidiary and Guarantor Parent

Balance Sheets

September 30, 2011

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$5.1	$152.6	$273.8	$—	$431.5
Accounts receivable, net	0.2	266.3	502.8	—	769.3
Inventories, net	—	364.3	1,070.2	—	1,434.5
Prepaid expenses and other current assets	1.6	13.5	39.1	—	54.2

Total current assets	6.9	796.7	1,885.9	—	2,689.5
Property, plant and equipment, net	2.3	548.7	1,756.5	—	2,307.5
Cost in excess of net assets acquired	—	112.1	628.5	—	740.6
Investments in subsidiaries and other assets	5,617.8	1,507.0	1,188.9	(7,924.3)	389.4

Total assets	$5,627.0	$2,964.5	$5,459.8	$(7,924.3)	$6,127.0

Liabilities and stockholders’ equity:
Accounts payable	$6.4	$254.7	$230.7	$—	$491.8
Accrued liabilities	1,160.9	61.2	784.0	(1,690.3)	315.8
Deferred income taxes	26.0	—	—	—	26.0
Short-term debt and current portion of long-term debt	116.9	0.1	27.9	—	144.9

Total current liabilities	1,310.2	316.0	1,042.6	(1,690.3)	978.5
Long-term debt	1,252.5	350.7	80.2	(200.0)	1,483.4
Accrued postretirement benefits	—	219.7	219.9	—	439.6
Pension liabilities	12.6	5.9	75.6	—	94.1
Deferred income taxes	169.7	—	—	—	169.7
Other long-term liabilities	40.7	16.9	62.8	—	120.4

Total liabilities	2,785.7	909.2	1,481.1	(1,890.3)	3,285.7

Total stockholders’ equity	2,841.3	2,055.3	3,978.7	(6,034.0)	2,841.3

Total liabilities and stockholders’ equity	$5,627.0	$2,964.5	$5,459.8	$(7,924.3)	$6,127.0

Note 12. CONTINUED

Allegheny Technologies Incorporated

Financial Information for Subsidiary and Guarantor Parent

Statements of Income

For the nine months ended September 30, 2011

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Sales	$—	$1,851.0	$2,080.6	$—	$3,931.6
Cost of sales	20.6	1,641.6	1,625.2	—	3,287.4
Selling and administrative expenses	130.5	35.4	118.8	—	284.7

Income (loss) before interest, other income and income taxes	(151.1)	174.0	336.6	—	359.5
Interest expense, net	(62.0)	(7.8)	(0.3)	—	(70.1)
Other income including equity in income of unconsolidated subsidiaries	502.6	2.9	0.9	(506.3)	0.1

Income before income tax provision	289.5	169.1	337.2	(506.3)	289.5
Income tax provision	100.6	65.3	121.3	(186.6)	100.6

Net income	188.9	103.8	215.9	(319.7)	188.9
Less: Net income attributable to noncontrolling interests	6.3	—	6.3	(6.3)	6.3

Net income attributable to ATI	$182.6	$103.8	$209.6	$(313.4)	$182.6

Condensed Statements of Cash Flows For the nine months ended September 30, 2011
	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$34.9	$(16.2)	$88.8	$—	$107.5

Cash flows used in investing activities	(384.2)	(84.5)	(35.5)	(10.8)	(515.0)

Cash flows provided by (used in) financing activities	352.5	94.2	(50.8)	10.8	406.7

Increase (decrease) in cash and cash equivalents	$3.2	$(6.5)	$2.5	$—	$(0.8)

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

Note 12. CONTINUED

Allegheny Technologies Incorporated

Financial Information for Subsidiary and Guarantor Parent

Statements of Income

For the nine months ended September 30, 2010

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Sales	$—	$1,549.3	$1,460.9	$—	$3,010.2
Cost of sales	27.2	1,492.0	1,128.0	—	2,647.2
Selling and administrative expenses	74.8	21.8	119.5	—	216.1

Income (loss) before interest, other income and income taxes	(102.0)	35.5	213.4	—	146.9
Interest expense, net	(38.5)	(7.8)	(0.1)	—	(46.4)
Other income including equity in income of unconsolidated subsidiaries	243.6	6.6	2.9	(250.5)	2.6

Income before income tax provision	103.1	34.3	216.2	(250.5)	103.1
Income tax provision	41.8	11.5	83.9	(95.4)	41.8

Net income	61.3	22.8	132.3	(155.1)	61.3
Less: Net income attributable to noncontrolling interests	5.7	—	5.7	(5.7)	5.7

Net income attributable to ATI	$55.6	$22.8	$126.6	$(149.4)	$55.6

Condensed Statements of Cash Flows For the nine months ended September 30, 2010
	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(2.7)	$(227.6)	$191.4	$(25.0)	$(63.9)

Cash flows used in investing activities	—	(36.2)	(96.2)	—	(132.4)

Cash flows provided by (used in) financing activities	3.5	(50.3)	(47.4)	25.0	(69.2)

Increase (decrease) in cash and cash equivalents	$0.8	$(314.1)	$47.8	$—	$(265.5)

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

At September 30, 2011, the Company’s reserves for environmental remediation obligations totaled approximately $15 million, of which $7 million was included in other current liabilities. The reserve includes estimated probable future costs of $6 million for federal Superfund and comparable state-managed sites; $6 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $2 million for owned or controlled sites at which Company operations have been discontinued; and $1 million for sites utilized by the Company in its ongoing operations. The Company continues to evaluate whether it may be able to recover a portion of past and future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Allegheny Technologies is one of the largest and most diversified specialty metals producers in the world. We use innovative technologies to offer global markets a wide range of specialty metals solutions. Our products include titanium and titanium alloys, nickel-based alloys and superalloys, zirconium, hafnium, and niobium, advanced powder alloys, stainless and specialty steel alloys, grain-oriented electrical steel, tungsten-based materials and cutting tools, forgings, castings, and fabrication and machining capabilities. Our specialty metals are produced in a wide range of alloys and product forms and are selected for use in applications that demand metals having exceptional hardness, toughness, strength, resistance to heat, corrosion or abrasion, or a combination of these characteristics. The acquisition of Ladish Co., Inc. (now ATI Ladish) on May 9, 2011 added advanced forgings, titanium investment castings and precision finishing capabilities to ATI’s product portfolio. Results for ATI Ladish, which principally serves the aerospace & defense market, are included in the High Performance Metals segment from the acquisition date. ATI is a fully integrated supplier, from raw material (for titanium) and melt (for other specialty alloy systems) through highly engineered finished components.

Sales for the third quarter 2011 increased 28% to $1.35 billion, compared to the third quarter 2010, primarily as a result of higher shipments for most high-value products, higher raw material surcharges and increases in average base selling prices for many products. Compared to the third quarter 2010, sales increased 55% in the High Performance Metals segment, 11% in the Flat-Rolled Products segment and 35% in the Engineered Products segment. Compared to the second quarter 2011, total sales were flat, as an 8% increase in the High Performance Metals segment offset a 5% decrease in the Flat-Rolled Products segment. For the nine months of 2011, sales were

$3.9 billion, 31% higher than the prior year to date period.

Demand from the global aerospace and defense, electrical energy, oil and gas, chemical process industry, and medical markets grew 36% compared to the first nine months of 2010, and accounted for 70% of our sales for the first nine months of 2011. Sales to the aerospace and defense market grew 46% and represented 28% of sales, as the acquisition ATI Ladish augmented organic growth. Sales to the oil and gas/chemical process industry grew 47% and represented 22% of sales. Sales to the electrical energy and medical markets grew 15% and 16%, respectively, for the first nine months of 2011.

Comparative information for our overall revenues (in millions) by market and their respective percentages of total revenues for the three and nine month periods ended September 30, 2011 and 2010 were as follows:

	Three Months Ended		Three Months Ended
Market	September 30, 2011		September 30, 2010
Aerospace & Defense	$415.2	31%	$272.0	26%
Oil & Gas/Chemical Process Industry	284.0	21%	207.9	20%
Electrical Energy	205.9	15%	170.4	16%
Medical	64.7	5%	60.7	6%

Subtotal—Key Markets	$969.8	72%	$711.0	68%

Automotive	$80.0	6%	$86.2	8%
Construction/Mining	84.1	6%	77.5	7%
Food Equipment & Appliances	56.4	4%	81.7	7%
Transportation	58.5	4%	45.3	4%
Electronics/Computers/Communication	42.3	3%	31.6	3%
Machine & Cutting Tools	43.9	3%	25.2	2%
Conversion Services & Other	17.6	2%	0.4	1%

Total	$1,352.6	100%	$1,058.9	100%

	Nine Months Ended		Nine Months Ended
Market	September 30, 2011		September 30, 2010
Aerospace & Defense	$1,108.8	28%	$757.4	25%
Oil & Gas/Chemical Process Industry	864.5	22%	587.1	19%
Electrical Energy	594.9	15%	517.4	17%
Medical	203.2	5%	175.4	7%

Subtotal—Key Markets	$2,771.4	70%	$2,037.3	68%

Automotive	$302.6	8%	$239.2	8%
Construction/Mining	241.2	6%	208.2	7%
Food Equipment & Appliances	172.1	4%	202.6	7%
Transportation	161.7	4%	118.7	4%
Electronics/Computers/Communication	120.6	3%	87.6	3%
Machine & Cutting Tools	106.8	3%	73.4	2%
Conversion Services & Other	55.2	2%	43.2	1%

Total	$3,931.6	100%	$3,010.2	100%

For the first nine months of 2011, direct international sales increased $381.7 million, or 40%, and represented 34% of total sales. Sales of our high-value products (titanium and titanium alloys, nickel-based alloys and specialty alloys, exotic alloys, precision forgings and castings, grain-oriented electrical steel, precision and engineered strip, and tungsten materials) represented 70% of total sales.

Total titanium mill product shipments for the first nine months of 2011, including ATI-produced products for our Uniti titanium joint venture, were 36 million pounds, a 22% increase compared to the same 2010 period.

Titanium shipments in our High Performance Metals segment benefited from a more value-added product mix to the aerospace and medical markets. Titanium shipments in our Flat-Rolled Products segment, including Uniti joint venture conversion were 15 million pounds year-to-date, 57% higher than the comparable 2010 period, as a result of strong demand from the oil and gas/chemical process industry and electrical energy markets.

Segment operating profit for the third quarter 2011 increased 157% compared to the third quarter 2010, to $161.8 million, or 12.0% of sales, compared to $63.0 million, or 6.0% of sales. While operating profit improved in all business segments, results for the third quarter 2011 in the High Performance Metals segment were impacted by $12.5 million of inventory fair value adjustments from the acquisition of ATI Ladish, and $6.2 million of idle facility and start-up and qualification costs associated with our titanium sponge operations. The start-up and qualification costs at our Rowley, UT premium-titanium sponge facility were $3.3 million, a 50% reduction compared to the second quarter of 2011. We continue to make good progress at the Rowley facility as we ramp production. We are well into the standard grade qualification program at the Rowley facility and expect start-up and qualification costs to decline further in the fourth quarter. We remain on track to complete the standard qualification process by the end of the first quarter 2012. Idle facility costs relate mostly to our Albany, OR titanium sponge facility, which is positioned to be back in production when warranted by market conditions. Third quarter 2010 results were impacted by idle facility, start-up and additional equipment maintenance costs of $27.0 million. In addition, the third quarter 2011 operating profit included a pretax $12.5 million favorable net LIFO inventory valuation adjustment resulting from raw material changes which benefited the Flat-Rolled Products segment but negatively affected the High Performance Metals and Engineered Products segments. The third quarter 2010 included LIFO inventory valuation reserve charges of $35.2 million. The third quarter 2011 results included $28.9 million in gross cost reductions, before the effects of inflation, bringing gross cost reductions for the year to $87.5 million.

Segment operating profit for the nine months ended September 2011 was $497.6 million, or 12.7% of sales, and included $25.7 million of inventory fair value adjustments associated with the Ladish transaction, compared to $268.5 million, or 8.9% of sales for the nine months ended September 2010. Operating profit for the nine months ended September 2011 improved across all three business segments. For the September 2011 year-to-date period, the net LIFO inventory valuation benefit was $3.4 million, pretax, compared to a LIFO inventory valuation reserve charge of $40.7 million for the comparable 2010 period.

Segment operating profit (loss) as a percentage of sales for the three and nine month periods ended September 30, 2011 and 2010 was:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
High Performance Metals	17.9%	20.9%	19.2%	19.7%
Flat-Rolled Products	8.5%	(1.9%)	9.2%	3.5%
Engineered Products	5.7%	2.9%	7.4%	4.6%

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

Income before tax for the third quarter 2011 was $95.4 million, or 7.1% of sales, compared to $9.5 million, or 0.9% of sales for the third quarter 2010. Income before tax for the third quarter 2011 included ATI Ladish acquisition costs of $12.6 million, primarily related to inventory fair value adjustments. Third quarter 2011 results also included higher interest costs as a result of the January 7, 2011 issuance of $500 million, 5.95% Notes due 2021, and debt assumed in the ATI Ladish acquisition. 2011 third quarter results benefited from decreased retirement benefit expenses of $3.3 million primarily due to higher than expected returns on pension plan assets in 2010 and the benefits resulting from our voluntary pension contributions over the past several years. Income before tax for the nine months ended September 2011 was $289.5 million, or 7.4% of sales, compared to $103.1 million, or 3.4% of sales for the comparable 2010 period.

Net income attributable to ATI for the third quarter 2011 was $62.3 million, or $0.56 per share, compared to $1.0 million, or $0.01 per share for the third quarter 2010. Expenses related to the acquisition of ATI Ladish were

$8.3 million, net of tax, or $0.07 per share in the 2011 third quarter, primarily related to inventory fair value adjustments. Third quarter 2010 results included a tax charge of $0.04 per share. For the nine months ended September 30, 2011, net income attributable to ATI was $182.6 million, or $1.68 per share, compared to $55.6 million, or $0.56 per share for the first nine months of 2010. Year to date 2011 results included $26.8 million of expenses and charges due to ATI Ladish acquisition-related expenses of $21.0 million, accelerated recognition of equity-based compensation expense due to executive retirements, and a discrete tax charge primarily related to foreign taxes. Excluding these acquisition expenses and special charges, net income attributable to ATI for the first nine months 2011 was $209.4 million, or $1.92 per share. Results for the first nine months 2010 included non-recurring tax charges of $9.2 million related to the Patient Protection and Affordable Care Act and the Small Business Jobs and Credit Act. Excluding these tax charges, net income attributable to ATI for the first nine months 2010 was $64.8 million, or $0.66 per share.

At September 30, 2011, we had cash on hand of $431.5 million, an increase of $63.7 million in the quarter and a decrease of $0.8 million from year-end 2010. Cash flow provided by operations for the first nine months of 2011 was $107.5 million. Increased profitability was partially offset by an investment of $390.3 million in managed working capital to a higher level of business. Net debt to total capitalization was 30.3% and total debt to total capitalization was 37.2% at September 30, 2011. At December 31, 2010, net debt to total capitalization was 23.6% and total debt to total capitalization was 34.3%.

High Performance Metals segment backlog grew to over $1.4 billion at the end of the third quarter 2011, compared to $650 million at the end of 2010, reflecting growing global markets and ATI Ladish business, and total ATI backlog was $2.2 billion, both high by any historical comparison. Demand remains strong from Asian markets, and we expect record sales to Asia in 2011 with year-to-date orders running 70% ahead of the same period in 2010. Much of this demand is from the oil and gas/chemical process industry and electrical energy markets.

Our focus is to continue to deliver quality growth in the future. Over the next three to five years, demand drivers are expected to remain positive in our key global markets of aerospace, oil and gas/chemical process industry, electrical energy, and medical. However, concerns about U.S. and European economies and continued high unemployment levels appear to be negatively impacting short-term consumer and business confidence. This is clearly evident in the more short-cycle GDP-sensitive markets for products like our standard stainless sheet and plate. Demand for our standard stainless products is also negatively impacted by rapidly falling raw material surcharges resulting in customers delaying purchases and managing inventory levels. In addition, these same factors appear to be influencing short-term demand for some of our high-value products from some of our key end markets as many customers are being cautious and keeping inventories lean as we approach year end.

As a result of these conditions, we now expect 2011 revenues of approximately $5.2 billion and segment operating profit as a percent of revenues in the range of the nine months year-to-date level.

Although caution exists in the short term, the intermediate and long-term secular growth trends in our key global markets remain in place. We expect demand to be strong in 2012 for our titanium-based alloy, nickel-based alloy and superalloy, and specialty alloy mill products and our highly engineered forgings and castings from the aerospace market. Commercial airframe OEMs have record backlogs and have announced unprecedented production rate ramps through 2014. In addition, ATI benefits from the secular shift to new titanium-intensive airframes, new energy efficient engines, and an expanding aftermarket. Strong growth in demand for many of our products is expected to continue in 2012 from the oil and gas/chemical process industry. Global demand is also expected to grow considerably from the electrical energy market driven by increased need for natural gas turbines, nuclear applications, alternative energy applications, and the building and rebuilding of transmission infrastructure. Medical market demand for our titanium, zirconium, specialty, and niobium alloys is expected to continue to grow significantly. In addition, we expect business conditions to improve in 2012 for our standard stainless products as inventory levels appear in line and we expect end-market demand to recover.

Business Segment Results

We operate in three business segments: High Performance Metals, Flat-Rolled Products, and Engineered Products. These segments represented the following percentages of our total revenues and segment operating profit for the first nine months of 2011 and 2010:

	2011		2010
		Operating		Operating
	Revenue	Profit	Revenue	Profit
High Performance Metals	36%	55%	33%	72%

Flat-Rolled Products	54%	39%	58%	23%

Engineered Products	10%	6%	9%	5%

High Performance Metals Segment

Third quarter 2011 sales increased 55% to $534.7 million compared to third quarter 2010. Mill product shipments increased 29% for nickel-based and specialty alloys, and 4% for titanium and titanium alloys primarily due to higher demand from the commercial aerospace market. Exotic alloys shipments decreased 17% primarily due to lower project-based demand in the chemical process industry. The 2011 third quarter benefited from the inclusion of a full quarter of ATI Ladish results. Average mill products selling prices increased 12% for titanium and titanium alloys, and 9% for nickel-based and specialty alloys primarily due to a favorable product mix, higher raw material indices and improving base prices. Average selling prices for exotic alloys increased 22% primarily due to a favorable mix.

Comparative information for our High Performance Metals revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended September 30, 2011 and 2010 is as follows:

	Three Months Ended		Three Months Ended
Market	September 30, 2011		September 30, 2010
Aerospace:
Jet Engines	$186.1	35%	$97.7	28%
Airframes	80.8	15%	75.7	22%
Government	61.9	12%	29.4	9%

Total Aerospace	$328.8	62%	$202.8	59%

Defense	$26.3	5%	$29.4	8%
Oil & Gas/Chemical Process Industry	35.5	7%	41.7	12%
Electrical Energy	47.3	9%	22.4	7%
Medical	47.0	9%	45.9	13%
Construction/Mining	12.7	2%	0.4	0%
Other	37.1	6%	1.8	1%

Total	$534.7	100%	$344.4	100%

Segment operating profit in the 2011 third quarter increased to $95.7 million, or 17.9% of sales, compared to 72.0 million, or 20.9% of sales, for the third quarter 2010. Segment operating profit included $12.5 million of purchase accounting inventory charges, which are not expected to be significant beyond the third quarter 2011. Excluding these charges, segment operating profit was 20.2% of segment sales. The increase in operating profit primarily resulted from higher shipment volumes, improved product pricing, and the benefits of gross cost reductions. Third quarter 2011 operating profit was impacted by $9.0 million of idle facility, start-up and qualification costs associated with our titanium sponge operations and by costs associated with a temporary production outage at our Sheffield, UK operation. The third quarter 2010 included $12 million of start-up and idle facility costs associated with our titanium sponge operations and $7 million related to a two-week shutdown at our zirconium facilities. In addition, third quarter 2011 segment operating profit included a LIFO inventory valuation reserve charge of $4.2 million, compared to a $4.9 million LIFO inventory valuation reserve benefit for the third quarter 2010. Results benefited from $12.7 million in gross cost reductions in the third quarter 2011.

Certain comparative information on the segment’s mill products for the three months ended September 30, 2011 and 2010 is provided in the following table. Mill products volume and average price information includes shipments to ATI Ladish for all periods presented.

	Three Months Ended
	September 30,		%
	2011	2010	Change
Mill Products Volume (000’s pounds):
Titanium	6,773	6,515	4%
Nickel-based and specialty alloys	11,448	8,858	29%
Exotic alloys	976	1,181	(17%)

Mill Products Average Prices (per pound):
Titanium	$22.13	$19.71	12%
Nickel-based and specialty alloys	$16.40	$15.09	9%
Exotic alloys	$70.77	$58.18	22%

For the nine months ended September 30, 2011, segment sales increased 36% to $1.43 billion. Mill products shipments increased 5% for titanium and titanium alloys and 34% for nickel-based and specialty alloys primarily due to improved demand from the commercial aerospace market. Shipments of exotic alloys decreased 8% primarily due to the timing of projects for the chemical process industry. Average mill products selling prices increased 13% for titanium and titanium alloys and 12% for nickel-based and specialty alloys primarily due to a favorable product mix, higher raw material indices and improved base selling prices. Average selling prices for exotic alloys increased 11% due to a favorable product mix.

Comparative information for our High Performance Metals revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the nine month periods ended September 30, 2011 and 2010 is as follows:

	Nine Months Ended		Nine Months Ended
Market	September 30, 2011		September 30, 2010
Aerospace:
Jet Engines	$486.1	34%	$282.4	29%
Airframes	229.0	16%	217.3	22%
Government	138.1	10%	85.2	8%

Total Aerospace	$853.2	60%	$584.9	59%

Defense	$73.6	5%	$69.6	7%
Oil & Gas/Chemical Process Industry	130.6	9%	106.2	11%
Electrical Energy	122.4	9%	70.4	7%
Medical	140.9	10%	106.3	11%
Construction/Mining	21.8	1%	0.7	0%
Other	88.8	6%	50.4	5%

Total	$1,431.3	100%	$988.5	100%

Segment operating profit for the first nine months of 2011 increased to $274.2 million, or 19.2% of sales, compared to $194.3 million, or 19.7% of sales, for the comparable 2010 period. The increase in operating profit primarily resulted from higher shipment volumes, improved product pricing, and the benefits of gross cost reductions. Operating profit for the first nine months of 2011 was adversely affected by approximately $25.5 million of idle facility and start-up costs associated with our titanium sponge operations and ATI Ladish acquisition related expenses of $25.7 million. Operating profit for the first nine months of 2011 included a $12.6 million LIFO inventory valuation reserve charge, compared to $2.8 million of LIFO inventory valuation reserve benefit in the first nine months of 2010.

Certain comparative information on the segment’s mill products for the nine months ended September 30, 2011 and 2010 is provided in the following table. Mill products volume and average price information includes shipments to ATI Ladish for all periods presented.

	Nine Months Ended
	September 30,		%

	2011	2010	Change
Mill Products Volume (000’s pounds):
Titanium	20,830	19,750	5%
Nickel-based and specialty alloys	36,061	26,819	34%
Exotic alloys	3,046	3,305	(8%)

Mill Products Average Prices (per pound):
Titanium	$21.49	$19.01	13%
Nickel-based and specialty alloys	$15.63	$13.96	12%
Exotic alloys	$66.06	$59.78	11%

Flat-Rolled Products Segment

Third quarter 2011 sales increased to $689.6 million, 11.4% higher than the third quarter 2010, primarily due to improved base-selling prices for most high value products. Shipments of high value products increased 8% while shipments of standard stainless products (sheet and plate) decreased 12%. Demand was strong for high-value products from the oil and gas/chemical process industry and aerospace markets and improved from the global automotive market. Third quarter Flat-Rolled Products segment titanium shipments, including Uniti joint venture conversion, were a record 5.3 million pounds, a 39% increase compared to the third quarter 2010. Demand declined for our standard stainless sheet and plate products due to the challenging economic environment impacting more short-term GDP sensitive markets in both the U.S. and Europe. Demand for our standard stainless sheet and plate products was also negatively impacted by rapidly falling raw material surcharges resulting in customers delaying purchases and managing inventory levels. Average transaction prices for all products, which include surcharges, were 15% higher due to increased raw material surcharges for all products and improved base prices for most high value products due to strengthening market conditions.

Comparative information for our Flat-Rolled Products revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended September 30, 2011 and 2010 is as follows:

	Three Months Ended		Three Months Ended
Market	September 30, 2011		September 30, 2010
Oil & Gas/Chemical Process Industry	$214.4	31%	$140.9	23%
Electrical Energy	149.7	22%	141.0	23%
Automotive	68.4	10%	77.8	13%
Food Equipment & Appliances	52.3	8%	79.3	13%
Construction/Mining	53.4	8%	64.8	10%
Aerospace & Defense	49.4	7%	32.8	5%
Electronics/Computers/Communication	40.0	6%	29.4	5%
Transportation	31.8	5%	29.6	5%
Medical	15.4	2%	12.0	2%
Other	14.8	1%	11.6	1%

Total	$689.6	100%	$619.2	100%

Segment operating profit for the third quarter 2011 improved to $58.8 million, or 8.5% of sales, compared to a segment operating loss of $11.8 million for the third quarter 2010 as a result of the increase in sales and a better matching of raw material costs and surcharges. Third quarter 2011 also included a LIFO inventory valuation reserve benefit of $24.0 million due primarily to declining nickel prices. The third quarter 2010 included a LIFO inventory valuation reserve charge of $38.9 million, mainly due to significant increases of nickel prices in the prior year quarter. Segment results for the third quarter 2011 benefited from $11.5 million in gross cost reductions.

Comparative information on the segment’s products for the three months ended September 30, 2011 and 2010 is provided in the following table:

	Three Months Ended
	September 30,		%

	2011	2010	Change
Volume (000’s pounds):
High value	122,504	113,738	8%
Standard	145,901	166,293	(12)%

Total	268,405	280,031	(4)%

Average prices (per lb.):
High value	$3.45	$2.98	16%
Standard	$1.78	$1.68	6%
Combined Average	$2.54	$2.21	15%

For the nine months ended September 30, 2011, sales increased to $2.13 billion, 22% higher than the 2010 period, primarily due to improved base-selling prices for most high value products. Shipments of high-value products increased 11% while shipments of standard stainless products (sheet and plate) decreased 7%. Average transaction prices for all products, which include surcharges, were 21% higher due to increased raw material surcharges and improved base prices for most high value products.

Comparative information for our Flat-Rolled Products revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the nine month periods ended September 30, 2011 and 2010 is as follows:

	Nine Months Ended		Nine Months Ended
Market	September 30, 2011		September 30, 2010
Oil & Gas/Chemical Process Industry	$632.2	30%	$409.3	23%
Electrical Energy	442.8	21%	429.0	25%
Automotive	268.5	13%	213.0	12%
Food Equipment & Appliances	163.9	8%	196.6	11%
Construction/Mining	169.1	8%	173.5	10%
Aerospace & Defense	153.1	7%	81.2	5%
Electronics/Computers/Communication	114.1	5%	80.4	5%
Transportation	89.1	4%	75.4	4%
Medical	55.4	3%	60.7	3%
Other	39.3	1%	32.0	2%

Total	$2,127.5	100%	$1,751.1	100%

Segment operating profit for the nine months ended September 30, 2011 improved to $195.9 million, or 9.2% of sales, compared to $61.7 million, or 3.5% of sales, for the 2010 period due primarily to increased high value products shipments and base selling prices, and a better matching of raw material costs and surcharges. Results for the first nine months of 2011 include a $29.7 million LIFO inventory valuation reserve benefit, compared to a LIFO inventory valuation reserve charge of $40.5 million in the 2010 period. Results for the nine months ended September 30, 2011 benefited from $34.7 million of gross cost reductions.

Comparative information on the segment’s products for the nine months ended September 30, 2011 and 2010 is provided in the following table:

	Nine Months Ended
	September 30,		%

	2011	2010	Change
Volume (000’s pounds):
High value	374,316	337,212	11%
Standard	465,955	500,683	(7)%

Total	840,271	837,895	0%

Average prices (per lb.):
High value	$3.33	$2.81	19%
Standard	$1.86	$1.59	17%
Combined Average	$2.52	$2.08	21%

Engineered Products Segment

Sales for the third quarter of 2011 were $128.3 million, an increase of 34.8% compared to the same period of 2010. Sales for the nine months ended September 30, 2011 were $372.8 million, a 37.8% increase compared to the first nine months of 2010. Demand continued to improve from the oil and gas, cutting tools, transportation, construction and mining, aerospace, and electrical energy markets.

Comparative information for our Engineered Products revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month and nine month periods ended September 30, 2011 and 2010 is as follows:

	Three Months Ended		Three Months Ended
Market	September 30, 2011		September 30, 2010
Oil & Gas/Chemical Process Industry	$34.1	27%	$25.3	27%
Machine & Cutting Tools	24.4	19%	16.3	17%
Transportation	19.4	15%	14.7	16%
Construction/Mining	18.0	14%	12.4	13%
Electrical Energy	8.9	7%	7.0	7%
Aerospace & Defense	10.6	8%	7.0	7%
Automotive	7.4	6%	6.6	7%
Medical	2.2	2%	2.9	3%
Other	3.3	2%	3.0	3%

Total	$128.3	100%	$95.2	100%

	Nine Months Ended		Nine Months Ended
Market	September 30, 2011		September 30, 2010
Oil & Gas/Chemical Process Industry	$101.7	27%	$71.8	27%
Machine & Cutting Tools	63.7	17%	48.3	18%
Transportation	59.9	16%	38.5	14%
Construction/Mining	50.3	14%	34.0	13%
Electrical Energy	29.7	8%	18.0	7%
Aerospace & Defense	28.9	8%	21.7	8%
Automotive	23.9	6%	20.9	8%
Medical	6.9	2%	8.4	3%
Other	7.8	2%	9.0	2%

Total	$372.8	100%	$270.6	100%

Segment operating profit for the 2011 third quarter was $7.3 million, compared to $2.8 million in the third quarter 2010. Results for the 2011 third quarter included a LIFO inventory valuation reserve charge of $7.3 million due to higher tungsten raw material costs, compared to a $1.2 million LIFO inventory valuation reserve charge for the comparable 2010 period. Results benefited from $4.7 million in gross cost reductions in the third quarter 2011. Segment operating profit for the nine months ended September 30, 2011 was $27.5 million, compared to $12.5 million for the 2010 period. LIFO inventory valuation reserve charges were $13.7 million and $3.0 million for the first nine months of 2011 and 2010, respectively.

Corporate Items

Corporate expenses for the third quarter 2011 were $20.9 million, compared to $13.4 million in the year-ago period. The increase in corporate expenses was primarily related to Ladish transaction costs and higher incentive compensation expenses associated with long-term performance plans. For the nine months ended September 30, 2011, corporate expenses were $72.5 million, compared to $40.7 million for nine months ended September 30, 2010. The increase in corporate expenses for the first nine months of 2011 was primarily related to accelerated recognition of equity-based compensation expense due to executive retirements, higher incentive compensation expenses associated with long-term performance plans, costs related to the acquisition of ATI Ladish, and corporate-funded research and development costs.

Interest expense, net of interest income, in the third quarter 2011 was $23.4 million, compared to interest expense of $16.4 million in the third quarter 2010. For the first nine months of 2011, net interest expense was $70.1 million compared to $46.4 million for the first nine months of 2010. The increase in interest expense was primarily due to the January 7, 2011 issuance of $500 million of 5.95% Notes due 2021, and debt assumed in the Ladish acquisition. Interest expense benefited from the capitalization of interest costs on strategic capital projects of $3.1 million in the 2011 third quarter and by $2.6 million in the third quarter of 2010. For the nine months ended September 30, 2011 and 2010, capitalized interest reduced interest expense by $8.5 million and $10.0 million, respectively.

Other expenses, which include charges incurred in connection with closed operations, and other non-operating income or expense, for the third quarter 2011 was $2.9 million, compared to $1.2 million for the third quarter 2010. The increase over the prior year quarter was primarily related to environmental and other costs at closed operations. For the nine months ended September 30, 2011, other expense was $7.6 million, compared to $10.9 million for the comparable 2010 period. The decrease was primarily related to lower expenses associated with closed operations and foreign exchange gains. These items are presented primarily in selling and administrative expenses, and in other income (expense) in the statement of operations.

Retirement benefit expense, which includes pension expense and other postretirement expense, decreased to $19.2 million in the third quarter 2011, compared to $22.5 million in the third quarter 2010. For the third quarter 2011, retirement benefit expense of $13.6 million was included in cost of sales and $5.6 million was included in selling and administrative expenses. For the third quarter 2010, the amount of retirement benefit expense included in cost of sales was $16.1 million, and the amount included in selling and administrative expenses was $6.4 million. Retirement benefit expense decreased to $57.9 million for the nine months ended September 30, 2011, compared to $67.4 million in the nine months ended September 30, 2010. For the nine months ended September 30, 2011, retirement benefit expense of $40.8 million was included in cost of sales and $17.1 million was included in selling and administrative expenses. For the nine months ended September 30, 2010, the amount of retirement benefit expense included in cost of sales was $48.1 million, and the amount included in selling and administrative expenses was $19.3 million. The decrease in retirement benefit expense for 2011 was primarily due to higher than expected returns on pension plan assets in 2010 and the benefits resulting from our voluntary pension contributions made over the last several years.

Income Taxes

Third quarter 2011 results included a provision for income taxes of $31.2 million, or 32.7% of income before tax, compared to an income tax provision of $6.2 million, or 65.3% of income before tax for the comparable 2010 period. For the first nine months of 2011, the provision for income taxes was $100.6 million, or 34.7% of income before tax, compared to $41.8 million, or 40.5% of income before tax for the first nine months of 2010. The first nine months of 2011 included discrete tax charges of $2.7 million primarily related to foreign taxes. The first nine months of 2010 included non-recurring tax charges of $9.2 million, $5.3 million associated with the impact of the Patient Protection and Affordable Care Act, and $3.9 million related to the Small Business Jobs and Credit Act.

Financial Condition and Liquidity

We believe that internally generated funds, current cash on hand, and available borrowings under existing credit lines will be adequate to meet foreseeable liquidity needs, including a substantial expansion of our production capabilities over the next few years and scheduled debt maturities. We did not borrow funds under our domestic senior unsecured credit facility during the first nine months of 2011. However, as of September 30, 2011, approximately $7 million of this facility was utilized to support letters of credit.

If we needed to obtain additional financing using the credit markets, the cost and the terms and conditions of such borrowings may be influenced by our credit rating. Changes in our credit rating do not impact our access to, or the cost of, our existing credit facilities.

We have no off-balance sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.

Cash Flow and Working Capital

For the nine months ended September 30, 2011, cash flow provided in operations for 2011 was $107.5 million, as improved profitability was offset by an increase of $390.3 million in managed working capital, due to a significant increase in the level of business activity. Cash used in investing activities was $515.0 million in the first nine months of 2011, primarily for the purchase of Ladish and for capital expenditures. Cash provided by financing activities was $406.7 million in the first nine months of 2011. Financing activities for the first nine months of 2011 included $495 million in net proceeds from the issuance of $500 million of 5.95% Notes due January 2021, dividend payments of $55.7 million and $28.9 million in net debt retirements. At September 30, 2011, cash and cash equivalents on hand totaled $431.5 million, a decrease of $0.8 million from year end 2010. As of September 30, 2011, $133.9 million of cash and cash equivalents were held by our foreign subsidiaries.

As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable and gross inventories, less accounts payable. In measuring performance in controlling this managed working capital, we exclude the effects of LIFO inventory valuation reserves, excess and obsolete inventory reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. At September 30, 2011, managed working capital increased to 34.6% of annualized sales, compared to 34.4% of annualized sales at December 31, 2010. During the first nine months of 2011, managed working capital increased by $560.5 million, to $1.9 billion. The increase in managed working capital from December 31, 2010 included $170.2 million acquired from Ladish, and a $390.3 million increase from the prior year end, comprised of increased accounts receivable of $140.9 million and increased inventory of $299.6 million, partially offset by increased accounts payable of $50.2 million. While accounts receivable balances increased during 2011, days sales outstanding, which measures actual collection timing for accounts receivable, improved by 5% compared to year end 2010. Gross inventory turns, which exclude the effect of LIFO inventory valuation reserves, remained essentially unchanged at September 30, 2011 compared to year end 2010.

The Components of managed working capital were as follows:

	September 30,	December 31,
(in millions)	2011	2010
Accounts receivable	$769.3	$545.4
Inventory	1,434.5	1,024.5
Accounts payable	(491.8)	(394.1)

Subtotal	1,712.0	1,175.8

Allowance for doubtful accounts	6.8	5.6
LIFO reserve	159.6	163.0
Corporate and other	61.8	35.3

Managed working capital	1,940.2	1,379.7

Annualized prior 2 months sales	$5,602.2	$4,007.7

Managed working capital as a % of annualized sales	34.6%	34.4%
Change in managed working capital from December 31, 2010	$560.5
Managed working capital acquired	(170.2)

Net change in managed working capital	$390.3

Capital Expenditures

We have significantly expanded, and continue to expand, our manufacturing capabilities to meet expected intermediate and long-term demand from the aerospace (engine and airframe) and defense, chemical process industry, oil and gas, electrical energy, and medical markets, especially for titanium and titanium-based alloys, nickel-based alloys and superalloys, specialty alloys, and exotic alloys. We expect capital expenditures for 2011 will be between $275 and $300 million, of which $168.8 million was expended in the first nine months of 2011. We expect 2011 depreciation expense to be approximately $175 million. Our self-funded, on-going strategic capital investments include a new advanced specialty metals hot-rolling and processing facility at our existing Brackenridge, PA site, which recently began foundation construction. The project is estimated to cost approximately $1.1 billion and to be completed by the end of 2013. Our new advanced hot-rolling and processing facility is designed to be the most powerful mill in the world for production of specialty metals. When completed, we believe that the facility will provide unsurpassed manufacturing capability and versatility in the production of a wide range of flat-rolled specialty metals. We expect improved productivity, lower costs, and higher quality for our diversified product mix of flat-rolled specialty metals, including nickel-based and specialty alloys, titanium and titanium alloys, zirconium alloys, Precision Rolled Strip® products, and stainless sheet and coiled plate products. It is designed to roll and process exceptional quality hot bands of up to 78.62 inches, or 2 meters, wide.

Debt

At September 30, 2011, we had $1,628.3 million in total outstanding debt, compared to $1,063.3 million at December 31, 2010, an increase of $565.0 million. The increase in debt was primarily due to the January 2011 issuance of $500 million of 5.95% Senior Notes due in 2021. The 2021 Notes pay interest semi-annually in arrears at a rate of 5.95% per year and mature on January 15, 2021, unless earlier repurchased. Additionally, we assumed debt in the ATI Ladish acquisition that has a remaining principal balance of approximately $69 million and recorded fair value of approximately $77 million. The ATI Ladish debt pays interest semi-annually in arrears at fixed rates of 6.14% and 6.41%, with annual principal payments through May 2016.

In managing our overall capital structure, some of the measures on which we focus are net debt to total capitalization, which is the percentage of our debt, net of cash that may be available to reduce borrowings, to our total invested and borrowed capital, and total debt to total capitalization, which excludes cash balances. Net debt as a percentage of total capitalization was 30.3% at September 30, 2011, compared to 23.6% at December 31, 2010. The net debt to total capitalization was determined as follows:

($ in millions)	September 30, 2011	December 31, 2010

Total debt	$1,628.3	$1,063.3
Less: Cash	(431.5)	(432.3)

Net debt	$1,196.8	$631.0

Net debt	$1,196.8	$631.0
Total ATI stockholders’ equity	2,748.7	2,040.8

Net ATI total capital	$3,945.5	$2,671.8

Net debt to ATI total capital	30.3%	23.6%

Total debt to total capitalization increased to 37.2% at September 30, 2011 from 34.3% December 31, 2010.

Total debt to total capitalization was determined as follows:

($ in millions)	September 30, 2011	December 31, 2010

Total debt	$1,628.3	$1,063.3
Total ATI stockholders’ equity	2,748.7	2,040.8

Total ATI capital	$4,377.0	$3,104.1

Total debt to total ATI capital	37.2%	34.3%

We did not borrow funds under our $400 million senior unsecured domestic credit facility during the first nine months of 2011, although approximately $7 million has been utilized to support the issuance of letters of credit. The unsecured facility requires us to maintain a leverage ratio (consolidated total indebtedness net of cash on hand in excess of $50 million, divided by consolidated earnings before interest, taxes, depreciation and amortization, and non-cash pension expense) of not greater than 3.25, and maintain an interest coverage ratio (consolidated earnings before interest, taxes, and non-cash pension expense divided by interest expense) of not less than 2.0. For the twelve months ended September 30, 2011, our leverage ratio was 2.05 and our interest coverage ratio was 5.25.

We have an additional, separate credit facility for the issuance of letters of credit. As of September 30, 2011, $31 million in letters of credit was outstanding under this facility.

In addition, STAL, the Company’s Chinese joint venture company in which ATI has a 60% interest, has a 205 million renminbi (approximately $32 million at September 30, 2011 exchange rates) revolving credit facility with a group of banks. This credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners. As of September 30, 2011, there were no borrowings under this credit facility.

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

Dividends

A regular quarterly dividend of $0.18 per share of common stock was paid on September 28, 2011 to stockholders of record at the close of business on September 20, 2011. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate.

Labor Matters

On August 8, 2011, we announced that the United Steelworkers (USW)-represented employees at ATI Allegheny Ludlum and ATI’s Albany, OR titanium operations ratified four-year agreements covering approximately 3,000 employees. The agreements will expire on June 30, 2015.

Additionally, on September 30, 2011, we announced that union-represented employees at ATI Ladish Forging in Cudahy, WI ratified six-year agreements covering approximately 650 employees. The new agreements will take effect as current agreements expire and extend to 2018 or 2019.

Critical Accounting Policies

Inventory

At September 30, 2011, we had net inventory of $1,434.5 million. Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO) and average cost methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. The prices for many of the raw materials we use have been extremely volatile during the past four years. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a rise in raw material costs has a negative effect on our operating results, while, conversely, a fall in material costs results in a benefit to operating results. For example, in 2010, the effect of rising raw material costs on our LIFO inventory valuation method resulted in cost of sales which were $60.2 million higher than would have been recognized had we utilized the FIFO methodology to value our inventory. However, in 2009 and 2008, the effect of falling raw material costs on our LIFO inventory valuation method resulted in cost of sales which were $102.8 million and $169.0 million lower than would have been recognized had we utilized the FIFO methodology to value our inventory. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold.

Since the LIFO inventory valuation methodology is designed for annual determination, interim estimates of the annual LIFO valuation are required. We recognize the effects of the LIFO inventory valuation method on an interim basis by projecting the expected annual LIFO cost and allocating that projection to the interim quarters equally. These projections of annual LIFO inventory valuation reserve changes are updated quarterly and are evaluated based upon material, labor and overhead costs and projections for such costs at the end of the year plus projections regarding year-end inventory levels. Operating results for the nine months ended September 30, 2011 included a LIFO inventory valuation reserve benefit of $3.4 million primarily as a result of lower nickel prices.

The LIFO inventory valuation methodology is not utilized by many of the companies with which we compete, including foreign competitors. As such, our results of operations may not be comparable to those of our competitors during periods of volatile material costs due, in part, to the differences between the LIFO inventory valuation method and other acceptable inventory valuation methods.

We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting reserve, if any, is recognized as an expense in the period that the need for the reserve is identified. At September 30, 2011, no significant reserves were required. It is our general policy to write-down to scrap value any inventory that is identified as obsolete and any inventory that has aged or has not moved in more than twelve months. In some instances this criterion is up to twenty-four months due to the longer manufacturing and distribution process for such products.

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

On January 1, 2011, we adopted changes issued by the FASB to disclosure requirements for disaggregated disclosure of fair value measurements using significant unobservable inputs, which are categorized as Level 3 in the fair value hierarchy. These changes had no impact on the September 30, 2011 consolidated financial statement or footnotes, but will further enhance the fair value disclosures within the December 31, 2011 consolidated financial statements.

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

Interest Rate Risk. We attempt to maintain a reasonable balance between fixed- and floating-rate debt to keep financing costs as low as possible. At September 30, 2011, we had approximately $26 million of floating rate debt outstanding with a weighted average interest rate of approximately 1.4%. Since the interest rate on floating rate debt changes with the short-term market rate of interest, we are exposed to the risk that these interest rates may increase, raising our interest expense in situations where the interest rate is not capped. For example, a hypothetical 1%

increase in the rate of interest on the $26 million of our outstanding floating rate debt not subjected to a cap would result in increased annual financing costs of approximately $0.3 million.

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

At September 30, 2011, the outstanding financial derivatives used to hedge our exposure to energy cost volatility included both natural gas and electricity hedges. For natural gas, approximately 70% of our forecasted domestic requirements are hedged through 2011, approximately 50% of our domestic requirements are hedged for 2012, and about 10% of our domestic requirements are hedged for 2013. The net mark-to-market valuation of these outstanding natural gas hedges at September 30, 2011 was an unrealized pre-tax loss of $9.3 million, comprised of $8.3 million in accrued liabilities, and $1.0 million in other long-term liabilities on the balance sheet. For the three months ended September 30, 2011, the effects of natural gas hedging activity increased cost of sales by $2.7 million. For electricity usage in our Western Pennsylvania operations, we have hedged approximately 45% of our on-peak and off-peak forecasted requirements for 2011 and approximately 30% for 2012. The net mark-to-market valuation of the electricity hedges was an unrealized pre-tax loss of $0.8 million, comprised of $0.1 million included in prepaid expenses and other current assets, $0.8 million in accrued liabilities, and $0.1 million in other long-term liabilities on the balance sheet. The effects of the hedging activity will be recognized in income over the designated hedge periods.

Volatility of Raw Material Prices. We use raw materials surcharge and index mechanisms to offset the impact of increased raw material costs; however, competitive factors in the marketplace can limit our ability to institute such mechanisms, and there can be a delay between the increase in the price of raw materials and the realization of the benefit of such mechanisms. For example, in 2010 we used approximately 95 million pounds of nickel; therefore, a hypothetical change of $1.00 per pound in nickel prices would result in increased costs of approximately $95 million. In addition, in 2010 we also used approximately 780 million pounds of ferrous scrap in the production of our flat-rolled products and a hypothetical change of $0.01 per pound would result in increased costs of approximately $8 million. While we enter into raw materials futures contracts from time-to-time to hedge exposure to price fluctuations, such as for nickel, we cannot be certain that our hedge position adequately reduces exposure. We believe that we have adequate controls to monitor these contracts, but we may not be able to accurately assess exposure to price volatility in the markets for critical raw materials.

The majority of our products are sold utilizing raw material surcharges and index mechanisms. However as of September 30, 2011, we had entered into financial hedging arrangements primarily at the request of our customers related to firm orders for approximately 5% of our total annual nickel requirements, primarily with settlements in 2011 and 2012. A minor amount of nickel hedges extend into 2014. Any gain or loss associated with these hedging arrangements is included in cost of sales. At September 30, 2011, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax loss of $6.2 million, comprised of $0.1 million included in prepaid expenses and other current assets, $0.1 million in other long-term assets, and $6.2 million in accrued liabilities and $0.2 million in long-term other liabilities on the balance sheet.

Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies expected to be received from our export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk. We may also enter into foreign currency forward contracts that are not designated as hedges, which are denominated in the same foreign currency in which export sales are denominated. At September 30,

2011, the outstanding financial derivatives, including both hedges and undesignated derivatives, that are used to manage our exposure to foreign currency, primarily euros, represented approximately 10% of our forecasted total international sales through 2013. In addition, we may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At September 30, 2011, the net mark-to-market valuation of the outstanding foreign currency forward contracts was a net asset of $5.6 million, of which $5.0 million is included in prepaid expenses and other current assets, $1.2 million was included other long-term assets, and $0.6 million in accrued liabilities on the balance sheet.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2011, and they concluded that these disclosure controls and procedures are effective.

(b)	Changes in Internal Controls

On May 9, 2011, we completed our acquisition of Ladish. See Note 2, “Acquisition of Business” in the notes to the consolidated financial statements in this quarterly report for a discussion of the acquisition, which was not material to ATI’s historical results of operations or financial condition. While management does not expect significant changes to our financial reporting processes and related internal controls as a result of the Ladish acquisition, we are currently in the process of evaluating the internal controls and procedures of Ladish, and it will take time for us to fully complete the integration of Ladish’s internal controls over financial reporting. Except with respect to our acquisition of Ladish, there was no change in our internal control over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2011, conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ALLEGHENY TECHNOLOGIES INCORPORATED

(Registrant)

Date: November 4, 2011	By	/s/ Dale G. Reid
Dale G. Reid Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: November 4, 2011	By	/s/ Karl D. Schwartz

Karl D. Schwartz Controller and Principal Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document