Form 10-K
period 2011-12-31
ALLEGHENY TECHNOLOGIES INC
filed 2012-02-27
CIK 1018963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the fiscal year ended December 31, 2011

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from                     to

Commission file number 1-12001

ALLEGHENY TECHNOLOGIES INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	25-1792394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1000 Six PPG Place, Pittsburgh, Pennsylvania	15222-5479
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (412) 394-2800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.10 Par Value	New York Stock Exchange

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

Yes  ☐    No  ☑

On February 13, 2012, the Registrant had outstanding 106,700,085 shares of its Common Stock.

The aggregate market value of the Registrant’s voting stock held by non-affiliates at June 30, 2011 was approximately $6.7 billion, based on the closing price per share of Common Stock on June 30, 2011 of $63.47 as reported on the New York Stock Exchange. Shares of Common Stock known by the Registrant to be beneficially owned by directors and officers of the Registrant subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are not included in the computation. The Registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Exchange Act.

Documents Incorporated By Reference

Selected portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2012 are incorporated by reference into Part III of this Report.

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

Our Business

Allegheny Technologies is one of the largest and most diversified specialty metals producers in the world. We use innovative technologies to offer growing global markets a wide range of specialty metals solutions. Our products include titanium and titanium alloys, nickel-based alloys and superalloys, zirconium, hafnium and niobium, advanced powder alloys, stainless and specialty steel alloys, grain-oriented electrical steel, tungsten-based materials and cutting tools, carbon alloy impression die forgings, and large grey and ductile iron castings. Our specialty metals are produced in a wide range of alloys and product forms and are selected for use in applications that demand metals having exceptional hardness, toughness, strength, resistance to heat, corrosion or abrasion, or a combination of these characteristics. The acquisition of Ladish Co., Inc. (now ATI Ladish) on May 9, 2011 added advanced forgings, titanium investment castings and precision finishing capabilities to ATI’s product portfolio. Results for ATI Ladish, which principally serves the aerospace & defense market, are included in the High Performance Metals segment from the acquisition date. ATI is a fully integrated supplier from raw material (for titanium) and melt (for other specialty alloy systems) through highly engineered finished components.

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

Our titanium alloy, nickel-based alloy, and specialty alloy precision forgings and titanium investment castings are used in aerospace jet engine and airframe applications.

ATI also offers tungsten cutting tools and machining for difficult-to-machine specialty metals, such as titanium alloys, nickel-based superalloys, and specialty alloys used in airframe, jet engine, and armor applications.

We continuously seek to develop innovative new alloys to better serve the needs of this end use market. For example, we developed ATI 718 Plus® alloy, a new nickel-based superalloy that can withstand higher temperatures than the standard 718 superalloy, for use in legacy jet engines and the next generation of fuel efficient jet engines. We also developed ATI 425® alloy sheet, a new cold-rollable titanium alloy, that is an alternative to the most popular high-strength titanium alloys, for use in airframe components. ATI 425® — MIL titanium is an innovative new armor alloy that has the advantage of superior formability as compared to conventional high-strength titanium alloys.

Demand for our products by the aerospace and defense market has increased significantly over the last several years. Based on current forecasts and existing backlogs reported by the two manufacturers of large commercial aircraft, we expect to benefit from increased production schedules for legacy and next-generation aircraft, and increased demand for aftermarket jet engine spare parts.

Oil and Gas and Chemical Process Industry. The environments in which oil and gas can be found in commercial quantities have become more challenging, involving deep offshore wells, high pressure and temperature conditions, sour wells and unconventional sources, such as oil and gas shale, liquid natural gas, oil sands, and enhanced oil recovery of existing fields. Challenging offshore environments are in remote locations that are further off the continental shelf, including arctic and tropic locations, often one mile or more below the water’s surface. The requirements for equipment, which could operate for up to 30 years in these environments, require the specialty metals that we produce.

All of our business segments produce specialty metals that are critical to the oil and gas industry and the chemical process industry. Our specialty metals, including titanium and titanium alloys, nickel-based alloys, zirconium alloys, stainless and duplex alloys and other specialty alloys, have the strength and corrosion resistant properties necessary for difficult environments. Global demand for these materials is increasing, particularly in growing markets in Asia, the Middle East, North Africa and South America. Demand for these products in North America is growing due to increased activity in oil and gas shale reserves.

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

For electrical power generation, our specialty metals, corrosion resistant alloys (CRAs) and ductile iron castings are used in coal, nuclear, natural gas, and wind power applications. In coal-fired plants, our CRAs are used for pipe, tube, and heat exchanger applications in water systems in addition to pollution control scrubbers. Our CRAs are also used in water systems for nuclear power plants. For nuclear power plants, we are an industry pioneer in producing reactor-grade zirconium and hafnium alloys used in nuclear fuel cladding and structural components. We are a technology leader for large diameter nickel-based superalloys used in natural gas land-based turbines for power generation. For renewable energy generation, our alloys are used for solar and geothermal applications. We are also one of a few U.S. producers of very large ductile iron castings used for wind turbines.

ATI is a premier supplier of certified nuclear-grade alloys and specialty alloys for applications that range from the reactor core to steam water systems to spent-fuel storage, transportation and repository activities. ATI has been a part of the nuclear energy market since the first commercial nuclear energy reactor was built in the United States. We have expanded our production capabilities and capacity to support expected growth of the nuclear energy market. We have developed Nushield™ products, a new line of borated stainless alloys that begin with our advanced powder metals and are used for spent nuclear fuel applications.

For electrical power distribution, our grain-oriented electrical steel (GOES) is used in large and small power transformers, where electrical conductivity and magnetic properties are important. In January 2010, the U.S. Department of Energy (DOE) began requiring more efficient transformers, which increases premium grade GOES usage per transformer. ATI is a leading producer of these premium grades of GOES. In February 2011, the U.S. DOE proposed a rule that would further raise transformer efficiency standards effective January 2016. This new rule calls for the continued use of GOES in large and small power distribution transformers.

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

Enhancing and Expanding Our Manufacturing Capabilities and Capacity. Demand for our products from the aerospace and defense, oil and gas, chemical process industry, electrical energy, and medical markets increased significantly over the last several years. We have been undertaking a multi-phase program to enhance and expand our capabilities and capacities to produce premium specialty metals aimed at these strategic markets. Over the last eight years we have invested approximately $3.3 billion of internally generated funds to renew and expand our annual titanium sponge production capabilities to approximately 46 million pounds; expand our premium titanium alloy melt and remelt capacity; expand our nickel-based alloy and superalloy melt and remelt capacity; expand our titanium and specialty alloy plate capacity; expand our premium titanium and nickel-based superalloy forging capacity; and double our annual reactor-grade zirconium sponge capacity to 8 million pounds. We believe these investments strengthen and enhance ATI’s leadership position in the production of advanced specialty metals.

Business Segments

We operate in the following three business segments, which accounted for the following percentages of total revenues of $5.18 billion, $4.05 billion, and $3.05 billion for the years ended December 31, 2011, 2010, and 2009, respectively:

	00000000	00000000	00000000
	2011	2010	2009

High Performance Metals	38%	33%	42%
Flat-Rolled Products	52%	58%	50%
Engineered Products	10%	9%	8%

Information with respect to our business segments is presented below and in Note 14 of the Notes to the Consolidated Financial Statements.

High Performance Metals Segment

Our High Performance Metals segment produces, converts and distributes a wide range of high performance alloys, including nickel- and cobalt-based alloys and superalloys, titanium and titanium-based alloys, exotic metals such as zirconium, hafnium, niobium, nickel-titanium, and their related alloys, and other specialty alloys, primarily in long product forms such as ingot, billet, bar, shapes and rectangles, rod, wire, seamless tube, and castings. We also produce nickel-based alloys and superalloys, titanium alloys, and specialty metal powders, and semi-finished near-net-shape products from these advanced powder alloys. Through the acquisition of ATI Ladish, we produce precision forgings, castings and machined parts. We are integrated from raw materials (sponge) to melt, remelt, finish processing, forging, investment casting, and machining in our titanium and titanium alloys, and zirconium and hafnium alloys products. The major end markets served by our High Performance Metals segment are aerospace and defense, oil and gas, chemical process industry, electrical energy, and medical. Most of the products in our High Performance Metals segment are sold directly to end-use customers. A significant portion of our High Performance Metals segment products are sold under multi-year agreements. The operating units in this segment are ATI Allvac, ATI Allvac Ltd (U.K.), ATI Ladish, ATI Wah Chang, and ATI Powder Metals.

Approximately 64% of High Performance Metals segment revenue is derived from the aerospace and defense market. Demand for our products is driven primarily by the commercial aerospace cycle. Large aircraft and aircraft engines are manufactured by a small number of companies, such as The Boeing Company, Airbus S.A.S. (an EADS company), Bombardier Aerospace (a division of Bombardier Inc.), and Embraer (Empresa Brasileira de Aeronáutica S.A.) for airframes, and GE — Aviation (a division of General Electric Company), Rolls-Royce plc, Pratt & Whitney (a division of United Technologies Corporation), Snecma (SAFRAN Group), and various joint ventures that manufacture jet engines. These companies and their suppliers form a substantial part of our customer base in this business segment. ATI supplies the aerospace and defense supply chain with nickel- and cobalt-based alloys and superalloys, titanium alloys, vacuum-melted specialty alloys, and advanced powder alloys for commercial and military jet engines, for both original engines and spare parts. For commercial and military airframe and structural parts, ATI manufactures titanium alloys, vacuum-melted specialty alloys, and high-strength stainless alloys. The loss of one or more of our customers in the aerospace and defense market could have a material adverse effect on ATI’s results of operations and financial condition.

Flat-Rolled Products Segment

Our Flat-Rolled Products segment produces, converts and distributes stainless steel, nickel-based alloys and superalloys, titanium and titanium-based alloys and specialty alloys in a variety of product forms, including plate, sheet, engineered strip, and Precision Rolled Strip® products, as well as grain-oriented electrical steel sheet. The major end markets for our flat-rolled products are oil and gas, chemical process industry, electrical energy, automotive, food equipment and appliances, construction and mining, aerospace and defense, and electronics, communication equipment and computers. The operations in this segment are ATI Allegheny Ludlum, the Chinese joint venture company known as Shanghai STAL Precision Stainless Steel Company Limited (STAL), in which we hold a 60% interest, and our 50% interest in the industrial titanium joint venture known as Uniti LLC. The remaining 40% interest in STAL is owned by the Baosteel Group, a state authorized investment company whose equity securities are publicly traded in the People’s Republic of China. The remaining 50% interest in Uniti LLC is held by Verkhnaya Salda Metallurgical Production Association (VSMPO), a Russian producer of titanium, aluminum, and specialty steel products.

Stainless steel, nickel-based alloys and titanium sheet products are used in a wide variety of industrial and consumer applications. In 2011, approximately 50% by volume of our stainless sheet products were sold to independent service centers, which have slitting, cutting or other processing facilities, with the remainder sold directly to end-use customers.

Engineered strip and very thin Precision Rolled Strip® products are used by customers to fabricate a variety of products primarily in the automotive, construction, and electronics markets. In 2011, approximately 90% by volume of our engineered strip and Precision Rolled Strip products were sold directly to end-use customers or through our own distribution network, with the remainder sold to independent service centers.

Stainless steel, nickel-based alloy and titanium plate products are primarily used in industrial markets. In 2011, approximately 50% by volume of our plate products were sold to independent service centers, with the remainder sold directly to end-use customers.

Grain-oriented electrical steel is used in power transformers where electrical conductivity and magnetic properties are important. Nearly all of our grain-oriented electrical steel products are sold directly to end-use customers.

Engineered Products Segment

The principal business of our Engineered Products segment includes the production of tungsten powder, tungsten heavy alloys, tungsten carbide materials, and tungsten carbide cutting tools. We are integrated from the raw materials (ammonium paratungstate (APT)) to the manufacture of our tungsten-based products. The segment also produces carbon alloy steel impression die forgings, and large grey and ductile iron castings, and provides precision metals processing services. The operating units in this segment are ATI Tungsten Materials, ATI Portland Forge, ATI Casting Service and ATI Precision Finishing.

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

We face competition from both domestic and foreign companies. Some of our foreign competitors are either directly or indirectly government subsidized. In 1999, the United States imposed antidumping and countervailing duties on dumped and subsidized imports of stainless steel sheet and strip in coils and stainless steel plate in coils from companies in ten foreign countries. The antidumping and countervailing duty orders are subject to periodic review and were reviewed in 2011 by the U.S. Department of Commerce and the U.S. International Trade Commission to determine whether the orders should remain in place for another five years. The agencies decided that nine such orders against five countries will continue in effect. We continue to monitor unfairly traded imports from foreign producers for appropriate action.

Major Competitors

Nickel-based alloys and superalloys and specialty steel alloys

•	Carpenter Technology Corporation: A

•	Special Metals Corporation, a Precision Castparts Corp. company: C

•	Haynes International, Inc.: B

•	Inoxum (part of ThyssenKrupp AG) (Germany): C

Titanium and titanium-based alloys

•	Titanium Metals Corporation: C

•	RMI Titanium, an RTI International Metals Company: C

•	VSMPO — AVISMA (Russia): A

Precision forgings and titanium investment castings

•	Precision Castparts Corp.: A

•	Firth Rixson Limited (United Kingdom): A

•	Aubert & Duval, a group member of Eramet (France): A

Exotic alloys

•	Cezus, a group member of AREVA (France): A

•	HC Stark: A

•	Western Zirconium Plant of Westinghouse Electric Company, owned by Toshiba Corporation: A

Stainless steel

•	AK Steel Corporation: B

•	North American Stainless (NAS), owned by Acerinox S.A. (Spain): B

•	Inoxum (part of ThyssenKrupp AG) USA: B

•	Outokumpu Stainless Plate Products, owned by Outokumpu Oyj (Finland): B

•	Imports from

•	Aperam (formerly part of Arcelor Mittal) (France, Belgium and Germany): B

•	Inoxum (part of ThyssenKrupp AG (Germany) including Mexinox S.A. de C.V., group member (Mexico)): B

•	Ta Chen International Corporation (Taiwan): B

•	Various Chinese producers: B

Tungsten and tungsten carbide products

•	Kennametal Inc.: D

•	Iscar (Israel): D

•	Sandvik AB (Sweden): D

•	Seco Tools AB (Sweden), owned by Sandvik A B: D

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

Purchase prices of certain principal raw materials have been volatile. As a result, our operating results may be subject to significant fluctuation. We use raw materials surcharge and index mechanisms to offset the impact of increased raw material costs; however, competitive factors in the marketplace may limit our ability to institute such mechanisms, and there can be a delay between the increase in the price of raw materials and the realization of the benefit of such mechanisms. For example, in 2011 we used approximately 95 million pounds of nickel; therefore a hypothetical increase of $1.00 per pound in nickel prices would result in increased costs of approximately $95 million. We also used approximately 810 million pounds of ferrous scrap in the production of our flat-rolled products in 2011, so that a hypothetical increase of $0.01 per pound in ferrous scrap prices would result in increased costs of approximately $8 million.

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

We purchase our nickel requirements principally from producers in Australia, Canada, Norway, Russia, and the Dominican Republic. Zirconium raw materials are primarily purchased from the U.S. and China. Cobalt is purchased primarily from producers in Canada. More than 80% of the world’s reserves of ferrochromium are located in South Africa, Zimbabwe, Albania, and Kazakhstan. We also purchase titanium sponge from sources in Kazakhstan and Japan.

Export Sales and Foreign Operations

Direct international sales represented approximately 35% of our total annual sales in 2011, 32% of our total sales in 2010, and 31% of our total sales in 2009. These figures include direct export sales by our U.S.-based operations to customers in foreign countries, which accounted for approximately 26% of our total sales in 2011, 23% of our total sales in 2010, and 22% of our total sales in 2009. Our overseas sales, marketing and distribution efforts are aided by our international marketing and distribution offices, ATI Europe, ATI Europe Distribution, and ATI Asia, or by independent representatives located at various locations throughout the world. We believe that at least 50% of ATI’s 2011 sales were driven by global markets when we consider exports of our customers. Direct sales by geographic area in 2011, and as a percentage of total sales, were as follows:

	00000000	00000000
(In millions)
United States	$3,368.9	65%
Europe	1,048.9	20%
Far East	512.6	10%
Canada	131.8	3%
South America, Middle East and other	120.8	2%
Total sales	$5,183.0	100%

ATI Allvac Ltd has manufacturing capabilities for melting, remelting, forging and finishing nickel-based alloys and specialty alloys in the United Kingdom. ATI Tungsten Materials, which has manufacturing capabilities in the United Kingdom and Switzerland, sells high precision threading, milling, boring and drilling components, tungsten carbide burrs, rotary tooling and specialty abrasive wheels and discs for the European market from locations in the United Kingdom, Switzerland, Germany, France, and Italy. ATI Ladish has manufacturing capabilities for precision forging and machining in Poland, primarily serving the construction, transportation and aerospace markets. Our STAL joint venture in the People’s Republic of China produces Precision Rolled Strip products, which enables us to offer these products more effectively to markets in China and other Asian countries. Our Uniti LLC joint venture allows us to offer titanium products to industrial markets more effectively worldwide.

Backlog, Seasonality and Cyclicality

Our backlog of confirmed orders was approximately $2.1 billion at December 31, 2011 and $1.5 billion at December 31, 2010. We expect that approximately 82% of confirmed orders on hand at December 31, 2011 will be filled during the year ending December 31, 2012. Backlog of confirmed orders of our High Performance Metals segment was approximately $1.5 billion at December 31, 2011 and $0.7 billion at December 31, 2010. We expect that approximately 85% of the confirmed orders on hand at December 31, 2011 for this segment will be filled during the year ending December 31, 2012. Backlog of confirmed orders of our Flat-Rolled Products segment was approximately $0.5 billion at December 31, 2011 and $0.7 billion at December 31, 2010. We expect that 70% of the confirmed orders on hand at December 31, 2011 for this segment will be filled during the year ending December 31, 2012.

Generally, our sales and operations are not seasonal. However, demand for our products is cyclical over longer periods because specialty metals customers operate in cyclical industries and are subject to changes in general economic conditions and other factors both external and internal to those industries.

Research, Development and Technical Services

We believe that our research and development capabilities give ATI an advantage in developing new products and manufacturing processes that contribute to the profitable growth potential of our businesses on a long-term basis. We conduct research and development at our various operating locations both for our own account and, on a limited basis, for customers on a contract basis. Research and development expenditures for each of our three segments for the years ended December 31, 2011, 2010, and 2009 included the following:

	00000000	00000000	00000000
(In millions)	2011	2010	2009
Company-Funded:
High Performance Metals	$10.8	$11.9	$14.5
Flat-Rolled Products	6.2	1.9	1.8
Engineered Products	2.3	2.7	3.0

	$19.3	$16.5	$19.3

Customer-Funded:
High Performance Metals	$ 1.5	$ 0.8	$ 0.3

Total Research and Development	$20.8	$17.3	$19.6

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

Our Corporate Guidelines for Business Conduct and Ethics address compliance with environmental laws as well as employment and workplace safety laws, and also describe our commitment to equal opportunity and fair treatment of employees. We continued to realize significant progress in safety across ATI’s operations during 2011. As a result of our continuing focus on and commitment to safety, in 2011 our OSHA Total Recordable Incident Rate was 2.61 and our Lost Time Case Rate was 0.47, which we believe to be competitive with world class performance.

Employees

We have approximately 11,400 full-time employees, of which approximately 15% are located outside the United States. Approximately 47% of our workforce is covered by various collective bargaining agreements, principally with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USW”). During 2011, we finalized new collective bargaining agreements with USW-represented production, office and maintenance employees at our Allegheny Ludlum operations in the Flat-Rolled Products segment that extend through June 30, 2015. We also finalized new six-year collective bargaining agreements for represented employees at ATI Ladish Forging, which will take effect as the current agreement with each bargaining unit expires, and extend to either 2018 or 2019, as applicable. There are no significant collective bargaining agreements that expire in 2012.

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

Executive Management, Including Executive Officers under Federal Securities Laws

The following are members of the Company’s executive management, including executive officers under the federal securities laws, as of February 13, 2012:

Name	Age	Title

Richard J. Harshman*	55	Chairman, President and Chief Executive Officer
Dale G. Reid*	56	Executive Vice President, Finance and Chief Financial Officer
Hunter R. Dalton*	57	Executive Vice President, Long Products and President, ATI Allvac
Terry L. Dunlap*	52	Executive Vice President, Flat-Rolled Products and President, ATI Allegheny Ludlum
David M. Hogan*	65	Executive Vice President, Engineered Products Segment
John D. Sims	52	Executive Vice President, Primary Metals and Exotic Alloys and President, ATI Wah Chang
Gary J. Vroman	52	Executive Vice President, High Performance Forgings and Castings
Elliot S. Davis*	50	Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary
Carl R. Moulton	64	Senior Vice President, International
Karl D. Schwartz*	48	Controller and Chief Accounting Officer

*	Such individuals are subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended.

Set forth below are descriptions of the business background for the past five years of the Company’s executive officers and management.

Richard J. Harshman became Chairman, President and Chief Executive Officer on May 1, 2011. Mr. Harshman was President and Chief Operating Officer from August 2010 to May 2011. Prior to that, he served as Executive Vice President, Finance and Chief Financial Officer from October 2003 to August 2010. Mr. Harshman was Senior Vice President, Finance from December 2001 to October 2003 and Vice President, Finance from December 2000 to December 2001. Prior to that, he was Vice President, Investor Relations and Corporate Communications. Previously, he had served in a number of financial management roles for Allegheny Technologies Incorporated and Teledyne, Inc.

Dale G. Reid was named Executive Vice President, Finance and Chief Financial Officer on May 1, 2011. Previously, Mr. Reid served as Senior Vice President, Finance and Principal Financial Officer from August 2010 until May 2011. Mr. Reid is responsible for ATI’s strategic sourcing and information technologies shared services and the world-wide accounting, treasury, tax, and internal audit functions. Mr. Reid also chairs the corporate pension investment committee. Previously, he served as Vice President, Controller, Chief Accounting Officer, and Treasurer from December 2003 to August 2010.

Hunter R. Dalton became Executive Vice President, Long Products on May 1, 2011. He has served as President, ATI Allvac since April 2008. Previously, he served as Group President, ATI Long Products from October 2008 to May 2011. From November 2003 to April 2008, Mr. Dalton served as Senior Vice President of Sales and Marketing for ATI Allvac.

Terry L. Dunlap became Executive Vice President, Flat-Rolled Products on May 1, 2011. He has served as President, ATI Allegheny Ludlum since November 2002. Previously, he served as Group President, ATI Flat-Rolled Products from October 2008 to May 2011.

David M. Hogan became Executive Vice President, Engineered Products Segment on May 1, 2011. Previously, he served as Group President, Engineered Products from April 2007 to May 2011. Mr. Hogan also served as President of ATI Tungsten Materials from 1997 to June 2010.

John D. Sims became Executive Vice President, Primary Metals and Exotic Alloys on May 1, 2011. He has served as President, ATI Wah Chang since October 2008. Previously, Mr. Sims was Group President, ATI Primary Metals and Exotic Alloys beginning from February 2011 to May 2011. Mr. Sims advanced through a variety of positions with technical and operational responsibility since joining the Company in 1996.

Gary J. Vroman became Executive Vice President, High Performance Forgings and Castings in June 2011. Mr. Vroman has served as President, ATI Ladish since May 2011, upon ATI’s completion of the Ladish acquisition. Previously, Mr. Vroman was the President and Chief Executive Officer of Ladish Co., Inc.

Elliot S. Davis became Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary on May 1, 2011. Previously, Mr. Davis was Vice President and General Counsel beginning from August 2010 to May 2011. Previously, he served as Assistant General Counsel since 2008 when he joined the Company. Mr. Davis had previously been a partner of K&L Gates LLP, where he practiced for nearly 20 years in their corporate, mergers and acquisitions and securities group.

Carl R. Moulton was named Senior Vice President, International on May 1, 2011. Previously, Mr. Moulton served as Vice President, International since March 2009. Prior to that, Mr. Moulton was President of Uniti LLC since its formation in 2003.

Karl D. Schwartz is Controller and Chief Accounting Officer and has served in that role since May 2011. Previously, Mr. Schwartz served as Controller and Principal Accounting Officer since August 2010. Prior to that, Mr. Schwartz had served as Assistant Controller since April 2002, when he joined the Company.

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

Risks Associated with Strategic Capital Projects. From time-to-time, we undertake strategic capital projects in order to enhance, expand and/or upgrade our facilities and operational capabilities. For instance, over the past five years we have undertaken major expansions of our titanium and premium-melt nickel-based alloy, superalloy and specialty alloy production capabilities, and commenced construction of a new advanced specialty metals hot rolling and processing facility. Our ability to achieve the anticipated increased revenues or otherwise realize acceptable returns on these investments or other strategic capital projects that we may undertake is subject to a number of risks, many of which are beyond our control, including a variety of market, operational, permitting, and labor related factors. In addition, the cost to implement any given strategic capital project ultimately may prove to be greater than originally anticipated. If we are not able to achieve the anticipated results from the implementation of any of our strategic capital projects, or if we incur unanticipated implementation costs, our results of operations and financial position may be materially adversely affected.

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

Volatility of Raw Material Costs. The prices for many of the raw materials we use have been extremely volatile. Since we value most of our inventory utilizing the last-in, first-out (LIFO) inventory costing methodology, a rapid rise in raw material costs has a negative effect on our operating results. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. For example in 2010, the increase in raw material costs on the LIFO inventory valuation method resulted in cost of sales which was $60.2 million higher than would have been recognized if we utilized the FIFO methodology to value our inventory. Conversely, in 2011, the decrease in raw material costs on the LIFO inventory valuation method resulted in cost of sales which were $9.3 million lower than would have been recognized if we utilized the FIFO methodology to value our inventory. In a period of rising raw material prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. However, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold.

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

With respect to proceedings brought under the federal Superfund laws, or similar state statutes, we have been identified as a potentially responsible party (PRP) at approximately 36 of such sites, excluding those at which we believe we have no future liability. Our involvement is limited or de minimis at approximately 27 of these sites, and the potential loss exposure with respect to any of the remaining 9 individual sites is not considered to be material.

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

We believe that we operate our businesses in compliance in all material respects with applicable environmental laws and regulations. However, from time-to-time, we are a party to lawsuits and other proceedings involving alleged violations of, or liabilities arising from environmental laws. When our liability is probable and we can reasonably estimate our costs, we record environmental liabilities in our financial statements. In many cases, we are not able to determine whether we are liable, or if liability is probable, to reasonably estimate the loss or range of loss. Estimates of our liability remain subject to additional uncertainties, including the nature and extent of site contamination, available remediation alternatives, the extent of corrective actions that may be required, and the participation number and financial condition of other PRPs, as well as the extent of their responsibility for the remediation. We intend to adjust our accruals to reflect new information as appropriate. Future adjustments could have a material adverse effect on our results of operations in a given period, but we cannot reliably predict the amounts of such future adjustments. At December 31, 2011, our reserves for environmental matters totaled approximately $15 million. Based on currently available information, we do not believe that there is a reasonable possibility that a loss exceeding the amount already accrued for any of the sites with which we are currently associated (either individually or in the aggregate) will be an amount that would be material to a decision to buy or sell our securities. Future developments, administrative actions or liabilities relating to environmental matters, however, could have a material adverse effect on our financial condition or results of operations.

Risks Associated with Current or Future Litigation and Claims. A number of lawsuits, claims and proceedings have been or may be asserted against us relating to the conduct of our currently and formerly owned businesses, including those pertaining to product liability, patent infringement, commercial, government contracting work, employment, employee and retiree benefits, taxes, environmental, health and safety and occupational disease, and stockholder matters. Due to the uncertainties of litigation, we can give no assurance that we will prevail on all claims made against us in the lawsuits that we currently face or that additional claims will not be made against us in the future. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to us, we do not believe that the disposition of any such pending matters is likely to have a material adverse effect on our financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on our results of operations for that period. Also, we can give no assurance that any other matters brought in the future will not have a material effect on our financial condition, liquidity or results of operations.

Labor Matters. We have approximately 11,400 full-time employees, of which approximately 15% are located outside the United States. Approximately 47% of our workforce is covered by various collective bargaining agreements, principally with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USW”). During 2011, we finalized new collective bargaining agreements with USW-represented production, office and maintenance employees at our Allegheny Ludlum operations in the Flat-Rolled Products segment that extend through June 30, 2015. We also finalized new six-year collective bargaining agreements for represented employees at ATI Ladish Forging, which will take effect as the current agreement with each bargaining unit expires, and extend to either 2018 or 2019, as applicable.

Generally, collective bargaining agreements that expire may be terminated after notice by the union. After termination, the union may authorize a strike. A strike by the employees covered by one or more of the collective bargaining agreements could have a materially adverse effect on our operating results. There can be no assurance that we will succeed in concluding collective bargaining agreements with the unions to replace those that expire.

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

Risks Associated with Retirement Benefits. At December 31, 2011, our U.S. qualified defined benefit plan was approximately 84% funded and we are not required to make any contribution to this plan in 2012. However, we may be required to fund the U.S. qualified defined benefit pension plan in the years beyond 2012 depending upon the value of plan investments and obligations in the future and changes in laws or regulations that govern pension plan funding. Depending on the timing and amount, a requirement that we fund our U.S. qualified defined benefit pension plan could have a material adverse effect on our results of operations and financial condition.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal domestic facilities for our high performance metals include titanium sponge production, melting operations, and production facilities that include processing and finishing operations. Titanium sponge production facilities are located at Rowley, UT and Albany, OR. Domestic melting operations are located in Monroe, NC, Bakers, NC, and Lockport, NY (vacuum induction melting, vacuum arc re-melt, electro-slag re-melt, plasma melting); Richland, WA (electron beam melting); and Albany, OR (vacuum arc re-melt). Production of high performance metals, most of which are in long product form, takes place at our domestic facilities in Monroe, NC, Lockport, NY, Richburg, SC, Albany, OR, and Oakdale, PA. Our production of exotic alloys takes place at facilities located in Albany, OR, Huntsville, AL, and Frackville, PA. Our production of highly engineered forgings, castings, and machined components takes place at facilities in Cudahy and Coon Valley, WI, Windsor, CT, Albany, OR, and Irvine, CA.

Our principal domestic locations for melting stainless steel and other flat-rolled specialty metals are located in Brackenridge, Midland and Latrobe, PA. Hot rolling of material is performed at our domestic facilities in Brackenridge, Washington and Houston, PA. Finishing of our flat-rolled products takes place at our domestic facilities located in Brackenridge, Bagdad, Vandergrift, Midland and Washington, PA, and in Wallingford and Waterbury, CT, New Castle, IN, New Bedford, MA, and Louisville, OH. We are constructing a new advanced specialty metals hot rolling and processing facility for our Flat-Rolled Products business segment at our existing Brackenridge, PA site. This investment, which is expected to be completed by the end of 2013, is designed to produce exceptional quality, thinner, and wider hot-rolled coils at reduced cost with shorter lead times and require lower working capital requirements.

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

Substantially all of our properties are owned, and three of our properties are subject to mortgages or similar encumbrances securing borrowings under certain industrial development authority financings.

We also own or lease facilities in a number of foreign countries, including France, Germany, Switzerland, United Kingdom, Poland, and the People’s Republic of China. We own and/or lease and operate facilities for melting and re-melting, machining and bar mill operations, laboratories and offices located in Sheffield, England. We own highly engineered forging and machining operations in Stalowa Wola, Poland. Through our STAL joint venture, we operate facilities for finishing Precision Rolled Strip products in the Xin-Zhuang Industrial Zone, Shanghai, China.

Our executive offices, located in PPG Place in Pittsburgh, PA, are leased.

Although our facilities vary in terms of age and condition, we believe that they have been well maintained and are in sufficient condition for us to carry on our activities.

Item 3. Legal Proceedings

In December 2008, the Environmental Protection Agency (EPA) sent a subsidiary of the Company a notice of violation (NOV) alleging violations of rules governing the management of hazardous wastes at the entity’s Albany, Oregon facility. In May 2010, the EPA sent a second NOV alleging additional violations of hazardous waste rules arising out of related circumstances, and a separate NOV to another subsidiary, which alleged violations of the hazardous waste rules at their Albany, Oregon facility. The Company and the EPA are discussing resolution of these NOVs.

We become involved from time-to-time in various lawsuits, claims and proceedings relating to the conduct of our current and formerly owned businesses, including those pertaining to product liability, patent infringement, commercial, employment, employee and retiree benefits, taxes, environmental, health and safety and occupational disease, and stockholder matters. While we cannot predict the outcome of any lawsuit, claim or proceeding, our management believes that the disposition of any pending matters is not likely to have a material adverse effect on our financial condition or liquidity. The resolution in any reporting period of one or more of these matters, including those described above, however, could have a material adverse effect on our results of operations for that period.

Information relating to legal proceedings is included in Note 17. Commitments and Contingencies of the Notes to Consolidated Financial Statements and incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Prices

Our common stock is traded on the New York Stock Exchange (symbol ATI). At February 7, 2012, there were 4,668 record holders of Allegheny Technologies Incorporated common stock. We paid a quarterly cash dividend of $0.18 per share of common stock for each quarter of 2010 and 2011. The ranges of high and low sales prices for shares of our common stock for the periods indicated were as follows:

2011	March 31	June 30	September 30	December 31

High	$69.75	$73.53	$66.39	$51.25
Low	$53.73	$57.66	$35.91	$30.79

2010	March 31	June 30	September 30	December 31

High	$56.23	$58.25	$53.41	$59.41
Low	$39.00	$44.01	$39.35	$45.19

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Set forth below is information regarding the Company’s stock repurchases during the period covered by this report, comprising shares repurchased by ATI from employees to satisfy employee-owed taxes on share-based compensation and activity under ATI’s publicly announced share repurchase program, which was formally terminated in September 2011. There were no share repurchases under this program in 2009, 2010 or 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

January 1-31, 2011	20,905	$64.35	—	$160,505,939
February 1-28, 2011	—	—	—	160,505,939
March 1-31, 2011	—	—	—	160,505,939
Quarter ended March 31, 2011	20,905	64.35	—	160,505,939

April 1-30, 2011	—	—	—	160,505,939
May 1-31, 2011	—	—	—	160,505,939
June 1-30, 2011	—	—	—	160,505,939
Quarter ended June 30, 2011	—	—	—	160,505,939

July 1-31, 2011	—	—	—	160,505,939
August 1-31, 2011	—	—	—	160,505,939
September 1-30, 2011	—	—	—	—	(a)
Quarter ended September 30, 2011	—	—	—	—

October 1-31, 2011	—	—	—	—
November 1-30, 2011	—	—	—	—
December 1-31, 2011	20,561	43.42	—	—
Quarter ended December 31, 2011	20,561	$43.42	—	$—

(a)	In September 2011, ATI’s Board of Directors approved the termination of the share repurchase program, originally approved in November 2007 for up to $500 million. Prior to the termination of this Plan, 6,837,000 shares of common stock had been purchased under this program at a cost of $339.5 million. All of these purchases were made in the open market.

Cumulative Total Stockholder Return

The graph set forth below shows the cumulative total stockholder return (i.e., price change plus reinvestment of dividends) on our common stock from December 31, 2006 through December 31, 2011 as compared to the S&P 500 Index and a Peer Group of companies. We believe the Peer Group of companies, which is defined below, is representative of companies in our industry that serve similar markets during the applicable periods. The total stockholder return for the Peer Group is weighted according to the respective issuer’s stock market capitalization at the beginning of each period. The graph assumes that $100 was invested on December 31, 2006.

Company / Index	Dec ‘06	Dec ‘07	Dec ‘08	Dec ‘09	Dec ‘10	Dec ‘11

ATI	100.00	95.82	28.76	51.57	64.44	56.61
S&P 500 Index	100.00	105.49	66.46	84.05	96.71	98.76
Peer Group	100.00	135.62	58.00	83.01	94.58	80.47

Source: Standard & Poor’s

Demand for our products is cyclical over longer periods because specialty metals customers operate in cyclical industries and are subject to changes in general economic conditions and other factors both external and internal to those industries, specifically the economic crisis of 2008. The graph set forth below shows the cumulative total stockholder return (i.e., price change plus reinvestment of dividends) on our common stock from December 31, 2008 through December 31, 2011 as compared to the S&P 500 Index and a Peer Group of companies. The graph serves as a supplement to the five year graph above and assumes that $100 was invested on December 31, 2008.

Company / Index	Dec ‘08	Dec ‘09	Dec ‘10	Dec ‘11

ATI	100.00	179.33	224.09	196.85
S&P 500 Index	100.00	126.46	145.51	148.59
Peer Group	100.00	143.13	163.09	138.76

Source: Standard & Poor’s

Peer Group companies for the cumulative three and five year total return periods ended December 31, 2011 were as follows:

AK Steel Holding Corp.	Materion Corp	Steel Dynamics Inc.
ALCOA Inc.	Nucor Corp.	Timken Co.
Carpenter Technology Corp.	Precision Castparts Corp.	Titanium Metals Corp.
Castle (A M) & Co.	Reliance Steel & Aluminum Co.	United States Steel Corp.
Commercial Metals	RTI International Metals Inc.	Universal Stainless & Alloy Products
Kennametal Inc.	Schnitzer Steel Industries - CL A	Worthington Industries

Item 6. Selected Financial Data

The following table sets forth selected volume, price and financial information for ATI. The financial information has been derived from our audited financial statements included elsewhere in this report for the years ended December 31, 2011, 2010, and 2009. The historical selected financial information may not be indicative of our future performance and should be read in conjunction with the information contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Item 8. Financial Statements and Supplementary Data.

	0000000000	0000000000	0000000000	0000000000	0000000000
For the Years Ended December 31,	2011	2010	2009	2008	2007

Volume (000’s lbs.):
High Performance Metals — titanium mill products	26,518	25,457	23,588	32,530	30,689
High Performance Metals — nickel-based and specialty alloys	47,913	37,272	32,562	42,525	44,688
High Performance — exotic alloys	4,094	4,382	5,067	5,473	5,169
Flat Rolled Products:
High value	497,079	454,874	367,195	500,375	491,891
Standard	587,648	642,255	474,950	584,389	557,016

Flat-Rolled Products total	1,084,727	1,097,129	842,145	1,084,764	1,048,907
Average Prices (per lb.):
High Performance Metals — titanium mill products	$ 22.01	$ 19.37	$ 20.92	$ 25.60	$ 30.14
High Performance Metals — nickel-based and specialty alloys	15.58	14.03	14.43	18.14	19.16
High Performance — exotic alloys	66.31	60.68	57.79	48.53	41.85
Flat Rolled Products:
High value	3.32	2.83	2.49	3.26	3.22
Standard	1.80	1.62	1.22	2.13	2.40
Flat-Rolled Products combined average	2.49	2.12	1.77	2.65	2.79

(In millions except per share amounts)
For the Years Ended December 31,	2011	2010	2009	2008	2007

Sales:
High Performance Metals	$ 1,955.9	$ 1,337.5	$ 1,300.0	$ 1,944.9	$ 2,067.6
Flat-Rolled Products	2,726.0	2,338.5	1,516.1	2,909.1	2,951.9
Engineered Products	501.1	371.8	238.8	455.7	433.0

Total Sales	$ 5,183.0	$ 4,047.8	$ 3,054.9	$ 5,309.7	$ 5,452.5

Operating profit (loss):
High Performance Metals	$ 364.5	$ 257.8	$ 234.7	$ 539.0	$ 729.1
Flat-Rolled Products	213.4	85.9	71.3	385.0	512.0
Engineered Products	34.1	12.8	(23.8)	20.9	32.1

Total operating profit	$ 612.0	$ 356.5	$ 282.2	$ 944.9	$ 1,273.2

Income before income taxes	$ 339.4	$ 125.7	$ 64.9	$ 867.7	$ 1,154.1
Net income	223.1	78.7	38.0	573.5	753.9

Less: Net income attributable to noncontrolling interests	8.8	8.0	6.3	7.6	6.8

Net income attributable to ATI	214.3	70.7	31.7	565.9	747.1

Basic net income per common share	2.09	0.73	0.33	5.71	7.35

Diluted net income per common share	1.97	0.72	0.32	5.67	7.26

(In millions except per share amounts and ratios)

	0000000000	0000000000	0000000000	0000000000	0000000000

As of and for the Years Ended December 31,	2011	2010	2009	2008	2007

Dividends declared per common share	$ 0.72	$ 0.72	$ 0.72	$ 0.72	$ 0.57

Ratio of earnings to fixed charges	3.8x	2.2x	1.5x	19.4x	25.0x

Working capital	$1,707.7	$1,324.1	$1,373.0	$1,235.5	$1,544.7

Total assets	6,046.9	4,493.6	4,346.0	4,170.4	4,095.6

Long-term debt	1,482.0	921.9	1,037.6	494.6	507.3

Total debt	1,509.3	1,063.3	1,071.1	509.8	528.2

Cash and cash equivalents	380.6	432.3	708.8	469.9	623.3

Total ATI Stockholders’ equity	2,475.3	2,040.8	2,012.2	1,957.4	2,222.0

Noncontrolling interests	96.3	88.6	77.4	71.6	57.2

Total Stockholders’ equity	2,571.6	2,129.4	2,089.6	2,029.0	2,279.2

In May 2011, we acquired Ladish Co., Inc. for $897.6 million, comprised of the issuance of 7.3 million shares of ATI common stock, which increased ATI stockholders’ equity by $513.6 million, and the payment of $384 million in cash. ATI Ladish results are included in the High Performance Metals segment from the date of the acquisition.

In 2011, we issued $500 million of 5.95% Senior Notes due January 15, 2021. A portion of the proceeds from this transaction were used to fund the cash portion of the Ladish acquisition. Additionally, in 2011 we retired the remaining $117 million of our outstanding 8.375% Notes that matured in December 2011.

ATI stockholders’ equity for 2011 included a $320.0 million net decrease for the year-end remeasurement of pensions and other postretirement benefits. ATI stockholders’ equity for 2008 included a $424.9 million net decrease for the year-end remeasurement of pensions and other postretirement benefits.

In 2009, we completed several proactive liability management actions including the issuance of $350 million of 9.375% 10-year Senior Notes and $402.5 million of 4.25% 5-year Convertible Senior Notes. Proceeds from these transactions were used to retire $183.3 million of our outstanding 8.375% Notes due in 2011 and to fund a voluntary pre-tax $350 million cash contribution to our domestic pension plan to significantly improve its funded position.

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

Overview of 2011 Financial Performance

Results for 2011 reflect our continued growth in key global markets through strategic investments, from both internal expansion and acquisitions. We acquired Ladish Co., Inc. (now ATI Ladish) in May 2011, which added advanced forgings, titanium investment castings and precision finishing capabilities to ATI’s product portfolio within our High Performance Metals business segment. Net income attributable to ATI for the full year 2011 increased to $214.3 million, or $1.97 per share, compared to $70.7 million, or $0.72 per share, for 2010. Results for 2011 included $29.6 million, net of tax, for Ladish acquisition expenses and other charges. Sales in 2011 increased 28% to $5.18 billion compared to $4.05 billion for 2010. Direct international sales for 2011 increased $530.5 million and represented 35% of our total sales. For 2011, the Flat-Rolled Products segment generated 51%, the High Performance Metals segment generated 43%, and the Engineered Products segment generated 6% of our direct international sales.

Our 2011 results reflect ATI’s position as a globally focused, diversified high-value specialty metals company with strong cash flow and liquidity, and a solid balance sheet. The aerospace and defense market and the global infrastructure markets, specifically oil and gas, chemical process industry, electrical energy, and the medical market, have been driving our performance for the last several years, and represented 70% of ATI’s 2011 sales. For 2011, sales to the aerospace and defense market grew 44% and represented 29% of our sales, as the acquisition of ATI Ladish augmented organic growth. Sales in 2011 to the oil and gas and chemical process industry markets grew 41%, representing 21% of ATI sales. Our 2011 sales to our other key growth markets also increased, with 16% growth to the electrical energy market, representing 15% of ATI sales, and 8% growth to the medical market, representing 5% of ATI sales.

In our High Performance Metals segment, sales in 2011 increased 46% to $1.96 billion, due to ATI Ladish sales and improved overall demand from the commercial aerospace jet engine market, both for new aircraft builds and replacement spares as a result of increased flight activity. Sales to the electrical energy market increased 86%, driven by demand for land-based natural gas turbines. In addition, demand increased from the oil and gas market, reflecting the trend toward directional drilling, deep water projects and sour gas projects, and in the medical market for implants and imaging equipment. Demand was lower for our materials from the chemical processing market due to project-specific activity. Operating profit for the High Performance Metals segment was $364.5 million, or 18.6% of sales, a 41% increase compared to 2010, due primarily to higher shipments for most of our products, a favorable product mix, improved selling prices and the benefits from our gross cost reductions. Operating profit was impacted by inventory fair value adjustments associated with the Ladish transaction of $27.3 million, and start-up and idle facility costs of $31.7 million associated with our primary titanium sponge operations. The start-up costs relate mostly to our Rowley, UT premium-titanium sponge facility. The facility remains on track to complete the standard grade qualification by the end of the 2012 first quarter. With stable raw material input costs, higher production rates, and improved plant efficiencies, we expect to produce more titanium sponge at lower costs in 2012, compared to 2011. Idle facility costs relate mostly to our Albany, OR titanium sponge facility, which is positioned to be back in production when warranted by market conditions.

In our Flat-Rolled Products segment, sales increased 17% to $2.73 billion primarily as a result of increased high-value product shipments to the oil and gas, chemical process industry and aerospace markets. Total product shipments decreased 1% for the full year 2011, as shipments of high-value products increased 9% while shipments of standard stainless products declined 9%. Volatile raw material costs and the resulting impact on surcharges affected customer buying behavior during the second half of the year as they managed inventory levels and the timing of purchases. Operating profit for the Flat-Rolled Products segment increased to $213.4 million, a 148% increase compared to 2010. The improvement in 2011 operating profit was due primarily to higher shipments of high value products, a better matching of raw material prices with surcharges, and the benefits from our gross cost reduction efforts. Operating results for 2011 included a LIFO inventory valuation reserve benefit of $34.7 million, compared to a $70.7 million LIFO inventory valuation charge in 2010.

In our Engineered Products segment, 2011 sales increased 35% to $501.1 million, primarily due to increased demand from all the major markets for our products: oil and gas, transportation, construction and mining, and cutting tools. The significant sales increase resulted in an operating profit of $34.1 million for 2011, a 166% increase compared to 2010.

For 2011, total segment operating profit increased 72% to $612.0 million compared to $356.5 million for 2010.

During 2011, we strengthened our positions in key global growth markets, continued to enhance our manufacturing capabilities, reduced costs, and maintained our strong balance sheet. We also realized continued success in implementing the ATI Business System, which is continuing to drive lean manufacturing throughout our operations. Our accomplishments during 2011 from these important efforts included:

•

Continued growth in our global market presence as direct international sales increased $530.3 million to represent 35% of total sales. We believe at least 50% of ATI’s 2011 sales were driven by global markets when we consider exports by our customers.

•

Continued improvement in our positions with key customers in the aerospace, oil and gas, electrical energy, and medical markets as we entered into new long-term agreements for our Mission Critical Metallics®, to reduce their supply uncertainty. In June 2011, we announced a long-term sourcing agreement through 2024 with Rolls-Royce plc for the supply of ATI 718 Plus® alloy, a nickel-based superalloy that is used in static and rotating jet engine applications. In October 2011, we announced the extension of our titanium products supply agreement with The Boeing Company through the end of 2018. The extension agreement covers value-added titanium mill products and provides opportunity for greater use of ATI’s highly engineered titanium cast and forged products.

•

Continued expansion of our industry leading technology portfolio by making important research and development investments. ATI 718 Plus® alloy, our groundbreaking nickel-based superalloy, continued to gain acceptance in the marketplace and is being used on legacy and next-generation engines. We also continued our commercial developments of ATI 425® alloy, an innovative new cold-rollable titanium alloy that is now qualified for aerospace applications, and can be used for armor and defense applications where light weight, strength and formability are critical. These products are aimed at enabling customers to manufacture near-net-shapes more quickly and at reduced costs.

•

We continued to realize significant benefits from our strategic focus on key high value specialty products, including titanium and titanium alloys, precision castings and forgings, nickel-based alloys and specialty alloys, exotic alloys, and grain-oriented electrical steel. In 2011, sales of these key high value products represented 78% of our total sales.

•

We continued to build a foundation for profitable growth. We significantly increased strategic capital investments in our businesses to support the expected long-term growth in our markets, especially for titanium and titanium alloys, nickel-based alloys and superalloys, and vacuum melted specialty alloys. Since 2004, we have transformed ATI by investing over $3.3 billion in capital expenditures and acquisitions, of which $1.2 billion was spent in 2011, to support this growth. Virtually all of these investments have been in the United States, and more than 75% has been self-funded. Significant among these investments are:

•

The acquisition of Ladish Co., Inc. (Ladish) on May 9, 2011 for $897.6 million through the issuance of 7.3 million shares of ATI common stock and payment of $384 million in cash ($349 million net of cash acquired). ATI Ladish results are included in the High Performance Metals segment from the date of the acquisition. Based in Wisconsin, ATI Ladish engineers, produces and markets high-strength, high technology forged and cast metal components for a wide variety of load-bearing and fatigue-resisting applications in the jet engine, aerospace and industrial markets, for both domestic and international customers. Ladish sales in 2010 were $403.1 million. As a result of the acquisition, ATI is now a fully integrated supplier, from raw material (for titanium) and melt through highly engineered technically complex parts, creating a more integrated, stable and sustainable supply chain for aerospace, defense and industrial markets.

•

The expansion of ATI’s aerospace quality titanium sponge production capabilities. Titanium sponge is an important raw material used to produce our titanium mill products. Our greenfield premium-grade titanium sponge (jet engine rotating parts) facility in Rowley, UT, with a total cost of approximately $500 million, continued to ramp up production during 2011, and we expect to complete the standard grade qualification process by the end of the first quarter 2012, to be followed by premium grade qualification. When this Utah sponge facility is fully operational, our total annual sponge production capacity, including our Albany, OR standard grade titanium sponge facility, is projected to be approximately 46 million pounds. These secure supply sources are intended to reduce our purchased titanium sponge and purchased titanium scrap requirements. In addition, the Utah facility will have the infrastructure in place to further expand annual capacity by approximately 18 million pounds, bringing the total annual capacity at that facility to 42 million pounds, if needed.

•

The expansion of our High Performance Metals segment production capabilities in North Carolina. Our fourth cold-hearth plasma arc melt furnace for melting premium titanium alloys is in the qualification stage and is expected to support our growth in demand for high-value products in 2012. Our titanium alloys and nickel-based alloys and superalloys forging facility, which was constructed in phases through 2009 and is now fully in service, includes a new 10,000 ton press forge and a new 700mm radial forge, both of which we believe are the largest of their kind in the world for producing these types of alloys. The facility also includes billet conditioning and finishing equipment.

•

The design and construction of a new advanced specialty metals hot-rolling and processing facility at our existing Flat-Rolled Products segment Brackenridge, PA site for approximately $1.1 billion. The facility construction is progressing on schedule, with construction expected to be completed by the end of 2013 and commissioning occurring in the first half of 2014. The new hot-rolling and processing facility is designed to be the most powerful mill in the world for production of specialty metals. It is designed to produce exceptional quality, thinner, and wider hot-rolled coils at reduced cost with shorter lead times, and require lower working capital requirements. When completed, we believe ATI’s new hot-rolling and processing facility will provide unsurpassed manufacturing capability and versatility in the production of a wide range of flat-rolled specialty metals. We expect improved productivity, lower costs, and higher quality for our diversified product mix of flat-rolled specialty metals, including nickel-based and specialty alloys, titanium and titanium alloys, zirconium alloys, Precision Rolled Strip ® products, and stainless sheet and coiled plate products. It is designed to roll and process exceptional quality hot bands of up to 78.62 inches, or 2 meters, wide.

We currently plan to spend approximately $485 million for capital expenditures in 2012, all of which we expect to fund from operating cash flow and available funds on hand, and we expect capital spending to remain at this level for each of the next few years while we complete our strategic capital projects.

•

We realized significant cash generation in 2011, with cash flow from operations of $297 million, which included investing $273 million in managed working capital to meet the needs of a significant increase in business activity. We invested $625 million in 2011, including $349 million for the Ladish acquisition and $278 million in capital expenditures.

•

We continued to maintain our strong balance sheet. In January 2011, we sold $500 million in aggregate principal amount of 5.95% Senior Notes due 2021, and realized net proceeds of $495 million. We used these proceeds primarily to finance the cash portion of the merger consideration for Ladish. During 2011, we retired $147 million of debt, including the remaining $117 million of 8.375% Notes which matured in December 2011, and we made dividend payments to ATI stockholders of $75 million.

•

Cash on hand at the end of 2011 was $381 million, a $52 million decrease from year-end 2010. At the end of 2011, our percentages of net debt to total capitalization and total debt to total capital were 31.3% and 37.9%, respectively. Our U.S. defined benefit pension plan was approximately 84% funded, and we are not required to make any contributions to this plan for 2012.

•

Our safety focus continued across all of ATI’s operations. Our OSHA Total Recordable Incident Rate was 2.61 and our Lost Time Case Rate was 0.47 per 200,000 hours worked. ATI Allegheny Ludlum facilities recently completed a streak of over 13 million hours worked without a Lost Time accident.

•

We realized continued success from the ATI Business System, which continues to drive lean manufacturing throughout our operations. In addition to the safety performance discussed above, we realized over $123 million in gross cost reductions in 2011, which exceeded our goal of $100 million. We have targeted additional gross cost reductions of at least $100 million in 2012.

Our focus is to continue to deliver value for our customers and profitable growth for our stockholders. Our outlook for the commercial aerospace market remains bullish. We expect to benefit from increased build rates for legacy and next-generation aircraft and engines, and increased demand for aftermarket jet engine spare parts, as well as from development work on future-generation jet engines. Demand for our products generally leads a change to a production build schedule by approximately 6 to 12 months.

We expect demand from the global oil and gas and chemical process industries to remain strong. ATI benefits from the trend toward horizontal and directional drilling, deep water projects, and sour gas projects. In the chemical processing industry, ATI benefits from projects requiring specialty metals that can withstand highly corrosive and hot environments.

In the electrical energy market, we expect to benefit from growing global demand for safe, clean and efficient electrical energy. Our specialty metals are used in nuclear, coal, and natural gas power generation, including pollution control equipment and spent nuclear fuel storage. Demand for our products is growing from renewables, particularly solar and geothermal power. Demand for our products from the medical market is expected to remain strong because of the aging populations in developed countries and the growth of advanced medical procedures in developing countries requiring the products that we produce. We also expect to benefit from our ongoing market and product development activities aimed at introducing innovative new ATI alloys and extending our reach into our key global markets with product forms that are new to ATI. We intend to use these improving market conditions to continue to positively differentiate ATI as a uniquely positioned, diversified, technology-driven global specialty metals producer.

Results of Operations

Sales were $5.18 billion in 2011, $4.05 billion in 2010, and $3.05 billion in 2009. Direct international sales represented approximately 35% of 2011 sales, 32% of 2010 sales, and 31% of 2009 sales.

Segment operating profit was $612.0 million in 2011, $356.5 million in 2010, and $282.2 million in 2009. Our measure of segment operating profit, which we use to analyze the performance and results of our business segments, excludes income taxes, corporate expenses, net interest expense, retirement benefit expense, other costs net of gains on asset sales and restructuring costs, if any. We believe segment operating profit, as defined, provides an appropriate measure of controllable operating results at the business segment level.

Income before tax was $339.4 million in 2011, $125.7 million in 2010, and $64.9 million in 2009. Net income attributable to ATI was $214.3 million in 2011, $70.7 million for 2010, and $31.7 million for 2009. Results for 2011 include after-tax charges of $29.6 million, or $0.26 per share, for Ladish acquisition expenses, accelerated recognition of equity compensation due to executive retirements, and restructuring and start-up expenses. Results in 2009 included after-tax charges of $17.0 million, or $0.17 per share, related to second quarter 2009 actions to retire debt and the tax consequences of our $350 million voluntary pension contribution.

We operate in three business segments: High Performance Metals, Flat-Rolled Products and Engineered Products. These segments represented the following percentages of our total revenues and segment operating profit for the years indicated:

	2011		2010		2009

	Revenue	Operating Profit	Revenue	Operating Profit	Revenue	Operating Profit (Loss)

High Performance Metals	38%	59%	33%	72%	43%	83%

Flat-Rolled Products	52%	35%	58%	24%	49%	25%

Engineered Products	10%	6%	9%	4%	8%	(8%)

Comparative information for our overall revenues (in millions) by end market and their respective percentages of total revenues were as follows:

Market	2011		2010		2009
Aerospace & Defense	$1,481.0	29%	$1,027.5	25%	$945.4	31%
Oil & Gas/Chemical Process Industry	1,107.0	21%	787.8	19%	581.7	19%
Electrical Energy	778.8	15%	670.9	17%	576.4	19%
Medical	253.0	5%	234.5	6%	122.5	4%

Subtotal — Key Markets	3,619.8	70%	2,720.7	67%	2,226.0	73%

Automotive	386.8	7%	319.7	8%	207.9	7%
Construction/Mining	321.6	6%	274.3	7%	148.1	5%
Food Equipment & Appliances	243.0	5%	277.8	7%	184.3	6%
Transportation	233.7	4%	169.8	4%	73.0	2%
Electronics/Computers/Communication	161.1	3%	130.4	3%	85.3	3%
Machine & Cutting Tools	136.3	3%	97.8	2%	64.9	2%
Conversion Services and Other	80.7	2%	57.3	2%	65.4	2%

Total	$5,183.0	100%	$4,047.8	100%	$3,054.9	100%

Information with respect to our business segments is presented below.

High Performance Metals

(In millions)	2011	% Change	2010	% Change	2009
Sales to external customers	$1,955.9	46%	$1,337.5	3%	$1,300.0

Operating profit	364.5	41%	257.8	10%	234.7

Operating profit as a percentage of sales	18.6%		19.3%		18.1%

Direct international sales as a percentage of sales	40.1%		32.8%		32.8%

Our High Performance Metals segment produces, converts and distributes a wide range of high performance alloys, including titanium and titanium-based alloys, nickel- and cobalt-based alloys and superalloys, exotic alloys such as zirconium, hafnium, niobium, nickel-titanium, and their related alloys, advanced powder alloys and other specialty metals, in long product forms such as ingot, billet, bar, rod, wire, shapes and rectangles, and seamless tubes, plus precision forgings and castings, and machined parts. These products are designed for the high performance requirements of such major end markets as aerospace and defense, electrical energy, oil and gas, chemical process industry, and medical. The operating units in this segment are ATI Allvac, ATI Allvac Ltd (U.K.), ATI Ladish, ATI Wah Chang and ATI Powder Metals.

2011 Compared to 2010

Sales for the High Performance Metal segment for 2011 increased 46%, to $1.96 billion, due to ATI Ladish sales and improved overall demand from the commercial aerospace jet engine market, both for new aircraft builds and replacement spares as a result of increased flight activity. Overall sales to the aerospace market increased 50% in 2011. Sales to the electrical energy market increased 86%, driven by demand for land-based natural gas turbines. In addition, demand increased from the oil and gas market, reflecting the trend toward directional drilling, deep water projects and sour gas projects, and in the medical market for implants and imaging equipment. Comparative information for our High Performance Metals segment revenues (in millions) by market, the respective percentages of overall segment revenues for the years ended 2011 and 2010, and the percentage change in revenues by market for 2011 is as follows:

	00000000	00000000	00000000	00000000	00000000	00000000
Market	2011		2010		Change

Aerospace:
Jet Engines	$ 667.7	34%	$ 393.5	29%	$274.2	70%
Airframes	304.3	15%	277.3	21%	27.0	10%
Government	188.8	10%	104.8	8%	84.0	80%

Total Aerospace	1,160.8	59%	775.6	58%	385.2	50%

Defense	98.2	5%	104.0	8%	(5.8)	(6%)
Oil & Gas/Chemical Process Industry	180.2	9%	145.7	11%	34.5	24%
Electrical Energy	177.4	9%	95.2	7%	82.2	86%
Medical	182.2	9%	143.6	11%	38.6	27%
Construction/Mining	36.1	2%	2.2	0%	33.9	1541%
Other	121.0	7%	71.2	5%	49.8	70%

Total	$1,955.9	100%	$1,337.5	100%	$618.4	46%

Mill product shipment volumes increased for titanium and titanium alloys, and nickel-based and specialty alloys, while exotic alloys shipments were lower due to the timing of project-based demand in the chemical process industry. Average mill products selling prices for titanium and titanium alloys and nickel-based and specialty alloys increased primarily due to a favorable product mix, higher raw material indices and improving base prices. Average selling prices for exotic alloys increased primarily due to product mix. Comparative information on the segment’s mill products for the years ended December 31, 2011 and 2010 is provided in the following table. Mill products volume and average price information includes shipments to ATI Ladish for all periods presented:

	00000000	00000000	00000000
For the Years Ended December 31,	2011	2010	% Change

Mill Products Volume (000’s pounds):
Titanium	26,518	25,457	4%
Nickel-based and specialty alloys	47,913	37,272	29%
Exotic alloys	4,094	4,382	(7%)

Average prices (per pound):
Titanium	$22.01	$19.37	14%
Nickel-based and specialty alloys	$15.58	$14.03	11%
Exotic alloys	$66.31	$60.68	9%

Aerospace represents a significant market for our High Performance Metals segment, especially for premium quality specialty metals used in the manufacture of jet engines for the original equipment and spare parts markets. In 2011 and 2010, the aerospace market represented 59% and 58%, respectively, of the revenues of the segment with products for jet engines representing the majority of the sales. In addition, we have become a larger supplier of specialty metals used in airframe construction. In 2011 and 2010, sales of our material into the airframe market represented approximately 26% and 36%, respectively of our aerospace market sales.

Over the past several years, we have entered into long-term agreements with our customers for Mission Critical Metallics® to reduce their supply uncertainty. During 2011, we extended our titanium products supply agreement for aircraft airframes and structural components with The Boeing Company through the end of 2018. The extension agreement covers value-added titanium mill products and provides opportunity for greater use of ATI’s highly engineered titanium cast and forged products. This long-term agreement includes both long-product forms which are manufactured within the High Performance Metals segment, and a significant amount of plate products which are manufactured utilizing assets of both the High Performance Metals and Flat-Rolled Products segments. Revenues and profits associated with these titanium products covered by the long-term agreement are included primarily in the results for the High Performance Metals segment. In September 2009, we signed a ten-year sourcing agreement with Rolls-Royce plc for the supply of nickel-based superalloy disc-quality products for commercial jet engine applications with potential revenue estimated to be between $750 million and $1 billion. We also have a long-term agreement with GE Aviation for the supply of premium titanium alloys, nickel-based alloys, and vacuum-melted specialty alloys products for commercial and military jet engine applications.

The commercial aerospace market’s use of titanium alloys is expected to increase significantly as new aircraft airframe designs use a larger percentage of titanium alloys. For example, the new Boeing 787 Dreamliner airframe (excluding engines) is expected to use significantly more titanium and titanium alloys as a percentage of total weight than any previous commercial aircraft airframe. New aircraft designs from Airbus, the A380 and A350-XWB, and from defense contractors are also expected to utilize a greater percentage of titanium alloys. Given the significant current backlogs of Boeing and Airbus, as well as the engine manufacturers, this increasing demand for titanium alloys mill products is expected to last for at least the next several years. Production difficulties for new aircraft such as the Boeing 787, which experienced a production delay of approximately three years, along with decreased demand in the aeroengine aftermarket due to weakness in the global economy in late 2008 and through 2009, have resulted in excess availability of materials in the aerospace supply chain. This excess availability of material had an adverse effect on the demand and selling prices for certain of the materials we produce, especially titanium alloys and nickel-based superalloys. This supply condition also resulted in the temporarily idling our Albany, OR titanium sponge facility at the end of July 2009 to adjust our titanium production and inventory levels to market demand. During 2010 and 2011, aerospace market conditions began to improve as Boeing and Airbus began to ramp up production of legacy single aisle aircraft, such as the 737 and A320, to meet the demand of increasing backlogs for these aircraft. Additionally, the Boeing 787 entered service in late 2011, and production and deliveries of this aircraft are increasing. Both Boeing and Airbus have implemented production increases, and announced future production increases over the next several years for legacy and next generation aircraft, which is expected to positively benefit the demand for titanium alloys and nickel-based superalloys for both jet engine and airframe applications. Due to manufacturing cycle times, demand for our specialty metals leads the deliveries of new aircraft by between 6 to 12 months. In addition, as our specialty metals are used in rotating components of jet engines, demand for our products for spare parts is impacted by aircraft flight activity and engine refurbishment requirements of U.S. and foreign aviation regulatory authorities. As the number of aircraft in service increases, the need for our materials associated with engine refurbishment is expected to increase.

Airline Miles — Revenue Passenger (Worldwide, per year, in billions)

70	75	80	85	90	95	00	05	10	11
286	433	676	849	1176	1396	1887	2311	2734	2909

Source: International Civil Aviation Organization

Airline Miles — Freight

(Worldwide, tons per year, in billions)

70	75	80	85	90	95	00	05	10	11
8	13	20	27	40	57	81	98	108	109

Source: International Civil Aviation Organization

Commercial Aircraft Engines in Service

(Worldwide, per year)

2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
38,913	39,974	41,069	42,297	43,684	44,611	45,858	47,083	48,225	49,503	50,720	52,199	53,938	55,738	57,141	59,141

Source: Airline Monitor

New Commercial Aircraft Engine Builds

(Worldwide, per year)

2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2,460	2,024	1,900	1,918	1,910	2,088	2,192	2,232	2,372	2,356	2,460	2,794	3,070	3,300	3,102	2,890

Source: Airline Monitor

Commercial & Military Jet Aircraft Build Rate and Forecast

Sources: Airline Monitor, Forecast International (Worldwide, per year)

	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
Boeing deliveries	527	381	281	285	290	398	441	375	481	462	481	595	685	715	730	610
Airbus deliveries	325	303	305	320	378	434	453	483	498	510	534	570	620	670	580	555
Regional Jet del.	325	300	315	312	260	185	183	225	183	135	157	165	175	185	175	175
Military A/C del.	115	128	160	243	243	241	226	231	211	275	274	260	256	243	248	275

Total deliveries	1,292	1,112	1,061	1,160	1,171	1,258	1,303	1,314	1,373	1,382	1,446	1,590	1,736	1,813	1,733	1,615

The Airline Monitor forecast (above) assumes a decline in single aisle deliveries in 2015 and 2016 as Airbus and Boeing transition to the new models, A320neo and 737MAX. According to Airline Monitor, “…it is the falloff in deliveries of the old types, not the ramp up rate of new models, that we see being mostly responsible for the decline in deliveries.” This forecast differs with recent announcements by the OEMs. Even with the Airline Monitor assumption, the forecasted deliveries in 2015 and 2016 remain near historically high levels. Based on Airline Monitor data, the share of large twin aisle aircraft builds will grow from 4% of commercial aircraft builds in 2011 to more than 20% in 2016. The projected growth increase of large twin aisle aircraft builds is significant as these next generation large aircraft utilize significantly more of the high value types of materials we produce in both the airframe and in the engines.

Airline revenue passenger miles and freight miles increased 6.4% and 0.9%, respectively, in 2011 compared to 2010, continuing the growth trends of 8% and 19%, respectively, in 2010 compared to 2009, as business activity levels recovered from the global economic weakness experienced in 2008-2009. Since 2004, airline revenue passenger miles and freight miles have compound annual growth rates of 4.5% and 1.9%, respectively, according to the International Civil Aviation Organization (ICAO) data. Based on July 2011 forecasts, the ICAO expects growth of at least 6% annually, for several years, based on the demand for passenger and freight travel from developing economies, especially in Asia and the Middle East, and expected continuing economic growth in the rest of the world. New commercial and military jet aircraft deliveries have increased 2.8% annually since 2005. Independent forecasts from both Airline Monitor and Forecast International project 2.2% compound growth of commercial and military jet aircraft deliveries for the next 5 years.

High Performance Metals segment operating profit for 2011 increased 41% to $364.5 million compared to 2010, due primarily to higher shipments for most of our products, a favorable product mix, improved selling prices and the benefits of gross cost reductions. Operating profit in 2011 was impacted by $27.3 million of inventory fair value adjustments associated with the Ladish transaction, and $31.7 million of start-up and idle facility costs associated with our primary titanium sponge operations. Operating profit in 2010 included $55.8 million of start-up and idle facility costs mainly involving the primary titanium sponge operations. The start-up costs relate mostly to our Rowley, UT premium-titanium sponge facility. This facility remains on track to complete the standard grade qualification by the end of the 2012 first quarter. With stable raw material input costs, higher production rates, and improved plant efficiencies, we expect to produce more titanium sponge at lower costs in 2012, compared to 2011, with a continued decline of start-up expenses for this facility of titanium and nickel-based and specialty steel alloys, which were partially offset by lower average selling prices for most of our products, lower exotic alloys shipment volume, and $55.8 million for idle facility and start-up costs, mainly involving the primary titanium sponge operations.

Operating results for 2011 included a LIFO inventory valuation reserve charge of $6.6 million, compared to a LIFO inventory valuation reserve benefit of $16.3 million in 2010. We continued to aggressively reduce costs in 2011. Gross cost reductions, before the effects of inflation, totaled approximately $63 million. Major areas of gross cost reductions included $39 million from operating efficiencies and $18 million from procurement savings.

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

Comparative information for our High Performance Metals segment revenues (in millions) by market, the respective percentages of overall segment revenues for the years ended 2010 and 2009, and the percentage change in revenues by market for 2010 is as follows:

Market	2010		2009		Change

Aerospace:
Jet Engines	$393.5	29%	$347.6	27%	$45.9	13%
Airframes	277.3	21%	279.4	21%	(2.1)	(1%)
Government	104.8	8%	104.5	8%	0.3	0%

Total Aerospace	775.6	58%	731.5	56%	44.1	6%

Defense	104.0	8%	109.0	8%	(5.0)	(5%)
Oil & Gas/Chemical Process Industry	145.7	11%	163.2	13%	(17.5)	(11%)
Electrical Energy	95.2	7%	118.1	9%	(22.9)	(19%)
Medical	143.6	11%	105.4	8%	38.2	36%
Construction/Mining	2.2	0%	1.1	0%	1.1	100%
Other	71.2	5%	71.7	6%	(0.5)	(1%)

Total	$1,337.5	100%	$1,300.0	100%	$37.5	3%

Shipment volumes increased for titanium mill products and nickel-based and specialty alloys, while average base selling prices for these products were lower as a result of a more competitive pricing environment. Comparative information on the segment’s mill products for the years ended December 31, 2010 and 2009 is provided in the following table:

For the Years Ended December 31,	2010	2009	% Change

Mill Products Volume (000’s pounds):
Titanium	25,457	23,588	8%
Nickel-based and specialty alloys	37,272	32,562	14%
Exotic alloys	4,382	5,067	(14%)

Average prices (per pound):
Titanium	$19.37	$20.92	(7%)
Nickel-based and specialty alloys	$14.03	$14.43	(3%)
Exotic alloys	$60.68	$57.79	5%

High Performance Metals segment operating profit for 2010 increased 10% to $257.8 million compared to 2009 primarily due to higher shipments of titanium and nickel-based and specialty steel alloys, which were partially offset by lower average selling prices for most of our products, lower exotic alloys shipment volume, and $55.8 million for idle facility and start-up costs, mainly involving the titanium sponge operations. Results for 2010 and 2009 included LIFO inventory valuation reserve benefits of $16.3 million and $33.0 million, respectively.

We continued to aggressively reduce costs in 2010. Gross cost reductions, before the effects of inflation, totaled approximately $68 million. Major areas of gross cost reductions included $28 million from procurement savings, $34 million from operating efficiencies, and $6 million from reductions in compensation and benefit expenses.

Flat-Rolled Products

(In millions)	2011	% Change	2010	% Change	2009
Sales to external customers	$2,726.0	17%	$2,338.5	54%	$1,516.1
Operating profit	213.4	148%	85.9	20%	71.3
Operating profit as a percentage of sales	7.8%		3.7%		4.7%
Direct international sales as a percentage of sales	33.6%		32.4%		30.0%

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

2011 Compared to 2010

Sales for the Flat-Rolled Products segment for 2011 were $2.73 billion, or 17% higher than 2010, due primarily to increased shipments and improved base-selling prices for most high-value products. Demand for these products was strong from the oil & gas and chemical process industry and aerospace markets, and improved from the global automotive market. Sales to the oil & gas and chemical process industry markets grew to 46% of sales, and direct international sales increased to 34% of sales. Comparative information for our Flat-Rolled Products segment revenues (in millions) by market, the respective percentages of overall segment revenues for the years ended 2011 and 2010, and the percentage change in revenues by market for 2011 is as follows:

Market	2011		2010		Change
Oil & Gas/Chemical Process Industry	$790.7	29%	$542.7	23%	$248.0	46%
Electrical Energy	564.4	21%	550.5	24%	13.9	3%
Automotive	346.4	13%	281.8	12%	64.6	23%
Food Equipment & Appliances	231.1	8%	268.9	11%	(37.8)	(14%)
Construction/Mining	216.3	8%	225.0	10%	(8.7)	(4%)
Aerospace & Defense	179.9	7%	116.4	5%	63.5	55%
Electronics/Computers/Communication	153.4	6%	117.1	5%	36.3	31%
Transportation	134.0	5%	112.5	5%	21.5	19%
Medical	61.4	2%	80.1	3%	(18.7)	(23%)
Other	48.4	1%	43.5	2%	4.9	11%
Total	$2,726.0	100%	$2,338.5	100%	$387.5	17%

Total product shipments decreased 1% in 2011, as increased shipments and improved base-selling prices for most high-value products was offset by weak demand for standard stainless products. While average transaction prices for standard stainless products were higher on an annual basis compared to 2010, shipment volumes and average transaction prices declined sequentially, quarter over quarter, in 2011 due to lower demand, falling raw material surcharges and weak base-selling prices. Comparative information on the segment’s products for the years ended December 31, 2011 and 2010 was:

For the Years Ended December 31,	2011	2010	% Change
Volume (000’s pounds):
High value	497,079	454,874	9%
Standard	587,648	642,255	(9%)
Total Flat-Rolled Products	1,084,727	1,097,129	(1%)
Average prices (per pound):
High value	$3.32	$2.83	17%
Standard	$1.80	$1.62	11%
Total Flat-Rolled Products	$2.49	$2.12	17%

Our Flat-Rolled Products segment high-value product shipments, which include engineered strip, Precision Rolled Strip, super stainless steel, nickel-based alloys, specialty alloys, titanium, and grain-oriented electrical steel products, increased 9% in 2011 while average transaction prices for these high-value products increased 17%. Demand for our engineered strip and Precision Rolled Strip improved throughout 2011 as most markets continued to improve. Demand for our titanium products from the chemical process industry and oil and gas markets continued to increase, and shipments of titanium and ATI-produced UNITI titanium products increased over 50% in 2011 to almost 19 million pounds. Shipments of our grain-oriented electrical steel products, which are primarily sold under long-term supply agreements with key customers, continued to be affected by the downturn in residential and commercial construction.

Shipments of our standard products, which primarily include stainless steel hot roll and cold roll sheet, and stainless steel plate, decreased 9% while average transaction prices for these products increased by 11%. In 2011, consumption in the U.S. of stainless steel strip, sheet and plate products increased by 26%, compared to 2010 consumption, according to the Specialty Steel Institute of North America (SSINA), using annualized November 2011 information. The 2011 annual consumption of 1.58 million tons, although a return to 2007 levels, still reflects below average demand compared to historical periods. Industry reports show that the ferritic grade Type 409 accounted for the majority of the U.S consumption growth as the domestic auto market recovered.

Source: SSINA

US ADC of Stainless Sheet and Strip (hot rolled and cold rolled)

	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011*
Millions of Tons	1.55	1.58	1.57	1.81	1.62	1.84	1.52	1.25	0.96	1.25	1.58

*	2011 represents Nov YTD annualized

The majority of our flat-rolled products are sold at prices that include surcharges for raw materials, including purchased scrap, that are required to manufacture our products. These raw materials include nickel, iron, chromium, and molybdenum. Nickel, which comprises a significant percentage of our material costs, and where price is influenced by commodity exchange trading, continued to be volatile during 2011. The cost of nickel increased 17% during the first two months of 2011 to an average monthly cost of $12.82 per pound in February 2011, only to decline throughout most of the year to a monthly average cost of $8.11 per pound in November 2011, a 37% decline, ending the year with an average monthly cost of $8.23 per pound in December 2011. Our other major raw materials were also volatile, with chromium and molybdenum both decreasing more than 15% during 2011. Volatility in raw material surcharges affects customer purchasing trends.

01	02	03	04	05	06	07	08	09	10	11
2.69	3.26	6.43	6.25	6.09	15.68	11.79	4.39	7.74	10.94	8.23

Source: London Metals Exchange

01	02	03	04	05	06	07	08	09	10	11
74	105	173	233	255	229	297	221	275	395	415

01	02	03	04	05	06	07	08	09	10	11
0.29	0.35	0.54	0.69	0.54	0.66	1.71	1.03	0.89	1.33	1.11

Source: Platts Metals Week

01	02	03	04	05	06	07	08	09	10	11
2.36	3.26	7.26	31.24	26.58	24.78	32.38	9.60	11.38	16.19	13.39

Source: Platts Metals Week

Segment operating profit was $213.4 million, a 148% increase compared to 2010. The improvement in 2011 operating profit was due primarily to higher shipments of high value products, a better matching of raw material prices with surcharges, and the benefits of our gross cost reduction efforts. Operating results for 2011 included a LIFO inventory valuation reserve benefit of $34.7 million, compared to a LIFO inventory valuation reserve charge of $70.7 million in 2010.

We continued to aggressively reduce costs and streamline our flat-rolled products operations. In 2011 we achieved gross cost reductions, before the effects of inflation, of approximately $47 million in our Flat-Rolled Products segment. Major areas of gross cost reductions included $25 million from operating efficiencies and $18 million from procurement savings. In the fourth quarter 2011, we implemented plans to consolidate certain finishing operations in the Flat-Rolled Products segment, which resulted in $2.6 million of restructuring charges, primarily related to severance and benefit costs associated with the temporary idling of the New Castle, IN sheet finishing facility.

2010 Compared to 2009

Sales for the Flat-Rolled Products segment for 2010 were $2.34 billion, or 54% higher than 2009, due primarily to increased shipments, higher raw material surcharges, and improved base-selling prices for stainless products. Total product shipments increased 30% for 2010, as demand for high value and standard stainless products improved, and direct international sales continued to increase. Demand for our engineered strip and Precision Rolled Strip products improved throughout 2010 as most markets continued to improve. Demand for our titanium products from the chemical process industry and oil and gas markets rebounded from low 2009 levels, and shipments of titanium and ATI-produced UNITI titanium products increased 21% to approximately 12.5 million pounds in 2010. Shipments of grain-oriented electrical steel products, while negatively impacted by the downturn in residential and commercial construction, benefited from our long-term supply agreements with key customers. Comparative information for our Flat-Rolled Products segment revenues (in millions) by market, the respective percentages of overall segment revenues for the years ended 2010 and 2009, and the percentage change in revenues by market for 2010 is as follows:

Market	2010		2009		Change
Oil & Gas/Chemical Process Industry	$542.7	23%	$354.2	23%	$188.5	53%
Electrical Energy	550.5	24%	445.6	29%	104.9	24%
Automotive	281.8	12%	191.0	13%	90.8	48%
Food Equipment & Appliances	268.9	11%	170.6	11%	98.3	58%
Construction/Mining	225.0	10%	119.5	8%	105.5	88%
Aerospace & Defense	116.4	5%	87.7	6%	28.7	33%
Electronics/Computers/Communication	117.1	5%	77.5	5%	39.6	51%
Transportation	112.5	5%	38.3	3%	74.2	194%
Medical	80.1	3%	7.6	1%	72.5	954%
Other	43.5	2%	24.1	1%	19.4	80%
Total	$2,338.5	100%	$1,516.1	100%	$822.4	54%

Total product shipments increased 30% for 2010, as demand for high value and standard stainless products improved. The average transaction prices to customers, which include the effect of raw material surcharges, increased by 20% in 2010, to $2.12 per pound. Direct international sales as a percentage of total segment sales increased to 32.4% in 2010, compared to 30% in 2009. Sales of standard products, primarily stainless steel cold rolled sheet, represented the largest growth area of international sales. Comparative information on the segment’s products for the years ended December 31, 2010 and 2009 is provided in the following table:

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

Operating income was $85.9 million, a 20% increase compared to 2009. The improvements in 2010 operating profit was due primarily to increased shipments, higher average base selling prices for most of our products, $14.3 million lower idle facility costs, and the benefits from our gross cost reduction efforts. These results were partially offset by a LIFO inventory valuation reserve charge of $70.7 million in 2010, due to significant increases in raw material costs. In 2009, Flat-Rolled Products segment results included a LIFO inventory valuation reserve benefit of $60.8 million.

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

Engineered Products

(In millions)	2011	% Change	2010	% Change	2009
Sales to external customers	$501.1	35%	$371.8	56%	$238.8
Operating profit (loss)	34.1	166%	12.8	n/m	(23.8)
Operating profit (loss) as a percentage of sales	6.8%		3.4%		(10.0%)
Direct international sales as a percentage of sales	22.7%		23.6%		29.3%

Our Engineered Products segment includes the production of tungsten powder, tungsten heavy alloys, tungsten carbide materials and carbide cutting tools. The segment also produces carbon alloy steel impression die forgings, and large grey and ductile iron castings, and provides precision metals processing services. The operations in this segment are ATI Tungsten Materials, ATI Portland Forge, ATI Casting Service and ATI Precision Finishing.

The major markets served by our products of the Engineered Products segment include a wide variety of industrial markets including oil and gas, machine and cutting tools, transportation, construction and mining, electrical energy, aerospace and defense, and automotive.

2011 Compared to 2010

Sales for the Engineered Products segment increased 35% to $501.1 million in 2011 as demand continued to improve from the oil and gas, transportation, aerospace, electrical energy, and automotive markets, but remained weak from the wind energy market. Comparative information for our Engineered Products segment revenues (in millions) by market, the respective percentages of overall segment revenues for the years ended 2011 and 2010, and the percentage change in revenues by market for 2011 is as follows:

Market	2011		2010		Change
Oil & Gas/Chemical Process Industry	$136.2	27%	$99.3	27%	$36.9	37%
Machine & Cutting Tools	86.3	17%	65.9	18%	20.4	31%
Transportation	78.8	16%	51.8	14%	27.0	52%
Construction/Mining	69.2	14%	47.1	13%	22.1	47%
Aerospace & Defense	42.1	8%	31.6	8%	10.5	33%
Electrical Energy	37.0	8%	25.2	7%	11.8	47%
Automotive	30.7	6%	27.2	7%	3.5	13%
Medical	9.4	2%	10.8	3%	(1.4)	(13%)
Other	11.4	2%	12.9	3%	(1.5)	(12%)
Total	$501.1	100%	$371.8	100%	$129.3	35%

The improved demand and better pricing for most products resulted in operating profit of $34.1 million for 2011, a significant increase over 2010 operating profit of $12.8 million. Operating results were impacted by idle facility costs of $2.4 million for 2011 and $2.7 million in 2010. Results included a LIFO inventory valuation reserve charge of $18.8 million in 2011, due primarily to higher tungsten raw material costs. Operating results in 2010 included a LIFO inventory valuation reserve charge of $5.8 million due to higher raw material costs.

In 2011, we achieved gross cost reductions, before the effects of inflation, of approximately $14 million in our Engineered Products segment. Major areas of gross cost reductions included $11 million from procurement savings and operating efficiencies, and $3 million from lower compensation and benefit expenses.

2010 Compared to 2009

Sales for the Engineered Products segment increased 56% to $371.8 million in 2010 as demand continued to improve from the oil and gas, transportation, aerospace, electrical energy, and automotive markets, but remained weak from the wind energy market. Comparative information for our Engineered Products segment revenues (in millions) by market, the respective percentages of overall segment revenues for the years ended 2010 and 2009, and the percentage change in revenues by market for 2010 is as follows:

Market	2010		2009		Change
Oil & Gas/Chemical Process Industry	$99.3	27%	$64.2	27%	$35.1	55%
Machine & Cutting Tools	65.9	18%	42.2	18%	23.7	56%
Transportation	51.8	14%	31.2	13%	20.6	66%
Construction/Mining	47.1	13%	27.4	11%	19.7	72%
Aerospace & Defense	31.6	8%	17.1	7%	14.5	85%
Automotive	27.2	7%	15.6	7%	11.6	74%
Electrical Energy	25.2	7%	12.6	5%	12.6	100%
Medical	10.8	3%	9.6	4%	1.2	13%
Other	12.9	3%	18.9	8%	(6.0)	(32%)
Total	$371.8	100%	$238.8	100%	$133.0	56%

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

Corporate Expenses

Corporate expenses were $92.5 million in 2011 compared to $64.1 million in 2010, and $53.1 million in 2009. The increase in corporate expenses in 2011 was primarily the result of annual and long-term performance based compensation expenses, including the accelerated recognition of equity compensation due to executive retirements. Additionally, the increase in corporate expenses in 2011 compared to 2010 was due to Ladish acquisition expenses and higher corporate funded R&D costs. The increase in corporate expense in 2010 compared to 2009 was due to corporate funded R&D, Ladish acquisition expenses, and higher incentive based compensation expenses.

Interest Expense, Net

Interest expense, net of interest income and interest capitalization, was $92.3 million in 2011, $62.7 million for 2010 and $19.3 million for 2009. The increase in interest expense in 2011 was primarily due to the January 7, 2011 issuance of $500 million of 5.95% Notes due 2021, and debt assumed in the Ladish acquisition. The increase in interest expense in 2010 was due to lower capitalized interest on strategic projects as a result of project completions as well as the full year of interest costs associated with the debt issuances completed in the 2009 second quarter. Interest expense is presented net of interest income of $1.4 million for 2011, $1.1 million for 2010, and $2.1 million for 2009.

Capital expenditures associated with strategic investments to expand our production capabilities resulted in interest capitalization in 2011, 2010 and 2009. Interest expense in 2011, 2010, and 2009 was reduced by $12.1 million, $12.5 million, and $39.0 million, respectively, related to interest capitalization on major strategic capital projects.

In prior years, we entered into “receive fixed, pay floating” interest rate swap contracts related to our $300 million, 8.375% 10-year Notes due in 2011 (“2011 Notes”), which were later settled, resulting in a gain. The settlement gain was amortized into income as an offset to interest expense over the remaining life of the 2011 Notes, which matured in December 2011. Interest expense decreased by $0.9 million in both 2011 and 2010, and $1.3 million in 2009 due to these previously settled interest rate swap agreements.

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

Other Expenses, Net of Gains on Asset Sales

Other expenses, net of gains on asset sales, includes charges incurred in connection with closed operations, pre-tax gains and losses on the sale of surplus real estate, non-strategic investments and other assets, and other non-operating income or expense. These items are presented primarily in selling and administrative expenses, and in other income in the consolidated statements of income and resulted in net charges of $9.9 million in 2011, $13.9 million in 2010, and $13.8 million in 2009. Other expenses for 2011, 2010, and 2009 primarily related to legal costs associated with closed operations.

Retirement Benefit Expense

Retirement benefit expense, which includes pension and postretirement medical benefits, declined year over year in both 2011 and 2010. The decreases in 2011 and 2010 were primarily due to higher than expected returns on pension plan assets and the benefits resulting from our voluntary pension contributions made over the past several years. Over the past seven years, we have made over $765 million of voluntary pension contributions to our U.S. qualified defined benefit pension plan, including $350 million in the second quarter of 2009. Retirement benefit expense was $77.9 million in 2011, $90.1 million for 2010, and $121.9 million for 2009. Retirement benefit expenses are included in both cost of sales and selling and administrative expenses. Retirement benefit expense included in cost of sales and selling and administrative expenses for the years ended 2011, 2010, and 2009 was as follows:

(In millions)	2011	2010	2009
Cost of sales	$55.1	$64.6	$85.4
Selling and administrative expenses	22.8	25.5	36.5
Total retirement benefit expense	$77.9	$90.1	$121.9

Total retirement benefit expense for 2012 is expected to increase to approximately $122 million, a $44 million increase from 2011. We expect pension expense to be approximately $98 million, an increase of $40.6 million compared to pension expense of $57.4 million in 2011. This expected increase is primarily a result of utilizing a lower discount rate to value the plan’s obligations and lower than expected returns on pension plan assets for 2011.

Income Taxes

Net income for 2011 included a provision for income taxes of $116.3 million, or 34.3% of income before tax, for U.S. Federal, foreign and state income taxes. The 2010 provision for income taxes was $47.0 million, or 37.4% of income before tax, for U.S. Federal, foreign and state income taxes. The 2010 provision for income taxes included a non-recurring charge of $5.3 million related to the Patient Protection and Affordable Care Act. Under this legislation, the tax advantage of the subsidy to encourage companies to provide retiree prescription drug coverage was eliminated. Although the elimination of this tax advantage under the new legislation does not take effect until 2013, the Company was required by U.S. generally accepted accounting principles to recognize the full accounting impact in the period in which the Act became law. Since future anticipated retiree health care liabilities and related tax subsidies were already reflected in ATI’s financial statements, the change in law resulted in a reduction of the value of the Company’s deferred tax asset related to the subsidy. Results of operations for 2010 also included a tax charge of $3.9 million primarily due to the Small Business Jobs and Credit Act, which allowed businesses of all sizes to accelerate depreciation on certain property placed into service during 2010, which increased the Company’s ability to recover prior years’ cash taxes paid, but reduced the current year tax benefit of the manufacturing deduction. Net income for 2009 included a provision for income taxes of $26.9 million, or 41.4% of income before tax, for U.S. Federal, foreign and state income taxes. The 2009 provision for income taxes included a non-recurring charge of $11.5 million recognized in the second quarter 2009 primarily associated with the tax consequences of the June 2009 $350 million voluntary cash contribution to our pension plan.

Deferred taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes, and differences between the fair value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income taxes represent future tax benefits or costs to be recognized when those temporary differences reverse. At December 31, 2011, we had a net deferred tax liability of $33.3 million.

Financial Condition and Liquidity

We believe that internally generated funds, current cash on hand, and available borrowings under our existing credit facilities will be adequate to meet foreseeable liquidity needs, including a substantial expansion of our production capabilities over the next few years.

We did not borrow funds under our domestic senior unsecured credit facility during 2011, 2010, or 2009. However, as of December 31, 2011 approximately $7 million of this facility was utilized to support letters of credit.

If we needed to obtain additional financing using the credit markets, the cost and the terms and conditions of such borrowings may be influenced by our credit rating. Changes in our credit rating do not impact our access to, or the cost of, our existing credit facilities.

We have no off-balance sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.

Cash Flow and Working Capital

Cash flow from operations for 2011 was $296.8 million, as improved profitability was partially offset by an investment in managed working capital of $273.3 million, primarily due to a significant increase in the level of business activity. Cash used in investing activities was $624.7 million, including $349.2 million for the purchase of Ladish, net of cash acquired, and $278.2 in capital expenditures. Cash provided by financing activities was $276.2 million in 2011, primarily due to issuance of $500.0 million of 5.95% Senior notes, partially offset by debt retirements of $146.9 million, including the remaining $117 million of 8.375% Notes which matured in December 2011, and dividend payments to ATI stockholders of $74.7 million. At December 31, 2011, cash and cash equivalents on hand totaled $380.6 million, a decrease of $51.7 million from year end 2010. Cash and cash equivalents held by our foreign subsidiaries was $116.0 million at December 31, 2011.

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

	03	04	05	06	07	08	09	10	11
Millions/$	576	853	1,048	1,582	1,627	1,412	1,061	1,380	1,823
% of Annualized Revenue	30.7%	29.5%	30.3%	29.0%	32.2%	35.2%	34.5%	34.4%	37.8%

In 2011, managed working capital, which we define as gross inventory plus gross accounts receivable less accounts payable, increased by $273.3 million, after adjustments for working capital acquired in the Ladish acquisition, due to increased business activity. The increase in managed working capital was a use of cash in 2011, as gross inventory increased $244.9 million and accounts receivable increased $79.8 million, partially offset by an increase in accounts payable of $51.4 million.

In 2010, managed working capital increased by $318.5 million due to increased business activity and increased costs for certain raw materials. The increase in managed working capital was a use of cash in 2010, as gross inventory increased $250.8 million and accounts receivable increased $152.5 million, partially offset by an increase in accounts payable of $84.8 million.

Managed working capital as a percentage of sales has increased from historical levels due to a continuing shift in mix to more value added products, primarily in the High Performance Metals and Flat-Rolled Products business segments, which have a longer manufacturing process. Days sales outstanding, which measures actual collection timing for accounts receivable, increased in 2011 compared to 2010 primarily as a result of increased international sales which have longer collection cycles. Gross inventory turns, which excludes the effect of LIFO inventory valuation reserves, decreased slightly at year-end 2011.

The Components of managed working capital were as follows:

(in millions)	December 31, 2011	December 31, 2010	December 31, 2009
Accounts receivable	$ 709.1	$ 545.4	$ 392.0
Inventory	1,384.3	1,024.5	825.5
Accounts payable	(490.7)	(394.1)	(308.6)
Subtotal	1,602.7	1,175.8	908.9
Allowance for doubtful accounts	5.9	5.6	6.5
LIFO reserve	153.7	163.0	102.8
Corporate and other	60.9	35.3	43.0
Managed working capital	$ 1,823.2	$ 1,379.7	$ 1,061.2
Annualized prior 2 months sales	$ 4,820.6	$ 4,007.7	$ 3,076.4
Managed working capital as a % of annualized sales	37.8%	34.4%	34.5%
December 2011 change in managed working capital	$ 443.5
Managed working capital acquired	(170.2)
Net change in managed working capital	$ 273.3

Capital Expenditures and Acquisitions

Capital expenditures, for 2011 were $278.2 million, compared to $219.1 million in 2010, and $415.4 million in 2009. Since 2004, we have transformed ATI by investing over $3.3 billion in capital expenditures and acquisitions, including $1.2 billion in 2011. Virtually all of these investments have been in the United States and more than 75% has been self-funded.

We have significantly expanded and continue to expand our manufacturing capabilities to meet current and expected demand growth from the aerospace (engine and airframe) and defense, oil and gas, chemical process industry, electrical energy, and medical markets, especially for titanium and titanium-based alloys, nickel-based alloys and superalloys, specialty alloys, and exotic alloys. Significant capital expenditures completed or in progress include:

•

The expansion of ATI’s aerospace quality titanium sponge production capabilities. Titanium sponge is an important raw material used to produce our titanium mill products. Our greenfield premium-grade titanium sponge (jet engine rotating parts) facility in Rowley, UT, with a total cost of approximately $500 million, continued to ramp up production during 2011, and we expect to complete the standard grade qualification process by the end of the first quarter 2012, to be followed by premium grade qualification. When this Utah sponge facility is fully operational, our total annual sponge production capacity, including our Albany, OR standard grade titanium sponge facility, is projected to be approximately 46 million pounds. These secure supply sources are intended to reduce our purchased titanium sponge and purchased titanium scrap requirements. In addition, the Utah facility will have the infrastructure in place to further expand annual capacity by approximately 18 million pounds, bringing the total annual capacity at that facility to 42 million pounds, if needed.

•

The design and construction of a new advanced specialty metals hot-rolling and processing facility at our existing Flat-Rolled Products segment Brackenridge, PA site for approximately $1.1 billion. The facility construction is progressing on schedule, with construction expected to be completed by the end of 2013 and commissioning occurring in the first half of 2014. The new hot-rolling and processing facility is designed to be the most powerful mill in the world for production of specialty metals. It is designed to produce exceptional quality, thinner, and wider hot-rolled coils at reduced cost with shorter lead times, and require lower working capital requirements. When completed, we believe ATI’s new hot-rolling and processing facility will provide unsurpassed manufacturing capability and versatility in the production of a wide range of flat-rolled specialty metals. We expect improved productivity, lower costs, and higher quality for our diversified product mix of flat-rolled specialty metals, including nickel-based and specialty alloys, titanium and titanium alloys, zirconium alloys, Precision Rolled Strip ® products, and stainless sheet and coiled plate products. It is designed to roll and process exceptional quality hot bands of up to 78.62 inches, or 2 meters, wide.

•

The expansion of our High Performance Metals segment production capabilities in North Carolina. Our fourth cold-hearth plasma arc melt (PAM) furnace for melting premium titanium alloys is in the qualification stage and is expected to support our growth in demand for high-value products in 2012. The PAM furnace is a superior cold-hearth melting process for making alloyed premium titanium products for jet engine rotating parts, medical applications, and other critical applications. Our titanium alloys and nickel-based alloys and superalloys forging facility, which was constructed in phases through 2009 and is now fully in service, includes a new 10,000 ton press forge and a new 700mm radial forge, both of which we believe are the largest of their kind in the world for producing these types of alloys. The facility also includes billet conditioning and finishing equipment.

•

In May 2011, ATI completed the acquisition of Ladish Co., Inc. for $897.6 million, comprised of the issuance of 7.3 million shares of ATI common stock and payment of $384 million in cash. Based in Wisconsin, ATI Ladish engineers, produces and markets high-strength, high technology forged and cast metal components for a wide variety of load-bearing and fatigue-resisting applications in the jet engine, aerospace and industrial markets, for both domestic and international customers.

We currently expect that our 2012 capital expenditures to be approximately $485 million all of which we expect to fund from operating cash flow and available cash on hand.

Debt

Total debt outstanding increased by $446.0 million, to $1,509.3 million at December 31, 2011, from $1,063.3 million at December 31, 2010. The increase was primarily due to the issuance of $500 million of 5.95% Notes due 2021. Additionally, $84.3 million of indebtedness was assumed in the Ladish acquisition. These amounts were offset by the retirement of $117.0 million of 2011 Notes in December of 2011. In managing our overall capital structure, some of the measures on which we focus are net debt to total capitalization, which is the percentage of our debt, net of cash that may be available to reduce borrowings, to our total invested and borrowed capital, and total debt to total capitalization, which excludes cash balances. At year-end 2011, our net debt to total capitalization was 31.3%, compared to 23.6% at December 31, 2010, and 15.3% at December 31, 2009. Total debt to total capitalization was 37.9% at December 31, 2011 compared to 34.3% at December 31, 2010, and 34.7% at December 31, 2009.

(In millions)	December 31, 2011	December 31, 2010
Total debt	$1,509.3	$1,063.3
Less: Cash	(380.6)	(432.3)
Net debt	$1,128.7	$631.0

Net debt	$1,128.7	$631.0
Total ATI stockholders’ equity	2,475.3	2,040.8
Net ATI capital	$3,604.0	$2,671.8
Net debt to ATI capital	31.3%	23.6%

(In millions)	December 31, 2011	December 31, 2010
Total debt	$1,509.3	$1,063.3
Total ATI stockholders’ equity	2,475.3	2,040.8
Total ATI capital	$3,984.6	$3,104.1
Total debt to ATI capital	37.9%	34.3%

We have a $400 million senior unsecured domestic revolving credit facility that expires in December 2015. The facility includes a $200 million sublimit for the issuance of letters of credit. Under the terms of the facility, we may increase the size of the credit facility by up to $100 million without seeking the further approval of the lending group. The facility requires us to maintain a leverage ratio (consolidated total indebtedness divided by consolidated earnings before interest, taxes and depreciation and amortization) of not greater than 3.25, and maintain an interest coverage ratio (consolidated earnings before interest and taxes divided by interest expense) of not less than 2.0. At December 31, 2011, our leverage ratio was 1.78 and our interest coverage ratio was 5.31. The definition of consolidated earnings before interest and taxes, and consolidated earnings before income, taxes, depreciation and amortization as used in the interest coverage and leverage ratios excludes any non-cash pension expense or income, and consolidated indebtedness in the leverage ratio is net of cash on hand in excess of $50 million. We were in compliance with these required ratios during all applicable periods. As of December 31, 2011, there had been no borrowings made under the facility, although a portion of the facility was used to support approximately $7 million in letters of credit.

We have an additional, separate credit facility for the issuance of letters of credit. As of December 31, 2011, $31 million in letters of credit were outstanding under this facility.

STAL, our Chinese joint venture company in which ATI has a 60% interest, has a revolving credit facility with a group of banks which extends through early August 2012. Under the credit facility, STAL may borrow up to 205 million renminbi (approximately $32 million at December 2011 exchange rates) at an interest rate equal to 90% of the applicable lending rate published by the People’s Bank of China. The credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners, and is intended to be utilized in the future for the expansion of STAL’s operations, which are located in Shanghai, China. The credit facility requires STAL to maintain a minimum level of shareholders’ equity, and certain financial ratios. As of December 31, 2011, there had been no borrowings made under this credit facility.

A summary of required payments under financial instruments (excluding accrued interest) and other commitments are presented below.

(In millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Cash Obligations
Total Debt including Capital Leases (A)	$1,501.5	$27.3	$450.0	$23.9	$1,000.3
Operating Lease Obligations	87.4	17.0	25.5	15.6	29.3
Other Long-term Liabilities (B)	124.7	—	51.3	11.4	62.0
Unconditional Purchase Obligations
Raw Materials (C)	1,133.1	538.6	361.2	61.6	171.7
Capital expenditures	529.6	214.3	302.8	12.5	—
Other (D)	211.5	69.3	89.0	34.0	19.2
Total	$3,587.8	$866.5	$1,279.8	$159.0	$1,282.5

Other Financial Commitments
Lines of Credit (E)	$534.5	$75.6	$58.9	$400.0	$—
Guarantees	$19.4

(A) Debt and capital leases exclude acquisition fair value adjustments.

(B) Other long-term liabilities exclude pension liabilities and accrued postretirement benefits. See Note 10. Pension Plans and Other Postretirement Benefits of the notes to the 2011 consolidated financial statements for further information on these obligations.

(C) We have contracted for physical delivery for certain of our raw materials to meet a portion of our needs. These contracts are based upon fixed or variable price provisions. We used current market prices as of December 31, 2011, for raw material obligations with variable pricing.

(D) We have various contractual obligations that extend through 2016 for services involving production facilities and administrative operations. Our purchase obligation as disclosed represents the estimated termination fees payable if we were to exit these contracts.

(E) Drawn amounts were $24.5 million at December 31, 2011 under foreign credit agreements, and drawn amounts are included in total debt. Drawn amounts also include $6.8 million utilized under the $400 million domestic senior unsecured credit facility for standby letters of credit, which renew annually, and $31.0 million under a separate letter of credit facility. These letters of credit are used to support: $29.0 million in workers’ compensation and general insurance arrangements, and $8.8 million related to environmental, legal and other matters.

Retirement Benefits

At December 31, 2011, our U.S. qualified defined benefit pension plan (U.S. Plan) was approximately 84% funded. In December 2011, the qualified defined benefit plans of ATI Ladish were merged into the U.S. Plan. The funded position of the U.S. Plan declined in 2011 primarily due to the use of a lower discount rate to value plan liabilities, and also due to lower than expected returns on plan assets. We have not been required to make cash contributions to the U.S. Plan since 1995, and we did not make a contribution during 2011. However, during the years of 2004-2009, we made $765.2 million in voluntary cash and stock contributions to this plan to improve the plan’s funded position. These voluntary contributions were comprised of cash contributions of $350 million in 2009, $30 million in 2008, and $100 million during each of 2007, 2006 and 2005, respectively, plus $50 million during 2004. Additionally in the fourth quarter of 2008, we contributed 1.5 million shares of ATI common stock, valued at $35.2 million, to the pension plan. Based on current regulations and actuarial studies, we do not expect to be required to make cash contributions to our U.S. Plan for 2012. However, we may elect, depending upon investment performance of the pension plan assets and other factors, to make additional voluntary cash contributions to this pension plan in the future.

We fund certain retiree health care benefits for Allegheny Ludlum using investments held in a Company-administered Voluntary Employee Benefit Association (VEBA) trust. This allows us the opportunity to generate investment returns to recover a portion of the retiree medical costs. In accordance with our labor agreements, during 2011, 2010, and 2009, we funded $5.2 million, $4.2 million, and $13.8 million, respectively, of retiree medical costs using the investments of this VEBA trust. We may continue to fund certain retiree medical benefits utilizing the investments held in this VEBA. The value of the investments held in this VEBA was approximately $9 million as of December 31, 2011.

Dividends

We paid a quarterly dividend of $0.18 per share of common stock for each quarter of 2011 and 2010. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate.

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

Inventories

At December 31, 2011, we had net inventory of $1,384.3 million. Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO) and average cost methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. The prices for many of the raw materials we use have been extremely volatile during the past four years. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a rise in raw material costs has a negative effect on our operating results, while, conversely, a fall in material costs results in a benefit to operating results. For example, in 2011, the effect of falling raw material costs on our LIFO inventory valuation method resulted in cost of sales which were $9.3 million lower than would have been recognized had we utilized the FIFO methodology to value our inventory. Conversely, in 2010, the effect of rising raw material costs on our LIFO inventory valuation method resulted in cost of sales which were $60.2 million higher than would have been recognized had we utilized the FIFO methodology to value our inventory. In 2009, the effect of falling raw material costs on our LIFO inventory valuation method resulted in cost of sales which were $102.8 million lower than would have been recognized had we utilized the FIFO methodology to value our inventory. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold.

The LIFO inventory valuation methodology is not utilized by many of the companies with which we compete, including foreign competitors. As such, our results of operations may not be comparable to those of our competitors during periods of volatile material costs due, in part, to the differences between the LIFO inventory valuation method and other acceptable inventory valuation methods.

We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting reserve, if any, is recognized as an expense in the period that the need for the reserve is identified. At December 31, 2011, no significant reserves were required. It is our general policy to write-down to scrap value any inventory that is identified as obsolete and any inventory that has aged or has not moved in more than twelve months. In some instances this criterion is up to twenty-four months due to the longer manufacturing and distribution process for such products.

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

Retirement Benefits

We have defined benefit and defined contribution pension plans covering substantially all of our employees. Under U.S. generally accepted accounting principles, benefit expenses recognized in financial statements for defined benefit pension plans are determined on an actuarial basis, rather than as contributions are made to the plan. A significant element in determining our pension (expense) income in accordance with the accounting standards is the expected investment return on plan assets. In establishing the expected return on plan investments, which is reviewed annually in the fourth quarter, we take into consideration input from our third party pension plan asset managers and actuaries regarding the types of securities the plan assets are invested in, how those investments have performed historically, and expectations for how those investments will perform in the future. Our expected long-term return on pension plan investments was 8.5% in 2011. We apply this assumed rate to the market value of plan assets at the end of the previous year. This produces the expected return on plan assets that is included in annual pension (expense) income for the current year. The actual return on pension plan assets for the last five years have been 0.3% for 2011, 12.2% for 2010, 16.4% for 2009, a negative 25.3% for 2008, and 10.9% for 2007. Based upon our strategic allocation of pension assets across the various investments asset classes, and consideration of both historical and projected annual compound returns, our expected long-term return on pension plan investments for 2012 remains 8.50%. The effect of increasing, or lowering, the expected return on pension plan investments by 0.25% results in additional pre-tax annual income, or expense, of approximately $5.3 million. The cumulative difference between this expected return and the actual return on plan assets is deferred and amortized into pension income or expense over future periods. The amount of expected return on plan assets can vary significantly from year-to-year since the calculation is dependent on the market value of plan assets as of the end of the preceding year. U.S. generally accepted accounting principles allow companies to calculate the expected return on pension assets using either an average of fair market values of pension assets over a period not to exceed five years, which reduces the volatility in reported pension income or expense, or their fair market value at the end of the previous year. However, the Securities and Exchange Commission currently does not permit companies to change from the fair market value at the end of the previous year methodology, which is the methodology that we use, to an averaging of fair market values of plan assets methodology. As a result, our results of operations and those of other companies, including companies with which we compete, may not be comparable due to these different methodologies in calculating the expected return on pension investments.

In accordance with accounting standards, we determine the discount rate used to value pension plan liabilities as of the last day of each year. The discount rate reflects the current rate at which the pension liabilities could be effectively settled. In estimating this rate, we receive input from our actuaries regarding the rates of return on high quality, fixed-income investments with maturities matched to the expected future retirement benefit payments. Based on this assessment at the end of December 2011, we established a discount rate of 5.0% for valuing the pension liabilities as of the end of 2011, and for determining the pension expense for 2012. We had previously assumed a discount rate of 5.8% at the end of 2010 and 6.2% for the end of 2009. The estimated effect of changing the discount rate by 0.50%, would decrease pension liabilities in the case of an increase in the discount rate, or increase pension liabilities in the case of a decrease in the discount rate by approximately $150 million. Such a change in the discount rate would decrease pension expense in the case of an increase in the discount rate, or increase pension expense in the case of a decrease in the discount rate by approximately $10 million. The effect on pension liabilities for changes to the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, are deferred and amortized over future periods in accordance with the accounting standards.

As discussed above, gains and losses due to differences between actual and expected results for investment returns on plan assets, and changes in the discount rate used to value benefit obligations are deferred and recognized in the income statement over future periods. However for balance sheet presentation, these gains and losses are included in the determination of benefit obligations, net of plan assets, included on the year-end statement of financial position. At December 31, 2011, the Company had $1.33 billion of pre-tax net actuarial losses, primarily related to continued declines in the discount rate used to value pension obligations, and also due to negative investment returns on plan assets in 2008, which have been recognized on the balance sheet through a reduction in stockholders’ equity, and are being recognized in the income statement through expense amortizations over future years.

We also sponsor several postretirement plans covering certain hourly and salaried employees and retirees. These plans provide health care and life insurance benefits for eligible employees. Under most of the plans, our contributions towards premiums are capped based upon the cost as of certain dates, thereby creating a defined contribution. For the non-collectively bargained plans, we maintain the right to amend or terminate the plans in the future. In accordance with U.S. generally accepted accounting standards, postretirement expenses recognized in financial statements associated with defined benefit plans are determined on an actuarial basis, rather than as benefits are paid. We use actuarial assumptions, including the discount rate and the expected trend in health care costs, to estimate the costs and benefit obligations for these plans. The discount rate, which is determined annually at the end of each year, is developed based upon rates of return on high quality, fixed-income investments. At the end of 2011, we determined the rate to be 5.0%, compared to a 5.8% discount rate in 2010, and a 6.2% discount rate in 2009. The estimated effect of changing the discount rate by 0.50%, would decrease postretirement obligations in the case of an increase in the discount rate, or increase postretirement obligations in the case of a decrease in the discount rate by approximately $22 million. Such a change in the discount rate would decrease postretirement benefit expense in the case of an increase in the discount rate, or increase postretirement benefit expense in the case of a decrease in the discount rate by approximately $0.6 million. Based upon predictions of continued significant medical cost inflation in future years, the annual assumed rate of increase in the per capita cost of covered benefits of health care plans is 9.1% in 2012 and is assumed to gradually decrease to 5.0% in the year 2028 and remain level thereafter.

Certain of these postretirement benefits are funded using plan investments held in a Company-administered VEBA trust. The December 31, 2011 asset balance is $9 million and consists primarily of private equity investments. For 2011, our expected return on investments held in the VEBA trust was 8.3%, and our actual investment return was 17.6%. This assumed long-term rate of return on investments is applied to the market value of plan assets at the end of the previous year. This produces the expected return on plan investments that is included in annual postretirement benefits expenses for the current year. Our expected return on investments in the VEBA trust is 8.3% for 2012. The expected return on investments held in the VEBA trust is lower than the return on pension plan investments due to the mix of assets held by the VEBA trust and the expected reduction of VEBA trust assets due to benefit payments. The effect of increasing, or lowering, the expected return on postretirement benefit plan investments by 0.25% has a negligible effect on pre-tax annual income, or expense, due to the low level of investments held.

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

In September 2011, the FASB issued changes to the disclosure requirements for employers who participate in multiemployer pension plans. The new standards require an employer to provide additional quantitative and qualitative disclosures, including disclosure of the significant multiemployer plans in which an employer participates, the level of an employer’s participation in the significant multiemployer plans, including the employer’s contributions made to the plans and an indication of whether the employer’s contributions represent more than 5 percent of the total contributions made to the plan by all contributing employers. Additionally, the financial health of the significant multiemployer plans, including an indication of the funded status, whether funding improvement plans are pending or implemented, and whether the plan has imposed surcharges on the contributions to the plan. Finally, the required disclosures include the nature of the employer commitments to the plan, including when the collective-bargaining agreements that require contributions to the significant plans are set to expire and whether those agreements require minimum contributions to be made to the plans. These disclosures are included in Note 10. Pension Plans and Other Postretirement Benefits in the notes to the 2011 consolidated financial statements.

In September 2011, the FASB issued changes to the testing of goodwill for impairment. The changes are effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. We elected to early adopt this guidance which provides us with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. If we elect to perform a qualitative assessment and determine that an impairment is more likely than not, we are then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. We also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test.

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

Interest Rate Risk. We attempt to maintain a reasonable balance between fixed- and floating-rate debt to keep financing costs as low as possible. At December 31, 2011, we had approximately $25 million of floating rate debt outstanding with a weighted average interest rate of approximately 1.6%. Since the interest rate on floating rate debt changes with the short-term market rate of interest, we are exposed to the risk that these interest rates may increase, raising our interest expense. For example, a hypothetical 1% increase in the rate of interest on the $25 million of our outstanding floating rate debt would result in increased annual financing costs of approximately $0.3 million.

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

At December 31, 2011, the outstanding financial derivatives used to hedge our exposure to natural gas cost volatility represented approximately 70% of our forecasted requirements for 2012, 50% for 2013 and 10% for 2014. The net mark-to-market valuation of these outstanding hedges at December 31, 2011 was an unrealized pre-tax loss of $13.4 million, of which $10.1 million was presented in accrued liabilities and $3.3 million was presented in other long-term liabilities. The effects of the hedging activity will be recognized in income over the designated hedge periods. For the year ended December 31, 2011, the effects of natural gas hedging activity increased cost of sales by $12.5 million.

Volatility of Raw Material Prices. We use raw materials surcharge and index mechanisms to offset the impact of increased raw material costs; however, competitive factors in the marketplace can limit our ability to institute such mechanisms, and there can be a delay between the increase in the price of raw materials and the realization of the benefit of such mechanisms. For example, in 2011 we used approximately 95 million pounds of nickel; therefore a hypothetical change of $1.00 per pound in nickel prices would result in increased costs of approximately $95 million. In addition, in 2011 we also used approximately 810 million pounds of ferrous scrap in the production of our flat-rolled products and a hypothetical change of $0.01 per pound would result in increased costs of approximately $8 million. While we enter into raw materials futures contracts from time-to-time to hedge exposure to price fluctuations, such as for nickel, we cannot be certain that our hedge position adequately reduces exposure. We believe that we have adequate controls to monitor these contracts, but we may not be able to accurately assess exposure to price volatility in the markets for critical raw materials.

The majority of our products are sold utilizing raw material surcharges and index mechanisms. However as of December 31, 2011, we had entered into financial hedging arrangements primarily at the request of our customers related to firm orders, for an aggregate amount of less than 9% of our estimated annual nickel requirements. These nickel hedges extend to 2016. Any gain or loss associated with these hedging arrangements is included in cost of sales. At December 31, 2011, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax gain of $0.1 million, comprised of $0.7 million in prepaid expenses, $1.1 million in other current assets, $1.6 million in accrued liabilities and $0.1 million in other long-term liabilities.

Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies expected to be received from our export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk. At December 31, 2011, the outstanding financial derivatives used to hedge our exposure to foreign currency, primarily euros, represented approximately 10% of our forecasted total international sales through 2013. At December 31, 2011, the net mark-to-market valuation of the outstanding foreign currency forward contracts was an unrealized pre-tax gain of $15.4 million, of which $9.5 million is included in prepaid expenses and other assets and $5.9 million is presented in other long-term assets. In addition, we may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Allegheny Technologies Incorporated

We have audited the accompanying consolidated balance sheets of Allegheny Technologies Incorporated and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allegheny Technologies Incorporated and Subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Allegheny Technologies Incorporated and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

February 27, 2012

Allegheny Technologies Incorporated and Subsidiaries

Consolidated Statements of Income

(In millions, except per share amounts)

For the Years Ended December 31,	2011	2010	2009
Sales	$5,183.0	$4,047.8	$3,054.9
Costs and expenses:
Cost of sales	4,369.8	3,557.5	2,646.5
Selling and administrative expenses	382.1	304.9	315.7
Income before interest, other income and income taxes	431.1	185.4	92.7

Interest expense, net	(92.3)	(62.7)	(19.3)
Debt extinguishment costs	—	—	(9.2)
Other income, net	0.6	3.0	0.7
Income before income taxes	339.4	125.7	64.9

Income tax provision	116.3	47.0	26.9

Net income	223.1	78.7	38.0

Less: Net income attributable to noncontrolling interests	8.8	8.0	6.3

Net income attributable to ATI	$214.3	$70.7	$31.7

Basic net income attributable to ATI per common share	$2.09	$0.73	$0.33

Diluted net income attributable to ATI per common share	$1.97	$0.72	$0.32

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries

Consolidated Balance Sheets

(In millions, except share and per share amounts)	December 31, 2011	December 31, 2010
Assets
Cash and cash equivalents	$380.6	$432.3
Accounts receivable, net	709.1	545.4
Inventories, net	1,384.3	1,024.5
Prepaid expenses and other current assets	95.5	112.9
Total Current Assets	2,569.5	2,115.1
Property, plant and equipment, net	2,368.8	1,989.3
Cost in excess of net assets acquired	737.7	206.8
Other assets	370.9	182.4
Total Assets	$6,046.9	$4,493.6

Liabilities and Stockholders’ Equity
Accounts payable	$490.7	$394.1
Accrued liabilities	320.3	249.9
Deferred income taxes	23.5	5.6
Short-term debt and current portion of long-term debt	27.3	141.4
Total Current Liabilities	861.8	791.0
Long-term debt	1,482.0	921.9
Accrued postretirement benefits	488.1	423.8
Pension liabilities	508.9	58.3
Deferred income taxes	9.8	68.6
Other long-term liabilities	124.7	100.6
Total Liabilities	3,475.3	2,364.2
Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized- 50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-109,695,171 shares at December 31, 2011 and 102,404,256 at December 31, 2010; outstanding-106,354,612 shares at December 31, 2011 and 98,542,291 shares at December 31, 2010	11.0	10.2
Additional paid-in capital	1,207.1	658.9
Retained earnings	2,361.5	2,224.8
Treasury stock: 3,340,559 shares at December 31, 2011 and 3,861,965 shares at December 31, 2010	(162.7)	(188.0)
Accumulated other comprehensive loss, net of tax	(941.6)	(665.1)
Total ATI Stockholders’ Equity	2,475.3	2,040.8
Noncontrolling Interests	96.3	88.6
Total Stockholders’ Equity	2,571.6	2,129.4
Total Liabilities and Stockholders’ Equity	$6,046.9	$4,493.6

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

(In millions)

For the Years Ended December 31,	2011	2010	2009

Operating Activities:

Net income	$223.1	$78.7	$38.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	174.4	141.5	132.6
Deferred taxes	52.7	102.2	123.6
Change in operating assets and liabilities:
Retirement benefits (a)	19.6	34.3	(280.6)
Accounts receivable	(78.8)	(153.4)	141.4
Inventories	(227.3)	(199.0)	67.8
Accounts payable	50.0	85.5	30.1
Accrued income taxes	42.4	(32.2)	(26.6)
Accrued liabilities and other	40.7	(30.5)	(7.8)
Cash provided by operating activities	296.8	27.1	218.5

Investing Activities:
Purchases of property, plant and equipment	(278.2)	(219.1)	(415.4)
Purchases of businesses and investments in ventures	(349.2)	—	(38.9)
Asset disposals and other	2.7	2.3	0.6
Cash used in investing activities	(624.7)	(216.8)	(453.7)

Financing Activities:
Issuances of long-term debt	500.0	—	752.5
Payments on long-term debt and capital leases	(143.8)	(11.3)	(194.6)
Net borrowings (repayments) under credit facilities	(3.1)	2.9	5.8
Debt issuance costs	(5.0)	—	(18.1)
Dividends paid to shareholders	(74.7)	(70.8)	(70.6)
Purchase of subsidiary shares from noncontrolling interest	(0.2)	—	—
Shares repurchased for income tax withholding on share-based compensation	(2.2)	(0.9)	(1.4)
Dividends paid to noncontrolling interests	(7.2)	—	(0.8)
Exercises of stock options	1.6	1.4	0.8
Taxes on share-based compensation	10.8	(8.1)	0.5
Cash provided by (used in) financing activities	276.2	(86.8)	474.1
Increase (decrease) in cash and cash equivalents	(51.7)	(276.5)	238.9
Cash and cash equivalents at beginning of year	432.3	708.8	469.9
Cash and cash equivalents at end of year	$380.6	$432.3	$708.8

(a)	Includes voluntary cash contribution of $(350) million in 2009.

Amounts presented on the Consolidated Statements of Cash Flows may not agree to the corresponding changes in balance sheet items due to the accounting for purchases and sales of businesses and the effects of foreign currency translation.

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries Statements of Changes in Consolidated Equity

	ATI Stockholders
(In millions, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, December 31, 2008	$10.2	$651.8	$2,286.7	$(244.8)	$(746.5)		$71.6	$2,029.0
Net income	—	—	31.7	—	—	31.7	6.3	38.0
Other comprehensive income net of tax:
Pension plans and other postretirement benefits	—	—	—	—	19.9	19.9	—	19.9
Foreign currency translation gains	—	—	—	—	21.9	21.9	0.3	22.2
Unrealized gains on derivatives	—	—	—	—	31.2	31.2	—	31.2
Comprehensive income	—	—	31.7	—	73.0	$104.7	6.6	111.3
Cash dividends on common stock ($0.72 per share)	—	—	(70.6)	—	—		—	(70.6)
Dividends paid to noncontrolling interest	—	—	—	—	—		(0.8)	(0.8)
Employee stock plans	—	1.8	(17.3)	36.2	—		—	20.7
Balance, December 31, 2009	$10.2	$653.6	$2,230.5	$(208.6)	$(673.5)		$77.4	$2,089.6

Net income	—	—	70.7	—	—	70.7	8.0	78.7
Other comprehensive income (loss) net of tax:
Pension plans and other postretirement benefits	—	—	—	—	24.2	24.2	—	24.2
Foreign currency translation gains (losses)	—	—	—	—	(8.6)	(8.6)	3.2	(5.4)
Unrealized losses on derivatives	—	—	—	—	(7.2)	(7.2)	—	(7.2)
Comprehensive income	—	—	70.7	—	8.4	$79.1	11.2	90.3
Cash dividends on common stock ($0.72 per share)	—	—	(70.8)	—	—		—	(70.8)
Employee stock plans	—	5.3	(5.6)	20.6	—		—	20.3
Balance, December 31, 2010	$10.2	$658.9	$2,224.8	$(188.0)	$(665.1)		$88.6	$2,129.4

Net income	—	—	214.3	—	—	214.3	8.8	223.1
Other comprehensive income (loss) net of tax:
Pension plans and other postretirement benefits	—	—	—	—	(277.1)	(277.1)	—	(277.1)
Foreign currency translation gains (losses)	—	—	—	—	(3.1)	(3.1)	5.8	2.7
Unrealized gains on derivatives	—	—	—	—	3.8	3.8	—	3.8
Unrealized losses on equity securities	—	—	—	—	(0.1)	(0.1)	—	(0.1)
Comprehensive income (loss)	—	—	214.3	—	(276.5)	$(62.2)	14.6	(47.6)
Issuance of common stock	0.8	512.8	—	—	—		—	513.6
Cash dividends on common stock ($0.72 per share)	—	—	(74.7)	—	—		—	(74.7)
Noncontrolling interest acquired	—	—	—	—	—		0.7	0.7
Purchase of subsidiary shares from noncontrolling interest	—	0.2	—	—	—		(0.4)	(0.2)
Dividends paid to noncontrolling interest	—	—	—	—	—		(7.2)	(7.2)
Employee stock plans	—	35.2	(2.9)	25.3	—		—	57.6
Balance, December 31, 2011	$11.0	$1,207.1	$2,361.5	$(162.7)	$(941.6)		$96.3	$2,571.6

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

Accounts Receivable

Accounts receivable are presented net of a reserve for doubtful accounts of $5.9 million at December 31, 2011 and $5.6 million at December 31, 2010. The Company markets its products to a diverse customer base, principally throughout the United States. Trade credit is extended based upon evaluations of each customer’s ability to perform its obligations, which are updated periodically. Accounts receivable reserves are determined based upon an aging of accounts and a review for collectability of specific accounts. No single customer accounted for more than 10% of sales for all years presented. Accounts receivable from Uniti were $18.5 million and $7.9 million at December 31, 2011 and 2010, respectively.

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

Cost in Excess of Net Assets Acquired

At December 31, 2011, the Company had $737.7 million of goodwill on its balance sheet. Of the total, $598.7 million related to the High Performance Metals segment, $112.1 million related to the Flat-Rolled Products segment, and $26.9 million related to the Engineered Products segment. Goodwill increased $530.0 million during 2011 as a result of the acquisition of Ladish, as well as the $0.9 million impact of foreign currency translation on goodwill denominated in functional currencies other than the U.S. dollar. Goodwill and indefinite-lived intangible assets are reviewed annually for impairment or more frequently if impairment indicators arise. The review for goodwill impairment requires a comparison of the fair value of each reporting unit that has goodwill associated with its operations with its carrying amount, including goodwill. If this comparison reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of the fair value of the reporting unit over the fair value of all recognized and unrecognized assets and liabilities.

Changes in accounting standards, which were adopted by the Company in 2011, provide the option to qualitatively assess goodwill for impairment before completing a quantitative assessment. Under the qualitative approach, if, after assessing the totality of events or circumstances, including both macroeconomic, industry and market factors, and entity-specific factors, the Company determines it is likely (more likely than not) that the fair value of a reporting unit is greater than its carrying amount, then the quantitative impairment analysis is not required. The quantitative assessment may be performed each year for a reporting unit at the Company’s option without first performing a qualitative assessment. The Company’s quantitative assessment of goodwill for possible impairment includes estimating the fair market value of a reporting unit which has goodwill associated with its operations using discounted cash flow and multiples of cash earnings valuation techniques, plus valuation comparisons to recent public sale transactions of similar businesses, if any. These impairment assessments and valuation methods require the Company to make estimates and assumptions regarding future operating results, cash flows, changes in working capital and capital expenditures, selling prices, profitability, and the cost of capital. Many of these assumptions are determined by reference to market participants identified by the Company. Although management believes that the estimates and assumptions used were reasonable, actual results could differ from those estimates and assumptions. The Company performs the required annual goodwill impairment evaluation in the fourth quarter of each year. No impairment of goodwill was determined to exist for the years ended December 31, 2011, 2010 or 2009.

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

Research and Development

Company funded research and development costs were $19.3 million in 2011, $16.5 million in 2010, and $19.3 million in 2009 and were expensed as incurred. Customer funded research and development costs were $1.5 million in 2011, $0.8 million in 2010, and $0.3 million in 2009. Customer funded research and development costs are recognized in the consolidated statement of income in accordance with revenue recognition policies.

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

On January 1, 2011, the Company adopted changes issued by the FASB to disclosure requirements for disaggregated disclosure of fair value measurements using significant unobservable inputs, which are categorized as Level 3 in the fair value hierarchy. These changes are included in the December 31, 2011 consolidated financial statements.

In September 2011, the FASB issued changes to the disclosure requirements for employers who participate in multiemployer pension plans. The new standards require an employer to provide additional quantitative and qualitative disclosures, including disclosure of the significant multiemployer plans in which an employer participates, the level of an employer’s participation in the significant multiemployer plans, including the employer’s contributions made to the plans and an indication of whether the employer’s contributions represent more than five percent of the total contributions made to the plan by all contributing employers. Additionally, the financial health of the significant multiemployer plans, including an indication of the funded status, whether funding improvement plans are pending or implemented, and whether the plan has imposed surcharges on the contributions to the plan. Finally, the required disclosures include the nature of the employer commitments to the plan, including when the collective-bargaining agreements that require contributions to the significant plans are set to expire and whether those agreements require minimum contributions to be made to the plans. These disclosures are included in Note 10. Pension Plans and Other Postretirement Benefits.

In September 2011, the FASB issued changes to the testing of goodwill for impairment. The changes are effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Company elected to early adopt this guidance which provides the Company with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, go directly to the two-step quantitative impairment test.

Pending Accounting Pronouncements

In June 2011, the FASB issued changes to the presentation of comprehensive income which requires entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, these changes require an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB deferred the requirement for presenting the reclassification adjustments from comprehensive income to net income by component within the face of the financial statements. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, which is the method of presentation used by ATI, will no longer be permitted. Finally, no changes were made to the calculation and presentation of earnings per share. These changes, with retrospective application, become effective for ATI for interim and annual periods in fiscal year 2012. Other than the change in presentation, these changes will not have an impact on the consolidated financial statements.

Note 2. Acquisition of Business

On May 9, 2011, ATI completed the acquisition of Ladish Co., Inc. (Ladish) for $897.6 million, comprised of the issuance of 7.3 million shares of ATI common stock and payment of $384 million in cash ($349.2 million, net of cash acquired). ATI Ladish results are included in the High Performance Metals segment from the date of the acquisition. Based in Wisconsin, ATI Ladish engineers, produces and markets high-strength, high technology forged and cast metal components for a wide variety of load-bearing and fatigue-resisting applications in the jet engine, aerospace and industrial markets, for both domestic and international customers. Ladish sales in 2010 were $403.1 million. Based on the final purchase price allocation, goodwill of $530 million and intangible assets of $166 million were recorded for this transaction. Pro forma financial information has not been included because the acquisition did not meet certain significance thresholds.

Note 3. Inventories

Inventories at December 31, 2011 and 2010 were as follows (in millions):

	2011	2010
Raw materials and supplies	$205.7	$169.3
Work-in-process	1,150.0	892.8
Finished goods	199.9	126.5

Total inventories at current cost	1,555.6	1,188.6
Less allowances to reduce current cost values to LIFO basis	(153.7)	(163.0)
Progress payments	(17.6)	(1.1)

Total inventories, net	$1,384.3	$1,024.5

Inventories, before progress payments, determined on the last-in, first-out (“LIFO”) method were $987.1 million at December 31, 2011, and $844.2 million at December 31, 2010. The remainder of the inventory was determined using the first-in, first-out (“FIFO”) and average cost methods, and these inventory values do not differ materially from current cost. The effect of using the LIFO methodology to value inventory, rather than FIFO, decreased cost of sales in 2011 by $9.3 million. In 2010 the impact of using the LIFO methodology, rather than FIFO, increased costs of sales by $60.2 million while in 2009 the impact was a decrease to cost of sales in the amount $102.8 million.

During 2011, 2010, and 2009, inventory usage resulted in liquidations of LIFO inventory quantities. These inventories were carried at differing costs prevailing in prior years as compared with the cost of current manufacturing cost and purchases. The effect of these LIFO liquidations was to increase cost of sales by $0.1 million in 2011, decrease cost of sales by $1.8 million in 2010 and increase cost of sales by $1.8 million in 2009.

Note 4. Property, Plant and Equipment

Property, plant and equipment at December 31, 2011 and 2010 was as follows:

(In millions)	2011	2010
Land	$34.0	$25.8
Buildings	757.0	638.2
Equipment and leasehold improvements	3,146.2	2,750.8

	3,937.2	3,414.8
Accumulated depreciation and amortization	(1,568.4)	(1,425.5)

Total property, plant and equipment, net	$2,368.8	$1,989.3

Construction in progress at December 31, 2011 and 2010 was $346.2 million and $184.5 million, respectively. Depreciation and amortization for the years ended December 31, 2011, 2010 and 2009 was as follows:

(In millions)	2011	2010	2009
Depreciation of property, plant and equipment	$152.8	$126.3	$118.1
Software and other amortization	21.6	15.2	14.5

Total depreciation and amortization	$174.4	$141.5	$132.6

Note 5. Asset Retirement Obligations

The Company maintains reserves where a legal obligation exists to perform an asset retirement activity and the fair value of the liability can be reasonably estimated. These asset retirement obligations (“ARO”) include liabilities where the timing and (or) method of settlement may be conditional on a future event, that may or may not be within the control of the entity. At December 31, 2011, the Company had recognized AROs of $12.8 million related to landfill closures, facility leases and conditional AROs associated with manufacturing activities using what may be characterized as potentially hazardous materials.

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

Changes in asset retirement obligations for the years ended December 31, 2011 and 2010 were as follows:

(in millions)	2011	2010
Balance at beginning of year	$13.2	$14.7
Accretion expense	1.1	1.4
Payments	(1.6)	(2.5)
Revision of estimates	(0.6)	(1.0)
Liabilities incurred	0.7	0.6

Balance at end of year	$12.8	$13.2

Note 6. Supplemental Financial Statement Information

Cash and cash equivalents at December 31, 2011 and December 31, 2010 were as follows:

(in millions)	2011	2010
Cash	$339.6	$256.8
Other short-term investments	41.0	175.5

Total cash and cash equivalents	$380.6	$432.3

Accounts receivable are presented net of a reserve for doubtful accounts of $5.9 million at December 31, 2011, and $5.6 million at December 31, 2010. During 2011, the Company recognized expense of $2.1 million to increase the reserve for doubtful accounts and wrote off $2.7 million of uncollectible accounts, which reduced the reserve. Additionally, the year end reserve for doubtful accounts includes $0.9 million acquired as part of the Ladish acquisition. During 2010, the Company recognized expense of $0.5 million to increase the reserve for doubtful accounts and wrote off $1.4 million of uncollectible accounts, which decreased the reserve. During 2009, the Company recognized expense of $1.7 million to increase the reserve for doubtful accounts and wrote off $1.5 million of uncollectible accounts, which decreased the reserve.

Other intangible assets, which are included in Other assets on the accompanying consolidated balance sheet as of December 31, 2011, were as follows:

(in millions)	Useful life (years)	Gross carrying amount	Accumulated amortization
Technology	20	$74.0	$(0.8)
Customer relationships	25	31.0	(2.5)

Total amortizable intangible assets		105.0	(3.3)
Indefinite-lived trademarks		61.0	—

Total intangible assets		$166.0	$(3.3)

Amortization expense related to the amortizable intangibles acquired in the Ladish acquisition was approximately $3.3 million for the year end December 31, 2011. For each of the years ended December 31, 2012 through 2016, annual amortization expense is expected to be $4.9 million.

Accrued liabilities included salaries, wages and other payroll-related liabilities of $86.3 million and $62.4 million at December 31, 2011 and 2010, respectively.

Other income (expense) for the years ended December 31, 2011, 2010, and 2009 was as follows:

(in millions)	2011	2010	2009
Rent, royalty income and other income	$1.3	$1.4	$0.9
Gain (losses) on insured events	(0.2)	2.0	—
Net losses on property and investments	(0.3)	—	(0.2)
Other	(0.2)	(0.4)	—

Total other income	$0.6	$3.0	$0.7

Note 7. Debt

Debt at December 31, 2011 and December 31, 2010 was as follows:

(In millions)	2011	2010
Allegheny Technologies $500 million 5.95% Notes due 2021	$500.0	$—
Allegheny Technologies $402.5 million 4.25% Convertible Notes due 2014	402.5	402.5
Allegheny Technologies $350 million 9.375% Notes due 2019	350.0	350.0
Allegheny Technologies $300 million 8.375% Notes due 2011, net (a)	—	117.3
Allegheny Ludlum 6.95% debentures due 2025	150.0	150.0
Ladish Series B 6.14% Notes due 2016 (b)	31.8	—
Ladish Series C 6.41% Notes due 2015 (c)	44.6	—
Domestic Bank Group $400 million unsecured credit agreement	—	—
Promissory note for J&L asset acquisition	—	10.2
Foreign credit agreements	24.5	26.3
Industrial revenue bonds, due through 2020, and other	5.9	7.0

Total short-term and long-term debt	1,509.3	1,063.3
Short-term debt and current portion of long-term debt	27.3	141.4

Total long-term debt	$1,482.0	$921.9

(a)	Includes fair value adjustments for settled interest rate swap contracts of $0.9 million at December 31, 2010.
(b)	Includes fair value adjustments of $3.2 million at December 31, 2011.
(c)	Includes fair value adjustments of $4.6 million at December 31, 2011.

Interest expense was $93.7 million in 2011, $63.8 million in 2010, and $21.4 million in 2009. Interest expense was reduced by $12.1 million, $12.5 million, and $39.0 million, in 2011, 2010, and 2009, respectively, from interest capitalization on capital projects. Interest and commitment fees paid were $102.8 million in 2011, $72.8 million in 2010, and $58.1 million in 2009. Net interest expense includes interest income of $1.4 million in 2011, $1.1 million in 2010, and $2.1 million in 2009.

Scheduled principal payments during the next five years are $27.3 million in 2012, $30.7 million in 2013, $419.3 million in 2014, $16.9 million in 2015 and $7.0 million in 2016.

2021 Notes

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

Ladish Notes

In conjunction with the Ladish acquisition, the Company assumed the Series B and Series C Notes previously issued by Ladish. The Series B 6.14% Notes are unsecured and have a principal balance of $28.6 million at December 31, 2011, excluding fair value adjustments. The Series B Notes pay interest semi-annually and mature on May 16, 2016, with the principal amortizing equally in annual payments over the remaining term. The Series C 6.41% Notes are unsecured and have a principal balance of $40 million at December 31, 2011, excluding fair value adjustments. The Series C Notes pay interest semi-annually and mature on September 2, 2015, with the principal amortizing equally in annual payments over the remaining term. The Series B and Series C Notes contain financial covenants specific to ATI Ladish which (1) limit the incurrence of certain additional debt; (2) require a certain level of consolidated adjusted net worth; (3) require minimum fixed charges coverage ratio; and (4) require a limited amount of funded debt to consolidated cash flow. The covenant on incurrence of additional debt limits funded debt to 60% of total capitalization. ATI Ladish was in compliance with all Series B and Series C covenants at December 31, 2011.

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

2011 Notes

In June 2009, the Company completed a tender offer for the Company’s 8.375% Notes due in 2011 (the “2011 Notes”) of which $300 million in aggregate principal amount was outstanding prior to the tender offer. As a result of the tender offer, the Company retired $183.3 million of the 2011 Notes and recognized a pre-tax charge of $9.2 million in the 2009 second quarter for the costs of acquiring the 2011 Notes. The remaining $116.7 million in face value of the 2011 Notes was retired upon maturity on December 15, 2011.

The Company had deferred gains on settled interest rate swap contracts that were recognized as reductions to interest expense over the remaining life of the 2011 Notes. At December 31, 2010, the unrecognized deferred settlement gain was $0.9 million. Interest expense was reduced by $0.9 million in both 2011 and 2010, and by $1.3 million in 2009, as a result of the deferred gain amortization.

Unsecured Credit Agreement

The Company has a $400 million senior unsecured domestic revolving credit facility that expires in December 2015. The facility includes a $200 million sublimit for the issuance of letters of credit. Under the terms of the facility, the Company may increase the size of the credit facility by up to $100 million without seeking the further approval of the lending group. The facility requires the Company to maintain a leverage ratio (consolidated total indebtedness divided by consolidated earnings before interest, taxes and depreciation and amortization) of not greater than 3.25, and maintain an interest coverage ratio (consolidated earnings before interest and taxes divided by interest expense) of not less than 2.0. At December 31, 2011, the leverage ratio was 1.78 and the interest coverage ratio was 5.31. The definition of consolidated earnings before interest and taxes, and consolidated earnings before income, taxes, depreciation and amortization as used in the interest coverage and leverage ratios excludes any non-cash pension expense or income, and consolidated indebtedness in the leverage ratio is net of cash on hand in excess of $50 million. The Company was in compliance with these required ratios during all applicable periods. As of December 31, 2011, there had been no borrowings made under the facility, although a portion of the facility was used to support approximately $7 million in letters of credit.

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

Foreign and Other Credit Facilities

The Company has an additional separate credit facility for the issuance of letters of credit. As of December 31, 2011, $31 million in letters of credit were outstanding under this facility.

STAL, the Company’s Chinese joint venture company in which ATI has a 60% interest, has a revolving credit facility with a group of banks that expires in 2012. Under the credit facility, STAL may borrow up to 205 million renminbi (approximately $32 million based on December 2011 exchange rates) at an interest rate equal to 90% of the applicable lending rate published by the People’s Bank of China. The credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners, and is intended to be utilized in the future to support the expansion of STAL’s operations, which are located in Shanghai, China. The credit facility requires STAL to maintain a minimum level of shareholders’ equity, and certain financial ratios. As of December 31, 2011, there had been no borrowings made under the STAL credit facility.

The Company’s subsidiaries also maintain other credit agreements with various foreign banks, which provide for borrowings of up to approximately $37 million, including $11 million of short-term financing of trade accounts payable at STAL. At December 31, 2011, the Company had approximately $13 million of available borrowing capacity under these foreign credit agreements. These agreements provide for annual facility fees of up to 0.20%. The weighted average interest rate of foreign credit agreements as of December 31, 2011, was 1.60%.

The Company has no off-balance sheet financing relationships as defined in Item 303(a)(4) of SEC Regulation S-K, with variable interest entities, structured finance entities, or any other unconsolidated entities. At December 31, 2011, the Company had not guaranteed any third-party indebtedness.

Note 8. Derivative Financial Instruments and Hedging

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

The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of December 31, 2011, the Company had entered into financial hedging arrangements primarily at the request of its customers, related to firm orders, for an aggregate notional amount of less than 9% of the Company’s estimated annual nickel requirements. These nickel hedges extend to 2016.

At December 31, 2011, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility included natural gas cost hedges for approximately 70% of its annual forecasted domestic requirements for 2012, 50% for 2013 and approximately 10% for 2014, and electricity hedges for Western Pennsylvania operations of approximately 30% of its forecasted on-peak and off-peak requirements for 2012.

While the majority of the Company’s direct export sales are transacted in U.S. dollars, foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk. At December 31, 2011, the outstanding financial derivatives used to hedge the Company’s exposure to foreign currency, primarily euros, represented approximately 10% of the Company’s forecasted total international sales through 2013. In addition, the Company may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions.

The Company may enter into derivative interest rate contracts to maintain a reasonable balance between fixed- and floating-rate debt. There were no unsettled derivative financial instruments related to debt balances for the periods presented.

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

(in millions): Asset derivatives	Balance sheet location	December 31, 2011	December 31, 2010

Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$9.5	$10.0
Nickel and other raw material contracts	Prepaid expenses and other current assets	0.7	3.7
Electricity contracts	Prepaid expenses and other current assets	—	0.4
Foreign exchange contracts	Other assets	5.9	0.5
Nickel and other raw material contracts	Other assets	1.1	0.8
Electricity contracts	Other assets	—	0.2
Natural gas contracts	Other assets	—	0.3

Total derivatives designated as hedging instruments:		17.2	15.9
Derivatives not designated as hedging instruments:

Foreign exchange contracts	Prepaid expenses and other current assets	3.5	4.2

Total derivatives not designated as hedging instruments:		3.5	4.2

Total asset derivatives		$20.7	$20.1

Liability derivatives	Balance sheet location

Derivatives designated as hedging instruments:
Natural gas contracts	Accrued liabilities	$10.1	$16.7
Nickel and other raw material contracts	Accrued liabilities	1.6	—
Foreign exchange contracts	Accrued liabilities	—	2.0
Electricity contracts	Accrued liabilities	2.0	0.8
Natural gas contracts	Other long-term liabilities	3.3	0.8
Electricity contracts	Other long-term liabilities	—	0.5
Foreign exchange contracts	Other long-term liabilities	—	1.1
Nickel and other raw material contracts	Other long-term liabilities	0.1	—

Total liability derivatives		$17.1	$21.9

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

Activity with regard to derivatives designated as cash flow hedges for the year ended December 31, 2011 were as follows (in millions):

Derivatives in Cash Flow	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (a)		Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)

Hedging Relationships	2011	2010	2011	2010	2011	2010

Nickel and other raw material contracts	$(5.9)	$6.6	$(3.1)	$13.3	$—	$—
Natural gas contracts	(10.1)	(10.7)	(12.5)	(10.6)	—	—
Electricity contracts	(1.1)	(0.4)	(0.3)	—	—	—
Foreign exchange contracts	5.2	10.1	0.2	10.1	—	—

Total	$(11.9)	$5.6	$(15.7)	$12.8	$—	$—

(a)	The gains (losses) reclassified from accumulated OCI into income related to the effective portion of the derivatives are presented in cost of sales.
(b)	The gains (losses) recognized in income on derivatives related to the ineffective portion and the amount excluded from effectiveness testing are presented in selling and administrative expenses.

Assuming market prices remain constant with those at December 31, 2011, a loss of $2.1 million is expected to be recognized over the next 12 months.

The disclosures of gains or losses presented above for nickel and other raw material contracts and foreign currency contracts do not take into account the anticipated underlying transactions. Since these derivative contracts represent hedges, the net effect of any gain or loss on results of operations may be fully or partially offset.

Derivatives that are not designated as hedging instruments were as follows:

(In millions)	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	2011	2010
Foreign exchange contracts	$—	$2.8

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

Note 9. Fair Value of Financial Instruments

The estimated fair value of financial instruments at December 31, 2011 was as follows:

		Fair Value Measurements at Reporting Date Using
			Quoted Prices in	Significant
	Total	Total	Active Markets for	Observable
	Carrying	Estimated	Identical Assets	Inputs
(In millions)	Amount	Fair Value	(Level 1)	(Level 2)
Cash and cash equivalents	$380.6	$380.6	$380.6	$—
Derivative financial instruments:
Assets	20.7	20.7	—	20.7
Liabilities	17.1	17.1	—	17.1
Debt	1,509.3	1,791.3	1,684.5	106.8

The estimated fair value of financial instruments at December 31, 2010 was as follows:

		Fair Value Measurements at Reporting Date Using
			Quoted Prices in	Significant
	Total	Total	Active Markets for	Observable
	Carrying	Estimated	Identical Assets	Inputs
(In millions)	Amount	Fair Value	(Level 1)	(Level 2)
Cash and cash equivalents	$432.3	$432.3	$432.3	$—
Derivative financial instruments:
Assets	20.1	20.1	—	20.1
Liabilities	21.9	21.9	—	21.9
Debt (a)	1,063.3	1,328.4	1,284.9	43.5

(a)	Includes fair value adjustments for settled interest rate swap contracts of $0.9 million at December 31, 2010.

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

Short-term and long-term debt: The fair values of the Allegheny Technologies 4.25% Convertible Notes, the Allegheny Technologies 9.375% Notes, the Allegheny Technologies 5.95% Notes, the Allegheny Technologies 8.375% Notes, and the Allegheny Ludlum 6.95% debentures were determined using Level 1 information. The fair values of the other short-term and long-term debt were determined using Level 2 information.

Note 10. Pension Plans and Other Postretirement Benefits

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

The components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following:

	5.45 - 5.8	5.45 - 5.8	5.45 - 5.8	5.45 - 5.8	5.45 - 5.8	5.45 - 5.8
	Pension Benefits			Other Postretirement Benefits
(in millions)	2011	2010	2009	2011	2010	2009
Service cost — benefits earned during the year	$ 30.0	$ 30.2	$ 23.3	$ 3.2	$ 3.1	$ 2.9
Interest cost on benefits earned in prior years	135.1	131.9	138.6	27.5	28.9	32.5
Expected return on plan assets	(192.1)	(181.5)	(156.4)	(1.0)	(1.4)	(1.5)
Amortization of prior service cost (credit)	11.3	13.4	16.6	(18.3)	(18.1)	(19.2)
Amortization of net actuarial loss	71.3	77.4	76.5	9.9	6.0	6.4
Termination benefits	0.8	—	—	0.2	—	—

Total retirement benefit expense	$ 56.4	$ 71.4	$ 98.6	$ 21.5	$ 18.5	$ 21.1

Special termination benefits were recorded in 2011 in conjunction with the temporary idling of the Flat-Rolled Products segment’s New Castle, IN finishing facility.

Actuarial assumptions used to develop the components of defined benefit pension expense and other postretirement benefit expense were as follows:

	5.45 - 5.8	5.45 - 5.8	5.45 - 5.8	5.45 - 5.8	5.45 - 5.8	5.45 - 5.8
	Pension Benefits			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Discount rate (a)	5.45 - 5.8%	6.20%	6.85 - 7.5%	5.45 - 5.8%	6.20%	6.85%
Rate of increase in future compensation levels	2.5 - 4.5%	2.5 - 4.5%	3 - 4.5%	—	—	—
Expected long-term rate of return on assets	8.50%	8.75%	8.75%	8.3%	8.3%	8.3%

(a)	Pension and other postretirement benefit expense for 2011 was initially measured at a 5.8% discount rate. The Ladish pension and other postretirement benefit plans acquired May 9, 2011 were valued using a 5.45% discount rate. Certain other postretirement benefit plan obligations were remeasured as of August 1, 2011 using a 5.5% discount rate as a result of benefit changes. The 2009 expense for the U.S. qualified defined benefit plan initially used a 6.85% discount rate. This plan was remeasured in the second quarter 2009 upon the Company’s $350 million voluntary cash contribution, and a 7.5% discount rate was used to determine expense for this plan for the remainder of the year.

Actuarial assumptions used for the valuation of defined benefit pension and other postretirement benefit obligations at the end of the respective periods were as follows:

	5.45 - 5.8	5.45 - 5.8	5.45 - 5.8	5.45 - 5.8
	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
Discount rate	5.0%	5.8%	5.0%	5.8%
Rate of increase in future compensation levels	3.0% - 4.5%	2.5% - 4.5%	—	—

A reconciliation of the funded status for the Company’s defined benefit pension and other postretirement benefit plans at December 31, 2011 and 2010 was as follows:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2011	2010	2011	2010
Change in benefit obligations:
Benefit obligation at beginning of year	$2,293.6	$2,220.7	$499.6	$509.4
Service cost	30.0	30.2	3.2	3.1
Interest cost	135.1	131.9	27.5	28.9
Benefits paid	(186.9)	(176.9)	(56.1)	(53.5)
Subsidy paid	—	—	1.4	2.1
Participant contributions	0.7	0.7	—	—
Acquisition	210.7	—	32.3	—
Effect of currency rates	0.8	(2.7)	—	—
Benefit changes	2.3	—	3.4	—
Net actuarial (gains) losses — discount rate change	216.3	94.3	22.2	15.1
— other	46.9	(4.6)	34.9	(5.5)
Special termination benefits	0.8	—	0.2	—
Benefit obligation at end of year	$2,750.3	$2,293.6	$568.6	$499.6

Change in plan assets:
Fair value of plan assets at beginning of year	$2,237.4	$2,163.5	$12.5	$17.1
Actual returns on plan assets and plan expenses	1.8	244.7	1.5	(0.4)
Employer contributions	8.4	7.5	—	—
Participant contributions	0.7	0.7	—	—
Acquisition	170.6	—	—	—
Effect of currency rates	0.7	(2.1)	—	—
Benefits paid	(186.9)	(176.9)	(5.2)	(4.2)
Fair value of plan assets at end of year	$2,232.7	$2,237.4	$8.8	$12.5

Amounts recognized in the balance sheet:
Other assets	$—	$8.7	$—	$—
Current liabilities	(8.7)	(6.6)	(71.7)	(63.3)
Noncurrent liabilities	(508.9)	(58.3)	(488.1)	(423.8)
Total amount recognized	$(517.6)	$(56.2)	$(559.8)	$(487.1)

Changes to accumulated other comprehensive loss related to pension and other postretirement benefit plans in 2011 and 2010 were as follows:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2011	2010	2011	2010
Beginning of year accumulated other comprehensive loss	$(969.8)	$(1,035.2)	$(90.0)	$(66.6)
Amortization of net actuarial loss	71.3	77.4	9.9	6.0
Amortization of prior service cost (credit)	11.3	13.4	(18.3)	(18.1)
Remeasurements	(456.1)	(25.4)	(60.2)	(11.3)
End of year accumulated other comprehensive loss	$(1,343.3)	$(969.8)	$(158.6)	$(90.0)
Net change in accumulated other comprehensive loss	$(373.5)	$65.4	$(68.6)	$(23.4)

Amounts included in accumulated other comprehensive loss at December 31, 2011 and 2010 were as follows:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2011	2010	2011	2010
Prior service (cost) credit	$(17.2)	$(26.2)	$27.7	$49.4
Net actuarial loss	(1,326.1)	(943.6)	(186.3)	(139.4)
Accumulated other comprehensive loss	(1,343.3)	(969.8)	(158.6)	(90.0)
Deferred tax effect	508.7	369.6	60.6	34.7
Accumulated other comprehensive loss, net of tax	$(834.6)	$(600.2)	$(98.0)	$(55.3)

Retirement benefit expense for defined benefit plans in 2012 is estimated to be approximately $122 million, comprised of $98 million for pension expense and $24 million of expense for other postretirement benefits. Amounts in accumulated other comprehensive income (loss) that are expected to be recognized as components of net periodic benefit cost in 2012 are:

(in millions)	Pension Benefits	Other Postretirement Benefits	Total
Amortization of prior service cost (credit)	$6.4	$(18.2)	$(11.8)
Amortization of net actuarial loss	105.2	14.5	119.7
Amortization of accumulated other comprehensive income (loss)	$111.6	$(3.7)	$107.9

The accumulated benefit obligation for all defined benefit pension plans was $2,677.2 million and $2,239.4 million at December 31, 2011 and 2010, respectively. Additional information for pension plans with accumulated benefit obligations in excess of plan assets:

	Pension Benefits
(in millions)	2011	2010
Projected benefit obligation	$2,750.3	$123.2
Accumulated benefit obligation	2,677.2	119.1
Fair value of plan assets	2,232.7	58.3

Based upon current regulations and actuarial studies, the Company does not expect to be required to make cash contributions to its U.S. qualified defined benefit pension plan (U.S. Plan) for 2012. However, the Company may elect, depending upon the investment performance of the pension plan assets and other factors, to make voluntary cash contributions to this pension plan in the future. For 2012, the Company expects to fund benefits of approximately $9 million for its U.S. nonqualified benefit pension plans and its U.K. defined benefit plan.

The following table summarizes expected benefit payments from the Company’s various pension and other postretirement benefit defined benefit plans through 2021, and also includes estimated Medicare Part D subsidies projected to be received during this period based on currently available information.

(in millions)	Pension Benefits	Other Postretirement Benefits	Medicare Part D Subsidy
2012	$181.6	$73.8	$1.7
2013	180.2	56.3	1.7
2014	179.1	55.0	1.7
2015	179.8	53.5	1.7
2016	180.0	50.3	1.6
2017-2021	893.6	213.0	7.3

The annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) for health care plans was 9.1% in 2012 and is assumed to gradually decrease to 5.0% in the year 2028 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

(in millions)	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost components for the year ended December 31, 2011	$ 0.5	$ (0.6)
Effect on other postretirement benefit obligation at December 31, 2011	$14.3	$ (12.6)

The plan assets for the U.S. Plan represent approximately 97% of total pension plan assets at December 31, 2011. In December 2011, the qualified defined benefit pension plans of ATI Ladish were merged into the U.S. Plan. The U.S. Plan invests in a diversified portfolio consisting of an array of asset classes that attempts to maximize returns while minimizing volatility. These asset classes include U.S. domestic equities, developed market equities, emerging market equities, private equity, global high quality and high yield fixed income, and real estate. The Company continually monitors the investment results of these asset classes and its fund managers, and explores other potential asset classes for possible future investment.

U.S. Plan assets at December 31, 2011 and 2010 included 3.0 million shares and 2.8 million shares, respectively of ATI common stock with a fair value of $141.2 million and $154.5 million, respectively. Shares of ATI stock held by the U.S. Plan increased in 2011 due to the merger of the ATI Ladish plans. Dividends of $2.1 million and $2.0 million were received by the U.S. Plan in 2011 and 2010, respectively, on the ATI common stock held by this plan.

The fair values of the Company’s pension plan assets at December 31, 2011 by asset category and by the level of inputs used to determine fair value, were as follows:

(in millions)		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset category	Total	(Level 1)	(Level 2)	(Level 3)
Equity securities:
ATI common stock	$ 141.2	$ 141.2	$ —	$ —
Other U.S. equities (a)	513.7	168.2	345.5	—
International equities (b)	222.9	21.6	201.3	—
Fixed income and cash equivalents (c)	1,050.5	221.2	827.4	1.9
Private equity	80.6	—	—	80.6
Hedge funds	121.9	—	—	121.9
Real estate and other	101.9	4.6	7.9	89.4
Total assets	$ 2,232.7	$ 556.8	$ 1,382.1	$293.8

(a)	Includes investments in comingled funds that invest in U.S. equity securities, comprised of approximately 90% large-cap U.S. companies and 10% small-cap U.S. companies.

(b)	Includes investments in comingled funds that invest in non-U.S. equity securities, comprised of approximately 80% developed countries and 20% emerging market economies.

(c)	Fixed income investments are comprised of actively managed investments which include U.S. government and U.S. government agency securities, corporate bonds, mortgage-backed securities and other fixed income securities. To mitigate risk, investment managers have limitations regarding the amount of investment in particular securities and the credit quality of such investments.

The fair values of the Company’s pension plan assets at December 31, 2010 by asset category and by the level of inputs used to determine fair value, were as follows:

(in millions)		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset category	Total	(Level 1)	(Level 2)	(Level 3)
Equity securities:
ATI common stock	$154.5	$ 154.5	$ —	$ —
Other U.S. equities (a)	519.3	185.2	334.1	—
International equities (b)	266.7	21.5	245.2	—
Fixed income and cash equivalents (c)	1,020.3	150.6	867.3	2.4
Private equity	83.0	—	—	83.0
Hedge funds	124.0	—	—	124.0
Real estate and other	69.6	4.2	8.6	56.8

Total assets	$2,237.4	$ 516.0	$ 1,455.2	$ 266.2

(a)	Includes investments in comingled funds that invest in U.S. equity securities, comprised of approximately 90% large-cap U.S. companies and 10% small-cap U.S. companies.

(b)	Includes investments in comingled funds that invest in non-U.S. equity securities, comprised of approximately 80% developed countries and 20% emerging market economies.

(c)	Fixed income investments are comprised of actively managed investments which include U.S. government and U.S. government agency securities, corporate bonds, mortgage-backed securities and other fixed income securities. To mitigate risk, investment managers have limitations regarding the amount of investment in particular securities and the credit quality of such investments.

Changes in the fair value of Level 3 pension plan assets for the year ended December 31, 2011 were as follows:

(in millions)	January 1, 2011 Balance	Net Realized and Unrealized Gains (Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into (Out Of) Level 3	December 31, 2011 Balance
Fixed income and cash equivalents	$ 2.4	$ 0.3	$ (0.8)	$—	$1.9
Private equity	83.0	—	(0.6)	—	82.4
Hedge funds	124.0	(2.1)	—	—	121.9
Real estate and other	56.8	11.0	19.8	—	87.6

Total	$ 266.2	$ 9.2	$ 18.4	$—	$293.8

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

For 2012, the expected long-term rate of returns on defined benefit pension assets will be 8.5%. In developing the expected long-term rate of return assumptions, the Company evaluated input from its third party pension plan asset managers and actuaries, including reviews of their asset class return expectations and long-term inflation assumptions. The expected long-term rate of return is based on expected asset allocations within ranges for each investment category, and includes consideration of both historical and projected annual compound returns, weighted on a 65%/35% basis, respectively. The Company’s actual returns on pension assets for the last five years have been 0.3% for 2011, 12.2% for 2010, 16.4% for 2009, (25.3)% for 2008, and 10.9% for 2007.

The target asset allocations for pension plans for 2012, by major investment category, are:

Asset category	Target asset allocation range
Equity securities:
U. S. equities	18% - 38%
International equities	7% - 17%
Fixed income	35% - 45%
Private equity	0% - 10%
Hedge funds	0% - 10%
Real estate and other	0% - 10%
Cash and cash equivalents	0% - 10%

At December 31, 2011, other postretirement benefit plan assets of $9 million are primarily invested in private equity investments, which are classified as Level 3 in the valuation hierarchy, as the valuations are substantially based upon unobservable information. For 2012, the expected long-term rate of returns on these other postretirement benefit assets will be 8.3%. The expected return on other postretirement benefit plan assets is expected to be lower than the return on pension plan investments due to the mix of investments and the expected reduction of plan assets due to benefit payments.

Pension costs for defined contribution plans were $21.6 million in 2011, $18.8 million in 2010, and $18.0 million in 2009. Company contributions to these defined contribution plans are funded with cash.

Labor agreements with United Steelworkers’ represented employees require the Company to make contributions to VEBA trusts based upon the attainment of a certain level of profitability. The Company expects to contribute approximately $24 million of contributions tied to profitability levels to these VEBA trusts in 2012.

The Company contributes to several multiemployer defined benefit pension plans under collective bargaining agreements that cover certain of its union-represented employees. The risks of participating in such plans are different from the risks of single-employer plans, in the following respects:

a)	Assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

b)	If a participating employer ceases to contribute to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

c)	If the Company ceases to have an obligation to contribute to the multiemployer plan in which it had been a contributing employer, it may be required to pay to the plan an amount based on the underfunded status of the plan and on the history of the Company’s participation in the plan prior to the cessation of its obligation to contribute. The amount that an employer that has ceased to have an obligation to contribute to a multiemployer plan is required to pay to the plan is referred to as a withdrawal liability.

The Company’s participation in multiemployer plans for the years ended December 31, 2011, 2010 and 2009 is reported in the following table. Participation with regard to multiemployer plans involving ATI Ladish is included from the May 9, 2011 acquisition date.

		Pension Protection Act		FIP / RP Status	in millions				Expiration Dates of Collective
	EIN / Pension	Zone Status (1)		Pending /	Company Contributions			Surcharge	Bargaining
Pension Fund	Plan Number	2011	2010	Implemented (2)	2011	2010	2009	Imposed (3)	Agreements
Steelworkers Western Independent Shops Pension Plan	90-0169564 / 001	Red	Red	Yes	$1.2	$0.9	$1.0	No	6/30/2015

Boilermakers-Blacksmiths National Pension Trust	48-6168020 / 001	Yellow	N/A	Yes	1.2	—	—	No	10/30/2018

IAM National Pension Fund	51-6031295 / 002	Green	Green	No	1.1	—	—	No	Various between 2014-2019 (4)

Total contributions					$3.5	$0.9	$1.0

(1)	The most recent Pension Protection Act Zone Status available for ATI’s fiscal years 2011 and 2010 is for plan years ending in calendar years 2010 and 2009, respectively. The zone status is based on information provided to ATI and other participating employers by each plan and is certified by the plan’s actuary. A plan in the “red” zone had been determined to be in “critical status”, based on criteria established by the Internal Revenue Code (“Code”), and is generally less than 65% funded. A plan in the “yellow” zone has been determined to be in “endangered status”, based on criteria established under the Code, and is generally less than 80% funded. A plan in the “green” zone has been determined to be neither in “critical status” nor in “endangered status”, and is generally at least 80% funded.

(2)	The “FIP / FP status Pending / Implemented” column indicates whether a Funding Improvement Plan, as required under the Code by plans in the “yellow” zone, or a Rehabilitation Plan, as required under the Code to be adopted by plans in the “red” zone, is pending or has been implemented as of the end of the plan year that ended in 2011.

(3)	The “Surcharge Imposed” column indicates whether ATI’s contribution rate for 2011 included an amount in addition to the contribution rate specified in the applicable collective bargaining agreement, as imposed by a plan in “critical status”, in accordance with the requirements of the Code.

(4)	The Company is party to six separate bargaining agreements that require contributions to this plan. Expiration dates of these collective bargaining agreements range between July 14, 2014 and July 14, 2019.

The Company’s contributions to the Steelworkers Western Independent Shops Pension Plan exceeds 5% of this plan’s total contributions for the most recent fiscal year.

Note 11. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, at December 31, 2011 and 2010 were as follows:

(in millions)	2011	2010
Attributable to ATI
Pension plans and other postretirement benefits	$(932.6)	$(655.5)
Foreign currency translation	(9.0)	(5.9)
Equity securities	(0.1)	—
Derivative financial instruments	0.1	(3.7)

Accumulated other comprehensive income (loss) attributable to ATI	$(941.6)	$(665.1)

Attributable to noncontrolling interests
Foreign currency translation	$21.8	$16.0

Accumulated other comprehensive income attributable to noncontrolling interests	$21.8	$16.0

Other comprehensive income (loss) amounts are net of applicable income tax expense (benefit) for each year presented. Foreign currency translation adjustments, including those pertaining to noncontrolling interests, are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

Note 12. Stockholders’ Equity

Preferred Stock

Authorized preferred stock may be issued in one or more series, with designations, powers and preferences as shall be designated by the Board of Directors. At December 31, 2011, there were no shares of preferred stock issued.

Common Stock

On November 1, 2007, the Company’s Board of Directors approved a share repurchase program of $500 million. In September 2011, the Board of Directors terminated this share repurchase program. Under the program, a total of 6,837,000 shares had been purchased in open market transactions at a cost of $339.5 million. There were no share repurchases under this program in 2011, 2010, or 2009.

Share-based Compensation

The Company sponsors three principal share-based incentive compensation programs. During 2007, the Company adopted the Allegheny Technologies Incorporated 2007 Incentive Plan (the “Incentive Plan”), which was amended and restated in 2010. Awards earned under share-based incentive compensation programs are generally paid with shares held in treasury, if sufficient treasury shares are held, and any additional required share payments are made with newly issued shares. At December 31, 2011, approximately 1.0 million shares of common stock were available for future awards under the Incentive Plan. The general terms of each arrangement granted under the Incentive Plan, and predecessor plans, the method of estimating fair value for each arrangement, and award activity is reported below.

Stock option awards: The Company ceased granting stock options to employees in 2003 and to non-employee directors in 2006. As of December 31, 2011, there were no unvested stock option awards.

Stock option transactions under the Company’s plans for the years ended December 31, 2011, 2010, and 2009 are summarized as follows:

	2011		2010		2009
(shares in thousands)	Number of shares	Weighted Average Exercise Price	Number of shares	Weighted Average Exercise Price	Number of shares	Weighted Average Exercise Price
Outstanding, beginning of year	600	$ 8.11	701	$ 9.01	823	$ 9.96
Granted	—	—	—	—	—	—
Exercised	(171)	9.53	(98)	14.21	(76)	11.43
Cancelled	(2)	16.52	(3)	18.09	(46)	21.99

Outstanding at end of year	427	$ 7.51	600	$ 8.11	701	$ 9.01

Exercisable at end of year	427	$ 7.51	600	$ 8.11	701	$ 9.01

Options outstanding at December 31, 2011 were as follows:

(shares in thousands, life in years)	Options Outstanding and Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 3.63 - $ 7.00	214	1.1	$ 4.16
7.01 - 10.00	164	0.8	7.26
10.01 - 15.00	16	1.0	10.68
15.01 - 20.00	23	0.2	16.30
20.01 - 30.00	3	3.3	24.38
30.01 - 72.46	7	4.3	72.46

	427	1.0	$ 7.51

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2011 was $17.2 million. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fourth quarter of fiscal 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011.

Nonvested stock awards: Awards of nonvested stock are granted to employees, with either performance and/or service conditions. Awards of nonvested stock are also granted to non-employee directors, with service conditions. For nonvested stock awarded in 2009 and 2008, nonvested shares participate in cash dividends during the restricted period. For nonvested stock awarded in 2011 and 2010, dividend equivalents, whether in stock or cash form, are not paid until the underlying award vests.

The fair value of nonvested stock awards is measured based on the stock price at the grant date, adjusted for non-participating dividends, as applicable, based on the current dividend rate. For nonvested stock awards to employees in 2011, 2010, 2009, and 2008, under the Company’s Performance/Restricted Stock Program (PRSP), one-half of the nonvested stock (“performance shares”) vests only on the attainment of an income target, measured over a cumulative three-year period. The remaining nonvested stock awarded to employees vests over a service period of five years, with accelerated vesting to three years if the performance shares’ vesting criterion is attained. Expense for each of these awards is recognized based on estimates of attaining the performance criterion, including estimated forfeitures. As of December 31, 2011, the income statement metrics for the 2011 and 2010 awards were expected to be attained for the performance shares, and expense for both portions of the awards was recognized on a straight line basis based on a three-year vesting assumption. The income statement metric for the 2009 PRSP nonvested stock award comprising 547,870 shares was met as of December 31, 2011. At December 31, 2010, the three year performance metric for the 2008 PRSP nonvested stock award was not met, and 66,483 shares were forfeited. Expense for the remaining portion of 2008 PRSP award is being recognized over the five year service vesting period through February 2013.

In 2011, the Company made nonvested stock awards to certain executives under the Performance Equity Payment Program (PEPP). These stock awards have single year vesting if an income target is attained, and dividends on these nonvested shares are escrowed and paid in cash when and if the shares vest. Based on the Company’s attainment of predetermined levels of earnings, 56,287 PEPP nonvested stock awards vested in 2011. On December 8, 2011, the Company announced the termination of the PEPP effective December 31, 2011, and no further awards will be made under this program.

Compensation expense related to all nonvested stock awards was $21.0 million in 2011, $12.9 million in 2010, and $6.2 million in 2009. In 2011, the retirements of certain senior executives resulted in the accelerated recognition of $3.4 million of nonvested stock compensation expense. The underlying shares for awards to employees who meet the retirement criteria retain their restrictions until the performance or service vesting conditions for the award periods are determined. Approximately $13.7 million of unrecognized fair value compensation expense relating to nonvested stock awards is expected to be recognized through 2013 based on estimates of attaining performance vesting criteria, including estimated forfeitures. Activity under the Company’s nonvested stock awards for the years ended December 31, 2011, 2010 and 2009 were as follows:

(Shares in thousands, $ in millions)	2011		2010		2009
	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of year	976	$ 33.3	740	$ 26.9	281	$ 25.7
Granted	319	19.5	400	17.0	590	13.7
Vested	(616)	(16.3)	(78)	(4.3)	(105)	(10.7)
Forfeited	(2)	(0.1)	(86)	(6.3)	(26)	(1.8)

Nonvested, end of year	677	$ 36.4	976	$ 33.3	740	$ 26.9

Total shareholder return incentive compensation program (“TSRP”) awards: Awards under the TSRP are granted at a target number of shares, and vest based on the measured return of the Company’s stock price and dividend performance at the end of three-year periods as compared to the stock price and dividend performance of a group of industry peers. In 2011, the Company established a 2011-2013 TSRP, with 211,029 shares as the target award level. The actual number of shares awarded may range from a minimum of zero to a maximum of three times target. Fair values for the TSRP awards were estimated using Monte Carlo simulations of stock price correlation, projected dividend yields and other variables over three-year time horizons matching the TSRP performance periods. Compensation expense was $26.5 million in 2011, $14.9 million in 2010, and $14.5 million in 2009 for the fair value of TSRP awards. The above amount includes recognition of $5.0 million expense in 2011 that, due to continuing consulting arrangements with the Company, three former senior executives may become entitled to all TSRP shares awarded to them for the 2009–2011 and 2010–2012 TSRP awards.

The estimated fair value of each TSRP award, the projected shares to be awarded and future compensation expense to be recognized for TSRP awards, including estimated forfeitures, was as follows:

(Shares in thousands, $ in millions)
TSRP Award Performance Period	TSRP Award Fair Value	December 31, 2011 Unrecognized Compensation Expense	Minimum Shares	Target Shares	Maximum Shares
2009 - 2011	$20.5	—	—	400	1,200
2010 - 2012	$26.1	10.4	—	228	685
2011 - 2013	$20.5	14.1	—	161	482

Total		$24.5	—	789	2,367

An award was earned for the 2009-2011 TSRP performance period based on the Company’s stock price and dividend performance for the three-year period ended December 31, 2011 relative to the peer group, which resulted in the issuance of 828,970 shares of stock to participants in the 2012 first quarter.

Undistributed Earnings of Investees

Stockholders’ equity includes undistributed earnings of investees accounted for under the equity method of accounting of approximately $31 million at December 31, 2011.

Note 13. Income Taxes

The income tax provision (benefit) was as follows:

(in millions)	2011	2010	2009
Current:
Federal	$44.8	$(47.3)	$(91.3)
State	8.1	(4.4)	(2.8)
Foreign	13.3	8.9	(1.8)

Total	66.2	(42.8)	(95.9)

Deferred:
Federal	48.4	83.4	115.5
State	2.4	6.0	3.8
Foreign	(0.7)	0.4	3.5

Total	50.1	89.8	122.8

Income tax provision	$116.3	$47.0	$26.9

The following is a reconciliation of income taxes computed at the statutory U.S. Federal income tax rate to the actual effective income tax provision:

	Income Tax Provision
(in millions)	2011	2010	2009
Taxes computed at the federal rate	$118.8	$44.0	$22.7
State and local income taxes, net of federal tax benefit	7.7	5.5	(0.6)
Foreign earnings taxed at different rate	(7.6)	(4.8)	(0.4)
Manufacturing deduction	(3.3)	—	—
Tax reserve adjustments	(1.7)	(6.2)	1.6
Adjustment to prior years’ taxes	(0.7)	(1.9)	(3.0)
Tax law changes	—	5.8	—
Valuation allowance	1.2	1.6	5.7
Other	1.9	3.0	0.9

Income tax provision	$116.3	$47.0	$26.9

In 2010, tax law changes included $5.3 million associated with the Patient Protection and Affordable Care Act. Under this legislation, the tax advantage of the subsidy to encourage companies to provide retiree prescription drug coverage was eliminated. Although the elimination of this tax advantage under the new legislation does not take effect until 2013, the Company was required by U.S. generally accepted accounting principles to recognize the full accounting impact in the period in which the Act became law. Since future anticipated retiree health care liabilities and related tax subsidies were already reflected in ATI’s financial statements, the change in law resulted in a reduction of the value of the Company’s deferred tax asset related to the subsidy. Tax law changes due to the Small Business Jobs and Credit Act, which allows businesses of all sizes to accelerate depreciation on certain property placed into service in 2010, resulted in a taxable loss for U.S. Federal purposes in 2010, which increased the Company’s ability to recover prior years’ cash taxes paid, but eliminated the current year tax benefit of the manufacturing deduction.

In general, the Company is responsible for filing consolidated U.S. Federal, foreign and combined, unitary or separate state income tax returns. The Company is responsible for paying the taxes relating to such returns, including any subsequent adjustments resulting from the redetermination of such tax liability by the applicable taxing authorities. No provision has been made for U.S. Federal, state or additional foreign taxes related to approximately $220 million of undistributed earnings of foreign subsidiaries which have been permanently re-invested. It is not practical to determine the deferred tax liability on these earnings.

Income before income taxes for the Company’s U.S. and non-U.S. operations was as follows:

(in millions)	2011	2010	2009
U.S.	$280.5	$87.1	$57.9
Non-U.S.	58.9	38.6	7.0

Income before income taxes	$339.4	$125.7	$64.9

Income taxes paid and amounts received as refunds were as follows:

(in millions)	2011	2010	2009
Income taxes paid	$49.2	$28.8	$45.0
Income tax refunds received	(41.0)	(20.9)	(124.3)

Income taxes paid (received), net	$8.2	$7.9	$(79.3)

Income taxes paid (received), net has benefited over the last several years from provisions under the U.S. tax code allowing companies to immediately deduct a significant portion of the cost of new capital investments placed into service.

Deferred income taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes, and differences between the fair value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income taxes represent future tax benefits or costs to be recognized when those temporary differences reverse. The categories of assets and liabilities that have resulted in differences in the timing of the recognition of income and expense at December 31, 2011 and 2010 were as follows:

(in millions)	2011	2010
Deferred income tax assets
Pensions	$185.2	$5.6
Postretirement benefits other than pensions	184.5	177.2
State net operating loss tax carryovers	33.3	30.2
Federal and state tax credits	31.3	30.1
Deferred compensation and other benefit plans	33.7	22.1
Self insurance reserves	10.2	10.1
Other items	78.4	64.9

Gross deferred income tax assets	556.6	340.2
Valuation allowance for deferred tax assets	(22.6)	(21.4)

Total deferred income tax assets	534.0	318.8

Deferred income tax liabilities
Bases of property, plant and equipment	398.7	305.8
Inventory valuation	83.6	57.4
Bases of amortizable intangible assets	70.4	10.3
Other items	14.6	19.5

Total deferred tax liabilities	567.3	393.0

Net deferred tax (liability) asset	$(33.3)	$(74.2)

The Company had $22.6 million and $21.4 million in deferred tax asset valuation allowances at December 31, 2011 and 2010, respectively, related to state deferred tax assets. The valuation allowance at December 31, 2011 includes $10.2 million for state net operating loss tax carryforwards, $7.7 million for state tax credits and $4.7 million for state temporary differences, since the Company has concluded, based on current state tax laws, that it is more likely than not that these tax benefits would not be realized. For these state net operating loss tax carryforwards, expiration will generally occur in 20 years and utilization of the tax benefit is limited to $3 million per year or 20% of apportioned income, which ever is greater.

The changes in the liability for unrecognized income tax benefits for the years ended December 31, 2011, 2010 and 2009 were as follows:

(in millions)	2011	2010	2009
Balance at beginning of year	$17.1	$37.3	$34.7
Increases in prior period tax positions	1.3	1.5	1.2
Decreases in prior period tax positions	(1.3)	(15.8)	—
Increases in current period tax positions	0.1	0.3	0.7
Decreases in current period tax positions	—	—	(0.8)
Uncertain tax positions assumed in Ladish acquisition	14.5	—	—
Expiration of the statute of limitations	(1.8)	—	—
Settlements	(0.7)	(1.1)	—
Interest and penalties, net	0.5	(5.1)	1.5

Balance at end of year	$29.7	$17.1	$37.3

In connection with the May 9, 2011 Ladish acquisition, the Company assumed $14.5 million of uncertain income tax position liabilities including $2.5 million in interest and penalties. At December 31, 2011, interest and penalties included in the liability for unrecognized tax benefits were $5.7 million.

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

Including tax positions for which the Company determined that the tax position would not meet the more-likely-than-not recognition threshold upon examination by the tax authorities based upon the technical merits of the position, the total estimated unrecognized tax benefit that, if recognized, would affect our effective tax rate was approximately $23 million. At this time, the Company believes that it is reasonably possible that approximately $3 million of the estimated unrecognized tax benefits as of December 31, 2011 will be recognized within the next twelve months based on the expiration of statutory review periods.

The Company, and/or one of its subsidiaries, files income tax returns in the U.S. Federal jurisdiction and in various state and foreign jurisdictions. A summary of tax years that remain subject to examination, by major tax jurisdiction, is as follows:

Jurisdiction	Earliest Year Open to Examination
U.S. Federal	2009
States:
Alabama	2008
Illinois	2008
North Carolina	2007
Oregon	2008
Pennsylvania	2008
Foreign:
China	2007
Germany	2006
United Kingdom	2009

Note 14. Business Segments

The Company operates in three business segments: High Performance Metals, Flat-Rolled Products and Engineered Products. The High Performance Metals segment produces, converts and distributes a wide range of high performance alloys, including titanium and titanium-based alloys, nickel- and cobalt-based alloys and superalloys, exotic alloys such as zirconium, hafnium, niobium, nickel-titanium, and their related alloys, advanced powder alloys, and other specialty metals, in long product forms such as ingot, billet, bar, shapes and rectangles, rod, wire, and seamless tubes, plus precision forgings and castings, and machined parts. The companies in this segment include ATI Allvac, ATI Allvac Ltd (U.K.), ATI Wah Chang, ATI Ladish, and ATI Powder Metals.

The Flat-Rolled Products segment produces, converts and distributes stainless steel, nickel-based alloys, specialty alloys, and titanium and titanium-based alloys in a variety of product forms, including plate, sheet, engineered strip and Precision Rolled Strip® products as well as grain-oriented electrical steel sheet. The companies in this segment include ATI Allegheny Ludlum, STAL, in which the Company has a 60% ownership interest, and ATI’s 50% interest in Uniti, which is accounted for under the equity method. Sales to Uniti, which are included in ATI’s consolidated statements of income, were $149.1 million in 2011, $98.3 million in 2010, and $80.5 million in 2009. ATI’s share of Uniti’s income (loss) was $ 7.4 million in 2011, $2.5 million in 2010, and $(2.7) million in 2009, which is included in the Flat-Rolled Products segment’s operating profit, and within cost of sales in the consolidated statements of income. The remaining 50% interest in Uniti is held by VSMPO, a Russian producer of titanium, aluminum, and specialty steel products.

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

Intersegment sales are generally recorded at full cost or market. Common services are allocated on the basis of estimated utilization.

(in millions)	2011	2010	2009
Total sales:
High Performance Metals	$2,061.0	$1,410.5	$1,357.4
Flat-Rolled Products	2,759.0	2,360.2	1,564.9
Engineered Products	545.4	411.7	268.8

Total sales	5,365.4	4,182.4	3,191.1

Intersegment sales:
High Performance Metals	105.1	73.0	57.4
Flat-Rolled Products	33.0	21.7	48.8
Engineered Products	44.3	39.9	30.0

Total intersegment sales	182.4	134.6	136.2

Sales to external customers:
High Performance Metals	1,955.9	1,337.5	1,300.0
Flat-Rolled Products	2,726.0	2,338.5	1,516.1
Engineered Products	501.1	371.8	238.8

Total sales to external customers	$5,183.0	$4,047.8	$3,054.9

Total direct international sales were $1,814.1 million in 2011, $1,283.8 million in 2010, and $950.4 million in 2009. Of these amounts, sales by operations in the United States to customers in other countries were $1,356.3 million in 2011, $950.4 million in 2010, and $678.6 million in 2009.

(in millions)	2011	2010	2009
Operating profit (loss):
High Performance Metals	$364.5	$257.8	$234.7
Flat-Rolled Products	213.4	85.9	71.3
Engineered Products	34.1	12.8	(23.8)

Total operating profit	612.0	356.5	282.2

Corporate expenses	(92.5)	(64.1)	(53.1)
Interest expense, net	(92.3)	(62.7)	(19.3)
Other expenses, net of gains on asset sales	(9.9)	(13.9)	(13.8)
Debt extinguishment costs	—	—	(9.2)
Retirement benefit expense	(77.9)	(90.1)	(121.9)

Income before income taxes	$339.4	$125.7	$64.9

Business segment operating profit excludes costs for restructuring charges, retirement benefit income or expense, corporate expenses, interest expenses, debt extinguishment costs, and costs associated with closed operations. These costs are excluded for segment reporting to provide a profit measure based on what management considers to be controllable costs at the segment level. Retirement benefit expense includes both pension expense and other postretirement benefit expenses. In April 2008, the Company entered into a new five-year labor agreement with United Steelworkers represented employees at the Wah Chang operation and agreed to establish a Voluntary Employee Benefit Association (VEBA) trust for certain postretirement benefits. The Company recognized $0.2 million and $2.2 million of expense for the years ended December 31, 2010 and 2009, respectively, for this VEBA, which is included in retirement benefit expense as reported above in business segments.

Other expenses, net of gains on asset sales, includes charges incurred in connection with closed operations, pre-tax gains and losses on the sale of surplus real estate, non-strategic investments, and other assets, and other non-operating income or expense, which are primarily included in selling and administrative expenses, and in other income (expense) in the consolidated statement of income. In 2011, the Company recorded $9.9 million in other charges primarily related to closed companies, including $4.9 million for environmental costs and $5.0 million for other expenses including legal matters and foreign exchange losses. In 2010, the Company recorded $13.9 million in other charges primarily related to closed companies, including $2.1 million for environmental costs, $2.8 million for real estate costs at closed companies, and $9.0 million for other expenses including legal matters and foreign exchange losses. In 2009, the Company recorded $13.8 million in other charges primarily related to closed companies, including $2.8 million for environmental costs, $3.7 million for real estate costs at closed companies, and $7.3 million for other expenses including legal matters.

Certain additional information regarding the Company’s business segments is presented below:

(in millions)	2011	2010	2009
Depreciation and amortization:
High Performance Metals	$110.4	$77.7	$65.3
Flat-Rolled Products	48.3	48.1	47.6
Engineered Products	14.5	14.3	16.1
Corporate	1.2	1.4	3.6

Total depreciation and amortization	174.4	141.5	132.6

Capital expenditures:
High Performance Metals	83.5	113.7	298.0
Flat-Rolled Products	175.0	95.8	104.8
Engineered Products	16.0	9.1	9.6
Corporate	3.7	0.5	3.0

Total capital expenditures	278.2	219.1	415.4

Identifiable assets:
High Performance Metals	3,659.8	2,283.4	2,106.3
Flat-Rolled Products	1,577.6	1,362.0	1,117.0
Engineered Products	315.2	295.5	259.0
Corporate:
Prepaid pension cost	—	8.7	—
Deferred taxes	—	—	63.1
Cash and cash equivalents and other	494.3	544.0	800.6

Total assets	$6,046.9	$4,493.6	$4,346.0

Geographic information for external sales based on country of origin, and assets, are as follows:

($ in millions)	2011	Percent of total	2010	Percent of total	2009	Percent of total
External sales:
United States	$3,368.9	65%	$2,764.0	68%	$2,104.4	69%
China	265.5	5%	234.5	6%	185.2	6%
Germany	258.5	5%	183.7	5%	123.2	4%
United Kingdom	257.3	5%	118.1	3%	118.5	4%
France	180.2	3%	94.3	2%	91.9	3%
Japan	169.8	3%	28.2	1%	33.1	1%
Italy	142.6	3%	175.7	4%	53.8	2%
Canada	131.8	3%	109.0	3%	114.2	4%
Mexico	64.5	1%	56.6	1%	17.6	1%
Other	343.9	7%	283.7	7%	213.0	6%

Total External Sales	$5,183.0	100%	$4,047.8	100%	$3,054.9	100%

($ in millions)	2011	Percent of total	2010	Percent of total	2009	Percent of total
Total assets:
United States	$5,271.7	87%	$3,853.9	86%	$3,759.4	87%
China	266.6	5%	250.4	6%	224.0	5%
United Kingdom	233.0	4%	200.4	4%	175.4	4%
Luxembourg (a)	86.3	1%	97.3	2%	105.1	2%
Other	189.3	3%	91.6	2%	82.1	2%

Total Assets	$6,046.9	100%	$4,493.6	100%	$4,346.0	100%

(a)	Comprises assets held by the Company’s European Treasury Center operation.

Note 15. Per Share Information

The following table sets forth the computation of basic and diluted net income per common share:

(in millions, except per share amounts)

Years ended December 31,	2011	2010	2009

Numerator:
Numerator for basic net income per common share — Net income attributable to ATI	$214.3	$70.7	$31.7
Effect of dilutive securities:
4.25% Convertible Notes due 2014	9.9	—	—

Numerator for diluted net income per common share — Net income attributable to ATI after assumed conversions	$224.2	$70.7	$31.7

Denominator:
Denominator for basic net income per common share — weighted average shares	102.5	97.4	97.2
Effect of dilutive securities:
Share-based compensation	1.8	1.3	0.9
4.25% Convertible Notes due 2014	9.6	—	—

Denominator for diluted net income per common share — adjusted weighted average shares and assumed conversions	113.9	98.7	98.1

Basic net income attributable to ATI per common share	$2.09	$0.73	$0.33

Diluted net income attributable to ATI per common share	$1.97	$0.72	$0.32

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

The Company issued 7.3 million shares of common stock as part of the Ladish acquisition consideration completed on May 9, 2011. Weighted average shares for 2011 included 4.7 million shares as a result of the acquisition.

Note 16. Financial Information for Subsidiary and Guarantor Parent

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

Allegheny Technologies Incorporated

Financial Information for Subsidiary and Guarantor Parent

Balance Sheets

December 31, 2011

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$0.8	$129.7	$250.1	$—	$380.6
Accounts receivable, net	0.1	220.6	488.4	—	709.1
Inventories, net	—	299.0	1,085.3	—	1,384.3
Prepaid expenses and other current assets	10.5	20.0	65.0	—	95.5

Total current assets	11.4	669.3	1,888.8	—	2,569.5
Property, plant and equipment, net	3.0	614.9	1,750.9	—	2,368.8
Cost in excess of net assets acquired	—	112.1	625.6	—	737.7
Investments in subsidiaries and
other assets	5,287.3	1,579.0	996.6	(7,492.0)	370.9

Total assets	$5,301.7	$2,975.3	$5,261.9	$(7,492.0)	$6,046.9

Liabilities and stockholders’ equity:
Accounts payable	$4.1	$222.5	$264.1	$—	$490.7
Accrued liabilities	961.8	66.7	736.2	(1,444.4)	320.3
Deferred income taxes	23.5	—	—	—	23.5
Short-term debt and current portion of long-term debt	—	0.1	27.2	—	27.3

Total current liabilities	989.4	289.3	1,027.5	(1,444.4)	861.8
Long-term debt	1,252.5	350.7	78.8	(200.0)	1,482.0
Accrued postretirement benefits	—	215.5	272.6	—	488.1
Pension liabilities	441.6	5.7	61.6	—	508.9
Deferred income taxes	9.8	—	—	—	9.8
Other long-term liabilities	36.8	17.2	70.7	—	124.7

Total liabilities	2,730.1	878.4	1,511.2	(1,644.4)	3,475.3

Total stockholders’ equity	2,571.6	2,096.9	3,750.7	(5,847.6)	2,571.6

Total liabilities and stockholders’ equity	$5,301.7	$2,975.3	$5,261.9	$(7,492.0)	$6,046.9

Allegheny Technologies Incorporated

Financial Information for Subsidiary and Guarantor Parent

Statements of Operations

For the year ended December 31, 2011

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$2,363.4	$2,819.6	$—	$5,183.0
Cost of sales	27.4	2,129.2	2,213.2	—	4,369.8
Selling and administrative expenses	168.6	50.9	162.6	—	382.1

Income (loss) before interest, other income and income taxes	(196.0)	183.3	443.8	—	431.1
Interest expense, net	(81.6)	(10.4)	(0.3)	—	(92.3)
Other income (expense) including equity in income of unconsolidated subsidiaries	617.0	4.1	2.6	(623.1)	0.6

Income before income tax provision	339.4	177.0	446.1	(623.1)	339.4
Income tax provision	116.3	68.8	155.1	(223.9)	116.3

Net income	223.1	108.2	291.0	(399.2)	223.1
Less: Net income attributable to noncontrolling interest	8.8	—	8.8	(8.8)	8.8

Net income attributable to ATI	$214.3	$108.2	$282.2	$(390.4)	$214.3

Condensed Statements of Cash Flows

For the year ended December 31, 2011

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(16.2)	$78.2	$234.8	$—	$296.8

Cash flows used in investing activities	(385.1)	(160.8)	(74.3)	(4.5)	(624.7)

Cash flows provided by (used in) financing activities	400.2	53.2	(181.7)	4.5	276.2

Decrease in cash and cash equivalents	$(1.1)	$(29.4)	$(21.2)	$—	$(51.7)

Allegheny Technologies Incorporated

Financial Information for Subsidiary and Guarantor Parent

Balance Sheets

December 31, 2010

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$1.9	$159.1	$271.3	$—	$432.3
Accounts receivable, net	0.1	233.3	312.0	—	545.4
Inventories, net	—	232.6	791.9	—	1,024.5
Prepaid expenses and other current assets	48.6	19.2	45.1	—	112.9

Total current assets	50.6	644.2	1,420.3	—	2,115.1
Property, plant and equipment, net	2.8	483.5	1,503.0	—	1,989.3
Cost in excess of net assets acquired	—	112.2	94.6	—	206.8
Investments in subsidiaries and other assets	4,249.2	1,554.2	1,001.0	(6,622.0)	182.4

Total assets	$4,302.6	$2,794.1	$4,018.9	$(6,622.0)	$4,493.6

Liabilities and stockholders’ equity:
Accounts payable	$5.5	$173.3	$215.3	$—	$394.1
Accrued liabilities	1,179.3	62.9	704.8	(1,697.1)	249.9
Deferred income taxes	5.6	—	—	—	5.6
Short-term debt and current portion of long-term debt	117.3	10.4	13.7	—	141.4

Total current liabilities	1,307.7	246.6	933.8	(1,697.1)	791.0
Long-term debt	752.5	350.8	18.6	(200.0)	921.9
Accrued postretirement benefits	—	236.6	187.2	—	423.8
Pension liabilities	12.9	6.2	39.2	—	58.3
Deferred income taxes	68.6	—	—	—	68.6
Other long-term liabilities	31.5	20.0	49.1	—	100.6

Total liabilities	2,173.2	860.2	1,227.9	(1,897.1)	2,364.2

Total stockholders’ equity	2,129.4	1,933.9	2,791.0	(4,724.9)	2,129.4

Total liabilities and stockholders’ equity	$4,302.6	$2,794.1	$4,018.9	$(6,622.0)	$4,493.6

Allegheny Technologies Incorporated

Financial Information for Subsidiary and Guarantor Parent

Statements of Operations

For the year ended December 31, 2010

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$2,056.5	$1,991.3	$—	$4,047.8
Cost of sales	44.0	1,968.4	1,545.1	—	3,557.5
Selling and administrative expenses	126.2	28.8	149.9	—	304.9

Income (loss) before interest, other income and income taxes	(170.2)	59.3	296.3	—	185.4
Interest income (expense), net	(52.2)	(10.2)	(0.3)	—	(62.7)
Other income (expense) including equity in income of unconsolidated subsidiaries	348.1	8.5	3.8	(357.4)	3.0

Income before income tax provision	125.7	57.6	299.8	(357.4)	125.7
Income tax provision	47.0	20.0	124.0	(144.0)	47.0

Net income	78.7	37.6	175.8	(213.4)	78.7
Less: Net income attributable to noncontrolling interest	8.0	—	8.0	(8.0)	8.0

Net income attributable to ATI	$70.7	$37.6	$167.8	$(205.4)	$70.7

Condensed Statements of Cash Flows For the year ended December 31, 2010

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(23.8)	$(188.9)	$271.2	$(31.4)	$27.1

Cash flows used in investing activities	(0.2)	(68.7)	(123.0)	(24.9)	(216.8)

Cash flows provided by (used in) financing activities	18.7	(55.5)	(106.3)	56.3	(86.8)

Increase (decrease) in cash and cash equivalents	$(5.3)	$(313.1)	$41.9	$—	$(276.5)

Allegheny Technologies Incorporated

Financial Information for Subsidiary and Guarantor Parent

Statements of Operations

For the year ended December 31, 2009

	0000000000	0000000000	0000000000	0000000000	0000000000
(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$1,380.3	$1,674.6	$—	$3,054.9
Cost of sales	68.5	1,284.2	1,293.8	—	2,646.5
Selling and administrative expenses	127.7	36.5	151.5	—	315.7

Income (loss) before interest, other income and income taxes	(196.2)	59.6	229.3	—	92.7
Interest income (expense), net	(9.5)	(9.8)	—	—	(19.3)
Debt extinguishment costs	(9.2)	—	—	—	(9.2)
Other income (expense) including equity in income of unconsolidated subsidiaries	279.8	2.6	5.7	(287.4)	0.7

Income before income tax provision	64.9	52.4	235.0	(287.4)	64.9
Income tax provision	26.9	18.8	93.6	(112.4)	26.9

Net income	38.0	33.6	141.4	(175.0)	38.0
Less: Net income attributable to noncontrolling interest	6.3	—	6.3	(6.3)	6.3

Net income attributable to ATI	$31.7	$33.6	$135.1	$(168.7)	$31.7

Condensed Statements of Cash Flows

For the year ended December 31, 2009

	0000000000	0000000000	0000000000	0000000000	0000000000
(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(46.2)	$62.5	$184.3	$17.9	$218.5

Cash flows used in investing activities	(132.8)	(48.1)	(334.5)	61.7	(453.7)

Cash flows provided by financing activities	182.8	176.0	194.9	(79.6)	474.1

Increase in cash and cash equivalents	$3.8	$190.4	$44.7	$—	$238.9

Note 17. Commitments and Contingencies

Rental expense under operating leases was $21.4 million in 2011, $21.1 million in 2010, and $21.2 million in 2009. Future minimum rental commitments under operating leases with non-cancelable terms of more than one year at December 31, 2011, were as follows: $17.0 million in 2012, $13.3 million in 2013, $12.2 million in 2014, $10.5 million in 2015, $5.1 million in 2016 and $29.3 million thereafter. Commitments for expenditures on property, plant and equipment at December 31, 2011 were approximately $529.6 million.

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

At December 31, 2011, the Company’s reserves for environmental remediation obligations totaled approximately $15 million, of which $8 million was included in other current liabilities. The reserve includes estimated probable future costs of $6 million for federal Superfund and comparable state-managed sites; $6 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $2 million for owned or controlled sites at which Company operations have been discontinued; and $1 million for sites utilized by the Company in its ongoing operations. The Company continues to evaluate whether it may be able to recover a portion of future costs for environmental liabilities from third parties.

The timing of expenditures depends on a number of factors that vary by site. The Company expects that it will expend present accruals over many years and that remediation of all sites with which it has been identified will be completed within thirty years.

A number of other lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its currently and formerly owned businesses, including those pertaining to product liability, patent infringement, commercial, government contract work, employment, employee and retiree benefits, taxes, environmental, health and safety, occupational disease, and stockholder matters. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.

Note 18. Selected Quarterly Financial Data

(Unaudited)

	Quarter Ended

(In millions except share and per share amounts)	March 31	June 30	September 30	December 31

2011 —
Sales	$1,227.4	$1,351.6	$1,352.6	$1,251.4
Gross Profit	205.4	223.0	215.8	169.0
Net income attributable to ATI	56.3	64.0	62.3	31.7

Basic net income per common share	$0.58	$0.63	$0.59	$0.30

Diluted net income per common share	$0.54	$0.59	$0.56	$0.29

Average shares outstanding	98,767,947	103,405,003	106,341,817	106,358,868

2010 —
Sales	$899.4	$1,052.0	$1,058.8	$1,037.6
Gross Profit	121.4	151.8	89.8	127.3
Net income attributable to ATI	18.2	36.4	1.0	15.1

Basic net income per common share	$0.19	$0.37	$0.01	$0.16

Diluted net income per common share	$0.18	$0.36	$0.01	$0.15

Average shares outstanding	98,317,319	98,563,774	98,576,117	98,593,745

The first quarter 2011 included a special charge of $3.1 million, net of tax, related to the accelerated recognition of equity-based compensation expense due to previously announced executive retirements. In addition, first quarter 2011 results included a discrete tax charge of $2.7 million primarily related to foreign income taxes.

Ladish acqusition-related expenses, net of tax, were $12.7 million, $8.3 million and $1.1 million, for the second, third and fourth quarters of 2011, respectively, and were primarily related to inventory fair value adjustments and transaction costs.

Additionally, the fourth quarter 2011 results were impacted by restructuring charges of $1.7 million, net of tax.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2011, and they concluded that these controls and procedures are effective.

On May 9, 2011, we completed our acquisition of Ladish. See Note 2, “Acquisition of Business” in the notes to the consolidated financial statements in this Annual Report for a discussion of the acquisition, which was not material to ATI’s historical results of operations or financial condition. While management does not expect significant changes to our financial reporting processes and related internal controls as a result of the Ladish acquisition, we are currently in the process of evaluating the internal controls and procedures of Ladish, and it will take time for us to fully complete the integration of Ladish’s internal controls over financial reporting. Except with respect to our acquisition of Ladish, there was no change in our internal control over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2011, conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework.

Based on our assessment, management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

In conducting our evaluation of the effectiveness of our internal control over financial reporting, management excluded the Company’s acquisition of Ladish Co., Inc. (“Ladish”), which was completed on May 9, 2011. Ladish represented approximately 21% of our total assets as of December 31, 2011 and approximately 6% of our total revenues for the year then ended. The Company’s acquisition of Ladish is discussed more fully in Note 2, “Acquisition of Business,” to our consolidated financial statements in our Annual Report for our fiscal year ended December 31, 2011. Under guidelines established by the SEC, companies are allowed to exclude acquisitions from their first assessment of internal control over financial reporting following the date of the acquisition.

The Company’s independent registered public accounting firm that audited the financial statements included in this Annual Report issued an attestation report on the Company’s internal control over financial reporting.

Management’s Certifications

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act are included as Exhibits 31 and 32 to this Annual Report on Form 10-K. In addition, in 2011 the Company’s Chief Executive Officer provided to the New York Stock Exchange the annual CEO certification pursuant to Section 303A regarding the Company’s compliance with the New York Stock Exchange’s corporate governance listing standards.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Allegheny Technologies Incorporated

We have audited Allegheny Technologies Incorporated and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Allegheny Technologies Incorporated and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Allegheny Technologies Incorporated and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the acquired Ladish Co., Inc. (“Ladish) business, which is included in the 2011 consolidated financial statements of Allegheny Technologies Incorporated and Subsidiaries and constituted approximately 21% of total assets as of December 31, 2011 and approximately 6% of total revenues for the period then ended. Our audit of internal control over financial reporting of Allegheny Technologies Incorporated and Subsidiaries also did not include an evaluation of the internal control over financial reporting of Ladish.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Allegheny Technologies Incorporated and Subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2011 of Allegheny Technologies Incorporated and Subsidiaries and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Pittsburgh, Pennsylvania

February 27, 2012

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

In addition to the information set forth under the caption “Executive Management, including Executive Officers under the Federal Securities Laws” in Part I of this report, the information concerning our directors required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Our Corporate Governance” and “Election of Directors” in Allegheny Technologies’ Proxy Statement for the 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”), which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year. Information concerning the Audit Committee and its financial expert required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Committees of the Board of Directors — Audit Committee” in the 2012 Proxy Statement. Information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated and made a part hereof by reference to the material appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2012 Proxy Statement. Information concerning the executive officers of Allegheny Technologies is contained in Part I of this Form 10-K under the caption “Executive Management, including Executive Officers under the Federal Securities Laws.”

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

Item 11. Executive Compensation

Information required by this item is incorporated by reference to “Director Compensation,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” as set forth in the 2012 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to the ownership of equity securities by certain beneficial owners and management is incorporated by reference to “Stock Ownership Information” as set forth in the 2012 Proxy Statement.

Equity Compensation Plan Information

Information about our equity compensation plans at December 31, 2011 was as follows:

	(a)
(in thousands, except per share amounts)	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (1) (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Shareholders	427	$7.51	1,002
Equity Compensation Plans Not Approved by Shareholders	—	—	—
Total	427	$7.51	1,002

(1)	Represents shares available for issuance under the 2007 Incentive Plan, which was amended and restated in 2010 (which provides for the issuance of stock options and stock appreciation rights, restricted shares, performance and other-stock-based awards). Of the total number of shares authorized under the Incentive Plan, a maximum of 1.35 million shares have been reserved for issuance for award periods under the Total Shareholder Return Incentive Compensation Program. See Note 12. Stockholders’ Equity for a discussion of the Company’s stock-based compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to “Certain Transactions” and “Number and Independence of Directors” as set forth in the 2012 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated by reference to “Ratification of Selection of Independent Auditors” including “Audit Committee Pre-Approval Policy” and “Independent Auditor: Services and Fees,” as set forth in the 2012 Proxy Statement.

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

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of November 16, 2010, by and among Allegheny Technologies Incorporated, LPAD Co., PADL LLC and Ladish Co., Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated November 17, 2010 (File No. 1-12001)).

3.1	Certificate of Incorporation of Allegheny Technologies Incorporated, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12001)).

3.2	Amended and Restated Bylaws of Allegheny Technologies Incorporated (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12001)).

4.1	Indenture dated as of December 18, 2001 between Allegheny Technologies Incorporated and The Bank of New York, as trustee, relating to Allegheny Technologies Incorporated’s 8.375% Notes due 2011 (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12001)).

4.2	Form of 8.375% Notes due 2011 (included as part of Exhibit 4.1).

4.3	Indenture dated as of December 15, 1995 between Allegheny Ludlum Corporation and The Chase Manhattan Bank (National Association), as trustee, relating to Allegheny Ludlum Corporation’s 6.95% Debentures due 2025 (incorporated by reference to Exhibit 4(a) to Allegheny Ludlum Corporation’s Report on Form 10-K for the year ended December 31, 1995 (File No. 1-9498)), and First Supplemental Indenture by and among Allegheny Technologies Incorporated, Allegheny Ludlum Corporation and The Chase Manhattan Bank (National Association), as Trustee, dated as of August 15, 1996 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated August 15, 1996 (File No. 1-12001)).

4.4	Supplemental Indenture, dated as of December 22, 2011, among Allegheny Ludlum Corporation, ALC Merger, LLC, and The Bank of New York Mellon (as successor to The Chase Manhattan Bank (National Association)), as trustee (filed herewith).

4.5	Indenture, dated June 1, 2009, between Allegheny Technologies Incorporated and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

4.6	First Supplemental Indenture, dated June 1, 2009, between Allegheny Technologies Incorporated and The Bank of New York Mellon, as Trustee, relating to Allegheny Technologies Incorporated’s 9.375% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

4.7	Second Supplemental Indenture, dated June 2, 2009, between Allegheny Technologies Incorporated and The Bank of New York Mellon, as Trustee, relating to Allegheny Technologies Incorporated’s 4.25% Convertible Senior Notes due 2014 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

4.8	Form of 9.375% Senior Note due 2019 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

4.9	Form of 4.25% Convertible Senior Note due 2014 (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

4.10	Third Supplemental Indenture, dated January 7, 2011, between Allegheny Technologies Incorporated and The Bank of New York Mellon, as Trustee, relating to Allegheny Technologies Incorporated’s 5.950% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated January 7, 2011 (File No. 1-12001)).

Exhibit No.	Description
4.11	Form of 5.950% Senior Note due 2021 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated January 7, 2011 (File No. 1-12001)).

4.12	Note Purchase Agreement, dated as of July 20, 2001, by and between Ladish Co., Inc. and the purchasers listed therein (incorporated by reference to Exhibit 10.(E) to the Annual Report on Form 10-K of Ladish Co., Inc. for the year ended December 31, 2001 (File No. 0-23539)).

4.13	First Amendment to Note Purchase Agreement, dated as of May 16, 2006, by and between Ladish Co., Inc. and the purchasers listed therein (incorporated by reference to Exhibit 10(b) to the Current Report on Form 8-K filed by Ladish Co., Inc. on May 18, 2006 (File No. 0-23539)).

4.14	Series B Terms Agreement to Note Purchase Agreement, dated as of May 16, 2006, by and between Ladish Co., Inc. and the purchasers listed therein (incorporated by reference to Exhibit 10(a) to the Current Report on Form 8-K filed by Ladish Co., Inc. on May 18, 2006 (File No. 0-23539)).

4.15	Second Amendment to Note Purchase Agreement, dated as of September 2, 2008, by and between Ladish Co., Inc. and the purchasers listed therein (incorporated by reference to Exhibit 99.C to the Current Report on Form 8-K filed by Ladish Co., Inc. on September 2, 2008 (File No. 0-23539)).

4.16	Series C Terms Agreement to Note Purchase Agreement, dated as of September 2, 2008, by and between Ladish Co., Inc. and the purchasers listed therein (incorporated by reference to Exhibit 99.B to the Current Report on Form 8-K filed by Ladish Co., Inc. on September 2, 2008 (File No. 0-23539)).

4.17	Third Amendment to Note Purchase Agreement, dated as of December 21, 2009, by and between Ladish Co., Inc. and the purchasers listed therein (incorporated by reference to Exhibit 10(Q) to the Annual Report on Form 10-K of Ladish Co., Inc. for the year ended December 31, 2009 (File No. 0-23539)).

10.1	Allegheny Technologies Incorporated 1996 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12001)).*

10.2	Allegheny Technologies Incorporated 1996 Non-Employee Director Stock Compensation Plan, as amended December 17, 1998 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12001)).*

10.3	Allegheny Technologies Incorporated Fee Continuation Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12001)).*

10.4	Supplemental Pension Plan for Certain Key Employees of Allegheny Technologies Incorporated and its subsidiaries (formerly known as the Allegheny Ludlum Corporation Key Man Salary Continuation Plan) (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12001)).*

10.5	Allegheny Technologies Incorporated Benefit Restoration Plan, as amended (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12001)).*

10.6	Allegheny Technologies Incorporated 2000 Incentive Plan, as amended (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12001)).*

10.7	Amendment to the Allegheny Technologies Incorporated Pension Plan effective January 1, 2003 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12001)).*

10.8	Credit Agreement, dated July 31, 2007, by and among the Company, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, as Administrative Agent, and PNC Capital Markets LLC, as Lead Arranger (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 1-12001)).

10.9	Form of Amended and Restated Change in Control Severance Agreement, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 12001)).*

10.10	Summary of Non-Employee Director Compensation Program (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 5, 2008 (File No. 1-12001)).

Exhibit No.	Description
10.11	Administrative Rules for the Non-Employee Director Restricted Stock Program, effective as of May 2, 2007, as amended through May 7, 2010 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 1-12001)).*

10.12	Form of Performance/Restricted Stock Agreement dated February 21, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12001)).*

10.13	First Amendment to Credit Agreement, dated May 29, 2009, by and among ATI Funding Corporation, TDY Holdings, LLC, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q dated March 31, 2010 (File No. 1-12001)).

10.14	Form of Key Executive Performance Plan Agreement dated February 18, 2009, including Key Executive Performance Plan, as amended February 18, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No.1-12001)).*

10.15	Form of Total Shareholder Return Incentive Compensation Program Award Agreement effective as of January 1, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No.1-12001)).*

10.16	Form of Performance/Restricted Stock Agreement dated February 18, 2009 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No.1-12001)).*

10.17	Administrative Rules for the Performance Equity Payment Program, effective as of January 1, 2010 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-12001)).*

10.18	Form of Key Executive Performance Plan Agreement dated February 24, 2010, including Key Executive Performance Plan, as amended February 24, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No.1-12001)).*

10.19	Form of Total Shareholder Return Incentive Compensation Program Award Agreement effective as of January 1, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No.1-12001)).*

10.20	Form of Performance/Restricted Stock Agreement dated February 24, 2010 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No.1-12001)).*

10.21	Allegheny Technologies Incorporated 2007 Incentive Plan As Amended and Restated, effective May 7, 2010 (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 dated May 7, 2010 (File No 333-166628)).*

10.22	Second Amendment to Credit Agreement, dated December 22, 2010, by and among ATI Funding Corporation, TDY Holdings, LLC, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 29, 2010 (File No. 1-12001)).

10.23	Consulting and Noncompetition Agreement between Allegheny Technologies Incorporated and Lynn D. Davis, effective as of February 2, 2011 (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-12001)).*

10.24	Form of Performance Equity Payment Program Deferred Salary Agreement dated January 3, 2011 (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-12001)).*

10.25	Form of Performance Equity Payment Program Restricted Stock Agreement dated January 3, 2011 (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-12001)).*

10.26	2011 Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (file No. 1-12001)).*

10.27	Form of Performance/Restricted Stock Agreement dated February 24, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (file No. 1-12001)).*

Exhibit No.	Description
10.28	Form of Total Shareholder Return Incentive Compensation Program Award Agreement effective as of January 1, 2011 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (file No. 1-12001)).*

10.29	Form of Key Executive Performance Plan Agreement dated February 24, 2011, including Key Executive Performance Plan, as amended February 24, 2011 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (file No. 1-12001)).*

10.30	Third Amendment to Credit Agreement, dated March 11, 2011, by and among ATI Funding Corporation, TDY Holdings, LLC, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (file No. 1-12001)).

10.31	Consulting and Noncompetition Agreement between Allegheny Technologies Incorporated and L. Patrick Hassey, dated as of May 1, 2011 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (file No. 1-12001)).*

10.32	Consulting and Noncompetition Agreement between Allegheny Technologies Incorporated and Jon D. Walton, dated as of May 1, 2011 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (file No. 1-12001)).*

10.33	Fourth Amendment to Credit Agreement, dated November 9, 2011, by and among ATI Funding Corporation, TDY Holdings, LLC, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as Administrative Agent for the lenders (filed herewith).

10.34	Aircraft Time Sharing Agreement, effective as of January 1, 2012, by and between Allegheny Technologies Incorporated and Richard J. Harshman (filed herewith).

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Report.

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

ALLEGHENY TECHNOLOGIES INCORPORATED

Date: February 27, 2012	By	/s/ Richard J. Harshman
Richard J. Harshman
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the 27th day of February, 2012.

/s/ Richard J. Harshman	/s/ Dale G. Reid

Richard J. Harshman	Dale G. Reid
Chairman, President and Chief	Executive Vice President, Finance
Executive Officer and Director	and Chief Financial Officer
(Principal Financial Officer)

/s/ Karl D. Schwartz

Karl D. Schwartz
Controller and
Chief Accounting Officer
(Principal Accounting Officer)

/s/ Diane C. Creel	/s/ John R. Pipski

Diane C. Creel	John R. Pipski
Director	Director

/s/ James C. Diggs	/s/ James E. Rohr

James C. Diggs	James E. Rohr
Director	Director

/s/ J. Brett Harvey	/s/ Louis J. Thomas

J. Brett Harvey	Louis J. Thomas
Director	Director

/s/ Barbara S. Jeremiah	/s/ John D. Turner

Barbara S. Jeremiah	John D. Turner
Director	Director

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

4.4

Supplemental Indenture, dated as of December 22, 2011, among Allegheny Ludlum Corporation, ALC Merger, LLC, and The Bank of New York Mellon (as successor to The Chase Manhattan Bank (National Association)), as trustee (filed herewith).

4.5

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

4.8	Form of 9.375% Senior Note due 2019 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

4.9	Form of 4.25% Convertible Senior Note due 2014 (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

4.10

Third Supplemental Indenture, dated January 7, 2011, between Allegheny Technologies Incorporated and The Bank of New York Mellon, as Trustee, relating to Allegheny Technologies Incorporated’s 5.950% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated January 7, 2011 (File No. 1-12001)).

4.11	Form of 5.950% Senior Note due 2021 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated January 7, 2011 (File No. 1-12001)).

4.12

Note Purchase Agreement, dated as of July 20, 2001, by and between Ladish Co., Inc. and the purchasers listed therein (incorporated by reference to Exhibit 10.(E) to the Annual Report on Form 10-K of Ladish Co., Inc. for the year ended December 31, 2001 (File No. 0-23539)).

4.13

First Amendment to Note Purchase Agreement, dated as of May 16, 2006, by and between Ladish Co., Inc. and the purchasers listed therein (incorporated by reference to Exhibit 10(b) to the Current Report on Form 8-K filed by Ladish Co., Inc. on May 18, 2006 (File No. 0-23539)).

4.14

Series B Terms Agreement to Note Purchase Agreement, dated as of May 16, 2006, by and between Ladish Co., Inc. and the purchasers listed therein (incorporated by reference to Exhibit 10(a) to the Current Report on Form 8-K filed by Ladish Co., Inc. on May 18, 2006 (File No. 0-23539)).

4.15

Second Amendment to Note Purchase Agreement, dated as of September 2, 2008, by and between Ladish Co., Inc. and the purchasers listed therein (incorporated by reference to Exhibit 99.C to the Current Report on Form 8-K filed by Ladish Co., Inc. on September 2, 2008 (File No. 0-23539)).

4.16

Series C Terms Agreement to Note Purchase Agreement, dated as of September 2, 2008, by and between Ladish Co., Inc. and the purchasers listed therein (incorporated by reference to Exhibit 99.B to the Current Report on Form 8-K filed by Ladish Co., Inc. on September 2, 2008 (File No. 0-23539)).

4.17

Third Amendment to Note Purchase Agreement, dated as of December 21, 2009, by and between Ladish Co., Inc. and the purchasers listed therein (incorporated by reference to Exhibit 10(Q) to the Annual Report on Form 10-K of Ladish Co., Inc. for the year ended December 31, 2009 (File No. 0-23539)).

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

10.7

Amendment to the Allegheny Technologies Incorporated Pension Plan effective January 1, 2003 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12001)).*

10.8

Credit Agreement, dated July 31, 2007, by and among the Company, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, as Administrative Agent, and PNC Capital Markets LLC, as Lead Arranger (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 1-12001)).

10.9

Form of Amended and Restated Change in Control Severance Agreement, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 12001)).*

10.10	Summary of Non-Employee Director Compensation Program (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 5, 2008 (File No. 1-12001)).

10.11

Administrative Rules for the Non-Employee Director Restricted Stock Program, effective as of May 2, 2007, as amended through May 7, 2010 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 1-12001)).*

10.12

Form of Performance/Restricted Stock Agreement dated February 21, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12001)).*

10.13

First Amendment to Credit Agreement, dated May 29, 2009, by and among ATI Funding Corporation, TDY Holdings, LLC, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q dated March 31, 2010 (File No. 1-12001)).

10.14

Form of Key Executive Performance Plan Agreement dated February 18, 2009, including Key Executive Performance Plan, as amended February 18, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No.1-12001)).*

10.15

Form of Total Shareholder Return Incentive Compensation Program Award Agreement effective as of January 1, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No.1-12001)).*

10.16

Form of Performance/Restricted Stock Agreement dated February 18, 2009 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No.1-12001)).*

10.17

Administrative Rules for the Performance Equity Payment Program, effective as of January 1, 2010 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-12001)).*

10.18

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

10.20

Form of Performance/Restricted Stock Agreement dated February 24, 2010 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No.1-12001)).*

10.21

Allegheny Technologies Incorporated 2007 Incentive Plan As Amended and Restated, effective May 7, 2010 (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 dated May 7, 2010 (File No 333-166628)).*

10.22

Second Amendment to Credit Agreement, dated December 22, 2010, by and among ATI Funding Corporation, TDY Holdings, LLC, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 29, 2010 (File No. 1-12001)).

10.23

Consulting and Noncompetition Agreement between Allegheny Technologies Incorporated and Lynn D. Davis, effective as of February 2, 2011 (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-12001))

10.24

Form of Performance Equity Payment Program Deferred Salary Agreement dated January 3, 2011 (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-12001)).*

10.25

Form of Performance Equity Payment Program Restricted Stock Agreement dated January 3, 2011 (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-12001)).*

10.26	2011 Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (file No. 1-12001)).*

10.27

Form of Performance/Restricted Stock Agreement dated February 24, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (file No. 1-12001)).*

10.28

Form of Total Shareholder Return Incentive Compensation Program Award Agreement effective as of January 1, 2011 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (file No. 1-12001)).*

10.29

Form of Key Executive Performance Plan Agreement dated February 24, 2011, including Key Executive Performance Plan, as amended February 24, 2011 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (file No. 1-12001)).*

10.30

Third Amendment to Credit Agreement, dated March 11, 2011, by and among ATI Funding Corporation, TDY Holdings, LLC, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (file No. 1-12001)).

10.31

Consulting and Noncompetition Agreement between Allegheny Technologies Incorporated and L. Patrick Hassey, dated as of May 1, 2011 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (file No. 1-12001)).*

10.32

Consulting and Noncompetition Agreement between Allegheny Technologies Incorporated and Jon D. Walton, dated as of May 1, 2011 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (file No. 1-12001)).*

10.33

Fourth Amendment to Credit Agreement, dated November 9, 2011, by and among ATI Funding Corporation, TDY Holdings, LLC, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as Administrative Agent for the lenders (filed herewith).

10.34	Aircraft Time Sharing Agreement, effective as of January 1, 2012, by and between Allegheny Technologies Incorporated and Richard J. Harshman (filed herewith).

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Report.

Certain instruments defining the rights of holders of long-term debt of the Company and its subsidiaries have been omitted from the Exhibits in accordance with Item 601(b)(4)(iii) of Regulation S-K. A copy of any omitted document will be furnished to the Commission upon request.