Form 10-Q
period 2012-03-31
ALLEGHENY TECHNOLOGIES INC
filed 2012-05-04
CIK 1018963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

At April 30, 2012, the registrant had outstanding 107,108,661 shares of its Common Stock.

ALLEGHENY TECHNOLOGIES INCORPORATED

SEC FORM 10-Q

Quarter Ended March 31, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Allegheny Technologies Incorporated and Subsidiaries

Consolidated Balance Sheets

(In millions, except share and per share amounts)

(Current period unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$250.3	$380.6
Accounts receivable, net of allowances for doubtful accounts of $5.3 and $5.9 as of March 31, 2012 and December 31, 2011	753.1	709.1
Inventories, net	1,511.4	1,384.3
Prepaid expenses and other current assets	59.9	95.5

Total Current Assets	2,574.7	2,569.5
Property, plant and equipment, net	2,398.1	2,368.8
Cost in excess of net assets acquired	739.0	737.7
Other assets	366.9	370.9

Total Assets	$6,078.7	$6,046.9

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$505.8	$490.7
Accrued liabilities	324.5	320.3
Deferred income taxes	16.3	23.5
Short term debt and current portion of long-term debt	28.4	27.3

Total Current Liabilities	875.0	861.8
Long-term debt	1,481.5	1,482.0
Accrued postretirement benefits	479.2	488.1
Pension liabilities	502.7	508.9
Deferred income taxes	9.3	9.8
Other long-term liabilities	117.1	124.7

Total Liabilities	3,464.8	3,475.3

Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized-50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-109,695,171 shares at March 31, 2012 and December 31, 2011; outstanding- 107,094,065 shares at March 31, 2012 and 106,354,612 shares at December 31, 2011	11.0	11.0
Additional paid-in capital	1,161.4	1,207.1
Retained earnings	2,394.9	2,361.5
Treasury stock: 2,601,106 shares at March 31, 2012 and 3,340,559 shares at December 31, 2011	(126.6)	(162.7)
Accumulated other comprehensive loss, net of tax	(925.7)	(941.6)

Total ATI stockholders’ equity	2,515.0	2,475.3
Noncontrolling interests	98.9	96.3

Total Equity	2,613.9	2,571.6

Total Liabilities and Equity	$6,078.7	$6,046.9

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries

Consolidated Statements of Income

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Sales	$1,352.5	$1,227.4
Costs and expenses:
Cost of sales	1,145.5	1,022.0
Selling and administrative expenses	103.4	88.7

Income before interest, other income and income taxes	103.6	116.7
Interest expense, net	(19.9)	(23.0)
Other income, net	0.4	0.1

Income before income tax provision	84.1	93.8
Income tax provision	25.8	35.1

Net income	58.3	58.7
Less: Net income attributable to noncontrolling interests	2.1	2.4

Net income attributable to ATI	$56.2	$56.3

Basic net income attributable to ATI per common share	$0.53	$0.58

Diluted net income attributable to ATI per common share	$0.50	$0.54

Dividends declared per common share	$0.18	$0.18

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries

Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	ATI		Noncontrolling Interests		Total
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011	2012	2011
Net Income	$56.2	$56.3	$2.1	$2.4	$58.3	$58.7
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	8.8	14.0	0.6	1.6	9.4	15.6
Pension plans and other postretirement benefits	16.7	11.4	—	—	16.7	11.4
Change in unrealized gains on available-for-sale securities	0.1	—	—	—	0.1	—
Unrecognized losses on derivatives	(9.7)	(9.3)	—	—	(9.7)	(9.3)

Other comprehensive income, net of tax	15.9	16.1	0.6	1.6	16.5	17.7

Comprehensive income	$72.1	$72.4	$2.7	$4.0	$74.8	$76.4

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating Activities:
Net income	$58.3	$58.7
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	48.0	37.4
Deferred taxes	(12.0)	(2.4)
Changes in operating asset and liabilities:
Inventories	(127.1)	(207.4)
Accounts receivable	(44.0)	(148.6)
Accounts payable	15.2	111.1
Retirement benefits	11.5	3.8
Accrued income taxes	26.8	45.5
Accrued liabilities and other	5.1	51.6

Cash used in operating activities	(18.2)	(50.3)

Investing Activities:
Purchases of property, plant and equipment	(69.9)	(42.2)
Asset disposals and other	0.9	0.5

Cash used in investing activities	(69.0)	(41.7)

Financing Activities:
Issuances of long-term debt	—	500.0
Payments on long-term debt and capital leases	—	(5.2)
Net borrowings (repayments) under credit facilities	(1.4)	3.2
Debt issuance costs	—	(5.0)
Dividends paid to shareholders	(19.1)	(17.6)
Purchase of subsidiary shares from noncontrolling interest	(0.1)	—
Taxes on share-based compensation	0.6	1.5
Exercises of stock options and other	0.2	0.4
Shares repurchased for income tax withholding on share-based compensation	(23.3)	(1.3)

Cash provided by (used in) financing activities	(43.1)	476.0

Increase (decrease) in cash and cash equivalents	(130.3)	384.0
Cash and cash equivalents at beginning of period	380.6	432.3

Cash and cash equivalents at end of period	$250.3	$816.3

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries

Statements of Changes in Consolidated Equity

(In millions, except per share amounts)

(Unaudited)

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, December 31, 2010	$10.2	$658.9	$2,224.8	$(188.0)	$(665.1)	$88.6	$2,129.4
Net income	—	—	56.3	—	—	2.4	58.7
Other comprehensive income	—	—	—	—	16.1	1.6	17.7
Cash dividends on common stock ($0.18 per share)	—	—	(17.6)	—	—	—	(17.6)
Employee stock plans	—	(5.3)	0.9	19.3	—	—	14.9

Balance, March 31, 2011	$10.2	$653.6	$2,264.4	$(168.7)	$(649.0)	$92.6	$2,203.1

Balance, December 31, 2011	$11.0	$1,207.1	$2,361.5	$(162.7)	$(941.6)	$96.3	$2,571.6
Net income	—	—	56.2	—	—	2.1	58.3
Other comprehensive income	—	—	—	—	15.9	0.6	16.5
Cash dividends on common stock ($0.18 per share)	—	—	(19.1)	—	—	—	(19.1)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	(0.1)	(0.1)
Employee stock plans	—	(45.7)	(3.7)	36.1	—	—	(13.3)

Balance, March 31, 2012	$11.0	$1,161.4	$2,394.9	$(126.6)	$(925.7)	$98.9	$2,613.9

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

These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K. The results of operations for these interim periods are not necessarily indicative of the operating results for any future period. The December 31, 2011 financial information has been derived from the Company’s audited financial statements.

New Accounting Pronouncements Adopted

In June 2011, the Financial Accounting Standards Board (FASB) issued amendments to financial accounting standards related to the presentation of comprehensive income which requires entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, these amendments require an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB deferred the requirement for presenting the reclassification adjustments from comprehensive income to net income by component within the face of the financial statements. Finally, no changes were made to the calculation and presentation of earnings per share. These amendments, with retrospective application, are effective for interim and annual periods in fiscal year 2012. A separate consolidated statement of comprehensive income is included in these consolidated financial statements. Other than the change in presentation, these changes did not have an impact on the consolidated financial statements.

Note 2. Inventories

Inventories at March 31, 2012 and December 31, 2011 were as follows (in millions):

	March 31, 2012	December 31, 2011
Raw materials and supplies	$242.9	$205.7
Work-in-process	1,217.0	1,150.0
Finished goods	219.8	199.9

Total inventories at current cost	1,679.7	1,555.6
Less allowances to reduce current cost values to LIFO basis	(153.7)	(153.7)
Progress payments	(14.6)	(17.6)

Total inventories, net	$1,511.4	$1,384.3

Inventories are stated at the lower of cost (last-in, first-out (“LIFO”), first-in, first-out (“FIFO”), and average cost methods) or market, less progress payments. Most of the Company’s inventory is valued utilizing the LIFO costing methodology. Inventory of the Company’s non-U.S. operations is valued using average cost or FIFO methods. The effect of using the LIFO methodology to value inventory, rather than FIFO, had no impact on cost of sales for the first three months of 2012 compared to an increase of $3.9 million for the first three months of 2011.

Note 3. Property, Plant and Equipment

Property, plant and equipment at March 31, 2012 and December 31, 2011 was as follows (in millions):

	March 31, 2012	December 31, 2011
Land	$34.2	$34.0
Buildings	790.1	757.0
Equipment and leasehold improvements	3,183.1	3,146.2

	4,007.4	3,937.2
Accumulated depreciation and amortization	(1,609.3)	(1,568.4)

Total property, plant and equipment, net	$2,398.1	$2,368.8

The construction in progress portion of property, plant and equipment at March 31, 2012 was $375.1 million.

Note 4. Debt

Debt at March 31, 2012 and December 31, 2011 was as follows (in millions):

	March 31, 2012	December 31, 2011
Allegheny Technologies 5.95% Notes due 2021	$500.0	$500.0
Allegheny Technologies 4.25% Convertible Notes due 2014	402.5	402.5
Allegheny Technologies 9.375% Notes due 2019	350.0	350.0
Allegheny Ludlum 6.95% debentures due 2025	150.0	150.0
Ladish Series B 6.14% Notes due 2016 (a)	31.5	31.8
Ladish Series C 6.41% Notes due 2015 (b)	44.0	44.6
Domestic Bank Group $400 million unsecured credit facility	—	—
Foreign credit facilities	26.0	24.5
Industrial revenue bonds, due through 2020, and other	5.9	5.9

Total short-term and long-term debt	1,509.9	1,509.3
Short-term debt and current portion of long-term debt	28.4	27.3

Total long-term debt	$1,481.5	$1,482.0

(a)	Includes fair value adjustments of $2.9 million at March 31, 2012 and $3.2 million at December 31, 2011.
(b)	Includes fair value adjustments of $4.0 million at March 31, 2012 and $4.6 million at December 31, 2011.

On April 4, 2012, ATI amended its $400 million senior unsecured domestic credit facility to reduce costs under the facility, and to extend the expiration date of the facility to April 4, 2017. The Company did not borrow funds under this credit facility during the first three months of 2012, although approximately $7 million has been utilized to support the issuance of letters of credit. The credit facility requires the Company to maintain a leverage ratio (consolidated total indebtedness net of cash on hand in excess of $50 million, divided by consolidated earnings before interest, taxes, depreciation and amortization, and non-cash pension expense) of not greater than 3.25, and maintain an interest coverage ratio (consolidated earnings before interest, taxes, and non-cash pension expense divided by interest expense) of not less than 2.0. For the three months ended March 31, 2012, the leverage ratio was 1.99, and the interest coverage ratio was 5.41.

The Company has an additional separate credit facility for the issuance of letters of credit. As of March 31, 2012, $31 million in letters of credit were outstanding under this facility.

In March 2012, the ATI Ladish Series B and Series C Notes were amended to replace certain reporting requirements specific to these Notes with a Parent Guaranty Agreement by ATI, by which ATI unconditionally guarantees all amounts payable by ATI Ladish LLC for the Series B and Series C Notes. As a result of the March 2012 amendment, the Series B and Series C Notes are equally ranked with all of ATI’s existing and future senior unsecured debt.

In addition, STAL, the Company’s Chinese joint venture company in which ATI has a 60% interest, has a 205 million renminbi (approximately $33 million at March 31, 2012 exchange rates) revolving credit facility with a group of banks, which expires in August 2014. This credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners. As of March 31, 2012, there were no borrowings under this credit facility.

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

The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of March 31, 2012, the Company had entered into financial hedging arrangements primarily at the request of its customers, related to firm orders, representing approximately 9% of its annual nickel requirements. These nickel hedges extend to 2016.

At March 31, 2012, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility included natural gas cost hedges for approximately 70% of its annual forecasted domestic requirements for 2012, approximately 50% for 2013, and approximately 30% for 2014, and electricity hedges for Western Pennsylvania operations of approximately 30% of its forecasted on-peak and off-peak requirements for 2012 and approximately 10% for 2014.

While the majority of the Company’s direct export sales are transacted in U.S. dollars, foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk. The Company may also enter into foreign currency forward contracts that are not designated as hedges, which are denominated in the same foreign currency in which export sales are denominated. At March 31, 2012, the outstanding financial derivatives, including both hedges and undesignated derivatives, that are used to manage the Company’s exposure to foreign currency, primarily euros, represented approximately 10% of its forecasted total international sales through 2014. In addition, the Company may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions.

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

(in millions): Asset derivatives	Balance sheet location	March 31, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$3.3	$9.5
Nickel and other raw material contracts	Prepaid expenses and other current assets	0.2	0.7
Foreign exchange contracts	Other assets	2.5	5.9
Nickel and other raw material contracts	Other assets	0.4	1.1
Natural gas contracts	Other assets	0.1	—

Total derivatives designated as hedging instruments:		6.5	17.2
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	2.2	3.5

Total derivatives not designated as hedging instruments:		2.2	3.5

Total asset derivatives		$8.7	$20.7

Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Natural gas contracts	Accrued liabilities	$12.1	$10.1
Nickel and other raw material contracts	Accrued liabilities	2.8	1.6
Electricity contracts	Accrued liabilities	2.2	2.0
Natural gas contracts	Other long-term liabilities	4.4	3.3
Electricity contracts	Other long-term liabilities	0.3	—
Nickel and other raw material contracts	Other long-term liabilities	0.3	0.1

Total derivatives designated as hedging instruments:		22.1	17.1
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accrued liabilities	0.2	—

Total derivatives not designated as hedging instruments:		0.2	—

Total liability derivatives		$22.3	$17.1

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

Activity with regard to derivatives designated as cash flow hedges for the three month periods ended March 31, 2012 and 2011 was as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (a)		Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
Derivatives in Cash Flow Hedging Relationships	Quarter ended March 31,		Quarter ended March 31,		Quarter ended March 31,
	2012	2011	2012	2011	2012	2011
Nickel and other raw material contracts	$(1.6)	$0.2	$(0.1)	$1.8	$—	$—
Natural gas contracts	(4.5)	(0.8)	(2.6)	(3.5)	—	—
Electricity contracts	(1.0)	(0.1)	(0.7)	—	—	—
Foreign exchange contracts	(4.1)	(9.8)	1.9	0.5	—	—

Total	$(11.2)	$(10.5)	$(1.5)	$(1.2)	$—	$—

(a)	The gains (losses) reclassified from accumulated OCI into income related to the effective portion of the derivatives are presented in cost of sales.
(b)	The gains recognized in income on derivatives related to the ineffective portion and the amount excluded from effectiveness testing are presented in selling and administrative expenses.

Assuming market prices remain constant with those at March 31, 2012, a loss of $8.5 million is expected to be recognized over the next 12 months.

The disclosures of gains or losses presented above for nickel and other raw material contracts and foreign currency contracts do not take into account the anticipated underlying transactions. Since these derivative contracts represent hedges, the net effect of any gain or loss on results of operations may be fully or partially offset.

Derivatives that are not designated as hedging instruments were as follows:

In millions	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Three Months Ended March 31,
	2012	2011
Foreign exchange contracts	$(1.4)	$(0.4)

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

Note 6. Fair Value of Financial Instruments

The estimated fair value of financial instruments at March 31, 2012 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$250.3	$250.3	$250.3	$—
Derivative financial instruments:
Assets	8.7	8.7	—	8.7
Liabilities	22.3	22.3	—	22.3
Debt	1,509.9	1,777.6	1,670.2	107.4

The estimated fair value of financial instruments at December 31, 2011 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$380.6	$380.6	$380.6	$—
Derivative financial instruments:
Assets	20.7	20.7	—	20.7
Liabilities	17.1	17.1	—	17.1
Debt	1,509.3	1,791.3	1,684.5	106.8

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

For the three month periods ended March 31, 2012 and 2011, the components of pension expense and components of other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits Three Months Ended March 31,		Other Postretirement Benefits Three Months Ended March 31,
	2012	2011	2012	2011
Service cost - benefits earned during the year	$8.8	$7.3	$0.8	$0.7
Interest cost on benefits earned in prior years	33.1	32.0	6.5	6.8
Expected return on plan assets	(45.4)	(45.7)	(0.2)	(0.3)
Amortization of prior service cost (credit)	1.6	2.8	(4.5)	(4.6)
Amortization of net actuarial loss	26.3	17.8	3.6	2.5

Total retirement benefit expense	$24.4	$14.2	$6.2	$5.1

Note 8. Income Taxes

First quarter 2012 results included a provision for income taxes of $25.8 million, or 30.7% of income before tax, compared to $35.1 million for the comparable 2011 period. The first quarter 2012 included a discrete tax benefit of $3.7 million primarily related to state income taxes. Excluding these discrete tax benefits, the first quarter 2012 effective tax rate was 35%. The first quarter 2011 included a discrete tax charge of $2.7 million related to foreign income taxes.

Note 9. Business Segments

Following is certain financial information with respect to the Company’s business segments for the periods indicated (in millions):

	Three Months Ended March 31,
	2012	2011
Total sales:
High Performance Metals	$607.7	$433.1
Flat-Rolled Products	643.2	719.0
Engineered Products	143.8	129.2

	1,394.7	1,281.3
Intersegment sales:
High Performance Metals	26.4	33.7
Flat-Rolled Products	7.2	8.4
Engineered Products	8.6	11.8

	42.2	53.9
Sales to external customers:
High Performance Metals	581.3	399.4
Flat-Rolled Products	636.0	710.6
Engineered Products	135.2	117.4

	$1,352.5	$1,227.4

Operating profit:
High Performance Metals	$104.1	$85.6
Flat-Rolled Products	46.8	63.4
Engineered Products	12.3	13.4

Total operating profit	163.2	162.4

Corporate expenses	(21.7)	(25.8)
Interest expense, net	(19.9)	(23.0)
Closed company and other expenses	(6.9)	(0.5)
Retirement benefit expense	(30.6)	(19.3)

Income before income taxes	$84.1	$93.8

Retirement benefit expense represents defined benefit plan pension expense, and other postretirement benefit expense for both defined benefit and defined contribution plans. Operating profit with respect to the Company’s business segments excludes any retirement benefit expense. The increase in the current period, when compared to the prior year, was primarily due to the utilization of a lower discount rate to value the retirement benefit obligations and lower than expected returns on plan assets.

Corporate expenses for the three months ended March 31, 2012 were $21.7 million compared to $25.8 million for the three months ended March 31, 2011. The decrease in corporate expenses was primarily related to the prior year’s accelerated recognition of equity-based compensation expense due to executive retirements.

Closed company and other expenses primarily includes charges incurred in connection with closed operations and other non-operating income or expense. These items are presented primarily in selling and administrative expenses and in other expense in the statement of operations. These items resulted in net charges of $6.9 million for the three months ended March 31, 2012 and $0.5 million for the three months ended March 31, 2011. The increase over the prior year quarter was primarily related to an increase of $3.2 million in environmental and legal expenses associated with closed operations, and $1.9 million in franchise taxes, insurance and unfavorable foreign currency exchange losses.

Note 10. Per Share Information

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended
(in millions, except per share amounts):	March 31,
	2012	2011
Numerator for basic net income per common share - Net income attributable to ATI	$56.2	$56.3
Effect of dilutive securities:
4.25% Convertible Notes due 2014	2.3	2.5

Numerator for diluted net income per common share - Net income available to ATI after assumed conversions	$58.5	$58.8

Denominator for basic net income per common share-weighted average shares	105.9	97.6
Effect of dilutive securities:
Share-based compensation	0.9	1.8
4.25% Convertible Notes due 2014	9.6	9.6

Denominator for diluted net income per common share – adjusted weighted average shares assuming conversions	116.4	109.0

Basic net income attributable to ATI per common share	$0.53	$0.58

Diluted net income attributable to ATI per common share	$0.50	$0.54

Common stock that would be issuable upon the assumed conversion of the 2014 Convertible Notes and other option equivalents and contingently issuable shares are excluded from the computation of contingently issuable shares, and therefore, from the denominator for diluted earnings per share, if the effect of inclusion is anti-dilutive. There were no anti-dilutive shares for the periods presented.

The Company issued 7.3 million shares of common stock as part of the Ladish acquisition consideration completed on May 9, 2011. These shares were included in the weighted average shares outstanding for the period ended March 31, 2012, but were not included in the weighted average outstanding shares for the period ended March 31, 2011.

Note 11. Financial Information for Subsidiary and Guarantor Parent

The payment obligations under the $150 million 6.95% debentures due 2025 issued by Allegheny Ludlum, LLC (formerly known as Allegheny Ludlum Corporation) (the “Subsidiary”) are fully and unconditionally guaranteed by Allegheny Technologies Incorporated (the “Guarantor Parent”). In accordance with positions established by the Securities and Exchange Commission, the following financial information sets forth separately financial information with respect to the Subsidiary, the non-guarantor subsidiaries and the Guarantor Parent. The principal elimination entries eliminate investments in subsidiaries and certain intercompany balances and transactions. Investments in subsidiaries, which are eliminated in consolidation, are included in other assets on the consolidated balance sheets.

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

Allegheny Technologies Incorporated

Financial Information for Subsidiary and Guarantor Parent

Balance Sheets

March 31, 2012

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$2.0	$86.7	$161.6	$—	$250.3
Accounts receivable, net	0.1	252.9	500.1	—	753.1
Inventories, net	—	324.9	1,186.5	—	1,511.4
Prepaid expenses and other current assets	2.5	19.6	37.8	—	59.9

Total current assets	4.6	684.1	1,886.0	—	2,574.7
Property, plant and equipment, net	2.9	656.8	1,738.4	—	2,398.1
Cost in excess of net assets acquired	—	112.1	626.9	—	739.0
Investments in subsidiaries and other assets	5,267.6	1,548.8	1,058.0	(7,507.5)	366.9

Total assets	$5,275.1	$3,001.8	$5,309.3	$(7,507.5)	$6,078.7

Liabilities and stockholders’ equity:
Accounts payable	$5.1	$242.1	$258.6	$—	$505.8
Accrued liabilities	918.4	57.3	650.4	(1,301.6)	324.5
Deferred income taxes	16.3	—	—	—	16.3
Short-term debt and current portion of long-term debt	—	0.1	28.3	—	28.4

Total current liabilities	939.8	299.5	937.3	(1,301.6)	875.0
Long-term debt	1,252.5	350.7	78.3	(200.0)	1,481.5
Accrued postretirement benefits	—	208.5	270.7	—	479.2
Pension liabilities	435.0	5.6	62.1	—	502.7
Deferred income taxes	9.3	—	—	—	9.3
Other long-term liabilities	24.6	18.3	74.2	—	117.1

Total liabilities	2,661.2	882.6	1,422.6	(1,501.6)	3,464.8

Total stockholders’ equity	2,613.9	2,119.2	3,886.7	(6,005.9)	2,613.9

Total liabilities and stockholders’ equity	$5,275.1	$3,001.8	$5,309.3	$(7,507.5)	$6,078.7

Allegheny Technologies Incorporated

Financial Information for Subsidiary and Guarantor Parent

Statements of Income and Comprehensive Income

For the three months ended March 31, 2012

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Sales	$—	$557.0	$795.5	$—	$1,352.5
Cost of sales	13.3	508.5	623.7	—	1,145.5
Selling and administrative expenses	43.1	10.5	49.8	—	103.4

Income (loss) before interest, other income and income taxes	(56.4)	38.0	122.0	—	103.6
Interest expense, net	(17.0)	(2.6)	(0.3)	—	(19.9)
Other income including equity in income of unconsolidated subsidiaries	157.5	1.6	1.5	(160.2)	0.4

Income before income tax provision	84.1	37.0	123.2	(160.2)	84.1
Income tax provision	25.8	14.0	40.8	(54.8)	25.8

Net income	58.3	23.0	82.4	(105.4)	58.3
Less: Net income attributable to noncontrolling interests	2.1	—	2.1	(2.1)	2.1

Net income attributable to ATI	$56.2	$23.0	$80.3	$(103.3)	$56.2

Comprehensive income attributable to ATI	$72.1	$22.7	$89.6	$(112.3)	$72.1

Condensed Statements of Cash Flows

For the three months ended March 31, 2012

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(12.5)	$3.1	$(1.0)	$(7.8)	$(18.2)
Cash flows used in investing activities	(0.1)	(51.6)	(17.3)	—	(69.0)
Cash flows provided by (used in) financing activities	13.8	5.5	(70.2)	7.8	(43.1)

Increase (decrease) in cash and cash equivalents	$1.2	$(43.0)	$(88.5)	$—	$(130.3)

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

Allegheny Technologies Incorporated

Financial Information for Subsidiary and Guarantor Parent

Statements of Income and Comprehensive Income

For the three months ended March 31, 2011

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Sales	$—	$619.1	$608.3	$—	$1,227.4
Cost of sales	8.6	557.4	456.0	—	1,022.0
Selling and administrative expenses	42.9	8.5	37.3	—	88.7

Income (loss) before interest, other income and income taxes	(51.5)	53.2	115.0	—	116.7
Interest expense, net	(20.5)	(2.2)	(0.3)	—	(23.0)
Other income including equity in income of unconsolidated subsidiaries	165.8	0.8	0.5	(167.0)	0.1

Income before income tax provision	93.8	51.8	115.2	(167.0)	93.8
Income tax provision	35.1	19.7	40.1	(59.8)	35.1

Net income	58.7	32.1	75.1	(107.2)	58.7
Less: Net income attributable to noncontrolling interests	2.4	—	2.4	(2.4)	2.4

Net income attributable to ATI	$56.3	$32.1	$72.7	$(104.8)	$56.3

Comprehensive income attributable to ATI	$72.4	$31.3	$86.8	$(118.1)	$72.4

Condensed Statements of Cash Flows

For the three months ended March 31, 2011

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$27.8	$(104.9)	$26.3	$0.5	$(50.3)
Cash flows used in investing activities	—	(18.3)	(23.4)	—	(41.7)
Cash flows provided by (used in) financing activities	(21.7)	242.1	256.1	(0.5)	476.0

Increase in cash and cash equivalents	$6.1	$118.9	$259.0	$—	$384.0

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

At March 31, 2012, the Company’s reserves for environmental remediation obligations totaled approximately $16 million, of which $9 million was included in other current liabilities. The reserve includes estimated probable future costs of $5 million for federal Superfund and comparable state-managed sites; $8 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $2 million for owned or controlled sites at which Company operations have been discontinued; and $1 million for sites utilized by the Company in its ongoing operations. The Company continues to evaluate whether it may be able to recover a portion of past and future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate.

The timing of expenditures depends on a number of factors that vary by site. The Company expects that it will expend present accruals over many years and that remediation of all sites with which it has been identified will be completed within thirty years.

See Note 17. Commitments and Contingencies to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2011 for a discussion of legal proceedings affecting the Company.

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

Sales for the first quarter 2012 increased 10.2% to $1.35 billion, compared to the first quarter 2011, primarily as a result of the acquisition of Ladish in May 2011 and improving demand in our key global growth markets. Compared to the first quarter 2011, sales increased 46% in the High Performance Metals segment and 15% in the Engineered Products segment, while sales decreased 10% in the Flat-Rolled Products segment. Compared to the fourth quarter 2011, sales increased 8.1%, with all business segments showing sales growth. High Performance Metals segment sales increased 11%, Flat-Rolled Products segment sales increased 6% and Engineered Products segment sales increased 5%.

Demand from the global aerospace and defense, electrical energy, oil and gas, chemical process industry, and medical markets represented 68% of ATI first quarter 2012 sales. Sales to the aerospace and defense market, our largest key global market, increased 44% compared to the first quarter 2011 and increased 17% compared to the fourth quarter 2011, and represented 32% of first quarter 2012 sales, as the acquisition of Ladish augmented organic growth. Sales to the oil and gas/chemical process industry market decreased 2% compared to the first quarter 2011 but increased 14% compared to the fourth quarter 2011, and represented 21% of first quarter 2012 sales. While shipment volume growth was realized, our revenue from this market was relatively flat in the first quarter 2012 compared to the first quarter 2011, due to lower raw material surcharges and indices as a result of much lower nickel prices.

Comparative information for our overall revenues (in millions) by market and their respective percentages of total revenues for the three month periods ended March 31, 2012 and 2011 were as follows:

Market	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
Aerospace & Defense	$436.5	32%	$303.6	25%
Oil & Gas/Chemical Process Industry	277.4	21%	281.7	23%
Electrical Energy	146.9	11%	197.7	16%
Medical	57.8	4%	68.6	6%

Subtotal - Key Markets	918.6	68%	851.6	70%

Automotive	105.9	8%	113.1	9%
Construction/Mining	103.4	8%	71.2	6%
Food Equipment & Appliances	55.2	4%	64.7	5%
Transportation	54.1	4%	45.8	4%
Electronics/Computers/Communication	45.3	3%	37.0	3%
Machine & Cutting Tools	36.2	3%	27.3	2%
Conversion Services & Other	33.8	2%	16.7	1%

Total	$1,352.5	100%	$1,227.4	100%

For the first quarter 2012, direct international sales increased $118.6 million, or 30%, compared to the first quarter 2011, and represented nearly 38% of total sales. Sales of our high-value products (titanium and titanium alloys, nickel-based alloys and specialty alloys, exotic alloys, precision forgings and castings, grain-oriented electrical steel, precision and engineered strip, and tungsten materials) represented 80% of total sales.

Total titanium mill product shipments for the first quarter 2012, including ATI-produced products for our Uniti titanium joint venture, were 10 million pounds, a 13% decrease compared to the first quarter 2011, due primarily to timing of major project awards for desalination and oil and gas applications primarily affecting flat-rolled products.

Segment operating profit for the first quarter 2012 was $163.2 million, or 12.1% of sales, compared to $162.4 million, or 13.2% of sales for the first quarter 2011. Compared to first quarter 2011, segment operating profit improved in the High Performance Metals segment due to the acquisition of Ladish and increased shipments of titanium and nickel-based alloys. This improvement in operating profit for the High Performance Metals segment was partially offset by approximately $6 million in higher raw material costs, primarily nickel, which did not align with raw material surcharges due to the length of the production cycle and the rapid decline of nickel prices in the second half of 2011. Flat-Rolled Products segment operating profit in the first quarter 2012 was impacted by lower shipments and base prices for standard stainless products compared to the first quarter 2011. There was no change in our LIFO inventory valuation reserve in the first quarter 2012. The first quarter 2011 included a LIFO inventory valuation reserve charge of $3.9 million. The first quarter 2012 results included $28.8 million in gross cost reductions, before the effects of inflation.

Segment operating profit as a percentage of sales for the three months ended March 31, 2012 and 2011 was:

	Three Months Ended March 31,
	2012	2011
High Performance Metals	17.9%	21.4%
Flat-Rolled Products	7.4%	8.9%
Engineered Products	9.1%	11.4%

Our measure of segment operating profit, which we use to analyze the performance and results of our business segments, excludes income taxes, corporate expenses, net interest income or expense, retirement benefit expense, and closed company and other expenses. We believe segment operating profit, as defined, provides an appropriate measure of controllable operating results at the business segment level.

Income before tax for the first quarter 2012 was $84.1 million, or 6.2% of sales, compared to $93.8 million, or 7.6% of sales for the first quarter 2011. Higher retirement benefit expense, primarily due to the utilization of a lower discount rate to value retirement benefit obligations and lower than expected returns on plan assets, more than offset lower corporate expenses and lower interest expense.

Net income attributable to ATI for the first quarter 2012 was $56.2 million, or $0.50 per share, compared to $56.3 million, or $0.54 per share for the first quarter 2011. Results for the first quarter 2012 were impacted by higher retirement benefit expense of $7.3 million, net of tax, or $0.06 per share, compared to the same period of 2011. In addition, first quarter 2012 earnings per share reflects a 7.45 million increase in average diluted shares outstanding, compared to the first quarter 2011, primarily as a result of the shares issued in association with the acquisition of Ladish in May 2011. Results for the first quarter 2011 included a charge of $3.1 million, net of tax, related to the accelerated recognition of equity-based compensation expense due to executive retirements. Excluding this charge, first quarter 2011 net income was $59.4 million, or $0.57 per share.

At March 31, 2012, we had cash on hand of $250.3 million, a decrease of $130.3 million from year-end 2011. Cash flow used in operations for the first quarter 2012 was $18.2 million. During the first quarter 2012, we invested $155.0 million in managed working capital due to increased business activity and invested $69.9 million in capital expenditures primarily related to the Flat-Rolled Products segment’s Hot-Rolling and Processing Facility. Net debt to total capitalization was 33.4% and total debt to total capitalization was 37.5% at March 31, 2012. At December 31, 2011, net debt to total capitalization was 31.3% and total debt to total capitalization was 37.9%.

We remain focused on long-term value creation for our stockholders while delivering superior value for our customers. Our industry-leading specialty metals technologies, diversified alloy systems and product forms, global and diversified market focus, unsurpassed manufacturing capabilities, and integrated capabilities from alloy development to raw materials (titanium sponge) to melting and hot-working, to finished value-added components and parts are unique in the world. This strategy has ATI well-positioned to achieve significant revenue and earnings growth over the next three to five years. We expect strong secular growth in our key global markets of aerospace, oil and gas/chemical process industry, electrical energy, and medical. We have identified and targeted nearly $2 billion in potential new annual revenue growth within the next five years from our new manufacturing capabilities and innovative new products.

As we focus on 2012, in our High Performance Metals segment, we expect to benefit from strong growth in demand from our key global markets, a full year of results and increasing synergies from ATI Ladish, a lower cost structure at our Rowley titanium sponge facility, which has now completed the standard-grade qualification (SQ) process, additional premium-titanium melt capacity from our new PAM 4 furnace, and the growth in demand for new products. In our Flat-Rolled Products segment, we expect to benefit from the growth in demand for our high-value products. We now expect the benefits from several upcoming large projects in the oil and gas/chemical process industry market, including desalination, to begin in the third quarter 2012, a delay of about one quarter. We are cautiously optimistic of sustained demand growth for standard stainless products. In our Engineered Products segment, we see continued growth in demand for our tungsten-based products and our industrial forgings and castings.

While uncertainties remain about the euro-zone debt crisis, and the pace of GDP growth in the U.S. and China, ATI’s diversification and focus on high-value global markets with strong secular growth results in our continued expectation of revenue growth of at least 10% in 2012, compared to 2011, and segment operating profit in the range of 13% to 14% of sales.

Business Segment Results

We operate in three business segments: High Performance Metals, Flat-Rolled Products, and Engineered Products. These segments represented the following percentages of our total revenues and segment operating profit for the first three months of 2012 and 2011:

	2012		2011
	Revenue	Operating Profit	Revenue	Operating Profit
High Performance Metals	43%	64%	33%	53%

Flat-Rolled Products	47%	29%	58%	39%

Engineered Products	10%	7%	9%	8%

High Performance Metals Segment

First quarter 2012 sales increased 46% to $581.3 million compared to the first quarter 2011, primarily as a result of the acquisition of Ladish in May 2011 and improving demand from commercial aerospace and oil and gas markets. Mill product shipments increased 22% for nickel-based and specialty alloys, and 4% for titanium and titanium alloys. On a pro forma comparison basis, sales of forged and cast components from ATI Ladish increased 26% compared to the first quarter 2011. Exotic alloys shipments decreased 14% in the first quarter 2012 compared to the prior year’s first quarter primarily due to lower demand from the nuclear electrical energy and the chemical process industry markets. Average mill products selling prices increased 3% for titanium and titanium alloys primarily due to a favorable product mix and improving base prices compared to the first quarter 2011. Average mill products selling prices increased 2% for nickel-based and specialty alloys, as a favorable product mix was partially offset by lower raw material indices. Average selling prices for exotic alloys increased 14% primarily due to a favorable mix.

Comparative information for our High Performance Metals segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended March 31, 2012 and 2011 is as follows:

Market	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
Aerospace:
Jet Engines	$201.9	35%	$128.0	32%
Airframes	105.9	18%	68.5	17%
Government	53.2	9%	29.6	7%

Total Aerospace	361.0	62%	226.1	56%

Defense	21.2	4%	23.3	6%
Oil & Gas/Chemical Process Industry	54.4	9%	47.1	12%
Electrical Energy	36.9	6%	36.3	9%
Medical	49.7	9%	44.6	11%
Construction/Mining	19.8	3%	0.3	0%
Other	38.3	7%	21.7	6%

Total	$581.3	100%	$399.4	100%

Segment operating profit in the first quarter 2012 increased to $104.1 million, or 17.9% of sales, compared to $85.6 million, or 21.4% of sales, for the first quarter 2011. The increase in operating profit primarily resulted from the acquisition of Ladish, higher shipment volumes and base prices for most products, and the benefits of gross cost reductions. First quarter 2012 operating profit margins were negatively impacted by approximately $6 million in higher raw material costs, primarily nickel, which did not align with raw material surcharges due to the length of the production cycle and the rapid decline of nickel prices in the second half of 2011.

Our Rowley, UT titanium sponge production facility achieved a significant milestone in March 2012 with the completion of the standard-grade (SQ) qualification process. Titanium sponge produced at the Rowley facility can now be applied to many products used for aerospace airframe, medical and industrial applications. Production volumes are increasing and costs are decreasing. Segment operating profit in the first quarter 2012 included $5.8 million of start-up and idle facility costs, primarily for the titanium sponge operations, compared to $10.2 million in the first quarter 2011. Idle facility costs in both periods relate mostly to our Albany, OR titanium sponge facility, which is positioned to be back in production when warranted by market conditions. There was no change in our LIFO inventory valuation reserve in the first quarter 2012. The first quarter 2011 segment operating profit included a LIFO inventory valuation reserve charge of $4.2 million. Results benefited from $13.9 million in gross cost reductions in the first quarter 2012.

Certain comparative information on the segment’s mill products for the three months ended March 31, 2012 and 2011 is provided in the following table. Mill products volume and average price information includes shipments to ATI Ladish for all periods presented.

	Three Months Ended March 31,		% Change
	2012	2011
Mill Products Volume (000’s pounds):
Titanium	7,027	6,753	4%
Nickel-based and specialty alloys	14,410	11,824	22%
Exotic alloys	929	1,079	(14%)
Mill Products Average Prices (per pound):
Titanium	$21.93	$21.25	3%
Nickel-based and specialty alloys	$15.18	$14.86	2%
Exotic alloys	$70.02	$61.18	14%

Flat-Rolled Products Segment

First quarter 2012 sales decreased 10% compared to the first quarter 2011, to $636.0 million, primarily due to lower raw material surcharges and lower volumes. Shipments of high-value products were essentially flat, and shipments of standard stainless products (sheet and plate) decreased 8%. Demand remained strong for high-value products from the aerospace and oil and gas markets, which included several large oil and gas projects. Demand for grain-oriented electrical steel continued to be impacted by the weak housing construction market. First quarter 2012 Flat-Rolled Products segment titanium shipments, including Uniti joint venture conversion, were 3.0 million pounds, a 16% decrease compared to the first quarter 2011 and a 23% decrease compared to the fourth quarter 2011, due primarily to timing delays in expected projects for desalination and oil and gas applications. Average transaction prices for all products, which include surcharges, were 6% lower due to lower raw material surcharges and lower base prices for standard stainless products.

Comparative information for our Flat-Rolled Products revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended March 31, 2012 and 2011 is as follows:

Market	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
Oil & Gas/Chemical Process Industry	$185.3	29%	$200.0	28%
Electrical Energy	102.0	16%	151.2	21%
Automotive	96.2	15%	102.7	14%
Construction/Mining	63.5	10%	56.1	8%
Food Equipment & Appliances	54.6	8%	62.5	9%
Aerospace & Defense	42.3	7%	45.5	6%
Electronics/Computers/Communication	41.8	7%	34.9	5%
Transportation	23.2	4%	24.7	4%
Medical	5.4	1%	21.5	3%
Other	21.7	3%	11.5	2%

Total	$636.0	100%	$710.6	100%

Segment operating profit for the first quarter 2012 was $46.8 million, or 7.4% of sales, compared to $63.4 million, or 8.9% of sales, for the first quarter 2011 primarily due to lower shipment volumes and lower base prices for standard stainless products. There was no change in our LIFO inventory valuation reserve in the first quarter 2012. The first quarter 2011 included a LIFO inventory valuation reserve benefit of $2.5 million. Segment results for the first quarter 2012 benefited from $12.3 million in gross cost reductions.

Comparative information on the segment’s products for the three months ended March 31, 2012 and 2011 is provided in the following table:

	Three Months Ended March 31,		% Change
	2012	2011
Volume (000’s pounds):
High value	120,504	122,027	(1)%
Standard	157,320	170,328	(8)%

Total	277,824	292,355	(5)%
Average prices (per lb.):
High value	$3.21	$3.19	1%
Standard	$1.56	$1.87	(17)%
Combined Average	$2.28	$2.42	(6)%

Engineered Products Segment

Sales for the first quarter 2012 were $135.2 million, an increase of 15% compared to the same first quarter 2011. Demand was strong from the construction and mining, cutting tools, aerospace, transportation and oil and gas markets.

Comparative information for our Engineered Products revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended March 31, 2012 and 2011 is as follows:

Market	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
Oil & Gas/Chemical Process Industry	$37.7	28%	$34.5	29%
Machine & Cutting Tools	23.2	17%	17.2	15%
Transportation	22.9	17%	19.6	17%
Construction/Mining	20.1	15%	14.8	13%
Aerospace & Defense	11.9	9%	8.6	7%
Electrical Energy	7.9	6%	10.1	9%
Automotive	7.4	5%	7.5	6%
Medical	2.7	2%	2.5	2%
Other	1.3	1%	2.6	2%

Total	$135.1	100%	$117.4	100%

Segment operating profit for the first quarter 2012 was $12.3 million, compared to $13.4 million in the first quarter 2011. Segment operating profit for the first quarter 2012 was negatively impacted by $1.5 million in start-up costs associated with our new ATI Fabricated Components business. There was no change in our LIFO inventory valuation reserve in the first quarter 2012. Results for the first quarter 2011 included a LIFO inventory valuation reserve charge of $2.2 million. Results benefited from $2.6 million in gross cost reductions in the first quarter 2012.

Corporate Items

Corporate expenses for the first quarter 2012 were $21.7 million, compared to $25.8 million in the first quarter 2011. The decrease in corporate expenses was primarily related to the prior year’s accelerated recognition of equity-based compensation expense due to executive retirements.

Interest expense, net of interest income, in the first quarter 2012 was $19.9 million, compared to interest expense of $23.0 million in the first quarter 2011. The decrease in interest expense was primarily due to lower debt levels and increased capitalized interest on major strategic projects. Interest expense benefited from the capitalization of interest costs on strategic capital projects of $4.5 million in the first quarter 2012 and by $2.6 million in the first quarter 2011.

Other expenses, which include charges incurred in connection with closed operations, and other non-operating income or expense, for the first quarter 2012 was $6.9 million, compared to $0.5 million for the first quarter 2011. The increase over the prior year quarter was primarily related to an increase of $3.2 million in environmental and legal expenses associated with closed operations, and $1.9 million in franchise taxes, insurance and unfavorable foreign currency exchange losses. These items are presented primarily in selling and administrative expenses, and in other income (expense) in the consolidated statement of operations.

Retirement benefit expense, which includes pension expense and other postretirement expense, increased to $30.6 million in the first quarter 2012, compared to $19.3 million in the first quarter 2011. This increase was primarily due to the utilization of a lower discount rate to value retirement benefit obligations and lower than expected returns on plan assets, and represented additional expense of $7.3 million, net of tax, or $0.06 per share, compared to the first quarter 2011. For the first quarter 2012, retirement benefit expense of $22.0 million was included in cost of sales and $8.6 million was included in selling and administrative expenses. For the first quarter 2011, the amount of retirement benefit expense included in cost of sales was $13.8 million, and the amount included in selling and administrative expenses was $5.5 million.

Income Taxes

The first quarter 2012 provision for income taxes was $25.8 million, or 30.7% of income before tax, compared to the 2011 provision for income taxes of $35.1 million, or 37.4% of income before tax. The first quarter 2012 included discrete tax benefits of $3.7 million primarily related to state income taxes. Excluding these items, the effective tax rate was 35.0%. The first quarter 2011 included discrete tax charges of $2.7 million primarily related to foreign income taxes. Excluding these items, the effective tax rate was 34.5%.

Financial Condition and Liquidity

We believe that internally generated funds, current cash on hand, and available borrowings under existing credit lines will be adequate to meet foreseeable liquidity needs, including a substantial expansion of our production capabilities over the next few years and scheduled debt maturities. We did not borrow funds under our domestic senior unsecured credit facility during the first three months of 2012. However, as of March 31, 2012, approximately $7 million of this facility was utilized to support letters of credit.

If we needed to obtain additional financing using the credit markets, the cost and the terms and conditions of such borrowings may be influenced by our credit rating. Changes in our credit rating do not impact our access to, or the cost of, our existing credit facilities.

We have no off-balance sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.

Cash Flow and Working Capital

For the three months ended March 31, 2012, cash flow used in operations for 2012 was $18.2 million, resulting from an investment of $155.0 million in managed working capital, primarily due to increased business activity. Cash used in investing activities was $69.0 million in the first quarter 2012 and consisted primarily of capital expenditures. Cash used in financing activities was $43.1 million in the first quarter 2012 and included dividend payments of $19.1 million and $22.7 million of tax payments on share-based compensation associated with performance-based plans. At March 31, 2012, cash and cash equivalents on hand totaled $250.3 million, a decrease of $130.3 million from year end 2011. As of March 31, 2012, $115.3 million of cash and cash equivalents were held by our foreign subsidiaries.

As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable and gross inventories, less accounts payable. In measuring performance in controlling this managed working capital, we exclude the effects of LIFO inventory valuation reserves, excess and obsolete inventory reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. At March 31, 2012, managed working capital decreased to 35.0% of annualized sales, compared to 37.8% of annualized sales at December 31, 2011. During the first three months of 2012, managed working capital increased by $155.0 million, to $2.0 billion. The growth in managed working capital from December 31, 2011 resulted from increased accounts receivable of $43.6 million and increased inventory of $125.4 million, partially offset by increased accounts payable of $14.0 million. While accounts receivable balances increased in the first quarter 2012, days sales outstanding, which measures actual collection timing for accounts receivable, improved by 7% compared to year end 2011. Gross inventory turns, which exclude the effect of LIFO inventory valuation reserves, remained unchanged at March 31, 2012 compared to year end 2011.

The Components of managed working capital were as follows:

(in millions)	March 31, 2012	December 31, 2011
Accounts receivable	$753.1	$709.1
Inventory	1,511.4	1,384.3
Accounts payable	(505.8)	(490.7)

Subtotal	1,758.7	1,602.7
Allowance for doubtful accounts	5.3	5.9
LIFO reserve	153.7	153.7
Corporate and other	60.5	60.9

Managed working capital	1,978.2	1,823.2

Annualized prior 2 months sales	$5,654.3	$4,820.6

Managed working capital as a % of annualized sales	35.0%	37.8%
Change in managed working capital from December 31, 2011	$155.0

Capital Expenditures

We have significantly expanded, and continue to expand, our manufacturing capabilities to meet expected intermediate and long-term demand from the aerospace (engine and airframe) and defense, chemical process industry, oil and gas, electrical energy, and medical markets, especially for titanium and titanium-based alloys, nickel-based alloys and superalloys, specialty alloys, and exotic alloys. We expect capital expenditures for 2012 will be approximately $485 million, all of which we expect to fund from operating cash flow and available cash on hand. Capital expenditures were $69.9 million for the first quarter 2012.

Our self-funded, on-going strategic capital investments include the new advanced specialty metals Hot-Rolling and Processing Facility at our existing Flat-Rolled Products segment Brackenridge, PA site for approximately $1.1 billion. The facility construction is progressing on schedule and on budget, with construction expected to be completed by the end of 2013 and commissioning occurring during the first half of 2014. The new advanced hot-rolling and processing facility is designed to be the most powerful mill in the world for production of specialty metals. It is designed to produce exceptional quality, thinner, and wider hot-rolled coils at reduced cost with shorter lead times, and require lower working capital requirements. When completed, we believe ATI’s new hot-rolling and processing facility will provide unsurpassed manufacturing capability and versatility in the production of a wide range of flat-rolled specialty metals. We expect improved productivity, lower costs, and higher quality for our diversified product mix of flat-rolled specialty metals, including nickel-based and specialty alloys, titanium and titanium alloys, zirconium alloys, Precision Rolled Strip® products, and stainless sheet and coiled plate products. It is designed to roll and process exceptional quality hot bands of up to 78.62 inches, or 2 meters, wide.

Debt

At March 31, 2012, we had $1,509.9 million in total outstanding debt, compared to $1,509.3 million at December 31, 2011.

In managing our overall capital structure, some of the measures on which we focus are net debt to total capitalization, which is the percentage of our debt, net of cash that may be available to reduce borrowings, to our total invested and borrowed capital, and total debt to total capitalization, which excludes cash balances. Net debt as a percentage of total capitalization was 33.4% at March 31, 2012, compared to 31.3% at December 31, 2011. The net debt to total capitalization was determined as follows:

($ in millions)	March 31, 2012	December 31, 2011
Total debt	$1,509.9	$1,509.3
Less: Cash	(250.3)	(380.6)

Net debt	$1,259.6	$1,128.7

Net debt	$1,259.6	$1,128.7
Total ATI stockholders’ equity	2,515.0	2,475.3

Net ATI total capital	$3,774.6	$3,604.0
Net debt to ATI total capital	33.4%	31.3%

Total debt to total capitalization increased to 37.5% at March 31, 2012 from 37.9% December 31, 2011.

Total debt to total capitalization was determined as follows:

($ in millions)	March 31, 2012	December 31, 2011
Total debt	$1,509.9	$1,509.3
Total ATI stockholders’ equity	2,515.0	2,475.3

Total ATI capital	$4,024.9	$3,984.6
Total debt to total ATI capital	37.5%	37.9%

On April 4, 2012, we amended our $400 million senior unsecured domestic credit facility to reduce costs under this facility, and to extend the expiration date of the facility to April 4, 2017. We did not borrow funds under this credit facility during the first three months of 2012, although approximately $7 million has been utilized to support the issuance of letters of credit. The unsecured facility requires us to maintain a leverage ratio (consolidated total indebtedness net of cash on hand in excess of $50 million, divided by consolidated earnings before interest, taxes, depreciation and amortization, and non-cash pension expense) of not greater than 3.25, and maintain an interest coverage ratio (consolidated earnings before interest, taxes, and non-cash pension expense divided by interest expense) of not less than 2.0. For the twelve months ended March 31, 2012, our leverage ratio was 1.99 and our interest coverage ratio was 5.41.

We have an additional, separate credit facility for the issuance of letters of credit. As of March 31, 2012, $31 million in letters of credit was outstanding under this facility.

In addition, STAL, the Company’s Chinese joint venture company in which ATI has a 60% interest, has a 205 million renminbi (approximately $33 million at March 31, 2012 exchange rates) revolving credit facility with a group of banks which expires in August 2014. This credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners. As of March 31, 2012, there were no borrowings under this credit facility.

Retirement Benefits

At December 31, 2011, the measurement date for ERISA funding, our U.S. qualified pension defined benefit pension plan (U.S. Plan) was approximately 84% funded. Based upon current regulations and actuarial studies, we are not required to make a cash contribution to the U.S. Plan for 2012. However, we may elect, depending upon investment performance of the pension plan assets and other factors, to make voluntary cash contributions to this plan in the future.

Dividends

A regular quarterly dividend of $0.18 per share of common stock was paid on March 28, 2012 to stockholders of record at the close of business on March 14, 2012. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate.

Critical Accounting Policies

Inventory

At March 31, 2012, we had net inventory of $1,511.4 million. Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO) and average cost methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. The prices for many of the raw materials we use have been extremely volatile during the past four years. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a rise in raw material costs has a negative effect on our operating results, while, conversely, a fall in material costs results in a benefit to operating results. For example, in 2011, the effect of falling raw material costs on our LIFO inventory valuation method resulted in cost of sales which were $9.3 million lower than would have been recognized had we utilized the FIFO methodology to value our inventory. Conversely, in 2010, the effect of rising raw material costs on our LIFO inventory valuation reserve methodology resulted in cost of sales which were $60.2 million higher than would have been recognized had we used the FIFO methodology to value our inventory. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold.

Since the LIFO inventory valuation methodology is designed for annual determination, interim estimates of the annual LIFO valuation are required. We recognize the effects of the LIFO inventory valuation method on an interim basis by projecting the expected annual LIFO cost and allocating that projection to the interim quarters equally. These projections of annual LIFO inventory valuation reserve changes are updated quarterly and are evaluated based upon material, labor and overhead costs and projections for such costs at the end of the year plus projections regarding year-end inventory levels. There was no change in our LIFO inventory valuation reserve in the first quarter 2012.

The LIFO inventory valuation methodology is not utilized by many of the companies with which we compete, including foreign competitors. As such, our results of operations may not be comparable to those of our competitors during periods of volatile material costs due, in part, to the differences between the LIFO inventory valuation method and other acceptable inventory valuation methods.

We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting reserve, if any, is recognized as an expense in the period that the need for the reserve is identified. At March 31, 2012, no significant reserves were required. It is our general policy to write-down to scrap value any inventory that is identified as obsolete and any inventory that has aged or has not moved in more than twelve months. In some instances this criterion is up to twenty-four months due to the longer manufacturing and distribution process for such products.

Other Critical Accounting Policies

A summary of other significant accounting policies is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

New Accounting Pronouncement Adopted

In June 2011, the Financial Accounting Standards Board (FASB) issued amendments to financial accounting standards related to the presentation of comprehensive income which requires entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, these amendments require an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB deferred the requirement for presenting the reclassification adjustments from comprehensive income to net income by component within the face of the financial statements. Finally, no changes were made to the calculation and presentation of earnings per share. These amendments, with retrospective application, are effective for interim and annual periods in fiscal year 2012. A separate consolidated statement of comprehensive income is included in these consolidated financial statements. Other than the change in presentation, these changes did not have an impact on the consolidated financial statements.

Forward-Looking and Other Statements

From time to time, we have made and may continue to make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements in this report relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results, performance or achievements to materially differ from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: (a) material adverse changes in economic or industry conditions generally, including global supply and demand conditions and prices for our specialty metals; (b) material adverse changes in the markets we serve, including the aerospace and defense, electrical energy, chemical process industry, oil and gas, medical, automotive, construction and mining, and other markets; (c) our inability to achieve the level of cost savings, productivity improvements, synergies, growth or other benefits anticipated by management, from strategic investments and the integration of acquired businesses, whether due to significant increases in energy, raw materials or employee benefits costs, the possibility of project cost overruns or unanticipated costs and expenses, or other factors; (d) volatility of prices and availability of supply of the raw materials that are critical to the manufacture of our products; (e) declines in the value of our defined benefit pension plan assets or unfavorable changes in laws or regulations that govern pension plan funding; (f) significant legal proceedings or investigations adverse to us; and (g) other risk factors summarized in our Annual Report on Form 10-K for the year ended December 31, 2011, and in other reports filed with the Securities and Exchange Commission. We assume no duty to update our forward-looking statements

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk. We attempt to maintain a reasonable balance between fixed- and floating-rate debt to keep financing costs as low as possible. At March 31, 2012, we had approximately $26 million of floating rate debt outstanding with a weighted average interest rate of approximately 1.5%. Since the interest rate on floating rate debt changes with the short-term market rate of interest, we are exposed to the risk that these interest rates may increase, raising our interest expense in situations where the interest rate is not capped. For example, a hypothetical 1% increase in the rate of interest on the $26 million of our outstanding floating rate debt not subjected to a cap would result in increased annual financing costs of approximately $0.3 million.

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

At March 31, 2012, the outstanding financial derivatives used to hedge our exposure to energy cost volatility included both natural gas and electricity hedges. For natural gas, approximately 70% of our forecasted domestic requirements are hedged for 2012, approximately 50% for 2013, and about 30% for 2014. The net mark-to-market valuation of these outstanding natural gas hedges at March 31, 2012 was an unrealized pre-tax loss of $16.4 million, comprised of $12.1 million in accrued liabilities, $4.4 million in other long-term liabilities, and $0.1 million of other assets on the balance sheet. For the three months ended March 31, 2012, the effects of natural gas hedging activity increased cost of sales by $4.3 million. For electricity usage in our Western Pennsylvania operations, we have hedged approximately 30% of our on-peak and off-peak forecasted requirements for 2012 and approximately 10% for 2014. The net mark-to-market valuation of the electricity hedges was an unrealized pre-tax loss of $2.5 million, comprised of $2.2 million in accrued liabilities, and $0.3 million in other long-term liabilities on the balance sheet. The effects of the hedging activity are recognized in income over the designated hedge periods.

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

The majority of our products are sold utilizing raw material surcharges and index mechanisms. However as of March 31, 2012, we had entered into financial hedging arrangements primarily at the request of our customers related to firm orders for approximately 9% of our total annual nickel requirements. These nickel hedges extend to 2016. Any gain or loss associated with these hedging arrangements is included in cost of sales. At March 31, 2012, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax loss of $2.5 million, comprised of $0.2 million included in prepaid expenses and other current assets, $0.4 million in other long-term assets, $2.8 million in accrued liabilities and $0.3 million in long-term other liabilities on the balance sheet.

Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies expected to be received from our export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk. We may also enter into foreign currency forward contracts that are not designated as hedges, which are denominated in the same foreign currency in which export sales are denominated. At March 31, 2012, the outstanding financial derivatives, including both hedges and undesignated derivatives, that are used to manage our exposure to foreign currency, primarily euros, represented approximately 10% of our forecasted total international sales through 2014. In addition, we may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At March 31, 2012, the net mark-to-market valuation of the outstanding foreign currency forward contracts was a net asset of $7.8 million, of which $5.5 million is included in prepaid expenses and other current assets, $2.5 million was included other long-term assets, and $0.2 million in accrued liabilities on the balance sheet.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2012, and they concluded that these disclosure controls and procedures are effective.

(b)	Changes in Internal Controls

There was no change in our internal control over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2012, conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

A number of lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, commercial, government contract work, employment, employee and retiree benefits, taxes, environmental, health and safety, occupational disease, and stockholder matters. Certain of such lawsuits, claims and proceedings are described in our Annual Report on Form 10-K for the year ended December 31, 2011, and addressed in Note 12 to the unaudited interim financial statements included herein. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the Company’s stock repurchases during the period covered by this report, comprising shares repurchased by ATI from employees to satisfy employee-owed taxes on share-based compensation.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2012	497,695	$46.90	—	$—
February 1-29, 2012	—	—	—	—
March 1-31, 2012	—	—	—	—

Total	497,695	$46.90	—	$—

Item 6.	Exhibits

(a)	Exhibits

4.1	Fourth Amendment to Note Purchase Agreement, dated as of March 16, 2012, by and between ATI Ladish LLC (as successor by merger to Ladish Co., Inc.) and the purchasers listed therein (filed herewith).

10.1	Fifth Amendment to Credit Agreement, dated April 4, 2012, by and among ATI Funding Corporation, TDY Holdings, LLC, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as Administrative Agent for the lenders (filed herewith).

10.2	2012 Annual Incentive Plan (filed herewith).

10.3	Form of Performance/Restricted Stock Agreement dated February 22, 2012 (filed herewith).

10.4	Form of Total Shareholder Return Incentive Compensation Program Award Agreement effective as of January 1, 2012 (filed herewith).

10.5	Form of Key Executive Performance Plan Agreement dated February 22, 2012, including Key Executive Performance Plan as amended February 22, 2012 (filed herewith).

10.6	Form of Clawback Agreement regarding incentive payments under the Annual Incentive Plan dated March 15, 2012 (filed herewith).

10.7	Form of Clawback Agreement regarding incentive payments under the long-term incentive plans dated March 15, 2012 (filed herewith).

12.1	Computation of the Ratio of Earnings to Fixed Charges (filed herewith).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHENY TECHNOLOGIES INCORPORATED

(Registrant)

Date: May 4, 2012	By	/s/ Dale G. Reid
Dale G. Reid
Executive Vice President, Finance and
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: May 4, 2012	By	/s/ Karl D. Schwartz
Karl D. Schwartz
Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

4.1	Fourth Amendment to Note Purchase Agreement, dated as of March 16, 2012, by and between ATI Ladish LLC (as successor by merger to Ladish Co., Inc.) and the purchasers listed therein (filed herewith).

10.1	Fifth Amendment to Credit Agreement, dated April 4, 2012, by and among ATI Funding Corporation, TDY Holdings, LLC, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as Administrative Agent for the lenders (filed herewith).

10.2	2012 Annual Incentive Plan (filed herewith).

10.3	Form of Performance/Restricted Stock Agreement dated February 22, 2012 (filed herewith).

10.4	Form of Total Shareholder Return Incentive Compensation Program Award Agreement effective as of January 1, 2012 (filed herewith).

10.5	Form of Key Executive Performance Plan Agreement dated February 22, 2012, including Key Executive Performance Plan as amended February 22, 2012 (filed herewith).

10.6	Form of Clawback Agreement regarding incentive payments under the Annual Incentive Plan dated March 15, 2012 (filed herewith).

10.7	Form of Clawback Agreement regarding incentive payments under the long-term incentive plans dated March 15, 2012 (filed herewith).

12.1	Computation of the Ratio of Earnings to Fixed Charges (filed herewith).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document