Form 10-Q
period 2012-06-30
ALLEGHENY TECHNOLOGIES INC
filed 2012-08-03
CIK 1018963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At July 25, 2012, the registrant had outstanding 107,174,134 shares of its Common Stock.

ALLEGHENY TECHNOLOGIES INCORPORATED

SEC FORM 10-Q

Quarter Ended June 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Allegheny Technologies Incorporated and Subsidiaries

Consolidated Balance Sheets

(In millions, except share and per share amounts)

(Current period unaudited)

	June 30,	December 31,
	2012	2011
ASSETS

Current Assets:
Cash and cash equivalents	$210.3	$380.6
Accounts receivable, net of allowances for doubtful accounts of $5.6 and $5.9 as of June 30, 2012 and December 31, 2011	744.3	709.1
Inventories, net	1,512.5	1,384.3
Prepaid expenses and other current assets	60.4	95.5

Total Current Assets	2,527.5	2,569.5

Property, plant and equipment, net	2,444.0	2,368.8
Cost in excess of net assets acquired	737.7	737.7
Other assets	370.8	370.9

Total Assets	$6,080.0	$6,046.9

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$451.7	$490.7
Accrued liabilities	327.9	320.3
Deferred income taxes	16.6	23.5
Short term debt and current portion of long-term debt	27.3	27.3

Total Current Liabilities	823.5	861.8

Long-term debt	1,474.1	1,482.0
Accrued postretirement benefits	473.3	488.1
Pension liabilities	496.1	508.9
Deferred income taxes	20.0	9.8
Other long-term liabilities	117.5	124.7

Total Liabilities	3,404.5	3,475.3

Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized-50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-109,695,171 shares at June 30, 2012 and December 31, 2011; outstanding- 107,163,790 shares at June 30, 2012 and 106,354,612 shares at December 31, 2011	11.0	11.0
Additional paid-in capital	1,169.7	1,207.1
Retained earnings	2,429.8	2,361.5
Treasury stock: 2,531,381 shares at June 30, 2012 and 3,340,559 shares at December 31, 2011	(122.6)	(162.7)
Accumulated other comprehensive loss, net of tax	(912.4)	(941.6)

Total ATI stockholders’ equity	2,575.5	2,475.3
Noncontrolling interests	100.0	96.3

Total Equity	2,675.5	2,571.6

Total Liabilities and Equity	$6,080.0	$6,046.9

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries

Consolidated Statements of Income

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Sales	$1,357.4	$1,351.6	$2,709.9	$2,579.0
Costs and expenses:
Cost of sales	1,158.5	1,128.6	2,304.0	2,150.6
Selling and administrative expenses	90.7	99.3	194.1	188.0

Income before interest, other income and income taxes	108.2	123.7	211.8	240.4
Interest expense, net	(18.6)	(23.7)	(38.5)	(46.7)
Other income, net	0.1	0.3	0.5	0.4

Income before income tax provision	89.7	100.3	173.8	194.1
Income tax provision	31.0	34.3	56.8	69.4

Net income	58.7	66.0	117.0	124.7

Less: Net income attributable to noncontrolling interests	2.3	2.0	4.4	4.4

Net income attributable to ATI	$56.4	$64.0	$112.6	$120.3

Basic net income attributable to ATI per common share	$0.53	$0.63	$1.06	$1.20

Diluted net income attributable to ATI per common share	$0.50	$0.59	$1.00	$1.13

Dividends declared per common share	$0.18	$0.18	$0.36	$0.36

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries

Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

			Noncontrolling
	ATI		Interests		Total
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011
Net Income	$56.4	$64.0	$2.3	$2.0	$58.7	$66.0

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(13.4)	1.3	(1.2)	1.6	(14.6)	2.9
Pension plans and other postretirement benefits	16.6	11.4	—	—	16.6	11.4
Change in unrealized gains on available-for-sale securities	—	—	—	—	—	—
Unrecognized gains (losses) on derivatives	10.1	(3.3)	—	—	10.1	(3.3)

Other comprehensive income (loss), net of tax	13.3	9.4	(1.2)	1.6	12.1	11.0

Comprehensive income	$69.7	$73.4	$1.1	$3.6	$70.8	$77.0

	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011
Net Income	$112.6	$120.3	$4.4	$4.4	$117.0	$124.7

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(4.6)	15.3	(0.6)	3.2	(5.2)	18.5
Pension plans and other postretirement benefits	33.3	22.8	—	—	33.3	22.8
Change in unrealized gains on available-for-sale securities	0.1	—	—	—	0.1	—
Unrecognized gains (losses) on derivatives	0.4	(12.6)	—	—	0.4	(12.6)

Other comprehensive income (loss), net of tax	29.2	25.5	(0.6)	3.2	28.6	28.7

Comprehensive income	$141.8	$145.8	$3.8	$7.6	$145.6	$153.4

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
Operating Activities:

Net income	$117.0	$124.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	96.2	80.6
Deferred taxes	(17.6)	(13.1)
Changes in operating asset and liabilities:
Inventories	(128.3)	(307.8)
Accounts receivable	(35.1)	(177.7)
Accounts payable	(39.0)	62.5
Retirement benefits	26.8	6.5
Accrued income taxes	12.2	74.5
Accrued liabilities and other	27.6	77.8

Cash provided by (used in) operating activities	59.8	(72.0)

Investing Activities:
Purchases of property, plant and equipment	(165.7)	(97.7)
Purchases of businesses and investments in ventures, net of cash acquired	—	(349.2)
Asset disposals and other	0.9	2.6

Cash used in investing activities	(164.8)	(444.3)

Financing Activities:
Issuances of long-term debt	—	500.0
Payments on long-term debt and capital leases	(5.8)	(11.0)
Net borrowings under credit facilities	0.3	2.3
Debt issuance costs	—	(5.0)
Dividends paid to shareholders	(38.2)	(36.7)
Purchase of subsidiary shares from noncontrolling interest	(0.1)	(0.2)
Taxes on share-based compensation	1.0	2.6
Exercises of stock options and other	0.8	1.1
Shares repurchased for income tax withholding on share-based compensation	(23.3)	(1.3)

Cash provided by (used in) financing activities	(65.3)	451.8

Decrease in cash and cash equivalents	(170.3)	(64.5)
Cash and cash equivalents at beginning of period	380.6	432.3

Cash and cash equivalents at end of period	$210.3	$367.8

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries

Statements of Changes in Consolidated Equity

(In millions, except per share amounts)

(Unaudited)

	ATI Stockholders
					Accumulated
		Additional			Other	Non-
	Common	Paid-In	Retained	Treasury	Comprehensive	controlling	Total
	Stock	Capital	Earnings	Stock	Income (Loss)	Interests	Equity
Balance, December 31, 2010	$10.2	$658.9	$2,224.8	$(188.0)	$(665.1)	$88.6	$2,129.4
Net income	—	—	120.3	—	—	4.4	124.7
Other comprehensive income	—	—	—	—	25.5	3.2	28.7
Issuance of common stock	0.8	512.8	—	—	—	—	513.6
Cash dividends on common stock ($0.36 per share)	—	—	(36.7)	—	—	—	(36.7)
Noncontrolling interest acquired	—	—	—	—	—	0.6	0.6
Purchase of subsidiary shares from noncontrolling interest	—	0.1	—	—	—	(0.3)	(0.2)
Dividends declared to noncontrolling interest	—	—	—	—	—	(7.2)	(7.2)
Employee stock plans	—	4.4	(1.1)	23.8	—	—	27.1

Balance, June 30, 2011	$11.0	$1,176.2	$2,307.3	$(164.2)	$(639.6)	$89.3	$2,780.0

Balance, December 31, 2011	$11.0	$1,207.1	$2,361.5	$(162.7)	$(941.6)	$96.3	$2,571.6
Net income	—	—	112.6	—	—	4.4	117.0
Other comprehensive income	—	—	—	—	29.2	(0.6)	28.6
Cash dividends on common stock ($0.36 per share)	—	—	(38.2)	—	—	—	(38.2)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	(0.1)	(0.1)
Employee stock plans	—	(37.4)	(6.1)	40.1	—	—	(3.4)

Balance, June 30, 2012	$11.0	$1,169.7	$2,429.8	$(122.6)	$(912.4)	$100.0	$2,675.5

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

Note 2. Inventories

Inventories at June 30, 2012 and December 31, 2011 were as follows (in millions):

	June 30,	December 31,
	2012	2011
Raw materials and supplies	$274.7	$205.7
Work-in-process	1,174.0	1,150.0
Finished goods	226.6	199.9

Total inventories at current cost	1,675.3	1,555.6
Less allowances to reduce current cost values to LIFO basis	(146.6)	(153.7)
Progress payments	(16.2)	(17.6)

Total inventories, net	$1,512.5	$1,384.3

Inventories are stated at the lower of cost (last-in, first-out (“LIFO”), first-in, first-out (“FIFO”), and average cost methods) or market, less progress payments. Most of the Company’s inventory is valued utilizing the LIFO costing methodology. Inventory of the Company’s non-U.S. operations is valued using average cost or FIFO methods. The effect of using the LIFO methodology to value inventory, rather than FIFO, decreased cost of sales by $7.1 million for the first six months of 2012 compared to an increase of $9.1 million for the first six months of 2011.

Note 3. Property, Plant and Equipment

Property, plant and equipment at June 30, 2012 and December 31, 2011 was as follows (in millions):

	June 30,	December 31,
	2012	2011
Land	$34.0	$34.0
Buildings	830.4	757.0
Equipment and leasehold improvements	3,222.9	3,146.2

	4,087.3	3,937.2
Accumulated depreciation and amortization	(1,643.3)	(1,568.4)

Total property, plant and equipment, net	$2,444.0	$2,368.8

The construction in progress portion of property, plant and equipment at June 30, 2012 was $447.8 million.

Note 4. Debt

Debt at June 30, 2012 and December 31, 2011 was as follows (in millions):

	June 30,	December 31,
	2012	2011
Allegheny Technologies 5.95% Notes due 2021	$500.0	$500.0
Allegheny Technologies 4.25% Convertible Notes due 2014	402.5	402.5
Allegheny Technologies 9.375% Notes due 2019	350.0	350.0
Allegheny Ludlum 6.95% debentures due 2025	150.0	150.0
ATI Ladish Series B 6.14% Notes due 2016 (a)	25.4	31.8
ATI Ladish Series C 6.41% Notes due 2015 (b)	43.5	44.6
Domestic Bank Group $400 million unsecured credit facility	—	—
Foreign credit facilities	24.2	24.5
Industrial revenue bonds, due through 2020, and other	5.8	5.9

Total short-term and long-term debt	1,501.4	1,509.3
Short-term debt and current portion of long-term debt	27.3	27.3

Total long-term debt	$1,474.1	$1,482.0

(a)	Includes fair value adjustments of $2.5 million at June 30, 2012 and $3.2 million at December 31, 2011.
(b)	Includes fair value adjustments of $3.5 million at June 30, 2012 and $4.6 million at December 31, 2011.

The Company did not borrow funds under its $400 million senior unsecured domestic credit facility during the first six months of 2012, although approximately $7 million has been utilized to support the issuance of letters of credit. This credit facility requires the Company to maintain a leverage ratio (consolidated total indebtedness net of cash on hand in excess of $50 million, divided by consolidated earnings before interest, taxes, depreciation and amortization, and non-cash pension expense) of not greater than 3.25, and maintain an interest coverage ratio (consolidated earnings before interest, taxes, and non-cash pension expense divided by interest expense) of not less than 2.0. For the three months ended June 30, 2012, the leverage ratio was 2.05, and the interest coverage ratio was 5.58.

The Company has an additional separate credit facility for the issuance of letters of credit. As of June 30, 2012, $32 million in letters of credit were outstanding under this facility.

In addition, Shanghai STAL Precision Stainless Steel Company Limited (STAL), the Company’s Chinese joint venture company in which ATI has a 60% interest, has a 205 million renminbi (approximately $32 million at June 30, 2012 exchange rates) revolving credit facility with a group of banks, which expires in August 2014. This credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners. As of June 30, 2012, there were no borrowings under this credit facility.

The ATI Ladish Series B and Series C Notes are guaranteed by ATI and are equally ranked with all of ATI’s existing and future senior unsecured debt.

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

The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of June 30, 2012, the Company had entered into financial hedging arrangements primarily at the request of its customers, related to firm orders, representing approximately 13% of its annual nickel requirements. These nickel hedges extend to 2016.

At June 30, 2012, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility included natural gas cost hedges for approximately 75% of its annual forecasted domestic requirements for 2012, approximately 50% for 2013, and approximately 30% for 2014, and electricity hedges for Western Pennsylvania operations of approximately 30% of its forecasted on-peak and off-peak requirements for 2012 and approximately 10% for 2014.

While the majority of the Company’s direct export sales are transacted in U.S. dollars, foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk. The Company may also enter into foreign currency forward contracts that are not designated as hedges, which are denominated in the same foreign currency in which export sales are denominated. At June 30, 2012, the outstanding financial derivatives, including both hedges and undesignated derivatives, that are used to manage the Company’s exposure to foreign currency, primarily euros, represented approximately 10% of its forecasted total international sales through 2014. In addition, the Company may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions.

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

(in millions): Asset derivatives	Balance sheet location	June 30, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$11.6	$9.5
Nickel and other raw material contracts	Prepaid expenses and other current assets	—	0.7
Natural gas contracts	Prepaid expenses and other current assets	0.2	—
Foreign exchange contracts	Other assets	8.1	5.9
Nickel and other raw material contracts	Other assets	0.1	1.1
Natural gas contracts	Other assets	0.3	—

Total derivatives designated as hedging instruments:		20.3	17.2

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	4.1	3.5

Total derivatives not designated as hedging instruments:		4.1	3.5

Total asset derivatives		$24.4	$20.7

Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Natural gas contracts	Accrued liabilities	$8.1	$10.1
Nickel and other raw material contracts	Accrued liabilities	4.9	1.6
Foreign exchange contracts	Accrued liabilities	0.1	—
Electricity contracts	Accrued liabilities	1.6	2.0
Natural gas contracts	Other long-term liabilities	2.9	3.3
Electricity contracts	Other long-term liabilities	0.4	—
Nickel and other raw material contracts	Other long-term liabilities	1.5	0.1

Total liability derivatives		$19.5	$17.1

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

Activity with regard to derivatives designated as cash flow hedges for the three and six month periods ended June 30, 2012 and 2011 was as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (a)		Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
	Three months ended		Three months ended		Three months ended
Derivatives in Cash Flow Hedging Relationships	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011
Nickel and other raw material contracts	$(3.1)	$(3.2)	$(0.7)	$0.2	$—	$—
Natural gas contracts	1.2	(0.6)	(2.4)	(2.7)	—	—
Electricity contracts	(0.1)	0.1	(0.4)	—	—	—
Foreign exchange contracts	11.8	(3.7)	3.2	(1.6)	—	—

Total	$9.8	$(7.4)	$(0.3)	$(4.1)	$—	$—

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (a)		Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
	Six Months Ended		Six Months Ended		Six Months Ended
Derivatives in Cash Flow Hedging Relationships	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011
Nickel and other raw material contracts	$(4.7)	$(3.0)	$(0.8)	$2.0	$—	$—
Natural gas contracts	(3.3)	(1.4)	(5.0)	(6.2)	—	—
Electricity contracts	(1.1)	—	(1.1)	—	—	—
Foreign exchange contracts	7.7	(13.5)	5.1	(1.1)	—	—

Total	$(1.4)	$(17.9)	$(1.8)	$(5.3)	$—	$—

(a)	The gains (losses) reclassified from accumulated OCI into income related to the effective portion of the derivatives are presented in cost of sales.
(b)	The gains (losses) recognized in income on derivatives related to the ineffective portion and the amount excluded from effectiveness testing are presented in selling and administrative expenses.

Assuming market prices remain constant with those at June 30, 2012, a loss of $1.9 million is expected to be recognized over the next 12 months.

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

Derivatives that are not designated as hedging instruments were as follows:

In millions

	Amount of Gain (Loss) Recognized
	in Income on Derivatives
	Three Months Ended		Six Months Ended
Derivatives Not Designated as Hedging Instruments	June 30,		June 30,
	2012	2011	2012	2011
Foreign exchange contracts	$1.3	$(3.1)	$(0.1)	$(3.5)

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

Note 6. Fair Value of Financial Instruments

The estimated fair value of financial instruments at June 30, 2012 was as follows:

		Fair Value Measurements at Reporting Date Using
			Quoted Prices in	Significant
	Total	Total	Active Markets for	Observable
	Carrying	Estimated	Identical Assets	Inputs
(In millions)	Amount	Fair Value	(Level 1)	(Level 2)
Cash and cash equivalents	$210.3	$210.3	$210.3	$—
Derivative financial instruments:
Assets	24.4	24.4	—	24.4
Liabilities	19.5	19.5	—	19.5
Debt	1,501.4	1,745.3	1,646.4	98.9

The estimated fair value of financial instruments at December 31, 2011 was as follows:

		Fair Value Measurements at Reporting Date Using
			Quoted Prices in	Significant
	Total	Total	Active Markets for	Observable
	Carrying	Estimated	Identical Assets	Inputs
(In millions)	Amount	Fair Value	(Level 1)	(Level 2)
Cash and cash equivalents	$380.6	$380.6	$380.6	$—
Derivative financial instruments:
Assets	20.7	20.7	—	20.7
Liabilities	17.1	17.1	—	17.1
Debt	1,509.3	1,791.3	1,684.5	106.8

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

For the three month periods ended June 30, 2012 and 2011, the components of pension expense and components of other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Service cost - benefits earned during the year	$8.7	$7.6	$0.8	$0.7
Interest cost on benefits earned in prior years	33.1	33.8	6.5	7.1
Expected return on plan assets	(45.3)	(48.1)	(0.2)	(0.3)
Amortization of prior service cost (credit)	1.6	2.8	(4.6)	(4.6)
Amortization of net actuarial loss	26.3	17.9	3.7	2.5

Total retirement benefit expense	$24.4	$14.0	$6.2	$5.4

For the six month periods ended June 30, 2012 and 2011, the components of pension expense and components of other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Service cost - benefits earned during the year	$17.5	$14.9	$1.6	$1.4
Interest cost on benefits earned in prior years	66.2	65.8	13.0	13.9
Expected return on plan assets	(90.7)	(93.8)	(0.4)	(0.6)
Amortization of prior service cost (credit)	3.2	5.6	(9.1)	(9.2)
Amortization of net actuarial loss	52.6	35.7	7.3	5.0

Total retirement benefit expense	$48.8	$28.2	$12.4	$10.5

Note 8. Income Taxes

Second quarter 2012 results included a provision for income taxes of $31.0 million, or 34.6% of income before tax, compared to $34.3 million, or 34.2% of income before tax, for the comparable period.

For the first half of 2012, the provision for income taxes was $56.8 million or 32.7% of income before tax, compared to $69.4 million or 35.8% of income before tax, for the first half of 2011. The first six months of 2012 included a discrete tax benefit of $3.4 million primarily related to state income taxes. The first six months of 2011 included a discrete tax charge of $2.7 million primarily related to foreign income taxes.

Note 9. Business Segments

Following is certain financial information with respect to the Company’s business segments for the periods indicated (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Total sales:
High Performance Metals	$587.6	$524.6	$1,195.4	$957.7
Flat-Rolled Products	665.5	735.8	1,308.8	1,454.8
Engineered Products	143.2	137.9	287.0	267.1

	1,396.3	1,398.3	2,791.2	2,679.6

Intersegment sales:
High Performance Metals	21.4	27.4	47.9	61.1
Flat-Rolled Products	8.1	8.5	15.4	16.9
Engineered Products	9.4	10.8	18.0	22.6

	38.9	46.7	81.3	100.6

Sales to external customers:
High Performance Metals	566.2	497.2	1,147.5	896.6
Flat-Rolled Products	657.4	727.3	1,293.4	1,437.9
Engineered Products	133.8	127.1	269.0	244.5

	$1,357.4	$1,351.6	$2,709.9	$2,579.0

Operating profit:
High Performance Metals	$102.2	$92.9	$206.3	$178.5
Flat-Rolled Products	44.5	73.7	91.3	137.1
Engineered Products	13.2	6.8	25.5	20.2

Total operating profit	159.9	173.4	323.1	335.8

Corporate expenses	(15.8)	(25.8)	(37.5)	(51.6)
Interest expense, net	(18.6)	(23.7)	(38.5)	(46.7)
Closed company and other expenses	(5.2)	(4.2)	(12.1)	(4.7)
Retirement benefit expense	(30.6)	(19.4)	(61.2)	(38.7)

Income before income taxes	$89.7	$100.3	$173.8	$194.1

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

Corporate expenses for the three months ended June 30, 2012 were $15.8 million compared to $25.8 million for the three months ended June 30, 2011. The decrease in corporate expenses was primarily related to lower incentive compensation expenses associated with long-term performance plans, and Ladish transaction costs incurred in the prior year.

Closed company and other expenses primarily include charges incurred in connection with closed operations and other non-operating income or expense. These items are presented primarily in selling and administrative expenses and in other expense in the consolidated statement of operations. These items resulted in net charges of $5.2 million for the three months ended June 30, 2012 and $4.2 million for the three months ended June 30, 2011. The increase over the prior year quarter was primarily related to an increase in legal expenses associated with closed operations.

Note 10. Per Share Information

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts):	2012	2011	2012	2011
Numerator for basic net income per common share - Net income attributable to ATI	$56.4	$64.0	$112.6	$120.3
Effect of dilutive securities:
4.25% Convertible Notes due 2014	2.1	2.5	4.4	5.0

Numerator for diluted net income per common share - Net income available to ATI after assumed conversions	$58.5	$66.5	$117.0	$125.3

Denominator for basic net income per common share-weighted average shares	106.1	102.1	106.0	99.8
Effect of dilutive securities:
Share-based compensation	0.9	1.8	0.9	1.8
4.25% Convertible Notes due 2014	9.6	9.6	9.6	9.6

Denominator for diluted net income per common share – adjusted weighted average shares assuming conversions	116.6	113.5	116.5	111.2

Basic net income attributable to ATI per common share	$0.53	$0.63	$1.06	$1.20

Diluted net income attributable to ATI per common share	$0.50	$0.59	$1.00	$1.13

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

Allegheny Technologies Incorporated

Financial Information for Subsidiary and Guarantor Parent

Balance Sheets

June 30, 2012

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$4.5	$10.3	$195.5	$—	$210.3
Accounts receivable, net	0.1	257.6	486.6	—	744.3
Inventories, net	—	284.6	1,227.9	—	1,512.5
Prepaid expenses and other current assets	2.6	13.1	44.7	—	60.4

Total current assets	7.2	565.6	1,954.7	—	2,527.5
Property, plant and equipment, net	2.6	722.6	1,718.8	—	2,444.0
Cost in excess of net assets acquired	—	112.1	625.6	—	737.7
Investments in subsidiaries and other assets	5,497.1	210.0	762.9	(6,099.2)	370.8

Total assets	$5,506.9	$1,610.3	$5,062.0	$(6,099.2)	$6,080.0

Liabilities and stockholders’ equity:
Accounts payable	$5.7	$213.0	$233.0	$—	$451.7
Accrued liabilities	1,081.7	337.4	625.2	(1,716.4)	327.9
Deferred income taxes	16.6	—	—	—	16.6
Short-term debt and current portion of long-term debt	—	0.1	27.2	—	27.3

Total current liabilities	1,104.0	550.5	885.4	(1,716.4)	823.5
Long-term debt	1,252.5	350.6	71.0	(200.0)	1,474.1
Accrued postretirement benefits	—	204.3	269.0	—	473.3
Pension liabilities	430.1	5.4	60.6	—	496.1
Deferred income taxes	20.0	—	—	—	20.0
Other long-term liabilities	24.8	19.2	73.5	—	117.5

Total liabilities	2,831.4	1,130.0	1,359.5	(1,916.4)	3,404.5

Total stockholders’ equity	2,675.5	480.3	3,702.5	(4,182.8)	2,675.5

Total liabilities and stockholders’ equity	$5,506.9	$1,610.3	$5,062.0	$(6,099.2)	$6,080.0

Allegheny Technologies Incorporated

Financial Information for Subsidiary and Guarantor Parent

Statements of Income and Comprehensive Income

For the three months ended June 30, 2012

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$573.6	$783.8	$—	$1,357.4
Cost of sales	13.4	526.4	618.7	—	1,158.5
Selling and administrative expenses	34.9	11.9	43.9	—	90.7

Income (loss) before interest, other income and income taxes	(48.3)	35.3	121.2	—	108.2
Interest expense, net	(15.6)	(2.6)	(0.4)	—	(18.6)
Other income including equity in income of unconsolidated subsidiaries	153.6	(12.5)	15.0	(156.0)	0.1

Income before income tax provision	89.7	20.2	135.8	(156.0)	89.7
Income tax provision	31.0	8.3	48.3	(56.6)	31.0

Net income	58.7	11.9	87.5	(99.4)	58.7
Less: Net income attributable to noncontrolling interests	2.3	—	2.3	(2.3)	2.3

Net income attributable to ATI	$56.4	$11.9	$85.2	$(97.1)	$56.4

Comprehensive income attributable to ATI	$69.7	$11.6	$72.3	$(83.9)	$69.7

Allegheny Technologies Incorporated

Financial Information for Subsidiary and Guarantor Parent

Statements of Income and Comprehensive Income

For the six months ended June 30, 2012

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$1,130.6	$1,579.3	$—	$2,709.9
Cost of sales	26.7	1,034.9	1,242.4	—	2,304.0
Selling and administrative expenses	78.0	22.4	93.7	—	194.1

Income (loss) before interest, other income and income taxes	(104.7)	73.3	243.2	—	211.8
Interest expense, net	(32.6)	(5.2)	(0.7)	—	(38.5)
Other income including equity in income of unconsolidated subsidiaries	311.1	(10.9)	16.5	(316.2)	0.5

Income before income tax provision	173.8	57.2	259.0	(316.2)	173.8
Income tax provision	56.8	22.3	89.1	(111.4)	56.8

Net income	117.0	34.9	169.9	(204.8)	117.0
Less: Net income attributable to noncontrolling interests	4.4	—	4.4	(4.4)	4.4

Net income attributable to ATI	$112.6	$34.9	$165.5	$(200.4)	$112.6

Comprehensive income attributable to ATI	$141.8	$34.3	$161.9	$(196.2)	$141.8

Condensed Statements of Cash Flows
For the six months ended June 30, 2012

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(25.9)	$2.6	$83.1	$—	$59.8

Cash flows used in investing activities	(0.8)	(127.7)	(36.3)	—	(164.8)

Cash flows provided by (used in) financing activities	30.4	5.7	(101.4)	—	(65.3)

Increase (decrease) in cash and cash equivalents	$3.7	$(119.4)	$(54.6)	$—	$(170.3)

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

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Income and Comprehensive Income
For the three months ended June 30, 2011

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Sales	$—	$635.9	$715.7	$—	$1,351.6
Cost of sales	6.8	558.3	563.5	—	1,128.6
Selling and administrative expenses	47.4	11.1	40.8	—	99.3

Income (loss) before interest, other income and income taxes	(54.2)	66.5	111.4	—	123.7
Interest income (expense), net	(21.0)	(2.9)	0.2	—	(23.7)
Other income including equity in income of unconsolidated subsidiaries	175.5	1.0	(0.4)	(175.8)	0.3

Income before income tax provision	100.3	64.6	111.2	(175.8)	100.3
Income tax provision	34.3	24.4	41.4	(65.8)	34.3

Net income	66.0	40.2	69.8	(110.0)	66.0
Less: Net income attributable to noncontrolling interests	2.0	—	2.0	(2.0)	2.0

Net income attributable to ATI	$64.0	$40.2	$67.8	$(108.0)	$64.0

Comprehensive income attributable to ATI	$73.4	$39.4	$69.3	$(108.7)	$73.4

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Income and Comprehensive Income
For the six months ended June 30, 2011

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Sales	$—	$1,255.0	$1,324.0	$—	$2,579.0
Cost of sales	15.4	1,115.7	1,019.5	—	2,150.6
Selling and administrative expenses	90.3	19.6	78.1	—	188.0

Income (loss) before interest, other income and income taxes	(105.7)	119.7	226.4	—	240.4
Interest expense, net	(41.5)	(5.1)	(0.1)	—	(46.7)
Other income including equity in income of unconsolidated subsidiaries	341.3	1.8	0.1	(342.8)	0.4

Income before income tax provision	194.1	116.4	226.4	(342.8)	194.1
Income tax provision	69.4	44.1	81.5	(125.6)	69.4

Net income	124.7	72.3	144.9	(217.2)	124.7
Less: Net income attributable to noncontrolling interests	4.4	—	4.4	(4.4)	4.4

Net income attributable to ATI	$120.3	$72.3	$140.5	$(212.8)	$120.3

Comprehensive income attributable to ATI	$145.8	$70.7	$156.1	$(226.8)	$145.8

Condensed Statements of Cash Flows

For the six months ended June 30, 2011

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$39.3	$(75.2)	$(25.7)	$(10.4)	$(72.0)

Cash flows used in investing activities	(384.1)	(48.0)	(12.2)	—	(444.3)

Cash flows provided by (used in) financing activities	349.3	90.3	1.8	10.4	451.8

Increase in cash and cash equivalents	$4.5	$(32.9)	$(36.1)	$—	$(64.5)

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

Environmental liabilities are recorded when the Company’s liability is probable and the costs are reasonably estimable. In many cases, however, the Company is not able to determine whether it is liable or, if liability is probable, to reasonably estimate the loss or range of loss. Estimates of the Company’s liability remain subject to additional uncertainties, including the nature and extent of site contamination, available remediation alternatives, the extent of corrective actions that may be required, and the number, participation, and financial condition of other potentially responsible parties (“PRPs”). The Company adjusts its accruals to reflect new information as appropriate. Future adjustments could have a material adverse effect on the Company’s results of operations in a given period, but the Company cannot reliably predict the amounts of such future adjustments.

At June 30, 2012, the Company’s reserves for environmental remediation obligations totaled approximately $16 million, of which $9 million was included in other current liabilities. The reserve includes estimated probable future costs of $6 million for federal Superfund and comparable state-managed sites; $7 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $2 million for owned or controlled sites at which Company operations have been discontinued; and $1 million for sites utilized by the Company in its ongoing operations. The Company continues to evaluate whether it may be able to recover a portion of past and future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate.

Based on currently available information, it is reasonably possible that costs for active matters may exceed the Company’s recorded reserves by as much as $2 million. However, future investigation or remediation activities may result in the discovery of additional hazardous materials, potentially higher levels of contamination than discovered during prior investigation, and the impact on costs of the success or lack thereof in remedial solutions. Therefore, future developments, administrative actions or liabilities relating to environmental matters could have a material adverse effect on the Company’s financial condition or results of operations.

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

Sales for the second quarter 2012 were $1.36 billion, compared to $1.35 billion in the second quarter 2011. Compared to the second quarter 2011, sales increased 14% in the High Performance Metals segment, primarily as a result of aerospace demand and the acquisition of ATI Ladish in May 2011, which more than offset lower raw material surcharges primarily due to lower nickel and titanium scrap costs. Sales increased 5% in the Engineered Products segment due to continued growth in demand from the oil and gas, and construction and mining markets. In the Flat-Rolled Products segment, sales declined 10% as increased shipment volumes for standard sheet products were more than offset by lower raw material surcharges, lower base prices for standard stainless products, and reduced shipments of titanium products to the industrial markets due to project delays. For the first six months of 2012, total sales were $2.71 billion, 5% higher than the comparable period of the prior year.

Demand from the global aerospace and defense, electrical energy, oil and gas, chemical process industry, and medical markets represented 67% of our sales for the first six months of 2012. Comparative information for our overall revenues (in millions) by market and their respective percentages of total revenues for the three and six month periods ended June 30, 2012 and 2011 were as follows:

	Three Months Ended		Three Months Ended
Market	June 30, 2012		June 30, 2011
Aerospace & Defense	$414.3	31%	$390.0	29%
Oil & Gas/Chemical Process Industry	261.8	19%	298.8	22%
Electrical Energy	168.9	12%	191.3	14%
Medical	56.2	4%	69.8	5%

Subtotal - Key Markets	901.2	66%	949.9	70%

Automotive	109.4	8%	109.4	8%
Construction/Mining	110.4	8%	85.9	6%
Food Equipment & Appliances	58.0	4%	51.0	4%
Transportation	65.6	5%	57.4	4%
Electronics/Computers/Communication	40.7	3%	41.2	3%
Machine & Cutting Tools	34.6	3%	35.6	3%
Conversion Services & Other	37.6	3%	21.2	2%

Total	$1,357.5	100%	$1,351.6	100%

	Six Months Ended		Six Months Ended
Market	June 30, 2012		June 30, 2011
Aerospace & Defense	$850.8	31%	$693.5	27%
Oil & Gas/Chemical Process Industry	539.2	20%	580.6	23%
Electrical Energy	315.8	12%	389.0	15%
Medical	113.9	4%	138.5	5%

Subtotal - Key Markets	1,819.7	67%	1,801.6	70%

Automotive	215.2	8%	222.6	9%
Construction/Mining	213.9	8%	157.1	6%
Transportation	119.7	4%	103.2	4%
Food Equipment & Appliances	113.1	4%	115.7	4%
Electronics/Computers/Communication	85.9	3%	78.2	3%
Machine & Cutting Tools	70.9	3%	62.9	3%
Conversion Services & Other	71.5	3%	37.7	1%

Total	$2,709.9	100%	$2,579.0	100%

For the first six months of 2012, direct international sales increased $126.3 million, or 15%, compared to the first six months of 2011, and represented nearly 36% of total sales. Sales of our high-value products (titanium and titanium alloys, nickel-based alloys and specialty alloys, exotic alloys, precision forgings and castings, grain-oriented electrical steel, precision and engineered strip, and tungsten materials) represented 78% of total sales.

Total titanium mill product shipments for the first half 2012, including ATI-produced products for our Uniti titanium joint venture, were 16.9 million pounds, a 19% decrease compared to the first half of 2011, due to timing delays in certain large projects, primarily affecting our Flat-Rolled Products business segment, and lower overall demand due to reduced global GDP growth.

Segment operating profit for the second quarter 2012 was $159.9 million, or 11.8% of sales, compared to $173.4 million, or 12.8% of sales for the second quarter 2011. Segment operating profit for the second quarter 2012 increased 10% to $102.2 million in the High Performance Metals segment and increased 94% to $13.2 million in the Engineered Products segment, but declined 40% to $44.5 million in the Flat-Rolled Products segment compared to the same period of the prior year. High Performance Metals segment operating profit for the second quarter 2011 included $13.2 million of purchase inventory accounting charges from the acquisition of ATI Ladish. Segment operating profit in the second quarter 2012 was impacted by lower base prices for certain products and by approximately $11 million in higher raw material costs, primarily nickel, which did not align with raw material surcharges due to the rapid decline of nickel prices in the second quarter 2012. The second quarter 2012 included a LIFO inventory valuation reserve benefit of $7.1 million due primarily to lower nickel costs. The second quarter 2011 included a LIFO inventory valuation reserve charge of $5.2 million.

Segment operating profit for the six months ended June 30, 2012 was $323.1 million, or 11.9% of sales, compared to $335.8 million, or 13.0% of sales for the six months ended June 30, 2011.

Segment operating profit as a percentage of sales for the three and six month periods ended June 30, 2012 and 2011 was:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
High Performance Metals	18.1%	18.7%	18.0%	19.9%
Flat-Rolled Products	6.8%	10.1%	7.1%	9.5%
Engineered Products	9.9%	5.4%	9.5%	8.2%

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

Income before tax for the second quarter 2012 was $89.7 million, or 6.6% of sales, compared to $100.3 million, or 7.4% of sales for the second quarter 2011. Higher retirement benefit expense, primarily due to the utilization of a lower discount rate to value retirement benefit obligations and lower than expected returns on plan assets, more than offset lower corporate expenses and lower interest expense. The second quarter 2011 also included Ladish acquisition costs of $18.8 million, including inventory fair value adjustments and transaction costs. Income before tax for the first half 2012 was $173.8 million, or 6.4% of sales, compared to $194.1 million, or 7.5% of sales for the comparable 2011 period. Results for the first six months of 2011 included a charge of $4.8 million related to the accelerated recognition of equity-based compensation due to executive retirements in addition to ATI Ladish acquisition costs.

Net income attributable to ATI for the second quarter 2012 was $56.4 million, or $0.50 per share, compared to $64.0 million, or $0.59 per share for the second quarter 2011. Results for the second quarter 2012 were impacted by higher retirement benefit expense of $7.3 million, net of tax, or $0.06 per share, compared to the same period of 2011. Results for the second quarter 2011 included $12.7 million, net of tax, or $0.11 per share of ATI Ladish acquisition-related expenses. For the six months ended June 30, 2012, net income attributable to ATI was $112.6 million, or $1.00 per share, compared $120.3 million, or $1.13 per share for the first six months of 2011. Results for 2012 included $14.7 million, net of tax, or $0.13 per share, of higher retirement benefit expense. The prior year-to-date period included non-recurring charges of $18.5 million, or $0.16 per share, primarily related to ATI Ladish acquisition-related items.

At June 30, 2012, we had cash on hand of $210.3 million, a decrease of $170.3 million from year-end 2011. Cash flow provided by operations for the first six months of 2012 was $59.8 million and included an investment of $205.4 million in managed working capital primarily due to increased business activity. Additionally, we invested $165.7 million in capital expenditures, primarily related to the Flat-Rolled Products segment’s Hot-Rolling and Processing Facility. Net debt to total capitalization was 33.4% and total debt to total capitalization was 36.8% at June 30, 2012. At December 31, 2011, net debt to total capitalization was 31.3% and total debt to total capitalization was 37.9%.

We remain focused on long-term value creation for our stockholders while delivering superior value for our customers. ATI’s diversification and focus on high-value global markets with strong secular growth gives us continued expectation of long-term revenue growth and improved profitability. Our industry-leading specialty metals technologies, diversified alloy systems and product forms, global and diversified market focus, unsurpassed manufacturing capabilities, and integrated capabilities from alloy development, to raw materials (titanium sponge), to melting and hot-working, to finished value-added components and parts are unique in the world. This strategy has ATI well-positioned to achieve significant revenue and earnings growth over the next three to five years. We expect strong secular growth in our key global markets of aerospace, oil and gas/chemical process industry, electrical energy, and medical. We have identified and targeted nearly $2 billion in potential new annual revenue growth within the next five years from our new manufacturing capabilities and innovative new products.

As we look at the second half of 2012, slower than expected economic growth in the U.S. and China, fiscal and economic uncertainties in Europe, fiscal and regulatory uncertainties in the U.S., and falling raw material costs create near-term headwinds for demand growth. Businesses and consumers are being cautious and inventories are being managed aggressively. In addition, we expect third quarter 2012 revenue and volume to be impacted by normal seasonal summer slowdowns in many supply chains. As a result, we expect sales and earnings to trough in the third quarter 2012.

While there is caution in the aerospace supply chain, the fundamentals of the build rate ramp and the need for energy- and cost-efficient airplanes remain in place. We expect our backlog of infrastructure project work to begin to grow again through third quarter orders for our titanium, nickel-based alloy, and specialty alloy flat-rolled products. We are well positioned to benefit from a number of large projects expected from the oil and gas market and chemical process industry, including desalination, with shipments expected to begin in the fourth quarter 2012.

As a result of the global economic environment and the market realities, we now expect 2012 sales to be approximately $5.3 billion to $5.4 billion, with segment operating profit as a percent of sales to be similar to that achieved in the first half 2012.

Business Segment Results

We operate in three business segments: High Performance Metals, Flat-Rolled Products, and Engineered Products. These segments represented the following percentages of our total revenues and segment operating profit for the first six months of 2012 and 2011:

	2012		2011
		Operating		Operating
	Revenue	Profit	Revenue	Profit
High Performance Metals	42%	64%	35%	53%

Flat-Rolled Products	48%	28%	56%	41%

Engineered Products	10%	8%	9%	6%

High Performance Metals Segment

Second quarter 2012 sales increased 14% to $566.2 million compared to the second quarter 2011, primarily as a result of increased demand from the aerospace market and the acquisition of ATI Ladish in May 2011. Mill product shipments increased 12% for nickel-based and specialty alloys primarily due to increased demand from the commercial aerospace market. Shipments of titanium and titanium alloys mill products were 10% lower due primarily to reduced ingot sales. Exotic alloys shipments were flat. Average mill products selling prices decreased 3% for nickel-based and specialty alloys primarily as the benefits of an improved product mix were more than offset by lower raw material surcharges. Average selling prices increased 13% for titanium and titanium alloys due primarily to a favorable product mix, partially offset by lower raw material surcharges. Average selling prices increased 6% for exotic alloys primarily due to product mix.

Comparative information for our High Performance Metals segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended June 30, 2012 and 2011 is as follows:

	Three Months Ended		Three Months Ended
Market	June 30, 2012		June 30, 2011
Aerospace:
Jet Engines	$182.7	32%	$172.0	35%
Airframes	97.7	17%	79.8	16%
Government	48.9	9%	46.5	9%

Total Aerospace	329.3	58%	298.3	60%

Defense	28.8	5%	24.0	5%
Oil & Gas/Chemical Process Industry	57.8	10%	47.9	10%
Medical	46.5	8%	49.2	10%
Electrical Energy	45.9	8%	38.8	8%
Construction/Mining	19.9	4%	8.8	2%
Other	38.0	7%	30.2	5%

Total	$566.2	100%	$497.2	100%

Segment operating profit in the second quarter 2012 increased to $102.2 million, or 18.1% of sales, compared to $92.9 million, or 18.7% of sales, for the second quarter 2011. Compared to the prior year second quarter, the second quarter 2012 benefited from the absence of $13.2 million of inventory purchase accounting charges recorded in the second quarter 2011 resulting from the May 2011 acquisition of ATI Ladish, higher shipments of nickel-based and specialty alloys, and the impact of gross cost reductions. These items were offset by $3 million of higher raw material costs, primarily for nickel, nickel scrap and titanium scrap, resulting from the misalignment of raw materials surcharges with raw material costs due to the long manufacturing cycle of certain products. In addition, second quarter 2012 segment operating profit included approximately $2 million of severance charges associated with a salaried workforce reduction in our exotic alloys operations as we aligned staffing needs with expected lower demand from nuclear markets. The second quarter 2012 segment operating profit included a LIFO inventory valuation reserve benefit of $0.5 million. The second quarter 2011 segment operating profit included a LIFO inventory valuation reserve charge of $4.2 million. Results benefited from $18.8 million in gross cost reductions in the second quarter 2012.

Certain comparative information on the segment’s mill products for the three months ended June 30, 2012 and 2011 is provided in the following table. Mill products volume and average price information includes shipments to ATI Ladish for all periods presented.

	Three Months Ended
	June 30,
	2012	2011	Change
Mill Products Volume (000’s pounds):
Titanium	6,554	7,304	(10%)
Nickel-based and specialty alloys	14,367	12,789	12%
Exotic alloys	987	991	0%

Mill Products Average Prices (per pound):
Titanium	$23.79	$21.13	13%
Nickel-based and specialty alloys	$15.17	$15.67	(3%)
Exotic alloys	$70.93	$66.72	6%

For the six months ended June 30, 2012, segment sales increased 28% to $1.15 billion, primarily as a result of increased demand from the commercial aerospace market and the acquisition of ATI Ladish. Mill products shipments increased 17% for nickel-based and specialty alloys primarily due to higher demand from the commercial aerospace market. Shipments for titanium and titanium alloys declined 3%, although product mix improved, and shipments of exotic alloys decreased 7% primarily due to the timing of projects for the chemical process industry. Average mill products selling prices decreased 1% for nickel-based and specialty alloys primarily due to lower raw material indices. Average selling prices increased 8% for titanium and titanium alloys and 10% for exotic alloys due to a favorable product mix.

Comparative information for our High Performance Metals revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the six month periods ended June 30, 2012 and 2011 is as follows:

	Six Months Ended		Six Months Ended
Market	June 30, 2012		June 30, 2011
Aerospace:
Jet Engines	$384.6	34%	$300.0	33%
Airframes	203.6	18%	148.2	18%
Government	102.1	9%	76.2	8%

Total Aerospace	690.3	61%	524.4	59%

Defense	50.0	4%	47.3	5%
Oil & Gas/Chemical Process Industry	112.2	10%	95.1	11%
Medical	96.1	8%	93.9	10%
Electrical Energy	82.8	7%	75.2	8%
Construction/Mining	39.7	3%	9.1	1%
Other	76.4	7%	51.6	6%

Total	$1,147.5	100%	$896.6	100%

Segment operating profit for the first six months of 2012 increased to $206.3 million, or 18.0% of sales, compared to $178.5 million, or 19.9% of sales, for the comparable 2011 period. The increase in operating profit primarily resulted from higher shipment volumes for nickel-based and specialty alloys, the absence of $13.2 million of ATI Ladish acquisition-related inventory charges, and the benefits of gross cost reductions. Year to date 2012 segment results were unfavorably impacted by approximately $9 million of higher cost raw materials, primarily nickel, that did not align with declining raw material indices due to the length of the production cycle for certain products, and $2 million of workforce reduction charges. Operating profit for the first six months of 2012 included a LIFO inventory valuation reserve benefit of $0.5 million, compared to an $8.4 million LIFO inventory valuation reserve charge in the first six months of 2011.

Certain comparative information on the segment’s mill products for the six months ended June 30, 2012 and 2011 is provided in the following table. Mill products volume and average price information includes shipments to ATI Ladish for all periods presented.

	Six Months Ended
	June 30,
	2012	2011	Change
Mill Products Volume (000’s pounds):
Titanium	13,581	14,057	(3%)
Nickel-based and specialty alloys	28,777	24,613	17%
Exotic alloys	1,916	2,070	(7%)

Mill Products Average Prices (per pound):
Titanium	$22.83	$21.19	8%
Nickel-based and specialty alloys	$15.18	$15.28	(1%)
Exotic alloys	$70.49	$63.83	10%

Flat-Rolled Products Segment

Second quarter 2012 sales decreased 10% compared to the second quarter 2011, to $657.4 million, primarily due to lower raw material surcharges. Shipments of high-value products were comparable to the prior year as improved shipments of our nickel-based alloy and specialty alloy and Precision Rolled Strip® products were offset by reduced shipments of our grain-oriented electrical steel and titanium products. Shipments of standard stainless products (sheet and plate) increased 23%. Second quarter 2012 Flat-Rolled Products segment titanium shipments, including Uniti joint venture conversion, were 2.8 million pounds, a 6% decrease compared to the first quarter 2012 and a 43% decrease compared to the second quarter 2011, due to timing delays in certain large projects and lower overall demand due to reduced global GDP growth. Average selling prices, which include surcharges, declined 21% for standard products due to lower base prices and lower raw material surcharges. Average selling prices for high-value products decreased 13% due to product mix and lower material surcharges.

Comparative information for our Flat-Rolled Products revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended June 30, 2012 and 2011 is as follows:

	Three Months Ended		Three Months Ended
Market	June 30, 2012		June 30, 2011
Oil & Gas/Chemical Process Industry	$163.9	25%	$217.8	30%
Electrical Energy	115.6	18%	141.9	20%
Automotive	99.7	15%	97.4	13%
Construction/Mining	67.8	10%	59.7	8%
Food Equipment & Appliances	56.4	8%	49.1	7%
Aerospace & Defense	45.6	7%	58.0	8%
Electronics/Computers/Communication	38.6	6%	39.2	5%
Transportation	38.6	6%	32.7	4%
Medical	6.7	1%	18.4	3%
Other	24.5	4%	13.1	2%

Total	$657.4	100%	$727.3	100%

Segment operating profit for the second quarter 2012 was $44.5 million, or 6.8% of sales, compared to $73.7 million, or 10.1% of sales, for the second quarter 2011 primarily due primarily to lower base prices for standard stainless and grain-oriented electrical steel products, reduced shipments of titanium products due to project delays, and $8 million in higher raw material costs, primarily nickel, which did not align with raw material surcharges due to the rapid decline of nickel prices in the second quarter 2012. This was partially offset by a LIFO inventory valuation reserve benefit of $7.0 million in the second quarter 2012. In the second quarter 2011, a LIFO inventory valuation reserve benefit of $3.2 million was recognized. The second quarter 2012 benefited from $12.2 million in gross cost reductions.

Comparative information on the segment’s products for the three months ended June 30, 2012 and 2011 is provided in the following table:

	Three Months Ended
	June 30,
	2012	2011	Change
Volume (000’s pounds):
High value	128,793	129,785	(1%)
Standard	183,555	149,726	23%

Total	312,348	279,511	12%

Average prices (per lb.):
High value	$2.90	$3.35	(13%)
Standard	$1.52	$1.93	(21%)
Combined Average	$2.09	$2.59	(19%)

For the six months ended June 30, 2012, sales were $1.29 billion, a 10% decrease from the comparable 2011 period, primarily due to lower raw material surcharges and base prices. Shipments of standard stainless sheet products increased 7% while high-value products shipments were 1% lower. Average transaction prices for all products, which include surcharges, were 13% lower due to lower raw material surcharges and lower base prices primarily for standard stainless products.

Comparative information for our Flat-Rolled Products revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the six month periods ended June 30, 2012 and 2011 is as follows:

	Six Months Ended		Six Months Ended
Market	June 30, 2012		June 30, 2011
Oil & Gas/Chemical Process Industry	$349.2	27%	$417.8	29%
Electrical Energy	217.6	17%	293.1	20%
Automotive	195.9	15%	200.1	14%
Construction/Mining	131.3	10%	115.8	8%
Food Equipment & Appliances	111.0	9%	111.6	8%
Aerospace & Defense	87.9	7%	103.5	7%
Electronics/Computers/Communication	80.4	6%	74.0	5%
Transportation	61.9	5%	57.3	4%
Medical	12.1	1%	39.9	3%
Other	46.1	3%	24.8	2%

Total	$1,293.4	100%	$1,437.9	100%

Segment operating profit for the six months ended June 30, 2012 declined to $91.3 million, or 7.1% of sales, compared to $137.1 million, or 9.5% of sales, for the comparable 2011 period due to a higher mix of standard stainless products and higher raw material costs, primarily nickel, which did not align with declining raw material surcharges. Results for the first six months of 2012 included a $7.0 million LIFO inventory valuation reserve benefit, compared to a LIFO inventory valuation reserve benefit of $5.7 million in the comparable 2011 period. Results for the six months ended June 30, 2012 benefited from $24.5 million of gross cost reductions.

Comparative information on the segment’s products for the six months ended June 30, 2012 and 2011 is provided in the following table:

	Six Months Ended
	June 30,
	2012	2011	Change
Volume (000’s pounds):
High value	249,297	251,812	(1%)
Standard	340,875	320,054	7%

Total	590,172	571,866	3%

Average prices (per lb.):
High value	$3.05	$3.27	(7%)
Standard	$1.54	$1.90	(19%)
Combined Average	$2.18	$2.50	(13%)

Engineered Products Segment

Sales for the second quarter 2012 were $133.8 million, a 5% increase compared to the second quarter 2011. Sales for the six months ended June 30, 2011 were $269.0 million, an increase of 10% compared to the first half of 2011. Demand was good from the construction and mining, cutting tools, aerospace, transportation and oil and gas markets.

Comparative information for our Engineered Products revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three and six month periods ended June 30, 2012 and 2011 is as follows:

	Three Months Ended		Three Months Ended
Market	June 30, 2012		June 30, 2011
Oil & Gas/Chemical Process Industry	$40.1	30%	$33.0	26%
Machine & Cutting Tools	21.3	16%	22.0	17%
Transportation	21.2	16%	20.9	16%
Construction/Mining	22.7	17%	17.4	14%
Aerospace & Defense	10.7	8%	9.6	8%
Electrical Energy	7.4	5%	10.6	8%
Automotive	6.4	5%	9.0	7%
Medical	3.0	2%	2.2	2%
Other	1.1	1%	2.4	2%

Total	$133.9	100%	$127.1	100%

	Six Months Ended		Six Months Ended
Market	June 30, 2012		June 30, 2011
Oil & Gas/Chemical Process Industry	$77.8	29%	$67.6	28%
Machine & Cutting Tools	44.5	17%	39.3	16%
Transportation	44.1	16%	40.5	17%
Construction/Mining	42.8	16%	32.2	13%
Aerospace & Defense	22.7	8%	18.3	7%
Electrical Energy	15.3	6%	20.7	8%
Automotive	13.8	5%	16.5	7%
Medical	5.7	2%	4.7	2%
Other	2.3	1%	4.7	2%

Total	$269.0	100%	$244.5	100%

Segment operating profit for the second quarter 2012 increased to $13.2 million, compared to $6.8 million in the second quarter 2011. Results included LIFO inventory valuation reserve charges of $0.4 and $4.2 million for the second quarter of 2012 and 2011, respectively. Segment operating profit benefited from $1.8 million in gross cost reductions in the second quarter 2012. Segment operating profit for the six months ended June 30, 2012 was $25.5 million, compared to $20.2 million for the 2011 period. LIFO inventory valuation reserve charges were $0.4 million and $6.4 million for the first half of 2012 and 2011, respectively.

Corporate Items

Corporate expenses for the second quarter 2012 were $15.8 million, compared to $25.8 million in the second quarter 2011. For the six months ended June 30, 2012, corporate expenses were $37.5 million, compared to $51.6 million for the six months ended June 30, 2011. The decrease in corporate expenses in 2012 was primarily related to lower incentive compensation expenses associated with long-term performance plans, and the absence of ATI Ladish transaction costs incurred in the prior year, and the prior year’s accelerated recognition of equity-based compensation expense due to executive retirements.

Interest expense, net of interest income, in the second quarter 2012 was $18.6 million, compared to net interest expense of $23.7 million in the second quarter 2011. On a year-to-date basis, first half 2012 net interest expense was $38.5 million compared to $46.7 million for the first half 2011. The decrease in interest expense was primarily due to lower debt levels and increased capitalized interest on major strategic capital projects. Interest expense benefited from the capitalization of interest costs on major strategic capital projects of $5.6 million in the second quarter 2012 compared to $2.8 million in the second quarter 2011. For the six months ended June 30, 2012 and 2011, capitalized interest was $10.1 million and $5.4 million, respectively.

Other expenses, which include charges incurred in connection with closed operations, and other non-operating income or expense, for the second quarter 2012 was $5.2 million, compared to $4.2 million for the second quarter 2011. For the six months ended June 30, 2012, other expenses were $12.1 million compared to $4.7 million for the comparable 2011 period. The increases over the prior year were primarily related to higher environmental and legal expenses associated with closed operations and unfavorable foreign currency exchange fluctuations. These items are presented primarily in selling and administrative expenses, and in other income (expense) in the consolidated statement of operations.

Retirement benefit expense, which includes pension expense and other postretirement expense, increased to $30.6 million in the second quarter 2012, compared to $19.4 million in the second quarter 2011. This increase was primarily due to the utilization of a lower discount rate to value retirement benefit obligations and lower than expected returns on plan assets, and represented additional expense of $7.3 million, net of tax, or $0.06 per share, compared to the second quarter 2011. For the second quarter 2012, retirement benefit expense of $22.3 million was included in cost of sales and $8.3 million was included in selling and administrative expenses. For the second quarter 2011, the amount of retirement benefit expense included in cost of sales was $13.4 million, and the amount included in selling and administrative expenses was $6.0 million. For the six months ended June 30, 2012, retirement benefit expense was $61.2 million, compared to $38.7 million for the six months ended June 30, 2011, a $14.7 million increase net of tax, or $0.13 per share. For the six months ended June 30, 2012, retirement benefit expense of $44.3 million was included in cost of sales, and $16.9 million was included in selling and administrative expenses. For the prior year to date period, retirement benefit expense of $27.2 million was included in costs of sales and $11.5 million was included in selling and administrative expenses.

Income Taxes

The second quarter 2012 provision for income taxes was $31.0 million, or 34.6% of income before tax, compared to the second quarter 2011 provision for income taxes of $34.3 million, or 34.2% of income before tax. For the six months ended June 30, 2012, the income tax provision was $56.8 million, or 32.7% of income before tax. The first half 2012 included discrete tax benefits of $3.4 million primarily related to state income taxes. The income tax provision for the six months ended June 30, 2011 was $69.4 million, or 35.8% of income before taxes, and included discrete tax charges of $2.7 million primarily related to foreign income taxes.

Financial Condition and Liquidity

We believe that internally generated funds, current cash on hand, and available borrowings under existing credit lines will be adequate to meet foreseeable liquidity needs, including a substantial expansion of our production capabilities over the next few years and scheduled debt maturities. We did not borrow funds under our senior unsecured domestic credit facility during the first six months of 2012. However, as of June 30, 2012, approximately $7 million of this facility was utilized to support letters of credit.

If we needed to obtain additional financing using the credit markets, the cost and the terms and conditions of such borrowings may be influenced by our credit rating. Changes in our credit rating do not impact our access to, or the cost of, our existing credit facilities.

We have no off-balance sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.

Cash Flow and Working Capital

For the six months ended June 30, 2012, cash flow provided by operations for 2012 was $59.8 million, resulting from an investment of $205.4 million in managed working capital, primarily due to increased business activity. Cash used in investing activities was $164.8 million in the first quarter 2012 and consisted primarily of capital expenditures. Cash used in financing activities was $65.3 million in the first six months of 2012 and included dividend payments of $38.2 million, $22.4 million of tax payments on share-based compensation associated with performance-based plans, and $5.5 million of net debt requirements. At June 30, 2012, cash and cash equivalents on hand totaled $210.3 million, a decrease of $170.3 million from year end 2011. As of June 30, 2012, $111.8 million of cash and cash equivalents were held by our foreign subsidiaries.

As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable and gross inventories, less accounts payable. In measuring performance in controlling managed working capital, we exclude the effects of LIFO inventory valuation reserves, excess and obsolete inventory reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. At June 30, 2012, managed working capital decreased to 37.4% of annualized sales, compared to 37.8% of annualized sales at December 31, 2011. During the first six months of 2012, managed working capital increased by $205.4 million, to $2.0 billion. The growth in managed working capital from December 31, 2011 resulted from increased accounts receivable of $34.9 million, increased inventory of $127.3 million, and by a $43.2 million decrease in accounts payable. While accounts receivable balances increased in the first quarter 2012, days sales outstanding, which measures actual collection timing for accounts receivable, remained essentially unchanged compared to year end 2011. Gross inventory turns, which exclude the effect of LIFO inventory valuation reserves, remained unchanged at June 30, 2012 compared to year end 2011.

The Components of managed working capital were as follows:

	June 30,	December 31,
(in millions)	2012	2011
Accounts receivable	$744.3	$709.1
Inventory	1,512.5	1,384.3
Accounts payable	(451.7)	(490.7)

Subtotal	1,805.1	1,602.7

Allowance for doubtful accounts	5.6	5.9
LIFO reserve	146.6	153.7
Corporate and other	71.3	60.9

Managed working capital	2,028.6	1,823.2

Annualized prior 2 months sales	$5,430.5	$4,820.6

Managed working capital as a % of annualized sales	37.4%	37.8%

Change in managed working capital from December 31, 2011	$205.4

Capital Expenditures

We have significantly expanded, and continue to expand, our manufacturing capabilities to meet expected intermediate and long-term demand from the aerospace (engine and airframe), chemical process industry, oil and gas, electrical energy, and medical markets, especially for titanium and titanium-based alloys, nickel-based alloys and superalloys, specialty alloys, and exotic alloys. We continue to expect that capital expenditures for 2012 will be approximately $485 million, all of which we expect to fund from operating cash flow and available cash on hand. Capital expenditures were $165.7 million for the first half of 2012.

Our self-funded, on-going strategic capital investments include the new advanced specialty metals Hot-Rolling and Processing Facility (HRPF) at our existing Flat-Rolled Products segment Brackenridge, PA site for approximately $1.1 billion. The facility construction is progressing on schedule and on budget, with construction expected to be completed by the end of 2013 and commissioning occurring during the first half of 2014. The HRPF is designed to be the most powerful mill in the world for production of specialty metals. It is designed to produce exceptional quality, thinner, and wider hot-rolled coils at reduced cost with shorter lead times, and require lower working capital requirements. When completed, we believe that the HRPF will provide unsurpassed manufacturing capability and versatility in the production of a wide range of flat-rolled specialty metals. We expect improved productivity, lower costs, and higher quality for our diversified product mix of flat-rolled specialty metals, including nickel-based and specialty alloys, titanium and titanium alloys, zirconium alloys, Precision Rolled Strip® products, and stainless sheet and coiled plate products. It is designed to roll and process exceptional quality hot bands of up to 78.62 inches, or 2 meters, wide.

Debt

At June 30, 2012, we had $1,501.4 million in total outstanding debt, compared to $1,509.3 million at December 31, 2011.

In managing our overall capital structure, some of the measures on which we focus are net debt to total capitalization, which is the percentage of our debt, net of cash that may be available to reduce borrowings, to our total invested and borrowed capital, and total debt to total capitalization, which excludes cash balances. Net debt as a percentage of total capitalization was 33.4% at June 30, 2012, compared to 31.3% at December 31, 2011. The net debt to total capitalization was determined as follows:

($ in millions)	June 30, 2012	December 31, 2011
Total debt	$1,501.4	$1,509.3
Less: Cash	(210.3)	(380.6)

Net debt	$1,291.1	$1,128.7

Net debt	$1,291.1	$1,128.7
Total ATI stockholders’ equity	2,575.5	2,475.3

Net ATI total capital	$3,866.6	$3,604.0

Net debt to ATI total capital	33.4%	31.3%

Total debt to total capitalization increased to 36.8% at June 30, 2012 from 37.9% December 31, 2011.

Total debt to total capitalization was determined as follows:

($ in millions)	June 30, 2012	December 31, 2011
Total debt	$1,501.4	$1,509.3
Total ATI stockholders’ equity	2,575.5	2,475.3

Total ATI capital	$4,076.9	$3,984.6

Total debt to total ATI capital	36.8%	37.9%

We did not borrow funds under our $400 million senior unsecured domestic credit facility during the first six months of 2012, although approximately $7 million has been utilized to support the issuance of letters of credit. The unsecured facility requires us to maintain a leverage ratio (consolidated total indebtedness net of cash on hand in excess of $50 million, divided by consolidated earnings before interest, taxes, depreciation and amortization, and non-cash pension expense) of not greater than 3.25, and maintain an interest coverage ratio (consolidated earnings before interest, taxes, and non-cash pension expense divided by interest expense) of not less than 2.0. For the twelve months ended June 30, 2012, our leverage ratio was 2.05 and our interest coverage ratio was 5.58.

We have an additional, separate credit facility for the issuance of letters of credit. As of June 30, 2012, $32 million in letters of credit was outstanding under this facility.

In addition, STAL, the Company’s Chinese joint venture company in which ATI has a 60% interest, has a 205 million renminbi (approximately $32 million at June 30, 2012 exchange rates) revolving credit facility with a group of banks which expires in August 2014. This credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners. As of June 30, 2012, there were no borrowings under this credit facility.

Retirement Benefits

At December 31, 2011 our U.S. qualified defined benefit pension plan (U.S. Plan) was approximately 84% funded as calculated in accordance with generally accepted accounting principles.

On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (MAP-21 Act) was signed into law. The MAP-21 Act included certain pension-related provisions which included changes to the methodology used to determine discount rates for ERISA funding purposes for qualified defined benefit pension plans. Based on historical interest rates, the MAP-21 Act allows plan sponsors to utilize a higher discount rate to value pension liabilities, which results in lower required pension plan contributions under ERISA. Based upon current regulations and actuarial studies, we are not required to make a cash contribution to the U.S. Plan for 2012. However, we may elect, depending upon investment performance of the pension plan assets and other factors, to make voluntary cash contributions to this plan in the future.

Dividends

A regular quarterly dividend of $0.18 per share of common stock was paid on June 20, 2012 to stockholders of record at the close of business on May 30, 2012. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate.

Critical Accounting Policies

Inventory

At June 30, 2012, we had net inventory of $1,512.5 million. Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO) and average cost methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. The prices for many of the raw materials we use have been extremely volatile during the past four years. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a rise in raw material costs has a negative effect on our operating results, while, conversely, a fall in material costs results in a benefit to operating results. For example, in 2011, the effect of falling raw material costs on our LIFO inventory valuation method resulted in cost of sales which were $9.3 million lower than would have been recognized had we utilized the FIFO methodology to value our inventory. Conversely, in 2010, the effect of rising raw material costs on our LIFO inventory valuation reserve methodology resulted in cost of sales which were $60.2 million higher than would have been recognized had we used the FIFO methodology to value our inventory. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold.

Since the LIFO inventory valuation methodology is designed for annual determination, interim estimates of the annual LIFO valuation are required. We recognize the effects of the LIFO inventory valuation method on an interim basis by projecting the expected annual LIFO cost and allocating that projection to the interim quarters equally. These projections of annual LIFO inventory valuation reserve changes are updated quarterly and are evaluated based upon material, labor and overhead costs and projections for such costs at the end of the year plus projections regarding year-end inventory levels. We recorded a $7.1 million reduction to our LIFO inventory valuation reserve in the first six months of 2012.

The LIFO inventory valuation methodology is not utilized by many of the companies with which we compete, including foreign competitors. As such, our results of operations may not be comparable to those of our competitors during periods of volatile material costs due, in part, to the differences between the LIFO inventory valuation method and other acceptable inventory valuation methods.

We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting reserve, if any, is recognized as an expense in the period that the need for the reserve is identified. At June 30, 2012, no significant reserves were required. It is our general policy to write-down to scrap value any inventory that is identified as obsolete and any inventory that has aged or has not moved in more than twelve months. In some instances this criterion is up to twenty-four months due to the longer manufacturing and distribution process for such products.

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

Forward-Looking and Other Statements

From time to time, we have made and may continue to make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements in this report relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results, performance or achievements to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: (a) material adverse changes in economic or industry conditions generally, including global supply and demand conditions and prices for our specialty metals; (b) material adverse changes in the markets we serve, including the aerospace and defense, electrical energy, chemical process industry, oil and gas, medical, automotive, construction and mining, and other markets; (c) our inability to achieve the level of cost savings, productivity improvements, synergies, growth or other benefits anticipated by management, from strategic investments and the integration of acquired businesses, whether due to significant increases in energy, raw materials or employee benefits costs, the possibility of project cost overruns or unanticipated costs and expenses, or other factors; (d) volatility of prices and availability of supply of the raw materials that are critical to the manufacture of our products; (e) declines in the value of our defined benefit pension plan assets or unfavorable changes in laws or regulations that govern pension plan funding; (f) significant legal proceedings or investigations adverse to us; and (g) other risk factors summarized in our Annual Report on Form 10-K for the year ended December 31, 2011, and in other reports filed with the Securities and Exchange Commission. We assume no duty to update our forward-looking statements

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk. We attempt to maintain a reasonable balance between fixed- and floating-rate debt to keep financing costs as low as possible. At June 30, 2012, we had approximately $24 million of floating rate debt outstanding with a weighted average interest rate of approximately 1.5%. Since the interest rate on floating rate debt changes with the short-term market rate of interest, we are exposed to the risk that these interest rates may increase, raising our interest expense in situations where the interest rate is not capped. For example, a hypothetical 1% increase in the rate of interest on the $24 million of our outstanding floating rate debt not subjected to a cap would result in increased annual financing costs of approximately $0.2 million.

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

At June 30, 2012, the outstanding financial derivatives used to hedge our exposure to energy cost volatility included both natural gas and electricity hedges. For natural gas, approximately 70% of our forecasted domestic requirements are hedged for 2012, approximately 50% for 2013, and about 30% for 2014. The net mark-to-market valuation of these outstanding natural gas hedges at June 30, 2012 was an unrealized pre-tax loss of $10.5 million, comprised of $0.2 million classified in prepaid expenses and other current assets, $0.3 million was included in other long-term assets, $8.1 million in accrued liabilities, and $2.9 million in other long-term liabilities. For the three months ended June 30, 2012, the effects of natural gas hedging activity increased cost of sales by $3.9 million. For electricity usage in our Western Pennsylvania operations, we have hedged approximately 30% of our on-peak and off-peak forecasted requirements for 2012 and approximately 10% for 2014. The net mark-to-market valuation of the electricity hedges was an unrealized pre-tax loss of $2.0 million, comprised of $1.6 million in accrued liabilities, and $0.4 million in other long-term liabilities on the balance sheet. The effects of the hedging activity are recognized in income over the designated hedge periods.

Volatility of Raw Material Prices. We use raw materials surcharge and index mechanisms to offset the impact of increased raw material costs for a majority of our products; however, competitive factors in the marketplace can limit our ability to institute such mechanisms, and there can be a delay between the increase in the price of raw materials and the realization of the benefit of such mechanisms. For example, in 2011 we used approximately 95 million pounds of nickel; therefore, a hypothetical change of $1.00 per pound in nickel prices would result in increased costs of approximately $95 million. In addition, in 2011 we also used approximately 810 million pounds of ferrous scrap in the production of our flat-rolled products and a hypothetical change of $0.01 per pound would result in increased costs of approximately $8 million. While we enter into raw materials futures contracts from time-to-time to hedge exposure to price fluctuations, such as for nickel, we cannot be certain that our hedge position adequately reduces exposure. We believe that we have adequate controls to monitor these contracts, but we may not be able to accurately assess exposure to price volatility in the markets for critical raw materials.

As of June 30, 2012, we had entered into financial hedging arrangements primarily at the request of our customers related to firm orders for approximately 13% of our total annual nickel requirements. These nickel hedges extend to 2016. Any gain or loss associated with these hedging arrangements is included in cost of sales. At June 30, 2012, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax loss of $6.3 million, comprised of $0.1 million in other long-term assets, $4.9 million in accrued liabilities, and $1.5 million in long-term other liabilities on the balance sheet.

Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies expected to be received from our export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk. We may also enter into foreign currency forward contracts that are not designated as hedges, which are denominated in the same foreign currency in which export sales are denominated. At June 30, 2012, the outstanding financial derivatives, including both hedges and undesignated derivatives, that are used to manage our exposure to foreign currency, primarily euros, represented approximately 10% of our forecasted total international sales through 2014. In addition, we may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At June 30, 2012, the net mark-to-market valuation of the outstanding foreign currency forward contracts was a net asset of $23.7 million, of which $15.7 million is included in prepaid expenses and other current assets, $8.1 million was included other long-term assets, and $0.1 million in accrued liabilities on the balance sheet.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2012, and they concluded that these disclosure controls and procedures are effective.

(b) Changes in Internal Controls

There was no change in our internal control over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2012, conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ALLEGHENY TECHNOLOGIES INCORPORATED

(Registrant)

Date: August 3, 2012	By	/s/ Dale G. Reid
Dale G. Reid
Executive Vice President, Finance and
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: August 3, 2012	By	/s/ Karl D. Schwartz
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