Form 10-Q
period 2012-09-30
ALLEGHENY TECHNOLOGIES INC
filed 2012-11-02
CIK 1018963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

No   ☒

At October 31, 2012, the registrant had outstanding 107,316,131 shares of its Common Stock.

ALLEGHENY TECHNOLOGIES INCORPORATED

SEC FORM 10-Q

Quarter Ended September 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Allegheny Technologies Incorporated and Subsidiaries

Consolidated Balance Sheets

(In millions, except share and per share amounts)

(Current period unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$281.0	$380.6
Accounts receivable, net of allowances for doubtful accounts of $5.6 and $5.9 as of September 30, 2012 and December 31, 2011	685.7	709.1
Inventories, net	1,460.2	1,384.3
Prepaid expenses and other current assets	57.9	95.5

Total Current Assets	2,484.8	2,569.5

Property, plant and equipment, net	2,482.3	2,368.8
Cost in excess of net assets acquired	740.3	737.7
Other assets	371.4	370.9

Total Assets	$6,078.8	$6,046.9

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$409.3	$490.7
Accrued liabilities	336.7	320.3
Deferred income taxes	12.9	23.5
Short term debt and current portion of long-term debt	16.8	27.3

Total Current Liabilities	775.7	861.8
Long-term debt	1,462.5	1,482.0
Accrued postretirement benefits	469.6	488.1
Pension liabilities	488.0	508.9
Deferred income taxes	21.8	9.8
Other long-term liabilities	116.3	124.7

Total Liabilities	3,333.9	3,475.3

Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized-50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-109,695,171 shares at September 30, 2012 and December 31, 2011; outstanding- 107,223,623 shares at September 30, 2012 and 106,354,612 shares at December 31, 2011	11.0	11.0
Additional paid-in capital	1,183.4	1,207.1
Retained earnings	2,443.6	2,361.5
Treasury stock: 2,471,548 shares at September 30, 2012 and 3,340,559 shares at December 31, 2011	(119.8)	(162.7)
Accumulated other comprehensive loss, net of tax	(875.9)	(941.6)

Total ATI stockholders’ equity	2,642.3	2,475.3
Noncontrolling interests	102.6	96.3

Total Equity	2,744.9	2,571.6

Total Liabilities and Equity	$6,078.8	$6,046.9

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries

Consolidated Statements of Income

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Sales	$1,220.5	$1,352.6	$3,930.4	$3,931.6
Costs and expenses:
Cost of sales	1,057.7	1,136.8	3,361.7	3,287.4
Selling and administrative expenses	91.7	96.7	285.8	284.7

Income before interest, other income and income taxes	71.1	119.1	282.9	359.5
Interest expense, net	(17.2)	(23.4)	(55.7)	(70.1)
Other income (expense), net	0.2	(0.3)	0.7	0.1

Income before income tax provision	54.1	95.4	227.9	289.5
Income tax provision	16.8	31.2	73.6	100.6

Net income	37.3	64.2	154.3	188.9

Less: Net income attributable to noncontrolling interests	2.0	1.9	6.4	6.3

Net income attributable to ATI	$35.3	$62.3	$147.9	$182.6

Basic net income attributable to ATI per common share	$0.33	$0.59	$1.39	$1.80

Diluted net income attributable to ATI per common share	$0.32	$0.56	$1.32	$1.68

Dividends declared per common share	$0.18	$0.18	$0.54	$0.54

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries

Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	ATI		Noncontrolling Interests		Total
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011	2012	2011
Net Income	$35.3	$62.3	$2.0	$1.9	$37.3	$64.2

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	14.7	(15.9)	0.6	1.5	15.3	(14.4)
Pension plans and other postretirement benefits	16.7	8.7	—	—	16.7	8.7
Change in unrealized gains (losses) on available-for-sale securities	—	(0.2)	—	—	—	(0.2)
Unrecognized gains (losses) on derivatives	5.1	9.7	—	—	5.1	9.7

Other comprehensive income, net of tax	36.5	2.3	0.6	1.5	37.1	3.8

Comprehensive income	$71.8	$64.6	$2.6	$3.4	$74.4	$68.0

	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011
Net Income	$147.9	$182.6	$6.4	$6.3	$154.3	$188.9

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	10.1	(0.6)	—	4.7	10.1	4.1
Pension plans and other postretirement benefits	50.0	31.5	—	—	50.0	31.5
Change in unrealized gains (losses) on available-for-sale securities	0.1	(0.2)	—	—	0.1	(0.2)
Unrecognized gains (losses) on derivatives	5.5	(2.9)	—	—	5.5	(2.9)

Other comprehensive income, net of tax	65.7	27.8	—	4.7	65.7	32.5

Comprehensive income	$213.6	$210.4	$6.4	$11.0	$220.0	$221.4

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating Activities:
Net income	$154.3	$188.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	145.1	127.2
Deferred taxes	(32.9)	30.1
Changes in operating asset and liabilities:
Inventories	(75.9)	(277.6)
Accounts receivable	23.4	(138.9)
Accounts payable	(81.4)	51.1
Retirement benefits	40.4	12.6
Accrued income taxes	27.2	54.2
Accrued liabilities and other	45.6	59.9

Cash provided by operating activities	245.8	107.5

Investing Activities:
Purchases of property, plant and equipment	(245.6)	(168.8)
Purchases of businesses and investments in ventures, net of cash acquired	—	(349.2)
Asset disposals and other	1.5	3.0

Cash used in investing activities	(244.1)	(515.0)

Financing Activities:
Issuances of long-term debt	—	500.0
Payments on long-term debt and capital leases	(16.7)	(26.9)
Net borrowings under credit facilities	(10.3)	(2.0)
Debt issuance costs	—	(5.0)
Dividends paid to shareholders	(57.3)	(55.7)
Purchase of subsidiary shares from noncontrolling interest	(0.1)	(0.2)
Dividends paid to noncontrolling interests	—	(7.2)
Taxes on share-based compensation	5.2	3.6
Exercises of stock options and other	1.3	1.4
Shares repurchased for income tax withholding on share-based compensation	(23.4)	(1.3)

Cash provided by (used in) financing activities	(101.3)	406.7

Decrease in cash and cash equivalents	(99.6)	(0.8)
Cash and cash equivalents at beginning of period	380.6	432.3

Cash and cash equivalents at end of period	$281.0	$431.5

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries

Statements of Changes in Consolidated Equity

(In millions, except per share amounts)

(Unaudited)

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, December 31, 2010	$10.2	$658.9	$2,224.8	$(188.0)	$(665.1)	$88.6	$2,129.4
Net income	—	—	182.6	—	—	6.3	188.9
Other comprehensive income	—	—	—	—	27.8	4.7	32.5
Issuance of common stock	0.8	512.8	—	—	—	—	513.6
Cash dividends on common stock ($0.54 per share)	—	—	(55.7)	—	—	—	(55.7)
Noncontrolling interest acquired	—	—	—	—	—	0.6	0.6
Purchase of subsidiary shares from noncontrolling interest	—	0.2	—	—	—	(0.4)	(0.2)
Dividends declared to noncontrolling interest	—	—	—	—	—	(7.2)	(7.2)
Employee stock plans	—	16.3	(2.0)	25.1	—	—	39.4

Balance, September 30, 2011	$11.0	$1,188.2	$2,349.7	$(162.9)	$(637.3)	$92.6	$2,841.3

Balance, December 31, 2011	$11.0	$1,207.1	$2,361.5	$(162.7)	$(941.6)	$96.3	$2,571.6
Net income	—	—	147.9	—	—	6.4	154.3
Other comprehensive income	—	—	—	—	65.7	—	65.7
Cash dividends on common stock ($0.54 per share)	—	—	(57.3)	—	—	—	(57.3)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	(0.1)	(0.1)
Employee stock plans	—	(23.7)	(8.5)	42.9	—	—	10.7

Balance, September 30, 2012	$11.0	$1,183.4	$2,443.6	$(119.8)	$(875.9)	$102.6	$2,744.9

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

Note 2. Inventories

Inventories at September 30, 2012 and December 31, 2011 were as follows (in millions):

	September 30, 2012	December 31, 2011
Raw materials and supplies	$287.6	$205.7
Work-in-process	1,100.6	1,150.0
Finished goods	214.4	199.9

Total inventories at current cost	1,602.6	1,555.6
Less allowances to reduce current cost values to LIFO basis	(124.5)	(153.7)
Progress payments	(17.9)	(17.6)

Total inventories, net	$1,460.2	$1,384.3

Inventories are stated at the lower of cost (last-in, first-out (“LIFO”), first-in, first-out (“FIFO”), and average cost methods) or market, less progress payments. Most of the Company’s inventory is valued utilizing the LIFO costing methodology. Inventory of the Company’s non-U.S. operations is valued using average cost or FIFO methods. The effect of using the LIFO methodology to value inventory, rather than FIFO, decreased cost of sales by $29.2 million for the first nine months of 2012 compared to a decrease of $3.4 million for the first nine months of 2011.

Note 3. Property, Plant and Equipment

Property, plant and equipment at September 30, 2012 and December 31, 2011 was as follows (in millions):

	September 30, 2012	December 31, 2011
Land	$34.3	$34.0
Buildings	870.3	757.0
Equipment and leasehold improvements	3,264.8	3,146.2

	4,169.4	3,937.2
Accumulated depreciation and amortization	(1,687.1)	(1,568.4)

Total property, plant and equipment, net	$2,482.3	$2,368.8

The construction in progress portion of property, plant and equipment at September 30, 2012 was $501.7 million.

Note 4. Debt

Debt at September 30, 2012 and December 31, 2011 was as follows (in millions):

	September 30, 2012	December 31, 2011
Allegheny Technologies 5.95% Notes due 2021	$500.0	$500.0
Allegheny Technologies 4.25% Convertible Notes due 2014	402.5	402.5
Allegheny Technologies 9.375% Notes due 2019	350.0	350.0
Allegheny Ludlum 6.95% debentures due 2025	150.0	150.0
ATI Ladish Series B 6.14% Notes due 2016 (a)	25.1	31.8
ATI Ladish Series C 6.41% Notes due 2015 (b)	32.9	44.6
Domestic Bank Group $400 million unsecured credit facility	—	—
Foreign credit facilities	13.9	24.5
Industrial revenue bonds, due through 2020, and other	4.9	5.9

Total short-term and long-term debt	1,479.3	1,509.3
Short-term debt and current portion of long-term debt	16.8	27.3

Total long-term debt	$1,462.5	$1,482.0

(a)	Includes fair value adjustments of $2.2 million at September 30, 2012 and $3.2 million at December 31, 2011.
(b)	Includes fair value adjustments of $2.9 million at September 30, 2012 and $4.6 million at December 31, 2011.

The Company did not borrow funds under its $400 million senior unsecured domestic credit facility during the first nine months of 2012, although approximately $4 million has been utilized to support the issuance of letters of credit. This credit facility requires the Company to maintain a leverage ratio (consolidated total indebtedness net of cash on hand in excess of $50 million, divided by consolidated earnings before interest, taxes, depreciation and amortization, and non-cash pension expense) of not greater than 3.25, and maintain an interest coverage ratio (consolidated earnings before interest, taxes, and non-cash pension expense divided by interest expense) of not less than 2.0. For the three months ended September 30, 2012, the leverage ratio was 2.05, and the interest coverage ratio was 5.45.

The Company has an additional separate credit facility for the issuance of letters of credit. As of September 30, 2012, $32 million in letters of credit were outstanding under this facility.

In addition, Shanghai STAL Precision Stainless Steel Company Limited (STAL), the Company’s Chinese joint venture company in which ATI has a 60% interest, has a 205 million renminbi (approximately $32 million at September 30, 2012 exchange rates) revolving credit facility with a group of banks, which expires in August 2014. This credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners. As of September 30, 2012, there were no borrowings under this credit facility.

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

The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of September 30, 2012, the Company had entered into financial hedging arrangements primarily at the request of its customers, related to firm orders, for an aggregate notional amount of approximately 12% of its estimated annual nickel requirements. These nickel hedges extend to 2016.

At September 30, 2012, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility included natural gas cost hedges for approximately 75% of its annual forecasted domestic requirements for 2012, approximately 50% for 2013, approximately 25% for 2014, and approximately 5% for 2015, and electricity hedges for Western Pennsylvania operations of approximately 30% of its forecasted on-peak and off-peak requirements for 2012 and approximately 10% for 2014.

While the majority of the Company’s direct export sales are transacted in U.S. dollars, foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk. The Company may also enter into foreign currency forward contracts that are not designated as hedges, which are denominated in the same foreign currency in which export sales are denominated. At September 30, 2012, the outstanding financial derivatives, including both hedges and undesignated derivatives, that are used to manage the Company’s exposure to foreign currency, primarily euros, represented approximately 10% of its forecasted total international sales through 2014. In addition, the Company may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions.

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

(in millions): Asset derivatives	Balance sheet location	September 30, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$7.6	$9.5
Nickel and other raw material contracts	Prepaid expenses and other current assets	2.1	0.7
Natural gas contracts	Prepaid expenses and other current assets	0.4	—
Foreign exchange contracts	Other assets	4.5	5.9
Nickel and other raw material contracts	Other assets	2.4	1.1
Natural gas contracts	Other assets	0.8	—

Total derivatives designated as hedging instruments:		17.8	17.2

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	1.7	3.5

Total derivatives not designated as hedging instruments:		1.7	3.5

Total asset derivatives		$19.5	$20.7

Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Natural gas contracts	Accrued liabilities	$5.4	$10.1
Nickel and other raw material contracts	Accrued liabilities	0.7	1.6
Foreign exchange contracts	Accrued liabilities	0.1	—
Electricity contracts	Accrued liabilities	0.5	2.0
Natural gas contracts	Other long-term liabilities	1.4	3.3
Electricity contracts	Other long-term liabilities	0.3	—
Foreign exchange contracts	Other long-term liabilities	0.3	—
Nickel and other raw material contracts	Other long-term liabilities	0.1	0.1

Total derivatives designated as hedging instruments:		8.8	17.1

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accrued liabilities	0.6	—

Total derivatives not designated as hedging instruments:		0.6	—

Total liability derivatives		$9.4	$17.1

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

Activity with regard to derivatives designated as cash flow hedges for the three and nine month periods ended September 30, 2012 and 2011 was as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (a)		Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
Derivatives in Cash Flow	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
Hedging Relationships	2012	2011	2012	2011	2012	2011
Nickel and other raw material contracts	$4.8	$(4.2)	$(1.5)	$(2.5)	$—	$—
Natural gas contracts	1.2	(2.6)	(1.8)	(2.7)	—	—
Electricity contracts	0.2	—	(0.5)	—	—	—
Foreign exchange contracts	(1.4)	11.1	3.5	(0.2)	—	—

Total	$4.8	$4.3	$(0.3)	$(5.4)	$—	$—

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (a)		Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
Derivatives in Cash Flow	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
Hedging Relationships	2012	2011	2012	2011	2012	2011
Nickel and other raw material contracts	$0.1	$(7.2)	$(2.3)	$(0.5)	$—	$—
Natural gas contracts	(2.1)	(4.0)	(6.8)	(8.9)	—	—
Electricity contracts	(0.9)	—	(1.6)	—	—	—
Foreign exchange contracts	6.3	(2.4)	8.6	(1.3)	—	—

Total	$3.4	$(13.6)	$(2.1)	$(10.7)	$—	$—

(a)	The gains (losses) reclassified from accumulated OCI into income related to the effective portion of the derivatives are presented in cost of sales.
(b)	The gains (losses) recognized in income on derivatives related to the ineffective portion and the amount excluded from effectiveness testing are presented in selling and administrative expenses.

Assuming market prices remain constant with those at September 30, 2012, a gain of $2.1 million is expected to be recognized over the next 12 months.

The disclosures of gains or losses presented above for nickel and other raw material contracts and foreign currency contracts do not take into account the anticipated underlying transactions. Since these derivative contracts represent hedges, the net effect of any gain or loss on results of operations may be fully or partially offset.

Derivatives that are not designated as hedging instruments were as follows:

In millions	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Foreign exchange contracts	$(1.9)	$2.2	$(2.0)	$(1.3)

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

Note 6. Fair Value of Financial Instruments

The estimated fair value of financial instruments at September 30, 2012 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$281.0	$281.0	$281.0	$—
Derivative financial instruments:
Assets	19.5	19.5	—	19.5
Liabilities	9.4	9.4	—	9.4
Debt	1,479.3	1,728.6	1,651.8	76.8

The estimated fair value of financial instruments at December 31, 2011 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$380.6	$380.6	$380.6	$—
Derivative financial instruments:
Assets	20.7	20.7	—	20.7
Liabilities	17.1	17.1	—	17.1
Debt	1,509.3	1,791.3	1,684.5	106.8

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

For the three month periods ended September 30, 2012 and 2011, the components of pension expense and components of other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Service cost - benefits earned during the year	$8.8	$7.6	$0.8	$0.9
Interest cost on benefits earned in prior years	33.1	34.6	6.5	6.9
Expected return on plan assets	(45.4)	(49.1)	(0.2)	(0.2)
Amortization of prior service cost (credit)	1.6	2.8	(4.5)	(4.6)
Amortization of net actuarial loss	26.3	17.8	3.6	2.5

Total retirement benefit expense	$24.4	$13.7	$6.2	$5.5

For the nine month periods ended September 30, 2012 and 2011, the components of pension expense and components of other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost - benefits earned during the year	$26.3	$22.5	$2.4	$2.3
Interest cost on benefits earned in prior years	99.3	100.4	19.5	20.8
Expected return on plan assets	(136.1)	(142.9)	(0.6)	(0.8)
Amortization of prior service cost (credit)	4.8	8.4	(13.6)	(13.8)
Amortization of net actuarial loss	78.9	53.5	10.9	7.5

Total retirement benefit expense	$73.2	$41.9	$18.6	$16.0

Note 8. Income Taxes

Third quarter 2012 results included a provision for income taxes of $16.8 million, or 31.1% of income before tax, compared to $31.2 million, or 32.7% of income before tax, for the comparable prior year period.

For the first nine months of 2012, the provision for income taxes was $73.6 million or 32.3% of income before tax, compared to $100.6 million or 34.7% of income before tax, for the first nine months of 2011. The first nine months of 2012 included a discrete tax benefit of $4.2 million primarily related to state income taxes. The first nine months of 2011 included a discrete tax charge of $2.7 million primarily related to foreign income taxes.

Note 9. Business Segments

Following is certain financial information with respect to the Company’s business segments for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total sales:
High Performance Metals	$560.5	$557.9	$1,755.9	$1,515.6
Flat-Rolled Products	568.2	697.0	1,876.9	2,151.8
Engineered Products	128.4	139.2	415.4	406.3

	1,257.1	1,394.1	4,048.2	4,073.7

Intersegment sales:
High Performance Metals	21.2	23.2	69.1	84.3
Flat-Rolled Products	8.0	7.4	23.3	24.3
Engineered Products	7.4	10.9	25.4	33.5

	36.6	41.5	117.8	142.1

Sales to external customers:
High Performance Metals	539.3	534.7	1,686.8	1,431.3
Flat-Rolled Products	560.2	689.6	1,853.6	2,127.5
Engineered Products	121.0	128.3	390.0	372.8

	$1,220.5	$1,352.6	$3,930.4	$3,931.6

Operating profit:
High Performance Metals	$84.5	$95.7	$290.8	$274.2
Flat-Rolled Products	26.2	58.8	117.5	195.9
Engineered Products	8.8	7.3	34.3	27.5

Total operating profit	119.5	161.8	442.6	497.6

Corporate expenses	(14.9)	(20.9)	(52.4)	(72.5)
Interest expense, net	(17.2)	(23.4)	(55.7)	(70.1)
Closed company and other expenses	(2.7)	(2.9)	(14.8)	(7.6)
Retirement benefit expense	(30.6)	(19.2)	(91.8)	(57.9)

Income before income taxes	$54.1	$95.4	$227.9	$289.5

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

Corporate expenses for the three months ended September 30, 2012 were $14.9 million compared to $20.9 million for the three months ended September 30, 2011. The decrease in corporate expenses was primarily related to lower incentive compensation expenses associated with long-term performance plans.

Note 10. Per Share Information

The following table sets forth the computation of basic and diluted net income per common share:

(in millions, except per share amounts):	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator for basic net income per common share -
Net income attributable to ATI	$35.3	$62.3	$147.9	$182.6
Effect of dilutive securities:
4.25% Convertible Notes due 2014	2.1	2.5	6.5	7.5

Numerator for diluted net income per common share -
Net income available to ATI after assumed conversions	$37.4	$64.8	$154.4	$190.1

Denominator for basic net income per common share-weighted average shares	106.2	105.1	106.1	101.6
Effect of dilutive securities:
Share-based compensation	0.9	1.7	0.9	1.7
4.25% Convertible Notes due 2014	9.6	9.6	9.6	9.6

Denominator for diluted net income per common share – adjusted weighted average shares assuming conversions	116.7	116.4	116.6	112.9

Basic net income attributable to ATI per common share	$0.33	$0.59	$1.39	$1.80

Diluted net income attributable to ATI per common share	$0.32	$0.56	$1.32	$1.68

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

Allegheny Technologies Incorporated

Financial Information for Subsidiary and Guarantor Parent

Balance Sheets

September 30, 2012

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$3.1	$24.6	$253.3	$—	$281.0
Accounts receivable, net	0.4	218.7	466.6	—	685.7
Inventories, net	—	256.8	1,203.4	—	1,460.2
Prepaid expenses and other current assets	0.7	9.0	48.2	—	57.9

Total current assets	4.2	509.1	1,971.5	—	2,484.8
Property, plant and equipment, net	2.9	777.3	1,702.1	—	2,482.3
Cost in excess of net assets acquired	—	112.1	628.2	—	740.3
Investments in subsidiaries and other assets	5,681.0	206.5	692.9	(6,209.0)	371.4

Total assets	$5,688.1	$1,605.0	$4,994.7	$(6,209.0)	$6,078.8

Liabilities and stockholders’ equity:
Accounts payable	$5.6	$192.1	$211.6	$—	$409.3
Accrued liabilities	1,203.2	358.3	473.5	(1,698.3)	336.7
Deferred income taxes	12.9	—	—	—	12.9
Short-term debt and current portion of long-term debt	—	0.1	16.7	—	16.8

Total current liabilities	1,221.7	550.5	701.8	(1,698.3)	775.7
Long-term debt	1,252.5	350.6	59.4	(200.0)	1,462.5
Accrued postretirement benefits	—	200.2	269.4	—	469.6
Pension liabilities	423.0	5.3	59.7	—	488.0
Deferred income taxes	21.8	—	—	—	21.8
Other long-term liabilities	24.2	20.2	71.9	—	116.3

Total liabilities	2,943.2	1,126.8	1,162.2	(1,898.3)	3,333.9

Total stockholders’ equity	2,744.9	478.2	3,832.5	(4,310.7)	2,744.9

Total liabilities and stockholders’ equity	$5,688.1	$1,605.0	$4,994.7	$(6,209.0)	$6,078.8

Allegheny Technologies Incorporated

Financial Information for Subsidiary and Guarantor Parent

Statements of Income and Comprehensive Income

For the three months ended September 30, 2012

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$483.6	$736.9	$—	$1,220.5
Cost of sales	15.1	453.8	588.8	—	1,057.7
Selling and administrative expenses	34.9	10.8	46.0	—	91.7

Income (loss) before interest, other income and income taxes	(50.0)	19.0	102.1	—	71.1
Interest expense, net	(14.7)	(2.7)	0.2	—	(17.2)
Other income including equity in income of unconsolidated subsidiaries	118.8	(5.2)	7.8	(121.2)	0.2

Income before income tax provision	54.1	11.1	110.1	(121.2)	54.1
Income tax provision	16.8	4.6	35.9	(40.5)	16.8

Net income	37.3	6.5	74.2	(80.7)	37.3
Less: Net income attributable to noncontrolling interests	2.0	—	2.0	(2.0)	2.0

Net income attributable to ATI	$35.3	$6.5	$72.2	$(78.7)	$35.3

Comprehensive income attributable to ATI	$71.8	$6.3	$87.3	$(93.6)	$71.8

Allegheny Technologies Incorporated Financial Information for Subsidiary and Guarantor Parent Statements of Income and Comprehensive Income For the nine months ended September 30, 2012

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$1,614.2	$2,316.2	$—	$3,930.4
Cost of sales	41.8	1,488.7	1,831.2	—	3,361.7
Selling and administrative expenses	112.9	33.2	139.7	—	285.8

Income (loss) before interest, other income and income taxes	(154.7)	92.3	345.3	—	282.9
Interest expense, net	(47.3)	(7.9)	(0.5)	—	(55.7)
Other income including equity in income of unconsolidated subsidiaries	429.9	(16.1)	24.3	(437.4)	0.7

Income before income tax provision	227.9	68.3	369.1	(437.4)	227.9
Income tax provision	73.6	26.9	125.0	(151.9)	73.6

Net income	154.3	41.4	244.1	(285.5)	154.3
Less: Net income attributable to noncontrolling interests	6.4	—	6.4	(6.4)	6.4

Net income attributable to ATI	$147.9	$41.4	$237.7	$(279.1)	$147.9

Comprehensive income attributable to ATI	$213.6	$40.6	$249.2	$(289.8)	$213.6

Condensed Statements of Cash Flows

For the nine months ended September 30, 2012

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(21.7)	$(38.6)	$310.3	$(4.2)	$245.8

Cash flows used in investing activities	(1.0)	(192.3)	(50.8)	—	(244.1)

Cash flows provided by (used in) financing activities	25.1	125.8	(256.4)	4.2	(101.3)

Increase (decrease) in cash and cash equivalents	$2.4	$(105.1)	$3.1	$—	$(99.6)

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

Allegheny Technologies Incorporated

Financial Information for Subsidiary and Guarantor Parent

Statements of Income and Comprehensive Income

For the three months ended September 30, 2011

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$596.0	$756.6	$—	$1,352.6
Cost of sales	5.2	525.9	605.7	—	1,136.8
Selling and administrative expenses	40.2	15.8	40.7	—	96.7

Income (loss) before interest, other income and income taxes	(45.4)	54.3	110.2	—	119.1
Interest income (expense), net	(20.5)	(2.7)	(0.2)	—	(23.4)
Other income including equity in income of unconsolidated subsidiaries	161.3	1.1	0.8	(163.5)	(0.3)

Income before income tax provision	95.4	52.7	110.8	(163.5)	95.4
Income tax provision	31.2	21.2	39.8	(61.0)	31.2

Net income	64.2	31.5	71.0	(102.5)	64.2
Less: Net income attributable to noncontrolling interests	1.9	—	1.9	(1.9)	1.9

Net income attributable to ATI	$62.3	$31.5	$69.1	$(100.6)	$62.3

Comprehensive income attributable to ATI	$64.6	$28.1	$53.0	$(81.1)	$64.6

Allegheny Technologies Incorporated Financial Information for Subsidiary and Guarantor Parent Statements of Income and Comprehensive Income For the nine months ended September 30, 2011

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$1,851.0	$2,080.6	$—	$3,931.6
Cost of sales	20.6	1,641.6	1,625.2	—	3,287.4
Selling and administrative expenses	130.5	35.4	118.8	—	284.7

Income (loss) before interest, other income and income taxes	(151.1)	174.0	336.6	—	359.5
Interest expense, net	(62.0)	(7.8)	(0.3)	—	(70.1)
Other income including equity in income of unconsolidated subsidiaries	502.6	2.9	0.9	(506.3)	0.1

Income before income tax provision	289.5	169.1	337.2	(506.3)	289.5
Income tax provision	100.6	65.3	121.3	(186.6)	100.6

Net income	188.9	103.8	215.9	(319.7)	188.9
Less: Net income attributable to noncontrolling interests	6.3	—	6.3	(6.3)	6.3

Net income attributable to ATI	$182.6	$103.8	$209.6	$(313.4)	$182.6

Comprehensive income attributable to ATI	$210.4	$98.8	$209.1	$(307.9)	$210.4

Condensed Statements of Cash Flows

For the nine months ended September 30, 2011

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$34.9	$(16.2)	$88.8	$—	$107.5

Cash flows used in investing activities	(384.2)	(84.5)	(35.5)	(10.8)	(515.0)

Cash flows provided by (used in) financing activities	352.5	94.2	(50.8)	10.8	406.7

Increase (decrease) in cash and cash equivalents	$3.2	$(6.5)	$2.5	$—	$(0.8)

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

At September 30, 2012, the Company’s reserves for environmental remediation obligations totaled approximately $15 million, of which $8 million was included in other current liabilities. The reserve includes estimated probable future costs of $5 million for federal Superfund and comparable state-managed sites; $7 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $2 million for owned or controlled sites at which Company operations have been discontinued; and $1 million for sites utilized by the Company in its ongoing operations. The Company continues to evaluate whether it may be able to recover a portion of past and future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate.

Based on currently available information, it is reasonably possible that costs for active matters may exceed the Company’s recorded reserves by as much as $2 million. However, future investigation or remediation activities may result in the discovery of additional hazardous materials, potentially higher levels of contamination than discovered during prior investigation, and may impact costs of the success or lack thereof in remedial solutions. Therefore, future developments, administrative actions or liabilities relating to environmental matters could have a material adverse effect on the Company’s financial condition or results of operations.

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

A number of other lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its currently and formerly owned businesses, including those pertaining to product liability, patent infringement, commercial, government contracting, employment, employee and retiree benefits, taxes, environmental, health and safety, occupational disease, and stockholder matters. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Allegheny Technologies is one of the largest and most diversified specialty metals producers in the world. We use innovative technologies to offer global markets a wide range of specialty metals solutions. Our products include titanium and titanium alloys, nickel-based alloys and superalloys, zirconium, hafnium, and niobium, advanced powder alloys, stainless and specialty steel alloys, grain-oriented electrical steel, tungsten-based materials and cutting tools, forgings, castings, and fabrication and machining capabilities. Our specialty metals are produced in a wide range of alloys and product forms and are selected for use in applications that demand metals having exceptional hardness, toughness, strength, resistance to heat, corrosion or abrasion, or a combination of these characteristics. ATI is a fully integrated supplier, from alloy development, to raw materials (for titanium sponge) to melting and hot-working (for other specialty alloy systems), through highly engineered finished components.

Sales for the third quarter 2012 were $1.22 billion, compared to $1.35 billion in the third quarter 2011. Compared to the third quarter 2011, sales increased 1% in the High Performance Metals segment. Raw material surcharges were lower due to declines in nickel raw material and titanium scrap costs. In the Flat-Rolled Products segment, sales declined 19% primarily due to lower raw material surcharges, lower base prices for standard stainless products, and reduced shipments of titanium products to the industrial markets due to project delays. Sales decreased 6% in the Engineered Products segment due to reduced demand for tungsten-based products and from the electrical energy market. For the first nine months of 2012, total sales were $3.93 billion, comparable to the same period of 2011.

Demand from the global aerospace and defense, electrical energy, oil and gas, chemical process industry, and medical markets represented 68% of our sales for the first nine months of 2012. Comparative information for our overall revenues (in millions) by market and their respective percentages of total revenues for the three and nine month periods ended September 30, 2012 and 2011 were as follows:

Market	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
Aerospace & Defense	$395.1	32%	$415.2	31%
Oil & Gas/Chemical Process Industry	229.9	19%	284.0	21%
Electrical Energy	148.0	12%	205.9	15%
Medical	51.7	4%	64.7	5%

Subtotal - Key Markets	824.7	67%	969.8	72%

Construction/Mining	100.4	8%	84.1	6%
Automotive	91.5	7%	80.0	6%
Food Equipment & Appliances	56.1	5%	56.4	4%
Transportation	54.0	4%	58.5	4%
Electronics/Computers/Communication	42.9	4%	42.3	3%
Machine & Cutting Tools	30.7	3%	43.9	3%
Conversion Services & Other	20.2	2%	17.6	2%

Total	$1,220.5	100%	$1,352.6	100%

Market	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
Aerospace & Defense	$1,246.0	32%	$1,108.8	28%
Oil & Gas/Chemical Process Industry	769.1	20%	864.5	22%
Electrical Energy	463.8	12%	594.9	15%
Medical	165.6	4%	203.2	5%

Subtotal - Key Markets	2,644.5	68%	2,771.4	70%

Construction/Mining	314.2	8%	241.2	6%
Automotive	306.7	8%	302.6	8%
Transportation	173.6	4%	161.7	4%
Food Equipment & Appliances	169.2	4%	172.1	4%
Electronics/Computers/Communication	128.8	3%	120.6	3%
Machine & Cutting Tools	101.5	3%	106.8	3%
Conversion Services & Other	91.9	2%	55.2	2%

Total	$3,930.4	100%	$3,931.6	100%

For the first nine months of 2012, direct international sales were $1.4 billion and represented nearly 36% of total sales. Sales of our high-value products (titanium and titanium alloys, nickel-based alloys and specialty alloys, zirconium and related alloys, precision forgings and castings, grain-oriented electrical steel, precision and engineered strip, and tungsten materials) represented 79% of total sales.

Total titanium mill product shipments for the first nine months of 2012, including ATI-produced products for our Uniti titanium joint venture, were 28.7 million pounds, a 20% decrease compared to the first nine months of 2011, due to timing delays of certain large projects, primarily affecting our Flat-Rolled Products business segment, and lower overall demand due to reduced global GDP growth.

Segment operating profit for the third quarter 2012 was $119.5 million, or 9.8% of sales, compared to $161.8 million, or 12.0% of sales for the third quarter 2011. Segment operating profit for the third quarter 2012 decreased 12% to $84.5 million in the High Performance Metals segment, and 55% to $26.2 million in the Flat-Rolled Products segment, while improving 21% to $8.8 million in the Engineered Products segment compared to the same period of the prior year. The third quarter 2012 segment operating profit was negatively affected by a less favorable product mix and lower bases prices. Results for the third quarter 2012 included a LIFO inventory valuation reserve benefit of $22.1 million which was partially offset by higher costs for raw material, primarily nickel, resulting from a misalignment of the raw material surcharge with raw material costs due to the long manufacturing cycle of certain products. The third quarter 2011 included a LIFO inventory valuation reserve benefit of $12.5 million.

Segment operating profit for the nine months ended September 30, 2012 was $442.6 million, or 11.3% of sales, compared to $497.6 million, or 12.7% of sales for the nine months ended September 30, 2011.

Segment operating profit as a percentage of sales for the three and nine month periods ended September 30, 2012 and 2011 was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
High Performance Metals	15.7%	17.9%	17.2%	19.2%
Flat-Rolled Products	4.7%	8.5%	6.3%	9.2%
Engineered Products	7.3%	5.7%	8.8%	7.4%

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

Income before tax for the third quarter 2012 was $54.1 million, or 4.4% of sales, compared to $95.4 million, or 7.1% of sales for the third quarter 2011. Higher retirement benefit expense, primarily due to the utilization of a lower discount rate to value retirement benefit obligations and lower than expected returns on plan assets, more than offset lower corporate expenses and lower interest expense. The third quarter 2011 included Ladish acquisition costs of $12.6 million primarily related to inventory fair value adjustments. Income before tax for the first nine months of 2012 was $227.9 million, or 5.8% of sales, compared to $289.5 million, or 7.4% of sales for the comparable 2011 period.

Net income attributable to ATI for the third quarter 2012 was $35.3 million, or $0.32 per share, compared to $62.3 million, or $0.56 per share for the third quarter 2011. Results for the third quarter 2012 were impacted by higher retirement benefit expense of $7.5 million, net of tax, or $0.07 per share, compared to the same period of 2011. Results for the third quarter 2011 included $8.3 million, net of tax, or $0.07 per share of ATI Ladish acquisition-related expenses. For the nine months ended September 30, 2012, net income attributable to ATI was $147.9 million, or $1.32 per share, compared $182.6 million, or $1.68 per share for the first nine months of 2011. Results for 2012 included $22.3 million, net of tax, or $0.19 per share, of higher retirement benefit expense. The prior year-to-date period included non-recurring charges of $26.8 million primarily related to ATI Ladish acquisition costs, accelerated recognition of equity-based compensation due to executive retirements, and a discrete tax charge primarily related to foreign taxes.

At September 30, 2012, we had cash on hand of $281.0 million, an increase of $70.1 million from June 30, 2012 but a decrease of $99.6 million from year-end 2011. Cash flow provided by operations for the first nine months of 2012 was $245.8 million and included an investment of $112.4 million in managed working capital. Additionally, in the first nine months of 2012, we invested $245.6 million in capital expenditures, primarily related to the Flat-Rolled Products segment’s Hot-Rolling and Processing Facility. Net debt to total capitalization was 31.2% and total debt to total capitalization was 35.9% at September 30, 2012. At December 31, 2011, net debt to total capitalization was 31.3% and total debt to total capitalization was 37.9%.

We remain focused on long-term value creation for our stockholders, through the business cycles, while delivering superior value for our customers. ATI’s diversification and focus on high-value global markets with strong secular growth gives us continued expectation of long-term revenue growth and improved profitability. Our industry-leading specialty metals technologies, diversified alloy systems and product forms, global and diversified market focus, unsurpassed manufacturing capabilities, and integrated capabilities from alloy development, to raw materials (titanium sponge), to melting and hot-working, to finished value-added components and parts are unique in the world. This strategy has ATI well-positioned to achieve significant revenue and earnings growth over the next three to five years, as global economic conditions improve. During that time, we expect strong secular growth in our key global markets of aerospace, oil and gas/chemical process industry, electrical energy, and medical. We have identified and targeted nearly $2 billion in potential new annual revenue growth within the next five years from our new manufacturing capabilities and innovative new products.

We expect business conditions in the fourth quarter 2012 to remain challenging. Except for the U.S. election, meaningful progress on the main reasons for the current global economic uncertainty - the U.S. ‘fiscal cliff’, the euro-zone debt crisis, and slower growth in China - is not expected until the first half of 2013. Therefore, we expect continued soft demand and aggressive inventory management by most of our customers to continue through the fourth quarter 2012. As a result, we now expect fourth quarter results to be lower than the 2012 third quarter. For the full year, we expect sales in the range of $5.0 to $5.1 billion and full-year segment operating profit as a percent of sales of approximately 10.5%.

Business Segment Results

We operate in three business segments: High Performance Metals, Flat-Rolled Products, and Engineered Products. These segments represented the following percentages of our total revenues and segment operating profit for the first nine months of 2012 and 2011:

	2012		2011
	Revenue	Operating Profit	Revenue	Operating Profit
High Performance Metals	43%	66%	36%	55%

Flat-Rolled Products	47%	26%	54%	39%

Engineered Products	10%	8%	10%	6%

High Performance Metals Segment

Third quarter 2012 sales increased 1% to $539.3 million compared to the third quarter 2011. Mill product shipments of nickel-based alloys and superalloys increased 11% due to demand from the aerospace market. Mill product shipments of specialty alloys increased 66% due to strong demand from the oil and gas market. Shipments of titanium and titanium alloys mill products were 2% lower due primarily to reduced demand from the jet engine aftermarket. Zirconium and related alloys shipments declined 14%, primarily due to reduced demand from the nuclear energy market and the chemical process industry. Average mill products selling prices decreased 6% for nickel-based and specialty alloys, primarily due to lower raw material surcharges, partially offset by a higher value-added product mix. Average selling prices decreased 4% for specialty alloys due to lower raw material surcharges and a less favorable product mix. Average selling prices decreased 1% for titanium and titanium alloys due to lower raw material surcharges. Average selling prices increased 7% for zirconium and related alloys primarily due to product mix. Sales for high performance castings and forgings were flat, primarily due to better demand for airframe and construction and mining components, which was offset by lower raw material surcharges and lower demand from the jet engine aftermarket.

Comparative information for our High Performance Metals segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended September 30, 2012 and 2011 is as follows:

Market	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
Aerospace:
Jet Engines	$172.7	32%	$186.1	35%
Airframes	95.7	18%	80.8	15%
Government	51.8	9%	61.9	12%

Total Aerospace	320.2	59%	328.8	62%

Defense	26.4	5%	26.3	5%
Oil & Gas/Chemical Process Industry	56.9	11%	35.5	7%
Medical	43.6	8%	47.3	9%
Electrical Energy	42.4	8%	47.0	9%
Construction/Mining	16.1	3%	12.7	2%
Other	33.7	6%	37.1	6%

Total	$539.3	100%	$534.7	100%

Segment operating profit in the third quarter 2012 decreased to $84.5 million, or 15.7% of total sales, including surcharges, compared to $95.7 million, or 17.9% of total sales, for the third quarter 2011. Compared to the prior year third quarter, the third quarter 2012 benefited from the absence of $12.5 million of inventory purchase accounting charges recorded in the third quarter 2011 resulting from the May 2011 acquisition of ATI Ladish. Segment operating profit in the third quarter of 2012 was negatively affected by a less favorable product mix and approximately $6 million of costs associated with adjusting production levels with expected lower demand from nuclear energy market. Third quarter 2012 segment operating profit included a LIFO inventory valuation reserve benefit of $12.1 million which was partially offset by higher costs for raw materials, primarily nickel, resulting from the misalignment of the raw material surcharge with raw material costs due to the long manufacturing cycle of certain products. The third quarter 2011 segment operating profit included a LIFO inventory valuation reserve charge of $4.2 million. Results benefited from $16.0 million in gross cost reductions in the third quarter 2012.

Certain comparative information on the segment’s mill products for the three months ended September 30, 2012 and 2011 is provided in the following table. Mill products volume and average price information includes shipments to ATI Ladish for all periods presented.

	Three Months Ended September 30,
	2012	2011	Change
Mill Products Volume (000’s pounds):
Titanium	6,614	6,773	(2%)
Nickel-based and specialty alloys	14,434	11,448	26%
Zirconium and related alloys	843	976	(14%)

Mill Products Average Prices (per pound):
Titanium	$21.95	$22.13	(1%)
Nickel-based and specialty alloys	$14.68	$16.40	(10%)
Zirconium and related alloys	$75.86	$70.77	7%

For the nine months ended September 30, 2012, segment sales increased 18% to $1.69 billion, primarily as a result of increased demand from the aerospace and oil and gas markets plus sales associated with the acquisition of ATI Ladish in May 2011. Compared to the same period from the prior year, mill products shipments of nickel-based and superalloys increased 9% due to demand from the jet engine market. Mill products of specialty alloys increased 46% due to strong demand from the oil and gas market. Shipments for titanium and titanium alloys declined 3%, although product mix improved, and shipments of zirconium and related alloys decreased 9% primarily due to reduced demand from the nuclear energy market and the timing of projects for the chemical process industry. Average mill products selling prices overall for nickel-based and specialty alloys decreased 4%, due to a less favorable product mix and lower raw material surcharges. Mill products average selling prices decreased 1% for nickel-based alloys and superalloys, while average selling prices increased 1% for specialty alloys. Average selling prices increased 5% for titanium and titanium alloys and 9% for zirconium and related alloys due to a favorable product mix.

Comparative information for our High Performance Metals revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the nine month periods ended September 30, 2012 and 2011 is as follows:

Market	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
Aerospace:
Jet Engines	$557.2	33%	$486.1	34%
Airframes	299.2	18%	229.0	16%
Government	154.0	9%	138.1	10%

Total Aerospace	1,010.4	60%	853.2	60%

Defense	76.4	5%	73.6	5%
Oil & Gas/Chemical Process Industry	169.0	10%	130.6	9%
Medical	139.7	8%	122.4	9%
Electrical Energy	125.2	7%	140.9	10%
Construction/Mining	55.8	3%	21.8	1%
Other	110.3	7%	88.8	6%

Total	$1,686.8	100%	$1,431.3	100%

Segment operating profit for the first nine months of 2012 increased to $290.8 million, or 17.2% of sales, compared to $274.2 million, or 19.2% of sales, for the comparable 2011 period. The increase in operating profit primarily resulted from higher shipment volumes for nickel-based and specialty alloys, the absence of $25.7 million of ATI Ladish acquisition-related inventory charges, and the benefits of gross cost reductions. Year to date 2012 segment results were unfavorably impacted by approximately $10 million of higher cost raw materials, primarily nickel, that did not align with declining raw material indices due to the length of the production cycle for certain products, $2 million of workforce reduction charges, and $6 million of costs associated with adjusting production levels to expected lower demand from the nuclear energy market. Operating profit for the first nine months of 2012 included a $12.6 million LIFO inventory valuation reserve benefit, compared to a $12.6 million LIFO inventory valuation reserve charge in the first nine months of 2011.

Certain comparative information on the segment’s mill products for the nine months ended September 30, 2012 and 2011 is provided in the following table. Mill products volume and average price information includes shipments to ATI Ladish for all periods presented.

	Nine Months Ended September 30,
	2012	2011	Change
Mill Products Volume (000’s pounds):
Titanium	20,195	20,830	(3%)
Nickel-based and specialty alloys	43,211	36,061	20%
Zirconium and related alloys	2,759	3,046	(9%)

Mill Products Average Prices (per pound):
Titanium	$22.54	$21.49	5%
Nickel-based and specialty alloys	$15.01	$15.64	(4%)
Zirconium and related alloys	$72.13	$66.06	9%

Flat-Rolled Products Segment

Third quarter 2012 sales decreased 19% compared to the third quarter 2011, to $560.2 million, primarily due to lower raw material surcharges and reduced base prices for most products. Shipments of high-value products declined 3% compared to the third quarter 2011 as higher shipments of our nickel-based alloys, specialty alloys and Precision Rolled Strip® products were offset by reduced shipments of our grain-oriented electrical steel and titanium products. Shipments of standard stainless products (sheet and plate) increased 10%. Third quarter 2012 Flat-Rolled Products segment titanium shipments, including Uniti joint venture conversion, were 2.6 million pounds, a 7% decrease compared to the second quarter 2012 and a 50% decrease compared to the third quarter 2011, primarily due to timing delays of certain large projects and lower overall demand from global industrial markets. Average selling prices, which include surcharges, declined 21% for standard stainless products due to lower base prices and lower raw material surcharges. Average selling prices for high-value products decreased 19% due to product mix and lower material surcharges.

Comparative information for our Flat-Rolled Products revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended September 30, 2012 and 2011 is as follows:

Market	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
Oil & Gas/Chemical Process Industry	$139.0	25%	$214.4	31%
Electrical Energy	99.0	18%	149.7	22%
Automotive	82.3	15%	68.4	10%
Construction/Mining	62.6	11%	52.3	8%
Food Equipment & Appliances	55.8	10%	53.4	8%
Aerospace & Defense	38.3	7%	49.4	7%
Electronics/Computers/Communication	39.9	7%	40.0	6%
Transportation	30.0	5%	31.8	5%
Medical	4.9	1%	15.4	2%
Other	8.4	1%	14.8	1%

Total	$560.2	100%	$689.6	100%

Segment operating profit for the third quarter 2012 was $26.2 million, or 4.7% of sales, compared to $58.8 million, or 8.5% of sales, for the third quarter 2011 primarily due primarily to lower base prices for standard stainless and grain-oriented electrical steel products, and reduced shipments of certain high-value products due to delays of major project business. The third quarter 2012 include a LIFO inventory valuation reserve benefit of $8.8 million, which was partially offset by higher costs for raw materials, primarily nickel, that did not align with raw material surcharges. In the third quarter 2011, a LIFO inventory valuation reserve benefit of $24.0 million was recognized. The third quarter 2012 benefited from $9.3 million in gross cost reductions.

Comparative information on the segment’s products for the three months ended September 30, 2012 and 2011 is provided in the following table:

	Three Months Ended September 30,
	2012	2011	Change
Volume (000’s pounds):
High value	118,907	122,504	(3%)
Standard	159,810	145,901	10%

Total	278,717	268,405	4%

Average prices (per lb.):
High value	$2.79	$3.45	(19%)
Standard	$1.40	$1.78	(21%)
Combined Average	$1.99	$2.54	(22%)

For the nine months ended September 30, 2012, sales were $1.85 billion, a 13% decrease compared to the 2011 period, primarily due to lower raw material surcharges and base prices. Shipments of standard stainless sheet products increased 7% while high-value products shipments were 2% lower. Average transaction prices for all products, which include surcharges, were 16% lower due to lower raw material surcharges and lower base prices primarily for standard stainless products.

Comparative information for our Flat-Rolled Products revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the nine month periods ended September 30, 2012 and 2011 is as follows:

Market	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
Oil & Gas/Chemical Process Industry	$488.2	26%	$632.2	30%
Electrical Energy	316.7	17%	442.8	21%
Automotive	278.2	15%	268.5	13%
Construction/Mining	193.9	11%	163.9	8%
Food Equipment & Appliances	166.7	9%	169.1	8%
Aerospace & Defense	126.3	7%	153.1	7%
Electronics/Computers/Communication	120.3	6%	114.1	5%
Transportation	91.9	5%	89.1	4%
Medical	17.0	1%	55.4	3%
Other	54.4	3%	39.3	1%

Total	$1,853.6	100%	$2,127.5	100%

Segment operating profit for the nine months ended September 30, 2012 declined to $117.5 million, or 6.3% of sales, compared to $195.9 million, or 9.2% of sales, for the comparable 2011 period due to a higher mix of standard stainless products and higher raw material costs, primarily nickel, which did not align with declining raw material surcharges. Results for the first nine months of 2012 included a $15.8 million LIFO inventory valuation reserve benefit, compared to a LIFO inventory valuation reserve benefit of $29.7 million in the comparable 2011 period. Results for the nine months ended September 30, 2012 benefited from $33.8 million of gross cost reductions.

Comparative information on the segment’s products for the nine months ended September 30, 2012 and 2011 is provided in the following table:

	Nine Months Ended September 30,
	2012	2011	Change
Volume (000’s pounds):
High value	368,204	374,316	(2%)
Standard	500,685	465,955	7%

Total	868,889	840,271	3%

Average prices (per lb.):
High value	$2.97	$3.33	(11%)
Standard	$1.50	$1.86	(19%)
Combined Average	$2.12	$2.52	(16%)

Engineered Products Segment

Sales for the third quarter 2012 were $121.0 million, a 6% decrease compared to the third quarter 2011, primarily as a result of weaker demand for tungsten-based products. Sales for the nine months ended September 30, 2012 were $390.0 million, an increase of 5% compared to the first nine months of 2011.

Comparative information for our Engineered Products revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three and nine month periods ended September 30, 2012 and 2011 is as follows:

Market	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
Oil & Gas/Chemical Process Industry	$34.0	28%	$34.1	27%
Machine & Cutting Tools	19.0	16%	24.4	19%
Transportation	19.3	16%	19.4	15%
Construction/Mining	21.7	18%	18.0	14%
Aerospace & Defense	10.1	8%	8.9	7%
Electrical Energy	6.5	5%	10.6	8%
Automotive	6.3	5%	7.4	6%
Medical	3.2	3%	2.2	2%
Other	0.9	1%	3.3	2%

Total	$121.0	100%	$128.3	100%

Market	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
Oil & Gas/Chemical Process Industry	$111.9	29%	$101.7	27%
Machine & Cutting Tools	63.6	16%	63.7	17%
Transportation	63.3	16%	59.9	16%
Construction/Mining	64.5	17%	50.3	14%
Aerospace & Defense	32.8	8%	29.7	8%
Electrical Energy	21.9	6%	28.9	8%
Automotive	20.1	5%	23.9	6%
Medical	8.9	2%	6.9	2%
Other	3.0	1%	7.8	2%

Total	$390.0	100%	$372.8	100%

Segment operating profit for the third quarter 2012 increased to $8.8 million, compared to $7.3 million in the third quarter 2011. Results included a LIFO inventory valuation reserve benefit of $1.2 for the third quarter 2012, compared to a LIFO inventory valuation reserve charge of $7.3 million for the prior year quarter. Segment operating profit benefited from $1.7 million in gross cost reductions in the third quarter 2012. Segment operating profit for the nine months ended September 30, 2012 was $34.3 million compared to segment operating profit of $27.5 million for the first nine months of 2011. Results for the nine months ended September 30, 2012 included a LIFO inventory valuation reserve benefit of $0.8 million, compared to a LIFO inventory valuation reserve charge of $13.7 million for the prior nine months period.

Corporate Items

Corporate expenses for the third quarter 2012 were $14.9 million, compared to $20.9 million in the third quarter 2011. For the nine months ended September 30, 2012, corporate expenses were $52.4 million, compared to $72.5 million for the nine months ended September 30, 2011. The decreases in corporate expenses in 2012 were primarily related to lower incentive compensation expenses associated with long-term performance plans in both the quarter and year to date periods, and on a year-to-date basis also due to the absence of ATI Ladish transaction costs incurred in 2011 and the prior year’s accelerated recognition of equity-based compensation expense due to executive retirements.

Interest expense, net of interest income, in the third quarter 2012 was $17.2 million, compared to net interest expense of $23.4 million in the third quarter 2011. On a year-to-date basis, net interest expense for the first nine months of 2012 was $55.7 million compared to $70.1 million for the first nine months of 2011. The decrease in interest expense was primarily due to lower debt levels and increased capitalized interest on major strategic capital projects. Interest expense benefited from the capitalization of interest costs on major strategic capital projects of $6.6 million in the third quarter 2012, compared to $3.1 million in the third quarter 2011. For the nine months ended September 30, 2012 and 2011, capitalized interest was $16.8 million and $8.5 million, respectively.

Other expenses, which include charges incurred in connection with closed operations, and other non-operating income or expense, for the third quarter 2012 was $2.7 million, compared to $2.9 million for the third quarter 2011. For the nine months ended September 30, 2012, other expenses were $14.8 million compared to $7.6 million for the comparable 2011 period. The increases over the prior year were primarily related to higher environmental and legal expenses associated with closed operations and unfavorable foreign currency exchange fluctuations. These items are presented primarily in selling and administrative expenses, and in other income (expense) in the consolidated statement of operations.

Retirement benefit expense, which includes pension expense and other postretirement expense, increased to $30.6 million in the third quarter 2012, compared to $19.2 million in the third quarter 2011. This increase was primarily due to the utilization of a lower discount rate to value retirement benefit obligations and lower than expected returns on plan assets, and represented additional expense of $7.5 million, net of tax, or $0.07 per share, compared to the third quarter 2011. For the third quarter 2012, retirement benefit expense of $22.4 million was included in cost of sales and $8.2 million was included in selling and administrative expenses. For the third quarter 2011, the amount of retirement benefit expense included in cost of sales was $13.6 million, and the amount included in selling and administrative expenses was $5.6 million. For the nine months ended September 30, 2012, retirement benefit expense was $91.8 million, compared to $57.9 million for the nine months ended September 30, 2011, a $22.3 million increase net of tax, or $0.19 per share. For the nine months ended September 30, 2012, retirement benefit expense of $66.7 million was included in cost of sales, and $25.1 million was included in selling and administrative expenses. For the prior year to date period, retirement benefit expense of $40.8 million was included in costs of sales and $17.1 million was included in selling and administrative expenses.

Income Taxes

The third quarter 2012 provision for income taxes was $16.8 million, or 31.1% of income before tax, compared to the third quarter 2011 provision for income taxes of $31.2 million, or 32.7% of income before tax. For the nine months ended September 30, 2012, the income tax provision was $73.6 million, or 32.3% of income before tax. The first nine months of 2012 included discrete tax benefits of $4.2 million primarily related to state income taxes. The income tax provision for the nine months ended September 30, 2011 was $100.6 million, or 34.7% of income before taxes, and included discrete tax charges of $2.7 million primarily related to foreign income taxes.

Financial Condition and Liquidity

We believe that internally generated funds, current cash on hand, and available borrowings under existing credit lines will be adequate to meet foreseeable liquidity needs, including a substantial expansion of our production capabilities over the next few years and scheduled debt maturities. We did not borrow funds under our senior unsecured domestic credit facility during the first nine months of 2012. However, as of September 30, 2012, approximately $4 million of this facility was utilized to support letters of credit.

If we needed to obtain additional financing using the credit markets, the cost and the terms and conditions of such borrowings may be influenced by our credit rating. Changes in our credit rating do not impact our access to, or the cost of, our existing credit facilities.

We have no off-balance sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.

Cash Flow and Working Capital

For the nine months ended September 30, 2012, cash flow provided by operations was $245.8 million, including an investment of $112.4 million in managed working capital. Cash used in investing activities was $244.1 million in the first nine months of 2012 and consisted primarily of capital expenditures. Cash used in financing activities was $101.3 million in the first nine months of 2012 and included dividend payments of $57.3 million, $18.2 million of tax payments on share-based compensation associated with performance-based plans, and $27.0 million of net debt requirements. At September 30, 2012, cash and cash equivalents on hand totaled $281.0 million, a decrease of $99.6 million from year end 2011. As of September 30, 2012, $100.1 million of cash and cash equivalents were held by our foreign subsidiaries.

As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable and gross inventories, less accounts payable. In measuring performance in controlling managed working capital, we exclude the effects of LIFO inventory valuation reserves, excess and obsolete inventory reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. At September 30, 2012, managed working capital increased to 39.1% of annualized sales, compared to 37.8% of annualized sales at December 31, 2011. During the first nine months of 2012, managed working capital increased by $112.4 million, to $1.9 billion. The growth in managed working capital from December 31, 2011 resulted from a $25.1 million decrease in accounts receivable, a $54.2 million increase in inventory, and an $83.3 million decrease in accounts payable. While accounts receivable balances decreased during 2012, days sales outstanding, which measures actual collection timing for accounts receivable, remained unchanged compared to year end 2011. Gross inventory turns, which exclude the effect of LIFO inventory valuation reserves, remained essentially unchanged at September 30, 2012 compared to year end 2011.

The Components of managed working capital were as follows:

(in millions)	September 30, 2012	December 31, 2011
Accounts receivable	$685.7	$709.1
Inventory	1,460.2	1,384.3
Accounts payable	(409.3)	(490.7)

Subtotal	1,736.6	1,602.7

Allowance for doubtful accounts	5.6	5.9
LIFO reserve	124.5	153.7
Corporate and other	68.9	60.9

Managed working capital	1,935.6	1,823.2

Annualized prior 2 months sales	$4,946.8	$4,820.6

Managed working capital as a % of annualized sales	39.1%	37.8%
Change in managed working capital from December 31, 2011	$112.4

Capital Expenditures

We have significantly expanded, and continue to expand, our manufacturing capabilities to meet expected intermediate and long-term demand from the aerospace (engine and airframe), oil and gas, chemical process industry, electrical energy, and medical markets, especially for titanium and titanium-based alloys, nickel-based alloys and superalloys, specialty alloys, and exotic alloys. We expect that capital expenditures for 2012 will be approximately $410 million, all of which we expect to fund from operating cash flow and available cash on hand. Capital expenditures were $245.6 million for the first nine months of 2012.

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

Debt

At September 30, 2012, we had $1,479.3 million in total outstanding debt, compared to $1,509.3 million at December 31, 2011.

In managing our overall capital structure, some of the measures on which we focus are net debt to total capitalization, which is the percentage of our debt, net of cash that may be available to reduce borrowings, to our total invested and borrowed capital, and total debt to total capitalization, which excludes cash balances. Net debt as a percentage of total capitalization was 31.2% at September 30, 2012, compared to 31.3% at December 31, 2011. The net debt to total capitalization was determined as follows:

($ in millions)	September 30, 2012	December 31, 2011
Total debt	$1,479.3	$1,509.3
Less: Cash	(281.0)	(380.6)

Net debt	$1,198.3	$1,128.7

Net debt	$1,198.3	$1,128.7
Total ATI stockholders’ equity	2,642.3	2,475.3

Net ATI total capital	$3,840.6	$3,604.0

Net debt to ATI total capital	31.2%	31.3%

Total debt to total capitalization decreased to 35.9% at September 30, 2012 from 37.9% December 31, 2011.

Total debt to total capitalization was determined as follows:

($ in millions)	September 30, 2012	December 31, 2011
Total debt	$1,479.3	$1,509.3
Total ATI stockholders’ equity	2,642.3	2,475.3

Total ATI capital	$4,121.6	$3,984.6

Total debt to total ATI capital	35.9%	37.9%

We did not borrow funds under our $400 million senior unsecured domestic credit facility during the first nine months of 2012, although approximately $4 million has been utilized to support the issuance of letters of credit. The unsecured facility requires us to maintain a leverage ratio (consolidated total indebtedness net of cash on hand in excess of $50 million, divided by consolidated earnings before interest, taxes, depreciation and amortization, and non-cash pension expense) of not greater than 3.25, and maintain an interest coverage ratio (consolidated earnings before interest, taxes, and non-cash pension expense divided by interest expense) of not less than 2.0. For the nine months ended September 30, 2012, our leverage ratio was 2.05 and our interest coverage ratio was 5.45.

We have an additional, separate credit facility for the issuance of letters of credit. As of September 30, 2012, $32 million in letters of credit was outstanding under this facility.

In addition, STAL, the Company’s Chinese joint venture company in which ATI has a 60% interest, has a 205 million renminbi (approximately $32 million at September 30, 2012 exchange rates) revolving credit facility with a group of banks which expires in August 2014. This credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners. As of September 30, 2012, there were no borrowings under this credit facility.

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

Dividends

A regular quarterly dividend of $0.18 per share of common stock was paid on September 28, 2012 to stockholders of record at the close of business on September 19, 2012. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate.

Critical Accounting Policies

Inventory

At September 30, 2012, we had net inventory of $1,460.2 million. Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO) and average cost methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. The prices for many of the raw materials we use have been extremely volatile during the past four years. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a rise in raw material costs has a negative effect on our operating results, while, conversely, a fall in material costs results in a benefit to operating results. For example, in 2011, the effect of falling raw material costs on our LIFO inventory valuation method resulted in cost of sales which were $9.3 million lower than would have been recognized had we utilized the FIFO methodology to value our inventory. Conversely, in 2010, the effect of rising raw material costs on our LIFO inventory valuation reserve methodology resulted in cost of sales which were $60.2 million higher than would have been recognized had we used the FIFO methodology to value our inventory. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold.

Since the LIFO inventory valuation methodology is designed for annual determination, interim estimates of the annual LIFO valuation are required. We recognize the effects of the LIFO inventory valuation method on an interim basis by projecting the expected annual LIFO cost and allocating that projection to the interim quarters equally. These projections of annual LIFO inventory valuation reserve changes are updated quarterly and are evaluated based upon material, labor and overhead costs and projections for such costs at the end of the year plus projections regarding year-end inventory levels. We recorded a $29.2 million reduction to our LIFO inventory valuation reserve in the first nine months of 2012.

The LIFO inventory valuation methodology is not utilized by many of the companies with which we compete, including foreign competitors. As such, our results of operations may not be comparable to those of our competitors during periods of volatile material costs due, in part, to the differences between the LIFO inventory valuation method and other acceptable inventory valuation methods.

We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting reserve, if any, is recognized as an expense in the period that the need for the reserve is identified. At September 30, 2012, no significant reserves were required. It is our general policy to write-down to scrap value any inventory that is identified as obsolete and any inventory that has aged or has not moved in more than twelve months. In some instances this criterion is up to twenty-four months due to the longer manufacturing and distribution process for such products.

Retirement Benefits

In accordance with accounting standards, we determine the discount rate used to value pension plan liabilities as of the last day of each year. The discount rate reflects the current rate at which the pension liabilities could be effectively settled. In estimating this rate, we receive input from our actuaries regarding the rates of return on high quality, fixed-income investments with maturities matched to the expected future retirement benefit payments. Based on current market conditions, discount rates are below the year-end 2011 period, where a 5.0% discount rate was used for valuing the pension liabilities. The estimated effect of changing the discount rate by 0.50% would decrease pension liabilities in the case of an increase in the discount rate, or increase pension liabilities in the case of a decrease in the discount rate, by approximately $150 million. Such a change in the discount rate would decrease pension expense in the case of an increase in the discount rate, or increase pension expense in the case of a decrease in the discount rate by approximately $10 million. The effect on pension liabilities for changes to the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, are deferred and amortized over future periods in accordance with the accounting standards.

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

Interest Rate Risk. We attempt to maintain a reasonable balance between fixed- and floating-rate debt to keep financing costs as low as possible. At September 30, 2012, we had approximately $14 million of floating rate debt outstanding with a weighted average interest rate of approximately 1.4%. Since the interest rate on floating rate debt changes with the short-term market rate of interest, we are exposed to the risk that these interest rates may increase, raising our interest expense in situations where the interest rate is not capped. For example, a hypothetical 1% increase in the rate of interest on the $14 million of our outstanding floating rate debt not subjected to a cap would result in increased annual financing costs of approximately $0.1 million.

Volatility of Energy Prices. Energy resources markets are subject to conditions that create uncertainty in the prices and availability of energy resources. The prices for and availability of electricity, natural gas, oil and other energy resources are subject to volatile market conditions. These market conditions often are affected by political and economic factors beyond our control. Increases in energy costs, or changes in costs relative to energy costs paid by competitors, have and may continue to adversely affect our profitability. To the extent that these uncertainties cause suppliers and customers to be more cost sensitive, increased energy prices may have an adverse effect on our results of operations and financial condition. We use approximately 8 to 10 million MMBtu’s of natural gas annually, depending upon business conditions, in the manufacture of our products. These purchases of natural gas expose us to risk of higher natural gas prices. For example, a hypothetical $1.00 per MMBtu increase in the price of natural gas would result in increased annual energy costs of approximately $8 to $10 million. We use several approaches to minimize any material adverse effect on our results of operations or financial condition from volatile energy prices. These approaches include incorporating an energy surcharge on many of our products and using financial derivatives to reduce exposure to energy price volatility.

At September 30, 2012, the outstanding financial derivatives used to hedge our exposure to energy cost volatility included both natural gas and electricity hedges. For natural gas, approximately 75% of our forecasted domestic requirements are hedged for 2012, approximately 50% for 2013, approximately 25% for 2014, and about 5% for 2015. The net mark-to-market valuation of these outstanding natural gas hedges at September 30, 2012 was an unrealized pre-tax loss of $5.6 million, comprised of $0.4 million classified in prepaid expenses and other current assets, $0.8 million was included in other long-term assets, $5.4 million in accrued liabilities, and $1.4 million in other long-term liabilities. For the three months ended September 30, 2012, the effects of natural gas hedging activity increased cost of sales by $3.0 million. For electricity usage in our Western Pennsylvania operations, we have hedged approximately 30% of our on-peak and off-peak forecasted requirements for 2012 and approximately 10% for 2014. The net mark-to-market valuation of the electricity hedges was an unrealized pre-tax loss of $0.8 million, comprised of $0.5 million in accrued liabilities, and $0.3 million in other long-term liabilities on the balance sheet. The effects of the hedging activity are recognized in income over the designated hedge periods.

Volatility of Raw Material Prices. We use raw materials surcharge and index mechanisms to offset the impact of increased raw material costs for a majority of our products; however, competitive factors in the marketplace can limit our ability to institute such mechanisms, and there can be a delay between the increase in the price of raw materials and the realization of the benefit of such mechanisms. For example, in 2011, we used approximately 95 million pounds of nickel; therefore, a hypothetical change of $1.00 per pound in nickel prices would result in increased costs of approximately $95 million. In addition, in 2011, we also used approximately 810 million pounds of ferrous scrap in the production of our flat-rolled products; a hypothetical change of $0.01 per pound would result in increased costs of approximately $8 million. While we enter into raw materials futures contracts from time-to-time to hedge exposure to price fluctuations, such as for nickel, we cannot be certain that our hedge position adequately reduces exposure. We believe that we have adequate controls to monitor these contracts, but we may not be able to accurately assess exposure to price volatility in the markets for critical raw materials.

As of September 30, 2012, we had entered into financial hedging arrangements primarily at the request of our customers related to firm orders for approximately 12% of our total annual nickel requirements. These nickel hedges extend to 2016. Any gain or loss associated with these hedging arrangements is included in cost of sales. At September 30, 2012, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax gain of $3.7 million, comprised of $2.1 million in prepaid expenses and other current assets, $2.4 million in other long-term assets, $0.7 million in accrued liabilities, and $0.1 million in long-term other liabilities on the balance sheet.

Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies expected to be received from our export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk. We may also enter into foreign currency forward contracts that are not designated as hedges, which are denominated in the same foreign currency in which export sales are denominated. At September 30, 2012, the outstanding financial derivatives, including both hedges and undesignated derivatives, that are used to manage our exposure to foreign currency, primarily euros, represented approximately 10% of our forecasted total international sales through 2014. In addition, we may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At September 30, 2012, the net mark-to-market valuation of the outstanding foreign currency forward contracts was a net asset of $11.7 million, of which $7.6 million is included in prepaid expenses and other current assets, $4.5 million was included other long-term assets, $0.1 million in accrued liabilities on the balance sheet, and $0.3 million in long-term other liabilities on the balance sheet.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2012, and they concluded that these disclosure controls and procedures are effective.

(b) Changes in Internal Controls

There was no change in our internal control over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2012, conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

A number of lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, commercial, government contracting, employment, employee and retiree benefits, taxes, environmental, health and safety, occupational disease, and stockholder matters. Certain of such lawsuits, claims and proceedings are described in our Annual Report on Form 10-K for the year ended December 31, 2011, and addressed in Note 12 to the unaudited interim financial statements included herein. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.

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

Item 6. Exhibits

(a) Exhibits

3.2	Second Amended and Restated Bylaws of Allegheny Technologies Incorporated (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated September 10, 2012 (File No. 1-12001)).

12.1	Computation of the Ratio of Earnings to Fixed Charges (filed herewith).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHENY TECHNOLOGIES INCORPORATED

(Registrant)

Date: November 2, 2012	By	/s/ Dale G. Reid
Dale G. Reid
Executive Vice President, Finance and
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: November 2, 2012	By	/s/ Karl D. Schwartz
Karl D. Schwartz
Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

3.2	Second Amended and Restated Bylaws of Allegheny Technologies Incorporated (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated September 10, 2012 (File No. 1-12001)).

12.1	Computation of the Ratio of Earnings to Fixed Charges (filed herewith).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document