Form 10-K
period 2012-12-31
ALLEGHENY TECHNOLOGIES INC
filed 2013-02-28
CIK 1018963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the Registrant is well known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes   ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐     No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

On February 15, 2013, the Registrant had outstanding 107,474,678 shares of its Common Stock.

The aggregate market value of the Registrant’s voting stock held by non-affiliates at June 30, 2012 was approximately $3.4 billion, based on the closing price per share of Common Stock on June 29, 2012 of $31.89 as reported on the New York Stock Exchange. Shares of Common Stock known by the Registrant to be beneficially owned by directors and officers of the Registrant subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are not included in the computation. The Registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Exchange Act.

Documents Incorporated By Reference

Selected portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 2013 are incorporated by reference into Part III of this Report.

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

Our Business

Allegheny Technologies is one of the largest and most diversified specialty metals producers in the world. We use innovative technologies to offer growing global markets a wide range of specialty metals solutions. Our products include titanium and titanium alloys, nickel-based alloys and superalloys, zirconium, hafnium and niobium, advanced powder alloys, stainless and specialty steel alloys, grain-oriented electrical steel, tungsten-based materials and cutting tools, carbon alloy impression die forgings, and large grey and ductile iron castings. Our specialty metals are produced in a wide range of alloys and product forms and are selected for use in applications that demand metals having exceptional hardness, toughness, strength, resistance to heat, corrosion or abrasion, or a combination of these characteristics. The acquisition of Ladish Co., Inc. (now ATI Ladish) in May 2011 added advanced forgings, titanium investment castings and precision finishing capabilities to ATI’s product portfolio. Results for ATI Ladish, which principally serves the aerospace & defense market, are included in the High Performance Metals segment from the acquisition date. ATI is a fully integrated supplier from raw material (for titanium) and melt (for other specialty alloy systems) through highly engineered finished components.

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

Our nickel-based alloys and superalloys and specialty alloys are also widely used in aerospace and defense applications. Nickel-based alloys and superalloys remain extremely strong at high temperatures and resist degradation under extreme conditions. Typical aerospace applications for nickel-based alloys and superalloys include jet engine shafts, discs, blades, vanes, rings and casings. The latest, next generation, and future-generation jet engines use new generations of nickel-based superalloys in large part due to increased fuel efficiency requirements that require hotter-burning engines. Our specialty alloys include vacuum-melted maraging steels used in the manufacture of aircraft landing gear and structural components, as well as jet engine components.

Our titanium alloy, nickel-based alloy, and specialty alloy precision forgings and titanium investment castings are used in aerospace jet engine and airframe applications. We are a technology leader with advanced isothermal forging, hot-die forging and our patented Supercooler™ capability.

ATI also offers tungsten cutting tools and machining for difficult-to-machine specialty metals, such as titanium alloys, nickel-based superalloys, and specialty alloys used in airframe, jet engine, and armor applications.

We continuously seek to develop innovative new alloys to better serve the needs of this end use market. For example, we developed ATI 718 Plus® alloy, a new nickel-based superalloy that can withstand higher temperatures than the standard 718 superalloy, for use in legacy jet engines and the next generation of fuel efficient jet engines. Rene 65 alloy, a future-generation alloy, is the newest nickel-based superalloy in our portfolio. We also developed ATI 425® alloy sheet, a new cold-rollable titanium alloy, that is an alternative to the most popular high-strength titanium alloys, for use in airframe components.

Demand for our products by the aerospace and defense market has increased significantly over the last several years. Based on current forecasts and existing backlogs reported by the two manufacturers of large commercial aircraft, we expect to benefit from announced increased production rates for legacy, next-generation, and future-generation aircraft, and increased demand for aftermarket jet engine spare parts.

Oil and Gas and Chemical Process Industry. The environments in which oil and gas can be found in commercial quantities have become more challenging, involving deep offshore wells, high pressure and high temperature conditions in sour wells and unconventional sources, such as shale oil and gas, and oil sands. Challenging offshore environments are in deepwater remote locations that are further off the continental shelf, including arctic and tropic locations, often one mile or more below the water’s surface, and up to two miles below the ocean bottom. The requirements for equipment, which could operate for up to 30 years in these environments, require the specialty metals that we produce.

All of our business segments produce specialty metals that are critical to the oil and gas industry and the chemical process industry. Our specialty metals, including titanium and titanium alloys, nickel-based alloys, zirconium alloys, stainless and duplex alloys, other specialty alloys, and tungsten materials have the strength, wear corrosion-resistant properties necessary for difficult environments. Global demand for these materials is increasing in Asia, the Middle East, Africa, Australia, North and South America, and the North Sea. Demand for these products is growing due to increased activity in both new exploration and production, and enhanced oil recovery in existing fields as well as oil and gas shale reserves.

Our Datalloy2® specialty stainless is used for non-magnetic drill collars that enable the most advanced directional and horizontal drilling techniques to be guided to the exact position desired for the reservoir. We have developed a family of duplex alloys, including ATI 2003® and ATI 2102® lean duplex alloys, for use in subsea and deepwater oil and gas applications. Several of our strip, plate and cast products are NORSOK qualified. The NORSOK standards are developed by the Norwegian petroleum industry and are intended to identify materials used in oil and gas applications that are safe and cost-effective.

Tungsten carbide is the most wear-resistant metal commercially available. One application for our tungsten carbide products is in oil and gas earth boring drill bit inserts and bodies. As drilling methods such as directional and horizontal drilling become more complex, our advanced tungsten carbide materials are often specified to enable faster rate of penetration and extended bit life.

Electrical Energy. Our specialty metals are widely used in the global electric power generation and distribution industry. We believe energy needs and environmental policies and the electrification of developing countries will continue to drive demand for our specialty metals and products for use in this industry.

For electrical power generation, our specialty metals, corrosion-resistant alloys (CRAs) and ductile iron castings are used in coal, nuclear, natural gas, and wind power applications. In coal-fired plants, our CRAs are used for pipe, tube, and heat exchanger applications in water systems in addition to pollution control scrubbers. Our CRAs are also used in water systems, fuel cladding components, and process equipment for nuclear power plants. For nuclear power plants, we are an industry pioneer in producing reactor-grade zirconium and hafnium alloys used in nuclear fuel cladding and structural components. We have developed Nushield™ products, a new line of borated stainless alloys that begin with our advanced powder metals and are used for spent nuclear fuel applications. We are a technology leader for large diameter nickel-based superalloys used in natural gas land-based turbines for power generation. For renewable energy generation, our alloys are used for solar and geothermal applications. We are also one of a few U.S. producers of very large ductile iron castings used for wind turbines.

For electrical power distribution, our grain-oriented electrical steel (GOES) is used in distribution and power transformers, where low loss magnetic properties are important. In January 2010, the U.S. Department of Energy (DOE) began requiring more efficient transformers, which increases premium grade GOES demand. ATI is one of a select group of global companies that produces these premium grades of GOES. In February 2011, the U.S. DOE published a revised preliminary rule that would further raise transformer efficiency standards effective January 2016. This new rule will result in the continued use of GOES in transformer manufacturing and will further increase the demand for premium grades.

Medical. ATI’s advanced specialty metals are used in medical device products that save and enhance the quality of lives.

Our zirconium-niobium, titanium- and cobalt-based alloys are used for knees, hips and other prosthetic devices. These replacement devices offer the potential of lasting much longer than previous implant options.

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

Enhancing and Expanding Our Manufacturing Capabilities. Demand for our products from the aerospace and defense, oil and gas, chemical process industry, electrical energy, and medical markets increased significantly over the last several years. We have undertaken a multi-phase program to enhance and expand our capabilities to produce premium specialty metals aimed at these strategic markets. Since 2004, we have invested approximately $3.7 billion in capital investments and asset acquisitions to: renew and expand our annual titanium sponge production capabilities; expand our premium titanium alloy melt and remelt capability; expand our nickel-based alloy and superalloy melt and remelt capability; expand our titanium and specialty alloy plate production capability; and expand our premium titanium and nickel-based superalloy forging capability. Additionally, we purchased assets that added advanced nickel-based alloy and titanium alloy powders to our product portfolio. We acquired the capability to manufacture high performance forgings and castings.

We are in the later stages of building the world’s most advanced and powerful hot-rolling and processing facility in the specialty metals flat-rolled products industry. This facility is designed to provide the capability of producing nearly all of the alloys we currently make and advanced new alloys and sizes that will add to our product portfolio.

We believe these investments strengthen and enhance ATI’s leadership position in the production of advanced specialty metals.

Business Segments

We operate in the following three business segments, which accounted for the following percentages of total revenues of $5.03 billion, $5.18 billion, and $4.05 billion for the years ended December 31, 2012, 2011, and 2010, respectively:

	2012	2011	2010
High Performance Metals	43%	38%	33%
Flat-Rolled Products	47%	52%	58%
Engineered Products	10%	10%	9%

Information with respect to our business segments is presented below and in Note 13 of the Notes to the Consolidated Financial Statements.

High Performance Metals Segment

Our High Performance Metals segment produces, converts and distributes a wide range of high performance alloys, including nickel- and cobalt-based alloys and superalloys, titanium and titanium-based alloys, zirconium and related alloys including hafnium and niobium, and other specialty alloys, primarily in long product forms such as ingot, billet, bar, shapes and rectangles, rod, wire, seamless tube, and castings. We also produce nickel-based alloys and superalloys, titanium alloys, and specialty metal powders, and semi-finished near-net-shape products from advanced powder alloys, as well as precision forgings, castings and machined parts. We are integrated from raw materials (sponge) to melt, remelt, finish processing, forging, investment casting, and machining in our titanium and titanium alloys, and zirconium and hafnium alloy products. The major end markets served by our High Performance Metals segment are aerospace and defense, oil and gas, chemical process industry, electrical energy, and medical. Most of the products in our High Performance Metals segment are sold directly to end-use customers, and a significant portion of our High Performance Metals segment products are sold under multi-year agreements. The operating units in this segment are ATI Allvac, ATI Allvac Ltd (U.K.), ATI Ladish, ATI Wah Chang, and ATI Powder Metals.

Approximately 65% of High Performance Metals segment revenue is derived from the aerospace and defense market. Demand for our products is driven primarily by the commercial aerospace cycle. Large aircraft and aircraft engines are manufactured by a small number of companies, such as The Boeing Company, Airbus S.A.S. (an EADS company), Bombardier Aerospace (a division of Bombardier Inc.), and Embraer (Empresa Brasileira de Aeronáutica S.A.) for airframes, and GE Aviation (a division of General Electric Company), Rolls-Royce plc, Pratt & Whitney (a division of United Technologies Corporation), Snecma (SAFRAN Group), and various joint ventures that manufacture jet engines. These companies and their suppliers form a substantial part of our customer base in this business segment. ATI supplies the aerospace and defense supply chain with nickel- and cobalt-based alloys and superalloys, titanium alloys, vacuum-melted specialty alloys, and advanced powder alloys for commercial and military jet engines, for both original engines and spare parts. For commercial and military airframe and structural parts, ATI manufactures titanium alloys, vacuum-melted specialty alloys, and high-strength stainless alloys. The loss of one or more of our customers in the aerospace and defense market could have a material adverse effect on ATI’s results of operations and financial condition.

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

Stainless steel, nickel-based alloys and titanium sheet products are used in a wide variety of industrial and consumer applications. In 2012, approximately 50% by volume of our stainless sheet products were sold to independent service centers, which have slitting, cutting or other processing facilities, with the remainder sold directly to end-use customers.

Engineered strip and very thin Precision Rolled Strip® products are used by customers to fabricate a variety of products primarily in the automotive, construction, and electronics markets. In 2012, approximately 90% by volume of our engineered strip and Precision Rolled Strip products were sold directly to end-use customers or through our own distribution network, with the remainder sold to independent service centers.

Stainless steel, nickel-based alloy and titanium plate products are primarily used in industrial markets. In 2012, approximately 50% by volume of our plate products were sold to independent service centers, with the remainder sold directly to end-use customers.

Grain-oriented electrical steel is used in power transformers where electrical conductivity and magnetic properties are important. Nearly all of our grain-oriented electrical steel products are sold directly to end-use customers.

Engineered Products Segment

The principal business of our Engineered Products segment is the production of tungsten powder, tungsten heavy alloys, tungsten carbide materials, and tungsten carbide cutting tools. We are integrated from the raw materials (ammonium paratungstate) to the manufacture of our tungsten-based products. The segment also produces carbon alloy steel impression die forgings and large grey and ductile iron castings, and provides specialty metals fabrication and precision metals processing services. The operating units in this segment are ATI Tungsten Materials, ATI Portland Forge, ATI Casting Service, ATI Fabricated Components, and ATI Precision Finishing.

We produce a line of sintered tungsten carbide products that approach diamond hardness for industrial markets, including automotive, oil and gas, chemical process industry, machine and cutting tools, aerospace, construction and mining, and other markets requiring tools with extra hardness. Technical developments related to ceramics, coatings and other disciplines are incorporated in these products. We also produce tungsten and tungsten carbide powders.

We forge carbon alloy steels into finished forms that are used primarily in the transportation and construction equipment markets. We also produce grey and ductile iron castings used in the transportation, wind power generation and automotive markets. We have specialty metals finishing capabilities including press brake forming, roll forming, welding, cutting and machining for component parts and assemblies. We have precision metals processing capabilities that enable us to provide process services for most high-value metals from ingots to finished product forms. Such services include grinding, polishing, blasting, cutting, flattening, and ultrasonic testing.

Competition

Markets for our products and services in each of our three business segments are highly competitive. We compete with many producers and distributors who, depending on the product involved, range from large diversified enterprises to smaller companies specializing in particular products. Factors that affect our competitive position are the quality of our products, service and delivery capabilities, our capabilities to produce a wide range of specialty metals in various alloys and product forms, our technological capabilities including our research and development efforts, our marketing strategies, the prices for our products and services, our manufacturing costs, and industry manufacturing capacity.

We face competition from both domestic and foreign companies. Some of our foreign competitors are either directly or indirectly subsidized by governments. In 1999, the United States imposed antidumping and countervailing duties on dumped and subsidized imports of stainless steel sheet and strip in coils and stainless steel plate in coils from companies in ten foreign countries. The antidumping and countervailing duty orders were reviewed in 2011 by the U.S. Department of Commerce and the U.S. International Trade Commission to determine whether the orders should remain in place for another five years. The agencies decided that eight such orders against five countries will continue in effect. We continue to monitor unfairly traded imports from foreign producers for appropriate action.

Major Competitors

Nickel-based alloys and superalloys and specialty steel alloys

•	Carpenter Technology Corporation: A

•	Special Metals Corporation, a Precision Castparts Corp. company: C

•	Haynes International, Inc.: B

•	Outokumpu Oyj (Finland): C

Titanium and titanium-based alloys

•	Titanium Metals Corporation, a Precision Castparts Corp. company: C

•	RMI Titanium, an RTI International Metals company: C

•	VSMPO—AVISMA (Russia): A

Precision forgings and titanium investment castings

•	Precision Castparts Corp.: A

•	Firth Rixson Limited (United Kingdom): A

•	Aubert & Duval, a group member of Eramet (France): A

Zirconium and related alloys

•	Cezus, a group member of AREVA (France): A

•	H.C. Starck: A

•	Western Zirconium Plant of Westinghouse Electric Company, owned by Toshiba Corporation: A

Stainless steel

•	AK Steel Corporation: B

•	North American Stainless (NAS), owned by Acerinox S.A. (Spain): B

•	Outokumpu Oyj (Finland): B

•	Imports from

•	Aperam (formerly part of Arcelor Mittal) (France, Belgium and Germany): B

•	Outokumpu Oyj (Finland) including Mexinox S.A. de C.V., group member (Mexico): B

•	Ta Chen International Corporation (Taiwan): B

•	Various Chinese producers: B

Tungsten and tungsten carbide products

•	Kennametal Inc.: D

•	Iscar (Israel): D

•	Sandvik AB (Sweden): D

•	Seco Tools AB (Sweden), owned by Sandvik AB: D

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

Purchase prices of certain principal raw materials have been volatile. As a result, our operating results may be subject to significant fluctuation. We use raw materials surcharge and index mechanisms to offset the impact of increased raw material costs; however, competitive factors in the marketplace may limit our ability to institute such mechanisms, and there can be a delay between the increase in the price of raw materials and the realization of the benefit of such mechanisms. For example, in 2012 we used approximately 100 million pounds of nickel; therefore a hypothetical increase of $1.00 per pound in nickel prices would result in increased costs of approximately $100 million. We also used approximately 795 million pounds of ferrous scrap in the production of our flat-rolled products in 2012, so that a hypothetical increase of $0.01 per pound in ferrous scrap prices would result in increased costs of approximately $8 million.

While we have increased our manufacturing capacity to produce titanium sponge, the major raw material for our titanium products, a portion of our needs, together with certain other raw materials, such as nickel, cobalt, and ferrochromium, are available to us and our specialty metals industry competitors primarily from foreign sources. Some of these foreign sources are located in countries that may be subject to unstable political and economic conditions, which could disrupt supplies or affect the price of these materials.

We purchase our nickel requirements principally from producers in Australia, Canada, Norway, Russia, and the Dominican Republic. Zirconium raw materials are primarily purchased from the U.S. and China. Cobalt is purchased primarily from producers in Canada. More than 80% of the world’s reserves of ferrochromium are located in South Africa, Zimbabwe, Albania, and Kazakhstan. Niobium is purchased primarily from producers in Brazil. We also purchase titanium sponge from sources in Kazakhstan and Japan.

Export Sales and Foreign Operations

Direct international sales represented approximately 36% of our total annual sales in 2012, 35% of our total sales in 2011, and 32% of our total sales in 2010. These figures include direct export sales by our U.S.-based operations to customers in foreign countries, which accounted for approximately 26% of our total sales in 2012, 26% of our total sales in 2011, and 23% of our total sales in 2010. Our overseas sales, marketing and distribution efforts are aided by our international marketing and distribution offices, ATI Europe, ATI Europe Distribution, and ATI Asia, or by independent representatives at various locations throughout the world. We believe that at least 50% of ATI’s 2012 sales were driven by global markets when we consider exports of our customers. Direct sales by geographic area in 2012, and as a percentage of total sales, were as follows:

(In millions)
United States	$3,228.7	64%
Europe	1,121.6	22%
Far East	433.0	9%
Canada	141.4	3%
South America, Middle East and other	106.8	2%

Total sales	$5,031.5	100%

ATI Allvac Ltd has manufacturing capabilities for melting, remelting, forging and finishing nickel-based alloys and specialty alloys in the United Kingdom. ATI Tungsten Materials, which has manufacturing capabilities in the United Kingdom and Switzerland, sells high precision threading, milling, boring and drilling components, tungsten carbide burrs, rotary tooling, and specialty abrasive wheels and discs for the European market from locations in the United Kingdom, Switzerland, Germany, France, and Italy. ATI Ladish has manufacturing capabilities for precision forging and machining in Poland, primarily serving the construction, transportation and aerospace markets. Our STAL joint venture in the People’s Republic of China produces Precision Rolled Strip products, which enables us to offer these products more effectively to markets in China and other Asian countries. Our Uniti LLC joint venture allows us to offer titanium products to industrial markets more effectively worldwide.

Backlog, Seasonality and Cyclicality

Our backlog of confirmed orders was approximately $1.6 billion at December 31, 2012 and $2.1 billion at December 31, 2011. We expect that approximately 80% of confirmed orders on hand at December 31, 2012 will be filled during the year ending December 31, 2013. Backlog of confirmed orders of our High Performance Metals segment was approximately $1.3 billion at December 31, 2012 and $1.5 billion at December 31, 2011. We expect that approximately 80% of the confirmed orders on hand at December 31, 2012 for this segment will be filled during the year ending December 31, 2013. Backlog of confirmed orders of our Flat-Rolled Products segment was approximately $0.3 billion at December 31, 2012 and $0.5 billion at December 31, 2011. We expect that approximately 75% of the confirmed orders on hand at December 31, 2012 for this segment will be filled during the year ending December 31, 2013.

Generally, our sales and operations are not seasonal. However, demand for our products is cyclical over longer periods because specialty metals customers operate in cyclical industries and are subject to changes in general economic conditions and other factors both external and internal to those industries.

Research, Development and Technical Services

We believe that our research and development capabilities give ATI an advantage in developing new products and manufacturing processes that contribute to the profitable growth potential of our businesses on a long-term basis. We conduct research and development at our various operating locations both for our own account and, on a limited basis, for customers on a contract basis. Research and development expenditures for each of our three segments for the years ended December 31, 2012, 2011, and 2010 included the following:

(In millions)	2012	2011	2010
Company-Funded:
High Performance Metals	$16.5	$10.8	$11.9
Flat-Rolled Products	5.8	6.2	1.9
Engineered Products	3.0	2.3	2.7

	$25.3	$19.3	$16.5

Customer-Funded:
High Performance Metals	$1.5	$1.5	$0.8

Total Research and Development	$26.8	$20.8	$17.3

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

We consider environmental compliance to be an integral part of our operations. We have a comprehensive environmental management and reporting program that focuses on compliance with applicable federal, state, regional and local environmental laws and regulations. Each operating company has an environmental management system that includes mechanisms for regularly evaluating environmental compliance and managing changes in business operations while assessing environmental impact.

Our Corporate Guidelines for Business Conduct and Ethics address compliance with environmental laws as well as employment and workplace safety laws, and also describe our commitment to equal opportunity and fair treatment of employees. We continued to realize significant progress in safety across ATI’s operations during 2012. As a result of our continuing focus on and commitment to safety, in 2012 our OSHA Total Recordable Incident Rate was 2.71 and our Lost Time Case Rate was 0.58, which we believe to be competitive with world class performance.

Employees

We have approximately 11,200 full-time employees, of which approximately 15% are located outside the United States. Approximately 44% of our workforce is covered by various collective bargaining agreements, predominantly with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USW”).

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

Executive Management, Including Executive Officers under Federal Securities Laws

The following are members of the Company’s executive management, including executive officers under the federal securities laws, as of February 15, 2013:

Name	Age	Title
Richard J. Harshman*	56	Chairman, President and Chief Executive Officer
Dale G. Reid*	57	Executive Vice President, Finance and Chief Financial Officer
Hunter R. Dalton*	58	Executive Vice President, Long Products and President, ATI Allvac
Terry L. Dunlap*	53	Executive Vice President, Flat-Rolled Products and President, ATI Allegheny Ludlum
John D. Sims	53	Executive Vice President, Primary Titanium Operations, and Engineered Alloys and Products
Gary J. Vroman*	53	Executive Vice President, High Performance Forgings and Castings
Elliot S. Davis*	51	Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary
Carl R. Moulton	65	Senior Vice President, International
Karl D. Schwartz*	49	Controller and Chief Accounting Officer

*	Such individuals are subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended.

Set forth below are descriptions of the business background for the past five years of the Company’s executive officers and management.

Richard J. Harshman became Chairman, President and Chief Executive Officer on May 1, 2011. Mr. Harshman was President and Chief Operating Officer from August 2010 to May 2011. Prior to that, he served as Executive Vice President, Finance and Chief Financial Officer from October 2003 to August 2010. Mr. Harshman was Senior Vice President, Finance and Chief Financial Officer from 2001 to 2003 and Vice President, Finance from 2000 to 2001. Prior to that, he was Vice President, Investor Relations and Corporate Communications. Previously, he had served in a number of financial management roles for the Company.

Dale G. Reid was named Executive Vice President, Finance and Chief Financial Officer on May 1, 2011. Previously, Mr. Reid served as Senior Vice President, Finance and Principal Financial Officer from August 2010 until May 2011. Mr. Reid is responsible for ATI’s strategic sourcing and information technologies shared services and the world-wide accounting, treasury, tax, and internal audit functions. Mr. Reid also chairs the corporate pension investment committee. Previously, he served as Vice President, Controller, Chief Accounting Officer, and Treasurer from 2003 to August 2010.

Hunter R. Dalton became Executive Vice President, Long Products on May 1, 2011. He has served as President, ATI Allvac since April 2008. Previously, he served as Group President, ATI Long Products from October 2008 to May 2011. From 2003 to April 2008, Mr. Dalton served as Senior Vice President of Sales and Marketing for ATI Allvac.

Terry L. Dunlap became Executive Vice President, Flat-Rolled Products on May 1, 2011. He has served as President, ATI Allegheny Ludlum since 2002. Previously, he served as Group President, ATI Flat-Rolled Products from October 2008 to May 2011.

John D. Sims became Executive Vice President, Primary Titanium Operations, and Engineered Alloys and Products on February 1, 2013. Previously, Mr. Sims served as Executive Vice President, Primary Metals and Exotic Alloys from May 2011 to February 2013 and as President, ATI Wah Chang from October 2008 to February 2013. Previously, Mr. Sims was Group President, ATI Primary Metals and Exotic Alloys from February 2011 to May 2011.

Gary J. Vroman became Executive Vice President, High Performance Forgings and Castings in June 2011. Mr. Vroman has served as President, ATI Ladish since May 2011, upon ATI’s completion of the Ladish acquisition. Previously, Mr. Vroman was the President and Chief Executive Officer of Ladish Co., Inc. from September 2009 until May 2011. Mr. Vroman also served as President of Forging at Ladish from January 2008 until September 2009 and as Vice President, Sales and Marketing of Forging at Ladish from 1995 to January 2008.

Elliot S. Davis became Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary on May 1, 2011. Previously, Mr. Davis was Vice President and General Counsel from August 2010 to May 2011. Mr. Davis served as Assistant General Counsel from 2008, when he joined the Company, to August 2010. Mr. Davis had previously been a partner of K&L Gates LLP, where he practiced for nearly 20 years in their corporate, mergers and acquisitions and securities group.

Carl R. Moulton was named Senior Vice President, International on May 1, 2011. Previously, Mr. Moulton served as Vice President, International since March 2009. Prior to that, Mr. Moulton was President of Uniti LLC since its formation in 2003.

Karl D. Schwartz is Controller and Chief Accounting Officer and has served in that role since May 2011. Previously, Mr. Schwartz served as Controller and Principal Accounting Officer since August 2010. Prior to that, Mr.  Schwartz had served as Assistant Controller since 2002, when he joined the Company.

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

Risks Associated with Commercial Aerospace. A significant portion of the sales of our High Performance Metals segment represents products sold to customers in the commercial aerospace industry. The commercial aerospace industry has historically been cyclical due to factors both external and internal to the airline industry. These factors include general economic conditions, airline profitability, consumer demand for air travel, varying fuel and labor costs, execution of projected build rates, price competition, and international and domestic political conditions such as military conflict and the threat of terrorism. The length and degree of cyclical fluctuation are influenced by these factors and therefore are difficult to predict with certainty. Demand for our products in this segment is subject to these cyclical trends. A downturn in the commercial aerospace industry has had, and may in the future have, an adverse effect on the prices at which we are able to sell these and other products, and our results of operations, business and financial condition could be materially adversely affected.

Risks Associated with Strategic Capital Projects. From time-to-time, we undertake strategic capital projects in order to enhance, expand and/or upgrade our facilities and operational capabilities. For instance, over the past five years we have undertaken major expansions of our titanium and premium-melt nickel-based alloy, superalloy and specialty alloy production capabilities, and commenced construction of a new advanced specialty metals hot rolling and processing facility. Our ability to achieve the anticipated increased revenues or otherwise realize acceptable returns on these investments or other strategic capital projects that we may undertake is subject to a number of risks, many of which are beyond our control, including a variety of market, operational, permitting, and labor-related factors. In addition, the cost to implement any given strategic capital project ultimately may prove to be greater than originally anticipated. If we are not able to achieve the anticipated results from the implementation of any of our strategic capital projects, or if we incur unanticipated implementation costs or delays, our results of operations and financial position may be materially adversely affected.

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

We acquire certain important raw materials that we use to produce specialty materials, including nickel, zirconium, niobium, chromium, cobalt, tungsten, and titanium sponge, from foreign sources. Some of these sources operate in countries that may be subject to unstable political and economic conditions. These conditions may disrupt supplies or affect the prices of these materials.

Volatility of Raw Material Costs. The prices for many of the raw materials we use have been extremely volatile. Since we value most of our inventory utilizing the last-in, first-out (LIFO) inventory costing methodology, a rapid rise in raw material costs has a negative effect on our operating results. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. For example, in 2012 and 2011, the effect of falling raw material costs on our LIFO inventory valuation method resulted in cost of sales which were $76.8 million and $9.3 million lower than would have been recognized had we utilized the FIFO methodology to value our inventory. Conversely, in 2010, the effect of rising raw material costs on our LIFO inventory valuation method resulted in cost of sales which were $60.2 million higher than would have been recognized had we utilized the FIFO methodology to value our inventory. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold.

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

With respect to proceedings brought under the federal Superfund laws, or similar state statutes, we have been identified as a potentially responsible party (PRP) at approximately 43 of such sites, excluding those at which we believe we have no future liability. Our involvement is limited or de minimis at approximately 26 of these sites, and the potential loss exposure with respect to any of the remaining 17 individual sites is not considered to be material.

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

We believe that we operate our businesses in compliance in all material respects with applicable environmental laws and regulations. However, from time-to-time, we are a party to lawsuits and other proceedings involving alleged violations of, or liabilities arising from, environmental laws. When our liability is probable and we can reasonably estimate our costs, we record environmental liabilities in our financial statements. In many cases, we are not able to determine whether we are liable or if liability is probable to reasonably estimate the loss or range of loss. Estimates of our liability remain subject to additional uncertainties, including the nature and extent of site contamination, available remediation alternatives, the extent of corrective actions that may be required, and the participation number and financial condition of other PRPs, as well as the extent of their responsibility for the remediation. We intend to adjust our accruals to reflect new information as appropriate. Future adjustments could have a material adverse effect on our results of operations in a given period, but we cannot reliably predict the amounts of such future adjustments. At December 31, 2012, our reserves for environmental matters totaled approximately $16 million. Based on currently available information, we do not believe that there is a reasonable possibility that a loss exceeding the amount already accrued for any of the sites with which we are currently associated (either individually or in the aggregate) will be an amount that would be material to a decision to buy or sell our securities. Future developments, administrative actions or liabilities relating to environmental matters, however, could have a material adverse effect on our financial condition or results of operations.

Risks Associated with Current or Future Litigation and Claims. A number of lawsuits, claims and proceedings have been or may be asserted against us relating to the conduct of our currently and formerly owned businesses, including those pertaining to product liability, patent infringement, commercial, government contracting, employment, employee and retiree benefits, taxes, environmental, health and safety and occupational disease, and stockholder and corporate governance matters. Due to the uncertainties of litigation, we can give no assurance that we will prevail on all claims made against us in the lawsuits that we currently face or that additional claims will not be made against us in the future. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to us, we do not believe that the disposition of any such pending matters is likely to have a material adverse effect on our financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on our results of operations for that period. Also, we can give no assurance that any other matters brought in the future will not have a material effect on our financial condition, liquidity or results of operations.

Labor Matters. We have approximately 11,200 full-time employees, of which approximately 15% are located outside the United States. Approximately 44% of our workforce is covered by various collective bargaining agreements, predominantly with the USW. At various times, our collective bargaining agreements expire and are subject to renegotiation. Our collective bargaining agreement with the USW that covers approximately 500 ATI Wah Chang employees expires Apri1 1, 2013. Generally, collective bargaining agreements that expire may be terminated after notice by the union. After termination, the union may authorize a strike. A strike by the employees covered by one or more of the collective bargaining agreements could have a material adverse effect on our operating results. There can be no assurance that we will succeed in concluding collective bargaining agreements with the unions to replace those that expire.

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

Risks Associated with Retirement Benefits. At December 31, 2012, our U.S. qualified defined benefit pension plan was approximately 77% funded as calculated in accordance with U.S. generally accepted accounting principles, and we are not required to make any contribution to this plan in 2013. However, we may be required to fund the U.S. qualified defined benefit pension plan in the years beyond 2013 depending upon the value of plan investments and obligations in the future and changes in laws or regulations that govern pension plan funding. Depending on the timing and amount, a requirement that we fund our U.S. qualified defined benefit pension plan could have a material adverse effect on our results of operations and financial condition.

Risks Associated with Acquisition and Disposition Strategies. We intend to continue to strategically position our businesses in order to improve our ability to compete. Strategies we employ to accomplish this may include seeking new or expanding existing specialty market niches for our products, expanding our global presence, acquiring businesses complementary to existing strengths, and continually evaluating the performance and strategic fit of our existing business units. From time-to-time, management holds discussions with management of other companies to explore acquisitions, joint ventures, and other business combination opportunities as well as possible business unit dispositions. As a result, the relative makeup of the businesses comprising our Company is subject to change. Acquisitions, joint ventures, and other business combinations involve various inherent risks, such as: assessing accurately the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition or other transaction candidates; the potential loss of key personnel of an acquired business; our ability to achieve identified financial and operating synergies anticipated to result from an acquisition or other transaction; and unanticipated changes in business and economic conditions affecting an acquisition or other transaction. International acquisitions and other transactions could be affected by export controls, exchange rate fluctuations, domestic and foreign political conditions and a deterioration in domestic and foreign economic conditions.

Risks Associated with Information Technology. Information technology infrastructure is critical to supporting business objectives; failure of our information technology infrastructure to operate effectively could adversely affect our business. We depend heavily on information technology infrastructure to achieve our business objectives. If a problem occurs that impairs this infrastructure, the resulting disruption could impede our ability to record or process orders, manufacture and ship in a timely manner, or otherwise carry on business in the normal course. Any such events could cause us to lose customers or revenue and could require us to incur significant expense to remediate.

As we integrate, implement and deploy new information technology processes and information infrastructure across our operations, we could experience disruptions in our business that could have an adverse effect on our business, financial condition, results of operations and cash flow.

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

Insurance. We have maintained various forms of insurance, including insurance covering claims related to our properties and risks associated with our operations. Our existing property and liability insurance coverages contain exclusions and limitations on coverage. From time-to-time, in connection with renewals of insurance, we have experienced additional exclusions and limitations on coverage, larger self-insured retentions and deductibles, and significantly higher premiums. As a result, in the future our insurance coverage may not cover claims to the extent that it has in the past and the costs that we incur to procure insurance may increase significantly, either of which could have an adverse effect on our results of operations.

Political and Social Turmoil. The war on terrorism as well as political and social turmoil could put pressure on economic conditions in the United States and worldwide. These political, social and economic conditions could make it difficult for us, our suppliers, and our customers to forecast accurately and plan future business activities, and could adversely affect the financial condition of our suppliers and customers and affect customer decisions as to the amount and timing of purchases from us. As a result, our business, financial condition and results of operations could be materially adversely affected.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal domestic facilities for our high performance metals include titanium sponge production, melting operations, and production facilities that include processing and finishing operations. Titanium sponge production facilities are located at Rowley, UT and Albany, OR. Domestic melting operations are located in Monroe, NC, Bakers, NC, and Lockport, NY (vacuum induction melting, vacuum arc re-melt, electro-slag re-melt, plasma melting); Richland, WA (electron beam melting); and Albany, OR (vacuum arc re-melt). Production of high performance metals, most of which are in long product form, takes place at our domestic facilities in Monroe, NC, Lockport, NY, Richburg, SC, Albany, OR, and Oakdale, PA. Our production of zirconium and related alloys takes place at facilities located in Albany, OR, Huntsville, AL, and Frackville, PA. Our production of highly engineered forgings, castings, and machined components takes place at facilities in Cudahy and Coon Valley, WI, Windsor, CT, Albany, OR, and Irvine, CA.

Our principal domestic locations for melting stainless steel and other flat-rolled specialty metals are located in Brackenridge, Midland and Latrobe, PA. Hot rolling of material is performed at our domestic facilities in Brackenridge, Washington and Houston, PA. Finishing of our flat-rolled products takes place at our domestic facilities located in Brackenridge, Bagdad, Vandergrift, Midland and Washington, PA, and in Wallingford and Waterbury, CT, New Bedford, MA, and Louisville, OH. We are constructing a new advanced specialty metals Hot-Rolling and Processing Facility (HRPF) for our Flat-Rolled Products business segment at our existing Brackenridge, PA site. Construction of the HRPF is expected to be completed with assets ready for service by the end of 2013. The HRPF is designed to produce thinner and wider hot-rolled coils of exceptional quality at reduced cost with shorter lead times and require lower working capital requirements.

Our principal domestic facilities for the production of our engineered products are located in Nashville, TN, Huntsville, Grant and Gurley, AL, Houston, TX, and Waynesboro, PA (tungsten powder, tungsten carbide materials and carbide cutting tools and threading systems). Other domestic facilities in this segment are located in Portland, IN and Lebanon, KY (carbon alloy steel forgings), LaPorte, IN (grey and ductile iron castings), Bolingbrook, IL (specialty metals fabrication) and southwestern Pennsylvania (precision metals finishing services).

Substantially all of our properties are owned, and three of our properties are subject to mortgages or similar encumbrances securing borrowings under certain industrial development authority financings.

We also own or lease facilities in a number of foreign countries, including France, Germany, Switzerland, the United Kingdom, Poland, and the People’s Republic of China. We own and/or lease and operate facilities for melting and re-melting, machining and bar mill operations, laboratories and offices located in Sheffield, England. We own highly engineered forging and machining operations in Stalowa Wola, Poland. Through our STAL joint venture, we operate facilities for finishing Precision Rolled Strip products in the Xin-Zhuang Industrial Zone, Shanghai, China.

Our executive offices, located in PPG Place in Pittsburgh, PA, are leased.

Although our facilities vary in terms of age and condition, we believe that they have been well maintained and are in sufficient condition for us to carry on our activities.

Item 3. Legal Proceedings

In December 2008, the Environmental Protection Agency (EPA) sent a subsidiary of the Company a notice of violation (NOV) alleging violations of rules governing the management of hazardous wastes at the entity’s Albany, Oregon facility. In May 2010, the EPA sent a second NOV alleging additional violations of hazardous waste rules arising out of related circumstances, and a separate NOV to another subsidiary, which alleged violations of the hazardous waste rules at its Albany, Oregon facility. The Company and the EPA are discussing resolution of these NOVs.

We become involved from time-to-time in various lawsuits, claims and proceedings relating to the conduct of our current and formerly owned businesses, including those pertaining to product liability, patent infringement, commercial, government contracting, employment, employee and retiree benefits, taxes, environmental, health and safety and occupational disease, and stockholder and corporate governance matters. While we cannot predict the outcome of any lawsuit, claim or proceeding, our management believes that the disposition of any pending matters is not likely to have a material adverse effect on our financial condition or liquidity. The resolution in any reporting period of one or more of these matters, including those described above, however, could have a material adverse effect on our results of operations for that period.

Information relating to legal proceedings is included in Note 16. Commitments and Contingencies of the Notes to Consolidated Financial Statements and incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Prices

Our common stock is traded on the New York Stock Exchange (symbol ATI). At February 7, 2013, there were 4,778 record holders of Allegheny Technologies Incorporated common stock. We paid a quarterly cash dividend of $0.18 per share of common stock outstanding for each quarter of 2012 and 2011. The ranges of high and low sales prices for shares of our common stock for the quarterly periods ended on the dates indicated were as follows:

2012	March 31	June 30	September 30	December 31
High	$53.00	$44.17	$37.02	$33.95
Low	$39.78	$27.61	$27.68	$25.35

2011	March 31	June 30	September 30	December 31
High	$69.75	$73.53	$66.39	$51.25
Low	$53.73	$57.66	$35.91	$30.79

Cumulative Total Stockholder Return

The graph set forth below shows the cumulative total stockholder return (i.e., price change plus reinvestment of dividends) on our common stock from December 31, 2007 through December 31, 2012 as compared to the S&P 500 Index and a Peer Group of companies. We believe the Peer Group of companies, which is defined below, is representative of companies in our industry that serve similar markets during the applicable periods. The total stockholder return for the Peer Group is weighted according to the respective issuer’s stock market capitalization at the beginning of each period. The graph assumes that $100 was invested on December 31, 2007.

Company / Index	Dec ’07	Dec ’08	Dec ’09	Dec ’10	Dec ’11	Dec ’12
ATI	100.00	30.01	53.82	67.26	59.08	38.34
S&P 500 Index	100.00	63.00	79.67	91.68	93.61	108.59
Peer Group	100.00	42.76	61.21	69.74	59.34	66.20

Source: Standard & Poor’s

Peer Group companies for the cumulative five year total return period ended December 31, 2012 were as follows:

AK Steel Holding Corporation	Materion Corp	Steel Dynamics, Inc.
ALCOA Inc.	Nucor Corp.	The Timken Company
Carpenter Technology Corporation	Precision Castparts Corp.	Titanium Metals Corporation
Castle (A M) & Co.	Reliance Steel & Aluminum Co.	United States Steel Corporation
Commercial Metals Company	RTI International Metals, Inc.	Universal Stainless & Alloy Products, Inc.
Kennametal Inc.	Schnitzer Steel Industries, Inc.	Worthington Industries, Inc.

Item 6. Selected Financial Data

(In millions)
For the Years Ended December 31,	2012	2011	2010	2009	2008
Revenue by Market:
Aerospace & Defense	$1,621.4	$1,481.0	$1,027.5	$945.4	$1,530.6
Oil & Gas/Chemical Process Industry	955.8	1,107.0	787.8	581.7	1,225.2
Electrical Energy	599.5	778.8	670.9	576.4	868.1
Medical	223.7	253.0	234.5	122.5	137.1

Subtotal - Key Markets	3,400.4	3,619.8	2,720.7	2,226.0	3,761.0
Construction/Mining	390.0	321.6	274.3	148.1	230.5
Automotive	389.5	386.8	319.7	207.9	423.6
Transportation	222.4	233.7	169.8	73.0	172.8
Food Equipment & Appliances	215.6	243.0	277.8	184.3	335.0
Electronics/Computers/Communication	170.0	161.1	130.4	85.3	156.0
Machine & Cutting Tools	126.9	136.3	97.8	64.9	129.2
Conversion Services and Other	116.7	80.7	57.3	65.4	101.6

Total	$5,031.5	$5,183.0	$4,047.8	$3,054.9	$5,309.7

(In millions, except per share amounts)
For the Years Ended December 31,	2012	2011	2010	2009	2008
Sales:
High Performance Metals	$2,190.6	$1,955.9	$1,337.5	$1,300.0	$1,944.9
Flat-Rolled Products	2,349.2	2,726.0	2,338.5	1,516.1	2,909.1
Engineered Products	491.7	501.1	371.8	238.8	455.7

Total Sales	$5,031.5	$5,183.0	$4,047.8	$3,054.9	$5,309.7

Operating profit (loss):
High Performance Metals	$371.6	$364.5	$257.8	$234.7	$539.0
Flat-Rolled Products	126.9	213.4	85.9	71.3	385.0
Engineered Products	39.4	34.1	12.8	(23.8)	20.9

Total operating profit	$537.9	$612.0	$356.5	$282.2	$944.9

Income before income taxes	$244.0	$339.4	$125.7	$64.9	$867.7
Net income	167.8	223.1	78.7	38.0	573.5

Less: Net income attributable to noncontrolling interests	9.4	8.8	8.0	6.3	7.6

Net income attributable to ATI	158.4	214.3	70.7	31.7	565.9

Basic net income per common share	1.49	2.09	0.73	0.33	5.71

Diluted net income per common share	1.43	1.97	0.72	0.32	5.67

(In millions, except per share amounts and ratios)
As of and for the Years Ended December 31,	2012	2011	2010	2009	2008
Dividends declared per common share	$0.72	$0.72	$0.72	$0.72	$0.72

Ratio of earnings to fixed charges	3.0x	3.8x	2.2x	1.5x	19.4x

Working capital	$1,639.1	$1,707.7	$1,324.1	$1,373.0	$1,235.5

Total assets	6,247.8	6,046.9	4,493.6	4,346.0	4,170.4

Long-term debt	1,463.0	1,482.0	921.9	1,037.6	494.6

Total debt	1,480.1	1,509.3	1,063.3	1,071.1	509.8

Cash and cash equivalents	304.6	380.6	432.3	708.8	469.9

Total ATI Stockholders’ equity	2,479.6	2,475.3	2,040.8	2,012.2	1,957.4

Noncontrolling interests	107.5	96.3	88.6	77.4	71.6

Total Stockholders’ equity	2,587.1	2,571.6	2,129.4	2,089.6	2,029.0

The information presented in Selected Financial Data should be read in conjunction with the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Item 8. Financial Statements and Supplementary Data.

In May 2011, we acquired Ladish Co., Inc. (now ATI Ladish) for $897.6 million, comprised of the issuance of 7.3 million shares of ATI common stock, which increased stockholders’ equity by $513.6 million, and the payment of $384 million in cash. ATI Ladish results are included in the High Performance Metals segment from the date of the acquisition.

In January 2011, we issued $500 million of 5.95% Senior Notes due in 2021. A portion of the proceeds from this transaction was used to fund the cash portion of the Ladish acquisition. Additionally in 2011, we retired the remaining $117 million of our outstanding 8.375% Notes due in December 2011.

Total ATI stockholders’ equity for 2012 and 2011 included net decreases of $164.1 million and $320.0 million, respectively, for the year-end remeasurements of pensions and other postretirement benefits, primarily due to the use of lower discount rates to measure the benefit obligations.

In 2009, we issued $350 million of 9.375% Senior Notes due 2019 and $402.5 million of 4.25% Convertible Senior Notes due 2014. Proceeds from these transactions were used to retire $183.3 million of our outstanding 8.375% Notes due 2011 and to fund a voluntary pre-tax $350 million cash contribution to our domestic pension plan to significantly improve its funded position.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements. Actual results or performance could differ materially from those encompassed within such forward-looking statements as a result of various factors, including those described below. Net income and net income per share amounts referenced below are attributable to Allegheny Technologies Incorporated and Subsidiaries.

Overview of 2012 Financial Performance

Our financial performance in 2012 reflected the challenging business conditions resulting from global economic uncertainties and fiscal policy issues. Sales in 2012 decreased 3% to $5.03 billion, compared to $5.18 billion for 2011. Direct international sales for 2012 were $1.80 billion and represented 36% of our total sales. For 2012, the High Performance Metals segment generated 52%, the Flat-Rolled Products segment generated 42%, and the Engineered Products segment generated 6% of our direct international sales. While first half 2012 results were generally in line with our expectations of gradually improving market conditions, conservative inventory management actions throughout the supply chains of most of our major end markets in response to uncertain global economic conditions in the second half of 2012 resulted in lower sales and profitability compared to 2011. Net income attributable to ATI for 2012 decreased to $158.4 million, or $1.43 per share, compared to $214.3 million, or $1.97 per share, for 2011. Results for 2012 included an $8.8 million net of tax charge for asset write-downs associated with consolidating our iron casting facilities in our Engineered Products business segment. Results for 2011 included $29.6 million, net of tax, for expenses associated with our acquisition of Ladish Co. Inc. (now ATI Ladish) in May 2011 and other charges.

Our 2012 results reflect ATI’s position as a globally focused, diversified high-value specialty metals company with strong cash flow and liquidity, and a solid balance sheet. The aerospace and defense market and the global infrastructure markets, specifically oil and gas, chemical process industry, electrical energy, and the medical market, represented 67% of ATI’s 2012 sales. For 2012, sales to the aerospace and defense market grew by $140.4 million, or 9%, to $1.62 billion and represented 32% of our sales. Sales in 2012 to the oil and gas and chemical process industry markets were $956 million and represented 19% of ATI sales.

In our High Performance Metals segment, sales in 2012 increased 12% to $2.19 billion, with sales to the aerospace and defense market up $159.1 million, or 13%, primarily due to a full year of ATI Ladish sales. Sales to the oil and gas market remained strong, reflecting the trend toward directional drilling, deep water projects and sour gas projects. Medical market demand also remained strong. Operating profit for the High Performance Metals segment was $371.6 million, or 17.0% of sales, a 2% increase compared to 2011, due primarily to higher shipments for our nickel-based and specialty alloys products, lower start-up costs associated with our Rowley, UT premium-titanium sponge facility, and the benefits from our gross cost reductions.

In our Flat-Rolled Products segment, sales decreased 14% to $2.35 billion, primarily as a result of lower raw material surcharges and reduced base prices for most products. Total product shipments increased 4% for the full year 2012, as shipments of standard stainless products increased 12% while shipments of high-value products decreased 4%. Volatile raw material costs and the resulting impact on surcharges affected demand during the second half of the year as customers managed inventory levels and the timing of purchases. Operating profit for the Flat-Rolled Products segment decreased to $126.9 million, or 5.4% of sales, due to lower base prices for most products and inventory costs not aligning with raw material surcharges.

In our Engineered Products segment, 2012 sales decreased 2% to $491.7 million. While demand remained strong from the oil and gas and construction and mining markets, demand weakened from the electrical energy and the machine and cutting tools markets. Segment operating profit for 2012 improved to $39.4 million, a 16% increase compared to 2011 primarily due to improved results for our tungsten-based products and industrial forgings.

For 2012, total segment operating profit decreased 12% to $537.9 million compared to $612.0 million for 2011.

During 2012, we strengthened our positions in key global growth markets, continued to enhance our manufacturing capabilities, reduced costs, and maintained our strong balance sheet. We also realized continued success in implementing the ATI Business System, which is continuing to drive lean manufacturing throughout our operations. Our accomplishments during 2012 from these important efforts included:

•

Continued growth of our global market presence as direct international sales increased to 36% of our total sales, at $1.8 billion. We believe at least 50% of ATI’s 2012 sales were driven by global markets when we consider exports by our customers.

•

We continued to realize significant benefits from our strategic focus on key high value specialty products, including titanium and titanium alloys, precision castings and forgings, nickel-based alloys and specialty alloys, zirconium and related alloys, and grain-oriented electrical steel. In 2012, sales of these key high value products represented 79% of our total sales.

•

Continued improvement in our positions with key customers in the aerospace, oil and gas, electrical energy, and medical markets as we entered into new long-term agreements for our Mission Critical Metallics®. During 2012, we concluded long-term sourcing agreements with new or existing customers which are expected to benefit future years revenues by over $2.5 billion.

•

Continued expansion of our industry leading technology portfolio by making important research and development investments. ATI 718Plus® alloy, our groundbreaking nickel-based superalloy, continued to gain acceptance in the marketplace and is being used on legacy and next-generation aero-engines. Rene 65 alloy, a future generation alloy, is the newest nickel-based superalloy for the aerospace market in our portfolio. Our ATI 2003® Lean Duplex Alloy was recently selected for offshore topside structural components use on a North Sea project in the oil and gas market.

•

Our ATI 425® alloy has been qualified for rotary blade applications such as abrasion strips, and continues to be evaluated for numerous airframe applications including fastener stock, hydraulic tubing, and hot- and superplastic-formed parts.

•

We continued to build a foundation for profitable growth. Since 2004, we have transformed ATI by investing over $3.7 billion in capital expenditures and acquisitions, of which $382 million was spent in 2012. These strategic capital investments support the expected long-term growth in our markets, especially for titanium and titanium alloys, nickel-based alloys and superalloys, vacuum melted specialty alloys, and precision forgings and castings. Virtually all of these investments have been in the United States, with the enhancement and expansion of our internal capabilities being self-funded. Significant among these investments are:

•

The design and construction of a new advanced specialty metals Hot-Rolling and Processing Facility (HRPF) at our existing Flat-Rolled Products segment Brackenridge, PA site for approximately $1.16 billion. The HRPF construction is progressing on schedule and on budget. Construction is expected to be completed with assets ready for service by the end of 2013, and formal commissioning is expected to occur in the first half of 2014. The HRPF is designed to be the most powerful mill in the world for production of specialty metals. It is designed to produce thinner and wider hot-rolled coils of exceptional quality at reduced cost with shorter lead times, and require lower working capital requirements. When completed, we believe ATI’s new HRPF will provide unsurpassed manufacturing capability and versatility in the production of a wide range of flat-rolled specialty metals. We expect improved productivity, lower costs, and higher quality for our diversified product mix of flat-rolled specialty metals, including nickel-based and specialty alloys, titanium and titanium alloys, zirconium alloys, Precision Rolled Strip ® products, and stainless sheet and coiled plate products. It is designed to roll and process exceptional quality hot bands of up to 78.62 inches, or 2 meters, wide.

•

The acquisition of ATI Ladish on May 9, 2011 for $897.6 million. ATI Ladish results are included in the High Performance Metals segment from the date of the acquisition. ATI Ladish engineers, produces and markets high-strength, high technology forged and cast metal components for a wide variety of load-bearing and fatigue-resisting applications in the jet engine, aerospace and industrial markets, for both domestic and international customers. ATI is now a fully integrated supplier, from raw material (for titanium) and melt through highly engineered technically complex parts, creating a more stable and sustainable supply chain for aerospace, defense and industrial markets. In the first full year as part of ATI, ATI Ladish recorded its best revenue year ever and has been accretive to ATI’s results of operations for the full 2012 year.

•

The expansion of ATI’s aerospace quality titanium sponge production capabilities. Titanium sponge is an important raw material used to produce our titanium mill products. Our greenfield premium-grade titanium sponge (jet engine rotating parts) facility in Rowley, UT, with a total cost of approximately $500 million, completed the standard-grade qualification process in the first half of 2012. We continue to improve the facility’s cost structure through process and productivity improvements and technology initiatives, and we expect to begin the premium-grade qualification process in 2013. With the Utah sponge facility, our total annual sponge production capacity, including our Albany, OR standard grade titanium sponge facility, is projected to be approximately 46 million pounds. These secure supply sources are intended to reduce our purchased titanium sponge and purchased titanium scrap requirements. In addition, the Utah facility will have the infrastructure in place to further expand annual capacity by approximately 18 million pounds, bringing the total annual capacity at that facility to 42 million pounds, if needed.

•

We continued to enhance our capabilities as the world’s leader in titanium plasma arc melting (PAM) with the qualification during 2012 of our fourth PAM furnace. With the expansion of our High Performance Metals segment production capabilities in North Carolina, ATI remains the world’s leading PAM melter for the most critical and demanding jet engine applications.

We currently expect 2013 capital expenditures to be approximately $550 million, which includes approximately $450 million relating to the HRPF project. We expect 2013 to be our peak year for capital expenditures. Our objective is to fund these capital expenditures with cash on hand and cash flow generated from our operations, and if needed, by using a portion of our $400 million unsecured domestic revolving credit facility.

•

We realized significant cash generation in 2012, despite a decline in profitability, with cash flow from operations of $428 million, which represented the third best year in our history. We utilized our cash in 2012 to invest $382 million in capital expenditures, primarily for the HRPF project, and return $77 million to our stockholders as dividends.

•

We continued to maintain our strong balance sheet. Cash on hand at the end of 2012 was $305 million, and our percentages of net debt to total capitalization and total debt to total capitalization were 32.2% and 37.4%, respectively. Our U.S. defined benefit pension plan is sufficiently funded such that we are not required to make any contributions to this plan for 2013.

•

Our safety focus continued across all of ATI’s operations. Our OSHA Total Recordable Incident Rate was 2.71 and our Lost Time Case Rate was 0.58 per 200,000 hours worked, which we believe to be competitive with world class performance.

•

We realized continued success from the ATI Business System, which continues to drive lean manufacturing throughout our operations. In addition to the safety performance discussed above, we realized over $114 million in gross cost reductions in 2012, which exceeded our goal of $100 million. We have targeted additional gross cost reductions of at least $100 million in 2013.

•

To further improve our operating efficiency, we consolidated operations in our Engineered Products segment, resulting in the closure of our iron casting facility in Alpena, MI, which resulted in an $8.8 million, after-tax, non-cash asset impairment charge in the fourth quarter of 2012. In our Flat-Rolled Products segment, we are consolidating service center operations, which is on schedule to be completed in the first quarter of 2013. In our High Performance Metals segment, we took steps to size our primary zirconium operations to improve its cost structure based on the current demand profile in the nuclear electrical energy market.

Our focus is to continue to deliver value for our customers and profitable growth for our stockholders. We believe market conditions remain favorable for strong secular growth over the next 3 to 5 years in many of our key global markets. Aerospace build rates are expected to continue to increase and OEM backlogs remain at record levels. Demand for ATI’s new products is expected to grow substantially as new technology airframe and jet engine deliveries increase. Demand for our products generally leads a change to a production build schedule by approximately 6 to 12 months. In addition, demand for jet engine spare parts is projected to begin to modestly improve, compared to the second half of 2012, as we move through 2013.

Global oil and gas exploration and production forecasts project spending to set a new record, and upstream capital spending, especially in the U.S., is expected to grow. ATI benefits from the trend toward horizontal and directional drilling, deep water projects, and sour gas projects. In the chemical processing industry, ATI benefits from projects requiring specialty metals that can withstand highly corrosive and high temperature environments.

In the electrical energy market, we expect to benefit from growing global demand for safe, clean and efficient electrical energy. Our specialty metals are used in nuclear, coal, and natural gas power generation, including pollution control equipment and spent nuclear fuel storage. Our products are also used to manufacture power generation equipment used for renewable energy sources, particularly in wind, solar and geothermal power applications. Demand for our products from the medical market is expected to remain strong because of the aging populations in developed countries and the growth of advanced medical procedures in developing countries requiring the products that we produce. We also expect to benefit from our ongoing market and product development activities aimed at introducing innovative new ATI alloys and extending our reach into our key global markets with product forms that are new to ATI. We intend to use these improving market conditions to continue to positively differentiate ATI as a uniquely positioned, diversified, technology-driven global specialty metals producer.

Results of Operations

Sales were $5.03 billion in 2012, $5.18 billion in 2011, and $4.05 billion in 2010. Direct international sales represented approximately 36% of 2012 sales, 35% of 2011 sales, and 32% of 2010 sales.

Segment operating profit was $537.9 million in 2012, $612.0 million in 2011, and $356.5 million in 2010. Our measure of segment operating profit, which we use to analyze the performance and results of our business segments, excludes income taxes, corporate expenses, net interest expense, retirement benefit expense, closed company expenses and restructuring costs, if any. We believe segment operating profit, as defined, provides an appropriate measure of controllable operating results at the business segment level.

Income before tax was $244.0 million in 2012, $339.4 million in 2011, and $125.7 million in 2010. Net income attributable to ATI was $158.4 million in 2012, $214.3 million for 2011, and $70.7 million for 2010. Results for 2012 included after-tax charges of $8.8 million, or $0.08 per share, for an asset impairment charge related to the closure of our Alpena, MI iron casting facility. Results for 2011 include after-tax charges of $29.6 million, or $0.26 per share, for Ladish acquisition expenses, accelerated recognition of equity compensation due to executive retirements, and restructuring and start-up expenses.

We operate in three business segments: High Performance Metals, Flat-Rolled Products and Engineered Products. These segments represented the following percentages of our total revenues and segment operating profit for the years indicated:

	2012		2011		2010
	Revenue	Operating Profit	Revenue	Operating Profit	Revenue	Operating Profit
High Performance Metals	43%	69%	38%	59%	33%	72%

Flat-Rolled Products	47%	24%	52%	35%	58%	24%

Engineered Products	10%	7%	10%	6%	9%	4%

Comparative information for our overall revenues (in millions) by end market and their respective percentages of total revenues is as follows:

Market	2012		2011		2010
Aerospace & Defense	$1,621.4	32%	$1,481.0	29%	$1,027.5	25%
Oil & Gas/Chemical Process Industry	955.8	19%	1,107.0	21%	787.8	19%
Electrical Energy	599.5	12%	778.8	15%	670.9	17%
Medical	223.7	4%	253.0	5%	234.5	6%

Subtotal - Key Markets	3,400.4	67%	3,619.8	70%	2,720.7	67%
Construction/Mining	390.0	8%	321.6	6%	274.3	7%
Automotive	389.5	8%	386.8	7%	319.7	8%
Transportation	222.4	4%	233.7	4%	169.8	4%
Food Equipment & Appliances	215.6	4%	243.0	5%	277.8	7%
Electronics/Computers/Communication	170.0	3%	161.1	3%	130.4	3%
Machine & Cutting Tools	126.9	3%	136.3	3%	97.8	2%
Conversion Services and Other	116.7	3%	80.7	2%	57.3	2%

Total	$5,031.5	100%	$5,183.0	100%	$4,047.8	100%

We are one of the largest and most diversified specialty metals producers in the world. Our high-value products include titanium and titanium alloys, nickel-based alloys and specialty steels, precision forgings and castings, zirconium and related alloys, precision and engineered stainless steel strip, tungsten-based materials and cutting tools, and grain-oriented electrical steel. Our standard products include specialty stainless sheet, stainless steel sheet, stainless steel plate, and large iron castings. Our specialty metals are produced in a wide range of alloys and product forms and are selected for use in applications that demand metals having exceptional hardness, toughness, strength, resistance to heat, corrosion or abrasion, or a combination of these characteristics.

Comparative information for our major high-value and standard products based on their percentages of our total revenues is as follows:

For the Years Ended December 31,	2012	2011	2010
High-Value Products
Nickel-based alloys and specialty alloys	25%	25%	21%
Titanium and titanium alloys	13%	14%	15%
Precision forgings and castings	13%	9%	3%
Precision and engineered strip	11%	12%	13%
Tungsten-based materials	7%	7%	6%
Zirconium and related alloys	6%	5%	7%
Grain-oriented electrical steel	4%	6%	8%

Total High-Value Products	79%	78%	73%
Standard Products
Specialty stainless sheet	9%	10%	13%
Stainless steel sheet	8%	9%	11%
Stainless steel plate	2%	2%	2%
Iron castings and other	2%	1%	1%

Total Standard Products	21%	22%	27%

Grand Total	100%	100%	100%

Information with respect to our business segments is presented below.

High Performance Metals

(In millions)	2012	% Change	2011	% Change	2010
Sales to external customers	$2,190.6	12%	$1,955.9	46%	$1,337.5

Operating profit	371.6	2%	364.5	41%	257.8

Operating profit as a percentage of sales	17.0%		18.6%		19.3%

Direct international sales as a percentage of sales	43.1%		40.1%		32.8%

Our High Performance Metals segment produces, converts and distributes a wide range of high performance alloys, including titanium and titanium-based alloys, nickel- and cobalt-based alloys and superalloys, zirconium and related alloys including hafnium and niobium, advanced powder alloys and other specialty metals, in long product forms such as ingot, billet, bar, rod, wire, shapes and rectangles, and seamless tubes, plus precision forgings and castings, and machined parts. These products are designed for the high performance requirements of such major end markets as aerospace and defense, electrical energy, oil and gas, chemical process industry, and medical. The operating units in this segment are ATI Allvac, ATI Allvac Ltd (U.K.), ATI Ladish, ATI Wah Chang and ATI Powder Metals.

2012 Compared to 2011

Sales for the High Performance Metals segment for 2012 increased 12%, to $2.19 billion, with sales to the aerospace and defense markets up $159.1 million, or 13%, due primarily to a full year of ATI Ladish sales which offset reduced demand in the 2012 second half in the jet engine aftermarket. Sales to the oil and gas market remained strong, reflecting the trend toward directional drilling, deep water projects and sour gas projects. Medical market demand remained strong for implants and imaging equipment. Comparative information for our High Performance Metals segment revenues (in millions) by market, the respective percentages of overall segment revenues for the years ended 2012 and 2011, and the percentage change in revenues by market for 2012 is as follows:

Market	2012		2011		Change
Aerospace:
Jet Engines	$719.6	33%	$667.7	34%	$51.9	8%
Airframes	388.6	18%	304.3	15%	84.3	28%
Government	198.6	9%	188.8	10%	9.8	5%

Total Aerospace	1,306.8	60%	1,160.8	59%	146.0	13%
Oil & Gas/Chemical Process Industry	211.2	10%	180.2	9%	31.0	17%
Medical	188.4	9%	182.2	9%	6.2	3%
Electrical Energy	166.3	7%	177.4	9%	(11.1)	(6%)
Defense	111.3	5%	98.2	5%	13.1	13%
Construction/Mining	66.6	3%	36.1	2%	30.5	84%
Other	140.0	6%	121.0	7%	19.0	16%

Total	$2,190.6	100%	$1,955.9	100%	$234.7	12%

Comparative information for the High Performance Metals segment’s major product categories, based on their percentages of 2012 and 2011 segment revenues is as follows:

For the Years Ended December 31,	2012	2011
High-Value Products
Nickel-based alloys and specialty alloys	36%	38%
Titanium and titanium alloys	26%	30%
Precision forgings and castings	25%	17%
Zirconium and related alloys	13%	15%

Total High-Value Products	100%	100%

In 2012 and 2011, the aerospace market represented 60% and 59%, respectively, of the revenues of the segment with the majority of the sales to the jet engine market. Aerospace has historically represented a significant market for our High Performance Metals segment, especially for premium quality specialty metals used in the manufacture of jet engines for the original equipment and spare parts markets. In May 2011, we expanded our product capabilities with the acquisition of ATI Ladish, which engineers, produces and markets high-strength, high technology forged and cast metal components for a wide variety of load-bearing and fatigue-resisting applications in the jet engine, aerospace and industrial markets, for both domestic and international customers. ATI is now a fully integrated supplier, from raw material (for titanium) and melt through highly engineered technically complex parts, creating a more stable and sustainable supply chain for aerospace, defense and industrial markets. In addition, we have become a larger supplier of specialty metals used in airframe construction. In 2012 and 2011, sales of our material into the airframe market represented approximately 30% and 26%, respectively, of our aerospace market sales.

Over the past several years, we have entered into long-term agreements with our customers for Mission Critical Metallics®, in the form of mill products and components, to reduce their supply uncertainty. These agreements include a titanium products supply agreement for aircraft airframes and structural components with The Boeing Company that extends through the end of 2018. This long-term agreement covers value-added titanium mill products and provides opportunity for greater use of ATI’s highly engineered titanium cast and forged products. The agreement includes both long-product forms that are manufactured within the High Performance Metals segment, and a significant amount of plate products that are manufactured utilizing assets of both the High Performance Metals and Flat-Rolled Products segments. Revenues and profits associated with these titanium products covered by the Boeing long-term agreement are included primarily in the results for the High Performance Metals segment. We have long-term agreements with Rolls-Royce plc for the supply of nickel-based superalloy disc-quality products and precision forgings and castings for commercial jet engine applications. We also have long-term agreements with GE Aviation for the supply of premium titanium alloys, nickel-based alloys, and vacuum-melted specialty alloys products for commercial and military jet engine applications.

The commercial aerospace market’s use of titanium alloys is expected to increase significantly as new aircraft airframe designs use a larger percentage of titanium alloys. For example, the airframe (excluding engines) of the new Boeing 787 Dreamliner, which entered service in late 2011, uses significantly more titanium and titanium alloys as a percentage of total weight than any previous commercial aircraft airframe. New aircraft designs from Airbus, the A380 and A350-XWB, and from defense contractors also utilize a greater percentage of titanium alloys. Given the significant current backlogs of Boeing and Airbus, as well as the engine manufacturers, this increasing demand for titanium alloys mill products is expected to last for at least the next several years. Both Boeing and Airbus have implemented production increases, and announced future production increases over the next several years for legacy and next generation aircraft, which is expected to positively impact the demand for titanium alloys and nickel-based superalloys for both jet engine and airframe applications. Due to manufacturing cycle times, demand for our specialty metals leads the deliveries of new aircraft by between 6 to 12 months. In addition, as our specialty metals are used in rotating components of jet engines, demand for our products for spare parts is impacted by aircraft flight activity and engine refurbishment requirements of U.S. and foreign aviation regulatory authorities. As the number of aircraft in service increases, the need for our materials associated with engine refurbishment is expected to increase.

Airline Miles - Revenue Passenger (Worldwide, per year, in billions)

2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
1,862	2,140	2,311	2,447	2,609	2,640	2,532	2,734	2,912	3,072	3,210	3,371	3,539	3,716	3,902

Source: International Civil Aviation Organization; 2012 preliminary, 2013-2017 forecast

Airline Miles - Freight (Worldwide, tons per year, in billions)

2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
85	95	98	103	106	105	91	108	109	108	109	113	119	125	131

Source: International Civil Aviation Organization; 2012 preliminary, 2013-2017 forecast

Commercial Aircraft Engines in Service (Worldwide, per year)

2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
41,069	42,297	43,684	44,611	45,858	47,083	48,225	49,503	50,313	51,963	53,788	55,712	57,557	58,975	61,191

Source: Airline Monitor; 2012 preliminary, 2013-2017 forecast

New Commercial Aircraft Engine Builds (Worldwide, per year)

2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
1,900	1,918	1,910	2,088	2,192	2,232	2,372	2,356	2,398	2,716	3,000	3,260	3,380	3,200	3,197

Source: Airline Monitor; 2012 preliminary, 2013-2017 forecast

Commercial Jet & Military Aircraft Build Rate and Forecast

Sources: Airline Monitor, Forecast International (Worldwide, per year); 2012 preliminary, 2013-2017 forecast

	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
Boeing deliveries	281	285	290	398	441	375	481	462	481	588	650	715	730	680	605
Airbus deliveries	305	320	378	434	453	483	498	510	534	588	620	645	650	590	635
Regional Jet del.	315	312	260	185	183	225	183	135	157	119	180	190	210	220	220
NATO Military del.	160	243	243	241	226	231	211	275	287	274	254	252	246	258	284

Total deliveries	1,061	1,160	1,171	1,258	1,303	1,314	1,373	1,382	1,459	1,569	1,704	1,802	1,836	1,748	1,744

The Airline Monitor forecast (above) assumes a decline in single aisle deliveries in 2016 and 2017 as Airbus and Boeing transition to the new models, A320neo and 737MAX, due to an expected decline in deliveries of older models, based on prior model changeover patterns. This forecast differs from announced build rates by the OEMs. Even with the Airline Monitor assumption, the forecasted deliveries in 2016 and 2017 remain near historically high levels. Based on Airline Monitor data, the total share of twin aisle aircraft builds will grow from 19% of commercial aircraft builds in 2011 to more than 30% in 2017. The projected growth increase of large twin aisle aircraft builds is significant, as the next generation of large aircraft utilize significantly more of the high value types of materials we produce in both the airframe and in the engines.

Airline revenue passenger miles increased 5.5% in 2012, continuing a growth trend that has resulted in an increase of more than 21% since 2009, as activity levels recovered from the global economic weakness experienced in 2008-2009. Airline freight miles have remained relatively unchanged since 2010 after recovering from 2008-2009 decreases. Since 2003, airline revenue passenger miles and freight miles have compound annual growth rates of 5.1% and 2.4%, respectively, according to the International Civil Aviation Organization (ICAO) data. Based on current forecasts, the ICAO expects growth of about 5% annually, for several years, based on the demand for passenger and freight travel from developing economies, especially in Asia and the Middle East, and expected continuing economic growth in the rest of the world. New commercial jet and NATO military aircraft deliveries have averaged 4.5% increases annually since 2003. Independent forecasts from both Airline Monitor and Forecast International project 2.2% average annual growth of commercial jet and NATO military aircraft deliveries for the next 5 years.

High Performance Metals segment operating profit for 2012 increased 2% to $371.6 million compared to 2011, due primarily to higher shipments for our nickel-based and specialty alloys products, lower start-up costs associated with our Rowley, UT premium-titanium production facility, and the benefits of gross cost reductions. Operating profit in 2011 was impacted by $27.3 million of inventory fair value adjustments associated with the Ladish transaction, and $31.7 million of start-up and idle facility costs associated with our primary titanium sponge operations.

We continued to aggressively reduce costs in 2012. Gross cost reductions, before the effects of inflation, totaled approximately $63 million. Major areas of gross cost reductions included $54 million from operating efficiencies and $8 million from procurement savings.

2011 Compared to 2010

Sales for the High Performance Metals segment for 2011 increased 46% to $1.96 billion, due to ATI Ladish sales and improved overall demand from the commercial aerospace jet engine market, both for new aircraft builds and replacement spares as a result of increased flight activity. Overall sales to the aerospace market increased 50% for 2011. Sales to the electrical energy market increased 86%, driven by demand for land-based gas turbines. In addition, demand increased from the oil and gas market, reflecting the trend toward directional drilling, deep water projects and sour gas projects, and in the medical market for implants and imaging equipment. Comparative information for our High Performance Metals segment revenues (in millions) by market, the respective percentages of overall segment revenues for the years ended 2011 and 2010, and the percentage change in revenues by market for 2011 is as follows:

Market	2011		2010		Change
Aerospace:
Jet Engines	$667.7	34%	$393.5	29%	$274.2	70%
Airframes	304.3	15%	277.3	21%	27.0	10%
Government	188.8	10%	104.8	8%	84.0	80%

Total Aerospace	1,160.8	59%	775.6	58%	385.2	50%
Medical	182.2	9%	143.6	11%	38.6	27%
Oil & Gas/Chemical Process Industry	180.2	9%	145.7	11%	34.5	24%
Electrical Energy	177.4	9%	95.2	7%	82.2	86%
Defense	98.2	5%	104.0	8%	(5.8)	(6%)
Construction/Mining	36.1	2%	2.2	0%	33.9	1541%
Other	121.0	7%	71.2	5%	49.8	70%

Total	$1,955.9	100%	$1,337.5	100%	$618.4	46%

Comparative information for the High Performance Metals segment’s major product categories, based on their percentages of 2011 and 2010 segment revenues, is as follows:

For the Years Ended December 31,	2011	2010
High-Value Products
Nickel-based alloys and specialty alloys	38%	41%
Titanium and titanium alloys	30%	38%
Precision forgings and castings	17%	0%
Zirconium and related alloys	15%	21%

Total High-Value Products	100%	100%

High Performance Metals segment operating profit for 2011 increased 41% to $364.5 million compared to 2010, primarily due to higher shipments for most of our products, a favorable product mix, improved selling prices and the benefits of gross cost reductions. Operating profit in 2011 was impacted by $27.3 million of inventory fair value adjustments associated with the Ladish transaction, and $31.7 million of start-up and idle facility costs associated with our primary titanium sponge operations. Operating profit in 2010 included $55.8 million of start-up and idle facility costs mainly involving the primary titanium sponge operations. The start-up costs related mostly to our Rowley, UT titanium sponge facility.

We continued to aggressively reduce costs in 2011. Gross cost reductions, before the effects of inflation, totaled approximately $63 million. Major areas of gross cost reductions included $39 million from operating efficiencies and $18 million from procurement savings.

Flat-Rolled Products

(In millions)	2012	% Change	2011	% Change	2010
Sales to external customers	$2,349.2	(14%)	$2,726.0	17%	$2,338.5

Operating profit	126.9	(41%)	213.4	148%	85.9

Operating profit as a percentage of sales	5.4%		7.8%		3.7%

Direct international sales as a percentage of sales	32.0%		33.6%		32.4%

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

2012 Compared to 2011

Sales for the Flat-Rolled Products segment for 2012 were $2.35 billion, or 14% lower than 2011, primarily due to decreased shipments to the electrical energy, oil and gas and chemical process industry markets, and reduced base selling prices for nearly all products, with standard stainless base selling prices at historically low levels in the fourth quarter of 2012. Demand from the oil and gas market was impacted by inventory management actions within the supply chain, as drilling activity declined in response to oil and gas supply/demand considerations. Sales increased to the global automotive market and the construction and mining markets. Direct international sales were 32% of sales. Comparative information for our Flat-Rolled Products segment revenues (in millions) by market, the respective percentages of overall segment revenues for the years ended 2012 and 2011, and the percentage change in revenues by market for 2012 is as follows:

Market	2012		2011		Change
Oil & Gas/Chemical Process Industry	$601.9	26%	$790.7	29%	$(188.8)	(24%)
Electrical Energy	405.2	17%	564.4	21%	(159.2)	(28%)
Automotive	352.4	15%	346.4	13%	6.0	2%
Construction/Mining	244.9	10%	216.3	8%	28.6	13%
Food Equipment & Appliances	212.6	9%	231.1	8%	(18.5)	(8%)
Electronics/Computers/Communication	161.0	7%	153.4	6%	7.6	5%
Aerospace & Defense	160.7	7%	179.9	7%	(19.2)	(11%)
Transportation	120.3	5%	134.0	5%	(13.7)	(10%)
Medical	23.1	1%	61.4	2%	(38.3)	(62%)
Other	67.1	3%	48.4	1%	18.7	39%

Total	$2,349.2	100%	$2,726.0	100%	$(376.8)	(14%)

Total product shipments increased 4% in 2012, as increased shipments of standard stainless products more than offset weaker demand for most high-value products. Average transaction prices in 2012 were 17% lower than 2011, and declined sequentially, quarter over quarter, for both high value and standard stainless products, and base selling prices for standard stainless products were at historically low levels.

Comparative information for the Flat-Rolled Products segment’s major product categories, based on their percentages of 2012 and 2011 segment revenues is as follows:

For the Years Ended December 31,	2012	2011
High-Value Products
Precision and engineered strip	24%	23%
Nickel-based alloys and specialty alloys	22%	21%
Grain-oriented electrical steel	10%	11%
Titanium and titanium alloys	4%	6%

Total High-Value Products	60%	61%
Standard Products
Specialty stainless sheet	19%	19%
Stainless steel sheet	17%	16%
Stainless steel plate	4%	4%

Total Standard Products	40%	39%

Grand Total	100%	100%

Sales of our Flat-Rolled Products segment high-value products, which include engineered strip, Precision Rolled Strip, nickel-based alloys and specialty steels, titanium and titanium alloys, and grain-oriented electrical steel products, decreased 17% in 2012 primarily due to lower average transaction prices, and lower shipment volumes for titanium and titanium alloys, and grain oriented electrical steel. Demand for our titanium products from the chemical process industry and oil and gas markets were impacted by timing delays on large projects, with shipments of titanium and ATI-produced Uniti titanium products declining 38% compared to 2011, to 11.7 million pounds. Shipments of our grain-oriented electrical steel products, which are primarily sold under long-term supply agreements with key customers, continued to be affected by the downturn in residential and commercial construction.

Sales of our standard products, which primarily include stainless steel sheet, strip, and plate, decreased 9% compared to 2011. Although our shipment volumes of standard products increased in 2012, average transaction selling prices decreased by 19% due to declining raw materials surcharges and historically low base selling prices. For the U.S., apparent domestic consumption of stainless steel sheet and strip increased 8% in 2012 compared to 2011, according to the Specialty Steel Industry of North America (SSINA) using annualized November 2012 data. However, imports of these products into the U.S. increased nearly 15% in 2012 compared to 2011, and imports accounted for over 27% of domestic consumption in 2012.

Source: SSINA

US ADC of Stainless Sheet and Strip (hot rolled and cold rolled)

	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012*
Millions of Tons	1.57	1.81	1.62	1.84	1.52	1.25	0.96	1.25	1.58	1.71

*	2012 represents Nov YTD annualized

The majority of our flat-rolled products are sold at prices that include surcharges for raw materials, including purchased scrap, that are required to manufacture our products. These raw materials include nickel, iron, chromium, and molybdenum. Nickel, which comprises a significant percentage of our material costs, and where price is influenced by commodity exchange trading, continued to be volatile during 2012. The cost of nickel increased 17% during the first two months of 2012 to an average monthly cost of $9.43 per pound in February 2012, only to decline over the next six months to a monthly average cost of $7.06 per pound in August 2012, or a 25% decline, essentially repeating a fluctuation pattern experienced in 2011. Nickel ended the year with an average monthly cost of $7.82 per pound in December 2012. Our other major raw materials were also volatile, with chromium and molybdenum costs rising early in the year, only to finish 2012 with annual average monthly cost decreases of 12% and 16%, respectively. Volatility in raw material surcharges affects customer purchasing trends.

03	04	05	06	07	08	09	10	11	12	03	04	05	06	07	08	09	10	11	12
6.43	6.25	6.09	15.68	11.79	4.39	7.74	10.94	8.23	7.82	202	405	280	235	325	235	345	430	510	395

Source: London Metals Exchange										Source: American Metals Market

03	04	05	06	07	08	09	10	11	12	03	04	05	06	07	08	09	10	11	12
0.54	0.69	0.54	0.66	1.71	1.03	0.89	1.33	1.11	0.97	7.26	31.24	26.58	24.78	32.38	9.60	11.38	16.19	13.39	11.20

Source: Platts Metals Week										Source: Platts Metals Week

Segment operating profit was $126.9 million, a 41% decrease compared to 2011. The reduction was primarily due to lower base selling prices for nearly all products, which offset a 4% increase in overall shipment volume. Average transaction prices for standard stainless products declined sequentially each quarter of 2012, continuing a 2011 trend, and were at historically low levels for most standard products by the end of 2012. A weaker product mix, with lower shipments of most high value products, more than offset a better matching of raw material prices with surcharges and the benefits of our gross cost reduction efforts.

We continued to aggressively reduce costs and streamline our flat-rolled products operations. In 2012, we achieved gross cost reductions, before the effects of inflation, of approximately $43 million in our Flat-Rolled Products segment. Major areas of gross cost reductions included $17 million from procurement savings and $14 million from operating efficiencies.

2011 Compared to 2010

Sales for the Flat-Rolled Products segment for 2011 were $2.73 billion, or 17% higher than 2010, due primarily to increased shipments and improved base-selling prices for most high-value products. Demand for these products was strong from the oil and gas and chemical process industry and aerospace markets, and improved from the global automotive market. Sales to the oil and gas and chemical process industry markets grew to 46% of sales, and direct international sales increased to 34% of sales. Comparative information for our Flat-Rolled Products segment revenues (in millions) by market, the respective percentages of overall segment revenues for the years ended 2011 and 2010, and the percentage change in revenues by market for 2011 is as follows:

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

Total product shipments decreased 1% for 2011, as increased shipments and improved base-selling prices for most high-value products was offset by weak demand for standard stainless products. While average transaction prices for standard stainless products were higher on an annual basis compared to 2010, shipment volumes and average transaction prices declined sequentially, quarter over quarter, in 2011 due to lower demand, falling raw material surcharges and weak base-selling prices.

Comparative information for the Flat-Rolled Products segment’s major product categories, based on their percentages of 2011 and 2010 segment revenues is as follows:

For the Years Ended December 31,	2011	2010
High-Value Products
Precision and engineered strip	23%	23%
Nickel-based alloys and specialty alloys	21%	15%
Grain-oriented electrical steel	11%	13%
Titanium and titanium alloys	6%	5%

Total High-Value Products	61%	56%
Standard Products
Specialty stainless sheet	19%	23%
Stainless steel sheet	16%	18%
Stainless steel plate	4%	3%

Total Standard Products	39%	44%

Grand Total	100%	100%

Our Flat-Rolled Products segment high-value product shipments, which include engineered strip, Precision Rolled Strip, super stainless steel, nickel-based alloys, specialty alloys, titanium and grain-oriented electrical steel products, increased 9% in 2011 while average transaction prices for these high-valued products increased 17%. Demand for our engineered strip and Precision Rolled Strip products improved throughout 2011 as most markets continued to improve. Demand for our titanium products from the chemical process industry and oil and gas markets continued to increase, and shipments of titanium and ATI-produced Uniti titanium products increased over 50% in 2011 to almost 19 million pounds. Shipments of our grain-oriented electrical steel products, which are primarily sold under long-term supply agreements with key customers, continued to be affected by the downturn in residential and commercial construction.

Shipments of our standard products, which primarily include stainless steel hot rolled and cold rolled sheet, and stainless steel plate, decreased 9% while average transaction prices for these products increased by 11%.

Raw material costs continued to be volatile in 2011. The majority of our flat-rolled products are sold at prices that include surcharges for raw materials, including purchased scrap, that are required to manufacture our products. Nickel, which comprises a significant percentage of our raw material costs, and where price is influenced by commodity exchange trading, continued to be volatile during 2011. The cost of nickel increased 17% during the first two months of 2011, to an average monthly cost of $12.82 per pound in February 2011, only to decline throughout most of the year to a monthly average cost of $8.11 per pound in November 2011, a 37% decline, ending the year with an average monthly cost of $8.23 per pound in December 2011. Other major raw materials that we use were also volatile, with chromium and molybdenum both decreasing more than 15% during 2011. Volatility in raw material surcharges affects customer purchasing trends.

Operating income was $213.4 million, a 148% increase compared to 2010. The improvement in 2011 operating profit was primarily due to higher shipments of high-value products, a better matching of raw material prices with surcharges, and the benefits from our gross cost reduction efforts.

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

Engineered Products

(In millions)	2012	% Change	2011	% Change	2010
Sales to external customers	$491.7	(2%)	$501.1	35%	$371.8

Operating profit	39.4	16%	34.1	166%	12.8

Operating profit as a percentage of sales	8.0%		6.8%		3.4%

Direct international sales as a percentage of sales	21.6%		22.7%		23.6%

Our Engineered Products segment includes the production of tungsten powder, tungsten heavy alloys, tungsten carbide materials and carbide cutting tools. The segment also produces carbon alloy steel impression die forgings, and large grey and ductile iron castings, and provides specialty metals fabrication and precision metals processing services. The operations in this segment are ATI Tungsten Materials, ATI Portland Forge, ATI Casting Service, ATI Fabricated Components and ATI Precision Finishing.

The major markets served by our products of the Engineered Products segment include a wide variety of industrial markets including oil and gas, machine and cutting tools, transportation, construction and mining, electrical energy, aerospace and defense, and automotive.

2012 Compared to 2011

Sales for the Engineered Products segment decreased 2% to $491.7 million in 2012. While demand remained strong from the oil and gas and construction and mining markets, demand weakened from the electrical energy and machine and cutting tools markets. Comparative information for our Engineered Products segment revenues (in millions) by market, the respective percentages of overall segment revenues for the years ended 2012 and 2011, and the percentage change in revenues by market for 2012 is as follows:

Market	2012		2011		Change
Oil & Gas/Chemical Process Industry	$142.7	29%	$136.2	27%	$6.5	5%
Machine & Cutting Tools	79.5	16%	86.3	17%	(6.8)	(8%)
Construction/Mining	78.5	16%	69.2	14%	9.3	13%
Transportation	78.3	16%	78.8	16%	(0.5)	(1%)
Aerospace & Defense	42.7	9%	42.1	8%	0.6	1%
Electrical Energy	28.1	6%	37.0	8%	(8.9)	(24%)
Automotive	25.8	5%	30.7	6%	(4.9)	(16%)
Medical	12.2	2%	9.4	2%	2.8	30%
Other	3.9	1%	11.4	2%	(7.5)	(66%)

Total	$491.7	100%	$501.1	100%	$(9.4)	(2%)

Comparative information for the Engineered Products segment’s major product categories, based on their percentages of 2012 and 2011 segment revenues is as follows:

For the Years Ended December 31,	2012	2011
High -Value Products
Tungsten-based materials	67%	68%
Precision forgings	25%	25%

Total High-Value Products	92%	93%
Standard Products
Iron castings and other	8%	7%

Total Standard Products	8%	7%

Grand Total	100%	100%

Segment operating profit improved to $39.4 million for 2012, a 16% increase over 2011. Improved demand for tungsten-based products and forged products helped to offset higher start-up costs at our ATI Fabricated Components operation and continued weakness for iron castings products. Operating results were impacted by idle facility costs of $1.7 million in 2012 and $2.4 million for 2011.

In 2012, we achieved gross cost reductions, before the effects of inflation, of approximately $9 million in our Engineered Products segment, primarily from procurement savings and operating efficiencies.

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

Comparative information for the Engineered Products segment’s major product categories, based on their percentages of 2011 and 2010 segment revenues is as follows:

For the Years Ended December 31,	2011	2010
High -Value Products
Tungsten-based materials	68%	69%
Precision forgings	25%	23%

Total High-Value Products	93%	92%
Standard Products
Iron castings and other	7%	8%

Total Standard Products	7%	8%

Grand Total	100%	100%

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

Corporate Expenses

Corporate expenses were $68.4 million in 2012 compared to $92.5 million in 2011, and $64.1 million in 2010. The decrease in corporate expenses in 2012 was primarily the result of reduced annual and long-term performance-based compensation expenses, including the accelerated recognition of equity compensation due to executive retirements in 2011. Additionally, the decrease in corporate expenses in 2012 compared to 2011 was due to Ladish acquisition expenses and higher corporate funded R&D costs in 2011.

Interest Expense, Net

Interest expense, net of interest income and interest capitalization, was $71.6 million in 2012, $92.3 million for 2011 and $62.7 million for 2010. The decrease in interest expense in 2012 compared to 2011 was primarily due to $12.4 million of higher capitalized interest on capital projects, and $8.6 million of interest expense in 2011 associated with the remaining $117 million portion of the 8.375% Notes due 2011 that matured, and were repaid, in December 2011. The increase in interest expense in 2011 was primarily due to the January 7, 2011 issuance of $500 million of 5.95% Notes due 2021, and debt assumed in the Ladish acquisition. Interest expense is presented net of interest income of $0.7 million for 2012, $1.4 million for 2011, and $1.1 million for 2010.

Capital expenditures associated with strategic investments to expand our production capabilities resulted in interest capitalization in 2012, 2011, and 2010. Interest expense in 2012, 2011, and 2010 was reduced by $24.5 million, $12.1 million, and $12.5 million, respectively, related to interest capitalization on major strategic capital projects.

Closed Company and Other Expenses

Closed company and other expenses, which were $31.5 million in 2012, $9.9 million in 2011 and $13.9 million in 2010, include charges incurred in connection with closed operations, pre-tax gains and losses on the sale of surplus real estate, non-strategic investments and other assets, and other non-operating income or expense. In the fourth quarter of 2012, we recorded a $13.0 million pre-tax charge to write down the value of the long-lived assets with the closing of our Alpena, MI iron casting facility, which was formerly part of the operations in our Engineered Products segment. This charge is included within cost of sales in the consolidated statements of income. Other items are presented primarily in selling and administrative expenses in the consolidated statements of income, and primarily related to legal, environmental and insurance costs associated with closed operations.

Retirement Benefit Expense

Retirement benefit expense, which includes pension and postretirement medical benefits, increased to $122.4 million in 2012, compared to $77.9 million in 2011. The 2012 increase was primarily due to the utilization of a lower discount rate to value retirement benefit obligations and lower than expected returns on plan assets. Retirement benefit expense in 2010 was $90.1 million. The decrease in expense in 2011 compared to 2010 was primarily due to higher than expected returns on pension plan assets in prior years. Since 2004, we have made over $765 million of voluntary pension contributions to our U.S. qualified defined benefit pension plan, including $350 million in the second quarter of 2009. However, declining discount rates, which are used to measure retirement benefit obligations, have continued to negatively impact both retirement benefit expense and the funded position of our U.S. qualified defined benefit pension plan. Retirement benefit expenses are included in both cost of sales and selling and administrative expenses. Retirement benefit expense included in cost of sales and selling and administrative expenses for the years ended 2012, 2011, and 2010 was as follows:

(In millions)	2012	2011	2010
Cost of sales	$89.3	$55.1	$64.6
Selling and administrative expenses	33.1	22.8	25.5

Total retirement benefit expense	$122.4	$77.9	$90.1

Total retirement benefit expense for 2013 is expected to increase to approximately $130 million, an $8 million increase from 2012. We expect pension expense to be approximately $106 million compared to pension expense of $97.6 million in 2012. These expected increases are primarily a result of utilizing a lower discount rate to value the benefit obligations.

Income Taxes

Net income for 2012 included a provision for income taxes of $76.2 million, or 31.2% of income before tax, for U.S. Federal, foreign and state income taxes. The 2011 provision for income taxes was $116.3 million, or 34.3% of income before tax, for U.S. Federal, foreign and state income taxes. The income tax rate in 2012 includes the effects of a greater portion of pre-tax income from foreign earnings that are generally taxed at lower rates than the U.S. Federal rate, and the benefits of the U.S. Federal manufacturing deduction. The 2010 provision for income taxes was $47.0 million, or 37.4% of income before tax, for U.S. Federal, foreign and state income taxes. The 2010 provision for income taxes included charges of $9.2 million related to U.S. Federal legislation, including the Patient Protection and Affordable Care Act, which eliminated the tax benefit of company-provided retiree prescription drug coverage, and the Small Business Jobs and Credit Act, which increased the Company’s ability to recover prior years’ cash taxes paid through accelerated depreciation of property placed into service in 2010, but reduced the 2010 tax benefit of the manufacturing deduction.

Deferred taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes, and differences between the fair value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income taxes represent future tax benefits or costs to be recognized when those temporary differences reverse. At December 31, 2012, we had a net deferred tax asset of $47.5 million.

Financial Condition and Liquidity

We believe that internally generated funds, current cash on hand, and available borrowings under our existing credit facilities will be adequate to meet foreseeable liquidity needs, including the ongoing expansion of our production capabilities over the next few years. If we needed to obtain additional financing using the credit markets, the cost and the terms and conditions of such borrowings may be influenced by our credit rating. Changes in our credit rating do not impact our access to, or the cost of, our existing credit facilities.

We did not borrow funds under our $400 million domestic senior unsecured credit facility during 2012, 2011, or 2010. However, as of December 31, 2012 approximately $4 million of this facility was utilized to support letters of credit.

We have no off-balance sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.

Cash Flow and Working Capital

Cash flow from operations for 2012 was $427.5 million, which included a reduction in managed working capital of $22.4 million. During 2012, cash used in investing activities was $378.7 million, which included $382.0 million in capital expenditures. Cash used in financing activities was $124.8 million in 2012, primarily due to dividend payments to ATI stockholders of $76.5 million, $27.1 million of net debt retirements, and income tax withholding on share-based compensation of $23.4 million. At December 31, 2012, cash and cash equivalents on hand totaled $304.6 million, a decrease of $76.0 million from year end 2011. Cash and cash equivalents held by our foreign subsidiaries was $100.1 million at December 31, 2012.

Cash flow from operations for 2011 was $296.8 million, as improved profitability was partially offset by an investment in managed working capital of $273.3 million, primarily due to a significant increase in the level of business activity. Cash used in investing activities was $624.7 million, including $349.2 million for the acquisition of Ladish, net of cash acquired, and $278.2 million in capital expenditures. Cash provided by financing activities was $276.2 million in 2011, primarily due to issuance of $500.0 million of 5.95% Senior Notes due 2021, partially offset by debt retirements of $146.9 million, including the remaining $117 million of 8.375% Notes due 2011 which matured in December 2011, and dividend payments of $74.7 million. At December 31, 2011, cash and cash equivalents on hand totaled $380.6 million, a decrease of $51.7 million from year end 2010.

Managed Working Capital

As part of managing the liquidity of the business, we focus on controlling inventory, accounts receivable and accounts payable. In measuring performance in controlling this managed working capital, we exclude the effects of LIFO inventory valuation reserves, excess and obsolete inventory reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. We also measure managed working capital as a percentage of the prior two months annualized sales to evaluate our performance based on recent levels of business volume. We define managed working capital as gross inventory plus accounts receivable less accounts payable.

	03	04	05	06	07	08	09	10	11	12
Millions/$	576	853	1,048	1,582	1,627	1,412	1,061	1,380	1,823	1,801
% of Annualized Revenue	30.7%	29.5%	30.3%	29.0%	32.2%	35.2%	34.5%	34.4%	37.8%	41.1%

In 2012, managed working capital decreased by $22.4 million, due to decreased business activity. The $22.4 million reduction in managed working capital resulted from a $97.3 million decrease in accounts receivable, a $7.7 million increase in accounts payable, offset by an $82.6 million increase in inventory as we staged inventory to meet 2013 demand.

In 2011, managed working capital increased by $273.3 million, after adjusting for the $170.2 million of working capital acquired in the Ladish acquisition, due to increased business activity. The increase in managed working capital was a use of cash in 2011, as gross inventory increased $244.9 million and accounts receivable increased $79.8 million, partially offset by an increase in accounts payable of $51.4 million.

Managed working capital as a percentage of sales has increased to historical levels due to a continuing shift in mix to more value-added products, primarily in the High Performance Metals and Flat-Rolled Products business segments, which have longer manufacturing processes. Days sales outstanding, which measures actual collection timing for accounts receivable, remained relatively constant in 2012 compared to 2011. Gross inventory turns, which excludes the effect of LIFO inventory valuation reserves, decreased slightly across all of our business segments at year-end 2012.

The components of managed working capital were as follows:

(in millions)	December 31, 2012	December 31, 2011	December 31, 2010
Accounts receivable	$613.3	$709.1	$545.4
Inventory	1,536.6	1,384.3	1,024.5
Accounts payable	(499.9)	(490.7)	(394.1)

Subtotal	1,650.0	1,602.7	1,175.8
Allowance for doubtful accounts	5.5	5.9	5.6
LIFO reserve	76.9	153.7	163.0
Corporate and other	68.4	60.9	35.3

Managed working capital	$1,800.8	$1,823.2	$1,379.7

Annualized prior 2 months sales	$4,380.0	$4,820.6	$4,007.7

Managed working capital as a % of annualized sales	41.1%	37.8%	34.4%

December 2012 change in managed working capital	$(22.4)

Capital Expenditures and Acquisitions

Capital expenditures for 2012 were $382.0 million, compared to $278.2 million in 2011, and $219.1 million in 2010. Since 2004, we have transformed ATI by investing over $3.7 billion in capital expenditures and acquisitions. Nearly all of these investments have been in the United States and more than 80% have been self-funded.

We have significantly expanded and continue to expand our manufacturing capabilities to meet current and expected demand growth from the aerospace (engine and airframe) and defense, oil and gas, chemical process industry, electrical energy, and medical markets, especially for titanium and titanium-based alloys, nickel-based alloys and superalloys, specialty alloys, and zirconium and related alloys. Significant capital expenditures completed or in progress include:

•

The design and construction of a new advanced specialty metals Hot-Rolling and Processing Facility (HRPF) at our existing Flat-Rolled Products segment Brackenridge, PA site for approximately $1.16 billion. The HRPF construction is progressing on schedule and on budget. Construction is expected to be completed with assets ready for service by the end of 2013, and formal commissioning is expected to occur in the first half of 2014. The HRPF is designed to be the most powerful mill in the world for production of specialty metals. It is designed to produce thinner and wider hot-rolled coils of exceptional quality at reduced cost with shorter lead times, and require lower working capital requirements. When completed, we believe ATI’s new HRPF will provide unsurpassed manufacturing capability and versatility in the production of a wide range of flat-rolled specialty metals. We expect improved productivity, lower costs, and higher quality for our diversified product mix of flat-rolled specialty metals, including nickel-based and specialty alloys, titanium and titanium alloys, zirconium alloys, Precision Rolled Strip ® products, and stainless sheet and coiled plate products.

•

The acquisition of ATI Ladish on May 9, 2011 for $897.6 million. ATI Ladish results are included in the High Performance Metals segment from the date of the acquisition. ATI Ladish engineers, produces and markets high-strength, high technology forged and cast metal components for a wide variety of load-bearing and fatigue-resisting applications in the jet engine, aerospace and industrial markets, for both domestic and international customers. ATI is now a fully integrated supplier, from raw material (for titanium) and melt through highly engineered technically complex parts, creating a more stable and sustainable supply chain for aerospace, defense and industrial markets.

•

The expansion of ATI’s aerospace quality titanium sponge production capabilities. Titanium sponge is an important raw material used to produce our titanium mill products. Our greenfield premium-grade titanium sponge (jet engine rotating parts) facility in Rowley, UT, with a total cost of approximately $500 million, continued to ramp up production during 2012, and completed the standard-grade qualification process in the first half of 2012. We continue to improve the facility’s cost structure through process and productivity improvements and technology initiatives, and we expect to begin the premium-grade qualification process in 2013. When this Utah sponge facility is fully operational, our total annual sponge production capacity, including our Albany, OR standard grade titanium sponge facility, is projected to be approximately 46 million pounds. These secure supply sources are intended to reduce our purchased titanium sponge and purchased titanium scrap requirements. In addition, the Utah facility will have the infrastructure in place to further expand annual capacity by approximately 18 million pounds, bringing the total annual capacity at that facility to 42 million pounds, if needed.

•

We continued to enhance our capabilities as the world’s leader in titanium plasma arc melting (PAM) with the qualification during 2012 of our fourth PAM furnace. With the expansion of our High Performance Metals segment production capabilities in North Carolina, ATI remains the world’s leading PAM melter for the most critical and demanding jet engine applications.

We currently expect our 2013 capital expenditures to be approximately $550 million, which includes approximately $450 million relating to the HRPF project. We expect 2013 to be our peak year of capital expenditures. Our objective is to fund these capital expenditures with cash on hand and cash flow generated from our operations, and if needed, by using a portion of our $400 million unsecured domestic credit facility.

Debt

Total debt outstanding decreased by $29.2 million, to $1,480.1 million at December 31, 2012, from $1,509.3 million at December 31, 2011. The decrease was primarily due to principal payments of $15.7 million on debt assumed in the 2011 Ladish acquisition, and $10.4 million of repayments under foreign credit facilities. In managing our overall capital structure, some of the measures on which we focus are net debt to total capitalization, which is the percentage of our debt, net of cash that may be available to reduce borrowings, to our total invested and borrowed capital, and total debt to total capitalization, which excludes cash balances. At year-end 2012, our net debt to total capitalization was 32.2%, compared to 31.3% at December 31, 2011, and 23.6% at December 31, 2010. Total debt to total capitalization was 37.4% at December 31, 2012 compared to 37.9% at December 31, 2011, and 34.3% at December 31, 2010.

(In millions)	December 31, 2012	December 31, 2011
Total debt	$1,480.1	$1,509.3
Less: Cash	(304.6)	(380.6)

Net debt	$1,175.5	$1,128.7
Net debt	$1,175.5	$1,128.7
Total ATI stockholders’ equity	2,479.6	2,475.3

Net ATI capital	$3,655.1	$3,604.0
Net debt to ATI capital	32.2%	31.3%

(In millions)	December 31, 2012	December 31, 2011
Total debt	$1,480.1	$1,509.3
Total ATI stockholders’ equity	2,479.6	2,475.3

Total ATI capital	$3,959.7	$3,984.6
Total debt to ATI capital	37.4%	37.9%

We have a $400 million senior unsecured domestic revolving credit facility that expires in April 2017. The facility includes a $200 million sublimit for the issuance of letters of credit. Under the terms of the facility, we may increase the size of the credit facility by up to $100 million without seeking the further approval of the lending group. The facility requires us to maintain a leverage ratio (consolidated total indebtedness divided by consolidated earnings before interest, taxes and depreciation and amortization) of not greater than 3.25, and maintain an interest coverage ratio (consolidated earnings before interest and taxes divided by interest expense) of not less than 2.0. At December 31, 2012, our leverage ratio was 2.09 and our interest coverage ratio was 5.68. The definition of consolidated earnings before interest and taxes, and consolidated earnings before income, taxes, depreciation and amortization as used in the interest coverage and leverage ratios excludes any non-cash pension expense or income, and consolidated indebtedness in the leverage ratio is net of cash on hand in excess of $50 million. We were in compliance with these required ratios during all applicable periods. As of December 31, 2012, there had been no borrowings made under the facility, although a portion of the facility was used to support approximately $4 million in letters of credit.

We have an additional, separate credit facility for the issuance of letters of credit. As of December 31, 2012, $32 million in letters of credit were outstanding under this facility.

STAL, our Chinese joint venture company in which ATI has a 60% interest, has a revolving credit facility with a group of banks which extends through August 2014. Under the credit facility, STAL may borrow up to 205 million renminbi (approximately $33 million at December 2012 exchange rates) at an interest rate equal to 90% of the applicable lending rate published by the People’s Bank of China. The credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners, and is intended to be utilized in the future for the expansion of STAL’s operations, which are located in Shanghai, China. The credit facility requires STAL to maintain a minimum level of shareholders’ equity and certain financial ratios. We were in compliance with these required ratios during all applicable periods. As of December 31, 2012, there had been no borrowings made under this credit facility.

A summary of required payments under financial instruments (excluding accrued interest) and other commitments are presented below.

(In millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Cash Obligations
Total Debt including Capital Leases (A)	$1,475.6	$17.1	$436.7	$21.7	$1,000.1
Operating Lease Obligations	96.2	17.6	30.4	19.9	28.3
Other Long-term Liabilities (B)	109.9	—	29.3	13.1	67.5
Unconditional Purchase Obligations
Raw Materials (C)	590.0	265.8	133.4	38.2	152.6
Capital expenditures	543.6	406.8	136.8	—	—
Other (D)	183.2	86.2	62.3	16.0	18.7

Total	$2,998.5	$793.5	$828.9	$108.9	$1,267.2

Other Financial Commitments
Lines of Credit (E)	$545.6	$86.0	$59.6	$400.0	$—
Guarantees	$19.9

(A)	Debt and capital leases exclude acquisition fair value adjustments.
(B)	Other long-term liabilities exclude pension liabilities and accrued postretirement benefits. See Note 9. Pension Plans and Other Postretirement Benefits of the notes to the 2012 consolidated financial statements for further information on these obligations.
(C)	We have contracted for physical delivery for certain of our raw materials to meet a portion of our needs. These contracts are based upon fixed or variable price provisions. We used current market prices as of December 31, 2012, for raw material obligations with variable pricing.
(D)	We have various contractual obligations that extend through 2016 for services involving production facilities and administrative operations. Our purchase obligation as disclosed represents the estimated termination fees payable if we were to exit these contracts.
(E)	Drawn amounts were $14.2 million at December 31, 2012 under foreign credit agreements, and drawn amounts are included in total debt. Drawn amounts also include $4.5 million utilized under the $400 million domestic senior unsecured credit facility for standby letters of credit, which renew annually, and $32.0 million under a separate letter of credit facility. These letters of credit are used to support: $30.1 million in workers’ compensation and general insurance arrangements, and $6.4 million related to environmental, legal and other matters.

Retirement Benefits

At December 31, 2012, our U.S. qualified defined benefit pension plan (U.S. Plan) was approximately 77% funded in accordance with generally accepted accounting principles. The funded position of the U.S. Plan declined in 2012 primarily due to the use of a lower discount rate to value plan liabilities.

On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (MAP-21 Act) was signed into law. The MAP-21 Act included certain pension-related provisions which included changes to the methodology used to determine discount rates for ERISA funding purposes for qualified defined benefit pension plans. Based on historical interest rates, the MAP-21 Act allows plan sponsors to utilize a higher discount rate to value pension liabilities, which results in lower required pension plan contributions under ERISA. Based upon current regulations and actuarial studies, we are not required to make a cash contribution to the U.S. Plan for 2013. However, we may elect, depending upon investment performance of the pension plan assets and other factors, to make additional voluntary cash contributions to this plan in the future.

We fund certain retiree health care benefits for Allegheny Ludlum using investments held in a Company-administered Voluntary Employee Benefit Association (VEBA) trust. This allows us the opportunity to generate investment returns to recover a portion of the retiree medical costs. In accordance with our labor agreements, during 2012, 2011, and 2010, we funded $0.9 million, $5.2 million, and $4.2 million, respectively, of retiree medical costs using the investments of this VEBA trust. We may continue to fund certain retiree medical benefits utilizing the investments held in this VEBA. The value of the investments held in this VEBA was approximately $6.3 million as of December 31, 2012.

Dividends

We paid a quarterly cash dividend of $0.18 per share of common stock outstanding for each quarter of 2012 and 2011. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate.

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

Inventories

At December 31, 2012, we had net inventory of $1,536.6 million. Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO) and average cost methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. The prices for many of the raw materials we use have been extremely volatile during the past four years. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a rise in raw material costs has a negative effect on our operating results, while, conversely, a fall in material costs results in a benefit to operating results. For example, in 2012 and 2011, the effect of falling raw material costs on our LIFO inventory valuation method resulted in cost of sales which were $76.8 million and $9.3 million lower than would have been recognized had we utilized the FIFO methodology to value our inventory. Conversely, in 2010, the effect of rising raw material costs on our LIFO inventory valuation method resulted in cost of sales which were $60.2 million higher than would have been recognized had we utilized the FIFO methodology to value our inventory. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold.

The LIFO inventory valuation methodology is not utilized by many of the companies with which we compete, including foreign competitors. As such, our results of operations may not be comparable to those of our competitors during periods of volatile material costs due, in part, to the differences between the LIFO inventory valuation method and other acceptable inventory valuation methods.

We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting reserve, if any, is recognized as an expense in the period that the need for the reserve is identified. At December 31, 2012, no significant reserves were required. It is our general policy to write-down to scrap value any inventory that is identified as obsolete and any inventory that has aged or has not moved in more than twelve months. In some instances this criterion is up to twenty-four months due to the longer manufacturing and distribution process for such products.

Asset Impairment

We monitor the recoverability of the carrying value of our long-lived assets. An impairment charge is recognized when the expected net undiscounted future cash flows from an asset’s use (including any proceeds from disposition) are less than the asset’s carrying value, and the asset’s carrying value exceeds its fair value. Changes in the expected use of a long-lived asset group, and the financial performance of the long-lived asset group and its operating segment, are evaluated as indicators of possible impairment. Future cash flow value may include appraisals for property, plant and equipment, land and improvements, future cash flow estimates from operating the long-lived assets, and other operating considerations. In the fourth quarter of 2012, following an evaluation of business conditions and possible business uses of the idled Alpena, MI iron casting facility, we determined that we were unlikely to produce iron castings at this facility and adopted a plan of disposal, and we recorded a $13 million pre-tax long-lived asset impairment charge, representing the excess of net book value over the estimated fair market value.

Retirement Benefits

We have defined benefit and defined contribution pension plans covering substantially all of our employees. Under U.S. generally accepted accounting principles, benefit expenses recognized in financial statements for defined benefit pension plans are determined on an actuarial basis, rather than as contributions are made to the plan. A significant element in determining our pension expense in accordance with the accounting standards is the expected investment return on plan assets. In establishing the expected return on plan investments, which is reviewed annually in the fourth quarter, we take into consideration input from our third party pension plan asset managers and actuaries regarding the types of securities the plan assets are invested in, how those investments have performed historically, and expectations for how those investments will perform in the future. Our expected long-term return on pension plan investments was 8.5% in 2012. We apply this assumed rate to the market value of plan assets at the end of the previous year. This produces the expected return on plan assets that is included in annual pension expense for the current year. The actual returns on pension plan assets for the last five years have been 8.0% for 2012, 0.3% for 2011, 12.2% for 2010, 16.4% for 2009, and a negative 25.3% for 2008. For 2013, we reduced our expected rate of return to 8.25% based upon our strategic allocation of pension assets across the various investments asset classes, and consideration of both historical and projected annual compound returns. The effect of increasing, or lowering, the expected return on pension plan investments by 0.25% results in additional pre-tax annual income, or expense, of approximately $5.3 million. The cumulative difference between this expected return and the actual return on plan assets is deferred and amortized into pension income or expense over future periods. The amount of expected return on plan assets can vary significantly from year-to-year since the calculation is dependent on the market value of plan assets as of the end of the preceding year. U.S. generally accepted accounting principles allow companies to calculate the expected return on pension assets using either an average of fair market values of pension assets over a period not to exceed five years, which reduces the volatility in reported pension income or expense, or their fair market value at the end of the previous year. However, the U.S. Securities and Exchange Commission currently does not permit companies to change from the fair market value at the end of the previous year methodology, which is the methodology that we use, to an averaging of fair market values of plan assets methodology. As a result, our results of operations and those of other companies, including companies with which we compete, may not be comparable due to these different methodologies in calculating the expected return on pension investments.

In accordance with accounting standards, we determine the discount rate used to value pension plan liabilities as of the last day of each year. The discount rate reflects the current rate at which the pension liabilities could be effectively settled. In estimating this rate, we receive input from our actuaries regarding the rates of return on high quality, fixed-income investments with maturities matched to the expected future retirement benefit payments. Based on this assessment at the end of December 2012, we established a discount rate of 4.25% for valuing the pension liabilities as of the end of 2012, and for determining the pension expense for 2013. We had previously assumed a discount rate of 5.0% at the end of 2011 and 5.8% for the end of 2010. The estimated effect of changing the discount rate by 0.50% would decrease pension liabilities in the case of an increase in the discount rate, or increase pension liabilities in the case of a decrease in the discount rate, by approximately $170 million. Such a change in the discount rate would decrease pension expense in the case of an increase in the discount rate, or increase pension expense in the case of a decrease in the discount rate, by approximately $12 million. The effect on pension liabilities for changes to the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, are deferred and amortized over future periods in accordance with the accounting standards.

As discussed above, gains and losses due to differences between actual and expected results for investment returns on plan assets, and changes in the discount rate used to value benefit obligations are deferred and recognized in the income statement over future periods. However for balance sheet presentation, these gains and losses are included in the determination of benefit obligations, net of plan assets, included on the year-end statement of financial position. At December 31, 2012, the Company had $1.46 billion of pre-tax net actuarial losses on its pension obligations, primarily related to continued declines in the discount rate used to value the pension obligations, and also due to negative investment returns on plan assets in 2008, which have been recognized on the balance sheet through a reduction in stockholders’ equity, and are being recognized in the income statement through expense amortizations over future years.

We also sponsor several postretirement plans covering certain hourly and salaried employees and retirees. These plans provide health care and life insurance benefits for eligible employees. Under most of the plans, our contributions towards premiums are capped based upon the cost as of certain dates, thereby creating a defined contribution. For the non-collectively bargained plans, we maintain the right to amend or terminate the plans in the future. In accordance with U.S. generally accepted accounting standards, postretirement expenses recognized in financial statements associated with defined benefit plans are determined on an actuarial basis, rather than as benefits are paid. We use actuarial assumptions, including the discount rate and the expected trend in health care costs, to estimate the costs and benefit obligations for these plans. The discount rate, which is determined annually at the end of each year, is developed based upon rates of return on high quality, fixed-income investments. At the end of 2012, we determined the rate to be 4.25%, compared to a 5.0% discount rate in 2011, and a 5.8% discount rate in 2010. The estimated effect of changing the discount rate by 0.50%, would decrease postretirement obligations in the case of an increase in the discount rate, or increase postretirement obligations in the case of a decrease in the discount rate, by approximately $24 million. Such a change in the discount rate would decrease postretirement benefit expense in the case of an increase in the discount rate, or increase postretirement benefit expense in the case of a decrease in the discount rate, by approximately $0.8 million. Based upon predictions of continued significant medical cost inflation in future years, the annual assumed rate of increase in the per capita cost of covered benefits of health care plans is 8.7% in 2012 and is assumed to gradually decrease to 5.0% in the year 2028 and remain level thereafter. Certain of these postretirement benefits are funded using plan investments held in a Company-administered VEBA trust. The December 31, 2012 asset balance is $6 million and consists primarily of private equity investments. For 2012, our expected return on investments held in the VEBA trust was 8.3%. This assumed long-term rate of return on investments is applied to the market value of plan assets at the end of the previous year. This produces the expected return on plan investments that is included in annual postretirement benefits expense for the current year. Our expect return on investments in the VEBA trust is 8.3% for 2013. The effect of increasing, or lowering, the expected return on postretirement benefit plan investments by 0.25% has a negligible effect on pre-tax annual income, or expense, due to the low level of investments held.

New Accounting Pronouncements Adopted

In June 2011, the Financial Accounting Standards Board (FASB) issued amendments to financial accounting standards related to the presentation of comprehensive income which requires entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, these amendments require an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB deferred the requirement for presenting the reclassification adjustments from comprehensive income to net income by component within the face of the financial statements. Finally, no changes were made to the calculation and presentation of earnings per share. These amendments, with retrospective application, were effective for interim and annual periods in fiscal year 2012. A separate consolidated statement of comprehensive income is included in these consolidated financial statements. Other than the change in presentation, these changes did not have an impact on the consolidated financial statements. In February 2013, the FASB further amended the accounting standards adding new disclosure requirements for items reclassified out of accumulated other comprehensive income. The newly issued guidance will require entities to disclose additional information about reclassification adjustments, including (1) changes in accumulated other comprehensive income balances by component and (2) significant items reclassified out of accumulated other comprehensive income. The new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012.

In July 2012, the FASB issued amended guidance that simplifies how entities test indefinite-lived intangible assets other than goodwill for impairment. The changes are effective for interim and annual periods beginning after September 15, 2012 with early adoption permitted. The Company elected to early adopt this guidance, which provides the Company with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of the indefinite-lived intangible assets other than goodwill is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, go directly to the two-step quantitative impairment test.

Pending Accounting Pronouncements

In December 2011, the FASB issued guidance enhancing disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. The new guidance will be effective for the Company beginning January 2013. We do not anticipate material impacts on our financial statements upon adoption.

Forward-Looking Statements

From time-to-time, the Company has made and may continue to make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements in this report relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Such forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause our actual results or performance to materially differ from any future results or performance expressed or implied by such statements. Various of these factors are described in Item 1A, Risk Factors, of this Annual Report on Form 10-K and will be described from time-to-time in the Company filings with the SEC, including the Company’s Annual Reports on Form 10-K and the Company’s subsequent reports filed with the SEC on Form 10-Q and Form 8-K, which are available on the SEC’s website at http://www.sec.gov and on the Company’s website at http://www.atimetals.com. We assume no duty to update our forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As part of our risk management strategy, we utilize derivative financial instruments, from time to time, to hedge our exposure to changes in energy and raw material prices, foreign currencies, and interest rates. We monitor the third-party financial institutions which are our counterparty to these financial instruments on a daily basis and diversify our transactions among counterparties to minimize exposure to any one of these entities. Fair values for derivatives were measured using exchange-traded prices for the hedged items including consideration of counterparty risk and the Company’s credit risk. Our exposure to volatility in interest rates is presently not material, as nearly all of our debt is at fixed interest rates.

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

At December 31, 2012, the outstanding financial derivatives used to hedge our exposure to natural gas cost volatility represented approximately 70% of our forecasted requirements for 2013, 40% for 2014 and 5% for 2015. The net mark-to-market valuation of these outstanding hedges at December 31, 2012 was an unrealized pre-tax loss of $3.9 million, comprised of $0.4 million in prepaid expenses and other current assets, $0.7 million in other assets, $4.4 million in accrued liabilities and $0.6 million in other long-term liabilities. The effects of the hedging activity will be recognized in income over the designated hedge periods. For the year ended December 31, 2012, the effects of natural gas hedging activity increased cost of sales by $8.1 million.

Volatility of Raw Material Prices. We use raw materials surcharge and index mechanisms to offset the impact of increased raw material costs; however, competitive factors in the marketplace can limit our ability to institute such mechanisms, and there can be a delay between the increase in the price of raw materials and the realization of the benefit of such mechanisms. For example, in 2012 we used approximately 100 million pounds of nickel; therefore a hypothetical change of $1.00 per pound in nickel prices would result in increased costs of approximately $100 million. In addition, in 2012 we also used approximately 795 million pounds of ferrous scrap in the production of our flat-rolled products and a hypothetical change of $0.01 per pound would result in increased costs of approximately $8 million. While we enter into raw materials futures contracts from time-to-time to hedge exposure to price fluctuations, such as for nickel, we cannot be certain that our hedge position adequately reduces exposure. We believe that we have adequate controls to monitor these contracts, but we may not be able to accurately assess exposure to price volatility in the markets for critical raw materials.

The majority of our products are sold utilizing raw material surcharges and index mechanisms. However as of December 31, 2012, we had entered into financial hedging arrangements primarily at the request of our customers related to firm orders, for an aggregate amount of less than 10% of our estimated annual nickel requirements. These nickel hedges extend to 2016. Any gain or loss associated with these hedging arrangements is included in cost of sales. At December 31, 2012, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax loss of $0.5 million, comprised of $0.6 million in prepaid expenses and other current assets, $0.3 million in other assets, $1.1 million in accrued liabilities and $0.3 million in other long-term liabilities.

Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies expected to be received from our export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk. At December 31, 2012, the outstanding financial derivatives used to hedge our exposure to foreign currency, primarily euros, represented approximately 10% of our forecasted total international sales through 2015. At December 31, 2012, the net mark-to-market valuation of the outstanding foreign currency forward contracts was an unrealized pre-tax gain of $0.7 million, comprised of $2.9 million in prepaid expenses and other current assets, $0.9 million in other assets, $1.7 million in accrued liabilities and $1.4 million in other long-term liabilities. In addition, we may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Allegheny Technologies Incorporated and Subsidiaries

We have audited the accompanying consolidated balance sheets of Allegheny Technologies Incorporated and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allegheny Technologies Incorporated and Subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Allegheny Technologies Incorporated and Subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

February 28, 2013

Allegheny Technologies Incorporated and Subsidiaries

Consolidated Statements of Income

(In millions, except per share amounts)

For the Years Ended December 31,	2012	2011	2010
Sales	$5,031.5	$5,183.0	$4,047.8

Costs and expenses:
Cost of sales	4,338.3	4,369.8	3,557.5
Selling and administrative expenses	377.8	382.1	304.9

Income before interest, other income and income taxes	315.4	431.1	185.4
Interest expense, net	(71.6)	(92.3)	(62.7)
Other income, net	0.2	0.6	3.0

Income before income taxes	244.0	339.4	125.7

Income tax provision	76.2	116.3	47.0

Net income	167.8	223.1	78.7

Less: Net income attributable to noncontrolling interests	9.4	8.8	8.0

Net income attributable to ATI	$158.4	$214.3	$70.7

Basic net income attributable to ATI per common share	$1.49	$2.09	$0.73

Diluted net income attributable to ATI per common share	$1.43	$1.97	$0.72

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries

Consolidated Statements of Comprehensive Income

(In millions)

For the Years Ended December 31,	2012	2011	2010
Net income	$167.8	$223.1	$78.7

Currency translation adjustment
Unrealized net change arising during the period	14.3	2.7	(5.4)

Unrealized holding gain (loss) on securities
Net gain (loss) arising during the period	—	(0.1)	—

Derivatives
Net derivatives gain (loss) on hedge transactions	(9.8)	(19.4)	9.1
Reclassification to net income of net realized gain (loss)	5.2	25.5	(20.8)
Income taxes on derivative transactions	(1.8)	2.3	(4.5)

Total	(2.8)	3.8	(7.2)

Postretirement benefit plans
Actuarial loss
Amortization of net actuarial loss	119.8	81.2	83.4
Net gain (loss) arising during the period	(272.7)	(516.3)	(36.7)
Prior service cost
Amortization to net income of net prior service cost (credits)	(11.8)	(7.0)	(4.7)
Income taxes on postretirement benefit plans	(67.3)	(165.0)	17.8

Total	(97.4)	(277.1)	24.2

Other comprehensive income (loss), net of tax	(85.9)	(270.7)	11.6

Comprehensive income (loss)	81.9	(47.6)	90.3

Less: Comprehensive income attributable to noncontrolling interests	11.3	14.6	11.2

Comprehensive income (loss) attributable to ATI	$70.6	$(62.2)	$79.1

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries

Consolidated Balance Sheets

(In millions, except share and per share amounts)	December 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$304.6	$380.6
Accounts receivable, net	613.3	709.1
Inventories, net	1,536.6	1,384.3
Prepaid expenses and other current assets	56.1	95.5

Total Current Assets	2,510.6	2,569.5
Property, plant and equipment, net	2,559.9	2,368.8
Cost in excess of net assets acquired	740.1	737.7
Deferred income taxes	71.5	—
Other assets	365.7	370.9

Total Assets	$6,247.8	$6,046.9

Liabilities and Stockholders’ Equity
Accounts payable	$499.9	$490.7
Accrued liabilities	330.5	320.3
Deferred income taxes	24.0	23.5
Short-term debt and current portion of long-term debt	17.1	27.3

Total Current Liabilities	871.5	861.8
Long-term debt	1,463.0	1,482.0
Accrued postretirement benefits	495.2	488.1
Pension liabilities	721.1	508.9
Deferred income taxes	—	9.8
Other long-term liabilities	109.9	124.7

Total Liabilities	3,660.7	3,475.3

Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized-50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-109,695,171 shares at December 31, 2012 and 2011; outstanding-107,398,963 shares at December 31, 2012 and 106,354,612 shares at December 31, 2011	11.0	11.0
Additional paid-in capital	1,181.7	1,207.1
Retained earnings	2,427.6	2,361.5
Treasury stock: 2,296,208 shares at December 31, 2012 and 3,340,559 shares at December 31, 2011	(111.3)	(162.7)
Accumulated other comprehensive loss, net of tax	(1,029.4)	(941.6)

Total ATI Stockholders’ Equity	2,479.6	2,475.3
Noncontrolling Interests	107.5	96.3

Total Stockholders’ Equity	2,587.1	2,571.6

Total Liabilities and Stockholders’ Equity	$6,247.8	$6,046.9

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

(In millions)

For the Years Ended December 31,	2012	2011	2010
Operating Activities:
Net income	$167.8	$223.1	$78.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	194.0	174.4	141.5
Deferred taxes	(19.4)	52.7	102.2
Change in operating assets and liabilities:
Retirement benefits	58.9	19.6	34.3
Accounts receivable	95.8	(78.8)	(153.4)
Inventories	(152.3)	(227.3)	(199.0)
Accounts payable	9.2	50.0	85.5
Accrued income taxes	9.4	42.4	(32.2)
Accrued liabilities and other	64.1	40.7	(30.5)

Cash provided by operating activities	427.5	296.8	27.1

Investing Activities:
Purchases of property, plant and equipment	(382.0)	(278.2)	(219.1)
Purchases of businesses and investments in ventures	—	(349.2)	—
Asset disposals and other	3.3	2.7	2.3

Cash used in investing activities	(378.7)	(624.7)	(216.8)

Financing Activities:
Issuances of long-term debt	—	500.0	—
Payments on long-term debt and capital leases	(16.7)	(143.8)	(11.3)
Net borrowings (repayments) under credit facilities	(10.4)	(3.1)	2.9
Debt issuance costs	—	(5.0)	—
Dividends paid to shareholders	(76.5)	(74.7)	(70.8)
Shares repurchased for income tax withholding on share-based compensation	(23.4)	(2.2)	(0.9)
Dividends paid to noncontrolling interests	—	(7.2)	—
Taxes on share-based compensation	—	10.8	(8.1)
Exercises of stock options and other	2.2	1.4	1.4

Cash provided by (used in) financing activities	(124.8)	276.2	(86.8)

Decrease in cash and cash equivalents	(76.0)	(51.7)	(276.5)
Cash and cash equivalents at beginning of year	380.6	432.3	708.8

Cash and cash equivalents at end of year	$304.6	$380.6	$432.3

Amounts presented on the Consolidated Statements of Cash Flows may not agree to the corresponding changes in balance sheet items due to the accounting for purchases and sales of businesses and the effects of foreign currency translation.

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries

Statements of Changes in Consolidated Equity

	ATI Stockholders
(In millions, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, December 31, 2009	$10.2	$653.6	$2,230.5	$(208.6)	$(673.5)	$77.4	$2,089.6
Net income	—	—	70.7	—	—	8.0	78.7
Other comprehensive income	—	—	—	—	8.4	3.2	11.6
Cash dividends on common stock ($0.72 per share)	—	—	(70.8)	—	—	—	(70.8)
Employee stock plans	—	5.3	(5.6)	20.6	—	—	20.3

Balance, December 31, 2010	$10.2	$658.9	$2,224.8	$(188.0)	$(665.1)	$88.6	$2,129.4

Net income	—	—	214.3	—	—	8.8	223.1
Other comprehensive income (loss)	—	—	—	—	(276.5)	5.8	(270.7)
Issuance of common stock	0.8	512.8	—	—	—	—	513.6
Cash dividends on common stock ($0.72 per share)	—	—	(74.7)	—	—	—	(74.7)
Noncontrolling interest acquired	—	—	—	—	—	0.7	0.7
Purchase of subsidiary shares from noncontrolling interest	—	0.2	—	—	—	(0.4)	(0.2)
Dividends paid to noncontrolling interest	—	—	—	—	—	(7.2)	(7.2)
Employee stock plans	—	35.2	(2.9)	25.3	—	—	57.6

Balance, December 31, 2011	$11.0	$1,207.1	$2,361.5	$(162.7)	$(941.6)	$96.3	$2,571.6

Net income	—	—	158.4	—	—	9.4	167.8
Other comprehensive income (loss)	—	—	—	—	(87.8)	1.9	(85.9)
Cash dividends on common stock ($0.72 per share)	—	—	(76.5)	—	—	—	(76.5)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	(0.1)	(0.1)
Employee stock plans	—	(25.4)	(15.8)	51.4	—	—	10.2

Balance, December 31, 2012	$11.0	$1,181.7	$2,427.6	$(111.3)	$(1,029.4)	$107.5	$2,587.1

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

Accounts Receivable

Accounts receivable are presented net of a reserve for doubtful accounts of $5.5 million at December 31, 2012 and $5.9 million at December 31, 2011. The Company markets its products to a diverse customer base, principally throughout the United States. Trade credit is extended based upon evaluations of each customer’s ability to perform its obligations, which are updated periodically. Accounts receivable reserves are determined based upon an aging of accounts and a review for collectability of specific accounts. No single customer accounted for more than 10% of sales for all years presented. Accounts receivable from Uniti were $3.1 million and $18.5 million at December 31, 2012 and 2011, respectively.

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

Cost in Excess of Net Assets Acquired

At December 31, 2012, the Company had $740.1 million of goodwill on its balance sheet. Of the total, $600.8 million related to the High Performance Metals segment, $112.1 million related to the Flat-Rolled Products segment, and $27.2 million related to the Engineered Products segment. Goodwill increased $2.4 million as a result of the impact of foreign currency translation on goodwill denominated in functional currencies other than the U.S. dollar. Goodwill and indefinite-lived intangible assets are reviewed annually for impairment or more frequently if impairment indicators arise. The review for goodwill impairment requires a comparison of the fair value of each reporting unit that has goodwill associated with its operations with its carrying amount, including goodwill. If this comparison reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of the fair value of the reporting unit over the fair value of all recognized and unrecognized assets and liabilities.

Changes in accounting standards, which were adopted by the Company in 2011, provide the option to qualitatively assess goodwill for impairment before completing a quantitative assessment. Under the qualitative approach, if, after assessing the totality of events or circumstances, including both macroeconomic, industry and market factors, and entity-specific factors, the Company determines it is likely (more likely than not) that the fair value of a reporting unit is greater than its carrying amount, then the quantitative impairment analysis is not required. The quantitative assessment may be performed each year for a reporting unit at the Company’s option without first performing a qualitative assessment. The Company’s quantitative assessment of goodwill for possible impairment includes estimating the fair market value of a reporting unit which has goodwill associated with its operations using discounted cash flow and multiples of cash earnings valuation techniques, plus valuation comparisons to recent public sale transactions of similar businesses, if any. These impairment assessments and valuation methods require the Company to make estimates and assumptions regarding future operating results, cash flows, changes in working capital and capital expenditures, selling prices, profitability, and the cost of capital. Many of these assumptions are determined by reference to market participants identified by the Company. Although management believes that the estimates and assumptions used were reasonable, actual results could differ from those estimates and assumptions. The Company performs the required annual goodwill impairment evaluation in the fourth quarter of each year. No impairment of goodwill was determined to exist for the years ended December 31, 2012, 2011 or 2010.

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

Research and Development

Company funded research and development costs were $25.3 million in 2012, $19.3 million in 2011, and $16.5 million in 2010 and were expensed as incurred. Customer funded research and development costs were $1.5 million in 2012, $1.5 million in 2011, and $0.8 million in 2010. Customer funded research and development costs are recognized in the consolidated statement of income in accordance with revenue recognition policies.

Stock-based Compensation

The Company accounts for stock-based compensation transactions, such as stock options, restricted stock, and potential award payments under programs such as the Company’s Total Shareholder Return Incentive Compensation Program (“TSRP”) awards, using fair value. Compensation expense for an award is estimated at the date of grant and is recognized over the requisite service period. Compensation expense is adjusted for equity awards that do not vest because service or performance conditions are not satisfied. However, compensation expense already recognized is not adjusted if market conditions are not met, such as the Company’s total shareholder return performance relative to a peer group under the Company’s TSRP awards, or for stock options which expire “out-of-the-money.”

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

New Accounting Pronouncements Adopted

In June 2011, the Financial Accounting Standards Board (FASB) issued amendments to financial accounting standards related to the presentation of comprehensive income which requires entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, these amendments require an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB deferred the requirement for presenting the reclassification adjustments from comprehensive income to net income by component within the face of the financial statements. Finally, no changes were made to the calculation and presentation of earnings per share. These amendments, with retrospective application, were effective for interim and annual periods in fiscal year 2012. A separate consolidated statement of comprehensive income is included in these consolidated financial statements. Other than the change in presentation, these changes did not have an impact on the consolidated financial statements. In February 2013, the FASB further amended the accounting standards adding new disclosure requirements for items reclassified out of accumulated other comprehensive income. The newly issued guidance will require entities to disclose additional information about reclassification adjustments, including (1) changes in accumulated other comprehensive income balances by component and (2) significant items reclassified out of accumulated other comprehensive income. The new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012.

In July 2012, the FASB issued amended guidance that simplifies how entities test indefinite-lived intangible assets other than goodwill for impairment. The changes are effective for interim and annual periods beginning after September 15, 2012 with early adoption permitted. The Company elected to early adopt this guidance, which provides the Company with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of the indefinite-lived intangible assets other than goodwill is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, go directly to the two-step quantitative impairment test.

Pending Accounting Pronouncements

In December 2011, the FASB issued guidance enhancing disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. The new guidance will be effective for the Company beginning January 2013. We do not anticipate material impacts on our financial statements upon adoption.

Note 2. Inventories

Inventories at December 31, 2012 and 2011 were as follows (in millions):

	2012	2011
Raw materials and supplies	$351.6	$205.7
Work-in-process	1,063.9	1,150.0
Finished goods	209.0	199.9

Total inventories at current cost	1,624.5	1,555.6
Less allowances to reduce current cost values to LIFO basis	(76.9)	(153.7)
Progress payments	(11.0)	(17.6)

Total inventories, net	$1,536.6	$1,384.3

Inventories, before progress payments, determined on the LIFO method were $997.3 million at December 31, 2012, and $987.1 million at December 31, 2011. The remainder of the inventory was determined using the FIFO and average cost methods, and these inventory values do not differ materially from current cost. The effect of using the LIFO methodology to value inventory, rather than FIFO, decreased cost of sales in 2012 by $76.8 million. In 2011 the impact of using the LIFO methodology, rather than FIFO, decreased costs of sales by $9.3 million while in 2010 the impact was an increase to cost of sales in the amount of $60.2 million.

During 2012, 2011, and 2010, inventory usage resulted in liquidations of LIFO inventory quantities. These inventories were carried at differing costs prevailing in prior years as compared with the cost of current manufacturing cost and purchases. The effect of these LIFO liquidations was to increase cost of sales by $1.5 million in 2012, increase cost of sales by $0.1 million in 2011 and decrease cost of sales by $1.8 million in 2010.

Note 3. Property, Plant and Equipment

Property, plant and equipment at December 31, 2012 and 2011 was as follows:

(In millions)	2012	2011
Land	$34.4	$34.0
Buildings	921.0	757.0
Equipment and leasehold improvements	3,344.4	3,146.2

	4,299.8	3,937.2
Accumulated depreciation and amortization	(1,739.9)	(1,568.4)

Total property, plant and equipment, net	$2,559.9	$2,368.8

Construction in progress at December 31, 2012 and 2011 was $601.6 million and $346.2 million, respectively. Depreciation and amortization for the years ended December 31, 2012, 2011 and 2010 was as follows:

(In millions)	2012	2011	2010
Depreciation of property, plant and equipment	$169.5	$152.8	$126.3
Software and other amortization	24.5	21.6	15.2

Total depreciation and amortization	$194.0	$174.4	$141.5

Note 4. Asset Retirement Obligations

The Company maintains reserves where a legal obligation exists to perform an asset retirement activity and the fair value of the liability can be reasonably estimated. These asset retirement obligations (“ARO”) include liabilities where the timing and (or) method of settlement may be conditional on a future event, that may or may not be within the control of the entity. At December 31, 2012, the Company had recognized AROs of $13.0 million related to landfill closures, facility leases and conditional AROs associated with manufacturing activities using what may be characterized as potentially hazardous materials.

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

Changes in asset retirement obligations for the years ended December 31, 2012 and 2011 were as follows:

(in millions)	2012	2011
Balance at beginning of year	$12.8	$13.2
Accretion expense	1.1	1.1
Payments	(0.6)	(1.6)
Revision of estimates	(0.3)	(0.6)
Liabilities incurred	—	0.7

Balance at end of year	$13.0	$12.8

Note 5. Supplemental Financial Statement Information

Cash and cash equivalents at December 31, 2012 and 2011 were as follows:

(in millions)	2012	2011
Cash	$222.8	$339.6
Other short-term investments	81.8	41.0

Total cash and cash equivalents	$304.6	$380.6

Accounts receivable are presented net of a reserve for doubtful accounts of $5.5 million at December 31, 2012, and $5.9 million at December 31, 2011. During 2012, the Company recognized expense of $1.0 million to increase the reserve for doubtful accounts and wrote off $1.4 million of uncollectible accounts, which decreased the reserve. During 2011, the Company recognized expense of $2.1 million to increase the reserve for doubtful accounts and wrote off $2.7 million of uncollectible accounts, which decreased the reserve. Additionally, the 2011 year end reserve for doubtful accounts included $0.9 million acquired as part of the Ladish acquisition. During 2010, the Company recognized expense of $0.5 million to increase the reserve for doubtful accounts and wrote off $1.4 million of uncollectible accounts, which decreased the reserve.

Other intangible assets, which are included in Other assets on the accompanying consolidated balance sheets as of December 31, 2012 and 2011 were as follows:

		December 31, 2012		December 31, 2011
(in millions)	Useful life (years)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Technology	20	$74.0	$(2.0)	$74.0	$(0.8)
Customer relationships	25	31.0	(6.2)	31.0	(2.5)

Total amortizable intangible assets		105.0	(8.2)	105.0	(3.3)
Indefinite-lived trademarks		61.0	—	61.0	—

Total intangible assets		$166.0	$(8.2)	$166.0	$(3.3)

Amortization expense related to the amortizable intangibles acquired in the Ladish acquisition was approximately $4.9 million and $3.3 million for the years ended December 31, 2012 and 2011, respectively. For each of the years ending December 31, 2013 through 2017, annual amortization expense is expected to be $4.9 million. No impairment of indefinite-lived intangible assets was determined to exist for the years ended December 31, 2012 and 2011.

Accrued liabilities included salaries, wages and other payroll-related liabilities of $79.3 million and $86.3 million at December 31, 2012 and 2011, respectively.

Other income (expense) for the years ended December 31, 2012, 2011, and 2010 was as follows:

(in millions)	2012	2011	2010
Rent, royalty income and other income	$0.8	$1.3	$1.4
Gain (losses) on insured events	—	(0.2)	2.0
Net losses on property and investments	(0.5)	(0.3)	—
Other	(0.1)	(0.2)	(0.4)

Total other income, net	$0.2	$0.6	$3.0

Note 6. Debt

Debt at December 31, 2012 and 2011 was as follows:

(In millions)	2012	2011
Allegheny Technologies $500 million 5.95% Senior Notes due 2021	$500.0	$500.0
Allegheny Technologies $402.5 million 4.25% Convertible Senior Notes due 2014	402.5	402.5
Allegheny Technologies $350 million 9.375% Senior Notes due 2019	350.0	350.0
Allegheny Ludlum 6.95% Debentures due 2025	150.0	150.0
Ladish Series B 6.14% Notes due 2016 (a)	24.8	31.8
Ladish Series C 6.41% Notes due 2015 (b)	32.5	44.6
Domestic Bank Group $400 million unsecured credit agreement	—	—
Foreign credit agreements	14.2	24.5
Industrial revenue bonds, due through 2020, and other	6.1	5.9

Total short-term and long-term debt	1,480.1	1,509.3
Short-term debt and current portion of long-term debt	17.1	27.3

Total long-term debt	$1,463.0	$1,482.0

(a)	Includes fair value adjustments of $1.9 million and $3.2 million at December 31, 2012 and December 31, 2011, respectively.
(b)	Includes fair value adjustments of $2.5 million and $4.6 million at December 31, 2012 and December 31, 2011, respectively.

Interest expense was $72.4 million in 2012, $93.7 million in 2011, and $63.8 million in 2010. Interest expense was reduced by $24.5 million, $12.1 million, and $12.5 million, in 2012, 2011, and 2010, respectively, from interest capitalization on capital projects. Interest and commitment fees paid were $96.5 million in 2012, $102.8 million in 2011, and $72.8 million in 2010. Net interest expense includes interest income of $0.8 million in 2012, $1.4 million in 2011, and $1.1 million in 2010.

Scheduled principal payments during the next five years are $17.1 million in 2013, $419.6 million in 2014, $17.2 million in 2015, $21.4 million in 2016, and $0.3 million in 2017.

Unsecured Credit Agreement

The Company has a $400 million senior unsecured domestic revolving credit facility that expires in April 2017. The facility includes a $200 million sublimit for the issuance of letters of credit. Under the terms of the facility, the Company may increase the size of the credit facility by up to $100 million without seeking the further approval of the lending group. The facility requires the Company to maintain a leverage ratio (consolidated total indebtedness divided by consolidated earnings before interest, taxes and depreciation and amortization) of not greater than 3.25, and maintain an interest coverage ratio (consolidated earnings before interest and taxes divided by interest expense) of not less than 2.0. At December 31, 2012, the leverage ratio was 2.09 and the interest coverage ratio was 5.68. The definition of consolidated earnings before interest and taxes, and consolidated earnings before income, taxes, depreciation and amortization as used in the interest coverage and leverage ratios excludes any non-cash pension expense or income, and consolidated indebtedness in the leverage ratio is net of cash on hand in excess of $50 million. The Company was in compliance with these required ratios during all applicable periods. As of December 31, 2012, there had been no borrowings made under the facility, although a portion of the facility was used to support approximately $4 million in letters of credit.

Borrowings or letter of credit issuance under the unsecured facility bear interest at the Company’s option at either: (1) the one-, two-, three- or six-month LIBOR rate plus a margin ranging from 1.00% to 1.75% depending upon the value of the leverage ratio as defined by the unsecured facility agreement; or (2) a base rate announced from time-to-time by the lending group (i.e., the Prime lending rate). In addition, the unsecured facility contains a facility fee of 0.15% to 0.25% depending upon the value of the leverage ratio. The Company’s overall borrowing costs under the unsecured facility are not affected by changes in the Company’s credit ratings.

Convertible Notes

In June 2009, ATI issued $402.5 million in aggregate principal amount of 4.25% Convertible Senior Notes due 2014 (the “Convertible Notes”). Interest is payable semi-annually on June 1 and December 1 of each year. The Convertible Notes are unsecured and unsubordinated obligations of the Company and rank equally with all of its existing and future senior unsecured debt.

The Company does not have the right to redeem the Convertible Notes prior to the stated maturity date. Holders of the Convertible Notes have the option to convert their notes into shares of ATI common stock at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date (June 1, 2014). The initial conversion rate for the Convertible Notes is 23.9263 shares of ATI common stock per $1,000 (in whole dollars) principal amount of Convertible Notes (9,630,336 shares), equivalent to a conversion price of approximately $41.795 per share, subject to adjustment, as defined in the Convertible Notes. Other than receiving cash in lieu of fractional shares, holders do not have the option to receive cash instead of shares of common stock upon conversion. Accrued and unpaid interest that exists upon conversion of a Convertible Note will be deemed paid by the delivery of shares of ATI common stock and no cash payment or additional shares will be given to holders.

If the Company undergoes a fundamental change, as defined in the Convertible Notes, holders may require the Company to repurchase all or a portion of their Convertible Notes at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest up to, but excluding, the repurchase date. Such a repurchase will be made in cash.

Ladish Notes

In conjunction with the acquisition of Ladish Co., Inc. (Ladish) in May 2011, the Company assumed the Series B and Series C Notes previously issued by Ladish. The Series B 6.14% Notes are unsecured and have a principal balance of $22.9 million at December 31, 2012, excluding fair value adjustments. The Series B Notes pay interest semi-annually and mature on May 16, 2016, with the principal amortizing equally in annual payments over the remaining term. The Series C 6.41% Notes are unsecured and have a principal balance of $30.0 million at December 31, 2012, excluding fair value adjustments. The Series C Notes pay interest semi-annually and mature on September 2, 2015, with the principal amortizing equally in annual payments over the remaining term. The Series B and Series C Notes contain financial covenants specific to ATI Ladish which (1) limit the incurrence of certain additional debt; (2) require a certain level of consolidated adjusted net worth; (3) require minimum fixed charges coverage ratio; and (4) require a limited amount of funded debt to consolidated cash flow. The covenant on incurrence of additional debt limits funded debt to 60% of total capitalization. ATI Ladish was in compliance with all Series B and Series C covenants at December 31, 2012. In March 2012, the ATI Ladish Series B and Series C Notes were amended to replace certain reporting requirements specific to these Notes with a Parent Guaranty Agreement by ATI, by which ATI unconditionally guarantees all amounts payable by ATI Ladish LLC for the Series B and Series C Notes. As a result of the March 2012 amendment, the Series B and Series C Notes are equally ranked with all of ATI’s existing and future senior unsecured debt.

Foreign and Other Credit Facilities

The Company has an additional separate credit facility for the issuance of letters of credit. As of December 31, 2012, $32 million in letters of credit were outstanding under this facility.

STAL, the Company’s Chinese joint venture company in which ATI has a 60% interest, has a revolving credit facility with a group of banks that expires in August 2014. Under the credit facility, STAL may borrow up to 205 million renminbi (approximately $33 million based on December 2012 exchange rates) at an interest rate equal to 90% of the applicable lending rate published by the People’s Bank of China. The credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners, and is intended to be utilized in the future to support the expansion of STAL’s operations, which are located in Shanghai, China. The credit facility requires STAL to maintain a minimum level of shareholders’ equity, and certain financial ratios. We were in compliance with these required ratios during all applicable periods. As of December 31, 2012, there had been no borrowings made under the STAL credit facility.

The Company’s subsidiaries also maintain other credit agreements with various foreign banks, which provide for borrowings of up to approximately $27 million. At December 31, 2012, the Company had approximately $13 million of available borrowing capacity under these foreign credit agreements. These agreements provide for annual facility fees of up to 0.20%. The weighted average interest rate of foreign credit agreements as of December 31, 2012, was 1.26%.

The Company has no off-balance sheet financing relationships as defined in Item 303(a)(4) of SEC Regulation S-K, with variable interest entities, structured finance entities, or any other unconsolidated entities. At December 31, 2012, the Company had not guaranteed any third-party indebtedness.

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

The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of December 31, 2012, the Company had entered into financial hedging arrangements primarily at the request of its customers, related to firm orders, for an aggregate notional amount of approximately 10% of the Company’s estimated annual nickel requirements. These nickel hedges extend to 2016.

At December 31, 2012, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility included natural gas cost hedges for approximately 70% of its annual forecasted domestic requirements for 2013, 40% for 2014, and approximately 5% for 2015, and electricity hedges for Western Pennsylvania operations of approximately 10% of its forecasted on-peak and off-peak requirements for 2014.

While the majority of the Company’s direct export sales are transacted in U.S. dollars, foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk. At December 31, 2012, the outstanding financial derivatives used to hedge the Company’s exposure to foreign currency, primarily euros, represented approximately 10% of the Company’s forecasted total international sales through 2015. In addition, the Company may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions.

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

(in millions):		December 31,	December 31,
Asset derivatives	Balance sheet location	2012	2011
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$2.9	$9.5
Nickel and other raw material contracts	Prepaid expenses and other current assets	0.6	0.7
Natural gas contracts	Prepaid expenses and other current assets	0.4	—
Foreign exchange contracts	Other assets	0.9	5.9
Natural gas contracts	Other assets	0.7	—
Nickel and other raw material contracts	Other assets	0.3	1.1

Total derivatives designated as hedging instruments:		5.8	17.2
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	0.4	3.5

Total derivatives not designated as hedging instruments:		0.4	3.5

Total asset derivatives		$6.2	$20.7

Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Natural gas contracts	Accrued liabilities	$4.4	$10.1
Foreign exchange contracts	Accrued liabilities	1.7	—
Nickel and other raw material contracts	Accrued liabilities	1.1	1.6
Electricity contracts	Accrued liabilities	0.3	2.0
Foreign exchange contracts	Other long-term liabilities	1.4	—
Natural gas contracts	Other long-term liabilities	0.6	3.3
Electricity contracts	Other long-term liabilities	0.4	—
Nickel and other raw material contracts	Other long-term liabilities	0.3	0.1

Total liability derivatives		$10.2	$17.1
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accrued liabilities	1.6	—

Total derivatives not designated as hedging instruments:		1.6	—

Total liability derivatives		$11.8	$17.1

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

Activity with regard to derivatives designated as cash flow hedges for the year ended December 31, 2012 were as follows (in millions):

Derivatives in Cash Flow	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (a)		Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
Hedging Relationships	2012	2011	2012	2011	2012	2011
Nickel and other raw material contracts	$(3.6)	$(5.9)	$(3.4)	$(3.1)	$—	$—
Natural gas contracts	(2.4)	(10.1)	(8.1)	(12.5)	—	—
Electricity contracts	(1.0)	(1.1)	(1.8)	(0.3)	—	—
Foreign exchange contracts	1.0	5.2	10.1	0.2	—	—

Total	$(6.0)	$(11.9)	$(3.2)	$(15.7)	$—	$—

(a)	The gains (losses) reclassified from accumulated OCI into income related to the effective portion of the derivatives are presented in cost of sales.
(b)	The gains (losses) recognized in income on derivatives related to the ineffective portion and the amount excluded from effectiveness testing are presented in selling and administrative expenses.

Assuming market prices remain constant with those at December 31, 2012, a loss of $2.2 million is expected to be recognized over the next 12 months.

The disclosures of gains or losses presented above for nickel and other raw material contracts and foreign exchange contracts do not take into account the anticipated underlying transactions. Since these derivative contracts represent hedges, the net effect of any gain or loss on results of operations may be fully or partially offset.

Derivatives that are not designated as hedging instruments were as follows:

(In millions)	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	2012	2011
Foreign exchange contracts	$(3.5)	$—

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

Note 8. Fair Value of Financial Instruments

The estimated fair value of financial instruments at December 31, 2012 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$304.6	$304.6	$304.6	$—
Derivative financial instruments:
Assets	6.2	6.2	—	6.2
Liabilities	11.8	11.8	—	11.8
Debt	1,480.1	1,703.2	1,625.6	77.6

The estimated fair value of financial instruments at December 31, 2011 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$380.6	$380.6	$380.6	$—
Derivative financial instruments:
Assets	20.7	20.7	—	20.7
Liabilities	17.1	17.1	—	17.1
Debt	1,509.3	1,791.3	1,684.5	106.8

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

Short-term and long-term debt: The fair values of the Allegheny Technologies 4.25% Convertible Senior Notes due 2014, the Allegheny Technologies 9.375% Senior Notes due 2019, the Allegheny Technologies 5.95% Senior Notes due 2021, and the Allegheny Ludlum 6.95% Debentures due 2025 were determined using Level 1 information. The fair values of the other short-term and long-term debt were determined using Level 2 information.

Note 9. Pension Plans and Other Postretirement Benefits

The Company has defined benefit pension plans and defined contribution plans covering substantially all employees. Benefits under the defined benefit pension plans are generally based on years of service and/or final average pay. The Company funds the U.S. pension plans in accordance with the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code (“Code”).

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

The components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following:

	Pension Benefits			Other Postretirement Benefits
(in millions)	2012	2011	2010	2012	2011	2010
Service cost—benefits earned during the year	$35.0	$30.0	$30.2	$3.1	$3.2	$3.1
Interest cost on benefits earned in prior years	132.4	135.1	131.9	26.1	27.5	28.9
Expected return on plan assets	(181.4)	(192.1)	(181.5)	(0.8)	(1.0)	(1.4)
Amortization of prior service cost (credit)	6.4	11.3	13.4	(18.2)	(18.3)	(18.1)
Amortization of net actuarial loss	105.2	71.3	77.4	14.6	9.9	6.0
Termination benefits	—	0.8	—	—	0.2	—

Total retirement benefit expense	$97.6	$56.4	$71.4	$24.8	$21.5	$18.5

Special termination benefits were recorded in 2011 in conjunction with the temporary idling of the Flat-Rolled Products segment’s New Castle, IN finishing facility.

Actuarial assumptions used to develop the components of defined benefit pension expense and other postretirement benefit expense were as follows:

	Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Discount rate (a)	5.00%	5.45 - 5.8%	6.20%	5.00%	5.45 - 5.8%	6.20%
Rate of increase in future compensation levels	3.0 - 4.50%	2.5 - 4.5%	2.5 - 4.5%	—	—	—
Expected long-term rate of return on assets	8.50%	8.50%	8.75%	8.3%	8.3%	8.3%

(a)	Pension and other postretirement benefit expense for 2011 was initially measured at a 5.8% discount rate. The Ladish pension and other postretirement benefit plans acquired on May 9, 2011 were valued using a 5.45% discount rate. Certain other postretirement benefit plan obligations were remeasured as of August 1, 2011 using a 5.5% discount rate as a result of benefit changes.

Actuarial assumptions used for the valuation of defined benefit pension and other postretirement benefit obligations at the end of the respective periods were as follows:

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
Discount rate	4.25%	5.00%	4.25%	5.00%
Rate of increase in future compensation levels	3.0% - 3.5%	3.0% - 4.5%	—	—

A reconciliation of the funded status for the Company’s defined benefit pension and other postretirement benefit plans at December 31, 2012 and 2011 was as follows:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2012	2011	2012	2011
Change in benefit obligations:
Benefit obligation at beginning of year	$2,750.3	$2,293.6	$568.6	$499.6
Service cost	35.0	30.0	3.1	3.2
Interest cost	132.4	135.1	26.1	27.5
Benefits paid	(194.6)	(186.9)	(52.6)	(56.1)
Subsidy paid	—	—	1.6	1.4
Participant contributions	0.6	0.7	—	—
Acquisition	—	210.7	—	32.3
Effect of currency rates	3.5	0.8	—	—
Benefit changes	—	2.3	—	3.4
Net actuarial (gains) losses – discount rate change	242.4	216.3	35.7	22.2
– other	(17.6)	46.9	(8.2)	34.9
Special termination benefits	—	0.8	—	0.2

Benefit obligation at end of year	$2,952.0	$2,750.3	$574.3	$568.6

Change in plan assets:
Fair value of plan assets at beginning of year	$2,232.7	$2,237.4	$8.8	$12.5
Actual returns on plan assets and plan expenses	164.7	1.8	(1.6)	1.5
Employer contributions	14.0	8.4	—	—
Participant contributions	0.6	0.7	—	—
Acquisition	—	170.6	—	—
Effect of currency rates	2.6	0.7	—	—
Benefits paid	(194.6)	(186.9)	(0.9)	(5.2)

Fair value of plan assets at end of year	$2,220.0	$2,232.7	$6.3	$8.8

Amounts recognized in the balance sheet:
Current liabilities	(10.9)	(8.7)	(72.8)	(71.7)
Noncurrent liabilities	(721.1)	(508.9)	(495.2)	(488.1)

Total amount recognized	$(732.0)	$(517.6)	$(568.0)	$(559.8)

Changes to accumulated other comprehensive loss related to pension and other postretirement benefit plans in 2012 and 2011 were as follows:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2012	2011	2012	2011
Beginning of year accumulated other comprehensive loss	$(1,343.3)	$(969.8)	$(158.6)	$(90.0)
Amortization of net actuarial loss	105.2	71.3	14.6	9.9
Amortization of prior service cost (credit)	6.4	11.3	(18.2)	(18.3)
Remeasurements	(243.0)	(456.1)	(29.7)	(60.2)

End of year accumulated other comprehensive loss	$(1,474.7)	$(1,343.3)	$(191.9)	$(158.6)

Net change in accumulated other comprehensive loss	$(131.4)	$(373.5)	$(33.3)	$(68.6)

Amounts included in accumulated other comprehensive loss at December 31, 2012 and 2011 were as follows:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2012	2011	2012	2011
Prior service (cost) credit	$(10.7)	$(17.2)	$9.5	$27.7
Net actuarial loss	(1,464.0)	(1,326.1)	(201.4)	(186.3)

Accumulated other comprehensive loss	(1,474.7)	(1,343.3)	(191.9)	(158.6)
Deferred tax effect	562.7	508.7	73.9	60.6

Accumulated other comprehensive loss, net of tax	$(912.0)	$(834.6)	$(118.0)	$(98.0)

Retirement benefit expense for defined benefit plans in 2013 is estimated to be approximately $130 million, comprised of $106 million for pension expense and $24 million of expense for other postretirement benefits. Amounts in accumulated other comprehensive income (loss) that are expected to be recognized as components of net periodic benefit cost in 2013 are:

(in millions)	Pension Benefits	Other Postretirement Benefits	Total
Amortization of prior service cost (credit)	$3.0	$(18.2)	$(15.2)
Amortization of net actuarial loss	116.9	17.2	134.1

Amortization of accumulated other comprehensive (income) loss	$119.9	$(1.0)	$118.9

The accumulated benefit obligation for all defined benefit pension plans was $2,865.4 million and $2,677.2 million at December 31, 2012 and 2011, respectively. Additional information for pension plans with accumulated benefit obligations in excess of plan assets:

	Pension Benefits
(in millions)	2012	2011
Projected benefit obligation	$2,952.0	$2,750.3
Accumulated benefit obligation	2,865.4	2,677.2
Fair value of plan assets	2,220.0	2,232.7

Based upon current regulations and actuarial studies, the Company does not expect to be required to make cash contributions to its U.S. qualified defined benefit pension plan (U.S. Plan) for 2013. However, the Company may elect, depending upon the investment performance of the pension plan assets and other factors, to make voluntary cash contributions to this pension plan in the future. For 2013, the Company expects to fund benefits of approximately $11 million for its U.S. nonqualified benefit pension plans and its U.K. defined benefit plan.

The following table summarizes expected benefit payments from the Company’s various pension and other postretirement benefit defined benefit plans through 2022, and also includes estimated Medicare Part D subsidies projected to be received during this period based on currently available information.

(in millions)	Pension Benefits	Other Postretirement Benefits	Medicare Part D Subsidy
2013	$190.1	$74.9	$1.5
2014	190.8	54.9	1.5
2015	191.3	53.4	1.5
2016	191.9	49.9	1.5
2017	191.9	47.5	1.5
2018 - 2022	956.7	197.3	6.5

The annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) for health care plans was 8.7% in 2013 and is assumed to gradually decrease to 5.0% in the year 2028 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

(in millions)	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost components for the year ended December 31, 2012	$0.7	$(0.6)
Effect on other postretirement benefit obligation at December 31, 2012	$14.1	$(12.3)

The plan assets for the U.S. Plan represent approximately 97% of total pension plan assets at December 31, 2012. The U.S. Plan invests in a diversified portfolio consisting of an array of asset classes that attempts to maximize returns while minimizing volatility. These asset classes include U.S. domestic equities, developed market equities, emerging market equities, private equity, global high quality and high yield fixed income, and real estate. The Company continually monitors the investment results of these asset classes and its fund managers, and explores other potential asset classes for possible future investment.

U.S. Plan assets at December 31, 2012 and 2011 included 3.0 million shares of ATI common stock with a fair value of $89.7 million and $141.2 million, respectively. Dividends of $2.1 million were received by the U.S. Plan in 2012 and 2011 on the ATI common stock held by this plan.

The fair values of the Company’s pension plan assets at December 31, 2012 by asset category and by the level of inputs used to determine fair value, were as follows:

(in millions)		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset category	Total	(Level 1)	(Level 2)	(Level 3)
Equity securities:
ATI common stock	$89.7	$89.7	$—	$—
Other U.S. equities (a)	601.1	198.2	402.9	—
International equities (b)	264.2	27.0	237.2	—
Fixed income and cash equivalents (c)	911.3	224.5	685.4	1.4
Private equity	85.5	—	—	85.5
Hedge funds	148.9	—	—	148.9
Real estate and other	119.3	4.8	10.1	104.4

Total assets	$2,220.0	$544.2	$1,335.6	$340.2

(a)	Includes investments in comingled funds that invest in U.S. equity securities, comprised of approximately 90% large-cap U.S. companies and 10% small-cap U.S. companies.
(b)	Includes investments in comingled funds that invest in non-U.S. equity securities, comprised of approximately 80% developed countries and 20% emerging market economies.
(c)	Fixed income investments are comprised of actively managed investments which include U.S. government and U.S. government agency securities, corporate bonds, mortgage-backed securities and other fixed income securities. To mitigate risk, investment managers have limitations regarding the amount of investment in particular securities and the credit quality of such investments.

The fair values of the Company’s pension plan assets at December 31, 2011 by asset category and by the level of inputs used to determine fair value, were as follows:

(in millions)		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset category	Total	(Level 1)	(Level 2)	(Level 3)
Equity securities:
ATI common stock	$141.2	$141.2	$—	$—
Other U.S. equities (a)	513.7	168.2	345.5	—
International equities (b)	222.9	21.6	201.3	—
Fixed income and cash equivalents (c)	1,050.5	221.2	827.4	1.9
Private equity	80.6	—	—	80.6
Hedge funds	121.9	—	—	121.9
Real estate and other	101.9	4.6	7.9	89.4

Total assets	$2,232.7	$556.8	$1,382.1	$293.8

(a)	Includes investments in comingled funds that invest in U.S. equity securities, comprised of approximately 90% large-cap U.S. companies and 10% small-cap U.S. companies.
(b)	Includes investments in comingled funds that invest in non-U.S. equity securities, comprised of approximately 80% developed countries and 20% emerging market economies.

(c)	Fixed income investments are comprised of actively managed investments which include U.S. government and U.S. government agency securities, corporate bonds, mortgage-backed securities and other fixed income securities. To mitigate risk, investment managers have limitations regarding the amount of investment in particular securities and the credit quality of such investments.

Changes in the fair value of Level 3 pension plan assets for the year ended December 31, 2012 were as follows:

(in millions)	January 1, 2012 Balance	Net Realized and Unrealized Gains (Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into (Out Of) Level 3	December 31, 2012 Balance
Fixed income and cash equivalents	$1.9	$0.2	$(0.7)	$—	$1.4
Private equity	82.4	0.6	2.5	—	85.5
Hedge funds	121.9	7.1	19.9	—	148.9
Real estate and other	87.6	8.8	8.0	—	104.4

Total	$293.8	$16.7	$29.7	$—	$340.2

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

Hedge fund investments are made either (1) as a limited partner in a portfolio of underlying hedge funds managed by a general partner or (2) through commingled institutional funds (CIFs) that in-turn invest in various portfolios of hedge funds whereby the allocation of the Plan’s investments to each CIF is managed by a third party Investment Manager. All hedge fund investments are classified within level 3 of the valuation hierarchy, as the valuations are substantially based on unobservable information.

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

For 2013, the expected long-term rate of returns on defined benefit pension assets will be 8.25%. In developing the expected long-term rate of return assumptions, the Company evaluated input from its third party pension plan asset managers and actuaries, including reviews of their asset class return expectations and long-term inflation assumptions. The expected long-term rate of return is based on expected asset allocations within ranges for each investment category, and includes consideration of both historical and projected annual compound returns, weighted on a 65%/35% basis, respectively. The Company’s actual returns on pension assets for the last five years have been 8.0% for 2012, 0.3% for 2011, 12.2% for 2010, 16.4% for 2009, and (25.3)% for 2008.

The target asset allocations for pension plans for 2013, by major investment category, are:

Asset category	Target asset allocation range
Equity securities:
U. S. equities	18% - 38%
International equities	7% - 17%
Fixed income	35% - 45%
Private equity	0% - 10%
Hedge funds	0% - 10%
Real estate and other	0% - 10%
Cash and cash equivalents	0% - 10%

At December 31, 2012, other postretirement benefit plan assets of $6 million are primarily invested in private equity investments, which are classified as Level 3 in the valuation hierarchy, as the valuations are substantially based upon unobservable information. For 2013, the expected long-term rate of returns on these other postretirement benefit assets will be 8.3%.

Pension costs for defined contribution plans were $23.8 million in 2012, $21.6 million in 2011, and $18.8 million in 2010. Company contributions to these defined contribution plans are funded with cash.

Labor agreements with United Steelworkers represented employees require the Company to make contributions to VEBA trusts based upon the attainment of a certain level of profitability. The Company expects to contribute approximately $27 million of contributions, tied to profitability levels, to these VEBA trusts in 2013.

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

The Company’s participation in multiemployer plans for the years ended December 31, 2012, 2011 and 2010 is reported in the following table. Participation with regard to multiemployer plans involving ATI Ladish is included from the May 9, 2011 acquisition date.

		Pension							Expiration Dates
		Protection Act		FIP / RP Status	in millions				of Collective
	EIN / Pension	Zone Status (1)		Pending /	Company Contributions			Surcharge	Bargaining
Pension Fund	Plan Number	2012	2011	Implemented (2)	2012	2011	2010	Imposed (3)	Agreements
Steelworkers Western Independent Shops Pension Plan	90-0169564 / 001	Red	Red	Yes	$1.3	$1.2	$0.9	No	6/30/2015

Boilermakers-Blacksmiths National Pension Trust	48-6168020 / 001	Yellow	Yellow	Yes	2.4	1.2	—	No	10/30/2018

IAM National Pension Fund	51-6031295 / 002	Green	Green	N/A	1.9	1.1	—	No	Various between 2014-2019 (4)

Total contributions					$5.6	$3.5	$0.9

(1)	The most recent Pension Protection Act Zone Status available for ATI’s fiscal years 2012 and 2011 is for plan years ending in calendar years 2011 and 2010, respectively. The zone status is based on information provided to ATI and other participating employers by each plan and is certified by the plan’s actuary. A plan in the “red” zone had been determined to be in “critical status”, based on criteria established by the Code, and is generally less than 65% funded. A plan in the “yellow” zone has been determined to be in “endangered status”, based on criteria established under the Code, and is generally less than 80% funded. A plan in the “green” zone has been determined to be neither in “critical status” nor in “endangered status”, and is generally at least 80% funded.

(2)	The “FIP / RP status Pending / Implemented” column indicates whether a Funding Improvement Plan, as required under the Code by plans in the “yellow” zone, or a Rehabilitation Plan, as required under the Code to be adopted by plans in the “red” zone, is pending or has been implemented as of the end of the plan year that ended in 2012.
(3)	The “Surcharge Imposed” column indicates whether ATI’s contribution rate for 2012 included an amount in addition to the contribution rate specified in the applicable collective bargaining agreement, as imposed by a plan in “critical status”, in accordance with the requirements of the Code.
(4)	The Company is party to six separate bargaining agreements that require contributions to this plan. Expiration dates of these collective bargaining agreements range between July 14, 2014 and July 14, 2019.

The Company’s contributions to the Steelworkers Western Independent Shops Pension Plan exceeds 5% of this plan’s total contributions for the most recent fiscal year.

Note 10. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, at December 31, 2012 and 2011 were as follows:

(in millions)	2012	2011
Attributable to ATI
Pension plans and other postretirement benefits	$(1,030.0)	$(932.6)
Foreign currency translation	3.4	(9.0)
Equity securities	(0.1)	(0.1)
Derivative financial instruments	(2.7)	0.1

Accumulated other comprehensive income (loss) attributable to ATI	$(1,029.4)	$(941.6)
Attributable to noncontrolling interests
Foreign currency translation	$23.7	$21.8

Accumulated other comprehensive income attributable to noncontrolling interests	$23.7	$21.8

Other comprehensive income (loss) amounts are net of applicable income tax expense (benefit) for each year presented. Foreign currency translation adjustments, including those pertaining to noncontrolling interests, are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

Note 11. Stockholders’ Equity

Preferred Stock

Authorized preferred stock may be issued in one or more series, with designations, powers and preferences as shall be designated by the Board of Directors. At December 31, 2012, there were no shares of preferred stock issued.

Share-based Compensation

The Company sponsors three principal share-based incentive compensation programs. During 2007, the Company adopted the Allegheny Technologies Incorporated 2007 Incentive Plan (the “Incentive Plan”), which was amended and restated in 2010 and further amended in 2012. Awards earned under share-based incentive compensation programs are generally paid with shares held in treasury, if sufficient treasury shares are held, and any additional required share payments are made with newly issued shares. At December 31, 2012, approximately 3.1 million shares of common stock were available for future awards under the Incentive Plan. The general terms of each arrangement granted under the Incentive Plan, and predecessor plans, the method of estimating fair value for each arrangement, and award activity is reported below.

Stock option awards: The Company ceased granting stock options to employees in 2003 and to non-employee directors in 2006. As of December 31, 2012, there were no unvested stock option awards.

Stock option transactions under the Company’s plans for the years ended December 31, 2012, 2011, and 2010 are summarized as follows:

	2012		2011		2010
(shares in thousands)	Number of shares	Weighted Average Exercise Price	Number of shares	Weighted Average Exercise Price	Number of shares	Weighted Average Exercise Price
Outstanding, beginning of year	427	$7.51	600	$8.11	701	$9.01
Granted	—	—	—	—	—	—
Exercised	(319)	6.89	(171)	9.53	(98)	14.21
Cancelled	(1)	9.66	(2)	16.52	(3)	18.09

Outstanding at end of year	107	$9.33	427	$7.51	600	$8.11

Exercisable at end of year	107	$9.33	427	$7.51	600	$8.11

Options outstanding at December 31, 2012 were as follows:

(shares in thousands, life in years)	Options Outstanding and Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$3.63 - $7.00	92	0.1	$4.02
7.01 - 10.00	1	1.4	7.07
10.01 - 15.00	4	1.4	10.83
15.01 - 30.00	3	2.3	24.38
30.01 - 72.46	7	3.3	72.46

	107	0.4	$9.33

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2012 was $2.3 million. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fourth quarter of fiscal 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2012.

Nonvested stock awards: Awards of nonvested stock are granted to employees, with either performance and/or service conditions. Awards of nonvested stock are also granted to non-employee directors, with service conditions. For nonvested stock awarded in 2008, nonvested shares participate in cash dividends during the restricted period. For nonvested stock awarded in 2012, 2011 and 2010, dividend equivalents, whether in stock or cash form, are not paid until the underlying award vests.

The fair value of nonvested stock awards is measured based on the stock price at the grant date, adjusted for non-participating dividends, as applicable, based on the current dividend rate. For nonvested stock awards to employees in 2012, 2011, and 2010, under the Company’s Performance/Restricted Stock Program (PRSP), one-half of the nonvested stock (“performance shares”) vests only on the attainment of an income target, measured over a cumulative three-year period. The remaining nonvested stock awarded to employees vests over a service period of five years, with accelerated vesting to three years if the performance shares’ vesting criterion is attained. Expense for each of these awards is recognized based on estimates of attaining the performance criterion, including estimated forfeitures. As of December 31, 2012, the income statement metrics for the 2012 and 2011 awards were expected to be attained for the performance shares, and expense for both portions of the awards was recognized on a straight line basis based on a three-year vesting assumption. The income statement metric for the 2010 PRSP nonvested stock award comprising 321,920 shares was met as of December 31, 2012. At December 31, 2010, the three-year performance metric for the 2008 PRSP nonvested stock award was not met, and 66,483 shares were forfeited. Expense for the remaining portion of 2008 PRSP award is being recognized over the five-year service vesting period through February 2013.

Compensation expense related to all nonvested stock awards was $15.5 million in 2012, $21.0 million in 2011, and $12.9 million in 2010. In 2011, the retirements of certain senior executives resulted in the accelerated recognition of $3.4 million of nonvested stock compensation expense. The underlying shares for awards to employees who meet the retirement criteria retain their restrictions for performance or service vesting conditions for the award periods until it is determined whether such conditions are met. Approximately $14.8 million of unrecognized fair value compensation expense relating to nonvested stock awards is expected to be recognized through 2014 based on estimates of attaining performance vesting criteria, including estimated forfeitures. Activity under the Company’s nonvested stock awards for the years ended December 31, 2012, 2011 and 2010 was as follows:

(Shares in thousands, $ in millions)	2012		2011		2010
	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of year	677	$36.4	976	$33.3	740	$26.9
Granted	394	16.4	319	19.5	400	17.0
Vested	(343)	(14.1)	(616)	(16.3)	(78)	(4.3)
Forfeited	(1)	(0.1)	(2)	(0.1)	(86)	(6.3)

Nonvested, end of year	727	$38.6	677	$36.4	976	$33.3

Total shareholder return incentive compensation program (“TSRP”) awards: Award opportunities under the TSRP are determined at a target number of shares, and awards pay out based on the measured return of the Company’s stock price and dividend performance at the end of three-year periods as compared to the stock price and dividend performance of a group of industry peers. In 2012, the Company established a 2012-2014 TSRP, with 230,113 shares as the target award level. The actual number of shares awarded at the end of the performance measurement period may range from a minimum of zero to a maximum of two times target for the 2012-2014 award, and to a maximum of three times target for the 2010-2012 and 2011-2013 awards. Fair values for the TSRP awards were estimated using Monte Carlo simulations of stock price correlation, projected dividend yields and other variables over three-year time horizons matching the TSRP performance measurement periods. Compensation expense was $21.3 million in 2012, $26.5 million in 2011, and $14.9 million in 2010 for the fair value of TSRP awards. The above amounts include recognition of $1.5 million in compensation expense for 2012 and $5.0 million in compensation expense for 2011, associated with certain former senior executives who retained full participation in the shares awarded to them for the performance measurement period of the 2010-2012 TSRP award due to continuing consulting arrangements with the Company.

The estimated fair value of each TSRP award, the projected shares to be awarded and future compensation expense to be recognized for TSRP awards, including estimated forfeitures, was as follows:

(Shares in thousands, $ in millions)

TSRP Award Performance Period	TSRP Award Fair Value	December 31, 2012 Unrecognized Compensation Expense	Minimum Shares	Target Shares	Maximum Shares
2010 - 2012	$26.5	—	—	232	696
2011 - 2013	$20.9	7.0	—	164	492
2012 - 2014	$10.0	6.7	—	212	423

Total		$13.7	—	608	1,611

An award was earned for the 2010-2012 TSRP performance period based on the Company’s stock price and dividend performance for the three-year period ended December 31, 2012 relative to the peer group, which resulted in the issuance of 177,250 shares of stock to participants in the 2013 first quarter.

Undistributed Earnings of Investees

Stockholders’ equity includes undistributed earnings of investees accounted for under the equity method of accounting of approximately $36 million at December 31, 2012.

Note 12. Income Taxes

The income tax provision (benefit) was as follows:

(in millions)	2012	2011	2010
Current:
Federal	$85.3	$44.8	$(47.3)
State	9.2	8.1	(4.4)
Foreign	9.2	13.3	8.9

Total	103.7	66.2	(42.8)

Deferred:
Federal	(27.5)	48.4	83.4
State	0.1	2.4	6.0
Foreign	(0.1)	(0.7)	0.4

Total	(27.5)	50.1	89.8

Income tax provision	$76.2	$116.3	$47.0

The following is a reconciliation of income taxes computed at the statutory U.S. Federal income tax rate to the actual effective income tax provision:

	Income Tax Provision
(in millions)	2012	2011	2010
Taxes computed at the federal rate	$85.4	$118.8	$44.0
State and local income taxes, net of federal tax benefit	5.2	7.7	5.5
Foreign earnings taxed at different rate	(10.0)	(7.6)	(4.8)
Manufacturing deduction	(7.1)	(3.3)	—
Tax reserve adjustments	(0.4)	(1.7)	(6.2)
Adjustment to prior years’ taxes	(0.5)	(0.7)	(1.9)
Tax law changes	—	—	5.8
Valuation allowance	2.2	1.2	1.6
Other	1.4	1.9	3.0

Income tax provision	$76.2	$116.3	$47.0

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

In general, the Company is responsible for filing consolidated U.S. Federal, foreign and combined, unitary or separate state income tax returns. The Company is responsible for paying the taxes relating to such returns, including any subsequent adjustments resulting from the redetermination of such tax liability by the applicable taxing authorities. No provision has been made for U.S. Federal, state or additional foreign taxes related to approximately $208 million of undistributed earnings of foreign subsidiaries which have been permanently re-invested. It is not practical to determine the deferred tax liability on these earnings.

Income before income taxes for the Company’s U.S. and non-U.S. operations was as follows:

(in millions)	2012	2011	2010
U.S.	$188.5	$280.5	$87.1
Non-U.S.	55.5	58.9	38.6

Income before income taxes	$244.0	$339.4	$125.7

Income taxes paid and amounts received as refunds were as follows:

(in millions)	2012	2011	2010
Income taxes paid	$101.7	$49.2	$28.8
Income tax refunds received	(15.8)	(41.0)	(20.9)

Income taxes paid, net	$85.9	$8.2	$7.9

ATI’s income tax payments have benefited over the last several years from provisions under the U.S. tax code allowing companies to immediately deduct a significant portion of the cost of new capital investments placed into service.

Deferred income taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes, and differences between the fair value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income taxes represent future tax benefits or costs to be recognized when those temporary differences reverse. The categories of assets and liabilities that have resulted in differences in the timing of the recognition of income and expense at December 31, 2012 and 2011 were as follows:

(in millions)	2012	2011
Deferred income tax assets
Pensions	$247.1	$185.2
Postretirement benefits other than pensions	210.4	184.5
State net operating loss tax carryovers	35.9	33.3
Federal and state tax credits	39.9	31.3
Deferred compensation and other benefit plans	28.1	33.7
Self insurance reserves	10.4	10.2
Other items	64.3	78.4

Gross deferred income tax assets	636.1	556.6
Valuation allowance for deferred tax assets	(24.8)	(22.6)

Total deferred income tax assets	611.3	534.0

Deferred income tax liabilities
Bases of property, plant and equipment	400.2	398.7
Inventory valuation	77.1	83.6
Bases of amortizable intangible assets	70.5	70.4
Other items	16.0	14.6

Total deferred tax liabilities	563.8	567.3

Net deferred tax asset (liability)	$47.5	$(33.3)

The Company had $24.8 million and $22.6 million in deferred tax asset valuation allowances at December 31, 2012 and 2011, respectively, related to state deferred tax assets. The valuation allowance at December 31, 2012 includes $13.3 million for state net operating loss tax carryforwards, $9.6 million for state tax credits and $1.9 million for state temporary differences, since the Company has concluded, based on current state tax laws, that it is more likely than not that these tax benefits would not be realized. For these state net operating loss tax carryforwards, expiration will generally occur in 20 years and utilization of the tax benefit is limited to $3 million per year or 20% of apportioned income, whichever is greater.

The changes in the liability for unrecognized income tax benefits for the years ended December 31, 2012, 2011 and 2010 were as follows:

(in millions)	2012	2011	2010
Balance at beginning of year	$29.7	$17.1	$37.3
Increases in prior period tax positions	0.2	1.3	1.5
Decreases in prior period tax positions	(0.3)	(1.3)	(15.8)
Increases in current period tax positions	1.2	0.1	0.3
Uncertain tax positions assumed in Ladish acquisition	—	14.5	—
Expiration of the statute of limitations	(2.0)	(1.8)	—
Settlements	(0.4)	(0.7)	(1.1)
Interest and penalties, net	0.8	0.5	(5.1)

Balance at end of year	$29.2	$29.7	$17.1

At December 31, 2012, interest and penalties included in the liability for unrecognized tax benefits were $6.5 million. For the year ended December 31, 2010, as a result of the settlements of uncertain income tax positions, the liability for unrecognized income tax benefits was reduced by $18.5 million, including $5.7 million of interest and penalties. The settlements increased deferred tax liabilities by $12.8 million, and the interest and penalty component reduced the current year’s income tax provision.

Including tax positions for which the Company determined that the tax position would not meet the more-likely-than-not recognition threshold upon examination by the tax authorities based upon the technical merits of the position, the total estimated unrecognized tax benefit that, if recognized, would affect our effective tax rate was approximately $23 million. At this time, the Company believes that it is reasonably possible that approximately $1 million of the estimated unrecognized tax benefits as of December 31, 2012 will be recognized within the next twelve months based on the expiration of statutory review periods.

The Company, and/or one of its subsidiaries, files income tax returns in the U.S. Federal jurisdiction and in various state and foreign jurisdictions. A summary of tax years that remain subject to examination, by major tax jurisdiction, is as follows:

Jurisdiction	Earliest Year Open to Examination
U.S. Federal	2012
States:
Alabama	2011
Illinois	2009
North Carolina	2007
Oregon	2009
Pennsylvania	2009
Foreign:
China	2008
Germany	2007
United Kingdom	2011

Note 13. Business Segments

The Company operates in three business segments: High Performance Metals, Flat-Rolled Products and Engineered Products. The High Performance Metals segment produces, converts and distributes a wide range of high performance alloys, including titanium and titanium-based alloys, nickel- and cobalt-based alloys and superalloys, zirconium and related alloys including hafnium and niobium, advanced powder alloys, and other specialty metals, in long product forms such as ingot, billet, bar, shapes and rectangles, rod, wire, and seamless tubes, plus precision forgings and castings, and machined parts. The operating units in this segment include ATI Allvac, ATI Allvac Ltd (U.K.), ATI Wah Chang, ATI Ladish, and ATI Powder Metals.

The Flat-Rolled Products segment produces, converts and distributes stainless steel, nickel-based alloys, specialty alloys, and titanium and titanium-based alloys in a variety of product forms, including plate, sheet, engineered strip and Precision Rolled Strip® products as well as grain-oriented electrical steel sheet. The operating units in this segment include ATI Allegheny Ludlum, STAL, in which the Company has a 60% ownership interest, and ATI’s 50% interest in Uniti, which is accounted for under the equity method. Sales to Uniti, which are included in ATI’s consolidated statements of income, were $77.1 million in 2012, $149.1 million in 2011, and $98.3 million in 2010. ATI’s share of Uniti’s income was $4.9 million in 2012, $7.4 million in 2011, and $2.5 million in 2010, which is included in the Flat-Rolled Products segment’s operating profit, and within cost of sales in the consolidated statements of income. The remaining 50% interest in Uniti is held by VSMPO, a Russian producer of titanium, aluminum, and specialty steel products.

The Engineered Products segment’s principal business produces tungsten powder, tungsten heavy alloys, tungsten carbide materials and carbide cutting tools. This segment also produces carbon alloy steel impression die forgings and large grey and ductile iron castings, and provides specialty metals fabrication and precision metals processing services. The operating units in this segment are ATI Tungsten Materials, ATI Portland Forge, ATI Casting Service, ATI Fabricated Components and ATI Precision Finishing.

Intersegment sales are generally recorded at full cost or market. Common services are allocated on the basis of estimated utilization.

(in millions)	2012	2011	2010
Total sales:
High Performance Metals	$2,274.7	$2,061.0	$1,410.5
Flat-Rolled Products	2,378.8	2,759.0	2,360.2
Engineered Products	524.4	545.4	411.7

Total sales	5,177.9	5,365.4	4,182.4

Intersegment sales:
High Performance Metals	84.1	105.1	73.0
Flat-Rolled Products	29.6	33.0	21.7
Engineered Products	32.7	44.3	39.9

Total intersegment sales	146.4	182.4	134.6

Sales to external customers:
High Performance Metals	2,190.6	1,955.9	1,337.5
Flat-Rolled Products	2,349.2	2,726.0	2,338.5
Engineered Products	491.7	501.1	371.8

Total sales to external customers	$5,031.5	$5,183.0	$4,047.8

Total direct international sales were $1,802.8 million in 2012, $1,814.1 million in 2011, and $1,283.8 million in 2010. Of these amounts, sales by operations in the United States to customers in other countries were $1,302.2 million in 2012, $1,356.3 million in 2011, and $950.4 million in 2010.

(in millions)	2012	2011	2010
Operating profit:
High Performance Metals	$371.6	$364.5	$257.8
Flat-Rolled Products	126.9	213.4	85.9
Engineered Products	39.4	34.1	12.8

Total operating profit	537.9	612.0	356.5

Corporate expenses	(68.4)	(92.5)	(64.1)
Interest expense, net	(71.6)	(92.3)	(62.7)
Closed company and other expenses	(31.5)	(9.9)	(13.9)
Retirement benefit expense	(122.4)	(77.9)	(90.1)

Income before income taxes	$244.0	$339.4	$125.7

Business segment operating profit excludes costs for restructuring charges, retirement benefit income or expense, corporate expenses, interest expenses, debt extinguishment costs, and costs associated with closed operations. These costs are excluded for segment reporting to provide a profit measure based on what management considers to be controllable costs at the segment level. Retirement benefit expense includes both defined benefit pension expense and other postretirement benefit expenses. Costs associated with multiemployer pension plans are included in segment operating profit, and costs associated with defined contribution pension plans are included in segment operating profit or corporate expenses, as applicable.

Closed company and other expenses, which were $31.5 million in 2012, $9.9 million in 2011 and $13.9 million in 2010, includes charges incurred in connection with closed operations, pre-tax gains and losses on the sale of surplus real estate, non-strategic investments, and other assets, and other non-operating income or expense. In 2012, the Company recognized a $13.0 million charge to write down the value of the long-lived assets with the closing of the Alpena, MI iron casting facility, which was formerly part of the operations of the Engineered Products segment. In the fourth quarter of 2012, the Company decided to close the facility and redeploy certain equipment due to poor business conditions and following an evaluation of alternative business uses. As a result, it was determined that the net book value of the long-lived assets was in excess of estimated fair market value. This charge is included within cost of sales in the consolidated statements of income.

Other items are primarily presented in selling and administrative expenses in the consolidated statements of income. In 2012, these other items included $4.3 million for environmental costs, $4.0 million for real estate costs at closed companies, and $10.2 million for other expenses including legal matters and foreign exchange losses. In 2011, the Company recorded $9.9 million in other charges primarily related to closed companies, including $4.9 million for environmental costs and $5.0 million for other expenses including legal matters and foreign exchange losses. In 2010, the Company recorded $13.9 million in other charges primarily related to closed companies, including $2.1 million for environmental costs, $2.8 million for real estate costs at closed companies, and $9.0 million for other expenses including legal matters and foreign exchange losses.

Certain additional information regarding the Company’s business segments is presented below:

(in millions)	2012	2011	2010
Depreciation and amortization:
High Performance Metals	$128.5	$110.4	$77.7
Flat-Rolled Products	48.2	48.3	48.1
Engineered Products	15.6	14.5	14.3
Corporate	1.7	1.2	1.4

Total depreciation and amortization	194.0	174.4	141.5

Capital expenditures:
High Performance Metals	58.3	83.5	113.7
Flat-Rolled Products	310.5	175.0	95.8
Engineered Products	11.9	16.0	9.1
Corporate	1.3	3.7	0.5

Total capital expenditures	382.0	278.2	219.1

Identifiable assets:
High Performance Metals	3,676.7	3,659.8	2,283.4
Flat-Rolled Products	1,823.6	1,577.6	1,362.0
Engineered Products	291.4	315.2	295.5
Corporate:
Prepaid pension cost	—	—	8.7
Deferred taxes	71.5	—	—
Cash and cash equivalents and other	384.6	494.3	544.0

Total assets	$6,247.8	$6,046.9	$4,493.6

Geographic information for external sales based on country of destination, and assets, are as follows:

($ in millions)	2012	Percent of total	2011	Percent of total	2010	Percent of total
External sales:
United States	$3,228.7	64%	$3,368.9	65%	$2,764.0	68%
United Kingdom	325.5	6%	257.3	5%	118.1	3%
Germany	266.2	5%	258.5	5%	183.7	5%
China	259.7	5%	265.5	5%	234.5	6%
France	166.9	3%	180.2	3%	94.3	2%
Canada	141.4	3%	131.8	3%	109.0	3%
Italy	140.8	3%	142.6	3%	175.7	4%
Japan	95.0	2%	169.8	3%	28.2	1%
Mexico	52.6	1%	64.5	1%	56.6	1%
Other	354.7	8%	343.9	7%	283.7	7%

Total External Sales	$5,031.5	100%	$5,183.0	100%	$4,047.8	100%

($ in millions)	2012	Percent of total	2011	Percent of total	2010	Percent of total
Total assets:
United States	$5,505.0	88%	$5,271.7	87%	$3,853.9	86%
China	276.2	4%	266.6	5%	250.4	6%
United Kingdom	239.2	4%	233.0	4%	200.4	4%
Luxembourg (a)	48.3	1%	86.3	1%	97.3	2%
Other	179.1	3%	189.3	3%	91.6	2%

Total Assets	$6,247.8	100%	$6,046.9	100%	$4,493.6	100%

(a)	Comprises assets held by the Company’s European Treasury Center operation.

Note 14. Per Share Information

The following table sets forth the computation of basic and diluted net income per common share:

            (in millions, except per share amounts)

Years ended December 31,	2012	2011	2010
Numerator:
Numerator for basic net income per common share -
Net income attributable to ATI	$158.4	$214.3	$70.7
Effect of dilutive securities:
4.25% Convertible Senior Notes due 2014	8.5	9.9	—

Numerator for diluted net income per common share -
Net income attributable to ATI after assumed conversions	$166.9	$224.2	$70.7

Denominator:
Denominator for basic net income per common share—weighted average shares	106.1	102.5	97.4
Effect of dilutive securities:
Share-based compensation	0.9	1.8	1.3
4.25% Convertible Senior Notes due 2014	9.6	9.6	—

Denominator for diluted net income per common share—adjusted weighted average shares and assumed conversions	116.6	113.9	98.7

Basic net income attributable to ATI per common share	$1.49	$2.09	$0.73

Diluted net income attributable to ATI per common share	$1.43	$1.97	$0.72

Common stock that would be issuable upon the assumed conversion of the 4.25% Convertible Senior Notes due 2014 and other option equivalents and contingently issuable shares were excluded from the computation of contingently issuable shares, and therefore, from the denominator for diluted earnings per share, if the effect of inclusion would have been anti-dilutive. Excluded shares for 2010 were 9.6 million.

Note 15. Financial Information for Subsidiary and Guarantor Parent

The payment obligations under the $150 million 6.95% Debentures due 2025 issued by Allegheny Ludlum, LLC (formerly known as Allegheny Ludlum Corporation) (the “Subsidiary”) are fully and unconditionally guaranteed by Allegheny Technologies Incorporated (the “Guarantor Parent”). In accordance with positions established by the U.S. Securities and Exchange Commission, the following financial information sets forth separately financial information with respect to the Subsidiary, the non-guarantor subsidiaries and the Guarantor Parent. The principal elimination entries eliminate investments in subsidiaries and certain intercompany balances and transactions. Investments in subsidiaries, which are eliminated in consolidation, are included in other assets on the consolidated balance sheets.

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

Allegheny Technologies Incorporated

Financial Information for Subsidiary and Guarantor Parent

Balance Sheets

December 31, 2012

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$5.5	$13.1	$286.0	$—	$304.6
Accounts receivable, net	0.4	190.1	422.8	—	613.3
Inventories, net	—	311.1	1,225.5	—	1,536.6
Prepaid expenses and other current assets	1.1	10.2	44.8	—	56.1

Total current assets	7.0	524.5	1,979.1	—	2,510.6
Property, plant and equipment, net	3.9	882.2	1,673.8	—	2,559.9
Cost in excess of net assets acquired	—	112.1	628.0	—	740.1
Deferred income taxes	71.5	—	—	—	71.5
Investments in subsidiaries and other assets	5,595.9	210.3	657.0	(6,097.5)	365.7

Total assets	$5,678.3	$1,729.1	$4,937.9	$(6,097.5)	$6,247.8

Liabilities and stockholders’ equity:
Accounts payable	$5.3	$262.6	$232.0	$—	$499.9
Accrued liabilities	1,137.4	419.8	401.1	(1,627.8)	330.5
Deferred income taxes	24.0	—	—	—	24.0
Short-term debt and current portion of long-term debt	0.3	0.1	16.7	—	17.1

Total current liabilities	1,167.0	682.5	649.8	(1,627.8)	871.5
Long-term debt	1,253.4	350.6	59.1	(200.1)	1,463.0
Accrued postretirement benefits	—	198.2	297.0	—	495.2
Pension liabilities	651.7	5.1	64.3	—	721.1
Other long-term liabilities	19.1	20.8	70.0	—	109.9

Total liabilities	3,091.2	1,257.2	1,140.2	(1,827.9)	3,660.7

Total stockholders’ equity	2,587.1	471.9	3,797.7	(4,269.6)	2,587.1

Total liabilities and stockholders’ equity	$5,678.3	$1,729.1	$4,937.9	$(6,097.5)	$6,247.8

Allegheny Technologies Incorporated

Financial Information for Subsidiary and Guarantor Parent

Statements of Operations

For the year ended December 31, 2012

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$2,031.8	$2,999.7	$—	$5,031.5
Cost of sales	57.0	1,888.2	2,393.1	—	4,338.3
Selling and administrative expenses	149.0	42.6	186.2	—	377.8

Income (loss) before interest, other income and income taxes	(206.0)	101.0	420.4	—	315.4
Interest expense, net	(60.7)	(10.5)	(0.4)	—	(71.6)
Other income (expense) including equity in income of unconsolidated subsidiaries	510.7	(21.5)	32.0	(521.0)	0.2

Income before income tax provision	244.0	69.0	452.0	(521.0)	244.0
Income tax provision	76.2	27.5	177.3	(204.8)	76.2

Net income	167.8	41.5	274.7	(316.2)	167.8
Less: Net income attributable to noncontrolling interest	—	—	9.4	—	9.4

Net income attributable to ATI	$167.8	$41.5	$265.3	$(316.2)	$158.4

Allegheny Technologies Incorporated

Financial Information for Subsidiary and Guarantor Parent

Statements of Comprehensive Income

For the year ended December 31, 2012

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net income	$167.8	$41.5	$274.7	$(316.2)	$167.8
Other comprehensive income (loss)
Currency translation adjustment arising during the period	14.3	—	14.3	(14.3)	14.3
Net derivative gain (loss) on hedge transactions	(2.8)	—	—	—	(2.8)
Pension and postretirement benefits	(97.4)	(18.1)	(5.1)	23.2	(97.4)

Other comprehensive income (loss), net of tax	(85.9)	(18.1)	9.2	8.9	(85.9)

Comprehensive income	81.9	23.4	283.9	(307.3)	81.9

Less: Comprehensive income attributable to noncontrolling interest	—	—	11.3	—	11.3

Comprehensive income (loss) attributable to ATI	$81.9	$23.4	$272.6	$(307.3)	$70.6

Condensed Statements of Cash Flows

For the year ended December 31, 2012

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(52.1)	$57.7	$422.7	$(0.8)	$427.5
Cash flows used in investing activities	(1.7)	(308.3)	(68.7)	—	(378.7)
Cash flows provided by (used in) financing activities	58.6	134.0	(318.2)	0.8	(124.8)

Increase (decrease) in cash and cash equivalents	$4.8	$(116.6)	$35.8	$—	$(76.0)

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

Allegheny Technologies Incorporated

Financial Information for Subsidiary and Guarantor Parent

Statements of Operations

For the year ended December 31, 2011

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$2,363.4	$2,819.6	$—	$5,183.0
Cost of sales	27.4	2,129.2	2,213.2	—	4,369.8
Selling and administrative expenses	168.6	50.9	162.6	—	382.1

Income (loss) before interest, other income and income taxes	(196.0)	183.3	443.8	—	431.1
Interest income (expense), net	(81.6)	(10.4)	(0.3)	—	(92.3)
Other income (expense) including equity in income of unconsolidated subsidiaries	617.0	4.1	2.6	(623.1)	0.6

Income before income tax provision	339.4	177.0	446.1	(623.1)	339.4
Income tax provision	116.3	68.8	155.1	(223.9)	116.3

Net income	223.1	108.2	291.0	(399.2)	223.1
Less: Net income attributable to noncontrolling interest	—	—	8.8	—	8.8

Net income attributable to ATI	$223.1	$108.2	$282.2	$(399.2)	$214.3

Allegheny Technologies Incorporated

Financial Information for Subsidiary and Guarantor Parent

Statements of Comprehensive Income

For the year ended December 31, 2011

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net income	$223.1	$108.2	$291.0	$(399.2)	$223.1
Other comprehensive income (loss)
Currency translation adjustment arising during the period	2.7	—	2.7	(2.7)	2.7
Unrealized holding gain (loss) on securities	(0.1)	—	(0.1)	0.1	(0.1)
Net derivative gain (loss) on hedge transactions	3.8	—	—	—	3.8
Pension and postretirement benefits	(277.1)	(32.9)	(20.9)	53.8	(277.1)

Other comprehensive income (loss), net of tax	(270.7)	(32.9)	(18.3)	51.2	(270.7)

Comprehensive income (loss)	(47.6)	75.3	272.7	(348.0)	(47.6)

Less: Comprehensive income attributable to noncontrolling interest	—	—	14.6	—	14.6

Comprehensive income (loss) attributable to ATI	$(47.6)	$75.3	$258.1	$(348.0)	$(62.2)

Condensed Statements of Cash Flows

For the year ended December 31, 2011

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(16.2)	$78.2	$234.8	$—	$296.8
Cash flows used in investing activities	(385.1)	(160.8)	(74.3)	(4.5)	(624.7)
Cash flows provided by (used in) financing activities	400.2	53.2	(181.7)	4.5	276.2

Increase (decrease) in cash and cash equivalents	$(1.1)	$(29.4)	$(21.2)	$—	$(51.7)

Allegheny Technologies Incorporated

Financial Information for Subsidiary and Guarantor Parent

Statements of Operations

For the year ended December 31, 2010

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$2,056.5	$1,991.3	$—	$4,047.8
Cost of sales	44.0	1,968.4	1,545.1	—	3,557.5
Selling and administrative expenses	126.2	28.8	149.9	—	304.9

Income (loss) before interest, other income and income taxes	(170.2)	59.3	296.3	—	185.4
Interest income (expense), net	(52.2)	(10.2)	(0.3)	—	(62.7)
Other income (expense) including equity in income of unconsolidated subsidiaries	348.1	8.5	3.8	(357.4)	3.0

Income before income tax provision	125.7	57.6	299.8	(357.4)	125.7
Income tax provision	47.0	20.0	124.0	(144.0)	47.0

Net income	78.7	37.6	175.8	(213.4)	78.7
Less: Net income attributable to noncontrolling interest	—	—	8.0	—	8.0

Net income attributable to ATI	$78.7	$37.6	$167.8	$(213.4)	$70.7

Allegheny Technologies Incorporated

Financial Information for Subsidiary and Guarantor Parent

Statements of Comprehensive Income

For the year ended December 31, 2010

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net income	$78.7	$37.6	$175.8	$(213.4)	$78.7
Other comprehensive income (loss)
Currency translation adjustment arising during the period	(5.4)	—	(5.4)	5.4	(5.4)
Net derivative gain (loss) on hedge transactions	(7.2)	—	—	—	(7.2)
Pension and postretirement benefits	24.2	(12.8)	(0.5)	13.3	24.2

Other comprehensive income (loss), net of tax	11.6	(12.8)	(5.9)	18.7	11.6

Comprehensive income (loss)	90.3	24.8	169.9	(194.7)	90.3

Less: Comprehensive income attributable to noncontrolling interest	—	—	11.2	—	11.2

Comprehensive income (loss) attributable to ATI	$90.3	$24.8	$158.7	$(194.7)	$79.1

Condensed Statements of Cash Flows

For the year ended December 31, 2010

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(23.8)	$(188.9)	$271.2	$(31.4)	$27.1
Cash flows used in investing activities	(0.2)	(68.7)	(123.0)	(24.9)	(216.8)
Cash flows provided by (used in) financing activities	18.7	(55.5)	(106.3)	56.3	(86.8)

Increase (decrease) in cash and cash equivalents	$(5.3)	$(313.1)	$41.9	$—	$(276.5)

Note 16. Commitments and Contingencies

Rental expense under operating leases was $25.0 million in 2012, $21.4 million in 2011, and $21.1 million in 2010. Future minimum rental commitments under operating leases with non-cancelable terms of more than one year at December 31, 2012, were as follows: $17.6 million in 2013, $15.5 million in 2014, $14.9 million in 2015, $13.7 million in 2016, $6.2 million in 2017 and $28.3 million thereafter. Commitments for expenditures on property, plant and equipment at December 31, 2012 were approximately $543.6 million.

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

At December 31, 2012, the Company’s reserves for environmental remediation obligations totaled approximately $16 million, of which $10 million was included in other current liabilities. The reserve includes estimated probable future costs of $6 million for federal Superfund and comparable state-managed sites; $7 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $2 million for owned or controlled sites at which Company operations have been discontinued; and $1 million for sites utilized by the Company in its ongoing operations. The Company continues to evaluate whether it may be able to recover a portion of future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate.

Based on currently available information, it is reasonably possible that the costs for active matters may exceed the Company’s recorded reserves by as much as $1 million. However, future investigation or remediation activities may result in the discovery of additional hazardous materials, potentially higher levels of contamination than discovered during prior investigation, and may impact costs of the success or lack thereof in remedial solutions. Therefore, future developments, administrative actions or liabilities relating to environmental matters could have a material adverse effect on the Company’s financial condition or results of operation.

The timing of expenditures depends on a number of factors that vary by site. The Company expects that it will expend present accruals over many years and that remediation of all sites with which it has been identified will be completed within thirty years.

A number of other lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its currently and formerly owned businesses, including those pertaining to product liability, patent infringement, commercial, government contracting, employment, employee and retiree benefits, taxes, environmental, health and safety, occupational disease, and stockholder and corporate governance matters. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.

Note 17. Selected Quarterly Financial Data

(Unaudited)

	Quarter Ended
(In millions except share and per share amounts)	March 31	June 30	September 30	December 31
2012 -
Sales	$1,352.5	$1,357.4	$1,220.5	$1,101.1
Gross Profit	207.0	198.9	162.8	124.5
Net income attributable to ATI	56.2	56.4	35.3	10.5

Basic net income attributable to ATI per common share	$0.53	$0.53	$0.33	$0.10

Diluted net income attributable to ATI per common share	$0.50	$0.50	$0.32	$0.10

Average shares outstanding	106,746,877	107,125,436	107,185,585	107,321,941

2011 -
Sales	$1,227.4	$1,351.6	$1,352.6	$1,251.4
Gross Profit	205.4	223.0	215.8	169.0
Net income attributable to ATI	56.3	64.0	62.3	31.7

Basic net income attributable to ATI per common share	$0.58	$0.63	$0.59	$0.30

Diluted net income attributable to ATI per common share	$0.54	$0.59	$0.56	$0.29

Average shares outstanding	98,767,947	103,405,003	106,341,817	106,358,868

The fourth quarter 2012 included a special charge of $8.8 million, net of tax, for asset write-downs related to the consolidation of casting facilities in the Engineered Products segment.

The first quarter 2011 included a special charge of $3.1 million, net of tax, related to the accelerated recognition of equity-based compensation expense due to previously announced executive retirements. In addition, first quarter 2011 results included a discrete tax charge of $2.7 million primarily related to foreign income taxes.

Ladish acquisition-related expenses, net of tax, were $12.7 million, $8.3 million and $1.1 million, for the second, third and fourth quarters of 2011, respectively, and were primarily related to inventory fair value adjustments and transaction costs.

Additionally, the fourth quarter 2011 results were impacted by restructuring charges of $1.7 million, net of tax.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2012, and they concluded that these controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework.

Based on our assessment, management has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements included in this Annual Report issued an attestation report on the Company’s internal control over financial reporting.

Management’s Certifications

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act are included as Exhibits 31 and 32 to this Annual Report on Form 10-K. In addition, in 2012 the Company’s Chief Executive Officer provided to the New York Stock Exchange the annual CEO certification pursuant to Section 303A regarding the Company’s compliance with the New York Stock Exchange’s corporate governance listing standards.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Allegheny Technologies Incorporated and Subsidiaries

We have audited Allegheny Technologies Incorporated and Subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Allegheny Technologies Incorporated and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Allegheny Technologies Incorporated and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Allegheny Technologies Incorporated and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2012 of Allegheny Technologies Incorporated and Subsidiaries and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

February 28, 2013

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

In addition to the information set forth under the caption “Executive Management, including Executive Officers under the Federal Securities Laws” in Part I of this report, the information concerning our directors required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Our Corporate Governance” and “Election of Directors” in Allegheny Technologies’ Proxy Statement for the 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”), which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year. Information concerning the Audit Committee and its financial expert required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Committees of the Board of Directors – Audit Committee” in the 2013 Proxy Statement. Information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated and made a part hereof by reference to the material appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2013 Proxy Statement. Information concerning the executive officers of Allegheny Technologies is contained in Part I of this Form 10-K under the caption “Executive Management, including Executive Officers under the Federal Securities Laws.”

Allegheny Technologies has adopted Corporate Guidelines for Business Conduct and Ethics that apply to all employees including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Corporate Guidelines for Business Conduct and Ethics as well as the charters for the Company’s Audit, Finance, Nominating and Governance, Personnel and Compensation, and Technology Committees, as well as periodic and current reports filed with the SEC, are available through the Company’s website at http://www.atimetals.com and are available in print free of charge to any shareholder upon request. To obtain a copy, contact the Corporate Secretary, Allegheny Technologies Incorporated, 1000 Six PPG Place, Pittsburgh, Pennsylvania 15222-5479 (telephone: 412-394-2800). The Company intends to post on its website any waiver from or amendment to the guidelines that apply to the Company’s Principal Executive Officer, Principal Financial Officer or Principal Accounting Officer or Controller (or persons performing similar functions) that relate to elements of the code of ethics identified by the Securities and Exchange Commission in Item 406(b) of Regulation S-K.

Item 11. Executive Compensation

Information required by this item is incorporated by reference to “Director Compensation,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” as set forth in the 2013 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to the ownership of equity securities by certain beneficial owners and management is incorporated by reference to “Stock Ownership Information” as set forth in the 2013 Proxy Statement.

Equity Compensation Plan Information

Information about our equity compensation plans at December 31, 2012 was as follows:

	(a)
(in thousands, except per share amounts)	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (1) (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Shareholders	107	$9.33	1,002
Equity Compensation Plans Not Approved by Shareholders	—	—	—

Total	107	$9.33	1,002

(1)	Represents shares available for issuance under the 2007 Incentive Plan, which was amended and restated in 2010 and further amended in 2012 (which provides for the issuance of stock options and stock appreciation rights, restricted shares, performance and other stock-based awards). Of the total number of shares authorized under the Incentive Plan, a maximum of 1.81 million shares have been reserved for issuance for award periods under the Total Shareholder Return Incentive Compensation Program. See Note 11. Stockholders’ Equity for a discussion of the Company’s stock-based compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to “Certain Transactions” and “Number and Independence of Directors” as set forth in the 2013 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated by reference to “Ratification of Selection of Independent Auditors” including “Audit Committee Pre-Approval Policy” and “Independent Auditor: Services and Fees,” as set forth in the 2013 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statements and Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedules and Exhibits:

(1) Financial Statements

The following consolidated financial statements and report are filed as part of this report under Item 8 – “Financial Statements and Supplementary Data”:

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Consolidated Statements of Income — Years Ended December 31, 2012, 2011, and 2010

Consolidated Statements of Comprehensive Income — Years Ended December 31, 2012, 2011, and 2010

Consolidated Balance Sheets at December 31, 2012 and 2011

Consolidated Statements of Cash Flows — Years Ended December 31, 2012, 2011, and 2010

Statements of Changes in Consolidated Equity — Years Ended December 31, 2012, 2011, and 2010

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

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of November 16, 2010, by and among Allegheny Technologies Incorporated, LPAD Co., PADL LLC and Ladish Co., Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated November 17, 2010 (File No. 1-12001)).

3.1	Certificate of Incorporation of Allegheny Technologies Incorporated, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12001)).

3.2	Second Amended and Restated Bylaws of Allegheny Technologies Incorporated (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated September 7, 2012 (File No. 1-12001)).

4.1	Indenture dated as of December 15, 1995, between Allegheny Ludlum Corporation and The Chase Manhattan Bank (National Association), as Trustee, relating to Allegheny Ludlum Corporation’s 6.95% Debentures due 2025 (incorporated by reference to Exhibit 4(a) to Allegheny Ludlum Corporation’s Report on Form 10-K for the year ended December 31, 1995 (File No. 1-9498)), and First Supplemental Indenture by and among Allegheny Technologies Incorporated, Allegheny Ludlum Corporation and The Chase Manhattan Bank (National Association), as Trustee, dated as of August 15, 1996 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated August 15, 1996 (File No. 1-12001)).

4.2	Supplemental Indenture, dated as of December 22, 2011, among Allegheny Ludlum Corporation, ALC Merger, LLC, and The Bank of New York Mellon (as successor to The Chase Manhattan Bank (National Association)), as Trustee (incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-12001)).

4.3	Indenture, dated June 1, 2009, between Allegheny Technologies Incorporated and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

4.4	First Supplemental Indenture, dated June 1, 2009, between Allegheny Technologies Incorporated and The Bank of New York Mellon, as Trustee, relating to Allegheny Technologies Incorporated’s 9.375% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

4.5	Second Supplemental Indenture, dated June 2, 2009, between Allegheny Technologies Incorporated and The Bank of New York Mellon, as Trustee, relating to Allegheny Technologies Incorporated’s 4.25% Convertible Senior Notes due 2014 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

4.6	Form of 9.375% Senior Note due 2019 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

4.7	Form of 4.25% Convertible Senior Note due 2014 (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

4.8	Third Supplemental Indenture, dated January 7, 2011, between Allegheny Technologies Incorporated and The Bank of New York Mellon, as Trustee, relating to Allegheny Technologies Incorporated’s 5.950% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated January 7, 2011 (File No. 1-12001)).

4.9	Form of 5.950% Senior Note due 2021 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated January 7, 2011 (File No. 1-12001)).

4.10	Note Purchase Agreement, dated as of July 20, 2001, by and between Ladish Co., Inc. and the purchasers listed therein (incorporated by reference to Exhibit 10.(E) to the Annual Report on Form 10-K of Ladish Co., Inc. for the year ended December 31, 2001 (File No. 0-23539)).

Exhibit No.	Description

4.11	First Amendment to Note Purchase Agreement, dated as of May 16, 2006, by and between Ladish Co., Inc. and the purchasers listed therein (incorporated by reference to Exhibit 10(b) to the Current Report on Form 8-K filed by Ladish Co., Inc. on May 18, 2006 (File No. 0-23539)).

4.12	Series B Terms Agreement to Note Purchase Agreement, dated as of May 16, 2006, by and between Ladish Co., Inc. and the purchasers listed therein (incorporated by reference to Exhibit 10(a) to the Current Report on Form 8-K filed by Ladish Co., Inc. on May 18, 2006 (File No. 0-23539)).

4.13	Second Amendment to Note Purchase Agreement, dated as of September 2, 2008, by and between Ladish Co., Inc. and the purchasers listed therein (incorporated by reference to Exhibit 99.C to the Current Report on Form 8-K filed by Ladish Co., Inc. on September 2, 2008 (File No. 0-23539)).

4.14	Series C Terms Agreement to Note Purchase Agreement, dated as of September 2, 2008, by and between Ladish Co., Inc. and the purchasers listed therein (incorporated by reference to Exhibit 99.B to the Current Report on Form 8-K filed by Ladish Co., Inc. on September 2, 2008 (File No. 0-23539)).

4.15	Third Amendment to Note Purchase Agreement, dated as of December 21, 2009, by and between Ladish Co., Inc. and the purchasers listed therein (incorporated by reference to Exhibit 10(Q) to the Annual Report on Form 10-K of Ladish Co., Inc. for the year ended December 31, 2009 (File No. 0-23539)).

4.16	Fourth Amendment to Note Purchase Agreement, dated as of March 16, 2012, by and between ATI Ladish LLC (as successor by merger to Ladish Co., Inc.) and the purchasers listed therein (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-12001)).

10.1	Allegheny Technologies Incorporated 1996 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12001)).*

10.2	Allegheny Technologies Incorporated 1996 Non-Employee Director Stock Compensation Plan, as amended December 17, 1998 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12001)).*

10.3	Allegheny Technologies Incorporated Fee Continuation Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12001)).*

10.4	Supplemental Pension Plan for Certain Key Employees of Allegheny Technologies Incorporated and its subsidiaries (formerly known as the Allegheny Ludlum Corporation Key Man Salary Continuation Plan) (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12001)).*

10.5	Allegheny Technologies Incorporated Benefit Restoration Plan, as amended (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12001)).*

10.6	Allegheny Technologies Incorporated 2000 Incentive Plan, as amended (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12001)).*

10.7	Amendment to the Allegheny Technologies Incorporated Pension Plan effective January 1, 2003 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12001)).*

10.8	Credit Agreement, dated July 31, 2007, by and among the Company, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, as Administrative Agent, and PNC Capital Markets LLC, as Lead Arranger (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 1-12001)).

10.9	Form of Amended and Restated Change in Control Severance Agreement, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 12001)).*

Exhibit No.	Description

10.10	Summary of Non-Employee Director Compensation Program (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 5, 2008 (File No. 1-12001)).

10.11	Administrative Rules for the Non-Employee Director Restricted Stock Program, effective as of May 2, 2007, as amended through May 7, 2010 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 1-12001)).*

10.12	Form of Performance/Restricted Stock Agreement dated February 21, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12001)).*

10.13	First Amendment to Credit Agreement, dated May 29, 2009, by and among ATI Funding Corporation, TDY Holdings, LLC, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q dated March 31, 2010 (File No. 1-12001)).

10.14	Form of Key Executive Performance Plan Agreement dated February 24, 2010, including Key Executive Performance Plan, as amended February 24, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No.1-12001)).*

10.15	Form of Total Shareholder Return Incentive Compensation Program Award Agreement effective as of January 1, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No.1-12001)).*

10.16	Form of Performance/Restricted Stock Agreement dated February 24, 2010 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No.1-12001)).*

10.17	Allegheny Technologies Incorporated 2007 Incentive Plan As Amended and Restated, effective May 7, 2010 (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 dated May 7, 2010 (File No 333-166628)).*

10.18	Second Amendment to Credit Agreement, dated December 22, 2010, by and among ATI Funding Corporation, TDY Holdings, LLC, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 29, 2010 (File No. 1-12001)).

10.19	Consulting and Noncompetition Agreement between Allegheny Technologies Incorporated and Lynn D. Davis, effective as of February 2, 2011 (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-12001)).

10.20	Form of Performance/Restricted Stock Agreement dated February 24, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (file No. 1-12001)).*

10.21	Form of Total Shareholder Return Incentive Compensation Program Award Agreement effective as of January 1, 2011 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (file No. 1-12001)).*

10.22	Form of Key Executive Performance Plan Agreement dated February 24, 2011, including Key Executive Performance Plan, as amended February 24, 2011 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (file No. 1-12001)).*

10.23	Third Amendment to Credit Agreement, dated March 11, 2011, by and among ATI Funding Corporation, TDY Holdings, LLC, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (file No. 1-12001)).

Exhibit No.	Description

10.24	Consulting and Noncompetition Agreement between Allegheny Technologies Incorporated and L. Patrick Hassey, dated as of May 1, 2011 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (file No. 1-12001)).*

10.25	Consulting and Noncompetition Agreement between Allegheny Technologies Incorporated and Jon D. Walton, dated as of May 1, 2011 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (file No. 1-12001)).*

10.26	Fourth Amendment to Credit Agreement, dated November 9, 2011, by and among ATI Funding Corporation, TDY Holdings, LLC, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-12001)).

10.27	Aircraft Time Sharing Agreement, effective as of January 1, 2012, by and between Allegheny Technologies Incorporated and Richard J. Harshman (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-12001)).

10.28	Fifth Amendment to Credit Agreement, dated April 4, 2012, by and among ATI Funding Corporation, TDY Holdings, LLC, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-12001)).

10.29	2012 Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-12001)).*

10.30	Form of Performance/Restricted Stock Agreement dated February 22, 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-12001)).*

10.31	Form of Total Shareholder Return Incentive Compensation Program Award Agreement effective as of January 1, 2012 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-12001)).*

10.32	Form of Key Executive Performance Plan Agreement dated February 22, 2012, including Key Executive Performance Plan as amended February 22, 2012 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-12001)). *

10.33	Form of Clawback Agreement regarding incentive payments under the Annual Incentive Plan dated March 15, 2012 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-12001)).*

10.34	Form of Clawback Agreement regarding incentive payments under the long-term incentive plans dated March 15, 2012 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-12001)).*

10.35	Amendment No. 1 to the Allegheny Technologies Incorporated 2007 Incentive Plan, as Amended and Restated, effective May 11, 2012 (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 dated May 17, 2012 (File No. 333-181491)).*

10.36	Retention Pool Award Agreement, dated May 9, 2011, by and between Gary J. Vroman and Allegheny Technologies Incorporated (filed herewith).*

10.37	Agreement, dated August 25, 2010, between Ladish Co., Inc. and Gary J. Vroman, as amended (filed herewith).*

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

Exhibit No.	Description

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLEGHENY TECHNOLOGIES INCORPORATED

Date: February 28, 2013	By	/s/ Richard J. Harshman
Richard J. Harshman
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the 28th day of February, 2013.

/s/ Richard J. Harshman	/s/ Dale G. Reid
Richard J. Harshman	Dale G. Reid
Chairman, President and Chief	Executive Vice President, Finance
Executive Officer and Director	and Chief Financial Officer
(Principal Financial Officer)

/s/ Karl D. Schwartz
Karl D. Schwartz
Controller and
Chief Accounting Officer
(Principal Accounting Officer)

/s/ Carolyn Corvi	/s/ Michael J. Joyce
Carolyn Corvi	Michael J. Joyce
Director	Director

/s/ Diane C. Creel	/s/ John R. Pipski
Diane C. Creel	John R. Pipski
Director	Director

/s/ James C. Diggs	/s/ James E. Rohr
James C. Diggs	James E. Rohr
Director	Director

/s/ J. Brett Harvey	/s/ Louis J. Thomas
J. Brett Harvey	Louis J. Thomas
Director	Director

/s/ Barbara S. Jeremiah	/s/ John D. Turner
Barbara S. Jeremiah	John D. Turner
Director	Director

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of November 16, 2010, by and among Allegheny Technologies Incorporated, LPAD Co., PADL LLC and Ladish Co., Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated November 17, 2010 (File No. 1-12001)).

3.1	Certificate of Incorporation of Allegheny Technologies Incorporated, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12001)).

3.2	Second Amended and Restated Bylaws of Allegheny Technologies Incorporated (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated September 7, 2012 (File No. 1-12001)).

4.1	Indenture dated as of December 15, 1995, between Allegheny Ludlum Corporation and The Chase Manhattan Bank (National Association), as Trustee, relating to Allegheny Ludlum Corporation’s 6.95% Debentures due 2025 (incorporated by reference to Exhibit 4(a) to Allegheny Ludlum Corporation’s Report on Form 10-K for the year ended December 31, 1995 (File No. 1-9498)), and First Supplemental Indenture by and among Allegheny Technologies Incorporated, Allegheny Ludlum Corporation and The Chase Manhattan Bank (National Association), as Trustee, dated as of August 15, 1996 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated August 15, 1996 (File No. 1-12001)).

4.2	Supplemental Indenture, dated as of December 22, 2011, among Allegheny Ludlum Corporation, ALC Merger, LLC, and The Bank of New York Mellon (as successor to The Chase Manhattan Bank (National Association)), as Trustee (incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-12001)).

4.3	Indenture, dated June 1, 2009, between Allegheny Technologies Incorporated and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

4.4	First Supplemental Indenture, dated June 1, 2009, between Allegheny Technologies Incorporated and The Bank of New York Mellon, as Trustee, relating to Allegheny Technologies Incorporated’s 9.375% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

4.5	Second Supplemental Indenture, dated June 2, 2009, between Allegheny Technologies Incorporated and The Bank of New York Mellon, as Trustee, relating to Allegheny Technologies Incorporated’s 4.25% Convertible Senior Notes due 2014 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

4.6	Form of 9.375% Senior Note due 2019 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

4.7	Form of 4.25% Convertible Senior Note due 2014 (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 1-12001)).

4.8	Third Supplemental Indenture, dated January 7, 2011, between Allegheny Technologies Incorporated and The Bank of New York Mellon, as Trustee, relating to Allegheny Technologies Incorporated’s 5.950% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated January 7, 2011 (File No. 1-12001)).

4.9	Form of 5.950% Senior Note due 2021 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated January 7, 2011 (File No. 1-12001)).

4.10	Note Purchase Agreement, dated as of July 20, 2001, by and between Ladish Co., Inc. and the purchasers listed therein (incorporated by reference to Exhibit 10.(E) to the Annual Report on Form 10-K of Ladish Co., Inc. for the year ended December 31, 2001 (File No. 0-23539)).

4.11	First Amendment to Note Purchase Agreement, dated as of May 16, 2006, by and between Ladish Co., Inc. and the purchasers listed therein (incorporated by reference to Exhibit 10(b) to the Current Report on Form 8-K filed by Ladish Co., Inc. on May 18, 2006 (File No. 0-23539)).

Exhibit No.	Description

4.12	Series B Terms Agreement to Note Purchase Agreement, dated as of May 16, 2006, by and between Ladish Co., Inc. and the purchasers listed therein (incorporated by reference to Exhibit 10(a) to the Current Report on Form 8-K filed by Ladish Co., Inc. on May 18, 2006 (File No. 0-23539)).

4.13	Second Amendment to Note Purchase Agreement, dated as of September 2, 2008, by and between Ladish Co., Inc. and the purchasers listed therein (incorporated by reference to Exhibit 99.C to the Current Report on Form 8-K filed by Ladish Co., Inc. on September 2, 2008 (File No. 0-23539)).

4.14	Series C Terms Agreement to Note Purchase Agreement, dated as of September 2, 2008, by and between Ladish Co., Inc. and the purchasers listed therein (incorporated by reference to Exhibit 99.B to the Current Report on Form 8-K filed by Ladish Co., Inc. on September 2, 2008 (File No. 0-23539)).

4.15	Third Amendment to Note Purchase Agreement, dated as of December 21, 2009, by and between Ladish Co., Inc. and the purchasers listed therein (incorporated by reference to Exhibit 10(Q) to the Annual Report on Form 10-K of Ladish Co., Inc. for the year ended December 31, 2009 (File No. 0-23539)).

4.16	Fourth Amendment to Note Purchase Agreement, dated as of March 16, 2012, by and between ATI Ladish LLC (as successor by merger to Ladish Co., Inc.) and the purchasers listed therein (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-12001)).

10.1	Allegheny Technologies Incorporated 1996 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12001)).*

10.2	Allegheny Technologies Incorporated 1996 Non-Employee Director Stock Compensation Plan, as amended December 17, 1998 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12001)).*

10.3	Allegheny Technologies Incorporated Fee Continuation Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12001)).*

10.4	Supplemental Pension Plan for Certain Key Employees of Allegheny Technologies Incorporated and its subsidiaries (formerly known as the Allegheny Ludlum Corporation Key Man Salary Continuation Plan) (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12001)).*

10.5	Allegheny Technologies Incorporated Benefit Restoration Plan, as amended (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12001)).*

10.6	Allegheny Technologies Incorporated 2000 Incentive Plan, as amended (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12001)).*

10.7	Amendment to the Allegheny Technologies Incorporated Pension Plan effective January 1, 2003 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12001)).*

10.8	Credit Agreement, dated July 31, 2007, by and among the Company, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, as Administrative Agent, and PNC Capital Markets LLC, as Lead Arranger (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 1-12001)).

10.9	Form of Amended and Restated Change in Control Severance Agreement, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 12001)).*

10.10	Summary of Non-Employee Director Compensation Program (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 5, 2008 (File No. 1-12001)).

Exhibit No.	Description

10.11	Administrative Rules for the Non-Employee Director Restricted Stock Program, effective as of May 2, 2007, as amended through May 7, 2010 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 1-12001)).*

10.12	Form of Performance/Restricted Stock Agreement dated February 21, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12001)).*

10.13	First Amendment to Credit Agreement, dated May 29, 2009, by and among ATI Funding Corporation, TDY Holdings, LLC, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q dated March 31, 2010 (File No. 1-12001)).

10.14	Form of Key Executive Performance Plan Agreement dated February 24, 2010, including Key Executive Performance Plan, as amended February 24, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No.1-12001)).*

10.15	Form of Total Shareholder Return Incentive Compensation Program Award Agreement effective as of January 1, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No.1-12001)).*

10.16	Form of Performance/Restricted Stock Agreement dated February 24, 2010 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No.1-12001)).*

10.17	Allegheny Technologies Incorporated 2007 Incentive Plan As Amended and Restated, effective May 7, 2010 (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 dated May 7, 2010 (File No 333-166628)).*

10.18	Second Amendment to Credit Agreement, dated December 22, 2010, by and among ATI Funding Corporation, TDY Holdings, LLC, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 29, 2010 (File No. 1-12001)).

10.19	Consulting and Noncompetition Agreement between Allegheny Technologies Incorporated and Lynn D. Davis, effective as of February 2, 2011 (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-12001)).

10.20	Form of Performance/Restricted Stock Agreement dated February 24, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (file No. 1-12001)).*

10.21	Form of Total Shareholder Return Incentive Compensation Program Award Agreement effective as of January 1, 2011 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (file No. 1-12001)).*

10.22	Form of Key Executive Performance Plan Agreement dated February 24, 2011, including Key Executive Performance Plan, as amended February 24, 2011 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (file No. 1-12001)).*

10.23	Third Amendment to Credit Agreement, dated March 11, 2011, by and among ATI Funding Corporation, TDY Holdings, LLC, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (file No. 1-12001)).

10.24	Consulting and Noncompetition Agreement between Allegheny Technologies Incorporated and L. Patrick Hassey, dated as of May 1, 2011 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (file No. 1-12001)).*

Exhibit No.	Description

10.25	Consulting and Noncompetition Agreement between Allegheny Technologies Incorporated and Jon D. Walton, dated as of May 1, 2011 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (file No. 1-12001)).*

10.26	Fourth Amendment to Credit Agreement, dated November 9, 2011, by and among ATI Funding Corporation, TDY Holdings, LLC, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-12001)).

10.27	Aircraft Time Sharing Agreement, effective as of January 1, 2012, by and between Allegheny Technologies Incorporated and Richard J. Harshman (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-12001)).

10.28	Fifth Amendment to Credit Agreement, dated April 4, 2012, by and among ATI Funding Corporation, TDY Holdings, LLC, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-12001)).

10.29	2012 Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-12001)).*

10.30	Form of Performance/Restricted Stock Agreement dated February 22, 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-12001)).*

10.31	Form of Total Shareholder Return Incentive Compensation Program Award Agreement effective as of January 1, 2012 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-12001)).*

10.32	Form of Key Executive Performance Plan Agreement dated February 22, 2012, including Key Executive Performance Plan as amended February 22, 2012 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-12001)). *

10.33	Form of Clawback Agreement regarding incentive payments under the Annual Incentive Plan dated March 15, 2012 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-12001)).*

10.34	Form of Clawback Agreement regarding incentive payments under the long-term incentive plans dated March 15, 2012 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-12001)).*

10.35	Amendment No. 1 to the Allegheny Technologies Incorporated 2007 Incentive Plan, as Amended and Restated, effective May 11, 2012 (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 dated May 17, 2012 (File No. 333-181491)).*

10.36	Retention Pool Award Agreement, dated May 9, 2011, by and between Gary J. Vroman and Allegheny Technologies Incorporated (filed herewith).*

10.37	Agreement, dated August 25, 2010, between Ladish Co., Inc. and Gary J. Vroman, as amended (filed herewith).*

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

Exhibit No.	Description

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Report.