Form 10-Q
period 2013-03-31
ALLEGHENY TECHNOLOGIES INC
filed 2013-05-06
CIK 1018963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

At April 30, 2013, the registrant had outstanding 107,954,571 shares of its Common Stock.

ALLEGHENY TECHNOLOGIES INCORPORATED

SEC FORM 10-Q

Quarter Ended March 31, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Allegheny Technologies Incorporated and Subsidiaries

Consolidated Balance Sheets

(In millions, except share and per share amounts)

(Current period unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$138.0	$304.6
Accounts receivable, net of allowances for doubtful accounts of $5.3 and $5.5 as of March 31, 2013 and December 31, 2012	681.5	613.3
Inventories, net	1,537.5	1,536.6
Prepaid expenses and other current assets	89.4	56.1

Total Current Assets	2,446.4	2,510.6
Property, plant and equipment, net	2,597.2	2,559.9
Cost in excess of net assets acquired	736.3	740.1
Deferred income taxes	31.3	71.5
Other assets	363.1	365.7

Total Assets	$6,174.3	$6,247.8

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$479.4	$499.9
Accrued liabilities	280.0	330.5
Deferred income taxes	36.6	24.0
Short term debt and current portion of long-term debt	17.1	17.1

Total Current Liabilities	813.1	871.5
Long-term debt	1,462.0	1,463.0
Accrued postretirement benefits	487.8	495.2
Pension liabilities	713.7	721.1
Other long-term liabilities	101.0	109.9

Total Liabilities	3,577.6	3,660.7

Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized- 50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-109,695,171 shares at March 31, 2013 and December 31, 2012; outstanding- 107,957,803 shares at March 31, 2013 and 107,398,963 shares at December 31, 2012	11.0	11.0
Additional paid-in capital	1,168.5	1,181.7
Retained earnings	2,404.9	2,427.6
Treasury stock: 1,737,368 shares at March 31, 2013 and 2,296,208 shares at December 31, 2012	(81.1)	(111.3)
Accumulated other comprehensive loss, net of tax	(1,016.2)	(1,029.4)

Total ATI stockholders’ equity	2,487.1	2,479.6
Noncontrolling interests	109.6	107.5

Total Equity	2,596.7	2,587.1

Total Liabilities and Equity	$6,174.3	$6,247.8

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries

Consolidated Statements of Income

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Sales	$1,179.4	$1,352.5
Costs and expenses:
Cost of sales	1,065.1	1,145.5
Selling and administrative expenses	85.7	103.4

Income before interest, other income and income taxes	28.6	103.6
Interest expense, net	(14.4)	(19.9)
Other income, net	1.1	0.4

Income before income tax provision	15.3	84.1
Income tax provision	3.7	25.8

Net income	11.6	58.3
Less: Net income attributable to noncontrolling interests	1.6	2.1

Net income attributable to ATI	$10.0	$56.2

Basic net income attributable to ATI per common share	$0.09	$0.53

Diluted net income attributable to ATI per common share	$0.09	$0.50

Dividends declared per common share	$0.18	$0.18

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries

Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net income	$11.6	$58.3

Currency translation adjustment
Unrealized net change arising during the period	(13.0)	9.4

Unrealized holding gain on securities
Net gain arising during the period	0.1	0.1

Derivatives
Net derivatives gain (loss) on hedge transactions	13.1	(18.2)
Reclassification to net income of net realized gain	0.7	2.5
Income taxes on derivative transactions	5.4	(6.0)

Total	8.4	(9.7)

Postretirement benefit plans
Amortization of net actuarial loss	33.5	29.9
Prior service cost
Amortization to net income of net prior service cost (credits)	(3.8)	(2.9)
Income taxes on postretirement benefit plans	11.5	10.3

Total	18.2	16.7

Other comprehensive income, net of tax	13.7	16.5

Comprehensive income	25.3	74.8

Less: Comprehensive income attributable to noncontrolling interests	2.1	2.7

Comprehensive income attributable to ATI	$23.2	$72.1

Allegheny Technologies Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Operating Activities:
Net income	$11.6	$58.3
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	48.5	48.0
Deferred taxes	36.0	(12.0)
Changes in operating asset and liabilities:
Inventories	(0.9)	(127.1)
Accounts receivable	(68.2)	(44.0)
Accounts payable	(20.4)	15.2
Retirement benefits	16.6	11.5
Accrued income taxes	(31.9)	26.8
Accrued liabilities and other	(48.7)	5.1

Cash used in operating activities	(57.4)	(18.2)

Investing Activities:
Purchases of property, plant and equipment	(86.9)	(69.9)
Asset disposals and other	0.7	0.9

Cash used in investing activities	(86.2)	(69.0)

Financing Activities:
Payments on long-term debt and capital leases	(0.1)	—
Net repayments under credit facilities	—	(1.4)
Dividends paid to shareholders	(19.2)	(19.1)
Taxes on share-based compensation	2.6	0.5
Exercises of stock options and other	0.4	0.2
Shares repurchased for income tax withholding on share-based compensation	(6.7)	(23.3)

Cash used in financing activities	(23.0)	(43.1)

Decrease in cash and cash equivalents	(166.6)	(130.3)
Cash and cash equivalents at beginning of period	304.6	380.6

Cash and cash equivalents at end of period	$138.0	$250.3

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries

Statements of Changes in Consolidated Equity

(In millions, except per share amounts)

(Unaudited)

	ATI Stockholders
					Accumulated
		Additional			Other	Non-
	Common	Paid-In	Retained	Treasury	Comprehensive	controlling	Total
	Stock	Capital	Earnings	Stock	Income (Loss)	Interests	Equity
Balance, December 31, 2011	$11.0	$1,207.1	$2,361.5	$(162.7)	$(941.6)	$96.3	$2,571.6
Net income	—	—	56.2	—	—	2.1	58.3
Other comprehensive income	—	—	—	—	15.9	0.6	16.5
Cash dividends on common stock ($0.18 per share)	—	—	(19.1)	—	—	—	(19.1)
Dividends declared to noncontrolling interest	—	—	—	—	—	(0.1)	(0.1)
Employee stock plans	—	(45.7)	(3.7)	36.1	—	—	(13.3)

Balance, March 31, 2012	$11.0	$1,161.4	$2,394.9	$(126.6)	$(925.7)	$98.9	$2,613.9

Balance, December 31, 2012	$11.0	$1,181.7	$2,427.6	$(111.3)	$(1,029.4)	$107.5	$2,587.1
Net income	—	—	10.0	—	—	1.6	11.6
Other comprehensive income	—	—	—	—	13.2	0.5	13.7
Cash dividends on common stock ($0.18 per share)	—	—	(19.2)	—	—	—	(19.2)
Employee stock plans	—	(13.2)	(13.5)	30.2	—	—	3.5

Balance, March 31, 2013	$11.0	$1,168.5	$2,404.9	$(81.1)	$(1,016.2)	$109.6	$2,596.7

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

These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2012 Annual Report on Form 10-K. The results of operations for these interim periods are not necessarily indicative of the operating results for any future period. The December 31, 2012 financial information has been derived from the Company’s audited financial statements.

New Accounting Pronouncements Adopted

In January 2013, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the disclosure of offsetting assets and liabilities. These changes require an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The enhanced disclosures will enable users of an entity’s financial statements to understand and evaluate the effect or potential effect of master netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. Other than the additional disclosure requirements, the adoption of these changes had no impact on the consolidated financial statements.

In January 2013, the Company adopted changes issued by the FASB to the reporting of amounts reclassified out of accumulated other comprehensive income. These changes require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. These requirements are to be applied to each component of accumulated other comprehensive income. Other than the additional disclosure requirements (see Note 12), the adoption of these changes had no impact on the consolidated financial statements.

Pending Accounting Pronouncements

In February 2013, the FASB issued changes to the accounting for obligations resulting from joint and several liability arrangements. This guidance requires an entity that is joint and severally liable to measure the obligation as the sum of the amount the entity has agreed with co-obligors to pay and any additional amount it expects to pay on behalf of one or more co-obligors. Required disclosures include a description of the nature of the arrangement, how the liability arose, the relationship with co-obligors and the terms and conditions of the arrangement. These changes become effective for the Company in fiscal year 2014. The Company does not anticipate a material impact to the consolidated financial statements upon adoption.

In March 2013, the FASB issued changes to a parent entity’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The amendments specify that a cumulative translation adjustment (CTA) should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For sales of an equity method investment that is a foreign entity, a pro rata portion of CTA attributable to the investment would be recognized in earnings when the investment is sold. When an entity sells either a part or all of its investment in a consolidated foreign entity, CTA would be recognized in earnings only if the sale results in the parent no longer having a controlling financial interest in the foreign entity. In addition, CTA should be recognized in earnings in a business combination achieved in stages (i.e., a step acquisition). These changes become effective for the Company in fiscal year 2014. The Company does not anticipate a material impact to the consolidated financial statements upon adoption.

Note 2. Inventories

Inventories at March 31, 2013 and December 31, 2012 were as follows (in millions):

	March 31,	December 31,
	2013	2012
Raw materials and supplies	$367.6	$351.6
Work-in-process	1,064.8	1,063.9
Finished goods	196.6	209.0

Total inventories at current cost	1,629.0	1,624.5
Less allowances to reduce current cost values to LIFO basis	(76.4)	(76.9)
Progress payments	(15.1)	(11.0)

Total inventories, net	$1,537.5	$1,536.6

Inventories are stated at the lower of cost (last-in, first-out (“LIFO”), first-in, first-out (“FIFO”), and average cost methods) or market, less progress payments. Most of the Company’s inventory is valued utilizing the LIFO costing methodology. Inventory of the Company’s non-U.S. operations is valued using average cost or FIFO methods. The effect of using the LIFO methodology to value inventory, rather than FIFO, decreased cost of sales by $0.5 million for the first three months of 2013. The effect of using the LIFO methodology to value inventory, rather than FIFO, had no impact on cost of sales for the three months ended March 31, 2012.

Note 3. Property, Plant and Equipment

Property, plant and equipment at March 31, 2013 and December 31, 2012 was as follows (in millions):

	March 31,	December 31,
	2013	2012
Land	$34.0	$34.4
Buildings	934.5	921.0
Equipment and leasehold improvements	3,377.7	3,344.4

	4,346.2	4,299.8
Accumulated depreciation and amortization	(1,749.0)	(1,739.9)

Total property, plant and equipment, net	$2,597.2	$2,559.9

The construction in progress portion of property, plant and equipment at March 31, 2013 was $666.3 million.

Note 4. Debt

Debt at March 31, 2013 and December 31, 2012 was as follows (in millions):

	March 31,	December 31,
	2013	2012
Allegheny Technologies 5.95% Notes due 2021	$500.0	$500.0
Allegheny Technologies 4.25% Convertible Notes due 2014	402.5	402.5
Allegheny Technologies 9.375% Notes due 2019	350.0	350.0
Allegheny Ludlum 6.95% debentures due 2025	150.0	150.0
ATI Ladish Series B 6.14% Notes due 2016 (a)	24.6	24.8
ATI Ladish Series C 6.41% Notes due 2015 (b)	32.1	32.5
Domestic Bank Group $400 million unsecured credit facility	—	—
Foreign credit facilities	13.8	14.2
Industrial revenue bonds, due through 2020, and other	6.1	6.1

Total short-term and long-term debt	1,479.1	1,480.1
Short-term debt and current portion of long-term debt	17.1	17.1

Total long-term debt	$1,462.0	$1,463.0

(a)	Includes fair value adjustments of $1.7 million at March 31, 2013 and $1.9 million at December 31, 2012.
(b)	Includes fair value adjustments of $2.1 million at March 31, 2013 and $2.5 million at December 31, 2012.

The Company did not borrow funds under its $400 million senior unsecured domestic credit facility during the first three months of 2013, although approximately $4 million has been utilized to support the issuance of letters of credit. This credit facility requires the Company to maintain a leverage ratio (consolidated total indebtedness net of cash on hand in excess of $50 million, divided by consolidated earnings before interest, taxes, depreciation and amortization, and non-cash pension expense) of not greater than 3.25, and maintain an interest coverage ratio (consolidated earnings before interest, taxes, and non-cash pension expense divided by interest expense) of not less than 2.0. For the three months ended March 31, 2013, the leverage ratio was 2.65, and the interest coverage ratio was 5.06.

The Company has an additional separate credit facility for the issuance of letters of credit. As of March 31, 2013, $32 million in letters of credit were outstanding under this facility.

In addition, Shanghai STAL Precision Stainless Steel Company Limited (STAL), the Company’s Chinese joint venture company in which ATI has a 60% interest, has a 205 million renminbi (approximately $33 million at March 31, 2013 exchange rates) revolving credit facility with a group of banks, which expires in August 2014. This credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners. As of March 31, 2013, there were no borrowings under this credit facility.

The ATI Ladish Series B and Series C Notes are guaranteed by ATI and are equally ranked with all of ATI’s existing and future senior unsecured debt.

Note 5. Derivative Financial Instruments and Hedging

As part of its risk management strategy, the Company, from time-to-time, utilizes derivative financial instruments to manage its exposure to changes in raw material prices, energy costs, foreign currencies, and interest rates. In accordance with applicable accounting standards, the Company accounts for most of these contracts as hedges. In general, hedge effectiveness is determined by examining the relationship between offsetting changes in fair value or cash flows attributable to the item being hedged, and the financial instrument being used for the hedge. Effectiveness is measured utilizing regression analysis and other techniques to determine whether the change in the fair market value or cash flows of the derivative exceeds the change in fair value or cash flow of the hedged item. Calculated ineffectiveness, if any, is immediately recognized in the consolidated statements of income.

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

The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of March 31, 2013, the Company had entered into financial hedging arrangements primarily at the request of its customers, related to firm orders, for an aggregate notional amount of approximately 10% of its estimated annual nickel requirements. These nickel hedges extend to 2016.

At March 31, 2013, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility included natural gas cost hedges for approximately 70% of its annual forecasted domestic requirements for 2013, approximately 40% for 2014, and approximately 5% for 2015, and electricity hedges for Western Pennsylvania operations of approximately 10% of its forecasted on-peak and off-peak requirements for 2014.

While the majority of the Company’s direct export sales are transacted in U.S. dollars, foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk. The Company may also enter into foreign currency forward contracts that are not designated as hedges, which are denominated in the same foreign currency in which export sales are denominated. At March 31, 2013, the outstanding financial derivatives, including both hedges and undesignated derivatives, that are used to manage the Company’s exposure to foreign currency, primarily euros, represented approximately 10% of its forecasted total international sales through 2015. In addition, the Company may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions.

The Company may enter into derivative interest rate contracts to maintain a reasonable balance between fixed- and floating-rate debt. There were no unsettled derivative financial instruments related to debt balances for the periods presented.

There are no credit risk-related contingent features in the Company’s derivative contracts, and the contracts contained no provisions under which the Company has posted, or would be required to post, collateral. The counterparties to the Company’s derivative contracts are substantial and creditworthy commercial banks that are recognized market makers. The Company controls its credit exposure by diversifying across multiple counterparties and by monitoring credit ratings and credit default swap spreads of its counterparties. The Company also enters into master netting agreements with counterparties when possible.

The fair values of the Company’s derivative financial instruments are presented below, representing the gross amounts recognized which are not offset by counterparty or by type of item hedged. All fair values for these derivatives were measured using Level 2 information as defined by the accounting standard hierarchy, which includes quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs derived principally from or corroborated by observable market data.

(in millions):		March 31,	December 31,
Asset derivatives	Balance sheet location	2013	2012
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$7.5	$2.9
Nickel and other raw material contracts	Prepaid expenses and other current assets	0.1	0.6
Natural gas contracts	Prepaid expenses and other current assets	1.8	0.4
Foreign exchange contracts	Other assets	4.6	0.9
Nickel and other raw material contracts	Other assets	0.1	0.3
Natural gas contracts	Other assets	0.7	0.7

Total derivatives designated as hedging instruments:		14.8	5.8
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	0.6	0.4

Total derivatives not designated as hedging instruments:		0.6	0.4

Total asset derivatives		$15.4	$6.2

Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Natural gas contracts	Accrued liabilities	$1.8	$4.4
Nickel and other raw material contracts	Accrued liabilities	2.6	1.1
Foreign exchange contracts	Accrued liabilities	—	1.7
Electricity contracts	Accrued liabilities	—	0.3
Natural gas contracts	Other long-term liabilities	0.4	0.6
Electricity contracts	Other long-term liabilities	0.3	0.4
Foreign exchange contracts	Other long-term liabilities	—	1.4
Nickel and other raw material contracts	Other long-term liabilities	0.4	0.3

Total derivatives designated as hedging instruments:		5.5	10.2
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accrued liabilities	0.5	1.6

Total derivatives not designated as hedging instruments:		0.5	1.6

Total liability derivatives		$6.0	$11.8

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

Activity with regard to derivatives designated as cash flow hedges for the three month periods ended March 31, 2013 and 2012 was as follows (in millions):

Amount of Gain (Loss)
Amount of Gain (Loss)	Recognized in Income
Amount of Gain (Loss)	Reclassified from	on Derivatives (Ineffective
Recognized in OCI on	Accumulated OCI	Portion and Amount
Derivatives	into Income	Excluded from
(Effective Portion)	(Effective Portion) (a)	Effectiveness Testing) (b)
Three months ended	Three months ended	Three months ended
Derivatives in Cash Flow	March 31,	March 31,	March 31,
Hedging Relationships	2013	2012	2013	2012	2013	2012
Nickel and other raw material contracts	$(1.4)	$(1.6)	$0.1	$(0.1)	$—	$—
Natural gas contracts	1.6	(4.5)	(1.0)	(2.6)	—	—
Electricity contracts	0.1	(1.0)	(0.2)	(0.7)	—	—
Foreign exchange contracts	7.7	(4.1)	0.7	1.9	—	—

Total	$8.0	$(11.2)	$(0.4)	$(1.5)	$—	$—

(a)	The gains (losses) reclassified from accumulated OCI into income related to the effective portion of the derivatives are presented in cost of sales in the same period or periods in which the hedged item affects earnings.
(b)	The gains (losses) recognized in income on derivatives related to the ineffective portion and the amount excluded from effectiveness testing are presented in selling and administrative expenses.

Assuming market prices remain constant with those at March 31, 2013, a gain of $3.1 million is expected to be recognized over the next 12 months.

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

Derivatives that are not designated as hedging instruments were as follows:

	Amount of Gain (Loss) Recognized
	in Income on Derivatives
In millions Derivatives Not Designated	Three Months Ended March 31,
as Hedging Instruments	2013	2012
Foreign exchange contracts	$0.8	$(1.4)

Changes in the fair value of foreign exchange contract derivatives not designated as hedging instruments are recorded in cost of sales.

Note 6. Fair Value of Financial Instruments

The estimated fair value of financial instruments at March 31, 2013 was as follows:

		Fair Value Measurements at Reporting Date Using
			Quoted Prices in	Significant
	Total	Total	Active Markets for	Observable
	Carrying	Estimated	Identical Assets	Inputs
(In millions)	Amount	Fair Value	(Level 1)	(Level 2)
Cash and cash equivalents	$138.0	$138.0	$138.0	$—
Derivative financial instruments:
Assets	15.4	15.4	—	15.4
Liabilities	6.0	6.0	—	6.0
Debt	1,479.1	1,700.7	1,624.2	76.5

The estimated fair value of financial instruments at December 31, 2012 was as follows:

		Fair Value Measurements at Reporting Date Using
			Quoted Prices in	Significant
	Total	Total	Active Markets for	Observable
	Carrying	Estimated	Identical Assets	Inputs
(In millions)	Amount	Fair Value	(Level 1)	(Level 2)
Cash and cash equivalents	$304.6	$304.6	$304.6	$—
Derivative financial instruments:
Assets	6.2	6.2	—	6.2
Liabilities	11.8	11.8	—	11.8
Debt	1,480.1	1,703.2	1,625.6	77.6

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

For the three month periods ended March 31, 2013 and 2012, the components of pension expense and components of other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Service cost—benefits earned during the year	$10.0	$8.8	$0.8	$0.8
Interest cost on benefits earned in prior years	30.3	33.1	5.6	6.5
Expected return on plan assets	(43.8)	(45.4)	(0.1)	(0.2)
Amortization of prior service cost (credit)	0.8	1.6	(4.6)	(4.5)
Amortization of net actuarial loss	29.2	26.3	4.3	3.6

Total retirement benefit expense	$26.5	$24.4	$6.0	$6.2

Note 8. Income Taxes

First quarter 2013 results included a provision for income taxes of $3.7 million, or 24.2% of income before tax, compared to $25.8 million, or 30.7% of income before tax, for the comparable prior year period. The first quarter 2013 included a discrete tax benefit of $2.0 million, primarily related to 2013 Federal tax law changes. Excluding the discrete tax benefit, the effective tax rate was 37.6%. The first quarter 2012 included a discrete tax benefit of $3.7 million primarily related to state income taxes.

Note 9. Business Segments

Following is certain financial information with respect to the Company’s business segments for the periods indicated (in millions):

	Three Months Ended
	March 31,
	2013	2012
Total sales:
High Performance Metals	$538.3	$607.7
Flat-Rolled Products	562.6	643.2
Engineered Products	113.8	143.8

	1,214.7	1,394.7
Intersegment sales:
High Performance Metals	19.9	26.4
Flat-Rolled Products	4.5	7.2
Engineered Products	10.9	8.6

	35.3	42.2
Sales to external customers:
High Performance Metals	518.4	581.3
Flat-Rolled Products	558.1	636.0
Engineered Products	102.9	135.2

	$1,179.4	$1,352.5

Operating profit:
High Performance Metals	$75.3	$104.1
Flat-Rolled Products	2.4	46.8
Engineered Products	0.6	12.3

Total operating profit	78.3	163.2
Corporate expenses	(12.4)	(21.7)
Interest expense, net	(14.4)	(19.9)
Closed company and other expenses	(3.7)	(6.9)
Retirement benefit expense	(32.5)	(30.6)

Income before income taxes	$15.3	$84.1

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

Corporate expenses for the three months ended March 31, 2013 were $12.4 million compared to $21.7 million for the three months ended March 31, 2012. The decrease in corporate expenses was primarily related to lower incentive compensation expenses associated with annual and long-term performance plans.

Closed company and other expenses primarily includes charges incurred in connection with closed operations and other non-operating income or expense. These items are presented primarily in selling and administrative expenses and in other expense in the statement of operations. These items resulted in net charges of $3.7 million for the three months ended March 31, 2013 and $6.9 million for the three months ended March 31, 2012. The decrease over the prior year quarter was primarily related to a decrease in environmental and legal expenses associated with closed operations.

Note 10. Per Share Information

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended
	March 31,
(in millions, except per share amounts):	2013	2012
Numerator for basic net income per common share -
Net income attributable to ATI	$10.0	$56.2
Effect of dilutive securities:
4.25% Convertible Notes due 2014	—	2.3

Numerator for diluted net income per common share -
Net income available to ATI after assumed conversions	$10.0	$58.5

Denominator for basic net income per common share-weighted average shares	106.6	105.9
Effect of dilutive securities:
Share-based compensation	0.5	0.9
4.25% Convertible Notes due 2014	—	9.6

Denominator for diluted net income per common share – adjusted weighted average shares assuming conversions	107.1	116.4

Basic net income attributable to ATI per common share	$0.09	$0.53

Diluted net income attributable to ATI per common share	$0.09	$0.50

Common stock that would be issuable upon the assumed conversion of the 2014 Convertible Notes and other option equivalents and contingently issuable shares are excluded from the computation of contingently issuable shares, and therefore, from the denominator for diluted earnings per share, if the effect of inclusion is anti-dilutive. Excluded shares for the three month period ended March 31, 2013 were 9.6 million shares. There were no anti-dilutive shares for the period ended March 31, 2012.

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

Allegheny Technologies Incorporated

Financial Information for Subsidiary and Guarantor Parent

Balance Sheets

March 31, 2013

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$4.3	$8.5	$125.2	$—	$138.0
Accounts receivable, net	0.2	217.5	463.8	—	681.5
Inventories, net	—	333.5	1,204.0	—	1,537.5
Prepaid expenses and other current assets	33.1	13.9	42.4	—	89.4

Total current assets	37.6	573.4	1,835.4	—	2,446.4
Property, plant and equipment, net	3.7	946.9	1,646.6	—	2,597.2
Cost in excess of net assets acquired	—	112.1	624.2	—	736.3
Deferred income taxes	31.3	—	—	—	31.3
Investments in subsidiaries and other assets	5,508.3	205.4	795.3	(6,145.9)	363.1

Total assets	$5,580.9	$1,837.8	$4,901.5	$(6,145.9)	$6,174.3

Liabilities and stockholders’ equity:
Accounts payable	$3.3	$264.5	$211.6	$—	$479.4
Accrued liabilities	1,026.9	554.2	314.9	(1,616.0)	280.0
Deferred income taxes	36.6	—	—	—	36.6
Short-term debt and current portion of long-term debt	0.3	0.1	16.7	—	17.1

Total current liabilities	1,067.1	818.8	543.2	(1,616.0)	813.1
Long-term debt	1,253.5	350.5	58.0	(200.0)	1,462.0
Accrued postretirement benefits	—	193.6	294.2	—	487.8
Pension liabilities	647.2	5.0	61.5	—	713.7
Other long-term liabilities	16.4	18.8	65.8	—	101.0

Total liabilities	2,984.2	1,386.7	1,022.7	(1,816.0)	3,577.6

Total stockholders’ equity	2,596.7	451.1	3,878.8	(4,329.9)	2,596.7

Total liabilities and stockholders’ equity	$5,580.9	$1,837.8	$4,901.5	$(6,145.9)	$6,174.3

Allegheny Technologies Incorporated

Financial Information for Subsidiary and Guarantor Parent

Statements of Income and Comprehensive Income

For the three months ended March 31, 2013

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Sales	$—	$477.1	$702.3	$—	$1,179.4
Cost of sales	17.5	466.7	580.9	—	1,065.1
Selling and administrative expenses	29.1	10.4	46.2	—	85.7

Income (loss) before interest, other income and income taxes	(46.6)	—	75.2	—	28.6
Interest expense, net	(11.7)	(2.6)	(0.1)	—	(14.4)
Other income (loss) including equity in income of unconsolidated subsidiaries	73.6	(5.4)	9.2	(76.3)	1.1

Income before income tax provision	15.3	(8.0)	84.3	(76.3)	15.3
Income tax provision (benefit)	3.7	(2.5)	29.8	(27.3)	3.7

Net income (loss)	11.6	(5.5)	54.5	(49.0)	11.6
Less: Net income (loss) attributable to noncontrolling interests	—	—	1.6	—	1.6

Net income (loss) attributable to ATI	$11.6	$(5.5)	$52.9	$(49.0)	$10.0

Comprehensive income (loss) attributable to ATI	$23.2	$(5.4)	$40.0	$(34.6)	$23.2

Condensed Statements of Cash Flows

For the three months ended March 31, 2013

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in)operating activities	$(25.9)	$20.1	$(51.6)	$—	$(57.4)
Cash flows used in investing activities	—	(74.9)	(11.3)	—	(86.2)
Cash flows provided by (used in)financing activities	24.6	50.2	(97.8)	—	(23.0)

Increase (decrease) in cash and cash equivalents	$(1.3)	$(4.6)	$(160.7)	$—	$(166.6)

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

Allegheny Technologies Incorporated

Financial Information for Subsidiary and Guarantor Parent

Statements of Income and Comprehensive Income

For the three months ended March 31, 2012

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Sales	$—	$557.0	$795.5	$—	$1,352.5
Cost of sales	13.3	508.5	623.7	—	1,145.5
Selling and administrative expenses	43.1	10.5	49.8	—	103.4

Income (loss) before interest, other income and income taxes	(56.4)	38.0	122.0	—	103.6
Interest income (expense), net	(17.0)	(2.6)	(0.3)	—	(19.9)
Other income including equity in income of unconsolidated subsidiaries	157.5	1.6	1.5	(160.2)	0.4

Income before income tax provision	84.1	37.0	123.2	(160.2)	84.1
Income tax provision	25.8	14.0	40.8	(54.8)	25.8

Net income	58.3	23.0	82.4	(105.4)	58.3
Less: Net income attributable to noncontrolling interests	—	—	2.1	—	2.1

Net income attributable to ATI	$58.3	$23.0	$80.3	$(105.4)	$56.2

Comprehensive income (loss) attributable to ATI	$72.1	$22.7	$89.6	$(112.3)	$72.1

Condensed Statements of Cash Flows

For the three months ended March 31, 2012

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(12.5)	$3.1	$(1.0)	$(7.8)	$(18.2)
Cash flows used in investing activities	(0.1)	(51.6)	(17.3)	—	(69.0)
Cash flows provided by (used in)financing activities	13.8	5.5	(70.2)	7.8	(43.1)

Increase (decrease) in cash and cash equivalents	$1.2	$(43.0)	$(88.5)	$—	$(130.3)

Note 12. Accumulated Other Comprehensive Income (Loss)

The changes in the accumulated other comprehensive income (loss) (AOCI) by component, net of tax, for the quarter ended March 31, 2013 were as follows:

	Post-	Currency	Unrealized
	retirement	translation	holding gains
	benefit plans	adjustment	on securities	Derivatives		Total
Attributable to ATI:
Balance, December 31, 2012	$(1,030.0)	$3.4	$(0.1)		$(2.7)	$(1,029.4)
OCI before reclassifications	—	(13.5)	0.1		8.0	(5.4)
Amounts reclassified from AOCI	(a) 18.2	(b) —	(b) —	(c)	0.4	18.6

Net current-period OCI	18.2	(13.5)	0.1		8.4	13.2

Balance, March 31, 2013	$(1,011.8)	$(10.1)	$—		$5.7	$(1,016.2)

Attributable to noncontrolling interests:
Balance, December 31, 2012	$—	$23.7	$—		$—	$23.7
OCI before reclassifications	—	0.5	—		—	0.5
Amounts reclassified from AOCI	—	(b) —	—		—	—

Net current-period OCI	—	0.5	—		—	0.5

Balance, March 31, 2013	$—	$24.2	$—		$—	$24.2

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 7).
(b)	No amounts were reclassified to earnings.
(c)	Amounts were included in cost of goods sold in the period or periods the hedged item affects earnings (see Note 5).

Reclassifications out of AOCI for the quarter ended March 31, 2013 were as follows:

Details about AOCI Components (in millions)	Amount reclassified from AOCI (c)			Affected line item in the income statement
Postretirement benefit plans	$
Prior service (cost) credit		3.8	(a)
Actuarial losses		(33.5	) (a)

		(29.7	) (c)	Total before tax
		(11.5)		Tax provision (benefit)

		$(18.2)		Net of tax

Derivatives
Nickel and other raw material contracts		$0.1	(b)
Natural gas contracts		(1.7	) (b)
Electricity contracts		(0.3	) (b)
Foreign exchange contracts		1.2	(b)

		(0.7	) (c)	Total before tax
		(0.3)		Tax provision (benefit)

		$(0.4)		Net of tax

(a)	Amounts are included in the computation of pension and other postretirement benefit expense, which is reported in both cost of goods sold and selling and administrative expenses. For additional information, see Note 7.
(b)	Amounts are included in cost of goods sold in the period or periods the hedged item affects earnings. For additional information, see Note 5.
(c)	For pretax items, positive amounts are income and negative amounts are expense in terms of the impact to net income. Tax effects are presented in conformity with ATI’s presentation in the consolidated statements of income.

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

At March 31, 2013, the Company’s reserves for environmental remediation obligations totaled approximately $14 million, of which $7 million was included in other current liabilities. The reserve includes estimated probable future costs of $5 million for federal Superfund and comparable state-managed sites; $6 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $2 million for owned or controlled sites at which Company operations have been discontinued; and $1 million for sites utilized by the Company in its ongoing operations. The Company continues to evaluate whether it may be able to recover a portion of past and future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate.

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

See Note 16. Commitments and Contingencies to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2012 for a discussion of legal proceedings affecting the Company.

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

Sales for the first quarter 2013 decreased 12.8% to $1.18 billion, compared to $1.35 billion in the first quarter 2012 as revenues were impacted by lower base prices for many of our products, falling raw material indices/ surcharges, and decreased demand from the oil and gas, jet engine aftermarket, electrical energy, and construction and mining markets. Compared to the first quarter 2012, sales decreased 11% in the High Performance Metals segment, 12% in the Flat-Rolled Products segment, and 24% in the Engineered Products segment. Compared to the fourth quarter 2012, sales increased 3% in the High Performance Metals segment, 13% in the Flat-Rolled Products segment, and 1% in the Engineered Products segment.

Demand from the global aerospace and defense, oil and gas/chemical process industry, electrical energy, and medical markets represented 68% of our sales for the first three months of 2013 and 2012. Comparative information for our overall revenues (in millions) by market and their respective percentages of total revenues for the three month periods ended March 31, 2013 and 2012 were as follows:

	Three Months Ended		Three Months Ended
Market	March 31, 2013		March 31, 2012
Aerospace & Defense	$401.8	34%	$436.5	32%
Oil & Gas/Chemical Process Industry	217.8	18%	277.4	21%
Electrical Energy	129.0	11%	146.9	11%
Medical	59.2	5%	57.8	4%

Subtotal—Key Markets	807.8	68%	918.6	68%
Automotive	91.6	8%	105.9	8%
Construction/Mining	79.5	7%	103.4	8%
Food Equipment & Appliances	65.4	6%	55.2	4%
Transportation	51.9	4%	54.1	4%
Electronics/Computers/Communication	36.3	3%	45.3	3%
Machine & Cutting Tools	26.0	2%	36.2	3%
Conversion Services & Other	20.9	2%	33.8	2%

Total	$1,179.4	100%	$1,352.5	100%

For the first quarter 2013, direct international sales were $450.5 million and represented over 38% of total sales. Sales of our high-value products (titanium and titanium alloys, nickel-based alloys and specialty alloys, zirconium and related alloys, precision forgings and castings, grain-oriented electrical steel, precision and engineered strip, and tungsten materials) represented 78% of total sales. Comparative information for our major high-value and standard products based on their percentages of our total sales is as follows:

	Three Months Ended
	March 31,
	2013	2012
High-Value Products
Nickel-based alloys and specialty alloys	24%	27%
Titanium and titanium alloys	16%	13%
Precision forgings and castings	12%	13%
Precision and engineered strip	11%	11%
Tungsten-based materials	7%	7%
Zirconium and related alloys	5%	5%
Grain-oriented electrical steel	3%	4%

Total High-Value Products	78%	80%
Standard Products
Specialty stainless sheet	9%	9%
Stainless steel sheet	9%	7%
Stainless steel plate	2%	2%
Iron castings and other	2%	2%

Total Standard Products	22%	20%

Grand Total	100%	100%

Total titanium mill product shipments for the first three months of 2013, including ATI-produced products for our Uniti titanium joint venture, were 10.3 million pounds, a 15% increase compared to the fourth quarter 2012 and a 3% increase compared to the first quarter 2012, reflecting increased demand from the commercial aerospace market in the High Performance Metals segment and ongoing shipments for certain large projects, primarily affecting our Flat-Rolled Products business segment.

Segment operating profit for the first quarter 2013 was $78.3 million, or 6.6% of sales, compared to $163.2 million, or 12.1% of sales for the first quarter 2012. Higher inventory costs resulting from higher unit conversion costs due to lower operating rates in the fourth quarter 2012, combined with the impact of higher raw material costs for products with longer manufacturing cycle times not aligned with falling raw material indices/surcharges, reduced operating profit, especially in the High Performance Metals segment. Segment operating profit for the first quarter 2013 in the High Performance Metals segment was $75.3 million or 14.5% of sales and was also impacted by low demand from the jet engine aftermarket, weak demand for zirconium alloys, reduced demand for forgings from the construction and mining market, and pricing pressures on transaction, or spot, business. Flat-Rolled Products segment operating profit was $2.4 million, or 0.4% of sales, reflecting a weaker high-value product mix as well as record-low base-selling prices for standard stainless sheet. Operating profit in our Engineered Products segment was essentially break-even, as lower operating rates affected profit margins.

Segment operating profit as a percentage of sales for the three month periods ended March 31, 2013 and 2012 was:

	Three Months Ended
	March 31,
	2013	2012
High Performance Metals	14.5%	17.9%
Flat-Rolled Products	0.4%	7.4%
Engineered Products	0.6%	9.1%

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

Income before tax for the first quarter 2013 was $15.3 million, or 1.3% of sales, compared to $84.1 million, or 6.2% of sales for the first quarter 2012. The first quarter 2013 benefited from lower corporate expenses, primarily the result of reduced annual and long-term performance-based incentive compensation expenses, and lower interest expense.

Net income attributable to ATI for the first quarter 2013 was $10.0 million, or $0.09 per share, compared to $56.2 million, or $0.53 per share for the first quarter 2012.

At March 31, 2013, we had cash on hand of $138.0 million, a decrease of $166.6 million from year-end 2012. Cash flow used in operations for the first quarter 2013 was $57.4 million and included an investment of $84.4 million in managed working capital. Additionally, we invested $86.9 million in capital expenditures, primarily related to the Flat-Rolled Products segment’s Hot-Rolling and Processing Facility (HRPF). Net debt to total capitalization was 35.0% and total debt to total capitalization was 37.3% at March 31, 2013. At December 31, 2012, net debt to total capitalization was 32.2% and total debt to total capitalization was 37.4%.

While we see some signs of improvement as we enter the second quarter and it appears the fourth quarter 2012 may have been the trough in demand, we expect challenging conditions to continue to impact many of our end markets throughout the second quarter. We believe our customers will continue to remain cautious as near-term global economic uncertainties remain, lead times remain short, and raw materials prices, especially for nickel and titanium scrap, remain under pressure. We remain cautiously optimistic that business conditions will gradually improve as we move through 2013. We expect some improvement in demand from our key global markets and moderate recovery in domestic economic growth from the expected improvement in the housing construction market.

While the short-term is challenging, we continue to focus on taking actions to improve ATI’s financial performance while we continue to strengthen our position for long-term profitable growth. We are accelerating cost reduction actions, aggressively identifying and acting on market opportunities that provide important short-term business volume opportunities, and implementing actions to reduce managed working capital.

Looking beyond the short-term challenges, we believe ATI remains well-positioned for profitable growth over the long-term as a result of our unmatched diversification in specialty metals products, technology leadership, and unsurpassed manufacturing capabilities. We continue to believe that market conditions remain favorable for long-term secular growth from our key markets of aerospace, oil and gas/chemical process industry, electrical energy, and medical.

Business Segment Results

We operate in three business segments: High Performance Metals, Flat-Rolled Products, and Engineered Products. These segments represented the following percentages of our total revenues and segment operating profit for the first three months of 2013 and 2012:

	2013		2012
		Operating		Operating
	Revenue	Profit	Revenue	Profit
High Performance Metals	44%	96%	43%	64%

Flat-Rolled Products	47%	3%	47%	29%

Engineered Products	9%	1%	10%	7%

High Performance Metals Segment

First quarter 2013 sales decreased 11% to $518.4 million compared to the first quarter 2012, primarily as a result of lower mill product shipments of nickel-based and specialty alloys and zirconium and related alloys, and a decrease in sales of precision forged and cast components due to lower demand from the jet engine, construction and mining, nuclear energy, and oil and gas markets. In addition, lower raw material indices and lower base-selling prices negatively affected sales.

Comparative information for our High Performance Metals segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended March 31, 2013 and 2012 is as follows:

	Three Months Ended		Three Months Ended
Market	March 31, 2013		March 31, 2012
Aerospace:
Jet Engines	$170.5	33%	$201.9	35%
Airframes	103.4	20%	105.9	18%
Government	52.4	10%	53.2	9%

Total Aerospace	326.3	63%	361.0	62%
Medical	49.4	10%	49.7	9%
Oil & Gas/Chemical Process Industry	44.2	9%	54.4	9%
Electrical Energy	38.4	7%	36.9	6%
Defense	23.0	4%	21.2	4%
Construction/Mining	7.7	1%	19.8	3%
Other	29.4	6%	38.3	7%

Total	$518.4	100%	$581.3	100%

Direct international sales represented nearly 46% of total segment sales. Comparative information for the High Performance Metals segments’ major product categories, based on their percentages of sales for the three months ended March 31, 2013 and 2012, is as follows:

	Three Months Ended
	March 31,
	2013	2012
High-Value Products
Nickel-based alloys and specialty alloys	32%	37%
Titanium and titanium alloys	31%	26%
Precision forgings and castings	25%	25%
Zirconium and related alloys	12%	12%

Total High-Value Products	100%	100%

Segment operating profit in the first quarter 2013 decreased to $75.3 million, or 14.5% of total sales, including surcharges, compared to $104.1 million, or 17.9% of total sales, for the first quarter 2012. The decrease in operating profit primarily resulted from lower shipment volumes for most products, the impact of higher raw material costs for products with longer manufacturing cycle times not aligned with falling raw material indices, and lower base-selling prices for some products. Results benefited from $26.5 million in gross cost reductions in the first quarter 2013.

Flat-Rolled Products Segment

First quarter 2013 sales decreased 12% compared to the first quarter 2012, to $558.1 million, primarily due to lower base-selling prices, lower raw material surcharges, and a product mix that had a higher percentage of standard stainless products and a lower percentage of high-value products. Shipments of standard stainless products (sheet and plate) increased 10%, to 173.8 million pounds. High-value products shipments declined 6% compared to the first quarter 2012, to 113 million pounds, as higher shipments of our Precision Rolled Strip® and titanium products were more than offset by reduced shipments of our nickel-based and specialty steel alloys and grain-oriented electrical steel products. First quarter 2013 Flat-Rolled Products segment titanium shipments, including Uniti joint venture conversion, were 3.1 million pounds, a 3% decrease compared to the fourth quarter 2012 but a 3% increase compared to the first quarter. Titanium shipments on projects in the chemical process industry are expected to favorably impact the second and third quarters of 2013. Average selling prices for all products, which include surcharges, declined 15%. Average base selling prices remain at historically low levels for standard stainless products.

Comparative information for our Flat-Rolled Products revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended March 31, 2013 and 2012 is as follows:

	Three Months Ended		Three Months Ended
Market	March 31, 2013		March 31, 2012
Oil & Gas/Chemical Process Industry	$145.1	26%	$185.3	29%
Electrical Energy	84.4	15%	102.0	16%
Automotive	83.4	15%	96.2	15%
Food Equipment & Appliances	64.9	12%	54.6	8%
Construction/Mining	57.0	10%	63.5	10%
Aerospace & Defense	41.9	8%	42.3	7%
Electronics/Computers/Communication	36.0	6%	41.8	7%
Transportation	29.7	5%	23.2	4%
Medical	7.1	1%	5.4	1%
Other	8.6	2%	21.7	3%

Total	$558.1	100%	$636.0	100%

Direct international sales represented 34% of total segment sales for the first quarter 2013. Comparative information for the Flat-Rolled Products segments’ major product categories, based on their percentages of sales for the three months ended March 31, 2013 and 2012, is as follows:

	Three Months Ended
	March 31,
	2013	2012
High-Value Products
Precision and engineered strip	24%	22%
Nickel-based alloys and specialty alloys	21%	26%
Grain-oriented electrical steel	7%	9%
Titanium and titanium alloys	5%	4%

Total High-Value Products	57%	61%
Standard Products
Specialty stainless sheet	20%	19%
Stainless steel sheet	19%	16%
Stainless steel plate	4%	4%

Total Standard Products	43%	39%

Grand Total	100%	100%

Segment operating profit for the first quarter 2013 was $2.4 million, or 0.4% of sales, compared to $46.8 million, or 7.4% of sales, for the first quarter 2012, reflecting a sales mix of more standard stainless products, as well as lower selling prices for most products. The first quarter 2013 benefited from $10.0 million in gross cost reductions. Comparative information on the segment’s products for the three months ended March 31, 2013 and 2012 is provided in the following table:

	Three Months Ended
	March 31,		%
	2013	2012	Change
Volume (000’s pounds):
High value	113,023	120,504	(6)%
Standard	173,818	157,320	10%

Total	286,841	277,824	3%
Average prices (per lb.):
High value	$2.80	$3.21	(13)%
Standard	$1.38	$1.56	(12)%
Combined Average	$1.94	$2.28	(15)%

Engineered Products Segment

Sales for the first quarter 2013 were $102.9 million, a 24% decrease compared to the first quarter 2012, primarily as a result of lower overall demand for tungsten-based products and carbon alloy steel forgings.

Comparative information for our Engineered Products revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended March 31, 2013 and 2012 is as follows:

	Three Months Ended		Three Months Ended
Market	March 31, 2013		March 31, 2012
Oil & Gas/Chemical Process Industry	$28.6	28%	$37.7	28%
Machine & Cutting Tools	16.9	16%	23.2	17%
Transportation	15.8	15%	22.9	17%
Construction/Mining	14.9	14%	20.1	15%
Aerospace & Defense	10.8	11%	11.9	9%
Electrical Energy	6.2	6%	7.9	6%
Automotive	6.0	6%	7.4	5%
Medical	2.8	3%	2.7	2%
Other	0.9	1%	1.4	1%

Total	$102.9	100%	$135.2	100%

Direct international sales represented 23% of total segment sales for the first quarter 2013. Comparative information for the Flat-Rolled Products segments’ major product categories, based on their percentages of sales for the three months ended March 31, 2013 and 2012, is as follows:

	Three Months Ended
	March 31,
	2013	2012
High-Value Products
Tungsten-based materials	73%	66%
Precision forgings	21%	26%

Total High-Value Products	94%	92%
Standard Products
Iron castings and other	6%	8%

Total Standard Products	6%	8%

Grand Total	100%	100%

Segment operating profit for the first quarter 2013 was $0.6 million, compared to $12.3 million in the first quarter 2012. Segment operating profit for the first quarter 2013 was negatively impacted by higher raw material inventory costs for tungsten-based products and lower business activity levels across most operating units in this segment. Segment operating profit benefited from $2.8 million in gross cost reductions in the first quarter 2013.

Corporate Items

Corporate expenses for the first quarter 2013 were $12.4 million, compared to $21.7 million in the first quarter 2012. The decrease in 2013 was primarily the result of reduced annual and long-term performance-based incentive compensation expenses.

Interest expense, net of interest income, in the first quarter 2013 was $14.4 million, compared to net interest expense of $19.9 million in the first quarter 2012. The decrease in interest expense was primarily due to increased capitalized interest on major strategic projects. Capitalized interest on major strategic capital projects reduced interest expense by $9.6 million for the first quarter 2013 compared to a reduction of $4.5 million for the first quarter 2012. The interest costs capitalized in both periods were primarily related to the HRPF project.

Closed company and other expenses primarily includes charges incurred in connection with closed operations and other non-operating income or expense. These items are presented primarily in selling and administrative expenses and in other expense in the statement of operations. These items resulted in net charges of $3.7 million for the first quarter 2013 and $6.9 million for the first quarter 2012. The decrease over the prior year quarter was primarily related to a decrease in environmental and legal expenses associated with closed operations.

Retirement benefit expense, which includes pension expense and other postretirement expense, increased to $32.5 million in the first quarter 2013, compared to $30.6 million in the first quarter 2012. This increase was primarily due to the utilization of a lower discount rate to value retirement benefit obligations. For the first quarter 2013, retirement benefit expense of $25.3 million was included in cost of sales and $7.2 million was included in selling and administrative expenses. For the first quarter 2012, the amount of retirement benefit expense included in cost of sales was $22.0 million, and the amount included in selling and administrative expenses was $8.6 million.

Income Taxes

The first quarter 2013 provision for income taxes was $3.7 million, or 24.2% of income before tax, compared to the 2012 provision for income taxes of $25.8 million, or 30.7% of income before tax. The first quarter 2013 included discrete tax benefits of $2.0 million, primarily related to 2013 Federal tax law changes. Excluding these items, the effective tax rate was 37.6%. The first quarter 2012 included discrete tax benefits of $3.7 million primarily related to state income taxes.

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

We did not borrow funds under our senior unsecured domestic credit facility during the first three months of 2013. However, as of March 31, 2013, approximately $4 million of this facility was utilized to support letters of credit. This credit facility requires that we maintain a leverage ratio (consolidated total indebtedness net of cash on hand in excess of $50 million, divided by consolidated earnings before interest, taxes, depreciation and amortization, and non-cash pension expense) of not greater than 3.25, and maintain an interest coverage ratio (consolidated earnings before interest, taxes, and non-cash pension expense divided by interest expense) of not less than 2.0. For the three months ended March 31, 2013, the leverage ratio was 2.65, and the interest coverage ratio was 5.06. While we remain in compliance with the financial covenants of our senior unsecured domestic credit facility, we have several options should we need to address financial covenant concerns. If we needed to obtain additional financing using the credit markets, the cost and the terms and conditions of such borrowings may be influenced by our credit rating.

We have no off-balance sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.

Cash Flow and Working Capital

For the three months ended March 31, 2013, cash flow used in operations was $57.4 million, including an investment of $84.4 million in managed working capital. Cash used in investing activities was $86.2 million in the first three months of 2013 and consisted primarily of capital expenditures. Cash used in financing activities was $23.0 million in the first three months of 2013 and included dividend payments of $19.2 million. At March 31, 2013, cash and cash equivalents on hand totaled $138.0 million, a decrease of $166.6 million from year end 2012. As of March 31, 2013, $84.8 million of cash and cash equivalents were held by our foreign subsidiaries.

As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable and gross inventories, less accounts payable. In measuring performance in controlling managed working capital, we exclude the effects of LIFO inventory valuation reserves, excess and obsolete inventory reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. At March 31, 2013, managed working capital decreased to 37.8% of annualized sales, compared to 41.1% of annualized sales at December 31, 2012. During the first three months of 2013, managed working capital increased by $84.4 million, to $1.9 billion. The growth in managed working capital from December 31, 2012 resulted from a $69.0 million increase in accounts receivable, a $3.7 million decrease in inventory, and an $19.1 million decrease in accounts payable. While accounts receivable balances increased during 2013, days sales outstanding, which measures actual collection timing for accounts receivable, improved when compared to year end 2012. Gross inventory turns, which exclude the effect of LIFO inventory valuation reserves, remained essentially unchanged at March 31, 2013 compared to year end 2012.

The Components of managed working capital were as follows:

(in millions)	March 31, 2013	December 31, 2012
Accounts receivable	$681.5	$613.3
Inventory	1,537.5	1,536.6
Accounts payable	(479.4)	(499.9)

Subtotal	1,739.6	1,650.0
Allowance for doubtful accounts	5.3	5.5
LIFO reserve	76.4	76.9
Corporate and other	63.9	68.4

Managed working capital	1,885.2	1,800.8

Annualized prior 2 months sales	$4,988.3	$4,380.0

Managed working capital as a % of annualized sales	37.8%	41.1%
Change in managed working capital from December 31, 2012	$84.4

Capital Expenditures

We have significantly expanded and continue to expand our manufacturing capabilities to meet expected intermediate and long-term demand from the aerospace (engine and airframe), oil and gas, chemical process industry, electrical energy, and medical markets, especially for titanium and titanium-based alloys, nickel-based alloys and superalloys, specialty alloys, and zirconium and related alloys.

Ongoing capital expenditure projects include the design and construction of a new advanced specialty metals Hot-Rolling and Processing Facility (HRPF) at our existing Flat-Rolled Products segment Brackenridge, PA site for approximately $1.2 billion. The HRPF construction is progressing on schedule and on budget. Construction is expected to be completed with assets ready for service by the end of 2013, and formal commissioning is expected to occur in the first half of 2014. The HRPF is designed to be the most powerful mill in the world for production of specialty metals. It is designed to produce thinner and wider hot-rolled coils of exceptional quality at reduced cost with shorter lead times, and require lower working capital requirements. When completed, we believe ATI’s new HRPF will provide unsurpassed manufacturing capability and versatility in the production of a wide range of flat-rolled specialty metals. We expect improved productivity, lower costs, and higher quality for our diversified product mix of flat-rolled specialty metals, including nickel-based and specialty alloys, titanium and titanium alloys, zirconium alloys, Precision Rolled Strip ® products, and stainless sheet and coiled plate products.

Capital expenditures were $86.9 million for the first three months of 2013, primarily related to the HRPF project. We currently expect our 2013 capital expenditures to be approximately $550 million, which includes approximately $450 million relating to the HRPF project. We expect 2013 to be our peak year of capital expenditures. Our objective is to fund these capital expenditures with cash on hand and cash flow generated from our operations, and if needed, by using a portion of our $400 million unsecured domestic credit facility.

Debt

At March 31, 2013, we had $1,479.1 million in total outstanding debt, compared to $1,480.1 million at December 31, 2012.

In managing our overall capital structure, some of the measures on which we focus are net debt to total capitalization, which is the percentage of our debt, net of cash that may be available to reduce borrowings, to our total invested and borrowed capital, and total debt to total capitalization, which excludes cash balances. Net debt as a percentage of total capitalization was 35.0% at March 31, 2013, compared to 32.2% at December 31, 2012. The net debt to total capitalization was determined as follows:

($ in millions)	March 31, 2013	December 31, 2012
Total debt	$1,479.1	$1,480.1
Less: Cash	(138.0)	(304.6)

Net debt	$1,341.1	$1,175.5

Net debt	$1,341.1	$1,175.5
Total ATI stockholders’ equity	2,487.1	2,479.6

Net ATI total capital	$3,828.2	$3,655.1
Net debt to ATI total capital	35.0%	32.2%

Total debt to total capitalization decreased to 37.3% at March 31, 2013 from 37.4% December 31, 2012.

Total debt to total capitalization was determined as follows:

($ in millions)	March 31, 2013	December 31, 2012
Total debt	$1,479.1	$1,480.1
Total ATI stockholders’ equity	2,487.1	2,479.6

Total ATI capital	$3,966.2	$3,959.7
Total debt to total ATI capital	37.3%	37.4%

We did not borrow funds under our $400 million senior unsecured domestic credit facility during the first three months of 2013, although approximately $4 million has been utilized to support the issuance of letters of credit. The unsecured facility requires us to maintain a leverage ratio (consolidated total indebtedness net of cash on hand in excess of $50 million, divided by consolidated earnings before interest, taxes, depreciation and amortization, and non-cash pension expense) of not greater than 3.25, and maintain an interest coverage ratio (consolidated earnings before interest, taxes, and non-cash pension expense divided by interest expense) of not less than 2.0. For the three months ended March 31, 2013, our leverage ratio was 2.65 and our interest coverage ratio was 5.06.

We have an additional, separate credit facility for the issuance of letters of credit. As of March 31, 2013, $32 million in letters of credit was outstanding under this facility.

In addition, STAL, the Company’s Chinese joint venture company in which ATI has a 60% interest, has a 205 million renminbi (approximately $33 million at March 31, 2013 exchange rates) revolving credit facility with a group of banks which expires in August 2014. This credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners. As of March 31, 2013, there were no borrowings under this credit facility.

Retirement Benefits

At December 31, 2012, our U.S. qualified defined benefit pension plan (U.S. Plan) was approximately 77% funded as calculated in accordance with generally accepted accounting principles. Based upon current regulations and actuarial studies, we are not required to make a cash contribution to the U.S. Plan for 2013. However, we may elect, depending upon investment performance of the pension plan assets and other factors, to make voluntary cash contributions to this plan in the future.

Dividends

A regular quarterly dividend of $0.18 per share of common stock was paid on March 27, 2013 to stockholders of record at the close of business on February 28, 2013. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate.

Critical Accounting Policies

Inventory

At March 31, 2013, we had net inventory of $1,537.5 million. Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO) and average cost methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. The prices for many of the raw materials we use have been extremely volatile during the past four years. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a rise in raw material costs has a negative effect on our operating results, while, conversely, a fall in material costs results in a benefit to operating results. For example, in 2012 and 2011, the effect of falling raw material costs on our LIFO inventory valuation method resulted in cost of sales which were $76.8 million and $9.3 million lower than would have been recognized had we utilized the FIFO methodology to value our inventory. Conversely, in 2010, the effect of rising raw material costs on our LIFO inventory valuation method resulted in cost of sales which were $60.2 million higher than would have been recognized had we utilized the FIFO methodology to value our inventory. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold.

Since the LIFO inventory valuation methodology is designed for annual determination, interim estimates of the annual LIFO valuation are required. We recognize the effects of the LIFO inventory valuation method on an interim basis by projecting the expected annual LIFO cost and allocating that projection to the interim quarters equally. These projections of annual LIFO inventory valuation reserve changes are updated quarterly and are evaluated based upon material, labor and overhead costs and projections for such costs at the end of the year plus projections regarding year-end inventory levels. We recorded a $0.5 million reduction to our LIFO inventory valuation reserve in the first three months of 2013.

The LIFO inventory valuation methodology is not utilized by many of the companies with which we compete, including foreign competitors. As such, our results of operations may not be comparable to those of our competitors during periods of volatile material costs due, in part, to the differences between the LIFO inventory valuation method and other acceptable inventory valuation methods.

We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting reserve, if any, is recognized as an expense in the period that the need for the reserve is identified. At March 31, 2013, no significant reserves were required. It is our general policy to write-down to scrap value any inventory that is identified as obsolete and any inventory that has aged or has not moved in more than twelve months. In some instances this criterion is up to twenty-four months due to the longer manufacturing and distribution process for such products.

Other Critical Accounting Policies

A summary of other significant accounting policies is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

New Accounting Pronouncements Adopted

In January 2013, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the disclosure of offsetting assets and liabilities. These changes require an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The enhanced disclosures will enable users of an entity’s financial statements to understand and evaluate the effect or potential effect of master netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. Other than the additional disclosure requirements, the adoption of these changes had no impact on the consolidated financial statements.

In January 2013, the Company adopted changes issued by the FASB to the reporting of amounts reclassified out of accumulated other comprehensive income. These changes require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. These requirements are to be applied to each component of accumulated other comprehensive income. Other than the additional disclosure requirements (see Note 8.), the adoption of these changes had no impact on the consolidated financial statements.

Pending Accounting Pronouncements

In February 2013, the FASB issued changes to the accounting for obligations resulting from joint and several liability arrangements. This guidance requires an entity that is joint and severally liable to measure the obligation as the sum of the amount the entity has agreed with co-obligors to pay and any additional amount it expects to pay on behalf of one or more co-obligors. Required disclosures include a description of the nature of the arrangement, how the liability arose, the relationship with co-obligors and the terms and conditions of the arrangement. These changes become effective for the Company in fiscal year 2014. We do not anticipate a material impact on our financial statements upon adoption.

In March 2013, the FASB issued changes to a parent entity’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The amendments specify that a cumulative translation adjustment (CTA) should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For sales of an equity method investment that is a foreign entity, a pro rata portion of CTA attributable to the investment would be recognized in earnings when the investment is sold. When an entity sells either a part or all of its investment in a consolidated foreign entity, CTA would be recognized in earnings only if the sale results in the parent no longer having a controlling financial interest in the foreign entity. In addition, CTA should be recognized in earnings in a business combination achieved in stages (i.e., a step acquisition). These changes become effective for the Company in fiscal year 2014. We do not anticipate a material impact on our financial statements upon adoption.

Forward-Looking and Other Statements

From time to time, we have made and may continue to make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements in this report relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results, performance or achievements to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: (a) material adverse changes in economic or industry conditions generally, including global supply and demand conditions and prices for our specialty metals; (b) material adverse changes in the markets we serve, including the aerospace and defense, oil and gas/chemical process industry, electrical energy, medical, automotive, construction and mining, and other markets; (c) our inability to achieve the level of cost savings, productivity improvements, synergies, growth or other benefits anticipated by management, from strategic investments and the integration of acquired businesses, whether due to significant increases in energy, raw materials or employee benefits costs, the possibility of project cost overruns or unanticipated costs and expenses, or other factors; (d) volatility of prices and availability of supply of the raw materials that are critical to the manufacture of our products; (e) declines in the value of our defined benefit pension plan assets or unfavorable changes in laws or regulations that govern pension plan funding; (f) significant legal proceedings or investigations adverse to us; and (g) other risk factors summarized in our Annual Report on Form 10-K for the year ended December 31, 2012, and in other reports filed with the Securities and Exchange Commission. We assume no duty to update our forward-looking statements.

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

At March 31, 2013, the outstanding financial derivatives used to hedge our exposure to energy cost volatility included both natural gas and electricity hedges. For natural gas, approximately 70% of our forecasted domestic requirements are hedged for 2013, approximately 40% for 2014, and approximately 5% for 2015. The net mark-to-market valuation of these outstanding natural gas hedges at March 31, 2013 was an unrealized pre-tax gain of $0.3 million, comprised of $1.8 million classified in prepaid expenses and other current assets, $0.7 million was included in other long-term assets, $1.8 million in accrued liabilities, and $0.4 million in other long-term liabilities. For the three months ended March 31, 2013, the effects of natural gas hedging activity increased cost of sales by $1.8 million. For electricity usage in our Western Pennsylvania operations, we have hedged approximately 10% of our on-peak and off-peak forecasted requirements for 2014. The net mark-to-market valuation of the electricity hedges was an unrealized pre-tax loss of $0.3 million, which was classified in other long-term liabilities on the balance sheet. The effects of the hedging activity are recognized in income over the designated hedge periods.

Volatility of Raw Material Prices. We use raw materials surcharge and index mechanisms to offset the impact of increased raw material costs for a majority of our products; however, competitive factors in the marketplace can limit our ability to institute such mechanisms, and there can be a delay between the increase in the price of raw materials and the realization of the benefit of such mechanisms. For example, in 2012, we used approximately 100 million pounds of nickel; therefore, a hypothetical change of $1.00 per pound in nickel prices would result in increased costs of approximately $100 million. In addition, in 2012, we also used approximately 795 million pounds of ferrous scrap in the production of our flat-rolled products; a hypothetical change of $0.01 per pound would result in increased costs of approximately $8 million. While we enter into raw materials futures contracts from time-to-time to hedge exposure to price fluctuations, such as for nickel, we cannot be certain that our hedge position adequately reduces exposure. We believe that we have adequate controls to monitor these contracts, but we may not be able to accurately assess exposure to price volatility in the markets for critical raw materials.

As of March 31, 2013, we had entered into financial hedging arrangements primarily at the request of our customers related to firm orders for approximately 10% of our total annual nickel requirements. These nickel hedges extend to 2016. Any gain or loss associated with these hedging arrangements is included in cost of sales. At March 31, 2013, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax loss of $2.8 million, comprised of $0.1 million in prepaid expenses and other current assets, $0.1 million in other long-term assets, $2.6 million in accrued liabilities, and $0.4 million in long-term other liabilities on the balance sheet.

Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies expected to be received from our export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk. We may also enter into foreign currency forward contracts that are not designated as hedges, which are denominated in the same foreign currency in which export sales are denominated. At March 31, 2013, the outstanding financial derivatives, including both hedges and undesignated derivatives, that are used to manage our exposure to foreign currency, primarily euros, represented approximately 10% of our forecasted total international sales through 2015. In addition, we may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At March 31, 2013, the net mark-to-market valuation of the outstanding foreign currency forward contracts was a net asset of $12.1 million, of which $7.5 million is included in prepaid expenses and other current assets, and $4.6 million was included other long-term assets on the balance sheet.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2013, and they concluded that these disclosure controls and procedures are effective.

(b)	Changes in Internal Controls

There was no change in our internal control over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2013, conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

A number of lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its currently or formerly owned businesses, including those pertaining to product liability, patent infringement, commercial, government contracting, employment, employee and retiree benefits, taxes, environmental, health and safety and occupational disease, and stockholder and corporate governance matters. Certain of such lawsuits, claims and proceedings are described in our Annual Report on Form 10-K for the year ended December 31, 2012, and addressed in Note 13 to the unaudited interim financial statements included herein. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.

Item 1A. Risk Factors

The following is an update to, and should be read in conjunction with, “Item 1A. Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Labor Matters. We have approximately 11,100 full-time employees. Approximately 44% of our workforce is covered by various collective bargaining agreements, predominantly with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (USW). At various times, our collective bargaining agreements with unions expire and are subject to renegotiation. Our collective bargaining agreement with the USW that covers approximately 500 ATI Wah Chang employees that expired on Apri1 1, 2013 has been extended during negotiations with the USW, which are ongoing. Generally, collective bargaining agreements that expire may be terminated after notice by the union. After termination, the union may authorize a strike. A strike by the employees covered by one or more of the collective bargaining agreements could have a material adverse effect on our operating results. There can be no assurance that we will succeed in concluding collective bargaining agreements with the unions to replace those that expire.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the Company’s stock repurchases during the period covered by this report, comprising shares repurchased by ATI from employees to satisfy employee-owed taxes on share-based compensation.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2013	192,219	$30.23	—	$—
February 1-28, 2013	25,009	32.03	—	—
March 1-31, 2013	—	—	—	—

Total	217,228	$30.43	—	$—

Item 6. Exhibits

(a)	Exhibits

10.1	2013 Annual Incentive Plan (filed herewith).

10.2	Form of Performance/Restricted Stock Agreement dated February 28, 2013 (filed herewith).

10.3	Form of Total Shareholder Return Incentive Compensation Program Award Agreement effective as of January 1, 2013 (filed herewith).

10.4	Form of Key Executive Performance Plan Agreement dated February 28, 2013, including Key Executive Performance Plan as amended February 28, 2013 (filed herewith).

10.5	Letter Agreement amending the Change in Control Severance Agreement, between the Company and Richard J. Harshman, dated March 4, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 5, 2013 (File No. 1-12001)).

12.1	Computation of the Ratio of Earnings to Fixed Charges (filed herewith).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHENY TECHNOLOGIES INCORPORATED
(Registrant)

Date: May 6, 2013	By	/s/ Dale G. Reid
Dale G. Reid
Executive Vice President, Finance and
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: May 6, 2013	By	/s/ Karl D. Schwartz
Karl D. Schwartz
Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

10.1	2013 Annual Incentive Plan (filed herewith).

10.2	Form of Performance/Restricted Stock Agreement dated February 28, 2013 (filed herewith).

10.3	Form of Total Shareholder Return Incentive Compensation Program Award Agreement effective as of January 1, 2013 (filed herewith).

10.4	Form of Key Executive Performance Plan Agreement dated February 28, 2013, including Key Executive Performance Plan as amended February 28, 2013 (filed herewith).

10.5	Letter Agreement amending the Change in Control Severance Agreement, between the Company and Richard J. Harshman, dated March 4, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 5, 2013 (File No. 1-12001)).

12.1	Computation of the Ratio of Earnings to Fixed Charges (filed herewith).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document