Form 10-Q
period 2013-06-30
ALLEGHENY TECHNOLOGIES INC
filed 2013-08-05
CIK 1018963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

At July 31, 2013, the registrant had outstanding 107,954,571 shares of its Common Stock.

ALLEGHENY TECHNOLOGIES INCORPORATED

SEC FORM 10-Q

Quarter Ended June 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Allegheny Technologies Incorporated and Subsidiaries

Consolidated Balance Sheets

(In millions, except share and per share amounts)

(Current period unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$74.1	$304.6
Accounts receivable, net of allowances for doubtful accounts of $5.8 and $5.5 as of June 30, 2013 and December 31, 2012	655.5	613.3
Inventories, net	1,504.9	1,536.6
Prepaid expenses and other current assets	97.3	56.1

Total Current Assets	2,331.8	2,510.6
Property, plant and equipment, net	2,692.4	2,559.9
Cost in excess of net assets acquired	737.0	740.1
Deferred income taxes	—	71.5
Other assets	358.4	365.7

Total Assets	$6,119.6	$6,247.8

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$445.6	$499.9
Accrued liabilities	293.1	330.5
Deferred income taxes	27.6	24.0
Short term debt and current portion of long-term debt	420.3	17.1

Total Current Liabilities	1,186.6	871.5
Long-term debt	1,053.6	1,463.0
Accrued postretirement benefits	480.0	495.2
Pension liabilities	707.8	721.1
Deferred income taxes	4.2	—
Other long-term liabilities	100.5	109.9

Total Liabilities	3,532.7	3,660.7

Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized-50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-109,695,171 shares at June 30, 2013 and December 31, 2012; outstanding- 108,000,543 shares at June 30, 2013 and 107,398,963 shares at December 31, 2012	11.0	11.0
Additional paid-in capital	1,175.1	1,181.7
Retained earnings	2,389.1	2,427.6
Treasury stock: 1,694,628 shares at June 30, 2013 and 2,296,208 shares at December 31, 2012	(79.2)	(111.3)
Accumulated other comprehensive loss, net of tax	(1,004.8)	(1,029.4)

Total ATI stockholders’ equity	2,491.2	2,479.6
Noncontrolling interests	95.7	107.5

Total Equity	2,586.9	2,587.1

Total Liabilities and Equity	$6,119.6	$6,247.8

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries

Consolidated Statements of Income

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Sales	$1,135.5	$1,357.4	$2,314.9	$2,709.9
Costs and expenses:
Cost of sales	1,031.7	1,158.5	2,096.8	2,304.0
Selling and administrative expenses	82.1	90.7	167.8	194.1

Income before interest, other income and income taxes	21.7	108.2	50.3	211.8
Interest expense, net	(13.9)	(18.6)	(28.3)	(38.5)
Other income (expense), net	(0.1)	0.1	1.0	0.5

Income before income tax provision	7.7	89.7	23.0	173.8
Income tax provision	1.1	31.0	4.8	56.8

Net income	6.6	58.7	18.2	117.0
Less: Net income attributable to noncontrolling interests	2.2	2.3	3.8	4.4

Net income attributable to ATI	$4.4	$56.4	$14.4	$112.6

Basic net income attributable to ATI per common share	$0.04	$0.53	$0.13	$1.06

Diluted net income attributable to ATI per common share	$0.04	$0.50	$0.13	$1.00

Dividends declared per common share	$0.18	$0.18	$0.36	$0.36

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries

Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$6.6	$58.7	$18.2	$117.0

Currency translation adjustment
Unrealized net change arising during the period	4.5	(14.6)	(8.5)	(5.2)

Unrealized holding gain (loss) on securities
Net gain (loss) arising during the period	(0.1)	—	—	0.1

Derivatives
Net derivatives gain (loss) on hedge transactions	(16.0)	15.9	(2.9)	(2.3)
Reclassification to net income of net realized gain	0.5	0.4	1.2	2.9
Income taxes on derivative transactions	(6.1)	6.2	(0.7)	0.2

Total	(9.4)	10.1	(1.0)	0.4

Postretirement benefit plans
Amortization of net actuarial loss	33.5	30.0	67.0	59.9
Prior service cost
Amortization to net income of net prior service cost (credits)	(3.8)	(3.0)	(7.6)	(5.9)
Income taxes on postretirement benefit plans	11.4	10.4	22.9	20.7

Total	18.3	16.6	36.5	33.3

Other comprehensive income, net of tax	13.3	12.1	27.0	28.6

Comprehensive income	19.9	70.8	45.2	145.6

Less: Comprehensive income attributable to noncontrolling interests	4.1	1.1	6.2	3.8

Comprehensive income attributable to ATI	$15.8	$69.7	$39.0	$141.8

Allegheny Technologies Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Operating Activities:
Net income	$18.2	$117.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96.9	96.2
Deferred taxes	57.1	(17.6)
Changes in operating asset and liabilities:
Inventories	31.6	(128.3)
Accounts receivable	(42.2)	(35.1)
Accounts payable	(54.2)	(39.0)
Retirement benefits	32.3	26.8
Accrued income taxes	(53.9)	12.2
Accrued liabilities and other	(27.8)	27.6

Cash provided by operating activities	58.0	59.8

Investing Activities:
Purchases of property, plant and equipment	(223.7)	(165.7)
Asset disposals and other	0.5	0.9

Cash used in investing activities	(223.2)	(164.8)

Financing Activities:
Payments on long-term debt and capital leases	(5.9)	(5.8)
Net borrowings under credit facilities	0.6	0.3
Dividends paid to stockholders	(38.4)	(38.2)
Dividends paid to noncontrolling interests	(18.0)	—
Taxes on share-based compensation	2.6	1.0
Exercises of stock options and other	0.4	0.7
Shares repurchased for income tax withholding on share-based compensation	(6.6)	(23.3)

Cash used in financing activities	(65.3)	(65.3)

Decrease in cash and cash equivalents	(230.5)	(170.3)
Cash and cash equivalents at beginning of period	304.6	380.6

Cash and cash equivalents at end of period	$74.1	$210.3

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries

Statements of Changes in Consolidated Equity

(In millions, except per share amounts)

(Unaudited)

	ATI Stockholders
					Accumulated
		Additional			Other	Non-
	Common	Paid-In	Retained	Treasury	Comprehensive	controlling	Total
	Stock	Capital	Earnings	Stock	Income (Loss)	Interests	Equity
Balance, December 31, 2011	$11.0	$1,207.1	$2,361.5	$(162.7)	$(941.6)	$96.3	$2,571.6
Net income	—	—	112.6	—	—	4.4	117.0
Other comprehensive income/(loss)	—	—	—	—	29.2	(0.6)	28.6
Cash dividends on common stock ($0.36 per share)	—	—	(38.2)	—	—	—	(38.2)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	(0.1)	(0.1)
Employee stock plans	—	(37.4)	(6.1)	40.1	—	—	(3.4)

Balance, June 30, 2012	$11.0	$1,169.7	$2,429.8	$(122.6)	$(912.4)	$100.0	$2,675.5

Balance, December 31, 2012	$11.0	$1,181.7	$2,427.6	$(111.3)	$(1,029.4)	$107.5	$2,587.1
Net income	—	—	14.4	—	—	3.8	18.2
Other comprehensive income	—	—	—	—	24.6	2.4	27.0
Cash dividends on common stock ($0.36 per share)	—	—	(38.4)	—	—	—	(38.4)
Dividends paid to noncontrolling interest	—	—	—	—	—	(18.0)	(18.0)
Employee stock plans	—	(6.6)	(14.5)	32.1	—	—	11.0

Balance, June 30, 2013	$11.0	$1,175.1	$2,389.1	$(79.2)	$(1,004.8)	$95.7	$2,586.9

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

Note 2. Inventories

Inventories at June 30, 2013 and December 31, 2012 were as follows (in millions):

	June 30,	December 31,
	2013	2012
Raw materials and supplies	$359.8	$351.6
Work-in-process	1,026.7	1,063.9
Finished goods	195.2	209.0

Total inventories at current cost	1,581.7	1,624.5
Less allowances to reduce current cost values to LIFO basis	(50.1)	(76.9)
Progress payments	(26.7)	(11.0)

Total inventories, net	$1,504.9	$1,536.6

Inventories are stated at the lower of cost (last-in, first-out (“LIFO”), first-in, first-out (“FIFO”), and average cost methods) or market, less progress payments. Most of the Company’s inventory is valued utilizing the LIFO costing methodology. Inventory of the Company’s non-U.S. operations is valued using average cost or FIFO methods. The effect of using the LIFO methodology to value inventory, rather than FIFO, decreased cost of sales by $26.8 million for the first six months of 2013 compared to a decrease of $7.1 million for the first six months of 2012.

Note 3. Property, Plant and Equipment

Property, plant and equipment at June 30, 2013 and December 31, 2012 was as follows (in millions):

	June 30,	December 31,
	2013	2012
Land	$34.1	$34.4
Buildings	970.8	921.0
Equipment and leasehold improvements	3,478.9	3,344.4

	4,483.8	4,299.8
Accumulated depreciation and amortization	(1,791.4)	(1,739.9)

Total property, plant and equipment, net	$2,692.4	$2,559.9

The construction in progress portion of property, plant and equipment at June 30, 2013 was $743.5 million.

Note 4. Debt

Debt at June 30, 2013 and December 31, 2012 was as follows (in millions):

	June 30,	December 31,
	2013	2012
Allegheny Technologies 5.95% Notes due 2021	$500.0	$500.0
Allegheny Technologies 4.25% Convertible Notes due 2014	402.5	402.5
Allegheny Technologies 9.375% Notes due 2019	350.0	350.0
Allegheny Ludlum 6.95% debentures due 2025	150.0	150.0
ATI Ladish Series B 6.14% Notes due 2016 (a)	18.6	24.8
ATI Ladish Series C 6.41% Notes due 2015 (b)	31.7	32.5
Domestic Bank Group $400 million unsecured credit facility	—	—
Foreign credit facilities	14.5	14.2
Industrial revenue bonds, due through 2020, and other	6.6	6.1

Total short-term and long-term debt	1,473.9	1,480.1
Short-term debt and current portion of long-term debt	420.3	17.1

Total long-term debt	$1,053.6	$1,463.0

(a)	Includes fair value adjustments of $1.4 million at June 30, 2013 and $1.9 million at December 31, 2012.
(b)	Includes fair value adjustments of $1.7 million at June 30, 2013 and $2.5 million at December 31, 2012.

In May 2013, the Company amended its $400 million senior unsecured domestic revolving credit facility to, among other things, extend the expiration date of the commitments of the lenders thereunder to May 31, 2018 and to modify the maximum leverage ratio permitted under the facility. Under the terms of the facility, the Company may increase the size of the credit facility by up to $100 million without seeking the further approval of the lending group. As amended, the facility requires the Company to maintain a leverage ratio (consolidated total indebtedness divided by consolidated earnings before interest, taxes and depreciation and amortization for the four prior fiscal quarters) of not greater than 4.0 beginning with the quarter ended June 30, 2013. The maximum leverage ratio is reduced to 3.75 beginning with the quarter ended March 31, 2015 and further reduced to 3.50 beginning with the quarter ended June 30, 2015 and for each fiscal quarter thereafter. The credit facility continues to require that the company maintain an interest coverage ratio (consolidated earnings before interest and taxes divided by interest expense) of not less than 2.0. At June 30, 2013, the leverage ratio was 3.29 and the interest coverage ratio was 4.09. The definition of consolidated earnings before interest and taxes, and consolidated earnings before interest, taxes, depreciation and amortization as used in the interest coverage and leverage ratios excludes any non-cash pension expense or income, and consolidated indebtedness in the leverage ratio is net of cash on hand in excess of $50 million. The Company was in compliance with these required ratios during all applicable periods. As of June 30, 2013, there were no outstanding borrowings made against the facility, although a portion of the facility was used to support approximately $4 million in letters of credit. The facility includes a $200 million sublimit for the issuance of letters of credit.

The Company has an additional separate credit facility for the issuance of letters of credit. As of June 30, 2013, $32 million in letters of credit were outstanding under this facility.

In addition, Shanghai STAL Precision Stainless Steel Company Limited (STAL), the Company’s Chinese joint venture company in which ATI has a 60% interest, has a 205 million renminbi (approximately $33 million at June 30, 2013 exchange rates) revolving credit facility with a group of banks, which expires in August 2014. This credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners. As of June 30, 2013, there were no borrowings under this credit facility.

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

The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of June 30, 2013, the Company had entered into financial hedging arrangements primarily at the request of its customers, related to firm orders, for an aggregate notional amount of approximately 10% of its estimated annual nickel requirements. These nickel hedges extend to 2016.

At June 30, 2013, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility included natural gas cost hedges for approximately 65% of its annual forecasted domestic requirements for 2013, approximately 50% for 2014, and approximately 5% for 2015, and electricity hedges for Western Pennsylvania operations of approximately 10% of its forecasted on-peak and off-peak requirements for 2014.

While the majority of the Company’s direct export sales are transacted in U.S. dollars, foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk. The Company may also enter into foreign currency forward contracts that are not designated as hedges, which are denominated in the same foreign currency in which export sales are denominated. At June 30, 2013, the outstanding financial derivatives, including both hedges and undesignated derivatives, that are used to manage the Company’s exposure to foreign currency, primarily euros, represented approximately 10% of its forecasted total international sales through 2016. In addition, the Company may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions.

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

(in millions):		June 30,	December 31,
Asset derivatives	Balance sheet location	2013	2012
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$5.0	$2.9
Nickel and other raw material contracts	Prepaid expenses and other current assets	—	0.6
Natural gas contracts	Prepaid expenses and other current assets	0.2	0.4
Foreign exchange contracts	Other assets	5.5	0.9
Nickel and other raw material contracts	Other assets	—	0.3
Natural gas contracts	Other assets	0.1	0.7

Total derivatives designated as hedging instruments:		10.8	5.8
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	0.2	0.4

Total derivatives not designated as hedging instruments:		0.2	0.4

Total asset derivatives		$11.0	$6.2

Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Natural gas contracts	Accrued liabilities	$2.9	$4.4
Nickel and other raw material contracts	Accrued liabilities	11.2	1.1
Foreign exchange contracts	Accrued liabilities	—	1.7
Electricity contracts	Accrued liabilities	0.2	0.3
Natural gas contracts	Other long-term liabilities	0.5	0.6
Electricity contracts	Other long-term liabilities	0.2	0.4
Foreign exchange contracts	Other long-term liabilities	—	1.4
Nickel and other raw material contracts	Other long-term liabilities	1.9	0.3

Total derivatives designated as hedging instruments:		16.9	10.2
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accrued liabilities	0.7	1.6

Total derivatives not designated as hedging instruments:		0.7	1.6

Total liability derivatives		$17.6	$11.8

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

Activity with regard to derivatives designated as cash flow hedges for the three and six month periods ended June 30, 2013 and 2012 was as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income		Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from
	(Effective Portion)		(Effective Portion) (a)		Effectiveness Testing) (b)
	Three months ended		Three months ended		Three months ended
Derivatives in Cash Flow	June 30,		June 30,		June 30,
Hedging Relationships	2013	2012	2013	2012	2013	2012
Nickel and other raw material contracts	$(7.4)	$(3.1)	$(1.1)	$(0.7)	$—	$—
Natural gas contracts	(1.9)	1.2	0.1	(2.4)	—	—
Electricity contracts	(0.1)	(0.1)	—	(0.4)	—	—
Foreign exchange contracts	(0.4)	11.8	0.6	3.2	—	—

Total	$(9.8)	$9.8	$(0.4)	$(0.3)	$—	$—

					Amount of Gain (Loss)
			Amount of Gain (Loss)		Recognized in Income
	Amount of Gain (Loss)		Reclassified from		on Derivatives (Ineffective
	Recognized in OCI on		Accumulated OCI		Portion and Amount
	Derivatives		into Income		Excluded from
	(Effective Portion)		(Effective Portion) (a)		Effectiveness Testing) (b)
	Six Months Ended		Six Months Ended		Six Months Ended
Derivatives in Cash Flow	June 30,		June 30,		June 30,
Hedging Relationships	2013	2012	2013	2012	2013	2012
Nickel and other raw material contracts	$(8.8)	$(4.7)	$(1.0)	$(0.8)	$—	$—
Natural gas contracts	(0.3)	(3.3)	(0.9)	(5.0)	—	—
Electricity contracts	—	(1.1)	(0.2)	(1.1)	—	—
Foreign exchange contracts	7.3	7.7	1.3	5.1	—	—

Total	$(1.8)	$(1.4)	$(0.8)	$(1.8)	$—	$—

(a)	The gains (losses) reclassified from accumulated OCI into income related to the effective portion of the derivatives are presented in cost of sales in the same period or periods in which the hedged item affects earnings.
(b)	The gains (losses) recognized in income on derivatives related to the ineffective portion and the amount excluded from effectiveness testing are presented in selling and administrative expenses.

Assuming market prices remain constant with those at June 30, 2013, a loss of $5.6 million is expected to be recognized over the next 12 months.

The disclosures of gains or losses presented above for nickel and other raw material contracts and foreign currency contracts do not take into account the anticipated underlying transactions. Since these derivative contracts represent hedges, the net effect of any gain or loss on results of operations may be fully or partially offset.

Derivatives that are not designated as hedging instruments were as follows:

In millions	Amount of Gain (Loss) Recognized
	in Income on Derivatives
	Three Months Ended		Six Months Ended
Derivatives Not Designated	June 30,		June 30,
as Hedging Instruments	2013	2012	2013	2012
Foreign exchange contracts	$(0.4)	$1.3	$0.4	$(0.1)

Changes in the fair value of foreign exchange contract derivatives not designated as hedging instruments are recorded in cost of sales.

Note 6. Fair Value of Financial Instruments

The estimated fair value of financial instruments at June 30, 2013 was as follows:

		Fair Value Measurements at Reporting Date Using
			Quoted Prices in	Significant
	Total	Total	Active Markets for	Observable
	Carrying	Estimated	Identical Assets	Inputs
(In millions)	Amount	Fair Value	(Level 1)	(Level 2)
Cash and cash equivalents	$74.1	$74.1	$74.1	$—
Derivative financial instruments:
Assets	11.0	11.0	—	11.0
Liabilities	17.6	17.6	—	17.6
Debt	1,473.9	1,613.1	1,541.7	71.4

The estimated fair value of financial instruments at December 31, 2012 was as follows:

		Fair Value Measurements at Reporting Date Using
			Quoted Prices in	Significant
	Total	Total	Active Markets for	Observable
	Carrying	Estimated	Identical Assets	Inputs
(In millions)	Amount	Fair Value	(Level 1)	(Level 2)
Cash and cash equivalents	$304.6	$304.6	$304.6	$—
Derivative financial instruments:
Assets	6.2	6.2	—	6.2
Liabilities	11.8	11.8	—	11.8
Debt	1,480.1	1,703.2	1,625.6	77.6

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

For the three month periods ended June 30, 2013 and 2012, the components of pension expense and components of other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Service cost - benefits earned during the year	$10.0	$8.7	$0.8	$0.8
Interest cost on benefits earned in prior years	30.3	33.1	5.6	6.5
Expected return on plan assets	(43.8)	(45.3)	(0.1)	(0.2)
Amortization of prior service cost (credit)	0.7	1.6	(4.5)	(4.6)
Amortization of net actuarial loss	29.2	26.3	4.3	3.7

Total retirement benefit expense	$26.4	$24.4	$6.1	$6.2

For the six month periods ended June 30, 2013 and 2012, the components of pension expense and components of other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Service cost - benefits earned during the year	$20.0	$17.5	$1.6	$1.6
Interest cost on benefits earned in prior years	60.6	66.2	11.2	13.0
Expected return on plan assets	(87.6)	(90.7)	(0.2)	(0.4)
Amortization of prior service cost (credit)	1.5	3.2	(9.1)	(9.1)
Amortization of net actuarial loss	58.4	52.6	8.6	7.3

Total retirement benefit expense	$52.9	$48.8	$12.1	$12.4

Note 8. Income Taxes

Second quarter 2013 results included a provision for income taxes of $1.1 million, or 14.3% of income before tax, compared to $31.0 million, or 34.6% of income before tax, for the comparable period.

For the first half of 2013, the provision for income taxes was $4.8 million, or 20.9% of income before tax, compared to $56.8 million, or 32.7% of income before tax, for the first half of 2012. The first six months of 2013 included a discrete tax benefit of $4.6 million, primarily associated with adjustments to prior years’ taxes and 2013 Federal tax law changes. Excluding the discrete tax benefit, the annual effective tax rate for 2013 was 41.1%. The first six months of 2012 included a discrete tax benefit of $3.4 million primarily related to state income taxes.

Note 9. Business Segments

Following is certain financial information with respect to the Company’s business segments for the periods indicated (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Total sales:
High Performance Metals	$500.9	$587.6	$1,039.2	$1,195.4
Flat-Rolled Products	556.6	665.5	1,119.2	1,308.8
Engineered Products	106.4	143.2	220.2	287.0

	1,163.9	1,396.3	2,378.6	2,791.2
Intersegment sales:
High Performance Metals	16.4	21.4	36.3	47.9
Flat-Rolled Products	4.4	8.1	8.9	15.4
Engineered Products	7.6	9.4	18.5	18.0

	28.4	38.9	63.7	81.3
Sales to external customers:
High Performance Metals	484.5	566.2	1,002.9	1,147.5
Flat-Rolled Products	552.2	657.4	1,110.3	1,293.4
Engineered Products	98.8	133.8	201.7	269.0

	$1,135.5	$1,357.4	$2,314.9	$2,709.9

Operating profit:
High Performance Metals	$67.2	$102.2	$142.5	$206.3
Flat-Rolled Products	1.4	44.5	3.8	91.3
Engineered Products	3.1	13.2	3.7	25.5

Total operating profit	71.7	159.9	150.0	323.1
Corporate expenses	(11.9)	(15.8)	(24.3)	(37.5)
Interest expense, net	(13.9)	(18.6)	(28.3)	(38.5)
Closed company and other expenses	(5.7)	(5.2)	(9.4)	(12.1)
Retirement benefit expense	(32.5)	(30.6)	(65.0)	(61.2)

Income before income taxes	$7.7	$89.7	$23.0	$173.8

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

Corporate expenses for the three months ended June 30, 2013 were $11.9 million compared to $15.8 million for the three months ended June 30, 2012. The decrease in corporate expenses was primarily related to lower incentive compensation expenses associated with annual and long-term performance plans.

Interest expense, net of interest income, in the second quarter was $13.9 million, compared to net interest expense of $18.6 million in the second quarter 2012. The decrease in interest expense was primarily due to increased capitalized interest on major strategic capital projects. Interest expense benefited from the capitalization of interest costs of $10.6 million in the second quarter 2013 compared to $5.6 million in the second quarter 2012. The increased capitalized interest amounts are primarily related to the Hot-Rolling and Processing Facility (“HRPF”).

Closed company and other expenses primarily includes charges incurred in connection with closed operations and other non-operating income or expense. These items are presented primarily in selling and administrative expenses and in other expense in the statement of operations. These items resulted in net charges of $5.7 million for the three months ended June 30, 2013 and $5.2 million for the three months ended June 30, 2012.

Retirement benefit expense, which includes pension expense and other postretirement expense, increased to $32.5 million in the second quarter 2013, compared to $30.6 million in the second quarter 2012. This increase was primarily due to the utilization of a lower discount rate to value retirement benefit obligations.

Note 10. Per Share Information

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
(in millions, except per share amounts):	June 30,		June 30,
	2013	2012	2013	2012
Numerator for basic net income per common share -
Net income attributable to ATI	$4.4	$56.4	$14.4	$112.6
Effect of dilutive securities:
4.25% Convertible Notes due 2014	—	2.1	—	4.4

Numerator for diluted net income per common share -
Net income available to ATI after assumed conversions	$4.4	$58.5	$14.4	$117.0

Denominator for basic net income per common share-weighted average shares	106.8	106.1	106.7	106.0
Effect of dilutive securities:
Share-based compensation	0.4	0.9	0.4	0.9
4.25% Convertible Notes due 2014	—	9.6	—	9.6

Denominator for diluted net income per common share – adjusted weighted average shares assuming conversions	107.2	116.6	107.1	116.5

Basic net income attributable to ATI per common share	$0.04	$0.53	$0.13	$1.06

Diluted net income attributable to ATI per common share	$0.04	$0.50	$0.13	$1.00

Common stock that would be issuable upon the assumed conversion of the 2014 Convertible Notes and other option equivalents and contingently issuable shares are excluded from the computation of contingently issuable shares, and therefore, from the denominator for diluted earnings per share, if the effect of inclusion is anti-dilutive. Excluded shares for the three and six month periods ended June 30, 2013 were 9.6 million shares. There were no anti-dilutive shares for the periods ended June 30, 2012.

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

Allegheny Technologies Incorporated

Financial Information for Subsidiary and Guarantor Parent

Balance Sheets

June 30, 2013

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$2.9	$4.7	$66.5	$—	$74.1
Accounts receivable, net	0.2	209.8	445.5	—	655.5
Inventories, net	—	315.1	1,189.8	—	1,504.9
Prepaid expenses and other current assets	54.7	10.5	32.1	—	97.3

Total current assets	57.8	540.1	1,733.9	—	2,331.8
Property, plant and equipment, net	3.6	1,063.6	1,625.2	—	2,692.4
Cost in excess of net assets acquired	—	112.1	624.9	—	737.0
Investments in subsidiaries and other assets	5,575.0	207.9	853.4	(6,277.9)	358.4

Total assets	$5,636.4	$1,923.7	$4,837.4	$(6,277.9)	$6,119.6

Liabilities and stockholders’ equity:
Accounts payable	$3.7	$248.1	$193.8	$—	$445.6
Accrued liabilities	1,101.3	660.9	246.5	(1,715.6)	293.1
Deferred income taxes	27.6	—	—	—	27.6
Short-term debt and current portion of long-term debt	402.8	0.1	17.4	—	420.3

Total current liabilities	1,535.4	909.1	457.7	(1,715.6)	1,186.6
Long-term debt	851.0	350.5	52.1	(200.0)	1,053.6
Accrued postretirement benefits	—	187.9	292.1	—	480.0
Pension liabilities	642.6	4.8	60.4	—	707.8
Deferred income taxes	4.2	—	—	—	4.2
Other long-term liabilities	16.3	19.4	65.0	(0.2)	100.5

Total liabilities	3,049.5	1,471.7	927.3	(1,915.8)	3,532.7

Total stockholders’ equity	2,586.9	452.0	3,910.1	(4,362.1)	2,586.9

Total liabilities and stockholders’ equity	$5,636.4	$1,923.7	$4,837.4	$(6,277.9)	$6,119.6

Allegheny Technologies Incorporated

Financial Information for Subsidiary and Guarantor Parent

Statements of Income and Comprehensive Income

For the three months ended June 30, 2013

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Sales	$—	$475.8	$659.7	$—	$1,135.5
Cost of sales	18.6	468.5	544.6	—	1,031.7
Selling and administrative expenses	25.9	9.5	46.7	—	82.1

Income (loss) before interest, other income and income taxes	(44.5)	(2.2)	68.4	—	21.7
Interest expense, net	(10.7)	(2.7)	(0.5)	—	(13.9)
Other income (loss) including equity in income of unconsolidated subsidiaries	62.9	(6.1)	9.2	(66.1)	(0.1)

Income before income tax provision	7.7	(11.0)	77.1	(66.1)	7.7
Income tax provision (benefit)	1.1	(0.7)	25.3	(24.6)	1.1

Net income (loss)	6.6	(10.3)	51.8	(41.5)	6.6
Less: Net income (loss) attributable to noncontrolling interests	—	—	2.2	—	2.2

Net income (loss) attributable to ATI	$6.6	$(10.3)	$49.6	$(41.5)	$4.4

Comprehensive income (loss) attributable to ATI	$19.9	$(10.2)	$52.8	$(46.7)	$15.8

Allegheny Technologies Incorporated

Financial Information for Subsidiary and Guarantor Parent

Statements of Income and Comprehensive Income

For the six months ended June 30, 2013

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Sales	$—	$952.9	$1,362.0	$—	$2,314.9
Cost of sales	36.1	935.2	1,125.5	—	2,096.8
Selling and administrative expenses	55.0	19.9	92.9	—	167.8

Income (loss) before interest, other income and income taxes	(91.1)	(2.2)	143.6	—	50.3
Interest expense, net	(22.4)	(5.3)	(0.6)	—	(28.3)
Other income including equity in income of unconsolidated subsidiaries	136.5	(11.5)	18.4	(142.4)	1.0

Income before income tax provision	23.0	(19.0)	161.4	(142.4)	23.0
Income tax provision	4.8	(3.2)	55.1	(51.9)	4.8

Net income	18.2	(15.8)	106.3	(90.5)	18.2
Less: Net income attributable to noncontrolling interests	—	—	3.8	—	3.8

Net income attributable to ATI	$18.2	$(15.8)	$102.5	$(90.5)	$14.4

Comprehensive income attributable to ATI	$45.2	$(15.6)	$92.8	$(83.4)	$39.0

Condensed Statements of Cash Flows

For the six months ended June 30, 2013

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(21.1)	$51.6	$27.5	$—	$58.0
Investing Activities:
Purchases of property, plant and equipment	(0.1)	(201.7)	(21.9)	—	(223.7)
Asset disposals and other	—	0.1	0.4	—	0.5

Cash flows used in investing activities	(0.1)	(201.6)	(21.5)	—	(223.2)

Financing Activities:
Net receipts/(payments) on intercompany activity	78.7	141.7	(220.4)	—	—
Dividends paid to stockholders	(38.4)	—	—	—	(38.4)
Other	(21.7)	(0.1)	(5.1)	—	(26.9)

Cash flows provided by (used in) financing activities	18.6	141.6	(225.5)	—	(65.3)

Increase (decrease) in cash and cash equivalents	$(2.6)	$(8.4)	$(219.5)	$—	$(230.5)

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

Allegheny Technologies Incorporated

Financial Information for Subsidiary and Guarantor Parent

Statements of Income and Comprehensive Income

For the three months ended June 30, 2012

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Sales	$—	$573.6	$783.8	$—	$1,357.4
Cost of sales	13.4	526.4	618.7	—	1,158.5
Selling and administrative expenses	34.9	11.9	43.9	—	90.7

Income (loss) before interest, other income and income taxes	(48.3)	35.3	121.2	—	108.2
Interest income (expense), net	(15.6)	(2.6)	(0.4)	—	(18.6)
Other income including equity in income of unconsolidated subsidiaries	153.6	(12.5)	15.0	(156.0)	0.1

Income before income tax provision	89.7	20.2	135.8	(156.0)	89.7
Income tax provision	31.0	8.3	48.3	(56.6)	31.0

Net income	58.7	11.9	87.5	(99.4)	58.7
Less: Net income attributable to noncontrolling interests	—	—	2.3	—	2.3

Net income attributable to ATI	$58.7	$11.9	$85.2	$(99.4)	$56.4

Comprehensive income (loss) attributable to ATI	$70.8	$11.6	$72.3	$(85.0)	$69.7

Allegheny Technologies Incorporated

Financial Information for Subsidiary and Guarantor Parent

Statements of Income and Comprehensive Income

For the six months ended June 30, 2012

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Sales	$—	$1,130.6	$1,579.3	$—	$2,709.9
Cost of sales	26.7	1,034.9	1,242.4	—	2,304.0
Selling and administrative expenses	78.0	22.4	93.7	—	194.1

Income (loss) before interest, other income and income taxes	(104.7)	73.3	243.2	—	211.8
Interest expense, net	(32.6)	(5.2)	(0.7)	—	(38.5)
Other income including equity in income of unconsolidated subsidiaries	311.1	(10.9)	16.5	(316.2)	0.5

Income before income tax provision	173.8	57.2	259.0	(316.2)	173.8
Income tax provision	56.8	22.3	89.1	(111.4)	56.8

Net income	117.0	34.9	169.9	(204.8)	117.0
Less: Net income attributable to noncontrolling interests	—	—	4.4	—	4.4

Net income attributable to ATI	$117.0	$34.9	$165.5	$(204.8)	$112.6

Comprehensive income attributable to ATI	$145.6	$34.3	$161.9	$(200.0)	$141.8

Condensed Statements of Cash Flows

For the six months ended June 30, 2012

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(25.9)	$2.6	$83.1	$—	$59.8
Investing Activities:
Purchases of property, plant and equipment	(0.8)	(127.9)	(37.0)	—	(165.7)
Asset disposals and other	—	0.2	0.7	—	0.9

Cash flows used in investing activities	(0.8)	(127.7)	(36.3)	—	(164.8)

Financing Activities:
Net receipts/(payments) on intercompany activity	90.2	5.8	(96.0)	—	—
Dividends paid to stockholders	(38.2)	—	—	—	(38.2)
Other	(21.6)	(0.1)	(5.4)	—	(27.1)

Cash flows provided by (used in) financing activities	30.4	5.7	(101.4)	—	(65.3)

Increase (decrease) in cash and cash equivalents	$3.7	$(119.4)	$(54.6)	$—	$(170.3)

Note 12. Accumulated Other Comprehensive Income (Loss)

The changes in the accumulated other comprehensive income (loss) (AOCI) by component, net of tax, for the three month period ended June 30, 2013 were as follows:

	Post-	Currency	Unrealized
	retirement	translation	holding gains
	benefit plans	adjustment	on securities	Derivatives		Total
Attributable to ATI:
Balance, March 31, 2013	$(1,011.8)	$(10.1)	$—		$5.7	$(1,016.2)
OCI before reclassifications	—	2.6	(0.1)		(9.8)	(7.3)
Amounts reclassified from AOCI	(a) 18.3	(b) —	(b) —	(c)	0.4	18.7

Net current-period OCI	18.3	2.6	(0.1)		(9.4)	11.4

Balance, June 30, 2013	$(993.5)	$(7.5)	$(0.1)		$(3.7)	$(1,004.8)

Attributable to noncontrolling interests:
Balance, March 31, 2013	$—	$24.2	$—		$—	$24.2
OCI before reclassifications	—	1.9	—		—	1.9

Net current-period OCI	—	1.9	—		—	1.9

Balance, June 30, 2013	$—	$26.1	$—		$—	$26.1

The changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, for the six month period ended June 30, 2013 were as follows:

	Post-	Currency	Unrealized
	retirement	translation	holding gains
	benefit plans	adjustment	on securities	Derivatives		Total
Attributable to ATI:
Balance, December 31, 2012	$(1,030.0)	$3.4	$(0.1)		$(2.7)	$(1,029.4)
OCI before reclassifications	—	(10.9)	—		(1.8)	(12.7)
Amounts reclassified from AOCI	(a) 36.5	(b) —	(b) —	(c)	0.8	37.3

Net current-period OCI	36.5	(10.9)	—		(1.0)	24.6

Balance, June 30, 2013	$(993.5)	$(7.5)	$(0.1)		$(3.7)	$(1,004.8)

Attributable to noncontrolling interests:
Balance, December 31, 2012	$—	$23.7	$—		$—	$23.7
OCI before reclassifications	—	2.4	—		—	2.4
Amounts reclassified from AOCI	—	(b) —	—		—	—

Net current-period OCI	—	2.4	—		—	2.4

Balance, June 30, 2013	$—	$26.1	$—		$—	$26.1

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 7).
(b)	No amounts were reclassified to earnings.
(c)	Amounts were included in cost of goods sold in the period or periods the hedged item affects earnings (see Note 5).

Reclassifications out of AOCI for the three and six month periods June 30, 2013 were as follows:

	Amount reclassified from AOCI (c)
Details about AOCI Components (in millions)	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013			Affected line item in the income statement
Postretirement benefit plans	$			$
Prior service (cost) credit		3.8	(a)		7.6	(a)
Actuarial losses		(33.5	)(a)		(67.0	)(a)

		(29.7	)(c)		(59.4	)(c)	Total before tax
		(11.4)			(22.9)		Tax provision (benefit)

		$(18.3)			$(36.5)		Net of tax

Derivatives
Nickel and other raw material contracts		$(1.6	)(b)		$(1.5	)(b)
Natural gas contracts		0.2	(b)		(1.5	)(b)
Electricity contracts		—	(b)		(0.3	)(b)
Foreign exchange contracts		0.9	(b)		2.1	(b)

		(0.5	)(c)		(1.2	)(c)	Total before tax
		(0.1)			(0.4)		Tax provision (benefit)

		$(0.4)			$(0.8)		Net of tax

(a)	Amounts are included in the computation of pension and other postretirement benefit expense, which is reported in both cost of goods sold and selling and administrative expenses. For additional information, see Note 7.
(b)	Amounts are included in cost of goods sold in the period or periods the hedged item affects earnings. For additional information, see Note 5.
(c)	For pretax items, positive amounts are income and negative amounts are expense in terms of the impact to net income. Tax effects are presented in conformity with ATI’s presentation in the consolidated statements of income.

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

Environmental liabilities are recorded when the Company’s liability is probable and the costs are reasonably estimable. In many cases, however, the Company is not able to determine whether it is liable or, if liability is probable, to reasonably estimate the loss or range of loss. Estimates of the Company’s liability remain subject to additional uncertainties, including the nature and extent of site contamination, available remediation alternatives, the extent of corrective actions that may be required, and the number, participation, and financial condition of other potentially responsible parties (“PRPs”). The Company adjusts its accruals to reflect new information as appropriate. Future adjustments could have a material adverse effect on the Company’s consolidated results of operations in a given period, but the Company cannot reliably predict the amounts of such future adjustments.

At June 30, 2013, the Company’s reserves for environmental remediation obligations totaled approximately $15 million, of which $8 million was included in other current liabilities. The reserve includes estimated probable future costs of $5 million for federal Superfund and comparable state-managed sites; $7 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $2 million for owned or controlled sites at which Company operations have been discontinued; and $1 million for sites utilized by the Company in its ongoing operations. The Company continues to evaluate whether it may be able to recover a portion of past and future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate.

Based on currently available information, it is reasonably possible that costs for active matters may exceed the Company’s recorded reserves by as much as $1 million. However, future investigation or remediation activities may result in the discovery of additional hazardous materials, potentially higher levels of contamination than discovered during prior investigation, and may impact costs of the success or lack thereof in remedial solutions. Therefore, future developments, administrative actions or liabilities relating to environmental matters could have a material adverse effect on the Company’s consolidated financial condition or results of operations.

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

A number of other lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its currently and formerly owned businesses, including those pertaining to product liability, patent infringement, commercial, government contracting, employment, employee and retiree benefits, taxes, environmental, health and safety and occupational disease, and stockholder and corporate governance matters. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s consolidated results of operations for that period.

Note 14. Subsequent Event

On July 12, 2013, ATI issued $500 million aggregate principal amount of 5.875% Senior Notes due 2023 (the “2023 Notes”). Interest on the 2023 Notes is payable semi-annually in arrears at a rate of 5.875% per year and will mature on August 15, 2023, unless redeemed or repurchased earlier. The Company intends to use net proceeds from the offering of the Senior Notes for general corporate purposes which may include repurchases, repayment or refinancing of debt, capital expenditures, additions to working capital, the financing of future acquisitions or strategic combinations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Allegheny Technologies is one of the largest and most diversified specialty metals producers in the world. We use innovative technologies to offer global markets a wide range of specialty metals solutions. Our products include titanium and titanium alloys, nickel-based alloys and superalloys, zirconium and related alloys, advanced powder alloys, stainless and specialty steel alloys, grain-oriented electrical steel, tungsten-based materials and cutting tools, forgings, castings, and fabrication and machining capabilities. Our specialty metals are produced in a wide range of alloys and product forms and are selected for use in applications that demand metals having exceptional hardness, toughness, strength, resistance to heat, corrosion or abrasion, or a combination of these characteristics. ATI is a fully integrated supplier, from alloy development, to raw materials (for titanium sponge) to melting and hot-working (for other specialty alloy systems), through highly engineered finished components.

Sales for the second quarter 2013 were $1.14 billion, compared to $1.36 billion in the second quarter 2012. Compared to the second quarter 2012, sales decreased 14% in the High Performance Metals segment, 16% in the Flat-Rolled Products segment and 26% in the Engineered Products segment. For the first six months of 2013, total sales were $2.31 billion, 15% less than the comparable period of the prior year.

Demand from the global aerospace and defense, electrical energy, oil and gas, chemical process industry, and medical markets represented 69% of our sales for the three and six month periods ended June 30, 2013. Comparative information for our overall revenues (in millions) by market and their respective percentages of total revenues for the three and six month periods ended June 30, 2013 and 2012 were as follows:

	Three Months Ended		Three Months Ended
Market	June 30, 2013		June 30, 2012
Aerospace & Defense	$373.5	33%	$414.3	31%
Oil & Gas/Chemical Process Industry	228.9	20%	261.8	19%
Electrical Energy	128.0	11%	168.9	12%
Medical	55.0	5%	56.2	4%

Subtotal - Key Markets	785.4	69%	901.2	66%
Automotive	96.8	9%	109.4	8%
Construction/Mining	67.5	6%	110.4	8%
Food Equipment & Appliances	63.7	6%	58.0	4%
Transportation	39.7	3%	65.6	5%
Electronics/Computers/Communication	35.2	3%	40.7	3%
Machine & Cutting Tools	24.4	2%	34.6	3%
Conversion Services & Other	22.8	2%	37.5	3%

Total	$1,135.5	100%	$1,357.4	100%

	Six Months Ended		Six Months Ended
Market	June 30, 2013		June 30, 2012
Aerospace & Defense	$775.5	34%	$850.8	31%
Oil & Gas/Chemical Process Industry	446.7	19%	539.2	20%
Electrical Energy	257.0	11%	315.8	12%
Medical	114.2	5%	113.9	4%

Subtotal - Key Markets	1,593.4	69%	1,819.7	67%
Automotive	188.4	8%	215.2	8%
Construction/Mining	147.1	6%	213.9	8%
Food Equipment & Appliances	129.0	6%	113.1	4%
Transportation	91.7	4%	119.7	4%
Electronics/Computers/Communication	71.5	3%	85.9	3%
Machine & Cutting Tools	50.4	2%	70.9	3%
Conversion Services & Other	43.4	2%	71.5	3%

Total	$2,314.9	100%	$2,709.9	100%

For the second quarter 2013, direct international sales were $452.3 million and represented 40% of total sales, compared to $465.3 million or 34% for the second quarter 2012. Sales of our high-value products (titanium and titanium alloys, nickel-based alloys and specialty alloys, zirconium and related alloys, precision forgings and castings, grain-oriented electrical steel, precision and engineered strip, and tungsten materials) represented 79% of total sales for the three months ended June 30, 2013. Comparative information for our major high-value and standard products based on their percentages of our total sales is as follows:

	Three Months Ended
	June 30,
	2013	2012
High-Value Products
Nickel-based alloys and specialty alloys	24%	25%
Titanium and titanium alloys	14%	13%
Precision forgings and castings	13%	12%
Precision and engineered strip	12%	11%
Tungsten-based materials	7%	6%
Zirconium and related alloys	5%	5%
Grain-oriented electrical steel	4%	5%

Total High-Value Products	79%	77%
Standard Products
Specialty stainless sheet	9%	10%
Stainless steel sheet	8%	9%
Stainless steel plate	2%	2%
Iron castings and other	2%	2%

Total Standard Products	21%	23%

Grand Total	100%	100%

For the first six months of 2013, direct international sales were $902.8 and represented nearly 39% of total sales, compared to $973.6 million or 36% for the first six months of 2012. Sales of our high value (titanium and titanium alloys, nickel-based alloys and specialty alloys, zirconium and related alloys, precision forgings and castings, grain-oriented electrical steel, precision and engineered strip, and tungsten materials) represented 79% of total sales for the six months ended June 30, 2013. Comparative information for our major high-value and standard products based on their percentages of our total sales is as follows:

	Six Months Ended
	June 30,
	2013	2012
High-Value Products
Nickel-based alloys and specialty alloys	24%	26%
Titanium and titanium alloys	15%	13%
Precision forgings and castings	13%	13%
Precision and engineered strip	12%	11%
Tungsten-based materials	7%	6%
Zirconium and related alloys	5%	5%
Grain-oriented electrical steel	3%	4%

Total High-Value Products	79%	78%
Standard Products
Specialty stainless sheet	9%	9%
Stainless steel sheet	8%	8%
Stainless steel plate	2%	2%
Iron castings and other	2%	3%

Total Standard Products	21%	22%

Grand Total	100%	100%

Total titanium mill product shipments, including flat-rolled titanium products, were 9.3 million pounds in the second quarter 2013 bringing the first half total to 19.6 million pounds. These volumes represent a 3% increase compared to the second quarter 2012 and a 1% increase compared to the first half of 2012.

Segment operating profit for the second quarter 2013 was $71.7 million, or 6.3% of sales, compared to $159.9 million, or 11.8% of sales for the second quarter 2012. The decrease in operating profit was primarily due to lower shipments associated with most of our high-value and standard products, lower base-selling prices for many products, and the impact of higher raw material costs for products with longer manufacturing cycle times not aligned with lower raw material indices/surcharges. Segment operating profit for the second quarter 2013 in the High Performance Metals segment was $67.2 million or 13.9% of sales compared to $102.2 or 18.1% of sales for the second quarter 2012. Flat-Rolled Products segment operating profit was $1.4 million or 0.3% of sales compared to $44.5 million or 6.8% of sales for the second quarter 2012. Operating profit in our Engineered Products segment was $3.1 million or 3.1% of sales for the second quarter 2013 compared to $13.2 million or 9.9% of sales for the second quarter 2012. Segment operating profit benefited from $40.1 million in costs reductions during the quarter ended June 30, 2013. Segment operating profit for the six months ended June 30, 2013 was $150.0 million.

Segment operating profit as a percentage of sales for the three and six month periods ended June 30, 2013 and 2012 was:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
High Performance Metals	13.9%	18.1%	14.2%	18.0%
Flat-Rolled Products	0.3%	6.8%	0.3%	7.1%
Engineered Products	3.1%	9.9%	1.8%	9.5%

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

Income before tax for the second quarter 2013 was $7.7 million, or 0.7% of sales, compared to $89.7 million, or 6.6% of sales for the second quarter 2012. The quarter benefited from lower corporate expenses, primarily the result of reduced annual and long-term performance-based incentive compensation expenses and lower interest expense. Income before tax for the first six months of 2013 was $23.0 million, or 1.0% of sales, compared to $173.8 million, or 6.4% of sales for the comparable 2012 period. The six months ended June 30, 2013 also benefited from lower corporate expenses, primarily the result of reduced annual and long-term performance-based incentive compensation expenses and lower interest expense.

Net income attributable to ATI for the second quarter 2013 was $4.4 million, or $0.04 per share, compared to $56.4 million, or $0.50 per share for the second quarter 2012. For the first six months of 2013, net income attributable to ATI was $14.4 million, or $0.13 per share, compared $112.6 million, or $1.00 per share for the first six months of 2012.

At June 30, 2013, we had cash on hand of $74.1 million, a decrease of $230.5 million from year-end 2012. Cash flow provided by operations for the first six months of 2013 was $58.0 million and included an investment of $36.1 million in managed working capital. Additionally, in the first six months of 2013, we invested $223.7 million in capital expenditures, primarily related to the Flat-Rolled Products segment’s HRPF. Net debt to total capitalization was 36.0% and total debt to total capitalization was 37.2% at June 30, 2013. At December 31, 2012, net debt to total capitalization was 32.2% and total debt to total capitalization was 37.4%.

We continue to focus on taking actions within our control that are designed to improve ATI’s financial performance and financial flexibility in the short-term and keep ATI well-positioned for profitable growth over the long-term as economic and market conditions improve. Specifically, we continued to accelerate our cost reduction efforts. In the first six months of 2013 we have achieved more than $79 million in gross cost reductions. Recently, we took actions to improve ATI’s liquidity and financial flexibility.

As we look ahead to the second half of 2013, we are not seeing any significant signs of changes in market conditions. The third quarter may prove to be even more challenging, as it is traditionally the softest quarter of the year in many of our end markets, especially in Europe.

We are encouraged by recent signs of stabilization in nickel and titanium scrap prices. If this continues, we may begin to see an improvement in demand and stabilization of selling prices beginning in the fourth quarter 2013. We believe many of our customers will continue to be cautious as near-term global economic uncertainties remain, lead times remain short, and raw materials prices, especially for nickel and titanium scrap, remain volatile.

Looking beyond the short-term challenges, our strategy is to continue to ensure that ATI remains well-positioned for profitable growth over the next 3 to 5 years and beyond. Our unmatched diversification in specialty metals products, technology leadership, unsurpassed manufacturing capabilities, customer responsiveness, and increasingly competitive cost structure are key elements of our growth strategy. We continue to believe that market conditions remain favorable for long-term secular growth from our key markets of aerospace, oil and gas/chemical process industry, electrical energy, and medical.

Business Segment Results

We operate in three business segments: High Performance Metals, Flat-Rolled Products, and Engineered Products. These segments represented the following percentages of our total revenues and segment operating profit for the first six months of 2013 and 2012:

	2013		2012
		Operating		Operating
	Revenue	Profit	Revenue	Profit
High Performance Metals	43%	95%	42%	64%

Flat-Rolled Products	48%	3%	48%	28%

Engineered Products	9%	2%	10%	8%

High Performance Metals Segment

Second quarter 2013 sales decreased 14% to $484.5 million compared to the second quarter 2012, primarily as a result of lower mill product shipments of nickel-based and specialty alloys and titanium and titanium related alloys, and a decrease in sales of precision forged and cast components due to lower demand from the jet engine, construction and mining, nuclear energy, and oil and gas markets. In addition, lower raw material indices and lower base-selling prices negatively affected sales.

Comparative information for our High Performance Metals segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended June 30, 2013 and 2012 is as follows:

	Three Months Ended		Three Months Ended
Market	June 30, 2013		June 30, 2012
Aerospace:
Jet Engines	$161.4	33%	$182.7	32%
Airframes	90.0	19%	97.7	17%
Government	52.3	11%	48.9	9%

Total Aerospace	303.7	63%	329.3	58%
Medical	45.5	9%	46.5	8%
Oil & Gas/Chemical Process Industry	38.8	8%	57.8	10%
Electrical Energy	39.6	8%	45.9	8%
Defense	24.0	5%	28.8	5%
Construction/Mining	7.1	2%	19.9	4%
Other	25.8	5%	38.0	7%

Total	$484.5	100%	$566.2	100%

Direct international sales represented nearly 47% of total segment sales for the second quarter 2013 compared to 41% of total segment sales for the second quarter 2012. Comparative information for the High Performance Metals segment’s major product categories, based on their percentages of sales for the three months ended June 30, 2013 and 2012, is as follows:

	Three Months Ended
	June 30,
	2013	2012
High-Value Products
Nickel-based alloys and specialty alloys	32%	36%
Titanium and titanium alloys	28%	27%
Precision forgings and castings	27%	24%
Zirconium and related alloys	13%	13%

Total High-Value Products	100%	100%

Segment operating profit in the second quarter 2013 decreased to $67.2 million, or 13.9% of total sales, compared to $102.2 million, or 18.1% of total sales, for the second quarter 2012. The decrease in operating profit primarily resulted from lower shipment volumes for most products, the impact of higher raw material costs for products with longer manufacturing cycle times not aligned with falling raw material indices, and lower base-selling prices for some products. Results benefited from $23.0 million in gross cost reductions in the second quarter 2013.

For the six months ended June 30, 2013, segment sales decreased 13% to $1.00 billion, primarily as a result of lower mill product shipments of nickel-based and specialty alloys and zirconium and related alloys, and a decrease in sales of precision forged and cast components due to lower demand from the jet engine, construction and mining, nuclear energy, and oil and gas markets. In addition, lower raw material indices and lower base-selling prices negatively affected sales.

Comparative information for our High Performance Metals revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the six month periods ended June 30, 2013 and 2012 is as follows:

	Six Months Ended		Six Months Ended
Market	June 30, 2013		June 30, 2012
Aerospace:
Jet Engines	$331.8	33%	$384.6	34%
Airframes	193.4	19%	203.6	18%
Government	104.7	10%	102.1	9%

Total Aerospace	629.9	62%	690.3	61%
Medical	94.8	10%	96.1	8%
Oil & Gas/Chemical Process Industry	83.0	8%	112.2	10%
Electrical Energy	78.0	8%	82.8	7%
Defense	47.0	5%	50.0	4%
Construction/Mining	14.8	1%	39.7	3%
Other	55.4	6%	76.4	7%

Total	$1,002.9	100%	$1,147.5	100%

Direct international sales represented nearly 46% of total segment sales for the six months ended June 30, 2013 compared to 43% of total segment sales for the six months ended June 30, 2012. Comparative information for the High Performance Metals segment’s major product categories, based on their percentages of sales for the six months ended June 30, 2013 and 2012, is as follows:

	Six Months Ended
	June 30,
	2013	2012
High-Value Products
Nickel-based alloys and specialty alloys	32%	36%
Titanium and titanium alloys	30%	27%
Precision forgings and castings	26%	25%
Zirconium and related alloys	12%	12%

Total High-Value Products	100%	100%

Segment operating profit for the first six months of 2013 decreased to $142.5 million, or 14.2% of sales, compared to $206.3 million, or 18.0% of sales, for the comparable 2012 period. The decrease in operating profit primarily resulted from lower shipment volumes for most products, the impact of higher raw material costs for products with longer manufacturing cycle times not aligned with falling raw material indices, and lower base-selling prices for some products. Results benefited from $49.5 million in gross cost reductions for the six months ended June 30, 2013.

The High Performance Metals segment operating profit was negatively impacted by continued declines in raw material surcharges due to continued falling raw material prices not being aligned with higher raw material costs due to long manufacturing cycles for many of our products. Further declines in raw material prices could negatively impact short-term demand and the High Performance Metals segment operating profit.

Flat-Rolled Products Segment

Second quarter 2013 sales decreased 16% compared to the second quarter 2012, to $552.2 million, primarily due to lower shipments of both high-value and standard products, lower base-selling prices and lower raw material surcharges. Shipments of standard stainless products (sheet and plate) decreased 8% while shipments of high-value products declined 7%. Average transaction prices for all products, which include surcharges, declined 9%. Second quarter 2013 Flat-Rolled Products segment titanium shipments, including Uniti joint venture conversion, were 3.0 million pounds, a 7% increase compared to the second quarter 2012. Average selling prices, which include surcharges, declined 13% for standard products due to lower base prices and lower raw material surcharges. Average selling prices for high-value products decreased 7% due to product mix and lower material surcharges.

Comparative information for our Flat-Rolled Products revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended June 30, 2013 and 2012 is as follows:

	Three Months Ended		Three Months Ended
Market	June 30, 2013		June 30, 2012
Oil & Gas/Chemical Process Industry	$160.0	29%	$163.9	25%
Automotive	87.9	16%	99.7	15%
Electrical Energy	82.2	15%	115.6	18%
Food Equipment & Appliances	63.4	12%	56.4	8%
Construction/Mining	51.2	9%	67.8	10%
Aerospace & Defense	34.4	6%	45.6	7%
Electronics/Computers/Communication	34.3	6%	38.6	6%
Transportation	23.2	4%	38.6	6%
Medical	7.0	1%	6.7	1%
Other	8.6	2%	24.5	4%

Total	$552.2	100%	$657.4	100%

Direct international sales represented 37% of total segment sales for the second quarter 2013 compared to 31% of total segment sales for the second quarter 2012. Comparative information for the Flat-Rolled Products segment’s major product categories, based on their percentages of sales for the three months ended June 30, 2013 and 2012, is as follows:

	Three Months Ended
	June 30,
	2013	2012
High-Value Products
Precision and engineered strip	24%	22%
Nickel-based alloys and specialty alloys	22%	21%
Grain-oriented electrical steel	8%	10%
Titanium and titanium alloys	5%	4%

Total High-Value Products	59%	57%
Standard Products
Specialty stainless sheet	20%	21%
Stainless steel sheet	17%	18%
Stainless steel plate	4%	4%

Total Standard Products	41%	43%

Grand Total	100%	100%

Segment operating profit for the second quarter 2013 was $1.4 million, or 0.3% of sales, compared to $44.5 million, or 6.8% of sales, for the second quarter 2012, reflecting a sales mix of more standard stainless products, as well as lower base-selling prices for most products. Results benefited from $15.3 million in gross costs reductions in the second quarter 2013.

Comparative information on the segment’s products for the three months ended June 30, 2013 and 2012 is provided in the following table:

	Three Months Ended
	June 30,		%
	2013	2012	Change
Volume (000’s pounds):
High value	120,272	128,793	(7)%
Standard	168,946	183,555	(8)%

Total	289,218	312,348	(7)%
Average prices (per lb.):
High value	$2.71	$2.90	(7)%
Standard	$1.33	$1.52	(13)%
Combined Average	$1.90	$2.09	(9)%

For the six months ended June 30, 2013, sales were $1.11 billion, a 14% decrease compared to the 2012 period, primarily due to lower raw material surcharges and base prices. Shipments of standard stainless sheet products increased 1% while high-value products shipments were 6% lower. Average transaction prices for all products, which include surcharges, were 12% lower due to lower raw material surcharges and lower base prices for standard stainless products as well as our high value products.

Comparative information for our Flat-Rolled Products revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the six month periods ended June 30, 2013 and 2012 is as follows:

	Six Months Ended		Six Months Ended
Market	June 30, 2013		June 30, 2012
Oil & Gas/Chemical Process Industry	$304.8	27%	$349.2	27%
Automotive	171.3	15%	195.9	15%
Electrical Energy	166.6	15%	217.6	17%
Food Equipment & Appliances	128.3	12%	111.0	9%
Construction/Mining	108.1	10%	131.3	10%
Aerospace & Defense	76.3	7%	87.9	7%
Electronics/Computers/Communication	70.2	6%	80.4	6%
Transportation	52.9	5%	61.9	5%
Medical	14.1	1%	12.1	1%
Other	17.7	2%	46.1	3%

Total	$1,110.3	100%	$1,293.4	100%

Direct international sales represented 35% of total segment sales for the six months ended June 30, 2013 compared to 33% of total segment sales for the six months ended June 30, 2012. Comparative information for the Flat-Rolled Products segment’s major product categories, based on their percentages of sales for the six months ended June 30, 2013 and 2012, is as follows:

	Six Months Ended
	June 30,
	2013	2012
High-Value Products
Precision and engineered strip	24%	22%
Nickel-based alloys and specialty alloys	22%	24%
Grain-oriented electrical steel	7%	9%
Titanium and titanium alloys	5%	4%

Total High-Value Products	58%	59%
Standard Products
Specialty stainless sheet	20%	20%
Stainless steel sheet	18%	17%
Stainless steel plate	4%	4%

Total Standard Products	42%	41%

Grand Total	100%	100%

Segment operating profit for the six months ended June 30, 2013 declined to $3.8 million, or 0.3% of sales, compared to $91.3 million, or 7.1% of sales, for the comparable 2012 period due to higher raw material costs, primarily nickel, which did not align with declining raw material surcharges. Results benefited from $25.3 million in gross costs reductions for the six months ended June 30, 2013.

Comparative information on the segment’s products for the six months ended June 30, 2013 and 2012 is provided in the following table:

	Six Months Ended
	June 30,		%
	2013	2012	Change
Volume (000’s pounds):
High value	233,295	249,297	(6)%
Standard	342,764	340,875	1%

Total	576,059	590,172	(2)%
Average prices (per lb.):
High value	$2.75	$3.05	(10)%
Standard	$1.35	$1.54	(12)%
Combined Average	$1.92	$2.18	(12)%

The Flat-Rolled Products segment operating profit was negatively impacted by historically low base-selling prices for standard stainless sheet and plate. The total transaction price for the most common stainless steel sheet has declined significantly over the last several years due to falling raw material prices, most notably for nickel, resulting in lower raw material surcharges, and historically low base-selling prices due to weak demand and excess global supply. Further declines in raw material prices could negatively impact short-term demand and the Flat-Rolled Products segment operating profit.

Engineered Products Segment

Sales for the second quarter 2013 were $98.8 million, a 26% decrease compared to the second quarter 2012. Sales for the six months ended June 30, 2013 were $201.7 million, a decrease of 25% when compared to the first half of 2012. The decreases were primarily a result of lower overall demand for tungsten-based products and carbon alloy steel forgings.

Comparative information for our Engineered Products revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three and six month periods ended June 30, 2013 and 2012 is as follows:

	Three Months Ended		Three Months Ended
Market	June 30, 2013		June 30, 2012
Oil & Gas/Chemical Process Industry	$30.2	31%	$40.1	30%
Machine & Cutting Tools	16.1	16%	21.3	16%
Aerospace & Defense	11.5	12%	10.7	8%
Transportation	11.4	12%	21.2	16%
Construction/Mining	9.2	9%	22.7	17%
Electrical Energy	6.3	6%	7.4	5%
Automotive	5.7	6%	6.4	5%
Medical	2.5	2%	3.0	2%
Other	5.9	6%	1.0	1%

Total	$98.8	100%	$133.8	100%

	Six Months Ended		Six Months Ended
Market	June 30, 2013		June 30, 2012
Oil & Gas/Chemical Process Industry	$58.9	29%	$77.8	29%
Machine & Cutting Tools	33.0	16%	44.5	17%
Transportation	27.2	14%	44.1	16%
Construction/Mining	24.1	12%	42.8	16%
Aerospace & Defense	22.3	11%	22.7	8%
Electrical Energy	12.4	6%	15.3	6%
Automotive	11.7	6%	13.8	5%
Medical	5.3	3%	5.7	2%
Other	6.8	3%	2.3	1%

Total	$201.7	100%	$269.0	100%

Direct international sales represented 25% of total segment sales for the second quarter 2013 and 24% of total segment sales for the first half of 2013 compared to 21% of total segment sales for the second quarter 2012 and 22% of total segment sales for the first half of 2012. Comparative information for the Engineered Products segment’s major product categories, based on their percentages of sales for the three and six month periods ended June 30, 2013 and 2012, is as follows:

	Three Months Ended
	June 30,
	2013	2012
High-Value Products
Tungsten-based materials	75%	65%
Precision forgings	20%	27%

Total High-Value Products	95%	92%
Standard Products
Iron castings and other	5%	8%

Total Standard Products	5%	8%

Grand Total	100%	100%

	Six Months Ended
	June 30,
	2013	2012
High-Value Products
Tungsten-based materials	74%	65%
Precision forgings	21%	26%

Total High-Value Products	95%	91%
Standard Products
Iron castings and other	5%	9%

Total Standard Products	5%	9%

Grand Total	100%	100%

Segment operating profit for the second quarter 2013 was $3.1 million, compared to $13.2 million in the second quarter 2012. Segment operating profit for the second quarter 2013 was negatively impacted by higher raw material inventory costs for tungsten-based products and lower business activity levels across most operating units in this segment. Segment operating profit benefited from $1.8 million in gross cost reductions in the second quarter 2013. Segment operating profit for the six months ended June 30, 2013 was $3.7 million, compared to $25.5 million for the 2012 period.

Corporate Items

Corporate expenses for the second quarter 2013 were $11.9 million, compared to $15.8 million in the second quarter 2012. For the six months ended June 30, 2013, corporate expenses were $24.3 million, compared to $37.5 million for the six months ended June 30, 2012. The decrease in corporate expenses for the three and six month periods ended June 30, 2013 was primarily the result of reduced annual and long-term performance-based incentive compensation expenses.

Interest expense, net of interest income, in the second quarter 2013 was $13.9 million, compared to net interest expense of $18.6 million in the second quarter 2012. On a year-to-date basis, first half 2013 net interest expense was $28.3 million compared to $38.5 million for the first half 2012. The decrease in interest expense was primarily due to increased capitalized interest on major strategic capital projects. Interest expense benefited from the capitalization of interest costs on major strategic capital projects of $10.6 million in the second quarter 2013 compared to $5.6 million in the second quarter 2012. For the six months ended June 30, 2013 and 2012, capitalized interest was $20.2 million and $10.1 million, respectively. The increased capitalized interest amounts are primarily related to the HRPF.

Closed company and other expenses for the second quarter 2013 were $5.7 million, compared to $5.2 million for the second quarter 2012. For the six months ended June 30, 2013, other expenses were $9.4 million compared to $12.1 million for the comparable 2012 period. These items are presented primarily in selling and administrative expenses, and in other income (expense) in the consolidated statement of operations.

Retirement benefit expense, which includes pension expense and other postretirement expense, increased to $32.5 million in the second quarter 2013, compared to $30.6 million in the second quarter 2012. For the second quarter 2013, retirement benefit expense of $25.3 million was included in cost of sales and $7.2 million was included in selling and administrative expenses. For the second quarter 2012, the amount of retirement benefit expense included in cost of sales was $22.3 million, and the amount included in selling and administrative expenses was $8.3 million. For the six months ended June 30, 2013, retirement benefit expense was $65.0 million, compared to $61.2 million for the six months ended June 30, 2012. For the six months ended June 30, 2013, retirement benefit expense of $50.6 million was included in cost of sales, and $14.4 million was included in selling and administrative expenses. For the prior year to date period, retirement benefit expense of $44.3 million was included in cost of sales and $16.9 million was included in selling and administrative expenses. The quarter-to-date and year-to-date increases in retirement benefit expense were primarily due to the utilization of a lower discount rate to value retirement benefit obligations.

Income Taxes

The second quarter 2013 provision for income taxes was $1.1 million, or 14.3% of income before tax, compared to the second quarter 2012 provision for income taxes of $31.0 million, or 34.6% of income before tax. For the six months ended June 30, 2013, the income tax provision was $4.8 million, or 20.9% of income before tax. The first six months of 2013 included a discrete tax benefit of $4.6 million, primarily associated with adjustments to prior years’ taxes and 2013 Federal tax law changes. Excluding the discrete tax benefit, the annual effective tax rate for 2013 was 41.1%. The income tax provision for the six months ended June 30, 2012 was $56.8 million, or 32.7% of income before tax, and included discrete tax benefits of $3.4 million primarily related to state income taxes.

Financial Condition and Liquidity

On July 12, 2013, we issued $500 million aggregate principal amount of 5.875% Senior Notes due 2023 (the “2023 Notes”). Interest on the 2023 Notes is payable semi-annually in arrears at a rate of 5.875% per year and will mature on August 15, 2023, unless redeemed or repurchased earlier. The interest rate payable on the 2023 Notes is subject to adjustment in the event of a change in the credit ratings on the 2023 Notes. A downgrade of our credit ratings could result in an increase to our cost with respect to the 2023 Notes. We intend to use net proceeds from the offering of the 2023 Notes for general corporate purposes, which may include repurchases, repayment or refinancing of debt, capital expenditures, additions to working capital, the financing of future acquisitions or strategic combinations.

In May 2013, we amended our $400 million senior unsecured domestic revolving credit facility to, among other things, extend the expiration date of the commitments of the lenders thereunder to May 31, 2018 and to modify the maximum leverage ratio permitted under the facility. As amended, the facility requires the Company to maintain a leverage ratio (consolidated total indebtedness divided by consolidated earnings before interest, taxes and depreciation and amortization for the four prior fiscal quarters) of not greater than 4.0 beginning with the quarter ended June 30, 2013. The maximum leverage ratio is reduced to 3.75 beginning with the quarter ended March 31, 2015 and further reduced to 3.50 beginning with the quarter ended June 30, 2015 and for each fiscal quarter thereafter. The credit facility continues to require that the company maintain an interest coverage ratio (consolidated earnings before interest and taxes divided by interest expense) of not less than 2.0. At June 30, 2013, our leverage ratio was 3.29, and our interest coverage ratio was 4.09. Changes in our credit rating do not impact our access to, or the cost of, our existing credit facilities.

As of June 30, 2013 we did not have any outstanding borrowings under our senior unsecured domestic credit facility, although approximately $4 million of this facility was utilized to support letters of credit.

We believe that internally generated funds, current cash on hand including the proceeds from the 2023 Notes, and available borrowings under existing credit facilities will be adequate to meet foreseeable liquidity needs, including the completion of the HRPF. While we are in compliance with the amended financial covenants of our senior unsecured domestic credit facility, we have several options should we need to address future financial covenant concerns. If we needed to access the credit markets, the cost and the terms and conditions may be influenced by our credit rating.

We have no off-balance sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.

Cash Flow and Working Capital

For the six months ended June 30, 2013, cash flow generated from operations was $58.0 million, including an investment in managed working capital of $36.1 million. Cash used in investing activities was $223.2 million in the first six months of 2013 and consisted primarily of capital expenditures. Cash used in financing activities was $65.3 million in the first six months of 2013 and included dividend payments of $38.4 million to ATI stockholders and dividend payments to noncontrolling interests of $18.0 million. At June 30, 2013, cash and cash equivalents on hand totaled $74.1 million, a decrease of $230.5 million from year end 2012. As of June 30, 2013, $36.5 million of cash and cash equivalents were held by our foreign subsidiaries.

As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable and gross inventories, less accounts payable. In measuring performance in controlling managed working capital, we exclude the effects of LIFO inventory valuation reserves, excess and obsolete inventory reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. At June 30, 2013, managed working capital decreased to 39.8% of annualized sales, compared to 41.1% of annualized sales at December 31, 2012. During the first six months of 2013, managed working capital increased by $36.1 million, to $1.8 billion. The growth in managed working capital from December 31, 2012 resulted from a $43.7 million increase in accounts receivable, a $61.1 million decrease in inventory, and a $53.5 million decrease in accounts payable. While accounts receivable balances increased during 2013, days sales outstanding, which measures actual collection timing for accounts receivable, improved when compared to year end 2012. Gross inventory turns, which exclude the effect of LIFO inventory valuation reserves, remained essentially unchanged at June 30, 2013 compared to year end 2012.

The Components of managed working capital were as follows:

	June 30,	December 31,
(in millions)	2013	2012
Accounts receivable	$655.5	$613.3
Inventory	1,504.9	1,536.6
Accounts payable	(445.6)	(499.9)

Subtotal	1,714.8	1,650.0
Allowance for doubtful accounts	5.8	5.5
LIFO reserve	50.1	76.9
Corporate and other	66.2	68.4

Managed working capital	1,836.9	1,800.8

Annualized prior 2 months sales	$4,613.1	$4,380.0

Managed working capital as a % of annualized sales	39.8%	41.1%
Change in managed working capital from December 31, 2012	$36.1

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

Capital expenditures were $223.7 million for the first six months of 2013, primarily related to the HRPF project. We currently expect our 2013 capital expenditures to be approximately $575 million, with approximately 90% of this being associated with the HRPF project. We expect 2013 to be our peak year of capital expenditures. Our objective is to fund these capital expenditures with cash on hand, including the proceeds from the 2023 Notes, cash flow generated from our operations, and if needed, by using a portion of our $400 million unsecured domestic credit facility.

Debt

At June 30, 2013, we had $1,473.9 million in total outstanding debt, compared to $1,480.1 million at December 31, 2012.

In managing our overall capital structure, some of the measures on which we focus are net debt to total capitalization, which is the percentage of our debt, net of cash that may be available to reduce borrowings, to our total invested and borrowed capital, and total debt to total capitalization, which excludes cash balances. Net debt as a percentage of total capitalization was 36.0% at June 30, 2013, compared to 32.2% at December 31, 2012. The net debt to total capitalization was determined as follows:

($ in millions)	June 30, 2013	December 31, 2012
Total debt	$1,473.9	$1,480.1
Less: Cash	(74.1)	(304.6)

Net debt	$1,399.8	$1,175.5
Net debt	$1,399.8	$1,175.5
Total ATI stockholders' equity	2,491.2	2,479.6

Net ATI total capital	$3,891.0	$3,655.1
Net debt to ATI total capital	36.0%	32.2%

Total debt to total capitalization decreased to 37.2% at June 30, 2013 from 37.4% December 31, 2012.

Total debt to total capitalization was determined as follows:

($ in millions)	June 30, 2013	December 31, 2012
Total debt	$1,473.9	$1,480.1
Total ATI stockholders' equity	2,491.2	2,479.6

Total ATI capital	$3,965.1	$3,959.7
Total debt to total ATI capital	37.2%	37.4%

In May 2013, the Company amended its $400 million senior unsecured domestic revolving credit facility to, among other things, extend the expiration date of the commitments of the lenders thereunder to May 31, 2018 and to modify the maximum leverage ratio permitted under the facility. The Company was in compliance with the required ratios during all applicable periods. As of June 30, 2013, there were no outstanding borrowings made under the facility, although a portion of the facility was used to support approximately $4 million in letters of credit.

We have an additional, separate credit facility for the issuance of letters of credit. As of June 30, 2013, $32 million in letters of credit was outstanding under this facility.

In addition, STAL, the Company’s Chinese joint venture company in which ATI has a 60% interest, has a 205 million renminbi (approximately $33 million at June 30, 2013 exchange rates) revolving credit facility with a group of banks which expires in August 2014. This credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners. As of June 30, 2013, there were no borrowings under this credit facility.

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

Dividends

A regular quarterly dividend of $0.18 per share of common stock was paid on June 19, 2013 to stockholders of record at the close of business on May 22, 2013. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate.

Labor Matters

On July 31, 2013, United Steelworkers (USW)-represented employees at ATI Wah Chang, approximately 500 employees, ratified a new four-year labor agreement. The agreement will expire on April 1, 2017.

Critical Accounting Policies

Inventory

At June 30, 2013, we had net inventory of $1,504.9 million. Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO) and average cost methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. The prices for many of the raw materials we use have been extremely volatile during the past four years. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a rise in raw material costs has a negative effect on our operating results, while, conversely, a fall in material costs results in a benefit to operating results. For example, in 2012 and 2011, the effect of falling raw material costs on our LIFO inventory valuation method resulted in cost of sales which were $76.8 million and $9.3 million lower than would have been recognized had we utilized the FIFO methodology to value our inventory. Conversely, in 2010, the effect of rising raw material costs on our LIFO inventory valuation method resulted in cost of sales which were $60.2 million higher than would have been recognized had we utilized the FIFO methodology to value our inventory. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold.

Since the LIFO inventory valuation methodology is designed for annual determination, interim estimates of the annual LIFO valuation are required. We recognize the effects of the LIFO inventory valuation method on an interim basis by projecting the expected annual LIFO cost and allocating that projection to the interim quarters equally. These projections of annual LIFO inventory valuation reserve changes are updated quarterly and are evaluated based upon material, labor and overhead costs and projections for such costs at the end of the year plus projections regarding year-end inventory levels. We recorded a $26.8 million reduction to our LIFO inventory valuation reserve in the first six months of 2013.

The LIFO inventory valuation methodology is not utilized by many of the companies with which we compete, including foreign competitors. As such, our results of operations may not be comparable to those of our competitors during periods of volatile material costs due, in part, to the differences between the LIFO inventory valuation method and other acceptable inventory valuation methods.

We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting reserve, if any, is recognized as an expense in the period that the need for the reserve is identified. At June 30, 2013, no significant reserves were required. It is our general policy to write-down to scrap value any inventory that is identified as obsolete and any inventory that has aged or has not moved in more than twelve months. In some instances this criterion is up to twenty-four months due to the longer manufacturing and distribution process for such products.

Asset Impairment

We monitor the recoverability of the carrying value of our long-lived assets. An impairment charge is recognized when the expected net undiscounted future cash flows from an asset’s use (including any proceeds from disposition) are less than the asset’s carrying value, and the asset’s carrying value exceeds its fair value. Changes in the expected use of a long-lived asset group, and the financial performance of the long-lived assets group and its operating segment, are evaluated as indicators of possible impairment. Future cash flow value may include appraisals for property, plant and equipment, land and improvements, future cash flow estimates from operating the long-lived assets, and other operating considerations. There were no significant charges for impairment of long-lived assets in the periods presented.

Other Critical Accounting Policies

A summary of other significant accounting policies is discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

In January 2013, the Company adopted changes issued by the FASB to the reporting of amounts reclassified out of accumulated other comprehensive income. These changes require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. These requirements are to be applied to each component of accumulated other comprehensive income. Other than the additional disclosure requirements (see Note 12.), the adoption of these changes had no impact on the consolidated financial statements.

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

At June 30, 2013, the outstanding financial derivatives used to hedge our exposure to energy cost volatility included both natural gas and electricity hedges. For natural gas, approximately 65% of our forecasted domestic requirements are hedged for 2013, approximately 50% for 2014, and approximately 5% for 2015. The net mark-to-market valuation of these outstanding natural gas hedges at June 30, 2013 was an unrealized pre-tax loss of $3.1 million, comprised of $0.2 million classified in prepaid expenses and other current assets, $0.1 million was included in other long-term assets, $2.9 million in accrued liabilities, and $0.5 million in other long-term liabilities. For the three months ended June 30, 2013, the effects of natural gas hedging activity decreased cost of sales by $0.2 million. For electricity usage in our Western Pennsylvania operations, we have hedged approximately 10% of our on-peak and off-peak forecasted requirements for 2014. The net mark-to-market valuation of the electricity hedges was an unrealized pre-tax loss of $0.4 million, which was comprised of $0.2 million in accrued liabilities and $0.2 other long-term liabilities on the balance sheet. The effects of the hedging activity are recognized in income over the designated hedge periods.

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

As of June 30, 2013, we had entered into financial hedging arrangements primarily at the request of our customers related to firm orders for approximately 10% of our total annual nickel requirements. These nickel hedges extend to 2016. Any gain or loss associated with these hedging arrangements is included in cost of sales. At June 30, 2013, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax loss of $13.1 million, comprised of $11.2 million in accrued liabilities, and $1.9 million in long-term other liabilities on the balance sheet.

Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies expected to be received from our export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk. We may also enter into foreign currency forward contracts that are not designated as hedges, which are denominated in the same foreign currency in which export sales are denominated. At June 30, 2013, the outstanding financial derivatives, including both hedges and undesignated derivatives, that are used to manage our exposure to foreign currency, primarily euros, represented approximately 10% of our forecasted total international sales through 2016. In addition, we may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At June 30, 2013, the net mark-to-market valuation of the outstanding foreign currency forward contracts was a net asset of $10.0 million, of which $5.2 million is included in prepaid expenses and other current assets, $5.5 million was included other long-term assets, and $0.7 million was included in accrued liabilities on the balance sheet.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Interim Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2013, and they concluded that these disclosure controls and procedures are effective.

(b) Changes in Internal Controls

During the second quarter of 2013, one of our operating companies implemented a new enterprise resource planning (“ERP”) system. The implementation of the new ERP system resulted in significant changes to the nature and type of the operating company’s internal controls over financial reporting during the most recent fiscal quarter. The Company reviewed the implementation effort as well as the impact on its internal controls over financial reporting. Outside of the implementation of the ERP system, there were no other changes in our internal controls over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2013 conducted by our Chief Executive Officer and Interim Chief Financial Officer, that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

(a) Exhibits

4.1	Fourth Supplemental Indenture, dated July 12, 2013, between Allegheny Technologies Incorporated and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated July 12, 2013 (File No. 1-12001)).

10.1	Sixth Amendment to Credit Agreement, dated May 31, 2013, by and among ATI Funding Corporation, TDY Holdings, LLC, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 7, 2013 (File No. 1-12001)).

10.2	Amended and Restated Change in Control Severance Agreement between the Company and Richard J. Harshman, dated August 2, 2013 (filed herewith).

12.1	Computation of the Ratio of Earnings to Fixed Charges (filed herewith).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHENY TECHNOLOGIES INCORPORATED

(Registrant)

Date: August 5, 2013	By	/s/ Patrick J. DeCourcy
Patrick J. DeCourcy
Interim Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: August 5, 2013	By	/s/ Karl D. Schwartz
Karl D. Schwartz
Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

4.1	Fourth Supplemental Indenture, dated July 12, 2013, between Allegheny Technologies Incorporated and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated July 12, 2013 (File No. 1-12001)).

10.1	Sixth Amendment to Credit Agreement, dated May 31, 2013, by and among ATI Funding Corporation, TDY Holdings, LLC, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 7, 2013 (File No. 1-12001)).

10.2	Amended and Restated Change in Control Severance Agreement between the Company and Richard J. Harshman, dated August 2, 2013 (filed herewith).

12.1	Computation of the Ratio of Earnings to Fixed Charges (filed herewith).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document