Form 10-Q
period 2013-09-30
ALLEGHENY TECHNOLOGIES INC
filed 2013-11-01
CIK 1018963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At October 28, 2013, the registrant had outstanding 107,982,138 shares of its Common Stock.

ALLEGHENY TECHNOLOGIES INCORPORATED
SEC FORM 10-Q
Quarter Ended September 30, 2013

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Allegheny Technologies Incorporated and Subsidiaries
Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Current period unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$535.7	$304.6
Accounts receivable, net of allowances for doubtful accounts of $5.2 and $5.5 as of September 30, 2013 and December 31, 2012	576.9	613.3
Inventories, net	1,344.9	1,536.6
Prepaid expenses and other current assets	120.6	56.1
Current assets of discontinued operations	115.4	—
Total Current Assets	2,693.5	2,510.6
Property, plant and equipment, net	2,744.7	2,559.9
Cost in excess of net assets acquired	728.1	740.1
Deferred income taxes	—	71.5
Other assets	348.0	365.7
Non-current assets of discontinued operations	85.0	—
Total Assets	$6,599.3	$6,247.8
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$401.9	$499.9
Accrued liabilities	304.9	330.5
Deferred income taxes	8.2	24.0
Short term debt and current portion of long-term debt	419.9	17.1
Current liabilities of discontinued operations	33.7	—
Total Current Liabilities	1,168.6	871.5
Long-term debt	1,542.2	1,463.0
Accrued postretirement benefits	475.0	495.2
Pension liabilities	702.4	721.1
Deferred income taxes	52.1	—
Other long-term liabilities	94.9	109.9
Total Liabilities	4,035.2	3,660.7
Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized-50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-109,695,171 shares at September 30, 2013 and December 31, 2012; outstanding- 108,007,487 shares at September 30, 2013 and 107,398,963 shares at December 31, 2012	11.0	11.0
Additional paid-in capital	1,181.2	1,181.7
Retained earnings	2,335.9	2,427.6
Treasury stock: 1,687,684 shares at September 30, 2013 and 2,296,208 shares at December 31, 2012	(78.8)	(111.3)
Accumulated other comprehensive loss, net of tax	(982.6)	(1,029.4)
Total ATI stockholders’ equity	2,466.7	2,479.6
Noncontrolling interests	97.4	107.5
Total Equity	2,564.1	2,587.1
Total Liabilities and Equity	$6,599.3	$6,247.8
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Sales	$972.4	$1,131.5	$3,128.2	$3,645.5
Costs and expenses:
Cost of sales	919.3	988.8	2,886.9	3,139.6
Selling and administrative expenses	70.6	77.6	210.1	243.3
Income (loss) before interest, other income and income taxes	(17.5)	65.1	31.2	262.6
Interest expense, net	(18.2)	(17.2)	(46.5)	(55.7)
Other income, net	0.4	0.2	1.3	0.6
Income (loss) from continuing operations before income tax provision (benefit)	(35.3)	48.1	(14.0)	207.5
Income tax provision (benefit)	(8.5)	14.8	(4.4)	66.6
Income (loss) from continuing operations	(26.8)	33.3	(9.6)	140.9
Income (loss) from discontinued operations, net of tax	(5.4)	4.0	(4.4)	13.4
Net income (loss)	(32.2)	37.3	(14.0)	154.3
Less: Net income attributable to noncontrolling interests	1.6	2.0	5.4	6.4
Net income (loss) attributable to ATI	$(33.8)	$35.3	$(19.4)	$147.9

Income (loss) per common share:
Basic
Continuing operations attributable to ATI per common share	$(0.27)	$0.30	$(0.14)	$1.27
Discontinued operations attributable to ATI per common share	(0.05)	0.03	(0.04)	0.12
Basic net income (loss) attributable to ATI per common share	$(0.32)	$0.33	$(0.18)	$1.39

Diluted
Continuing operations attributable to ATI per common share	$(0.27)	$0.29	$(0.14)	$1.21
Discontinued operations attributable to ATI per common share	(0.05)	0.03	(0.04)	0.11
Diluted net income (loss) attributable to ATI per common share	$(0.32)	$0.32	$(0.18)	$1.32
Dividends declared per common share	$0.18	$0.18	$0.54	$0.54

Amounts attributable to ATI common stockholders:
Income (loss) from continuing operations, net of tax	$(28.4)	$31.3	$(15.0)	$134.5
Income (loss) from discontinued operations, net of tax	(5.4)	4.0	(4.4)	13.4
Net income (loss)	$(33.8)	$35.3	$(19.4)	$147.9
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income (loss)	$(32.2)	$37.3	$(14.0)	$154.3
Currency translation adjustment
Unrealized net change arising during the period	12.4	15.3	3.9	10.1
Unrealized holding gain on securities
Net gain arising during the period	0.1	—	0.1	0.1
Derivatives
Net derivatives gain (loss) on hedge transactions	(18.1)	7.8	(21.0)	5.5
Reclassification to net income of net realized gain	4.3	0.6	5.5	3.5
Income taxes on derivative transactions	(5.3)	3.3	(6.0)	3.5
Total	(8.5)	5.1	(9.5)	5.5
Postretirement benefit plans
Amortization of net actuarial loss	33.5	29.9	100.5	89.8
Prior service cost
Amortization to net income of net prior service credits	(3.8)	(2.9)	(11.4)	(8.8)
Income taxes on postretirement benefit plans	11.4	10.3	34.3	31.0
Total	18.3	16.7	54.8	50.0
Other comprehensive income, net of tax	22.3	37.1	49.3	65.7
Comprehensive income (loss)	(9.9)	74.4	35.3	220.0
Less: Comprehensive income attributable to noncontrolling interests	1.7	2.6	7.9	6.4
Comprehensive income (loss) attributable to ATI	$(11.6)	$71.8	$27.4	$213.6
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine months ended September 30,
	2013	2012
Operating Activities:
Net income (loss)	$(14.0)	$154.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143.5	145.1
Deferred taxes	76.1	(32.9)
Changes in operating asset and liabilities:
Inventories	126.7	(75.9)
Accounts receivable	(11.2)	23.4
Accounts payable	(77.4)	(81.4)
Retirement benefits	50.5	40.4
Accrued income taxes	(82.0)	27.2
Accrued liabilities and other	15.2	45.6
Cash provided by operating activities	227.4	245.8
Investing Activities:
Purchases of property, plant and equipment	(395.5)	(245.6)
Asset disposals and other	0.8	1.5
Cash used in investing activities	(394.7)	(244.1)
Financing Activities:
Borrowings on long-term debt	500.0	—
Payments on long-term debt and capital leases	(17.0)	(16.7)
Net payments under credit facilities	(0.1)	(10.3)
Debt issuance costs	(5.2)	—
Dividends paid to stockholders	(57.7)	(57.3)
Dividends paid to noncontrolling interests	(18.0)	—
Purchase of subsidiary shares from noncontrolling interest	—	(0.1)
Taxes on share-based compensation	2.6	5.2
Exercises of stock options and other	0.4	1.3
Shares repurchased for income tax withholding on share-based compensation	(6.6)	(23.4)
Cash provided by (used in) financing activities	398.4	(101.3)
Increase (decrease) in cash and cash equivalents	231.1	(99.6)
Cash and cash equivalents at beginning of period	304.6	380.6
Cash and cash equivalents at end of period	$535.7	$281.0
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Statements of Changes in Consolidated Equity
(In millions, except per share amounts)
(Unaudited)

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, December 31, 2011	$11.0	$1,207.1	$2,361.5	$(162.7)	$(941.6)	$96.3	$2,571.6
Net income	—	—	147.9	—	—	6.4	154.3
Other comprehensive income	—	—	—	—	65.7	—	65.7
Cash dividends on common stock ($0.54 per share)	—	—	(57.3)	—	—	—	(57.3)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	(0.1)	(0.1)
Employee stock plans	—	(23.7)	(8.5)	42.9	—	—	10.7
Balance, September 30, 2012	$11.0	$1,183.4	$2,443.6	$(119.8)	$(875.9)	$102.6	$2,744.9
Balance, December 31, 2012	$11.0	$1,181.7	$2,427.6	$(111.3)	$(1,029.4)	$107.5	$2,587.1
Net income (loss)	—	—	(19.4)	—	—	5.4	(14.0)
Other comprehensive income	—	—	—	—	46.8	2.5	49.3
Cash dividends on common stock ($0.54 per share)	—	—	(57.7)	—	—	—	(57.7)
Dividends paid to noncontrolling interest	—	—	—	—	—	(18.0)	(18.0)
Employee stock plans	—	(0.5)	(14.6)	32.5	—	—	17.4
Balance, September 30, 2013	$11.0	$1,181.2	$2,335.9	$(78.8)	$(982.6)	$97.4	$2,564.1
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
These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified in order to conform with the fiscal year 2013 presentation. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2012 Annual Report on Form 10-K. The results of operations for these interim periods are not necessarily indicative of the operating results for any future period. The December 31, 2012 financial information has been derived from the Company’s audited consolidated financial statements.
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
In January 2013, the Company adopted changes issued by the FASB to the reporting of amounts reclassified out of accumulated other comprehensive income. These changes require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. These requirements are to be applied to each component of accumulated other comprehensive income. Other than the additional disclosure requirements (see Note 13), the adoption of these changes had no impact on the consolidated financial statements.
Pending Accounting Pronouncements
In July 2013, the FASB issued new accounting guidance that requires an entity to net its liability for unrecognized tax positions against a net operating loss carryforward, a similar tax loss or a tax credit carryforward when settlement in this manner is available under the tax law. The provisions of this new guidance become effective for the Company in fiscal year 2014. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
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

Note 2. Inventories
Inventories at September 30, 2013 and December 31, 2012 were as follows (in millions):

	September 30, 2013	December 31, 2012
Raw materials and supplies	$330.7	$351.6
Work-in-process	900.3	1,063.9
Finished goods	164.7	209.0
Total inventories at current cost	1,395.7	1,624.5
Less allowances to reduce current cost values to LIFO basis	(12.4)	(76.9)
Progress payments	(38.4)	(11.0)
Total inventories, net	$1,344.9	$1,536.6
Inventories are stated at the lower of cost (last-in, first-out (“LIFO”), first-in, first-out (“FIFO”), and average cost methods) or market, less progress payments. Most of the Company’s inventory is valued utilizing the LIFO costing methodology. Inventory of the Company’s non-U.S. operations is valued using average cost or FIFO methods. The effect of using the LIFO methodology to value inventory, rather than FIFO, decreased cost of sales by $39.1 million for the first nine months of 2013 compared to a decrease of $28.4 million for the first nine months of 2012.

Note 3. Property, Plant and Equipment
Property, plant and equipment at September 30, 2013 and December 31, 2012 was as follows (in millions):

	September 30, 2013	December 31, 2012
Land	$29.9	$34.4
Buildings	947.3	921.0
Equipment and leasehold improvements	3,431.9	3,344.4
	4,409.1	4,299.8
Accumulated depreciation and amortization	(1,664.4)	(1,739.9)
Total property, plant and equipment, net	$2,744.7	$2,559.9
The construction in progress portion of property, plant and equipment at September 30, 2013 was $900.1 million.

Note 4. Discontinued Operations
On September 16, 2013, the Company announced it had entered into an agreement to sell its tungsten materials business, which produces tungsten powder, tungsten heavy alloys, tungsten carbide materials, and carbide cutting tools, for $605 million.  The transaction, which is subject to customary closing conditions and regulatory approvals, is expected to be completed during the fourth quarter 2013.
Also, during the third quarter of 2013, the Company completed a strategic review of its iron castings and fabricated components businesses. Based on current and forecasted results, these businesses were not projected to meet the Company's long-term profitable growth and return on capital employed expectations. As a result of this review, the Company closed its fabricated components business and recorded $6.4 million of pre-tax exit costs, including $5.6 million of non-cash impairment charges for long-lived assets, and $0.8 million primarily related to lease exit costs. The Company expects the cash requirements associated with lease-related exit costs to be approximately $3.8 - $4.3 million, to be incurred over the next four years. The planned divestiture of the iron castings business, which is held for sale at September 30, 2013, resulted in a $3.1 million pre-tax, non-cash long-lived asset impairment charge based on an analysis of the estimated fair value of the business, which represents Level 3 unobservable information in the fair value hierarchy.
The tungsten materials, iron castings and fabricated components businesses were all previously reported as part of the Company's Engineered Products segment. The net assets of these businesses were classified as held for sale as of the end of the third quarter of 2013 and the operating results of these businesses have been included in discontinued operations in the Company's consolidated statements of operations for all periods presented. Results of discontinued operations include $9.5 million pre-tax ($8.1 million after-tax) of charges associated with the iron castings and fabricated components divestitures.
The following table presents summarized operating results for these discontinued operations (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Sales	$77.6	$89.0	$236.7	$284.9
Income (loss) before income tax provision	$(7.1)	$6.0	$(5.4)	$20.4
Net assets of discontinued operations were $163.4 million at September 30, 2013 and consisted of the following items (in millions):

September 30, 2013
Accounts receivable, net of allowances for doubtful accounts	$47.5
Inventories, net	65.0
Prepaid expenses and other current assets	2.9
Property, plant and equipment, net	72.9
Cost in excess of net assets acquired	11.2
Other long-term assets	0.9
Total Assets	200.4
Accounts payable	20.6
Accrued liabilities	13.1
Long-term liabilities	3.3
Total Liabilities	37.0
Net Assets	$163.4

Note 5. Debt
Debt at September 30, 2013 and December 31, 2012 was as follows (in millions):

	September 30, 2013	December 31, 2012
Allegheny Technologies 5.875% Notes due 2023	$500.0	$—
Allegheny Technologies 5.95% Notes due 2021	500.0	500.0
Allegheny Technologies 4.25% Convertible Notes due 2014	402.5	402.5
Allegheny Technologies 9.375% Notes due 2019	350.0	350.0
Allegheny Ludlum 6.95% debentures due 2025	150.0	150.0
ATI Ladish Series B 6.14% Notes due 2016 (a)	18.4	24.8
ATI Ladish Series C 6.41% Notes due 2015 (b)	21.4	32.5
Domestic Bank Group $400 million unsecured credit facility	—	—
Foreign credit facilities	14.3	14.2
Industrial revenue bonds, due through 2020, and other	5.5	6.1
Total short-term and long-term debt	1,962.1	1,480.1
Short-term debt and current portion of long-term debt	419.9	17.1
Total long-term debt	$1,542.2	$1,463.0

(a)	Includes fair value adjustments of $1.2 million at September 30, 2013 and $1.9 million at December 31, 2012.

(b)	Includes fair value adjustments of $1.4 million at September 30, 2013 and $2.5 million at December 31, 2012.
On July 12, 2013, ATI issued $500 million aggregate principal amount of 5.875% Senior Notes due 2023 (the “2023 Notes”). Interest on the 2023 Notes is payable semi-annually in arrears at a rate of 5.875% per year and will mature on August 15, 2023, unless redeemed or repurchased earlier. The interest rate payable on the 2023 Notes is subject to adjustment in the event of a change in the credit ratings on the 2023 Notes. A downgrade of the Company's credit ratings could result in an increase to the interest cost with respect to the 2023 Notes. The Company will use net proceeds from the offering of the 2023 Notes for general corporate purposes which may include repurchases, repayment or refinancing of debt, capital expenditures, additions to working capital, the financing of future acquisitions or strategic combinations.
In May and September 2013, the Company amended its $400 million senior unsecured domestic revolving credit facility to, among other things, extend the expiration date of the commitments of the lenders thereunder to May 31, 2018 and to modify the maximum leverage ratio and minimum interest coverage ratio permitted under the facility. Under the terms of the facility, the Company may increase the size of the credit facility by up to $100 million without seeking the further approval of the lending group. As amended, the facility requires the Company to maintain a leverage ratio (consolidated total indebtedness divided by consolidated earnings before interest, taxes and depreciation and amortization for the four prior fiscal quarters) of 4.50 for the quarter ended September 30, 2013. The maximum leverage ratio is reduced to 4.0 beginning with the quarter ended December 31, 2013, then to 3.75 for the quarter ended March 31, 2015 and is further reduced to 3.50 beginning with the quarter ended June 30, 2015 and for each fiscal quarter thereafter. As amended, the credit facility requires that the Company maintain an interest coverage ratio (consolidated earnings before interest and taxes divided by interest expense) of not less than 2.0 for the quarter ended September 30, 2013, 1.75 for the quarter ended December 31, 2013, and 2.0 for the quarter ended March 31, 2014 and for each fiscal quarter thereafter. At September 30, 2013, the leverage ratio was 4.18 and the interest coverage ratio was 2.71. The definition of consolidated earnings before interest and taxes, and consolidated earnings before interest, taxes, depreciation and amortization as used in the interest coverage and leverage ratios excludes any non-cash pension expense or income, and consolidated indebtedness in the leverage ratio is net of cash on hand in excess of $50 million. The Company was in compliance with these required ratios during all applicable periods. As of September 30, 2013, there were no outstanding borrowings made against the facility, although a portion of the facility was used to support approximately $4 million in letters of credit. The facility includes a $200 million sublimit for the issuance of letters of credit.
The Company has an additional separate credit facility for the issuance of letters of credit. As of September 30, 2013, $32 million in letters of credit were outstanding under this facility.
In addition, Shanghai STAL Precision Stainless Steel Company Limited (STAL), the Company’s Chinese joint venture company in which ATI has a 60% interest, has a 205 million renminbi (approximately $33 million at September 30, 2013 exchange rates) revolving credit facility with a group of banks, which expires in August 2014. This credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners. As of September 30, 2013, there were no borrowings under this credit facility.
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
The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of September 30, 2013, the Company had entered into financial hedging arrangements primarily at the request of its customers, related to firm orders, for an aggregate notional amount of approximately 7% of its estimated annual nickel requirements. These nickel hedges extend to 2020.
At September 30, 2013, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility included natural gas cost hedges for approximately 80% of its annual forecasted domestic requirements for 2013, approximately 75% for 2014, and approximately 30% for 2015, and electricity hedges for Western Pennsylvania operations of approximately 10% of its forecasted on-peak and off-peak requirements for 2014.
While the majority of the Company’s direct export sales are transacted in U.S. dollars, foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk. The Company may also enter into foreign currency forward contracts that are not designated as hedges, which are denominated in the same foreign currency in which export sales are denominated. At September 30, 2013, the outstanding financial derivatives, including both hedges and undesignated derivatives, that are used to manage the Company’s exposure to foreign currency, primarily euros, represented approximately 10% of its forecasted total international sales through 2016. In addition, the Company may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions.
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

(in millions): Asset derivatives	Balance sheet location	September 30, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$0.3	$2.9
Nickel and other raw material contracts	Prepaid expenses and other current assets	—	0.6
Natural gas contracts	Prepaid expenses and other current assets	0.4	0.4
Foreign exchange contracts	Other assets	—	0.9
Nickel and other raw material contracts	Other assets	0.1	0.3
Natural gas contracts	Other assets	0.2	0.7
Total derivatives designated as hedging instruments:		1.0	5.8
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	—	0.4
Total derivatives not designated as hedging instruments:		—	0.4
Total asset derivatives		$1.0	$6.2
Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Natural gas contracts	Accrued liabilities	$2.2	$4.4
Nickel and other raw material contracts	Accrued liabilities	9.3	1.1
Foreign exchange contracts	Accrued liabilities	4.0	1.7
Electricity contracts	Accrued liabilities	0.4	0.3
Natural gas contracts	Other long-term liabilities	0.3	0.6
Electricity contracts	Other long-term liabilities	0.1	0.4
Foreign exchange contracts	Other long-term liabilities	3.0	1.4
Nickel and other raw material contracts	Other long-term liabilities	1.5	0.3
Total derivatives designated as hedging instruments:		20.8	10.2
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accrued liabilities	1.6	1.6
Total derivatives not designated as hedging instruments:		1.6	1.6
Total liability derivatives		$22.4	$11.8
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

Activity with regard to derivatives designated as cash flow hedges for the three and nine month periods ended September 30, 2013 and 2012 was as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (a)		Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
Derivatives in Cash Flow	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
Hedging Relationships	2013	2012	2013	2012	2013	2012
Nickel and other raw material contracts	$0.2	$4.8	$(1.3)	$(1.5)	$—	$—
Natural gas contracts	0.1	1.2	(0.6)	(1.8)	—	—
Electricity contracts	(0.1)	0.2	—	(0.5)	—	—
Foreign exchange contracts	(11.3)	(1.4)	(0.7)	3.5	—	—
Total	$(11.1)	$4.8	$(2.6)	$(0.3)	$—	$—

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (a)		Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
Derivatives in Cash Flow	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
Hedging Relationships	2013	2012	2013	2012	2013	2012
Nickel and other raw material contracts	$(8.6)	$0.1	$(2.3)	$(2.3)	$—	$—
Natural gas contracts	(0.2)	(2.1)	(1.5)	(6.8)	—	—
Electricity contracts	(0.1)	(0.9)	(0.2)	(1.6)	—	—
Foreign exchange contracts	(4.0)	6.3	0.6	8.6	—	—
Total	$(12.9)	$3.4	$(3.4)	$(2.1)	$—	$—

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
Assuming market prices remain constant with those at September 30, 2013, a loss of $9.4 million is expected to be recognized over the next 12 months.
The disclosures of gains or losses presented above for nickel and other raw material contracts and foreign currency contracts do not take into account the anticipated underlying transactions. Since these derivative contracts represent hedges, the net effect of any gain or loss on results of operations may be fully or partially offset.

Derivatives that are not designated as hedging instruments were as follows:

In millions	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated	Three months ended September 30,		Nine months ended September 30,
as Hedging Instruments	2013	2012	2013	2012
Foreign exchange contracts	$(0.7)	$(1.9)	$(0.3)	$(2.0)
Changes in the fair value of foreign exchange contract derivatives not designated as hedging instruments are recorded in cost of sales.

Note 7. Fair Value of Financial Instruments
The estimated fair value of financial instruments at September 30, 2013 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$535.7	$535.7	$535.7	$—
Derivative financial instruments:
Assets	1.0	1.0	—	1.0
Liabilities	22.4	22.4	—	22.4
Debt	1,962.1	2,102.1	2,042.4	59.7
The estimated fair value of financial instruments at December 31, 2012 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$304.6	$304.6	$304.6	$—
Derivative financial instruments:
Assets	6.2	6.2	—	6.2
Liabilities	11.8	11.8	—	11.8
Debt	1,480.1	1,703.2	1,625.6	77.6
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
For the three month periods ended September 30, 2013 and 2012, the components of pension expense and components of other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012
Service cost - benefits earned during the year	$10.0	$8.8	$0.8	$0.8
Interest cost on benefits earned in prior years	30.3	33.1	5.6	6.5
Expected return on plan assets	(43.8)	(45.4)	(0.1)	(0.2)
Amortization of prior service cost (credit)	0.8	1.6	(4.6)	(4.5)
Amortization of net actuarial loss	29.2	26.3	4.3	3.6
Total retirement benefit expense	$26.5	$24.4	$6.0	$6.2
For the nine month periods ended September 30, 2013 and 2012, the components of pension expense and components of other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Nine months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Service cost - benefits earned during the year	$30.0	$26.3	$2.4	$2.4
Interest cost on benefits earned in prior years	90.9	99.3	16.8	19.5
Expected return on plan assets	(131.4)	(136.1)	(0.3)	(0.6)
Amortization of prior service cost (credit)	2.3	4.8	(13.7)	(13.6)
Amortization of net actuarial loss	87.6	78.9	12.9	10.9
Total retirement benefit expense	$79.4	$73.2	$18.1	$18.6
Other postretirement benefit costs for a defined contribution plan were $2.0 million for both the three and nine months ended September 30, 2013.

Note 9. Income Taxes
Third quarter 2013 results included a benefit for income taxes of $8.5 million, or 24.1% of loss before tax, compared to a provision of $14.8 million, or 30.8% of income before tax, for the comparable period. The third quarter of 2013 included a lower than normal tax benefit due to the impacts of income taxes reported in both domestic and foreign jurisdictions.
For the first nine months of 2013, the benefit for income taxes was $4.4 million, or 31.4% of loss before tax, compared to a provision of $66.6 million, or 32.1% of income before tax, for the nine months of 2012. The first nine months of 2013 included a discrete tax benefit of $6.7 million, primarily associated with adjustments to prior years’ taxes and 2013 Federal tax law changes. The first nine months of 2012 included a discrete tax benefit of $4.2 million primarily related to state income taxes.

Note 10. Business Segments
In the third quarter of 2013, the Company restructured its Engineered Products segment due to the planned divestitures of its tungsten materials and casting services businesses and the closure of the fabricated components business (see Note 4). Such restructuring included the integration of the previously standalone specialty steel forgings business into ATI Ladish’s forgings operations in the High Performance Metals segment, and the integration of its precision titanium and specialty alloy flat-rolled finishing business into ATI Allegheny Ludlum’s specialty plate business in the Flat-Rolled Products segment. The segment results for High Performance Metals and Flat-Rolled Products below reflect these changes for all periods presented. The other businesses that comprised the Engineered Products segment are classified as discontinued operations, and are not reported within business segment results.
Following is certain financial information with respect to the Company’s business segments for the periods indicated (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Total sales:
High Performance Metals	$481.2	$591.8	$1,561.7	$1,858.0
Flat-Rolled Products	515.6	573.1	1,644.0	1,892.5
	996.8	1,164.9	3,205.7	3,750.5
Intersegment sales:
High Performance Metals	17.3	21.2	53.6	69.1
Flat-Rolled Products	7.1	12.2	23.9	35.9
	24.4	33.4	77.5	105.0
Sales to external customers:
High Performance Metals	463.9	570.6	1,508.1	1,788.9
Flat-Rolled Products	508.5	560.9	1,620.1	1,856.6
	$972.4	$1,131.5	$3,128.2	$3,645.5
Operating profit (loss):
High Performance Metals	$48.0	$87.4	$192.0	$303.8
Flat-Rolled Products	(20.4)	26.1	(16.7)	118.4
Total operating profit	27.6	113.5	175.3	422.2
Corporate expenses	(8.1)	(14.9)	(32.3)	(52.4)
Interest expense, net	(18.2)	(17.2)	(46.5)	(55.7)
Closed company and other expenses	(2.1)	(2.7)	(11.0)	(14.8)
Retirement benefit expense	(34.5)	(30.6)	(99.5)	(91.8)
Income (loss) before income taxes	$(35.3)	$48.1	$(14.0)	$207.5
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
Corporate expenses for the three months ended September 30, 2013 were $8.1 million compared to $14.9 million for the three months ended September 30, 2012. The decrease in corporate expenses was primarily related to lower incentive compensation expenses associated with annual and long-term performance plans, and a favorable litigation settlement.
Interest expense, net of interest income, in the third quarter was $18.2 million, compared to net interest expense of $17.2 million in the third quarter 2012. The increase in interest expense was primarily due the 2023 Notes issued on July 12, 2013, partially offset by increased capitalized interest on major strategic projects. Interest expense benefited from the capitalization of interest costs of $12.7 million in the third quarter 2013 compared to $6.6 million in the third quarter 2012. The increased capitalized interest amounts are primarily related to the Hot-Rolling and Processing Facility.

Closed company and other expenses primarily includes charges incurred in connection with closed operations and other non-operating income or expense. These items are presented primarily in selling and administrative expenses and in other income in the statements of operations. These items resulted in net charges of $2.1 million for the three months ended September 30, 2013 and $2.7 million for the three months ended September 30, 2012.
Retirement benefit expense, which includes pension expense and other postretirement expense, increased to $34.5 million in the third quarter 2013, compared to $30.6 million in the third quarter 2012. This increase was primarily due to the utilization of a lower discount rate to value retirement benefit obligations and increased expense for defined contribution plan other postretirement benefits.
Note 11. Per Share Information
The following table sets forth the computation of basic and diluted income from continuing operations per common share:

	Three Months Ended		Nine months ended
(in millions, except per share amounts):	September 30,		September 30,
	2013	2012	2013	2012
Numerator for basic income (loss) from continuing operations per common share -
Income (loss) from continuing operations attributable to ATI	$(28.4)	$31.3	$(15.0)	$134.5
Effect of dilutive securities:
4.25% Convertible Notes due 2014	—	2.1	—	6.5
Numerator for diluted income (loss) from continuing operations per common share -
Income (loss) from continuing operations available to ATI after assumed conversions	$(28.4)	$33.4	$(15.0)	$141.0
Denominator for basic net income per common share-weighted average shares	106.8	106.2	106.7	106.1
Effect of dilutive securities:
Share-based compensation	—	0.9	—	0.9
4.25% Convertible Notes due 2014	—	9.6	—	9.6
Denominator for diluted net income per common share – adjusted weighted average shares assuming conversions	106.8	116.7	106.7	116.6
Basic income (loss) from continuing operations attributable to ATI per common share	$(0.27)	$0.30	$(0.14)	$1.27
Diluted income (loss) from continuing operations attributable to ATI per common share	$(0.27)	$0.29	$(0.14)	$1.21
Common stock that would be issuable upon the assumed conversion of the 2014 Convertible Notes and other option equivalents and contingently issuable shares are excluded from the computation of contingently issuable shares, and therefore, from the denominator for diluted earnings per share, if the effect of inclusion is anti-dilutive. Excluded shares for the three and nine month periods ended September 30, 2013 were 10.0 million shares. There were no anti-dilutive shares for the periods ended September 30, 2012.

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
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
September 30, 2013

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$2.6	$7.3	$525.8	$—	$535.7
Accounts receivable, net	3.4	187.5	386.0		576.9
Intercompany notes receivable	—	—	1,261.4	(1,261.4)	—
Inventories, net	—	267.1	1,077.8	—	1,344.9
Prepaid expenses and other current assets	82.9	9.3	28.4	—	120.6
Current assets of discontinued operations	—	—	115.4	—	115.4
Total current assets	88.9	471.2	3,394.8	(1,261.4)	2,693.5
Property, plant and equipment, net	3.2	1,211.8	1,529.7	—	2,744.7
Cost in excess of net assets acquired	—	112.1	616.0	—	728.1
Intercompany notes receivable	—	—	200.0	(200.0)	—
Investment in subsidiaries	5,605.5	37.7	—	(5,643.2)	—
Other assets	39.5	31.3	277.2	—	348.0
Non-current assets of discontinued operations	—	—	85.0	—	85.0
Total assets	$5,737.1	$1,864.1	$6,102.7	$(7,104.6)	$6,599.3
Liabilities and stockholders’ equity:
Accounts payable	$4.6	$230.8	$166.5	$—	$401.9
Accrued liabilities	46.9	57.0	201.0	—	304.9
Intercompany notes payable	664.5	596.9	—	(1,261.4)	—
Deferred income taxes	8.2	—	—	—	8.2
Short-term debt and current portion of long-term debt	402.9	0.1	16.9	—	419.9
Current liabilities of discontinued operations	—	—	33.7	—	33.7
Total current liabilities	1,127.1	884.8	418.1	(1,261.4)	1,168.6
Long-term debt	1,350.9	150.5	40.8	—	1,542.2
Intercompany notes payable	—	200.0	—	(200.0)	—
Accrued postretirement benefits	—	183.1	291.9	—	475.0
Pension liabilities	638.1	4.7	59.6	—	702.4
Deferred income taxes	52.1	—	—	—	52.1
Other long-term liabilities	4.8	19.3	70.8	—	94.9
Total liabilities	3,173.0	1,442.4	881.2	(1,461.4)	4,035.2
Total stockholders’ equity	2,564.1	421.7	5,221.5	(5,643.2)	2,564.1
Total liabilities and stockholders’ equity	$5,737.1	$1,864.1	$6,102.7	$(7,104.6)	$6,599.3

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Income and Comprehensive Income
For the three months ended September 30, 2013

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$422.3	$550.1	$—	$972.4
Cost of sales	19.4	424.3	475.6	—	919.3
Selling and administrative expenses	35.4	7.4	27.8	—	70.6
Income (loss) before interest, other income and income taxes	(54.8)	(9.4)	46.7	—	(17.5)
Interest expense, net	(17.3)	(9.7)	8.8	—	(18.2)
Other income (loss) including equity in income of unconsolidated subsidiaries	36.8	0.1	0.3	(36.8)	0.4
Income (loss) from continuing operations before income tax provision (benefit)	(35.3)	(19.0)	55.8	(36.8)	(35.3)
Income tax provision (benefit)	(8.5)	(6.6)	22.4	(15.8)	(8.5)
Income (loss) from continuing operations	(26.8)	(12.4)	33.4	(21.0)	(26.8)
Income (loss)from discontinued operations, net of tax	(5.4)	—	(2.5)	2.5	(5.4)
Net income (loss)	(32.2)	(12.4)	30.9	(18.5)	(32.2)
Less: Net income (loss) attributable to noncontrolling interests	—	—	1.6	—	1.6
Net income (loss) attributable to ATI	$(32.2)	$(12.4)	$29.3	$(18.5)	$(33.8)
Comprehensive income (loss) attributable to ATI	$(9.9)	$(12.2)	$42.0	$(31.5)	$(11.6)
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Income and Comprehensive Income
For the nine months ended September 30, 2013

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$1,375.2	$1,753.0	$—	$3,128.2
Cost of sales	55.5	1,359.5	1,471.9	—	2,886.9
Selling and administrative expenses	88.9	27.3	93.9	—	210.1
Income (loss) before interest, other income and income taxes	(144.4)	(11.6)	187.2	—	31.2
Interest expense, net	(45.5)	(27.0)	26.0	—	(46.5)
Other income (loss) including equity in income of unconsolidated subsidiaries	175.9	0.6	0.8	(176.0)	1.3
Income (loss) from continuing operations before income tax provision (benefit)	(14.0)	(38.0)	214.0	(176.0)	(14.0)
Income tax provision (benefit)	(4.4)	(9.8)	76.6	(66.8)	(4.4)
Income (loss) from continuing operations	(9.6)	(28.2)	137.4	(109.2)	(9.6)
Income (loss) from discontinued operations, net of tax	(4.4)	—	(0.2)	0.2	(4.4)
Net income (loss)	(14.0)	(28.2)	137.2	(109.0)	(14.0)
Less: Net income attributable to noncontrolling interests	—	—	5.4	—	5.4
Net income (loss) attributable to ATI	$(14.0)	$(28.2)	$131.8	$(109.0)	$(19.4)
Comprehensive income (loss) attributable to ATI	$35.3	$(27.8)	$134.8	$(114.9)	$27.4

Condensed Statements of Cash Flows
For the nine months ended September 30, 2013

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(9.1)	$(87.2)	$348.0	$(24.3)	$227.4
Investing Activities:
Purchases of property, plant and equipment	(0.2)	(359.1)	(36.2)	—	(395.5)
Net receipts/(payments) on intercompany activity	—	—	(31.4)	31.4	—
Asset disposals and other	0.1	0.1	0.6	—	0.8
Cash flows provided by (used in) investing activities	(0.1)	(359.0)	(67.0)	31.4	(394.7)
Financing Activities:
Borrowings on long-term debt	500.0	—	—	—	500.0
Net receipts/(payments) on intercompany activity	(409.0)	440.4	—	(31.4)	—
Dividends paid to stockholders	(57.7)	—	(24.3)	24.3	(57.7)
Other	(27.0)	—	(16.9)	—	(43.9)
Cash flows provided by (used in) financing activities	6.3	440.4	(41.2)	(7.1)	398.4
Increase (decrease) in cash and cash equivalents	$(2.9)	$(5.8)	$239.8	$—	$231.1

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
December 31, 2012

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$5.5	$13.1	$286.0	$—	$304.6
Accounts receivable, net	0.4	190.1	422.8	—	613.3
Intercompany notes receivable	—	—	1,289.9	(1,289.9)	—
Inventories, net	—	311.1	1,225.5	—	1,536.6
Prepaid expenses and other current assets	1.1	10.2	44.8	—	56.1
Total current assets	7.0	524.5	3,269.0	(1,289.9)	2,510.6
Property, plant and equipment, net	3.9	882.2	1,673.8	—	2,559.9
Cost in excess of net assets acquired	—	112.1	628.0	—	740.1
Deferred income taxes	71.5	—	—	—	71.5
Intercompany notes receivable	—	—	200.1	(200.1)	—
Investment in subsidiaries	5,545.4	33.7	—	(5,579.1)	—
Other assets	50.5	35.5	279.7	—	365.7
Total assets	$5,678.3	$1,588.0	$6,050.6	$(7,069.1)	$6,247.8
Liabilities and stockholders’ equity:
Accounts payable	$5.3	$262.6	$232.0	$—	$499.9
Accrued liabilities	64.0	62.2	204.3	—	330.5
Intercompany notes payable	$1,073.4	$216.5	$—	$(1,289.9)	—
Deferred income taxes	24.0	—	—	—	24.0
Short-term debt and current portion of long-term debt	0.3	0.1	16.7	—	17.1
Total current liabilities	1,167.0	541.4	453.0	(1,289.9)	871.5
Long-term debt	1,253.4	150.5	59.1	—	1,463.0
Intercompany notes payable	—	200.1	—	(200.1)
Accrued postretirement benefits	—	198.2	297.0	—	495.2
Pension liabilities	651.7	5.1	64.3	—	721.1
Other long-term liabilities	19.1	20.8	70.0	—	109.9
Total liabilities	3,091.2	1,116.1	943.4	(1,490.0)	3,660.7
Total stockholders’ equity	2,587.1	471.9	5,107.2	(5,579.1)	2,587.1
Total liabilities and stockholders’ equity	$5,678.3	$1,588.0	$6,050.6	$(7,069.1)	$6,247.8

The condensed consolidating balance sheets at December 31, 2012 have been restated to revise the presentation of intercompany balances, and to reflect equity elimination entries between Non-guarantor Subsidiaries within the Non-guarantor balance sheet, rather than as part of Eliminations. These revisions increased Non-guarantor balances of total current assets $1,289.9 million and total assets $1,112.7 million, decreased total current liabilities and total liabilities $196.8 million, and increased total stockholders' equity $1,309.5 million. The Subsidiary balances of total assets, total current liabilities and total liabilities were each reduced by $141.1 million to reclassify intercompany balances to a net payable presentation. There was no impact to the consolidated financial statements as a result of these presentation changes.

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Income and Comprehensive Income
For the three months ended September 30, 2012

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$483.6	$647.9	$—	$1,131.5
Cost of sales	15.1	453.8	519.9	—	988.8
Selling and administrative expenses	33.7	10.8	33.1	—	77.6
Income (loss) before interest, other income and income taxes	(48.8)	19.0	94.9	—	65.1
Interest income (expense), net	(14.7)	(2.7)	0.2	—	(17.2)
Other income (loss) including equity in income of unconsolidated subsidiaries	111.6	(5.2)	7.8	(114.0)	0.2
Income from continuing operations before income tax provision	48.1	11.1	102.9	(114.0)	48.1
Income tax provision	14.8	4.6	33.3	(37.9)	14.8
Income from continuing operations	33.3	6.5	69.6	(76.1)	33.3
Income from discontinued operations, net of tax	4.0	—	4.6	(4.6)	4.0
Net income	37.3	6.5	74.2	(80.7)	37.3
Less: Net income attributable to noncontrolling interests	—	—	2.0	—	2.0
Net income attributable to ATI	$37.3	$6.5	$72.2	$(80.7)	$35.3
Comprehensive income attributable to ATI	$74.4	$6.3	$87.3	$(96.2)	$71.8
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Income and Comprehensive Income
For the nine months ended September 30, 2012

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$1,614.2	$2,031.3	$—	$3,645.5
Cost of sales	41.8	1,488.7	1,609.1	—	3,139.6
Selling and administrative expenses	109.1	33.2	101.0	—	243.3
Income (loss) before interest, other income and income taxes	(150.9)	92.3	321.2	—	262.6
Interest expense, net	(47.3)	(7.9)	(0.5)	—	(55.7)
Other income (loss) including equity in income of unconsolidated subsidiaries	405.7	(16.1)	24.2	(413.2)	0.6
Income from continuing operations before income tax provision	207.5	68.3	344.9	(413.2)	207.5
Income tax provision	66.6	26.9	116.9	(143.8)	66.6
Income from continuing operations	140.9	41.4	228.0	(269.4)	140.9
Income from discontinued operations, net of tax	13.4	—	16.1	(16.1)	13.4
Net income	154.3	41.4	244.1	(285.5)	154.3
Less: Net income attributable to noncontrolling interests	—	—	6.4	—	6.4
Net income attributable to ATI	$154.3	$41.4	$237.7	$(285.5)	$147.9
Comprehensive income attributable to ATI	$220.0	$40.6	$249.2	$(296.2)	$213.6

Condensed Statements of Cash Flows
For the nine months ended September 30, 2012

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(26.1)	$4.1	$267.8	$—	$245.8
Investing Activities:
Purchases of property, plant and equipment	(1.0)	(192.5)	(52.1)	—	(245.6)
Net receipts/(payments) on intercompany activity	—	—	(187.0)	187.0	—
Asset disposals and other	—	0.2	1.3	—	1.5
Cash flows used in investing activities	(1.0)	(192.3)	(237.8)	187.0	(244.1)
Financing Activities:
Net receipts/(payments) on intercompany activity	103.8	83.2	—	(187.0)	—
Dividends paid to stockholders	(57.3)	—	—	—	(57.3)
Other	(17.0)	(0.1)	(26.9)	—	(44.0)
Cash flows provided by (used in) financing activities	29.5	83.1	(26.9)	(187.0)	(101.3)
Increase (decrease) in cash and cash equivalents	$2.4	$(105.1)	$3.1	$—	$(99.6)

The condensed consolidating statements of cash flows for the nine months ended September 30, 2012 have been revised to reclassify intercompany activities between operating, investing and financing activities, rather than entirely as financing activities, as previously presented. These revisions increased (decreased) cash flows provided by (used in) the consolidating statements of cash flows as follows, in millions: operating activities for the Guarantor Parent, Subsidiary, Non-guarantor Subsidiaries and Eliminations, $(4.4), $42.7, $(42.5) and $4.2, respectively; investing activities for the Non-guarantor Subsidiaries and Eliminations, $(187.0) and $187.0, respectively; and financing activities for the Guarantor Parent, Subsidiary, Non-guarantor Subsidiaries and Eliminations, $4.4, $(42.7), $229.5 and $(191.2), respectively.

Note 13. Accumulated Other Comprehensive Income (Loss)
The changes in the accumulated other comprehensive income (loss) (AOCI) by component, net of tax, for the three month period ended September 30, 2013 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Unrealized holding gains on securities		Derivatives		Total
Attributable to ATI:
Balance, June 30, 2013		$(993.5)		$(7.5)		$(0.1)		$(3.7)	$(1,004.8)
OCI before reclassifications		—		12.3		0.1		(11.1)	1.3
Amounts reclassified from AOCI	(a)	18.3	(b)	—	(b)	—	(c)	2.6	20.9
Net current-period OCI		18.3		12.3		0.1		(8.5)	22.2
Balance, September 30, 2013		$(975.2)		$4.8		$—		$(12.2)	$(982.6)
Attributable to noncontrolling interests:
Balance, June 30, 2013		$—		$26.1		$—		$—	$26.1
OCI before reclassifications		—		0.1		—		—	0.1
Net current-period OCI		—		0.1		—		—	0.1
Balance, September 30, 2013		$—		$26.2		$—		$—	$26.2
The changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, for the nine month period ended September 30, 2013 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Unrealized holding gains on securities		Derivatives		Total
Attributable to ATI:
Balance, December 31, 2012		$(1,030.0)		$3.4		$(0.1)		$(2.7)	$(1,029.4)
OCI before reclassifications		—		1.4		0.1		(12.9)	(11.4)
Amounts reclassified from AOCI	(a)	54.8	(b)	—	(b)	—	(c)	3.4	58.2
Net current-period OCI		54.8		1.4		0.1		(9.5)	46.8
Balance, September 30, 2013		$(975.2)		$4.8		$—		$(12.2)	$(982.6)
Attributable to noncontrolling interests:
Balance, December 31, 2012		$—	$	$23.7		$—		$—	$23.7
OCI before reclassifications		—		2.5		—		—	2.5
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		2.5		—		—	2.5
Balance, September 30, 2013		$—		$26.2		$—		$—	$26.2

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 8).

(b)	No amounts were reclassified to earnings.

(c)	Amounts were included in cost of goods sold in the period or periods the hedged item affects earnings (see Note 6).

Reclassifications out of AOCI for the three and nine month periods ended September 30, 2013 were as follows:

	Amount reclassified from AOCI (c)
Details about AOCI Components (in millions)	Three months ended September 30, 2013		Nine months ended September 30, 2013		Affected line item in the statement of operations
Postretirement benefit plans
Prior service (cost) credit	3.8	(a)	11.4	(a)
Actuarial losses	(33.5)	(a)	(100.5)	(a)
	(29.7)	(c)	(89.1)	(c)	Total before tax
	(11.4)		(34.3)		Tax provision (benefit)
	$(18.3)		$(54.8)		Net of tax
Derivatives
Nickel and other raw material contracts	$(2.3)	(b)	$(3.8)	(b)
Natural gas contracts	(0.9)	(b)	(2.4)	(b)
Electricity contracts	—	(b)	(0.3)	(b)
Foreign exchange contracts	(1.1)	(b)	1.0	(b)
	(4.3)	(c)	(5.5)	(c)	Total before tax
	(1.7)		(2.1)		Tax provision (benefit)
	$(2.6)		$(3.4)		Net of tax

(a)
Amounts are included in the computation of pension and other postretirement benefit expense, which is reported in both cost of goods sold and selling and administrative expenses. For additional information, see Note 8.

(b)	Amounts are included in cost of goods sold in the period or periods the hedged item affects earnings. For additional information, see Note 6.

(c)
For pretax items, positive amounts are income and negative amounts are expense in terms of the impact to net income. Tax effects are presented in conformity with ATI’s presentation in the consolidated statements of operations.

Note 14. Commitments and Contingencies
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

At September 30, 2013, the Company’s reserves for environmental remediation obligations totaled approximately $15 million, of which $9 million was included in other current liabilities. The reserve includes estimated probable future costs of $5 million for federal Superfund and comparable state-managed sites; $7 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $2 million for owned or controlled sites at which Company operations have been discontinued; and $1 million for sites utilized by the Company in its ongoing operations. The Company continues to evaluate whether it may be able to recover a portion of past and future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate.

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
Based on currently available information, it is reasonably possible that costs for recorded matters may exceed the Company’s recorded reserves by as much as $8 million. In addition, as part of the agreement to sell the tungsten materials business, the Company has agreed to indemnify the buyer for a five year period for conditional asset retirement obligation costs up to $13 million, which is approximately $9.5 million above the Company's recorded reserve for this matter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Allegheny Technologies is one of the largest and most diversified specialty metals producers in the world. We use innovative technologies to offer global markets a wide range of specialty metals solutions. Our products include titanium and titanium alloys, nickel-based alloys and superalloys, zirconium and related alloys, advanced powder alloys, stainless and specialty steel alloys, grain-oriented electrical steel, forgings, castings, and machining capabilities. Our specialty metals are produced in a wide range of alloys and product forms and are selected for use in applications that demand metals having exceptional hardness, toughness, strength, resistance to heat, corrosion or abrasion, or a combination of these characteristics. ATI is a fully integrated supplier, from alloy development, to raw materials (for titanium sponge) to melting and hot-working (for other specialty alloy systems), through highly engineered finished components.
On September 16, 2013, we announced an agreement to sell our tungsten materials business to Kennametal Inc. for $605 million. The transaction is expected to be completed during the fourth quarter 2013, and we expect to record a significant gain in the fourth quarter as a result of this divestiture. The financial results of the tungsten materials business are reported as discontinued operations for all periods presented.
On October 14, 2013, we announced the restructuring of our Engineered Products segment, including the integration of the previously standalone specialty steel forgings business into ATI Ladish's forgings operations in the High Performance Metals segment, and the integration of our precision titanium and specialty alloy flat-rolled finishing business into ATI Allegheny Ludlum's specialty plate business in the Flat-Rolled Products segment. Segment results for High Performance Metals and Flat-Rolled Products reflect these changes for all periods presented.
We also announced the completion of a strategic review of our iron castings and fabricated components businesses, which were also part of the Engineered Products segment. Based on current and forecasted financial results, these businesses were not projected to meet our long-term profitable growth and return on capital employed expectations. The fabricated components business was closed in the third quarter 2013, and the iron castings business is classified as held for sale at September 30, 2013. Results for these two operations are now classified in discontinued operations, and are not reported within our sales, results of continuing operations, or business segment results. We recorded $9.5 million of pre-tax charges ($8.1 million after tax) in the third quarter 2013 primarily related to impairment of long-lived assets associated with these operations.
In the third quarter, we experienced sluggish demand for many of our major end markets. Sales for the third quarter 2013 were $972 million, compared to $1.13 billion in the third quarter 2012. Compared to the third quarter 2012, sales decreased 19% in the High Performance Metals segment and 9% in the Flat-Rolled Products segment. For the first nine months of 2013, total sales were $3.13 billion, 14% less than for first nine months of 2012. During the third quarter 2013, jet engine destocking at OEMs, while beginning to show signs of stabilizing, continued to impact shipments of both mill products and forged and machined components in our High Performance Metals segment. Lackluster economic growth in the U.S. and Europe, resulting in excess supply of natural gas, has temporarily softened demand from the oil and gas market. Also, global economic uncertainties and slowing global GDP growth has reduced project-related demand for our Flat-Rolled Products segment industrial titanium and nickel-based and specialty alloy sheet and plate products.

Demand from the global aerospace and defense, electrical energy, oil and gas, chemical process industry, and medical markets represented 69% of our sales for the nine month period ended September 30, 2013. Comparative information for our overall revenues (in millions) by market and their respective percentages of total revenues for the three and nine month periods ended September 30, 2013 and 2012 were as follows:

	Three Months Ended		Three Months Ended
Market	September 30, 2013		September 30, 2012
Aerospace & Defense	$329.3	34%	$386.6	34%
Oil & Gas/Chemical Process Industry	174.0	18%	201.5	18%
Electrical Energy	114.4	11%	141.5	12%
Medical	48.1	5%	48.5	4%
Subtotal - Key Markets	665.8	68%	778.1	68%
Automotive	84.1	9%	85.2	8%
Construction/Mining	59.9	6%	89.6	8%
Food Equipment & Appliances	55.8	6%	56.0	5%
Electronics/Computers/Communication	40.5	4%	42.9	4%
Transportation	29.2	3%	47.8	4%
Conversion Services & Other	37.1	4%	31.9	3%
Total	$972.4	100%	$1,131.5	100%

	Nine months ended		Nine months ended
Market	September 30, 2013		September 30, 2012
Aerospace & Defense	$1,086.0	35%	$1,218.2	33%
Oil & Gas/Chemical Process Industry	566.3	18%	677.5	19%
Electrical Energy	359.0	11%	441.9	12%
Medical	157.0	5%	156.8	4%
Subtotal - Key Markets	2,168.3	69%	2,494.4	68%
Automotive	260.8	8%	286.7	8%
Construction/Mining	193.0	6%	284.5	8%
Food Equipment & Appliances	184.8	6%	169.0	5%
Electronics/Computers/Communication	112.0	4%	128.2	4%
Transportation	111.1	4%	152.3	4%
Conversion Services & Other	98.2	3%	130.4	3%
Total	$3,128.2	100%	$3,645.5	100%

For third quarter 2013, direct international sales were $369.2 million and represented 38% of total sales, compared to $409.0 million or 36% for the third quarter 2012. Sales of our high-value products (titanium and titanium alloys, nickel-based alloys and specialty alloys, zirconium and related alloys, precision forgings and castings, grain-oriented electrical steel, precision and engineered strip) represented 78% of total sales for the three months ended September 30, 2013. Comparative information for our major high-value and standard products based on their percentages of our total sales is as follows:

	Three months ended September 30,
	2013	2012
High-Value Products
Nickel-based alloys and specialty alloys	25%	27%
Titanium and titanium alloys	16%	14%
Precision and engineered strip	14%	12%
Precision forgings and castings	13%	14%
Zirconium and related alloys	6%	6%
Grain-oriented electrical steel	4%	5%
Total High-Value Products	78%	78%
Standard Products
Specialty stainless sheet	11%	9%
Stainless steel sheet	7%	9%
Stainless steel plate	2%	2%
Other	2%	2%
Total Standard Products	22%	22%
Grand Total	100%	100%
For the first nine months of 2013, direct international sales were $1.23 billion and represented over 39% of total sales, compared to $1.33 billion or 36% for the first nine months of 2012. Sales of our high-value products (titanium and titanium alloys, nickel-based alloys and specialty alloys, zirconium and related alloys, precision forgings and castings, grain-oriented electrical steel, precision and engineered strip) represented 77% of total sales for the nine months ended September 30, 2013. Comparative information for our major high-value and standard products based on their percentages of our total sales is as follows:

	Nine months ended September 30,
	2013	2012
High-Value Products
Nickel-based alloys and specialty alloys	25%	28%
Titanium and titanium alloys	16%	14%
Precision forgings and castings	13%	14%
Precision and engineered strip	13%	12%
Zirconium and related alloys	6%	5%
Grain-oriented electrical steel	4%	5%
Total High-Value Products	77%	78%
Standard Products
Specialty stainless sheet	11%	10%
Stainless steel sheet	9%	9%
Stainless steel plate	2%	2%
Other	1%	1%
Total Standard Products	23%	22%
Grand Total	100%	100%
Total titanium mill product shipments, including flat-rolled titanium products, were 9.7 million pounds in the third quarter 2013 bringing the first nine months total to 29.3 million pounds. These volumes represent a 4% increase compared to the third quarter 2012 and a 2% increase compared to the first nine months of 2012.

Segment operating profit for the third quarter 2013 was $27.6 million, or 2.8% of sales, compared to $113.5 million, or 10.0% of sales for the third quarter 2012. The decrease in operating profit was primarily due to lower shipments associated with most of our high-value and standard products, lower base-selling prices for many products, and the impact of higher raw material costs for products with longer manufacturing cycle times not aligned with lower raw material indices/surcharges.
Results were also impacted by the strategic decision to use ATI-produced titanium sponge from our Rowley, UT production facility rather than lower cost titanium scrap to manufacture certain titanium products. We continue to reduce titanium sponge production costs even while we operate the Rowley facility below capacity during our premium-quality (PQ) qualification process. Until the completion of the PQ qualification process, which began in October 2013 and is expected to be completed within 18 to 24 months, we will continue to assess the optimal production rates at Rowley based on market demand for standard and industrial quality titanium products. We expect that this strategic approach regarding Rowley production and the relative cost differential to titanium scrap, which has increased due to the continued decline of standard and industrial quality titanium selling prices and titanium scrap costs, may continue to negatively impact our operating results during the PQ qualification process.
Segment operating profit for the third quarter 2013 in the High Performance Metals segment was $48.0 million or 10.3% of sales compared to $87.4 or 15.3% of sales for the third quarter 2012. Flat-Rolled Products segment operating loss for the third quarter 2013 was $20.4 million, or (4.0%) of sales, compared to segment operating profit of $26.1 million, or 4.7% of sales, for the third quarter 2012. Segment operating profit benefited from $46.4 million in costs reductions during the quarter ended September 30, 2013. Segment operating profit for the nine months ended September 30, 2013 was $175.3 million, or 5.6% of sales, compared to $422.2 million, or 11.6% of sales, for the nine months ended September 30, 2012.
Segment operating profit (loss) as a percentage of sales for the three and nine month periods ended September 30, 2013 and 2012 was:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
High Performance Metals	10.3%	15.3%	12.7%	17.0%
Flat-Rolled Products	(4.0)%	4.7%	(1.0)%	6.4%
Our measure of segment operating profit, which we use to analyze the performance and results of our business segments, excludes income taxes, corporate expenses, net interest expense, retirement benefit expense, closed company expenses and restructuring costs, if any. Discontinued operations are also excluded. We believe segment operating profit, as defined, provides an appropriate measure of controllable operating results at the business segment level.
The loss from continuing operations before tax for the third quarter 2013 was $35.3 million, or (3.6)% of sales, compared to income from continuing operations before tax of $48.1 million, or 4.3% of sales for the third quarter 2012. For the first nine months of 2013, the loss from continuing operations before tax was $14.0 million, or (0.4)% of sales, compared to income from continuing operations before tax of $207.5 million, or 5.7% of sales for the comparable 2012 period.

Net loss from continuing operations attributable to ATI for the third quarter 2013 was $28.4 million, or $(0.27) per share, compared to net income from continuing operations attributable to ATI of $31.3 million, or $0.29 per share for the third quarter 2012. Results of discontinued operations for the third quarter 2013 were a loss of $5.4 million, or $(0.05) per share, compared to income of $4.0 million, or $0.03 per share for the third quarter 2012. For the first nine months of 2013, net loss from continuing operations attributable to ATI was $15.0 million, or $(0.14) per share, and net loss attributable to ATI was $19.4 million, or $(0.18) per share, compared to net income from continuing operations attributable to ATI of $134.5 million, or $1.21 per share, and net income attributable to ATI of $147.9 million, or $1.32 per share, for the first nine months of 2012.
At September 30, 2013, we had cash on hand of $535.7 million, an increase of $231.1 million from year-end 2012. Cash flow provided by operations for the first nine months of 2013 was $227.4 million and included an $86.2 million reduction in managed working capital. Additionally, in the first nine months of 2013, we invested $395.5 million in capital expenditures, primarily related to the Flat-Rolled Products segment’s HRPF. In July 2013, we issued $500 million of ten-year senior notes. Net debt to total capitalization was 36.6% and total debt to total capitalization was 44.3% at September 30, 2013. At December 31, 2012, net debt to total capitalization was 32.2% and total debt to total capitalization was 37.4%.
As we look ahead to the fourth quarter 2013, we are not seeing any significant signs of improvement in market conditions. Also, the debate about the U.S. debt ceiling and other fiscal policy issues continues to create uncertainties that negatively impact short-term consumer and business confidence. These issues may negatively impact demand from many of our shorter-cycle end markets at least through the end of the 2013, and possibly into 2014.

In the short term, we plan to remain aggressive with our restructuring, cost reduction, and lean manufacturing efforts and align our cost structure, production, and inventory levels to the demands of our customers and end markets. Our goal is to accomplish this while remaining well-positioned to create value for our strategic customers and our stockholders and realize the expected growth in demand over the next 3 to 5 years from many of our key global markets.
Business Segment Results
Following the announced sale of our tungsten materials business and the restructuring of the other operations of the Engineered Products segment, we now operate in two business segments: High Performance Metals and Flat-Rolled Products. These segments represented the following percentages of our total revenues and segment operating profit for the first nine months of 2013 and 2012:

	2013		2012
	Revenue	Operating Profit	Revenue	Operating Profit
High Performance Metals	48%	110%	49%	72%
Flat-Rolled Products	52%	(10)%	51%	28%
High Performance Metals Segment
Third quarter 2013 sales decreased 19% to $463.9 million compared to the third quarter 2012, primarily as a result of lower mill product shipments of nickel-based and specialty alloys and titanium and titanium related alloys, and a decrease in sales of precision forged and cast components due to lower demand from the jet engine, construction and mining, nuclear energy, and oil and gas markets. The segment was impacted by reduced demand from the jet engine aftermarket, aggressive inventory management in the aerospace supply chain, reduced demand for forgings from the construction and mining equipment market, and low demand for zirconium products from the nuclear energy and chemical processing industry markets. In addition, lower raw material indices and lower base-selling prices negatively affected sales.

Comparative information for our High Performance Metals segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended September 30, 2013 and 2012 is as follows:

	Three Months Ended		Three Months Ended
Market	September 30, 2013		September 30, 2012
Aerospace:
Jet Engines	$130.6	28%	$174.2	30%
Airframes	92.6	20%	95.7	17%
Government	49.2	11%	51.9	9%
Total Aerospace	272.4	59%	321.8	56%
Oil & Gas/Chemical Process Industry	44.0	9%	62.5	11%
Medical	42.5	9%	43.6	8%
Electrical Energy	30.7	7%	42.4	7%
Defense	24.4	5%	26.4	5%
Transportation	9.6	2%	17.8	3%
Construction/Mining	4.5	1%	27.0	5%
Other	35.8	8%	29.1	5%
Total	$463.9	100%	$570.6	100%

Direct international sales represented 40% of total segment sales for the third quarter 2013 compared to 41% of total segment sales for the third quarter 2012. Comparative information for the High Performance Metals segment’s major product categories, based on their percentages of sales for the three months ended September 30, 2013 and 2012, is as follows:

	Three Months Ended September 30,
	2013	2012
High-Value Products
Nickel-based alloys and specialty alloys	31%	36%
Titanium and titanium alloys	29%	26%
Precision forgings and castings	25%	26%
Zirconium and related alloys	15%	12%
Total High-Value Products	100%	100%
Segment operating profit in the third quarter 2013 decreased to $48.0 million, or 10.3% of total sales, compared to $87.4 million, or 15.3% of total sales, for the third quarter 2012. The decrease in operating profit primarily resulted from lower shipment volumes for most products, the impact of higher raw material costs for products with longer manufacturing cycle times not aligned with falling raw material indices, and lower base-selling prices for some products. Results were also impacted by the strategic decision to use ATI-produced sponge rather than lower cost titanium scrap to manufacture certain standard quality titanium products. Results benefited from $26.0 million in gross cost reductions in the third quarter 2013.
For the nine months ended September 30, 2013, segment sales decreased 16% to $1.51 billion, primarily as a result of lower mill product shipments of nickel-based and specialty alloys and zirconium and related alloys, and a decrease in sales of precision forged and cast components due to lower demand from the jet engine, construction and mining, nuclear energy, and oil and gas markets. In addition, lower raw material indices and lower base-selling prices negatively affected sales.

Comparative information for our High Performance Metals revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the nine month periods ended September 30, 2013 and 2012 is as follows:

	Nine Months Ended		Nine Months Ended
Market	September 30, 2013		September 30, 2012
Aerospace:
Jet Engines	$465.6	31%	$562.3	31%
Airframes	286.0	19%	299.2	17%
Government	154.0	10%	154.0	9%
Total Aerospace	905.6	60%	1,015.5	57%
Medical	137.4	9%	139.7	8%
Oil & Gas/Chemical Process Industry	131.4	9%	189.3	11%
Electrical Energy	108.7	7%	125.2	7%
Defense	71.8	5%	76.4	4%
Transportation	38.6	2%	60.4	3%
Construction/Mining	29.5	2%	90.5	5%
Other	85.1	6%	91.9	5%
Total	$1,508.1	100%	$1,788.9	100%

Direct international sales represented over 43% of total segment sales for the nine months ended September 30, 2013 compared to 41% of total segment sales for the nine months ended September 30, 2012. Comparative information for the High Performance Metals segment’s major product categories, based on their percentages of sales for the nine months ended September 30, 2013 and 2012, is as follows:

	Nine Months Ended September 30,
	2013	2012
High-Value Products
Nickel-based alloys and specialty alloys	31%	37%
Titanium and titanium alloys	30%	26%
Precision forgings and castings	26%	25%
Zirconium and related alloys	13%	12%
Total High-Value Products	100%	100%
Segment operating profit for the first nine months of 2013 decreased to $192.0 million, or 12.7% of sales, compared to $303.8 million, or 17.0% of sales, for the comparable 2012 period. The decrease in operating profit primarily resulted from lower shipment volumes for most products, the impact of higher raw material costs for products with longer manufacturing cycle times not aligned with falling raw material indices, and lower base-selling prices for some products. Results benefited from $77.5 million in gross cost reductions for the nine months ended September 30, 2013.
The High Performance Metals segment operating profit was negatively impacted by continued declines in raw material surcharges due to continued falling raw material prices not being aligned with higher raw material costs due to long manufacturing cycles for many of our products. Further declines in raw material prices could negatively impact short-term demand and the High Performance Metals segment operating profit. Continued utilization of ATI-produced titanium sponge in certain standard quality titanium products, rather than lower cost titanium scrap, is also expected to negatively impact segment operating profit in the near term while these cost differences remain.
Flat-Rolled Products Segment
Third quarter 2013 sales decreased 9% compared to the third quarter 2012, to $508.5 million, primarily due to lower base-selling prices and lower raw material surcharges. Shipments of both standard stainless products and high-value products declined 1%. Average transaction prices for all products, which include surcharges, declined 8%. Third quarter 2013 Flat-Rolled Products segment titanium shipments, including Uniti joint venture conversion, were 3.4 million pounds, a 10% increase compared to the third quarter 2012. Average base-selling prices remain near historically low levels for standard stainless products.

Comparative information for our Flat-Rolled Products revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended September 30, 2013 and 2012 is as follows:

	Three Months Ended		Three Months Ended
Market	September 30, 2013		September 30, 2012
Oil & Gas/Chemical Process Industry	$130.0	26%	$139.0	25%
Electrical Energy	83.7	16%	99.0	18%
Automotive	80.4	16%	82.3	15%
Construction/Mining	55.4	11%	62.6	11%
Food Equipment & Appliances	55.1	11%	55.8	10%
Electronics/Computers/Communication	38.8	8%	39.9	7%
Aerospace & Defense	32.5	6%	38.3	7%
Transportation	19.6	4%	30.0	5%
Medical	5.5	1%	4.9	1%
Other	7.5	1%	9.1	1%
Total	$508.5	100%	$560.9	100%

Direct international sales represented 36% of total segment sales for the third quarter 2013, compared to 32% of total segment sales for the third quarter 2012. Comparative information for the Flat-Rolled Products segment’s major product categories, based on their percentages of sales for the three months ended September 30, 2013 and 2012, is as follows:

	Three Months Ended September 30,
	2013	2012
High-Value Products
Precision and engineered strip	26%	25%
Nickel-based alloys and specialty alloys	21%	21%
Grain-oriented electrical steel	8%	10%
Titanium and titanium alloys	6%	4%
Total High-Value Products	61%	60%
Standard Products
Specialty stainless sheet	22%	18%
Stainless steel sheet	13%	18%
Stainless steel plate	4%	4%
Total Standard Products	39%	40%
Grand Total	100%	100%
Segment operating results for the third quarter 2013 were a loss of $20.4 million, or (4.0)% of sales, compared to segment operating profit of $26.1 million, or 4.7% of sales, for the third quarter 2012, reflecting lower base-selling prices and margins for most products, and lower overall demand for many of our high-value flat-rolled products due to global economic conditions resulting in a lack of project orders. Results were also impacted by the strategic decision to use ATI-produced sponge rather than lower cost titanium scrap to manufacture certain standard and industrial quality titanium products. Results benefited from $20.4 million in gross costs reductions in the third quarter 2013.

Comparative information on the segment’s products for the three months ended September 30, 2013 and 2012 is provided in the following table:

	Three Months Ended September 30,		%
	2013	2012	Change
Volume (000’s pounds):
High value	117,338	118,907	(1)%
Standard	157,882	159,810	(1)%
Total	275,220	278,717	(1)%
Average prices (per lb.):
High value	$2.62	$2.79	(6)%
Standard	$1.25	$1.40	(11)%
Combined Average	$1.84	$1.99	(8)%
For the nine months ended September 30, 2013, sales were $1.62 billion, a 13% decrease compared to the 2012 period, primarily due to lower raw material surcharges and base prices. Shipments of standard stainless sheet products were flat, while high-value products shipments were 5% lower. Average transaction prices for all products, which include surcharges, were 11% lower due to lower raw material surcharges and lower base prices for standard stainless products as well as our high-value products.

Comparative information for our Flat-Rolled Products revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the nine month periods ended September 30, 2013 and 2012 is as follows:

	Nine Months Ended		Nine Months Ended
Market	September 30, 2013		September 30, 2012
Oil & Gas/Chemical Process Industry	$434.9	27%	$488.2	26%
Automotive	251.7	16%	278.2	15%
Electrical Energy	250.3	15%	316.7	17%
Food Equipment & Appliances	183.4	11%	166.7	9%
Construction/Mining	163.5	10%	193.9	10%
Electronics/Computers/Communication	109.0	7%	120.3	7%
Aerospace & Defense	108.8	7%	126.2	7%
Transportation	72.5	4%	91.9	5%
Medical	19.6	1%	17.0	1%
Other	26.4	2%	57.5	3%
Total	$1,620.1	100%	$1,856.6	100%

Direct international sales represented 35% of total segment sales for the nine months ended September 30, 2013 compared to 32% of total segment sales for the nine months ended September 30, 2012. Comparative information for the Flat-Rolled Products segment’s major product categories, based on their percentages of sales for the nine months ended September 30, 2013 and 2012, is as follows:

	Nine Months Ended September 30,
	2013	2012
High-Value Products
Precision and engineered strip	25%	23%
Nickel-based alloys and specialty alloys	21%	23%
Grain-oriented electrical steel	7%	10%
Titanium and titanium alloys	6%	4%
Total High-Value Products	59%	60%
Standard Products
Specialty stainless sheet	20%	19%
Stainless steel sheet	17%	17%
Stainless steel plate	4%	4%
Total Standard Products	41%	40%
Grand Total	100%	100%
Segment operating results for the nine months ended September 30, 2013 were a loss of $16.7 million, or (1.0)% of sales, compared to segment operating profit of $118.4 million, or 6.4% of sales, for the comparable 2012 period, due to a weaker product mix, and higher raw material costs, primarily nickel, which did not align with declining raw material surcharges.
Results benefited from $45.9 million in gross costs reductions for the nine months ended September 30, 2013.

Comparative information on the segment’s products for the nine months ended September 30, 2013 and 2012 is provided in the following table:

	Nine Months Ended September 30,		%
	2013	2012	Change
Volume (000’s pounds):
High value	350,633	368,204	(5)%
Standard	500,646	500,685	—%
Total	851,279	868,889	(2)%
Average prices (per lb.):
High value	$2.71	$2.97	(9)%
Standard	$1.32	$1.50	(12)%
Combined Average	$1.89	$2.12	(11)%
The Flat-Rolled Products segment operating profit was negatively impacted by historically low base-selling prices for standard stainless sheet and plate. The total transaction price for the most common stainless steel sheet has declined significantly over the last several years due to falling raw material prices, most notably for nickel, resulting in lower raw material surcharges, and historically low base-selling prices due to weak demand and excess global supply. While the stainless steel sheet base-selling price increases announced for August and October 2013 appear to be holding, and are expected to benefit future results, further declines in raw material prices could negatively impact short-term demand and the Flat-Rolled Products segment operating profit. Additionally, continued utilization of ATI-produced titanium sponge in certain standard and industrial quality titanium products, rather than lower cost titanium scrap, is also expected to negatively impact segment operating profit in the near term while these cost differences remain.
Corporate Items
Corporate expenses for the third quarter 2013 were $8.1 million, compared to $14.9 million in the third quarter 2012. For the nine months ended September 30, 2013, corporate expenses were $32.3 million, compared to $52.4 million for the nine months ended September 30, 2012. The decrease in corporate expenses for the three and nine month periods ended September 30, 2013 was primarily the result of reduced annual and long-term performance-based incentive compensation expenses, and a favorable litigation settlement.
Interest expense, net of interest income, in the third quarter 2013 was $18.2 million, compared to net interest expense of $17.2 million in the third quarter 2012. On a year-to-date basis, the first nine months of 2013 net interest expense was $46.5 million compared to $55.7 million for the first nine months of 2012. The decrease in interest expense was primarily due to increased capitalized interest on major strategic capital projects, partially offset by an increase from the $500 million, 5.875% senior notes due 2023 issued on July 12, 2013. Interest expense benefited from the capitalization of interest costs on major strategic capital projects of $12.7 million in the third quarter 2013 compared to $6.6 million in the third quarter 2012. For the nine months ended September 30, 2013 and 2012, capitalized interest was $32.9 million and $16.8 million, respectively. The increased capitalized interest amounts are primarily related to the Hot-Rolling and Processing Facility ("HRPF").
Closed company and other expenses for the third quarter 2013 were $2.1 million, compared to $2.7 million for the third quarter 2012. For the nine months ended September 30, 2013, other expenses were $11.0 million compared to $14.8 million for the comparable 2012 period. These items are presented primarily in selling and administrative expenses, and in other income in the consolidated statements of operations.
Retirement benefit expense, which includes pension expense and other postretirement expense, increased to $34.5 million in the third quarter 2013, compared to $30.6 million in the third quarter 2012. For the third quarter 2013, retirement benefit expense of $26.9 million was included in cost of sales and $7.6 million was included in selling and administrative expenses. For the third quarter 2012, the amount of retirement benefit expense included in cost of sales was $22.4 million, and the amount included in selling and administrative expenses was $8.2 million. For the nine months ended September 30, 2013, retirement benefit expense was $99.5 million, compared to $91.8 million for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, retirement benefit expense of $77.4 million was included in cost of sales, and $22.1 million was included in selling and administrative expenses. For the prior year to date period, retirement benefit expense of $66.7 million was included in cost of sales and $25.1 million was included in selling and administrative expenses. The quarter-to-date and year-to-date increases in retirement benefit expense were primarily due to the utilization of a lower discount rate to value retirement benefit obligations and increased expense for defined contribution plan other postretirement benefits.

Income Taxes
The third quarter 2013 benefit for income taxes was $8.5 million, or 24.1% of loss before tax, compared to the third quarter 2012 provision for income taxes of $14.8 million, or 30.8% of income before tax. The third quarter 2013 included a lower than normal tax benefit, equal to an additional loss of $(0.04) per share, due to the impacts of income taxes reported in both domestic and foreign jurisdictions. For the first nine months ended September 30, 2013, the benefit for income taxes was $4.4 million, or 31.4% of loss before tax, and was also similarly affected by domestic and foreign tax impacts. The first nine months of 2013 included discrete tax benefits of $6.7 million, primarily associated with adjustments to prior years’ taxes and 2013 Federal tax law changes. The income tax provision for the nine months ended September 30, 2012 was $66.6 million, or 32.1% of income before tax, and included discrete tax benefits of $4.2 million primarily related to state income taxes.
Financial Condition and Liquidity
On July 12, 2013, we issued $500 million aggregate principal amount of 5.875% Senior Notes due 2023 (the “2023 Notes”). Interest on the 2023 Notes is payable semi-annually in arrears at a rate of 5.875% per year and will mature on August 15, 2023, unless redeemed or repurchased earlier. The interest rate payable on the 2023 Notes is subject to adjustment in the event of a change in the credit ratings on the 2023 Notes. A downgrade of our credit ratings could result in an increase to our interest cost with respect to the 2023 Notes. We will use the net proceeds from the offering of the 2023 Notes for general corporate purposes, which may include repurchases, repayment or refinancing of debt, capital expenditures, additions to working capital, the financing of future acquisitions or strategic combinations.
In May and September 2013, the Company amended its $400 million senior unsecured domestic revolving credit facility to, among other things, extend the expiration date of the commitments of the lenders thereunder to May 31, 2018 and to modify the maximum leverage ratio and minimum interest coverage ratio permitted under the facility. As amended, the facility requires the Company to maintain a leverage ratio (consolidated total indebtedness divided by consolidated earnings before interest, taxes and depreciation and amortization for the four prior fiscal quarters) of 4.50 for the quarter ended September 30, 2013. The maximum leverage ratio is reduced to 4.0 beginning with the quarter ended December 31, 2013, then to 3.75 for the quarter ended March 31, 2015 and is further reduced to 3.50 beginning with the quarter ended June 30, 2015 and for each fiscal quarter thereafter. As amended, the credit facility requires that the Company maintain an interest coverage ratio (consolidated earnings before interest and taxes divided by interest expense) of not less than 2.0 for the quarter ended September 30, 2013, 1.75 for the quarter ended December 31, 2013, and 2.0 for the quarter ended March 31, 2014 and for each fiscal quarter thereafter. At September 30, 2013, the leverage ratio was 4.18 and the interest coverage ratio was 2.71. Changes in our credit rating do not impact our access to, or the cost of, our existing credit facilities.
As of September 30, 2013, we had no outstanding borrowings under our senior unsecured domestic credit facility, although approximately $4 million of this facility was utilized to support letters of credit.
We believe that internally generated funds, current cash on hand including the proceeds from the 2023 Notes, and available borrowings under existing credit facilities will be adequate to meet foreseeable liquidity needs, including the completion of the HRPF. In addition, we expect to significantly increase our liquidity and financial flexibility with the previously announced sale of our tungsten materials business for $605 million. The transaction, which is subject to customary closing conditions and regulatory approvals, is expected to be completed during the fourth quarter 2013. As a result, we expect to record a significant gain in the fourth quarter 2013 from this transaction and expect to end 2013 with approximately $1.4 billion of cash and available liquidity.
We have no off-balance sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.
Cash Flow and Working Capital
For the nine months ended September 30, 2013, cash flow generated from operations was $227.4 million, including a reduction in managed working capital of $86.2 million. Cash used in investing activities was $394.7 million in the first nine months of 2013 and consisted primarily of capital expenditures associated with the Flat-Rolled Products segment's HRPF. Cash provided by financing activities was $398.4 million in the first nine months of 2013 and included net proceeds of $494.8 million from the 2023 Notes, partially offset by dividend payments of $57.7 million to ATI stockholders, dividend payments to noncontrolling interests of $18.0 million, and repayments on other indebtedness of $17.1 million. At September 30, 2013, cash and cash equivalents on hand totaled $535.7 million, an increase of $231.1 million from year end 2012. As of September 30, 2013, $109.2 million of cash and cash equivalents were held by our foreign subsidiaries.

As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable and gross inventories, less accounts payable. In measuring performance in controlling managed working capital, we exclude the effects of LIFO inventory valuation reserves, excess and obsolete inventory reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. At September 30, 2013, managed working capital increased to 44.5% of annualized total ATI sales, including discontinued operations, compared to 41.1% of annualized sales at December 31, 2012. During the first nine months of 2013, managed working capital decreased by $86.2 million, to $1.7 billion. The reduction in managed working capital from December 31, 2012 resulted from a $171.0 million decrease in inventory, partially offset by a $76.7 million decrease in accounts payable and an $8.1 million increase in accounts receivable. While accounts receivable balances increased during 2013, days sales outstanding, which measures actual collection timing for accounts receivable, improved when compared to year end 2012. Gross inventory turns, which exclude the effect of LIFO inventory valuation reserves, remained essentially unchanged at September 30, 2013 compared to year end 2012.
The components of managed working capital were as follows:

	September 30,	December 31,
(in millions)	2013	2012
Accounts receivable	$576.9	$613.3
Inventory	1,344.9	1,536.6
Accounts payable	(401.9)	(499.9)
Subtotal	1,519.9	1,650.0
Allowance for doubtful accounts	5.2	5.5
LIFO reserve	12.4	76.9
Corporate and other	59.0	68.4
Managed working capital of discontinued operations	118.1	—
Managed working capital	$1,714.6	1,800.8
Annualized prior 2 months sales	$3,853.8	$4,380.0
Managed working capital as a % of annualized sales	44.5%	41.1%
Change in managed working capital from December 31, 2012	$(86.2)

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
Capital expenditures were $395.5 million for the first nine months of 2013, primarily related to the HRPF project. We currently expect our 2013 capital expenditures to be approximately $600 million, with approximately 80% of this being associated with the HRPF project. We expect 2013 to be our peak year of capital expenditures. Our objective is to fund these capital expenditures with cash on hand, including the proceeds from the 2023 Notes, cash flow generated from our operations, cash to be received in the fourth quarter from the sale of our tungsten materials business and if needed, by using a portion of our $400 million unsecured domestic credit facility.

Debt
At September 30, 2013, we had $1,962.1 million in total outstanding debt, compared to $1,480.1 million at December 31, 2012. In July 2013, we issued $500 million of ten year senior notes, which increased total debt outstanding.
In managing our overall capital structure, some of the measures on which we focus are net debt to total capitalization, which is the percentage of our debt, net of cash that may be available to reduce borrowings, to our total invested and borrowed capital, and total debt to total capitalization, which excludes cash balances. Net debt as a percentage of total capitalization was 36.6% at September 30, 2013, compared to 32.2% at December 31, 2012. The net debt to total capitalization was determined as follows:

($ in millions)	September 30, 2013	December 31, 2012
Total debt	$1,962.1	$1,480.1
Less: Cash	(535.7)	(304.6)
Net debt	$1,426.4	$1,175.5
Net debt	$1,426.4	$1,175.5
Total ATI stockholders' equity	2,466.7	2,479.6
Net ATI total capital	$3,893.1	$3,655.1
Net debt to ATI total capital	36.6%	32.2%
Total debt to total capitalization decreased to 44.3% at September 30, 2013 from 37.4% December 31,2012.
Total debt to total capitalization was determined as follows:

($ in millions)	September 30, 2013	December 31, 2012
Total debt	$1,962.1	$1,480.1
Total ATI stockholders' equity	2,466.7	2,479.6
Total ATI capital	$4,428.8	$3,959.7
Total debt to total ATI capital	44.3%	37.4%
In May and September 2013, the Company amended its $400 million senior unsecured domestic revolving credit facility to, among other things, extend the expiration date of the commitments of the lenders thereunder to May 31, 2018 and to modify the maximum leverage ratio and minimum interest coverage ratio permitted under the facility. The Company was in compliance with the required ratios during all applicable periods. As of September 30, 2013, there were no outstanding borrowings made against the facility, although a portion of the facility was used to support approximately $4 million in letters of credit.
We have an additional, separate credit facility for the issuance of letters of credit. As of September 30, 2013, $32 million in letters of credit were outstanding under this facility.
In addition, STAL, the Company’s Chinese joint venture company in which ATI has a 60% interest, has a 205 million renminbi (approximately $33 million at September 30, 2013 exchange rates) revolving credit facility with a group of banks, which expires in August 2014. This credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners. As of September 30, 2013, there were no borrowings under this credit facility.
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

Dividends
A regular quarterly dividend of $0.18 per share of common stock was paid on September 18, 2013 to stockholders of record at the close of business on August 21, 2013. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate.
Labor Matters
On July 31, 2013, United Steelworkers (USW) represented employees at ATI Wah Chang, approximately 500 employees, ratified a new four-year labor agreement. The agreement will expire on April 1, 2017.
Critical Accounting Policies
Inventory
At September 30, 2013, we had net inventory of $1,344.9 million. Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO) and average cost methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. The prices for many of the raw materials we use have been extremely volatile during the past several years. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a rise in raw material costs has a negative effect on our operating results, while, conversely, a fall in material costs results in a benefit to operating results. For example, in 2012 and 2011, the effect of falling raw material costs on our LIFO inventory valuation method resulted in cost of sales which were $76.8 million and $9.3 million lower than would have been recognized had we utilized the FIFO methodology to value our inventory. Conversely, in 2010, the effect of rising raw material costs on our LIFO inventory valuation method resulted in cost of sales which were $60.2 million higher than would have been recognized had we utilized the FIFO methodology to value our inventory. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold.
Since the LIFO inventory valuation methodology is designed for annual determination, interim estimates of the annual LIFO valuation are required. We recognize the effects of the LIFO inventory valuation method on an interim basis by projecting the expected annual LIFO cost and allocating that projection to the interim quarters equally. These projections of annual LIFO inventory valuation reserve changes are updated quarterly and are evaluated based upon material, labor and overhead costs and projections for such costs at the end of the year plus projections regarding year-end inventory levels. We recorded a $39.1 million reduction to our cost of sales for changes in our LIFO inventory valuation method in the first nine months of 2013.
The LIFO inventory valuation methodology is not utilized by many of the companies with which we compete, including foreign competitors. As such, our results of operations may not be comparable to those of our competitors during periods of volatile material costs due, in part, to the differences between the LIFO inventory valuation method and other acceptable inventory valuation methods.
We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting reserve, if any, is recognized as an expense in the period that the need for the reserve is identified. At September 30, 2013, no significant reserves were required. It is our general policy to write-down to scrap value any inventory that is identified as obsolete and any inventory that has aged or has not moved in more than twelve months. In some instances this criterion is up to twenty-four months due to the longer manufacturing and distribution process for such products.
Asset Impairment
We monitor the recoverability of the carrying value of our long-lived assets. An impairment charge is recognized when the expected net undiscounted future cash flows from an asset’s use (including any proceeds from disposition) are less than the asset’s carrying value, and the asset’s carrying value exceeds its fair value. Changes in the expected use of a long-lived asset group, and the financial performance of the long-lived assets group and its operating segment, are evaluated as indicators of possible impairment. Future cash flow value may include appraisals for property, plant and equipment, land and improvements, future cash flow estimates from operating the long-lived assets, and other operating considerations. We perform the required annual goodwill impairment evaluation in the fourth quarter of each year. Additionally, in the fourth quarter of each year in conjunction with the annual business planning cycle, or more frequently if new material information is available, we evaluate the recoverability of temporarily idled facilities. In anticipation of the upcoming fourth quarter 2013 review, it is possible that an asset impairment charge may be required on idled long-lived assets with approximately $50 million of carrying value, primarily related to the Albany, OR standard quality titanium sponge production facility.
Following a strategic review which resulted in the decision to exit two small operations, we recorded approximately $9 million of long-lived asset impairment charges in discontinued operations in the third quarter 2013 associated with the closure of our fabricated components business and the planned divestiture of our iron castings business.
Retirement Benefits

In accordance with accounting standards, we determine the discount rate used to value pension plan liabilities as of the last day of each year. The discount rate reflects the current rate at which the pension liabilities could be effectively settled. In estimating this rate, we receive input from our actuaries regarding the rates of return on high quality, fixed-income investments with maturities matched to the expected future retirement benefit payments. Based on current market conditions, discount rates are above the year-end 2012 period, where a 4.25% discount rate was used for valuing the pension liabilities. The estimated effect of changing the discount rate by 0.50% would decrease pension liabilities in the case of an increase in the discount rate, or increase pension liabilities in the case of a decrease in the discount rate, by approximately $160 million. Such a change in the discount rate would decrease pension expense in the case of an increase in the discount rate, or increase pension expense in the case of a decrease in the discount rate by approximately $10 million. The effect on pension liabilities for changes to the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, are deferred and amortized over future periods in accordance with the accounting standards.
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
In January 2013, the Company adopted changes issued by the FASB to the reporting of amounts reclassified out of accumulated other comprehensive income. These changes require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. These requirements are to be applied to each component of accumulated other comprehensive income. Other than the additional disclosure requirements (see Note 13), the adoption of these changes had no impact on the consolidated financial statements.

Pending Accounting Pronouncements
In July 2013, the FASB issued new accounting guidance that requires an entity to net its liability for unrecognized tax positions against a net operating loss carryforward, a similar tax loss or a tax credit carryforward when settlement in this manner is available under the tax law. The provisions of this new guidance become effective for the Company in fiscal year 2014. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
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
At September 30, 2013, the outstanding financial derivatives used to hedge our exposure to energy cost volatility included both natural gas and electricity hedges. For natural gas, approximately 80% of our forecasted domestic requirements are hedged for 2013, approximately 75% for 2014, and approximately 30% for 2015. The net mark-to-market valuation of these outstanding natural gas hedges at September 30, 2013 was an unrealized pre-tax loss of $1.9 million, comprised of $0.4 million classified in prepaid expenses and other current assets, $0.2 million was included in other long-term assets, $2.2 million in accrued liabilities, and $0.3 million in other long-term liabilities. For the three months ended September 30, 2013, the effects of natural gas hedging activity increased cost of sales by $0.9 million. For electricity usage in our Western Pennsylvania operations, we have hedged approximately 10% of our on-peak and off-peak forecasted requirements for 2014. The net mark-to-market valuation of the electricity hedges was an unrealized pre-tax loss of $0.5 million, which was comprised of $0.4 million in accrued liabilities and $0.1 million in other long-term liabilities on the balance sheet. The effects of the hedging activity are recognized in income over the designated hedge periods.
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

As of September 30, 2013, we had entered into financial hedging arrangements primarily at the request of our customers related to firm orders for approximately 7% of our total annual nickel requirements. These nickel hedges extend to 2020. Any gain or loss associated with these hedging arrangements is included in cost of sales. At September 30, 2013, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax loss of $10.7 million, comprised of $0.1 million in other long-term assets, $9.3 million in accrued liabilities, and $1.5 million in long-term other liabilities on the balance sheet.
Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies expected to be received from our export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk. We may also enter into foreign currency forward contracts that are not designated as hedges, which are denominated in the same foreign currency in which export sales are denominated. At September 30, 2013, the outstanding financial derivatives, including both hedges and undesignated derivatives, that are used to manage our exposure to foreign currency, primarily euros, represented approximately 10% of our forecasted total international sales through 2016. In addition, we may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At September 30, 2013, the net mark-to-market valuation of the outstanding foreign currency forward contracts was a net liability of $8.3 million, of which $0.3 million is included in prepaid expenses and other current assets, $5.6 million in accrued liabilities $3.0 million in long-term other liabilities on the balance sheet.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Interim Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2013, and they concluded that these disclosure controls and procedures are effective.

(b) Changes in Internal Controls
There was no change in our internal controls over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2013 conducted by our Chief Executive Officer and Interim Chief Financial Officer, that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
A number of lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its currently or formerly owned businesses, including those pertaining to product liability, patent infringement, commercial, government contracting, employment, employee and retiree benefits, taxes, environmental, health and safety and occupational disease, and stockholder and corporate governance matters. Certain of such lawsuits, claims and proceedings are described in our Annual Report on Form 10-K for the year ended December 31, 2012, and addressed in Note 14 to the unaudited interim financial statements included herein. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.

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
(a) Exhibits

2.1
Purchase Agreement, dated as of September 13, 2013, by and among TDY Industries, LLC, Kennametal Inc., Cuttech Limited and ATI Holdings SAS (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated September 18, 2013 (File No. 1-12001)).

10.1
Seventh Amendment to Credit Agreement, dated as of September 26, 2013, by and among ATI Funding Corporation, TDY Holdings, LLC, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 1, 2013 (File No. 1-12001)).

10.2	Retirement Agreement, dated as of September 18, 2013, by and between Allegheny Technologies Incorporated and Gary J. Vroman (filed herewith).

10.3	Form of Amended and Restated Change in Control Severance Agreement (filed herewith).

12.1	Computation of the Ratio of Earnings to Fixed Charges (filed herewith).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALLEGHENY TECHNOLOGIES INCORPORATED
(Registrant)

Date:	November 1, 2013	By	/s/ Patrick J. DeCourcy
Patrick J. DeCourcy
Interim Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date:	November 1, 2013	By	/s/ Karl D. Schwartz
Karl D. Schwartz
Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

2.1
Purchase Agreement, dated as of September 13, 2013, by and among TDY Industries, LLC, Kennametal Inc., Cuttech Limited and ATI Holdings SAS (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated September 18, 2013 (File No. 1-12001)).

10.1
Seventh Amendment to Credit Agreement, dated as of September 26, 2013, by and among ATI Funding Corporation, TDY Holdings, LLC, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 1, 2013 (File No. 1-12001)).

10.2	Retirement Agreement, dated as of September 18, 2013, by and between Allegheny Technologies Incorporated and Gary J. Vroman (filed herewith).

10.3	Form of Amended and Restated Change in Control Severance Agreement (filed herewith).

12.1	Computation of the Ratio of Earnings to Fixed Charges (filed herewith).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document