Form 10-K
period 2013-12-31
ALLEGHENY TECHNOLOGIES INC
filed 2014-02-27
CIK 1018963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
On February 14, 2014, the Registrant had outstanding 107,946,809 shares of its Common Stock.
The aggregate market value of the Registrant’s voting stock held by non-affiliates at June 30, 2013 was approximately $2.8 billion, based on the closing price per share of Common Stock on June 28, 2013 of $26.31 as reported on the New York Stock Exchange. Shares of Common Stock known by the Registrant to be beneficially owned by directors and officers of the Registrant subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are not included in the computation. The Registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Exchange Act.
Documents Incorporated By Reference
Selected portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 1, 2014 are incorporated by reference into Part III of this Report.

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
Our Business
We are one of the largest and most diversified specialty materials and components producers in the world. Our high-value products include titanium and titanium alloys, nickel-based alloys and specialty steels, precision forgings, castings and machined components, zirconium and related alloys, precision and engineered stainless steel strip, and grain-oriented electrical steel. Our standard products include specialty stainless sheet, stainless steel sheet, and stainless steel plate. Our specialty materials are produced in a wide range of alloys and product forms and are selected for use in applications that demand materials having exceptional hardness, toughness, strength, resistance to heat, corrosion or abrasion, or a combination of these characteristics.
In the fourth quarter of 2013, we completed the sale of our tungsten materials business in our former Engineered Products segment. We also completed a strategic review of our iron castings and fabricated components businesses, which were also part of the Engineered Products segment. Based on current and forecasted financial results, these businesses were not projected to meet our long-term profitable growth and return on capital employed expectations. The fabricated components business was closed in the third quarter 2013, and the casting service business is classified as held for sale at December 31, 2013. These businesses, and the divested tungsten materials business, are reported as discontinued operations, and are not reported within our sales, results of continuing operations, or business segment results.
We restructured the remaining operations of the former Engineered Products business segment, which represented less than 3% of total sales from continuing operations. The previously standalone specialty steel forgings business was integrated into our forged products operations in the High Performance Metals business segment, and our precision titanium and specialty alloy flat-rolled finishing business was integrated into the specialty plate operations in the Flat-Rolled Products business segment. Segment results for High Performance Metals and Flat-Rolled Products reflect these changes for all periods presented. Our specialty materials are produced in a wide range of alloys and product forms and are selected for use in applications that demand metals having exceptional hardness, toughness, strength, resistance to heat, corrosion or abrasion, or a combination of these characteristics. The acquisition of Ladish Co., Inc. (now ATI Ladish) in May 2011 added advanced forgings, titanium investment castings and precision finishing capabilities to ATI’s product portfolio. Results for ATI Ladish, which principally serves the aerospace and defense market, are included in the High Performance Metals segment from the acquisition date. ATI is a fully integrated supplier from raw material (for titanium) and melt (for other specialty alloy systems) through highly engineered finished components.
In February 2014, we acquired Dynamic Flowform Corp., which has been renamed ATI Flowform Products, adding precision flowforming process technologies to ATI's capabilities to produce specialty materials parts and components. Flowforming produces thin-walled components in net or near-net shapes across multiple alloys systems, including nickel-based alloys and superalloys, titanium and titanium alloys, zirconium alloys, and specialty and stainless alloys. Major markets for these products are aerospace and defense, and oil and gas/chemical process industry.
We focus our advanced specialty materials technology, unsurpassed manufacturing capabilities, and innovative products to serve global end use markets with highly diversified and specialized product offerings. Strategic end use markets for our products include:
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
Our nickel-based alloys and superalloys and specialty alloys are also widely used in aerospace and defense applications. Nickel-based alloys and superalloys remain extremely strong at high temperatures and resist degradation under extreme conditions. Typical aerospace applications for nickel-based alloys and superalloys and advanced powder alloys include jet engine shafts, discs, blades, vanes, rings and casings. The latest, next generation, and future-generation jet engines use new generations of nickel-based superalloys and advanced powder alloys in large part due to increased fuel efficiency requirements that require hotter-burning engines. Our specialty alloys include vacuum-melted maraging steels used in the manufacture of aircraft landing gear and structural components, as well as jet engine components.
Our titanium alloy, nickel-based alloy, and specialty alloy precision forgings and titanium investment castings are used in aerospace jet engine and airframe applications. We are a technology leader with advanced isothermal forging, hot-die forging and our patented SupercoolerTM capability.
We continuously seek to develop innovative new alloys to better serve the needs of this end use market. For example, we developed ATI 718Plus® alloy, a new nickel-based superalloy that can withstand higher temperatures than the standard 718 superalloy, for use in legacy jet engines and the next generation of fuel efficient jet engines. Rene 65 alloy, a future-generation alloy, is the newest nickel-based superalloy in our portfolio. We also developed ATI 425® alloy sheet, a new cold-rollable titanium alloy, that is an alternative to the most popular high-strength titanium alloys, for use in airframe components and defense applications.
Oil and Gas and Chemical Process Industry. The environments in which oil and gas can be found in commercial quantities have become more challenging, involving deep offshore wells, high pressure and high temperature conditions in sour wells and unconventional sources, such as shale oil and gas, and oil sands. Challenging offshore environments are in deepwater remote locations that are further off the continental shelf, including arctic and tropical locations, often one mile or more below the water’s surface, and up to two miles below the ocean floor. The requirements for equipment, which could operate for up to 30 years in these environments, require the specialty metals that we produce.
Both of our business segments produce specialty metals that are critical to the oil and gas industry and the chemical process industry. Our specialty metals, including titanium and titanium alloys, nickel-based alloys, zirconium alloys, stainless and duplex alloys and other specialty alloys have the strength, wear corrosion-resistant properties necessary for difficult environments.
Our Datalloy2® and DatalloyHP™ specialty stainless is used for non-magnetic drill collars that enable the most advanced directional and horizontal drilling techniques to be guided to the exact position desired for the reservoir. We have developed a family of duplex alloys, including ATI 2003® and ATI 2102® lean duplex alloys, for use in subsea and deepwater oil and gas applications. Several of our strip, plate and cast products are NORSOK qualified. The NORSOK standards are developed by the Norwegian petroleum industry and are intended to identify materials used in oil and gas applications that are safe and cost-effective.
Electrical Energy. Our specialty materials are widely used in the global electric power generation and distribution industry. We believe energy needs and environmental policies and the electrification of developing countries will continue to drive demand for our specialty materials and products for use in this industry.
For electrical power generation, our specialty materials, including corrosion-resistant alloys (CRAs), are used in coal, nuclear, and natural gas applications. In coal-fired plants, our CRAs are used for pipe, tube, and heat exchanger applications in water systems in addition to pollution control scrubbers. Our CRAs are also used in water systems, fuel cladding components, and process equipment for nuclear power plants. For nuclear power plants, we are an industry pioneer in producing reactor-grade zirconium and hafnium alloys used in nuclear fuel cladding and structural components. We have developed NushieldTM products, a new line of borated stainless alloys that begin with our advanced powder metals and are used for spent nuclear fuel applications. We are a technology leader for large diameter nickel-based superalloys used in natural gas land-based turbines for power generation. For renewable energy generation, our alloys are used for solar, fuel cell and geothermal applications.
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
Enhancing and Expanding Our Manufacturing Capabilities. We have undertaken a multi-phase program to enhance and expand our capabilities to produce premium specialty materials aimed at these strategic markets. Since 2004, we have invested approximately $4.3 billion in capital investments and acquisitions which includes construction of what we believe to be the world’s most advanced and powerful Hot-Rolling and Processing Facility (HRPF) in the specialty metals flat-rolled products industry. Our HRPF was placed into service at the end of 2013. Cold-commissioning has begun, and hot-commissioning is expected to be completed by the end of the third quarter 2014. This capital project, which is on schedule and on budget at $1.2 billion excluding capitalized interest costs, is designed to be the most powerful mill in the world for production of specialty metals. It is designed to produce thinner and wider hot-rolled coils of exceptional quality and reduced cost with shorter lead times, with lower working capital requirements. The HRPF is designed to provide unsurpassed manufacturing capability and versatility in the production of a wide range of flat-rolled specialty metals, including ATI's diversified product mix of nickel-based and specialty alloys, titanium and titanium alloys, zirconium alloys, Precision Rolled Strip® products, and stainless sheet and coiled plate products. The HRPF is also designed to produce high-strength carbon steel alloys. It is designed to roll and process exceptional quality hot bands of up to 78.62 inches, or 2 meters, wide, and is expected to be producing all of ATI's flat-rolled products by the end of 2014.
In October 2013, we began the premium-quality (PQ) qualification program at our Rowley, UT titanium sponge production facility. We continued to achieve improvements in key operational areas at Rowley, such as cake size and yield. Completion of the PQ qualification program, which is expected to continue through 2015, is an important step in fulfilling the strategic vision and purpose of this investment to provide a secure, domestic supply source for PQ titanium sponge for use in jet engine rotating parts. As originally designed, the Rowley facility had a projected annual production capacity of 24 million pounds, with infrastructure in place to further expand annual capacity by approximately 18 million pounds, for a total potential capacity of 42 million pounds of titanium sponge. We believe our operational improvements in yield and cake size will enable an annual production level in excess of 24 million pounds once we achieve full production levels, which is expected following PQ qualification.
Additional recent investments include expansions of our: premium titanium alloy melt and remelt capability; nickel-based alloy and superalloy melt and remelt capability; titanium and specialty alloy plate production capability; and premium titanium and nickel-based superalloy forging capability. Also, we purchased assets that added advanced nickel-based alloy and titanium alloy powders to our product portfolio. We acquired the capability to manufacture high performance forgings and castings. In February 2014, we acquired flowforming process technologies to expand our capabilities in the aerospace and defense and oil and gas/chemical process industry markets. We believe these investments strengthen and enhance ATI’s leadership position in the production of advanced specialty materials.

Business Segments
We operate in the following two business segments, which accounted for the following percentages of total revenues of $4.04 billion, $4.67 billion, and $4.81 billion for the years ended December 31, 2013, 2012, and 2011, respectively. Segment results reflect all changes discussed above for all periods presented.

	2013	2012	2011
High Performance Metals	48%	50%	43%
Flat-Rolled Products	52%	50%	57%
Information with respect to our business segments is presented below and in Note 14 of the Notes to the Consolidated Financial Statements.
High Performance Metals Segment
Our High Performance Metals segment produces, converts and distributes a wide range of high performance materials, including titanium and titanium-based alloys, nickel- and cobalt-based alloys and superalloys, zirconium and related alloys including hafnium and niobium, advanced powder alloys and other specialty metals, in long product forms such as ingot, billet, bar, rod, wire, shapes and rectangles, and seamless tubes, plus precision forgings and castings, and machined parts. These products are designed for the high performance requirements of such major end markets as aerospace and defense, oil and gas/ chemical process industry, electrical energy, and medical. We are integrated from raw materials (sponge) to melt, remelt, finish processing, forging, investment casting, and machining in our titanium and titanium alloys, and zirconium and hafnium alloy products. The major end markets served by our High Performance Metals segment are aerospace and defense, oil and gas, chemical process industry, electrical energy, and medical. Most of the products in this segment are sold directly to end-use customers, and a significant portion of our High Performance Metals segment products are sold under multi-year agreements. The business units in this segment include ATI Allvac, ATI Wah Chang and ATI Ladish.
Approximately 64% of High Performance Metals segment revenue is derived from the aerospace and defense market. Demand for our products is driven primarily by the commercial aerospace cycle. Large aircraft and aircraft engines are manufactured by a small number of companies, such as The Boeing Company, Airbus S.A.S. (an Airbus Group company), Bombardier Aerospace (a division of Bombardier Inc.), and Embraer (Empresa Brasileira de Aeronáutica S.A.) for airframes, and GE Aviation (a division of General Electric Company), Rolls-Royce plc, Pratt & Whitney (a division of United Technologies Corporation), Snecma (SAFRAN Group), and various joint ventures that manufacture jet engines. These companies and their suppliers form a substantial part of our customer base in this business segment. ATI supplies the aerospace and defense supply chain with nickel- and cobalt-based alloys and superalloys, titanium alloys, vacuum-melted specialty alloys, and advanced powder alloys for commercial and military jet engines, for both original engines and spare parts. For commercial and military airframe and structural parts, ATI manufactures titanium alloys, vacuum-melted specialty alloys, and high-strength stainless alloys. The loss of one or more of our customers in the aerospace and defense market could have a material adverse effect on ATI’s results of operations and financial condition.
Flat-Rolled Products Segment
Our Flat-Rolled Products segment produces, converts and distributes stainless steel, nickel-based alloys, specialty alloys, and titanium and titanium-based alloys, in a variety of product forms including plate, sheet, engineered strip, and Precision Rolled Strip® products, as well as grain-oriented electrical steel. The major end markets for our flat-rolled products are oil and gas/ chemical process industry, electrical energy, automotive, food processing equipment and appliances, construction and mining, electronics, communication equipment and computers, and aerospace and defense. The operations in this segment are ATI Allegheny Ludlum, and the Chinese joint venture company known as Shanghai STAL Precision Stainless Steel Company Limited (STAL), in which we hold a 60% interest. Segment results also include our 50% interest in the industrial titanium joint venture known as Uniti LLC.
Stainless steel, nickel-based alloys and titanium sheet products are used in a wide variety of industrial and consumer applications. In 2013, approximately 50% by volume of our stainless sheet products were sold to independent service centers, which have slitting, cutting or other processing facilities, with the remainder sold directly to end-use customers.
Engineered strip and very thin Precision Rolled Strip® products are used by customers to fabricate a variety of products primarily in the automotive, construction, and electronics markets. In 2013, approximately 90% by volume of our engineered strip and Precision Rolled Strip products were sold directly to end-use customers or through our own distribution network, with the remainder sold to independent service centers.

Stainless steel, nickel-based alloy and titanium plate products are primarily used in industrial markets. In 2013, approximately 55% by volume of our plate products were sold to independent service centers, with the remainder sold directly to end-use customers.
Grain-oriented electrical steel is used in power transformers where electrical conductivity and magnetic properties are important. Nearly all of our grain-oriented electrical steel products are sold directly to end-use customers.
Competition
Markets for our products and services in both of our business segments are highly competitive. We compete with many producers and distributors who, depending on the product involved, range from large diversified enterprises to smaller companies specializing in particular products. Factors that affect our competitive position are the quality of our products, service and delivery capabilities, our capabilities to produce a wide range of specialty materials in various alloys and product forms, our technological capabilities including our research and development efforts, our marketing strategies, the prices for our products and services, our manufacturing costs, and industry manufacturing capacity.
We face competition from both domestic and foreign companies. Some of our foreign competitors are either directly or indirectly subsidized by governments. In 1999, the United States imposed anti-dumping and countervailing duties on dumped and subsidized imports of stainless steel sheet and strip in coils and stainless steel plate in coils from companies in ten foreign countries. The anti-dumping and countervailing duty orders were reviewed in 2011 by the U.S. Department of Commerce and the U.S. International Trade Commission to determine whether the orders should remain in place for another five years. The agencies decided that eight such orders against five countries will continue in effect. We continue to monitor unfairly traded imports from foreign producers for appropriate action.
Major Competitors
Nickel-based alloys and superalloys and specialty steel alloys

•	Carpenter Technology Corporation: A

•	Special Metals Corporation, a Precision Castparts Corp. company: C

•	Haynes International, Inc.: B

•	Outokumpu VDM GmbH, a company of ThyssenKrupp AG (Germany): C
Titanium and titanium-based alloys

•	Titanium Metals Corporation, a Precision Castparts Corp. company: C

•	RMI Titanium, an RTI International Metals company: C

•	VSMPO—AVISMA (Russia): A
Precision forgings and titanium investment castings

•	Precision Castparts Corp.: A

•	Firth Rixson Limited (United Kingdom): A

•	Aubert & Duval, a group member of Eramet (France): A
Zirconium and related alloys

•	Cezus, a group member of AREVA (France): A

•	H.C. Starck: A

•	Western Zirconium Plant of Westinghouse Electric Company, owned by Toshiba Corporation: A
Stainless steel

•	AK Steel Corporation: B

•	North American Stainless (NAS), owned by Acerinox S.A. (Spain): B

•	Outokumpu Stainless Coil Americas (Finland): B

•	Imports from

•	Aperam (formerly part of Arcelor Mittal) (France, Belgium and Germany): B

•	Outokumpu Oyj (Finland) including Mexinox S.A. de C.V., group member (Mexico): B

•	Ta Chen International Corporation (Taiwan): B

•	Various Chinese producers: B
KEY – A = Primarily High Performance Metals segment, B = Primarily Flat-Rolled Products segment, C = Both High Performance Metals and Flat-Rolled Products segments

Raw Materials and Supplies
Substantially all raw materials and supplies required in the manufacture of our products are available from more than one supplier and the sources and availability of raw materials essential to our businesses are currently adequate. The principal raw materials we use in the production of our specialty materials are scrap (including iron-, nickel-, chromium-, titanium-, and molybdenum-bearing scrap), nickel, titanium sponge, zirconium sand and sponge, ferrochromium, ferrosilicon, molybdenum and molybdenum alloys, manganese and manganese alloys, cobalt, niobium, vanadium and other alloying materials.
Purchase prices of certain principal raw materials have been volatile. As a result, our operating results may be subject to significant fluctuation. We use raw materials surcharge and index mechanisms to offset the impact of changes in raw material costs; however, competitive factors in the marketplace may limit our ability to institute such mechanisms, and there can be a delay between the change in the price of raw materials and the impact of such mechanisms. For example, in 2013 we used approximately 100 million pounds of nickel; therefore a hypothetical change of a $1.00 per pound increase in nickel prices would result in increased costs of approximately $100 million. We also used approximately 760 million pounds of ferrous scrap in the production of our flat-rolled products; a hypothetical change of a $0.01 per pound increase would result in increased costs of approximately $8 million.
While we have increased our manufacturing capacity to produce titanium sponge, the major raw material for our titanium products, a portion of our needs, together with certain other raw materials, such as nickel, cobalt, and ferrochromium, are available to us and our specialty materials industry competitors primarily from foreign sources. Some of these foreign sources are located in countries that may be subject to unstable political and economic conditions, which could disrupt supplies or affect the price of these materials.
We purchase our nickel requirements principally from producers in Australia, Canada, Norway, Russia, and the Dominican Republic. Zirconium raw materials are primarily purchased from the U.S. and China. Cobalt is purchased primarily from producers in Canada. More than 80% of the world’s reserves of ferrochromium are located in South Africa, Zimbabwe, Albania, and Kazakhstan. Niobium is purchased primarily from producers in Brazil. We also purchase titanium sponge from sources in Russia, Kazakhstan and Japan.
Export Sales and Foreign Operations
Direct international sales represented approximately 39% of our total annual sales in 2013, 38% of our total sales in 2012, and 37% of our total sales in 2011. These figures include direct export sales by our U.S.-based operations to customers in foreign countries, which accounted for approximately 29% of our total sales in 2013, and 28% of our total sales in both 2012 and 2011. Our overseas sales, marketing and distribution efforts are aided by our international marketing and distribution offices, ATI Europe, ATI Europe Distribution, and ATI Asia, or by independent representatives at various locations throughout the world. We believe that at least 50% of ATI’s 2013 sales were driven by global markets when we consider exports of our customers. Direct sales by geographic area in 2013, and as a percentage of total sales, were as follows:

(In millions)
United States	$2,458.4	61%
Europe	929.6	23%
Asia	417.0	10%
Canada	141.0	4%
South America, Middle East and other	97.5	2%
Total sales	$4,043.5	100%
Our ATI Allvac business has manufacturing capabilities for melting, remelting, forging and finishing nickel-based alloys and specialty alloys in the United Kingdom. Our ATI Ladish business has manufacturing capabilities for precision forging and machining in Poland, primarily serving the construction, transportation and aerospace markets. Our STAL joint venture in the People’s Republic of China produces Precision Rolled Strip products, which enables us to offer these products more effectively to markets in China and other Asian countries. Our Uniti LLC joint venture allows us to offer titanium products to industrial markets more effectively worldwide.
Backlog, Seasonality and Cyclicality
Our backlog of confirmed orders was approximately $1.6 billion at both December 31, 2013 and 2012. We expect that approximately 85% of confirmed orders on hand at December 31, 2013 will be filled during the year ending December 31, 2014. Backlog of confirmed orders of our High Performance Metals segment was approximately $1.3 billion at both December 31, 2013 and 2012. We expect that approximately 84% of the confirmed orders on hand at both December 31, 2013 for this segment will be filled during the year ending December 31, 2014. Backlog of confirmed orders of our Flat-Rolled Products segment was approximately $0.3 billion at both December 31, 2013 and 2012. We expect that more than 90% of the confirmed orders on hand at December 31, 2013 for this segment will be filled during the year ending December 31, 2014.
Generally, our sales and operations are not seasonal. However, demand for our products is cyclical over longer periods because specialty materials customers operate in cyclical industries and are subject to changes in general economic conditions and other factors both external and internal to those industries.
Research, Development and Technical Services
We believe that our research and development capabilities give ATI an advantage in developing new products and manufacturing processes that contribute to the profitable growth potential of our businesses on a long-term basis. We conduct research and development at our various operating locations both for our own account and, on a limited basis, for customers on a contract basis. Research and development expenditures for the years ended December 31, 2013, 2012, and 2011 included the following:

(In millions)	2013	2012	2011
Company-Funded:
High Performance Metals	$11.7	$16.5	$10.8
Flat-Rolled Products	4.3	5.8	6.2
Corporate	0.1	—	—
	$16.1	$22.3	$17.0
Customer-Funded:
High Performance Metals	$2.7	$1.5	$1.5
Total Research and Development	$18.8	$23.8	$18.5
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
Our Corporate Guidelines for Business Conduct and Ethics address compliance with environmental laws as well as employment and workplace safety laws, and also describe our commitment to equal opportunity and fair treatment of employees. We continued to focus on safety across ATI’s operations during 2013. As a result of our continuing focus on and commitment to safety, in 2013 our OSHA Total Recordable Incident Rate was 2.14 and our Lost Time Case Rate was 0.40, which we believe to be competitive with world class performance for our industry.

Employees
We have approximately 9,500 full-time employees, of which approximately 15% are located outside the United States. Approximately 50% of our workforce is covered by various collective bargaining agreements, predominantly with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USW”).
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
Executive Management, Including Executive Officers under Federal Securities Laws
The following are members of the Company’s executive management, including executive officers under the federal securities laws, as of February 14, 2014:

Name	Age	Title
Richard J. Harshman*	57	Chairman, President and Chief Executive Officer
Patrick J. DeCourcy*	51	Senior Vice President, Finance and Chief Financial Officer
Hunter R. Dalton*	59	Executive Vice President, Long Products and President, ATI Allvac
Terry L. Dunlap*	54	Executive Vice President, Flat-Rolled Products and President, ATI Allegheny Ludlum
John D. Sims *	54	Executive Vice President, High Performance Forgings and Castings, Primary Titanium Operations, and Engineered Alloys, and President, ATI Ladish
Elliot S. Davis*	52	Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary
Kevin B. Kramer	54	Senior Vice President, Chief Commercial and Marketing Officer
Carl R. Moulton	66	Senior Vice President, International
Karl D. Schwartz*	50	Controller and Chief Accounting Officer

*	Such individuals are subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended.
Set forth below are descriptions of the business background for the past five years of the Company’s executive officers and management.
Richard J. Harshman became Chairman, President and Chief Executive Officer on May 1, 2011. Mr. Harshman was President and Chief Operating Officer from August 2010 to May 2011. Prior to that, he served as Executive Vice President, Finance and Chief Financial Officer from 2003 to August 2010. Mr. Harshman was Senior Vice President, Finance and Chief Financial Officer from 2001 to 2003 and Vice President, Finance from 2000 to 2001. Prior to that, he was Vice President, Investor Relations and Corporate Communications. Previously, he had served in a number of financial management roles for the Company.
Patrick J. DeCourcy, 51, has served as Senior Vice President, Finance and Chief Financial Officer since December 2013. He was Interim Chief Financial Officer from July 2013 to December 2013. From 2011 to July 2013, Mr. DeCourcy provided assistance to ATI executive management with business integration and strategic investments until he was named Senior Director, Strategic Projects and Business Integration, from March 2012 to July 2013. From 2000 to April 2010, he served as Vice President, Finance and Administration of ATI Allvac.
Hunter R. Dalton became Executive Vice President, Long Products on May 1, 2011. He has served as President, ATI Allvac since April 2008. Previously, he served as Group President, ATI Long Products from 2008 to May 2011. From 2003 to 2008, Mr. Dalton served as Senior Vice President of Sales and Marketing for ATI Allvac.

Terry L. Dunlap became Executive Vice President, Flat-Rolled Products in May 2011. He has served as President, ATI Allegheny Ludlum since 2002. Previously, he served as Group President, ATI Flat-Rolled Products from 2008 to May 2011.
John D. Sims became Executive Vice President, High Performance Forgings and Castings, Primary Titanium Operations, and Engineered Alloys, and President, ATI Ladish in September 2013. Previously, he was Executive Vice President, Primary Titanium Operations, and Engineered Alloys and Products beginning in February 2013. Prior to that, Mr. Sims served as Executive Vice President, Primary Metals and Exotic Alloys from May 2011 to February 2013 and President, ATI Wah Chang from 2008 to February 2013. Previously, he was Group President, ATI Primary Metals and Exotic Alloys from February 2011 to May 2011.
Elliot S. Davis became Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary in May 2011. Previously, Mr. Davis was Vice President and General Counsel from August 2010 to May 2011. Mr. Davis served as Assistant General Counsel from 2008, when he joined the Company, to August 2010. Mr. Davis had previously been a partner of K&L Gates LLP, where he practiced for nearly 20 years in its corporate, mergers and acquisitions and securities group.
Kevin B. Kramer, was named Senior Vice President, Chief Commercial and Marketing Officer when he joined ATI in February 2014. Prior to joining ATI, Mr. Kramer was President - Stoneridge Wiring Division and Vice President of Stoneridge, Inc., a designer and manufacturer of highly engineered electrical and electronic components, modules and systems for global commercial vehicle, automotive, agricultural and off-highway vehicle markets, from May 2012 through January 2014. Prior to that, Mr. Kramer worked at Alcoa Inc. from 2004 to 2012, where he had served as President - Growth Initiatives and President - Wheel and Transportation Products.
Carl R. Moulton was named Senior Vice President, International in May 2011. Previously, Mr. Moulton served as Vice President, International since March 2009. Prior to that, Mr. Moulton was President of Uniti LLC since its formation in 2003.
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
Although inflationary trends in recent years have been moderate, during most of the same period certain critical raw material costs, such as nickel, titanium sponge, chromium, and molybdenum and scrap containing iron, nickel, titanium, chromium, and molybdenum have been volatile. While we have been able to mitigate some of the adverse impact of volatile raw material costs through raw material surcharges or indices to customers, rapid changes in raw material costs may adversely affect our results of operations.
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
We acquire certain important raw materials that we use to produce specialty materials, including nickel, zirconium, niobium, chromium, cobalt, and titanium sponge, from foreign sources. Some of these sources operate in countries that may be subject to unstable political and economic conditions. These conditions may disrupt supplies or affect the prices of these materials.
Volatility of Raw Material Costs. The prices for many of the raw materials we use have been extremely volatile. Since we value most of our inventory utilizing the last-in, first-out (LIFO) inventory costing methodology, a rapid rise in raw material costs has a negative effect on our operating results. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. For example, in 2013, 2012 and 2011, the effect of falling raw material costs on our LIFO inventory valuation method resulted in cost of sales which were $80.9 million, $75.6 million and $25.9 million lower than would have been recognized had we utilized the FIFO methodology to value our inventory. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold.
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
With respect to proceedings brought under the federal Superfund laws, or similar state statutes, we have been identified as a potentially responsible party (PRP) at approximately 42 of such sites, excluding those at which we believe we have no future liability. Our involvement is limited or de minimis at approximately 25 of these sites, and the potential loss exposure with respect to any of the remaining 17 individual sites is not considered to be material.
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
We believe that we operate our businesses in compliance in all material respects with applicable environmental laws and regulations. However, from time-to-time, we are a party to lawsuits and other proceedings involving alleged violations of, or liabilities arising from, environmental laws. When our liability is probable and we can reasonably estimate our costs, we record environmental liabilities in our financial statements. In many cases, we are not able to determine whether we are liable or if liability is probable to reasonably estimate the loss or range of loss. Estimates of our liability remain subject to additional uncertainties, including the nature and extent of site contamination, available remediation alternatives, the extent of corrective actions that may be required, and the participation number and financial condition of other PRPs, as well as the extent of their responsibility for the remediation. We intend to adjust our accruals to reflect new information as appropriate. Future adjustments could have a material adverse effect on our results of operations in a given period, but we cannot reliably predict the amounts of such future adjustments. At December 31, 2013, our reserves for environmental matters totaled approximately $14 million. Based on currently available information, we do not believe that there is a reasonable possibility that a loss exceeding the amount already accrued for any of the sites with which we are currently associated (either individually or in the aggregate) will be an amount that would be material to a decision to buy or sell our securities. Future developments, administrative actions or liabilities relating to environmental matters, however, could have a material adverse effect on our financial condition or results of operations.
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
Labor Matters. We have approximately 9,500 full-time employees, of which approximately 15% are located outside the United States. Approximately 50% of our workforce is covered by various collective bargaining agreements, predominantly with the USW. At various times, our collective bargaining agreements expire and are subject to renegotiation. Generally, collective bargaining agreements that expire may be terminated after notice by the union. After termination, the union may authorize a strike. A strike by the employees covered by one or more of the collective bargaining agreements could have a material adverse effect on our operating results. There can be no assurance that we will succeed in concluding collective bargaining agreements with the unions to replace those that expire.
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
Risks Associated with Retirement Benefits. At December 31, 2013, our U.S. qualified defined benefit pension plan was approximately 88% funded as calculated in accordance with U.S. generally accepted accounting principles, and we are not required to make any contribution to this plan in 2014. However, we may be required to fund the U.S. qualified defined benefit pension plan in the years beyond 2014 depending upon the value of plan investments and obligations in the future and changes in laws or regulations that govern pension plan funding. Depending on the timing and amount, a requirement that we fund our U.S. qualified defined benefit pension plan could have a material adverse effect on our results of operations and financial condition.
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
Risks Associated with Government Contracts. Some of our operating units perform contractual work directly for the U.S. Government. Various claims (whether based on U.S. Government or Company audits and investigations or otherwise) could be asserted against us related to our U.S. Government contract work. Depending on the circumstances and the outcome, such proceedings could result in fines, penalties, compensatory and treble damages or the cancellation or suspension of payments under one or more U.S. Government contracts. Under government regulations, a company, or one or more of its operating divisions or units, can also be suspended or debarred from government contracts based on the results of investigations.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal domestic facilities for our high performance materials include titanium sponge production, melting operations, and production facilities that include processing and finishing operations. Our titanium sponge production facility is located in Rowley, UT. Domestic melting operations are located in Monroe, NC, Bakers, NC, and Lockport, NY (vacuum induction melting, vacuum arc re-melt, electro-slag re-melt, plasma melting), Richland, WA (electron beam melting), and Albany, OR (vacuum arc re-melt). Production of high performance materials, most of which are in long product form, takes place at our domestic facilities in Monroe, NC, Bakers, NC, Lockport, NY, Richburg, SC, Albany, OR and Oakdale, PA. Our production of zirconium and related specialty alloys takes place at facilities located in Albany, OR, Huntsville, AL, and Frackville, PA. Our production of highly engineered forgings, castings, and machined components takes place at facilities in Cudahy and Coon Valley, WI, Windsor, CT, Albany, OR, Irvine, CA, Portland, IN and Lebanon, KY.
Our principal domestic locations for melting stainless steel and other flat-rolled specialty materials are located in Brackenridge, Midland and Latrobe, PA. Hot rolling, including the new HRPF which was placed into service at the end of 2013, is performed at our domestic facility in Brackenridge, PA. Hot rolling is also performed at our domestic facilities in Washington and Houston, PA. Finishing of our flat-rolled products takes place at our domestic facilities located in Brackenridge, Bagdad, Vandergrift, Midland, Washington, Rochester, Monaca and Zelienople, PA, and in Wallingford and Waterbury, CT, New Bedford, MA, and Louisville, OH.
Substantially all of our properties are owned, and three of our properties are subject to mortgages or similar encumbrances securing borrowings under certain industrial development authority financings.
We also own or lease facilities in a number of foreign countries, including France, Germany, the United Kingdom, Poland, and the People’s Republic of China. We own and/or lease and operate facilities for melting and re-melting, machining and bar mill operations, laboratories and offices located in Sheffield, England. We own highly engineered forging and machining operations in Stalowa Wola, Poland. Through our STAL joint venture, we operate facilities for finishing Precision Rolled Strip products in the Xin-Zhuang Industrial Zone, Shanghai, China.
Our executive offices, located in PPG Place in Pittsburgh, PA, are leased.
Although our facilities vary in terms of age and condition, we believe that they have been well maintained and are in sufficient condition for us to carry on our activities.
Item 3. Legal Proceedings
In December 2008, the Environmental Protection Agency (EPA) sent a subsidiary of the Company a notice of violation (NOV) alleging violations of rules governing the management of hazardous wastes at the entity’s Albany, Oregon facility. In May 2010, the EPA sent a second NOV alleging additional violations of hazardous waste rules arising out of related circumstances, and a separate NOV to another subsidiary, which alleged violations of the hazardous waste rules at its Albany, Oregon facility. In December 2013, EPA filed a civil action against the Company relating to the NOVs, along with a Consent Decree requiring the Company to pay a civil penalty of $825,000 and to take other action.  EPA published the Consent Decree for public comment and provided no adverse comments are received, EPA will ask the court to enter the Consent Decree to resolve the NOVs and the civil action.

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
Information relating to legal proceedings is included in Note 18. Commitments and Contingencies of the Notes to Consolidated Financial Statements and incorporated herein by reference.

Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Prices
Our common stock is traded on the New York Stock Exchange (symbol ATI). At February 6, 2014, there were 4,162 record holders of Allegheny Technologies Incorporated common stock. We paid a quarterly cash dividend of $0.18 per share of common stock outstanding for each quarter of 2013 and 2012. The ranges of high and low sales prices for shares of our common stock for the quarterly periods ended on the dates indicated were as follows:

2013	March 31	June 30	September 30	December 31
High	$34.18	$31.92	$32.74	$35.89
Low	$28.97	$25.60	$25.60	$29.49

2012	March 31	June 30	September 30	December 31
High	$53.00	$44.17	$37.02	$33.95
Low	$39.78	$27.61	$27.68	$25.35
Cumulative Total Stockholder Return
The graph set forth below shows the cumulative total stockholder return (i.e., price change plus reinvestment of dividends) on our common stock from December 31, 2008 through December 31, 2013 as compared to the S&P 500 Index and a Peer Group of companies. We believe the Peer Group of companies, which is defined below, is representative of companies in our industry that serve similar markets during the applicable periods. The total stockholder return for the Peer Group is weighted according to the respective issuer’s stock market capitalization at the beginning of each period. The graph assumes that $100 was invested on December 31, 2008.

Company / Index	Dec 2008	Dec 2009	Dec 2010	Dec 2011	Dec 2012	Dec 2013
ATI	100.00	179.33	224.09	196.85	127.74	153.55
S&P 500 Index	100.00	126.46	145.51	148.59	172.37	228.19
Peer Group	100.00	143.16	162.11	137.73	153.61	204.48
Source: Standard & Poor’s

Peer Group companies for the cumulative five year total return period ended December 31, 2013 were as follows:

AK Steel Holding Corporation	Materion Corp	Steel Dynamics, Inc.
ALCOA Inc.	Nucor Corp.	The Timken Company
Carpenter Technology Corporation	Precision Castparts Corp.	United States Steel Corporation
Castle (A M) & Co.	Reliance Steel & Aluminum Co.	Universal Stainless & Alloy Products, Inc.
Commercial Metals Company	RTI International Metals, Inc.	Worthington Industries, Inc.
Kennametal Inc.	Schnitzer Steel Industries, Inc.

Item 6. Selected Financial Data

(In millions)
For the Years Ended December 31,	2013	2012	2011	2010	2009
Revenue by Market:
Aerospace & Defense	$1,394.5	$1,584.5	$1,441.6	$998.3	$931.0
Oil & Gas/Chemical Process Industry	706.8	837.6	996.0	705.1	524.1
Electrical Energy	459.4	571.5	741.8	645.7	563.7
Medical	207.7	211.5	243.6	223.7	112.9
Subtotal - Key Markets	2,768.4	3,205.1	3,423.0	2,572.8	2,131.7
Automotive	348.3	363.7	356.2	292.5	192.3
Construction/Mining	287.5	364.2	305.3	267.0	140.7
Food Equipment & Appliances	251.7	215.4	236.8	273.5	176.8
Electronics/Computers/Communication	153.1	170.0	161.1	127.7	83.0
Transportation	136.3	196.1	209.0	153.3	64.8
Conversion Services and Other	98.2	152.4	120.9	79.4	78.1
Total	$4,043.5	$4,666.9	$4,812.3	$3,766.2	$2,867.4

(In millions, except per share amounts)
For the Years Ended December 31,	2013	2012	2011	2010	2009
Sales:
High Performance Metals	$1,944.8	$2,314.0	$2,081.0	$1,422.8	$1,346.7
Flat-Rolled Products	2,098.7	2,352.9	2,731.3	2,343.4	1,520.7
Total Sales	$4,043.5	$4,666.9	$4,812.3	$3,766.2	$2,867.4
Operating profit (loss):
High Performance Metals	$209.1	$385.4	$377.1	$266.0	$230.9
Flat-Rolled Products	(44.7)	127.8	217.6	89.0	75.8
Total operating profit	$164.4	$513.2	$594.7	$355.0	$306.7
Income (loss) from continuing operations before income taxes	$(154.8)	$232.3	$322.1	$124.2	$89.4
Income tax provision (benefit)	(63.6)	72.4	110.4	46.5	35.9
Income (loss) from continuing operations	(91.2)	159.9	211.7	77.7	53.5
Income (loss) from discontinued operations, net of tax	252.8	7.9	11.4	1.0	(15.5)
Net income	161.6	167.8	223.1	78.7	38.0
Less: Net income attributable to noncontrolling interests	7.6	9.4	8.8	8.0	6.3
Net income attributable to ATI	$154.0	$158.4	$214.3	$70.7	$31.7
Basic net income (loss) per common share
Continuing operations attributable to ATI per common share	$(0.93)	$1.42	$1.98	$0.72	$0.49
Discontinued operations attributable to ATI per common share	2.37	0.07	0.11	0.01	(0.16)
Basic net income attributable to ATI per common share	$1.44	$1.49	$2.09	$0.73	$0.33
Diluted net income (loss) per common share
Continuing operations attributable to ATI per common share	$(0.93)	$1.36	$1.87	$0.71	$0.48
Discontinued operations attributable to ATI per common share	2.37	0.07	0.10	0.01	(0.16)
Diluted net income attributable to ATI per common share	$1.44	$1.43	$1.97	$0.72	$0.32

(In millions, except per share amounts and ratios)
As of and for the Years Ended December 31,	2013	2012	2011	2010	2009
Dividends declared per common share	$0.72	$0.72	$0.72	$0.72	$0.72
Ratio of earnings to fixed charges	—	2.8x	3.6x	2.2x	1.8x
Working capital	$1,739.8	$1,639.1	$1,707.7	$1,324.1	$1,373.0
Total assets	6,898.5	6,247.8	6,046.9	4,493.6	4,346.0
Long-term debt	1,527.4	1,463.0	1,482.0	921.9	1,037.6
Total debt	1,947.3	1,480.1	1,509.3	1,063.3	1,071.1
Cash and cash equivalents	1,026.8	304.6	380.6	432.3	708.8
Total ATI Stockholders’ equity	2,894.2	2,479.6	2,475.3	2,040.8	2,012.2
Noncontrolling interests	100.5	107.5	96.3	88.6	77.4
Total Stockholders’ equity	2,994.7	2,587.1	2,571.6	2,129.4	2,089.6
The information presented in Selected Financial Data should be read in conjunction with the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Item 8. Financial Statements and Supplementary Data.
In 2013, we completed the sale of our tungsten materials business and after a strategic review, determined that we would exit our iron castings and fabricated components businesses. These three businesses, which were part of the former Engineered Products business segment, are classified as discontinued operations for all periods presented above. We received cash proceeds, net of transaction costs, of $600.9 million for the sale of the tungsten materials business, and recognized a $428.3 million pretax ($261.4 million after tax) gain which is reported in discontinued operations. In addition, results of discontinued

operations for 2013 include $19.5 million pre-tax ($11.9 million after-tax) of charges associated with the iron castings and fabricated components operations. See Note 2 of the notes to the consolidated financial statements for further explanation.
We restructured the remaining operations of the former Engineered Products business segment, which represented less than 3% of total sales from continuing operations. The previously standalone specialty steel forgings business was integrated into our forged products operations in the High Performance Metals business segment, and our precision titanium and specialty alloy flat-rolled finishing business was integrated into the specialty plate operations in the Flat-Rolled Products business segment. Segment results for High Performance Metals and Flat-Rolled Products reflect these changes for all periods presented.
For the year ended December 31, 2013, we recorded pre-tax restructuring charges in continuing operations of $67.5 million ($41.2 million after-tax or $0.39 per share) which are not included in segment results. These pre-tax charges were comprised of $55.1 million in non-cash long-lived asset impairment charges, $4.2 million in facility closure costs and $8.2 million in employee severance and termination benefit charges. See Note 15 of the notes to the consolidated financial statements for further explanation.
In July 2013, we issued $500 million of 5.875% Senior Notes due in 2023 for general corporate purposes.
In May 2011, we acquired Ladish Co., Inc. (Ladish) for $897.6 million, comprised of the issuance of 7.3 million shares of ATI common stock, which increased stockholders’ equity by $513.6 million, and the payment of $384 million in cash. Results are included in the High Performance Metals segment from the date of the acquisition.
In January 2011, we issued $500 million of 5.95% Senior Notes due in 2021. A portion of the proceeds from this transaction was used to fund the cash portion of the Ladish acquisition. Additionally in 2011, we retired the remaining $117 million of our outstanding 8.375% Notes due in December 2011.
Total ATI stockholders’ equity for 2013 included a net increase of $241.0 million for the year-end remeasurements of pensions and other postretirement benefits, primarily due to the use of a higher discount rate to measure the benefit obligations. Total ATI stockholders’ equity for 2012 and 2011 included net decreases of $164.1 million and $320.0 million, respectively, primarily due to the use of lower discount rates to measure the benefit obligations.
In 2009, we issued $350 million of 9.375% Senior Notes due 2019 and $402.5 million of 4.25% Convertible Senior Notes due 2014. Proceeds from these transactions were used to retire $183.3 million of our outstanding 8.375% Notes due 2011 and to fund a voluntary pre-tax $350 million cash contribution to our domestic pension plan to significantly improve its funded position.
For purposes of determining the ratio of earnings to fixed charges, earnings include pre-tax income (loss) from continuing operations plus fixed charges (excluding capitalized interest). Fixed charges consist of interest on all indebtedness (including capitalized interest) plus that portion of operating lease rentals representative of the interest factor (deemed to be one-third of operating lease rentals). For the year ended December 31, 2013, fixed charges exceeded earnings by $192.8 million.
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
Overview of 2013 Financial Performance
We are one of the largest and most diversified specialty materials and components producers in the world. Our high-value products include titanium and titanium alloys, nickel-based alloys and specialty steels, precision forgings, castings and machined components, zirconium and related alloys, precision and engineered stainless steel strip, and grain-oriented electrical steel. Our standard products include specialty stainless sheet, stainless steel sheet, and stainless steel plate. Our specialty materials are produced in a wide range of alloys and product forms and are selected for use in applications that demand materials having exceptional hardness, toughness, strength, resistance to heat, corrosion or abrasion, or a combination of these characteristics.
Our High Performance Metals segment produces, converts and distributes a wide range of high performance materials, including titanium and titanium-based alloys, nickel- and cobalt-based alloys and superalloys, zirconium and related alloys including hafnium and niobium, advanced powder alloys and other specialty metals, in long product forms such as ingot, billet, bar, rod, wire, shapes and rectangles, and seamless tubes, plus precision forgings and castings, and machined parts. These products are designed for the high performance requirements of such major end markets as aerospace and defense, oil and gas, chemical process industry, electrical energy, and medical. Our Flat-Rolled Products segment produces, converts and distributes stainless steel, nickel-based alloys, specialty alloys, and titanium and titanium-based alloys, in a variety of product forms including plate, sheet, engineered strip, and Precision Rolled Strip products, as well as grain-oriented electrical steel. The major end markets for our flat-rolled products are oil and gas, chemical process industry, electrical energy, automotive, food processing equipment and appliances, construction and mining, electronics, communication equipment and computers, and aerospace and defense.
In 2013, we took significant steps to restructure our operations and made important progress on our strategic capital projects and other business objectives during challenging market conditions in which we were adversely impacted by weak demand and low base-selling prices for many products. In September 2013, we announced the sale of our tungsten materials business in our former Engineered Products segment for approximately $605 million in an all-cash transaction, which was completed in the fourth quarter and resulted in a pre-tax gain of approximately $428 million.
In the third quarter 2013, we completed a strategic review of our iron castings and fabricated components businesses, which were also part of the former Engineered Products segment. Based on current and forecasted financial results, these businesses were not projected to meet our long-term profitable growth and return on capital employed expectations. The fabricated components business was closed in the third quarter 2013, and the casting service business is classified as held for sale at December 31, 2013. We recorded $19.5 million of pre-tax charges ($11.9 million after tax) in 2013 primarily related to impairment of long-lived assets associated with these operations. These businesses, and the divested tungsten materials business, are reported as discontinued operations for all periods presented, and are not reported within our sales, results of continuing operations, or business segment results.
We restructured the remaining operations of the former Engineered Products business segment, which represented less than 3% of total sales from continuing operations. The previously standalone specialty steel forgings business was integrated into our forged products operations in the High Performance Metals business segment, and our precision titanium and specialty alloy flat-rolled finishing business was integrated into the specialty plate operations in the Flat-Rolled Products business segment. Segment results for High Performance Metals and Flat-Rolled Products reflect these changes for all periods presented.
Throughout most of 2013, and particularly in the second half of the year, we experienced soft demand from many of our major end markets. Sales in 2013 decreased 13% to $4.04 billion, compared to $4.67 billion in 2012. In our key end markets of aerospace and defense, oil and gas, chemical process industry, electrical energy and medical, sales were down 14% and represented 68% of our total 2013 sales. Direct international sales were $1.59 billion and represented 39% of our total sales. For 2013, the High Performance Metals segment generated 53% of our direct international sales, and the Flat-Rolled Products segment generated 47% of our direct international sales.
We reported a loss from continuing operations attributable to ATI of $98.8 million, or $(0.93) per share for 2013, compared to income from continuing operations attributable to ATI of $150.5 million, or $1.36 per share for 2012. Lower shipments of many high-value and standard products, low base-selling prices for many products, and the impact of higher raw material input costs for products with longer manufacturing cycle times not aligned with falling raw material surcharges and indices were significant factors affecting 2013 results. Additionally, we recorded a $67.5 million restructuring charge in continuing operations in 2013, including $59.3 million of long-lived asset impairment charges and costs associated with facility closures, which were excluded from business segment results.
Income from discontinued operations attributable to ATI was $252.8 million, or $2.37 per share, in 2013, compared to $7.9 million, or $0.07 per share, in 2012. Discontinued operations in 2013 include the $428 million pre-tax ($261.4 million after tax, or $2.45 per share) gain on sale of the tungsten materials business, and the operating results of the tungsten materials, iron castings and fabricated components businesses. Discontinued operations results in 2013 and 2012 include net of tax long-lived asset impairment charges of $11.9 million, or $(0.11) per share, and $8.8 million, or $(0.08) per share, respectively, primarily related to the iron castings business.
Net income attributable to ATI was $154.0 million, or $1.44 per share, for 2013, compared to $158.4 million, or $1.43 per share, for 2012.
In our High Performance Metals segment, sales in 2013 decreased 16% to $1.95 billion, with sales to the aerospace and defense market down $170.9 million, or 12%, primarily due to lower raw material surcharges/indices and continued aggressive supply chain inventory management in the jet engine market. Sales to the oil and gas market declined 27%, or $63.0 million, in 2013 and were impacted by falling nickel raw material surcharges and by destocking in the oil and gas supply chain. Sales to the medical market declined 3%, as volume increases were offset by declines in selling prices. Operating profit for the High Performance Metals segment was $209.1 million, or 10.8% of sales, in 2013, compared to $385.4 million or 16.7% of sales in 2012. Results for 2013 reflect lower mill product shipment volume for all specialty materials mill products, as well as lower demand for forged and cast products. High Performance Metals segment operating profit in 2013 also includes a $35.0 million inventory valuation reserve, reflecting a reduction in the carrying value of LIFO-based inventory in the segment, which exceeded current replacement cost, to its net realizable value.

In our Flat-Rolled Products segment, sales decreased 11% in 2013 to $2.10 billion, primarily as a result of lower raw material surcharges and reduced base prices for most products. Total product shipments were flat compared to 2012, as shipments of standard stainless products increased 1% while shipments of high-value products decreased 2%. Volatile raw material costs and the resulting impact on surcharges affected demand as customers managed inventory levels and the timing of purchases. Operating results for the Flat-Rolled Products segment in 2013 were a loss of $44.7 million, or (2.1%) of sales, compared to segment operating profit of $127.8 million, or 5.4% of sales, due to lower base prices for most products and inventory costs not aligning with raw material surcharges. Flat-Rolled Products segment operating results in 2013 also include a $20.5 million lower of cost or market inventory valuation reserve for industrial titanium products.
For 2013, total segment operating profit decreased 68% to $164.4 million, compared to $513.2 million for 2012.
Throughout 2013, we focused on improving our market position and completing our strategic investments to ensure that ATI remains well-positioned as global and economic conditions improve. These actions are aimed at improving our future performance and positioning ATI to benefit from longer-term growth opportunities. Our accomplishments during 2013 from these important efforts included:

•
Maintaining our strong balance sheet. ATI finished 2013 with over $1 billion of cash and cash equivalents and $1.4 billion of available liquidity, including our undrawn unsecured senior credit facility. We sold our non-core tungsten materials business for approximately $605 million in cash, and proactively issued $500 million of 5.875%, ten-year senior notes to provide financial flexibility as we complete, commission and qualify our strategic capital projects and address short-term debt maturities. We realized significant cash generation in 2013, despite a decline in profitability, with cash flow from operations of $368 million, including a reduction of $242 million in managed working capital in response to business conditions. We utilized our cash in 2013 to invest $613 million in capital expenditures, primarily for the HRPF project, and return $77 million to our stockholders as dividends. Our net debt to capital ratio was 24.1% at the end of 2013.

•
Continued focus on our global market presence, as direct international sales increased to 39% of our total sales, at $1.6 billion. We believe at least 50% of ATI’s 2013 sales were driven by global markets when we consider exports by our customers.

•
Placing our Flat-Rolled Products segment Hot-Rolling and Processing Facility (HRPF) into service at the end of 2013. Cold-commissioning has begun, and hot-commissioning is expected to be completed by the end of the third quarter 2014. This capital project, which is on schedule and on budget at $1.2 billion excluding capitalized interest costs, is designed to be the most powerful mill in the world for production of specialty metals. It is designed to produce thinner and wider hot-rolled coils of exceptional quality and reduced cost with shorter lead times, with lower working capital requirements. The HRPF is designed to provide unsurpassed manufacturing capability and versatility in the production of a wide range of flat-rolled specialty metals, including ATI's diversified product mix of nickel-based and specialty alloys, titanium and titanium alloys, zirconium alloys, Precision Rolled Strip products, and stainless sheet and coiled plate products. The HRPF is also designed to produce high-strength carbon steel alloys. It is designed to roll and process exceptional quality hot bands of up to 78.62 inches, or 2 meters, wide, and is expected to be producing all of ATI's flat-rolled products by the end of 2014.

•
Beginning the premium-quality (PQ) qualification program at our Rowley, UT titanium sponge production facility in October 2013. We continued to achieve improvements in key operational areas at Rowley, such as cake size and yield. Completion of the PQ qualification program, which is expected to continue through 2015, is an important step in fulfilling the strategic vision and purpose of this approximately $0.5 billion capital investment to provide a secure, domestic supply source for PQ titanium sponge for use in jet engine rotating parts. As originally designed, the Rowley facility had a projected annual production capacity of 24 million pounds, with infrastructure in place to further expand annual capacity by approximately 18 million pounds, for a total potential capacity of 42 million pounds of titanium sponge. We believe our operational improvements in yield and cake size will enable an annual production level in excess of 24 million pounds once we achieve full production levels, which is expected following PQ qualification.

•
Continuing our strategic focus on key high value specialty products, including titanium and titanium alloys, precision castings and forgings, nickel-based alloys and specialty alloys, zirconium and related alloys, and grain-oriented electrical steel. In 2013, sales of these key high value products represented 78% of our total sales.

•
Further improving our position in the key end markets of aerospace, oil and gas/chemical process industry, electrical energy and medical, through strategic and long-term agreements (LTAs) with both existing and new customers. During 2013, we completed more than 20 new or revised LTAs representing in excess of $3 billion of total revenue potential over the terms of the agreements. The largest LTA was the extension of our long-term supply agreement with The Boeing Company, announced in October 2013. This extension agreement covers value-added titanium mill products and provides the opportunity for greater use of ATI's next generation and advanced titanium alloys.

•
We recognized a $67.5 million restructuring charge in continuing operations, including $59.3 million of long-lived asset impairment charges and costs associated with permanent facility closures. Our recent strategic investments in manufacturing capabilities and process technologies enabled the closure of older, higher cost operations, and the streamlining of our manufacturing processes by reducing our manufacturing footprint.

•
Our safety focus continued across all of ATI’s operations. Our 2013 OSHA Total Recordable Incident Rate was 2.14 and our Lost Time Case Rate was 0.40 per 200,000 hours worked, which we believe to be competitive with world class performance for our industry.

•
We realized continued success from the ATI Business System, which continues to drive lean manufacturing throughout our operations. In addition to the safety performance discussed above, we realized over $141 million in gross cost reductions in 2013, which exceeded our goal of $100 million.

•	Our U.S. qualified defined benefit pension was approximately 88% funded, as measured for financial reporting purposes, and there are no required contributions to this plan for 2014.
We continue to believe market conditions remain favorable for strong secular growth over the next 2 to 5 years in many of our key global markets. Aerospace build rates are expected to continue to increase and OEM backlogs remain at record levels. Demand for ATI's high performance specialty materials and components is expected to increase in support of the higher build rates. Also, demand for our innovative new products is expected to begin a multi-year period of significant growth as new technology airframe and jet engine deliveries increase. Demand for our products generally leads a change to a production build schedule by approximately 6 to 12 months. We also expect to see modest growth in demand for jet engine spare parts as we move through 2014.
Global oil and gas exploration and production forecasts project spending to remain strong, which is expected to result in increased upstream capital spending, especially in the U.S. ATI benefits from the trend toward horizontal and directional drilling, deep water projects, and sour gas projects. In the chemical processing industry, ATI benefits from projects requiring specialty materials that can withstand highly corrosive and high temperature environments.
In the electrical energy market, we expect short-term demand to remain flat for both power generation and power distribution because of modest GDP growth in advanced economies, improved energy efficiencies resulting in lower demand growth, and improving, but still weak, new housing construction in the U.S. Our specialty materials are used in nuclear, coal, and natural gas power generation, including pollution control equipment and spent nuclear fuel storage. Our products are also used to manufacture power generation equipment used for renewable energy sources, particularly in solar, fuel cell and geothermal power applications.
We expect moderate growth in demand for our high performance specialty materials from the medical market because of the aging populations in developed countries and the growth of advanced medical procedures in developing countries requiring the products that we produce.
As we begin 2014, while challenging conditions remain, global economic conditions appear to be moderately improving, although at lower rates of growth than past recoveries. Again, we are cautiously optimistic that business conditions will gradually improve as we move through 2014. We will remain focused on actions to enhance ATI’s competitive position and improve the cost structure of our businesses. As part of this effort we are targeting $100 million in new gross cost reductions for the full year 2014. We believe that this focus, combined with the capabilities of our strategic investments, including the HRPF and the Rowley, UT titanium sponge production facility, and other strategic actions designed to transform ATI into an aligned and integrated global leader in specialty materials products and components, will keep ATI well-positioned for sustainable profitable growth as market conditions improve.

Results of Operations
ATI's results of continuing operations exclude the tungsten materials business, which was sold on November 4, 2013, and the iron castings and fabricated components businesses. These three businesses are classified as discontinued operations for all periods presented and are not included within sales, segment operating profit, or results from continuing operations. Sales were $4.04 billion in 2013, $4.67 billion in 2012, and $4.81 billion in 2011. Sales declines have been driven by lower transaction prices due to falling raw material sales indices and surcharges, as well as lower shipment volumes for most products. Direct international sales represented approximately 39% of 2013 sales, 38% of 2012 sales, and 37% of 2011 sales. A summary of our results of operations, including continuing and discontinued operations, is as follows:

in millions, except per share amounts	2013	2012	2011
Sales	$4,043.5	$4,666.9	$4,812.3
Segment operating profit	$164.4	$513.2	$594.7

Amounts attributable to ATI common stockholders:
Income (loss) from continuing operations	$(98.8)	$150.5	$202.9
Income from discontinued operations	252.8	7.9	11.4
Net income	$154.0	$158.4	$214.3
Per Diluted Share, attributable to ATI:
Continuing operations	$(0.93)	$1.36	$1.87
Discontinued operations	$2.37	$0.07	$0.10
Net income	$1.44	$1.43	$1.97
Segment operating profit was $164.4 million in 2013, $513.2 million in 2012, and $594.7 million in 2011. Our measure of segment operating profit, which we use to analyze the performance and results of our business segments, excludes income taxes, corporate expenses, net interest expense, retirement benefit expense, closed company expenses and restructuring costs, if any. We believe segment operating profit, as defined, provides an appropriate measure of controllable operating results at the business segment level. Segment operating profit in 2013 was adversely impacted by low shipments of many high value and standard products, low base-selling prices for many products, and the impact of higher raw material input costs for products with longer manufacturing cycle times not aligned with falling raw material sales indices and surcharges. Additionally, 2013 segment operating results included $55.5 million of inventory valuation charges.
The 2013 loss from continuing operations attributable to ATI was $98.8 million, or ($0.93) per share, compared to income from continuing operations attributable to ATI of $150.5 million, or $1.36 per share in 2012. Results for 2013 include a $67.5 million pre-tax ($41.2 million after tax, or $0.39 per share) restructuring charge for long-lived asset impairments and other costs associated with facility closures, including termination benefits for pension and other postretirement benefit plans, and other severance charges. Results for 2011 include after-tax charges of $29.6 million, or $0.26 per share, for acquisition expenses of Ladish Co., Inc., accelerated recognition of equity compensation due to executive retirements, and restructuring and start-up expenses.
Income from discontinued operations attributable to ATI was $252.8 million in 2013, $7.9 million in 2012 and $11.4 million in 2011. Discontinued operations results in 2013 include the $261.4 million net of tax, or $2.45 per share, gain on sale of the tungsten materials business, charges of $11.9 million net of tax, or $0.11 per share primarily related to asset impairments in the fabricated components and iron castings business, as well as the results of operations for these three businesses. Income from discontinued operations attributable to ATI in 2012 includes an $8.8 million net of tax charge, or $0.08 per share, for asset impairment charges in the iron castings business.
We operate in two business segments: High Performance Metals, and Flat-Rolled Products. In 2013, we restructured our former Engineered Products business segment, including the integration of the previously standalone specialty steel forgings business into our forging operations in the High Performance Metals segment, and the integration of our precision titanium and specialty alloy flat-rolled finishing business into our specialty plate operations in the Flat-Rolled Products segment. We completed a strategic review of our iron castings and fabricated components businesses, which were also part of the former Engineered Products segment. Based on current and forecasted financial results, these businesses were not projected to meet our long-term profitable growth and return on capital employed expectations. These operations, and the tungsten materials business that was sold in the fourth quarter 2013, are reported as discontinued operations. Segment results reflect these changes for all periods presented.
These two segments represented the following percentages of our total revenues and segment operating profit for the years indicated:

	2013		2012		2011
	Revenue	Operating Profit (Loss)	Revenue	Operating Profit	Revenue	Operating Profit
High Performance Metals	48%	127%	50%	75%	43%	63%
Flat-Rolled Products	52%	(27)%	50%	25%	57%	37%
Comparative information for our overall revenues (in millions) by end market and their respective percentages of total revenues is as follows:

Market	2013		2012		2011
Aerospace & Defense	$1,394.5	35%	$1,584.5	34%	$1,441.6	30%
Oil & Gas/Chemical Process Industry	706.8	17%	837.6	18%	996.0	21%
Electrical Energy	459.4	11%	571.5	12%	741.8	15%
Medical	207.7	5%	211.5	5%	243.6	5%
Subtotal - Key Markets	2,768.4	68%	3,205.1	69%	3,423.0	71%
Automotive	348.3	9%	363.7	8%	356.2	8%
Construction/Mining	287.5	7%	364.2	8%	305.3	6%
Food Equipment & Appliances	251.7	6%	215.4	4%	236.8	5%
Electronics/Computers/Communication	153.1	4%	170.0	4%	161.1	3%
Transportation	136.3	3%	196.1	4%	209.0	4%
Conversion Services and Other	98.2	3%	152.4	3%	120.9	3%
Total	$4,043.5	100%	$4,666.9	100%	$4,812.3	100%
Comparative information for our major high-value and standard products based on their percentages of our total revenues is as follows:

For the Years Ended December 31,	2013	2012	2011
High-Value Products
Nickel-based alloys and specialty alloys	25%	27%	27%
Titanium and titanium alloys	16%	14%	15%
Precision forgings, castings and components	13%	14%	9%
Precision and engineered strip	13%	12%	13%
Zirconium and related alloys	6%	6%	6%
Grain-oriented electrical steel	5%	5%	6%
Total High-Value Products	78%	78%	76%
Standard Products
Specialty stainless sheet	10%	10%	11%
Stainless steel sheet	9%	9%	9%
Stainless steel plate and other	3%	3%	4%
Total Standard Products	22%	22%	24%
Grand Total	100%	100%	100%
Information with respect to our business segments is presented below.

High Performance Metals

(In millions)	2013	% Change	2012	% Change	2011
Sales to external customers	$1,944.8	(16)%	$2,314.0	11%	$2,081.0
Operating profit	209.1	(46)%	385.4	2%	377.1
Operating profit as a percentage of sales	10.8%		16.7%		18.1%
Direct international sales as a percentage of sales	43.3%		43.5%		40.6%
Our High Performance Metals segment produces, converts and distributes a wide range of high performance materials, including titanium and titanium-based alloys, nickel- and cobalt-based alloys and superalloys, zirconium and related alloys including hafnium and niobium, advanced powder alloys and other specialty materials, in long product forms such as ingot, billet, bar, rod, wire, shapes and rectangles, and seamless tubes, plus precision forgings and castings, and machined parts. These products are designed for the high performance requirements of such major end markets as aerospace and defense, oil and gas, chemical process industry, electrical energy, and medical. The business units in this segment include ATI Allvac, ATI Wah Chang and ATI Ladish.
2013 Compared to 2012
Sales for the High Performance Metals segment in 2013 decreased 16%, to $1.94 billion, with sales to the aerospace market down $155.1 million, or 12%, due primarily to lower raw material surcharges and indices and continued aggressive supply chain inventory management in the jet engine market. Sales to the oil and gas and chemical process industry markets were 27% lower, again reflecting lower index-based selling prices and supply chain inventory management actions, as well as lower overall project-based demand. Comparative information for our High Performance Metals segment revenues (in millions) by market, the respective percentages of overall segment revenues for the years ended 2013 and 2012, and the percentage change in revenues by market for 2013 is as follows:

Market	2013		2012		Change
Aerospace:
Jet Engines	$591.4	30%	$725.3	31%	$(133.9)	(18)%
Airframes	370.5	19%	388.6	17%	(18.1)	(5)%
Government	195.5	10%	198.6	9%	(3.1)	(2)%
Total Aerospace	1,157.4	59%	1,312.5	57%	(155.1)	(12)%
Medical	183.5	9%	188.4	8%	(4.9)	(3)%
Oil & Gas/Chemical Process Industry	172.8	9%	235.8	10%	(63.0)	(27)%
Electrical Energy	133.1	7%	166.3	7%	(33.2)	(20)%
Defense	95.6	5%	111.4	5%	(15.8)	(14)%
Construction/Mining	61.4	3%	109.6	5%	(48.2)	(44)%
Transportation	49.7	3%	75.8	3%	(26.1)	(34)%
Other	91.3	5%	114.2	5%	(22.9)	(20)%
Total	$1,944.8	100%	$2,314.0	100%	$(369.2)	(16)%
Sales of titanium mill products declined 4% in 2013 compared to 2012, and sales of nickel-based alloys and specialty alloys mill products declined 25% compared to 2012, reflecting lower shipment volumes and lower average selling prices. Sales of forged and cast components were 17% lower in 2013. Comparative information for the segment’s major product categories, based on their percentages of 2013 and 2012 segment revenues is as follows:

For the Years Ended December 31,	2013	2012
High-Value Products
Nickel-based alloys and specialty alloys	30%	34%
Forged and cast components	29%	29%
Titanium and titanium alloys	28%	25%
Zirconium and related alloys	13%	12%
Total High-Value Products	100%	100%

In 2013 and 2012, the aerospace market represented 59% and 57%, respectively, of the revenues of the segment with the majority of the sales to the jet engine market. Aerospace has historically represented a significant market for our High Performance Metals segment, especially for premium quality specialty metals used in the manufacture of jet engines for the original equipment and spare parts markets. ATI is a fully integrated supplier, from raw material (for titanium) and melt through highly engineered technically complex parts, creating a more stable and sustainable supply chain for aerospace, defense and industrial markets. In addition, we have become a larger supplier of specialty materials used in airframe construction. In 2013 and 2012, sales of our material into the airframe market represented approximately 32% and 30%, respectively, of our aerospace market sales.
Over the past several years, we have entered into long-term agreements with our customers for our specialty materials, in the form of mill products and components, to reduce their supply uncertainty. These agreements include a titanium products supply agreement for aircraft airframes and structural components with The Boeing Company, which was extended into the next decade. This long-term agreement covers value-added titanium mill products and provides opportunity for greater use of ATI’s next generation and advanced titanium alloys in both long product and flat-rolled product forms, including highly engineered titanium cast and forged products. The agreement includes both long-product forms that are manufactured within the High Performance Metals segment, and a significant amount of plate products that are manufactured utilizing assets of both the High Performance Metals and Flat-Rolled Products segments. Revenues and profits associated with these titanium products covered by the Boeing long-term agreement are included primarily in the results for the High Performance Metals segment. We also have long-term agreements with Rolls-Royce plc for the supply of nickel-based superalloy disc-quality products and precision forgings and castings for commercial jet engine applications. In addition, we have long-term agreements with GE Aviation for the supply of premium titanium alloys, nickel-based alloys, and vacuum-melted specialty alloys products for commercial and military jet engine applications.
The commercial aerospace market’s use of titanium alloys is expected to increase significantly as new aircraft airframe designs use a larger percentage of titanium alloys. For example, the airframe (excluding engines) of the new Boeing 787 Dreamliner, which entered service in late 2011, uses significantly more titanium and titanium alloys as a percentage of total weight than any previous commercial aircraft airframe. New aircraft designs from Airbus, the A380 and A350-XWB, and from defense contractors also utilize a greater percentage of titanium alloys. Given the significant current backlogs of Boeing and Airbus, as well as the backlogs of the engine manufacturers, this increasing demand for titanium alloys mill products is expected to last for at least the next several years. Both Boeing and Airbus have implemented production increases, and announced future production increases over the next several years for legacy and next generation aircraft, which is expected to positively impact the demand for titanium alloys and nickel-based superalloys for both jet engine and airframe applications. Due to manufacturing cycle times, demand for our specialty materials leads the deliveries of new aircraft by between 6 to 12 months. In addition, as our specialty materials are used in rotating components of jet engines, demand for our products for spare parts is impacted by aircraft flight activity and engine refurbishment requirements of U.S. and foreign aviation regulatory authorities. As the number of aircraft in service increases, the need for our materials associated with engine refurbishment is expected to increase.

Commercial Aircraft Engines in Service (Worldwide, per year)

2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
43,239	44,543	45,588	46,827	48,065	49,241	50,402	51,403	52,628	53,973	55,486	57,032	58,635	60,269	63,279
Source: Airline Monitor; 2013 preliminary, 2014-2018 forecast
New Commercial Aircraft Engine Builds (Worldwide, per year)

2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
1,892	1,918	2,114	2,208	2,244	2,380	2,258	2,404	2,760	2,890	3,180	3,420	3,720	3,900	3,900
Source: Airline Monitor; 2013 preliminary, 2014-2018 forecast
Commercial Jet & Military Aircraft Deliveries and Forecast

	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
Boeing	285	290	398	441	375	481	462	481	601	648	730	760	790	810	800
Airbus	320	378	434	453	483	498	510	534	588	626	680	730	760	820	840
Other Mainline Jets*	—	—	—	—	—	—	—	—	—	—	—	20	50	70	120
Regional Jet	312	260	185	183	225	183	135	157	128	129	170	190	220	240	220
NATO Military	243	243	241	226	231	211	275	287	263	265	223	243	227	231	242
Total Deliveries	1,160	1,171	1,258	1,303	1,314	1,373	1,382	1,459	1,580	1,668	1,803	1,943	2,047	2,171	2,222
Sources: Airline Monitor, Forecast International (Worldwide, per year); 2013 preliminary, 2014-2018 forecast
*Mainline commercial jets from new producers: Bombardier C Series 1/300, Comac C919 (China), and MS-21 (Russia).
In line with the announced build rates by the OEMs, the Airline Monitor forecast (above) assumes the single aisle deliveries will hold as Airbus and Boeing transition to the new models, A320neo and 737MAX. As such, the forecasted deliveries of commercial jet aircraft are expected to continue at historically high levels. Airline Monitor reported in February 2014 that the industry backlog for commercial jets increased to 12,714 airplanes, representing over 50% of the active fleet and more than nine years of production at the 2013 rate. Based on Airline Monitor data, the total share of twin aisle aircraft builds will grow from 19% of commercial aircraft builds in 2011 to more than 25% in 2018. The projected growth increase of large twin aisle and next generation single aisle aircraft builds is significant, as the next generation of both types of aircraft utilize significantly more of the high value types of materials we produce in both the airframe and in the jet engines.
New commercial jet and NATO military aircraft deliveries have averaged 4.2% increases annually since 2004. Independent forecasts from both Airline Monitor and Forecast International project 5.9% average annual growth of commercial jet and NATO military aircraft deliveries for the next 5 years. We expect these industry trends, backlog and forecast deliveries to increase demand for the specialty materials and components that we produce.
High Performance Metals segment operating profit for 2013 decreased 46% to $209.1 million compared to 2012, due primarily to lower mill product shipment volumes for all specialty materials mill products, as well as lower demand for forged and cast products. Segment operating profit in 2013 was adversely impacted by higher raw material costs for products with longer manufacturing cycle times not aligned with falling raw material indices, and lower base-selling prices for some products.
Segment results in 2013 include a $50.4 million LIFO inventory valuation reserve benefit, compared to a $39.8 million LIFO benefit in 2012, primarily reflecting the deflationary impact of raw material cost inputs, which lowered cost of goods sold and increased the carrying value of segment inventories accounted for on the LIFO inventory valuation method. This deflationary LIFO benefit impact, which accelerated in the fourth quarter of 2013, increased the carrying value of inventory at the end of 2013 above market value, which we define as the current replacement cost. In the fourth quarter 2013, a $35.0 million net realizable value inventory reserve, which reduced segment operating profit, was recorded to reflect this market-based valuation of segment inventory. Results in both periods, with greater effect in 2013, were also impacted by the strategic decision to use ATI-produced sponge rather than lower cost titanium scrap to manufacture certain standard quality titanium products.
We continued to aggressively reduce costs in 2013. Gross cost reductions, before the effects of inflation, totaled approximately $91 million. Major areas of gross cost reductions included $69 million from operating efficiencies and $17 million from procurement savings.
2012 Compared to 2011
Sales for the High Performance Metals segment for 2012 increased 11% to $2.31 billion, due to a full year of forged and cast components sales from the second quarter 2011 acquisition of Ladish Co., Inc., which offset reduced demand in the second half of 2012 from the jet engine aftermarket. Sales to the oil and gas market remained strong, reflecting the trend toward directional drilling, deep water projects and sour gas projects. Medical market demand remained strong for implants and imaging equipment. Comparative information for segment revenues (in millions) by market, the respective percentages of overall segment revenues for the years ended 2012 and 2011, and the percentage change in revenues by market for 2012 is as follows:

Market	2012		2011		Change
Aerospace:
Jet Engines	$725.3	31%	$670.5	32%	$54.8	8%
Airframes	388.6	17%	304.3	15%	84.3	28%
Government	198.6	9%	188.8	9%	9.8	5%
Total Aerospace	1,312.5	57%	1,163.6	56%	148.9	13%
Oil & Gas/Chemical Process Industry	235.8	10%	205.3	10%	30.5	15%
Medical	188.4	8%	182.2	9%	6.2	3%
Electrical Energy	166.3	7%	177.4	8%	(11.1)	(6)%
Defense	111.4	5%	98.3	5%	13.1	13%
Construction/Mining	109.6	5%	80.8	4%	28.8	36%
Transportation	75.8	3%	75.0	3%	0.8	1%
Other	114.2	5%	98.4	5%	15.8	16%
Total	$2,314.0	100%	$2,081.0	100%	$233.0	11%

Comparative information for the High Performance Metals segment’s major product categories, based on their percentages of 2012 and 2011 segment revenues, is as follows:

For the Years Ended December 31,	2012	2011
High-Value Products
Nickel-based alloys and specialty alloys	34%	28%
Forged and cast components	29%	22%
Titanium and titanium alloys	25%	36%
Zirconium and related alloys	12%	14%
Total High-Value Products	100%	100%
High Performance Metals segment operating profit for 2012 increased 2% to $385.4 million compared to 2011, primarily due to higher shipments for our nickel-based and specialty alloys, lower start-up costs associated with our Rowley, UT titanium sponge production facility, and the benefits of gross cost reductions. We continued to aggressively reduce costs in 2012. Gross cost reductions, before the effects of inflation, totaled approximately $64 million.
Flat-Rolled Products

(In millions)	2013	% Change	2012	% Change	2011
Sales to external customers	$2,098.7	(11)%	$2,352.9	(14)%	$2,731.3
Operating profit (loss)	(44.7)	(135)%	127.8	(41)%	217.6
Operating profit (loss) as a percentage of sales	(2.1)%		5.4%		8.0%
Direct international sales as a percentage of sales	35.4%		32.0%		33.6%
Our Flat-Rolled Products segment produces, converts and distributes stainless steel, nickel-based alloys, specialty alloys, and titanium and titanium-based alloys, in a variety of product forms including plate, sheet, engineered strip, and Precision Rolled Strip products, as well as grain-oriented electrical steel sheet. The major end markets for our flat-rolled products are electrical energy, oil and gas, chemical processing industry, automotive, food processing equipment and appliances, construction and mining, electronics, communication equipment and computers, and aerospace and defense. The business units in this segment include ATI Allegheny Ludlum, and STAL, in which the Company has a 60% ownership interest. Segment results also include ATI’s 50% interest in Uniti, which is accounted for under the equity method.
2013 Compared to 2012
Sales for the Flat-Rolled Products segment for 2013 were $2.10 billion, or 11% lower than 2012, primarily due to lower raw material surcharges and reduced base selling prices for most products. Demand improved from the food equipment and appliances, automotive and medical markets. Demand remained weak from the oil and gas/chemical process industry market based on lower project activity for new oil and gas exploration and inventory management actions in global oil and gas supply chain, and lower levels of desalination and large other chemical process industry projects. Electrical energy market demand remained at lower levels based on overall weak demand growth related to increased energy efficiencies in developed markets and weak new U.S. housing starts. Direct international sales were 35% of segment sales. Comparative information for our Flat-Rolled Products segment revenues (in millions) by market, the respective percentages of overall segment revenues for the years ended 2013 and 2012, and the percentage change in revenues by market for 2013 is as follows:

Market	2013		2012		Change
Oil & Gas/Chemical Process Industry	$534.0	25%	$601.9	25%	$(67.9)	(11)%
Automotive	335.3	16%	352.4	15%	(17.1)	(5)%
Electrical Energy	326.3	16%	405.2	17%	(78.9)	(19)%
Food Equipment & Appliances	249.7	12%	212.6	9%	37.1	17%
Construction/Mining	226.1	11%	254.6	11%	(28.5)	(11)%
Electronics/Computers/Communication	149.0	7%	161.0	7%	(12.0)	(7)%
Aerospace & Defense	141.4	7%	160.7	7%	(19.3)	(12)%
Transportation	86.6	4%	120.3	5%	(33.7)	(28)%
Medical	24.2	1%	23.1	1%	1.1	5%
Other	26.1	1%	61.1	3%	(35.0)	(57)%
Total	$2,098.7	100%	$2,352.9	100%	$(254.2)	(11)%

Total product shipments in 2013 were flat compared to 2012. Average transaction prices in 2013 were 11% lower than 2012, and declined sequentially, quarter over quarter, in 2013 for both high value and standard stainless products due to falling raw material price surcharges. Base selling prices for standard stainless products remained historically low levels.
Comparative information for the Flat-Rolled Products segment’s major product categories, based on their percentages of 2013 and 2012 segment revenues is as follows:

For the Years Ended December 31,	2013	2012
High-Value Products
Precision and engineered strip	26%	24%
Nickel-based alloys and specialty alloys	20%	21%
Grain-oriented electrical steel	8%	10%
Titanium and titanium alloys	5%	4%
Total High-Value Products	59%	59%
Standard Products
Specialty stainless sheet	19%	19%
Stainless steel sheet	18%	17%
Stainless steel plate	4%	5%
Total Standard Products	41%	41%
Grand Total	100%	100%
Sales of our Flat-Rolled Products segment high-value products, which include engineered strip, Precision Rolled Strip, nickel-based alloys and specialty steels, titanium and titanium alloys, and grain-oriented electrical steel products, decreased 11% in 2013 primarily due to lower average transaction prices, and lower shipment volumes for nickel-based alloys and specialty steels, and grain oriented electrical steel. Demand for our titanium products from the chemical process industry and oil and gas markets increased due to project deliveries from backlog in the first half of 2013, with shipments of titanium and ATI-produced Uniti titanium products increasing 5% compared to 2012, to 12.3 million pounds. Shipments of our grain-oriented electrical steel products, which are primarily sold under long-term supply agreements with key customers, continued to be affected by the downturn in residential and commercial construction.
Sales of our standard products, which primarily include stainless steel sheet, strip, and plate, also decreased 11% compared to 2012. Although our shipment volumes of standard products increased slightly in 2013, average transaction selling prices decreased by 12% due to declining raw materials surcharges and historically low base selling prices.  Comparative shipment volume and average selling price information on the segment's products for the years ended December 31, 2013 and 2012 is provided in the following table:

	2013	2012	% change
Volume (000’s pounds):
High value	468,551	475,808	(2)%
Standard	665,977	656,285	1%
Total	1,134,528	1,132,093	—%
Average prices (per lb.):
High value	$2.63	$2.89	(9)%
Standard	$1.28	$1.46	(12)%
Combined Average	$1.84	$2.06	(11)%
The majority of our flat-rolled products are sold at prices that include surcharges for raw materials, including purchased scrap, that are required to manufacture our products. These raw materials include nickel, iron, chromium, and molybdenum. Nickel, which comprises a significant percentage of our materials costs, and where price is influenced by commodity exchange trading, continued to be volatile during 2013. The cost of nickel increased 4% during the first two months of 2013 to an LME average monthly cost of $8.14 per pound in February 2013, only to decline by 24%, or $1.95 per pound over the next five months to a monthly average cost of $6.19 per pound in July 2013, essentially repeating a fluctuation pattern experienced in 2012 and 2011 where prices initially rose in the first quarter of the year, only to quickly fall to new lows. After this decline, nickel prices remained relatively stable for the remainder of 2013 and ended the year with an average monthly cost of $6.22 per pound in December 2013. Our other major raw materials were also volatile, with molybdenum costs decreasing rapidly in the second half of 2013, finishing the year with a 13% decline, while iron scrap prices increased 14% during 2013. Volatility in raw material surcharges affects customer purchasing trends.

03	04	05	06	07	08	09	10	11	12	13	03	04	05	06	07	08	09	10	11	12	13
6.43	6.25	6.09	15.68	11.79	4.39	7.74	10.94	8.05	7.82	6.22	202	405	280	235	325	235	345	430	510	395	452
Source: London Metals Exchange											Source: American Metals Market

03	04	05	06	07	08	09	10	11	12	13	03	04	05	06	07	08	09	10	11	12	13
0.54	0.69	0.54	0.66	1.71	1.03	0.89	1.33	1.11	0.97	1.02	7.08	30.30	25.95	24.78	32.38	9.60	11.38	16.19	13.45	11.20	9.67
Source: Platts Metals Week											Source: Platts Metals Week
Segment operating results in 2013 were a loss of $44.7 million, or (2.1)% of sales, compared to segment operating profit of $127.8 million, or 5.4% of sales in 2012. Although overall shipment volumes of high-value and standard products were comparable to the prior year, results reflected a weaker product mix. Segment operating results in 2013 included a LIFO inventory valuation reserve benefit of $30.5 million, compared to $35.8 million in 2012, as continued deflation in raw materials reduced cost of sales of inventory valued on the LIFO method. These LIFO inventory valuation reserve charges were partially offset by higher raw material costs, which did not align with declining raw material surcharges. Results in both periods, with greater affect to 2013, were also impacted by the strategic decision to use ATI-produced sponge rather than lower cost titanium scrap to manufacture certain standard quality titanium products. In the fourth quarter 2013, based on continued weak demand for industrial titanium products from global markets, we recorded a $20.5 million lower of cost or market inventory charge in the segment to reduce the carrying value of these product inventories to current market levels. Segment operating results include ATI's share of Uniti's results, which were a loss of $7.1 million in 2013 and income of $4.9 million in 2012.

We continued to aggressively reduce costs and streamline our flat-rolled products operations. In 2013, we achieved gross cost reductions, before the effects of inflation, of approximately $50 million in our Flat-Rolled Products segment. Major areas of gross cost reductions included $19 million from procurement savings and $16 million from operating efficiencies.
2012 Compared to 2011
Sales for the Flat-Rolled Products segment for 2012 were $2.35 billion, or 14% lower than 2011, primarily due to decreased shipments to the electrical energy, oil and gas and chemical process industry markets, and reduced base-selling prices for nearly all products. Demand from the oil and gas market was impacted by inventory management actions within the supply chain, as drilling activity declined in response to oil and gas supply/demand considerations. Sales increased to the global automotive market and the construction and mining markets. Direct international sales were 32% of total sales in 2012. Comparative information for our Flat-Rolled Products segment revenues (in millions) by market, the respective percentages of overall segment revenues for the years ended 2012 and 2011, and the percentage change in revenues by market for 2012 is as follows:

Market	2012		2011		Change
Oil & Gas/Chemical Process Industry	$601.9	25%	$790.7	29%	$(188.8)	(24)%
Electrical Energy	405.2	17%	564.4	21%	(159.2)	(28)%
Automotive	352.4	15%	346.4	13%	6.0	2%
Food Equipment & Appliances	212.6	9%	231.1	8%	(18.5)	(8)%
Construction/Mining	254.6	11%	224.5	8%	30.1	13%
Electronics/Computers/Communication	161.0	7%	153.4	6%	7.6	5%
Aerospace & Defense	160.7	7%	179.8	7%	(19.1)	(11)%
Transportation	120.3	5%	134.0	5%	(13.7)	(10)%
Medical	23.1	1%	61.4	2%	(38.3)	(62)%
Other	61.1	3%	45.6	1%	15.5	34%
Total	$2,352.9	100%	$2,731.3	100%	$(378.4)	(14)%
Comparative information for the Flat-Rolled Products segment’s major product categories, based on their percentages of 2012 and 2011 segment revenues is as follows:

For the Years Ended December 31,	2012	2011
High-Value Products
Precision and engineered strip	24%	23%
Nickel-based alloys and specialty alloys	21%	21%
Grain-oriented electrical steel	10%	11%
Titanium and titanium alloys	4%	6%
Total High-Value Products	59%	61%
Standard Products
Specialty stainless sheet	19%	19%
Stainless steel sheet	17%	16%
Stainless steel plate	5%	4%
Total Standard Products	41%	39%
Grand Total	100%	100%
High-value product sales, which include engineered strip, Precision Rolled Strip, super stainless steel, nickel-based alloys, specialty alloys, titanium and titanium alloys, and grain-oriented electrical steel products, decreased 17% in 2012. Shipments were 4% lower on 13% lower average selling prices, primarily related to titanium and titanium alloys, and grain oriented electrical steel. Demand for our titanium products from the oil and gas and chemical process industry markets were impacted by timing delays on large projects, with shipments of titanium and ATI-produced Uniti titanium products declining 38% compared to 2011, to 11.7 million pounds. Shipments of our grain-oriented electrical steel products, which are primarily sold under long-term supply agreements with key customers, continued to be affected by the downturn in residential and commercial construction.

Sales for our standard products, which primarily include stainless steel sheet, strip, and plate decreased 9% compared to 2011. Although our shipment volumes of standard products increased in 2012, average transaction selling prices decreased by 19% due to declining raw materials surcharges and historically low base selling prices.
Comparative shipment volume and average selling price information on the segment's products for the years ended December 31, 2012 and 2011 is provided in the following table:

	2012	2011	% change
Volume (000’s pounds):
High value	475,808	497,079	(4)%
Standard	656,285	587,648	12%
Total	1,132,093	1,084,727	4%
Average prices (per lb.):
High value	$2.89	$3.32	(13)%
Standard	$1.46	$1.80	(19)%
Combined Average	$2.06	$2.49	(17)%
The majority of our flat-rolled products are sold at prices that include surcharges for raw materials, including purchased scrap, that are required to manufacture our products. These raw materials include nickel, iron, chromium, and molybdenum. Nickel, which comprises a significant percentage of our material costs, and where price is influenced by commodity exchange trading, continued to be volatile during 2012. The cost of nickel increased 17% during the first two months of 2012 to an average monthly cost of $9.43 per pound in February 2012, only to decline 25% over the next six months to a monthly average cost of $7.06 per pound in August 2012, essentially repeating a fluctuation pattern experienced in 2011. Nickel ended the year with an average monthly cost of $7.82 per pound in December 2012. Our other major raw materials were also volatile, with chromium and molybdenum costs rising early in the year, only to finish 2012 with annual average monthly cost decreases of 12% and 16%, respectively. Volatility in raw material surcharges affects customer purchasing trends.
Segment operating profit was $127.8 million in 2012, a 41% decrease compared to 2011. The reduction was primarily due to lower base selling prices for nearly all products, which offset a 4% increase in overall shipment volume. Average transaction prices for standard stainless products declined sequentially each quarter of 2012, continuing a 2011 trend, and were at historically low levels for most standard products by the end of 2012. A weaker product mix, with lower shipments of most high value products, more than offset a better matching of raw material prices with surcharges and the benefits of our gross cost reductions. Segment operating results include ATI's share of Uniti's results, and were income of $4.9 million in 2012 and $7.4 million in 2011.
We continued to aggressively reduce costs and streamline our flat-rolled products operations. In 2012, we achieved gross cost reductions, before the effects of inflation, of approximately $43 million in our Flat-Rolled Products segment. Major areas of gross cost reductions included $17 million from procurement savings and $14 million from operating efficiencies.
Corporate Expenses
Corporate expenses were $43.0 million in 2013 compared to $68.4 million in 2012, and $92.5 million in 2011. The decreases in corporate expenses in 2013 and 2012 were primarily the result of reduced annual and long-term performance-based compensation expenses, including the accelerated recognition of equity compensation due to executive retirements in 2011. Corporate expenses in 2013 also included the favorable effects of a litigation settlement. Additionally, the decrease in corporate expenses in 2012 compared to 2011 was due to Ladish Co., Inc. acquisition expenses and higher corporate funded R&D costs in 2011.
Interest Expense, Net
Interest expense, net of interest income and interest capitalization, was $65.2 million in 2013, $71.6 million in 2012, and $92.3 million in 2011. The decrease in interest expense in 2013 compared to 2012 was primarily due to $21 million of higher interest capitalization on capital projects, which more than offset higher interest costs incurred from the July 2013 issuance of $500 million of 5.875% Notes due 2023. For 2012, interest expense decreased compared to 2011 primarily due to $12.4 million of higher capitalized interest on capital projects, and $8.6 million of interest expense in 2011 associated with the remaining $117 million portion of the 8.375% Notes due 2011 that matured, and were repaid, in December 2011. Interest expense is presented net of interest income of $0.8 million for 2013, $0.7 million for 2012, and $1.4 million for 2011.

Interest expense in 2013, 2012, and 2011 was reduced by $45.7 million, $24.5 million, and $12.1 million respectively, related to interest capitalization on major strategic capital projects. We expect net interest expense to be approximately $42 million higher in 2014, compared to 2013, primarily due to lower interest capitalization.
Restructuring Charges

In the fourth quarter 2013, we recorded $67.5 million in pre-tax restructuring charges in continuing operations, including $59.3 million of long-lived asset impairment charges and costs associated with facility closures, and $8.2 million in termination benefits for pension and other postretirement benefit plans, and other severance charges. As part of our 2014-2018 strategic planning process, which was completed in the fourth quarter of 2013, we updated our strategic assessment of the likely future use of several manufacturing facilities. The strategic investments in manufacturing capabilities and process technologies we have made in the last several years enable the closure of older, higher-cost operations, and the streamlining of our manufacturing processes by reducing our manufacturing footprint.

As a result of continued improvement in operating efficiencies at our Rowley, UT titanium sponge production facility, and forecasted market conditions for titanium products including availability of titanium sponge from internal and external sources, and the cost and availability of titanium scrap, in the fourth quarter 2013 we no longer saw a reasonable likelihood of operating the idled Albany, OR standard quality titanium sponge production facility in the High Performance Metals segment. We permanently closed the Albany facility, which resulted in a $38.1 million long-lived asset impairment charge and $3.5 million of asset retirement obligations, which are expected to be completed in approximately one year. The Rowley facility began PQ qualification in the fourth quarter of 2013, and continues to achieve significant improvements in cake size, yield, cost and other key operating efficiencies. This performance enables the closure of the standby titanium sponge production capacity at Albany. When operating, the Albany facility produced standard quality titanium sponge using a less-advanced and higher-cost acid leach process. Rowley uses a state-of-the-art vacuum distillation process and is targeted to produce PQ sponge, which can be used in the melting of all titanium products - industrial grade, standard grade, medical grade, and premium grade, which is required for the manufacturing of rotating jet engine parts.

Also as a result of our 2014-2018 strategic assessment, based on market conditions and the recent and sustainable operating efficiency improvements in our Flat-Rolled Products segment operations, we concluded that our less efficient flat-rolled stainless finishing facilities in New Castle, IN and Wallingford, CT were no longer cost competitive. The New Castle facility, which was idled in 2011, will be permanently closed, resulting in a $6.3 million long-lived asset impairment charge. In December 2013, we announced the mid-2014 closure of the Wallingford facility. Restructuring charges of $9.1 million were recorded in 2013 for this action, including $2.7 million of long-lived asset impairment charges, $5.0 million of termination benefits for pension and other postretirement benefit plans, and $1.4 million of severance and other closure costs.

Restructuring charges also included $8.0 million in other long-lived asset impairments in the High Performance Metals segment, and $2.2 million of severance charges for workforce reductions across ATI's operations. Asset impairment actions included $3.3 million in our forged products operations based on changes in manufacturing processes, $2.4 million related to changes in the expected future use of specialized long-lived assets based on market conditions, and $1.8 million associated with the Rowley facility following changes to the production processes for PQ qualification.
Closed Company and Other Expenses
Closed company and other expenses, which were $14.2 million in 2013, $18.5 million in 2012, and $9.9 million in 2011, include charges incurred in connection with closed operations, pre-tax gains and losses on the sale of surplus real estate, non-strategic investments and other assets, and other non-operating income or expense. Closed company and other expenses for 2012 have been adjusted to reflect the $13.0 million pre-tax charge to write down the value of the long-lived assets related to the Alpena, MI iron casting facility as part of discontinued operations. Closed company and other expenses are presented primarily in selling and administrative expenses in the consolidated statements of income, and mostly related to legal, environmental and insurance costs associated with closed operations.

Retirement Benefit Expense
Retirement benefit expense, which includes pension and other postretirement benefit expense, increased to $129.3 million in 2013, compared to $122.4 million in 2012 and $77.9 million in 2011. The increases in expense in both 2013 and 2012 were primarily due to the utilization of a lower discount rate to value retirement benefit obligations and lower than expected returns on plan assets in both years. Declining discount rates, which are used to measure retirement benefit obligations, have continued to negatively impact both retirement benefit expense and the funded position of our U.S. qualified defined benefit pension plan over this period. Retirement benefit expense as presented, which excludes $6.1 million in termination benefits in 2013 that is reported within restructuring charges, is reported in both cost of sales and selling and administrative expenses. Retirement benefit expense included in cost of sales and selling and administrative expenses for the years ended 2013, 2012, and 2011 was as follows:

(In millions)	2013	2012	2011
Cost of sales	$101.1	$89.3	$55.1
Selling and administrative expenses	28.2	33.1	22.8
Total retirement benefit expense	$129.3	$122.4	$77.9
Total retirement benefit expense for 2014 is expected be approximately $96 million, a decrease of approximately $33 million compared to 2013, excluding 2013 termination benefits, due primarily to the favorable effects of a higher discount rate to value retirement benefit obligations at December 31, 2013, and higher than expected returns on plan assets for pension obligations during 2013. We expect pension expense to be approximately $55 million compared to pension expense of $100.7 million in 2013. We expect most of the 2014 pension expense to be non-cash.
Income Taxes
The income tax benefit from continuing operations was $63.6 million, or 41.1% of the pre-tax loss from continuing operations, for U.S. Federal, foreign and state income taxes. Results for 2013 include an income tax provision of $161.4 million in discontinued operations, or 39.0% of pre-tax income from discontinued operations, which includes the effects of the gain on sale of the tungsten materials business, for total 2013 income tax expense of $97.8 million. Income taxes in 2013 include the effects of adjustments related to prior years and foreign taxes, and the absence of the benefits of the U.S. Federal manufacturing deduction due to the operating loss in 2013. Income from continuing operations for 2012 included a provision for income taxes of $72.4 million, or 31.2% of income before tax. The income tax rate in 2012 includes the effects of a greater portion of pre-tax income from foreign earnings that are generally taxed at lower rates than the U.S. Federal rate, and the benefits of the U.S. Federal manufacturing deduction. The 2011 provision for income taxes was $110.4 million, or 34.3% of income before tax.
Deferred taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes, and differences between the fair value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income taxes represent future tax benefits or costs to be recognized when those temporary differences reverse. At December 31, 2013, we had a net deferred tax liability of $210.1 million.
Financial Condition and Liquidity
At December 31, 2013, we had over $1 billion of cash and cash equivalents, and approximately $1.4 billion in total available liquidity including our $400 million senior unsecured domestic revolving credit facility. We believe that internally generated funds, current cash on hand, and available borrowings under our existing credit facilities will be adequate to meet foreseeable liquidity needs, including the completion and commissioning of the HRPF and repayment of near-term debt maturities, including $402.5 million of maturing convertible notes on June 1, 2014. If we needed to obtain additional financing using the credit markets, the cost and the terms and conditions of such borrowings may be influenced by our credit rating.
In July 2013, we issued $500 million aggregate principal amount of 5.875% Senior Notes due 2023 (2023 Notes) for general corporate purposes. Interest on the 2023 Notes is payable semi-annually and will mature on August 15, 2023, unless redeemed or repurchased earlier. The interest rate payable on the 2023 Notes is subject to adjustment in the event of a change in the credit ratings on the 2023 Notes. A downgrade of our credit ratings could result in an increase to our interest cost with respect to the 2023 Notes.
In May and September 2013, we amended our $400 million senior unsecured domestic revolving credit facility to, among other things, extend the expiration date of the commitments of the lenders thereunder to May 31, 2018, and to modify the maximum leverage ratio and minimum interest coverage ratio permitted under the facility. As amended, the facility requires the Company to maintain a leverage ratio (consolidated total indebtedness divided by consolidated earnings before interest, taxes and depreciation and amortization for the four prior fiscal quarters) of 4.50 for the quarter ended September 30, 2013. The maximum leverage ratio is reduced to 4.0 beginning with the quarter ended December 31, 2013, then to 3.75 for the quarter ended March 31, 2015 and is further reduced to 3.50 beginning with the quarter ended June 30, 2015 and for each fiscal quarter thereafter. As amended, the credit facility requires that the Company maintain an interest coverage ratio (consolidated earnings before interest and taxes divided by interest expense) of not less than 2.0 for the quarter ended September 30, 2013, 1.75 for the quarter ended December 31, 2013, and 2.0 for the quarter ended March 31, 2014 and for each fiscal quarter thereafter. At December 31, 2013, the leverage ratio was 1.50 and the interest coverage ratio was 7.43. Changes in our credit rating do not impact our access to, or the cost of, our existing credit facilities. While we remain in compliance with the financial covenants of our senior unsecured domestic credit facility, we have several options should we need to address any financial covenant concerns.
As of December 31, 2013, we had no outstanding borrowings under our senior unsecured domestic credit facility, although approximately $5 million of this facility was utilized to support letters of credit.
We have no off-balance sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.
Cash Flow and Working Capital
Cash flow from operations for 2013 was $368.4 million, which included a reduction of $242.0 million of managed working capital, excluding the effects of the sale of the tungsten materials business. Investing activities were a net cash outflow of $11.0 million, as $612.7 million of capital expenditures, which primarily related to the HRPF, were offset by the net proceeds from the sale of the tungsten materials business. 2013 represented the peak year of capital spending on the HRPF. Cash provided by financing activities in 2013 was $364.8 million and included net proceeds of $494.8 million from the 2023 Notes, partially offset by dividend payments of $76.9 million to ATI stockholders and $18.0 million to noncontrolling interests, and repayments of other indebtedness of $31.5 million. At December 31, 2013, cash and cash equivalents on hand totaled $1,026.8 million, an increase of $722.2 million from year end 2012. Cash and cash equivalents held by our foreign subsidiaries was $187.2 million at December 31, 2013.
Cash flow from operations in 2012 was $427.5 million, which included a reduction in managed working capital of $22.4 million. During 2012, cash used in investing activities was $378.7 million, which included $382.0 million in capital expenditures. Cash used in financing activities was $124.8 million in 2012, primarily due to dividend payments to ATI stockholders of $76.5 million, $27.1 million of net debt retirements, and income tax withholding on share-based compensation of $23.4 million. At December 31, 2012, cash and cash equivalents on hand totaled $304.6 million, a decrease of $76.0 million from year end 2011.
Managed Working Capital
As part of managing the liquidity of the business, we focus on controlling inventory, accounts receivable and accounts payable. In measuring performance in controlling this managed working capital, we exclude the effects of LIFO and other inventory valuation reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. We also measure managed working capital as a percentage of the prior two months annualized sales to evaluate our performance based on recent levels of business volume. We define managed working capital as gross inventory plus accounts receivable less accounts payable.

	2009	2010	2011	2012	2013
Millions/$	1,061	1,380	1,823	1,801	1,447
% of Annualized Revenue	34.5%	34.4%	37.8%	41.1%	39.4%

In 2013, managed working capital decreased $354.3 million, including $112.3 million divested in the tungsten materials sale, and $242.0 million from ATI's operations in response to business conditions. The $242.0 million reduction resulted from a $206.5 million decrease in inventory and a $40.9 million decrease in accounts receivable, partially offset by a $5.4 million decrease in accounts payable.
In 2012, managed working capital decreased by $22.4 million, due to decreased business activity. The $22.4 million reduction in managed working capital resulted from a $97.3 million decrease in accounts receivable, a $7.7 million increase in accounts payable, offset by an $82.6 million increase in inventory as we staged inventory to meet 2013 demand.
Managed working capital as a percentage of sales has increased due to a continuing shift in mix to more value-added products, which have longer manufacturing processes. Days sales outstanding, which measures actual collection timing for accounts receivable, increased by approximately 7% in 2013 compared to 2012, while gross inventory turns, which excludes the effect of inventory valuation reserves, improved by approximately 12% in 2013.
The components of managed working capital were as follows:

(in millions)	December 31, 2013	December 31, 2012	December 31, 2011
Accounts receivable	$528.2	$613.3	$709.1
Inventory	1,322.1	1,536.6	1,384.3
Accounts payable	(471.8)	(499.9)	(490.7)
Subtotal	1,378.5	1,650.0	1,602.7
Allowance for doubtful accounts	5.3	5.5	5.9
LIFO reserve	(29.4)	76.9	153.7
Inventory reserves	84.3	63.1	56.0
Corporate and other	2.7	5.3	4.9
Managed working capital of discontinued operations	5.1	—	$—
Managed working capital	$1,446.5	$1,800.8	$1,823.2
Annualized prior 2 months sales	$3,675.0	$4,380.8	$4,820.6
Managed working capital as a % of annualized sales	39.4%	41.1%	37.8%
December 31, 2013 change in managed working capital	$(354.3)
Managed working capital divested	112.3
Net change in managed working capital	$(242.0)

Capital Expenditures and Acquisitions
Capital expenditures for 2013 were $612.7 million, compared to $382.0 million in 2012 and $278.2 million in 2011. In 2013 and 2012, our capital expenditures primarily related to the HRPF. Since 2004, we have transformed ATI by investing $4.3 billion in capital expenditures and acquisitions. Nearly all of these investments have been in the United States, and approximately 75% have been self-funded.
We have significantly expanded and continue to expand our manufacturing capabilities to meet current and expected demand growth from the aerospace (engine and airframe) and defense, oil and gas, chemical process industry, electrical energy, and medical markets, especially for titanium and titanium-based alloys, nickel-based alloys and superalloys, specialty alloys, and zirconium and related alloys. Significant capital expenditures and acquisitions recently completed or in progress include:

•
Our Flat-Rolled Products segment Hot-Rolling and Processing Facility (HRPF), which was placed into service at the end of 2013. Cold-commissioning has begun, and hot-commissioning is expected to be completed by the end of the third quarter 2014. This capital project, which is on schedule and on budget at $1.2 billion excluding capitalized interest costs, is designed to be the most powerful mill in the world for production of specialty metals. It is designed to produce thinner and wider hot-rolled coils of exceptional quality and reduced cost with shorter lead times, with lower working capital requirements beginning in 2015. The HRPF is designed to provide unsurpassed manufacturing capability and versatility in the production of a wide range of flat-rolled specialty metals, including ATI's diversified product mix of nickel-based and specialty alloys, titanium and titanium alloys, zirconium alloys, Precision Rolled Strip products, and stainless sheet and coiled plate products. The HRPF is also designed to produce high-strength carbon steel alloys. It is designed to roll and process exceptional quality hot bands of up to 78.62 inches, or 2 meters, wide, and is expected to be producing all of ATI's flat-rolled products by the end of 2014. Commissioning of the HRPF will take most of 2014 and is currently expected to result in start-up costs of approximately $30 - $35 million, pre-tax, in 2014.

•
The acquisition of Ladish, Co., Inc. on May 9, 2011 for $0.9 billion, which added capabilities in the High Performance Metals segment for high-strength, high technology forged and cast metal components for a wide variety of load-bearing and fatigue-resisting applications in the jet engine, aerospace and industrial markets, for both domestic and international customers. ATI is now a fully integrated supplier, from raw material (for titanium) and melt through highly engineered technically complex parts, creating a more stable and sustainable supply chain for aerospace, defense and industrial markets.

•
The expansion of ATI’s aerospace quality titanium sponge production capabilities in the High Performance Metals segment. Titanium sponge is an important raw material used to produce our titanium mill products. Our greenfield premium-grade titanium sponge (jet engine rotating parts) facility in Rowley, UT, which started operations in 2009 with a total cost of approximately $0.5 billion, began the PQ qualification program in the 2013 fourth quarter. We continued to achieve improvements in key operational areas at Rowley, such as cake size and yield. Completion of the PQ qualification program, which is expected to continue through 2015, is an important step in fulfilling the strategic vision to provide a secure, domestic supply source for PQ titanium sponge for use in jet engine rotating parts. As originally designed, the Rowley facility had a projected annual production capacity of 24 million pounds, with infrastructure in place to further expand annual capacity by approximately 18 million pounds, for a total potential capacity of 42 million pounds of titanium sponge. We believe our operational improvements in yield and cake size will enable an annual production level in excess of 24 million pounds once we achieve full production levels, which is expected following PQ qualification.

We currently expect our 2014 capital expenditures to be approximately $300 million, primarily related to the HRPF project, down more than half from 2013, which was our peak year of capital expenditures on the HPRF. Our objective is to fund these capital expenditures in 2014 with cash on hand and cash flow generated from our operations, and if needed, by using a portion of our $400 million senior unsecured domestic credit facility.
Debt
Total debt outstanding increased $467.2 million in 2013 to $1,947.3 million at December 31, 2013. We issued $500 million of ten year Senior Notes in July 2013 for general corporate purposes, and repaid $35.5 million in other indebtedness, including $17.1 million of scheduled debt maturities and $14.4 million on foreign credit facilities. Short term debt of $419.9 million, which includes $402.5 million of convertible notes that mature on June 1, 2014, is expected to be to repaid using internally generated funds, current cash on hand of approximately $1.0 billion, and if necessary, available borrowings under our existing credit facilities. In managing our overall capital structure, some of the measures on which we focus are net debt to total capitalization, which is the percentage of our debt, net of cash that may be available to reduce borrowings, to our total invested and borrowed capital, and total debt to total capitalization, which excludes cash balances. At year-end 2013, our net debt to total capitalization was 24.1%, compared to 32.2% at December 31, 2012.

(In millions)	December 31, 2013	December 31, 2012
Total debt	$1,947.3	$1,480.1
Less: Cash	(1,026.8)	(304.6)
Net debt	$920.5	$1,175.5

Net debt	$920.5	$1,175.5
Total ATI stockholders’ equity	2,894.2	2,479.6
Net ATI capital	$3,814.7	$3,655.1
Net debt to ATI capital	24.1%	32.2%
Total debt to total capitalization was 40.2% at December 31, 2013 compared to 37.4% at December 31, 2012.

(In millions)	December 31, 2012	December 31, 2012
Total debt	$1,947.3	$1,480.1
Total ATI stockholders’ equity	2,894.2	2,479.6
Total ATI capital	$4,841.5	$3,959.7
Total debt to ATI capital	40.2%	37.4%
We have a $400 million senior unsecured domestic revolving credit facility that includes a $200 million sublimit for the issuance of letters of credit. Under the terms of the facility, we may increase the size of the credit facility by up to $100 million without seeking the further approval of the lending group. In May and September 2013, we amended this credit facility, which included extending the expiration date of the commitments of the lenders thereunder to May 31, 2018, and modifying the maximum leverage ratio and minimum interest coverage ratio permitted under the facility. As amended, we are required to have a leverage ratio (consolidated total indebtedness divided by consolidated earnings before interest, taxes and depreciation and amortization) of not greater than 4.0, and maintain an interest coverage ratio (consolidated earnings before interest and taxes divided by interest expense) of not less than 1.75 at December 31, 2013. Our leverage ratio was 1.50 and our interest coverage ratio was 7.43 at December 31, 2013. We were in compliance with required ratios during all applicable periods. The definition of consolidated earnings before interest and taxes, and consolidated earnings before income, taxes, depreciation and amortization as used in the interest coverage and leverage ratios excludes any non-cash pension expense or income, and consolidated indebtedness in the leverage ratio is net of cash on hand in excess of $50 million. As of December 31, 2013, there were no borrowings outstanding under the facility, although a portion of the facility was used to support approximately $5 million in letters of credit.
We have an additional, separate credit facility for the issuance of letters of credit. As of December 31, 2013, $32 million in letters of credit were outstanding under this facility.
STAL, our Chinese joint venture company in which ATI has a 60% interest, has a revolving credit facility with a group of banks which extends through August 2014. Under the credit facility, STAL may borrow up to 205 million renminbi (approximately $34 million at December 2013 exchange rates) at an interest rate equal to 90% of the applicable lending rate published by the People’s Bank of China. The credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners and is intended to be utilized in the future for the expansion of STAL’s operations, which are located in Shanghai, China. The credit facility requires STAL to maintain a minimum level of shareholders’ equity and certain financial ratios. We were in compliance with these required ratios during all applicable periods. As of December 31, 2013, there were no borrowings drawn under this credit facility.

A summary of required payments under financial instruments (excluding accrued interest) and other commitments are presented below.

(In millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Cash Obligations
Total Debt including Capital Leases (A)	$1,945.2	$419.9	$24.7	$0.6	$1,500.0
Operating Lease Obligations	88.8	15.7	28.3	21.0	23.8
Other Long-term Liabilities (B)	148.2	—	92.2	11.4	44.6
Unconditional Purchase Obligations
Raw Materials (C)	451.3	189.8	89.7	38.2	133.6
Capital expenditures	190.3	177.0	13.3	—	—
Other (D)	204.5	82.0	85.6	17.2	19.7
Total	$3,028.3	$884.4	$333.8	$88.4	$1,721.7
Other Financial Commitments
Lines of Credit (E)	$571.6	$144.3	$27.3	$400.0	$—
Guarantees	$19.3

(A)	Debt and capital leases exclude acquisition fair value adjustments.

(B)
Other long-term liabilities exclude pension liabilities and accrued postretirement benefits. See Note 10. Pension Plans and Other Postretirement Benefits of the notes to the 2013 consolidated financial statements for further information on these obligations.

(C)
We have contracted for physical delivery for certain of our raw materials to meet a portion of our needs. These contracts are based upon fixed or variable price provisions. We used current market prices as of December 31, 2013, for raw material obligations with variable pricing.

(D)
We have various contractual obligations that extend through 2026 for services involving production facilities and administrative operations. Our purchase obligation as disclosed represents the estimated termination fees payable if we were to exit these contracts.

(E)
There were no amounts drawn under foreign credit agreements at December 31, 2013. Drawn amounts include $5.3 million utilized under the $400 million domestic senior unsecured credit facility for standby letters of credit, which renew annually, and $32.1 million under a separate letter of credit facility. These letters of credit are used to support: $30.7 million in workers’ compensation and general insurance arrangements, and $6.7 million related to environmental, legal and other matters.

Commitments and Contingencies
At December 31, 2013, the Company had reserves for environmental remediation obligations totaling approximately $14 million, of which $8 million was included in other current liabilities. These reserves included estimated probable future costs of $4 million for federal Superfund and comparable state-managed sites; $7 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $2 million for owned or controlled sites at which Company operations have been discontinued; and $1 million for sites utilized by the Company in its ongoing operations. The Company continues to evaluate whether it may be able to recover a portion of future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate. The timing of expenditures depends on a number of factors that vary by site. The Company expects that it will expend present accruals over many years and that remediation of all sites with which it has been identified will be completed within thirty years.
At December 31, 2013, the Company had recognized asset retirement obligations (AROs) of $27.7 million related to landfill closures, facility leases and conditional AROs associated with manufacturing activities using what may be characterized as potentially hazardous materials. The sale of the tungsten materials business included an indemnification to the buyer for conditional ARO costs of up to $13 million for a five year period. The Company recorded a $9.4 million charge to increase recorded reserves to $13 million for these retained liabilities, which was reported as part of the gain on sale of the tungsten materials business.
Based on currently available information, it is reasonably possible that the costs for active matters may exceed the Company’s recorded reserves by as much as $8 million. However, future investigation or remediation activities may result in the discovery of additional hazardous materials, potentially higher levels of contamination than discovered during prior investigation, and may impact costs of the success or lack thereof in remedial solutions. Therefore, future developments, administrative actions or liabilities relating to environmental matters could have a material adverse effect on the Company’s consolidated financial condition or results of operations.
Retirement Benefits
At December 31, 2013, our U.S. qualified defined benefit pension plan (U.S. Plan) was approximately 88% funded in accordance with generally accepted accounting principles. The funded position of the U.S. Plan increased in 2013 primarily due to the use of a higher discount rate to value plan liabilities, as well as a higher than expected return on plan assets. Based upon current regulations and actuarial studies, we are not required to make a cash contribution to the U.S. Plan for 2014. However, we may elect, depending upon investment performance of the pension plan assets and other factors, to make additional voluntary cash contributions to this plan in the future.
Dividends
We paid a quarterly cash dividend of $0.18 per share of common stock outstanding for each quarter of 2013 and 2012. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate.
Critical Accounting Policies
The accompanying consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles. When more than one accounting principle, or the method of its application, is generally accepted, management selects the principle or method that is appropriate in our specific circumstances. Application of these accounting principles requires our management to make estimates about the future resolution of existing uncertainties; as a result, actual results could differ from these estimates. In preparing these consolidated financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the financial statements giving due regard to materiality.
Inventories
At December 31, 2013, we had net inventory of $1,322.1 million. Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO) and average cost methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold. Generally, over time based on overall inflationary trends in raw materials, labor and overhead costs, the use of the LIFO inventory valuation method will result in a LIFO inventory valuation reserve, as the higher current period costs are included in cost of sales and the balance sheet carrying value of inventory is reduced.
The prices for many of the raw materials we use have been extremely volatile during the past several years. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a rise in raw material costs has a negative effect on our operating results by increasing cost of sales while lowering the carrying value of inventory, while, conversely, a fall in material costs results in a benefit to operating results by reducing cost of sales and increasing inventory carrying value. For example, in 2013, 2012 and 2011, the effect of falling raw material costs on our LIFO inventory valuation method resulted in cost of sales from continuing operations which were $80.9 million, $75.6 million and $25.9 million lower than would have been recognized had we utilized the FIFO methodology to value our inventory. However, in cases where inventory at FIFO cost is lower than the LIFO carrying value, a write-down of the inventory to market may be required, subject to a lower of cost or market evaluation.
In applying the lower of cost or market principle, market means current replacement cost, subject to a ceiling (market value shall not exceed net realizable value) and a floor (market shall not be less than net realizable value reduced by an allowance for a normal profit margin). We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting reserve, if any, is recognized as an expense in the period that the need for the reserve is identified. At December 31, 2013, the carrying value of our LIFO inventory exceeded FIFO, and a $35.0 million net realizable value reserve was recorded in the High Performance Metals segment. In the fourth quarter 2013, based on continued weak demand for industrial titanium products from global markets, we recorded a $20.5 million lower of cost or market inventory charge in the Flat-Rolled Products segment, to reduce the carrying value of these product inventories to current market levels.
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
Asset Impairment
We monitor the recoverability of the carrying value of our long-lived assets. An impairment charge is recognized when the expected net undiscounted future cash flows from an asset’s use (including any proceeds from disposition) are less than the asset’s carrying value, and the asset’s carrying value exceeds its fair value. Changes in the expected use of a long-lived asset group, and the financial performance of the long-lived asset group and its operating segment, are evaluated as indicators of possible impairment. Future cash flow value may include appraisals for property, plant and equipment, land and improvements, future cash flow estimates from operating the long-lived assets, and other operating considerations. We perform the required annual goodwill impairment and indefinite lived intangible asset evaluations in the fourth quarter of each year. Additionally, in the fourth quarter of each year in conjunction with the annual business planning cycle, or more frequently if new material information is available, we evaluate the recoverability of temporarily idled facilities.
As part of our 2014-2018 strategic planning process, which was completed in the fourth quarter of 2013, we updated our strategic assessment of the likely future use of several manufacturing facilities. The strategic investments in manufacturing capabilities and process technologies we have made in the last several years enable the closure of older, higher-cost operations, and the streamlining of our manufacturing processes by reducing our manufacturing footprint. We recorded a $67.5 million restructuring charge, which included $55.1 million of impairment charges relating to the previously idled Albany, OR standard grade titanium sponge production facility, the previously idled New Castle, IN flat-rolled stainless finishing facility, and the Wallingford, CT flat-rolled stainless finishing facility, which is scheduled for closure in mid-2014.
We also completed a strategic review of our iron castings and fabricated components businesses, which were part of the former Engineered Products segment. Based on current and forecasted financial results, these businesses were not projected to meet our long-term profitable growth and return on capital employed expectations. The fabricated components business was closed in the third quarter 2013, and the casting service business is classified as held for sale at December 31, 2013. We recorded $18.6 million of asset impairment of long-lived assets associated with these operations in 2013. These businesses are reported as discontinued operations for all periods presented, and are not reported within our sales, results of continuing operations, or business segment results.
We performed our annual goodwill and indefinite-lived intangible asset impairment evaluations in the fourth quarter of each year. No impairments were determined to exist for the years ended December 31, 2013, 2012 or 2011. The fair value of one reporting unit with $530.0 million of goodwill exceeded carrying value by approximately 20% for the 2013 evaluation. The fair values of other reporting units with goodwill significantly exceeded their carrying values.
Retirement Benefits
We have defined benefit and defined contribution pension plans covering substantially all of our employees. Under U.S. generally accepted accounting principles, benefit expenses recognized in financial statements for defined benefit pension plans are determined on an actuarial basis, rather than as contributions are made to the plan. A significant element in determining our pension expense in accordance with the accounting standards is the expected investment return on plan assets. In establishing the expected return on plan investments, which is reviewed annually in the fourth quarter, we take into consideration input from our third party pension plan asset managers and actuaries regarding the types of securities the plan assets are invested in, how those investments have performed historically, and expectations for how those investments will perform in the future. Our expected long-term return on pension plan investments was 8.25% in 2013. We apply this assumed rate to the market value of plan assets at the end of the previous year. This produces the expected return on plan assets that is included in annual pension expense for the current year. The actual returns on pension plan assets for the last five years have been 14.3% for 2013, 8.0% for 2012, 0.3% for 2011, 12.2% for 2010, and 16.4% for 2009. The effect of increasing, or lowering, the expected return on pension plan investments by 0.25% results in additional pre-tax annual income, or expense, of approximately $5.6 million. The cumulative difference between this expected return and the actual return on plan assets is deferred and amortized into pension income or expense over future periods. The amount of expected return on plan assets can vary significantly from year-to-year since the calculation is dependent on the market value of plan assets as of the end of the preceding year. U.S. generally accepted accounting principles allow companies to calculate the expected return on pension assets using either an average of fair market values of pension assets over a period not to exceed five years, which reduces the volatility in reported pension income or expense, or their fair market value at the end of the previous year. However, the U.S. Securities and Exchange Commission currently does not permit companies to change from the fair market value at the end of the previous year methodology, which is the methodology that we use, to an averaging of fair market values of plan assets methodology. As a result, our results of operations and those of other companies, including companies with which we compete, may not be comparable due to these different methodologies in calculating the expected return on pension investments.
In accordance with accounting standards, we determine the discount rate used to value pension plan liabilities as of the last day of each year. The discount rate reflects the current rate at which the pension liabilities could be effectively settled. In estimating this rate, we receive input from our actuaries regarding the rates of return on high quality, fixed-income investments with maturities matched to the expected future retirement benefit payments. Based on this assessment, we established a discount rate of 5.15% for valuing the pension liabilities as of December 31, 2013, and for determining the pension expense for 2014. We had previously assumed a discount rate of 4.25% at the end of 2012 and 5.0% at the end of 2011. The estimated effect of changing the discount rate by 0.50% would decrease pension liabilities in the case of an increase in the discount rate, or increase pension liabilities in the case of a decrease in the discount rate, by approximately $150 million. Such a change in the discount rate would decrease pension expense in the case of an increase in the discount rate, or increase pension expense in the case of a decrease in the discount rate, by approximately $11 million. The effect on pension liabilities for changes to the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, are deferred and amortized over future periods in accordance with the accounting standards.
As discussed above, gains and losses due to differences between actual and expected results for investment returns on plan assets, and changes in the discount rate used to value benefit obligations are deferred and recognized in the income statement over future periods. However for balance sheet presentation, these gains and losses are included in the determination of benefit obligations, net of plan assets, included on the year-end statement of financial position. At December 31, 2013, the Company had $1.0 billion of pre-tax net actuarial losses on its pension obligations, primarily related to an extended decline over the last several years in the discount rate used to value the pension obligations. These actuarial losses have been recognized on the balance sheet through a reduction in stockholders’ equity, and are being recognized in the income statement through expense amortizations over future years.
We also sponsor several postretirement plans covering certain hourly and salaried employees and retirees. These plans provide health care and life insurance benefits for eligible employees. Under most of the plans, our contributions towards premiums are capped based upon the cost as of certain dates, thereby creating a defined contribution. For the non-collectively bargained plans, we maintain the right to amend or terminate the plans in the future. In accordance with U.S. generally accepted accounting standards, postretirement expenses recognized in financial statements associated with defined benefit plans are determined on an actuarial basis, rather than as benefits are paid. We use actuarial assumptions, including the discount rate and the expected trend in health care costs, to estimate the costs and benefit obligations for these plans. The discount rate, which is determined annually at the end of each year, is developed based upon rates of return on high quality, fixed-income investments. At the end of 2013, we determined the rate to be 5.15%, compared to a 4.25% discount rate in 2012, and a 5.0% discount rate in 2011. The estimated effect of changing the discount rate by 0.50%, would decrease postretirement obligations in the case of an increase in the discount rate, or increase postretirement obligations in the case of a decrease in the discount rate, by approximately $20 million. Such a change in the discount rate would decrease postretirement benefit expense in the case of an increase in the discount rate, or increase postretirement benefit expense in the case of a decrease in the discount rate, by approximately $0.9 million. Based upon predictions of continued significant medical cost inflation in future years, the annual assumed rate of increase in the per capita cost of covered benefits of health care plans is 8.3% in 2014 and is assumed to gradually decrease to 5.0% in the year 2028 and remain level thereafter. Certain of these postretirement benefits are funded using plan investments held in a Company-administered VEBA trust. The December 31, 2013 asset balance is $4 million and consists primarily of private equity investments. For 2013, our expected return on investments held in the VEBA trust was 8.3%. This assumed long-term rate of return on investments is applied to the market value of plan assets at the end of the previous year. This produces the expected return on plan investments that is included in annual postretirement benefits expense for the current year. Our expect return on investments in the VEBA trust is 8.3% for 2014. The effect of increasing, or lowering, the expected return on postretirement benefit plan investments by 0.25% has a negligible effect on pre-tax annual income, or expense, due to the low level of investments held.
New Accounting Pronouncements Adopted
In January 2013, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the disclosure of offsetting assets and liabilities. These changes require an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The enhanced disclosures will enable users of an entity’s financial statements to understand and evaluate the effect or potential effect of master netting arrangements on an entity’s financial position, including the effect or potential effect of rights of offset associated with certain financial instruments and derivative instruments. Other than the additional disclosure requirements, the adoption of these changes had no impact on the consolidated financial statements.
In January 2013, the Company adopted changes issued by the FASB to the reporting of amounts reclassified out of accumulated other comprehensive income. These changes require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. These requirements are to be applied to each component of accumulated other comprehensive income. Other than the additional disclosure requirements (see Note 11 of the notes to the consolidated financial statements), the adoption of these changes had no impact on the consolidated financial statements.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
As part of our risk management strategy, we utilize derivative financial instruments, from time to time, to hedge our exposure to changes in energy and raw material prices, foreign currencies, and interest rates. We monitor the third-party financial institutions which are our counterparty to these financial instruments on a daily basis and diversify our transactions among counterparties to minimize exposure to any one of these entities. Fair values for derivatives were measured using exchange-

traded prices for the hedged items including consideration of counterparty risk and the Company’s credit risk. Our exposure to volatility in interest rates is presently not material, as nearly all of our debt is at fixed interest rates.
Volatility of Energy Prices. Energy resources markets are subject to conditions that create uncertainty in the prices and availability of energy resources. The prices for and availability of electricity, natural gas, oil and other energy resources are subject to volatile market conditions. These market conditions often are affected by political and economic factors beyond our control. Increases in energy costs, or changes in costs relative to energy costs paid by competitors, have and may continue to adversely affect our profitability. To the extent that these uncertainties cause suppliers and customers to be more cost sensitive, increased energy prices may have an adverse effect on our results of operations and financial condition. We use approximately 11 to 13 million MMBtu’s of natural gas annually, depending upon business conditions, in the manufacture of our products. These purchases of natural gas expose us to risk of higher gas prices. For example, a hypothetical $1.00 per MMBtu increase in the price of natural gas would result in increased annual energy costs of approximately $11 to $13 million. We use several approaches to minimize any material adverse effect on our financial condition or results of operations from volatile energy prices. These approaches include incorporating an energy surcharge on many of our products and using financial derivatives to reduce exposure to energy price volatility.
At December 31, 2013, the outstanding financial derivatives used to hedge our exposure to energy cost volatility included both natural gas and electricity hedges. For natural gas, approximately 70% of our forecasted requirements for 2014, 35% for 2015 and 5% for 2016. The net mark-to-market valuation of these outstanding natural gas hedges at December 31, 2013 was an unrealized pre-tax gain of $3.1 million, comprised of $2.5 million in prepaid expenses and other current assets, $1.0 million million in other assets and $0.4 million in accrued liabilities. For the year ended December 31, 2013, the effects of natural gas hedging activity increased cost of sales by $3.8 million. For electricity usage in our Western Pennsylvania operations, we have hedged approximately 10% of our on-peak and off-peak forecasted requirements for 2014. The net mark-to-market valuation of the electricity hedges at December 31, 2013 was an unrealized pre-tax loss of $0.5 million in accrued liabilities on the balance sheet. For the year ended December 31, 2013, the effects of electricity hedging activity increased cost of sales by $0.3 million.
Volatility of Raw Material Prices. We use raw materials surcharge and index mechanisms to offset the impact of increased raw material costs; however, competitive factors in the marketplace can limit our ability to institute such mechanisms, and there can be a delay between the increase in the price of raw materials and the realization of the benefit of such mechanisms. For example, in 2013 we used approximately 100 million pounds of nickel; therefore a hypothetical change of $1.00 per pound in nickel prices would result in increased costs of approximately $100 million. In addition, in 2013 we also used approximately 760 million pounds of ferrous scrap in the production of our flat-rolled products and a hypothetical change of $0.01 per pound would result in increased costs of approximately $8 million. While we enter into raw materials futures contracts from time-to-time to hedge exposure to price fluctuations, such as for nickel, we cannot be certain that our hedge position adequately reduces exposure. We believe that we have adequate controls to monitor these contracts, but we may not be able to accurately assess exposure to price volatility in the markets for critical raw materials.
The majority of our products are sold utilizing raw material surcharges and index mechanisms. However as of December 31, 2013, we had entered into financial hedging arrangements primarily at the request of our customers related to firm orders, for an aggregate amount of approximately 10% of our estimated annual nickel requirements. These nickel hedges extend to 2020. Any gain or loss associated with these hedging arrangements is included in cost of sales. At December 31, 2013, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax loss of $5.3 million, comprised of $0.1 million in prepaid expenses and other current assets, $0.4 million in other assets, $4.5 million in accrued liabilities and $1.3 million in other long-term liabilities.
Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies expected to be received from our export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk. We may also enter into foreign currency forward contracts that are not designated as hedges, which are denominated in the same foreign currency in which export sales are denominated. At December 31, 2013, the outstanding financial derivatives, including both hedges and undesignated derivatives, that are used to manage our exposure to foreign currency, primarily euros, represented approximately 13% of our forecasted total international sales through 2016. In addition, we may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At December 31, 2013, the net mark-to-market valuation of the outstanding foreign currency forward contracts was a net liability of $14.6 million, comprised of $0.3 million in prepaid expenses and other current assets, $9.5 million in accrued liabilities and $5.4 million in other long-term liabilities.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Allegheny Technologies Incorporated and Subsidiaries

We have audited the accompanying consolidated balance sheets of Allegheny Technologies Incorporated and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allegheny Technologies Incorporated and Subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Allegheny Technologies Incorporated and Subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 27, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
February 27, 2014

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Income
(In millions, except per share amounts)

For the Years Ended December 31,	2013	2012	2011
Sales	$4,043.5	$4,666.9	$4,812.3
Costs and expenses:
Cost of sales	3,790.9	4,041.4	4,075.5
Selling and administrative expenses	276.4	321.6	323.0
Restructuring costs	67.5	—	—
Income (loss) before interest, other income and income taxes	(91.3)	303.9	413.8
Interest expense, net	(65.2)	(71.6)	(92.3)
Other income, net	1.7	—	0.6
Income (loss) from continuing operations before income taxes	(154.8)	232.3	322.1
Income tax provision (benefit)	(63.6)	72.4	110.4
Income (loss) from continuing operations	(91.2)	159.9	211.7
Income from discontinued operations, net of tax	252.8	7.9	11.4
Net income	161.6	167.8	223.1
Less: Net income attributable to noncontrolling interests	7.6	9.4	8.8
Net income attributable to ATI	$154.0	$158.4	$214.3

Basic net income (loss) per common share
Continuing operations attributable to ATI per common share	$(0.93)	$1.42	$1.98
Discontinued operations attributable to ATI per common share	2.37	0.07	0.11
Basic net income attributable to ATI per common share	$1.44	$1.49	$2.09

Diluted net income (loss) per common share
Continuing operations attributable to ATI per common share	$(0.93)	$1.36	$1.87
Discontinued operations attributable to ATI per common share	2.37	0.07	0.10
Diluted net income attributable to ATI per common share	$1.44	$1.43	$1.97

Amounts attributable to ATI common stockholders
Income (loss) from continuing operations, net of tax	$(98.8)	$150.5	$202.9
Income from discontinued operations, net of tax	252.8	7.9	11.4
Net income	$154.0	$158.4	$214.3
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)

For the Years Ended December 31,	2013	2012	2011
Net income	$161.6	$167.8	$223.1
Currency translation adjustment
Unrealized net change arising during the period	13.8	14.3	2.7
Reclassification adjustment included in net income	1.5	—	—
Total	15.3	14.3	2.7
Unrealized holding gain (loss) on securities
Net gain (loss) arising during the period	0.1	—	(0.1)
Derivatives
Net derivatives loss on hedge transactions	(25.2)	(9.8)	(19.4)
Reclassification to net income of net realized loss	14.0	5.2	25.5
Income taxes on derivative transactions	(4.3)	(1.8)	2.3
Total	(6.9)	(2.8)	3.8
Postretirement benefit plans
Actuarial loss
Amortization of net actuarial loss	129.0	119.8	81.2
Net gain (loss) arising during the period	384.9	(272.7)	(516.3)
Prior service cost
Amortization to net income of net prior service credits	(15.2)	(11.8)	(7.0)
Income taxes on postretirement benefit plans	187.6	(67.3)	(165.0)
Total	311.1	(97.4)	(277.1)
Other comprehensive income (loss), net of tax	319.6	(85.9)	(270.7)
Comprehensive income (loss)	481.2	81.9	(47.6)
Less: Comprehensive income attributable to noncontrolling interests	11.0	11.3	14.6
Comprehensive income (loss) attributable to ATI	$470.2	$70.6	$(62.2)
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Balance Sheets

(In millions, except share and per share amounts)	December 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$1,026.8	$304.6
Accounts receivable, net	528.2	613.3
Inventories, net	1,322.1	1,536.6
Prepaid expenses and other current assets	67.6	56.1
Current assets of discontinued operations	6.1	—
Total Current Assets	2,950.8	2,510.6
Property, plant and equipment, net	2,874.1	2,559.9
Cost in excess of net assets acquired	727.9	740.1
Deferred income taxes	—	71.5
Other assets	342.0	365.7
Noncurrent assets of discontinued operations	3.7	—
Total Assets	$6,898.5	$6,247.8
Liabilities and Stockholders’ Equity
Accounts payable	$471.8	$499.9
Accrued liabilities	310.9	330.5
Deferred income taxes	3.5	24.0
Short-term debt and current portion of long-term debt	419.9	17.1
Current liabilities of discontinued operations	4.9	—
Total Current Liabilities	1,211.0	871.5
Long-term debt	1,527.4	1,463.0
Accrued postretirement benefits	442.4	495.2
Pension liabilities	368.2	721.1
Deferred income taxes	206.6	—
Other long-term liabilities	148.2	109.9
Total Liabilities	3,903.8	3,660.7
Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized-50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-109,695,171 shares at December 31, 2013 and 2012; outstanding-107,983,360 shares at December 31, 2013 and 107,398,963 shares at December 31, 2012	11.0	11.0
Additional paid-in capital	1,185.9	1,181.7
Retained earnings	2,490.1	2,427.6
Treasury stock: 1,711,811 shares at December 31, 2013 and 2,296,208 shares at December 31, 2012	(79.6)	(111.3)
Accumulated other comprehensive loss, net of tax	(713.2)	(1,029.4)
Total ATI Stockholders’ Equity	2,894.2	2,479.6
Noncontrolling Interests	100.5	107.5
Total Stockholders’ Equity	2,994.7	2,587.1
Total Liabilities and Stockholders’ Equity	$6,898.5	$6,247.8
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)

For the Years Ended December 31,	2013	2012	2011
Operating Activities:
Net income	$161.6	$167.8	$223.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	189.9	194.0	174.4
Deferred taxes	70.1	(19.4)	52.7
Non-cash restructuring costs	72.7	13.0	—
Gain on sale of business	(428.3)	—	—
Change in operating assets and liabilities:
Retirement benefits	70.6	58.9	19.6
Accounts receivable	41.1	95.8	(78.8)
Inventories	146.6	(152.3)	(227.3)
Accounts payable	(7.8)	9.2	50.0
Accrued income taxes	(25.5)	9.4	42.4
Accrued liabilities and other	77.4	51.1	40.7
Cash provided by operating activities	368.4	427.5	296.8
Investing Activities:
Purchases of property, plant and equipment	(612.7)	(382.0)	(278.2)
Proceeds from sale of business, net of transaction costs	600.9	—	—
Purchases of businesses and investments in ventures	—	—	(349.2)
Asset disposals and other	0.8	3.3	2.7
Cash used in investing activities	(11.0)	(378.7)	(624.7)
Financing Activities:
Issuances of long-term debt	500.0	—	500.0
Payments on long-term debt and capital leases	(17.1)	(16.7)	(143.8)
Net borrowings (repayments) under credit facilities	(14.4)	(10.4)	(3.1)
Debt issuance costs	(5.2)	—	(5.0)
Dividends paid to shareholders	(76.9)	(76.5)	(74.7)
Dividends paid to noncontrolling interests	(18.0)	—	(7.2)
Shares repurchased for income tax withholding on share-based compensation	(6.6)	(23.4)	(2.2)
Taxes on share-based compensation	2.6	—	10.8
Exercises of stock options and other	0.4	2.2	1.4
Cash provided by (used in) financing activities	364.8	(124.8)	276.2
Increase (decrease) in cash and cash equivalents	722.2	(76.0)	(51.7)
Cash and cash equivalents at beginning of year	304.6	380.6	432.3
Cash and cash equivalents at end of year	$1,026.8	$304.6	$380.6
Amounts presented on the Consolidated Statements of Cash Flows may not agree to the corresponding changes in balance sheet items due to the accounting for purchases and sales of businesses and the effects of foreign currency translation.
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Statements of Changes in Consolidated Equity

	ATI Stockholders
(In millions, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, December 31, 2010	$10.2	$658.9	$2,224.8	$(188.0)	$(665.1)	$88.6	$2,129.4
Net income	—	—	214.3	—	—	8.8	$223.1
Other comprehensive income (loss)	—	—	—	—	(276.5)	5.8	$(270.7)
Issuance of common stock	0.8	512.8	—	—	—	—	$513.6
Cash dividends on common stock ($0.72 per share)	—	—	(74.7)	—	—	—	$(74.7)
Noncontrolling interest acquired	—	—	—	—	—	0.7	$0.7
Purchase of subsidiary shares from noncontrolling interest	—	0.2	—	—	—	(0.4)	$(0.2)
Dividends paid to noncontrolling interest	—	—	—	—	—	(7.2)	$(7.2)
Employee stock plans	—	35.2	(2.9)	25.3	—	—	$57.6
Balance, December 31, 2011	$11.0	$1,207.1	$2,361.5	$(162.7)	$(941.6)	$96.3	$2,571.6
Net income	—	—	158.4	—	—	9.4	$167.8
Other comprehensive income (loss)	—	—	—	—	(87.8)	1.9	$(85.9)
Cash dividends on common stock ($0.72 per share)	—	—	(76.5)	—	—	—	$(76.5)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	(0.1)	$(0.1)
Employee stock plans	—	(25.4)	(15.8)	51.4	—	—	$10.2
Balance, December 31, 2012	$11.0	$1,181.7	$2,427.6	$(111.3)	$(1,029.4)	$107.5	$2,587.1
Net income	—	—	154.0	—	—	7.6	161.6
Other comprehensive income	—	—	—	—	316.2	3.4	319.6
Cash dividends on common stock ($0.72 per share)	—	—	(76.9)	—	—	—	(76.9)
Dividends paid to noncontrolling interest	—	—	—	—	—	(18.0)	(18.0)
Employee stock plans	—	4.2	(14.6)	31.7	—	—	21.3
Balance, December 31, 2013	$11.0	$1,185.9	$2,490.1	$(79.6)	$(713.2)	$100.5	$2,994.7
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
Basis of Presentation
In 2013, the Company sold its tungsten materials business for approximately $605 million in cash, and after a strategic review, determined that it would exit its iron castings and fabricated components business. These businesses, which were part of the former Engineered Products business segment, are classified as discontinued operations for all periods presented. The consolidated statements of income exclude the results of these operations from sales, costs and expenses, and other elements of income (loss) from continuing operations. See Note 2 for additional information. Certain prior year amounts have been reclassified in order to conform with 2013 presentation.
The Company restructured the remaining operations of the former Engineered Products business segment, which represented less than 3% of total sales from continuing operations. The previously standalone specialty steel forgings business was integrated into the forged products operations in the High Performance Metals business segment, and the precision titanium and specialty alloy flat-rolled finishing business was integrated into the specialty plate operations in the Flat-Rolled Products business segment. Segment results for High Performance Metals and Flat-Rolled Products reflect these changes for all periods presented.
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
Accounts Receivable
Accounts receivable are presented net of a reserve for doubtful accounts of $5.3 million at December 31, 2013 and $5.5 million at December 31, 2012. The Company markets its products to a diverse customer base, principally throughout the United States. Trade credit is extended based upon evaluations of each customer’s ability to perform its obligations, which are updated periodically. Accounts receivable reserves are determined based upon an aging of accounts and a review for collectability of specific accounts. No single customer accounted for more than 10% of sales for all years presented. Accounts receivable from Uniti were $3.1 million at December 31, 2013 and 2012.
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

The Company evaluates product lines on a quarterly basis to identify inventory carrying values that exceed estimated net realizable value. In applying the lower of cost or market principle, market means current replacement cost, subject to a ceiling (market value shall not exceed net realizable value) and a floor (market shall not be less than net realizable value reduced by an allowance for a normal profit margin). The calculation of a resulting reserve, if any, is recognized as an expense in the period that the need for the reserve is identified. However, in cases where inventory at FIFO cost is lower than the LIFO carrying value, a write-down of the inventory to market may be required, subject to the ceiling and floor. It is the Company’s general policy to write-down to scrap value any inventory that is identified as obsolete and any inventory that has aged or has not moved in more than twelve months. In some instances this criterion is up to twenty-four months.
Long-Lived Assets
Property, plant and equipment are recorded at cost, including capitalized interest, and includes long-lived assets acquired under capital leases. The principal method of depreciation adopted for all property placed into service after July 1, 1996 is the straight-line method. For buildings and equipment acquired prior to July 1, 1996, depreciation is computed using a combination of accelerated and straight-line methods. Property, plant and equipment associated with the Company’s Rowley titanium sponge facility in the High Performance Metals segment, and the Hot-Rolling and Processing Facility (HRPF) in the Flat-Rolled Products segment, are being depreciated utilizing the units of production method of depreciation, which the Company believes provides a better matching of costs and revenues. The Company periodically reviews estimates of useful life and production capacity assigned to new and in service assets. Significant enhancements, including major maintenance activities that extend the lives of property and equipment, are capitalized. Costs related to repairs and maintenance are charged to expense in the period incurred. The cost and related accumulated depreciation of property and equipment retired or disposed of are removed from the accounts and any related gains or losses are included in income.
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
Cost in Excess of Net Assets Acquired
At December 31, 2013, the Company had $727.9 million of goodwill on its balance sheet. Of the total, $601.4 million related to the High Performance Metals segment and $126.5 million related to the Flat-Rolled Products segment. Goodwill decreased $12.8 million in 2013 from the sale of the Company's tungsten materials business which was partially offset by an increase of $0.6 million as a result of the impact of foreign currency translation on goodwill denominated in functional currencies other than the U.S. dollar. Goodwill and indefinite-lived intangible assets are reviewed annually for impairment or more frequently if impairment indicators arise. The review for goodwill impairment requires a comparison of the fair value of each reporting unit that has goodwill associated with its operations with its carrying amount, including goodwill. If this comparison reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of the fair value of the reporting unit over the fair value of all recognized and unrecognized assets and liabilities.
Generally accepted accounting standards provide the option to qualitatively assess goodwill for impairment before completing a quantitative assessment. Under the qualitative approach, if, after assessing the totality of events or circumstances, including both macroeconomic, industry and market factors, and entity-specific factors, the Company determines it is likely (more likely than not) that the fair value of a reporting unit is greater than its carrying amount, then the quantitative impairment analysis is not required. The quantitative assessment may be performed each year for a reporting unit at the Company’s option without first performing a qualitative assessment. The Company’s quantitative assessment of goodwill for possible impairment includes estimating the fair market value of a reporting unit which has goodwill associated with its operations using discounted cash flow and multiples of cash earnings valuation techniques, plus valuation comparisons to recent public sale transactions of similar businesses, if any. These impairment assessments and valuation methods require the Company to make estimates and assumptions regarding future operating results, cash flows, changes in working capital and capital expenditures, selling prices, profitability, and the cost of capital. Many of these assumptions are determined by reference to market participants identified by the Company. Although management believes that the estimates and assumptions used were reasonable, actual results could differ from those estimates and assumptions.
The Company performs the required annual goodwill and indefinite-lived intangible asset impairment evaluations in the fourth quarter of each year. No impairments were determined to exist for the years ended December 31, 2013, 2012 or 2011. The fair value of one reporting unit with $530.0 million of goodwill exceeded carrying value by approximately 20% for the 2013 evaluation. The fair values of other reporting units with goodwill significantly exceeded their carrying values.

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
Research and Development
Company funded research and development costs from continuing operations were $16.1 million in 2013, $22.3 million in 2012, and $17.0 million in 2011 and were expensed as incurred. Customer funded research and development costs were $2.7 million in 2013, $1.5 million in 2012, and $1.5 million in 2011. Customer funded research and development costs are recognized in the consolidated statement of income in accordance with revenue recognition policies.
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

Net Income Per Common Share
Basic and diluted net income per share are calculated by dividing the net income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding. The calculations of all diluted income/loss per share figures for a period exclude the potentially dilutive effect of dilutive share equivalents if there is a net loss from continuing operations since the inclusion in the calculation of additional shares in the net loss from continuing operations per share would result in a lower per share loss and therefore be anti-dilutive.
New Accounting Pronouncements Adopted
In January 2013, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the disclosure of offsetting assets and liabilities. These changes require an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The enhanced disclosures will enable users of an entity’s financial statements to understand and evaluate the effect or potential effect of master netting arrangements on an entity’s financial position, including the effect or potential effect of rights of offset associated with certain financial instruments and derivative instruments. Other than the additional disclosure requirements, the adoption of these changes had no impact on the consolidated financial statements.
In January 2013, the Company adopted changes issued by the FASB to the reporting of amounts reclassified out of accumulated other comprehensive income. These changes require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. These requirements are to be applied to each component of accumulated other comprehensive income. Other than the additional disclosure requirements (see Note 11), the adoption of these changes had no impact on the consolidated financial statements.
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

Note 2. Discontinued Operations
On November 4, 2013, the Company completed the sale of its tungsten materials business, which produces tungsten powder, tungsten heavy alloys, tungsten carbide materials, and carbide cutting tools. The Company received cash proceeds, net of transaction costs, of $600.9 million on the sale of this business and recognized a $428.3 million pre-tax ($261.4 million after tax) gain which has been recorded in discontinued operations.
Also, during the third quarter of 2013, the Company completed a strategic review of its iron castings and fabricated components businesses. Based on current and forecasted results, these businesses were not projected to meet the Company's long-term profitable growth and return on capital employed expectations. As a result of this review, the Company closed its fabricated components business and recorded $8.1 million of pre-tax exit costs, including $7.3 million of non-cash impairment charges for long-lived assets, and $0.8 million primarily related to lease exit costs. The Company expects the cash requirements associated with lease-related exit costs to be approximately $4 million, to be incurred over the next four years. The planned divestiture of the iron castings business, which is held for sale at December 31, 2013, resulted in a $11.3 million pre-tax, non-cash long-lived asset impairment charge based on an analysis of the estimated fair value of the business, which represents Level 3 unobservable information in the fair value hierarchy.
The tungsten materials, iron castings and fabricated components businesses were all previously reported as part of the Company's former Engineered Products segment. The net assets of the iron castings and fabricated components businesses were classified as held for sale as of the end of fiscal year 2013 and the operating results of all three of these businesses have been included in discontinued operations in the Company's consolidated statements of income for all periods presented. Results of discontinued operations for 2013 include $19.5 million pre-tax ($11.9 million after-tax) of charges associated with the iron castings and fabricated components divestitures. Results of discontinued operations for 2012 include a $13.0 million pre-tax ($8.8 million after-tax) charge to write down the value of the long-lived assets with the closing of the Alpena, MI iron casting facility.
The following table presents summarized results for these discontinued operations (in millions):

	2013	2012	2011
Sales	$268.2	$364.6	$370.7
Income before income tax provision	$414.2	$11.7	$17.3
Net assets of discontinued operations were $4.2 million at December 31, 2013 and consisted of the following items (in millions):

2013
Accounts receivable, net of allowances for doubtful accounts	$2.9
Inventories, net	3.1
Prepaid expenses and other current assets	0.1
Property, plant and equipment, net	3.7
Total Assets	9.8
Accounts payable	1.8
Accrued liabilities	3.1
Long-term liabilities	0.7
Total Liabilities	5.6
Net Assets	$4.2

Note 3. Inventories
Inventories at December 31, 2013 and 2012 were as follows (in millions):

	2013	2012
Raw materials and supplies	$277.6	$351.6
Work-in-process	984.9	1,127.0
Finished goods	162.1	209.0
Total inventories at current cost	1,424.6	1,687.6
Adjustment from current cost to LIFO cost basis	29.4	(76.9)
Inventory valuation reserves	(84.3)	(63.1)
Progress payments	(47.6)	(11.0)
Total inventories, net	$1,322.1	$1,536.6
Inventories, before progress payments, determined on the LIFO method were $976.1 million at December 31, 2013, and $997.3 million at December 31, 2012. The remainder of the inventory was determined using the FIFO and average cost methods, and these inventory values do not differ materially from current cost. The effect of using the LIFO methodology to value inventory, rather than FIFO, decreased cost of sales by $80.9 million, $75.6 million, and $25.9 million in 2013, 2012 and 2011, respectively. Due to deflationary impacts primarily related to raw materials, the carrying value of the Company's inventory as valued on the LIFO inventory accounting method exceeded current replacement cost at December 31, 2013. Based on a lower of cost or market value analysis, a $35.0 million net realizable value reserve was recorded in the High Performance Metals segment. In addition, continued sluggish demand for industrial titanium products from global markets has resulted in much lower selling prices for these products. As a result, in 2013, the Company recorded a $20.5 million lower of cost or market reserve for industrial titanium products in the Flat-Rolled Products segment.
During 2013, 2012, and 2011, inventory usage resulted in liquidations of LIFO inventory quantities. These inventories were carried at differing costs prevailing in prior years as compared with the cost of current manufacturing cost and purchases. The effect of these LIFO liquidations was to increase cost of sales by $3.8 million in 2013, increase cost of sales by $1.5 million in 2012 and decrease cost of sales by $0.1 million in 2011.
Note 4. Property, Plant and Equipment
Property, plant and equipment at December 31, 2013 and 2012 was as follows:

(In millions)	2013	2012
Land	$30.2	$34.4
Buildings	1,019.1	921.0
Equipment and leasehold improvements	3,526.0	3,344.4
	4,575.3	4,299.8
Accumulated depreciation and amortization	(1,701.2)	(1,739.9)
Total property, plant and equipment, net	$2,874.1	$2,559.9
Construction in progress at December 31, 2013 and 2012 was $186.2 million and $601.6 million, respectively. Depreciation and amortization from continuing operations for the years ended December 31, 2013, 2012 and 2011 was as follows:

(In millions)	2013	2012	2011
Depreciation of property, plant and equipment	$156.8	$157.0	$141.3
Software and other amortization	23.8	24.4	21.4
Total depreciation and amortization	$180.6	$181.4	$162.7

Note 5. Asset Retirement Obligations
The Company maintains reserves where a legal obligation exists to perform an asset retirement activity and the fair value of the liability can be reasonably estimated. These asset retirement obligations (“AROs”) include liabilities where the timing and (or) method of settlement may be conditional on a future event, that may or may not be within the control of the entity. At December 31, 2013, the Company had recognized AROs of $27.7 million related to landfill closures, facility leases and conditional AROs associated with manufacturing activities using what may be characterized as potentially hazardous materials. The sale of the tungsten materials business included an indemnification to the buyer for conditional ARO costs of up to $13 million for a five year period. The Company recorded a $9.4 million charge to increase recorded reserves to $13 million for these retained liabilities, which was reported as part of the gain on sale of the tungsten materials business. In addition, as part of facility closures in 2013, $4.2 million in environmental exit costs for AROs were reported in continuing operations (see Note 15).
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
Changes in asset retirement obligations for the years ended December 31, 2013 and 2012 were as follows:

(in millions)	2013	2012
Balance at beginning of year	$13.0	$12.8
Accretion expense	1.1	1.1
Payments	(0.8)	(0.6)
Revision of estimates	13.8	(0.3)
Liabilities incurred	0.6	—
Balance at end of year	$27.7	$13.0

Note 6. Supplemental Financial Statement Information
Cash and cash equivalents at December 31, 2013 and 2012 were as follows:

(in millions)	2013	2012
Cash	$1,025.2	$222.8
Other short-term investments	1.6	81.8
Total cash and cash equivalents	$1,026.8	$304.6
Accounts receivable are presented net of a reserve for doubtful accounts of $5.3 million at December 31, 2013, and $5.5 million at December 31, 2012. During 2013, the Company recognized expense of $1.1 million to increase the reserve for doubtful accounts and wrote off $0.8 million of uncollectible accounts, which decreased the reserve. Additionally, the reserve for doubtful accounts in 2013 decreased $0.5 million as a result of the sale of the tungsten materials business. During 2012, the Company recognized expense of $1.0 million to increase the reserve for doubtful accounts and wrote off $1.4 million of uncollectible accounts, which decreased the reserve. During 2011, the Company recognized expense of $2.1 million to increase the reserve for doubtful accounts and wrote off $2.7 million of uncollectible accounts, which decreased the reserve. Additionally, the 2011 year end reserve for doubtful accounts included $0.9 million from the Ladish Co., Inc. acquisition.

Other intangible assets, which are included in Other assets on the accompanying consolidated balance sheets as of December 31, 2013 and 2012 were as follows:

		December 31, 2013		December 31, 2012
(in millions)	Useful life (years)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Technology	20	$74.0	$(9.9)	$74.0	$(6.2)
Customer relationships	25	31.0	(3.3)	31.0	(2.0)
Total amortizable intangible assets		105.0	(13.2)	105.0	(8.2)
Indefinite-lived trademarks		61.0	—	61.0	—
Total intangible assets		$166.0	$(13.2)	$166.0	$(8.2)
Amortization expense from continuing operations related to intangible assets was approximately $5 million for the years ended December 31, 2013 and 2012. For each of the years ending December 31, 2014 through 2018, annual amortization expense is expected to be $9.1 million, which includes the impact of the Company’s change in estimate of the period of future benefit of trademark intangible assets from indefinite life to a 15 year useful life beginning in 2014. No impairment of indefinite-lived intangible assets was determined to exist for the years ended December 31, 2013 or 2012.
Accrued liabilities included salaries, wages and other payroll-related liabilities of $52.7 million and $79.3 million at December 31, 2013 and 2012, respectively.
Other income (expense) from continuing operations for the years ended December 31, 2013, 2012, and 2011 was as follows:

(in millions)	2013	2012	2011
Rent, royalty income and other income	$0.9	$0.7	$1.3
Losses on insured events	—	—	(0.2)
Net gains (losses) on property and investments	0.7	(0.7)	(0.3)
Other	0.1	—	(0.2)
Total other income, net	$1.7	$—	$0.6

Note 7. Debt
Debt at December 31, 2013 and 2012 was as follows:

(In millions)	2013	2012
Allegheny Technologies $500 million 5.875% Senior Notes due 2023	$500.0	$—
Allegheny Technologies $500 million 5.95% Senior Notes due 2021	500.0	500.0
Allegheny Technologies $402.5 million 4.25% Convertible Senior Notes due 2014	402.5	402.5
Allegheny Technologies $350 million 9.375% Senior Notes due 2019	350.0	350.0
Allegheny Ludlum 6.95% Debentures due 2025	150.0	150.0
Ladish Series B 6.14% Notes due 2016 (a)	18.2	24.8
Ladish Series C 6.41% Notes due 2015 (b)	21.1	32.5
Domestic Bank Group $400 million unsecured credit agreement	—	—
Foreign credit agreements	—	14.2
Industrial revenue bonds, due through 2020, and other	5.5	6.1
Total short-term and long-term debt	1,947.3	1,480.1
Short-term debt and current portion of long-term debt	419.9	17.1
Total long-term debt	$1,527.4	$1,463.0

(a)	Includes fair value adjustments of $1.0 million and $1.9 million at December 31, 2013 and December 31, 2012, respectively.

(b)	Includes fair value adjustments of $1.1 million and $2.5 million at December 31, 2013 and December 31, 2012, respectively.

Interest expense was $66.0 million in 2013, $72.4 million in 2012, and $93.7 million in 2011. Interest expense was reduced by $45.7 million, $24.5 million, and $12.1 million, in 2013, 2012, and 2011, respectively, from interest capitalization on capital projects. Interest and commitment fees paid were $110.6 million in 2013, $96.5 million in 2012, and $102.8 million in 2011. Net interest expense includes interest income of $0.8 million in 2013, $0.8 million in 2012, and $1.4 million in 2011.
Scheduled principal payments during the next five years are $419.9 million in 2014, $17.3 million in 2015, $7.4 million in 2016, $0.4 million in 2017, and $0.2 million in 2018.
2023 Notes
On July 12, 2013, ATI issued $500 million aggregate principal amount of 5.875% Senior Notes due 2023 (the “2023 Notes”). Interest on the 2023 Notes is payable semi-annually in arrears at a rate of 5.875% per year and will mature on August 15, 2023, unless redeemed or repurchased earlier. Underwriting fees, discount, and other third-party expenses for the issuance of the 2023 Notes were $5.2 million, and are being amortized to interest expense over the the 10-year term of the 2023 Notes. The 2023 Notes are unsecured and unsubordinated obligations of the Company and equally ranked with all of its existing and future senior unsecured debt. The interest rate payable on the 2023 Notes is subject to adjustment in the event of a change in the credit ratings on the 2023 Notes. A downgrade of the Company's credit ratings could result in an increase to the interest cost with respect to the 2023 Notes.
Unsecured Credit Agreement
The Company has a $400 million senior unsecured domestic revolving credit facility, which was amended in May and September 2013 to, among other things, extend the expiration date of the commitments of the lenders thereunder to May 31, 2018 and to modify the maximum leverage ratio and minimum interest coverage ratio permitted under the facility. Under the terms of the facility, the Company may increase the size of the credit facility by up to $100 million without seeking the further approval of the lending group. As amended, the facility required the Company to maintain a leverage ratio (consolidated total indebtedness divided by consolidated earnings before interest, taxes and depreciation and amortization for the four prior fiscal quarters) of 4.50 for the quarter ended September 30, 2013, which increased from the maximum requirement of 3.25 prior to the 2013 amendment. Under the amendment, the maximum leverage ratio is then reduced to 4.0 beginning with the quarter ended December 31, 2013, then to 3.75 for the quarter ended March 31, 2015 and is further reduced to 3.50 beginning with the quarter ended June 30, 2015 and for each fiscal quarter thereafter. As amended, the credit facility required that the Company maintain an interest coverage ratio (consolidated earnings before interest and taxes divided by interest expense) of not less than 1.75 for the quarter ended December 31, 2013, which decreased from the minimum requirement of 2.0 prior to the 2013 amendment. Under the amendment, the minimum interest coverage ratio is then increased to 2.0 for the quarter ended March 31, 2014 and for each fiscal quarter thereafter. At December 31, 2013, the leverage ratio was 1.50 and the interest coverage ratio was 7.43. The definition of consolidated earnings before interest and taxes, and consolidated earnings before interest, taxes, depreciation and amortization as used in the interest coverage and leverage ratios excludes any non-cash pension expense or income, and consolidated indebtedness in the leverage ratio is net of cash on hand in excess of $50 million. The Company was in compliance with these required ratios during all applicable periods. As of December 31, 2013, there were no outstanding borrowings made against the facility, although a portion of the facility was used to support approximately $5 million in letters of credit. The facility includes a $200 million sublimit for the issuance of letters of credit.
Borrowings or letter of credit issuance under the unsecured facility bear interest at the Company’s option at either: (1) the one-, two-, three- or six-month LIBOR rate plus a margin ranging from 1.25% to 2.50% depending upon the value of the leverage ratio as defined by the unsecured facility agreement; or (2) a base rate announced from time-to-time by the lending group (i.e., the Prime lending rate). In addition, the unsecured facility contains a facility fee of 0.18% to 0.35% depending upon the value of the leverage ratio. The Company’s overall borrowing costs under the unsecured facility are not affected by changes in the Company’s credit ratings.
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
Ladish Notes
In conjunction with the acquisition of Ladish Co., Inc. (“Ladish”, now ATI Ladish LLC) in May 2011, the Company assumed the Series B and Series C Notes previously issued by Ladish. The Series B 6.14% Notes are unsecured and have a principal balance of $17.2 million at December 31, 2013, excluding fair value adjustments. The Series B Notes pay interest semi-annually and mature on May 16, 2016, with the principal amortizing equally in annual payments over the remaining term. The Series C 6.41% Notes are unsecured and have a principal balance of $20.0 million at December 31, 2013, excluding fair value adjustments. The Series C Notes pay interest semi-annually and mature on September 2, 2015, with the principal amortizing equally in annual payments over the remaining term. The Series B and Series C Notes contain financial covenants specific to Ladish which (1) limit the incurrence of certain additional debt; (2) require a certain level of consolidated adjusted net worth; (3) require minimum fixed charges coverage ratio; and (4) require a limited amount of funded debt to consolidated cash flow. The covenant on incurrence of additional debt limits funded debt to 60% of total capitalization. Ladish was in compliance with all Series B and Series C covenants at December 31, 2013. In March 2012, the Ladish Series B and Series C Notes were amended to replace certain reporting requirements specific to these Notes with a Parent Guaranty Agreement by ATI, by which ATI unconditionally guarantees all amounts payable by ATI Ladish LLC for the Series B and Series C Notes. As a result of the March 2012 amendment, the Series B and Series C Notes are equally ranked with all of ATI’s existing and future senior unsecured debt.
Foreign and Other Credit Facilities
The Company has an additional separate credit facility for the issuance of letters of credit. As of December 31, 2013, $32 million in letters of credit were outstanding under this facility.
STAL, the Company’s Chinese joint venture company in which ATI has a 60% interest, has a revolving credit facility with a group of banks that expires in August 2014. Under the credit facility, STAL may borrow up to 205 million renminbi (approximately $34 million based on December 2013 exchange rates) at an interest rate equal to 90% of the applicable lending rate published by the People’s Bank of China. The credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners, and is intended to be utilized in the future to support the expansion of STAL’s operations, which are located in Shanghai, China. The credit facility requires STAL to maintain a minimum level of shareholders’ equity, and certain financial ratios. We were in compliance with these required ratios during all applicable periods. As of December 31, 2013, there were no borrowings made under the STAL credit facility.
The Company’s subsidiaries also maintain other credit agreements with various foreign banks, which provide for borrowings of up to approximately $30 million. At December 31, 2013, the Company had approximately $30 million of available borrowing capacity under these foreign credit agreements. These agreements provide for annual facility fees of up to 0.20%.
The Company has no off-balance sheet financing relationships as defined in Item 303(a)(4) of SEC Regulation S-K, with variable interest entities, structured finance entities, or any other unconsolidated entities. At December 31, 2013, the Company had not guaranteed any third-party indebtedness.
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
The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of December 31, 2013, the Company had entered into financial hedging arrangements primarily at the request of its customers, related to firm orders, for an aggregate notional amount of approximately 10% of the Company’s estimated annual nickel requirements. These nickel hedges extend to 2020.
At December 31, 2013, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility included natural gas cost hedges for approximately 70% of its annual forecasted domestic requirements for 2014, 35% for 2015, and approximately 5% for 2016, and electricity hedges for Western Pennsylvania operations of approximately 10% of its forecasted on-peak and off-peak requirements for 2014.
While the majority of the Company’s direct export sales are transacted in U.S. dollars, foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk. At December 31, 2013, the outstanding financial derivatives used to hedge the Company’s exposure to foreign currency, primarily euros, represented approximately 13% of the Company’s forecasted total international sales through 2016. In addition, the Company may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions.
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
The fair values of the Company’s derivative financial instruments are presented below, representing the gross amounts recognized which are not offset by counterpart or by type of item hedged. All fair values for these derivatives were measured using Level 2 information as defined by the accounting standard hierarchy, which includes quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs derived principally from or corroborated by observable market data.

(in millions):		December 31, 2013	December 31, 2012
Asset derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$0.3	$2.9
Nickel and other raw material contracts	Prepaid expenses and other current assets	0.1	0.6
Natural gas contracts	Prepaid expenses and other current assets	2.5	0.4
Foreign exchange contracts	Other assets	—	0.9
Natural gas contracts	Other assets	1.0	0.7
Nickel and other raw material contracts	Other assets	0.4	0.3
Total derivatives designated as hedging instruments:		4.3	5.8
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	—	0.4
Total derivatives not designated as hedging instruments:		—	0.4
Total asset derivatives		$4.3	$6.2

Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Natural gas contracts	Accrued liabilities	$0.4	$4.4
Foreign exchange contracts	Accrued liabilities	7.8	1.7
Nickel and other raw material contracts	Accrued liabilities	4.5	1.1
Electricity contracts	Accrued liabilities	0.5	0.3
Foreign exchange contracts	Other long-term liabilities	5.4	1.4
Natural gas contracts	Other long-term liabilities	—	0.6
Electricity contracts	Other long-term liabilities	—	0.4
Nickel and other raw material contracts	Other long-term liabilities	1.3	0.3
Total liability derivatives		$19.9	$10.2
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accrued liabilities	1.7	1.6
Total derivatives not designated as hedging instruments:		1.7	1.6
Total liability derivatives		$21.6	$11.8
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

Activity with regard to derivatives designated as cash flow hedges for the year ended December 31, 2013 were as follows (in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (a)		Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
	2013	2012	2013	2012	2013	2012
Nickel and other raw material contracts	$(8.4)	$(3.6)	$(5.4)	$(3.4)	$—	$—
Natural gas contracts	2.1	(2.4)	(2.3)	(8.1)	—	—
Electricity contracts	(0.1)	(1.0)	(0.2)	(1.8)	—	—
Foreign exchange contracts	(9.1)	1.0	(0.7)	10.1	—	—
Total	$(15.5)	$(6.0)	$(8.6)	$(3.2)	$—	$—

(a)	The gains (losses) reclassified from accumulated OCI into income related to the effective portion of the derivatives are presented in cost of sales.

(b)	The gains (losses) recognized in income on derivatives related to the ineffective portion and the amount excluded from effectiveness testing are presented in selling and administrative expenses.
Assuming market prices remain constant with those at December 31, 2013, a loss of $6.3 million, net of tax, is expected to be recognized over the next 12 months.
The disclosures of gains or losses presented above for nickel and other raw material contracts and foreign exchange contracts do not take into account the anticipated underlying transactions. Since these derivative contracts represent hedges, the net effect of any gain or loss on results of operations may be fully or partially offset.
Derivatives that are not designated as hedging instruments were as follows:

(In millions)	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	2013	2012
Foreign exchange contracts	$(0.3)	$(3.5)
Changes in the fair value of foreign exchange contract derivatives not designated as hedging instruments are recorded in cost of sales.
Note 9. Fair Value of Financial Instruments
The estimated fair value of financial instruments at December 31, 2013 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$1,026.8	$1,026.8	$1,026.8	$—
Derivative financial instruments:
Assets	4.3	4.3	—	4.3
Liabilities	21.6	21.6	—	21.6
Debt	1,947.3	2,072.6	2,027.8	44.8

The estimated fair value of financial instruments at December 31, 2012 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$304.6	$304.6	$304.6	$—
Derivative financial instruments:
Assets	6.2	6.2	—	6.2
Liabilities	11.8	11.8	—	11.8
Debt	1,480.1	1,703.2	1,625.6	77.6
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
Short-term and long-term debt: The fair values of the Allegheny Technologies 4.25% Convertible Senior Notes due 2014, the Allegheny Technologies 9.375% Senior Notes due 2019, the Allegheny Technologies 5.95% Senior Notes due 2021, the Allegheny Technologies 5.875% Senior Notes due 2023 and the Allegheny Ludlum 6.95% Debentures due 2025 were determined using Level 1 information. The fair values of the other short-term and long-term debt were determined using Level 2 information.
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

The components of pension and other postretirement benefit expense for the Company’s defined benefit plans included the following:

	Pension Benefits			Other Postretirement Benefits
(in millions)	2013	2012	2011	2013	2012	2011
Service cost—benefits earned during the year	$39.0	$35.0	$30.0	$3.2	$3.1	$3.2
Interest cost on benefits earned in prior years	122.8	132.4	135.1	22.4	26.1	27.5
Expected return on plan assets	(176.0)	(181.4)	(192.1)	(0.5)	(0.8)	(1.0)
Amortization of prior service cost (credit)	3.0	6.4	11.3	(18.2)	(18.2)	(18.3)
Amortization of net actuarial loss	111.8	105.2	71.3	17.2	14.6	9.9
Termination benefits	4.8	—	0.8	1.3	—	0.2
Total retirement benefit expense	$105.4	$97.6	$56.4	$25.4	$24.8	$21.5
Other postretirement benefit costs for a defined contribution plan were $4.6 million for the fiscal year ended December 31, 2013. Special termination benefits recorded in 2013 relate largely to the closure of the Flat-Rolled Product segment's Wallingford, CT finishing facility, and these costs were reported in restructuring costs for segment reporting (see Notes 14 and 15). Special termination benefits were recorded in 2011 in conjunction with the idling of the Flat-Rolled Products segment’s New Castle, IN finishing facility.
Actuarial assumptions used to develop the components of defined benefit pension expense and other postretirement benefit expense were as follows:

	Pension Benefits			Other Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Discount rate (a) (b)	4.25 - 4.95%	5.00%	5.45 - 5.8%	4.25%	5.00%	5.45 - 5.8%
Rate of increase in future compensation levels	3.0 - 3.50%	3.0 - 4.50%	2.5 - 4.5%	—	—	—
Expected long-term rate of return on assets	8.25%	8.50%	8.50%	8.3%	8.3%	8.3%

(a)
Pension expense for 2013 was initially measured at a 4.25% discount rate. The U.S. qualified pension plan was remeasured using a 4.95% discount rate as of October 31, 2013, following the sale of the tungsten materials business.

(b)
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

Actuarial assumptions used for the valuation of defined benefit pension and other postretirement benefit obligations at the end of the respective periods were as follows:

	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
Discount rate	5.15%	4.25%	5.15%	4.25%
Rate of increase in future compensation levels	3.0 - 3.5%	3.0 - 3.5%	—	—

A reconciliation of the funded status for the Company’s defined benefit pension and other postretirement benefit plans at December 31, 2013 and 2012 was as follows:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2013	2012	2013	2012
Change in benefit obligations:
Benefit obligation at beginning of year	$2,952.0	$2,750.3	$574.3	$568.6
Service cost	39.0	35.0	3.2	3.1
Interest cost	122.8	132.4	22.4	26.1
Benefits paid	(195.6)	(194.6)	(52.9)	(52.6)
Subsidy paid	—	—	1.2	1.6
Participant contributions	0.1	0.6	—	—
Effect of currency rates	0.8	3.5	—	—
Net actuarial (gains) losses – discount rate change	(280.4)	242.4	(36.9)	35.7
– other	54.7	(17.6)	(5.9)	(8.2)
Special termination benefits	4.8	—	1.3	—
Benefit obligation at end of year	$2,698.2	$2,952.0	$506.7	$574.3

Change in plan assets:
Fair value of plan assets at beginning of year	$2,220.0	$2,232.7	$6.3	$8.8
Actual returns on plan assets and plan expenses	293.8	164.7	(0.9)	(1.6)
Employer contributions	10.7	14.0	—	—
Participant contributions	0.1	0.6	—	—
Effect of currency rates	0.8	2.6	—	—
Benefits paid	(195.6)	(194.6)	(1.4)	(0.9)
Fair value of plan assets at end of year	$2,329.8	$2,220.0	$4.0	$6.3

Amounts recognized in the balance sheet:
Noncurrent assets	$5.1	$—	$—	$—
Current liabilities	(5.3)	(10.9)	(60.3)	(72.8)
Noncurrent liabilities	(368.2)	(721.1)	(442.4)	(495.2)
Total amount recognized	$(368.4)	$(732.0)	$(502.7)	$(568.0)
Changes to accumulated other comprehensive loss related to pension and other postretirement benefit plans in 2013 and 2012 were as follows:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2013	2012	2013	2012
Beginning of year accumulated other comprehensive loss	$(1,474.7)	$(1,343.3)	$(191.9)	$(158.6)
Amortization of net actuarial loss	111.8	105.2	17.2	14.6
Amortization of prior service cost (credit)	3.0	6.4	(18.2)	(18.2)
Remeasurements	343.5	(243.0)	41.4	(29.7)
End of year accumulated other comprehensive loss	$(1,016.4)	$(1,474.7)	$(151.5)	$(191.9)
Net change in accumulated other comprehensive loss	$458.3	$(131.4)	$40.4	$(33.3)

Amounts included in accumulated other comprehensive loss at December 31, 2013 and 2012 were as follows:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2013	2012	2013	2012
Prior service (cost) credit	$(7.7)	$(10.7)	$(8.7)	$9.5
Net actuarial loss	(1,008.7)	(1,464.0)	(142.8)	(201.4)
Accumulated other comprehensive loss	(1,016.4)	(1,474.7)	(151.5)	(191.9)
Deferred tax effect	390.7	562.7	58.3	73.9
Accumulated other comprehensive loss, net of tax	$(625.7)	$(912.0)	$(93.2)	$(118.0)
Retirement benefit expense for 2014 is estimated to be approximately $96 million, comprised of $55 million for defined benefit pension expense, $38 million of expense for defined benefit other postretirement benefits, and $3 million of expense for defined contribution other postretirement benefits. Amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost in 2014 are:

(in millions)	Pension Benefits	Other Postretirement Benefits	Total
Amortization of prior service cost (credit)	$2.3	$(3.0)	$(0.7)
Amortization of net actuarial loss	73.9	14.1	88.0
Amortization of accumulated other comprehensive loss	$76.2	$11.1	$87.3
The accumulated benefit obligation for all defined benefit pension plans was $2,621.8 million and $2,865.4 million at December 31, 2013 and 2012, respectively. Additional information for pension plans with accumulated benefit obligations in excess of plan assets:

	Pension Benefits
(in millions)	2013	2012
Projected benefit obligation	$2,619.6	$2,952.0
Accumulated benefit obligation	2,545.4	2,865.4
Fair value of plan assets	2,246.1	2,220.0
Based upon current regulations and actuarial studies, the Company does not expect to be required to make cash contributions to its U.S. qualified defined benefit pension plan (U.S. Plan) for 2014. However, the Company may elect, depending upon the investment performance of the pension plan assets and other factors, to make voluntary cash contributions to this pension plan in the future. For 2014, the Company expects to fund benefits of approximately $10 million for its U.S. nonqualified benefit pension plans and its U.K. defined benefit plan.
The following table summarizes expected benefit payments from the Company’s various pension and other postretirement benefit defined benefit plans through 2023, and also includes estimated Medicare Part D subsidies projected to be received during this period based on currently available information.

(in millions)	Pension Benefits	Other Postretirement Benefits	Medicare Part D Subsidy
2014	$190.5	$65.5	$1.3
2015	190.3	52.9	1.3
2016	190.8	49.5	1.3
2017	191.0	47.1	1.3
2018	191.6	44.7	1.2
2019 - 2023	958.8	184.4	5.4

The annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) for health care plans was 8.3% in 2014 and is assumed to gradually decrease to 5.0% in the year 2028 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

(in millions)	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost components for the year ended December 31, 2013	$0.6	$(0.5)
Effect on other postretirement benefit obligation at December 31, 2013	$10.2	$(9.0)
The plan assets for the U.S. Plan represent approximately 96% of total pension plan assets at December 31, 2013. The U.S. Plan invests in a diversified portfolio consisting of an array of asset classes that attempts to maximize returns while minimizing volatility. These asset classes include U.S. domestic equities, developed market equities, emerging market equities, private equity, global high quality and high yield fixed income, floating rate debt and real estate. The Company continually monitors the investment results of these asset classes and its fund managers, and explores other potential asset classes for possible future investment.
U.S. Plan assets at December 31, 2013 and 2012 included 3.0 million shares of ATI common stock with a fair value of $105.3 million and $89.7 million, respectively. Dividends of $2.1 million were received by the U.S. Plan in both 2013 and 2012 on the ATI common stock held by this plan.
The fair values of the Company’s pension plan assets at December 31, 2013 by asset category and by the level of inputs used to determine fair value, were as follows:

(in millions)		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset category	Total	(Level 1)	(Level 2)	(Level 3)
Equity securities:
ATI common stock	$105.3	$105.3	$—	$—
Other U.S. equities (a)	746.0	257.2	488.8	—
International equities (b)	311.0	—	311.0	—
Global debt securities and cash: (c)
Fixed income and cash equivalents	508.0	—	507.2	0.8
Floating rate	294.5	—	—	294.5
Private equity	94.5	—	—	94.5
Hedge funds	139.7	—	—	139.7
Real estate and other	130.8	—	5.0	125.8
Total assets	$2,329.8	$362.5	$1,312.0	$655.3

(a)	Includes investments in comingled funds that invest in U.S. equity securities, comprised of approximately 90% large-cap U.S. companies and 10% small-cap U.S. companies.

(b)	Includes investments in comingled funds that invest in non-U.S. equity securities, comprised of approximately 80% developed countries and 20% emerging market economies.

(c)
Global debt securities include both fixed interest rate and floating interest rate instruments. These are comprised of actively managed investments which include U.S. government and U.S. government agency securities, foreign government securities, corporate bonds, mortgage-backed securities and other debt securities, and include both investment grade and non-investment grade debt, public and private debt, and secured and unsecured debt investments. To mitigate risk, investment managers have limitations regarding the amount of investment in particular securities and the credit quality of such investments.

Transfers from Level 1 to Level 2 of the fair value hierarchy were approximately $203 million in 2013 based on the Company's reassessment of fair value input measures and observable market data used to value certain investments, due to a changing mix of securities and the increased use of derivative financial instruments.

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

Changes in the fair value of Level 3 pension plan assets for the year ended December 31, 2013 were as follows:

(in millions)	January 1, 2013 Balance	Net Realized and Unrealized Gains (Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into (Out Of) Level 3	December 31, 2013 Balance
Global debt securities and cash:
Fixed income and cash equivalents	$1.4	$0.1	$(0.7)	$—	$0.8
Floating rate debt	—	5.4	289.1	—	294.5
Private equity	85.5	3.9	5.1	—	94.5
Hedge funds	148.9	13.8	(23.0)	—	139.7
Real estate and other	104.4	16.4	5.0	—	125.8
Total	$340.2	$39.6	$275.5	$—	$655.3
Changes in the fair value of Level 3 pension plan assets for the year ended December 31, 2012 were as follows:

(in millions)	January 1, 2012 Balance	Net Realized and Unrealized Gains (Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into (Out Of) Level 3	December 31, 2012 Balance
Fixed income and cash equivalents	$1.9	$0.2	$(0.7)	$—	$1.4
Private equity	82.4	0.6	2.5	—	85.5
Hedge funds	121.9	7.1	19.9	—	148.9
Real estate and other	87.6	8.8	8.0	—	104.4
Total	$293.8	$16.7	$29.7	$—	$340.2
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
Real estate investments are made in either (1) as a limited partner in a portfolio of properties managed by a general partner or (2) through a commingled institutional fund (CIF) that invests in a portfolio of real estate funds.
For certain investments classified as Level 3 which have formal financial valuations reported on a one-quarter lag, fair value is determined utilizing net asset values adjusted for subsequent cash flows, estimated financial performance and other significant events.
For 2014, the expected long-term rate of returns on defined benefit pension assets will be 8.25%. In developing the expected long-term rate of return assumptions, the Company evaluated input from its third party pension plan asset managers and actuaries, including reviews of their asset class return expectations and long-term inflation assumptions. The expected long-term rate of return is based on expected asset allocations within ranges for each investment category, and includes consideration of both historical and projected annual compound returns, weighted on a 65%/35% basis, respectively. The Company’s actual returns on pension assets for the last five years have been 14.3% for 2013, 8.0% for 2012, 0.3% for 2011, 12.2% for 2010, and 16.4% for 2009.
The target asset allocations for pension plans for 2014, by major investment category, are:

Asset category	Target asset allocation range
Equity securities:
U. S. equities	18% - 40%
International equities	7% - 17%
Global debt securities and cash	35% - 48%
Private equity*	0% - 10%
Hedge funds*	0% - 10%
Real estate and other*	0% - 10%
* Have a combined target allocation of 18% and a 20% limit.
At December 31, 2013, other postretirement benefit plan assets of $4 million are primarily invested in private equity investments, which are classified as Level 3 in the valuation hierarchy, as the valuations are substantially based upon unobservable information. For 2014, the expected long-term rate of returns on these other postretirement benefit assets will be 8.3%.
Pension costs for defined contribution plans were $24.3 million in 2013, $23.8 million in 2012, and $21.6 million in 2011. Company contributions to these defined contribution plans are funded with cash.
Labor agreements with United Steelworkers represented employees require the Company to make contributions to VEBA trusts based upon the attainment of a certain level of profitability. The Company expects to make approximately $24 million of contributions, tied to profitability levels, to these VEBA trusts in 2014.
The Company contributes to several multiemployer defined benefit pension plans under collective bargaining agreements that cover certain of its union-represented employees. The risks of participating in such plans are different from the risks of single-employer plans, in the following respects:

a.	Assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

b.	If a participating employer ceases to contribute to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

c.
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

The Company’s participation in multiemployer plans for the years ended December 31, 2013, 2012 and 2011 is reported in the following table. Participation with regard to multiemployer plans involving ATI Ladish LLC is included from the May 9, 2011 Ladish Co., Inc. acquisition date.

		Pension Protection Act Zone Status (1)		FIP / RP Status Pending / Implemented (2)	in millions				Expiration Dates of Collective Bargaining Agreements
	EIN / Pension Plan Number				Company Contributions			Surcharge Imposed (3)
Pension Fund		2013	2012		2013	2012	2011
Steelworkers Western Independent Shops Pension Plan	90-0169564 / 001	Red	Red	Yes	$1.0	$1.3	$1.2	No	6/30/2015
Boilermakers-Blacksmiths National Pension Trust	48-6168020 / 001	Yellow	Yellow	Yes	2.2	2.4	1.2	No	10/30/2018
IAM National Pension Fund	51-6031295 / 002	Green	Green	N/A	1.8	1.9	1.1	No	Various between 2018-2019 (4)
Total contributions					$5.0	$5.6	$3.5

(1)
The most recent Pension Protection Act Zone Status available for ATI’s fiscal years 2013 and 2012 is for plan years ending in calendar years 2012 and 2011, respectively. The zone status is based on information provided to ATI and other participating employers by each plan and is certified by the plan’s actuary. A plan in the “red” zone had been determined to be in “critical status”, based on criteria established by the Code, and is generally less than 65% funded. A plan in the “yellow” zone has been determined to be in “endangered status”, based on criteria established under the Code, and is generally less than 80% funded. A plan in the “green” zone has been determined to be neither in “critical status” nor in “endangered status”, and is generally at least 80% funded.

(2)
The “FIP / RP status Pending / Implemented” column indicates whether a Funding Improvement Plan, as required under the Code by plans in the “yellow” zone, or a Rehabilitation Plan, as required under the Code to be adopted by plans in the “red” zone, is pending or has been implemented as of the end of the plan year that ended in 2013.

(3)
The “Surcharge Imposed” column indicates whether ATI’s contribution rate for 2013 included an amount in addition to the contribution rate specified in the applicable collective bargaining agreement, as imposed by a plan in “critical status”, in accordance with the requirements of the Code.

(4)
The Company is party to five separate bargaining agreements that require contributions to this plan. Expiration dates of these collective bargaining agreements range between February 25, 2018 and July 14, 2019.

The Company’s contributions to the Steelworkers Western Independent Shops Pension Plan exceeds 5% of this plan’s total contributions for the most recent fiscal year.

Note 11. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, for the fiscal year ended December 31, 2013 was as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Unrealized holding gains on securities		Derivatives		Total
Attributable to ATI:
Balance, December 31, 2012		$(1,030.0)		$3.4		$(0.1)		$(2.7)	$(1,029.4)
OCI before reclassifications		241.1		10.4		0.1		(15.5)	236.1
Amounts reclassified from AOCI	(a)	70.0	(b)	1.5	(c)	—	(d)	8.6	80.1
Net current-period OCI		311.1		11.9		0.1		(6.9)	316.2
Balance, December 31, 2013		$(718.9)		$15.3		$—		$(9.6)	$(713.2)
Attributable to noncontrolling interests:
Balance, December 31, 2012		$—		$23.7		$—		$—	$23.7
OCI before reclassifications		—		3.4		—		—	3.4
Amounts reclassified from AOCI		—	(c)	—		—		—	—
Net current-period OCI		—		3.4		—		—	3.4
Balance, December 31, 2013		$—		$27.1		$—		$—	$27.1

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 10).

(b)	Amount was included in discontinued operations as part of the gain on sale of the tungsten materials business (see Note 2).

(c)	No amounts were reclassified to earnings.

(d)	Amounts were included in cost of goods sold in the period or periods the hedged item affects earnings (see Note 8).
Other comprehensive income (loss) amounts are net of applicable income tax expense (benefit) for each year presented. Foreign currency translation adjustments, including those pertaining to noncontrolling interests, are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

Reclassifications out of AOCI for the fiscal year ended December 31, 2013 was as follows:

	Amount reclassified from AOCI (c)
	Fiscal year ended
Details about AOCI Components (in millions)	December 31, 2013		Affected line item in the statement of operations
Postretirement benefit plans
Prior service credit	$15.2	(a)
Actuarial losses	(129.0)	(a)
	(113.8)	(d)	Total before tax
	(43.8)		Tax provision (benefit)
	$(70.0)		Net of tax

Currency translation adjustment
Tungsten materials sale	$(1.5)	(b) , (d)	Discontinued operations

Derivatives
Nickel and other raw material contracts	$(8.8)	(c)
Natural gas contracts	(3.8)	(c)
Electricity contracts	(0.3)	(c)
Foreign exchange contracts	(1.1)	(c)
	(14.0)	(d)	Total before tax
	(5.4)		Tax provision (benefit)
	$(8.6)		Net of tax

(a)
Amounts are included in the computation of pension and other postretirement benefit expense, which is reported in both cost of goods sold and selling and administrative expenses. For additional information, see Note 10.

(b)	Amount is included in discontinued operations as part of the gain on sale of the tungsten materials business (see Note 2).

(c)	Amounts are included in cost of goods sold in the period or periods the hedged item affects earnings. For additional information, see Note 8.

(d)
For pretax items, positive amounts are income and negative amounts are expense in terms of the impact to net income. Tax effects are presented in conformity with ATI’s presentation in the consolidated statements of operations.

Note 12. Stockholders’ Equity
Preferred Stock
Authorized preferred stock may be issued in one or more series, with designations, powers and preferences as shall be designated by the Board of Directors. At December 31, 2013, there were no shares of preferred stock issued.
Share-based Compensation
The Company sponsors three principal share-based incentive compensation programs. During 2007, the Company adopted the Allegheny Technologies Incorporated 2007 Incentive Plan (the “Incentive Plan”), which was amended and restated in 2010 and further amended in 2012. Awards earned under share-based incentive compensation programs are generally paid with shares held in treasury, if sufficient treasury shares are held, and any additional required share payments are made with newly issued shares. At December 31, 2013, approximately 2.3 million shares of common stock were available for future awards under the Incentive Plan. The general terms of each arrangement granted under the Incentive Plan, and predecessor plans, the method of estimating fair value for each arrangement, and award activity is reported below.
Stock option awards: The Company ceased granting stock options to employees in 2003 and to non-employee directors in 2006. As of December 31, 2013, there were no unvested stock option awards.

Stock option transactions under the Company’s plans for the years ended December 31, 2013, 2012, and 2011 are summarized as follows:

	2013		2012		2011
(shares in thousands)	Number of shares	Weighted Average Exercise Price	Number of shares	Weighted Average Exercise Price	Number of shares	Weighted Average Exercise Price
Outstanding, beginning of year	107	$9.33	427	$7.51	600	$8.11
Granted	—	—	—	—	—	—
Exercised	(91)	4.03	(319)	6.89	(171)	9.53
Cancelled	(1)	3.90	(1)	9.66	(2)	16.52
Outstanding at end of year	15	$42.21	107	$9.33	427	$7.51
Exercisable at end of year	15	$42.21	107	$9.33	427	$7.51
The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2013 was $0.2 million and the average remaining contractual life of those options was 1.5 years. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fourth quarter of fiscal 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2013.
Nonvested stock awards: Awards of nonvested stock are granted to employees, with either performance and/or service conditions. Awards of nonvested stock are also granted to non-employee directors, with service conditions. For nonvested stock awarded in 2008, nonvested shares participated in cash dividends during the restricted period. For nonvested stock awarded in 2013, 2012 and 2011, dividend equivalents, whether in stock or cash form, accumulate but are not paid until the underlying award vests.
The fair value of nonvested stock awards is measured based on the stock price at the grant date, adjusted for non-participating dividends, as applicable, based on the current dividend rate. For nonvested stock awards to employees in 2013, 2012, and 2011, under the Company’s Performance/Restricted Stock Program (PRSP), one-half of the nonvested stock (“performance shares”) vests only on the attainment of an income target, measured over a cumulative three-year period. The remaining nonvested stock awarded to employees vests over a service period of five years, with accelerated vesting to three years if the performance shares’ vesting criterion is attained. Expense for each of these awards is recognized based on estimates of attaining the performance criterion, including estimated forfeitures. As of December 31, 2013, the income statement metric for the 2013 PRSP nonvested stock award was not expected to be attained for the performance shares, therefore, no expense was recognized on the performance shares and expense for the remaining nonvested stock was recognized on a straight line basis based on a five-year vesting assumption. As of December 31, 2013, the income statement metric for the 2012 PRSP nonvested stock award was expected to be attained for the performance shares, and expense for both portions of the award was recognized on a straight line basis based on a three-year vesting assumption. The income statement metric for the 2011 PRSP nonvested stock award comprising 250,347 shares was met as of December 31, 2013. In February 2013, the five-year service portion of 2008 PRSP nonvested stock award was met, and 66,522 shares vested.
Compensation expense in continuing operations related to all nonvested stock awards was $11.3 million in 2013, $14.0 million in 2012, and $19.7 million in 2011. In 2013 and 2011, the retirements of certain senior executives resulted in the accelerated recognition of $1.5 million and $3.4 million, respectively, of nonvested stock compensation expense. The underlying shares for awards to employees who meet the retirement criteria retain their restrictions for performance or service vesting conditions for the award periods until it is determined whether such conditions are met. Approximately $10.5 million of unrecognized fair value compensation expense relating to nonvested stock awards is expected to be recognized through 2018 based on estimates of attaining performance vesting criteria, including estimated forfeitures. Activity under the Company’s nonvested stock awards for the years ended December 31, 2013, 2012 and 2011 was as follows:

(Shares in thousands, $ in millions)	2013		2012		2011
	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of year	727	$38.6	677	$36.4	976	$33.3
Granted	576	16.4	394	16.4	319	19.5
Vested	(333)	(16.4)	(343)	(14.1)	(616)	(16.3)
Forfeited	(43)	(1.7)	(1)	(0.1)	(2)	(0.1)
Nonvested, end of year	927	$36.9	727	$38.6	677	$36.4

Total shareholder return incentive compensation program (“TSRP”) awards: Award opportunities under the TSRP are determined at a target number of shares, and awards pay out based on the measured return of the Company’s stock price and dividend performance at the end of three-year periods as compared to the stock price and dividend performance of a group of industry peers. In 2013, the Company established a 2013-2015 TSRP, with 381,324 shares as the target award level. The actual number of shares awarded at the end of the performance measurement period may range from a minimum of zero to a maximum of two times target for the 2013-2015 and 2012-2014 awards, and to a maximum of three times target for the 2011-2013 award. Fair values for the TSRP awards were estimated using Monte Carlo simulations of stock price correlation, projected dividend yields and other variables over three-year time horizons matching the TSRP performance measurement periods. Compensation expense from continuing operations was $12.3 million in 2013, $19.2 million in 2012, and $24.2 million in 2011 for the fair value of TSRP awards. The above amounts include recognition of $1.5 million in compensation expense for 2012 and $5.0 million in compensation expense for 2011, associated with certain former senior executives who retained full participation in the shares awarded to them for the performance measurement period of the 2010-2012 TSRP award due to continuing consulting arrangements with the Company.
The estimated fair value of each TSRP award, the projected shares to be awarded and future compensation expense to be recognized for TSRP awards, including estimated forfeitures, was as follows:
(Shares in thousands, $ in millions)

TSRP Award Performance Period	TSRP Award Fair Value	December 31, 2013 Unrecognized Compensation Expense	Minimum Shares	Target Shares	Maximum Shares
2011 - 2013	$20.1	$—	—	158	473
2012 - 2014	$8.7	2.9	—	184	368
2013 - 2015	$11.4	7.6	—	320	641
Total		$10.5	—	662	1,482
An award was earned for the 2011-2013 TSRP performance period based on the Company’s stock price and dividend performance for the three-year period ended December 31, 2013 relative to the peer group, which resulted in the issuance of 83,515 shares of stock to participants in the 2014 first quarter.
Undistributed Earnings of Investees
Stockholders’ equity includes undistributed earnings of investees accounted for under the equity method of accounting of approximately $21 million at December 31, 2013.

Note 13. Income Taxes
The income tax provision (benefit) was as follows:

(in millions)	2013	2012	2011
Continuing operations:
Current:
Federal	$(127.5)	$82.3	$40.3
State	(10.2)	8.7	7.5
Foreign	7.9	9.0	12.5
Total	(129.8)	100.0	60.3
Deferred:
Federal	62.7	(27.6)	48.4
State	4.6	0.1	2.4
Foreign	(1.1)	(0.1)	(0.7)
Total	66.2	(27.6)	50.1
Income tax provision (benefit) from continuing operations	$(63.6)	$72.4	$110.4
Income tax provision from discontinued operations	$161.4	$3.8	$5.9
Total company income tax provision	$97.8	$76.2	$116.3
The following is a reconciliation of income taxes computed at the statutory U.S. Federal income tax rate to the actual effective income tax provision (benefit) from continuing operations:

	Income Tax Provision
(in millions)	2013	2012	2011
Taxes computed at the federal rate	$(54.2)	$81.3	$112.7
State and local income taxes, net of federal tax benefit	(11.8)	0.6	3.8
Tax reserve adjustments	(10.2)	(0.4)	(1.7)
Repatriation of foreign earnings	9.4	1.3	3.1
Valuation allowance	9.1	2.2	1.2
Adjustment to prior years’ taxes	(5.3)	1.4	1.2
Foreign earnings taxed at different rate	(2.5)	(10.2)	(8.4)
Manufacturing deduction	—	(7.1)	(3.3)
Other	1.9	3.3	1.8
Income tax provision	$(63.6)	$72.4	$110.4
In general, the Company is responsible for filing consolidated U.S. Federal, foreign and combined, unitary or separate state income tax returns. The Company is responsible for paying the taxes relating to such returns, including any subsequent adjustments resulting from the redetermination of such tax liability by the applicable taxing authorities. No provision has been made for U.S. Federal, state or additional foreign taxes related to approximately $188 million of undistributed earnings of foreign subsidiaries which have been permanently re-invested. It is not practical to determine the deferred tax liability on these earnings.
Income (loss) from continuing operations before income taxes for the Company’s U.S. and non-U.S. operations was as follows:

(in millions)	2013	2012	2011
U.S.	$(180.0)	$178.4	$265.5
Non-U.S.	25.2	53.9	56.6
Income (loss) from continuing operations before income taxes	$(154.8)	$232.3	$322.1

Income taxes paid and amounts received as refunds were as follows:

(in millions)	2013	2012	2011
Income taxes paid	$21.4	$101.7	$49.2
Income tax refunds received	(18.3)	(15.8)	(41.0)
Income taxes paid, net	$3.1	$85.9	$8.2
ATI’s income tax payments have benefited over the last several years from provisions under the U.S. tax code allowing companies to immediately deduct a significant portion of the cost of new capital investments placed into service.
Deferred income taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes, and differences between the fair value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income taxes represent future tax benefits or costs to be recognized when those temporary differences reverse. The categories of assets and liabilities that have resulted in differences in the timing of the recognition of income and expense at December 31, 2013 and 2012 were as follows:

(in millions)	2013	2012
Deferred income tax assets
Pensions	$115.7	$247.1
Postretirement benefits other than pensions	182.9	210.4
State net operating loss tax carryovers	32.2	35.9
Federal and state tax credits	42.0	39.9
Deferred compensation and other benefit plans	29.4	28.1
Self insurance reserves	10.1	10.4
Other items	79.5	64.3
Gross deferred income tax assets	491.8	636.1
Valuation allowance for deferred tax assets	(33.9)	(24.8)
Total deferred income tax assets	457.9	611.3
Deferred income tax liabilities
Bases of property, plant and equipment	488.1	400.2
Inventory valuation	66.5	77.1
Bases of amortizable intangible assets	67.1	70.5
Other items	46.3	16.0
Total deferred tax liabilities	668.0	563.8
Net deferred tax asset (liability)	$(210.1)	$47.5
The Company had $33.9 million and $24.8 million in deferred tax asset valuation allowances at December 31, 2013 and 2012, respectively, related to federal foreign tax credits and state deferred tax assets. The valuation allowance at December 31, 2013 includes $2.3 million for federal foreign tax credits, $18.6 million for state net operating loss tax carryforwards, $10.3 million for state tax credits and $2.7 million for state temporary differences, since the Company has concluded, based on current state tax laws, that it is more likely than not that these tax benefits would not be realized. For these state net operating loss tax carryforwards, expiration will generally occur within 20 years of the year generated and utilization of the tax benefit is limited to $4 million per year or 25% of apportioned income, whichever is greater.

The changes in the liability for unrecognized income tax benefits for the years ended December 31, 2013, 2012 and 2011 were as follows:

(in millions)	2013	2012	2011
Balance at beginning of year	$29.2	$29.7	$17.1
Increases in prior period tax positions	0.1	0.2	1.3
Decreases in prior period tax positions	(5.8)	(0.3)	(1.3)
Increases in current period tax positions	60.4	1.2	0.1
Uncertain tax positions assumed in Ladish acquisition	—	—	14.5
Expiration of the statute of limitations	(0.7)	(2.0)	(1.8)
Settlements	(8.6)	(0.4)	(0.7)
Interest and penalties, net	(1.8)	0.8	0.5
Balance at end of year	$72.8	$29.2	$29.7
At December 31, 2013, interest and penalties included in the liability for unrecognized tax benefits were $4.7 million.
For the year ended December 31, 2013, $59.4 million of the increases in current period tax positions relate to temporary differences, which would not impact the effective tax rate upon resolution of the uncertainty. Including tax positions for which the Company determined that the tax position would not meet the more-likely-than-not recognition threshold upon examination by the tax authorities based upon the technical merits of the position, the total estimated unrecognized tax benefit that, if recognized, would affect ATI’s effective tax rate was approximately $10 million. At this time, the Company believes that it is reasonably possible that approximately $0.2 million of the estimated unrecognized tax benefits as of December 31, 2013 will be recognized within the next twelve months based on the expiration of statutory review periods.
The Company, and/or one of its subsidiaries, files income tax returns in the U.S. Federal jurisdiction and in various state and foreign jurisdictions. A summary of tax years that remain subject to examination, by major tax jurisdiction, is as follows:

Jurisdiction	Earliest Year Open to Examination
U.S. Federal	2013
States:
Alabama	2011
Illinois	2010
North Carolina	2010
Oregon	2010
Pennsylvania	2010
Foreign:
China	2009
Germany	2011
Poland	2009
United Kingdom	2011

Note 14. Business Segments
In the third quarter of 2013, the Company restructured its former Engineered Products segment due to the announced divestitures of its tungsten materials and casting services businesses and the closure of the fabricated components business (see Note 2). These businesses are reported as discontinued operations for all periods presented, and are not reported within sales, results of continuing operations, or business segment results. The Company restructured the remaining operations of the former Engineered Products business segment, which represented less than 3% of total sales from continuing operations. The previously standalone specialty steel forgings business was integrated into the forged products operations in the High Performance Metals business segment, and the precision titanium and specialty alloy flat-rolled finishing business was integrated into the specialty plate operations in the Flat-Rolled Products business segment. Segment results for High Performance Metals and Flat-Rolled Products reflect these changes for all periods presented.
The High Performance Metals business segment produces, converts and distributes a wide range of high performance materials, including titanium and titanium-based alloys, nickel- and cobalt-based alloys and superalloys, zirconium and related alloys including hafnium and niobium, advanced powder alloys and other specialty metals, in long product forms such as ingot, billet, bar, rod, wire, shapes and rectangles, and seamless tubes, plus precision forgings and castings, and machined parts. These products are designed for the high performance requirements of such major end markets as aerospace and defense, oil and gas, chemical process industry, electrical energy, and medical. The business units in this segment include ATI Allvac, ATI Wah Chang and ATI Ladish.

The Flat-Rolled Products business segment produces, converts and distributes stainless steel, nickel-based alloys, specialty alloys, and titanium and titanium-based alloys, in a variety of product forms including plate, sheet, engineered strip, and Precision Rolled Strip products, as well as grain-oriented electrical steel. The major end markets for our flat-rolled products are oil and gas, chemical process industry, electrical energy, automotive, food processing equipment and appliances, construction and mining, electronics, communication equipment and computers, and aerospace and defense. The business units in this segment include ATI Allegheny Ludlum and STAL, in which the Company has a 60% ownership interest. Segment results also include ATI’s 50% interest in Uniti, which is accounted for under the equity method. Sales to Uniti, which are included in ATI’s consolidated statements of income, were $95.9 million in 2013, $77.1 million in 2012, and $149.1 million in 2011. ATI’s share of Uniti’s (loss)/income was $(7.1) million in 2013, $4.9 million in 2012, and $7.4 million in 2011, which is included in the Flat-Rolled Products segment’s operating profit, and within cost of sales in the consolidated statements of income. The remaining 50% interest in Uniti is held by VSMPO, a Russian producer of titanium, aluminum, and specialty steel products.
Intersegment sales are generally recorded at full cost or market. Common services are allocated on the basis of estimated utilization.

(in millions)	2013	2012	2011
Total sales:
High Performance Metals	$2,016.7	$2,398.1	$2,186.1
Flat-Rolled Products	2,146.6	2,398.9	2,789.1
Total sales	4,163.3	4,797.0	4,975.2
Intersegment sales:
High Performance Metals	71.9	84.1	105.1
Flat-Rolled Products	47.9	46.0	57.8
Total intersegment sales	119.8	130.1	162.9
Sales to external customers:
High Performance Metals	1,944.8	2,314.0	2,081.0
Flat-Rolled Products	2,098.7	2,352.9	2,731.3
Total sales to external customers	$4,043.5	$4,666.9	$4,812.3
Total direct international sales were $1,585.1 million in 2013, $1,705.7 million in 2012, and $1,709.4 million in 2011. Of these amounts, sales by operations in the United States to customers in other countries were $1,175.1 million in 2013, $1,262.9 million in 2012, and $1,313.9 million in 2011.

(in millions)	2013	2012	2011
Operating profit (loss):
High Performance Metals	$209.1	$385.4	$377.1
Flat-Rolled Products	(44.7)	127.8	217.6
Total operating profit	164.4	513.2	594.7
Corporate expenses	(43.0)	(68.4)	(92.5)
Interest expense, net	(65.2)	(71.6)	(92.3)
Restructuring costs	(67.5)	—	—
Closed company and other expenses	(14.2)	(18.5)	(9.9)
Retirement benefit expense	(129.3)	(122.4)	(77.9)
Income (loss) before income taxes	$(154.8)	$232.3	$322.1
Business segment operating profit excludes costs for restructuring charges (see Note 15), retirement benefit income or expense, corporate expenses, interest expenses, debt extinguishment costs, and costs associated with closed operations. These costs are excluded for segment reporting to provide a profit measure based on what management considers to be controllable costs at the segment level. Retirement benefit expense includes both defined benefit pension expense and other postretirement benefit expenses. Costs associated with multiemployer pension plans are included in segment operating profit, and costs associated with defined contribution pension plans are included in segment operating profit or corporate expenses, as applicable.
Business segment operating profit for 2013 includes a $55.5 million charge for inventory valuation adjustments, including a $35.0 million LIFO-related net realizable value charge in the High Performance Metals segment and a $20.5 million charge related to the market-based valuation of industrial titanium products in the Flat-Rolled Products segment.
Closed company and other expenses, which were $14.2 million in 2013, $18.5 million in 2012 and $9.9 million in 2011, includes charges incurred in connection with closed operations, pre-tax gains and losses on the sale of surplus real estate, non-strategic investments, and other assets, and other non-operating income or expense. Other items are primarily presented in selling and administrative expenses in the consolidated statements of income. In 2013, these other items included $3.9 million for closed company environmental costs, and $10.3 million for other expenses including real estate costs at closed companies. In 2012, the Company recorded $18.5 million in other charges primarily related to closed companies, including $4.3 million for environmental costs, $4.0 million for real estate costs at closed companies, and $10.2 million for other expenses including legal matters and foreign exchange losses. In 2011, the Company recorded $9.9 million in other charges primarily related to closed companies, including $4.9 million for environmental costs and $5.0 million for other expenses including legal matters and foreign exchange losses.
Certain additional information regarding the Company’s business segments is presented below:

(in millions)	2013	2012	2011
Depreciation and amortization:
High Performance Metals	$127.4	$130.0	$111.8
Flat-Rolled Products	49.5	49.7	49.7
Corporate	3.7	1.7	1.2
Total depreciation and amortization	180.6	181.4	162.7
Capital expenditures:
High Performance Metals	39.5	59.9	85.3
Flat-Rolled Products	568.1	311.3	176.0
Corporate	0.2	1.3	3.7
Total capital expenditures	607.8	372.5	265.0

Identifiable assets:	2013	2012	2011
High Performance Metals	3,452.2	3,720.7	3,712.5
Flat-Rolled Products	2,320.9	1,857.0	1,610.6
Discontinued Operations	9.8	214.0	229.5
Corporate:
Prepaid pension cost	5.1	—	—
Deferred taxes	—	71.5	—
Cash and cash equivalents and other	1,110.5	384.6	494.3
Total assets	$6,898.5	$6,247.8	$6,046.9

Geographic information for external sales based on country of destination, and assets, are as follows:

($ in millions)	2013	Percent of total	2012	Percent of total	2011	Percent of total
External sales:
United States	$2,458.4	61%	$2,961.1	63%	$3,102.9	64%
United Kingdom	251.5	6%	303.9	7%	233.4	5%
China	237.7	6%	255.4	5%	260.1	5%
Germany	215.4	5%	256.0	6%	242.4	5%
France	152.8	4%	157.0	3%	168.1	3%
Canada	141.0	4%	134.9	3%	126.3	3%
Italy	132.3	3%	136.1	3%	137.3	3%
Japan	124.7	3%	93.7	2%	168.5	4%
Mexico	54.9	1%	49.3	1%	61.7	1%
Other	274.8	7%	319.5	7%	311.6	7%
Total External Sales	$4,043.5	100%	$4,666.9	100%	$4,812.3	100%

($ in millions)	2013	Percent of total	2012	Percent of total	2011	Percent of total
Total assets:
United States	$6,145.4	89%	$5,505.0	88%	$5,271.7	87%
China	258.1	4%	276.2	4%	266.6	5%
United Kingdom	208.0	3%	239.2	4%	233.0	4%
Luxembourg (a)	145.9	2%	48.3	1%	86.3	1%
Other	141.1	2%	179.1	3%	189.3	3%
Total Assets	$6,898.5	100%	$6,247.8	100%	$6,046.9	100%

(a)	Comprises assets held by the Company’s European Treasury Center operation.
Note 15. Restructuring Costs
For the year ended December 31, 2013, the Company recorded pre-tax restructuring charges in continuing operations of $67.5 million ($41.2 million after-tax or $0.39 per share) which are presented as restructuring costs in the consolidated statement of operations. These pre-tax charges were comprised of $55.1 million in non-cash long-lived asset impairment charges, $4.2 million in facility closure costs and $8.2 million in employee severance and termination benefit charges. The non-cash long-lived asset impairment charges were based on analysis of the estimated fair values, which represents Level 3 unobservable information in the fair value hierarchy.

Based on the ATI's 2014-2018 strategic planning process, which was completed in the fourth quarter of 2013, the Company updated its strategic assessment of the likely future use of several manufacturing facilities. The strategic investments in manufacturing capabilities and process technologies in the last several years enable the closure of older, higher-cost operations, and the streamlining of manufacturing processes to reduce ATI's manufacturing footprint.

•
In the High Performance Metals segment, the Company permanently closed the previously idled Albany, Oregon standard-grade titanium sponge facility, resulting in a $38.1 million non-cash asset impairment charge. The closure of this facility was enabled by the continued improvement in operating efficiencies at the Company's Rowley, Utah titanium sponge facility, and forecasted market conditions for titanium products including availability of titanium sponge from internal and external sources, and the cost and availability of titanium scrap. This charge was to fully impair the long-lived assets, as management does not anticipate any residual value in the facility. In addition, a charge was recorded for $3.5 million of asset retirement obligation costs, which are primarily expected to be incurred in 2014.

•
In the Flat-Rolled Products segment, the Company will permanently close the previously idled New Castle, Indiana stainless finishing facility, and the Wallingford, Connecticut stainless finishing facility, which is expected to be permanently closed in mid-2014. Based on market conditions and the recent and sustainable operating efficiency improvements in other flat-rolled products operations, these less efficient facilities were no longer cost competitive. The closure of New Castle and Wallingford resulted in $6.3 million and $2.7 million, respectively, of non-cash asset impairment charges to fully impair the long-lived assets as any anticipated scrap value was expected to be offset by disposal costs. Facility closure costs included $0.3 million and $0.4 million in asset retirement obligations for New Castle and Wallingford, respectively. Additionally, pension and other postretirement benefit termination charges of $5.0 million, and $1.0 million of employee termination costs were recognized for approximately 65 employees affected by the Wallingford facility closure.

In addition to the above facility closures, restructuring costs included $8.0 million of other non-cash long-lived asset impairment charges in the High Performance Metals segment, including $3.3 million in forged products operations based on changes in manufacturing processes, $2.4 million related to changes in the expected future use of specialized long-lived assets based on market conditions, and $1.8 million associated with the Rowley facility following changes to the production processes for premium quality titanium sponge qualification. Other severance charges included $1.1 million in pension benefit termination charges in the High Performance Metals segment, and $1.1 million in severance costs, collectively affecting approximately 75 employees.

Reserves for restructuring charges at December 31, 2013 were approximately $2 million for severance costs, which are expected to be paid in 2014.
Note 16. Per Share Information
The following table sets forth the computation of basic and diluted income from continuing operations per common share:
(in millions, except per share amounts)

Years ended December 31,	2013	2012	2011
Numerator:
Numerator for basic income (loss) from continuing operations per common share -
Income (loss) from continuing operations attributable to ATI	$(98.8)	$150.5	$202.9
Effect of dilutive securities:
4.25% Convertible Senior Notes due 2014	—	8.5	9.9
Numerator for diluted net income (loss) per common share -
Income (loss) from continuing operations attributable to ATI after assumed conversions	$(98.8)	$159.0	$212.8
Denominator:
Denominator for basic net income per common share—weighted average shares	106.8	106.1	102.5
Effect of dilutive securities:
Share-based compensation	—	0.9	1.8
4.25% Convertible Senior Notes due 2014	—	9.6	9.6
Denominator for diluted net income per common share—adjusted weighted average shares and assumed conversions	106.8	116.6	113.9
Basic income (loss) from continuing operations attributable to ATI per common share	$(0.93)	$1.42	$1.98
Diluted income (loss) from continuing operations attributable to ATI per common share	$(0.93)	$1.36	$1.87
Common stock that would be issuable upon the assumed conversion of the 4.25% Convertible Senior Notes due 2014 and other option equivalents and contingently issuable shares were excluded from the computation of contingently issuable shares, and therefore, from the denominator for diluted earnings per share, if the effect of inclusion would have been anti-dilutive. Excluded shares for 2013 were 10.0 million. There were no anti-dilutive shares for 2012 and 2011.
Note 17. Financial Information for Subsidiary and Guarantor Parent
The payment obligations under the $150.0 million 6.95% Debentures due 2025 issued by Allegheny Ludlum, LLC (formerly known as Allegheny Ludlum Corporation) (the “Subsidiary”) are fully and unconditionally guaranteed by Allegheny Technologies Incorporated (the “Guarantor Parent”). In accordance with positions established by the U.S. Securities and Exchange Commission, the following financial information sets forth separately financial information with respect to the Subsidiary, the non-guarantor subsidiaries and the Guarantor Parent. The principal elimination entries eliminate investments in subsidiaries and certain intercompany balances and transactions.

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

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
December 31, 2013

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$3.6	$13.5	$1,009.7	$—	$1,026.8
Accounts receivable, net	0.3	179.4	348.5	—	528.2
Intercompany notes receivable	—	—	1,589.4	(1,589.4)	—
Inventories, net	—	295.5	1,026.6	—	1,322.1
Prepaid expenses and other current assets	26.2	6.5	34.9	—	67.6
Current assets from discontinued operations	—	—	6.1	—	6.1
Total current assets	30.1	494.9	4,015.2	(1,589.4)	2,950.8
Property, plant and equipment, net	2.9	1,397.5	1,473.7	—	2,874.1
Cost in excess of net assets acquired	—	112.1	615.8	—	727.9
Intercompany notes receivable	—	—	200.0	(200.0)	—
Investments in subsidiaries	6,170.8	37.7	—	(6,208.5)	—
Other assets	35.7	32.0	274.3	—	342.0
Non-current assets of discontinued operations	—	—	3.7	—	3.7
Total assets	$6,239.5	$2,074.2	$6,582.7	$(7,997.9)	$6,898.5
Liabilities and stockholders’ equity:
Accounts payable	$3.1	$310.5	$158.2	$—	$471.8
Accrued liabilities	51.6	56.6	202.7	—	310.9
Intercompany notes payable	825.6	763.8	—	(1,589.4)	—
Deferred income taxes	3.5	—	—	—	3.5
Short-term debt and current portion of long-term debt	402.9	0.1	16.9	—	419.9
Current liabilities of discontinued operations	—	—	4.9		4.9
Total current liabilities	1,286.7	1,131.0	382.7	(1,589.4)	1,211.0
Long-term debt	1,350.8	150.4	26.2	—	1,527.4
Intercompany notes payable	—	200.0	—	(200.0)	—
Accrued postretirement benefits	—	179.7	262.7	—	442.4
Pension liabilities	323.0	5.6	39.6	—	368.2
Deferred income taxes	206.6	—	—	—	206.6
Other long-term liabilities	77.7	20.2	50.3	—	148.2
Total liabilities	3,244.8	1,686.9	761.5	(1,789.4)	3,903.8
Total stockholders’ equity	2,994.7	387.3	5,821.2	(6,208.5)	2,994.7
Total liabilities and stockholders’ equity	$6,239.5	$2,074.2	$6,582.7	$(7,997.9)	$6,898.5

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations
For the year ended December 31, 2013

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$1,769.4	$2,274.1	$—	$4,043.5
Cost of sales	75.2	1,748.8	1,966.9	—	3,790.9
Selling and administrative expenses	124.3	34.9	117.2	—	276.4
Restructuring costs	1.1	15.7	50.7	—	67.5
Income (loss) before interest, other income and income taxes	(200.6)	(30.0)	139.3	—	(91.3)
Interest expense, net	(63.4)	(37.2)	35.4	—	(65.2)
Other income (expense) including equity in income of unconsolidated subsidiaries	109.2	0.9	0.8	(109.2)	1.7
Income (loss) from continuing operations before income taxes	(154.8)	(66.3)	175.5	(109.2)	(154.8)
Income tax provision (benefit)	(63.6)	(20.0)	40.4	(20.4)	(63.6)
Income (loss) from continuing operations	(91.2)	(46.3)	135.1	(88.8)	(91.2)
Income (loss) from discontinued operations, net of tax	252.8	—	252.8	(252.8)	252.8
Net income (loss)	161.6	(46.3)	387.9	(341.6)	161.6
Less: Net income attributable to noncontrolling interest	—	—	7.6	—	7.6
Net income (loss) attributable to ATI	$161.6	$(46.3)	$380.3	$(341.6)	$154.0
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Comprehensive Income
For the year ended December 31, 2013

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$161.6	$(46.3)	$387.9	$(341.6)	$161.6
Other comprehensive income (loss)
Currency translation adjustment arising during the period	15.3	—	15.3	(15.3)	15.3
Unrealized holding gain (loss) on securities	0.1	—	0.1	(0.1)	0.1
Net derivative loss on hedge transactions	(6.9)	—	—	—	(6.9)
Pension and postretirement benefits	311.1	22.0	27.6	(49.6)	311.1
Other comprehensive income (loss), net of tax	319.6	22.0	43.0	(65.0)	319.6
Comprehensive income (loss)	481.2	(24.3)	430.9	(406.6)	481.2
Less: Comprehensive income attributable to noncontrolling interest	—	—	11.0	—	11.0
Comprehensive income (loss) attributable to ATI	$481.2	$(24.3)	$419.9	$(406.6)	$470.2

Condensed Statements of Cash Flows
For the year ended December 31, 2013

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(41.1)	$(50.4)	$484.2	$(24.3)	$368.4
Investing Activities:
Purchases of property, plant and equipment	(0.2)	(564.8)	(47.7)	—	(612.7)
Net receipts (payments) on intercompany activity	—	—	(248.8)	248.8	—
Proceeds from sale of business, net of transaction costs	(7.9)	—	608.8	—	600.9
Asset disposals and other	—	0.2	0.6	—	0.8
Cash flows provided by (used in) investing activities	(8.1)	(564.6)	312.9	248.8	(11.0)
Financing Activities:
Borrowings on long-term debt	500.0	—	—	—	500.0
Net receipts (payments) on intercompany activity	(366.7)	615.5	—	(248.8)	—
Dividends paid to stockholders	(76.9)	—	(24.3)	24.3	(76.9)
Other	(9.1)	(0.1)	(49.1)	—	(58.3)
Cash flows provided by (used in) financing activities	47.3	615.4	(73.4)	(224.5)	364.8
Increase (decrease) in cash and cash equivalents	$(1.9)	$0.4	$723.7	$—	$722.2

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
December 31, 2012

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$5.5	$13.1	$286.0	$—	$304.6
Accounts receivable, net	0.4	190.1	422.8	—	613.3
Intercompany notes receivable	—	—	1,289.9	(1,289.9)	—
Inventories, net	—	311.1	1,225.5	—	1,536.6
Prepaid expenses and other current assets	1.1	10.2	44.8	—	56.1
Total current assets	7.0	524.5	3,269.0	(1,289.9)	2,510.6
Property, plant and equipment, net	3.9	882.2	1,673.8	—	2,559.9
Cost in excess of net assets acquired	—	112.1	628.0	—	740.1
Deferred income taxes	71.5	—	—	—	71.5
Intercompany notes receivable	—	—	200.1	(200.1)	—
Investments in subsidiaries	5,545.4	33.7	—	(5,579.1)	—
Other assets	50.5	35.5	279.7	—	365.7
Total assets	$5,678.3	$1,588.0	$6,050.6	$(7,069.1)	$6,247.8
Liabilities and stockholders’ equity:
Accounts payable	$5.3	$262.6	$232.0	$—	$499.9
Accrued liabilities	64.0	62.2	204.3	—	330.5
Intercompany notes payable	1,073.4	216.5	—	(1,289.9)	—
Deferred income taxes	24.0	—	—	—	24.0
Short-term debt and current portion of long-term debt	0.3	0.1	16.7	—	17.1
Total current liabilities	1,167.0	541.4	453.0	(1,289.9)	871.5
Long-term debt	1,253.4	150.5	59.1	—	1,463.0
Intercompany notes payable	—	200.1	—	(200.1)	—
Accrued postretirement benefits	—	198.2	297.0	—	495.2
Pension liabilities	651.7	5.1	64.3	—	721.1
Other long-term liabilities	19.1	20.8	70.0	—	109.9
Total liabilities	3,091.2	1,116.1	943.4	(1,490.0)	3,660.7
Total stockholders’ equity	2,587.1	471.9	5,107.2	(5,579.1)	2,587.1
Total liabilities and stockholders’ equity	$5,678.3	$1,588.0	$6,050.6	$(7,069.1)	$6,247.8
The condensed consolidating balance sheets at December 31, 2012 have been restated to revise the presentation of intercompany balances, and to reflect equity elimination entries between Non-guarantor Subsidiaries within the Non-guarantor balance sheet, rather than as part of Eliminations. These revisions increased Non-guarantor balances of total current assets $1,289.9 million and total assets $1,112.7 million, decreased total current liabilities and total liabilities $196.8 million, and increased total stockholders' equity $1,309.5 million. The Subsidiary balances of total assets, total current liabilities and total liabilities were each reduced by $141.1 million to reclassify intercompany balances to a net payable presentation. There was no impact to the consolidated financial statements as result of these presentation changes.

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations
For the year ended December 31, 2012

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$2,031.8	$2,635.1	$—	$4,666.9
Cost of sales	57.0	1,888.2	2,096.2	—	4,041.4
Selling and administrative expenses	144.2	42.6	134.8	—	321.6
Income (loss) before interest, other income and income taxes	(201.2)	101.0	404.1	—	303.9
Interest expense, net	(60.7)	(10.5)	(0.4)	—	(71.6)
Other income (expense) including equity in income of unconsolidated subsidiaries	494.2	(21.5)	31.8	(504.5)	—
Income (loss) from continuing operations before income taxes	232.3	69.0	435.5	(504.5)	232.3
Income tax provision (benefit)	72.4	27.5	168.7	(196.2)	72.4
Income (loss) from continuing operations	159.9	41.5	266.8	(308.3)	159.9
Income (loss) from discontinued operations, net of tax	7.9	—	7.9	(7.9)	7.9
Net income (loss)	167.8	41.5	274.7	(316.2)	167.8
Less: Net income attributable to noncontrolling interest	—	—	9.4	—	9.4
Net income (loss) attributable to ATI	$167.8	$41.5	$265.3	$(316.2)	$158.4
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Comprehensive Income
For the year ended December 31, 2012

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$167.8	$41.5	$274.7	$(316.2)	$167.8
Other comprehensive income (loss)
Currency translation adjustment arising during the period	14.3	—	14.3	(14.3)	14.3
Net derivative loss on hedge transactions	(2.8)	—	—	—	(2.8)
Pension and postretirement benefits	(97.4)	(18.1)	(5.1)	23.2	(97.4)
Other comprehensive income (loss), net of tax	(85.9)	(18.1)	9.2	8.9	(85.9)
Comprehensive income (loss)	81.9	23.4	283.9	(307.3)	81.9
Less: Comprehensive income attributable to noncontrolling interest	—	—	11.3	—	11.3
Comprehensive income (loss) attributable to ATI	$81.9	$23.4	$272.6	$(307.3)	$70.6

Condensed Statements of Cash Flows
For the year ended December 31, 2012

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(52.3)	$43.9	$435.9	$—	$427.5
Investing Activities:
Purchases of property, plant and equipment	(1.7)	(308.6)	(71.7)	—	(382.0)
Net receipts (payments) on intercompany activity	—	—	(304.4)	304.4	—
Asset disposals and other	—	0.3	3.0	—	3.3
Cash flows provided by (used in) investing activities	(1.7)	(308.3)	(373.1)	304.4	(378.7)
Financing Activities:
Net receipts (payments) on intercompany acivity	156.5	147.9	—	(304.4)	—
Dividends paid to stockholders	(76.5)	—	—	—	(76.5)
Other	(21.2)	(0.1)	(27.0)	—	(48.3)
Cash flows provided by (used in) financing activities	58.8	147.8	(27.0)	(304.4)	(124.8)
Increase (decrease) in cash and cash equivalents	$4.8	$(116.6)	$35.8	$—	$(76.0)
The condensed consolidating statements of cash flows for the year ended December 31, 2012 have been revised to reclassify intercompany activities between operating, investing and financing activities, rather than entirely as financing activities, as previously presented. These revisions increased (decreased) cash flows provided by (used in) the consolidating statements of cash flows as follows, in millions: operating activities for the Guarantor Parent, Subsidiary, Non-guarantor Subsidiaries and Eliminations, $(0.2), $(13.8), $13.2 and $0.8, respectively; investing activities for the Non-guarantor Subsidiaries and Eliminations, $(304.4) and $304.4, respectively; and financing activities for the Guarantor Parent, Subsidiary, Non-guarantor Subsidiaries and Eliminations, $0.2, $13.8, $291.2 and $(305.2), respectively.

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations
For the year ended December 31, 2011

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$2,363.4	$2,448.9	$—	$4,812.3
Cost of sales	27.4	2,129.2	1,918.9	—	4,075.5
Selling and administrative expenses	161.6	50.9	110.5	—	323.0
Income (loss) before interest, other income and income taxes	(189.0)	183.3	419.5	—	413.8
Interest expense, net	(81.6)	(10.4)	(0.3)	—	(92.3)
Other income (expense) including equity in income of unconsolidated subsidiaries	592.7	4.1	2.6	(598.8)	0.6
Income (loss) from continuing operations, before income taxes	322.1	177.0	421.8	(598.8)	322.1
Income tax provision (benefit)	110.4	68.8	142.2	(211.0)	110.4
Income (loss) from continuing operations	211.7	108.2	279.6	(387.8)	211.7
Income (loss) from discontinued operations, net of tax	11.4	—	11.4	(11.4)	11.4
Net income (loss)	223.1	108.2	291.0	(399.2)	223.1
Less: Net income (loss) attributable to noncontrolling interest	—	—	8.8	—	8.8
Net income (loss) attributable to ATI	$223.1	$108.2	$282.2	$(399.2)	$214.3
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Comprehensive Income
For the year ended December 31, 2011

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$223.1	$108.2	$291.0	$(399.2)	$223.1
Other comprehensive income (loss)
Currency translation adjustment arising during the period	2.7	—	2.7	(2.7)	2.7
Unrealized holding gain (loss) on securities	(0.1)	—	(0.1)	0.1	(0.1)
Net derivative gain on hedge transactions	3.8	—	—	—	3.8
Pension and postretirement benefits	(277.1)	(32.9)	(20.9)	53.8	(277.1)
Other comprehensive income (loss), net of tax	(270.7)	(32.9)	(18.3)	51.2	(270.7)
Comprehensive income (loss)	(47.6)	75.3	272.7	(348.0)	(47.6)
Less: Comprehensive income attributable to noncontrolling interest	—	—	14.6	—	14.6
Comprehensive income (loss) attributable to ATI	$(47.6)	$75.3	$258.1	$(348.0)	$(62.2)

Condensed Statements of Cash Flows
For the year ended December 31, 2011

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$58.9	$58.3	$190.4	$(10.8)	$296.8
Investing Activities:
Purchases of property, plant and equipment	(1.1)	(174.1)	(103.0)	—	(278.2)
Net receipts (payments) on intercompany activity	—	95.9	—	(95.9)	—
Purchases of businesses	(384.0)	—	34.8	—	(349.2)
Asset disposals and other	—	1.0	1.7	—	2.7
Cash flows provided by (used in) investing activities	(385.1)	(77.2)	(66.5)	(95.9)	(624.7)
Financing Activities:
Borrowings on long-term debt	500.0	—	—	—	500.0
Payments on long-term debt	(116.7)	(10.5)	(16.6)	—	(143.8)
Net receipts (payments) on intercompany activity	11.3	—	(107.2)	95.9	—
Dividends paid to stockholders	(74.7)	—	(10.8)	10.8	(74.7)
Other	5.2	—	(10.5)	—	(5.3)
Cash flows provided by (used in) financing activities	325.1	(10.5)	(145.1)	106.7	276.2
Increase (decrease) in cash and cash equivalents	$(1.1)	$(29.4)	$(21.2)	$—	$(51.7)
The condensed consolidating statements of cash flows for the year ended December 31, 2011 have been revised to reclassify intercompany activities between operating, investing and financing activities, rather than entirely as financing activities, as previously presented. These revisions increased (decreased) cash flows provided by (used in) the consolidating statements of cash flows as follows, in millions: operating activities for the Guarantor Parent, Subsidiary, Non-guarantor Subsidiaries and Eliminations, $75.1, $(19.9), $(44.4) and $(10.8), respectively; investing activities for the Subsidiary, Non-guarantor Subsidiaries and Eliminations, $83.6, $7.8 and $(91.4), respectively; and financing activities for the Guarantor Parent, Subsidiary, Non-guarantor Subsidiaries and Eliminations, $(75.1), $(63.7), $36.6 and $102.2, respectively.
Note 18. Commitments and Contingencies
Rental expense from continuing operations under operating leases was $20.5 million in 2013, $22.5 million in 2012, and $19.0 million in 2011. Future minimum rental commitments under operating leases with non-cancelable terms of more than one year at December 31, 2013, were as follows: $15.7 million in 2014, $14.5 million in 2015, $13.8 million in 2016, $12.8 million in 2017, $8.2 million in 2018 and $23.8 million thereafter. Commitments for expenditures on property, plant and equipment at December 31, 2013 were approximately $190.3 million.
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
At December 31, 2013, the Company’s reserves for environmental remediation obligations totaled approximately $14 million, of which $8 million was included in other current liabilities. The reserve includes estimated probable future costs of $4 million for federal Superfund and comparable state-managed sites; $7 million for formerly owned or operated sites for which the

Company has remediation or indemnification obligations; $2 million for owned or controlled sites at which Company operations have been discontinued; and $1 million for sites utilized by the Company in its ongoing operations. The Company continues to evaluate whether it may be able to recover a portion of future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate.
Based on currently available information, it is reasonably possible that the costs for active matters may exceed the Company’s recorded reserves by as much as $8 million. However, future investigation or remediation activities may result in the discovery of additional hazardous materials, potentially higher levels of contamination than discovered during prior investigation, and may impact costs of the success or lack thereof in remedial solutions. Therefore, future developments, administrative actions or liabilities relating to environmental matters could have a material adverse effect on the Company’s consolidated financial condition or results of operations.
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

Note 19. Selected Quarterly Financial Data
(Unaudited)

	Quarter Ended
(In millions except share and per share amounts)	March 31	June 30	September 30	December 31
2013 -
Sales	$1,099.0	$1,056.8	$972.4	$915.3
Gross Profit	100.5	87.7	53.1	11.3
Income (loss) from continuing operations attributable to ATI	9.7	3.7	(28.4)	(83.8)
Net income (loss)	11.6	6.6	(32.2)	175.6
Net income (loss) attributable to ATI	10.0	4.4	(33.8)	173.4
Basic income (loss) from continuing operations attributable to ATI per common share	$0.09	$0.04	$(0.27)	$(0.79)
Basic income (loss) attributable to ATI per common share	$0.09	$0.04	$(0.32)	$1.62
Diluted income (loss) from continuing operations attributable to ATI per common share	$0.09	$0.04	$(0.27)	$(0.79)
Diluted income (loss) attributable to ATI per common share	$0.09	$0.04	$(0.32)	$1.62
Average shares outstanding	107,614,468	107,980,753	108,001,306	107,984,535
2012 -
Sales	$1,253.8	$1,260.2	$1,131.5	$1,021.4
Gross Profit	185.6	177.6	142.7	119.6
Income from continuing operations attributable to ATI	51.8	51.4	31.3	16.0
Net income	58.3	58.7	37.3	13.5
Net income attributable to ATI	56.2	56.4	35.3	10.5
Basic income from continuing operations attributable to ATI per common share	$0.49	$0.48	$0.30	$0.15
Basic income attributable to ATI per common share	$0.53	$0.53	$0.33	$0.10
Diluted income from continuing operations attributable to ATI per common share	$0.46	$0.46	$0.29	$0.15
Diluted income (loss) attributable to ATI per common share	$0.50	$0.50	$0.32	$0.10
Average shares outstanding	106,746,877	107,125,436	107,185,585	107,321,941
The first and second quarters of 2013 as well as all four quarters of fiscal 2012 differ from the amounts previously reported for those quarters due to the classification of the tungsten materials, iron castings and fabricated components businesses as discontinued operations beginning in the third quarter of 2013 (see Note 2).
The fourth quarter 2013 results from continuing operations included restructuring costs of $41.2 million, net of tax, for non-cash long-lived asset impairment charges, facility closure costs and employee severance and termination benefits (see Note 15). Net income (loss) and net income (loss) attributable to ATI includes discontinued operations, which includes a $261.4 million after-tax gain in 2013 from the sale of the Company's tungsten materials business. In addition, results from discontinued operations for the third and fourth quarters of 2013 also include $5.8 million and $6.1 million after-tax charges, respectively, for non-cash asset impairment charges and facility closure costs associated with the iron castings and fabricated components divestitures.
The fourth quarter 2012 net income and net income attributable to ATI included a charge of $8.8 million, net of tax, for asset write-downs related to the closing of the Alpena, MI iron castings facility, which is included in discontinued operations.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2013, and they concluded that these controls and procedures are effective.
Changes in Internal Controls
There was no change in our internal controls over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2013 conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (COSO) in Internal Control-Integrated Framework.
Based on our assessment, management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report issued an attestation report on the Company’s internal control over financial reporting.
Management’s Certifications
The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act are included as Exhibits 31 and 32 to this Annual Report on Form 10-K. In addition, in 2013 the Company’s Chief Executive

Officer provided to the New York Stock Exchange the annual CEO certification pursuant to Section 303A regarding the Company’s compliance with the New York Stock Exchange’s corporate governance listing standards.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Allegheny Technologies Incorporated and Subsidiaries

We have audited Allegheny Technologies Incorporated and Subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Allegheny Technologies Incorporated and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Allegheny Technologies Incorporated and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Allegheny Technologies Incorporated and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2013 of Allegheny Technologies Incorporated and Subsidiaries and our report dated February 27, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
February 27, 2014

Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors and Executive Officers of the Registrant
In addition to the information set forth under the caption “Executive Management, including Executive Officers under the Federal Securities Laws” in Part I of this report, the information concerning our directors required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Our Corporate Governance” and “Election of Directors” in the Allegheny Technologies Proxy Statement for the 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”), which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year. Information concerning the Audit Committee and its financial expert required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Committees of the Board of Directors – Audit Committee” in the 2014 Proxy Statement. Information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated and made a part hereof by reference to the material appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 Proxy Statement. Information concerning the executive officers of Allegheny Technologies is contained in Part I of this Form 10-K under the caption “Executive Management, including Executive Officers under the Federal Securities Laws.”
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
Item 11. Executive Compensation
Information required by this item is incorporated by reference to “Director Compensation,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” as set forth in the 2014 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the ownership of equity securities by certain beneficial owners and management is incorporated by reference to “Stock Ownership Information” as set forth in the 2014 Proxy Statement.
Equity Compensation Plan Information
Information about our equity compensation plans at December 31, 2013 was as follows:

	(a)
(in thousands, except per share amounts)	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (1) (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Shareholders	15	$42.21	2,333
Equity Compensation Plans Not Approved by Shareholders	—	—	—
Total	15	$42.21	2,333

(1)
Represents shares available for issuance under the 2007 Incentive Plan, which was amended and restated in 2010 and further amended in 2012 (which provides for the issuance of stock options and stock appreciation rights, restricted shares, performance and other stock-based awards). Of the total number of shares authorized under the Incentive Plan, a maximum of 1.84 million shares have been reserved for issuance for award periods under the Total Shareholder Return Incentive Compensation Program. See Note 12. Stockholders’ Equity for a discussion of the Company’s stock-based compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item is incorporated by reference to “Certain Transactions” and “Number and Independence of Directors” as set forth in the 2014 Proxy Statement.
Item 14. Principal Accountant Fees and Services
Information required by this item is incorporated by reference to “Ratification of Selection of Independent Auditors” including “Audit Committee Pre-Approval Policy” and “Independent Auditor: Services and Fees,” as set forth in the 2014 Proxy Statement.
PART IV
Item 15. Exhibits, Financial Statements and Financial Statement Schedules
(a) Financial Statements, Financial Statement Schedules and Exhibits:
(1) Financial Statements
The following consolidated financial statements and report are filed as part of this report under Item 8 – “Financial Statements and Supplementary Data”:
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Income — Years Ended December 31, 2013, 2012, and 2011
Consolidated Statements of Comprehensive Income — Years Ended December 31, 2013, 2012, and 2011
Consolidated Balance Sheets at December 31, 2013 and 2012
Consolidated Statements of Cash Flows — Years Ended December 31, 2013, 2012, and 2011
Statements of Changes in Consolidated Equity — Years Ended December 31, 2013, 2012, and 2011
Notes to Consolidated Financial Statements
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

2.2
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

Exhibit No.	Description
4.1
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

4.17
Fourth Supplemental Indenture, dated July 12, 2013, between Allegheny Technologies Incorporated and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated July 12, 2013 (File No. 1-12001)).

4.18	Form of 5.875% Senior Note due 2023 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated July 12, 2013 (File No. 1-12001)).

Exhibit No.	Description
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

10.15
Second Amendment to Credit Agreement, dated December 22, 2010, by and among ATI Funding Corporation, TDY Holdings, LLC, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 29, 2010 (File No. 1-12001)).

10.16
Form of Performance/Restricted Stock Agreement dated February 24, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (file No. 1-12001)).*

10.17
Form of Total Shareholder Return Incentive Compensation Program Award Agreement effective as of January 1, 2011 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (file No. 1-12001)).*

10.18
Form of Key Executive Performance Plan Agreement dated February 24, 2011, including Key Executive Performance Plan, as amended February 24, 2011 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (file No. 1-12001)).*

10.19
Third Amendment to Credit Agreement, dated March 11, 2011, by and among ATI Funding Corporation, TDY Holdings, LLC, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (file No. 1-12001)).

Exhibit No.	Description
10.20
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

10.21
Aircraft Time Sharing Agreement, effective as of January 1, 2012, by and between Allegheny Technologies Incorporated and Richard J. Harshman (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-12001)).

10.22
Fifth Amendment to Credit Agreement, dated April 4, 2012, by and among ATI Funding Corporation, TDY Holdings, LLC, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-12001)).

10.23	2012 Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-12001)).*
10.24
Form of Performance/Restricted Stock Agreement dated February 22, 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-12001)).*

10.25
Form of Total Shareholder Return Incentive Compensation Program Award Agreement effective as of January 1, 2012 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-12001)).*

10.26
Form of Key Executive Performance Plan Agreement dated February 22, 2012, including Key Executive Performance Plan as amended February 22, 2012 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-12001)). *

10.27
Form of Clawback Agreement regarding incentive payments under the Annual Incentive Plan dated March 15, 2012 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-12001)).*

10.28
Form of Clawback Agreement regarding incentive payments under the long-term incentive plans dated March 15, 2012 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-12001)).*

10.29
Amendment No. 1 to the Allegheny Technologies Incorporated 2007 Incentive Plan, as Amended and Restated, effective May 11, 2012 (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 dated May 17, 2012 (File No. 333-181491)).*

10.30	2013 Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-12001)).*
10.31
Form of Performance/Restricted Stock Agreement dated February 28, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-12001)).*

10.32
Form of Total Shareholder Return Incentive Compensation Program Award Agreement effective as of January 1, 2013 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-12001)).*

10.33
Form of Key Executive Performance Plan Agreement dated February 28, 2013, including Key Executive Performance Plan as amended February 28, 2013 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-12001)).*

10.34
Sixth Amendment to Credit Agreement, dated May 31, 2013, by and among ATI Funding Corporation, TDY Holdings, LLC, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 7, 2013 (File No. 1-12001)).

10.35
Amended and Restated Change in Control Severance Agreement between the Company and Richard J. Harshman, dated August 2, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 1-12001)).*

10.36
Seventh Amendment to Credit Agreement, dated September 26, 2013, by and among ATI Funding Corporation, TDY Holdings, LLC, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 1, 2013 (File No. 1-12001)).

10.37
Retirement Agreement, dated as of September 18, 2013, by and between Allegheny Technologies Incorporated and Gary J. Vroman (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 1-12001)).*

10.38
Form of Amended and Restated Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 1-12001)).*

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

Exhibit No.	Description
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith).
31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a) (filed herewith).
31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a) (filed herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Report.

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

ALLEGHENY TECHNOLOGIES INCORPORATED

Date:	February 27, 2014	By	/s/ Richard J. Harshman
Richard J. Harshman
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the 27th day of February, 2014.

/s/ Richard J. Harshman	/s/ Patrick J. DeCourcy
Richard J. Harshman Chairman, President and Chief Executive Officer and Director	Patrick J. DeCourcy Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

/s/ Karl D. Schwartz
Karl D. Schwartz Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ Carolyn Corvi	/s/ Michael J. Joyce
Carolyn Corvi Director	Michael J. Joyce Director

/s/ Diane C. Creel	/s/ John R. Pipski
Diane C. Creel Director	John R. Pipski Director

/s/ James C. Diggs	/s/ James E. Rohr
James C. Diggs Director	James E. Rohr Director

/s/ J. Brett Harvey	/s/ Louis J. Thomas
J. Brett Harvey Director	Louis J. Thomas Director

/s/ Barbara S. Jeremiah	/s/ John D. Turner
Barbara S. Jeremiah Director	John D. Turner Director

EXHIBIT INDEX

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of November 16, 2010, by and among Allegheny Technologies Incorporated, LPAD Co., PADL LLC and Ladish Co., Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated November 17, 2010 (File No. 1-12001)).

2.2
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

4.17
Fourth Supplemental Indenture, dated July 12, 2013, between Allegheny Technologies Incorporated and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated July 12, 2013 (File No. 1-12001)).

4.18	Form of 5.875% Senior Note due 2023 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated July 12, 2013 (File No. 1-12001)).
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

Exhibit No.	Description
10.15
Second Amendment to Credit Agreement, dated December 22, 2010, by and among ATI Funding Corporation, TDY Holdings, LLC, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 29, 2010 (File No. 1-12001)).

10.16
Form of Performance/Restricted Stock Agreement dated February 24, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (file No. 1-12001)).*

10.17
Form of Total Shareholder Return Incentive Compensation Program Award Agreement effective as of January 1, 2011 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (file No. 1-12001)).*

10.18
Form of Key Executive Performance Plan Agreement dated February 24, 2011, including Key Executive Performance Plan, as amended February 24, 2011 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (file No. 1-12001)).*

10.19
Third Amendment to Credit Agreement, dated March 11, 2011, by and among ATI Funding Corporation, TDY Holdings, LLC, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (file No. 1-12001)).

10.20
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

10.21
Aircraft Time Sharing Agreement, effective as of January 1, 2012, by and between Allegheny Technologies Incorporated and Richard J. Harshman (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-12001)).

10.22
Fifth Amendment to Credit Agreement, dated April 4, 2012, by and among ATI Funding Corporation, TDY Holdings, LLC, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-12001)).

10.23	2012 Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-12001)).*
10.24
Form of Performance/Restricted Stock Agreement dated February 22, 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-12001)).*

10.25
Form of Total Shareholder Return Incentive Compensation Program Award Agreement effective as of January 1, 2012 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-12001)).*

10.26
Form of Key Executive Performance Plan Agreement dated February 22, 2012, including Key Executive Performance Plan as amended February 22, 2012 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-12001)). *

10.27
Form of Clawback Agreement regarding incentive payments under the Annual Incentive Plan dated March 15, 2012 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-12001)).*

10.28
Form of Clawback Agreement regarding incentive payments under the long-term incentive plans dated March 15, 2012 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-12001)).*

10.29
Amendment No. 1 to the Allegheny Technologies Incorporated 2007 Incentive Plan, as Amended and Restated, effective May 11, 2012 (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 dated May 17, 2012 (File No. 333-181491)).*

10.30	2013 Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-12001)).*
10.31
Form of Performance/Restricted Stock Agreement dated February 28, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-12001)).*

10.32
Form of Total Shareholder Return Incentive Compensation Program Award Agreement effective as of January 1, 2013 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-12001)).*

10.33
Form of Key Executive Performance Plan Agreement dated February 28, 2013, including Key Executive Performance Plan as amended February 28, 2013 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-12001)).*

Exhibit No.	Description
10.34
Sixth Amendment to Credit Agreement, dated May 31, 2013, by and among ATI Funding Corporation, TDY Holdings, LLC, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 7, 2013 (File No. 1-12001)).

10.35
Amended and Restated Change in Control Severance Agreement between the Company and Richard J. Harshman, dated August 2, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 1-12001)).*

10.36
Seventh Amendment to Credit Agreement, dated September 26, 2013, by and among ATI Funding Corporation, TDY Holdings, LLC, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 1, 2013 (File No. 1-12001)).

10.37
Retirement Agreement, dated as of September 18, 2013, by and between Allegheny Technologies Incorporated and Gary J. Vroman (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 1-12001)).*

10.38
Form of Amended and Restated Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 1-12001)).*

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