Form 10-Q
period 2014-03-31
ALLEGHENY TECHNOLOGIES INC
filed 2014-05-05
CIK 1018963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At April 28, 2014, the registrant had outstanding 108,573,206 shares of its Common Stock.

ALLEGHENY TECHNOLOGIES INCORPORATED
SEC FORM 10-Q
Quarter Ended March 31, 2014

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Allegheny Technologies Incorporated and Subsidiaries
Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Current period unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$837.7	$1,026.8
Accounts receivable, net of allowances for doubtful accounts of $5.1 and $5.3 as of March 31, 2014 and December 31, 2013, respectively	557.5	528.2
Inventories, net	1,408.5	1,322.1
Prepaid expenses and other current assets	86.9	67.6
Current assets of discontinued operations	5.1	6.1
Total Current Assets	2,895.7	2,950.8
Property, plant and equipment, net	2,889.3	2,874.1
Cost in excess of net assets acquired	775.5	727.9
Other assets	353.6	342.0
Non-current assets of discontinued operations	3.4	3.7
Total Assets	$6,917.5	$6,898.5
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$518.2	$471.8
Accrued liabilities	294.9	310.9
Deferred income taxes	15.7	3.5
Short term debt and current portion of long-term debt	420.0	419.9
Current liabilities of discontinued operations	4.9	4.9
Total Current Liabilities	1,253.7	1,211.0
Long-term debt	1,526.8	1,527.4
Accrued postretirement benefits	432.7	442.4
Pension liabilities	361.8	368.2
Deferred income taxes	214.6	206.6
Other long-term liabilities	148.6	148.2
Total Liabilities	3,938.2	3,903.8
Redeemable noncontrolling interest	12.2	—
Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized-50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-109,695,171 shares at March 31, 2014 and December 31, 2013; outstanding- 108,567,959 shares at March 31, 2014 and 107,983,360 shares at December 31, 2013	11.0	11.0
Additional paid-in capital	1,160.2	1,185.9
Retained earnings	2,440.7	2,490.1
Treasury stock: 1,127,212 shares at March 31, 2014 and 1,711,811 shares at December 31, 2013	(51.3)	(79.6)
Accumulated other comprehensive loss, net of tax	(694.3)	(713.2)
Total ATI stockholders’ equity	2,866.3	2,894.2
Noncontrolling interests	100.8	100.5
Total Equity	2,967.1	2,994.7
Total Liabilities and Equity	$6,917.5	$6,898.5
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2014	2013
Sales	$987.3	$1,099.0
Costs and expenses:
Cost of sales	917.1	998.5
Selling and administrative expenses	67.7	72.4
Income before interest, other income and income taxes	2.5	28.1
Interest expense, net	(29.1)	(14.4)
Other income, net	0.6	1.1
Income (loss) from continuing operations before income tax provision (benefit)	(26.0)	14.8
Income tax provision (benefit)	(10.0)	3.5
Income (loss) from continuing operations	(16.0)	11.3
Income (loss) from discontinued operations, net of tax	(1.9)	0.3
Net income (loss)	(17.9)	11.6
Less: Net income attributable to noncontrolling interests	2.1	1.6
Net income (loss) attributable to ATI	$(20.0)	$10.0

Income (loss) per common share:
Basic
Continuing operations attributable to ATI per common share	$(0.17)	$0.09
Discontinued operations attributable to ATI per common share	(0.02)	—
Basic net income (loss) attributable to ATI per common share	$(0.19)	$0.09

Diluted
Continuing operations attributable to ATI per common share	$(0.17)	$0.09
Discontinued operations attributable to ATI per common share	(0.02)	—
Diluted net income (loss) attributable to ATI per common share	$(0.19)	$0.09
Dividends declared per common share	$0.18	$0.18

Amounts attributable to ATI common stockholders:
Income (loss) from continuing operations, net of tax	$(18.1)	$9.7
Income (loss) from discontinued operations, net of tax	(1.9)	0.3
Net income (loss)	$(20.0)	$10.0
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three months ended March 31,
	2014	2013
Net income (loss)	$(17.9)	$11.6
Currency translation adjustment
Unrealized net change arising during the period	(3.3)	(13.0)
Unrealized holding gain on securities
Net gain arising during the period	—	0.1
Derivatives
Net derivatives gain on hedge transactions	9.3	13.1
Reclassification to net income of net realized loss	2.1	0.7
Income taxes on derivative transactions	4.4	5.4
Total	7.0	8.4
Postretirement benefit plans
Amortization of net actuarial loss	22.0	33.5
Prior service cost
Amortization to net income of net prior service credits	(0.2)	(3.8)
Income taxes on postretirement benefit plans	8.4	11.5
Total	13.4	18.2
Other comprehensive income, net of tax	17.1	13.7
Comprehensive income (loss)	(0.8)	25.3
Less: Comprehensive income attributable to noncontrolling interests	0.2	2.1
Comprehensive income (loss) attributable to ATI	$(1.0)	$23.2
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three months ended March 31,
	2014	2013
Operating Activities:
Net income (loss)	$(17.9)	$11.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44.0	48.5
Deferred taxes	(1.7)	36.0
Changes in operating asset and liabilities:
Inventories	(82.6)	(0.9)
Accounts receivable	(28.6)	(68.2)
Accounts payable	45.9	(20.4)
Retirement benefits	4.2	16.6
Accrued income taxes	(10.9)	(31.9)
Accrued liabilities and other	(9.3)	(48.7)
Cash used in operating activities	(56.9)	(57.4)
Investing Activities:
Purchases of property, plant and equipment	(39.6)	(86.9)
Purchase of business, net of cash acquired	(71.1)	—
Asset disposals and other	1.8	0.7
Cash used in investing activities	(108.9)	(86.2)
Financing Activities:
Payments on long-term debt and capital leases	(0.1)	(0.1)
Dividends paid to stockholders	(19.3)	(19.2)
Taxes on share-based compensation	—	2.6
Exercises of stock options and other	—	0.4
Shares repurchased for income tax withholding on share-based compensation	(3.9)	(6.7)
Cash used in financing activities	(23.3)	(23.0)
Decrease in cash and cash equivalents	(189.1)	(166.6)
Cash and cash equivalents at beginning of period	1,026.8	304.6
Cash and cash equivalents at end of period	$837.7	$138.0
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Statements of Changes in Consolidated Equity
(In millions, except per share amounts)
(Unaudited)

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, December 31, 2012	$11.0	$1,181.7	$2,427.6	$(111.3)	$(1,029.4)	$107.5	$2,587.1
Net income	—	—	10.0	—	—	1.6	11.6
Other comprehensive income	—	—	—	—	13.2	0.5	13.7
Cash dividends on common stock ($0.18 per share)	—	—	(19.2)	—	—	—	(19.2)
Employee stock plans	—	(13.2)	(13.5)	30.2	—	—	3.5
Balance, March 31, 2013	$11.0	$1,168.5	$2,404.9	$(81.1)	$(1,016.2)	$109.6	$2,596.7
Balance, December 31, 2013	$11.0	$1,185.9	$2,490.1	$(79.6)	$(713.2)	$100.5	$2,994.7
Net income (loss)	—	—	(20.0)	—	—	2.1	(17.9)
Other comprehensive income (loss)	—	—	—	—	18.9	(1.8)	17.1
Cash dividends on common stock ($0.18 per share)	—	—	(19.3)	—	—	—	(19.3)
Employee stock plans	—	(25.7)	(10.1)	28.3	—	—	(7.5)
Balance, March 31, 2014	$11.0	$1,160.2	$2,440.7	$(51.3)	$(694.3)	$100.8	$2,967.1
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
These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified in order to conform with the fiscal year 2014 presentation. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2013 Annual Report on Form 10-K. The results of operations for these interim periods are not necessarily indicative of the operating results for any future period. The December 31, 2013 financial information has been derived from the Company’s audited consolidated financial statements.
ATI’s strategic vision is to be an aligned and integrated specialty materials and components company. In conjunction with this initiative, in the first quarter of 2014, the High Performance Metals segment was renamed the High Performance Materials & Components segment. Individual business unit names within each segment were also changed to reflect their aligned and integrated product focus. There was no change to the business units that comprise each business segment or the manner in which resources are allocated and performance is assessed for the business units by management. Therefore, there was no change to business segment reporting as a result of this initiative.
New Accounting Pronouncements Adopted
In January 2014, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) that require an entity to net its liability for unrecognized tax positions against a net operating loss carryforward, a similar tax loss or a tax credit carryforward when settlement in this manner is available under the tax law. The adoption of these changes had no impact on the consolidated financial statements.
In January 2014, the Company adopted changes issued by the FASB to the accounting for obligations resulting from joint and several liability arrangements. This guidance requires an entity that is joint and severally liable to measure the obligation as the sum of the amount the entity has agreed with co-obligors to pay and any additional amount it expects to pay on behalf of one or more co-obligors. Required disclosures include a description of the nature of the arrangement, how the liability arose, the relationship with co-obligors and the terms and conditions of the arrangement. The adoption of these changes had no impact on the consolidated financial statements.
In January 2014, the Company adopted changes issued by the FASB to a parent entity’s accounting for the cumulative translation adjustment (CTA) upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The amendments specify that CTA should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For sales of an equity method investment that is a foreign entity, a pro rata portion of CTA attributable to the investment would be recognized in earnings when the investment is sold. When an entity sells either a part or all of its investment in a consolidated foreign entity, CTA would be recognized in earnings only if the sale results in the parent no longer having a controlling financial interest in the foreign entity. In addition, CTA should be recognized in earnings in a business combination achieved in stages (i.e., a step acquisition). The adoption of these changes had no impact on the consolidated financial statements.
Pending Accounting Pronouncements
In April 2014, the FASB issued changes to the criteria for reporting discontinued operations. Under the new criteria, a disposal of a component of an entity is required to be reported as discontinued operations only if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The current criteria that there be no significant continuing involvement in the operations of the component after the disposal transaction has been removed under the new guidance. The new guidance also requires the presentation of the assets and liabilities of a disposal group that includes a discontinued operation for each comparative period and requires additional disclosures about discontinued operations, including the major line items constituting the pretax profit or loss of the discontinued operation, certain cash flow information for the discontinued operation, expanded disclosures about an entity’s significant continuing involvement in a discontinued operation, and disclosures about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation. The provisions of the new guidance become effective for all disposals that occur for the Company beginning in fiscal year 2015. The Company does not anticipate a material impact to the consolidated financial statements upon adoption.
Note 2. Acquisition of Business
On February 7, 2014, the Company acquired 85% of Dynamic Flowform Corp. (“Dynamic Flowform”) for $73.1 million of cash consideration, net of cash acquired, including $71.1 million paid in the first quarter of 2014 and $2.0 million that is expected to be paid in the second quarter of 2014. The Dynamic Flowform acquisition will be treated as an asset purchase for tax purposes. The holders of the 15% noncontrolling interest have a put option requiring the Company to purchase their equity interest (see Note 12 for additional explanation). The Company also incurred $0.8 million of pre-tax costs related to the acquisition, consisting primarily of professional fees, which were recorded in selling and administrative expenses in the March 31, 2014 consolidated statement of operations.
Based in Billerica, MA, Dynamic Flowform, which has been renamed ATI Flowform Products, uses precision flowforming process technologies to produce thin-walled components in net or near-net shapes across multiple alloy systems, including nickel-based alloys and superalloys, titanium and titanium alloys, zirconium alloys, and specialty and stainless alloys. Management expects this acquisition to expand the Company’s capabilities to produce specialty materials parts and components, primarily in the aerospace and defense, and oil & gas/chemical process industry markets. ATI Flowform Products results are included in the High Performance Materials & Components segment from the date of the acquisition.
The preliminary purchase price allocation includes technology, trademarks and customer intangible assets of $21.4 million, which will be amortized over a 23 year weighted average life, and goodwill of $47.0 million, which is deductible for tax purposes. The final allocation of the purchase price is expected to be completed by the end of the 2014 second quarter. Pro forma financial information has not been included because the acquisition did not meet certain significance thresholds.
Note 3. Discontinued Operations
On November 4, 2013, the Company completed the sale of its tungsten materials business, which produces tungsten powder, tungsten heavy alloys, tungsten carbide materials, and carbide cutting tools. The operating results for this business have been included in discontinued operations in the Company's consolidated statement of operations for the three months ended March 31, 2013.
Also, during the third quarter of 2013, the Company completed a strategic review of its iron castings and fabricated components businesses. Based on current and forecasted results, these businesses were not projected to meet the Company’s long-term profitable growth and return on capital employed expectations resulting in the closure of the fabricated components business and planned divestiture of the iron casting business in 2013. The net assets of these businesses were classified as held for sale as of March 31, 2014 and December 31, 2013 and the operating results of these businesses have been included in discontinued operations in the Company's consolidated statements of operations for all periods presented.
In April 2014, the Company determined that it will close its iron castings business, as the planned divestiture of this business through a sale process as previously announced was not able to be completed on commercially acceptable terms. The orderly wind-down of operations is expected to be completed by the end of the third quarter 2014 and is expected to result in approximately $3 million of cash exit costs, including approximately $2 million of pre-tax charges that will be recognized through the third quarter 2014, primarily related to severance benefits, as part of the results of discontinued operations.
The following table presents summarized operating results for these discontinued operations (in millions):

	Three months ended March 31,
	2014	2013
Sales	$5.2	$80.4
Income (loss) before income tax provision (benefit)	$(2.8)	$0.5

Net assets of discontinued operations were $2.9 million and $4.2 million at March 31, 2014 and December 31, 2013, respectively, and consisted of the following items (in millions):

	March 31, 2014	December 31, 2013
Accounts receivable, net of allowances for doubtful accounts	$2.6	$2.9
Inventories, net	2.4	3.1
Prepaid expenses and other current assets	0.1	0.1
Property, plant and equipment, net	3.4	3.7
Total Assets	8.5	9.8
Accounts payable	1.6	1.8
Accrued liabilities	3.3	3.1
Long-term liabilities	0.7	0.7
Total Liabilities	5.6	5.6
Net Assets	$2.9	$4.2
Note 4. Inventories
Inventories at March 31, 2014 and December 31, 2013 were as follows (in millions):

	March 31, 2014	December 31, 2013
Raw materials and supplies	$291.2	$277.6
Work-in-process	1,069.3	984.9
Finished goods	161.3	162.1
Total inventories at current cost	1,521.8	1,424.6
Adjustment from current cost to LIFO cost basis	20.4	29.4
Inventory valuation reserves	(73.7)	(84.3)
Progress payments	(60.0)	(47.6)
Total inventories, net	$1,408.5	$1,322.1
Inventories are stated at the lower of cost (last-in, first-out (“LIFO”), first-in, first-out (“FIFO”), and average cost methods) or market, less progress payments. Most of the Company’s inventory is valued utilizing the LIFO costing methodology. Inventory of the Company’s non-U.S. operations is valued using average cost or FIFO methods. The effect of using the LIFO methodology to value inventory, rather than FIFO, increased cost of sales by $9.0 million for the first three months of 2014, which was offset by a $9.0 million reduction in net realizable value reserves on the carrying value of LIFO-based inventory. First quarter 2013 results included a $0.5 million increase in cost of sales from using the LIFO costing methodology. First quarter 2014 results included $8.3 million in inventory valuation charges related to the market-based valuation of industrial titanium products in the Flat Rolled Products segment.
Note 5. Property, Plant and Equipment
Property, plant and equipment at March 31, 2014 and December 31, 2013 was as follows (in millions):

	March 31, 2014	December 31, 2013
Land	$30.1	$30.2
Buildings	1,022.8	1,019.1
Equipment and leasehold improvements	3,572.5	3,526.0
	4,625.4	4,575.3
Accumulated depreciation and amortization	(1,736.1)	(1,701.2)
Total property, plant and equipment, net	$2,889.3	$2,874.1
The construction in progress portion of property, plant and equipment at March 31, 2014 was $125.9 million.

Note 6. Debt
Debt at March 31, 2014 and December 31, 2013 was as follows (in millions):

	March 31, 2014	December 31, 2013
Allegheny Technologies 5.875% Notes due 2023	$500.0	$500.0
Allegheny Technologies 5.95% Notes due 2021	500.0	500.0
Allegheny Technologies 4.25% Convertible Notes due 2014	402.5	402.5
Allegheny Technologies 9.375% Notes due 2019	350.0	350.0
Allegheny Ludlum 6.95% debentures due 2025	150.0	150.0
ATI Ladish Series B 6.14% Notes due 2016 (a)	18.0	18.2
ATI Ladish Series C 6.41% Notes due 2015 (b)	20.9	21.1
Domestic Bank Group $400 million unsecured credit facility	—	—
Foreign credit facilities	—	—
Industrial revenue bonds, due through 2020, and other	5.4	5.5
Total short-term and long-term debt	1,946.8	1,947.3
Short-term debt and current portion of long-term debt	420.0	419.9
Total long-term debt	$1,526.8	$1,527.4

(a)	Includes fair value adjustments of $0.8 million at March 31, 2014 and $1.0 million at December 31, 2013.

(b)	Includes fair value adjustments of $0.9 million at March 31, 2014 and $1.1 million at December 31, 2013.
There were no outstanding borrowings made under the Company’s $400 million senior unsecured domestic credit facility expiring May 31, 2018 during the first three months of 2014, although approximately $7 million has been utilized to support the issuance of letters of credit. Under the terms of the facility, the Company may increase the size of the credit facility by up to $100 million without seeking the further approval of the lending group. The facility includes a $200 million sublimit for the issuance of letters of credit. This credit facility requires the Company to maintain a leverage ratio (consolidated total indebtedness net of cash on hand in excess of $50 million, divided by consolidated earnings before interest, taxes, depreciation and amortization, and non-cash pension expense for the four prior fiscal quarters) of not greater than 4.0, which is reduced to 3.75 for the quarter ended March 31, 2015 and is then further reduced to 3.50 beginning with the quarter ended June 30, 2015 and for each fiscal quarter thereafter. The credit facility also requires the Company to maintain an interest coverage ratio (consolidated earnings before interest, taxes, and non-cash pension expense divided by interest expense) of not less than 2.0 for the quarter ended March 31, 2014 and for each fiscal quarter thereafter. At March 31, 2014, the leverage ratio was 1.91 and the interest coverage ratio was 5.57. The Company was in compliance with these required ratios during all applicable periods.
The Company has an additional separate credit facility for the issuance of letters of credit. As of March 31, 2014, $32 million in letters of credit were outstanding under this facility.
In addition, Shanghai STAL Precision Stainless Steel Company Limited (STAL), the Company’s Chinese joint venture company in which ATI has a 60% interest, has a 205 million renminbi (approximately $33 million at March 31, 2014 exchange rates) revolving credit facility with a group of banks, which expires in August 2014. This credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners. As of March 31, 2014, there were no borrowings under this credit facility.
The 4.25% Convertible Senior Notes (Convertible Notes) aggregate principal of $402.5 million are due June 1, 2014. The Convertible Notes are unsecured and unsubordinated obligations of the Company and rank equally with all of its existing and future senior unsecured debt. The Company does not have the right to redeem the Convertible Notes prior to the stated maturity date. Holders of the Convertible Notes have the option to convert their notes into shares of ATI common stock at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date (June 1, 2014). The initial conversion rate for the Convertible Notes is 23.9263 shares of ATI common stock per $1,000 (in whole dollars) principal amount of Convertible Notes (9,630,336 shares), equivalent to a conversion price of approximately $41.795 per share, subject to adjustment, as defined in the Convertible Notes. Other than receiving cash in lieu of fractional shares, holders do not have the option to receive cash instead of shares of common stock upon conversion. Accrued and unpaid interest that exists upon conversion of a Convertible Note will be deemed paid by the delivery of shares of ATI common stock and any applicable cash in lieu of fractional shares upon settlement of a conversion and no other cash payment or additional shares will be given to holders upon settlement of a conversion.

The ATI Ladish Series B and Series C Notes are guaranteed by ATI and are equally ranked with all of ATI’s existing and future senior unsecured debt.
Note 7. Derivative Financial Instruments and Hedging
As part of its risk management strategy, the Company, from time-to-time, utilizes derivative financial instruments to manage its exposure to changes in raw material prices, energy costs, foreign currencies, and interest rates. In accordance with applicable accounting standards, the Company accounts for most of these contracts as hedges. In general, hedge effectiveness is determined by examining the relationship between offsetting changes in fair value or cash flows attributable to the item being hedged, and the financial instrument being used for the hedge. Effectiveness is measured utilizing regression analysis and other techniques to determine whether the change in the fair market value or cash flows of the derivative exceeds the change in fair value or cash flow of the hedged item. Calculated ineffectiveness, if any, is immediately recognized in the consolidated statements of operations.
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
The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of March 31, 2014, the Company had entered into financial hedging arrangements primarily at the request of its customers, related to firm orders, for an aggregate notional amount of approximately 10% of its estimated annual nickel requirements. These nickel hedges extend to 2020.
At March 31, 2014, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility included natural gas cost hedges for approximately 70% of its annual forecasted domestic requirements for 2014, approximately 35% for 2015, and approximately 5% for 2016, and electricity hedges for Western Pennsylvania operations of approximately 10% of its forecasted on-peak and off-peak requirements for 2014.
While the majority of the Company’s direct export sales are transacted in U.S. dollars, foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk. The Company may also enter into foreign currency forward contracts that are not designated as hedges, which are denominated in the same foreign currency in which export sales are denominated. At March 31, 2014, the outstanding financial derivatives, including both hedges and undesignated derivatives, that are used to manage the Company’s exposure to foreign currency, primarily euros, represented approximately 10% of its forecasted total international sales through 2017. In addition, the Company may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions.
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

(in millions): Asset derivatives	Balance sheet location	March 31, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$0.1	$0.3
Nickel and other raw material contracts	Prepaid expenses and other current assets	2.1	0.1
Natural gas contracts	Prepaid expenses and other current assets	4.2	2.5
Electricity contracts	Prepaid expenses and other current assets	0.4	—
Nickel and other raw material contracts	Other assets	1.7	0.4
Natural gas contracts	Other assets	0.4	1.0
Total derivatives designated as hedging instruments		8.9	4.3
Total asset derivatives		$8.9	$4.3
Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Natural gas contracts	Accrued liabilities	$0.1	$0.4
Nickel and other raw material contracts	Accrued liabilities	0.8	4.5
Foreign exchange contracts	Accrued liabilities	6.8	7.8
Electricity contracts	Accrued liabilities	0.1	0.5
Foreign exchange contracts	Other long-term liabilities	4.7	5.4
Nickel and other raw material contracts	Other long-term liabilities	0.7	1.3
Total derivatives designated as hedging instruments		13.2	19.9
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accrued liabilities	1.3	1.7
Total derivatives not designated as hedging instruments		1.3	1.7
Total liability derivatives		$14.5	$21.6
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

Activity with regard to derivatives designated as cash flow hedges for the three month periods ended March 31, 2014 and 2013 was as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (a)		Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
Derivatives in Cash Flow	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
Hedging Relationships	2014	2013	2014	2013	2014	2013
Nickel and other raw material contracts	$3.0	$(1.4)	$(1.7)	$0.1	$—	$—
Natural gas contracts	2.3	1.6	1.4	(1.0)	—	—
Electricity contracts	0.9	0.1	0.4	(0.2)	—	—
Foreign exchange contracts	(0.5)	7.7	(1.4)	0.7	—	—
Total	$5.7	$8.0	$(1.3)	$(0.4)	$—	$—

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
Assuming market prices remain constant with those at March 31, 2014, a loss of $0.5 million is expected to be recognized over the next 12 months.
The disclosures of gains or losses presented above for nickel and other raw material contracts and foreign currency contracts do not take into account the anticipated underlying transactions. Since these derivative contracts represent hedges, the net effect of any gain or loss on results of operations may be fully or partially offset.
Derivatives that are not designated as hedging instruments were as follows:

In millions	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated	Three months ended March 31,
as Hedging Instruments	2014	2013
Foreign exchange contracts	$0.2	$0.8
Changes in the fair value of foreign exchange contract derivatives not designated as hedging instruments are recorded in cost of sales.
Note 8. Fair Value of Financial Instruments
The estimated fair value of financial instruments at March 31, 2014 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$837.7	$837.7	$837.7	$—
Derivative financial instruments:
Assets	8.9	8.9	—	8.9
Liabilities	14.5	14.5	—	14.5
Debt	1,946.8	2,102.4	2,058.1	44.3

The estimated fair value of financial instruments at December 31, 2013 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$1,026.8	$1,026.8	$1,026.8	$—
Derivative financial instruments:
Assets	4.3	4.3	—	4.3
Liabilities	21.6	21.6	—	21.6
Debt	1,947.3	2,072.6	2,027.8	44.8
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

For the three month periods ended March 31, 2014 and 2013, the components of pension expense and components of other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2014	2013	2014	2013
Service cost - benefits earned during the year	$7.4	$10.0	$0.7	$0.8
Interest cost on benefits earned in prior years	33.4	30.3	6.0	5.6
Expected return on plan assets	(46.1)	(43.8)	—	(0.1)
Amortization of prior service cost (credit)	0.6	0.8	(0.8)	(4.6)
Amortization of net actuarial loss	18.5	29.2	3.5	4.3
Total retirement benefit expense	$13.8	$26.5	$9.4	$6.0
Other postretirement benefit costs for a defined contribution plan were $0.7 million for the three months ended March 31, 2014.
Note 10. Income Taxes
First quarter 2014 results included a benefit for income taxes of $10.0 million, or 38.5% of loss before tax, compared to a provision of $3.5 million, or 23.6% of income before tax, for the comparable period. The first three months of 2014 included a discrete tax benefit of $2.2 million, primarily associated with adjustments to prior years’ taxes. The first three months of 2013 included a discrete tax benefit of $2.0 million, primarily related to 2013 Federal tax law changes.
For the three months ended March 31, 2014, the Company determined that it was unable to make a reliable estimate of the annual effective tax rate, as relatively small changes in projected results for either the Company's domestic or international operations can produce a significant variation in its annual effective tax rate. Therefore, the Company recorded a tax benefit for the three months ended March 31, 2014 based on the actual effective rate for this period.

Note 11. Business Segments
The Company operates in two business segments: High Performance Materials & Components and Flat Rolled Products. Our measure of segment operating profit, which is used to analyze the performance and results of the business segments, excludes income taxes, corporate expenses, net interest expense, retirement benefit expense, closed company expenses and restructuring costs, if any. Discontinued operations are also excluded. Management believes segment operating profit, as defined, provides an appropriate measure of controllable operating results at the business segment level. Following is certain financial information with respect to the Company’s business segments for the periods indicated (in millions):

	Three months ended March 31,
	2014	2013
Total sales:
High Performance Materials & Components	$504.1	$560.0
Flat Rolled Products	529.6	567.8
	1,033.7	1,127.8
Intersegment sales:
High Performance Materials & Components	19.7	19.9
Flat Rolled Products	26.7	8.9
	46.4	28.8
Sales to external customers:
High Performance Materials & Components	484.4	540.1
Flat Rolled Products	502.9	558.9
	$987.3	$1,099.0
Operating profit (loss):
High Performance Materials & Components	$69.1	$75.0
Flat Rolled Products	(25.6)	2.5
Total operating profit	43.5	77.5
Corporate expenses	(11.5)	(12.4)
Interest expense, net	(29.1)	(14.4)
Closed company and other expenses	(5.0)	(3.4)
Retirement benefit expense	(23.9)	(32.5)
Income (loss) from continuing operations before income taxes	$(26.0)	$14.8
Retirement benefit expense represents defined benefit plan pension expense and other postretirement benefit expense for both defined benefit and defined contribution plans. Operating profit with respect to the Company’s business segments excludes any retirement benefit expense. Costs associated with multiemployer pension plans are included in segment operating profit, and costs associated with defined contribution pension plans are included in segment operating profit or corporate expenses, as applicable.
Interest expense, net of interest income, in the first quarter 2014 was $29.1 million, compared to net interest expense of $14.4 million in the first quarter 2013. The increase in interest expense was primarily due to reduced capitalized interest and higher debt levels. Interest expense benefited from the capitalization of interest costs of $2.3 million in the first quarter 2014 compared to $9.6 million in the first quarter 2013. The decrease in capitalized interest is due to a lower construction in progress balance, primarily related to the Flat Rolled Products segment Hot-Rolling and Processing Facility.
Closed company and other expenses primarily includes charges incurred in connection with closed operations and other non-operating income or expense. These items are presented primarily in selling and administrative expenses and in other income in the statements of operations. These items resulted in net charges of $5.0 million for the three months ended March 31, 2014 and $3.4 million for the three months ended March 31, 2013.

Note 12. Redeemable Noncontrolling Interest
The holders of the 15% noncontrolling interest in ATI Flowform Products have a put option to require the Company to purchase their equity interest at a redemption value determinable from a specified formula based on a multiple of EBITDA (subject to a fixed minimum linked to the original acquisition date value). The put option is fully exercisable beginning in the 2017 second quarter, and is also exercisable under certain other circumstances. The put option cannot be separated from the noncontrolling interest, and the combination of a noncontrolling interest and the redemption feature requires classification as redeemable noncontrolling interest in the consolidated balance sheet, separate from Stockholders’ Equity.
The carrying amount of the redeemable noncontrolling interest approximates its maximum redemption value. Any subsequent change in maximum redemption value is adjusted through retained earnings. The redeemable noncontrolling interest was $12.2 million as of March 31, 2014, which was unchanged from the acquisition date value.
Note 13. Per Share Information
The following table sets forth the computation of basic and diluted income from continuing operations per common share:

	Three Months Ended
(in millions, except per share amounts):	March 31,
	2014	2013
Numerator for basic income (loss) from continuing operations per common share –
Income (loss) from continuing operations attributable to ATI	$(18.1)	$9.7
Effect of dilutive securities:
4.25% Convertible Notes due 2014	—	—
Numerator for diluted income (loss) from continuing operations per common share –
Income (loss) from continuing operations available to ATI after assumed conversions	$(18.1)	$9.7
Denominator for basic net income per common share-weighted average shares	107.0	106.6
Effect of dilutive securities:
Share-based compensation	—	0.5
4.25% Convertible Notes due 2014	—	—
Denominator for diluted net income per common share – adjusted weighted average shares assuming conversions	107.0	107.1
Basic income (loss) from continuing operations attributable to ATI per common share	$(0.17)	$0.09
Diluted income (loss) from continuing operations attributable to ATI per common share	$(0.17)	$0.09
Common stock that would be issuable upon the assumed conversion of the 2014 Convertible Notes and other option equivalents and contingently issuable shares are excluded from the computation of contingently issuable shares, and therefore, from the denominator for diluted earnings per share, if the effect of inclusion is anti-dilutive. There were 10.0 million and 9.6 million anti-dilutive shares for the three month periods ended March 31, 2014 and 2013, respectively.
Note 14. Financial Information for Subsidiary and Guarantor Parent
The payment obligations under the $150 million 6.95% debentures due 2025 issued by Allegheny Ludlum, LLC (the “Subsidiary”) are fully and unconditionally guaranteed by Allegheny Technologies Incorporated (the “Guarantor Parent”). In accordance with positions established by the Securities and Exchange Commission, the following financial information sets forth separately financial information with respect to the Subsidiary, the Non-guarantor Subsidiaries and the Guarantor Parent. The principal elimination entries eliminate investments in subsidiaries and certain intercompany balances and transactions.
ATI is the plan sponsor for the U.S. qualified defined benefit pension plan (the “Plan”) which covers certain current and former employees of the Subsidiary and the Non-guarantor Subsidiaries. As a result, the balance sheets presented for the Subsidiary and the Non-guarantor Subsidiaries do not include any Plan assets or liabilities, or the related deferred taxes. The Plan assets, liabilities and related deferred taxes and pension income or expense are recognized by the Guarantor Parent. Management and royalty fees charged to the Subsidiary and to the Non-guarantor Subsidiaries by the Guarantor Parent have been excluded solely for purposes of this presentation.

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
March 31, 2014

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$9.5	$13.0	$815.2	$—	$837.7
Accounts receivable, net	0.5	196.8	360.2	—	557.5
Intercompany notes receivable	—	—	1,781.3	(1,781.3)	—
Inventories, net	—	353.8	1,054.7	—	1,408.5
Prepaid expenses and other current assets	38.7	9.9	38.3	—	86.9
Current assets of discontinued operations	—	—	5.1	—	5.1
Total current assets	48.7	573.5	4,054.8	(1,781.3)	2,895.7
Property, plant and equipment, net	2.6	1,430.8	1,455.9	—	2,889.3
Cost in excess of net assets acquired	—	126.6	648.9	—	775.5
Intercompany notes receivable	—	—	200.0	(200.0)	—
Investment in subsidiaries	6,208.8	37.7	—	(6,246.5)	—
Other assets	31.1	30.2	292.3	—	353.6
Non-current assets of discontinued operations	—	—	3.4	—	3.4
Total assets	$6,291.2	$2,198.8	$6,655.3	$(8,227.8)	$6,917.5
Liabilities and stockholders’ equity:
Accounts payable	$4.5	$315.3	$198.4	$—	$518.2
Accrued liabilities	45.2	59.4	190.3	—	294.9
Intercompany notes payable	895.8	885.5	—	(1,781.3)	—
Deferred income taxes	15.7	—	—	—	15.7
Short-term debt and current portion of long-term debt	403.0	0.1	16.9	—	420.0
Current liabilities of discontinued operations	—	—	4.9	—	4.9
Total current liabilities	1,364.2	1,260.3	410.5	(1,781.3)	1,253.7
Long-term debt	1,350.7	150.4	25.7	—	1,526.8
Intercompany notes payable	—	200.0	—	(200.0)	—
Accrued postretirement benefits	—	176.1	256.6	—	432.7
Pension liabilities	317.0	5.5	39.3	—	361.8
Deferred income taxes	214.6	—	—	—	214.6
Other long-term liabilities	77.6	19.3	51.7	—	148.6
Total liabilities	3,324.1	1,811.6	783.8	(1,981.3)	3,938.2
Redeemable noncontrolling interest	—	—	12.2	—	12.2
Total stockholders’ equity	2,967.1	387.2	5,859.3	(6,246.5)	2,967.1
Total liabilities and stockholders’ equity	$6,291.2	$2,198.8	$6,655.3	$(8,227.8)	$6,917.5

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations and Comprehensive Income
For the three months ended March 31, 2014

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$427.9	$559.4	$—	$987.3
Cost of sales	12.3	439.6	465.2	—	917.1
Selling and administrative expenses	27.1	10.1	30.5	—	67.7
Income (loss) before interest, other income and income taxes	(39.4)	(21.8)	63.7	—	2.5
Interest income (expense), net	(28.5)	(10.6)	10.0	—	(29.1)
Other income (loss) including equity in income of unconsolidated subsidiaries	41.9	0.3	0.6	(42.2)	0.6
Income (loss) from continuing operations before income tax provision (benefit)	(26.0)	(32.1)	74.3	(42.2)	(26.0)
Income tax provision (benefit)	(10.0)	(11.3)	26.4	(15.1)	(10.0)
Income (loss) from continuing operations	(16.0)	(20.8)	47.9	(27.1)	(16.0)
Income (loss) from discontinued operations, net of tax	(1.9)	—	(1.9)	1.9	(1.9)
Net income (loss)	(17.9)	(20.8)	46.0	(25.2)	(17.9)
Less: Net income attributable to noncontrolling interests	—	—	2.1	—	2.1
Net income (loss) attributable to ATI	$(17.9)	$(20.8)	$43.9	$(25.2)	$(20.0)
Comprehensive income (loss) attributable to ATI	$(0.8)	$(18.8)	$42.5	$(23.9)	$(1.0)

Condensed Statements of Cash Flows
For the three months ended March 31, 2014

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(29.7)	$(125.6)	$98.4	$—	$(56.9)
Investing Activities:
Purchases of property, plant and equipment	—	(26.3)	(13.3)	—	(39.6)
Purchase of business, net of cash acquired	—	—	(71.1)	—	(71.1)
Net receipts/(payments) on intercompany activity	—	—	(208.9)	208.9	—
Asset disposals and other	—	1.4	0.4	—	1.8
Cash flows provided by (used in) investing activities	—	(24.9)	(292.9)	208.9	(108.9)
Financing Activities:
Net receipts/(payments) on intercompany activity	58.9	150.0	—	(208.9)	—
Dividends paid to stockholders	(19.3)	—	—	—	(19.3)
Other	(4.0)	—	—	—	(4.0)
Cash flows provided by (used in) financing activities	35.6	150.0	—	(208.9)	(23.3)
Increase (decrease) in cash and cash equivalents	$5.9	$(0.5)	$(194.5)	$—	$(189.1)

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
December 31, 2013

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$3.6	$13.5	$1,009.7	$—	$1,026.8
Accounts receivable, net	0.3	179.4	348.5	—	528.2
Intercompany notes receivable	—	—	1,589.4	(1,589.4)	—
Inventories, net	—	295.5	1,026.6	—	1,322.1
Prepaid expenses and other current assets	26.2	6.5	34.9	—	67.6
Current assets of discontinued operations	—	—	6.1	—	6.1
Total current assets	30.1	494.9	4,015.2	(1,589.4)	2,950.8
Property, plant and equipment, net	2.9	1,397.5	1,473.7	—	2,874.1
Cost in excess of net assets acquired	—	112.1	615.8	—	727.9
Intercompany notes receivable	—	—	200.0	(200.0)	—
Investment in subsidiaries	6,170.8	37.7	—	(6,208.5)	—
Other assets	35.7	32.0	274.3	—	342.0
Non-current assets of discontinued operations	—	—	3.7	—	3.7
Total assets	$6,239.5	$2,074.2	$6,582.7	$(7,997.9)	$6,898.5
Liabilities and stockholders’ equity:
Accounts payable	$3.1	$310.5	$158.2	$—	$471.8
Accrued liabilities	51.6	56.6	202.7	—	310.9
Intercompany notes payable	825.6	763.8	—	(1,589.4)	—
Deferred income taxes	3.5	—	—	—	3.5
Short-term debt and current portion of long-term debt	402.9	0.1	16.9	—	419.9
Current liabilities of discontinued operations	—	—	4.9	—	4.9
Total current liabilities	1,286.7	1,131.0	382.7	(1,589.4)	1,211.0
Long-term debt	1,350.8	150.4	26.2	—	1,527.4
Intercompany notes payable	—	200.0	—	(200.0)	—
Accrued postretirement benefits	—	179.7	262.7	—	442.4
Pension liabilities	323.0	5.6	39.6	—	368.2
Deferred income taxes	206.6	—	—	—	206.6
Other long-term liabilities	77.7	20.2	50.3	—	148.2
Total liabilities	3,244.8	1,686.9	761.5	(1,789.4)	3,903.8
Total stockholders’ equity	2,994.7	387.3	5,821.2	(6,208.5)	2,994.7
Total liabilities and stockholders’ equity	$6,239.5	$2,074.2	$6,582.7	$(7,997.9)	$6,898.5

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations and Comprehensive Income
For the three months ended March 31, 2013

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$477.1	$621.9	$—	$1,099.0
Cost of sales	17.5	466.7	514.3	—	998.5
Selling and administrative expenses	28.5	10.4	33.5	—	72.4
Income (loss) before interest, other income and income taxes	(46.0)	—	74.1	—	28.1
Interest expense, net	(11.7)	(2.6)	(0.1)	—	(14.4)
Other income (loss) including equity in income of unconsolidated subsidiaries	72.5	(5.4)	9.2	(75.2)	1.1
Income (loss) from continuing operations before income tax provision	14.8	(8.0)	83.2	(75.2)	14.8
Income tax provision (benefit)	3.5	(2.5)	29.0	(26.5)	3.5
Income (loss) from continuing operations	11.3	(5.5)	54.2	(48.7)	11.3
Income (loss) from discontinued operations, net of tax	0.3	—	0.3	(0.3)	0.3
Net income (loss)	11.6	(5.5)	54.5	(49.0)	11.6
Less: Net income attributable to noncontrolling interests	—	—	1.6	—	1.6
Net income (loss) attributable to ATI	$11.6	$(5.5)	$52.9	$(49.0)	$10.0
Comprehensive income (loss) attributable to ATI	$25.3	$(5.4)	$40.0	$(36.7)	$23.2

Condensed Statements of Cash Flows
For the three months ended March 31, 2013

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(25.7)	$(95.4)	$63.7	$—	$(57.4)
Investing Activities:
Purchases of property, plant and equipment	—	(75.0)	(11.9)	—	(86.9)
Net receipts/(payments) on intercompany activity	—	—	(213.1)	213.1	—
Asset disposals and other	—	0.1	0.6	—	0.7
Cash flows provided by (used in) investing activities	—	(74.9)	(224.4)	213.1	(86.2)
Financing Activities:
Net receipts/(payments) on intercompany activity	47.4	165.7	—	(213.1)	—
Dividends paid to stockholders	(19.2)	—	—	—	(19.2)
Other	(3.7)	—	(0.1)	—	(3.8)
Cash flows provided by (used in) financing activities	24.5	165.7	(0.1)	(213.1)	(23.0)
Decrease in cash and cash equivalents	$(1.2)	$(4.6)	$(160.8)	$—	$(166.6)

The condensed consolidating statements of cash flows for the three months ended March 31, 2013 have been revised to reclassify intercompany activities between operating, investing and financing activities, rather than entirely as financing activities, as previously presented. These revisions increased (decreased) cash flows provided by (used in) the consolidating statements of cash flows as follows, in millions: operating activities for the Guarantor Parent, Subsidiary and Non-guarantor Subsidiaries, $0.2, $(115.5) and $115.3, respectively; investing activities for the Non-guarantor Subsidiaries and Eliminations, $(213.1) and $213.1, respectively; and financing activities for the Guarantor Parent, Subsidiary, Non-guarantor Subsidiaries and Eliminations, $(0.1), $115.5, $97.7 and $(213.1), respectively.
Note 15. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, for the three month period ended March 31, 2014 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Unrealized holding gains on securities		Derivatives		Total
Attributable to ATI:
Balance, December 31, 2013		$(718.9)		$15.3		$—		$(9.6)	$(713.2)
OCI before reclassifications		—		(1.5)		—		5.7	4.2
Amounts reclassified from AOCI	(a)	13.4	(b)	—	(b)	—	(c)	1.3	14.7
Net current-period OCI		13.4		(1.5)		—		7.0	18.9
Balance, March 31, 2014		$(705.5)		$13.8		$—		$(2.6)	$(694.3)
Attributable to noncontrolling interests:
Balance, December 31, 2013		$—	$	$27.1		$—		$—	$27.1
OCI before reclassifications		—		(1.8)		—		—	(1.8)
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		(1.8)		—		—	(1.8)
Balance, March 31, 2014		$—		$25.3		$—		$—	$25.3

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 9).

(b)	No amounts were reclassified to earnings.

(c)	Amounts were included in cost of goods sold in the period or periods the hedged item affects earnings (see Note 7).
The changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, for the three month period ended March 31, 2013 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Unrealized holding gains on securities		Derivatives		Total
Attributable to ATI:
Balance, December 31, 2012		$(1,030.0)		$3.4		$(0.1)		$(2.7)	$(1,029.4)
OCI before reclassifications		—		(13.5)		0.1		8.0	(5.4)
Amounts reclassified from AOCI	(a)	18.2	(b)	—	(b)	—	(c)	0.4	18.6
Net current-period OCI		18.2		(13.5)		0.1		8.4	13.2
Balance, March 31, 2013		$(1,011.8)		$(10.1)		$—		$5.7	$(1,016.2)
Attributable to noncontrolling interests:
Balance, December 31, 2012		$—	$	$23.7		$—		$—	$23.7
OCI before reclassifications		—		0.5		—		—	0.5
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		0.5		—		—	0.5
Balance, March 31, 2013		$—		$24.2		$—		$—	$24.2

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 9).

(b)	No amounts were reclassified to earnings.

(c)	Amounts were included in cost of goods sold in the period or periods the hedged item affects earnings (see Note 7).

Reclassifications out of AOCI for the three month periods ended March 31, 2014 and March 31, 2013 were as follows:

	Amount reclassified from AOCI (c)
Details about AOCI Components (in millions)	Three months ended March 31, 2014		Three months ended March 31, 2013		Affected line item in the statements of operations
Postretirement benefit plans
Prior service (cost) credit	0.2	(a)	3.8	(a)
Actuarial losses	(22.0)	(a)	(33.5)	(a)
	(21.8)	(c)	(29.7)	(c)	Total before tax
	(8.4)		(11.5)		Tax provision (benefit)
	$(13.4)		$(18.2)		Net of tax
Derivatives
Nickel and other raw material contracts	$(2.8)	(b)	$0.1	(b)
Natural gas contracts	2.3	(b)	(1.7)	(b)
Electricity contracts	0.7	(b)	(0.3)	(b)
Foreign exchange contracts	(2.3)	(b)	1.2	(b)
	(2.1)	(c)	(0.7)	(c)	Total before tax
	(0.8)		(0.3)		Tax provision (benefit)
	$(1.3)		$(0.4)		Net of tax

(a)
Amounts are included in the computation of pension and other postretirement benefit expense, which is reported in both cost of goods sold and selling and administrative expenses. For additional information, see Note 9.

(b)	Amounts are included in cost of goods sold in the period or periods the hedged item affects earnings. For additional information, see Note 7.

(c)
For pretax items, positive amounts are income and negative amounts are expense in terms of the impact to net income. Tax effects are presented in conformity with ATI’s presentation in the consolidated statements of operations.

Note 16. Commitments and Contingencies
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
At March 31, 2014, the Company’s reserves for environmental remediation obligations totaled approximately $15 million, of which $7 million was included in other current liabilities. The reserve includes estimated probable future costs of $4 million for federal Superfund and comparable state-managed sites; $8 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $2 million for owned or controlled sites at which Company operations have been discontinued; and $1 million for sites utilized by the Company in its ongoing operations. The Company continues to evaluate whether it may be able to recover a portion of past and future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate.

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
See Note 18. Commitments and Contingencies to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2013 for a discussion of legal proceedings affecting the Company.
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
Overview
ATI is one of the largest and most diversified specialty materials producers in the world. We use innovative technologies to offer global markets a wide range of specialty materials solutions. Our products include titanium and titanium alloys, nickel-based alloys and superalloys, zirconium and related alloys, advanced powder alloys, stainless and specialty steel alloys, grain-oriented electrical steel, forgings, castings, components, and machining capabilities. Our specialty materials are produced in a wide range of alloys and product forms and are selected for use in applications that demand metals having exceptional hardness, toughness, strength, resistance to heat, corrosion or abrasion, or a combination of these characteristics. We are a fully integrated supplier, from alloy development, to raw materials (for titanium sponge) to melting and hot-working (for other specialty alloy systems), through highly engineered finished components. Our strategic vision is to be an aligned and integrated specialty materials and components company. In conjunction with this initiative, in the first quarter of 2014, the High Performance Metals segment was renamed the High Performance Materials & Components segment. Individual business unit names within each segment were also changed to reflect their aligned and integrated product focus. There was no change to the business units that comprise each business segment or the manner in which resources are allocated and performance is assessed for the business units by management. Therefore, there was no change to business segment reporting as a result of this initiative.
Our first quarter 2014 results from continuing operations were sales of $987.3 million and a loss attributable to ATI of $18.1 million, or $(0.17) per share, compared to first quarter 2013 sales of $1,099.0 million and net income attributable to ATI of $9.7 million, or $0.09 per share. Compared to the first quarter 2013, sales decreased 10% in both the High Performance Materials & Components and the Flat Rolled Products business segments. The weaker 2014 operating results reflect lower shipment volumes for most products and lower selling prices, which include the effects of lower raw material surcharge and index pricing mechanisms compared to the first quarter 2013.

Demand from the global aerospace and defense, oil & gas/chemical process industry, electrical energy, and medical markets represented 67% of our sales for the three month period ended March 31, 2014. Comparative information for our overall revenues (in millions) by market and their respective percentages of total revenues for the three month periods ended March 31, 2014 and 2013 were as follows:

	Three Months Ended		Three Months Ended
Market	March 31, 2014		March 31, 2013
Aerospace & Defense	$350.2	35%	$393.0	36%
Oil & Gas/Chemical Process Industry	161.9	16%	191.7	17%
Electrical Energy	105.7	11%	122.8	11%
Medical	48.1	5%	56.5	5%
Subtotal - Key Markets	665.9	67%	764.0	69%
Automotive	98.8	10%	85.6	8%
Construction/Mining	75.0	8%	74.0	7%
Food Equipment & Appliances	54.3	5%	65.3	6%
Electronics/Computers/Communication	31.8	3%	36.3	3%
Transportation	36.4	4%	46.7	4%
Conversion Services & Other	25.1	3%	27.1	3%
Total	$987.3	100%	$1,099.0	100%
For the first quarter 2014, international sales were $374 million and represented 38% of total sales, compared to $429 million or 39% of total sales for the first quarter 2013.
Sales of our high-value products (titanium and titanium alloys, nickel-based alloys and specialty alloys, zirconium and related alloys, precision forgings, castings and components, grain-oriented electrical steel, precision and engineered strip) represented 78% of total sales for the three months ended March 31, 2014. Comparative information for our major high-value and standard products based on their percentages of our total sales is as follows:

	Three months ended March 31,
	2014	2013
High-Value Products
Nickel-based alloys and specialty alloys	25%	26%
Titanium and titanium alloys	15%	17%
Precision and engineered strip	14%	12%
Precision forgings, castings and components	14%	13%
Zirconium and related alloys	6%	5%
Grain-oriented electrical steel	4%	4%
Total High-Value Products	78%	77%
Standard Products
Specialty stainless sheet	9%	10%
Stainless steel sheet	10%	10%
Stainless steel plate	2%	2%
Other	1%	1%
Total Standard Products	22%	23%
Grand Total	100%	100%
Total titanium mill product shipments, including Uniti joint venture conversion, were 8.7 million pounds in the first quarter 2014, a 15% reduction in volume compared to the first quarter 2013, primarily due to lower project-based business.
Segment operating profit for the first quarter 2014 was $43.5 million, or 4.4% of sales, compared to $77.5 million, or 7.1% of sales for the first quarter 2013. The decrease in operating profit was primarily due to lower shipments associated with most of our high-value and standard products, lower base-selling prices for many products, and the impact of higher raw material costs for products with longer manufacturing cycle times not aligned with lower raw material indices/surcharges.

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
Results were also impacted by the strategic decision to use ATI-produced titanium sponge from our Rowley, UT production facility rather than lower cost titanium scrap to manufacture certain titanium products. The premium-quality (PQ) qualification process at Rowley remains on schedule. We have produced all of the sponge required as part of the PQ qualification process and this sponge is now being melted into mill products for further processing. The Rowley facility is an important part of our long-term titanium products growth strategy. Until the completion of the PQ qualification process, we will continue to assess the optimal production rates at Rowley based on market demand for standard and industrial quality titanium products. We expect that this strategic approach regarding Rowley production and the relative cost differential to titanium scrap to continue to negatively impact our operating results throughout 2014.
Segment operating profit for the first quarter 2014 in the High Performance Materials & Components segment was $69.1 million, or 14.3% of sales, compared to $75.0 million, or 13.9% of sales, for the first quarter 2013. The Flat Rolled Products segment operating loss for the first quarter 2014 was $25.6 million, or (5.1)% of sales, compared to segment operating profit of $2.5 million, or 0.4% of sales, for the first quarter 2013. Segment operating profit benefited from $30.2 million in cost reductions during the first quarter 2014.
The loss from continuing operations before tax for the first quarter 2014 was $26.0 million, or (2.6)% of sales, compared to income from continuing operations before tax of $14.8 million, or 1.3% of sales, for the first quarter 2013. Net loss from continuing operations attributable to ATI for the first quarter 2014 was $18.1 million, or $(0.17) per share, compared to net income from continuing operations attributable to ATI of $9.7 million, or $0.09 per share, for the first quarter 2013.
In the third quarter 2013, ATI announced the divestiture of its tungsten materials and iron castings businesses and the closure of its fabricated components business. These businesses are reported as discontinued operations for all periods presented. The tungsten materials business was sold in the fourth quarter 2013, and the iron castings business was held for sale as of the first quarter 2014. Results of discontinued operations for the first quarter 2014 were a net loss of $1.9 million, or $(0.02) per share, compared to net income of $0.3 million for the first quarter 2013.
The net loss attributable to ATI was $20.0 million, or $(0.19) per share, for the first quarter 2014, compared to net income attributable to ATI of $10.0 million, or $0.09 per share.
While the first quarter 2014 was challenging, business conditions improved as the quarter progressed. As we enter the second quarter, we are seeing meaningful signs of continued improvement. Our backlog at $1.8 billion is at its highest point in the last two years. Demand from the jet engine market is beginning to improve for both new builds and aftermarket spares. The oil & gas supply chain appears to be in better balance. The markets for flat-rolled stainless sheet and plate and grain-oriented electrical steel are improving and base price increases are being realized. In addition, demand from long-stalled project business is beginning to reappear.
For the first time in several years, we are beginning to see early signs of what appears to be sustainable improvement and demand growth from most of our end markets. Lead times are beginning to extend for many of our products, modest base-selling price increases are being realized, and raw material surcharges are moving in a positive direction. While these are early signs, they support our view that business conditions will continue to improve as we move through 2014. As a result of these trends, we expect to achieve at or near break-even results from continuing operations in the second quarter 2014, excluding HRPF start-up costs.
Business Segment Results
The High Performance Materials & Components and Flat Rolled Products business segments represented the following percentages of our total revenues and segment operating profit for the first three months of 2014 and 2013:

	2014		2013
	Revenue	Operating Profit (Loss)	Revenue	Operating Profit
High Performance Materials & Components	49%	159%	49%	97%
Flat Rolled Products	51%	(59)%	51%	3%

High Performance Materials & Components Segment
First quarter 2014 sales decreased 10% to $484.4 million compared to the first quarter 2013, primarily as a result of lower mill product shipments, lower base-selling prices for most products, and lower raw material surcharges. Sales of nickel-based and specialty alloys were 8% lower, and sales of titanium and titanium-related alloys were 17% lower than the first quarter 2013. Precision forgings, castings and components sales were 7% lower, while sales for zirconium and related alloys were 4% higher. Compared to the prior year first quarter, the segment was impacted by reduced demand from the jet engine aftermarket, aggressive inventory management in the aerospace supply chain, low demand for forgings from the construction and mining equipment market, and low demand for zirconium products from chemical processing industry markets. In addition, lower raw material indices and lower base-selling prices negatively affected sales.

Comparative information for our High Performance Materials & Components segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended March 31, 2014 and 2013 is as follows:

	Three Months Ended		Three Months Ended
Market	March 31, 2014		March 31, 2013
Aerospace:
Jet Engines	$154.8	32%	$171.9	32%
Airframes	93.1	19%	103.4	19%
Government	42.9	9%	52.4	10%
Total Aerospace	290.8	60%	327.7	61%
Oil & Gas/Chemical Process Industry	44.2	9%	46.6	9%
Medical	42.1	9%	49.4	9%
Electrical Energy	28.2	6%	38.4	7%
Defense	26.5	5%	23.4	4%
Construction/Mining	17.2	4%	15.0	3%
Transportation	13.1	3%	17.0	3%
Other	22.3	4%	22.6	4%
Total	$484.4	100%	$540.1	100%
International sales represented over 41% of total segment sales for the first quarter 2014. Comparative information for the High Performance Materials & Components segment’s major product categories, based on their percentages of sales for the three months ended March 31, 2014 and 2013, is as follows:

	Three Months Ended March 31,
	2014	2013
High-Value Products
Nickel-based alloys and specialty alloys	31%	31%
Titanium and titanium alloys	27%	30%
Precision forgings, castings and components	29%	28%
Zirconium and related alloys	13%	11%
Total High-Value Products	100%	100%
Segment operating profit in the first quarter 2014 decreased to $69.1 million, or 14.3% of total sales, compared to $75.0 million, or 13.9% of total sales, for the first quarter 2013 primarily as a result of lower shipments and lower selling prices, including the impact of higher raw material costs for products with longer manufacturing cycle times not aligned with falling raw material indices, and lower base-selling prices for some products. Segment results also continued to be negatively impacted by low operating rates at our Rowley, UT titanium sponge facility and by the strategic decision to use ATI-produced titanium sponge rather than lower cost titanium scrap to manufacture certain titanium products. Results benefited from $14.0 million in gross cost reductions in the first quarter 2014.

Flat Rolled Products Segment
First quarter 2014 sales decreased 10% compared to the first quarter 2013, to $502.9 million, primarily due to lower raw material surcharges and lower base-selling prices for most products. Shipments of high-value products increased 9% compared to the first quarter 2013, as shipments of our Precision Rolled Strip® and engineered strip products, nickel-based alloys and grain-oriented electrical steel increased. Shipments of standard stainless products decreased 5%. Average selling prices declined 15% for high-value products and 9% for standard stainless products.
First quarter 2014 Flat Rolled Products segment titanium shipments, including Uniti joint venture conversion, were 2.4 million pounds, a 14% decrease compared to the first quarter 2013. Average base-selling prices remain near historically low levels for standard stainless products.

Comparative information for our Flat Rolled Products revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended March 31, 2014 and 2013 is as follows:

	Three Months Ended		Three Months Ended
Market	March 31, 2014		March 31, 2013
Oil & Gas/Chemical Process Industry	$117.6	23%	$145.1	26%
Automotive	95.3	19%	83.4	15%
Electrical Energy	77.6	15%	84.4	15%
Construction/Mining	57.8	12%	59.0	11%
Food Equipment & Appliances	53.9	11%	64.9	12%
Aerospace & Defense	32.8	7%	41.9	8%
Electronics/Computers/Communication	31.2	6%	36.0	6%
Transportation	23.3	5%	29.7	5%
Medical	5.9	1%	7.1	1%
Other	7.5	1%	7.4	1%
Total	$502.9	100%	$558.9	100%
International sales represented almost 35% of total segment sales for the first quarter 2014. Comparative information for the Flat Rolled Products segment’s major product categories, based on their percentages of sales for the three months ended March 31, 2014 and 2013, is as follows:

	Three Months Ended March 31,
	2014	2013
High-Value Products
Precision and engineered strip	27%	24%
Nickel-based alloys and specialty alloys	19%	21%
Grain-oriented electrical steel	9%	7%
Titanium and titanium alloys	4%	5%
Total High-Value Products	59%	57%
Standard Products
Specialty stainless sheet	18%	20%
Stainless steel sheet	19%	19%
Stainless steel plate	4%	4%
Total Standard Products	41%	43%
Grand Total	100%	100%
Segment operating results for the first quarter 2014 were a loss of $25.6 million, or (5.1)% of sales, compared to segment operating profit of $2.5 million, or 0.4% of sales, for the first quarter 2013. The decrease in operating results was primarily due to lower shipment volumes, the impact of higher raw material costs not aligned with raw material surcharges, and lower base-selling prices for some products. Results benefited from $16.2 million in gross costs reductions in the first quarter 2014.
First quarter 2014 segment operating results included $8.3 million of charges for the market-based valuation of industrial titanium products. Results were also impacted by the strategic decision to use ATI-produced sponge rather than lower cost titanium scrap to manufacture certain standard and industrial quality titanium products. Segment results also included $2.3 million of start-up costs for the Hot-Rolling and Processing Facility (HRPF). Cold commissioning of the HRPF was completed in the first quarter 2014. We have begun the hot commissioning of the HRPF, which is on schedule to be completed in October 2014. We expect start-up costs of approximately $5 million in the second quarter 2014 and $30-35 million for the full 2014 fiscal year during the HRPF commissioning process.

Comparative shipment volume and average selling price information of the segment’s products for the three months ended March 31, 2014 and 2013 is provided in the following table:

	Three Months Ended March 31,		%
	2014	2013	Change
Volume (000’s pounds):
High value	122,769	113,023	9%
Standard	165,401	173,818	(5)%
Total	288,170	286,841	—%
Average prices (per lb.):
High value	$2.38	$2.80	(15)%
Standard	$1.25	$1.38	(9)%
Combined Average	$1.73	$1.94	(11)%
Corporate Items
Corporate expenses for the first quarter 2014 were $11.5 million, compared to $12.4 million in the first quarter 2013. The decrease in corporate expenses for the three month period ended March 31, 2014 was primarily the result of reduced performance-based incentive compensation expenses.
Interest expense, net of interest income, in the first quarter 2014 was $29.1 million, compared to net interest expense of $14.4 million in the first quarter 2013. The increase in interest expense was primarily due to reduced capitalized interest on major strategic capital projects and higher debt levels. Interest expense benefited from the capitalization of interest costs on major strategic capital projects of $2.3 million in the first quarter 2014 compared to $9.6 million in the first quarter 2013. The capitalized interest amounts are primarily related to the HRPF.
Closed company and other expenses for the first quarter 2014 were $5.0 million, compared to $3.4 million for the first quarter 2013. These items are presented primarily in selling and administrative expenses, and in other income in the consolidated statements of operations. The increase over the prior year was primarily related to an increase in environmental expenses associated with closed operations.
Retirement benefit expense, which includes pension expense and other postretirement expense, decreased to $23.9 million in the first quarter 2014, compared to $32.5 million in the first quarter 2013. Approximately 85% of 2014 retirement benefit expense is included in costs of sales, with the remainder included in selling and administrative expenses. The decrease in retirement benefit expense was primarily due to the utilization of a higher discount rate to value retirement benefit obligations.
Income Taxes
The first quarter 2014 benefit for income taxes was $10.0 million, or 38.5% of loss before tax, compared to the first quarter 2013 provision for income taxes of $3.5 million, or 23.6% of income before tax. The first three months of 2014 included discrete tax benefits of $2.2 million, primarily associated with adjustments to prior years’ taxes. The income tax provision for the three months ended March 31, 2013 included discrete tax benefits of $2.0 million primarily related to 2013 Federal tax law changes.
Financial Condition and Liquidity
We believe that internally generated funds, current cash on hand and available borrowings under existing credit facilities will be adequate to meet foreseeable liquidity needs, including the completion and commissioning of the HRPF and repayment of near-term debt maturities, including the 4.25% Convertible Senior Notes (Convertible Notes). If we needed to obtain additional financing using the credit markets, the cost and the terms and conditions of such borrowing may be influenced by our credit rating.

The Convertible Notes aggregate principal of $402.5 million are due June 1, 2014. The Convertible Notes are unsecured and unsubordinated obligations of the Company and rank equally with all of its existing and future senior unsecured debt. The Company does not have the right to redeem the Convertible Notes prior to the stated maturity date. Holders of the Convertible Notes have the option to convert their notes into shares of ATI common stock at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date (June 1, 2014). The initial conversion rate for the Convertible Notes is 23.9263 shares of ATI common stock per $1,000 (in whole dollars) principal amount of Convertible Notes (9,630,336 shares), equivalent to a conversion price of approximately $41.795 per share, subject to adjustment, as defined in the Convertible Notes. Other than receiving cash in lieu of fractional shares, holders do not have the option to receive cash instead of shares of common stock upon conversion. Accrued and unpaid interest that exists upon conversion of a Convertible Note will be deemed paid by the delivery of shares of ATI common stock and any applicable cash in lieu of fractional shares upon settlement of a conversion and no other cash payment or additional shares will be given to holders upon settlement of a conversion.
There were no outstanding borrowings made under the Company’s $400 million senior unsecured domestic credit facility expiring May 31, 2018 during the first three months of 2014, although approximately $7 million has been utilized to support the issuance of letters of credit. This credit facility requires the Company to maintain a leverage ratio (consolidated total indebtedness net of cash on hand in excess of $50 million, divided by consolidated earnings before interest, taxes, depreciation and amortization, and non-cash pension expense for the four prior fiscal quarters) of not greater than 4.0, which is reduced to 3.75 for the quarter ended March 31, 2015 and is then further reduced to 3.50 beginning with the quarter ended June 30, 2015 and for each fiscal quarter thereafter. The credit facility also requires the Company to maintain an interest coverage ratio (consolidated earnings before interest, taxes, and non-cash pension expense divided by interest expense) of not less than 2.0 for the quarter ended March 31, 2014 and for each fiscal quarter thereafter. At March 31, 2014, the leverage ratio was 1.91 and the interest coverage ratio was 5.57. Changes in our credit rating do not impact our access to, or the cost of, our existing credit facilities.  While we remain in compliance with the financial covenants of our senior unsecured domestic credit facility, we have several options should we need to address any financial covenant concerns.
We have no off-balance sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.
Cash Flow and Working Capital
For the three months ended March 31, 2014, cash flow used in operations was $56.9 million, including a $68.5 million investment in managed working capital associated with increased business activity. Cash used in investing activities was $108.9 million in the first three months of 2014, and included $71.1 million for the acquisition of Dynamic Flowform Corp., and $39.6 million of capital expenditures, primarily associated with the Flat Rolled Products segment’s HRPF. Cash used in financing activities was $23.3 million in the first three months of 2014 and consisted primarily of dividend payments of $19.3 million to ATI stockholders. At March 31, 2014, cash and cash equivalents on hand totaled $837.7 million, a decrease of $189.1 million from year end 2013. As of March 31, 2014, $207.2 million of cash and cash equivalents were held by our foreign subsidiaries.

As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable and gross inventories, less accounts payable. In measuring performance in controlling managed working capital, we exclude the effects of LIFO and other inventory valuation reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. At March 31, 2014, managed working capital decreased to 35.6% of annualized total ATI sales, including discontinued operations, compared to 39.4% of annualized sales at December 31, 2013. During the first three months of 2014, managed working capital increased by $68.5 million, to $1.5 billion. The increase in managed working capital from December 31, 2013 resulted from an $84.1 million increase in inventory and a $29.4 million increase in accounts receivable, partially offset by a $45.0 million increase in accounts payable. While accounts receivable balances increased during 2014, days sales outstanding, which measures actual collection timing for accounts receivable, improved when compared to year end 2013. Gross inventory turns, which exclude the effect of LIFO inventory valuation reserves, remained essentially unchanged at March 31, 2014 compared to year end 2013.

The components of managed working capital were as follows:

	March 31,	December 31,
(in millions)	2014	2013
Accounts receivable	$557.5	$528.2
Inventory	1,408.5	1,322.1
Accounts payable	(518.2)	(471.8)
Subtotal	1,447.8	1,378.5
Allowance for doubtful accounts	5.1	5.3
LIFO reserve	(20.4)	(29.4)
Inventory reserves	73.7	84.3
Corporate and other	4.7	2.7
Managed working capital of discontinued operations	4.1	5.1
Managed working capital	$1,515.0	1,446.5
Annualized prior 2 months sales	$4,259.9	$3,675.0
Managed working capital as a % of annualized sales	35.6%	39.4%
Change in managed working capital from December 31, 2013	$68.5
Capital Expenditures
We have significantly expanded and continue to expand our manufacturing capabilities to meet expected intermediate and long-term demand from the aerospace (engine and airframe), oil & gas, chemical process industry, electrical energy, and medical markets, especially for titanium and titanium-based alloys, nickel-based alloys and superalloys, specialty alloys, and zirconium and related alloys.
Our most significant ongoing capital expenditure project is the HRPF at our existing Flat Rolled Products segment Brackenridge, PA operations. This capital project, which is on schedule and on budget at $1.2 billion excluding capitalized interest costs, is designed to be the most powerful mill in the world for production of specialty materials. Cold commissioning of the HRPF was completed in the first quarter 2014. We have begun the hot commissioning of the HRPF, which is on schedule to be completed in October 2014. The HRPF is a critical part of our strategy to transform our flat rolled products business into a more competitive and profitable growth business. It is designed to significantly expand our product offering capabilities, shorten manufacturing cycle times, reduce inventory requirements, and improve the cost structure of our flat rolled products business. We expect to begin to realize these benefits in 2015. The HRPF is designed to provide unsurpassed manufacturing capability and versatility in the production of a wide range of flat-rolled specialty materials. We expect improved productivity, lower costs, and higher quality for our diversified product mix of flat-rolled specialty materials, including nickel-based and specialty alloys, titanium and titanium alloys, zirconium alloys, Precision Rolled Strip products, and stainless sheet and coiled plate products. The HRPF is also designed to produce high-strength carbon steel alloys.
Capital expenditures were $39.6 million for the first three months of 2014, primarily related to the HRPF project. We currently expect our 2014 capital expenditures to be approximately $300 million. Our objective is to fund these capital expenditures with cash on hand and cash flow generated from our operations and if needed, by using a portion of our $400 million unsecured domestic credit facility.

Debt
At March 31, 2014, we had $1,946.8 million in total outstanding debt, compared to $1,947.3 million at December 31, 2013.
In managing our overall capital structure, some of the measures on which we focus are net debt to total capitalization, which is the percentage of our debt, net of cash that may be available to reduce borrowings, to our total invested and borrowed capital, and total debt to total capitalization, which excludes cash balances. Net debt as a percentage of total capitalization was 27.9% at March 31, 2014, compared to 24.1% at December 31, 2013. The net debt to total capitalization was determined as follows:

($ in millions)	March 31, 2014	December 31, 2013
Total debt	$1,946.8	$1,947.3
Less: Cash	(837.7)	(1,026.8)
Net debt	$1,109.1	$920.5
Net debt	$1,109.1	$920.5
Total ATI stockholders' equity	2,866.3	2,894.2
Net ATI total capital	$3,975.4	$3,814.7
Net debt to ATI total capital	27.9%	24.1%
Total debt to total capitalization increased to 40.4% at March 31, 2014 from 40.2% at December 31, 2013.
Total debt to total capitalization was determined as follows:

($ in millions)	March 31, 2014	December 31, 2013
Total debt	$1,946.8	$1,947.3
Total ATI stockholders' equity	2,866.3	2,894.2
Total ATI capital	$4,813.1	$4,841.5
Total debt to total ATI capital	40.4%	40.2%
There were no outstanding borrowings made under the Company’s $400 million senior unsecured domestic credit facility expiring May 31, 2018 during the first three months of 2014, although approximately $7 million has been utilized to support the issuance of letters of credit. This credit facility requires the Company to maintain a leverage ratio (consolidated total indebtedness net of cash on hand in excess of $50 million, divided by consolidated earnings before interest, taxes, depreciation and amortization, and non-cash pension expense for the four prior fiscal quarters) of not greater than 4.0, which is reduced to 3.75 for the quarter ended March 31, 2015 and is then further reduced to 3.50 beginning with the quarter ended June 30, 2015 and for each fiscal quarter thereafter. The credit facility also requires the Company to maintain an interest coverage ratio (consolidated earnings before interest, taxes, and non-cash pension expense divided by interest expense) of not less than 2.0 for the quarter ended March 31, 2014 and for each fiscal quarter thereafter. At March 31, 2014, the leverage ratio was 1.91 and the interest coverage ratio was 5.57. The Company was in compliance with these required ratios during all applicable periods.
We have an additional, separate credit facility for the issuance of letters of credit. As of March 31, 2014, $32 million in letters of credit were outstanding under this facility.
In addition, STAL, the Company’s Chinese joint venture company in which ATI has a 60% interest, has a 205 million renminbi (approximately $33 million at March 31, 2014 exchange rates) revolving credit facility with a group of banks, which expires in August 2014. This credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners. As of March 31, 2014, there were no borrowings under this credit facility.
Dividends
A regular quarterly dividend of $0.18 per share of common stock was paid on March 26, 2014 to stockholders of record at the close of business on March 12, 2014. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate.

Critical Accounting Policies
Inventory
At March 31, 2014, we had net inventory of $1,408.5 million. Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO) and average cost methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold. Generally, over time based on overall inflationary trends in raw materials, labor and overhead costs, the use of the LIFO inventory valuation method will result in a LIFO inventory valuation reserve, as the higher current period costs are included in cost of sales and the balance sheet carrying value of inventory is reduced.
The prices for many of the raw materials we use have been extremely volatile during the past several years. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a rise in raw material costs has a negative effect on our operating results by increasing cost of sales while lowering the carrying value of inventory, while, conversely, a fall in material costs results in a benefit to operating results by reducing cost of sales and increasing the inventory carrying value. For example, in 2013 and 2012, the effect of falling raw material costs on our LIFO inventory valuation method resulted in cost of sales from continuing operations which were $80.9 million and $75.6 million lower than would have been recognized had we utilized the FIFO methodology to value our inventory. However, in cases where inventory at FIFO cost is lower than the LIFO carrying value, a write-down of the inventory to market may be required, subject to a lower of cost or market evaluation.
Since the LIFO inventory valuation methodology is designed for annual determination, interim estimates of the annual LIFO valuation are required. We recognize the effects of the LIFO inventory valuation method on an interim basis by projecting the expected annual LIFO cost and allocating that projection to the interim quarters equally. These projections of annual LIFO inventory valuation reserve changes are updated quarterly and are evaluated based upon material, labor and overhead costs and projections for such costs at the end of the year plus projections regarding year end inventory levels.
In applying the lower of cost or market principle, market means current replacement cost, subject to a ceiling (market value shall not exceed net realizable value) and a floor (market shall not be less than net realizable value reduced by an allowance for a normal profit margin). We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting reserve, if any, is recognized as an expense in the period that the need for the reserve is identified. We recorded a $9 million increase to our cost of sales for changes in our LIFO inventory valuation method in the first three months of 2014 which was offset by a $9 million reduction in net realizable value reserves on the carrying value of LIFO-based inventory. First quarter 2014 results also included $8.3 million in inventory valuation charges related to the market-based valuation of industrial titanium products in the Flat Rolled Products segment.
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
Other Critical Accounting Policies
A summary of other significant accounting policies is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2013.
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

New Accounting Pronouncements Adopted
In January 2014, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) that require an entity to net its liability for unrecognized tax positions against a net operating loss carryforward, a similar tax loss or a tax credit carryforward when settlement in this manner is available under the tax law. The adoption of these changes had no impact on the consolidated financial statements.
In January 2014, the Company adopted changes issued by the FASB to the accounting for obligations resulting from joint and several liability arrangements. This guidance requires an entity that is joint and severally liable to measure the obligation as the sum of the amount the entity has agreed with co-obligors to pay and any additional amount it expects to pay on behalf of one or more co-obligors. Required disclosures include a description of the nature of the arrangement, how the liability arose, the relationship with co-obligors and the terms and conditions of the arrangement. The adoption of these changes had no impact on the consolidated financial statements.
In January 2014, the Company adopted changes issued by the FASB to a parent entity’s accounting for the cumulative translation adjustment (CTA) upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The amendments specify that CTA should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For sales of an equity method investment that is a foreign entity, a pro rata portion of CTA attributable to the investment would be recognized in earnings when the investment is sold. When an entity sells either a part or all of its investment in a consolidated foreign entity, CTA would be recognized in earnings only if the sale results in the parent no longer having a controlling financial interest in the foreign entity. In addition, CTA should be recognized in earnings in a business combination achieved in stages (i.e., a step acquisition). The adoption of these changes had no impact on the consolidated financial statements.
Pending Accounting Pronouncements
In April 2014, the FASB issued changes to the criteria for reporting discontinued operations. Under the new criteria, a disposal of a component of an entity is required to be reported as discontinued operations only if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The current criteria that there be no significant continuing involvement in the operations of the component after the disposal transaction has been removed under the new guidance. The new guidance also requires the presentation of the assets and liabilities of a disposal group that includes a discontinued operation for each comparative period and requires additional disclosures about discontinued operations, including the major line items constituting the pretax profit or loss of the discontinued operation, certain cash flow information for the discontinued operation, expanded disclosures about an entity’s significant continuing involvement in a discontinued operation, and disclosures about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation. The provisions of the new guidance become effective for all disposals that occur for the Company beginning in fiscal year 2015. The Company does not anticipate a material impact to the consolidated financial statements upon adoption.
Forward-Looking and Other Statements
From time to time, we have made and may continue to make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements in this report relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results, performance or achievements to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: (a) material adverse changes in economic or industry conditions generally, including global supply and demand conditions and prices for our specialty metals; (b) material adverse changes in the markets we serve, including the aerospace and defense, oil and gas/chemical process industry, electrical energy, medical, automotive, construction and mining, and other markets; (c) our inability to achieve the level of cost savings, productivity improvements, synergies, growth or other benefits anticipated by management, from strategic investments and the integration of acquired businesses, whether due to significant increases in energy, raw materials or employee benefits costs, the possibility of project cost overruns or unanticipated costs and expenses, or other factors; (d) volatility of prices and availability of supply of the raw materials that are critical to the manufacture of our products; (e) declines in the value of our defined benefit pension plan assets or unfavorable changes in laws or regulations that govern pension plan funding; (f) significant legal proceedings or investigations adverse to us; and (g) other risk factors summarized in our Annual Report on Form 10-K for the year ended December 31, 2013, and in other reports filed with the Securities and Exchange Commission. We assume no duty to update our forward-looking statements.

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
At March 31, 2014, the outstanding financial derivatives used to hedge our exposure to energy cost volatility included both natural gas and electricity hedges. For natural gas, approximately 70% of our forecasted domestic requirements are hedged for 2014, approximately 35% for 2015, and approximately 5% for 2016. The net mark-to-market valuation of these outstanding natural gas hedges at March 31, 2014 was an unrealized pre-tax gain of $4.5 million, comprised of $4.2 million classified in prepaid expenses and other current assets, $0.4 million included in other long-term assets and $0.1 million in accrued liabilities. For the three months ended March 31, 2014, the effects of natural gas hedging activity decreased cost of sales by $2.3 million. For electricity usage in our Western Pennsylvania operations, we have hedged approximately 10% of our on-peak and off-peak forecasted requirements for 2014. The net mark-to-market valuation of the electricity hedges was an unrealized pre-tax gain of $0.3 million, which was comprised of $0.4 million classified in prepaid expenses and other current assets and $0.1 million in accrued liabilities on the balance sheet. For the three months ended March 31, 2014, the effects of electricity hedging activity decreased cost of sales by $0.7 million.
Volatility of Raw Material Prices. We use raw materials surcharge and index mechanisms to offset the impact of increased raw material costs; however, competitive factors in the marketplace can limit our ability to institute such mechanisms, and there can be a delay between the increase in the price of raw materials and the realization of the benefit of such mechanisms. For example, in 2013, we used approximately 100 million pounds of nickel; therefore, a hypothetical change of $1.00 per pound in nickel prices would result in increased costs of approximately $100 million. In addition, in 2013, we also used approximately 760 million pounds of ferrous scrap in the production of our flat-rolled products; a hypothetical change of $0.01 per pound would result in increased costs of approximately $8 million. While we enter into raw materials futures contracts from time-to-time to hedge exposure to price fluctuations, such as for nickel, we cannot be certain that our hedge position adequately reduces exposure. We believe that we have adequate controls to monitor these contracts, but we may not be able to accurately assess exposure to price volatility in the markets for critical raw materials.

The majority of our products are sold utilizing raw material surcharges and index mechanisms. However, as of March 31, 2014, we had entered into financial hedging arrangements primarily at the request of our customers related to firm orders for an aggregate amount of approximately 10% of our estimated annual nickel requirements. These nickel hedges extend to 2020. Any gain or loss associated with these hedging arrangements is included in cost of sales. At March 31, 2014, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax gain of $2.3 million, comprised of $2.1 million classified in prepaid expenses and other current assets, $1.7 million in other long-term assets, $0.8 million in accrued liabilities, and $0.7 million in other long-term liabilities on the balance sheet.

Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies expected to be received from our export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk. We may also enter into foreign currency forward contracts that are not designated as hedges, which are denominated in the same foreign currency in which export sales are denominated. At March 31, 2014, the outstanding financial derivatives, including both hedges and undesignated derivatives, that are used to manage our exposure to foreign currency, primarily euros, represented approximately 10% of our forecasted total international sales through 2017. In addition, we may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At March 31, 2014, the net mark-to-market valuation of the outstanding foreign currency forward contracts was a net liability of $12.7 million, of which $0.1 million is included in prepaid expenses and other current assets, $8.1 million in accrued liabilities and $4.7 million in other long-term liabilities on the balance sheet.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2014, and they concluded that these disclosure controls and procedures are effective.
(b) Changes in Internal Controls
There was no change in our internal controls over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2014 conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
A number of lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its currently or formerly owned businesses, including those pertaining to product liability, patent infringement, commercial, government contracting, employment, employee and retiree benefits, taxes, environmental, health and safety and occupational disease, and stockholder and corporate governance matters. Certain of such lawsuits, claims and proceedings are described in our Annual Report on Form 10-K for the year ended December 31, 2013, and addressed in Note 16 to the unaudited interim financial statements included herein. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.

In December 2008, the Environmental Protection Agency (EPA) sent a subsidiary of the Company a notice of violation (NOV) alleging violations of rules governing the management of hazardous wastes at the entity’s Albany, Oregon facility. In May 2010, the EPA sent a second NOV alleging additional violations of hazardous waste rules arising out of related circumstances, and a separate NOV to another subsidiary, which alleged violations of the hazardous waste rules at its Albany, Oregon facility. In December 2013, EPA filed a civil action against the Company relating to the NOVs, along with a Consent Decree requiring the Company to pay a civil penalty of $825,000 and to take other action.  The court approved the Consent Decree in March 2014 and this matter is resolved.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding the Company’s stock repurchases during the period covered by this report, comprising shares repurchased by ATI from employees to satisfy employee-owed taxes on share-based compensation.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2014	120,059	$32.29	—	$—
February 1-28, 2014	—	—	—	—
March 1-31, 2014	—	—	—	—
Total	120,059	$32.29	—	$—

Item 6.	Exhibits
(a) Exhibits

10.1	Form of Annual Incentive Plan (filed herewith).*

10.2	Form of 2014 Performance/Restricted Stock Award Agreement (filed herewith).*

10.3	Form of 2014 Total Shareholder Return Award Agreement (filed herewith).*

10.4	Form of 2014 Long Term Shareholder Value Award Agreement (filed herewith).*

10.5	Form of Amended and Restated Change in Control Severance Agreement (filed herewith).*

12.1	Computation of the Ratio of Earnings to Fixed Charges (filed herewith).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALLEGHENY TECHNOLOGIES INCORPORATED
(Registrant)

Date:	May 5, 2014	By	/s/ Patrick J. DeCourcy
Patrick J. DeCourcy
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date:	May 5, 2014	By	/s/ Karl D. Schwartz
Karl D. Schwartz
Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

10.1	Form of Annual Incentive Plan (filed herewith).*

10.2	Form of 2014 Performance/Restricted Stock Award Agreement (filed herewith).*

10.3	Form of 2014 Total Shareholder Return Award Agreement (filed herewith).*

10.4	Form of 2014 Long Term Shareholder Value Award Agreement (filed herewith).*

10.5	Form of Amended and Restated Change in Control Severance Agreement (filed herewith).*

12.1	Computation of the Ratio of Earnings to Fixed Charges (filed herewith).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Report.