Form 10-Q
period 2014-06-30
ALLEGHENY TECHNOLOGIES INC
filed 2014-08-04
CIK 1018963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At July 28, 2014, the registrant had outstanding 108,721,200 shares of its Common Stock.

ALLEGHENY TECHNOLOGIES INCORPORATED
SEC FORM 10-Q
Quarter Ended June 30, 2014

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Allegheny Technologies Incorporated and Subsidiaries
Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Current period unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$355.1	$1,026.8
Accounts receivable, net of allowances for doubtful accounts of $4.9 and $5.3 as of June 30, 2014 and December 31, 2013, respectively	650.9	528.2
Inventories, net	1,406.5	1,322.1
Prepaid expenses and other current assets	97.7	67.6
Current assets of discontinued operations	3.6	6.1
Total Current Assets	2,513.8	2,950.8
Property, plant and equipment, net	2,916.8	2,874.1
Cost in excess of net assets acquired	785.1	727.9
Other assets	352.0	342.0
Non-current assets of discontinued operations	3.2	3.7
Total Assets	$6,570.9	$6,898.5
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$556.3	$471.8
Accrued liabilities	298.5	310.9
Deferred income taxes	26.2	3.5
Short term debt and current portion of long-term debt	17.4	419.9
Current liabilities of discontinued operations	4.6	4.9
Total Current Liabilities	903.0	1,211.0
Long-term debt	1,520.7	1,527.4
Accrued postretirement benefits	425.3	442.4
Pension liabilities	355.8	368.2
Deferred income taxes	229.4	206.6
Other long-term liabilities	146.0	148.2
Total Liabilities	3,580.2	3,903.8
Redeemable noncontrolling interest	12.1	—
Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized-50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-109,695,171 shares at June 30, 2014 and December 31, 2013; outstanding- 108,722,026 shares at June 30, 2014 and 107,983,360 shares at December 31, 2013	11.0	11.0
Additional paid-in capital	1,156.6	1,185.9
Retained earnings	2,416.5	2,490.1
Treasury stock: 973,145 shares at June 30, 2014 and 1,711,811 shares at December 31, 2013	(44.2)	(79.6)
Accumulated other comprehensive loss, net of tax	(664.2)	(713.2)
Total ATI stockholders’ equity	2,875.7	2,894.2
Noncontrolling interests	102.9	100.5
Total Equity	2,978.6	2,994.7
Total Liabilities and Equity	$6,570.9	$6,898.5
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Sales	$1,119.0	$1,056.8	$2,106.3	$2,155.8
Costs and expenses:
Cost of sales	1,029.5	969.1	1,946.6	1,967.6
Selling and administrative expenses	65.7	67.1	133.4	139.5
Income before interest, other income and income taxes	23.8	20.6	26.3	48.7
Interest expense, net	(28.5)	(13.9)	(57.6)	(28.3)
Other income (expense), net	1.3	(0.2)	1.9	0.9
Income (loss) from continuing operations before income tax provision	(3.4)	6.5	(29.4)	21.3
Income tax provision (benefit)	(2.9)	0.6	(12.9)	4.1
Income (loss) from continuing operations	(0.5)	5.9	(16.5)	17.2
Income (loss) from discontinued operations, net of tax	(0.2)	0.7	(2.1)	1.0
Net income (loss)	(0.7)	6.6	(18.6)	18.2
Less: Net income attributable to noncontrolling interests	3.3	2.2	5.4	3.8
Net income (loss) attributable to ATI	$(4.0)	$4.4	$(24.0)	$14.4

Income (loss) per common share:
Basic
Continuing operations attributable to ATI per common share	$(0.03)	$0.04	$(0.20)	$0.13
Discontinued operations attributable to ATI per common share	—	—	(0.02)	—
Basic net income (loss) attributable to ATI per common share	$(0.03)	$0.04	$(0.22)	$0.13

Diluted
Continuing operations attributable to ATI per common share	$(0.03)	$0.04	$(0.20)	$0.13
Discontinued operations attributable to ATI per common share	—	—	(0.02)	—
Diluted net income (loss) attributable to ATI per common share	$(0.03)	$0.04	$(0.22)	$0.13
Dividends declared per common share	$0.18	$0.18	$0.36	$0.36

Amounts attributable to ATI common stockholders:
Income (loss) from continuing operations, net of tax	$(3.8)	$3.7	$(21.9)	$13.4
Income (loss) from discontinued operations, net of tax	(0.2)	0.7	(2.1)	1.0
Net income (loss)	$(4.0)	$4.4	$(24.0)	$14.4
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income (loss)	$(0.7)	$6.6	$(18.6)	$18.2
Currency translation adjustment
Unrealized net change arising during the period	7.7	4.5	4.4	(8.5)
Unrealized holding gain on securities
Net gain (loss) arising during the period	0.1	(0.1)	0.1	—
Derivatives
Net derivatives gain (loss) on hedge transactions	12.8	(16.0)	22.1	(2.9)
Reclassification to net income of net realized loss (gain)	(0.5)	0.5	1.6	1.2
Income taxes on derivative transactions	4.7	(6.1)	9.1	(0.7)
Total	7.6	(9.4)	14.6	(1.0)
Postretirement benefit plans
Amortization of net actuarial loss	22.0	33.5	44.0	67.0
Prior service cost
Amortization to net income of net prior service credits	(0.1)	(3.8)	(0.3)	(7.6)
Income taxes on postretirement benefit plans	8.4	11.4	16.8	22.9
Total	13.5	18.3	26.9	36.5
Other comprehensive income, net of tax	28.9	13.3	46.0	27.0
Comprehensive income	28.2	19.9	27.4	45.2
Less: Comprehensive income attributable to noncontrolling interests	2.2	4.1	2.4	6.2
Comprehensive income attributable to ATI	$26.0	$15.8	$25.0	$39.0
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six months ended June 30,
	2014	2013
Operating Activities:
Net income (loss)	$(18.6)	$18.2
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	87.5	96.9
Deferred taxes	10.5	57.1
Changes in operating asset and liabilities:
Inventories	(78.0)	31.6
Accounts receivable	(119.7)	(42.2)
Accounts payable	82.2	(54.2)
Retirement benefits	10.9	32.3
Accrued income taxes	(29.3)	(53.9)
Accrued liabilities and other	17.0	(27.8)
Cash provided by (used in) operating activities	(37.5)	58.0
Investing Activities:
Purchases of property, plant and equipment	(97.9)	(223.7)
Purchases of businesses, net of cash acquired	(92.5)	—
Asset disposals and other	2.1	0.5
Cash used in investing activities	(188.3)	(223.2)
Financing Activities:
Payments on long-term debt and capital leases	(403.4)	(5.9)
Net borrowings under credit facilities	—	0.6
Dividends paid to stockholders	(38.6)	(38.4)
Dividends paid to noncontrolling interests	—	(18.0)
Taxes on share-based compensation	—	2.6
Exercises of stock options and other	—	0.4
Shares repurchased for income tax withholding on share-based compensation	(3.9)	(6.6)
Cash used in financing activities	(445.9)	(65.3)
Decrease in cash and cash equivalents	(671.7)	(230.5)
Cash and cash equivalents at beginning of period	1,026.8	304.6
Cash and cash equivalents at end of period	$355.1	$74.1
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Statements of Changes in Consolidated Equity
(In millions, except per share amounts)
(Unaudited)

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, December 31, 2012	$11.0	$1,181.7	$2,427.6	$(111.3)	$(1,029.4)	$107.5	$2,587.1
Net income	—	—	14.4	—	—	3.8	18.2
Other comprehensive income	—	—	—	—	24.6	2.4	27.0
Cash dividends on common stock ($0.36 per share)	—	—	(38.4)	—	—	—	(38.4)
Dividends paid to noncontrolling interest	—	—	—	—	—	(18.0)	(18.0)
Employee stock plans	—	(6.6)	(14.5)	32.1	—	—	11.0
Balance, June 30, 2013	$11.0	$1,175.1	$2,389.1	$(79.2)	$(1,004.8)	$95.7	$2,586.9
Balance, December 31, 2013	$11.0	$1,185.9	$2,490.1	$(79.6)	$(713.2)	$100.5	$2,994.7
Net income (loss)	—	—	(24.0)	—	—	5.4	(18.6)
Other comprehensive income (loss)	—	—	—	—	49.0	(3.0)	46.0
Cash dividends on common stock ($0.36 per share)	—	—	(38.6)	—	—	—	(38.6)
Conversion of convertible notes	—	—	(0.5)	5.5	—	—	5.0
Employee stock plans	—	(29.3)	(10.5)	29.9	—	—	(9.9)
Balance, June 30, 2014	$11.0	$1,156.6	$2,416.5	$(44.2)	$(664.2)	$102.9	$2,978.6
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
Pending Accounting Pronouncements

In May 2014, the FASB issued changes to revenue recognition with customers. This update provides a five-step analysis of transactions to determine when and how revenue is recognized. An entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update will be effective for the Company beginning in fiscal year 2017. This update may be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
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
Note 2. Acquisition of Business
On February 7, 2014, the Company acquired 85% of Dynamic Flowform Corp. (“Dynamic Flowform”) for $72.9 million of cash consideration, net of cash acquired. The Dynamic Flowform acquisition is treated as an asset purchase for tax purposes. The holders of the 15% noncontrolling interest have a put option requiring the Company to purchase their equity interest (see Note 12 for additional explanation). The Company also incurred $0.7 million of pre-tax costs related to the acquisition, consisting primarily of professional fees, which were recorded in selling and administrative expenses in the six months ended June 30, 2014 consolidated statement of operations.
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
The purchase price allocation includes technology, trademarks and customer intangible assets of $21.4 million, which will be amortized over a 23 year weighted average life, and goodwill of $46.8 million, which is deductible for tax purposes. The final allocation of the purchase price was completed in the second quarter of 2014.
In addition, on June 12, 2014, the Company acquired Hanard Machine, Inc. (“Hanard”) for $20.2 million of cash consideration, net of cash acquired, including $19.6 million paid in the second quarter of 2014 and $0.6 million that is expected to be paid within the next twelve months. Located in Salem, OR, Hanard performs precision machining on parts and components made from titanium alloys, nickel-based alloys and superalloys, aluminum, specialty steel, and other ferrous and non-ferrous metals. The business operates as ATI Cast Products, Salem Operations, and is reported as a part of the High Performance Materials & Components segment from the date of the acquisition. Management expects this acquisition to expand the Company’s capabilities to produce finished specialty materials parts and components and reinforces the Company’s important aerospace supply chain role.  The preliminary purchase price allocation includes technology and customer intangible assets of $4.3 million, which will be amortized over a 20 year life, and goodwill of $8.0 million, which is deductible for tax purposes. The final allocation of the purchase price is expected to be completed by the end of the third quarter of 2014.
Pro forma financial information has not been included because these acquisitions did not meet certain significance thresholds individually or in the aggregate.
Note 3. Discontinued Operations
On November 4, 2013, the Company completed the sale of its tungsten materials business, which produces tungsten powder, tungsten heavy alloys, tungsten carbide materials, and carbide cutting tools. The operating results for this business have been included in discontinued operations in the Company's consolidated statement of operations for the three and six months ended June 30, 2013.
Also, during the third quarter of 2013, the Company completed a strategic review of its iron castings and fabricated components businesses. Based on current and forecasted results, these businesses were not projected to meet the Company’s long-term profitable growth and return on capital employed expectations resulting in the closure of the fabricated components business and planned divestiture of the iron casting business in 2013. In April 2014, the Company announced plans to close its iron castings business, as the divestiture of this business through a sale process on commercially acceptable terms was unlikely to be successful. Assuming an agreement to sell is not reached, the orderly wind-down of operations is expected to be completed by the end of the third quarter 2014 and is expected to result in $1.7 million of cash exit costs, primarily related to severance benefits, of which $1.2 million was recorded in the second quarter ended June 30, 2014, and the remainder to be recorded in the third quarter 2014 as part of the results of discontinued operations. Payment of cash exit costs is expected to be completed within one year of the closure date. The net assets of the fabricated components and iron casting businesses were classified as discontinued operations as of June 30, 2014 and December 31, 2013 and the operating results of these businesses have been included in discontinued operations in the Company's consolidated statements of operations for all periods presented.
The following table presents summarized operating results for these discontinued operations (in millions):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Sales	$6.4	$78.7	$11.6	$159.1
Income (loss) before income tax provision (benefit)	$(0.2)	$1.2	$(3.0)	$1.7
Note 4. Inventories
Inventories at June 30, 2014 and December 31, 2013 were as follows (in millions):

	June 30, 2014	December 31, 2013
Raw materials and supplies	$293.3	$277.6
Work-in-process	1,087.7	984.9
Finished goods	151.4	162.1
Total inventories at current cost	1,532.4	1,424.6
Adjustment from current cost to LIFO cost basis	(8.5)	29.4
Inventory valuation reserves	(51.4)	(84.3)
Progress payments	(66.0)	(47.6)
Total inventories, net	$1,406.5	$1,322.1
Inventories are stated at the lower of cost (last-in, first-out (“LIFO”), first-in, first-out (“FIFO”), and average cost methods) or market, less progress payments. Most of the Company’s inventory is valued utilizing the LIFO costing methodology. Inventory of the Company’s non-U.S. operations is valued using average cost or FIFO methods. The effect of using the LIFO methodology to value inventory, rather than FIFO, increased cost of sales by $37.9 million for the first six months of 2014, which was offset by a $35.0 million reduction in net realizable value reserves on the carrying value of LIFO-based inventory. The first six months of 2013 results included a $23.9 million decrease in cost of sales from using the LIFO costing methodology. The first six months of 2014 results included $13.1 million in inventory valuation charges related to the market-based valuation of industrial titanium products in the Flat Rolled Products segment.
Note 5. Property, Plant and Equipment
Property, plant and equipment at June 30, 2014 and December 31, 2013 was as follows (in millions):

	June 30, 2014	December 31, 2013
Land	$30.2	$30.2
Buildings	1,032.4	1,019.1
Equipment and leasehold improvements	3,618.0	3,526.0
	4,680.6	4,575.3
Accumulated depreciation and amortization	(1,763.8)	(1,701.2)
Total property, plant and equipment, net	$2,916.8	$2,874.1
The construction in progress portion of property, plant and equipment at June 30, 2014 was $111.1 million.

Note 6. Debt
Debt at June 30, 2014 and December 31, 2013 was as follows (in millions):

	June 30, 2014	December 31, 2013
Allegheny Technologies 5.875% Notes due 2023	$500.0	$500.0
Allegheny Technologies 5.95% Notes due 2021	500.0	500.0
Allegheny Technologies 4.25% Convertible Notes due 2014	—	402.5
Allegheny Technologies 9.375% Notes due 2019	350.0	350.0
Allegheny Ludlum 6.95% debentures due 2025	150.0	150.0
ATI Ladish Series B 6.14% Notes due 2016 (a)	12.1	18.2
ATI Ladish Series C 6.41% Notes due 2015 (b)	20.6	21.1
Domestic Bank Group $400 million unsecured credit facility	—	—
Foreign credit facilities	—	—
Industrial revenue bonds, due through 2020, and other	5.4	5.5
Total short-term and long-term debt	1,538.1	1,947.3
Short-term debt and current portion of long-term debt	17.4	419.9
Total long-term debt	$1,520.7	$1,527.4

(a)	Includes fair value adjustments of $0.7 million at June 30, 2014 and $1.0 million at December 31, 2013.

(b)	Includes fair value adjustments of $0.6 million at June 30, 2014 and $1.1 million at December 31, 2013.
On June 2, 2014, the Company repaid the remaining $397.5 million outstanding of the 4.25% Convertible Senior Notes (Convertible Notes). Holders of the Convertible Notes had the option to convert their notes into shares of ATI common stock at any time prior to the close of business on the second scheduled trading day immediately preceding the June 1, 2014 maturity date. Prior to the maturity date, $5.0 million of the Convertible Notes were converted into 120,476 shares of ATI common stock. The conversion rate for the Convertible Notes was 23.9263 shares of ATI common stock per $1,000 principal amount of Convertible Notes, equivalent to a conversion price of approximately $41.795 per share. Other than receiving cash in lieu of fractional shares, holders did not have the option to receive cash instead of shares of common stock upon conversion.
There were no outstanding borrowings made under the Company’s $400 million senior unsecured domestic credit facility expiring May 31, 2018 during the first six months of 2014, although approximately $5 million has been utilized to support the issuance of letters of credit. Under the terms of the facility, the Company may increase the size of the credit facility by up to $100 million without seeking further approval of the lending group. The facility includes a $200 million sublimit for the issuance of letters of credit. This credit facility requires the Company to maintain a leverage ratio (consolidated total indebtedness net of cash on hand in excess of $50 million, divided by consolidated earnings before interest, taxes, depreciation and amortization, and non-cash pension expense for the four prior fiscal quarters) of not greater than 4.0, which is reduced to 3.75 for the quarter ended March 31, 2015 and is then further reduced to 3.50 beginning with the quarter ended June 30, 2015 and for each fiscal quarter thereafter. The credit facility also requires the Company to maintain an interest coverage ratio (consolidated earnings before interest, taxes, and non-cash pension expense divided by interest expense) of not less than 2.0 for the quarter ended March 31, 2014 and for each fiscal quarter thereafter. At June 30, 2014, the leverage ratio was 2.06 and the interest coverage ratio was 4.61. The Company was in compliance with these required ratios during all applicable periods.
The Company has an additional separate credit facility for the issuance of letters of credit. As of June 30, 2014, $32 million in letters of credit were outstanding under this facility.
In addition, Shanghai STAL Precision Stainless Steel Company Limited (STAL), the Company’s Chinese joint venture company in which ATI has a 60% interest, has a 205 million renminbi (approximately $33 million at June 30, 2014 exchange rates) revolving credit facility with a group of banks, which expires August 8, 2014. Negotiations are ongoing to replace this credit facility upon expiration. This credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners. As of June 30, 2014, there were no borrowings under this credit facility.
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
The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of June 30, 2014, the Company had entered into financial hedging arrangements primarily at the request of its customers, related to firm orders, for an aggregate notional amount of approximately 10% of its estimated annual nickel requirements. These nickel hedges extend to 2020.
At June 30, 2014, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility included natural gas cost hedges for approximately 70% of its annual forecasted domestic requirements for 2014, approximately 80% for 2015, approximately 50% for 2016, and approximately 15% for 2017, and electricity hedges for Western Pennsylvania operations of approximately 10% of its forecasted on-peak and off-peak requirements for 2014.
While the majority of the Company’s direct export sales are transacted in U.S. dollars, foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk. The Company may also enter into foreign currency forward contracts that are not designated as hedges, which are denominated in the same foreign currency in which export sales are denominated. At June 30, 2014, the outstanding financial derivatives, including both hedges and undesignated derivatives, that are used to manage the Company’s exposure to foreign currency, primarily euros, represented approximately 10% of its forecasted total international sales through 2018. In addition, the Company may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions.
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

(in millions): Asset derivatives	Balance sheet location	June 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$0.2	$0.3
Nickel and other raw material contracts	Prepaid expenses and other current assets	7.1	0.1
Natural gas contracts	Prepaid expenses and other current assets	2.4	2.5
Electricity contracts	Prepaid expenses and other current assets	0.1	—
Nickel and other raw material contracts	Other assets	5.4	0.4
Natural gas contracts	Other assets	0.6	1.0
Total derivatives designated as hedging instruments		15.8	4.3
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	0.3	—
Total derivatives not designated as hedging instruments		0.3	—
Total asset derivatives		$16.1	$4.3
Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Natural gas contracts	Accrued liabilities	$0.5	$0.4
Nickel and other raw material contracts	Accrued liabilities	0.1	4.5
Foreign exchange contracts	Accrued liabilities	4.2	7.8
Electricity contracts	Accrued liabilities	0.1	0.5
Natural gas contracts	Other long-term liabilities	1.2	—
Foreign exchange contracts	Other long-term liabilities	1.7	5.4
Nickel and other raw material contracts	Other long-term liabilities	—	1.3
Total derivatives designated as hedging instruments		7.8	19.9
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accrued liabilities	0.2	1.7
Total derivatives not designated as hedging instruments		0.2	1.7
Total liability derivatives		$8.0	$21.6
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

Activity with regard to derivatives designated as cash flow hedges for the three and six month periods ended June 30, 2014 and 2013 was as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (a)		Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
Derivatives in Cash Flow	Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
Hedging Relationships	2014	2013	2014	2013	2014	2013
Nickel and other raw material contracts	$7.1	$(7.4)	$0.9	$(1.1)	$—	$—
Natural gas contracts	(1.0)	(1.9)	1.0	0.1	—	—
Electricity contracts	(0.1)	(0.1)	0.1	—	—	—
Foreign exchange contracts	1.9	(0.4)	(1.7)	0.6	—	—
Total	$7.9	$(9.8)	$0.3	$(0.4)	$—	$—

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (a)		Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
Derivatives in Cash Flow	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
Hedging Relationships	2014	2013	2014	2013	2014	2013
Nickel and other raw material contracts	$10.1	$(8.8)	$(0.8)	$(1.0)	$—	$—
Natural gas contracts	1.3	(0.3)	2.4	(0.9)	—	—
Electricity contracts	0.8	—	0.5	(0.2)	—	—
Foreign exchange contracts	1.4	7.3	(3.1)	1.3	—	—
Total	$13.6	$(1.8)	$(1.0)	$(0.8)	$—	$—

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
Assuming market prices remain constant with those at June 30, 2014, a gain of $3.0 million is expected to be recognized over the next 12 months.
The disclosures of gains or losses presented above for nickel and other raw material contracts and foreign currency contracts do not take into account the anticipated underlying transactions. Since these derivative contracts represent hedges, the net effect of any gain or loss on results of operations may be fully or partially offset.
Derivatives that are not designated as hedging instruments were as follows:

In millions	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated	Three months ended June 30,		Six months ended June 30,
as Hedging Instruments	2014	2013	2014	2013
Foreign exchange contracts	$0.9	$(0.4)	$1.1	$0.4
Changes in the fair value of foreign exchange contract derivatives not designated as hedging instruments are recorded in cost of sales.

Note 8. Fair Value of Financial Instruments
The estimated fair value of financial instruments at June 30, 2014 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$355.1	$355.1	$355.1	$—
Derivative financial instruments:
Assets	16.1	16.1	—	16.1
Liabilities	8.0	8.0	—	8.0
Debt	1,538.1	1,751.6	1,713.5	38.1
The estimated fair value of financial instruments at December 31, 2013 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$1,026.8	$1,026.8	$1,026.8	$—
Derivative financial instruments:
Assets	4.3	4.3	—	4.3
Liabilities	21.6	21.6	—	21.6
Debt	1,947.3	2,072.6	2,027.8	44.8
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
For the three month periods ended June 30, 2014 and 2013, the components of pension expense and components of other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013
Service cost - benefits earned during the year	$7.3	$10.0	$0.7	$0.8
Interest cost on benefits earned in prior years	33.4	30.3	6.0	5.6
Expected return on plan assets	(46.0)	(43.8)	(0.1)	(0.1)
Amortization of prior service cost (credit)	0.6	0.7	(0.7)	(4.5)
Amortization of net actuarial loss	18.5	29.2	3.5	4.3
Termination benefits	0.3	—	—	—
Total retirement benefit expense	$14.1	$26.4	$9.4	$6.1
For the six month periods ended June 30, 2014 and 2013, the components of pension expense and components of other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Six months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Service cost - benefits earned during the year	$14.7	$20.0	$1.4	$1.6
Interest cost on benefits earned in prior years	66.8	60.6	12.0	11.2
Expected return on plan assets	(92.1)	(87.6)	(0.1)	(0.2)
Amortization of prior service cost (credit)	1.2	1.5	(1.5)	(9.1)
Amortization of net actuarial loss	37.0	58.4	7.0	8.6
Termination benefits	0.3	—	—	—
Total retirement benefit expense	$27.9	$52.9	$18.8	$12.1
Other postretirement benefit costs for a defined contribution plan were $0.6 million and $1.3 million for the three and six months ended June 30, 2014.
Note 10. Income Taxes
Second quarter 2014 results included a benefit for income taxes of $2.9 million, or 85.3% of loss from continuing operations before income tax, compared to a provision of $0.6 million, or 9.2% of income from continuing operations before income tax, for the comparable period. Income taxes in the second quarter 2014 and 2013 included discrete tax benefits of $2.2 million and $2.6 million, respectively, primarily associated with adjustments to prior years’ taxes.
For the first six months of 2014, the benefit for income taxes was $12.9 million, or 43.9% of loss from continuing operations before income tax, compared to a provision of $4.1 million, or 19.2% of income from continuing operations before income tax, for the comparable period. The first six months of 2014 included a discrete tax benefit of $4.4 million, primarily associated with adjustments to prior years’ and foreign taxes. Excluding the discrete tax benefits, the effective tax rate for the first half 2014 was 29.2%. The first six months of 2013 included a discrete tax benefit of $4.6 million, primarily associated with adjustments to prior years’ taxes and 2013 Federal tax law changes.
For the three and six months ended June 30, 2014, the Company determined that it was unable to make a reliable estimate of the annual effective tax rate, as relatively small changes in projected results for either the Company’s domestic or international operations can produce a significant variation in its annual effective tax rate. Therefore, the Company recorded a tax benefit for the three and six months ended June 30, 2014 based on the actual effective rate for this period.
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

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Total sales:
High Performance Materials & Components	$531.4	$520.5	$1,035.5	$1,080.5
Flat Rolled Products	630.5	560.6	1,160.1	1,128.4
	1,161.9	1,081.1	2,195.6	2,208.9
Intersegment sales:
High Performance Materials & Components	17.3	16.4	37.0	36.3
Flat Rolled Products	25.6	7.9	52.3	16.8
	42.9	24.3	89.3	53.1
Sales to external customers:
High Performance Materials & Components	514.1	504.1	998.5	1,044.2
Flat Rolled Products	604.9	552.7	1,107.8	1,111.6
	$1,119.0	$1,056.8	$2,106.3	$2,155.8
Operating profit (loss):
High Performance Materials & Components	$85.1	$69.0	$154.2	$144.0
Flat Rolled Products	(19.9)	1.2	(45.5)	3.7
Total operating profit	65.2	70.2	108.7	147.7
Corporate expenses	(11.7)	(11.8)	(23.2)	(24.2)
Interest expense, net	(28.5)	(13.9)	(57.6)	(28.3)
Closed company and other expenses	(4.3)	(5.5)	(9.3)	(8.9)
Retirement benefit expense	(24.1)	(32.5)	(48.0)	(65.0)
Income (loss) from continuing operations before income taxes	$(3.4)	$6.5	$(29.4)	$21.3
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
Interest expense, net of interest income, in the second quarter 2014 was $28.5 million, compared to net interest expense of $13.9 million in the second quarter 2013. The increase in interest expense was primarily due to reduced capitalized interest and higher debt levels. Interest expense benefited from the capitalization of interest costs of $1.4 million in the second quarter 2014 compared to $10.6 million in the second quarter 2013. The decrease in capitalized interest is due to a lower construction in progress balance, primarily related to the Flat Rolled Products segment Hot-Rolling and Processing Facility.
Closed company and other expenses primarily includes charges incurred in connection with closed operations and other non-operating income or expense. These items are presented primarily in selling and administrative expenses and in other income in the statements of operations. These items resulted in net charges of $4.3 million for the three months ended June 30, 2014 and $5.5 million for the three months ended June 30, 2013.

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
The carrying amount of the redeemable noncontrolling interest approximates its maximum redemption value. Any subsequent change in maximum redemption value is adjusted through retained earnings. The redeemable noncontrolling interest was $12.1 million as of June 30, 2014, which was unchanged from the acquisition date value.
Note 13. Per Share Information
The following table sets forth the computation of basic and diluted income from continuing operations per common share:

	Three Months Ended		Six months ended
(in millions, except per share amounts):	June 30,		June 30,
	2014	2013	2014	2013
Numerator for basic income (loss) from continuing operations per common share –
Income (loss) from continuing operations attributable to ATI	$(3.8)	$3.7	$(21.9)	$13.4
Effect of dilutive securities:
4.25% Convertible Notes due 2014	—	—	—	—
Numerator for diluted income (loss) from continuing operations per common share –
Income (loss) from continuing operations available to ATI after assumed conversions	$(3.8)	$3.7	$(21.9)	$13.4
Denominator for basic net income per common share-weighted average shares	107.1	106.8	107.0	106.7
Effect of dilutive securities:
Share-based compensation	—	0.4	—	0.4
4.25% Convertible Notes due 2014	—	—	—	—
Denominator for diluted net income per common share – adjusted weighted average shares assuming conversions	107.1	107.2	107.0	107.1
Basic income (loss) from continuing operations attributable to ATI per common share	$(0.03)	$0.04	$(0.20)	$0.13
Diluted income (loss) from continuing operations attributable to ATI per common share	$(0.03)	$0.04	$(0.20)	$0.13
Common stock that would be issuable upon the assumed conversion of the 2014 Convertible Notes (prior to maturity on June 2, 2014) and other option equivalents and contingently issuable shares are excluded from the computation of contingently issuable shares, and therefore, from the denominator for diluted earnings per share, if the effect of inclusion is anti-dilutive. There were 7.0 million and 8.5 million anti-dilutive shares for the three and six month periods ended June 30, 2014, respectively, and 9.6 million anti-dilutive shares for the three and six month periods ended June 30, 2013.
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
Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
June 30, 2014

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$4.6	$25.4	$325.1	$—	$355.1
Accounts receivable, net	0.2	253.8	396.9	—	650.9
Intercompany notes receivable	—	—	2,377.5	(2,377.5)	—
Inventories, net	—	322.4	1,084.1	—	1,406.5
Prepaid expenses and other current assets	57.3	7.5	32.9	—	97.7
Current assets of discontinued operations	—	—	3.6	—	3.6
Total current assets	62.1	609.1	4,220.1	(2,377.5)	2,513.8
Property, plant and equipment, net	2.4	1,467.0	1,447.4	—	2,916.8
Cost in excess of net assets acquired	—	126.6	658.5	—	785.1
Intercompany notes receivable	—	—	200.0	(200.0)	—
Investment in subsidiaries	6,312.9	37.7	—	(6,350.6)	—
Other assets	24.6	29.5	297.9	—	352.0
Non-current assets of discontinued operations	—	—	3.2	—	3.2
Total assets	$6,402.0	$2,269.9	$6,827.1	$(8,928.1)	$6,570.9
Liabilities and stockholders’ equity:
Accounts payable	$3.9	$319.0	$233.4	$—	$556.3
Accrued liabilities	42.7	64.3	191.5	—	298.5
Intercompany notes payable	1,381.9	995.6	—	(2,377.5)	—
Deferred income taxes	26.2	—	—	—	26.2
Short-term debt and current portion of long-term debt	0.4	0.1	16.9	—	17.4
Current liabilities of discontinued operations	—	—	4.6	—	4.6
Total current liabilities	1,455.1	1,379.0	446.4	(2,377.5)	903.0
Long-term debt	1,350.8	150.4	19.5	—	1,520.7
Intercompany notes payable	—	200.0	—	(200.0)	—
Accrued postretirement benefits	—	173.7	251.6	—	425.3
Pension liabilities	311.2	5.3	39.3	—	355.8
Deferred income taxes	229.4	—	—	—	229.4
Other long-term liabilities	76.9	19.4	49.7	—	146.0
Total liabilities	3,423.4	1,927.8	806.5	(2,577.5)	3,580.2
Redeemable noncontrolling interest	—	—	12.1	—	12.1
Total stockholders’ equity	2,978.6	342.1	6,008.5	(6,350.6)	2,978.6
Total liabilities and stockholders’ equity	$6,402.0	$2,269.9	$6,827.1	$(8,928.1)	$6,570.9

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations and Comprehensive Income
For the three months ended June 30, 2014

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$513.8	$605.2	$—	$1,119.0
Cost of sales	14.8	525.2	489.5	—	1,029.5
Selling and administrative expenses	20.9	10.3	34.5	—	65.7
Income (loss) before interest, other income and income taxes	(35.7)	(21.7)	81.2	—	23.8
Interest income (expense), net	(28.6)	(11.2)	11.3	—	(28.5)
Other income (loss) including equity in income of unconsolidated subsidiaries	60.9	0.2	0.8	(60.6)	1.3
Income (loss) from continuing operations before income tax provision (benefit)	(3.4)	(32.7)	93.3	(60.6)	(3.4)
Income tax provision (benefit)	(2.9)	(11.8)	38.6	(26.8)	(2.9)
Income (loss) from continuing operations	(0.5)	(20.9)	54.7	(33.8)	(0.5)
Income (loss) from discontinued operations, net of tax	(0.2)	—	(0.2)	0.2	(0.2)
Net income (loss)	(0.7)	(20.9)	54.5	(33.6)	(0.7)
Less: Net income attributable to noncontrolling interests	—	—	3.3	—	3.3
Net income (loss) attributable to ATI	$(0.7)	$(20.9)	$51.2	$(33.6)	$(4.0)
Comprehensive income (loss) attributable to ATI	$28.2	$(18.8)	$60.2	$(43.6)	$26.0

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations and Comprehensive Income
For the six months ended June 30, 2014

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$941.7	$1,164.6	$—	$2,106.3
Cost of sales	27.1	964.8	954.7	—	1,946.6
Selling and administrative expenses	48.0	20.4	65.0	—	133.4
Income (loss) before interest, other income and income taxes	(75.1)	(43.5)	144.9	—	26.3
Interest income (expense), net	(57.1)	(21.8)	21.3	—	(57.6)
Other income (loss) including equity in income of unconsolidated subsidiaries	102.8	0.5	1.4	(102.8)	1.9
Income (loss) from continuing operations before income tax provision (benefit)	(29.4)	(64.8)	167.6	(102.8)	(29.4)
Income tax provision (benefit)	(12.9)	(23.1)	65.0	(41.9)	(12.9)
Income (loss) from continuing operations	(16.5)	(41.7)	102.6	(60.9)	(16.5)
Income (loss) from discontinued operations, net of tax	(2.1)	—	(2.1)	2.1	(2.1)
Net income (loss)	(18.6)	(41.7)	100.5	(58.8)	(18.6)
Less: Net income attributable to noncontrolling interests	—	—	5.4	—	5.4
Net income (loss) attributable to ATI	$(18.6)	$(41.7)	$95.1	$(58.8)	$(24.0)
Comprehensive income (loss) attributable to ATI	$27.4	$(37.6)	$102.7	$(67.5)	$25.0

Condensed Statements of Cash Flows
For the six months ended June 30, 2014

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(45.6)	$(196.9)	$205.0	$—	$(37.5)
Investing Activities:
Purchases of property, plant and equipment	—	(72.4)	(25.5)	—	(97.9)
Purchases of businesses, net of cash acquired	—	—	(92.5)	—	(92.5)
Net receipts/(payments) on intercompany activity	—	—	(766.5)	766.5	—
Asset disposals and other	—	1.5	0.6	—	2.1
Cash flows provided by (used in) investing activities	—	(70.9)	(883.9)	766.5	(188.3)
Financing Activities:
Payments on long-term debt and capital leases	(397.7)	—	(5.7)	—	(403.4)
Net receipts/(payments) on intercompany activity	486.8	279.7	—	(766.5)	—
Dividends paid to stockholders	(38.6)	—	—	—	(38.6)
Other	(3.9)	—	—	—	(3.9)
Cash flows provided by (used in) financing activities	46.6	279.7	(5.7)	(766.5)	(445.9)
Increase (decrease) in cash and cash equivalents	$1.0	$11.9	$(684.6)	$—	$(671.7)

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

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations and Comprehensive Income
For the three months ended June 30, 2013

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$475.8	$581.0	$—	$1,056.8
Cost of sales	18.6	468.5	482.0	—	969.1
Selling and administrative expenses	25.0	9.5	32.6	—	67.1
Income (loss) before interest, other income and income taxes	(43.6)	(2.2)	66.4	—	20.6
Interest expense, net	(16.5)	(14.7)	17.3	—	(13.9)
Other income (loss) including equity in income of unconsolidated subsidiaries	66.6	5.9	(8.7)	(64.0)	(0.2)
Income (loss) from continuing operations before income tax provision (benefit)	6.5	(11.0)	75.0	(64.0)	6.5
Income tax provision (benefit)	0.6	(0.7)	23.9	(23.2)	0.6
Income (loss) from continuing operations	5.9	(10.3)	51.1	(40.8)	5.9
Income (loss) from discontinued operations, net of tax	0.7	—	0.7	(0.7)	0.7
Net income (loss)	6.6	(10.3)	51.8	(41.5)	6.6
Less: Net income attributable to noncontrolling interests	—	—	2.2	—	2.2
Net income (loss) attributable to ATI	$6.6	$(10.3)	$49.6	$(41.5)	$4.4
Comprehensive income (loss) attributable to ATI	$19.9	$(10.2)	$52.8	$(46.7)	$15.8

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations and Comprehensive Income
For the six months ended June 30, 2013

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$952.9	$1,202.9	$—	$2,155.8
Cost of sales	36.1	935.2	996.3	—	1,967.6
Selling and administrative expenses	53.5	19.9	66.1	—	139.5
Income (loss) before interest, other income and income taxes	(89.6)	(2.2)	140.5	—	48.7
Interest expense, net	(28.2)	(17.3)	17.2	—	(28.3)
Other income (loss) including equity in income of unconsolidated subsidiaries	139.1	0.5	0.5	(139.2)	0.9
Income (loss) from continuing operations before income tax provision (benefit)	21.3	(19.0)	158.2	(139.2)	21.3
Income tax provision (benefit)	4.1	(3.2)	52.9	(49.7)	4.1
Income (loss) from continuing operations	17.2	(15.8)	105.3	(89.5)	17.2
Income (loss) from discontinued operations, net of tax	1.0	—	1.0	(1.0)	1.0
Net income (loss)	18.2	(15.8)	106.3	(90.5)	18.2
Less: Net income attributable to noncontrolling interests	—	—	3.8	—	3.8
Net income (loss) attributable to ATI	$18.2	$(15.8)	$102.5	$(90.5)	$14.4
Comprehensive income (loss) attributable to ATI	$45.2	$(15.6)	$92.8	$(83.4)	$39.0

Condensed Statements of Cash Flows
For the six months ended June 30, 2013

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(39.1)	$(86.7)	$208.1	$(24.3)	$58.0
Investing Activities:
Purchases of property, plant and equipment	(0.1)	(201.7)	(21.9)	—	(223.7)
Net receipts/(payments) on intercompany activity	—	—	(358.7)	358.7	—
Asset disposals and other	—	0.1	0.4	—	0.5
Cash flows provided by (used in) investing activities	(0.1)	(201.6)	(380.2)	358.7	(223.2)
Financing Activities:
Net receipts/(payments) on intercompany activity	78.7	280.0	—	(358.7)	—
Dividends paid to stockholders	(38.4)	—	(24.3)	24.3	(38.4)
Other	(3.7)	(0.1)	(23.1)	—	(26.9)
Cash flows provided by (used in) financing activities	36.6	279.9	(47.4)	(334.4)	(65.3)
Decrease in cash and cash equivalents	$(2.6)	$(8.4)	$(219.5)	$—	$(230.5)

The condensed consolidating statements of cash flows for the six months ended June 30, 2013 have been revised to reclassify intercompany activities between operating, investing and financing activities, rather than entirely as financing activities, as previously presented. These revisions increased (decreased) cash flows provided by (used in) the consolidating statements of cash flows as follows, in millions: operating activities for the Guarantor Parent, Subsidiary, Non-guarantor Subsidiaries and Eliminations, $(18.0), $(138.3), $180.6 and $(24.3), respectively; investing activities for the Non-guarantor Subsidiaries and Eliminations, $(358.7) and $358.7, respectively; and financing activities for the Guarantor Parent, Subsidiary, Non-guarantor Subsidiaries and Eliminations, $18.0, $138.3, $178.1 and $(334.4), respectively.

Note 15. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, for the three month period ended June 30, 2014 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Unrealized holding gains on securities		Derivatives		Total
Attributable to ATI:
Balance, March 31, 2014		$(705.5)		$13.8		$—		$(2.6)	$(694.3)
OCI before reclassifications		—		8.9		0.1		7.9	16.9
Amounts reclassified from AOCI	(a)	13.5	(b)	—	(b)	—	(c)	(0.3)	13.2
Net current-period OCI		13.5		8.9		0.1		7.6	30.1
Balance, June 30, 2014		$(692.0)		$22.7		$0.1		$5.0	$(664.2)
Attributable to noncontrolling interests:
Balance, March 31, 2014		$—	$	$25.3		$—		$—	$25.3
OCI before reclassifications		—		(1.2)		—		—	(1.2)
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		(1.2)		—		—	(1.2)
Balance, June 30, 2014		$—		$24.1		$—		$—	$24.1

The changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, for the six month period ended June 30, 2014 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Unrealized holding gains on securities		Derivatives		Total
Attributable to ATI:
Balance, December 31, 2013		$(718.9)		$15.3		$—		$(9.6)	$(713.2)
OCI before reclassifications		—		7.4		0.1		13.6	21.1
Amounts reclassified from AOCI	(a)	26.9	(b)	—	(b)	—	(c)	1.0	27.9
Net current-period OCI		26.9		7.4		0.1		14.6	49.0
Balance, June 30, 2014		$(692.0)		$22.7		$0.1		$5.0	$(664.2)
Attributable to noncontrolling interests:
Balance, December 31, 2013		$—	$	$27.1		$—		$—	$27.1
OCI before reclassifications		—		(3.0)		—		—	(3.0)
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		(3.0)		—		—	(3.0)
Balance, June 30, 2014		$—		$24.1		$—		$—	$24.1

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 9).

(b)	No amounts were reclassified to earnings.

(c)	Amounts were included in cost of goods sold in the period or periods the hedged item affects earnings (see Note 7).

The changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, for the three month period ended June 30, 2013 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Unrealized holding gains on securities		Derivatives		Total
Attributable to ATI:
Balance, March 31, 2013		$(1,011.8)		$(10.1)		$—		$5.7	$(1,016.2)
OCI before reclassifications		—		2.6		(0.1)		(9.8)	(7.3)
Amounts reclassified from AOCI	(a)	18.3	(b)	—	(b)	—	(c)	0.4	18.7
Net current-period OCI		18.3		2.6		(0.1)		(9.4)	11.4
Balance, June 30, 2013		$(993.5)		$(7.5)		$(0.1)		$(3.7)	$(1,004.8)
Attributable to noncontrolling interests:
Balance, March 31, 2013		$—		$24.2		$—		$—	$24.2
OCI before reclassifications		—		1.9		—		—	1.9
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		1.9		—		—	$1.9
Balance, June 30, 2013		$—		$26.1		$—		$—	$26.1

The changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, for the six month period ended June 30, 2013 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Unrealized holding gains on securities		Derivatives		Total
Attributable to ATI:
Balance, December 31, 2012		$(1,030.0)		$3.4		$(0.1)		$(2.7)	$(1,029.4)
OCI before reclassifications		—		(10.9)		—		(1.8)	(12.7)
Amounts reclassified from AOCI	(a)	36.5	(b)	—	(b)	—	(c)	0.8	37.3
Net current-period OCI		36.5		(10.9)		—		(1.0)	24.6
Balance, June 30, 2013		$(993.5)		$(7.5)		$(0.1)		$(3.7)	$(1,004.8)
Attributable to noncontrolling interests:
Balance, December 31, 2012		$—	$	$23.7		$—		$—	$23.7
OCI before reclassifications		—		2.4		—		—	2.4
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		2.4		—		—	2.4
Balance, June 30, 2013		$—		$26.1		$—		$—	$26.1

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 9).

(b)	No amounts were reclassified to earnings.

(c)	Amounts were included in cost of goods sold in the period or periods the hedged item affects earnings (see Note 7).

Reclassifications out of AOCI for the three and six month periods ended June 30, 2014 and June 30, 2013 were as follows:

	Amount reclassified from AOCI (c)
Details about AOCI Components (in millions)	Three months ended June 30, 2014	Three months ended June 30, 2013		Six months ended June 30, 2014	Six months ended June 30, 2013		Affected line item in the statements of operations
Postretirement benefit plans
Prior service (cost) credit	$0.1	$3.8	(a)	$0.3	$7.6	(a)
Actuarial losses	(22.0)	(33.5)	(a)	(44.0)	(67.0)	(a)
	(21.9)	(29.7)	(c)	(43.7)	(59.4)	(c)	Total before tax
	(8.4)	(11.4)		(16.8)	(22.9)		Tax provision (benefit)
	$(13.5)	$(18.3)		$(26.9)	$(36.5)		Net of tax
Derivatives
Nickel and other raw material contracts	$1.5	$(1.6)	(b)	$(1.3)	$(1.5)	(b)
Natural gas contracts	1.6	0.2	(b)	3.9	(1.5)	(b)
Electricity contracts	0.1	—	(b)	0.8	(0.3)	(b)
Foreign exchange contracts	(2.7)	0.9	(b)	(5.0)	2.1	(b)
	0.5	(0.5)	(c)	(1.6)	(1.2)	(c)	Total before tax
	0.2	(0.1)		(0.6)	(0.4)		Tax provision (benefit)
	$0.3	$(0.4)		$(1.0)	$(0.8)		Net of tax

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
At June 30, 2014, the Company’s reserves for environmental remediation obligations totaled approximately $16 million, of which $8 million was included in other current liabilities. The reserve includes estimated probable future costs of $4 million for federal Superfund and comparable state-managed sites; $9 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $2 million for owned or controlled sites at which Company operations have been discontinued; and $1 million for sites utilized by the Company in its ongoing operations. The Company continues to evaluate whether it may be able to recover a portion of past and future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate.

Based on currently available information, it is reasonably possible that costs for recorded matters may exceed the Company’s recorded reserves by as much as $11 million. However, future investigation or remediation activities may result in the discovery of additional hazardous materials, potentially higher levels of contamination than discovered during prior investigation, and may impact costs of the success or lack thereof in remedial solutions. Therefore, future developments, administrative actions or liabilities relating to environmental matters could have a material adverse effect on the Company’s consolidated financial condition or results of operations.
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
A number of other lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its currently and formerly owned businesses, including those pertaining to product liability, patent infringement, commercial, government contracting, construction, employment, employee and retiree benefits, taxes, environmental, health and safety and occupational disease, and stockholder and corporate governance matters. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s consolidated results of operations for that period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
ATI is one of the largest and most diversified specialty materials and components producers in the world. We use innovative technologies to offer global markets a wide range of specialty materials solutions. Our products include titanium and titanium alloys, nickel-based alloys and superalloys, zirconium and related alloys, advanced powder alloys, stainless and specialty steel alloys, grain-oriented electrical steel, forgings, castings, components, and machining capabilities. Our specialty materials are produced in a wide range of alloys and product forms and are selected for use in applications that demand metals having exceptional hardness, toughness, strength, resistance to heat, corrosion or abrasion, or a combination of these characteristics. We are a fully integrated supplier, from alloy development, to raw materials (for titanium sponge) to melting and hot-working (for other specialty alloy systems), through highly engineered finished components. Our strategic vision is to be an aligned and integrated specialty materials and components company. In conjunction with this initiative, in the first quarter of 2014, the High Performance Metals segment was renamed the High Performance Materials & Components segment. Individual business unit names within each segment were also changed to reflect their aligned and integrated product focus. There was no change to the business units that comprise each business segment or the manner in which resources are allocated and performance is assessed for the business units by management. Therefore, there was no change to business segment reporting as a result of this initiative.
Our second quarter 2014 results from continuing operations were sales of $1.119 billion and a net loss attributable to ATI of $3.8 million, or $(0.03) per share, compared to second quarter 2013 sales of $1.057 billion and net income attributable to ATI of $3.7 million, or $0.04 per share. Compared to the second quarter 2013, sales increased 2% in the High Performance Materials & Components business segment and 9% in the Flat Rolled Products business segment. For the first half of 2014, results from continuing operations were sales of $2.106 billion and a net loss attributable to ATI of $21.9 million, or $(0.20) per share, compared to first half 2013 sales of $2.156 billion and net income attributable to ATI of $13.4 million, or $0.13 per share. Compared to the first half of 2013, sales decreased 4% in the High Performance Materials & Components business segment and were flat in the Flat Rolled Products business segment. Operating results for the second quarter and first half of 2014 reflect higher shipment volumes for most products, which more than offset lower selling prices, and include the effects of raw material surcharges and index pricing mechanisms, compared to the second quarter and first half of 2013.

Demand from the global aerospace and defense, oil & gas/chemical process industry, electrical energy, and medical markets represented 67% of our sales for the three and six month periods ended June 30, 2014. Comparative information for our overall revenues (in millions) by market and their respective percentages of total revenues for the three and six month periods ended June 30, 2014 and 2013 were as follows:

	Three Months Ended		Three Months Ended
Market	June 30, 2014		June 30, 2013
Aerospace & Defense	$367.3	33%	$363.9	34%
Oil & Gas/Chemical Process Industry	208.6	19%	200.7	19%
Electrical Energy	119.0	10%	121.7	12%
Medical	56.6	5%	52.5	5%
Subtotal - Key Markets	751.5	67%	738.8	70%
Automotive	110.0	10%	91.2	9%
Food Equipment & Appliances	75.2	7%	63.7	6%
Construction/Mining	73.3	7%	69.9	7%
Transportation	47.2	4%	35.3	3%
Electronics/Computers/Communication	36.9	3%	35.2	3%
Conversion Services & Other	24.9	2%	22.7	2%
Total	$1,119.0	100%	$1,056.8	100%

	Six months ended		Six months ended
Market	June 30, 2014		June 30, 2013
Aerospace & Defense	$717.4	34%	$756.9	35%
Oil & Gas/Chemical Process Industry	370.4	17%	392.3	18%
Electrical Energy	224.7	11%	244.6	11%
Medical	104.6	5%	108.9	5%
Subtotal - Key Markets	1,417.1	67%	1,502.7	69%
Automotive	208.9	10%	176.7	8%
Construction/Mining	148.2	7%	143.9	7%
Food Equipment & Appliances	129.5	6%	128.9	6%
Transportation	83.6	4%	81.9	4%
Electronics/Computers/Communication	68.7	3%	71.5	3%
Conversion Services & Other	50.3	3%	50.2	3%
Total	$2,106.3	100%	$2,155.8	100%

For the second quarter 2014, international sales were $423 million and represented 38% of total sales, compared to $429 million or 41% of total sales for the second quarter 2013. Sales of our high-value products (titanium and titanium alloys, nickel-based alloys and specialty alloys, zirconium and related alloys, precision forgings, castings and components, grain-oriented electrical steel, precision and engineered strip) represented 76% of total sales for the three months ended June 30, 2014. Comparative information for our major high-value and standard products based on their percentages of our total sales is as follows:

	Three months ended June 30,
	2014	2013
High-Value Products
Nickel-based alloys and specialty alloys	26%	26%
Titanium and titanium alloys	14%	15%
Precision and engineered strip	13%	13%
Precision forgings, castings and components	13%	14%
Zirconium and related alloys	6%	6%
Grain-oriented electrical steel	4%	4%
Total High-Value Products	76%	78%
Standard Products
Specialty stainless sheet	12%	10%
Stainless steel sheet	9%	9%
Stainless steel plate and other	3%	3%
Total Standard Products	24%	22%
Grand Total	100%	100%
For the first half of 2014, international sales were $797 million and represented 38% of total sales, compared to $858 million or 40% of total sales for the first half of 2013. Sales of our high-value products (titanium and titanium alloys, nickel-based alloys and specialty alloys, zirconium and related alloys, precision forgings, castings and components, grain-oriented electrical steel, precision and engineered strip) represented 77% of total sales for the six months ended June 30, 2014. Comparative information for our major high-value and standard products based on their percentages of our total sales is as follows:

	Six months ended June 30,
	2014	2013
High-Value Products
Nickel-based alloys and specialty alloys	26%	25%
Titanium and titanium alloys	15%	16%
Precision forgings, castings and components	13%	14%
Precision and engineered strip	13%	12%
Zirconium and related alloys	6%	6%
Grain-oriented electrical steel	4%	4%
Total High-Value Products	77%	77%
Standard Products
Specialty stainless sheet	11%	10%
Stainless steel sheet	9%	9%
Stainless steel plate and other	3%	4%
Total Standard Products	23%	23%
Grand Total	100%	100%
Total titanium mill product shipments, including Uniti joint venture conversion, were 9.3 million pounds in the second quarter 2014, bringing the first half 2014 total to 18.0 million pounds. These volumes represent a 1% decrease compared to the second quarter 2013 and an 8% decrease compared to the first half of 2013, primarily due to lower project-based business.

Segment operating profit for the second quarter 2014 was $65.2 million, or 5.8% of sales, compared to $70.2 million, or 6.6% of sales for the second quarter 2013. Second quarter 2014 results included $28.9 million in LIFO inventory valuation reserve charges, predominantly in the Flat Rolled Products segment, which were largely offset by the reversal of the remaining $26.0 million of net realizable value inventory valuation reserves. Second quarter 2013 segment results included a $24.4 million LIFO inventory valuation reserve benefit. For the first half 2014, segment operating profit was $108.7 million, or 5.2% of sales, compared to $147.7 million, or 6.9% of sales for the first half 2013. Segment operating profit as a percentage of sales for the three and six month periods ended June 30, 2014 and 2013 was:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
High Performance Materials & Components	16.6%	13.7%	15.4%	13.8%
Flat Rolled Products	(3.3)%	0.2%	(4.1)%	0.3%
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
Second quarter 2014 results also included $4.0 million of Hot-Rolling and Processing Facility (HRPF) start-up costs, and $11.4 million of costs related to the Rowley titanium sponge facility Premium Quality (PQ) qualification process, including inventory valuation charges related to the market-based valuation of industrial titanium products, higher raw material costs due to the strategic decision to use ATI-produced titanium sponge rather than lower cost titanium units to manufacture certain titanium products, and higher production costs due to lower operating rates during the PQ qualification process.
The PQ qualification process at Rowley remains on schedule. We have melted all of the titanium sponge required as part of the PQ qualification process into mill products, which are now undergoing processing and quality testing. The Rowley facility is an important part of our long-term titanium products growth strategy. Until the completion of the PQ qualification process, we will continue to assess the optimal production rates at Rowley based on market demand for standard and industrial quality titanium products. We expect that this strategic approach regarding Rowley production and the relative cost differential to other titanium raw material sources to continue to adversely affect our operating results throughout 2014.
Segment operating profit for the second quarter 2014 in the High Performance Materials & Components segment was $85.1 million, or 16.6% of sales, compared to $69.0 million, or 13.7% of sales, for the second quarter 2013. The Flat Rolled Products segment operating loss for the second quarter 2014 was $19.9 million, or (3.3)% of sales, compared to segment operating profit of $1.2 million, or 0.2% of sales, for the first quarter 2013. Segment operating profit benefited from $41.3 million in cost reductions during the second quarter 2014.
The loss from continuing operations before tax for the second quarter 2014 was $3.4 million, or (0.3)% of sales, compared to income from continuing operations before tax of $6.5 million, or 0.6% of sales, for the second quarter 2013. Net loss from continuing operations attributable to ATI for the second quarter 2014 was $3.8 million, or $(0.03) per share, compared to net income from continuing operations attributable to ATI of $3.7 million, or $0.04 per share, for the second quarter 2013.
In the third quarter 2013, ATI announced the divestiture of its tungsten materials and iron castings businesses and the closure of its fabricated components business. These businesses are reported as discontinued operations for all periods presented. The tungsten materials business was sold in the fourth quarter 2013, and the iron castings business was held for sale as of the second quarter 2014. Assuming an agreement to sell this business is not reached, the orderly wind-down of the operations is expected to be completed by the end of the third quarter 2014. Results of discontinued operations for the second quarter 2014 were a net loss of $0.2 million compared to net income of $0.7 million for the second quarter 2013.
The net loss attributable to ATI was $4.0 million, or $(0.03) per share, for the second quarter 2014, compared to net income attributable to ATI of $4.4 million, or $0.04 per share for the second quarter 2013.
Segment operating profit in the High Performance Materials & Components segment for the first half 2014 was $154.2 million, or 15.4% of sales, compared to $144.0 million, or 13.8% or sales, for the first half 2013. Results for the Flat Rolled Products segment were a loss of $45.5 million, or (4.1)% of sales for the first half 2014, compared to segment operating profit of $3.7 million, or 0.3% or sales for the prior year period. The first half of 2014 results include $6.3 million of HRPF start-up costs and $26.2 million of Rowley titanium sponge PQ qualification costs.

The loss from continuing operations before tax for the first half 2014 was $29.4 million, or (1.4)% of sales, compared to income from continuing operations before tax of $21.3 million, or 1.0% of sales, for the first half 2013. Net loss from continuing operations attributable to ATI for the first half 2014 was $21.9 million, or $(0.20) per share, compared to net income from continuing operations attributable to ATI of $13.4 million, or $0.13 per share, for the first half 2013. Results of discontinued operations for the six months ended June 30, 2014 were a net loss of $2.1 million compared to net income of $1.0 million for the prior year to date period. The net loss attributable to ATI was $24.0 million, or $(0.22) per share, for the first half 2014, compared to net income attributable to ATI of $14.4 million, or $0.13 per share for the first half 2013.
We continued to see improvement in end market demand as we moved through the second quarter 2014. Demand from the jet engine market is improving for both new builds and aftermarket spares. Sales to the oil & gas market in the second quarter 2014 were 30% higher than in the first quarter. The markets for flat-rolled stainless sheet and plate and grain-oriented electrical steel continue to improve and modest base price increases are being realized on non-contract business. In addition, demand from global projects in the industrial titanium market is beginning to shows signs of modest improvement after a lengthy period of stagnation.
As we look ahead to the third quarter 2014, we expect business conditions to continue to improve, resulting in improved operating results before taking into account start-up and qualification costs and net inventory valuation charges. While these improving conditions are encouraging, we expect third quarter 2014 results to continue to be negatively impacted by start-up and qualification costs associated with our two strategic growth projects, namely HRPF and Rowley. HRPF start-up costs in the third quarter are expected to increase to approximately $12 million, pre-tax, as we accelerate the commissioning process. This compares to HRPF start-up costs of $2.3 million and $4.0 million in the first quarter and second quarter 2014, respectively. We expect that the third quarter 2014 will be impacted by approximately $6 million of costs as we continue the Rowley titanium sponge PQ program. In addition, based on current year-end forecasted raw material costs, we expect LIFO inventory valuation reserve charges of approximately $19 million, pre-tax, in both the third and fourth quarter 2014, which will not have an offsetting benefit from net realizable value inventory valuation reserves. The net impact of LIFO inventory valuation reserve charges and net realizable value inventory valuation reserve benefits was zero and $2.9 million in the first and second quarters 2014, respectively.
Business Segment Results
The High Performance Materials & Components and Flat Rolled Products business segments represented the following percentages of our total revenues and segment operating profit for the first six months of 2014 and 2013:

	2014		2013
	Revenue	Operating Profit (Loss)	Revenue	Operating Profit
High Performance Materials & Components	47%	142%	48%	97%
Flat Rolled Products	53%	(42)%	52%	3%
High Performance Materials & Components Segment
Second quarter 2014 sales increased 2.0% to $514.1 million compared to the second quarter 2013, primarily as a result of higher mill product shipments, which were partially offset by lower base-selling prices for most products, and lower raw material surcharges. Sales of nickel-based and specialty alloys were 13% higher than the second quarter 2013. Sales of titanium and titanium-related alloys were 3% lower than the second quarter 2013. Precision forgings, castings and components sales were 3% lower, while sales for zirconium and related alloys were 6% higher. Sales to the oil & gas market increased 33% compared to the prior year second quarter, marking the end of several quarters of supply chain rebalancing. Sales to the medical market increased 9%. Segment results for the second quarter 2014 continued to be impacted by inventory management actions in the aerospace supply chain, and by low demand for zirconium products from chemical processing industry markets. In addition, lower raw material indices and lower base-selling prices negatively affected sales. Demand from the jet engine market is improving for both new builds and aftermarket spares, and the aerospace supply chain appears to be in better balance.

Comparative information for our High Performance Materials & Components segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended June 30, 2014 and 2013 is as follows:

	Three Months Ended		Three Months Ended
Market	June 30, 2014		June 30, 2013
Aerospace:
Jet Engines	$155.9	30%	$163.0	32%
Airframes	96.1	19%	90.0	18%
Government	46.7	9%	52.3	11%
Total Aerospace	298.7	58%	305.3	61%
Medical	49.8	10%	45.5	9%
Oil & Gas/Chemical Process Industry	46.5	9%	40.8	8%
Electrical Energy	35.5	7%	39.6	8%
Defense	26.3	5%	24.1	5%
Construction/Mining	19.8	4%	16.5	3%
Transportation	12.2	2%	12.0	2%
Other	25.3	5%	20.3	4%
Total	$514.1	100%	$504.1	100%
International sales represented over 41% of total segment sales for the second quarter 2014. Comparative information for the High Performance Materials & Components segment’s major product categories, based on their percentages of sales for the three months ended June 30, 2014 and 2013, is as follows:

	Three Months Ended June 30,
	2014	2013
High-Value Products
Nickel-based alloys and specialty alloys	33%	30%
Precision forgings, castings and components	28%	30%
Titanium and titanium alloys	26%	27%
Zirconium and related alloys	13%	13%
Total High-Value Products	100%	100%
Segment operating profit in the second quarter 2014 increased to $85.1 million, or 16.6% of total sales, compared to $69.0 million, or 13.7% of total sales, for the second quarter 2013 primarily as a result of higher shipments and a $27.0 million benefit in the second quarter 2014 primarily associated with the reversal of our remaining LIFO-related net realizable value reserves recognized in the fourth quarter 2013, when the carrying value of our inventory as valued on the LIFO inventory accounting method exceeded replacement cost. Second quarter 2013 results included an $11.8 million LIFO benefit. Segment results continued to be negatively impacted by low operating rates at our Rowley, UT titanium sponge facility and by the strategic decision to use ATI-produced titanium sponge rather than lower cost titanium units to manufacture certain titanium products. Results benefited from $23.2 million in gross cost reductions in the second quarter 2014.
For the six months ended June 30, 2014, segment sales decreased 4.4%, to $998.5 million, compared to the first half 2013, primarily due to lower mill product shipments of titanium and titanium-related alloys and zirconium and related alloys, lower base-selling prices for most products, and lower raw material surcharges. Sales to the aerospace market were 7% lower than the prior year to date period.

Comparative information for our High Performance Materials & Components segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the six month periods ended June 30, 2014 and 2013 is as follows:

	Six Months Ended		Six Months Ended
Market	June 30, 2014		June 30, 2013
Aerospace:
Jet Engines	$310.7	31%	$334.9	32%
Airframes	189.2	19%	193.4	19%
Government	89.6	9%	104.7	10%
Total Aerospace	589.5	59%	633.0	61%
Medical	91.9	9%	94.8	9%
Oil & Gas/Chemical Process Industry	90.6	9%	87.4	8%
Electrical Energy	63.6	6%	78.0	7%
Defense	52.7	5%	47.5	5%
Construction/Mining	37.0	4%	31.6	3%
Transportation	25.4	3%	29.0	3%
Other	47.8	5%	42.9	4%
Total	$998.5	100%	$1,044.2	100%
International sales represented over 41% of total segment sales for the first half 2014. Comparative information for the High Performance Materials & Components segment’s major product categories, based on their percentages of sales for the six months ended June 30, 2014 and 2013, is as follows:

	Six Months Ended June 30,
	2014	2013
High-Value Products
Nickel-based alloys and specialty alloys	32%	31%
Precision forgings, castings and components	29%	29%
Titanium and titanium alloys	26%	28%
Zirconium and related alloys	13%	12%
Total High-Value Products	100%	100%
Segment operating profit for the first six months of 2014 increased to $154.2 million, or 15.4% of sales, compared to $144.0 million, or 13.8% of sales, for the comparable 2013 period. Results in 2014 include a $35.0 million benefit for the reversal of LIFO-related net realizable value reserves. Prior year results included an $11.8 million LIFO inventory valuation reserve benefit. Lower base selling prices and lower raw material surcharges also negatively impacted 2014 results. Cost reductions, before the effects of inflation, totaled $37.2 million for the first half of 2014.
Flat Rolled Products Segment
Second quarter 2014 sales increased 9% compared to the second quarter 2013, to $604.9 million, primarily due to higher shipments of both high-value and standard products. Shipments of high-value products increased 11% compared to the second quarter 2013, with shipments of our Precision Rolled Strip® and engineered strip products, and nickel-based alloys showing the largest increases. Shipments of standard stainless products increased 15%. Average selling prices declined 4% for high-value products and 1% for standard stainless products, as recent base price increases and increasing raw material surcharges have not reached the selling prices of the 2013 period. Second quarter 2014 Flat Rolled Products segment titanium shipments, including Uniti joint venture conversion, were 2.8 million pounds, an 8% decrease compared to the second quarter 2013.

Comparative information for our Flat Rolled Products revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended June 30, 2014 and 2013 is as follows:

	Three Months Ended		Three Months Ended
Market	June 30, 2014		June 30, 2013
Oil & Gas/Chemical Process Industry	$162.1	27%	$160.0	29%
Automotive	106.1	17%	87.9	16%
Electrical Energy	83.5	14%	82.2	15%
Food Equipment & Appliances	73.9	12%	63.4	12%
Construction/Mining	53.4	9%	53.3	10%
Aerospace & Defense	42.4	7%	34.4	6%
Electronics/Computers/Communication	36.1	6%	34.3	6%
Transportation	35.0	6%	23.2	4%
Medical	6.8	1%	7.0	1%
Other	5.6	1%	7.0	1%
Total	$604.9	100%	$552.7	100%
International sales represented 35% of total segment sales for the second quarter 2014. Comparative information for the Flat Rolled Products segment’s major product categories, based on their percentages of sales for the three months ended June 30, 2014 and 2013, is as follows:

	Three Months Ended March 31,
	2014	2013
High-Value Products
Precision and engineered strip	24%	24%
Nickel-based alloys and specialty alloys	21%	22%
Grain-oriented electrical steel	8%	8%
Titanium and titanium alloys	5%	5%
Total High-Value Products	58%	59%
Standard Products
Specialty stainless sheet	22%	20%
Stainless steel sheet	16%	17%
Stainless steel plate	4%	4%
Total Standard Products	42%	41%
Grand Total	100%	100%
Segment operating results for the second quarter 2014 were a loss of $19.9 million, or (3.3)% of sales, compared to segment operating profit of $1.2 million, or 0.2% of sales, for the second quarter 2013. The decrease in operating results was primarily due to higher inventory costs. Second quarter 2014 segment operating results included a $29.9 million LIFO inventory valuation reserve charge, compared to a $12.6 million LIFO inventory valuation reserve benefit in the prior year quarter. Additionally, 2014 results included a major portion of the costs related to the Rowley, UT titanium sponge facility PQ qualification process, including $4.8 million of charges for the market-based valuation of industrial titanium products, as well as higher raw material costs due to the strategic decision to use ATI-produced titanium sponge rather than other lower cost titanium units to manufacture certain titanium products.
Segment results also included $4.0 million of HRPF start-up costs. HRPF cold commissioning began in the first quarter 2014 and progressed to hot commissioning and the start of operational integration in the second quarter 2014. Hot commissioning of the HRPF is expected to be completed in the fourth quarter 2014. We expect HRPF pre-tax start-up costs of approximately $12 million in the third quarter 2014 as the pace of the hot commissioning process accelerates. We continue to expect $30-$35 million in start-up costs for the full year 2014. The HRPF is a critical part of our strategy to transform our flat rolled products business into a more competitive and consistently profitable business. It is designed to significantly expand our product offering capabilities, shorten manufacturing cycle times, reduce inventory requirements, and improve the cost structure of our flat rolled products business. We expect to begin to realize these benefits in 2015 upon the completion of the commissioning process.

Results benefited from $18.1 million in gross costs reductions in the second quarter 2014.

Comparative shipment volume and average selling price information of the segment’s products for the three months ended June 30, 2014 and 2013 is provided in the following table:

	Three Months Ended June 30,		%
	2014	2013	Change
Volume (000’s pounds):
High value	133,820	120,272	11%
Standard	193,699	168,946	15%
Total	327,519	289,218	13%
Average prices (per lb.):
High value	$2.60	$2.71	(4)%
Standard	$1.31	$1.33	(1)%
Combined Average	$1.84	$1.90	(3)%

For the six months ended June 30, 2014, segment sales were $1,107.8 million, approximately equal to first half 2013 sales of $1,111.6 million. Shipments of high-value products in the first half 2014 were 10% higher, and shipments of standard products were 5% higher. Average transaction prices, which include surcharges, were lower for standard products and most high-value products.

Comparative information for our Flat Rolled Products revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the six month periods ended June 30, 2014 and 2013 is as follows:

	Six Months Ended		Six Months Ended
Market	June 30, 2014		June 30, 2013
Oil & Gas/Chemical Process Industry	$279.8	25%	$304.8	27%
Automotive	201.4	18%	171.3	16%
Electrical Energy	161.1	15%	166.6	15%
Food Equipment & Appliances	127.6	12%	128.3	12%
Construction/Mining	111.2	10%	112.3	10%
Aerospace & Defense	75.3	7%	76.3	7%
Electronics/Computers/Communication	67.3	6%	70.2	6%
Transportation	58.3	5%	52.9	5%
Medical	12.7	1%	14.1	1%
Other	13.1	1%	14.8	1%
Total	$1,107.8	100%	$1,111.6	100%

International sales represented nearly 35% of total segment sales for the first six months of 2014. Comparative information for the Flat Rolled Products segment’s major product categories, based on their percentages of sales for the six months ended June 30, 2014 and 2013, is as follows:

	Six Months Ended June 30,
	2014	2013
High-Value Products
Precision and engineered strip	25%	24%
Nickel-based alloys and specialty alloys	20%	22%
Grain-oriented electrical steel	8%	7%
Titanium and titanium alloys	5%	5%
Total High-Value Products	58%	58%
Standard Products
Specialty stainless sheet	20%	20%
Stainless steel sheet	17%	18%
Stainless steel plate	5%	4%
Total Standard Products	42%	42%
Grand Total	100%	100%
Segment operating results for the first half 2014 were a loss of $45.5 million, or (4.1)% of sales, compared to segment operating profit of $3.7 million, or 0.3% of sales, for the first half 2013. The decrease in operating results was primarily due to higher inventory costs. The first half of 2014 segment operating results included a $37.9 million LIFO inventory valuation reserve charge, compared to a $12.1 million LIFO inventory valuation reserve benefit in the prior year period. Primarily due to significant raw material inflation, particularly for nickel, based on current estimates, we expect to record another $38 million in LIFO inventory valuation reserve charges ratably over the remainder of 2014 in the Flat Rolled Products segment. Additionally, first half 2014 segment results include $6.3 million in HRPF start-up costs, and a major portion of the costs related to the Rowley, UT titanium sponge facility PQ qualification process, including $13.1 million of charges for the market-based valuation of industrial titanium products, as well as higher raw material costs due to the strategic decision to use ATI-produced titanium sponge rather than other lower cost titanium units to manufacture certain titanium products. Results benefited from $34.3 million in gross costs reductions in the first half 2014.

Comparative shipment volume and average selling price information of the segment’s products for the six months ended June 30, 2014 and 2013 is provided in the following table:

	Six Months Ended June 30,		%
	2014	2013	Change
Volume (000’s pounds):
High value	256,589	233,295	10%
Standard	359,100	342,764	5%
Total	615,689	576,059	7%
Average prices (per lb.):
High value	$2.49	$2.75	(9)%
Standard	$1.28	$1.35	(5)%
Combined Average	$1.79	$1.92	(7)%
Corporate Items
Corporate expenses for the second quarter 2014 were $11.7 million, compared to $11.8 million in the second quarter 2013. For the six months ended June 30, 2014, corporate expenses were $23.2 million, compared to $24.2 million for the six months ended June 30, 2013. The decrease in corporate expenses for the six month period ended June 30, 2014 was primarily the result of reduced performance-based incentive compensation expenses.

Interest expense, net of interest income, in the second quarter 2014 was $28.5 million, compared to net interest expense of $13.9 million in the second quarter 2013. On a year-to-date basis, first half 2014 net interest expense was $57.6 million compared to $28.3 million for the first half of 2013. The increase in interest expense was primarily due to reduced capitalized interest on major strategic capital projects and higher debt levels. Interest expense benefited from the capitalization of interest costs on major strategic capital projects of $1.4 million in the second quarter 2014 compared to $10.6 million in the second quarter 2013. For the six months ended June 30, 2014 and 2013, capitalized interest was $3.6 million and $20.2 million, respectively. The capitalized interest amounts are primarily related to the HRPF.
Closed company and other expenses for the second quarter 2014 were $4.3 million, compared to $5.5 million for the second quarter 2013. For the six months ended June 30, 2014, other expenses were $9.3 million compared to $8.9 million for the comparable 2013 period. These items are presented primarily in selling and administrative expenses, and in other income in the consolidated statements of operations. The increase over the prior year for the six month period ended June 30, 2014 was primarily related to an increase in environmental expenses associated with closed operations.
Retirement benefit expense, which includes pension expense and other postretirement expense, decreased to $24.1 million in the second quarter 2014, compared to $32.5 million in the second quarter 2013. For the six months ended June 30, 2014, retirement benefit expense was $48.0 million, compared to $65.0 million for the six months ended June 30, 2013. Approximately 85% of 2014 retirement benefit expense is included in costs of sales, with the remainder included in selling and administrative expenses. The decrease in retirement benefit expense was primarily due to the utilization of a higher discount rate to value retirement benefit obligations.
Income Taxes
The second quarter 2014 benefit for income taxes was $2.9 million, or 85.3% of loss from continuing operations before income tax, compared to the second quarter 2013 provision for income taxes of $0.6 million, or 9.2% of income from continuing operations before income tax. Income taxes in the second quarter 2014 and 2013 included discrete tax benefits of $2.2 million and $2.6 million, respectively, primarily associated with adjustments to prior years’ taxes. For the first six months of 2014, the benefit for income taxes was $12.9 million, or 43.9% of loss from continuing operations before income tax, compared to a provision of $4.1 million, or 19.2% of income from continuing operations before income tax, for the comparable period. The first six months of 2014 included a discrete tax benefit of $4.4 million, primarily associated with adjustments to prior years’ and foreign taxes. Excluding the discrete tax benefits, the effective tax rate for the first half 2014 was 29.2%. The first six months of 2013 included a discrete tax benefit of $4.6 million, primarily associated with adjustments to prior years' taxes and 2013 Federal tax law changes.
Financial Condition and Liquidity
We believe that internally generated funds, current cash on hand and available borrowings under existing credit facilities will be adequate to meet foreseeable liquidity needs, including the completion and commissioning of the HRPF. If we needed to obtain additional financing using the credit markets, the cost and the terms and conditions of such borrowing may be influenced by our credit rating.
On June 2, 2014, the Company repaid the remaining $397.5 million outstanding of the 4.25% Convertible Senior Notes (Convertible Notes). Holders of the Convertible Notes had the option to convert their notes into shares of ATI common stock at any time prior to the close of business on the second scheduled trading day immediately preceding the June 1, 2014 maturity date. Prior to the maturity date, $5.0 million of the Convertible Notes were converted into 120,476 shares of ATI common stock. The conversion rate for the Convertible Notes was 23.9263 shares of ATI common stock per $1,000 principal amount of Convertible Notes, equivalent to a conversion price of approximately $41.795 per share. Other than receiving cash in lieu of fractional shares, holders did not have the option to receive cash instead of shares of common stock upon conversion.
There were no outstanding borrowings made under the Company’s $400 million senior unsecured domestic credit facility expiring May 31, 2018 during the first six months of 2014, although approximately $5 million has been utilized to support the issuance of letters of credit. This credit facility requires the Company to maintain a leverage ratio (consolidated total indebtedness net of cash on hand in excess of $50 million, divided by consolidated earnings before interest, taxes, depreciation and amortization, and non-cash pension expense for the four prior fiscal quarters) of not greater than 4.0, which is reduced to 3.75 for the quarter ended March 31, 2015 and is then further reduced to 3.50 beginning with the quarter ended June 30, 2015 and for each fiscal quarter thereafter. The credit facility also requires the Company to maintain an interest coverage ratio (consolidated earnings before interest, taxes, and non-cash pension expense divided by interest expense) of not less than 2.0 for the quarter ended March 31, 2014 and for each fiscal quarter thereafter. At June 30, 2014, the leverage ratio was 2.06 and the interest coverage ratio was 4.61. Changes in our credit rating do not impact our access to, or the cost of, our existing credit facilities.  While we remain in compliance with the financial covenants of our senior unsecured domestic credit facility, we have several options should we need to address any financial covenant concerns.
We have no off-balance sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.
Cash Flow and Working Capital
For the six months ended June 30, 2014, cash flow used in operations was $37.5 million, including a $127.6 million investment in managed working capital associated with increased business activity. Cash used in investing activities was $188.3 million in the first six months of 2014, and included $72.9 million for the acquisition of Dynamic Flowform Corp., $19.6 million for the acquisition of Hanard Machine, Inc., and $97.9 million of capital expenditures, primarily associated with the Flat Rolled Products segment’s HRPF. Cash used in financing activities was $445.9 million in the first six months of 2014 and consisted primarily of debt repayments of $403.4 million, including the June 2014 maturity of our convertible notes, and dividend payments of $38.6 million to ATI stockholders. At June 30, 2014, cash and cash equivalents on hand totaled $355.1 million, a decrease of $671.7 million from year end 2013. As of June 30, 2014, $213.5 million of cash and cash equivalents were held by our foreign subsidiaries.

As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable and gross inventories, less accounts payable. In measuring performance in controlling managed working capital, we exclude the effects of LIFO and other inventory valuation reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. At June 30, 2014, managed working capital decreased to 33.2% of annualized total ATI sales, including discontinued operations, compared to 39.4% of annualized sales at December 31, 2013. During the first six months of 2014, managed working capital increased by $127.6 million, to $1.6 billion. The increase in managed working capital from December 31, 2013 resulted from a $122.9 million increase in accounts receivable and an $87.3 million increase in inventory, partially offset by an $82.6 million increase in accounts payable. While accounts receivable balances increased during 2014, days sales outstanding, which measures actual collection timing for accounts receivable, improved compared to year end 2013. Gross inventory turns, which exclude the effect of LIFO inventory valuation reserves, remained unchanged at June 30, 2014 compared to year end 2013.
The components of managed working capital at June 30, 2014 and December 31, 2013 were as follows:

	June 30,	December 31,
(in millions)	2014	2013
Accounts receivable	$650.9	$528.2
Inventory	1,406.5	1,322.1
Accounts payable	(556.3)	(471.8)
Subtotal	1,501.1	1,378.5
Allowance for doubtful accounts	4.9	5.3
LIFO reserve	8.5	(29.4)
Inventory reserves	51.4	84.3
Corporate and other	4.5	2.7
Managed working capital of discontinued operations	3.7	5.1
Managed working capital	$1,574.1	1,446.5
Annualized prior 2 months sales	$4,734.8	$3,675.0
Managed working capital as a % of annualized sales	33.2%	39.4%
Change in managed working capital from December 31, 2013	$127.6
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
Our most significant ongoing capital expenditure project is the HRPF at our existing Flat Rolled Products segment Brackenridge, PA operations. The HRPF is designed to provide unsurpassed manufacturing capability and versatility in the production of a wide range of flat-rolled specialty materials. We expect improved productivity, lower costs, and higher quality for our diversified product mix of flat-rolled specialty materials, including nickel-based and specialty alloys, titanium and titanium alloys, zirconium alloys, Precision Rolled Strip products, and stainless sheet and coiled plate products. The HRPF is also designed to produce high-strength carbon steel alloys. This capital project, which is on schedule and on budget at $1.2 billion excluding capitalized interest costs, is designed to be the most powerful mill in the world for production of specialty materials. After placement into service at the end of 2013, cold commissioning, which began in the first quarter 2014, progressed to hot commissioning and the start of operational integration in the second quarter 2014. Hot commissioning of the HRPF continues on schedule and is expected to be completed in the fourth quarter 2014. The HRPF is a critical part of our strategy to transform our flat rolled products business into a more competitive and profitable business. It is designed to significantly expand our product offering capabilities, shorten manufacturing cycle times, reduce inventory requirements, and improve the cost structure of our flat rolled products business. We expect to begin to realize these benefits in 2015 upon the completion of the commissioning process.
Capital expenditures were $97.9 million for the first six months of 2014, primarily related to the HRPF project. We currently expect our 2014 capital expenditures to be approximately $300 million. Our objective is to fund these capital expenditures with cash on hand and cash flow generated from our operations and if needed, by using a portion of our $400 million unsecured domestic credit facility.
Debt
At June 30, 2014, we had $1,538.1 million in total outstanding debt, compared to $1,947.3 million at December 31, 2013.
In managing our overall capital structure, some of the measures on which we focus are net debt to total capitalization, which is the percentage of our debt, net of cash that may be available to reduce borrowings, to our total invested and borrowed capital, and total debt to total capitalization, which excludes cash balances. Net debt as a percentage of total capitalization was 29.1% at June 30, 2014, compared to 24.1% at December 31, 2013. The net debt to total capitalization was determined as follows:

($ in millions)	June 30, 2014	December 31, 2013
Total debt	$1,538.1	$1,947.3
Less: Cash	(355.1)	(1,026.8)
Net debt	$1,183.0	$920.5
Total ATI stockholders' equity	2,875.7	2,894.2
Net ATI total capital	$4,058.7	$3,814.7
Net debt to ATI total capital	29.1%	24.1%
Total debt to total capitalization decreased to 34.8% at June 30, 2014 from 40.2% at December 31, 2013.
Total debt to total capitalization was determined as follows:

($ in millions)	June 30, 2014	December 31, 2013
Total debt	$1,538.1	$1,947.3
Total ATI stockholders' equity	2,875.7	2,894.2
Total ATI capital	$4,413.8	$4,841.5
Total debt to total ATI capital	34.8%	40.2%
There were no outstanding borrowings made under the Company’s $400 million senior unsecured domestic credit facility expiring May 31, 2018 during the first six months of 2014, although approximately $5 million has been utilized to support the issuance of letters of credit. This credit facility requires the Company to maintain a leverage ratio (consolidated total indebtedness net of cash on hand in excess of $50 million, divided by consolidated earnings before interest, taxes, depreciation and amortization, and non-cash pension expense for the four prior fiscal quarters) of not greater than 4.0, which is reduced to 3.75 for the quarter ended March 31, 2015 and is then further reduced to 3.50 beginning with the quarter ended June 30, 2015 and for each fiscal quarter thereafter. The credit facility also requires the Company to maintain an interest coverage ratio (consolidated earnings before interest, taxes, and non-cash pension expense divided by interest expense) of not less than 2.0 for the quarter ended March 31, 2014 and for each fiscal quarter thereafter. At June 30, 2014, the leverage ratio was 2.06 and the interest coverage ratio was 4.61. The Company was in compliance with these required ratios during all applicable periods.
We have an additional, separate credit facility for the issuance of letters of credit. As of June 30, 2014, $32 million in letters of credit were outstanding under this facility.

In addition, STAL, the Company’s Chinese joint venture company in which ATI has a 60% interest, has a 205 million renminbi (approximately $33 million at June 30, 2014 exchange rates) revolving credit facility with a group of banks, which expires August 8, 2014. Negotiations are ongoing to replace this credit facility upon expiration. This credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners. As of June 30, 2014, there were no borrowings under this credit facility.
Dividends
A regular quarterly dividend of $0.18 per share of common stock was paid on June 18, 2014 to stockholders of record at the close of business on June 5, 2014. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate.
Critical Accounting Policies
Inventory
At June 30, 2014, we had net inventory of $1,406.5 million. Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO) and average cost methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold. Generally, over time based on overall inflationary trends in raw materials, labor and overhead costs, the use of the LIFO inventory valuation method will result in a LIFO inventory valuation reserve, as the higher current period costs are included in cost of sales and the balance sheet carrying value of inventory is reduced.
The prices for many of the raw materials we use have been extremely volatile during the past several years. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a rise in raw material costs has a negative effect on our operating results by increasing cost of sales while lowering the carrying value of inventory, while, conversely, a fall in material costs results in a benefit to operating results by reducing cost of sales and increasing the inventory carrying value. For example, in 2013 and 2012, the effect of falling raw material costs on our LIFO inventory valuation method resulted in cost of sales from continuing operations which were $80.9 million and $75.6 million, respectively, lower than would have been recognized had we utilized the FIFO methodology to value our inventory. However, in cases where inventory at FIFO cost is lower than the LIFO carrying value, a write-down of the inventory to market may be required, subject to a lower of cost or market evaluation.
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
In applying the lower of cost or market principle, market means current replacement cost, subject to a ceiling (market value shall not exceed net realizable value) and a floor (market shall not be less than net realizable value reduced by an allowance for a normal profit margin). We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting reserve, if any, is recognized as an expense in the period that the need for the reserve is identified. We recorded a $37.9 million increase to our cost of sales for changes in our LIFO inventory valuation method in the first six months of 2014 which was offset by a $35.0 million reduction in net realizable value reserves on the carrying value of LIFO-based inventory. The first six months of 2014 results also included $13.1 million in inventory valuation charges related to the market-based valuation of industrial titanium products in the Flat Rolled Products segment.
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
Pending Accounting Pronouncements

In May 2014, the FASB issued changes to revenue recognition with customers. This update provides a five-step analysis of transactions to determine when and how revenue is recognized. An entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update will be effective for the Company beginning in fiscal year 2017. This update may be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
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
Forward-Looking and Other Statements
From time to time, we have made and may continue to make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements in this report relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results, performance or achievements to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: (a) material adverse changes in economic or industry conditions generally, including global supply and demand conditions and prices for our specialty materials; (b) material adverse changes in the markets we serve, including the aerospace and defense, oil and gas/chemical process industry, electrical energy, medical, automotive, construction and mining, and other markets; (c) our inability to achieve the level of cost savings, productivity improvements, synergies, growth or other benefits anticipated by management, from strategic investments and the integration of acquired businesses, whether due to significant increases in energy, raw materials or employee benefits costs, the possibility of project cost overruns or unanticipated costs and expenses, or other factors; (d) volatility of prices and availability of supply of the raw materials that are critical to the manufacture of our products; (e) declines in the value of our defined benefit pension plan assets or unfavorable changes in laws or regulations that govern pension plan funding; (f) significant legal proceedings or investigations adverse to us; and (g) other risk factors summarized in our Annual Report on Form 10-K for the year ended December 31, 2013, and in other reports filed with the Securities and Exchange Commission. We assume no duty to update our forward-looking statements.

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
At June 30, 2014, the outstanding financial derivatives used to hedge our exposure to energy cost volatility included both natural gas and electricity hedges. For natural gas, approximately 70% of our forecasted domestic requirements are hedged for 2014, approximately 80% for 2015, approximately 50% for 2016, and approximately 15% for 2017. The net mark-to-market valuation of these outstanding natural gas hedges at June 30, 2014 was an unrealized pre-tax gain of $1.3 million, comprised of $2.4 million classified in prepaid expenses and other current assets, $0.6 million included in other long-term assets, $0.5 million in accrued liabilities, and $1.2 million in other long-term liabilities. For the three months ended June 30, 2014, the effects of natural gas hedging activity decreased cost of sales by $1.6 million. For electricity usage in our Western Pennsylvania operations, we have hedged approximately 10% of our on-peak and off-peak forecasted requirements for 2014. The net mark-to-market valuation of the electricity hedges remained unchanged as $0.1 million classified in prepaid expenses and other current assets was offset by $0.1 million in accrued liabilities on the balance sheet. For the three months ended June 30, 2014, the effects of electricity hedging activity decreased cost of sales by $0.1 million.
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

The majority of our products are sold utilizing raw material surcharges and index mechanisms. However, as of June 30, 2014, we had entered into financial hedging arrangements primarily at the request of our customers related to firm orders for an aggregate amount of approximately 10% of our estimated annual nickel requirements. These nickel hedges extend to 2020. Any gain or loss associated with these hedging arrangements is included in cost of sales. At June 30, 2014, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax gain of $12.4 million, comprised of $7.1 million classified in prepaid expenses and other current assets, $5.4 million in other long-term assets, and $0.1 million in accrued liabilities on the balance sheet.
Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies expected to be received from our export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk. We may also enter into foreign currency forward contracts that are not designated as hedges, which are denominated in the same foreign currency in which export sales are denominated. At June 30, 2014, the outstanding financial derivatives, including both hedges and undesignated derivatives, that are used to manage our exposure to foreign currency, primarily euros, represented approximately 10% of our forecasted total international sales through 2018. In addition, we may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At June 30, 2014, the net mark-to-market valuation of the outstanding foreign currency forward contracts was a net liability of $5.6 million, of which $0.5 million is included in prepaid expenses and other current assets, $4.4 million in accrued liabilities and $1.7 million in other long-term liabilities on the balance sheet.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2014, and they concluded that these disclosure controls and procedures are effective.
(b) Changes in Internal Controls
There was no change in our internal controls over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2014 conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
A number of lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its currently or formerly owned businesses, including those pertaining to product liability, patent infringement, commercial, government contracting, construction, employment, employee and retiree benefits, taxes, environmental, health and safety and occupational disease, and stockholder and corporate governance matters. Certain of such lawsuits, claims and proceedings are described in our Annual Report on Form 10-K for the year ended December 31, 2013, and addressed in Note 16 to the unaudited interim financial statements included herein. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.

Item 1A.	Risk Factors
The following is an update to, and should be read in conjunction with, Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Labor Matters. We have approximately 9,600 full-time employees. Approximately 50% of our workforce is covered by various collective bargaining agreements, predominantly with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (USW). At various times, our collective bargaining agreements with unions expire and are subject to renegotiation. Our collective bargaining agreements with the USW that cover approximately 2,200 Flat Rolled Products segment production, office and maintenance employees and approximately 200 employees in a High Performance Materials & Components segment Albany, Oregon facility will expire on June 30, 2015. Generally, collective bargaining agreements that expire may be terminated after notice by the union. After termination, the union may authorize a strike. A labor dispute, which could lead to a strike, lockout, or other work stoppage by the employees covered by one or more of the collective bargaining agreements, could have a material adverse effect on production at one or more of our facilities and, depending upon the length of such dispute or work stoppage, on our operating results. There can be no assurance that we will succeed in concluding collective bargaining agreements to replace those that expire.
Cyber Security Threats. Increased global information technology threats, security requirements, vulnerabilities, and a rise in sophisticated and targeted international computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. We believe that ATI faces the threat of such cyber attacks due to the markets we serve, the products we manufacture, the locations of our operations, and global interest in our technology. Due to the evolving nature of cyber security threats, the scope and impact of any incident cannot be predicted. We continually work to safeguard our systems and mitigate potential risks. Despite our efforts to protect sensitive information and confidential and personal data, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches. This could lead to disclosure, modification or destruction of proprietary and other key information, defective products, production downtimes, operational disruptions, and remediation costs, which in turn could adversely affect our reputation, competitiveness and results of operations.

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
ALLEGHENY TECHNOLOGIES INCORPORATED
(Registrant)

Date:	August 4, 2014	By	/s/ Patrick J. DeCourcy
Patrick J. DeCourcy
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date:	August 4, 2014	By	/s/ Karl D. Schwartz
Karl D. Schwartz
Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

12.1	Computation of the Ratio of Earnings to Fixed Charges (filed herewith).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document