Form 10-Q
period 2014-09-30
ALLEGHENY TECHNOLOGIES INC
filed 2014-10-31
CIK 1018963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At October 24, 2014, the registrant had outstanding 108,702,948 shares of its Common Stock.

ALLEGHENY TECHNOLOGIES INCORPORATED
SEC FORM 10-Q
Quarter Ended September 30, 2014

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Allegheny Technologies Incorporated and Subsidiaries
Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Current period unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$264.2	$1,026.8
Accounts receivable, net of allowances for doubtful accounts of $4.8 and $5.3 as of September 30, 2014 and December 31, 2013, respectively	623.7	528.2
Inventories, net	1,417.7	1,322.1
Prepaid expenses and other current assets	109.4	73.7
Total Current Assets	2,415.0	2,950.8
Property, plant and equipment, net	2,937.1	2,874.1
Cost in excess of net assets acquired	782.8	727.9
Other assets	368.3	345.7
Total Assets	$6,503.2	$6,898.5
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$482.7	$471.8
Accrued liabilities	305.7	315.8
Deferred income taxes	33.7	3.5
Short term debt and current portion of long-term debt	17.5	419.9
Total Current Liabilities	839.6	1,211.0
Long-term debt	1,509.1	1,527.4
Accrued postretirement benefits	420.5	442.4
Pension liabilities	348.4	368.2
Deferred income taxes	244.6	206.6
Other long-term liabilities	149.3	148.2
Total Liabilities	3,511.5	3,903.8
Redeemable noncontrolling interest	12.1	—
Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized-50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-109,695,171 shares at September 30, 2014 and December 31, 2013; outstanding- 108,711,001 shares at September 30, 2014 and 107,983,360 shares at December 31, 2013	11.0	11.0
Additional paid-in capital	1,161.9	1,185.9
Retained earnings	2,396.4	2,490.1
Treasury stock: 984,170 shares at September 30, 2014 and 1,711,811 shares at December 31, 2013	(44.5)	(79.6)
Accumulated other comprehensive loss, net of tax	(653.6)	(713.2)
Total ATI stockholders’ equity	2,871.2	2,894.2
Noncontrolling interests	108.4	100.5
Total Equity	2,979.6	2,994.7
Total Liabilities and Equity	$6,503.2	$6,898.5
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Sales	$1,069.6	$972.4	$3,175.9	$3,128.2
Costs and expenses:
Cost of sales	972.6	919.3	2,919.2	2,886.9
Selling and administrative expenses	68.7	70.6	202.1	210.1
Income (loss) before interest, other income and income taxes	28.3	(17.5)	54.6	31.2
Interest expense, net	(25.2)	(18.2)	(82.8)	(46.5)
Other income, net	1.0	0.4	2.9	1.3
Income (loss) from continuing operations before income taxes	4.1	(35.3)	(25.3)	(14.0)
Income tax provision (benefit)	0.5	(8.5)	(12.4)	(4.4)
Income (loss) from continuing operations	3.6	(26.8)	(12.9)	(9.6)
Loss from discontinued operations, net of tax	(0.7)	(5.4)	(2.8)	(4.4)
Net income (loss)	2.9	(32.2)	(15.7)	(14.0)
Less: Net income attributable to noncontrolling interests	3.6	1.6	9.0	5.4
Net loss attributable to ATI	$(0.7)	$(33.8)	$(24.7)	$(19.4)

Income (loss) per common share:
Basic
Continuing operations attributable to ATI per common share	$—	$(0.27)	$(0.20)	$(0.14)
Discontinued operations attributable to ATI per common share	(0.01)	(0.05)	(0.03)	(0.04)
Basic net loss attributable to ATI per common share	$(0.01)	$(0.32)	$(0.23)	$(0.18)

Diluted
Continuing operations attributable to ATI per common share	$—	$(0.27)	$(0.20)	$(0.14)
Discontinued operations attributable to ATI per common share	(0.01)	(0.05)	(0.03)	(0.04)
Diluted net loss attributable to ATI per common share	$(0.01)	$(0.32)	$(0.23)	$(0.18)
Dividends declared per common share	$0.18	$0.18	$0.54	$0.54

Amounts attributable to ATI common stockholders:
Income (loss) from continuing operations, net of tax	$—	$(28.4)	$(21.9)	$(15.0)
Loss from discontinued operations, net of tax	(0.7)	(5.4)	(2.8)	(4.4)
Net loss	$(0.7)	$(33.8)	$(24.7)	$(19.4)
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income (loss)	$2.9	$(32.2)	$(15.7)	$(14.0)
Currency translation adjustment
Unrealized net change arising during the period	(16.6)	12.4	(12.2)	3.9
Unrealized holding gain on securities
Net gain (loss) arising during the period	—	0.1	0.1	0.1
Derivatives
Net derivatives gain (loss) on hedge transactions	28.0	(18.1)	50.1	(21.0)
Reclassification to net income of net realized loss (gain)	(2.6)	4.3	(1.0)	5.5
Income taxes on derivative transactions	9.8	(5.3)	18.9	(6.0)
Total	15.6	(8.5)	30.2	(9.5)
Postretirement benefit plans
Amortization of net actuarial loss	22.1	33.5	66.1	100.5
Prior service cost
Amortization to net income of net prior service credits	(0.2)	(3.8)	(0.5)	(11.4)
Income taxes on postretirement benefit plans	8.5	11.4	25.3	34.3
Total	13.4	18.3	40.3	54.8
Other comprehensive income, net of tax	12.4	22.3	58.4	49.3
Comprehensive income (loss)	15.3	(9.9)	42.7	35.3
Less: Comprehensive income attributable to noncontrolling interests	5.4	1.7	7.8	7.9
Comprehensive income (loss) attributable to ATI	$9.9	$(11.6)	$34.9	$27.4
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine months ended September 30,
	2014	2013
Operating Activities:
Net loss	$(15.7)	$(14.0)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	131.6	143.5
Deferred taxes	15.0	76.1
Changes in operating asset and liabilities:
Inventories	(88.6)	126.7
Accounts receivable	(89.9)	(11.2)
Accounts payable	8.0	(77.4)
Retirement benefits	19.3	50.5
Accrued income taxes	(25.1)	(82.0)
Accrued liabilities and other	7.2	15.2
Cash provided by (used in) operating activities	(38.2)	227.4
Investing Activities:
Purchases of property, plant and equipment	(157.5)	(395.5)
Purchases of businesses, net of cash acquired	(92.5)	—
Asset disposals and other	1.9	0.8
Cash used in investing activities	(248.1)	(394.7)
Financing Activities:
Borrowings on long-term debt	—	500.0
Payments on long-term debt and capital leases	(414.7)	(17.0)
Net borrowings under credit facilities	—	(0.1)
Debt issuance costs	—	(5.2)
Dividends paid to stockholders	(57.8)	(57.7)
Dividends paid to noncontrolling interests	—	(18.0)
Taxes on share-based compensation	—	2.6
Exercises of stock options and other	0.1	0.4
Shares repurchased for income tax withholding on share-based compensation	(3.9)	(6.6)
Cash provided by (used in) financing activities	(476.3)	398.4
Increase (decrease) in cash and cash equivalents	(762.6)	231.1
Cash and cash equivalents at beginning of period	1,026.8	304.6
Cash and cash equivalents at end of period	$264.2	$535.7
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Statements of Changes in Consolidated Equity
(In millions, except per share amounts)
(Unaudited)

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, December 31, 2012	$11.0	$1,181.7	$2,427.6	$(111.3)	$(1,029.4)	$107.5	$2,587.1
Net income (loss)	—	—	(19.4)	—	—	5.4	(14.0)
Other comprehensive income	—	—	—	—	46.8	2.5	49.3
Cash dividends on common stock ($0.54 per share)	—	—	(57.7)	—	—	—	(57.7)
Dividends paid to noncontrolling interest	—	—	—	—	—	(18.0)	(18.0)
Employee stock plans	—	(0.5)	(14.6)	32.5	—	—	17.4
Balance, September 30, 2013	$11.0	$1,181.2	$2,335.9	$(78.8)	$(982.6)	$97.4	$2,564.1
Balance, December 31, 2013	$11.0	$1,185.9	$2,490.1	$(79.6)	$(713.2)	$100.5	$2,994.7
Net income (loss)	—	—	(24.7)	—	—	9.1	(15.6)
Other comprehensive income (loss)	—	—	—	—	59.6	(1.2)	58.4
Cash dividends on common stock ($0.54 per share)	—	—	(57.8)	—	—	—	(57.8)
Conversion of convertible notes	—	—	(0.5)	5.5	—	—	5.0
Employee stock plans	—	(24.0)	(10.7)	29.6	—	—	(5.1)
Balance, September 30, 2014	$11.0	$1,161.9	$2,396.4	$(44.5)	$(653.6)	$108.4	$2,979.6
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
ATI’s strategic vision is to be an aligned and integrated specialty materials and components company. In connection with this initiative, in the first quarter of 2014, the High Performance Metals segment was renamed the High Performance Materials & Components segment. Individual business unit names within each segment were also changed to reflect their aligned and integrated product focus. There was no change to the business units that comprise each business segment or the manner in which resources are allocated and performance is assessed for the business units by management. Therefore, there was no change to business segment reporting as a result of this initiative.
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
Note 2. Acquisition of Business
On February 7, 2014, the Company acquired 85% of Dynamic Flowform Corp. (“Dynamic Flowform”) for $72.9 million of cash consideration, net of cash acquired. The Dynamic Flowform acquisition is treated as an asset purchase for tax purposes. The holders of the 15% noncontrolling interest have a put option requiring the Company to purchase their equity interest (see Note 12 for additional explanation). The Company also incurred $0.7 million of pre-tax costs related to the acquisition, consisting primarily of professional fees, which were recorded in selling and administrative expenses in the nine months ended September 30, 2014 consolidated statement of operations.
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
In addition, on June 12, 2014, the Company acquired Hanard Machine, Inc. (“Hanard”) for $20.5 million of cash consideration, net of cash acquired, including $19.6 million paid in the first nine months of 2014 and $0.9 million that is expected to be paid within the next twelve months. Located in Salem, OR, Hanard performs precision machining on parts and components made from titanium alloys, nickel-based alloys and superalloys, aluminum, specialty steel, and other ferrous and non-ferrous metals. The business operates as ATI Cast Products, Salem Operations, and is reported as a part of the High Performance Materials & Components segment from the date of the acquisition. Management expects this acquisition to expand the Company’s capabilities to produce finished specialty materials parts and components and reinforces the Company’s important aerospace supply chain role.  The purchase price allocation includes technology and customer intangible assets of $4.3 million, which will be amortized over a 20 year life, and goodwill of $8.3 million, which is deductible for tax purposes. The final allocation of the purchase price is expected to be completed by the end of the fourth quarter of 2014.
Pro forma financial information has not been included because these acquisitions did not meet certain significance thresholds individually or in the aggregate.
Note 3. Discontinued Operations
On November 4, 2013, the Company completed the sale of its tungsten materials business, which produced tungsten powder, tungsten heavy alloys, tungsten carbide materials, and carbide cutting tools. The operating results for this business have been included in discontinued operations in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2013.
Also, during the third quarter of 2013, the Company completed a strategic review of its iron castings and fabricated components businesses. Based on the then-current and forecasted results, these businesses were not projected to meet the Company’s long-term profitable growth and return on capital employed expectations resulting in the closure of the fabricated components business and planned divestiture of the iron casting business in 2013. In April 2014, the Company announced plans to close its iron castings business, as the divestiture of this business through a sale process on commercially acceptable terms was unlikely to be successful. The orderly wind-down of operations was completed by the end of the third quarter 2014 and resulted in $1.7 million of cash exit costs in 2014, primarily related to severance benefits, of which $0.5 million was recorded in the third quarter and $1.2 million was recorded in the second quarter as part of the results of discontinued operations. Payment of cash exit costs is expected to be completed within the next twelve months. Results of discontinued operations for the third quarter of 2013 include $9.5 million pre-tax ($8.1 million after-tax) of charges, primarily non-cash asset impairment charges, associated with the iron castings and fabricated components divestitures. The operating results of these businesses have been included in discontinued operations in the Company’s consolidated statements of operations for all periods presented.
The following table presents summarized operating results for these discontinued operations (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Sales	$3.3	$77.6	$14.9	$236.7
Loss before income tax benefit	$(0.5)	$(7.1)	$(3.5)	$(5.4)
Note 4. Inventories
Inventories at September 30, 2014 and December 31, 2013 were as follows (in millions):

	September 30, 2014	December 31, 2013
Raw materials and supplies	$262.1	$277.6
Work-in-process	1,130.7	984.9
Finished goods	165.5	162.1
Total inventories at current cost	1,558.3	1,424.6
Adjustment from current cost to LIFO cost basis	(18.5)	29.4
Inventory valuation reserves	(54.5)	(84.3)
Progress payments	(67.6)	(47.6)
Total inventories, net	$1,417.7	$1,322.1
Inventories are stated at the lower of cost (last-in, first-out (“LIFO”), first-in, first-out (“FIFO”), and average cost methods) or market, less progress payments. Most of the Company’s inventory is valued utilizing the LIFO costing methodology. Inventory of the Company’s non-U.S. operations is valued using average cost or FIFO methods. The effect of using the LIFO methodology to value inventory, rather than FIFO, increased cost of sales by $47.9 million for the first nine months of 2014, which was offset by a $35.0 million reduction in net realizable value reserves on the carrying value of LIFO-based inventory. The first nine months of 2013 results included a $39.1 million decrease in cost of sales from using the LIFO costing methodology. The first nine months of 2014 results included $18.3 million in inventory valuation charges related to the market-based valuation of industrial titanium products in the Flat Rolled Products segment.
Note 5. Property, Plant and Equipment
Property, plant and equipment at September 30, 2014 and December 31, 2013 was as follows (in millions):

	September 30, 2014	December 31, 2013
Land	$30.0	$30.2
Buildings	1,035.4	1,019.1
Equipment and leasehold improvements	3,668.9	3,526.0
	4,734.3	4,575.3
Accumulated depreciation and amortization	(1,797.2)	(1,701.2)
Total property, plant and equipment, net	$2,937.1	$2,874.1
The construction in progress portion of property, plant and equipment at September 30, 2014 was $84.1 million.

Note 6. Debt
Debt at September 30, 2014 and December 31, 2013 was as follows (in millions):

	September 30, 2014	December 31, 2013
Allegheny Technologies 5.875% Notes due 2023	$500.0	$500.0
Allegheny Technologies 5.95% Notes due 2021	500.0	500.0
Allegheny Technologies 4.25% Convertible Notes due 2014	—	402.5
Allegheny Technologies 9.375% Notes due 2019	350.0	350.0
Allegheny Ludlum 6.95% debentures due 2025	150.0	150.0
ATI Ladish Series B 6.14% Notes due 2016 (a)	12.0	18.2
ATI Ladish Series C 6.41% Notes due 2015 (b)	10.4	21.1
Domestic Bank Group $400 million unsecured credit facility	—	—
Foreign credit facilities	—	—
Industrial revenue bonds, due through 2020, and other	4.2	5.5
Total short-term and long-term debt	1,526.6	1,947.3
Short-term debt and current portion of long-term debt	17.5	419.9
Total long-term debt	$1,509.1	$1,527.4

(a)	Includes fair value adjustments of $0.6 million at September 30, 2014 and $1.0 million at December 31, 2013.

(b)	Includes fair value adjustments of $0.4 million at September 30, 2014 and $1.1 million at December 31, 2013.
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
There were no outstanding borrowings made under the Company’s $400 million senior unsecured domestic credit facility ("credit facility") expiring May 31, 2018 as of September 30, 2014, although approximately $5.1 million has been utilized to support the issuance of letters of credit. The credit facility requires the Company to maintain a leverage ratio (consolidated total indebtedness net of cash on hand in excess of $50 million, divided by consolidated earnings before interest, taxes, depreciation and amortization, and non-cash pension expense for the four prior fiscal quarters) of not greater than 4.0. The credit facility also requires the Company to maintain an interest coverage ratio (consolidated earnings before interest, taxes and non-cash pension expense divided by interest expense) of not less than 2.0. At September 30, 2014, the leverage ratio was 2.13 and the interest coverage ratio was 4.62. The Company was in compliance with these required ratios during all applicable periods.
In October 2014, the Company amended the credit facility to modify the maximum leverage ratio and minimum interest coverage ratio permitted under the credit facility and to revise the calculation definitions for these two ratios. In addition, the Company amended the credit facility to provide for a springing lien on certain of the Company’s accounts receivable and inventory. This springing lien would become effective in the future if the Company’s credit ratings from both Standard & Poor’s and Moody’s are below investment grade, and would be subsequently released if the Company’s credit rating returns to investment grade from either rating agency, assuming no event of default condition existed. As amended, the credit facility requires the Company to maintain a leverage ratio (measured as consolidated total indebtedness net of cash on hand in excess of $50 million, divided by consolidated EBITDA, defined as earnings before interest, taxes, depreciation and amortization, and non-cash pension expense, with the definition of consolidated EBIT excluding any gain or loss attributable to sale or other dispositions of assets outside the ordinary course of business, for the four prior fiscal quarters) of not greater than 5.75 for the quarter ended December 31, 2014, 5.00 for the quarter ended March 31, 2015, 4.50 for the quarter ended June 30, 2015, 3.75 for the quarter ended September 30, 2015, and 3.50 for the quarter ended December 31, 2015 and for each fiscal quarter thereafter. The credit facility, as amended, also requires the Company to maintain an interest coverage ratio (consolidated EBITDA as calculated for the leverage ratio, divided by interest expense) of not less than 2.0 for the quarter ended December 31, 2014, 2.50 for the quarter ended March 31, 2015, 3.00 for the quarter ended June 30, 2015, 3.25 for the quarter ended September 30, 2015, and 3.50 for the quarter ended December 31, 2015 and for each fiscal quarter thereafter.

The Company has an additional separate credit facility for the issuance of letters of credit. As of September 30, 2014, $32 million in letters of credit were outstanding under this facility.
In addition, Shanghai STAL Precision Stainless Steel Company Limited (STAL), the Company’s Chinese joint venture company in which ATI has a 60% interest, had a 205 million renminbi (approximately $33 million at September 30, 2014 exchange rates) revolving credit facility with a group of banks, which expired on August 8, 2014. Replacement of the credit facility is currently under management review.
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
The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of September 30, 2014, the Company had entered into financial hedging arrangements primarily at the request of its customers, related to firm orders, for an aggregate notional amount of approximately 15% of its estimated annual nickel requirements. These nickel hedges extend to 2020.
At September 30, 2014, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility included natural gas cost hedges for approximately 80% of its annual forecasted domestic requirements for 2014, approximately 85% for 2015, approximately 65% for 2016, and approximately 20% for 2017, and electricity hedges for Western Pennsylvania operations of approximately 10% of its forecasted on-peak and off-peak requirements for 2014.
While the majority of the Company’s direct export sales are transacted in U.S. dollars, foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk. The Company may also enter into foreign currency forward contracts that are not designated as hedges, which are denominated in the same foreign currency in which export sales are denominated. At September 30, 2014, the outstanding financial derivatives, including both hedges and undesignated derivatives, that are used to manage the Company’s exposure to foreign currency, primarily euros, represented approximately 20% of its forecasted total international sales through 2018. In addition, the Company may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions.
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

(In millions) Asset derivatives	Balance sheet location	September 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$14.0	$0.3
Nickel and other raw material contracts	Prepaid expenses and other current assets	3.3	0.1
Natural gas contracts	Prepaid expenses and other current assets	0.3	2.5
Foreign exchange contracts	Other assets	20.5	—
Nickel and other raw material contracts	Other assets	2.4	0.4
Natural gas contracts	Other assets	0.4	1.0
Total derivatives designated as hedging instruments		40.9	4.3
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	4.8	—
Total derivatives not designated as hedging instruments		4.8	—
Total asset derivatives		$45.7	$4.3
Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Natural gas contracts	Accrued liabilities	$2.1	$0.4
Nickel and other raw material contracts	Accrued liabilities	2.1	4.5
Foreign exchange contracts	Accrued liabilities	—	7.8
Electricity contracts	Accrued liabilities	0.1	0.5
Natural gas contracts	Other long-term liabilities	2.1	—
Foreign exchange contracts	Other long-term liabilities	—	5.4
Nickel and other raw material contracts	Other long-term liabilities	1.0	1.3
Total derivatives designated as hedging instruments		7.4	19.9
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accrued liabilities	—	1.7
Total derivatives not designated as hedging instruments		—	1.7
Total liability derivatives		$7.4	$21.6
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

Activity with regard to derivatives designated as cash flow hedges for the three and nine month periods ended September 30, 2014 and 2013 was as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (a)		Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
Derivatives in Cash Flow	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
Hedging Relationships	2014	2013	2014	2013	2014	2013
Nickel and other raw material contracts	$(4.7)	$0.2	$1.3	$(1.3)	$—	$—
Natural gas contracts	(3.0)	0.1	—	(0.6)	—	—
Electricity contracts	(0.2)	(0.1)	(0.1)	—	—	—
Foreign exchange contracts	25.1	(11.3)	0.4	(0.7)	—	—
Total	$17.2	$(11.1)	$1.6	$(2.6)	$—	$—

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (a)		Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
Derivatives in Cash Flow	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
Hedging Relationships	2014	2013	2014	2013	2014	2013
Nickel and other raw material contracts	$5.4	$(8.6)	$0.5	$(2.3)	$—	$—
Natural gas contracts	(1.7)	(0.2)	2.4	(1.5)	—	—
Electricity contracts	0.6	(0.1)	0.4	(0.2)	—	—
Foreign exchange contracts	26.5	(4.0)	(2.7)	0.6	—	—
Total	$30.8	$(12.9)	$0.6	$(3.4)	$—	$—

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
Assuming market prices remain constant with those at September 30, 2014, a gain of $8.3 million is expected to be recognized over the next 12 months.
The disclosures of gains or losses presented above for nickel and other raw material contracts and foreign currency contracts do not take into account the anticipated underlying transactions. Since these derivative contracts represent hedges, the net effect of any gain or loss on results of operations may be fully or partially offset.
Derivatives that are not designated as hedging instruments were as follows:

(In millions)	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated	Three months ended September 30,		Nine months ended September 30,
as Hedging Instruments	2014	2013	2014	2013
Foreign exchange contracts	$3.1	$(0.7)	$4.2	$(0.3)
Changes in the fair value of foreign exchange contract derivatives not designated as hedging instruments are recorded in cost of sales.

Note 8. Fair Value of Financial Instruments
The estimated fair value of financial instruments at September 30, 2014 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$264.2	$264.2	$264.2	$—
Derivative financial instruments:
Assets	45.7	45.7	—	45.7
Liabilities	7.4	7.4	—	7.4
Debt	1,526.6	1,700.1	1,673.5	26.6
The estimated fair value of financial instruments at December 31, 2013 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$1,026.8	$1,026.8	$1,026.8	$—
Derivative financial instruments:
Assets	4.3	4.3	—	4.3
Liabilities	21.6	21.6	—	21.6
Debt	1,947.3	2,072.6	2,027.8	44.8
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
For the three month periods ended September 30, 2014 and 2013, the components of pension expense and components of other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013
Service cost - benefits earned during the year	$7.3	$10.0	$0.7	$0.8
Interest cost on benefits earned in prior years	33.4	30.3	6.0	5.6
Expected return on plan assets	(46.1)	(43.8)	(0.1)	(0.1)
Amortization of prior service cost (credit)	0.6	0.8	(0.8)	(4.6)
Amortization of net actuarial loss	18.5	29.2	3.6	4.3
Termination benefits	—	—	—	—
Total retirement benefit expense	$13.7	$26.5	$9.4	$6.0
For the nine month periods ended September 30, 2014 and 2013, the components of pension expense and components of other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Nine months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Service cost - benefits earned during the year	$22.0	$30.0	$2.1	$2.4
Interest cost on benefits earned in prior years	100.2	90.9	18.0	16.8
Expected return on plan assets	(138.2)	(131.4)	(0.2)	(0.3)
Amortization of prior service cost (credit)	1.8	2.3	(2.3)	(13.7)
Amortization of net actuarial loss	55.5	87.6	10.6	12.9
Termination benefits	0.3	—	—	—
Total retirement benefit expense	$41.6	$79.4	$28.2	$18.1
Other postretirement benefit costs for a defined contribution plan were $0.7 million and $2.0 million for the three months ended September 30, 2014 and 2013, respectively and $2.0 million for both nine month periods ended September 30, 2014 and 2013.
Note 10. Income Taxes
Third quarter 2014 results included a provision for income taxes of $0.5 million, or 12.2% of income from continuing operations before income tax, compared to a benefit of $8.5 million, or 24.1% of loss from continuing operations before income tax, for the 2013 comparable period. Income taxes in the third quarter 2014 and 2013 included discrete tax benefits of $3.4 million and $2.1 million, respectively, primarily associated with adjustments to prior years’ and foreign taxes.
For the first nine months of 2014, the benefit for income taxes was $12.4 million, or 49.0% of loss from continuing operations before income tax, compared to a benefit of $4.4 million, or 31.4% of loss from continuing operations before income tax, for the comparable 2013 period. The first nine months of 2014 included a discrete tax benefit of $7.8 million, primarily associated with adjustments to prior years’ and foreign taxes. Excluding the discrete tax benefits, the effective tax rate for the first nine months of 2014 was 18.4%. The first nine months of 2013 included a discrete tax benefit of $6.7 million, primarily associated with adjustments to prior years’ taxes and 2013 Federal tax law changes.

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

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Total sales:
High Performance Materials & Components	$527.1	$481.2	$1,562.6	$1,561.7
Flat Rolled Products	587.0	515.6	1,747.1	1,644.0
	1,114.1	996.8	3,309.7	3,205.7
Intersegment sales:
High Performance Materials & Components	19.4	17.3	56.4	53.6
Flat Rolled Products	25.1	7.1	77.4	23.9
	44.5	24.4	133.8	77.5
Sales to external customers:
High Performance Materials & Components	507.7	463.9	1,506.2	1,508.1
Flat Rolled Products	561.9	508.5	1,669.7	1,620.1
	$1,069.6	$972.4	$3,175.9	$3,128.2
Operating profit (loss):
High Performance Materials & Components	$62.0	$48.0	$216.2	$192.0
Flat Rolled Products	8.6	(20.4)	(36.9)	(16.7)
Total operating profit	70.6	27.6	179.3	175.3
Corporate expenses	(10.0)	(8.1)	(33.2)	(32.3)
Interest expense, net	(25.2)	(18.2)	(82.8)	(46.5)
Closed company and other expenses	(7.5)	(2.1)	(16.8)	(11.0)
Retirement benefit expense	(23.8)	(34.5)	(71.8)	(99.5)
Income (loss) from continuing operations before income taxes	$4.1	$(35.3)	$(25.3)	$(14.0)
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
Interest expense, net of interest income, in the third quarter 2014 was $25.2 million, compared to net interest expense of $18.2 million in the third quarter 2013. The increase in interest expense was primarily due to reduced capitalized interest, partially offset by lower debt levels following the maturity of the $402.5 million convertible notes in June 2014. Interest expense benefited from the capitalization of interest costs of $0.9 million in the third quarter 2014 compared to $12.7 million in the third quarter 2013. The decrease in capitalized interest is due to a lower construction in progress balance, primarily related to the Flat Rolled Products segment Hot-Rolling and Processing Facility.
Closed company and other expenses primarily includes charges incurred in connection with closed operations and other non-operating income or expense. These items are presented primarily in selling and administrative expenses and in other income in the statements of operations. These items resulted in net charges of $7.5 million for the three months ended September 30, 2014 and $2.1 million for the three months ended September 30, 2013 largely due to an increase in environmental expenses and insurance costs associated with closed operations.

Note 12. Redeemable Noncontrolling Interest
The holders of the 15% noncontrolling interest in ATI Flowform Products have a put option to require the Company to purchase their equity interest at a redemption value determinable from a specified formula based on a multiple of EBITDA (subject to a fixed minimum linked to the original acquisition date value). The put option is fully exercisable beginning in the second quarter of 2017, and is also exercisable under certain other circumstances. The put option cannot be separated from the noncontrolling interest, and the combination of a noncontrolling interest and the redemption feature requires classification as redeemable noncontrolling interest in the consolidated balance sheet, separate from Stockholders’ Equity.
The carrying amount of the redeemable noncontrolling interest approximates its maximum redemption value. Any subsequent change in maximum redemption value is adjusted through retained earnings. The redeemable noncontrolling interest was $12.1 million as of September 30, 2014, which was unchanged from the acquisition date value.
Note 13. Per Share Information
The following table sets forth the computation of basic and diluted income from continuing operations per common share:

	Three Months Ended		Nine months ended
(In millions, except per share amounts)	September 30,		September 30,
	2014	2013	2014	2013
Numerator for basic income (loss) from continuing operations per common share –
Income (loss) from continuing operations attributable to ATI	$—	$(28.4)	$(21.9)	$(15.0)
Effect of dilutive securities:
4.25% Convertible Notes due 2014	—	—	—	—
Numerator for diluted income (loss) from continuing operations per common share –
Income (loss) from continuing operations available to ATI after assumed conversions	$—	$(28.4)	$(21.9)	$(15.0)
Denominator for basic net income (loss) per common share-weighted average shares	107.2	106.8	107.1	106.7
Effect of dilutive securities:
Share-based compensation	0.8	—	—	—
4.25% Convertible Notes due 2014	—	—	—	—
Denominator for diluted net income (loss) per common share – adjusted weighted average shares assuming conversions	108.0	106.8	107.1	106.7
Basic income (loss) from continuing operations attributable to ATI per common share	$—	$(0.27)	$(0.20)	$(0.14)
Diluted income (loss) from continuing operations attributable to ATI per common share	$—	$(0.27)	$(0.20)	$(0.14)
Common stock that would be issuable upon the assumed conversion of the 2014 Convertible Notes (prior to maturity on June 2, 2014) and other option equivalents and contingently issuable shares are excluded from the computation of contingently issuable shares, and therefore, from the denominator for diluted earnings per share, if the effect of inclusion is anti-dilutive. There were 6.0 million anti-dilutive shares for the nine month period ended September 30, 2014, and 10.0 million anti-dilutive shares for the three and nine month periods ended September 30, 2013. There were no anti-dilutive shares for the three months ended September 30, 2014.

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

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
September 30, 2014

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$6.0	$18.1	$240.1	$—	$264.2
Accounts receivable, net	0.4	229.5	393.8	—	623.7
Intercompany notes receivable	—	—	2,534.3	(2,534.3)	—
Inventories, net	—	356.8	1,060.9	—	1,417.7
Prepaid expenses and other current assets	51.8	12.5	45.1	—	109.4
Total current assets	58.2	616.9	4,274.2	(2,534.3)	2,415.0
Property, plant and equipment, net	2.3	1,502.9	1,431.9	—	2,937.1
Cost in excess of net assets acquired	—	126.6	656.2	—	782.8
Intercompany notes receivable	—	—	200.0	(200.0)	—
Investment in subsidiaries	6,404.8	37.7	—	(6,442.5)	—
Other assets	25.3	28.1	314.9	—	368.3
Total assets	$6,490.6	$2,312.2	$6,877.2	$(9,176.8)	$6,503.2
Liabilities and stockholders’ equity:
Accounts payable	$5.5	$299.9	$177.3	$—	$482.7
Accrued liabilities	38.0	65.5	202.2	—	305.7
Intercompany notes payable	1,454.7	1,079.6	—	(2,534.3)	—
Deferred income taxes	33.7	—	—	—	33.7
Short-term debt and current portion of long-term debt	0.5	0.1	16.9	—	17.5
Total current liabilities	1,532.4	1,445.1	396.4	(2,534.3)	839.6
Long-term debt	1,350.7	150.3	8.1	—	1,509.1
Intercompany notes payable	—	200.0	—	(200.0)	—
Accrued postretirement benefits	—	174.1	246.4	—	420.5
Pension liabilities	304.2	5.2	39.0	—	348.4
Deferred income taxes	244.6	—	—	—	244.6
Other long-term liabilities	79.1	21.2	49.0	—	149.3
Total liabilities	3,511.0	1,995.9	738.9	(2,734.3)	3,511.5
Redeemable noncontrolling interest	—	—	12.1	—	12.1
Total stockholders’ equity	2,979.6	316.3	6,126.2	(6,442.5)	2,979.6
Total liabilities and stockholders’ equity	$6,490.6	$2,312.2	$6,877.2	$(9,176.8)	$6,503.2

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations and Comprehensive Income
For the three months ended September 30, 2014

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$473.8	$595.8	$—	$1,069.6
Cost of sales	7.8	465.0	499.8	—	972.6
Selling and administrative expenses	27.5	12.2	29.0	—	68.7
Income (loss) before interest, other income and income taxes	(35.3)	(3.4)	67.0	—	28.3
Interest income (expense), net	(26.4)	(11.3)	12.5	—	(25.2)
Other income (loss) including equity in income of unconsolidated subsidiaries	65.8	0.4	0.5	(65.7)	1.0
Income (loss) from continuing operations before income tax provision (benefit)	4.1	(14.3)	80.0	(65.7)	4.1
Income tax provision (benefit)	0.5	(4.6)	23.4	(18.8)	0.5
Income (loss) from continuing operations	3.6	(9.7)	56.6	(46.9)	3.6
Income (loss) from discontinued operations, net of tax	(0.7)	—	(0.7)	0.7	(0.7)
Net income (loss)	2.9	(9.7)	55.9	(46.2)	2.9
Less: Net income attributable to noncontrolling interests	—	—	3.6	—	3.6
Net income (loss) attributable to ATI	$2.9	$(9.7)	$52.3	$(46.2)	$(0.7)
Comprehensive income (loss) attributable to ATI	$15.3	$(7.8)	$34.1	$(31.7)	$9.9

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations and Comprehensive Income
For the nine months ended September 30, 2014

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$1,415.5	$1,760.4	$—	$3,175.9
Cost of sales	34.9	1,429.8	1,454.5	—	2,919.2
Selling and administrative expenses	75.5	32.6	94.0	—	202.1
Income (loss) before interest, other income and income taxes	(110.4)	(46.9)	211.9	—	54.6
Interest income (expense), net	(83.5)	(33.1)	33.8	—	(82.8)
Other income (loss) including equity in income of unconsolidated subsidiaries	168.6	0.9	1.9	(168.5)	2.9
Income (loss) from continuing operations before income tax provision (benefit)	(25.3)	(79.1)	247.6	(168.5)	(25.3)
Income tax provision (benefit)	(12.4)	(27.7)	88.4	(60.7)	(12.4)
Income (loss) from continuing operations	(12.9)	(51.4)	159.2	(107.8)	(12.9)
Income (loss) from discontinued operations, net of tax	(2.8)	—	(2.8)	2.8	(2.8)
Net income (loss)	(15.7)	(51.4)	156.4	(105.0)	(15.7)
Less: Net income attributable to noncontrolling interests	—	—	9.0	—	9.0
Net income (loss) attributable to ATI	$(15.7)	$(51.4)	$147.4	$(105.0)	$(24.7)
Comprehensive income (loss) attributable to ATI	$42.7	$(45.4)	$136.8	$(99.2)	$34.9

Condensed Statements of Cash Flows
For the nine months ended September 30, 2014

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(60.0)	$(263.2)	$285.0	$—	$(38.2)
Investing Activities:
Purchases of property, plant and equipment	(0.1)	(117.2)	(40.2)	—	(157.5)
Purchases of businesses, net of cash acquired	—	—	(92.5)	—	(92.5)
Net receipts/(payments) on intercompany activity	—	—	(905.4)	905.4	—
Asset disposals and other	—	1.6	0.3	—	1.9
Cash flows provided by (used in) investing activities	(0.1)	(115.6)	(1,037.8)	905.4	(248.1)
Financing Activities:
Payments on long-term debt and capital leases	(397.8)	(0.1)	(16.8)	—	(414.7)
Net receipts/(payments) on intercompany activity	521.9	383.5	—	(905.4)	—
Dividends paid to stockholders	(57.8)	—	—	—	(57.8)
Other	(3.8)	—	—	—	(3.8)
Cash flows provided by (used in) financing activities	62.5	383.4	(16.8)	(905.4)	(476.3)
Increase (decrease) in cash and cash equivalents	$2.4	$4.6	$(769.6)	$—	$(762.6)

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
December 31, 2013

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$3.6	$13.5	$1,009.7	$—	$1,026.8
Accounts receivable, net	0.3	179.4	348.5	—	528.2
Intercompany notes receivable	—	—	1,589.4	(1,589.4)	—
Inventories, net	—	295.5	1,026.6	—	1,322.1
Prepaid expenses and other current assets	26.2	6.5	41.0	—	73.7
Total current assets	30.1	494.9	4,015.2	(1,589.4)	2,950.8
Property, plant and equipment, net	2.9	1,397.5	1,473.7	—	2,874.1
Cost in excess of net assets acquired	—	112.1	615.8	—	727.9
Intercompany notes receivable	—	—	200.0	(200.0)	—
Investment in subsidiaries	6,170.8	37.7	—	(6,208.5)	—
Other assets	35.7	32.0	278.0	—	345.7
Total assets	$6,239.5	$2,074.2	$6,582.7	$(7,997.9)	$6,898.5
Liabilities and stockholders’ equity:
Accounts payable	$3.1	$310.5	$158.2	$—	$471.8
Accrued liabilities	51.6	56.6	207.6	—	315.8
Intercompany notes payable	825.6	763.8	—	(1,589.4)	—
Deferred income taxes	3.5	—	—	—	3.5
Short-term debt and current portion of long-term debt	402.9	0.1	16.9	—	419.9
Total current liabilities	1,286.7	1,131.0	382.7	(1,589.4)	1,211.0
Long-term debt	1,350.8	150.4	26.2	—	1,527.4
Intercompany notes payable	—	200.0	—	(200.0)	—
Accrued postretirement benefits	—	179.7	262.7	—	442.4
Pension liabilities	323.0	5.6	39.6	—	368.2
Deferred income taxes	206.6	—	—	—	206.6
Other long-term liabilities	77.7	20.2	50.3	—	148.2
Total liabilities	3,244.8	1,686.9	761.5	(1,789.4)	3,903.8
Total stockholders’ equity	2,994.7	387.3	5,821.2	(6,208.5)	2,994.7
Total liabilities and stockholders’ equity	$6,239.5	$2,074.2	$6,582.7	$(7,997.9)	$6,898.5

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations and Comprehensive Income
For the three months ended September 30, 2013

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$422.3	$550.1	$—	$972.4
Cost of sales	19.4	424.3	475.6	—	919.3
Selling and administrative expenses	35.4	7.4	27.8	—	70.6
Income (loss) before interest, other income and income taxes	(54.8)	(9.4)	46.7	—	(17.5)
Interest income (expense), net	(17.3)	(9.7)	8.8	—	(18.2)
Other income (loss) including equity in income of unconsolidated subsidiaries	36.8	0.1	0.3	(36.8)	0.4
Income (loss) from continuing operations before income tax provision (benefit)	(35.3)	(19.0)	55.8	(36.8)	(35.3)
Income tax provision (benefit)	(8.5)	(6.6)	19.5	(12.9)	(8.5)
Income (loss) from continuing operations	(26.8)	(12.4)	36.3	(23.9)	(26.8)
Income (loss) from discontinued operations, net of tax	(5.4)	—	(5.4)	5.4	(5.4)
Net income (loss)	(32.2)	(12.4)	30.9	(18.5)	(32.2)
Less: Net income attributable to noncontrolling interests	—	—	1.6	—	1.6
Net income (loss) attributable to ATI	$(32.2)	$(12.4)	$29.3	$(18.5)	$(33.8)
Comprehensive income (loss) attributable to ATI	$(9.9)	$(12.2)	$42.0	$(31.5)	$(11.6)

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations and Comprehensive Income
For the nine months ended September 30, 2013

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$1,375.2	$1,753.0	$—	$3,128.2
Cost of sales	55.5	1,359.5	1,471.9	—	2,886.9
Selling and administrative expenses	88.9	27.3	93.9	—	210.1
Income (loss) before interest, other income and income taxes	(144.4)	(11.6)	187.2	—	31.2
Interest income (expense), net	(45.5)	(27.0)	26.0	—	(46.5)
Other income (loss) including equity in income of unconsolidated subsidiaries	175.9	0.6	0.8	(176.0)	1.3
Income (loss) from continuing operations before income tax provision (benefit)	(14.0)	(38.0)	214.0	(176.0)	(14.0)
Income tax provision (benefit)	(4.4)	(9.8)	72.4	(62.6)	(4.4)
Income (loss) from continuing operations	(9.6)	(28.2)	141.6	(113.4)	(9.6)
Income (loss) from discontinued operations, net of tax	(4.4)	—	(4.4)	4.4	(4.4)
Net income (loss)	(14.0)	(28.2)	137.2	(109.0)	(14.0)
Less: Net income attributable to noncontrolling interests	—	—	5.4	—	5.4
Net income (loss) attributable to ATI	$(14.0)	$(28.2)	$131.8	$(109.0)	$(19.4)
Comprehensive income (loss) attributable to ATI	$35.3	$(27.8)	$134.8	$(114.9)	$27.4

Condensed Statements of Cash Flows
For the nine months ended September 30, 2013

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(27.1)	$(87.2)	$366.0	$(24.3)	$227.4
Investing Activities:
Purchases of property, plant and equipment	(0.2)	(359.1)	(36.2)	—	(395.5)
Net receipts/(payments) on intercompany activity	—	—	(31.4)	31.4	—
Asset disposals and other	0.1	0.1	0.6	—	0.8
Cash flows provided by (used in) investing activities	(0.1)	(359.0)	(67.0)	31.4	(394.7)
Financing Activities:
Borrowings on long-term debt	500.0	—	—	—	500.0
Net receipts/(payments) on intercompany activity	(409.0)	440.4	—	(31.4)	—
Dividends paid to stockholders	(57.7)	—	(24.3)	24.3	(57.7)
Other	(9.0)	—	(34.9)	—	(43.9)
Cash flows provided by (used in) financing activities	24.3	440.4	(59.2)	(7.1)	398.4
Increase (decrease) in cash and cash equivalents	$(2.9)	$(5.8)	$239.8	$—	$231.1

The condensed consolidating statements of cash flows for the nine months ended September 30, 2013 have been revised to reclassify the $18.0 million dividend paid to noncontrolling interest, classified in the Other line of Cash flows from financing activities, to the Non-guarantor Subsidiaries from the Parent. The offset to this change in the Parent and Non-guarantor Cash flows from financing activities is in Cash flows from operating activities.
Note 15. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, for the three month period ended September 30, 2014 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Unrealized holding gains on securities		Derivatives		Total
Attributable to ATI:
Balance, June 30, 2014		$(692.0)		$22.7		$0.1		$5.0	$(664.2)
OCI before reclassifications		—		(18.4)		—		17.2	(1.2)
Amounts reclassified from AOCI	(a)	13.4	(b)	—	(b)	—	(c)	(1.6)	11.8
Net current-period OCI		13.4		(18.4)		—		15.6	10.6
Balance, September 30, 2014		$(678.6)		$4.3		$0.1		$20.6	$(653.6)
Attributable to noncontrolling interests:
Balance, June 30, 2014		$—	$	$24.1		$—		$—	$24.1
OCI before reclassifications		—		1.8		—		—	1.8
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		1.8		—		—	1.8
Balance, September 30, 2014		$—		$25.9		$—		$—	$25.9

The changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, for the nine month period ended September 30, 2014 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Unrealized holding gains on securities		Derivatives		Total
Attributable to ATI:
Balance, December 31, 2013		$(718.9)		$15.3		$—		$(9.6)	$(713.2)
OCI before reclassifications		—		(11.0)		0.1		30.8	19.9
Amounts reclassified from AOCI	(a)	40.3	(b)	—	(b)	—	(c)	(0.6)	39.7
Net current-period OCI		40.3		(11.0)		0.1		30.2	59.6
Balance, September 30, 2014		$(678.6)		$4.3		$0.1		$20.6	$(653.6)
Attributable to noncontrolling interests:
Balance, December 31, 2013		$—	$	$27.1		$—		$—	$27.1
OCI before reclassifications		—		(1.2)		—		—	(1.2)
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		(1.2)		—		—	(1.2)
Balance, September 30, 2014		$—		$25.9		$—		$—	$25.9

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 9).

(b)	No amounts were reclassified to earnings.

(c)	Amounts are included in cost of goods sold in the period or periods the hedged item affects earnings (see Note 7).

The changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, for the three month period ended September 30, 2013 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Unrealized holding gains on securities		Derivatives		Total
Attributable to ATI:
Balance, June 30, 2013		$(993.5)		$(7.5)		$(0.1)		$(3.7)	$(1,004.8)
OCI before reclassifications		—		12.3		0.1		(11.1)	1.3
Amounts reclassified from AOCI	(a)	18.3	(b)	—	(b)	—	(c)	2.6	20.9
Net current-period OCI		18.3		12.3		0.1		(8.5)	22.2
Balance, September 30, 2013		$(975.2)		$4.8		$—		$(12.2)	$(982.6)
Attributable to noncontrolling interests:
Balance, June 30, 2013		$—		$26.1		$—		$—	$26.1
OCI before reclassifications		—		0.1		—		—	0.1
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		0.1		—		—	$0.1
Balance, September 30, 2013		$—		$26.2		$—		$—	$26.2

The changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, for the nine month period ended September 30, 2013 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Unrealized holding gains on securities		Derivatives		Total
Attributable to ATI:
Balance, December 31, 2012		$(1,030.0)		$3.4		$(0.1)		$(2.7)	$(1,029.4)
OCI before reclassifications		—		1.4		0.1		(12.9)	(11.4)
Amounts reclassified from AOCI	(a)	54.8	(b)	—	(b)	—	(c)	3.4	58.2
Net current-period OCI		54.8		1.4		0.1		(9.5)	46.8
Balance, September 30, 2013		$(975.2)		$4.8		$—		$(12.2)	$(982.6)
Attributable to noncontrolling interests:
Balance, December 31, 2012		$—	$	$23.7		$—		$—	$23.7
OCI before reclassifications		—		2.5		—		—	2.5
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		2.5		—		—	2.5
Balance, September 30, 2013		$—		$26.2		$—		$—	$26.2

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 9).

(b)	No amounts were reclassified to earnings.

(c)	Amounts are included in cost of goods sold in the period or periods the hedged item affects earnings (see Note 7).

Reclassifications out of AOCI for the three and nine month periods ended September 30, 2014 and September 30, 2013 were as follows:

	Amount reclassified from AOCI (c)
Details about AOCI Components (In millions)	Three months ended September 30, 2014	Three months ended September 30, 2013		Nine months ended September 30, 2014	Nine months ended September 30, 2013		Affected line item in the statements of operations
Postretirement benefit plans
Prior service credit	$0.2	$3.8	(a)	$0.5	$11.4	(a)
Actuarial losses	(22.1)	(33.5)	(a)	(66.1)	(100.5)	(a)
	(21.9)	(29.7)	(c)	(65.6)	(89.1)	(c)	Total before tax
	(8.5)	(11.4)		(25.3)	(34.3)		Tax provision (benefit)
	$(13.4)	$(18.3)		$(40.3)	$(54.8)		Net of tax
Derivatives
Nickel and other raw material contracts	$2.1	$(2.3)	(b)	$0.8	$(3.8)	(b)
Natural gas contracts	—	(0.9)	(b)	3.9	(2.4)	(b)
Electricity contracts	(0.1)	—	(b)	0.7	(0.3)	(b)
Foreign exchange contracts	0.6	(1.1)	(b)	(4.4)	1.0	(b)
	2.6	(4.3)	(c)	1.0	(5.5)	(c)	Total before tax
	1.0	(1.7)		0.4	(2.1)		Tax provision (benefit)
	$1.6	$(2.6)		$0.6	$(3.4)		Net of tax

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
At September 30, 2014, the Company’s reserves for environmental remediation obligations totaled approximately $17 million, of which $9 million was included in other current liabilities. The reserve includes estimated probable future costs of $6 million for federal Superfund and comparable state-managed sites; $9 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $1 million for owned or controlled sites at which Company operations have been discontinued; and $1 million for sites utilized by the Company in its ongoing operations. The Company continues to evaluate whether it may be able to recover a portion of past and future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate.
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
Overview
ATI is one of the largest and most diversified specialty materials and components producers in the world. We use innovative technologies to offer global markets a wide range of specialty materials solutions. Our products include titanium and titanium alloys, nickel-based alloys and superalloys, zirconium and related alloys, advanced powder alloys, stainless and specialty steel alloys, grain-oriented electrical steel, forgings, castings, components, and machining capabilities. Our specialty materials are produced in a wide range of alloys and product forms and are selected for use in applications that demand metals having exceptional hardness, toughness, strength, resistance to heat, corrosion or abrasion, or a combination of these characteristics. We are a fully integrated supplier, from alloy development, to raw materials (for titanium sponge) to melting and hot-working

(for other specialty alloy systems), through highly engineered finished components. Our strategic vision is to be an aligned and integrated specialty materials and components company. In connection with this initiative, in the first quarter of 2014, the High Performance Metals segment was renamed the High Performance Materials & Components segment. Individual business unit names within each segment were also changed to reflect their aligned and integrated product focus. There was no change to the business units that comprise each business segment or the manner in which resources are allocated and performance is assessed for the business units by management. Therefore, there was no change to business segment reporting as a result of this initiative.
Our third quarter 2014 results from continuing operations were sales of $1.07 billion and breakeven net income attributable to ATI, or $0.00 per share, compared to third quarter 2013 sales of $972.4 million and net loss attributable to ATI of $28.4 million, or $(0.27) per share. Compared to the third quarter 2013, sales increased 9% in the High Performance Materials & Components business segment and 11% in the Flat Rolled Products business segment. For the first nine months of 2014, results from continuing operations were sales of $3.18 billion and a net loss attributable to ATI of $21.9 million, or $(0.20) per share, compared to the first nine months of 2013 sales of $3.13 billion and net loss attributable to ATI of $15.0 million, or $(0.14) per share. Compared to the first nine months of 2013, sales were flat in the High Performance Materials & Components business segment and increased 3% in the Flat Rolled Products business segment. Operating results for the third quarter and first nine months of 2014 reflect higher shipment volumes for most products, which more than offset lower selling prices, and include the effects of raw material surcharges and index pricing mechanisms, compared to the third quarter and first nine months of 2013.
Demand from the global aerospace and defense, oil & gas/chemical process industry, electrical energy, and medical markets represented 66% of our sales for both the three months and nine months ended September 30, 2014. Comparative information for our overall revenues (in millions) by market and their respective percentages of total revenues for the three and nine month periods ended September 30, 2014 and 2013 were as follows:

	Three Months Ended		Three Months Ended
Market	September 30, 2014		September 30, 2013
Aerospace & Defense	$362.8	34%	$329.3	34%
Oil & Gas/Chemical Process Industry	178.6	17%	174.0	18%
Electrical Energy	105.3	10%	114.4	11%
Medical	56.2	5%	48.1	5%
Subtotal - Key Markets	702.9	66%	665.8	68%
Automotive	118.7	11%	84.1	9%
Construction/Mining	74.0	7%	72.5	7%
Food Equipment & Appliances	59.5	6%	55.8	6%
Transportation	49.6	4%	29.2	3%
Electronics/Computers/Communication	42.6	4%	40.5	4%
Conversion Services & Other	22.3	2%	24.5	3%
Total	$1,069.6	100%	$972.4	100%

	Nine months ended		Nine months ended
Market	September 30, 2014		September 30, 2013
Aerospace & Defense	$1,080.4	34%	$1,086.0	35%
Oil & Gas/Chemical Process Industry	549.1	17%	566.3	18%
Electrical Energy	330.0	10%	359.0	11%
Medical	160.8	5%	157.0	5%
Subtotal - Key Markets	2,120.3	66%	2,168.3	69%
Automotive	327.6	10%	260.8	8%
Construction/Mining	222.3	7%	216.3	7%
Food Equipment & Appliances	189.0	6%	184.8	6%
Transportation	133.2	4%	111.1	4%
Electronics/Computers/Communication	111.2	4%	112.0	4%
Conversion Services & Other	72.3	3%	74.9	2%
Total	$3,175.9	100%	$3,128.2	100%

For the third quarter 2014, international sales were $398 million and represented 37% of total sales, compared to $369 million or 38% of total sales for the third quarter 2013. ATI’s international sales are mostly to the aerospace, oil & gas, chemical process industry, electrical energy and medical markets. Sales of our high-value products (titanium and titanium alloys, nickel-based alloys and specialty alloys, zirconium and related alloys, precision forgings, castings and components, grain-oriented electrical steel, and precision and engineered strip) represented 77% of total sales for the three months ended September 30, 2014. Comparative information for our major high-value and standard products based on their percentages of our total sales is as follows:

	Three months ended September 30,
	2014	2013
High-Value Products
Nickel-based alloys and specialty alloys	25%	25%
Titanium and titanium alloys	16%	16%
Precision and engineered strip	14%	14%
Precision forgings, castings and components	12%	13%
Zirconium and related alloys	6%	6%
Grain-oriented electrical steel	4%	4%
Total High-Value Products	77%	78%
Standard Products
Specialty stainless sheet	10%	11%
Stainless steel sheet	9%	7%
Stainless steel plate and other	4%	4%
Total Standard Products	23%	22%
Grand Total	100%	100%
For the first nine months of 2014, international sales were $1.20 billion and represented 38% of total sales, compared to $1.23 billion or 39% of total sales for the first nine months of 2013. Sales of our high-value products (titanium and titanium alloys, nickel-based alloys and specialty alloys, zirconium and related alloys, precision forgings, castings and components, grain-oriented electrical steel, and precision and engineered strip) represented 77% of total sales for the nine months ended September 30, 2014. Comparative information for our major high-value and standard products based on their percentages of our total sales is as follows:

	Nine months ended
	2014	2013
High-Value Products
Nickel-based alloys and specialty alloys	26%	25%
Titanium and titanium alloys	15%	16%
Precision forgings, castings and components	13%	13%
Precision and engineered strip	13%	13%
Zirconium and related alloys	6%	6%
Grain-oriented electrical steel	4%	4%
Total High-Value Products	77%	77%
Standard Products
Specialty stainless sheet	10%	11%
Stainless steel sheet	9%	9%
Stainless steel plate and other	4%	3%
Total Standard Products	23%	23%
Grand Total	100%	100%
Total titanium mill product shipments, including Uniti joint venture conversion, were 10.2 million pounds in the third quarter 2014, bringing the first nine months of 2014 total to 28.2 million pounds. These volumes represent a 6% increase compared to the third quarter 2013 and a 4% decrease compared to the first nine months of 2013, primarily due to lower project-based business.
Segment operating profit for the third quarter 2014 was $70.6 million, or 6.6% of sales, compared to $27.6 million, or 2.8% of sales for the third quarter 2013. Third quarter 2014 results included $10.0 million in LIFO inventory valuation reserve charges, predominantly in the Flat Rolled Products segment. Third quarter 2013 segment results included a $15.2 million LIFO inventory valuation reserve benefit. For the first nine months of 2014, segment operating profit was $179.3 million, or 5.6% of sales, compared to $175.3 million, or 5.6% of sales for the first nine months of 2013. Segment operating profit as a percentage of sales for the three and nine month periods ended September 30, 2014 and 2013 was:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
High Performance Materials & Components	12.2%	10.3%	14.4%	12.7%
Flat Rolled Products	1.5%	(4.0)%	(2.2)%	(1.0)%
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
Third quarter 2014 results also included $6.2 million of Hot-Rolling and Processing Facility (HRPF) start-up costs, and $6.7 million of costs related to the Rowley titanium sponge facility Premium Quality (PQ) qualification process, including inventory valuation charges related to the market-based valuation of industrial titanium products, higher raw material costs due to the strategic decision to use ATI-produced titanium sponge rather than lower cost titanium units to manufacture certain titanium products, and higher production costs due to lower operating rates during the PQ qualification process.
The PQ qualification process at Rowley remains on schedule. We have used Rowley-produced titanium sponge to make all required bar products, which have been inspected and met all qualification requirements. The Rowley facility is an important part of our long-term titanium products growth strategy. Until the completion of the PQ qualification process, we will continue to assess the optimal production rates at Rowley based on market demand for standard and industrial quality titanium products. We expect that this strategic approach regarding Rowley production and the relative cost differential to other titanium raw material sources to continue to adversely affect our operating results throughout 2014.
Segment operating profit for the third quarter 2014 in the High Performance Materials & Components segment was $62.0 million, or 12.2% of sales, compared to $48.0 million, or 10.3% of sales, for the third quarter 2013. The Flat Rolled Products segment operating profit for the third quarter 2014 was $8.6 million, or 1.5% of sales, compared to segment operating loss of $20.4 million, or (4.0)% of sales, for the third quarter 2013. Segment operating profit benefited from $33.3 million in cost reductions during the third quarter 2014.
Income from continuing operations before tax for the third quarter 2014 was $4.1 million, or 0.4% of sales, compared to a loss from continuing operations before tax of $35.3 million, or 3.6% of sales, for the third quarter 2013. Net income from continuing operations attributable to ATI for the third quarter 2014 was breakeven, or $0.00 per share, compared to net loss from continuing operations attributable to ATI of $28.4 million, or $(0.27) per share, for the third quarter 2013.
In the third quarter 2013, ATI announced the divestiture of its tungsten materials and iron castings businesses and the closure of its fabricated components business. These businesses are reported as discontinued operations for all periods presented. The tungsten materials business was sold in the fourth quarter 2013, and the closure of the iron castings business, which was previously held for sale, was completed by the end of the third quarter 2014 because an agreement to sell this business was not reached. Results of discontinued operations for the third quarter 2014 were a net loss of $0.7 million, which included $1.7 million of pre-tax cash exit costs in 2014, primarily related to severance benefits, for the closure of the iron casting business. Results of discontinued operations for third quarter 2013 were a net loss of $5.4 million, which included $9.5 million pre-tax ($8.1 million after-tax) of charges, primarily non-cash asset impairment charges, associated with the iron castings and fabricated components divestitures.
The net loss attributable to ATI was $0.7 million, or $(0.01) per share, for the third quarter 2014, compared to a net loss attributable to ATI of $33.8 million, or $(0.32) per share for the third quarter 2013.
Segment operating profit in the High Performance Materials & Components segment for the first nine months of 2014 was $216.2 million, or 14.4% of sales, compared to $192.0 million, or 12.7% or sales, for the first nine months of 2013. Results for the Flat Rolled Products segment were a loss of $36.9 million, or (2.2)% of sales for the first nine months of 2014, compared to a segment operating loss of $16.7 million, or (1.0)% or sales for the prior year period. The first nine months of 2014 total segment results include $12.5 million of HRPF start-up costs and $32.9 million of Rowley titanium sponge PQ qualification costs.
The loss from continuing operations before tax for the first nine months of 2014 was $25.3 million, or (0.8)% of sales, compared to a loss from continuing operations before tax of $14.0 million, or (0.4)% of sales, for the first nine months of 2013. Net loss from continuing operations attributable to ATI for the first nine months of 2014 was $21.9 million, or $(0.20) per share, compared to a net loss from continuing operations attributable to ATI of $15.0 million, or $(0.14) per share, for the first nine months of 2013. Results of discontinued operations for the nine months of 2014 were a net loss of $2.8 million compared to a net loss of $4.4 million for the prior year to date period. The net loss attributable to ATI was $24.7 million, or $(0.23) per share, for the first nine months of 2014, compared to a net loss attributable to ATI of $19.4 million, or $(0.18) per share for the first nine months of 2013.
We continued to build the foundation for profitable growth in the third quarter 2014 and are beginning to see the benefits of ATI’s transformation, capital investments, acquisitions, and technology innovations. During the third quarter, ATI successfully reached a number of long-term agreements (LTAs) that secure significant growth on next-generation and legacy single-aisle airplanes. In summary, we enhanced our position as a leading supplier of premium-quality nickel-based alloy and titanium-alloy billet; we significantly increased our closed-die forgings content; and we increased ATI’s titanium investment casting content. In addition, we have existing agreements for differentiated alloys, such as Rene 65 alloy and ATI 718Plus® alloy, as well as other unique and difficult-to-produce products. These new agreements are enabled by the capital investments, acquisitions, and technology innovations we have made during the past several years.
Also during the third quarter 2014, we booked orders for a large oil & gas project that will use our nickel-based alloy plate products. Shipments are scheduled to begin late in the fourth quarter 2014 and are expected to continue through the first quarter of 2015.
The drivers of several of our secular growth markets, particularly aerospace, oil & gas, and medical, remain intact. Aerospace build rate projections are increasing and next-generation airplanes and the jet engines that power them begin an unprecedented ramp up phase beginning in 2015. Oil & gas projects that are being constructed are expected to take several years to complete. Demand from the medical market for our products used in prostheses and MRI machines remains strong. Automotive build rates in North America also remain strong. In short cycle markets, we are seeing a lot of global uncertainty and expect to see cautious inventory management in the short term, particularly until the price of nickel stabilizes and U.S. and other global economic outlooks become more clear.
As we accelerate the commissioning of lighter gauge coiled products during the fourth quarter 2014, we expect HRPF pre-tax start-up costs of approximately $10 million in the quarter. As a result, we now expect HRPF start-up costs to be in the low end of our original $30 to $35 million projected range.
We expect that the fourth quarter 2014 will be impacted by approximately $7 million of costs as we continue the Rowley titanium sponge PQ program. In addition, based on third quarter 2014 projections of year-end forecasted raw material costs, we expect to record net LIFO inventory valuation reserve charges of approximately $16 million, pre-tax, in the fourth quarter, compared to $10 million in the third quarter 2014.
Business Segment Results
The High Performance Materials & Components and Flat Rolled Products business segments represented the following percentages of our total revenues and segment operating profit for the first nine months of 2014 and 2013:

	2014		2013
	Revenue	Operating Profit (Loss)	Revenue	Operating Profit (Loss)
High Performance Materials & Components	47%	121%	48%	110%
Flat Rolled Products	53%	(21)%	52%	(10)%
High Performance Materials & Components Segment
Third quarter 2014 sales increased 9.4% to $507.7 million compared to the third quarter 2013, primarily as a result of higher mill product shipments, which were partially offset by lower base-selling prices for most products. Raw material surcharges were modestly higher compared to the prior year period. Sales of nickel-based and specialty alloys were 17% higher than the third quarter 2013. Sales of titanium and titanium-related alloys were 20% higher than the third quarter 2013. Precision forgings, castings and components sales were flat, while sales for zirconium and related alloys were 5% lower. Sales to the aerospace market increased 10% compared to the prior year quarter, although segment results for the third quarter 2014 continued to be impacted by inventory management actions in the aerospace supply chain on aeroengine forgings for certain engine programs. Sales to the oil & gas market increased 25%, and sales to the medical market increased 16%, both compared to the prior year third quarter. Demand for zirconium products from chemical processing industry markets remained at low levels.

Comparative information for our High Performance Materials & Components segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended September 30, 2014 and 2013 is as follows:

	Three Months Ended		Three Months Ended
Market	September 30, 2014		September 30, 2013
Aerospace:
Jet Engines	$161.4	32%	$130.6	28%
Airframes	91.9	18%	92.6	20%
Government	46.1	9%	49.2	11%
Total Aerospace	299.4	59%	272.4	59%
Oil & Gas/Chemical Process Industry	50.6	10%	44.0	9%
Medical	49.3	10%	42.5	9%
Electrical Energy	31.6	6%	30.7	7%
Defense	21.6	4%	24.4	5%
Transportation	15.6	3%	9.6	2%
Construction/Mining	13.8	3%	15.5	3%
Other	25.8	5%	24.8	6%
Total	$507.7	100%	$463.9	100%
International sales represented over 40% of total segment sales for the third quarter 2014. Comparative information for the High Performance Materials & Components segment’s major product categories, based on their percentages of sales for the three months ended September 30, 2014 and 2013, is as follows:

	Three months ended September 30,
	2014	2013
High-Value Products
Nickel-based alloys and specialty alloys	31%	31%
Titanium and titanium alloys	31%	29%
Precision forgings, castings and components	26%	25%
Zirconium and related alloys	12%	15%
Total High-Value Products	100%	100%
Segment operating profit in the third quarter 2014 increased to $62.0 million, or 12.2% of total sales, compared to $48.0 million, or 10.3% of total sales, for the third quarter 2013 primarily as a result of higher shipments for nickel-based and specialty alloys and titanium and titanium alloys. Third quarter 2014 results included a $3.1 million LIFO inventory valuation reserve benefit, compared to a $12.5 million LIFO benefit in the third quarter 2013. Segment results continued to be negatively impacted by low operating rates at our Rowley, UT titanium sponge facility and by the strategic decision to use ATI-produced titanium sponge rather than lower cost titanium units to manufacture certain titanium products. Results benefited from $15.1 million in gross cost reductions in the third quarter 2014.
For the nine months ended September 30, 2014, segment sales were flat at $1.51 billion, compared to the first nine months of 2013, primarily due to lower mill product shipments of titanium and titanium-related alloys and zirconium and related alloys, lower base-selling prices for most products, and lower average raw material surcharges. Sales to the aerospace market were 2% lower than the prior year to date period.

Comparative information for our High Performance Materials & Components segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the nine month periods ended September 30, 2014 and 2013 is as follows:

	Nine months ended		Nine months ended
Market	September 30, 2014		September 30, 2013
Aerospace:
Jet Engines	$472.1	31%	$465.6	31%
Airframes	281.1	19%	286.0	19%
Government	135.7	9%	154.0	10%
Total Aerospace	888.9	59%	905.6	60%
Oil & Gas/Chemical Process Industry	141.3	9%	131.4	9%
Medical	141.2	9%	137.4	9%
Electrical Energy	95.2	6%	108.7	7%
Defense	74.3	5%	71.8	5%
Construction/Mining	50.8	3%	47.1	3%
Transportation	41.0	3%	38.6	3%
Other	73.5	6%	67.5	4%
Total	$1,506.2	100%	$1,508.1	100%
International sales represented over 40% of total segment sales for the first nine months of 2014. Comparative information for the High Performance Materials & Components segment’s major product categories, based on their percentages of sales for the nine months ended September 30, 2014 and 2013, is as follows:

	Nine months ended September 30,
	2014	2013
High-Value Products
Nickel-based alloys and specialty alloys	32%	30%
Titanium and titanium alloys	28%	28%
Precision forgings, castings and components	28%	29%
Zirconium and related alloys	12%	13%
Total High-Value Products	100%	100%
Segment operating profit for the first nine months of 2014 increased to $216.2 million, or 14.4% of sales, compared to $192.0 million, or 12.7% of sales, for the comparable 2013 period. Results in 2014 include a $35.0 million benefit for the reversal of LIFO-related net realizable value reserves, and a $3.1 million LIFO inventory valuation reserve benefit. Prior year results included a $24.3 million LIFO inventory valuation reserve benefit. Lower base-selling prices and lower raw material surcharges also negatively impacted 2014 results. Cost reductions, before the effects of inflation, totaled $52.3 million for the first nine months of 2014.
Flat Rolled Products Segment
Third quarter 2014 sales increased 11% compared to the third quarter 2013, to $561.9 million, primarily due to higher shipments of both high-value and standard products. Shipments of high-value products increased 8% compared to the third quarter 2013, with shipments of our Precision Rolled Strip® and engineered strip products, and nickel-based alloys showing the largest increases. Shipments of standard stainless products increased 3%. Average selling prices increased 17% for standard stainless products, while average selling prices for high-value products declined 3%, both compared to the third quarter 2013. Third quarter 2014 Flat Rolled Products segment titanium shipments, including Uniti joint venture conversion, were 2.2 million pounds, an 36% decrease compared to the third quarter 2013, reflecting weaker project-based work in industrial titanium markets.

Comparative information for our Flat Rolled Products segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended September 30, 2014 and 2013 is as follows:

	Three Months Ended		Three Months Ended
Market	September 30, 2014		September 30, 2013
Oil & Gas/Chemical Process Industry	$128.0	23%	$130.0	26%
Automotive	113.0	20%	80.4	16%
Electrical Energy	73.8	13%	83.7	16%
Construction/Mining	60.2	11%	57.0	11%
Food Equipment & Appliances	58.4	10%	55.1	11%
Aerospace & Defense	42.0	8%	32.5	6%
Electronics/Computers/Communication	41.3	7%	38.8	8%
Transportation	34.0	6%	19.6	4%
Medical	6.9	1%	5.5	1%
Other	4.3	1%	5.9	1%
Total	$561.9	100%	$508.5	100%
International sales represented 34% of total segment sales for the third quarter 2014. Comparative information for the Flat Rolled Products segment’s major product categories, based on their percentages of sales for the three months ended September 30, 2014 and 2013, is as follows:

	Three months ended September 30,
	2014	2013
High-Value Products
Precision and engineered strip	27%	26%
Nickel-based alloys and specialty alloys	20%	21%
Grain-oriented electrical steel	7%	8%
Titanium and titanium alloys	4%	6%
Total High-Value Products	58%	61%
Standard Products
Specialty stainless sheet	20%	22%
Stainless steel sheet	18%	13%
Stainless steel plate	4%	4%
Total Standard Products	42%	39%
Grand Total	100%	100%
Segment operating results for the third quarter 2014 were a profit of $8.6 million, or 1.5% of sales, compared to segment operating loss of $20.4 million, or (4.0)% of sales, for the third quarter 2013. Results for 2014 reflect the benefits of higher shipment volumes, and higher selling prices for standard products. Third quarter 2014 segment operating results included a $13.1 million LIFO inventory valuation reserve charge, compared to a $2.7 million LIFO inventory valuation reserve benefit in the prior year quarter. Additionally, 2014 results included a major portion of the costs related to the Rowley, UT titanium sponge facility PQ qualification process, including $5.2 million of charges for the market-based valuation of industrial titanium products, as well as higher raw material costs due to the strategic decision to use ATI-produced titanium sponge rather than other lower cost titanium units to manufacture certain titanium products.
Segment results also included $6.2 million of HRPF start-up costs. Commissioning of the HRPF remains on track and is exceeding our expectations, with 95% of coils meeting customer specifications, which resulted in lower than expected start-up costs in the third quarter 2014. Most major alloy families rolled on the HRPF have now been processed through finishing operations. A second shift was added at the HRPF in mid-October, as we continue to target completion of the commissioning process by the end of 2014. HRPF equipment Final Acceptance Testing is scheduled to be completed in the first quarter 2015, resulting in the transition of all production from the existing production assets to the HRPF. We expect HRPF pre-tax start-up costs of approximately $10 million in the fourth quarter 2014 as we accelerate the commissioning of lighter gauge coiled products. We now expect total HRPF start-up costs to be in the low end of our original $30-$35 million projected range. The HRPF is a critical part of our strategy to transform our flat rolled products business into a more competitive and consistently profitable business. It is designed to significantly expand our product offering capabilities, shorten manufacturing cycle times, reduce inventory requirements, and improve the cost structure of our flat rolled products business. We expect to begin to realize these benefits in 2015 upon the completion of the commissioning process.
Results benefited from $18.2 million in gross costs reductions in the third quarter 2014.

Comparative shipment volume and average selling price information of the segment’s products for the three months ended September 30, 2014 and 2013 is provided in the following table:

	Three months ended September 30,		%
	2014	2013	Change
Volume (000’s pounds):
High value	126,238	117,338	8%
Standard	162,736	157,882	3%
Total	288,974	275,220	5%
Average prices (per lb.):
High value	$2.54	$2.62	(3)%
Standard	$1.46	$1.25	17%
Combined Average	$1.93	$1.84	5%

For the nine months ended September 30, 2014, segment sales were $1.67 billion, a 3.1% increase compared to the first nine months of 2013 sales of $1.62 billion. Shipments of high-value products in the first nine month of 2014 were 9% higher, and shipments of standard products were 4% higher. Average transaction prices, which include surcharges, were lower for most high-value products, while standard products average selling prices were 1% higher.

Comparative information for our Flat Rolled Products segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the nine month periods ended September 30, 2014 and 2013 is as follows:

	Nine months ended		Nine months ended
Market	September 30, 2014		September 30, 2013
Oil & Gas/Chemical Process Industry	$407.8	24%	$434.9	27%
Automotive	314.4	19%	251.7	16%
Electrical Energy	234.8	14%	250.3	15%
Food Equipment & Appliances	186.1	11%	183.4	11%
Construction/Mining	171.4	10%	169.3	10%
Aerospace & Defense	117.3	7%	108.8	7%
Electronics/Computers/Communication	108.6	7%	109.0	7%
Transportation	92.2	6%	72.5	4%
Medical	19.6	1%	19.6	1%
Other	17.5	1%	20.6	2%
Total	$1,669.7	100%	$1,620.1	100%

International sales represented nearly 35% of total segment sales for the first nine months of 2014. Comparative information for the Flat Rolled Products segment’s major product categories, based on their percentages of sales for the nine months ended September 30, 2014 and 2013, is as follows:

	Nine months ended September 30,
	2014	2013
High-Value Products
Precision and engineered strip	26%	25%
Nickel-based alloys and specialty alloys	20%	21%
Grain-oriented electrical steel	8%	7%
Titanium and titanium alloys	4%	6%
Total High-Value Products	58%	59%
Standard Products
Specialty stainless sheet	20%	20%
Stainless steel sheet	18%	17%
Stainless steel plate	4%	4%
Total Standard Products	42%	41%
Grand Total	100%	100%
Segment operating results for the first nine months of 2014 were a loss of $36.9 million, or (2.2)% of sales, compared to a segment operating loss of $16.7 million, or (1.0)% of sales, for the first nine months of 2013. The decrease in operating results was primarily due to higher inventory costs. The first nine months of 2014 segment operating results included a $51.0 million LIFO inventory valuation reserve charge primarily due to significant raw material inflation, particularly for nickel, in 2014, compared to a $14.8 million LIFO inventory valuation reserve benefit in the prior year period. Based on third quarter 2014 projections of year-end raw material costs, we expect to record another $16 million in LIFO inventory valuation reserve charges in the fourth quarter 2014 in the Flat Rolled Products segment. Additionally, the first nine months of 2014 segment results include $12.5 million in HRPF start-up costs, and a major portion of the costs related to the Rowley, UT titanium sponge facility PQ qualification process, including $18.3 million of charges for the market-based valuation of industrial titanium products, as well as higher raw material costs due to the strategic decision to use ATI-produced titanium sponge rather than other lower cost titanium units to manufacture certain titanium products. Results benefited from $52.5 million in gross costs reductions in the first nine months of 2014.

Comparative shipment volume and average selling price information of the segment’s products for the nine months ended September 30, 2014 and 2013 is provided in the following table:

	Nine months ended September 30,		%
	2014	2013	Change
Volume (000’s pounds):
High value	382,827	350,633	9%
Standard	521,836	500,646	4%
Total	904,663	851,279	6%
Average prices (per lb.):
High value	$2.51	$2.71	(7)%
Standard	$1.34	$1.32	2%
Combined Average	$1.83	$1.89	(3)%
Corporate Items
Corporate expenses for the third quarter 2014 were $10.0 million, compared to $8.1 million in the third quarter 2013. For the nine months ended September 30, 2014, corporate expenses were $33.2 million, compared to $32.3 million for the nine months ended September 30, 2013. The increase in corporate expenses for the nine month period ended September 30, 2014 was primarily the result of higher incentive compensation expenses associated with annual performance plans, and lower prior year expenses due to a favorable litigation settlement recognized in the 2013 third quarter.

Interest expense, net of interest income, in the third quarter 2014 was $25.2 million, compared to net interest expense of $18.2 million in the third quarter 2013. On a year-to-date basis, 2014 net interest expense was $82.8 million compared to $46.5 million for 2013. The increase in interest expense for the nine month period ended September 30, 2014 was primarily due to reduced capitalized interest on major strategic capital projects and higher debt levels. Interest expense benefited from the capitalization of interest costs on major strategic capital projects by $0.9 million in the third quarter 2014 compared to $12.7 million in the third quarter 2013. For the nine months ended September 30, 2014 and 2013, capitalized interest was $4.5 million and $32.9 million, respectively. The capitalized interest amounts are primarily related to the HRPF.
Closed company and other expenses for the third quarter 2014 were $7.5 million, compared to $2.1 million for the third quarter 2013. For the nine months ended September 30, 2014, other expenses were $16.8 million compared to $11.0 million for the comparable 2013 period. These items are presented primarily in selling and administrative expenses, and in other income in the consolidated statements of operations. The increase over the prior year for the nine month period ended September 30, 2014 was primarily related to an increase in environmental expenses and insurance costs associated with closed operations.
Retirement benefit expense, which includes pension expense and other postretirement expense, decreased to $23.8 million in the third quarter 2014, compared to $34.5 million in the third quarter 2013. For the nine months ended September 30, 2014, retirement benefit expense was $71.8 million, compared to $99.5 million for the nine months ended September 30, 2013. Approximately 85% of 2014 retirement benefit expense is included in cost of sales, with the remainder included in selling and administrative expenses. The decrease in retirement benefit expense was primarily due to the utilization of a higher discount rate to value retirement benefit obligations.
Income Taxes
The third quarter 2014 provision for income taxes was $0.5 million, or 12.2% of income from continuing operations before income tax, compared to the third quarter 2013 benefit for income taxes of $8.5 million, or 24.1% of loss from continuing operations before income tax. Income taxes in the third quarter 2014 and 2013 included discrete tax benefits of $3.4 million and $2.1 million, respectively, primarily associated with adjustments to prior years’ and foreign taxes. For the first nine months of 2014, the benefit for income taxes was $12.4 million, or 49.0% of loss from continuing operations before income tax, compared to a benefit of $4.4 million, or 31.4% of loss from continuing operations before income tax, for the comparable 2013 period. The first nine months of 2014 included a discrete tax benefit of $7.8 million, primarily associated with adjustments to prior years’ and foreign taxes. Excluding the discrete tax benefits, the effective tax rate for the first nine months of 2014 was 18.4%. The first nine months of 2013 included a discrete tax benefit of $6.7 million, primarily associated with adjustments to prior years’ taxes and 2013 Federal tax law changes.
Financial Condition and Liquidity
We believe that internally generated funds, current cash on hand and available borrowings under existing credit facilities will be adequate to meet foreseeable liquidity needs, including the completion and commissioning of the HRPF. If we need to obtain additional financing using the credit markets, the cost and the terms and conditions of such borrowing may be influenced by our credit rating.
There were no outstanding borrowings under the Company’s $400 million senior unsecured domestic credit facility (“credit facility”) expiring May 31, 2018 as of September 30, 2014, although approximately $5.1 million has been utilized to support the issuance of letters of credit. The credit facility requires the Company to maintain a leverage ratio (consolidated total indebtedness net of cash on hand in excess of $50 million, divided by consolidated earnings before interest, taxes, depreciation and amortization, and non-cash pension expense for the four prior fiscal quarters) of not greater than 4.0. The credit facility also requires the Company to maintain an interest coverage ratio (consolidated earnings before interest, taxes and non-cash pension expense divided by interest expense) of not less than 2.0. At September 30, 2014, the leverage ratio was 2.13 and the interest coverage ratio was 4.62. The Company was in compliance with these required ratios during all applicable periods.
In October 2014, the Company amended the credit facility to modify the maximum leverage ratio and minimum interest coverage ratio permitted under the credit facility and to revise the calculation definitions for these two ratios. In addition, the Company amended the credit facility to provide for a springing lien on certain of the Company’s accounts receivable and inventory. This springing lien would become effective in the future if the Company’s credit ratings from both Standard & Poor’s and Moody’s are below investment grade, and would be subsequently released if the Company’s credit rating returns to investment grade from either rating agency, assuming no event of default condition existed. As amended, the credit facility requires the Company to maintain a leverage ratio (measured as consolidated total indebtedness net of cash on hand in excess of $50 million, divided by consolidated EBITDA, defined as earnings before interest, taxes, depreciation and amortization, and non-cash pension expense, with the definition of consolidated EBIT excluding any gain or loss attributable to sale or other dispositions of assets outside the ordinary course of business, for the four prior fiscal quarters) of not greater than 5.75 for the quarter ended December 31, 2014, 5.00 for the quarter ended March 31, 2015, 4.50 for the quarter ended June 30, 2015, 3.75 for the quarter ended September 30, 2015, and 3.50 for the quarter ended December 31, 2015 and for each fiscal quarter thereafter. The credit facility, as amended, also requires the Company to maintain an interest coverage ratio (consolidated EBITDA as calculated for the leverage ratio, divided by interest expense) of not less than 2.0 for the quarter ended December 31, 2014, 2.50 for the quarter ended March 31, 2015, 3.00 for the quarter ended June 30, 2015, 3.25 for the quarter ended September 30, 2015, and 3.50 for the quarter ended December 31, 2015 and for each fiscal quarter thereafter.
We have no off-balance sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.
Cash Flow and Working Capital
For the nine months ended September 30, 2014, cash flow used in operations was $38.2 million, including a $195.9 million investment in managed working capital associated with increased business activity. Cash used in investing activities was $248.1 million in the first nine months of 2014, and included $72.9 million for the acquisition of Dynamic Flowform Corp., $19.6 million for the acquisition of Hanard Machine, Inc., and $157.5 million of capital expenditures, primarily associated with the Flat Rolled Products segment’s HRPF. Cash used in financing activities was $476.3 million in the first nine months of 2014 and consisted primarily of debt repayments of $414.7 million, including the June 2014 maturity of our convertible notes, and dividend payments of $57.8 million to ATI stockholders. At September 30, 2014, cash and cash equivalents on hand totaled $264.2 million, a decrease of $762.6 million from year end 2013. As of September 30, 2014, $150.2 million of cash and cash equivalents were held by our foreign subsidiaries.

As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable and gross inventories, less accounts payable. In measuring performance in controlling managed working capital, we exclude the effects of LIFO and other inventory valuation reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. At September 30, 2014, managed working capital decreased to 36.2% of annualized total ATI sales, including discontinued operations, compared to 39.4% of annualized sales at December 31, 2013. During the first nine months of 2014, managed working capital increased by $195.9 million, to $1.6 billion. The increase in managed working capital from December 31, 2013 resulted from a $92.7 million increase in accounts receivable and an $110.3 million increase in inventory, partially offset by a $7.1 million increase in accounts payable. While accounts receivable balances increased during 2014, days sales outstanding, which measures actual collection timing for accounts receivable, improved compared to year end 2013. Gross inventory turns, which exclude the effect of LIFO inventory valuation reserves, remained unchanged at September 30, 2014 compared to year end 2013.
The components of managed working capital at September 30, 2014 and December 31, 2013 were as follows:

	September 30,	December 31,
(in millions)	2014	2013
Accounts receivable	$623.7	$528.2
Inventory	1,417.7	1,322.1
Accounts payable	(482.7)	(471.8)
Subtotal	1,558.7	1,378.5
Allowance for doubtful accounts	4.8	5.3
LIFO reserve	18.5	(29.4)
Inventory reserves	54.5	84.3
Corporate and other	5.9	2.7
Managed working capital of discontinued operations	—	5.1
Managed working capital	$1,642.4	1,446.5
Annualized prior 2 months sales	$4,542.6	$3,675.0
Managed working capital as a % of annualized sales	36.2%	39.4%
Change in managed working capital from December 31, 2013	$195.9
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

Our most significant ongoing capital expenditure project is the HRPF at our existing Flat Rolled Products segment Brackenridge, PA operations. The HRPF is designed to provide unsurpassed manufacturing capability and versatility in the production of a wide range of flat-rolled specialty materials. We expect improved productivity, lower costs, and higher quality for our diversified product mix of flat-rolled specialty materials, including nickel-based and specialty alloys, titanium and titanium alloys, zirconium alloys, Precision Rolled Strip products, and stainless sheet and coiled plate products. The HRPF is also designed to produce high-strength carbon steel alloys. This capital project, which is on schedule and on budget at $1.2 billion excluding capitalized interest costs, is designed to be the most powerful mill in the world for production of specialty materials. After placement into service at the end of 2013, cold commissioning, which began in the first quarter 2014, progressed to hot commissioning and the start of operational integration in the second quarter 2014. Hot commissioning of the HRPF continues on schedule and is expected to be completed by the end of the fourth quarter 2014. Commissioning of the HRPF is exceeding our expectations, with 95% of coils meeting customer specifications. The HRPF is a critical part of our strategy to transform our flat rolled products business into a more competitive and profitable business. It is designed to significantly expand our product offering capabilities, shorten manufacturing cycle times, reduce inventory requirements, and improve the cost structure of our flat rolled products business. We expect to begin to realize these benefits in 2015 upon the completion of the commissioning process.
Capital expenditures were $157.5 million for the first nine months of 2014, primarily related to the HRPF project. We currently expect our 2014 capital expenditures to be approximately $250 million based upon timing of expenditures. Our objective is to fund these capital expenditures with cash on hand and cash flow generated from our operations and if needed, by using a portion of our $400 million unsecured domestic credit facility.
Debt
At September 30, 2014, we had $1,526.6 million in total outstanding debt, compared to $1,947.3 million at December 31, 2013.
In managing our overall capital structure, some of the measures on which we focus are net debt to total capitalization, which is the percentage of our debt, net of cash that may be available to reduce borrowings, to our total invested and borrowed capital, and total debt to total capitalization, which excludes cash balances. Net debt as a percentage of total capitalization was 30.5% at September 30, 2014, compared to 24.1% at December 31, 2013. The net debt to total capitalization was determined as follows:

(In millions)	September 30, 2014	December 31, 2013
Total debt	$1,526.6	$1,947.3
Less: Cash	(264.2)	(1,026.8)
Net debt	$1,262.4	$920.5
Total ATI stockholders’ equity	2,871.2	2,894.2
Net ATI total capital	$4,133.6	$3,814.7
Net debt to ATI total capital	30.5%	24.1%
Total debt to total capitalization decreased to 34.7% at September 30, 2014 from 40.2% at December 31, 2013.
Total debt to total capitalization was determined as follows:

(In millions)	September 30, 2014	December 31, 2013
Total debt	$1,526.6	$1,947.3
Total ATI stockholders’ equity	2,871.2	2,894.2
Total ATI capital	$4,397.8	$4,841.5
Total debt to total ATI capital	34.7%	40.2%
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

There were no outstanding borrowings under the Company’s $400 million senior unsecured domestic credit facility expiring May 31, 2018 as of September 30, 2014, although approximately $5.1 million has been utilized to support the issuance of letters of credit. In October 2014, the Company amended the facility to modify the maximum leverage ratio and minimum interest coverage ratio permitted under the facility and to revise the calculation definitions for these two ratios. In addition, the Company amended the facility to provide for a springing lien on certain of the Company’s accounts receivable and inventory. This springing lien will become effective in the future if the Company’s credit ratings from both Standard & Poor’s and Moody’s are below investment grade.
We have an additional, separate credit facility for the issuance of letters of credit. As of September 30, 2014, $32 million in letters of credit were outstanding under this facility.
In addition, Shanghai STAL Precision Stainless Steel Company Limited (STAL), the Company’s Chinese joint venture company in which ATI has a 60% interest, had a 205 million renminbi (approximately $33 million at September 30, 2014 exchange rates) revolving credit facility with a group of banks, which expired on August 8, 2014. Replacement of the credit facility is currently under management review.
Dividends
A regular quarterly dividend of $0.18 per share of common stock was paid on September 17, 2014 to stockholders of record at the close of business on August 20, 2014. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate.
Critical Accounting Policies
Inventory
At September 30, 2014, we had net inventory of $1,417.7 million. Inventories are stated at the lower of cost (last-in, first-out (LIFO), first-in, first-out (FIFO) and average cost methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold. Generally, over time based on overall inflationary trends in raw materials, labor and overhead costs, the use of the LIFO inventory valuation method will result in a LIFO inventory valuation reserve, as the higher current period costs are included in cost of sales and the balance sheet carrying value of inventory is reduced.
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
In applying the lower of cost or market principle, market means current replacement cost, subject to a ceiling (market value shall not exceed net realizable value) and a floor (market shall not be less than net realizable value reduced by an allowance for a normal profit margin). We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting reserve, if any, is recognized as an expense in the period that the need for the reserve is identified. We recorded a $47.9 million increase to our cost of sales for changes in our LIFO inventory valuation method in the first nine months of 2014 which was offset by a $35.0 million reduction in net realizable value reserves on the carrying value of LIFO-based inventory. The first nine months of 2014 results also included $18.3 million in inventory valuation charges related to the market-based valuation of industrial titanium products in the Flat Rolled Products segment.
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
Retirement Benefits
In accordance with accounting standards, we determine the discount rate used to value pension plan liabilities as of the last day of each year. The discount rate reflects the current rate at which the pension liabilities could be effectively settled. In estimating this rate, we receive input from our actuaries regarding the rates of return on high quality, fixed-income investments with maturities matched to the expected future retirement benefit payments. Based on current market conditions, discount rates are below the year-end 2013 period, where a 5.15% discount rate was used for valuing the pension liabilities. The estimated effect at the year-end 2013 valuation date of changing the discount rate by 0.50% would increase pension liabilities in the case of a decrease in the discount rate, or decrease pension liabilities in the case of an increase in the discount rate, by approximately $150 million. In addition, changing the discount rate by 0.50% would increase pension expense in the case of a decrease in the discount rate, or decrease pension expense in the case of an increase in the discount rate, by approximately $11 million. The effect on pension liabilities for changes to the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, are deferred and amortized over future periods in accordance with the accounting standards.
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
At September 30, 2014, the outstanding financial derivatives used to hedge our exposure to energy cost volatility included both natural gas and electricity hedges. For natural gas, approximately 80% of our forecasted domestic requirements are hedged for 2014, approximately 85% for 2015, approximately 65% for 2016, and approximately 20% for 2017. The net mark-to-market valuation of these outstanding natural gas hedges at September 30, 2014 was an unrealized pre-tax loss of $3.5 million, comprised of $0.3 million classified in prepaid expenses and other current assets, $0.4 million included in other long-term assets, $2.1 million in accrued liabilities, and $2.1 million in other long-term liabilities. For the three months ended September 30, 2014, the effects of natural gas hedging activity on cost of sales were insignificant. For electricity usage in our Western Pennsylvania operations, we have hedged approximately 10% of our on-peak and off-peak forecasted requirements for 2014. The net mark-to-market valuation of the electricity hedges at September 30, 2014 was an unrealized pre-tax loss of $0.1 million, comprised of $0.1 million classified in accrued liabilities on the balance sheet. For the three months ended September 30, 2014, the effects of electricity hedging activity increased cost of sales by $0.1 million.
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

The majority of our products are sold utilizing raw material surcharges and index mechanisms. However, as of September 30, 2014, we had entered into financial hedging arrangements primarily at the request of our customers related to firm orders for an aggregate amount of approximately 15% of our estimated annual nickel requirements. These nickel hedges extend to 2020. Any gain or loss associated with these hedging arrangements is included in cost of sales. At September 30, 2014, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax gain of $2.6 million, comprised of $3.3 million classified in prepaid expenses and other current assets, $2.4 million in other long-term assets, $2.1 million in accrued liabilities, and $1.0 million in other long-term liabilities on the balance sheet.
Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies expected to be received from our export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk. We may also enter into foreign currency forward contracts that are not designated as hedges, which are denominated in the same foreign currency in which export sales are denominated. At September 30, 2014, the outstanding financial derivatives, including both hedges and undesignated derivatives, that are used to manage our exposure to foreign currency, primarily euros, represented approximately 20% of our forecasted total international sales through 2018. In addition, we may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions. At September 30, 2014, the net mark-to-market valuation of the outstanding foreign currency forward contracts was a net asset of $39.3 million, of which $18.8 million is included in prepaid expenses and other current assets and $20.5 million in other long-term assets on the balance sheet.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2014, and they concluded that these disclosure controls and procedures are effective.
(b) Changes in Internal Controls
There was no change in our internal controls over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2014 conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 5.	Other Information
On October 29, 2014, the Company and Terry L. Dunlap, Executive Vice President, ATI Flat Rolled Products, entered into a consulting agreement effective January 1, 2015,  a copy of which is filed herewith.

Item 6.	Exhibits
(a) Exhibits

10.1
Eighth Amendment to Credit Agreement, dated October 15, 2014, by and among ATI Funding Corporation, TDY Holdings, LLC, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 17, 2014 (File No. 1-12001)).

10.2	Consulting Agreement between Allegheny Technologies Incorporated and Terry L. Dunlap, effective January 1, 2015 (filed herewith).*

12.1	Computation of the Ratio of Earnings to Fixed Charges (filed herewith).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALLEGHENY TECHNOLOGIES INCORPORATED
(Registrant)

Date:	October 31, 2014	By	/s/ Patrick J. DeCourcy
Patrick J. DeCourcy
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date:	October 31, 2014	By	/s/ Karl D. Schwartz
Karl D. Schwartz
Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

10.1
Eighth Amendment to Credit Agreement, dated October 15, 2014, by and among ATI Funding Corporation, TDY Holdings, LLC, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 17, 2014 (File No. 1-12001)).

10.2	Consulting Agreement between Allegheny Technologies Incorporated and Terry L. Dunlap, effective January 1, 2015 (filed herewith).*

12.1	Computation of the Ratio of Earnings to Fixed Charges (filed herewith).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Report.