Form 10-Q
period 2015-03-31
ALLEGHENY TECHNOLOGIES INC
filed 2015-05-04
CIK 1018963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At April 24, 2015, the registrant had outstanding 109,215,499 shares of its Common Stock.

ALLEGHENY TECHNOLOGIES INCORPORATED
SEC FORM 10-Q
Quarter Ended March 31, 2015

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Allegheny Technologies Incorporated and Subsidiaries
Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Current period unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$238.0	$269.5
Accounts receivable, net of allowances for doubtful accounts of $4.8 as of March 31, 2015 and December 31, 2014	690.9	603.6
Inventories, net	1,472.6	1,472.8
Prepaid expenses and other current assets	64.1	136.2
Total Current Assets	2,465.6	2,482.1
Property, plant and equipment, net	2,943.7	2,961.8
Cost in excess of net assets acquired	777.9	780.4
Other assets	369.6	358.3
Total Assets	$6,556.8	$6,582.6
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$559.5	$556.7
Accrued liabilities	288.8	323.2
Deferred income taxes	70.8	62.2
Short term debt and current portion of long-term debt	17.9	17.8
Total Current Liabilities	937.0	959.9
Long-term debt	1,509.1	1,509.1
Accrued postretirement benefits	407.1	415.8
Pension liabilities	730.2	739.3
Deferred income taxes	91.3	80.9
Other long-term liabilities	162.0	156.2
Total Liabilities	3,836.7	3,861.2
Redeemable noncontrolling interest	12.1	12.1
Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized-50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-109,695,171 shares at March 31, 2015 and December 31, 2014; outstanding- 109,172,045 shares at March 31, 2015 and 108,710,914 shares at December 31, 2014	11.0	11.0
Additional paid-in capital	1,154.2	1,164.2
Retained earnings	2,382.4	2,398.9
Treasury stock: 523,126 shares at March 31, 2015 and 984,257 shares at December 31, 2014	(22.2)	(44.3)
Accumulated other comprehensive loss, net of tax	(930.8)	(931.4)
Total ATI stockholders’ equity	2,594.6	2,598.4
Noncontrolling interests	113.4	110.9
Total Equity	2,708.0	2,709.3
Total Liabilities and Equity	$6,556.8	$6,582.6

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2015	2014
Sales	$1,125.5	$987.3
Costs and expenses:
Cost of sales	1,016.0	917.1
Selling and administrative expenses	63.1	67.7
Income before interest, other income and income taxes	46.4	2.5
Interest expense, net	(26.7)	(29.1)
Other income, net	0.9	0.6
Income (loss) from continuing operations before income taxes	20.6	(26.0)
Income tax provision (benefit)	8.0	(10.0)
Income (loss) from continuing operations	12.6	(16.0)
Loss from discontinued operations, net of tax	—	(1.9)
Net income (loss)	12.6	(17.9)
Less: Net income attributable to noncontrolling interests	2.6	2.1
Net income (loss) attributable to ATI	$10.0	$(20.0)

Income (loss) per common share:
Basic
Continuing operations attributable to ATI per common share	$0.09	$(0.17)
Discontinued operations attributable to ATI per common share	—	(0.02)
Basic net income (loss) attributable to ATI per common share	$0.09	$(0.19)

Diluted
Continuing operations attributable to ATI per common share	$0.09	$(0.17)
Discontinued operations attributable to ATI per common share	—	(0.02)
Diluted net income (loss) attributable to ATI per common share	$0.09	$(0.19)
Dividends declared per common share	$0.18	$0.18

Amounts attributable to ATI common stockholders:
Income (loss) from continuing operations, net of tax	$10.0	$(18.1)
Loss from discontinued operations, net of tax	—	(1.9)
Net income (loss)	$10.0	$(20.0)
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three months ended March 31,
	2015	2014
Net income (loss)	$12.6	$(17.9)
Currency translation adjustment
Unrealized net change arising during the period	(21.8)	(3.3)
Unrealized holding gain on securities
Net gain (loss) arising during the period	—	—
Derivatives
Net derivatives gain on hedge transactions	18.5	9.3
Reclassification to net income of net realized loss (gain)	(2.7)	2.1
Income taxes on derivative transactions	6.1	4.4
Total	9.7	7.0
Postretirement benefit plans
Amortization of net actuarial loss	18.7	22.0
Prior service cost
Amortization to net income of net prior service cost (credits)	1.5	(0.2)
Income taxes on postretirement benefit plans	7.7	8.4
Total	12.5	13.4
Other comprehensive income, net of tax	0.4	17.1
Comprehensive income (loss)	13.0	(0.8)
Less: Comprehensive income attributable to noncontrolling interests	2.4	0.2
Comprehensive income (loss) attributable to ATI	$10.6	$(1.0)
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three months ended March 31,
	2015	2014
Operating Activities:
Net income (loss)	$12.6	$(17.9)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	45.6	44.0
Deferred taxes	5.0	(1.7)
Changes in operating asset and liabilities:
Inventories	0.3	(82.6)
Accounts receivable	(87.3)	(28.6)
Accounts payable	2.7	45.9
Retirement benefits	2.5	4.2
Accrued income taxes	60.6	(10.9)
Accrued liabilities and other	(30.0)	(9.3)
Cash provided by (used in) operating activities	12.0	(56.9)
Investing Activities:
Purchases of property, plant and equipment	(22.6)	(39.6)
Purchases of businesses, net of cash acquired	—	(71.1)
Asset disposals and other	0.1	1.8
Cash used in investing activities	(22.5)	(108.9)
Financing Activities:
Payments on long-term debt and capital leases	(0.3)	(0.1)
Dividends paid to stockholders	(19.3)	(19.3)
Shares repurchased for income tax withholding on share-based compensation	(1.4)	(3.9)
Cash used in financing activities	(21.0)	(23.3)
Decrease in cash and cash equivalents	(31.5)	(189.1)
Cash and cash equivalents at beginning of period	269.5	1,026.8
Cash and cash equivalents at end of period	$238.0	$837.7
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Statements of Changes in Consolidated Equity
(In millions, except per share amounts)
(Unaudited)

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, December 31, 2013	$11.0	$1,185.9	$2,490.1	$(79.6)	$(713.2)	$100.5	$2,994.7
Net income (loss)	—	—	(20.0)	—	—	2.1	(17.9)
Other comprehensive income (loss)	—	—	—	—	18.9	(1.8)	17.1
Cash dividends on common stock ($0.18 per share)	—	—	(19.3)	—	—	—	(19.3)
Employee stock plans	—	(25.7)	(10.1)	28.3	—	—	(7.5)
Balance, March 31, 2014	$11.0	$1,160.2	$2,440.7	$(51.3)	$(694.3)	$100.8	$2,967.1
Balance, December 31, 2014	$11.0	$1,164.2	$2,398.9	$(44.3)	$(931.4)	$110.9	$2,709.3
Net income	—	—	10.0	—	—	2.6	12.6
Other comprehensive income (loss)	—	—	—	—	0.6	(0.2)	0.4
Cash dividends on common stock ($0.18 per share)	—	—	(19.3)	—	—	—	(19.3)
Redeemable noncontrolling interest	—	—	(0.1)	—	—	0.1	—
Employee stock plans	—	(10.0)	(7.1)	22.1	—	—	5.0
Balance, March 31, 2015	$11.0	$1,154.2	$2,382.4	$(22.2)	$(930.8)	$113.4	$2,708.0
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
These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2014 Annual Report on Form 10-K. The results of operations for these interim periods are not necessarily indicative of the operating results for any future period. The December 31, 2014 financial information has been derived from the Company’s audited consolidated financial statements.
In 2013, the Company sold or announced closures of certain businesses that are reported as discontinued operations. Remaining closure activities were completed in 2014. Financial results for discontinued operations for the first quarter of 2014 were sales of $5.2 million, pretax losses of $2.8 million, and net assets of $2.9 million as of March 31, 2014.
New Accounting Pronouncements Adopted
In January 2015, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the criteria for reporting discontinued operations. Under the new criteria, a disposal of a component of an entity is required to be reported as discontinued operations only if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The criteria that there be no significant continuing involvement in the operations of the component after the disposal transaction has been removed under the new guidance. The new guidance also requires the presentation of the assets and liabilities of a disposal group that includes a discontinued operation for each comparative period and requires additional disclosures about discontinued operations, including the major line items constituting the pretax profit or loss of the discontinued operation, certain cash flow information for the discontinued operation, expanded disclosures about an entity’s significant continuing involvement in a discontinued operation, and disclosures about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation. The provisions of the new guidance are effective for all disposals that occur for the Company beginning in fiscal year 2015. The adoption of these changes had no impact on the consolidated financial statements.
Pending Accounting Pronouncements

In April 2015, the FASB issued new guidance on presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this guidance. This update will be effective for the Company beginning in fiscal year 2016, with early adoption permitted, and is applied on a retrospective basis. As of March 31, 2015 and December 31, 2014, the Company had $10.6 million and $10.9 million, respectively, of debt issuance costs reported as assets on the consolidated balance sheet that will be reclassified to a reduction of the carrying amount of the debt liability upon the Company’s adoption of this new guidance.

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

Note 2. Inventories
Inventories at March 31, 2015 and December 31, 2014 were as follows (in millions):

	March 31, 2015	December 31, 2014
Raw materials and supplies	$234.5	$249.3
Work-in-process	1,186.3	1,184.1
Finished goods	177.0	172.2
Total inventories at current cost	1,597.8	1,605.6
Adjustment from current cost to LIFO cost basis	4.3	4.8
Inventory valuation reserves	(66.4)	(68.8)
Progress payments	(63.1)	(68.8)
Total inventories, net	$1,472.6	$1,472.8
Inventories are stated at the lower of cost (last-in, first-out (“LIFO”), first-in, first-out (“FIFO”), and average cost methods) or market, less progress payments. Most of the Company’s inventory is valued utilizing the LIFO costing methodology. Inventory of the Company’s non-U.S. operations is valued using average cost or FIFO methods. The effect of using the LIFO methodology to value inventory, rather than FIFO, increased cost of sales by $0.5 million for the first three months of 2015, which was offset by a $0.5 million reduction in net realizable value reserves on the carrying value of LIFO-based inventory. The first three months of 2014 results included a $9.0 million increase in cost of sales from using the LIFO costing methodology, which was offset by a $9.0 million reduction in net realizable value reserves on the carrying value of LIFO-based inventory. The first three months of 2015 and 2014 results included $5.3 million and $8.3 million, respectively, in inventory valuation charges related to the market-based valuation of industrial titanium products in the Flat Rolled Products segment.
Note 3. Property, Plant and Equipment
Property, plant and equipment at March 31, 2015 and December 31, 2014 was as follows (in millions):

	March 31, 2015	December 31, 2014
Land	$30.0	$30.2
Buildings	1,053.1	1,048.9
Equipment and leasehold improvements	3,714.6	3,702.5
	4,797.7	4,781.6
Accumulated depreciation and amortization	(1,854.0)	(1,819.8)
Total property, plant and equipment, net	$2,943.7	$2,961.8
The construction in progress portion of property, plant and equipment at March 31, 2015 was $57.2 million.

Note 4. Debt
Debt at March 31, 2015 and December 31, 2014 was as follows (in millions):

	March 31, 2015	December 31, 2014
Allegheny Technologies 5.875% Notes due 2023 (a)	$500.0	$500.0
Allegheny Technologies 5.95% Notes due 2021	500.0	500.0
Allegheny Technologies 9.375% Notes due 2019	350.0	350.0
Allegheny Ludlum 6.95% debentures due 2025	150.0	150.0
ATI Ladish Series B 6.14% Notes due 2016 (b)	11.7	11.9
ATI Ladish Series C 6.41% Notes due 2015 (c)	10.2	10.3
Domestic Bank Group $400 million credit facility	—	—
Foreign credit facilities	—	—
Industrial revenue bonds, due through 2020, and other	5.1	4.7
Total short-term and long-term debt	1,527.0	1,526.9
Short-term debt and current portion of long-term debt	17.9	17.8
Total long-term debt	$1,509.1	$1,509.1

(a)	Bearing interest at 6.375% effective February 15, 2015.

(b)	Includes fair value adjustments of $0.3 million at March 31, 2015 and $0.4 million at December 31, 2014.

(c)	Includes fair value adjustments of $0.2 million at March 31, 2015 and $0.3 million at December 31, 2014.

During the first quarter of 2015, Standard & Poor’s (“S&P”) downgraded the Company’s credit rating one notch to BB+ from BBB-, resulting in an increase of the interest rate on the Senior Notes due 2023 (the “2023 Notes”) from 6.125% as of December 31, 2014 to 6.375% effective with the interest period beginning February 15, 2015. Future downgrades of the Company’s credit ratings could result in additional increases to the interest cost with respect to the 2023 Notes.
There were no outstanding borrowings made under the Company’s $400 million senior domestic credit facility (“credit facility”) expiring May 31, 2018 as of March 31, 2015, although approximately $4.7 million has been utilized to support the issuance of letters of credit. Average borrowings under the credit facility for the first quarter of 2015 were $73.7 million, bearing an average annual interest rate of 1.9%. The credit facility provides for a springing lien on certain of the Company’s accounts receivable and inventory. This springing lien became effective during the first quarter of 2015 as the Company’s credit ratings from both S&P’s and Moody’s are now below investment grade following S&P’s downgrade in the first quarter 2015 discussed above. This springing lien will be subsequently released if the Company’s credit rating returns to investment grade from either rating agency, assuming no event of default condition exists. The credit facility requires the Company to maintain a leverage ratio (measured as consolidated total indebtedness net of cash on hand in excess of $50 million, divided by consolidated EBITDA, defined as earnings before interest, taxes, depreciation and amortization, and non-cash pension expense, with the definition of consolidated EBIT excluding any gain or loss attributable to sale or other dispositions of assets outside the ordinary course of business, for the four prior fiscal quarters) of not greater than 5.00 for the quarter ended March 31, 2015, 4.50 for the quarter ended June 30, 2015, 3.75 for the quarter ended September 30, 2015, and 3.50 for the quarter ended December 31, 2015 and for each fiscal quarter thereafter. The credit facility also requires the Company to maintain an interest coverage ratio (consolidated EBITDA as calculated for the leverage ratio, divided by interest expense) of not less than 2.50 for the quarter ended March 31, 2015, 3.00 for the quarter ended June 30, 2015, 3.25 for the quarter ended September 30, 2015, and 3.50 for the quarter ended December 31, 2015 and for each fiscal quarter thereafter. At March 31, 2015, the leverage ratio was 3.73 and the interest coverage ratio was 3.26. The Company was in compliance with these required ratios during all applicable periods.
The Company has an additional separate credit facility for the issuance of letters of credit. As of March 31, 2015, $32 million in letters of credit were outstanding under this facility.
In addition, Shanghai STAL Precision Stainless Steel Company Limited (STAL), the Company’s Chinese joint venture company in which ATI has a 60% interest, entered into a 125 million renminbi (approximately $20 million at March 31, 2015 exchange rates) revolving credit facility in April 2015, replacing a previous revolving credit facility that expired in 2014. Borrowings may be either in renminbi or U.S. dollars, with interest rates based on published Chinese or U.S. interbank offer rates, respectively. The credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners. The credit facility requires STAL to maintain a minimum level of shareholders’ equity, and certain financial ratios.
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
The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of March 31, 2015, the Company had entered into financial hedging arrangements, primarily at the request of its customers, related to firm orders, for an aggregate notional amount of approximately 20% of its estimated annual nickel requirements. These nickel hedges extend to 2020.
At March 31, 2015, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility included natural gas cost hedges for approximately 80% of its annual forecasted domestic requirements for 2015, approximately 75% for 2016, and approximately 45% for 2017.
While the majority of the Company’s direct export sales are transacted in U.S. dollars, foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk, primarily euros. At March 31, 2015, the Company held euro forward sales contracts designated as hedges with a notional value of approximately 375 million euro with maturity dates through February 2018, including approximately 157 million euro with maturities in 2015. In addition, the Company may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions.
During the first quarter of 2015, the Company net settled 126.5 million euro notional value of foreign currency forward contracts designated as cash flow hedges with 2015 maturity dates, receiving cash proceeds of $26.1 million which is reported in cash provided by operating activities on the consolidated cash flow statement. Deferred gains on these settled cash flow hedges currently recognized in accumulated other comprehensive income will be reclassified to earnings when the underlying transactions occur. The Company subsequently entered into 115 million euro notional value of foreign currency forward contracts designated as fair value hedges in the first quarter of 2015, all with 2015 maturity dates, and recorded a $5.0 million benefit in costs of sales on the consolidated statement of operations in the first quarter of 2015 for subsequent mark-to-market changes on these fair value hedges.
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

(In millions) Asset derivatives	Balance sheet location	March 31, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$23.1	$23.6
Nickel and other raw material contracts	Prepaid expenses and other current assets	—	1.1
Foreign exchange contracts	Other assets	46.0	28.3
Nickel and other raw material contracts	Other assets	—	0.5
Total derivatives designated as hedging instruments		69.1	53.5
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	—	6.4
Total derivatives not designated as hedging instruments		—	6.4
Total asset derivatives		$69.1	$59.9
Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Natural gas contracts	Accrued liabilities	$12.1	$10.2
Nickel and other raw material contracts	Accrued liabilities	9.9	5.8
Electricity contracts	Accrued liabilities	—	0.1
Natural gas contracts	Other long-term liabilities	11.8	7.9
Nickel and other raw material contracts	Other long-term liabilities	9.4	3.0
Total derivatives designated as hedging instruments		43.2	27.0
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accrued liabilities	0.4	—
Total derivatives not designated as hedging instruments		0.4	—
Total liability derivatives		$43.6	$27.0
For derivative financial instruments that are designated as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged item affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current period results. For derivative financial instruments that are designated as fair value hedges, changes in the fair value of these derivatives are recognized in current period results. The Company did not use net investment hedges for the periods presented. The effects of derivative instruments in the tables below are presented net of related income taxes.

Activity with regard to derivatives designated as cash flow hedges for the three month periods ended March 31, 2015 and 2014 was as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (a)		Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
Derivatives in Cash Flow	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
Hedging Relationships	2015	2014	2015	2014	2015	2014
Nickel and other raw material contracts	$(9.6)	$3.0	$(2.2)	$(1.7)	$—	$—
Natural gas contracts	(6.0)	2.3	(2.4)	1.4	—	—
Electricity contracts	—	0.9	(0.1)	0.4	—	—
Foreign exchange contracts	27.0	(0.5)	6.4	(1.4)	—	—
Total	$11.4	$5.7	$1.7	$(1.3)	$—	$—

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
Assuming market prices remain constant with those at March 31, 2015, a gain of $0.7 million is expected to be recognized over the next 12 months.
The disclosures of gains or losses presented above for nickel and other raw material contracts and foreign currency contracts do not take into account the anticipated underlying transactions. Since these derivative contracts represent hedges, the net effect of any gain or loss on results of operations may be fully or partially offset.
During the first quarter of 2015, the Company net settled 40.3 million euro notional value of foreign currency forward contracts that were not designated as hedges, receiving cash proceeds of $11.8 million which is reported in cash provided by operating activities on the consolidated cash flow statement. The Company also entered into 30 million euro notional value of foreign currency forward contracts not designated as hedges in the first quarter of 2015 with maturity dates through February 2016.
Derivatives that are not designated as hedging instruments were as follows:

(In millions)	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated	Three months ended March 31,
as Hedging Instruments	2015	2014
Foreign exchange contracts	$3.5	$0.2
Changes in the fair value of foreign exchange contract derivatives not designated as hedging instruments are recorded in cost of sales.

Note 6. Fair Value of Financial Instruments
The estimated fair value of financial instruments at March 31, 2015 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$238.0	$238.0	$238.0	$—
Derivative financial instruments:
Assets	69.1	69.1	—	69.1
Liabilities	43.6	43.6	—	43.6
Debt	1,527.0	1,679.6	1,652.6	27.0
The estimated fair value of financial instruments at December 31, 2014 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$269.5	$269.5	$269.5	$—
Derivative financial instruments:
Assets	59.9	59.9	—	59.9
Liabilities	27.0	27.0	—	27.0
Debt	1,526.9	1,616.0	1,589.1	26.9
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

The availability of observable market data is monitored to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. No transfers between levels were reported in 2015 or 2014.

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

Note 7. Pension Plans and Other Postretirement Benefits
The Company has defined benefit pension plans or defined contribution plans covering substantially all employees. Benefits under the defined benefit pension plans are generally based on years of service and/or final average pay. The Company funds the U.S. pension plans in accordance with the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code.
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
For the three month periods ended March 31, 2015 and 2014, the components of pension expense and components of other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2015	2014	2015	2014
Service cost - benefits earned during the year	$5.7	$7.4	$0.7	$0.7
Interest cost on benefits earned in prior years	30.3	33.4	4.5	6.0
Expected return on plan assets	(42.1)	(46.1)	—	—
Amortization of prior service cost (credit)	0.3	0.6	1.2	(0.8)
Amortization of net actuarial loss	15.1	18.5	3.6	3.5
Total retirement benefit expense	$9.3	$13.8	$10.0	$9.4
Other postretirement benefit costs for a defined contribution plan were $0.7 million for the three months ended March 31, 2014.
Note 8. Income Taxes
First quarter 2015 results included a provision for income taxes of $8.0 million, or 38.8% of income from continuing operations before income tax, compared to a benefit of $10.0 million, or 38.5% of loss from continuing operations before income tax, for the 2014 comparable period. The income tax rate in 2015 is higher than normal due to the Company’s inability to use the federal domestic manufacturing deduction tax benefit due to net operating loss carryforwards. A federal income tax refund of $59.9 million was received in the first quarter of 2015. Income taxes in the first quarter 2014 included discrete tax benefits of $2.2 million primarily associated with adjustments to prior years’ and foreign taxes.

Note 9. Business Segments
The Company operates in two business segments: High Performance Materials & Components and Flat Rolled Products. The measure of segment operating profit, which is used to analyze the performance and results of the business segments, excludes income taxes, corporate expenses, net interest expense, retirement benefit expense, closed company expenses and restructuring costs, if any. Discontinued operations are also excluded. Management believes segment operating profit, as defined, provides an appropriate measure of controllable operating results at the business segment level. Following is certain financial information with respect to the Company’s business segments for the periods indicated (in millions):

	Three months ended March 31,
	2015	2014
Total sales:
High Performance Materials & Components	$564.9	$504.1
Flat Rolled Products	604.7	529.6
	1,169.6	1,033.7
Intersegment sales:
High Performance Materials & Components	22.1	19.7
Flat Rolled Products	22.0	26.7
	44.1	46.4
Sales to external customers:
High Performance Materials & Components	542.8	484.4
Flat Rolled Products	582.7	502.9
	$1,125.5	$987.3
Operating profit (loss):
High Performance Materials & Components	$75.9	$69.1
Flat Rolled Products	7.9	(25.6)
Total operating profit	83.8	43.5
Corporate expenses	(11.8)	(11.5)
Interest expense, net	(26.7)	(29.1)
Closed company and other expenses	(5.4)	(5.0)
Retirement benefit expense	(19.3)	(23.9)
Income (loss) from continuing operations before income taxes	$20.6	$(26.0)
Retirement benefit expense represents defined benefit pension expense and other postretirement benefit expense for both defined benefit and defined contribution plans. Operating profit with respect to the Company’s business segments excludes any retirement benefit expense. Costs associated with multiemployer pension plans are included in segment operating profit, and costs associated with defined contribution retirement plans are included in segment operating profit or corporate expenses, as applicable.
Interest expense, net of interest income, in the first quarter 2015 was $26.7 million, compared to net interest expense of $29.1 million in the first quarter 2014. The decrease in interest expense was primarily due to lower debt levels. Interest expense benefited from the capitalization of interest costs of $0.6 million in the first quarter 2015 compared to $2.3 million in the first quarter 2014. The decrease in capitalized interest primarily related to the Flat Rolled Products segment Hot-Rolling and Processing Facility.

Note 10. Redeemable Noncontrolling Interest
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
The carrying amount of the redeemable noncontrolling interest approximates its maximum redemption value. Any subsequent change in maximum redemption value is adjusted through retained earnings. The adjustment to the carrying amount for the quarter ended March 31, 2015 reduced retained earnings by $0.1 million. The Company applied the two-class method of calculating earnings per share, and as such this adjustment to the carrying amount was reflected in earnings per share. The redeemable noncontrolling interest was $12.1 million as of March 31, 2015 and December 31, 2014, which was unchanged from the acquisition date value.
Note 11. Per Share Information
The following table sets forth the computation of basic and diluted income from continuing operations per common share:

	Three Months Ended
(In millions, except per share amounts)	March 31,
	2015	2014
Numerator for basic income (loss) from continuing operations per common share –
Income (loss) from continuing operations attributable to ATI	$10.0	$(18.1)
Redeemable noncontrolling interest (Note 10)	(0.1)	—
Numerator for diluted income (loss) from continuing operations per common share –
Income (loss) from continuing operations available to ATI after assumed conversions	$9.9	$(18.1)
Denominator for basic net income (loss) per common share-weighted average shares	107.2	107.0
Effect of dilutive securities:
Share-based compensation	0.8	—
4.25% Convertible Notes due 2014	—	—
Denominator for diluted net income (loss) per common share – adjusted weighted average shares assuming conversions	108.0	107.0
Basic income (loss) from continuing operations attributable to ATI per common share	$0.09	$(0.17)
Diluted income (loss) from continuing operations attributable to ATI per common share	$0.09	$(0.17)
Common stock that would be issuable upon the assumed conversion of the 2014 Convertible Notes (prior to maturity on June 2, 2014) and other option equivalents and contingently issuable shares are excluded from the computation of contingently issuable shares, and therefore, from the denominator for diluted earnings per share, if the effect of inclusion is anti-dilutive. There were no anti-dilutive shares for the three month period ended March 31, 2015 and 10.0 million anti-dilutive shares for the three month period ended March 31, 2014.
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

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
March 31, 2015

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$2.5	$12.0	$223.5	$—	$238.0
Accounts receivable, net	0.1	222.4	468.4	—	690.9
Intercompany notes receivable	—	—	2,367.9	(2,367.9)	—
Inventories, net	—	399.6	1,073.0	—	1,472.6
Prepaid expenses and other current assets	3.0	8.9	52.2	—	64.1
Total current assets	5.6	642.9	4,185.0	(2,367.9)	2,465.6
Property, plant and equipment, net	2.5	1,544.9	1,396.3	—	2,943.7
Cost in excess of net assets acquired	—	126.6	651.3	—	777.9
Intercompany notes receivable	—	—	200.0	(200.0)	—
Investment in subsidiaries	6,149.2	37.7	—	(6,186.9)	—
Other assets	23.5	27.7	318.4	—	369.6
Total assets	$6,180.8	$2,379.8	$6,751.0	$(8,754.8)	$6,556.8
Liabilities and stockholders’ equity:
Accounts payable	$2.8	$336.9	$219.8	$—	$559.5
Accrued liabilities	31.7	60.3	196.8	—	288.8
Intercompany notes payable	1,179.0	1,188.9	—	(2,367.9)	—
Deferred income taxes	70.8	—	—	—	70.8
Short-term debt and current portion of long-term debt	0.6	0.1	17.2	—	17.9
Total current liabilities	1,284.9	1,586.2	433.8	(2,367.9)	937.0
Long-term debt	1,351.0	150.3	7.8	—	1,509.1
Intercompany notes payable	—	200.0	—	(200.0)	—
Accrued postretirement benefits	—	150.9	256.2	—	407.1
Pension liabilities	668.7	5.8	55.7	—	730.2
Deferred income taxes	91.3	—	—	—	91.3
Other long-term liabilities	76.9	20.9	64.2	—	162.0
Total liabilities	3,472.8	2,114.1	817.7	(2,567.9)	3,836.7
Redeemable noncontrolling interest	—	—	12.1	—	12.1
Total stockholders’ equity	2,708.0	265.7	5,921.2	(6,186.9)	2,708.0
Total liabilities and stockholders’ equity	$6,180.8	$2,379.8	$6,751.0	$(8,754.8)	$6,556.8

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations and Comprehensive Income
For the three months ended March 31, 2015

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$508.5	$617.0	$—	$1,125.5
Cost of sales	2.2	504.0	509.8	—	1,016.0
Selling and administrative expenses	25.8	11.7	25.6	—	63.1
Income (loss) before interest, other income and income taxes	(28.0)	(7.2)	81.6	—	46.4
Interest income (expense), net	(28.0)	(12.2)	13.5	—	(26.7)
Other income (loss) including equity in income of unconsolidated subsidiaries	76.6	0.4	0.6	(76.7)	0.9
Income (loss) from continuing operations before income tax provision (benefit)	20.6	(19.0)	95.7	(76.7)	20.6
Income tax provision (benefit)	8.0	(6.6)	34.1	(27.5)	8.0
Income (loss) from continuing operations	12.6	(12.4)	61.6	(49.2)	12.6
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	12.6	(12.4)	61.6	(49.2)	12.6
Less: Net income attributable to noncontrolling interests	—	—	2.6	—	2.6
Net income (loss) attributable to ATI	$12.6	$(12.4)	$59.0	$(49.2)	$10.0
Comprehensive income (loss) attributable to ATI	$13.0	$(9.1)	$37.8	$(31.1)	$10.6

Condensed Statements of Cash Flows
For the three months ended March 31, 2015

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(26.3)	$(42.3)	$80.6	$—	$12.0
Investing Activities:
Purchases of property, plant and equipment	—	(9.1)	(13.5)	—	(22.6)
Net receipts/(payments) on intercompany activity	—	—	(96.9)	96.9	—
Asset disposals and other	—	0.1	—	—	0.1
Cash flows provided by (used in) investing activities	—	(9.0)	(110.4)	96.9	(22.5)
Financing Activities:
Net receipts/(payments) on intercompany activity	47.4	49.5	—	(96.9)	—
Dividends paid to stockholders	(19.3)	—	—	—	(19.3)
Other	(1.5)	—	(0.2)	—	(1.7)
Cash flows provided by (used in) financing activities	26.6	49.5	(0.2)	(96.9)	(21.0)
Increase (decrease) in cash and cash equivalents	$0.3	$(1.8)	$(30.0)	$—	$(31.5)

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
December 31, 2014

	Guarantor		Non-guarantor
(In millions)	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$2.2	$13.8	$253.5	$—	$269.5
Accounts receivable, net	0.1	209.1	394.4	—	603.6
Intercompany notes receivable	—	—	2,390.8	(2,390.8)	—
Inventories, net	—	387.7	1,085.1	—	1,472.8
Prepaid expenses and other current assets	63.7	13.2	59.3	—	136.2
Total current assets	66.0	623.8	4,183.1	(2,390.8)	2,482.1
Property, plant and equipment, net	2.2	1,545.1	1,414.5	—	2,961.8
Cost in excess of net assets acquired	—	126.6	653.8	—	780.4
Intercompany notes receivable	—	—	200.0	(200.0)	—
Investment in subsidiaries	6,149.4	37.7	—	(6,187.1)	—
Other assets	23.7	28.0	306.6	—	358.3
Total assets	$6,241.3	$2,361.2	$6,758.0	$(8,777.9)	$6,582.6
Liabilities and stockholders’ equity:
Accounts payable	$4.5	$302.0	$250.2	$—	$556.7
Accrued liabilities	47.5	72.0	203.7	—	323.2
Intercompany notes payable	1,232.6	1,158.2	—	(2,390.8)	—
Deferred income taxes	62.2	—	—	—	62.2
Short-term debt and current portion of long-term debt	0.5	0.1	17.2	—	17.8
Total current liabilities	1,347.3	1,532.3	471.1	(2,390.8)	959.9
Long-term debt	1,350.6	150.3	8.2	—	1,509.1
Intercompany notes payable	—	200.0	—	(200.0)	—
Accrued postretirement benefits	—	153.0	262.8	—	415.8
Pension liabilities	675.5	6.0	57.8	—	739.3
Deferred income taxes	80.9	—	—	—	80.9
Other long-term liabilities	77.7	22.5	56.0	—	156.2
Total liabilities	3,532.0	2,064.1	855.9	(2,590.8)	3,861.2
Redeemable noncontrolling interest	—	—	12.1	—	12.1
Total stockholders’ equity	2,709.3	297.1	5,890.0	(6,187.1)	2,709.3
Total liabilities and stockholders’ equity	$6,241.3	$2,361.2	$6,758.0	$(8,777.9)	$6,582.6

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

Note 13. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, for the three month period ended March 31, 2015 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Unrealized holding gains on securities		Derivatives		Total
Attributable to ATI:
Balance, December 31, 2014		$(931.5)		$(16.2)		$—		$16.3	$(931.4)
OCI before reclassifications		—		(21.6)		—		11.4	(10.2)
Amounts reclassified from AOCI	(a)	12.5	(b)	—	(b)	—	(c)	(1.7)	10.8
Net current-period OCI		12.5		(21.6)		—		9.7	0.6
Balance, March 31, 2015		$(919.0)		$(37.8)		$—		$26.0	$(930.8)
Attributable to noncontrolling interests:
Balance, December 31, 2014		$—	$	$25.0		$—		$—	$25.0
OCI before reclassifications		—		(0.2)		—		—	(0.2)
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		(0.2)		—		—	(0.2)
Balance, March 31, 2015		$—		$24.8		$—		$—	$24.8

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 7).

(b)	No amounts were reclassified to earnings.

(c)	Amounts are included in cost of goods sold in the period or periods the hedged item affects earnings (see Note 5).

The changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, for the three month period ended March 31, 2014 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Unrealized holding gains on securities		Derivatives		Total
Attributable to ATI:
Balance, December 31, 2013		$(718.9)		$15.3		$—		$(9.6)	$(713.2)
OCI before reclassifications		—		(1.5)		—		5.7	4.2
Amounts reclassified from AOCI	(a)	13.4	(b)	—	(b)	—	(c)	1.3	14.7
Net current-period OCI		13.4		(1.5)		—		7.0	18.9
Balance, March 31, 2014		$(705.5)		$13.8		$—		$(2.6)	$(694.3)
Attributable to noncontrolling interests:
Balance, December 31, 2013		$—		$27.1		$—		$—	$27.1
OCI before reclassifications		—		(1.8)		—		—	(1.8)
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		(1.8)		—		—	$(1.8)
Balance, March 31, 2013		$—		$25.3		$—		$—	$25.3

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 7).

(b)	No amounts were reclassified to earnings.

(c)	Amounts are included in cost of goods sold in the period or periods the hedged item affects earnings (see Note 5).

Reclassifications out of AOCI for the three month periods ended March 31, 2015 and 2014 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components (In millions)	Three months ended March 31, 2015		Three months ended March 31, 2014		Affected line item in the statements of operations
Postretirement benefit plans
Prior service (cost) credit	$(1.5)	(a)	$0.2	(a)
Actuarial losses	(18.7)	(a)	(22.0)	(a)
	(20.2)	(c)	(21.8)	(c)	Total before tax
	(7.7)		(8.4)		Tax provision (benefit)
	$(12.5)		$(13.4)		Net of tax
Derivatives
Nickel and other raw material contracts	$(3.6)	(b)	$(2.8)	(b)
Natural gas contracts	(3.9)	(b)	2.3	(b)
Electricity contracts	(0.2)	(b)	0.7	(b)
Foreign exchange contracts	10.4	(b)	(2.3)	(b)
	2.7	(c)	(2.1)	(c)	Total before tax
	1.0		(0.8)		Tax provision (benefit)
	$1.7		$(1.3)		Net of tax

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
At March 31, 2015, the Company’s reserves for environmental remediation obligations totaled approximately $17 million, of which $9 million was included in other current liabilities. The reserve includes estimated probable future costs of $5 million for federal Superfund and comparable state-managed sites; $10 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $1 million for owned or controlled sites at which Company operations have been discontinued; and $1 million for sites utilized by the Company in its ongoing operations. The Company continues to evaluate whether it may be able to recover a portion of past and future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate.

Based on currently available information, it is reasonably possible that costs for recorded matters may exceed the Company’s recorded reserves by as much as $19 million. However, future investigation or remediation activities may result in the discovery of additional hazardous materials, potentially higher levels of contamination than discovered during prior investigation, and may impact costs of the success or lack thereof in remedial solutions. Therefore, future developments, administrative actions or liabilities relating to environmental matters could have a material adverse effect on the Company’s consolidated financial condition or results of operations.
The timing of expenditures depends on a number of factors that vary by site. The Company expects that it will expend present accruals over many years and that remediation of all sites with which it has been identified will be completed within thirty years.
See Note 20. Commitments and Contingencies to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2014 for a discussion of legal proceedings affecting the Company.
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
Our first quarter 2015 results from continuing operations were sales of $1.13 billion and net income attributable to ATI of $10.0 million, or $0.09 per share, compared to first quarter 2014 sales of $987.3 million and net loss attributable to ATI of $18.1 million, or $(0.17) per share. Compared to the first quarter 2014, sales increased 12% in the High Performance Materials & Components business segment and 16% in the Flat Rolled Products business segment. Operating results for the first quarter of 2015 reflect higher shipment volumes for most products, which more than offset lower selling prices, including the effects of raw material surcharges and index pricing mechanisms, compared to the first quarter of 2014.

Demand from the global aerospace and defense, oil & gas/chemical process industry, electrical energy, automotive and medical markets represented 78% of our sales for the three months ended March 31, 2015. The automotive market is now a key global growth market for the Company. Comparative information for our overall revenues (in millions) by market and their respective percentages of total revenues for the three month periods ended March 31, 2015 and 2014 were as follows:

	Three Months Ended		Three Months Ended
Market	March 31, 2015		March 31, 2014
Aerospace & Defense	$407.5	36%	$350.2	35%
Oil & Gas/Chemical Process Industry	210.2	19%	161.9	16%
Electrical Energy	108.3	10%	105.7	11%
Automotive	96.3	8%	98.8	10%
Medical	57.9	5%	48.1	5%
Subtotal - Key Markets	880.2	78%	764.7	77%
Construction/Mining	80.2	7%	75.0	8%
Food Equipment & Appliances	70.9	6%	54.3	5%
Transportation	39.5	4%	36.4	4%
Electronics/Computers/Communication	33.3	3%	31.8	3%
Conversion Services & Other	21.4	2%	25.1	3%
Total	$1,125.5	100%	$987.3	100%
For the first quarter 2015, international sales increased 21% to $454 million and represented 40% of total sales, compared to $374 million or 38% of total sales for the first quarter 2014. ATI’s international sales are mostly to the aerospace, oil & gas, chemical process industry, electrical energy, automotive and medical markets. Sales of our high-value products (titanium and titanium alloys, nickel-based alloys and specialty alloys, zirconium and related alloys, precision forgings, castings and components, grain-oriented electrical steel, and precision and engineered strip) represented 79% of total sales for the three months ended March 31, 2015. Comparative information for our major high-value and standard products based on their percentages of our total sales is as follows:

	Three months ended March 31,
	2015	2014
High-Value Products
Nickel-based alloys and specialty alloys	29%	25%
Titanium and titanium alloys	16%	15%
Precision forgings, castings and components	13%	14%
Precision and engineered strip	12%	14%
Zirconium and related alloys	5%	6%
Grain-oriented electrical steel	4%	4%
Total High-Value Products	79%	78%
Standard Products
Stainless steel sheet	11%	10%
Specialty stainless sheet	7%	9%
Stainless steel plate and other	3%	3%
Total Standard Products	21%	22%
Grand Total	100%	100%
Total titanium mill product shipments, including Uniti joint venture conversion, were 9.8 million pounds in the first quarter 2015, representing a 12% increase compared to the first quarter 2014, due to higher volume in the High Performance Materials & Components segment, driven by aerospace market demand.

Segment operating profit for the first quarter 2015 was $83.8 million, or 7.4% of sales, compared to $43.5 million, or 4.4% of sales for the first quarter 2014. First quarter 2015 results included $12.4 million of Hot-Rolling and Processing Facility (HRPF) start-up and Rowley titanium sponge facility Premium Quality (PQ) qualification costs. First quarter 2014 segment results included $8.3 million in inventory valuation charges related to the market-based valuation of industrial titanium products in the Flat Rolled Products segment. Segment operating profit as a percentage of sales for the three month periods ended March 31, 2015 and 2014 was:

	Three months ended March 31,
	2015	2014
High Performance Materials & Components	14.0%	14.3%
Flat Rolled Products	1.4%	(5.1)%
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
Segment operating profit for the first quarter 2015 in the High Performance Materials & Components segment was $75.9 million, or 14.0% of sales, compared to $69.1 million, or 14.3% of sales, for the first quarter 2014. The Flat Rolled Products segment operating profit for the first quarter 2015 was $7.9 million, or 1.4% of sales, compared to segment operating loss of $25.6 million, or (5.1)% of sales, for the first quarter 2014. Segment operating profit benefited from $24.6 million in cost reductions during the first quarter 2015.
Income from continuing operations before tax for the first quarter 2015 was $20.6 million, or 1.8% of sales, compared to a loss from continuing operations before tax of $26.0 million, or (2.6)% of sales, for the first quarter 2014. Net income from continuing operations attributable to ATI for the first quarter 2015 was $10.0 million, or $0.09 per share, compared to net loss from continuing operations attributable to ATI of $18.1 million, or $(0.17) per share, for the first quarter 2014.

In our High Performance Materials & Components segment, we expect to see demand for our mill products, forgings and investment castings grow throughout 2015 and over the next several years due to strong demand from airframe and jet engine OEMs. In this segment, demand from the oil & gas market, primarily for exploration applications, is expected to remain soft for the balance of 2015. The titanium PQ product and process qualification program remains on schedule for mid-year 2015 completion for products used in jet engine rotating parts made with ATI Rowley titanium sponge. We also expect segment results to continue to be negatively impacted by low operating rates at the Rowley facility throughout 2015 as we steadily increase titanium sponge production throughout the year.

In our Flat Rolled Products segment, we expect improved volume and a better product mix in the second quarter 2015 as we begin to realize the range of capabilities of the HRPF. For example, during the second quarter, we expect to ship more 60”-wide stainless, auto-exhaust alloys, and 48”-wide nickel-based alloy coils compared to the first quarter. Selling prices and demand for our standard stainless products will remain uncertain until raw material prices stabilize. Base selling prices for standard stainless sheet are also being pressured by imports, mainly from China. Nickel plate shipments for a large oil & gas pipeline project are expected to continue to benefit second quarter results. Trailing HRPF start-up costs of approximately $3 million are expected to be incurred in the second quarter. We continue to expect fourth quarter 2015 operating profit to benefit at an annualized rate of approximately $150 million, compared to 2014, which includes the elimination of start-up costs.

Our long-term strategy is to bring our industry-leading portfolio of products, technologies, and manufacturing capabilities to diversified high-value global markets with high barriers to entry. The markets we serve are inherently cyclical. We are currently in an unusual time when some of our key markets are very volatile. Our strategy is to offset or limit the resulting negative impact from this volatility with the benefits of ATI’s diversified product mix and end market focus. Our strategy includes being focused on actions to align and integrate ATI’s specialty materials businesses, enhance ATI’s competitive position, and continuously improve the cost structure and operating efficiencies of our businesses to achieve long-term sustainable profitable growth.

Business Segment Results
The High Performance Materials & Components and Flat Rolled Products business segments represented the following percentages of our total revenues and segment operating profit for the first three months of 2015 and 2014:

	2015		2014
	Revenue	Operating Profit	Revenue	Operating Profit (Loss)
High Performance Materials & Components	48%	91%	49%	159%
Flat Rolled Products	52%	9%	51%	(59)%
High Performance Materials & Components Segment
First quarter 2015 sales increased 12.1% to $542.8 million compared to the first quarter 2014, primarily as a result of higher mill product shipments. Sales of titanium and titanium-related alloys were 25% higher than the first quarter 2014. Sales of nickel-based and specialty alloys were 16% higher than the first quarter 2014, sales of precision forgings, castings and components were 3% higher, and sales for zirconium and related alloys were flat. Sales to the aerospace market increased 16% compared to the prior year quarter, with sales to the jet engine and airframe aerospace markets up 18% and 22%, respectively. Sales to the oil & gas/chemical process industry decreased 10% compared to the first quarter 2014, reflecting lower sales to the oil & gas market for exploration and other down-hole applications. Sales to the medical and electrical energy markets increased 30% and 27%, respectively, both compared to the prior year first quarter.

Comparative information for our High Performance Materials & Components segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended March 31, 2015 and 2014 is as follows:

	Three Months Ended		Three Months Ended
Market	March 31, 2015		March 31, 2014
Aerospace:
Jet Engines	$182.6	34%	$154.8	32%
Airframes	113.7	21%	93.1	19%
Government	42.2	7%	42.9	9%
Total Aerospace	338.5	62%	290.8	60%
Medical	54.6	10%	42.1	9%
Oil & Gas/Chemical Process Industry	39.9	7%	44.2	9%
Electrical Energy	35.7	7%	28.2	6%
Defense	26.3	5%	26.5	5%
Construction/Mining	16.6	3%	17.2	4%
Transportation	14.6	3%	13.1	3%
Other	16.6	3%	22.3	4%
Total	$542.8	100%	$484.4	100%
International sales represented 41% of total segment sales for the first quarter 2015. Comparative information for the High Performance Materials & Components segment’s major product categories, based on their percentages of sales for the three months ended March 31, 2015 and 2014, is as follows:

	Three months ended March 31,
	2015	2014
High-Value Products
Nickel-based alloys and specialty alloys	32%	31%
Titanium and titanium alloys	30%	27%
Precision forgings, castings and components	27%	29%
Zirconium and related alloys	11%	13%
Total High-Value Products	100%	100%
Segment operating profit in the first quarter 2015 increased to $75.9 million, or 14.0% of total sales, compared to $69.1 million, or 14.3% of total sales, for the first quarter 2014 primarily as a result of higher shipments and the benefit of cost reductions. Prior year segment results include a net $8 million benefit for inventory valuation reserve adjustments, with no similar adjustment in our 2015 results. Segment results continued to be negatively impacted by low operating rates at our Rowley, UT titanium sponge facility and by the strategic decision to use ATI-produced titanium sponge rather than lower cost titanium scrap to manufacture certain titanium products. Results benefited from $15.1 million in gross cost reductions in the first quarter 2015.
Flat Rolled Products Segment
First quarter 2015 sales increased 16% compared to the first quarter 2014, to $582.7 million, primarily due to higher shipments of both high-value and standard products. Shipments of high-value products increased 5% compared to the first quarter 2014, with shipments of our Precision Rolled Strip® and engineered strip products, and nickel-based alloys showing the largest increases. Shipments of standard stainless products increased 3%. Average selling prices increased 5% for standard stainless products, and average selling prices for high-value products increased 16%, both compared to the first quarter 2014. First quarter 2015 Flat Rolled Products segment titanium shipments, including Uniti joint venture conversion, were 2.0 million pounds, a 17% decrease compared to the first quarter 2014, reflecting weaker project-based work in industrial titanium markets.

Comparative information for our Flat Rolled Products segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended March 31, 2015 and 2014 is as follows:

	Three Months Ended		Three Months Ended
Market	March 31, 2015		March 31, 2014
Oil & Gas/Chemical Process Industry	$170.4	29%	$117.6	23%
Automotive	94.9	16%	95.3	19%
Electrical Energy	72.7	12%	77.6	15%
Food Equipment & Appliances	70.2	12%	53.9	11%
Construction/Mining	63.6	11%	57.8	12%
Aerospace & Defense	42.7	8%	32.8	7%
Electronics/Computers/Communication	32.3	6%	31.2	6%
Transportation	24.9	4%	23.3	5%
Medical	3.3	1%	5.9	1%
Other	7.7	1%	7.5	1%
Total	$582.7	100%	$502.9	100%
International sales represented 40% of total segment sales for the first quarter 2015. Comparative information for the Flat Rolled Products segment’s major product categories, based on their percentages of sales for the three months ended March 31, 2015 and 2014, is as follows:

	Three months ended March 31,
	2015	2014
High-Value Products
Nickel-based alloys and specialty alloys	27%	19%
Precision and engineered strip	24%	27%
Grain-oriented electrical steel	8%	9%
Titanium and titanium alloys	3%	4%
Total High-Value Products	62%	59%
Standard Products
Stainless steel sheet	21%	19%
Specialty stainless sheet	14%	18%
Stainless steel plate	3%	4%
Total Standard Products	38%	41%
Grand Total	100%	100%
Segment operating profit was $7.9 million, or 1.4% of sales, for the first quarter 2015, compared to a segment operating loss of $25.6 million, or (5.1)% of sales, for the first quarter 2014. Results for 2015 reflect the benefits of higher shipment volumes, and higher selling prices for standard products and lower inventory valuation reserve charges. First quarter 2015 segment operating results included $6.2 million of inventory charges primarily related to the market-based valuation of industrial titanium products, compared to $16.3 million of inventory charges in the first quarter of 2014 including an $8.0 million LIFO inventory valuation reserve charge and an $8.3 million charge for market-based valuation of industrial titanium products.
Segment results also included $5.6 million of HRPF start-up costs. The HRPF is now fully integrated into daily operations and producing our high-value and standard flat rolled products in wider, longer, and thinner coils. As expected, we are also seeing significant operating improvement at our finishing facilities from the larger coils with tighter and consistent gauge control from edge-to-edge and tip-to-tail. We are now focused on continuous improvement in product quality, operating efficiency, and delivery performance. We expect HRPF pre-tax start-up costs of approximately $3 million in the second quarter 2015. The HRPF is the key enabler to our Flat Rolled Products business being a more efficient and cost competitive producer of both high-value and standard flat rolled products. As we move through 2015 our focus will be on improving the operating efficiency of the HRPF and implementing a more competitive cost structure in this business. We continue to expect fourth quarter 2015 operating profit to benefit at an annualized rate of approximately $150 million, compared to 2014, which includes the elimination of start-up costs.
Results benefited from $9.5 million in gross costs reductions in the first quarter 2015.

Comparative shipment volume and average selling price information of the segment’s products for the three months ended March 31, 2015 and 2014 is provided in the following table:

	Three months ended March 31,		%
	2015	2014	Change
Volume (000’s pounds):
High-value	129,203	122,769	5%
Standard	171,154	165,401	3%
Total	300,357	288,170	4%
Average prices (per lb.):
High-value	$2.75	$2.38	16%
Standard	$1.30	$1.25	5%
Combined Average	$1.93	$1.73	12%
Corporate Items
Corporate expenses for the first quarter 2015 were $11.8 million, compared to $11.5 million in the first quarter 2014. The increase in corporate expenses for the three month period ended March 31, 2015 was primarily the result of higher incentive compensation expenses associated with performance plans.
Interest expense, net of interest income, in the first quarter 2015 was $26.7 million, compared to net interest expense of $29.1 million in the first quarter 2014. The decrease in interest expense for the three month period ended March 31, 2015 was primarily due to lower debt levels. Interest expense benefited from the capitalization of interest costs on major strategic capital projects by $0.6 million in the first quarter 2015 compared to $2.3 million in the first quarter 2014, primarily related to the HRPF.
Closed company and other expenses for the first quarter 2015 were $5.4 million, compared to $5.0 million for the first quarter 2014. These items are presented primarily in selling and administrative expenses in the consolidated statements of operations.
Retirement benefit expense, which includes pension expense and other postretirement expense, decreased to $19.3 million in the first quarter 2015, compared to $23.9 million in the first quarter 2014. The decrease in retirement benefit expense was due to lower pension expense, primarily resulting from the use of a longer amortization period to recognize net actuarial losses. Approximately 95% of 2015 retirement benefit expense is included in cost of sales, with the remainder included in selling and administrative expenses.
Income Taxes
The first quarter 2015 provision for income taxes was $8.0 million, or 38.8% of income from continuing operations before income tax, compared to the first quarter 2014 benefit for income taxes of $10.0 million, or 38.5% of loss from continuing operations before income tax. The income tax rate in 2015 is higher than normal due to the Company’s inability to use the federal domestic manufacturing deduction tax benefit due to net operating loss carryforwards. Income taxes in the first quarter 2014 included discrete tax benefits of $2.2 million primarily associated with adjustments to prior years’ and foreign taxes.
Financial Condition and Liquidity
We believe that internally generated funds, current cash on hand and available borrowings under existing credit facilities will be adequate to meet foreseeable liquidity needs, including the completion of the HRPF. If we need to obtain additional financing using the credit markets, the cost and the terms and conditions of such borrowing may be influenced by our credit rating. We have no significant debt maturities until June 2019.
There were no outstanding borrowings made under the Company’s $400 million senior domestic credit facility (“credit facility”) as of March 31, 2015, although approximately $4.7 million has been utilized to support the issuance of letters of credit. Average borrowings under the credit facility for the first quarter of 2015 were $73.7 million, bearing an average annual interest rate of 1.9%. The credit facility provides for a springing lien on certain of the Company’s accounts receivable and inventory. This springing lien became effective during the first quarter of 2015 as the Company’s credit ratings from both Standard & Poor’s (“S&P”) and Moody’s are now below investment grade following S&P’s downgrade to BB+ in the first quarter 2015. This springing lien will be subsequently released if the Company’s credit rating returns to investment grade from either rating agency, assuming no event of default condition exists. Changes in our credit rating do not impact our access to, or the cost of, our existing credit facilities. The credit facility requires the Company to maintain a leverage ratio (measured as consolidated total indebtedness net of cash on hand in excess of $50 million, divided by consolidated EBITDA, defined as earnings before interest, taxes, depreciation and amortization, and non-cash pension expense, with the definition of consolidated EBIT excluding any gain or loss attributable to sale or other dispositions of assets outside the ordinary course of business, for the four prior fiscal quarters) of not greater than 5.00 for the quarter ended March 31, 2015, 4.50 for the quarter ended June 30, 2015, 3.75 for the quarter ended September 30, 2015, and 3.50 for the quarter ended December 31, 2015 and for each fiscal quarter thereafter. The credit facility also requires the Company to maintain an interest coverage ratio (consolidated EBITDA as calculated for the leverage ratio, divided by interest expense) of not less than 2.50 for the quarter ended March 31, 2015, 3.00 for the quarter ended June 30, 2015, 3.25 for the quarter ended September 30, 2015, and 3.50 for the quarter ended December 31, 2015 and for each fiscal quarter thereafter. At March 31, 2015, the leverage ratio was 3.73 and the interest coverage ratio was 3.26. The Company was in compliance with these required ratios during all applicable periods.
We have no off-balance sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.
Cash Flow and Working Capital
For the three months ended March 31, 2015, cash flow provided by operations was $12.0 million, despite a $79.4 million investment in managed working capital associated with increased business activity. During the first quarter of 2015, operating cash activities included a $59.9 million federal tax refund and the net settlement of certain foreign currency forward contracts for cash proceeds of $37.9 million (see Note 5. Derivatives for further explanation). Cash used in investing activities was $22.5 million in the first three months of 2015, primarily for capital expenditures. Cash used in financing activities was $21.0 million in the first three months of 2015 and consisted primarily of dividend payments of $19.3 million to ATI stockholders. At March 31, 2015, cash and cash equivalents on hand totaled $238.0 million, a decrease of $31.5 million from year end 2014. As of March 31, 2015, $84.7 million of cash and cash equivalents were held by our foreign subsidiaries.

As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable and gross inventories, less accounts payable. In measuring performance in controlling managed working capital, we exclude the effects of LIFO and other inventory valuation reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. At March 31, 2015, managed working capital decreased to 35.6% of annualized total ATI sales compared to 38.5% of annualized sales at December 31, 2014. During the first three months of 2015, managed working capital increased by $79.4 million, to $1.7 billion. The increase in managed working capital from December 31, 2014 resulted from an $86.3 million increase in accounts receivable, partially offset by a $2.6 million decrease in inventory and a $4.3 million increase in accounts payable. Days sales outstanding, which measures actual collection timing for accounts receivable, increased slightly in 2015 compared to year end 2014. Gross inventory turns, which exclude the effect of LIFO inventory valuation reserves, declined nearly 15% at March 31, 2015 compared to year end 2014 reflecting a greater investment in inventory to support improving business volumes.

The components of managed working capital at March 31, 2015 and December 31, 2014 were as follows:

	March 31,	December 31,
(In millions)	2015	2014
Accounts receivable	$690.9	$603.6
Inventory	1,472.6	1,472.8
Accounts payable	(559.5)	(556.7)
Subtotal	1,604.0	1,519.7
Allowance for doubtful accounts	4.8	4.8
LIFO reserve	(4.3)	(4.8)
Inventory reserves	66.4	68.9
Corporate and other	3.0	5.9
Managed working capital	$1,673.9	1,594.5
Annualized prior 2 months sales	$4,699.1	$4,144.5
Managed working capital as a % of annualized sales	35.6%	38.5%
Change in managed working capital from December 31, 2014	$79.4
Capital Expenditures
We have significantly expanded and continue to expand our manufacturing capabilities to meet expected intermediate and long-term demand from the aerospace (engine and airframe), oil & gas, chemical process industry, electrical energy, automotive and medical markets, especially for titanium and titanium-based alloys, nickel-based alloys and superalloys, specialty alloys, and zirconium and related alloys.
Our most significant ongoing capital expenditure project is the HRPF at our existing Flat Rolled Products segment Brackenridge, PA operations. We expect improved productivity, lower costs, and higher quality for our diversified product mix of flat rolled specialty materials from this strategic project, including nickel-based and specialty alloys, titanium and titanium alloys, zirconium alloys, Precision Rolled Strip products, and stainless sheet and coiled plate products. The HRPF is now fully integrated into daily operations and is producing our high-value and standard flat rolled products in wider, longer, and thinner coils as designed. We are now focused on continuous improvement in product quality, operating efficiency, and delivery performance.
Capital expenditures were $22.6 million for the first three months of 2015. We currently expect our 2015 capital expenditures to be approximately $290 million, approximately half of which is related to completion of payments associated with the HRPF. We expect to fund these capital expenditures with cash on hand and cash flow generated from our operations and if needed, by using a portion of our $400 million domestic credit facility.
Debt
At March 31, 2015, we had $1,527.0 million in total outstanding debt, compared to $1,526.9 million at December 31, 2014.
In managing our overall capital structure, some of the measures on which we focus are net debt to total capitalization, which is the percentage of our debt, net of cash that may be available to reduce borrowings, to our total invested and borrowed capital, and total debt to total capitalization, which excludes cash balances. Net debt as a percentage of total capitalization was 33.2% at March 31, 2015, compared to 32.6% at December 31, 2014. The net debt to total capitalization was determined as follows:

(In millions)	March 31, 2015	December 31, 2014
Total debt	$1,527.0	$1,526.9
Less: Cash	(238.0)	(269.5)
Net debt	$1,289.0	$1,257.4
Total ATI stockholders’ equity	2,594.6	2,598.4
Net ATI total capital	$3,883.6	$3,855.8
Net debt to ATI total capital	33.2%	32.6%
Total debt to total capitalization of 37.0% at March 31, 2015 remained unchanged from December 31, 2014.

Total debt to total capitalization was determined as follows:

(In millions)	March 31, 2015	December 31, 2014
Total debt	$1,527.0	$1,526.9
Total ATI stockholders’ equity	2,594.6	2,598.4
Total ATI capital	$4,121.6	$4,125.3
Total debt to total ATI capital	37.0%	37.0%

During the first quarter of 2015, S&P downgraded the Company’s credit rating one notch to BB+ from BBB, resulting in an increase of the interest rate on the Senior Notes due 2023 (the “2023 Notes”) from 6.125% as of December 31, 2014 to 6.375% effective with the interest period beginning February 15, 2015. Future downgrades of the Company’s credit ratings could result in additional increases to the interest cost with respect to the 2023 Notes.
We have a $400 million credit facility that includes a $200 million sublimit for the issuance of letters of credit. Under the terms of the facility, we may increase the size of the facility by up to $100 million without seeking the further approval of the lending group. Although there were no outstanding borrowings made under the credit facility as of March 31, 2015, average borrowings for the first quarter of 2015 were $73.7 million bearing an average annual interest rate of 1.9%. The credit facility provides for a springing lien on certain of the Company’s accounts receivable and inventory. This springing lien became effective during the first quarter of 2015 as the Company’s credit ratings from both S&P’s and Moody’s are now below investment grade following S&P’s downgrade in the first quarter 2015 discussed above. This springing lien will be subsequently released if the Company’s credit rating returns to investment grade from either rating agency, assuming no event of default condition exists.
We have an additional, separate credit facility for the issuance of letters of credit. As of March 31, 2015, $32 million in letters of credit were outstanding under this facility.
In addition, Shanghai STAL Precision Stainless Steel Company Limited (STAL), the Company’s Chinese joint venture company in which ATI has a 60% interest, entered into a 125 million renminbi (approximately $20 million at March 31, 2015 exchange rates) revolving credit facility in April 2015, replacing a previous revolving credit facility that expired in 2014. Borrowings may be either in renminbi or U.S. dollars, with interest rates based on published Chinese or U.S. interbank offer rates, respectively. The credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners. The credit facility requires STAL to maintain a minimum level of shareholders’ equity, and certain financial ratios.
Dividends
A regular quarterly dividend of $0.18 per share of common stock was paid on March 25, 2015 to stockholders of record at the close of business on March 11, 2015. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate.
Critical Accounting Policies
Inventory
At March 31, 2015, we had net inventory of $1,472.6 million. Inventories are stated at the lower of cost (last-in, first-out (“LIFO”), first-in, first-out (“FIFO”) and average cost methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold. Generally, over time based on overall inflationary trends in raw materials, labor and overhead costs, the use of the LIFO inventory valuation method will result in a LIFO inventory valuation reserve, as the higher current period costs are included in cost of sales and the balance sheet carrying value of inventory is reduced.

The prices for many of the raw materials we use have been extremely volatile during the past several years. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a rise in raw material costs has a negative effect on our operating results by increasing cost of sales while lowering the carrying value of inventory, while, conversely, a fall in material costs results in a benefit to operating results by reducing cost of sales and increasing the inventory carrying value. For example, in 2014, the effect of rising raw material costs on our LIFO inventory valuation method resulted in cost of sales from continuing operations which were $24.6 million higher than would have been recognized had we utilized the FIFO methodology to value our inventory. Conversely, in 2013, the effect of falling raw material costs on our LIFO inventory valuation method resulted in cost of sales from continuing operations which were $80.9 million lower than would have been recognized had we utilized the FIFO methodology to value our inventory. However, in cases where inventory at FIFO cost is lower than the LIFO carrying value, a write-down of the inventory to market may be required, subject to a lower of cost or market evaluation.
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
In applying the lower of cost or market principle, market means current replacement cost, subject to a ceiling (market value shall not exceed net realizable value) and a floor (market shall not be less than net realizable value reduced by an allowance for a normal profit margin). We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting reserve, if any, is recognized as an expense in the period that the need for the reserve is identified. We recorded a $0.5 million increase to our cost of sales for changes in our LIFO inventory valuation method in the first quarter of 2015 which was offset by a $0.5 million reduction in net realizable value reserves on the carrying value of LIFO-based inventory. The first quarter of 2015 results also included $5.3 million in inventory valuation charges related to the market-based valuation of industrial titanium products in the Flat Rolled Products segment.
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
Other Critical Accounting Policies
A summary of other significant accounting policies is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
New Accounting Pronouncements Adopted
In January 2015, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the criteria for reporting discontinued operations. Under the new criteria, a disposal of a component of an entity is required to be reported as discontinued operations only if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The criteria that there be no significant continuing involvement in the operations of the component after the disposal transaction has been removed under the new guidance. The new guidance also requires the presentation of the assets and liabilities of a disposal group that includes a discontinued operation for each comparative period and requires additional disclosures about discontinued operations, including the major line items constituting the pretax profit or loss of the discontinued operation, certain cash flow information for the discontinued operation, expanded disclosures about an entity’s significant continuing involvement in a discontinued operation, and disclosures about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation. The provisions of the new guidance are effective for all disposals that occur for the Company beginning in fiscal year 2015. The adoption of these changes had no impact on the consolidated financial statements.
Pending Accounting Pronouncements

In April 2015, the FASB issued new guidance on presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this guidance. This update will be effective for the Company beginning in fiscal year 2016, with early adoption permitted, and is applied on a retrospective basis. As of March 31, 2015 and December 31, 2014, the Company had $10.6 million and $10.9 million, respectively, of debt issuance costs reported as assets on the consolidated balance sheet that will be reclassified to a reduction of the carrying amount of the debt liability upon the Company’s adoption of this new guidance.

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
Forward-Looking and Other Statements
From time to time, we have made and may continue to make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements in this report relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results, performance or achievements to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: (a) material adverse changes in economic or industry conditions generally, including global supply and demand conditions and prices for our specialty materials; (b) material adverse changes in the markets we serve, including the aerospace and defense, oil and gas/chemical process industry, electrical energy, medical, automotive, construction and mining, and other markets; (c) our inability to achieve the level of cost savings, productivity improvements, synergies, growth or other benefits anticipated by management, from strategic investments and the integration of acquired businesses, whether due to significant increases in energy, raw materials or employee benefits costs, the possibility of project cost overruns or unanticipated costs and expenses, or other factors; (d) volatility of prices and availability of supply of the raw materials that are critical to the manufacture of our products; (e) declines in the value of our defined benefit pension plan assets or unfavorable changes in laws or regulations that govern pension plan funding; (f) significant legal proceedings or investigations adverse to us; and (g) other risk factors summarized in our Annual Report on Form 10-K for the year ended December 31, 2014, and in other reports filed with the Securities and Exchange Commission. We assume no duty to update our forward-looking statements.

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
At March 31, 2015, the outstanding financial derivatives used to hedge our exposure to energy cost volatility included natural gas hedges. For natural gas, approximately 80% of our forecasted domestic requirements are hedged for 2015, approximately 75% for 2016, and approximately 45% for 2017. The net mark-to-market valuation of these outstanding natural gas hedges at March 31, 2015 was an unrealized pre-tax loss of $23.9 million, comprised of $12.1 million in accrued liabilities and $11.8 million in other long-term liabilities. For the three months ended March 31, 2015, the effects of natural gas hedging activity increased cost of sales by $3.9 million.
Volatility of Raw Material Prices. We use raw materials surcharge and index mechanisms to offset the impact of increased raw material costs; however, competitive factors in the marketplace can limit our ability to institute such mechanisms, and there can be a delay between the increase in the price of raw materials and the realization of the benefit of such mechanisms. For example, in 2014, we used approximately 120 million pounds of nickel; therefore, a hypothetical change of $1.00 per pound in nickel prices would result in increased costs of approximately $120 million. In addition, in 2014, we also used approximately 830 million pounds of ferrous scrap in the production of our flat rolled products; a hypothetical change of $0.01 per pound would result in increased costs of approximately $8 million. While we enter into raw materials futures contracts from time-to-time to hedge exposure to price fluctuations, such as for nickel, we cannot be certain that our hedge position adequately reduces exposure. We believe that we have adequate controls to monitor these contracts, but we may not be able to accurately assess exposure to price volatility in the markets for critical raw materials.

The majority of our products are sold utilizing raw material surcharges and index mechanisms. However, as of March 31, 2015, we had entered into financial hedging arrangements, primarily at the request of our customers, related to firm orders for an aggregate amount of approximately 20% of our estimated annual nickel requirements. These nickel hedges extend to 2020. Any gain or loss associated with these hedging arrangements is included in cost of sales. At March 31, 2015, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax loss of $19.3 million, comprised of $9.9 million in accrued liabilities and $9.4 million in other long-term liabilities on the balance sheet.
Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies expected to be received from our export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk, primarily euros. At March 31, 2015, the Company held euro forward sales contracts designated as hedges with a notional value of approximately 375 million euro with maturity dates through February 2018, including approximately 157 million euro with maturities in 2015. In addition, we may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions.
During the first quarter of 2015, the Company net settled 126.5 million euro notional value of foreign currency forward contracts designated as cash flow hedges with 2015 maturity dates, receiving cash proceeds of $26.1 million which is reported in cash provided by operating activities on the consolidated cash flow statement. Deferred gains on these settled cash flow hedges currently recognized in accumulated other comprehensive income will be reclassified to earnings when the underlying transactions occur. The Company subsequently entered into 115 million euro notional value of foreign currency forward contracts designated as fair value hedges in the first quarter of 2015, all with 2015 maturity dates, and recorded a $5.0 million benefit in costs of sales on the consolidated statement of operations in the first quarter of 2015 for subsequent mark-to-market changes on these fair value hedges.
We may also enter into foreign currency forward contracts that are not designated as hedges, which are denominated in the same foreign currency in which export sales are denominated. During the first quarter of 2015, the Company net settled 40.3 million euro notional value of foreign currency forward contracts that were not designated as hedges, receiving cash proceeds of $11.8 million which is reported in cash provided by operating activities on the consolidated cash flow statement. The Company also entered into 30 million euro notional value of foreign currency forward contracts not designated as hedges in the first quarter of 2015 with maturity dates through February 2016.

At March 31, 2015, the net mark-to-market valuation of the outstanding foreign currency forward contracts was an unrealized pre-tax gain of $68.7 million, of which $23.1 million is included in prepaid expenses and other current assets, $46.0 million in other long-term assets, and $0.4 million in accrued liabilities on the balance sheet.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2015, and they concluded that these disclosure controls and procedures are effective.
(b) Changes in Internal Controls
There was no change in our internal controls over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2015 conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
A number of lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its currently or formerly owned businesses, including those pertaining to product liability, patent infringement, commercial, government contracting, construction, employment, employee and retiree benefits, taxes, environmental, health and safety and occupational disease, and stockholder and corporate governance matters. Certain of such lawsuits, claims and proceedings are described in our Annual Report on Form 10-K for the year ended December 31, 2014, and addressed in Note 14 to the unaudited interim financial statements included herein. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding the Company’s stock repurchases during the period covered by this report, comprising shares repurchased by ATI from employees to satisfy employee-owed taxes on share-based compensation.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2015	48,271	$28.57	—	$—
February 1-28, 2015	—	—	—	—
March 1-31, 2015	—	—	—	—
Total	48,271	$28.57	—	$—

Item 6.	Exhibits
(a) Exhibits

10.1	Form of Long Term Shareholder Value Award Agreement (filed herewith).*

10.2	Form of Performance/Restricted Stock Award Agreement (filed herewith).*

10.3	Form of Total Shareholder Return Award Agreement (filed herewith).*

10.4	Allegheny Technologies Incorporated Defined Contribution Restoration Plan, as amended and restated as of January 1, 2015 (filed herewith).*

10.5	Administrative Rules for the Non-Employee Director Restricted Stock Program, effective as of May 1, 2015 (filed herewith).*

12.1	Computation of the Ratio of Earnings to Fixed Charges (filed herewith).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALLEGHENY TECHNOLOGIES INCORPORATED
(Registrant)

Date:	May 4, 2015	By	/s/ Patrick J. DeCourcy
Patrick J. DeCourcy
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date:	May 4, 2015	By	/s/ Karl D. Schwartz
Karl D. Schwartz
Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

10.1	Form of Long Term Shareholder Value Award Agreement (filed herewith).*

10.2	Form of Performance/Restricted Stock Award Agreement (filed herewith).*

10.3	Form of Total Shareholder Return Award Agreement (filed herewith).*

10.4	Allegheny Technologies Incorporated Defined Contribution Restoration Plan, as amended and restated as of January 1, 2015 (filed herewith).*

10.5	Administrative Rules for the Non-Employee Director Restricted Stock Program, effective as of May 1, 2015 (filed herewith).*

12.1	Computation of the Ratio of Earnings to Fixed Charges (filed herewith).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Report.