Form 10-Q
period 2015-06-30
ALLEGHENY TECHNOLOGIES INC
filed 2015-07-30
CIK 1018963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At July 24, 2015, the registrant had outstanding 109,209,729 shares of its Common Stock.

ALLEGHENY TECHNOLOGIES INCORPORATED
SEC FORM 10-Q
Quarter Ended June 30, 2015

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Allegheny Technologies Incorporated and Subsidiaries
Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Current period unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$250.9	$269.5
Accounts receivable, net of allowances for doubtful accounts of $4.8 million as of June 30, 2015 and December 31, 2014	593.4	603.6
Inventories, net	1,472.9	1,472.8
Prepaid expenses and other current assets	66.3	136.2
Total Current Assets	2,383.5	2,482.1
Property, plant and equipment, net	2,946.7	2,961.8
Cost in excess of net assets acquired	781.5	780.4
Other assets	357.6	358.3
Total Assets	$6,469.3	$6,582.6
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$487.5	$556.7
Accrued liabilities	314.4	323.2
Deferred income taxes	67.8	62.2
Short term debt and current portion of long-term debt	18.3	17.8
Total Current Liabilities	888.0	959.9
Long-term debt	1,502.7	1,509.1
Accrued postretirement benefits	397.1	415.8
Pension liabilities	722.1	739.3
Deferred income taxes	143.6	80.9
Other long-term liabilities	103.0	156.2
Total Liabilities	3,756.5	3,861.2
Redeemable noncontrolling interest	12.1	12.1
Equity:
ATI Stockholders’ Equity:
Preferred stock, par value $0.10: authorized-50,000,000 shares; issued-none	—	—
Common stock, par value $0.10: authorized-500,000,000 shares; issued-109,695,171 shares at June 30, 2015 and December 31, 2014; outstanding- 109,209,730 shares at June 30, 2015 and 108,710,914 shares at December 31, 2014	11.0	11.0
Additional paid-in capital	1,154.9	1,164.2
Retained earnings	2,346.3	2,398.9
Treasury stock: 485,441 shares at June 30, 2015 and 984,257 shares at December 31, 2014	(20.6)	(44.3)
Accumulated other comprehensive loss, net of tax	(907.3)	(931.4)
Total ATI stockholders’ equity	2,584.3	2,598.4
Noncontrolling interests	116.4	110.9
Total Equity	2,700.7	2,709.3
Total Liabilities and Equity	$6,469.3	$6,582.6

The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Sales	$1,022.5	$1,119.0	$2,148.0	$2,106.3
Costs and expenses:
Cost of sales	945.5	1,029.5	1,961.5	1,946.6
Selling and administrative expenses	72.4	65.7	135.5	133.4
Income before interest, other income and income taxes	4.6	23.8	51.0	26.3
Interest expense, net	(26.8)	(28.5)	(53.5)	(57.6)
Other income, net	0.6	1.3	1.5	1.9
Loss from continuing operations before income taxes	(21.6)	(3.4)	(1.0)	(29.4)
Income tax provision (benefit)	(7.7)	(2.9)	0.3	(12.9)
Loss from continuing operations	(13.9)	(0.5)	(1.3)	(16.5)
Loss from discontinued operations, net of tax	—	(0.2)	—	(2.1)
Net loss	(13.9)	(0.7)	(1.3)	(18.6)
Less: Net income attributable to noncontrolling interests	2.5	3.3	5.1	5.4
Net loss attributable to ATI	$(16.4)	$(4.0)	$(6.4)	$(24.0)

Income (loss) per common share:
Basic
Continuing operations attributable to ATI per common share	$(0.15)	$(0.03)	$(0.06)	$(0.20)
Discontinued operations attributable to ATI per common share	—	—	—	(0.02)
Basic net loss attributable to ATI per common share	$(0.15)	$(0.03)	$(0.06)	$(0.22)

Diluted
Continuing operations attributable to ATI per common share	$(0.15)	$(0.03)	$(0.06)	$(0.20)
Discontinued operations attributable to ATI per common share	—	—	—	(0.02)
Diluted net loss attributable to ATI per common share	$(0.15)	$(0.03)	$(0.06)	$(0.22)
Dividends declared per common share	$0.18	$0.18	$0.36	$0.36

Amounts attributable to ATI common stockholders:
Loss from continuing operations, net of tax	$(16.4)	$(3.8)	$(6.4)	$(21.9)
Loss from discontinued operations, net of tax	—	(0.2)	—	(2.1)
Net loss	$(16.4)	$(4.0)	$(6.4)	$(24.0)
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net loss	$(13.9)	$(0.7)	$(1.3)	$(18.6)
Currency translation adjustment
Unrealized net change arising during the period	19.3	7.7	(2.5)	4.4
Unrealized holding gain on securities
Net gain (loss) arising during the period	(0.1)	0.1	(0.1)	0.1
Derivatives
Net derivatives gain (loss) on hedge transactions	(10.4)	12.8	8.1	22.1
Reclassification to net loss of net realized loss (gain)	(2.1)	(0.5)	(4.8)	1.6
Income taxes on derivative transactions	(4.8)	4.7	1.3	9.1
Total	(7.7)	7.6	2.0	14.6
Postretirement benefit plans
Amortization of net actuarial loss	18.7	22.0	37.4	44.0
Prior service cost
Amortization to net loss of net prior service cost (credits)	1.5	(0.1)	3.0	(0.3)
Income taxes on postretirement benefit plans	7.7	8.4	15.4	16.8
Total	12.5	13.5	25.0	26.9
Other comprehensive income, net of tax	24.0	28.9	24.4	46.0
Comprehensive income	10.1	28.2	23.1	27.4
Less: Comprehensive income attributable to noncontrolling interests	3.0	2.2	5.4	2.4
Comprehensive income attributable to ATI	$7.1	$26.0	$17.7	$25.0
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six months ended June 30,
	2015	2014
Operating Activities:
Net loss	$(1.3)	$(18.6)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	93.6	87.5
Deferred taxes	(9.6)	10.5
Changes in operating asset and liabilities:
Inventories	(0.1)	(78.0)
Accounts receivable	10.2	(119.7)
Accounts payable	(69.3)	82.2
Retirement benefits	5.0	10.9
Accrued income taxes	60.2	(29.3)
Accrued liabilities and other	2.8	17.0
Cash provided by (used in) operating activities	91.5	(37.5)
Investing Activities:
Purchases of property, plant and equipment	(63.3)	(97.9)
Purchases of businesses, net of cash acquired	(0.5)	(92.5)
Asset disposals and other	—	2.1
Cash used in investing activities	(63.8)	(188.3)
Financing Activities:
Payments on long-term debt and capital leases	(6.3)	(403.4)
Dividends paid to stockholders	(38.6)	(38.6)
Shares repurchased for income tax withholding on share-based compensation	(1.4)	(3.9)
Cash used in financing activities	(46.3)	(445.9)
Decrease in cash and cash equivalents	(18.6)	(671.7)
Cash and cash equivalents at beginning of period	269.5	1,026.8
Cash and cash equivalents at end of period	$250.9	$355.1
The accompanying notes are an integral part of these statements.

Allegheny Technologies Incorporated and Subsidiaries
Statements of Changes in Consolidated Equity
(In millions, except per share amounts)
(Unaudited)

	ATI Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, December 31, 2013	$11.0	$1,185.9	$2,490.1	$(79.6)	$(713.2)	$100.5	$2,994.7
Net income (loss)	—	—	(24.0)	—	—	5.4	(18.6)
Other comprehensive income (loss)	—	—	—	—	49.0	(3.0)	46.0
Cash dividends on common stock ($0.36 per share)	—	—	(38.6)	—	—	—	(38.6)
Conversion of convertible notes	—	—	(0.5)	5.5	—	—	5.0
Employee stock plans	—	(29.3)	(10.5)	29.9	—	—	(9.9)
Balance, June 30, 2014	$11.0	$1,156.6	$2,416.5	$(44.2)	$(664.2)	$102.9	$2,978.6
Balance, December 31, 2014	$11.0	$1,164.2	$2,398.9	$(44.3)	$(931.4)	$110.9	$2,709.3
Net income (loss)	—	—	(6.4)	—	—	5.1	(1.3)
Other comprehensive income	—	—	—	—	24.1	0.3	24.4
Cash dividends on common stock ($0.36 per share)	—	—	(38.6)	—	—	—	(38.6)
Redeemable noncontrolling interest	—	—	(0.1)	—	—	0.1	—
Employee stock plans	—	(9.3)	(7.5)	23.7	—	—	6.9
Balance, June 30, 2015	$11.0	$1,154.9	$2,346.3	$(20.6)	$(907.3)	$116.4	$2,700.7
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
In 2013, the Company sold or announced closures of certain businesses that are reported as discontinued operations. Remaining closure activities were completed in 2014. Financial results for discontinued operations for the three and six months ended June 30, 2014 were sales of $6.4 million and $11.6 million, respectively, and pretax losses of $0.2 million and $3.0 million, respectively.
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
Pending Accounting Pronouncements

In July 2015, the FASB issued changes to simplify the measurement of inventory valuation at the lower of cost or net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  The new inventory measurement requirements are effective for the Company’s 2017 fiscal year, and will replace the current inventory valuation guidance that requires the use of a lower of cost or market framework. This change in the measurement of inventory does not apply to inventory valued on LIFO, which is the accounting basis used for most of the Company’s inventory.  The adoption of these changes is not expected to have a material impact to the Company’s consolidated financial statements.

In April 2015, the FASB issued new guidance on presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this guidance. This update will be effective for the Company beginning in fiscal year 2016, with early adoption permitted, and is applied on a retrospective basis. The Company plans to adopt this new guidance in the fourth quarter of fiscal year 2015. As of June 30, 2015 and December 31, 2014, the Company had $10.2 million and $10.9 million, respectively, of debt issuance costs reported as assets on the consolidated balance sheet that will be reclassified to a reduction of the carrying amount of the debt liability upon the Company’s adoption of this new guidance.

In May 2014, the FASB issued changes to revenue recognition with customers. This update provides a five-step analysis of transactions to determine when and how revenue is recognized. An entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved a one-year deferral of the effective date of this new guidance resulting in it now being effective for the Company beginning in fiscal year 2018. This update may be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
Note 2. Inventories
Inventories at June 30, 2015 and December 31, 2014 were as follows (in millions):

	June 30, 2015	December 31, 2014
Raw materials and supplies	$239.2	$249.3
Work-in-process	1,166.3	1,184.1
Finished goods	191.8	172.2
Total inventories at current cost	1,597.3	1,605.6
Adjustment from current cost to LIFO cost basis	9.3	4.8
Inventory valuation reserves	(71.0)	(68.8)
Progress payments	(62.7)	(68.8)
Total inventories, net	$1,472.9	$1,472.8
Inventories are stated at the lower of cost (last-in, first-out (“LIFO”), first-in, first-out (“FIFO”), and average cost methods) or market, less progress payments. Most of the Company’s inventory is valued utilizing the LIFO costing methodology. Inventory of the Company’s non-U.S. operations is valued using average cost or FIFO methods. The effect of using the LIFO methodology to value inventory, rather than FIFO, decreased cost of sales by $4.5 million for the first six months of 2015, which was offset by a $4.3 million increase in net realizable value reserves on the carrying value of LIFO-based inventory. The first six months of 2014 results included a $37.9 million increase in cost of sales from using the LIFO costing methodology, which was offset by a $35.0 million reduction in net realizable value reserves on the carrying value of LIFO-based inventory. The first six months of 2015 and 2014 results included $11.4 million and $13.1 million, respectively, in inventory valuation charges related to the market-based valuation of industrial titanium products in the Flat Rolled Products segment.
Note 3. Property, Plant and Equipment
Property, plant and equipment at June 30, 2015 and December 31, 2014 was as follows (in millions):

	June 30, 2015	December 31, 2014
Land	$30.4	$30.2
Buildings	1,051.2	1,048.9
Equipment and leasehold improvements	3,762.4	3,702.5
	4,844.0	4,781.6
Accumulated depreciation and amortization	(1,897.3)	(1,819.8)
Total property, plant and equipment, net	$2,946.7	$2,961.8
The construction in progress portion of property, plant and equipment at June 30, 2015 was $65.6 million.

Note 4. Debt
Debt at June 30, 2015 and December 31, 2014 was as follows (in millions):

	June 30, 2015	December 31, 2014
Allegheny Technologies 5.875% Notes due 2023 (a)	$500.0	$500.0
Allegheny Technologies 5.95% Notes due 2021	500.0	500.0
Allegheny Technologies 9.375% Notes due 2019	350.0	350.0
Allegheny Ludlum 6.95% debentures due 2025	150.0	150.0
ATI Ladish Series B 6.14% Notes due 2016 (b)	5.9	11.9
ATI Ladish Series C 6.41% Notes due 2015 (c)	10.1	10.3
Domestic Bank Group $400 million credit facility	—	—
Foreign credit facilities	—	—
Industrial revenue bonds, due through 2020, and other	5.0	4.7
Total short-term and long-term debt	1,521.0	1,526.9
Short-term debt and current portion of long-term debt	18.3	17.8
Total long-term debt	$1,502.7	$1,509.1

(a)	Bearing interest at 6.375% effective February 15, 2015.

(b)	Includes fair value adjustments of $0.2 million at June 30, 2015 and $0.4 million at December 31, 2014.

(c)	Includes fair value adjustments of $0.1 million at June 30, 2015 and $0.3 million at December 31, 2014.

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
There were no outstanding borrowings made under the Company’s $400 million senior domestic credit facility (“credit facility”) as of June 30, 2015, although approximately $4.6 million has been utilized to support the issuance of letters of credit. Average borrowings under the credit facility for the first six months of 2015 were $49.8 million, bearing an average annual interest rate of 2.1%. The credit facility provides for a springing lien on certain of the Company’s accounts receivable and inventory. This springing lien became effective during the first quarter of 2015 as the Company’s credit ratings from both S&P’s and Moody’s are now below investment grade following S&P’s downgrade in the first quarter 2015 discussed above. This springing lien is subsequently released if the Company’s credit rating returns to investment grade from either rating agency, assuming no event of default condition exists. The credit facility requires the Company to maintain a leverage ratio (measured as consolidated total indebtedness net of cash on hand in excess of $50 million, divided by consolidated EBITDA, defined as earnings before interest, taxes, depreciation and amortization, and non-cash pension expense, with the definition of consolidated EBIT excluding any gain or loss attributable to sale or other dispositions of assets outside the ordinary course of business, for the four prior fiscal quarters) of not greater than 4.50 for the quarter ended June 30, 2015, 3.75 for the quarter ended September 30, 2015, and 3.50 for the quarter ended December 31, 2015 and for each fiscal quarter thereafter. The credit facility also requires the Company to maintain an interest coverage ratio (consolidated EBITDA as calculated for the leverage ratio, divided by interest expense) of not less than 3.00 for the quarter ended June 30, 2015, 3.25 for the quarter ended September 30, 2015, and 3.50 for the quarter ended December 31, 2015 and for each fiscal quarter thereafter. At June 30, 2015, the leverage ratio was 3.93 and the interest coverage ratio was 3.13. While the Company was in compliance with these required financial ratios during all applicable periods through June 30, 2015, the Company does not expect to meet these required credit facility financial ratios at September 30, 2015, the next quarterly measurement period. In the third quarter 2015, the Company expects to replace the current revolving credit facility with an asset-based lending facility at the same $400 million borrowing capacity.
The Company has an additional separate credit facility for the issuance of letters of credit. As of June 30, 2015, $32 million in letters of credit were outstanding under this facility.
Shanghai STAL Precision Stainless Steel Company Limited (STAL), the Company’s Chinese joint venture company in which ATI has a 60% interest, is in the process of amending a separate $20 million revolving credit facility entered into in April 2015. As amended, borrowings under the STAL revolving credit facility are in U.S. dollars based on U.S. interbank offered rates.

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
The majority of ATI’s products are sold utilizing raw material surcharges and index mechanisms. However, as of June 30, 2015, the Company had entered into financial hedging arrangements, primarily at the request of its customers, related to firm orders, for an aggregate notional amount of approximately 20% of its estimated annual nickel requirements. These nickel hedges extend to 2020.
At June 30, 2015, the outstanding financial derivatives used to hedge the Company’s exposure to energy cost volatility included natural gas cost hedges for approximately 80% of its annual forecasted domestic requirements for 2015, approximately 80% for 2016, and approximately 50% for 2017.
While the majority of the Company’s direct export sales are transacted in U.S. dollars, foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates for those transactions denominated in a non-U.S. currency. The Company sometimes purchases foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk, primarily euros. At June 30, 2015, the Company held euro forward sales contracts designated as hedges with a notional value of approximately 334 million euro with maturity dates through June 2018, including approximately 103 million euro with maturities in 2015. In addition, the Company may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions.
During the first quarter of 2015, the Company net settled 126.5 million euro notional value of foreign currency forward contracts designated as cash flow hedges with 2015 maturity dates, receiving cash proceeds of $26.1 million which is reported in cash provided by operating activities on the consolidated cash flow statement. Deferred gains on these settled cash flow hedges currently recognized in accumulated other comprehensive income will be reclassified to earnings when the underlying transactions occur. The Company subsequently entered into 115 million euro notional value of foreign currency forward contracts designated as fair value hedges in the first quarter of 2015, all with 2015 maturity dates and of which 69 million euro notional was outstanding as of June 30, 2015. The Company recorded a $1.9 million and $7.4 million benefit in costs of sales on the consolidated statement of operations in the second quarter and six months ended June 30, 2015, respectively, for mark-to-market changes on these fair value hedges.
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

(In millions) Asset derivatives	Balance sheet location	June 30, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$25.2	$23.6
Nickel and other raw material contracts	Prepaid expenses and other current assets	—	1.1
Foreign exchange contracts	Other assets	32.9	28.3
Nickel and other raw material contracts	Other assets	—	0.5
Total derivatives designated as hedging instruments		58.1	53.5
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	—	6.4
Total derivatives not designated as hedging instruments		—	6.4
Total asset derivatives		$58.1	$59.9
Liability derivatives	Balance sheet location
Derivatives designated as hedging instruments:
Natural gas contracts	Accrued liabilities	$10.9	$10.2
Nickel and other raw material contracts	Accrued liabilities	10.7	5.8
Electricity contracts	Accrued liabilities	—	0.1
Natural gas contracts	Other long-term liabilities	8.9	7.9
Nickel and other raw material contracts	Other long-term liabilities	10.5	3.0
Total derivatives designated as hedging instruments		41.0	27.0
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accrued liabilities	1.2	—
Total derivatives not designated as hedging instruments		1.2	—
Total liability derivatives		$42.2	$27.0
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
Assuming market prices remain constant with those at June 30, 2015, a gain of $2.2 million is expected to be recognized over the next 12 months.

Activity with regard to derivatives designated as cash flow hedges for the three and six month periods ended June 30, 2015 and 2014 was as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (a)		Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
Derivatives in Cash Flow	Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
Hedging Relationships	2015	2014	2015	2014	2015	2014
Nickel and other raw material contracts	$(3.5)	$7.1	$(2.4)	$0.9	$—	$—
Natural gas contracts	0.2	(1.0)	(2.4)	1.0	—	—
Electricity contracts	—	(0.1)	—	0.1	—	—
Foreign exchange contracts	(3.1)	1.9	6.1	(1.7)	—	—
Total	$(6.4)	$7.9	$1.3	$0.3	$—	$—

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (a)		Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
Derivatives in Cash Flow	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
Hedging Relationships	2015	2014	2015	2014	2015	2014
Nickel and other raw material contracts	$(13.1)	$10.1	$(4.6)	$(0.8)	$—	$—
Natural gas contracts	(5.8)	1.3	(4.8)	2.4	—	—
Electricity contracts	—	0.8	(0.1)	0.5	—	—
Foreign exchange contracts	23.9	1.4	12.5	(3.1)	—	—
Total	$5.0	$13.6	$3.0	$(1.0)	$—	$—

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
During the first quarter of 2015, the Company net settled 40.3 million euro notional value of foreign currency forward contracts that were not designated as hedges, receiving cash proceeds of $11.8 million which is reported in cash provided by operating activities on the consolidated cash flow statement. The Company also entered into 33 million euro notional value of foreign currency forward contracts not designated as hedges in the first quarter of 2015, all of which are still outstanding as of June 30, 2015 and with maturity dates through June 2016.
Derivatives that are not designated as hedging instruments were as follows:

(In millions)	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated	Three months ended June 30,		Six months ended June 30,
as Hedging Instruments	2015	2014	2015	2014
Foreign exchange contracts	$(0.5)	$0.9	$3.0	$1.1
Changes in the fair value of foreign exchange contract derivatives not designated as hedging instruments are recorded in cost of sales.

Note 6. Fair Value of Financial Instruments
The estimated fair value of financial instruments at June 30, 2015 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$250.9	$250.9	$250.9	$—
Derivative financial instruments:
Assets	58.1	58.1	—	58.1
Liabilities	42.2	42.2	—	42.2
Debt	1,521.0	1,624.9	1,603.9	21.0
The estimated fair value of financial instruments at December 31, 2014 was as follows:

		Fair Value Measurements at Reporting Date Using
(In millions)	Total Carrying Amount	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$269.5	$269.5	$269.5	$—
Derivative financial instruments:
Assets	59.9	59.9	—	59.9
Liabilities	27.0	27.0	—	27.0
Debt	1,526.9	1,616.0	1,589.1	26.9
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
For the three month periods ended June 30, 2015 and 2014, the components of pension expense and components of other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014
Service cost - benefits earned during the year	$5.7	$7.3	$0.7	$0.7
Interest cost on benefits earned in prior years	30.2	33.4	4.5	6.0
Expected return on plan assets	(42.0)	(46.0)	—	(0.1)
Amortization of prior service cost (credit)	0.3	0.6	1.2	(0.7)
Amortization of net actuarial loss	15.1	18.5	3.6	3.5
Termination benefits	—	0.3	—	—
Total retirement benefit expense	$9.3	$14.1	$10.0	$9.4
For the six month periods ended June 30, 2015 and 2014, the components of pension expense and components of other postretirement benefit expense for the Company’s defined benefit plans included the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	Six months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Service cost - benefits earned during the year	$11.4	$14.7	$1.4	$1.4
Interest cost on benefits earned in prior years	60.5	66.8	9.0	12.0
Expected return on plan assets	(84.1)	(92.1)	—	(0.1)
Amortization of prior service cost (credit)	0.6	1.2	2.4	(1.5)
Amortization of net actuarial loss	30.2	37.0	7.2	7.0
Termination benefits	—	0.3	—	—
Total retirement benefit expense	$18.6	$27.9	$20.0	$18.8
Other postretirement benefit costs for a defined contribution plan were $0.6 million and $1.3 million for the three and six months ended June 30, 2014, respectively.
Note 8. Income Taxes
Second quarter 2015 results included a benefit for income taxes of $7.7 million, or 35.6% of loss from continuing operations before income tax, compared to a benefit of $2.9 million, or 85.3% of loss from continuing operations before income tax, for the 2014 comparable period. Income taxes in the second quarter of 2015 included discrete tax expense of $0.7 million and income taxes in the second quarter of 2014 included discrete tax benefits of $2.2 million primarily associated with adjustments to prior years’ taxes. During the second quarter of 2015, the Company resolved various uncertain tax position matters related to temporary differences which resulted in $60.9 million of the long-term liability for uncertain tax positions being reclassified as a deferred tax liability at June 30, 2015.
For the first six months of 2015, the provision for income taxes was $0.3 million, compared to a benefit for income taxes of $12.9 million, for the 2014 comparable period. The income tax rate in 2015 and 2014 is impacted by the Company’s inability to use the federal domestic manufacturing deduction tax benefit due to net operating loss carryforwards. The first six months of 2015 included discrete tax expense of $0.9 million and the first six months of 2014 included discrete tax benefits of $4.4 million, primarily associated with adjustments to prior years’ and foreign taxes. A federal income tax refund of $59.9 million was received in the first quarter of 2015.
For the three and six months ended June 30, 2015 and 2014, the Company determined that it was unable to make a reliable estimate of the annual effective tax rate, as significant changes in projected results for the Company’s domestic operations can produce a significant variation in its annual effective tax rate. Therefore, the Company recorded a tax benefit/provision for the three and six months ended June 30, 2015 and 2014 based on the actual year to date effective rate for these periods.
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

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Total sales:
High Performance Materials & Components	$533.5	$531.4	$1,098.4	$1,035.5
Flat Rolled Products	533.5	630.5	1,138.2	1,160.1
	1,067.0	1,161.9	2,236.6	2,195.6
Intersegment sales:
High Performance Materials & Components	22.4	17.3	44.5	37.0
Flat Rolled Products	22.1	25.6	44.1	52.3
	44.5	42.9	88.6	89.3
Sales to external customers:
High Performance Materials & Components	511.1	514.1	1,053.9	998.5
Flat Rolled Products	511.4	604.9	1,094.1	1,107.8
	$1,022.5	$1,119.0	$2,148.0	$2,106.3
Operating profit (loss):
High Performance Materials & Components	$42.6	$85.1	$118.5	$154.2
Flat Rolled Products	(3.4)	(19.9)	4.5	(45.5)
Total operating profit	39.2	65.2	123.0	108.7
Corporate expenses	(9.2)	(11.7)	(21.0)	(23.2)
Interest expense, net	(26.8)	(28.5)	(53.5)	(57.6)
Closed company and other expenses	(5.5)	(4.3)	(10.9)	(9.3)
Retirement benefit expense	(19.3)	(24.1)	(38.6)	(48.0)
Loss from continuing operations before income taxes	$(21.6)	$(3.4)	$(1.0)	$(29.4)
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
Interest expense, net of interest income, in the second quarter 2015 was $26.8 million, compared to net interest expense of $28.5 million in the second quarter 2014. The decrease in interest expense was primarily due to lower debt levels. Interest expense benefited from the capitalization of interest costs of $0.5 million in the second quarter 2015 compared to $1.4 million in the second quarter 2014.

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
The carrying amount of the redeemable noncontrolling interest approximates its maximum redemption value. Any subsequent change in maximum redemption value is adjusted through retained earnings. The adjustment to the carrying amount for the six months ended June 30, 2015 reduced retained earnings by $0.1 million. The Company applied the two-class method of calculating earnings per share, and as such this adjustment to the carrying amount was reflected in earnings per share. The redeemable noncontrolling interest was $12.1 million as of June 30, 2015 and December 31, 2014, which was unchanged from the acquisition date value.
Note 11. Per Share Information
The following table sets forth the computation of basic and diluted income from continuing operations per common share:

	Three months ended		Six months ended
(In millions, except per share amounts)	June 30,		June 30,
	2015	2014	2015	2014
Numerator for basic loss from continuing operations per common share –
Loss from continuing operations attributable to ATI	$(16.4)	$(3.8)	$(6.4)	$(21.9)
Redeemable noncontrolling interest (Note 10)	—	—	(0.1)	—
Numerator for diluted loss from continuing operations per common share –
Loss from continuing operations available to ATI after assumed conversions	$(16.4)	$(3.8)	$(6.5)	$(21.9)
Denominator for basic net loss per common share-weighted average shares	107.3	107.1	107.2	107.0
Effect of dilutive securities:
Share-based compensation	—	—	—	—
4.25% Convertible Notes due 2014	—	—	—	—
Denominator for diluted net loss per common share – adjusted weighted average shares assuming conversions	107.3	107.1	107.2	107.0
Basic loss from continuing operations attributable to ATI per common share	$(0.15)	$(0.03)	$(0.06)	$(0.20)
Diluted loss from continuing operations attributable to ATI per common share	$(0.15)	$(0.03)	$(0.06)	$(0.20)
Common stock that would be issuable upon the assumed conversion of the 2014 Convertible Notes (prior to maturity on June 2, 2014) and other option equivalents and contingently issuable shares are excluded from the computation of contingently issuable shares, and therefore, from the denominator for diluted earnings per share, if the effect of inclusion is anti-dilutive. There were 1.2 million and 1.0 million anti-dilutive shares for the three and six month periods ended June 30, 2015, respectively, and 7.0 million and 8.5 million anti-dilutive shares for the three and six month periods ended June 30, 2014, respectively.
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

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Balance Sheets
June 30, 2015

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$5.2	$14.9	$230.8	$—	$250.9
Accounts receivable, net	0.1	168.0	425.3	—	593.4
Intercompany notes receivable	—	—	2,515.5	(2,515.5)	—
Inventories, net	—	388.6	1,084.3	—	1,472.9
Prepaid expenses and other current assets	7.0	9.8	49.5	—	66.3
Total current assets	12.3	581.3	4,305.4	(2,515.5)	2,383.5
Property, plant and equipment, net	2.5	1,549.5	1,394.7	—	2,946.7
Cost in excess of net assets acquired	—	126.6	654.9	—	781.5
Intercompany notes receivable	—	—	200.0	(200.0)	—
Investment in subsidiaries	6,228.5	37.7	—	(6,266.2)	—
Other assets	22.9	30.9	303.8	—	357.6
Total assets	$6,266.2	$2,326.0	$6,858.8	$(8,981.7)	$6,469.3
Liabilities and stockholders’ equity:
Accounts payable	$3.4	$263.7	$220.4	$—	$487.5
Accrued liabilities	42.8	59.8	211.8	—	314.4
Intercompany notes payable	1,274.2	1,241.3	—	(2,515.5)	—
Deferred income taxes	67.8	—	—	—	67.8
Short-term debt and current portion of long-term debt	0.7	0.1	17.5	—	18.3
Total current liabilities	1,388.9	1,564.9	449.7	(2,515.5)	888.0
Long-term debt	1,350.9	150.2	1.6	—	1,502.7
Intercompany notes payable	—	200.0	—	(200.0)	—
Accrued postretirement benefits	—	147.1	250.0	—	397.1
Pension liabilities	662.0	5.7	54.4	—	722.1
Deferred income taxes	143.6	—	—	—	143.6
Other long-term liabilities	20.1	21.0	61.9	—	103.0
Total liabilities	3,565.5	2,088.9	817.6	(2,715.5)	3,756.5
Redeemable noncontrolling interest	—	—	12.1	—	12.1
Total stockholders’ equity	2,700.7	237.1	6,029.1	(6,266.2)	2,700.7
Total liabilities and stockholders’ equity	$6,266.2	$2,326.0	$6,858.8	$(8,981.7)	$6,469.3

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations and Comprehensive Income
For the three months ended June 30, 2015

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$436.7	$585.8	$—	$1,022.5
Cost of sales	10.6	429.0	505.9	—	945.5
Selling and administrative expenses	21.4	9.4	41.6	—	72.4
Income (loss) before interest, other income and income taxes	(32.0)	(1.7)	38.3	—	4.6
Interest income (expense), net	(28.6)	(12.5)	14.3	—	(26.8)
Other income (loss) including equity in income of unconsolidated subsidiaries	39.0	0.2	0.5	(39.1)	0.6
Income (loss) from continuing operations before income tax provision (benefit)	(21.6)	(14.0)	53.1	(39.1)	(21.6)
Income tax provision (benefit)	(7.7)	(4.6)	22.3	(17.7)	(7.7)
Income (loss) from continuing operations	(13.9)	(9.4)	30.8	(21.4)	(13.9)
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	(13.9)	(9.4)	30.8	(21.4)	(13.9)
Less: Net income attributable to noncontrolling interests	—	—	2.5	—	2.5
Net income (loss) attributable to ATI	$(13.9)	$(9.4)	$28.3	$(21.4)	$(16.4)
Comprehensive income (loss) attributable to ATI	$10.1	$(6.4)	$47.4	$(44.0)	$7.1

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations and Comprehensive Income
For the six months ended June 30, 2015

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$945.2	$1,202.8	$—	$2,148.0
Cost of sales	12.8	933.0	1,015.7	—	1,961.5
Selling and administrative expenses	47.2	21.1	67.2	—	135.5
Income (loss) before interest, other income and income taxes	(60.0)	(8.9)	119.9	—	51.0
Interest income (expense), net	(56.6)	(24.7)	27.8	—	(53.5)
Other income (loss) including equity in income of unconsolidated subsidiaries	115.6	0.6	1.1	(115.8)	1.5
Income (loss) from continuing operations before income tax provision (benefit)	(1.0)	(33.0)	148.8	(115.8)	(1.0)
Income tax provision (benefit)	0.3	(11.2)	56.4	(45.2)	0.3
Income (loss) from continuing operations	(1.3)	(21.8)	92.4	(70.6)	(1.3)
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	(1.3)	(21.8)	92.4	(70.6)	(1.3)
Less: Net income attributable to noncontrolling interests	—	—	5.1	—	5.1
Net income (loss) attributable to ATI	$(1.3)	$(21.8)	$87.3	$(70.6)	$(6.4)
Comprehensive income (loss) attributable to ATI	$23.1	$(15.5)	$85.2	$(75.1)	$17.7

Condensed Statements of Cash Flows
For the six months ended June 30, 2015

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(38.0)	$(98.1)	$227.6	$—	$91.5
Investing Activities:
Purchases of property, plant and equipment	—	(26.0)	(37.3)	—	(63.3)
Purchases of businesses, net of cash acquired	—	—	(0.5)	—	(0.5)
Net receipts/(payments) on intercompany activity	—	—	(206.4)	206.4	—
Asset disposals and other	—	0.2	(0.2)	—	—
Cash flows provided by (used in) investing activities	—	(25.8)	(244.4)	206.4	(63.8)
Financing Activities:
Net receipts/(payments) on intercompany activity	81.3	125.1	—	(206.4)	—
Dividends paid to stockholders	(38.6)	—	—	—	(38.6)
Other	(1.7)	(0.1)	(5.9)	—	(7.7)
Cash flows provided by (used in) financing activities	41.0	125.0	(5.9)	(206.4)	(46.3)
Increase (decrease) in cash and cash equivalents	$3.0	$1.1	$(22.7)	$—	$(18.6)

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

Allegheny Technologies Incorporated
Financial Information for Subsidiary and Guarantor Parent
Statements of Operations and Comprehensive Income
For the six months ended June 30, 2014

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations		Consolidated
Sales	$—	$941.7	$1,164.6	$—		$2,106.3
Cost of sales	27.1	964.8	954.7	—		1,946.6
Selling and administrative expenses	48.0	20.4	65.0	—		133.4
Income (loss) before interest, other income and income taxes	(75.1)	(43.5)	144.9	—		26.3
Interest income (expense), net	(57.1)	(21.8)	21.3	—		(57.6)
Other income (loss) including equity in income of unconsolidated subsidiaries	102.8	0.5	1.4	(102.8)		1.9
Income (loss) from continuing operations before income tax provision (benefit)	(29.4)	(64.8)	167.6	(102.8)	—	(29.4)
Income tax provision (benefit)	(12.9)	(23.1)	65.0	(41.9)		(12.9)
Income (loss) from continuing operations	(16.5)	(41.7)	102.6	(60.9)	—	(16.5)
Income (loss) from discontinued operations, net of tax	(2.1)	—	(2.1)	2.1		(2.1)
Net income (loss)	(18.6)	(41.7)	100.5	(58.8)	—	(18.6)
Less: Net income attributable to noncontrolling interests	—	—	5.4	—		5.4
Net income (loss) attributable to ATI	$(18.6)	$(41.7)	$95.1	$(58.8)	—	$(24.0)
Comprehensive income (loss) attributable to ATI	$27.4	$(37.6)	$102.7	$(67.5)		$25.0

Condensed Statements of Cash Flows
For the six months ended June 30, 2014

(In millions)	Guarantor Parent	Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(45.6)	$(196.9)	$205.0	$—	$(37.5)
Investing Activities:
Purchases of property, plant and equipment	—	(72.4)	(25.5)	—	(97.9)
Purchases of businesses, net of cash acquired	—	—	(92.5)	—	(92.5)
Net receipts/(payments) on intercompany activity	—	—	(766.5)	766.5	—
Asset disposals and other	—	1.5	0.6	—	2.1
Cash flows provided by (used in) investing activities	—	(70.9)	(883.9)	766.5	(188.3)
Financing Activities:
Payments on long-term debt and capital leases	(397.7)	—	(5.7)	—	(403.4)
Net receipts/(payments) on intercompany activity	486.8	279.7	—	(766.5)	—
Dividends paid to stockholders	(38.6)	—	—	—	(38.6)
Other	(3.9)	—	—	—	(3.9)
Cash flows provided by (used in) financing activities	46.6	279.7	(5.7)	(766.5)	(445.9)
Increase (decrease) in cash and cash equivalents	$1.0	$11.9	$(684.6)	$—	$(671.7)
Note 13. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, for the three month period ended June 30, 2015 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Unrealized holding gains on securities		Derivatives		Total
Attributable to ATI:
Balance, March 31, 2015		$(919.0)		$(37.8)		$—		$26.0	$(930.8)
OCI before reclassifications		—		18.8		(0.1)		(6.4)	12.3
Amounts reclassified from AOCI	(a)	12.5	(b)	—	(b)	—	(c)	(1.3)	11.2
Net current-period OCI		12.5		18.8		(0.1)		(7.7)	23.5
Balance, June 30, 2015		$(906.5)		$(19.0)		$(0.1)		$18.3	$(907.3)
Attributable to noncontrolling interests:
Balance, March 31, 2015		$—	$	$24.8		$—		$—	$24.8
OCI before reclassifications		—		0.5		—		—	0.5
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		0.5		—		—	0.5
Balance, June 30, 2015		$—		$25.3		$—		$—	$25.3

The changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, for the six month period ended June 30, 2015 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Unrealized holding gains on securities		Derivatives		Total
Attributable to ATI:
Balance, December 31, 2014		$(931.5)		$(16.2)		$—		$16.3	$(931.4)
OCI before reclassifications		—		(2.8)		(0.1)		5.0	2.1
Amounts reclassified from AOCI	(a)	25.0	(b)	—	(b)	—	(c)	(3.0)	22.0
Net current-period OCI		25.0		(2.8)		(0.1)		2.0	24.1
Balance, June 30, 2015		$(906.5)		$(19.0)		$(0.1)		$18.3	$(907.3)
Attributable to noncontrolling interests:
Balance, December 31, 2014		$—	$	$25.0		$—		$—	$25.0
OCI before reclassifications		—		0.3		—		—	0.3
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		0.3		—		—	0.3
Balance, June 30, 2015		$—		$25.3		$—		$—	$25.3

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 7).

(b)	No amounts were reclassified to earnings.

(c)	Amounts are included in cost of goods sold in the period or periods the hedged item affects earnings (see Note 5).

The changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, for the three month period ended June 30, 2014 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Unrealized holding gains on securities		Derivatives		Total
Attributable to ATI:
Balance, March 31, 2014		$(705.5)		$13.8		$—		$(2.6)	$(694.3)
OCI before reclassifications		—		8.9		0.1		7.9	16.9
Amounts reclassified from AOCI	(a)	13.5	(b)	—	(b)	—	(c)	(0.3)	13.2
Net current-period OCI		13.5		8.9		0.1		7.6	30.1
Balance, June 30, 2014		$(692.0)		$22.7		$0.1		$5.0	$(664.2)
Attributable to noncontrolling interests:
Balance, March 31, 2014		$—		$25.3		$—		$—	$25.3
OCI before reclassifications		—		(1.2)		—		—	(1.2)
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		(1.2)		—		—	$(1.2)
Balance, June 30, 2014		$—		$24.1		$—		$—	$24.1

The changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, for the six month period ended June 30, 2014 were as follows (in millions):

	Post- retirement benefit plans		Currency translation adjustment		Unrealized holding gains on securities		Derivatives		Total
Attributable to ATI:
Balance, December 31, 2013		$(718.9)		$15.3		$—		$(9.6)	$(713.2)
OCI before reclassifications		—		7.4		0.1		13.6	21.1
Amounts reclassified from AOCI	(a)	26.9	(b)	—	(b)	—	(c)	1.0	27.9
Net current-period OCI		26.9		7.4		0.1		14.6	49.0
Balance, June 30, 2014		$(692.0)		$22.7		$0.1		$5.0	$(664.2)
Attributable to noncontrolling interests:
Balance, December 31, 2013		$—		$27.1		$—		$—	$27.1
OCI before reclassifications		—		(3.0)		—		—	(3.0)
Amounts reclassified from AOCI		—	(b)	—		—		—	—
Net current-period OCI		—		(3.0)		—		—	$(3.0)
Balance, June 30, 2014		$—		$24.1		$—		$—	$24.1

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 7).

(b)	No amounts were reclassified to earnings.

(c)	Amounts are included in cost of goods sold in the period or periods the hedged item affects earnings (see Note 5).

Reclassifications out of AOCI for the three and six month periods ended June 30, 2015 and 2014 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components (In millions)	Three months ended June 30, 2015	Three months ended June 30, 2014		Six months ended June 30, 2015	Six months ended June 30, 2014		Affected line item in the statements of operations
Postretirement benefit plans
Prior service (cost) credit	$(1.5)	$0.1	(a)	$(3.0)	$0.3	(a)
Actuarial losses	(18.7)	(22.0)	(a)	(37.4)	(44.0)	(a)
	(20.2)	(21.9)	(c)	(40.4)	(43.7)	(c)	Total before tax
	(7.7)	(8.4)		(15.4)	(16.8)		Tax provision (benefit)
	$(12.5)	$(13.5)		$(25.0)	$(26.9)		Net of tax
Derivatives
Nickel and other raw material contracts	$(3.9)	$1.5	(b)	$(7.5)	$(1.3)	(b)
Natural gas contracts	(3.9)	1.6	(b)	(7.8)	3.9	(b)
Electricity contracts	—	0.1	(b)	(0.2)	0.8	(b)
Foreign exchange contracts	9.9	(2.7)	(b)	20.3	(5.0)	(b)
	2.1	0.5	(c)	4.8	(1.6)	(c)	Total before tax
	0.8	0.2		1.8	(0.6)		Tax provision (benefit)
	$1.3	$0.3		$3.0	$(1.0)		Net of tax

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
At June 30, 2015, the Company’s reserves for environmental remediation obligations totaled approximately $17 million, of which $10 million was included in other current liabilities. The reserve includes estimated probable future costs of $5 million for federal Superfund and comparable state-managed sites; $10 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $1 million for owned or controlled sites at which Company operations have been discontinued; and $1 million for sites utilized by the Company in its ongoing operations. The Company continues to evaluate whether it may be able to recover a portion of past and future costs for environmental liabilities from third parties and to pursue such recoveries where appropriate.
Based on currently available information, it is reasonably possible that costs for recorded matters may exceed the Company’s recorded reserves by as much as $18 million. However, future investigation or remediation activities may result in the discovery of additional hazardous materials, potentially higher levels of contamination than discovered during prior investigation, and may impact costs of the success or lack thereof in remedial solutions. Therefore, future developments, administrative actions or liabilities relating to environmental matters could have a material adverse effect on the Company’s consolidated financial condition or results of operations.
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
Our second quarter 2015 results from continuing operations were sales of $1.02 billion and a net loss attributable to ATI of $16.4 million, or $(0.15) per share, compared to second quarter 2014 sales of $1.12 billion and a net loss attributable to ATI of $3.8 million, or $(0.03) per share. Compared to the second quarter 2014, sales decreased 1% in the High Performance Materials & Components business segment and 16% in the Flat Rolled Products business segment. For the first six months of 2015, results from continuing operations were sales of $2.15 billion and a net loss attributable to ATI of $6.4 million, or $(0.06) per share, compared to the first six months of 2014 sales of $2.11 billion and a net loss attributable to ATI of $21.9 million, or $(0.20) per share. Compared to the first six months of 2014, sales increased 5.5% in the High Performance Materials & Components business segment and decreased 1.2% in the Flat Rolled Products business segment. Operating results for the second quarter 2015 reflect lower demand in both the Flat Rolled Products and High Performance Materials & Components segments, including challenging business conditions in the Flat Rolled Products segment and further weakening in demand from the oil & gas market in the High Performance Materials and Components segment.
Demand from the global aerospace and defense, oil & gas/chemical process industry, electrical energy, automotive and medical markets represented 79% of our sales for the three months ended June 30, 2015 and 78% for the six months ended June 30, 2015. The automotive market is now a key global growth market for the Company. Comparative information for our overall revenues (in millions) by market and their respective percentages of total revenues for the three and six month periods ended June 30, 2015 and 2014 were as follows:

	Three months ended		Three months ended
Market	June 30, 2015		June 30, 2014
Aerospace & Defense	$386.9	38%	$367.3	33%
Oil & Gas/Chemical Process Industry	173.1	17%	208.6	19%
Electrical Energy	102.1	10%	119.0	10%
Automotive	82.2	8%	110.0	10%
Medical	57.1	6%	56.6	5%
Subtotal - Key Markets	801.4	79%	861.5	77%
Food Equipment & Appliances	64.1	6%	75.2	7%
Construction/Mining	63.7	6%	73.3	7%
Transportation	42.5	4%	47.2	4%
Electronics/Computers/Communication	28.2	3%	36.9	3%
Conversion Services & Other	22.6	2%	24.9	2%
Total	$1,022.5	100%	$1,119.0	100%

	Six months ended		Six months ended
Market	June 30, 2015		June 30, 2014
Aerospace & Defense	$794.3	37%	$717.4	34%
Oil & Gas/Chemical Process Industry	383.3	18%	370.4	17%
Electrical Energy	210.4	10%	224.7	11%
Automotive	178.5	8%	208.9	10%
Medical	115.0	5%	104.6	5%
Subtotal - Key Markets	1,681.5	78%	1,626.0	77%
Construction/Mining	143.8	7%	148.2	7%
Food Equipment & Appliances	135.0	6%	129.5	6%
Transportation	82.0	4%	83.6	4%
Electronics/Computers/Communication	61.5	3%	68.7	3%
Conversion Services & Other	44.2	2%	50.3	3%
Total	$2,148.0	100%	$2,106.3	100%
For the second quarter 2015, international sales increased 4% to $441 million and represented 43% of total sales, compared to $423 million or 38% of total sales for the second quarter 2014. ATI’s international sales are mostly to the aerospace, oil & gas, chemical process industry, electrical energy, automotive and medical markets. Sales of our high-value products (titanium and titanium alloys, nickel-based alloys and specialty alloys, zirconium and related alloys, precision forgings, castings and components, grain-oriented electrical steel, and precision and engineered strip) represented 82% of total sales for the three months ended June 30, 2015. Comparative information for our major high-value and standard products based on their percentages of our total sales is as follows:

	Three months ended June 30,
	2015	2014
High-Value Products
Nickel-based alloys and specialty alloys	29%	26%
Titanium and titanium alloys	16%	14%
Precision forgings, castings and components	13%	13%
Precision and engineered strip	13%	13%
Zirconium and related alloys	7%	6%
Grain-oriented electrical steel	4%	4%
Total High-Value Products	82%	76%
Standard Products
Stainless steel sheet	9%	9%
Specialty stainless sheet	6%	12%
Stainless steel plate and other	3%	3%
Total Standard Products	18%	24%
Grand Total	100%	100%

For the first six months of 2015, international sales increased 12% to $895 million and represented 42% of total sales, compared to $797 million or 38% of total sales for the first of six months of 2014. Sales of our high-value products (titanium and titanium alloys, nickel-based alloys and specialty alloys, zirconium and related alloys, precision forgings, castings and components, grain-oriented electrical steel, and precision and engineered strip) represented 80% of total sales for the six months ended June 30, 2015. Comparative information for our major high-value and standard products based on their percentages of our total sales is as follows:

	Six months ended June 30,
	2015	2014
High-Value Products
Nickel-based alloys and specialty alloys	29%	26%
Titanium and titanium alloys	16%	15%
Precision forgings, castings and components	13%	13%
Precision and engineered strip	12%	13%
Zirconium and related alloys	6%	6%
Grain-oriented electrical steel	4%	4%
Total High-Value Products	80%	77%
Standard Products
Stainless steel sheet	10%	9%
Specialty stainless sheet	7%	11%
Stainless steel plate and other	3%	3%
Total Standard Products	20%	23%
Grand Total	100%	100%
Total titanium mill product shipments, including Uniti joint venture conversion, were 9.2 million pounds in the second quarter 2015, bringing the first six months of 2015 to a total of 18.9 million pounds. These volumes represent a slight decrease compared to the second quarter 2014 and a 5% increase compared to the first six months of 2014, due to higher volume in the High Performance Materials & Components segment in the current year, primarily driven by aerospace market demand.
Segment operating profit for the second quarter 2015 was $39.2 million, or 3.8% of sales, compared to $65.2 million, or 5.8% of sales for the second quarter 2014. Second quarter 2015 and 2014 results included $10.8 million and $15.4 million, respectively, of Hot-Rolling and Processing Facility (HRPF) start-up and Rowley titanium sponge facility Premium Quality (PQ) qualification costs. Second quarter 2015 segment results also included $5.0 million in LIFO inventory valuation reserve benefit, predominantly in the Flat Rolled Products segment, which was largely offset by an increase of $4.8 million to net realizable value inventory valuation reserves. These inventory valuation adjustments had the opposite effect in the second quarter 2014, with $28.9 million in LIFO inventory valuation reserve charges, mainly impacting the Flat Rolled Products segment, which was largely offset by a $26.0 million benefit in the High Performance Materials & Components segment from reducing net realizable value inventory valuation reserves. For the first six months of 2015, segment operating profit was $123.0 million, or 5.7% of sales, compared to $108.7 million, or 5.2% of sales for the first six months of 2014. Segment operating profit as a percentage of sales for the three and six month periods ended June 30, 2015 and 2014 was:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
High Performance Materials & Components	8.3%	16.6%	11.2%	15.4%
Flat Rolled Products	(0.7)%	(3.3)%	0.4%	(4.1)%
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
ATI reached some important milestones during the second quarter 2015. ATI completed qualification for its premium-titanium products used in jet engine rotating parts made using ATI’s PQ titanium sponge produced at our Rowley facility. This multi-year strategic project, which began operation in 2009, is an important component of ATI’s readiness for the expected strong ramp-up in aerospace market demand, and provides ATI with a secure, stable source of titanium raw materials. Additionally, we announced an expansion of our nickel-based superalloy powder capabilities. This project strengthens our position in the production of technically demanding powders to satisfy growing demand from the aerospace jet engine market and from the additive manufacturing industry, particularly for 3D printing applications.
Segment operating profit for the second quarter 2015 in the High Performance Materials & Components segment was $42.6 million, or 8.3% of sales, compared to $85.1 million, or 16.6% of sales, for the second quarter 2014. The Flat Rolled Products segment had an operating loss for the second quarter 2015 of $3.4 million, or (0.7)% of sales, compared to a loss of $19.9 million, or (3.3)% of sales, for the second quarter 2014. Segment operating profit benefited from $27.9 million in cost reductions during the second quarter 2015.
The loss from continuing operations before tax for the second quarter 2015 was $21.6 million, or (2.1)% of sales, compared to a loss from continuing operations before tax of $3.4 million, or (0.3)% of sales, for the second quarter 2014. Net loss from continuing operations attributable to ATI for the second quarter 2015 was $16.4 million, or $(0.15) per share, compared to net loss from continuing operations attributable to ATI of $3.8 million, or $(0.03) per share, for the second quarter 2014.
Segment operating profit for the first six months of 2015 in the High Performance Materials & Components segment was $118.5 million, or 11.2% of sales, compared to $154.2 million, or 15.4% of sales, for the first six months of 2014. The Flat Rolled Products segment operating profit for the first six months of 2015 was $4.5 million, or 0.4% of sales, compared to segment operating loss of $45.5 million, or (4.1)% of sales, for the first six months of 2014. Segment operating profit benefited from $52.5 million in cost reductions during the first six months 2015. Results for the first six months of 2015 and 2014 included $23.2 million and $32.5 million, respectively, of HRPF start-up and Rowley titanium sponge facility PQ qualification costs.
The loss from continuing operations before tax for the first six months of 2015 was $1.0 million, compared to a loss from continuing operations before tax of $29.4 million, or (1.4)% of sales, for the first six months of 2014. Net loss from continuing operations attributable to ATI for the first six months of 2015 was $6.4 million, or $(0.06) per share, compared to net loss from continuing operations attributable to ATI of $21.9 million, or $(0.20) per share, for the first six months of 2014.

In our High Performance Materials & Components segment, we expect to see demand for our mill products, forgings and investment castings to improve over the next several years due to record backlogs and strong demand from airframe and jet engine OEMs. In this segment, demand from the oil & gas market, primarily for exploration applications, is expected to remain depressed through the end of 2015, and perhaps longer. We also expect segment results to continue to be negatively impacted by operating rates at the Rowley facility throughout 2015.

In our Flat Rolled Products segment, we expect selling prices and demand for our standard stainless products to remain under pressure until raw material prices recover and the level of imports normalize. High-value products sales are expected to weaken in the second half of 2015 as new orders will not fully replace a large oil & gas pipeline project that benefited first half results.

On May 28, 2015, we announced that during routine maintenance a defective component was discovered in the rotary crop shear (RCS) at the HRPF. Shortly after this discovery, our team was able to reprogram the HRPF to produce most of our flat rolled products without the RCS. During the second quarter and continuing until now, new product qualification and new product development has been taking place at a rapid pace, and we continued to work to capture the quality and productivity benefits of the HRPF. The component failure is expected to cause projected operating results benefits to shift to 2016. We remain confident that in the long-term the $150-$250 million annual operating profit benefit from cost reductions and new product sales enabled by the HRPF will be unaffected by the short-term impact from the RCS component failure. The RCS replacement is expected to be online by the end of September.

Our long-term strategy is to bring our industry-leading portfolio of products, technologies, and manufacturing capabilities to diversified high-value global markets with higher barriers to entry. The markets we serve are inherently cyclical and some of our key markets are currently highly volatile. Our strategy is to offset or limit the resulting negative impact of this volatility with the benefits of ATI’s diversified product mix and end market focus. Our strategy includes being focused on actions to align and integrate ATI’s specialty materials businesses, enhance ATI’s competitive position, and continuously improve the cost structure and operating efficiencies of our businesses to achieve long-term sustainable profitable growth.

Business Segment Results
The High Performance Materials & Components and Flat Rolled Products business segments represented the following percentages of our total revenues and segment operating profit for the first six months of 2015 and 2014:

	Six months ended		Six months ended
	June 30, 2015		June 30, 2014
	Revenue	Operating Profit	Revenue	Operating Profit (Loss)
High Performance Materials & Components	49%	96%	47%	142%
Flat Rolled Products	51%	4%	53%	(42)%
High Performance Materials & Components Segment
Second quarter 2015 sales decreased 0.6% to $511.1 million compared to the second quarter 2014, primarily as a result of lower mill product shipments. Sales of titanium and titanium-related alloys were 14% higher than the second quarter 2014. Sales of other products were lower, with sales of nickel-based and specialty alloys down 7% from the second quarter 2014, sales of precision forgings, castings and components down 8%, and sales for zirconium and related alloys down 2%. Sales to the aerospace market increased 7% compared to the prior year quarter, with sales to the jet engine and airframe aerospace markets up 14% and 6%, respectively. Sales to the oil & gas/chemical process industry decreased 34% compared to the second quarter 2014, reflecting continued weakened demand in the oil & gas market for exploration and other down-hole applications. Sales to the medical market increased 7% while sales to the electrical energy market declined 6%, both compared to the prior year second quarter.

Comparative information for our High Performance Materials & Components segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended June 30, 2015 and 2014 is as follows:

	Three months ended		Three months ended
Market	June 30, 2015		June 30, 2014
Aerospace:
Jet Engines	$177.8	35%	$155.9	30%
Airframes	102.0	20%	96.1	19%
Government	40.6	8%	46.7	9%
Total Aerospace	320.4	63%	298.7	58%
Medical	53.4	10%	49.8	10%
Electrical Energy	33.3	7%	35.5	7%
Oil & Gas/Chemical Process Industry	30.8	6%	46.5	9%
Defense	27.0	5%	26.3	5%
Transportation	13.8	3%	12.2	2%
Construction/Mining	11.6	2%	19.8	4%
Other	20.8	4%	25.3	5%
Total	$511.1	100%	$514.1	100%
International sales represented 43% of total segment sales for the second quarter 2015. Comparative information for the High Performance Materials & Components segment’s major product categories, based on their percentages of sales for the three months ended June 30, 2015 and 2014, is as follows:

	Three months ended June 30,
	2015	2014
High-Value Products
Nickel-based alloys and specialty alloys	31%	33%
Titanium and titanium alloys	29%	26%
Precision forgings, castings and components	27%	28%
Zirconium and related alloys	13%	13%
Total High-Value Products	100%	100%

Segment operating profit in the second quarter 2015 decreased to $42.6 million, or 8.3% of total sales, compared to $85.1 million, or 16.6% of total sales, for the second quarter 2014, primarily as a result of lower sales of most product forms combined with a less favorable product mix, and a $4.8 million charge for inventory valuation reserve adjustments, compared to a $26.0 million inventory valuation reserve benefit in the prior year quarter. Segment results continued to be negatively impacted by low operating rates at our Rowley, UT titanium sponge facility and by the strategic decision to use ATI-produced titanium sponge rather than lower cost titanium scrap to manufacture certain titanium products. Results benefited from $16.9 million in gross cost reductions in the second quarter 2015.
For the six months ended June 30, 2015, segment sales increased 5.5% to $1,053.9 million compared to the first six months of 2014, primarily as a result of higher mill product shipments. Sales to the aerospace market were 12% higher than the prior year to date period.
Comparative information for our High Performance Materials & Components segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the six month periods ended June 30, 2015 and 2014 is as follows:

	Six months ended		Six months ended
Market	June 30, 2015		June 30, 2014
Aerospace:
Jet Engines	$360.3	34%	$310.7	31%
Airframes	215.7	20%	189.2	19%
Government	82.9	8%	89.6	9%
Total Aerospace	658.9	62%	589.5	59%
Medical	108.1	10%	91.9	9%
Oil & Gas/Chemical Process Industry	70.7	7%	90.6	9%
Electrical Energy	69.0	6%	63.6	6%
Defense	53.2	5%	52.7	5%
Transportation	28.4	3%	25.4	3%
Construction/Mining	28.3	3%	37.0	4%
Other	37.3	4%	47.8	5%
Total	$1,053.9	100%	$998.5	100%
International sales represented 42% of total segment sales for the first six months of 2015. Comparative information for the High Performance Materials & Components segment’s major product categories, based on their percentages of sales for the six months ended June 30, 2015 and 2014, is as follows:

	Six months ended June 30,
	2015	2014
High-Value Products
Nickel-based alloys and specialty alloys	32%	32%
Titanium and titanium alloys	30%	26%
Precision forgings, castings and components	26%	29%
Zirconium and related alloys	12%	13%
Total High-Value Products	100%	100%
Segment operating profit for the first six months of 2015 decreased to $118.5 million, or 11.2% of total sales, compared to $154.2 million, or 15.4% of total sales, for the first six months of 2014 primarily as a result of a $4.3 million charge for inventory valuation reserve adjustments, compared to a $35.0 million inventory valuation reserve benefit in the prior year period. Excluding these inventory valuation reserve adjustments, segment operating profit as a percentage of sales was roughly equal, at 11.7% and 11.9%, respectively. Results benefited from $32.0 million in gross cost reductions in the first six months of 2015.
Flat Rolled Products Segment
Second quarter 2015 sales decreased 16% compared to the second quarter 2014, to $511.4 million, primarily due to lower shipments for nearly all products, and lower selling prices for standard products and most high-value products. Shipments of standard stainless products decreased 23%, reflecting a surge of low-priced imports, primarily from China, and aggressive inventory reductions by distribution customers in response to falling base-selling prices and raw material surcharges. Shipments of high-value products decreased 3%. Average selling prices decreased 9% for standard stainless products and 2% for high-value products. Second quarter 2015 Flat Rolled Products segment titanium shipments, including Uniti joint venture conversion, were 1.7 million pounds, a 39% decrease compared to the second quarter 2014, reflecting weaker project-based demand from industrial titanium markets.

Comparative information for our Flat Rolled Products segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the three month periods ended June 30, 2015 and 2014 is as follows:

	Three months ended		Three months ended
Market	June 30, 2015		June 30, 2014
Oil & Gas/Chemical Process Industry	$142.3	28%	$162.1	27%
Automotive	80.7	16%	106.1	17%
Electrical Energy	68.7	13%	83.5	14%
Food Equipment & Appliances	63.8	12%	73.9	12%
Construction/Mining	52.0	10%	53.4	9%
Aerospace & Defense	39.5	8%	42.4	7%
Transportation	28.6	6%	35.0	6%
Electronics/Computers/Communication	26.5	5%	36.1	6%
Medical	3.6	1%	6.8	1%
Other	5.7	1%	5.6	1%
Total	$511.4	100%	$604.9	100%
International sales represented 43% of total segment sales for the second quarter 2015. Comparative information for the Flat Rolled Products segment’s major product categories, based on their percentages of sales for the three months ended June 30, 2015 and 2014, is as follows:

	Three months ended June 30,
	2015	2014
High-Value Products
Nickel-based alloys and specialty alloys	26%	21%
Precision and engineered strip	26%	24%
Grain-oriented electrical steel	9%	8%
Titanium and titanium alloys	4%	5%
Total High-Value Products	65%	58%
Standard Products
Stainless steel sheet	18%	16%
Specialty stainless sheet	13%	22%
Stainless steel plate	4%	4%
Total Standard Products	35%	42%
Grand Total	100%	100%
Segment operating loss was $3.4 million, or (0.7)% of sales, for the second quarter 2015, compared to a segment operating loss of $19.9 million, or (3.3)% of sales, for the second quarter 2014. The lower operating loss was primarily driven by lower inventory valuation reserve charges. The second quarter 2015 included $5.1 million of LIFO inventory valuation reserve benefit, compared to a $29.9 million LIFO inventory valuation reserve charge in the second quarter 2014. Results in both periods also included a major portion of the higher costs related to the Rowley titanium sponge facility, including charges for the market-based valuation of industrial titanium products, as well as higher raw material costs due to the strategic decision to use ATI-produced titanium sponge rather than lower cost titanium scrap to manufacture certain titanium products.
Segment results in both periods included approximately $4 million in HRPF start-up costs. During the second quarter of 2015, a defective component was discovered in the rotary crop shear (RCS) at the HRPF during routine maintenance. The component failure is expected to cause projected operating results benefits to shift to 2016. During the second quarter and continuing until now, new product qualification and new product development has been taking place at a rapid pace, and we continued to work to capture the quality and productivity benefits of the HRPF. We remain confident that in the long-term the $150-$250 million annual operating profit benefit from cost reductions and new product sales enabled by the HRPF will be unaffected by the short-term impact from the RCS component failure.
Results benefited from $11.0 million in gross costs reductions in the second quarter 2015.

Comparative shipment volume and average selling price information of the segment’s products for the three months ended June 30, 2015 and 2014 is provided in the following table:

	Three months ended June 30,		%
	2015	2014	Change
Volume (000’s pounds):
High-Value	130,061	133,820	(3)%
Standard	148,794	193,699	(23)%
Total	278,855	327,519	(15)%
Average prices (per lb.):
High-value	$2.56	$2.60	(2)%
Standard	$1.19	$1.31	(9)%
Combined Average	$1.83	$1.84	(1)%
For the first six months of 2015, segment sales decreased 1.2% compared to the first six months of 2014, to $1,094.1 million, primarily due to lower shipments for standard products. Shipments of standard stainless products decreased 11%. The first six months of 2015 Flat Rolled Products segment titanium shipments, including Uniti joint venture conversion, were 3.7 million pounds, a 29% decrease compared to the first six months of 2014, reflecting weaker project-based work in industrial titanium markets.

Comparative information for our Flat Rolled Products segment revenues (in millions) by market and their respective percentages of the segment’s overall revenues for the six month periods ended June 30, 2015 and 2014 is as follows:

	Six months ended		Six months ended
Market	June 30, 2015		June 30, 2014
Oil & Gas/Chemical Process Industry	$312.7	29%	$279.8	25%
Automotive	175.6	16%	201.4	18%
Electrical Energy	141.4	13%	161.1	15%
Food Equipment & Appliances	134.0	12%	127.6	12%
Construction/Mining	115.6	11%	111.2	10%
Aerospace & Defense	82.2	7%	75.3	7%
Electronics/Computers/Communication	58.8	5%	67.3	6%
Transportation	53.6	5%	58.3	5%
Medical	6.9	1%	12.7	1%
Other	13.3	1%	13.1	1%
Total	$1,094.1	100%	$1,107.8	100%

International sales represented 41% of total segment sales for the first six months of 2015. Comparative information for the Flat Rolled Products segment’s major product categories, based on their percentages of sales for the six months ended June 30, 2015 and 2014, is as follows:

	Six months ended June 30,
	2015	2014
High-Value Products
Nickel-based alloys and specialty alloys	27%	20%
Precision and engineered strip	25%	25%
Grain-oriented electrical steel	8%	8%
Titanium and titanium alloys	3%	5%
Total High-Value Products	63%	58%
Standard Products
Stainless steel sheet	20%	17%
Specialty stainless sheet	13%	20%
Stainless steel plate	4%	5%
Total Standard Products	37%	42%
Grand Total	100%	100%
Segment operating profit was $4.5 million, or 0.4% of sales, for the first six months of 2015, compared to a segment operating loss of $45.5 million, or (4.1)% of sales, for the first six months of 2014. Results for 2015 reflect the benefits of slightly higher shipment volumes and selling prices for high-value products, and lower inventory valuation reserve charges. The first six months of 2015 segment operating results included $8.1 million of net inventory charges, including a $5.1 million LIFO inventory valuation reserve benefit and $13.2 million of inventory charges primarily related to the market-based valuation of industrial titanium products, compared to $51.0 million of inventory charges in the first six months of 2014 including a $37.9 million LIFO inventory valuation reserve charge and a $13.1 million charge for market-based valuation of industrial titanium products. Segment results for the first six months of 2015 and 2014 also included $9.2 million and $6.3 million, respectively of HRPF start-up costs. Results benefited from $20.5 million in gross costs reductions in the first six months of 2015.

Comparative shipment volume and average selling price information of the segment’s products for the six months ended June 30, 2015 and 2014 is provided in the following table:

	Six months ended June 30,		%
	2015	2014	Change
Volume (000’s pounds):
High-Value	259,264	256,589	1%
Standard	319,948	359,100	(11)%
Total	579,212	615,689	(6)%
Average prices (per lb.):
High-value	$2.65	$2.49	6%
Standard	$1.25	$1.28	(2)%
Combined Average	$1.88	$1.79	5%
Corporate Items
Corporate expenses for the second quarter 2015 were $9.2 million, compared to $11.7 million in the second quarter 2014. For the six months ended June 30, 2015, corporate expenses were $21.0 million, compared to $23.2 million for the six months ended June 30, 2014. The decrease in corporate expenses was primarily the result of lower incentive compensation expenses associated with the annual performance plan.
Interest expense, net of interest income, in the second quarter 2015 was $26.8 million, compared to net interest expense of $28.5 million in the second quarter 2014. On a year-to-date basis, the first six months of 2015 net interest expense was $53.5 million compared to $57.6 million for the first six months of 2014. The decrease in interest expense was primarily due to lower debt levels. Interest expense benefited from the capitalization of interest costs on major strategic capital projects by $0.5 million in the second quarter 2015 compared to $1.4 million in the second quarter 2014, primarily related to the HRPF. For the six months ended June 30, 2015 and 2014, capitalized interest was $1.0 million and $3.6 million, respectively.
Closed company and other expenses for the second quarter 2015 were $5.5 million, compared to $4.3 million for the second quarter 2014. For the six months ended June 30, 2015, closed company and other expenses were $10.9 million, compared to $9.3 million for the comparable 2014 period. These items are presented primarily in selling and administrative expenses in the consolidated statements of operations.
Retirement benefit expense, which includes pension expense and other postretirement expense, decreased to $19.3 million in the second quarter 2015, compared to $24.1 million in the second quarter 2014. For the six months ended June 30, 2015, retirement benefit expense was $38.6 million, compared to $48.0 million for the six months ended June 30, 2014. The decrease in retirement benefit expense was due to lower pension expense, primarily resulting from the use of a longer amortization period to recognize net actuarial losses. Approximately 95% of 2015 retirement benefit expense is included in cost of sales, with the remainder included in selling and administrative expenses.
Income Taxes
The second quarter 2015 benefit for income taxes was $7.7 million, or 35.6% of loss from continuing operations before income tax, compared to the second quarter 2014 benefit for income taxes of $2.9 million, or 85.3% of loss from continuing operations before income tax. Income taxes in the second quarter of 2015 included discrete tax expense of $0.7 million and income taxes in the second quarter of 2014 included discrete tax benefits of $2.2 million, primarily associated with adjustments to prior years’ taxes. For the first six months of 2015, the provision for income taxes was $0.3 million, compared to a benefit for income income taxes of $12.9 million for the 2014 comparable period. The income tax rate in 2015 and 2014 is impacted by the Company’s inability to use the federal domestic manufacturing deduction tax benefit due to net operating loss carryforwards. The first six months of 2015 included discrete tax expense of $0.9 million and the first six months of 2014 included discrete tax benefits of $4.4 million, primarily associated with adjustments to prior years’ and foreign taxes. During the second quarter of 2015, the Company resolved various uncertain tax position matters related to temporary differences which resulted in $60.9 million of the long-term liability for uncertain tax positions being reclassified as a deferred tax liability at June 30, 2015.
For the three and six months ended June 30, 2015 and 2014, the Company determined that it was unable to make a reliable estimate of the annual effective tax rate, as significant changes in projected results for the Company’s domestic operations can produce a significant variation in its annual effective tax rate. Therefore, the Company recorded a tax benefit/provision for the three and six months ended June 30, 2015 and 2014 based on the actual year to date effective rate for these periods.
Financial Condition and Liquidity
We believe that internally generated funds, current cash on hand and available borrowings under our credit facilities will be adequate to meet foreseeable liquidity needs, including payments remaining on the HRPF project. If we need to obtain additional financing using the credit markets, the cost and the terms and conditions of such borrowing may be influenced by our credit rating. We have no significant debt maturities until June 2019.
There were no outstanding borrowings made under the Company’s $400 million senior domestic credit facility (“credit facility”) as of June 30, 2015, although approximately $4.6 million has been utilized to support the issuance of letters of credit. Average borrowings under the credit facility for the first six months of 2015 were $49.8 million, bearing an average annual interest rate of 2.1%. The credit facility provides for a springing lien on certain of the Company’s accounts receivable and inventory. This springing lien became effective during the first quarter of 2015 as the Company’s credit ratings from both Standard & Poor’s (“S&P”) and Moody’s are now below investment grade following S&P’s downgrade to BB+ in the first quarter 2015. This springing lien is subsequently released if the Company’s credit rating returns to investment grade from either rating agency, assuming no event of default condition exists. Changes in our credit rating do not impact our access to, or the cost of, our existing credit facilities. The credit facility requires the Company to maintain a leverage ratio (measured as consolidated total indebtedness net of cash on hand in excess of $50 million, divided by consolidated EBITDA, defined as earnings before interest, taxes, depreciation and amortization, and non-cash pension expense, with the definition of consolidated EBIT excluding any gain or loss attributable to sale or other dispositions of assets outside the ordinary course of business, for the four prior fiscal quarters) of not greater than 4.50 for the quarter ended June 30, 2015, 3.75 for the quarter ended September 30, 2015, and 3.50 for the quarter ended December 31, 2015 and for each fiscal quarter thereafter. The credit facility also requires the Company to maintain an interest coverage ratio (consolidated EBITDA as calculated for the leverage ratio, divided by interest expense) of not less than 3.00 for the quarter ended June 30, 2015, 3.25 for the quarter ended September 30, 2015, and 3.50 for the quarter ended December 31, 2015 and for each fiscal quarter thereafter. At June 30, 2015, the leverage ratio was 3.93 and the interest coverage ratio was 3.13. While we are in compliance with these required financial ratios during all applicable periods through June 30, 2015, we do not expect to meet these required credit facility financial ratios at September 30, 2015, the next quarterly measurement period. In the third quarter 2015, we expect to replace the current revolving credit facility with an asset-based lending facility at the same $400 million borrowing capacity.
We have no off-balance sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.
Cash Flow and Working Capital
For the six months ended June 30, 2015, cash flow provided by operations was $91.5 million, despite a $55.3 million investment in managed working capital associated with increased business activity. First half 2015 operating cash activities included a $59.9 million federal tax refund and the net settlement of certain foreign currency forward contracts for cash proceeds of $37.9 million (see Note 5. Derivatives for further explanation). Cash used in investing activities was $63.8 million in the first six months of 2015, primarily for capital expenditures. Cash used in financing activities was $46.3 million in the first six months of 2015 and consisted primarily of dividend payments of $38.6 million to ATI stockholders and $6.3 million of debt repayments. At June 30, 2015, cash and cash equivalents on hand totaled $250.9 million, a decrease of $18.6 million from year end 2014. As of June 30, 2015, $158.2 million of cash and cash equivalents were held by our foreign subsidiaries.

As part of managing the liquidity of our business, we focus on controlling managed working capital, which is defined as gross accounts receivable and gross inventories, less accounts payable. In measuring performance in controlling managed working capital, we exclude the effects of LIFO and other inventory valuation reserves, and reserves for uncollectible accounts receivable which, due to their nature, are managed separately. At June 30, 2015, managed working capital increased to 39.5% of annualized total ATI sales compared to 38.5% of annualized sales at December 31, 2014, primarily due to lower annualized sales in the second quarter of 2015. During the first six months of 2015, managed working capital increased by $55.3 million, to $1.6 billion. The increase in managed working capital from December 31, 2014 resulted from a $68.0 million decrease in accounts payable, partially offset by a $10.3 million decrease in accounts receivable and a $2.4 million decrease in inventory. Days sales outstanding, which measures actual collection timing for accounts receivable, improved slightly in 2015 compared to year end 2014. Gross inventory turns, which exclude the effect of LIFO inventory valuation reserves, remained unchanged at June 30, 2015 compared to year end 2014.
The components of managed working capital at June 30, 2015 and December 31, 2014 were as follows:

	June 30,	December 31,
(In millions)	2015	2014
Accounts receivable	$593.4	$603.6
Inventory	1,472.9	1,472.8
Accounts payable	(487.5)	(556.7)
Subtotal	1,578.8	1,519.7
Allowance for doubtful accounts	4.8	4.8
LIFO reserve	(9.3)	(4.8)
Inventory reserves	71.0	68.9
Corporate and other	4.5	5.9
Managed working capital	$1,649.8	1,594.5
Annualized prior 2 months sales	$4,180.2	$4,144.5
Managed working capital as a % of annualized sales	39.5%	38.5%
Change in managed working capital from December 31, 2014	$55.3
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

Capital expenditures were $63.3 million for the first six months of 2015. We currently expect our 2015 capital expenditures to be approximately $250 million, approximately half of which is related to completion of payments associated with the HRPF. We expect to fund these capital expenditures with cash on hand and cash flow generated from our operations and if needed, by using a portion of our available borrowings under our credit facilities.
Debt
At June 30, 2015, we had $1,521.0 million in total outstanding debt, compared to $1,526.9 million at December 31, 2014.
In managing our overall capital structure, some of the measures on which we focus are net debt to total capitalization, which is the percentage of our debt, net of cash that may be available to reduce borrowings, to our total invested and borrowed capital, and total debt to total capitalization, which excludes cash balances. Net debt as a percentage of total capitalization was 33.0% at June 30, 2015, compared to 32.6% at December 31, 2014. The net debt to total capitalization was determined as follows:

(In millions)	June 30, 2015	December 31, 2014
Total debt	$1,521.0	$1,526.9
Less: Cash	(250.9)	(269.5)
Net debt	$1,270.1	$1,257.4
Total ATI stockholders’ equity	2,584.3	2,598.4
Net ATI total capital	$3,854.4	$3,855.8
Net debt to ATI total capital	33.0%	32.6%
Total debt to total capitalization of 37.0% at June 30, 2015 remained unchanged from December 31, 2014.
Total debt to total capitalization was determined as follows:

(In millions)	June 30, 2015	December 31, 2014
Total debt	$1,521.0	$1,526.9
Total ATI stockholders’ equity	2,584.3	2,598.4
Total ATI capital	$4,105.3	$4,125.3
Total debt to total ATI capital	37.0%	37.0%

During the first quarter of 2015, S&P downgraded the Company’s credit rating one notch to BB+ from BBB-, resulting in an increase of the interest rate on the Senior Notes due 2023 (the “2023 Notes”) from 6.125% as of December 31, 2014 to 6.375% effective with the interest period beginning February 15, 2015. Future downgrades of the Company’s credit ratings could result in additional increases to the interest cost with respect to the 2023 Notes.
We have a $400 million credit facility that includes a $200 million sublimit for the issuance of letters of credit. Under the terms of the facility, we may increase the size of the facility by up to $100 million without seeking the further approval of the lending group. Although there were no outstanding borrowings made under the credit facility as of June 30, 2015, average borrowings for the first six months of 2015 were $49.8 million bearing an average annual interest rate of 2.1%. The credit facility provides for a springing lien on certain of the Company’s accounts receivable and inventory. This springing lien became effective during the first quarter of 2015 as the Company’s credit ratings from both S&P’s and Moody’s are now below investment grade following S&P’s downgrade in the first quarter 2015 discussed above. This springing lien is subsequently released if the Company’s credit rating returns to investment grade from either rating agency, assuming no event of default condition exists.
We have an additional, separate credit facility for the issuance of letters of credit. As of June 30, 2015, $32 million in letters of credit were outstanding under this facility.
Shanghai STAL Precision Stainless Steel Company Limited (STAL), the Company’s Chinese joint venture company in which ATI has a 60% interest, is in the process of amending a separate $20 million revolving credit facility entered into in April 2015. As amended, borrowings under the STAL revolving credit facility are in U.S. dollars based on U.S. interbank offered rates. The credit facility is supported solely by STAL’s financial capability without any guarantees from the joint venture partners. The credit facility requires STAL to maintain a minimum level of shareholders’ equity, and certain financial ratios.

Dividends
A regular quarterly dividend of $0.18 per share of common stock was paid on June 17, 2015 to stockholders of record at the close of business on May 27, 2015. The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate.
Labor Matters
The collective bargaining agreements between ATI and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (USW) at many of our Flat Rolled Products segment facilities, and at two High Performance Materials & Components segment facilities located in Albany, OR and Lockport, NY, expired on June 30, 2015. USW-represented employees continue to work without a contract under the terms of the expired agreements while negotiations continue. ATI continues to work diligently and in good faith with the USW on the negotiation process in an attempt to reach new, fair and market competitive labor agreements.
Critical Accounting Policies
Inventory
At June 30, 2015, we had net inventory of $1,472.9 million. Inventories are stated at the lower of cost (last-in, first-out (“LIFO”), first-in, first-out (“FIFO”) and average cost methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Most of our inventory is valued utilizing the LIFO costing methodology. Inventory of our non-U.S. operations is valued using average cost or FIFO methods. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold. Generally, over time based on overall inflationary trends in raw materials, labor and overhead costs, the use of the LIFO inventory valuation method will result in a LIFO inventory valuation reserve, as the higher current period costs are included in cost of sales and the balance sheet carrying value of inventory is reduced.
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
In applying the lower of cost or market principle, market means current replacement cost, subject to a ceiling (market value shall not exceed net realizable value) and a floor (market shall not be less than net realizable value reduced by an allowance for a normal profit margin). We evaluate product lines on a quarterly basis to identify inventory values that exceed estimated net realizable value. The calculation of a resulting reserve, if any, is recognized as an expense in the period that the need for the reserve is identified. We recorded a $4.5 million decrease to our cost of sales for changes in our LIFO inventory valuation method in the first six months of 2015 which was offset by a $4.3 million increase in net realizable value reserves on the carrying value of LIFO-based inventory. The first six months of 2015 and 2014 results included $11.4 million and $13.1 million, respectively, in inventory valuation charges related to the market-based valuation of industrial titanium products in the Flat Rolled Products segment.

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
Pending Accounting Pronouncements

In July 2015, the FASB issued changes to simplify the measurement of inventory valuation at the lower of cost or net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  The new inventory measurement requirements are effective for the Company’s 2017 fiscal year, and will replace the current inventory valuation guidance that requires the use of a lower of cost or market framework. This change in the measurement of inventory does not apply to inventory valued on LIFO, which is the accounting basis used for most of the Company’s inventory.  The adoption of these changes is not expected to have a material impact to the Company’s consolidated financial statements.

In April 2015, the FASB issued new guidance on presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this guidance. This update will be effective for the Company beginning in fiscal year 2016, with early adoption permitted, and is applied on a retrospective basis. As of June 30, 2015 and December 31, 2014, the Company had $10.2 million and $10.9 million, respectively, of debt issuance costs reported as assets on the consolidated balance sheet that will be reclassified to a reduction of the carrying amount of the debt liability upon the Company’s adoption of this new guidance.

In May 2014, the FASB issued changes to revenue recognition with customers. This update provides a five-step analysis of transactions to determine when and how revenue is recognized. An entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved a one-year deferral of the effective date of this new guidance resulting in it now being effective for the Company beginning in fiscal year 2018. This update may be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
Forward-Looking and Other Statements
From time to time, we have made and may continue to make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements in this report relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results, performance or achievements to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: (a) material adverse changes in economic or industry conditions generally, including global supply and demand conditions and prices for our specialty materials; (b) material adverse changes in the markets we serve, including the aerospace and defense, oil and gas/chemical process industry, electrical energy, medical, automotive, construction and mining, and other markets; (c) our inability to achieve the level of cost savings, productivity improvements, synergies, growth or other benefits anticipated by management, from strategic investments and the integration of acquired businesses, whether due to significant increases in energy, raw materials or employee benefits costs, the possibility of project cost overruns or unanticipated costs and expenses, or other factors; (d) volatility of prices and availability of supply of the raw materials that are critical to the manufacture of our products; (e) declines in the value of our defined benefit pension plan assets or unfavorable changes in laws or regulations that govern pension plan funding; (f) significant legal proceedings or investigations adverse to us; (g) labor disputes and work stoppage; and (h) other risk factors summarized in our Annual Report on Form 10-K for the year ended December 31, 2014, and in other reports filed with the Securities and Exchange Commission. We assume no duty to update our forward-looking statements.

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
At June 30, 2015, the outstanding financial derivatives used to hedge our exposure to energy cost volatility included natural gas hedges. For natural gas, approximately 80% of our forecasted domestic requirements are hedged for 2015, approximately 80% for 2016, and approximately 50% for 2017. The net mark-to-market valuation of these outstanding natural gas hedges at June 30, 2015 was an unrealized pre-tax loss of $19.8 million, comprised of $10.9 million in accrued liabilities and $8.9 million in other long-term liabilities. For the three months ended June 30, 2015, the effects of natural gas hedging activity increased cost of sales by $3.9 million.
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

The majority of our products are sold utilizing raw material surcharges and index mechanisms. However, as of June 30, 2015, we had entered into financial hedging arrangements, primarily at the request of our customers, related to firm orders for an aggregate amount of approximately 20% of our estimated annual nickel requirements. These nickel hedges extend to 2020. Any gain or loss associated with these hedging arrangements is included in cost of sales. At June 30, 2015, the net mark-to-market valuation of our outstanding raw material hedges was an unrealized pre-tax loss of $21.2 million, comprised of $10.7 million in accrued liabilities and $10.5 million in other long-term liabilities on the balance sheet.
Foreign Currency Risk. Foreign currency exchange contracts are used, from time-to-time, to limit transactional exposure to changes in currency exchange rates. We sometimes purchase foreign currency forward contracts that permit us to sell specified amounts of foreign currencies expected to be received from our export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts are designated as hedges of the variability in cash flows of a portion of the forecasted future export sales transactions which otherwise would expose the Company to foreign currency risk, primarily euros. At June 30, 2015, the Company held euro forward sales contracts designated as hedges with a notional value of approximately 334 million euro with maturity dates through June 2018, including approximately 103 million euro with maturities in 2015. In addition, we may also designate cash balances held in foreign currencies as hedges of forecasted foreign currency transactions.
During the first quarter of 2015, the Company net settled 126.5 million euro notional value of foreign currency forward contracts designated as cash flow hedges with 2015 maturity dates, receiving cash proceeds of $26.1 million which is reported in cash provided by operating activities on the consolidated cash flow statement. Deferred gains on these settled cash flow hedges currently recognized in accumulated other comprehensive income will be reclassified to earnings when the underlying transactions occur. The Company subsequently entered into 115 million euro notional value of foreign currency forward contracts designated as fair value hedges in the first quarter of 2015, all with 2015 maturity dates and of which 69 million euro notional was outstanding as of June 30, 2015. The Company recorded a $1.9 million and $7.4 million benefit in costs of sales on the consolidated statement of operations in the second quarter and six months ended June 30, 2015, respectively, for mark-to-market changes on these fair value hedges.
We may also enter into foreign currency forward contracts that are not designated as hedges, which are denominated in the same foreign currency in which export sales are denominated. During the first quarter of 2015, the Company net settled 40.3 million euro notional value of foreign currency forward contracts that were not designated as hedges, receiving cash proceeds of $11.8 million which is reported in cash provided by operating activities on the consolidated cash flow statement. The Company also entered into 33 million euro notional value of foreign currency forward contracts not designated as hedges in the first quarter of 2015, all of which are still outstanding as of June 30, 2015 and with maturity dates through June 2016.
At June 30, 2015, the net mark-to-market valuation of the outstanding foreign currency forward contracts was an unrealized pre-tax gain of $56.9 million, of which $25.2 million is included in prepaid expenses and other current assets, $32.9 million in other long-term assets, and $1.2 million in accrued liabilities on the balance sheet.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2015, and they concluded that these disclosure controls and procedures are effective.
(b) Changes in Internal Controls
There was no change in our internal controls over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2015 conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 6.	Exhibits
(a) Exhibits

10.1	Allegheny Technologies Incorporated 2015 Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on March 20, 2015 (File No. 1-12001)).*

12.1	Computation of the Ratio of Earnings to Fixed Charges (filed herewith).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALLEGHENY TECHNOLOGIES INCORPORATED
(Registrant)

Date:	July 30, 2015	By	/s/ Patrick J. DeCourcy
Patrick J. DeCourcy
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date:	July 30, 2015	By	/s/ Karl D. Schwartz
Karl D. Schwartz
Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

10.1	Allegheny Technologies Incorporated 2015 Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on March 20, 2015 (File No. 1-12001)).*

12.1	Computation of the Ratio of Earnings to Fixed Charges (filed herewith).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a – 14(a) or 15d – 14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Report.